Form 10-Q
period 1996-03-31
ALLIED WASTE INDUSTRIES INC
filed 1996-06-03
CIK 848865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


FORM 10-Q

 (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:     March 31, 1996

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ___________

     Commission File Number:  0-19285


                      ALLIED WASTE INDUSTRIES, INC.
           (Exact name of registrant as specified in its charter)


                     Delaware                          88-0228636
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization.)     Identification No.)

   7201 East Camelback Road, Suite 375, Scottsdale, Arizona  85251
        (Address of principal executive offices and zip code)


  Registrant's telephone number, including area code:  (602) 423-2946

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                   Yes  X      No ___

     Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

           Class                           Outstanding as of March 31, 1996
        Common Stock                                 50,392,777




ALLIED WASTE INDUSTRIES, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

INDEX

                                        Page

Part I   Financial Information
             Item 1-Financial Statements
                    Condensed Consolidated Balance Sheets                   3
                    Condensed Consolidated Statements of Operations         4
                    Condensed Consolidated Statements of Cash Flows         5
                    Notes to Condensed Consolidated Financial Statements    6
             Item 2-Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    10

Part II  Other Information
             Item 1-Legal Proceedings                                      18
             Item 2-Changes in Securities                                  18
             Item 3-Defaults Upon Senior Securities                        18
             Item 4-Submission of Matters to a Vote of Securing Holders    18
             Item 5-Other Information                                      18
             Item 6-Exhibits and Reports on Form 8-K                       18
             Signature                                                     19



                         ALLIED WASTE INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                           December 31,           March 31,
                                               1995                 1996
                                                                (unaudited)
ASSETS
Current Assets:
Cash and cash equivalents                  $  3,588              $  4,345
Accounts receivable, net of allowance of
     $2,398 and  $2,373                      26,326                25,878
Prepaid and other current assets              5,103                 4,046
Current portion of landfills                  7,103                 7,103
Inventories                                   1,467                 1,717
Deferred income taxes                         2,669                 2,149
Total current assets                         46,256                45,238
Property and equipment, net                 285,538               296,647
Goodwill, net                                85,230                93,353
Other assets                                 12,593                12,551
Total assets                               $429,617              $447,789

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt to
     related parties                       $    121              $    121
Current portion of long-term debt to
     unrelated parties                       22,423                14,417
Accounts payable                             18,704                12,439
Accured interest                              5,995                 2,529
Other accured liabilities                    12,577                13,721
Unearned income                               7,287                 6,953
Total current liabilities                    67,107                50,180
Long-term debt to related parties, less
     current portion                          1,862                 1,833
Long-term debt to unrelated parties,
     less current portion                   174,415               155,709
Convertible subordinated debt, net
     of discount                              7,779                 7,788
Deferred income taxes                        25,649                25,516
Accured closure and post closure costs       10,530                10,098
Deferred royalties and other long-term
    obligations                               9,131                 8,741
Commitments and contingencies
Stockholders' Equity --
Preferred stock, aggregate liquidation
     preference of $15,052 and  $14,934
     at December 31, 1995 and
     March  31, 1996, respectively                2                     2

Common stock                                    411                   504
Additional paid in capital                  132,731               185,145
Retained earnings                                --                 2,273
Total stockholders' equity                  133,144               187,924
Total liabilities and stockholders' equity $429,617              $447,789

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.



                          ALLIED WASTE INDUSTRIES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share amounts and number of shares; unaudited)

                                               Three Months Ended March 31,
                                                    1995          1996

Revenues                                         $  39,951     $  46,437
Cost of operations                                  21,305        24,365
Selling, general and administrative expenses         6,978         8,284
Depreciation and amortization                        5,278         6,601
Operating income before pooling costs                6,390         7,187
Pooling costs                                           --           928
Operating income                                     6,390         6,259
Interest Income                                       (279)          (42)
Interest Expense                                     2,561         1,634
Income before income taxes                           4,108         4,667
Income tax expense                                   1,912         2,100
Income before minority interest                      2,196         2,567
Minority interest                                        6             6
Net income                                           2,190         2,561
Dividends on preferred stock                        (1,144)         (288)
Net income to common shareholders                $   1,046      $  2,273

Income per share                                 $    0.04      $   0.05

Weighted average common and common
     equivalent shares                          27,593,871    50,453,644


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                          ALLIED WASTE INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands; unaudited)

                                                Three Months Ended March  31,
                                                     1995          1996
Operating Activities --
Net income                                        $  2,190     $  2,561
Adjustments to reconcile net income to cash
    provided by (used for)
    operating activities --
Provisions for:
Depreciation and amortization                        5,278        6,601
Closure and post-closure costs                         402          239
Doubtful accounts                                      254          360
Deferred income taxes                                1,903          555
(Gain) on sale of fixed assets                         (17)         (14)
Change in operating assets and liabilities,
     excluding the effects of
     purchase acquisitions --
Accounts receivable, prepaid expenses,
     inventories and other                          (1,205)        (437)
Accounts payable, accrued liabilities,
     unearned income, closure and post-closure
     costs and other                                (8,221)     (14,484)
Cash provided by (used for) operating activities       584       (4,619)

Investing Activities --
Cost of acquisitions, net of cash acquired          (1,154)      (2,945)
Capital expenditures                                (9,807)      (5,980)
Proceeds from sale of fixed assets                     231           52
Change in deferred acquisition costs and notes
     receivable                                      (537)          (66)
Cash used for investing activities                (11,267)       (8,939)

Financing activities --
Net proceeds from sale of common stock,
     stock options and warrants                    29,407        48,217
Proceeds from long-term debt, net of
     issuance costs                                   814        11,900
Payments of long-term debt                        (15,476)      (45,430)
Other long-term obligations                          (259)         (197)
Dividends paid                                       (877)         (327)
Equity transactions of pooled companies              (189)          152
Cash provided by financing activities              13,420        14,315
Increase in cash and cash equivalents               2,737           757
Cash and cash equivalents, beginning of period      5,142         3,588
Cash and cash equivalents, end of period         $  7,879      $  4,345

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                      ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies
     Allied Waste Industries, Inc. ("Allied" or the "Company") is incorporated under the laws of the state of Delaware. Allied is a solid waste management company providing non-hazardous waste collection, transfer, recycling and disposal services in selected markets.

     The condensed consolidated financial statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 1995, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the
"SEC").   As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or
omitted.   The Company believes that the presentations and disclosures herein are adequate to make the information not misleading when read in connection with the Company's Annual Report on Form 10-K. The condensed consolidated financial statements as of March 31, 1996 and for the three months ended March
 31, 1995 and 1996 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for such periods. The condensed consolidated financial statements and accompanying notes have also been restated to reflect acquisitions accounted for as poolings-of-interests (See
Note 2).

     Operating results for interim periods are not necessarily indicative of
the results for full years.   It is suggested that these condensed consolidated
financial statements be read in conjunction with the consolidated financial statements of Allied Waste Industries, Inc. and subsidiaries for the year ended December 31, 1995 and the related notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 1996.

     There have been no significant additions to or changes in accounting policies of the Company since December 31, 1995. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 1995 in the Company's Annual Report on Form 10-K.

     Certain reclassifications have been made in prior period financial statements to conform to the current presentation.

Statements of cash flows --
     The supplemental cash flow disclosures and non-cash transactions for the three months ended March 31, 1995 and 1996 are as follows (in thousands; unaudited):

                                                Three Months Ended March  31,
                                                   1995            1996
Supplemental Disclosures --
Interest paid                                   $  7,046        $  8,542
Income taxes paid                                    172           1,927
Non Cash Transactions --
Common or preferred stock issued in acquisitions      269           3,093
Capital leases                                     2,722           4,603
Debt and liabilities incurred or assumed in
     acquisitions                                  8,693           3,364
Capitalized interest                               2,183           3,634

2.  Business Combinations
     Acquisitions accounted for as purchases are reflected in the results of operations since the date of purchase in Allied's condensed consolidated financial statements. The results of operations for acquisitions accounted for as poolings-of-interests are included in Allied's condensed consolidated financial statements for all periods presented. Often the final determination of the cost of certain of the Company's acquisitions is subject to resolution of certain contingencies. Once such contingencies are achieved, the purchase price is adjusted. Shares issued in connection with business acquisitions have been valued taking into consideration certain restrictions placed on the stock.

     The following table summarizes acquisitions for the three months ended March 31, 1995 and 1996 (unaudited):

                                                 Three Months Ended March 31,
                                                       1995          1996
Number of businesses acquired accounted for as:
Poolings-of-interests                                    1             3
Purchases                                                4             6
Total consideration (in millions)                     $  3.4         $23.4
Shares of  common stock issued                     146,539     1,906,493(1)

(1)  Includes 103,590 shares of contingently issuable common stock.

     The following table shows the effect on reported revenue and net income of using the pooling-of-interests method of accounting for business combinations during the three months ended March 31, 1996:

                                                  Before     Effect     After
                                                 Pooling       of      Pooling
                                                 Effects    Poolings   Effects
Three months ended March  31, 1996 (unaudited)
   Revenues                                     $  44,418  $  2,019   $ 46,437
   Net income                                       2,340       221      2,561
Three months ended March  31, 1995 (unaudited)
   Revenues                                        38,045     1,906     39,951
   Net income                                       2,000       190      2,190
Year ended December 31, 1995
   Revenues                                       169,865     8,716    178,581
   Net income                                      11,584       330     11,914
Year ended December 31, 1994
   Revenues                                       114,814     7,562    122,376
   Net (loss)                                      (6,731)      337     (6,394)
Year ended December 31, 1993
   Revenues                                        69,206     6,375     75,581
   Net income                                       2,319       174      2,493

     Pooling costs of $928,000 related to the 1996 poolings-of-interests were charged to expense during 1996. The after-tax impact of these expenses on earnings per share was ($0.01) in 1996. Pooling costs include legal, accounting and consulting fees, stock registration costs, and integration and other costs of business consolidation.

Unaudited pro forma income statement data --

     The following unaudited pro forma consolidated data for the year ended December 31, 1995 presents the results of operations of Allied as if the companies acquired using the purchase method of accounting for business combinations in 1995 and through March 31, 1996, had all occurred as of January 1, 1995 (in thousands, except per share data):

                                                          December 31, 1995
                                                             (unaudited)
Revenues                                                     $  190,035
Operating income                                                 32,432
Net income                                                       12,430
Net income to common shareholders                                 6,209
Net income per common share                                        0.18
EBITDA (1)                                                       58,023

     The following unaudited pro forma consolidated data for the three months ended March 31, 1996 present the results of operations of Allied as if the companies acquired using the purchase method of accounting for business combinations in 1996 were acquired as of January 1, 1996 (in thousands, except per share data):



                                                            March 31,1996
                                                              (unaudited)
Revenues                                                       $  47,768
Operating income                                                   6,423
Net income                                                         2,656
Net income to common shareholders                                  2,368
Net income per common share                                         0.05
EBITDA (1)                                                        13,141

(1) EBITDA represents operating income plus depreciation and amortization. The Company has included EBITDA data (which are not a measure of financial performance under generally accepted accounting principles) because it understands such data are used by certain investors and creditors to determine the Company's historical ability to service its indebtedness.

     This data does not purport to be indicative of the results of operations of Allied that might have occurred nor which might occur in the future.

3. Property and Equipment

     Property and equipment at December 31, 1995 and March 31, 1996 was as follows (in thousands):

                                                            1995        1996
                                                              (unaudited)
Land and improvements                                   $ 15,786     $  16,058
Land held for permitting as landfills(1)                   5,640         5,640
Landfills                                                179,463       186,397
Buildings and improvements                                19,931        22,714
Vehicles and equipment                                    74,181        79,923
Containers and compactors                                 30,134        31,632
Furniture and office equipment                             5,642         5,250
                                                         330,777       347,614
Accumulated depreciation and amortization                (45,239)      (50,967)
                                                        $285,538     $  296,647

(1) These properties have been approved for use as a landfill, and the Company is currently in the process of obtaining the necessary permits.

4.  Net Income per Common Share

     Net income per common share is calculated by dividing net income per common share less dividend requirements on preferred stock by the weighted average number of common shares and common share equivalents outstanding during each period, as restated to reflect acquisitions accounted for as poolings-of-interests. The computation of weighted average common and common equivalent shares used in the calculation of income per common share is as follows (unaudited):

                                               Three Months Ended  March  31,
                                                     1995          1996
Common shares outstanding                         30,950,443    50,392,777
Effect of using weighted average common shares
     outstanding during the period                (3,903,201)   (2,397,487)
Effect of stock options and warrants
     assumed exercisable                                  --     2,314,668
Effect of Series C preferred stock
     assumed converted                               234,820            --
Effect of shares assumed issued pursuant
     to earn-out                                     311,809       143,686
                                                  27,593,871    50,453,644

     Conversion has not been assumed for Series D preferred stock, 9% preferred stock, 7% preferred stock and convertible subordinated notes in 1995 and 1996, as the effect would not be dilutive. Additionally, conversion has not been assumed for Series E preferred stock, $90 preferred stock and stock options and warrants in 1995, as the effects would not be dilutive.

5.  Subsequent Events

     Subsequent to March 31, 1996, the Company entered into an agreement with SWS Management Company ("SWS") whereby SWS purchased 300,000 shares of common stock of a subsidiary with a book value of $300,000. In exchange for the shares, SWS issued a $300,000 promissory note bearing interest at 7%, due
April 1, 2001, collateralized by the 300,000 shares.   SWS will assume certain
management responsibilities for this subsidiary.

     Subsequent to March 31, 1996, approximately $1.9 million of unsecured convertible debentures were converted into 320,833 shares of common stock.




                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, included elsewhere herein.

Introduction

     The Company has experienced significant growth, a substantial portion of which has resulted from the acquisition of solid waste businesses. Since January 1, 1992, the Company has completed 84 acquisitions. In 1995 the Company acquired 18 businesses and it has acquired 12 businesses subsequent to
1995.   See Note 2 to the Company's Condensed Consolidated Financial
Statements. The Company's Condensed Consolidated Financial Statements have been restated to reflect the acquisition of companies accounted for using the pooling-of-interests method for business combinations. The majority of the acquisitions were accounted for under the purchase method for business combinations and, accordingly, the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable.

General

     Revenues. The Company's revenues are attributable primarily to fees charged to customers for waste collection, transfer, recycling and disposal services. The Company's collection services are generally provided under direct agreements with its customers or pursuant to contracts with municipalities. Commercial and municipal contract terms, where used, generally range from 1 to 5 years and commonly have automatic renewal options. The Company's landfill operations include both Company-owned landfills and those operated for municipalities for a fee. The Company is vertically integrated in each geographic region in which it is located as it provides collection, transfer and disposal services. The tables below show for the periods indicated the percentage of the Company's total revenues attributable to services provided and to geographic region (unaudited):


                                 Year Ended December 31,     Three Months Ended
                                 1993     1994     1995        March  31, 1996
Collection (1)                   64.4%    61.7%    57.0%             57.7%
Transfer                          4.1     10.9     11.6               9.3
Landfill (1)                     17.5     18.8     22.3              23.6
Other                            14.0      8.6      9.1               9.4
Total revenues                  100.0%   100.0%   100.0%            100.0%

Midwest                          68.3%    61.7%    62.8%             59.8%
Southeast                          --     11.1     13.1              15.2
Southwest                        31.7     27.2     24.1              25.0
Total  revenues                 100.0%   100.0%   100.0%            100.0%


(1) The portion of collection revenues attributable to disposal charges for waste collected by the Company and disposed at the Company's landfills have been excluded from collection revenues and included in landfill revenues.


     The Company's strategy is to develop vertically integrated operations to ensure internalization of waste it collects and thus realize higher margins from its operations. By disposing waste at Company-owned and/or operated landfills, the Company eliminates third-party disposal costs and retains the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 79.7% of Company-collected waste is disposed of at Company-owned and/or operated landfills as measured using disposal costs in 1996. In addition, transfer stations are an integral part of the disposal process. The Company locates its transfer stations in areas where its landfills are outside of the population centers in which it collects waste. Such waste is transloaded and economically transported to its landfills. Transfer and landfill revenues as a percentage of total revenues increased from 4.1% and 17.5% in 1993 to 9.3% and 23.6% in 1996, respectively, which reflects
the continued implementation of the Company's strategy.   Although transfer
revenues typically generate lower operating margins, the increase in transfer revenues as a percentage of total revenues is not expected to have an adverse effect on the profitability of the Company.

     Expenses. Cost of operations includes labor, maintenance and repairs, equipment and facility rent, utilities and taxes, the costs of ongoing environmental compliance, safety and insurance, disposal costs and costs of independent haulers transporting Company waste to the disposal sites. Disposal costs include certain landfill taxes, host community fees, payments under agreements with respect to landfill sites that are not owned, landfill site maintenance, fuel and other equipment operating expenses and accruals for closure and post-closure monitoring expenses anticipated to be incurred in the future.

     Selling, general and administrative expenses include management, clerical and administrative compensation and overhead, sales costs, community relations expenses and provisions for estimated uncollectible accounts receivable and potentially unrealizable acquisition costs.

     Depreciation and amortization includes depreciation of fixed assets and amortization of landfill airspace, goodwill and other tangible assets.

     In connection with potential acquisitions, the Company incurs certain transaction and integration costs which include stock registration, legal, accounting, consulting, engineering and other direct costs. When an acquisition is accounted for using the pooling-of-interests method for business combinations, these costs are charged to the statement of operations as pooling costs. When potential acquisitions are accounted for using the purchase method for business combinations, these costs are capitalized. The Company routinely evaluates such capitalized costs and expenses those costs which have no further value. Indirect acquisition costs, such as executive salaries, general corporate overhead and other corporate services, are expensed as incurred.

     Direct landfill development costs, such as engineering, upgrading, construction and permitting costs, are capitalized and amortized based on consumed airspace. The Company believes that the costs associated with the engineering, owning and operating landfills will increase in the future as a result of federal, state and local regulation and a growing community awareness of the landfill permitting process. Although there can be no assurance, the Company believes, that it will be able to implement price increases sufficient to offset these increased expenses. All indirect landfill development costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred.

     Accrued closure and post-closure costs represent an estimate of the current value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills currently owned and/or operated by the Company. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by the Company for which it is responsible for closure and post-closure. Estimated costs are accrued based on accepted tonnage as landfill airspace is consumed. Effective January 1, 1994 the Company changed its accounting policy to discount its future closure and post-closure obligations where the Company believes that both the amounts and timing of related payments are reliably determinable. The Company periodically updates its estimates of future closure and post-closure costs. The impact of changes which are determined to be changes in estimates are accounted for on a prospective basis.

     The net present value of the closure and post-closure commitment is calculated assuming inflation of 3.5% and a risk-free capital rate of 7.0%. Discounted amounts previously recorded are accreted to reflect the effects of
the passage of time.   Based on  these assumptions, the Company's current
estimate of total future payments for closure and post-closure is $165 million while the present value of such estimate is $55 million. At December 31, 1995, and March 31, 1996, respectively, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $10.5 million and $10.1 million. The accruals reflect relatively young landfills with estimated remaining lives, based on current waste flows, that range from 3 to over 75 years, with an estimated average remaining life of greater than 25 years.

       During 1994, the Company's landfills became subject to the closure and post-closure requirements of Subtitle D. Previously, the Company's landfills were subject to local requirements. The principle changes under Subtitle D are an extension of the post-closure monitoring period to 30 years and a
requirement to use clay or synthetic liners as capping materials.   The Company
updated its estimates of future closure and post-closure costs in accordance with its interpretations of Subtitle D.

Results of Operations

Three Months Ended March  31, 1995 and 1996

The following table sets forth the percentage relationship that the various items bear to revenues and the percentage change in dollar amounts for the
periods indicated.   The statement of operations data have been restated to give effect to transactions completed in 1995 and 1996, that were accounted for using
the pooling-of -interests method for business combinations.   See Note 2 to the
Company's Condensed Consolidated Financial Statements.

                                           Three Months Ended March  31,
                                        1995     1996     1996 Compared to 1995
                                                           % Change in Amounts
                                                                (unaudited)
Statement of Operations Data:
                                       100.0%   100.0%            16.2%
Cost of operations                      53.3     52.5             14.4
Selling, general and
     administrative expenses            17.5     17.8             18.7
Depreciation and amortization           13.2     14.2             25.1
Operating income before pooling costs   16.0     15.5             12.5
Pooling costs                            - -      2.0              N/A
Operating income                        16.0     13.5             (2.1)
Interest expense, net                    5.7      3.4            (30.2)
Income tax expense                       4.8      4.5              9.8
Minority interest                        - -      - -              - -
Net income                               5.5%     5.6%            16.9
Other Data:

EBITDA (1)   before pooling costs       29.2%    29.7%            18.2%
EBITDA (1)   after pooling costs        29.2%    27.7%            10.2%

(1) EBITDA represents operating income plus depreciation and amortization. The Company has included EBITDA data (which are not a measure of financial performance under generally accepted accounting principles) because it understands such data are used by certain investors and creditors to determine the Company's historical ability to service its indebtedness.

     Revenues. Revenues in 1996 were $46.4 million compared to $40.0 million in 1995, an increase of 16.2%. The increase in revenues is due primarily to the effects of acquisitions as well as price and volume increases attributable to existing operations. Revenues of $2.2 million in the first quarter of 1996 were generated from companies acquired since January 1995, while increases in revenues attributable to existing operations amounted to $4.2 million.
Average price increases as a percentage of revenue were approximately  4%.

     Cost of Operations. Cost of operations in 1996 was $24.4 million compared to $21.3 million in 1995, an increase of 14.4%. The increase in costs was attributable primarily to the increase in revenues described previously. As a percentage of revenues, cost of operations decreased to 52.5% in 1996 from 53.3% in 1995. The resulting increase in margins was due primarily to better internalization of waste flows in 1996 as compared to 1995 during which, Company-collected waste disposed at Company-owned and/or operated landfills, as measured using disposal costs, was 72.2% of revenue compared to 79.7% during 1996. The gross margin also increased because of increased operating efficiencies resulting from improvements made to vehicles and equipment through
capital expenditures in 1994 and 1995.   This increase in gross margins was
partially offset because the integration of the operations of recently acquired
businesses is not yet fully complete.   The gross margin increase was further
hindered because of extremely cold temperatures that occurred in midwest markets during the first quarter of 1996 which reduced operating efficiencies.

     Selling, General and Administrative Expenses. SG&A expenses increased to $8.3 million in 1996 compared to $7.0 million in 1995, an increase of 18.7%. As a percentage of revenues, SG&A increased to 17.8% in 1996 compared to 17.5% in 1995. The increase in SG&A expenses resulted from expenses associated with acquired companies and expenses incurred in connection with the Company's increase in personnel and other expenses related to the anticipated growth of the Company as it continues to acquire companies.

     Depreciation and Amortization Expense. Depreciation and amortization expense in 1996 was $6.6 million compared to $5.3 million in 1995, an increase of 25.1%. The increase in depreciation and amortization expense is due to acquisitions and capital expenditures. Fixed assets increased to $347.6 million at March 31, 1996 from $240.3 million at March 31, 1995 and goodwill increased to $93.4 million at March 31, 1996 from $85.2 million at March
31, 1995.   As a percentage of revenues, depreciation and amortization
increased to 14.2% in 1996 from 13.2% in 1995.   This increase is primarily
because amortization of landfill airspace as a percentage of revenue increased to 3.6% in 1996 from 2.9% in 1995 resulting from an increase in the rate of waste internalization.

     Pooling Costs. Costs of $928,000 were incurred in 1996 for transaction and integration costs related to acquisitions accounted for using the pooling-
of-interests method for business combinations.   During the first quarter of
1995, no material pooling costs were incurred.

     Net Interest Expense.  Net interest expense was $1.6 million in 1996
compared to $2.3 million in 1995, a decrease of 30.2%.    The decrease is
because of an increase in the amount of capitalized interest to $3.6 million in 1996 compared to $2.2 million in 1995. The amount of interest capitalized increased in 1996 because of an increase in transfer stations under construction and landfill airspace under development or under application for
development compared to 1995.   The decrease in net interest expense was offset
by an increase in interest bearing debt to approximately $179.9 million at March 31, 1996 from approximately $160.2 million at March 31, 1995, due primarily to acquisitions and capital expenditures.

     Income Taxes. Income taxes reflect a 45.0% effective income tax rate in 1996 as compared to a 46.5% rate in 1995. The Company's effective tax rate in 1996 and 1995 deviates from the federal statutory rate of 35%, due primarily to the effects of differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences.

Liquidity and Capital Resources

     Because of the capital intensive nature of the solid-waste industry, the Company has used, and during periods of rapid growth expects to continue using, amounts in excess of the cash generated from operations to fund acquisitions, capital expenditures and landfill development. In connection with acquisitions, the Company has assumed or incurred indebtedness with relatively short-term repayment schedules, thereby increasing its current and medium-term liabilities. Additionally, operating equipment has been acquired using financing leases which have short and medium-term maturities. As a result, the Company has periodically had low levels of working capital or working capital deficits. Historically, the Company has satisfied its acquisition, capital expenditure and working capital needs primarily through bank financing, public offerings and private placements of debt and equity securities, which raised (net of offering costs) over $348 million since January 1992. Between January 1, 1994 and April 1, 1996, the Company completed a $100 million public offering of the Senior Subordinated Notes (define below), a $50 million private placement of common stock, the $80 million Credit Agreement (define below) and a $48 millon public equity offering.

     During the three months ended March 31, 1995 and 1996, the Company's cash flows from operating, investing and financing activities were as follows (dollars in millions; unaudited):

                                                 Three Months Ended March 31,
                                                      1995          1996
Operating Activities:                               $  2.2        $   2.6
Net income                                             7.8            7.7
Non-cash operating expenses (1)
Increase in operating assets and liabilities, net    (9.4)         (14.9)
Cash provided by (used in) operating activities       0.6           (4.6)

Investing Activities:
Cost of acquisitions, net of cash acquired           (1.2)          (2.9)
Capital expenditures                                 (9.8)          (6.0)
Proceeds from sale of fixed assets                    0.2            - -
(Increase) in landfill deposits                      (1.2)           - -
Other                                                 0.7            - -
Cash used for investing activities                  (11.3)          (8.9)

Financing Activities:
Net proceeds from sale and redemption of
preferred stock, common stock, stock options
and warrants                                         29.4           48.2
Net proceeds from long-term debt                      0.8           11.9
Payments of long-term debt                          (15.5)         (45.4)
Other                                                (1.3)          (0.4)
Cash provided by financing activities                13.4           14.3
Increase in cash                                   $  2.7         $  0.8

(1) Consists principally of provisions for depreciation and amortization, landfill closure and post-closure costs, doubtful accounts, potentially unrealizable acquisition costs and deferred income taxes.

     The Company's capital expenditure and working capital requirements have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to pursue its business strategy. During 1995 the Company acquired 18 businesses in 6 states for approximately $45.3 million of which approximately $24.3 million of such consideration was paid in common stock and
 $7.8 million was paid in seller notes.   Total annualized revenues of those
operations are approximately $33 million. These amounts include one landfill acquired for approximately $9.9 million with estimated annual revenues of
$3.7 million. Subsequent to December 31, 1995 the Company purchased 12 operating solid waste businesses with estimated annual revenues of $18.6 million for an aggregate purchase price of approximately $25.4 million of which approximately $14.7 million of such consideration was paid in common stock. For the calendar year 1996, the Company estimates it will have an annual cash requirement of approximately $1.2 million for preferred stock
dividends and  $23.2 million for interest costs.   For the calendar year ended
1996, the Company expects to acquire waste businesses with annual revenues approximating $60 million, using a combination of common stock, cash and
seller notes to acquire these businesses.   For the calendar year 1996, the
Company expects to spend approximately $58 million for capital expenditures, $40 million of which is expected to relate to existing operations in order to maintain current revenue streams and $18 million of which is expected to relate
to operations anticipated to result in growth in revenue streams.   As the
Company continues to acquire waste operations, additional capital amounts will be required during 1996 for the capital expenditure requirements related to those acquired businesses.


     The Company is also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to its landfill operations. These financial assurances include the use of a captive insurance subsidiary, performance bonds, letters-of-credit and trust deposits required principally to secure the Company's estimated landfill closure and post-closure obligations and collection contracts. At March 31, 1996, the Company had outstanding approximately $2.4 million in captive insurance contracts, $24.0 million of performance bonds, approximately $22.4 million in letters-of-credit and approximately $0.2 million of trust deposits. The Company expects that financial assurance obligations will increase in the future as it acquires and expands its activities and that a greater percentage of financial assurances will be provided through the captive insurance subsidiary and letters-of-credit.

     In January 1994, the Company issued the Senior Subordinated Notes.   The
net proceeds from the sale of the Senior Subordinated Notes after underwriting discount and other expenses, were approximately $95 million. The Senior Subordinated Notes cannot be redeemed until February 1, 1999, are guaranteed by substantially all of the Company's subsidiaries and contain a number of covenants, the most restrictive of which limits the ability of the Company and subsidiaries to incur additional indebtedness without complying with a fixed charge coverage ratio test. Other covenants contain limitations on payment of dividends except on certain preferred stock, issuance of redeemable preferred stock, transactions with affiliates, granting of liens and security interests, sales of assets and the use of proceeds from sales of assets, engaging in any business other than as presently conducted by the Company and changes in
control of the Company.   The covenants do permit the Company to incur secured
bank debt up to $80 million, of which $30 million may be only in the form of letters-of-credit to secure landfill closure and post-closure obligations, and to incur indebtedness under lease facilities for capital equipment of up to $40 million.

     In March 1995 an $80 million credit agreement was executed between the Company and NatWest Bank N.A., as agent, (the "Credit Agreement"). The Credit Agreement, subject to certain limitations, provides for revolving loans up to $50 million based on certain financial ratios of the Company and for a standby letter-of-credit of up to $30 million. Permitted levels of borrowings under the Credit Agreement will depend on the Company's future EBITDA and levels of outstanding debt. The revolving credit facility may be used to repay existing debt, make acquisitions of solid waste companies and for general corporate purposes. The letter-of-credit facility may be used to provide financial assurances of landfill closure and post-closure obligations. Loans outstanding under the revolving credit facility are payable in March 1998, whereas letters-of-credit may expire no later than five years from the date of issuance. The Credit Agreement contains a number of covenants that, among other things, require the Company to maintain certain financial ratios, and limit the Company's ability to make acquisitions and purchase fixed assets above certain amounts, incur additional secured indebtedness, transfer or sell assets, create liens, pay dividends except on certain preferred stock, make optional payments on certain subordinated indebtedness including the Senior Subordinated Notes, enter into certain transactions with affiliates or enter
into a merger, consolidation or sale of substantially all its assets.   The
Credit Agreement is secured by a pledge of the stock of substantially all of the Company's subsidiaries and a lien on substantially all of the Company's assets. The Company intends to use the Credit Agreement to make strategic
acquisitions and for general corporate purposes.   As of March  31, 1996, the
Company had $34.2 million of additional borrowings available under the revolving credit facility and $6.8 million of additional borrowings under the letter-of-credit facility.

     During 1995, the Company offered to holders of all of its Series D, 9%
and $90 convertible preferred stock and its 6% Convertible Subordinated notes an inducement to exercise their conversion option to receive Allied common
stock.   The inducement consisted of the payment of dividends and interest that the holders of these securities would have received from the date of conversion
through the first call or redemption date of each security.   In  total,
7,757,056 shares of common stock were issued upon conversion.   Substantially
all of the Series D preferred stock and 6% Convertible Subordinated notes were converted, all but 5,029 shares of the 9% preferred stock was converted and
all of the  $90 preferred stock was converted.   Accordingly, the Company's
annual dividend and interest requirements decreased by approximately  $2.7
million and  $0.8 million, respectively.   The inducement resulted in a 1995
conversion fee charge of approximately $2.2 million paid in 284,696 shares of common stock which was charged to the 1995 statement of operations.

     On January 24, 1996, the Company completed a public offering of 7.6 million shares of common stock for approximately $48 million net of $5.2
million in underwriter discounts, commissions and offering costs.   The net
proceeds from the offering were used to repay amounts outstanding under the Credit Agreement and for other general corporate purposes.

     The Company has lease facilities (the "Lease Facilities") that allow it to enter into equipment leases at rates ranging from similar term treasury note rates plus 2.5% to 3.5% for terms of 36 to 84 months. At March 31, 1996 the Company had equipment leases outstanding of $34.7 million and available lease commitments of $3.0 million.

     The Company expects that Subtitle D and other regulations that apply to the non-hazardous waste disposal industry will require the Company, as well as others in the industry, to alter operations and to modify or replace existing facilities. Such expenditures have been and will continue to be substantial. Further regulatory changes could accelerate expenditures for closure and post-closure monitoring and obligate the Company to spend sums in addition to those presently reserved for such purposes. These factors, together with the other factors discussed above, could substantially increase the Company's operating costs and impair the Company's ability to invest in its facilities.

     The Company intends to satisfy its obligations under the Senior Subordinated Notes and dividends on its preferred stock, as well as future capital expenditures and working capital requirements, with cash flow from operations, borrowings under the Credit Agreement and the Lease Facilities.
The Company may need to raise additional capital to fund the acquisition and integration of additional waste businesses. The Company may raise such funds through lease financings, bank financings or public or private offerings of its debt and equity securities. There can be no assurance that the Company will be able to secure such funding, if necessary on favorable terms, if at all. If the Company is not successful in securing such funding, the Company's ability to pursue its business strategy may be impaired and results of operations for future periods may be negatively affected.

Disclosure Regarding Forward Looking Statements

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of
the Securities Exchange Act of  1934, as amended.   All statements other than
statements of historical fact included in this section, are forward looking
statements.   Although the Company believes that the expectations reflected in such forward looking statements are reasonable, it can give no assurance that
such expectations will prove to have been correct.   Generally, these
statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results.
  All phases of the Company's operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether forward-
looking statements made by the Company ultimately prove to be accurate.   Such
important factors ("Important Factors") that could cause actual results to differ materially from the Company's expectations are disclosed in this section
and elsewhere in this report.   All subsequent written and oral forward looking
statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ from the Company's expectations.

     Competition:   The solid waste collection and disposal business is highly
competitive and requires substantial amounts of capital.   The Company competes
with numerous waste management companies, a number of which have significantly
larger operations and greater resources than the Company.   The Company also
competes with those counties and municipalities that maintain their own waste collection and disposal operations.

     Availability of Acquisition Targets:   The Company's ongoing acquisition
program is a key element of its expansion strategy.   In addition, obtaining
landfill permits has become increasingly difficult, time consuming and
expensive.   There can be no assurance, however, that the Company will succeed in obtaining landfill permits or locating appropriate acquisition candidates that can be acquired at price levels that the Company considers appropriate and that reflects historical prices.

     Integration:   The Company's financial position and results of operations depend to a large extent on the integration of recently acquired businesses. Failure to acheive effective integration in the anticipated time period or at all could have an adverse effect on the Company's future results of operations.

     Ongoing Capital Requirements:   To the extent that internally generated
cash and cash available under the Company's existing credit facilities are not sufficient to provide the cash required for future operations, capital expenditures, acquisitions, debt repayment obligations and/or financial assurance obligations, the Company will require additional equity and/or debt
financing in order to provide such cash.   The Company has incurred significant
debt obligations in the last two years, which entail substantial debt service
costs.   There can be no assurance, however, that such financing will be available or, if available, will be available on terms satisfactory to the Company.

     Economic Conditions:   The Company's business is affected by general
economic conditions.   There can be no assurance that an economic downturn will
not result in a reduction in the volume of waste being disposed of at the Company's operations and/or the price that the Company can charge for its services.

     Weather Conditions:   Protracted periods of inclement weather may
adversely affect the Company's operations by interfering with collection and landfill operations, delaying the development of landfill capacity and/or
reducing the volume of waste generated by the Company's customers.   In
addition, particularly harsh weather conditions may result in the temporary suspension of certain of the Company's operations.

     Dependence on Senior Management:   The Company is highly dependent upon
its senior management team.   The loss of the services of any member of senior
management may have a material adverse effect on the Company.

     Influence of Government Regulation:   The Company's operations are subject
to and substantially affected by extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health
and safety, zoning and other matters.   These regulations may impose
restrictions on operations that could adversely affect the Company's results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or
mandates regarding the disposal of solid waste.   Because of heightened public
concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local
agencies.   These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors' transpiration and collection operations, all of which could have
a material adverse effect on the Company.   Liability may also arise from
actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters.

     Potential Environmental Liability: The Company may incur liabilities for the deterioration of the environment as a result of its operations. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company. Due to the limited nature of the Company's insurance coverage for environmental liability, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected.

Inflation and Prevailing Economic Conditions

     To date, inflation has not had a significant impact on the Company's operations. Consistent with industry practice, most of the Company's contracts provide for a pass through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs. The Company therefore believes it should be able to implement price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors may require the Company to absorb at least a portion of these cost increases, particularly during periods of high inflation. The Company is unable to determine the future impact of a sustained economic slowdown.

Seasonality
     The Company believes that its collection and landfill operations can be adversely affected by protracted periods of inclement weather which could delay the development of landfill capacity or transfer of waste and/or reduce the volume of waste generated.

P A R T II
OTHER INFORMATION

Item 1.     Legal Proceedings

           No changes to previously reported information.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits

           Exhibit No.                    Exhibit

               11.1          Statement regarding the computation of per share
                             earnings - primary
               11.2          Statement regarding the computation of per share
                             earnings - fully diluted
               12            Ratio of earnings to fixed charges

          (b)  Reports on Form 8-K

          January  23, 1996    The Company's Current Report on Form 8-K reports
the Fourth Supplemental Indenture to the Indenture between the Company and First Trust National Association, as trustee.

          February  19, 1996     The Company's Current Report on Form 8-K
reports the acquisition of L&M Disposal Inc., Sun Services & Liquid Waste, Empire Disposal Service, Inc., A&W Disposal Services, Inc., Service Waste, Inc., Clayco Sanitation Co, Inc., Hustlers Sanitary Service, Inc. and United Sanitary, Inc..


                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ALLIED WASTE INDUSTRIES, INC.


                                      By:          /s/H. STEVEN UTHOFF

                                                     H. Steven Uthoff
                                                   Vice President-Finance
                                               (Principal Financial Officer)


                                      By:          /s/PETER S. HATHAWAY

                                                     Peter S. Hathaway
                                                  Chief Accounting Officer
                                               (Principal Accounting Officer)


Date:     May  15, 1996













16