Form 10-Q/A
period 1996-03-31
ALLIED WASTE INDUSTRIES INC
filed 1996-07-23
CIK 848865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


   FORM 10-Q/A-1

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

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits

           Exhibit No.                    Exhibit

               11.1          Statement regarding the computation of per share
                             earnings - primary
               11.2          Statement regarding the computation of per share
                             earnings - fully diluted
               12            Ratio of earnings to fixed charges
               27            Financial data schedule

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


                                      ALLIED WASTE INDUSTRIES, INC.


                                      By:          /s/H. STEVEN UTHOFF

                                                     H. Steven Uthoff
                                               Vice President and Controller
                                               (Principal Financial Officer)


                                      By:          /s/PETER S. HATHAWAY

                                                       Peter S. Hathaway
                                               Vice President, Chief Accounting
                                                      Officer and Treasurer
                                                (Principal Accounting Officer)


Date:     July 23, 1996