Form 10-Q
period 1996-06-30
ALLIED WASTE INDUSTRIES INC
filed 1996-08-14
CIK 848865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                              FORM 10-Q


(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1996

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


YES  X      NO ___

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S CLASS OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           CLASS                              OUTSTANDING AS OF JUNE 30, 1996
        COMMON STOCK                                     58,466,227

                         ALLIED WASTE INDUSTRIES, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                                    INDEX

                                                                          Page

Part I      Financial Information
            Item 1  - Financial Statements
                 Condensed Consolidated Balance Sheets                     3
                 Condensed Consolidated Statements of Operations           4
                 Condensed Consolidated Statements of Cash Flows           5
                 Notes to Condensed Consolidated Financial Statements      6
            Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         11

Part II     Other Information
            Item 1 - Legal Proceedings                                    24
            Item 2 - Changes in Securities                                24
            Item 3 - Defaults Upon Senior Securities                      24
            Item 4 - Submission of Matters to a Vote of Securing Holders  24
            Item 5 - Other Information                                    25
            Item 6 - Exhibits and Reports on Form 8-K                     25
            Signature                                                     26

                            ALLIED WASTE INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (in thousands)

                                   December 31, 1996          June 30, 1995
                                                                (unaudited)
ASSETS
Current Assets --
  Cash and cash equivalents          $     4,016              $     2,435
  Accounts receivable, net of
    allowance of $2,221 and $2,464        32,172                   36,367
  Prepaid and other current assets         5,369                    5,073
  Current portion of landfills             7,103                    7,103
  Inventories                              1,960                    2,107
  Deferred income taxes                    2,669                    1,680
  Total current assets                    53,289                   54,765
Property and equipment, net              302,352                  330,112
Goodwill, net                             85,230                   88,535
Other assets                              17,835                   28,674
Total assets                       $     458,706            $     502,086


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
  Current portion of long-term
    debt to related parties        $     121                $        121
  Current portion of long-term
    debt to unrelated parties         37,460                      28,625
  Accounts payable                    23,750                      20,419
  Accrued interest                     5,995                       5,879
  Other accrued liabilities           14,028                      13,900
  Unearned income                      9,273                      10,309
  Total current liabilities           90,627                      79,253
Long-term debt to related parties,
  less current portion                 1,862                       1,804
Long-term debt to unrelated parties,
  less current portion               176,733                     171,337
Convertible subordinated debt,
  net of discount                      7,778                       3,862
Deferred income taxes                 25,649                      23,769
Accrued closure and post-closure
  costs                               10,530                      10,280
Deferred royalties and other
  long-term obligations                9,222                      11,262
Commitments and contingencies
Stockholders' Equity --
  Preferred stock, aggregate liquidation preference
    of $15,052 and $14,943 at December 31, 1995
    and June 30, 1996, respectively        2                           2
  Common stock                           480                         585
  Additional paid-in capital         135,823                     196,270
  Retained earnings                     --                         3,662
  Total stockholders' equity         136,305                     200,519
  Total liabilities and stockholders'
    equity                     $     458,706               $     502,086

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                   ALLIED WASTE INDUSTRIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share amounts and number of shares; unaudited)



                              Six Months Ended          Three Months Ended
                                   June 30,                  June 30,
                              1995          1996          1995          1996

Revenues                     $ 104,670   $ 118,958     $  55,299    $  62,012
Cost of operations              58,585      65,699        30,416       33,842
Selling, general and
  administrative expenses       16,607      18,464         8,315        8,779
Depreciation and amortization   12,783      15,408         6,707        7,996
Operating income before
  pooling costs                 16,695      19,387         9,861       11,395
Pooling costs                     --         6,690           --         5,762
Operating income                16,695      12,697         9,861        5,633
Interest income                   (474)       (142)         (176)
(61)
Interest expense                 5,974       4,567         3,033        2,528
Income before income taxes      11,195       8,272         7,004        3,166
Income tax expense (including
  pooling related deferred
  taxes of $313 and $310,
  respectively for 1996)         4,642       4,035         2,730        1,735
Net income                       6,553       4,237         4,274        1,431
Dividends on preferred stock     2,127         575           983          287
Net income to common
  shareholders               $   4,426   $   3,662     $   3,291    $   1,144
Income per share. .          $    0.11   $    0.06     $    0.07    $    0.02
Weighted average common and
  common equivalent shares  41,507,957  58,873,215    47,175,716   60,451,959




The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                    ALLIED WASTE INDUSTRIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (in thousands; unaudited)

                                                         Six Months Ended
                                                              June 30,
                                                        1995          1996

Operating Activities --
  Net income                                          $  6,553     $  4,237
  Adjustments to reconcile net income (loss)
    to cash provided by (used for) operating
    activities --
    Provisions for:
      Depreciation and amortization                     12,783       15,408
      Closure and post-closure costs                       900          522
      Doubtful accounts                                    640        1,175
      Deferred income taxes                              3,878         (637)
      (Gain) loss on sale of fixed assets                  (64)       1,972
      Change in operating assets and liabilities,
        excluding the effects of purchase acquisitions --
      Accounts receivable, prepaid expenses,
        inventories and other                           (5,981)     (11,710)
      Accounts payable, accrued liabilities, unearned
        income, closure and post-closure costs
        and other                                       (6,546)     (10,491)
Cash provided by (used for) operating activities        12,163          476

Investing Activities --
  Cost of acquisitions, net of cash acquired            (9,860)      (3,852)
  Capital expenditures                                 (23,421)     (21,998)
  Proceeds from sale of fixed assets                       643          243
  Change in deferred acquisition costs and notes
    receivable                                            (715)         695
Cash used for investing activities                     (33,353)     (24,912)

Financing activities --
     Net proceeds from sale of common stock,
          stock options and warrants                    29,300       48,330
     Proceeds from long-term debt, net of
       issuance costs                                   21,303       25,431
     Payments of long-term debt                        (23,976)     (51,165)
     Other long-term obligations                          (477)         486
     Dividends paid                                     (1,639)        (614)
Equity transactions of pooled companies                 (1,398)         387
Cash provided by financing activities                   23,113       22,855
Increase (decrease) in cash and cash equivalents         1,923       (1,581)
Cash and cash equivalents, beginning of period           5,202        4,016
Cash and cash equivalents, end of period              $  7,125      $ 2,435


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                     ALLIED WASTE INDUSTRIES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. Organization and Summary of Significant Accounting Policies

     Allied Waste Industries, Inc. ("Allied" or the "Company"), is incorporated under the laws of the state of Delaware. Allied is a solid waste management company providing non-hazardous waste collection, transfer, recycling and disposal services in selected markets.

     The condensed consolidated financial statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 1995, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading when read in connection with the Company's Annual Report on Form 10-K. The condensed consolidated financial statements as of June 30, 1996 and for the six months ended June 30, 1995 and 1996 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for such periods. The condensed consolidated financial statements and accompanying notes have also been restated to reflect acquisitions accounted for as poolings-of-interests (See Note 2).

     Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements of Allied Waste Industries, Inc and subsidiaries for the year ended December 31, 1995 and the related notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 1996.

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

  Goodwill and other assets --

     Goodwill is the cost in excess of fair value of identifiable assets of acquired businesses and has been amortized on a straight-line basis along with certain miscellaneous intangible assets over a blended life of twenty-five years. Miscellaneous intangible assets previously classified with goodwill have been reclassified as Other Assets. These miscellaneous intangible assets continue to be amortized in accordance with the terms of the respective agreements and contracts ranging from 3 years to 10 years, while goodwill continues to be amortized on a straight-line basis over forty years.

     The Company continually evaluates whether events and circumstances have occurred subsequent to its acquisition, that indicate the remaining useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's discounted future cash flows over the remaining life of the goodwill in measuring whether goodwill is recoverable.


  Statements of cash flows --

     The supplemental cash flow disclosures and non-cash transactions for the six months ended June 30, 1995 and 1996 are as follows (in thousands):

                                                   Six Months Ended
                                                        June 30,
                                               1995               1996
                                                      (unaudited)
Supplemental Disclosures --
  Interest paid                             $  9,129           $ 10,599
  Income taxes paid                            1,088              5,641

Non Cash Transactions --
  Common or preferred stock issued
    in purchase acquisitions                $    380           $  5,497
  Common stock contributed to 401(k) plan        --                 219
  Capital leases                               8,645              8,020
  Debt and liabilities incurred or
    assumed in purchase acquisitions           4,203              4,659
  Debt converted to common stock                 385              3,595
  Capitalized interest                         4,444              6,893


2. Business Combinations

       Acquisitions accounted for as purchases are reflected in the results of operations since the date of purchase in Allied's condensed consolidated financial statements. The results of operations for acquisitions accounted for as poolings-of-interests are included in Allied's condensed consolidated financial statements for all periods presented. Often the final determination of the cost of certain of the Company's acquisitions is subject to resolution of certain contingencies. Once such contingencies are satisfied, the purchase price may be adjusted. Shares issued in connection with business acquisitions have been valued taking into consideration certain restrictions placed on the common stock issued to the seller in the transaction.

The following table summarizes acquisitions for the six months ended June 30, 1995 and 1996 (unaudited):

                                                   Six Months Ended
                                                        June 30,
                                               1995               1996

Number of businesses acquired and accounted for as:
     Poolings-of-interests                          1                   5
     Purchases                                      9                   9
Total consideration (in millions)           $     6.5        $      101.3
Shares of common stock issued                 146,539           8,805,278 (1)
_________________

(1) Includes 779,005 shares of contingently issuable common stock.




          The following table shows the effect on reported revenue and net income of using the pooling-of-interests method of accounting for business combinations during the six months ended June 30, 1996. Revenues and net income as previously reported have been restated as presented in the following table (in thousands):

                                               Before                After
                                               Pooling   Effect of  Pooling
                                               Effects    Poolings  Effects
Three months ended June 30, 1996 (unaudited)
  Revenues                                      48,914     13,107    62,021
  Net income                                     3,715     (2,284)    1,431
Six months ended June 30, 1996 (unaudited)
  Revenues                                      93,544     25,414   118,958
  Net income                                     6,532     (2,295)    4,237
Three months ended June 30, 1995 (unaudited)
  Revenues                                      39,109     16,190    55,299
  Net income                                     3,418        856     4,274
Six months ended June 30, 1995 (unaudited)
  Revenues                                      72,855     31,815   104,670
  Net income                                     5,124      1,429     6,553
Year ended December 31, 1995
  Revenues                                     169,865     47,679   217,544
  Net income                                    11,584        797    12,381
Year ended December 31, 1994
  Revenues                                     114,814     43,540   158,354
  Net loss                                      (6,731)       696    (6,035)
Year ended December 31, 1993
  Revenues                                      69,206     39,742   108,948
  Net income                                     2,319        323     2,642

          Pooling costs of $5.8 million and $6.7 million related to the 1996 Poolings were charged to expense during the three months and six months ended June 30, 1996, respectively. The after-tax impact of these expenses on earnings per share was ($0.06) on the three months ended June 30, 1996 and ($0.07) on the six months ended June 30, 1996. Pooling costs include legal, accounting and consulting fees, stock registration costs, and integration and other costs of business combination.

  Unaudited pro forma income statement data --

          The following unaudited pro forma consolidated data for the year ended December 31, 1995 and the six months ended June 30, 1996 presents the results of operations of Allied as if the companies acquired using the purchase method of accounting for business combinations in 1995 and through June 30, 1996, had all occurred as of January 1, 1995 (in thousands, except per share data). This data does not purport to be indicative of the results of operations of Allied that might have occurred nor which might occur in the future.

                                           December 31,          June 30,
                                              1995                 1996
                                                     (unaudited)

  Revenues                                 $ 228,998             $ 119,242
  Operating income                            34,269                12,724
  Net income                                  12,897                 4,481
  Net income to common shareholders            6,676                 3,906
  Net income per common share                   0.16                  0.07
  EBITDA (1)                                  63,116                28,163
  EBITDA(1) before pooling costs              64,772                34,853
___________________

(1) EBITDA represents operating income plus depreciation and amortization. The Company has included EBITDA data (which are not a measure of financial performance under generally accepted accounting principles) because it understands such data are used by certain investors and creditors to determine the Company's historical ability to service its indebtedness.


3. Property and Equipment

     Property and equipment at December 31, 1995 and June 30, 1996 was as follows (in thousands):

                                               1995            1996
                                                    (unaudited)
Land and improvements                      $  16,449        $  16,914
Land held for permitting as landfills(1)       5,640            6,686
Landfills                                    179,463          199,354
Buildings and improvements                    24,525           29,049
Vehicles and equipment                        88,410           96,572
Containers and compactors                     46,412           51,681
Furniture and office equipment                 5,735            6,921
                                             366,634          407,177
  Accumulated depreciation and amortization  (64,282)         (77,065)
                                           $ 302,352        $ 330,112
__________________

(1) These properties have been approved for use as a landfill, and the Company is currently in the process of obtaining the necessary permits.

4.  Net Income per Common Share

     Net income per common share is calculated by dividing net income less dividend requirements on preferred stock by the weighted average number of common shares and common share equivalents outstanding during each period, as restated to reflect acquisitions accounted for as poolings-of-interests. The computation of weighted average common and common equivalent shares used in the calculation of income per common share is as follows (unaudited):

                                                 Six Months Ended
                                                     June 30,
                                               1995               1996
Common shares outstanding                   38,397,373         58,466,227
Effect of using weighted average
  common shares outstanding during the
  period                                    (1,942,126)        (2,554,392)
Effect of stock options and warrants
  assumed exercisable                        4,811,965          2,166,106
Effect of Series C preferred stock
  assumed converted                            234,820               --
Effect of shares assumed issued pursuant
  to earn-out                                    5,925            795,274

                                            41,507,957         58,873,215

          Conversion has not been assumed for Series D preferred stock, 9% preferred stock, 7% preferred stock and convertible subordinated notes in 1995 and 1996, as the effect would not be dilutive. Additionally, conversion has not been assumed for Series E preferred stock and $90 preferred stock in 1995, as the effects would not be dilutive.


5.  Subsequent Events

          On July 31, 1996, the Company completed a tender offer (the "Tender Offer") and purchased substantially all of its $100 Million 12% Senior Subordinated Notes due 2004 (the "Notes") at the redemption price of $1,157.50 per $1,000 note. An extraordinary charge to earnings related to the Tender Offer of approximately $11 million ($18 million before income tax effect) will be charged to earnings in the third quarter of 1996. The Company also received a consent from a majority of the holders of the Notes to eliminate all substantive financialcovenants associated with the remaining Notes.
          Simultaneous with the redemption and consent, the Company closed a new $300 million revolving credit facility (the "Credit Facility") agented by Credit Suisse which added 11 new banks to its existing six-bank, $80 million Credit Agreement. The Credit Facility, subject to certain limitations, provides for revolving loans up to $300 million based on certain financial ratios of the Company and for standby letters-of-credit of up to $50 million. The revolving credit facility may be used to repay existing debt, make acquisitions of solid waste companies and for general corporate purposes. The letter-of-credit facility may be used to provide financial assurances of landfill closure and post-closure obligations. Loans outstanding under the revolving credit facility are payable in July 1999, whereas letters-of-credit may expire no later than one year after the maturity date, subject to certain provisions. The Credit Facility contains a number of covenants that, among other things, require the Company to maintain certain financial ratios, and limit the Company's ability to make acquisitions and purchase fixed assets above certain amounts, incur additional secured indebtedness, transfer or sell assets, create liens, pay dividends except on certain preferred stock, make optional payments on certain subordinated indebtedness (including the Senior Subordinated Notes), enter into certain transactions with affiliates or enter into a merger, consolidation or sale of substantially all its assets. The Credit Facility is secured by a pledge of the stock of substantially all of the Company's subsidiaries and a lien on substantially all of the Company's personal property. Upon execution of the Credit Facility, the Company had approximately $125 million of additional borrowings available under the Credit Facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, included elsewhere herein.


Introduction

     The Company has experienced significant growth, a substantial portion of which has resulted from the acquisition of solid waste businesses. Since January 1, 1992, the Company has completed 88 acquisitions. In 1995 the Company acquired 18 businesses and has acquired 16 businesses subsequent to 1995. See Note 2 to the Company's Condensed Consolidated Financial Statements. The Company's Condensed Consolidated Financial Statements have been restated to reflect the acquisition of companies accounted for using the pooling-of-interests method for business combinations. Many of the acquisitions were accounted for under the purchase method for business combinations and, accordingly, the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable.

General
     Revenues. The Company's revenues are attributable primarily to fees charged to customers for waste collection, transfer, recycling and disposal services. The Company's collection services are generally provided under direct agreements with its customers or pursuant to contracts with municipalities. Commercial and municipal contract terms, where used, generally range from 1 to 5 years and commonly have automatic renewal options. The Company's landfill operations include both Company-owned landfills and those operated for municipalities for a fee. The Company's strategy is to be vertically integrated in each geographic region in which it is located as it provides collection, transfer and disposal services. The tables below show for the periods indicated the percentage of the Company's total revenues attributable to services provided and to geographic region (unaudited):

                          Year Ended December 31,          Six Months Ended
                      1993       1994       1995            June 30, 1996


Collection (1)       76.8%        9.9%       64.7%               63.0%
Transfer              2.8         0.4         9.5                 8.1
Landfill (1)          9.2        14.5        18.3                21.4
Other                11.2         7.2         7.5                 7.5
Total revenues      100.0%      100.0%      100.0%              100.0%

Midwest              49.0%       48.7%       52.2%               49.4%
Southeast            28.8        30.2        28.0                30.5
Southwest            22.2        21.1        19.8                20.1
Total revenues      100.0%      100.0%      100.0%              100.0%
____________

(1) The portion of collection revenues attributable to disposal charges for waste collected by the Company and disposed at the Company's landfills have been excluded from collection revenues and included in landfill revenues.

     The Company's strategy is to develop vertically integrated operations to ensure internalization of waste it collects and thus realize higher margins from its operations. By disposing waste at Company-operated landfills, the Company retains the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 68% of Company-collected waste is disposed at Company-operated landfills as measured using disposal costs in 1996. In addition, transfer stations are an integral part of the disposal process. The Company locates its transfer stations in areas where its landfills are outside of the population centers in which it collects waste. Such waste is transloaded and economically transported to its landfills. The increase in transfer and landfill revenues as a percentage of total revenues from 2.8% and 9.2% in 1993 to 8.1% and 21.4% in 1996, respectively, reflects the continued implementation of the Company's strategy. Although transfer revenues typically generate lower operating margins, the increase in transfer revenues, as a percentage of total revenues, is not expected to have an adverse effect on the profitability of the Company.

     Expenses. Cost of operations includes labor, maintenance and repairs, equipment and facility rent, utilities and taxes, the costs of ongoing environmental compliance, safety and insurance, disposal costs and costs of independent haulers transporting Company waste to disposal sites. Disposal costs include certain landfill taxes, host community fees, payments under agreements with respect to landfill sites that are not owned, landfill site maintenance, fuel and other equipment operating expenses, and accruals for closure and post-closure monitoring expenses anticipated to be incurred in the future.

     Selling, general and administrative expenses includes management, clerical and administrative compensation and overhead, sales costs, community relations expenses, and provisions for estimated uncollectible accounts receivable and potentially unrealizable acquisition costs.

     Depreciation and amortization includes depreciation of fixed assets and amortization of landfill, airspace, goodwill and other intangible assets.

     In connection with potential acquisitions, the Company incurs transaction and integration costs which include stock registration, legal, accounting, consulting, engineering and other direct costs. When an acquisition is accounted for using the pooling-of-interests method for business combinations, these costs are charged to the statement of operations as pooling costs.
When potential acquisitions are accounted for using the purchase method for business combinations, these costs are capitalized. The Company routinely evaluates such capitalized costs and expenses those costs which have no further value. Indirect acquisition costs, such as executive salaries, general corporate overhead and other corporate services, are expensed as incurred.

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

     Accrued closure and post-closure costs represent an estimate of the current value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills currently owned or operated by the Company. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned or operated by the Company for which it is responsible for closure and post-closure. Estimated costs are accrued based on accepted tonnage as landfill airspace is consumed. Effective January 1, 1994 the Company changed its accounting policy to discount its future closure and post-closure obligations where the Company believes that both the amounts and timing of related payments are reliably determinable. The Company periodically updates its estimates of future closure and post-closure costs. The impact of changes which are determined to be changes in estimates are accounted for on a prospective basis.

The net present value of the closure and post-closure commitment is calculated assuming inflation of 3.5% and a risk-free capital rate of 7.0%. Discounted amounts previously recorded are accreted to reflect the effects of the passage of time. Based on these assumptions, the Company's current estimate of total future payments for closure and post-closure is $165 million, while the present value of such estimate is $55 million. At December 31, 1995 and June 30, 1996, respectively, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $10.5 million and $10.3 million. The accruals reflect relatively young landfills with estimated remaining lives, based on current waste flows, that range from 3 to over 75 years, with an estimated average remaining life of greater than 25 years.

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

Results of Operations

Three Months Ended June 30, 1995 and 1996

     The following table sets forth the percentage relationship that the various items bear to revenues and the percentage change in dollar amounts for the periods indicated. The statement of operations data have been restated to give effect to transactions completed in 1995 and 1996, that were accounted for using the pooling-of-interests method for business combinations. See Note 2 to the Company's Condensed Consolidated Financial Statements.

                                             Three Months Ended June 30, 1996
                                                      Compared to 1995
                                                                    % Change
                                             1995       1996        in Amounts
                                                    (unaudited)
Statement of Operations Data:
Revenues                                     100.0%    100.0%          12.1%
Cost of operations                            55.0      54.6           11.3
Selling, general and administrative expenses  15.1      14.1            5.6
Depreciation and amortization                 12.1      12.9           19.2
Operating income before pooling costs         17.8      18.4           15.6
Pooling costs                                  --        9.3            N/A
Operating income                              17.8       9.1          (42.9)
Interest expense, net                          5.2       4.0          (13.7)
Income tax expense                             4.9       2.8          (36.4)
  Net income                                   7.7%      2.3%         (66.5)
Other Data:
EBITDA(1) before pooling costs                30.0%     31.3%          17.0%
EBITDA(1) after pooling costs                 30.0%     22.0%         (17.7)%
_______________________

(1) EBITDA represents operating income plus depreciation and amortization. The Company has included EBITDA data (which are not a measure of financial performance under generally accepted accounting principles) because it understands such data are used by certain investors and creditors to determine the Company's historical ability to service its indebtedness.

     Revenues. Revenues in 1996 were $62.0 million compared to $55.3 million in 1995, an increase of 12.1%. Approximately 5.8% of the increase in revenues is attributable to acquisitions and 6.3% is attributable to internal growth. Revenues of $3.2 million in the second quarter of 1996 were generated from companies acquired since June 1995, while increases in revenues
attributable to existing operations amounted to $3.5 million.   Average price
increases as a percentage of revenue were approximately 3% of revenue while the remainder of internal growth was from volume. Internal volume growth has been affected by the absence of disposal volumes from the City of Chicago which in 1995 amounted to approximately $1.7 million for the quarter.
Internal growth adjusted for this loss of volume between 1995 and 1996 is 10%.

Cost of Operations. Cost of operations in 1996 was $33.8 million compared to $30.4 million in 1995, an increase of 11.3%. The increase in cost of operations was primarily attributable to the increase in revenues described above. As a percentage of revenues, cost of operations decreased to 54.6% in 1996 from 55.0% in 1995. Operating cost margins were favorably impacted by a decrease in disposal costs paid to third-parties measured as a percentage of revenue and other operating efficiencies resulting from the integration of businesses acquired in the past twelve months. Company-collected waste disposed at Company-operated landfills was 68% of revenue in 1995 compared to 70% during 1996.

     Selling, General and Administrative Expenses. SG&A expenses increased to $8.8 million in 1996 compared to $8.3 million in 1995, an increase of 5.6%.
As a percentage of revenues, SG&A decreased to 14.1% in 1996 compared to 15.1% in 1995. The increase in SG&A expense resulted from expenses associated with acquired companies and expenses incurred in connection with the Company's increase in personnel and other expenses related to the anticipated growth of the Company as it continues to acquire companies. The decrease in SG&A as a percentage of revenues is attributable to a moderate increase in corporate general and administrative expenses while the percentage increase in revenues was greater.

     Depreciation and amortization. Depreciation and amortization in 1996 was $8.0 million compared to $6.7 million in 1995, an increase of 19.2%. The increase in depreciation and amortization expense is due to acquisitions and capital expenditures. Fixed assets have increased from $302.5 million at June 30, 1995 to $407.2 million at June 30, 1996 and goodwill has increased from $83.0 million at June 30, 1995 to $98.0 million at June 30, 1996. As a percentage of revenues, depreciation and amortization increased to 12.9% in 1996 from 12.1% in 1995. This increase is primarily because amortization of landfill airspace as a percentage of revenue increased to 3.4% in 1996 from 2.5% in 1995 resulting from an increase in the rate of waste internalization.

     Pooling costs. Costs of $5.8 million were incurred in 1996 for transaction and integration costs directly related to acquisitions accounted for using the pooling-of-interests method for business combinations. Transaction costs include stock registration, legal, accounting, consulting, engineering and other direct third-party costs incurred to complete the acquisitions. Integration costs include uncollectible accounts receivable write-offs, employee termination and relocation, write down of fixed assets, lease termination, and deferred repairs and maintenance of vehicles and equipment. During the second quarter of 1995, no material pooling costs were incurred.

     Net interest expense. Net interest expense was $2.5 million in 1996 compared to $2.9 million in 1995, a decrease of 13.7%. The decrease in the second quarter of 1996 compared to 1995 is partially due to the conversion of subordinated debt into common stock in the fourth quarter of 1995 which resulted in a reduction to annual interest charges of approximately $800,000. In addition, the amount of capitalized interest for the three months increased to $3.3 million in 1996 compared to $2.2 million in 1995. The amount of interest capitalized increased in 1996 because of an increase in transfer stations under construction and landfill airspace under development compared to the same period in 1995. The decrease in net interest expense was offset by an increase in interest bearing debt to approximately $205.7 million at June 30, 1996 from approximately $198.7 million at June 30, 1995, due primarily to acquisitions and capital expenditures.

     Income taxes. Income taxes reflect a 55% effective income tax rate in 1996 as compared to a 39% rate in 1995. The increase is primarily caused by the accounting treatment of the conversion of an S-Corporation to a C-Corporation when the pooling-of-interests method of accounting is used. This resulted in a one-time impact which does not have recurring consequences, and had the effect of increasing the total income tax provision by $310,000 but had little impact on cash taxes. Without considering the effect of pooled companies, the 1996 effective tax rate is 45%. The Company's effective tax rate in 1996 and 1995 deviates from the federal statutory rate of 35%, due primarily to the effects of differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences.

Six Months Ended June 30, 1995 and 1996

     The following table sets forth the percentage relationship that the various items bear to revenues and the percentage change in dollar amounts for the periods indicated:
                                            Six Months Ended June 30, 1996
                                                   Compared to 1995
                                                                    % Change
                                                1995     1996      in Amounts
                                                      (unaudited)
Statement of Operations Data:
Revenues                                       100.0%    100.0%        13.7%
Cost of operations                              56.0      55.2         12.1
Selling, general and administrative expenses    15.9      15.5         11.2
Depreciation and amortization                   12.1      13.0         20.5
Operating income before pooling costs           16.0      16.3         16.1
Pooling costs                                    --        5.6          N/A
Operating income                                16.0      10.7        (23.9)
Interest expense, net                            5.3       3.7        (19.5)
Income tax expense                               4.4       3.4        (13.1)
  Net income                                     6.3%      3.6%       (35.3)%
Other Data:
EBITDA(1) before pooling costs                  28.2%      9.2%        18.0%
EBITDA(1) after pooling costs                   28.2%     23.6%        (4.7)%
_________________________

(1) EBITDA represents operating income plus depreciation and amortization. The Company has included EBITDA data (which are not a measure of financial performance under generally accepted accounting principles) because it understands such data are used by certain investors and creditors to determine the Company's historical ability to service its indebtedness.

     Revenues. Revenues in 1996 were $119.0 million compared to $104.7 million in 1995, an increase of 13.7%. Approximately 6.1% of the increase in revenues is attributable to acquisitions and 7.6% is attributable to internal growth. Revenues of $6.3 million in the first six months of 1996 were generated from companies acquired since December 1994, while increases in revenues attributable to existing operations amounted to $8.0 million.
Average price increases as a percentage of revenue were approximately 3% of revenue while the remainder of internal growth was from volume.

     Cost of Operations. Cost of operations in 1996 was $65.7 million compared to $58.6 million in 1995, an increase of 12.1%. The increase in cost of operations was primarily attributable to the increase in revenues described above. As a percentage of revenues, cost of operations decreased to 55.2% in 1996 from 56.0% in 1995. Operating cost margins were favorably impacted by a decrease in disposal costs paid to third-parties measured as a percentage of revenue and other operating efficiencies resulting from the integration of businesses acquired in the past twelve months. Company-collected waste disposed at Company-operated landfills was 52% of revenue in 1995 compared to 68% in 1996.

     Selling, General and Administrative Expenses. SG&A expenses increased to $18.5 million in 1996 compared to $16.6 million in 1995, an increase of 11.2%. As a percentage of revenues, SG&A decreased to 15.5% in 1996 compared to 15.9% in 1995. The increase in SG&A expense resulted from expenses associated with acquired companies and expenses incurred in connection with the Company's increase in personnel and other expenses related to the anticipated growth of the Company as it continues to acquire companies. The decrease in SG&A as a percentage of revenues is attributable to a moderate increase in corporate general and administrative expenses while the percentage increase in revenues was greater.

     Depreciation and amortization. Depreciation and amortization in 1996 was $15.4 million compared to $12.8 million in 1995, an increase of 20.5%. The increase in depreciation and amortization expense is due to acquisitions and capital expenditures. Fixed assets have increased from $302.5 million at June 30, 1995 to $407.2 million at June 30, 1996 and goodwill has increased from $83.0 million at June 30, 1995 to $98.0 million at June 30, 1996. As a percentage of revenues, depreciation and amortization increased to 13.0% in 1996 from 12.1% in 1995. This increase is primarily because amortization of landfill airspace as a percentage of revenue increased to 3.2% in 1996 from 2.4% in 1995 resulting from an increase in the rate of waste internalization.

     Pooling costs. Costs of $6.7 million were incurred in 1996 for transaction and integration costs directly related to acquisitions accounted for using the pooling-of-interests method for business combinations. Transaction costs include stock registration, legal, accounting, consulting, engineering and other direct third-party costs incurred to complete the acquisitions. Integration costs include uncollectible accounts receivable write-offs, employee termination and relocation, write down of fixed assets, lease termination, and deferred repairs and maintenance of vehicles and equipment. During the first six months of 1995, no material pooling costs were incurred.

     Net Interest Expense. Net interest expense was $4.4 million in 1996 compared to $5.5 million in 1995, a decrease of 19.5%. The decrease in the first six months of 1996 compared to 1995 is partially due to the conversion of subordinated debt into common stock in the fourth quarter of 1995 which resulted in a reduction to annual interest charges of approximately $800,000. In addition, the amount of capitalized interest for the six months increased to $6.9 million in 1996 compared to $4.4 million in 1995. The amount of interest capitalized increased in 1996 because of an increase in transfer stations under construction and landfill airspace under development compared to the same period in 1995. The decrease in net interest expense was offset by an increase in interest bearing debt to approximately $205.7 million at June 30, 1996 from approximately $198.7 million at June 30, 1995, due primarily to acquisitions and capital expenditures.

     Income Taxes.  Income taxes reflect a 49% effective income tax rate in
1996 as compared to a 41% rate in 1995.   The increase is primarily caused by
the accounting treatment of the conversion of an S-Corporation to a C-Corporation when the pooling-of-interests method of accounting is used. This resulted in a one-time impact which does not have recurring consequences and had the effect of increasing the total income tax provision by $313,000 but had little impact on cash taxes. Without considering the effect of pooled companies, the 1996 effective tax rate is 45%. The Company's effective tax rate in 1996 and 1995 deviates from the federal statutory rate of 35%, due primarily to the effects of differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences.

Liquidity and Capital Resources

     Because of the capital intensive nature of the solid waste industry, the Company has used, and during periods of rapid growth expects to continue using amounts in excess of the cash generated from operations to fund acquisitions, capital expenditures and landfill development. In connection with acquisitions, the Company has assumed or incurred indebtedness with relatively short-term repayment schedules, thereby increasing its current and medium-term liabilities. Additionally, operating equipment has been acquired using financing leases which have short and medium-term maturities. As a result, Company has periodically had low levels of working capital or working capital deficits. Historically, the Company has satisfied its acquisition, working capital and capital expenditure needs primarily through bank financing, public offerings and private placements of debt and equity securities. Between January 1, 1994 and July 31, 1996, the Company has completed a $100 million public offering of the Senior Subordinated Notes (defined below), a $50 million private placement of common stock, an $80 million credit agreement, a $48million public equity offering and the Credit Facility (defined below).

     During the six months ended June 30, 1995 and 1996, the Company's cash flows for operating, investing and financing activities were as follows (dollars in millions; unaudited):

                                                       Six Months Ended
                                                            June 30,
                                                       1995          1996
Operating Activities:
Net income (loss)                                 $     6.6      $     4.2
Non-cash operating expenses(1)                         18.1           16.5
(Gain) loss on sale of fixed assets                      --            2.0
Increase in operating assets and liabilities, net     (12.5)         (22.2)
Cash provided by (used in) operating activities        12.2            0.5
Investing Activities:
Cost of acquisitions, net of cash acquired             (9.9)          (3.8)
Capital expenditures                                  (23.4)         (22.0)
Proceeds from sale of fixed assets                      0.6            0.2
Other                                                  (0.7)           0.7
Cash used for investing activities                    (33.4)         (24.9)

Financing Activities:
Net proceeds from sale and redemption of preferred
     stock, common stock, stock options and warrants   29.3           48.3
Net proceeds from long-term debt                       21.3           25.4
Payments of long-term debt                            (24.0)         (51.2)
Other                                                  (3.5)           0.3
Cash provided by financing activities                  23.1           22.8
Increase (decrease) in cash                       $     1.9     $     (1.6)
________________

(1) Consists principally of provisions for depreciation and amortization, landfill closure and post-closure costs, doubtful accounts, potentially unrealizable acquisition costs and deferred income taxes.

The Company's capital expenditure and working capital requirements have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to pursue its business strategy. During 1995 the Company acquired 18 businesses in 6 states for approximately $45.3 million of which approximately $24.3 million of such consideration was paid in common stock and $7.8 million was paid in seller notes. Total annualized revenues of those
operations are approximately $33 million.   These amounts include one landfill
acquired for approximately $9.9 million with estimated annual revenues of $3.7 million. Subsequent to December 31, 1995 the Company purchased 16 operating solid waste businesses with estimated annual revenues of $65.1 million for an aggregate purchase price of approximately $101.7 million of which approximately $72.7 million of such consideration was paid in common stock. These amounts include one acquisition in a new market for approximately $82 million which accounted for $42 million in annual revenues. For the calendar year 1996, the Company estimates it will have an annual cash requirement of approximately $1.2 million for preferred stock dividends and approximately $23.0 million for interest costs. For the calendar year ended 1996, the Company expects to acquire waste businesses with aggregate annual revenues of approximately $70 to $80 million (inclusive of the acquisitions completed to date), using a combination of common stock, cash and seller notes as consideration. For the calendar year 1996, the Company expects to spend approximately $58 million for capital expenditures, $40 million of which is expected to relate to existing operations in order to maintain current revenue streams and $18 million of which is expected to relate to operations anticipated to result in growth in revenue streams. As the Company continues to acquire waste operations, additional capital amounts will be required during 1996 for the capital expenditure requirements related to those acquired businesses.

     The Company is also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to its landfill operations. These financial assurances include the use of a captive insurance subsidiary, performance bonds, letters-of-credit and trust deposits required principally to secure the Company's estimated landfill closure and post-closure obligations and collection contracts. At June 30, 1996, the Company had outstanding approximately $1.6 million in captive insurance contracts, $24.0 million of performance bonds, approximately $20.3 million in letters-of-credit and approximately $0.2 million of trust deposits. The Company expects that financial assurance obligations will increase in the future as it acquires and expands its activities and that a greater percentage of the financial assurances will be provided through the captive insurance subsidiary and letters-of-credit.

     In January 1994, the Company issued the Senior Subordinated Notes. The net proceeds from the sale of the Senior Subordinated Notes after underwriting discount and other expenses, were approximately $95 million. The Senior Subordinated Notes were redeemable beginning February 1, 1999. On July 31, 1996, the Company completed a tender offer (the "Tender Offer") and purchase of substantially all of its Senior Subordinated Notes at the redemption price of $1,157.50 per $1,000 principal amount. In connection with the Tender Offer, the Company estimates that it will recognize an extraordinary charge of $11 million ($18 million before income tax effect) in the third quarter of 1996. The Company also received a consent from a majority of the holders of the Notes to eliminate all substantive financial covenants associated with the remaining

Senior Subordinated Notes.

     Simultaneous with the redemption and consent on July 31, 1996, the Company closed a new $300 million revolving credit facility ("the Credit Facility") agented by Credit Suisse which added 11 new banks to its existing six-bank Credit Agreement. The Credit Facility, subject to certain limitations, provides for revolving loans up to $300 million based on certain financial ratios of the Company and for standby letters-of-credit of up to $50 million. The revolving credit facility may be used to repay existing debt, make acquisitions of solid waste companies and for general corporate purposes. The letter-of-credit facility may be used to provide financial assurances of landfill closure and post-closure obligations. Loans outstanding under the revolving credit facility are payable in July 1999, whereas letters-of-credit may expire no later than one year after the maturity date, subject to certain provisions. The Credit Facility contains a number of covenants that, among other things, require the Company to maintain certain financial ratios, and limit the Company's ability to make acquisitions and purchase fixed assets above certain amounts, incur additional secured indebtedness, transfer or sell assets, create liens, pay dividends except on certain preferred stock, make optional payments on certain subordinated indebtedness (including the Senior Subordinated Notes), enter into certain transactions with affiliates or enter into a merger, consolidation or sale of substantially all its assets. The Credit Facility is secured by a pledge of the stock of substantially all of the Company's subsidiaries and a lien on substantially all of the Company's personal property. Upon execution of the Credit Facility, the Company had approximately $125 million of additional borrowings available under the Credit Facility.

     During 1995, the Company offered to holders of all of its Series D, 9% and $90 convertible preferred stock and its 6% Convertible Subordinated notes an inducement to exercise their conversion option to receive Allied common stock. The inducement consisted of the payment of dividends and interest that the holders of these securities would have received from the date of conversion through the first call or redemption date of each security. In total, 7,757,056 shares of common stock were issued upon conversion. All of the $90 preferred stock was converted, substantially all of the Series D preferred stock and 6% Convertible subordinated notes were converted, and all but 5,029 shares of the 9% preferred stock was converted and all of the $90 preferred stock was converted. Accordingly, the Company's annual dividend and interest requirements decreased by approximately $2.7 million and $0.8 million, respectively. The inducement resulted in a 1995 conversion fee charge of approximately $2.2 million paid in 284,696 shares of common stock which was charged to the 1995 statement of operations.

     On January 24, 1996, the Company completed a public offering of 7.6 million shares of common stock for approximately $48 million net of $5.2 million in underwriter discounts, commissions and offering costs. The net proceeds from the offering were used to repay amounts outstanding under the Credit Agreement and for other general corporate purposes.

     The Company has lease facilities (the "Lease Facilities") that allow it to enter into equipment leases at rates ranging from similar term treasury note rates plus 2.5% to 3.5% for terms of 36 to 84 months. At June 30, 1996 the Company had equipment leases outstanding of $37.5 million and available lease commitments of approximately $9.6 million.

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

     The Company intends to meet its future capital expenditures and working capital requirements with cash flow from operations, borrowings under the Credit Facility and the Lease Facilities. The Company may need to raise additional capital to fund the acquisition and integration of additional solid waste businesses. The Company may raise such funds through lease financings, bank financings or public or private offerings of its debt and equity securities. There can be no assurance that the Company will be able to secure such funding, if necessary on favorable terms, if at all. If the Company is not successful in securing such funding, the Company's ability to pursue its business strategy may be impaired and results of operations for future periods may be negatively affected.

Disclosure Regarding Forward Looking Statements

     This "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this section, are Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the company's operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important Factors") that could cause actual results to differ materially from the Company's expectations are disclosed in this section and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ from the Company's expectations

     Competition: The solid waste collection and disposal business is highly competitive and requires substantial amounts of capital. The Company competes with numerous waste management companies, a number of which have significantly
larger operations and greater resources than the Company.    The Company also
competes with those counties and municipalities that maintain their own waste collection and disposal operations. Forward Looking Statements assume that the Company will be able to effectively compete with the other waste management companies.

     Availability of Acquisition Targets: The Company's ongoing acquisition program is a key element of its expansion strategy. In addition, obtaining landfill permits has become increasingly difficult, time consuming and expensive. There can be no assurance, however, that the Company will succeed in obtaining landfill permits or locating appropriate acquisition candidates that can be acquired at price levels that the Company considers appropriate and that reflects historical prices. The Forward Looking Statements assume that a number of acquisition candidates and landfill properties sufficient to meet the Company's goals will be available for purchase and that the Company will be able to complete the acquisition at prices that the Company has experienced in the past two years.

     Integration: The Company's financial position and results of operations depend to a large extent on the integration of recently acquired businesses. The Forward Looking Statements assume that integration of acquired companies, including the internalization of waste, will require from three to nine months from the date the acquisition closes. Failure to achieve effective integration in the anticipated time period or at all could have an adverse effect on the Company's future results of operations.

     Ongoing Capital Requirements: To the extent that internally generated cash and cash available under the Company's existing credit facilities are not sufficient to provide the cash required for future operations, capital expenditures, acquisitions, debt repayment obligations and/or financial assurance obligations, the Company will require additional equity and/or debt financing in order to provide such cash. The Company has incurred significant debt obligations in the last two years, which entail substantial debt service costs. The Forward Looking Statements assume that the Company will be able to raise the capital necessary to finance such requirements at rates that are as good as or better than those it is currently experiencing. There can be no assurance, however, that such financing will be available or, if available, will be available on terms satisfactory to the Company.

Economic Conditions: The Company's business is affected by general economic conditions. The Forward Looking Statements assume that the Company will be able to achieve internal volume and price growth which is not impacted by an economic downturn. (As revenue of the Company continues to grow it is likely that the rates of internal growth will reflect growth rates which are less than those experienced in 1995.) There can be no assurance that an economic downturn will not result in a reduction in the volume of waste being disposed of at the Company's operations and/or the price that the Company can charge for its services.

     Weather Conditions: Protracted periods of inclement weather may adversely affect the Company's operations by interfering with collection and landfill operations, delaying the development of landfill capacity and/or reducing the volume of waste generated by the Company's customers. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of the Company's operations. The Forward Looking Statements do not assume that such weather conditions will occur.

     Dependence on Senior Management:   The Company is highly dependent upon
its senior management team. In addition, as the Company continues to grow, its requirements for operations management with waste industry experience will also increase. The availability of such experienced management is not known. The Forward Looking Statements assume that experienced management will be available when needed by the Company at compensation levels that are within industry norms. The loss of the services of any member of senior management or the inability to hire experienced operations management could have a material adverse effect on the Company.

     Influence of Government Regulation: The Company's operations are subject to and substantially affected by extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect the Company's results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste. Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors' transpiration and collection operations, all of which could have a material adverse effect on the Company. Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters. The Forward Looking Statements assume that there will be no materially negative impact on its operations due to government regulation.

     Potential Environmental Liability: The Company may incur liabilities for the deterioration of the environment as a result of its operations. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company. Due to the limited nature of the Company's insurance coverage of environmental liability, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected. The Forward Looking Statements assume that the Company will not incur any material environmental liabilities other than those for which a provision has been recorded in the consolidated financial statements and disclosed in the notes thereto.

Inflation and Prevailing Economic Conditions

     To date, inflation has not had a significant impact on the Company's operations. Consistent with industry practice, most of the Company's contracts provide for a pass through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs. The Company therefore believes it should be able to implement price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors may require the Company to absorb cost increases, resulting from inflation. The Company is unable to determine the future impact of a sustained economic slowdown.

Seasonality

     The Company believes that its collection and landfill operations can be adversely affected by protracted periods of inclement weather which could delay the development of landfill capacity or transfer of waste and/or reduce the volume of waste generated.

                                     PART II
                                OTHER INFORMATION


Item 1.     Legal Proceedings

  No changes to previously reported information.

Item 2.     Changes in Securities

  None.

Item 3.     Defaults Upon Senior Securities

  None.

Item 4.     Submission of Matters to a Vote of Security Holders

  On May 31, 1996, the annual meeting of the stockholders of the Company was held. The holders of 37,121,779 shares of Common Stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following action:

  (a)     Election of Directors

        The stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, and until their successors are duly elected and qualified: Votes were cast as follows:

                                           Number of       Number of
                                           Votes for     Votes Withheld

                    Roger A. Ramsey       36,984,986          136,793
                    Daniel J. Ivan        36,547,874          573,905
                    Nolan Lehmann         36,986,136          135,643
                    Thomas H. Van Weelden 36,984,936          136,843
                    Robert G. Reedy       36,986,136          135,643
                    Alan B. Shepard       36,981,886          139,893
                    James G. Coulter      36,980,536          141,243
                    William K. Reilly     36,040,809        1,080,970
                    John M. Lewis         36,978,561          143,218
                    Jeffrey A. Shaw       36,980,086          141,693

 (b) Approval of the Second Amendment to the 1994 Amended and Restated Employee Stock Option Plan.

         The stockholders approved the proposal to adopt the second amendment to the 1994 Amended and Restated Employee Stock Option Plan. Votes were as follows:

           Number of      Number of         Number of        Number of
           Votes for     Votes Against   Votes Abstaining  Votes Not Cast
           33,102,054      3,627,552          71,191           320,982


Item 5.     Other Information

  None.

Item 6.     Exhibits and Reports on Form 8-K

  (a)       Exhibits

            Exhibit No.                        Exhibit

              10.1     --- Amended and Restated 1994 Incentive Stock Plan.
              10.2     --- Fifth Supplemental Indenture to the 12% Senior
                           Subordinated Notes
              10.3     --- Revolving Credit Facility agented by Credit Suisse
              11.1     --- Statement regarding the computation of per share
                           earnings -- primary
              11.2     --- Statement regarding the computation of per share
                           earnings -- fully diluted
              12       --- Ratio of earnings to fixed charges
              27       --- Financial Data Schedule

  (b)     Reports on Form 8-K

          May 28, 1996   The Company's Current Report on Form 8-K reports
                         earnings of the Company for the month of April
                         1996.

          June 3, 1996   The Company's Current Report on Form 8-K reports the
                         acquisition of Container Corporation of Carolina, Inc.

          June 21, 1996  The Company's Current Report on Form 8-K/A-1 reports the financial statements related to the acquisition of Container Corporation of Carolina, Inc.

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



Date:     August 14, 1996