Form 10-Q
period 1996-09-30
ALLIED WASTE INDUSTRIES INC
filed 1996-11-05
CIK 848865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                            FORM 10-Q


(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 1996

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________ TO ________

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


                          YES  X      NO ___

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S CLASS OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           CLASS                 OUTSTANDING AS OF SEPTEMBER 30, 1996
        COMMON STOCK                           58,946,994



[PAGE]

                    ALLIED WASTE INDUSTRIES, INC.
          FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                INDEX


                                                                   Page

Part I    Financial Information
   Item 1 Financial Statements
          Condensed Consolidated Balance Sheets                      3
          Condensed Consolidated Statements of Operations            4
          Condensed Consolidated Statements of Cash Flows            5
          Notes to Condensed Consolidated Financial Statements       6
   Item 2 Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       11

Part II   Other Information
   Item 1 Legal Proceedings                                         24
   Item 2 Changes in Securities                                     24
   Item 3 Defaults Upon Senior Securities                           24
   Item 4 Submission of Matters to a Vote of Securing Holders       24
   Item 5 Other Information                                         24
   Item 6 Exhibits and Reports on Form 8-K                          24
   Signature                                                        25


[PAGE]



                     ALLIED WASTE INDUSTRIES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands)

                                                  December 31,   September 30,
                                                     1995            1996
                                                                  (unaudited)
ASSETS
Current Assets -
  Cash and cash equivalents                        $   4,016      $   7,620
  Accounts receivable, net of allowance of
    $2,502 and $2,576                                 32,172         38,925
  Income taxes receivable                                 --          5,079
  Prepaid and other current assets                     5,369          7,391
  Current portion of landfills                         7,103          7,103
  Inventories                                          1,960          2,203
  Deferred income taxes                                2,669          1,825
     Total current assets                             53,289         70,146
Property and equipment, net                          302,352        340,729
Goodwill, net                                         85,230         89,504
Other assets                                          17,835         36,263
     Total assets                                  $ 458,706      $ 536,642


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
  Current portion of long-term debt to
    related parties                                $     121      $     132
  Current portion of long-term debt to
    unrelated parties                                 37,460         15,127
  Accounts payable                                    23,750         19,166
  Accrued interest                                     5,995          1,027
  Other accrued liabilities                           14,028         13,249
  Unearned income                                      9,273         11,434
       Total current liabilities                      90,627         60,135
Long-term debt to related parties, less current
  portion                                              1,862          1,762
Long-term debt to unrelated parties, less current
  portion                                            176,733        229,608
Convertible subordinated debt, net of discount         7,778          1,762
Deferred income taxes                                 25,649         27,519
Accrued closure and post-closure costs                10,530         10,202
Deferred royalties and other long-term obligations     9,222         10,921
Commitments and contingencies
Stockholders' Equity --
  Preferred stock, aggregate liquidation preference
  of $15,052 and $14,943 at December 31, 1995
  and September 30, 1996, respectively                     2              2
  Common stock                                           474            589
  Additional paid-in capital                         134,326        194,142
  Retained earnings                                    1,503             --
     Total stockholders' equity                      136,305        194,733
  Total liabilities and stockholders' equity       $ 458,706      $ 536,642


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.









[PAGE]

                      ALLIED WASTE INDUSTRIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except for per share amounts and number of shares; unaudited)


                                 Nine Months Ended       Three Months Ended
                                  September 30,            September 30,
                                  1995        1996         1995      1996

Revenues                     $  161,910  $  183,896   $   57,240  $  64,938
Cost of operations               89,663     101,153       31,078     35,454
Selling, general
  and administrative expenses    24,869      27,152        8,262      8,688
Depreciation and amortization    19,759      23,032        6,976      7,624
  Operating income before
    pooling costs                27,619      32,559       10,924     13,172
Pooling costs                     1,531       6,969        1,531        279
  Operating income               26,088      25,590        9,393     12,893
Interest income                    (544)       (257)         (70)      (115)
Interest expense                  8,737       6,623        2,763      2,056
  Income before income taxes     17,895      19,224        6,700     10,952
Income tax expense                7,615       9,428        2,973      5,393
  Income before extraordinary
    item                         10,280       9,796        3,727      5,559
Extraordinary loss due to
  early extinguishment of
  debt, net of income tax
  benefit of $7,347 in 1996          --      11,024           --     11,024
  Net income (loss)              10,280      (1,228)       3,727     (5,465)
Dividends on preferred stock      3,101         861          975        287
Net income (loss) to common
  shareholders               $    7,179  $   (2,089)  $    2,752  $  (5,752)
Income (loss) per share:
  Income before
  extraordinary loss         $     0.18  $     0.15   $     0.07  $    0.09
  Extraordinary item                 --       (0.18)          --      (0.18)
  Income (loss)              $     0.18  $    (0.03)  $     0.07  $   (0.09)
Weighted average common and
  common equivalent shares
  outstanding                39,836,466  59,791,034   43,657,901  61,421,648







The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


























[PAGE]


                        ALLIED WASTE INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands; unaudited)

                                                        Nine Months Ended
                                                          September 30,
                                                          1995      1996
Operating Activities --
  Net income (loss)                                    $ 10,280   $ (1,228)
  Adjustments to reconcile net income (loss) to cash
    provided by operating activities --
  Extraordinary loss on early extinguishment of debt         --     18,371
  Provisions for:
    Depreciation and amortization                        19,759     23,032
    Closure and post-closure costs                        1,353      1,035
    Doubtful accounts                                       984      1,701
    Deferred income taxes                                 5,292      3,056
    (Gain) loss on sale of fixed assets                     (53)     1,943
  Change in operating assets and liabilities,
  excluding the effects of purchase acquisitions --
    Accounts receivable, prepaid expenses,
    inventories and other
                                                         (1,716)   (19,392)
    Accounts payable, accrued liabilities, unearned
    income, closure and post-closure costs and other     (6,117)   (19,845)
Cash provided by operating activities                    29,782      8,673
Investing Activities --
  Cost of acquisitions, net of cash acquired            (17,609)    (4,057)
  Capital expenditures                                  (41,440)   (32,625)
  Proceeds from sale of fixed assets                        843        588
  Change in deferred acquisition costs and
  notes receivable                                      (10,766)    (7,782)
Cash used for investing activities                      (68,972)   (43,876)

Financing activities --
  Net proceeds from sale of common stock,
    preferred stock, stock options and warrants          29,730     47,999
  Proceeds from long-term debt, net of issuance costs    48,480    223,351
  Repayments of long-term debt                          (29,904)  (232,046)
  Other long-term obligations                              (591)       148
  Dividends paid                                         (2,681)      (898)
  Equity transactions of pooled companies                (1,220)       253
Cash provided by financing activities                    43,814     38,807
Increase in cash and cash equivalents                     4,624      3,604
Cash and cash equivalents, beginning of period            5,223      4,016
Cash and cash equivalents, end of period               $  9,847   $  7,620


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


























[PAGE]

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

     The condensed consolidated financial statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 1995, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading when read in connection with the Company's Annual Report on Form 10-K. The condensed consolidated financial statements as of September 30, 1996 and for the nine months ended September 30, 1995 and 1996 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for such periods. The condensed consolidated financial statements and accompanying notes have also been restated to reflect acquisitions accounted for as poolings-of-interests (See Note 2).

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




[PAGE]







                    ALLIED WASTE INDUSTRIES, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Extraordinary item --

     On July 31, 1996, the Company completed a tender offer (the "Tender Offer") and purchased substantially all of its $100 Million 12% Senior Subordinated Notes due 2004 (the "Senior Notes") at the redemption price of $1,157.50 per $1,000 note. An extraordinary change to earnings related to the Tender Offer of approximately $18 million ($11 million net of income tax effect), or $0.18 per share, was charged to earnings in the third quarter of 1996. The Company also received a consent from a majority of the holders of the Senior Notes to eliminate all substantive financial covenants associated with the remaining Senior Notes.

  Statements of cash flows --

     The supplemental cash flow disclosures and non-cash transactions for the nine months ended September 30, 1995 and 1996 are as follows (in thousands):

                                                         Nine Months Ended
                                                            September 30,
                                                          1995       1996
                                                            (unaudited)
Supplemental Disclosures --
  Interest paid                                        $ 17,916   $ 20,392
  Income taxes paid                                       1,494      5,996

Non Cash Transactions --
  Common or preferred stock issued
    in purchase acquisitions                           $    617   $  5,497
  Common stock contributed to 401(k) plan                    --        219
  Capital leases                                         15,226     11,655
  Debt and liabilities incurred or assumed in
    purchase acquisitions                                 1,179      5,039
  Debt converted to common stock                            627      5,485
  Capitalized interest                                    7,509     10,013
  Dividends and interest paid in common stock               906         --



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




[PAGE]




The following table summarizes acquisitions for the nine months ended September 30, 1995 and 1996 (unaudited):

                                                        Nine Months
                                                    Ended September 30,
                                                     1995         1996
Number of businesses acquired and accounted
  for as:
  Poolings-of-interests                                5              5
  Purchases                                           11             12
Total consideration (in millions)              $    45.2      $   101.9
Shares of common stock issued                  3,867,185(1)   8,817,694(2)
_________________
(1)     Includes 23,244 shares of contingently issuable common stock.
(2)     Includes 774,804 shares of contingently issuable common stock.


          The following table shows the effect on reported revenue and net income of using the pooling-of-interests method of accounting for business combinations during the nine months ended September 30, 1996.Revenues and net income as previously reported have been restated as presented in the following table (in thousands):

                                                 Before              After
                                                 Pooling  Effect of Pooling
                                                 Effects  Poolings  Effects

Nine months ended September 30, 1996 (unaudited)
  Revenues                                        158,482  25,414   183,896
  Net income (loss)                                 1,067  (2,295)   (1,228)
Three months ended September 30, 1995 (unaudited)
  Revenues                                         44,606  12,634    57,240
  Net income                                        3,123     604     3,727
Nine months ended September 30, 1995 (unaudited)
  Revenues                                        126,119  35,791   161,910
  Net income                                        8,912   1,368    10,280
Year ended December 31, 1995
  Revenues                                        169,865  47,679   217,544
  Net income                                       11,584     797    12,381
Year ended December 31, 1994
  Revenues                                        114,814  43,540   158,354
  Net loss                                         (6,731)    696    (6,035)
Year ended December 31, 1993
  Revenues                                         69,206  39,742   108,948
  Net income                                        2,319     323     2,642

     Pooling costs of $279,000 and $7.0 million related to the 1996
Poolings were charged to expense during the three months and nine months ended September 30, 1996, respectively. The after-tax impact of these expenses on earnings per share was ($0.01) on the three months ended September 30, 1996 and ($0.08) on the nine months ended September 30, 1996. Pooling costs include legal, accounting and consulting fees, stock registration costs, and integration and other costs of business combination.



[PAGE]


  Unaudited pro forma income statement data --

          The following unaudited pro forma consolidated data for the year ended December 31, 1995 and the nine months ended September 30, 1996 represents the results of operations of Allied as if the companies acquired using the purchase method of accounting for business combinations in 1995 and through September 30, 1996, had all occurred as of January 1, 1995. This data does not purport to be indicative of the results of operations of Allied that might have occurred nor which might occur in the future (in thousands, except per share data).
                                               December 31,   September 30,
                                                  1995            1996
                                                       (unaudited)

     Revenues                                  $ 228,998       $ 184,180
     Operating income                             34,269          25,617
     Net income (loss)                            12,897            (984)
     Net income (loss) to common shareholders      6,676          (1,845)
     Net income (loss) per common share             0.16           (0.03)
     EBITDA (1)                                   63,116          48,680
     EBITDA(1) before pooling costs               64,772          55,649
___________________
(1     EBITDA represents operating income plus depreciation and amortization.
The Company has included EBITDA data (which are not a measure of financial performance under generally accepted accounting principles) because it understands such data are used by certain investors and creditors to determine the Company's historical ability to service its indebtedness.








3. Property and Equipment

     Property and equipment at December 31, 1995 and September 30, 1996 was as follows (in thousands):

                                                1995          1996
                                                          (unaudited)
Land and improvements                       $  16,449       $  17,364
Land held for permitting as landfills(1)        5,640           6,778
Landfills                                     179,463         210,233
Buildings and improvements                     24,525          29,793
Vehicles and equipment                         88,410          99,080
Containers and compactors                      46,412          54,173
Furniture and office equipment                  5,735           7,215
                                              366,634         424,636
  Accumulated depreciation and amortization   (64,282)        (83,907)
                                            $ 302,352       $ 340,729
__________________
(1) These properties have been approved for use as a landfill, and the Company is currently in the process of obtaining the necessary permits.


[PAGE]


4.  Net Income (Loss) per Common Share

     Net income (loss) per common share is calculated by dividing net income less dividend requirements on preferred stock by the weighted average number of common shares and common share equivalents outstanding during each period, as restated to reflect acquisitions accounted for as poolings-of-interests. The computation of weighted average common and common equivalent shares used in the calculation of income per common share is as follows (unaudited):

                                                        Nine Months Ended
                                                          September 30,
                                                       1995         1996

Common shares outstanding                            37,702,922   58,946,994
Effect of using weighted average
  common shares outstanding during the period        (1,608,306)  (2,122,720)
Effect of stock options and warrants assumed
  exercisable                                         2,549,275    2,196,589
Effect of Series C preferred stock assumed converted    234,820           --
Effect of shares assumed issued pursuant to earn-out    957,755      770,171
                                                     39,836,466   59,791,034

          Conversion has not been assumed for Series D preferred stock, 9% preferred stock, 7% preferred stock and convertible subordinated notes in 1995 and 1996, as the effect would not be dilutive. Additionally, conversion has not been assumed for Series E preferred stock and $90 preferred stock in 1995, as the effects would not be dilutive.


5.  Subsequent Events

          In September 1996, Allied entered into a definitive agreement to acquire the non-hazardous solid waste business of Laidlaw, Inc. for approximately $1.5 billion consisting of cash, common stock, notes and warrants. The transaction is expected to close in early 1997.


[PAGE]















                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, included elsewhere herein.


Introduction

     The Company has experienced significant growth, a substantial portion of which has resulted from the acquisition of solid waste businesses. Since January 1, 1992, the Company has completed 89 acquisitions. In 1995 the Company acquired 18 businesses and has acquired 17 businesses subsequent to 1995. See Note 2 to the Company's Condensed Consolidated Financial Statements. The Company's Condensed Consolidated Financial Statements have been restated to reflect the acquisition of companies accounted for using the pooling-of-interests method for business combinations. Many of the acquisitions were accounted for under the purchase method for business combinations and, accordingly, the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable.

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

                              Year Ended December 31,   Nine Months Ended
                              1993     1994     1995    September 30, 1996

Collection (1)                76.8%    69.9%    64.7%           61.7%
Transfer                       2.8      8.4      9.5             8.5
Landfill (1)                   9.2     14.5     18.3            22.1
Other                         11.2      7.2      7.5             7.7
Total revenues               100.0%   100.0%   100.0%          100.0%

Midwest                       49.0%    48.7%    52.2%           50.0%
Southeast                     28.8     30.2     28.0            30.4
Southwest                     22.2     21.1     19.8            19.6
Total revenues               100.0%   100.0%   100.0%          100.0%
____________
(1) The portion of collection revenues attributable to disposal charges for waste collected by the Company and disposed at the Company's landfills have been excluded from collection revenues and included in landfill revenues.

[PAGE]

     The Company's strategy is to develop vertically integrated operations to ensure internalization of waste it collects and thus realize higher margins from its operations. By disposing of its waste at Company-operated landfills, the Company retains the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 70.3% of Company-collected waste is disposed at Company-operated landfills as measured using disposal costs in 1996. In addition, transfer stations are an integral part of the disposal process. The Company locates its transfer stations in areas where its landfills are outside of the population centers in which it collects waste. Such waste is transloaded and transported to its landfills. The increase in transfer and landfill revenues as a percentage of total revenues from 2.8% and 9.2% in 1993 to 8.5% and 22.1% in 1996, respectively, reflects the continued implementation of the Company's strategy. Although transfer revenues typically generate lower operating margins, the increase in transfer revenues, as a percentage of total revenues, is not expected to have an adverse effect on the profitability of the Company.

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

[PAGE]

     The net present value of the closure and post-closure commitment is calculated assuming inflation of 3.5% and a risk-free capital rate of 7.0%. Discounted amounts previously recorded are accreted to reflect the effects of the passage of time. Based on these assumptions, the Company's current estimate of total future payments for closure and post-closure is $165 million, while the present value of such estimate is $55 million. At December 31, 1995 and September 30, 1996, respectively, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $10.5 million and $10.2 million. The accruals reflect relatively young landfills with estimated remaining lives, based on current waste flows, that range from one to over 50 years, with an estimated average remaining life of over 25 years based on current waste volumes.

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

[PAGE]


Results of Operations

Three Months Ended September 30, 1995 and 1996

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

                                            Three Months Ended September 30,
                                                                     1996
                                                                  Compared
                                                                   to 1995
                                                                  % Change
                                               1995      1996    in Amounts
                                                       (unaudited)
Statement of Operations Data:
Revenues                                       100.0%    100.0 %     13.5 %
Cost of operations                              54.3      54.6       14.1
Selling, general and administrative expenses    14.4      13.4        4.8
Depreciation and amortization                   12.2      11.7        8.6
Operating income before pooling costs           19.1      20.3       20.6
Pooling costs                                    2.7       0.4      (81.4)
Operating income                                16.4      19.9       37.3
Interest expense, net                            4.7       3.0      (29.6)
Income tax provision                             5.2       8.3       81.4
Extraordinary item, net                           --      17.0      100.0
  Net income                                     6.5%     (8.4)%   (246.6)%
Other Data:
EBITDA(1) before pooling costs                  31.3%     32.0 %     16.2 %
EBITDA(1) after pooling costs                   28.6%     31.6 %     25.3 %
_______________________
(1) EBITDA represents operating income plus depreciation and amortization. The Company has included EBITDA data (which are not a measure of financial performance under generally accepted accounting principles) because it understands such data are used by certain investors and creditors to determine the Company's historical ability to service its indebtedness.

     Revenues. Revenues in 1996 were $64.9 million compared to $57.2 million in 1995, an increase of 13.5%. Approximately 3.7% of the increase in revenues is attributable to acquisitions and 9.8% is attributable to internal growth. Revenues of $2.1 million in the third quarter of 1996 were generated from companies acquired subsequent to June 1995, while increases in revenues attributable to existing operations amounted to $5.6 million. Average price increases as a percentage of revenues were approximately 3% of revenues while the remainder of internal growth was from volume. Internal volume growth has been affected by the decrease of disposal volumes from the City of Chicago which in 1995 amounted to approximately $1.3 million compared to $0.6 million in 1996 for the quarter. Internal growth adjusted for this loss of volume between 1995 and 1996 is 11.1%.

     Cost of Operations. Cost of operations in 1996 was $35.5 million compared to $31.1 million in 1995, an increase of 14.1%. The increase in cost of operations was primarily attributable to the increase in revenues described above. As a percentage of revenues, cost of operations increased to 54.6% in 1996 from 54.3% in 1995. Operating cost margins were favorably impacted by a decrease in disposal costs paid to third-parties measured as a percentage of revenue and other operating efficiencies resulting from the integration of businesses acquired in the past twelve months. Company-collected waste disposed at Company-operated landfills was 73.5% of revenue during the three months ended September 30, 1996 compared to 62.4% during 1995.








[PAGE]


     Selling, General and Administrative Expenses. SG&A expenses increased to $8.7 million in 1996 compared to $8.3 million in 1995, an increase of 4.8%.
As a percentage of revenues, SG&A decreased to 13.4% in 1996 compared to 14.4% in 1995. The increase in SG&A expense resulted from expenses associated with acquired companies and expenses incurred in connection with the Company's increase in personnel and other expenses related to the anticipated growth of the Company as it continues to acquire companies. The decrease in SG&A as a percentage of revenues is attributable to a moderate increase in corporate general and administrative expenses as compared to a greater percentage increase in revenues.

     Depreciation and amortization. Depreciation and amortization in 1996 was $7.6 million compared to $7.0 million in 1995, an increase of 8.6%. The increase in depreciation and amortization expense is due to acquisitions and capital expenditures. Fixed assets have increased from $344.8 million at September 30, 1995 to $424.6 million at September 30, 1996 and goodwill has increased from $97.4 million at September 30, 1995 to $99.7 million at September 30, 1996. As a percentage of revenues, depreciation and amortization decreased to 11.7% in 1996 from 12.2% in 1995. This is primarily the result of the reduction in depreciation expense for equipment and amortization of intangibles offset somewhat by higher landfill amortization which corresponds to the higher rate of waste internalization in 1996 and the resulting decrease in third-party disposal costs.

     Pooling costs. Costs of $279,000 were incurred in 1996 compared to $1.5 million in 1995 for transaction and integration costs directly related to acquisitions accounted for using the pooling-of-interests method for business combinations. The increase of $1.2 million is because more acquisitions were completed in the third quarter of 1996 than the number completed in the same period of 1995. Transaction costs include stock registration, legal, accounting, consulting, engineering and other direct third-party costs incurred to complete the acquisitions. Integration costs include uncollectible accounts receivable write-offs, employee termination and relocation, write down of fixed assets, lease termination, and deferred repairs and maintenance of vehicles and equipment.

     Net interest expense. Net interest expense was $1.9 million in 1996 compared to $2.7 million in 1995, a decrease of 29.6%. The decrease in interest expense is due to the refinancing of the Company's $100 million Senior Subordinated Notes ("the Senior Notes") resulting in a decrease in the interest rate from 12% to 7% for the months of August and September 1996 of approximately $833,000.

     Income taxes. Income taxes reflect a 49.3% effective income tax rate in 1996 as compared to a 44.4% rate in 1995. The increase is primarily caused by the income tax accounting treatment for S-Corporations when the pooling-of-interests method of business combinations is used and the effects of one-time pooling costs. Without considering the effect of pooled companies, the 1996 effective tax rate is estimated by the Company to be 45%. The one-time increase does not have recurring consequences into successive fiscal years.
In addition, the Company's effective tax rate in 1996 and 1995 deviates from the federal statutory rate of 35%, due primarily to the effects of differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences.

     Extraordinary item. On July 31, 1996, the Company completed the Tender Offer and purchased substantially all of the Senior Notes at the redemption price of $1,157.50 per $1,000 note. An extraordinary charge related to the Tender Offer of approximately $18 million ($11 million net of income tax effect), or $0.18 per share, was charged to earnings in the third quarter of 1996. The Company also received a consent from a majority of the holders of the Senior Notes to eliminate all substantive financial covenants associated with the remaining Senior Notes.










[PAGE]




Nine Months Ended September 30, 1995 and 1996

     The following table sets forth the percentage relationship that the various items bear to revenues and the percentage change in dollar amounts for the periods indicated:
                                             Nine Months Ended September 30,
                                                                    1996
                                                                  Compared
                                                                  to 1995
                                                                  % Change
                                               1995      1996    in Amounts
                                                     (unaudited)
Statement of Operations Data:
Revenues                                      100.0%    100.0 %     13.6 %
Cost of operations                             55.4      55.0       12.8
Selling, general and administrative expenses   15.4      14.8        9.2
Depreciation and amortization                  12.2      12.5       16.2
Operating income before pooling costs          17.0      17.7       17.9
Pooling costs                                   0.9       3.8      366.7
Operating income                               16.1      13.9       (1.9)
Interest expense, net                           5.1       3.5      (22.0)
Income tax expense                              4.7       5.1       23.8
Extraordinary item, net of tax benefit           --       6.0      100.0
  Net income (loss)                             6.3%     (0.7)%   (111.9)%
Other Data:
EBITDA(1) before pooling costs                 29.3%     30.2 %     17.3 %
EBITDA(1) after pooling costs                  28.3%     26.4 %      6.0 %
_________________________
(1) EBITDA represents operating income plus depreciation and amortization. The Company has included EBITDA data (which are not a measure of financial performance under generally accepted accounting principles) because it understands such data are used by certain investors and creditors to determine the Company's historical ability to service its indebtedness.

     Revenues. Revenues in 1996 were $183.9 million compared to $161.9 million in 1995, an increase of 13.6%. Approximately 5.3% of the increase in revenues is attributable to acquisitions and 8.3% is attributable to internal growth. Revenues of $8.5 million in the first nine months of 1996 were generated from companies acquired subsequent to December 1994, while increases in revenues attributable to existing operations amounted to $13.5 million. Average price increases as a percentage of revenues were approximately 3% of revenues while the remainder of internal growth was from volume.
     Cost of Operations. Cost of operations in 1996 was $101.2 million compared to $89.7 million in 1995, an increase of 12.8%. The increase in cost of operations was primarily attributable to the increase in revenues described above. As a percentage of revenues, cost of operations decreased to 55.0% in 1996 from 55.4% in 1995. Operating cost margins were favorably impacted by a decrease in disposal costs paid to third-parties measured as a percentage of revenue and other operating efficiencies resulting from the integration of businesses acquired in the past twelve months. Company-collected waste disposed at Company-operated landfills was 70.3% of revenue in 1996 compared to 61.1% in 1995.

     Selling, General and Administrative Expenses. SG&A expenses increased to $27.2 million in 1996 compared to $24.9 million in 1995, an increase of 9.2%. As a percentage of revenues, SG&A decreased to 14.8% in 1996 compared to 15.4% in 1995. The increase in SG&A expense resulted from expenses associated with acquired companies and expenses incurred in connection with the Company's increase in personnel and other expenses related to the anticipated growth of the Company as it continues to acquire companies. The decrease in SG&A as a percentage of revenues is attributable to a moderate increase in corporate general and administrative expenses as compared to a greater percentage increase in revenues.









[PAGE]





     Depreciation and amortization. Depreciation and amortization in 1996 was $23.0 million compared to $19.8 million in 1995, an increase of 16.2%. The increase in depreciation and amortization expense is due to acquisitions and capital expenditures. Fixed assets have increased from $344.8 million at September 30, 1995 to $424.6 million at September 30, 1996 and goodwill has increased from $97.4 million at September 30, 1995 to $99.7 million at September 30, 1996. As a percentage of revenues, depreciation and amortization increased to 12.5% in 1996 from 12.2% in 1995. This increase is primarily because amortization of landfill airspace as a percentage of revenues increased to 3.2% in 1996 from 2.5% in 1995 resulting from an increase in the rate of waste internalization.

     Pooling costs. Costs of $7.0 million were incurred in the first nine months of 1996 compared to $1.5 million in the first nine months of 1995 for transaction and integration costs directly related to acquisitions accounted for using the pooling-of-interests method for business combinations. Transaction costs include stock registration, legal, accounting, consulting, engineering and other direct third-party costs incurred to complete the acquisitions. Integration costs include uncollectible accounts receivable write-offs, employee termination and relocation, write down of fixed assets, lease termination, and deferred repairs and maintenance of vehicles and equipment.

     Net Interest Expense. Net interest expense was $6.4 million in 1996 compared to $8.2 million in 1995, a decrease of 22.0%. The decrease in net interest expense is partially due to the conversion of subordinated debt into common stock in the fourth quarter of 1995 which resulted in a reduction to annual interest charges of approximately $800,000. In addition, the Company refinanced the Senior Notes on July 31, 1996 resulting in a decrease in the interest rate from 12% to 7% for the months of August and September 1996 or approximately $833,000.

     Income Taxes.  Income taxes reflect a 49.1% effective income tax rate in
1996 as compared to a 42.6% rate in 1995.   The increase is primarily caused
by the income tax accounting treatment for S-Corporations when the pooling-of-interests method of accounting for business combinations is used and the effects of one-time pooling costs. Without considering the effect of pooled companies, the 1996 effective tax rate is estimated by the Company to be 45%. In addition, the Company's effective tax rate in 1996 and 1995 deviates from the federal statutory rate of 35%, due primarily to the effects of differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences.

     Extraordinary item. On July 31, 1996, the Company completed the Tender Offer and purchased substantially all of the Senior Notes at the redemption price of $1,157.50 per $1,000 note. An extraordinary charge related to the Tender Offer of approximately $18 million ($11 million net of income tax benefit), or $0.18 per share, was charged to earnings in the third quarter of 1996. The Company also received a consent from a majority of the holders of the Senior Notes to eliminate all substantive financial covenants associated with the remaining Senior Notes.















[PAGE]











Liquidity and Capital Resources

     Because of the capital intensive nature of the solid waste industry, the Company has used, and expects to continue using amounts in excess of the cash generated from operations to fund acquisitions and capital expenditures, including landfill development. In connection with acquisitions, the Company has assumed or incurred indebtedness with relatively short-term repayment schedules, thereby increasing its current and medium-term liabilities. Additionally, operating equipment has been acquired using financing leases which have short and medium-term maturities. As a result, the Company has periodically had low levels of working capital or working capital deficits. Historically, the Company has satisfied its acquisition, working capital and capital expenditure needs primarily through bank financing, public offerings and private placements of debt and equity securities. Between January 1, 1994 and September 30, 1996, the Company has completed a $100 million public offering of the Senior Notes, a $50 million private placement of Common Stock, a $300 million senior revolving credit facility and a $48 million public equity offering.


     During the nine months ended September 30, 1995 and 1996, the Company's cash flows for operating, investing and financing activities were as follows (in millions; unaudited):

                                                        Nine Months Ended
                                                           September 30,
                                                         1995        1996
Operating Activities:
Net income (loss)                                      $ 10.3     $  (1.2)
Extraordinary loss on early extinguishment of debt         --        18.4
Non-cash operating expenses(1)                           27.4        28.8
(Gain) loss on sale of fixed assets                      (0.1)        1.9
Increase in operating assets and liabilities, net        (7.8)      (39.2)
Cash provided by operating activities                    29.8         8.7
Investing Activities:
Cost of acquisitions, net of cash acquired              (17.6)       (4.1)
Capital expenditures                                    (41.4)      (32.6)
Proceeds from sale of fixed assets                        0.8         0.6
Other                                                   (10.8)       (7.8)
Cash used for investing activities                      (69.0)      (43.9)
Financing Activities:
Net proceeds from sale and redemption of common stock,
  preferred stock, stock options and warrants            29.7        48.0
Proceeds from long-term debt, net of issuance costs      48.5       223.4
Repayments of long-term debt                            (29.9)     (232.0)
Other                                                    (4.5)       (0.6)
Cash provided by financing activities                    43.8        38.8
Increase in cash and cash equivalents                  $  4.6     $   3.6
________________
(1) Consists principally of provisions for depreciation and amortization, landfill closure and post-closure costs, doubtful accounts, potentially unrealizable acquisition costs and deferred income taxes.






[PAGE]

          The Company's capital expenditure and working capital requirements have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to pursue its business strategy. During 1995 the Company acquired 18 businesses in 6 states for approximately $45.3 million of which approximately $24.3 million of such consideration was paid in common stock and $7.8 million was paid in seller notes. Total annualized revenues of those operations are approximately $33 million. These amounts include one landfill acquired for approximately $9.9 million with estimated annual revenues of $3.7 million. Subsequent to December 31, 1995 the Company purchased 17 operating solid waste businesses with estimated annual revenues of $65.7 million for an aggregate purchase price of approximately $101.9 million of which approximately $72.7 million of such consideration was paid in common stock. These amounts include one acquisition in a new market for approximately $82 million which accounts for $42 million in annual revenues. For the calendar year 1996, the Company estimates it will have an annual cash requirement of approximately $1.2 million for preferred stock dividends and approximately $23.0 million for interest costs. For the calendar year 1996, the Company expects to spend approximately $58 million for capital expenditures, $40 million of which is expected to relate to existing operations in order to maintain current revenue streams and $18 million of which is expected to relate to operations anticipated to result in growth in revenue streams. As the Company continues to acquire waste operations, additional capital amounts will be required during 1996 for the capital expenditure requirements related to those acquired businesses.

          Subsequent to the announcement of the acquisition of the Laidlaw Solid Waste business (the "Acquisition") in September 1996, the Company has delayed to a large extent its ongoing aquisition program. As a result, the Company does not expect to complete any significant acquisition until the Acquisition closing which is expected to occur in early 1997.

          The Company is also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to its landfill operations. These financial assurances include the use of a captive insurance subsidiary, performance bonds, letters-of-credit and trust deposits required principally to secure the Company's estimated landfill closure and post-closure obligations and collection contracts. At September 30, 1996, the Company had outstanding approximately $1.7 million in captive insurance contracts, $24.3 million of performance bonds, approximately $20.4 million in letters-of-credit and approximately $0.2 million of trust deposits. The Company expects that financial assurance obligations will increase in the future as it acquires and expands its activities and that a greater percentage of the financial assurances will be provided through the captive insurance subsidiary and letters-of-credit.

          In January 1994, the Company issued the Senior Notes. The net proceeds from the sale of the Senior Notes after underwriting discount and other expenses, were approximately $95 million. On July 31, 1996, the Company completed the Tender Offer and purchased substantially all of its Senior Notes at the redemption price of $1,157.50 per $1,000 principal amount. In connection with the Tender Offer, the Company recognized an extraordinary charge of $18.4 million ($11.0 million net of income tax benefit), or $0.18 per share, in the third quarter of 1996. The Company also received a consent from a majority of the holders of the Senior Notes to eliminate all substantive financial covenants associated with the remaining Senior Notes.

          Simultaneous with the redemption and consent on July 31, 1996, the Company completed a new $300 million revolving credit facility ("the Credit Facility") agented by Credit Suisse which added 11 new banks to its existing six-bank Credit Agreement. The Credit Facility, subject to certain limitations, provides for revolving loans up to $300 million based on certain financial ratios of the Company and for standby letters-of-credit of up to $50 million. The revolving credit facility may be used to repay existing debt, make acquisitions of solid waste companies and for general corporate purposes. The letter-of-credit facility may be used to provide financial assurances of landfill closure and post-closure obligations. Loans outstanding under the revolving credit facility are payable in July 1999, whereas letters-of-credit may expire no later than one year after the maturity date, subject to certain provisions. The Credit Facility contains a number of covenants that, among other things, require the Company to maintain certain financial ratios, and limit the Company's ability to make acquisitions and purchase fixed assets above certain amounts, incur additional secured indebtedness, transfer or sell assets, create liens, pay dividends except on certain preferred stock, make optional payments on certain subordinated indebtedness (including the Senior Subordinated Notes), enter into certain transactions with affiliates or enter into a merger, consolidation or sale of substantially all its assets. The Credit Facility is secured by a pledge of the stock of substantially all of the Company's subsidiaries and a lien on substantially all of the Company's personal property. Upon execution of the Credit Facility, the Company had approximately $125 million of additional borrowings available under the Credit Facility.


[PAGE]


          During 1995, the Company offered to holders of certain of its convertible securities an inducement to exercise their conversion option to receive Allied common stock. The inducement consisted of the payment of dividends and interest that the holders of these securities would have received from the date of conversion through the first call or redemption date of each security. In total, 7.8 million shares of common stock were issued upon conversion. All of the $90 preferred stock was converted and substantially all of the Series D preferred stock, 6% Convertible subordinated notes and 9% preferred stock were converted. Accordingly, the Company's annual dividend and interest requirements decreased by approximately $2.7 million and $0.8 million, respectively. The inducement resulted in a 1995 conversion fee charge of approximately $2.2 million paid in 284,696 shares of common stock which was charged to the 1995 statement of operations.

          On January 24, 1996, the Company completed a public offering of 7.6 million shares of common stock for approximately $48 million net of $5.2 million in underwriter discounts, commissions and offering costs. The net proceeds from the offering were used to repay amounts outstanding under the Credit Facility and for other general corporate purposes.

          The Company has lease facilities (the "Lease Facilities") that allow it to enter into equipment leases at rates ranging from similar term treasury note rates plus 2.5% to 3.5% for terms of 36 to 84 months. At September 30, 1996 the Company had equipment leases outstanding of $38.6 million and available lease commitments of approximately $9.8 million.

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

          In connection with the consummation of the Acquisition, the Company will enter into a $1.225 billion senior bank financing and will issue $475 million of senior subordinated notes.


[PAGE]
















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


[PAGE]

     Economic Conditions: The Company's business is affected by general economic conditions. The Forward Looking Statements assume that the Company will be able to achieve internal volume and price growth which is not impacted by an economic downturn. (As revenue of the Company continues to grow it is likely that the rates of internal growth will reflect growth rates which are less than those experienced in 1995 and 1996.) There can be no assurance that an economic downturn will not result in a reduction in the volume of waste being disposed of at the Company's operations and/or the price that the Company can charge for its services.

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



[PAGE]

Seasonality

     The Company believes that its collection and landfill operations can be adversely affected by protracted periods of inclement weather which could delay the development of landfill capacity or transfer of waste and/or reduce the volume of waste generated.




[PAGE]









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

   None.

Item 5.   Other Information

   None.

Item 6.   Exhibits and Reports on Form 8-K

   (a)     Exhibits

   Exhibit No.
   10.1   Amended and Restated By-Laws
   11.1   Statement regarding the computation of per share earnings -
          primary.
   11.2   Statement regarding the computation of per share earnings -
          fully diluted.
   12     Ratio of earnings to fixed charges
   27     Financial data schedule

   (b)    Reports on Form 8-K

          July 11, 1996. The Company's Current Report on Form 8-K reports the tender offer related to the $100 million Senior Subordinated Notes.

          September 25, 1996. The Company's Current Report on Form 8-K reports the signing of an definitive agreement to purchase the solid waste business of Laidlaw, Inc.







[PAGE]

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

Date:  November 5, 1996