Form 10-K
period 1996-12-31
ALLIED WASTE INDUSTRIES INC
filed 1997-03-31
CIK 848865

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------


                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES ACT OF 1934

                         COMMISSION FILE NUMBER 0-19385

                          ALLIED WASTE INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                 --------------

                DELAWARE                                         88-0228636
     (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                      IDENTIFICATION  NUMBER)

     15880 NORTH GREENWAY-HAYDEN LOOP, SUITE 100
               SCOTTSDALE, ARIZONA                                  85260
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (602) 423-2946
                                 --------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

    TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------           -----------------------------------------

Common Stock, $.01 par value                           NASDAQ/NMS

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was $274,537,542 as of March 24, 1997.

         The number of shares of the Company's common stock, $.01 par value, outstanding at March 24, 1997 was 75,648,107.

         The registrant's proxy statement is to be filed in connection with the registrant's 1996 annual meeting of stockholders and is incorporated by reference into Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

         Allied Waste Industries, Inc., a Delaware corporation ("Allied" or the "Company"), is a vertically-integrated, non-hazardous solid waste management company providing collection, transfer, processing and disposal services. On December 30, 1996, the Company completed the acquisition of substantially all of the non-hazardous solid waste management business conducted by Laidlaw Inc. ("Laidlaw") in the United States and Canada (the "Laidlaw Acquisition"), for total consideration of approximately $1.5 billion comprised of $1.2 billion cash, 14.6 million shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), warrants to acquire 20.4 million shares of Common Stock, and two junior subordinated debentures with an aggregate face amount of $318 million (the "Allied Canada Debentures"). The cash consideration was financed from the proceeds of a senior credit facility in the aggregate amount of $1.275 billion (the "Senior Credit Facility") and the sale of $525 million of the Company's 10 1/4% Senior Subordinated Notes due 2006 (the "1996 Notes").

         On March 16, 1997, pursuant to a Share Purchase Agreement with USA Waste Services, Inc. ("USA Waste") the Company sold to USA Waste (the "Canadian Sale") all of the Canadian non-hazardous solid waste management operations of the Company for approximately $518 million. The Company used the proceeds from the Canadian Sale to pay down approximately $517 million in debt under the Senior Credit Facility. The Company acquired the Canadian operations in connection with the Laidlaw Acquisition. Unless otherwise indicated, all references to the Company and its operations contained herein give effect to the Canadian Sale.

         The Company is the fourth largest solid waste management company in the United States, as measured by revenues. The Company pursues a business strategy designed to develop vertically-integrated operations centered around landfills that are owned or operated by the Company in the markets it currently serves. The Company serves 1.4 million customers through operations in 22 states located primarily in the midwest, northeast, southeast and southwest United States. The Company has an extensive network of 32 transfer stations, 46 landfills, and 20 recycling facilities.


INDUSTRY TRENDS

         According to the National Solid Waste Management Association and Waste Age Magazine, the North American solid waste industry was estimated to have had revenues of more than $32 billion in 1995. The industry is highly fragmented with the four largest companies accounting, in 1995, for approximately 30% of revenues, seven mid-sized public companies accounting for approximately 4% of revenues, and several thousand municipalities and independent collection firms accounting for the remainder. The solid waste management industry has been affected significantly by increased regulation of disposal activities and to a lesser extent collection activities also, have been affected. In October 1991, the Environmental Protection Agency (the "EPA") adopted new regulations pursuant to Subtitle D ("Subtitle D") of the Resource Conservation and Recovery Act of 1976, as amended ("RCRA") governing the disposal of non-hazardous solid waste. These regulations led to a variety of requirements applicable to landfill disposal sites, including the construction of liners and the installation of leachate collection systems, groundwater monitoring systems and methane gas recovery systems. The regulations also require enhanced control systems to monitor more closely the waste streams being disposed at landfills, extensive post-closure monitoring of sites and financial assurances that landfill operators will be able to comply with the stringent regulations. The rising costs associated with increasingly stringent industry regulations have tended to promote consolidation and acquisition activity within the industry.

         The Company believes that these trends will continue and are the result of several factors:

         (1) Subtitle D and similar state regulations have significantly increased the amount of capital and technical expertise required to own and operate a landfill. As a result, many landfill operators that lack the necessary capital or expertise are electing to sell their landfills as an alternative to closing them;

         (2) a number of municipalities are electing to privatize their municipal landfills as an alternative to funding the changes to such landfills required by Subtitle D and related state regulations; and

         (3) as a result of heightened sensitivity to environmental conditions in many communities, it is becoming increasingly desirable for solid waste management companies to provide waste recycling programs in addition to conventional collection and disposal services.

These developments, as well as more stringent bonding requirements being imposed on solid waste management companies by various municipalities, have increased the amount of capital generally required for solid waste management operations, causing smaller companies that lack the requisite capital to sell their operations to better-capitalized companies.


BUSINESS STRATEGY

         The Company's business strategy is to build a vertically-integrated solid waste management company with a strong presence in specific markets. The Company plans to implement this strategy by (i) establishing a market presence generally based on the acquisition or development of a landfill; (ii) increasing volume in its markets through "tuck-in" acquisitions of collection companies and marketing to new customers; (iii) providing a high level of customer service;
(iv) competitively pricing its services based on the particular circumstances of each market; and (v) continuing to control costs and reduce corporate overhead as a percentage of revenues. The Company believes that its strategy to build vertically-integrated operations will provide the Company with competitive advantages in its targeted regional markets.

         The Company pursues acquisitions in geographic areas characterized by one or more of the following criteria: (i) the availability of permitted and underutilized landfill capacity located either close to or outside of, but within economic range of, a major population center, (ii) disposal fees that justify necessary transportation expenses, (iii) near or medium-term scheduled closures of landfills near such a population center, (iv) a shift in landfill ownership from public to private and (v) rural landfills that are likely to provide opportunities in a local market.

         The Company has adopted the following four-step program in executing its business strategy:

         (1) Landfill Acquisitions. Once the Company identifies an area that qualifies under its target market criteria, the Company seeks to establish a market presence, generally by acquiring one or more landfills in that area that can be accessed economically from the metropolitan center or from the regional market area, either through direct hauling or through strategically located transfer operations. In evaluating a landfill acquisition, the Company considers, among others, the following factors: (i) current disposal costs together with transportation costs to the targeted landfill relative to transportation and disposal costs of potential competitors,
                  (ii) expected landfill capacity, (iii) opportunities for landfill expansion, and (iv) projected short-term ability to secure an acceptable level of disposal volume.

         (2) Secure Captive Waste Volumes. The Company seeks to build a market presence and increase the utilization of the landfill by securing captive waste streams, which includes developing and acquiring transfer stations, entering into waste collection contracts and acquiring waste collection companies. Generally, the Company pursues the acquisition of collection companies that: (i) have well-established residential or commercial collection routes and accounts, (ii) own and operate transfer stations, or (iii) do not own landfills and are vulnerable to volatile disposal pricing, which the Company believes it can minimize through landfill ownership.

         (3) "Tuck-in" Acquisitions. The Company acquires service rights, obligations, machinery and equipment in "tuck-in" acquisitions of collection companies to: (i) increase the waste stream directed to its landfills, (ii) maximize its market presence, and (iii) increase customer density on collection routes to reduce operating costs and strengthen return on capital.

         (4) Integration of Operations. Immediately following an acquisition, the Company begins to integrate the acquired company into its operating and control systems, internalizing waste previously disposed at third party landfills to facilities owned or operated by the Company, establishing an operating plan, implementing the Company's operating policies and procedures, including the consolidation and rationalization of routes and pricing, establishing new banking and cash control procedures, integrating the acquired company's accounting, data processing and management reporting systems and appointing a new board of directors. In many acquisitions, the Company retains the management of the company it acquires in order to benefit from the existing management's understanding of the local market, personal and business contacts, and goodwill in the community.


OPERATIONS

         COLLECTION. Collection operations involve collecting and transporting non-hazardous waste from the point of generation to the transfer station or the site of disposal. Solid waste collection is generally provided under two primary types of arrangements, depending on the customer being served.

         Commercial. The Company provides containerized non-hazardous solid waste disposal services to a wide variety of commercial and industrial customers. These customers are provided with containers that are designed to be lifted mechanically and either emptied into a collection vehicle's compaction hopper or, in the case of roll-off containers, to be loaded onto the collection vehicle. The Company's commercial containers generally range in size from one to eight cubic yards and its roll-off containers generally range in size from 20 to 40 cubic yards. Contracts for commercial containers typically have terms of up to five years, may not be terminated by the customer prior to the end of the term and have renewal options. Contracts for roll-off containers may provide for temporary (such as the removal of waste from a construction site) or ongoing services. Fees relating to those contracts are determined by general competitive and prevailing local economic conditions and include other considerations such as collection frequency, type of equipment furnished, distance traveled to the disposal site, the cost of disposal and the type and volume or weight of the waste collected.

         Residential. Residential collection services are performed pursuant to individual monthly subscriptions directly to households or long-term contracts with municipal governments that give the Company exclusive rights to service all or a portion of the homes in such municipalities at established rates. The Company seeks to obtain municipal contracts which enhance the efficiency and profitability of the Company's operations as a result of the density of collection customers within a given area. At the end of the term of most municipal contracts, the Company will attempt to renegotiate the contract, and if unable to do so, will rebid the contract on a sealed bid basis. Residential collection service arrangements with households are made directly between the Company and the resident. The Company seeks to enter into residential service arrangements where the route density is high, thereby creating additional economic benefit. Collection fees are determined by the Company and the customer based on general competitive and prevailing local economic conditions and include other considerations such as collection frequency, the type and volume or weight of the waste collected, the distance to the disposal facility, and cost of disposal. Residential collection fees are either paid by the municipalities out of tax revenues or service charges or are paid directly by the residents who receive the service.

         TRANSFER STATIONS. A transfer station is a facility where solid waste is received from third-party and Company owned collection vehicles and then transferred to and compacted in large, specially-constructed trailers for transportation to disposal facilities. This consolidation reduces costs by increasing the density of the waste being transported through competition and by improving utilization of collection personnel and equipment, and is an increasingly common procedure in the solid waste management industry. Fees are generally based upon such factors as the type and volume or weight of the waste transferred and the transport distance involved. The Company believes that as increased regulations and public pressure restrict the development of landfills in urban and suburban areas, transfer stations will increasingly be used as an efficient means to transport waste over longer distances to available landfills.

         RECYCLING. In response to increasing awareness by the customer of environmental concerns and expanding federal and state regulations pertaining to waste recycling, the Company includes recycling as a component of its vertically integrated solid waste business strategy. Services include curbside collection of recyclable materials for residential customers, commercial and industrial collection of recyclable materials, and, to a lesser extent, material recovery/waste reduction. Recycling fees are generally service based wherein the customer pays for the cost of removing, processing and disposing of potentially recyclable materials. In most cases, mixed waste materials are received at an owned or leased materials recovery facility ("MRF") which is often integrated into or contiguous to a transfer operation. Materials such as paper, cardboard, plastic, aluminum and other metals are sorted, separated, accumulated, bound or placed in a container and readied for transportation to a third-party which will reuse the separated materials. The purchaser generally pays for the materials based on fluctuating spot-market prices. Material for which there is no market or for which the market price is insufficient to warrant processing are disposed of at a landfill or other disposal facility. The Company seeks to avoid exposure to fluctuating commodity prices by passing through substantially all of the profit or loss from the sale of recyclables to its service customers.

         LANDFILLS. Solid waste landfills are the primary method of disposal of solid waste in the United States. Currently, a landfill must be designed, permitted, operated and closed in compliance with federal, state and local regulations pursuant to Subtitle D. Operating procedures include excavation, continuous spreading and compacting of waste, and covering of waste with earth or other inert material. The cost of transferring solid waste to a disposal location places an economic restriction on the geographic scope of landfill operations in a particular market. Access to a disposal facility, such as a landfill, is a requirement for all solid waste management companies. While access can generally be obtained to disposal facilities owned or operated by unaffiliated parties, the Company believes that, in keeping with its business strategy, it is preferable for collection companies to own or operate their own disposal facilities thereby ensuring access on favorable terms and the internalization of disposal fees.


MARKETING AND SALES

         Each of the Company's districts has a staff responsible for sales and marketing. The Company's policy is to periodically visit each commercial account to ensure customer satisfaction and to sell additional services. In addition to calling on existing customers, each salesperson calls upon potential customers within a defined area in each market.

         In addition to its sales efforts directed at commercial and industrial customers, the Company has a municipal marketing coordinator in most service areas. The municipal marketing coordinators are responsible for interfacing with each municipality or community to which the Company provides residential service to assure customer satisfaction. In addition, the municipal coordinators organize and handle bids for renewal and new municipal contracts in their service area.

COMPETITION

         The non-hazardous waste collection and disposal industry is highly competitive. The industry is comprised of four national waste companies in addition to the Company, WMX Technologies, Inc., Browning-Ferris Industries, Inc. ("BFI"), Republic Industries, Inc., USA Waste Services, Inc. and local and regional companies of varying sizes and competitive resources such as United Waste Systems, Inc. and Superior Services, Inc. The Company also competes with those counties and municipalities that maintain their own waste collection or disposal operations. These counties and municipalities may have financial advantages through their access to tax revenues and tax-exempt financing and their ability to mandate the disposal of waste collected within the jurisdiction at a municipal landfill. The Company may also experience competition from companies using alternative methods of managing solid waste streams, such as incineration.

         The solid waste collection and disposal industry is currently undergoing significant consolidation, and the Company encounters competition in its efforts to acquire landfills and collection operations. Accordingly, it may become uneconomical for the Company to make further acquisitions or the Company may be unable to locate or acquire suitable acquisition candidates at price levels and on terms and conditions that the Company considers appropriate, particularly in markets the Company does not already serve.


ENVIRONMENTAL AND OTHER REGULATIONS

         The Company is subject to extensive and evolving environmental laws and regulations. These regulations are administered by the EPA and various other federal, state and local environmental, zoning, health and safety agencies, many of which periodically examine the Company's operations to monitor compliance with such laws and regulations. The Company believes that there will be increased regulation and legislation related to the waste management industry and the Company attempts to anticipate such future regulatory requirements to ensure compliance.

         The Company's operation of landfills subjects it to certain operational, monitoring, site maintenance, closure, post-closure and other obligations which could give rise to increased costs for monitoring and corrective measures. In connection with the Company's acquisition of existing landfills, it is often necessary to expend considerable time, effort and money to obtain permits required to increase the capacity of these landfills. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil or criminal penalties in case of violations. The Company cannot predict whether or not it will be able to obtain the governmental approvals necessary to establish new or expand existing landfills and, if it does, whether or not it will be economically beneficial to do so.

         The Company's operations are subject to extensive regulation, principally under the following federal statutes:

         The Resource Conservation and Recovery Act of 1976, as amended. RCRA regulates the handling, transportation and disposal of hazardous and non-hazardous wastes and delegates authority to states to develop programs to ensure the safe disposal of solid wastes. On October 9, 1991, the EPA promulgated Solid Waste Disposal Facility Criteria for non-hazardous solid waste landfills under Subtitle D. Subtitle D includes location standards, facility design and operating criteria, closure and post-closure requirements, financial assurance standards and groundwater monitoring as well as corrective action standards, many of which had not commonly been in place or enforced previously at landfills. Subtitle D applies to all solid waste landfill cells that received waste after October 9, 1991, and, with limited exceptions, all landfills were required to meet these requirements by October 9, 1993. Landfills that were not in compliance with the requirements of Subtitle D on the applicable date of implementation were required to close. In addition, landfills that stopped receiving waste before October 9, 1993 were not required to comply with the final cover provisions of Subtitle D. Each state must comply with Subtitle D and was required to submit a permit program designed to implement Subtitle D to the EPA for approval by April 9, 1993. States may impose requirements for landfill units that are more stringent than the requirements of Subtitle D. Once a state has an approved program, it must review all existing landfill permits to ensure that they comply with Subtitle D.

         The Federal Water Pollution Control Act of 1972 (the "Clean Water Act"), as amended. This act establishes rules regulating the discharge of pollutants into streams and other waters of the United States (as defined in the Clean Water Act) from a variety of sources, including solid waste disposal sites. If runoff from the Company's landfills or transfer stations may be discharged into surface waters, the Clean Water Act requires the Company to apply for and obtain discharge permits, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. The permit program has been expanded to include stormwater discharges from landfills that receive, or in the past received, industrial waste. In addition, if development may alter or affect "wetlands," a permit may have to be obtained and certain mitigation measures may need to be undertaken before such development may be commenced. This requirement is likely to affect the construction or expansion of many solid waste disposal sites, including some owned or being developed by the Company. The Clean Water Act provides civil, criminal and administrative penalties for violations of its provisions.

         The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA") addresses problems created by the release or threatened release of hazardous substances into the environment. CERCLA's primary mechanism for remediating such problems is to impose strict, joint and several liability for cleanup of disposal sites on current owners and operators of the site, former site owners and operators at the time of disposal, and waste generators and parties who arranged for disposal at the facility. The costs of a CERCLA cleanup can be substantial. Liability under CERCLA is not dependent on the existence or disposal of "hazardous wastes" (as defined under RCRA), but can also be founded on the existence of even minute amounts of the more than 700 "hazardous substances" listed by the EPA.

         The Clean Air Act of 1970 (the "Clean Air Act"), as amended. The Clean Air Act provides for increased federal, state and local regulation of the emission of air pollutants. The EPA has construed the Clean Air Act to apply to landfills. In March 1996, the EPA adopted New Source Performance Standard and Emission Guidelines (the "Emission Guidelines") for municipal solid waste landfills. These regulations impose limits on air emissions from solid waste landfills. The Emission Guidelines propose two sets of emissions standards, one of which is applicable to all solid waste landfills that commence construction, reconstruction or modification after May 30, 1991 and another which is applicable to all solid waste landfills that received waste or had the capacity to receive waste after November 8, 1987. The Emission Guidelines may be implemented by the states. These guidelines, combined with the new permitting programs established under the recent Clean Air Act amendments, will likely subject solid waste landfills to significant new permitting requirements and, in some instances, require installation of methane gas recovery systems.

         The Occupational Safety and Health Act of 1970 ("OSHA"), as amended. OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards, safety in excavation and demolition work, and the handling of asbestos, may apply to the Company's operations.

         Future Federal Legislation. In the future, the Company's collection, transfer and landfill operations may also be affected by legislation that may be proposed in the United States Congress that would authorize the states to enact legislation governing interstate shipments of waste. Such proposed federal legislation may allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states, under certain circumstances, to reduce the amounts of waste exported to other states. If this or similar legislation is enacted, states in which the Company will operate landfills could act to limit or prohibit the importation of out-of-state waste. Such state actions could adversely affect landfills within these states that receive a significant portion of waste originating from out-of-state.

         State Regulation. Each state in which the Company operates has laws and regulations governing solid waste disposal and water and air pollution and, in most cases, regulations governing the design, operation, maintenance and closure of landfills and transfer stations. Management believes that several states have proposed or have considered adopting legislation that would regulate the interstate transportation and disposal of waste in their landfills. Many states have also adopted legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling.

         The Company's collection and landfill operations may be affected by the current trend toward laws requiring the development of waste reduction and recycling programs. For example, a number of states have recently enacted laws that will require counties to adopt comprehensive plans to reduce, through waste planning, composting and recycling or other programs, the volume of solid waste deposited in landfills within the next few years. A number of states have also taken or propose to take steps to ban or otherwise limit the disposal of certain wastes, such as yard wastes, beverage containers, newspapers, unshredded tires, lead-acid batteries and household appliances into landfills.

         The Company has implemented and will continue to implement its own environmental safeguards that comply with or exceed these governmental requirements. Additionally, the Company's policy will be to obtain an environmental assessment prepared by an independent environmental consulting firm for all real estate acquired.


LIABILITY INSURANCE AND BONDING

         The Company carries general liability, comprehensive property damage, workers' compensation, employer's liability, directors' and officers' liability and other coverages it believes are customary to the industry. The Company also has environmental impairment liability insurance for all of its operating landfills except one owned and four operated sites. The environmental impairment liability insurance is in the amount of up to $5 million for the policy term in excess of a $1 million deductible per claim. Except as discussed in Legal Proceedings below, management does not expect the impact of any known environmental or other contingencies to be material to the Company's consolidated liquidity, financial position or results of operations.

         The Company is required to provide certain financial assurances to governmental agencies under applicable environmental regulations relating to its landfill and collection operations. These financial assurances include performance bonds, letters-of-credit, insurance contracts and trust deposits required principally to secure the Company's estimated landfill closure and post-closure obligations and collection contracts. The Company expects to be required to provide approximately $227.6 million in financial assurance obligations relating to its landfill operations by the end of fiscal year 1997. The Company expects that financial assurances will increase in the future as the Company acquires and expands its activities and that a greater percentage of the financial assurances will be comprised, directly and indirectly, of letters-of-credit.


EMPLOYEES

         The Company employs approximately 5,000 persons. Certain employees of the Company are covered by collective bargaining agreements. The Company believes relations with its employees are satisfactory.


ITEM 2.  PROPERTIES

         The Company's principal executive offices are located at 15880 Greenway-Hayden Loop, Suite 100, Scottsdale, Arizona 85260 where it currently leases 33,000 square feet of office space. The Company also maintains six regional administrative offices in the United States.

         The principal fixed assets used by the Company in its collection and transfer operations are 32 owned or operated transfer/recycling facilities. The Company operates 46 non-hazardous solid waste landfills.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is currently involved in certain routine litigation. The Company believes that all such litigation arose in the ordinary course of business and that costs of settlements or judgments arising from such suits will not have a materially adverse effect on the Company's consolidated liquidity financial position or results of operations.

         The business of the Company is regulated by federal, state and local provisions that relate to the protection of the environment. The nature of the Company's business results in it frequently becoming a party to judicial or administrative proceedings involving governmental authorities and other interested parties. At December 31, 1996, the Company was not involved in any such proceedings where management believes sanctions imposed by governmental authorities may exceed $100,000. From time to time the Company may also be subject to actions brought by citizens' groups, adjacent landowners or others in connection with the permitting and licensing of its landfills or transfer stations, or alleging personal injury, environmental damage or violations of the permits and licenses pursuant to which the Company operates.

         In connection with the Laidlaw Acquisition, Allied engaged an independent environmental consulting firm to assist in conducting an environmental assessment of the real property owned by certain subsidiaries of the Company acquired from Laidlaw (the "LWS Subsidiaries") or third-parties, and properties under the management of the LWS Subsidiaries. Several contaminated landfills and other properties have been identified, two of which are owned by subsidiaries of the Company, that would require those subsidiaries to incur costs for incremental closure and post-closure measures, remediation activities and litigation costs in the future. The costs of performing the investigation, design, remediation and allocation of responsibility to the subsidiaries of Allied vary significantly between sites. Based on information available to the Company, Allied recorded a provision of $51.5 million for environmental matters, including closure and post-closure costs, in the 1996 statement of operations and expects these amounts to be disbursed over the next 30 years.

         The Company has been notified that it is considered a potentially responsible party at a number of locations under CERCLA or other environmental laws. The Company continually reviews its status with respect to each location, taking into account the alleged connection to the location and the extent of the contribution to the volume of waste at the location, the available evidence connecting the entity to that location and the numbers and financial soundness of other potentially responsible parties at the location. The ultimate amounts for environmental liabilities at sites regarding which the Company may be a potentially responsible party cannot be determined and estimates of such liabilities made by the Company, after consultation with its independent environmental engineers, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where the Company has concluded that its estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in the Company's assessment to date, the recorded liabilities will be periodically evaluated as additional information becomes available to ascertain that the accrued liabilities are adequate. The Company has determined that the recorded liability for environmental matters as of December 31, 1996 of approximately $152.5 million (including the $51.5 million provision charged to the 1996 statement of operations) represents the most probable outcome of these contingent matters. The Company does not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on the Company's consolidated liquidity, financial position or results of operations.

         The consolidated federal income tax returns for the fiscal years ended August 31, 1986, 1987 and 1988 of certain subsidiaries of the Company that were acquired from Laidlaw in December 1996 have been under audit by the Internal Revenue Service. In March 1994, the LSW Subsidiaries received a Statutory Notice of Deficiency proposing that the LSW Subsidiaries pay additional taxes relating to disallowed deductions in those income tax returns (the "Tax Controversy"). The consolidated tax group of the LSW Subsidiaries has also received notice that fiscal years 1992, 1993 and 1994 will be examined regarding the Tax Controversy. The LSW Subsidiaries could be directly liable for a substantial portion of any tax and interest assessed if the disallowance of the deduction is sustained. In addition, under Treasury Regulations promulgated under Section 1502 of the Internal Revenue Code ("IRC"), each member of the consolidated tax group including each LSW Subsidiary, is or could be severally liable for federal income tax liabilities of the entire consolidated tax group, including any taxes due on the deemed sale of assets by the LSW Subsidiaries pursuant to Section 338 of the IRC and all amounts at issue in the Tax Controversy which are ultimately determined to be owed.

         Any amounts at issue in the Tax Controversy and for which any LSW Subsidiary may ultimately be found liable, are included in and covered by the indemnification of the Company by Laidlaw set forth in the Stock Purchase Agreement by and between the Company and Laidlaw, among others, dated September 17, 1996 (the "Purchase Agreement"). Further, the Company and Laidlaw, among others, have entered into a Setoff Agreement, under which Laidlaw has agreed that if the Tax Controversy results in any damage, liability or expense to any LSW Subsidiary, and if Laidlaw fails to indemnify the Company against all such damages, liabilities or expenses within 30 days of a demand for indemnification, then the Company may setoff the amount of all such damages, liabilities and expenses against all amounts then owed by the Company under the certain debt issued to Laidlaw consisting primarily of the Allied Canada Debentures.

         Other than to the extent contemplated in the Setoff Agreement, the obligation of Laidlaw to indemnify the Company in respect of amounts at issue in the Tax Controversy is a general, unsecured obligation of Laidlaw. The ability of Laidlaw to pay and fulfill such indemnification obligation will depend on the financial condition of Laidlaw at the time of any required performance of such obligation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 27, 1996, a special meeting of the stockholders of the Company was held. The holders of 45,851,275 shares of Common Stock were present or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:

a) Approval of the issuance and potential issuances of Common Stock pursuant to the Laidlaw Acquisition.

         The stockholders approved the issuance and potential issuances of Common Stock pursuant to the Purchase Agreement. Votes were cast as follows:

         Number of             Number of               Number of
         Votes For           Votes Against          Votes Abstaining
         ----------          -------------          ----------------
         44,356,363            325,567                  939,669

b) Approval to amend the Certificate of Incorporation of the Company which increases the authorized number of shares.

         The stockholders approved the proposal to amend the Certificate of Incorporation of the Company which increases the authorized number of shares of the Common Stock to 200 million. Votes were cast as follows:

         Number of             Number of              Number of
         Votes For           Votes Against          Votes Abstaining
         ----------          -------------          ----------------
         44,185,145             775,384                  890,746

                                  P A R T  I I

ITEM 5.  MARKET FOR THE COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

                                 DIVIDEND POLICY

         The Company has not paid dividends on its Common Stock, does not anticipate paying any dividends thereon in the foreseeable future and is prohibited under the terms of the Company's long-term indebtedness from paying such dividends.

                           PRICE RANGE OF COMMON STOCK

         The Common Stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "AWIN." The high and low prices per share for the periods indicated were as follows:

                                                      High          Low
                                                     -------      ------
               Year ended December 31, 1995
               First Quarter .......................  5           3  3/4
               Second Quarter ......................  7  1/4      4  3/4
               Third Quarter ....................... 10           6  7/8
               Fourth Quarter ......................  9  5/8      6  3/8

               Year ended December 31, 1996
               First Quarter .......................  9  1/8      6  1/2
               Second Quarter ...................... 10  1/8      8  1/8
               Third Quarter .......................  9  1/2      6 13/16
               Fourth Quarter ......................  9  1/2      8  1/8

         All of the foregoing prices reflect interdealer quotations, without retail markups, markdowns or commissions.

         As of March 24, 1997, there were approximately 576 record holders of the Common Stock.


Recent Sales of Unregistered Securities

         The following table reflects sales by the Company of unregistered securities during the fiscal year ended December 31, 1996. Except as otherwise disclosed, the issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, as amended, pursuant to the exemptions contemplated in Section 4(2) and
Section 3 (a) (9), thereof, or Regulation D thereunder, for transactions not involving a public offering. The consideration paid to the Company in respect of each issuance was cash, unless otherwise indicated.

                               Shares or
                               Principal
Description/Date                Amount         Consideration      Underwriters and Other Purchasers
----------------                ------         -------------      ---------------------------------

COMMON STOCK

   January 3, 1996            50,000     $    150,000     William La Reese (exercise of warrant)
   January 6, 1996            56,054                      Equus, Inc. (cashless exercise of warrant)

   January 8, 1996            10,000     $     30,000     Richard D. Polson (exercise of warrant)
   January 8, 1996            87,600     $    262,800     Sanders, Morris, Mundy, Inc. (exercise of warrant)
   January 12, 1996           35,927                      Mitsui Nevitt Capital Corporation (cashless exercise of warrant)
   January 19, 1996           14,063     $     51,049     Richard Van Hattem (exercise of warrant)
   January 23, 1996            5,000     $     30,000     Robert G. Rader (exercise of warrant)
   February 2, 1996          157,073                      Trilon Dominion Partners (cashless exercise of warrant)
   February 8, 1996            5,000                      Jeffery J. Jorgenson (conversion of Series D Preferred Stock)
   February 28, 1996          15,000     $     45,000     Richard D. Polson (exercise of warrant)
   March 3, 1996               2,714                      Wanda Bell (conversion of 7% Preferred Stock)
   March 5, 1996               5,000                      Sheldon Stein (conversion of Series D Preferred Stock)
   March 14, 1996             10,000                      David Nagelberg (conversion of Series D referred Stock)
   March 20, 1996              4,285                      Ronald Watkins (conversion of 7% Preferred Stock)
   April 15, 1996             44,706                      John M. Cronin (conversion of royalty agreement)
   April 15, 1996             44,706                      Jennifer D. Cronin (conversion of royalty agreement)
   April 15, 1996             44,706                      Pamela K. Shourd (conversion of royalty agreement)
   April 15, 1996             44,706                      John D. Shourd (conversion of royalty agreement)
   April 15, 1996             25,882                      Susan K. Roach (conversion of royalty agreement)
   April 15, 1996              2,353                      Kristin L. Witt (conversion of royalty agreement)
   April 15, 1996              2,353                      Terry L. Witt (conversion of royalty agreement)
   May 1, 1996                95,274                      St. Andrew Trust PLC (conversion of note)
   May 2, 1996               320,833                      IPP 92, L.P. (conversion of note)
   May 3, 1996                23,751                      Equus, Inc. (inducement shares issued for accelerated conversion of 9%
                                                          Preferred Stock)
   May 10, 1996               19,054                      JO Hambro Investment Management, Ltd. (conversion of note)
   May 10, 1996              190,548                      JO Hambro & Partners Consolidated Venture Trust (conversion of note)
   May 24, 1996               57,164                      Foreign and Colonial (conversion of note)
   May 28, 1996                  723                      Wayne Thompson (employee bonus)
   May 30, 1996               50,000                      Semper Investments, Ltd. (cashless exercise of warrant)
   May 30, 1996               85,000                      Petrotech International, Ltd. (cashless exercise of warrant)
   May 30, 1996                6,297                      First Hemisphere Corporation (cashless exercise of warrant)
   June 7, 1996               50,000                      Semper Investments, Ltd. (cashless exercise of warrant)

   June 20, 1996                 190                      Wayne Thompson (employee bonus)
   June 21, 1996             246,154      $ 2,000,000     Roger A. Ramsey (employee purchase of common stock)
   June 21, 1996             246,154      $ 2,000,000     Thomas H. Van Weelden (employee purchase of common stock)
   August 26, 1996             6,211                      Semper Investments, Ltd. (cashless exercise of warrant)
   August 26, 1996            48,018                      Petrotech International, Ltd. (cashless exercise of warrant)
   September 10, 1996        300,000                      IPP 92, L.P. (conversion of note)
   September 24, 1996         50,000                      IPP 92, L.P. (conversion of note)
   October 9, 1996             1,108                      John Miller (cashless exercise of warrant)
   November 12, 1996         733,752                      Merrill Lynch World Income Fund (conversion of 9% Preferred Stock)
   November 12, 1996         314,465                      Convertible Holdings, Inc. (conversion of 9% Preferred Stock)
   November 20, 1996           4,192                      Merrill Lynch World Income Fund (conversion of 9% Preferred Stock)
   November 20, 1996           1,886                      Convertible Holdings, Inc. (conversion of 9% Preferred Stock)
   December 16, 1996           1,000                      Kyle Ray (conversion of 7% Preferred Stock)
   December 20, 1996           4,364                      Eric Cash (employee bonus)
   December 30, 1996      14,600,000                      Laidlaw Transportation, Inc. (acquisition of non- hazardous solid waste operations of Laidlaw)

1996 NOTES

   December 5, 1996     $525,000,000     $525,000,000     Various institutional investors(1)

WARRANT

   December 30, 1996      20,400,000                      Laidlaw Transportation, Inc. (acquisition of non-hazardous solid waste operations of Laidlaw)

-----------

(1) Goldman, Sachs & Co., CS First Boston and Citicorp Securities, Inc. acted as placement agents in this private offering.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data presented below as of and for the five years ended December 31, 1996 are derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants. The statement of operations, balance sheet and other data have been restated to give effect to transactions completed in 1995 and 1996, that were accounted for using the pooling-of-interests method for business combinations. See Note 2 to the Company's Consolidated Financial Statements. These selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto, included elsewhere herein. The Company has not paid dividends on its Common Stock, does not anticipate paying any dividends on its Common Stock in the foreseeable future, and is prohibited under the terms of the Company's long-term indebtedness from paying such dividends. All amounts are in thousands except per share amounts, number of shares and percentages.

                                                                      Year Ended December 31,
                                            ------------------------------------------------------------------------
                                                1992            1993          1994           1995          1996
                                            ------------   ------------   ------------   ------------   ------------
STATEMENT OF OPERATIONS DATA:
   Revenues ..............................  $     77,686   $    108,948   $    158,354   $    217,544   $    246,679
   Cost of operations ....................        49,661         68,374         98,086        120,738        138,437
   Selling, general and
      administrative expenses ............        13,369         18,278         32,564         36,708         38,602
   Depreciation and
    amortization expense .................         7,991         10,637         16,931         25,779         31,470
   Acquisition related costs (1) .........            --             --             --          1,531         91,693
   Unusual items (2) .....................            --             --          2,100             --          5,744
                                            ------------   ------------   ------------   ------------   ------------
   Operating income (loss) ...............         6,665         11,659          8,673         32,788        (59,267)
   Interest income .......................          (201)          (310)        (1,073)          (716)        (2,110)
   Interest expense ......................         4,580          7,633         13,441         11,372          9,257
                                            ------------   ------------   ------------   ------------   ------------
   Income (loss) before income taxes .....         2,286          4,336         (3,695)        22,132        (66,414)
   Income tax expense (benefit) ..........           717          1,694           (689)         9,751           (399)
                                            ------------   ------------   ------------   ------------   ------------
   Income (loss) before extraordinary item         1,569          2,642         (3,006)        12,381        (66,015)
   Extraordinary loss, net of income tax
      benefit of $1,900 in 1994
      and $8,940 in 1996 .................            --             --         (3,029)            --        (13,412)
                                            ------------   ------------   ------------   ------------   ------------
   Net income (loss) .....................         1,569          2,642         (6,035)        12,381        (79,427)
   Preferred dividends ...................          (310)          (927)        (3,773)        (4,070)        (1,073)

   Conversion fee on equity
      securities converted(3) ............            --             --             --         (2,151)            --
                                            ------------   ------------   ------------   ------------   ------------
   Net income (loss) to common
      shareholders .......................  $      1,259   $      1,715   $     (9,808)  $      6,160   $    (80,500)
                                            ============   ============   ============   ============   ============
   Net income (loss) per share:
      Income (loss) before
      extraordinary loss .................  $       0.07   $       0.08   $      (0.27)  $       0.15   $      (1.15)
      Extraordinary loss .................            --             --          (0.12)            --          (0.23)
                                            ------------   ------------   ------------   ------------   ------------
      Income (loss) ......................  $       0.07   $       0.08   $      (0.39)  $       0.15   $      (1.38)
                                            ============   ============   ============   ============   ============
   Weighted average common and
      common equivalent shares ...........    19,276,886     22,572,468     25,028,107     40,046,459     58,422,581
                                            ============   ============   ============   ============   ============

BALANCE SHEET DATA:

                                                                   December 31,
                                          -----------------------------------------------------------
                                            1992         1993        1994         1995        1996
                                          --------     --------    --------     --------   ----------
   Cash and cash equivalents .........    $  5,887     $  3,812    $  5,223     $  4,016   $   50,094
   Working capital (deficit) .........        (428)       3,892     (13,491)     (37,338)      27,076
   Property and equipment, net .......      75,928       94,208     216,271      302,352      706,752
   Goodwill ..........................      22,398       34,880      76,059       88,429      856,108
   Total assets ......................     135,946      159,926     356,875      458,706    2,317,549
   Total long-term debt,
      net of current portion .........      56,226       61,019     166,252      186,373    1,148,509
   Stockholders' equity ..............      51,323       70,277      89,972      136,305      275,558
   Long-term debt to
      total capitalization ...........        0.52         0.46        0.65         0.58         0.81

-------------

(1) Acquisition related costs of $84.6 million were incurred in 1996 in connection with the Laidlaw Acquisition for environmental related matters, asset impairments and abandonments, acquisition related liabilities, litigation matters, relocation and transition costs and bonuses, and other integration costs related to companies acquired. Acquisition related costs of $7.1 million were incurred in 1996 for transaction and integration costs related to 5 small 1996 acquisitions. Acquisition related costs of $1.5 million were incurred in 1995 for transaction and integration costs related to 1995 acquisitions. Acquisition related costs incurred in 1992 through 1994 for transaction and integration costs related to acquisitions made in those years were immaterial. See Note 2 to the Company's Consolidated Financial Statements.

(2) In December 1996 the Company recorded $5.7 million in unusual items related to ongoing investigation and remediation of the Company's Norfolk landfill and other non-recurring valuation adjustments. In December 1994 the Company recorded a $2.1 million unusual item related to the Company's Norfolk landfill.

(3) A non-cash conversion fee of $2.2 million was incurred in the fourth quarter 1995 as a result of an inducement offered by the Company to holders of certain convertible preferred stock and convertible subordinated notes to exercise their conversion option to receive Allied common stock. The inducement fee consisted of payment of dividends or interest from the conversion date through the first call or redemption date of each convertible security. Approximately 7.8 million shares of common stock were issued for conversion and approximately 285,000 shares were issued for the conversion fee.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, included elsewhere herein.


INTRODUCTION

         The Company has experienced significant growth, a substantial portion of which has resulted from the acquisition of solid waste businesses. Since January 1, 1992, the Company has completed 96 acquisitions including the Laidlaw Acquisition. In 1996, the Company acquired 22 businesses including the Laidlaw Acquisition and subsequent to 1996 it has acquired 2 businesses. See Note 2 to the Company's Consolidated Financial Statements. The Company's Consolidated Financial Statements have been restated to reflect the acquisition of companies accounted for using the pooling-of-interests method for business combinations. The majority of the acquisitions were accounted for under the purchase method for business combinations and, accordingly, the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable.

         On December 30, 1996, the Company completed the acquisition of substantially all of the non-hazardous solid waste management business conducted by Laidlaw in the United States and Canada, for total consideration of approximately $1.5 billion comprised of $1.2 billion cash, 14.6 million shares of Common Stock, warrants to acquire 20.4 million shares of Common Stock, and two junior subordinated debentures with an aggregate face amount of $318 million. The cash consideration was financed from the proceeds of the Senior Credit Facility and the sale of the 1996 Notes.

         On March 16, 1997, pursuant to a Share Purchase Agreement with USA Waste, the Company sold to USA Waste all of the Canadian non-hazardous solid waste management operations of the Company for approximately $518 million. The Company used the proceeds from the Canadian Sale to pay down approximately $517 million in debt under the Senior Credit Facility. The Company acquired the Canadian operations in connection with the Laidlaw Acquisition.


GENERAL

         Revenues. The Company's revenues are attributable primarily to fees charged to customers for waste collection, transfer, recycling and disposal services. The Company's collection services are generally provided under direct agreements with its customers or pursuant to contracts with municipalities. Commercial and municipal contract terms, where used, generally range from 1 to 5 years and commonly have automatic renewal options. The Company's landfill operations include both Company-owned landfills and those operated for municipalities for a fee. The Company is fully integrated in each geographic region in which it is located as it provides collection, transfer and disposal services. The tables below show for the periods indicated the percentage of the Company's total reported revenues attributable to services provided and to geographic region:

                                Year Ended December 31,
                               ------------------------
                                1994     1995     1996
                               ------   ------   ------
        Collection(1) .......   69.9%    64.7%    61.9 %
        Transfer ............    8.4      9.5      8.5
        Landfill(1) .........   14.5     18.3     22.0
        Other ...............    7.2      7.5      7.6
                               ------   ------   ------
            Total Revenues ..  100.0%   100.0%   100.0%
                               ======   ======   ======

                               Year Ended December 31,
                               ------------------------
                                1994     1995     1996
                               ------   ------   ------
     Midwest.................   48.7%    52.2%    50.0%
     Southeast...............   30.2     28.0     30.6
     Southwest...............   21.1     19.8     19.4
                               ------   ------   ------
         Total Revenues......  100.0%   100.0%   100.0%
                               ======   ======   ======

------------------

(1) The portion of collection revenues attributable to disposal charges for waste collected by the Company and disposed at the Company's landfills have been excluded from collection revenues and included in landfill revenues.

         The Company's strategy is to develop vertically integrated operations to ensure internalization of waste it collects and thus realize higher margins from its operations. By disposing of waste at Company-owned and/or operated landfills, the Company retains the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 71% of Company-collected waste is disposed of at Company-owned and/or operated landfills as measured using disposal costs in 1996. After taking into account the Laidlaw Acquisition, this measure is expected to be approximately 60%. In addition, transfer stations are an integral part of the disposal process. The Company locates its transfer stations in areas where its landfills are outside of the population centers in which it collects waste. Such waste is transloaded and economically transported to its landfills. Transfer and landfill revenues as a percentage of total revenues increased from 8.4% and 14.5% in 1994 to 8.5% and 22% in 1996, respectively, which reflects the continued implementation of the Company's strategy.

         Expenses. Cost of operations includes labor, maintenance and repairs, equipment and facility rent, utilities and taxes, the costs of ongoing environmental compliance, safety and insurance, disposal costs and costs of independent haulers transporting Company waste to the disposal site. Disposal costs include certain landfill taxes, host community fees, payments under agreements with respect to landfill sites that are not owned, landfill site maintenance, fuel and other equipment operating expenses and accruals for estimated closure and post-closure monitoring expenses anticipated to be incurred in the future.

         Selling, general and administrative expenses include management, clerical and administrative compensation and overhead, sales costs, community relations expenses and provisions for estimated uncollectible accounts receivable and potentially unrealizable acquisition costs.

         Depreciation and amortization expense includes depreciation of fixed assets and amortization of landfill airspace, goodwill and other intangible assets.

         In connection with potential acquisitions, the Company incurs and capitalizes certain transaction and integration costs which include stock registration, legal, accounting, consulting, engineering and other direct costs. When an acquisition is completed and is accounted for using the pooling-of-interests method for business combinations, these costs are charged to the statement of operations as acquisition related costs. When a completed acquisition is accounted for using the purchase method for business combinations, these costs are capitalized. The Company routinely evaluates capitalized transaction and integration costs and expenses those costs related to acquisitions not likely to occur. Indirect acquisition costs, such as executive salaries, general corporate overhead and other corporate services, are expensed as incurred.

         Certain direct landfill development costs, such as engineering, upgrading, construction and permitting costs, are capitalized and amortized based on consumed airspace. The Company believes that the costs associated with engineering, owning and operating landfills will increase in the future as a result of federal, state and local regulation and a growing community awareness of the landfill permitting process. Although there can be no assurance, the Company believes that it will be able to implement price increases sufficient to offset these increased expenses. All indirect landfill development costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred.

         Accrued closure and post-closure costs represent an estimate of the current value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills currently owned and/or operated by the Company. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by the Company for which it is responsible for closure and post-closure. The present value of estimated future costs are accrued based on accepted tonnage as landfill airspace is consumed. Discounting of future costs is applied where the Company believes that both the amounts and timing of related payments are reliably determinable. The Company periodically updates its estimates of future closure and post-closure costs. The impact of changes which are determined to be changes in estimates are accounted for on a prospective basis.

         The net present value of the closure and post-closure commitment is calculated assuming inflation of 3.5% and a risk-free capital rate of 7.0%. Discounted amounts previously recorded are accreted to reflect the effects of the passage of time. The Company's current estimate of total future payments for closure and post-closure is $467 million while the present value of such estimate is $181 million. At December 31, 1995 and 1996, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $10.5 million and $107.5 million. The accruals reflect relatively young landfills with estimated remaining lives, based on current waste flows, that range from 1 to over 75 years, and an estimated average remaining life of greater than 30 years.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship that the various items bear to revenues and the percentage of change in dollar amounts for the periods indicated. The statement of operations data have been restated to give effect to acquisitions that were accounted for using the pooling-of-interests method for business combinations. See Note 2 to the Company's Consolidated Financial Statements.

                                                                     Year Ended December 31,
                                                     -------------------------------------------------------
                                                                            1995                    1996
                                                                          Compared                Compared
                                                                           to 1994                 to 1995
                                                                           % Change                % Change
                                                       1994       1995    in Amounts      1996    in Amounts
                                                     -------     ------   ----------    -------   ----------
STATEMENT OF OPERATIONS DATA:
Revenues .......................................    100.0%      100.0%        37.4%      100.0%         13.4%
Cost of operations .............................     61.9        55.5         23.1        56.1          14.7
Selling, general and administrative expenses ...     20.6        16.9         12.7        15.6           5.2
Depreciation and amortization expense ..........     10.7        11.9         52.3        12.8          22.1
Acquisition related costs ......................       --         0.7        100.0        37.2       5,889.1
Unusual costs ..................................      1.3          --       (100.0)        2.3         100.0
                                                     ----       -----                    -----
Operating income ...............................      5.5        15.0        278.0       (24.0)       (280.8)
Interest expense, net ..........................      7.8         4.9        (13.8)        2.9         (32.9)
Income tax expense, (benefit) ..................     (0.4)        4.5      1,515.2        (0.2)       (104.1)
Extraordinary loss, net of income tax benefit ..      1.9          --       (100.0)        5.4         100.0
                                                     ----       -----                    -----
  Net income (loss) ............................     (3.8)%       5.6%       305.2%      (32.1)%      (741.5)%
                                                    ======      =====                   ======


YEARS ENDED DECEMBER 31, 1996 AND 1995

         Revenues. Revenues in 1996 were $246.7 million compared to $217.5 million in 1995, an increase of 13.4%. Approximately 4.3% of the increase in revenues is attributable to acquisitions and 9.1% is attributable to internal growth. Revenues of $9.4 million for 1996 were generated from companies acquired subsequent to December 1994, while increases in revenue attributable to existing operations amounted to $19.8 million. Average price increases as a percentage of revenue were approximately 3% of revenue while the remainder of internal growth was from volume.

         Cost of Operations. Cost of operations in 1996 was $138.4 million compared to $120.7 million in 1995, an increase of 14.7%. This increase in cost of operations was primarily attributable to the increase in revenues described above. As a percentage of revenues, cost of operations increased to 56.1% in 1996 from 55.5% in 1995. Operating costs were affected by an increase in the percentage of waste internalized to 71% in 1996 from 62% in 1995 which resulted in a decrease in third-party disposal costs as a percent of revenue. Cost of operations were also effected by a significant increase in municipal solid waste volumes offset by a decrease in higher priced special waste volumes. This change in revenue mix had the effect of increasing the cost of disposal relative to revenues.

         Selling, General and Administrative Expenses. SG&A expenses increased to $38.6 million in 1996 compared to $36.7 million in 1995, an increase of 5.2%. As a percentage of revenues, SG&A decreased to 15.6% in 1996 from 16.9% in 1995. The increase in SG&A expense resulted from expenses associated with acquired companies and expenses incurred in connection with the Company's increase in personnel and other expenses related to the anticipated growth of the Company as it continues to acquire companies. The decrease in SG&A as a percentage of revenues can be attributed to an increase in revenue producing assets while corporate level personnel and other related expenses increased moderately.

         Depreciation and Amortization Expense. Depreciation and amortization in 1996 was $31.5 million compared to $25.8 million in 1995, an increase of 22.1%. The increase in depreciation and amortization expense is due to acquisitions and capital expenditures. Before the Laidlaw Acquisition, fixed assets increased to $442.2 million at December 31, 1996 from $366.6 million at December 31, 1995 and goodwill increased to $110.7 million at December 31, 1996 from $98.1 million at December 31, 1995. As a percentage of revenues, depreciation and amortization increased to 12.8% in 1996 from 11.9% in 1995. This increase is primarily because amortization of landfill airspace as a percentage of revenue increased to 3.2% in 1996 from 2.7% in 1995 resulting from an increase in the rate of waste internalization.

         Acquisition Related Costs. In connection with the Laidlaw Acquisition, the Company incurred approximately $84.6 million in charges primarily associated with the acquisition, which include $51.5 million of environmental related matters, $18.4 million of asset impairments and abandonments, and $14.7 million of acquisition liabilities, of which $2.0 million relates to litigation matters, $5.4 million relates to relocation and transition costs and bonuses, $3.8 million relates to taxes, claims and assessments and other integration costs, and $3.5 million relates to acquired accounts receivable considered uncollectible.

         In connection with the Laidlaw Acquisition, Allied engaged an independent environmental consulting firm to assist in conducting an environmental assessment of the real property owned by the acquired subsidiaries or third-parties, and properties under the management of the acquired companies. Several contaminated landfills and other properties have been identified, two of which are owned by subsidiaries of the Company, that would require those subsidiaries to incur costs for incremental closure and post-closure measures, remediation activities and litigation in the future. The costs of performing the investigation, design, remediation and the allocation of responsibility to the subsidiaries of Allied vary significantly between sites. Based on information available to the Company, Allied recorded a provision of $51.5 million for environmental matters, including closure and post-closure costs, in the 1996 statement of operations and expects these amounts to be disbursed over the next 30 years.

         As a result of the Laidlaw Acquisition, Allied increased its revenue base by approximately 400% and entered into 14 new markets where it believes that it can execute its operating strategy. In connection with the significant increase in size and the redirection of its strategic operating emphasis, Allied determined that certain asset values have become impaired as they will provide no further benefit to Company. Included among the asset impairments are costs of $10.8 million related to over 50 noncompetition agreements in several markets where the counterparty no longer poses a significant threat, costs of $4.8 million for discontinued facilities and costs of $2.8 million for market development activities no longer being pursued.

         Costs of $7.1 million were incurred in 1996 compared to $1.5 million in 1995 for transaction and integration costs directly related to acquisitions accounted for using the pooling-of-interests method for business combinations.

         Unusual Items. In December 1996 the Company recorded $5.7 million in unusual items including $2.0 million in connection with the ongoing investigation and remediation of the Company's Norfolk landfill and $3.7 million of other non-recurring valuation adjustments.

         Net Interest Expense. Net interest expense was $7.1 million in 1996 compared to $10.6 million in 1995, a decrease of 32.9%. The decrease in net interest expense is partially due to the conversion of subordinated debt into Common Stock in the fourth quarter of 1995 which resulted in a reduction to annual interest charges and the refinancing of the 1994 Notes (as defined herein) on July 31, 1996 resulting in a decrease in the interest rate from 12% to 7% for the months of August through December 1996. Also, interest capitalized in 1996 was $13.0 million compared to $11.1 million in 1995.

         Conversion Fees. A non-cash conversion fee of $2.2 million was incurred in the fourth quarter of 1995 as a result of an inducement offered by the Company to holders of certain convertible preferred stock and convertible subordinated notes to exercise their conversion option to receive Common Stock. The inducement fee consisted of payment of dividends or interest from the conversion date through the first call or redemption date of each convertible security. Approximately 7.8 million shares of Common Stock were issued for conversion and approximately 285,000 were issued for the conversion fee.

         Income Taxes. Income taxes reflect a benefit at a 0.6% effective income tax rate for 1996 which deviates from the federal statutory rate of 35% due primarily to the treatment of expenses for book purposes that, when recognized for tax purposes, may produce tax goodwill in excess of book goodwill. Other items impacting the Company's effective tax rate for both 1996 and 1995 include the differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences. See Note 10 to the Consolidated Financial Statements.

         Extraordinary Loss. On July 31, 1996, Allied completed a tender offer (the "Tender Offer") for substantially all of the 1994 Notes at the redemption price of $1,157.50 per $1,000 note. An extraordinary charge related to the Tender Offer of approximately $18.4 million ($11.0 million net of income tax benefit), was charged to earnings in the third quarter of 1996. In connection with the Laidlaw Acquisition, the Company refinanced its $300 million senior revolving credit facility and recognized an extraordinary charge of approximately $4.0 million ($2.4 million net of income tax benefit) was charged to earnings in the fourth quarter of 1996.

YEARS ENDED DECEMBER 31, 1995 AND 1994

         Revenues. Revenues in 1995 were $217.5 million compared to $158.4 million in 1994, an increase of 37.4%. The increase in revenues is due primarily to the effects of acquisitions as well as price and volume increases attributable to existing operations. Revenues of $34.4 million in 1995 were generated from companies acquired since January 1994, while increases in revenues attributable to existing operations amounted to $24.7 million. Average price increases as a percentage of revenue were approximately 5.7%.

         Cost of Operations. Cost of operations in 1995 was $120.7 million compared to $98.1 million in 1994, an increase of 23.1%. This increase in costs was attributable primarily to increase in revenues described above. As a percentage of revenues, cost of operations decreased to 55.5% in 1995 from 61.9% in 1994. The resulting increase in margins was due primarily to better internalization of waste flows in 1995 as compared to 1994 during which Allied-collected waste disposed at Allied-owned and/or operated landfills, as measured using disposal costs, was 34.8% of revenue compared to 62.0% for 1995. Gross profit also increased because of increased operating efficiencies resulting from improvements made to vehicles and equipment through capital expenditures made in 1994 and 1995.

         Selling, General and Administrative Expenses. SG&A expenses increased to $36.7 million in 1995 compared to $32.6 million in 1994, an increase of 12.7%. As a percentage of revenues, SG&A decreased to 16.9% in 1995 from 20.6% in 1994. The increase in SG&A expenses resulted from expenses associated with acquired companies and expenses incurred in connection with Allied's increase in personnel and other expenses related to the anticipated growth of Allied as it continues to acquire companies. The decrease in SG&A as a percentage of revenues can be attributed to a significant increase in revenue producing assets while corporate level personnel and other related expenses increased only moderately.

         Depreciation and Amortization Expense. Depreciation and amortization expense in 1995 was $25.8 million compared to $16.9 million in 1994, an increase of 52.3%. The increase in depreciation and amortization expense is due to acquisitions and capital expenditures. Fixed assets increased to $366.6 million at December 31, 1995 from $261.4 million at December 31, 1994 and goodwill increased to $98.1 million at December 31, 1995 from $84.1 million at December 31, 1994. As a percentage of revenues, depreciation and amortization increased to 11.9% in 1995 from 10.7% in 1994. This increase in primarily because amortization of landfill airspace as a percentage of revenue increased to 2.7% in 1995 from 1.0% in 1994 resulting from an increase in the rate of waste internalization.

         Acquisition Related Costs. Costs of $1.5 million were incurred in September 1995 for transaction and integration costs related to acquisitions accounted for using the pooling-of-interests method for business combinations. During 1994, no acquisitions were accounted for using this method.

         Unusual Items. In December 1994 the Company recorded a provision of $2.1 million, in excess of the closure and post-closure reserves recorded in the normal course of business, to recognize the estimated costs of additional closure, post-closure and remedial measures related to its Norfolk landfill.

         Net Interest Expense. Net interest expense increased to $10.6 million in 1995 compared to $12.4 million in 1994, a decrease of 13.8%. Interest charges decreased in 1995 compared to 1994 because of an increase in the amount of capitalized interest to $11.1 million in the 1995 period compared to $3.5 million in 1994. The amount of interest capitalized increased in 1995 because of an increase in transfer stations and landfill airspace under development or under application for development compared to 1994 and the acquisition of additional landfills subsequent to 1994. The decrease in interest charges was offset by an increase in the interest rate on the 1994 Notes, from 10.75% in 1994 to 12% in January 1995 and an increase in interest bearing debt to approximately $223.9 million at December 31, 1995 from approximately $188.0 million at December 31, 1994, due primarily to acquisitions and capital expenditures.

         Conversion Fees. A non-cash conversion fee of $2.2 million was incurred in the fourth quarter of 1995 as a result of an inducement offered by Allied to holders of certain convertible securities to exercise their conversion option to receive Common Stock. The inducement fee consisted of payment of dividends or interest from the conversion date through the first call or redemption date of each convertible security. Approximately 7.8 million shares of Common Stock were issued for conversion and approximately 285,000 were issued for the conversion fee.

         Income Taxes. Income taxes reflect a 44.1% effective income tax rate in 1995 compared to a 18.6% effective rate in 1994. Allied's effective tax rate in 1995 and 1994 deviates from the federal statutory rates of 35% and 34%, respectively, due to the effects of differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences.

         Extraordinary Items. In connection with the Securities Purchase Agreement between the Company and TPG Partners, L.P. ("TPG") dated October 27, 1994, as amended (the "TPG Agreement"), the Company solicited and obtained consents from a majority of the holders of the 1994 Notes causing modifications to the indenture agreement and the execution of a supplemental indenture (the "Supplemental Indenture"). Among other things, the Supplemental Indenture increased the Company's restricted borrowing capacity (with certain limitations) under current and future revolving credit agreements and lease lines from a total of $35 million to $120 million, deleted certain borrowing restrictions, changed certain financial ratio covenants and increased the per annum rate of interest from 10.75% to 12.0%. The execution of the Supplemental Indenture, which was effective January 1995, was accounted for as an early extinguishment of debt. Accordingly, capitalized deferred debt issuance costs related to the original indenture were written off as of December 31, 1994 and an extraordinary charge of $4.6 million ($2.8 million net of income tax benefit) was recorded. Additionally, in the first quarter of 1994, an extraordinary charge of $334,000 ($206,000 net of income tax benefit) was recognized as result of the early extinguishment of various debt instruments using the proceeds from the 1994 Notes.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has satisfied its acquisition, capital expenditure and working capital needs primarily through bank financing, public offerings and private placements of debt and equity securities. Between January 1, 1994 and December 31, 1996, the Company completed the $1.275 billion Senior Credit Facility (of which $517 million was repaid with proceeds from the Canadian Sale in March 1997), a $525 million private placement of the 1996 Notes, a $100 million public offering of the 1994 Notes (substantially all of which were repurchased pursuant to the Tender Offer in July 1996), a $50 million private placement of Common Stock, a $300 million senior revolving credit facility (all debt under which was repaid in December 1996), and a $48 million public equity offering. Because of the capital intensive nature of the solid waste industry, the Company has used, and expects to continue using amounts in excess of the cash generated from operations to fund acquisitions and capital expenditures, including landfill development. In connection with acquisitions, the Company has assumed or incurred indebtedness with relatively short-term repayment schedules, thereby increasing its current and medium-term liabilities. Additionally, operating equipment has been acquired using financing leases which have short and medium-term maturities. As a result, the Company has periodically had low levels of working capital or working capital deficits.

         During the years ended December 31, 1994, 1995 and 1996, the Company's cash flows from operating, investing and financing activities were as follows (in millions):

                                                              Year Ended December 31,
                                                        ---------------------------------
                                                          1994        1995        1996
                                                        --------    -------    ----------
OPERATING ACTIVITIES:
Net income (loss) ....................................  $   (6.0)   $  12.4    $    (79.4)
Extraordinary loss on early extinguishments of debt ..       4.9         --          22.4
Acquisition related costs ............................        --        1.5          91.7
Unusual items ........................................       2.1         --           5.7
Non-cash operating expenses(1) .......................      16.9       35.9          36.9
Loss on sale of fixed assets .........................       0.7        0.3           1.9
Increase in operating assets and liabilities, net ....      (1.7)     (12.8)        (44.1)
                                                        --------    -------    ----------
  Cash provided by operating activities ..............      16.9       37.3          35.1
                                                        --------    -------    ----------
INVESTING ACTIVITIES:
Cost of acquisitions, net of cash acquired ...........     (49.2)     (18.7)     (1,356.6)
Capital expenditures .................................     (46.6)     (55.6)        (43.7)
Proceeds from sale of fixed assets ...................       1.4        1.1           0.6
Other ................................................       2.0       (0.4)           --
                                                        --------    -------    ----------
  Cash used for investing activities .................     (92.4)     (73.6)     (1,399.7)
                                                        --------    -------    ----------
FINANCING ACTIVITIES:
Net proceeds from sale and
  redemption of preferred stock and common stock .....      15.0       30.6          48.1
Net proceeds from long-term debt .....................     126.3       66.6       1,809.7
Payments of long-term debt ...........................     (59.5)     (55.8)       (445.8)
Other ................................................      (4.9)      (6.3)         (1.3)
                                                        --------    -------    ----------
  Cash provided by financing activities ..............      76.9       35.1       1,410.7
                                                        --------    -------    ----------
Increase (decrease) in cash ..........................  $    1.4    $  (1.2)   $     46.1
                                                        ========    =======    ==========

----------

(1) Consists principally of provisions for depreciation and amortization, landfill closure and post-closure costs, doubtful accounts, potentially unrealizable acquisition costs and deferred income taxes.

         As of December 31, 1996, the Company had cash and cash equivalents of $50.1 million. The Company's capital expenditure and working capital requirements have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to pursue its business strategy. During 1996 the Company completed the Laidlaw Acquisition for total consideration of approximately $1.5 billion consisting of $1.2 billion cash, 14.6 million shares of Common Stock, warrants to acquire 20.4 million shares of Common Stock, and two junior subordinated debentures with an aggregate face amount of $318 million and acquired 21 additional businesses for total consideration of approximately $126.5 million of which approximately $73.9 million of such consideration was paid in common stock and $3.6 million was paid in seller notes. Total annualized revenues of the latter businesses are approximately $78.8 million. Subsequent to December 31, 1996 the Company purchased 2 operating solid waste landfills with estimated annual revenues of $26.8 million for an aggregate purchase price of approximately $58.9 million of which approximately $6.5 million of such consideration was paid in common stock. For the calendar year 1997, the Company expects to spend approximately $126 million for capital, closure and post-closure, and remediation expenditures relating to its landfill operations. As the Company continues to acquire waste operations in 1997, additional capital amounts will be required during 1997 for the acquisition of businesses and the capital expenditure requirements related to those acquired businesses.

         On December 31, 1996, the Company's debt structure consisted of $525 million of the 1996 Notes, amounts outstanding under the Senior Credit Facility of approximately $975 million, and $110.7 million of Allied Canada Debentures. In connection with the Canadian Sale, Allied repaid approximately $517 million of the Senior Credit Facility. After giving effect to the Canadian Sale, there is aggregate availability under the Senior Credit Facility of $300 million pursuant to a revolving credit facility to be used for working capital, letters of credit, acquisitions and other general corporate purposes. No more than $200 million of funded loans (excluding amounts outstanding pursuant to drawn letters of credit) may be outstanding at one time, of which not more than $100 million may be used for acquisitions. The indenture relating to the 1996 Notes and the Senior Credit Facility contain financial and operating covenants and significant restrictions on the ability of the Company to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. A substantial portion of the Company's available cash will be required to be applied to service indebtedness, including indebtedness incurred to finance the Laidlaw Acquisition, which is expected to include approximately $0.7 million for preferred stock dividends and approximately $126 million in annual principal and interest payments (after giving effect to the payment of $517 million on the Senior Credit Facility after the Canadian Sale).

         The Company is also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to its landfill operations. These financial assurances include performance bonds, letters-of-credit and trust deposits required principally to secure the Company's landfill estimated closure and post-closure obligations and collection contracts. At December 31, 1996, the Company had outstanding approximately $47.0 million of performance bonds, $99.5 million in letters-of-credit and $2.6 million of trust deposits. During calendar year 1997, the Company expects to be required to provide approximately $227.6 million in financial assurance obligations relating to its landfill operations. The Company expects that financial assurance obligations will increase in the future as it acquires and expands its activities and that a greater percentage of the financial assurances will be comprised of letters-of-credit.

         The Company has lease facilities (the "Lease Facilities") that allow it to enter into equipment leases at rates ranging from similar term treasury note rates plus 2.5% to 3.5% for terms of 36 to 84 months. In addition to equipment leases outstanding at December 31, 1995 and 1996 of $32.7 million and $45.2 million, respectively, the Company had available lease commitments of $8.5 million and $11.9 million, respectively. The Company intends to enter into master equipment lease facilities relating to the financing of the acquisition of trucks and containers.

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

         The Company's ability to meet future capital expenditure and working capital requirements, to make scheduled payments of principal of, to pay interest on, or to refinance its indebtedness, and to fund capital amounts required for the acquisition of businesses and the expansion of existing businesses depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. One of the primary factors impacting the Company's future performance will be its ability to integrate the assets acquired in the Laidlaw Acquisition after the Canadian Sale, and to reduce redundancies and excess costs. These operations are significantly larger than the Company's previous operations and represent a substantial increase in the scope of the Company's business. Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with available borrowing under the Senior Credit Facility, the Lease Facilities and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, letters-of-credit, capital expenditures, scheduled payments of principal of and interest on debt incurred under the Senior Credit Facility, interest on the 1996 Notes and capital amounts required for acquisitions and expansion. However, the principal payments at maturity on the 1996 Notes may require refinancing. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future financings will be available in an amount sufficient to enable the Company to service its indebtedness or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms if at all. Additionally, depending on the timing, amount and structure of any future acquisitions and the availability of funds under the acquisition facility under the Senior Credit Facility, the Company may need to raise additional capital to fund the acquisition and integration of additional solid waste businesses. The Company may raise such funds through additional bank financings or public or private offerings of its debt and equity securities. There can be no assurance that the Company will be able to secure such funding, if necessary, on favorable terms, if at all. If the Company is not successful in securing such funding, the Company's ability to pursue its business strategy may be impaired and results of operations for future periods may be negatively affected.


SIGNIFICANT FINANCING EVENTS

         In connection with the Laidlaw Acquisition, the Company and Allied Waste North America, Inc., a wholly owned subsidiary of the Company ("Allied NA") executed a $1.275 billion Credit Agreement (the "Credit Agreement") among Goldman Sachs Credit Partners L.P., Credit Suisse and Citibank, N.A. (collectively the "Agents") (the "Senior Credit Facility"). The Senior Credit Facility was comprised of (i) a $300 million revolving credit facility; (ii) a $475 million 5.5 year senior term loan; (iii) a $100 million 6.5 year Amortization Extended Term Loan AXEL(TM)A; (iv) a $200 million 7.5 year AXEL(TM)B; and (v) a $200 million 8.5 year AXEL(TM)C. Of the $300 million available under the revolving credit facility, no more than $200 million may be outstanding at one time, of which no more than $100 million may be used to finance permitted acquisitions ("Acquisition Loans"), as defined in the Credit Agreement, and no more than $150 million may be used for the issuance of standby letters-of- credit. Borrowings under the revolving credit facility may be used for permitted acquisitions, repay existing indebtedness or indebtedness assumed through acquisition and for general corporate purposes. Acquisition Loans outstanding as of September 2000 become payable quarterly, with a final maturity of June 2002 and may not be re-borrowed after September 2000. Loans, other than Acquisition Loans, outstanding under the revolving credit facility are payable in June 2002. Borrowings under the senior term loan and the AXELs were use to pay a portion of the cash purchase price of the Laidlaw Acquisition. Amounts outstanding under the senior term loan and AXELs are payable quarterly, beginning in June 1997, with final maturities ranging from June 2002 to June 2005. The Credit Agreement contains a number of covenants that, among other things, require Allied NA to maintain certain financial ratios which commence with the quarter ended March 31, 1997, and limit Allied NA's ability to make acquisitions, purchase fixed assets above certain amounts, incur additional indebtedness and liens, pay dividends except on certain preferred stock, make optional prepayments on certain subordinated indebtedness, including the 1996 Notes, enter into certain transactions with affiliates or enter into a merger, consolidation or sale of substantially all of Allied NA's assets. The Senior Credit Facility is secured by a pledge of the stock of substantially all of Allied NA's subsidiaries, liens on substantially all personal property and a negative pledge of assets of Allied NA and its subsidiaries. In addition to the security granted, the Agents reserve the right to file mortgages on all real property of Allied NA and its subsidiaries at their sole discretion. The Senior Credit Facility is guaranteed by the Company and all the subsidiaries of Allied NA. Allied NA intends on using proceeds from the revolving credit facility to make strategic acquisitions, repay indebtedness assumed through acquisitions, and for general corporate purposes. As of December 31, 1996, Allied NA had no funded loans outstanding and had issued approximately $46 million of standby letters-of-credit, leaving $200 million available for funded loans and $104 million available for letters-of-credit. In connection with the Canadian Sale, Allied paid approximately $517 million of the Senior Credit Facility. Payments were made on a pro rata basis between the term loan and each of the AXEL traunches as provided by the Credit Agreement.

         Also in connection with the Laidlaw Acquisition, Allied NA issued $525 million of 10.25% Senior Subordinated Notes due 2006 in a Rule 144A private offering. Net proceeds from the sale of the 1996 Notes, after the underwriting discount and other expenses, were approximately $509 million. The net proceeds were used to pay a portion of the cash purchase price of the Laidlaw Acquisition, repay amounts outstanding under the Company's previous $300 million credit facility with Credit Suisse as agent, fund certain acquisitions and for general corporate purposes. Allied NA has an obligation to offer fully registered securities, pursuant to an exchange offer, that are substantially identical to the 1996 Notes. If Allied NA fails to effect an exchange offer, or if the registration statement relating to the exchange offer shall be withdrawn by Allied NA before certain dates, Allied NA will be subject to penalty interest in varying amounts ranging from 0.25% to 1.0% per annum on the principal amount thereof as liquidated damages to the holders of the 1996 Notes. On February 28, 1997, Allied NA filed a registration statement relating to the exchange offer with the Securities and Exchange Commission on Form S-4. The 1996 Notes cannot be redeemed until December 1, 2001, except under certain circumstances. Prior to December 1, 2001, the 1996 Notes are subject to redemption, at the option of Allied NA, at the greater of (i) 100% of the principal amount of (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to maturity on a semiannual basis at a comparable treasury yield plus 75 basis points, plus in each case accrued and unpaid interest to the date of redemption. At any time prior to December 1, 1999, up to 33% of principal amount of 1996 Notes will be redeemable, at the option of Allied NA, from the proceeds of one or more public offerings of capital stock by the Company at a redemption price of 110.25% of principal amount, plus accrued interest. The 1996 Notes are guaranteed by the Company and substantially all of Allied NA's subsidiaries, the guarantees of which are expressly subordinated to the guarantees of Allied NA's Senior Credit Facility. The 1996 Notes contain several covenants, the most restrictive of which limits Allied NA and its subsidiaries' ability to incur additional indebtedness without complying with an interest coverage ratio test. Other covenants contain limitations on payment of dividends except for certain preferred stock, issuance of redeemable preferred stock, transactions with affiliates, granting of liens and security interests, sales of assets and the use of proceeds from sales of assets, mergers and consolidations, and changes of control. The covenants do permit Allied NA to incur certain indebtedness including the Senior Credit Facility, indebtedness issued and/or assumed in permitted acquisitions and other indebtedness which is limited to a certain percentage of Allied NA's total assets.

         In connection with the Laidlaw Acquisition, Allied Waste Finance (Canada) Ltd. ("Allied Finance") issued to Laidlaw: (i) the Allied Finance 7% Debenture (the "Allied Finance 7% Debenture") and (ii) the Allied Finance Zero Coupon Debenture (the "Allied Finance Zero Coupon Debenture", and together with the Allied Finance 7% Debenture the "Allied Finance Debentures"). The principal of the Allied Finance Debentures is payable in December 2008, subject to earlier prepayment as described below. The Allied Finance 7% Debenture will bear interest at the fixed rate of 7% per annum payable semi-annually, except for the first three years during which the interest payments will be deferred. Laidlaw and the Company have entered into a subscription agreement under which, at the option of the Company, Laidlaw must subscribe to common stock of the Company in equal dollar amounts of the interest and principal payments due on the Allied Finance 7% Debenture. Before its maturity, the Allied Finance Zero Coupon Debenture will not bear interest. For the first five years after issuance, the Allied Finance 7% Debenture may not be prepaid by Allied Finance, subject to change of control provisions described below. Following the fifth anniversary and until maturity, Allied Finance will have the option to prepay the Allied Finance 7% Debenture, in whole or in part, at a scheduled discount from the face amount of the Allied Finance 7% Debenture. The Allied Finance Zero Coupon Debenture is not pre-payable at the option of Allied Finance prior to it stated maturity, subject to the change of control provision. Upon a change of control (as defined in the Allied Finance Debentures), Allied Finance will be obligated to offer to prepay the Allied Finance Debentures at a predetermined discount to the face amount of each debenture, respectively. Subject to certain subordination provisions contained in the Allied Finance Debentures, the maturity of the Allied Finance Debentures may be accelerated if a default (as defined in the Allied Finance Debentures) occurs. The Allied Finance Debentures are unsecured obligations and do not contain any restrictive or financial covenants. The Allied Finance Debentures are guaranteed by the Company on a subordinated basis to the Senior Credit Facility and the 1996 Notes.

         In connection with Laidlaw Acquisition, the Company issued a warrant to Laidlaw for the purchase of 20.4 million shares of common stock of the Company at an exercise price of $8.25 per share (the "Warrant"). The Warrant expires in December 2008. Laidlaw or any Laidlaw subsidiary may exercise the Warrant only after the occurrence of a change of control of the Company. Laidlaw is permitted to transfer the Warrant to any subsidiary of Laidlaw, but not to any other affiliate of Laidlaw unless the transferee receives the Warrant pursuant to a pro rata distribution of Warrants to all stockholders of all classes of Laidlaw's outstanding capital stock. Laidlaw is permitted to transfer the Warrant to anyone other than one of its affiliates, but only if, after the transfer, the transferee and its affiliates beneficially own 9% or less of the total number of shares of common stock of the Company then outstanding.

         In January 1994, the Company issued $100 million of 10 3/4% senior subordinated notes (the "1994 Notes"). The net proceeds from the sale of the 1994 Notes after underwriting discount and other expenses, were approximately $95 million. In July 1996, the Company completed the Tender Offer and purchased substantially all of its 1994 Notes at the redemption price of $1,157.50 per $1,000 principal amount. In connection with the Tender Offer, the Company recognized an extraordinary charge of $18.4 million ($11.0 million net of income tax benefit), in the third quarter of 1996. The Company also received a consent from a majority of the holders of the 1994 Notes to eliminate all substantive financial covenants associated with the remaining 1994 Notes.

         Simultaneously with the Tender Offer in July 1996, the Company completed a new $300 million revolving credit facility which was extinguished on December 30, 1996 in connection with the financing of the Laidlaw Acquisition. The Company recognized an extraordinary charge of $4.0 million ($2.4 million net of income tax benefit), in the fourth quarter.

         On January 24, 1996, the Company completed a public offering of its Common Stock. It issued 7.6 million shares for approximately $48 million net of $5.2 million in underwriter discounts, commissions and offering costs. The net proceeds from the offering were used to repay amounts outstanding under the Company's outstanding credit agreement and for other general corporate purposes.

         During 1995, the Company offered to holders of all of its Series D, 9% and $90 convertible preferred stock and its 6% Convertible Subordinated notes an inducement to exercise their conversion option to receive Allied Common Stock. The inducement consisted of the payment of dividends and interest that the holders of these securities would have received from the date of conversion through the first call or redemption date of each security. In total, 7,757,056 shares of Common Stock were issued upon conversion. Substantially all of the Series D preferred stock and 6% Convertible Subordinated notes were converted, all but 5,029 shares of the 9% preferred stock was converted and all of the $90 preferred stock was converted. Accordingly, the Company's annual dividend and interest requirements decreased by approximately $2.7 million and $0.8 million, respectively. The inducement resulted in a 1995 conversion fee charge of approximately $2.2 million paid in 285,000 shares of Common Stock.

         On January 30, 1995, the Company obtained stockholder approval of the issuance of 11,709,602 shares of Common Stock to TPG and an affiliate, for $50 million (less approximately $5.0 million of direct offering costs and other costs related to an amendment to the 1994 Notes).

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

         Competition. The solid waste collection and disposal business is highly competitive. The Company competes with numerous waste management companies, a number of which have significantly larger operations and greater resources than the Company. The Company also competes with those counties and municipalities that maintain their own waste collection and disposal operations. Forward Looking Statements assume that the Company will be able to effectively compete with the other waste management companies and municipalities.

         Acquisition and Internal Development Targets. The Company's ongoing acquisition program is a key element of its expansion strategy. In addition, obtaining landfill and transfer station permits has become increasingly difficult, time consuming and expensive. There can be no assurance, however, that the Company will succeed in obtaining such permits, or in locating appropriate solid waste businesses at price levels that the Company considers appropriate and that reflect historical prices. The Forward Looking Statements assume the Company will be successful in obtaining permits and that a number of acquisition candidates and landfill properties sufficient to meet the Company's goals will be available for purchase and that the Company will be able to complete the acquisition at prices that the Company has experienced in the past two years.

         Integration. The Company's financial position and results of operations depend to a large extent on the integration of recently acquired businesses. The Forward Looking Statements assume that integration of acquired companies, including the internalization of waste, will require from zero to nine months from the date the acquisition closes. Failure to achieve effective integration in the anticipated time period or at all could have an adverse effect on the Company's future results of operations.

         Ongoing Capital Requirements. To the extent that internally generated cash and cash available under the Company's existing credit facilities are not sufficient to provide the cash required for future operations, capital expenditures, acquisitions, debt repayment obligations and/or financial assurance obligations, the Company will require additional equity and/or debt financing in order to provide such cash. The Company has incurred significant debt obligations in the last two years, which entail substantial debt service costs. The Forward Looking Statements assume that the Company will be able to raise the capital necessary to finance such requirements at interest rates that are as good as or better than those it is currently experiencing. There can be no assurance, however, that such financing will be available or, if available, will be available on terms satisfactory to the Company.

         Economic Conditions. The Company's business is affected by general economic conditions. The Forward Looking Statements assume that the Company will be able to achieve certain volume and price growth estimates which are not impacted by an economic downturn or other factors outside of its control. (As revenue of the Company continues to grow it is likely that the rates of internal growth will reflect growth rates which are less than those experienced in 1995 and 1996.) There can be no assurance that an economic downturn or other factors outside of its control will not result in a reduction in the estimated rates of growth or a decrease in the volume of waste being collected or disposed of by the Company and/or in the price that the Company charges for its services.

         Weather Conditions. Protracted periods of inclement weather may adversely affect the Company's operations by interfering with collection and landfill operations, delaying the development of landfill capacity and/or reducing the volume of waste generated by the Company's customers. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of the Company's operations. The Forward Looking Statements do not assume that such weather conditions will occur which might require the Company to dispose of waste at alternate facilities and at higher costs.

         Dependence on Senior Management. The Company is highly dependent upon its senior management team. In addition, as the Company continues to grow, its requirements for operations management with waste industry experience will also increase. The availability of such experienced management is not known. The Forward Looking Statements assume that experienced management will be available when needed by the Company at compensation levels that are within industry norms. The loss of the services of any member of senior management or the inability to hire experienced operations management could have a material adverse effect on the Company.

         Influence of Government Regulation. The Company's operations are subject to and substantially affected by extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect the Company's results, such as, but not limited to, restrictions on the expansion of disposal facilities, restrictions on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste. Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors' transpiration and collection operations, all of which could have a material adverse effect on the Company. Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters. The Forward Looking Statements assume that there will be no materially negative impact on its operations due to government regulation.

         Potential Environmental Liability. The Company may incur liabilities for the deterioration of the environment as a result of its operations. Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company. Due to the limited nature of the Company's insurance coverage of environmental liability, if the Company were to incur a liability for environmental damage, its business liquidity, financial position or results of operations could be materially adversely affected. The Forward Looking Statements assume that the Company will not incur any material environmental liabilities other than those for which a provision has been recorded in the consolidated financial statements and disclosed in the notes thereto.

INFLATION AND PREVAILING ECONOMIC CONDITIONS

         To date, inflation has not had a significant impact on the Company's operations. Consistent with industry practice, most of the Company's contracts provide for a pass through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs. The Company therefore, believes it should be able to implement price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors may require the Company to absorb cost increases, resulting from inflation. The Company is unable to determine the future impact of a sustained economic slowdown.

SEASONALITY

         The Company believes that its collection and landfill operations can be adversely affected by protracted periods of inclement weather which could delay the development of landfill capacity or transfer of waste and/or reduce the volume of waste generated.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Report of Independent Accountants.

         Consolidated Balance Sheets - December 31, 1995 and 1996.

         Consolidated Statements of Operations for the Three Years Ended December 31, 1996.

         Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1996.

         Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1996.

         Notes to Consolidated Financial Statements.

To Allied Waste Industries, Inc.



We have audited the accompanying consolidated balance sheets of Allied Waste Industries, Inc., (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Waste Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP


Phoenix, Arizona,
 March 26, 1997.

                          ALLIED WASTE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                              December 31
                                                                                      --------------------------
                                                                                          1995           1996
                                                                                      -----------    -----------
ASSETS
Current Assets --
   Cash and cash equivalents...............................................           $     4,016    $    50,094
   Accounts receivable, net of allowance of $2,502
      and $5,806...........................................................                32,172         88,522
   Prepaid and other current assets........................................                 5,369          9,860
   Current portion of landfills............................................                 7,103         23,820
   Inventories.............................................................                 1,960          6,941
   Assets held for sale....................................................                    --        524,716
   Deferred income taxes...................................................                 2,669          5,809
                                                                                      -----------    -----------
          Total current assets.............................................                53,289        709,762
Property and equipment, net................................................               302,352        706,752
Goodwill, net..............................................................                88,429        856,108
Other assets...............................................................                14,636         44,927
                                                                                      -----------    -----------
          Total assets.....................................................           $   458,706    $ 2,317,549
                                                                                      ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
   Current portion of long-term debt to related parties                               $       121    $       136
   Current portion of long-term debt to unrelated parties                                  37,460        532,811
   Accounts payable........................................................                23,750         56,186
   Accrued interest........................................................                 5,995          4,910
   Other accrued liabilities...............................................                14,028         77,458
   Unearned income.........................................................                 9,273         11,185
                                                                                      -----------    -----------
          Total current liabilities........................................                90,627        682,686
Long-term debt to related parties, less current portion                                     1,862        112,473
Long-term debt to unrelated parties, less current portion                                 176,732      1,034,330
Convertible subordinated debt, net of discount, less current portion                        7,779          1,706
Deferred income taxes......................................................                25,649         53,095
Accrued closure, post-closure and environmental costs                                      10,530        135,604
Deferred royalties and other long-term obligations.........................                 9,222         22,097
Commitments and contingencies
Stockholders' Equity --
   Preferred stock, aggregate liquidation preference of
      $15,052 and $9,907 ..................................................                     2              1
   Common stock............................................................                   474            747
   Additional paid-in capital..............................................               134,326        352,589
   Retained earnings (deficit).............................................                 1,503       (77,779)
                                                                                      -----------    -----------
          Total stockholders' equity.......................................               136,305        275,558
                                                                                      -----------    -----------
          Total liabilities and stockholders' equity.......................           $   458,706    $ 2,317,549
                                                                                      ===========    ===========


The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                          ALLIED WASTE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS AND NUMBER OF SHARES)

                                                                           Year Ended December 31,
                                                               ----------------------------------------------
                                                                  1994              1995              1996
                                                               -----------       -----------      -----------
Revenues.............................................          $   158,354       $   217,544      $   246,679
Cost of operations...................................               98,086           120,738          138,437
Selling, general and administrative expenses                        32,564            36,708           38,602
Depreciation and amortization........................               16,931            25,779           31,470
Acquisition related costs............................                   --             1,531           91,693
Unusual items........................................                2,100                --            5,744
                                                               -----------       -----------      -----------
  Operating income (loss)............................                8,673            32,788          (59,267)
Interest income......................................               (1,073)             (716)          (2,110)
Interest expense.....................................               13,441            11,372            9,257
                                                               -----------       -----------      -----------
  Income (loss) before income taxes..................               (3,695)           22,132          (66,414)
Income tax expense (benefit).........................                 (689)            9,751             (399)
                                                               -----------       -----------      -----------
  Income (loss) before extraordinary loss                           (3,006)           12,381          (66,015)
Extraordinary loss due to early extinguishment
  of debt, net of income tax benefit                                (3,029)               --          (13,412)
                                                               -----------       -----------      -----------
  Net income (loss)..................................               (6,035)           12,381          (79,427)
Dividends on preferred stock.........................               (3,773)           (4,070)          (1,073)
Conversion fee on equity securities converted                           --            (2,151)              --
                                                               -----------       -----------      -----------
  Net income (loss) to common shareholders                     $    (9,808)      $     6,160      $   (80,500)
                                                               ===========       ===========      ===========
Net income (loss) per share:
  Net income (loss) before extraordinary loss                  $     (0.27)      $      0.15      $     (1.15)
  Extraordinary loss.................................                (0.12)               --            (0.23)
                                                               -----------       -----------      -----------
  Net income (loss)..................................          $     (0.39)      $      0.15      $     (1.38)
                                                               ===========       ===========      ===========
Weighted average common and
  common equivalent shares outstanding                          25,028,107        40,046,459       58,422,581
                                                               ===========       ===========      ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          ALLIED WASTE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                         TOTAL
                                                                         ADDITIONAL      RETAINED       STOCK-
                                            PREFERRED       COMMON        PAID-IN        EARNINGS       HOLDERS'
                                              STOCK          STOCK        CAPITAL       (DEFICIT)       EQUITY
                                            ---------      ---------     ----------     ---------      ---------
Balance, December 31, 1993 ...............  $      46      $     218     $  64,019      $   5,995      $  70,278
  Common stock issued, net ...............         --             33         8,123             --          8,156
  Stock options exercised ................         --             --            87             --             87
  7% Cumulative Convertible
    preferred stock issued, net ..........          1             --         3,490             --          3,491
  Series E Cumulative
    Convertible preferred
    stock issued, net ....................         --             --        15,000             --         15,000
  Series D and $90 Cumulative
    Convertible preferred stock
    and convertible notes converted ......         (3)             1         5,930             --          5,928
  Dividends declared on
    preferred stock ......................         --             --        (3,773)            --         (3,773)
  Equity transactions
    pooled companies .....................         --             --          (141)        (3,019)        (3,160)
  Net loss ...............................         --             --            --         (6,035)        (6,035)
                                            ---------      ---------     ---------      ---------      ---------
Balance December 31, 1994 ................  $      44      $     252     $  92,735      $  (3,059)     $  89,972
  Common stock issued, net ...............         --             90        33,006             --         33,096
  Stock options and warrants exercised ...         --              8         2,048             --          2,056
  Series C, Series D, 9%
    Cumulative Convertible, and
    $90 Cumulative Convertible
    preferred stock and
    convertible notes converted ..........        (42)           124         6,523             --          6,605
  Dividends declared on preferred stock ..         --             --            --         (4,070)        (4,070)
  Conversion fee on equity
    securities converted .................         --             --            --         (2,151)        (2,151)
  Equity transactions of
    pooled companies .....................         --             --            14         (1,598)        (1,584)
  Net income .............................         --             --            --         12,381         12,381
                                            ---------      ---------     ---------      ---------      ---------
Balance December 31, 1995 ................          2            474       134,326          1,503        136,305
  Common stock issued, net ...............         --            242       162,535             --        162,777
  Warrants issued ........................         --             --        49,000             --         49,000
  Stock options and warrants exercised ...         --             10         2,336             --          2,346
  9% Cumulative Convertible
    preferred stock and
    convertible notes converted ..........         (1)            21         5,465             --          5,485
  Dividends declared on preferred stock ..         --             --        (1,073)            --         (1,073)
  Equity transactions pooled companies ...         --             --            --            145            145
  Net loss ...............................         --             --            --        (79,427)       (79,427)
                                            ---------      ---------     ---------      ---------      ---------
Balance December 31, 1996 ................  $       1      $     747     $ 352,589      $ (77,779)     $ 275,558
                                            =========      =========     =========      =========      =========

             The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          ALLIED WASTE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  Year Ended December 31,
                                                                      ---------------------------------------------
                                                                         1994              1995           1996
                                                                      -----------      -----------    -------------
Operating Activities --
   Net income (loss) ...............................................  $    (6,035)     $    12,381      $   (79,427)
   Adjustments to reconcile net income (loss) to cash provided by operating activities --
   Extraordinary loss on early extinguishment of debt ..............        4,929               --           22,352
   Provisions for:
     Depreciation and amortization .................................       16,931           25,779           31,470
     Closure and post-closure costs ................................          850              711            1,300
     Acquisition related costs .....................................           --            1,531           91,693
     Unusual items .................................................        2,100               --            5,744
     Doubtful accounts .............................................        1,768            1,994            2,388
     Deferred income taxes .........................................       (2,679)           5,683            1,700
     Loss on sale of fixed assets ..................................          762              291            1,941
     Write-off intangible assets ...................................           --              237               --
   Change in operating assets and liabilities, excluding the
       effects of purchase acquisitions --
     Accounts receivable, prepaid expenses, inventories and other ..      (20,029)          (9,226)         (16,788)
     Accounts payable, accrued liabilities, unearned income,
       closure and post-closure costs and other ....................       18,305           (2,047)         (27,283)
                                                                      -----------      -----------      -----------
Cash provided by operating activities ..............................       16,902           37,334           35,090
                                                                      -----------      -----------      -----------
Investing Activities --
   Cost of acquisitions, net of cash acquired ......................      (49,160)         (18,715)      (1,356,639)
   Capital expenditures ............................................      (46,560)         (55,633)         (43,695)
   Proceeds from sale of fixed assets ..............................        1,386            1,057              650
   Increase in cash value of life insurance policies ...............         (243)            (272)              --
   Change in deferred acquisition costs and notes receivable .......        2,150              (85)              (9)
                                                                      -----------      -----------      -----------
Cash used for investing activities .................................      (92,427)         (73,648)      (1,399,693)
                                                                      -----------      -----------      -----------
Financing activities --
   Net proceeds from sale and redemption of preferred stock ........       14,926             (316)              --
   Net proceeds from sale of common stock,
     stock options and warrants ....................................           83           30,911           48,119
   Proceeds from long-term debt,
     net of issuance costs .........................................      126,260           66,573        1,809,737
   Repayments of long-term debt ....................................      (59,472)         (55,839)        (445,767)
   Other long-term obligations .....................................        1,390           (1,040)            (365)
   Dividends paid ..................................................       (3,091)          (3,598)          (1,188)
   Equity transactions of pooled companies .........................       (3,160)          (1,584)             145
                                                                      -----------      -----------      -----------
Cash provided by financing activities ..............................       76,936           35,107        1,410,681
                                                                      -----------      -----------      -----------
Increase (decrease) in cash and cash equivalents ...................        1,411           (1,207)          46,078
Cash and cash equivalents, beginning of period .....................        3,812            5,223            4,016
                                                                      -----------      -----------      -----------
Cash and cash equivalents, end of period ...........................  $     5,223      $     4,016      $    50,094
                                                                      ===========      ===========      ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Allied Waste Industries, Inc. ("Allied" or the "Company") is incorporated under the laws of the State of Delaware. Allied is a solid waste management company providing non-hazardous waste collection, transfer, recycling and disposal services in selected markets.

  Principles of consolidation and presentation --

         The consolidated financial statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated financial statements and accompanying notes have also been restated to reflect acquisitions accounted for as poolings-of-interests (See Note 2).

         Certain reclassifications have been made in prior period financial statements to conform to the current presentation.

  Cash and cash equivalents --

         Cash equivalents are investments with original maturities less than ninety days. Such instruments are stated at quoted market prices.

  Concentration of credit risk --

         Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure to any one financial institution.

         The Company provides services to commercial and residential customers in the United States. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers, but does not require collateral to support customer receivables. The Company establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information.

  Inventory --

         Inventory is stated at the lower of cost (first-in, first-out method) or market and consists principally of equipment parts, materials and supplies.

  Property and equipment --

         Property and equipment are recorded at cost, which includes interest to finance the acquisition and construction of major capital additions during the development phase, primarily landfills and transfer stations. Interest capitalized in the three years ended December 31, 1996 was $3,517,000, $11,088,000 and $12,970,000, respectively. Depreciation is provided on the straight-line method over the estimated useful lives of buildings (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (3-8 years). The cost of landfill airspace, including original acquisition cost and incurred and projected landfill preparation costs, is amortized based on tonnage as landfill airspace is consumed. Other current assets include the current portion of landfill amortization costs of $7,103,000 and $23,820,000 at December 31, 1995 and 1996, respectively. Management periodically reviews the realizability of its investment in operating landfills. Should events and circumstances indicate that any of the Company's landfills be reviewed for possible impairment, such

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

review for recoverability will be made in accordance with Emerging Issues Task Force Discussion Issue ("EITF") 95-23. The EITF outlines how cash flows for environmental exit costs should be determined and measured.

         Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs which do not improve assets or extend their useful lives are charged to expense as incurred. For the three years ended December 31, 1996, maintenance and repair expenses charged to cost of operations were $12,917,000, $14,741,000 and $14,750,000, respectively. When property is retired, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

  Goodwill --

         Goodwill is the cost in excess of fair value of identifiable assets of acquired businesses and has been amortized on a straight-line basis over 40 years. The Company continually evaluates whether events and circumstances have occurred subsequent to its acquisition, that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's discounted future cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable. Goodwill amortization of $2,203,000, $3,679,000 and $2,247,000 is included in depreciation and amortization for the three years in the period ended December 31, 1996, respectively. Accumulated goodwill amortization was $9,631,000 and $11,878,000 at December 31, 1995 and 1996, respectively.

  Other assets --

         Other assets includes notes receivable, landfill closure deposits, deferred charges and miscellaneous non- current assets. Deferred charges include costs incurred to acquire businesses and to obtain equity and debt financing. Upon consummation of an acquisition, deferred costs relating to acquired businesses accounted for as purchases are allocated to goodwill or landfill airspace while costs relating to acquired businesses accounted for as poolings-of-interests are expensed. Direct costs related to acquisitions under evaluation are capitalized and reviewed for realization on a periodic basis. These costs are expensed when management determines that the capitalized costs provide no future benefit. Upon funding of equity and debt offerings, deferred costs are charged to additional paid-in capital or are capitalized as debt issuance costs and amortized using the interest method over the life of the related debt. Miscellaneous assets include consulting and non-competition agreements which are being amortized in accordance with the terms of the respective agreements and contracts.

  Accrued closure and post-closure costs --

         Accrued closure and post-closure costs represent an estimate of the current value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills currently owned and/or operated by the Company. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by the Company for which it is responsible for closure and post-closure. The present value of estimated future costs are accrued based on accepted tonnage as landfill airspace is consumed. Discounting of future costs is applied where the Company believes that both the amounts and timing of related payments are reliably determinable. The Company periodically updates its estimates of future closure and post-closure costs. The impact of changes which are determined to be changes in estimates are accounted for on a prospective basis.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Environmental costs --

         Allied accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipts are deemed probable.

  Deferred royalties and other long-term obligations --

         Other long-term obligations include non-competition agreements with former owners of acquired companies and deferred royalty obligations. Guaranteed minimum royalty obligations are recorded upon acquisition of the related asset whereas royalty obligations dependent upon future waste accepted at landfills are expensed as earned.

  Revenue --

         Advance billings are recorded as unearned income, and revenue is recognized as income when services are provided.

  Acquisition related costs --

         In connection with the Laidlaw Acquisition, the Company incurred approximately $84.6 million in charges primarily associated with the acquisition, which include approximately $51.5 million of environmental related matters, $18.4 million of asset impairments and abandonments, and $14.7 million of acquisition liabilities, of which $2.0 million relates to litigation matters, $5.4 million relates to relocation and transition costs and bonuses, $3.8 million relates to taxes, claims and assessments and other integration costs, and $3.5 million relates to acquired accounts receivable considered uncollectible.

         In connection with the Laidlaw Acquisition, Allied engaged an independent environmental consulting firm to assist in conducting an environmental assessment of the real property owned by the acquired subsidiaries or third-parties, and properties under the management of the acquired companies. Several contaminated landfills and other properties have been identified, two of which are owned by subsidiaries of the Company, that would require those subsidiaries to incur costs for incremental closure and post-closure measures, remediation activities and litigation costs. The costs of performing the investigation, design, remediation and the allocation of responsibility to the subsidiaries of Allied vary significantly between sites. Based on information available to the Company, Allied recorded a provision of $51.5 million for environmental matters, including closure and post-closure costs, in the 1996 statement of operations and expects these amounts to be disbursed over the next 30 years.

         As a result of the Laidlaw Acquisition, Allied increased its revenue base by approximately 400% and entered into 14 new markets where it believes that it can execute its operating strategy. In connection with the significant increase in size and the redirection of its strategic operating emphasis, Allied determined that certain asset values have become impaired as they will provide no further benefit to Company. Included among the asset impairments are costs of $10.8 million related to over 50 noncompetition agreements in several markets where the counter party no longer poses a significant threat due to Allied's increased size, costs of $4.8 million for discontinued facilities and costs of $2.8 million for market development activities no longer being pursued.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         Costs of $7.1 million were incurred in 1996 compared to $1.5 million in 1995 for transaction and integration costs directly related to acquisitions accounted for using the pooling-of-interests method for business combinations

  Unusual items --

         In December 1996 the Company recorded $5.7 million in unusual charges including $2.0 million in connection with the ongoing investigation and remediation of the Company's Norfolk landfill and $3.7 million of other non-recurring valuation adjustments.

  Extraordinary loss --

         On July 31, 1996, the Company completed a tender offer (the "Tender Offer") and purchased, substantially all of its $100 million 12% Senior Subordinated Notes due 2004 (the "1994 Notes") at the redemption price of $1,157.50 per $1,000 note. An extraordinary charge to earnings related to the Tender Offer of approximately $18.4 million ($11.0 million net of income tax benefit) was charged to earnings in the third quarter of 1996. The Company also received a consent from a majority of the holders of the 1994 Notes to eliminate all substantive financial covenants associated with the remaining 1994 Notes.

         In addition, in December of 1996, the Company refinanced its $300 million senior revolving credit facility with the proceeds from the Senior Credit Facility related to the Laidlaw Acquisition and recognized an extraordinary charge of approximately $4.0 million ($2.4 million net of income tax benefit).

         In connection with the Securities Purchase Agreement between the Company and TPG dated October 27, 1994, as amended, the Company solicited and obtained consents from a majority of the holders of its 10.75% 1994 Notes causing modifications to the indenture agreement and the execution of a supplemental indenture (the "Supplemental Indenture"). Among other things the Supplemental Indenture increased the Company's restricted borrowing capacity (with certain limitations) under current and future revolving credit agreements and lease lines from a total of $35 million to $120 million, deleted certain borrowing restrictions, changed certain financial ratio covenants and increased the per annum rate of interest from 10.75% to 12.0%. The execution of the Supplemental Indenture, which was effective January 30, 1995, was accounted for as an early extinguishment of debt. Accordingly, capitalized deferred debt issuance costs related to the original indenture were written off as of December 31, 1994 and an extraordinary charge of $4,595,000, ($2,823,000 net of income tax benefit), was recorded. Additionally, in the first quarter of 1994, an extraordinary charge of $334,000, ($206,000 net of income tax benefit) was recognized as a result of the early extinguishment of various debt instruments using the proceeds from the $100 million 1994 Notes.

  Use of estimates --

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Final settlement amounts could differ from those estimates.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Fair value of financial instruments --

         The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments". The Company's Financial Instruments as defined by SFAS No. 107 include cash, money market funds, accounts receivable, accounts payable, long-term debt and convertible subordinated debt. The estimated fair value amounts have been determined by the Company at December 31, 1996 using available market information and valuation methodologies described below. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

         The carrying value of cash, money market funds, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments.

         The Company's 1996 Notes (see Note 5) had a fair value of $548.6 million at December 31, 1996 based upon quoted market prices. The convertible subordinated debt has a fair value of approximately $2.4 million based upon the conversion features of the related instruments and market price of the Company's common stock at December 31, 1996. The fair value of the Zero Coupon Debenture and 7% Debenture (see Note 5) approximates book value at December 31, 1996 due to the short passage of time since their origination. Management believes the carrying value of all remaining long-term debt approximates fair value.

 Stock-based compensation plans --

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, ("APB No. 25"). Effective in January 1, 1996, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-based Compensation." SFAS No. 123 requires that companies which do not elect to account for stock-based compensation as prescribed by the statement, shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures with respect to stock compensation and the related assumptions are used to determine the pro forma effects of SFAS No. 123.

 Accounting pronouncements not yet required to be adopted --

         In March 1997 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128 "Earnings Per Share". The new statement is effective for fiscal years ending after December 15, 1997 and will require restatement of prior years' earnings per share. The Company has not quantified the effect of applying the new statement.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Statements of cash flows --

         The supplemental cash flow disclosures and non-cash transactions for the three years ended December 31, 1996 are as follows (in thousands):

                                                                         Year Ended December 31,
                                                                    ----------------------------------
                                                                      1994         1995         1996
                                                                    --------     --------     --------
       Supplemental Disclosures --
         Interest paid ...........................................  $ 12,229     $ 20,922     $ 26,667
         Income taxes paid .......................................       980        2,942        6,271

       Non-Cash Transactions --
         Common stock, preferred stock or warrants
           issued in acquisitions or contributed to 401(k) plan ..  $ 11,426     $    754     $164,764
         Capital leases and debt obligations for
           the purchase of property and equipment ................    13,311       21,659       19,094
         Debt and liabilities incurred or assumed
           in acquisitions .......................................    23,344       14,434      213,082

         Debt converted to common stock or
           preferred stock .......................................     5,928        6,802        5,485
         Capitalized interest ....................................     3,517       11,088       12,970
         Dividends and interest paid, and
         conversion fee on debt and equity securities
           converted paid in common stock ........................        --        3,490           --


2. BUSINESS COMBINATIONS

         Acquisitions accounted for as purchases are reflected in the results of operations since the date of purchase in Allied's consolidated financial statements. The results of operations for acquisitions accounted for as poolings-of-interests are included in Allied's consolidated financial statements for all periods presented. Often the final determination of the cost, and the allocation thereof, of certain of the Company's acquisitions is subject to resolution of certain contingencies. Once such contingencies are achieved, the purchase price is adjusted. Shares issued in connection with business acquisitions have been valued taking into consideration certain restrictions placed on the stock.

         On December 30, 1996, the Company completed the acquisition of substantially all of the non-hazardous solid waste management business conducted by Laidlaw in the United States and Canada, for total consideration of approximately $1.5 billion comprised of $1.2 billion cash, 14.6 million shares of Common Stock, a warrant to acquire 20.4 million shares of Common Stock (valued based on an appraisal by an independent investment banking firm), and a zero percent and a 7% junior subordinated debenture. The cash consideration was financed from the proceeds of the Senior Credit Facility and the sale of the 1996 Notes (see Note 5).

         On March 16, 1997, pursuant to a share purchase agreement with USA Waste Services, Inc. ("USA Waste"), the Company sold to USA Waste (the "Canadian Sale") all of the Canadian nonhazardous solid waste management operations of the Company acquired from Laidlaw for approximately $518 million. The Company used the proceeds from the Canadian Sale to pay down approximately $517 million in debt under the Senior Credit Facility.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         The following table reflects the allocation of purchase price for the Laidlaw Acquisition, giving effect to the Canadian Sale, (in thousands):

                Current assets.......................         $    70,137
                Property and equipment...............             353,793
                Goodwill.............................             757,200
                Non-current assets...................               2,550
                Current liabilities..................             (88,759)
                Long-term debt.......................              (4,019)
                Other long-term obligations                      (106,648)
                                                              -----------
                    Total net assets                          $   984,254
                                                              ===========

         The following table summarizes acquisitions for the three years ended December 31, 1996, excluding the Laidlaw Acquisition:

                                                       1994             1995            1996
                                                    ---------        ---------        ---------

Number of businesses acquired accounted for as:
       Poolings-of-interests .....................         --                5                5
       Purchases .................................         21               13               16
Total consideration (in millions) ................  $    99.5(1)     $    45.3(2)     $   126.5
Shares of stock issued:
       Common stock ..............................  2,897,858        4,000,040(3)     8,924,374(4)
       Preferred stock ...........................      9,982               --               --

------------

(1)      Includes $11.7 million paid for two landfills under development.

(2) Includes $9.9 million paid for the acquisition of an operating landfill.

(3)      Includes 23,244 shares of contingently issuable common stock.

(4)      Includes 774,794 shares of contingently issuable common stock.

         Revenues and net income have been restated for acquisitions accounted for as poolings-of-interests as presented in the following table (in thousands):

                                          Allied
                                          Before
                                          Pooling        1996         Allied, as
                                        Acquisitions   Poolings        Restated
                                        ------------   ---------      ----------
       Year ended December 31, 1996
         Revenues ....................  $ 221,265      $  25,414      $ 246,679
         Net loss ....................    (77,132)        (2,295)       (79,427)

       Year ended December 31, 1995
         Revenues ....................    169,865         47,679        217,544
         Net income ..................     11,584            797         12,381
       Year ended December 31, 1994
         Revenues ....................    114,814         43,540        158,354
         Net loss ....................     (6,731)           696         (6,035)

                       ALLIED WASTE INDUSTRIES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         Unaudited pro forma statement of operations data --

         The following table compares, for the year ended December 31, 1996, reported consolidated results of operations to unaudited pro forma consolidated data as if all of the companies acquired in 1996 (including the Laidlaw Acquisition, giving effect to the Canadian Sale) and accounted for using the purchase method for business combinations were acquired as of January 1, 1996 (in thousands, except per share data):

                                                1996           1996
                                             Reported       Pro Forma
                                             ----------     ----------
         Revenues .........................  $ 246,679      $ 750,396
         Operating loss ...................    (59,267)        (4,079)
         Net loss .........................    (79,427)      (105,760)
         Net loss to common shareholders ..    (80,500)      (106,833)
         Net loss per common share ........      (1.38)         (1.46)

-----

         This data does not purport to be indicative of the results of operations of Allied that might have occurred nor which might occur in the future.


3.  ASSETS HELD FOR SALE

         In March 1997, the Company completed the Canadian Sale for approximately $518 million in cash. No gain or loss was recorded on this sale. In addition, the Company has entered into a definitive agreement to sell certain non-core medical waste assets for approximately $6.7 million. No gain or loss is expected to be recorded in connection with this sale.

         At December 31, 1996, the net assets held for sale are classified as current assets in the consolidated balance sheet and are summarized as follows (in thousands):

                   Cash .........................  $     628
                   Accounts receivable, net .....     43,104
                   Other current assets .........      6,402
                   Property and equipment, net ..    165,622
                   Goodwill .....................    349,192
                   Other long-term assets .......     13,099
                   Current liabilities ..........    (31,338)
                   Long-term liabilities ........    (21,993)
                                                   ---------
                   Total net assets .............  $ 524,716
                                                   =========

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


4.   PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1995 and 1996 was as follows (in thousands):

                                                       1995              1996
                                                     ---------        ---------
Land and improvements ...........................    $  16,449        $  39,858
Land held for permitting as landfills(1) ........        5,640           66,070
Landfills .......................................      179,463          296,943
Buildings and improvements ......................       24,525           59,359
Vehicles and equipment ..........................       88,410          266,494
Containers and compactors .......................       46,412           59,931
Furniture and office equipment ..................        5,735            7,312
                                                     ---------        ---------
                                                       366,634          795,967
Accumulated depreciation and amortization .......      (64,282)         (89,215)
                                                     ---------        ---------
                                                     $ 302,352        $ 706,752
                                                     =========        =========

------

(1) These properties have been approved for use as landfills, and the Company is currently in the process of obtaining the necessary permits.


5.   LONG-TERM DEBT

         Long-term debt at December 31, 1995 and 1996 consists of the following (in thousands):

To related parties --

                                                               1995       1996
                                                             ---------  -------
Unsecured notes payable to stockholders, net of
  discount, interest at an effective rate of 14% ..........  $     --     $110,747
Unsecured notes payable to stockholders, interest at 12% ..     1,983        1,862
                                                             --------     --------
                                                                1,983      112,609
Current portion ...........................................       121          136
                                                             --------     --------
                                                             $  1,862     $112,473
                                                             ========     ========

          In connection with the Laidlaw Acquisition, a subsidiary of the Company issued a $150 million 7% Junior Subordinated Debenture (the "7% Debenture") and a $168.3 million Zero Coupon Debenture (the "Zero Coupon Debenture" and together with the 7% Debenture, the "Allied Debentures"). The 7% Debenture bears interest at a fixed rate of 7% per annum payable semi-annually, except for the first three years during which the interest payments are deferred. The 7% Debenture and the Zero Coupon Debenture have an effective interest rate of 14% and have been recorded at a net discounted amount of $77.5 million and $33.2 million, respectively, at December 31, 1996. The Allied Debentures are due December 2008. Upon a change in control, the Company is obligated to offer to prepay the Allied Debentures at a predetermined discount to the face amount of each debenture. The Allied Debentures are guaranteed by the Company and do not contain any restrictive or financial covenants.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         The $2.0 million notes payable to related parties were issued in April 1995 in accordance with an agreement to acquire certain real estate. This agreement was executed by one of the Company's subsidiaries prior to the Company's acquisition of the subsidiary. The agreement required the payment of an aggregate of $5.6 million to the previous owners upon issuance of a permit to operate a landfill. Subsequent to execution of this agreement, the previous owners became stockholders of the Company. These notes bear interest at 12% per annum with monthly principal and interest payments through maturity in May 1999 and are guaranteed by the Company.


To unrelated parties --

                                                                                       1995           1996
                                                                                    ----------     ----------
Senior credit facilities, weighted average interest
   at 9.25% and 10.03% at December 31, 1995
   and 1996, respectively ........................................................  $   37,401     $  975,000
Senior subordinated notes,
   interest at 12% and 10.25%-12%
   at December 31, 1995 and 1996, respectively, unsecured ........................     100,000        525,010

Notes payable to banks, finance companies and individuals, weighted average interest rate of 8.0% and 10.35% at December 31, 1995 and 1996, respectively and principal payable through 2014, secured by vehicles, equipment, real estate, accounts receivable
   or stock of certain subsidiaries ..............................................      33,083          9,475
Notes payable to individuals and a commercial company,
   interest at 5%-12%, principal and interest payable through
   2006, unsecured ...............................................................      11,039         12,383
Obligations under capital leases of vehicles and
   equipment, weighted average interest at
   9.9% and 9.6% at December 31, 1995,
   and 1996, respectively, payable monthly .......................................      32,656         45,217
                                                                                    ----------     ----------
                                                                                       214,179      1,567,085
   Current portion ...............................................................      37,447        532,755
                                                                                    ----------     ----------
                                                                                    $  176,732     $1,034,330
                                                                                    ==========     ==========

         In connection with the Laidlaw Acquisition, the Company and Allied Waste North America, Inc., a wholly owned subsidiary of the Company ("Allied NA") executed a $1.275 billion Credit Agreement (the "Senior Credit Facility"). The Senior Credit Facility was comprised of (i) a $300 million revolving credit facility; (ii) a $475 million 5.5 year senior term loan; (iii) a $100 million
6.5 year Amortization Extended Term Loan AXEL(TM)A; (iv) a $200 million 7.5 year AXEL(TM)B; and (v) a $200 million 8.5 year AXEL(TM)C. Of the $300 million available under the revolving credit facility, no more than $200 million may be outstanding at one time, of which no more than $100 million may be used to finance permitted acquisitions ("Acquisition Loans"), as defined in the Credit Agreement, and no more than $150 million may be used for the issuance of standby letters-of-credit. Amounts outstanding under the Senior Credit Facility are payable quarterly, beginning in June 1997, with final maturities in June 2005. The Senior Credit Facility is secured by a pledge of the stock of substantially all of Allied NA's assets and is guaranteed by the Company and all the subsidiaries of Allied NA. As of December 31, 1996, Allied NA had no funded loans outstanding and had issued approximately $46 million of standby letters-of-credit, leaving $200 million available for funded loans and $104 million available for letters-of-credit. In connection with the Canadian Sale, Allied paid approximately $517 million of the Senior Credit Facility. Payments were made on a pro rata basis between the term loan and each of the AXEL traunches as provided by the Senior Credit Facility.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         In connection with the Laidlaw Acquisition, Allied NA issued $525 million of 10.25% Senior Subordinated Notes due 2006 (the "1996 Notes") in a Rule 144A offering. Net proceeds from the sale of the 1996 Notes, after the underwriting discount and other expenses, were approximately $509 million. The net proceeds were used to pay a portion of the cash purchase price of the Laidlaw Acquisition, repay amounts outstanding under the Company's previous $300 million credit facility, fund certain acquisitions and for general corporate purposes. The 1996 Notes cannot be redeemed until December 1, 2001, except under certain circumstances. Prior to December 1, 2001, the 1996 Notes are subject to redemption, at the option of Allied NA, at prices specified in the indenture. At any time prior to December 1, 1999, up to 33% of principal amount of the 1996 Notes will be redeemable, at the option of Allied NA, from the proceeds of one or more public offerings of capital stock by the Company at a redemption price of 110.25% of principal amount, plus accrued interest. The 1996 Notes are guaranteed by the Company and substantially all of Allied NA's subsidiaries, the guarantees of which are expressly subordinated to the guarantees of Allied NA's Senior Credit Facility.

Convertible subordinated debt --

                                                           1995       1996
                                                          ------     ------
Senior Convertible Subordinated Debentures, unsecured ..  $5,000     $  975
Convertible subordinated notes,unsecured ...............   1,992         --
Convertible note payable to an individual, unsecured ...     800        787
                                                          ------     ------
                                                           7,792      1,762

   Current portion .....................................      13         56
                                                          ------     ------
                                                          $7,779     $1,706
                                                          ======     ======

         During the fourth quarter of 1995, the $5.0 million Convertible Subordinated Debentures were converted into 1,483,000 shares of Allied common shares.

         The $5.0 million Senior Convertible Subordinated Debentures bear interest at 8.5% per annum payable semi-annually, with principal payable in 2002. The debentures are convertible into Allied common shares at $6.00 per share. Warrants to purchase 195,000 common shares at $6.00 per share were issued in connection with the sale of the debentures.

         In 1996, the remainder of the 6% Convertible Subordinated Notes were converted into 362,040 shares of Allied common stock.

         The 8% Convertible note payable to an individual is payable quarterly through September 1996. Beginning October 1996, principal and interest is payable in equal monthly installments through October 2006. The note is convertible into Allied common stock at $10.00 per share during the period of January 1997 to December 1998.

Debt covenants --

         The Company's Senior Credit Facility, the indenture relating to the 1996 Notes and certain subordinated convertible debt, contain warranties and covenants, requiring the maintenance of certain tangible net worth, debt to equity, and cash flow to debt ratios. Additionally, these covenants limit among other things, the ability of the Company to incur additional secured indebtedness, make acquisitions and purchase fixed assets above certain amounts, transfer or sell assets, pay dividends except on certain preferred stock, make optional payments on certain subordinated indebtedness including the 1996 Notes or make certain other restricted payments, create liens, enter into certain transactions with affiliates or consummate a merger, consolidation or sale of all or substantially all of its assets. At December 31, 1996, Allied was in compliance with all applicable covenants.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         Substantially all subsidiaries of the Company are jointly and severally liable for the obligations under the 1996 Notes and the Senior Credit Facility through unconditional guarantees issued by the subsidiaries which are all, except in one minor case, wholly-owned by the Company. No significant restrictions exist regarding the ability of the subsidiary companies to pay dividends or make loans or advances to Allied.

Future maturities of long-term debt --

         Aggregate future maturities of long-term debt (including a $517 million repayment on the Senior Credit Facility from the proceeds of the Canadian Sale) outstanding at December 31, 1996 (in thousands):

                            Maturity        1996
                           ----------    ----------
                           1997           $  532,947
                           1998               14,778
                           1999               12,830
                           2000                7,202
                           2001                7,777
                           Thereafter      1,105,922
                                          ----------
                                          $1,681,456
                                          ==========

         Future payments under capital leases, the principal amounts of which are included above in future maturities of long-term debt, are as follows at December 31, 1996 (in thousands):

                                              1996
                                -------------------------------
                  Maturity      Principal   Interest    Total
                 ----------     ---------   --------    -------
                 1997           $10,950     $ 3,804     $14,754
                 1998             9,737       2,806      12,543
                 1999             8,175       1,928      10,103
                 2000             6,260       1,230       7,490
                 2001             7,246         700       7,946
                 Thereafter       2,849         563       3,412
                                -------     -------     -------
                                $45,217     $11,031     $56,248
                                =======     =======     =======


6.    CLOSURE, POST-CLOSURE AND ENVIRONMENTAL COSTS

         The net present value of the closure and post-closure commitment is calculated assuming inflation of 3.5% and a risk-free capital rate of 7.0%. Discounted amounts previously recorded are accreted to reflect the effects of the passage of time. The Company's current estimate of total future payments for closure and post-closure is $467 million, as shown below, while the present value of such estimate is $181 million. At December 31, 1995 and 1996, respectively, accruals for landfill closure, post-closure and environmental costs (including costs assumed through acquisitions) were approximately $10.5 million and $152.5 million. The accruals reflect relatively young landfills whose estimated remaining lives, based on current waste flows, range from 1 to over 75 years, with an estimated average remaining life of greater than 30 years.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         The Company's estimate of total future payments for closure and post-closure liabilities for currently owned and operated landfills is as follows (in thousands):

                            1997           $ 18,122
                            1998             16,581
                            1999              5,741
                            2000              8,331
                            2001              6,331
                            Thereafter      412,211
                                           --------
                                           $467,317
                                           ========

         During 1994, the Company's landfills became subject to the closure and post-closure requirements of Subtitle D. Previously, the Company's landfills were subject to local requirements. The principal changes under Subtitle D are an extension of the post-closure monitoring period to 30 years, more rigorous groundwater monitoring, and a requirement to use clay or synthetic liners as capping materials. The Company updated its estimates of future closure and post-closure costs in accordance with its interpretations of Subtitle D.

         In connection with the Laidlaw Acquisition, Allied engaged an independent environmental consulting firm to assist in conducting an environmental assessment of the real property owned by the acquired subsidiaries or third-parties, and properties under the management of the acquired companies. Several contaminated landfills and other properties have been identified, two of which are owned by subsidiaries of the Company, that would require those subsidiaries to incur costs for incremental closure and post-closure measures, remediation activities and litigation costs. The costs of performing the investigation, design, remediation and the allocation of responsibility to the subsidiaries of Allied vary significantly between sites. Based on information available to the Company, Allied recorded a provision of $51.5 million for environmental matters, including closure and post-closure costs, in the 1996 statement of operations and expects these amounts to be disbursed over the next 30 years.

         Prior to the Company's acquisition of CRX, an investigation of an unrelated manufacturing facility led to allegations that hazardous wastes were transported to and disposed of in CRX's Norfolk, Nebraska landfill. A provision of $2.1 million, in excess of the closure and post-closure reserves recorded in the normal course of business, was made in the Company's 1994 consolidated financial statements to recognize the estimated costs of additional closure, post-closure and remedial measures. Since 1994 the Company has engaged an independent environmental consultant to assist it in conducting the groundwater contamination investigation program. Based on a report from the Company's independent environmental consultant an additional provision of $2.0 million has been recorded in the 1996 statements of operations. The groundwater investigation is ongoing and remediation efforts have commenced.

         The ultimate amounts for environmental liabilities cannot be determined and estimates of such liabilities made by the Company, after consultation with its independent environmental engineers, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where the Company has concluded that its estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in the Company's assessment to date, the recorded liabilities will be periodically evaluated as additional information becomes available to ascertain that the accrued liabilities are adequate. The Company has determined that the recorded liability for environmental matters as of December 31, 1996 of approximately $152.5 million represents the most probable outcome of these contingent matters. The Company does not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on the Company's consolidated liquidity, financial positions or results of operations.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

7.  STOCKHOLDERS' EQUITY

         The authorized, issued and outstanding shares of the Company's classes of capital stock were as follows:

                                                                      Issued and Outstanding
                                    Liquidation                           at December 31,
                                    Preference     Authorized       --------------------------
                                     per Share        Shares           1995            1996
                                   -----------     -----------      ----------      ----------
Preferred stock, $.10 par --
   Series C Convertible .........  $        10         800,000              --              --
   Series D Convertible .........           15         267,000           4,000              --
   9% Cumulative Convertible ....        1,000          30,000           5,029              --
   $90 Cumulative Convertible ...        1,000          20,000              --              --
   7% Cumulative Convertible ....        1,000         100,000           9,963           9,907
Common stock, $.01 par, net of
   570,048 treasury shares ......           --     200,000,000      48,031,528      75,478,867


         Dividends declared and accrued on the Company's classes of preferred stock were as follows:

                                            Dividends Declared           Accrued Dividends at
                                       For The Years Ended December 31,      December 31,
                                       --------------------------------  -------------------
                                        1994       1995       1996         1995       1996
                                       ------     ------     ------       ------     ------
Series D Convertible ................  $  202     $  184     $    1       $   41     $   --
9% Cumulative Convertible ...........   2,464      2,466        377           75         --
$90 Cumulative Convertible ..........     526        560         --           --         --
7% Cumulative Convertible ...........     472        698        695          145        144
Series E Cumulative Convertible .....     109        162         --           --         --
                                       ------     ------     ------       ------     ------
                                       $3,773     $4,070     $1,073       $  261     $  144
                                       ======     ======     ======       ======     ======

          On January 30, 1995, all Series E preferred was converted into common stock. In December 1995, all of the Series C preferred stock and $90 preferred stock was converted into common stock. During 1996, all of the Series D preferred stock and 9% preferred stock was converted into Common Stock.

  7% cumulative convertible preferred stock --

         In April 1994, Allied issued 9,982 shares of 7% cumulative convertible stock ("7% preferred") in connection with the acquisition of Southern States Environmental Services. The stock has no voting rights and is redeemable at the option of the Company under certain conditions. The stock is convertible into common stock at a rate equal to $7.00 per common share subject to anti-dilution provisions. Dividends are $70.00 per share per annum, cumulative and payable quarterly in common stock through April 15, 1995 and in cash thereafter.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Warrants to purchase common stock --

         Warrants to purchase common shares at December 31, 1995 and 1996 are summarized as follows:

                                                                            1995               1996
                                                                        ---------------   ----------------

         Number of shares.....................................            3,488,010          22,645,166
         Purchase price per share.............................          $3.00 -- $13.50    $3.37 -- $13.50
         Expiration dates.....................................           1996 -- 2005       1997 -- 2008

In connection with the Laidlaw Acquisition, the Company issued a warrant to Laidlaw for the purchase of 20,400,000 shares of Common Stock at an exercise price of $8.25 per share. Both the number of shares purchasable upon exercise of the warrant and the exercise price are subject to adjustment under certain circumstances described in the warrant. Among other restrictions, Laidlaw and its affiliates are precluded from exercising the warrant unless there is a change of control of Allied. Laidlaw may sell the warrant to third-parties, provided that any such third-party and its affiliates do not beneficially own more than 9% of the Company's then outstanding Common Stock. The warrant expires December 2008.


8.  STOCK OPTION PLANS

         The 1991 Incentive Stock Plan ("1991 Plan"), the 1993 Incentive Stock Plan ("1993 Plan") and the 1994 Incentive Stock Plan ("1994 Plan") provide for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock and stock bonuses. The maximum number of shares which may be granted under the 1991 Plan may not exceed the greater of 750,000 common shares or 7.5% of the number of common shares outstanding at the end of a preceding fiscal quarter (4,463,778 shares at December 31, 1996). An additional 500,000 and 1,000,000 common shares may be granted under the 1993 Plan and the 1994 Plan, respectively. The exercise price, term and other conditions applicable to each option granted are generally determined by the Compensation Committee of the Board of Directors.

         The 1994 Amended and Restated Non-Employee Director Stock Option Plan provides for the grant of non-qualified options to each member of the Board of Directors, who is not also an employee of the Company, at a price equal to the fair market value of a common share on the date of grant. The maximum number of shares which may be granted under the plan is 750,000 common shares. All options granted under the plan are fully vested and exercisable on the date of grant and expire ten years from the grant date.

         The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the Company's common stock upon the date of grant. In 1996, the Company adopted SFAS No. 123 for disclosure purposes and accordingly, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.18% to 7.64%, expected life of 5-8 years, dividend rate of zero percent, and expected volatility of 49.09% to 52.04%. Using these assumptions, the impact on the Company's net income (loss) and net income (loss) per share would not have been material.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         A summary of the status of the Company's stock option plans at December 31, 1995 and 1996 and for the years then ended is presented in the table and narrative below:


                                                     Year Ended December 31,
                                                    -------------------------
                                                       1995          1996
                                                    ---------      ----------

Options outstanding, beginning of period ........   1,575,739       2,849,568
   Options granted ..............................   1,493,469       1,747,550
   Options exercised ............................    (183,606)       (277,016)
   Options terminated ...........................     (36,034)        (11,408)
                                                   ----------      ----------
Options outstanding, end of period ..............   2,849,568       4,308,694
                                                   ==========      ==========
Options exercisable, end of period ..............   1,774,456       2,170,086
Weighted average fair value of options granted ..  $     4.66      $     8.64


         Of the 4,308,694 employee and director options outstanding at December 31, 1996, (i) 1,473,382 options have exercise prices between $3.00 and $11.50, with a weighted average exercise price of $5.30 and a weighted average remaining contractual life of 5.5 years, of which all are exercisable, (ii) 932,552 options have exercise prices between $4.27 and $4.88, with a weighted average exercise price of $4.44 and a weighted average remaining contractual life of 8.1 years, of which 613,456 are exercisable (iii) 249,743 options have exercise prices between $4.50 and $9.50, with a weighted average exercise price of $8.81 and a weighted average remaining contractual life of 9.3 years, of which, 83,248 are exercisable (iv) 1,653,017 options have exercise prices between $4.27 and $9.50 and a weighted average remaining contractual life of 8.9 years, of which none are exercisable.

9.  NET INCOME (LOSS) PER COMMON SHARE

         Net income (loss) per common share is calculated by dividing net income
(loss), less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period as restated to reflect acquisitions accounted for as poolings-of-interests. The computation of weighted average common and common equivalent shares used in the calculation of net income (loss) per common share is as follows:

                                                                          Year Ended December 31,
                                                              ---------------------------------------------
                                                                  1994             1995             1996
                                                              --------------   -------------    -----------

Common shares outstanding ..................................   25,805,179       48,031,528       75,478,867
Effect of using weighted average common
   shares outstanding during the period ....................     (876,091)     (10,428,172)     (17,097,236)
Effect of stock options and warrants, assumed exercisable ..           --        1,989,556               --
Effect of Series C preferred stock, assumed converted ......           --          233,533               --
Effect of shares assumed issued
   pursuant to earn-out ....................................       99,019          220,014           40,950
                                                              -----------      -----------      -----------
                                                               25,028,107       40,046,459       58,422,581
                                                              ===========      ===========      ===========


         Conversion has not been assumed for Series D preferred stock, 9% preferred stock, 7% preferred stock and convertible subordinated notes in 1994, 1995 or 1996, as the effect would not be dilutive. Additionally, conversion has not been assumed for stock options and warrants in 1994 and 1996, nor has conversion been assumed for Series C preferred stock, $90 preferred stock and Series E preferred stock in 1994, as the effects would not be dilutive. Fully diluted earnings per common share have not been presented as the effect would not be dilutive.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10.  INCOME TAXES

         The Company accounts for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax basis of assets, other than goodwill, and liabilities, and the differences are measured using the income tax rate in effect in the year of measurement.

         The Company and its subsidiaries file a consolidated federal income tax return. As of December 31, 1996, Allied had a net operating loss carryforward ("NOLC") for federal income tax purposes and state income tax purposes of approximately $15.2 and $7.0 million, respectively. The NOLCs, which expire beginning in 2004, are available to offset future taxable income subject to potential limitations. Included in the NOLCs are losses of acquired companies which the Company believes are realizable after application of change of ownership and separate return loss year limitation rules. The Company has placed a valuation reserve on "other" NOLCs to reflect limitations from separate Company filing rules. These "other" NOLCs are not included in the amounts above.

The components of the income tax provision (benefit) consist of the following (in thousands):

                                              Year Ended December 31,
                                          --------------------------------
                                          1994         1995        1996
                                          -------      -------     -------
         Current tax provision .........  $ 1,011      $ 4,724     $   947
         Deferred provision (benefit) ..   (1,700)       5,027      (1,346)
                                          -------      -------     -------
         Total .........................  $  (689)     $ 9,751     $  (399)
                                          =======      =======     -------

Reconciliation of the federal statutory tax rate to the Company's effective rate is as follows:

                                                                  Year Ended December 31,
                                                                ----------------------------
                                                                1994        1995      1996
                                                                -----       ----      ----
         Federal statutory tax rate .........................   (34.0)%     35.0%     (35.0)%
         Consolidated state taxes, net of federal benefit ...     4.5        5.0       (5.0)
         Taxes of pooled companies ..........................    (4.2)      (2.1)       0.7
         Amortization of goodwill ...........................     9.3        3.8        2.3
         Potential tax goodwill greater than book goodwill ..      --         --       34.7
         Other permanent differences ........................     5.8        2.4        1.7
                                                                -----       ----       ----
         Effective tax rate .................................   (18.6)%     44.1%      (0.6)%
                                                                =====       ====       ====

Tax benefits on the extraordinary items in 1994 and 1996 were based on the Company's then ordinary combined federal and state rate of 38.5% and 40%, respectively.

         The net current deferred tax asset of $2.7 million and $5.8 million, as of December 31, 1995 and 1996, respectively, consists of the current benefit expected to be obtained from the utilization of the Company's NOLCs and its alternative minimum tax credits. These amounts include a valuation allowance of $1.2 million and $1.3 million, as of December 31, 1995 and 1996, respectively, to reflect possible limitations on the ability to use NOLCs for separate company federal and state filing purposes.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

The components of the net long-term deferred tax liability are as follows (in thousands):

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                         1995            1996
                                                                        -------         -------
         Deferred tax liability relating to property primarily
           consisting of landfill assets and debt basis differences ..  $28,606         $78,700
                                                                        -------         -------
         Deferred tax assets relating to:
           Closure and post-closure reserves .........................       99           1,883
           Other reserves and estimated expenses .....................    2,858          23,722
                                                                        -------         -------
           Deferred tax assets, net ..................................    2,957          25,605
                                                                        -------         -------
         Net long-term deferred tax liability ........................  $25,649         $53,095
                                                                        =======         =======

         The increase in the long-term deferred tax liability includes deferred taxes related to 1996 acquisitions where the financial basis of assets acquired exceeded the tax basis of those assets.

11.  COMMITMENTS AND CONTINGENCIES

         The Company is subject to extensive and evolving laws and regulations and has implemented its own environmental safeguards to respond to regulatory requirements. In the normal course of conducting its operations, Allied may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgements against the Company which may have an impact on earnings for a particular period. Management expects that such matters in process at December 31, 1996 which have not been accrued in the consolidated balance sheet will not have a material adverse effect on the Company's consolidated liquidity, financial position or results from operations.

         The consolidated federal income tax returns for the fiscal years ended August 31, 1986, 1987 and 1988 of certain subsidiaries of the Company that were acquired from Laidlaw in December 1996 (the "LSW Subsidiaries") have been under audit by the Internal Revenue Service. In March 1994, the LSW Subsidiaries received a Statutory Notice of Deficiency proposing that the LSW Subsidiaries pay additional taxes relating to disallowed deductions in those income tax returns (the "Tax Controversy"). The consolidated tax group of the LSW Subsidiaries has also received notice that fiscal years 1992, 1993 and 1994 will be examined regarding the Tax Controversy. The LSW Subsidiaries could be directly liable for a substantial portion of any tax and interest assessed if the disallowance of the deduction is sustained. In addition, under Treasury Regulations promulgated under Section 1502 of the Internal Revenue Code ("IRC"), each member of the consolidated tax group including each LSW Subsidiary, is or could be severally liable for federal income tax liabilities of the entire consolidated tax group, including any taxes due on the deemed sale of assets by the LSW Subsidiaries pursuant to Section 338 of the IRC and all amounts at issue in the Tax Controversy which are ultimately determined to be owed.

         Any amounts at issue in the Tax Controversy and for which any LSW Subsidiary may ultimately be found liable, are included in and covered by the indemnification of the Company by Laidlaw set forth in the Stock Purchase Agreement by and between the Company and Laidlaw, among others, dated September 17, 1996 (the "Purchase Agreement"). Further, the Company and Laidlaw, among others, have entered into a Setoff Agreement, under which Laidlaw has agreed that if the Tax Controversy results in any damage, liability or expense to any LSW Subsidiary, and if Laidlaw fails to indemnify the Company against all such damages, liabilities or expenses within 30 days of a demand for indemnification, then the Company may set off the amount of all such damages, liabilities

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

and expenses against all amounts then owed by the Company under the certain debt issued to Laidlaw consisting primarily of the Allied Canada Debentures.

         Other than to the extent contemplated in the Setoff Agreement, the obligation of Laidlaw to indemnify the Company in respect of amounts at issue in the Tax Controversy is a general, unsecured obligation of Laidlaw. The ability of Laidlaw to pay and fulfill such indemnification obligation will depend on the financial condition of Laidlaw at the time of any required performance of such obligation.

         In connection with certain acquisitions, the Company has entered into agreements to pay royalties based on waste tonnage disposed at specified landfills. The royalties are payable quarterly and the current amounts due are included in the accompanying consolidated balance sheets. Additionally, the Company has entered into a deferred royalty agreement of which the liability may be converted into an interest bearing note or common shares.

         Allied has operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

                                            December 31, 1996
                                            -----------------
                           1997             $    12,613
                           1998                   9,566
                           1999                   7,879
                           2000                   5,489
                           2001                   4,184
                           Thereafter            87,084

Rental expense under such operating leases was $1,307,000, $2,775,000 and $6,476,047 for the three years ended December 31, 1996, respectively.

         The Company has entered into employment agreements with certain of its executive officers for periods up to five years. The Company has agreed to severance pay amounts equal to a multiple of defined compensation under certain circumstances. In the event of a material change in control or termination of all executive officers under such agreements, Allied would be required to make payments of approximately $5.5 million.

         Allied carries a broad range of insurance coverage for protection of its assets and operations from certain risks including environmental impairment liability insurance for certain landfills.

         The Company has issued bank letters-of-credit, performance bonds and other guarantees in the aggregate amount of approximately $53.7 million. These financial instruments are issued in the normal course of business and are not reflected in the accompanying balance sheets. Such financial instruments are to be valued based on the amount of exposure under the instrument and the likelihood of performance being required. Management does not expect any material losses to result from these off balance sheet instruments based on historical results, and therefore, is of the opinion that the fair value of these instruments is zero.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

12.  RELATED PARTY TRANSACTIONS

         Transactions with related parties are entered into only upon approval by a majority of the independent directors of the Company and only upon terms comparable to those that would be available from unaffiliated parties.

         The Company leases certain properties and equipment in Illinois from related parties resulting from prior year acquisitions. In connection with these leases, payments of $89,000, $69,000 and $45,000 for the three years ended December 31, 1996, respectively, were made to officers of the Company.

         In connection with certain acquisitions, previous owners are paid an agreed upon amount not to compete with the Company. Annual payments of $88,000, were made to officers of the Company for each of the three years ended December 31, 1996 related to these non-compete agreements.

         In connection with certain acquisitions, previous owners agreed to continue their existing personal guarantees on assumed indebtedness for a fee. Payments of $20,000 were made to an officer of the Company for the year ended December 31, 1994.

         A Director is a partner in the firm which serves as the Company's principal legal counsel.

         During 1994, the Company purchased real property from an officer for approximately $1 million. The real property was subsequently exchanged for a transfer station and a materials recovery facility in the Chicago area previously owned by an unrelated party. No gain or loss was recognized on the exchange.

         The Company made payments of $191,000 and $254,000 in 1994 and 1995, respectively, on a life insurance policy for a related party assumed in a 1994 acquisition. A trust of the related party is the beneficiary of the policy.

         In connection with the receipt in April 1995 of all permits necessary to develop a landfill on certain real estate acquired in July 1992, the Company was obligated to pay $5.6 million to the previous owners of the real estate, including current stockholders of the Company. During the years ended December 31, 1995 and 1996, the Company paid $924,000 and $121,000, respectively, to these stockholders. The Company has $1.9 million in promissory notes payable to these stockholders outstanding at December 31, 1996.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

13.   SUMMARIZED FINANCIAL INFORMATION OF ALLIED WASTE NORTH AMERICA, INC.

         As discussed in Note 5, the 1996 Notes issued by Allied NA (a consolidated subsidiary of the Company) are guaranteed by Allied. The separate complete financial statements of Allied NA have not been included herein as such disclosure is not considered to be material to the holders of the 1996 Notes. However, summarized balance sheet information for Allied NA and subsidiaries as of December 31, 1996 is as follows (in thousands):

                Summarized Consolidated Balance Sheet Information

                                                              December 31, 1996
                                                              -----------------
       Current assets..................................         $   709,762
       Property and equipment, net.....................             706,752
       Goodwill........................................             856,108
       Other non-current assets........................              44,927
       Current liabilities.............................             682,686
       Long-term debt, net of current portion                     1,037,762
       Due to parent...................................             275,558
       Due to Allied Canada Finance, Ltd.                           110,747
       Other long-term obligations.....................             210,796

         On November 25, 1996, substantially all of the operating assets and liabilities of Allied were contributed from Allied to Allied NA. The results of operations since inception were not material except for the acquisition related costs and unusual items (see Note 1).

14.  SUBSEQUENT EVENTS

         Subsequent to December 31, 1996, the Company purchased 2 operating solid waste businesses for a total of approximately $58.9 million of which approximately $6.5 million was paid for with approximately 750,000 shares of the Company's common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is incorporated by reference to the material appearing under the headings "Election of Directors" and "Certain Stockholders" in the Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is incorporated by reference to the material appearing under the heading "Certain Relationships and Related Transactions" in the Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

         FINANCIAL STATEMENT SCHEDULES --

         Schedules omitted since the information required to be submitted has been included in the Consolidated Financial Statements of Allied Waste Industries, Inc. or the notes thereto, or the required information is not applicable.


Exhibits --

 2.1 Stock Purchase Agreement dated September 17, 1996 among the Company, Allied NA, 3294862 Canada Inc., Laidlaw Inc., Laidlaw Transportation, Inc., Laidlaw Waste Systems, Inc., Laidlaw Waste Systems (Canada) Ltd. and Laidlaw Medical Services Ltd. Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 2, 1996, is incorporated herein by reference.

 2.2     Purchase Agreement relating to the 1996 Notes dated November 25, 1996.
         Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 19, 1996, is incorporated herein by reference.

 2.3 Share Purchase Agreement dated January 15, 1997 among the Company, Allied Waste Holdings (Canada) Ltd., Laidlaw Waste Systems, Inc., USA Waste Services, Inc. and Canadian Waste Services, Inc. Exhibit 10.0 to the Company's Current Report on Form 8-K dated January 30, 1997, is incorporated herein by reference.

 3.1     Amended Certificate of Incorporation of the Company.*

 3.2 Certificate of Designation, Preferences, Rights and Limitations of 7% Cumulative Convertible Preferred Stock, par value $.10 per share dated April 27, 1994. Exhibit 3.2 to Post-Effective Amendment Number 1 to the Company's Registration Statement on Form S-1 (No. 33-75070) is incorporated herein by reference.

 3.3 Amended and Restated Bylaws of the Company. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated November 5, 1996, is incorporated herein by reference.

 4.1 Specimen certificate for shares of Common Stock par value $.01 per share. Exhibit 4.2 of the Company's Registration Statement on Form S-1 (No. 33-48507) is incorporated herein by reference.

 4.2 Indenture relating to the 1994 Notes dated January 15, 1994 between the Company and First Trust National Association, as trustee ("First Trust"). Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.

 4.3 Specimen certificate representing the 1994 Notes. Exhibit 4.2 of the Company's Registration Statement on Form S-1 (No. 33-48507) is incorporated herein by reference.

 4.4 Second Supplemental Indenture relating to the 1994 Notes dated June 30, 1994 between the Company and First Trust. Exhibit 1.1 to the Company's Current Report on Form 8-K dated December 29, 1994, is incorporated herein by reference.

 4.5 Third Supplemental Indenture relating to the 1994 Notes dated January 31, 1995 between the Company and First Trust. Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.

 4.6 Fourth Supplemental Indenture relating to the 1994 Notes dated January 23, 1996, between the Company and First Trust. Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 22, 1996, is incorporated herein by reference.

 4.7 Fifth Supplemental Indenture relating to the 1994 Notes dated July 30, 1996 between the Company and First Trust. Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated August 14, 1996, is incorporated herein by reference.

 4.8 Indenture relating to the 1996 Notes dated February 28, 1997 between the Company and First Trust. Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333- 22575) is incorporated herein by reference.

 4.9 1991 Incentive Stock Plan of the Company. Exhibit 10.T to the Company's Form 10 dated May 14, 1991, is incorporated herein by reference.

 4.10 1991 Non-Employee Director Stock Plan of the Company. Exhibit 10.U to the Company's Form 10 dated May 14, 1991, is incorporated herein by reference.

 4.11 1993 Incentive Stock Plan of the Company. Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.

 4.12 1994 Amended and Restated Non-Employee Director Stock Option Plan of the Company. Exhibit B to the Company's Definitive Proxy Statement in accordance with Schedule 14A dated April 28, 1994, is incorporated herein by reference.

 4.13 Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.

 4.14 Amended and Restated 1994 Incentive Stock Plan. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated May 31, 1996, is incorporated herein by reference.

10.1     Employment Agreement dated May 18, 1992, between the Company and Roger
         A. Ramsey, as amended. Exhibit 10.33 to the Company's Registration Statement on Form S-1 (No. 33-37110) is incorporated herein by reference.

10.2 Employment Agreement dated October 20, 1993, between the Company and Thomas H. Van Weelden, as amended. Exhibit 10.32 to the Company's Registration Statement on Form S-1 (No. 33-37110) is incorporated herein by reference.

10.3 Employment Agreement dated January 3, 1994, between the Company and Larry D. Henk, as amended. Exhibit 10.43 to the Company's Current Report on Form S-1/A-1 (No. 33-75070) is incorporated herein by reference.

10.4 Employment Agreement dated May 26, 1994, between the Company and H. Steven Uthoff, as amended. Exhibit 10.45 to the Company's Current Report on Form S-1/A-1 (No. 33-75070) is incorporated herein by reference.

10.5 Securities Purchase Agreement dated October 27, 1994, between the Company and TPG Partners, L.P. (the "TPG Agreement"). Exhibit 1.1 to the Company's Current Report on Form 8-K dated November 4, 1994, is incorporated herein by reference.

10.6     First Amendment to the TPG Agreement dated December 1, 1994. Exhibit
         1.4 to the Company's Current Report on Form 8-K/A-1 dated November 4, 1994, is incorporated herein by reference.

10.7     Second Amendment to the TPG Agreement dated December 9, 1994. Exhibit
         1.5 to the Company's Current Report on Form 8-K/A-1 dated November 4, 1994, is incorporated herein by reference.

10.8     Third Amendment to the TPG Agreement dated December 16, 1994. Exhibit
         1.4 to the Company's Current Report on Form 8-K/A-2 dated November 4, 1994, is incorporated herein by reference.

10.9     Fourth Amendment to the TPG Agreement dated December 30, 1994. Exhibit
         1.1 to the Company's Current Report on Form 8-K/A-3 dated November 4, 1994, is incorporated herein by reference.

10.10 Agreement dated September 17, 1996, between Allied Waste Industries, Inc., TPG Partners, L.P. and TPG Parallel I, L.P. Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 2, 1996, is incorporated herein by reference.

10.11 Credit Agreement among the Company, Allied NA, and the various lenders represented by Goldman Sachs Credit Partners, L.P., Credit Suisse and Citibank, N.A. dated December 30, 1996.*

11.1     Statement regarding the computation of per share earnings -- primary.*

11.2 Statement regarding the computation of per share earnings -- fully diluted.*

12       Ratio of earnings to fixed charges.*

21       Subsidiaries of the Registrant.*

24.1     Consent of Arthur Anderson LLP.*

27       Financial Data Schedule *

----------
*    Filed herewith.

        REPORTS ON FORM 8-K DURING THE QUARTER ENDED DECEMBER 31, 1996--


         October 2, 1996            The Company's current report on Form 8-K
                                    reports that the Company entered into a
                                    Stock Purchase Agreement to acquire the
                                    solid waste management operations of Laidlaw
                                    Inc.

         November 29, 1996          The Company's current report on Form 8-K/A-1
                                    reports pro forma financial statements
                                    related to the acquisition of the solid
                                    waste management operations of Laidlaw Inc.

         December 19, 1996          The Company's current report on Form 8-K
                                    reports the issuance of $525 million 10.25% in Senior Subordinated Notes.

         December 20, 1996          The Company's current report on Form 8-K/A-2
                                    reports revised pro forma financial
                                    statements related to the acquisition of the solid waste management operations of Laidlaw
                                    Inc.

         December 27, 1996          The Company's current report on Form 8-K/A-3
                                    reports revised pro forma financial
                                    statements related to the acquisition of the solid waste management operations of Laidlaw
                                    Inc.

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this Report to be signed on its behalf by the undersigned, in the City of Scottsdale, State of Arizona, on March 27, 1997.

                                      ALLIED WASTE INDUSTRIES, INC.

                                      By:/s/HENRY L. HIRVELA
                                         -----------------------
                                         Henry L. Hirvela
                                         Vice President-Chief Financial officer
                                         (Principal Financial Officer)

                                      By:/s/PETER S. HATHAWAY
                                         -----------------------
                                         Peter S. Hathaway
                                         Vice President-Chief Accounting Officer
                                         (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 27, 1997.

            Signature                                             Title
    --------------------------         ------------------------------------------------
    /s/ROGER A. RAMSEY                 Director, Chairman of the Board of Directors
    --------------------               and Chief Executive Officer
       Roger A. Ramsey

    /s/THOMAS VAN WEELDEN              Director, President and Chief Operating Officer
    ----------------------
       Thomas Van Weelden

    /s/HENRY L. HIRVELA                Vice President - Chief Financial Officer
    ----------------------             (Principal Financial Officer)
       Henry L. Hirvela

    /s/PETER S. HATHAWAY               Vice President - Chief Accounting Officer
    ----------------------             (Principal Accounting Officer)
       Peter S. Hathaway

    /s/DANIEL J. IVAN                  Director, Vice President
    -----------------------
       Daniel J. Ivan

    /s/NOLAN LEHMANN                   Director
    -----------------------
       Nolan Lehmann

    /s/ROBERT G. REEDY                 Director
    -----------------------
       Robert G. Reedy

    /s/ALAN B. SHEPARD                 Director
    -----------------------
       Alan B. Shepard

    -----------------------            Director
       James G. Coulter

    /s/JEFFREY A. SHAW                 Director
       ----------------------
       Jeffrey A. Shaw

    /s/JOHN M. LEWIS                   Director
       -----------------------
       John M. Lewis

    /s/WILLIAM K. REILLY               Director
       -----------------------
       William K. Reilly

    /s/BRIAN A. O'LEARY                Director
       ----------------------
       Brian A. O'Leary

    /s/JAMES R. BULLOCK                Director
       ----------------------
       James R. Bullock

    /s/IVAN CAIRNS                     Director
       -----------------------
       Ivan Cairns

                                  EXHIBIT INDEX



  Exhibit #       Exhibit                                                   Page
  ---------       -------                                                   ----

      2.1 Stock Purchase Agreement dated September 17, 1996 among the Company, Allied NA, 3294862 Canada Inc., Laidlaw Inc., Laidlaw Transportation, Inc., Laidlaw Waste Systems, Inc., Laidlaw Waste Systems (Canada) Ltd. and Laidlaw Medical Services Ltd.
            Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 2, 1996, is incorporated herein by reference.

      2.2 Purchase Agreement relating to the 1996 Notes dated November 25, 1996. Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 19, 1996, is incorporated herein by reference.

      2.3 Share Purchase Agreement dated January 15, 1997 among the Company, Allied Waste Holdings (Canada) Ltd., Laidlaw Waste Systems, Inc., USA Waste Services, Inc. and Canadian Waste Services, Inc. Exhibit 10.0 to the Company's Current Report on Form 8-K dated January 30, 1997, is incorporated herein by reference.

      3.1   Amended Certificate of Incorporation of the Company.*

      3.2 Certificate of Designation, Preferences, Rights and Limitations of 7% Cumulative Convertible Preferred Stock, par value $.10 per share dated April 27, 1994. Exhibit 3.2 to Post-Effective Amendment Number 1 to the Company's Registration Statement on Form S-1 (No. 33-75070) is incorporated herein by reference.

      3.3 Amended and Restated Bylaws of the Company. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated November 5, 1996, is incorporated herein by reference.

      4.1 Specimen certificate for shares of Common Stock par value $.01 per share. Exhibit 4.2 of the Company's Registration Statement on Form S-1 (No. 33-48507) is incorporated herein by reference.

      4.2 Indenture relating to the 1994 Notes dated January 15, 1994 between the Company and First Trust National Association, as trustee ("First Trust"). Exhibit 4.1 to the Company's
            Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.

      4.3 Specimen certificate representing the 1994 Notes. Exhibit 4.2 of the Company's Registration Statement on Form S-1 (No. 33-48507) is incorporated herein by reference.

      4.4 Second Supplemental Indenture relating to the 1994 Notes dated June 30, 1994 between the Company and First Trust. Exhibit 1.1 to the Company's Current Report on Form 8-K dated December 29, 1994, is incorporated herein by reference.

      4.5 Third Supplemental Indenture relating to the 1994 Notes dated January 31, 1995 between the Company and First Trust. Exhibit
            10.3 to the Company's Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.

      4.6 Fourth Supplemental Indenture relating to the 1994 Notes dated January 23, 1996, between the Company and First Trust. Exhibit
            1.1 to the Company's Current Report on Form 8-K dated January 22, 1996, is incorporated herein by reference.

  Exhibit #       Exhibit                                                   Page
  ---------       --------                                                  ----

      4.7 Fifth Supplemental Indenture relating to the 1994 Notes dated July 30, 1996 between the Company and First Trust. Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated August 14, 1996, is incorporated herein by reference.

      4.8 Indenture relating to the 1996 Notes dated February 28, 1997 between the Company and First Trust. Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.

      4.9 1991 Incentive Stock Plan of the Company. Exhibit 10.T to the Company's Form 10 dated May 14, 1991, is incorporated herein by reference.

      4.10 1991 Non-Employee Director Stock Plan of the Company. Exhibit 10.U to the Company's Form 10 dated May 14, 1991, is incorporated herein by reference.

      4.11 1993 Incentive Stock Plan of the Company. Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.

      4.12 1994 Amended and Restated Non-Employee Director Stock Option Plan of the Company. Exhibit B to the Company's Definitive Proxy Statement in accordance with Schedule 14A dated April 28, 1994, is incorporated herein by reference.

      4.13 Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.

      4.14 Amended and Restated 1994 Incentive Stock Plan. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated May 31, 1996, is incorporated herein by reference.

      10.1 Employment Agreement dated May 18, 1992, between the Company and Roger A. Ramsey, as amended. Exhibit 10.33 to the Company's Registration Statement on Form S-1 (No. 33-37110) is incorporated herein by reference.

      10.2 Employment Agreement dated October 20, 1993, between the Company and Thomas H. Van Weelden, as amended. Exhibit 10.32 to the Company's Registration Statement on Form S-1 (No. 33-37110) is incorporated herein by reference.

      10.3 Employment Agreement dated January 3, 1994, between the Company and Larry D. Henk, as amended. Exhibit 10.43 to the Company's Current Report on Form S-1/A-1 (No. 33-75070) is incorporated herein by reference.

      10.4 Employment Agreement dated May 26, 1994, between the Company and H. Steven Uthoff, as amended. Exhibit 10.45 to the Company's Current Report on Form S-1/A-1 (No. 33-75070) is incorporated herein by reference.

      10.5 Securities Purchase Agreement dated October 27, 1994, between the Company and TPG Partners, L.P. (the "TPG Agreement").
            Exhibit 1.1 to the Company's Current Report on Form 8-K dated November 4, 1994, is incorporated herein by reference.

      10.6  First Amendment to the TPG Agreement dated December 1, 1994.
            Exhibit 1.4 to the Company's Current Report on Form 8-K/A-1 dated November 4, 1994, is incorporated herein by reference.

      10.7  Second Amendment to the TPG Agreement dated December 9, 1994.
            Exhibit 1.5 to the Company's Current Report on Form 8-K/A-1 dated November 4, 1994, is incorporated herein by reference.

      10.8  Third Amendment to the TPG Agreement dated December 16, 1994.
            Exhibit 1.4 to the Company's Current Report on Form 8-K/A-2 dated November 4, 1994, is incorporated herein by reference.

  Exhibit #       Exhibit                                                   Page
  ---------       -------                                                   ----

      10.9  Fourth Amendment to the TPG Agreement dated December 30, 1994.
            Exhibit 1.1 to the Company's Current Report on Form 8-K/A-3 dated November 4, 1994, is incorporated herein by reference.

      10.10 Agreement dated September 17, 1996, between Allied Waste Industries, Inc., TPG Partners, L.P. and TPG Parallel I, L.P.
            Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 2, 1996, is incorporated herein by reference.

      10.11 Credit Agreement among the Company, Allied NA, and the various lenders represented by Goldman Sachs Credit Partners, L.P., Credit Suisse and Citibank, N.A. dated December 30, 1996.*

      11.1 Statement regarding the computation of per share earnings -- primary.*

      11.2 Statement regarding the computation of per share earnings -- fully diluted.*

      12    Ratio of earning to fixed charges.*

      21    Subsidiaries of the Registrant.*

      24.1  Consent of Arthur Anderson LLP.*

      27    Financial Data Schedule*

---------
*  Filed herewith.