Form 10-K/A
period 1996-12-31
ALLIED WASTE INDUSTRIES INC
filed 1997-04-30
CIK 848865

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                 FORM 10-K/A-1


(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES ACT OF 1934

                         COMMISSION FILE NUMBER 0-19385

                            ------------------------

                         ALLIED WASTE INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
---------------------------------------------     ---------------------------------------------
        Common Stock, $.01 par value                               NASDAQ/NMS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was $274,537,542 as of March 24, 1997.

     The number of shares of the Company's common stock, $.01 par value, outstanding at March 24, 1997 was 75,648,107.

     The registrant's proxy statement is to be filed in connection with the registrant's 1996 annual meeting of stockholders and is incorporated by reference into Part III of this report.

================================================================================

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     All of the Company's directors and executive officers are set forth in the following table:



                                                                               DIRECTOR
            NAME                            POSITION HELD                AGE    SINCE
----------------------------  -----------------------------------------  ---   --------
Roger A. Ramsey.............  Chairman of the Board of Directors, Chief  58      1989
                                Executive Officer, Director
Thomas H. Van Weelden.......  President, Chief Operating Officer,        42      1992
                              Director
Daniel J. Ivan..............  Vice President, Director                   56      1990
Henry L. Hirvela............  Vice President, Chief Financial Officer    45
Michael G. Hannon...........  Vice President of Corporate Development    42
Peter S. Hathaway...........  Vice President, Treasurer and Chief        41
                              Accounting Officer
Steven M. Helm..............  Vice President-Legal and Secretary         49
Larry D. Henk...............  Vice President of Operations               37
H. Steven Uthoff............  Vice President, Controller                 48
Nolan Lehmann...............  Director                                   52      1990
Robert G. Reedy.............  Director                                   43      1992
Alan B. Shepard.............  Director                                   73      1994
James G. Coulter............  Director                                   37      1995
John M. Lewis...............  Director                                   66      1995
William K. Reilly...........  Director                                   57      1995
Jeffrey A. Shaw.............  Director                                   32      1995
Ivan Cairns.................  Director                                   51      1997
James Bullock...............  Director                                   52      1997
Brian A. O'Leary............  Director                                   58      1997



     For certain information regarding the beneficial ownership of the Common Stock by each of the directors and officers, see Item 12.



     Roger A. Ramsey has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since October 1989. He also served as President of the Company from May 1992 to December 1992. Mr. Ramsey devotes substantially all of his time to the Company's business. Since August 1986, Mr. Ramsey has served as a general partner of Houston Partners ("HP"), a venture capital firm located in Houston, Texas, which through its affiliates is a stockholder of the Company. In 1968, Mr. Ramsey co-founded Browning-Ferris Industries, Inc. ("BFI") and served as its Vice President and Chief Financial Officer until 1976. Mr. Ramsey is also a member of the Board of Trustees of Texas Christian University.



     Thomas H. Van Weelden joined the Company in January 1992 as its Vice President -- Development, and was promoted to President and Chief Operating Officer in December 1992. He was also elected a Director in March 1992. Mr. Van Weelden served as President and Chief Executive Officer of R.18, Inc. ("R.18"), a solid waste disposal company in East Moline, Illinois, from 1991 until its acquisition by the Company in January 1992 and as President of Van Weelden Brothers Waste and Vermillion Waste from 1975 until their acquisition by the Company in July 1992.



     Daniel J. Ivan has served as a Director of the Company since October 1990, and was named Executive Vice President in December 1992. Mr. Ivan joined the Company in July 1990 as a marketing and development executive and served in that capacity until his promotion to President in October 1990, in which capacity he served until May 1992. He served as Vice President -- Administration and Controller from May 1992 to November 1992. From 1987 to 1990, he served as the General Manager of the combined Houston and Beaumont operations for WMX Technologies, Inc. ("Waste Management"). Prior to that, Mr. Ivan served for a brief period as General Manager of Waste Management's Fort Worth operations. From 1964 to 1987, he was employed by The Dow Chemical Company and rose, through various management positions, to become a Vice President of Operations at Dowell, Inc., Dow Chemical's oil field services division.



     Henry L. Hirvela has served as Vice President and Chief Financial Officer of the Company since May 1996. From September 1995 through February 1996 he served as Chief Financial Officer for Power Computing Corporation ("Power Computing"), a privately owned manufacturer of Macintosh operating system personal computers. Prior to joining Power Computing, Mr. Hirvela was employed by BFI since 1988 as Vice President-Treasurer with responsibility for the company's global finance and cash management functions. From 1981 until 1988 Mr. Hirvela worked for Texas Eastern Corporation, a diversified international energy company, in a number of management positions including Assistant Treasurer and Manager-Corporate Development. Prior to joining Texas Eastern Corporation Mr. Hirvela worked for Bank of America as an operations officer in San Diego, California.



     Michael G. Hannon has served as Vice President of Corporate Development of the Company since April 1994. From 1975 to 1993, Mr. Hannon was employed by Laidlaw where he held a variety of management positions. His most recent position at Laidlaw was that of Regional Vice President, with overall responsibility for Laidlaw's 24 midwestern waste service operations having annual revenues in excess of $100 million. Prior to holding that position, Mr. Hannon held positions in Mergers & Acquisitions and served as Controller.



     Peter S. Hathaway has served as Vice President and Chief Accounting Officer of the Company since February 1995. From September 1991 through 1994 he was employed by BFI as Controller and Finance Director for certain Italian operations holding responsibilities for the acquisitions, reorganization and integration, controllership, and financing functions of a $100 million joint venture. From 1979 through September 1991, Mr. Hathaway served in the audit division of Arthur Andersen LLP in Colorado, Italy and Connecticut, most recently in the position of Senior Manager.



     Steven M. Helm has served as Vice President - Legal and Secretary of the Company since May 1996. Prior to joining the Company, Mr. Helm was an attorney in private practice in Danville, Illinois.



     Larry D. Henk has served as Vice President of Operations of the Company since June 1994. Mr. Henk joined the Company in January 1992, as General Manager of R.18, when it was acquired by the Company. Prior to joining the Company, Mr. Henk served as General Manager of R.18 since 1991 and General Manager of Environmental Development Corporation from 1987 until its acquisition by the Company in July 1992.



     H. Steven Uthoff has served as Vice President and Controller of the Company since November 1996. Mr. Uthoff has also served as Vice President and Controller of the Company since January 1995. Between 1989 and 1994, Mr. Uthoff served as Vice President and Controller of Loroff Enterprises, Inc., a Houston, Texas management consulting firm, specializing in contract acquisition, business turnaround, accounting and tax services. From 1987 to 1989, Mr. Uthoff served as Financial Controller, North America, for Mannai Investment Co., Inc., an investment banking firm based in London, England.



     Nolan Lehmann has served as a Director of the Company since October 1990. Since 1983, Mr. Lehmann has served as President and a Director of Equus Capital Management Corporation, a registered investment advisor, and Equus II Incorporated ("Equus"), a registered public investment company whose stock is traded on the American Stock Exchange. Mr. Lehmann also serves as a director of American Residential Services, Inc., a residential services company, Brazos Sportswear, Inc., a casual sportswear company, Drypers Corporation, a manufacturer of disposable diapers, and Garden Ridge Corporation, a specialty retailer, all of which are public companies.



     Robert G. Reedy has served as a Director of the Company since March 1992. Since January 1989, Mr. Reedy has been a partner of Porter & Hedges, LLP, a law firm in Houston, Texas, and the Company's principal outside legal counsel.

     Alan B. Shepard has served as a Director since April 1994. Mr. Shepard is a retired Real Admiral of the United States Navy and a former astronaut with NASA, retiring from the United States Navy and NASA in August 1974. Mr. Shepard is currently the President of Seven Fourteen Enterprises, a Houston-based investment company, and a limited partner of HP. He also serves as President of the Mercury Seven Foundation, a non-profit organization that awards scholarships to college students and as a Director of American Capital Bond Fund, American Capital Convertible Securities Fund and Kwik-Kopy Corporation.



     James G. Coulter has served as a Director since January 1995. Mr. Coulter has served as a Vice President of TPG Advisors, Inc., which is the general partner of TPG GenPar, L.P., the general partner of TPG Partners, L.P. and TPG Parallel I, L.P. (collectively, "TPG"), since 1992. From 1986 to 1992, Mr. Coulter was a Vice President of Keystone, Inc. (formerly the Robert M. Bass Group, Inc.), an investment firm. Mr. Coulter also serves as a Director of American Savings Bank, F.A., Virgin Cinemas Ltd., and America West Airlines, Inc.



     John M. Lewis has served as a Director since January 1995. Mr. Lewis was President and Chief Executive Officer of Wometco Cable Corporation from 1988 to 1994.



     William K. Reilly has served as a Director since January 1995. Mr. Reilly was Administrator of the United States Environmental Protection Agency from 1989 to 1993. In 1993, Mr. Reilly served as President of the World Wildlife Fund. Also in 1993, Mr. Reilly began serving as a Visiting Professor at the Institute of International Studies at Stanford University. Mr. Reilly also serves as a Director of several organizations, including E.I. du Pont de Nemours and Company, the National Geographic Society, the World Wildlife Fund and the Yale University Corporation.



     Jeffrey A. Shaw has served as a Director since January 1995. Mr. Shaw has been a managing director at TPG since 1993. From 1990 to 1993, Mr. Shaw was associated with Oakhill Partners, Inc., an investment firm. From 1986 to 1988, Mr. Shaw was a financial analyst in the Emerging Growth Group and Corporate Finance Department of Goldman, Sachs & Co. Mr. Shaw also serves as a Director of Continental Micronesia, Inc. and Favorite Brands International, Inc.



     Ivan R. Cairns has been a director of the Company since 1997 and has served as Senior Vice-President and General Counsel since October 1990 of Laidlaw and, prior thereto, was Vice-President and General Counsel and Secretary since November 1981.



     James R. Bullock has been a director of the Company since 1997 and has served as President and Chief Executive Officer of Laidlaw since October 1993. For more than two years prior thereto, he was President and Chief Executive Officer of Cadillac Fairview Corporation Limited, a property development company.



     Brian A. O'Leary has served as a Director since January 1997. In 1970, Mr. O'Leary founded Container Corporation of Carolina, Inc. ("CCC") a solid waste collection company in Charlotte, North Carolina and served as its President and CEO until its acquisition by the Company in June 1996.



SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) reports they file.



     Based solely on a review of the forms the Company has received or prepared, the Company believes that during the year ended December 31, 1996, all filing requirements to the Company's Directors, officers and greater than 10% stockholders were met except Henry L. Hirvela, Steven M. Helm, Brian A. O'Leary and Alan B. Shepard were each late in filing one report regarding one transaction.

ITEM 11.  EXECUTIVE COMPENSATION


     Summary of Compensation. The following table provides certain summary information concerning compensation paid or accrued during the fiscal years ended December 31, 1996, 1995 and 1994 to the Company's Chief Executive Officer and to each of the four other most highly compensated executive officers serving at the end of the fiscal year ended December 31, 1996 (the "Named Executive Officers"):



                                                                                          LONG TERM
                                                                                         COMPENSATION
                                                                                            AWARDS
                                                                                         ------------
                                                           ANNUAL COMPENSATION            SECURITIES
                                                    ----------------------------------    UNDERLYING
                                                                          OTHER ANNUAL     OPTIONS/
             NAME AND POSITION               YEAR    SALARY     BONUS     COMPENSATION    SARS(1)(#)
-------------------------------------------  ----   --------   --------   ------------   ------------
Roger A. Ramsey............................  1996   $348,803   $120,000     $  9,972(2)     600,000
  Chief Executive Officer                    1995    260,000    200,000           --        232,175
                                             1994    223,538     32,500           --         40,000
Thomas H. Van Weelden......................  1996    357,345    120,000        6,849(2)     600,000
  President and Chief Operating Officer      1995    260,000    160,000           --        232,175
                                             1994    223,538     52,500      170,638(3)      40,000
Larry D. Henk..............................  1996    197,700     85,000          448(2)      40,000
  Vice President -- Operations               1995    175,000     65,000           --        150,000
                                             1994    135,800     44,000           --         68,100
H. Steven Uthoff...........................  1996    197,147     45,000       68,569(4)      40,000
  Vice President -- Controller               1995    175,000     52,500           --        150,000
                                             1994     84,015      9,000           --         25,000
Henry L. Hirvela...........................  1996    157,827     85,000       26,830(5)     100,000
  Vice President -- Chief Financial Officer  1995         --         --           --             --
                                             1994         --         --           --             --


---------------

(1) See "-- Option Grants in Last Fiscal Year," for certain information regarding options granted during the fiscal year ended December 31, 1996.



(2) Represents dues associated with membership in certain organizations.



(3) Includes $156,261 paid by the Company as reimbursement for certain relocation expenses, $10,772 for automobile allowance, fuel and maintenance, and $3,605 for dues associated with membership in certain organizations.



(4) Represents reimbursement for certain relocation expenses.



(5) Includes $26,553 paid by the Company as reimbursement for certain relocation expenses and $277 for dues associated with membership in certain organizations.

     Option Grants in Last Fiscal Year. The following table provides certain information with respect to options granted to the Chief Executive Officer and to each of the Named Executive Officers during the fiscal year ended December 31, 1996 under the Incentive Plans:



                                              INDIVIDUAL GRANTS                        POTENTIAL REALIZABLE
                           --------------------------------------------------------   VALUE AT ASSUMED ANNUAL
                            NUMBER OF     PERCENT OF TOTAL                             RATES OF STOCK PRICE
                            SECURITIES      OPTIONS/SARS     EXERCISE                 APPRECIATION FOR OPTION
                            UNDERLYING       GRANTED TO       OR BASE                         TERM(2)
                           OPTIONS/SARS     EMPLOYEES IN       PRICE     EXPIRATION   -----------------------
    NAME AND POSITION      GRANTED(#)(1)    FISCAL YEAR      ($/SHARE)      DATE        5%($)        10%($)
-------------------------  ------------   ----------------   ---------   ----------   ----------   ----------
Roger A. Ramsey..........     400,000            21%          $ 9.500     06/21/06    $2,389,800   $6,056,221
  Chief Executive Officer     100,000             5%            9.500     06/21/06       597,450    1,514,055
                              100,000             5%            8.125       N/A          510,977    1,294,916
Thomas H. Van Weelden....     400,000            21%            9.500     06/21/06     2,389,800    6,056,221
  President and COO           100,000             5%            9.500     06/21/06       597,450    1,514,055
                              100,000             5%            8.125       N/A          510,977    1,294,916
Larry D. Henk............      40,000             2%            6.875     01/24/06       172,946      438,279
  Vice President --
  Operations
H. Steven Uthoff.........      40,000             2%            6.875     01/24/06       172,946      438,279
  Vice President --
  Controller
Henry L. Hirvela.........     100,000             5%            9.125     04/01/06       573,866    1,454,290
  Vice President and CFO


---------------

(1) Each option granted under the Incentive Plans becomes immediately exercisable on the occurrence of a Change in Control (as defined in the Incentive Plans). No stock appreciation rights were granted during 1996. Mr. Ramsey and Mr. Van Weelden each were awarded 100,000 in restricted stock during 1996. The restrictions may be released or accelerated under certain conditions.



(2) Because the exercise price of all options equals the market price per share of Common Stock on the date of grant, the potential realizable value of the options assuming 0% stock price appreciation is zero.



     Aggregated Option Exercises and Fiscal Year Ended Option Values. The following table provides certain information with respect to options exercised during the fiscal year ended December 31, 1996 by the Chief Executive Officer and each of the Named Executive Officers listed in the preceding tables:



                                                               NUMBER OF                VALUE OF
                                                         SECURITIES UNDERLYING         UNEXERCISED
                                                              UNEXERCISED             IN-THE-MONEY
                               SHARES                        OPTIONS/SARS            OPTIONS/SARS AT
                             ACQUIRED ON      VALUE      AT FISCAL YEAR-END(#)    FISCAL YEAR-END($)(1)
           NAME              EXERCISE(#)   REALIZED($)   EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
---------------------------  -----------   -----------   ---------------------   -----------------------
Roger A. Ramsey............      --            --        564,494       595,181   $2,453,265     $353,313
Thomas H. Van Weelden......      --            --        401,994       520,181    1,608,263      240,815
Larry D. Henk..............      --            --        179,800        90,000      825,975      344,000
H. Steven Uthoff...........      --            --        125,000        90,000      604,250      344,000
Henry L. Hirvela...........      --            --             --       100,000           --       12,500


---------------

(1) Calculated by multiplying the number of shares underlying outstanding in-the-money options by the difference between the last sales price of the Common Stock on December 31, 1996 ($9.25 per share) and the exercise price, which ranges between $3.00 and $9.125 per share. Options are in-the-money if the fair market value of the underlying Common Stock exceeds the exercise price of the option.

     Employment Agreements. The Company has entered into Executive Employment Agreements with certain Named Executive Officers. The Executive Employment Agreements of Mr. Ramsey and Mr. Van Weelden provide a base salary of $500,000 and a primary term which expires in 1999 that, after each year of employment, is automatically renewed for successive one-year terms. The Executive Employment Agreements of Mr. Henk and Mr. Uthoff provide for salaries of $260,000 and $225,000, respectively, and a primary term which expires in 1997 that is automatically renewed for successive one-year terms. If the Executive Employment Agreements of Messrs. Ramsey, Van Weelden, Henk or Uthoff are terminated by the employee for Good Reason (as defined in the Executive Employment Agreement), of by the Company without Cause (as defined in the Executive Employment Agreement), the base salary will be paid until expiration of the term of the Executive Employment Agreement. If the Executive Employment Agreements of Messrs. Ramsey, Van Weelden, Henk or Uthoff are terminated by the employee for Good Reason or by the Company without Cause and a Change in Control (as defined in the Executive Employment Agreement) has occurred within two years preceding the date of termination, the Company is obligated to pay an amount equal to the sum of two times the base salary on the date of termination and the bonus paid for the previous year. The Company has also entered into Employment Agreements with Anthony F. Ciofalo, Michael G. Hannon, Peter S. Hathaway, Steven M. Helm and Daniel J. Ivan. These Employment Agreements provide for base salaries ranging from $85,000 to $225,000, as well as terms and severance arrangements similar to those found in the Executive Employment Agreements of the Named Executive Officers.



     Compensation Committee Interlocks and Insider Participation. Messrs. Coulter, Lehmann and Shepard served on the Compensation Committee of the Board of Directors in 1996. No member of the Compensation Committee has ever served as an executive officer of the Company. The Company has issued securities to, and raised working capital through borrowings from Equus. See "-- Certain Relationships and Related Transactions."



MANAGEMENT DEVELOPMENT AND COMPENSATION COMMITTEE REPORT



     Under the supervision of the Compensation Committee, the Company has developed and implemented compensation policies, plans and programs designed to enhance the profitability of the Company, and therefore stockholder value, by aligning closely the financial interests of the Company's senior executives with those of its stockholders. Therefore, executive compensation is related to the financial performance of the Company and consists of the following elements: base compensation, cash bonus and incentive stock benefits.



     Executive base compensation for senior executives (including the Chief Executive Officer and the Named Executive Officers) is intended to be competitive with that paid in comparably situated industries and to provide a reasonable degree of financial security and flexibility to those individuals who the Board of Directors regards as adequately performing the duties associated with the various senior executive positions. In furtherance of this objective, the Compensation Committee periodically, though not necessarily annually, reviews the salary levels of a sampling of solid waste management companies that are regarded by the Compensation Committee as having sufficiently similar financial and operational characteristics to provide a reasonable basis for comparison. Although the Compensation Committee does not attempt to specifically tie executive base pay to that offered by any particular sampling of companies, the review provides a useful gauge in administering the Company's base compensation policy. In general, however, the Compensation Committee considers the credentials, length of service, experience, and consistent performance of each individual senior executive when setting compensation levels. To ensure retention of qualified management, the Company has entered into employment agreements with its key management personnel. The employment agreements establish annual base salary amounts that the Compensation Committee may increase, based on the foregoing criteria.



     The Compensation Committee evaluated the experience, length of service and the general success of the Company's operations in determining the Chief Executive Officer's compensation for 1996. The Compensation Committee also considered the Company's growth through its acquisition strategy, the Company's revenues, profitability and realization of operational efficiencies in 1996. The Compensation Committee noted that the Company achieved significant growth in revenues and profitability in 1996 as compared to 1995 and that the Company successfully completed the Laidlaw Acquisition, which significantly increased the

Company's revenues and scope of operations in 1996. Based on these factors, the Committee increased the salary of the Chief Executive Officer to $500,000 for 1997.



     Annual cash bonuses reflect a policy of requiring a certain level of Company financial performance for the year before any cash bonuses are earned by senior executives. In setting such performance criteria, the Compensation Committee considers the total compensation payable or potentially available to the Chief Executive Officer and other senior executives, including the Named Executive Officers. The Compensation Committee has tied potential bonus compensation to performance factors, including the officer's efforts and contributions towards obtaining Company goals, the Company's overall growth, and the results of the officer's efforts in achieving Company growth. Based on the Company's significantly improved financial performance in 1996, as reflected in significant increases in revenues, cash flow, earnings per share and shareholder return on equity, and the successful completion of the Laidlaw Acquisition, the Compensation Committee awarded a bonus of $120,000 to the CEO.



     The Incentive Plans are intended to provide key employees, including the Chief Executive Officer and the Named Executive Officers of the Company and its subsidiaries with a continuing proprietary interest in the Company, with a view to increasing the interest in the Company's welfare of those personnel who share the primary responsibility for the management and growth of the Company. Moreover, the Incentive Plans provide a significant non-cash form of compensation, which is intended to benefit the Company by enabling it to continue to attract and to retain qualified personnel.



     The Compensation Committee is authorized to make Incentive Awards under the Incentive Plans to key employees, including officers (whether or not they are also directors) of the Company and its subsidiaries. Although the Incentive Awards are not based on any one criteria, the Committee considers:



          (i) management's ability to implement the Company's strategy of geographic expansion through acquisition followed by successful integration and assimilation of the acquired companies;



          (ii) margin improvements achieved through management's realization of operational efficiencies, as well as revenue and earnings growth; and



          (iii) the attainment of personal performance goals established for certain employees as well as district and company-wide performance goals.



     The Compensation Committee also uses Incentive Awards as a form of compensation in lieu of providing salary increases, based on its view that Incentive Awards provide a more effective incentive for management performance than cash payment.



     Based on these criteria, during the fiscal year ended December 31, 1996, the Company granted to the Chief Executive Officer and Named Executive Officers options covering an aggregate of 1,180,000 shares of Common Stock at exercise prices between $6.875 and $9.500 per share. At December 31, 1996, the Chief Executive Officer and Named Executive Officers held options covering an aggregate of approximately 2,666,650 shares of which 1,271,288 shares were vested and exercisable.



     The Management Development and Compensation Committee of the Board of Directors.



                                 Nolan Lehmann
                                Alan B. Shepard
                                James G. Coulter

PERFORMANCE GRAPH

        The following performance graph compares the performance of the Common Stock to the Nasdaq Composite Index and to an index of peer companies selected by the Company. The graph covers the period from December 31, 1991 to December 31, 1996. The graph assumes that the value of the investment in the Common Stock and each index was $100 at December 31, 1991 and that all dividends were reinvested.

                                12/31/91   12/31/92   12/31/93   12/30/94   12/29/95   12/31/96
                                --------   --------   --------   --------   --------   --------
Allied Waste Industries, Inc.    $  9.00    $  4.75    $  5.25    $  4.00    $  7.13    $  9.25
-----------------------------------------------------------------------------------------------
Index                              100.0       52.8       58.3       44.4       79.2      102.8
-----------------------------------------------------------------------------------------------

Nasdaq Composite Index           $187.20    $217.86    $250.09    $244.46    $345.72    $425.28
-----------------------------------------------------------------------------------------------
Index                              100.0      116.4      133.6      130.6      184.7      227.2
-----------------------------------------------------------------------------------------------

Peer Group:
BFI, Inc.                        $ 21.75    $ 26.13    $ 25.75    $ 28.38    $ 29.38    $ 26.25
American Waste Services, Inc.       7.38       3.38       3.13       1.63       2.00       2.38
WMX Technologies, Inc.             42.13      40.00      26.38      26.13      29.75      32.50
USA Waste Services, Inc.           14.00      14.50      11.38      11.38      18.88      31.88
                                 --------------------------------------------------------------
Total                            $ 85.26    $ 84.01    $ 66.64    $ 67.50    $ 80.00    $ 93.00
-----------------------------------------------------------------------------------------------
Index                              100.0       98.5       78.2       79.2       93.8      109.1
-----------------------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                             PRINCIPAL STOCKHOLDERS



     The following table sets forth certain information regarding the beneficial ownership of the Common Stock at March 31, 1997 by: (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) each director and named executive officer, and
(iii) all directors and executive officers of the Company as a group.



                                                                                    PERCENT
               NAME OF PERSON OR IDENTITY OF GROUP(1)                NUMBER         OF CLASS
    -------------------------------------------------------------  ----------       --------
    Roger A. Ramsey..............................................     998,667(2)       1.3%
    Thomas H. Van Weelden........................................   1,309,013(3)       1.7%
    Laidlaw Transportation, Inc.(4)(17)..........................  14,600,000(5)      19.1%
              669 Airport Freeway, Suite 400
              Hurst, Texas 76102
    TPG Partners, L.P.(17).......................................  11,776,765(6)      15.3%
    TPG Parallel I, L.P.
              201 Main Street, Suite 2420
              Fort Worth, Texas 76102
    Nolan Lehmann................................................   1,547,310(7)       2.0%
    Brian A. O'Leary.............................................   6,005,241          7.8%
    Daniel J. Ivan...............................................     113,903(8)         *
    Larry D. Henk................................................     288,020(9)         *
    H. Steven Uthoff.............................................     202,333(10)        *
    Robert G. Reedy..............................................      71,893(11)        *
    Alan B. Shepard..............................................      74,596(12)        *
    James Bullock................................................      25,000(13)       --
    Iran R. Cairns...............................................  14,625,000(14)     19.1%
    William K. Reilly............................................      35,000(13)        *
    John M. Lewis................................................      37,243(15)        *
    James G. Coulter.............................................  11,811,765(16)     15.3%
    Jeffrey A. Shaw..............................................      35,000(13)        *
    All directors and executive officers as a group (19 persons)
      (2)-(3), (6)-(16)..........................................  32,607,966         41.3%


---------------

  *  Does not exceed one percent.



 (1) Unless otherwise indicated, the address of each person or group listed above is 15880 North Greenway-Hayden Loop, Suite 100, Scottsdale, Arizona 85260.



 (2) Includes (i) 75,694 shares of Common Stock that are beneficially owned by an affiliate of Mr. Ramsey and (ii) 564,494 shares of Common Stock that may be acquired on the exercise of options.



 (3) Includes 440,119 shares of Common Stock that may be acquired on the exercise of options and warrants.



 (4) Laidlaw Transportation, Inc. is a wholly-owned subsidiary of Laidlaw Inc., 3221 North Service Road, Burlington, Ontario, Canada L7R 3Y8



 (5) Does not include a warrant to purchase 20,400,000 shares of Common Stock which may not be exercised by Laidlaw Transportation, Inc. or any affiliate unless there is a change of control of the Company.



 (6) The general partners of each of TPG Partners, L.P. and TPG Parallel I, L.P. is TPG GenPar, L.P., a Delaware limited partnership. The general partner of TPG GenPar, L.P. is TPG Advisors, Inc. a

     Delaware corporation. The stockholders of TPG Advisors, Inc. are David Bonderman, James G. Coulter and William S. Price, III, none of whom own a majority of the outstanding stock.



 (7) Includes (i) 1,491,449 shares of Common Stock that are beneficially owned by an affiliate of Mr. Lehmann, and (ii) 45,000 shares of Common Stock that may be acquired on the exercise of options.



 (8) Includes 110,567 shares of Common Stock that may be acquired on the exercise of options.



 (9) Includes 243,133 shares of Common Stock that may be acquired on the exercise of options.



(10) Includes 188,333 shares of Common Stock that may be acquired on the exercise of options and warrants.



(11) Includes 45,000 shares of Common Stock that may be acquired on the exercise of options.



(12) Includes 45,000 shares of Common Stock that may be acquired on the exercise of options.



(13) Represents shares of Common Stock that may be acquired on the exercise of options.



(14) Includes (i) 25,000 shares of Common Stock that may be acquired on the exercise of options and (ii) 14,600,000 shares of Common Stock that are beneficially owned by Laidlaw Transportation, Inc.



(15) Includes 35,000 shares of Common Stock that may be acquired on the exercise of options.



(16) Includes (i) 35,000 shares of Common Stock that may be acquired on the exercise of options and (ii) 11,776,765 shares of Common Stock which are beneficially owned by TPG Partners, L.P.



(17) Subsequent to March 31, 1997, Laidlaw, TPG and the Company entered into agreements pursuant to which these shares will be purchased by Apollo Investment Fund III, L.P. and Blackstone Capital Partners II Merchant Banking Fund L.P., and which are expected to close in the second quarter of 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The Company enters into transactions with related parties only with the approval of a majority of the independent and disinterested Directors and only on terms the Company believes to be comparable to or better than those that would be available from unaffiliated parties. In the Company's view, all of the transactions described below meet that standard.



     Nolan Lehmann is President and a Director of Equus and a Director of the Company. On May 3, 1996, the Company issued 23,751 shares of its Common Stock to Equus in satisfaction of a conversion fee due pursuant to the conversion of 9% Cumulative Convertible Preferred Stock.



     Roger A. Ramsey is a general partner of HP, which through its affiliates is a stockholder of the Company, and is Chairman, Chief Executive Officer and a Director of the Company.



     In consideration of the acquisition of R.18 in January 1992, the Company and Thomas H. Van Weelden entered into a non-competition agreement which provides for the payment to Mr. Van Weelden of an annual fee of $25,000 through February, 1997. Prior to the Company's acquisition of EDC, Mr. Van Weelden, certain of his affiliates and certain other persons entered into an agreement with EDC pursuant to which EDC is obligated to pay an aggregate of $5.6 million on the issuance of a permit entitling EDC or its subsidiaries to operate a non-hazardous solid waste landfill comprising at least 7,000,000 cubic yards of airspace on a tract of land formerly owned by such parties. In April 1995, this permit was issued and the $5.6 million obligation was remitted to the aforementioned parties in the form of cash and promissory notes. Thomas H. Van Weelden, Larry D. Henk and James G. Van Weelden received $1,204,875,$187,250 and $655,375, respectively, in four-year promissory notes bearing interest at 12%. All promissory notes issued in connection with this permit are guaranteed by the Company.



     Curtis T. Ramsey received $88,350 in salary plus bonus for the year ended December 31, 1996. Curtis Ramsey is the son of Roger A. Ramsey.



     Edward L. Van Weelden and James G. Van Weelden received $135,000 and $160,000, respectively, in salary and bonus for the year ended December 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this Report to be signed on its behalf by the undersigned, in the City of Scottsdale, State of Arizona, on April 30, 1997.


                                          Allied Waste Industries, Inc.

                                          By:      /s/ HENRY L. HIRVELA
                                            ------------------------------------
                                            Henry L. Hirvela

                                            Vice President-Chief Financial
                                              officer
                                            (Principal Financial Officer)

                                          By:      /s/ PETER S. HATHAWAY
                                            ------------------------------------
                                            Peter S. Hathaway

                                            Vice President-Chief Accounting
                                              Officer
                                            (Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on April 30, 1997.


                SIGNATURE                                         TITLE
------------------------------------------   ------------------------------------------------

           /s/ ROGER A. RAMSEY               Director, Chairman of the Board of Directors and
------------------------------------------     Chief Executive Officer
             Roger A. Ramsey
          /s/ THOMAS VAN WEELDEN             Director, President and Chief Operating Officer
------------------------------------------
            Thomas Van Weelden

           /s/ HENRY L. HIRVELA              Vice President -- Chief Financial Officer
------------------------------------------     (Principal Financial Officer)
             Henry L. Hirvela

          /s/ PETER S. HATHAWAY              Vice President -- Chief Accounting Officer
------------------------------------------     (Principal Accounting Officer)
            Peter S. Hathaway

            /s/ DANIEL J. IVAN               Director, Vice President
------------------------------------------
              Daniel J. Ivan

            /s/ NOLAN LEHMANN                Director
------------------------------------------
              Nolan Lehmann

           /s/ ROBERT G. REEDY               Director
------------------------------------------
             Robert G. Reedy

           /s/ ALAN B. SHEPARD               Director
------------------------------------------
             Alan B. Shepard

                                             Director
------------------------------------------
             James G. Coulter

                SIGNATURE                                         TITLE
------------------------------------------   ------------------------------------------------


           /s/ JEFFREY A. SHAW               Director
------------------------------------------
             Jeffrey A. Shaw

            /s/ JOHN M. LEWIS                Director
------------------------------------------
              John M. Lewis

          /s/ WILLIAM K. REILLY              Director
------------------------------------------
            William K. Reilly

           /s/ BRIAN A. O'LEARY              Director
------------------------------------------
             Brian A. O'Leary

           /s/ JAMES R. BULLOCK              Director
------------------------------------------
             James R. Bullock

             /s/ IVAN CAIRNS                 Director
------------------------------------------
               Ivan Cairns