Form 10-Q
period 1997-03-31
ALLIED WASTE INDUSTRIES INC
filed 1997-05-15
CIK 848865

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       For The quarterly period ended:      March 31, 1997

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


     15880 North Greenway-Hayden Loop, Suite 100, Scottsdale, Arizona 85260
              (Address of principal executive offices and zip code)


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


                                  Yes   X    No
                                       ---      ---

       Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

                  CLASS                   OUTSTANDING AS OF MARCH 31, 1997
                  -----                   --------------------------------
             Common Stock.................          75,813,070

                          ALLIED WASTE INDUSTRIES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX

                                                                                                            PAGE
                                                                                                            ----
PART I     FINANCIAL INFORMATION
                 Item 1 -- Financial Statements
                           Condensed Consolidated Balance Sheets....................................         3
                           Condensed Consolidated Statements of Operations..........................         4
                           Condensed Consolidated Statements of Cash Flows..........................         5
                           Notes to Condensed Consolidated Financial Statements.....................         6
                 Item 2 -- Management's Discussion and Analysis of Financial Condition and
                             Results of Operations..................................................        14
                 Item 3 -- Quantitative and Qualitative Disclosures About Market Risk...............        25

PART II    OTHER INFORMATION
                 Item 1 -- Legal Proceedings........................................................        26
                 Item 2 -- Changes in Securities....................................................        26
                 Item 3 -- Defaults Upon Senior Securities..........................................        26
                 Item 4 -- Submission of Matters to a Vote of Securing Holders......................        26
                 Item 5 -- Other Information........................................................        26
                 Item 6 -- Exhibits and Reports on Form 8-K.........................................        26
                 Signature .........................................................................        27



                          ALLIED WASTE INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         DECEMBER 31,         MARCH 31,
                                                                            1996                1997
                                                                            ----                ----
                                                                                             (UNAUDITED)
ASSETS
Current Assets --
  Cash and cash equivalents......................................        $   50,094          $   46,004
  Accounts receivable, net of allowance of
    $5,806 and $5,817............................................            88,522             104,221
  Prepaid and other current assets...............................             9,860              16,807
  Current portion of landfills...................................            23,820              24,805
  Inventories....................................................             6,941               6,998
  Assets held for sale...........................................           524,716               6,716
  Deferred income taxes..........................................             5,809               5,809
                                                                         ----------          ----------
    Total current assets.........................................           709,762             211,360
Property and equipment, net......................................           706,752             775,934
Goodwill, net....................................................           856,108             869,054
Other assets.....................................................            44,927              60,549
                                                                         ----------          ----------
    Total assets.................................................        $2,317,549          $1,916,897
                                                                         ==========          ==========



LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
  Current portion of long-term debt to related parties...........        $      136          $      136
  Current portion of long-term debt to unrelated parties.........           532,811              37,176
  Accounts payable...............................................            56,186              37,109
  Accrued interest...............................................             4,910              23,025
  Other accrued liabilities......................................            60,458              70,864
  Unearned income................................................            11,185              30,017
                                                                         ----------          ----------
    Total current liabilities....................................           665,686             198,327
Long-term debt to related parties, less current portion..........           112,473             116,316
Long-term debt to unrelated parties, less current portion........         1,034,330           1,069,026
Convertible subordinated debt, net of discount, less current portion          1,706               1,697
Deferred income taxes............................................            53,095              55,262
Accrued closure, post-closure and environmental costs............           152,604             159,012
Deferred royalties and other long-term obligations...............            22,097              29,461
Commitments and contingencies....................................
Stockholders' Equity --
  Preferred stock, aggregate liquidation preference
    of $9,907 and $9,496 at December 31, 1996
    and March 31, 1997, respectively..............................                1                   1
  Common stock....................................................              747                 758
  Additional paid-in capital......................................          352,589             358,948
  Retained (deficit)..............................................          (77,779)            (71,911)
                                                                         ----------          ----------
    Total stockholders' equity....................................          275,558             287,796
                                                                         ----------          ----------
    Total liabilities and stockholders' equity....................       $2,317,549          $1,916,897
                                                                         ==========          ==========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                          ALLIED WASTE INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   (in thousands except for per share amounts and number of shares; unaudited)


                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                               -------------------------
                                               1996                 1997
                                               ----                 ----

Revenues...............................   $     56,946         $    184,065
Cost of operations.....................         32,785              104,922
Selling, general
   and administrative expenses.........          9,685               22,635
Depreciation and amortization..........          7,412               24,863
                                          ------------         ------------
Operating income.......................          7,064               31,645
Interest income........................            (42)                (718)
Interest expense.......................          2,000               22,069
                                          ------------         ------------
Income before income taxes.............          5,106               10,294
Income tax expense.....................          2,300                4,426
                                          ------------         ------------
Net income.............................          2,806                5,868
Dividends on preferred stock...........            288                  171
                                          ------------         ------------
Net income to common shareholders......   $      2,518         $      5,697
                                          ============         ============

Income per share.......................   $       0.04         $       0.08
                                          ============         ============

Weighted average common and common
  equivalent shares outstanding........     57,302,129           75,919,939
                                          ============         ============


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                         ALLIED WASTE INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ------------------
                                                            1996        1997
                                                           ------      ------
Operating Activities --
  Net income                                              $ 2,806     $  5,868
  Adjustments to reconcile net income to cash
    provided by (used for) operating activities --
  Provisions for:
    Depreciation and amortization                           7,412       24,863
    Closure and post-closure costs                            239        2,671
    Doubtful accounts                                         360          872
    Accretion of debentures                                    --        3,876
    Deferred income taxes                                     555        2,370
    Gain on sale of fixed assets                              (39)        (115)
  Change in operating assets and liabilities,
    excluding the effects of purchase acquisitions --
    Accounts receivable, prepaid expenses, inventories
      and other                                              (672)     (47,322)
    Accounts payable, accrued liabilities, unearned
      income, closure and post-closure costs and other    (11,452)      25,879
                                                          -------     --------
Cash provided by (used for) operating activities             (791)      18,962
                                                          -------     --------

Investing Activities --
  Cost of acquisitions, net of cash acquired               (3,304)     (36,632)
  Capital expenditures                                     (6,737)     (17,425)
  Capitalized interest                                     (3,634)      (5,883)
  Proceeds from sale of fixed assets                           90      518,859
  Change in deferred acquisition costs and
    notes receivable                                         (112)        (308)
                                                          -------     --------
Cash provided by (used for) investing activities          (13,697)     458,611

Financing activities --
  Net proceeds from sale of common stock, preferred
    stock, stock options and warrants                      48,217          486
  Proceeds from long-term debt, net of issuance costs      13,050       36,219
  Repayments of long-term debt                            (46,009)    (525,564)
  Other long-term obligations                                (197)       7,364
  Dividends paid                                             (327)        (168)
  Equity transactions of pooled companies                     152        --
                                                          -------     --------
Cash provided by (used for) financing activities           14,886     (481,663)
                                                          -------     --------
Increase (decrease) in cash and cash equivalents              398       (4,090)
Cash and cash equivalents, beginning of period              4,016       50,094
                                                          -------     --------
Cash and cash equivalents, end of period                  $ 4,414     $ 46,004
                                                          =======     ========

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

         The condensed consolidated financial statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 1996, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading when read in connection with the Company's Annual Report on Form 10-K. The condensed consolidated financial statements as of March 31, 1997 and for the three months ended March 31, 1996 and 1997 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for such periods. The condensed consolidated financial statements and accompanying notes have also been restated to reflect acquisitions accounted for as poolings-of-interests (See Note 2).

         Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements of Allied Waste Industries, Inc. and subsidiaries for the year ended December 31, 1996 and the related notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 1997.

         There have been no significant additions to or changes in accounting policies of the Company since December 31, 1996. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 1996 in the Company's Annual Report on Form 10-K.

         Certain reclassifications have been made in prior period financial statements to conform to the current presentation.

Financial instruments --

     In connection with the financing of a $1.275 billion credit agreement (the "Senior Credit Facility"), the Company has entered into interest rate swap agreements (the "Agreements") with reputable national banks and investment banking institutions to reduce its exposure to market changes in interest rates. A summary of the Agreements outstanding as of March 31, 1997 is as follows:

   Notional Amount             Fixed Rate
   ----------------            ----------
 (dollars in millions)
         $ 50                    5.76  %
           50                    5.81
          130                    6.2655

     The Agreements effectively change the Company's interest rate paid on a portion of its floating rate long-term debt ($490.2 million at March 31, 1997) to a weighted average fixed rate ceiling of approximately 6.06% plus additional credit margins imposed by the terms of the Senior Credit Facility at March 31, 1997.

     As the Company utilizes the Agreements for hedging purposes, amounts paid to obtain the Agreements, if any, are capitalized into deferred financing charges in the accompanying consolidated balance sheets and amortized over the life of the specific Agreement.

Accounting pronouncements not yet required to be adopted --

     The Company will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" for periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") by simplifying the standards for computing EPS previously found in Accounting Pronouncements Board Opinion No. 15, "Earnings per Share", and making them comparable to international EPS standards. The adoption of SFAS No. 128 does not have a material effect on the Company's financial position or results of operations.

                          ALLIED WASTE INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Statements of cash flows --

         The supplemental cash flow disclosures and non-cash transactions for the three months ended March 31, 1996 and 1997 are as follows (in thousands):

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                  ------------------
                                                                                  1996          1997
                                                                                  ------------------
                                                                                     (unaudited)
Supplemental Disclosures --
   Interest paid                                                                 $8,943       $16,772
   Income taxes paid                                                              1,929           533

Non Cash Transactions --
   Common stock, preferred stock or warrants issued
     in acquisitions or contributed to 401(k) plan                               $3,093        $5,838
   Capital leases and debt obligations for the purchase of property
     and equipment                                                                4,603         1,520
   Debt and liabilities incurred or assumed in acquisitions                       3,364        32,531

2. BUSINESS COMBINATIONS AND DIVESTITURES

         Acquisitions accounted for as purchases are reflected in the results of operations since the date of purchase in Allied's condensed consolidated financial statements. The results of operations for acquisitions accounted for as poolings-of-interests are included in Allied's condensed consolidated financial statements for all periods presented. Often, the final determination of the cost, and the allocation thereof, of certain of the Company's acquisitions is subject to resolution of certain contingencies. Once such contingencies are achieved, the purchase price is adjusted. Shares issued in connection with business acquisitions have been valued taking into consideration certain restrictions placed on the stock.

         On March 16, 1997, pursuant to a share purchase agreement with USA Waste Services, Inc. ("USA Waste"), the Company sold to USA Waste (the "Canadian Sale") for approximately $518 million substantially all of the Canadian non-hazardous solid waste management operations of the Company acquired from Laidlaw. The Company used the proceeds from the Canadian Sale to pay down approximately $517 million in debt under the Senior Credit Facility.

                          ALLIED WASTE INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



         The following table summarizes acquisitions for the three months ended March 31, 1996 and 1997 (unaudited):


                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                          ---------------
                                                                                      1996             1997
                                                                                      ----             ----
Number of businesses acquired and accounted for as:
     Poolings-of-interests.............................................                     3               --
     Purchases.........................................................                     6                2
Total consideration (in millions)......................................           $      23.4         $   68.9
Shares of common stock issued..........................................             1,906,493(1)       746,665

-----------------

 (1) Includes 103,590 shares of contingently issuable common stock.


         The following table presents revenues and net income restated from amounts originally reported for the cumulative effect of acquisitions accounted for as poolings-of-interests, (in thousands):

                                                                     Before                          After
                                                                     Pooling       Effect of        Pooling
                                                                     Effects       Poolings         Effects
                                                                     -------       --------         -------
Three months ended March 31, 1996 (unaudited)
   Revenues...................................................     $ 44,418        $12,528        $ 56,946
   Net income.................................................        2,340            466           2,806
Year ended December 31, 1996
   Revenues...................................................      221,265         25,414         246,679
   Net loss...................................................      (77,132)        (2,295)        (79,427)
Year ended December 31, 1995
   Revenues...................................................      169,865         47,679         217,544
   Net income ................................................       11,584            797          12,381
Year ended December 31, 1994
   Revenues...................................................      114,814         43,540         158,354
   Net loss...................................................       (6,731)           696          (6,035)

                          ALLIED WASTE INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Unaudited pro forma income statement data --


         The following unaudited pro forma consolidated data for the year ended December 31, 1996 and the three months ended March 31, 1997 presents the results of operations of Allied as if the companies acquired using the purchase method of accounting for business combinations in 1996 and through March 31, 1997 (giving effect to the Canadian Sale), had all occurred as of January 1, 1996
(in thousands, except per share data). This data does not purport to be indicative of the results of operations of Allied that might have occurred nor which might occur in the future.

                                                                          December 31,           March 31,
                                                                              1996                 1997
                                                                              ----                 ----
                                                                                     (unaudited)


         Revenues.............................................           $ 774,645                $187,823
         Operating income.....................................                 930                  32,483
         Net income (loss)....................................            (101,495)                  6,361
         Net income (loss) to common shareholders.............            (102,568)                  6,190
         Net income (loss) per common share...................               (1.40)                   0.08


-------------------

                          ALLIED WASTE INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1996 and March 31, 1997 was as follows (in thousands):

                                                                                          1996           1997
                                                                                          ----           ----
                                                                                                      (unaudited)
Land and improvements...........................................................      $    39,858      $ 49,539
Land held for permitting as landfills(1)........................................           66,070        76,711
Landfills.......................................................................          296,943       348,140
Buildings and improvements......................................................           59,896        61,620
Vehicles and equipment..........................................................          156,444       157,367
Containers and compactors.......................................................          159,032       160,808
Furniture and office equipment..................................................           17,724        17,690
                                                                                      -----------      --------
                                                                                          795,967       871,875

         Accumulated depreciation and amortization..............................         (89,215)       (95,941)
                                                                                      -----------      --------
                                                                                      $   706,752      $775,934
                                                                                      ===========      ========

------------------

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

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                           1996            1997
                                                                                           ----            ----
Common shares outstanding.......................................................        56,566,147      76,635,927
Effect of using weighted average
   common shares outstanding during the period..................................        (2,397,487)     (1,479,856)
Effect of stock options and warrants assumed exercisable........................         2,314,668              --
Effect of shares assumed issued pursuant to earn-out............................           818,801         763,868
                                                                                        ----------      ----------
                                                                                        57,302,129      75,919,939
                                                                                        ==========      ==========

         Conversion has not been assumed for 7% preferred stock and convertible subordinated notes in 1996 and 1997, as the effect would not be dilutive. Additionally, conversion has not been assumed for Series D preferred stock and 9% preferred stock in 1996, and conversion has not been assumed for stock options and warrants in 1997, as the effects would not be dilutive.

                          ALLIED WASTE INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


5.   SUMMARIZED FINANCIAL INFORMATION OF ALLIED WASTE NORTH AMERICA, INC.

         As discussed in Note 5 of the Company's 10-K, the $525 million of 10.25% Senior Subordinated Notes due 2006 (the "1996 Notes") issued by Allied Waste North America, Inc. ("Allied NA"; a consolidated subsidiary of the Company) are guaranteed by Allied. The separate complete financial statements of Allied NA have not been included herein as such disclosure is not considered to be material to the holders of the 1996 Notes. However, summarized financial information for Allied NA and subsidiaries as of March 31, 1997 is as follows (in thousands):

                Summarized Consolidated Balance Sheet Information

                                                              December 31, 1996     March 31, 1997
                                                              -----------------     --------------
       Current assets..................................         $   709,762             $  211,163
       Property and equipment, net.....................             706,752                775,934
       Goodwill........................................             856,108                869,054
       Other non-current assets........................              44,927                 60,549
       Current liabilities.............................             682,686                198,227
       Long-term debt, net of current portion..........           1,037,762              1,072,417
       Due to parent...................................             355,348                361,621
       Due to Allied Canada Finance, Ltd...............             110,747                114,623
       Other long-term obligations.....................             210,796                243,734
       Shareholders' equity............................             (79,790)               (73,922)

         On November 25, 1996, substantially all of the operating assets and liabilities of Allied were contributed from Allied to Allied NA. The results of operations for Allied NA from inception to December 31, 1996 were not material except for the acquisition related costs and unusual items (see Note 1).

                 Summarized Statement of Operations Information

                                                              Three Months Ended
                                                                March 31, 1997
                                                              ------------------

       Total revenue...................................            $184,065
       Total operating costs and expenses..............             152,420
       Operating income................................              31,645
       Net income attributable to shareholders.........               5,868

6.  SUBSEQUENT EVENTS

         In April 1997, the Company completed the sale of certain non-core medical waste assets for approximately $6.7 million, which are included in assets held for sale and classified as current assets at March 31, 1997. No gain or loss was recorded in connection with the sale.

         Subsequent to March 31, 1997, the Company completed the acquisition of six privately-held solid waste companies representing approximately $34 million in annual revenue. Total consideration of approximately $42.3 million, comprised of cash, notes and Common Stock, was paid in the separate transactions.

                          ALLIED WASTE INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         On May 15, 1997, the Company, pursuant to a Securities Purchase Agreement (the "Laidlaw Securities Purchase Agreement") with Laidlaw and Laidlaw Transportation, Inc. (collectively, the "Laidlaw Group") and certain private securities investment funds, repurchased (the "Repurchase") from the Laidlaw Group the $150 million 7% Junior Subordinated Debenture and the $168.3 million Zero Coupon Debenture and a warrant to purchase 20.4 million shares of common stock for an aggregate purchase price of $230 million in cash. The proceeds of an offering of $418 million face value, $240 million discounted value, 11.3% senior discount notes (the "Senior Discount Notes") which also closed on May 15, 1997, have been used to fund the Repurchase. Also pursuant to the Laidlaw Securities Purchase Agreement, the private securities investment funds purchased all of the common stock of Allied held by Laidlaw.

         The Company has arranged with Credit Suisse First Boston, Citibank, N.A., and Goldman Sachs Credit Partners, L.P. to modify its Senior Credit Facility. Although no assurances can be given as to closing, the Company anticipates that such modified credit facility will contain more advantageous pricing and other terms.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, included elsewhere herein.

INTRODUCTION

         The Company has experienced significant growth, a substantial portion of which has resulted from the acquisition of solid waste businesses. Since January 1, 1992, the Company has completed 102 acquisitions including the Laidlaw Acquisition. In 1996, the Company acquired 22 businesses including the Laidlaw Acquisition (as defined below) and subsequent to 1997 it has acquired 8 businesses. See Note 2 to the Company's Consolidated Financial Statements. The Company's Consolidated Financial Statements have been restated to reflect the acquisition of companies accounted for using the pooling-of-interests method for business combinations. The majority of the acquisitions were accounted for under the purchase method for business combinations and, accordingly, the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable.

         On December 30, 1996, the Company completed the acquisition of substantially all of the non-hazardous solid waste management business conducted by Laidlaw Inc. ("Laidlaw") in the United States and Canada, for total consideration of approximately $1.5 billion comprised of $1.2 billion cash, 14.6 million shares of Common Stock, a warrant to acquire 20.4 million shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), and two junior subordinated debentures with an aggregate face amount of $318.3 million (the "Laidlaw Acquisition"). The cash consideration was financed from the proceeds of the Senior Credit Facility and the sale of the 1996 Notes.

         On March 16, 1997, pursuant to a share purchase agreement with USA Waste Services, Inc. ("USA Waste"), the Company sold to USA Waste all of the Canadian non-hazardous solid waste management operations of the Company for approximately $518 million (the "Canadian Sale"). The Company used the proceeds from the Canadian Sale to pay down approximately $517 million in debt under the Senior Credit Facility. The Company acquired the Canadian operations in connection with the Laidlaw Acquisition.

         On May 15, 1997, the Company, pursuant to a Securities Purchase Agreement (the "Laidlaw Securities Purchase Agreement") with Laidlaw and Laidlaw Transportation, Inc. (collectively, the "Laidlaw Group") and certain private securities investment funds affiliated with either (i) Apollo Advisors II, L.P. or (ii) the Blackstone Group, repurchased from the Laidlaw Group the $150 million 7% Junior Subordinated Debenture and the $168.3 million Zero Coupon Debenture (collectively, the "Allied Debentures") and a warrant to purchase 20.4 million shares of common stock (the "Warrant") for an aggregate purchase price of $230 million in cash (the "Repurchase"). The net proceeds of an offering (the "Offering") of $418 million face value, $240 million discounted value, 11.3% senior discount notes, (the "Senior Discount Notes") which also closed on May 15, 1997, have been used to fund the Repurchase. Also pursuant to the Laidlaw Securities Purchase Agreement, the private securities investment funds purchased all of the common stock of Allied held by Laidlaw.

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

                                                            Year Ended December 31,
                                                       -----------------------------------    Three Months Ended
                                                       1994            1995           1996      March 31, 1997
                                                       ----            ----           ----    ------------------
     Collection(1)..........................            69.9%          64.7%          61.9%          59.7%
     Transfer...............................             8.4            9.5            8.5            6.2
     Landfill(1)............................            14.5           18.3           22.0           23.3
     Other..................................             7.2            7.5            7.6           10.8
                                                   ---------      ---------       --------     ----------
         Total Revenues.....................           100.0%         100.0%         100.0%         100.0%
                                                   =========      =========       ========     ==========

                                                            Year Ended December 31,
                                                        ----------------------------------     Three Months Ended
                                                        1994           1995           1996       March 31, 1997
                                                        ----           ----           ----     ------------------
     Central States.........................               -%             -%             -%           9.3%
     Great Lakes............................            31.9           33.2           31.3           20.9
     Midwest................................            16.8           19.0           18.7           16.6
     Northeast..............................               -              -              -           11.1
     Southeast..............................            30.2           28.0           30.6           11.7
     West...................................            21.1           19.8           19.4           30.4
                                                   ---------      ---------       --------      ---------
         Total Revenues.....................           100.0%         100.0%         100.0%         100.0%
                                                   =========      =========       ========      =========

------------------
(1) The portion of collection revenues attributable to disposal charges for waste collected by the Company and disposed at the Company's landfills have been excluded from collection revenues and included in landfill revenues.

         The Company's strategy is to develop vertically integrated operations to ensure internalization of waste it collects and thus realize higher margins from its operations. By disposing of waste at Company-owned and/or operated landfills, the Company retains the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 56% of Company-collected waste is disposed of at Company-owned and/or operated landfills as measured using disposal costs in the first quarter of 1997. In addition, transfer stations are an integral part of the disposal process. The Company locates its transfer stations in areas where its landfills are outside of the population centers in which it collects waste. Such waste is transferred to long-haul trailers and economically transported to its landfills.

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

         Selling, general and administrative expenses include management, clerical and administrative compensation and overhead, sales costs, community relations expenses and provisions for estimated uncollectable accounts receivable and potentially unrealizable acquisition costs.

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

         The net present value of the closure and post-closure commitment is calculated assuming inflation of 3.5% and a risk-free capital rate of 7.0%. Discounted amounts previously recorded are accreted to reflect the effects of the passage of time. The Company's current estimate of total future payments for closure and post-closure is $467 million while the present value of such estimate is $181 million. At December 31, 1996 and March 31, 1997, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $107.5 million and $114.0 million. The accruals reflect relatively young landfills with estimated remaining lives, based on current waste flows, that range from 1 to over 75 years, and an estimated average remaining life of greater than 30 years.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND 1997

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

                                                                                 Three Months Ended March 31,
                                                                                                          1997
                                                                                                          Compared
                                                                                                         to 1996
                                                                                                        % Change
                                                                                 1996        1997      in Amounts
                                                                                 ----        ----      ----------
                                                                                          (unaudited)
STATEMENT OF OPERATIONS DATA:
Revenues  .............................................................         100.0  %    100.0%        223.2%
Cost of operations.....................................................          57.6        57.0         220.0
Selling, general and administrative expenses...........................          17.0        12.3         133.7
Depreciation and amortization..........................................          13.0        13.5         235.4
                                                                                -----       -----
Operating income ......................................................          12.4        17.2         348.0
Interest expense, net..................................................           3.4        11.6         990.5
Income tax provision...................................................           4.1         2.4          92.4
                                                                                -----        ----
  Net income...........................................................           4.9  %      3.2%        109.1
                                                                                =====       ======


         Revenues. Revenues in 1997 were $184.1 million compared to $56.9 million in 1996, an increase of 223.2%. Revenues of approximately $122.3 million in the first quarter of 1997 were generated from companies acquired subsequent to December 1995, while increases in revenues attributable to existing operations amounted to $4.9 million.

         Cost of Operations. Cost of operations in 1997 was $104.9 million compared to $32.8 million in 1996, an increase of 220.0%. The increase in cost of operations was primarily attributable to the increase in revenues described above. As a percentage of revenues, cost of operations decreased to 57.0% in 1997 from 57.6% in 1996. Operating cost margins were favorably impacted by financial benefits and operational efficiencies associated with the Laidlaw Acquisition.

         Selling, General and Administrative Expenses. SG&A expenses increased to $22.6 million in 1997 compared to $9.7 million in 1996, an increase of 133.7%. As a percentage of revenues, SG&A decreased to 12.3% in 1997 compared to 17.0% in 1996. The increase in SG&A expense resulted from expenses associated with acquired companies and expenses incurred in connection with the Company's increase in personnel and other expenses related to the growth of the Company as it continues to acquire companies. The decrease in SG&A as a percentage of revenues can be attributed to a higher relative growth of revenue compared to expense for this period.

         Depreciation and amortization. Depreciation and amortization in 1997 was $24.9 million compared to $7.4 million in 1996, an increase of 235.4%. The increase in depreciation and amortization expense is due to acquisitions and capital expenditures. Fixed assets have increased from $384.3 million at March 31, 1996 to $871.9 million at March 31, 1997 and goodwill has increased from $102.5 million at March 31, 1996 to $887.1 million at March 31, 1997. As a percentage of revenues, depreciation and amortization increased to 13.5% in 1997 from 13.0% in 1996. This is primarily the result of an increase in amortization of goodwill related to the Laidlaw Acquisition.

         Net interest expense. Net interest expense was $21.4 million in 1997 compared to $2.0 million in 1996, an increase of 990.5%. The increase in interest expense is due to the increase in debt from $196.6 million at March 31, 1996 compared to $1.2 billion at March 31, 1997. This increase in debt outstanding is primarily the result of debt incurred in connection with the Laidlaw Acquisition net of the application of the net proceeds received in connection with the Canadian Sale.

         Income taxes. Income taxes reflect a 43% effective income tax rate in 1997 as compared to a 45% rate in 1996. The Company's effective tax rate in 1997 and 1996 deviates from the federal statutory rate of 35%, due primarily to the effects of differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences.


LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has satisfied its acquisition, capital expenditure and working capital needs primarily through bank financing, public offerings and private placements of debt and equity securities. Between January 1, 1994 and March 31, 1997, the Company completed the $1.275 billion Senior Credit Facility (of which $517 million was repaid with proceeds from the Canadian Sale in March 1997), a $525 million private placement of the 1996 Notes, a $100 million public offering of its $100 million 12% Senior Subordinated Notes due 2004 (the "1994 Notes") (substantially all of which were repurchased pursuant to a tender offer (the "Tender Offer") in July 1996), a $50 million private placement of Common Stock, a $300 million senior revolving credit facility (all debt under which was repaid in December 1996), and a $48 million public equity offering. Because of the capital intensive nature of the solid waste industry and companies that grow substantially through acquisition, the Company has used, and believes that it is reasonably possible that it will continue using amounts in excess of the cash generated from operations to fund acquisitions and capital expenditures, including landfill development. In connection with acquisitions, the Company has assumed or incurred indebtedness with relatively short-term repayment schedules, thereby increasing its current and medium-term liabilities. Additionally, operating equipment has been acquired using financing leases which have short and medium-term maturities. As a result, the Company has periodically had low levels of working capital or working capital deficits.

         During the three months ended March 31, 1996 and 1997, the Company's cash flows for operating, investing and financing activities were as follows (dollars in millions; unaudited):

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                      1996                 1997
                                                                                      ----                 ----
OPERATING ACTIVITIES:
Net income.............................................................           $         2.8      $          5.9
Non-cash operating expenses(1).........................................                     8.5                34.6
Gain on sale of fixed assets...........................................                      --                (0.1)
Increase in operating assets and liabilities, net......................                   (12.1)              (21.5)
                                                                                  -------------      --------------
Cash provided by (used in) operating activities........................                    (0.8)               18.9
                                                                                  -------------      --------------
INVESTING ACTIVITIES:
Cost of acquisitions, net of cash acquired.............................                    (3.3)              (36.6)
Capital expenditures...................................................                    (6.7)              (17.4)
Capitalized interest...................................................                    (3.6)               (5.9)
Proceeds from sale of fixed assets.....................................                      --               518.8
Other..................................................................                    (0.1)               (0.3)
                                                                                  -------------      --------------
Cash used for investing activities.....................................                   (13.7)              458.6
                                                                                  -------------      --------------
FINANCING ACTIVITIES:
Net proceeds from sale and redemption of preferred
     stock, common stock, stock options and warrants...................                    48.2                 0.5
Net proceeds from long-term debt.......................................                    13.1                36.2
Repayments of long-term debt...........................................                   (46.0)             (525.5)
Other..................................................................                    (0.4)                7.2
                                                                                  -------------      --------------
Cash provided by financing activities..................................                    14.9              (481.6)
                                                                                  -------------      --------------
Increase (decrease) in cash............................................           $         0.4      $         (4.1)
                                                                                  =============      ==============

----------------

(1) Consists principally of provisions for depreciation and amortization, landfill closure and post-closure costs, doubtful accounts, potentially unrealizable acquisition costs and deferred income taxes.


         As of March 31, 1997, the Company had cash and cash equivalents of $46.0 million. The Company's capital expenditure and working capital requirements have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to pursue its business strategy. During 1996 the Company completed the Laidlaw Acquisition for total consideration of approximately $1.5 billion consisting of $1.2 billion cash, 14.6 million shares of Common Stock, a warrant to acquire 20.4 million shares of Common Stock, and two junior subordinated debentures with an aggregate face amount of $318.3 million and acquired 21 additional businesses for total consideration of approximately $126.5 million of which approximately $73.9 million of such consideration was paid in common stock and $3.9 million was paid in seller notes. Total annualized revenues of the latter businesses are approximately $78.8 million. Since January 1, 1997, the Company has purchased 8 privately held solid waste companies, representing approximately $61 million in annual revenues. Total consideration of approximately $111.2 million (including $10 million for the landfill under development) comprised of cash, notes and Common Stock, was paid in these transactions. For the calendar year 1997, the Company expects to spend approximately $126 million for capital, closure and post-closure, and remediation expenditures relating to its landfill operations. As the Company continues to acquire waste operations in 1997, additional capital amounts will be required during 1997 for the acquisition of businesses and the capital expenditure requirements related to those acquired businesses.

         On March 31, 1997, the Company's debt structure consisted of $525 million of the 1996 Notes, amounts outstanding under the Senior Credit Facility of approximately $490 million, and $114.6 million of Allied Debentures (repurchased by Allied on May 15, 1997). As of March 31, 1997 there is aggregate availability under the Senior Credit Facility of $185.9 million pursuant to a revolving credit facility to be used for working capital, letters of credit, acquisitions and other general corporate purposes. No more than $200 million of funded loans (excluding amounts outstanding pursuant to drawn letters-of-credit) may be outstanding at one time, of which not more than $100 million may be used for acquisitions. The indenture relating to the 1996 Notes and the Senior Credit Facility contain financial and operating covenants and significant restrictions on the ability of the Company to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. A substantial portion of the Company's available cash will be required to be applied to service indebtedness and preferred stock obligations, including indebtedness incurred to finance the Laidlaw Acquisition, which is expected to include approximately $0.7 million for preferred stock dividends and approximately $135.3 million in annual principal and interest payments (after giving effect to the payment of $517 million on the Senior Credit Facility from the Canadian Sale). In addition the Company completed the Offering of the Senior Discount Notes on May 15, 1997.

         The Company is also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to its landfill operations. These financial assurances include performance bonds, letters-of-credit and trust deposits required principally to secure the Company's landfill estimated closure and post-closure obligations and collection contracts. At March 31, 1997, the Company had outstanding approximately $88.2 million of performance bonds, $123.3 million in letters-of-credit and $6.5 million of trust deposits. During calendar year 1997, the Company expects to be required to provide approximately $227.6 million in financial assurance obligations relating to its landfill operations. The Company expects that financial assurance obligations will increase in the future as it acquires and expands its activities and that a greater percentage of the financial assurances will be comprised of letters-of-credit.

         The Company has lease facilities (the "Lease Facilities") that allow it to enter into equipment leases at rates ranging from similar term treasury note rates plus 2.5% to 3.5% for terms of 36 to 84 months. In addition to equipment leases outstanding at December 31, 1996 and March 31, 1997 of $45.2 million and $51.2 million, respectively, the Company had available lease commitments of $11.9 million and $24.0 million, respectively. The Company has entered into master equipment lease facilities relating to the financing of the acquisition of trucks and containers.

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

         The Company's ability to meet future capital expenditure and working capital requirements, to make scheduled payments of principal of, to pay interest on, or to refinance its indebtedness, and to fund capital amounts required for the acquisition of businesses and the expansion of existing businesses depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. One of the primary factors impacting the Company's future performance will be its ability to integrate the assets acquired in the Laidlaw Acquisition after the Canadian Sale, and to reduce redundancies and excess costs. These operations are significantly larger than the Company's previous operations and represent a substantial increase in the scope of the Company's business. Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with available borrowing under the Senior Credit Facility, the Lease Facilities and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, letters-of-credit, capital expenditures, scheduled payments of principal of and interest on debt incurred under the Senior Credit Facility, interest on the 1996 Notes and capital amounts required for acquisitions and expansion. However, the principal payment at maturity on the 1996 Notes may require refinancing. Also there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future financings will be available in an amount sufficient to enable the Company to service its indebtedness or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms if at all. Additionally, depending on the timing, amount and structure of any future acquisitions and the availability of funds under the acquisition facility under the Senior Credit Facility, the Company may need to raise additional capital to fund the acquisition and integration of additional solid waste businesses. The Company may raise such funds through additional bank financings or public or private offerings of its debt and equity securities. There can be no assurance that the Company will be able to secure such funding, if necessary, on favorable terms, if at all. If the Company is not successful in securing such funding, the Company's ability to pursue its business strategy may be impaired and results of operations for future periods may be negatively affected.


SIGNIFICANT FINANCING EVENTS

         The Company has arranged with Credit Suisse First Boston, Citibank, N.A., and Goldman Sachs Credit Partners, L.P. to modify its Senior Credit Facility described below. Although no assurances can be given as to closing, the Company anticipates that such modified credit facility will contain more advantageous pricing and other terms. As of March 31, 1997, Allied Waste NA had $32.0 million in funded loans outstanding under the revolving credit facility and had issued approximately $82.1 million of standby letters-of-credit, leaving $185.9 million of revolving credit availability, of which $168 million was available for funded loans under the revolving credit facility and $67.9 million was available for letters-of-credit.

         Also in connection with the Laidlaw Acquisition, Allied NA issued $525 million of 10.25% Senior Subordinated Notes due 2006 in a Rule 144A private offering (the "1996 Notes"). Net proceeds from the sale of the 1996 Notes, after the underwriting discount and other expenses, were approximately $509 million. The net proceeds were used to pay a portion of the cash purchase price of the Laidlaw Acquisition, repay amounts outstanding under the Company's previous $300 million credit facility with Credit Suisse as agent, fund certain acquisitions and for general corporate purposes. Allied NA has an obligation to offer fully registered securities, pursuant to an exchange offer, that are substantially identical to the 1996 Notes. If Allied NA fails to effect an exchange offer, or if the registration statement relating to the exchange offer shall be withdrawn by Allied NA before certain dates, Allied NA will be subject to penalty interest in varying amounts ranging from 0.25% to 1.0% per annum on the principal amount thereof as liquidated damages to the holders of the 1996 Notes. On February 28, 1997, Allied NA filed a registration statement relating to the exchange offer with the Securities and Exchange Commission on Form S-4. The 1996 Notes cannot be redeemed until December 1, 2001, except under certain circumstances. Prior to December 1, 2001, the 1996 Notes are subject to redemption, at the option of Allied NA, at the greater of (i) 100% of the principal amount of (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to maturity on a semiannual basis at a comparable treasury yield plus 75 basis points, plus in each case accrued and unpaid interest to the date of redemption. At any time prior to December 1, 1999, up to 33% of principal amount of 1996 Notes will be redeemable, at the option of Allied NA, from the proceeds of one or more public offerings of capital stock by the Company at a redemption price of 110.25% of principal amount, plus accrued interest. The 1996 Notes are guaranteed by the Company and substantially all of Allied NA's subsidiaries, the guarantees of which are expressly subordinated to the guarantees of Allied NA's Senior Credit Facility. The 1996 Notes contain several covenants, the most restrictive of which limits Allied NA and its subsidiaries' ability to incur additional indebtedness without complying with an interest coverage ratio test. Other covenants contain limitations on payment of dividends, issuance of redeemable preferred stock, transactions with affiliates, granting of liens and security interests, sales of assets and the use of proceeds from sales of assets, mergers and consolidations, and changes of control. The covenants do permit Allied NA to incur certain indebtedness including the Senior Credit Facility, indebtedness issued and/or assumed in permitted acquisitions and other indebtedness which is limited to a certain percentage of Allied NA's total assets.

         In connection with the Laidlaw Acquisition, the Company issued a warrant to Laidlaw for the purchase of 20.4 million shares of common stock of the Company at an exercise price of $8.25 per share (the "Warrant"). The Warrant was retired in connection with the Repurchase on May 15, 1997.

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

         During 1995, the Company offered to holders of all of its Series D, 9% and $90 convertible preferred stock and its 6% Convertible Subordinated notes an inducement to exercise their conversion option to receive Allied Common Stock. The inducement consisted of the payment of dividends and interest that the holders of these securities would have received from the date of conversion through the first call or redemption date of each security. In total, 7,757,056 shares of Common Stock were issued upon conversion. Substantially all of the Series D preferred stock and 6% Convertible Subordinated notes were converted, all but 5,029 shares of the 9% preferred stock was converted and all of the $90 preferred stock was converted. Accordingly, the Company's annual dividend and interest requirements decreased by approximately $2.7 million and $0.8 million, respectively. The inducement resulted in a 1996 conversion fee charge of approximately $2.2 million paid in 285,000 shares of Common Stock.

         On January 30, 1995, the Company obtained stockholder approval of the issuance of 11,709,602 shares of Common Stock to TPG and an affiliate, for $50 million (less approximately $5.0 million of direct offering costs and other costs related to an amendment to the 1994 Notes).


DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         This quarterly report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this section, are Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the company's operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important Factors") that could cause actual results to differ materially from the Company's expectations are disclosed in this section and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ from the Company's expectations

         Competition: The solid waste collection and disposal business is highly competitive and requires substantial amounts of capital. The Company competes with numerous waste management companies, a number of which have significantly larger operations and greater resources than the Company. The Company also competes with those counties and municipalities that maintain their own waste collection and disposal operations. Forward Looking Statements assume that the Company will be able to effectively compete with the other waste management companies.

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

         Economic Conditions: The Company's business is affected by general economic conditions. The Forward Looking Statements assume that the Company will be able to achieve internal volume and price growth which is not impacted by an economic downturn. (As revenue of the Company continues to grow it is likely that the rates of internal growth will reflect growth rates which are less than those experienced in 1996.) There can be no assurance that an economic downturn will not result in a reduction in the volume of waste being disposed of at the Company's operations and/or the price that the Company can charge for its services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         In connection with the financing of the Senior Credit Facility, the Company has entered into interest rate swap agreements (the "Agreements") with reputable national banks and investment banking institutions to reduce its exposure to market changes in interest rates. See footnote 1 to Condensed Consolidated Financial Statements. The Company's use of the Agreements has not been and is not expected to be material with respect to its financial position or results of operations.

                                   P A R T II
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

     No changes to previously reported information.

ITEM 2.    CHANGES IN SECURITIES

     None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.    OTHER INFORMATION

     None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   10.1 Securities Purchase Agreement dated April 21, 1997 between Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.; Laidlaw Inc. and Laidlaw Transportation, Inc.; and Allied Waste Industries, Inc.

   10.2 Shareholders Agreement dated as of April 14, 1997 between Allied Waste Industries, Inc. and Apollo Investment Fund III, L.P.,
           Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.

   10.3 Amended and Restated Shareholders Agreement dated as of April 21, 1997 between Allied Waste Industries, Inc. and Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.

   10.4 Registration Rights Agreement dated as of April 21, 1997 between Allied Waste Industries, Inc. and Apollo Investment Fund III,
           L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.

   11.1    Statement regarding the computation of per share earnings - primary.

   11.2 Statement regarding the computation of per share earnings - fully diluted.

   12      Ratio of earnings to fixed charges

   27      Financial data schedule

   (b) Reports on Form 8-K

   January 30, 1997    The Company's current report on Form 8-K reports that the
                       Company entered into a share purchase agreement with USA
                       Waste Services, Inc. to sell all of the Canadian non-hazardous solid waste management operations of the Company.

   February 14, 1997   The Company's current report on Form 8-K/A-1 reports pro
                       forma financial statements related to the sale of the Company's Canadian non-hazardous solid waste management operations.

   February 19, 1997   The Company's current report on Form 8-K revises the
                       description of the Company's business to reflect the acquisition of the solid waste management operations of Laidlaw Inc. and the sale of the Company's Canadian non-hazardous solid waste management operations.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ALLIED WASTE INDUSTRIES, INC.



                           By:                /s/HENRY L. HIRVELA
                                  -------------------------------------------
                                               Henry L. Hirvela
                                  Vice President and Chief Financial Officer
                                         (Principal Financial Officer)



                           By:               /s/PETER S. HATHAWAY
                                  -------------------------------------------
                                               Peter S. Hathaway
                                   Vice President, Chief Accounting Officer
                                         (Principal Accounting Officer)



Date:  May 15, 1997