Form 10-K/A
period 1996-12-31
ALLIED WASTE INDUSTRIES INC
filed 1997-08-08
CIK 848865

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------


                                 FORM 10-K/A-2


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934


                         Commission File Number 0-19285


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

                TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------------------------------------------------------------------------
           Common Stock, $.01 par value                                NASDAQ/NMS

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

                                     PART I

ITEM L.  BUSINESS

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

     The Company's operations are subject to extensive regulation, principally under the following federal statutes:

          The Resource Conservation and Recovery Act of 1976, as amended. RCRA regulates the handling, transportation and disposal of hazardous and non-hazardous wastes and delegates authority to states to develop programs to ensure the safe disposal of solid wastes. On October 9, 1991, the EPA promulgated Solid Waste Disposal Facility Criteria for nonhazardous solid waste landfills under Subtitle D. Subtitle D includes location standards, facility design and operating criteria, closure and post-closure requirements, financial assurance standards and groundwater monitoring as well as corrective action standards, many of which had not commonly been in place or enforced previously at landfills. Subtitle D applies to all solid waste landfill cells that received waste after October 9, 1991, and, with limited exceptions, all landfills were required to meet these requirements by October 9, 1993. Landfills that were not in compliance with the requirements of Subtitle D on the applicable date of implementation were required to close. In addition, landfills that stopped receiving waste before October 9, 1993 were not required to comply with the final cover provisions of Subtitle D. Each state must comply with Subtitle D and was required to submit a permit program designed to implement Subtitle D to the EPA for approval by April 9, 1993. States may impose requirements for landfill units that are more stringent than the requirements of Subtitle D. Once a state has an approved program, it must review all existing landfill permits to ensure that they comply with Subtitle D.

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

ITEM 2.  PROPERTIES


     The Company's principal executive offices are located at 15880 Greenway-Hayden Loop, Suite 100, Scottsdale, Arizona 85260 where it currently leases approximately 33,000 square feet of office space. The Company also maintains regional administrative offices in Arizona, Illinois, Missouri, North Carolina and Ohio.



     The principal property and equipment of the Company consists of land (primarily landfill sites, transfer stations, and bases for collection operations), buildings, and vehicles and equipment. The Company owns or leases real property in the states in which it is doing business. At December 31, 1996, 46 solid waste landfills, aggregating approximately 13,606 total acres, including approximately 5,610 permitted acres, were owned and/or operated by the Company. In addition, the Company owned and/or operated 32 transfer stations and 20 recycling facilities at December 31, 1996.


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

                                    PART II

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

                          PRICE RANGE OF COMMON STOCK

     The Common Stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "AWIN." The high and low prices per share for the periods indicated were as follows:

                                                                         HIGH     LOW
                                                                         ----     ---
        Year ended December 31, 1995
        First Quarter..................................................    5       3  3/4
        Second Quarter.................................................    7 1/4   4  3/4
        Third Quarter..................................................   10       6  7/8
        Fourth Quarter.................................................    9 5/8   6  3/8

        Year ended December 31, 1996
        First Quarter..................................................    9 1/8   6  1/2
        Second Quarter.................................................   10 1/8   8  1/8
        Third Quarter..................................................    9 1/2   6   /16
        Fourth Quarter.................................................    9 1/2   8  1/8

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

                            SHARES OR
                            PRINCIPAL
    DESCRIPTION/DATE          AMOUNT      CONSIDERATION          UNDERWRITERS AND OTHER PURCHASERS
-------------------------  ------------   -------------   ------------------------------------------------
COMMON STOCK
January 3, 1996..........        50,000   $     150,000   William La Reese (exercise of warrant)
January 6, 1996..........        56,054                   Equus, Inc. (cashless exercise of warrant)
January 8, 1996..........        10,000   $      30,000   Richard D. Polson (exercise of warrant)
January 8, 1996..........        87,600   $     262,800   Sanders, Morris, Mundy, Inc. (exercise of
                                                          warrant)
January 12, 1996.........        35,927                   Mitsui Nevitt Capital Corporation (cashless
                                                          exercise of warrant)
January 19, 1996.........        14,063   $      51,049   Richard Van Hattem (exercise of warrant)
January 23, 1996.........         5,000   $      30,000   Robert G. Rader (exercise of warrant)
February 2, 1996.........       157,073                   Trilon Dominion Partners (cashless exercise of
                                                          warrant)
February 8, 1996.........         5,000                   Jeffery J. Jorgenson (conversion of Series D
                                                          Preferred Stock)
February 28, 1996........        15,000   $      45,000   Richard D. Polson (exercise of warrant)
March 3, 1996............         2,714                   Wanda Bell (conversion of 7% Preferred Stock)
March 5, 1996............         5,000                   Sheldon Stein (conversion of Series D Preferred
                                                          Stock)
March 14, 1996...........        10,000                   David Nagelberg (conversion of Series D
                                                          Preferred Stock)
March 20, 1996...........         4,285                   Ronald Watkins (conversion of 7% Preferred
                                                          Stock)
April 15, 1996...........        44,706                   John M. Cronin (conversion of royalty agreement)
April 15, 1996...........        44,706                   Jennifer D. Cronin (conversion of royalty
                                                          agreement)
April 15, 1996...........        44,706                   Pamela K. Shourd (conversion of royalty
                                                          agreement)
April 15, 1996...........        44,706                   John D. Shourd (conversion of royalty agreement)
April 15, 1996...........        25,882                   Susan K. Roach (conversion of royalty agreement)
April 15, 1996...........         2,353                   Kristin L. Witt (conversion of royalty
                                                          agreement)
April 15, 1996...........         2,353                   Terry L. Witt (conversion of royalty agreement)
May 1, 1996..............        95,274                   St. Andrew Trust PLC (conversion of note)
May 2, 1996..............       320,833                   IPP 92, L.P. (conversion of note)
May 3, 1996..............        23,751                   Equus, Inc. (inducement shares issued for
                                                          accelerated conversion of 9% Preferred Stock)
May 10, 1996.............        19,054                   JO Hambro Investment Management, Ltd.
                                                          (conversion of note)
May 10, 1996.............       190,548                   JO Hambro & Partners Consolidated Venture Trust
                                                          (conversion of note)
May 24, 1996.............        57,164                   Foreign and Colonial (conversion of note)
May 28, 1996.............           723                   Wayne Thompson (employee bonus)
May 30, 1996.............        50,000                   Semper Investments, Ltd. (cashless exercise of
                                                          warrant)
May 30, 1996.............        85,000                   Petrotech International, Ltd. (cashless exercise
                                                          of warrant)
May 30, 1996.............         6,297                   First Hemisphere Corporation (cashless exercise
                                                          of warrant)
June 7, 1996.............        50,000                   Semper Investments, Ltd. (cashless exercise of
                                                          warrant)
June 20, 1996............           190                   Wayne Thompson (employee bonus)
June 21, 1996............       246,154   $   2,000,000   Roger A. Ramsey (employee purchase of common
                                                          stock)
June 21, 1996............       246,154   $   2,000,000   Thomas H. Van Weelden (employee purchase of
                                                          common stock)
August 26, 1996..........         6,211                   Semper Investments, Ltd. (cashless exercise of
                                                          warrant)

                            SHARES OR
                            PRINCIPAL
    DESCRIPTION/DATE          AMOUNT      CONSIDERATION          UNDERWRITERS AND OTHER PURCHASERS
-------------------------  ------------   -------------   ------------------------------------------------
August 26, 1996..........        48,018                   Petrotech International, Ltd. (cashless exercise
                                                          of warrant)
September 10, 1996.......       300,000                   IPP 92, L.P. (conversion of note)
September 24, 1996.......        50,000                   IPP 92, L.P. (conversion of note)
October 9, 1996..........         1,108                   John Miller (cashless exercise of warrant)
November 12, 1996........       733,752                   Merrill Lynch World Income Fund (conversion of
                                                          9% Preferred Stock)
November 12, 1996........       314,465                   Convertible Holdings, Inc. (conversion of 9%
                                                          Preferred Stock)
November 20, 1996........         4,192                   Merrill Lynch World Income Fund (conversion of
                                                          9% Preferred Stock)
November 20, 1996........         1,886                   Convertible Holdings, Inc. (conversion of 9%
                                                          Preferred Stock)
December 16, 1996........         1,000                   Kyle Ray (conversion of 7% Preferred Stock)
December 20, 1996........         4,364                   Eric Cash (employee bonus)
December 30, 1996........    14,600,000                   Laidlaw Transportation, Inc. (acquisition of
                                                          non-hazardous solid waste operations of Laidlaw)
1996 NOTES
December 5, 1996.........  $525,000,000   $ 525,000,000   Various institutional investors(1)
WARRANT
December 30, 1996........    20,400,000                   Laidlaw Transportation, Inc. (acquisition of
                                                          non-hazardous solid waste operations of Laidlaw)

---------------
(1) Goldman, Sachs & Co., CS First Boston and Citicorp Securities, Inc. acted as placement agents in this private offering.

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

                                                          YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1992         1993         1994         1995         1996
                                       ----------   ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS DATA:
Revenues.............................  $   77,686   $  108,948   $  158,354   $  217,544   $  246,679
Cost of operations...................      49,661       68,374       98,086      120,738      138,437
Selling, general and administrative
  expenses...........................      13,369       18,278       32,564       36,708       38,602
Depreciation and amortization
  expense............................       7,991       10,637       16,931       25,779       31,470
Acquisition related costs(1).........          --           --           --        1,531       91,693
Unusual items(2).....................          --           --        2,100           --        5,744
                                       ----------   ----------   ----------   ----------   ----------
Operating income (loss)..............       6,665       11,659        8,673       32,788      (59,267)
Interest income......................        (201)        (310)      (1,073)        (716)      (2,110)
Interest expense.....................       4,580        7,633       13,441       11,372        9,257
                                       ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes....       2,286        4,336       (3,695)      22,132      (66,414)
Income tax expense (benefit).........         717        1,694         (689)       9,751         (399)
                                       ----------   ----------   ----------   ----------   ----------
Income (loss) before extraordinary
  item...............................       1,569        2,642       (3,006)      12,381      (66,015)
Extraordinary loss, net of income tax
  benefit of $1,900 in 1994 and
  $8,940 in 1996.....................          --           --       (3,029)          --      (13,412)
                                       ----------   ----------   ----------   ----------   ----------
Net income (loss)....................       1,569        2,642       (6,035)      12,381      (79,427)
Preferred dividends..................        (310)        (927)      (3,773)      (4,070)      (1,073)
Conversion fee on equity securities
  converted(3).......................          --           --           --       (2,151)          --
                                       ----------   ----------   ----------   ----------   ----------
Net income (loss) to common
  shareholders.......................  $    1,259   $    1,715   $   (9,808)  $    6,160   $  (80,500)
                                       ==========   ==========   ==========   ==========   ==========
Net income (loss) per share:
  Income (loss) before extraordinary
     loss............................  $     0.07   $     0.08   $    (0.27)  $     0.15   $    (1.15)
  Extraordinary loss.................          --           --        (0.12)          --        (0.23)
                                       ----------   ----------   ----------   ----------   ----------
  Income (loss)......................  $     0.07   $     0.08   $    (0.39)  $     0.15   $    (1.38)
                                       ==========   ==========   ==========   ==========   ==========
Weighted average common and common
  equivalent shares..................  19,276,886   22,572,468   25,028,107   40,046,459   58,422,581
                                       ==========   ==========   ==========   ==========   ==========


                                                                  DECEMBER 31,
                                             ------------------------------------------------------
                                               1992       1993       1994       1995        1996
                                             --------   --------   --------   --------   ----------
BALANCE SHEET DATA:
Cash and cash equivalents..................  $  5,887   $  3,812   $  5,223   $  4,016   $   50,094
Working capital (deficit)..................      (428)     3,892    (18,704)   (44,441)       3,256
Property and equipment, net................    75,928     94,208    221,484    309,455      730,572
Goodwill...................................    22,398     34,880     76,059     88,429      856,108
Total assets...............................   135,946    159,926    356,875    458,706    2,317,549
Total long-term debt, net of current
  portion..................................    56,226     61,019    166,252    186,373    1,148,509
Stockholders' equity.......................    51,323     70,277     89,972    136,305      275,558
Long-term debt to total capitalization.....      0.52       0.46       0.65       0.58         0.81


---------------
(1) Acquisition related costs of $84.6 million were incurred in 1996 in connection with the Laidlaw Acquisition for environmental related matters, asset impairments and abandonments, acquisition related liabilities, litigation matters, relocation and transition costs and bonuses, and other integration costs related to companies acquired. Acquisition related costs of $7.1 million were incurred in 1996 for transaction and integration costs related to 5 small 1996 acquisitions. Acquisition related costs of $1.5 million were incurred in 1995 for transaction and integration costs related to 1995 acquisitions. Acquisition related costs incurred in 1992 through 1994 for transaction and integration costs related to acquisitions made in those years were immaterial. See Note 2 to the Company's Consolidated Financial Statements.

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

                                                                   YEAR ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1994      1995      1996
                                                                  -----     -----     -----
    Collection(1)...............................................   69.9%     64.7%     61.9%
    Transfer....................................................    8.4       9.5       8.5
    Landfill(1).................................................   14.5      18.3      22.0
    Other.......................................................    7.2       7.5       7.6
                                                                  -----     -----     -----
              Total Revenues....................................  100.0%    100.0%    100.0%
                                                                  =====     =====     =====

                                                                   YEAR ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1994      1995      1996
                                                                  -----     -----     -----
    Midwest...................................................     48.7%     52.2%     50.0%
    Southeast.................................................     30.2      28.0      30.6
    Southwest.................................................     21.1      19.8      19.4
                                                                  -----     -----     -----
              Total Revenues..................................    100.0%    100.0%    100.0%
                                                                  =====     =====     =====

---------------
(1) The portion of collection revenues attributable to disposal charges for waste collected by the Company and disposed at the Company's landfills have been excluded from collection revenues and included in landfill revenues.

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

                                                              YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------
                                                                     1995                     1996
                                                                   COMPARED                 COMPARED
                                                                   TO 1994                  TO 1995
                                                                   % CHANGE                 % CHANGE
                                              1994      1995      IN AMOUNTS     1996      IN AMOUNTS
                                              -----     -----     ----------     -----     ----------
STATEMENT OF OPERATIONS DATA:
Revenues....................................  100.0%    100.0%         37.4%     100.0%         13.4%
Cost of operations..........................   61.9      55.5          23.1       56.1          14.7
Selling, general and administrative
  expenses..................................   20.6      16.9          12.7       15.6           5.2
Depreciation and amortization expense.......   10.7      11.9          52.3       12.8          22.1
Acquisition related costs...................     --       0.7         100.0       37.2       5,889.1
Unusual costs...............................    1.3        --        (100.0)       2.3         100.0
                                              -----     -----                    -----
Operating income............................    5.5      15.0         278.0      (24.0)       (280.8)
Interest expense, net.......................    7.8       4.9         (13.8)       2.9         (32.9)
Income tax expense, (benefit)...............   (0.4)      4.5       1,515.2       (0.2)       (104.1)
Extraordinary loss, net of income tax
  benefit...................................    1.9        --        (100.0)       5.4         100.0
                                              -----     -----                    -----
  Net income (loss).........................   (3.8)%     5.6%        305.2%     (32.1)%      (741.5)%
                                              =====     =====                    =====

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


     Depreciation and Amortization Expense. Depreciation and amortization in 1996 was $31.5 million compared to $25.8 million in 1995, an increase of 22.1%. The increase in depreciation and amortization expense is due to acquisitions and capital expenditures. Before the Laidlaw Acquisition, fixed assets increased to $466.0 million at December 31, 1996 from $373.7 million at December 31, 1995 and goodwill increased to $110.7 million at December 31, 1996 from $98.1 million at December 31, 1995. As a percentage of revenues, depreciation and amortization increased to 12.8% in 1996 from 11.9% in 1995. This increase is primarily because amortization of landfill airspace as a percentage of revenue increased to 3.2% in 1996 from 2.7% in 1995 resulting from an increase in the rate of waste internalization.

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

     Cost of Operations. Cost of operations in 1995 was $120.7 million compared to $98.1 million in 1994, an increase of 23.1%. This increase in costs was attributable primarily to increase in revenues described above. As a percentage of revenues, cost of operations decreased to 55.5% in 1995 from 61.9% in 1994. The resulting increase in margins was due primarily to better internalization of waste flows in 1995 as compared to 1994 during which Allied collected waste disposed at Allied-owned and/or operated landfills, as measured using disposal costs, was 34.8% of revenue compared to 62.0% for 1995. Gross profit also increased because of increased operating efficiencies resulting from improvements made to vehicles and equipment through capital expenditures made in 1994 and 1995.

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


     Depreciation and Amortization Expense. Depreciation and amortization expense in 1995 was $25.8 million compared to $16.9 million in 1994, an increase of 52.3%. The increase in depreciation and amortization expense is due to acquisitions and capital expenditures. Fixed assets increased to $373.7 million at December 31, 1995 from $266.6 million at December 31, 1994 and goodwill increased to $98.1 million at December 31, 1995 from $84.1 million at December 31, 1994. As a percentage of revenues, depreciation and amortization increased to 11.9% in 1995 from 10.7% in 1994. This increase in primarily because amortization of landfill airspace as a percentage of revenue increased to 2.7% in 1995 from 1.0% in 1994 resulting from an increase in the rate of waste internalization.


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

     During the years ended December 31, 1994, 1995 and 1996, the Company's cash flows from operating, investing and financing activities were as follows (in millions):


                                                                     YEAR ENDED DECEMBER 31,
                                                                  ------------------------------
                                                                  1994       1995        1996
                                                                  -----     ------     ---------
OPERATING ACTIVITIES:
Net income (loss)...............................................  $(6.0)    $ 12.4     $   (79.4)
Extraordinary loss on early extinguishments of debt.............    4.9         --          22.4
Acquisition related costs.......................................     --        1.5          91.7
Unusual items...................................................    2.1         --           5.7
Non-cash operating expenses(1)..................................   16.9       35.9          36.9
Loss on sale of fixed assets....................................    0.7        0.3           1.9
Increase in operating assets and liabilities, net...............    3.5       (5.7)        (20.3)
                                                                  ------    ------     ---------
  Cash provided by operating activities.........................   22.1       44.4          58.9
                                                                  ------    ------     ---------
INVESTING ACTIVITIES:
Cost of acquisitions, net of cash acquired......................  (49.2)     (18.7)     (1,356.6)
Capital expenditures............................................  (51.8)     (62.7)        (67.5)
Proceeds from sale of fixed assets..............................    1.4        1.1           0.6
Other...........................................................    2.0       (0.4)           --
                                                                  ------    ------     ---------
  Cash used for investing activities............................  (97.6)     (80.7)     (1,423.5)
                                                                  ------    ------     ---------
FINANCING ACTIVITIES:
Net proceeds from sale and redemption of preferred stock and
  common stock..................................................   15.0       30.6          48.1
Net proceeds from long-term debt................................  126.3       66.6       1,809.7
Payments of long-term debt......................................  (59.5)     (55.8)       (445.8)
Other...........................................................   (4.9)      (6.3)         (1.3)
                                                                  ------    ------     ---------
  Cash provided by financing activities.........................   76.9       35.1       1,410.7
                                                                  ------    ------     ---------
Increase (decrease) in cash.....................................  $ 1.4     $ (1.2)    $    46.1
                                                                  ======    ======     =========


---------------
(1) Consists principally of provisions for depreciation and amortization, landfill closure and post-closure costs, doubtful accounts, potentially unrealizable acquisition costs and deferred income taxes.

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

     The Company is also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to its landfill operations. These financial assurances include performance bonds, letters-of-credit and trust deposits required principally to secure the Company's landfill estimated closure and postclosure obligations and collection contracts. At December 31, 1996, the Company had outstanding approximately $47.0 million of performance bonds, $99.5 million in letters-of-credit and $2.6 million of trust deposits. During calendar year 1997, the Company expects to be required to provide approximately $227.6 million in financial assurance obligations relating to its landfill operations. The Company expects that financial assurance obligations will increase in the future as it acquires and expands its activities and that a greater percentage of the financial assurances will be comprised of letters-of-credit.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Report of Independent Accountants.

        Consolidated Balance Sheets -- December 31, 1995 and 1996.

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

                                          ARTHUR ANDERSEN LLP

Phoenix, Arizona,
March 26, 1997.

                         ALLIED WASTE INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1995        1996
                                                                         --------   ----------
ASSETS
Current Assets --
  Cash and cash equivalents............................................  $  4,016   $   50,094
  Accounts receivable, net of allowance of $2,502 and $5,806...........    32,172       88,522
  Prepaid and other current assets.....................................     5,369        9,860
  Inventories..........................................................     1,960        6,941
  Assets held for sale.................................................        --      524,716
  Deferred income taxes................................................     2,669        5,809
                                                                         --------   ----------
          Total current assets.........................................    46,186      685,942
Property and equipment, net............................................   309,455      730,572
Goodwill, net..........................................................    88,429      856,108
Other assets...........................................................    14,636       44,927
                                                                         --------   ----------
          Total assets.................................................  $458,706   $2,317,549
                                                                         ========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
  Current portion of long-term debt to related parties.................  $    121   $      136
  Current portion of long-term debt to unrelated parties...............    37,460      532,811
  Accounts payable.....................................................    23,750       56,186
  Accrued interest.....................................................     5,995        4,910
  Other accrued liabilities............................................    14,028       77,458
  Unearned income......................................................     9,273       11,185
                                                                         --------   ----------
          Total current liabilities....................................    90,627      682,686
Long-term debt to related parties, less current portion................     1,862      112,473
Long-term debt to unrelated parties, less current portion..............   176,732    1,034,330
Convertible subordinated debt, net of discount, less current portion...     7,779        1,706
Deferred income taxes..................................................    25,649       53,095
Accrued closure, post-closure and environmental costs..................    10,530      135,604
Deferred royalties and other long-term obligations.....................     9,222       22,097
Commitments and contingencies
Stockholders' Equity --
  Preferred stock, aggregate liquidation preference of $15,052 and
     $9,907............................................................         2            1
  Common stock.........................................................       474          747
  Additional paid-in capital...........................................   134,326      352,589
  Retained earnings (deficit)..........................................     1,503      (77,779)
                                                                         --------   ----------
          Total stockholders' equity...................................   136,305      275,558
                                                                         --------   ----------
          Total liabilities and stockholders' equity...................  $458,706   $2,317,549
                                                                         ========   ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                         ALLIED WASTE INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS AND NUMBER OF SHARES)

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1994         1995         1996
                                                             ----------   ----------   ----------
Revenues...................................................  $  158,354   $  217,544   $  246,679
Cost of operations.........................................      98,086      120,738      138,437
Selling, general and administrative expenses...............      32,564       36,708       38,602
Depreciation and amortization..............................      16,931       25,779       31,470
Acquisition related costs..................................          --        1,531       91,693
Unusual items..............................................       2,100           --        5,744
                                                             ----------   ----------   ----------
  Operating income (loss)..................................       8,673       32,788      (59,267)
Interest income............................................      (1,073)        (716)      (2,110)
Interest expense...........................................      13,441       11,372        9,257
                                                             ----------   ----------   ----------
  Income (loss) before income taxes........................      (3,695)      22,132      (66,414)
Income tax expense (benefit)...............................        (689)       9,751         (399)
                                                             ----------   ----------   ----------
  Income (loss) before extraordinary loss..................      (3,006)      12,381      (66,015)
Extraordinary loss due to early extinguishment of debt, net
  of income tax benefit....................................      (3,029)          --      (13,412)
                                                             ----------   ----------   ----------
  Net income (loss)........................................      (6,035)      12,381      (79,427)
Dividends on preferred stock...............................      (3,773)      (4,070)      (1,073)
Conversion fee on equity securities converted..............          --       (2,151)          --
                                                             ----------   ----------   ----------
  Net income (loss) to common shareholders.................  $   (9,808)  $    6,160   $  (80,500)
                                                             ==========   ==========   ==========
Net income (loss) per share:
  Net income (loss) before extraordinary loss..............  $    (0.27)  $     0.15   $    (1.15)
  Extraordinary loss.......................................       (0.12)          --        (0.23)
                                                             ----------   ----------   ----------
  Net income (loss)........................................  $    (0.39)  $     0.15   $    (1.38)
                                                             ==========   ==========   ==========
Weighted average common and common equivalent shares
  outstanding..............................................  25,028,107   40,046,459   58,422,581
                                                             ==========   ==========   ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         ALLIED WASTE INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                            ADDITIONAL   RETAINED        TOTAL
                                       PREFERRED   COMMON    PAID-IN     EARNINGS    STOCKHOLDERS'
                                         STOCK     STOCK     CAPITAL     (DEFICIT)      EQUITY
                                       ---------   ------   ----------   ---------   -------------
Balance, December 31, 1993...........    $  46      $218     $ 64,019    $  5,995      $  70,278
  Common stock issued, net...........       --        33        8,123          --          8,156
  Stock options exercised............       --        --           87          --             87
  7% Cumulative Convertible preferred
     stock issued, net...............        1        --        3,490          --          3,491
  Series E Cumulative Convertible
     preferred stock issued, net.....       --        --       15,000          --         15,000
  Series D and $90 Cumulative
     Convertible preferred stock and
     convertible notes converted.....       (3)        1        5,930          --          5,928
  Dividends declared on preferred
     stock...........................       --        --       (3,773)         --         (3,773)
  Equity transactions pooled
     companies.......................       --        --         (141)     (3,019)        (3,160)
  Net loss...........................       --        --           --      (6,035)        (6,035)
                                          ----      ----     --------    ---------      --------
Balance December 31, 1994............    $  44      $252     $ 92,735    $ (3,059)     $  89,972
  Common stock issued, net...........       --        90       33,006          --         33,096
  Stock options and warrants
     exercised.......................       --         8        2,048          --          2,056
  Series C, Series D, 9% Cumulative
     Convertible, and $90 Cumulative
     Convertible preferred stock and
     convertible notes converted.....      (42)      124        6,523          --          6,605
  Dividends declared on preferred
     stock...........................       --        --           --      (4,070)        (4,070)
  Conversion fee on equity securities
     converted.......................       --        --           --      (2,151)        (2,151)
  Equity transactions of pooled
     companies.......................       --        --           14      (1,598)        (1,584)
  Net income.........................       --        --           --      12,381         12,381
                                          ----      ----     --------    ---------      --------
Balance December 31, 1995............        2       474      134,326       1,503        136,305
  Common stock issued, net...........       --       242      162,535          --        162,777
  Warrants issued....................       --        --       49,000          --         49,000
  Stock options and warrants
     exercised.......................       --        10        2,336          --          2,346
  9% Cumulative Convertible preferred
     stock and convertible notes
     converted ......................       (1)       21        5,465          --          5,485
  Dividends declared on preferred
     stock...........................       --        --       (1,073)         --         (1,073)
  Equity transactions pooled
     companies.......................       --        --           --         145            145
  Net loss...........................       --        --           --     (79,427)       (79,427)
                                          ----      ----     --------    ---------      --------
Balance December 31, 1996............    $   1      $747     $352,589    $(77,779)     $ 275,558
                                          ====      ====     ========    =========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         ALLIED WASTE INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                    YEAR ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                 1994       1995        1996
                                                               --------   --------   -----------
Operating Activities --
  Net income (loss)..........................................  $ (6,035)  $ 12,381   $   (79,427)
  Adjustments to reconcile net income (loss) to cash provided by operating activities --
  Extraordinary loss on early extinguishment of debt.........     4,929         --        22,352
  Provisions for:
     Depreciation and amortization...........................    16,931     25,779        31,470
     Closure and post-closure costs..........................       850        711         1,300
     Acquisition related costs...............................        --      1,531        91,693
     Unusual items...........................................     2,100         --         5,744
     Doubtful accounts.......................................     1,768      1,994         2,388
     Deferred income taxes...................................    (2,679)     5,683         1,700
     Loss on sale of fixed assets............................       762        291         1,941
     Write-off intangible assets.............................        --        237            --
  Change in operating assets and liabilities, excluding the
     effects of purchase acquisitions --
     Accounts receivable, prepaid expenses, inventories and
       other.................................................   (14,816)    (2,123)        7,032
     Accounts payable, accrued liabilities, unearned income,
       closure and post-closure costs and other..............    18,305     (2,047)      (27,283)
                                                               --------   --------   -----------
Cash provided by operating activities........................    22,115     44,437        58,910
                                                               --------   --------   -----------
Investing Activities --
  Cost of acquisitions, net of cash acquired.................   (49,160)   (18,715)   (1,356,639)
  Capital expenditures.......................................   (51,773)   (62,736)      (67,515)
  Proceeds from sale of fixed assets.........................     1,386      1,057           650
  Increase in cash value of life insurance policies..........      (243)      (272)           --
  Change in deferred acquisition costs and notes
     receivable..............................................     2,150        (85)           (9)
                                                               --------   --------   -----------
Cash used for investing activities...........................   (97,640)   (80,751)   (1,423,513)
                                                               --------   --------   -----------
Financing activities --
  Net proceeds from sale and redemption of preferred stock...    14,926       (316)           --
  Net proceeds from sale of common stock, stock options and
     warrants................................................        83     30,911        48,119
  Proceeds from long-term debt, net of issuance costs........   126,260     66,573     1,809,737
  Repayments of long-term debt...............................   (59,472)   (55,839)     (445,767)
  Other long-term obligations................................     1,390     (1,040)         (365)
  Dividends paid.............................................    (3,091)    (3,598)       (1,188)
  Equity transactions of pooled companies....................    (3,160)    (1,584)          145
                                                               --------   --------   -----------
Cash provided by financing activities........................    76,936     35,107     1,410,681
                                                               --------   --------   -----------
Increase (decrease) in cash and cash equivalents.............     1,411     (1,207)       46,078
Cash and cash equivalents, beginning of period...............     3,812      5,223         4,016
                                                               --------   --------   -----------
Cash and cash equivalents, end of period.....................  $  5,223   $  4,016   $    50,094
                                                               ========   ========   ===========


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

  Property and equipment --


     Property and equipment are recorded at cost, which includes interest to finance the acquisition and construction of major capital additions during the development phase, primarily landfills and transfer stations. Interest capitalized in the three years ended December 31, 1996 was $3,517,000, $11,088,000 and $12,970,000, respectively. Depreciation is provided on the straight-line method over the estimated useful lives of buildings (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (3-8 years). The cost of landfill airspace, including original acquisition cost and incurred and projected landfill preparation costs, is amortized based on tonnage as landfill airspace is consumed. Management periodically reviews the realizability of its investment in operating landfills. Should events and circumstances indicate that any of the Company's landfills be reviewed for possible impairment, such review for recoverability will be made in accordance with Emerging Issues Task Force Discussion Issue ("EITF") 95-23. The EITF outlines how cash flows for environmental exit costs should be determined and measured.

                         ALLIED WASTE INDUSTRIES, INC.

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

  Other assets --

     Other assets includes notes receivable, landfill closure deposits, deferred charges and miscellaneous non-current assets. Deferred charges include costs incurred to acquire businesses and to obtain equity and debt financing. Upon consummation of an acquisition, deferred costs relating to acquired businesses accounted for as purchases are allocated to goodwill or landfill airspace while costs relating to acquired businesses accounted for as poolings-of-interests are expensed. Direct costs related to acquisitions under evaluation are capitalized and reviewed for realization on a periodic basis. These costs are expensed when management determines that the capitalized costs provide no future benefit. Upon funding of equity and debt offerings, deferred costs are charged to additional paid-in capital or are capitalized as debt issuance costs and amortized using the interest method over the life of the related debt. Miscellaneous assets include consulting and non-competition agreements which are being amortized in accordance with the terms of the respective agreements and contracts.

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

                         ALLIED WASTE INDUSTRIES, INC.

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

                         ALLIED WASTE INDUSTRIES, INC.

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

                         ALLIED WASTE INDUSTRIES, INC.

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

  Statements of cash flows --

     The supplemental cash flow disclosures and non-cash transactions for the three years ended December 31, 1996 are as follows (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                1994        1995         1996
                                                               -------     -------     --------
Supplemental Disclosures --
  Interest paid..............................................  $12,229     $20,922     $ 26,667
  Income taxes paid..........................................      980       2,942        6,271
Non-Cash Transactions --
  Common stock, preferred stock or warrants issued in
     acquisitions or contributed to 401(k) plan..............  $11,426     $   754     $164,764
  Capital leases and debt obligations for the purchase of
     property and equipment..................................   13,311      21,659       19,094
  Debt and liabilities incurred or assumed in acquisitions...   23,344      14,434      213,082
  Debt converted to common stock or preferred stock..........    5,928       6,802        5,485
  Capitalized interest.......................................    3,517      11,088       12,970
  Dividends and interest paid, and conversion fee on debt and
     equity securities converted paid in common stock........       --       3,490           --

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

                         ALLIED WASTE INDUSTRIES, INC.

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

     On March 16, 1997, pursuant to a share purchase agreement with USA Waste Services, Inc. ("USA Waste"), the Company sold to USA Waste (the "Canadian Sale") all of the Canadian non-hazardous solid waste management operations of the Company acquired from Laidlaw for approximately $518 million. The Company used the proceeds from the Canadian Sale to pay down approximately $517 million in debt under the Senior Credit Facility.

     The following table reflects the allocation of purchase price for the Laidlaw Acquisition, giving effect to the Canadian Sale, (in thousands):

        Current assets.................................................    $  70,137
        Property and equipment.........................................      353,793
        Goodwill.......................................................      757,200
        Non-current assets.............................................        2,550
        Current liabilities............................................      (88,759)
        Long-term debt.................................................       (4,019)
        Other long-term obligations....................................     (106,648)
                                                                           ----------
          Total net assets.............................................    $ 984,254
                                                                           ==========

     The following table summarizes acquisitions for the three years ended December 31, 1996, excluding the Laidlaw Acquisition:

                                                      1994            1995            1996
                                                    ---------       ---------       ---------
    Number of businesses acquired accounted
      for as:
      Poolings-of-interests...................             --               5               5
      Purchases...............................             21              13              16
    Total consideration (in millions).........      $    99.5(1)    $    45.3(2)    $   126.5
    Shares of stock issued:
      Common stock............................      2,897,858       4,000,040(3)    8,924,374(4)
      Preferred stock.........................          9,982              --              --

---------------
(1) Includes $11.7 million paid for two landfills under development.

(2) Includes $9.9 million paid for the acquisition of an operating landfill.

(3) Includes 23,244 shares of contingently issuable common stock.

(4) Includes 774,794 shares of contingently issuable common stock.

                         ALLIED WASTE INDUSTRIES, INC.

     Revenues and net income have been restated for acquisitions accounted for as poolings-of-interests as presented in the following table (in thousands):

                                                            ALLIED
                                                            BEFORE
                                                           POOLING          1996       ALLIED, AS
                                                         ACQUISITIONS     POOLINGS      RESTATED
                                                         ------------     --------     ----------
    Year ended December 31, 1996
      Revenues.........................................    $221,265       $ 25,414      $ 246,679
      Net loss.........................................     (77,132)        (2,295)       (79,427)
    Year ended December 31, 1995
      Revenues.........................................     169,865         47,679        217,544
      Net income.......................................      11,584            797         12,381
    Year ended December 31, 1994
      Revenues.........................................     114,814         43,540        158,354
      Net loss.........................................      (6,731)           696         (6,035)

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

                                                                      1996         1996
                                                                    REPORTED     PRO FORMA
                                                                    --------     ---------
    Revenues......................................................  $246,679     $ 750,396
    Operating loss................................................   (59,267)       (4,079)
    Net loss......................................................   (79,427)     (105,760)
    Net loss to common shareholders...............................   (80,500)     (106,833)
    Net loss per common share.....................................     (1.38)        (1.46)

     This data does not purport to be indicative of the results of operations of Allied that might have occurred nor which might occur in the future.

3.  ASSETS HELD FOR SALE


     In March 1997, the Company completed the Canadian Sale for approximately $518 million in cash. No gain or loss was recorded on this sale. In addition, the Company has entered into a definitive agreement to sell certain non-core medical waste assets for approximately $6.7 million. No gain or loss is expected to be recorded in connection with this sale. These transactions were accounted for in accordance with Emerging Issues Task Force Issue 87-11 "Allocation of Purchase Price to Assets to be Sold." Accordingly, excluded from consolidated statements of operations and included in total net assets held for sale is $5.8 million of income from operations and $9.6 million of interest expense attributable to the Canadian operations as reported for the period January 1, 1997 through March 16, 1997, the date on which the Canadian operations were sold.

                         ALLIED WASTE INDUSTRIES, INC.

     At December 31, 1996, the net assets held for sale are classified as current assets in the consolidated balance sheet and are summarized as follows (in thousands):


        Cash..............................................................  $    628
        Accounts receivable, net..........................................    43,104
        Other current assets..............................................     6,402
        Property and equipment, net.......................................   165,622
        Goodwill..........................................................   349,192
        Other long-term assets............................................    13,099
        Current liabilities...............................................   (31,338)
        Long-term liabilities.............................................   (21,993)
                                                                            --------
                  Total net assets held for sale..........................  $524,716
                                                                            ========


4.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1995 and 1996 was as follows (in thousands):


                                                                   1995         1996
                                                                 --------     --------
        Land and improvements..................................  $ 16,449     $ 39,858
        Land held for permitting as landfills(1)...............     5,640       66,070
        Landfills..............................................   186,566      320,763
        Buildings and improvements.............................    24,525       59,359
        Vehicles and equipment.................................    88,410      266,494
        Containers and compactors..............................    46,412       59,931
        Furniture and office equipment.........................     5,735        7,312
                                                                 --------     --------
                                                                  373,737      819,787
        Accumulated depreciation and amortization..............   (64,282)     (89,215)
                                                                 --------     --------
                                                                 $309,455     $730,572
                                                                 ========     ========


---------------
(1) These properties have been approved for use as landfills, and the Company is currently in the process of obtaining the necessary permits.

5.  LONG-TERM DEBT

     Long-term debt at December 31, 1995 and 1996 consists of the following (in thousands):

  To related parties --

                                                                    1995        1996
                                                                   ------     --------
        Unsecured notes payable to stockholders, net of discount,
          interest at an effective rate of 14%...................  $   --     $110,747
        Unsecured notes payable to stockholders, interest at
          12%....................................................   1,983        1,862
                                                                   ------     --------
                                                                    1,983      112,609
          Current portion........................................     121          136
                                                                   ------     --------
                                                                   $1,862     $112,473
                                                                   ======     ========

     In connection with the Laidlaw Acquisition, a subsidiary of the Company issued a $150 million 7% Junior Subordinated Debenture (the "7% Debenture") and a $168.3 million Zero Coupon Debenture (the "Zero

                         ALLIED WASTE INDUSTRIES, INC.

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

  To unrelated parties --

                                                                     1995          1996
                                                                   --------     ----------
    Senior credit facilities, weighted average interest at 9.25%
      and 10.03% at December 31, 1995 and 1996, respectively.....  $ 37,401     $  975,000
    Senior subordinated notes, interest at 12% and 10.25%-12% at
      December 31, 1995 and 1996, respectively, unsecured........   100,000        525,010
    Notes payable to banks, finance companies and individuals, weighted average interest rate of 8.0% and 10.35% at
      December 31, 1995 and 1996, respectively and principal
      payable through 2014, secured by vehicles, equipment, real estate, accounts receivable or stock of certain
      subsidiaries...............................................    33,083          9,475
    Notes payable to individuals and a commercial company,
      interest at 5%-12%, principal and interest payable through
      2006, unsecured............................................    11,039         12,383
    Obligations under capital leases of vehicles and equipment, weighted average interest at 9.9% and 9.6% at December 31,
      1995, and 1996, respectively, payable monthly..............    32,656         45,217
                                                                   --------     ----------
                                                                    214,179      1,567,085
      Current portion............................................    37,447        532,755
                                                                   --------     ----------
                                                                   $176,732     $1,034,330
                                                                   ========     ==========

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

                         ALLIED WASTE INDUSTRIES, INC.

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

  Convertible subordinated debt --

                                                                      1995       1996
                                                                     ------     ------
        Senior Convertible Subordinated Debentures, unsecured......  $5,000     $  975
        Convertible subordinated notes,unsecured...................   1,992         --
        Convertible note payable to an individual, unsecured.......     800        787
                                                                     ------     ------
                                                                      7,792      1,762
          Current portion..........................................      13         56
                                                                     ------     ------
                                                                     $7,779     $1,706
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

                         ALLIED WASTE INDUSTRIES, INC.

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

  Future maturities of long-term debt --

     Aggregate future maturities of long-term debt (including a $517 million repayment on the Senior Credit Facility from the proceeds of the Canadian Sale) outstanding at December 31, 1996 (in thousands):

                                    MATURITY                              1996
            ---------------------------------------------------------  ----------
            1997.....................................................  $  532,947
            1998.....................................................      14,778
            1999.....................................................      12,830
            2000.....................................................       7,202
            2001.....................................................       7,777
            Thereafter...............................................   1,105,922
                                                                       ----------
                                                                       $1,681,456
                                                                       ==========

     Future payments under capital leases, the principal amounts of which are included above in future maturities of long-term debt, are as follows at December 31, 1996 (in thousands):

                                                                       1996
                                                        ----------------------------------
                           MATURITY                     PRINCIPAL     INTEREST      TOTAL
        ----------------------------------------------  ---------     --------     -------
        1997..........................................   $ 10,950     $  3,804     $14,754
        1998..........................................      9,737        2,806      12,543
        1999..........................................      8,175        1,928      10,103
        2000..........................................      6,260        1,230       7,490
        2001..........................................      7,246          700       7,946
        Thereafter....................................      2,849          563       3,412
                                                          -------      -------     -------
                                                         $ 45,217     $ 11,031     $56,248
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

                         ALLIED WASTE INDUSTRIES, INC.

     The Company's estimate of total future payments for closure and post-closure liabilities for currently owned and operated landfills is as follows (in thousands):

            1997......................................................  $ 18,122
            1998......................................................    16,581
            1999......................................................     5,741
            2000......................................................     8,331
            2001......................................................     6,331
            Thereafter................................................   412,211
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

                         ALLIED WASTE INDUSTRIES, INC.

estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on the Company's consolidated liquidity, financial positions or results of operations.

7.  STOCKHOLDERS' EQUITY

     The authorized, issued and outstanding shares of the Company's classes of capital stock were as follows:

                                                                          ISSUED AND OUTSTANDING
                                              LIQUIDATION                     AT DECEMBER 31,
                                              PREFERENCE    AUTHORIZED    -----------------------
                                               PER SHARE      SHARES         1995         1996
                                              -----------   -----------   ----------   ----------
    Preferred stock, $.10 par --
      Series C Convertible..................    $    10         800,000           --           --
      Series D Convertible..................         15         267,000        4,000           --
      9% Cumulative Convertible.............      1,000          30,000        5,029           --
      $90 Cumulative Convertible............      1,000          20,000           --           --
      7% Cumulative Convertible.............      1,000         100,000        9,963        9,907
    Common stock, $.01 par, net of 570,048
      treasury shares.......................         --     200,000,000   48,031,528   75,478,867

     Dividends declared and accrued on the Company's classes of preferred stock were as follows:

                                                    DIVIDENDS DECLARED             ACCRUED
                                               FOR THE YEARS ENDED DECEMBER     DIVIDENDS AT
                                                           31,                  DECEMBER 31,
                                               ----------------------------     -------------
                                                1994       1995       1996      1995     1996
                                               ------     ------     ------     ----     ----
    Series D Convertible.....................  $  202     $  184     $    1     $ 41     $ --
    9% Cumulative Convertible................   2,464      2,466        377       75       --
    $90 Cumulative Convertible...............     526        560         --       --       --
    7% Cumulative Convertible................     472        698        695      145      144
    Series E Cumulative Convertible..........     109        162         --       --       --
                                               ------     ------     ------     ----     ----
                                               $3,773     $4,070     $1,073     $261     $144
                                               ======     ======     ======     ====     ====

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

                         ALLIED WASTE INDUSTRIES, INC.

  Warrants to purchase common stock --

     Warrants to purchase common shares at December 31, 1995 and 1996 are summarized as follows:

                                                                1995                1996
                                                          ----------------    ----------------
    Number of shares....................................     3,488,010           22,645,166
    Purchase price per share............................   $3.00 - $13.50      $3.37 - $13.50
    Expiration dates....................................    1996 - 2005         1997 - 2008

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


     The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the Company's common stock upon the date of grant. In 1996, the Company adopted SFAS No. 123 for disclosure purposes and accordingly, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.18% to 7.64%, expected life of 5-8 years, dividend rate of zero percent, and expected volatility of 49.09% to 52.04%. Using these assumptions, the Company's net income (loss) and net income (loss) per share would have been as follows (amounts in thousands except per share data):



                                                                       FOR THE YEAR ENDED
                                                                          DECEMBER 31,
                                                                       -------------------
                                                                        1995        1996
                                                                       ------     --------
    Net income (loss):
      As reported....................................................  $6,160     $(80,500)
      Pro forma......................................................   5,419      (82,457)
    Net income (loss) per share:
      As reported....................................................  $ 0.15     $  (1.38)
      Pro forma......................................................    0.14        (1.41)

                         ALLIED WASTE INDUSTRIES, INC.

     A summary of the status of the Company's stock option plans at December 31, 1995 and 1996 and for the years then ended is presented in the table and narrative below:

                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                                      1995          1996
                                                                    ---------     ---------
    Options outstanding, beginning of period......................  1,575,739     2,849,568
      Options granted.............................................  1,493,469     1,747,550
      Options exercised...........................................   (183,606)     (277,016)
      Options terminated..........................................    (36,034)      (11,408)
                                                                    ---------     ---------
    Options outstanding, end of period............................  2,849,568     4,308,694
                                                                    =========     =========
    Options exercisable, end of period............................  1,774,456     2,170,086
    Weighted average fair value of options granted................      $4.66         $8.64

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

                                                            YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------
                                                      1994           1995            1996
                                                   ----------     -----------     -----------
    Common shares outstanding....................  25,805,179      48,031,528      75,478,867
    Effect of using weighted average common
      shares outstanding during the period.......    (876,091)    (10,428,172)    (17,097,236)
    Effect of stock options and warrants, assumed
      exercisable................................          --       1,989,556              --
    Effect of Series C preferred stock, assumed
      converted..................................          --         233,533              --
    Effect of shares assumed issued pursuant to
      earn-out...................................      99,019         220,014          40,950
                                                   ----------      ----------      ----------
                                                   25,028,107      40,046,459      58,422,581
                                                   ==========      ==========      ==========

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

     The components of the income tax provision (benefit) consist of the following (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                             ------------------------------
                                                              1994        1995       1996
                                                             -------     ------     -------
    Current tax provision..................................  $ 1,011     $4,724     $   947
    Deferred provision (benefit)...........................   (1,700)     5,027      (1,346)
                                                             -------     ------     -------
              Total........................................  $  (689)    $9,751     $  (399)
                                                             =======     ======     =======

     Reconciliation of the federal statutory tax rate to the Company's effective rate is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                               ----------------------------
                                                               1994        1995       1996
                                                               -----       ----       -----
    Federal statutory tax rate...............................  (34.0)%     35.0%      (35.0)%
    Consolidated state taxes, net of federal benefit.........    4.5        5.0        (5.0)
    Taxes of pooled companies................................   (4.2)      (2.1)        0.7
    Amortization of goodwill.................................    9.3        3.8         2.3
    Potential tax goodwill greater than book goodwill........     --         --        34.7
    Other permanent differences..............................    5.8        2.4         1.7
                                                               -----       ----       -----
              Effective tax rate.............................  (18.6)%     44.1%       (0.6)%
                                                               =====       ====       =====

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

                         ALLIED WASTE INDUSTRIES, INC.

     The components of the net long-term deferred tax liability are as follows (in thousands):

                                                                      YEAR ENDED DECEMBER
                                                                              31,
                                                                     ---------------------
                                                                      1995          1996
                                                                     -------       -------
    Deferred tax liability relating to property primarily
      consisting of landfill assets and debt basis differences.....  $28,606       $78,700
                                                                     -------       -------
    Deferred tax assets relating to:
      Closure and post-closure reserves............................       99         1,883
      Other reserves and estimated expenses........................    2,858        23,722
                                                                     -------       -------
      Deferred tax assets, net.....................................    2,957        25,605
                                                                     -------       -------
    Net long-term deferred tax liability...........................  $25,649       $53,095
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

     Any amounts at issue in the Tax Controversy and for which any LSW Subsidiary may ultimately be found liable, are included in and covered by the indemnification of the Company by Laidlaw set forth in the Stock Purchase Agreement by and between the Company and Laidlaw, among others, dated September 17, 1996 (the "Purchase Agreement"). Further, the Company and Laidlaw, among others, have entered into a Setoff Agreement, under which Laidlaw has agreed that if the Tax Controversy results in any damage, liability or expense to any LSW Subsidiary, and if Laidlaw fails to indemnify the Company against all such damages, liabilities or expenses within 30 days of a demand for indemnification, then the Company may set off the amount of all such damages, liabilities and expenses against all amounts then owed by the Company under the certain debt issued to Laidlaw consisting primarily of the Allied Canada Debentures.

     Other than to the extent contemplated in the Setoff Agreement, the obligation of Laidlaw to indemnify the Company in respect of amounts at issue in the Tax Controversy is a general, unsecured obligation of

                         ALLIED WASTE INDUSTRIES, INC.

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

     Allied has operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

                                                                   DECEMBER 31, 1996
                                                                   -----------------
            1997.................................................       $12,613
            1998.................................................         9,566
            1999.................................................         7,879
            2000.................................................         5,489
            2001.................................................         4,184
            Thereafter...........................................        87,084

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

                         ALLIED WASTE INDUSTRIES, INC.

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

13.  SUMMARIZED FINANCIAL INFORMATION OF ALLIED WASTE NORTH AMERICA, INC.


     As discussed in Note 5, the 1996 Notes issued by Allied NA (a consolidated subsidiary of the Company) are guaranteed by Allied. The separate complete financial statements of Allied NA have not been included herein as management has determined that such disclosure is not considered to be material to the holders of the 1996 Notes. However, summarized balance sheet information for Allied NA and subsidiaries as of December 31, 1996 is as follows (in thousands):


               SUMMARIZED CONSOLIDATED BALANCE SHEET INFORMATION


                                                                       DECEMBER 31, 1996
                                                                       -----------------
        Current assets...............................................     $   685,942
        Property and equipment, net..................................         730,572
        Goodwill.....................................................         856,108
        Other non-current assets.....................................          44,927
        Current liabilities..........................................         682,686
        Long-term debt, net of current portion.......................       1,037,762
        Due to parent................................................         275,558
        Due to Allied Canada Finance, Ltd............................         110,747
        Other long-term obligations..................................         210,796


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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     All of the Company's directors and executive officers are set forth in the following table:

                                                                                 DIRECTOR
             NAME                            POSITION HELD                AGE     SINCE
------------------------------  ----------------------------------------  ----   --------
Roger A. Ramsey...............  Chairman of the Board of Directors,         58     1989
                                Chief Executive Officer, Director
Thomas H. Van Weelden.........  President, Chief Operating Officer,         42     1992
                                Director
Daniel J. Ivan................  Vice President, Director                    56     1990
Henry L. Hirvela..............  Vice President, Chief Financial Officer     45
Michael G. Hannon.............  Vice President of Corporate Development     42
Peter S. Hathaway.............  Vice President, Treasurer and Chief         41
                                  Accounting Officer
Steven M. Helm................  Vice President -- Legal and Secretary       49
Larry D. Henk.................  Vice President of Operations                37
H. Steven Uthoff..............  Vice President, Controller                  48
Nolan Lehmann.................  Director                                    52     1990
Robert G. Reedy...............  Director                                    43     1992
Alan B. Shepard...............  Director                                    73     1994
James G. Coulter..............  Director                                    37     1995
John M. Lewis.................  Director                                    66     1995
William K. Reilly.............  Director                                    57     1995
Jeffrey A. Shaw...............  Director                                    32     1995
Ivan Cairns...................  Director                                    51     1997
James Bullock.................  Director                                    52     1997
Brian A. O'Leary..............  Director                                    58     1997

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

     Thomas H. Van Weelden joined the Company in January 1992 as its Vice President -- Development, and was promoted to President and Chief Operating Officer in December 1992. He was also elected as a Director in March 1992. Mr Van Weelden served as President and Chief Executive Officer of R.18, Inc. ("R.18"), a solid waste disposal company in East Moline, Illinois, from 1991 until its acquisition by the Company in January 1992 and as President of Van Weelden Brothers Waste and Vermillion Waste from 1975 until their acquisition by the Company in July 1992.

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

     Henry L. Hirvela has served as Vice President and Chief Financial Officer of the Company since May 1996. From September 1995 through February 1996 he served as Chief Financial Officer for Power Computing Corporation ("Power Computing"), a privately owned manufacturer of Macintosh operating system personal computers. Prior to joining Power Computing, Mr. Hirvela was employed by BFI since 1988 as Vice President -- Treasurer with responsibility for the company's global finance and cash management functions. From 1981 until 1988 Mr. Hirvela worked for Texas Eastern Corporation, a diversified international energy company, in a number of management positions including Assistant Treasurer and Manager -- Corporate Development. Prior to joining Texas Eastern Corporation Mr. Hirvela worked for Bank of America as an operations officer in San Diego, California.

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

     Steven M. Helm has served as Vice President -- Legal and Secretary of the Company since May 1996. Prior to joining the Company, Mr. Helm was an attorney in private practice in Danville, Illinois.

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

ITEM 11.  EXECUTIVE COMPENSATION

     Summary of Compensation. The following table provides certain summary information concerning compensation paid or accrued during the fiscal years ended December 31, 1996, 1995 and 1994 to the Company's Chief Executive Officer and to each of the four other most highly compensated executive officers serving at the end of the fiscal year ended December 31, 1996 (the "Named Executive Officers"):

                                                                                          LONG TERM
                                                                                         COMPENSATION
                                                                                            AWARDS
                                                                                         ------------
                                                         ANNUAL COMPENSATION              SECURITIES
                                                  ----------------------------------      UNDERLYING
                                                                        OTHER ANNUAL       OPTIONS/
            NAME AND POSITION              YEAR    SALARY     BONUS     COMPENSATION      SARS(1)(#)
-----------------------------------------  -----  --------   --------   ------------     ------------
Roger A. Ramsey..........................   1996  $348,803   $120,000     $  9,972(2)       600,000
  Chief Executive Officer                   1995   260,000    200,000           --          232,175
                                            1994   223,538     32,500           --           40,000
Thomas H. Van Weelden....................   1996   357,345    120,000        6,849(2)       600,000
  President and Chief Operating Officer     1995   260,000    160,000           --(3)       232,175
                                            1994   223,538     52,500      170,638           40,000
Larry D. Henk............................   1996   197,700     85,000          448(2)        40,000
  Vice President -- Operations              1995   175,000     65,000           --          150,000
                                            1994   135,800     44,000           --           68,100
H. Steven Uthoff.........................   1996   197,147     45,000       68,569(4)        40,000
  Vice President -- Controller              1995   175,000     52,500           --          150,000
                                            1994    84,015      9,000           --           25,000
Henry L. Hirvela.........................   1996   157,827     85,000       26,830(5)       100,000
  Vice President -- Chief Financial
  Officer                                   1995        --         --           --               --
                                            1994        --         --           --               --

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

     Option Grants in Last Fiscal Year. The following table provides certain information with respect to options granted to the Chief Executive Officer and to each of the Named Executive Officers during the fiscal year ended December 31, 1996 under the Incentive Plans:

                                              INDIVIDUAL GRANTS                      POTENTIAL REALIZABLE
                           -------------------------------------------------------  VALUE AT ASSUMED ANNUAL
                            NUMBER OF     PERCENT OF TOTAL                           RATES OF STOCK PRICE
                            SECURITIES      OPTIONS/SARS     EXERCISE               APPRECIATION FOR OPTION
                            UNDERLYING       GRANTED TO       OR BASE                       TERM(2)
                           OPTIONS/SARS     EMPLOYEES IN       PRICE     EXPIRATION -----------------------
    NAME AND POSITION      GRANTED(#)(1)    FISCAL YEAR      ($/SHARE)     DATE       5%($)        10%($)
-------------------------  ------------   ----------------   ---------   ---------  ----------   ----------
Roger A. Ramsey..........     400,000            21%          $ 9.500    06/21/06   $2,389,800   $6,056,221
  Chief Executive Officer     100,000             5%            9.500    06/21/06      597,450    1,514,055
                              100,000             5%            8.125       N/A        510,977    1,294,916
Thomas H. Van Weelden....     400,000            21%            9.500    06/21/06    2,389,800    6,056,221
  President and COO           100,000             5%            9.500    06/21/06      597,450    1,514,055
                              100,000             5%            8.125       N/A        510,977    1,294,916
Larry D. Henk............      40,000             2%            6.875    01/24/06      172,946      438,279
  Vice President --
  Operations
H. Steven Uthoff.........      40,000             2%            6.875    01/24/06      172,946      438,279
  Vice President --
  Controller
Henry L. Hirvela.........     100,000             5%            9.125    04/01/06      573,866    1,454,290
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

     Aggregated Option Exercises and Fiscal Year Ended Option Values. The following table provides certain information with respect to options exercised during the fiscal year ended December 31, 1996 by the Chief Executive Officer and each of the Named Executive Officers listed in the preceding tables:

                                                               NUMBER OF                 VALUE OF
                                                         SECURITIES UNDERLYING         UNEXERCISED
                                                              UNEXERCISED              IN-THE-MONEY
                               SHARES                         OPTIONS/SARS           OPTIONS/SARS AT
                             ACQUIRED ON      VALUE      AT FISCAL YEAR-END(#)    FISCAL YEAR-END($)(1)
           NAME              EXERCISE(#)   REALIZED($)   EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
---------------------------  -----------   -----------   ----------------------  ------------------------
Roger A. Ramsey............         --            --      564,494       595,181  $2,453,265      $353,313
Thomas H. Van Weelden......         --            --      401,994       520,181   1,608,263       240,815
Larry D. Henk..............         --            --      179,800        90,000     825,975       344,000
H. Steven Uthoff...........         --            --      125,000        90,000     604,250       344,000
Henry L. Hirvela...........         --            --           --       100,000          --        12,500

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

     The Management Development and Compensation Committee of the Board of Directors.

                                  Nolan Lehman
                                Alan B. Shepard
                                James G. Coulter

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

                                      LOGO

                                           12/31/91  12/31/92  12/31/93  12/03/94  12/29/95  12/31/96
                                           --------  --------  --------  --------  --------  --------
Allied Waste Industries, Inc. ...........  $  9.00   $  4.75   $  5.25   $  4.00   $  7.13   $  9.25
                                           --------  --------  --------  --------  --------  --------
          Index..........................   100.0      52.8      58.3      44.4      79.2     102.8
                                           --------  --------  --------  --------  --------  --------
Nasdaq Composite Index...................  $187.20   $217.86   $250.09   $244.46   $346.72   $425.28
                                           --------  --------  --------  --------  --------  --------
          Index..........................   100.0     116.4     133.6     130.6     184.7     227.2
                                           --------  --------  --------  --------  --------  --------
Peer Group:
BFI, Inc. ...............................  $ 21.75   $ 26.13   $ 25.75   $ 28.38   $ 29.38   $ 26.25
American Waste Services, Inc. ...........     7.38      3.38      3.13      1.63      2.00      2.38
WMX Technologies, Inc. ..................    42.13     40.00     26.38     26.13     29.75     32.50
USA Waste Services, Inc. ................    14.00     14.50     11.38     11.38     18.88     31.88
                                           --------  --------  --------  --------  --------  --------
          Total..........................  $ 85.26   $ 84.01   $ 66.64   $ 67.50   $ 80.00   $ 93.00
                                           --------  --------  --------  --------  --------  --------
          Index..........................   100.0      98.5      78.2      79.2      93.8     109.1
                                           --------  --------  --------  --------  --------  --------

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

                                                                                        PERCENT
              NAME OF PERSON OR IDENTITY OF GROUP(1)                   NUMBER           OF CLASS
-------------------------------------------------------------------  ----------         --------
Roger A. Ramsey....................................................     998,667(2)         1.3%
Thomas H. Van Weelden..............................................   1,309,013(3)         1.7%
Laidlaw Transportation, Inc.(4)(17)................................  14,600,000(5)        19.1%
     669 Airport Freeway, Suite 400
     Hurst, Texas 76102
TPG Partners, L.P.(17).............................................  11,776,765(6)        15.3%
TPG Parallel I, L.P.
     201 Main Street, Suite 2420
     Fort Worth, Texas 76102
Nolan Lehmann......................................................   1,547,310(7)         2.0%
Brian A. O'Leary...................................................   6,005,241            7.8%
Daniel J. Ivan.....................................................     113,903(8)           *
Larry D. Henk......................................................     288,020(9)           *
H. Steven Uthoff...................................................     202,333(10)          *
Robert G. Reedy....................................................      71,893(11)          *
Alan B. Shepard....................................................      74,596(12)          *
James Bullock......................................................      25,000(13)         --
Iran R. Cairns.....................................................  14,625,000(14)       19.1%
William K. Reilly..................................................      35,000(13)          *
John M. Lewis......................................................      37,243(15)          *
James G. Coulter...................................................  11,811,765(16)       15.3%
Jeffrey A. Shaw....................................................      35,000(13)          *
All directors and executive officers as a group
  (19 persons) (2)-(3), (6)-(16)...................................  32,607,966           41.3%

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

 (4) Laidlaw Transportation, Inc. is a wholly-owned subsidiary of Laidlaw Inc., 3221 North Service Road, Burlington, Ontario, Canada L7R 3Y8.

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

     In consideration of the acquisition of R.18 in January 1992, the Company and Thomas H. Van Weelden entered into a non-competition agreement which provides for the payment to Mr. Van Weelden of an annual fee of $25,000 through February, 1997. Prior to the Company's acquisition of EDC, Mr. Van Weelden, certain of his affiliates and certain other persons entered into an agreement with EDC pursuant to which EDC is obligated to pay an aggregate of $5.6 million on the issuance of a permit entitling EDC or its subsidiaries to operate a non-hazardous solid waste landfill comprising at least 7,000,000 cubic yards of airspace on a tract of land formerly owned by such parties. In April 1995, this permit was issued and the $5.6 million obligation was remitted to the aforementioned parties in the form of cash and promissory notes. Thomas H. Van Weelden, Larry D. Henk and James G. Van Weelden received $1,204,875, $187,250 and $655,375, respectively, in four-year promissory notes bearing interest at 12%. All promissory notes issued in connection with this permit are guaranteed by the Company.

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

  Exhibits --


 2.1   Stock Purchase Agreement dated September 17, 1996 among the Company, Allied NA,
       3294862 Canada Inc., Laidlaw Inc., Laidlaw Transportation, Inc., Laidlaw Waste
       Systems, Inc., Laidlaw Waste Systems (Canada) Ltd. and Laidlaw Medical Services Ltd.
       Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 2, 1996, is incorporated herein by reference.
 2.2   Purchase Agreement relating to the 1996 Notes dated November 25, 1996. Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 19, 1996, is incorporated herein by reference.
 2.3   Share Purchase Agreement dated January 15, 1997 among the Company, Allied Waste
       Holdings (Canada) Ltd., Laidlaw Waste Systems, Inc., USA Waste Services, Inc. and
       Canadian Waste Services, Inc. Exhibit 10.0 to the Company's Current Report on Form 8-K
       dated January 30, 1997, is incorporated herein by reference.
 3.1   Restated Certificate of Incorporation of the Company.*
 3.2   Certificate of Designation, Preferences, Rights and Limitations of 7% Cumulative
       Convertible Preferred Stock, par value $.10 per share dated April 27, 1994. Exhibit
       3.2 to Post-Effective Amendment Number 1 to the Company's Registration Statement on
       Form S-1 (No. 33-75070) is incorporated herein by reference.
 3.3   Amended and Restated Bylaws of the Company. Exhibit 10.1 to the Company's Quarterly
       Report on Form 10-Q dated November 5, 1996, is incorporated herein by reference.
 4.1   Specimen certificate for shares of Common Stock par value $.01 per share. Exhibit 4.2 of the Company's Registration Statement on Form S-1 (No. 33-48507) is incorporated herein by reference.
 4.2   Indenture relating to the 1994 Notes dated January 15, 1994 between the Company and
       First Trust National Association, as trustee ("First Trust"). Exhibit 4.1 to the
       Company's Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.
 4.3   Specimen certificate representing the 1994 Notes. Exhibit 4.2 of the Company's
       Registration Statement on Form S-1 (No. 33-48507) is incorporated herein by reference.
 4.4   Second Supplemental Indenture relating to the 1994 Notes dated June 30, 1994 between the Company and First Trust. Exhibit 1.1 to the Company's Current Report on Form 8-K
       dated December 29, 1994, is incorporated herein by reference.
 4.5   Third Supplemental Indenture relating to the 1994 Notes dated January 31, 1995 between the Company and First Trust. Exhibit 10.3 to the Company's Quarterly Report on Form
       10-Q dated August 10, 1995, is incorporated herein by reference.
 4.6   Fourth Supplemental Indenture relating to the 1994 Notes dated January 23, 1996, between the Company and First Trust. Exhibit 10.1 to the Company's Current Report on
       Form 8-K dated January 22, 1996, is incorporated herein by reference.
 4.7   Fifth Supplemental Indenture relating to the 1994 Notes dated July 30, 1996 between the Company and First Trust. Exhibit 10.2 to the Company's Quarterly Report on Form
       10-Q dated August 14, 1996, is incorporated herein by reference.
 4.8   Indenture relating to the 1996 Notes dated February 28, 1997 between the Company and
       First Trust. Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No.
       333-22575) is incorporated herein by reference.
 4.9   1991 Incentive Stock Plan of the Company. Exhibit 10.T to the Company's Form 10 dated
       May 14, 1991, is incorporated herein by reference.

 4.10  1991 Non-Employee Director Stock Plan of the Company. Exhibit 10.U to the Company's
       Form 10 dated May 14, 1991, is incorporated herein by reference.
 4.11  1993 Incentive Stock Plan of the Company. Exhibit 10.3 to the Company's Registration
       Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.
 4.12  1994 Amended and Restated Non-Employee Director Stock Option Plan of the Company.
       Exhibit B to the Company's Definitive Proxy Statement in accordance with Schedule 14A dated April 28, 1994, is incorporated herein by reference.
 4.13  Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan.
       Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.
 4.14  Amended and Restated 1994 Incentive Stock Plan. Exhibit 10.1 to the Company's
       Quarterly Report on Form 10-Q dated May 31, 1996, is incorporated herein by reference.
10.1   Employment Agreement dated May 18, 1992, between the Company and Roger A. Ramsey, as amended. Exhibit 10.33 to the Company's Registration Statement on Form S-1 (No.
       33-37110) is incorporated herein by reference.
10.2   Employment Agreement dated October 20, 1993, between the Company and Thomas H. Van
       Weelden, as amended. Exhibit 10.32 to the Company's Registration Statement on Form S-1
       (No. 33-37110) is incorporated herein by reference.
10.3   Employment Agreement dated January 3, 1994, between the Company and Larry D. Henk, as amended. Exhibit 10.43 to the Company's Current Report on Form S-1/A-1 (No. 33-75070)
       is incorporated herein by reference.
10.4   Employment Agreement dated May 26, 1994, between the Company and H. Steven Uthoff, as amended. Exhibit 10.45 to the Company's Current Report on Form S-1/A-1 (No. 33-75070)
       is incorporated herein by reference.
10.5   Securities Purchase Agreement dated October 27, 1994, between the Company and TPG
       Partners, L.P. (the "TPG Agreement"). Exhibit 1.1 to the Company's Current Report on
       Form 8-K dated November 4, 1994, is incorporated herein by reference.
10.6   First Amendment to the TPG Agreement dated December 1, 1994. Exhibit 1.4 to the
       Company's Current Report on Form 8-K/A-1 dated November 4, 1994, is incorporated herein by reference.
10.7   Second Amendment to the TPG Agreement dated December 9, 1994. Exhibit 1.5 to the
       Company's Current Report on Form 8-K/A-1 dated November 4, 1994, is incorporated herein by reference.
10.8   Third Amendment to the TPG Agreement dated December 16, 1994. Exhibit 1.4 to the
       Company's Current Report on Form 8-K/A-2 dated November 4, 1994, is incorporated herein by reference.
10.9   Fourth Amendment to the TPG Agreement dated December 30, 1994. Exhibit 1.1 to the
       Company's Current Report on Form 8-K/A-3 dated November 4, 1994, is incorporated herein by reference.
10.10  Agreement dated September 17, 1996, between Allied Waste Industries, Inc., TPG
       Partners, L.P. and TPG Parallel I, L.P. Exhibit 10.1 to the Company's Current Report
       on Form 8-K dated October 2, 1996, is incorporated herein by reference.
10.11  Credit Agreement among the Company, Allied NA, and the various lenders represented by
       Goldman Sachs Credit Partners, L.P., Credit Suisse and Citibank, N.A. dated December
       30, 1996.
11.1   Statement regarding the computation of per share earnings -- primary.
11.2   Statement regarding the computation of per share earnings -- fully diluted.
12     Ratio of earnings to fixed charges.
21     Subsidiaries of the Registrant.
24.1   Consent of Arthur Andersen LLP.
27     Financial Data Schedule.


---------------
* Filed herewith.

  Reports on Form 8-K during the Quarter Ended December 31, 1996 --

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

                                   SIGNATURES



     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this Report to be signed on its behalf by the undersigned, in the City of Scottsdale, State of Arizona, on August 8, 1997.



                                          ALLIED WASTE INDUSTRIES, INC.



                                          By: /s/   HENRY L. HIRVELA


                                            ------------------------------------

                                            Henry L. Hirvela


                                            Vice President - Chief Financial
                                              Officer


                                            (Principal Financial Officer)



                                          By: /s/   PETER S. HATHAWAY


                                            ------------------------------------

                                            Peter S. Hathaway


                                            Vice President -- Chief Accounting
                                              Officer


                                            (Principal Accounting Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on August 8, 1997.



                  SIGNATURE                                         TITLE
---------------------------------------------    --------------------------------------------

             /s/ ROGER A. RAMSEY                 Director and Chairman of the Board of
---------------------------------------------      Directors
               Roger A. Ramsey

           /s/ THOMAS VAN WEELDEN                Director, President and Chief Executive
---------------------------------------------      Officer
             Thomas Van Weelden
            /s/ HENRY L. HIRVELA                 Vice President -- Chief Financial Officer
---------------------------------------------      (Principal Financial Officer)
              Henry L. Hirvela

            /s/ PETER S. HATHAWAY                Vice President -- Chief Accounting Officer
---------------------------------------------      (Principal Accounting Officer)
              Peter S. Hathaway

              /s/ NOLAN LEHMANN                  Director
---------------------------------------------
                Nolan Lehmann

             /s/ ALAN B. SHEPARD                 Director
---------------------------------------------
               Alan B. Shepard

            /s/ BRIAN A. O'LEARY                 Director
---------------------------------------------
              Brian A. O'Leary

                  SIGNATURE                                         TITLE
---------------------------------------------    --------------------------------------------

              /s/ MICHAEL GROSS                  Director
---------------------------------------------
                Michael Gross

             /s/ DAVID B. KAPLAN                 Director
---------------------------------------------
               David B. Kaplan

            /s/ ANTONY P. RESSLER                Director
---------------------------------------------
              Antony P. Ressler

                                                 Director
---------------------------------------------
              Howard A. Lipson

             /s/ DENNIS HENDRIX                  Director
---------------------------------------------
               Dennis Hendrix

                                                 Director
---------------------------------------------
              Warren B. Rudman

              /s/ VINCENT TESE                   Director
---------------------------------------------
                Vincent Tese

                                 EXHIBIT INDEX


EXHIBIT
   #                                          EXHIBIT                                      PAGE
-------   -------------------------------------------------------------------------------  ----
  2.1     Stock Purchase Agreement dated September 17, 1996 among the Company, Allied NA,
          3294862 Canada Inc., Laidlaw Inc., Laidlaw Transportation, Inc., Laidlaw Waste
          Systems, Inc., Laidlaw Waste Systems (Canada) Ltd. and Laidlaw Medical Services
          Ltd. Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 2,
          1996, is incorporated herein by reference.
  2.2     Purchase Agreement relating to the 1996 Notes dated November 25, 1996. Exhibit
          2.1 to the Company's Current Report on Form 8-K dated December 19, 1996, is incorporated herein by reference.
  2.3     Share Purchase Agreement dated January 15, 1997 among the Company, Allied Waste
          Holdings (Canada) Ltd., Laidlaw Waste Systems, Inc., USA Waste Services, Inc.
          and Canadian Waste Services, Inc. Exhibit 10.0 to the Company's Current Report
          on Form 8-K dated January 30, 1997, is incorporated herein by reference.
  3.1     Restated Certificate of Incorporation of the Company.*
  3.2     Certificate of Designation, Preferences, Rights and Limitations of 7%
          Cumulative Convertible Preferred Stock, par value $.10 per share dated April
          27, 1994. Exhibit 3.2 to Post-Effective Amendment Number 1 to the Company's
          Registration Statement on Form S-1 (No. 33-75070) is incorporated herein by reference.
  3.3     Amended and Restated Bylaws of the Company. Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q dated November 5, 1996, is incorporated herein by reference.
  4.1     Specimen certificate for shares of Common Stock par value $.01 per share.
          Exhibit 4.2 of the Company's Registration Statement on Form S-1 (No. 33-48507)
          is incorporated herein by reference.
  4.2     Indenture relating to the 1994 Notes dated January 15, 1994 between the Company and First Trust National Association, as trustee ("First Trust"). Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 33-73110) is
          incorporated herein by reference.
  4.3     Specimen certificate representing the 1994 Notes. Exhibit 4.2 of the Company's
          Registration Statement on Form S-1 (No. 33-48507) is incorporated herein by reference.
  4.4     Second Supplemental Indenture relating to the 1994 Notes dated June 30, 1994 between the Company and First Trust. Exhibit 1.1 to the Company's Current
          Report on Form 8-K dated December 29, 1994, is incorporated herein by reference.
  4.5     Third Supplemental Indenture relating to the 1994 Notes dated January 31, 1995 between the Company and First Trust. Exhibit 10.3 to the Company's Quarterly
          Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.
  4.6     Fourth Supplemental Indenture relating to the 1994 Notes dated January 23,
          1996, between the Company and First Trust. Exhibit 1.1 to the Company's Current
          Report on Form 8-K dated January 22, 1996, is incorporated herein by reference.
  4.7     Fifth Supplemental Indenture relating to the 1994 Notes dated July 30, 1996 between the Company and First Trust. Exhibit 10.2 to the Company's Quarterly
          Report on Form 10-Q dated August 14, 1996, is incorporated herein by reference.
  4.8     Indenture relating to the 1996 Notes dated February 28, 1997 between the
          Company and First Trust. Exhibit 4.1 to the Company's Registration Statement on
          Form S-4 (No. 333-22575) is incorporated herein by reference.
  4.9     1991 Incentive Stock Plan of the Company. Exhibit 10.T to the Company's Form 10
          dated May 14, 1991, is incorporated herein by reference.
  4.10    1991 Non-Employee Director Stock Plan of the Company. Exhibit 10.U to the
          Company's Form 10 dated May 14, 1991, is incorporated herein by reference.
  4.11    1993 Incentive Stock Plan of the Company. Exhibit 10.3 to the Company's
          Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.

EXHIBIT
   #                                          EXHIBIT                                      PAGE
-------   -------------------------------------------------------------------------------  ----
  4.12    1994 Amended and Restated Non-Employee Director Stock Option Plan of the
          Company. Exhibit B to the Company's Definitive Proxy Statement in accordance with Schedule 14A dated April 28, 1994, is incorporated herein by reference.
  4.13    Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option
          Plan. Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated August
          10, 1995, is incorporated herein by reference.
  4.14    Amended and Restated 1994 Incentive Stock Plan. Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q dated May 31, 1996, is incorporated herein by reference.
 10.1     Employment Agreement dated May 18, 1992, between the Company and Roger A.
          Ramsey, as amended. Exhibit 10.33 to the Company's Registration Statement on
          Form S-1 (No. 33-37110) is incorporated herein by reference.
 10.2     Employment Agreement dated October 20, 1993, between the Company and Thomas H.
          Van Weelden, as amended. Exhibit 10.32 to the Company's Registration Statement
          on Form S-1 (No. 33-37110) is incorporated herein by reference.
 10.3     Employment Agreement dated January 3, 1994, between the Company and Larry D.
          Henk, as amended. Exhibit 10.43 to the Company's Current Report on Form S-1/A-1
          (No. 33-75070) is incorporated herein by reference.
 10.4     Employment Agreement dated May 26, 1994, between the Company and H. Steven
          Uthoff, as amended. Exhibit 10.45 to the Company's Current Report on Form
          S-1/A-1 (No. 33-75070) is incorporated herein by reference.
 10.5     Securities Purchase Agreement dated October 27, 1994, between the Company and
          TPG Partners, L.P. (the "TPG Agreement"). Exhibit 1.1 to the Company's Current
          Report on Form 8-K dated November 4, 1994, is incorporated herein by reference.
 10.6     First Amendment to the TPG Agreement dated December 1, 1994. Exhibit 1.4 to the
          Company's Current Report on Form 8-K/A-1 dated November 4, 1994, is incorporated herein by reference.
 10.7     Second Amendment to the TPG Agreement dated December 9, 1994. Exhibit 1.5 to the Company's Current Report on Form 8-K/A-1 dated November 4, 1994, is incorporated herein by reference.
 10.8     Third Amendment to the TPG Agreement dated December 16, 1994. Exhibit 1.4 to the Company's Current Report on Form 8-K/A-2 dated November 4, 1994, is incorporated herein by reference.
 10.9     Fourth Amendment to the TPG Agreement dated December 30, 1994. Exhibit 1.1 to the Company's Current Report on Form 8-K/A-3 dated November 4, 1994, is incorporated herein by reference.
 10.10    Agreement dated September 17, 1996, between Allied Waste Industries, Inc., TPG
          Partners, L.P. and TPG Parallel I, L.P. Exhibit 10.1 to the Company's Current
          Report on Form 8-K dated October 2, 1996, is incorporated herein by reference.
 10.11    Credit Agreement among the Company, Allied NA, and the various lenders represented by Goldman Sachs Credit Partners, L.P., Credit Suisse and Citibank,
          N.A. dated December 30, 1996.
 11.1     Statement regarding the computation of per share earnings -- primary.
 11.2     Statement regarding the computation of per share earnings -- fully diluted.
 12       Ratio of earning to fixed charges.
 21       Subsidiaries of the Registrant.
 24.1     Consent of Arthur Andersen LLP.
 27       Financial Data Schedule


---------------
* Filed herewith.