Form 10-Q
period 1997-06-30
ALLIED WASTE INDUSTRIES INC
filed 1997-08-14
CIK 848865

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM          TO
                                        --------    -----------

         COMMISSION FILE NUMBER: 0-19285


                          ALLIED WASTE INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                         88-0228636
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


                                  YES X NO
                                     ---  ---

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S CLASS OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

        CLASS                                    OUTSTANDING AS OF JUNE 30, 1997
        -----                                    -------------------------------
     COMMON STOCK............................                77,689,646

================================================================================

                          ALLIED WASTE INDUSTRIES, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX


                                                                            PAGE

PART I FINANCIAL INFORMATION
     Item 1 -- Financial Statements
               Condensed Consolidated Balance Sheets........................   3
               Condensed Consolidated Statements of Operations..............   4
               Condensed Consolidated Statements of Cash Flows..............   5
               Notes to Condensed Consolidated Financial Statements.........   6
     Item 2 -- Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................  13
     Item 3 -- Quantitative and Qualitative Disclosures About Market Risk...  27

PART II    OTHER INFORMATION
     Item 1-- Legal Proceedings.............................................  28
     Item 2-- Changes in Securities.........................................  28
     Item 3-- Defaults Upon Senior Securities...............................  28
     Item 4-- Submission of Matters to a Vote of Securing Holders...........  28
     Item 5-- Other Information.............................................  28
     Item 6-- Exhibits and Reports on Form 8-K..............................  29
     Signature .............................................................  30

                          ALLIED WASTE INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                            DECEMBER 31,         JUNE 30,
                                                               1996                1997
                                                            -----------        -----------
                                                                               (UNAUDITED)
ASSETS
Current Assets --
   Cash and cash equivalents ........................       $    50,094        $    14,641
   Accounts receivable, net of allowance of
     $5,806 and $5,618 ..............................            88,522            118,735
   Prepaid and other current assets .................             9,860             21,140
   Inventories ......................................             6,941              7,327
   Assets held for sale .............................           524,716                 --
   Deferred income taxes ............................             5,809              5,809
                                                            -----------        -----------
     Total current assets ...........................           685,942            167,652
Property and equipment, net .........................           730,572            897,086
Goodwill, net .......................................           856,108            854,491
Other assets ........................................            44,927             89,608
                                                            -----------        -----------
     Total assets ...................................       $ 2,317,549        $ 2,008,837
                                                            ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
   Current portion of long-term debt ................       $   532,947        $    22,986
   Accounts payable .................................            56,186             41,033
   Accrued interest .................................             4,910              7,319
   Other accrued liabilities ........................            60,458             74,595
   Unearned income ..................................            11,185             29,817
                                                            -----------        -----------
     Total current liabilities ......................           665,686            175,750
Long-term debt, less current portion ................         1,146,803          1,415,022
Convertible subordinated debt, net of discount,
   less current portion .............................             1,706              1,684
Deferred income taxes ...............................            53,095             21,359
Accrued closure, post-closure and environmental costs           152,604            154,704
Deferred royalties and other long-term obligations ..            22,097             32,106
Commitments and contingencies
Stockholders' Equity --
   Preferred stock, aggregate liquidation preference
   of $9,907 and $9,496 at December 31, 1996
   and June 30, 1997, respectively ..................                 1                  1
   Common stock .....................................               747                777
   Additional paid-in capital .......................           352,589            319,028
   Retained deficit .................................           (77,779)          (111,594)
                                                            -----------        -----------
     Total stockholders' equity .....................           275,558            208,212
                                                            -----------        -----------
   Total liabilities and stockholders' equity .......       $ 2,317,549        $ 2,008,837
                                                            ===========        ===========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                          ALLIED WASTE INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS AND NUMBER OF SHARES; UNAUDITED)

                                                  SIX MONTHS ENDED                      THREE MONTHS ENDED
                                                      JUNE 30,                               JUNE 30,
                                         --------------------------------        --------------------------------
                                             1996                1997                1996                1997
                                         ------------        ------------        ------------        ------------
Revenues .........................       $    118,958        $    395,184        $     62,012        $    211,119
Cost of operations ...............             65,699             218,282              33,842             113,360
Selling, general
  and administrative expenses ....             18,464              46,512               8,779              23,877
Depreciation and amortization ....             15,408              52,161               7,996              27,298
Acquisition related costs ........              6,690                  --               5,762                  --
                                         ------------        ------------        ------------        ------------
  Operating income ...............             12,697              78,229               5,633              46,584
Interest income ..................               (142)             (1,104)                (61)               (386)
Interest expense .................              4,567              46,707               2,528              24,638
                                         ------------        ------------        ------------        ------------
  Income before income taxes .....              8,272              32,626               3,166              22,332
Income tax expense ...............              4,035              14,029               1,735               9,603
                                         ------------        ------------        ------------        ------------
  Income before extraordinary loss              4,237              18,597               1,431              12,729
Extraordinary loss due to early
  extinguishment of debt,
  net of income tax benefit
  of $34,942 .....................                 --              52,412                  --              52,412
                                         ------------        ------------        ------------        ------------
Net income (loss) ................              4,237             (33,815)              1,431             (39,683)
Dividends on preferred stock .....               (575)               (337)               (287)               (166)
                                         ------------        ------------        ------------        ------------
Net income (loss) to common
   shareholders ..................       $      3,662        $    (34,152)       $      1,144        $    (39,849)
                                         ============        ============        ============        ============
Net income (loss) per share:
  Income before extraordinary loss       $       0.06        $       0.21        $       0.02        $       0.15
  Extraordinary loss .............                 --               (0.60)                 --               (0.60)
                                         ------------        ------------        ------------        ------------
Net income (loss) ................       $       0.06        $      (0.39)       $       0.02        $      (0.45)
                                         ============        ============        ============        ============
Weighted average common and common
equivalent shares outstanding ....         58,873,215          88,375,927          60,451,959          87,871,611
                                         ============        ============        ============        ============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                          ALLIED WASTE INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                        ------------------------------
                                                                           1996               1997
                                                                        -----------        -----------
Operating Activities --
   Net income (loss) ............................................       $     4,237        $   (33,815)
   Adjustments to reconcile net income (loss) to cash
     provided by (used for) operating activities --
   Extraordinary loss on early extinguishment of debt ...........                --             87,354
   Provisions for:
     Depreciation and amortization ..............................            15,408             52,161
     Closure and post-closure costs .............................               522              4,159
     Doubtful accounts ..........................................             1,175              1,552
     Accretion of debentures ....................................                --              9,204
     Deferred income taxes ......................................              (637)           (31,102)
     (Gain) loss on sale of fixed assets ........................             1,972               (531)
   Change in operating assets and liabilities,
   excluding the effects of purchase acquisitions --
     Accounts receivable, prepaid expenses, inventories and other            (4,607)          (151,353)
     Accounts payable, accrued liabilities, unearned income,
     closure and post-closure costs and other ...................           (10,491)             6,955
                                                                        -----------        -----------
Cash provided by (used for) operating activities ................             7,579            (55,416)
                                                                        -----------        -----------

Investing Activities --
   Cost of acquisitions, net of cash acquired ...................            (3,852)          (161,800)
   Capital expenditures .........................................           (22,208)           (77,593)
   Capitalized interest .........................................            (6,893)           (15,223)
   Proceeds from sale of fixed assets and subsidiaries ..........               243            588,153
   Change in deferred acquisition costs and notes receivable ....               695            (23,285)
                                                                        -----------        -----------
Cash provided by (used for) investing activities ................           (32,015)           310,252
                                                                        -----------        -----------

Financing activities --
   Net proceeds from sale of common stock,
     stock options and warrants .................................            48,330              1,873
   Proceeds from long-term debt, net of issuance costs ..........            25,431            876,149
   Repayments of long-term debt .................................           (51,165)        (1,174,665)
   Other long-term obligations ..................................               486              6,706
   Dividends paid ...............................................              (614)              (352)
   Equity transactions of pooled companies ......................               387                 --
                                                                        -----------        -----------
Cash provided by (used for) financing activities ................            22,855           (290,289)
                                                                        -----------        -----------
Decrease in cash and cash equivalents ...........................            (1,581)           (35,453)
Cash and cash equivalents, beginning of period ..................             4,016             50,094
                                                                        -----------        -----------
Cash and cash equivalents, end of period ........................       $     2,435        $    14,641
                                                                        ===========        ===========

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

         The condensed consolidated financial statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 1996, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading when read in connection with the Company's Annual Report on Form 10-K. The condensed consolidated financial statements as of June 30, 1997 and for the six months ended June 30, 1996 and 1997 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for such periods. The condensed consolidated financial statements and accompanying notes have also been restated to reflect acquisitions accounted for as poolings-of-interests (See Note 2).

         Operating results for interim periods are not necessarily indicative of the results for full years. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements of Allied Waste Industries, Inc. and subsidiaries for the year ended December 31, 1996 and the related notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 1997 and amended on August 8, 1997.

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

FINANCIAL INSTRUMENTS

         In June 1997, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with Credit Suisse First Boston, as administrative and collateral agent, Citibank, N.A. as documentation agent and Goldman Sachs Credit Partners, LP, as syndication agent. The Credit Agreement provides a six and one-half year senior secured $500 million term loan facility (the "Term Loan Facility") and a six and one-half year senior secured $400 million revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Senior Credit Facility"). Principal payments on the Term Loan Facility are payable quarterly, beginning in September 1997 and increase from $10 million to $100 million per annum through maturity in December 2003. Principal under the Revolving Credit Facility is due upon maturity.

                          ALLIED WASTE INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         The Senior Credit Facility bears interest, at the Company's option, at either (a) a Base Rate, or (b) a Eurodollar Rate, both terms as defined in the Credit Agreement, plus, in either case, an agreed upon applicable margin. The applicable margin will be adjusted from time to time pursuant to a pricing grid based upon the Company's Leverage Ratio, as defined in the Credit Agreement, and varies between zero percent and 0.75% for Base Rate loans, and 0.75% and 1.75% for Eurodollar loans. In addition, if at any time the Company's Senior Debt Ratio is greater than 2.5 to 1.0, the applicable margin for all loans will be increased by 0.25%.

         The Credit Agreement contains certain financial covenants including, but not limited to, a Total Debt to EBITDA ratio, a Senior Debt to EBITDA ratio, a Fixed Charge Coverage ratio and an Interest Expense Coverage ratio, all terms as defined in the Credit Agreement. In addition, the Credit Agreement also limits the Company's ability to make acquisitions, purchase fixed assets above certain amounts, pay dividends, incur additional indebtedness and liens, make optional prepayments on certain subordinated indebtedness, make investments, loans or advances, enter into certain transactions with affiliates or enter into a merger, consolidation or sale of all or a substantial portion of the Company's assets.

         The Company has entered into interest rate protection agreements (the "Agreements"), with reputable national banks and investment banking institutions to reduce its exposure to fluctuations in variable interest rates. A summary of the Agreements outstanding as of June 30, 1997 is as follows:

                     Notional Amount       Fixed Rate
                  (dollars in millions)
                         $  50                5.76%
                            50                5.81
                           130                6.27

         The Agreements effectively change the Company's interest rate paid on $230 million of its floating rate long-term debt ($576 million at June 30, 1997) to a weighted average fixed rate ceiling of approximately 6.06% plus applicable margins imposed by the terms of the Credit Agreement at June 30, 1997.

         As the Company utilizes the Agreements for hedging purposes, amounts paid to obtain the Agreements, if any, are capitalized into deferred financing charges in the accompanying consolidated balance sheets and amortized over the life of the specific Agreement.

ACCOUNTING PRONOUNCEMENTS NOT YET REQUIRED TO BE ADOPTED

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS No. 128"), which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997 and requires retroactive restatement of prior periods earnings per share. The statement replaces the "primary earnings per share" calculation with a "basic earnings per share" and redefines the "dilutive earnings per share" computation. Management does not expect the adoption of the statement to have a material effect on the Company's reported income per common share.

                          ALLIED WASTE INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

EXTRAORDINARY LOSS, NET

         On May 15, 1997, the Company repurchased (the "Repurchase") from Laidlaw Inc. ("Laidlaw") and Laidlaw Transportation, Inc. (collectively, the "Laidlaw Group") for $230 million in cash, the $150 million 7% Junior Subordinated Debenture ($81.6 million book value), the $168.3 million Zero Coupon Debenture ($34.9 million book value, collectively the "Allied Debentures") and the warrant to purchase 20.4 million shares of common stock ($49.0 million book value, the "Warrant"), issued as partial consideration for the purchase of Laidlaw's solid waste business in 1996 (the "Laidlaw Acquisition"). An extraordinary charge of approximately $65.7 million ($39.4 million net of income tax benefit) related to the Repurchase was recorded in the second quarter of 1997. In addition, on June 5, 1997, the Company replaced its 1996 Bank Agreement (as defined herein) with the Senior Credit Facility and recognized an extraordinary charge of approximately $21.6 million
($13.0 million net of income tax benefit) related to prepayment penalties and the write off of previous deferred debt issuance costs in the second quarter of 1997.

STATEMENTS OF CASH FLOWS

         The supplemental cash flow disclosures and non-cash transactions for the six months ended June 30, 1996 and 1997 are as follows (in thousands):

                                                                   Six Months Ended
                                                                       June 30,
                                                                 ---------------------
                                                                   1996         1997
                                                                 -------       -------
                                                                     (unaudited)
Supplemental Disclosures
  Interest paid ..........................................       $10,599       $58,539
  Income taxes paid ......................................         5,641        10,083
Non Cash Transactions
  Common stock, preferred stock or warrants issued in
     acquisitions or contributed to 401(k) plan ..........       $ 5,716       $12,730
  Capital leases and debt obligations for the purchase of
     property and equipment ..............................         8,020         6,701
  Debt and liabilities incurred or assumed in acquisitions         4,659        47,246
  Debt converted to common stock .........................         3,595           535

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

                          ALLIED WASTE INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

         In April 1997, the Company completed the sale of certain non-core medical waste assets for approximately $6.7 million. In addition, the Company sold five collection operations, one recycling facility and one landfill to USA Waste and Browning-Ferris Industries ("BFI") during the second quarter of 1997 for approximately $68.4 million. No gain or loss was recorded in connection with these sales.

         The following table summarizes acquisitions for the six months ended June 30, 1996 and 1997. In May 1997, the Company acquired a collection company in a transaction accounted for as a pooling-of-interests. As the effect of this business combination was not significant, prior period financial statements were not restated to include historical operating results of the acquired company.

                                                                   Six Months
                                                                 Ended June 30,
                                                          ----------------------------
                                                             1996              1997
                                                          ----------         ---------
                                                                   (unaudited)
Number of businesses acquired and accounted for as:
  Poolings-of-interests ...........................               5                  1
  Purchases .......................................               9                 11
Total consideration (in millions) .................       $   101.3          $   226.4
Shares of common stock issued .....................       8,805,278(1)       1,675,470

----------

(1)      Includes 779,005 shares of contingently issuable common stock.

         The following table presents revenues and net income restated from amounts originally reported for the cumulative effect of acquisitions accounted for as poolings-of-interests, (in thousands):

                                                    Before                           After
                                                    Pooling         Effect of        Pooling
                                                    Effects         Poolings         Effects
                                                    -------         --------         -------
Three months ended June 30, 1996 (unaudited)
   Revenues ................................       $  48,914        $  13,107        $  62,021
   Net income ..............................           3,715           (2,284)           1,431
Six months ended June 30, 1996 (unaudited)
   Revenues ................................          93,544           25,414          118,958
   Net income ..............................           6,532           (2,295)           4,237
Year ended December 31, 1996
   Revenues ................................         221,265           25,414          246,679
   Net loss ................................         (77,132)          (2,295)         (79,427)
Year ended December 31, 1995
   Revenues ................................         169,865           47,679          217,544
   Net income ..............................          11,584              797           12,381
Year ended December 31, 1994
  Revenues .................................         114,814           43,540          158,354
  Net loss .................................          (6,731)             696           (6,035)

                          ALLIED WASTE INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

UNAUDITED PRO FORMA INCOME STATEMENT DATA

         The following unaudited pro forma consolidated data for the year ended December 31, 1996 and the six months ended June 30, 1997 presents the results of operations of Allied as if the companies acquired using the purchase method of accounting for business combinations in 1996 and through June 30, 1997 (giving effect to the Canadian Sale), had all occurred as of January 1, 1996 (in thousands, except per share data). This data does not purport to be indicative of the results of operations of Allied that might have occurred nor which might occur in the future.


                                                  December 31,         June 30,
                                                    1996                1997
                                                  ---------           ---------
                                                           (unaudited)
Revenues ...............................          $ 856,368           $ 428,043
Operating income .......................             10,648              82,870
Net loss ...............................            (96,150)            (31,219)
Net loss to common shareholders ........            (97,223)            (31,556)
Net loss per common share ..............              (1.30)              (0.36)

3. PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1996 and June 30, 1997 was as follows (in thousands):

                                                    1996                1997
                                                 -----------        -----------
                                                                    (unaudited)
Land and improvements ....................       $    39,858        $    56,763
Land held for permitting as landfills(1) .            66,070            104,678
Landfills ................................           320,763            412,812
Buildings and improvements ...............            59,359             75,274
Vehicles and equipment ...................           266,494            168,458
Containers and compactors ................            59,931            169,728
Furniture and office equipment ...........             7,312             17,223
                                                 -----------        -----------
                                                     819,787          1,004,936
 Accumulated depreciation and amortization           (89,215)          (107,850)
                                                 -----------        -----------
                                                 $   730,572        $   897,086
                                                 ===========        ===========

----------

(1) These properties have been approved for use as landfills, and the Company is currently in the process of obtaining the necessary permits.

                          ALLIED WASTE INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

4. NET INCOME (LOSS) PER COMMON SHARE

         Net income (loss) per common share is calculated by dividing net income
(loss) less dividend requirements on preferred stock by the weighted average number of common shares and common share equivalents outstanding during each period, as restated to reflect acquisitions accounted for as poolings-of-interests. The computation of weighted average common and common equivalent shares used in the calculation of net income (loss) per common share is as follows (unaudited):

                                                            Six Months Ended
                                                                June 30,
                                                        1996                1997
                                                     -----------        -----------
Common shares outstanding ....................        58,466,227         77,689,646
Effect of using weighted average common shares
  outstanding during the period ..............        (2,554,392)        (1,502,502)
Effect of stock options and warrants
  assumed exercisable ........................         2,166,106         11,279,994
Effect of convertible debt assumed converted .                --            162,500
Effect of shares assumed issued pursuant
  to earn-out ................................           795,274            746,289
                                                     -----------        -----------
                                                      58,873,215         88,375,927

         Conversion has not been assumed for 7% preferred stock in 1996 and 1997, as the effect would not be dilutive. Additionally, conversion has not been assumed for Series D preferred stock, 9% preferred stock and convertible debt in 1996, as the effects would not be dilutive.


5. SUMMARIZED FINANCIAL INFORMATION OF ALLIED WASTE NORTH AMERICA, INC.

         As discussed in Note 5 of the Company's 10-K, the $525 million of 10.25% Senior Subordinated Notes due 2006 (the "1996 Notes") issued by Allied Waste North America, Inc. ("Allied NA"; a consolidated subsidiary of the Company) are guaranteed by Allied. The separate complete financial statements of Allied NA have not been included herein as management has determined that such disclosure is not material. However, summarized financial information for Allied NA and subsidiaries as of December 31, 1996 and June 30, 1997 is as follows (in thousands):

                SUMMARIZED CONSOLIDATED BALANCE SHEET INFORMATION

                                              December 31, 1996    June 30, 1997
                                                                     (unaudited)
Current assets ...........................       $   685,942        $   167,651
Property and equipment, net ..............           730,572            897,086
Goodwill .................................           856,108            854,491
Other non-current assets .................            44,927             89,608
Current liabilities ......................           682,686            175,366
Long-term debt, net of current portion ...         1,037,762          1,176,706
Due to parent ............................           355,348            562,267
Due to Allied Canada Finance, Ltd. .......           110,747                 --
Other long-term obligations ..............           210,796            206,209
Shareholders' equity .....................           (79,790)          (111,712)

         On November 25, 1996, substantially all of the operating assets and liabilities of Allied were contributed from Allied to Allied NA. The results of operations for Allied NA from inception to December 31, 1996 were not material except for the acquisition related costs and unusual items (see Note 1).

                          ALLIED WASTE INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                 SUMMARIZED STATEMENT OF OPERATIONS INFORMATION

                                                                   Six Months Ended
                                                                    June 30, 1997
                                                                     (unaudited)
Total revenue ...........................................             $ 395,184
Total operating costs and expenses ......................               316,955
Operating income ........................................                78,229
Net income before extraordinary loss ....................                20,566
Extraordinary loss ......................................               (52,412)
Net loss to shareholders ................................               (31,846)

6.  SUBSEQUENT EVENTS

         Subsequent to June 30, 1997, the Company completed the acquisition of 4 privately-held solid waste companies representing approximately $2.9 million in annual revenue. Total consideration of approximately $3.3 million, comprised of cash, notes and Common Stock, was paid in the separate transactions.

         Subsequent to June 30, 1997, all of the 7% preferred stock outstanding was converted into 1,356,573 shares of Common Stock and approximately $755,000 of convertible debt was converted into 75,494 shares of Common Stock in accordance with the original terms of each of the agreements.

         On August 12, 1997, the Company executed a definitive agreement to assume ownership and operation of the solid waste disposal system for San Diego County, California. The completion of this transaction is subject to normal regulatory approvals, the transfer of operating permits and certain other conditions. Allied will purchase four landfills, one transfer station, and one material recovery facility for $160 million in cash paid directly to San Diego County, and make certain agreed upon future capital expenditures for approximately $24 million. Completion of this transaction is expected to occur before December 31, 1997.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, included elsewhere herein.

INTRODUCTION

         The Company has experienced significant growth, a substantial portion of which has resulted from the acquisition of solid waste businesses. Since January 1, 1992, the Company has completed 112 acquisitions including the Laidlaw Acquisition (as described below). In 1996, the Company acquired
22 businesses including the Laidlaw Acquisition and subsequent to 1996 it has acquired 15 businesses, excluding the assets acquired in the USA
Waste transactions (see below). See Note 2 to the Company's Consolidated Financial Statements. The Company's Consolidated Financial Statements have been restated to reflect the acquisition of companies accounted for using the pooling-of-interests method for business combinations. The majority of the acquisitions were accounted for under the purchase method for business combinations and, accordingly, the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable.

         On December 30, 1996, the Company completed the acquisition (the "Laidlaw Acquisition") of substantially all of the non-hazardous solid waste management business conducted by Laidlaw Inc. ("Laidlaw") in the United States and Canada, for total consideration of approximately $1.5 billion comprised of $1.2 billion cash, 14.6 million shares of Common Stock, a warrant (the "Warrant") to acquire 20.4 million shares of the Company's Common Stock, par value $0.01 per share (the "Common Stock"), and two junior subordinated debentures with an aggregate face amount of $318.3 million comprised of a $150 million 7% Junior Subordinated Debenture and a $168.3 million Zero Coupon Debenture (collectively, the "Allied Debentures"). The cash consideration was financed from the proceeds of the 1996 Bank Agreement and the sale of the 1996 Notes.

         On March 16, 1997, pursuant to a share purchase agreement with USA Waste Services, Inc. ("USA Waste"), the Company sold to USA Waste all of the Canadian non-hazardous solid waste management operations of the Company for approximately $518 million (the "Canadian Sale"). The Company used the proceeds from the Canadian Sale to pay down approximately $517 million in debt under the 1996 Bank Agreement. The Company acquired the Canadian operations in connection with the Laidlaw Acquisition.

         On May 15, 1997, the Company, pursuant to a Securities Purchase Agreement (the "Laidlaw Securities Purchase Agreement") with Laidlaw and Laidlaw Transportation, Inc. (collectively, the "Laidlaw Group") and certain private securities investment funds affiliated with either (i) Apollo Advisors II, L.P. or (ii) the Blackstone Group, repurchased from the Laidlaw Group the Allied Debentures and the Warrant for an aggregate purchase price of $230 million in cash (the "Repurchase"). The net proceeds of $240 million related to the $418 million face value 11.3% senior discount notes, (the "Senior Discount Notes") were used to fund the Repurchase. The offering of the Senior Discount Notes closed on May 15, 1997. Also pursuant to the Laidlaw Securities Purchase Agreement, the private securities investment funds purchased all of the Common Stock of Allied held by Laidlaw.

         In June 1997, the Company entered into an Amended and Restated Credit Agreement (the "Credit Agreement") with Credit Suisse First Boston, an administrative and collateral agent, Citibank, N.A. as documentation agent and Goldman Sachs Credit Partners, LP, as syndication agent. The Credit Agreement provides a six and one-half year senior secured $500 million term loan facility (the "Term Loan Facility") and a six and one-half year senior secured $400 million revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Senior Credit Facility").

         On June 12, 1997, the Company completed a series of transactions with USA Waste (the "USA Waste Transactions") pursuant to which the Company acquired eight landfills (two of which were consummated in July 1997 after completion of certain permitting and regulatory matters), eight collection operations, five transfer stations and one recycling facility with an annual aggregate revenue of $58.0 million for consideration of $87.5 million. Also pursuant to the USA Waste Transactions, the Company sold to USA Waste one landfill, two collection operations and one recycling facility with an aggregate of approximately $33.6 million in annual revenue for which it received consideration of approximately $61.3 million.

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

                                                                            Six Months
                                            Year Ended December 31,           Ended
                                        1994         1995         1996    June 30, 1997
                                       -----        -----        -----    -------------
Collection(1) ..................        69.9%        64.7%        61.9%        57.8%
Transfer .......................         8.4          9.5          8.5          7.5
Landfill(1) ....................        14.5         18.3         22.0         24.4
Other ..........................         7.2          7.5          7.6         10.3
                                       -----        -----        -----        -----
                  Total Revenues       100.0%       100.0%       100.0%       100.0%
                                       =====        =====        =====        =====

                                            Year Ended December 31,       Six Months
                                                                             Ended
                                        1994         1995         1996   June 30, 1997
                                       -----        -----        -----   -------------
Central States .................         -- %         -- %         -- %         9.0%
Great Lakes ....................        31.9         33.2         31.3         21.9
Midwest ........................        16.8         19.0         18.7         16.2
Northeast ......................          --           --           --         11.9
Southeast ......................        30.2         28.0         30.6         12.1
West ...........................        21.1         19.8         19.4         28.9
                                       -----        -----        -----       -----
                  Total Revenues       100.0%       100.0%       100.0%       100.0           %
                                       =====        =====        =====       =====

---------

(1) The portion of collection and third-party transfer revenues attributable to disposal charges for waste collected by the Company and disposed at the Company's landfills have been excluded from collection and transfer revenues and included in landfill revenues.

         The Company's strategy is to develop vertically integrated operations to ensure internalization of waste it collects and thus realize higher margins from its operations. By disposing of waste at Company-owned and/or operated landfills, the Company retains the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 57% of Company-collected waste is disposed of at Company-owned and/or operated landfills as measured using disposal costs in the first six months of 1997. In addition, transfer stations are an integral part of the disposal process. The Company locates its transfer stations in areas where its landfills are outside of the population centers in which it collects waste. Such waste is transferred to long-haul trailers and economically transported to its landfills.

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

         Currently, the net present value of the closure and post-closure commitment is calculated assuming inflation of 2.5% and a risk-free capital rate of 7.0%. Discounted amounts previously recorded are accreted to reflect the effects of the passage of time. The Company's current estimate of total future payments for closure and post-closure is $623.6 million while the present value of such estimate is $190.5 million. At December 31, 1996 and June 30, 1997, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $107.5 million and $109.7 million. The accruals reflect relatively young landfills with estimated remaining lives, based on current waste flows, that range from 1 to over 75 years, and an estimated average remaining life of greater than 30 years.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1997

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

                                                         Three Months Ended June 30,
                                                   ----------------------------------------
                                                                                    1997
                                                                                  Compared
                                                                                  to 1996
                                                                                  % Change
                                                    1996            1997         in Amounts
                                                   -------        -------        ----------
                                                        (unaudited)
Statement of Operations Data:
Revenues ...................................         100.0%         100.0%          240.4%
Cost of operations .........................          54.6           53.7           235.0
Selling, general and administrative expenses          14.1           11.3           172.0
Depreciation and amortization ..............          12.9           12.9           241.4
Acquisition related costs ..................           9.3             --          (100.0)
                                                   -------        -------
Operating income ...........................           9.1           22.1           727.0
Interest expense, net ......................           4.0           11.5           883.1
Income tax provision .......................           2.8            4.6           453.5
Extraordinary loss, net ....................            --           24.8           100.0
                                                   -------        -------
  Net income (loss) ........................           2.3%         (18.8)%       (2,873.1)
                                                   =======        =======

         Revenues. Revenues in 1997 were $211.1 million compared to $62.0 million in 1996, an increase of 240.4%. Revenues of approximately $143.0 million in the second quarter of 1997 were generated from companies acquired subsequent to March 1996, while increases in revenues attributable to existing operations ("Internal Growth") amounted to $6.1 million. If the Laidlaw Acquisition, net of the Canadian Sale, is included as of March 1996, Internal Growth would have approximated 11% with 7% attributable to net volume increases and 4% attributable to price increases.

         Cost of Operations. Cost of operations in 1997 was $113.4 million compared to $33.8 million in 1996, an increase of 235.0%. The increase in cost of operations was primarily attributable to the increase in revenues described above. As a percentage of revenues, cost of operations decreased to 53.7% in 1997 from 54.6% in 1996. Operating cost margins were favorably impacted by financial benefits and operational efficiencies associated with the Laidlaw Acquisition and the significant increase in revenues.

         Selling, General and Administrative Expenses. SG&A expenses increased to $23.9 million in 1997 compared to $8.8 million in 1996, an increase of 172.0%. As a percentage of revenues, SG&A decreased to 11.3% in 1997 compared to 14.1% in 1996. The increase in SG&A expense resulted from expenses associated with acquired companies and expenses incurred in connection with the Company's increase in personnel and other expenses related to the growth of the Company. The decrease in SG&A as a percentage of revenues can be attributed to the substantial increase in the revenues of the Company resulting principally from the Laidlaw Acquisition while SG&A expenses of the combined companies were significantly reduced.

         Depreciation and amortization. Depreciation and amortization in 1997 was $27.3 million compared to $8.0 million in 1996, an increase of 241.4%. The increase in depreciation and amortization expense is due to acquisitions and capital expenditures. As a percentage of revenues, depreciation and amortization has remained constant at 12.9%.

         Acquisition related costs. Costs of $5.8 million were incurred in 1996 for transaction and integration costs directly related to acquisitions accounted for using the pooling-of-interests method for business combinations. Transaction costs include stock registration, legal, accounting, consulting, engineering and other direct third-party costs incurred to complete the acquisitions. Integration costs include uncollectible accounts receivable write-offs, employee termination and relocation, write down of fixed assets, lease termination, and deferred repairs and maintenance of vehicles and equipment. During the second quarter of 1997, no material acquisition related costs were incurred.

         Net interest expense. Net interest expense was $24.3 million in 1997 compared to $2.5 million in 1996, an increase of 883.1%. The increase in interest expense is due to the increase in debt from $205.7 million at June 30, 1996 compared to $1.4 billion at June 30, 1997. This increase in debt outstanding is primarily the result of debt incurred in connection with the Laidlaw Acquisition net of the application of the net proceeds received in connection with the Canadian Sale.

         Income taxes. Income taxes reflect a 43% effective income tax rate in 1997 as compared to a 55% rate in 1996. The Company's effective tax rate in 1997 and 1996 deviates from the federal statutory rate of 35%, due primarily to the effects of differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences.

         Extraordinary loss, net. On May 15, 1997, the Company repurchased from the Laidlaw Group the Allied Debentures and the Warrant, used as partial consideration for the Laidlaw Acquisition, for an aggregate purchase price of $230 million in cash. An extraordinary charge to earnings related to the Repurchase of approximately $65.7 million ($39.4 million net of income tax benefit) was recorded in the second quarter of 1997. In addition, the Company replaced its $1.275 billion senior credit facility (the "Bank Agreement") with the $900 million Senior Credit Facility on June 5, 1997 and recognized an extraordinary charge of approximately $21.6 million ($13.0 million net of income tax benefit) in the second quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1996 AND 1997

         The following table sets forth the percentage relationship that the various items bear to revenues and the percentage change in dollar amounts for the periods indicated.

                                                      Six Months Ended June 30,
                                                  -----------------------------------
                                                                              1997
                                                                            Compared
                                                                            to 1996
                                                                            % Change
                                                   1996         1997       in Amounts
                                                   -----        -----      -----------
                                                       (unaudited)
Statement of Operations Data:
Revenues ...................................       100.0%       100.0%        232.2%
Cost of operations .........................        55.2         55.2         232.2
Selling, general and administrative expenses        15.5         11.8         151.9
Depreciation and amortization ..............        13.0         13.2         238.5
Acquisition related costs ..................         5.6           --         (100.0)
                                                   -----        -----
Operating income ...........................        10.7         19.8         516.1
Interest expense, net ......................         3.7         11.5         930.6
Income tax provision .......................         3.4          3.6         247.7
Extraordinary loss, net ....................          --         13.3         100.0
                                                   -----        -----
    Net income (loss).......................         3.6%        (8.6%)      (898.1%)
                                                   =====        =====

         Revenues. Revenues in 1997 were $395.2 million compared to $119.0 million in 1996, an increase of 232.2%. Revenues of approximately $265.4 million in the first six months of 1997 were generated from companies acquired subsequent to December 1995, while increases in revenues attributable to existing operations amounted to $10.8 million. If the Laidlaw Acquisition, net of the Canadian Sale, is included as of March 1996, Internal Growth would have approximated 9% with 5% attributable to net volume increases and 4% attributable to price increases..

         Cost of Operations. Cost of operations in 1997 was $218.3 million compared to $65.7 million in 1996, an increase of 232.2%. The increase in cost of operations was primarily attributable to the increase in revenues described above. As a percentage of revenues, cost of operations remained constant at 55.2%. Operating cost margins were favorably impacted by financial benefits and operational efficiencies associated with the Laidlaw Acquisition and the significant increase in revenues.

         Selling, General and Administrative Expenses. SG&A expenses increased to $46.5 million in 1997 compared to $18.5 million in 1996, an increase of 151.9%. As a percentage of revenues, SG&A decreased to 11.8% in 1997 compared to 15.5% in 1996. The increase in SG&A expense resulted from expenses associated with acquired companies and expenses incurred in connection with the Company's increase in personnel and other expenses related to the growth of the Company. The decrease in SG&A as a percentage of revenues can be attributed to the substantial increase in the revenues of the Company resulting principally from the Laidlaw Acquisition while SG&A expenses of the combined companies were significantly reduced.

         Depreciation and amortization. Depreciation and amortization in 1997 was $52.2 million compared to $15.4 million in 1996, an increase of 238.5%. The increase in depreciation and amortization expense is due to acquisitions and capital expenditures. Fixed assets have increased from $414.3 million at June 30, 1996 to $1,004.9 million at June 30, 1997 and goodwill has increased from $98.0 million at June 30, 1996 to $877.6 million at June 30, 1997. As a percentage of revenues, depreciation and amortization increased to 13.2% in 1997 from 13.0% in 1996. This is primarily the result of an increase in amortization of goodwill as a percentage of revenues to 2.8% in 1997 from 1.9% in 1996 partially offset by a decrease in landfill amortization as a percentage of revenues to 2.7% in 1997 from 3.2% in 1996 related to increased goodwill and decreased internalization in connection with the Laidlaw Acquisition.

         Acquisition related costs. Costs of $6.7 million were incurred in 1996 transaction and integration costs directly related to acquisitions accounted for using the pooling-of-interests method for business combinations. Transaction costs include stock registration, legal, accounting, consulting, engineering and other direct third-party costs incurred to complete the acquisitions. Integration costs include uncollectible accounts receivable write-offs, employee termination and relocation, write down of fixed assets, lease termination, and deferred repairs and maintenance of vehicles and equipment. During the first six months of 1997, no material acquisition related costs were incurred.

         Net interest expense. Net interest expense was $45.6 million in 1997 compared to $4.4 million in 1996, an increase of 930.6%. The increase in interest expense is due to the increase in debt from $205.7 million at June 30, 1996 compared to $1.4 billion at June 30, 1997. This increase in debt outstanding is primarily the result of debt incurred in connection with the Laidlaw Acquisition net of the application of the net proceeds received in connection with the Canadian Sale.

         Income taxes. Income taxes reflect a 43% effective income tax rate in 1997 as compared to a 49% rate in 1996. The Company's effective tax rate in 1997 and 1996 deviates from the federal statutory rate of 35%, due primarily to the effects of differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences.

         Extraordinary loss, net. On May 15, 1997, the Company repurchased from the Laidlaw Group the $150 million 7% Junior Subordinated Debenture, the $168.3 million Zero Coupon Debenture and a warrant to purchase 20.4 million shares of common stock, used as partial consideration for the purchase of Laidlaw's solid waste business in 1996, for an aggregate purchase price of $230 million in cash. An extraordinary charge related to the Repurchase of approximately $65.7 million ($39.4 million net of income tax benefit) was charged to earnings in the second quarter of 1997. In addition, the Company replaced its $1.275 billion Bank Agreement with the $900 million Senior Credit Facility on June 5, 1997 and recognized an extraordinary charge of approximately $21.6 million ($13.0 million net of income tax benefit) in the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has satisfied its acquisition, capital expenditure and working capital needs primarily through bank financing, public offerings and private placements of debt and equity securities. Between January 1, 1994 and June 30, 1997, the Company completed the $900 million Senior Credit Facility which replaced the $1.275 billion Bank Agreement completed in connection with the Laidlaw Acquisition (of which $517 million was repaid with proceeds from the Canadian Sale in March 1997), a $418 million private placement of its 11.3% senior discount notes, a $525 million private placement of the 1996 Notes, a $100 million public offering of its $100 million 12% Senior Subordinated Notes due 2004 (the "1994 Notes") (substantially all of which were repurchased pursuant to a tender offer (the "Tender Offer") in July 1996), a $50 million private placement of Common Stock, a $300 million senior revolving credit facility (all debt under which was repaid in December 1996), and a $48 million public equity offering. Because of the capital intensive nature of the solid waste industry and companies that grow substantially through acquisition, the Company has used, and believes that it is reasonably possible that it will continue using amounts in excess of the cash generated from operations to fund acquisitions and capital expenditures, including landfill development. In connection with acquisitions, the Company has assumed or incurred indebtedness with relatively short-term repayment schedules, thereby increasing its current and medium-term liabilities. Additionally, operating equipment has been acquired using financing leases which have short and medium-term maturities. As a result, the Company has periodically had low levels of working capital or working capital deficits.

         During the first six months ended June 30, 1996 and 1997, the Company's cash flows for operating, investing and financing activities were as follows (dollars in millions; unaudited):

                                                                    Six Months Ended
                                                                        June 30,
                                                                ------------------------
                                                                  1996            1997
                                                                --------        --------
OPERATING ACTIVITIES:
Net income (loss) .......................................       $    4.2        $  (33.8)
Non-cash operating expenses(1) ..........................           16.5           123.3
(Gain) loss on sale of fixed assets .....................            2.0            (0.5)
Decrease in operating assets and liabilities, net .......          (15.1)         (144.4)
                                                                --------        --------
Cash provided by (used for) operating activities ........            7.6           (55.4)
                                                                --------        --------
INVESTING ACTIVITIES:
Cost of acquisitions, net of cash acquired ..............           (3.8)         (161.8)
Capital expenditures ....................................          (22.2)          (77.6)
Capitalized interest ....................................           (6.9)          (15.2)
Proceeds from sale of fixed assets ......................            0.2           588.1
Other ...................................................            0.7           (23.3)
                                                                --------        --------
Cash provided by (used for) investing activities ........          (32.0)          310.2
                                                                --------        --------
FINANCING ACTIVITIES:
Net proceeds from sale and redemption of preferred stock,
   common stock, stock options and warrants .............           48.3             1.9
Net proceeds from long-term debt ........................           25.4           876.1
Repayments of long-term debt ............................          (51.2)       (1,174.7)
Other ...................................................            0.3             6.4
                                                                --------        --------
   Cash provided by (used for) financing activities .....           22.8          (290.3)
                                                                --------        --------
Decrease in cash ........................................       $   (1.6)       $  (35.5)
                                                                ========        ========

----------------

(1) Consists principally of provisions for depreciation and amortization, landfill closure and post-closure costs, doubtful accounts, potentially unrealizable acquisition costs and deferred income taxes.

         As of June 30, 1997, the Company had cash and cash equivalents of $14.6 million. The Company's capital expenditure and working capital requirements have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to pursue its business strategy. During 1996 the Company completed the Laidlaw Acquisition for total consideration of approximately $1.5 billion consisting of $1.2 billion cash, 14.6 million shares of Common Stock, the Warrant to acquire 20.4 million shares of Common Stock, and the Allied Debentures with an aggregate face amount of $318.3 million and acquired 21 additional businesses for total consideration of approximately $126.5 million of which approximately $73.9 million of such consideration was paid in Common Stock and $3.9 million was paid in seller notes. Total annualized revenues of the latter businesses are approximately $78.8 million. Since January 1, 1997, the Company has acquired solid waste operations, representing approximately $142.8 million in annual revenues and sold operations representing approximately $46.5 million in annual revenue. Net consideration of approximately $165.1 million (including $10 million for the landfill under development) comprised of cash, notes and Common Stock, was paid in these transactions. For the calendar year 1997, the Company expects to spend approximately $172 million for capital, closure and post-closure, and remediation expenditures relating to its landfill operations. As the Company continues to acquire waste operations in 1997, additional capital amounts will be required during 1997 for the acquisition of businesses and the capital expenditure requirements related to those acquired businesses.

         On June 30, 1997, the Company's debt structure consisted of $525 million of the 1996 Notes, $500 million outstanding under the Term Loan Facility, approximately $76 million outstanding under the Revolving Credit Facility, and approximately $240 million of the Senior Discount Notes. As of June 30, 1997 there is aggregate availability under the Revolving Credit Facility of approximately $256 million to be used for working capital, letters of credit, acquisitions and other general corporate purposes. No more than $175 million of the Revolving Credit Facility may be used to support the issuance of letters of credit. The indenture relating to the 1996 Notes and the Senior Credit Facility contain financial and operating covenants and significant restrictions on the ability of the Company to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. A substantial portion of the Company's available cash will be required to be applied to service indebtedness and preferred stock obligations, including indebtedness incurred to finance the Laidlaw Acquisition, which is expected to include approximately $203.6 million in annual principal and interest payments (after giving effect to the payment of $517 million on the 1996 Bank Agreement from the Canadian sale).

         The Company is also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to its landfill operations and collection contracts. These financial assurance requirements are satisfied by the Company issuing performance bonds, letters of credit, insurance policies and trust deposits to secure the Company's obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At June 30, 1997, the Company had outstanding approximately $264.6 million in financial assurance instruments, represented by $180.1 million of performance bonds, $22.3 million of letters of credit, $55.9 million of insurance policies and $6.3 million of trust deposits. During calendar year 1997, the Company expects to be required to provide approximately $258 million in financial assurance obligations relating to its landfill operations and collection contracts. The Company expects that financial assurance obligations will increase in the future as it acquires and expands its landfill activities and that a greater percentage of the financial assurance instruments will be comprised of performance bonds and insurance policies.

         The Company has lease facilities (the "Lease Facilities") that allow it to enter into equipment leases at rates ranging from similar term treasury note rates plus 2.5% to 3.5% for terms of 36 to 84 months. In addition to equipment leases outstanding at December 31, 1996 and June 30, 1997 of $45.2 million and $74.2 million, respectively, the Company had available lease commitments of $11.9 million and $22.4 million, respectively. The Company has entered into master equipment lease facilities relating to the financing of the acquisition of trucks and containers.

         On August 12, 1997, the Company executed a definitive agreement to assume ownership and operation of the solid waste disposal system for San Diego County, California. The completion of this transaction is subject to certain normal regulation approvals, the transfer of operating permits and certain other conditions. Allied will purchase four landfills, one transfer station, and one material recovery facility for $160 million in cash paid directly to San Diego County, and make certain agreed upon future capital expenditures for approximately $24 million. Completion of this transaction is expected to occur before December 31, 1997.

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

         The Company's ability to meet future capital expenditure and working capital requirements, to make scheduled payments of principal of, to pay interest on, or to refinance its indebtedness, and to fund capital amounts required for the acquisition of businesses and the expansion of existing businesses depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. One of the primary factors impacting the Company's future performance will be its ability to integrate the assets acquired in the Laidlaw Acquisition after the Canadian Sale, and to reduce redundancies and excess costs. These operations are significantly larger than the Company's previous operations and represent a substantial increase in the scope of the Company's business. Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with available borrowing under the Senior Credit Facility, the Lease Facilities and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, letters-of-credit, capital expenditures, scheduled payments of principal of and interest on debt incurred under the Senior Credit Facility, interest on the 1996 Notes and the Senior Discount Notes, and capital amounts required for acquisitions and expansion. However, the principal payment at maturity on the 1996 Notes and the Senior Discount Notes may require refinancing. Also there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future financings will be available in an amount sufficient to enable the Company to service its indebtedness or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms if at all. Additionally, depending on the timing, amount and structure of any future acquisitions and the availability of funds under the acquisition facility under the Senior Credit Facility, the Company may need to raise additional capital to fund the acquisition and integration of additional solid waste businesses. The Company may raise such funds through additional bank financings or public or private offerings of its debt and equity securities. There can be no assurance that the Company will be able to secure such funding, if necessary, on favorable terms, if at all. If the Company is not successful in securing such funding, the Company's ability to pursue its business strategy may be impaired and results of operations for future periods may be negatively affected.

SIGNIFICANT FINANCING EVENTS

         In December 1996, the Company entered into a bank credit facility (the "1996 Bank Agreement") consisting of (i) a $475 million five and one-half year amortizing senior secured term loan facility, (ii) three amortizing senior secured term loan facilities in an aggregate original principal amount of $500 million and with ultimate maturities which ranged from six and one-half years to eight and one-half years, and (iii) a $300 million five and one-half year senior secured revolving credit facility. In connection with the closing of the Canadian Sale, an aggregate amount of approximately $517 million was applied to prepayment of the 1996 Bank Agreement.

         In June 1997, the Company entered into the Credit Agreement with Credit Suisse First Boston, as administrative and collateral agent, Citibank, N.A. as documentation agent and Goldman Sachs Credit Partners, LP, as syndication agent. The Credit Agreement provides a six and one-half year senior secured $500 million Term Loan Facility and a six and one-half year senior secured $400 million Revolving Credit Facility. Principal payments on the Term Loan
Facility are payable quarterly, beginning in September 1997 and increase from $10 million to $100 million per annum through maturity in December 2003. Principal under the Revolving Credit Facility is due upon maturity.

         In addition to the scheduled principal payments above, the Company is also required to make mandatory prepayments on the Senior Credit Facility equal to 100% of the net proceeds from certain asset sales, the issuance of new debt securities and extraordinary amounts, which include tax refunds, pension plan reversions and certain insurance proceeds, and 50% of the net proceeds from new equity issuances. Furthermore, the Company is also required to make mandatory prepayments on the Senior Credit Facility equal to 50% of the Company's annual excess Cash Flow, as defined in the Credit Agreement, unless the Company's Senior Debt Ratio, as defined in the Credit Agreement, for the relevant fiscal year end is less than 2.0 to 1.0. Mandatory prepayments are applied first to the Term Loan Facility on a pro rata basis against remaining scheduled principal payments, and second; to the permanent reduction of the Revolving Credit Facility.

In no event, however, shall the Revolving Credit Facility be required to be reduced to an amount less than $300 million in connection with any such mandatory prepayment.

         Borrowings under the Revolving Credit Facility may be used for acquisitions, the issuance of letters of credit, working capital and other general corporate purposes. Of the $400 million available under the Revolving Credit Facility, no more than $175 million may be used to support the issuance of letters of credit.

         The Senior Credit Facility bears interest, at the Company's option, at either (a) a Base Rate, or (b) a Eurodollar Rate, both terms as defined in the Credit Agreement, plus, in either case, an agreed upon applicable margin. The applicable margin will be adjusted from time to time pursuant to a pricing grid based upon the Company's Leverage Ratio, as defined in the Credit Agreement, and varies between zero percent and 0.75% for Base Rate loans, and 0.75% and 1.75% for Eurodollar loans. In addition, if any time, the Company's Senior Debt Ratio is greater than 2.5 to 1.0, the applicable margin for all loans will be increased by 0.25%.

         The Senior Credit Facility is guaranteed by substantially all of the Company's present and future subsidiaries. In addition, the Senior Credit Facility is secured by substantially all the personal property and a pledge of the stock, of substantially all the Company's present and future subsidiaries.

         The Credit Agreement contains certain financial covenants including, but not limited to, a Total Debt to EBITDA ratio, a Senior Debt to EBITDA ratio, a Fixed Charge Coverage ratio and an Interest Expense Coverage ratio, all terms as defined in the Credit Agreement. In addition, the Credit Agreement also limits the Company's ability to make acquisitions, purchase fixed assets above certain amounts, pay dividends, incur additional indebtedness and liens, make optional prepayments on certain subordinated indebtedness, make investments, loans or advances, enter into certain transactions with affiliates or enter into a merger, consolidation or sale of all or a substantial portion of the Company's assets.

         The Company has entered into interest rate protection agreements (the "Agreements"), with reputable national banks and investment banking institutions to reduce its exposure to fluctuations in variable interest rates. A summary of the Agreements outstanding as of June 30, 1997 is as follows:

                          Notional Amount      Fixed Rate
                       ---------------------   ----------
                       (dollars in millions)
                              $  50                5.76%
                                 50                5.81
                                130                6.27

         The Agreements effectively change the Company's interest rate paid on $230 million of its floating rate long-term debt ($576 million at June 30, 1997) to a weighted average fixed rate ceiling of approximately 6.06% plus applicable margins imposed by the terms of the Credit Agreement at June 30, 1997.

         In December 1996, Allied NA issued $525 million of 10.25% Senior Subordinated Notes due 2006 in a Rule 144A private offering (the "1996 Notes"). Net proceeds from the sale of the 1996 Notes, after the underwriting discount and other expenses, were approximately $509 million. The net proceeds were used to pay a portion of the cash purchase price of the Laidlaw Acquisition, repay amounts outstanding under the Company's previous $300 million credit facility with Credit Suisse as agent, fund certain acquisitions and for general corporate purposes. Allied NA had an obligation to offer fully registered securities, pursuant to an exchange offer, that are substantially identical to the 1996 Notes. Allied NA completed this exchange offer on July 23, 1997. The 1996 Notes cannot be redeemed until December 1, 2001, except under certain circumstances. Prior to December 1, 2001, the 1996 Notes are subject to redemption, at the option of Allied NA, at the greater of (i) 100% of the principal amount of (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to maturity on a semiannual basis at a comparable treasury yield plus 75 basis points, plus in each case accrued and unpaid interest to the date of redemption. At any time prior to December 1, 1999, up to 33% of principal amount of 1996 Notes will be redeemable, at the option of Allied NA, from the proceeds of one or more public offerings of capital stock by the Company at a redemption price of 110.25% of principal amount, plus accrued interest. The 1996 Notes are guaranteed by the Company and substantially all of Allied NA's subsidiaries, the guarantees of which are expressly subordinated to the guarantees of Allied NA's Senior Credit Facility. The 1996 Notes contain several covenants, the most restrictive of which limits Allied NA and its subsidiaries' ability to incur additional indebtedness without complying with an interest coverage ratio test. Other covenants contain limitations on payment of dividends, issuance of redeemable preferred stock, transactions with affiliates, granting of liens and security interests, sales of assets and the use of proceeds from sales of assets, mergers and consolidations, and changes of control. The covenants do permit Allied NA to incur certain indebtedness including the Senior Credit Facility, indebtedness issued and/or assumed in permitted acquisitions and other indebtedness which is limited to a certain percentage of Allied NA's total assets.

         On May 15, 1997, the Company, pursuant to (the Laidlaw Securities Purchase Agreement) with the Laidlaw Group and certain private securities investment funds affiliated with either (i) Apollo Advisors II, L.P. or (ii) the Blackstone Group, repurchased from the Laidlaw Group the Allied Debentures and the Warrant for an aggregate purchase price of $230 million in cash. The net proceeds of the Offering of the Senior Discount Notes which also closed on May 15, 1997, have been used to fund the Repurchase. Also pursuant to the Laidlaw Securities Purchase Agreement, the private securities investment funds purchased all of the Common Stock of Allied held by Laidlaw.

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

         Availability of Acquisition Targets. The Company's ongoing acquisition program is a key element of its expansion strategy. In addition, obtaining landfill permits has become increasingly difficult, time consuming and expensive. There can be no assurance, however, that the Company will succeed in obtaining landfill permits or locating appropriate acquisition candidates that can be acquired at price levels that the Company considers appropriate and that reflects historical prices. The Forward Looking Statements assume that a number of acquisition candidates and landfill properties sufficient to meet the Company's goals will be available for purchase and that the Company will be able to complete the acquisition at prices that the Company has experienced in the past two years.

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

         Influence of Government Regulation. The Company's operations are subject to and substantially affected by extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect the Company's results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste. Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors' transportation and collection operations, all of which could have a material adverse effect on the Company. Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters. The Forward Looking Statements assume that there will be no materially negative impact on its operations due to government regulation.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 2, 1997, the annual meeting of the stockholders of the Company was held. The holders of 69,165,671 shares of Common Stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following action:

         Election of Directors

         The stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, and until their successors are duly elected and qualified. Votes were cast as follows:

                                                    Number of           Number of
                                                    Votes for         Votes Withheld
                                                    ----------        --------------
Roger A. Ramsey                                     69,074,095            91,577
Thomas H. Van Weelden                               69,074,111            91,560
Nolan Lehmann                                       69,074,111            91,560
Alan B. Shepard                                     69,074,111            91,560
Brian A. O'Leary                                    69,073,911            91,760
Michael Gross                                       69,074,111            91,560
David B. Kaplan                                     69,074,111            91,560
Antony P. Ressler                                   69,074,111            91,560
Howard A. Lipson                                    69,074,111            91,560
Dennis Hendrix                                      69,073,911            91,760
Warren B. Rudman                                    69,073,711            91,960
Vincent Tese                                        69,073,911            91,760

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


                  Exhibit
                  Number                          Description
                  -------                         -----------
                  3.1      --       Restated Articles of Incorporation of Allied
                                    Waste Industries, Inc. dated August 8, 1997.
                                    Exhibit 3.1 to the Company's Current Report on Form 10-K/A-2 dated August 8, 1997, is incorporated herein by reference.

                  3.2      --       Amended and Restated Bylaws of Allied Waste
                                    Industries, Inc. as of May 13, 1997.

                  10.1     --       Amended and Restated Credit Agreement dated
                                    as of June 5, 1997 among the Company, Allied
                                    Waste North America, the Lenders referred to therein and Credit Suisse First Boston,
                                    Goldman Sachs Credit Partners L.P., and
                                    Citibank, N.A., as agents.

                  10.2     --       Executive Employment Agreement between the
                                    Company and Henry L. Hirvela dated
                                    June 6, 1997.

                  10.3     --       Third Amendment to Executive Employment
                                    Agreement between the Company and Thomas H.
                                    Van Weelden dated January 30, 1997.

                  10.4     --       Executive Employment Agreement between the
                                    Company and Larry D. Henk dated June 6,
                                    1997.

                  10.5     --       Executive Employment Agreement between the
                                    Company and Steven M. Helm dated June 6,
                                    1997.

                  10.6     --       Third Amendment to Executive Employment
                                    Agreement between the Company and  Roger A.
                                    Ramsey dated January 30, 1997.

                  11.1     --       Statement regarding the computation of per
                                    share earnings - primary.

                  11.2     --       Statement regarding the computation of per
                                    share earnings - fully diluted.

                  12       --       Ratio of earnings to fixed charges.

                  27       --       Financial data schedule.

         (b)      Reports on Form 8-K

                  May 2, 1997       The Company's current report on Form 8-K
                                    reporting the commencement by the Company of the offering of $418 million of 11.3% Senior
                                    Discount Notes.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ALLIED WASTE INDUSTRIES, INC.



                                   By:/s/         HENRY L. HIRVELA
                                      ------------------------------------------
                                                  Henry L. Hirvela
                                      Vice President and Chief Financial Officer
                                             (Principal Financial Officer)



                                   By:/s/         PETER S. HATHAWAY
                                      ------------------------------------------
                                                  Peter S. Hathaway
                                        Vice President, Chief Accounting Officer
                                             (Principal Accounting Officer)

Date: August 14, 1997