Form 10-Q/A
period 1997-06-30
ALLIED WASTE INDUSTRIES INC
filed 1997-08-18
CIK 848865

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

                          ALLIED WASTE INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                            DECEMBER 31,         JUNE 30,
                                                               1996                1997
                                                            -----------        -----------
                                                                               (UNAUDITED)
ASSETS
Current Assets --
   Cash and cash equivalents ........................       $    50,094        $    14,641
   Accounts receivable, net of allowance of
     $5,806 and $5,618 ..............................            88,522            118,735
   Prepaid and other current assets .................             9,860             21,140
   Inventories ......................................             6,941              7,327
   Assets held for sale .............................           524,716                 --
   Deferred income taxes ............................             5,809              5,809
                                                            -----------        -----------
     Total current assets ...........................           685,942            167,652
Property and equipment, net .........................           730,572            897,086
Goodwill, net .......................................           856,108            854,491
Other assets ........................................            44,927             89,608
                                                            -----------        -----------
     Total assets ...................................       $ 2,317,549        $ 2,008,837
                                                            ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
   Current portion of long-term debt ................       $   532,947        $    50,486
   Accounts payable .................................            56,186             41,033
   Accrued interest .................................             4,910              7,319
   Other accrued liabilities ........................            60,458             74,595
   Unearned income ..................................            11,185             29,817
                                                            -----------        -----------
     Total current liabilities ......................           665,686            203,250
Long-term debt, less current portion ................         1,146,803          1,387,522
Convertible subordinated debt, net of discount,
   less current portion .............................             1,706              1,684
Deferred income taxes ...............................            53,095             21,359
Accrued closure, post-closure and environmental costs           152,604            154,704
Deferred royalties and other long-term obligations ..            22,097             32,106
Commitments and contingencies
Stockholders' Equity --
   Preferred stock, aggregate liquidation preference
   of $9,907 and $9,496 at December 31, 1996
   and June 30, 1997, respectively ..................                 1                  1
   Common stock .....................................               747                777
   Additional paid-in capital .......................           352,589            319,028
   Retained deficit .................................           (77,779)          (111,594)
                                                            -----------        -----------
     Total stockholders' equity .....................           275,558            208,212
                                                            -----------        -----------
   Total liabilities and stockholders' equity .......       $ 2,317,549        $ 2,008,837
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

                          ALLIED WASTE INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)



                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                        ------------------------------
                                                                           1996               1997
                                                                        -----------        -----------
Operating Activities --
   Net income (loss) ............................................       $     4,237        $   (33,815)
   Adjustments to reconcile net income (loss) to cash
     provided by (used for) operating activities --
   Write off of deferred debt issuance costs ....................                --             17,252
   Provisions for:
     Depreciation and amortization ..............................            15,408             52,161
     Closure and post-closure costs .............................               522              4,159
     Doubtful accounts ..........................................             1,175              1,552
     Accretion of debentures ....................................                --              9,204
     Deferred income taxes ......................................              (637)           (31,102)
     (Gain) loss on sale of fixed assets ........................             1,972               (531)
   Change in operating assets and liabilities,
   excluding the effects of purchase acquisitions --
     Accounts receivable, prepaid expenses, inventories and other           (11,710)           (56,071)
     Accounts payable, accrued liabilities, unearned income,
     closure and post-closure costs and other ...................           (10,491)             6,955
                                                                        -----------        -----------
Cash provided by (used for) operating activities ................               476            (30,236)
                                                                        -----------        -----------

Investing Activities --
   Cost of acquisitions, net of cash acquired ...................            (3,852)          (100,500)
   Capital expenditures .........................................           (15,105)           (53,773)
   Capitalized interest .........................................            (6,893)           (15,223)
   Proceeds from sale of fixed assets and subsidiaries ..........               243            526,853
   Change in deferred acquisition costs and notes receivable ....               695            (23,285)
                                                                        -----------        -----------
Cash provided by (used for) investing activities ................           (24,912)           334,072
                                                                        -----------        -----------

Financing activities --
   Net proceeds from sale of common stock,
     stock options and warrants .................................            48,330              1,873
   Proceeds from long-term debt, net of issuance costs ..........            25,431            876,149
   Repayments of long-term debt .................................           (51,165)        (1,174,665)
   Repurchase of warrant ........................................                --            (49,000)
   Other long-term obligations ..................................               486              6,706
   Dividends paid ...............................................              (614)              (352)
   Equity transactions of pooled companies ......................               387                 --
                                                                        -----------        -----------
Cash provided by (used for) financing activities ................            22,855           (339,289)
                                                                        -----------        -----------
Decrease in cash and cash equivalents ...........................            (1,581)           (35,453)
Cash and cash equivalents, beginning of period ..................             4,016             50,094
                                                                        -----------        -----------
Cash and cash equivalents, end of period ........................       $     2,435        $    14,641
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

STATEMENTS OF CASH FLOWS

         The supplemental cash flow disclosures and non-cash transactions for the six months ended June 30, 1996 and 1997 are as follows (in thousands):



                                                                   Six Months Ended
                                                                       June 30,
                                                                 ---------------------
                                                                   1996         1997
                                                                 -------       -------
                                                                     (unaudited)
Supplemental Disclosures
  Interest paid ..........................................       $10,599       $58,539
  Income taxes paid ......................................         5,641        10,083
Non Cash Transactions
  Common stock, preferred stock or warrants issued in
     acquisitions or contributed to 401(k) plan ..........       $ 5,716       $12,730
  Capital leases and debt obligations for the purchase of
     property and equipment ..............................         8,020         6,701
  Debt and liabilities incurred or assumed in acquisitions         4,659        47,246
  Debt converted to common stock .........................         3,595           535
  Non cash purchase and sale of operating assets .........            --        61,300


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


                                                  December 31,         June 30,
                                                    1996                1997
                                                  ---------           ---------
                                                           (unaudited)
Revenues ...............................          $ 856,368           $ 428,043
Operating income .......................             10,648              82,870
Net loss ...............................            (96,150)            (31,219)
Net loss to common shareholders ........            (97,223)            (31,556)
Net loss per common share ..............              (1.30)              (0.36)

3. PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 1996 and June 30, 1997 was as follows (in thousands):


                                                    1996                1997
                                                 -----------        -----------
                                                                    (unaudited)
Land and improvements ....................       $    39,858        $    56,763
Land held for permitting as landfills(1) .            66,070            104,678
Landfills ................................           320,763            412,812
Buildings and improvements ...............            59,896             75,274
Vehicles and equipment ...................           156,444            168,458
Containers and compactors ................           159,032            169,728
Furniture and office equipment ...........            17,724             17,223
                                                 -----------        -----------
                                                     819,787          1,004,936
 Accumulated depreciation and amortization           (89,215)          (107,850)
                                                 -----------        -----------
                                                 $   730,572        $   897,086
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

                SUMMARIZED CONSOLIDATED BALANCE SHEET INFORMATION


                                              December 31, 1996    June 30, 1997
                                                                     (unaudited)
Current assets ...........................       $   685,942        $   167,651
Property and equipment, net ..............           730,572            897,086
Goodwill .................................           856,108            854,491
Other non-current assets .................            44,927             89,608
Current liabilities ......................           682,686            193,482
Long-term debt, net of current portion ...         1,037,762          1,149,206
Due to parent ............................           355,348            379,979
Due to Allied Canada Finance, Ltd. .......           110,747            152,825
Other long-term obligations ..............           210,796            206,710
Retained deficit .........................           (79,790)           (73,366)

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

                          ALLIED WASTE INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                 SUMMARIZED STATEMENT OF OPERATIONS INFORMATION



                                                                   Six Months Ended
                                                                    June 30, 1997
                                                                     (unaudited)
Total revenue ...........................................             $ 395,184
Total operating costs and expenses ......................               316,955
Operating income ........................................                78,229
Net income before extraordinary loss ....................                19,462
Extraordinary loss, net..................................               (13,038)
Net income ..............................................                 6,424


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



         On August 12, 1997, the Company executed a definitive agreement to assume ownership and operation of the active solid waste disposal system for San Diego County, California. The completion of this transaction is subject to normal regulatory approvals, the transfer of operating permits and certain other conditions as well as consents, if required, of the Company's existing lenders. Allied will purchase or assume operations of four landfills, one transfer station, and one material recovery facility for $160 million in cash paid directly to San Diego County, and make certain agreed upon future capital expenditures for approximately $7 million. Completion of this transaction is expected to occur before December 31, 1997.

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

                                                                            Six Months
                                            Year Ended December 31,           Ended
                                        1994         1995         1996    June 30, 1997
                                       -----        -----        -----    -------------
Collection(1) ..................        69.9%        64.7%        61.9%        57.8%
Transfer .......................         8.4          9.5          8.5          7.5
Landfill(1) ....................        14.5         18.3         22.0         24.4
Other ..........................         7.2          7.5          7.6         10.3
                                       -----        -----        -----        -----
                  Total Revenues       100.0%       100.0%       100.0%       100.0%
                                       =====        =====        =====        =====

                                            Year Ended December 31,       Six Months
                                                                             Ended
                                        1994         1995         1996   June 30, 1997
                                       -----        -----        -----   -------------
Central States .................         -- %         -- %         -- %         9.0%
Great Lakes ....................        31.9         33.2         31.3         21.9
Midwest ........................        16.8         19.0         18.7         16.2
Northeast ......................          --           --           --         11.9
Southeast ......................        30.2         28.0         30.6         12.1
West ...........................        21.1         19.8         19.4         28.9
                                       -----        -----        -----       -----
                  Total Revenues       100.0%       100.0%       100.0%       100.0%
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
                                                   =====        =====


         Revenues. Revenues in 1997 were $395.2 million compared to $119.0 million in 1996, an increase of 232.2%. Revenues of approximately $265.4 million in the first six months of 1997 were generated from companies acquired subsequent to December 1995, while increases in revenues attributable to existing operations amounted to $10.8 million. If the Laidlaw Acquisition, net of the Canadian Sale, is included as of December 1995, Internal Growth would have approximated 9% with 5% attributable to net volume increases and 4% attributable to price increases.


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

         During the first six months ended June 30, 1996 and 1997, the Company's cash flows for operating, investing and financing activities were as follows (dollars in millions; unaudited):


                                                                    Six Months Ended
                                                                        June 30,
                                                                ------------------------
                                                                  1996            1997
                                                                --------        --------
OPERATING ACTIVITIES:
Net income (loss) .......................................       $    4.2        $  (33.8)
Write off of deferred debt issuance costs ...............             --            17.3
Non-cash operating expenses(1) ..........................           16.5            35.9
(Gain) loss on sale of fixed assets .....................            2.0            (0.5)
Decrease in operating assets and liabilities, net .......          (22.2)          (49.1)
                                                                --------        --------
Cash provided by (used for) operating activities ........            0.5           (30.2)
                                                                --------        --------
INVESTING ACTIVITIES:
Cost of acquisitions, net of cash acquired ..............           (3.8)         (100.5)
Capital expenditures ....................................          (15.1)          (53.8)
Capitalized interest ....................................           (6.9)          (15.2)
Proceeds from sale of fixed assets ......................            0.2           526.8
Other ...................................................            0.7           (23.3)
                                                                --------        --------
Cash provided by (used for) investing activities ........          (24.9)          334.0
                                                                --------        --------
FINANCING ACTIVITIES:
Net proceeds from sale and redemption of preferred stock,
   common stock, stock options and warrants .............           48.3             1.9
Net proceeds from long-term debt ........................           25.4           876.1
Repayments of long-term debt ............................          (51.2)       (1,174.7)
Repurchase of warrant ...................................             --           (49.0)
Other ...................................................            0.3             6.4
                                                                --------        --------
   Cash provided by (used for) financing activities .....           22.8          (339.3)
                                                                --------        --------
Decrease in cash ........................................       $   (1.6)       $  (35.5)
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


         The Company is also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to its landfill operations and collection contracts. These financial assurance requirements are satisfied by the Company issuing performance bonds, letters of credit, insurance policies or trust deposits to secure the Company's obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At June 30, 1997, the Company had outstanding approximately $264.6 million in financial assurance instruments, represented by $180.1 million of performance bonds, $22.3 million of letters of credit, $55.9 million of insurance policies and $6.3 million of trust deposits. During calendar year 1997, the Company expects to be required to provide approximately $258 million in financial assurance obligations relating to its landfill operations and collection contracts. The Company expects that financial assurance obligations will increase in the future as it acquires and expands its landfill activities and that a greater percentage of the financial assurance instruments will be comprised of performance bonds and insurance policies.


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


         On August 12, 1997, the Company executed a definitive agreement to assume ownership and operation of the active solid waste disposal system for San Diego County, California. The completion of this transaction is subject to certain normal regulatory approvals, the transfer of operating permits and certain other conditions and consents, if required, by the Company's existing lenders. Allied will purchase or assume operations of four landfills, one transfer station, and one material recovery facility for $160 million in cash paid directly to San Diego County, and make certain agreed upon future capital expenditures for approximately $7 million. Completion of this transaction is expected to occur before December 31, 1997.



         The Company expects that Subtitle D and other regulations that apply to the non-hazardous waste disposal industry will require the Company, as well as others in the industry, to alter operations and to modify or replace pre-Subtitle D landfills. Such expenditures have been and will continue to be substantial. Further regulatory changes could accelerate expenditures for closure and post-closure monitoring and obligate the Company to spend sums in addition to those presently reserved for such purposes. These factors, together with the other factors discussed above, could substantially increase the Company's operating costs and impair the Company's ability to invest in its facilities.

         The Company's ability to meet future capital expenditure and working capital requirements, to make scheduled payments of principal of, to pay interest on, or to refinance its indebtedness, and to fund capital amounts required for the acquisition of businesses and the expansion of existing businesses depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with available borrowing under the Senior Credit Facility, the Lease Facilities and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, letters-of-credit, capital expenditures, scheduled payments of principal of and interest on debt incurred under the Senior Credit Facility, interest on the 1996 Notes and the Senior Discount Notes, and capital amounts required for acquisitions and expansion. However, the principal payment at maturity on the 1996 Notes and the Senior Discount Notes may require refinancing. Also there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future financings will be available in an amount sufficient to enable the Company to service its indebtedness or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms if at all. Additionally, depending on the timing, amount and structure of any future acquisitions and the availability of funds under the Senior Credit Facility, the Company may need to raise additional capital to fund the acquisition and integration of additional solid waste businesses. The Company may raise such funds through additional bank financings or public or private offerings of its debt and equity securities. There can be no assurance that the Company will be able to secure such funding, if necessary, on favorable terms, if at all. If the Company is not successful in securing such funding, the Company's ability to pursue its business strategy may be impaired and results of operations for future periods may be negatively affected.


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


         On May 15, 1997, the Company, pursuant to (the Laidlaw Securities Purchase Agreement) with the Laidlaw Group and certain private securities investment funds affiliated with either (i) Apollo Advisors II, L.P. or (ii) the Blackstone Group, repurchased from the Laidlaw Group the Allied Debentures and the Warrant for an aggregate purchase price of $230 million in cash. In connection with the Repurchase, Allied issued $418 million aggregate principal amount of the Senior Discount Notes in a private offering on May 15, 1997. The net proceeds of approximately $230 million were used to pay the cash consideration of the Repurchase. The Senior Discount Notes were issued at a discount of principal amount and, unless certain provisions are triggered, there will be no periodic cash payments of interest before June 1, 2002. Thereafter, the Senior Discount Notes will accrue cash interest at the rate of 11.30% per annum, payable semi-annually on June 1 and December 1 of each year, commencing December 1, 2002. Allied has an obligation to offer exchange notes, pursuant to an exchange offer, that are substantially identical to the Senior Discount Notes. If Allied fails to effect an exchange offer, or if the registration statement relating to the exchange offer shall be withdrawn by Allied before certain dates, Allied will be subject to penalty interest in varying amounts ranging from 0.25% to 1.0% per annum on the principal amount thereof as liquidated damages to the holders of the Senior Discount Notes. On July 14, 1997, Allied filed with the Securities and Exchange Commission a registration statement on Form S-4 relating to the exchange offer. The Senior Discount Notes cannot be redeemed until December 1, 2001, except under certain circumstances. At any time prior to June 1, 2000, up to 33% of principal amount of Senior Discount Notes will be redeemable, at the option of Allied, from the proceeds of one or more public offerings of capital stock by Allied at a redemption price of 111.30% of their accreted value, plus accrued interest. The Senior Discount Notes contain several covenants, the most restrictive of which limits Allied and its subsidiaries' and AWNA and its subsidiaries' ability to incur additional indebtedness without complying with an interest coverage ratio test. Other convenants contain limitations on payment of dividends except for certain preferred stock, issuance of redeemable preferred stock, transactions with affiliates, granting of liens and security interests, sales of assets and the use of proceeds from sales of assets, mergers and consolidations, and changes of control. The convenants do permit Allied and AWNA to incur certain indebtedness including the 1996 Bank Agreement, indebtedness issued and/or assumed in permitted acquisitions and other indebtedness which is limited to a certain percentage of AWNA's total assets.


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

         Election of Directors

         The stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, and until their successors are duly elected and qualified. Votes were cast as follows:



                                                    Number of           Number of
                                                    Votes for         Votes Withheld
                                                    ----------        --------------
Roger A. Ramsey                                     69,074,095            91,576
Thomas H. Van Weelden                               69,074,111            91,560
Nolan Lehmann                                       69,074,111            91,560
Alan B. Shepard                                     69,074,111            91,560
Brian A. O'Leary                                    69,073,911            91,760
Michael Gross                                       69,074,111            91,560
David B. Kaplan                                     69,074,111            91,560
Antony P. Ressler                                   69,074,111            91,560
Howard A. Lipson                                    69,074,111            91,560
Dennis Hendrix                                      69,073,911            91,760
Warren B. Rudman                                    69,073,711            91,960
Vincent Tese                                        69,073,911            91,760


ITEM 5. OTHER INFORMATION

None.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


                  Exhibit
                  Number                          Description
                  -------                         -----------

                  3.1      --       Restated Articles of Incorporation of Allied
                                    Waste Industries, Inc. dated August 8, 1997.
                                    Exhibit 3.1 to the Company's Current Report on Form 10-K/A-2 dated August 8, 1997, is incorporated herein by reference.*



                  3.2      --       Amended and Restated Bylaws of Allied Waste
                                    Industries, Inc. as of May 13, 1997.*



                  10.1     --       Amended and Restated Credit Agreement dated
                                    as of June 5, 1997 among the Company, Allied
                                    Waste North America, the Lenders referred to therein and Credit Suisse First Boston,
                                    Goldman Sachs Credit Partners L.P., and
                                    Citibank, N.A., as agents.*



                  10.2     --       Executive Employment Agreement between the
                                    Company and Henry L. Hirvela dated
                                    June 6, 1997.*



                  10.3     --       Third Amendment to Executive Employment
                                    Agreement between the Company and Thomas H.
                                    Van Weelden dated January 30, 1997.*



                  10.4     --       Executive Employment Agreement between the
                                    Company and Larry D. Henk dated June 6,
                                    1997.*



                  10.5     --       Executive Employment Agreement between the
                                    Company and Steven M. Helm dated June 6,
                                    1997.*



                  10.6     --       Third Amendment to Executive Employment
                                    Agreement between the Company and  Roger A.
                                    Ramsey dated January 30, 1997.*



                  11.1     --       Statement regarding the computation of per
                                    share earnings - primary.*



                  11.2     --       Statement regarding the computation of per
                                    share earnings - fully diluted.*



                  12       --       Ratio of earnings to fixed charges.*


                  27       --       Financial data schedule.


          * Filed previously with Form 10-Q on August 14, 1997.


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


Date: August 18, 1997