Form 10-K/A
period 1996-12-31
ALLIED WASTE INDUSTRIES INC
filed 1997-08-21
CIK 848865

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------


                                 FORM 10-K/A-3


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
                                              =====     =====                    =====

YEARS ENDED DECEMBER 31, 1996 AND 1995


     Revenues. Revenues in 1996 were $246.7 million compared to $217.5 million in 1995, an increase of 13.4%. Approximately 4.3% of the increase in revenues is attributable to acquisitions and 9.1% is attributable to internal growth. Revenues of $9.4 million for 1996 were generated from companies acquired subsequent to the end of the same period in the prior year, while increases in revenue attributable to existing operations amounted to $19.8 million. Average price increases as a percentage of revenue were approximately 3% of revenue while the remainder of internal growth was from volume.


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

YEARS ENDED DECEMBER 31, 1995 AND 1994


     Revenues. Revenues in 1995 were $217.5 million compared to $158.4 million in 1994, an increase of 37.4%. The increase in revenues is due primarily to the effects of acquisitions as well as price and volume increases attributable to existing operations. Revenues of $34.4 million in 1995 were generated from companies acquired subsequent to the end of the same period in the prior year, while increases in revenues attributable to existing operations amounted to $24.7 million. Average price increases as a percentage of revenue were approximately 5.7%.


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


     In connection with the Laidlaw Acquisition, Allied NA issued $525 million of 10.25% Senior Subordinated Notes due 2006 (the "1996 Notes") in a Rule 144A offering. Net proceeds from the sale of the 1996 Notes, after the underwriting discount and other expenses, were approximately $509 million. The net proceeds were used to pay a portion of the cash purchase price of the Laidlaw Acquisition, repay amounts outstanding under the Company's previous $300 million credit facility, fund certain acquisitions and for general corporate purposes. The 1996 Notes cannot be redeemed until December 1, 2001, except under certain circumstances. Prior to December 1, 2001, the 1996 Notes are subject to redemption, at the option of Allied NA, at prices specified in the indenture. At any time prior to December 1, 1999, up to 33% of principal amount of the 1996 Notes will be redeemable, at the option of Allied NA, from the proceeds of one or more public offerings of capital stock by the Company at a redemption price of 110.25% of principal amount, plus accrued interest. The 1996 Notes are guaranteed by the Company and substantially all of Allied NA's subsidiaries, the guarantees of which are expressly subordinated to the guarantees of Allied NA's Senior Credit Facility. Additionally, substantially all of the consolidated subsidiaries of Allied NA have issued guarantees for certain existing debt of Allied NA. The consolidated subsidiaries may guarantee future indebtedness of Allied NA. The financial statements of the subsidiary guarantors have not been presented because management has determined that such information is not material to a holder of the Allied NA debt.


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

                         ALLIED WASTE INDUSTRIES, INC.

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

                         ALLIED WASTE INDUSTRIES, INC.

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

                         ALLIED WASTE INDUSTRIES, INC.

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

                                   SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this Report to be signed on its behalf by the undersigned, in the City of Scottsdale, State of Arizona, on August 20, 1997.


                                          ALLIED WASTE INDUSTRIES, INC.

                                          By: /s/   HENRY L. HIRVELA

                                            ------------------------------------
                                            Henry L. Hirvela
                                            Vice President - Chief Financial
                                              Officer
                                            (Principal Financial Officer)

                                          By: /s/   PETER S. HATHAWAY

                                            ------------------------------------
                                            Peter S. Hathaway
                                            Vice President -- Chief Accounting
                                              Officer
                                            (Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on August 20, 1997.


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

             /s/ DENNIS HENDRIX                  Director
---------------------------------------------
               Dennis Hendrix

                                                 Director
---------------------------------------------
              Warren B. Rudman

                                                 Director
---------------------------------------------
                Vincent Tese

                                 EXHIBIT INDEX


EXHIBIT
   #                                          EXHIBIT                                      PAGE
-------   -------------------------------------------------------------------------------  ----
  2.1     Stock Purchase Agreement dated September 17, 1996 among the Company, Allied NA,
          3294862 Canada Inc., Laidlaw Inc., Laidlaw Transportation, Inc., Laidlaw Waste
          Systems, Inc., Laidlaw Waste Systems (Canada) Ltd. and Laidlaw Medical Services
          Ltd. Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 2,
          1996, is incorporated herein by reference.
  2.2     Purchase Agreement relating to the 1996 Notes dated November 25, 1996. Exhibit
          2.1 to the Company's Current Report on Form 8-K dated December 19, 1996, is incorporated herein by reference.
  2.3     Share Purchase Agreement dated January 15, 1997 among the Company, Allied Waste
          Holdings (Canada) Ltd., Laidlaw Waste Systems, Inc., USA Waste Services, Inc.
          and Canadian Waste Services, Inc. Exhibit 10.0 to the Company's Current Report
          on Form 8-K dated January 30, 1997, is incorporated herein by reference.
  3.1     Restated Certificate of Incorporation of the Company.
  3.2     Certificate of Designation, Preferences, Rights and Limitations of 7%
          Cumulative Convertible Preferred Stock, par value $.10 per share dated April
          27, 1994. Exhibit 3.2 to Post-Effective Amendment Number 1 to the Company's
          Registration Statement on Form S-1 (No. 33-75070) is incorporated herein by reference.
  3.3     Amended and Restated Bylaws of the Company. Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q dated November 5, 1996, is incorporated herein by reference.
  4.1     Specimen certificate for shares of Common Stock par value $.01 per share.
          Exhibit 4.2 of the Company's Registration Statement on Form S-1 (No. 33-48507)
          is incorporated herein by reference.
  4.2     Indenture relating to the 1994 Notes dated January 15, 1994 between the Company and First Trust National Association, as trustee ("First Trust"). Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 33-73110) is
          incorporated herein by reference.
  4.3     Specimen certificate representing the 1994 Notes. Exhibit 4.2 of the Company's
          Registration Statement on Form S-1 (No. 33-48507) is incorporated herein by reference.
  4.4     Second Supplemental Indenture relating to the 1994 Notes dated June 30, 1994 between the Company and First Trust. Exhibit 1.1 to the Company's Current
          Report on Form 8-K dated December 29, 1994, is incorporated herein by reference.
  4.5     Third Supplemental Indenture relating to the 1994 Notes dated January 31, 1995 between the Company and First Trust. Exhibit 10.3 to the Company's Quarterly
          Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.
  4.6     Fourth Supplemental Indenture relating to the 1994 Notes dated January 23,
          1996, between the Company and First Trust. Exhibit 1.1 to the Company's Current
          Report on Form 8-K dated January 22, 1996, is incorporated herein by reference.
  4.7     Fifth Supplemental Indenture relating to the 1994 Notes dated July 30, 1996 between the Company and First Trust. Exhibit 10.2 to the Company's Quarterly
          Report on Form 10-Q dated August 14, 1996, is incorporated herein by reference.
  4.8     Indenture relating to the 1996 Notes dated February 28, 1997 between the
          Company and First Trust. Exhibit 4.1 to the Company's Registration Statement on
          Form S-4 (No. 333-22575) is incorporated herein by reference.
  4.9     1991 Incentive Stock Plan of the Company. Exhibit 10.T to the Company's Form 10
          dated May 14, 1991, is incorporated herein by reference.
  4.10    1991 Non-Employee Director Stock Plan of the Company. Exhibit 10.U to the
          Company's Form 10 dated May 14, 1991, is incorporated herein by reference.
  4.11    1993 Incentive Stock Plan of the Company. Exhibit 10.3 to the Company's
          Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.

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