Form 10-Q
period 1997-09-30
ALLIED WASTE INDUSTRIES INC
filed 1997-11-14
CIK 848865

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED:      SEPTEMBER 30, 1997

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


                                  YES X NO ___

       INDICATE THE NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S CLASS OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           CLASS                         OUTSTANDING AS OF SEPTEMBER 30, 1997
           -----                         ------------------------------------
      COMMON STOCK...................                 101,044,723

================================================================================

                          ALLIED WASTE INDUSTRIES, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX


                                                                                          PAGE
                                                                                          ----
PART I  FINANCIAL INFORMATION
          Item 1 -- Financial Statements
                    Condensed Consolidated Balance Sheets.............................      3
                    Condensed Consolidated Statements of Operations...................      4
                    Condensed Consolidated Statements of Cash Flows...................      5
                    Notes to Condensed Consolidated Financial Statements..............      6
          Item 2 -- Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.............................................     14
          Item 3 -- Quantitative and Qualitative Disclosures About Market Risk........     29


PART II OTHER INFORMATION
          Item 1 -- Legal Proceedings.................................................     30
          Item 2 -- Changes in Securities.............................................     30
          Item 3 -- Defaults Upon Senior Securities...................................     30
          Item 4 -- Submission of Matters to a Vote of Security Holders...............     30
          Item 5 -- Other Information.................................................     30
          Item 6 -- Exhibits and Reports on Form 8-K..................................     30
          Signature ..................................................................     31

                          ALLIED WASTE INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          DECEMBER 31,    SEPTEMBER 30,
                                                              1996            1997
                                                          ------------    -------------
                                                                           (UNAUDITED)
ASSETS
Current Assets --
   Cash and cash equivalents .........................    $    50,860      $    79,742
   Accounts receivable, net of allowance of
     $6,353 and $7,211, respectively .................         91,348          139,296
   Prepaid and other current assets ..................         10,165           24,697
   Inventories .......................................          6,942            7,278
   Assets held for sale ..............................        524,716             --
   Deferred income taxes .............................          5,809           12,860
                                                          -----------      -----------
     Total current assets ............................        689,840          263,873
Property and equipment, net ..........................        734,829          940,070
Goodwill, net ........................................        859,081          860,598
Other assets .........................................         47,104           65,314
                                                          -----------      -----------
     Total assets ....................................    $ 2,330,854      $ 2,129,855
                                                          ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
   Current portion of long-term debt .................    $   534,682      $    40,877
   Accounts payable ..................................         57,203           45,381
   Accrued interest ..................................          4,910           19,670
   Other accrued liabilities .........................         60,897           88,238
   Unearned income ...................................         13,088           30,738
                                                          -----------      -----------
     Total current liabilities .......................        670,780          224,904
Long-term debt, less current portion .................      1,154,538        1,125,992
Convertible subordinated debt, net of discount,
   less current portion ..............................          1,706            1,383
Deferred income taxes ................................         53,095           28,201
Accrued closure, post-closure and
   environmental costs ...............................        152,604          159,878
Deferred royalties and other long-term obligations ...         22,097           39,838
Commitments and contingencies
Stockholders' Equity --
   Preferred stock, aggregate liquidation preference
   of $9,907 at December 31, 1996 ....................              1             --
   Common stock ......................................            774            1,010
   Additional paid-in capital ........................        351,602          644,321
   Retained deficit ..................................        (76,343)         (95,672)
                                                          -----------      -----------
     Total stockholders' equity ......................        276,034          549,659
                                                          -----------      -----------
   Total liabilities and stockholders' equity ........    $ 2,330,854      $ 2,129,855
                                                          ===========      ===========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.

                          ALLIED WASTE INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS AND NUMBER OF SHARES; UNAUDITED)


                                                    NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                             ------------------------------      ------------------------------
                                                 1996              1997              1996              1997
                                             ------------      ------------      ------------      ------------
Revenues ................................    $    205,116      $    633,303      $     71,898      $    224,295
Cost of operations ......................         117,215           344,468            40,564           116,624
Selling, general
  and administrative expenses ...........          30,687            73,067             9,840            24,694
Depreciation and amortization ...........          24,305            82,237             8,045            29,460
Acquisition related costs ...............           6,041             2,618               279             2,618
                                             ------------      ------------      ------------      ------------
  Operating income ......................          26,868           130,913            13,170            50,899
Interest income .........................            (313)           (1,333)             (131)             (229)
Interest expense ........................           7,434            73,838             2,318            26,816
                                             ------------      ------------      ------------      ------------
  Income before income taxes ............          19,747            58,408            10,983            24,312
Income tax expense ......................           9,388            24,532             5,401             9,885
                                             ------------      ------------      ------------      ------------
  Income before extraordinary loss ......          10,359            33,876             5,582            14,427
Extraordinary loss due to early
  extinguishment of debt, net of
  income tax benefit of $7,347, $35,467,
  $7,347 and $525, respectively .........          11,024            53,205            11,024               793
                                             ------------      ------------      ------------      ------------
Net income (loss) .......................            (665)          (19,329)           (5,442)           13,634
Dividends on preferred stock ............            (861)             (381)             (287)              (44)
                                             ------------      ------------      ------------      ------------
Net income (loss) to common
   shareholders .........................    $     (1,526)     $    (19,710)     $     (5,729)     $     13,590
                                             ============      ============      ============      ============
Net income (loss) per share:
  Income before extraordinary loss ......    $       0.15      $       0.37      $       0.08      $       0.17
  Extraordinary loss ....................           (0.18)            (0.59)            (0.17)            (0.01)
                                             ------------      ------------      ------------      ------------
  Net income (loss) .....................    $      (0.03)     $      (0.22)     $      (0.09)     $       0.16
                                             ============      ============      ============      ============
  Weighted average common and
    common equivalent shares
    outstanding .........................      62,636,827        89,965,384        64,711,463        86,084,779
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

                          ALLIED WASTE INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS; UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                      ---------------------------
                                                                         1996            1997
                                                                      ----------     ------------
Operating Activities --
   Net loss ......................................................    $    (665)     $   (19,329)
   Adjustments to reconcile net loss to cash
     provided by operating activities --
   Charge for deferred debt issuance costs .......................       18,809           21,548
   Provisions for:
     Depreciation and amortization ...............................       24,305           82,237
     Closure and post-closure costs ..............................        1,035            6,650
     Doubtful accounts ...........................................        1,701            2,893
     Accretion of debentures .....................................         --             15,984
     Deferred income taxes .......................................        2,940          (30,885)
     (Gain) loss on sale of fixed assets .........................        1,943             (927)
   Change in operating assets and liabilities,
   excluding the effects of purchase acquisitions --
     Accounts receivable, prepaid expenses, inventories
     and other ...................................................      (19,128)         (61,270)
     Accounts payable, accrued liabilities, unearned income,
     closure and post-closure costs and other ....................      (19,707)          29,988
                                                                      ---------      -----------
Cash provided by operating activities ............................       11,233           46,889
                                                                      ---------      -----------

Investing Activities --
   Cash expenditures for acquisitions, net of cash acquired ......       (4,057)        (129,470)
   Capital expenditures, other than for acquisitions .............      (23,153)         (81,493)
   Capitalized interest ..........................................      (10,013)         (24,868)
   Proceeds from sale of subsidiaries and fixed assets ...........          588          535,145
   Change in deferred acquisition costs and notes receivable .....       (7,782)          (9,959)
                                                                      ---------      -----------
Cash provided by (used for) investing activities .................      (44,417)         289,355
                                                                      ---------      -----------

Financing activities --
   Net proceeds from sale of common stock,
     stock options and warrants ..................................       47,999          329,677
   Proceeds from long-term debt, net of issuance costs ...........      223,627          877,325
   Repayments of long-term debt ..................................     (232,998)      (1,467,649)
   Repurchase of warrant .........................................         --            (49,000)
   Other long-term obligations ...................................         (319)           2,740
   Dividends paid ................................................         (898)            (525)
   Equity transactions of pooled companies .......................         (821)              70
                                                                      ---------      -----------
Cash provided by (used for) financing activities .................       36,590         (307,362)
                                                                      ---------      -----------
Increase in cash and cash equivalents ............................        3,406           28,882
Cash and cash equivalents, beginning of period ...................        5,193           50,860
                                                                      ---------      -----------
Cash and cash equivalents, end of period .........................    $   8,599      $    79,742
                                                                      =========      ===========


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

         The condensed consolidated financial statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 1996, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading when read in conjunction with the Company's Annual Report on Form 10-K. The condensed consolidated financial statements as of September 30, 1997 and for the nine months ended September 30, 1996 and 1997 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for such periods. The condensed consolidated financial statements and accompanying notes have also been restated to reflect acquisitions accounted for as poolings-of-interests (See Note 2).

         Operating results for interim periods are not necessarily indicative of the results for full years. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Allied for the year ended December 31, 1996 and the related notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 27, 1997 and amended on April 30, 1997, August 18, 1997 and August 21, 1997.

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

FINANCIAL INSTRUMENTS

         In June 1997, the Company repaid its senior credit facility and entered into an Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement provides a six and one-half year senior secured $500 million term loan facility (the "Term Loan Facility") and a six and one-half year senior secured $400 million revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Senior Credit Facility"). Principal payments on the Term Loan Facility are payable quarterly, beginning in September 1997 and increase from $10 million to $100 million per annum through maturity in December 2003. Principal under the Revolving Credit Facility is due upon maturity.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS --(CONTINUED)



         The Senior Credit Facility bears interest, at the Company's option, at either (a) a Base Rate, or (b) a Eurodollar Rate, both terms as defined in the Credit Agreement, plus, in either case, an applicable margin. The applicable margin will be adjusted from time to time pursuant to a pricing grid based upon the Company's Total Debt to EBITDA ratio, as defined in the Credit Agreement, and varies between zero percent and 0.75% for Base Rate loans (reduced from 0.25% to 1.50% under the prior senior credit facility), and 0.75% and 1.75% for Eurodollar loans (reduced from 1.25% to 2.50% under the prior senior credit facility). In addition, if at any time the Company's Senior Debt Ratio is greater than 2.5 to 1.0, the applicable margin for all loans will be increased by 0.25%.

         On September 30, 1997, the Company repaid $203 million on the Term Loan Facility and $71 million outstanding on the Revolving Credit Facility. In connection with this repayment, the Company amended the Credit Agreement (the "Amendment") in October 1997. The Amendment expanded the Senior Credit Facility to $1.1 billion from $900 million by increasing the Revolving Credit Facility from $400 million to $600 million and by adding a $200 million delayed draw term facility (the "Delayed Draw Term Facility"), after giving effect to the repayment of $203 million on the Term Loan Facility on September 30, 1997. The Revolving Credit Facility includes a $250 million sublimit for the issuance of letters of credit (increased from $175 million at September 30, 1997). Interest rates were not changed in connection with the Amendment.

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

         The Company has entered into interest rate protection agreements (the "Agreements"), with reputable national commercial banks and investment banking institutions to reduce its exposure to fluctuations in variable interest rates. A summary of the Agreements outstanding as of September 30, 1997 is as follows:

Notional Amount                Fixed Rate                     Period
---------------                ----------          -------------------------------
 (in millions)
   $   50                         5.76%            October 1996   - October 1997
       50                         5.81             October 1996   - October 1997
      130                         6.27             April 1997     - May 1998
       50                         6.08             September 1997 - September 2000
       50                         6.06             September 1997 - March 2000

         The Agreements effectively change the Company's interest rate paid on its floating rate long-term debt to a weighted average fixed rate of approximately 6.06% plus applicable margins imposed by the terms of the Credit Agreement at September 30, 1997.

                          ALLIED WASTE INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



         The Company has also entered into additional interest rate protection agreements with effective dates beginning in the future (the "Forward Agreements"). These Forward Agreements provide continuing protection to fluctuations in variable interest rates as existing Agreements expire and as additional debt is drawn under the Delayed Draw Term Facility of the Senior Credit Facility. A summary of these Forward Agreements is as follows:

Notional Amount           Fixed Rate                        Period
---------------           ----------              -----------------------------
   (in millions)
    $  50                    5.97%                October 1997  - April 1999
       50                    6.02                 October 1997  - October 1999
       50                    5.90                 November 1997 - November 1999
       50                    5.91                 November 1997 - November 1999
      130                    6.06                 May 1998      - May 2001

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

EXTRAORDINARY LOSS, NET

         On May 15, 1997, the Company repurchased (the "Repurchase") from Laidlaw Inc. ("Laidlaw") and Laidlaw Transportation, Inc. (collectively, the "Laidlaw Group") for $230 million in cash, the $150 million 7% Junior Subordinated Debenture ($81.6 million book value), the $168.3 million Zero Coupon Debenture ($34.9 million book value, collectively the "Allied Debentures") and the warrant to purchase 20.4 million shares of common stock ($49.0 million book value, the "Warrant"), issued as partial consideration for the purchase of Laidlaw's solid waste business in 1996 (the "Laidlaw Acquisition"). An extraordinary charge of approximately $65.7 million ($39.4 million net of income tax benefit) related to the Repurchase was recorded in the second quarter of 1997. In addition, on June 5, 1997, the Company replaced its 1996 Bank Agreement (as defined herein) with the Credit Agreement and recognized an extraordinary charge of approximately $21.6 million ($13.0 million net of income tax benefit) related to prepayment penalties and the write-off of previous deferred debt issuance costs in the second quarter of 1997.

         On September 30, 1997, the Company sold 18.6 million shares of common stock with net proceeds of approximately $327.4 million (the "Equity Offering"). The Company used $203 million of the net proceeds to retire a portion of the Term Loan Facility of the Credit Agreement, $71 million to repay the entire amount outstanding on the Revolving Credit Facility and intends to use the remaining proceeds for acquisitions and general corporate purposes. As a result of the early repayment of debt outstanding under the Term Loan Facility, the Company recognized an extraordinary charge of approximately $1.3 million ($0.8 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs in the third quarter of 1997.

                          ALLIED WASTE INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



STATEMENTS OF CASH FLOWS

         The supplemental cash flow disclosures and non-cash transactions for the nine months ended September 30, 1996 and 1997 are as follows (in thousands):

                                                                Nine Months Ended
                                                                  September 30,
                                                               -------------------
                                                                 1996        1997
                                                               -------     -------
                                                                    (unaudited)
Supplemental Disclosures
  Interest paid ..............................................   $20,808     $74,146
  Income taxes paid ..........................................     6,030      11,200
Non Cash Transactions
  Common stock issued in acquisitions or
     contributed to 401(k) plan ..............................   $ 5,716     $14,939
  Capital leases .............................................    11,671      14,973
  Debt and liabilities incurred or assumed in acquisitions ...     5,039      62,815
  Debt converted to common stock .............................     5,485       1,290
  Non-cash purchase and sale of operating businesses .........       --       61,300


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

         On March 16, 1997, pursuant to a share purchase agreement with USA Waste Services, Inc. ("USA Waste"), the Company sold to USA Waste (the "Canadian Sale") for approximately $518 million substantially all of the Canadian solid waste management operations of the Company acquired from Laidlaw. The Company used the proceeds from the Canadian Sale to pay down approximately $517 million in debt under the Senior Credit Facility.

         In April 1997, the Company completed the sale of certain non-core medical waste assets, acquired from Laidlaw, for approximately $6.7 million. In addition, the Company sold five collection operations, one recycling facility and one landfill, each acquired from Laidlaw, to USA Waste and Browning-Ferris Industries ("BFI") during 1997 for approximately $68.4 million. No gain or loss was recorded in connection with these sales.

                          ALLIED WASTE INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         The following table summarizes acquisitions for the nine months ended September 30, 1996 and 1997. In May 1997, the Company acquired a collection company in a transaction accounted for as a pooling-of-interests. As the effect of this business combination was not significant, prior period financial statements were not restated to include historical operating results of the acquired company. Prior period financial statements have been restated to include historical operating results of the four companies acquired in the third quarter of 1997 that were accounted for as poolings-of-interests.

                                                                                   Nine Months
                                                                               Ended September 30,
                                                                         -------------------------------
                                                                              1996               1997
                                                                         --------------      -----------
                                                                                      (unaudited)
Number of businesses acquired and accounted for as:
  Poolings-of-interests.........................................                   5                   5
  Purchases.....................................................                  12                  18
Total consideration (in millions)...............................         $     101.9         $     303.6
Shares of common stock issued...................................           8,817,694(1)        5,985,143(2)

----------
     (1)   Includes 774,804 shares of contingently issuable common stock.
     (2)   Includes 279,560 shares of contingently issuable common stock.

         The following table presents revenues and net income restated from amounts originally reported for the cumulative effect of acquisitions accounted for as poolings-of-interests, (in thousands):

                                                        Before                       After
                                                       Pooling       Effect of      Pooling
                                                       Effects        Poolings      Effects
                                                      ---------      ---------     ---------
Three months ended September 30, 1997 (unaudited)
   Revenues                                           $ 218,175      $  6,120      $ 224,295
   Net income                                            13,693           (59)        13,634
Nine months ended September 30, 1997 (unaudited)
   Revenues                                             613,361        19,942        633,303
   Net loss                                             (19,586)          257        (19,329)
Three months ended September 30, 1996 (unaudited)
   Revenues                                              64,938         6,960         71,898
   Net loss                                              (5,465)           23         (5,442)
Nine months ended September 30, 1996 (unaudited)
   Revenues                                             183,896        21,220        205,116
   Net loss                                              (1,228)          563           (665)
Year ended December 31, 1996
   Revenues                                             246,679        27,733        274,412
   Net loss                                             (79,427)         (391)       (79,818)
Year ended December 31, 1995
   Revenues                                             217,544        27,196        244,740
   Net income                                            12,381           392         12,773
Year ended December 31, 1994
  Revenues                                              158,354        27,250        185,604
  Net loss                                               (6,035)        1,483         (4,552)

                          ALLIED WASTE INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



UNAUDITED PRO FORMA INCOME STATEMENT DATA

         The following unaudited pro forma consolidated data for the year ended December 31, 1996 and the nine months ended September 30, 1997 presents the results of operations of Allied as if the companies acquired using the purchase method of accounting for business combinations in 1996 and through September 30, 1997 (giving effect to the Canadian Sale), had all occurred as of January 1, 1996 (in thousands, except per share data). This data does not purport to be indicative of the results of operations of Allied that might have occurred nor which might occur in the future.

                                                                          December 31,         September 30,
                                                                              1996                 1997
                                                                          -----------          ------------
                                                                                      (unaudited)
         Revenues.............................................            $   906,410           $   677,787
         Operating income.....................................                 13,406               136,620
         Net loss.............................................                (95,539)              (16,255)
         Net loss to common shareholders......................                (96,612)              (16,636)
         Net loss per common share............................                  (1.24)                (0.20)


3.  PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1996 and September 30, 1997 was as follows (in thousands):

                                                                              1996                  1997
                                                                         -------------         -------------
                                                                                                (unaudited)
         Land and improvements................................           $      40,157         $      62,954
         Land held for permitting as landfills(1).............                  66,070               102,698
         Landfills............................................                 320,763               452,254
         Buildings and improvements...........................                  60,954                79,185
         Vehicles and equipment...............................                 174,421               184,367
         Containers and compactors............................                 159,032               173,913
         Furniture and office equipment.......................                  17,967                17,340
                                                                         -------------         -------------
                                                                               839,364             1,072,711
          Accumulated depreciation and amortization...........                (104,535)             (132,641)
                                                                         -------------         -------------
                                                                         $     734,829         $     940,070
                                                                         =============         =============

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

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                     --------------------------
                                                                                        1996            1997
                                                                                     ----------     -----------
         Common shares outstanding.....................................              61,625,419     101,044,723
         Effect of using weighted average common shares
           outstanding during the period...............................              (2,122,720)    (20,623,718)
         Effect of stock options and warrants
           assumed exercisable.........................................               2,196,588       9,091,649
         Effect of convertible debt assumed converted..................                    --           222,369
         Effect of shares assumed issued pursuant
           to earn-out.................................................                 937,540         230,361
                                                                                     ----------     -----------
                                                                                     62,636,827      89,965,384

         Conversion has not been assumed for 7% preferred stock in 1996 and 1997 nor for Series D preferred stock, 9% preferred stock and convertible debt in 1996, as the effects would not be dilutive.


5.  SUMMARIZED FINANCIAL INFORMATION OF ALLIED WASTE NORTH AMERICA, INC.

         As discussed in Note 5 of the Company's 10-K, the $525 million of 10.25% Senior Subordinated Notes due 2006 (the "1996 Notes") issued by Allied Waste North America, Inc. ("Allied NA"; a wholly owned, consolidated subsidiary of the Company) are guaranteed by Allied and substantially all subsidiaries of the Company. The separate complete financial statements of Allied NA have not been included herein as management has determined that such disclosure is not material. However, summarized financial information for Allied NA and subsidiaries as of December 31, 1996 and September 30, 1997 is as follows (in thousands):

                SUMMARIZED CONSOLIDATED BALANCE SHEET INFORMATION

                                                                        December 31, 1996     September 30, 1997
                                                                        -----------------     ------------------
                                                                                                   (unaudited)
         Current assets...........................................       $    689,840            $   263,873
         Property and equipment, net..............................            734,829                940,070
         Goodwill.................................................            859,081                860,598
         Other non-current assets.................................             47,104                 65,314
         Current liabilities......................................            670,780                215,155
         Long-term debt, net of current portion...................          1,045,497                887,375
         Due to parent............................................            354,388                705,272
         Due to Allied Canada Finance, Ltd........................            110,747                152,825
         Other long-term obligations..............................            227,796                222,606
         Retained deficit.........................................            (78,354)               (53,378)

                          ALLIED WASTE INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         On November 25, 1996, substantially all of the operating assets and liabilities of Allied were contributed from Allied to Allied NA. The results of operations for Allied NA from inception to December 31, 1996 were not material except for the acquisition related costs and unusual items (see Note 1).

                 SUMMARIZED STATEMENT OF OPERATIONS INFORMATION

                                                                                            Nine Months Ended
                                                                                            September 30, 1997
                                                                                            ------------------
                                                                                               (unaudited)
                  Total revenue.....................................................           $   633,303
                  Total operating costs and expenses................................               502,390
                  Operating income..................................................               130,913
                  Net income before extraordinary loss..............................                38,807
                  Extraordinary loss, net...........................................                13,831
                  Net income........................................................                24,976


6.  SUBSEQUENT EVENTS

         Subsequent to September 30, 1997, approximately $975,000 of convertible debt was converted into 162,500 shares of Common Stock in accordance with the original terms of the debt.

         Subsequent to September 30, 1997, the Company entered into a conditional agreement to acquire solid waste collection, transfer and disposal operations located in its existing Detroit and Western Michigan markets for net cash consideration of approximately $131 million. The Company has also entered into a conditional agreement to sell solid waste collection, transfer and disposal operations located in 6 non-integrated markets for net cash proceeds of approximately $134 million. The counterparty in the agreements is USA Waste. The agreements with USA Waste to acquire and sell certain solid waste operations (the "UW Transactions") are subject to, among other conditions, the completion of due diligence, approval by the companies' boards of directors and customary regulatory review. The UW Transactions are scheduled to be completed by the end of 1997 when all conditions are expected to be satisfied.

         Subsequent to September 30, 1997, the Company completed the acquisition of 4 privately-held solid waste companies representing approximately $12.1 million in aggregate annual revenue. Total consideration of approximately $18.2 million, comprised of cash, notes and Common Stock, was paid in the separate transactions.

         In addition, in November 1997, the Company assumed ownership and operation of the active solid waste disposal system for San Diego County, California. Allied acquired operations of four landfills, one transfer station and one material recovery facility for approximately $163 million in cash paid directly to San Diego County. In addition, San Diego County will also receive $16 million as a refund of its environmental closure fund.

         In October 1997, the Company amended the Credit Agreement. The Amendment expands the Senior Credit Facility to $1.1 billion from $900 million by increasing the Revolving Credit Facility from $400 million to $600 million and adding a $200 million Delayed Draw Term Facility, after giving effect to the repayment of $203 million of the Term Loan Facility on September 30, 1997. The Revolving Credit Facility includes a $250 million sublimit for the issuance of letters-of-credit (increased from $175 million at September 30, 1997).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, included elsewhere herein.

INTRODUCTION

         The Company has experienced significant growth, a substantial portion of which has resulted from the acquisition of solid waste businesses. From January 1, 1992 through September 30, 1997, the Company has completed 117 acquisitions including the Laidlaw Acquisition (as described below). In 1996, the Company acquired 22 businesses including the Laidlaw Acquisition and subsequent to 1996 it has acquired 22 businesses, excluding the assets acquired in the USA Waste transactions (see below). See Note 2 to the Company's Consolidated Financial Statements. The Company's Consolidated Financial Statements have been restated to reflect the acquisition of companies accounted for using the pooling-of-interests method for business combinations. The majority of the acquisitions were accounted for under the purchase method for business combinations and, accordingly, the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable.

         On December 30, 1996, the Company completed the acquisition (the "Laidlaw Acquisition") of substantially all of the non-hazardous solid waste management business conducted by Laidlaw Inc. ("Laidlaw") in the United States and Canada, for total consideration of approximately $1.5 billion comprised of $1.2 billion cash, 14.6 million shares of Common Stock, a warrant (the "Warrant") to acquire 20.4 million shares of the Company's Common Stock, par value $0.01 per share (the "Common Stock"), and two junior subordinated debentures with an aggregate face amount of $318.3 million comprised of a $150 million 7% Junior Subordinated Debenture and a $168.3 million Zero Coupon Debenture (collectively, the "Allied Debentures"). The cash consideration was financed from the proceeds of the 1996 Bank Agreement (as defined herein) and the issuance of $525 million of 10.25% Senior Subordinated Notes due 2006 in a Rule 144A private offering (the "1996 Notes").

         On March 16, 1997, pursuant to a share purchase agreement with USA Waste Services, Inc. ("USA Waste"), the Company sold to USA Waste all of the Canadian solid waste management operations acquired from Laidlaw for approximately $518 million (the "Canadian Sale"). The Company used the proceeds from the Canadian Sale to pay down approximately $517 million in debt under the 1996 Bank Agreement.

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

         On June 12, 1997, the Company completed a series of transactions with USA Waste (the "USA Waste Transactions") pursuant to which the Company acquired eight landfills (two of which were transferred to the Company in July 1997 after completion of certain regulatory matters), eight collection operations, five transfer stations and one recycling facility with an annual aggregate revenue of $58.0 million for consideration of $87.5 million. Also pursuant to the USA Waste Transactions, the Company sold to USA Waste one landfill, two collection operations and one recycling facility with an aggregate of approximately $33.6 million in annual revenue for which it received consideration of approximately $61.3 million.

         In November 1997, the Company assumed ownership and operation of the active solid waste disposal system for San Diego County, California. Allied acquired operations of four landfills, one transfer station, and one material recovery facility for approximately $163 million in cash paid directly to San Diego County. In addition, San Diego County will also receive $16 million as a refund of its environmental closure fund.


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

                                                           Year Ended December 31,               Nine Months
                                                      -------------------------------                Ended
                                                       1994        1995         1996          September 30, 1997
                                                      ------      ------        -----         ------------------
         Collection(1)......................            73.8%       68.0%        64.8%                58.4%
         Transfer ..........................             7.2         8.5          7.6                  7.4
         Landfill(1)........................            12.4        16.2         19.9                 24.2
         Other..............................             6.6         7.3          7.7                 10.0
                                                      ------      ------        -----                -----
                           Total Revenues              100.0%      100.0%       100.0%               100.0%
                                                      ======      ======        =====                =====

                                                            Year Ended December 31,                Nine Months
                                                      --------------------------------                Ended
                                                       1994         1995         1996          September 30, 1997
                                                      ------       ------        -----         ------------------
         Great Lakes........................            27.2%        29.6%        28.1%                 21.6%
         Midwest  ..........................            14.3         16.8         16.8                  15.9
         Northeast..........................            14.7         11.1          9.8                  22.7
         Southeast..........................            25.8         24.9         27.8                  12.6
         Southwest..........................             4.7          4.3          2.3                  16.3
         West...............................            13.3         13.3         15.2                  10.9
                                                      ------       ------        -----                 -----
                           Total Revenues              100.0%       100.0%       100.0%                100.0%
                                                      ======       ======        =====                 =====

---------
(1) The portion of collection and third-party transfer revenues attributable to disposal charges for waste collected by the Company and disposed at the Company's landfills have been excluded from collection and transfer revenues and included in landfill revenues.

         The Company's strategy is to develop vertically integrated operations to ensure internalization of waste it collects and thus realize higher margins from its operations. By disposing of waste at Company-owned and/or operated landfills, the Company retains the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 60% of Company-collected waste is disposed of at Company-owned and/or operated landfills as measured using volume in the first nine months of 1997. In addition, transfer stations are an integral part of the disposal process. The Company locates its transfer stations in areas where its landfills are outside of the population centers in which it collects waste. Such waste is transferred to long-haul trailers and economically transported to its landfills.

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

         Currently, the net present value of the closure and post-closure commitment is calculated assuming inflation of 2.5% and a risk-free capital rate of 7.0%. Discounted amounts previously recorded are accreted to reflect the effects of the passage of time. The Company's current estimate of total future payments for closure and post-closure is $713.0 million while the present value of such estimate is $214.3 million. At December 31, 1996 and September 30, 1997, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $107.5 million and $114.9 million. The accruals reflect relatively young landfills with estimated remaining lives, based on current waste flows, that range from 1 to over 75 years, and an estimated average remaining life of greater than 30 years.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

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

                                                                                Three Months Ended September 30,
                                                                                --------------------------------
                                                                                                         1997
                                                                                                       Compared
                                                                                                        to 1996
                                                                                                       % Change
                                                                                 1996        1997     in Amounts
                                                                                -----       -----     ----------
                                                                                   (unaudited)
         Statement of Operations Data:
         Revenues.............................................                  100.0%      100.0%      212.0%
         Cost of operations...................................                   56.4        52.0       187.5
         Selling, general and administrative expenses.........                   13.7        11.0       151.0
         Depreciation and amortization........................                   11.2        13.1       266.2
         Acquisition related costs............................                    0.4         1.2       838.4
                                                                                -----       -----
         Operating income.....................................                   18.3        22.7       286.5
         Interest expense, net................................                    3.0        11.9     1,115.7
         Income tax provision.................................                    7.5         4.4        83.0
         Extraordinary loss, net..............................                   15.3         0.4       (92.8)
                                                                                -----       -----
           Net income (loss)..................................                  (7.5)%        6.0%     (350.5)
                                                                                =====       =====

    Revenues. Revenues in 1997 were $224.3 million compared to $71.9 million in 1996, an increase of 212.0%. Revenues of approximately $132.2 million in the third quarter of 1997 were generated from companies acquired subsequent to the end of the same period in the prior year, while increases in revenues attributable to existing operations ("Internal Growth") amounted to $20.2 million. If the Laidlaw Acquisition, net of the Canadian Sale, is included as of June 1996, Internal Growth would have approximated 11% with 7% attributable to net volume increases and 4% attributable to price increases.

    Cost of Operations. Cost of operations in 1997 was $116.6 million compared to $40.6 million in 1996, an increase of 187.5%. The increase in cost of operations was primarily attributable to the increase in revenues described above. As a percentage of revenues, cost of operations decreased to 52.0% in 1997 from 56.4% in 1996. Operating cost margins were favorably impacted by financial benefits and operational efficiencies associated with the Laidlaw Acquisition and the significant increase in revenues.

    Selling, General and Administrative Expenses. SG&A expenses increased to $24.7 million in 1997 compared to $9.8 million in 1996, an increase of 151.0%. As a percentage of revenues, SG&A decreased to 11.0% in 1997 compared to 13.7% in 1996. The increase in SG&A expense resulted from expenses associated with acquired companies and expenses incurred in connection with the Company's increase in personnel and other expenses related to the growth of the Company. In addition, SG&A expenses include a charge of approximately $3.4 million related to future post employment executive compensation and a credit of approximately $3.0 million related to a favorable settlement of certain litigation. The decrease in SG&A as a percentage of revenues can be attributed to the substantial increase in the revenues of the Company resulting principally from the Laidlaw Acquisition, while SG&A expenses have not increased at the same rate.

   Depreciation and amortization. Depreciation and amortization in 1997 was $29.5 million compared to $8.0 million in 1996, an increase of 266.2%. The increase in depreciation and amortization expense is due to acquisitions and capital expenditures. Fixed assets have increased from $441.4 million at September 30, 1996 to $1.1 billion at September 30, 1997 and goodwill has increased from $102.6 million at September 30, 1996 to $888.9 million at September 30, 1997. As a percentage of revenues, depreciation and amortization has increased to 13.1% in 1997 compared to 11.2% in 1996. This is primarily the result of an increase in amortization of goodwill as a percentage of revenues to 2.6% in 1997 from 1.2% in 1996 related to increased goodwill in connection with the Laidlaw Acquisition.

   Acquisition related costs. Costs of $2.6 million and $0.3 million were incurred in 1997 and 1996, respectively, for transaction and integration costs directly related to acquisitions accounted for using the pooling-of-interests method for business combinations. Transaction costs include stock registration, legal, accounting, consulting, engineering and other direct third-party costs incurred to complete the acquisitions. Integration costs include uncollectible accounts receivable write-offs, employee termination and relocation, write down of fixed assets and lease termination.

   Net interest expense. Net interest expense was $26.6 million in 1997 compared to $2.2 million in 1996, an increase of 1,115.7%. The increase in interest expense is due to the increase in debt from $254.5 million at September 30, 1996 compared to $1.2 billion at September 30, 1997. This increase in debt outstanding is primarily the result of debt incurred in connection with the Laidlaw Acquisition net of the application of the net proceeds received in connection with the Canadian Sale.

   Income taxes. Income taxes reflect a 41% effective income tax rate in 1997 as compared to a 49% rate in 1996. The Company's effective tax rate in 1997 and 1996 deviates from the federal statutory rate of 35%, due primarily to the effects of differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences. The decrease in the effective income tax rate is primarily due to the income tax accounting treatment for the acquisition of S-Corporations in 1996, when using the pooling-of-interests method of business combinations and the effects of one-time pooling costs incurred in 1996.

   Extraordinary loss, net. On September 30, 1997, the Company sold 18.6 million shares of common stock with net proceeds of $327.4 million (the "Equity Offering"). In connection with the Equity Offering, the Company retired $203 million of the Term Loan Facility of the Credit Agreement and, because of the early retirement of debt, recognized an extraordinary charge of $1.3 million ($0.8 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

         The following table sets forth the percentage relationship that the various items bear to revenues and the percentage change in dollar amounts for the periods indicated.

                                                    Nine Months Ended September 30,
                                                   --------------------------------
                                                                            1997
                                                                          Compared
                                                                           to 1996
                                                                          % Change
                                                    1996       1997      in Amounts
                                                   -----      ------     ----------
                                                      (unaudited)
Statement of Operations Data:
Revenues .......................................   100.0%      100.0%       208.8%
Cost of operations .............................    57.1        54.4        193.9
Selling, general and administrative expenses ...    15.0        11.5        138.1
Depreciation and amortization ..................    11.8        13.0        238.4
Acquisition related costs ......................     2.9         0.4        (56.7)
                                                   -----      ------
Operating income ...............................    13.2        20.7        387.2
Interest expense, net ..........................     3.5        11.4        918.2
Income tax provision ...........................     4.6         3.9        161.3
Extraordinary loss, net ........................     5.4         8.4        382.6
                                                   -----      ------
    Net loss ...................................    (0.3)%      (3.0)     2,806.6
                                                   =====      ======

    Revenues. Revenues in 1997 were $633.3 million compared to $205.1 million in 1996, an increase of 208.8%. Revenues of approximately $373.4 million in the first nine months of 1997 were generated from companies acquired subsequent to the end of the same period in the prior year, while increases in revenues attributable to Internal Growth amounted to $54.8 million. If the Laidlaw Acquisition, net of the Canadian Sale, is included as of December 1995, Internal Growth would have approximated 10% with 6% attributable to net volume increases and 4% attributable to price increases.

    Cost of Operations. Cost of operations in 1997 was $344.5 million compared to $117.2 million in 1996, an increase of 193.9%. The increase in cost of operations was primarily attributable to the increase in revenues described above. As a percentage of revenues, cost of operations decreased to 54.4% in 1997 compared to 57.1% in 1996. Operating cost margins were favorably impacted by financial benefits and operational efficiencies associated with the Laidlaw Acquisition and the significant increase in revenues.

    Selling, General and Administrative Expenses. SG&A expenses increased to $73.1 million in 1997 compared to $30.7 million in 1996, an increase of 138.1%. As a percentage of revenues, SG&A decreased to 11.5% in 1997 compared to 15.0% in 1996. The increase in SG&A expense resulted from expenses associated with acquired companies and expenses incurred in connection with the Company's increase in personnel and other expenses related to the growth of the Company. In addition, SG&A expenses include a charge of approximately $3.4 million related to future post employment executive compensation and a credit of approximately $3.0 million related to a favorable settlement of certain litigation. The decrease in SG&A as a percentage of revenues can be attributed to the substantial increase in the revenues of the Company resulting principally from the Laidlaw Acquisition, while SG&A expenses have not increased at the same rate.

   Depreciation and amortization. Depreciation and amortization in 1997 was $82.2 million compared to $24.3 million in 1996, an increase of 238.4%. The increase in depreciation and amortization expense is due to acquisitions and capital expenditures. Fixed assets have increased from $441.4 million at September 30, 1996 to $1.1 billion at September 30, 1997 and goodwill has increased from $102.6 million at September 30, 1996 to $888.9 million at September 30, 1997. As a percentage of revenues, depreciation and amortization increased to 13.0% in 1997 from 11.8% in 1996. This is primarily the result of an increase in amortization of goodwill as a percentage of revenues to 2.7% in 1997 from 1.5% in 1996 related to increased goodwill in connection with the Laidlaw Acquisition.

   Acquisition related costs. Costs of $2.6 million and $6.0 million were incurred in 1997 and 1996, respectively, for transaction and integration costs directly related to acquisitions accounted for using the pooling-of-interests method for business combinations. Transaction costs include stock registration, legal, accounting, consulting, engineering and other direct third-party costs incurred to complete the acquisitions. Integration costs include uncollectible accounts receivable write-offs, employee termination and relocation, write down of fixed assets and lease termination.

   Net interest expense. Net interest expense was $72.5 million in 1997 compared to $7.1 million in 1996, an increase of 918.2%. The increase in interest expense is due to the increase in debt from $254.5 million at September 30, 1996 compared to $1.2 billion at September 30, 1997. This increase in debt outstanding is primarily the result of debt incurred in connection with the Laidlaw Acquisition net of the application of the net proceeds received in connection with the Canadian Sale.

   Income taxes. Income taxes reflect a 42% effective income tax rate in 1997 as compared to a 48% rate in 1996. The Company's effective tax rate in 1997 and 1996 deviates from the federal statutory rate of 35%, due primarily to the effects of differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences. The decrease in the effective income tax rate is primarily due to the income tax accounting treatment for the acquisition of S-Corporations in 1996, when using the pooling-of-interests method of business combinations and the effects of one-time pooling costs incurred in 1996.

   Extraordinary loss, net. On May 15, 1997, the Company repurchased from the Laidlaw Group the $150 million 7% Junior Subordinated Debenture, the $168.3 million Zero Coupon Debenture and a warrant to purchase 20.4 million shares of Common Stock, used as partial consideration for the purchase of Laidlaw's solid waste business in 1996, for an aggregate purchase price of $230 million in cash. An extraordinary charge related to the Repurchase of approximately $65.7 million ($39.4 million net of income tax benefit) was charged to earnings in the second quarter of 1997. In addition, the Company replaced its $1.275 billion Bank Agreement with the $900 million Senior Credit Facility on June 5, 1997 and recognized an extraordinary charge of approximately $21.6 million ($13.0 million net of income tax benefit) in the second quarter of 1997. In connection with the Equity Offering, the Company retired $203 million of the Term Loan facility of the Credit Agreement and, because of the early retirement of debt, recognized an extraordinary charge of $1.3 million ($0.8 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has satisfied its acquisition, capital expenditure and working capital needs primarily through bank financing, public offerings and private placements of debt and equity securities. Between January 1, 1994 and September 30, 1997, the Company completed a $327.4 million public equity offering and with a portion of the proceeds, paid down $203 million on the Senior Credit Term Loan Facility and repaid $71 million outstanding under the Revolving Credit Facility. It also amended the Senior Credit Facility by increasing the Revolving Credit Facility by $200 million and by adding a $200 million Delayed Draw Term Facility. During this period, the Company completed the $900 million Senior Credit Facility which replaced the $1.275 billion Bank Agreement completed in connection with the Laidlaw Acquisition (of which $517 million was repaid with proceeds from the Canadian Sale in March 1997), a $418 million private placement of its 11.3% senior discount notes, a $525 million private placement of the 1996 Notes, a public offering of its $100 million 12% Senior Subordinated Notes due 2004 (the "1994 Notes") (substantially all of which were repurchased pursuant to a tender offer (the "Tender

Offer") in July 1996), a $50 million private placement of Common Stock, a $300 million senior revolving credit facility (all debt under which was repaid in December 1996), and a $48 million public equity offering. Due to the acquisition driven and the capital intensive nature of the Company's business strategy, the Company has used, and believes that it is reasonably possible that it will continue using amounts in excess of the cash generated from operations to fund acquisitions and capital expenditures, including landfill development. In connection with acquisitions, the Company has assumed or incurred indebtedness with relatively short-term repayment schedules, thereby increasing its current and medium-term liabilities. Additionally, operating equipment has been acquired using financing leases which have short and medium-term maturities. As a result, the Company has periodically had low levels of working capital or working capital deficits.

         During the first nine months ended September 30, 1996 and 1997, the Company's cash flows for operating, investing and financing activities were as follows (dollars in millions; unaudited):

                                                                 Nine Months Ended
                                                                   September 30,
                                                              ----------------------
                                                                1996          1997
                                                              --------    ----------
OPERATING ACTIVITIES:
Net loss                                                      $   (0.6)   $    (19.3)
Charge for deferred debt issuance costs                           18.8          21.5
Non-cash operating expenses(1)                                    29.9          76.9
(Gain) loss on sale of fixed assets                                1.9          (0.9)
Decrease in operating assets and liabilities, net                (38.8)        (31.3)
                                                              --------    ----------
Cash provided by operating activities                             11.2          46.9
                                                              --------    ----------
INVESTING ACTIVITIES:
Cash expenditures for acquisitions, net of cash acquired          (4.0)       (129.4)
Capital expenditures, other than for acquisitions                (23.2)        (81.5)
Capitalized interest                                             (10.0)        (24.9)
Proceeds from sale of subsidiaries and fixed assets                0.6         535.2
Other                                                             (7.8)        (10.0)
                                                              --------    ----------
Cash provided by (used for) investing activities                 (44.4)        289.4
                                                              --------    ----------
FINANCING ACTIVITIES:
Net proceeds from sale and redemption of preferred stock,
   common stock, stock options and warrants                       48.0         329.7
Net proceeds from long-term debt                                 223.6         877.3
Repayments of long-term debt                                    (233.0)     (1,467.6)
Repurchase of warrant                                           --             (49.0)
Other                                                             (2.0)          2.2
                                                              --------    ----------
Cash provided by (used for) financing activities                  36.6        (307.4)
                                                              --------    ----------
Increase in cash                                              $    3.4    $     28.9
                                                              ========    ==========

   --------

   (1) Consists principally of provisions for depreciation and amortization, landfill closure and post-closure costs, doubtful accounts, accretion of debentures and deferred income taxes.

         As of September 30, 1997, the Company had cash and cash equivalents of $79.7 million. The Company's capital expenditure and working capital requirements have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to pursue its business strategy. During 1996 the Company completed the Laidlaw Acquisition for total consideration of approximately $1.5 billion consisting of $1.2 billion cash, 14.6 million shares of Common Stock, the Warrant to acquire 20.4 million shares of Common Stock, and the Allied Debentures with an aggregate face amount of $318.3 million and acquired 21 additional businesses for total consideration of approximately $126.5 million of which approximately $73.9 million of such consideration was paid in Common Stock and $3.9 million was paid in seller notes. Total annualized revenues of the latter businesses are approximately $78.8 million. From January 1, 1997 through September 30, 1997, the Company has acquired solid waste operations, representing approximately $205 million in annual revenues and sold operations representing approximately $46.5 million in annual revenue. Net consideration of approximately $235 million (including $10 million for a landfill under development) comprised of cash, notes and Common Stock, was paid in these transactions. For the calendar year 1997, the Company expects to spend approximately $153 million for capital, closure and post-closure, and remediation expenditures relating to its landfill operations. As the Company continues to acquire waste operations in 1997, additional capital amounts will be required during 1997 for the acquisition of businesses and the capital expenditure requirements related to those acquired businesses.

         On September 30, 1997, the Company's debt structure consisted of $525 million of the 1996 Notes, $297 million outstanding under the Term Loan Facility, and approximately $240 million of the Senior Discount Notes. As of September 30, 1997 there is aggregate availability under the Revolving Credit Facility of approximately $287 million to be used for working capital, letters of credit, acquisitions and other general corporate purposes. In October 1997, the Company amended the Credit Agreement. The Amendment expanded the Senior Credit Facility to $1.1 billion from $900 million by increasing the Revolving Credit Facility from $400 million to $600 million and by adding a $200 million Delayed Draw Term Facility, after giving effect to the repayment of $203 million of the Term Loan Facility on September 30, 1997. The Revolving Credit Facility includes a $250 million sublimit for the issuance of letters of credit (increased from $175 million at September 30, 1997). The indentures relating to the 1996 Notes, the Senior Discount Notes and the Senior Credit Facility contain financial and operating covenants and significant restrictions on the ability of the Company to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. A substantial portion of the Company's available cash will be required to be applied to service indebtedness, including indebtedness incurred to finance the Laidlaw Acquisition. Currently, on an annualized basis, this is expected to include approximately $165 million in annual principal and interest payments.

         The Company is also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to its landfill operations and collection contracts. These financial assurance requirements are satisfied by the Company issuing performance bonds, letters of credit, insurance policies or trust deposits to secure the Company's obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At September 30, 1997, the Company had outstanding approximately $312.5 million in financial assurance instruments, represented by $258.6 million of performance bonds, $2.5 million of letters of credit, $45.1 million of insurance policies and $6.3 million of trust deposits. During calendar year 1997, the Company expects to be required to provide approximately $311.1 million in financial assurance obligations relating to its landfill operations and collection contracts. The Company expects that financial assurance obligations will increase in the future as it acquires and expands its landfill activities and that a greater percentage of the financial assurance instruments will be comprised of performance bonds and insurance policies.

         The Company has lease facilities (the "Lease Facilities") that allow it to enter into equipment leases at rates ranging from similar term treasury note rates plus 2.5% to 3.5% for terms of 36 to 84 months. In addition to equipment leases outstanding at December 31, 1996 and September 30, 1997 of $45.2 million and $55.9 million, respectively, the Company had available lease commitments of $11.9 million and $16.8 million, respectively. The Company has entered into master equipment lease facilities relating to the financing of the acquisition of trucks and containers.

         Subtitle D and other regulations that apply to the non-hazardous waste disposal industry have required and will continue to require the Company, as well as others in the industry, to alter operations and to modify or replace pre-Subtitle D landfills. Such expenditures have been and will continue to be substantial. Further regulatory changes could accelerate expenditures for closure and post-closure monitoring and obligate the Company to spend sums in addition to those presently reserved for such purposes. These factors, together with the other factors discussed above, could substantially increase the Company's operating costs and impair the Company's ability to invest in its facilities.

         The Company's ability to meet future capital expenditure and working capital requirements, to make scheduled payments of principal, to pay interest, or to refinance its indebtedness, and to fund capital amounts required for the acquisition of businesses and the expansion of existing businesses depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with available borrowing under the Senior Credit Facility, the Lease Facilities and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, letters-of-credit, capital expenditures, scheduled payments of principal of and interest on debt incurred under the Senior Credit Facility, interest on the 1996 Notes and the Senior Discount Notes, and capital amounts required for acquisitions and expansion. However, the principal payment at maturity on the 1996 Notes and the Senior Discount Notes may require refinancing. Also there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future financings will be available in an amount sufficient to enable the Company to service its indebtedness or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms if at all. Additionally, depending on the timing, amount and structure of any future acquisitions and the availability of funds under the Senior Credit Facility, the Company may need to raise additional capital to fund the acquisition and integration of additional solid waste businesses. The Company may raise such funds through additional bank financings or public or private offerings of its debt and equity securities. There can be no assurance that the Company will be able to secure such funding, if necessary, on favorable terms, if at all. If the Company is not successful in securing such funding, the Company's ability to pursue its business strategy may be impaired and results of operations for future periods may be negatively affected.

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

         On January 30, 1995, the Company obtained stockholder approval of the issuance of 11,709,602 shares of Common Stock to TPG Partners, L.P. and TPG Parallel I, L.P., for $50 million (less approximately $5.0 million of direct offering costs and other costs related to an amendment to the 1994 Notes). Such shares of Common Stock were purchased by the Apollo/Blackstone Investors (as defined herein) contemporaneously with the Repurchase.

         During 1995, the Company offered to holders of all of its Series D, 9% and $90 convertible preferred stock and its 6% Convertible Subordinated notes an inducement to exercise their conversion option to receive Allied Common Stock. The inducement consisted of the payment of dividends and interest that the holders of these securities would have received from the date of conversion through the first call or redemption date of each security. In total, 7,757,056 shares of Common Stock were issued upon conversion. Substantially all of the Series D preferred stock and 6% Convertible Subordinated notes were converted, all but 5,029 shares of the 9% preferred stock was converted and all of the $90 preferred stock was converted. Accordingly, the Company's annual dividend and interest requirements decreased by approximately $2.7 million and $0.8 million, respectively. The inducement resulted in a 1996 conversion fee charge of approximately $2.2 million paid in 285,000 shares of Common Stock. On July 24, 1997, all of the 9,496 shares of preferred stock outstanding were converted in accordance with their terms into 1,356,571 shares of Common Stock.

         On January 24, 1996, the Company completed a public offering of its Common Stock. It issued 7.6 million shares for approximately $48 million net of $5.2 million in underwriter discounts, commissions and offering costs. The net proceeds from the offering were used to repay amounts outstanding under the Company's outstanding credit agreement and for other general corporate purposes.

         In July 1996, in connection with the Tender Offer, the Company completed a new $300 million revolving credit facility which was extinguished on December 30, 1996 in connection with the financing of the Laidlaw Acquisition. The Company recognized an extraordinary charge of $4.0 million ($2.4 million net of income tax benefit), relating thereto in the fourth quarter of 1996.

         In connection with the Laidlaw Acquisition, the Company issued a warrant to Laidlaw for the purchase of 20.4 million shares of common stock of the Company at an exercise price of $8.25 per share (the "Warrant"). The Warrant was retired in connection with the Repurchase on May 15, 1997.

         In December 1996, to partially finance the Laidlaw Acquisition, the Company entered into a bank credit facility (the "1996 Bank Agreement") consisting of (i) a $475 million five and one-half year amortizing senior secured term loan facility, (ii) three amortizing senior secured term loan facilities in an aggregate original principal amount of $500 million and with ultimate maturities which ranged from six and one-half years to eight and one-half years, and (iii) a $300 million five and one-half year senior secured revolving credit facility. In connection with the closing of the Canadian Sale, an aggregate amount of approximately $517 million was applied to prepayment of the 1996 Bank Agreement.

         In December 1996, Allied NA issued the 1996 Notes. Net proceeds from the sale of the 1996 Notes, after the underwriting discount and other expenses, were approximately $509 million. The net proceeds were used to pay a portion of the cash purchase price of the Laidlaw Acquisition, repay amounts outstanding under the Company's previous $300 million credit facility with Credit Suisse First Boston as agent, fund certain acquisitions and for general corporate purposes. Allied NA had an obligation to offer fully registered securities, pursuant to an exchange offer, that are substantially identical to the 1996 Notes. Allied NA completed this exchange offer on July 23, 1997. The 1996 Notes cannot be redeemed until December 1, 2001, except under certain circumstances. Prior to December 1, 2001, the 1996 Notes are subject to redemption, at the option of Allied NA, at the greater of (i) 100% of the principal amount of (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to maturity on a semi-annual basis at a comparable treasury yield plus 75 basis points, plus in each case accrued and unpaid interest to the date of redemption. At any time prior to December 1, 1999, up to 33% of principal amount of 1996 Notes will be redeemable, at the option of Allied NA, from the proceeds of one or more public offerings of capital stock by the Company at a redemption price of 110.25% of principal amount, plus accrued interest. The 1996 Notes are guaranteed by the Company and substantially all of Allied NA's current and future subsidiaries, the guarantees of which are expressly subordinated to the guarantees of Allied NA's Senior Credit Facility. The 1996 Notes contain several covenants, the most restrictive of which limits Allied NA and its subsidiaries' ability to incur additional indebtedness without complying with an interest coverage ratio test. Other covenants contain limitations on payment of dividends, issuance of redeemable preferred stock, transactions with affiliates, granting of liens and security interests, sales of assets and the use of proceeds from sales of assets, mergers and consolidations, and changes of control. The covenants do permit Allied NA to incur certain indebtedness including the Senior Credit Facility, indebtedness issued and/or assumed in permitted acquisitions and other indebtedness which is limited to a certain percentage of Allied NA's total assets.

         On May 15, 1997, the Company, pursuant to the Laidlaw Securities Purchase Agreement with the Laidlaw Group and certain private securities investment funds affiliated with either (i) Apollo Advisors II, L.P. or (ii) the Blackstone Group (the "Apollo/Blackstone Investors"), repurchased from the Laidlaw Group the Allied Debentures and the Warrant for an aggregate purchase price of $230 million in cash. Also pursuant to the Laidlaw Securities Purchase Agreement, the Apollo/Blackstone Investors purchased all of the Common Stock held by Laidlaw. In connection with the Repurchase, Allied issued $418 million aggregate face amount of the Senior Discount Notes in a private offering on May 15, 1997. The net proceeds of $230 million realized from the sale of the Senior Discount Notes were used to pay the cash consideration in the Repurchase. The Senior Discount Notes were issued at a discount of principal amount and, unless certain provisions are triggered, there will be no periodic cash payments of interest before June 1, 2002. Thereafter, the Senior Discount Notes will accrue cash interest at the rate of 11.30% per annum, payable semi-annually on June 1 and December 1 of each year, commencing December 1, 2002. Allied has an obligation to offer exchange notes, pursuant to an exchange offer, that are substantially identical to the Senior Discount Notes. On November 10, 1997, the Securities and Exchange Commission declared Allied's registration statement on Form S-4, as amended, relating to the exchange offer effective. Allied will commence an exchange offer for the Senior Discount Notes on November 17, 1997. The Senior Discount Notes cannot be redeemed until December 1, 2001, except under certain circumstances. At any time prior to June 1, 2000, up to 33% of principal amount of Senior Discount Notes will be redeemable, at the option of Allied, from the proceeds of one or more public offerings of capital stock by Allied at a redemption price of 111.30% of their accreted value, plus accrued interest. The Senior Discount Notes contain several covenants, the most restrictive of which limits Allied and its subsidiaries' and AWNA and its subsidiaries' ability to incur additional indebtedness without complying with an interest coverage ratio test. Other covenants contain limitations on payment of dividends except for certain preferred stock, issuance of redeemable preferred stock, transactions with affiliates, granting of liens and security interests, sales of assets and the use of proceeds from sales of assets, mergers and consolidations, and changes of control. The covenants do permit Allied and AWNA to incur certain indebtedness including under the Credit Agreement, indebtedness issued and/or assumed in permitted acquisitions and other indebtedness which is limited to a certain percentage of AWNA's total assets.

         In June 1997, the Company repaid its senior credit facility and entered into an Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement provides a six and one-half year senior secured $500 million term loan facility (the "Term Loan Facility") and a six and one-half year senior secured $400 million revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Senior Credit Facility").

         On September 30, 1997, the Company repaid $203 million outstanding under the Term Loan Facility and $71 million outstanding under the Revolving Credit Facility of the Credit Agreement. In connection with this repayment, pursuant to the Amendment, the Company amended the Credit Agreement in October 1997, providing for a six and one-half year senior secured $297 million funded term loan facility (the "Funded Term Loan Facility") a six and one-half year senior secured $200 million delayed draw term loan facility to finance certain acquisitions prior to March 31, 1998 (the "Delayed Draw Term Loan Facility"), and a six and one-half year senior secured $600 million revolving credit facility due December 2003 (the "Revolving Credit Facility"). The Funded Term Loan Facility is an amortizing senior secured term loan with annual principal payments (payable quarterly) increasing from $6 million in 1997 to $60 million in each of 2000, 2001, 2002 and 2003. The Delayed Draw Term Loan Facility may be drawn in multiple advances and at varying amounts until either (i) the full $200 million has been drawn or (ii) March 31, 1998, whichever comes first. The Delayed Draw Term Loan requires annual principal payments equal to a certain percentage of the outstanding amount as of March 31 1998. Principal payments begin in March 1999 at 10% of the original balance, increasing to 20% in the years 2000-2002, and 30% in 2003. Principal under the Revolving Credit Facility is due upon maturity.

         In addition to the scheduled principal payments above, the Company is also required to make mandatory prepayments on the Senior Credit Facility equal to 100% of the net proceeds from certain asset sales, the issuance of new debt securities and extraordinary amounts, which include tax refunds, pension plan reversions and certain insurance proceeds, and 50% of the net cash proceeds from new equity issuances. Furthermore, the Company is also required to make mandatory prepayments on the Senior Credit Facility equal to 50% of the Company's annual Excess Cash Flow, as defined in the Credit Agreement, unless the Company's Senior Debt Ratio, as defined in the Credit Agreement, for the relevant fiscal year end is less than 2.0 to 1.0. Mandatory prepayments are applied first to the Term Loan Facility and the Delayed Draw Term Facility on a prorata basis against remaining scheduled principal payments, and second, to the permanent reduction of the Revolving Credit Facility. In no event, however, shall the Revolving Credit Facility be required to be reduced to an amount less than $300 million in connection with any such mandatory prepayment.

         Borrowings under the Revolving Credit Facility may be used for acquisitions, the issuance of letters of credit, working capital and other general corporate purposes. Of the $600 million available under the Revolving Credit Facility ($400 million prior to the Amendment), no more than $250 million ($175 million prior the Amendment) may be used to support the issuance of letters of credit.

         The Senior Credit Facility bears interest, at the Company's option, at either (a) a Base Rate, or (b) a Eurodollar Rate, both terms as defined in the Credit Agreement, plus, in either case, an agreed upon applicable margin. The applicable margin will be adjusted from time to time pursuant to a pricing grid based upon the Company's Total Debt to EBITDA ratio, as defined in the Credit Agreement, and varies between zero percent and 0.75% for Base Rate loans, and 0.75% and 1.75% for Eurodollar loans. In addition, if any time, the Company's Senior Debt Ratio is greater than 2.5 to 1.0, the applicable margin for all loans will be increased by 0.25%.

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

         The Company has entered into interest rate protection agreements (the "Agreements"), with reputable national commercial banks and investment banking institutions to reduce its exposure to fluctuations in variable interest rates. A summary of the Agreements outstanding as of September 30, 1997 is as follows:

  Notional Amount      Fixed Rate                       Period
  ---------------      ----------         -------------------------------------
   (in millions)
     $   50               5.76%           October 1996     -     October 1997
         50               5.81            October 1996     -     October 1997
        130               6.27            April 1997       -     May 1998
         50               6.08            September 1997   -     September 2000
         50               6.06            September 1997   -     March 2000

         The Agreements effectively change the Company's interest rate paid on its floating rate long-term debt to a weighted average fixed rate of approximately 6.06% plus applicable margins imposed by the terms of the Credit Agreement at September 30, 1997.

         The Company has also entered into additional interest rate protection agreements with effective dates beginning in the future (the "Forward Agreements"). These Forward Agreements provide continuing protection to fluctuations in variable interest rates as existing Agreements expire and as additional debt is drawn under the Delayed Draw Term Facility of the Senior Credit Facility. A summary of these Forward Agreements is as follows:


  Notional Amount       Fixed Rate                      Period
  ---------------       ----------       -------------------------------------
   (in millions)
      $  50                5.97%         October 1997      -     April 1999
         50                6.02          October 1997      -     October 1999
         50                5.90          November 1997     -     November 1999
         50                5.91          November 1997     -     November 1999
        130                6.06          May 1998          -     May 2001




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

    Availability of Acquisition Targets. The Company's ongoing acquisition program is a key element of its expansion strategy. In addition, obtaining landfill permits has become increasingly difficult, time consuming and expensive. There can be no assurance that the Company will succeed in obtaining landfill permits or locating appropriate acquisition candidates that can be acquired at price levels that the Company considers appropriate and that reflects historical prices. The Forward Looking Statements assume that a number of acquisition candidates and landfill properties sufficient to meet the Company's goals will be available for purchase and that the Company will be able to complete the acquisition at prices that the Company has experienced in the past two years.

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

    Weather Conditions. Protracted periods of inclement weather may adversely affect the Company's operations by interfering with collection and landfill operations, delaying the development of landfill capacity and/or educing the volume of waste generated by the Company's customers. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of the Company's operations. The Forward Looking Statements do not assume that such weather conditions will occur.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits


         Exhibit
          Number                     Description
          ------                     -----------


           11.1 Statement regarding the computation of per share earnings - primary.

           11.2 Statement regarding the computation of per share earnings - fully diluted.

            12              Ratio of earnings to fixed charges.

            27              Financial data schedule.

               --------------

   (b)   Reports on Form 8-K

                  August 28, 1997.      The Company's Current Report
                                        on Form 8-K reports pro forma financial
                                        statements related to the Laidlaw
                                        Acquisition and the issuance of the
                                        Senior Discount Notes.

                  November 4, 1997.     The Company's Current Report on
                                        Form 8-K reports pro forma financial
                                        statements related to the Laidlaw
                                        Acquisition, the acquisitions of Wayne
                                        County-Oakland and Wayne County - Canton and the completion of the 1997 Equity
                                        Offering.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ALLIED WASTE INDUSTRIES, INC.

                              By:     /s/ HENRY L. HIRVELA
                                     ------------------------------------------
                                          Henry L. Hirvela
                                     Vice President and Chief Financial Officer
                                           (Principal Financial Officer)



                              By:     /s/ PETER S. HATHAWAY
                                     ------------------------------------------
                                          Peter S. Hathaway
                                     Vice President, Chief Accounting Officer
                                           (Principal Accounting Officer)

Date:  November 14, 1997