Form 10-K
period 1997-12-31
ALLIED WASTE INDUSTRIES INC
filed 1998-03-31
CIK 848865

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 --------------


                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

Common Stock, $.01 par value                     Nasdaq National Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No .

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was $1,801,526,053 as of March 16, 1998.

         The number of shares of the Company's common stock, $.01 par value, outstanding at March 16, 1998 was 105,804,325.

         The registrant's proxy statement is to be filed in connection with the registrant's 1998 annual meeting of stockholders, portions of which are incorporated by reference into Part III of this report.

                                     PART I


Item l.  Business

     Allied Waste Industries, Inc., a Delaware corporation ("Allied" or the "Company"), is the fifth largest, non-hazardous solid waste management company in the United States, as measured by revenues. The Company serves approximately
1.4 million customers through operations in 18 states located primarily in the Midwest, Northeast, Southeast and Southwest United States. As of March 16, 1998, the Company provided its services through a network of 81 collection companies, 43 transfer stations, 56 landfills, and 21 recycling facilities. The Company had revenues of $291.7 million and $875.0 million for the years ended December 31, 1996 and 1997, respectively. The substantial increase in revenues in 1997 compared to the same period in 1996 is primarily attributable to the acquisition of substantially all of the non-hazardous solid waste management business conducted by Laidlaw Inc. ("Laidlaw") on December 30, 1996 (the "Laidlaw Acquisition").

Industry Trends

         Based on data available from the Environmental Protection Agency (the "EPA") and industry trade journals, the Company estimates that the total 1996 revenues of the non-hazardous solid waste industry in the United States were approximately $36 billion. The non-hazardous solid waste industry is highly fragmented. Approximately 41%, 32% and 27% of the revenue is generated by publicly traded companies, municipalities and privately held companies, respectively. The five largest publicly traded companies represent a substantial majority of the publicly traded company revenues.

         The non-hazardous solid waste industry is characterized by consolidation. The Company believes that several factors will lead to continuing acquisitions and consolidation in the industry. Rising costs, regulatory complexities and increased capital expenditures will create opportunities for large integrated public companies that have the requisite management expertise and ready access to capital. The following factors are contributing to consolidation and acquisition opportunities:

         (1) Subtitle D of the Resource Conservation and Recovery Act of 1976, as amended ("Subtitle D") and similar state regulations have significantly increased the amount of capital, technical expertise, operating costs and financial assurance obligations required to own and operate solid waste landfills. As a result, many landfill operators that lack the necessary capital or expertise are electing to sell their landfills as an alternative to closing them. Industry data show that, in recent years, the number of landfills in the United States has been decreasing. In 1988 there were approximately 7,500 landfills; by 1991, the number had dropped to 5,700; and in 1995 there were less than 2,900 landfills.

         (2) As an alternative to funding the changes required by Subtitle D, many municipalities are electing to privatize their municipal solid waste landfill operations. A survey cited in a 1996 industry trade journal, Waste Age, indicates that of the 1,600 municipalities surveyed, which together represent 80% of the United States population, 11%, 35%, 27% and 22% are considering privatization of solid waste collection services, material recovery facilities, landfill operations and transfer stations, respectively.

         (3) As a result of heightened sensitivity to environmental conditions in many communities, it is becoming increasingly desirable for solid waste management companies to provide waste recycling programs in addition to conventional collection and disposal services.

         These developments, as well as more stringent financial assurance requirements being imposed on solid waste management companies by various municipalities, have increased the amount of capital generally required for solid waste management operations, causing smaller companies that lack the requisite capital to sell their operations to better-capitalized companies.

Business Strategy

         The major components of the Company's business strategy consist of: (1) operating vertically integrated non-hazardous solid waste service businesses with a high rate of waste internalization; (2) managing these businesses locally with a strong focus on operations; (3) maintaining a high rate of growth through acquisitions and internal development in existing and selected new markets; and
(4) maintaining the financial capacity, management capabilities and administrative systems and controls to support on-going operations and future growth. The Company operates almost exclusively in the United States.

                  Vertical Integration and Internalization. The vertical integration business model is the key element of Allied's operating philosophy and growth strategy. The fundamental objective of the vertical integration business model is to control the waste stream from the point of collection through disposal and to achieve a high rate of waste internalization. Allied seeks to build, through acquisitions and other market development initiatives, market specific, vertically integrated operations typically consisting of one or more collection companies, transfer stations, processing centers and landfills. Within its markets, Allied seeks to strengthen its competitive position and improve its financial returns by acquiring additional operating assets, typically through
                  "tuck-in" collection company acquisitions. Allied believes that it can realize competitive advantages and strong future growth by continuously implementing this strategy across existing and new markets in the United States. Allied's internalization rate, as measured by collection volumes, was approximately 60% in 1997.

                  Focus on Operations. Allied's operations-oriented business strategy is characterized by decentralized operations and local management with significant experience in operating and growing solid waste businesses. Allied only recruits operating managers with extensive industry experience, usually with significant experience in their geographic markets. Allied's senior executive management, senior operating management and regional vice presidents currently average approximately 18, 22 and 23 years of industry experience, respectively. By continuing to hire and retain experienced, local market-oriented managers, Allied believes that it will be well positioned to react to changes in its market and will be able to capitalize on growth opportunities in existing and new markets.

                  Maintaining High Rate of Growth. Allied seeks to capitalize on the on-going consolidation of the approximately $36 billion solid waste industry in the United States. Allied intends to grow primarily by acquiring privately-owned solid waste companies and through internal development. Allied also intends to take selective advantage of opportunities when government entities privatize the operation of all or part of their solid waste systems. In addition, Allied seeks to achieve broad geographic and business mix diversification in its operations and market development activities. Allied's revenue mix for 1997 was approximately 59% collection, 25% disposal, 7% transfer, 3% recycling and 6% other.

                  Maintaining Capacity for Future Growth. Allied implements its business strategy by maintaining effective internal controls, experienced management and sufficient financial capacity. While Allied expects internal cash flows to fund most of its working capital and capital expenditure requirements, Allied intends to access the public and private capital markets, as appropriate, to fund its continuing growth and market development activities.

Operations

         Collection. Collection operations involve collecting and transporting non-hazardous waste from the point of generation to the transfer station or the site of disposal. Solid waste collection is generally provided under two primary types of arrangements, depending on the customer being served.

              Commercial. The Company provides containerized non-hazardous solid waste disposal services to a wide variety of commercial and industrial customers. These customers are provided with containers that are designed to be lifted mechanically and either emptied into a collection vehicle's compaction hopper or, in the case of roll-off containers, to be loaded onto the collection vehicle. The Company's commercial containers generally range in size from one to eight cubic yards and its roll-off containers generally range in size from 20 to 40 cubic yards. Contracts for commercial containers typically have terms of up to five years, may not be terminated by the customer prior to the end of the term without a penalty and have renewal options. Contracts for roll-off containers may provide for temporary (such as the removal of waste from a construction site) or ongoing services. Fees relating to those contracts are determined by general competitive and prevailing local economic conditions and include other considerations such as collection frequency, type of equipment furnished, distance traveled to the disposal site, the cost of disposal and the type and volume or weight of the waste collected.

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

         Transfer Stations. A transfer station is a facility where solid waste is received from third-party and Company owned collection vehicles and then transferred to and compacted in large, specially-constructed trailers for transportation to disposal facilities. This consolidation reduces costs by increasing the density of the waste being transported through compaction and by improving utilization of collection personnel and equipment, and is an increasingly common procedure in the solid waste management industry. Fees are generally based upon such factors as the type and volume or weight of the waste transferred and the transport distance involved. The Company believes that as increased regulations and public pressure restrict the development of landfills in urban and suburban areas, transfer stations will increasingly be used as an efficient means to transport waste over longer distances to available landfills.

         Recycling. In response to increasing awareness by the customer of environmental concerns and expanding federal and state regulations pertaining to waste recycling, the Company includes recycling as a component of its vertically integrated solid waste business strategy. Services include curbside collection of recyclable materials for residential customers, commercial and industrial collection of recyclable materials, and, to a lesser extent, material recovery/waste reduction. Recycling fees are generally service based wherein the customer pays for the cost of removing, processing and disposing of potentially recyclable materials. In most cases, mixed waste materials are received at an owned or leased materials recovery facility ("MRF") which is often integrated into or contiguous to a transfer operation. Materials such as paper, cardboard, plastic, aluminum and other metals are sorted, separated, accumulated, bound or placed in a container and readied for transportation to a third-party which will reuse the separated materials. The purchaser generally pays for the materials based on fluctuating spot-market prices. Material for which there is no market or for which the market price is insufficient to warrant processing are disposed of at a landfill or other disposal facility. The Company seeks to avoid exposure to fluctuating commodity prices by passing through substantially all of the profit or loss from the sale of recyclables to its customers.

         Landfills. Solid waste landfills are the primary method of disposal of solid waste in the United States. Currently, a landfill must be designed, permitted, operated and closed in compliance with federal, state and local regulations pursuant to Subtitle D. Operating procedures include excavation, continuous spreading and compacting of waste, and covering of waste with earth or other inert material. The cost of transferring solid waste to a disposal location places an economic restriction on the geographic scope of landfill operations in a particular market. Access to a disposal facility, such as a landfill, is a requirement for all solid waste management companies. While access can generally be obtained to disposal facilities owned or operated by unaffiliated parties, the Company believes that, in keeping with its business strategy, it is preferable to own or operate its own disposal facilities thereby ensuring access on favorable terms and the internalization of disposal fees.

Organization, Marketing and Sales

         The Company's operations are organized into six regions which beginning in 1998 were designated as Great Lakes, Midwest, Northeast, Southeast, Southwest and West. Each region is organized into several operating districts and each district is comprised of specific site operations. In determining these regions and districts, the Company utilizes its vertical integration strategy to optimize operating efficiencies within each region. Each of its regions and substantially all of its districts include collection, transfer, processing and disposal services, which facilitates efficient and cost effective waste handling and allows the districts to maximize the internalization of waste. In determining the boundaries of regions and districts, consideration is also given to the aggregate revenues generated in each region and district and the growth and expansion plans in each geographic area.

         Each region is managed by a regional vice president, who is supported by a modest staff which includes a regional controller. All regional vice presidents and most regional controllers have significant industry experience (in the case of regional vice presidents, averaging 24 years of experience). Most regional offices are located in a district facility in order to reduce overhead costs and to promote a close working relationship between the regional management and field operations personnel. In addition, Allied generally makes it a practice to fill management positions from within the organization.

         The responsibilities of Allied's field management also are aligned with the vertical integration model. All regional managers and generally most district mangers have responsibility for all phases of the waste handling process including collection, transfer, processing and disposal. Regional management also has responsibility for growing regional revenues through both acquisition and internal development initiatives. Allied believes that this approach promotes the most efficient handling of waste, including increased internalization, and results in reduced costs and increased profits. In addition to base salary, regional and district management are compensated through a bonus program and stock option plan. The compensation payable to each manager pursuant to the bonus and stock option plans is largely based upon meeting or exceeding operating profit goals in such manager's geographic area of responsibility.

         Each of Allied's districts has a staff responsible for sales and marketing. Allied's policy is to periodically visit each commercial account to ensure customer satisfaction and to sell additional services. In addition to calling on existing customers, each salesperson calls upon potential customers within a defined area in each market.

         In addition, to its sales efforts directed at commercial and industrial customers, Allied has a municipal marketing coordinator in most service areas. The municipal marketing coordinators are responsible for interfacing with each municipality or community to which Allied provides residential service to ensure customer satisfaction. In addition, the municipal coordinators organize and handle bids for renewal and new municipal contracts in their service area.


Competition

         The non-hazardous waste collection and disposal industry is highly competitive. In addition to the Company, the industry is currently comprised of four national waste companies, Waste Management, Inc.; Browning-Ferris Industries, Inc. ("BFI"); Republic Industries, Inc.; and USA Waste Services,
Inc. ("USA Waste"); and local and regional companies of varying sizes and competitive resources such as American Disposal Services, Inc., Superior Services, Inc. and Waste Industries, Inc. The Company also competes with those counties and municipalities that maintain their own waste collection or disposal operations. These counties and municipalities may have financial advantages through their access to tax revenues and tax-exempt financing and their ability to mandate the disposal of waste collected within the jurisdiction at a municipal landfill. The Company may also experience competition from companies using alternative methods of managing solid waste streams, such as incineration.

         The solid waste collection and disposal industry is currently undergoing significant consolidation, and the Company encounters competition through pricing and service in its efforts to acquire landfills and collection operations. Accordingly, it may become uneconomical for the Company to make further acquisitions or the Company may be unable to locate or acquire suitable acquisition candidates at price levels and on terms and conditions that the Company considers appropriate, particularly in markets the Company does not already serve.

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

         The  Company's   operations   are  subject  to  extensive   regulation,
principally under the following federal statutes:

         The Resource Conservation and Recovery Act of 1976, ("RCRA") as amended. RCRA regulates the handling, transportation and disposal of hazardous and non-hazardous wastes and delegates authority to states to develop programs to ensure the safe disposal of solid wastes. On October 9, 1991, the EPA promulgated Solid Waste Disposal Facility Criteria for non-hazardous solid waste landfills under Subtitle D. Subtitle D includes location standards, facility design and operating criteria, closure and post-closure requirements, financial assurance standards and groundwater monitoring as well as corrective action standards, many of which had not commonly been in place or enforced previously at landfills. Subtitle D applies to all solid waste landfill cells that received waste after October 9, 1991, and, with limited exceptions, all landfills were required to meet these requirements by October 9, 1993. Landfills that were not in compliance with the requirements of Subtitle D on the applicable date of implementation, which varied state by state, were required to close. In addition, landfills that stopped receiving waste before October 9, 1993 were not required to comply with the final cover provisions of Subtitle D. Each state must comply with Subtitle D and was required to submit a permit program designed to implement Subtitle D to the EPA for approval by April 9, 1993. States may impose requirements for landfill units that are more stringent than the requirements of Subtitle D. Once a state has an approved program, it must review all existing landfill permits to ensure that they comply with Subtitle D.

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

         The Comprehensive Environmental Response, Compensation and Liability Act of 1980, ("CERCLA") as amended. CERCLA addresses problems created by the release or threatened release of hazardous substances into the environment. CERCLA's primary mechanism for remediating such problems is to impose strict, joint and several liability for cleanup of disposal sites on current owners and operators of the site, former site owners and operators at the time of disposal, and waste generators and parties who arranged for disposal at the facility. The costs of a CERCLA cleanup can be substantial. Liability under CERCLA is not dependent on the existence or disposal of "hazardous wastes" (as defined under RCRA), but can also be founded on the existence of even minute amounts of the more than 700 "hazardous substances" listed by the EPA.

         The Clean Air Act of 1970 (the "Clean Air Act"), as amended. The Clean Air Act provides for increased federal, state and local regulation of the emission of air pollutants. The EPA has applied the Clean Air Act to landfills. In March 1996, the EPA adopted New Source Performance Standard and Emission Guidelines (the "Emission Guidelines") for municipal solid waste landfills. These regulations impose limits on air emissions from solid waste landfills. The Emission Guidelines propose two sets of emissions standards, one of which is applicable to all solid waste landfills that commence construction, reconstruction or modification after May 30, 1991 and another which is applicable to all solid waste landfills that received waste or had the capacity to receive waste after November 8, 1987. The Emission Guidelines may be implemented by the states. These guidelines, combined with the new permitting programs established under the recent Clean Air Act amendments, will likely subject solid waste landfills to significant new permitting requirements and, in some instances, require installation of methane gas recovery systems.

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

         The Company has implemented and will continue to implement its own environmental safeguards that comply with or exceed these governmental requirements. Additionally, the Company's policy is to obtain an environmental assessment prepared by an independent environmental consulting firm for all real estate acquired. For calendar year 1998, the Company expects to spend approximately $24 million for closure, post-closure and remediation expenditures.


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

         The Company is required to provide certain financial assurances to governmental agencies under applicable environmental regulations relating to its landfill and collection operations. These financial assurances include performance bonds, letters of credit, insurance contracts and trust deposits required principally to secure the Company's estimated landfill closure and post-closure obligations and collection contracts. The Company expects to be required to provide approximately $342.9 million in financial assurance obligations relating to its landfill operations by the end of fiscal year 1998. The Company expects that financial assurances will increase in the future as the Company acquires and expands its activities and that a greater percentage of the financial assurances will be comprised, directly and indirectly, of letters of credit.

Employees

         The Company employs approximately 5,400 persons. Certain employees of the Company are covered by collective bargaining agreements. The Company believes relations with its employees are satisfactory.

Item 2.  Properties

         The Company's principal executive offices are located at 15880 N. Greenway-Hayden Loop, Suite 100, Scottsdale, Arizona 85260 where it currently leases approximately 33,000 square feet of office space. The Company also maintains six regional administrative offices in Arizona, Illinois, Missouri, South Carolina, Colorado and New York.

         The principal property and equipment of the Company consists of land (primarily landfill sites, transfer stations, and bases for collection operations), buildings, and vehicles and equipment, substantially all of which are secured by liens to the Company's primary lenders. The Company owns or leases real property in the states in which it is doing business. At December 31, 1997, 56 solid waste landfills, aggregating approximately 19,009 total acres, including approximately 8,123 permitted acres, were owned and operated by the Company. In addition, the Company owned or operated 81 collection companies, 43 transfer stations and 21 recycling facilities.

Item 3.  Legal Proceedings

         The Company is currently involved in certain routine litigation. The Company believes that all such litigation arose in the ordinary course of business and that costs of settlements or judgments arising from such suits will not have a materially adverse effect on the Company's consolidated liquidity, financial position or results of operations.

         The business of the Company is regulated by federal, state and local provisions that relate to the protection of the environment. The nature of the Company's business results in it frequently becoming a party to judicial or administrative proceedings involving governmental authorities and other interested parties. At December 31, 1997, the Company was not involved in any such proceedings where management believes sanctions imposed by governmental authorities may exceed $100,000. From time to time the Company may also be subject to actions brought by citizens' groups, adjacent landowners or others in connection with the permitting and licensing of its landfills or transfer stations, or alleging personal injury, environmental damage or violations of the permits and licenses pursuant to which the Company operates.

         In  connection  with  the  Laidlaw   Acquisition,   Allied  engaged  an
independent environmental consulting firm to assist in conducting an environmental assessment of the real property owned by certain subsidiaries of the Company acquired from Laidlaw (the "LWS Subsidiaries") or other third-parties, and properties under the management of the LWS Subsidiaries. Several contaminated landfills and other properties were identified, two of which are owned by subsidiaries of the Company, that require those subsidiaries to incur costs for incremental closure and post-closure measures, remediation activities and litigation costs in the future. The costs of performing the investigation, design, remediation and allocation of responsibility to the subsidiaries of Allied vary significantly between sites. Based on information available to the Company, Allied recorded a provision of $51.5 million for environmental matters, including closure and post-closure costs, in the 1996 statement of operations and expects these amounts to be disbursed over the next 30 years.

         The Company has been notified that it is considered a potentially responsible party at a number of locations under CERCLA or other environmental laws. The Company continually reviews its status with respect to each location, taking into account the alleged connection to the location and the extent of the contribution to the volume of waste at the location, the available evidence connecting the entity to that location and the numbers and financial soundness of other potentially responsible parties at the location. The ultimate amounts for environmental liabilities at sites regarding which the Company may be a potentially responsible party cannot be determined and estimates of such liabilities made by the Company, after consultation with its independent environmental engineers, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where the Company has concluded that its estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in the Company's assessment to date, the recorded liabilities will be periodically evaluated as additional information becomes available to ascertain that the accrued liabilities are adequate. The Company has determined that the recorded liability for environmental matters as of December 31, 1997 of approximately $62.5 million represents the most probable outcome of these contingent matters. The Company does not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on the Company's consolidated liquidity, financial position or results of operations.

         The consolidated federal income tax returns for the fiscal years ended August 31, 1986, 1987 and 1988 of certain subsidiaries of the Company that were acquired from Laidlaw in December 1996 have been under audit by the Internal Revenue Service. In March 1994, the LWS Subsidiaries received a Statutory Notice of Deficiency proposing that the LWS Subsidiaries pay additional taxes relating to disallowed deductions in those income tax returns (the "Tax Controversy"). The consolidated tax group of the LWS Subsidiaries has also received notice that fiscal years 1992, 1993 and 1994 will be examined regarding the Tax Controversy. The LWS Subsidiaries could be directly liable for a substantial portion of any tax and interest assessed if the disallowance of the deduction is sustained. In addition, under Treasury Regulations promulgated under Section 1502 of the Internal Revenue Code ("IRC"), each member of the consolidated tax group including each LWS Subsidiary, is or could be severally liable for federal income tax liabilities of the entire consolidated tax group, including any taxes due on the deemed sale of assets by the LWS Subsidiaries pursuant to Section 338 of the IRC and all amounts at issue in the Tax Controversy which are ultimately determined to be owed.

         Any amounts at issue in the Tax Controversy and for which any LWS Subsidiary may ultimately be found liable, are included in and covered by the indemnification of the Company by Laidlaw set forth in the Laidlaw acquisition agreement. The obligation of Laidlaw Inc. and Laidlaw Transportation, Inc. (collectively, the "Laidlaw Group") to indemnify the Company in respect of amounts at issue in the Tax Controversy is a general, unsecured obligation of the Laidlaw Group. The ability of the Laidlaw Group to pay and fulfill such indemnification obligation will depend on the financial condition of the Laidlaw Group at the time of any required performance of such obligation.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                   PART II


Item 5.           Market for the Common Stock and Related Stockholder Matters.

Dividend Policy

         The Company has not paid dividends on its common stock, $0.01 par value (the "Common Stock"), does not anticipate paying any dividends thereon in the foreseeable future and is prohibited under the terms of the Company's long-term indebtedness from paying such dividends.

Price Range of Common Stock

         The Common Stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "AWIN." The high and low sales prices per share for the periods indicated were as follows:

                                                          High         Low
   Year ended December 31, 1996
   First Quarter..................................       9    1/4     6   1/2
   Second Quarter.................................      10    3/8     8
   Third Quarter..................................      10    1/8     6   7/16
   Fourth Quarter.................................       9    5/8     8

   Year ended December 31, 1997
   First Quarter..................................       9    7/8     7   1/4
   Second Quarter.................................      18    1/8     8
   Third Quarter..................................      20    1/8    14   1/4
   Fourth Quarter.................................      24    3/8    18   3/8

               As of March 16, 1998, there were approximately 579 record holders of the Common Stock.

Recent Sales of Unregistered Securities

         The following table reflects sales by the Company of unregistered securities during the fiscal year ended December 31, 1997. Except as otherwise disclosed, the issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, as amended, pursuant to the exemptions contemplated in Section 4(2) and
Section 3(a)(9) thereof, or Regulation D thereunder, for transactions not involving a public offering. The consideration paid to the Company in respect of each issuance was cash, unless otherwise indicated.


                               Number of
                               Shares or
                               Principal
Description/Date                Amount       Consideration        Underwriters and Other Purchasers

Common Stock

   January 24, 1997                684    $         85,000        W. DeArman (cashless exercise of warrant)
   January 24, 1997              2,568              45,000        Hambro International (cashless exercise of warrant)
   January 27, 1997             42,431             958,750        Groot Family Trust (cashless exercise of warrant)
   January 27, 1997             12,702              76,571        Larry Groot (cashless exercise of warrant)
   March 4, 1997                80,808             425,001        Allied Capital (cashless exercise of warrant)
   April 8, 1997                15,000              63,750        Oakes, Fitzwilliams (exercise of warrant)
   April 15, 1997               30,000             127,500        Oakes, Fitzwilliams (exercise of warrant)
   April 16, 1997               25,529             108,498        Oakes, Fitzwilliams (exercise of warrant)
   April 21, 1997               15,000              63,750        Oakes, Fitzwilliams (exercise of warrant)
   April 30, 1997               90,000           1,125,000        IPP92,  LP (cashless exercise of warrant)
   May 22, 1997                 12,500              96,875        H. Steven Uthoff (exercise of warrant)
   May 29, 1997                235,000           1,800,000        IPP92, LP (cashless exercise of warrant)
   June 4, 1997                 57,323             250,000        Morgan Keegan (cashless exercise of warrant)
   June 16, 1997                28,125             102,094        James Van Weelden and Edward Van Weelden
                                                                  (exercise of expiring warrant)
   June 16, 1997                45,000             231,250        Mike Weible (exercise of warrant)
   June 16, 1997               171,969             749,999        Southern Farm Bureau Life (cashless exercise of
                                                                  warrant)
   June 18, 1997                28,125             102,094        Thomas Van Weelden (exercise of expiring
                                                                  warrant)
   October 9, 1997              63,193             719,800        Ralph Velocci (commission paid in connection with
                                                                  acquisitions)
   October 15, 1997            162,500             975,000        IPP92, LP (conversion of note)

1997 Notes

   May 15, 1997         $  418,000,000     $   240,000,000        Senior Discount Notes(1) (effective interest rate
                                                                  at 11.3%)

(1) The Senior Discount Notes were subsequently registered on November 7, 1997.


Item 6.  Selected Financial Data

         The  selected  financial  data  presented  below as of and for the five years ended December 31, 1997 are derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants. The statement of operations, balance sheet and other data have been restated to give effect to transactions accounted for using the pooling-of-interests method for business combinations. See Note 2 to the Company's Consolidated Financial Statements. These selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated
Financial Statements and the notes thereto, included elsewhere herein. The Company has not paid dividends on its Common Stock, does not anticipate paying any dividends on its Common Stock in the foreseeable future, and is prohibited under the terms of the Company's long-term indebtedness from paying such dividends.
All amounts are in thousands except per share amounts and percentages.

                                                                        Year Ended December 31,
                                                   1993         1994          1995         1996        1997
                                               ----------   -----------  -----------  -----------  --------
Statement of Operations Data:
Revenues....................................   $   108,948  $   200,184  $   262,243  $   291,685  $   875,028
Cost of operations..........................        68,374      128,271      153,524      171,947      475,381
Selling, general and
   administrative expenses..................        18,278       39,077       44,067       47,706       99,539
Depreciation and
   amortization expense.....................        10,637       19,829       28,859       34,591      113,467
Acquisition related costs (1)...............            --           --        1,531       90,764        5,010
Unusual items (2)...........................            --        2,100           --        5,744           --
                                               -----------  -----------  -----------  -----------  -----------
Operating income (loss).....................        11,659       10,907       34,262      (59,067)     181,631
Interest income.............................         (310)       (1,107)        (907)      (2,219)     (1,969)
Interest expense............................         7,633       13,958       12,237       10,798       94,007
Other income, net...........................            --           --           --           --      (1,076)
                                               -----------  -----------  -----------  -----------  -----------
Income (loss) before income taxes...........         4,336       (1,944)      22,932      (67,646)      90,669
Income tax expense (benefit)................         1,694        (663)        9,802        (475)       37,052
                                               -----------  -----------  -----------  -----------  -----------

Income (loss) before extraordinary
   item.....................................         2,642      (1,281)       13,130     (67,171)       53,617
Extraordinary loss, net of income tax
   benefit(4)...............................            --       (3,029)          --      (13,411)    (53,205)
                                               -----------  ------------ -----------  -----------    --------
Net income (loss)...........................         2,642      (4,310)       13,130     (80,582)          412
Preferred dividends.........................         (927)      (3,773)      (4,070)      (1,073)        (381)
Conversion fee on equity
   securities converted(3)..................            --           --      (2,151)           --           --
                                               -----------  -----------  -----------  -----------  -----------
Net income (loss) available
   to common shareholders...................   $     1,715  $   (8,083)  $     6,909  $  (81,655)  $        31
                                               ===========  ===========  ===========  ==========   ===========
Basic EPS:
   Income (loss) before extraordinary
     loss...................................   $      0.08  $    (0.18)  $      0.17  $    (1.11)  $      0.61
   Extraordinary loss.......................            --       (0.11)           --       (0.22)       (0.61)
                                               -----------  -----------  -----------  -----------  -----------
   Income (loss)............................   $      0.08  $    (0.29)  $      0.17  $    (1.33)  $      0.00
                                               ===========  ===========  ===========  ===========  ===========
Weighted average common shares..............        21,490       27,907       40,559       61,364       87,045
                                               ===========  ===========  ===========  ===========  ===========



                                                                        Year Ended December 31,
                                                   1993         1994          1995         1996           1997
                                               ----------   -----------  -----------  -----------    -------------

Diluted EPS:
   Income (loss) before
     extraordinary loss.....................   $      0.08  $     (0.15) $      0.16  $      (1.06)   $        0.57
   Extraordinary loss.......................            --        (0.09)          --         (0.21)          (0.57)
                                               -----------  ------------ -----------  -------------   -------------
   Income (loss)............................   $      0.08  $     (0.24) $      0.16  $      (1.27)   $        0.00
                                               ===========  ============ ===========  =============   =============
   Weighted average common and
     common equivalent shares...............        22,702       33,828       43,779         64,109          93,444
                                               ===========  ============ ===========  =============   =============


Balance Sheet Data:
                                                                   December 31,
                                               1993         1994         1995        1996         1997
                                            ---------     --------     ---------  -----------  ----------

Cash and cash equivalents...............    $   3,812     $  6,269     $   5,385  $    51,079  $    11,920
Working capital (deficit)...............        3,892     (10,087)      (43,101)       19,457     (45,078)
Property and equipment, net.............       94,208      222,386       316,837      738,388    1,287,208
Goodwill................................       34,880       78,633        89,431      857,350      899,145
Total assets............................      159,926      379,324       480,841    2,338,267    2,448,660
Total long-term debt,
   net of current portion...............       61,019      177,126       196,428    1,158,937    1,356,281
Stockholders' equity....................       70,277       93,174       139,571      276,008      596,171
Long-term debt to
   total capitalization.................           46%          66  %         58%          81%          69%
-----------------------

(1) Acquisition related costs of $84.6 million were incurred in 1996 in connection with the Laidlaw Acquisition for environmental related matters, asset impairments and abandonments, acquisition related liabilities, litigation matters, relocation and transition costs and bonuses, and other integration costs related to companies acquired. Acquisition related costs of $1.5 million, $6.2 million and $5.0 million were incurred in 1995, 1996 and 1997, respectively, for transaction and integration costs related to acquisitions during each period. Acquisition related costs incurred in 1993 and 1994 for transaction and integration costs related to acquisitions made in those years were immaterial. See Note 2 to the Company's Consolidated Financial Statements.

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

(4) The extraordinary losses in 1994, 1996 and 1997 were incurred as a result of premiums paid for the early extinguishment of debt and the write-off of related deferred debt issue costs.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, included elsewhere herein.

Introduction

         The Company has experienced significant growth, a substantial portion of which has resulted from the acquisition of solid waste businesses. Since January 1, 1992, the Company has completed over 130 acquisitions including the Laidlaw Acquisition in 1996. In 1997, the Company acquired 35 businesses and subsequent to 1997 it has acquired 12 businesses. See Note 2 to the Company's Consolidated Financial Statements. The Company's Consolidated Financial Statements have been restated to reflect the acquisition of companies accounted for using the pooling-of-interests method for business combinations. The majority of the acquisitions were accounted for under the purchase method for business combinations and, accordingly, the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable.

         On December 30, 1996, the Company completed the acquisition of substantially all of the non-hazardous solid waste management business conducted by Laidlaw in the United States and Canada, for total consideration of approximately $1.5 billion comprised of $1.2 billion cash, 14.6 million shares of Common Stock, warrants to acquire 20.4 million shares of Common Stock (the "Warrant"), and two junior subordinated debentures with an aggregate face amount of $318 million. The cash consideration was financed from the proceeds of its $1.275 billion senior credit facility (the "Bank Agreement") and the sale of $525 million of 10.25% senior subordinated notes due 2006 (the "1996 Notes").

         In March 1997, pursuant to a Share Purchase Agreement with USA Waste, the Company sold to USA Waste all of the Canadian non-hazardous solid waste management operations of the Company for approximately $518 million (the "Canadian Sale"). The Company used the proceeds from the Canadian Sale to pay down approximately $517 million in debt under the Bank Agreement. The Company acquired the Canadian operations in connection with the Laidlaw Acquisition.

         In May 1997, pursuant to a Securities Purchase Agreement (the "Laidlaw Securities Purchase Agreement") with the Laidlaw Group and certain private securities investment funds affiliated with either (i) Apollo Advisors II, L.P. or (ii) the Blackstone Group, the Company repurchased from the Laidlaw Group the Allied Debentures and the Warrant for an aggregate purchase price of $230 million in cash (the "Repurchase"). The net proceeds of $230 million related to the $418 million face value 11.3% senior discount notes (the "Senior Discount Notes") were used to fund the Repurchase. Also pursuant to the Laidlaw Securities Purchase Agreement, the private securities investment funds purchased all of the Common Stock of Allied held by Laidlaw.

         In June 1997, the Company completed a series of transactions with USA Waste (the "USA Waste Transactions") pursuant to which the Company acquired eight landfills (two of which were transferred to the Company in July 1997 after completion of certain regulatory matters), eight collection operations, five transfer stations and one recycling facility with an annual aggregate revenue of $58.0 million for consideration of $87.5 million. Also pursuant to the USA Waste Transactions, the Company sold to USA Waste one landfill, two collection operations and one recycling facility with an aggregate of approximately $33.6 million in annual revenue for which it received consideration of approximately $61.3 million.

         In November 1997, the Company completed a second series of transactions with USA Waste pursuant to which the Company acquired three landfills, seven collection operations, two transfer stations and one recycling facility with an annual aggregate revenue of $66.9 million for consideration of $124.0 million. Also pursuant to this transaction, the Company sold to USA Waste six landfills, seventeen collection operations, three transfer stations and four recycling facilities with an aggregate of approximately $81.4 million in annual revenue for which it received consideration of approximately $133.9 million.

         In November 1997, the Company assumed ownership and operation of the active solid waste disposal system for San Diego County, California. Allied acquired operations of four landfills, one transfer station, and one material recovery facility for approximately $163 million in cash paid directly to San Diego County.

         In December 1997, the Company acquired the ECDC landfill from Laidaw Environmental Services, Inc. for approximately $89 million in cash, notes, assumed debt and a contingent payable.

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

                                                   Year Ended December 31,
                                             1995         1996          1997
 Collection(1)..........................     69.7%        66.7%         58.6%
 Transfer...............................      7.9          7.2           7.0
 Landfill(1)............................     15.2         18.6          24.9
 Other..................................      7.2          7.5           9.5
                                            -------     -------        ------
     Total Revenues.....................    100.0%       100.0%        100.0%
                                            =======     =======        ======


                                                   Year Ended December 31,
                                             1995         1996          1997
 Great Lakes............................     29.8%        28.3%         22.9%
 Midwest................................     15.7         15.8          15.5
 Northeast..............................     14.8         13.3          22.5
 Southeast..............................     23.2         26.2          12.5
 Southwest..............................      4.0          2.1          15.5
 West...................................     12.5         14.3          11.1
                                           -------      -------        ------
     Total Revenues.....................    100.0%       100.0%        100.0%
                                           =======      =======        ======

(1) The portion of collection revenues attributable to disposal charges for waste collected by the Company and disposed at the Company's landfills have been excluded from collection revenues and included in landfill revenues.

         The Company's strategy is to develop vertically integrated operations to ensure internalization of the waste it collects and thus realize higher margins from its operations. By disposing of waste at Company-owned and/or operated landfills, the Company retains the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 60% of Company-collected waste is disposed of at Company-owned and/or operated landfills as measured using disposal volumes in 1997. In addition, transfer stations are an integral part of the disposal process. The Company locates its transfer stations in areas where its landfills are outside of the population centers in which it collects waste. Such waste is transferred to long-haul trailers and economically transported to its landfills.

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

         Depreciation and amortization expense includes depreciation of fixed assets and amortization of landfill development costs (including capitalized interest), goodwill and other intangible assets.

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

         The net present value of the closure and post-closure commitment is calculated assuming inflation of 2.5% and a risk-free capital rate of 7.0%.
Discounted amounts previously recorded and not yet expended are accreted to reflect the effects of the passage of time. The Company's current estimate of total future payments for closure and post-closure is $1.0 billion while the present value of such estimate is $245.3 million. At December 31, 1996 and 1997, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $107.6 million and $140.8 million, respectively. The accruals reflect relatively young landfills with estimated remaining lives, based on current waste flows, that range from 1 to over 75 years, and an estimated average remaining life of greater than 30 years.

         Year 2000 Systems Modifications. During 1997, Allied began modifying its computer system programming to process transactions in the year 2000. Anticipated spending for this modification will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing results of operations.

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

                                                                           Year Ended December 31,
                                                                                  1996                    1997
                                                                                Compared                Compared
                                                                                 to 1995                 to 1996
                                                                                % Change                % Change
                                                            1995       1996    in Amounts    1997      in Amounts
                                                            ----       ----    ----------    ----      ----------
Statement of Operations Data:
Revenues...........................................        100.0%     100.0%      11.3%     100.0%        200.0%
Cost of operations.................................         58.5       58.9       12.0       54.3         176.6
Selling, general and administrative expenses.......         16.8       16.4        8.2       11.4         108.6
Depreciation and amortization expense..............         11.0       11.9       19.7       13.0         228.0
Acquisition related costs..........................          0.6       31.1    6,333.3        0.6        (94.5)
Unusual costs......................................           --        2.0      100.0         --       (100.0)
                                                           -----      -----                 -----
Operating income (loss)............................         13.1      (20.3)    (272.5)      20.7       (407.8)
Interest expense, net..............................          4.3        2.9      (23.9)      10.5         969.8
Other income, net..................................           --         --         --      (0.1)         100.0
Income tax expense, (benefit) .....................          3.7       (0.2)    (105.1)       4.2     (7,520.0)
Extraordinary loss, net of income tax benefit .....           --        4.6      100.0        6.1         297.0
                                                           -----      -----                 -----
  Net income (loss)................................          5.1%     (27.6)%  (714.5)%      0.0%      (100.5)%
                                                           =====      ======                =====

Years Ended December 31, 1997 and 1996

         Revenues. Revenues in 1997 were $875.0 million compared to $291.7 million in 1996, an increase of 200.0%. Revenues of approximately $503.4 million in 1997 were generated from companies acquired subsequent to the end of the same period in the prior year, while increases in revenues attributable to existing operations ("Internal Growth") amounted to $79.9 million. If the Laidlaw Acquisition, net of the Canadian Sale, is included as of January 1996, Internal Growth would have approximated 11.0% with 7.0% attributable to net volume increases and 4.0% attributable to price increases.

         Cost of Operations. Cost of operations in 1997 was $475.4 million compared to $171.9 million in 1996, an increase of 176.6%. This increase in cost of operations was primarily attributable to the increase in revenues described above. As a percentage of revenues, cost of operations decreased to 54.3% in 1997 from 58.9% in 1996. The improvement in gross margin is due primarily to the integration of the assets acquired from Laidlaw during 1996 and the increased volume at the landfills.

         Selling, General and Administrative Expenses. SG&A expense in 1997 was $99.5 million compared to $47.7 million in 1996, an increase of 108.6%. The increase in SG&A expense resulted from expenses associated with acquired companies and expenses incurred in connection with the Company's increase in personnel and other expenses related to the growth of the Company. In addition, SG&A expenses include a charge of approximately $3.4 million related to future post employment executive compensation and a credit of approximately $3.0 million related to a favorable settlement of certain litigation. As a percentage of revenues, SG&A decreased to 11.4% in 1997 from 16.4% in 1996. The decrease in SG&A as a percentage of revenues is primarily due to the substantial increase in the revenues of the Company resulting principally from the Laidlaw Acquisition, while SG&A expenses have not increased proportionately.

         Depreciation and Amortization Expense. Depreciation and amortization in 1997 was $113.5 million compared to $34.6 million in 1996, an increase of 228.0%. The increase in depreciation and amortization expense was due to acquisitions and capital expenditures. Fixed assets have increased from $495.3 million in 1996, excluding the Laidlaw Acquisition on December 30, 1996 to $1.5 billion in 1997 and goodwill has increased to $939.1 million at December 31, 1997 from $116.8 million at December 31, 1996, excluding the Laidlaw Acquisition on December 30, 1996. As a percentage of revenues, depreciation and amortization increased to 13.0% in 1997 from 11.9% in 1996. This is primarily the result of an increase in amortization of goodwill as a percentage of revenues to 2.7% in 1997 from 1.3% in 1996 related to increased goodwill in connection with the Laidlaw Acquisition.

         Acquisition Related Costs. Acquisition related costs in 1997 were $5.0 million compared to $90.8 million in 1996, a decrease of 94.5%. During 1996, in connection with the Laidlaw Acquisition, the Company incurred approximately $84.6 million in charges primarily associated with the acquisition, which include $51.5 million of environmental related matters, $18.4 million of asset impairments and abandonments, and $14.7 million of acquisition liabilities.

         Unusual Items. In December 1996 the Company recorded $5.7 million in unusual items including $2.0 million in connection with the ongoing investigation and remediation of the Company's Norfolk landfill and $3.7 million of other non-recurring valuation adjustments.

         Other Income, Net. The Company recorded approximately $1.1 million of other income, comprised of a $5.6 million gain on sale of assets to USA Waste in the fourth quarter of 1997, net of a charge of approximately $4.5 million in connection with the abandonment of certain collection and transfer operations.

         Net Interest Expense. Net interest expense was $92.0 million in 1997 compared to $8.6 million in 1996, an increase of 969.8%. The increase in interest expense is due to the increase in debt from $365.0 million at December 31, 1996, excluding the Laidlaw Acquisition on December 30, 1996, compared to $1.4 billion at December 31, 1997. This increase in debt outstanding is primarily the result of debt incurred in connection with the Laidlaw Acquisition net of the application of the net proceeds received in connection with the Canadian Sale. Additionally, in connection with the construction and development of the Company's landfills, Allied capitalized approximately $36.9 million of interest in 1997 compared to $13.0 million in 1996. The increase is primarily due to the increase in the base of assets under development which qualify for capitalized interest (primarily landfill assets) as a result of the Laidlaw Acquisition in late 1996 and other acquisitions made during 1997.

         Income Taxes. Income taxes reflect a 41% effective income tax rate for 1997 which deviates from the federal statutory rate of 35% due primarily to the effects of differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences. See Note 10 to the Consolidated Financial Statements.

         Extraordinary Loss, Net. In May 1997, the Company repurchased from the Laidlaw Group two junior subordinated debentures with an aggregate face amount of $318 million and the Warrant, used as partial consideration for the Laidlaw Acquisition, for an aggregate purchase price of $230 million in cash. An extraordinary charge to earnings related to the Repurchase of approximately $65.7 million ($39.4 million net of income tax benefit) was recorded. In addition, the Company replaced its $1.275 billion Bank Agreement with the $900 million senior credit facility (the "Credit Agreement") in June 1997 and recognized an extraordinary charge of approximately $21.6 million ($13.0 million net of income tax benefit).

         In September 1997, the Company sold 18.6 million shares of common stock with net proceeds of approximately $327.4 million (the "Equity Offering"). In October, the Company used $203 million of the net proceeds to retire a portion of the term loan facility of the Credit Agreement, $71 million to repay the entire amount outstanding on the revolving credit facility. As a result of the early repayment of debt outstanding under the term loan facility, the Company recognized an extraordinary charge in the third quarter of 1997 of approximately $1.3 million ($0.8 million net of income tax benefit) for the write-off of previously deferred debt issuance costs.

Years Ended December 31, 1996 and 1995

         Revenues. Revenues in 1996 were $291.7 million compared to $262.2 million in 1995, an increase of 11.3%. Approximately 3.6% of the increase in revenues is attributable to acquisitions and 7.7% is attributable to internal growth. Revenues of $9.4 million for 1996 were generated from companies acquired subsequent to December 1994, while increases in revenue attributable to existing operations amounted to $20.1 million. Average price increases as a percentage of revenue were approximately 3.0% of revenue while the remainder of Internal Growth was from volume.

         Cost of Operations. Cost of operations in 1996 was $171.9 million compared to $153.5 million in 1995, an increase of 12.0%. This increase in cost of operations was primarily attributable to the increase in revenues described above. As a percentage of revenues, cost of operations increased to 58.9% in 1996 from 58.5% in 1995. Cost of operations were effected by a significant increase in municipal solid waste volumes offset by a decrease in higher margin special waste volumes. This change in revenue mix had the effect of increasing the cost of disposal relative to revenues.

         Selling, General and Administrative Expenses. SG&A expenses increased to $47.7 million in 1996 compared to $44.1 million in 1995, an increase of 8.2%. As a percentage of revenues, SG&A decreased to 16.4% in 1996 from 16.8% in 1995. The increase in SG&A expense resulted from expenses associated with acquired companies and expenses incurred in connection with the Company's increase in personnel and other expenses related to the anticipated growth of the Company as it continues to acquire companies.

         Depreciation and Amortization Expense. Depreciation and amortization in 1996 was $34.6 million compared to $28.9 million in 1995, an increase of 19.7%. The increase in depreciation and amortization expense is due to acquisitions and capital expenditures. Before the Laidlaw Acquisition, fixed assets increased to $495.3 million at December 31, 1996 from $381.1 million at December 31, 1995 and goodwill increased to $116.8 million at December 31, 1996 from $99.1 million at December 31, 1995. As a percentage of revenues, depreciation and amortization increased to 11.9% in 1996 from 11.0% in 1995.

         Acquisition Related Costs. During 1996 in connection with the Laidlaw Acquisition, the Company incurred approximately $84.6 million in charges, which include $51.5 million of environmental related matters, $18.4 million of asset impairments and abandonments, and $14.7 million of acquisition liabilities, of which $2.0 million relates to litigation matters, $5.4 million relates to relocation and transition costs and bonuses, $3.8 million relates to taxes, claims and assessments and other integration costs, and $3.5 million relates to acquired accounts receivable considered uncollectible.

         In  connection  with  the  Laidlaw   Acquisition,   Allied  engaged  an
independent environmental consulting firm to assist in conducting an environmental assessment of the real property owned by the acquired subsidiaries or third-parties, and properties under the management of the acquired companies. Several contaminated landfills and other properties were identified, two of which are owned by subsidiaries of the Company, that would require those subsidiaries to incur costs for incremental closure and post-closure measures, remediation activities and litigation in the future. The costs of performing the investigation, design, remediation and the allocation of responsibility to the subsidiaries of Allied vary significantly between sites. Based on information available to the Company, Allied recorded a provision of $51.5 million for environmental matters, including closure and post-closure costs, in the 1996 statement of operations and expects these amounts to be disbursed over the next 30 years.

         As a result of the Laidlaw Acquisition, Allied increased its revenue base by approximately 400% and entered into 14 new markets where it would execute its operating strategy. In connection with the significant increase in size and the redirection of its strategic operating emphasis, Allied determined that certain asset values were impaired as they will provide no further benefit to the Company. Included among the asset impairments are costs of $10.8 million related to over 50 noncompetition agreements in several markets where the counterparty no longer poses a significant threat, costs of $4.8 million for discontinued facilities and costs of $2.8 million for market development activities no longer being pursued.

         Costs of $6.2 million were incurred in 1996 compared to $1.5 million in 1995 for transaction and integration costs directly related to acquisitions accounted for using the pooling-of-interests method for business combinations. Transaction costs include, but are not limited to, stock registration, legal, accounting, consulting, engineering and other direct third-party costs incurred to complete the acquisitions. Integration costs include, but are not limited to, uncollectible accounts receivable write-offs, employee termination and relocation, write down of fixed assets and lease termination.

         Unusual Items. In December 1996 the Company recorded $5.7 million in unusual items including $2.0 million in connection with the ongoing investigation and remediation of the Company's Norfolk landfill and $3.7 million of other non-recurring valuation adjustments.

         Net Interest Expense. Net interest expense was $8.6 million in 1996 compared to $11.3 million in 1995, a decrease of 23.9%. The decrease in net interest expense is partially due to the conversion of subordinated debt into Common Stock in the fourth quarter of 1995 which resulted in a reduction to annual interest charges and the refinancing of the 1994 Notes (as defined herein) on July 31, 1996, resulting in a decrease in the interest rate from 12% to 7% for the months of August through December 1996. Also, interest capitalized in 1996 was $13.0 million compared to $11.1 million in 1995.

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

         Income Taxes. Income taxes reflect a benefit at a 0.7% effective income tax rate for 1996 which deviates from the federal statutory rate of 35% due primarily to the treatment of expenses for book purposes that, when recognized for tax purposes, may produce tax goodwill in excess of book goodwill. Other items impacting the Company's effective tax rate for both 1996 and 1995 include the differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences. See Note 10 to the Consolidated Financial Statements.

         Extraordinary Loss. On July 31, 1996, Allied completed a tender offer (the "Tender Offer") for substantially all of the 1994 Notes at the redemption price of $1,157.50 per $1,000 note. An extraordinary charge related to the Tender Offer of approximately $18.4 million ($11.0 million net of income tax benefit), was charged to earnings in the third quarter of 1996. In connection with the Laidlaw Acquisition, the Company refinanced its $300 million senior revolving credit facility and recognized an extraordinary charge of approximately $4.0 million ($2.4 million net of income tax benefit) that was charged to earnings in the fourth quarter of 1996.

Liquidity and Capital Resources

         Historically, the Company has satisfied its acquisition, capital expenditure and working capital needs primarily through bank financing and public offerings and private placements of debt and equity securities. Between January 1, 1994 and December 31, 1997, the Company has completed debt and equity financings in excess of $3 billion.

         Due to the acquisition driven and the capital intensive nature of the Company's business strategy, the Company has used, and believes that it is reasonably possible that it will continue using amounts in excess of the cash generated from operations to fund acquisitions and capital expenditures, including landfill development. In connection with acquisitions, the Company has assumed or incurred indebtedness with relatively short-term repayment schedules, thereby increasing its current and medium-term liabilities and operating equipment has been acquired using financing leases which have short and medium-term maturities. Additionally, the Company uses excess cash generated from operations to pay down amounts owed on its revolver which is classified as long-term debt. As a result, the Company has periodically had low levels of working capital or working capital deficits.

         During the years ended December 31, 1995, 1996 and 1997, the Company's cash flows from operating, investing and financing activities were as follows (in millions):

                                                                                   Year Ended December 31,
                                                                       -------------------------------------------
                                                                           1995            1996           1997
                                                                       -------------  -------------  -------------
Operating Activities:
Net income (loss).................................................     $        13.1  $      (80.6)  $         0.4
Extraordinary loss on early extinguishments of debt...............                --           22.4           21.5
Acquisition related costs.........................................               1.5           91.7             --
Unusual items.....................................................                --            5.7             --
Non-cash operating expenses(1)....................................              37.5           39.9          108.3
Loss (gain) on sale of assets.....................................               0.3            1.9          (6.5)
Increase in operating assets and liabilities, net.................            (10.4)         (41.8)         (41.1)
                                                                       -------------  -------------  -------------
     Cash provided by operating activities........................              42.0           39.2           82.6
                                                                       -------------  -------------  -------------
Investing Activities:
Cost of acquisitions, net of cash acquired........................            (18.7)      (1,356.6)        (324.5)
Capital expenditures..............................................            (59.4)         (45.5)        (157.2)
Proceeds from sale of fixed assets................................               1.1            0.7          530.0
Other.............................................................             (0.4)             --          (6.0)
                                                                       -------------  -------------  -------------
     Cash provided by (used for) investing activities.............            (77.4)      (1,401.4)           42.3
                                                                       -------------  -------------  -------------

Financing Activities:
Net proceeds from sale and
     redemption of preferred stock and common stock...............              30.6           48.1          329.0
Net proceeds from long-term debt..................................              67.2        1,810.0        1,118.2
Payments of long-term debt........................................            (55.8)        (446.4)      (1,578.4)
Other.............................................................             (7.5)          (3.8)         (32.9)
                                                                       -------------  -------------  -------------
     Cash provided by (used for) financing activities.............              34.5        1,407.9        (164.1)
                                                                       -------------  -------------  -------------
Increase (decrease) in cash.......................................     $       (0.9)  $        45.7  $      (39.2)
                                                                       =============  =============  =============
------------------

(1)  Consists  principally  of provisions  for  depreciation  and  amortization, landfill closure and post-closure accruals, allowance for doubtful accounts, potentially unrealizable acquisition costs and deferred income taxes.


     As of December 31, 1997, the Company had cash and cash equivalents of $11.9 million. The Company's capital expenditure and working capital requirements have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to pursue its business strategy. During 1997, the Company acquired solid waste operations representing approximately $369.1 million in annual revenues, and sold operations representing approximately $127.9 million in annual revenue. Net consideration of approximately $528.3 million (including $10.5 million for landfills under development) comprised of cash, notes and Common Stock, was paid in these transactions. This consideration includes several landfills acquired for approximately $348.2, million net of landfills sold, with estimated annual net revenues of $83.1 million. Subsequent to December 31, 1997, the Company acquired 12 operating solid waste businesses with annual revenues of approximately $33.3 million for consideration of approximately $55.0 million, of which $22.3 million consists of approximately 1 million shares of Common Stock. For the calendar year 1998, the Company expects to spend approximately $210 million for capital expenditures, closure and post-closure, and remediation expenditures relating to its landfill operations. As the Company continues to acquire waste operations in 1998, additional capital amounts will be required during 1998 for the acquisition of businesses and the capital expenditure requirements related to those acquired businesses.

         On December 31, 1997, the Company's debt structure consisted of $525 million of the 1996 Notes, $294 million outstanding under the Term Loan
Facility, and approximately $255 million of the $418 million aggregate face amount of senior discount notes (the "Senior Discount Notes"). As of December 31, 1997 there is aggregate availability under the Revolving Credit Facility of approximately $550 million to be used for working capital, letters of credit, acquisitions and other general corporate purposes. In October 1997, the Company amended the Credit Agreement (the "Amendment"). The Amendment expanded the Credit Agreement to $1.1 billion from $900 million by increasing the Revolving Credit Facility from $400 million to $600 million and by adding a $200 million delayed draw term facility (the "Delayed Draw Term Facility"), after giving effect to the repayment of $203 million of the Term Loan Facility on September 30, 1997. The Revolving Credit Facility includes a $250 million sublimit for the issuance of letters of credit (increased from $175 million at September 30, 1997). The indentures relating to the 1996 Notes, the Senior Discount Notes and the Credit Agreement contain financial and operating covenants and restrictions on the ability of the Company to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. A substantial portion of the Company's available cash will be required to be applied to service indebtedness, including indebtedness incurred to finance the Laidlaw Acquisition. Currently, on an annualized basis, this is expected to include approximately $156.1 million in annual principal and interest payments.

         The Company is also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to its landfill operations and collection contracts. These financial assurance requirements are satisfied by the Company issuing performance bonds, letters of credit, insurance policies or trust deposits to secure the Company's obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At December 31, 1997, the Company had outstanding approximately $359.2 million in financial assurance instruments, represented by $303.3 million of performance bonds, $5.6 million of letters of credit, $38.2 million of insurance policies and $12.1 million of trust deposits. During calendar year 1998, the Company expects to be required to provide approximately $342.9 million in financial assurance obligations relating to its landfill operations and collection contracts. The Company expects that financial assurance obligations will increase in the future as it acquires and expands its landfill activities and that a greater percentage of the financial assurance instruments will be comprised of performance bonds and insurance policies.

         The Company has lease facilities (the "Lease Facilities") that allow it to enter into equipment leases at rates ranging from similar term treasury note rates plus 2.5% to 3.5% for terms of 36 to 84 months. In addition to equipment leases outstanding at December 31, 1996 and 1997 of $59.4 million and $62.9 million, respectively, the Company had available lease commitments of $11.9 million and $32.4 million, respectively. The Company intends to enter into master equipment lease facilities relating to the financing of the acquisition of trucks and containers.

         Subtitle D and other regulations that apply to the non-hazardous waste disposal industry have required the Company, as well as others in the industry, to alter operations and to modify or replace pre-Subtitle D landfills. Such expenditures have been and will continue to be substantial. Further regulatory changes could accelerate expenditures for closure and post-closure monitoring and obligate the Company to spend sums in addition to those presently reserved for such purposes. These factors, together with the other factors discussed above, could substantially increase the Company's operating costs and impair the Company's ability to invest in its facilities.

         The Company's ability to meet future capital expenditure and working capital requirements, to make scheduled payments of principal, to pay interest, or to refinance its indebtedness, and to fund capital amounts required for the acquisition of businesses and the expansion of existing businesses depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with available borrowing under the Senior Credit Facility, the Lease Facilities and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, letters-of-credit, capital expenditures, scheduled payments of principal and interest on debt incurred under the Credit Agreement, interest on the 1996 Notes and the Senior Discount Notes, and capital amounts required for acquisitions and expansion. However, the principal payment at maturity on the 1996 Notes and the Senior Discount Notes may require refinancing. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future financings will be available in an amount sufficient to enable the Company to service its indebtedness or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms if at all. Additionally, depending on the timing, amount and structure of any future acquisitions and the availability of funds under the Credit Agreement, the Company may need to raise additional capital to fund the acquisition and integration of additional solid waste businesses. The Company may raise such funds through additional bank financings or public or private offerings of its debt and equity securities. There can be no assurance that the Company will be able to secure such funding, if necessary, on favorable terms, if at all. If the Company is not successful in securing such funding, the Company's ability to pursue its business strategy may be impaired and results of operations for future periods may be negatively affected.

Significant Financing Events

         In January 1994, the Company issued $100 million of 10.75% senior subordinated notes (the "1994 Notes"). The net proceeds from the sale of the 1994 Notes after underwriting discounts and other expenses, were approximately $95 million. In July 1996, the Company completed the Tender Offer and purchased substantially all of its 1994 Notes at the redemption price of $1,157.50 per $1,000 in principal amount. In connection with the Tender Offer, the Company recognized an extraordinary charge of $18.4 million ($11.0 million net of income tax benefit), in the third quarter of 1996. The Company also received a consent from a majority of the holders of the 1994 Notes to eliminate all substantive financial covenants associated with the remaining 1994 Notes.

         In January 1995, the Company obtained stockholder approval of the issuance of 11.7 million shares of Common Stock to TPG Partners, L.P. and TPG Parallel I, L.P., for $50 million (less approximately $5.0 million of direct offering costs and other costs related to an amendment to the 1994 Notes). Such shares of Common Stock were purchased by the Apollo/Blackstone Investors (as defined herein) contemporaneously with the Repurchase.

         During 1995, the Company offered to holders of its Series D, 9% and $90 convertible preferred stock and its 6% Convertible Subordinated notes an inducement to exercise their conversion option to receive Common Stock. The inducement consisted of the payment of dividends and interest that the holders of these securities would have received from the date of conversion through the first call or redemption date of each security. In total, 7.8 million shares of Common Stock were issued upon conversion. Accordingly, the Company's annual dividend and interest requirements decreased by approximately $2.7 million and $0.8 million, respectively. The inducement resulted in a 1996 conversion fee charge of approximately $2.2 million paid in 285,000 shares of Common Stock.

         In January 1996, the Company completed a public offering of its Common Stock. It issued 7.6 million shares for approximately $48 million net of $5.2 million in underwriter discounts, commissions and offering costs. The net proceeds from the offering were used to repay amounts outstanding under the Company's outstanding credit agreement and for other general corporate purposes.

         In July 1996, in connection with the Tender Offer, the Company completed a new $300 million revolving credit facility. This revolving credit facility was extinguished in December 1996 in connection with the financing of the Laidlaw Acquisition. The Company recognized an extraordinary charge of $4.0 million ($2.4 million net of income tax benefit), relating to the extinguishment in the fourth quarter of 1996.

     In connection with the Laidlaw Acquisition, the Company issued a warrant to Laidlaw for the purchase of 20.4 million shares of common stock of the Company at an exercise price of $8.25 per share (the "Warrant"). The Warrant was retired in connection with the Repurchase in May 1997.

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

         In December 1996, Allied Waste North America ("AWNA") issued the 1996 Notes. Net proceeds from the sale of the 1996 Notes, after the underwriting discount and other expenses, were approximately $509 million. The net proceeds were used to pay a portion of the cash purchase price of the Laidlaw Acquisition, repay amounts outstanding under the Company's previous $300 million revolving credit facility, fund certain acquisitions and for general corporate purposes. AWNA had an obligation to offer fully registered securities, pursuant to an exchange offer, that are substantially identical to the 1996 Notes. AWNA completed this exchange offer in July 1997. The 1996 Notes cannot be redeemed until December 1, 2001, except under certain circumstances. Prior to December 1, 2001, the 1996 Notes are subject to redemption, at the option of AWNA, at the greater of (i) 100% of the principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to maturity on a semi-annual basis at a comparable treasury yield plus 75 basis points, plus in each case accrued and unpaid interest to the date of redemption. At any time prior to December 1, 1999, up to 33% of principal amount of 1996 Notes will be redeemable, at the option of AWNA, from the proceeds of one or more public offerings of capital stock by the Company at a redemption price of 110.25% of principal amount, plus accrued interest. The 1996 Notes are guaranteed by the Company and substantially all of AWNA's current and future subsidiaries, the guarantees of which are expressly subordinated to the guarantees of AWNA's Senior Credit Facility.

         In May 1997, the Company, pursuant to the Laidlaw Securities Purchase Agreement with the Laidlaw Group and certain private securities investment funds affiliated with either (i) Apollo Advisors II, L.P. or (ii) the Blackstone Group (the "Apollo/Blackstone Investors"), repurchased from the Laidlaw Group the Allied Debentures and the Warrant for an aggregate purchase price of $230 million in cash. Also pursuant to the Laidlaw Securities Purchase Agreement, the Apollo/Blackstone Investors purchased all of the Common Stock held by Laidlaw. In connection with the Repurchase, Allied issued $418 million aggregate face amount of the Senior Discount Notes in a private offering on May 15, 1997. The net proceeds of $230 million realized from the sale of the Senior Discount Notes were used to pay the cash consideration in the Repurchase. The Senior Discount Notes were issued at a discount of principal amount and, unless certain provisions are triggered, there will be no periodic cash payments of interest before June 1, 2002. Thereafter, the Senior Discount Notes will accrue cash interest at the rate of 11.30% per annum, payable semi-annually on June 1 and December 1 of each year, commencing December 1, 2002. Allied had an obligation to offer fully registered securities, pursuant to an exchange offer, that are substantially identical to the Senior Discount Notes. Allied completed this exchange offer on December 16, 1997. The Senior

Discount Notes cannot be redeemed until December 1, 2001, except under certain circumstances. Prior to June 1, 2000, up to 33% of principal amount of Senior Discount Notes will be redeemable, at the option of Allied, from the proceeds of one or more public offerings of capital stock by Allied at a premium to their accreted value, plus accrued interest.

         In June 1997, the Company repaid its senior credit facility and entered into the Credit Agreement. The Credit Agreement provides a six and one-half year senior secured $500 million term loan facility (the "Term Loan Facility") and a six and one-half year senior secured $400 million revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Senior Credit Facility").

         On September 30, 1997, the Company repaid $203 million outstanding under the Term Loan Facility and $71 million outstanding under the Revolving Credit Facility of the Credit Agreement. In connection with this repayment, the Company amended the Credit Agreement in October 1997, providing for a six and one-half year senior secured $297 million funded term loan facility (the "Funded Term Loan Facility"), a senior secured $200 million delayed draw term loan facility to finance certain acquisitions prior to March 31, 1998 (the "Delayed Draw Term Loan Facility"), and a senior secured $600 million revolving credit facility due December 2003 (the "Revolving Credit Facility"). The Funded Term Loan Facility is an amortizing senior secured term loan with annual principal payments (payable quarterly) increasing from $6 million in 1997 to $60 million in each of 2000, 2001, 2002 and 2003. The Delayed Draw Term Loan Facility may be drawn in multiple advances and at varying amounts until either (i) the full $200 million has been drawn or (ii) March 31, 1998, whichever comes first. The
Delayed Draw Term Loan requires annual principal payments equal to a certain percentage of the outstanding amount as of March 31, 1998. Principal payments begin in March 1999 at 10% of the original balance, increasing to 20% in the years 2000-2002, and 30% in 2003. Principal under the Revolving Credit Facility is due upon maturity.

         In addition to the scheduled principal payments above, the Company is also required to make mandatory prepayments on the Senior Credit Facility equal to 100% of the net proceeds from certain asset sales, the issuance of new debt securities and extraordinary amounts, which include tax refunds, pension plan reversions and certain insurance proceeds, and 50% of the net cash proceeds from new equity issuances. Furthermore, the Company is also required to make mandatory prepayments on the Senior Credit Facility equal to 50% of the Company's annual Excess Cash Flow, as defined in the Credit Agreement, unless the Company's Senior Debt Ratio, as defined in the Credit Agreement, for the relevant fiscal year end is less than 2.0 to 1.0. Mandatory prepayments are applied first to the Term Loan Facility and the Delayed Draw Term Facility on a pro rata basis against remaining scheduled principal payments, and second, to the permanent reduction of the Revolving Credit Facility. In no event, however, shall the Revolving Credit Facility be required to be reduced to an amount less than $300 million in connection with any such mandatory prepayment.

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

         The Senior Credit Facility bears interest, at the Company's option, at the lesser of (a) a Base Rate, or (b) a Eurodollar Rate, both terms as defined in the Credit Agreement, plus, in either case, an agreed upon applicable margin. The applicable margin will be adjusted from time to time pursuant to a pricing grid based upon the Company's Total Debt to EBITDA ratio, as defined in the Credit Agreement, and varies between zero percent and 0.75% for Base Rate loans, and 0.75% and 1.75% for Eurodollar loans. In addition, if at any time, the Company's Senior Debt Ratio is greater than 2.5 to 1.0, the applicable margin for all loans will be increased by 0.25%.

         The Senior Credit Facility is guaranteed by substantially all of the Company's present and future subsidiaries. In addition, the Senior Credit Facility is secured by substantially all the personal property and a pledge of the stock, of substantially all the Company's present and future subsidiaries.

         The Credit Agreement contains certain financial covenants including, but not limited to, a Total Debt to EBITDA ratio, a Senior Debt to EBITDA ratio, a Fixed Charge Coverage ratio and an Interest Expense Coverage ratio, all terms as defined in the Credit Agreement. In addition, the Credit Agreement also limits the Company's ability to make acquisitions, purchase fixed assets above certain amounts, pay dividends, incur additional indebtedness and liens, make optional prepayments on certain subordinated indebtedness, make investments, loans or advances, enter into certain transactions with affiliates or enter into a merger, consolidation or sale of all or a substantial portion of the Company's assets. The Company is in compliance with all applicable covenants at December 31, 1997.

         The Company has entered into interest rate protection agreements (the "Agreements"), with reputable national commercial banks and investment banking institutions to reduce its exposure to fluctuations in variable interest rates. A summary of the Agreements outstanding as of December 31, 1997 is as follows:

  Notional Amount      Fixed Rate                    Period
  ---------------      ----------       ----------------------------------------
   (in millions)
    $  130               6.27%          April 1997          -     May 1998
        50               6.08           September 1997      -     September 2000
        50               6.06           September 1997      -     March 2000
        50               5.97           October 1997        -     April 1999
        50               6.02           October 1997        -     October 1999
        50               5.90           November 1997       -     November 1999
        50               5.91           November 1997       -     November 1999

         The Agreements effectively change the Company's interest rate paid on its floating rate long-term debt to a weighted average fixed rate of approximately 6.07% plus applicable margins imposed by the terms of the Credit Agreement at December 31, 1997.

         The Company has also entered into an additional interest rate protection agreement with effective dates beginning in the future (the "Forward Agreement"). This Forward Agreement provides continuing protection to fluctuations in variable interest rates as existing Agreements expire and as additional debt is drawn under the Delayed Draw Term Facility of the Senior Credit Facility. A summary of the Forward Agreement is as follows:

  Notional Amount      Fixed Rate                    Period
  ---------------      ----------       ----------------------------------
   (in millions)

    $ 130                6.06%          May 1998            -     May 2001



Disclosure Regarding Forward Looking Statements

         This annual report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report, are Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important Factors") that could cause actual results to differ materially from the Company's expectations are disclosed in this section and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ from the Company's expectations.

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

         Economic Conditions. The Company's business is affected by general economic conditions. The Forward Looking Statements assume that the Company will be able to achieve internal volume and price growth which is not impacted by an economic downturn. As revenue of the Company continues to grow it is likely that the rates of internal growth will reflect growth rates which are less than those experienced in 1997. There can be no assurance that an economic downturn will not result in a reduction in the volume of waste being disposed of at the Company's operations and/or the price that the Company can charge for its services.

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

         Influence of Government Regulation. The Company's operations are subject to and substantially affected by extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect the Company's results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste. Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors' transportation and collection operations, all of which could have a material adverse effect on the Company. Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters. The Forward Looking Statements assume that there will be no materially negative impact on the Company's operations due to government regulation.

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

Inflation and Prevailing Economic Conditions

         To date, inflation has not had a significant impact on the Company's operations. Consistent with industry practice, most of the Company's contracts provide for a pass through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs. The Company therefore believes it should be able to implement price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors may require the Company to absorb cost increases resulting from inflation. The Company is unable to determine the future impact of a sustained economic slowdown.

Seasonality

         The Company believes that its collection and landfill operations can be adversely affected by protracted periods of inclement weather which could delay the development of landfill capacity or transfer of waste and/or reduce the volume of waste generated.

Item 8.  Financial Statements and Supplementary Data

         Report of Independent Public Accountants.

         Consolidated Balance Sheets - December 31, 1996 and 1997.

         Consolidated Statements of Operations for the Three Years Ended December 31, 1997.

         Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1997.

         Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1997.

         Notes to Consolidated Financial Statements.

                    Report of Independent Public Accountants




To Allied Waste Industries, Inc.:



We have audited the accompanying consolidated balance sheets of Allied Waste Industries, Inc., (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Waste Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                     /s/ ARTHUR ANDERSEN LLP


Phoenix, Arizona,
 February 16, 1998.



                          ALLIED WASTE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                December 31,
                                                                            1996           1997

ASSETS
Current Assets --
   Cash and cash equivalents .......................................   $    51,079    $    11,920
   Accounts receivable, net of allowance of $6,522
      and $6,072 ...................................................        94,405        147,604
   Prepaid and other current assets ................................        10,220         16,438
   Inventories .....................................................         6,961          6,179
   Deferred income taxes ...........................................         5,809          5,318
   Assets held for sale ............................................       524,716           --
                                                                       -----------    -----------
          Total current assets .....................................       693,190        187,459
Property and equipment, net ........................................       738,388      1,287,208
Goodwill, net ......................................................       857,350        899,145
Other assets .......................................................        49,339         74,848
                                                                       -----------    -----------
          Total assets .............................................   $ 2,338,267    $ 2,448,660
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
   Current portion of long-term debt ...............................   $   536,678    $    45,846
   Accounts payable ................................................        58,995         58,783
   Accrued interest ................................................         4,910          7,999
   Other accrued liabilities .......................................        61,059         85,251
   Unearned income .................................................        12,091         34,659
                                                                       -----------    -----------
          Total current liabilities ................................       673,733        232,538
Long-term debt, less current portion ...............................     1,157,231      1,356,281
Convertible subordinated debt, net of discount, less current portion         1,706           --
Deferred income taxes ..............................................        53,095         14,761
Accrued closure, post-closure and environmental costs ..............       152,604        203,314
Other long-term obligations ........................................        23,890         45,595
Commitments and contingencies
Stockholders' Equity --
   Preferred stock, aggregate liquidation preference of
      $9,907 at December 31, 1996 ..................................             1           --
   Common stock ....................................................           793          1,036
   Additional paid-in capital ......................................       351,683        671,388
   Retained deficit ................................................       (76,469)       (76,253)
                                                                       -----------    -----------
          Total stockholders' equity ...............................       276,008        596,171
                                                                       -----------    -----------
          Total liabilities and stockholders' equity ...............   $ 2,338,267    $ 2,448,660
                                                                       ===========    ===========



     The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


                          ALLIED WASTE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands except for per share amounts)


                                                                           Year Ended December 31,
                                                                    1995               1996             1997
Revenues.............................................          $    262,243      $    291,685     $    875,028
Cost of operations...................................               153,524           171,947          475,381
Selling, general and administrative expenses.........                44,067            47,706           99,539
Depreciation and amortization........................                28,859            34,591          113,467
Acquisition related costs............................                 1,531            90,764            5,010
Unusual items........................................                    --             5,744               --
                                                               ------------      ------------     ------------
    Operating income (loss)..........................                34,262          (59,067)          181,631
Interest income......................................                 (907)           (2,219)          (1,969)
Interest expense.....................................                12,237            10,798           94,007
Other income, net....................................                    --                --          (1,076)
                                                               ------------      ------------     ------------
    Income (loss) before income taxes................                22,932          (67,646)           90,669
Income tax expense (benefit).........................                 9,802             (475)           37,052
                                                               ------------      ------------     ------------
  Income (loss) before extraordinary loss............                13,130          (67,171)           53,617
Extraordinary loss due to early extinguishment
  of debt, net of income tax benefit ................                    --          (13,411)         (53,205)
                                                               ------------      ------------     ------------
    Net income (loss)................................                13,130          (80,582)              412
Dividends on preferred stock.........................               (4,070)           (1,073)             (381)
Conversion fee on equity securities converted........               (2,151)                --               --
                                                               ------------      ------------     ------------
    Net income (loss) available
    to common shareholders...........................          $      6,909      $   (81,655)     $         31
                                                               ============      ============     ============

Basic EPS:
    Net income (loss) before extraordinary loss......          $       0.17      $     (1.11)     $       0.61
    Extraordinary loss...............................                    --            (0.22)           (0.61)
                                                               ------------      ------------     ------------
    Net Income (loss)................................          $       0.17      $     (1.33)     $       0.00
                                                               ============      ============     ============
Weighted average common shares outstanding...........                40,559            61,364           87,045
                                                               ============      ============     ============

Diluted EPS:
    Net income (loss) before extraordinary loss......          $       0.16      $     (1.06)     $       0.57
    Extraordinary loss...............................                    --            (0.21)           (0.57)
                                                               ------------      ------------     ------------
    Net Income (loss)................................          $       0.16      $     (1.27)     $       0.00
                                                               ============      ============     ============
Weighted average common and common
    equivalent shares outstanding....................                43,779            64,109           93,444
                                                               ============      ============     ============





       The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                                           ALLIED WASTE INDUSTRIES, INC.
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (in thousands)

                                                                                                        Total
                                                                        Additional        Retained     Stock-
                                              Preferred     Common        Paid-In         Earnings     holders'
                                               Stock         Stock        Capital        (Deficit)     Equity

Balance December 31, 1994...............  $       44      $   296      $    92,834    $        --    $    93,174
  Common stock issued, net..............          --           90           33,006             --         33,096
  Stock options and warrants exercised..          --            8            2,048             --          2,056
  Series C, Series D, 9%
    Cumulative Convertible, and
    $90 Cumulative Convertible
    preferred stock and
    convertible notes converted.........        (42)          124            6,523             --          6,605
  Dividends declared on preferred stock.          --           --               --        (4,070)        (4,070)
  Conversion fee on equity
    securities converted................          --           --               --        (2,151)        (2,151)
  Equity transactions of
    pooled companies....................          --           --          (1,820)          (449)        (2,269)
  Net income............................          --           --               --         13,130         13,130
                                          ----------      -------      -----------    -----------    -----------
Balance December 31, 1995...............           2          518          132,591          6,460        139,571
  Common stock issued, net..............          --          242          162,535             --        162,777
  Warrants issued ......................          --           --           49,000             --         49,000
  Stock options and warrants
    exercised...........................          --           10            2,336             --          2,346
  9% Cumulative Convertible preferred stock
    and convertible notes converted               (1)          21            5,465             --          5,485
  Dividends declared on
    preferred stock.....................          --           --          (1,073)             --        (1,073)
  Equity transactions of pooled
    companies...........................          --            2              829        (2,347)        (1,516)
  Net loss..............................          --           --               --       (80,582)       (80,582)
                                          ----------      -------      -----------    -----------    -----------
Balance December 31, 1996...............           1          793          351,683       (76,469)        276,008
  Common stock issued, net of
  issuance costs and cancellations......          --          213          357,798             --        358,011
  Warrants repurchased..................          --           --         (49,000)             --       (49,000)
  Stock grant amortization..............          --           --              381             --            381
  Stock options and warrants exercised..          --           13            4,195             --          4,208
  9% Cumulative Convertible preferred stock
    and convertible notes converted.....         (1)           17            2,174             --          2,190
  Dividends declared on
    preferred stock.....................          --           --            (381)             --          (381)
  Equity transactions of pooled
    companies...........................          --           --            4,538          (196)          4,342
  Net income............................          --           --               --            412            412
                                          ----------      -------      -----------    -----------    -----------
Balance December 31, 1997...............  $       --      $ 1,036      $   671,388    $  (76,253)    $   596,171
                                          ==========      =======      ===========    ===========    ===========

             The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                          ALLIED WASTE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                   Year Ended December 31,
                                                                             1995            1996          1997
Operating Activities --
   Net income (loss) ................................................   $    13,130    $   (80,582)   $       412
   Adjustments to reconcile net income (loss) to cash provided by operating activities --
   Extraordinary loss on early extinguishment of debt ...............          --           22,352         21,549
   Provisions for:
     Depreciation and amortization ..................................        28,859         34,591        113,467
     Closure and post-closure .......................................           711          1,300          7,146
     Acquisition related costs ......................................         1,531         91,693           --
     Unusual items ..................................................          --            5,744           --
     Doubtful accounts ..............................................         1,994          2,388          3,479
     Accretion of senior discount notes .............................          --             --           22,764
     Deferred income taxes ..........................................         5,741          1,574        (38,531)
     Loss (gain) on sale of assets ..................................           291          1,941         (6,529)
     Write-off intangible assets ....................................           237           --             --
   Change in operating assets and liabilities, excluding the
     effects of purchase acquisitions --
     Accounts receivable, prepaid expenses, inventories and other ...        (9,091)       (15,539)       (67,161)
     Accounts payable, accrued liabilities, unearned income and other          (408)       (24,553)        41,086
     Closure and post-closure costs .................................        (1,003)        (1,681)       (15,105)
                                                                        -----------    -----------    -----------
Cash provided by operating activities ...............................        41,992         39,228         82,577
                                                                        -----------    -----------    -----------

Investing Activities --
   Cost of acquisitions, net of cash acquired .......................       (18,715)    (1,356,639)      (324,492)
   Capital expenditures .............................................       (48,281)       (32,577)      (120,221)
   Capitalized interest .............................................       (11,088)       (12,970)       (36,929)
   Proceeds from sale of assets .....................................         1,057            729        529,969
   Increase in cash value of life insurance policies ................          (272)          --             --
   Change in deferred acquisition costs and notes receivable ........           (85)            (9)        (5,969)
                                                                        -----------    -----------    -----------
Cash provided by (used for) investing activities ....................       (77,384)    (1,401,466)        42,358
                                                                        -----------    -----------    -----------

Financing activities --
   Net proceeds from sale and redemption of preferred stock .........          (316)          --             --
   Net proceeds from sale of common stock, and exercise of
     stock options and warrants .....................................        30,911         48,119        329,019
   Proceeds from long-term debt,
     net of issuance costs ..........................................        67,196      1,810,057      1,118,158
   Repayments of long-term debt .....................................       (55,812)      (446,408)    (1,578,413)
   Repurchase of warrant ............................................          --             --          (49,000)
   Other long-term obligations ......................................        (1,604)        (1,152)        12,325
   Dividends paid ...................................................        (3,598)        (1,188)          (525)
   Equity transactions of pooled companies ..........................        (2,269)        (1,516)         4,342
                                                                        -----------    -----------    -----------
Cash provided by (used for) financing activities ....................        34,508      1,407,912       (164,094)
                                                                        -----------    -----------    -----------
Increase (decrease) in cash and cash equivalents ....................          (884)        45,674        (39,159)
Cash and cash equivalents, beginning of period ......................         6,269          5,385         51,079
                                                                        -----------    -----------    -----------
Cash and cash equivalents, end of period ............................   $     5,385    $    51,059    $    11,920
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

   Principles of consolidation and presentation --

         The consolidated financial statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated financial statements and accompanying notes have also been restated to reflect material acquisitions accounted for as poolings-of-interests (See Note 2).

         Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

   Cash and cash equivalents --

         Cash equivalents are investments with original maturities of less than ninety days and are stated at quoted market prices. The cash and cash equivalents includes approximately $21.2 million of outstanding checks at December 31, 1997.

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

   Property and equipment --

         Property and equipment are recorded at cost, which includes interest to finance the acquisition and construction of major capital additions during the development phase, primarily landfills and transfer stations, until they are completed and ready for their intended use. Depreciation is provided on the straight-line method over the estimated useful lives of buildings (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (3-8 years). The cost of landfill airspace, including original

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


acquisition cost and incurred and projected landfill preparation costs, is amortized based on tonnage as landfill airspace is consumed. Management periodically reviews the realizability of its investment in operating landfills. Should events and circumstances indicate that any of the Company's landfills be reviewed for possible impairment, such review for recoverability will be made in accordance with Emerging Issues Task Force Discussion Issue ("EITF") 95-23. The EITF outlines how cash flows for environmental exit costs should be determined and measured.

         Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs which do not improve assets or extend their useful lives are charged to expense as incurred. For the three years ended December 31, 1997, maintenance and repair expenses charged to cost of operations were $18,031,000, $16,389,000 and $54,993,000, respectively. When property is retired, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

   Goodwill --

         Goodwill is the cost in excess of fair value of identifiable assets of acquired businesses and is amortized on a straight-line basis over 40 years. The Company continually evaluates whether events and circumstances have occurred subsequent to its acquisition, that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business segment's discounted future cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable. Goodwill amortization of $4,262,000, $2,247,000 and $23,306,000 is included in depreciation and amortization for the three years in the period ended December 31, 1997, respectively. Accumulated goodwill amortization was $16,614,000 and $39,920,000 at December 31, 1996 and 1997, respectively.

   Other assets --

         Other assets includes notes receivable, landfill closure deposits, deferred charges and miscellaneous non-current assets. Deferred charges include costs incurred to acquire businesses and to obtain equity and debt financing. Upon consummation of an acquisition, deferred costs relating to acquired businesses accounted for as purchases are allocated to goodwill or landfill airspace while costs relating to acquired businesses accounted for as poolings-of-interests are expensed. Direct costs related to acquisitions under evaluation are capitalized and reviewed for realization on a periodic basis. These costs are expensed when management determines that the capitalized costs provide no future benefit. Upon funding of equity and debt offerings, deferred costs are charged to additional paid-in capital or are capitalized as debt issuance costs and amortized using the interest method over the life of the related debt. Miscellaneous assets include consulting and non-competition agreements which are being amortized in accordance with the terms of the respective agreements and contracts, not exceeding 5 years.

   Accrued closure and post-closure costs --

         Accrued closure and post-closure costs represent an estimate of the current value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills currently owned and/or operated by the Company. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by the Company for which it is responsible for closure and post-closure. The present value of estimated future costs are accrued based on accepted tonnage as landfill airspace is consumed. Discounting of future costs is applied where the Company believes that both the amounts and timing of related payments are reliably determinable. The Company periodically updates its estimates of future closure and post-

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     closure costs. The impact of changes determined to be changes in estimates are accounted for on a prospective basis.

   Environmental costs --

         Allied accrues for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded when their receipts are deemed probable.

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

   Acquisition related costs --

         In connection with the 1996 acquisition of substantially all of the non-hazardous solid waste management business conducted by Laidlaw Inc. (the "Laidlaw Acquisition"), the Company incurred approximately $84.6 million in charges primarily associated with the acquisition, which include approximately $51.5 million of environmental related matters for incremental closure and post-closure measures, remediation activities and litigation costs, expected to be disbursed over the next 30 years, $18.4 million of asset impairments and abandonments consisting of $10.8 million related to over 50 noncompetition agreements in several markets where the counterparty no longer poses a significant threat, $4.8 million for discontinued facilities and $2.8 million for market development activities no longer being pursued, and $14.7 million of acquisition liabilities.

         For the three years ended December 31, 1997, costs were $1.5 million, $7.1 million and $5.0 million, respectively, for transaction and integration costs directly related to acquisitions accounted for using the pooling-of-interests method for business combinations.

   Unusual items --

         In December 1996 the Company recorded $5.7 million in unusual charges including $2.0 million in connection with the ongoing investigation and remediation of the Company's Norfolk landfill and $3.7 million of other non-recurring valuation adjustments.

   Other income, net. The Company recorded approximately $1.1 million of other income, comprised of a $5.6 million gain on sale of assets to USA Waste in the fourth quarter of 1997, net of a charge of approximately $4.5 million in connection with the abandonment of certain collection and transfer operations.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



   Extraordinary loss --

1996:
         In July 1996, the Company completed a tender offer (the "Tender Offer") and purchased substantially all of its $100 million 12% Senior Subordinated Notes due 2004 (the "1994 Notes") at the redemption price of $1,157.50 per $1,000 note. An extraordinary charge to earnings related to the Tender Offer of approximately $18.4 million ($11.0 million net of income tax benefit) was charged to earnings in the third quarter of 1996. The Company also received a consent from a majority of the holders of the 1994 Notes to eliminate all substantive financial covenants associated with the remaining 1994 Notes.

         In December 1996, the Company refinanced its $300 million senior revolving credit facility with the proceeds from the senior credit facility related to the Laidlaw Acquisition and recognized an extraordinary charge of approximately $4.0 million ($2.4 million net of income tax benefit).

1997:

     In May 1997, the Company repurchased (the "Repurchase") from Laidlaw Inc. ("Laidlaw") and Laidlaw Transportation, Inc. (collectively, the "Laidlaw Group") for $230 million in cash, the $150 million 7% Junior Subordinated Debenture ($81.6 million book value), the $168.3 million Zero Coupon Debenture ($34.9 million book value, collectively the "Allied Debentures") and the warrant to purchase 20.4 million shares of the Company's common stock, $0.01 par value (the "Common Stock") ($49.0 million book value, the "Warrant"), issued as partial consideration for the Laidlaw Acquisition. An extraordinary charge of approximately $65.7 million ($39.4 million net of income tax benefit) related to the Repurchase was recorded in the second quarter of 1997.

       During June 1997, the Company replaced its Credit Facility (see Note 5) with the Credit Agreement (see Note 5) and recognized an extraordinary charge of approximately $21.6 million ($13.0 million net of income tax benefit) related to prepayment penalties and the write-off of previously deferred debt issuance costs.

         In September 1997, the Company sold 18.6 million shares of common stock with net proceeds of approximately $327.4 million (the "Equity Offering"). In October, the Company used $203 million of the net proceeds to retire a portion of the Term Loan Facility (see Note 5) of the Credit Agreement (see Note 5), $71 million to repay the entire amount outstanding on the Revolving Credit Facility (see Note 5). As a result of the early repayment of debt outstanding under the Term Loan Facility, the Company recognized an extraordinary charge of approximately $1.3 million ($0.8 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs in the third quarter of 1997.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Statements of cash flows --

         The supplemental cash flow disclosures and non-cash transactions for the three years ended December 31, 1997 are as follows (in thousands):

                                                                                       Year Ended December 31,
                                                                                 1995           1996            1997

       Supplemental Disclosures --
         Interest paid...............................................        $    20,922     $    26,667    $   110,475
         Income taxes paid...........................................              2,994           6,301         14,704

       Non-Cash Transactions --
         Common stock, preferred stock or warrants
           issued in acquisitions, as commissions,
           or contributed to 401(k) plan.............................        $       754     $   164,764    $    36,489
         Capital leases .............................................             21,659          19,094         35,491
         Debt and liabilities incurred or assumed
           in acquisitions...........................................             14,434         213,082        194,298
         Debt converted to common stock..............................              6,802           5,485          2,265
         Dividends and interest paid, and
           conversion fee on debt and equity securities
           converted paid in common stock............................              3,490              --             --
         Non-cash purchase and sale of operating businesses..........                 --              --        181,434

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

   Interest rate protection agreements --

     Interest rate protection agreements are used to reduce interest rate risks and interest costs of the Company's debt portfolio. The Company enters into these agreements to change the fixed/variable interest rate mix of the portfolio to reduce the Company's aggregate exposure to increases in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes. Hedge accounting treatment is applied to interest rate derivative contracts that are designated as hedges of specified debt positions. Amounts payable or receivable under interest rate swap agreements are recognized as adjustments to interest expense in the periods in which they accrue. Net premiums paid for derivative financial instruments are deferred and recognized ratably over the life of the instruments. Under hedge accounting treatment, current period income is not affected by the increase or decrease in the fair market value of derivative instruments as interest rates change and these instruments are not reflected in the financial statements at fair market value. Early termination of a hedging instrument does not result in recognition of immediate gain or loss except in those cases when the debt instruments to which a contract is specifically linked is terminated.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Fair value of financial instruments --

         The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments". The Company's Financial Instruments as defined by SFAS No. 107 include cash, money market funds, accounts receivable, accounts payable and long-term debt. The estimated fair value amounts have been determined by the Company at December 31, 1997 using available market information and valuation methodologies described below. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

         The carrying value of cash, money market funds, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments.

   Stock-based compensation plans --

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, ("APB No. 25"). Effective in January 1, 1996, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-based Compensation." SFAS No. 123 requires that companies, which do not elect to account for stock-based compensation as prescribed by the statement, disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures with respect to stock compensation and the related assumptions are used to determine the pro forma effects of SFAS No. 123.

   Accounting pronouncements not yet required to be adopted --

         During 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS 131 "Disclosures About Segments of an Enterprise and Related Information." The new statements are effective for fiscal years beginning after December 15, 1997 and are not expected to have a material impact on the Company's financial statements.

2.  Business Combinations

         Acquisitions accounted for as purchases are reflected in the results of operations since the date of purchase in Allied's consolidated financial statements. The results of operations for acquisitions accounted for as poolings-of-interests are included in Allied's consolidated financial statements for all periods presented. The final determination of the cost, and the allocation thereof, of certain of the Company's acquisitions is subject to resolution of certain contingencies. Once such contingencies are achieved, the purchase price is adjusted. Certain shares issued in connection with business acquisitions have been valued taking into consideration certain restrictions placed on the stock.

         On December 30, 1996, the Company completed the acquisition of substantially all of the non-hazardous solid waste management business conducted by Laidlaw in the United States and Canada, for total consideration of approximately $1.5 billion comprised of cash, Common Stock, a warrant to acquire Common Stock, and subordinated debentures. The cash consideration was financed from the proceeds of the Senior Credit Facility and the sale of the 1996 Notes (see Note 5).

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


         The following table reflects the allocation of purchase price for the Laidlaw Acquisition, giving effect to the Canadian Sale (in thousands):

                Current assets.......................         $    70,137
                Property and equipment...............             353,793
                Goodwill.............................             757,200
                Non-current assets...................               2,550
                Current liabilities..................            (88,759)
                Long-term debt.......................             (4,019)
                Other long-term obligations..........           (106,648)
                                                              -----------
                    Total net assets                          $   984,254
                                                              ===========

         The following table summarizes acquisitions for the three years ended December 31, 1997, excluding the Laidlaw Acquisition:

                                                  1995       1996       1997
                                                -------    --------    -------
     Number of businesses acquired accounted
     for as:
            Poolings-of-interests...........       5           5             9
            Purchases.......................      13          16            26
     Total consideration (in millions)...... $  45.3   $   126.5    $    730.8
     Shares of common stock issued:......... 4,000,040 8,924,374(1) 7,038,456(2)

         (1) Includes 774,794 shares of contingently  issuable common stock.
         (2) Includes 359,516 shares of contingently issuable common stock.

         Revenues and net income have been restated for acquisitions accounted for as poolings-of-interests as presented in the following table (in thousands):

                                                                      Allied
                                                                      Before
                                                                      Pooling             1997          Allied, as
                                                                   Acquisitions         Poolings         Restated

       Year ended December 31, 1997
         Revenues...........................................      $   841,513          $   33,515       $   875,028
         Net income.........................................              358                  54               412
       Year ended December 31, 1996
         Revenues...........................................          246,679              45,006           291,685
         Net loss ..........................................         (79,427)             (1,155)          (80,582)
       Year ended December 31, 1995
         Revenues...........................................          217,544              44,699           262,243
         Net income.........................................           12,381                 749            13,130


    Unaudited pro forma statement of operations data --

         The following table compares, for the year ended December 31, 1996 and 1997, reported consolidated results of operations to unaudited pro forma consolidated data as if all of the companies acquired in 1996 and 1997 accounted for using the purchase method for business combinations were acquired as of January 1, 1996 (in thousands, except per share data):

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



                                                              1996                             1997
                                                 -------------------------------  ---------------------------------
                                                   Reported          Pro Forma      Reported           Pro Forma
         Revenues..............................  $    291,685     $    1,066,220  $     875,028      $    1,026,400
         Operating income......................       (59,067)           190,570        181,631             210,280
         Net income (loss).....................       (80,582)          (83,046)            412               6,941
         Net income (loss) to common
          shareholders.........................       (81,655)          (84,119)             31               6,560
         Net income (loss) per common
          share - basic........................         (1.33)            (1.07)           0.00                0.07
         Net income (loss) per common
          share - diluted......................         (1.27)            (1.02)           0.00                0.07

         This data does not purport to be indicative of the results of operations of Allied that might have occurred nor which might occur in the future.

3.  Assets Held for Sale

         During March 1997, the Company completed the sale of the Company's Canadian non-hazardous solid waste management operations (the "Canadian Sale") for approximately $518 million in cash and sold certain non-core medical waste assets for approximately $6.7 million. No gain or loss was recorded on either sale.

     During the period from January 1, 1997 through March 16, 1997, the date of sale, the Company excluded from consolidated statements of operations and included in net assets held for sale at December 31, 1996, $5.8 million of income from operations and $9.6 million of interest expense attributable to the Canadian operations.

         At December 31, 1996, the net assets held for sale are classified as current assets in the consolidated balance sheet and are summarized as follows (in thousands):

               Cash...............................         $      628
               Accounts receivable, net...........             43,104
               Other current assets...............              6,402
               Property and equipment, net........            165,622
               Goodwill...........................            349,192
               Other long-term assets.............             13,099
               Current liabilities................           (31,338)
               Long-term liabilities..............           (21,993)
                                                           ----------
               Total net assets...................         $  524,716
                                                           ==========

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


4.   Property and Equipment

         Property and equipment at December 31, 1996 and 1997 was as follows (in thousands):

                                                          1996           1997
                                                      -----------  -------------
      Land and improvements.......................   $    40,377   $    103,939
      Land held for permitting as landfills(1)....        66,070         76,476
      Landfills...................................       320,763        756,481
      Buildings and improvements..................        60,879         95,514
      Vehicles and equipment......................       290,278        286,180
      Containers and compactors...................        63,158        135,870
      Furniture and office equipment..............         7,574          9,866
                                                      -----------   ------------
                                                         849,099      1,464,326
      Accumulated depreciation and amortization...      (110,711)      (177,118)
                                                      -----------   ------------
                                                     $   738,388   $  1,287,208
                                                      ===========   ============

         (1) These properties have been approved for use as landfills, and the Company is currently in the process of obtaining the necessary permits.

5.   Long-Term Debt

         Long-term debt at December 31, 1996 and 1997 consists of the following (in thousands):

   To related parties --

                                                              1996        1997
                                                            --------   ---------
Unsecured notes payable to former stockholders, net of
   discount, interest at an effective rate of 14%........ $  110,747  $      --
Unsecured notes payable to stockholders, interest at 12%.      1,862      1,726
                                                            --------   ---------
                                                             112,609      1,726
   Current portion.......................................        136        154
                                                            --------   ---------
                                                          $  112,473  $   1,572
                                                            ========   =========

          In connection with the Laidlaw Acquisition, a subsidiary of the Company issued a $150 million 7% junior subordinated debenture and a $168.3 million zero coupon debenture recorded at a net discounted amount of $77.5 million and $33.2 million, respectively, at December 31, 1996. The debentures were repaid during 1997 with the proceeds from the Senior Discount Notes.

         The $2.0 million notes payable to related parties were issued in April 1995 in accordance with an agreement to acquire certain real estate. This agreement was executed by one of the Company's subsidiaries prior to the Company's acquisition of the subsidiary. The agreement required the payment of an aggregate of $5.6 million to the previous owners upon issuance of a permit to operate a landfill. Subsequent to execution of this agreement, certain previous owners became stockholders of the Company. These notes bear interest at 12% per annum with monthly principal and interest payments through maturity in May 1999 and are guaranteed by the Company.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   To unrelated parties --
                                                                           1996              1997
                                                                        -----------       ---------

Senior credit facilities, weighted average interest
   at 10.03% and 7.5% at December 31, 1996
   and 1997, respectively.........................................      $    975,000   $     438,000
Senior subordinated notes,
   interest at 10.25%
   at December 31, 1996 and 1997, unsecured.......................           525,010         525,000
Senior discount notes, interest at 11.3%..........................               --          254,690
Notes payable to banks,  finance  companies and
   individuals,  weighted  average interest rate of
   10.35% and 6.37% at December 31, 1996 and 1997,
   respectively and principal  payable  through 2014,
   secured by vehicles,  equipment,  real estate,
   accounts receivable or stock of certain subsidiaries...........             9,475          89,600
Notes payable to individuals and a commercial company,
   interest at 5%-12%, principal and interest payable through
   2006, unsecured................................................            12,383          30,247
Obligations under capital leases of vehicles and
   equipment, weighted average interest at
   9.6% and 7.8% at December 31, 1996,
   and 1997, respectively, payable monthly........................            59,376         62,864
                                                                          -----------    -----------
                                                                           1,581,244      1,400,401
   Current portion................................................           536,486         45,692
                                                                          -----------    -----------
                                                                         $ 1,044,758    $ 1,354,709
                                                                          ===========    ===========

         In connection with the Laidlaw Acquisition, the Company and Allied Waste North America, Inc., a wholly owned subsidiary of the Company ("Allied NA"), executed a $1.275 billion credit agreement (the "Credit Facility"). The Credit Facility was comprised of (i) a $300 million revolving credit facility;
(ii) a $475 million 5.5 year senior term loan; (iii) a $100 million 6.5 year Amortization Extended Term Loan AXELTMA; (iv) a $200 million 7.5 year AXELTMB; and (v) a $200 million 8.5 year AXELTMC. In connection with the Canadian Sale, Allied paid approximately $517 million of the Credit Facility. Payments were made on a pro rata basis between the term loan and each of the AXEL traunches as provided by the Credit Facility.

         In June 1997, the Company repaid the Credit Facility and entered into an Amended and Restated Credit Agreement (the "Credit Agreement"). The Credit Agreement provides a six and one-half year senior secured $500 million term loan facility (the "Term Loan Facility") and a six and one-half year senior secured $400 million revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan Facility, the "Senior Credit Facility"). Principal payments on the Term Loan Facility are payable quarterly, beginning in September 1997 and increase from $10 million to $100 million per annum through maturity in December 2003. Principal under the Revolving Credit Facility is due upon maturity. The Senior Credit Facility bears interest at the lesser of (a) a Base Rate, or (b) a Eurodollar Rate, both terms as defined in the Credit Agreement, plus, in either case, an applicable margin. The applicable margin will be adjusted from time to time pursuant to a pricing grid based upon the Company's Total Debt to EBITDA ratio, as defined in the Credit Agreement, and varies between zero percent and 0.75% for Base Rate loans, and 0.75% and 1.75% for Eurodollar loans. In addition, if at any time the Company's Senior Debt Ratio is greater than 2.5 to 1.0, the applicable margin for all loans will be increased by 0.25%.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

         In connection with the Laidlaw Acquisition, Allied NA issued $525 million of 10.25% Senior Subordinated Notes due 2006 (the "1996 Notes") in a Rule 144A offering which was subsequently registered with the Securities and Exchange Commission. Net proceeds from the sale of the 1996 Notes, after the underwriting discounts and other expenses, were approximately $509 million. The net proceeds were used to pay a portion of the cash purchase price of the Laidlaw Acquisition, repay amounts outstanding under the Company's previous $300 million credit facility, fund certain acquisitions and for general corporate purposes. The 1996 Notes cannot be redeemed until December 1, 2001, except under certain circumstances. Prior to December 1, 2001, the 1996 Notes are subject to redemption, at the option of Allied NA, at prices specified in the indenture. At any time prior to December 1, 1999, up to 33% of principal amount of the 1996 Notes will be redeemable, at the option of Allied NA, from the proceeds of one or more public offerings of capital stock by the Company at a redemption price of 110.25% of principal amount, plus accrued interest. The 1996 Notes are guaranteed by the Company and substantially all of Allied NA's subsidiaries, the guarantees of which are expressly subordinated to the guarantees of Allied NA's Senior Credit Facility.

         In May 1997, Allied issued $418 million aggregate face amount of senior discount notes in a private offering (the "Senior Discount Notes"). The Senior Discount Notes were issued at a discount of principal amount and, unless certain provisions are triggered, there will be no periodic cash payments of interest before June 1, 2002. Thereafter, the Senior Discount Notes will accrue cash interest at the rate of 11.30% per annum, payable semi-annually on June 1 and December 1 of each year, commencing December 1, 2002. Allied completed an exchange offer for the Senior Discount Notes on December 16, 1997. The Senior Discount Notes cannot be redeemed until December 1, 2001, except under certain circumstances. Prior to June 1, 2000, up to 33% of principal amount of Senior Discount Notes will be redeemable, at the option of Allied, from the proceeds of one or more public offerings of capital stock by Allied at a redemption premium to their accreted value, plus accrued interest.

   Convertible subordinated debt --

                                                                        1996
Senior Convertible Subordinated Debentures, unsecured......         $    975
Convertible note payable to an individual, unsecured.......              787
                                                                     ---------
                                                                       1,762
   Current portion.........................................               56
                                                                     ---------
                                                                    $  1,706
                                                                     =========
         The Senior Convertible Subordinated Debentures bear interest at 8.5% per annum payable semi-annually, with principal payable in 2002. The debentures are convertible into Allied common shares at $6.00 per share. Warrants to purchase 195,000 common shares at $6.00 per share were issued in connection with the sale of the debentures. In 1997, this debt was converted into 162,500 shares of common stock.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


         The 8% Convertible note payable to an individual was payable quarterly through September 1996. Beginning October 1996, principal and interest was payable in equal monthly installments through October 2006. The note is convertible into Allied common stock at $10.00 per share during the period of January 1997 to December 1998. In 1997, this debt was converted into 75,494 shares of common stock.

   Future maturities of long-term debt --

         Aggregate future maturities of long-term debt outstanding at December 31, 1997 (in thousands):

                                    Maturity                 1997
                                    --------            -----------
                                    1998                $    45,846
                                    1999                     54,920
                                    2000                     74,813
                                    2001                     74,356
                                    2002                     74,798
                                    Thereafter            1,077,394
                                                        -----------
                                                        $ 1,402,127
                                                        ===========

         Future payments under capital leases, the principal amounts of which are included above in future maturities of long-term debt, are as follows at December 31, 1997 (in thousands):

                                            1997
        Maturity            Principal     Interest      Total
        --------          ------------  -----------   ---------
        1998              $     15,606   $    5,090   $  20,696
        1999                    12,540        3,775      16,315
        2000                    10,343        2,791      13,134
        2001                    10,601        1,794      12,395
        2002                    11,894          754      12,648
        Thereafter               1,880          456       2,336
                           -----------   ----------   ---------
                          $     62,864   $   14,660   $  77,524
                           ===========   ==========   =========


   Fair value of debt --

         The Company's 1996 Notes had a fair value of $548.6 million and $577.5 million at December 31, 1996 and 1997, respectively, based upon quoted market prices. The convertible subordinated debt has a fair value of approximately $2.4 million based upon the conversion features of the related instruments and market price of the Company's common stock at December 31, 1996. The fair value of the Zero Coupon Debenture and 7% Debenture approximates book value at December 31, 1996 due to the short passage of time since their origination. The Company's Senior Discount Notes had a value of $292.6 million at December 31, 1997 based upon quoted market prices. Management believes the carrying value of all remaining long-term debt approximates fair value.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Interest rate protection agreements --

         The Company has entered into interest rate protection agreements (the "Agreements"), with reputable national commercial banks and investment banking institutions to reduce its exposure to fluctuations in variable interest rates. A summary of the Agreements outstanding as of December 31, 1997 is as follows:

  Notional Amount        Fixed Rate                   Period
  (in millions)
 $     130                   6.27%          April 1997        -   May 1998
        50                   6.08           September 1997    -   September 2000
        50                   6.06           September 1997    -   March 2000
        50                   5.97           October 1997      -   April 1999
        50                   6.02           October 1997      -   October 1999
        50                   5.90           November 1997     -   November 1999
        50                   5.91           November 1997     -   November 1999

         The Agreements effectively change the Company's interest rate paid on its floating rate long-term debt to a weighted average fixed rate of approximately 6.07% plus applicable margins imposed by the terms of the Credit Agreement at December 31, 1997. The fair value of the Agreements as of December 31, 1997 was approximately $1.5 million, which reflects the estimated amounts that the Company would pay to terminate the Agreements based on quoted market prices of comparable contracts as of December 31, 1997.

         The Company has also entered into an additional interest rate protection agreement with effective dates beginning in the future (the "Forward Agreement"). This Forward Agreement provides continuing protection to fluctuations in variable interest rates as existing Agreements expire and as additional debt is drawn under the Delayed Draw Term Facility of the Senior Credit Facility. A summary of the Forward Agreement is as follows:

  Notional Amount         Fixed Rate                  Period
  (in millions)

 $     130                  6.06%          May 1998          -   May 2001


   Debt covenants --

         The Company's Senior Credit Facility, the 1996 Notes and the Senior Discount Notes, contain warranties and covenants, requiring the maintenance of certain tangible net worth, debt to equity, and cash flow to debt ratios. Additionally, these covenants limit among other things, the ability of the Company to incur additional secured indebtedness, make acquisitions and purchase fixed assets above certain amounts, transfer or sell assets, pay dividends except on certain preferred stock, make optional payments on certain subordinated indebtedness or make certain other restricted payments, create liens, enter into certain transactions with affiliates or consummate a merger, consolidation or sale of all or substantially all of its assets. At December 31, 1997, Allied was in compliance with all applicable covenants.

         Substantially all subsidiaries of the Company are jointly and severally liable for the obligations under the 1997 Notes and the Senior Credit Facility through unconditional guarantees issued by the subsidiaries which are all, except in one minor case, wholly-owned by the Company. No significant restrictions exist regarding the ability of the subsidiary companies to pay dividends or make loans or advances to Allied.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



6.    Closure, Post-Closure and Environmental Costs

   Closure and post-closure costs --

         The net present value of the closure and post-closure commitment is calculated assuming inflation of 2.5% and a risk-free capital rate of 7.0%.
Discounted amounts previously recorded are accreted to reflect the effects of the passage of time. The Company's current estimate of total future payments for closure and post-closure, in accordance with Subtitle D, is $1.0 billion, as shown below, while the present value of such estimate is $245.3 million. At December 31, 1996 and 1997, respectively, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $107.6 million and $140.8 million. The accruals reflect relatively young landfills whose estimated remaining lives, based on current waste flows, range from 1 to over 75 years, with an estimated average remaining life of greater than 30 years.

         The Company's estimate of total future payments for closure and post-closure liabilities for currently owned and operated landfills is as follows (in thousands):

                           1998                      $      19,783
                           1999                             15,087
                           2000                             11,076
                           2001                             12,311
                           2002                             13,261
                           Thereafter                      951,775
                                                     -------------
                                                     $   1,023,293
                                                     =============
   Environmental costs --

         In  connection  with  the  Laidlaw   Acquisition,   Allied  engaged  an
independent environmental consulting firm to assist in conducting an environmental assessment of the real property owned by subsidiaries acquired from Laidlaw or other third-parties, and properties under the management of companies acquired from Laidlaw. Several contaminated landfills and other properties were identified, two of which are owned by subsidiaries of the Company, that would require those subsidiaries to incur costs for incremental closure and post-closure measures, remediation activities and litigation costs. The costs of performing the investigation, design, remediation and the allocation of responsibility to the subsidiaries of Allied vary significantly between sites. Based on information available to the Company, Allied recorded a provision of $51.5 million for environmental matters at sites acquired from Laidlaw, including closure and post-closure costs, in the 1996 statement of operations and expects these amounts to be disbursed over the next 30 years.

         The ultimate amounts for environmental liabilities cannot be determined and estimates of such liabilities made by the Company, after consultation with its independent environmental engineers, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where the Company has concluded that its estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in the Company's assessment to date, the recorded liabilities will be periodically evaluated as additional information becomes available to ascertain that the accrued liabilities are adequate. The Company has determined that the recorded liability for environmental matters as of December 31, 1996 and 1997 of approximately $45.0 million and $62.5 million, respectively, represents the most probable outcome of these contingent matters. The Company does not expect that adjustments to estimates, which are

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on the Company's consolidated liquidity, financial positions or results of operations.


7.  Stockholders' Equity

         The authorized, issued and outstanding shares of the Company's classes of capital stock were as follows:

                                                                       Issued and Outstanding
                                      Liquidation                          at December 31,
                                      Preference     Authorized
                                      per Share        Shares          1996            1997
                                      ---------    -------------  --------------  ---------------

Preferred stock, $.10 par --
   Series C Convertible.............   $     10          800,000              --               --
   Series D Convertible.............         15          267,000              --               --
   Series E Convertible.............      5,000            3,000              --               --
   9% Cumulative Convertible........      1,000           30,000              --               --
   $90 Cumulative Convertible.......      1,000           20,000              --               --
   7% Cumulative Convertible........      1,000          100,000           9,907               --
Common stock, $.01 par, net of
   570,048 treasury shares..........         --      200,000,000      78,461,266      103,563,906

         Dividends declared and accrued on the Company's classes of preferred stock were as follows:

                                                          Dividends Declared                  Accrued Dividends at
                                                  For The Years Ended December 31,                December 31,
                                                   1995         1996          1997             1996         1997
Series D Convertible......................       $     184    $       1    $       --        $     --     $     --
9% Cumulative Convertible.................           2,466          377            --              --           --
$90 Cumulative Convertible................             560           --            --              --           --
7% Cumulative Convertible.................             698          695           381             144           --
Series E Cumulative Convertible...........             162           --            --              --           --
                                                 ---------    ---------    ----------        --------     --------
                                                 $   4,070    $   1,073    $      381        $    144     $     --
                                                 =========    =========    ==========        ========     ========

          During 1995, the Series E preferred stock, the Series C preferred stock and $90 preferred stock was converted into Common Stock. During 1996, the Series D preferred stock and 9% preferred stock was converted into Common Stock. During 1997, the 7% preferred stock was converted into Common Stock.

  Warrants to purchase common stock --

         Warrants to purchase common shares at December 31, 1996 and 1997 are summarized as follows:

                                                    1996             1997
                                                  ----------      -----------
   Number of shares.......................        22,645,166       858,942
   Purchase price per share...............      $3.37 -- $13.50  $4.60 -- $7.00
   Expiration dates.......................       1997 -- 2008     1998 -- 2005

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



In connection with the Laidlaw Acquisition, the Company issued a warrant to Laidlaw for the purchase of 20,400,000 shares of Common Stock at an exercise price of $8.25 per share. The Company repurchased this warrant from Laidlaw during 1997.

8.  Stock Option Plans

         The 1991 Incentive Stock Plan ("1991 Plan"), the 1993 Incentive Stock Plan ("1993 Plan") and the 1994 Incentive Stock Plan ("1994 Plan") provide for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock and stock bonuses. The maximum number of shares which may be granted under the 1991 Plan may not exceed the greater of 750,000 common shares or 7.5% of the number of common shares outstanding at the end of a preceding fiscal quarter (4,463,778 shares at December 31, 1997). An additional 500,000 and 1,000,000 common shares may be granted under the 1993 Plan and the 1994 Plan, respectively. The exercise price, term and other conditions applicable to each option granted are generally determined by the Compensation Committee of the Board of Directors.

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

         A summary of the status of the Company's stock option plans at December 31, 1995, and 1996 and 1997 and for the years then ended is presented in the table and narrative below:

                                                                        Years Ended December 31,
                                                                1995                1996                1997
Options outstanding, beginning of period.........               1,575,739           2,849,568          4,308,694
   Options granted...............................               1,493,469           1,747,550          3,153,775
   Options exercised.............................               (183,606)           (277,016)          (457,780)
   Options terminated............................                (36,034)            (11,408)          (104,333)
                                                            -------------    ----------------    ---------------
Options outstanding, end of period...............               2,849,568           4,308,694          6,900,356
                                                            =============    ================    ===============
Options exercisable, end of period...............               1,774,456           2,170,086          3,498,598
Weighted average fair value of options granted...           $        4.66    $           8.64    $          8.25

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

                                      For the Years Ended December 31,
                                    1995             1996          1997

   Risk free interest rate....  6.0% to 7.6%    5.2% to 6.7%    5.8% to 7.6%
   Expected life..............       8 years       5-8 years         5 years
   Dividend rate..............            0%              0%              0%
   Expected volatility........           51%             49%      25% to 50%

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


         Using  these  assumptions,  pro forma net income  (loss) and net income
(loss) per share would reflect additional compensation expense recognized over the vesting periods of the options. The pro forma loss for 1997 includes the impact of certain options that fully vested in 1997 due to a change in control. The resulting pro forma net income (loss), in thousands, and pro forma net income (loss) per share is as follows:

                                              For the Years Ended December 31,
                                                 1995      1996        1997
Net income (loss):             As reported     $ 13,130  $(80,582) $     412
                               Pro forma         12,389   (82,239)   (11,359)

Net income (loss) per share:   As reported     $   0.30  $ (1.26)  $    0.00
                               Pro forma           0.28    (1.28)      (0.12)


         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1997 which are fully vested, partially vested and non-vested:

                                    Fully           Partially          Non-
                                    Vested            Vested          Vested
                                ---------------  --------------  ---------------
Options outstanding:
 Range of exercise prices.......$3.00 to $16.88  $4.50 to $9.50  $4.27 to $15.88
 Number outstanding.............      2,908,073       1,642,243        2,350,040
 Weighted average remaining life        6 years         8 years          9 years
 Weighted average exercise price          $6.25           $8.81           $10.31
Options exercisable:
 Range of exercise prices.......$3.00 to $16.88  $4.50 to $9.50               --
 Number outstanding.............      2,908,073         590,525               --
 Weighted average remaining life        6 years         8 years               --
 Weighted average exercise price          $6.25           $8.71               --

9.  Net Income (Loss) Per Common Share

         Net income (loss) per common share is calculated by dividing net income
(loss), less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period as restated to reflect acquisitions accounted for as poolings-of-interests. The computation of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share data):

                                                                                  Year Ended December 31,
                                                                       1995             1996              1997
Basic earnings per share computation:
   Income (loss) before extraordinary item....................    $       13,130    $     (67,171)   $      53,617
   Less: Preferred stock dividends............................           (4,070)          (1,073)            (381)
         Conversion fee on equity securities converted........           (2,151)               --               --
                                                                  --------------    -------------    -------------
   Income (loss) before extraordinary item
     available to common shareholders.........................    $        6,909    $     (68,244)   $      53,236
                                                                  ==============     =============   =============

     Weighted average common shares outstanding
     during the period........................................            40,559           61,364           87,045
                                                                  ==============    =============    =============

   Basic earnings per share before extraordinary item.........    $         0.17    $      (1.11)    $        0.61
                                                                  ==============    =============    =============

Diluted earnings per share computation:
   Income (loss) before extraordinary item
     available to common shareholders.........................    $        6,909    $     (68,244)   $      53,236
                                                                  ==============    ==============   =============

   Weighted average common
     shares outstanding during the period.....................            40,559           61,364           87,045
   Effect of stock options and warrants,
     assumed exercisable......................................             1,771            1,777            6,126
   Effect of Series C preferred stock, assumed converted......               234               --               --
   Effect of shares assumed issued
     pursuant to earn-out agreements..........................             1,215              968              273
                                                                  --------------    -------------    -------------
   Total Shares...............................................            43,779           64,109           93,444
                                                                  ==============    =============    =============
   Diluted earnings per share before extraordinary item.......    $         0.16    $      (1.06)    $        0.57
                                                                  ==============    =============    =============

         Conversion has not been assumed for Series D preferred stock and 9% preferred stock, as the effect would not be dilutive for 1995 and 1996. Additionally, conversion has not been assumed for stock options and warrants in 1996, nor has conversion been assumed for 7% preferred stock and convertible notes in 1995, 1996 and 1997, as the effects would not be dilutive.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


         In 1997, the Company adopted SFAS No. 128 "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings for 1995 and 1996 were restated. The effect of this accounting change on previously reported earnings per share data was as follows:
                                                1995                1996
                                              ---------          ---------
  Per share amounts

  Primary earnings per share                  $   0.16            $  (1.09)
  Effect of SFAS No. 128                          0.01               (0.02)
                                              ---------          ----------
  Basic earnings per share as restated            0.17            $  (1.11)
                                              =========          ==========

  Fully diluted earnings per share            $   0.16            $  (1.06)
  Effect of SFAS No. 128                            --                   --
                                              ---------          ----------
  Diluted earnings per share as restated      $   0.16            $  (1.06)
                                              =========          ==========

10.  Income Taxes

         The Company accounts for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax basis of assets, other than goodwill, and liabilities, and the differences are measured using the income tax rate in effect in the year of measurement.

         The Company and its subsidiaries file a consolidated federal income tax return. As of December 31, 1997, Allied had a net operating loss carryforward ("NOLC") for federal income tax purposes of approximately $3.7 million. The NOLC, which expires beginning in 2004, is available to offset future taxable income subject to potential limitations. The Company has placed a valuation reserve on this NOLC to reflect limitations from separate Company filing rules.

The components of the income tax provision (benefit) consist of the following (in thousands):

                                                Year Ended December 31,
                                           1995         1996         1997

     Current tax provision..........   $  4,724     $    947    $   75,793
     Deferred provision (benefit)...      5,078       (1,422)      (38,741)
                                       -----------  ----------- -----------
     Total                             $  9,802     $   (475)   $   37,052
                                       ===========  =========== ===========

Reconciliation of the federal statutory tax rate to the Company's effective rate is as follows:


                                                      Year Ended December 31,
                                                      1995     1996      1997

  Federal statutory tax rate........................  35.0%   (35.0)%    35.0%
  Consolidated state taxes, net of federal benefit..   5.0     (5.0)      3.1
  Taxes of pooled companies.........................  (3.5)     0.6       1.5
  Amortization of goodwill..........................   3.8      2.3       0.6
  Potential tax goodwill greater than book goodwill.    --     34.7        --
  Other permanent differences.......................   2.4      1.7       0.7
                                                     ------    -----     -----
  Effective tax rate................................  42.7%    (0.7)%    40.9%
                                                     ======    =====     =====

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



Tax benefits on the extraordinary items in 1996 and 1997 were based on the Company's then ordinary combined federal and state rate of 40%.

         The net current deferred tax asset of $5.8 million and $5.3 million, as of December 31, 1996 and 1997, respectively, consists of the current benefit expected to be obtained from the utilization of the Company's NOLCs and its alternative minimum tax credits. These amounts include a valuation allowance of $1.3 million, as of December 31, 1996 and 1997 to reflect possible limitations on the ability to use NOLCs for separate company federal and state filing purposes.

The components of the net long-term deferred tax liability are as follows (in thousands):

                                                        Year Ended December 31,
                                                          1996         1997
 Deferred tax liability relating primarily to property
   consisting of landfill assets and debt basis
   differences........................................   $ 78,700   $ 17,056
                                                        ---------   ---------

 Deferred tax assets relating to:
   Closure and post-closure reserves..................      1,883        954
   Other reserves and estimated expenses..............     23,722      1,341
                                                        ---------   ---------

   Deferred tax assets................................     25,605      2,295
                                                        ---------   ---------

 Net long-term deferred tax liability.................   $ 53,095    $ 14,761
                                                        =========   =========

         The change in the long-term deferred tax liability includes deferred taxes related to 1997 acquisitions where the financial basis of assets acquired exceeded the tax basis of those assets.

11.  Commitments and Contingencies

         The Company is subject to extensive and evolving laws and regulations and has implemented its own environmental safeguards to respond to regulatory requirements. In the normal course of conducting its operations, Allied may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgements against the Company which may have an impact on earnings for a particular period. Management expects that such matters in process at December 31, 1997 which have not been accrued in the consolidated balance sheet will not have a material adverse effect on the Company's consolidated liquidity, financial position or results from operations.

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

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



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

         In connection with certain acquisitions, the Company has entered into agreements to pay royalties based on waste tonnage disposed at specified landfills. The royalties are generally payable quarterly and amounts earned but not paid are accrued in the accompanying consolidated balance sheets.

         Allied has operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

                                             December 31, 1997
                           1998             $            5,236
                           1999                         11,287
                           2000                          9,053
                           2001                          7,083
                           2002                          5,551
                           Thereafter                   20,913

Rental expense under such operating leases was $3,200,000, $6,848,000 and $9,234,000 for the three years ended December 31, 1997, respectively.

         The Company has entered into employment agreements with certain of its executive officers for periods up to five years. The Company has agreed to severance pay amounts equal to a multiple of defined compensation under certain circumstances. In the event of a material change in control or termination of all executive officers under such agreements, Allied would be required to make payments of approximately $9.6 million.

         Allied carries a broad range of insurance coverage for protection of its assets and operations from certain risks including environmental impairment liability insurance for certain landfills.

         The Company has issued bank letters of credit, performance bonds and other guarantees in the aggregate amount of approximately $359.2 million at December 31, 1997. These financial instruments are issued in the normal course of business and are not reflected in the accompanying balance sheets. The underlying obligations of the financial instruments are valued based on the likelihood of performance being required. Management does not expect any material losses to result from these off balance sheet instruments based on historical results, and therefore, is of the opinion that the fair value of these instruments is zero.

12.  Related Party Transactions

         Transactions with related parties are entered into only upon approval by a majority of the independent directors of the Company and only upon terms comparable to those that would be available from unaffiliated parties.

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


         The Company leases certain properties and equipment in Illinois from related parties resulting from prior year acquisitions. In connection with these leases, payments of $69,000 and $45,000 for the years ended December 31, 1995 and 1996, respectively, were made to officers of the Company.

         The Company made a payment of $254,000 in 1995, on a life insurance policy for a related party assumed in a 1994 acquisition. A trust of the related party is the beneficiary of the policy.

         In connection with the receipt in April 1995 of all permits necessary to develop a landfill on certain real estate acquired in July 1992, the Company was obligated to pay $5.6 million to the previous owners of the real estate, including current stockholders of the Company. During the years ended December 31, 1996 and 1997, the Company paid principal of $121,000 and $136,000, respectively, to these stockholders. The Company has approximately $1.7 million in promissory notes payable to these stockholders outstanding at December 31, 1997.

         In  connection  with  the  successful   completion  of  certain  market
development projects during 1997, Allied paid approximately $2.5 million to a former owner of an acquired company and a director of the Company.


13. Summarized Financial Information of Allied Waste North America, Inc.

         As discussed in Note 5, the 1996 Notes issued by Allied NA (a consolidated subsidiary of the Company) are guaranteed by Allied. The separate complete financial statements of Allied NA have not been included herein as management has determined that such disclosure is not considered to be material. However, summarized balance sheet information for Allied NA and subsidiaries as of December 31, 1996 and 1997 is as follows (in thousands):

                Summarized Consolidated Balance Sheet Information

                                          December 31, 1996    December 31, 1997
Current assets...........................   $    693,190        $     187,459
Property and equipment, net..............        738,388            1,287,208
Goodwill.................................        857,350              899,144
Other non-current assets.................         49,339               74,848
Current liabilities......................        673,733              222,809
Long-term debt, net of current portion...      1,048,190            1,101,591
Due to parent............................        354,468              731,983
Due to Allied Canada Finance, Ltd........        110,747              152,825
Other long-term obligations..............        229,588              268,943
Retained deficit.........................        (78,460)             (29,492)

         On November 25, 1996, substantially all of the operating assets and liabilities of Allied were contributed from Allied to Allied NA. The results of operations from inception to December 31, 1996 were not material except for the acquisition related costs and unusual items (see Note 1).

                          ALLIED WASTE INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Summarized Statement of Operations Information

                                                                  Year Ended
                                                              December 31, 1997
                                                              -----------------
     Total revenue........................................     $    875,028
     Total operating costs and expenses...................          693,397
     Operating income.....................................          181,631
     Net income before extraordinary loss.................           62,633
     Extraordinary loss, net..............................           13,831
     Net income...........................................           48,802

14.  Subsequent Events (unaudited)

     Subsequent to December 31, 1997, the Company acquired 12 operating solid waste businesses with annual revenues of approximately $33.3 million for consideration of approximately $55.0 million, of which $22.3 million consists of approximately 1 million shares of Common Stock.

Item 9.    Changes in and Disagreements on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

         Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Proxy Statement for the 1998 Annual Meeting of Stockholders.

Item 11.   Executive Compensation

         Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Proxy Statement for the 1998 Annual Meeting of Stockholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         Information required by this item is incorporated by reference to the material appearing under the headings "Election of Directors" and "Certain Stockholders" in the Proxy Statement for the 1998 Annual Meeting of Stockholders.

Item 13.   Certain Relationships and Related Transactions

         Information required by this item is incorporated by reference to the material appearing under the heading "Certain Relationships and Related Transactions" in the Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                     PART IV

Item 14.   Financial Statement Schedules, Exhibits and Reports on Form 8-K

         Financial Statement Schedules --

         Schedules have been omitted since the information required to be submitted has been included in the Consolidated Financial Statements of Allied Waste Industries, Inc. or the notes thereto, or the required information is not applicable.

Exhibits --

2.1 Stock Purchase Agreement dated September 17, 1996 among the Company, Allied NA, 3294862 Canada Inc., Laidlaw Inc., Laidlaw Transportation, Inc., Laidlaw Waste Systems, Inc., Laidlaw Waste Systems (Canada) Ltd. and Laidlaw Medical Services Ltd. Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 2, 1996, is incorporated herein by reference.
2.2      Purchase  Agreement relating to the 1996 Notes dated November 25, 1996.
         Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 19, 1996, is incorporated herein by reference.
2.3 Share Purchase Agreement dated January 15, 1997 among the Company, Allied Waste Holdings (Canada) Ltd., Laidlaw Waste Systems, Inc., USA Waste Services, Inc. and Canadian Waste Services, Inc. Exhibit 10.0 to the Company's Current Report on Form 8-K dated January 30, 1997, is incorporated herein by reference.
3.1 Amended Certificate of Incorporation of the Company (Incorporated herein be reference to Exhibit 3.1 to the Company's report on Form 10-K for the fiscal year ended December 31, 1996.).
3.2 Certificate of Designation, Preferences, Rights and Limitations of 7% Cumulative Convertible Preferred Stock, par value $.10 per share dated April 27, 1994. Exhibit 3.2 to Post-Effective

         Amendment Number 1 to the Company's Registration Statement on Form S-1 (No. 33-75070) is incorporated herein by reference.
3.3      Amended and Restated Bylaws of the Company as of May 13, 1997.  Exhibit
         3.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
4.1 Specimen certificate for shares of Common Stock par value $.01 per share. Exhibit 4.2 of the Company's Registration Statement on Form S-1 (No. 33-48507) is incorporated herein by reference.
4.2 Indenture relating to the 1994 Notes dated January 15, 1994 between the Company and First Trust National Association, as trustee ("First Trust"). Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.
4.3 Specimen certificate representing the 1994 Notes. Exhibit 4.2 of the Company's Registration Statement on Form S-1 (No. 33-48507) is incorporated herein by reference.
4.4 Second Supplemental Indenture relating to the 1994 Notes dated June 30, 1994 between the Company and First Trust. Exhibit 1.1 to the Company's Current Report on Form 8-K dated December 29, 1994, is incorporated herein by reference.
4.5 Third Supplemental Indenture relating to the 1994 Notes dated January 31, 1995 between the Company and First Trust. Exhibit 10.3 to the
         Company's Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.
4.6 Fourth Supplemental Indenture relating to the 1994 Notes dated January 23, 1996, between the Company and First Trust. Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 22, 1996, is incorporated herein by reference.
4.7 Fifth Supplemental Indenture relating to the 1994 Notes dated July 30, 1996 between the Company and First Trust. Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated August 14, 1996, is incorporated herein by reference.
4.8 Indenture relating to the 1996 Notes dated February 28, 1997 between the Company and First Trust. Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
4.9 1991 Incentive Stock Plan of the Company. Exhibit 10.T to the Company's Form 10 dated May 14, 1991, is incorporated herein by reference.
4.10 1991 Non-Employee Director Stock Plan of the Company. Exhibit 10.U to the Company's Form 10 dated May 14, 1991, is incorporated herein by reference.
4.11 1993 Incentive Stock Plan of the Company. Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.
4.12 1994 Amended and Restated Non-Employee Director Stock Option Plan of the Company. Exhibit B to the Company's Definitive Proxy Statement in accordance with Schedule 14A dated April 28, 1994, is incorporated herein by reference.
4.13 Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.
4.14 Amended and Restated 1994 Incentive Stock Plan. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated May 31, 1996, is incorporated herein by reference.
4.15 Indenture, dated as of May 15, 1997, by and among the Company and First Bank National Association with respect to the Senior Discount Notes and Exchange Notes. Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-31231) is incorporated herein by reference.
4.16 Indenture, dated as of December 1, 1996, by and among the Company, the Guarantors and First Bank National Association with respect to the 1996 Notes and Exchange Notes. Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
4.17 First Supplemental Indenture dated December 30, 1996 related to the 1996 Notes. Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
4.18 Second Supplemental Indenture dated April 30, 1997 related to the 1996 Notes. Exhibit 4.3 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.

4.19 Senior Subordinated Guarantee dated as of December 1, 1996 related to the 1996 Notes. Exhibit 4.5 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
4.20     Amendment No. 1 to the 1991 Incentive Stock Plan dated November 1,
         1996.*
10.1 Agreement dated September 17, 1996, between Allied Waste Industries, and the Laidlaw Group. Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 2, 1996, is incorporated herein by reference.
10.2 Credit Agreement among the Company, Allied NA, and the various lenders represented by Goldman Sachs Credit Partners, L.P., Credit Suisse and Citibank, N.A. dated December 30, 1996. Exhibit 10.11 to the Company's report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.
10.3 Securities Purchase Agreement dated April 21, 1997 between Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.; Laidlaw Inc. and Laidlaw Transportation, Inc.; and Allied Waste Industries. Exhibit
         10.1 to the Company's report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
10.4 Shareholders Agreement dated as of April 14, 1997 between Allied Waste Industries, Inc. and Apollo Investment Fund III. L.P., Apollo Overseas Partners III. L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P. Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
10.5 Amended and Restated Shareholders Agreement dated as of April 21, 1997 between Allied Waste Industries, Inc. and Apollo Investment Fund III. L.P., Apollo Overseas Partners III. L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P. Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
10.6 Registration Rights Agreement dated as of April 21, 1997 between Allied Waste Industries, Inc. and Apollo Investment Fund III. L.P., Apollo Overseas Partners III. L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P. Exhibit 10.4 to the Company's report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
10.7 Amended and Restated Credit Agreement dated as of June 5, 1997 among the Company, Allied Waste North America, the Lenders referred to therein and Credit Suisse First Boston, Goldman Sachs Credit Partners L.P., and Citibank, N.A., as agents. Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
10.8 Executive Employment Agreement between the Company and with Henry L. Hirvela dated June 6, 1997. Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
10.9 Third Amendment to Executive Employment Agreement between the Company and with Thomas H. Van Weelden dated January 30, 1997. Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
10.10 Executive Employment Agreement between the Company and with Larry D. Henk dated June 6, 1997. Exhibit 10.4 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
10.11 Executive Employment Agreement between the Company and with Steven M. Helm dated June 6, 1997 Exhibit 10.5 to he Company's report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
10.12 Third Amendment to Executive Employment Agreement between the Company and with Roger A. Ramsey dated January 30, 1997. Exhibit 10.6 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.

10.13 Registration Rights Agreement, dated as of December 5, 1996, by and among the Company, Goldman, Sachs & Co., Merrill Lynch & Co., and Credit Suisse First Boston. Exhibit 10.1 to the Company's Registration Statement on Form S-4 (No. 333-31231) is incorporated herein by reference.
10.14 Executive Employment Agreement between the Company and with Peter S. Hathaway dated June 6, 1997.*
10.15 Executive Employment Agreement between the Company and with Michael G. Hannon dated June 6, 1997.*
10.16 Share Purchase Agreement between Allied Waste Industries, Inc. and Allied Waste Holdings (Canada) Ltd. and Laidlaw Waste Systems,
         Inc. and USA Waste Services, Inc. and Canadian Waste Services,
         Inc. dated January 15, 1997.  Exhibit 10.0 to the Company's report on Form 8-K dated January 30, 1997 is incorporated herein by reference.
12       Ratio of earnings to fixed charges.*
21 Subsidiaries of the Registrant.. Exhibit 21 to the Company's report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.
23.1     Consent of Arthur Andersen LLP.*
27.1          Financial  Data  Schedule  for the year ended  December 31, 1997.*
27.2          Restated Financial Data Schedule for the year ended
              December 31, 1996.*
27.3          Restated Financial Data Schedule for the year ended
              December 31, 1995.*
27.4          Restated  Financial Data Schedule for the three months ended March
              31,  1997.*
27.5          Restated Financial Data Schedule for the six months ended June 30,
              1997.*
27.6 Restated Financial Data Schedule for the nine months ended September 30, 1997.*
27.7          Restated  Financial Data Schedule for the three months ended March
              31,  1996.*
27.8          Restated Financial Data Schedule for the six months ended June 30,
              1996.*
27.9 Restated Financial Data Schedule for the nine months ended September 30, 1996.*


*        Filed herewith.

 Reports on Form 8-K during the Quarter Ended December 31, 1997--

  November 4, 1997      The Company's current report on Form 8-K reports
                        the acquisition of Wayne County Disposal - Oakland, Inc.
                        and Wayne County Disposal - Canton, Inc. and pro forma financial statements related to these acquisitions.

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this Report to be signed on its behalf by the undersigned, in the City of Scottsdale, State of Arizona, on March 30, 1998.

                                          ALLIED WASTE INDUSTRIES, INC.

                                          By:   /s/HENRY L. HIRVELA
                                                 Henry L. Hirvela
                                          Vice President-Chief Financial officer
                                               (Principal Financial Officer)

                                          By:   /s/JAMES S. ENG
                                                   James S. Eng
                                               Corporate Controller
                                            (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 1998.

       Signature                                   Title

  /s/ROGER A. RAMSEY             Director and Chairman of the Board of Directors
      Roger A. Ramsey

  /s/THOMAS H. VAN WEELDEN       Director, President and Chief Executive Officer
     Thomas H. Van Weelden

  /s/HENRY L. HIRVELA            Vice President - Chief Financial Officer
     Henry L. Hirvela            (Principal Financial Officer)

  /s/PETER S. HATHAWAY           Vice President - Chief Accounting Officer
     Peter S. Hathaway

  /s/NOLAN LEHMANN               Director
     Nolan Lehmann

  /s/ALAN B. SHEPARD             Director
     Alan B. Shepard

  /s/BRIAN A. O'LEARY            Director
     Brian A. O'Leary

 /s/JAMES S. ENG                 Corporate Controller
     James S. Eng                (Principal Accounting Officer)

  /s/MICHAEL GROSS                 Director
     Michael Gross

  /s/DAVID B. KAPLAN               Director
     David B. Kaplan

  /s/ANTONY P. RESSLER             Director
     Antony P. Ressler

  /s/HOWARD A. LIPSON              Director
     Howard A. Lipson

  /s/DENNIS HENDRIX                Director
     Dennis Hendrix

  /s/WARREN B. RUDMAN              Director
     Warren B. Rudman

  /s/VINCENT TESE                  Director
     Vincent Tese

                                  EXHIBIT INDEX


Exhibit #     Exhibit                                                      Page


2.1 Stock Purchase Agreement dated September 17, 1996 among the Company, Allied NA, 3294862 Canada Inc., Laidlaw Inc., Laidlaw Transportation, Inc.,Laidlaw Waste Systems, Inc., Laidlaw Waste Systems (Canada) Ltd. and Laidlaw Medical Services Ltd. Exhibit
              2.1 to the Company's Current Report on Form 8-K dated October 2, 1996, is incorporated herein by reference.
2.2 Purchase Agreement relating to the 1996 Notes dated November 25, 1996. Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 19, 1996, is incorporated herein by reference.
2.3 Share Purchase Agreement dated January 15, 1997 among the Company, Allied Waste Holdings (Canada) Ltd., Laidlaw Waste Systems, Inc., USA Waste Services, Inc. and Canadian Waste Services, Inc.
              Exhibit 10.0 to the Company's Current Report on Form 8-K dated January 30, 1997, is incorporated herein by reference.
3.1 Amended Certificate of Incorporation of the Company Incorporated herein by reference to Exhibit 3.1 to the Company's report on Form 10-K for the fiscal year ended December 31, 1996.).
3.2 Certificate of Designation, Preferences, Rights and Limitations of 7% Cumulative Convertible Preferred Stock, par value $.10 per share dated April 27, 1994. Exhibit 3.2 to Post-Effective Amendment Number 1 to the Company's Registration Statement on
              Form S-1 (No. 33-75070) is incorporated herein by reference.
3.3           Amended and Restated Bylaws of the Company as of May 13, 1997.
              Exhibit 3.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
4.1 Specimen certificate for shares of Common Stock par value $.01 per share. Exhibit 4.2 of the Company's Registration Statement on Form S-1 (No. 33-48507) is incorporated herein by reference.
4.2 Indenture relating to the 1994 Notes dated January 15, 1994 between the Company and First Trust National Association, as trustee ("First Trust"). Exhibit 4.1 to the Company's Registration Statement on Form S-1(No.33-73110) is incorporated herein by reference.
4.3 Specimen certificate representing the 1994 Notes. Exhibit 4.2 of the Company's Registration Statement on Form S-1 (No. 33-48507) is incorporated herein by reference.
4.4 Second Supplemental Indenture relating to the 1994 Notes dated June 30, 1994 between the Company and First Trust. Exhibit 1.1 to the Company's Current Report on Form 8-K dated December 29, 1994, is incorporated herein by reference.
4.5 Third Supplemental Indenture relating to the 1994 Notes dated January 31, 1995 between the Company and First Trust. Exhibit
              10.3 to the Company's Quarterly Report on Form 10-Q dated
              August 10, 1995, is incorporated herein by reference.
4.6 Fourth Supplemental Indenture relating to the 1994 Notes dated January 23, 1996, between the Company and First Trust.
              Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 22, 1996, is incorporated herein by reference.
4.7           Fifth Supplemental Indenture relating to the 1994 Notes dated
              July 30, 1996 between the Company and First Trust. Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated
              August 14, 1996, is incorporated herein by reference.
4.8 Indenture relating to the 1996 Notes dated February 28, 1997 between the Company and First Trust. Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.

4.9 1991 Incentive Stock Plan of the Company. Exhibit 10.T to the Company's Form 10 dated May 14, 1991, is incorporated herein by reference.
4.10 1991 Non-Employee Director Stock Plan of the Company. Exhibit 10.U to the Company's Form 10 dated May 14, 1991, is incorporated herein by reference.
4.11 1993 Incentive Stock Plan of the Company. Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.
4.12 1994 Amended and Restated Non-Employee Director Stock Option Plan of the Company. Exhibit B to the Company's Definitive Proxy Statement in accordance with Schedule 14A dated April 28, 1994, is incorporated herein by reference.
4.13 Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.
4.14 Amended and Restated 1994 Incentive Stock Plan. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated May 31, 1996, is incorporated herein by reference.
4.15 Indenture, dated as of May 15, 1997, by and among the Company and First Bank National Association with respect to the Senior Discount Notes and Exchange Notes Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-31231) is incorporated herein by reference.
4.16 Indenture, dated as of December 1, 1996, by and among the Company, the Guarantors and First Bank National Association with respect to the 1996 Notes and Exchange Notes. Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
4.17 First Supplemental Indenture dated December 30, 1996 related to the 1996 Notes.Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
4.18 Second Supplemental Indenture dated April 30, 1997 related to the 1996 Notes. Exhibit 4.3 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
4.19 Senior Subordinated Guarantee dated as of December 1, 1996 related to the 1996 Notes. Exhibit 4.5 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
4.20          Amendment No. 1 to the 1991 Incentive Stock Plan dated November 1,
              1996.*
10.1 Agreement dated September 17, 1996, between Allied Waste Industries, Inc., and the Laidlaw Group. Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 2, 1996, is incorporated herein by reference.
10.2 Credit Agreement among the Company, Allied NA, and the various lenders represented by Goldman Sachs Credit Partners, L.P., Credit Suisse and Citibank, N.A. dated December 30, 1996. Exhibit 10.11 to the Company's report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.
10.3 Securities Purchase Agreement dated April 21, 1997 between Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.; Laidlaw Inc. and Laidlaw Transportation, Inc.; and Allied Waste Industries. Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
10.4 Shareholders Agreement dated as of April 14, 1997 between Allied Waste Industries, Inc. and Apollo Investment Fund III. L.P., Apollo Overseas Partners III. L.P., and Apollo(U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P.,

              Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P. Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
10.5 Amended and Restated Shareholders Agreement dated as of April 21, 1997 between Allied Waste Industries, Inc. and Apollo Investment Fund III. L.P., Apollo Overseas Partners III. L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.
              Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
10.6 Registration Rights Agreement dated as of April 21, 1997 between Allied Waste Industries, Inc. and Apollo Investment Fund III. L.P., Apollo Overseas Partners III. L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital
              Partners II L.P. and Blackstone Family Investment Partnership II L.P. Exhibit 10.4 to the Company's report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
10.7 Amended and Restated Credit Agreement dated as of June 5, 1997 among the Company, Allied Waste North America, the Lenders referred to therein and Credit Suisse First Boston, Goldman Sachs Credit Partners L.P., and Citibank, N.A., as agents. Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended
              June 30, 1997 is incorporated herein by reference.
10.8          Executive Employment Agreement between the Company and with
              Henry L.Hirvela dated June 6, 1997. Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
10.9 Third Amendment to Executive Employment Agreement between the Company and with Thomas H. Van Weelden dated January 30, 1997.
              Exhibit 10.3 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
10.10         Executive  Employment Agreement between the Company and with Larry
              D. Henk dated June 6, 1997. Exhibit 10.4 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
10.11         Executive Employment Agreement between the Company and with Steven
              M. Helm dated June 6, 1997 Exhibit 10.5 to he Company's report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
10.12 Third Amendment to Executive Employment Agreement between the Company and with Roger A. Ramsey dated January 30, 1997. Exhibit
              10.6 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
10.13 Registration Rights Agreement, dated as of December 5, 1996, by and among the Company, Goldman, Sachs & Co., Merrill Lynch & Co., and Credit Suisse First Boston. Exhibit 10.1 to the Company's Registration Statement on Form S-4 (No. 333-31231) is incorporated herein by reference.
10.14         Executive Employment Agreement between the Company and with Peter
              S. Hathaway dated June 6, 1997.*
10.15 Executive Employment Agreement between the Company and with Michael G. Hannon dated June 6, 1997.*
10.16 Share Purchase Agreement between Allied Waste Industries, Inc. and Allied Waste Holdings (Canada) Ltd. and Laidlaw Waste Systems, Inc. and USA Waste Services, Inc. and Canadian Waste Services, Inc. dated January 15, 1997. Exhibit 10.0 to the Company's report on Form 8-K dated January 30, 1997 is incorporated herein by reference.

12            Ratio of earnings to fixed charges.*
21            Subsidiaries of the Registrant.  Exhibit 21 to the Company's
              report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.
23.1          Consent of Arthur Andersen LLP.*
27.1          Financial  Data  Schedule  for the year ended  December 31, 1997.*
27.2          Restated Financial Data Schedule for the year ended
              December 31, 1996.*
27.3          Restated Financial Data Schedule for the year ended
              December 31, 1995.*
27.4          Restated  Financial Data Schedule for the three months ended March
              31,  1997.*
27.5          Restated Financial Data Schedule for the six months ended June 30,
              1997.*
27.6          Restated Financial Data Schedule for the nine months ended
              September 30, 1997.*
27.7          Restated  Financial Data Schedule for the three months ended March
              31,  1996.*
27.8          Restated Financial Data Schedule for the six months ended June 30,
              1996.*
27.9          Restated Financial Data Schedule for the nine months ended
              September 30, 1996.*

*  Filed herewith.