Form 10-Q
period 1998-03-31
ALLIED WASTE INDUSTRIES INC
filed 1998-05-14
CIK 848865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended:      March 31, 1998

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


                                  Yes X No ___

       Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

    Class                                      Outstanding as of March 31, 1998
    -----                                      --------------------------------
 Common Stock............................                   104,872,477

                          ALLIED WASTE INDUSTRIES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX


                                                                        Page

Part I Financial Information
       Item 1--Financial Statements
               Condensed Consolidated Balance Sheets.................     3
               Condensed Consolidated Statements of Operations.......     4
               Condensed Consolidated Statements of Cash Flows.......     5
               Notes to Condensed Consolidated Financial Statements..     6
       Item 2--Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................    11



Part II Other Information
        Item 1--Legal Proceedings....................................    22
        Item 2--Changes in Securities................................    22
        Item 3--Defaults Upon Senior Securities......................    22
        Item 4--Submission of Matters to a Vote of Security Holders..    22
        Item 5--Other Information....................................    22
        Item 6--Exhibits and Reports on Form 8-K.....................    22
        Signature ...................................................    23



                          ALLIED WASTE INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                       December 31,     March 31,
                                                           1997            1998
                                                     ---------------   -----------
                                                                       (unaudited)

ASSETS
Current Assets --
   Cash and cash equivalents ........................   $    12,166    $    28,192
   Accounts receivable, net of allowance of
     $6,072 and $5,826, respectively ................       147,957        143,138
   Prepaid and other current assets .................        16,494         20,232
   Inventories ......................................         6,180          6,047
   Deferred income taxes ............................         5,318          2,699
                                                        -----------    -----------
       Total current assets .........................       188,115        200,308
Property and equipment, net .........................     1,289,300      1,310,583
Goodwill, net .......................................       899,145        920,488
Other assets ........................................        75,645         75,583
                                                        -----------    -----------
       Total assets .................................   $ 2,452,205    $ 2,506,962
                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
   Current portion of long-term debt ................   $    45,846    $    46,429
   Accounts payable .................................        59,073         48,816
   Accrued interest .................................         7,999         22,508
   Other accrued liabilities ........................        85,581         92,107
   Unearned income ..................................        34,702         36,123
                                                        -----------    -----------
       Total current liabilities ....................       233,201        245,983
Long-term debt, less current portion ................     1,358,651      1,370,180
Deferred income taxes ...............................        14,761         16,837
Accrued closure, post-closure and environmental costs       203,314        205,600
Other long-term obligations .........................        45,641         44,632
Commitments and contingencies
Stockholders' Equity --
   Common stock .....................................         1,041          1,049
   Additional paid-in capital .......................       671,285        681,545
   Retained deficit .................................       (75,689)       (58,864)
                                                        -----------    -----------
       Total stockholders' equity ...................       596,637        623,730
                                                        -----------    -----------
     Total liabilities and stockholders' equity .....   $ 2,452,205    $ 2,506,962
                                                        ===========    ===========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.


                          ALLIED WASTE INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands except for per share amounts; unaudited)



                                       Three Months Ended
                                           March 31,
                                    ----------------------
                                       1997         1998
                                    ---------    ---------

Revenues ........................   $ 197,412    $ 223,755
Cost of operations ..............     114,399      119,251
Selling, general
  and administrative expenses ...      24,238       24,313
Depreciation and amortization ...      25,724       29,390
Acquisition related costs .......        --          2,457
                                    ---------    ---------
  Operating income ..............      33,051       48,344
Interest income .................        (738)        (297)
Interest expense ................      22,400       20,254
                                    ---------    ---------
  Income before income taxes ....      11,389       28,387
  Income tax expense ............       4,675       11,638
                                    ---------    ---------
  Net income ....................       6,714       16,749
  Dividends on preferred stock ..        (171)        --
                                    ---------    ---------
Net income to common shareholders   $   6,543    $  16,749
                                    =========    =========
Basic earnings per share:
  Net income....................    $   0.08     $    0.16
                                    ========     =========
Weighted average common shares
  outstanding...................      79,384       104,516
                                    ========     =========
Diluted earnings per share:
  Net income ...................    $   0.08     $    0.16
                                    ========     =========
Weighted average common and
  common equivalent shares
  outstanding...................      83,521       108,075
                                    ========     =========




          The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.



                          ALLIED WASTE INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                        ---------------------
                                                                           1997         1998
                                                                        ---------     -------
Operating Activities --
  Net income .......................................................   $   6,714    $  16,749
   Adjustments to reconcile net income to cash
     provided by operating activities --
   Provisions for:
     Depreciation and amortization ..................................      25,724       29,390
     Closure and post-closure costs .................................       2,671        2,564
     Doubtful accounts ..............................................         872          429
     Accretion of senior discount notes .............................       3,876        7,195
     Deferred income taxes ..........................................       2,370        4,695
     Gain on sale of fixed assets ...................................        (115)        (446)
   Change in operating assets and liabilities,
     excluding the effects of purchase acquisitions --
     Accounts receivable, prepaid expenses, inventories and other ...     (50,316)       4,575
     Accounts payable, accrued liabilities, unearned income and other      26,907        9,935
     Closure and post-closure costs .................................         (76)      (2,703)
                                                                        ---------    ---------
Cash provided by operating activities ...............................      18,627       72,383
                                                                        ---------    ---------

Investing Activities --
   Cash expenditures for acquisitions, net of cash acquired .........     (36,632)     (23,745)
   Capital expenditures, other than for acquisitions ................     (18,845)     (19,144)
   Capitalized interest .............................................      (5,883)     (15,024)
   Proceeds from sale of assets .....................................     518,859        1,322
   Change in deferred acquisition costs and notes receivable ........          67        3,375
                                                                        ---------    ---------
Cash provided by (used for) investing activities ....................     457,566      (53,216)
                                                                        ---------    ---------

Financing Activities --
   Net proceeds from sale of common stock,
     stock options and warrants .....................................         486        1,079
   Proceeds from long-term debt, net of issuance costs ..............      40,505       40,665
   Repayments of long-term debt .....................................    (526,222)     (36,701)
   Other long-term obligations ......................................       5,279       (8,171)
   Dividends paid ...................................................        (168)        --
   Equity transactions of pooled companies ..........................        --            (13)
                                                                        ---------    ---------
Cash used for financing activities ..................................    (480,120)      (3,141)
                                                                        ---------    ---------
Increase (decrease) in cash and cash equivalents ....................      (3,927)      16,026
Cash and cash equivalents, beginning of period ......................      51,920       12,166
                                                                        ---------    ---------
Cash and cash equivalents, end of period ............................   $  47,993    $  28,192
                                                                        =========    =========


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

         The condensed consolidated financial statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 1997, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading when read in conjunction with the Company's Annual Report on Form 10-K. The condensed consolidated financial statements as of March 31, 1998 and for the three months ended March 31, 1997 and 1998 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for such periods. The condensed consolidated financial statements and accompanying notes have also been restated to reflect acquisitions accounted for as poolings-of-interests (See Note 2).

         Operating results for interim periods are not necessarily indicative of the results for full years. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Allied for the year ended December 31, 1997 and the related notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1998.

         There have been no significant additions to or changes in accounting policies of the Company since December 31, 1997. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 1997 in the Company's Annual Report on Form 10-K.

         Certain reclassifications have been made in prior period financial statements to conform to the current presentation.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


Statements of cash flows

         The supplemental cash flow disclosures and non-cash transactions for the three months ended March 31, 1997 and 1998 are as follows (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                              1997      1998
                                                             ------    -------
                                                                (unaudited)
Supplemental Disclosures
  Interest paid ..........................................   $17,103   $12,670
  Income taxes paid ......................................       533     1,464
Non Cash Transactions
  Common stock issued in acquisitions or
     contributed to 401(k) plan ..........................   $ 5,838   $ 6,971
  Capital leases .........................................     1,520      --
  Debt and liabilities incurred or assumed in acquisitions    32,531    11,843


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

         The following table summarizes acquisitions for the three months ended March 31, 1997 and 1998. In March 1998, the Company acquired two collection companies in transactions accounted for as a poolings-of-interests. As the effect of these business combinations was not significant, prior period financial statements were not restated to include historical operating results of the acquired companies. Prior period financial statements have been restated to include historical operating results of one company acquired in the first quarter of 1998 that was accounted for as a pooling-of-interests.

                                                           Three Months
                                                          Ended March 31,
                                                       ---------------------
                                                         1997         1998
                                                       -------      --------
                                                            (unaudited)
Number of businesses acquired and accounted for as:
  Poolings-of-interests ...........................        --             3
  Purchases .......................................           2           8
Total consideration (in millions) .................   $    68.9   $    53.6
Shares of common stock issued .....................     746,665   1,025,957(1)
---------
(1) Includes 129,090 shares of contingently issuable common stock.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


         The following table presents revenues and net income restated from amounts originally reported for the cumulative effect of acquisitions accounted for as poolings-of-interests, (in thousands):

                                                 Before                      After
                                                Pooling        Effect of     Pooling
                                                Effects        Poolings      Effects
                                               ----------    -----------  ----------
Three months ended March 31, 1998 (unaudited)
   Revenues .................................   $ 221,753    $   2,002    $ 223,755
   Net income ...............................      16,311          438       16,749
Three months ended March 31, 1997 (unaudited)
   Revenues .................................     194,863        2,549      197,412
   Net income ...............................       6,391          323        6,714
Year ended December 31, 1997
   Revenues .................................     875,028        9,495      884,523
   Net income ...............................         412          413          825
Year ended December 31, 1996
   Revenues .................................     291,685       10,152      301,837
   Net loss .................................     (80,582)         316      (80,266)
Year ended December 31, 1995
   Revenues .................................     262,243        9,540      271,783
   Net income ...............................      13,130         (262)      12,868


Unaudited pro forma income statement data

         The following unaudited pro forma consolidated data for the year ended December 31, 1997 and the three months ended March 31, 1998 presents the results of operations of Allied as if the companies purchased and sold in 1997 and through March 31, 1998, had all occurred as of January 1, 1997 (in thousands, except per share data). This data does not purport to be indicative of the results of operations of Allied that might have occurred nor which might occur in the future.

                                     December 31, 1997
                                    -------------------
                                    Reported  Pro Forma
                                    --------- ---------
                                       (unaudited)
Revenues ........................   $884,523   $950,570
Operating income ................    182,160    187,699
Net income ......................        825      7,322
Net income to common shareholders        444      6,941
Net income per common share .....       0.00       0.06

                                       March 31, 1998
                                    -------------------
                                    Reported  Pro Forma
                                    --------- ---------
                                       (unaudited)
Revenues ........................   $223,755   $225,615
Operating income ................     48,344     48,404
Net income ......................     16,749     16,686
Net income to common shareholders     16,749     16,686
Net income per common share .....       0.16       0.15

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



3.  PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1997 and March 31, 1998 was as follows (in thousands):

                                                1997            1998
                                             -----------    -----------
                                                            (unaudited)
Land and improvements ....................   $   101,202    $   101,222
Land held for permitting as landfills(1) .        79,253         83,775
Landfills ................................       756,504        782,189
Buildings and improvements ...............        95,546         94,152
Vehicles and equipment ...................       291,207        306,223
Containers and compactors ................       138,942        145,380
Furniture and office equipment ...........         9,960         10,487
                                             -----------    -----------
                                               1,472,614      1,523,428
 Accumulated depreciation and amortization      (183,314)      (212,845)
                                             -----------    -----------
                                             $ 1,289,300    $ 1,310,583
                                             ===========    ===========
----------
(1) These properties have been approved for use as landfills, and the Company is currently in the process of obtaining permits.

4.  NET INCOME PER COMMON SHARE

         Net income per common share is calculated by dividing net income less dividend requirements on preferred stock by the weighted average number of common shares and common share equivalents outstanding during each period, as restated to reflect acquisitions accounted for as poolings-of-interests. The computation of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share data; unaudited):

                                                      Three Months Ended
                                                            March 31,
                                                     --------------------
                                                        1997       1998
                                                     --------    --------
Basic earnings per share computation:
  Net income .....................................   $  6,714    $ 16,749
  Less:  Preferred stock dividends ...............       (171)       --
                                                     --------    --------
  Income available to common shareholders ........   $  6,543    $ 16,749
                                                     ========    ========

     Weighted average common shares outstanding
     during the period ...........................     79,384     104,516
                                                     ========    ========

Basic earnings per share before extraordinary item   $   0.08    $   0.16
                                                     ========    ========

Diluted earnings per share computation:
  Net income .....................................   $  6,714    $ 16,749
  Less:  Preferred stock dividends ...............       (171)       --
  Interest savings upon conversion of
     convertible securities ......................          8        --
                                                     --------    --------
  Income available to common shareholders ........   $  6,551    $ 16,749
                                                     ========    ========

Weighted average common
  shares outstanding during the period ...........     79,384     104,516
Effect of stock options and warrants,
  assumed exercisable ............................      2,966       3,171
Convertible notes, assumed converted .............        163        --
Effect of shares assumed issued
  pursuant to earn-out agreements ................      1,008         388
                                                     --------    --------
Weighted average common and common
  equivalent shares outstanding ..................     83,521     108,075
                                                     ========    ========
Diluted earnings per share .......................   $   0.08    $   0.16
                                                     ========    ========

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


         Conversion has not been assumed for 7% preferred stock in 1997, as the effects would not be dilutive.

         In 1997, the Company adopted SFAS No. 128 "Earnings per Share," which required restatement of the prior period earnings per share amounts. The new statement had no impact on the reported earnings per share for the three months ended March 31, 1997


5. SUMMARIZED FINANCIAL INFORMATION OF ALLIED WASTE NORTH AMERICA, INC.

         As discussed in Note 5 of the Company's Annual Report on Form 10-K, the $525 million of 10.25% senior subordinated notes due 2006 (the "1996 Notes") issued by Allied Waste North America, Inc. ("Allied NA"; a wholly owned, consolidated subsidiary of the Company) are guaranteed by Allied and substantially all subsidiaries of the Company. The separate complete financial statements of Allied NA have not been included herein as management has determined that such disclosure is not material. However, summarized financial information for Allied NA and subsidiaries as of December 31, 1997 and March 31, 1998 is as follows (in thousands):

                Summarized Consolidated Balance Sheet Information

                                     December 31, 1997  March 31, 1998
                                     -----------------  --------------
                                                         (unaudited)
Current assets .......................   $   188,114    $   200,307
Property and equipment, net ..........     1,289,300      1,310,583
Goodwill .............................       899,144        920,488
Other non-current assets .............        75,646         75,584
Current liabilities ..................       223,755        236,638
Long-term debt, net of current portion     1,103,961      1,115,490
Due to parent ........................       731,983        894,677
Due to Allied Canada Finance, Ltd. ...       152,825           --
Other long-term obligations ..........       268,989        268,296
Retained deficit .....................       (29,309)        (8,139)

                 Summarized Statement of Operations Information

                                                    Three Months Ended March 31,
                                                            1997        1998
                                                           -------    --------
                                                              (unaudited)
Revenue  ...............................................   $197,412   $223,755
Operating costs and expenses ...........................    164,361    175,411
Operating income .......................................     33,051     48,344
Net income .............................................      6,714     21,170


6.  SUBSEQUENT EVENTS

         Subsequent to March 31, 1998, the Company repaid approximately $1.7 million of related party debt.

         Subsequent to March 31, 1998, the Company entered into a merger agreement with the Rabanco Companies ("Rabanco") in a transaction that will be accounted for using the pooling-of-interests method for business combinations. Rabanco generates annual revenue of approximately $175 million. Rabanco provides solid waste collection, recycling, transportation and disposal services in the Pacific Northwest through a network of approximately 160 collection routes, 3 transfer stations, an extensive intermodal rail transportation system and a major regional landfill.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, included elsewhere herein.


Introduction

         The Company has experienced significant growth, a substantial portion of which has resulted from the acquisition of solid waste businesses. Since January 1, 1993, the Company has completed over 125 acquisitions including the Laidlaw Acquisition in 1996. In 1997, the Company acquired 35 businesses and subsequent to 1997 it has acquired 13 businesses. See Note 2 to the Company's
Condensed Consolidated Financial Statements. The Company's Condensed Consolidated Financial Statements have been restated to reflect the acquisition of companies accounted for using the pooling-of-interests method for business combinations. The majority of the acquisitions were accounted for under the purchase method for business combinations and, accordingly, the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable.

         On December 30, 1996, the Company completed the acquisition of substantially all of the non-hazardous solid waste management business conducted by Laidlaw in the United States and Canada, for total consideration of approximately $1.5 billion comprised of cash, the Company's common stock, $0.01 par value, (the "Common Stock"), warrants, and subordinated debentures. The cash consideration was financed from the proceeds of its $1.275 billion senior credit facility (the "Bank Agreement") and the sale of $525 million of 10.25% senior subordinated notes due 2006 (the "1996 Notes"). In March 1997, pursuant to a Share Purchase Agreement with USA Waste, the Company sold to USA Waste all of the Canadian non-hazardous solid waste management operations of the Company, acquired in the Laidlaw Acquisition, for approximately $518 million (the "Canadian Sale"). The Company used the proceeds from the Canadian Sale to pay down approximately $517 million in debt under the Bank Agreement.

         In May 1997, the Company repurchased from the Laidlaw Group the subordinated debentures and warrants issued in the Laidlaw Acquisition for an aggregate purchase price of $230 million in cash (the "Repurchase"). Net proceeds of $230 million from the $418 million face value 11.3% senior discount notes (the "Senior Discount Notes") were used to fund the Repurchase. Additionally, certain private securities investment funds purchased all of the Common Stock of Allied held by Laidlaw.

         In April 1998, the Company entered into a merger agreement with the Rabanco Companies ("Rabanco") in a transaction that will be accounted for using the pooling-of-interests method for business combinations. Rabanco generates annual revenue of approximately $175 million excluding the effects of the internalization of waste volumes. Rabanco provides solid waste collection, recycling, transportation and disposal services in the Pacific Northwest through a network of approximately 160 collection routes, 3 transfer stations, an extensive intermodal rail transportation system and a major regional landfill.

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

The Company is fully integrated in each geographic region in which it is located as it provides collection, transfer and disposal services. The tables below show for the periods indicated the percentage of the Company's total reported revenues attributable to services provided and revenues attributable to geographic region (unaudited):


                                      Year Ended December 31,    Three Months
                                      -----------------------       Ended
                                      1995     1996    1997     March 31, 1998
                                      ----     ----    -----    --------------
Collection(1) ..................      70.6%    67.7%    58.9%         57.7 %
Transfer .......................       7.6      6.9      6.9           5.5
Landfill(1) ....................      14.6     18.0     24.7          29.9
Other ..........................       7.2      7.4      9.5           6.9
                                     -----    -----    -----          ----
                  Total Revenues     100.0%   100.0%   100.0%        100.0 %
                                     =====    =====    =====         =====



                                      Year Ended December 31,   Three Months
                                     ------------------------      Ended
                                      1995     1996     1997    March 31, 1998
                                     ------   ------    -----   ---------------
Great Lakes ....................      28.8%    27.4%    30.0%        29.5 %
Midwest ........................      15.2     15.3     15.3         14.9
Northeast ......................      14.3     12.8     13.7         11.3
Southeast ......................      25.9     28.7     14.7         15.7
Southwest ......................       3.8      2.0     15.4         13.9
West ...........................      12.0     13.8     10.9         14.7
                                      -----   -----    -----        -----
                  Total Revenues     100.0%   100.0%   100.0%       100.0 %
                                     =====    =====    =====        ======
---------
(1)      The  portion  of   collection   and   third-party   transfer   revenues
         attributable to disposal charges for waste collected by the Company and disposed at the Company's landfills have been excluded from collection and transfer revenues and included in landfill revenues.

         The Company's strategy is to develop vertically integrated operations to ensure internalization of waste it collects and thus realize higher margins from its operations. By disposing of waste at Company-owned and/or operated landfills, the Company retains the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 68% of Company-collected waste is disposed of at Company-owned and/or operated landfills as measured using volume in the first three months of 1998. In addition, transfer stations are an integral part of the disposal process. The Company locates its transfer stations in areas where its landfills are outside of the population centers in which it collects waste. Such waste is transferred to long-haul trailers or railcars and transported to its landfills.

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

         In connection with potential acquisitions, the Company incurs and capitalizes certain transaction costs which include stock registration, legal, accounting, consulting, engineering and other direct costs to complete the acquisitions. Additionally, the Company incurs charges for integration costs which include uncollectible accounts receivable write-offs, employee termination and relocation, write down of fixed assets, lease termination, and other one time charges related to the acquisitions. When an acquisition is completed and is accounted for using the pooling-of-interests method for business combinations, these costs are charged to the statement of operations as acquisition related costs. When a completed acquisition is accounted for using the purchase method for business combinations, these costs are capitalized. The Company routinely evaluates capitalized transaction and integration costs and expenses those costs related to acquisitions not likely to occur. Indirect acquisition costs of the company, such as executive salaries, general corporate overhead and other corporate services, are expensed as incurred.

         Certain direct landfill development costs, such as engineering, upgrading, construction and permitting costs, are capitalized to the landfill base. Additionally, the Company capitalizes interest on the costs associated with landfills under development using the Company's average interest rate on its outstanding debt. As the development process is completed, on a cell by cell basis, these costs are excluded from the capitalizable base. All such costs are amortized based on consumed airspace. The Company believes that the costs associated with engineering, owning and operating landfills will increase in the future as a result of federal, state and local regulation and a growing community awareness of the landfill permitting process. Although there can be no assurance, the Company believes that it will be able to implement price increases sufficient to offset these increased expenses. All indirect landfill development costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred.

         Accrued closure and post-closure costs represent an estimate of the current value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills currently owned and/or operated by the Company. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by the Company for which it is responsible for closure and post-closure. The present value of estimated future costs are accrued based on accepted tonnage as landfill airspace is consumed. Discounting of future costs is applied where the Company believes that both the amounts and timing of related payments are reliably determinable. The Company periodically updates its estimates of future closure and post- closure costs. The impact of changes which are determined to be changes in estimates are accounted for on a prospective basis.

         Currently, the net present value of the closure and post-closure commitment is calculated assuming inflation of 2.5% and a risk-free capital rate of 7.0%. Discounted amounts previously recorded are accreted to reflect the effects of the passage of time. The Company's current estimate of total future payments for closure and post-closure is $1.0 billion while the present value of such estimate is $245.3 million. At December 31, 1997 and March 31, 1998, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $140.8 million and $143.1 million. The accruals reflect relatively young landfills with estimated remaining lives, based on current waste flows, that range from 3 to over 75 years, and an estimated average remaining life of greater than 30 years.

   Year 2000 Systems Modifications. During 1997, Allied began modifying its computer system programming to be able to process transactions in the year 2000. Anticipated spending for this modification will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing operations or the results thereof.

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1998

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

                                                Three Months Ended March 31,
                                                -----------------------------
                                                                     1998
                                                                   Compared
                                                                    to 1997
                                                                   % Change
                                                  1997   1998     in Amounts
                                                ------- -------   ----------
                                                  (unaudited)
Statement of Operations Data:
Revenues ...................................     100.0%   100.0 %     13.4%
Cost of operations .........................      58.0     53.3        4.3
Selling, general and administrative expenses      12.3     10.9        0.4
Depreciation and amortization ..............      13.0     13.1       14.4
Acquisition related costs ..................        --      1.1         --
                                                 -----    -----
Operating income ...........................      16.7     21.6       45.9
Interest expense, net ......................      11.0      8.9       (7.8)
Income tax provision .......................       2.4      5.2      146.8
                                                 -----    -----
  Net income ...............................       3.3%     7.5 %    149.3
                                                 =====    =====

    Revenues. Revenues in 1998 were $223.8 million compared to $197.4 million in 1997, an increase of 13.4%. Revenues of approximately $11.0 million in the first quarter of 1998 were generated from companies acquired, net of revenues sold, subsequent to the end of the same period in the prior year. Increases in revenues attributable to existing operations ("Internal Growth") amounted to $15.4 million. Internal Growth approximated 8% with 5% attributable to net volume increases and 3% attributable to price increases.

    Cost of Operations. Cost of operations in 1998 was $119.3 million compared to $114.4 million in 1997, an increase of 4.3%. The increase in cost of operations was primarily attributable to the increase in revenues described above. As a percentage of revenues, cost of operations decreased to 53.3% in 1998 from 58.0% in 1997. Operating cost margins were favorably impacted by an increase in internalization of third-party disposal volumes to 68% in 1998 from 59% in 1997, increased volumes at the landfills and the integration of the assets acquired from Laidlaw.

    Selling, General and Administrative Expenses. SG&A expenses in 1998 were $24.3 million compared to $24.2 million in 1997, an increase of 0.4%. As a percentage of revenues, SG&A decreased to 10.9% in 1998 compared to 12.3% in 1997. The decrease in SG&A as a percentage of revenues can be attributed to a continued increase in revenues while maintaining overhead costs at a relatively constant level.

   Depreciation and Amortization. Depreciation and amortization in 1998 was $29.4 million compared to $25.7 million in 1997, an increase of 14.4%. The increase in depreciation and amortization expense is due to acquisitions, a 43% increase in internalized landfill tonnage, and increased capital expenditures. As a percentage of revenues, depreciation and amortization has remained relatively flat.

   Acquisition Related Costs. Costs of $2.5 million were incurred in 1998 for transaction and integration costs directly related to acquisitions. Transaction costs include stock registration, legal, accounting, consulting, engineering and other direct third-party costs incurred to complete the acquisitions. Integration costs include uncollectible accounts receivable write-offs, employee termination and relocation, write down of fixed assets, lease termination and other one time charges related to the acquisitions.

    Net Interest Expense. Net interest expense was $20.0 million in 1998 compared to $21.7 million in 1997, a decrease of 7.8%. The decrease in interest expense was due to overall reduction in the average interest rate, and an increase in capitalized interest to $15 million in 1998 compared to $6 million in 1997, due to the acquisition of landfill assets and increases in landfills under development. This decrease in interest expense was partially offset by an increase in interest expense due to an increase in outstanding debt.

    Income Taxes. Income taxes reflect a 41% effective income tax rate in 1998 and 1997 which deviates from the federal statutory rate of 35%, due primarily to the effects of state income taxes and differences in the treatment of goodwill for book and tax purposes, and other permanent differences.


Liquidity and Capital Resources

         Historically, the Company has satisfied its acquisition, capital expenditure and working capital needs primarily through bank financing, public offerings and private placements of debt and equity securities. Between January 1, 1994 and March 31, 1998, the Company has completed debt and equity financings in excess of $3 billion. Due to the acquisition driven and the capital intensive nature of the Company's growth objectives, the Company has used, and believes that it will likely continue using amounts in excess of the cash generated from operations to fund the growth component of its business including acquisitions and capital expenditures. In connection with acquisitions, the Company has assumed or incurred indebtedness with relatively short-term repayment schedules, thereby increasing its current and medium-term liabilities and operating equipment has been acquired using financing leases which have short and medium-term maturities. Additionally, the Company uses excess cash generated from operations to pay down amounts owed on its revolving line of credit which is classified as long-term debt. As a result, the Company has periodically had low levels of working capital or working capital deficits. However, the Company has approximately $494 million in undrawn, commited capacity available under the Revolving Credit Facility at March 31, 1998.

         During the three months ended March 31, 1997 and 1998, the Company's cash flows for operating, investing and financing activities were as follows (dollars in millions; unaudited):

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                 1997      1998
                                                              ---------   ------
Operating Activities:
Net income .................................................   $    6.7  $ 16.7
Non-cash operating expenses ................................       35.4    43.8
Increase (decrease) in operating assets and liabilities, net      (23.5)   11.8
                                                                 ------   -----
Cash provided by operating activities ......................       18.6    72.3
                                                                 ------   -----
Investing Activities:
Cash expenditures for acquisitions, net of cash acquired ...      (36.6)  (23.7)
Capital expenditures, other than for acquisitions ..........      (18.9)  (19.1)
Capitalized interest .......................................       (5.9)  (15.0)
Proceeds from sale of fixed assets .........................      518.9     1.3
Other ......................................................        0.1     3.3
                                                                 ------   -----
Cash provided by (used for) investing activities ........         457.6   (53.2)
                                                                 ------    -----
Financing Activities:
Net proceeds from sale and redemption of preferred stock,
   common stock, stock options and warrants .............           0.5     1.1
Net proceeds from long-term debt ........................          40.5    40.6
Repayments of long-term debt ............................        (526.2)  (36.7)
Other ...................................................           5.1    (8.1)
                                                                 ------    -----
Cash used for financing activities ......................        (480.1)   (3.1)
                                                                 ------    -----
Increase (decrease) in cash .............................      $   (3.9) $ 16.0
                                                                 ======    =====


         As of March 31, 1998, the Company had cash and cash equivalents of $28.2 million. The Company's capital expenditure and working capital requirements have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to pursue its growth objectives. During 1997, the Company acquired solid waste operations representing approximately $369.1 million in annual revenues, and sold operations representing approximately $127.9 million in annual revenue. Both acquisitions and sales include landfill assets. Net consideration of approximately $528.3 million (including $10.5 million for landfills under development) comprised of cash, notes and Common Stock, was paid in these transactions. Subsequent to December 31, 1997, the Company acquired 13 operating solid waste businesses with annual revenues of approximately $33.8 million for consideration of approximately $55.9 million, of which $22.3 million consists of approximately 1 million shares of Common Stock. For the calendar year 1998, the Company expects to spend approximately $210 million for capital, closure and post-closure, and remediation expenditures. As the Company continues to acquire waste operations during 1998, additional capital amounts will be required to fund for the acquisition of businesses and the related capital expenditure requirements.

         On March 31, 1998, the Company's debt structure consisted of $525 million of the 1996 Notes, $458 million outstanding under the Credit Agreement, and approximately $255 million of the $418 million aggregate face amount of the Senior Discount Notes. As of March 31, 1998 there is aggregate availability under the Revolving Credit Facility of approximately $494 million to be used for working capital, letters of credit, acquisitions and other general corporate purposes. In October 1997, the Company amended the Credit Agreement (the "Amendment"). The Amendment expanded the Credit Agreement to $1.1 billion from $900 million by increasing the revolving credit facility from $400 million to $600 million and by adding a $200 million delayed draw term facility (the "Delayed Draw Term Facility"), after giving effect to the repayment of $203 million of the Term Loan Facility on September 30, 1997. The Revolving Credit Facility includes a $250 million sublimit for the issuance of letters of credit (increased from $175 million at September 30, 1997). The indentures relating to the 1996 Notes, the Senior Discount Notes and the Credit Agreement contain financial and operating covenants and restrictions on the ability of the Company to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. A substantial portion of the Company's available cash will be required to be applied to service indebtedness, including indebtedness incurred to finance the Laidlaw Acquisition. Currently, on an annualized basis, this is expected to include approximately $201.8 million in mandatory annual principal and interest payments.

     The Company is also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to its landfill operations and collection contracts. These financial assurance requirements are satisfied by the Company issuing performance bonds, letters of credit, insurance policies or trust deposits to secure the Company's obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At March 31, 1998, the Company had outstanding approximately $381.6 million in financial assurance instruments, represented by $326.3 million of performance bonds, $5.6 million of letters of credit, $38.2 million of insurance policies and $11.5 million of trust deposits. The Company expects that financial assurance obligations will increase in the future as it acquires and expands its landfill activities and that a greater percentage of the financial assurance instruments will be comprised of performance bonds and insurance policies.
                                       16

         The Company has lease facilities (the "Lease Facilities") that allow it to enter into equipment leases at rates ranging from similar term treasury note rates plus 1.5% to 2.0% for terms of 36 to 84 months. In addition to equipment leases outstanding at December 31, 1997 and March 31, 1998 of $62.9 million and $57.6 million, respectively, the Company had available lease commitments of $32.4 million and $26.5 million, respectively. The Company intends to enter into master equipment lease facilities relating to the financing of the acquisition of trucks and containers.

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

Terms of Outstanding Debt

     The 1996 Notes cannot be redeemed until December 1, 2001, except under certain circumstances. Prior to December 1, 2001, the 1996 Notes are subject to redemption, at the option of Allied Waste North America, Inc. ("AWNA"), at the greater of (i) 100% of the principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to maturity on a semi-annual basis at a comparable treasury yield plus 75 basis points, plus in each case accrued and unpaid interest to the date of redemption. At any time prior to December 1, 1999, up to 33% of principal amount of 1996 Notes will be redeemable, at the option of AWNA, from the proceeds of one or more public offerings of capital stock by the Company at a redemption price of 110.25% of principal amount, plus accrued interest. The 1996 Notes are guaranteed by the Company and substantially all of AWNA's current and future subsidiaries, the guarantees of which are expressly subordinated to the guarantees of AWNA's Senior Credit Facility.

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

           The Credit Agreement also provides for a six and one-half year senior secured $297 million funded term loan facility (the "Funded Term Loan Facility"). The Funded Term Loan Facility is an amortizing senior secured term loan with annual principal payments (payable quarterly) increasing from $6 million in 1997 to $21 million in 1998, $33 million in 1999 and $60 million in each of 2000, 2001, 2002 and 2003. The Delayed Draw Term Loan Facility may be drawn in multiple advances and at varying amounts until either (i) the full $200 million has been drawn or (ii) March 31, 1998, whichever comes first. At March 31, 1998, the Company had drawn $169 million of the Delayed Draw Term Facility. The Delayed Draw Term Facility is an amortizing senior secured term loan with annual payments (payable quarterly) increasing from $16.9 million in 1999 to $33.8 million in each of 2000, 2001 and 2002 and $50.7 million in 2003. Principal under the Revolving Credit Facility is due upon maturity.

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

         The Credit Agreement contains certain financial covenants including, but not limited to, a Total Debt to EBITDA ratio, a Senior Debt to EBITDA ratio, a Fixed Charge Coverage ratio and an Interest Expense Coverage ratio, all terms as defined in the Credit Agreement. In addition, the Credit Agreement also limits the Company's ability to make acquisitions, purchase fixed assets above certain amounts, pay dividends, incur additional indebtedness and liens, make optional prepayments on certain subordinated indebtedness, make investments, loans or advances, enter into certain transactions with affiliates or enter into a merger, consolidation or sale of all or a substantial portion of the Company's assets. The Company is in compliance with all applicable covenants at March 31, 1998.

         The Company has entered into interest rate protection agreements (the "Agreements"), with reputable national commercial banks and investment banking institutions to reduce its exposure to fluctuations in variable interest rates. A summary of the Agreements outstanding as of December 31, 1997 is as follows:

    Notional Amount     Fixed Rate                   Period
    ---------------     ----------       ---------------------------------------
     (in millions)
      $  130              6.27%          April 1997         -     May 1998
          50              6.08           September 1997     -     September 2000
          50              6.06           September 1997     -     March 2000
          50              5.97           October 1997       -     April 1999
          50              6.02           October 1997       -     October 1999
          50              5.90           November 1997      -     November 1999
          50              5.91           November 1997      -     November 1999

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



Disclosure Regarding Forward Looking Statements

     This quarterly report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this section, are Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important Factors") that could cause actual results to differ materially from the Company's expectations are disclosed in this section and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ from the Company's expectations. The forward- looking statements made herein are only made as of the date of this filing and the Company undertakes no obligation to publicly update such Forward Looking Statements to reflect subsequent events or circumstances.

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

    Economic Conditions. The Company's business is affected by general economic conditions. The Forward Looking Statements assume that the Company will be able to achieve internal volume and price growth which is not impacted by an economic downturn. (As revenue of the Company continues to grow it is likely that the rates of internal growth will reflect growth rates which are less than those experienced in 1997.) There can be no assurance that an economic downturn will not result in a reduction in the volume of waste being disposed of at the Company's operations and/or the price that the Company can charge for its services.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits


           Exhibit
           Number                             Description
          --------               -----------------------------------------

            12                   Ratio of earnings to fixed charges.

            27.1                 Financial data schedule for March 31, 1998.

            27.2                 Financial data schedule for March 31, 1997.
          --------------

   (b)    Reports on Form 8-K

          None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ALLIED WASTE INDUSTRIES, INC.

                                            By: /s/ HENRY L. HIRVELA
                                                -------------------------
                                                    Henry L. Hirvela
                                      Vice President and Chief Financial Officer
                                             (Principal Financial Officer)



                                             By: /s/ JAMES S. ENG
                                                 -------------------------
                                                     James S. Eng
                                                 Corporate Controller
                                            (Principal Accounting Officer)

Date:  May 14, 1998