Form 10-Q
period 1998-06-30
ALLIED WASTE INDUSTRIES INC
filed 1998-08-14
CIK 848865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 1998

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


                          Yes X No ___

       Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

  Class                                      Outstanding as of August 13, 1998
  -----                                      ---------------------------------
 Common Stock............................                   135,706,021




                                        ALLIED WASTE INDUSTRIES, INC.
                              FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

                                                  INDEX


                                                                                                            Page

Part I     Financial Information
                 Item 1  -- Financial Statements
                            Condensed Consolidated Balance Sheets....................................         3
                            Condensed Consolidated Statements of Operations..........................         4
                            Condensed Consolidated Statements of Cash Flows..........................         5
                            Notes to Condensed Consolidated Financial Statements.....................         6
                 Item 2 -- Management's Discussion and Analysis of Financial Condition and
                            Results of Operations....................................................        14



Part II    Other Information
                 Item 1-- Legal Proceedings..........................................................        28
                 Item 2-- Changes in Securities......................................................        28
                 Item 3-- Defaults Upon Senior Securities............................................        28
                 Item 4-- Submission of Matters to a Vote of Security Holders........................        28
                 Item 5-- Other Information..........................................................        29
                 Item 6-- Exhibits and Reports on Form 8-K...........................................        43
                 Signature ..........................................................................        48







                                           ALLIED WASTE INDUSTRIES, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands)



                                                                           December 31,                June 30,
                                                                               1997                      1998
                                                                         ---------------              ----------
                                                                                                      (unaudited)

ASSETS
Current Assets --
   Cash and cash equivalents......................................       $        23,836           $         14,494
   Accounts receivable, net of allowance of
     $7,087 and $7,080, respectively..............................               177,410                    197,233
   Prepaid and other current assets...............................                18,549                     33,682
   Inventories....................................................                 6,567                      7,473
   Deferred income taxes..........................................                 5,317                         --
                                                                         ---------------           ----------------
       Total current assets.......................................               231,679                    252,882
Property and equipment, net.......................................             1,372,260                  1,424,986
Goodwill, net.....................................................               899,158                    915,479
Other assets......................................................                88,442                     81,698
                                                                         ---------------           ----------------
       Total assets...............................................       $     2,591,539           $      2,675,045
                                                                         ===============           ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
   Current portion of long-term debt..............................       $        58,923           $         43,601
   Accounts payable...............................................                76,458                     62,201
   Accrued liabilities............................................                99,076                    126,661
   Unearned income................................................                38,033                     40,290
                                                                         ---------------           ----------------
       Total current liabilities..................................               272,490                    272,753
Long-term debt, less current portion..............................             1,400,896                  1,474,851
Deferred income taxes.............................................                14,759                     20,517
Accrued closure, post-closure and environmental costs.............               212,084                    213,812
Other long-term obligations.......................................                46,619                     36,929
Commitments and contingencies.....................................
   Stockholders' Equity ..........................................               644,691                    656,183
                                                                         ---------------           ----------------
       Total liabilities and stockholders' equity.................       $     2,591,539           $      2,675,045
                                                                         ===============           ================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these balance sheets.



                                                    ALLIED WASTE INDUSTRIES, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands except for per share amounts; unaudited)



                                                             Six Months Ended                  Three Months Ended
                                                                 June 30,                           June 30,
                                                       ----------------------------     ---------------------------------
                                                            1997          1998               1997                1998
                                                       ------------    ------------     -------------       -------------

       Revenues......................................  $    523,218    $    576,350     $     278,230       $     299,692
       Cost of operations............................       308,559         320,370           160,594             164,596
       Selling, general
         and administrative expenses.................        61,947          56,296            31,762              28,163
       Depreciation and amortization.................        61,353          68,768            32,073              36,196
       Acquisition related and
         non-recurring costs.........................            --          45,143                --              42,687
                                                       ------------    ------------     -------------       -------------
         Operating income............................        91,359          85,773            53,801              28,050
       Interest income...............................       (1,464)         (1,167)             (698)               (870)
       Interest expense..............................        49,562          41,451            26,232              20,355
                                                       ------------    ------------     -------------       -------------
         Income before income taxes..................        43,261          45,489            28,267               8,565
         Income tax expense..........................        14,749          26,611            10,022              14,973
                                                       ------------    ------------     -------------       -------------
       Income (loss) before extraordinary items......        28,512          18,878            18,245             (6,408)
       Extraordinary items,
         net of income tax benefit...................        52,412           3,093            52,412               3,093
                                                       ------------    ------------     -------------       -------------
         Net income (loss)...........................      (23,900)          15,785          (34,167)             (9,501)
         Dividends on preferred stock................         (337)              --             (166)                  --
                                                       ------------    ------------     -------------       -------------
       Net income (loss) to common
         shareholders................................  $   (24,237)    $     15,785     $    (34,333)       $     (9,501)
                                                       ============    ============     =============       =============
       Basic earnings per share:
         Income (loss) before extraordinary items....          0.28            0.15              0.18              (0.05)
         Extraordinary items.........................        (0.52)          (0.02)            (0.52)              (0.03)
                                                       ------------    ------------     -------------       -------------
         Net income (loss)...........................  $     (0.24)    $       0.13     $      (0.34)       $      (0.08)
                                                       ============    ============     =============       =============
       Weighted average common shares
         outstanding.................................        99,981         124,293           100,869             124,502
                                                       ============    ============     =============       =============
       Diluted earnings per share:
         Income (loss) before extraordinary items....          0.26            0.15              0.17              (0.05)
         Extraordinary items.........................        (0.49)          (0.03)            (0.48)              (0.02)
                                                       ------------    ------------     -------------       -------------
         Net income (loss)...........................  $     (0.23)    $       0.12     $      (0.31)       $      (0.07)
                                                       ============    ============     =============       =============
       Weighted average common and
         common equivalent shares
         outstanding.................................       107,328         128,380           110,097             128,633
                                                        ===========    ============     =============       =============




          The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.



                                                   ALLIED WASTE INDUSTRIES, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in thousands; unaudited)

                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                                 --------------------------
                                                                                                      1997            1998
                                                                                                 -------------     --------

Operating Activities --
   Net income (loss)............................................................          $     (23,900)    $     15,785
   Adjustments to reconcile net income (loss) to cash
     provided by (used for) operating activities --
   Extraordinary items..........................................................                  17,252           5,103
   Provisions for:
     Depreciation and amortization..............................................                  61,353          68,768
     Closure and post-closure costs.............................................                   5,158           5,864
     Acquisition related and non-recurring costs................................                      --          26,288
     Doubtful accounts..........................................................                   1,629             827
     Accretion of senior discount notes.........................................                   9,204          14,390
     Deferred income taxes......................................................                (31,103)          11,075
     Gain on sale of fixed assets...............................................                   (561)           (700)
   Change in operating assets and liabilities,
   excluding the effects of purchase acquisitions --
     Accounts receivable, prepaid expenses, inventories and other...............                (56,381)        (31,699)
     Accounts payable, accrued liabilities and unearned income..................                  22,361         (4,302)
     Closure and post-closure costs and other...................................                (11,163)         (8,425)
                                                                                          --------------    ------------
Cash provided by (used for) operating activities................................                 (6,151)         102,974
                                                                                          --------------    ------------

Investing Activities --
   Cash expenditures for acquisitions, net of cash acquired.....................               (100,500)        (32,171)
   Capital expenditures, other than for acquisitions............................                (68,458)        (61,356)
   Capitalized interest.........................................................                (15,223)        (30,933)
   Proceeds from sale of assets.................................................                 527,144           1,902
   Change in deferred acquisition costs and notes receivable....................                (23,395)           7,705
                                                                                          --------------    ------------
Cash provided by (used for) investing activities................................                 319,568       (114,853)
                                                                                          --------------    ------------

Financing activities --
   Net proceeds from sale of common stock,
     stock options and warrants.................................................                   1,873             437
   Proceeds from long-term debt, net of issuance costs..........................                 881,711         570,693
   Repayments of long-term debt.................................................             (1,180,916)       (543,638)
   Repurchase of warrant........................................................                (49,000)              --
   Change in other long-term obligations........................................                   4,939        (10,031)
   Dividends paid...............................................................                   (352)              --
   Equity transactions of pooled companies......................................                 (4,799)        (14,924)
                                                                                          --------------    ------------
Cash provided by (used for) financing activities................................               (346,544)           2,537
                                                                                          --------------    ------------
Decrease in cash and cash equivalents...........................................                (33,127)         (9,342)
Cash and cash equivalents, beginning of period..................................                  61,613          23,836
                                                                                          --------------    ------------
Cash and cash equivalents, end of period........................................          $       28,486    $     14,494
                                                                                          ==============    ============

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

         The condensed consolidated financial statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 1997, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading when read in conjunction with the Company's Annual Report on Form 10-K. The condensed consolidated financial statements as of June 30, 1998 and for the three months and six months ended June 30, 1997 and 1998 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for such periods. The condensed consolidated financial statements and accompanying notes have also been restated to reflect acquisitions accounted for as poolings-of-interests (See Note 2).

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

Accounting pronouncement not yet required to be adopted

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting, and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

                         ALLIED WASTE INDUSTRIES, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


         Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement Statement 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter).

         The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing or method of adoption. However, Statement 133 could increase volatility in earnings and other comprehensive income.

Acquisition related and non-recurring costs

         Acquisition related and non-recurring costs of $45.1 million were incurred in 1998 for transaction and integration costs directly related to acquisitions. During the second quarter of 1998, the Company recorded a $42.7 million acquisition related and non-recurring charge associated primarily with acquisitions accounted for as poolings- of-interest. The charge is comprised of $14.6 million of termination, severance and retention bonuses, $9.8 million of asset impairments and abandonments, $8.3 million of transaction related costs, $7.9 million of environmental and compliance related costs and $2.1 million of other acquisition related costs.


Extraordinary items, net

         In June 1998, the Company replaced its credit facility and recognized an extraordinary charge of approximately $5.1 million ($3.1 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.

          On May 15, 1997, the Company repurchased (the "Repurchase") from the Laidlaw Inc. ("Laidlaw") and Laidlaw Transportation, Inc. (collectively the "Laidlaw Group") a $150 million 7% junior subordinated debenture ($81.6 million book value), a $168.3 million zero coupon debenture ($34.9 million book value, collectively the "Allied Debentures") and a warrant to purchase 20.4 million shares of common stock ($49.0 million book value, the "Warrant"), used as partial consideration for the purchase of Laidlaw's solid waste business in 1996 (the "Laidlaw Acquisition"), for an aggregate purchase price of $230 million in cash. An extraordinary charge to earnings related to the Repurchase of approximately $65.7 million ($39.4 million net of income tax benefit) was recorded in the second quarter of 1997. In addition, the Company replaced its $1.275 billion senior credit facility (the "Bank Agreement") with the $900 million senior credit facility on June 5, 1997 and recognized an extraordinary charge of approximately $21.6 million ($13.0 million net of income tax benefit) in the second quarter of 1997.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


Statements of cash flows

         The supplemental cash flow disclosures and non-cash transactions for the six months ended June 30, 1997 and 1998 are as follows (in thousands):

                                                                                         Six Months Ended
                                                                                              June 30,
                                                                                     -------------------------
                                                                                      1997              1998
                                                                                     -------           -------
                                                                                            (unaudited)
         Supplemental Disclosures:
           Interest paid...................................................   $        61,394    $      57,503
           Income taxes paid...............................................            10,083           20,981
         Non Cash Transactions:
           Common stock issued in acquisitions
              accounted for as purchases...................................   $        12,730    $       7,051
           Capital leases..................................................             6,701            1,187
           Debt and liabilities incurred or assumed in acquisitions........            47,246           17,684
           Debt converted to common stock..................................               535               --
           Non cash purchase and sale of operating assets..................            61,300               --


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

         The following table summarizes acquisitions for the six months ended June 30, 1997 and 1998. In March 1998, the Company acquired two collection companies in transactions accounted for as a poolings-of-interests. As the effect of these two business combinations was not significant, prior period financial statements were not restated to include historical operating results of the acquired companies. In the first six months of 1998, the Company acquired nine collection companies in transactions accounted for as a poolings-of-interests. Prior period financial statements have been restated to include historical operating results of these nine companies acquired in the first half of 1998 that were accounted for as a pooling-of-interests.


                                                         Six Months
                                                       Ended June 30,
                                                  -------------------------
                                                    1997              1998
                                                  -------             -----
                                                          (unaudited)
Number of businesses acquired and accounted for as:

  Poolings-of-interests ..................               1                 11
  Purchases ..............................              11                 15
Total consideration (in millions) ........      $    226.4         $    647.6
Shares of common stock issued ............       1,675,470(1)      21,006,446(2)
----------
     (1) Includes  288,505 shares of  contingently  issuable  common stock.
     (2) Includes 563,160 shares of contingently issuable common stock.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



         The following table presents revenues and net income restated from amounts originally reported for the cumulative effect of acquisitions accounted for as poolings-of-interests, (in thousands; unaudited):

                                          Before                         After
                                         Pooling        Effect of      Pooling
                                         Effects        Poolings       Effects
                                       ------------   ------------   ----------
Three months ended June 30, 1998
   Revenues ........................   $   246,825    $    52,867   $   299,692
   Net income (loss) ...............       (16,220)         6,719        (9,501)
Six months ended June 30, 1998
   Revenues ........................       468,553        107,797       576,350
   Net income ......................           624         15,161        15,785
Three months ended June 30, 1997
   Revenues ........................       222,279         55,951       278,230
   Net loss ........................       (38,997)         4,830       (34,167)
Six months ended June 30, 1997
   Revenues ........................       417,141        106,077       523,218
   Net loss ........................       (32,606)         8,706       (23,900)
Year ended December 31, 1997
   Revenues ........................       875,028        223,501     1,098,529
   Net income ......................           412         17,478        17,890
Year ended December 31, 1996
   Revenues ........................       291,685        197,334       489,019
   Net loss ........................       (80,582)        13,055       (67,527)
Year ended December 31, 1995
   Revenues ........................       262,243        199,598       461,841
   Net income ......................        13,130         16,112        29,242


Unaudited pro forma income statement data

         The following unaudited pro forma consolidated data for the year ended December 31, 1997 and the six months ended June 30, 1998 presents the results of operations of Allied as if the companies purchased and sold in 1997 and through June 30, 1998, had all occurred as of January 1, 1997 (in thousands, except per share data). This data does not purport to be indicative of the results of operations of Allied that might have occurred nor which might occur in the future.

                                                        December 31, 1997
                                                  ------------------------------
                                                  Reported             ProForma
                                                  ---------           ----------
                                                            (unaudited)
Revenues .......................................      $1,098,529      $1,169,807
Operating income ...............................         202,660         209,419
Net income before extraordinary items ..........          71,095          70,210
Net income before extraordinary items
  to common shareholders .......................          70,714          70,271
Net income before extraordinary items
  per common share .............................            0.62            0.54

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


                                                             June 30, 1998
                                                     --------------------------
                                                      Reported         ProForma
                                                     ---------         --------
                                                             (unaudited)
Revenues .........................................       $576,350       $579,794
Operating income .................................         85,773         86,192
Net income before extraordinary items ............         18,878         26,918
Net income before extraordinary items
  to common shareholders .........................         18,878         26,918
Net income before extraordinary items
  per common share ...............................           0.15           0.21



3.  PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 1997 and June 30, 1998 was as follows (in thousands):

                                                       1997               1998
                                                     ---------         --------
                                                             (unaudited)
         Land and improvements .................    $   108,493     $   111,604
         Land held for permitting as landfills(1)        79,253          85,768
         Landfills .............................        797,230         853,777
         Buildings and improvements ............        120,515         122,153
         Vehicles and equipment ................        360,078         392,871
         Containers and compactors .............        182,570         195,950
         Furniture and office equipment ........         12,613          14,812
                                                    -----------     -----------
                                                      1,660,752       1,776,935
          Accumulated depreciation and amortization    (288,492)       (351,949)
                                                    -----------     -----------
                                                    $ 1,372,260     $ 1,424,986
                                                    ===========     ===========
-----------
     (1) These properties have been approved for use as landfills, and the Company is currently in the process of obtaining permits.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


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

                                                          Six Months Ended                Three Months Ended
                                                              June 30,                         June 30,
                                                     ---------------------------      -------------------------
                                                         1997          1998               1997           1998
                                                     -----------   -------------      -----------    ----------
         Basic earnings (loss) per share computation:
           Net income (loss)
              before extraordinary items.........    $    28,512   $      18,878      $    18,245    $   (6,408)
           Less:  Preferred stock dividends......          (337)              --            (166)             --
                                                     -----------   -------------      -----------    -----------
           Income (loss)
              before extraordinary items
              available to common shareholders...    $    28,175   $      18,878      $    18,079    $   (6,408)
                                                     ===========   =============      ===========    ===========

              Weighted average common shares
              outstanding........................         99,981         124,293          100,869        124,502
                                                     ===========   =============      ===========    ===========

         Basic earnings (loss) per share
           before extraordinary items............    $      0.28   $        0.15      $      0.18    $    (0.05)
                                                     ===========   =============      ===========    ===========

         Diluted earnings (loss) per share computation:
           Net income (loss)
              before extraordinary items.........    $    28,512   $      18,878      $    18,245    $   (6,408)
           Less:  Preferred stock dividends......          (337)              --            (166)             --
           Interest savings upon conversion
              of convertible securities..........             --              --              184             --
                                                     -----------   -------------      -----------    -----------
           Income (loss)
              before extraordinary items
              available to common shareholders...    $    28,175   $      18,878      $    18,263    $   (6,408)
                                                     ===========   =============      ===========    ===========

         Weighted average common
           shares outstanding ...................         99,981         124,293          100,869        124,502
         Effect of stock options and warrants,
           assumed exercisable...................          5,919           3,208            6,205          3,231
         Assumed conversions:
           7% cumulative convertible
           preferred.............................             --              --            1,356             --
           Convertible notes.....................             --              --              239             --
         Effect of shares assumed issued
           pursuant to earn-out agreements.......          1,428             879            1,428            900
                                                     -----------   -------------      -----------    -----------
         Weighted average common
           and common equivalent
           shares outstanding....................        107,328         128,380          110,097        128,633
                                                     ===========   =============      ===========    ===========
         Diluted earnings (loss) per share before
           extraordinary items...................    $      0.26   $        0.15      $      0.17    $    (0.05)
                                                     ===========   =============      ===========    ===========

         Conversion has not been assumed for 7% preferred stock for the six months ended June 30, 1997, as the effects would not be dilutive.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


         In 1997, the Company adopted SFAS No. 128 "Earnings per Share," which required restatement of the prior period earnings per share amounts. The effect of this accounting change on previously reported earnings per share data for the three months and six months ended June 30, 1997 was as follows:

                                      Six Months Ended       Three Months Ended
                                     -----------------       ------------------
                                                  June 30, 1997
                                     ------------------------------------------
  Per share amounts:

  Primary earnings per share         $             0.26    $               0.17
  Effect of SFAS No. 128                           0.02                    0.01
                                     ------------------    --------------------
  Basic earnings per share           $             0.28    $               0.18
                                     ==================    ====================

  Fully diluted earnings per share   $             0.25    $               0.16
  Effect of SFAS No. 128                           0.01                    0.01
                                     ------------------    --------------------
  Diluted earnings per share         $             0.26    $               0.17
                                     ==================    ====================


5. SUMMARIZED FINANCIAL INFORMATION OF ALLIED WASTE NORTH AMERICA, INC.

         As discussed in Note 5 of the Company's Annual Report on Form 10-K, the $525 million of 10.25% senior subordinated notes due 2006 (the "1996 Notes") issued by Allied Waste North America, Inc. ("Allied NA"; a wholly owned, consolidated subsidiary of the Company) are guaranteed by Allied and substantially all subsidiaries of the Company. The separate complete financial statements of Allied NA have not been included herein as management has determined that such disclosure is not material. However, summarized financial information for Allied NA and subsidiaries as of December 31, 1997 and June 30, 1998 is as follows (in thousands):

                Summarized Consolidated Balance Sheet Information

                                               December 31, 1997   June 30, 1998
                                               -----------------   -------------
                                                           (unaudited)
Current assets ................................     $   231,679      $   252,882
Property and equipment, net ...................       1,372,260        1,424,986
Goodwill, net .................................         899,158          915,479
Other non-current assets ......................          88,442           81,698
Current liabilities ...........................         263,044          263,408
Long-term debt, net of current portion ........       1,146,206        1,220,161
Due to parent .................................         752,368          903,091
Due to Allied Canada Finance, Ltd. ............         152,825             --
Other long-term obligations ...................         278,736          275,450
Retained earnings (deficit) ...................          (1,640)          12,935

                 Summarized Statement of Operations Information

                                                                Six Months
                                                               Ended June 30,
                                                          ----------------------
                                                             1997         1998
                                                          --------       ------
                                                                 (unaudited)
Revenue  ...............................................   $523,218   $ 576,350
Operating costs and expenses ...........................    308,559      320,370
Operating income .......................................     91,359       85,773
Income before extraordinary items ......................     30,482       27,673
Extraordinary items, net of income tax benefit .........     52,412        3,093
Net income (loss) ......................................    (21,931)      24,581

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


6.  SUBSEQUENT EVENTS

         On August 7, 1998 the Company acquired Illinois Recycling Services, Inc. and its affiliates ("IRS"). IRS generates approximately $80 million in annual revenue. These Chicago-based operations provide solid waste collection, recycling, and transportation services primarily in the Chicago metro area and northern Indiana. The transaction will be accounted for using the pooling of interests method of business combinations.

         In August 1998, the Company signed a definitive merger agreement with American Disposal Services, Inc. ("ADSI"). Under the terms of the agreement, ADSI shareholders will receive 1.65 shares of Allied common stock for each share of ADSI common stock or approximately 40.7 million shares. The merger, which is subject to shareholder approval, is expected to be completed in the fourth quarter 1998 and will be accounted for as a pooling- of-interest.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, included elsewhere herein.


Introduction

         The Company has experienced significant growth, a substantial portion of which has resulted from the acquisition of solid waste businesses. Since January 1, 1993, the Company has completed over 140 acquisitions. In 1997, the Company acquired 35 businesses and subsequent to 1997 it has acquired 32 businesses. The Company's Condensed Consolidated Financial Statements have been restated to reflect the acquisition of companies accounted for using the pooling-of-interests method for business combinations. The majority of the acquisitions in 1997 were accounted for under the purchase method for business combinations and, accordingly, the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable.

         On December 30, 1996, the Company completed the acquisition of substantially all of the non-hazardous solid waste management business conducted by Laidlaw Inc. ("Laidlaw") in the United States and Canada, for total consideration of approximately $1.5 billion comprised of cash, the Company's common stock, $0.01 par value, (the "Common Stock"), warrants, and subordinated debentures (the "Laidlaw Acquisition"). The cash consideration was financed from the proceeds of its $1.275 billion senior credit facility (the "Bank Agreement") and the sale of $525 million of 10.25% senior subordinated notes due 2006 (the "1996 Notes"). In March 1997, pursuant to a Share Purchase Agreement with USA Waste, the Company sold to USA Waste all of the Canadian non-hazardous solid waste management operations of the Company, acquired in the Laidlaw Acquisition, for approximately $518 million (the "Canadian Sale"). The Company used the proceeds from the Canadian Sale to pay down approximately $517 million in debt under the Bank Agreement.

         In May 1997, the Company repurchased from the Laidlaw and Laidlaw Transportation, Inc. (collectively the "Laidlaw Group") the subordinated debentures and warrants issued in the Laidlaw Acquisition for an aggregate purchase price of $230 million in cash (the "Repurchase"). Net proceeds of $230 million from the $418 million face value 11.3% senior discount notes (the "Senior Discount Notes") were used to fund the Repurchase. Additionally, certain private securities investment funds purchased all of the Common Stock of Allied held by Laidlaw.

         In June 1998, the Company completed the acquisition of the Rabanco Companies ("Rabanco") in a transaction accounted for using the pooling-of-interests method for business combinations. Rabanco generates annual revenue of approximately $175 million excluding the effects of the internalization of waste volumes. Rabanco provides solid waste collection, recycling, transportation and disposal services in the Pacific Northwest through a network of approximately 160 collection routes, 3 transfer stations, an extensive intermodal rail transportation system and a major regional landfill.

         In August 1998, the Company acquired the Illinois Recycling Services, Inc. and its affiliates ("IRS") in a transaction accounted for using the pooling-of-interests method for business combinations. IRS provides solid waste collection, recycling and transportation services primarily in the Chicago metro area and northern Indiana and generates annual revenue of approximately $80 million excluding the effects of the internalization of waste volumes.

         In August 1998, the Company signed a definitive merger agreement with American Disposal Services, Inc. ("ADSI"). Under the terms of the agreement, ADSI shareholders will receive 1.65 shares of Allied common stock for each share of ADSI common stock or approximately 40.7 million shares. The merger, which is subject to shareholder approval, is expected to be completed in the fourth quarter 1998 and will be accounted for as a pooling- of-interest.


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
                                                                 Six Months
                                  Year Ended December 31,          Ended
                                  ----------------------        -------------
                                   1995    1996    1997         June 30, 1998
                                   ----    ----    ----         -------------
Collection(1) ..................    60%     59%     56%             55%
Transfer .......................     7       7       7               6
Landfill(1) ....................    25      26      27              33
Other ..........................     8       8      10               6
                                   ----    ----    ----            ----
                  Total Revenues   100%    100%    100%            100%
                                   ====    ====    ====            ====


                                                                 Six Months
                                   Year Ended December 31,        Ended
                                   ----------------------       -------------
                                   1995    1996    1997         June 30, 1998
                                   ----    ----    ----         -------------
Great Lakes ....................    21%     20%     26%              26%
Midwest ........................     9      10      12               12
Northeast ......................    10      10      12               10
Southeast ......................    15      18      12               13
Southwest ......................     2       2      12               11
West ...........................    43      40      26               28
                                   ----    ----    ----             ----
                  Total Revenues   100%    100%    100%             100%
                                   ====    ====    ====             ====
---------
(1)      The  portion  of   collection   and   third-party   transfer   revenues
         attributable to disposal charges for waste collected by the Company and disposed at the Company's landfills have been excluded from collection and transfer revenues and included in landfill revenues.

         The Company's strategy is to develop vertically integrated operations to ensure internalization of waste it collects and thus realize higher margins from its operations. By disposing of waste at Company-owned and/or operated landfills, the Company retains the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 67% of Company-collected waste is disposed of at Company-owned and/or operated landfills as measured using volume in the first six months of 1998. In addition, transfer stations are an integral part of the disposal process. The Company locates its transfer stations in areas where its landfills are outside of the population centers in which it collects waste. Such waste is transferred to long-haul trailers or railcars and transported to its landfills.

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

         Currently, the net present value of the closure and post-closure commitment is calculated assuming inflation of 2.5% and a risk-free capital rate of 7.0%. Discounted amounts previously recorded are accreted to reflect the effects of the passage of time. The Company's current estimate of total future payments for closure and post-closure is $1.0 billion while the present value of such estimate is $245.3 million. At December 31, 1997 and June 30, 1998, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $149.6 million and $151.3 million. The accruals reflect relatively young landfills with estimated remaining lives, based on current waste flows, that range from approximately 1 to over 75 years, and an estimated average remaining life of greater than 30 years.

   Year 2000 Systems Modifications. Allied is modifying its computer system programming to be able to process transactions in the year 2000. Anticipated spending for this modification will be expensed as incurred and is not expected to have a significant impact on the Company's ongoing operations or the results thereof.

                              RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1998

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

                                                              Three Months Ended June 30,
                                                           -----------------------------------
                                                                                      1998
                                                                                     Compared
                                                                                      to 1997
                                                                                      % Change
                                                             1997           1998      in Amounts
                                                           ----------     ---------   ----------
                                                                   (unaudited)
         Statement of Operations Data:
         Revenues.......................................     100.0%      100.0%        7.7%
         Cost of operations.............................      57.7        54.9         2.5
         Selling, general and administrative expenses...      11.4         9.4       (11.3)
         Depreciation and amortization..................      11.6        12.1        12.8
         Acquisition related and non-recurring costs....       --         14.2          --
                                                           ------      -------
         Operating income...............................      19.3         9.4       (47.9)
         Interest expense, net..........................       9.2         6.5       (23.5)
         Income tax provision...........................       3.6         5.0        49.4
         Extraordinary items............................      18.8         1.0       (94.1)
                                                           -------     -------
           Net loss.....................................   (12.3)%       (3.1)%       72.2%
                                                           ======      ======

    Revenues. Revenues in 1998 were $299.7 million compared to $278.2 million in 1997, an increase of 7.7%. Revenues of approximately $11.0 million in the second quarter of 1998 were generated from companies acquired, net of revenues sold, subsequent to the end of the same period in the prior year. Increases in revenues attributable to operations owned as of June 30, 1997 ("Internal Growth") was 8% adjusted for the loss of certain volumes between 1997 and 1998. Internal volume growth was negatively impacted by the expiration of the disposal contract with the City of St. Louis, acquired in the Laidlaw Acquisition, and the closing of the Plainville Landfill which, combined, amounted to a decline in revenue of approximately $5.8 million. Internal volume growth was approximately 5% and price increases were 3%.

    Cost of Operations. Cost of operations in 1998 was $164.6 million compared to $160.6 million in 1997, an increase of 2.5%. The increase in cost of operations was primarily attributable to the increase in revenues described above. As a percentage of revenues, cost of operations decreased to 54.9% in 1998 from 57.7% in 1997. Operating margins were favorably impacted by an increase in internalization of third-party disposal volumes to 66% in 1998 from 58% in 1997 and increased volumes at the landfills.

    Selling, General and Administrative Expenses. SG&A expenses in 1998 were $28.2 million compared to $31.8 million in 1997, a decrease of 11.3%. As a percentage of revenues, SG&A decreased to 9.4% in 1998 compared to 11.4% in 1997. The decrease in SG&A expenses is primarily a result of the reduction in certain sales and administrative functions and related facilities completed at the beginning of the second quarter of 1998 in accordance with the Company's continuing acquisition integration plan. Additionally, the decrease in SG&A as a percentage of revenues can also be attributed to the continued increase in revenues.

   Depreciation and amortization. Depreciation and amortization in 1998 was $36.2 million compared to $32.1 million in 1997, an increase of 12.8%. The increase in depreciation and amortization expense is due to a 34% increase in internalized landfill tonnage, increased capital expenditures and acquisitions. As a percentage of revenues, depreciation and amortization has increased due to increased landfill volumes.

     Acquisition related and non-recurring costs. During the second quarter of 1998, the Company recorded a $42.7 million acquisition related and non-recurring charge for transaction and integration costs associated primarily with acquisitions accounted for as poolings-of-interest. Transaction costs include stock registration, legal, accounting, consulting, engineering and other direct third-party costs incurred to complete the acquisitions. Integration costs include uncollectible accounts receivable write-offs, employee termination and relocation, write down of fixed assets, lease termination, compliance related costs and other one-time charges related to the acquisitions. The charge is comprised of $14.6 million of termination, severance and retention bonuses, $9.8 million of asset impairments and abandonments, $8.3 million of transaction related costs, $7.9 million of environmental and compliance related costs and $2.1 million of other acquisition related costs.

   Interest expense, net. Net interest expense was $19.5 million in 1998 compared to $25.5 million in 1997, a decrease of 23.5%. The decrease in interest expense was due to an overall reduction in the average interest rate, partially offset by an increase in outstanding debt. Additionally, capitalized interest increased to $15.7 million in 1998 compared to $9.3 million in 1997, due to the acquisition of landfill assets and increases in landfills under development.

   Income taxes. Income taxes reflect a 174.8% effective income tax rate in 1998 and 35.5% in 1997. The increase is primarily caused by the income tax accounting treatment of S-Corporations when the pooling-of-interests method of accounting is used and the effects of one-time non-deductible acquisition related costs. This resulted in a one-time impact and had the effect of increasing the total income tax provision by $11.5 million. Without considering the effect of pooled companies, the 1998 effective tax rate is 41%. The Company's effective tax rate in 1998 and 1997 deviates from the federal statutory rate of 35%, due primarily to the effects of differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences.

   Extraordinary items, net. In June 1998, the Company replaced its credit facility and recognized an extraordinary charge of approximately $5.1 million ($3.1 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.

         On May 15, 1997, the Company repurchased from the Laidlaw Group a $150 million 7% junior subordinated debenture ($81.6 million book value), a $168.3 million zero coupon debenture ($34.9 million book value, collectively the "Allied Debentures") and a warrant to purchase 20.4 million shares of Common Stock ($49.0 million book value, the "Warrant", used as partial consideration for the Laidlaw Acquisition, for an aggregate purchase price of $230 million in cash. An extraordinary charge to earnings related to the Repurchase of approximately $65.7 million ($39.4 million net of income tax benefit) was recorded in the second quarter of 1997. In addition, the Company replaced its Bank Agreement with the $900 million senior credit facility on June 5, 1997 and recognized an extraordinary charge of approximately $21.6 million ($13.0 million net of income tax benefit) in the second quarter of 1997.

Six Months Ended June 30, 1997 and 1998

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

                                                               Six Months Ended June 30,
                                                           ------------------------------------
                                                                                        1998
                                                                                      Compared
                                                                                       to 1997
                                                                                      % Change
                                                            1997           1998       in Amounts
                                                          ----------     --------     ----------
                                                                  (unaudited)
         Statement of Operations Data:
         Revenues........................................   100.0%         100.0 %       10.2%
         Cost of operations..............................    59.0           55.6          3.8
         Selling, general and administrative expenses....    11.8            9.8         (9.0)
         Depreciation and amortization...................    11.7           11.9         12.1
         Acquisition related and non-recurring costs.....     --             7.8           --
                                                          ------         -------
         Operating income................................    17.5           14.9         (6.1)
         Interest expense, net...........................     9.2            7.0        (16.2)
         Income tax provision............................     2.8            4.6         80.4
         Extraordinary items.............................    10.0            0.5        (94.1)
                                                          -------        -------
           Net income (loss).............................    (4.5)%          2.8 %      166.0%
                                                           ======         =======

    Revenues. Revenues in 1998 were $576.4 million compared to $523.2 million in 1997, an increase of 10.2%. Revenues of approximately $22.0 million in the first six months of 1998 were generated from companies acquired, net of revenues sold, subsequent to the end of the same period in the prior year. Internal Growth was 8% adjusted for the loss of certain volumes between 1997 and 1998. Internal volume growth was negatively impacted by the expiration of the disposal contract with the City of St. Louis, acquired in the Laidlaw Acquisition, and the closing of the Plainville Landfill which, combined, amounted to a decline in revenue of approximately $10.9 million. Internal volume growth was approximately 5% and price increases were 3%.

    Cost of Operations. Cost of operations in 1998 was $320.4 million compared to $308.6 million in 1997, an increase of 3.8%. The increase in cost of operations was primarily attributable to the increase in revenues described above. As a percentage of revenues, cost of operations decreased to 55.6% in 1998 from 59.0% in 1997. Operating cost margins were favorably impacted by an increase in internalization of third-party disposal volumes to 67% in 1998 from 59% in 1997 and increased volumes at the landfills.

    Selling, General and Administrative Expenses. SG&A expenses in 1998 were $56.3 million compared to $61.9 million in 1997, a decrease of 9.0%. As a percentage of revenues, SG&A decreased to 9.8% in 1998 compared to 11.8% in 1997. The decrease in SG&A expenses is primarily a result of the reduction in certain sales and administrative functions and related facilities completed at the beginning of the second quarter of 1998 in accordance with the Company's continuing acquisition integration plan. Additionally, the decrease in SG&A as a percentage of revenues can also be attributed to the continued increase in revenues.

   Depreciation and amortization. Depreciation and amortization in 1998 was $68.8 million compared to $61.4 million in 1997, an increase of 12.1%. The increase in depreciation and amortization expense is due to a 39% increase in internalized landfill tonnage, increased capital expenditures and acquisitions. As a percentage of revenues, depreciation and amortization has remained relatively flat.

   Acquisition related and non-recurring costs. During the first six months of 1998, the Company recorded a $45.1 million acquisition related and non-recurring charge for transaction and integration costs associated primarily with acquisitions accounted for as poolings-of-interest. Transaction costs include stock registration, legal, accounting, consulting, engineering and other direct third-party costs incurred to complete the acquisitions. Integration costs include uncollectible accounts receivable write-offs, employee termination and relocation, write down of fixed assets, lease termination, compliance related costs and other one time charges related to the acquisitions. The charge is comprised of $15.1 million of termination, severance and retention bonuses, $9.8 million of asset impairments and abandonments, $8.3 million of transaction related costs, $7.9 million of environmental and compliance related costs and $4.0 million of other acquisition related costs.

   Interest expense, net. Net interest expense was $40.3 million in 1998 compared to $48.1 million in 1997, a decrease of 16.2%. The decrease in interest expense was due to an overall reduction in the average interest rate, partially offset by an increase in outstanding debt. Additionally, capitalized interest increased to $30.9 million in 1998 compared to $15.2 million in 1997, due to the acquisition of landfill assets and increases in landfills under development.

   Income taxes. Income taxes reflect a 58.5% effective income tax rate in 1998 and 34.1% 1997. The increase is primarily caused by the income tax accounting treatment of S-Corporations when the pooling-of-interests method of accounting is used and the effects of one-time non-deductible acquisition costs. This resulted in a one-time impact and had the effect of increasing the total income tax provision $8.0 million. Without considering the effect of pooled companies, the 1998 effective tax rate is 41%. The Company's effective tax rate in 1998 and 1997 deviates from the federal statutory rate of 35%, due primarily to the effects of differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences.

   Extraordinary items, net. In June 1998, the Company replaced its credit facility and recognized an extraordinary charge of approximately $5.1 million ($3.1 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.

         On May 15, 1997, the Company repurchased from the Laidlaw Group the Allied Debentures and the Warrant, used as partial consideration for the Laidlaw Acquisition, for an aggregate purchase price of $230 million in cash. An extraordinary charge to earnings related to the Repurchase of approximately $65.7 million ($39.4 million net of income tax benefit) was recorded in the second quarter of 1997. In addition, the Company replaced its Bank Agreement with the $900 million senior credit facility on June 5, 1997 and recognized an extraordinary charge of approximately $21.6 million ($13.0 million net of income tax benefit) in the second quarter of 1997.

Liquidity and Capital Resources

         Historically, the Company has satisfied its acquisition, capital expenditure and working capital needs primarily through bank financing, public offerings and private placements of debt and equity securities. Between January 1, 1994 and June 30, 1998, the Company has completed debt and equity financings in excess of $3 billion. Due to the acquisition driven and the capital intensive nature of the Company's growth objectives, the Company has used, and believes that it will likely continue using amounts in excess of the cash generated from operations to fund the growth component of its business including acquisitions and capital expenditures. In connection with acquisitions, the Company has assumed or incurred indebtedness with relatively short-term repayment schedules, which have been refinanced under the Revolving Credit Facility and operating equipment has been acquired using financing leases which have medium-term maturities. Additionally, the Company uses excess cash generated from operations to pay down amounts owed on its revolving line of credit which is classified as long-term debt. As a result, the Company has periodically had low levels of working capital or working capital deficits. However, the Company has approximately $494.5 million in undrawn, committed capacity available under the Revolving Credit Facility at June 30, 1998.

         During the six months ended June 30, 1997 and 1998, the Company's cash flows for operating, investing and financing activities were as follows (dollars in millions; unaudited):

                                                              Six Months Ended
                                                            -------------------
                                                                  June 30,
                                                            -------------------
                                                               1997       1998
                                                            ------       -----
Operating Activities:
Net income (loss) .......................................   $    (23.9) $   15.8
Non-cash operating expenses .............................         62.9     131.6
Change in operating assets and liabilities, net .........        (45.2)    (44.4)
                                                              --------    ------
Cash provided by (used for) operating activities ........         (6.2)    103.0
                                                              --------    ------
Investing Activities:
Cash expenditures for acquisitions, net of cash acquired        (100.5)    (32.2)
Capital expenditures, other than for acquisitions .......        (68.5)    (61.3)
Capitalized interest ....................................        (15.2)    (30.9)
Proceeds from sale of fixed assets ......................        527.2       1.9
Other ...................................................        (23.4)      7.7
                                                              --------    ------
Cash provided by (used for) investing activities ........        319.6    (114.8)
                                                              --------    ------
Financing Activities:
Net proceeds from sale and redemption of preferred stock,
   common stock, stock options and warrants .............          1.9       0.4
Net proceeds from long-term debt ........................        881.7     570.7
Repayments of long-term debt ............................     (1,180.9)   (543.6)
Other ...................................................        (49.2)    (25.0)
                                                              --------    ------
Cash provided by (used for) financing activities ........       (346.5)      2.5
                                                              --------    ------
Decrease in cash and cash equivalents ...................   $    (33.1) $   (9.3)
                                                              ========    ======


         As of June 30, 1998, the Company had cash and cash equivalents of $14.5 million. The Company's capital expenditure and working capital requirements have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will likely increase further as the Company continues to pursue its growth objectives. During 1997, the Company acquired solid waste operations representing approximately $369.1 million in annual revenues, and sold operations representing approximately $127.9 million in annual revenue. Both acquisitions and sales included landfill assets. Net consideration of approximately $528.3 million (including $10.5 million for landfills under development) comprised of cash, notes and 7,038,456 shares of Common Stock, was paid in these transactions. Subsequent to December 31, 1997, the Company acquired 32 operating solid waste businesses with annual revenues of approximately $355.2 million for consideration of approximately $947.2 million, of which $805.9 million consists of approximately 31.7 million shares of Common Stock. For the calendar year 1998, the Company expects to spend approximately $224.0 million for capital, closure and post-closure, and remediation expenditures. As the Company continues to acquire waste operations during 1998, additional capital amounts will be required to fund the acquisition of businesses and the related capital expenditure requirements.

     On June 30, 1998, the Company's debt structure consisted primarily of $525 million of the 1996 Notes, $497.7 million outstanding under the Credit
Agreement, and approximately $268.9 million of accreted value on the Senior Discount Notes ($418 million aggregate face amount). As of June 30, 1998 there was aggregate availability under the Revolving Credit Facility of approximately $494.5 million to be used for working capital, letters of credit, acquisitions and other general corporate purposes. In October 1997, the Company amended the Credit Agreement, increasing the amount of the Senior Credit Facility from $900 million to $1.1 billion. In June 1998, the Company replaced the amended Credit Agreement with a new Credit Agreement, consisting of a $300 million Term Loan, which is fully drawn, and a $800 million Revolving Credit Facility. The Revolving Credit Facility includes a $250 million sublimit for the issuance of letters of credit. The indentures relating to the 1996 Notes, the Senior Discount Notes and the Credit Agreement contain financial and operating covenants and restrictions on the ability of the Company to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. A substantial portion of the Company's available cash will be required to be applied to service indebtedness, including indebtedness incurred to finance the Laidlaw Acquisition. Currently, on an annualized basis, this is expected to include approximately $146.7 million in mandatory annual principal and interest payments.

         The Company is also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to its landfill operations and collection contracts. These financial assurance requirements are satisfied by the Company issuing performance bonds, letters of credit, insurance policies or trust deposits to secure the Company's obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At June 30, 1998, the Company had outstanding approximately $340.5 million in financial assurance instruments, represented by $200.1 million of performance bonds, $1.5 million of letters of credit, $127.4 million of insurance policies and $11.5 million of trust deposits. The Company expects that financial assurance obligations will increase in the future as it acquires and expands its landfill activities and that a greater percentage of the financial assurance instruments will be comprised of performance bonds and insurance policies.

         The Company has lease facilities (the "Lease Facilities") that allow it to enter into equipment leases at rates ranging from similar term treasury note rates plus 1.5% to 2.0% for terms of 36 to 84 months. In addition to equipment leases outstanding at December 31, 1997 and June 30, 1998 of $62.9 million and $85.7 million, respectively, the Company had available lease commitments of $32.4 million and $65.0 million, respectively.

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

         The Credit Agreement also provides for a five year senior secured $300 million term loan facility (the "Term Loan Facility"). The Term Loan Facility is an amortizing senior secured term loan with annual principal payments increasing from $75 million in 2001 to $105 million in 2002, and to $120 million in 2003. Principal under the Revolving Credit Facility is due upon maturity in June 2003.

         In addition to the scheduled principal payments above, the Company is also required to make mandatory prepayments on the Senior Credit Facilities from the proceeds from certain asset sales and the issuance of new debt securities and cash-pay preferred stock. The amount of the mandatory prepayment is based upon the ratio of total debt to EBITDA (the "Ratio"); prepayments equal 75% of the net proceeds when the Ratio exceeds 4.50 to 1.00, 50% of the net proceeds when the Ratio exceeds 4.00 to 1.00 but is less than 4.50 to 1.00 and 0% when the Ratio is less than 4.00 to 1.00. Proceeds from new equity issues are exempt from mandatory prepayment requirements. Mandatory prepayments are applied first to repay outstanding Revolving Credit Facility advances (but not to reduce commitments under the Revolving Credit Facility) and the Term Loan pro rata based on amount outstanding, until no Revolving Credit advances are outstanding, and then to repay the outstanding Term Loan.

         Borrowings under the Revolving Credit Facility may be used for acquisitions, the issuance of letters of credit, working capital and other general corporate purposes.

         The Senior Credit Facility bears interest, at the Company's option, at either (a) a Base Rate, or (b) a Eurodollar Rate, both terms as defined in the Credit Agreement, plus, in either case, an agreed upon applicable margin. The applicable margin will be adjusted from time to time pursuant to a pricing grid based upon the Company's Total Debt to EBITDA ratio, as defined in the Credit Agreement, and varies between zero percent and 0.50% for Base Rate loans, and 0.75% and 1.75% for Eurodollar loans.

         The Senior Credit Facility is guaranteed by substantially all of the Company's present and future subsidiaries. In addition, the Senior Credit Facility is secured by substantially all the personal property and a pledge of the stock, of substantially all the Company's present and future subsidiaries.

         The Credit Agreement contains certain financial covenants including, but not limited to, a Total Debt to EBITDA ratio, a Fixed Charge Coverage ratio and an Interest Expense Coverage ratio, all terms as defined in the Credit Agreement. In addition, the Credit Agreement also limits the Company's ability to make acquisitions, purchase fixed assets above certain amounts, pay dividends, incur additional indebtedness and liens, make optional prepayments on certain subordinated indebtedness, make investments, loans or advances, enter into certain transactions with affiliates or enter into a merger, consolidation or sale of all or a substantial portion of the Company's assets. The Company is in compliance with all applicable covenants at June 30, 1998.

     The Company has entered into interest rate protection agreements (the "Agreements"), with commercial banks and investment banking institutions to reduce its exposure to fluctuations in variable interest rates. A summary of the Agreements outstanding as of June 30, 1998 is as follows:

 Notional Amount      Fixed Rate                        Period
----------------     -----------        ----------------------------------------
  (in millions)
    $   50               6.08           September 1997      -     September 2000
        50               6.06           September 1997      -     March 2000
        50               5.12           February 1998       -     April 1999
        50               6.02           October 1997        -     October 1999
        50               5.90           November 1997       -     November 1999
        50               5.91           November 1997       -     November 1999
       130               6.06           May 1998            -     May 2001

         The Agreements effectively change the Company's interest rate paid on its floating rate long-term debt to a weighted average fixed rate of approximately 5.91% plus applicable margins imposed by the terms of the Credit Agreement at June 30, 1998.



Disclosure Regarding Forward Looking Statements

         This quarterly report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this section, are Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important Factors") that could cause actual results to differ materially from the Company's expectations are disclosed in this section and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ from the Company's expectations. The forward- looking statements made herein are only made as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

     On May 28, 1998, the annual meeting of the stockholders of the Company was held. The holders of 90,967,956 shares of Common Stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following action:

     Election of Directors The stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, and until their successors are duly elected and qualified. Votes were cast as follows:
                                         Number of             Number of
                                         Votes for          Votes Withheld
                                         ----------         ---------------

      Thomas H. Van Weelden              90,495,982            471,974
      Roger A. Ramsey                    90,494,623            473,333
      Nolan Lehmann                      90,495,982            471,974
      Alan B. Shepard                    90,489,462            478,494
      Michael Gross                      90,495,982            471,974
      David B. Kaplan                    90,495,982            471,974
      Antony P. Ressler                  90,495,982            471,974
      Howard A. Lipson                   90,489,462            478,494
      Dennis Hendrix                     90,495,982            471,974
      Warren B. Rudman                   90,495,982            471,974
      Vincent Tese                       90,495,982            471,974

Item 5.  Other Information

         On June 25, 1998, Allied Waste Industries, Inc. ("Allied") purchased the Rabanco Companies in an acquisition accounted for using the pooling-of-interest method for business combinations. The financial statements and pro forma combined financial statements filed herein are filed for informational purposes.

        (a)    Financial Statements of the Rabanco Companies

                    (i)    Report of Independent Public Accountants

                    (ii)   Balance Sheets - December 31, 1997 and March 31, 1998
                              (unaudited)

                    (iii) Statements of Operations for the Year Ended December 31, 1997 and for the Three Months Ended March 31, 1997 and 1998 (unaudited)

                    (iv) Statements of Cash Flows for the Year Ended December 31,1997 and for the Three months ended March 31, 1997 and 1998 (unaudited)

                    (v)    Notes to Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Rabanco Companies and Allied Waste Industries, Inc.:


     We have audited the accompanying combined balance sheet of the companies identified in Note 1 to the combined financial statements, as of December 31, 1997, and the related combined statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the companies identified in Note 1 to the combined financial statements as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




Phoenix, Arizona,                                     /s/ARTHUR ANDERSEN LLP

   June 25, 1998.


                                                 RABANCO COMPANIES

                                              COMBINED BALANCE SHEETS

                                                      ASSETS

                                                                                  December 31,       March 31,
                                                                                --------------      -----------
                                                                                      1997              1998
                                                                                --------------      -----------
                                                                                                     (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                     $    1,610,756   $    3,669,742
   Restricted cash                                                                    1,840,000          560,000
   Accounts receivable, net of allowance of $599,820 and $685,284                    22,043,731       19,949,438
   Prepaid expenses and other                                                         1,702,579        1,440,477
   Due from related parties                                                           1,176,721        1,608,367
                                                                                 --------------   --------------

                  Total current assets                                               28,373,787       27,228,024


PROPERTY AND EQUIPMENT, net                                                          69,280,439       68,826,816

OTHER ASSETS, net                                                                     7,614,314        7,934,625
                                                                                 --------------   --------------

                  Total assets                                                   $  105,268,540   $  103,989,465
                                                                                  ==============   ==============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                             $    7,571,670   $    7,559,018

   Line of credit                                                                     1,700,000               -
   Notes payable to shareholders                                                      2,820,010        2,820,010
   Notes payable to related parties                                                   5,459,480        5,459,480
   Accounts payable                                                                  11,279,029       10,581,193
   Accrued business taxes                                                             3,716,492        3,689,825
   Other accrued liabilities                                                          1,620,913        1,810,844
   Advances from related parties                                                      3,449,348        6,281,965
   Unearned income                                                                    2,300,694        2,147,283
                                                                                 --------------   --------------

                  Total current liabilities                                          39,917,636       40,349,618


LONG-TERM DEBT, less current portion                                                 30,627,704       27,355,179

ACCRUED CLOSURE AND POST-CLOSURE COSTS                                                3,665,615        3,831,984

MINORITY INTERESTS                                                                      977,483        1,150,234

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock                                                                         260,685          260,685
   Contributed capital                                                               22,272,753       22,272,753
   Retained earnings                                                                  7,546,664        8,769,012
                                                                                 --------------   --------------

                  Total stockholders' equity                                         30,080,102       31,302,450
                                                                                 --------------   --------------

                  Total liabilities and stockholders' equity                     $  105,268,540   $  103,989,465
                                                                                  ==============   ==============

       The accompanying notes to combined financial statements are an integral part of these balance sheets.



                                                 RABANCO COMPANIES


                                         COMBINED STATEMENTS OF OPERATIONS




                                                                                    Three Months Ended
                                                                December 31,              March 31,
                                                             ----------------    -------------------------------
                                                                    1997             1998              1997
                                                             ----------------    --------------   --------------
                                                                                  (Unaudited)     (Unaudited)

Revenues                                                     $    166,528,227    $   39,186,402   $   37,068,077
Cost of operations                                                122,788,306        28,595,518       27,758,011
Selling, general and administrative expenses                       16,817,102         4,461,238        3,556,084
Depreciation and amortization                                      12,422,176         3,159,684        2,915,759
                                                             ----------------    --------------   --------------

                  Operating income                                 14,500,643         2,969,962        2,838,223


Interest income                                                       544,937           161,290           88,545
Interest expense                                                   (4,044,863)         (998,283)        (902,152)
Other income (expense)                                               (114,502)          103,714          (12,316)
                                                             -----------------   --------------   --------------

                  Income before minority interests                 10,886,215         2,236,683        2,012,300


Minority interests in income                                          753,360           254,155          197,374
                                                             ----------------    --------------   --------------

                  Net income                                 $     10,132,855    $    1,982,528   $    1,814,926
                                                             ================    ==============   ==============














     The accompanying notes to combined financial statements are an integral part of these statements.



                                                 RABANCO COMPANIES


                                    COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY









                                                                                                        Total
                                                  Common          Contributed       Retained        Stockholders'
                                                   Stock            Capital         Earnings           Equity
                                                -----------     -------------     ------------    -------------

BALANCE, January 1, 1997                        $   260,685     $  22,116,579     $   2,068,644   $  24,445,908
   Distributions to stockholders                         -                 -         (4,654,835)    (4,654,835)
   Contributions                                         -            156,174                -          156,174
   Net income                                            -                 -         10,132,855      10,132,855
                                                -----------     -------------     -------------   -------------

BALANCE, December 31, 1997                          260,685        22,272,753         7,546,664      30,080,102
   Distributions to stockholders
     (unaudited)                                         -                 -           (760,180)      (760,180)
   Net income (unaudited)                                -                 -          1,982,528       1,982,528
                                                -----------     -------------     -------------   -------------

BALANCE, March 31, 1998
   (unaudited)                                  $   260,685     $  22,272,753     $   8,769,012   $  31,302,450
                                                ===========     =============     =============   =============
















          The accompanying notes to combined financial statements are an integral part of these statements.




                                                 RABANCO COMPANIES
                                         COMBINED STATEMENTS OF CASH FLOWS

                                                                                         Three Months Ended
                                                                    December 31,              March 31,
                                                                   --------------    --------------------------
                                                                        1997            1998           1997
                                                                    ------------      ---------     ----------
                                                                                     (Unaudited) (Unaudited)
OPERATING ACTIVITIES:
   Net income                                                     $    10,132,855   $   1,982,528  $   1,814,926
   Adjustments to reconcile net income to cash
     provided by operating activities-
       Provisions for:
         Depreciation and amortization                                 12,422,176       3,159,684      2,915,759
         Minority interest in income                                      753,360         254,155        197,374
         Distributions to minority interests                             (661,212)        (81,404)      (123,100)
         Closure and post-closure                                         780,836         166,369        163,423
         Gain on sale of assets                                           (70,809)        (35,389)       (29,665)
       Change in operating assets and liabilities:
         Accounts receivable, net, prepaid expenses and
           other, due from related parties and other assets            (5,055,867)      1,513,890     (1,175,566)
         Accounts payable, accrued business taxes, other
           accrued liabilities, and unearned income                       643,833        (687,983)      (546,728)
                                                                  ---------------   -------------  -------------
                  Cash provided by operating activities                18,945,172       6,271,850      3,216,423
                                                                  ---------------   -------------  -------------

INVESTING ACTIVITIES:
   Capital expenditures                                               (15,061,956)     (2,678,951)    (2,432,177)

   Proceeds from sale of assets                                           151,706          98,827         34,945
                                                                  ---------------   -------------  -------------

                  Cash used for investing activities                  (14,910,250)     (2,580,124)    (2,397,232)
                                                                  ---------------   -------------  -------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                             6,012,282              -         288,589

   Repayments of long-term debt                                        (5,827,878)     (1,585,177)    (1,392,000)
   Net borrowings (repayments) on line of credit                         (650,000)     (1,700,000)       850,000
   Payments into IRB Sinking Fund                                      (1,700,000)       (420,000)      (420,000)
   Advances from related parties                                        3,130,084       2,832,617        403,702
   Distributions to stockholders                                       (4,654,835)       (760,180)    (1,659,489)
   Contributions                                                          156,174              -              -
                                                                  ---------------   -------------  ------------

                  Cash used for financing activities                   (3,534,173)     (1,632,740)    (1,929,198)
                                                                  ---------------   -------------  -------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                            500,749       2,058,986     (1,110,007)

CASH AND CASH EQUIVALENTS, beginning of period                          1,110,007       1,610,756      1,110,007
                                                                  ---------------   -------------  -------------
CASH AND CASH EQUIVALENTS, end of period                          $     1,610,756   $   3,669,742  $          -
                                                                  ===============   =============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash paid for interest                                       $     3,654,662   $     855,993  $     823,020
                                                                  ===============   =============  =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: For the year ended December 31, 1997 and the three months ended March 31, 1997, the Company entered into capital lease agreements totaling $2,915,143 and $442,208, respectively. For the year ended December 31, 1997 and the three months ended March 31,1998 and 1997, IRB redemptions totaled $1,700,000 in each of these periods.

         The accompanying notes to combined financial statements are an integral part of these statements.

                                RABANCO COMPANIES


                     NOTES TO COMBINED FINANCIAL STATEMENTS

                DECEMBER 31, 1997 AND MARCH 31, 1998 (UNAUDITED)


(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Rabanco Companies combined financial statements include the accounts of the companies listed below (collectively, the Company):

         Rabanco Companies (a Washington general partnership)
         United Waste Control Corp. (a Washington corporation)
         U.S. Disposal Service II (a Washington joint venture) Recycle Seattle II (a Washington joint venture) Kent-Meridian Disposal Company (a Washington joint venture) Regional Disposal Company (a Washington general partnership) Paper Fibers, Inc. (a Washington corporation)
         Paper Fibers Company (a Washington general partnership) Rabanco, Ltd. and its wholly-owned subsidiary, Rabanco Regional Landfill Corp. (Washington corporations) Rabanco Recycling, Inc. (a Washington corporation)
         WJR Environmental, Inc. (a Washington corporation)
         Waste Associates, Inc. (a Washington corporation)
         MJS Associates, Inc. (a Washington corporation)
         Rabanco Intermodal/B.C., Inc. (a Washington corporation) S&L, Inc. (a Washington corporation)
         Alaska Street Associates, Inc. (a Washington corporation) Alaska Street Associates (a Washington general partnership)

The companies, as listed above, combined in these financial statements are majority owned or are controlled by one family. Three of the companies are partially owned by persons not related to this family. These latter ownership interests have been accounted for as minority interests in the combined financial statements.

The Company is a solid waste management company providing non-hazardous waste collection, transfer, recycling and disposal services in selected markets in the Pacific Northwest.

All significant intercompany balances and transactions have been eliminated. The unaudited interim financial information included herein has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the combined condensed unaudited interim financial information as of March 31, 1998. The Company believes that the presentations and disclosures herein are adequate. The unaudited combined financial information as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for such periods. Operating results for interim periods are not necessarily indicative of the results for full years.

         Cash and Cash Equivalents

Cash equivalents are investments with original maturities of less than 90 days and are stated at quoted market prices.

         Restricted Cash

Restricted cash is amounts placed in the Industrial Development Revenue Bond Sinking fund. See additional discussion of the bond requirements in Note 3.

         Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and trade receivables. The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure to any one financial institution.

Concentrations of credit risk with respect to trade receivables are limited due to the number of customers comprising the Company's customer base. The Company performs ongoing credit evaluations of its customers, but does not require collateral to support customer receivables.

         Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (30-40 years), vehicles and equipment (5-15 years), containers and compactors (5-10 years), and furniture and office equipment (5 years). The cost of landfill airspace, including original acquisition cost and incurred and projected landfill preparation costs, is amortized based on tonnage as landfill airspace is consumed. Management periodically reviews the realizability of its investment in its landfill. Should events and circumstances indicate that the Company's landfill be reviewed for possible impairment, such review for recoverability will be made in accordance with Emerging Issues and Task Force Discussion Issue (EITF) 95-23. The EITF outlines how cash flows for environmental exit costs should be determined and measured.

Expenditures  for  major  renewals  and  betterments  are   capitalized,   while
expenditures for maintenance and repairs which do not improve assets or extend their useful lives are charged to expense as incurred. For the year ended December 31, 1997, maintenance and repair expenses charged to cost of operations were $8,013,942. When property is retired, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

         Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the opinion of management, no such events or changes in circumstances have occurred.

         Other Assets

Other assets include notes receivable, landfill closure deposits, permits, and miscellaneous noncurrent assets. Permits and other intangibles are recorded at cost and amortized over their useful lives of 5 to 40 years. Additionally, the Company has capitalized the issuance costs related to the Industrial Revenue Bonds. These costs are being amortized over the ten-year life of the bonds. At December 31, 1997, accumulated amortization of other assets totaled $1,392,387.

         Accrued Closure and Post-Closure Costs

Accrued closure and post-closure costs represent an estimate of the current value of the future obligation associated with closure and post-closure monitoring of the non-hazardous solid waste landfill currently owned by the Company. The present value of estimated future costs are accrued based on accepted tonnage as landfill airspace is consumed. The Company periodically updates its estimates of future closure and post-closure costs. The impact of changes determined to be changes in estimates are accounted for on a prospective basis. Additionally, the Company is required to set aside cash for landfill closure costs and landfill post-closure costs. This cash is classified as current or noncurrent based on the maturity of the corresponding liability.

         Environmental Costs

The Company accrues for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded when their receipts are deemed probable.

         Revenue

Advance billings are recorded as unearned income, and revenue is recognized as income when services are provided.

         Use of Estimates

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

         Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments. The Company's financial instruments as defined by SFAS No. 107 include cash and cash equivalents, accounts receivable, line of credit borrowings, notes payable, accounts payable and long-term debt. The estimated fair value amounts have been determined by the Company at December 31, 1997, using available market information and valuation methodologies described below and in Note 3. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying value of cash and cash equivalents, accounts receivable, line of credit borrowings, and accounts payable approximate fair values due to the short-term maturities of these instruments.

         Interest Rate Protection Agreements

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

         Income Taxes

The Corporations in the combined company group have elected S corporation status under the Internal Revenue Code. All remaining entities in the combined company group are partnerships; therefore, the tax effects of the Company's operations will be reflected in the individual tax returns of the stockholders and partners.

         Accounting Pronouncements Not Yet Required to be Adopted

     During 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The new statements are effective for fiscal years beginning after December 15, 1997, and are not expected to have a material impact on the Company's financial statements.

(2)   PROPERTY AND EQUIPMENT:

Property and equipment consists of the following at December 31, 1997 and March 31, 1998:

                                                      1997                1998
                                                 --------------   --------------
                                                                    (Unaudited)

  Land and improvements                        $      6,783,177   $   6,783,177
  Landfills                                          33,896,368      33,963,260
  Buildings and improvements                         20,303,674      20,521,377
  Vehicles and equipment                             47,687,297      48,417,513
  Containers and compactors                          38,758,693      38,965,999
  Furniture and office equipment                      2,041,417       2,056,998
  Construction in progress                              696,321       1,921,010
                                               ----------------   --------------
                                                    150,166,947     152,629,334
  Accumulated depreciation and amortization         (80,886,508)    (83,802,518)
                                               ----------------   --------------

                                               $     69,280,439   $  68,826,816
---------                                      ================   ==============

(3)   LINE OF CREDIT, NOTES PAYABLE AND LONG-TERM DEBT:

The Company has a $12,000,000 revolving line of credit with a commercial bank. Draws on the line are limited to 80% of qualified trade accounts receivable. The line of credit bears interest at the bank's prime rate (8.50% at December 31, 1997) and expires June 30, 1998. Subsequent to yearend, the line was renewed on substantially similar terms and expires January 31, 1999. Outstanding borrowings under this line of credit were $1,700,000 at December 31, 1997.

Notes payable to shareholders and notes payable to related parties consist of the following at December 31, 1997:

         Notes payable to shareholders,  interest only payments at rates ranging from 9% to the bank's prime rate plus 1%,
         due on demand                                                                           $    2,820,010
                                                                                                 ==============

         Unsecured  notes to related  parties,  interest  only payments at rates ranging from 7.87% to the bank's prime rate plus 1%,
         due on demand                                                                           $    5,459,480
                                                                                                 ==============

Long-term debt consists of the following at December 31, 1997:

         Note to bank, monthly payments of principal plus interest
         at 8.28%, due April 2003                                                                $    2,647,390

         Capital lease obligations,  monthly payments of principal plus interest at rates ranging from 6.75% to 11.15% through
         December 2002                                                                                7,512,396

         Note to bank, monthly payments of principal plus interest
         at prime plus 1/2%, due October 2002                                                           973,668

         Industrial   development  revenue  bonds  (IRBs),  monthly  payment  of interest at the available  rate (4.05% at December 31, 1997),  based on rates for similar bonds as determined by bank, due
         January 2002                                                                                10,200,000

         Note to bank, interest at 8.69%, due April 2003                                              6,469,195

         Note to bank, interest at 8.43%, due January 2002                                            4,083,333

         Note to bank, interest at the bank's prime rate plus 1/2%,
         due October 2002                                                                             4,869,490

         Notes to institutional lender, monthly payments
         of principal plus interest at 8.8%, due November 1999                                          835,461

         Other notes payable, interest ranging from 6.9% to
         13.15%, through 2000                                                                           608,441
                                                                                                 --------------
                                                                                                     38,199,374

         Less - current portion                                                                      (7,571,670)
                                                                                                 --------------

         Long-term debt, less current portion                                                    $   30,627,704
                                                                                                 ==============

Substantially all assets of the Company are pledged as security for the debt and $1,700,000 of the notes to shareholders are subordinated to amounts owed to the bank.

The Company is required to comply with certain restrictive loan covenants which include requirements with respect to current ratio, debt to equity ratio, total equity and capital spending. At December 31, 1997, the Company was in compliance with all covenants except for the capital spending limitation covenant which was waived by the bank subsequent to yearend.

Assets held under capital lease arrangements at December 31, 1997, had a cost of $14,006,100 and accumulated amortization of $4,268,600.

The IRBs were issued to fund the cost of acquiring land and constructing and equipping the landfill. The IRBs require that monthly principal payments of $141,667 be paid into a sinking fund account controlled by a trustee. A portion of the bonds may be redeemed annually, at the trustee's option, with cash from the sinking fund. At December 31, 1997, the balance in this account was $1,840,000 and the trustee elected to redeem $1,700,000 in bonds in early 1998.

At December 31, 1997, the Company had standby letters of credit totaling $8,650,900 used to guarantee payment of the IRBs. Additionally, at December 31, 1997, the Company had other standby letters of credit totaling $1,100,000 used as performance guarantees. These financial instruments are issued in the normal course of business and are not reflected in the accompanying balance sheets. The underlying obligations of the financial instruments are valued based on the likelihood of performance being required. Management does not expect any material losses to result from these off balance sheet instruments based on historical results, and therefore, is of the opinion that the fair value of these instruments is zero.

The Company has entered into interest rate protection agreements with reputable commercial banks to reduce its exposure to fluctuations in variable interest rate. The Company has interest rate swap agreements the effect of which is to fix the interest rates on the $2,647,390 note payable to a bank at 8.28% and the $6,469,195 note payable to a bank at 8.69%. In addition, the Company has an interest rate swap agreement the effect of which is to fix the interest rate on a portion of the IRBs at 4%.

The carrying value of notes payable and long-term debt approximates fair value as these instruments are indexed to the current prime lending rate established by the lender or currently available market rates.

At December 31, 1997, the future payments of long-term debt are as follows:

                                                Capital        Long-Term
                                                Leases           Debt              Total
                                            ------------    ---------------     ------------

  1998                                      $   2,554,092   $     5,708,715   $    8,262,807

  1999                                          2,491,431         6,125,215        8,616,646
  2000                                          1,484,204         5,603,245        7,087,449
  2001                                          1,364,979         5,820,172        7,185,151
  2002                                            881,086         6,728,297        7,609,383
  Thereafter                                           -            701,334          701,334
                                            -------------   ---------------   --------------
                                                8,775,792        30,686,978       39,462,770
  Less - amounts representing interest         (1,263,396)               -        (1,263,396)
                                            -------------   ---------------   --------------

                                            $   7,512,396   $    30,686,978   $   38,199,374
                                            =============   ===============   ==============

(4)   ADVANCES FROM  RELATED PARTIES:

Advances from related parties are due on demand and interest is accrued at prime plus 1%. During 1997, interest of $109,411 was expensed related to these advances.

(5)   CLOSURE AND POST-CLOSURE COSTS:

The net present value of the closure and post-closure commitment is calculated assuming inflation of 2.5% and a risk-free capital rate of 7.0%. Discounted amounts previously recorded are accreted to reflect the effects of the passage of time. The Company's current estimate of total future payments for closure and post-closure, in accordance with Subtitle D, is $120,310,455 as shown below, while the present value of such estimate is $21,224,705.

The Company's estimate of total future payments for closure and post-closure liabilities for its landfill is as follows:

                  2000                 $       733,700
                  2001                              -
                  2002                       7,525,208
                  Thereafter               112,051,547
                                       ---------------

                                       $   120,310,455
                                       ===============

(6)   STOCKHOLDERS' EQUITY:

The authorized, issued and outstanding shares of the Company's capital stock are as follows:

                                                                 Issued and Outstanding at
                                                                 ----------------------------------
                                                  Authorized        December 31,        March 31,
                                                    Shares               1997              1998
                                                 -------------    ------------------  -------------
                                                                                        (Unaudited)

      Rabanco, Ltd.                                    50,000                352                352
      Rabanco Recycling, Inc.                          50,000              6,667              6,667
      United Waste Control Corp.                          500                105                105
      S&L, Inc.                                            10                  4                  4
      Rabanco Intermodal/B.C., Inc.                    50,000             10,000             10,000
      WJR Environmental, Inc.                           1,000              1,000              1,000
      Waste Associates, Inc.                            1,000              1,000              1,000
      Paper Fibers, Inc.                               10,000                100                100
      MJS Associates, Inc.                              1,000              1,000              1,000
      Alaska Street Associates, Inc.                   10,000              9,000              9,000
                                                  -----------      -------------        -----------

                                                      173,510             29,228             29,228
                                                  ===========      =============        ===========

(7)   COMMITMENTS AND CONTINGENCIES:

The Company is subject to extensive and evolving laws and regulations and has implemented its own environmental safeguards to respond to regulatory requirements. In the normal course of conducting its operations, the Company may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against the Company which may have an impact on earnings for a particular period. Management expects that such matters in process at December 31, 1997 and March 31, 1998, which have not been accrued in the combined balance sheets will not have a material adverse effect on the Company's combined liquidity, financial position or results from operations.

         Operating Leases

The Company has operating lease agreements for service facilities, office space and equipment. At December 31, 1997, future minimum payments under noncancelable operating leases with terms in excess of one year are as follows:

                                 Unrelated           Related
                                  Parties            Parties            Total
                                -------------     ------------    --------------

    1998                       $      368,484   $       530,059   $      898,543
    1999                              368,484           530,059          898,543
    2000                              260,485           968,712        1,229,197
    2001                              202,578         1,066,589        1,269,167
    2002                              195,846           915,078        1,110,924
    Thereafter                      1,626,203         6,405,549        8,031,752
                               --------------   ---------------   --------------

                               $    3,022,080   $    10,416,046   $   13,438,126
                               ==============   ===============   ==============

The minimum lease payments are net of sublease income from unrelated parties of $1,013,000. Rental expense under operating leases was $1,155,000 for the year ended December 31, 1997.

         Uncertainties Regarding Environmental Actions

Certain individual members of the shareholder family and the Company have been notified that they were potentially responsible parties in an environmental matter. The Company believes it does not have any liability related to the matter; however, in exchange for releases from potential claims, the Company has agreed to pay $1,000,000 towards a settlement. A final settlement and the release of claims were obtained in March 1998. The settlement amount is recorded as a liability and expense in the 1997 financial statements.

         Administrative Proceeding

The Company is involved in an administrative proceeding with the Equal Employment Opportunity Commission regarding charges filed by a former employee. Outside counsel for the Company has advised that the parties have agreed to a $200,000 lump sum settlement. The settlement amount is recorded as a liability and expense in the 1997 financial statements.

         Other Commitments

The Company has ongoing arrangements with certain companies that were affiliates prior to July 1991. These arrangements include noncompetition and supply and delivery agreements having terms of up to four years at December 31, 1997. Included in the financial statements for 1997, is a net of approximately $10 million in revenue governed by these arrangements.

Additionally, the Company is a guarantor on a $1,600,000 mortgage of a building owned by a related party.

         Hauling and Disposal Contracts

The Company has entered into numerous contracts with counties and commercial customers for the hauling and disposal of refuse. The terms of major contracts have initial expiration dates beginning in 1999 and provide for renewal periods ranging from 5 to 20 years.

         Landfill Operation

The Company has entered into an agreement with Klickitat County governing the operations of the Company's landfill. At December 31, 1997, the agreement has 16 years remaining with an option for three five-year renewals. The Company is obligated to pay the county quarterly fees ranging from $2.07 to $3.55 per ton. Additionally, the Company pays $75,000 per year to fund certain items such as scholarships and economic development and provides certain disposal services within the county free of charge.

(8)   RETIREMENT PLAN:

Through December 31, 1996, the Company participated in a defined benefit plan (the "Plan") which covered substantially all employees of the Company. Effective December 31, 1996, the Plan benefits were frozen and the Company announced its intention to terminate the Plan. During 1997, the Plan was terminated and distributions were made to the Plan participants.

Effective October 1996, the Company adopted a defined contribution 401(k) plan (the "401(k)") covering substantially all employees not covered by collective bargaining agreements. Employees are eligible to participate in the 401(k) after one year of service. The Company contributes 3% of eligible employee compensation to the 401(k) and will match employee contributions to a maximum of 2% of compensation. During 1997, total contributions and costs incurred by the Company under the 401(k) were $480,000.

(9)   SUBSEQUENT EVENTS:

On June 25, 1998, shareholders of the Company exchanged with Allied Waste Industries, Inc. (Allied) all outstanding shares of the Company's common stock and the partnership interests described in Note 1 for shares of Allied's common stock.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits


           Exhibit
           Number                              Description
          --------             -----------------------------------------------------------
             2.1               Stock Purchase Agreement dated September 17, 1996 among
                               the Company, Allied, NA, 3294862 Canada Inc., Laidlaw Inc.,
                               Laidlaw Transportation, Inc., Laidlaw Waste Systems, Inc.,
                               Laidlaw Waste Systems (Canada) Ltd. and Laidlaw Medical
                               Services Ltd. Exhibit 2.1 to the Company's Current Report
                               on Form 8-K dated October 2, 1996, is incorporated herein
                               by reference.
             2.2               Purchase Agreement relating to the 1996 Notes dated November
                               25, 1996.  Exhibit 2.1 to the Company's Current Report on
                               Form 8-K dated December 19, 1996, is incorporated herein
                               by reference.
             2.3               Share Purchase Agreement dated January 15, 1997 among the
                               Company, Allied Waste Holdings (Canada) Ltd., Laidlaw Waste
                               Systems, Inc., USA Waste Services, Inc. and Canadian Waste
                               Services, Inc.  Exhibit 10.0 to the Company's Current Report
                               on Form 8-K dated January 30, 1997, is incorporated herein by reference.
            2.4*               Amended and Restated Agreement and Plan of Reorganization
                               between Allied Waste Industries, Inc. and Rabanco Acquisition Company,
                               Rabanco Acquisition Company Two, Rabanco Acquisition Company Three,
                               Rabanco Acquisition Company Four, Rabanco Acquisition Company Five,
                               Rabanco Acquisition Company Six, Rabanco Acquisition Company Seven,
                               Rabanco Acquisition Company Eight, Rabanco Acquisition Company Nine,
                               Rabanco Acquisition Company Ten, Rabanco Acquisition Company Eleven,
                               and Rabanco Acquisition Company Twelve.
             3.1               Amended Certificate of Incorporation of the Company (Incorporated
                               herein by reference to Exhibit 3.1 to the Company's report on Form
                               10-K for the fiscal year ended December 31, 1996).
             3.2               Certificate of Designation, Preferences, Rights and Limitations of 7%
                               Cumulative Convertible Preferred Stock, par value $.10 per share dated April 27, 1994.  Exhibit 3.2 to Post-Effective Amendment
                               Number 1 to the Company's Registration Statement on Form S-1
                               (No. 33-75070) is incorporated herein by reference.
             3.3               Amended and Restated Bylaws of the Company as of May 13, 1997.
                               Exhibit 3.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
             4.1               Specimen certificate for shares of Common Stock par value $.01 per share.  Exhibit 4.2 of the Company's Registration Statement on Form
                               S-1 (No. 33-48507) is incorporated herein by reference.
             4.2               Indenture relating to the 1994 Notes dated January 15, 1994 between the Company and First Trust National Association, as trustee ("First Trust").
                               Exhibit 4.1 to the Company's Registration Statement on Form S-1
                               (No. 33-73110) is incorporated herein by reference.
             4.3               Specimen certificate representing the 1994 Notes.   Exhibit 4.2 of the
                               Company's Registration Statement on Form S-1 (No. 33-48507) is
                               incorporated herein by reference.





             4.4               Second Supplemental Indenture relating to the 1994 Notes dated
                               June 30, 1994 between the Company and First Trust.  Exhibit 1.1 to the
                               Company's Current Report on Form 8-K dated December 29, 1994, is incorporated herein by reference.
             4.5               Third Supplemental Indenture relating to the 1994 Notes dated January 31,
                               1995 between the Company and First Trust, Exhibit 10.3 to the Company's
                               Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.
             4.6               Fourth Supplemental Indenture relating to the 1994 Notes dated January 23,
                               1996, between the Company and First Trust.  Exhibit 10.1 to the Company's
                               Current Report on Form 8-K dated January 22, 1996, is incorporated herein by reference.
             4.7               Fifth Supplemental Indenture relating to the 1994 Notes dated July 30, 1996 between the Company and First Trust, Exhibit 10.2 to the Company's Quarterly
                               Report on Form 10-Q dated August 14, 1996, is incorporated herein by reference.
             4.8               Indenture relating to the 1996 Notes dated February 28, 1997 between the
                               Company and First Trust.  Exhibit 4.1 to the Company's Registration Statement on
                               Form S-4 (No. 333-22575) is incorporated herein by reference.
             4.9               1991 Incentive Stock Plan of the Company. Exhibit 10.T to the Company's Form 10 dated May 14, 1991, is incorporated herein by reference.
            4.10               1991  Non-Employee  Director  Stock  Plan  of the Company.  Exhibit 10.U to the  Company's  Form 10
                               dated May 14,  1991,  is  incorporated  herein by reference.
            4.11               1993 Incentive Stock Plan of the Company. Exhibit 10.3 to the Company's
                               Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.
            4.12               1994 Amended and Restated Non-Employee Director Stock Option Plan of
                               the Company.  Exhibit B to the Company's Definitive Proxy Statement in
                               accordance with Schedule 14A dated April 28, 1994, is incorporated herein by reference.
            4.13               Amendment to the 1994 Amended and Restated Non-Employee Director
                               Stock Option Plan.  Exhibit 10.2 to the Company's Quarterly Report on Form
                               10-Q dated August 10, 1995, is incorporated herein by reference.
            4.14               Amended and Restated 1994 Incentive Stock Plan.  Exhibit 10.1 to the Company's
                               Quarterly Report on Form 10-Q dated May 31, 1996, is incorporated herein by reference.
            4.15               Indenture, dated as of May 15, 1997, by and among the Company and First
                               Bank National Association with respect to the Senior Discount Notes and
                               Exchange Notes. Exhibit 4.1 to the Company's Registration Statement on
                               Form S-4 (No. 333-31231) is incorporated herein by reference.
            4.16               Indenture, dated as of December 1, 1996, by and among the Company, the
                               Guarantors and First Bank National Association with respect to the 1996
                               Notes and Exchange Notes.  Exhibit 4.1 to the Company's Registration
                               Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
            4.17               First Supplemental Indenture dated December 30, 1996 related to the 1996
                               Notes.  Exhibit 4.2 to the Company's Registration Statement on Form S-4
                               (No. 333-22575) is incorporated herein by reference.
            4.18               Second Supplemental Indenture dated April 30, 1997 related to the 1996
                               Notes.  Exhibit 4.3 to the Company's Registration Statement on Form S-4
                               (No. 333-22575) is incorporated herein by reference.
            4.19               Senior Subordinated Guarantee dated as of December 1, 1996 related to the 1996 Notes.  Exhibit 4.5 to the Company's Registration Statement
                               on Form S-4 (No. 333-22575) is incorporated herein by reference.





            4.20               Amendment No. 1 to the 1991 Incentive Stock Plan dated November 1,
                               1996.  Exhibit 4.20 to the Company's Annual Report on Form 10-K dated
                               March 31, 1998 is incorporated herein by reference.
            10.1**             Credit  Agreement  dated  as of June 18, 1998 among  Allied  Waste North  America
                               Inc.,  Allied  Waste  Industries,  Inc., certain  lenders,  Credit Suisse,  First
                               Boston and Goldman Sachs Credit Partners L.P.,    as    Co-Syndication    Agents,
                               Citibank,  N.A.,  as  Issuing  Bank  and Citicorp USA,  Inc.,  as  Administrative
                               Agent
            10.2               Agreement dated September 17, 1996, between Allied Waste Industries,
                               Inc., and the Laidlaw Group.  Exhibit 10.1 to the Company's Current
                               Report on Form 8-K dated October 2, 1996, is incorporated herein by reference.
            10.3               Credit Agreement among the Company, Allied NA, and the various lenders represented by Goldman Sachs Credit Partners, L.P., Credit Suisse and
                               Citibank, N.A. dated December 30, 1996.  Exhibit 10.11 to the Company's report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.
            10.4               Securities Purchase Agreement dated April 21, 1997 between Apollo Investment
                               Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.)  Partners III,
                               L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone
                               Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership
                               II L.P;Laidlaw Inc. and Laidlaw Transportation, Inc.; and Allied Waste Industries,
                               Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended
                               March 31, 1997 is incorporated herein by reference.
            10.5               Shareholders Agreement dated as of April 14, 1997 between Allied Waste Industries,
                               Inc. and Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and
                               Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund
                               L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment
                               Partnership II L.P.  Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein
                               by reference.
            10.6               Amended and Restated Shareholders Agreement dated as of April 21, 1997 between
                               Allied Waste Industries, Inc. and Apollo Investment Fund III, L.P., Apollo Overseas
                               Partners III, L.P., and Apollo (U.K.)  Partners III, L.P.; Blackstone Capital Partners II
                               Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and
                               Blackstone Family Investment Partnership II L.P.  Exhibit 10.3 to the Company's
                               report on form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
            10.7               Registration  Rights  Agreement dated as of April 21, 1997  between  Allied Waste
                               Industries,  Inc. and Apollo  Investment Fund III, L.P., Apollo Overseas Partners
                               III,  L.P.,  and Apollo (U.K.)  Partners III, L.P.;  Blackstone  Capital Partners
                               II   Merchant    Banking    Fund   L.P., Blackstone  Offshore Capital Partners II
                               L.P. and  Blackstone  Family  Investment Partnership II L.P.  Exhibit 10.4 to the
                               Company's  report  on Form  10-Q for the quarter   ended   March   31,   1997  is
                               incorporated herein by reference.
            10.8               Amended and  Restated  Credit  Agreement dated  as of  June  5,  1997  among  the
                               Company, Allied Waste North America, the Lenders  referred  to therein and Credit
                               Suisse  First   Boston,   Goldman  Sachs Credit   Partners  L.P.,  and  Citibank,
                               N.A.,  as  agents.  Exhibit  10.1 to the Company's  report  on Form  10-Q for the
                               quarter   ended   June   30,   1997   is incorporated herein by reference.
            10.9               Executive  Employment  Agreement between the  Company  and with Henry L.  Hirvela dated June 6, 1997.  Exhibit 10.2 to the Company's  report  on Form  10-Q for the
                               quarter   ended   June   30,   1997   is incorporated herein by reference.






               10.10               Third Amendment to Executive  Employment Agreement  between  the Company and with
                                   Thomas H. Van Weelden  dated January 30, 1997.  Exhibit  10.3  to  the  Company's report  on form  10-Q  for  the  quarter ended  June  30,  1997  is  incorporated herein by reference.
               10.11               Executive Employment Agreement between the Company and with Larry D. Henk dated
                                   June 6, 1997.  Exhibit 10.4 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
               10.12               Executive Employment Agreement between the Company and with Steven M. Helm dated June 6, 1997.  Exhibit 10.5 to the Company's report on Form 10-Q for the quarter  ended June 30, 1997 is incorporated herein by reference.
               10.13               Third Amendment to Executive Employment Agreement between the Company and with Roger A. Ramsey  dated  January 30, 1997,  Exhibit  10.6  to  the  Company's report  on Form  10-Q  for  the  quarter ended  June  30,  1997  is  incorporated herein by reference.
               10.14               Registration Rights Agreement,  dated as of  December  5, 1996,  by and among the
                                   Company,  Goldman,  Sachs & Co., Merrill Lynch & Co.,  and  Credit  Suisse  First
                                   Boston.  Exhibit  10.1 to the  Company's Registration  Statement on Form S-4 (No.
                                   333-31231)  is  incorporated  herein  by reference.
               10.15               Executive Employment Agreement between the Company and with Peter S. Hathaway dated June 6, 1997.  Exhibit 10.14 to the Company's Annual Report on Form 10-K
                                   dated March 31, 1998 is incorporated herein by reference.
               10.16               Executive Employment Agreement between the Company and with Michael G. Hannon dated June 6, 1997.  Exhibit 10.15 to the Company's Annual Report on Form 10-K
                                   dated March 31, 1998 is incorporated herein by reference.
               10.17               Share Purchase Agreement between Allied Waste Industries, Inc. and Allied Waste
                                   Holdings (Canada) Ltd. and Laidlaw Waste Systems, Inc. and USA Waste Services, Inc.
                                   and Canadian Waste Services Inc. dated January 15, 1997.  Exhibit 10.0 to the Company's report on Form 8-K dated January 30, 1997 is incorporated herein by reference.
                  12               Ratio of earnings to fixed charges.
                  23               Consent of Arthur Andersen LLP
                27.1               Financial data schedule for the six months ended June 30, 1998.
                27.2               Restated financial data schedule for the six months ended June 30, 1997.


    * The Agreement omits certain exhibits as set forth in this quarterly report. The Company will provide a copy of any omitted  exhibit  upon  request  of  the
                    Securities   and  Exchange   Commission,
                    subject  to  the   Company's   right  to
                    request confidential treatment of any requested exhibit.

         Brief Description of Omitted Exhibits

         EXHIBIT 2.1 (a) Agreement  and Plan of Merger
         EXHIBIT 2.1 (b) Articles of Merger
         EXHIBIT 5.8 Josie Agreement
         EXHIBIT 7.10 (b)(iv)  Attachment to Form 1120
         EXHIBIT 7.10 (b)(v)  Consent to Election Under IRC Section 1362  (c)(3)
         EXHIBIT  7.10 (d)  Partnership  Tax  Returns
         EXHIBIT 7.3 Affiliates  Investment  Agreement
         EXHIBIT  8.2.5 Opinion of Companies'Counsel
         EXHIBIT 8.3.4 Opinion of Parent Counsel

   **             The Agreement omits certain  exhibits as
                  set forth in this quarterly report.  The
                  Company  will  provide  a  copy  of  any
                  omitted  exhibit  upon  request  of  the
                  Securities   and  Exchange   Commission,
                  subject  to  the   Company's   right  to
                  request confidential treatment of any requested exhibit.

          Brief Description of Omitted Exhibits

         Schedule I          Subsidiary Guarantors
         Schedule 2.01       List of commitments
         Schedule 2.13       Existing Letters of Credit
         Schedule 4.08 Subsidiaries; other Equity Investments; Inactive Subsidiaries
         Schedule 4.09       Litigation
         Schedule 4.16       Environmental Matters
         Schedule 4.17       Insurance
         Schedule 6.02       Liens


         EXHIBIT A-1         Form of Revolving Credit Note
         EXHIBIT A-2         Form of Term Note
         EXHIBIT B-1         Form of Pledge Agreement
         EXHIBIT B-2         Form of Security Agreement
         EXHIBIT C           Form of Notice of Borrowing
         EXHIBIT D-1         Form of Opinion of Counsel to the Obligors
         EXHIBIT D-2         Form of Opinion of General Counsel of the Company
         EXHIBIT E           Form of Opinion of Special New York Counsel to CUSA
         EXHIBIT F           Form of Assignment and Acceptance
         EXHIBIT G           Form of Assumption Agreement


(b) Reports on Form 8-K

    May 18, 1998     The Company's Current Report on Form 8-K reports the
                      signing of an agreement to acquire the Rabanco Companies.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ALLIED WASTE INDUSTRIES, INC.

                                    By: /s/  HENRY L. HIRVELA
                                        -----------------------------

                                              Henry L. Hirvela
                                    Vice President and Chief Financial Officer
                                           (Principal Financial Officer)



                                    By: /s/  JAMES S. ENG
                                        ------------------------------
                                             James S. Eng
                                            Corporate Controller
                                       (Principal Accounting Officer)

Date:  August 14, 1998