Form 10-Q
period 1998-09-30
ALLIED WASTE INDUSTRIES INC
filed 1998-11-16
CIK 848865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 1998

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

                                  Yes X No ___

     Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.
         Class                              Outstanding as of November_11, 1998
    Common Stock............................              182,736,760

                          ALLIED WASTE INDUSTRIES, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX


                                                                                                            Page

Part I     Financial Information
                 Item 1  -- Financial Statements
                            Condensed Consolidated Balance Sheets....................................         3
                            Condensed Consolidated Statements of Operations..........................         4
                            Condensed Consolidated Statements of Cash Flows..........................         5
                            Notes to Condensed Consolidated Financial Statements.....................         6
                 Item 2 -- Management's Discussion and Analysis of Financial Condition and
                            Results of Operations....................................................        14



Part II    Other Information
                 Item 1-- Legal Proceedings..........................................................        28
                 Item 2-- Changes in Securities......................................................        28
                 Item 3-- Defaults Upon Senior Securities............................................        28
                 Item 4-- Submission of Matters to a Vote of Security Holders........................        28
                 Item 5-- Other Information..........................................................        28
                 Item 6-- Exhibits and Reports on Form 8-K...........................................        29
                 Signature ..........................................................................        33



                          ALLIED WASTE INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)





                                                                           December 31,              September 30,
                                                                               1997                      1998
                                                                         ---------------           ----------------
                                                                                                      (unaudited)

ASSETS
Current assets --
   Cash and cash equivalents......................................       $        29,872           $         23,291
   Accounts receivable, net of allowance of
     $7,666 and $7,991, respectively..............................               172,245                    185,975
   Prepaid and other current assets...............................                37,750                     51,827
   Inventories....................................................                 7,664                      8,849
   Deferred income taxes..........................................                 5,318                      4,971
                                                                         ---------------           ----------------
       Total current assets.......................................               252,849                    274,913
Property and equipment, net.......................................             1,402,334                  1,507,520
Goodwill, net.....................................................               899,297                    942,145
Other assets......................................................                92,675                     90,885
                                                                         ---------------           ----------------
       Total assets                                                      $     2,647,155           $      2,815,463
                                                                         ===============           ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities --
   Current portion of long-term debt..............................       $        59,205           $         27,557
   Accounts payable...............................................                85,391                     70,660
   Accrued liabilities............................................               104,239                    161,969
   Unearned income................................................                38,214                     42,910
                                                                         ---------------           ----------------
       Total current liabilities                                                 287,049                    303,096
Long-term debt, less current portion..............................             1,433,482                  1,534,501
Deferred income taxes.............................................                14,759                     37,980
Accrued closure, post-closure and environmental costs.............               212,084                    209,460
Other long-term obligations.......................................                46,619                     45,269
Commitments and contingencies.....................................
       Stockholders' equity ......................................               653,162                    685,157
                                                                         ---------------           ----------------
       Total liabilities and stockholders' equity                        $     2,647,155           $      2,815,463
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



                                                ALLIED WASTE INDUSTRIES, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (in thousands except for per share amounts; unaudited)




                                                             Nine Months Ended           Three Months Ended
                                                               September 30,                 September 30,
                                                       ----------------------------   --------------------------
                                                            1997            1998            1997         1998
                                                       ------------     -----------   -------------  -----------
   Revenues..........................................  $    873,358    $    959,539   $     309,402  $   334,290
   Cost of operations................................       507,483         538,713         173,734      186,911
   Selling, general
     and administrative expenses.....................       111,240          93,926          38,069       30,128
   Depreciation and amortization.....................        98,795         110,550          35,378       38,807
   Acquisition related and
     non-recurring costs.............................         2,652          75,925           2,652       30,783
                                                       ------------    ------------   -------------  -----------
     Operating income................................       153,188         140,425          59,569       47,661
   Interest income...................................       (1,333)         (2,516)           (229)        (477)
   Interest expense..................................        78,661          63,276          28,422       19,893
                                                       ------------    ------------     -----------  -----------
   Income before income taxes........................        75,860          79,665          31,376       28,245
     Income tax expense..............................        24,012          43,497           9,248       17,122
                                                       ------------    ------------     -----------  -----------
Income (loss) before extraordinary items.............        51,848          36,168          22,128       11,123
   Extraordinary items,
     net of income tax benefit.......................        53,205           3,093             793           --
                                                       ------------    ------------     -----------  -----------
     Net income (loss)...............................       (1,357)          33,075          21,335       11,123
Dividends on
preferred stock......................................         (381)              --            (44)           --
                                                       ------------    ------------     -----------  -----------
   Net income (loss) to common
     shareholders....................................  $    (1,738)    $     33,075     $    21,291  $    11,123
                                                       ============    ============     ===========  ===========

   Basic earnings per share:
     Income before extraordinary items...............  $       0.46    $       0.27     $      0.19  $      0.08
   Extraordinary items...............................        ( 0.47)          (0.02)          (0.01)          --
                                                       ------------    ------------      ----------   ----------
     Net income (loss)...............................  $     (0.01)    $       0.25     $      0.18  $      0.08
                                                       ============    ============     ===========  ===========
   Weighted average common shares
     outstanding.....................................       112,361         135,289         114,291      135,615
                                                       ============    ============     ===========  ===========

   Diluted earnings per share:
   Income before extraordinary items.................  $       0.43    $       0.26     $      0.19  $      0.08
Extraordinary items..................................        (0.44)          (0.02)          (0.01)           --
                                                       ------------    ------------     -----------  -----------
     Net income (loss)...............................  $     (0.01)    $       0.24     $      0.18  $      0.08
                                                       ============    ============     ===========  ===========
   Weighted average common and
     common equivalent shares
     outstanding.....................................       120,507         139,255         118,324      139,522
                                                       ============    ============     ===========  ===========




                The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.


                                                         ALLIED WASTE INDUSTRIES, INC.
                                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (in thousands; unaudited)

                                                                                                Nine Months Ended
                                                                                                   September
                                                                                           ---------------------------
                                                                                               1997            1998
                                                                                           -----------     -----------

Operating Activities --
           Net income (loss)....................................................          $      (1,357)    $    33,075
           Adjustments to reconcile net income (loss) to cash
              provided by operating activities --
                Extraordinary items.............................................                  21,549          5,103
                Provisions for:
                Depreciation and amortization ..................................                  98,795        110,550
                Closure and post-closure costs..................................                   7,908         10,129
                Acquisition related and non-recurring costs.....................                      --         41,675
                Doubtful accounts...............................................                   2,893          3,539
                Accretion of senior discount notes..............................                  15,984         21,585
                Deferred income taxes...........................................                 (30,886)        23,568
                Gain on sale of fixed assets....................................                    (927)          (918)
           Change in operating assets and liabilities,
           excluding the effects of purchase acquisitions --
              Accounts receivable, prepaid expenses, inventories and other......                (50,676)       (36,510)
              Accounts payable, accrued liabilities and unearned income.........                  46,046         18,830
              Closure and post-closure costs and other..........................                (15,607)       (17,042)
                                                                                          --------------    -----------
         Cash provided by operating activities..................................                  93,722        213,584
                                                                                          --------------    -----------

Investing Activities --
           Cash expenditures for acquisitions, net of cash acquired.............               (129,470)       (49,959)
           Capital expenditures, other than for acquisitions....................               (113,368)      (139,847)
           Capitalized interest.................................................                (24,868)       (47,004)
           Proceeds from sale of assets.........................................                 535,145          8,670
           Change in deferred acquisition costs and notes receivable............                 (7,817)        (1,042)
                                                                                          --------------    -----------
         Cash provided by (used in) investing activities........................                 259,622      (229,182)
                                                                                          --------------    -----------

Financing activities --
           Net proceeds from sale of common stock,
                stock options and warrants......................................                 329,677           (48)
           Proceeds from long-term debt, net of issuance costs..................                 945,085        724,620
           Repayments of long-term debt.........................................             (1,536,963)      (687,540)
           Repurchase of warrant................................................                (49,000)             --
           Change in other long-term obligations................................                     976        (9,059)
           Preferred stock dividends paid.......................................                   (525)             --
           Equity transactions of pooled companies..............................                (11,373)       (18,878)
                                                                                          --------------    -----------
         Cash provided by (used for) financing activities.......................               (322,123)          9,095
                                                                                          --------------    -----------

         Increase (decrease) in cash and cash equivalents.......................                  31,221        (6,503)
         Cash and cash equivalents, beginning of period.........................                  68,480         29,794
                                                                                          --------------    -----------
         Cash and cash equivalents, end of period...............................          $       99,701    $    23,291
                                                                                          ==============    ===========

         The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

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

         The condensed consolidated financial statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 1997, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading when read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as restated for significant acquisitions accounted for as poolings-of-interests in its Current Report on Form 8-K filed on October 29, 1998. The condensed consolidated financial statements as of September 30, 1998 and for the three months and nine months ended September 30, 1997 and 1998 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for such periods. The condensed consolidated financial statements and accompanying notes have also been restated to reflect acquisitions accounted for as poolings-of-interests (See Note 2).

         Operating results for interim periods are not necessarily indicative of the results for full years. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Allied for the year ended December 31, 1997 and the related notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1998, as restated for significant acquisitions accounted for as poolings-of-interests in its Current Report on Form 8-K filed on October 29, 1998.

         There have been no significant additions to or changes in accounting policies of the Company since December 31, 1997. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 1997 in the Company's Annual Report on Form 10-K as restated for significant acquisitions accounted for as poolings-of-interests in its Current Report on Form 8-K filed on October 29, 1998.

         Certain reclassifications have been made in prior period financial statements to conform to the current presentation.

Accounting pronouncement not yet required to be adopted

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. Statement 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may elect early implementation of Statement 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter).

         The Company has not yet quantified the impacts of adopting Statement 133 on its financial statements and has not determined the timing or method of adoption. However, Statement 133 could increase volatility in earnings and other comprehensive income.

Acquisition related and non-recurring costs

         Acquisition related and non-recurring costs of $75.9 million were incurred in 1998 for transaction and integration costs directly related to acquisitions. During the third quarter of 1998, the Company recorded a $30.8 million acquisition related and non-recurring charge associated primarily with acquisitions accounted for as poolings-of-interest. The third quarter charge is comprised of $16.7 million of termination and severance costs and retention bonuses, $8.7 million of asset impairments and abandonments, $2.6 million of transaction related costs, $2.0 million of environmental and compliance related costs and $0.8 million of other acquisition related costs.

Extraordinary items, net

         In June 1998, the Company replaced its credit facility and recognized an extraordinary charge of approximately $5.1 million ($3.1 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.

         On May 15, 1997, the Company repurchased (the "Repurchase") from Laidlaw Inc. ("Laidlaw") and Laidlaw Transportation, Inc. (collectively the "Laidlaw Group") a $150 million 7% junior subordinated debenture ($81.6 million book value), a $168.3 million zero coupon debenture ($34.9 million book value, collectively the "Allied Debentures") and a warrant to purchase 20.4 million shares of common stock ($49.0 million book value, the "Warrant"), used as partial consideration for the purchase of Laidlaw's solid waste business in 1996 (the "Laidlaw Acquisition"), for an aggregate purchase price of $230 million in cash. An extraordinary charge to earnings related to the Repurchase of approximately $65.7 million ($39.4 million net of income tax benefit) was recorded in the second quarter of 1997. In addition, the Company replaced its $1.275 billion senior credit facility (the "Bank Agreement") with a $900 million senior credit facility on June 5, 1997 and recognized an extraordinary charge of approximately $21.6 million ($13.0 million net of income tax benefit) in the second quarter of 1997.

          On September 30, 1997, the Company sold 18.6 million shares of common stock with net proceeds of approximately $327.4 million (the "Equity Offering"). The Company used $203 million of the net proceeds to retire a portion of the Term Loan Facility of the Credit Agreement, $71 million to repay the entire amount outstanding on the Revolving Credit Facility and used the remaining proceeds for acquisitions and general corporate purposes. As a result of the early repayment of debt outstanding under the Term Loan Facility, the Company recognized an extraordinary charge of approximately $1.3 million ($0.8 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs in the third quarter of 1997.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Statements of cash flows

         The supplemental cash flow disclosures and non-cash transactions for the nine months ended September 30, 1997 and 1998 are as follows (in thousands):

                                                                                       Nine Months Ended
                                                                                            September 30,
                                                                                     -----------------------
                                                                                      1997             1998
                                                                                     ------           ------
                                                                                           (unaudited)
         Supplemental Disclosures:
           Interest paid...................................................   $        78,894    $      70,819
           Income taxes paid...............................................            11,200           21,508
         Non-cash Transactions:
           Common stock issued in acquisitions
              accounted for as purchases...................................   $        14,939    $      14,684
           Capital leases..................................................            14,973            1,187
           Debt and liabilities incurred or assumed in acquisitions........            62,815           22,036
           Debt converted to common stock..................................             1,290               --
           Non-cash purchase and sale of operating assets..................            61,300               --


2.  BUSINESS COMBINATIONS AND DIVESTITURES

         Acquisitions accounted for as purchases are reflected in the results of operations since the date of purchase in Allied's condensed consolidated financial statements. The results of operations for acquisitions accounted for as poolings-of-interests are included in Allied's condensed consolidated financial statements for all periods presented. Often, the final determination of the cost, and the allocation thereof, of certain of the Company's acquisitions is subject to resolution of certain contingencies. Once such contingencies are resolved, the purchase price is adjusted.

         The following table summarizes acquisitions for the nine months ended September 30, 1997 and 1998:


                                                                                           Nine Months
                                                                                       Ended September 30,
                                                                                -----------------------------
                                                                                     1997              1998
                                                                                -------------       ---------
                                                                                          (unaudited)
Number of businesses acquired and accounted for as:
  Poolings-of-interests.........................................                            5               15
  Purchases.....................................................                           18               26
Total consideration (in millions)...............................                $       303.6    $       937.6
Shares of common stock issued...................................                    5,985,143(1)    32,030,454(2)

----------
     (1) Includes  279,560 shares of  contingently  issuable  common stock.
     (2) Includes 547,191 shares of contingently issuable common stock.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



         In the first nine months of 1998, the Company acquired 15 companies in transactions accounted for as poolings-of-interests. Prior period financial statements have been restated to include historical operating results for 13 of the companies acquired in the first nine months of 1998 that were accounted for as a pooling-of-interests. As the effect of two of these business combinations was not significant, prior period financial statements were not restated to include historical operating results of these two acquired companies. The following table presents revenues and net income restated for the cumulative effect of acquisitions accounted for as poolings-of-interests during 1998 (in thousands; unaudited).

                                                    Before                         After
                                                    Pooling        Effect of      Pooling
                                                    Effects        Poolings       Effects
                                                  ----------     -----------    ---------
Three months ended September 30, 1998
   Revenues...................................... $   326,640    $     7,650   $  334,290
   Net income....................................      10,541            582       11,123
Nine months ended September 30, 1998
   Revenues......................................     794,338        165,201      959,539
   Net income....................................      11,161         21,914       33,075
Three months ended September 30, 1997
   Revenues......................................     224,295         85,107      309,402
   Net income....................................      13,634          7,701       21,335
Nine months ended September 30, 1997
   Revenues......................................     633,303        240,055      873,358
   Net loss......................................    (19,329)         17,972      (1,357)
Year ended December 31, 1997
   Revenues......................................     875,028        305,000   1,180,028
   Net income....................................         412         19,654       20,066
Year ended December 31, 1996
   Revenues......................................     291,685        271,059      562,744
   Net loss......................................    (80,582)         14,534     (66,048)
Year ended December 31, 1995
   Revenues......................................     262,243        288,537      550,780
   Net income....................................      13,130         18,731       31,861

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



Unaudited pro forma income statement data

         The following unaudited pro forma consolidated data for the year ended December 31, 1997 and the nine months ended September 30, 1998 presents the results of operations of Allied as if the companies purchased and sold in 1997 and through September 30, 1998, had all occurred as of January 1, 1997 (in thousands, except per share data). In addition, the pro forma data reflect the issuance of 18.6 million shares of common stock in the Equity Offering completed September 30, 1997, as if it had occurred on January 1, 1997. This data does not purport to be indicative of the results of operations of Allied that might have occurred during the periods indicated nor that might occur in the future.


                                                                       December 31, 1997
                                                       --------------------------------------------
                                                             Reported(1)              ProForma
                                                       --------------------     -------------------
                                                                           (unaudited)
         Revenues ...................................  $          1,180,028      $      1,257,979
         Operating income............................               206,919               213,712
         Net income before extraordinary items.......                73,272                71,618
         Net income before extraordinary items
           to common shareholders....................                72,891                71,237
         Net income before extraordinary items
           per common share..........................                  0.58                  0.51
         Weighted average common and common
           equivalent shares-diluted.................               125,777               141,773



                                                                         September 30, 1998
                                                       ----------------------------------------------
                                                              Reported(1)               ProForma
                                                       -----------------------   --------------------
                                                                             (unaudited)
         Revenues ...................................  $              959,539        $      967,083
         Operating income............................                 140,425               137,114
         Net income before extraordinary items.......                  36,168                44,750
         Net income before extraordinary items
           per common share..........................                    0.26                  0.32
         Weighted average common and common
           equivalent shares-diluted.................                 139,255               139,596

(1)  Amounts have been restated to reflect acquisitions made during 1998 using the pooling-of-interests method of accounting for business combinations.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



3.  NET INCOME PER COMMON SHARE

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

                                                          Nine Months Ended               Three Months Ended
                                                            September 30,                    September 30,
                                                     ---------------------------     ---------------------------
                                                         1997           1998              1997           1998
                                                     -----------  --------------     -----------    ------------

  Basic earnings per share computation:
           Net income

            before extraordinary items...........  $     51,848   $      36,168      $    22,128    $    11,123
           Less:  Preferred stock dividends........        (381)              --             (44)             --
                                                     -----------   -------------      -----------    -----------
           Income before extraordinary items
              available to common shareholders.....  $    51,467   $      36,168      $    22,084    $    11,123
                                                     ===========   =============      ===========    ===========

              Weighted average common shares
              outstanding..........................      112,361         135,289          114,291        135,615
                                                     ===========   =============      ===========    ===========

         Basic earnings per share
           before extraordinary items..............  $      0.46   $        0.27      $      0.19    $      0.08
                                                     ===========   =============      ===========    ===========

         Diluted earnings per share computation:
           Net income
              before extraordinary items...........  $    51,848   $      36,168      $    22,128    $    11,123
           Less:  Preferred stock dividends........        (381)              --             (44)             --
           Interest savings upon conversion
              of convertible securities............          428              --               56             --
                                                     -----------   -------------      -----------    -----------
           Income before extraordinary items
              available to common shareholders.....  $    51,895   $      36,168      $    22,140    $    11,123
                                                     ===========   =============      ===========    ===========

         Weighted average common
           shares outstanding .....................      112,361         135,289          114,291        135,615
         Effect of stock options and warrants,
           assumed exercisable.....................        6,107           3,181            2,694          3,106
         Assumed conversions:
           7% cumulative convertible
           preferred...............................        1,019              --              339             --
           Convertible notes.......................          222              --              188             --
         Effect of shares assumed issued
           pursuant to hold-back arrangements......          798             785              812            801
                                                     -----------   -------------      -----------    -----------
         Weighted average common
           and common equivalent
           shares outstanding......................      120,507         139,255          118,324        139,522
                                                     ===========   =============      ===========    ===========
         Diluted earnings per share before
           extraordinary items.....................  $      0.43   $        0.26      $      0.19    $      0.08
                                                     ===========   =============      ===========    ===========


                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         In 1997, the Company adopted SFAS No. 128 "Earnings per Share," which required restatement of the prior period earnings per share amounts. The effect of this accounting change on previously reported earnings per share data for the three months and nine months ended September 30, 1997 was as follows:

                                                                             September 30, 1997
                                                                -----------------------------------------
                                                                Nine Months Ended     Three Months Ended
                                                                -----------------    --------------------

         Per share amounts:
         Primary earnings per share before
           extraordinary items.......................           $             0.43    $               0.18
         Effect of SFAS No. 128......................                         0.03                    0.01
                                                                ------------------    --------------------
         Basic earnings per share before
           extraordinary items.......................           $             0.46    $               0.19
                                                                ==================    ====================

         Fully diluted earnings per share before
           extraordinary items.......................           $             0.42    $               0.18
         Effect of SFAS No. 128......................                         0.01                    0.01
                                                                ------------------    --------------------
         Diluted earnings per share before
           extraordinary items.......................           $             0.43    $               0.19
                                                                ==================    ====================


4. SUMMARIZED FINANCIAL INFORMATION OF ALLIED WASTE NORTH AMERICA, INC.

         As discussed in Note 5 of the Company's Annual Report on Form 10-K, $525 million of the 10.25% senior subordinated notes due 2006 (the "1996 Notes") issued by Allied Waste North America, Inc. ("Allied NA"; a wholly owned, consolidated subsidiary of the Company) are guaranteed by Allied and substantially all subsidiaries of the Company. The separate complete financial statements of Allied NA have not been included herein as management has determined that such disclosure is not material. However, summarized financial information for Allied NA and subsidiaries as of December 31, 1997 and September 30, 1998 is as follows (in thousands):

                Summarized Consolidated Balance Sheet Information

                                           December 31, 1997  September 30, 1998
                                            ---------------    -----------------
                                                                  (unaudited)
   Current assets.............................$      251,917    $  274,913
   Property and equipment, net................     1,405,336     1,507,520
   Goodwill, net..............................       899,158       942,145
   Other non-current assets...................        89,519        90,885
   Current liabilities........................       283,991       293,752
   Long-term debt, net of current portion.....     1,167,301     1,279,811
   Due to parent..............................       752,601       902,016
   Due to Allied Canada Finance, Ltd..........       152,825            --
   Other long-term obligations................       278,735       299,829
   Retained earnings..........................        10,477        40,055

                 Summarized Statement of Operations Information

                                                              Nine Months
                                                         Ended September 30,
                                                         1997           1998
                                                       ----------     ----------
                                                             (unaudited)
     Revenue  ......................................$     873,358  $     959,539
     Operating costs and expenses...................      720,170        819,114
     Operating income...............................      153,188        140,425
     Income before extraordinary items..............       56,779         49,450
     Extraordinary items, net of income tax benefit.       13,831          3,093
     Net income.....................................       42,948         46,357

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



5.   SUBSEQUENT EVENTS

         In October 1998, the Company acquired American Disposal Services, Inc. ("ADSI") in a transaction accounted for using the pooling-of-interests method for business combinations. ADSI is a vertically integrated solid waste management company providing collection, transfer, recycling and disposal services to approximately 400,000 customers in 12 states, primarily in the midwest and northeast United States. Under the terms of the agreement, ADSI shareholders received 1.65 shares of Allied common stock for each share of ADSI common stock or approximately 40.7 million shares.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, included elsewhere herein.

Introduction

         The Company has experienced significant growth, a substantial portion of which has resulted from the acquisition of solid waste businesses. Since January 1, 1993, the Company has completed over 150 acquisitions. In 1997, the Company acquired 35 businesses and subsequent to 1997, through September 30, 1998, it has acquired 41 businesses. The Company's Condensed Consolidated Financial Statements have been restated to reflect the acquisition of companies accounted for using the pooling-of-interests method for business combinations. The majority of the acquisitions in 1997 were accounted for under the purchase method for business combinations and, accordingly, the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable to its current results of operations.

         On December 30, 1996, the Company completed the acquisition of substantially all of the non-hazardous solid waste management business conducted by Laidlaw Inc. ("Laidlaw") in the United States and Canada, for total consideration of approximately $1.5 billion comprised of cash, shares of the Company's common stock, $0.01 par value, (the "Common Stock"), warrants, and subordinated debentures (the "Laidlaw Acquisition"). The cash consideration was financed from the proceeds of its $1.275 billion senior credit facility (the "Bank Agreement") and the sale of $525 million of 10.25% senior subordinated notes due 2006 (the "1996 Notes"). In March 1997, pursuant to a Share Purchase Agreement with USA Waste (now Waste Management, Inc., "Waste Management"), the Company sold to Waste Management all of the Canadian non-hazardous solid waste management operations that the Company acquired in the Laidlaw Acquisition, for approximately $518 million (the "Canadian Sale"). The Company used the proceeds from the Canadian Sale to pay down approximately $517 million in debt under the Bank Agreement.

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

         In August 1998, the Company acquired Illinois Recycling Services, Inc. and its affiliates ("Illinois Recycling") in a transaction accounted for using the pooling-of-interests method for business combinations. Illinois Recycling provides solid waste collection, recycling and transportation services primarily in the Chicago metro area and northern Indiana and generates annual revenue of approximately $80 million excluding the effects of the internalization of waste volumes.

General

   Revenues. The Company's revenues are attributable primarily to fees charged to customers for waste collection, transfer, recycling and disposal services. The Company's collection services are generally provided under direct agreements with its customers or pursuant to contracts with municipalities. Commercial and municipal contract terms, where used, generally range from 1 to 5 years and commonly have automatic renewal options. The Company's landfill operations include both Company-owned landfills and those operated for municipalities for a fee. The Company is fully integrated in each geographic region in which it is located as it provides collection, transfer and disposal services. The tables below show for the periods indicated the percentage of the Company's total reported revenues attributable to services provided and revenues attributable to geographic regions (unaudited). The following data have been restated to give effect to acquisitions that were accounted for using the pooling-of-interests method for business combinations.


                                 Year Ended December 31,        Nine Months
                             -----------------------------         Ended
                              1995       1996         1997   September 30, 1998
                             ------     -----         ----   -------------------
 Collection(1)..............   60%        59%          56%           55%
 Transfer...................    7          6            7             6
 Landfill(1)................   22         24           26            31
 Other......................   11         11           11             8
                            -----       -----         ----         -----
          Total Revenues     100%        100%         100%          100%
                            =====       =====         ====         =====


                              Year Ended December 31,           Nine Months
                              ----------------------------         Ended
                                1995       1996       1997   September 30, 1998
                                ----       ----       ----   ------------------
 Great Lakes.................     33%        29%        31%           31%
 Midwest.....................      7          8         10            10
 Northeast...................     10         10         11             9
 Southeast...................     13         17         11            12
 Southwest...................      2          2         13            12
 West........................     35         34         24            26
                               -----      -----      -----          -----
               Total Revenues   100%       100%       100%           100%
                               =====      =====      =====          =====
---------
(1)The portion of collection and third-party transfer revenues attributable to disposal charges for waste collected by the Company and disposed at the Company's landfills has been excluded from collection and transfer revenues and included in landfill revenues.

         The Company's strategy is to develop vertically integrated operations to ensure internalization of waste it collects and thus realize higher margins from its operations. By disposing of waste at Company-owned and/or operated landfills, the Company retains the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 66% of Company-collected waste was disposed of at Company-owned and/or operated landfills as measured using volume in the first nine months of 1998. In addition, transfer stations are an integral part of the disposal process. The Company locates its transfer stations in areas where its landfills are outside of the population centers in which it collects waste. Such waste is transferred to long-haul trailers or railcars and transported to its landfills.

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

         In connection with potential acquisitions, the Company incurs and capitalizes certain transaction costs which include stock registration, legal, accounting, consulting, engineering and other direct costs to complete the acquisitions. Additionally, the Company incurs charges for integration costs which include uncollectible accounts receivable write-offs, employee termination and relocation, write down of fixed assets, lease termination, and other one time charges related to the acquisitions. When an acquisition is completed and is accounted for using the pooling-of-interests method for business combinations, these costs are charged to the statement of operations as acquisition related and non-recurring costs. When a completed acquisition is accounted for using the purchase method for business combinations, these costs are capitalized. The Company routinely evaluates capitalized transaction and integration costs and expenses those costs related to acquisitions not likely to occur. Indirect acquisition costs of the Company, such as executive salaries, general corporate overhead and other corporate services, are expensed as incurred.

         Certain direct landfill development costs, such as engineering, construction and permitting costs, are capitalized to the landfill base. Additionally, the Company capitalizes interest on the costs associated with landfills under development using the Company's average interest rate on its outstanding debt. As the development process is completed, on a cell by cell basis, these costs are excluded from the capitalizable base. All such costs are amortized based on consumed airspace. The Company believes that the costs associated with engineering, owning and operating landfills will increase in the future as a result of federal, state and local regulation and a growing community awareness of the landfill permitting process. Although there can be no assurance, the Company believes that it will be able to implement price increases sufficient to offset these increased expenses. All indirect landfill development costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred.

         Accrued closure and post-closure costs represent an estimate of the current value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills currently owned and/or operated by the Company. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by the Company for which it is responsible for closure and post-closure. The present value of estimated future costs is accrued based on accepted tonnage as landfill airspace is consumed. Discounting of future costs is applied where the Company believes that both the amounts and timing of related payments are reliably determinable. The Company periodically updates its estimates of future closure and post-closure costs. The impact of changes which are determined to be changes in estimates are accounted for on a prospective basis.

         Currently, the net present value of the closure and post-closure commitment is calculated assuming inflation of 2.5% and a risk-free capital rate of 7.0%. Discounted amounts previously recorded are accreted to reflect the effects of the passage of time. The Company's current estimate of total future payments for closure and post-closure is $1.0 billion while the present value of such estimate is $247.1 million. At December 31, 1997 and September 30, 1998, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $149.6 million and $147.0 million. The accruals reflect relatively young landfills with estimated remaining lives, based on current waste flows, that range from approximately 1 to over 75 years, and an estimated average remaining life of greater than 30 years.

     Year 2000 Systems Modifications. The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year which, if left uncorrected, could result in a system failure or miscalculations causing disruptions of operations. The Company is in the process of implementing a formal plan to ensure the Company's systems are compliant with respect to Year 2000 issues. This plan includes four phases consisting of awareness, assessment and renovation, validation and implementation. In management's opinion, the scope of Year 2000 systems modifications will not be extensive and the costs associated with addressing the Company's Year 2000 issues have not been and are not expected to be material.

       Awareness. All Year 2000 projects with respect to internal systems will be approved by senior management and evaluated and reviewed by the Board of Directors as deemed necessary.

       Assessment and Renovation. The assessment and renovation phase of the Company's plan includes both information technology-related systems and non-information technology areas.

          Information technology-related systems. To date, an assessment of all information technology-related systems, which includes hardware, applications software, operating systems and databases, has been carried out. The Company's general ledger, accounts payable and fixed assets systems function properly with respect to dates in the year 2000. The Company is in the process of renovating its customer billing and operations support systems and expects to complete this renovation by the end of the first quarter of 1999.

         Non-information technology areas. The Company's assessment of Year 2000 issues will include non-information technology areas such as equipment and communications systems. These non-information technology systems will be analyzed during the second quarter of 1999 and, if necessary, a plan for renovation will be reviewed for approval by senior management. In addition, the Company is implementing programs with outside vendors to determine their readiness with Year 2000 issues. The Company will be monitoring this through periodic questionnaires to suppliers.

       Validation. Upon completion of the renovation of the customer billing and operations support systems, the Company will begin its validation phase by testing, verifying and validating the performance, functionality, and integration of the system. The Company anticipates this phase of information technology-related systems to be complete in the second quarter of 1999.

       Implementation. Upon completion of the validation phase of all information technology as well as non-information technology areas for Year 2000 compliance, the Company plans to implement any necessary contingency plans and modify existing disaster recovery plans throughout 1999.

       Upon completion of its plan relating to the Year 2000, the Company expects to be Year 2000 compliant and expects to have no material exposure with respect to information technology-related systems. With respect to non-information technology areas, it is uncertain what risks are associated with the Year 2000 issue and any risks that may be identified could have a material, adverse effect on the Company's business, financial condition, results of operations and cash flows. There can be no assurances that the systems of customers and vendors on which the Company relies will be converted in a timely manner and will not have an adverse effect on the Company's systems or operations.

                              RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1998

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

                                               Three Months Ended September 30,
                                               --------------------------------
                                                                      1998
                                                                    Compared
                                                                    to 1997
                                                                    % Change
                                                1997       1998    in Amounts
                                               -------   --------   ----------
                                                   (unaudited)
Statement of Operations Data:
Revenues ...................................     100.0%   100.0%           8.0%
Cost of operations .........................      56.2     55.9            7.6
Selling, general and administrative expenses      12.3      9.0          (20.9)
Depreciation and amortization ..............      11.4     11.6            9.7
Acquisition related and non-recurring costs        0.9      9.2        1,060.7
                                                ------   ------
Operating income ...........................      19.2     14.3          (20.0)
Interest expense, net ......................       9.1      5.8          (31.1)
Income tax provision .......................       3.0      5.1           85.1
Extraordinary items ........................       0.3      0.0         (100.0)
                                                ------   ------
Net income..................................       6.8%     3.4%         (47.9)%
                                                ======   ======

  Revenues. Revenues in 1998 were $334.3 million compared to $309.4 million in 1997, an increase of 8.0%. The increase in revenues attributable to operations owned since September 30, 1997 ("Internal Growth") was 7%, adjusted for the negative impact of closing the Plainville Landfill which amounted to a decrease in revenue of approximately $2.7 million. Internal volume growth was approximately 4% and price increases were 3%. The additional revenue growth is attributable to companies acquired, net of revenues sold, subsequent to the end of the same period in the prior year.

   Cost of Operations. Cost of operations in 1998 was $186.9 million compared to $173.7 million in 1997, an increase of 7.6%. The increase in cost of operations was primarily attributable to the increase in revenues described above. As a percentage of revenues, cost of operations decreased to 55.9% in 1998 from 56.2% in 1997. The 1997 operating margin decreased from the previously reported margin due to the restatements for companies acquired subsequent to September 30, 1997 and accounted for using the pooling-of-interests method for business combinations. The 1998 operating margin was favorably impacted by an increase in internalization of third-party disposal volumes to 64% in 1998 from approximately 54% in 1997, as restated, increased volumes at the landfills, and other costs savings from integration.

  Selling, General and Administrative Expenses. SG&A expenses in 1998 were $30.1 million compared to $38.1 million in 1997, a decrease of 20.9%. As a percentage of revenues, SG&A decreased to 9.0% in 1998 compared to 12.3% in 1997. The 1997 SG&A expense increased from the previously reported amount due to the restatements for companies acquired subsequent to September 30, 1997 and accounted for using the pooling-of-interests method for business combinations. The 1998 SG&A expense decreased due to a reduction in certain sales and administrative functions and related facilities completed at the beginning of the second quarter of 1998 in accordance with the Company's continuing acquisition integration plan. Additionally, the decrease in SG&A as a percentage of revenues can be attributed to the continued increase in revenues while reducing overhead costs.

   Depreciation and amortization. Depreciation and amortization in 1998 was $38.8 million compared to $35.4 million in 1997, an increase of 9.7%. The increase in depreciation and amortization expense is due to a 35% increase in internalized landfill tonnage, increased capital expenditures and acquisitions.

   Acquisition related and non-recurring costs. During the third quarter of 1998, the Company recorded a $30.8 million acquisition related and non-recurring charge for transaction and integration costs associated primarily with acquisitions accounted for as poolings-of-interest. Transaction costs include stock registration, legal, accounting, consulting, engineering and other direct third-party costs incurred to complete the acquisitions. Integration costs include uncollectible accounts receivable write-offs, employee termination and relocation, write down of fixed assets, lease termination, compliance related costs and other one-time charges related to the acquisitions. The charge is comprised of $16.7 million of termination and severance costs and retention bonuses, $8.7 million of asset impairments and abandonments, $2.6 million of transaction related costs, $2.0 million of environmental and compliance related costs and $0.8 million of other acquisition related costs.

   Interest expense, net. Net interest expense was $19.4 million in 1998 compared to $28.2 million in 1997, a decrease of 31.1%. The decrease in interest expense was due to an overall reduction in the average interest rate, partially offset by an increase in outstanding debt. Additionally, capitalized interest increased to $16.1 million in 1998 compared to $9.7 million in 1997, due to the acquisition of landfill assets and increases in landfills under development.

   Income taxes. Income taxes reflect a 60.6% effective income tax rate in 1998 and 29.5% in 1997. The increase is primarily caused by the income tax accounting effects of applying the pooling-of-interests method of accounting for business combinations including the initial recording of deferred income taxes and non-deductible transaction costs, partially offset by the absence of income taxes on S-Corporation pre-combination earnings. This resulted in a one-time impact on the total income tax provision of $5.7 million. Without considering the effect of pooled companies, the third quarter 1998 effective tax rate is 39.7%, which deviates from the federal statutory rate of 35%, due to the effects of differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences.

   Extraordinary items, net. On September 30, 1997, the Company sold 18.6 million shares of common stock with net proceeds of approximately $327.4 million (the "Equity Offering"). The Company used $203 million of the net proceeds to retire a portion of the Term Loan Facility of the Credit Agreement, $71 million to repay the entire amount outstanding on the Revolving Credit Facility and used the remaining proceeds for acquisitions and general corporate purposes. As a result of the early repayment of debt outstanding under the Term Loan Facility, the Company recognized an extraordinary charge of approximately $1.3 million ($0.8 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs in the third quarter of 1997.

Nine Months Ended September 30, 1997 and 1998


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

                                               Nine Months Ended September 30,
                                              --------------------------------
                                                                      1998
                                                                    Compared
                                                                     to 1997
                                                                    % Change
                                               1997      1998      in Amounts
                                              ------    ------    -------------
                                                (unaudited)
Statement of Operations Data:
Revenues ..................................... 100.0%      100.0%       9.9%
Cost of operations ...........................  58.1        56.1        6.2
Selling, general and administrative expenses .  12.7         9.8      (15.6)
Depreciation and amortization ................  11.3        11.5       11.9
Acquisition related and non-recurring costs      0.3         7.9    2,762.9
                                               -----       -----    --------
Operating income .............................  17.6        14.7       (8.6)
Interest expense, net ........................   8.9         6.3      (21.4)
Income tax provision .........................   2.7         4.5       81.1
Extraordinary items ..........................   6.1         0.3      (94.2)
                                               -----        -----   --------
Net income (loss) ............................  (0.1)%       3.6%   2,537.4%
                                               ======       =====   ========

         Revenues. Revenues in 1998 were $959.5 million compared to $873.4 million in 1997, an increase of 9.9%. Internal Growth was 8% adjusted for the negative impact of the expiration of the disposal contract with the city of St. Louis, acquired in the Laidlaw Acquisition, and the closing of the Plainville Landfill which collectively amounted to a decrease in revenue of approximately $13.5 million. Internal volume growth was approximately 5% and price increases were approximately 3%. The additional revenue growth is attributable to companies acquired, net of revenues sold, subsequent to the end of the same period in the prior year.

   Cost of Operations. Cost of operations in 1998 was $538.7 million compared to $507.5 million in 1997, an increase of 6.2%. The increase in cost of operations was primarily attributable to the increase in revenues described above. As a percentage of revenues, cost of operations decreased to 56.1% in 1998 from 58.1% in 1997. The 1997 operating margin decreased from the previously reported margin due to the restatements for companies acquired subsequent to September 30, 1997 and accounted for using the pooling-of-interests method for business combinations. The 1998 operating margin was favorably impacted by an increase in internalization of third-party disposal volumes to 66% in 1998 from approximately 51% in 1997, as restated, increased volumes at the landfills, and other cost savings from integration.

          Selling, General and Administrative Expenses. SG&A expenses in 1998 were $93.9 million compared to $111.2 million in 1997, a decrease of 15.6%. As a percentage of revenues, SG&A decreased to 9.8% in 1998 compared to 12.7% in 1997. The 1997 SG&A expense increased from the previously reported amount due to the restatements for companies acquired subsequent to September 30, 1997 and accounted for using the pooling-of-interests method for business combinations. The 1998 SG&A expense decreased due to a reduction in certain sales and administrative functions and related facilities completed at the beginning of the second quarter of 1998 in accordance with the Company's continuing acquisition integration plan. Additionally, the decrease in SG&A as a percentage of revenues can be attributed to the continued increase in revenues while reducing overhead costs.

   Depreciation and amortization. Depreciation and amortization in 1998 was $110.6 million compared to $98.8 million in 1997, an increase of 11.9%. The increase in depreciation and amortization expense is due to a 37% increase in internalized landfill tonnage, increased capital expenditures and acquisitions. As a percentage of revenues, depreciation and amortization has remained relatively flat.

   Acquisition related and non-recurring costs. During the first nine months of 1998, the Company recorded a $75.9 million acquisition related and non-recurring charge for transaction and integration costs associated primarily with acquisitions accounted for as poolings-of-interest. Transaction costs include stock registration, legal, accounting, consulting, engineering and other direct third-party costs incurred to complete the acquisitions. Integration costs include uncollectible accounts receivable write-offs, employee termination and relocation, write down of fixed assets, lease termination, compliance related costs and other one time charges related to the acquisitions. The charge is comprised of $31.8 million of termination and severance costs and retention bonuses, $18.5 million of asset impairments and abandonments, $10.9 million of transaction related costs, $9.9 million of environmental and compliance related costs and $4.8 million of other acquisition related costs.

   Interest expense, net. Net interest expense was $60.8 million in 1998 compared to $77.3 million in 1997, a decrease of 21.4%. The decrease in interest expense was due to an overall reduction in the average interest rate, partially offset by an increase in outstanding debt. Additionally, capitalized interest increased to $47.0 million in 1998 compared to $24.9 million in 1997, due to the acquisition of landfill assets and increases in landfills under development.

   Income taxes. Income taxes reflect a 54.6% effective income tax rate in 1998 and 31.7% 1997. The increase is primarily caused by the income tax accounting effects of applying the pooling-of-interests method of accounting for business combinations including the initial recording of deferred income taxes and non-deductible transaction costs, partially offset by the absence of income taxes on S-Corporation pre-combination earnings. This resulted in a one-time impact on the total income tax provision of $11.2 million. Without considering the effect of pooled companies, the 1998 effective tax rate is 40.5%, which deviates from the federal statutory rate of 35%, due to the effects of differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences.

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

   Liquidity and Capital Resources

         Historically, the Company has satisfied its acquisition, capital expenditure and working capital needs primarily through bank financing and public offerings, and private placements of debt and equity securities. Between January 1, 1994 and September 30, 1998, the Company has completed debt and equity financings in excess of $3 billion. Due to the acquisition driven and the capital intensive nature of the Company's growth objectives, the Company has used, and believes that it will likely continue using amounts in excess of the cash generated from operations to fund the growth component of its business including acquisitions and capital expenditures. In connection with acquisitions, the Company has assumed or incurred indebtedness with relatively short-term repayment schedules, which have been refinanced under the Revolving Credit Facility (as defined herein) and operating equipment has been acquired using financing leases which have medium-term maturities. Additionally, the Company uses excess cash generated from operations to pay down amounts owed on its revolving line of credit which are classified as long-term debt. As a result, the Company has periodically had low levels of working capital or working capital deficits. However, the Company has approximately $432.8 million in undrawn, committed capacity available under the Revolving Credit Facility at September 30, 1998.


     During the nine months ended September 30, 1997 and 1998, the Company's cash flows from operating, investing, and financing activities were as follows
(dollars in millins; unaudited):

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                  ---------------------------------
                                                                                      1997                1998
                                                                                  -------------     ---------------

Operating Activities:
   Net income (loss)...................................................           $       (1.4)      $         33.1
   Non-cash operating expenses.........................................                   115.3               215.2
   Change in operating assets and liabilities, net.....................                  (20.2)              (34.7)
                                                                                  -------------      --------------
Cash provided by operating activities..................................                    93.7               213.6
                                                                                  -------------      --------------
Investing Activities:
   Cash expenditures for acquisitions, net of cash acquired............                 (129.5)              (50.0)
   Capital expenditures, other than for acquisitions...................                 (113.3)             (139.8)
   Capitalized interest................................................                  (24.9)              (47.0)
   Proceeds from sale of fixed assets..................................                   535.1                 8.7
   Other...............................................................                   (7.8)               (1.1)
                                                                                  -------------      --------------
Cash provided by (used for) investing activities.......................                   259.6             (229.2)
                                                                                  -------------      --------------
Financing Activities:
   Net proceeds from sale and redemption of preferred stock,
     common stock, stock options and warrants..........................                   329.7                  --
   Net proceeds from long-term debt....................................                   945.1               724.6
   Repayments of long-term debt........................................               (1,537.0)             (687.5)
   Other...............................................................                  (59.9)              (28.0)
                                                                                  -------------      --------------
Cash provided by (used for) financing activities.......................                 (322.1)                 9.1
                                                                                  -------------      --------------
Increase (decrease) in cash and cash equivalents.......................           $        31.2      $        (6.5)
                                                                                  =============      ==============

         As of September 30, 1998, the Company had cash and cash equivalents of $23.3 million. The Company's capital expenditure and working capital requirements have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will likely increase further as the Company continues to pursue its growth objectives. During 1997, the Company acquired solid waste operations representing approximately $369.1 million in annual revenues, and sold operations representing approximately $127.9 million in annual revenue. Both acquisitions and sales included landfill assets. Net consideration of approximately $528.3 million (including $10.5 million for landfills under development) comprised of cash, notes and 7,038,456 shares of Common Stock, was paid in these transactions. Subsequent to December 31, 1997 through September 30, 1998, the Company acquired 41 operating solid waste businesses with annual revenues of approximately $364.2 million, excluding the effects of the internalization of waste volumes, for consideration of approximately $937.6 million, of which $806.3 million consists of approximately 32.0 million shares of Common Stock. For the calendar year 1998, the Company expects to spend approximately $200.9 million for capital, closure and post-closure, and remediation expenditures. As the Company continues to acquire waste operations during 1998, additional capital amounts will be required to fund the acquisition of businesses and the related capital expenditure requirements.

     On September 30, 1998, the Company's debt structure consisted primarily of $525 million of the 1996 Notes, $596.8 million outstanding under the Credit Agreement, and approximately $268.9 million of accreted value on the Senior Discount Notes ($418 million aggregate face amount). As of September 30, 1998 there was aggregate availability under the Revolving Credit Facility of approximately $432.8 million to be used for working capital, letters of credit, acquisitions and other general corporate purposes. In October 1997, the Company amended the Credit Agreement, increasing the amount of the Senior Credit Facility from $900 million to $1.1 billion. In June 1998, the Company replaced the amended Credit Agreement with a new Credit Agreement, consisting of a $300 million term loan (the "Term Loan"), which is fully drawn, and a $800 million revolving credit facility (the "Revolving Credit Facility"). The Revolving Credit Facility includes a $250 million sublimit for the issuance of letters of credit. The indentures relating to the 1996 Notes, the Senior Discount Notes and the Credit Agreement contain financial and operating covenants and restrictions on the ability of the Company to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. A substantial portion of the Company's available cash will be required to be applied to service indebtedness. Currently, this is expected to include approximately $130 million in mandatory annual principal and interest payments. At September 30, 1998, the Company was in compliance with the covenants contained in the Credit Agreement and the Indentures related to the 1996 Notes and the Senior Discount Notes.

         The Company is also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to its landfill operations and collection contracts. These financial assurance requirements are satisfied by the Company issuing performance bonds, letters of credit, insurance policies or trust deposits to secure the Company's obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At September 30, 1998, the Company had outstanding approximately $344.8 million in financial assurance instruments, represented by $199.6 million of performance bonds, $1.5 million of letters of credit, $127.4 million of insurance policies and $16.3 million of trust deposits. The Company expects that financial assurance obligations will increase in the future as it acquires and expands its landfill activities and that a greater percentage of the financial assurance instruments will be comprised of performance bonds and insurance policies.

         The Company has lease facilities (the "Lease Facilities") that allow it to enter into equipment leases at rates ranging from similar term treasury note rates plus 1.5% to 2.0% for terms of 36 to 84 months. In addition to equipment leases outstanding at December 31, 1997 and September 30, 1998 of $62.9 million and $58.7 million, respectively, the Company had available lease commitments of $32.4 million and $50.0 million, respectively.

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

         The Company's ability to meet future capital expenditure and working capital requirements, to make scheduled payments of principal, to pay interest, or to refinance its indebtedness, and to fund capital amounts required for the acquisition of businesses and the expansion of existing businesses depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with available borrowing under the Senior Credit Facility, the Lease Facilities and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, letters-of-credit, capital expenditures, scheduled payments of principal and interest on debt incurred under the Credit Agreement, interest on the 1996 Notes and the Senior Discount Notes, and capital amounts required for acquisitions and expansion at least through the next 12 months. However, the principal payment at maturity on the 1996 Notes and the Senior Discount Notes may require refinancing. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future financings will be available in an amount sufficient to enable the Company to service its indebtedness or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms if at all. Additionally, depending on the timing, amount and structure of any future acquisitions and the availability of funds under the Credit Agreement, the Company may need to raise additional capital to fund the acquisition and integration of additional solid waste businesses. The Company may raise such funds through additional bank financings or public or private offerings of its debt and equity securities. There can be no assurance that the Company will be able to secure such funding, if necessary, on favorable terms, if at all. If the Company is not successful in securing such funding, the Company's ability to pursue its business strategy may be impaired and results of operations for future periods may be negatively affected.

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

         The Senior Credit Facility is guaranteed by substantially all of the Company's present and future subsidiaries. In addition, the Senior Credit Facility is secured by substantially all the personal property and a pledge of the stock of substantially all the Company's present and future subsidiaries.


         The Credit Agreement contains certain financial covenants including, but not limited to, a Total Debt to EBITDA ratio, a Fixed Charge Coverage ratio and an Interest Expense Coverage ratio, all terms as defined in the Credit Agreement. In addition, the Credit Agreement also limits the Company's ability to make acquisitions and purchase fixed assets above certain amounts, pay dividends, incur additional indebtedness and liens, make optional prepayments on certain subordinated indebtedness, make investments, loans or advances, enter into certain transactions with affiliates or enter into a merger, consolidation or sale of all or a substantial portion of the Company's assets. The Company is in compliance with all applicable covenants at September 30, 1998.

     The Company has entered into interest rate protection agreements (the "Agreements"), with commercial banks and investment banking institutions to reduce its exposure to fluctuations in variable interest rates. A summary of the Agreements outstanding as of September 30, 1998 is as follows:

  Notional Amount      Fixed Rate                      Period
  ---------------      ----------      -----------------------------------------
   (in millions)

     $   50               6.08         September 1997      -     September 2000
         50               6.06         September 1997      -     March 2000
         50               5.12         February 1998       -     April 1999
         50               6.02         October 1997        -     October 1999
         50               5.90         November 1997       -     November 1999
         50               5.91         November 1997       -     November 1999
        130               6.06         May 1998            -     May 2001

         The Agreements effectively change the Company's interest rate paid on its floating rate long-term debt to a weighted average fixed rate of approximately 5.91% plus applicable margins imposed by the terms of the Credit Agreement at September 30, 1998.


Disclosure Regarding Forward Looking Statements

         This quarterly report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this section, are Forward Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors ("Important Factors") that could cause actual results to differ materially from the Company's expectations are disclosed in this section and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ from the Company's expectations. The forward-looking statements made herein are only made as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


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

  Availability of Acquisition Targets. The Company's ongoing acquisition program is a key element of its expansion strategy. In addition, obtaining landfill permits has become increasingly difficult, time consuming and expensive. There can be no assurance that the Company will succeed in obtaining landfill permits or locating appropriate acquisition candidates that can be acquired at price levels that the Company considers appropriate and that reflects historical prices. The Forward Looking Statements assume that a number of acquisition candidates and landfill properties sufficient to meet the Company's goals will be available for purchase and that the Company will be able to complete the acquisitions at prices comparable to those that the Company has experienced in the past two years.

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

  Economic Conditions. The Company's business is affected by general economic conditions. The Forward Looking Statements assume that the Company will be able to achieve internal volume and price growth which are not impacted by an economic downturn. There can be no assurance that an economic downturn will not result in a reduction in the volume of waste being disposed of at the Company's operations and/or the price that the Company can charge for its services.

  Weather Conditions. Protracted periods of inclement weather adversely affect the Company's operations by interfering with collection and landfill operations, delaying the development of landfill capacity and/or reducing the volume of waste generated by the Company's customers. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of the Company's operations. The Forward Looking Statements assume that such weather conditions will not occur.

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

     Year  2000  Systems  Modifications.  The  Company  expects  to be Year 2000 compliant in a timely manner and expects to have no material exposure with respect to information technology-related systems. With respect to non-information technology areas, it is uncertain what risks are associated with the Year 2000 issue and any risk that may be identified could have a material, adverse effect on the Company's business, financial condition, results of operations and cash flows. There can be no assurances that the systems of customers and vendors on which the Company relies will be converted in a timely manner and will not have an adverse effect on the Company's systems or operations. The Forward Looking Statements assume that there will be no material adverse effect on the Company's systems or operations related to the Year 2000 issue.

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

Seasonality

         The Company believes that its collection and landfill operations are adversely affected by protracted periods of inclement weather which will, from time to time, delay the development of landfill capacity or transfer of waste and/or reduce the volume of waste generated.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits


           Exhibit
           Number                              Description
          ---------            -------------------------------------------------
             2.1               Stock Purchase Agreement dated September 17, 1996
                               among the Company,  Allied,  NA,  3294862  Canada
                               Inc., Laidlaw Inc., Laidlaw Transportation, Inc.,
                               Laidlaw  Waste  Systems,   Inc.,   Laidlaw  Waste
                               Systems   (Canada)   Ltd.  and  Laidlaw   Medical
                               Services  Ltd.   Exhibit  2.1  to  the  Company's
                               Current Report on Form 8-K dated October 2, 1996,
                               is incorporated herein by reference.
             2.2               Purchase  Agreement  relating  to the 1996  Notes
                               dated  November  25,  1996.  Exhibit  2.1  to the
                               Company's   Current  Report  on  Form  8-K  dated
                               December  19,  1996,  is  incorporated  herein by
                               reference.
             2.3               Share Purchase  Agreement  dated January 15, 1997
                               among the Company, Allied Waste Holdings (Canada)
                               Ltd.,  Laidlaw  Waste  Systems,  Inc.,  USA Waste
                               Services,  Inc. and Canadian Waste Services, Inc.
                               Exhibit 10.0 to the Company's  Current  Report on
                               Form 8-K dated January 30, 1997, is  incorporated
                               herein by reference.
             2.4               Amended  and  Restated   Agreement  and  Plan  of
                               Reorganization  between Allied Waste  Industries,
                               Inc.  and Rabanco  Acquisition  Company,  Rabanco
                               Acquisition   Company  Two,  Rabanco  Acquisition
                               Company Three,  Rabanco Acquisition Company Four,
                               Rabanco   Acquisition   Company   Five,   Rabanco
                               Acquisition   Company  Six,  Rabanco  Acquisition
                               Company Seven, Rabanco Acquisition Company Eight,
                               Rabanco   Acquisition   Company   Nine,   Rabanco
                               Acquisition   Company  Ten,  Rabanco  Acquisition
                               Company Eleven, and Rabanco  Acquisition  Company
                               Twelve.  Exhibit 2.4 to the  Company's  Quarterly
                               Report  on Form  10-Q is  incorporated  herein by
                               reference.
             2.5               Agreement  and Plan of Merger  dated as of August
                               10, 1998 by and among  Allied  Waste  Industries,
                               Inc.,   AWIN  II  Acquisition   Corporation   and
                               American Disposal Services, Inc. Exhibit 2 to the
                               Company's Current Report on Form 8-K filed August
                               21, 1998 is incorporated herein by reference.
             3.1               Amended Certificate of Incorporation of the Company (Incorporated
                               herein by reference to Exhibit 3.1 to the Company's report on Form
                               10-K for the fiscal year ended December 31, 1996).
             3.2               Certificate of Designation, Preferences, Rights and Limitations of 7%
                               Cumulative Convertible Preferred Stock, par value $.10 per share dated April 27, 1994.  Exhibit 3.2 to Post-Effective Amendment
                               Number 1 to the Company's Registration Statement on Form S-1
                               (No. 33-75070) is incorporated herein by reference.
             3.3               Amended and Restated Bylaws of the Company as of May 13, 1997.
                               Exhibit 3.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
           * 3.4               Amendment to Amended Certificate of Incorporation of the Company
                               dated October 15, 1998.
             4.1               Specimen certificate for shares of Common Stock par value $.01 per share.  Exhibit 4.2 of the Company's Registration Statement on Form
                               S-1 (No. 33-48507) is incorporated herein by reference.




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



            4.18              Second  Supplemental  Indenture  dated  April 30,
                              1997  related to the 1996  Notes.  Exhibit 4.3 to
                              the Company's  Registration Statement on Form S-4
                              (No.   333-22575)  is   incorporated   herein  by
                              reference.
            4.19              Senior   Subordinated   Guarantee   dated  as  of
                              December  1,  1996  related  to the  1996  Notes.
                              Exhibit   4.5  to  the   Company's   Registration
                              Statement   on  Form  S-4  (No.   333-22575)   is
                              incorporated herein by reference.
            4.20              Amendment No. 1 to the 1991 Incentive Stock Plan dated November 1,
                              1996.  Exhibit 4.20 to the Company's Annual Report on Form 10-K dated
                              March  31,   1998  is   incorporated   herein  by reference.
            10.1              Credit  Agreement  dated as of June 18, 1998
                              among  Allied  Waste  North   America  Inc.,
                              Allied  Waste  Industries,   Inc.,   certain
                              lenders,  Credit  Suisse,  First  Boston and
                              Goldman  Sachs  Credit   Partners  L.P.,  as
                              Co-Syndication Agents, Citibank, N.A.,
                              as Issuing Bank and Citicorp USA, Inc., as Administrative Agent.  Exhibit 10.1 to the
                              Company's Quarterly Report on Form 10-Q is incorporated  herein by reference.
            10.2              Agreement dated September 17, 1996, between Allied Waste Industries,
                              Inc., and the Laidlaw Group.  Exhibit 10.1 to the Company's Current
                              Report on Form 8-K dated  October  2, 1996, is incorporated herein by reference.
            10.3              Credit  Agreement among the Company,  Allied NA,
                              and the various  lenders  represented by Goldman
                              Sachs Credit Partners, L.P., Credit Suisse and
                              Citibank,  N.A.  dated  December 30,
                              1996.  Exhibit 10.11 to the Company's  report on
                              Form 10-K for the year ended  December  31, 1996
                              is incorporated herein by reference.
            10.4              Securities  Purchase  Agreement  dated April 21,
                              1997 between Apollo  Investment  Fund III, L.P.,
                              Apollo  Overseas  Partners III, L.P., and Apollo
                              (U.K.)  Partners III, L.P.;  Blackstone  Capital
                              Partners   II   Merchant   Banking   Fund  L.P.,
                              Blackstone Offshore Capital Partners II L.P. and
                              Blackstone Family Investment Partnership
                              II L.P; Laidlaw Inc. and Laidlaw Transportation, Inc.; and Allied Waste
                              Industries,  Exhibit 10.1 to the  Company's  report on Form 10-Q for the quarter ended March 31,1997 is incorporated herein by reference.
            10.5              Shareholders Agreement dated as of April 14, 1997 between Allied Waste Industries,
                              Inc. and Apollo Investment Fund III, L.P., Apollo Overseas Partners III,L.P., and
                              Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund
                              L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family
                              Investment Partnership II L.P.  Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
            10.6              Amended and Restated Shareholders Agreement dated as of April 21, 1997 between
                              Allied Waste Industries, Inc. and Apollo Investment Fund III, L.P., Apollo Overseas
                              Partners III, L.P., and Apollo (U.K.)  Partners III, L.P.;
                              Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II
                              L.P. and Blackstone Family Investment Partnership II L.P.  Exhibit 10.3 to the Company's
                              report on form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
            10.7              Registration Rights Agreement dated as of April 21, 1997 between Allied Waste Industries, Inc.
                              and Apollo Investment Fund III, L.P., Apollo Overseas Partners III,
                              L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant
                              Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone
                              Family Investment Partnership II L.P.  Exhibit 10.4 to the Company's report on Form
                              10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
            10.8              Amended    and    Restated    Credit Agreement  dated as of June 5,  1997
                              among  the  Company,   Allied  Waste North America,  the Lenders referred
                              to therein and Credit Suisse First Boston, Goldman Sachs Credit Partners L.P., and
                              Citibank, N.A., as agents. Exhibit 10.1 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.



            10.9              Executive    Employment    Agreement  between  the  Company and with Henry
                              L.  Hirvela   dated  June  6,  1997. Exhibit 10.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
           10.10              Third Amendment to Executive Employment Agreement between the Company and with Thomas H. Van Weelden dated January 30, 1997.  Exhibit 10.3 to the
                              Company's report on form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
           10.11              Executive    Employment    Agreement between  the  Company and with Larry
                              D. Henk dated June 6, 1997.  Exhibit 10.4 to the Company's report on Form
                              10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
           10.12              Executive Employment Agreement between the Company and with Steven M. Helm dated June 6, 1997.  Exhibit 10.5 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
           10.13              Third Amendment to Executive Employment Agreement between the Company and with Roger A. Ramsey dated January 30, 1997, Exhibit 10.6 to the Company's report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
           10.14              Registration Rights Agreement, dated as of December 5, 1996, by and among the
                              Company, Goldman, Sachs & Co., Merrill Lynch & Co., and Credit Suisse First Boston. Exhibit 10.1 to
                              the Company's Registration Statement on Form S-4 (No. 333-31231) is incorporated herein by reference.
           10.15              Executive Employment Agreement between the Company and with Peter S. Hathaway dated June 6, 1997.  Exhibit 10.14 to the Company's Annual Report on Form 10-K
                              dated March 31, 1998 is incorporated herein by reference.
           10.16              Executive Employment Agreement between the Company and with Michael G. Hannon dated June 6, 1997.
                              Exhibit 10.15 to the Company's Annual Report on Form 10-K dated March 31, 1998 is incorporated herein by reference.
           10.17              Share Purchase Agreement between Allied Waste Industries, Inc. and Allied Waste
                              Holdings (Canada) Ltd. and Laidlaw Waste Systems, Inc. and USA Waste Services, Inc. and
                              Canadian Waste Services Inc. dated January 15, 1997.  Exhibit 10.0 to the Company's report on Form 8-K dated January 30, 1997 is incorporated herein by reference.
            *12               Ratio of earnings to fixed charges.
          *27.1               Financial data schedule for the nine months ended September 30, 1998.
          *27.2               Restated financial data schedule for the nine months ended September 30, 1997.
      -------------
     *Filed herewith

    (b)    Reports on Form 8-K

           August 21, 1998    The Company's Current Report  on  Form  8-K   reports  the
                              signing  of an  agreement  to  merge with ADSI.

           August 28, 1998    The Company's Current Report on Form 8-K reports financial statements  related  to the  Rabanco acquisition.

           August 28, 1998    The Company's Current Report on Form  8-K/A  reports  the
                              financial  statements  and  the  pro forma financial  statements  related to the ADSI acquisition.

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



                                 By:    /s/ James S. Eng
                                        --------------------------------------
                                                    James S. Eng
                                                Corporate Controller
                                           (Principal Accounting Officer)

Date: November 13, 1998