Form 10-K
period 1998-12-31
ALLIED WASTE INDUSTRIES INC
filed 1999-03-31
CIK 848865

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                      -----

                                    FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1998
                                                           OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934
                   For the transition period from ______ to ______
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

       Registrant's telephone number, including area code: (602) 423-2946

           Securities registered pursuant to Section 12(b)of the Act:

Title of each class                    Name of each exchange on which registered
--------------------                   -----------------------------------------
 Common Stock,  $.01 par value               New York  Stock  Exchange
           Securities registered pursuant to Section 12(g) of the Act:
                                     (None)
                                     ------
                                (Title of Class)
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No.
                                             ---    ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was $2,333,685,285 as of March 25, 1999.

         The number of shares of the Company's common stock, $.01 par value, outstanding at March 25, 1999 was 187,637,123.

         The registrant's proxy statement is to be filed in connection with the registrant's 1999 annual meeting of stockholders, portions of which are incorporated by reference into Part III of this report.

                                     PART I


Item l.  Business

         Allied Waste Industries, Inc., a Delaware corporation ("Allied" or the "Company"), is the third largest, non-hazardous solid waste management company in the United States, as measured by revenues. The Company serves approximately
2.6 million customers through operations in 28 states located primarily in the Great Lakes, Midwest, Northeast, Southeast, Southwest and West regions of the United States. As of March 1999, the Company provided its services through a network of 130 collection companies, 68 transfer stations, 76 landfills, and 22 recycling facilities. The Company had revenues of $1.3 billion and $1.6 billion for the years ended December 31, 1997 and 1998, respectively.

         In October 1998, Allied acquired American Disposal Services, Inc. ("ADSI") in a transaction accounted for using the pooling-of-interests method for business combinations. ADSI is a vertically integrated solid waste management company providing collection, transfer, recycling and disposal services to approximately 485,000 customers in 12 states, primarily in the Midwest and Northeast United States and generates annual revenue of approximately $240 million, excluding the effects of the internalization of waste volumes.

Industry Trends
         Based on data available from the Environmental Protection Agency (the "EPA") and industry trade journals, the Company estimates that the total 1996 revenues of the non-hazardous solid waste industry in the United States were approximately $36 billion. The non-hazardous solid waste industry is highly fragmented. Approximately 41%, 32% and 27% of the revenue is generated by publicly traded companies, municipalities and privately held companies, respectively. The four largest publicly traded companies represent a substantial majority of the publicly traded company revenues.

         The non-hazardous solid waste industry is characterized by consolidation. The Company believes that several factors will lead to continuing acquisitions and consolidation in the industry. Rising costs, regulatory complexities and increased capital requirements will create opportunities for large integrated public companies that have the requisite management expertise and ready access to capital. The following factors are contributing to consolidation and acquisition opportunities:

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

                  Vertical Integration and Internalization. The vertical integration business model is the key element of Allied's operating philosophy and growth strategy. The fundamental objective of the vertical integration business model is to control the waste stream from the point of collection through disposal and to achieve a high rate of waste internalization. Allied seeks to build, through acquisitions and other market development initiatives, market specific, vertically integrated operations typically consisting of one or more collection companies, transfer stations, processing centers and landfills. Within its markets, Allied seeks to strengthen its competitive position and improve its financial returns by acquiring additional operating assets, typically through
                  "tuck-in" collection company acquisitions. Allied believes that it can realize competitive advantages and strong future growth by continuously implementing this strategy across existing and new markets in the United States. Allied's internalization rate, as measured by collection volumes, was approximately 68% in 1998.

                  Focus on Operations. Allied's operations-oriented business strategy is characterized by decentralized operations and local management with significant experience in operating and growing solid waste businesses. Allied only recruits operating managers with extensive industry experience, usually with significant experience in their geographic markets. Allied's senior executive management, senior operating management and regional vice presidents currently average approximately 18, 26 and 24 years of industry experience, respectively. By continuing to hire and retain experienced, local market-oriented managers, Allied believes that it will be well positioned to react to changes in its market and will be able to capitalize on growth opportunities in existing and new markets.

                  Maintaining High Rate of Growth. Allied seeks to capitalize on the on-going consolidation of the approximately $36 billion solid waste industry in the United States. Allied intends to grow primarily by acquiring privately-owned solid waste companies and through internal development. Allied also intends to take selective advantage of opportunities when government entities privatize the operation of all or part of their solid waste systems. In addition, Allied seeks to achieve broad geographic and business mix diversification in its operations and market development activities. Allied's revenue mix for 1998 was approximately 56% collection, 30% disposal, 7% transfer, 4% recycling and 3% other.

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

         Each of Allied's districts has staff responsible for sales and marketing. Allied's policy is to periodically visit each commercial account to ensure customer satisfaction and to sell additional services. In addition to calling on existing customers, each salesperson calls upon potential customers within a defined area in each market.

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

Competition

         The non-hazardous waste collection and disposal industry is highly competitive. The industry is currently comprised of four national waste companies, Waste Management, Inc.; Browning-Ferris Industries, Inc. ("BFI") (on March 7, 1999, the Company entered into a definitive merger agreement to acquire
BFI); Republic Services, Inc.; and Allied and local and regional companies of varying sizes and competitive resources such as Superior Services, Inc. and Waste Industries, Inc. The Company also competes with those counties and municipalities that maintain their own waste collection or disposal operations. These counties and municipalities may have financial advantages through their access to tax revenues and tax-exempt financing and their ability to mandate the disposal of waste collected within the jurisdiction at a municipal landfill. The Company may also experience competition from companies using alternative methods of managing solid waste streams, such as incineration.

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

         The Company has implemented and will continue to implement its own environmental safeguards that comply with or exceed these governmental requirements. Additionally, the Company's policy is to obtain an environmental assessment prepared by an independent environmental consulting firm for all real estate acquired. For calendar year 1999, the Company expects to spend approximately $41.9 million for closure, post-closure and remediation expenditures.

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

         The Company is required to provide certain financial assurances to governmental agencies under applicable environmental regulations relating to its landfill and collection operations. These financial assurances include performance bonds, letters of credit, insurance contracts and trust deposits required principally to secure the Company's estimated landfill closure and post-closure obligations and collection contracts. The Company expects to be required to provide approximately $408 million in financial assurance obligations relating to its landfill operations by the end of fiscal year 1999, before giving effect to the acquisition of BFI. The Company expects that financial assurances will increase in the future as the Company acquires and expands its activities and that a greater percentage of the financial assurances will be comprised, directly and indirectly, of letters of credit.

Employees

         The Company employs approximately 9,500 persons. Certain employees of the Company are covered by collective bargaining agreements. The Company believes relations with its employees are satisfactory.

Item 2.  Properties

         The Company's principal executive offices are located at 15880 N. Greenway-Hayden Loop, Suite 100, Scottsdale, Arizona 85260 where it currently leases approximately 33,000 square feet of office space. The Company also maintains six regional administrative offices in Arizona, Illinois, Missouri, South Carolina, Colorado and New York.

         The principal property and equipment of the Company consists of land (primarily landfill sites, transfer stations, and bases for collection operations), buildings, and vehicles and equipment, substantially all of which are secured by liens to the Company's primary lenders. The Company owns or leases real property in the states in which it is doing business. At December 31, 1998, 76 solid waste landfills, aggregating approximately 29,000 total acres, including approximately 20,000 permitted acres, were owned and operated by the Company. In addition, the Company owned or operated 129 collection companies, 68 transfer stations and 22 recycling facilities.

Item 3.  Legal Proceedings

         The Company is currently involved in certain routine litigation. The Company believes that all such litigation arose in the ordinary course of business and that costs of settlements or judgments arising from such suits will not have a materially adverse effect on the Company's consolidated liquidity, financial position or results of operations.

         The business of the Company is regulated by federal, state and local provisions that relate to the protection of the environment. The nature of the Company's business results in it frequently becoming a party to judicial or administrative proceedings involving governmental authorities and other interested parties. At December 31, 1998, the Company was not involved in any such proceedings where management believes sanctions imposed by governmental authorities may exceed $100,000 or which management believes will have a material effect on the Company's consolidated liquidity or results of operations. From time to time the Company may also be subject to actions brought by citizens' groups, adjacent landowners or others in connection with the permitting and licensing of its landfills or transfer stations, or alleging personal injury, environmental damage or violations of the permits and licenses pursuant to which the Company operates.

         In connection with acquiring companies, Allied engages an independent environmental consulting firm to assist in conducting environmental assessments of the real property of companies acquired from third-parties. Several contaminated landfills and other properties were identified during 1998, that require Allied to incur costs for incremental closure and post-closure measures, remediation activities and litigation costs in the future. Based on information available to the Company, Allied recorded a provision of $41.1 million for environmental matters in the 1998 statement of operations and expects these amounts to be disbursed over the next 30 years.

         The Company has been notified that it is considered a potentially responsible party at a number of locations under CERCLA or other environmental laws. The Company continually reviews its status with respect to each location, taking into account the alleged connection to the location and the extent of the contribution to the volume of waste at the location, the available evidence connecting the entity to that location and the numbers and financial soundness of other potentially responsible parties at the location. The ultimate amounts for environmental liabilities at sites regarding which the Company may be a potentially responsible party cannot be determined and estimates of such liabilities made by the Company, after consultation with its independent environmental engineers, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where the Company has concluded that its estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in the Company's assessment to date, the recorded liabilities will be periodically evaluated as additional information becomes available to ascertain that the accrued liabilities are adequate. The Company has determined that the recorded liability for environmental matters as of December 31, 1998 of approximately $93.4 million represents the most probable outcome of these contingent matters. The Company does not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on the Company's consolidated liquidity, financial position or results of operations.

         In connection with the Laidlaw Acquisition (as defined in Item 7), Laidlaw Inc. ("Laidlaw") disclosed to the Company the existence of a tax controversy relating to disallowed deductions in income tax returns with the United States Internal Revenue Service (the "IRS"). In the first quarter of 1999, Laidlaw negotiated a settlement of the tax case with the IRS. The total net after tax cash cost will be $226 million. The amount includes $121 million in taxes together with interest penalties of $161 million ($105 million after tax). The agreement satisfies assessments upheld in the tax court opinion received on July 1, 1998, in reference to the years 1986 through 1988, as well as claims asserted by the IRS for the six subsequent years (1989-1994) of a nine-year Netherlands-based financial program.

         The Company has obtained an indemnity from Laidlaw and certain of its subsidiaries (the "Laidlaw Group") which covers the amounts at issue in the tax controversy for which any direct or indirect subsidiary that was acquired from Laidlaw in 1996 may ultimately be found liable. The obligation of the Laidlaw Group to indemnify the Company in respect of amounts at issue in the tax controversy is a general, unsecured obligation of the Laidlaw Group.

Item 4.  Submission of Matters to a Vote of Security Holders

         On October 15, 1998, a special meeting of the stockholders of the Company was held. The holders of 112,198,084 shares of Common Stock (as defined in Item 5) were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:

                                             Number of             Number of
                                           Votes for           Votes Withheld
                                           ------------        ---------------
 Authorization of the
   acquisition of ADSI..................... 111,636,535             561,549
 Authorization to increase authorized
   shares of Common Stock from
   200 million to 300 million.............. 111,541,737             656,347

                                                       P A R T I I


     Item 5.        Market  Price  and  Dividends  on the  Common  Stock  and
                         Related Stockholder Matters.

Price Range of Common Stock

         The Common Stock (as defined below) is traded on the New York Stock Exchange under the symbol "AW". Prior to December 30, 1998 the Common Stock was traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "AWIN." The high and low sales prices per share for the periods indicated were as follows:

                                           High           Low
                                         --------       --------
   Year ended December 31, 1997
   First Quarter                            9 7/8        7 1/4
   Second Quarter                          18 1/8            8
   Third Quarter                           20 1/8       14 1/4
   Fourth Quarter                          24 3/8       18 3/8

   Year ended December 31, 1998
   First Quarter                           25 7/8       19 1/2
   Second Quarter                          28 7/8       23 3/8
   Third Quarter                           31 5/8           18
   Fourth Quarter                          24 1/8       16 1/8

As of March 25, 1999, there were approximately 645 holders of record of the Company's Common Stock.

Dividend Policy

         The Company has not paid dividends on its common stock, $0.01 par value (the "Common Stock"), does not anticipate paying any dividends thereon in the foreseeable future and is prohibited under the terms of the Company's long-term indebtedness from paying such dividends.

Recent Sales of Unregistered Securities

         The following table reflects sales by the Company of unregistered securities during the fiscal year ended December 31, 1998. Except as otherwise disclosed, the issuances by the Company of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemptions contemplated in Section 4(2), Rule 144A, Regulation S and Section 3(a)(9) thereof, or Regulation D thereunder, for transactions not involving a public offering. The consideration paid to the Company in respect of each issuance was cash, unless otherwise indicated.


                                Number of
                                Shares or
                                Principal
Description/Date                 Amount        Consideration       Underwriters and Other Purchasers
----------------              -------------    --------------  ----------------------------------------
Common Stock

January 15, 1998                     23,684  $  150,000          Lee and Pam Brandsma (cashless exercise of warrant)
January 15, 1998                      3,158      20,000          John Garrity (cashless exercise of warrant)
February 17, 1998                    15,604     100,000          Laurence Groot (cashless exercise of warrant)
March 13, 1998                       31,858     200,000          Ben Ipema (cashless exercise of warrant)
March 23, 1998                       77,602     749,805          Kathleen M. Marhronic (cashless exercise of warrant)
                                                                 Thomas Van Weelden, Chairman of the Board of Directors,
April 17, 1998                       10,000      50,000          President and CEO (exercise of expiring warrant)
                                                                 RAV Envira Consulting, Inc. (commission paid in
April 17, 1998                        3,130      68,467          connection with an acquisition)

1998 Notes

December 23, 1998              $225,000,000  $ 219,944,250(1)    Five Year Senior Notes(2)  due 2004
December 23, 1998               600,000,000    587,400,000(1)    Seven Year Senior Notes(2) due 2006
December 23, 1998               875,000,000    855,102,500(1)    Ten Year Senior Notes(2) due 2009


(1)  The Five Year  Senior  Notes and Ten Year  Senior  Notes  were  issued at a discounted  price to  investors of 99.853% and  99.826%,  respectively.  In addition, the Company paid underwriting discounts and commissions of 2.1%.
(2)  The 1998 Senior Notes (as defined herein) were  subsequently  exchanged for registered senior notes on January 27,
     1999.

Item 6.  Selected Financial Data

         The selected financial data presented below as of December 31, 1994 and 1995 and for the year ended December 31, 1994 are derived from the Company's Consolidated Financial Statements, which have not been restated for business combinations accounted for as poolings-of-interests consummated subsequent to 1997 and were audited by Arthur Andersen, LLP, independent public accountants. The selected financial data presented below as of December 31, 1996, 1997 and 1998 and for the four years ended December 31, 1998 are derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP and have been restated to give effect to transactions accounted for using the pooling-of-interests method for business combinations. See Note 2 to the Company's Consolidated Financial Statements. These selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated
Financial Statements and the notes thereto, included elsewhere herein. The Company has not paid dividends on its Common Stock, does not anticipate paying any dividends on its Common Stock in the foreseeable future, and is prohibited under the terms of the Company's long-term indebtedness from paying such
dividends.   All  amounts  are  in  thousands   except  per  share  amounts  and
percentages.

                                                 1994         1995          1996          1997           1998
                                                 ----         ----          ----          ----           ----
Statement of Operations Data:

Revenues ................................... $   200,184    $  580,784   $   619,548   $  1,340,661  $   1,575,612
Cost of
operations .................................     128,271       366,980       386,001        777,289        892,273
Selling, general and
  administrative expenses...................      39,077        97,031       102,416        177,396        155,835
Depreciation and
  amortization expense......................      19,829        55,414        67,823        158,238        179,965
Acquisition related and
  unusual costs(1)..........................       2,100         1,531        96,508          3,934        247,902
Asset impairments(2)........................         --             --           --             --          69,714
                                             -----------   -----------   -----------   ------------  -------------
Operating income (loss).....................      10,907        59,828      (33,200)        223,804         29,923
Interest income.............................     (1,107)         (735)       (2,479)        (1,765)        (4,030)

Interest expense............................      13,958        20,443        21,347        108,045         88,431
                                             -----------   -----------   -----------   ------------  -------------
Income (loss) before income taxes ..........     (1,944)        40,120      (52,068)        117,524       (54,478)
Income tax expense (benefit) ...............       (663)        10,904           354         40,277         43,773
                                             -----------   -----------   -----------   ------------  -------------
Income (loss) before extraordinary
  item .....................................     (1,281)        29,216      (52,422)         77,247       (98,251)
Extraordinary   loss,   net  of  income  tax
benefit(3)..................................     (3,029)         (908)      (13,887)       (53,205)      (124,801)
                                             -----------   -----------   -----------   ------------  -------------
Net income (loss) ..........................     (4,310)        28,308      (66,309)         24,042      (223,052)
Preferred                                        (3,773)       (4,070)       (1,073)          (381)             --
dividends.........................
Conversion fee on equity
  securities converted(4)...................         --        (2,151)            --             --             --
                                             -----------   -----------   -----------   ------------  -------------
Net income (loss) available
  to common shareholders.................... $   (8,083)   $    22,087   $  (67,382)   $     23,661  $   (223,052)
                                             ===========   ===========   ===========   ============  =============
Basic EPS:
  Income (loss) before
    extraordinary loss...................... $    (0.18)   $      0.21   $    (0.40)   $     0.47    $      (0.54)
  Extraordinary loss........................      (0.11)        (0.01)        (0.11)        (0.33)          (0.68)
                                             -----------   -----------   -----------   ------------  -------------
  Income (loss)............................. $    (0.29)   $      0.20   $    (0.51)   $     0.14    $      (1.22)
                                             ===========   ===========   ===========   ============  =============
Weighted average common shares..............      27,907       112,162       132,967       164,888        182,796
                                             ===========   ===========   ===========   ============  ============





                                                                      Year Ended December 31,
                                               ----------------------------------------------------------------------
                                                 1994          1995          1996          1997          1998
                                                 ----          ----          ----          ----          ----
Diluted EPS:

Income (loss) before
    extraordinary loss...................... $   (0.15)    $     0.20    $   (0.40)    $     0.44    $   (0.54)

Extraordinary loss..........................     (0.09)        (0.01)        (0.11)        (0.30)        (0.68)
                                             ----------    ----------    ----------    ----------    ----------
Income (loss)............................... $   (0.24)    $    0.19     $  (0.51)     $     0.14    $   (1.22)
                                             ==========    ==========    ==========    ==========    ==========
Weighted average common and
  common equivalent shares..................     33,828       115,903       132,967       172,958       182,796
                                             ==========    ==========    ==========    ==========    ==========


Balance Sheet Data:

                                                                             December 31,
                                              ----------------------------------------------------------------------------
                                                   1994            1995           1996            1997            1998
                                                   ----            ----           ----            ----            ----
Cash and cash equivalents .................. $      6,269    $      5,385   $     70,015    $     33,320    $     39,742
Working capital (deficit) ..................     (10,087)        (43,101)         26,410        (75,054)          45,031
Property and equipment, net ................      222,386         316,837        932,110       1,583,133       1,776,025
Costs in excess of net assets acquired .....       78,633          89,431        888,648       1,082,750       1,327,470
Total assets ...............................      379,324         480,841      2,662,200       3,073,820       3,752,592
Total long-term debt,
  net of current portion ...................      177,126         196,428      1,283,327       1,492,360       2,118,927
Stockholders' equity .......................       93,174         139,571        385,218         962,465         930,074
Long-term debt to
   Total capitalization ....................          66%             58%            77%             61%             69%
-----------------------

(1) During 1998 the Company recorded acquisition related and unusual charges in the amount of $247.9 million. These charges primarily relate to acquisitions accounted for as poolings-of-interests and management's changes in strategic plans and restructuring resulting from the acquisitions. The charges consist of transaction or deal costs, employee severance and transition costs, changes in estimates relating to environmental or legal matters, restructuring costs related to the consolidation or relocation of operations, costs for the abandonment or sale of revenue producing assets, and provisions for losses on contractual obligations.

(2) During the fourth quarter of 1998, the Company recognized asset impairment charges aggregating $69.7 million. These charges related to assets held for future use and assets to be disposed of in the first and second quarters of 1999. An impairment charge of $45.9 million, with no associated tax benefit, was recorded relating to goodwill of a waste transportation business recorded by a company recently acquired by Allied. Additionally, an impairment charge of $23.8 million was recorded for the write-down to net realizable value less cost of disposal of assets to be sold relating to non-core or non-integrated operating districts.

(3) The extraordinary losses in 1994, 1995, 1996, 1997 and 1998 were incurred as a result of premiums paid for the early extinguishment of debt and the write-off of related deferred debt issue costs.

(4) A non-cash conversion fee of $2.2 million was incurred in the fourth quarter 1995 as a result of an inducement offered by the Company to holders of certain convertible preferred stock and convertible subordinated notes to exercise their conversion option to receive Allied common stock. The inducement fee consisted of payment of dividends or interest from the conversion date through the first call or redemption date of each convertible security. Approximately 7.8 million shares of common stock were issued for conversion and approximately 285,000 shares were issued for the conversion fee.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto, included elsewhere herein.

Introduction

         The Company has experienced significant growth, a substantial portion of which has resulted from the acquisition of solid waste businesses. Since January 1, 1993, the Company has completed 170 acquisitions. In 1998, the Company acquired 54 businesses and subsequent to 1998 it has acquired 17 businesses. See Note 2 to the Company's Consolidated Financial Statements. The Company's Consolidated Financial Statements have been restated to reflect the acquisition of companies accounted for using the pooling-of-interests method for business combinations. The majority of the acquisitions were accounted for under the purchase method for business combinations and, accordingly, the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable.

         On December 30, 1996, the Company completed the acquisition of substantially all of the non-hazardous solid waste management business conducted by Laidlaw in the United States and Canada (the "Laidlaw Acquisition"), for total consideration of approximately $1.5 billion comprised of $1.2 billion cash, 14.6 million shares of Common Stock, a warrant to acquire 20.4 million shares of Common Stock (the "Warrant"), and two junior subordinated debentures with an aggregate face amount of $318 million (the "Allied Debentures"). The cash consideration was financed from the proceeds of its $1.275 billion senior credit facility (the "Bank Agreement") and the sale of $525 million of 10.25% senior subordinated notes due 2006 (the "1996 Notes").

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

         In June 1998, Allied acquired the Rabanco Companies in a transaction accounted for using the pooling-of-interests method for business combinations. The Rabanco Companies provide solid waste collection, recycling, transportation and disposal services in the Pacific Northwest and generates annual revenue of approximately $160 million, excluding the effects of the internalization of waste volumes.

         In August 1998, Allied acquired Illinois Recycling Services and its affiliates in a transaction accounted for using the pooling-of-interests method for business combinations. Illinois Recycling Services provides solid waste collection, recycling and transportation services primarily in the Chicago metro area and northern Indiana and generates annual revenue of approximately $80 million, excluding the effects of the internalization of waste volumes.

         In October 1998, Allied acquired American Disposal Services, Inc. in a transaction accounted for using the pooling-of-interests method for business combinations. ADSI is a vertically integrated solid waste management company providing collection, transfer, recycling and disposal services to approximately 485,000 customers in 12 states, primarily in the Midwest and Northeast United States and generates annual revenue of approximately $240 million, excluding the effects of the internalization of waste volumes.

         On November 12, 1998, Allied announced the signing of a letter of intent with BFI involving the purchase and sale of certain waste services assets. The transactions include customer contracts, equipment and facilities and represent approximately $120 million in annual revenues to each party. The transactions are expected to close in the second quarter of 1999.

         In December 1998, the Company completed a private offering of an aggregate of $1.7 billion of senior notes consisting of $225 million 7 3/8% senior notes due 2004 (the "Five Year Senior Notes"), $600 million 7 5/8% senior notes due 2006 (the "Seven Year Senior Notes") and $875 million 7 7/8% senior notes due 2009 (the "Ten Year Senior Notes", and together with the Five Year Senior Notes and the Seven Year Senior Notes, the "1998 Senior Notes"). The Company used the net proceeds from the 1998 Senior Notes to fund the purchase of the 1996 Notes and the Senior Discount Notes pursuant to tender offers the Company commenced in November 1998, to repay borrowings outstanding under the Senior Credit Facility (as defined herein) and certain capital lease obligations, and for general corporate purposes.

         In March 1999, Allied and BFI announced that they entered into a definitive merger agreement under which Allied will acquire BFI for $45 in cash per BFI common share, as well as assume approximately $1.8 billion in debt, in a transaction valued at approximately $9.1 billion. Allied has bank commitments to finance the acquisition consisting of $7 billion senior secured debt and $2.5 billion senior unsecured debt at interest rates ranging from Libor plus 2.50% to Libor plus 3.50%, and a commitment from Apollo Management IV, L.P., Blackstone Capital Partners III Merchant Banking Fund L.P. and other investors to purchase $1 billion of 6.5% convertible preferred stock. The transaction is structured as a merger of BFI with a subsidiary of Allied and is subject to the approval of BFI stockholders and other customary conditions.

General
         Revenues. The Company's revenues are attributable primarily to fees charged to customers for waste collection, transfer, recycling and disposal services. The Company's collection services are generally provided under direct agreements with its customers or pursuant to contracts with municipalities. Commercial and municipal contract terms, where used, generally range from 1 to 5 years and commonly have automatic renewal options. The Company's landfill operations include both Company-owned landfills and those operated for municipalities for a fee. The Company is fully integrated in each geographic region in which it is located as it provides collection, transfer and disposal services. The tables below show for the periods indicated the percentage of the Company's total reported revenues attributable to services provided and to geographic region. The data below have been restated to give effect to acquisitions that were accounted for using the pooling-of-interests method for business combinations.
                                              Year Ended December 31,
                                   ------------------------------------------
                                        1996           1997            1998
                                        ----           ----            ----
  Collection.............              58.2%           57.2%          55.7%
  Transfer...............               5.9             6.7            7.1
  Landfill (1)...........              25.9            26.4           29.9
  Other..................              10.0             9.7            7.3
                                   ----------      ----------     ----------
    Total revenues.......             100.0%          100.0%         100.0%
                                   ==========      ==========     ==========






                                              Year Ended December 31,
                                   ---------------------------------------------
                                        1996           1997          1998
                                        ----           ----          ----
  Great Lakes...........               31.7%          27.6%          33.0%
  Midwest...............                8.8           12.8           12.0
  Northeast.............               12.2           19.6           14.3
  Southeast.............               14.2            8.9            9.7
  Southwest.............                1.9           10.1            9.5
  West .................               31.2           21.0           21.5
                                      -------       ---------      -------
    Total revenues......              100.0%         100.0%         100.0%
                                      =======       =========      ========

(1) The portion of collection revenues attributable to disposal charges for waste collected by the Company and disposed at the Company's landfills have been excluded from collection revenues and included in landfill revenues.

         The Company's strategy is to develop vertically integrated operations to ensure internalization of the waste it collects and thus realize higher margins from its operations. By disposing of waste at Company-owned and/or operated landfills, the Company retains the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 68% of Company-collected waste is disposed of at Company-owned and/or operated landfills as measured by disposal volumes in 1998. In addition, transfer stations are an integral part of the disposal process. The Company locates its transfer stations in areas where its landfills are outside of the population centers in which it collects waste. Such waste is transferred to long-haul trailers and economically transported to its landfills.

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

         Selling, general and administrative expenses include management, clerical and administrative compensation and overhead, sales costs, community relations expenses and provisions for estimated uncollectible accounts receivable and potentially unrealizable market development costs.

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

         Certain direct landfill development costs, such as engineering, construction and permitting costs, are capitalized and amortized based on consumed airspace. The Company believes that the costs associated with engineering, owning and operating landfills will increase in the future as a result of federal, state and local regulation and a growing community awareness of the landfill permitting process. Although there can be no assurance, the Company believes that it will be able to implement price increases sufficient to offset these increased expenses. All indirect landfill development costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred.

         Accrued closure and post-closure costs represent an estimate of the present value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills currently owned and/or operated by the Company. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by the Company for which it is responsible for closure and post-closure. The present value of estimated future costs are accrued based on accepted tonnage as landfill airspace is consumed. Discounting of future costs is applied where the Company believes that both the amounts and timing of related payments are reliably determinable. The Company periodically updates its estimates of future closure and post-closure costs. The impact of changes which are determined to be changes in estimates are accounted for on a prospective basis.

         The net present value of the closure and post-closure commitment is calculated assuming inflation of 2.0% and a risk-free capital rate of 6.5%.
Discounted amounts previously recorded are accreted to reflect the effects of the passage of time. The Company's current estimate of total future payments, for closure and post-closure is $1.2 billion, adjusted for inflation, while the present value of such estimate is $396.5 million. At December 31, 1997 and 1998, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $144.6 million and $154.5 million, respectively. The accruals reflect relatively young landfills with estimated remaining lives, based on current waste flows, that range from 1 to over 75 years, and an estimated average remaining life of greater than 30 years.

         Year 2000 Systems Modifications. Certain computer program software has been written using two digits rather than four digits to define the applicable year. If left uncorrected, a system failure or miscalculations causing disruptions of operations could result. The Company is implementing a formal plan which will require programming modifications to ensure the Company's systems will operate properly in the year 2000 ("Year 2000"). This plan includes four phases consisting of awareness, assessment and renovation, validation and implementation. In management's opinion, the scope of Year 2000 systems modifications will not be extensive and the costs associated with addressing them are not expected to exceed $300,000.

         Awareness. All Year 2000 projects with respect to internal systems are approved by senior management and evaluated and reviewed by the Board of Directors as deemed necessary if they are expected to result in material cost.

         Assessment and Renovation. The assessment and renovation phase of the plan includes both information technology-related systems and non-information technology areas.

                  Information technology-related systems. To date, the Company has assessed all information technology-related systems, which includes hardware, applications software, operating systems and databases. The Company's core business systems, including general ledger, accounts payable, fixed assets, customer billing and operations support, function properly with respect to dates in the year 2000.

                  Non-Information technology areas. The Company's assessment of Year 2000 issues will include non-information technology areas such as equipment and communications systems. Non-information technology systems will be assessed during the second quarter of 1999 and, if necessary, a plan for modification will be reviewed for approval by senior management. In addition, the Company is working with outside vendors to determine if their information systems will function in the year 2000. The Company will monitor this through periodic questionnaires and discussions with suppliers.

         Validation. The Company successfully validated the modifications made to the customer billing and operations support systems during February of 1999. Validation included testing and verifying the performance, functionality, and integration of the system after Year 2000 modifications were made.

     Implementation.   Implementation   of  the  Company's  plan  includes  both
information technology-related systems and non-information technology areas.

                  Information technology-related systems. The Company has begun implementing modifications to its information systems. To date, one of the Company's six regions has been converted to the modified applications. The Company intends to complete the implementation of all modified information systems, vendor supplied Local Area Network ("LAN") applications, and LAN operating-systems patches by the end of the second quarter of 1999.

                  Non-Information  technology areas. The Company plans to modify
necessary   non-information   technology   equipment   and  systems,   establish
contingency plans, and update existing disaster recovery plans throughout 1999.

         Upon completion of its Year 2000 plan, the Company expects to be Year 2000 compliant and expects to have no material exposure with respect to information technology-related systems. With respect to non-information technology areas, it is uncertain what risks are associated with the Year 2000 issue and any risks that may be identified could have a material and adverse effect on the Company's business, financial condition, results of operations and cash flows. Further, there can be no assurances that the information systems of customers and vendors on which the Company relies will be Year 2000 compliant in a timely manner and will not have a material and adverse effect on the Company's business, financial condition, results of operations and cash flow.

         Segment Reporting. Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 superseded FASB Statement 14, Financial Reporting for Segments of a Business Enterprise. Statement 131
establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. See Note 13 in the Company's notes to Consolidated Financial Statements.

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

                                                                         Year Ended December 31,
                                                 -------------------------------------------------------------------------
                                                                                 1997                    1998 Compared
                                                                               Compared                     to 1997
                                                                                to 1996                     % Change
                                                                               % change                    in Amounts
                                                     1996         1997        in Amounts        1998
                                                     ----         ----        ----------        ----
Statement of Operations Data:
Revenues ...................................         100.0%        100.0%        116.4%        100.0%         17.5%
Cost of operations .........................          62.3          58.0         101.4          56.6          14.8
Selling, general and administrative
expenses....................................          16.5          13.2          73.2            9.9        (12.2)
Depreciation and amortization expense ......          10.9          11.8         133.3           11.4         13.8
Acquisition related and unusual costs.......          15.6           0.3         (96.0)          15.7      6,256.4
Asset impairments...........................            --            --          --              4.4        100.0
                                                 ---------     ---------                     --------
Operating income (loss) ....................          (5.3)         16.7         774.1            2.0        (86.6)
Interest expense, net ......................           3.0           7.9         462.4            5.4        (20.6)
Income tax expense, (benefit)  .............           0.1           3.0       9,975.0            2.8          8.7
Extraordinary loss, net of income
tax benefit ................................           2.2           4.0         282.8            7.9        134.6
                                                 ---------     ---------                     --------
  Net income (loss) ........................         (10.6)%         1.8%        136.2%        (14.1)%   (1,029.6)%
                                                 ==========    =========                     ========

Years Ended December 31, 1998 and 1997

         Revenues. Revenues in 1998 were $1,575.6 million compared to $1,340.7 million in 1997, an increase of 17.5%. The increase in revenues attributable to existing operations ("Internal Growth") was 8% with approximately 5% attributable to net volume increases and approximately 3% attributable to price increases. The additional revenue growth is attributable to companies acquired net of revenues sold, subsequent to the same period in the prior year.

         Cost of Operations. Cost of operations in 1998 was $892.3 million compared to $777.3 million in 1997, an increase of 14.8%. This increase in cost of operations was primarily attributable to the increase in revenues described above. As a percentage of revenues, cost of operations decreased to 56.6% in 1998 from 58.0% in 1997. The 1997 operating margin decreased from the previously reported margin due to the restatements for companies acquired subsequent to December 31, 1997 and accounted for using the pooling-of-interests method for business combinations. The 1998 operating margin was favorably impacted by an increase in internalization of third-party disposal volumes to 68% in 1998 from approximately 53% in 1997, as restated, increased volumes at the landfills, and other cost savings from the integration of acquisitions.

         Selling, General and Administrative Expenses. SG&A expense in 1998 was $155.8 million compared to $177.4 million in 1997, a decrease of 12.2%. As a percentage of revenues, SG&A decreased to 9.9% in 1998 compared to 13.2% in 1997. The 1997 SG&A expense increased from the previously reported amount due to the restatements for companies acquired subsequent to December 31, 1997 and accounted for using the pooling-of-interests method for business combinations. The 1998 SG&A expense decreased due to a reduction in certain sales and administrative functions and related facilities completed at the beginning of the second quarter of 1998 in accordance with the Company's continuing acquisition integration plan. Additionally, the decrease in SG&A as a percentage of revenues is due to the continued increase in revenues while reducing overhead costs.

         Depreciation and Amortization Expense. Depreciation and amortization in 1998 was $180.0 million compared to $158.2 million in 1997, an increase of 13.8%. In addition to the depreciation and amortization of acquired companies, the increase in depreciation and amortization expense was due to a 7.6% increase in internalized landfill tonnage, a 22.6% increase in costs in excess of net assets acquired and an 11.1% increase in capital expenditures. As a percentage of revenues, depreciation and amortization did not change significantly.

         Acquisition Related and Unusual Costs. During 1998 the Company recorded acquisition related and unusual charges in the amount of $247.9 million. These charges primarily relate to acquisitions accounted for as poolings-of-interests and consist of transaction and deal costs, employee severance and transition costs, environmental related matters, litigation liabilities, regulatory compliance matters, restructuring and abandonment costs and loss contract provisions. The Company does not anticipate that future costs to be incurred in connection with 1998 acquisitions will be significant as restructuring and transition activities have been substantially implemented as of December 31, 1998. The acquisition related and unusual charges consist of the following:

         Direct transaction and deal costs of $51.2 million including investment banker, attorney, accountant, environmental assessment and other third party fees. Approximately $11.7 million is accrued at December 31, 1998 and is expected to be paid in 1999.

         Employee severance and transition costs of $73.6 million consist of $39.3 million in termination payments made to employees of acquired companies based on change of control provisions in preexisting contracts and $34.3 million of costs associated with severance payments under exit or integration plans implemented in connection with acquisitions made during 1998. The exit and integration plans call for the termination of a total of approximately 800 employees who have or are currently performing managerial, sales, administrative support, maintenance and repair, or hauling and landfill operations duties. All employees were identified and notified of their severance or transition benefits at the time management approved the plan, which occurred at or around the time of the acquisitions. At December 31, 1998, the majority of employees identified have been terminated and approximately $10.1 million is accrued for benefits remaining to be paid in 1999.

         Environmental related matters, litigation liabilities and regulatory compliance matters assumed in acquisitions totaled $73.4 million. Subsequent to consummating business combinations accounted for as pooling-of-interests, the Company made certain changes in accounting estimates due to events and new information becoming available for environmental liabilities of approximately $41.1 million, litigation liabilities of approximately $20.8 million and regulatory compliance liabilities of approximately $11.5 million. Additional environmental liabilities were accrued based on comprehensive assessments performed by third party and in-house engineers of the operating sites owned or used by the acquired companies at the time of acquisition and represent the most probable outcome of these contingent matters. The change in estimate relating to litigation and regulatory compliance liabilities was accrued based on legal due diligence performed by in-house and outside legal counsel of acquired companies at the time of acquisition and the determination of the reasonably probable loss incurred. At December 31, 1998, approximately $41.1 million is accrued for environmental matters, which is expected to be disbursed in future periods, and $15.8 million is accrued for legal and regulatory compliance liabilities to be paid in 1999.

         Restructuring and abandonment costs were $42.1 million. Costs to consolidate or relocate redundant operations and to transition to common information systems were $23.1 million. Abandonment costs and losses on the disposal of duplicate revenue producing assets relating to specifically identified transfer stations and recycling facilities were $8.8 million. Additionally, $10.2 million of costs were incurred for the disposition of redundant non-revenue producing assets, including acquired companies' corporate and administrative offices. Approximately $7.6 million of relocation and transition costs remain accrued at December 31, 1998 and are expected to be paid in 1999.

         Loss contract provisions were $7.6 million for losses associated with collection contracts and other contractual obligations assumed in acquisitions. Approximately $5 million remains accrued at December 31, 1998 and is expected to be resolved in 1999.

         Asset Impairments. - During the fourth quarter of 1998, the Company recognized non-cash asset impairment charges aggregating $69.7 million. These charges related to assets held for future use and assets to be disposed of in the first and second quarters of 1999.

         An impairment charge of $45.9 million, with no associated tax benefit, was recorded relating to goodwill of a waste transportation business recorded by a company recently acquired by Allied. In the fourth quarter of 1998, the Company lost certain hauling agreements at an operating district in its Great Lakes region which resulted in a loss of revenues for the district. Upon identifying this event, the Company evaluated possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, to the net book value of assets. This comparison indicated that undiscounted cash flows were insufficient to recover assets and further analysis was performed in order to determine the amount of the impairment. In accordance with Statement of Financial Accounting Standard 121 (SFAS 121), Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be disposed of, the Company recorded an impairment loss equal to the amount by which the carrying amount of the assets exceeded their fair market value. Fair market value was determined based on the present value of estimated expected future cash flows over 38 years using a discount rate commensurate with the risks involved, which was 12% approximating the Company's weighted average cost of capital.

         Additionally, an impairment charge of $23.8 million was recorded for the write-down to net realizable value less cost of disposal of assets to be sold relating to non-core or non-integrated operating districts. The ability to successfully implement the Company's integration strategy is a key consideration in determining whether the Company will continue in a specific market or exit a market. In October 1998, the Company formalized plans to dispose of certain operating districts considered non-core or non-integrated assets. The Company has entered into agreements to sell these assets and in accordance with SFAS 121 recorded an impairment loss to reduce the carrying value of the assets to net realizable value including an accrual for the cost of disposal. The sales are expected to be consummated in the first and second quarters of 1999. The results of operations before depreciation and amortization of these operating districts included in consolidated operating income was approximately $4.4 million. At December 31, 1998, the net assets subject to sale totaled $143.8 million and have been classified as assets held for sale in current assets in the December 31, 1998 Consolidated Balance Sheet.

         Net Interest Expense. Net interest expense was $84.4 million in 1998 compared to $106.3 million in 1997, a decrease of 20.6%. The decrease in net interest expense was due to an increase in capitalized interest, to $67.5 million in 1998 compared to $37.6 million in 1997. The increase in capitalized interest is a result of the acquisition of 21 landfills during 1998 primarily financed with the common stock of the Company instead of cash. Therefore, the Company had a significant increase in assets under development without a corresponding increase in interest bearing debt. Additionally, net interest expense was impacted by an overall reduction in the average interest rate partially offset by a net increase in outstanding debt.

         Income Taxes. Income taxes reflect a (80.3)% effective income tax rate in 1998 and 34.3% in 1997. The increase is primarily caused by the income tax accounting effects of asset write-downs and applying the pooling-of-interests method of accounting for business combinations (including the initial recording of deferred income taxes and non-deductible transaction costs, partially offset by the absence of income taxes on S-Corporation pre-combination earnings). This resulted in a one-time income tax provision of $61.1 million. Without considering the effect of pooled companies and asset write-downs, the 1998 effective tax rate is 40.5%, which deviates from the federal statutory rate of 35%, due to the effects of differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences.

         Extraordinary Loss, Net. In December 1998, the Company replaced its 1996 Notes and Senior Discount Notes with $1.7 billion in senior notes and recognized a charge of approximately $201.2 million ($121.7 million net of income tax benefit) related to premiums paid for the early payment of the 1996 Notes and the Senior Discount Notes and the write-off of previously deferred debt issuance costs. In June 1998, the Company replaced its credit facility and recognized an extraordinary charge of approximately $5.1 million ($3.1 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.

         In May 1997, the Company repurchased from the Laidlaw Group two junior subordinated debentures with an aggregate face amount of $318 million and the Warrant, used as partial consideration for the Laidlaw Acquisition, for an aggregate purchase price of $230 million in cash. An extraordinary charge to earnings related to the Repurchase of approximately $65.7 million ($39.4 million net of income tax benefit) was recorded. In addition, the Company replaced its $1.275 billion Bank Agreement with the $900 million senior credit facility (the "1997 Credit Agreement") in June 1997 and recognized an extraordinary charge of approximately $21.6 million ($13.0 million net of income tax benefit).

         In September 1997, the Company sold 18.6 million shares of common stock with net proceeds of approximately $327.4 million (the "Equity Offering"). In September, the Company used $203 million of the net proceeds to retire a portion of the term loan facility of the 1997 Credit Agreement and $71 million to repay the entire amount outstanding on the revolving credit facility. As a result of the early repayment of debt outstanding under the term loan facility, the Company recognized an extraordinary charge in the third quarter of 1997 of approximately $1.3 million ($0.8 million net of income tax benefit) for the write-off of previously deferred debt issuance costs.

Years Ended December 31, 1997 and 1996

         Revenues. Revenues in 1997 were $1,340.7 million compared to $619.5 million in 1996, an increase of 116.4%. Revenues of approximately $560.4 million for 1997 were generated from companies acquired subsequent to the end of the same period in the prior year, while increases in revenue attributable to existing operations amounted to $160.8 million. If the Laidlaw Acquisition, net of the Canadian Sale, is included as of January 1, 1996, Internal Growth would have approximated 15% with 11% attributable to net volume increases and 4% attributable to price increases.

         Cost of Operations. Cost of operations in 1997 was $777.3 million compared to $386 million in 1996, an increase of 101.4%. This increase in cost of operations was primarily attributable to the increase in revenues described above. As a percentage of revenues, cost of operations decreased to 58.0% in 1997 from 62.3% in 1996. The improvement in gross margin is due primarily to the integration of the assets acquired from Laidlaw during 1996 and increased landfill volume.

         Selling, General and Administrative Expenses. SG&A expenses increased to $177.4 million in 1997 compared to $102.4 million in 1996, an increase of 73.2%. The increase in SG&A expense resulted from expenses associated with acquired companies and expenses incurred in connection with the Company's increase in personnel and other expenses related to the growth of the Company. In addition, SG&A expenses include a charge of approximately $3.4 million related to future post employment executive compensation and a credit of approximately $3.0 million related to a favorable settlement of certain litigation. As a percentage of revenues, SG&A decreased to 13.2% in 1997 from 16.5% in 1996. The decrease in SG&A as a percentage of revenues is primarily due to the substantial increase in the revenues of the Company resulting principally from the Laidlaw Acquisition, while SG&A expenses have not increased proportionately.

         Depreciation and Amortization Expense. Depreciation and amortization in 1997 was $158.2 million compared to $67.8 million in 1996, an increase of 133.3%. The increase in depreciation and amortization expense is due to additional goodwill and capital expenditures. Fixed assets have increased from $830.2 million in 1996, excluding the Laidlaw Acquisition on December 30, 1996, to $1.9 billion in 1997 and goodwill has increased to $1.1 billion at December 31, 1997 from $148.6 million at December 31, 1996, excluding the Laidlaw Acquisition on December 30, 1996. As a percentage of revenues, depreciation and amortization increased to 11.8% in 1997 from 10.9% in 1996. This is primarily the result of an increase in amortization of goodwill as a percentage of revenues to 2.0% in 1997 from 0.7% in 1996 related to increased goodwill recorded in connection with the Laidlaw Acquisition.

         Acquisition Related and Unusual Costs. Acquisition related and unusual costs in 1997 were $3.9 million compared to $96.5 million in 1996, a decrease of 96.0%. During 1996 in connection with the Laidlaw Acquisition, the Company incurred approximately $84.6 million in charges, which include $51.5 million of environmental related matters, $18.4 million of asset impairments and abandonments, and $14.7 million of acquisition liabilities, of which $2.0 million relates to litigation matters, $5.4 million relates to relocation and transition costs and bonuses, $3.8 million relates to taxes, claims and assessments and other integration costs, and $3.5 million relates to acquired accounts receivable considered uncollectible.

         In December 1996 the Company recorded $5.7 million in unusual costs including $2.0 million in connection with the ongoing investigation and remediation of the Company's Norfolk landfill and $3.7 million of other non-recurring valuation adjustments.

         Acquisition related costs in 1997 were $5.0 million. In the fourth quarter of 1997, the Company recorded approximately $1.1 million of unusual costs, comprised of a $5.6 million gain on sale of assets to USA Waste, net of a charge of approximately $4.5 million in connection with the abandonment of certain collection and transfer operations.
         Net Interest Expense. Net interest expense was $106.3 million in 1997 compared to $18.9 million in 1996, an increase of 462.4%. The increase in interest expense is due to the increase in debt from $422.7 million at December 31, 1996, excluding the Laidlaw Acquisition on December 30, 1996, compared to $1.6 billion at December 31, 1997. This increase in debt outstanding is primarily the result of debt incurred in connection with the Laidlaw Acquisition net of the application of the net proceeds received in connection with the Canadian Sale. Additionally, in connection with the construction and development of the Company's landfills, Allied capitalized approximately $37.6 million of interest in 1997 compared to $13.5 million in 1996. The increase is primarily due to the increase in the base of assets under development which qualify for capitalized interest (primarily landfill assets) as a result of the Laidlaw Acquisition in late 1996 and other acquisitions made during 1997.

         Income Taxes. Income taxes reflect a 34.3% effective income tax rate for 1997 which deviates from the federal statutory rate of 35% due primarily to the income tax accounting effects of applying the pooling-of-interests method of accounting for business combinations. Other items impacting the Company's effective tax rate for both 1997 and 1996 include the differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences. See Note 10 to the Consolidated Financial Statements.

         Extraordinary Loss. In May 1997, the Company repurchased from the Laidlaw Group two junior subordinated debentures with an aggregate face amount of $318 million and the Warrant, used as partial consideration for the Laidlaw Acquisition, for an aggregate purchase price of $230 million in cash. An extraordinary charge to earnings related to the Repurchase of approximately $65.7 million ($39.4 million net of income tax benefit) was recorded. In addition, the Company replaced its $1.275 billion Bank Agreement with the 1997 Credit Agreement in June 1997 and recognized an extraordinary charge of approximately $21.6 million ($13.0 million net of income tax benefit).

         In September 1997, the Company sold 18.6 million shares of common stock with net proceeds of approximately $327.4 million (the "Equity Offering"). In September, the Company used $203 million of the net proceeds to retire a portion of the term loan facility of the 1997 Credit Agreement and $71 million to repay the entire amount outstanding on the revolving credit facility. As a result of the early repayment of debt outstanding under the term loan facility, the Company recognized an extraordinary charge in the third quarter of 1997 of approximately $1.3 million ($0.8 million net of income tax benefit) for the write-off of previously deferred debt issuance costs.

         On July 31, 1996, Allied completed a tender offer (the "Tender Offer") for substantially all of its $100 million 12% senior notes due 2004 at the redemption price of $1,157.50 per $1,000 note. An extraordinary charge related to the Tender Offer of approximately $18.4 million ($11.0 million net of income tax benefit), was charged to earnings in the third quarter of 1996. In connection with the Laidlaw Acquisition, the Company refinanced its $300 million senior revolving credit facility and recognized an extraordinary charge of approximately $4.0 million ($2.4 million net of income tax benefit) that was charged to earnings in the fourth quarter of 1996.

         In May 1996, the Company recognized an extraordinary charge of approximately $0.8 million ($476,000 net of income tax benefit) representing unamortized deferred debt issuance costs related to refinanced obligations.

Liquidity and Capital Resources

         Historically, the Company has satisfied its acquisition, capital expenditure and working capital needs primarily through bank financing and public offerings and private placements of debt and equity securities. Between December 1996 and December 1998, the Company has completed debt financings in excess of $3.5 billion.

         Due to the acquisition driven and the capital intensive nature of the Company's business strategy, the Company has used, and believes that it is reasonably possible that it will continue using amounts in excess of the cash generated from operations to fund acquisitions and capital expenditures, including landfill development. In connection with acquisitions, the Company has assumed or incurred indebtedness with relatively short-term repayment schedules, thereby increasing its current and medium-term liabilities. Additionally, some operating equipment has been acquired using financing leases which have short and medium-term maturities. Additionally, the Company uses excess cash generated from operations to pay down amounts owed on its revolver which is classified as long-term debt. As a result, the Company has periodically had low levels of working capital or working capital deficits.

         During the years ended December 31, 1996, 1997 and 1998, the Company's cash flows from operating, investing and financing activities were as follows (in millions):

                                                                                Year Ended December 31,
                                                                   --------------------------------------------------
                                                                        1996             1997             1998
                                                                        ----             ----             ----
Operating Activities:
Net income (loss) ............................................     $      (66.3)     $      24.0     $     (223.1)
Extraordinary loss on early extinguishments of debt ..........             13.6            (13.9)           (54.2)
Non-cash acquisition related and unusual costs ...............             96.5               --             38.8
Asset impairments.............................................               --               --             69.7
Non-cash operating expenses(1)................................             81.7            183.4            241.8
Loss (gain) on sale of assets ................................              1.8            (7.2)             (3.5)
Increase in operating assets and liabilities, net ............            (55.8)          (58.8)             99.9
                                                                   ------------     ------------     ------------
   Cash provided by (used for) operating activities ..........             71.5           127.5             169.4
                                                                   ------------     ------------     ------------
Investing Activities:
Cost of acquisitions, net of cash acquired ...................        (1,380.3)          (498.7)          (313.0)
Capital expenditures .........................................           (87.4)          (225.6)          (369.2)
Proceeds from sale of assets .................................             0.9            530.1             12.1
Other ........................................................            (0.4)            (7.9)            (8.2)
                                                                   ------------     ------------     ------------
  Cash used for investing activities .........................        (1,467.2)          (202.1)          (678.3)
                                                                   ------------     ------------     ------------
Financing Activities:
Net proceeds from sale and
   redemption of preferred stock and common stock ............            48.1            329.0             11.3
Net proceeds from long-term debt .............................         1,881.3          1,336.8          2,725.3
Payments of long-term debt ...................................          (487.9)        (1,791.8)        (2,265.7)
Other ........................................................            (0.6)           163.9             44.4
                                                                   ------------     ------------     ------------
  Cash provided by financing activities ......................         1,440.9             37.9            515.3
                                                                   ------------     ------------     ------------
Increase (decrease) in cash...................................     $      45.2     $      (36.7)     $       6.4
                                                                   ============     ============     ============
------------------

(1) Consists principally of provisions for depreciation and amortization, allowance for doubtful accounts, potentially unrealizable acquisition costs and deferred income taxes.

         As of December 31, 1998, the Company had cash and cash equivalents of $39.7 million. The Company's capital expenditure and working capital requirements have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to pursue its business strategy. During 1998, the Company acquired solid waste operations representing approximately $741.9 million in annual revenues ($727.8 million net of intercompany eliminations), and sold operations representing approximately $7.0 million in annual revenue. Net consideration of approximately $2.3 billion comprised of cash, notes and Common Stock, was paid in these transactions. Subsequent to December 31, 1998, the Company acquired 17 operating solid waste businesses with annual revenues of approximately $70.6 million for consideration of approximately $143.7 million. For the calendar year 1999, the Company expects to spend approximately $315 million for capital expenditures, closure and post-closure, and remediation expenditures relating to its landfill operations. As the Company continues to acquire waste operations in 1999, additional capital amounts will be required during 1999 for the acquisition of businesses and the capital expenditure requirements related to those acquired businesses.

         On December 31, 1998, the Company's debt structure consisted primarily of $1.7 billion of the 1998 Senior Notes and $300 million outstanding under the Term Loan Facility (as defined herein). As of December 31, 1998 there is aggregate availability under the Revolving Credit Facility of approximately $720.7 million to be used for working capital, letters of credit, acquisitions and other general corporate purposes. In October 1997, the Company amended the Credit Agreement to expand to $1.1 billion from $900 million by increasing the revolving credit facility from $400 million to $600 million and by adding a $200 million delayed draw term facility (the "Delayed Draw Term Facility"), after giving effect to the repayment of $203 million of the Term Loan Facility on September 30, 1997. The Revolving Credit Facility includes a $250 million sublimit for the issuance of letters of credit (increased from $175 million at September 30, 1997). The indentures relating to the 1998 Senior Notes and the Credit Agreement contain financial and operating covenants and restrictions on the ability of the Company to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. A substantial portion of the Company's available cash will be required to be applied to service indebtedness. Currently, on an annualized basis, this is expected to include approximately $204.5 million in annual principal and interest payments.

         The Company is also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to its landfill operations and collection contracts. These financial assurance requirements are satisfied by the Company issuing performance bonds, letters of credit, insurance policies or trust deposits to secure the Company's obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At December 31, 1998, the Company had outstanding approximately $428.6 million in financial assurance instruments, represented by $277.6 million of performance bonds, $134.4 million of insurance policies and $16.6 million of trust deposits. During calendar year 1999, the Company expects to be required to provide approximately $408 million in financial assurance obligations relating to its landfill operations and collection contracts. The Company expects that financial assurance obligations will increase in the future as it acquires and expands its landfill activities and that a greater percentage of the financial assurance instruments will be comprised of performance bonds and insurance policies.

         The Company has lease facilities (the "Lease Facilities") that allow it to enter into equipment leases at rates ranging from similar term treasury note rates plus 1.55% for terms of 36 to 84 months. In addition to equipment leases outstanding at December 31, 1997 and 1998 of $71.0 million and $36.6 million, respectively, the Company had available lease commitments of $32.4 million and $55.0 million, respectively. The Company has entered into master equipment lease facilities relating to the financing of the acquisition of trucks and containers.

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

         The Company's ability to meet future capital expenditure and working capital requirements, to make scheduled payments of principal, to pay interest, or to refinance its indebtedness, and to fund capital amounts required for the acquisition of businesses and the expansion of existing businesses depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with available borrowing under the Credit Agreement, the Lease Facilities and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, letters-of-credit, capital expenditures, scheduled payments of principal and interest on debt incurred under the Credit Agreement, interest on the 1998 Senior Notes, and capital amounts required for acquisitions and expansion. However, the principal payment at maturity on the 1998 Senior Notes may require refinancing. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future financings will be available in an amount sufficient to enable the Company to service its indebtedness or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms if at all. Additionally, depending on the timing, amount and structure of any future acquisitions and the availability of funds under the Credit Agreement, the Company may need to raise additional capital to fund the acquisition and integration of additional solid waste businesses. The Company may raise such funds through additional bank financings or public or private offerings of its debt and equity securities. There can be no assurance that the Company will be able to secure such funding, if necessary, on favorable terms, if at all. If the Company is not successful in securing such funding, the Company's ability to pursue its business strategy may be impaired and results of operations for future periods may be negatively affected.

Significant Financing Events

         In December 1996, Allied Waste North America ("Allied NA") issued the 1996 Notes. Net proceeds from the sale of the 1996 Notes, after the underwriting discount and other expenses, were approximately $509 million. The net proceeds were used to pay a portion of the cash purchase price of the Laidlaw Acquisition, repay amounts outstanding under the Company's previous $300 million revolving credit facility, fund certain acquisitions and for general corporate purposes.

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

         In June 1997, the Company repaid its senior credit facility and entered into the 1997 Credit Agreement. The 1997 Credit Agreement provides a six and one-half year senior secured $500 million term loan facility and a six and one-half year senior secured $400 million revolving credit facility.

         On September 30, 1997, the Company repaid $203 million outstanding under the Term Loan Facility and $71 million outstanding under the Revolving Credit Facility of the 1997 Credit Agreement. In connection with this repayment, the Company amended the 1997 Credit Agreement in October 1997, providing for a six and one-half year senior secured $297 million funded term loan facility, a senior secured $200 million delayed draw term loan facility to finance certain acquisitions prior to March 31, 1998, and a senior secured $600 million revolving credit facility due December 2003.

         In June 1998, the Company repaid $486.8 million outstanding under the 1997 Credit Agreement and entered into a new credit agreement (the "Credit Agreement"). The Credit Agreement provides a $800 million five year senior secured revolving credit facility (the "Revolving Credit Facility") and a $300 million five year senior secured term loan facility (the "Term Loan Facility" and together with the Revolving Credit Facility, the "Senior Credit Facility"). The Term Loan Facility is a funded, amortizing senior secured term loan with annual principal payments increasing from $75 million in 2001, to $105 million in 2002, and to $120 million in 2003. Principal under the Revolving Credit Facility is due upon maturity.

         In addition to the scheduled principal payments above, the Company is also required to make mandatory prepayments on the Senior Credit Facility equal 75% or 50% of the net proceeds from certain debt issues and up to 75% or 50% of the net proceeds from the sale of assets if the Company's Leverage Ratio, as defined in the Credit Agreement exceeds 4.5 to 1.0 or 4.0 to 1.0, respectively. Mandatory prepayments shall be applied first to the outstanding revolving credit advances and Term Loans pro rata based on outstandings, until no revolving credit advances are outstanding, and then to repay outstanding Term Loans.

         Borrowings under the Credit Agreement may be used for acquisitions, the issuance of letters of credit, working capital and other general corporate purposes. Of the $800 million available under the Revolving Credit Facility, no more than $250 million may be used to support the issuance of letters of credit.

         The Senior Credit Facility bears interest, at the Company's option, at the lesser of (a) a Base Rate, or (b) a Eurodollar Rate, both terms defined in the Credit Agreement, plus, in either case, an agreed upon applicable margin. The applicable margin will be adjusted from time to time pursuant to a pricing grid based upon the Company's Total Debt to EBITDA ratio, as defined in the Credit Agreement, and varies between zero percent and 0.50% for Base Rate loans, and 0.75% and 1.75% for Eurodollar loans.

         The Senior Credit Facility is guaranteed by substantially all of the Company's present and future subsidiaries. In addition, the Senior Credit Facility is secured by substantially all the personal property and a pledge of the stock of substantially all the Company's present and future subsidiaries.

         The Credit Agreement contains certain financial covenants including, but not limited to, a Total Debt to EBITDA ratio, a Fixed Charge Coverage ratio, and an Interest Expense Coverage ratio, all terms as defined in the Credit Agreement. In addition, the Credit Agreement also limits the Company's ability to make acquisitions, purchase fixed assets above certain amounts, pay dividends, incur additional indebtedness and liens, make optional prepayments on certain subordinated indebtedness, make investments, loans or advances, enter into certain transactions with affiliates or enter into a merger, consolidation or sale of all or a substantial portion of the Company's assets. The Company is in compliance with all applicable covenants at December 31, 1998.

         In December 1998, Allied NA issued an aggregate of $1.7 billion of senior notes consisting of $225 million 7 3/8% senior notes due 2004 (the "Five Year Senior Notes"), $600 million 7 5/8% senior notes due 2006 (the "Seven Year Senior Notes"), and $875 million 7 7/8% senior notes due 2009 (the "Ten Year Senior Notes" and collectively the "1998 Senior Notes") in a Rule 144A offering which was subsequently registered for public trading with the Securities and Exchange Commission (the "SEC") in January, 1999. The Company used the net proceeds from the 1998 Senior Notes to fund the purchase of the 1996 Notes and the Senior Discount Notes pursuant to tender offers the Company commenced in November 1998 and completed in December 1998, to repay borrowings outstanding under the Senior Credit Facility and certain capital lease obligations, and for general corporate purposes. The Five Year Senior Notes and the Seven Year Senior Notes will not be subject to any redemption at the option of the Company prior to the final maturity of such notes. The Five Year Senior Notes and Seven Year Senior Notes will be redeemable, at the option of the Company, in whole or in part, at any time, in cash, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to maturity at a semi-annual basis at the treasury yield plus 50 basis points, plus in each case accrued but unpaid interest to but excluding the date of redemption. The Ten Year Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after January 1, 2004 in cash at the redemption price plus accrued and unpaid interest to but excluding the date of redemption. Prior to January 1, 2004, the Ten Year Senior Notes will be redeemable, at the option of the Company, in whole or in part, at any time, in cash, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to maturity on a semi-annual basis at the treasury yield plus 50 basis points, plus accrued but unpaid interest to but excluding the date of redemption. In addition, at any time prior to January 1, 2002, the Company may on any one or more occasions redeem up to 33 1/3% of the aggregate principal amount of Ten Year Senior Notes originally issued at a redemption price equal to 107.9% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of one or more public offerings; provided that the notice of redemption with respect to any such redemption is mailed within 30 days following the closing of the corresponding public offering. The 1998 Senior Notes are guaranteed by the Company and substantially all of Allied NA's current and future subsidiaries, the guarantees of which are expressly subordinated to the guarantees of Allied NA's Credit Agreement.

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

         Economic Conditions. The Company's business is affected by general economic conditions. The Forward Looking Statements assume that the Company will be able to achieve internal volume and price growth which is not impacted by an economic downturn. As revenue of the Company continues to grow it is likely that the rates of internal growth will reflect growth rates which are less than those experienced in 1998. There can be no assurance that an economic downturn will not result in a reduction in the volume of waste being disposed of at the Company's operations and/or the price that the Company can charge for its services.

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

         Year 2000 Systems Modifications. The Company expects to be Year 2000 compliant in a timely manner and expects to have no material exposure with respect to information technology-related systems. With respect to non-information technology areas, it is uncertain what risks are associated with the Year 2000 issue and any risks that may be identified could have a material, adverse effect on the Company's business, financial condition, results of operations and cash flows. There can be no assurances that the systems of customers and vendors on which the Company relies will be converted in a timely manner and will not have an adverse effect on the Company's systems or operations. The Forward-Looking Statements assume that there will be no material adverse effect on the Company's systems or operations related to the Year 2000 issue.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         The Company is subject to interest rate risk on its long-term debt. Although no exposure exists with respect to the Company's fixed rate long-term corporate debt instruments, the Company runs the risk of interest rate fluctuations with respect to its Libor variable rate Senior Credit Facility at December 31, 1998. To modify the risk from these interest rate fluctuations, the Company enters into hedging transactions that have been authorized pursuant to the Company's policies and procedures. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. The following table sets forth, as of December 31, 1998, the Company's long-term debt obligations, principal cash flows by scheduled maturity, average interest rates and estimated fair market value (amounts in thousands, except interest rates):

                                           Senior Credit      Average
                                             Facility      Interest Rate
                                             --------      -------------
       1999...........................    $         --         6.0%
       2000...........................              --         6.0%
       2001...........................         75,000          6.0%
       2002...........................        105,000          6.0%
       2003...........................        120,000          6.0%
       Thereafter.....................             --           --
                                            ---------
       Total..........................    $   300,000          6.0%
                                          ===========
       Estimated Fair Value
       at December 31, 1998...........    $   300,000
                                          ===========

         The Company has effectively converted its long-term debt, which requires payment at variable rates of interest, to fixed rate obligations through interest rate swap transactions. These transactions require the Company to pay fixed rates of interest on notional amounts of principal to counter-parties. The counter-parties, in turn, pay to the Company variable rates of interest on the same notional amounts of principal. As a result of these transactions, the Company's earnings and cash flows would be impacted should short-term market interest rates increase. Increases or decreases in short-term market rates would not impact earnings and cash flow as all variable rate debt has been swapped for fixed rates. In addition, decreases in long-term market interest rates would have the effect of increasing the fair value of the Company's long-term debt and other long-term, fixed rate obligations. The following interest rate table shows the interest rate swaps that were in effect and their fair value as of December 31, 1998:


     Notional                                                                                                 Fair
    Principal                           Interest                 Underlying                  Interest     Market Value
  (in thousands)         Maturity         Paid                   Obligations                 Received    (in thousands)
------------------- ------------------- ---------- ---------------------------------------- ------------ ----------------


   $  50,000        April 1999           5.12%      Credit Agreement Term Loan Facility         Libor     $     6.0
      50,000        October 1999         6.02       Credit Agreement Term Loan Facility         Libor         497.4
      50,000        November 1999        5.90       Credit Agreement Term Loan Facility         Libor         442.9
      50,000        November 1999        5.91       Credit Agreement Term Loan Facility         Libor         439.5
      50,000        March 2000           6.06       Credit Agreement Term Loan Facility         Libor         618.5
      50,000        September 2000       6.08       Credit Agreement Term Loan Facility         Libor         894.3


Market Price Risk

         The Company has risk exposure associated with the market price on the 1998 Senior Notes. The 1998 Senior Notes are recorded at book value, which could vary from current market prices. At December 31, 1998, the 1998 Senior Notes had a value of $1.717 billion based on quoted average market prices.

Item 8.  Financial Statements and Supplementary Data

         Report of Independent Public Accountants.

         Consolidated Balance Sheets - December 31, 1997 and 1998.

         Consolidated Statements of Operations for the Three Years Ended
          December 31, 1998.

         Consolidated  Statements  of  Stockholders'  Equity for the Three Years
          Ended December 31, 1998.

         Consolidated  Statements  of Cash  Flows  for  the  Three  Years  Ended
          December 31, 1998.

         Notes to Consolidated Financial Statements.

                    Report of Independent Public Accountants




To Allied Waste Industries, Inc.:



We have audited the accompanying consolidated balance sheets of Allied Waste Industries, Inc., (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Waste Industries, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II listed in Item 14 of Part IV herein is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                           ARTHUR ANDERSEN LLP


Phoenix, Arizona,
 March 3, 1999.


                                              ALLIED WASTE INDUSTRIES, INC.
                                               CONSOLIDATED BALANCE SHEETS
                                                     (in thousands)


                                                                                   1997                1998
                                                                                   ----                ----
ASSETS
Current Assets --
   Cash and cash equivalents......................................              $      33,320    $        39,742
   Accounts receivable, net of allowance of $9,348
     and $13,907..................................................                    202,687            225,087
   Prepaid and other current assets ..............................                     49,626             47,184
   Deferred income taxes, net ....................................                      7,652             44,141
   Assets held for sale ..........................................                         --            143,750
                                                                                -------------    ---------------
         Total current assets ....................................                    293,285            499,904
Property and equipment, net ......................................                  1,583,133          1,776,025
Costs in excess of net assets acquired, net ......................                  1,082,750          1,327,470
Other assets, net.................................................                    114,652            149,193
                                                                                -------------    ---------------
         Total assets ............................................              $  3,073,820     $   3,752,592
                                                                                =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
   Current portion of long-term debt .............................              $      68,996    $      21,516
   Accounts payable...............................................                     98,881          106,082
   Accrued closure, post-closure and environmental costs..........                     36,802           41,938
   Other accrued liabilities .....................................                    119,307          236,826
   Unearned revenue...............................................                    44,353            48,511
                                                                                -------------    -------------
          Total current liabilities ..............................                    368,339          454,873
Long-term debt, less current portion .............................                  1,492,360        2,118,927
Deferred income taxes ............................................                     20,400               --
Accrued closure, post-closure and environmental costs ............                    171,591          205,982
Other long-term obligations ......................................                     58,665           42,736
Commitments and contingencies
Stockholders' Equity --
   Common stock ..................................................                      1,814            1,845
   Additional paid-in capital ....................................                    999,277        1,208,906
   Retained deficit...............................................                   (38,626)        (280,677)
                                                                                -------------    -------------
          Total stockholders' equity .............................                    962,465          930,074
                                                                                -------------    -------------
          Total liabilities and stockholders' equity .............              $   3,073,820    $   3,752,592
                                                                                =============    =============

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.



                                              ALLIED WASTE INDUSTRIES, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands except for per share amounts)



                                                                      Year Ended December 31,
                                                            ---------------------------------------------
                                                               1996            1997             1998
                                                               ----            ----             ----
Revenues ............................................     $    619,548    $  1,340,661    $   1,575,612
Cost of operations ..................................          386,001         777,289          892,273
Selling, general and administrative expenses ........          102,416         177,396          155,835
Depreciation and amortization .......................           67,823         158,238          179,965
Acquisition related and unusual costs ...............           96,508           3,934          247,902
Asset impairments....................................               --              --           69,714
                                                          ------------    ------------    -------------
   Operating income (loss) ..........................         (33,200)         223,804           29,923
Interest income .....................................          (2,479)         (1,765)          (4,030)
Interest expense.....................................           21,347         108,045           88,431
                                                          ------------    ------------    -------------
   Income (loss) before income taxes.................         (52,068)         117,524         (54,478)
Income tax expense...................................              354          40,277           43,773
                                                          ------------    ------------    -------------
   Income (loss) before extraordinary loss ..........         (52,422)          77,247         (98,251)
Extraordinary loss due to early extinguishments
 of debt, net of income tax benefit .................         (13,887)        (53,205)        (124,801)
                                                          ------------    ------------    -------------
   Net income (loss) ................................         (66,309)          24,042        (223,052)
Dividends on preferred stock.........................          (1,073)           (381)               --
                                                          ------------    ------------    -------------
   Net income (loss) available
   to common shareholders ...........................     $   (67,382)    $     23,661    $   (223,052)
                                                          ============    ============    =============

Basic EPS:
   Net income (loss) before extraordinary loss ......     $     (0.40)    $      0.47     $      (0.54)
   Extraordinary loss ...............................           (0.11)          (0.33)           (0.68)
                                                          ------------    ------------    -------------
   Net income (loss) ................................     $     (0.51)    $      0.14     $      (1.22)
                                                          ============    ============    =============
Weighted average common shares outstanding ..........          132,967         164,888          182,796
                                                          ============    ============    =============

Diluted EPS:
   Net income (loss) before extraordinary loss.......     $     (0.40)    $      0.44     $      (0.54)
   Extraordinary loss ...............................           (0.11)          (0.30)           (0.68)
                                                          ------------    ------------    -------------
   Net income (loss) ................................     $     (0.51)    $      0.14     $      (1.22)
                                                          ============    ============    =============
Weighted average common and common
   equivalent shares outstanding ....................          132,967         172,958          182,796
                                                          ============    ============    =============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                              ALLIED WASTE INDUSTRIES, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     (in thousands)



                                                                                      Additional       Retained         Total
                                                         Preferred      Common         Paid-In         Earnings       Stock-holders'
                                                           Stock         Stock         Capital        (Deficit)         Equity
                                                       ----------        -------       ---------      ---------        --------
Balance December 31, 1995..........................    $        2        $ 1,227       $ 196,094      $  21,127       $ 218,450
Common stock issued, net...........................            --            242         162,535             --         162,777
Warrants issued ...................................            --             --          49,000             --          49,000
Stock options and warrants
    exercised .....................................            --             10           2,336             --           2,346
9% Cumulative Convertible preferred
    stock and convertible notes converted .........           (1)             21           5,465             --           5,485
Dividends declared on
    preferred stock ...............................            --             --         (1,073)             --         (1,073)
Equity transactions of pooled
    companies .....................................            --              1          24,703       (10,162)          14,542
Net loss ..........................................            --             --              --       (66,309)         (66,309)
                                                       -----------       --------        -------    -----------         ---------


Balance December 31, 1996..........................             1          1,501         439,060       (55,344)         385,218
Common stock issued, net...........................            --            221         357,798             --         358,019
Warrants repurchased ..............................            --             --         (49,000)            --         (49,000)
Stock grant amortization ..........................            --             --             381             --             381
Stock options and warrants exercised...............            --             13           4,195             --           4,208
9% Cumulative Convertible preferred stock
    and convertible notes converted ...............           (1)             17           2,174             --           2,190
Dividends declared on preferred stock .............            --             --           (381)             --           (381)
Equity transactions of pooled
    companies .....................................            --             62         245,050        (7,324)         237,788
Net income.........................................            --             --              --        24,042           24,042
                                                       -----------       ----------     ---------      --------         ---------


Balance December 31, 1997..........................            --          1,814         999,277       (38,626)         962,465
Common stock issued, net...........................            --             13          26,474             --          26,487
Stock grant amortization ..........................            --             --           1,251             --           1,251
Stock options and warrants exercised...............            --             18          23,547             --          23,565
Equity transactions of pooled
    companies .....................................            --             --         158,357        (18,999)         139,358
Net loss ..........................................            --             --              --       (223,052)        (223,052)
                                                        -----------   ------------   -----------    -----------        ---------

Balance December 31, 1998..........................      $   --        $  1,845      $ 1,208,906      $(280,677)       $ 930,074
                                                         ========     ==========     ===========     ===========       =========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                          ALLIED WASTE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                                              Year Ended December 31,
                                                                                  ------------------------------------------------
                                                                                 1996              1997             1998
                                                                                 ----              ----             ----
Operating activities --
  Net income (loss) .......................................................    $  (66,309)       $     24,042     $(223,052)
  Adjustments to reconcile net income (loss) to cash
       provided by operating activities--
  Extraordinary loss due to early extinguishments of debt,
        net of income tax benefit..........................................         13,570           (13,921)       (54,202)
  Provisions for:
     Depreciation and amortization ........................................         67,823            158,238        179,965
     Non-cash acquisition related and unusual costs .......................         96,508                 --         38,758
     Asset impairments.....................................................             --                 --         69,714
     Doubtful accounts.....................................................          2,871              4,228          8,086
     Accretion of senior discount notes ...................................             --             22,764         29,149
     Deferred income tax provision (benefit)...............................         11,018            (1,794)         24,637
     Loss (gain) on sale of assets ........................................          1,769            (7,250)        (3,521)
  Change in operating assets and liabilities, excluding the
        effects of purchase acquisitions --
     Accounts receivable, prepaid expenses, inventories and other..........       (34,173)          (127,974)       (54,609)
     Accounts payable, accrued liabilities, unearned income and other .....       (26,520)             70,803        159,861
     Closure and post-closure provision....................................          6,660             12,920         17,607
     Closure, post-closure and environmental expenditures .................        (1,681)           (14,590)       (23,000)
                                                                               -----------       ------------     ----------
Cash provided by operating activities .....................................         71,536            127,466        169,393
                                                                               -----------       ------------     ----------

Investing activities --
  Cost of acquisitions, net of cash acquired ..............................    (1,380,299)          (498,706)      (312,986)
  Capital expenditures. ...................................................       (74,051)          (188,005)      (301,742)
  Capitalized interest ....................................................       (13,451)           (37,568)       (67,499)
  Proceeds from sale of assets.............................................            940            530,120         12,070
  Change in deferred acquisition costs and notes receivable ...............          (352)            (7,926)        (8,184)
                                                                               -----------       ------------     ----------
Cash used for investing activities ........................................    (1,467,213)          (202,085)      (678,341)
                                                                               -----------       ------------     ----------

Financing activities --
  Net proceeds from sale of common stock, and exercise of
     stock options and warrants  ..........................................         48,119            329,019         11,324
  Proceeds from long-term debt,
     net of issuance costs. ...............................................      1,881,300          1,336,780      2,725,262
  Repayments of long-term debt.............................................      (487,868)        (1,791,799)     (2,265,741)
  Repurchase of warrant ...................................................             --           (49,000)             --
  Other long-term obligations .............................................       (13,555)             12,886          2,745
  Dividends paid...........................................................        (1,634)              (525)             --
  Equity transactions of pooled companies..................................         14,542            200,563         41,780
                                                                               -----------       ------------     ----------
Cash provided by financing activities .....................................      1,440,904             37,924        515,370
                                                                               -----------       ------------     ----------
Increase (decrease) in cash and cash equivalents...........................         45,227           (36,695)          6,422

Cash and cash equivalents, beginning of period ............................         24,788             70,015         33,320
                                                                               -----------       ------------     ----------
Cash and cash equivalents, end of period ..................................    $    70,015       $     33,320     $   39,742
                                                                               ===========       ============     ==========

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

         Allied Waste Industries, Inc., a Delaware corporation, ("Allied" or the "Company") is the third largest, non-hazardous solid waste management company in the United States, as measured by revenues. Allied provides non-hazardous waste collection, transfer, recycling and disposal services in 28 states located primarily in the Great Lakes, Midwest, Northeast, Southeast, Southwest and West regions of the United States.

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

   Cash and cash equivalents --

         Cash equivalents are investments with original maturities of less than ninety days and are stated at quoted market prices. Cash and cash equivalents includes approximately $21.2 million and $32.7 million of book overdrafts at December 31, 1997 and 1998, respectively.

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

   Property and equipment --

         Property and equipment are recorded at cost, which includes interest to finance the acquisition and construction of major capital additions during the development phase, primarily landfills and transfer stations, until they are completed and ready for their intended use. Depreciation is provided on the straight-line method over the estimated useful lives of buildings (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (3-8 years). Statement of Financial Accounting Standard 121 (SFAS 121), Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of, requires that long-lived assets, such as property and equipment, and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         The cost of landfill airspace, including original acquisition cost and incurred and projected landfill construction costs, is amortized over the capacity of the landfill based on tonnage as landfill airspace is consumed. Management periodically reviews the realizability of its investment in operating landfills. Should events and circumstances indicate that any of the Company's landfills be reviewed for possible impairment, such review for recoverability will be made in accordance with Emerging Issues Task Force Discussion Issue ("EITF") 95-23. The EITF outlines how cash flows for environmental exit costs should be determined and measured.

         Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs which do not improve assets or extend their useful lives are charged to expense as incurred. For the three years ended December 31, 1998, maintenance and repair expenses charged to cost of operations were $33.1 million, $80.9 million and $99.8 million, respectively. When property is retired, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

   Costs in excess of net assets acquired --

         Cost in excess of net assets acquired (or "goodwill") is the cost in excess of fair value of identifiable assets in purchase business combinations and is amortized on a straight-line basis over 40 years. The Company allocates cost in excess of net assets acquired, when appropriate, to the districts operating the assets based on a percentage of acquired assets' operating income to the total acquired operating income. In accordance with SFAS 121, the Company continually reviews for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of costs in excess of net assets acquired may warrant revision or that the balance may not be recoverable. The Company evaluates possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, and the net book value of assets including costs in excess of net assets acquired. If undiscounted cash flows are insufficient to recover assets, further analysis is performed in order to determine the amount of the impairment. The Company records an impairment loss equal to the amount by which the carrying amount of the assets exceeds their fair market value. Fair market value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. In instances where goodwill is identified with assets that are subject to an impairment loss, the carrying amount of the identified goodwill is reduced before making any reduction of the carrying amounts of impaired long-lived assets. See Note 1 - Asset Impairments for a discussion of current year asset impairments recorded. Goodwill amortization of $5.2 million, $26.6 million and $30.7 million is included in depreciation and amortization for the three years in the period ended December 31, 1998, respectively. Accumulated goodwill amortization was $43.9 million and $74.6 million at December 31, 1997 and 1998, respectively.

     Other assets --

         Other assets include notes receivable, landfill closure deposits, deferred charges and miscellaneous non-current assets. Deferred charges include costs incurred to acquire businesses and to obtain debt financing. Upon consummation of an acquisition, deferred costs relating to acquired businesses accounted for as purchases are allocated to goodwill or landfill airspace while costs relating to acquired businesses accounted for as poolings-of-interests are expensed. Direct costs related to acquisitions under evaluation are capitalized and reviewed for realization on a periodic basis. These costs are expensed when management determines that the capitalized costs provide no future benefit. Upon funding of debt offerings, deferred costs are capitalized as debt issuance costs and amortized using the interest method over the life of the related debt. Miscellaneous assets include consulting and non-competition agreements which are amortized in accordance with the terms of the respective agreements and contracts, generally not exceeding 5 years.

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



   Accrued closure and post-closure costs --

         Accrued closure and post-closure costs represent an estimate of the current value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills currently owned and/or operated by the Company. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by the Company for which it is responsible for closure and post-closure. The impact of changes determined to be changes in estimates, based on the annual update, are accounted for on a prospective basis. The present value of estimated future costs are accrued based on accepted tonnage as landfill airspace is consumed. Discounting of future costs is applied where the Company believes that both the amounts and timing of related payments are reliably determinable.

   Environmental costs --

         Allied accrues for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded when their receipts are deemed probable. Environmental liabilities and apportionment of responsibility among potentially responsible parties are accounted for in accordance with the guidance provided by the Statement of Position 96-1 ("SOP 96-1") "Environmental Remediation Liabilities".

   Other long-term obligations --

         Other long-term obligations include non-competition agreements with former owners of acquired companies and deferred royalty obligations. Guaranteed minimum royalty obligations are recorded upon acquisition of the related asset whereas royalty obligations dependent upon future waste accepted at landfills are expensed as earned.

   Revenue --

         Advance billings are recorded as unearned revenue, and revenue is recognized when services are provided.

   Acquisition related and unusual costs --

         During 1998, the Company recorded acquisition related and unusual charges in the amount of $247.9 million. These charges primarily relate to acquisitions accounted for as poolings-of-interests and consist of transaction and deal costs, employee severance and transition costs, environmental related matters, litigation liabilities, regulatory compliance matters, restructuring and abandonment costs and loss contract provisions. The Company does not anticipate that future costs to be incurred in connection with 1998 acquisitions will be significant as restructuring and transition activities have been substantially implemented as of December 31, 1998. The acquisition related and unusual charges consist of the following:

         Direct transaction and deal costs of $51.2 million including investment banker, attorney, accountant, environmental assessment and other third party fees. Approximately $11.7 million is accrued at December 31, 1998 and is expected to be paid in 1999.

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         Employee severance and transition costs of $73.6 million consist of $39.3 million in termination payments made to employees of acquired companies based on change of control provisions in preexisting contracts and $34.3 million of costs associated with severance payments under exit or integration plans implemented in connection with acquisitions made during 1998. The exit and integration plans call for the termination of a total of approximately 800 employees who have or are currently performing managerial, sales, administrative support, maintenance and repair, or hauling and landfill operations duties. All employees were identified and notified of their severance or transition benefits at the time management approved the plan, which occurred at or around the time of the acquisitions. At December 31, 1998, the majority of employees identified have been terminated and approximately $10.1 million is accrued for benefits remaining to be paid in 1999.

         Environmental related matters, litigation liabilities and regulatory compliance matters assumed in acquisitions totaled $73.4 million. Subsequent to consummating business combinations accounted for as pooling-of-interests, the Company made certain changes in accounting estimates due to events and new information becoming available for environmental liabilities of approximately $41.1 million, litigation liabilities of approximately $20.8 million and regulatory compliance liabilities of approximately $11.5 million. Additional environmental liabilities were accrued based on comprehensive assessments performed by third party and in-house engineers of the operating sites owned or used by the acquired companies at the time of acquisition and represent the most probable outcome of these contingent matters. The change in estimate relating to litigation and regulatory compliance liabilities was accrued based on legal due diligence performed by in-house and outside legal counsel of acquired companies at the time of acquisition and the determination of the reasonably probable loss incurred. At December 31, 1998, approximately $41.1 million is accrued for environmental matters, which is expected to be disbursed in future periods, and $15.8 million is accrued for legal and regulatory compliance liabilities to be paid in 1999.

         Restructuring and abandonment costs were $42.1 million. Costs to consolidate or relocate redundant operations and to transition to common information systems were $23.1 million. Abandonment costs and losses on the disposal of duplicate revenue producing assets relating to specifically identified transfer stations and recycling facilities were $8.8 million. Additionally, $10.2 million of costs were incurred for the disposition of redundant non-revenue producing assets, including acquired companies' corporate and administrative offices. Approximately $7.6 million of relocation and transition costs remain accrued at December 31, 1998 and are expected to be paid in 1999.

         Loss contract provisions were $7.6 million for losses associated with collection contracts and other contractual obligations assumed in acquisitions. Approximately $5 million remains accrued at December 31, 1998 and is expected to be resolved in 1999.

         Acquisition related and unusual costs in 1996 were $96.5 million. In connection with the 1996 acquisition of substantially all of the non-hazardous solid waste management business conducted by Laidlaw Inc. (the "Laidlaw Acquisition"), the Company incurred approximately $84.6 million in charges primarily associated with the acquisition, which include approximately $51.5 million of environmental related matters for incremental closure and post-closure measures, remediation activities and litigation costs, expected to be disbursed over the next 30 years, $18.4 million of asset impairments and abandonments consisting of $10.8 million related to over 50 noncompetition agreements in several markets where the counterparty no longer poses a significant threat, $4.8 million for discontinued facilities and $2.8 million for market development activities no longer being pursued, and $14.7 million of acquisition liabilities. Any subsequent changes in estimates to unusual costs will be included in the acquisition related and unusual costs caption of the statement of operations in the period in which the change in estimate is made. To date, no significant changes in estimates have been made related to these costs.





Asset Impairments

         During the fourth quarter of 1998, the Company recognized non-cash asset impairment charges aggregating $69.7 million. These charges related to assets held for future use and assets to be disposed of in the first and second quarters of 1999.

         An impairment charge of $45.9 million, with no associated tax benefit, was recorded relating to goodwill of a waste transportation business recorded by a company recently acquired by Allied. In the fourth quarter of 1998, the Company lost certain hauling agreements at an operating district in its Great Lakes region which resulted in a loss of revenues for the district. Upon identifying this event, the Company evaluated possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, to the net book value of assets. This comparison indicated that undiscounted cash flows were insufficient to recover assets and further analysis was performed in order to determine the amount of the impairment. In accordance with SFAS 121, the Company recorded an impairment loss equal to the amount by which the carrying amount of the assets exceeded their fair market value. Fair market value was determined based on the present value of estimated expected future cash flows over 38 years using a discount rate commensurate with the risks involved, which was 12% approximating the Company's weighted average cost of capital.

         Additionally, an impairment charge of $23.8 million was recorded for the write-down to net realizable value less cost of disposal of assets to be sold relating to non-core or non-integrated operating districts. The ability to successfully implement the Company's integration strategy is a key consideration in determining whether the Company will continue in a specific market or exit a market. In October 1998, the Company formalized plans to dispose of certain operating districts considered non-core or non-integrated assets. The Company has entered into agreements to sell these assets and in accordance with SFAS 121 recorded an impairment loss to reduce the carrying value of the assets to net realizable value including an accrual for the cost of disposal. The sales are expected to be consummated in the first and second quarters of 1999. The results of operations before depreciation and amortization of these operating districts included in consolidated operating income was approximately $4.4 million. At December 31, 1998, the net assets subject to sale totaled $143.8 million and have been classified as assets held for sale in current assets in the December 31, 1998 Consolidated Balance Sheet.

   Extraordinary loss --

1998:

       In December 1998, the Company completed tender offers to repurchase all of its 1996 Notes (see Note 5) and all of its Senior Discount Notes (see Note
5). An extraordinary charge of approximately $201.2 million ($121.7 million net of income tax benefit) related to prepayment premiums issued in the tender offers and the write-off of previously deferred debt issuance costs was recognized in the fourth quarter 1998. In addition, in June 1998, the Company replaced its credit facility and recognized an extraordinary charge of approximately $5.1 million ($3.1 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



1997:
         In May 1997, the Company repurchased (the "Repurchase") from Laidlaw Inc. ("Laidlaw") and Laidlaw Transportation, Inc. (collectively, the "Laidlaw Group") for $230 million in cash, the $150 million 7% Junior Subordinated Debenture ($81.6 million book value), the $168.3 million Zero Coupon Debenture ($34.9 million book value, collectively the "Allied Debentures") and the warrant to purchase 20.4 million shares of the Company's common stock, $0.01 par value (the "Common Stock") $49.0 million book value, (the "Warrant"), issued as partial consideration for the Laidlaw Acquisition. An extraordinary charge of approximately $65.7 million ($39.4 million net of income tax benefit) related to the Repurchase was recorded in the second quarter of 1997.

         During June 1997, the Company  replaced its Credit  Agreement (see Note
5) with the Senior Credit Facility (see Note 5) and recognized an extraordinary charge of approximately $21.6 million ($13.0 million net of income tax benefit) related to prepayment premiums and the write-off of previously deferred debt issuance costs.

         In September 1997, the Company sold 18.6 million shares of common stock with net proceeds of approximately $327.4 million (the "Equity Offering"). In October, the Company used $203 million of the net proceeds to retire a portion of the term loan facility of the Credit Agreement (see Note 5), $71 million to repay the entire amount outstanding on the revolving credit facility. As a result of the early repayment of debt outstanding under the term loan facility, the Company recognized an extraordinary charge of approximately $1.3 million ($0.8 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs in the third quarter of 1997.

1996:

         In May 1996, the Company recognized an extraordinary charge of approximately $0.8 million ($476,000 net of income tax benefit) representing unamortized deferred debt issuance costs related to refinanced obligations.

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

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


   Statements of cash flows --

         The supplemental cash flow disclosures and non-cash transactions for the three years ended December 31, 1998 are as follows (in thousands):


                                                                                      Year Ended December 31,
                                                                        ------------------------------------------
                                                                             1996         1997         1998
                                                                             ----         ----         ----
Supplemental Disclosures --
   Interest paid (net of amounts capitalized).....................      $    22,941   $    86,125   $    62,386
   Income taxes paid..............................................            6,727        17,244        33,653

Non-Cash Transactions --
   Common stock, preferred stock or warrants
      issued in acquisitions or as commissions....................      $   164,764   $    73,570   $   124,854
   Capital leases.................................................           19,094        38,693         1,187
   Debt and liabilities incurred or assumed
      in acquisitions.............................................          214,451       207,806        65,409
   Debt converted to common stock ................................            5,485         2,265            --
   Non-cash purchase and sale of operating businesses ............               --       181,434            --

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

   Fair value of financial instruments --

     The  following   disclosure  of  the  estimated  fair  value  of  financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") 107, "Disclosures About Fair Value of Financial Instruments". The Company's financial instruments as defined by SFAS 107 include cash, money market funds, accounts receivable, accounts payable and long-term debt. The estimated fair value amounts have been determined by the Company at December 31, 1998 using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

         The carrying value of cash, money market funds, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments.

   Stock-based compensation plans --

         The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion 25, ("APB 25"). Effective in January 1, 1996, the Company adopted the disclosure option of SFAS 123, "Accounting for Stock-based Compensation." SFAS 123 requires that companies, which do not elect to account for stock-based compensation as prescribed by the statement, disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures with respect to stock compensation and the related assumptions are used to determine the pro forma effects of SFAS 123 (see Note 8).

   Recently issued accounting pronouncements --

         In June 1998, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards 133 - "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, which is to be applied prospectively, is effective for the Company's quarter ending March 31, 2000. The Company is currently evaluating the impact of SFAS 133 on its future results of operations and financial position.

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards 130 Reporting Comprehensive Income. This statement requires the Company to classify items of other comprehensive income, defined to be the change in equity of the Company during the period from transactions and other events and circumstances from non-owner sources, in a separate financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. Adoption of this standard did not have an effect on the Company's financial statements as it has no items of other comprehensive income for any period presented.

         During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5") Reporting on the Costs of
Start-Up Activities. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The new statement is effective for fiscal years beginning after December 15, 1998. The Company intends to adopt this statement effective January 1, 1999. Initial application of SOP 98-5 is required to be reported as the cumulative effect of a change in accounting. The Company believes that its adoption will have no impact on its financial position or results of operations.

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



2.  Business Combinations
         Acquisitions accounted for as purchases are reflected in the results of operations since the date of purchase in Allied's consolidated financial statements. The results of operations for acquisitions accounted for as poolings-of-interests are included in Allied's restated consolidated financial statements for all periods presented. The final determination of the cost, and the allocation thereof, of certain of the Company's acquisitions accounted for as purchases is subject to resolution of certain contingencies. Once such contingencies are achieved, the purchase price is adjusted.

         On December 30, 1996, the Company completed the acquisition of substantially all of the non-hazardous solid waste management business conducted by Laidlaw in the United States and Canada, for total consideration of approximately $1.5 billion comprised of cash, Common Stock, a warrant to acquire Common Stock, and subordinated debentures. The cash consideration was financed from the proceeds of a senior credit facility and the sale of the 1996 Notes (see Note 5).

         The following table summarizes acquisitions for the three years ended December 31, 1998, excluding the Laidlaw Acquisition:

                                                                 1996              1997             1998
                                                                 ----              ----             ----
Number of businesses acquired accounted for as:
Poolings-of-interests ....................................              5                9                19
Purchases ................................................             16               26                35
Total consideration (in millions) ........................    $     126.5      $     730.8     $     2,329.0
Shares of common stock issued (in millions)(1)............            8.9              7.0              79.5

(1)  Includes 0.8 million,  0.4 million and 1.6 million shares of contingently  issuable common stock for the three years ended December 31, 1998, respectively.

         Revenues and net income have been restated for acquisitions accounted for as poolings-of-interests as presented in the following table (in thousands):

                                                         Allied
                                                         Before
                                                        Pooling               1998            Allied, as
                                                      Acquisitions          Poolings           Restated
                                                    ---------------        ----------          ---------


Year ended December 31, 1996
   Revenues...................................... $         291,685   $         327,863    $    619,548
   Net loss......................................           (80,582)             14,273         (66,309)
Year ended December 31, 1997
   Revenues .....................................           875,028             465,633        1,340,661
   Net income....................................               412              23,630           24,042
Year ended December 31, 1998
   Revenues .....................................         1,189,139             386,473        1,575,612
   Net loss .....................................         (261,783)              38,731        (223,052)



                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



    Unaudited pro forma statement of operations data --

         The following table compares, for the year ended December 31, 1997 and 1998, reported consolidated results of operations to unaudited pro forma consolidated data as if all of the companies acquired in 1997 and 1998 accounted for using the purchase method for business combinations were acquired as of January 1, 1997 (in thousands, except per share data):

                                                                  1997                             1998
                                                    ------------------------------   ------------------------------
                                                       Restated        Pro Forma        Reported        Pro Forma
                                                       ----------      ----------       ---------       ---------
Revenues ........................................   $   1,340,661   $   1,439,615    $   1,575,612   $  1,602,815
Net income (loss) before extraordinary item......          77,247          76,626         (98,251)      (103,556)
Net income (loss) before extraordinary item
   to common shareholders........................          76,866          76,245         (98,251)      (103,556)
Net income (loss) before extraordinary item
   per common share - basic......................            0.47            0.46           (0.54)         (0.56)
Net income (loss) before extraordinary item
   per common share - diluted ...................            0.44            0.44           (0.54)         (0.56)

         This data does not purport to be indicative of the results of operations of Allied that might have occurred nor which might occur in the future.

3.  Assets Held for Sale
         The ability to successfully implement the Company's vertical integration business plan is a key consideration in determining whether the Company will continue to operate in a specific market. In the normal course of business, the Company has exited markets in which the execution of the vertical integration business plan was not practicable. In October 1998, the Company formalized plans to dispose of certain operating districts that represented non-core or non-integrated assets. The Company has entered into agreements to sell these assets and in accordance with SFAS 121 recorded an impairment loss to reduce the carrying value of the assets to net realizable value including an accrual for the cost of disposal. The sales are expected to be consummated in the first and second quarters of 1999.

         The results of operations before depreciation and amortization of these operating districts included in consolidated operating income, in accordance with SFAS 121, was approximately $4.4 million. During the period from October 1, 1998 through December 31, 1998, the Company excluded from consolidated statements of operations, in accordance with SFAS 121, depreciation and amortization relating to assets held for sale in the amount of $2.7 million. At December 31, 1998, the net assets subject to sale totaled $143.8 million, which are classified as assets held for sale in current assets on the Consolidated Balance Sheets and are summarized as following (in thousands):

    Accounts receivable, net ...........        $  16,608
    Other current assets................            4,460
    Property and equipment, net ........           55,869
    Costs in excess of net assets
    acquired, net ......................          106,214
    Other long-term assets..............            1,595
    Current liabilities ................          (1,785)
    Long-term liabilities ..............         (39,211)
                                                 --------
    Total net assets....................        $ 143,750
                                                =========


4.   Property and Equipment

     Property and equipment at December 31, 1997 and 1998 was as follows (in thousands):

                                                                        1997               1998
                                                                        ----               ----
Land and improvements .................................          $        129,881    $        168,569
Land held for permitting as landfills(1)...............                    79,253              95,463
Landfills .............................................                   901,026           1,063,598
Buildings and improvement..............................                   150,247             162,989
Vehicles and equipment.................................                   473,827             500,811
Containers and compactors..............................                   198,456             247,173
Furniture and office equipment ........................                    14,171              18,655
                                                                 ----------------    ----------------
                                                                        1,946,861           2,257,258
Accumulated depreciation and amortization .............                 (363,728)           (481,233)
                                                                 ----------------    ----------------
                                                                 $      1,583,133    $      1,776,025
                                                                 ================    ================

         (1) These properties have been approved for use as landfills, and the Company is currently in the process of obtaining the necessary permits.

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


5.  Long-Term Debt

      Long-term debt at December 31, 1997 and 1998 consists of the following (in thousands):

                                                                                 1997                1998
                                                                                 ----                ----

Senior credit facilities, weighted average interest
  at 7.5% and 6.0%, respectively .................................       $        438,000    $        300,000
Senior subordinated notes, interest at 10.25% ....................                525,000                  --
Senior discount notes, interest at 11.3% .........................                254,690                  --
Senior notes, interest at 7.375% .................................                     --             224,669
Senior notes, interest at 7.625%..................................                     --             600,000
Senior notes, interest at 7.875% .................................                     --             873,478
Notes payable to related parties at rates ranging
  from 5.74% to 12%, repaid during 1998...........................                 12,374                  --
Notes payable to banks, finance companies, and
  individuals,  weighted  average interest rate of 8.6% and 6.3%
  at December 31, 1997 and 1998,  respectively  and principal payable through 2014,  secured by vehicles, equipment, real estate,
  accounts receivable or stock of certain subsidiaries............                230,044              87,376
Notes payable to individuals and a commercial
  company, interest at 5%-10%, principal and
  interest payable through 2006, unsecured .......................                 30,247              18,296
Obligations under capital leases of vehicles and
  equipment, weighted average interest at 7.8%
  and 8.1% at December 31, 1997, and 1998,
  respectively, payable monthly ..................................                 71,001              36,624
                                                                         ----------------    ----------------

                                                                                1,561,356           2,140,443
Current portion...................................................                 68,996              21,516
                                                                         ----------------    ----------------
                                                                         $      1,492,360    $      2,118,927
                                                                         ================    ================

     In connection with the Laidlaw Acquisition, Allied NA (as defined herein) issued $525 million of 10.25% Senior Subordinated Notes due 2006 (the "1996 Notes") in a Rule 144A offering which was subsequently registered for public trading with the SEC. The 1996 Notes were repaid in December 1998.

         In May 1997, Allied issued $418 million aggregate face amount of senior discount notes (the "Senior Discount Notes) in a 144A offering which was subsequently registered for public trading with the SEC. The Senior Discount Notes were issued at a discount of principal amount and, were registered for public trading with the SEC in July 1997 and repaid in December 1998.

         In June 1997, the Company entered into a credit agreement (the "1997 Credit Agreement"). The 1997 Credit Agreement provides a six and one-half year senior secured $500 million term loan facility and a six and one-half year senior secured $400 million revolving credit facility.

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         On September 30, 1997, the Company repaid $203 million on the term loan facility and $71 million outstanding on the revolving credit facility of the 1997 Credit Agreement. In connection with this repayment, the Company amended the 1997 Credit Agreement in October 1997, providing for a six and one-half year senior secured $297 million funded term loan facility, a senior secured $200 million delayed draw term loan facility to finance certain acquisitions prior to March 31, 1998, and a senior secured $600 million revolving credit facility due December 2003.

           In June 1998 the Company repaid $486.8 million outstanding under the 1997 Credit Agreement and entered into the Senior Credit Facility (defined herein). The Senior Credit Facility provides a $800 million five year senior secured revolving credit facility (the "Revolving Credit Facility") and a $300 million five year senior secured term loan facility (the "Term Loan Facility" and together with the Revolving Credit Facility, the "Senior Credit Facility"). The Term Loan Facility is a funded, amortizing senior secured term loan with annual principal payments increasing from $75 million in 2001, to $105 million in 2002, and to $120 million in 2003. Principal under the Revolving Credit Facility is due upon maturity.

           Borrowings   under  the  Senior  Credit  Facility  may  be  used  for
acquisitions, the issuance of letters of credit, working capital and other general corporate purposes. Of the $800 million available under the Revolving Credit Facility, no more than $250 million may be used to support the issuance of letters of credit.

           The Senior Credit Facility bears interest, at the Company's option, at the lesser of (a) a Base Rate, or (b) a Eurodollar Rate, both terms defined in the Senior Credit Facility, plus, in either case, an agreed upon applicable margin. The applicable margin will be adjusted from time to time pursuant to a pricing grid based upon the Company's Total Debt to EBITDA ratio, as defined in the Senior Credit Facility, and varies between zero percent and 0.50% for Base Rate loans, and 0.75% and 1.75% for Eurodollar loans.

         In December 1998, Allied Waste North America, Inc. ("Allied NA") issued an aggregate of $1.7 billion of senior notes consisting of $225 million 7 3/8% senior notes due 2004 (the "Five Year Senior Notes"), $600 million 7 5/8% senior notes due 2006 (the "Seven Year Senior Notes") and $875 million 7 7/8% senior notes due 2009 (the "Ten Year Senior Notes" and collectively the "1998 Senior Notes") in a Rule 144A offering which were subsequently registered for public trading with the Securities and Exchange Commission (the "SEC") in January 1999. Interest accrues on the 1998 Senior Notes at a weighted average effective interest rate of 7.74% per annum, payable semi-annually on January 1 and July 1 beginning on July 1, 1999. The Company used the net proceeds from the 1998 Senior Notes to fund the purchase of the 1996 Notes and the Senior Discount
Notes pursuant to tender offers the Company commenced in November 1998 and completed in December 1998, to repay borrowings outstanding under the Senior Credit Facility and certain capital lease obligations, and for general corporate purposes. The 1998 Senior Notes are guaranteed by the Company and substantially all of Allied NA's current and future subsidiaries, the guarantees of which are expressly subordinated to the guarantees of Allied NA's Credit Agreement.

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



   Future maturities of long-term debt --

         Aggregate future maturities of long-term debt outstanding at December 31, 1998 (in thousands):

                Maturity                      1998
                --------                      ----
                  1999             $           21,516
                  2000                         20,093
                  2001                         84,625
                  2002                        117,496
                  2003                        125,306
                 Thereafter                 1,771,407
                                            ----------
                                   $        2,140,443
                                            ==========

         Future payments under capital leases, the principal amounts of which are included above in future maturities of long-term debt, are as follows at December 31, 1998 (in thousands):

                                                                    1998
                                         -----------------------------------------------------------
                 Maturity                  Principal               Interest                 Total
                 --------                  ---------               --------                 -----
                   1999                  $       5,779          $       2,383           $       8,162
                   2000                          4,280                  2,032                   6,312
                   2001                          5,234                  1,806                   7,040
                   2002                          9,023                  2,163                  11,186
                   2003                          2,398                    915                   3,313
                    Thereafter                   9,910                  8,180                  18,090
                                         -------------          -------------           -------------
                                         $      36,624          $      17,479           $      54,103
                                         =============          =============           =============

   Fair value of debt --

         The Company's 1996 Notes had a fair value of $577.5 million and the Senior Discount Notes had a fair value of $292.6 million at December 31, 1997 based upon quoted market prices. The Company's 1998 Senior Notes had a value of $1.717 billion at December 31, 1998 based upon quoted market prices. The Company's management believes the carrying value of all remaining long-term debt approximates fair value.

   Interest rate protection agreements --

         The Company has entered into interest rate protection agreements (the "Agreements"), with reputable national commercial banks and investment banking institutions to reduce its exposure to fluctuations in variable interest rates. A summary of the Agreements outstanding as of December 31, 1998 is as follows (update):

     Notional                                                                                                 Fair
    Principal                           Interest                 Underlying                  Interest     Market Value
  (in thousands)         Maturity         Paid                   Obligations                 Received    (in thousands)
------------------- ------------------- ---------- ---------------------------------------- ------------ ----------------
   $   50,000       April 1999           5.12%      Credit Agreement Term Loan Facility         Libor     $       6.0
       50,000       October 1999         6.02       Credit Agreement Term Loan Facility         Libor           497.4
       50,000       November 1999        5.90       Credit Agreement Term Loan Facility         Libor           442.9
       50,000       November 1999        5.91       Credit Agreement Term Loan Facility         Libor           439.5
       50,000       March 2000           6.06       Credit Agreement Term Loan Facility         Libor           618.5
       50,000       September 2000       6.08       Credit Agreement Term Loan Facility         Libor           894.3


                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         The Agreements effectively change the Company's interest rate paid on its floating rate long-term debt to a weighted average fixed rate of approximately 5.85% plus applicable margins imposed by the terms of the Credit Agreement at December 31, 1998. The fair value of the Agreements as of December 31, 1998 was approximately $2.9 million, which reflects the estimated amounts that the Company would pay to terminate the Agreements based on quoted market prices of comparable contracts as of December 31, 1998.

   Debt covenants --

         The Company's Senior Credit Facility, contains certain financial covenants, including, but not limited to, an EBITDA ratio, a fixed charge coverage ratio and an interest expense coverage ratio. Additionally, these covenants limit among other things, the ability of the Company and of its subsidiaries to incur additional indebtedness and liens, make acquisitions and purchase fixed assets above certain amounts, pay dividends, make optional prepayments on certain subordinated indebtedness, make investments, loans or advances, enter into certain transactions with affiliates or consummate a merger, consolidation or sale of all or substantially all of its assets. At December 31, 1998, Allied was in compliance with all applicable covenants. In connection with the acquisition of Browning-Ferris Industries, Inc. (see Note
16), the Company intends to replace the Senior Credit Facility.

         The 1998 Senior Notes contain certain financial and operating covenants and restrictions which may in certain circumstances limit the ability of the Company to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions.

         Substantially all subsidiaries of the Company are jointly and severally liable for the obligations under the 1998 Senior Notes and the Senior Credit Facility through unconditional guarantees issued by current and future subsidiaries which are all, except in one minor case, wholly-owned by the Company. In addition, the Senior Credit Facility is secured by substantially all the personal property and a pledge of the stock of substantially all of the Company's present and future subsidiaries.

6.    Closure, Post-Closure and Environmental Costs

   Closure and post-closure costs --

         The net present value of the closure and post-closure commitment is calculated assuming inflation of 2.0% and a risk-free capital rate of 6.5%.
Discounted amounts previously recorded are accreted to reflect the effects of the passage of time. The Company's current estimate of total future payments for closure and post-closure, in accordance with Subtitle D, is $1.2 billion, adjusted for inflation, as shown below, while the present value of such estimate is $396.5 million. At December 31, 1997 and 1998, respectively, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $144.6 million and $154.5 million. The accruals reflect relatively young landfills whose estimated remaining lives, based on current waste flows, range from 1 to over 75 years, with an estimated average remaining life of greater than 30 years.

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         The Company's estimate of total future payments for closure and post-closure liabilities for currently owned and operated landfills is as follows (in thousands):

               1999                 $           28,938
               2000                             25,218
               2001                             13,264
               2002                             19,960
               2003                             20,646
               Thereafter                    1,119,766
                                          ------------
                                    $        1,227,792
                                          ============

   Environmental costs --

         In connection with the acquisition of companies, Allied engages an independent environmental consulting firm to assist in conducting an environmental assessment of companies acquired from third-parties. Several contaminated landfills and other properties were identified during 1998 that would require Allied to incur costs for incremental closure and post-closure measures, remediation activities and litigation costs in the future. Based on information available to the Company, Allied recorded a provision of $41.1 million for environmental matters, in the 1998 statement of operations and expects these amounts to be disbursed over the next 30 years.

         The ultimate amounts for environmental liabilities cannot be determined and estimates of such liabilities made by the Company, after consultation with its independent environmental engineers, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where the Company has concluded that its estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in the Company's assessment to date, the recorded liabilities will be periodically evaluated as additional information becomes available to ascertain that the accrued liabilities are adequate. The Company has determined that the recorded liability for environmental matters as of December 31, 1997 and 1998 of approximately $63.8 million and $93.4 million, respectively, represents the most probable outcome of these contingent matters. The Company does not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on the Company's consolidated liquidity, financial positions or results of operations.

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


7.  Stockholders' Equity

         The authorized, issued and outstanding shares of the Company's classes of capital stock were as follows (in thousands, except per share data):

                                                                                      Issued and Outstanding
                                                                                          At December 31,
                                                                                     --------------------------
                                                   Liquidation
                                                    Preference        Authorized
                                                    Per Share           Shares           1997          1998
                                                    ---------           ------           ----          ----

    Preferred stock, $.10 par -
     Series C Convertible ...............        $          10              800              --            --
     Series D Convertible ...............                   15              267              --            --
     Series E Convertible ...............                5,000                3              --            --
     9% Cumulative Convertible ..........                1,000               30              --            --
     $90 Cumulative Convertible .........                1,000               20              --            --
     7% Cumulative Convertible ..........                1,000              100              --            --
   Common stock, $0.01 par, net of
     570 treasury shares.................                   --           300,000        181,406       184,495

         In October 1998, the Company's shareholders approved an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 200 million to 300 million.

     The Company had declared and accrued dividends on preferred stock of $1.1 million and $381,000 in 1996 and 1997, respectively.

         During 1996, the Series D preferred stock and 9% preferred stock was converted into Common Stock. During 1997, the 7% preferred stock was converted into Common Stock.

Warrants to purchase common stock --

 Warrants to purchase common shares at December 31, 1997 and 1998 are summarized as follows:
                                                        1997                  1998
                                                        -----                ------
     Number of shares...........................       858,942               647,827
     Purchase price per share...................     $4.60 - $7.00         $4.60 - $5.25
     Expiration Dates...........................      1998 - 2005           1999 - 2003

         In connection with the Laidlaw Acquisition, the Company issued a warrant to Laidlaw for the purchase of 20,400,000 shares of Common Stock at an exercise price of $8.25 per share. The Company repurchased this warrant from Laidlaw during 1997 for $49 million.

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


8.  Stock Option Plans

         The 1991 Incentive Stock Plan ("1991 Plan"), the 1993 Incentive Stock Plan ("1993 Plan") and the 1994 Incentive Stock Plan ("1994 Plan") provide for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock and stock bonuses. The maximum number of shares which may be granted under the 1991 Plan may not exceed 7.5% of the number of common shares outstanding at the end of a preceding fiscal quarter (10,292,056 shares at December 31, 1998). An additional maximum number of shares of 500,000 and 1,000,000 common shares may be granted under the 1993 Plan and the 1994 Plan, respectively. The exercise price, term and other conditions applicable to each option granted are generally determined by the Compensation Committee of the Board of Directors.

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

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



     A summary of the status of the Company's stock option plans at December 31, 1996, 1997 and 1998 and for the years then ended is presented in the table and narrative below:

                                                            Years Ended December 31,
                           --------------------------------------------------------------------------------------------

                                       1996                          1997                           1998
                                       -----                         -----                          ----
                                              Weighted                      Weighted                       Weighted
                                              Average                       Average                        Average
                                              Exercise                      Exercise                       Exercise
                               Options         Price         Options         Price         Options           Price
                              --------        -------       --------         -------      ---------        -------

     Options
      outstanding,
      beginning
      of period.............    3,910,908        $4.89        5,449,036         $6.10         8,831,266       $8.24
     Options
      granted...............    1,826,552         8.46        3,961,100         10.86         3,656,562       22.29
     Options
      exercised.............     (282,289)        4.53        (437,780)          6.04       (1,701,828)        8.50
     Options
      terminated............      (6,135)         6.54        (141,090)          9.10                --          --
                                  -------                     ---------                      ----------

   Options
      outstanding,
      end of period........     5,449,036         6.10        8,831,266          8.19        10,786,000       19.71
                                =========                     =========                      ==========
   Options
      exercisable,
      end of period........     2,170,086         5.19        3,498,598          6.67         6,220,735       11.02

         The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the Company's Common Stock upon the date of grant. In 1996, the Company adopted SFAS No. 123 for disclosure purposes. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                         For the Years Ended December 31,
                                                             ----------------------------------------------------------
                                                                 1996                   1997                   1998
                                                                 ----                   ----                   ----
   Risk free interest rate........................               5.2% to 6.7%           5.8% to 7.6%     4.7% to 5.6%
   Expected life..................................                  5-8 years                5 years          5 years
   Dividend rate..................................                         0%                     0%               0%
   Expected volatility............................                        49%             25% to 50%       44% to 46%


                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         Using  these  assumptions,  pro forma net income  (loss) and net income
(loss) per share would reflect additional compensation expense recognized over the vesting periods of the options. The pro forma income (loss) for 1997 includes the impact of certain Allied options whose vesting accelerated in 1997 due to a change in control related to an equity financing transaction in connection with the Laidlaw Acquisition. The pro forma income (loss) for 1998 includes the impact of certain ADSI options that vested in 1998 due to a change in control related to the ADSI acquisition. The resulting pro forma net income
(loss), and pro forma net income (loss) per share is as follows (in thousands):

                                                                               For the Years Ended December 31,
                                                                          ----------------------------------------------
                                                                            1996            1997             1998
                                                                            ----            ----             ----
    Net income (loss):                           As reported            $ (66,309)     $   24,042       $  (223,052)
                                                 Pro forma                (68,583)         11,329          (229,928)

    Net income (loss) per share:                 As reported            $   (0.51)           0.14             (1.22)
                                                 Pro forma                  (0.52)           0.07             (1.26)

         The  following  tables  summarize   information   about  stock  options
outstanding at December 31, 1998 which are fully vested, partially vested and non-vested:

    Fully Vested:
    ------------
                                          Options Outstanding and Exercisable
                                        --------------------------------------
                                                      Number               Weighted Average         Weighted Average
            Range of Exercise Prices               Outstanding             Remaining Life           Exercise Price
            ------------------------          -------------------         --------------           --------------
                  $3.00 - $7.75                        2,681,743            4 years                   $5.01
                 $8.38 - $12.25                          776,294            6 years                  $10.21
                 $16.03 - $21.36                         421,809            5 years                  $18.20
                 $21.97 - $27.27                       1,074,214            3 years                  $25.58

    Partially Vested:
    -----------------
                                                 Options Outstanding
                                                 --------------------
                                                     Number                Weighted Average         Weighted Average
            Range of Exercise Prices               Outstanding             Remaining Life           Exercise Price
            ------------------------         ---------------------        --------------           --------------
                 $6.88 - $10.00                        3,332,040            8 years                   $9.55
                 $11.38 - $15.88                         200,000            9 years                  $14.98

                                                 Options Exercisable
                                                 -------------------

                                                    Number               Weighted Average         Weighted Average
            Range of Exercise Prices              Outstanding             Remaining Life           Exercise Price
            ------------------------         ----------------------       --------------           --------------
                 $6.88 - $10.00                        1,221,342            8 years                   $9.30
                 $11.38 - $15.88                          45,333            9 years                  $14.55

    Non Vested:
   ------------
                                                      Options Outstanding
                                                      -------------------
                                                      Number           Weighted Average         Weighted Average
            Range of Exercise Prices                Outstanding           Remaining Life           Exercise Price
            ------------------------           --------------------    --------------           --------------
                  $4.27 - $6.88                           59,067            5 years                   $5.30
                 $9.50 - $18.94                          113,300            8 years                  $12.35
                 $21.06 - $21.19                       2,127,533           10 years                  $22.60

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)





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

                                                                          For the Years Ended December 31,
                                                                 ----------------------------------------------------
                                                                       1996             1997              1998
                                                                       ----             ----              ----
  Basic earnings per share computation:
    Income (loss) before extraordinary item..................... $ (52,422)        $   77,247       $ (98,251)

    Less:  Preferred stock dividends ...........................    (1,073)             (381)               --
                                                                 -----------       -----------      -----------
    Income (loss) before extraordinary item
      available to common shareholders ......................... $ (53,495)         $  76,866       $ (98,251)
                                                                 ===========       ===========      ===========

      Weighted average common shares
       outstanding during the period ...........................    132,967           164,888         182,796
                                                                 ===========       ===========      ===========

  Basic earnings per share before extraordinary item ........... $     (0.40)      $       0.47     $     (0.54)
                                                                 ============      ============     ============

  Diluted earnings per share  computation:
  Income (loss) before extraordinary item
      available to common shareholders..........................  $ (53,495)        $   76,866      $  (98,251)
                                                                  ==========        ==========      ===========

  Weighted average common
    shares outstanding during the                                    132,967           164,888          182,796
  period........................
  Effect of stock options and warrants,
    assumed exercised...........................................          --             6,657               --
  Effect of shares assumed issued
    pursuant to earn-out agreement..............................          --             1,413               --
                                                                 -----------       -----------      -----------
  Total shares..................................................     132,967           172,958          182,796
                                                                 ===========       ===========      ===========


  Diluted earnings per share before
    extraordinary item.......................................... $      (0.40)     $       0.44     $      (0.54)
                                                                 =============     ============     =============

         Conversion has not been assumed for Series D preferred stock, 9% preferred stock warrants in 1996, nor has conversion been assumed for 7% preferred stock and convertible notes in 1996 and 1997, as the effects would not be dilutive.

         In 1997, the Company adopted SFAS 128 "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings for 1996 were restated. This accounting change had no material effect on previously reported earnings per share data.

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



10.  Income Taxes

         The Company accounts for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax basis of assets, other than non-deductible goodwill, and liabilities. The differences are measured using the income tax rate in effect during the year of measurement.

         The Company and its subsidiaries file a consolidated federal income tax return. As of December 31, 1998, Allied had a net operating loss carryforward ("NOLC") for federal income tax purposes of approximately $65.5 million. The NOLC, which expires beginning in 2004, is available to offset future taxable income subject to potential limitations.

The components of the income tax provision consist of the following (in thousands):

                                                                       Year Ended December 31,
                                                              ------------------------------------------
                                                                 1996            1997            1998
                                                                 ----            ----            ----
      Current tax provision .............................    $     1,600    $    78,418     $     2,000
      Deferred provision (benefit) ......................        (1,246)       (38,141)          41,773
                                                             -----------    -----------     -----------
      Total..............................................    $       354    $    40,277     $    43,773
                                                             ===========    ===========     ===========

Reconciliation of the federal statutory tax rate to the Company's effective rate is as follows:

                                                                              Year Ended December 31,
                                                                   ------------------------------------------------
                                                                        1996            1997            1998
                                                                        ----            ----            ----
      Federal statutory tax rate ..........................            (35.0)  %       35.0 %         (35.0)  %
      Consolidated state taxes, net of federal benefit ....             (5.0)           3.1             9.2
      Taxes of pooled companies ...........................              2.0           (5.1)           70.6
      Amortization of goodwill.............................              2.3            0.6             3.7
      Book goodwill  associated with
        asset impairments..................................               --             --            28.8
      Potential tax goodwill greater than book
        goodwill..........................................              34.7             --              --
      Other permanent differences .........................              1.7            0.7             3.0
                                                                    ---------      ---------       --------
      Effective tax rate...................................              0.7  %        34.3 %          80.3 %
                                                                    ========       ========        ========

         Tax benefits on the extraordinary items in 1997 and 1998 were based on the Company's then ordinary combined federal and state rate of 40% and 39.5%, respectively.

         The net current deferred tax asset of $7.7 million and $44.1 million, as of December 31, 1997 and 1998, respectively, includes the current benefit expected to be obtained from the utilization of the Company's NOLCs and its alternative minimum tax credits. These amounts include a valuation allowance of $3.1 million, as of December 31, 1997 and 1998 to reflect possible limitations on the ability to use NOLCs. The Company has determined that no additional valuation allowance is needed at December 31, 1998 because the Company believes the asset is more likely than not realizable. This determination is based on an analysis of the Company's recent operating results, considering unusual and non-recurring items, and anticipated future earnings.



         The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                                              Year Ended December 31,
                                                                           ------------------------------
                                                                                1997           1998
                                                                                ----           ----

      Deferred tax liability relating primarily to property
        consisting of landfill assets and debt basis differences........   $    (24,555)   $   (120,942)
                                                                           -------------   -------------

      Deferred tax assets relating to:
        Closure and post-closure reserves...............................           1,194          23,995
        Other, primarily reserves and estimated expenses ...............           2,961         120,293
        Net operating loss and minimum tax credit carry forwards........          10,728          35,940
        Valuation allowance.............................................         (3,076)         (3,076)
                                                                           -------------   -------------
        Total deferred tax asset........................................          11,807         177,152
                                                                           -------------   -------------
      Net deferred tax asset (liability)................................   $    (12,748)   $      56,210
                                                                           =============   =============

         The change in the long-term deferred tax liability includes deferred taxes related to 1998 acquisitions where the financial basis of assets acquired differed from the tax basis of those assets.

11.  Commitments and Contingencies

         The Company is subject to extensive and evolving laws and regulations and has implemented its own environmental safeguards to respond to regulatory requirements. In the normal course of conducting its operations, Allied may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgements against the Company which may have an impact on earnings for a particular period. Management expects that such matters in process at December 31, 1998 which have not been accrued in the consolidated balance sheet will not have a material adverse effect on the Company's consolidated liquidity, financial position or results from operations.

         In connection with the Laidlaw Acquisition, Laidlaw disclosed to the Company the existence of a tax controversy relating to disallowed deductions in income tax returns with the United States Internal Revenue Service (the "IRS"). In the first quarter of 1999, Laidlaw negotiated a settlement of the tax case with the IRS. The total net after tax cash cost will be $226 million. The amount includes $121 million in taxes together with interest penalties of $161 million ($105 million after tax). The agreement satisfies assessments upheld in the tax court opinion received on July 1, 1998, in reference to the years 1986 through 1988, as well as claims asserted by the IRS for the six subsequent years (1989 through 1994) of a nine-year Netherlands-based financial program.

         The Company has obtained an indemnity from Laidlaw and certain of its subsidiaries (the "Laidlaw Group") which covers the amounts at issue in the tax controversy for which any direct or indirect subsidiary that was acquired from Laidlaw in 1996 may ultimately be found liable. The obligation of the Laidlaw Group to indemnify the Company in respect of amounts at issue in the tax controversy is a general, unsecured obligation of the Laidlaw Group.

         In connection with certain acquisitions, the Company has entered into agreements to pay royalties based on waste tonnage disposed at specified landfills. The royalties are generally payable quarterly and amounts earned, but not paid are accrued in the accompanying consolidated balance sheets.

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                  Allied has operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):
                                December 31, 1998
                              --------------------
           1999              $      12,629
           2000                     11,606
           2001                     10,462
           2002                      8,821
           2003                      9,239
           Thereafter               26,274

     Rental expense under such operating leases was approximately $9.3 million, $12.2 million and $13.9 million for the three years ended December 31, 1998, respectively.

         The Company has entered into employment agreements with certain of its executive officers for periods up to five years. The Company has agreed to severance pay amounts equal to a multiple of defined compensation under certain circumstances. In the event of a material change in control or termination of all executive officers under such agreements, Allied would be required to make payments of approximately $10.7 million, in addition to a reimbursement payment to eliminate the effect of any excise taxes associated with this payment.

         Allied carries a broad range of insurance coverage for protection of its assets and operations from certain risks including environmental impairment liability insurance for certain landfills.

         The Company is also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to its landfill operations and collection contracts. These financial assurance requirements are satisfied by the Company issuing performance bonds, letters of credit, insurance policies or trust deposits to secure the Company's obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At December 31, 1998, the Company had outstanding approximately $428.6 million in financial assurance instruments, represented by $277.6 million of performance bonds, $134.4 million of insurance policies and $16.6 million of trust deposits. During calendar year 1999, the Company expects to be required to provide approximately $408 million in financial assurance obligations relating to its landfill operations and collection contracts. The Company expects that financial assurance obligations will increase in the future as it acquires and expands its landfill activities and that a greater percentage of the financial assurance instruments will be comprised of performance bonds and insurance policies.


12.  Related Party Transactions

         Transactions with related parties are entered into only upon approval by a majority of the independent directors of the Company and only upon terms comparable to those that would be available from unaffiliated parties.

         In connection with the receipt in April 1995 of all permits necessary to develop a landfill on certain real estate acquired in July 1992, the Company was obligated to pay $5.6 million to the previous owners of the real estate, including current stockholders of the Company. During the years ended December 31, 1996, 1997 and 1998, the Company paid principal of $121,000, $136,000 and
$1.7 million, respectively, to stockholders of the Company related to the receipt of permits. The Company fully repaid these promissory notes in 1998.


         In connection with the successful completion of certain market development projects during 1997, Allied paid approximately $2.5 million to the former owner of a company acquired in 1996 who served as a director of Allied during 1996 and 1997.

         In 1998, the Company sold certain assets to a relative of an officer of the Company for approximately $1.5 million. No gain or loss was recognized on this transaction.

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


13.  Segment Reporting

     The  Company  classifies  its  operations  into  six  geographic   regions:
Northeast, Southeast, Great Lakes, Midwest, Southwest and West United States. The Company's revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. The Company evaluates performance based on several factors, of which the primary financial measure is business segment operating income before depreciation and amortization ("EBITDA") before acquisition related and unusual costs and asset impairments. The accounting policies of the business segments are the same as those described in the Organization and Summary of Significant Accounting Policies (see Note 1). The tables below reflect certain geographic information relating to the Company's operations (in thousands):


                          North-       South-        Great                     South-
                           east         east         Lakes        Midwest       west         West        Other(1)         Total
                      ------------ ------------ ------------- ------------ ------------ ------------ -------------- -------------

 1996
 Revenues from
  external
  customers.................$75,383     $ 87,905      $196,318      $54,659      $11,730     $193,521        $    32      $ 619,548
Intersegment
  revenues....................2,632       11,808        38,134       12,253          107       11,151             --         76,085
Depreciation and
  amortization................6,833        8,274        22,863        8,378        1,086       16,451          3,938         67,823
EBITDA before non-recurring
  charges(2).................11,159       19,011        49,081       16,545        2,694       33,618           (977)       131,131

1997
Revenues from
  external
  customers................$258,123     $117,462      $362,479     $168,650     $132,246     $275,721      $  25,980     $1,340,661
Intersegment
  revenues...................29,554       15,268        48,608       40,905       24,309       17,580             --        176,224
Depreciation and
  amortization...............23,776       10,565        45,806       24,973       18,791       23,087         11,240        158,238
EBITDA before non-recurring
  charges(2).................66,696       28,586       105,192       74,917       48,737       61,999           (151)       385,976
Total assets................281,710      188,687     1,167,321      444,087      334,508      557,058      1,108,427      4,081,798
Capital
  Expenditures...............23,615       24,603        66,897       29,760       16,071       23,151          3,908        188,005

1998
Revenues from
  external
  customers................$224,657     $152,568      $517,428     $188,330     $148,768     $338,058       $  5,803     $1,575,612
Intersegment
  revenues...................32,228       27,472       108,179       43,627       35,626       34,289             --        281,421
Depreciation and
  amortization...............21,047       16,911        61,385       25,800       20,111       28,397          6,314        179,965
EBITDA before non-recurring
  charges(2).................51,524       45,684       192,219       78,761       58,026      116,661        (15,371)       527,504
Total assets................589,936      291,618       863,771      521,030      366,011      609,821      2,313,980      5,556,167

Capital expenditures.........31,155       51,954       120,466       34,588       27,538       34,387          1,654        301,742

(1) Amounts relate primarily to the Company's subsidiaries which provide services throughout the organization and not on a regional basis
(2) EBITDA before non-recurring charges includes acquisition related and unusual costs and asset impairments.

                           ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reconciliation of reportable segment primary financial measure and assets to operating income (loss) and total assets, respectively (amounts in thousands):

                                                                  Year Ended December 31,
                                              ----------------------------------------------------------------
Operating income (loss):                             1996                  1997                  1998
------------------------                             ----                  ----                  ----
Total EBIDTA before
   non-recurring charges
   for reportable segments..............      $         131,131    $         385,976     $         527,504
Depreciation and amortization
   for reportable segments..............                 67,823              158,238               179,965
Acquisition related and
   unusual costs........................                 96,508                3,934               247,902
Asset impairments.......................                     --                   --                69,714
                                              -----------------    -----------------     -----------------
   Operating income (loss)..............      $        (33,200)    $         223,804     $          29,923
                                              =================    =================     =================


                                                                    December 31,
                                                        --------------------------------------
                                                               1997                1998
                                                               ----                ----
       Assets:
       Total assets for reportable segments               $   4,081,798     $     5,556,167
       Elimination of investments                           (1,007,978)         (1,803,575)
                                                          ------------      ---------------

              Total assets                                $   3,073,820     $     3,752,592
                                                          =============     ===============


Percentage of Company's total revenue attributable to services provided:


                                             Year Ended December 31,
                                   ------------------------------------------
                                        1996           1997            1998
                                        ----           ----            ----
  Collection.............              58.2%           57.2%          55.7%
  Transfer...............               5.9             6.7            7.1
  Landfill (1)...........              25.9            26.4           29.9
  Other..................              10.0             9.7            7.3
                                   ----------      ----------     ----------
    Total revenues.......             100.0%          100.0%         100.0%
                                   ==========      ==========     ==========

(1) The portion of collection revenues attributable to disposal charges for waste collected by the Company and disposed at the Company's landfills have been excluded from collection revenues and included in landfill revenues.

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


14.  Selected Quarterly Financial Data (unaudited)

       The following table summarizes the unaudited consolidated quarterly results of operations as reported and as restated for poolings-of-interests for 1997 and 1998 (in thousands, except per share amounts):

                                                First            Second            Third             Fourth
                                               Quarter           Quarter          Quarter           Quarter
                                             -----------       -----------      -----------       -----------
Operating revenues:
   1997 as reported.................       $     184,065     $     211,119    $     224,295     $     229,267
   1997 as restated.................             292,883           336,077          355,004           356,697
Gross profit:
   1997 as reported.................              79,143            97,759          107,671           107,611
   1997 as restated.................             116,117           140,685          154,592           151,978
Income before income
   taxes and extraordinary item
   1997 as reported.................              10,294            22,332           24,312            31,870
   1997 as restated.................              15,998            30,452           34,726            36,348
Net income (loss):
   1997 as reported.................               5,868          (39,683)           13,634            19,352
   1997 as restated.................              11,002          (32,671)           23,346            22,365
Basic earnings (loss) per common share:
   1997 as reported.................                0.08            (0.51)             0.16              0.19
   1997 as restated.................                0.07            (0.21)             0.14              0.12
Diluted earnings (loss) per common share:
   1997 as reported.................                0.08            (0.45)             0.16              0.18
   1997 as restated.................                0.07            (0.20)             0.14              0.12
Operating revenues:
   1998 as reported.................       $     223,755     $     299,692    $     334,290     $     407,119
   1998 as restated.................             357,900           394,853          415,740           407,119
Gross profit:
   1998 as reported.................             104,504           135,096          147,379           178,686
   1998 as restated.................             152,084           171,998          180,571           178,686
Income (loss) before income
   taxes and extraordinary item
   1998 as reported.................              28,387             8,565           28,245         (165,457)
   1998 as restated.................              46,292            22,690           41,997         (165,457)
Net income (loss):
   1998 as reported.................              16,749           (9,501)           11,123         (274,817)
   1998 as restated.................              31,565             1,589           18,611         (274,817)
Basic earnings (loss) per common share:
   1998 as reported.................                0.16            (0.08)             0.08            (1.50)
   1998 as restated.................                0.17              0.01             0.10            (1.50)
Diluted earnings (loss) per common share:
   1998 as reported.................                0.16            (0.07)             0.08            (1.50)
   1998 as restated.................                0.17              0.01             0.10            (1.50)


                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


15. Summarized Financial Information of Allied Waste North America, Inc.

         As discussed in Note 5, the 1996 Notes and the 1998 Senior Notes issued by Allied NA (a consolidated subsidiary of the Company) are guaranteed by Allied. The separate complete financial statements of Allied NA have not been included herein as management has determined that such disclosure is not considered to be material. However, summarized balance sheet information for Allied NA and subsidiaries as of December 31, 1997 and 1998 is as follows (in thousands):

                                    Summarized Consolidated Balance Sheet Information

                                                                   December 31, 1997            December 31, 1998
                                                                   -----------------            -----------------
Current assets ......................................                $     293,285                  $     499,904
Property and equipment, net..........................                    1,583,133                      1,776,025
Costs in excess of net assets acquired...............                    1,082,750                      1,327,470
Other non-current assets ............................                      114,653                        149,193
Current liabilities..................................                      358,894                        445,528
Long-term debt, net of current portion ..............                    1,237,670                      2,118,927
Due to parent........................................                    1,059,838                      1,083,515
Due to Allied Canada Finance, Ltd....................                      152,825                             --
Other long-term obligations..........................                      255,930                        268,407
Retained earnings (deficit) .........................                        8,664                      (163,785)

         On November 25, 1996, substantially all of the operating assets and liabilities of Allied were contributed from Allied to Allied NA. The results of operations from inception to December 31, 1996 were not material except for the acquisition related costs and unusual items (see Note 1).


Summarized Statement of Operations Information

                                                                         Year Ended December 31,
                                                               ---------------------------------------------
                                                                   1997                        1998
                                                                   ----                        ----
Revenue  ..............................................       $   1,340,661                $   1,575,612
Operating costs and expenses...........................           1,116,857                    1,545,689
Operating income                                                    223,804                       29,923
Net income (loss) before extraordinary loss............              77,247                     (80,338)
Extraordinary loss, net................................              53,205                       72,202
Net income (loss)......................................              24,042                    (152,540)

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


16.  Events (unaudited) Subsequent to Date of Auditors' Report

         Subsequent to December 31, 1998, the Company acquired 17 operating solid waste businesses with annual revenues of approximately $70.6 million for consideration of approximately $143.7 million.

         In March 1999, Allied and Browning-Ferris Industries, Inc. ("BFI") announced that they entered into a definitive merger agreement under which Allied will acquire BFI for $45 in cash per BFI common share, as well as assume approximately $1.8 billion in debt, in a transaction valued at approximately $9.1 billion. Allied has bank commitments to finance the acquisition consisting of $7 billion senior secured debt and $2.5 billion senior unsecured debt at interest rates ranging from Libor plus 2.50% to Libor plus 3.50%, and a commitment from Apollo Management IV, L.P., Blackstone Capital Partners III Merchant Banking Fund L.P. and other investors to purchase $1 billion of 6.5% convertible preferred stock. The transaction is structured as a merger of BFI with a subsidiary of Allied and is subject to the approval of BFI stockholders and other customary conditions.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant
         Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 11.   Executive Compensation
         Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management Information required by this item is incorporated by reference to the material appearing under the headings "Election of Directors" and "Certain Stockholders" in the Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 13.   Certain Relationships and Related Transactions
         Information required by this item is incorporated by reference to the material appearing under the heading "Certain Relationships and Related Transactions" in the Proxy Statement for the 1999 Annual Meeting of Stockholders.


                                     PART IV

Item 14.   Exhibits,  Financial Statement Schedules and Reports on Form 8-K

         Financial Statement Schedules --
         Schedule II - Valuation and Qualifying Accounts



                                              ALLIED WASTE INDUSTRIES, INC.
                                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                     (in thousands)



                                        Balance       Charges to         Other       Write-offs/      Balance
                                       12/31/95         Expense       Charges(1)      Payments        12/31/96
                                      ----------       ---------      ----------     -----------    ---------
Allowance for
   doubtful accounts...........      $     7,457         $ 2,871           $ 937    $    (2,874)      $ 8,391
Accrued severance and
   termination costs...........               --           5,534               --             --        5,534
Accrued restructuring costs....               --           6,803               --             --        6,803
Environmental costs............               --          35,119            9,981             --       45,100
Accrued closure and
   post-closure costs..........           37,447          25,041           61,974        (1,681)      122,781


                                        Balance       Charges to         Other       Write-offs/      Balance
                                       12/31/96         Expense       Charges(1)      Payments        12/31/97
                                       ---------       ----------     ----------     ----------     ---------
Allowance for
   doubtful accounts...........      $     8,391         $ 4,228          $ 1,624   $    (4,895)      $ 9,348
Accrued severance and
   termination costs...........            5,534              --               --        (5,534)           --
Accrued restructuring costs.....           6,803              --               --        (3,549)        3,254
Environmental costs.............          45,100              --           20,895        (2,233)       63,762
Accrued closure and
   post-closure costs...........         122,781          12,920           21,287       (12,357)      144,631


                                        Balance       Charges to         Other       Write-offs/      Balance
                                       12/31/97         Expense       Charges(1)      Payments        12/31/98
                                       ---------       ----------     ----------     ----------     ----------
Allowance for
   doubtful accounts...........      $     9,348         $ 8,086          $ 1,912   $    (5,439)     $ 13,907
Accrued severance and
   termination costs                          --          73,619               --       (63,492)       10,127
Accrued restructuring costs.....           3,254          51,321               --       (28,909)       25,666
Environmental costs.............          63,762          41,100               --       (11,489)       93,373
Accrued closure and
   post-closure costs...........         144,631          17,607            3,820       (11,511)      154,547

(1) Amounts consist primarily of costs assumed from acquired companies recorded prior to the date of acquisition.

         Exhibits --

2.1 Stock Purchase Agreement dated September 17, 1996 among the Company, Allied NA, 3294862 Canada Inc., Laidlaw Inc., Laidlaw Transportation, Inc., Laidlaw Waste Systems, Inc., Laidlaw Waste Systems (Canada) Ltd. and Laidlaw Medical Services Ltd. Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 2, 1996, is incorporated herein by reference.
2.2      Purchase  Agreement relating to the 1996 Notes dated November 25, 1996.
         Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 19, 1996, is incorporated herein by reference.
2.3 Share Purchase Agreement dated January 15, 1997 among the Company, Allied Waste Holdings (Canada) Ltd., Laidlaw Waste Systems, Inc., USA Waste Services, Inc. and Canadian Waste Services, Inc. Exhibit 10.0 to the Company's Current Report on Form 8-K dated January 30, 1997, is incorporated herein by reference.
2.4 Amended and Restated Agreement and Plan of Reorganization between Allied Waste Industries, Inc. and Rabanco Acquisition Company, Rabanco Acquisition Company Two, Rabanco Acquisition Company Three, Rabanco Acquisition Company Four, Rabanco Acquisition Company Five, Rabanco Acquisition Company Six, Rabanco Acquisition Company Seven, Rabanco Acquisition Company Eight, Rabanco Acquisition Company Nine, Rabanco Acquisition Company Ten, Rabanco Acquisition Company Eleven, and Rabanco Acquisition Company Twelve. Exhibit 2.4 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.
2.5 Agreement and plan of Merger dated as of August 10, 1998 by and among Allied Waste Industries, Inc., AWIN II Acquisition Corporation and American Disposal Services Inc. Exhibit 2 to the Company's Current Report on Form 8-K filed August 21, 1998 is incorporated hereby by reference.
2.6 Agreement and Plan of Merger dated as of March 7, 1999 by and among Allied Waste Industries, Inc., AWIN I Acquisition Corporation and Browning-Ferris Industries, Inc. Exhibit 2 to the Company's Current Report on Form 8-K filed March 16, 1999 is incorporated herein by reference.
3.1 Amended Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1996).
3.2      Amended and Restated Bylaws of the Company as of May 13, 1997.  Exhibit
         3.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
3.3 Amendment to Amended Certificate of Incorporation of the Company dated October 15, 1998. Exhibit 3.4 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.
4.1 Specimen certificate for shares of Common Stock par value $.01 per share. Exhibit 4.2 of the Company's Registration Statement on Form S-1 (No. 33-48507) is incorporated herein by reference.
4.2 Indenture relating to the 1994 Notes dated January 15, 1994 between the Company and First Trust National Association, as trustee ("First Trust"). Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.
4.3 Specimen certificate representing the 1994 Notes. Exhibit 4.2 of the Company's Registration Statement on Form S-1 (No. 33-48507) is incorporated herein by reference.
4.4 Second Supplemental Indenture relating to the 1994 Notes dated June 30, 1994 between the Company and First Trust. Exhibit 1.1 to the Company's Current Report on Form 8-K dated December 29, 1994, is incorporated herein by reference.
4.5 Third Supplemental Indenture relating to the 1994 Notes dated January 31, 1995 between the Company and First Trust. Exhibit 10.3 to the
         Company's Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.
4.6 Fourth Supplemental Indenture relating to the 1994 Notes dated January 23, 1996, between the Company and First Trust. Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 22, 1996, is incorporated herein by reference.
4.7 Fifth Supplemental Indenture relating to the 1994 Notes dated July 30, 1996 between the Company and First Trust. Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated August 14, 1996, is incorporated herein by reference.
4.8 Indenture relating to the 1996 Notes dated February 28, 1997 between the Company and First Trust. Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
4.9 1991 Incentive Stock Plan of the Company. Exhibit 10.T to the Company's Form 10 dated May 14, 1991, is incorporated herein by reference.
4.10 1991 Non-Employee Director Stock Plan of the Company. Exhibit 10.U to the Company's Form 10 dated May 14, 1991, is incorporated herein by reference.
4.11 1993 Incentive Stock Plan of the Company. Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.
4.12 1994 Amended and Restated Non-Employee Director Stock Option Plan of the Company. Exhibit B to the Company's Definitive Proxy Statement in accordance with Schedule 14A dated April 28, 1994, is incorporated herein by reference.
4.13 Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.
4.14 Amended and Restated 1994 Incentive Stock Plan. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated May 31, 1996, is incorporated herein by reference.
4.15 Indenture, dated as of May 15, 1997, by and among the Company and First Bank National Association with respect to the Senior Discount Notes and Exchange Notes. Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-31231) is incorporated herein by reference.
4.16 Indenture, dated as of December 1, 1996, by and among the Company, the Guarantors and First Bank National Association with respect to the 1996 Notes and Exchange Notes. Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
4.17 First Supplemental Indenture dated December 30, 1996 related to the 1996 Notes. Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
4.18 Second Supplemental Indenture dated April 30, 1997 related to the 1996 Notes. Exhibit 4.3 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
4.19 Senior Subordinated Guarantee dated as of December 1, 1996 related to the 1996 Notes. Exhibit 4.5 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
4.20 Amendment No. 1 to the 1991 Incentive Stock Plan dated November 1, 1996. Exhibit 4.20 to the Company's Annual Report on Form 10-K dated March 31, 1998 is incorporated herein by reference.
4.21 Indenture relating to the 1998 Senior Notes, dated as of December 23, 1998, by and among the Company and U.S. Bank Trust National Association, as Trustee, with respect to the 1998 Senior Notes and Exchange Notes. Exhibit 4.1 to the Company's Registration
         Statement on Form S-4 (No.333-70709) is incorporated herein by reference.
4.22 Five Year Series Supplement Indenture relating to the 1998 Five Year Notes, dated December 23, 1998, among the Company, the Guarantors and the Trustee. Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.23 Form of Series B Five Year Notes (included in Exhibit 4.22) Exhibit 4.3 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.
4.24 Seven Year Series Supplement Indenture relating to the 1998 Seven Year Notes, dated December 23, 1998, among the Company, the Guarantors and the Trustee. Exhibit 4.4 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.
4.25 Form of Series B Seven Year Notes(included in Exhibit 4.24).Exhibit 4.5 to the Company's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.26 Ten Year Series Supplement Indenture relating to the 1998 Ten Year Notes, dated December 23, 1998, among the Company, the Guarantors and the Trustee. Exhibit 4.6 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.

4.27     Form of Series B Ten Year Notes (included in Exhibit 4.26).  Exhibit
         4.7 to the Company's   Registration   Statement  on  Form  S-4
         (No.333-70709) is incorporated herein by reference.
4.28 Certificate of Designation, Preferences, Rights and Limitations of 7% Cumulative Convertible Preferred Stock, par value $.10 per share dated April 27, 1994. Exhibit 3.2 to Post-Effective Amendment Number 1 to the Company's Registration Statement on Form S-1 (No. 33-75070) is incorporated herein by reference.
10.1 Agreement dated September 17, 1996, between Allied Waste Industries, Inc., and the Laidlaw Group. Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 2, 1996, is incorporated herein by reference.
10.2 Credit Agreement among the Company, Allied NA, and the various lenders represented by Goldman Sachs Credit Partners, L.P., Credit Suisse and Citibank, N.A. dated December 30, 1996. Exhibit 10.11 to the Company's report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.
10.3 Securities Purchase Agreement dated April 21, 1997 between Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.; Laidlaw Inc. and Laidlaw Transportation, Inc.; and Allied Waste Industries. Exhibit
         10.1 to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
10.4 Shareholders Agreement dated as of April 14, 1997 between Allied Waste Industries, Inc. and Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P. Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
10.5 Amended and Restated Shareholders Agreement dated as of April 21, 1997 between Allied Waste Industries, Inc. and Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P. Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
10.6 Registration Rights Agreement dated as of April 21, 1997 between Allied Waste Industries, Inc. and Apollo Investment Fund III, L.P., Apollo Overseas Partners III L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P. Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
10.7 Amended and Restated Credit Agreement dated as of June 5, 1997 among the Company, Allied Waste North America, the Lenders referred to therein and Credit Suisse First Boston, Goldman Sachs Credit Partners L.P., and Citibank, N.A., as agents. Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
10.8 Executive Employment Agreement between the Company and with Henry L. Hirvela dated June 6, 1997. Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
10.9 Third Amendment to Executive Employment Agreement between the Company and with Thomas H. Van Weelden dated January 30, 1997. Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
10.10 Executive Employment Agreement between the Company and with Larry D. Henk dated June 6, 1997. Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
10.11 Executive Employment Agreement between the Company and with Steven M. Helm dated June 6, 1997 Exhibit 10.5 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
10.12 Third Amendment to Executive Employment Agreement between the Company and with Roger A. Ramsey dated January 30, 1997. Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
10.13 Registration Rights Agreement, dated as of December 5, 1996, by and among the Company, Goldman Sachs & Co., Merrill Lynch & Co., and Credit Suisse First Boston. Exhibit 10.1 to the Company's Registration Statement on Form S-4 (No. 333-31231) is incorporated herein by reference.
10.14 Executive Employment Agreement between the Company and with Peter S. Hathaway dated June 6, 1997. Exhibit 10.14 to the Company's Report on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.
10.15 Executive Employment Agreement between the Company and with Michael G. Hannon dated June 6, 1997. Exhibit 10.15 to the Company's Report on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.
10.16 Share Purchase Agreement between Allied Waste Industries, Inc. and Allied Waste Holdings (Canada) Ltd. and Laidlaw Waste Systems, Inc. and USA Waste Services, Inc. and Canadian Waste Services Inc. dated
         January 15, 1997. Exhibit 10.0 to the Company's Report on Form 8-K dated January 30, 1997 is incorporated herein by reference.
10.17 Credit Agreement dated as of June 18, 1998 among Allied Waste North America, Inc., Allied Waste Industries, Inc., certain lenders, Credit Suisse, First Boston and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents, Citibank, N.A., as Issuing Bank and Citicorp USA, Inc., as Administrative Agent. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.
10.18 Registration Rights Agreement, dated as of December 23, 1998, by and among the Company, the Guarantors, and Donaldson, Lufkin & Jenrette Securities Corporation, relating to the $225,000,000 7 3/8% Senior Notes due 2004. Exhibit 10.1 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.
10.19 Registration Rights Agreement, dated as of December 23, 1998, by and among the Company, the Guarantors, and Donaldson, Lufkin & Jenrette Securities Corporation, relating to the $600,000,000 7 5/8% Senior Notes due 2006. Exhibit 10.2 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.
10.20 Registration Rights Agreement, dated as of December 23, 1998, by and among the Company, the Guarantors, and Donaldson, Lufkin & Jenrette Securities Corporation, Goldman Sachs & Co., Credit Suisse First Boston, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Dean Witter Incorporated, Bear, Stearns, & Co, Inc., BT Alex. Brown, CIBC Oppenheimer, Salomon Smith Barney, Inc., relating to the $875,000,000 7 7/8% Senior Notes due 2009. Exhibit 10.3 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.
10.21 Purchase Agreement dated December 14, 1998, by and among the Company, the Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation, with respect to the 1998 Senior Notes. Exhibit 10.4 to the Company's Registration Statement on Form S-4 (No.333-70709)is incorporated herein by reference.
*12      Ratio of earnings to fixed charges.
*21      Subsidiaries of the Registrant.
*23.1    Consent of Arthur Andersen LLP.
*27.1    Financial Data Schedule for the year ended December 31, 1998.
*27.2    Restated Financial Data Schedule for the year ended December 31, 1997.
*27.3    Restated Financial Data Schedule for the year ended December 31, 1996.
*27.4    Restated Financial Data Schedule for the three months ended
          March 31, 1998.
*27.5    Restated Financial Data Schedule for the six months ended
          June 30, 1998.
*27.6    Restated Financial Data Schedule for the nine months ended
          September 30, 1998.
*27.7    Restated Financial Data Schedule for the three months ended
          March 31, 1997.
*27.8    Restated Financial Data Schedule for the six months ended
          June 30, 1997.
*27.9    Restated Financial Data Schedule for the nine months ended
          September 30, 1997.

*        Filed herewith.

         Reports on Form 8-K during the Quarter Ended December 31, 1998--

           December 28,  1998       The  Company's  Current  Report on
                                    Form 8-K reports the successful completion of its $1.7 billion (previously announced as $1.5 billion) debt offering and the cash tender offer to purchase all of its 10.25%
                                    1996 Notes and 11.30% Senior Discount Notes.

           December 8, 1998         The Company's Current Report on Form
                                    8-K reports the offering of $1.5 billion in senior unsecured notes.


           December 7, 1998         The Company's Current Report on Form
                                    8-K  reports  the   supplemental   financial
                                    statements related to the ADSI acquisition.

           November 25,  1998       The  Company's  Current  Report on
                                    Form 8-K reports the commencement of a cash tender offer to purchase all of AWNA's $525 million 10.25% Senior Subordinated Notes due
                                    2006 and all of the 11.30%  Senior  Discount
                                    Notes of the Company.

           October 30,  1998        The  Company's  Current  Report on
                                    Form 8-K reports the consummation of the merger with ADSI.

           October 29,  1998        The  Company's  Current  Report on
                                    Form 8-K reports the restated supplemental financial statements and other financial data to reflect the significant acquisitions completed in 1998 that were accounted for using the pooling-of-interests method of business combinations.

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this Report to be signed on its behalf by the undersigned, in the City of Scottsdale, State of Arizona, on March 30, 1999.

                           ALLIED WASTE INDUSTRIES, INC.

                           By:            /s/HENRY L. HIRVELA
                                        ------------------------
                                           Henry L. Hirvela
                                Vice President-Chief Financial Officer
                                     (Principal Financial Officer)

                           By:           /s/PETER S. HATHAWAY
                                        --------------------------
                                             Peter S. Hathaway
                                Vice President, Chief Accounting Officer
                                    (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 1999.


           Signature                             Title
          -----------                            ------

   /s/THOMAS H. VAN WEELDEN         Director, Chairman of the Board of Directors
 ----------------------------       President and - Chief Executive Officer
     Thomas H. Van Weelden          (Principal Executive Officer)


      /s/HENRY L. HIRVELA           Vice President - Chief Financial Officer
 ----------------------------       (Principal Financial Officer)
       Henry L. Hirvela

     /s/PETER S. HATHAWAY           Vice President - Chief Accounting Officer
 -----------------------------      (Principal Accounting Officer)
       Peter S. Hathaway

       /s/MICHAEL GROSS             Director
 -----------------------------
         Michael Gross

       /s/DENNIS HENDRIX            Director
------------------------------
        Dennis Hendrix

      /s/DAVID B. KAPLAN            Director
-------------------------------
        David B. Kaplan

       /s/NOLAN LEHMANN             Director
-------------------------------
         Nolan Lehmann

      /s/HOWARD A. LIPSON           Director
-------------------------------
       Howard A. Lipson

    /s/ROGER A. RAMSEY                Director
   -----------------------
      Roger A. Ramsey

   /s/ANTONY P. RESSLER               Director
  ------------------------
     Antony P. Ressler

    /s/WARREN B. RUDMAN               Director
   -----------------------
     Warren B. Rudman

      /s/VINCENT TESE                 Director
       Vincent Tese




                                                     EXHIBIT INDEX
Exhibit #     Exhibit                                                                                   Page
---------     -------                                                                                   ----

2.1           Stock Purchase Agreement dated September 17, 1996 among the Company,
              Allied NA, 3294862 Canada Inc., Laidlaw Inc., Laidlaw Transportation, Inc.,
              Laidlaw Waste Systems, Inc., Laidlaw Waste Systems (Canada) Ltd. and
              Laidlaw Medical Services Ltd.  Exhibit 2.1 to the Company's Current Report
              on Form 8-K dated October 2, 1996, is incorporated herein by reference.
2.2           Purchase Agreement relating to the 1996 Notes dated November 25, 1996.
              Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 19,
              1996, is incorporated herein by reference.
2.3           Share Purchase Agreement dated January 15, 1997 among the Company,
              Allied Waste Holdings (Canada) Ltd., Laidlaw Waste Systems,  Inc.,
              USA Waste Services, Inc. and Canadian Waste Services, Inc. Exhibit
              10.0 to the Company's Current Report on Form 8-K dated January 30,
              1997, is incorporated herein by reference.
2.4           Amended and  Restated  Agreement  and Plan of  Reorganization  between  Allied Waste  Industries,  Inc. and
              Rabanco Acquisition  Company,  Rabanco Acquisition Company Two, Rabanco Acquisition
              Company Three,  Rabanco Acquisition Company Four, Rabanco Acquisition Company Five,
              Rabanco  Acquisition  Company  Six,  Rabanco  Acquisition  Company  Seven,  Rabanco
              Acquisition  Company Eight,  Rabanco  Acquisition Company Nine, Rabanco Acquisition
              Company Ten, Rabanco  Acquisition  Company Eleven, and Rabanco  Acquisition Company
              Twelve.  Exhibit  2.4 to the  Company's  Quarterly  Report  on  Form  10-Q  for the
              quarter ended June 30, 1998 is incorporated herein by reference.
2.5           Agreement  and Plan of Merger  dated as of August 10,  1998 by and
              among  Allied  Waste   Industries,   Inc.,   AWIN  II  Acquisition
              Corporation and American Disposal Services,  Inc. Exhibit 2 to the
              Company's  Current  Report on Form 8-K filed  August  21,  1998 is incorporated herein by reference.
2.6           Agreement  and Plan of  Merger  dated  as of March 7,  1999 by and
              among  Allied  Waste   Industries,   Inc.,   AWIN  I   Acquisition
              Corporation and Browning-Ferris  Industries, Inc. Exhibit 2 to the
              Company's  Current  Report  on Form 8-K filed  March  16,  1999 is incorporated herein by reference.
3.1           Amended Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 10-K
              for the fiscal year ended December 31, 1996).
3.2           Amended and Restated Bylaws of the Company as of May 13, 1997.
              Exhibit 3.2 to the Company's Report on Form 10-Q for the quarter ended
              June 30, 1997 is incorporated herein by reference.
3.3           Amendment to Amended  Certificate of  Incorporation of the Company
              dated  October 15, 1998.  Exhibit 3.4 to the  Company's  Report on
              Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.
4.1           Specimen certificate for shares of Common Stock par value $.01 per share.
              Exhibit 4.2 of the Company's Registration Statement on Form S-1
              (No. 33-48507) is incorporated herein by reference.
4.2           Indenture relating to the 1994 Notes dated January 15, 1994 between the
              Company and First Trust National Association, as trustee ("First Trust").
              Exhibit 4.1 to the Company's Registration Statement on Form S-1
              (No. 33-73110) is incorporated herein by reference.
4.3           Specimen  certificate representing the 1994 Notes.  Exhibit 4.2 of the
              Company's Registration Statement on Form S-1 (No. 33-48507) is
              incorporated herein by reference.
4.4           Second Supplemental Indenture relating to the 1994 Notes dated June 30,
              1994 between the Company and First Trust.  Exhibit 1.1 to the Company's
              Current Report on Form 8-K dated December 29, 1994, is incorporated herein by reference.
4.5           Third  Supplemental  Indenture  relating  to the 1994 Notes  dated
              January 31, 1995 between the Company and First Trust. Exhibit 10.3 to the  Company's  Quarterly  Report on Form 10-Q dated August 10,
              1995, is incorporated herein by reference.
4.6           Fourth  Supplemental  Indenture  relating  to the 1994 Notes dated
              January 23,  1996,  between the Company and First  Trust.  Exhibit
              10.1 to the Company's Current Report on Form 8-K dated January 22,
              1996, is incorporated herein by reference.
4.7           Fifth Supplemental Indenture relating to the 1994 Notes dated July
              30, 1996 between the Company and First Trust.  Exhibit 10.2 to the
              Company's  Quarterly Report on Form 10-Q dated August 14, 1996, is incorporated herein by reference.
4.8           Indenture relating to the 1996 Notes dated February 28, 1997 between the
              Company and First Trust.  Exhibit 4.1 to the Company's Registration Statement on
              Form S-4 (No. 333-22575) is incorporated herein by reference.
4.9           1991  Incentive  Stock Plan of the  Company.  Exhibit  10.T to the
              Company's  Form 10 dated May 14, 1991, is  incorporated  herein by reference.
4.10          1991 Non-Employee Director Stock Plan of the Company. Exhibit 10.U
              to the  Company's  Form 10 dated  May 14,  1991,  is  incorporated herein by reference.
4.11          1993 Incentive Stock Plan of the Company. Exhibit 10.3 to the Company's
              Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.
4.12          1994 Amended and Restated Non-Employee Director Stock Option Plan of the
              Company. Exhibit B to the Company's Definitive Proxy Statement in accordance with Schedule 14A dated April 28, 1994, is incorporated herein by reference.
4.13          Amendment to the 1994 Amended and Restated Non-Employee Director Stock
              Option Plan.  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
              dated August 10, 1995, is incorporated herein by reference.
4.14          Amended and Restated 1994 Incentive Stock Plan.  Exhibit 10.1 to the Company's
              Quarterly Report on Form 10-Q dated May 31, 1996, is incorporated herein by reference.
4.15          Indenture, dated as of May 15, 1997, by and among the Company and First Bank
              National  Association  with respect to the Senior Discount Notes and Exchange Notes
              Exhibit 4.1 to the Company's Registration Statement on Form S-4
              (No. 333-31231) is incorporated herein by reference.
4.16          Indenture, dated as of December 1, 1996, by and among the Company, the Guarantors and First Bank National Association with respect to the 1996 Notes and Exchange  Notes.  Exhibit 4.1 to the  Company's
              Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
4.17          First Supplemental Indenture dated December 30, 1996 related to the 1996 Notes.
              Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-22575)
              is incorporated herein by reference.
4.18          Second Supplemental Indenture dated April 30, 1997 related to the 1996 Notes.
              Exhibit 4.3 to the Company's Registration Statement on Form S-4 (No. 333-22575)
              is incorporated herein by reference.
4.19          Senior Subordinated Guarantee dated as of December 1, 1996 related to the
              1996 Notes.  Exhibit 4.5 to the Company's Registration Statement on Form S-4
              (No. 333-22575) is incorporated herein by reference.
4.20          Amendment No. 1 to the 1991 Incentive  Stock Plan dated  November 1, 1996.  Exhibit
              4.20  to the  Company's  Annual  Report  on  Form  10-K  dated  March  31,  1998 is incorporated herein by reference.
4.21          Indenture relating to the 1998 Senior Notes, dated as of December 23, 1998, by and among the Company and U.S. Bank Trust National Association, as Trustee, with respect to the 1998 Senior Notes and Exchange Notes.  Exhibit 4.1 to the Company's
              Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.
4.22          Five Year Series  Supplement  Indenture  relating to the 1998 Five
              Year  Notes,  dated  December  23,  1998,  among the  Company,  the
              Guarantors   and  the  Trustee.   Exhibit  4.2  to  the  Company's
              Registration  Statement on Form S-4  (No.333-70709) is incorporated herein by reference.
4.23          Form of Series B Five Year Notes (included in Exhibit 4.22)  Exhibit 4.3 to the
              Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.
4.24          Seven Year Series Supplement  Indenture relating to the 1998 Seven
              Year  Notes,  dated  December  23,  1998,  among the  Company,  the
              Guarantors   and  the  Trustee.   Exhibit  4.4  to  the  Company's
              Registration  Statement on Form S-4  (No.333-70709) is incorporated herein by reference.
4.25          Form of Series B Seven Year Notes (included in Exhibit 4.24)  Exhibit 4.5 4 to the
              Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.
4.26          Ten Year Series Supplement Indenture relating to the 1998 Ten Year
              Notes, dated December 23, 1998,  among the Company,  the Guarantors and  the  Trustee.  Exhibit  4.6  to  the  Company's  Registration
              Statement  on Form S-4  (No.333-70709)  is  incorporated  herein by reference.
4.27          Form of Series B Ten Year Notes (included in Exhibit 4.26)  Exhibit 4.7 to the
              Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.
4.28          Certificate of Designation, Preferences, Rights and Limitations of 7%
              Cumulative Convertible Preferred Stock, par value $.10 per share dated
              April 27, 1994.  Exhibit 3.2 to Post-Effective Amendment Number 1 to the
              Company's Registration Statement on Form S-1 (No. 33-75070) is
              incorporated herein by reference.
10.1          Agreement dated September 17, 1996, between Allied Waste Industries, Inc., and the Laidlaw Group.  Exhibit 10.1 to the Company's Current Report on
              Form 8-K dated October 2, 1996, is incorporated herein by reference.
10.2          Credit Agreement among the Company, Allied NA, and the various lenders represented by Goldman Sachs Credit Partners, L.P., Credit Suisse and
              Citibank, N.A. dated December 30, 1996.  Exhibit 10.11 to the Company's report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.
10.3          Securities Purchase Agreement dated April 21, 1997 between Apollo Investment
              Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.;
              Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore
              Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.;
              Laidlaw Inc. and Laidlaw Transportation, Inc.; and Allied Waste Industries.
              Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
10.4          Shareholders Agreement dated as of April 14, 1997 between Allied Waste
              Industries, Inc. and Apollo Investment Fund III, L.P., Apollo Overseas Partners
              III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital
              Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital
              Partners II L.P. and Blackstone Family Investment Partnership II L.P.
              Exhibit 10.2 to the Company's Report on Form 10-Q
              for the quarter ended March 31, 1997 is incorporated herein by reference.
10.5          Amended and Restated Shareholders Agreement dated as of April 21, 1997 between Allied Waste Industries, Inc. and Apollo Investment Fund III, L.P.,
              Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.;
              Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore
              Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.
              Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
10.6          Registration  Rights  Agreement dated as of April 21, 1997 between
              Allied  Waste  Industries,  Inc. and Apollo  Investment  Fund III,
              L.P.,  Apollo  Overseas  Partners  III,  L.P.,  and Apollo  (U.K.)
              Partners  III,  L.P.;  Blackstone  Capital  Partners  II  Merchant
              Banking Fund L.P.,  Blackstone  Offshore  Capital Partners II L.P.
              and Blackstone Family Investment  Partnership II L.P. Exhibit 10.4
              to the  Company's Report on Form 10-Q for the quarter ended March
              31, 1997 is incorporated herein by reference.
10.7          Amended and Restated Credit Agreement dated as of June 5, 1997 among the
              Company, Allied Waste North America, the Lenders referred to therein and
              Credit Suisse First Boston, Goldman Sachs Credit Partners L.P.,
              and Citibank, N.A., as agents.  Exhibit 10.1 to the Company's Report on
              Form 10-Q  for the quarter ended June 30, 1997 is incorporated herein by reference.
10.8          Executive Employment Agreement between the Company and with Henry L.
              Hirvela dated June 6, 1997.  Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
10.9          Third  Amendment to  Executive  Employment  Agreement  between the
              Company  and with Thomas H. Van Weelden  dated  January 30,  1997.
              Exhibit 10.3 to the Company's  Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
10.10         Executive  Employment Agreement between the Company and with Larry
              D. Henk dated June 6, 1997.  Exhibit 10.4 to the Company's  Report on Form 10-Q for the quarter  ended June 30, 1997 is  incorporated herein by reference.
10.11         Executive Employment Agreement between the Company and with Steven
              M. Helm dated June 6, 1997. Exhibit 10.5 to the Company's Report on
              Form 10-Q for the  quarter  ended  June 30,  1997 is  incorporated herein by reference.
10.12         Third  Amendment to  Executive  Employment  Agreement  between the
              Company and with Roger A. Ramsey dated  January 30, 1997.  Exhibit
              10.6 to the  Company's  Report on Form 10-Q for the quarter  ended
              June 30, 1997 is incorporated herein by reference.
10.13         Registration  Rights  Agreement,  dated as of December 5, 1996, by and among the Company,  Goldman Sachs & Co., Merrill Lynch & Co.,
              and Credit  Suisse First  Boston.  Exhibit  10.1 to the  Company's
              Registration Statement on Form S-4 (No.333-31231) is incorporated herein by reference.
10.14         Executive  Employment Agreement between the Company and with Peter
              S.  Hathaway  dated June 6, 1997.  Exhibit  10.14 to the Company's
              Report  on Form  10-K  for the year  ended  December  31,  1997 is incorporated herein by reference.
10.15         Executive  Employment  Agreement  between  the  Company  and  with
              Michael  G.  Hannon  dated  June 6,  1997.  Exhibit  10.15  to the
              Company's Report on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.
10.16         Share Purchase Agreement between Allied Waste Industries, Inc. and Allied Waste
              Holdings (Canada) Ltd. and Laidlaw Waste Systems, Inc. and USA Waste
              Services, Inc. and Canadian Waste Services Inc. dated January 15, 1997.
              Exhibit 10.0 to the Company's Report on Form 8-K dated January 30, 1997 is incorporated herein by reference.
10.17         Credit  Agreement  dated as of June 18,  1998 among  Allied  Waste
              North  America,  Inc.,  Allied  Waste  Industries,  Inc.,  certain lenders,  Credit  Suisse,  First  Boston and Goldman  Sachs Credit
              Partners  L.P.,  as  Co-Syndication  Agents,  Citibank,  N.A.,  as
              Issuing Bank and Citicorp  USA,  Inc.,  as  Administrative  Agent.
              Exhibit 10.1 to the  Company's  Quarterly  Report on Form 10-Q for
              the  quarter  ended  June  30,  1998  is  incorporated  herein  by reference.
10.18         Registration  Rights  Agreement,   dated  as  of December 23, 1998,
              by and among the Company,  the Guarantors,  and Donaldson,  Lufkin
              & Jenrette Securities Corporation,  relating to the $225,000,000
              7 3/8% Senior Notes due 2004. Exhibit 10.1 to the Company's
              Registration  Statement  on Form S-4  (No. 333-70709)  is
              incorporated herein by reference.
10.19         Registration  Rights Agreement,  dated as of December 23, 1998, by and among the Company,  the  Guarantors,  and Donaldson,  Lufkin &
              Jenrette  Securities  Corporation,  relating to the $600,000,000 7
              5/8%  Senior  Notes  due  2006.  Exhibit  10.2  to  the  Company's
              Registration  Statement on Form S-4  (No.333-70709) is incorporated herein by reference.
10.20         Registration  Rights Agreement,  dated as of December 23, 1998, by and among the Company,  the  Guarantors,  and Donaldson,  Lufkin &
              Jenrette  Securities  Corporation,  Goldman  Sachs  & Co.,  Credit
              Suisse  First  Boston,  Merrill  Lynch,  Pierce,  Fenner  &  Smith
              Incorporated,  Morgan  Stanley  Dean  Witter  Incorporated,  Bear,
              Stearns,  & Co, Inc., BT Alex. Brown,  CIBC  Oppenheimer,  Salomon
              Smith Barney,  Inc.,  relating to the  $875,000,000  7 7/8% Senior
              Notes  due  2009.  Exhibit  10.3  to  the  Company's  Registration
              Statement  on Form S-4  (No.333-70709)  is  incorporated  herein by reference.
10.21         Purchase  Agreement  dated  December  14,  1998,  by and among the
              Company,   the  Guarantors   and  Donaldson,   Lufkin  &  Jenrette
              Securities  Corporation,  with  respect to the 1998 Senior  Notes.
              Exhibit 10.4 to the Company's  Registration  Statement on Form S-4
              (No.333-70709) is incorporated herein by reference.
*12           Ratio of earnings to fixed charges.
*21           Subsidiaries of the Registrant.
*23.1         Consent of Arthur Andersen LLP.
*27.1         Financial Data Schedule for the year ended December 31, 1998.
*27.2         Restated Financial Data Schedule for the year ended December 31, 1997.
*27.3         Restated Financial Data Schedule for the year ended December 31, 1996.
*27.4         Restated Financial Data Schedule for the three months ended March 31, 1998.
*27.5         Restated Financial Data Schedule for the six months ended June 30, 1998.
*27.6         Restated Financial Data Schedule for the nine months ended September 30, 1998.
*27.7         Restated Financial Data Schedule for the three months ended March 31, 1997.
*27.8         Restated Financial Data Schedule for the six months ended June 30, 1997.
*27.9         Restated Financial Data Schedule for the nine months ended September 30, 1997.

*        Filed herewith.
