Form 10-Q
period 1999-03-31
ALLIED WASTE INDUSTRIES INC
filed 1999-05-17
CIK 848865

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 1999

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

                            Yes  X      No ___

         Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

           Class         Outstanding as of May 12, 1999
       Common Stock              187,710,144


================================================================================

                         ALLIED WASTE INDUSTRIES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                                     INDEX


PART I     FINANCIAL INFORMATION
              Item 1  - Financial Statements
                         Condensed Consolidated Balance Sheets ..............................  3
                         Condensed Consolidated Statements of Operations ....................  4
                         Condensed Consolidated Statements of Cash Flows ....................  5
                         Notes to Condensed Consolidated Financial Statements ...............  6
              Item 2  - Management's Discussion and Analysis of Financial Condition and
                         Results of Operations ..............................................  18



PART II    OTHER INFORMATION
              Item 1 - Legal Proceedings ....................................................  33
              Item 2 - Changes in Securities ................................................  33
              Item 3 - Defaults Upon Senior Securities ......................................  33
              Item 4 - Submission of Matters to a Vote of Security Holders ..................  33
              Item 5 - Other Information ....................................................  33
              Item 6 - Exhibits and Reports on Form 8-K .....................................  34
              Signature .....................................................................  40

                         ALLIED WASTE INDUSTRIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                           December 31,     March 31,
                                                               1998           1999
                                                               ----           ----
                                                                           (unaudited)
ASSETS
  Current Assets --
  Cash and cash equivalents                                $   39,742      $   37,043
  Accounts receivable, net of allowance of $ 13,907
    and $13,291                                               225,087         226,335
  Prepaid and other current assets                             47,184          63,887
  Deferred income taxes, net                                   44,141          31,993
  Assets held for sale                                        143,750         132,530
                                                           ----------      ----------
    Total current assets                                      499,904         491,788
Property and equipment, net                                 1,776,025       1,799,733
Goodwill, net                                               1,327,470       1,451,412
Other assets                                                  149,193         147,734
                                                           ----------      ----------
    Total assets                                           $3,752,592      $3,890,667
                                                           ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
  Current portion of long-term debt                        $   21,516      $   21,306
  Accounts payable                                            106,082          96,504
  Accrued closure, post-closure and environmental costs        41,938          38,853
  Other accrued liabilities                                   236,826         255,805
  Unearned revenue                                             48,511          53,928
                                                           ----------      ----------
    Total current liabilities                                 454,873         466,396
Long-term debt, less current portion                        2,118,927       2,190,313
Accrued closure, post-closure and environmental costs         205,982         207,968
Other long-term obligations                                    42,736          44,973
Commitments and contingencies
   Stockholders' equity                                       930,074         981,017
                                                           ----------      ----------
   Total liabilities and stockholders' equity              $3,752,592      $3,890,667
                                                           ==========      ==========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                         ALLIED WASTE INDUSTRIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands except for per share amounts; unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                      1998            1999
                                                      ----            ----
Revenues                                          $ 357,900       $ 408,045
Cost of operations                                  205,816         230,014
Selling, general and administrative expenses         39,680          33,809
Depreciation and amortization                        35,190          38,873
Goodwill amortization                                 6,333           8,771
Acquisition related and unusual costs                 2,456           1,116
                                                  ---------       ---------
  Operating income                                   68,425          95,462

Interest income                                        (184)           (375)
Interest expense                                     22,318          27,845
                                                  ---------       ---------
  Income before income taxes                         46,291          67,992
Income tax expense                                   14,727          27,537
                                                  ---------       ---------
  Net income                                      $  31,564       $  40,455
                                                  =========       =========

Basic EPS:
  Net income per share                            $    0.17       $    0.22
                                                  =========       =========
Weighted average common shares outstanding          181,578         186,403
                                                  =========       =========

Diluted EPS:
  Net income per share                            $    0.17       $    0.21
                                                  =========       =========
Weighted average common and common
   equivalent shares outstanding                    186,333         190,562
                                                  =========       =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                          ALLIED WASTE INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands; unaudited)

                                                                            Three Months Ended
                                                                                  March 31,
                                                                            --------------------
                                                                            1998            1999
                                                                            ----            ----
Operating activities --
 Net income .......................................................... $  31,564       $  40,455
 Adjustments to reconcile net income to cash
   provided by operating activities--
   Provisions for:
     Depreciation and amortization ..................................     41,523          47,644
     Non-cash acquisition related and unusual costs .................       --               571
     Doubtful accounts ..............................................        429           1,238
     Accretion of senior discount  notes ............................      7,195            --
     Deferred income taxes ..........................................      5,358          12,242
   Gain on sale of fixed assets ...................................         (515)         (1,643)
 Change in operating assets and liabilities, excluding the
 Effects of purchase acquisitions --
   Accounts receivable, prepaid expenses, inventories and other ...          (14)        (14,231)
   Accounts payable, accrued liabilities, unearned income
       and other ..................................................       13,698           5,887
   Closure and post-closure provision .............................        3,650           5,079
   Closure, post-closure and environmental expenditures ...........       (2,752)         (6,178)
                                                                       ---------       ---------
 Cash provided by operating activities ...............................   100,136          91,064
                                                                       ---------       ---------

Investing activities --
     Cash expenditures for acquisitions, net of cash acquired .......    (46,620)       (137,946)
     Capital expenditures, other than for acquisitions ..............    (43,671)        (23,923)
     Capitalized interest ...........................................    (16,325)        (16,029)
     Proceeds from sale of assets ...................................      1,322          17,299
     Change in deferred acquisition costs and notes receivable ......      4,933          (6,654)
                                                                       ---------       ---------
   Cash used in investing activities ...................................(100,361)       (167,253)
                                                                       ---------       ---------

Financing activities --
     Net proceeds from sale of common stock, and exercise of
       stock options and warrants .....................................    1,079           4,682
     Proceeds from long-term debt, net of issuance costs ............     59,411         158,924
     Repayments of long-term debt ...................................    (33,157)        (91,519)
     Other long-term  obligations ...................................     (8,209)          1,403
     Equity transactions of pooled companies ........................     (4,354)           --
                                                                       ---------       ---------
   Cash provided by financing activities ............................     14,770          73,490
                                                                       ---------       ---------

   Increase (decrease) in  cash and cash equivalents ................     14,545          (2,699)
   Cash and cash equivalents, beginning of period ...................     33,320          39,742
                                                                       ---------       ---------
   Cash and cash equivalents, end of period .........................  $  47,865       $  37,043
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

         The condensed consolidated financial statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 1998, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading when read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The condensed consolidated financial statements as of March 31, 1999 and for the three months ended March 31, 1998 and 1999 reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for such periods. The condensed consolidated financial statements and accompanying notes have also been restated to reflect acquisitions accounted for as poolings-of-interests in 1998 (See Note 2).

         Operating results for interim periods are not necessarily indicative of the results for full years. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Allied for the year ended December 31, 1998 and the related notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1999.

         There have been no significant additions to or changes in accounting policies of the Company since December 31, 1998. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 1998 in the Company's Annual Report on Form 10-K.

         Certain reclassifications have been made in prior period financial statements to conform to the current presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133 - "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, which is to be applied prospectively, is effective for the Company's quarter ending March 31, 2000. The Company is currently evaluating the impact of SFAS 133 on its future results of operations and financial position.

         During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5") Reporting on the Costs of Start-Up Activities. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The new statement is effective for fiscal years beginning after December 15, 1998. The Company adopted this statement effective January 1, 1999. Initial application of SOP 98-5 is required to be reported as the cumulative effect of a change in accounting. Adoption of this standard did not have an impact on the Company's financial position or results of operations.

                         ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


ACQUISITION RELATED AND UNUSUAL COSTS

         During the first quarter of 1999, the Company recorded a $1.1 million acquisition related and unusual charge for transaction and restructuring costs associated primarily with acquisitions accounted for as poolings-of-interest. Transaction costs include stock registration, legal, accounting, consulting, engineering and other direct third-party costs incurred to complete the acquisitions. Restructuring costs include employee termination and relocation, write down of fixed assets, lease termination and other one-time charges related to the acquisitions.

         During 1998, the Company implemented employee severance and restructuring plans in connection with acquisitions accounted for as poolings-of-interests. These plans and associated costs consist of the following:

         Restructuring and abandonment costs include costs to consolidate or relocate redundant operations and to transition to common information systems. Approximately $7.6 million and $5.5 million of restructuring costs were accrued at December 31, 1998 and March 31, 1999, respectively, and are expected to be paid in 1999.

         Employee severance and transition costs consist of termination payments made to employees of acquired companies based on change of control provisions in preexisting contracts and costs associated with severance payments under exit or integration plans implemented in connection with the acquisitions. The exit and integration plans call for the termination of approximately 800 employees who were performing managerial, sales, administrative support, maintenance and repair, or hauling and landfill operations duties. All employees were identified and notified of their severance or transition benefits at the time management approved the plan, which occurred at or around the time of the acquisitions, and as of March 31, 1999, substantially all employees identified had been terminated. Approximately $10.1 million and $6.9 million was accrued at December 31, 1998 and March 31, 1999, respectively, for amounts remaining to be paid in 1999.

         Employee severance and restructuring costs expensed during the first quarter of 1999 relating to plans implemented in 1998 were approximately $0.3 million.

STATEMENTS OF CASH FLOWS

         The non-cash transactions for the three months ended March 31, 1998 and 1999 are as follows (in thousands):

                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                1998        1999
                                                                ----        ----
Non-cash Transactions:
   Common stock issued in acquisitions ....................       6,971       1,571
   Debt and liabilities incurred or assumed
      in acquisitions .....................................      11,843      17,486

                         ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

         In the first quarter of 1999, the Company acquired two companies in transactions accounted for as poolings-of-interests. As the effect of these business combinations was not significant, prior period financial statements were not restated to include historical operating results of the acquired companies.

         In the first quarter of 1999, the Company sold certain assets for approximately $11.2 million. These assets were included in assets held for sale as of December 31, 1998.

         The following table summarizes acquisitions for the three months ended March 31, 1998 and 1999:

                                                                Three Months Ended
                                                                     March 31,
                                                              ----------------------
                                                              1998              1999
                                                              ----              ----
                                                                    (unaudited)
Number of businesses acquired and accounted for as:
  Poolings-of-interests ...........................              3                 2
  Purchases .......................................              8                17
Total consideration (in millions) .................     $     53.6        $    175.0
Shares of common stock issued .....................      1,025,957(1)      1,476,977(2)

__________

(1)  Includes 129,090 shares of contingently issuable common stock.
(2)  Includes 168,792 shares of contingently issuable common stock.

                         ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


UNAUDITED PRO FORMA INCOME STATEMENT DATA

         The following unaudited pro forma consolidated data for the year ended December 31, 1998 and the three months ended March 31, 1999 presents the results of operations of Allied as if the companies purchased and sold in 1998 and through March 31, 1999, had all occurred as of January 1, 1998. This data does not purport to be indicative of the results of operations of Allied that might have occurred during the periods indicated nor that might occur in the future (in thousands, except per share data).


                                                   December 31, 1998
                                                   -----------------
                                            Reported(1)         Pro Forma
                                            -----------         ---------
                                                               (unaudited)
Revenues ..........................      $   1,575,612       $   1,670,445
Net loss to common shareholders ...            (98,251)           (105,957)
Net loss per common share - basic .              (0.54)              (0.57)
Net loss per common share - diluted              (0.54)              (0.57)

                                                   March 31, 1999
                                                   --------------
                                             Reported        Pro Forma
                                             --------        ---------
                                                    (unaudited)
Revenues ...........................      $   408,045      $   409,152
Net income to common shareholders ..           40,455           40,118
Net income per common share - basic              0.22             0.22
Net income per common share -diluted             0.21             0.21

(1) Amounts have been restated to reflect acquisitions made during 1998 using the pooling-of-interests method of accounting for business combinations.

3.  ASSETS HELD FOR SALE

         The ability to successfully implement the Company's vertical integration business plan is a key consideration in determining whether the Company will continue to operate in a specific market. In the normal course of business, the Company has exited markets in which the execution of the vertical integration business plan was not practicable. In October 1998, the Company formalized plans to dispose of certain operating districts that represented non-core or non-integrated assets. The Company has entered into agreements to sell these assets and in accordance with Statement of Financial Accounting Standard 121 ("SFAS 121"), Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of recorded an impairment loss to reduce the carrying value of the assets to net realizable value including an accrual for the cost of disposal. In the first quarter of 1999, the Company completed the sale of approximately $11.2 million of these assets. The remaining sales are expected to be completed in the second quarter of 1999.

                         ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         The results of operations before depreciation and amortization of these operating districts included in consolidated operating income, in accordance with SFAS 121, was approximately $4.5 million in the first quarter of 1999. During the period from January 1, 1999 through March 31, 1999, the Company excluded from consolidated statements of operations, in accordance with SFAS 121, depreciation and amortization relating to assets held for sale in the amount of $2.6 million. At December 31, 1998 and March 31, 1999, the net assets subject to sale totaled $143.8 million and $132.5 million, respectively, which are classified as assets held for sale in current assets on the Condensed Consolidated Balance Sheets and are summarized as following (in thousands):

                                 December 31,       March 31,
                                      1998            1999
                                      ----            ----
Accounts receivable, net ..      $  16,608       $  14,962
Other current assets ......          4,460           2,252
Property and equipment, net         55,869          52,704
Goodwill, net .............        106,214          99,025
Other long-term assets ....          1,595           1,383
Current liabilities .......         (1,785)         (1,085)
Long-term liabilities .....        (39,211)        (36,711)
                                 ---------       ---------
Total net assets ..........      $ 143,750       $ 132,530
                                 =========       =========


4.    CLOSURE, POST-CLOSURE AND ENVIRONMENTAL COSTS

   Closure and post-closure costs --

         The net present value of the closure and post-closure commitment is calculated assuming inflation of 2.0% and a risk-free capital rate of 6.5%. Discounted amounts previously recorded are accreted to reflect the effects of the passage of time. The Company's current estimate of total future payments for closure and post-closure, in accordance with Subtitle D, is $1.2 billion, adjusted for inflation, as shown below, while the present value of such estimate is $396.5 million. At December 31,1998, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $154.5 million. The accruals reflect relatively young landfills whose estimated remaining lives, based on current waste flows, range from 1 to over 75 years, with an estimated average remaining life of greater than 30 years.

         The Company's estimate of total future payments for closure and post-closure liabilities as of December 31, 1998 for currently owned and operated landfills is as follows (in thousands):

     1999                $    28,938
     2000                     25,218
     2001                     13,264
     2002                     19,960
     2003                     20,646
     Thereafter            1,119,766
                         -----------
                         $ 1,227,792
                         ===========

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

                         ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5.  NET INCOME PER COMMON SHARE

         Net income per common share is calculated by dividing net income less dividend requirements on preferred stock by the weighted average number of common shares and common share equivalents outstanding during each period, as restated to reflect acquisitions accounted for as poolings-of-interests in 1998. The computation of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share data; unaudited):

                                                     Three Months Ended
                                                       March 31, 1999
                                                       --------------
                                                     1998          1999
                                                     ----          ----
Basic earnings per share computation:
Net income available to common shareholders      $ 31,564      $ 40,455
                                                 ========      ========
Weighted average common shares outstanding        181,578       186,403
                                                 ========      ========
Basic earnings per share ..................      $   0.17      $   0.22
                                                 ========      ========
Diluted earnings per share computation:
Net income available to common shareholders      $ 31,564      $ 40,455
                                                 ========      ========
Weighted average common shares outstanding        181,578       186,403
Effect of stock options and warrants,
    assumed exercisable ...................         3,916         2,655
Effect of shares assumed
    pursuant to hold-back arrangements ....           839         1,504
                                                 --------      --------
Weighted average common and common
    equivalent shares outstanding .........       186,333       190,562
                                                 ========      ========
Diluted earnings per share ................      $   0.17      $   0.21
                                                 ========      ========


6.  COMMITMENTS AND CONTINGENCIES

         The Company is subject to extensive and evolving laws and regulations and has implemented its own environmental safeguards to respond to regulatory requirements. In the normal course of conducting its operations, Allied may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgements against the Company which may have an impact on earnings for a particular period. Management expects that such matters in process at March 31, 1999 which have not been accrued in the consolidated balance sheet will not have a material adverse effect on the Company's consolidated liquidity, financial position or results from operations.

         In connection with the 1996 acquisition of substantially all of the non-hazardous solid waste management business conducted by Laidlaw Inc. ("Laidlaw"), Laidlaw disclosed to the Company the existence of a tax controversy relating to disallowed deductions in income tax returns with the United States Internal Revenue Service (the "IRS"). In the first quarter of 1999, Laidlaw negotiated a settlement of the tax case with the IRS. The total net after tax cash cost will be $226 million. The amount includes $121 million in taxes together with interest penalties of $161 million ($105 million after tax). The agreement satisfies assessments upheld in the tax court opinion received on July 1, 1998, in reference to the years 1986 through 1988, as well as claims asserted by the IRS for the six subsequent years (1989 through 1994) of a nine-year Netherlands-based financial program.

                         ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

                        December 31, 1998
                        -----------------
     1999                  $  12,629
     2000                     11,606
     2001                     10,462
     2002                      8,821
     2003                      9,239
     Thereafter               26,274


Rental expense under such operating leases was approximately $13.9 million, $2.8 million and $6.5 million for the year ended December 31, 1998, and the three months ended March 31, 1998 and 1999, respectively.

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

         The Company is also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to its landfill operations and collection contracts. These financial assurance requirements are satisfied by the Company issuing performance bonds, letters of credit, insurance policies or trust deposits to secure the Company's obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At March 31, 1999, the Company had outstanding approximately $448.5 million in financial assurance instruments, represented by $288.9 million of performance bonds, $135.3 million of insurance policies and $24.3 million of trust deposits. During 1999, the Company expects to be required to provide approximately $460 million in financial assurance obligations relating to its landfill operations and collection contracts. The Company expects that financial assurance obligations will increase in the future as it acquires and expands its landfill activities and that a greater percentage of the financial assurance instruments will be comprised of performance bonds and insurance policies.

                         ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


7.  SUMMARIZED FINANCIAL INFORMATION OF ALLIED WASTE NORTH AMERICA, INC.

         As discussed in Note 5 of the Company's Annual Report on Form 10-K, the $525 million of 10.25% senior subordinated notes due 2006 (the "1996 Notes") and the aggregate of $1.7 billion of senior notes consisting of $225 million 7 3/8% senior notes due 2004, $600 million 7 5/8% senior notes due 2006 and $875 million 7 7/8% senior notes due 2009 (the "1998 Senior Notes") issued by Allied Waste North America, Inc. ("Allied NA"; a wholly owned, consolidated subsidiary of the Company) are guaranteed by Allied and substantially all subsidiaries of the Company. The 1996 Notes were repaid in December 1998. The separate complete financial statements of Allied NA have not been included herein as management has determined that such disclosure is not material. However, summarized financial information for Allied NA and subsidiaries as of December 31, 1998 and March 31, 1999 is as follows (in thousands):

               SUMMARIZED CONSOLIDATED BALANCE SHEET INFORMATION

                                         December 31, 1998    March 31, 1999
                                         -----------------    --------------
                                                                (unaudited)
Current assets .......................      $   499,904       $   491,788
Property and equipment, net ..........        1,776,025         1,799,733
Goodwill, net ........................        1,327,470         1,451,412
Other non-current assets .............          149,193           147,734
Current liabilities ..................          445,528           466,396
Long-term debt, net of current portion        2,118,927         2,190,313
Due to parent ........................        1,083,515         1,170,970
Other long-term obligations ..........          268,407           252,941
Equity ...............................         (163,785)         (189,953)

          SUMMARIZED CONSOLIDATED STATEMENT OF OPERATIONS INFORMATION

                                          Three Months
                                        Ended March 31,
                                        ---------------
                                      1998          1999
                                      ----          ----
                                          (unaudited)
Revenue ....................      $357,900      $408,045
Operating costs and expenses       289,475       312,583
Operating income ...........        68,425        95,462
Net income .................        35,985        40,455

                         ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


8.  SEGMENT REPORTING

         The Company classifies its operations into six geographic regions:
Northeast, Southeast, Great Lakes, Midwest, Southwest and West United States. The Company's revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. The Company evaluates performance based on several factors, of which the primary financial measure is business segment earnings before depreciation and amortization ("EBITDA") before acquisition related and unusual costs and asset impairments. The accounting policies of the business segments are the same as those described in the Organization and Summary of Significant Accounting Policies (see Note 1). The tables below reflect certain geographic information relating to the Company's operations for the quarters ended March 31, 1998 and 1999 (in thousands):


                        North-        South-       Great                      South-
1998                     east          east        Lakes         Midwest        West          West         Other(1)        Total
                         ----          ----        -----         -------        ----          ----         --------        -----
Revenues from
   external
   customers ...      $ 51,107      $ 38,541      $112,284      $ 46,290      $ 30,892      $ 77,479      $  1,307       $357,900
Intersegment
   revenues ....         7,839         5,606        19,734        10,769         6,912         6,725          --           57,585
EBITDA before
   non-recurring
   charges(2) ..        11,950        10,882        36,670        19,309        12,316        23,877        (2,600)       112,404

1999
Revenues from
   external
   customer ....      $ 68,538      $ 39,542      $113,872      $ 48,271      $ 39,239      $ 97,324      $  1,259       $408,045
Intersegment
   revenues ....         8,940         9,360        33,302        11,587         9,759         9,624          --           82,572
EBITDA before
   non-recurring
   charges(2) ..        15,679        12,792        45,300        22,188        16,581        33,357        (1,675)       144,222

(1) Amounts relate primarily to the Company's subsidiaries which provide services throughout the organization and not on a regional basis.

(2) EBITDA before non-recurring charges excludes acquisition related and unusual costs and asset impairments.

                         ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


Reconciliation of reportable segment primary financial measure to operating income (amounts in thousands):

                                       Three Months Ended
                                            March 31,
                                            ---------
Operating income:                      1998          1999
-----------------                      ----          ----
Total EBITDA before
   non-recurring charges
   for reportable segments ..      $112,404      $144,222
Depreciation and amortization
   for reportable segments ..        41,523        47,644
Acquisition related and
   unusual costs ............         2,456         1,116
                                   --------      --------
   Operating income .........      $ 68,425      $ 95,462
                                   ========      ========

Percentage of Company's total revenue attributable to services provided:

                             Three Months Ended
                                 March 31,
                                 ---------
                              1998      1999
                              ----      ----
          Collection ...       57%       56%
          Transfer .....        6         7
          Landfill (1) .       28        31
          Other ........        9         6
                              ---       ---
          Total revenues      100%      100%
                              ===       ===

(1) The portion of collection revenues attributable to disposal charges for waste collected by the Company and disposed at the Company's landfills have been excluded from collection revenues and included in landfill revenues.

                         ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


9.       SUBSEQUENT EVENTS

         In March 1999, Allied and Browning-Ferris Industries, Inc. ("BFI") announced that they entered into a definitive merger agreement under which Allied will acquire BFI for $45 in cash per BFI common share, as well as assume approximately $1.8 billion in debt, in a transaction valued at approximately $9.1 billion. Allied has bank commitments to finance the acquisition consisting of $7 billion senior secured debt and $2.5 billion senior unsecured debt at interest rates ranging from Libor plus 2.50% to Libor plus 3.50%, and a commitment from Apollo Management IV, L.P., Blackstone Capital Partners III Merchant Banking Fund L.P. and other investors to purchase $1 billion of 6.5% convertible preferred stock. The transaction is structured as a merger of BFI with a subsidiary of Allied and is subject to the approval of BFI stockholders and other customary conditions. In April 1999, Allied and Stericycle, Inc. ("Stericycle") announced that they entered into a binding definitive agreement under which Stericycle will purchase all of the medical waste operations, which Allied intends to acquire from BFI for a purchase price of approximately $440 million. This transaction is subject to the consummation of Allied's acquisition of BFI and certain other conditions.

         Subsequent to March 31, 1999, the Company acquired solid waste companies representing approximately $122.6 million in annual revenues ($98.8 million, net of intercompany eliminations) for consideration of approximately $153.5 million comprised of cash and notes. Additionally, the Company completed the previously announced sales of certain non-core and non-integrated assets. These assets were classified as "Assets held for sale" in the consolidated balance sheets at December 31, 1998 and March 31, 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, included elsewhere herein.

INTRODUCTION

         The Company has experienced significant growth, a substantial portion of which has resulted from the acquisition of solid waste businesses. Since January 1, 1993, the Company has completed more than 185 acquisitions. In 1998, the Company acquired 54 businesses and, subsequent to 1998 through March 31, 1999, it has acquired 19 businesses. The Company's Condensed Consolidated Financial Statements have been restated to reflect the acquisition of companies accounted for using the pooling-of-interests method for business combinations in 1998. The results of operations for the acquisitions accounted for under the purchase method for business combinations are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable to its current results of operations.

         In June 1998, the Company completed the acquisition of the Rabanco Companies ("Rabanco") in a transaction accounted for using the pooling-of-interests method for business combinations. Rabanco provides solid waste collection, recycling, transportation and disposal services in the Pacific Northwest and generated annual revenue of approximately $160 million excluding the effects of the internalization of waste volumes.

         In August 1998, the Company acquired Illinois Recycling Services, Inc. and its affiliates ("Illinois Recycling") in a transaction accounted for using the pooling-of-interests method for business combinations. Illinois Recycling provides solid waste collection, recycling and transportation services primarily in the Chicago metro area and northern Indiana and generated annual revenue of approximately $80 million excluding the effects of the internalization of waste volumes.

         In October 1998, Allied acquired American Disposal Services, Inc. ("ADSI") in a transaction accounted for using the pooling-of-interests method for business combinations. ADSI is a vertically integrated solid waste management company providing collection, transfer, recycling and disposal services to approximately 485,000 customers in 12 states, primarily in the Midwest and Northeast United States and generated annual revenue of approximately $240 million, excluding the effects of the internalization of waste volumes.

         In December 1998, the Company completed a private offering of an aggregate of $1.7 billion of senior notes consisting of $225 million 7 3/8% senior notes due 2004 (the "Five Year Senior Notes"), $600 million 7 5/8% senior notes due 2006 (the "Seven Year Senior Notes") and $875 million 7 7/8% senior notes due 2009 (the "Ten Year Senior Notes", and together with the Five Year Senior Notes and the Seven Year Senior Notes, the "1998 Senior Notes"). The Company used the net proceeds from the 1998 Senior Notes to fund the purchase of the Company's $525 million of 10.25% senior subordinated notes due 2006 (the "1996 Notes") and $418 million face value 11.3% senior discount notes (the "Senior Discount Notes") pursuant to tender offers the Company commenced in November 1998, to repay borrowings outstanding under the Senior Credit Facility (as defined herein) and certain capital lease obligations, and for general corporate purposes.

         In March 1999, Allied and Browning-Ferris Industries, Inc. ("BFI") announced that they entered into a definitive merger agreement under which Allied will acquire BFI for $45 in cash per BFI common share, as well as assume approximately $1.8 billion in debt, in a transaction valued at approximately $9.1 billion. Allied has bank commitments to finance the acquisition consisting of $7 billion senior secured debt and $2.5 billion senior unsecured debt at interest rates ranging from Libor plus 2.50% to Libor plus 3.50%, and a commitment from Apollo Management IV, L.P., Blackstone Capital Partners III Merchant Banking Fund L.P. and other investors to purchase $1 billion of 6.5% convertible preferred stock. The transaction is structured as a merger of BFI with a subsidiary of Allied and is subject to the approval of BFI stockholders and other customary conditions. In April 1999, Allied and Stericycle, Inc. ("Stericycle") announced that they entered into a binding definitive agreement under which Stericycle will purchase all of the medical waste operations, which Allied intends to acquire from BFI for a purchase price of approximately $440 million. This transaction is subject to the consummation of Allied's acquisition of BFI and certain other conditions.


GENERAL

         Revenues. The Company's revenues are attributable primarily to fees charged to customers for waste collection, transfer, recycling and disposal services. The Company's collection services are generally provided under direct agreements with its customers or pursuant to contracts with municipalities. Commercial and municipal contract terms, where used, generally range from 1 to 5 years and commonly have automatic renewal options. The Company's landfill operations include both Company-owned landfills and those operated for municipalities for a fee. The Company is fully integrated in each geographic region in which it is located as it provides collection, transfer and disposal services. The following tables show for the periods indicated the percentage of the Company's total reported revenues attributable to services provided and revenues attributable to geographic regions. The following data have been restated to give effect to acquisitions that were accounted for using the pooling-of-interests method for business combinations.

                                            Three Months
                                               Ended
                   Year Ended December 31,    March 31,
                   1996     1997     1998       1999
                   ----     ----     ----       ----
Collection(1)        58%      57%      56%      56%
Transfer              6        7        7        7
Landfill (1)         26       26       30       31
Other                10       10        7        6
                    ---      ---      ---      ---
Total revenues      100%     100%     100%     100%
                    ===      ===      ===      ===


                                              Three Months
                                                  Ended
                     Year Ended December 31,    March 31,
                    1996     1997      1998       1999
                    ----     ----      ----       ----
Great Lakes           32%      32%       32%       28%
Midwest                9       13        12        12
Northeast             12       15        14        16
Southeast             14        9        10        10
Southwest              2       10        10        10
West                  31       21        22        24
                    ----     ----      ----       ---
Total revenues       100%     100%      100%      100%
                    ====     ====      ====       ===

_________

(1) The portion of collection and third-party transfer revenues attributable to disposal charges for waste collected by the Company and disposed at the Company's landfills has been excluded from collection and transfer revenues and included in landfill revenues.

         The Company's strategy is to develop vertically integrated operations to ensure internalization of waste it collects and thus realize higher margins from its operations. By disposing of waste at Company-owned and/or operated landfills, the Company retains the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 68% of Company-collected waste was disposed of at Company-owned and/or operated landfills as measured using volume in the first three months of 1999. In addition, transfer stations are an integral part of the disposal process. The Company locates its transfer stations in areas where its landfills are outside of the population centers in which it collects waste. Such waste is transferred to long-haul trailers or railcars and transported to its landfills.

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

         In connection with potential acquisitions, the Company incurs and capitalizes certain transaction costs and integration costs which include stock registration, legal, accounting, consulting, engineering and other direct costs. When an acquisition is completed and is accounted for using the pooling-of-interests method for business combinations, these costs are charged to the statement of operations as acquisition related costs. When a completed acquisition is accounted for using the purchase method for business combinations, these costs are capitalized. The Company routinely evaluates capitalized transaction and integration costs, and expenses those costs related to acquisitions not likely to occur. Indirect acquisition costs, such as executive salaries, general corporate overhead and other corporate services, are expensed as incurred.

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

         The net present value of the closure and post-closure commitment is calculated assuming inflation of 2.0% and a risk-free capital rate of 6.5%. Discounted amounts previously recorded are accreted to reflect the effects of the passage of time. The Company's current estimate of total future payments for closure and post-closure is $1.2 billion, adjusted for inflation, while the present value of such estimate is $396.5 million. At December 31, 1998 and March 31, 1999, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $154.5 million and $156.5 million. The accruals reflect relatively young landfills with estimated remaining lives, based on current waste flows, that range from approximately 1 to over 75 years, and an estimated average remaining life of greater than 30 years.

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

         VALIDATION. Validation included testing and verifying the performance, functionality, and integration of the system after Year 2000 modifications were made. During the first quarter of 1999, the Company successfully completed the validation of the modifications made to the information technology-related systems.

         IMPLEMENTATION. Implementation of the Company's plan includes both information technology-related systems and non-information technology areas.

                  Information technology-related systems. The Company has begun implementing modifications to its information systems. To date, two of the Company's six regions has been converted to the modified applications. The Company intends to complete the implementation of all modified information systems, vendor supplied Local Area Network ("LAN") applications, and LAN operating-systems patches by the end of the second quarter of 1999.

                  Non-Information technology areas. The Company plans to modify necessary non-information technology equipment and systems, establish contingency plans, and update existing disaster recovery plans throughout 1999.


         Upon completion of its Year 2000 plan in 1999, the Company expects to be Year 2000 compliant and expects to have no material exposure with respect to information technology-related systems. Companies acquired during 1999 will be converted to Allied's Year 2000 compliant information technology-related systems in a timely manner subsequent to acquisition. With respect to non-information technology areas, it is uncertain what risks are associated with the Year 2000 issue and any risks that may be identified could have a material, adverse effect on the Company's business, financial condition, results of operations and cash flows. There can be no assurances that the information systems of customers and vendors on which the Company relies will be Year 2000 compliant in a timely manner and will not have a material and adverse effect on the Company's business, financial condition, results of operations and cash flow.

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1999

         The following table sets forth the percentage relationship that the various items bear to revenues and the percentage change in dollar amounts for the periods indicated. The statement of operations data have been restated to give effect to acquisitions that were accounted for using the pooling-of-interests method for business combinations during 1998. See Note 2 to the Company's Condensed Consolidated Financial Statements.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                                           1999
                                                                         Compared
                                                                         to 1998
                                                                         % Change
                                                     1998        1999    in Amounts
                                                     ----        ----    ----------
STATEMENT OF OPERATIONS DATA:
Revenues ...................................        100.0%      100.0%      14.0%
Cost of operations .........................         57.5        56.4       11.8
Selling, general and administrative expenses         11.1         8.3      (14.9)
Depreciation and amortization expense ......         11.6        11.7       14.7
Acquisition related and unusual costs ......          0.7         0.3      (54.6)
                                                    -----       -----
 Operating income ..........................         19.1        23.3       39.5
Interest expense, net ......................          6.2         6.7       24.4
Income tax expense .........................          4.1         6.7       87.0
                                                    -----       -----
 Net income ................................          8.8%        9.9%      28.2%
                                                    =====       =====

  Revenues. Revenues in 1999 were $408.0 million compared to $357.9 million in 1998, an increase of 14.0%. The increase in revenues attributable to existing operations ("Internal Growth") was 7%, with approximately 3% attributable to net volume increases and approximately 4% attributable to price increases. The additional revenue growth is attributable to companies acquired, net of revenues sold, subsequent to the end of the same period in the prior year.

  Cost of Operations. Cost of operations in 1999 was $230.0 million compared to $205.8 million in 1998, an increase of 11.8%. The increase in cost of operations was primarily attributable to the increase in revenues described above. As a percentage of revenues, cost of operations decreased to 56.4% in 1999 from 57.5% in 1998. The 1998 operating margin decreased from the previously reported margin due to the restatements for companies acquired subsequent to March 31, 1998 and accounted for using the pooling-of-interests method for business combinations. The operating margin was favorably impacted by increased volumes at the landfills and other cost savings from the integration of acquisitions.

  Selling, General and Administrative Expenses. SG&A expenses in 1999 were $33.8 million compared to $39.7 million in 1998, a decrease of 14.9%. As a percentage of revenues, SG&A decreased to 8.3% in 1999 compared to 11.1% in 1998. The 1998 SG&A expense increased from the previously reported amount due to the restatements for companies acquired subsequent to March 31, 1998 and accounted for using the pooling-of-interests method for business combinations. The 1999 SG&A expense decreased due to cost savings from the integration of businesses acquired. Additionally, the decrease in SG&A as a percentage of revenues can be attributed to the continued increase in revenues while reducing overhead costs.

  Depreciation and amortization. Depreciation and amortization in 1999 was $47.6 million compared to $41.5 million in 1998, an increase of 14.7%. The increase in depreciation and amortization is primarily the result of acquisitions. Excluded from depreciation and amortization expense in the first quarter of 1999 is approximately $2.6 million associated with certain assets that have been held for sale since the beginning of the fourth quarter of 1998. Adjusting for the suspended depreciation and amortization associated with assets held for sale, depreciation and amortization would have been approximately $50.2 million. The increase in depreciation and amortization expense was due to an increase in goodwill of approximately $318 million, increased internalized landfill tonnage and increased capital expenditures in 1998.

  Acquisition related and unusual costs. During the first quarter of 1999, the Company recorded a $1.1 million acquisition related and unusual charge for transaction and restructuring costs associated primarily with acquisitions accounted for as poolings-of-interest. Transaction costs include stock registration, legal, accounting, consulting, engineering and other direct third-party costs incurred to complete the acquisitions. Restructuring costs include employee termination and relocation, write down of fixed assets, lease termination, and other one-time charges related to the acquisitions.

         During 1998, the Company recorded acquisition related and unusual charges in connection with acquisitions accounted for as poolings-of-interests. These plans and associated costs consist of the following:

         Restructuring and abandonment costs include costs to consolidate or relocate redundant operations and to transition to common information systems. Approximately $7.6 million and $5.5 million of restructuring costs were accrued at December 31, 1998 and March 31, 1999, respectively, and are expected to be paid in 1999.

         Employee severance and transition costs consist of termination payments made to employees of acquired companies based on change of control provisions in preexisting contracts and costs associated with severance payments under exit or integration plans implemented in connection with the acquisitions. The exit and integration plans call for the termination of approximately 800 employees who were performing managerial, sales, administrative support, maintenance and repair, or hauling and landfill operations duties. All employees were identified and notified of their severance of transition benefits at the time management approved the plan, which occurred at or around the time of the acquisitions, and as of March 31, 1999, substantially all employees identified had been terminated. Approximately $10.1 million and $6.9 million was accrued at December 31, 1998 and March 31, 1999, respectively, for benefits remaining to be paid in 1999.

         Employee severance and restructuring costs expensed during the first quarter of 1999 relating to plans implemented in 1998 were approximately $0.3 million.

  Net interest expense. Net interest expense was $27.5 million in 1999 compared to $22.1 million in 1998, an increase of 24.4%. Interest expense increased due to an increase in the average outstanding debt due primarily to acquisitions completed since March 31, 1998 and the refinancing of the 1996 Notes and the Senior Discount Notes. This increase was partially offset by a reduction in the average interest rate due to the issuance of the 1998 Senior Notes in December 1998. Additionally, capitalized interest decreased to $16.0 million in 1999 compared to $16.3 million in 1998.

  Income taxes. Income taxes reflect a 40.5% effective income tax rate in 1999 and 31.8% in 1998. The increase is primarily caused by the income tax accounting effects of applying the pooling-of-interests method of accounting for business combinations (including the initial recording of deferred income taxes and non-deductible transaction costs, partially offset by the absence of income taxes on S-Corporation pre-combination earnings). The first quarter 1999 effective tax rate of 40.5% deviates from the federal statutory rate of 35% due to the effects of differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has satisfied its acquisition, capital expenditure and working capital needs primarily through bank financing and public offerings and private placements of debt and equity securities. Between December 1996 and March 31, 1999, the Company has completed debt financings in excess of $3.5 billion.

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

         During the three months ended March 31, 1998 and 1999, the Company's cash flows from operating, investing and financing activities were as follows (in millions):

                                                                    Three Months Ended
                                                                          March 31,
                                                                          ---------
                                                                      1998         1999
                                                                      ----         ----
OPERATING ACTIVITIES:
Net income .................................................      $   31.6     $   40.5
Non-cash operating expenses(1) .............................          58.1         66.7
Gain on sale of assets .....................................          (0.5)        (1.6)
Increase (decrease) in operating assets and liabilities, net          10.9        (14.5)
                                                                  --------     --------
Cash provided by operating activities ......................         100.1         91.1
                                                                  --------     --------

INVESTING ACTIVITIES:
Cost of acquisitions, net of cash acquired .................         (46.6)      (138.0)
Capital expenditures .......................................         (60.0)       (39.9)
Proceeds from sale of assets ...............................           1.3         17.3
Other ......................................................           4.9         (6.7)
                                                                  --------     --------
Cash used for investing activities .........................        (100.4)      (167.3)
                                                                  --------     --------

FINANCING ACTIVITIES:
Net proceeds from sale and
   redemption of preferred stock and common stock ..........           1.1          4.7
Net proceeds from long-term debt ...........................          59.4        158.9
Payments of long-term debt .................................         (33.1)       (91.5)
Other ......................................................         (12.6)         1.4
                                                                  --------     --------
Cash provided by financing activities ......................          14.8         73.5
                                                                  --------     --------
Increase (decrease) in cash ................................      $   14.5     $   (2.7)
                                                                  ========     ========

__________________

(1) Consists principally of provisions for depreciation and amortization, allowance for doubtful accounts, potentially unrealizable acquisition costs and deferred income taxes.

         As of March 31, 1999, the Company had cash and cash equivalents of $37.0 million. The Company's capital expenditure and working capital requirements have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to pursue its business strategy. During the three months ended March 31, 1999, the Company acquired solid waste operations representing approximately $106.9 million in annual revenues ($92.1 million net of intercompany eliminations), and sold operations representing approximately $6.0 million in annual revenue. Net consideration of approximately $175.0 million comprised of cash, notes and Common Stock, was paid in these transactions. Subsequent to March 31, 1999, the Company acquired solid waste companies representing approximately $122.6 million in annual revenues ($98.8 million net of intercompany eliminations) for approximately $153.5 million comprised of cash and notes. Additionally, the Company sold operations representing approximately $91.6 million in annual revenues for approximately $124.9 million in cash. For the calendar year 1999, the Company expects to spend approximately $315 million for capital expenditures, closure and post-closure, and remediation expenditures relating to its landfill operations. As the Company continues to acquire waste operations in 1999, additional capital amounts will be required during 1999 for the acquisition of businesses and the capital expenditure requirements related to those acquired businesses.

         On March 31, 1999, the Company's debt structure consisted primarily of $1.7 billion of the 1998 Senior Notes and $300 million outstanding under the Term Loan Facility (as defined herein) and $74 million under the Revolving Credit Facility. As of March 31, 1999 there is aggregate availability under the Revolving Credit Facility of approximately $667 million to be used for working capital, letters of credit, acquisitions and other general corporate purposes. The indentures relating to the 1998 Senior Notes and the Credit Agreement contain financial and operating covenants and restrictions on the ability of the Company to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. A substantial portion of the Company's available cash will be required to be applied to service indebtedness. Currently, on an annualized basis, this is expected to include approximately $214.9 million in annual principal and interest payments.

         The Company is also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to its landfill operations and collection contracts. These financial assurance requirements are satisfied by the Company issuing performance bonds, letters of credit, insurance policies or trust deposits to secure the Company's obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At March 31, 1999, the Company had outstanding approximately $448.5 million in financial assurance instruments, represented by $288.9 million of performance bonds, $135.3 million of insurance policies and $24.3 million of trust deposits. During 1999, the Company expects to be required to provide approximately $460 million in financial assurance obligations relating to its landfill operations and collection contracts. The Company expects that financial assurance obligations will increase in the future as it acquires and expands its landfill activities and that a greater percentage of the financial assurance instruments will be comprised of performance bonds and insurance policies.

         The Company has lease facilities (the "Lease Facilities") that allow it to enter into equipment leases at rates ranging from similar term treasury note rates plus 1.55% for terms of 36 to 84 months. The Company has equipment leases outstanding at December 31, 1998 and March 31, 1999 of $36.6 million and $34.8 million, respectively.

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

         The Company's ability to meet future capital expenditure and working capital requirements, to make scheduled payments of principal, to pay interest, or to refinance its indebtedness, and to fund capital amounts required for the acquisition of businesses and the expansion of existing businesses depends on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond its control. Based upon the current level of operations and anticipated growth, management of the Company believes that available cash flow, together with available borrowing under the Credit Agreement, the Lease Facilities and other sources of liquidity, will be adequate to meet the Company's anticipated future requirements for working capital, letters-of-credit, capital expenditures, scheduled payments of principal and interest on debt incurred under the Credit Agreement, interest on the 1998 Senior Notes, and capital amounts required for acquisitions and expansion. However, the principal payment at maturity on the 1998 Senior Notes (beginning in 2004) may require refinancing. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future financings will be available in an amount sufficient to enable the Company to service its indebtedness or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms if at all. Additionally, depending on the timing, amount and structure of any future acquisitions and the availability of funds under the Credit Agreement, the Company may need to raise additional capital to fund the acquisition and integration of additional solid waste businesses. The Company may raise such funds through additional bank financings or public or private offerings of its debt and equity securities. There can be no assurance that the Company will be able to secure such funding, if necessary, on favorable terms, if at all. If the Company is not successful in securing such funding, the Company's ability to pursue its business strategy may be impaired and results of operations for future periods may be negatively affected.

SIGNIFICANT FINANCING EVENTS

         In June 1998, the Company repaid $486.8 million outstanding under the 1997 Credit Agreement and entered into a new credit agreement (the "Credit Agreement"). The Credit Agreement provides a $800 million five year senior secured revolving credit facility (the "Revolving Credit Facility") and a $300 million five year senior secured term loan facility (the "Term Loan Facility" and together with the Revolving Credit Facility, the "Senior Credit Facility"). The Term Loan Facility is a funded, amortizing senior secured term loan with annual principal payments increasing from $75 million in 2001, to $105 million in 2002, and to $120 million in 2003. Principal under the Revolving Credit Facility is due upon maturity

         In addition to the scheduled principal payments above, the Company is also required to make mandatory prepayments on the Senior Credit Facility equal to 75% or 50% of the net proceeds from certain debt issues and up to 75% or 50% of the net proceeds from the sale of assets if the Company's Leverage Ratio, as defined in the Credit Agreement, exceeds 4.5 to 1.0 or 4.0 to 1.0, respectively. Mandatory prepayments shall be applied first to the outstanding revolving credit advances and Term Loans pro rata based on outstandings, until no revolving credit advances are outstanding, and then to repay outstanding Term Loans.

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

         The Credit Agreement contains certain financial covenants including, but not limited to, a Total Debt to EBITDA ratio, a Fixed Charge Coverage ratio, and an Interest Expense Coverage ratio, all terms as defined in the Credit Agreement. In addition, the Credit Agreement also limits the Company's ability to make acquisitions, purchase fixed assets above certain amounts, pay dividends, incur additional indebtedness and liens, make optional prepayments on certain subordinated indebtedness, make investments, loans or advances, enter into certain transactions with affiliates or enter into a merger, consolidation or sale of all or a substantial portion of the Company's assets. The Company is in compliance with all applicable covenants at March 31, 1999.

         In December 1998, Allied NA issued an aggregate of $1.7 billion of senior notes consisting of $225 million 7 3/8% senior notes due 2004 (the "Five Year Senior Notes"), $600 million 7 5/8% senior notes due 2006 (the "Seven Year Senior Notes"), and $875 million 7 7/8% senior notes due 2009 (the "Ten Year Senior Notes" and collectively the "1998 Senior Notes") in a Rule 144A offering which was subsequently registered for public trading with the Securities and Exchange Commission (the "SEC") in January, 1999. The Company used the net proceeds from the 1998 Senior Notes to fund the purchase of all of the outstanding 1996 Notes and Senior Discount Notes, to repay borrowings outstanding under the Senior Credit Facility and certain capital lease obligations, and for general corporate purposes. The Five Year Senior Notes and Seven Year Senior Notes will be redeemable, at the option of the Company, in whole or from time to time in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to maturity on a semi-annual basis at the treasury yield plus 50 basis points, plus in each case accrued but unpaid interest to but excluding the date of redemption. The Ten Year Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after January 1, 2004 in cash at the redemption price plus accrued and unpaid interest to but excluding the date of redemption. Prior to January 1, 2004, the Ten Year Senior Notes will be redeemable, at the option of the Company, in whole or in part, at any time, in cash, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to maturity on a semi-annual basis at the treasury yield plus 50 basis points, plus accrued but unpaid interest to but excluding the date of redemption. In addition, at any time prior to January 1, 2002, the Company may on any one or more occasions redeem up to 33 1/3% of the aggregate principal amount of Ten Year Senior Notes originally issued at a redemption price equal to 107.9% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of one or more public offerings of capital stock; provided that the notice of redemption with respect to any such redemption is mailed within 30 days following the closing of the corresponding public offering. The 1998 Senior Notes will not be subject to any redemption at the option of any holder thereof prior to the final maturity of such notes except as set forth in the applicable indenture. The 1998 Senior Notes are guaranteed by the Company and substantially all of Allied NA's current and future subsidiaries, the guarantees of which are expressly subordinated to the guarantees of Allied NA's Credit Agreement.

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

         Competition. The solid waste collection and disposal business is highly competitive and requires substantial amounts of capital. The Company competes with numerous waste management companies, some of which have significantly larger operations and greater resources than the Company. The Company also competes with those counties and municipalities that maintain their own waste collection and disposal operations. Forward Looking Statements assume that the Company will be able to effectively compete with the other waste management companies and municipalities.

         Availability of Acquisition Targets. The Company's ongoing acquisition program is a key element of its expansion strategy. In addition, obtaining landfill permits has become increasingly difficult, time consuming and expensive. There can be no assurance that the Company will succeed in obtaining landfill permits or locating appropriate acquisition candidates that can be acquired at price levels that the Company considers appropriate and that reflects historical prices. The Forward Looking Statements assume that a number of acquisition candidates and landfill properties sufficient to meet the Company's goals will be available for purchase and that the Company will be able to complete the acquisitions at prices that the Company has experienced in the past two years.

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

SEASONALITY

         The Company believes that its collection, transfer and landfill operations can be adversely affected by protracted periods of inclement weather which could delay the development of landfill capacity or transfer of waste and/or reduce the volume of waste generated.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to interest rate risk on its long-term debt. Although no exposure exists with respect to the Company's fixed rate long-term corporate debt instruments, the Company runs the risk of interest rate fluctuations with respect to its Libor variable rate Senior Credit Facility at December 31, 1998. To modify the risk from these interest rate fluctuations, the Company enters into hedging transactions that have been authorized pursuant to the Company's policies and procedures. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives. The following table sets forth, as of December 31, 1998, the Company's long-term debt obligations, principal cash flows by scheduled maturity, average interest rate and estimated fair market value (amounts in thousands, except interest rates):

                                  Senior Credit       Average
                                    Facility       Interest Rate
                                    --------       -------------
          1999                     $     --
          2000                             --
          2001                         75,000
          2002                        105,000
          2003                        120,000
          Thereafter                      --
                                   ----------
          Total                    $  300,000           6.0%
                                   ==========
          Estimated Fair Value
          at December 31, 1998     $  300,000
                                   ==========

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

   Notional                                                                                          Fair
  Principal                    Interest                  Underlying                   Interest   Market Value
(in thousands)   Maturity        Paid                    Obligations                  Received   in thousands)
--------------   --------        ----                    -----------                  --------   -------------
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

MARKET PRICE RISK

         The Company has risk exposure associated with the market price on the 1998 Senior Notes. The 1998 Senior Notes are recorded at book value, which could vary from current market prices. At December 31, 1998, the 1998 Senior Notes had a value of $1.7 billion based on quoted average market prices.

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

4.23     Form of Series B Five Year Notes (included in Exhibit 4.22). Exhibit
         4.3 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.

4.24 Seven Year Series Supplement Indenture relating to the 1998 Seven Year Notes, dated December 23, 1998, among the Company, the Guarantors and the Trustee. Exhibit 4.4 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.

4.25     Form of Series B Seven Year Notes (included in Exhibit 4.24). Exhibit
         4.5 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.

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

*10.9 Executive Employment Agreement between the Company and with Thomas H. Van Weelden dated January 1, 1999.

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

*10.12 Executive Employment Agreement between the Company and with Donald W. Slager dated January 1, 1999.

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

*10.22 Equity Commitment Letter dated March 7, 1999 among the Company, Apollo Management IV, L.P., Blackstone Management Associates III L.L.C., Greenwich Street Investments II, L.L.C., DLJMB Funding, Inc., DLJ Merchant Banking II, Inc., DLJ Diversified Partners, Inc., and DLJ LBO Plans Management Corporation.

*10.23 Side Letter Agreement between the Company, Apollo Investors II, L.P., Apollo Capital Management II, Inc., Blackstone Management Associates II, L.L.C., and Blackstone Management Associates III, L.L.C.

*12      Ratio of earnings to fixed charges.

*27      Financial Data Schedule for the three months ended March 31, 1999.

*        Filed herewith.

REPORTS ON FORM 8-K DURING THE QUARTER ENDED MARCH 31, 1999

        March 8, 1999      The Company's Current Report on Form 8-K reports the
                           merger agreement between Allied Waste Industries, Inc. and Browning-Ferris Industries, Inc. under which
                           Allied will acquire Browning-Ferris Industries, Inc.
                           for $45.00 in cash per Browning-Ferris Industries, Inc. common share.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ALLIED WASTE INDUSTRIES, INC.

                                  By: /s/  HENRY L. HIRVELA
                                      -----------------------------------------
                                                  Henry L. Hirvela
                                      Vice President and Chief Financial Officer
                                           (Principal Financial Officer)



                                  By: /s/  PETER S. HATHAWAY
                                      -----------------------------------------
                                                 Peter S. Hathaway
                                     Vice President and Chief Accounting Officer
                                           (Principal Accounting Officer)

Date:  May 14, 1999

                                 EXHIBIT INDEX



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

4.23     Form of Series B Five Year Notes (included in Exhibit 4.22). Exhibit
         4.3 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.

4.24 Seven Year Series Supplement Indenture relating to the 1998 Seven Year Notes, dated December 23, 1998, among the Company, the Guarantors and the Trustee. Exhibit 4.4 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.

4.25     Form of Series B Seven Year Notes (included in Exhibit 4.24). Exhibit
         4.5 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.

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

*10.9 Executive Employment Agreement between the Company and with Thomas H. Van Weelden dated January 1, 1999.

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

*10.12 Executive Employment Agreement between the Company and with Donald W. Slager dated January 1, 1999.

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

*10.22 Equity Commitment Letter dated March 7, 1999 among the Company, Apollo Management IV, L.P., Blackstone Management Associates III L.L.C., Greenwich Street Investments II, L.L.C., DLJMB Funding, Inc., DLJ Merchant Banking II, Inc., DLJ Diversified Partners, Inc., and DLJ LBO Plans Management Corporation.

*10.23 Side Letter Agreement between the Company, Apollo Investors II, L.P., Apollo Capital Management II, Inc., Blackstone Management Associates II, L.L.C., and Blackstone Management Associates III, L.L.C.

*12      Ratio of earnings to fixed charges.

*27      Financial Data Schedule for the three months ended March 31, 1999.

*        Filed herewith.