Form 10-K/A
period 1998-12-31
ALLIED WASTE INDUSTRIES INC
filed 1999-07-13
CIK 848865

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                      -----

                                    FORM 10-K/A
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Item 6.  Selected Financial Data


     The selected financial data presented below as of December 31, 1994 and 1995 and for the year ended December 31, 1994 are derived from the Company's Consolidated Financial Statements, which have not been audited subsequent to being restated for business combinations accounted for as poolings-of-interests consummated in 1998. The selected financial data presented below as of December 31, 1996, 1997 and 1998 and for the four years ended December 31, 1998 are derived from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP and have been restated to give effect to transactions accounted for using the pooling-of-interests method for business combinations. See Note 2 to the Company's Consolidated Financial Statements. These selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the notes thereto, included elsewhere herein. The Company has not paid dividends on its Common Stock, does not anticipate paying any dividends on its Common Stock in the foreseeable future, and is prohibited under the terms of the Company's long-term indebtedness from paying such dividends. All amounts are in thousands except per share amounts and percentages.



                                                    1994            1995          1996          1997           1998
                                                    ----            ----          ----          ----           ----
Statement of Operations Data:                   (unaudited)
Revenues ...........................         $   506,604        $  580,784   $   619,548   $  1,340,661  $   1,575,612
Cost of                                          341,466           366,980       386,001        777,289        892,273
Operations..........................
Selling, general and
  administrative expenses...................      95,006            97,031       102,416        177,396        155,835
Depreciation and
  amortization expense......................      40,966            55,414        67,823        158,238        179,965
Acquisition related and
  unusual costs(1)..........................       2,100             1,531        96,508          3,934        247,902
Asset impairments(2)........................         --                 --           --             --          69,714
                                             -----------       -----------   -----------   ------------  -------------
Operating income (loss).....................      27,066            59,828      (33,200)        223,804         29,923
Interest income.............................     (2,127)             (735)       (2,479)        (1,765)        (4,030)

Interest expense............................      21,701            20,443        21,347        108,045         88,431
                                             -----------       -----------   -----------   ------------  -------------
Income (loss) before income taxes ..........       7,492            40,120      (52,068)        117,524       (54,478)
Income tax expense ..........................        910             10,904           354         40,277         43,773
                                             -----------       -----------   -----------   ------------  -------------
Income (loss) before extraordinary
  item .....................................       6,582            29,216      (52,422)         77,247       (98,251)
Extraordinary   loss,   net  of  income  tax
benefit(3)..................................     (3,029)             (908)      (13,887)       (53,205)      (124,801)
                                             -----------       -----------   -----------   ------------  -------------
Net income (loss) ..........................       3,553            28,308      (66,309)         24,042      (223,052)
Preferred dividends.........................      (3,773)           (4,070)      (1,073)           (381)            --

Conversion fee on equity
  securities converted(4)...................         --            (2,151)            --             --             --
                                             -----------       -----------   -----------   ------------  -------------
Net income (loss) available
  to common shareholders.................... $      (220)     $    22,087   $  (67,382)   $     23,661  $   (223,052)
                                             ===========       ===========   ===========   ============  =============
Basic EPS:
  Income (loss) before
    extraordinary loss...................... $     0.03        $      0.21   $    (0.40)   $     0.47    $      (0.54)
  Extraordinary loss........................      (0.03)             (0.01)       (0.11)        (0.33)          (0.68)
                                             -----------       -----------   -----------   ------------  -------------
  Income (loss)............................. $       --        $      0.20   $    (0.51)   $      0.14   $      (1.22)
                                             ===========       ===========   ===========   ============  =============
Weighted average common shares..............     106,270           112,162       132,967       164,888        182,796
                                             ===========       ===========   ===========   ============  ============




                                                                      Year Ended December 31,
                                               ----------------------------------------------------------------------
                                                 1994          1995          1996          1997          1998
                                                 ----          ----          ----          ----          ----
Diluted EPS:                                  (unaudited)

Income (loss) before
    extraordinary loss...................... $    0.02     $     0.20    $   (0.40)    $     0.44    $   (0.54)

Extraordinary loss..........................     (0.02)        (0.01)        (0.11)        (0.30)        (0.68)
                                             ----------    ----------    ----------    ----------    ----------
Income (loss)............................... $      --     $    0.19     $  (0.51)     $     0.14    $   (1.22)
                                             ==========    ==========    ==========    ==========    ==========
Weighted average common and
  common equivalent shares..................    113,625       115,903       132,967       172,958       182,796
                                             ==========    ==========    ==========    ==========    ==========

Balance Sheet Data:

                                                                             December 31,
                                              ----------------------------------------------------------------------------
                                                   1994            1995           1996            1997            1998
                                                   ----            ----           ----            ----            ----
                                                      (unaudited)
Cash and cash equivalents .................. $     19,100    $     26,038   $     70,015    $     33,320    $     39,742
Working capital (deficit) ..................     (15,840)        (47,211)         26,410        (75,054)          45,031
Property and equipment, net ................      328,160         497,284        932,110       1,583,133       1,776,025
Costs in excess of net assets acquired .....       79,503          90,301        888,648       1,082,750       1,327,470
Total assets ...............................      568,207         763,979      2,662,200       3,073,820       3,752,592
Total long-term debt,
  net of current portion ...................      255,665         304,114      1,283,327       1,492,360       2,118,927
Stockholders' equity .......................      135,667         223,333        385,218         962,465         930,074
Long-term debt to
   Total capitalization ....................          65%             58%            77%             61%             69%


-----------------------


(1) During 1998 the Company recorded acquisition related and unusual charges in the amount of $247.9 million. These charges primarily relate to acquisitions accounted for as poolings-of-interests and management's changes in strategic plans and restructuring resulting from the acquisitions. The charges consist of transaction or deal costs, employee severance and transition costs, changes in estimates relating to environmental or legal matters, restructuring costs related to the consolidation or relocation of operations, costs for the abandonment or sale of non-revenue producing assets, and provisions for losses on contractual obligations.

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


     Closure and post-closure costs represent the Company's financial commitment for the regulatory required costs associated with its future obligations for final closure, which is the closure of a cell of a landfill once the cell is no longer receiving waste, and post-closure monitoring and maintenance of landfills, which is usually required for up to 30 years after a landfill's final closure. Closure and post-closure requirements are established under the standards of Subtitle D as implemented on a state-by-state basis. Closure and post-closure accruals are based on estimates for capping and cover of the landfill, methane gas control, leachate management and groundwater monitoring, and other operational and maintenance costs to be incurred after the site discontinues accepting waste. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by the Company for which it is responsible for closure and post-closure.

     Closure and post-closure liabilities are accrued and charged to expense based on accepted tonnage as landfill airspace is consumed to ensure that the total closure and post-closure obligations are fully accrued for each landfill at the time that the site discontinues accepting waste and is closed. For landfills purchased, the Company assesses and accrues a closure and post-closure liability at the time the Company assumes closure responsibility based upon the estimated closure and post-closure costs and the percentage of airspace utilized as of the date of acquisition. After the date of acquisition, closure and post-closure costs are accrued and charged to expense as airspace is consumed. Estimated closure and post-closure liabilities are updated annually based on assessments performed by in-house and independent environmental engineers and are approved by management. Such costs may change in the future as a result of permit modifications or changes in legislative or regulatory requirements.

     Closure and post-closure cost estimates are accrued based on the present value of the future obligation. Discounting of future costs is applied where the Company believes that both the amounts and timing of related payments are reliably determinable. The Company periodically updates its estimates of future closure and post-closure costs. The impact of changes which are determined to be changes in estimates are accounted for on a prospective basis.


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


     Year 2000 Systems Modifications. Certain computer program software has been written using two digits rather than four digits to define the applicable year. If left uncorrected, a system failure or miscalculations causing disruptions of operations could result. The Company is implementing a formal plan which will require programming modifications to ensure the Company's systems will operate properly in the year 2000 ("Year 2000"). This plan includes four phases consisting of awareness, assessment and renovation, validation and implementation. In management's opinion, the scope of Year 2000 systems modifications will not be extensive and the costs associated with addressing them are not expected to exceed $300,000. No other information technology projects have been deferred due to Year 2000 efforts.


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


               Information technology-related systems. To date, the Company has assessed all information technology-related systems, which includes hardware, applications software, operating systems and databases. The Company's general ledger, accounts payable and fixed asset systems have been vendor certified as to their Year 2000 compliance. Modifications were necessary and have been made to the customer billing and operations support systems. The Company's core business systems, including general ledger, accounts payable, fixed assets, customer billing and operations support, function properly with respect to dates in the year 2000.

               Non-Information technology areas. The Company's assessment of Year 2000 issues includes non-information technology areas such as facility security and heating, ventilation and air conditioning systems and technology embedded in equipment and tele-communications. Non-information technology systems will be assessed during the third quarter of 1999 and, if necessary, a plan for modification will be reviewed for approval by senior management.

     Validation. Validation includes testing and verifying the performance, functionality, and integration of the customer billing and operations support systems. After the Year 2000 modifications were made in the first quarter of 1999, the validation phase was completed.


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

               Non-Information technology areas. The Company plans to modify or remediate non-information technology equipment and communications hardware and software if the results of assessments indicate a significant risk exists to the Company's business activities. Any required modifications would occur during the third and fourth quarters of 1999. In addition, the Company will establish contingency plans in case of unanticipated failures, and update existing disaster recovery plans throughout 1999.

     Upon completion of its Year 2000 plan, the Company expects to be Year 2000 compliant and expects to have no material exposure with respect to information technology-related systems. However, if its plan is not completed in a timely manner or the level of timely compliance by suppliers or vendors is not sufficient, the Company believes that the most likely reasonable worst-case scenario would involve the failure of one of the Company's critical systems. This could result in delay or disruption in customer service and billing. As a consequence, the Company could lose customers, which would result in a loss of revenue. The Company could also experience an increase in operating costs. In response to this scenario contingency and business continuation plans, which address the Company's information and non-information technology related systems are expected to be implemented. The Company expects its contingency and business continuation plans to be developed by the fourth quarter of 1999. These plans will include the manual performance of processes that are currently automated.

     Based on the nature of the waste management services and the decentralized manner in which the Company operates, no one vendor or customer is considered to be individually significant as the Company obtains services and goods at each individual location and serves over 2.6 million customers. For services obtained on a company-wide basis, such as payroll processing and financial services, the Company has relied upon certification of Year 2000 compliance received directly from these vendors. However, there can be no assurances that the information systems of vendors and customers on which the Company relies will be Year 2000 compliant in a timely manner and will not have a material and adverse effect on the Company's business, financial condition, results of operations and cash flow. The Company has not obtained independent verification or validation to assure the reliability of the Company and its vendors' or customer information systems for the potential risks and associated costs as they relate to the Year 2000 issue.


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

                                                                         Year Ended December 31,
                                                 -------------------------------------------------------------------------
                                                                                 1997                    1998 Compared
                                                                               Compared                     to 1997
                                                                                to 1996                     % Change
                                                                               % change                    in Amounts
                                                     1996         1997        in Amounts        1998
                                                     ----         ----        ----------        ----     -------------
Statement of Operations Data:
Revenues ...................................         100.0%        100.0%        116.4%        100.0%         17.5%
Cost of operations .........................          62.3          58.0         101.4          56.6          14.8
Selling, general and administrative
expenses....................................          16.5          13.2          73.2            9.9        (12.2)
Depreciation and amortization expense ......          10.9          11.8         133.3           11.4         13.8
Acquisition related and unusual costs.......          15.6           0.3         (96.0)          15.7      6,256.4
Asset impairments...........................            --            --          --              4.4        100.0
                                                 ---------     ---------                     --------
Operating income (loss) ....................          (5.3)         16.7         774.1            2.0        (86.6)
Interest expense, net ......................           3.0           7.9         462.4            5.4        (20.6)
Income tax expense, (benefit)  .............           0.1           3.0       9,975.0            2.8          8.7
Extraordinary loss, net of income
tax benefit ................................           2.2           4.0         282.8            7.9        134.6
                                                 ---------     ---------                     --------
  Net income (loss) ........................         (10.6)%         1.8%        136.2%        (14.1)%   (1,029.6)%
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



         Acquisition Related and Unusual Costs. During 1998 the Company recorded acquisition related and unusual charges in the amount of $247.9 million. These charges consist of transaction and deal costs, employee severance and transition costs, environmental related matters, litigation liabilities, regulatory compliance matters, restructuring and abandonment costs and loss contract provisions. The Company does not anticipate that future costs to be incurred in connection with 1998 acquisitions will be significant as restructuring and transition activities have been substantially implemented as of December 31, 1998. The 1998 acquisition related and unusual charges predominantly relate to acquisitions accounted for as poolings-of-interest and consist of the following:

         Direct transaction and deal costs of $51.2 million including investment banker, attorney, accountant, environmental assessment and other third party fees. Approximately $11.7 million is accrued at December 31, 1998 consisting of $2 million of environmental assesment fees and $9.7 million of professional service fees incurred in connection with fourth quarter 1998 acquisitions.

          Employee severance and transition costs of $73.6 million consist of $39.3 million in termination payments made to employees of acquired companies based on change of control provisions in preexisting contracts and $34.3 million of costs associated with severance payments under exit or integration plans implemented in connection with acquisitions made during 1998. Exit plans primarily relate to the elimination of duplicate corporate and administrative offices of companies acquired. Integration plans include the combination of field activities for human resource, accounting, facility maintenance, health and safety compliance and customer service activities of companies acquired with field activities similar to those of the Company. The exit and integration plans call for the termination of a total of approximately 800 employees who have or are currently performing managerial, sales, administrative support, maintenance and repair, or hauling and landfill operations duties. All employees were identified and notified of their severance or transition benefits at the time management approved the plan, which occurred at or around the time of the acquisitions. At December 31, 1998, the majority of employees identified have been terminated and approximately $10.1 million, is accrued for benefits remaining to be paid. Of this amount, $1.5 million relates to preexisting contracts and will be paid ratably over a five year period after the severance date in accordance with the terms of the contract and $8.6 million represents the severance payments remaining to be made in 1999 to former employees in accordance with exit and integration plans.

          Environmental related matters, litigation liabilities and regulatory compliance matters assumed in acquisitions totaled $73.4 million. Subsequent to the acquisitions, the Company made certain changes in accounting estimates due to events and new information becoming available for environmental liabilities of approximately $41.1 million, litigation liabilities of approximately $20.8 million and regulatory compliance liabilities of approximately $11.5 million.

          As part of the Company's acquisition due diligence process, environmental assessments were performed at the time of acquisition by third party and in-house engineers. The assessments were performed at over 150 operating sites owned or used by the 54 companies acquired by Allied in 1998. Additional environmental liabilities were accrued based on the results of the assessments and represent the most probable outcome of these identified contingent matters. $27.1 million of the additional accrued environmental liability was comprised of required remedial activities identified at 28 seperate locations. These locations include eight landfills acquired by Allied, 15 landfills not owned by Allied, but used for disposal by collection companies acquired and transfer stations and maintenance facilities acquired. Required remedial activities include the removal and treatment of waste improperly disposed of, containment and abatement of landfill gas migration, removal and disposal of contaminated soil and hazardous waste and legal and administrative costs of the settlement of Superfund claims. The additional $14 million of environmental accruals related to removal and treatment of leachate at landfills, the level of which exceeded permitted amounts at seven of the acquired landfills. See Note 6 for further discussion of environmental contingencies. At December 31, 1998, approximately $41.1 million is accrued for environmental matters, which is expected to be disbursed in future periods and $15.8 million is accrued for legal and regulatory compliance liabilities.

          The change in estimate relating to litigation and regulatory compliance liabilities was accrued based on legal due diligence performed by in-house and outside legal counsel for acquired companies at the time of acquisition and the determination of the most probable loss incurred. As a result of this legal due diligence, the Company identified 14 companies acquired in business combinations accounted for as poolings-of-interests, which had an aggregate of 54 asserted and unasserted claims involving matters such as contract disputes, employment related disputes, real and personal property and salestax issues and billing disputes. Additionally, the Company identified compliance issues related to 12 companies acquired, which includes citations for certain state and federal health, safety and transportation violations and associated costs of fines,
          assessments and required   maintenance  costs  to  bring  facilities
          and  equipment  into compliance.

          Management believes the accrual as of year end for legal and regulatory compliance matters represents the most probable outcome of outstanding assessments and claims. The Company does not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on the Company's consolidated liquidity, financial position or results of operations. At December 31, 1998, the Company believes that it is reasonably possible that the ultimate outcome of the legal and regulatory compliance matters could result in approximately $5 million of additional liability.

          Restructuring  and  abandonment  costs were $42.1  million in business combinations accounted for as pooling-of-interests. Costs to relocate redundant operations and to transition to common information systems were $23.1 million. Redundant operations consisted primarily of activities for human resource, accounting, facility maintenance, health and safety compliance and customer service performed in field offices of companies acquired. Abandonment costs and losses on the disposal of duplicate revenue producing assets relating to specifically identified transfer stations and recycling facilities were $8.8 million. Revenue and net operating income of the abandoned operations represented less than one percent of the Company's consolidated amounts. Additionally, $10.2 million of costs were incurred for the disposition of redundant non-revenue producing assets. This includes $7.6 million that was accrued at December 31, 1998, in accordance with exit and integration plans and is expected to be paid in 1999. This accrual is for payments under non-cancelable lease agreements for corporate offices to be vacated and other costs to close corporate facilities after operations have ceased under exit plans implemented during 1998 at five companies acquired.

          Loss contract provisions were $7.6 million for losses associated with collection contracts and other contractual obligations assumed in acquisitions. Approximately $5 million remains accrued at December 31, 1998.


         The  following  table  reflects  the  activity   related  to  the  1998
acquisition related and unusual costs:




                                                             1998                                           Balance
                                              1998           Asset            1998                         Remaining
                                            Expense       Impairments     Expenditures     Adjustments      12/31/98
                                            ---------   -------------     -----------     ------------   ------------
Transaction and Deal Costs............... $    51,200   $          --    $   (39,529)    $         --       $ 11,671
Severance and Transition Costs...........      73,619              --        (63,493)              --         10,126
Environmental, Litigation and
  Regulatory Compliance Costs............      73,416              --        (16,482)              --         56,934
Restructuring and
    Abandonment Costs....................      42,098        (18,514)        (15,954)              --          7,630
Loss Contracts...........................       7,569              --         (2,587)              --          4,982
                                          -----------   -------------    ------------    ------------     ----------
Total.................................... $   247,902   $    (18,514)    $  (138,045)    $         --     $   91,343
                                          ===========   =============    ============    ============     ==========






         Asset Impairments. - During the fourth quarter of 1998, the Company recognized non-cash asset impairment charges aggregating $69.7 million. These charges related to assets held for future use and assets to be disposed of in the first and second quarters of 1999.


         An impairment charge of $45.9 million, with no associated tax benefit, was recorded relating to goodwill recorded by American Disposal Services, Inc. ("ADSI") in connection with ADSI's September 1997 acquisition of Fred Barbara Trucking, a private waste transportation business. ADSI was acquired by Allied in a business combination accounted for as a pooling-of-interest on October 15, 1998. In the fourth quarter of 1998, the Company lost certain hauling agreements at Fred Barbara Trucking, which had become an operating district in its Great Lakes region resulting in a loss of district revenues . Upon identifying this event, the Company evaluated possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, to the net book value of assets. This comparison indicated that undiscounted cash flows were insufficient to recover assets and further analysis was performed in order to determine the amount of the impairment. In accordance with Statement of Financial Accounting Standard 121 (SFAS 121), Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be disposed of, the Company recorded an impairment loss equal to the amount by which the carrying amount of the assets exceeded their fair market value. Fair market value was determined based on the present value of estimated expected future cash flows over 38 years using a discount rate commensurate with the risks involved, which was 12% approximating the Company's weighted average cost of capital.

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


     Acquisition Related and Unusual Costs. Acquisition related and unusual costs in 1997 were $3.9 million compared to $96.5 million in 1996, a decrease of 96.0%. During 1996 in connection with the Laidlaw Acquisition, the Company incurred approximately $84.6 million in charges. The remaining $11.9 million in charges related to other acquisitions completed during 1996. Acquisition related and unusual costs include approximately $51.5 million and $8.8 million relating to the Laidlaw Acquisition and other acquisitions, respectively, for environmental related matters for incremental closure and post-closure measures, remediation activities and litigation costs, expected to be disbursed over the next 30 years. Additionally, $21.5 million of asset impairments and abandonments consisting of $10.8 million related to over 50 noncompetition agreements in several markets where the counterparty no longer posed a significant threat, $7.9 million for discontinued facilities, (of which $4.8 million related to the Laidlaw Acquisition), and $2.8 million for market development activities no longer being pursued. Additionally, the Company recorded approximately $14.7 million of acquisition related costs of which $3.5 million related to acquired receivables considered uncollectible, $5.4 million of restructuring charges and $5.8 million for the establishment of accruals related to litigation, taxes, fines and other regulatory issues based on the results of assessments performed, all of which accruals represent the most probable outcome of the identified contingent matters. The restructuring charges of $5.4 million related primarily to the disposition of redundant non-revenue producing assets. See the rollforward of activity relating to accrued exit and integration plan costs following the discussion of acquisition related and unusual costs.

Any subsequent changes in estimates of acquisition related and unusual costs will be included in the acquisition related and unusual costs caption of the statement of operations in the period in which the change in estimate is made. To date, no significant changes in estimates have been made related to these costs.



         In December 1996 the Company recorded $5.7 million in unusual costs including $2.0 million in connection with the ongoing investigation and remediation of the Company's Norfolk landfill and $3.7 million of other non-recurring valuation adjustments.




           The following table reflects the annual  activity for the three years ended December 31, 1998 related to the 1996 acquisition related and unusual costs:


                                             1996                                                                 Balance
                                1996         Asset           1996           1997           1998       Adjust-    Remaining
                               Expense    Impairments    Expenditures   Expenditures   Expenditures    ments     12/31/98
                              --------- -------------  -------------- -------------  -------------- --------- ------------
Environmental Costs...........  $60,303  $        --    $        --     $   (5,805)    $  (16,206)    $  --      $ 38,292
Asset Impairments
   and Abandonments...........   21,521  (21,521)                --            --             --         --           --
Other Acquisition
   Related Costs..............   14,684   (5,278)          (3,091)          (6,315)           --         --           --
                                 ------  ----------     -----------     -----------    -----------    -------   ----------
Total........................   $96,508 $ (26,799)     $   (3,091)      $  (12,120)    $  (16,206)   $   --    $   38,292
                                ======  ==========     ===========     ===========    ===========    =======   ==========





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

         During the years ended December 31, 1996, 1997 and 1998, the Company's cash flows from operating, investing and financing activities were as follows (in millions):

                                                                                Year Ended December 31,
                                                                   --------------------------------------------------
                                                                        1996             1997             1998
                                                                        ----             ----             ----
Operating Activities:

Net income (loss) ............................................     $      (66.3)     $      24.0     $     (223.1)
Extraordinary loss on early extinguishments of debt ..........             13.6            (13.9)           (54.2)
Non-cash acquisition related and unusual costs ...............             96.5               --             38.8
Asset impairments.............................................               --               --             69.7
Non-cash operating expenses(1)................................             81.7            183.4            241.8
Loss (gain) on sale of assets ................................              1.8            (7.2)             (3.5)
Increase in operating assets and liabilities, net ............            (55.8)          (58.8)             99.9
                                                                   ------------     ------------     ------------
   Cash provided by operating activities .....................             71.5           127.5             169.4
                                                                   ------------     ------------     ------------
Investing Activities:
Cost of acquisitions, net of cash acquired ...................        (1,380.3)          (498.7)          (313.0)
Capital expenditures .........................................           (87.4)          (225.6)          (369.2)
Proceeds from sale of assets .................................             0.9            530.1             12.1
Other ........................................................            (0.4)            (7.9)            (8.2)
                                                                   ------------     ------------     ------------
  Cash used for investing activities .........................        (1,467.2)          (202.1)          (678.3)
                                                                   ------------     ------------     ------------
Financing Activities:
Net proceeds from sale and
   redemption of preferred stock and common stock ............            48.1            329.0             11.3
Net proceeds from long-term debt .............................         1,881.3          1,336.8          2,725.3
Payments of long-term debt ...................................          (487.9)        (1,791.8)        (2,265.7)
Other ........................................................            (0.6)           163.9             44.4
                                                                   ------------     ------------     ------------
  Cash provided by financing activities ......................         1,440.9             37.9            515.3
                                                                   ------------     ------------     ------------
Increase (decrease) in cash...................................     $      45.2     $      (36.7)     $       6.4
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


                          ALLIED WASTE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                                                              Year Ended December 31,
                                                                                  ------------------------------------------------
                                                                                 1996              1997             1998
                                                                                 ----              ----             ----
Operating activities --
  Net income (loss) .......................................................    $  (66,309)       $     24,042     $(223,052)
  Adjustments to reconcile net income (loss) to cash
       provided by operating activities--
  Extraordinary loss due to early extinguishments of debt,
        net of income tax benefit..........................................         13,570           (13,921)       (54,202)
  Provisions for:
     Depreciation and amortization ........................................         67,823            158,238        179,965
     Non-cash acquisition related and unusual costs .......................         96,508                 --         38,758
     Asset impairments.....................................................             --                 --         69,714
     Doubtful accounts.....................................................          2,871              4,228          8,086
     Accretion of senior discount notes ...................................             --             22,764         29,149
     Deferred income tax provision (benefit)...............................         11,018            (1,794)         24,637
     Loss (gain) on sale of assets ........................................          1,769            (7,250)        (3,521)
  Change in operating assets and liabilities, excluding the
        effects of purchase acquisitions --
     Accounts receivable, prepaid expenses, inventories and other..........       (34,173)          (127,974)       (54,609)
     Accounts payable, accrued liabilities, unearned income and other .....       (26,520)             70,803        159,861
     Closure and post-closure provision....................................          6,660             12,920         17,607
     Closure, post-closure and environmental expenditures .................        (1,681)           (14,590)       (23,000)
                                                                               -----------       ------------     ----------
Cash provided by operating activities .....................................         71,536            127,466        169,393
                                                                               -----------       ------------     ----------

Investing activities --
  Cost of acquisitions, net of cash acquired ..............................    (1,380,299)          (498,706)      (312,986)
  Capital expenditures.....................................................       (74,051)          (188,005)      (301,742)
  Capitalized interest ....................................................       (13,451)           (37,568)       (67,499)
  Proceeds from sale of assets.............................................            940            530,120         12,070
  Change in deferred acquisition costs and notes receivable ...............          (352)            (7,926)        (8,184)
                                                                               -----------       ------------     ----------
Cash used for investing activities ........................................    (1,467,213)          (202,085)      (678,341)
                                                                               -----------       ------------     ----------

Financing activities --
  Net proceeds from sale of common stock, and exercise of
     stock options and warrants  ..........................................         48,119            329,019         11,324
  Proceeds from long-term debt,
     net of issuance costs.................................................      1,881,300          1,336,780      2,725,262
  Repayments of long-term debt.............................................      (487,868)        (1,791,799)     (2,265,741)
  Repurchase of warrant ...................................................             --           (49,000)             --
  Other long-term obligations .............................................       (13,555)             12,886          2,745
  Dividends paid...........................................................        (1,634)              (525)             --
  Equity transactions of pooled companies..................................         14,542            200,563         41,780
                                                                               -----------       ------------     ----------
Cash provided by financing activities .....................................      1,440,904             37,924        515,370
                                                                               -----------       ------------     ----------
Increase (decrease) in cash and cash equivalents...........................         45,227           (36,695)          6,422

Cash and cash equivalents, beginning of period ............................         24,788             70,015         33,320
                                                                               -----------       ------------     ----------
Cash and cash equivalents, end of period ..................................    $    70,015       $     33,320     $   39,742
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

   Environmental costs --

         Allied accrues for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded when their receipts are deemed probable. Environmental liabilities and apportionment of responsibility among potentially responsible parties are accounted for in accordance with the guidance provided by the Statement of Position 96-1 ("SOP 96-1") "Environmental Remediation Liabilities."

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




   Loss Contracts --


          The Company reviews its revenue producing contracts in the ordinary course of business to determine if the direct costs , exclusive of any non-variable costs, to service the contractual arrangements exceed the revenues to be produced by the contract. Any resulting excess costs over the life of the contract are expensed at the time of such determination.

   Acquisition related and unusual costs --


         During 1998, the Company recorded acquisition related and unusual charges in the amount of $247.9 million. These charges consist of transaction and deal costs, employee severance and transition costs, environmental related matters, litigation liabilities, regulatory compliance matters, restructuring and abandonment costs and loss contract provisions. The Company does not anticipate that future costs to be incurred in connection with 1998 acquisitions will be significant as restructuring and transition activities have been substantially implemented as of December 31, 1998. The 1998 acquisition related and unusual charges predominantly relate to acquisitions accounted for as poolings-of-interests and consist of the following:

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



          Direct transaction and deal costs of $51.2 million including investment banker, attorney, accountant, environmental assessment and other third party fees. Approximately $11.7 million is accrued at December 31, 1998 consisting of $2 million of environmental assessment fees and $9.7 million of professional service fees incurred in connection with fourth quarter 1998 acquisitions.

          Employee severance and transition costs of $73.6 million consist of $39.3 million in termination payments made to employees of acquired companies based on change of control provisions in preexisting contracts and $34.3 million of costs associated with severance payments under exit or integration plans implemented in connection with acquisitions made during 1998. Exit plans primarily relate to the elimination of duplicate corporate and administrative offices of companies acquired. Integration plans include the combination of field activities for human resource, accounting, facility maintenance, health and safety compliance and customer service activities of companies acquired with field activities similar to those of the Company. The exit and integration plans call for the termination of a total of approximately 800 employees who have or are currently performing managerial, sales, administrative support, maintenance and repair, or hauling and landfill operations duties. All employees were identified and notified of their severance or transition benefits at the time management approved the plan, which occurred at or around the time of the acquisitions. At December 31, 1998, the majority of employees identified have been terminated and approximately $10.1 million is accrued for benefits remaining to be paid. Of this amount, $1.5 million relates to preexisting contracts which will be paid ratably over a five year period after the severance date in accordance with the terms of the contract and $8.6 million represents the severance payments remaining to be made in 1999 to former employees in accordance with the exit and integration plans. See the rollforward of activity relating to accrued exit and integration plan costs following the discussion of acquisition related and unusual costs.

          Environmental related matters, litigation liabilities and regulatory compliance matters assumed in acquisitions totaled $73.4 million. Subsequent to the acquisitions, the Company made certain changes in accounting estimates due to events and new information becoming available for environmental liabilities of approximately $41.1 million, litigation liabilities of approximately $20.8 million and regulatory compliance liabilities of approximately $11.5 million.

          As part of the Company's acquisition due diligence process, environmental assessments were performed at the time of acquisition by third party and in-house engineers. The assessments were performed at over 150 operating sites owned or used by the 54 companies acquired by Allied in 1998. Additional environmental liabilities were accrued based on the results of the assessments and represent the most probable outcome of these identified contingent matters. $27.1 million of the additional accrued environmental liability was comprised of required remedial activities identified at 28 separate locations. These locations include eight landfills acquired by Allied , 15 landfills not owned by Allied, but used for disposal by collection companies acquired , and transfer stations and maintenance facilities acquired. Required remedial activities include the removal and treatment of waste improperly disposed of, containment and abatement of landfill gas migration, removal and disposal of contaminated soil and hazardous waste and legal and administrative costs of the settlement of Superfund claims. The additional $14 million of environmental accruals related to removal and treatment of leachate at landfills, the level of which exceeded permitted amounts at seven of the acquired landfills. See Note 6 for further discussion of environmental contingencies. At December 31, 1998, approximately $41.1 million is accrued for environmental matters, which is expected to be disbursed in future periods, and $15.8 million is accrued for legal and regulatory compliance liabilities.

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


          The change in estimate relating to litigation and regulatory compliance liabilities was accrued based on legal due diligence performed by in-house and outside legal counsel for acquired companies at the time of acquisition and the determination of the most probable loss incurred. As a result of this legal due diligence, the Company identified 14 companies acquired in business combinations accounted for as poolings-of-interests, which had an aggregate of 54 asserted and unasserted claims involving matters such as contract disputes, employment related disputes, real and personal property and sales tax issues and billing disputes. Additionally, the Company identified regulatory compliance issues related to 12 companies acquired, which includes citations for certain state and federal health, safety and transportation violations and the associated costs of fines, assessments and required maintenance costs to bring facilities and equipment into compliance.

          Management believes the accrual as of December 31, 1998 for legal and regulatory compliance matters represents the most probable outcome of outstanding assessments and claims. The Company does not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on the Company's consolidated liquidity, financial positions or results of operations. At December 31, 1998, the Company believes that it is reasonably possible that the ultimate outcome of the legal and regulatory compliance matters could result in approximately $5 million of additional liability.

          Restructuring and abandonment costs were $42.1 million in business combinations accounted for as pooling-of-interests. Costs to relocate redundant operations and to transition them to common information systems were $23.1 million. Redundant operations consisted primarily of activities for human resources, accounting, facility maintenance, health and safety compliance and customer service which were performed in field offices of companies acquired. Abandonment costs and losses on the disposal of duplicate revenue producing assets relating to specifically identified transfer stations and recycling facilities were $8.8 million. Revenue and net operating income of the abandoned operations represented less than one percent of the Company's consolidated amounts. Additionally, $10.2 million of costs were incurred for the disposition of redundant non-revenue producing assets. This includes $7.6 million that was accrued at December 31, 1998, in accordance with exit and integration plans and is expected to be paid in 1999. This accrual is for payments under non-cancelable lease agreements for corporate offices to be vacated and other costs to close corporate facilities after operations have ceased under exit plans implemented during 1998 at five companies acquired.
          See the rollforward of activity relating to accrued exit and integration plan costs following the discussion of acquisition related and unusual costs.

          Loss contract provisions were $7.6 million for losses associated with collection contracts and other contractual obligations assumed in acquisitions. Approximately $5 million remains accrued at December 31, 1998.





         The  following  table  reflects  the  activity   related  to  the  1998
acquisition related and unusual costs:



                                                             1998                                           Balance
                                              1998           Asset            1998                         Remaining
                                            Expense       Impairments     Expenditures     Adjustments      12/31/98
                                            ---------   -------------     -----------     ------------   ------------
Transaction and Deal Costs............... $    51,200   $          --    $   (39,529)    $         --       $ 11,671
Severance and Transition Costs...........      73,619              --        (63,493)              --         10,126
Environmental, Litigation and
  Regulatory Compliance Costs............      73,416              --        (16,482)              --         56,934
Restructuring and
    Abandonment Costs....................      42,098        (18,514)        (15,954)              --          7,630
Loss Contracts...........................       7,569              --         (2,587)              --          4,982
                                          -----------   -------------    ------------    ------------     ----------
Total.................................... $   247,902   $    (18,514)    $  (138,045)    $         --     $   91,343
                                          ===========   =============    ============    ============     ==========




     Acquisition related and unusual costs in 1996 were $96.5 million. In connection with the 1996 acquisition of the non-hazardous solid waste management business conducted by Laidlaw Inc. (the "Laidlaw Acquisition"), the Company incurred approximately $84.6 million in charges primarily associated with the acquisition. The remaining $11.9 million in charges related to other acquisitions completed during 1996. Acquisition related and unusual costs include approximately $51.5 million and $8.8 million relating to the Laidlaw Acquisition and other acquisitions, respectively, for environmental related matters for incremental closure and post-closure measures, remediation activities and litigation costs, expected to be disbursed over the next 30 years. Additionally, $21.5 million of asset impairments and abandonments consisting of $10.8 million related to over 50 noncompetition agreements in several markets where the counterparty no longer posed a significant threat, $7.9 million for discontinued facilities, (of which $4.8 million related to the Laidlaw Acquisition), and $2.8 million for market development activities no longer being

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

pursued. Additionally, the Company recorded approximately $14.7 million of acquisition related costs of which $3.5 million related to acquired receivables considered uncollectible, $5.4 million of restructuring charges and $5.8 million for the establishment of accruals related to litigation, taxes, fines and other regulatory issues based on the results of assessments performed, all of which accruals represent the most probable outcome of the identified contingent matters. The restructuring charges of $5.4 million related primarily to the disposition of redundant non-revenue producing assets. See the rollforward of activity relating to accrued exit and integration plan costs following the discussion of acquisition related and unusual costs.


Any subsequent changes in estimates of acquisition related and unusual costs will be included in the acquisition related and unusual costs caption of the statement of operations in the period in which the change in estimate is made. To date, no significant changes in estimates have been made related to these costs.



           The following table reflects the annual  activity for the three years ended December 31, 1998 related to the 1996 acquisition related and unusual costs:



                                             1996                                                                 Balance
                                1996         Asset           1996           1997           1998       Adjust-    Remaining
                               Expense    Impairments    Expenditures   Expenditures   Expenditures    ments     12/31/98
                              --------- -------------  -------------- -------------  -------------- --------- ------------
Environmental Costs...........  $60,303  $        --    $        --     $   (5,805)    $  (16,206)    $  --      $ 38,292
Asset Impairments
   and Abandonments...........   21,521  (21,521)                --            --             --         --           --
Other Acquisition
   Related Costs..............   14,684   (5,278)          (3,091)          (6,315)           --         --           --
                                 ------  ----------     -----------     -----------    -----------    -------   ----------
Total........................   $96,508 $ (26,799)     $   (3,091)      $  (12,120)    $  (16,206)   $   --    $   38,292
                                ======  ==========     ===========     ===========    ===========    =======   ==========


Asset Impairments

         During the fourth quarter of 1998, the Company recognized non-cash asset impairment charges aggregating $69.7 million. These charges related to assets held for future use and assets to be disposed of in the first and second quarters of 1999.


         An impairment charge of $45.9 million, with no associated tax benefit, was recorded relating to goodwill recorded by American Disposal Services, Inc. ("ADSI") in connection with ADSI's September 1997 acquisition of Fred Barbara Trucking, a private waste transportation business. ADSI was acquired by Allied in a business combination accounted for as a pooling-of-interest on October 15, 1998. In the fourth quarter of 1998, the Company lost certain hauling agreements at Fred Barbara Trucking, which had become an operating district in its Great Lakes region resulting in a loss of district revenues. Upon identifying this event, the Company evaluated possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, to the net book value of assets. This comparison indicated that undiscounted cash flows were insufficient to recover assets and further analysis was performed in order to determine the amount of the impairment. In accordance with SFAS 121, the

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company recorded an impairment loss equal to the amount by which the carrying amount of the assets exceeded their fair market value. Fair market value was determined based on the present value of estimated expected future cash flows over 38 years using a discount rate commensurate with the risks involved, which was 12% approximating the Company's weighted average cost of capital.


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

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
                                                =========

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

   Interest rate protection agreements --


         The Company has entered into interest rate protection agreements (the "Agreements"), with reputable national commercial banks and investment banking institutions to reduce its exposure to fluctuations in variable interest rates. A summary of the Agreements outstanding as of December 31, 1998 is as follows:



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

6.    Closure, Post-Closure and Environmental Costs

   Closure and post-closure costs --


     The net present value of the closure and post-closure commitment, which forms the basis of the Company's accrual, is calculated assuming inflation of 2.0% and a risk-free capital rate of 6.5% as the Company believes that both the amount of the liability and the timing of payments are reliably determinable. Discounted amounts previously recorded are accreted to reflect the effects of the passage of time. The Company's current estimate of total future payments for closure and post-closure, in accordance with Subtitle D, is $1.2 billion, adjusted for inflation, as shown below, while the present value of such estimate is $396.5 million. At December 31, 1997 and 1998, respectively, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $144.6 million and $154.5 million. The accruals reflect relatively young landfills whose estimated remaining lives, based on current waste flows, range from 1 to over 75 years, with an estimated average remaining life of greater than 30 years.

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
                                          ============


Closure and post-closure costs represent the Company's financial commitment for the regulatory required costs associated with its future obligations for final closure, which is the closure of a cell of a landfill once the cell is no longer receiving waste, and post-closure monitoring and maintenance of landfills, which is usually required for up to 30 years after a landfill's final closure. Closure and post-closure requirements are established under the standards of Subtitle D as implemented on a state-by-state basis. Closure and post-closure accruals are based on estimates for capping and cover of the landfill, methane gas control, leachate management and groundwater monitoring, and other operational and maintenance costs to be incurred after the site discontinues accepting waste. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by the Company for which it is responsible for closure and post-closure.

Closure and post-closure liabilities are accrued and charged to expense based on accepted tonnage as landfill airspace is consumed to ensure that the total closure and post-closure obligations are fully accrued for each landfill at the time that the site discontinues accepting waste and is closed. For landfills purchased, the Company assesses and accrues a closure and post-closure liability at the time the Company assumes closure responsibility based upon the estimated closure and post-closure costs and the percentage of airspace utilized as of the date of acquisition. After the date of acquisition, closure and post-closure costs are accrued and charged to expense as airspace is consumed. Estimated closure and post-closure liabilities are updated annually based on assessments performed by in-house and independent environmental engineers and are approved by management. Such costs may change in the future as a result of permit modifications or changes in legislative or regulatory requirements.


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


     The ultimate amounts for environmental liabilities cannot be determined and estimates of such liabilities made by the Company, after consultation with its independent environmental engineers, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where the Company has concluded that its estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in the Company's assessment to date, the recorded liabilities will be periodically evaluated as additional information becomes available to ascertain whether the accrued liabilities are adequate. The Company has determined that the recorded liability for environmental matters as of December 31, 1997 and 1998 of approximately $63.8 million and $93.4 million, respectively, represents the most probable outcome of these contingent matters. The Company does not reduce its estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, proceeds are recorded as an offset to environmental expense in operating income. There were no significant recovery receivables outstanding as of December 31, 1997 and 1998. The Company does not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on the Company's consolidated liquidity, financial positions or results of operations. However, the Company believes that it is reasonably possible the ultimate outcome of environmental matters, excluding closure and post-closure, could result in approximately $15 million of additional liability.

     The   following   table  shows  the  activity   and  balances   related  to
environmental accruals and for closure and post-closure accruals related to open and closed landfills from December 31, 1995 through December 31, 1998:





                                        Balance       Charges to         Other                        Balance
                                       12/31/95         Expense       Charges(1)      Payments        12/31/96
                                   -------------    ------------      -----------    ----------     ----------
Environmental costs............       $       --    $     35,119     $      9,981   $         --     $ 45,100
Open landfills closure and
post-closure costs.............           34,592           6,428           41,474          (922)       81,572
Closed landfills closure and
post-closure costs.............            2,855             232           38,881          (759)       41,209


                                        Balance       Charges to         Other                        Balance
                                       12/31/96         Expense       Charges(1)      Payments        12/31/97
                                   -------------       ---------      -----------    -----------    ----------
Environmental costs.............      $   45,100    $         --     $     20,895   $    (2,233)     $ 63,762
Open landfills closure and
post-closure costs..................      81,572           9,579           21,287        (8,687)      103,751
Closed landfills closure and
post-closure costs..............          41,209           3,341               --        (3,670)       40,880


                                        Balance       Charges to         Other                        Balance
                                       12/31/97         Expense       Charges(1)      Payments        12/31/98
                                   -------------       ---------      ----------     -----------    ----------
Environmental costs.............      $   63,762    $     41,100     $         --   $   (11,489)     $ 93,373
Open landfills closure and
post-closure costs..............         103,751          15,384            3,820        (1,596)      121,359
Closed landfills closure and
post-closure costs..............          40,880           2,223               --        (9,915)       33,188

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

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


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

11.  Commitments and Contingencies


     The Company is subject to extensive and evolving laws and regulations and has implemented its own environmental safeguards to respond to regulatory requirements. In the normal course of conducting its operations, Allied may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgements against the Company which may have an impact on earnings for a particular period. Allied accrues for litigation and regulatory compliance contingencies when such costs are probable and reasonably estimable. Management expects that matters in process at December 31, 1998 which have not been accrued in the consolidated balance sheet will not have a material adverse effect on the Company's consolidated liquidity, financial position or results from operations.




     In connection with the Laidlaw Acquisition, Laidlaw disclosed to the Company the existence of a tax controversy relating to disallowed deductions in income tax returns filed by Laidlaw with the United States Internal Revenue Service (the "IRS"). As part of the Laidlaw Acquisition, Laidlaw and certain of its subsidiaries (the Laidlaw Group) retained responsibility for any obligations arising out of the tax controversy and the Laidlaw Group indemnified the Company against any liability the Company and its subsidiaries might have as a result of certain tax liabilities, including those relating to this tax controversy. The subsidiaries of Laidlaw acquired by the Company in 1996 could be jointly and severally liable for tax assessments relating to periods prior to completion of the Laidlaw Acquisition. The Company would have responsibility for any liability relating to such tax assessments if the Laidlaw Group were unable to satisfy its obligations. In the first quarter of 1999, Laidlaw announced a settlement of the tax case with the IRS. The total net after tax cash cost to Laidlaw will be $226 million. The agreement satisfies assessments upheld in the tax court opinion received on July 1, 1998. As the Laidlaw Group has settled the tax controversy and in light of Laidlaw's financial condition and resources disclosed in its publicly filed financial statements, the Company believes it no longer has potential material liability for any material tax liabilities relating to Laidlaw's operations prior to the Laidlaw Acquisition. The Company continues to be indemnified against any such liabilities by the Laidlaw Group.

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
       -------
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


                         ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


15. Summarized Financial Information of Allied Waste North America, Inc.


     As discussed in Note 5, the 1996 Notes and the 1998 Senior Notes issued by Allied NA (a wholly-owned subsidiary of the Company) are guaranteed by Allied. Allied's guarantee is full unconditional and joint and several of Allied NA's debt. The separate complete financial statements of Allied NA have not been included herein as management has determined that such disclosure is not considered to be material. However, summarized balance sheet information for Allied NA and subsidiaries as of December 31, 1997 and 1998 is as follows (in thousands):




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

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant


     The executive officers of the Company serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board of Directors at its first meeting following the annual meeting of stockholders. All of the Company's directors and executive officers are set forth in the following table:




Name                                                   Position Held                         Age     Director Since
----------------------                                 -------------                         ---     --------------
Thomas H. Van Weelden            Chairman  of the  Board,  President  and Chief  Executive    44          1992
                                 Officer
Michael G. Hannon                Vice President - Mergers & Acquisitions                     44
Peter S. Hathaway                Vice President & Chief Accounting Officer                    43
Steven M. Helm                   Vice President - Legal and Corporate Secretary               51
Larry D. Henk                    Vice President and Chief Operating Officer                   39
Henry L. Hirvela                 Vice President and Chief Financial Officer                   47
Donald W. Slager                 Vice President - Operations                                  37
Roger A.  Ramsey                 Director                                                     60          1989
Nolan Lehmann                    Director                                                     54          1990
Michael Gross                    Director                                                     37          1997
David B. Kaplan                  Director                                                     31          1997
Antony P. Ressler                Director                                                     38          1997
Howard A. Lipson                 Director                                                     35          1997
Dennis Hendrix                   Director                                                     59          1997
Warren B. Rudman                 Director                                                     68          1997
Vincent Tese                     Director                                                     56          1997


         Thomas H. Van Weelden joined the Company in January 1992 as its Vice President -- Development, and was promoted to President and Chief Operating Officer in December 1992. Mr. Van Weelden was promoted to Chief Executive Officer in July 1997 and was appointed Chairman of the Board of Directors in December 1998. He was first elected a Director in March 1992.


         Michael G. Hannon has served as Vice President -- Mergers & Acquisitions since April 1994. Immediately prior to joining Allied, he served as President of InnRoom Fitness, Inc., a fitness equipment leasing company, for a period of 10 months. From 1975 to 1993, Mr. Hannon was employed by Laidlaw Waste Systems, Inc. ("Laidlaw"), and its predecessor companies, GSX Corporation and SCA Services, Inc., where he held a variety of management positions. From 1991 to 1993, his position at Laidlaw was that of Regional Vice President, with overall responsibility for all waste service operations in a 12 state geographic area. Prior to holding the position of Regional Vice President at Laidlaw, he held positions in Corporate Development and served as a Regional Controller.

         Peter S. Hathaway has served as Chief Accounting Officer since becoming employed by Allied in February 1995 and Vice President since May 1996. From May 1996 through April 1997, Mr. Hathaway also served as Treasurer. From September 1991 through February 1995 he was employed by BFI as Controller and Finance Director for certain Italian operations holding responsibilities for the acquisition, reorganization and integration, controller, and financing functions of a $100 million joint venture. From 1979 through September 1991, Mr. Hathaway served in the audit division of Arthur Andersen LLP in Colorado, Italy and Connecticut, most recently in the position of Senior Manager.

         Steven M. Helm has served as Corporate Counsel since August 1995 and Vice President -- Legal and Corporate Secretary of the Company since May 1996. Prior to joining the Company, Mr. Helm was a partner with the law firm Dukes, Martin, Helm & Ryan Ltd. in Illinois from 1978 to July 1995.


         Larry D. Henk has served as Vice President of Operations since June 1994. Mr. Henk was promoted to Chief Operating Officer in February 1998. Mr. Henk joined the Company in January 1992, as General Manager of R.18, when it was acquired by the Company. Prior to joining the Company, Mr. Henk served as General Manager of R.18 since 1991 and General Manager of Environmental Development Corporation from 1987 until its acquisition by the Company in July 1992.


         Henry L. Hirvela has served as Vice President and Chief Financial Officer of the Company since May 1996. Mr. Hirvela was an independent consultant from February 1996 through May 1996. From September 1995 through February 1996 he served as Chief Financial Officer for Power Computing Corporation. Prior to joining Power Computing, Mr. Hirvela was employed by BFI since 1988 as Vice President-Treasurer with responsibilities for the company's global finance and cash management functions. From 1981 until 1988 Mr. Hirvela worked for Texas Eastern Corporation, a diversified international energy company, in a number of management positions including Assistant Treasurer and Manager-Corporate Development. Prior to joining Texas Eastern Corporation, Mr. Hirvela worked for Bank of America as an operations officer in San Diego, California.


         Donald W. Slager has served as Vice President-Operations of the Company since his promotion from Assistant Vice President-Operations in February 1998. Prior to this, Mr. Slager served as Regional Vice President of the West Region from June 1996 to June 1997. Mr. Slager also served as District Manager for the Chicago Metro District since 1993. Before Allied's acquisition of National Waste Services in 1993, he served as General Manager from 1991-1993 and in other management positions since 1986.


          Roger A. Ramsey has served as a Director since October 1989, Chairman of the Board of Directors from October 1989 through his retirement from the Company in December 1998, and Chief Executive Officer of the Company
from October 1989 through July 1997. Mr. Ramsey was employed by the international accounting firm, Arthur Andersen LLP, beginning in 1960. In 1968, Mr. Ramsey co-founded Browning-Ferris Industries, Inc. ("BFI") and served as its Vice President and Chief Financial Officer until 1976. In 1976, Mr. Ramsey formed and became president of Criterion Capital Corporation, a venture capital investment company. He also became chairman and chief executive officer of Criterion Group, Inc., a portfolio company of Criterion Capital, until its sale to Transamerica in 1989. Mr. Ramsey is also a member of the Board of Trustees of Texas Christian University and U.S. Liquids, Inc.


          Nolan Lehmann has served as a Director since October 1990. Since 1983, Mr. Lehmann has served as President and a director of Equus Capital Management Corporation, a registered investment advisor, and Equus II Incorporated ("Equus"), a registered public investment company whose stock is traded on the New York Stock Exchange. Mr. Lehmann also serves as a director of American Residential Services, Inc., Brazos Sportswear, Inc., Drypers Corporation and Paracelsus Healthcare Corporation. Mr. Lehmann is a certified public accountant.

          Michael Gross has served as a Director since May 1997. Mr. Gross is one of the founding principals of Apollo Advisors, L.P. Mr. Gross is also a director of Alliance Imaging, Inc., Breuners Home Furnishings, Inc., Building One Services Corporation, Converse, Inc., Florsheim Group, Inc., Saks Incorporated, SMT Health Services, Inc., and United Rentals, Inc.

          David B. Kaplan has served as a Director since May 1997. Since 1991, Mr. Kaplan has been associated with and is a limited partner of Apollo Advisors, L.P. ("Apollo") which, together with its affiliates, serves as managing general partner of the Apollo investment funds. Prior to 1991, Mr. Kaplan was a member of the Investment Banking Department of Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Kaplan is also a director of Koo Koo Roo Enterprises, Inc. and WMC Finance Co.

          Antony P. Ressler has served as a Director since May 1997. Mr. Ressler is one of the founding principals of Apollo Advisors, L.P., Lion Advisors, L.P. and Ares Management, L.P., which, together with its affiliates act as financial advisor to and representative for certain institutional investors with respect to securities investments. Mr. Ressler is also a director of Berlitz International, Inc., Communications Corporation of America, Koo Koo Roo Enterprises, Inc., United International Holdings, Inc., United Pan-Europe Communications, N.V., and Vail Resorts, Inc.

          Howard A. Lipson has served as a Director since May 1997. Mr. Lipson currently serves as senior managing director of the Blackstone Group which he joined in 1988. Prior to joining the Blackstone Group, Mr. Lipson was a member of the Mergers and Acquisition Group of Salomon Brothers, Inc. Mr. Lipson is a director of AMF Group, Inc., Ritvik Holdings Inc., Prime Succession Inc., Roses, Inc., Volume Services America, Inc. and is a member of the Advisory Committee of Graham Packaging Company.


         Dennis Hendrix has served as a Director since July 1997. Mr. Hendrix serves as a director of Greater Houston Partnership, the Robert A. Welch Foundation, the Texas Medical Center, Baylor College of Medicine, Chase Bank of Texas, Duke Energy Corporation, National Power, PLC, Newfield Exploration Company and Pool Energy Services Company. From November 1990 until his retirement in April 1997, he served as Chairman of the Board of Directors of PanEnergy Corp. and as PanEnergy's Chief Executive Officer from November 1990 until April 1995. Mr. Hendrix was President and Chief Executive Officer of Texas Eastern Corporation from 1986 to 1989.


         Warren B. Rudman has served as a Director since July 1997. Mr. Rudman has been a partner in the law firm of Paul, Weiss, Rifkind, Wharton and Garrison since 1993. From 1980 until 1992, Mr. Rudman served as a United States Senator from New Hampshire. While in the Senate, Mr. Rudman was Chairman and Vice Chairman of the Ethics Committee and also served on the Appropriations Committee, the Intelligence Committee, the Governmental Affairs Committee and the Permanent Subcommittee on Investigations. He also serves on the board of directors of the Chubb Corporation, Collins & Aikman, Prime Succession, the American Stock Exchange, several funds of the Dreyfus Corporation and the Raytheon Company. Mr. Rudman currently serves as Chairman of the President's Foreign Intelligence Advisory Board and on the board of trustees of Valley Forge Military Academy, the Council on Foreign Relations and the Brookings Institution.

         Vincent Tese has served as a Director since July 1997. Mr. Tese is on the board of directors of Bear Stearns & Co., Inc. ("Bear Stearns"), a national investment bank and brokerage company, which he joined in December 1994. Prior to Bear Stearns, he served the government of New York state from 1983 to December 1994 in several positions, including Director of Economic Development, Chairman and Chief Executive Officer of the Urban Development Corporation, and Commissioner of the Department of Economic Development. Mr. Tese has also served as a Commissioner of the Port Authority of New York and New Jersey. In 1976, Mr. Tese co-founded Cross Country Cable, Inc. and has also served as Chairman of Cross Country Wireless, Inc., which was sold to Pacific Telesis in 1995. He currently serves on the board of directors of Bowne & Co., Inc., Cablevision, Inc., and Key Span Energy. In addition, Mr. Tese is a Trustee of New York University School of Law and the New York Presbyterian Hospital.

Item 11.   Executive Compensation

         Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Proxy Statement for the 1999 Annual Meeting of Stockholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management



                             PRINCIPAL STOCKHOLDERS


         The following table sets forth certain information, derived from filings with the Securities and Exchange Commission and other public information, regarding the beneficial ownership of the Company's Common Stock at April 6, 1999 by: (i) each person who is known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock, (ii) each of the current Directors, and the executive officers named in the Summary Compensation Table (see "Executive Compensation"), and (iii) all current Directors and executive officers as a group. Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment powers with respect to the stock listed.

                                                                              Shares Beneficially Owned
               Name of Person or Identity of Group(l)                          Number             Percentage
               --------------------------------------                          ------             ----------
Thomas H. Van Weelden                                                         1,859,991(2)           1.0%
Roger A. Ramsey                                                               1,319,609(3)           *
Apollo Investment Fund III, L.P.
Apollo Overseas Partners III, L.P.
Apollo (UK) Partners III, L.P.
  c/o Apollo Advisors, II, L.P. (4)                                          17,119,579(4)           9.1%
  Two Manhattanville Road
  Purchase, New York 10577
Blackstone Capital Partners II Merchant Banking Fund L.P.
Blackstone Offshore Capital Partners II L.P.
Blackstone Family Investment Partnership II L.P.
  c/o Blackstone Management Associates II L.L.C.(5)
  345 Park Avenue
  New York, New York 10154                                                    9,231,868(5)           4.9%
Steven M. Helm                                                                  119,913(6)           *
Larry D. Henk                                                                   363,401(7)           *
Henry L. Hirvela                                                                201,667(8)           *
Donald W. Slager                                                                 93,480(9)           *
Michael Gross                                                                17,155,910(10)          9.1%
David B. Kaplan                                                              17,156,367(10)          9.1%
Antony P. Ressler                                                            17,156,352(10)          9.1%
Nolan Lehmann                                                                 1,078,795(11)          *
Howard A. Lipson                                                              9,266,868(12)          4.9%
Dennis Hendrix                                                                   41,445(13)          *
Warren B. Rudman                                                                 36,236(13)          *
Vincent Tese                                                                     36,238(13)          *
All Directors and executive officers as a group(16
persons)(2)-(3),(6)-(14)                                                     31,814,751             14.6%
-------------
*    Does not exceed one percent.



(1) Unless otherwise indicated, the address of each person or group listed above is 15880 North Greenway-Hayden Loop, Suite 100, Scottsdale, Arizona 85260.

(2) Includes 979,972 shares of Common Stock that may be acquired on the exercise of options.

(3) Includes 987,472 shares of Common Stock that may be acquired on the exercise of options.

(4) Apollo Advisors II, L.P. ("Apollo Advisors") serves as general partner for each of Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P. and Apollo (UK) Partners III, L.P. (collectively, the "Apollo Investors"), which directly own 15,609,142, 932,982 and 577,455 shares of Common Stock, respectively, representing approximately 8.3%, 0.5% and 0.3% of the outstanding Common Stock, respectively. Messrs. Gross, Kaplan and Ressler are principals of Apollo Advisors and each disclaims beneficial ownership of the indicated shares. The foregoing information is based on Schedules 13D filed on behalf of the Apollo Investors with the Securities and Exchange Commission.

(5) Blackstone Management Associates II L.L.C.,("Blackstone Associates") serves as the sole general partner of Blackstone Capital Partners II Merchant Banking Fund L.P.,("BCP II") and Blackstone Family Investment Partnership II L.P., ("BFIP II")and the sole investment general partner of Blackstone Offshore Capital Partners II L.P. ("BOCP II"). Blackstone Services (Cayman) LDC is the administrative general partner of BOCP II. Pursuant to the partnership agreement of BOCP II, Blackstone Associates has the sole power to vote securities held by the BOCP II and the sole power to dispose of securities held by BOCP II. Blackstone Associates, BCP II, BOCP II, and BFIP II are collectively referred to as the "Blackstone Investors". Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of Blackstone Associates. The other members of Blackstone Associates are David
     A.  Stockman,  Michael B.  Hoffman,  James J.  Mossman,  Arthur B.  Newman,
     Anthony Grillo, J. Tomilson Hill, Mark T. Gallogly, Glenn H. Hutchins, Howard A. Lipson, Thomas J. Saylak and John Z. Kukral. Each of the BCP II, BOCP II and BFIP II directly own 6,611,545, 1,962,385 and 657,938 shares of the outstanding Common Stock, respectively, representing approximately 3.5%, 1.0% and 0.4% of such outstanding shares, respectively. Mr. Lipson is Senior Managing Director of Blackstone Associates and disclaims beneficial ownership of the indicated shares. The foregoing information is based on Schedules 13D filed on behalf of the Blackstone Investors with the Securities and Exchange Commission.

(6) Includes 119,413 shares of Common Stock that may be acquired on the exercise of options.

(7) Includes 343,514 shares of Common Stock that may be acquired on the exercise of options.

(8) Includes 196,667 shares of Common Stock that may be acquired on the exercise of options.

(9) Includes 92,180 shares of Common Stock that may be acquired on the exercise of options.

(10) Includes (i) 17,119,579 shares beneficially owned by the Apollo Investors, as to which each of Messrs. Gross, Kaplan and Ressler disclaims beneficial ownership, and (ii) 35,000 shares that may be acquired on the exercise of options.

(11) Includes (i) 1,000,000 shares of Common Stock that are beneficially owned by an affiliate of Mr. Lehmann and (ii) 52,500 shares of Common Stock that may be acquired on the exercise of options.

(12) Includes  (i)  9,231,868  shares   beneficially  owned  by  the  Blackstone
     Investors, as to which Mr. Lipson disclaims beneficial ownership, and (ii) 35,000 shares that may be acquired on the exercise of options.

(13) Includes 35,000 shares of Common Stock that may be acquired on the exercise of options.

(14) Includes 166,187 shares of Common Stock that may be acquired on the exercise of options by two executive officers who are not named officers.


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

                                     PART IV

Item 14.   Exhibits,  Financial Statement Schedules and Reports on Form 8-K

         Financial Statement Schedules --
         Schedule II - Valuation and Qualifying Accounts


                          ALLIED WASTE INDUSTRIES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)





                                        Balance       Charges to         Other       Write-offs/      Balance
                                       12/31/95         Expense       Charges(1)      Payments        12/31/96
                                      ---------       ----------      ---------     -----------       --------
 Allowance for
  doubtful accounts...........      $     7,457       $ 2,871          $ 937     $    (2,874)      $ 8,391
Restructuring costs                          --          5,381             --              --         5,381






                                        Balance       Charges to         Other       Write-offs/      Balance
                                       12/31/96         Expense       Charges(1)      Payments        12/31/97
                                     -----------      ----------      ----------     -----------      --------
Allowance for
   doubtful accounts...........      $     8,391    $ 4,228          $ 1,624        $    (4,895)     $ 9,348
Restructuring costs                        5,381        --               --              (5,381)         --






                                        Balance       Charges to         Other       Write-offs/      Balance
                                       12/31/97         Expense       Charges(1)      Payments        12/31/98
                                       --------       ----------      ----------     -----------      --------
Allowance for
   doubtful accounts...........      $     9,348       $ 8,086          $ 1,912        $(5,439)       $ 13,907
Severance and termination
costs                                        --         34,328               --        (24,202)         10,126


Restructuring costs                          --         10,152               --         (2,522)          7,630





(1) Amounts consist primarily of costs assumed from acquired companies recorded prior to the date of acquisition.

Valuation and qualify accounts not included above have been shown in Notes 1 and 6 of the Company's financial statements included in Part II Item 8 of this Form 10-K.

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

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this Report to be signed on its behalf by the undersigned, in the City of Scottsdale, State of Arizona, on July 13, 1999.

                           ALLIED WASTE INDUSTRIES, INC.

                           By:            /s/HENRY L. HIRVELA
                                        ------------------------
                                           Henry L. Hirvela
                                Vice President-Chief Financial Officer
                                     (Principal Financial Officer)

                           By:           /s/PETER S. HATHAWAY
                                        --------------------------
                                             Peter S. Hathaway
                                Vice President, Chief Accounting Officer
                                    (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on July 13, 1999.


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

      /s/VINCENT TESE                 Director
   -----------------------
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
