Form 10-Q
period 1999-06-30
ALLIED WASTE INDUSTRIES INC
filed 1999-08-16
CIK 848865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)
 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:      June 30, 1999

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

       Registrant's telephone number, including area code: (480) 627-2700

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ___

         Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

                        Class                 Outstanding as of August 9, 1999
                        -----                 ---------------------------------
                      Common Stock..........             188,494,886


                          ALLIED WASTE INDUSTRIES, INC.
          FORM 10-Q FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

                                      INDEX



 Part I  Financial Information
         Item 1 --  Financial Statements
                    Condensed Consolidated Balance Sheets.................................................     3
                    Condensed Consolidated Statements of Operations.......................................     4
                    Condensed Consolidated Statements of Cash Flows.......................................     5
                    Notes to Condensed Consolidated Financial Statements..................................     6
         Item 2  --  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.................................................................    20




 Part II Other Information
         Item 1--   Legal Proceedings.....................................................................    39
         Item 2--   Changes in Securities.................................................................    39
         Item 3--   Defaults Upon Senior Securities.......................................................    39
         Item 4--   Submission of Matters to a Vote of Security Holders...................................    39
         Item 5--   Other Information   ..................................................................    40
         Item 6--   Exhibits and Reports on Form 8-K......................................................    41
         Signature........................................................................................    45





                                                      ALLIED WASTE INDUSTRIES, INC.
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            (in thousands)




                                                                               December 31,          June 30,

                                                                                  1998                1999
                                                                            -------------       ---------------
                                                                                                   (unaudited)
 ASSETS
Current Assets --
Cash and cash equivalents.............................................      $       39,742      $       34,896
   Accounts receivable, net of allowance of $13,907
     and $12,104.......................................................             225,087             301,055
   Prepaid and other current assets  ..................................              47,184              49,169
   Deferred income taxes, net  ........................................              44,141              15,792
   Assets held for sale ...............................................             143,750                  --
                                                                            ---------------     ---------------
     Total current assets  ............................................             499,904             400,912
 Property and equipment, net  .........................................           1,776,025           1,940,069
 Goodwill, net.........................................................           1,327,470           1,572,519
 Other assets..........................................................             149,193             150,571
                                                                            ---------------     ---------------
     Total assets......................................................      $   3,752,592       $    4,064,071
                                                                             ==============      ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities --
   Current portion of long-term debt ..................................     $        21,516      $       19,391
   Accounts payable....................................................             106,082              93,982
   Accrued closure, post-closure and environmental costs...............              41,938              44,376
   Accrued interest....................................................               7,892              74,976
   Other accrued liabilities ..........................................             228,934             203,514
   Unearned revenue....................................................              48,511              67,101
                                                                            ---------------     ---------------
     Total current liabilities ........................................             454,873             503,340
 Long-term debt, less current portion .................................           2,118,927           2,263,862
 Accrued closure, post-closure and environmental costs ................             205,982             202,625
 Other long-term obligations ..........................................              42,736              54,381
 Commitments and contingencies
   Stockholders' equity................................................             930,074           1,039,863
                                                                            ---------------     ---------------
     Total liabilities and stockholders' equity .......................     $     3,752,592      $    4,064,071
                                                                            ===============      ==============

 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.



                                                     ALLIED WASTE INDUSTRIES, INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (in thousands except for per share amounts; unaudited)




                                                                  Six Months Ended                 Three Months Ended
                                                                     June 30,                            June 30,
                                                           ----------------------------    ------------------------------
                                                               1998             1999             1998             1999
                                                               ----             ----             ----             ----
 Revenues.........................................         $   752,753       $  871,402       $  394,853      $   463,357
 Cost of operations...............................             428,671          487,026          222,855          257,012
 Selling, general and administrative expenses ....              80,616           67,474           40,936           33,665
 Depreciation and amortization ...................              73,155           82,900           37,965           44,027
 Goodwill amortization............................              14,074           18,486            7,741            9,715
 Acquisition related and unusual costs............              45,143            1,116           42,687               --
                                                         -------------    -------------    -------------    -------------
  Operating income................................             111,094          214,400           42,669          118,938

 Interest income .................................             (1,167)            (668)            (983)            (293)
 Interest expense.................................              43,279           55,538           20,961           27,693
                                                         -------------    -------------    -------------    -------------
  Income before income taxes......................              68,982          159,530           22,691           91,538
 Income tax expense...............................              32,774           64,612           18,046           37,075
                                                         -------------    -------------    -------------    -------------
 Income before extraordinary loss                               36,208           94,918            4,645           54,463
 Extraordinary loss, net of income tax benefit                 (3,054)               --          (3,054)               --
                                                         -------------    -------------    -------------    -------------
  Net income......................................         $    33,154       $   94,918       $    1,591      $    54,463
                                                           ===========       ==========       ==========      ===========

 Basic EPS:
  Income before extraordinary items...............          $     0.20       $     0.51       $     0.03      $      0.29
  Extraordinary loss..............................              (0.02)               --           (0.02)               --
                                                         -------------    -------------    -------------    -------------
  Net income......................................          $     0.18       $     0.51       $     0.01      $      0.29
                                                            ==========       ==========       ==========      ===========

 Weighted average common shares outstanding ......             181,789          186,424          181,998          186,688
                                                         =============    =============    =============    =============

 Diluted EPS:
  Income before extraordinary items...............         $      0.20       $     0.50       $     0.03      $      0.29
  Extraordinary loss..............................              (0.02)               --           (0.02)               --
                                                         -------------    -------------    -------------    -------------
     Net income...................................         $      0.18       $     0.50       $     0.01      $      0.29
                                                           ===========       ==========       ==========      ===========

 Weighted average common and common
  equivalent shares outstanding ..................             186,491          190,291          186,774          190,740
                                                         =============    =============    =============    =============


            The   accompanying   Notes  to  Condensed   Consolidated   Financial
Statements are an integral part of these statements.


                                                     ALLIED WASTE INDUSTRIES, INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (in thousands; unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                  -------------------------------
                                                                                      1998            1999
                                                                                      ----            ----
 Operating activities --
   Net income..........................................................            $    33,154    $    94,918
   Adjustments to reconcile net income to cash
       provided by operating activities--
         Extraordinary items...........................................                  5,103             --
       Provisions for:
         Depreciation and amortization ................................                 88,146        101,386
         Non-cash acquisition related and unusual costs ...............                 26,288            571
         Doubtful accounts.............................................                    827          1,525
         Senior note accretion and debt discount amortization..........                 14,390             79
         Deferred income taxes.........................................                 11,731         25,610
         Gain on sale of fixed assets .................................                  (909)        (3,354)
 Change in operating assets and liabilities, excluding the
 effects of purchase acquisitions --
   Accounts receivable, prepaid expenses, inventories and other........               (44,345)       (44,609)
   Accounts payable, accrued liabilities, unearned income
   and other...........................................................                  4,328         47,379
   Closure and post-closure provision..................................                  7,825          9,722
   Closure, post-closure and environmental expenditures ...............                (9,651)       (10,852)
                                                                                --------------  -------------
 Cash provided by operating activities ................................                136,887        222,375
                                                                                --------------  -------------

 Investing activities --
   Cash expenditures for acquisitions, net of cash acquired ...........               (71,829)      (229,974)
   Capital expenditures, other than for acquisitions ..................               (93,218)      (105,087)
   Capitalized interest ...............................................               (33,225)       (32,631)
   Proceeds from sale of assets........................................                  1,902         39,568
   Change in deferred acquisition costs and notes receivable ..........                  7,641       (15,859)
                                                                                --------------  -------------
 Cash used in investing activities ....................................              (188,729)      (343,983)
                                                                                --------------  -------------

 Financing activities --
   Net proceeds from sale of common stock, and exercise of
     stock options and warrants .......................................                 73,215          7,600
   Proceeds from long-term debt,
     net of issuance costs.............................................                592,620        278,729
   Repayments of long-term debt........................................              (576,487)      (174,964)
   Other long-term obligations ........................................               (12,248)          5,397
   Equity transactions of pooled companies.............................               (19,189)             --
                                                                                --------------  -------------
 Cash provided by financing activities ................................                 57,911        116,762
                                                                                --------------  -------------

 Increase (decrease) in cash and cash equivalents......................                  6,069        (4,846)
 Cash and cash equivalents, beginning of period .......................                 33,320         39,742
                                                                                --------------  -------------
 Cash and cash equivalents, end of period .............................            $    39,389     $   34,896
                                                                                   ===========     ==========

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

         The condensed consolidated financial statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 1998, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading when read in conjunction with the Company's Annual Report on Form 10-K as amended on July 13, 1999 for the year ended December 31, 1998. The condensed consolidated financial statements as of June 30, 1999 and for the three and six months ended June 30, 1998 and 1999 reflect, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly state the financial position and results of operations for such periods. (See Note 2).

         Operating results for interim periods are not necessarily indicative of the results for full years. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of Allied for the year ended December 31, 1998 and the related notes thereto included in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1999 and amended on July 13, 1999.

         There have been no significant additions to or changes in accounting policies of the Company since December 31, 1998. For a description of these policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 1998 in the Company's Annual Report on Form 10-K/A.

         Certain reclassifications have been made in prior period financial statements to conform to the current presentation.

 Recently Issued Accounting pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, to be applied prospectively, was to have been effective for the Company's quarter ending March 31, 2000. In June 1999, the FASB issued Statement of Financial Accounting Standards 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.
133. This statement deferred the effective date of SFAS 133 to the Company's quarter ending March 31, 2001. The Company is currently evaluating the impact of SFAS 133 on its future results of operations and financial position.

         During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The new statement is effective for fiscal years beginning after December 15, 1998. The Company adopted this statement effective January 1, 1999. Initial application of SOP 98-5 is required to be reported as the cumulative effect of a change in accounting principle. Adoption of this standard did not have a material impact on the Company's financial position or results of operations.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


 Acquisition related and unusual costs

         During the first six months of 1999, the Company recorded $1.1 million in acquisition related and unusual costs. These costs consist of transaction and integration costs directly related to acquisitions. During the first six months of 1998, the Company recorded a $45.1 million acquisition related and non-recurring charge associated primarily with acquisitions accounted for as poolings-of-interests. The charge is comprised of $15.1 million of termination, severance and retention bonuses, $9.8 million of asset impairments and abandonments, $8.3 million of transaction related costs, $7.9 million of environmental and compliance related costs and $4.0 million of other acquisition related costs.

         During the year ended December 31, 1998, the Company recorded acquisition related and unusual costs in the amount of $247.9 million. These costs consist of transaction and deal costs, employee severance and transition costs, environmental related matters, litigation liabilities, regulatory compliance matters, restructuring and abandonment costs and loss contract provisions. The Company does not anticipate that future costs to be incurred in connection with the 1998 acquisitions will be significant as restructuring and transition activities had been substantially implemented as of December 31, 1998. The 1998 acquisition related and unusual costs discussed below predominantly relate to acquisitions accounted for as poolings-of-interests and consist of the following:

         Direct transaction and deal costs of $51.2 million including investment banker, attorney, accountant, environmental assessment and other third party fees. Approximately $11.7 million was accrued at December 31, 1998 and was paid in the first six months of 1999.

         Employee severance and transition costs of $73.6 million consist of $39.3 million in termination payments made to employees of acquired companies based on change of control provisions in preexisting contracts and $34.3 million of costs associated with severance payments under exit or integration plans implemented in connection with acquisitions made during 1998. Exit plans primarily relate to the elimination of duplicate corporate and administrative offices of companies acquired. Integration plans include the combination of field activities for human resource, accounting, facility maintenance, health and safety compliance and customer service activities of companies acquired with field activities similar to those of the Company. The exit and integration plans called for the termination of approximately 800 employees who performed managerial, sales, administrative support, maintenance and repair, or hauling and landfill operations duties. All employees were identified and notified of their severance or transition benefits at the time management approved the plan, which occurred at or around the time of the acquisitions. Approximately $10.1 million and $4.5 million was accrued at December 31, 1998 and June 30, 1999, respectively, and are expected to be paid in 1999.

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

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         As part of the Company's acquisition due diligence process, environmental assessments were performed at the time of acquisition by third-party and in-house engineers. The assessments were performed at over 150 operating sites owned or used by the 54 companies acquired by Allied in 1998. Additional environmental liabilities were accrued based on the results of the assessments and represent the most probable outcome of these identified contingent matters. $27.1 million of the additional accrued environmental liability was comprised of required remedial activities identified at 28 separate locations. These locations include eight landfills acquired by Allied, 15 landfills not owned by Allied, but used for disposal by collection companies acquired, and transfer stations and maintenance facilities acquired. Required remedial activities include the removal and treatment of waste improperly disposed of, containment and abatement of landfill gas migration, removal and disposal of contaminated soil and hazardous waste and legal and administrative costs of the settlement of Superfund claims. The additional $14 million of environmental accruals related to removal and treatment of leachate at landfills, the level of which exceeded permitted amounts at seven of the acquired landfills. At December 31, 1998 and June 30, 1999, respectively, approximately $41.1 million and $34.6 million was accrued for environmental matters, which is expected to be disbursed in future periods, and $15.8 million and $13.0 million was accrued for legal and regulatory compliance liabilities.

         The change in estimate relating to litigation and regulatory compliance liabilities was accrued based on legal due diligence performed by in-house and outside legal counsel for acquired companies at the time of acquisition and the determination of the most probable loss incurred. As a result of this legal due diligence, the Company identified 14 companies acquired in business combinations accounted for as poolings-of-interest which had an aggregate of 54 asserted and unasserted claims involving matters such as contract disputes, employment related disputes, real and personal property and sales tax issues and billing disputes. Additionally, the Company identified regulatory compliance issues related to 12 companies acquired, which includes citations for certain state and federal health, safety and transportation violations and the associated costs of fines, assessments and required maintenance costs to bring facilities and equipment into compliance.

         Management believes the accrual as of December 31, 1998 for legal and regulatory compliance matters represents the most probable outcome of outstanding assessments and claims. The Company does not expect that adjustments to estimates related to the 1998 acquisitions, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on the Company's consolidated liquidity, financial positions or results of operations. At December 31, 1998, the Company believes that it is reasonably possible that the ultimate outcome of the legal and regulatory compliance matters could result in approximately $5 million of additional liability.

         Restructuring and abandonment costs were $42.1 million in business combinations accounted for as pooling-of-interests. Costs to relocate redundant operations and to transition them to common information systems were $23.1 million. Redundant operations consisted primarily of activities for human resources, accounting, facility maintenance, health and safety compliance and customer service which were performed in field offices of companies acquired. Abandonment costs and losses on the disposal of duplicate revenue producing assets relating to specifically identified transfer stations and recycling facilities were $8.8 million. Revenue and net operating income of the abandoned operations represented less than one percent of the Company's consolidated amounts. Additionally, $10.2 million of costs were incurred for the disposition of redundant non-revenue producing assets. This includes $7.6 million and $2.7 million that was accrued at December 31, 1998 and June 30, 1999, respectively, in accordance with exit and integration plans and is expected to be paid in 1999. This accrual is for payments under non-cancelable lease agreements for corporate offices to be vacated and other costs to close corporate facilities after operations have ceased under exit plans implemented during 1998 at five companies acquired.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         Loss contract provisions were $7.6 million for losses associated with collection contracts and other contractual obligations assumed in acquisitions. Approximately $5 million and $0.1 million remains accrued at December 31, 1998 and June 30, 1999, respectively.

         The  following  table  reflects  the  activity   related  to  the  1998
acquisition related and unusual costs (in thousands):

                                                      1998                                                             Total
                                       1998           Asset            1998            1999                          Remaining
                                      Expense      Impairments     Expenditures    Expenditures     Adjustments       6/30/99
                                    ---------     ----------     ---------------    -----------     ----------     ----------
Transaction and Deal
    Costs......................     $  51,200     $       --      $ (39,529)       $  (11,671)     $       --       $     --
 Severance and Transition
    Costs......................        73,619             --        (63,493)           (5,582)             --          4,544
 Environmental, Litigation
    and  Regulatory
    Compliance Costs...........        73,416             --        (16,482)           (9,305)             --         47,629
 Restructuring and
    Abandonment Costs..........        42,098       (18,514)        (15,954)           (4,933)             --          2,697
 Loss Contracts................         7,569             --         (2,587)           (4,896)             --             86
                                   ----------    -----------     -----------      ------------    -----------      ---------
 Total.........................     $ 247,902     $ (18,514)      $(138,045)       $  (36,387)     $       --       $ 54,956
                                    =========     ==========      ==========       ===========     ==========       ========

         Any subsequent changes in estimates of acquisition related and unusual costs will be included in the acquisition related and unusual costs caption of the statement of operations in the period in which the change in estimate is made. To date, no significant changes in estimates have been made related to these costs. During the first six months of 1999, the Company expensed approximately $0.3 million in transition salaries relating to plans implemented in 1998.


 Extraordinary items, net

         In June 1998, the Company replaced its credit facility and recognized an extraordinary charge of approximately $5.1 million ($3.1 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.


 Statements of cash flows

         The non-cash transactions for the six months ended June 30, 1998 and 1999 are as follows (in thousands):

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                              -------------------------------------
                                                                                     1998                1999
                                                                                     ----                ----
Non-cash Transactions:
   Common stock issued in acquisitions.................................          $      7,051        $      1,573
   Debt and liabilities incurred or assumed in acquisitions............                17,684              75,739
   Non-cash purchase and sale of operating businesses..................                    --             106,188


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

         In the first six months of 1999, the Company acquired 2 companies in transactions accounted for as poolings-of-interests. As the effect of these business combinations was not significant, prior period financial statements were not restated to include historical operating results of the acquired companies.

         In the first six months of 1999, the Company sold certain assets for approximately $125.8 million. These assets were included in assets held for sale as of December 31, 1998.

         The following table summarizes acquisitions for the six months ended June 30, 1998 and 1999:

                                                                                         Six Months Ended
                                                                                            June 30,
                                                                                  -----------------------------
                                                                                     1998                1999
                                                                                  ---------             -------
                                                                                           (unaudited)
Number of businesses acquired and accounted for as:
     Poolings-of-interests.............................................                 11                   2
     Purchases.........................................................                 15                  33
 Total consideration (in thousands)....................................        $   647,596         $   277,893
 Shares of common stock issued (in thousands)..........................             21,006(1)            1,477(2)
 ----------

(1) Includes 563 shares of contingently issuable common stock. (2) Includes 169 shares of contingently issuable common stock.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


 Unaudited pro forma income statement data

         The following unaudited pro forma consolidated data for the year ended December 31, 1998 and the six months ended June 30, 1999 presents the results of operations of Allied as if the companies purchased and sold in 1998 and through June 30, 1999, had all occurred as of January 1, 1998. This data does not purport to be indicative of the results of operations of Allied that might have occurred during the periods indicated nor that might occur in the future (in thousands, except per share data).

                                                                       December 31, 1998
                                                             --------------------------------------
                                                                  Reported           Pro Forma
                                                               ------------        ---------------
                                                                                    (unaudited)
 Revenues ...............................................     $    1,575,612      $    1,772,992
 Net loss to common shareholders.........................           (98,251)           (104,402)
 Net loss per common share - basic.......................             (0.54)              (0.57)
 Net loss per common share - diluted.....................             (0.54)              (0.57)

                                                                         June 30, 1999
                                                             --------------------------------------
                                                                  Reported             Pro Forma
                                                               -------------         --------------
                                                                          (unaudited)
 Revenues ...............................................     $      871,402      $      904,126
 Net income to common shareholders.......................             94,918              93,670
 Net income per common share - basic.....................               0.51                0.50
 Net income per common share - diluted...................               0.50                0.49


 3.  ASSETS HELD FOR SALE

         The ability to successfully implement the Company's vertical integration business plan is a key consideration in determining whether the Company will continue to operate in a specific market. In the normal course of business, the Company has exited markets in which the execution of the vertical integration business plan was not practicable. In October 1998, the Company formalized plans to dispose of certain operating districts that represented non-core or non-integrated assets. The Company had entered into agreements to sell these assets and in accordance with Statement of Financial Accounting Standard 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of ("SFAS 121"), recorded an impairment loss during the fourth quarter of 1998 to reduce the carrying value of the assets to net realizable value including an accrual for the cost of disposal. During the first six months of 1999, the Company completed the sale of all of these assets.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

         The results of operations before depreciation and amortization of these operating districts included in consolidated operating income, in accordance with SFAS 121, was approximately $4.5 million in the first six months of 1999. During the period from January 1, 1999 through June 30, 1999, the Company excluded from consolidated statements of operations, in accordance with SFAS 121, depreciation and amortization relating to assets held for sale in the amount of $2.6 million. At December 31, 1998, the net assets subject to sale totaled $143.8 million and are classified as assets held for sale in current assets on the Condensed Consolidated Balance Sheets and are summarized as following (in thousands):


                                                             December 31,
                                                                  1998
                                                            ---------------
       Accounts receivable, net .........................    $       16,608
       Other current assets..............................             4,460
       Property and equipment, net ......................            55,869
       Goodwill, net ....................................           106,214
       Other long-term assets............................             1,595
       Current liabilities ..............................           (1,785)
       Long-term liabilities ............................          (39,211)
                                                            ---------------
       Total net assets..................................    $      143,750
                                                             ==============


 4.    CLOSURE, POST-CLOSURE AND ENVIRONMENTAL COSTS

 Closure and post-closure costs

         The net present value of the closure and post-closure commitment is calculated assuming inflation of 2.0% and a risk-free capital rate of 6.5%.
Discounted amounts previously recorded are accreted to reflect the effects of the passage of time. The Company's current estimate of total future payments for closure and post-closure, in accordance with Subtitle D, is $1.2 billion, adjusted for inflation, as shown below, while the present value of such estimate is $396.5 million. At December 31, 1998 and June 30, 1999, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $154.5 million and $155.9 million, respectively. The accruals reflect relatively young landfills whose estimated remaining lives, based on current waste flows, range from 1 to over 75 years, with an estimated average remaining life of greater than 30 years.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         The Company's estimate of total future payments for closure and post-closure liabilities as of December 31, 1998 for currently owned and operated landfills is as follows (in thousands):

             1999                         $        28,938
             2000                                  25,218
             2001                                  13,264
             2002                                  19,960
             2003                                  20,646
             Thereafter                         1,119,766
                                          ---------------
                                          $     1,227,792
                                          ===============

 Environmental costs

         In connection with the acquisition of companies, Allied engages an independent environmental consulting firm to assist in conducting an environmental assessment of companies acquired from third parties. The ultimate amounts for environmental liabilities cannot be determined and estimates of such liabilities made by the Company, after consultation with its independent environmental engineers, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where the Company has concluded that its estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in the Company's assessment to date, the recorded liabilities will be periodically evaluated as additional information becomes available to ascertain that the accrued liabilities are adequate. The Company has determined that the recorded liability for environmental matters as of December 31, 1998 of approximately $93.4 million represents the most probable outcome of these contingent matters.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


 5.  NET INCOME PER COMMON SHARE

         Net income per common share is calculated by dividing net income less dividend requirements on preferred stock by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share data; unaudited):


                                                             Six Months Ended              Three Months Ended
                                                                 June 30,                       June 30,
                                                         -------------------------      -----------------------
                                                             1998            1999          1998           1999
                                                             ----            ----          ----           ----
   Basic earnings per share computation:
   Income before extraordinary items
       available to common shareholders...............   $   36,208      $   94,918     $    4,645    $   54,463
                                                         ==========      ==========     ==========    ==========

   Weighted average common shares
       outstanding ...................................      181,789         186,424        181,998       186,688
                                                        ===========     ===========    ===========   ===========

   Basic earnings per share
       before extraordinary items.....................   $     0.20      $     0.51     $     .03     $     0.29
                                                         ==========      ==========     =========     ==========

   Diluted earnings per share computation:
   Income before extraordinary items
       available to common shareholders...............   $   36,208      $   94,918     $   4,645     $   54,463
                                                         ==========      ==========     =========     ==========

   Weighted average common shares
       outstanding....................................      181,789         186,424       181,998        186,688
   Effect of stock options and warrants,
       assumed exercisable............................        3,808           2,862         3,862          3,047
   Effect of shares assumed
       pursuant to hold-back arrangements.............          894           1,005           914          1,005
                                                        -----------     -----------    ----------    -----------
   Weighted average common and common
       equivalent shares outstanding..................      186,491         190,291       186,774        190,740
                                                        ===========     ===========    ==========    ===========

   Diluted earnings per share
       before extraordinary items.....................   $     0.20      $     0.50     $    0.03     $     0.29
                                                         ==========      ==========     =========     ==========


 6.  COMMITMENTS AND CONTINGENCIES

         The Company is subject to extensive and evolving laws and regulations and has implemented its own environmental safeguards to respond to regulatory requirements. In the normal course of conducting its operations, Allied may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgements against the Company which may have an impact on earnings for a particular period. Management expects that such matters in process at June 30, 1999 which have not been accrued in the consolidated balance sheet will not have a material adverse effect on the Company's consolidated liquidity, financial position or results from operations.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         In connection with the acquisition of Laidlaw Inc. ("Laidlaw") in the United States and Canada ("Laidlaw Acquisition"), Laidlaw disclosed to the Company the existence of a tax controversy relating to disallowed deductions in income tax returns filed by Laidlaw with the United States Internal Revenue Service (the "IRS"). As part of the Laidlaw Acquisition, Laidlaw and certain of its subsidiaries (the "Laidlaw Group") retained responsibility for any obligations arising out of the tax controversy and the Laidlaw Group indemnified the Company against any liability the Company and its subsidiaries might have as a result of certain tax liabilities, including those relating to this tax controversy. The obligation of the Liadlaw Group to indemnify the Company in respect of amounts at issue in the tax controversy is a general, unsecured obligation of the Laidlaw Group. The subsidiaries of Laidlaw acquired by the Company in 1996 could be jointly and severally liable for tax assessments relating to periods prior to completion of the Laidlaw Acquisition. The Company would have responsibility for any liability relating to such tax assessments if the Laidlaw Group were unable to satisfy its obligations. In the first quarter of 1999, Laidlaw announced a settlement of the tax case with the IRS. The total net after tax cash cost to Laidlaw will be $226 million. The agreement satisfies assessments upheld in the tax court opinion received on July 1, 1998. As the Laidlaw Group has settled the tax controversy and in light of Laidlaw's financial condition and resources disclosed in its publicly filed financial statements, the Company believes it no longer has potential material liability for any material tax liabilities relating to Laidlaw's operations prior to the Laidlaw Acquisition. The Company continues to be indemnified against any such liabilities by the Laidlaw Group.

         In connection with certain acquisitions, the Company has entered into agreements to pay royalties based on waste tonnage disposed at specified landfills. The royalties are generally payable quarterly and amounts earned, but not paid, are accrued in the accompanying consolidated balance sheets.

         Allied has operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

                                            December 31, 1998
                                        -----------------------
           1999                          $       12,629
           2000                                  11,606
           2001                                  10,462
           2002                                   8,821
           2003                                   9,239
           Thereafter                            26,274

Rental   expense   under  such   operating   leases was   approximately   $13.9
million, $9.6 million and $13.3 million for the year ended December 31, 1998, and the six months ended June 30, 1998 and 1999, respectively.

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

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


         The Company is also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to its landfill operations and collection contracts. These financial assurance requirements are satisfied by the Company issuing performance bonds, letters of credit, insurance policies or trust deposits to secure the Company's obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At June 30, 1999, the Company had outstanding approximately $482.3 million in financial assurance instruments, represented by $331.4 million of performance bonds, $125.5 million of insurance policies and $25.4 million of trust deposits. During 1999, the Company expects to be required to provide approximately $490 million in financial assurance obligations relating to its landfill operations and collection contracts. The Company expects that financial assurance obligations will increase in the future as it acquires and expands its landfill activities and that a greater percentage of the financial assurance instruments will be comprised of performance bonds and insurance policies.


 7. SUMMARIZED FINANCIAL INFORMATION OF ALLIED WASTE NORTH AMERICA, INC.

         As discussed in Note 5 of the Company's Annual Report on Form 10-K/A, the aggregate of $1.7 billion of senior notes consisting of $225 million 7 3/8% senior notes due 2004, $600 million 7 5/8% senior notes due 2006 and $875 million 7 7/8% senior notes due 2009 (the "1998 Senior Notes") issued by Allied Waste North America, Inc. ("Allied NA"; a wholly owned, consolidated subsidiary of the Company) are guaranteed by the Company and substantially all subsidiaries of the Company. In addition, $2 billion in aggregate principal amount of 10% Senior Subordinated Notes due 2009 issued by Allied NA on July 30, 1999 are guaranteed by the Company and substantially all of the subsidiaries of the Company. The separate complete financial statements of Allied NA have not been included herein as management has determined that such disclosure is not material. However, summarized financial information for Allied NA and subsidiaries as of December 31, 1998 and June 30, 1999 and for the six months ended June 30, 1998 and 1999 is as follows (in thousands):

                                           Summarized Consolidated Balance Sheet Information

                                                                    December 31, 1998            June 30, 1999
                                                                    -----------------            -------------
                                                                                                  (unaudited)
 Current assets .....................................               $        499,904           $       400,912
 Property and equipment, net.........................                      1,776,025                1,940,069
 Goodwill, net.......................................                      1,327,470                1,572,519
 Other non-current assets ...........................                        149,193                  150,571
 Current liabilities.................................                        445,528                  503,340
 Long-term debt, net of current portion .............                      2,118,927                2,263,862
 Due to parent.......................................                      1,083,515                1,108,724
 Other long-term obligations.........................                        268,407                  257,006
 Equity..............................................                      (163,785)                 (68,861)

                                      Summarized Consolidated Statement of Operations Information

                                                                                     Six Months
                                                                                   Ended June 30,
                                                                ----------------------------------------------------
                                                                           1998                      1999
                                                                           ----                      ----
                                                                                    (unaudited)
 Revenue.............................................               $        752,753           $       871,402
 Operating costs and expenses........................                        641,659                   657,002
 Operating income....................................                        111,094                   214,400
 Net income..........................................                         37,705                    94,918


                         ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


 8.  SEGMENT REPORTING

         The Company  classifies  its operations  into six  geographic  regions:
Northeast, Southeast, Great Lakes, Midwest, Southwest and West. The Company's revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. The Company evaluates performance based on several factors, of which the primary financial measure is business segment earnings before interest, taxes, depreciation and amortization ("EBITDA") and before acquisition related and unusual costs and asset impairments. The accounting policies of the business segments are the same as those described in the Organization and Summary of Significant Accounting Policies (see Note 1). The tables below reflect certain geographic information relating to the Company's operations for the three and six months ended June 30, 1998 and 1999 (in thousands):


                                                 Great
                         Northeast   Southeast    Lakes       Midwest     Southwest     West      Other(1)     Total
                        ------------ ---------- ----------- ------------ ----------- ----------- ----------- ----------
Six Months Ended:
 June 30, 1998
 Revenues from
  external customers.    $ 106,190    $ 80,335   $244,239    $ 88,427     $ 73,081    $157,403    $  3,078   $752,753
 Intersegment
  revenues...........       16,126      11,407     45,060      20,881       17,154      15,693          --    126,321
 EBITDA before
  non-recurring
  charges............       25,721      22,050     83,771      36,365       28,663      52,610     (5,714)    243,466

 June 30, 1999
 Revenues from
  external customers.    $ 142,219    $ 77,183   $246,637    $109,350     $ 82,729    $211,480    $  1,804    $871,402
 Intersegment revenues
                            16,642      18,116  75,031         26,597       21,684      27,386          --    185,456
 EBITDA before
  non-recurring
  charges............       35,033      24,994    101,212      47,250       35,608      73,273       (468)    316,902

 Three Months
 Ended:
 June 30, 1998
 Revenues from
  external customers.    $  55,083    $ 41,794   $131,955    $ 42,137     $ 42,190    $ 79,924    $  1,770    $394,853
 Intersegment revenues
                             8,287       5,801     25,327      10,112       10,242       8,967          --     68,736
 EBITDA before
  non-recurring
  charges............       13,771      11,168     47,101      17,056       16,348      28,733     (3,115)    131,062

 June 30, 1999
 Revenues from
  external customers.    $  73,681    $ 37,641   $132,765    $ 61,079     $ 43,490    $114,156    $    545    $463,357
 Intersegment revenues
                             7,702       8,755     41,729      15,010       11,926      17,762          --    102,884
 EBITDA..............       19,610      12,562     56,867      25,626       19,162      40,240     (1,387)    172,680

(1) Amounts relate primarily to the Company's subsidiaries which provide services throughout the organization and not on a regional basis.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


 Reconciliation of reportable segment primary financial measure to operating income (amounts in thousands):

                                                             Six Months Ended                    Three Months Ended
                                                                 June 30,                             June 30,
                                                       -----------------------------      ---------------------------------
        Operating income:                                  1998              1999              1998                1999
        -----------------                                  ----              ----              ----                ----
        Total EBIDTA before
            non-recurring charges
            for reportable segments..............    $      243,466     $    316,902     $      131,062      $      172,680
        Depreciation and amortization
            for reportable segments..............            87,229          101,386             45,706              53,742
        Acquisition related and
            unusual costs........................            45,143            1,116             42,687                  --
                                                    ---------------    -------------    ---------------     ---------------
            Operating income.....................    $      111,094     $    214,400     $       42,669      $      118,938
                                                     ==============     ============     ==============      ==============


 Percentage of Company's total revenue attributable to services provided:

                                                             Six Months Ended                    Three Months Ended
                                                                      June 30,                        June 30,
                                                    -----------------------------         ----------------------------
                                                           1998              1999              1998              1999
                                                           ----              ----              ----              ----
        Collection...............................          57%                56%               56%                55%
        Transfer.................................           7                  7                 7                  8
        Landfill (1).............................          29                 31                29                 31
        Other....................................           7                  6                 8                  6
                                                          ---                ---               ---                ---
          Total revenues.........................          100%               100%              100%               100%
                                                           ===                ===               ===                ===


(1) The portion of collection revenues attributable to disposal charges for waste collected by the Company and disposed at the Company's landfills have been excluded from collection revenues and included in landfill revenues.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


 9.      SUBSEQUENT EVENTS

         In March 1999, Allied and Browning-Ferris Industries, Inc. ("BFI") announced that they entered into a definitive merger agreement under which Allied would acquire BFI. Subsequent to June 30, 1999, the Company entered into definitive agreements to divest certain non-core and non-integrated assets under which (i) the Company intends to sell certain assets of BFI Gas Services, Inc. to Gas Recovery Systems, Inc. for approximately $78 million, (ii) the Company arranged for the sale of BFI's investment in SITA S.A. ("SITA") to
Suez-Lyonnaise des Eaux for approximately $444 million, (iii) the Company intends to sell certain solid waste assets to Republic Services, Inc. for approximately $230 million and (iv) the Company intends to sell certain solid waste assets to Superior Services, Inc. for approximately $40 million. These announcements were in addition to the definitive agreements entered into with Stericycle, Inc. for the sale of the medical waste operations of BFI and Waste Management, Inc. for the sale of the Canadian operations of BFI during the second quarter of 1999.

         On July 30, 1999, the Company completed its previously announced acquisition of BFI. As a result of the acquisition, each share of BFI common stock was converted into the right to receive $45 in cash. Including assumed and refinanced debt, the cost of acquiring BFI was approximately $9.4 billion. Financing for the acquisition was obtained from $7.5 billion of credit facilities, the sale of $1 billion of newly issued senior convertible preferred stock and from the sale of $2 billion of 10% Senior Subordinated Notes due 2009. With the completion of the acquisition of BFI, the Company operates in 46 states and 64 markets and serves 9.9 million commercial and residential customers from a base of assets including 166 landfills, 164 transfer stations, 129 recycling facilities and 362 collection companies. Prior to the closing of this transaction, the sale of BFI's investment in SITA was completed.

         Subsequent to June 30, 1999, the Company acquired solid waste companies representing approximately $55.7 million in annual revenues ($54.9 million, net of intercompany eliminations) for consideration of approximately $128.2 million comprised of cash.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, included elsewhere herein.

 Introduction

         Allied Waste Industries, Inc. ("Allied") has experienced significant growth, a substantial portion of which has resulted from the acquisition of solid waste businesses. Since January 1, 1992, Allied completed more than 215 acquisitions. In 1998, Allied acquired 54 businesses and, subsequent to 1998 through June 30, 1999, we have acquired 35 businesses. Allied's Condensed Consolidated Financial Statements have been restated to reflect the acquisition of companies accounted for using the pooling-of-interests method for business combinations in 1998. The results of operations for the acquisitions accounted for under the purchase method for business combinations are included in our financial statements only from the applicable date of acquisition. As a result, Allied believes its historical results of operations for the periods presented are not directly comparable to its current results of operations.

         In June 1998, Allied Waste North America, Inc. ("we" or "Allied NA"; a wholly owned, consolidated subsidiary of Allied) completed the acquisition of the Rabanco Companies ("Rabanco") in a transaction accounted for using the pooling-of-interests method for business combinations. Rabanco provided solid waste collection, recycling, transportation and disposal services in the Pacific Northwest and generated annual revenue of approximately $160 million excluding the effects of the internalization of waste volumes.

         In August 1998, we acquired Illinois Recycling Services, Inc. and its affiliates ("Illinois Recycling") in a transaction accounted for using the pooling-of-interests method for business combinations. Illinois Recycling provided solid waste collection, recycling and transportation services primarily in the Chicago metro area and northern Indiana and generated annual revenue of approximately $80 million excluding the effects of the internalization of waste volumes.

         In October 1998, we acquired American Disposal Services, Inc. ("ADSI") in a transaction accounted for using the pooling-of-interests method for business combinations. ADSI was a vertically integrated solid waste management company providing collection, transfer, recycling and disposal services to approximately 485,000 customers in 12 states, primarily in the Midwest and Northeast United States and generated annual revenue of approximately $240 million, excluding the effects of the internalization of waste volumes.

         In December 1998, we completed a private offering of an aggregate of $1.7 billion of senior notes consisting of $225 million 7 3/8% senior notes due 2004 (the "Five Year Senior Notes"), $600 million 7 5/8% senior notes due 2006 (the "Seven Year Senior Notes") and $875 million 7 7/8% senior notes due 2009 (the "Ten Year Senior Notes", and together with the Five Year Senior Notes and the Seven Year Senior Notes, the "1998 Senior Notes"). We used the net proceeds from the 1998 Senior Notes to fund the purchase of the Company's $525 million of 10.25% senior subordinated notes due 2006 (the "1996 Notes") and $418 million face value 11.3% senior discount notes (the "Senior Discount Notes") pursuant to tender offers the Company commenced in November 1998, to repay borrowings outstanding under the Senior Credit Facility (as defined herein) and certain capital lease obligations, and for general corporate purposes.

         In March 1999, Allied and Browning-Ferris Industries, Inc. ("BFI") announced that they entered into a definitive merger agreement under which Allied would acquire BFI. Subsequent to entering into a definitive merger agreement with BFI, we entered into definitive agreements to divest certain non-core and non-integrated assets under which (i) we intend to sell the medical waste operations of BFI to Stericycle, Inc. for approximately $440 million, (ii) we intend to sell the Canadian operations of BFI to Waste Management, Inc. for approximately $501 million, (iii) we intend to sell certain assets of BFI Gas Services, Inc. to Gas Recovery Systems, Inc. for approximately $78 million, (iv) we arranged for the sale of BFI's investment in SITA S.A. ("SITA") to Suez-Lyonnaise des Eaux for approximately $444 million, (v) we intend to sell certain solid waste assets to Republic Services, Inc. for approximately $230 million and (vi) we intend to sell certain solid waste assets to Superior Services, Inc. for approximately $40 million. Net proceeds from these sales will be used to repay debt.

         On July 30, 1999, we completed our previously announced acquisition of BFI. As a result of the acquisition, each share of BFI common stock was converted into the right to receive $45 in cash. Including assumed and refinanced debt, the cost of acquiring BFI was approximately $9.4 billion. Financing for the acquisition was obtained from $7.5 billion of credit facilities (the "New Credit Facility"), the sale of $1 billion of newly issued senior convertible preferred stock (the "Preferred Stock") and from the sale of $2 billion of 10% Senior Subordinated Notes due 2009 (the "1999 Notes"). With the completion of the acquisition of BFI, Allied is in 46 states and 64 markets and serves 9.9 million commercial and residential customers from a base of assets including 166 landfills, 164 transfer stations, 129 recycling facilities and 362 collection companies. Prior to the closing of this transaction, the sale of BFI's investment in SITA was completed.

         Unless  otherwise  noted,   management's  discussion  and  analysis  of
financial condition and results of operations excludes the impact of the acquisition of BFI which occurred on July 30, 1999.

 General

         Revenues. Our revenues are attributable primarily to fees charged to customers for waste collection, transfer, recycling and disposal services. We generally provide collection services under direct agreements with our customers or pursuant to contracts with municipalities. Commercial and municipal contract terms, where used, generally range from 1 to 5 years and commonly have automatic renewal options. Our landfill operations include both company-owned landfills and those operated for municipalities for a fee. In each geographic region in which we are located, we provide collection, transfer and disposal services. The following tables show for the periods indicated the percentage of our total reported revenues attributable to services provided and revenues attributable to geographic regions. We have restated the data below to give effect to acquisitions that were accounted for using the pooling-of-interests method for business combinations.

                                                                                          Six Months
                                                                                            Ended
                                               Year Ended December 31,                     June 30,
                                      ----------------------------------------
                                          1996           1997            1998               1999
                                          ----           ----            ----               ----
     Collection(1)................          58%            57%             56%                56%
     Transfer.....................           6              7               7                  7
     Landfill (1).................          26             26              30                 31
     Other........................          10             10               7                  6
                                     ---------        -------         -------            -------
       Total revenues.............          100%           100%            100%               100%
                                       ========       ========        ========           ========

                                                                                         Six Months
                                                                                            Ended
                                                Year Ended December 31,                    June 30,
                                     -----------------------------------------
                                          1996           1997            1998               1999
                                          ----           ----            ----               ----
     Great Lakes..................          32%            32%             32%                28%
     Midwest......................           9             13              12                 13
     Northeast....................          12             15              14                 16
     Southeast....................          14              9              10                  9
     Southwest....................           2             10              10                 10
     West.........................          31             21              22                 24
                                       -------        -------         -------            -------
       Total revenues.............          100%           100%            100%               100%
                                       ========       ========        ========           ========

 ---------
 (1) The portion of collection and third-party transfer revenues attributable to disposal charges for waste collected by us and disposed at our landfills has been excluded from collection and transfer revenues and included in landfill revenues.

         Our strategy is to develop vertically integrated operations to ensure internalization of waste we collect and thus realize higher margins from our operations. By disposing of waste at company-owned and/or operated landfills, we retain the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 70% of the waste we collect as measured by disposal volumes was disposed of at landfills we own and/or operate in the first six months of 1999. In addition, transfer stations are an integral part of the disposal process. We locate our transfer stations in areas where our landfills are outside of the population centers in which we collect waste. We transfer this waste to long-haul trailers or railcars, which transport the waste economically to our landfills.

         Expenses. Cost of operations includes labor, maintenance and repairs, equipment and facility rent, utilities and taxes, the costs of ongoing environmental compliance, safety and insurance, disposal costs and costs of independent haulers transporting our waste to the disposal site. Disposal costs include certain landfill taxes, host community fees, payments under agreements with respect to landfill sites that are not owned, landfill site maintenance, fuel and other equipment operating expenses and accruals for estimated closure and post-closure monitoring expenses anticipated to be incurred in the future.

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

         In connection with potential acquisitions, we incur and capitalize certain transaction costs and integration costs which include stock registration, legal, accounting, consulting, engineering and other direct costs. When an acquisition is completed and is accounted for using the pooling-of-interests method for business combinations, these costs are charged to the statement of operations as acquisition related costs. When a completed acquisition is accounted for using the purchase method for business combinations, these costs are capitalized. We routinely evaluate capitalized transaction and integration costs, and we expense those costs related to acquisitions not likely to occur. We expense indirect acquisition costs, such as executive salaries, general corporate overhead and other corporate services, as incurred.

         We capitalize and amortize certain direct landfill development costs, such as engineering, construction and permitting costs, based on consumed airspace. We believe that the costs associated with engineering, owning and operating landfills will increase in the future as a result of federal, state and local regulation and a growing community awareness of the landfill permitting process. We cannot assure you whether we will be able to raise prices sufficiently to offset these increased expenses. We expense all indirect landfill development costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, as incurred.

         Closure and post-closure costs represent our financial commitment for the regulatory required costs associated with our future obligations for final closure, which is the closure of a cell of a landfill once the cell is no longer receiving waste, and post-closure monitoring and maintenance of landfills, which is usually required for up to 30 years after a landfill's final closure. We establish closure and post-closure requirements based on the standards of Subtitle D of the Resource Conservation and Recovery Act of 1976 as implemented on a state-by-state basis. We base closure and post-closure accruals on estimates to cap and cover a landfill, methane gas control, leachate management and groundwater monitoring, and other operational and maintenance costs to be incurred after the site discontinues accepting waste. We prepare site specific closure and post-closure engineering cost estimates annually for landfills owned and/or operated by us for which we are responsible for closure and post-closure.

         We accrue and charge closure and post-closure costs based on accepted tonnage as landfill airspace is consumed to ensure that the total closure and post-closure obligations are fully accrued for each landfill at the time that the site discontinues accepting waste and is closed. For landfills purchased, we assess and accrue a closure and post-closure liability at the time we assume closure responsibility based upon the estimated closure and post-closure costs and the percentage of airspace utilized as of the date of acquisition. After the date of acquisition, we accrue and charge closure and post-closure costs as airspace is consumed. We update estimated closure and post-closure liabilities annually based on assessments performed by in-house and independent environmental engineers that management approves. Such costs may change in the future as a result of permit modifications or changes in legislative or regulatory requirements.

         We accrue closure and post-closure cost estimates based on the present value of the future obligation. We discount future costs where we believe that both the amounts and timing of related payments are reliably determinable. We annually update our estimates of future closure and post-closure costs. We account for the impact of changes which are determined to be changes in estimates on a prospective basis.

     We calculate the net present value of the closure and post-closure commitment assuming inflation of 2.0% and a risk-free capital rate of 6.5%. We accrete discounted amounts previously recorded to reflect the effects of the passage of time. We currently estimate total future payments for closure and post-closure to be $1.2 billion, adjusted for inflation. The present value of such estimate is $396.5 million. At December 31, 1998 and June 30, 1999, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $154.5 million and $155.9 million, respectively. The accruals reflect relatively young landfills with estimated remaining lives, based on current waste flows, that range from approximately 1 to over 75 years, and an estimated average remaining life of greater than 30 years.

    Year 2000 Systems Modifications. Certain computer program software has been written using two digits rather than four digits to define the applicable year. If left uncorrected, a system failure or miscalculations causing disruptions of operations could result. We are implementing a formal plan which will require programming modifications to ensure our systems will operate properly in the year 2000 ("Year 2000"). This plan includes four phases consisting of awareness, assessment and renovation, validation and implementation. In our opinion, the scope of the Year 2000 systems modifications will not be extensive and the costs associated with addressing them are not expected to exceed $300,000. No other information technology projects have been deferred due to Year 2000 efforts.

         Awareness. Our senior management approves and our Board of Directors evaluates and reviews as deemed necessary all Year 2000 projects if they are expected to result in material cost.

         Assessment and Renovation.  The assessment and renovation  phase of the
         plan  includes   both   information   technology-related   systems  and
         non-information technology areas.

              Information technology-related systems. To date, we have assessed all information technology-related systems, which includes hardware, applications software, operating systems and databases. Our general ledger, accounts payable and fixed asset systems have been vendor certified as to their Year 2000 compliance. We have made necessary modifications to our customer billing and operating support systems. Our core business systems, including general ledger, accounts payable, fixed assets, customer billing and operations support function properly with respect to dates in the year 2000.

              Non-information technology areas. Our assessment of Year 2000 issues includes non-information technology areas such as facility security and heating, ventilation and air conditioning systems and technology embedded in equipment and tele-communications. We will assess non-information technology systems during the third quarter of 1999 and, if necessary, our senior management will review and approve the plans for modifications.

         Validation. Validation includes testing and verifying the performance, functionality, and integration of the customer billing and operations support systems. After we made the Year 2000 modifications in the first quarter of 1999, we completed the validation phase.

         Implementation. Implementation of our plan includes both information technology-related systems and non-information technology areas.

              Information technology-related systems. We completed the implementation of all modified information systems and vendor supplied Local Area Network ("LAN") applications. We will complete implementation of LAN operating-systems patches by the end of the third quarter of 1999.

              Non-Information technology areas. We plan to modify or remediate non-information technology equipment and communications hardware and software if the results of assessments indicate a significant risk exists to our business activities. We would make any required modifications during the third and fourth quarters of 1999. In addition, we will establish contingency plans in case of unanticipated failures, and update existing disaster recovery plans throughout 1999.

         Upon completion of our Year 2000 plan, we expect to be Year 2000 compliant and expect to have no material exposure with respect to information technology-related systems. However, if we do not complete our plan in a timely manner or the level of timely compliance by our suppliers or vendors is not sufficient, we believe that the most likely reasonable worst-case scenario would involve the failure of one of our critical systems. This could result in a delay or disruption in customer service and billing. As a consequence, we could lose customers, which would result in a loss of our revenue. We could also experience an increase in our operating costs. In response to this scenario, we expect to implement contingency and business continuation plans, which address our information and non-information technology related systems. We expect to develop our contingency and business continuation plans by the fourth quarter of 1999. These plans will include the manual performance of processes that are currently automated.

         Based on the nature of the waste management services and the decentralized manner in which we operate, we do not consider any one vendor or customer to be individually significant as we obtain services and goods at each individual location and serve over 2.6 million customers. For services obtained on a company-wide basis, such as payroll processing and financial services, we have relied upon certification of Year 2000 compliance received directly from these vendors. However, we cannot assure that the information systems of vendors and customers on which we rely will be Year 2000 compliant in a timely manner and will not have material and adverse effect on our business, financial condition, results of operations and cash flow. We have not obtained independent verification or validation to assure our reliability and the reliability of our vendors' or customer information systems for the potential risks and associated costs as they relate to the Year 2000 issue.

         We continue to pursue our acquisition strategy. During the acquisition process, we evaluate companies as to their Year 2000 compliance. We are placing priority on integrating the acquired companies to ensure all non-Year 2000 compliant entities will be on compliant software by December 31, 1999.

                              RESULTS OF OPERATIONS

 Three Months Ended June 30, 1998 and 1999

         The following table sets forth the percentage relationship that the various items bear to revenues and the percentage change in dollar amounts for the periods indicated. We have restated the statement of operations data to give effect to acquisitions that were accounted for using the pooling-of-interests method for business combinations during 1998. See Note 2 to our Condensed Consolidated Financial Statements.

                                                                          Three Months Ended June 30,
                                                                  -----------------------------------------
                                                                                                1999
                                                                                              Compared
                                                                                               to 1998
                                                                                              % Change
                                                                      1998         1999        in Amounts
                                                                  ---------     -------       ------------
      Statement of Operations Data:
      Revenues .......................................                100.0%      100.0%         17.3%
      Cost of operations .............................                56.4         55.5         15.3
      Selling, general and administrative expenses ...                10.4          7.3        (17.6)
      Depreciation and amortization ..................                11.6         11.6         17.5
      Acquisition related and unusual costs...........                10.8           --           --
                                                                  --------     --------
      Operating income................................                10.8         25.6        178.8
      Interest expense, net ..........................                 5.0          5.9         37.0
      Income tax expense..............................                 4.6          8.0        105.4
      Extraordinary loss, net.........................                 0.8           --           --
                                                                  --------     --------
       Net income.....................................                  0.4%        11.7%     3,327.5%
                                                                  =========    =========


   Revenues. Revenues in 1999 were $463.4 million compared to $394.9 million in 1998, an increase of 17.3%. The increase in revenues attributable to existing operations ("Internal Growth") is estimated to be 7.5%, with an estimated 3.0% attributable to net volume increases and an estimated 4.5% attributable to price increases. The additional revenue growth is attributable to companies acquired, net of revenues sold, subsequent to the end of the same period in the prior year.

  Cost of operations. Cost of operations in 1999 was $257.0 million compared to $222.9 million in 1998, an increase of 15.3%. The increase in cost of operations was attributable to the increase in revenues described above including acquisitions. As a percentage of revenues, cost of operations decreased to 55.5% in 1999 from 56.4% in 1998. The 1998 operating margin decrease from the previously reported margin is due to the historical restatements for companies acquired subsequent to June 30, 1998 and accounted for using the pooling-of-interests method for business combinations. These restated periods do not include the realization of anticipated cost savings related to the acquired businesses. The operating margin was favorably impacted by increased volumes at the landfills and other cost savings achieved from the integration of businesses acquired.

   Selling, general and administrative expenses. SG&A expenses in 1999 were $33.7 million compared to $40.9 million in 1998, a decrease of 17.6%. As a percentage of revenues, SG&A expenses decreased to 7.3% in 1999 compared to 10.4% in 1998. The 1998 SG&A expenses increase from the previously reported amount is due to the historical restatements for companies acquired subsequent to June 30, 1998 and accounted for using the pooling-of-interests method for business combinations. These restated periods do not include the realization of anticipated cost savings related to the acquired businesses. The 1999 SG&A expenses decreased due to cost savings achieved from the integration of businesses acquired. Additionally, the decrease in SG&A expenses as a percentage of revenues can be attributed to the continued increase in revenues while reducing overhead costs.

   Depreciation and amortization. Depreciation and amortization in 1999 was $53.7 million compared to $45.7 million in 1998, an increase of 17.5%. The increase in depreciation and amortization was due to an increase in goodwill of approximately $259.2 million, increased internalized landfill tonnage and increased capital expenditures in 1999. Depreciation and amortization as a percentage of revenue remained flat between periods due to the increase in depreciation and amortization being offset by an increase in revenues.

         Acquisition related and unusual costs. During the second quarter of 1998, we recorded a $42.7 million acquisition related and non-recurring charge for transaction and integration costs associated primarily with acquisitions accounted for as poolings-of-interest. These charges consist of transaction and deal costs, employee severance and transition costs, environmental related matters, litigation liabilities, regulatory compliance matters, restructuring and abandonment costs and loss contract provisions. We do not anticipate that future costs to be incurred in connection with second quarter 1998 acquisitions will be significant as restructuring and transition activities have been substantially implemented as of December 31, 1998.

   Interest expense, net. Interest expense, net was $27.4 million in 1999 compared to $20.0 million in 1998, an increase of 37.0%. Interest expense increased due to an increase in the average outstanding debt due primarily to acquisitions completed since June 30, 1998 and the refinancing of the 1996 Notes and the Senior Discount Notes. This increase was partially offset by a reduction in the average interest rate due to the issuance of the 1998 Senior Notes in December 1998. Additionally, capitalized interest decreased to $16.6 million in 1999 compared to $16.9 million in 1998.

   Income tax expense. Income tax expense reflects a 40.5% effective income tax rate in 1999 and 79.5% in 1998. The high rate in 1998 was primarily caused by the income tax accounting effects of applying the pooling-of-interests method of accounting for business combinations (including the initial recording of deferred income taxes and non-deductible transaction costs, partially offset by the absence of income taxes on S-Corporation pre-combination earnings which increased the 1998 effective tax rate). This resulted in a one-time impact and had the effect of increasing the total income tax provision by $11.5 million. Without considering the effect of pooled companies, the 1998 effective rate was 41%. The second quarter 1999 effective tax rate of 40.5% deviates from the federal statutory rate of 35% due to the effects of differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences.

   Extraordinary loss, net. In June 1998, we replaced our credit facility and recognized an extraordinary charge of approximately $5.1 million ($3.1 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.

 Six Months Ended June 30, 1998 and 1999

         The following table sets forth the percentage relationship that the various items bear to revenues and the percentage change in dollar amounts for the periods indicated. We have restated the statement of operations data to give effect to acquisitions that were accounted for using the pooling-of-interests method for business combinations during 1998. See Note 2 to our Condensed Consolidated Financial Statements.

                                                                          Six Months Ended June 30,
                                                                  -----------------------------------------
                                                                                             1999 Compared
                                                                                                to 1998
                                                                                               % Change
                                                                                              in Amounts
                                                                      1998         1999
                                                                    -------     -------     ------------
      Statement of Operations Data:
      Revenues .......................................                100.0%      100.0%         15.8%
      Cost of operations .............................                56.9         55.9         13.6
      Selling, general and administrative expenses ...                10.7          7.7       (16.3)
      Depreciation and amortization ..................                11.6         11.6         16.2
      Acquisition related and unusual costs...........                 6.0          0.1       (97.5)
                                                                  --------     --------
       Operating income...............................                14.8         24.7         93.0
      Interest expense, net ..........................                 5.6          6.3         30.4
      Income tax expense..............................                 4.4          7.4         97.1
      Extraordinary loss, net.........................                 0.4           --           --
                                                                  --------     --------
       Net income.....................................                  4.4%        11.0%       186.3%
                                                                  =========    =========


   Revenues. Revenues in 1999 were $871.4 million compared to $752.8 million in 1998, an increase of 15.8%. The increase in revenues attributable to Internal Growth is estimated to be 7%, with an estimated 3% attributable to net volume increases and an estimated 4% attributable to price increases. The additional revenue growth is attributable to companies acquired, net of revenues sold, subsequent to the end of the same period in the prior year.

  Cost of operations. Cost of operations in 1999 was $487.0 million compared to $428.7 million in 1998, an increase of 13.6%. The increase in cost of operations was attributable to the increase in revenues described above including acquisitions. As a percentage of revenues, cost of operations decreased to 55.9% in 1999 from 56.9% in 1998. The 1998 operating margin decrease from the previously reported margin is due to the historical restatements for companies acquired subsequent to June 30, 1998 and accounted for using the pooling-of-interests method for business combinations. These restated periods do not include the realization of anticipated cost savings related to the acquired businesses. The operating margin was favorably impacted by increased volumes at the landfills and other cost savings achieved from the integration of businesses acquired.

   Selling, general and administrative expenses. SG&A expenses in 1999 were $67.5 million compared to $80.6 million in 1998, a decrease of 16.3%. As a percentage of revenues, SG&A expenses decreased to 7.7% in 1999 compared to 10.7% in 1998. The 1998 SG&A expenses increase from the previously reported amount is due to the historical restatements for companies acquired subsequent to June 30, 1998 and accounted for using the pooling-of-interests method for business combinations. These restated periods do not include the realization of anticipated cost savings related to the acquired businesses. The 1999 SG&A expenses decreased due to cost savings achieved from the integration of businesses acquired. Additionally, the decrease in SG&A expenses as a percentage of revenues can be attributed to the continued increase in revenues while reducing overhead costs.

   Depreciation and amortization. Depreciation and amortization in 1999 was $101.4 million compared to $87.2 million in 1998, an increase of 16.2%. Excluded from depreciation and amortization in the first six months of 1999 is approximately $2.6 million associated with certain assets that were held for sale from the beginning of the fourth quarter of 1998 to the beginning of the second quarter of 1999 when the sales were completed. Adjusting for the suspended depreciation and amortization associated with assets held for sale, depreciation and amortization would have been approximately $104.1 million. The increase in depreciation and amortization was due to an increase in goodwill of approximately $259.2 million, increased internalized landfill tonnage and increased capital expenditures in 1999.

         Acquisition related and unusual costs. During the first six months of 1999, the Company recorded $1.1 million in acquisition related and unusual costs. These costs consist of transaction and integration costs directly related to acquisitions. During the first six months of 1998, the Company recorded a $45.1 million acquisition related and non-recurring charge associated primarily with acquisitions accounted for as poolings-of-interests. The charge is comprised of $15.1 million of termination, severance and retention bonuses, $9.8 million of asset impairments and abandonments, $8.3 million of transaction related costs, $7.9 million of environmental and compliance related costs and $4.0 million of other acquisition related costs.

         During the year ended December 31, 1998, the Company recorded acquisition related and unusual costs in the amount of $247.9 million. These costs consist of transaction and deal costs, employee severance and transition costs, environmental related matters, litigation liabilities, regulatory compliance matters, restructuring and abandonment costs and loss contract provisions. The Company does not anticipate that future costs to be incurred in connection with the 1998 acquisitions will be significant as restructuring and transition activities had been substantially implemented as of December 31, 1998. The 1998 acquisition related and unusual costs discussed below predominantly relate to acquisitions accounted for as poolings-of-interests and consist of the following:

         Direct transaction and deal costs of $51.2 million including investment banker, attorney, accountant, environmental assessment and other third party fees. Approximately $11.7 million was accrued at December 31, 1998 and was paid in the first six months of 1999.

         Employee severance and transition costs of $73.6 million consist of $39.3 million in termination payments made to employees of acquired companies based on change of control provisions in preexisting contracts and $34.3 million of costs associated with severance payments under exit or integration plans implemented in connection with acquisitions made during 1998. Exit plans primarily relate to the elimination of duplicate corporate and administrative offices of companies acquired. Integration plans include the combination of field activities for human resource, accounting, facility maintenance, health and safety compliance and customer service activities of companies acquired with field activities similar to those of the Company. The exit and integration plans called for the termination of approximately 800 employees who performed managerial, sales, administrative support, maintenance and repair, or hauling and landfill operations duties. All employees were identified and notified of their severance or transition benefits at the time management approved the plan, which occurred at or around the time of the acquisitions. Approximately $10.1 million and $4.5 million was accrued at December 31, 1998 and June 30, 1999, respectively, and are expected to be paid in 1999.

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

         As part of the Company's acquisition due diligence process, environmental assessments were performed at the time of acquisition by third-party and in-house engineers. The assessments were performed at over 150 operating sites owned or used by the 54 companies acquired by Allied in 1998. Additional environmental liabilities were accrued based on the results of the assessments and represent the most probable outcome of these identified contingent matters. $27.1 million of the additional accrued environmental liability was comprised of required remedial activities identified at 28 separate locations. These locations include eight landfills acquired by Allied, 15 landfills not owned by Allied, but used for disposal by collection companies acquired, and transfer stations and maintenance facilities acquired. Required remedial activities include the removal and treatment of waste improperly disposed of, containment and abatement of landfill gas migration, removal and disposal of contaminated soil and hazardous waste and legal and administrative costs of the settlement of Superfund claims. The additional $14 million of environmental accruals related to removal and treatment of leachate at landfills, the level of which exceeded permitted amounts at seven of the acquired landfills. At December 31, 1998 and June 30, 1999, respectively, approximately $41.1 million and $34.6 million was accrued for environmental matters, which is expected to be disbursed in future periods, and $15.8 million and $13.0 million was accrued for legal and regulatory compliance liabilities.

         The change in estimate relating to litigation and regulatory compliance liabilities was accrued based on legal due diligence performed by in-house and outside legal counsel for acquired companies at the time of acquisition and the determination of the most probable loss incurred. As a result of this legal due diligence, the Company identified 14 companies acquired in business combinations accounted for as poolings-of-interest which had an aggregate of 54 asserted and unasserted claims involving matters such as contract disputes, employment related disputes, real and personal property and sales tax issues and billing disputes. Additionally, the Company identified regulatory compliance issues related to 12 companies acquired, which includes citations for certain state and federal health, safety and transportation violations and the associated costs of fines, assessments and required maintenance costs to bring facilities and equipment into compliance.

         Management believes the accrual as of December 31, 1998 for legal and regulatory compliance matters represents the most probable outcome of outstanding assessments and claims. The Company does not expect that adjustments to estimates related to the 1998 acquisitions, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on the Company's consolidated liquidity, financial positions or results of operations. At December 31, 1998, the Company believes that it is reasonably possible that the ultimate outcome of the legal and regulatory compliance matters could result in approximately $5 million of additional liability.

         Restructuring and abandonment costs were $42.1 million in business combinations accounted for as pooling-of-interests. Costs to relocate redundant operations and to transition them to common information systems were $23.1 million. Redundant operations consisted primarily of activities for human resources, accounting, facility maintenance, health and safety compliance and customer service which were performed in field offices of companies acquired. Abandonment costs and losses on the disposal of duplicate revenue producing assets relating to specifically identified transfer stations and recycling facilities were $8.8 million. Revenue and net operating income of the abandoned operations represented less than one percent of the Company's consolidated amounts. Additionally, $10.2 million of costs were incurred for the disposition of redundant non-revenue producing assets. This includes $7.6 million and $2.7 million that was accrued at December 31, 1998 and June 30, 1999, respectively, in accordance with exit and integration plans and is expected to be paid in 1999. This accrual is for payments under non-cancelable lease agreements for corporate offices to be vacated and other costs to close corporate facilities after operations have ceased under exit plans implemented during 1998 at five companies acquired.

         Loss contract provisions were $7.6 million for losses associated with collection contracts and other contractual obligations assumed in acquisitions. Approximately $5 million and $0.1 million remains accrued at December 31, 1998 and June 30, 1999, respectively.

         Any subsequent changes in estimates of acquisition related and unusual costs will be included in the acquisition related and unusual costs caption of the statement of operations in the period in which the change in estimate is made. To date, no significant changes in estimates have been made related to these costs. During the first six months of 1999, the Company expensed approximately $0.3 million in transition salaries relating to plans implemented in 1998.

   Interest expense, net. Interest expense, net was $54.9 million in 1999 compared to $42.1 million in 1998, an increase of 30.4%. Interest expense increased due to an increase in the average outstanding debt due primarily to acquisitions completed since June 30, 1998 and the refinancing of the 1996 Notes and the Senior Discount Notes. This increase was partially offset by a reduction in the average interest rate due to the issuance of the 1998 Senior Notes in December 1998. Additionally, capitalized interest decreased to $32.6 million in 1999 compared to $33.2 million in 1998.

   Income tax expense. Income tax expense reflects a 40.5% effective income tax rate in 1999 and 47.5% in 1998. The increased rate in 1998 was primarily caused by the income tax accounting effects of applying the pooling-of-interests method of accounting for business combinations (including the initial recording of deferred income taxes and non-deductible transaction costs, partially offset by the absence of income taxes on S-Corporation pre-combination earnings which increased the 1998 effective tax rate). This resulted in a one-time impact and had the effect of increasing the total income tax provision $8.0 million. Without considering the effect of pooled companies, the 1998 effective tax rate is 41%. The effective tax rate of 40.5% for the first six months of 1999 deviates from the federal statutory rate of 35% due to the effects of differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences.

 Liquidity and Capital Resources

         Historically, we have satisfied our acquisition, capital expenditure and working capital needs primarily through bank financing and public offerings and private placements of debt and equity securities. Between January 1992 and June 30, 1999, we completed debt financings in excess of $6.7 billion.

         Due to the acquisition driven and the capital requirements of our business strategy, we have used, and believe that we will continue using amounts in excess of the cash generated from operations to fund acquisitions and capital expenditures. In connection with acquisitions, we have assumed or incurred indebtedness with relatively short-term repayment schedules, thereby increasing our current and medium-term liabilities. Also, for certain acquisitions, current liabilities are recorded for acquisition related and unusual costs that require payment in the near term. Current liabilities periodically include scheduled payments required under our Bank Credit Facility. In addition, we have acquired operating equipment using financing leases which have short and medium-term maturities. Also, we use excess cash generated from operations to pay down amounts owed on our revolving line of credit which is classified as long-term debt. As a result, we periodically have low levels of working capital or working capital deficits.

During the six months ended June 30, 1998 and 1999, our cash flows from operating, investing and financing activities were as follows (in millions):


                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                --------------------------------------
                                                                                       1998                1999
                                                                                       ----                ----
         Operating Activities:
         Net income...................................................           $      33.2         $      94.9
         Non-cash operating expenses(1)...............................                 154.3               138.9
         Gain on sale of assets ......................................                 (0.9)               (3.3)
         Decrease in operating assets and liabilities, net ...........                (49.7)               (8.1)
                                                                                ------------        ------------
            Cash provided by operating activities ....................                 136.9               222.4
                                                                                ------------        ------------
         Investing Activities:
         Cost of acquisitions, net of cash acquired ..................                (71.8)             (230.0)
         Capital expenditures ........................................               (126.4)             (137.7)
         Proceeds from sale of assets ................................                   1.9                39.6
         Other .......................................................                   7.6              (15.9)
                                                                                ------------        ------------
           Cash used for investing activities ........................               (188.7)             (344.0)
                                                                                ------------        ------------
         Financing Activities:
         Net proceeds from sale of common stock and exercise of
             stock options and warrants ..............................                  73.2                 7.6
         Net proceeds from long-term debt ............................                 592.6               278.7
         Payments of long-term debt ..................................               (576.5)             (174.9)
         Other........................................................                (31.4)                 5.4
                                                                                ------------        ------------
           Cash provided by financing activities .....................                  57.9               116.8
                                                                                ------------        ------------
         Increase (decrease) in cash..................................           $       6.1         $     (4.8)
                                                                                 ===========         ===========
 ------------------

 (1) Consists principally of provisions for depreciation and amortization, allowance for doubtful accounts, potentially unrealizable acquisition costs and deferred income taxes.

         As of June 30, 1999, we had cash and cash equivalents of $34.9 million. Our capital expenditure and working capital requirements have increased significantly, reflecting our rapid growth by acquisition and development of revenue producing assets, and will increase further as we continue to pursue our business strategy. During the six months ended June 30, 1999, we acquired solid waste operations representing approximately $276.6 million in annual revenues ($230.1 million net of intercompany eliminations), and sold operations representing approximately $115.0 million in annual revenue. Net consideration of approximately $277.9 million comprised of cash, notes and common stock, was paid in these transactions. Subsequent to June 30, 1999, we acquired solid waste companies representing approximately $55.7 million in annual revenues ($54.9 million net of intercompany eliminations) for approximately $128.2 million comprised of cash. For the calendar year 1999, we expect to spend approximately $315 million for capital expenditures, closure and post-closure, and remediation expenditures relating to our landfill operations. As we continue to acquire waste operations in 1999, additional capital amounts will be required during 1999 for the acquisition of businesses and the capital expenditure requirements related to those acquired businesses.

         On June 30, 1999, our debt structure consisted primarily of $1.7 billion of the 1998 Senior Notes and $300 million outstanding under the Term Loan Facility (as defined herein) and $419 million under the Revolving Credit Facility. As of June 30, 1999 there is aggregate availability under the Revolving Credit Facility of approximately $320 million to be used for working capital, letters of credit, acquisitions and other general corporate purposes. The indentures relating to the 1998 Senior Notes and the Credit Agreement contain financial and operating covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. A substantial portion of our available cash will be required to be applied to service indebtedness. Currently, on an annualized basis, this is expected to include approximately $202.8 million in annual principal and interest payments.

         We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. We satisfy these financial assurance requirements by issuing performance bonds, letters of credit, insurance policies or trust deposits as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At June 30, 1999, we had outstanding approximately $482.3 million in financial assurance instruments, represented by $331.4 million of performance bonds, $125.5 million of insurance policies and $25.4 million of trust deposits. During 1999, we expect to be required to provide approximately $490 million in financial assurance obligations relating to our landfill operations and collection contracts. We expect that financial assurance obligations will increase in the future as we acquire and expand our landfill activities and that a greater percentage of the financial assurance instruments will be comprised of performance bonds and insurance policies.

         We have lease facilities (the "Lease Facilities") that allow us to enter into equipment leases at rates ranging from similar term treasury note rates plus 1.55% for terms of 36 to 84 months. We have equipment leases outstanding at December 31, 1998 and June 30, 1999 of $36.6 million and $31.3 million, respectively.

         Subtitle D and other regulations that apply to the non-hazardous waste disposal industry have required us, as well as others in the industry, to alter operations and to modify or replace pre-Subtitle D landfills. Such expenditures have been and will continue to be substantial. Further regulatory changes could accelerate expenditures for closure and post-closure monitoring and obligate us to spend sums in addition to those presently reserved for such purposes. These factors, together with the other factors discussed above, could substantially increase our operating costs and our ability to invest in our facilities.

         Our ability to meet future capital expenditure and working capital requirements, to make scheduled payments of principal, to pay interest, or to refinance our indebtedness, and to fund capital amounts required for the acquisition of businesses and the expansion of existing businesses depends on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. On the basis of historical financial information, including recent operating history of both Allied and BFI, we believe that available cash flow, together with available borrowings under the new credit facility, our lease facilities and other sources of liquidity will be adequate to meet our anticipated future requirements for working capital, letters of credit, capital expenditures, scheduled payments of principal and interest on debt incurred under the new credit facility, the assumed BFI debt, the 1998 Senior Notes and the notes, and capital amounts required for acquisitions and expansion. However, we may have to refinance the principal payment at maturity on the 1998 Senior Notes and the notes. We cannot assure you that our business will generate sufficient cash flow from operations or that we will be able to avail ourselves of future financings in an amount sufficient to enable us to service our indebtedness or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms if at all. Further, depending on the timing, amount and structure of any future acquisitions and the availability of funds under the new credit facility, we may need to raise additional capital to fund the acquisition and integration of additional solid waste businesses. We may raise such funds through additional bank financings or public or private offerings of our debt and equity securities. We cannot assure you that we will be able to secure such funding, if necessary, on favorable terms, if at all. If we are not successful in securing such funding, our ability to pursue our business strategy may be impaired and results of operations for future periods may be negatively affected. See Note 9 to Allied's Condensed Consolidated Financial Statements.

 Significant Financing Events

         In June 1998, we repaid $486.8 million outstanding under the 1997 Credit Agreement and entered into a new credit agreement (the "Credit Agreement"). The Credit Agreement provides a $800 million five year senior secured revolving credit facility (the "Revolving Credit Facility") and a $300 million five year senior secured term loan facility (the "Term Loan Facility" and together with the Revolving Credit Facility, the "Senior Credit Facility"). The Term Loan Facility is a funded, amortizing senior secured term loan with annual principal payments increasing from $75 million in 2001, to $105 million in 2002, and to $120 million in 2003. Principal under the Revolving Credit Facility is due upon maturity.

         In addition to the scheduled principal payments above, we are also required to make mandatory prepayments on the Senior Credit Facility equal to 75% or 50% of the net proceeds from certain debt issues and up to 75% or 50% of the net proceeds from the sale of assets if our Leverage Ratio, as defined in the Credit Agreement, exceeds 4.5 to 1.0 or 4.0 to 1.0, respectively. Mandatory prepayments shall be applied first to the outstanding revolving credit advances and Term Loans pro rata based on outstandings, until no revolving credit advances are outstanding, and then to repay outstanding Term Loans.

         Borrowings under the Credit Agreement may be used for acquisitions, the issuance of letters of credit, working capital and other general corporate purposes. Of the $800 million available under the Revolving Credit Facility, no more than $250 million may be used to support the issuance of letters of credit.

         The Senior Credit Facility bears interest, at our option, at the lesser of (a) a Base Rate, or (b) a Eurodollar Rate, both terms defined in the Credit Agreement, plus, in either case, an agreed upon applicable margin. The applicable margin will be adjusted from time to time pursuant to a pricing grid based upon our Total Debt to EBITDA ratio, as defined in the Credit Agreement, and varies between zero percent and 0.50% for Base Rate loans, and 0.75% and 1.75% for Eurodollar loans.

         The Senior Credit Facility is guaranteed by substantially all of our present and future subsidiaries. In addition, the Senior Credit Facility is secured by substantially all the personal property and a pledge of the stock of substantially all of our present and future subsidiaries.

         The Credit Agreement contains certain financial covenants including, but not limited to, a Total Debt to EBITDA ratio, a Fixed Charge Coverage ratio, and an Interest Expense Coverage ratio, all terms as defined in the Credit Agreement. In addition, the Credit Agreement also limits our ability to make acquisitions, purchase fixed assets above certain amounts, pay dividends, incur additional indebtedness and liens, make optional prepayments on certain subordinated indebtedness, make investments, loans or advances, enter into certain transactions with affiliates or enter into a merger, consolidation or sale of all or a substantial portion of our assets. We are in compliance with all applicable covenants at June 30, 1999.

         In December 1998, Allied NA issued an aggregate of $1.7 billion of senior notes consisting of $225 million 7 3/8% senior notes due 2004 (the "Five Year Senior Notes"), $600 million 7 5/8% senior notes due 2006 (the "Seven Year Senior Notes"), and $875 million 7 7/8% senior notes due 2009 (the "Ten Year Senior Notes" and collectively the "1998 Senior Notes") in a Rule 144A offering which was subsequently registered for public trading with the SEC in January, 1999. We used the net proceeds from the 1998 Senior Notes to fund the purchase of all of the outstanding 1996 Notes and Senior Discount Notes, to repay borrowings outstanding under the Senior Credit Facility and certain capital lease obligations, and for general corporate purposes. The Five Year Senior Notes and Seven Year Senior Notes will be redeemable, at our option, in whole or from time to time in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to maturity on a semi-annual basis at the treasury yield plus 50 basis points, plus in each case accrued but unpaid interest to but excluding the date of redemption. The Ten Year Senior Notes will be redeemable at our option, in whole or in part, at any time on or after January 1, 2004 in cash at the redemption price plus accrued and unpaid interest to but excluding the date of redemption. Prior to January 1, 2004, the Ten Year Senior Notes will be redeemable, at our option, in whole or in part, at any time, in cash, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to maturity on a semi-annual basis at the treasury yield plus 50 basis points, plus accrued but unpaid interest to but excluding the date of redemption. In addition, at any time prior to January 1, 2002, we may redeem up to 33 1/3% of the aggregate principal amount of Ten Year Senior Notes originally issued at a redemption price equal to 107.9% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of one or more public offerings of capital stock; provided that the notice of redemption with respect to any such redemption is mailed within 30 days following the closing of the corresponding public offering. The 1998 Senior Notes will not be subject to any redemption at the option of any holder thereof prior to the final maturity of such notes except as set forth in the applicable indenture. We guarantee the 1998 Senior Notes and substantially all of Allied NA's current and future subsidiaries, the guarantees of which are expressly subordinated to the guarantees of Allied NA's Credit Agreement.

         In connection with the completion of the acquisition of BFI, we entered into new financing arrangements and repaid all amounts borrowed under the Credit Agreement and all amounts borrowed by BFI under its credit agreement. The new financing arrangements were: (i) a new credit facility (the "New Credit Facility") for Allied NA, which is guaranteed by us and substantially all of our subsidiaries (including BFI and its subsidiaries), from a bank group led by the Chase Manhattan Bank for $7.5 billion to provide financing for the acquisition of BFI and working capital for us following the acquisition (ii) the sale of $2 billion of 10% Senior Subordinated Notes due 2009 (the "1999 Notes") by Allied NA which are guaranteed by us and substantially all of our subsidiaries (including BFI and its subsidiaries), and (iii) the sale for $1 billion of Senior Convertible Preferred Stock (the "Preferred Stock"). Copies of the New Credit Facility, and the supplemental indenture governing the 10% Senior Subordinated Notes due 2009 and the certificate of designation relating to the Senior Convertible Preferred Stock have been filed as exhibits to our Current Report on Form 8-K filed on August 10, 1999. In connection with the completion of the acquisition of BFI, we also guaranteed certain of BFI's remaining debt and, for the 1998 Senior Notes and for certain of BFI's remaining debt, provided collateral (pari passu with the New Credit Facility) consisting of certain of BFI's assets. Both the New Credit Facility and the 1999 Notes contain restrictions on Allied's ability to make acquisitions, purchase fixed assets above certain amounts, pay dividends, incur additional indebtedness, make investments, loans or advances, enter into certain transactions with affiliates or enter into a merger, consolidation or sale of all or a substantial portion of Allied's assets. The New Credit Facility, the 1999 Notes and the Preferred Stock contain provisions which could require repayment upon a defined "change of control" of Allied and the Preferred Stock also contains restrictions on Allied's ability to pay cash dividends on common stock.

 Disclosure Regarding Forward Looking Statements

         This quarterly report includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results and the underlying assumptions including Internal Growth. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such important factors ("Important Factors") that could cause actual results to differ materially from our expectations are disclosed in this section and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ from our expectations. The forward-looking statements made herein are only made as of the date of this filing and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

         Competition. The solid waste collection and disposal business is highly competitive and requires substantial amounts of capital. We compete with numerous waste management companies, some of which have significantly larger operations and greater resources. We also compete with those counties and municipalities that maintain their own waste collection and disposal operations. Forward Looking Statements assume that we will be able to effectively compete with the other waste management companies and municipalities.

         Availability of Acquisition Targets. Our ongoing acquisition program is a key element of our expansion strategy. In addition, obtaining landfill permits has become increasingly difficult, time consuming and expensive. We cannot assure that we will succeed in obtaining landfill permits or locating appropriate acquisition candidates that can be acquired at price levels that we consider appropriate and that reflects historical prices. The Forward Looking Statements assume that a number of acquisition candidates and landfill properties sufficient to meet our goals will be available for purchase and that we will be able to complete the acquisitions at prices that we have experienced in the past two years.

         Integration. Our financial position and results of operations depend to a large extent on the integration of recently acquired businesses including the acquisition of BFI completed on July 30, 1999. Before the acquisition of BFI, Allied and BFI operated as separate entities. We may not be able to maintain the levels of operating efficiency that Allied or BFI had achieved or might achieve separately. Successful integration of BFI's operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. Because of difficulties in combining operations, we may not be able to achieve the cost savings and other size related benefits that we hope to achieve after the acquisition. The Forward Looking Statements assume that integration of acquired companies, including the internalization of waste, will require from three to nine months from the date the acquisition closes. Failure to achieve effective integration in the anticipated time period or at all could have an adverse effect on our future results of operations.

         Ongoing Capital Requirements. To the extent that internally generated cash and cash available under our existing credit facilities are not sufficient to provide the cash required for future operations, capital expenditures, acquisitions, debt repayment obligations and/or financial assurance obligations, we will require additional equity and/or debt financing in order to provide such cash. We have incurred significant debt obligations in the last two years, which entail substantial debt service costs. The Forward Looking Statements assume that we will be able to raise the capital necessary to finance such requirements at rates that are as good as or better than those we are currently experiencing. We cannot assure, however, that such financing will be available or, if available, that we will find such terms satisfactory. See "Liquidity and Capital Resources".

         Economic Conditions. Our business is affected by general economic conditions. The Forward Looking Statements assume that we will be able to achieve internal volume and price growth which is not impacted by an economic downturn. As our revenue continues to grow it is likely that the rates of internal growth will reflect growth rates which are less than those experienced in 1998. We cannot assure that an economic downturn will not result in a reduction in the volume of waste being disposed of at our operations and/or the price that we can charge for our services.

         Weather Conditions. Protracted periods of inclement weather may adversely affect our operations by interfering with collection and landfill operations, delaying the development of landfill capacity and/or reducing the volume of waste generated by our customers. In addition, particularly harsh weather conditions may result in the temporary suspension of certain of our operations. The Forward Looking Statements do not assume that such weather conditions will occur.

         Dependence on Senior Management. We are highly dependent upon our senior management team. In addition, as we continue to grow, our requirements for operations management with waste industry experience will also increase. The availability of such experienced management is not known. The Forward Looking Statements assume that experienced management will be available when needed by us at compensation levels that are within industry norms. We may also encounter difficulty in the assimilation and retention of employees. The loss of the services of any member of senior management or the inability to hire experienced operations management could have a material adverse effect us.

         Influence of Government Regulation. Our operations are subject to and substantially affected by extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect our results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste. Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations or to require remediation of environmental problems at sites or nearby properties, or resulting from transportation or predecessors' transportation and collection operations, all of which could have a material adverse effect on us. Liability may also arise from actions brought by individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters. The Forward Looking Statements assume that there will be no materially negative impact on our operations due to government regulation.

         Potential Environmental Liability. We may incur liabilities for the deterioration of the environment as a result of our operations. Any substantial liability for environmental damage could materially adversely affect our operating results and financial condition. Due to the limited nature of our insurance coverage of environmental liability, if we were to incur liability for environmental damage, our business and financial condition could be materially adversely affected. The Forward Looking Statements assume that we will not incur any material environmental liabilities other than those for which a provision has been recorded in the consolidated financial statements and disclosed in the notes thereto.

         Year 2000 Systems Modifications. We expect to be Year 2000 compliant in a timely manner and expect to have no material exposure with respect to information technology-related systems. With respect to non-information technology areas, it is uncertain what risks are associated with the Year 2000 issue and any risks that may be identified could have a material, adverse effect on our business, financial condition, results of operations and cash flows. We cannot assure that the systems of our customers and vendors on which we rely will be converted in a timely manner and will not have an adverse effect on our systems or operations. The Forward-Looking Statements assume that there will be no material adverse effect on our systems or operations related to the Year 2000 issue.

 Inflation and Prevailing Economic Conditions

         To date, inflation has not had a significant impact on our operations. Consistent with industry practice, most of our contracts provide for a pass through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs. We therefore believe we should be able to implement price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors may require us to absorb cost increases resulting from inflation. We are unable to determine the future impact of a sustained economic slowdown.

 Seasonality

         We believe that our collection, transfer and landfill operations can be adversely affected by protracted periods of inclement weather which could delay the development of landfill capacity or transfer of waste and/or reduce the volume of waste generated.

 Quantitative and Qualitative Disclosures About Market Risk

         We are subject to interest rate risk on our long-term debt. Although no exposure exists with respect to our fixed rate long-term corporate debt instruments, we run the risk of interest rate fluctuations with respect to our LIBOR variable rate Senior Credit Facility at December 31, 1998. To modify the risk from these interest rate fluctuations, we enter into hedging transactions that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives. The following table sets forth, as of December 31, 1998, our long-term debt obligations, principal cash flows by scheduled maturity, average interest rate and estimated fair market value (amounts in thousands, except interest rates):

                                               Senior Credit      Average
                                                  Facility     Interest Rate
                                               -------------    ------------
            1999........................       $         --
            2000........................                 --
            2001........................             75,000
            2002........................            105,000
            2003........................            120,000
            Thereafter..................                 --
                                              -------------
            Total.......................       $    300,000        6.0%
                                               ============
            Estimated Fair Value
            at December 31, 1998........       $    300,000
                                               ============

         We have effectively converted our long-term debt, which requires payment at variable rates of interest, to fixed rate obligations through interest rate swap transactions. These transactions require us to pay fixed rates of interest on notional amounts of principal to counter-parties. The counter-parties, in turn, pay to us variable rates of interest on the same notional amounts of principal. Increases or decreases in short-term market rates would not impact earnings and cash flow as all variable rate debt has been swapped for fixed rates. In addition, decreases in long-term market interest rates would have the effect of increasing the fair value of our long-term debt and other long-term, fixed rate obligations. The following interest rate table shows the interest rate swaps that were in effect and their fair value as of December 31, 1998:


     Notional                                                                                                  Fair
     Principal                                                    Underlying                  Interest     Market Value
  (in thousands)         Maturity       Interest                 Obligations                  Received    (in thousands)
                                          Paid
------------------- ------------------- ---------- ---------------------------------------- ------------ ----------------

  $50,000            April 1999           5.12%      Credit Agreement Term Loan Facility       LIBOR       $   6.0
   50,000            October 1999         6.02       Credit Agreement Term Loan Facility       LIBOR         497.4
   50,000            November 1999        5.90       Credit Agreement Term Loan Facility       LIBOR         442.9
   50,000            November 1999        5.91       Credit Agreement Term Loan Facility       LIBOR         439.5
   50,000            March 2000           6.06       Credit Agreement Term Loan Facility       LIBOR         618.5
   50,000            September 2000       6.08       Credit Agreement Term Loan Facility       LIBOR         894.3


 Market Price Risk

         We have risk exposure associated with the market price on the 1998 Senior Notes. The 1998 Senior Notes are recorded at book value, which could vary from current market prices. At December 31, 1998, the 1998 Senior Notes had a value of $1.7 billion based on quoted average market prices.

                                     PART II

                                OTHER INFORMATION


 Item 1.  Legal Proceedings

 No changes to previously reported information.

 Item 2.  Changes in Securities

 None.

 Item 3.  Defaults upon Senior Securities

 None.

 Item 4.  Submission of Matters to a Vote of Security Holders

         On May 26, 1999, we held our annual stockholders meeting. The holders of 150,396,534 shares of Common Stock were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following action:

         The stockholders elected the following persons to serve as our directors until the next annual meeting of stockholders, and until their successors are duly elected and qualified. Votes were cast as follows:

                                                Number of        Number of
                                                Votes for      Votes Withheld
                                               -----------     ---------------
                 Thomas H. Van Weelden         150,297,188         99,346
                 Roger A. Ramsey               150,297,188         99,346
                 Nolan Lehmann                 150,297,188         99,346
                 Michael Gross                 150,297,188         99,346
                 David B. Kaplan               150,297,188         99,346
                 Antony P. Ressler             150,297,188         99,346
                 Howard A. Lipson              150,297,188         99,346
                 Dennis Hendrix                150,297,188         99,346
                 Warren B. Rudman              150,296,888         99,646
                 Vincent Tese                  150,297,188         99,346

 Item 5.  Other Information

 SUMMARIZED FINANCIAL INFORMATION OF BROWNING-FERRIS INDUSTRIES, INC. AND
                              SUBSIDIARIES

         In connection with its acquisition of BFI on July 30, 1999, Allied guaranteed substantially all of the public debt securities of BFI which remained outstanding after the acquisition. Summarized financial information for BFI and its subsidiaries as of September 30, 1998 and June 30, 1999 and for the nine months ended June 30, 1998 and 1999 is as follows:

                                           Summarized Consolidated Balance Sheet Information

                                                                    September 30, 1998           June 30, 1999
                                                                    ------------------           -------------
                                                                                                  (unaudited)
 Current assets .....................................              $         937,667          $       922,854
 Property and equipment, net.........................                      2,812,221                2,775,291
 Goodwill, net.......................................                        592,946                  669,670
 Other non-current assets ...........................                        656,647                  641,492
 Current liabilities.................................                        995,506                  933,409
 Long-term debt, net of current portion .............                      1,792,863                1,889,706
 Other long-term obligations.........................                        797,654                  815,823
 Equity..............................................                      1,413,458                1,370,369

                                      Summarized Consolidated Statement of Operations Information

                                                                                    Nine Months
                                                                                   Ended June 30,
                                                                ----------------------------------------------------
                                                                           1998                      1999
                                                                           ----                      ----
                                                                                    (unaudited)
 Revenue.............................................              $       3,693,107          $      3,169,243
 Operating costs and expenses........................                      3,195,139                 2,718,559
 Operating income....................................                        497,968                   450,684
 Net income..........................................                        253,740                   234,101

 Item 6.  Exhibits and Reports on Form 8-K

 (a)     Exhibits --

2.1 Amended and Restated Agreement and Plan of Reorganization between Allied Waste Industries, Inc. and Rabanco Acquisition Company, Rabanco Acquisition Company Two, Rabanco Acquisition Company Three, Rabanco Acquisition Company Four, Rabanco Acquisition Company Five, Rabanco Acquisition Company Six, Rabanco Acquisition Company Seven, Rabanco Acquisition Company Eight, Rabanco Acquisition Company Nine, Rabanco Acquisition Company Ten, Rabanco Acquisition Company Eleven, and Rabanco Acquisition Company Twelve. Exhibit 2.4 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.
 2.2 Agreement and plan of Merger dated as of August 10, 1998 by and among Allied Waste Industries, Inc., AWIN II Acquisition Corporation and American Disposal Services Inc. Exhibit 2 to the Company's Current Report on Form 8-K filed August 21, 1998 is incorporated hereby by reference.
 2.3 Agreement and Plan of Merger dated as of March 7, 1999 by and among Allied Waste Industries, Inc., AWIN I Acquisition Corporation and Browning-Ferris Industries, Inc. Exhibit 2 to the Company's Current Report on Form 8-K filed March 16, 1999 is incorporated herein by reference.
 3.1 Amended Certificate of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1996).
 3.2     Amended and Restated Bylaws of the Company as of May 13, 1997. Exhibit
         3.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
 3.3 Amendment to Amended Certificate of Incorporation of the Company dated October 15, 1998. Exhibit 3.4 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.
 4.1 Specimen certificate for shares of Common Stock par value $.01 per share. Exhibit 4.2 of the Company's Registration Statement on Form S-1 (No. 33-48507) is incorporated herein by reference.
 4.2 Indenture relating to the 1996 Notes dated February 28, 1997 between the Company and First Trust. Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
 4.3 1991 Incentive Stock Plan of the Company. Exhibit 10.T to the Company's Form 10 dated May 14, 1991, is incorporated herein by reference.
 4.4 1991 Non-Employee Director Stock Plan of the Company. Exhibit 10.U to the Company's Form 10 dated May 14, 1991, is incorporated herein by reference.
 4.5 1993 Incentive Stock Plan of the Company. Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.
 4.6 1994 Amended and Restated Non-Employee Director Stock Option Plan of the Company. Exhibit B to the Company's Definitive Proxy Statement in accordance with Schedule 14A dated April 28, 1994, is incorporated herein by reference.
 4.7 Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.
 4.8 Amended and Restated 1994 Incentive Stock Plan. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated May 31, 1996, is incorporated herein by reference.
 4.9 Indenture, dated as of May 15, 1997, by and among the Company and First Bank National Association with respect to the Senior Discount Notes and Exchange Notes. Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-31231) is incorporated herein by reference.
 4.10 Indenture, dated as of December 1, 1996, by and among the Company, the Guarantors and First Bank National Association with respect to the 1996 Notes and Exchange Notes. Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.

 4.11 First Supplemental Indenture dated December 30, 1996 related to the 1996 Notes. Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
 4.12 Second Supplemental Indenture dated April 30, 1997 related to the 1996 Notes. Exhibit 4.3 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
 4.13 Senior Subordinated Guarantee dated as of December 1, 1996 related to the 1996 Notes. Exhibit 4.5 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
 4.14    Amendment No.1 to the 1991 Incentive Stock Plan dated November 1, 1996.
         Exhibit 4.20 to the Company's Annual Report on Form 10-K dated March 31, 1998 is incorporated herein by reference.
 4.15 Indenture relating to the 1998 Senior Notes, dated as of December 23, 1998, by and among the Company and U.S. Bank Trust National Association, as Trustee, with respect to the 1998 Senior Notes and Exchange Notes. Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.
 4.16 Five Year Series Supplement Indenture relating to the 1998 Five Year Notes, dated December 23, 1998, among the Company, the Guarantors and the Trustee. Exhibit 4.2 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.
4.17     Form of Series B Five Year Notes  (included in Exhibit  4.22).  Exhibit
         4.3 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.
4.18 Seven Year Series Supplement Indenture relating to the 1998 Seven Year Notes, dated December 23, 1998, among the Company, the Guarantors and the Trustee. Exhibit 4.4 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.
 4.19    Form of Series B Seven Year Notes  (included in Exhibit  4.24). Exhibit
         4.5 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.
 4.20 Ten Year Series Supplement Indenture relating to the 1998 Ten Year Notes, dated December 23, 1998, among the Company, the Guarantors and the Trustee. Exhibit 4.6 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.
4.21 Form of Series B Ten Year Notes (included in Exhibit 4.26). Exhibit 4.7 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.
4.22 Certificate of Designation for Series A Senior Convertible Preferred Stock. Exhibit 4.1 to the Company's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
4.23     Certificate of Designation for Series B Junior Preferred Stock. Exhibit
         4.2 to the Company's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
4.24 First Supplemental Indenture, dated July 30, 1999 among the Company, certain subsidiaries of the Company and U.S. Bank Trust, N.A., as trustee, regarding 10% Senior Subordinated Notes due 2009 of Allied Waste North America, Inc. Exhibit 4.3 to the Company's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
 10.1 Securities Purchase Agreement dated April 21, 1997 between Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.; Laidlaw Inc. and Laidlaw Transportation, Inc.; and Allied Waste Industries. Exhibit
         10.1 to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
 10.2 Shareholders Agreement dated as of April 14, 1997 between Allied Waste Industries, Inc. and Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P. Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
 10.3 Amended and Restated Shareholders Agreement dated as of April 21, 1997 between Allied Waste Industries, Inc. and Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P.,

         Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P. Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
 10.4 Registration Rights Agreement dated as of April 21, 1997 between Allied Waste Industries, Inc. and Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P. Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
 10.5    Executive  Employment  Agreement  between  the  Company  and with Henry
         L. Hirvela dated June 6, 1997. Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
 10.6 Executive Employment Agreement between the Company and with Thomas H. Van Weelden dated January 1, 1999.
 10.7 Executive Employment Agreement between the Company and with Larry D. Henk dated June 6, 1997. Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
 10.8 Executive Employment Agreement between the Company and with Steven M.Helm dated June 6, 1997. Exhibit 10.5 to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
 10.9 Executive Employment Agreement between the Company and with Donald W. Slager dated January 1, 1999.
 10.10 Executive Employment Agreement between the Company and with Peter S. Hathaway dated June 6, 1997. Exhibit 10.14 to the Company's Report on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.
 10.11   Executive  Employment  Agreement  between the Company and with  Michael
         G. Hannon dated June 6, 1997. Exhibit 10.15 to the Company's Report on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.
 10.12 Credit Agreement dated as of June 18, 1998 among Allied Waste North America, Inc., Allied Waste Industries, Inc., certain lenders, Credit Suisse, First Boston and Goldman Sachs Credit Partners L.P., as Co-Syndication Agents, Citibank, N.A., as Issuing Bank and Citicorp USA, Inc., as Administrative Agent. Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.
 10.13 Registration Rights Agreement, dated as of December 23, 1998, by and among the Company, the Guarantors, and Donaldson, Lufkin & Jenrette Securities Corporation, relating to the $225,000,000 7 3/8% Senior Notes due 2004. Exhibit 10.1 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.
 10.14 Registration Rights Agreement, dated as of December 23, 1998, by and among the Company, the Guarantors, and Donaldson, Lufkin & Jenrette Securities Corporation, relating to the $600,000,000 7 5/8% Senior Notes due 2006. Exhibit 10.2 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.
 10.15 Registration Rights Agreement, dated as of December 23, 1998, by and among the Company, the Guarantors, and Donaldson, Lufkin & Jenrette Securities Corporation, Goldman Sachs & Co., Credit Suisse First Boston, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Dean Witter Incorporated, Bear, Stearns, & Co, Inc., BT Alex. Brown, CIBC Oppenheimer, Salomon Smith Barney, Inc., relating to the $875,000,000 7 7/8% Senior Notes due 2009. Exhibit 10.3 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.
10.16 Purchase Agreement dated December 14, 1998, by and among the Company, the Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation, with respect to the 1998 Senior Notes. Exhibit 10.4 to the Company's Registration Statement on Form S-4 (No.333-70709) is incorporated herein by reference.

10.17 Credit Facility dated as of July 30, 1999. Exhibit 10.1 to the Company's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.18 Second Amended and Restated Shareholders Agreement, dated as of July 30, 1999, between the Company and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.2 to the Company's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.19 Amended and Restated Registration Rights Agreement, dated as of July 30, 1999, between the Company and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.3 to the Company's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
 *12     Ratio of earnings to fixed charges.
 *27     Financial Data Schedule for the six months ended June 30, 1999.


 *Filed herewith.


 (b)    Reports on Form 8-K during the Quarter Ended June 30, 1999 --

        None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            ALLIED WASTE INDUSTRIES, INC.

                            By: /s/              HENRY L. HIRVELA
                                 ---------------------------------------------
                                                Henry L. Hirvela
                                   Vice President and Chief Financial Officer
                                          (Principal Financial Officer)



                            By: /s/             PETER S. HATHAWAY
                                ----------------------------------------------
                                                Peter S. Hathaway
                                   Vice President and Chief Accounting Officer
                                         (Principal Accounting Officer)

 Date:  August 13, 1999