Form 10-Q
period 1999-09-30
ALLIED WASTE INDUSTRIES INC
filed 1999-11-15
CIK 848865

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-Q

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED:     SEPTEMBER 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER: 0-19285

                         ALLIED WASTE INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       88-0228636
(STATE OR OTHER JURISDICTION OF INCORPORATION         (IRS EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION.)

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

                                  YES X NO  __

     Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest Practicable date.

                           CLASS                              OUTSTANDING AS OF NOVEMBER 11, 1999
                           -----                              -----------------------------------
Common Stock................................................              188,847,827

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ALLIED WASTE INDUSTRIES, INC.

       FORM 10-Q FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999

                                     INDEX

PART I   FINANCIAL INFORMATION
         Item 1 -- Financial Statements
         Condensed Consolidated Balance Sheets.......................     2
         Condensed Consolidated Statements of Operations.............     3
         Condensed Consolidated Statements of Cash Flows.............     4
         Notes to Condensed Consolidated Financial Statements........     5
         Item 2 -- Management's Discussion and Analysis of Financial
         Condition and Results of Operations.........................    29
PART II  OTHER INFORMATION
         Item 1 -- Legal Proceedings.................................  II-1
         Item 2 -- Changes in Securities.............................  II-1
         Item 3 -- Defaults Upon Senior Securities...................  II-1
         Item 4 -- Submission of Matters to a Vote of Security
         Holders.....................................................  II-1
         Item 5 -- Other Information.................................  II-1
         Item 6 -- Exhibits and Reports on Form 8-K..................  II-3
         Signature...................................................  II-8

                         ALLIED WASTE INDUSTRIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNT)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1998           1999
                                                              ------------   -------------
                                                                              (UNAUDITED)
ASSETS
Current Assets --
  Cash and cash equivalents.................................   $   39,742     $   101,644
  Accounts receivable, net of allowance of $13,907 and
     $38,860................................................      189,604         875,762
  Prepaid and other current assets..........................       82,667         329,642
  Deferred income taxes, net................................       44,141         144,154
  Assets held for sale......................................      143,750       1,399,000
                                                               ----------     -----------
     Total current assets...................................      499,904       2,850,202
Property and equipment, net.................................    1,776,025       3,660,863
Goodwill, net...............................................    1,327,470       8,389,659
Other assets................................................      149,193         662,475
                                                               ----------     -----------
     Total assets...........................................   $3,752,592     $15,563,199
                                                               ==========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
  Current portion of long-term debt.........................   $   21,516     $ 1,422,994
  Accounts payable..........................................      106,082         370,670
  Accrued closure, post-closure and environmental costs.....       41,938         167,598
  Accrued interest..........................................        7,892         112,714
  Other accrued liabilities.................................      228,934         916,217
  Unearned revenue..........................................       48,511         231,538
                                                               ----------     -----------
     Total current liabilities..............................      454,873       3,221,731
Long-term debt, less current portion........................    2,118,927       9,242,328
Deferred income taxes.......................................           --         329,811
Accrued closure, post-closure and environmental costs.......      205,982         832,497
Other long-term obligations.................................       42,736         335,434
Commitments and contingencies
Series A convertible preferred stock, 1,000 shares
  authorized, issued and outstanding, liquidation preference
  of $1,011 per share.......................................           --         985,000
Stockholders' equity........................................      930,074         616,398
                                                               ----------     -----------
       Total liabilities and stockholders' equity...........   $3,752,592     $15,563,199
                                                               ==========     ===========

     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                         ALLIED WASTE INDUSTRIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS; UNAUDITED)

                                                   NINE MONTHS ENDED       THREE MONTHS ENDED
                                                     SEPTEMBER 30             SEPTEMBER 30
                                                -----------------------   ---------------------
                                                   1998         1999        1998        1999
                                                ----------   ----------   --------   ----------
Revenues......................................  $1,168,493   $1,957,031   $415,740   $1,085,628
Cost of operations............................     663,839    1,122,718    235,168      635,691
Selling, general and administrative
  expenses....................................     122,108      140,769     41,492       73,295
Depreciation and amortization.................     113,239      168,529     40,084       86,578
Goodwill amortization.........................      22,498       57,881      8,424       39,395
Acquisition related and unusual costs.........      74,425      549,774     29,282      548,657
                                                ----------   ----------   --------   ----------
  Operating income (loss).....................     172,384      (82,640)    61,290     (297,988)
Equity in earnings of unconsolidated
  affiliates..................................          --      (11,265)        --      (11,265)
Interest income...............................      (2,516)      (5,382)    (1,349)      (4,713)
Interest expense..............................      63,921      232,703     20,642      151,671
                                                ----------   ----------   --------   ----------
  Income (loss) before income taxes...........     110,979     (298,696)    41,997     (433,681)
Income tax expense (benefit)..................      56,160      (46,434)    23,386     (101,351)
                                                ----------   ----------   --------   ----------
  Income (loss) before extraordinary loss and
     cumulative effect of change in accounting
     principle................................      54,819     (252,262)    18,611     (332,330)
Extraordinary loss, net of income tax
  benefit.....................................       3,054        3,223         --        3,223
Cumulative effect of change in accounting
  principle, net of income tax benefit........          --       64,255         --           --
                                                ----------   ----------   --------   ----------
  Net income (loss)...........................      51,765     (319,740)    18,611     (335,553)
Preferred dividends...........................          --       11,219         --       11,219
                                                ----------   ----------   --------   ----------
  Net income (loss) available to common
     shareholders.............................  $   51,765   $ (330,959)  $ 18,611   $ (346,772)
                                                ==========   ==========   ========   ==========
Basic EPS:
  Income (loss) before extraordinary loss and
     cumulative effect of change in accounting
     principle................................  $     0.30   $    (1.41)  $   0.10   $    (1.83)
  Extraordinary loss..........................       (0.02)       (0.02)        --        (0.01)
  Cumulative effect of change in accounting
     principle, net of income tax benefit.....          --        (0.34)        --           --
                                                ----------   ----------   --------   ----------
  Net income (loss) available to common
     shareholders.............................  $     0.28   $    (1.77)  $   0.10   $    (1.84)
                                                ==========   ==========   ========   ==========
Weighted average common shares outstanding....     181,960      187,312    182,286      187,969
                                                ==========   ==========   ========   ==========
Diluted EPS:
  Income (loss) before extraordinary loss and
     cumulative effect of change in accounting
     principle................................  $     0.29   $    (1.41)  $   0.10   $    (1.83)
  Extraordinary loss..........................       (0.01)       (0.02)        --        (0.01)
  Cumulative effect of change in accounting
     principle, net of income tax benefit.....          --        (0.34)        --
                                                ----------   ----------   --------   ----------
  Net income (loss) available to common
     shareholders.............................  $     0.28   $    (1.77)  $   0.10   $    (1.84)
                                                ==========   ==========   ========   ==========
Weighted average common and common equivalent
  shares outstanding..........................     186,718      187,312    186,995      187,969
                                                ==========   ==========   ========   ==========
Pro forma amounts, assuming the new interest
  capitalization method is applied
  retroactively:
Net income....................................  $   32,773           --   $ 13,898           --
Earnings per share............................  $     0.18           --   $   0.07           --

      The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                         ALLIED WASTE INDUSTRIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS; UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                              -----------------------
                                                                1998         1999
                                                              ---------   -----------
Operating activities --
  Net income (loss).........................................  $  51,765   $  (319,740)
  Adjustments to reconcile net income (loss) to cash
     provided by operating activities --
     Extraordinary items....................................      5,103         5,327
     Provisions (benefit) for:
       Depreciation and amortization........................    135,737       226,410
       Cumulative effect of change in accounting principle,
        net of income tax benefit...........................         --        64,255
       Non-cash acquisition related and unusual costs.......     41,675        60,490
       Loss on assets held for sale.........................         --        31,832
       Undistributed earnings of equity investment..........         --        (3,506)
       Doubtful accounts....................................      3,539         3,417
       Senior note accretion and debt discount
        amortization........................................     21,585         2,361
       Deferred income taxes................................     24,209       (97,894)
       Gain on sale of fixed assets.........................     (1,128)       (3,628)
Change in operating assets and liabilities, excluding the
  effects of purchase acquisitions --
  Accounts receivable, prepaid expenses, inventories and
     other..................................................    (68,528)     (153,950)
  Accounts payable, accrued liabilities, unearned income and other (excluding accrued acquisition related and
     unusual costs).........................................      8,541       (31,740)
  Accrued acquisition related and unusual costs.............     12,837       421,574
  Closure and post-closure costs............................     11,892        22,627
  Closure, post-closure and environmental expenditures......    (17,249)      (18,625)
                                                              ---------   -----------
Cash provided by operating activities.......................    229,978       209,210
                                                              ---------   -----------
Investing activities --
  Cash expenditures for acquisitions, net of cash
     acquired...............................................   (120,252)   (7,467,708)
  Capital expenditures, other than for acquisitions.........   (178,874)     (181,500)
  Capitalized interest......................................    (47,004)      (14,994)
  Proceeds from sale of assets..............................      8,670        40,377
  Change in deferred acquisition costs and notes
     receivable.............................................     (1,861)      (11,721)
                                                              ---------   -----------
Cash used in investing activities...........................   (339,321)   (7,635,546)
                                                              ---------   -----------
Financing activities --
  Net proceeds from sale of common stock and exercise of
     stock options and warrants.............................     72,753         9,680
  Proceeds from redeemable preferred stock, net of issuance
     costs..................................................         --       973,881
  Proceeds from long-term debt, net of issuance costs.......    785,280     8,357,478
  Repayments of long-term debt..............................   (737,804)   (1,852,801)
  Equity transactions of pooled companies...................    (17,837)           --
                                                              ---------   -----------
Cash provided by financing activities.......................    102,392     7,488,238
                                                              ---------   -----------
Increase (decrease) in cash and cash equivalents............     (6,951)       61,902
Cash and cash equivalents, beginning of period..............     33,320        39,742
                                                              ---------   -----------
Cash and cash equivalents, end of period....................  $  26,369   $   101,644
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

                         ALLIED WASTE INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Allied Waste Industries, Inc. ("Allied" or the "Company"), is incorporated under the laws of the state of Delaware. Allied is a solid waste management company providing non-hazardous waste collection, transfer, recycling, and disposal services. On July 30, 1999, Allied completed the acquisition of Browning-Ferris Industries, Inc. ("BFI") for approximately $7.7 billion of cash and the assumption of approximately $1.9 billion of BFI debt. Prior to the acquisition, BFI was the second largest nonhazardous solid waste company in North America and provided integrated solid waste management services including residential, commercial and industrial collection, transfer, disposal and recycling. (See Note 2).

     The condensed consolidated financial statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The condensed consolidated balance sheet as of December 31, 1998, which has been derived from audited consolidated financial statements, and the unaudited interim condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the presentations and disclosures herein are adequate to make the information not misleading when read in conjunction with the Company's Annual Report on Form 10-K/A as filed on July 13, 1999 for the year ended December 31, 1998. The condensed consolidated financial statements as of September 30, 1999, and for the three and nine months ended September 30, 1998 and 1999 reflect, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly state the financial position and results of operations for such periods.

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

     There have been no significant additions to or changes in accounting policies of the Company since December 31, 1998, except for the change in the Company's capitalized interest policy described below. For a description of all other accounting policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 1998 in the Company's Annual Report on Form 10-K/A.

     Certain reclassifications have been made in prior period financial statements to conform to the current presentation.

CHANGE IN ACCOUNTING PRINCIPLE

     Management evaluated the capitalized interest policy of the Company to assess the comparability of the calculation with the change in the business strategy resulting from the acquisition of BFI. As a result of this assessment, the Company changed the method of calculating capitalization of interest under Statement of Financial Accounting Standard No. 34, Capitalization of Interest Cost ("SFAS 34"). Previously, interest was capitalized using a method that defined the area of a landfill under development as all acreage considered available for development. Actual acquisition, permitting and construction costs incurred related to the area under development qualified for interest capitalization. Any costs incurred related to areas already developed and accepting waste no longer qualified for interest capitalization. Under the new methodology, the area of a landfill under development is defined as only the portion of the permitted acreage currently undergoing active cell development. The effect of this change in definition is to substantially reduce the acreage qualifying for interest capitalization. The costs upon which interest is capitalized continue to include the actual acquisition, permitting and construction costs incurred for cell development. Consistent with the prior policy, as

                         ALLIED WASTE INDUSTRIES, INC.

construction of an area is completed and the area becomes available for use, the cell no longer qualifies for interest capitalization.

     The adoption of this method, which is accounted for as a change in accounting principle, reflects the change in the operating strategy of the Company as a result of the BFI acquisition. Previously the Company's strategy was focused on the acquisition and development of waste disposal capacity. Through the BFI acquisition, the Company substantially achieved its previous strategy and will now focus on the increased utilization of landfill capacity.

     The impact of the change in accounting principle is a cumulative charge of approximately $64.3 million, after tax benefit which is included in income for the nine months ended September 30, 1999. The effect of the change on the nine months ended September 30, 1999 was to decrease net income before cumulative effect of a change in accounting principle $20.7 million ($0.11 per share) and net income $85.0 million ($0.45 per share). The pro forma amounts shown on the Condensed Consolidated Statements of Operations reflect the effect of retroactive application on capitalized interest in the prior periods that would have been recorded had the new method been in effect during these periods and the related income tax benefit.

     The effect of the change on the first and second quarters of 1999 is as follows (in thousands except per share amounts):

                                                                    THREE MONTHS ENDED
                                                              ------------------------------
                                                              MARCH 31, 1999   JUNE 30, 1999
                                                              --------------   -------------
Net income as originally reported...........................     $ 40,455         $54,463
Effect of change in method of interest capitalization.......       (7,160)         (7,444)
                                                                 --------         -------
Income before cumulative effect of a change in accounting
  principle.................................................       33,295          47,019
Cumulative effect on prior years of changing to a different
  method of interest capitalization effective January 1,
  1999......................................................       64,255              --
                                                                 --------         -------
Net income after cumulative effect of a change in accounting
  principle.................................................     $(30,960)        $47,019
                                                                 ========         =======
Per share amounts:
  Net income as originally reported.........................     $   0.21         $  0.29
  Effect of change in method of interest capitalization.....        (0.04)          (0.04)
                                                                 --------         -------
  Income before cumulative effect of a change in accounting
     principle..............................................         0.17            0.25
  Cumulative effect on prior years of changing to a
     different method of interest capitalization............        (0.33)             --
                                                                 --------         -------
Net income after cumulative effect of a change in accounting
  principle.................................................     $  (0.16)        $  0.25
                                                                 ========         =======

ACQUISITION RELATED AND UNUSUAL COSTS

1999

     During the first nine months of 1999, the Company recorded $549.8 million of acquisition related and unusual costs associated with the $9.6 billion acquisition of BFI, which was accounted for as a purchase. (See Note 2.) The costs primarily relate to environmental related matters, litigation liabilities, risk management liabilities, loss contract provisions, transition costs, the write-off of deferred costs relating to the acquisition and $31.8 million impairment loss to reduce the carrying value of assets held for sale. These costs are comprised of the following:

          The Company recorded a charge of approximately $265 million related to changes in estimates of environmental liabilities associated with BFI's operations. In connection with the Company's due diligence and integration process, assessments of the acquired operations were performed by third-party and in-house engineers. Based on these assessments, the Company made changes in accounting estimates

                         ALLIED WASTE INDUSTRIES, INC.

     of approximately (i) $136 million associated with the Superfund accrual for over 150 CERCLA cases in which BFI is involved, (ii) $28 million associated with the remedial accrual for six sites in which BFI is involved with remedial action plans, (iii) $56 million associated with the environmental accrual for various containment and treatment matters at 76 active or closed BFI landfills and (iv) $45 million associated with the accrual for the remedial and closure requirements of four BFI hazardous waste facilities.

          Management believes the environmental accrual as of September 30, 1999 represents the most probable outcome of these matters. The Company does not expect that adjustments to these estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on the Company's consolidated liquidity, financial position or results of operations. As of September 30, 1999, the Company believes that it is reasonably possible that the ultimate outcome of the environmental matters could result in approximately $33 million of additional liability.

          The Company recorded a charge of approximately $93 million related to changes in estimates of litigation liabilities associated with BFI's operations. In connection with the Company's due diligence and integration process, assessments of the acquired operations and outstanding litigation were performed by third-party and in-house legal counsel. The Company evaluated over 150 cases involving employee-related matters, insurance related matters, regulatory matters, collection matters and contract disputes. Accordingly, Allied increased the litigation accrual based on the most probable loss to be incurred for these outstanding cases.

          Management believes the litigation accrual as of September 30, 1999 represents the most probable outcome of outstanding assessments, claims and cases. The Company does not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on the Company's consolidated liquidity, financial position or results of operations. As of September 30, 1999, the Company believes that it is reasonably possible that the ultimate outcome of the litigation matters could result in approximately $10 million of additional liability.

          The Company recorded a charge of approximately $20 million related to changes in estimates of the self-insurance accruals based on the results of a third party actuarial review performed in connection with due diligence and integration of the BFI acquisition.

          In connection with the integration of the BFI acquisition, the Company reviewed BFI's existing contracts. Several contracts reviewed were in a loss position when the direct costs (excluding any fixed costs) required to be incurred to complete the contract were deducted from the revenue to be generated over the life of the contract. Consistent with Allied's accounting policies, the Company recorded a charge of approximately $35 million related to changes in estimates of required accrued losses for the excess of costs over revenues of the identified contracts.

          As a result of the acquisition of BFI in the third quarter 1999, management reassessed its market development program and decided that certain companies that were being targeted for acquisition will no longer be pursued. Accordingly, the company wrote off $26 million of deferred charges previously incurred in connection with these potential acquisitions. Additionally, the Company expensed $34 million of commitment fees paid in connection with a portion of the financing of the BFI acquisition. These fees were associated with funds that were not drawn due to alternative financing arrangements. These fees were expensed because committed financing was a condition of the signing of the merger agreement with BFI and the debt associated with these fees was not incurred.

          In connection with the integration plan for BFI, Allied identified and notified approximately 1,500 employees that they will be retained for a specified period, generally not exceeding nine months from the acquisition date, to perform transition and integration related functions. Subsequent to the specified time period, they will be terminated. Additionally, Allied identified certain offices and operations which are

                         ALLIED WASTE INDUSTRIES, INC.

     duplicative and is in the process of consolidating these operations. As these transition costs are not accruable until committed or paid, approximately $35 million of transition costs were expensed during the third quarter. Additionally, the Company accrued approximately $9 million of committed transition costs during the third quarter. The Company estimates that it may incur approximately $200 million of additional transition expenses associated with the integration of BFI over the subsequent quarters.

          Any subsequent changes in estimates of acquisition related and unusual costs will be included in the acquisition related and unusual costs caption of the statement of operations in the period in which the change in estimate is made. To date, no significant changes in estimates have been made related to these costs.

1998

     During the year ended December 31, 1998, the Company recorded acquisition related and unusual costs in the amount of $247.9 million. These costs consist of transaction and deal costs, employee severance and transaction costs, environmental related matters, litigation liabilities, regulatory compliance matters, restructuring and abandonment costs and loss contract provisions. The Company does not anticipate that future costs to be incurred in connection with the 1998 acquisitions will be significant as the restructuring and transition activities associated with these acquisitions has been substantially completed as of December 31, 1998. The 1998 acquisition related and unusual costs discussed below predominantly relate to acquisitions accounted for as poolings-of-interests and consist of the following:

          Direct transaction and deal costs of $51.2 million including investment banker, attorney, accountant, environmental assessment and other third-party fees. Approximately $11.7 million was accrued at December 31, 1998 and was paid in the first six months of 1999.

          Employee severance and transition costs of $73.6 million consist of $39.3 million in termination payments made to employees of acquired companies based on change of control provisions in preexisting contracts and $34.3 million of costs associated with severance payments under exit or integration plans implemented in connection with acquisition made during 1998. Exit plans primarily related to the elimination of duplicate corporate and administrative offices of companies acquired. Integration plans included the combination of field activities for human resource, accounting, facility maintenance, health and safety compliance and customer service activities of companies acquired with field activities similar to those of the Company. The exit and integration plans called for the termination of approximately 800 employees who performed managerial, sales, administrative support, maintenance and repair, or hauling and landfill operations duties. All employees were identified and notified of their severance or transition benefits at the time management approved the plan, which occurred at or around the time of the acquisitions. Approximately $10.1 million was accrued at December 31, 1998, the majority of which has been paid in 1999.

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

     As part of the Company's acquisition due diligence process, environmental assessments were performed at the time of acquisition by third-party and in-house engineers. The assessments were performed at over 150 operating sites owned or used by the 54 companies acquired by Allied in 1998. Additional environmental liabilities were accrued based on the results of the assessments and represent the most probable outcome of these identified contingent matters. $27.1 million of the additional accrued environmental liability was comprised of required remedial activities identified at 28 separate locations. These locations include eight

                         ALLIED WASTE INDUSTRIES, INC.

landfills acquired by Allied, 15 landfills not owned by Allied, but used for disposal by collection companies acquired, and transfer stations and maintenance facilities acquired. Required remedial activities include the removal and disposal of contaminated soil and hazardous waste and legal and administrative costs of the settlement of Superfund claims. The additional $14 million of environmental accruals related to removal and treatment of leachate at landfills, the level of which exceeded permitted amounts at seven of the acquired landfills. At December 31, 1998, approximately $41.1 million and $15.8 million was accrued for environmental matters and legal and regulatory compliance matters, respectively, which are expected to be disbursed in future periods.

     The change in estimate relating to litigation and regulatory compliance liabilities was accrued based on legal due diligence performed by in-house and outside legal counsel for acquired companies at the time of acquisition and the determination of the most probable loss incurred. As a result of this legal due diligence, the Company identified 14 companies acquired in business combinations accounted for as poolings-of-interest which had an aggregate of 54 asserted and unasserted claims involving matters such as contract disputes, employment related disputes, real and personal property and sales tax issues and billing disputes. Additionally, the Company identified regulatory compliance issues related to 12 companies acquired, which included citations for certain state and federal health, safety and transportation violations and the associated costs of fines, assessments and required maintenance costs to bring facilities and equipment into compliance.

     Management believes the accrual as of December 31, 1998 for legal and regulatory compliance matters represents the most probable outcome of outstanding assessments and claims. The Company does not expect that adjustments to estimates related to the 1998 acquisitions will have a material effect on the Company's consolidated liquidity, financial positions or results of operations. At December 31, 1998, the Company believes that it is reasonably possible that the ultimate outcome of the legal and regulatory compliance matters could result in approximately $5 million of additional liability.

     Restructuring and abandonment costs were $42.1 million in business combinations accounted for as pooling-of-interests. Costs to relocate redundant operations and to transition them to common information systems were $23.1 million. Redundant operations consisted primarily of activities for human resources, accounting, facility maintenance, health and safety compliance and customer service which were performed in field offices of companies acquired. Abandonment costs and losses on the disposal of duplicate revenue producing assets relating to specifically identified transfer stations and recycling facilities were $8.8 million. Revenue and net operating income of the abandoned operations represented less than one percent of the Company's consolidated amounts. Additionally, $10.2 million of costs were incurred for the disposition of redundant non-revenue producing assets. This includes $7.6 million that was accrued at December 31, 1998, and in accordance with exit and integration plans is expected to be paid in 1999. This accrual is for payments under non-cancelable lease agreements for corporate offices to be vacated and other costs to close corporate facilities after operations have ceased under exit plans implemented during 1998 at five companies acquired.

     Loss contract provisions were $7.6 million for losses associated with collection contracts and other contractual obligations assumed in acquisitions. Approximately $5 million remained accrued at December 31, 1998 and was paid as of September 30, 1999.

                         ALLIED WASTE INDUSTRIES, INC.

     The following table reflects the activity related to the 1998 acquisition related and unusual costs (in thousands):

                                                                                                      TOTAL
                                           1998                                                     REMAINING
                               1998        ASSET          1998           1999                     SEPTEMBER 30,
                             EXPENSE    IMPAIRMENTS   EXPENDITURES   EXPENDITURES   ADJUSTMENTS       1999
                             --------   -----------   ------------   ------------   -----------   -------------
Transaction and deal
costs......................  $ 51,200    $     --      $ (39,529)      $(11,671)      $   --         $    --
Severance and transition
  costs....................    73,619          --        (63,493)        (7,103)          --           3,023
Environmental, litigation
  and regulatory compliance
  costs....................    73,416          --        (16,482)       (10,487)          --          46,447
Restructuring and
  abandonment costs........    42,098     (18,514)       (15,954)        (5,372)          --           2,258
Loss contracts.............     7,569          --         (2,587)        (4,982)          --              --
                             --------    --------      ---------       --------       ------         -------
          Total............  $247,902    $(18,514)     $(138,045)      $(39,615)      $   --         $51,728
                             ========    ========      =========       ========       ======         =======

     Any subsequent changes in estimates of acquisition related and unusual costs will be included in the acquisition related and unusual costs caption of the statement of operations in the period in which the change in estimate is made. To date, no significant changes in estimates have been made related to these costs. During the first nine months of 1999, the Company expensed approximately $0.3 million in transition salaries relating to plans implemented in 1998.

EXTRAORDINARY ITEMS, NET

     In June 1998, the Company replaced its credit facility and recognized an extraordinary charge of approximately $5.1 million ($3.1 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.

     In July 1999, the Company replaced its credit facility and recognized an extraordinary charge of approximately $5.3 million ($3.2 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.

STATEMENTS OF CASH FLOWS

     The non-cash transactions for the nine months ended September 30, 1998 and 1999 are as follows (in thousands):

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1998         1999
                                                              --------    ----------
Non-cash Transactions:
  Common stock issued in acquisitions.......................  $122,234    $    1,573
  Debt and liabilities incurred or assumed in
     acquisitions...........................................    22,036     1,849,892
  Non-cash purchase and sale of operating businesses........        --       106,188

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 133 -- Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, to be applied prospectively, was to have been effective for the Company's quarter ending March 31, 2000. In June 1999, the FASB issued Statement of Financial Accounting Standards 137 -- Accounting for Derivative Instruments and

                         ALLIED WASTE INDUSTRIES, INC.

Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. This statement deferred the effective date of SFAS 133 to the Company's quarter ending March 31, 2001. The Company is currently evaluating the impact of SFAS 133 on its future results of operations and financial position.

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

2. BUSINESS COMBINATIONS AND DIVESTITURES

     Acquisitions accounted for under the pooling of interests method are reflected in the results of operations as if the acquisition occurred on the first day of the earliest year presented. Acquisitions accounted for under the purchase method are reflected in the results of operations since the effective date of the acquisition. For those acquisitions accounted for using the purchase method, the Company allocates the cost of the acquired business to the assets acquired and liabilities assumed based upon their estimated fair values. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to define and quantify assets acquired and liabilities assumed. The allocation period varies but does not exceed one year. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. Purchase accounting adjustments, acquisition related costs and other possible charges that may arise from the acquisitions may materially impact our future consolidated financial position and consolidated financial results of operations.

     On July 30, 1999, the Company completed the acquisition of BFI for approximately $7.7 billion of cash and the assumption of approximately $1.9 billion of BFI debt. Prior to the acquisition, BFI was the second largest nonhazardous solid waste company in North America and provided integrated solid waste management services including residential, commercial and industrial collection, transfer, disposal and recycling. As of the date of acquisition, BFI serviced approximately 7.3 million customers through a network of 221 collection companies, 86 transfer stations, 91 landfills, and 102 recycling facilities and had annual revenues of approximately $4.2 billion.

     The cash consideration for the acquisition of BFI was financed by the proceeds from the issuance of the $1.0 billion 6.5% senior convertible preferred stock, the proceeds from the issuance of the $2.0 billion 10% Senior Subordinated Notes, and the proceeds from the $5.6 billion senior secured credit facility and the asset sale term loan.

     The acquisition of BFI has been accounted for as a purchase and, accordingly, the operating results of BFI have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $6.8 billion is being amortized over 40 years using the straight-line method.

                         ALLIED WASTE INDUSTRIES, INC.

     The following table reflects the allocation of purchase price for the acquisition of BFI, giving effect to asset divestitures described in Note 3 (in thousands):

Current assets..............................................  $ 2,520,546
Property and equipment, net.................................    1,924,816
Goodwill....................................................    6,782,641
Non-current assets..........................................      640,127
Current liabilities.........................................   (1,106,633)
Long-term debt..............................................   (1,749,458)
Other long-term obligations.................................   (1,357,588)
                                                              -----------
          Total net assets..................................  $ 7,654,451
                                                              ===========

     In the first nine months of 1999, the Company acquired two companies in transactions accounted for as poolings-of-interests. As the effect of these business combinations was not significant, prior period financial statements were not restated to include historical operating results of the acquired companies.

     In the first nine months of 1999, the Company sold certain assets for approximately $125.8 million. These assets were included in assets held for sale as of December 31, 1998.

     The following table summarizes the acquisitions for the nine months ended September 30, 1998 and 1999, excluding the acquisition of BFI:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1998        1999
                                                              --------    --------
                                                                  (UNAUDITED)
Number of businesses acquired and accounted for as:
  Poolings-of-interests.....................................        15           2
  Purchases.................................................        26          42
Total consideration (in thousands)..........................  $937,589    $463,438
Shares of common stock issued (in thousands)................    32,030(1)    1,477(2)

---------------
(1) Includes 547 shares of contingently issuable common stock.

(2) Includes 169 shares of contingently issuable common stock.

UNAUDITED PRO FORMA INCOME STATEMENT DATA

     The following unaudited pro forma consolidated data for the year ended December 31, 1998 and the nine months ended September 30, 1999 presents the results of operations of Allied as if the companies purchased and sold in 1998 and through September 30, 1999, had all occurred as of January 1, 1998. This data does not purport to be indicative of the results of operations of Allied that might have occurred during the periods indicated nor that might occur in the future (in thousands, except per share data).

                                                                 DECEMBER 31, 1998
                                                              ------------------------
                                                               REPORTED     PRO FORMA
                                                              ----------   -----------
                                                                           (UNAUDITED)
Revenues....................................................  $1,575,612   $5,616,477
Net loss to common shareholders.............................     (98,251)    (258,237)
Net loss per common share -- basic..........................       (0.54)       (1.40)
Net loss per common share -- diluted........................       (0.54)       (1.40)

                         ALLIED WASTE INDUSTRIES, INC.

                                                                    FOR THE NINE
                                                                    MONTHS ENDED
                                                                 SEPTEMBER 30, 1999
                                                              ------------------------
                                                               REPORTED     PRO FORMA
                                                              ----------   -----------
                                                                           (UNAUDITED)
Revenues....................................................  $1,957,031   $2,052,986
Net loss to common shareholders.............................    (330,959)    (334,193)
Net loss per common share -- basic..........................       (1.77)       (1.79)
Net loss per common share -- diluted........................       (1.77)       (1.79)

3. ASSETS HELD FOR SALE

ALLIED ASSETS

     The ability to successfully implement the Company's vertical integration business plan is a key consideration in determining whether the Company will continue to operate in a specific market. In the normal course of business, the Company has exited markets in which the execution of the vertical integration business plan was not practicable.

     In October 1998, management formalized plans to dispose of certain operating districts (the "Operating Districts") that represented non-core or non-integrated operations. The Company had entered into agreements to sell these operations and in accordance with Statement of Financial Accounting Standard
121 -- Accounting for the Impairment of Long-lived Assets and Long-lived Assets to Be Disposed Of ("SFAS 121"), recorded an impairment loss during the fourth quarter of 1998 to reduce the carrying value of the assets to net realizable value including an accrual for the cost of disposal. The Company completed the sale of these assets during the first six months of 1999.

     In July 1999, management formalized plans to dispose of certain operations required to be divested by governmental order as a condition for approval of the acquisition of BFI (the "Allied Divestitures"). Additionally, management has identified other Allied operating districts (the "Allied Operations") in which the Company's vertical integration plan is not practicable as a result of the BFI transaction. In accordance with SFAS 121, an impairment loss of $31.8 million was recorded during the third quarter of 1999 to reduce the carrying value of the assets to the net realizable value including an accrual for the cost of disposal. The Company expects to complete these transactions during 2000.

     The results of operations before depreciation and amortization of the Operating Districts, the Allied Divestitures and Allied Operations included in consolidated operating income, in accordance with SFAS 121, was approximately $6.6 million during the nine months ended September 30, 1999. During this same period, the Company excluded from consolidated statements of operations, in accordance with SFAS 121, depreciation and amortization relating to assets held for sale in the amount of $5.0 million.

BFI ASSETS

     Concurrent with the acquisition of BFI, certain BFI operations were identified prior to the acquisition of BFI by management as non-core or non-integrated operations and are expected to be divested along with certain operations required by governmental order to be divested. These operations include BFI's Canadian operations, medical waste operations, gas systems operations and certain solid waste operations (collectively, the "BFI Divestitures"). The sales of these operations are being accounted for in accordance with Emerging Issues Task Force Issue 87-11 -- Allocation of Purchase Price to Assets to Be Sold. The BFI Divestitures are being carried at the net realizable value based on the current terms of transactions expected to be closed in the next several months including accruals for cost of disposal, operating income and allocable interest expense. Accordingly, $25.9 million of consolidated operating income and $20.4 million of allocable interest expense related to the BFI Divestitures was excluded from the consolidated statements of operations for the nine

                         ALLIED WASTE INDUSTRIES, INC.

months ended September 30, 1999 and was included in assets held for sale on the condensed consolidated balance sheet.

     At December 31, 1998, and September 30, 1999, the assets held for sale totaled $143.8 million and $1,399.0 million, respectively, and are classified as a current asset on the condensed consolidated balance sheets and are summarized as following (in thousands):

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1998           1999
                                                              ------------   -------------
Accounts receivable, net...................................     $ 16,608      $   83,502
Other current assets.......................................        4,460          80,966
Property and equipment, net................................       55,869         708,470
Goodwill, net..............................................      106,214         411,031
Other long-term assets.....................................        1,595         227,358
Current liabilities........................................       (1,785)        (94,847)
Long-term liabilities......................................      (39,211)        (17,480)
                                                                --------      ----------
          Total net assets.................................     $143,750      $1,399,000
                                                                ========      ==========

4. PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and September 30, 1999 is as follows (in thousands):

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1998           1999
                                                              ------------   -------------
Land and improvements.......................................   $  168,569     $  392,740
Land held for permitting as landfills(1)....................       95,463        127,229
Landfills...................................................    1,063,598      1,463,930
Buildings and improvements..................................      162,989        469,030
Vehicles and equipment......................................      500,811      1,143,094
Containers and compactors...................................      247,173        577,571
Furniture and office equipment..............................       18,655        132,543
                                                               ----------     ----------
                                                                2,257,258      4,306,137
Accumulated depreciation and amortization...................     (481,233)      (645,274)
                                                               ----------     ----------
                                                               $1,776,025     $3,660,863
                                                               ==========     ==========

---------------

(1) These properties have been approved for use as landfills, and the Company is currently in the process of obtaining the necessary permits.

5. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company uses the equity method of accounting for investments in unconsolidated affiliates over which it exercises control through a 20% to 50% ownership interest. The summarized combined balance sheet, statement of operations information and the Company's related investments and earnings presented in the table below indicates amounts related to the following significant equity investees in which the Company exercises control through a 50% ownership interest: American Ref-Fuel Company, American Ref-Fuel Company of Hempstead, American Ref-Fuel Company of Essex, American Ref-Fuel Company of Southeastern Connecticut, American Ref-Fuel Company of Niagara, LP, American Ref-Fuel Company of SEMASS, LP, American Ref-Fuel Operations of SEMASS, LP. There were no investments in unconsolidated affiliates prior to the acquisition of BFI.

                         ALLIED WASTE INDUSTRIES, INC.

                 SUMMARIZED COMBINED BALANCE SHEET INFORMATION

                                                              SEPTEMBER 30, 1999
                                                              ------------------
                                                                 (AMOUNTS IN
                                                                  THOUSANDS)
Current assets..............................................      $  213,295
Property and equipment, net of accumulated depreciation.....       1,123,173
Other non-current assets....................................         250,956
Current liabilities.........................................         148,448
Long-term debt, net of current portion......................       1,112,649
Other long-term liabilities.................................         209,302
Retained earnings...........................................         117,025
Company's investments in and advances to equity
  investees(1)..............................................         311,324

                 SUMMARIZED STATEMENT OF OPERATIONS INFORMATION

                                                              FOR THE PERIOD
                                                              JULY 31, 1999
                                                                THROUGH
                                                              SEPTEMBER 30, 1999
                                                                   -------
                                                                 (AMOUNTS IN
                                                                  THOUSANDS)
Total revenue...............................................       $61,677
Operating income............................................        31,982
Net income..................................................        23,660
Equity in earnings of equity investees(2)...................        11,265
Dividends from equity investees.............................         7,759

---------------

(1) Includes investment in excess of underlying equity of $184.7 million, subordinated note and other receivables of $47.0 million, and other assets of $21.1 million.

(2) Differences between the equity in earnings of equity investees reported by the Company and the Company's proportionate share of the combined earnings of the related investees have resulted principally from accounting differences in the recognition of expenses, the elimination of intercompany transactions and the amortization of the investment in excess of underlying equity over 40 years.

                         ALLIED WASTE INDUSTRIES, INC.

6. LONG-TERM DEBT

     Long-term debt at December 31, 1998 and September 30, 1999 consists of the following (in thousands):

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1998           1999
                                                              ------------   -------------
Senior credit facility, weighted average interest and
effective rate of 6.0%......................................   $  300,000     $        --
Revolving credit facility, weighted average interest and
  effective rate of 7.88%...................................           --          24,000
Senior notes, interest at 7.38%, effective rate of 7.41% net
  of unamortized discount of $331 and $289..................      224,669         224,711
Senior notes, interest and effective rate of 7.63%..........      600,000         600,000
Senior notes, interest at 7.88%, effective rate of 7.91% net
  of unamortized discount of $1,522 and $1,444..............      873,478         873,556
Asset sale term loan facility, interest and effective rate
  of 7.94%..................................................           --         556,000
Tranche A term loan facility, interest and effective rate of
  7.94%.....................................................           --       1,750,000
Tranche B term loan facility, interest and effective rate of
  8.19%.....................................................           --       1,250,000
Tranche C term loan facility, interest and effective rate of
  8.44%.....................................................           --       1,500,000
Tranche D term loan facility, interest and effective rate of
  8.94%.....................................................           --         500,000
Senior subordinated notes, interest at 10%, effective rate
  of 9.92% including unamortized premium of $8,331..........           --       2,008,331
Senior notes, interest at 6.10%, effective rate of 8.87% net
  of unamortized discount of $11,589........................           --         145,100
Senior notes, interest at 6.375%, effective rate of 9.91%
  net of unamortized discount of $26,261....................           --         134,939
Senior notes, interest at 7.875%, effective rate of 9.07%
  net of unamortized discount of $3,400.....................           --          66,101
Debentures, interest at 7.40%, effective rate of 10.40% net
  of unamortized discount of $82,103........................           --         277,897
Debentures, interest at 9.25%, effective rate of 9.95% net
  of unamortized discount of $4,834.........................           --          94,666
Market value put securities, interest at 6.08%, effective
  rate of 7.11% net of unamortized discount of $1,247.......           --         248,753
Solid waste revenue bond obligations, weighted average
  interest rate of 5.63%, weighted average effective rate of
  5.56% net of unamortized discount of $5,206...............           --         250,924
Notes payable to banks, finance companies, and individuals,
  weighted average interest rates of 6.3% and 7.5% at
  December 31, 1998 and September 30, 1999, respectively and principal payable through 2014, secured by vehicles,
  equipment, real estate, accounts receivable or stock of
  certain subsidiaries......................................       87,376         128,141
Notes payable to individuals and a commercial company,
  interest of 5%-10%, principal and interest payable through
  2006, unsecured...........................................       18,296          16,025
Obligations under capital leases of vehicles and equipment,
  weighted average interest of 8.1% and 8.0% at December 31,
  1998 and September 30, 1999...............................       36,624          16,178
                                                               ----------     -----------
                                                                2,140,443      10,665,322
Current portion.............................................       21,516       1,422,994
                                                               ----------     -----------
                                                               $2,118,927     $ 9,242,328
                                                               ==========     ===========

     In December 1998, Allied Waste North America, Inc. ("Allied NA"; a wholly owned consolidated subsidiary of Allied) issued an aggregate of $1.7 billion of senior notes consisting of $225 million 7 3/8% senior notes due 2004 (the "Five Year Senior Notes"), $600 million 7 5/8% senior notes due 2006 (the "Seven Year

                         ALLIED WASTE INDUSTRIES, INC.

Senior Notes") and $875 million 7 7/8% senior notes due 2009 (the "Ten Year Senior Notes" and collectively the "1998 Senior Notes") in a Rule 144A offering which were subsequently registered for public trading with the SEC in January 1999. Interest accrued on the 1998 Senior Notes is payable semi-annually on January 1 and July 1 beginning on July 1, 1999. The Company used the net proceeds from the 1998 Senior Notes to fund the purchase of the 1996 Notes and the Senior Discount Notes pursuant to tender offers the Company commenced in November 1998 and completed in December 1998, to repay borrowings outstanding under the Senior Credit Facility and certain capital lease obligations, and for general corporate purposes. The 1998 Senior Notes are guaranteed by the Company and substantially all of Allied NA's current and future subsidiaries, the guarantees of which are expressly subordinated to the guarantees of Allied NA's Credit Agreement.

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

     In connection with the BFI acquisition in July 1999, the Company repaid the Senior Credit Facility and entered into a new credit facility (the "1999 Credit Facility"). The 1999 Credit Facility provides a $1.5 billion six-year revolving credit facility, a $556 million two-year asset sale term loan (the "Asset Sale Term Loan"), a $1,750 million six-year tranche A term loan (the "Tranche A Term Loan"), a $1,250 million seven-year tranche B term loan (the "Tranche B Term Loan"), a $1,500 million eight-year tranche C term loan (the "Tranche C Term Loan") and a $500 million eight-year tranche D term loan (the "Tranche D Term Loan").

     The 1999 Credit Facility bears interest, at (a) an Alternate Base Rate, or
(b) a Eurodollar Rate, both terms defined in the 1999 Credit Facility, plus, in either case, an applicable margin and may be used for acquisitions, the issuance of letters of credit, working capital and other general corporate purposes. Of the $1.5 billion available under the Revolving Credit Facility, no more than $800 million may be used to support the issuance of letters of credit. As of September 30, 1999, $1.1 billion was available for withdrawal on this facility.

     The Company is required to make prepayments on the 1999 Credit Facility upon completion of certain asset sales and issuances of debt or equity securities. Required prepayments are to be made based on a percentage of the net proceeds of any debt incurrence or equity issuance. Proceeds of an issuance of debt or equity are first applied to reduce borrowings under the Tranche D Term Loan, second to reduce borrowings under the Asset Sale Term Loan and third to reduce the borrowings under the Tranche A, B and C Term Loans on a pro rata basis. Proceeds from asset sales are to be applied first to reduce borrowings under the asset sale term loan, second to reduce the borrowings under the Tranche A, B and C Term Loans on a pro rata basis. When proceeds are received from an asset sale, if there are no outstanding Asset Sale Term Loan borrowings and the Tranche D Term Loan has been repaid, then the proceeds may be applied to reduce borrowings under the term loans.

     In July 1999, Allied NA issued approximately $2.0 billion of senior subordinated notes (the "1999 Notes") in a Rule 144A offering. Interest accrues on the 1999 Notes at an interest rate of 10% per annum, payable semi-annually on May 1 and November 1 beginning on November 1, 1999. The Company used the proceeds from the 1999 Notes as partial financing of the acquisition of BFI. The 1999 Notes are guaranteed by the Company and substantially all of Allied NA's current and future subsidiaries, the guarantees of which are subordinated to all current and future indebtedness except indebtedness that expressly provides that it is not senior to the guarantees.

     In connection with the BFI acquisition on July 30, 1999, the Company assumed all of BFI's debt securities with the exception of commercial paper that was paid off in connection with the acquisition. BFI's

                         ALLIED WASTE INDUSTRIES, INC.

debt securities were recorded at their fair market values as of the date of the acquisition in accordance with Emerging Issues Task Force Issue
98-1 -- Valuation of Debt Assumed in a Purchase Business Combination. The effect of revaluing the debt securities formerly owned by BFI resulted in an aggregate discount from the face amount of $137.0 million.

     The debt assumed in connection with the acquisition, includes 6.08% Market Value Put Securities (MVPs) with a face amount of $250 million due January 18, 2002, 6.10% Senior Notes with a face amount of $156.7 million due January 15, 2003, 6.375% Senior Notes with a face amount of $161.2 million due January 15, 2008, 7.875% Senior Notes with a face amount of $69.5 million that mature on March 15, 2005, 9.25% Debentures with a face amount of $99.5 million that mature on May 1, 2021, 7.40% Debentures with a face amount of $360.0 million due September 15, 2035 and solid waste revenue bond obligations with an aggregate face amount of $256.1 million, a weighted average interest rate of approximately 5.63% and various maturity dates through the year 2027.

     The MVPs have a mandatory put on January 18, 2000. First National Bank of Chicago holds an option to purchase the MVPs, and if the Company chooses, to remarket the MVPs on that date for an additional two-year term. If First National Bank of Chicago does not exercise its option to purchase the MVPs on January 18, 2000, they will be purchased by the Company on that date.

     The 7.40% Debentures are not subject to any sinking fund and may be redeemed as a whole or in part, at the option of the Company at any time. The redemption price is equal to the greater of (i) the principal amount of the debentures and (ii) the present value of future principal and interest payments discounted at a rate specified under the terms of the indenture.

     The 6.10% Senior Notes, 6.375% Senior Notes and 9.25% Debentures are not redeemable prior to maturity and are not subject to any sinking fund.

FUTURE MATURITIES OF LONG-TERM DEBT

     Aggregate future maturities of long-term debt outstanding at September 30, 1999 (in thousands):

                                                              SEPTEMBER 30,
MATURITY                                                          1999
--------                                                      -------------
2000........................................................   $ 1,422,994
2001........................................................       565,189
2002........................................................        12,245
2003........................................................       161,841
2004........................................................       228,039
Thereafter..................................................     8,275,014
                                                               -----------
                                                               $10,665,322
                                                               ===========

FAIR VALUE OF DEBT

     BFI's debt was recorded at fair market value in connection with the acquisition. Since the date of acquisition, there has been no significant change in the market value of this debt.

INTEREST RATE PROTECTION AGREEMENTS

     The Company has entered into interest rate protection agreements (the "Agreements"), with reputable national commercial banks and investment banking institutions to reduce its exposure to fluctuations in variable interest rates. The Agreements outstanding as of September 30, 1999 represent an aggregate notional

                         ALLIED WASTE INDUSTRIES, INC.

amount of $3,250.0 million with maturity dates ranging from October 1999 through September 2002 and interest paid in exchange of LIBOR for fixed rates ranging from 5.56% through 6.08%. The Agreements effectively change the Company's interest rate paid on its floating rate long-term debt to a weighted average fixed rate of approximately 5.76% plus applicable margins.

DEBT COVENANTS

     The Company's 1999 Credit Facility, contains certain financial covenants, including, but not limited to, an EBITDA ratio, and an interest expense coverage ratio. Additionally, these covenants limit among other things, the ability of the Company and of its subsidiaries to incur additional indebtedness and liens, make acquisitions and purchase fixed assets above certain amounts, pay dividends, make optional prepayments on certain subordinated indebtedness, make investments, loans or advances, enter into certain transactions with affiliates or consummate a merger, consolidation or sale of all or substantially all of its assets. At September 30, 1999, Allied was in compliance with all applicable covenants.

     The 1998 Senior Notes and the 1999 Notes contain certain financial and operating covenants and restrictions which may in certain circumstances limit the ability of the Company to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions.

     Substantially all subsidiaries of the Company are jointly and severally liable for the obligations under the 1998 Senior Notes, the 1999 Notes and the 1999 Credit Facility through unconditional guarantees issued by current and future subsidiaries which are all, except in one minor case, wholly-owned by the Company. In addition, the 1999 Credit Facility is secured by substantially all the personal property and a pledge of the stock of substantially all of the Company's present and future subsidiaries.

7. CLOSURE, POST-CLOSURE AND ENVIRONMENTAL COSTS

CLOSURE AND POST-CLOSURE COSTS

     The net present value of the closure and post-closure liability is calculated assuming inflation of 2.0% and a risk-free capital rate of 6.5%. Discounted amounts previously recorded are accreted to reflect the effects of the passage of time. The Company's current estimate of total future payments for closure and post-closure, in accordance with Subtitle D, is $2.8 billion, adjusted for inflation, as shown below, while the present value of such estimate is $1.1 billion. At December 31, 1998 and September 30, 1999, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $154.5 million and $542.1 million, respectively. The estimated remaining lives, based on current waste flows, range from 1 to over 75 years, with an estimated average remaining life of approximately 30 years.

     The Company's estimate of total future payments for closure and post-closure liabilities as of September 30, 1999 for currently owned and operated landfills is as follows (in thousands):

2000........................................................   $   99,465
2001........................................................       54,424
2002........................................................       61,852
2003........................................................       69,682
2004........................................................       70,523
Thereafter..................................................    2,417,735
                                                               ----------
                                                               $2,773,681
                                                               ==========

ENVIRONMENTAL COSTS

     In connection with the acquisition of companies, Allied engages an independent environmental consulting firm to assist in conducting an environmental assessment of companies acquired from third parties. The

                         ALLIED WASTE INDUSTRIES, INC.

ultimate amounts for environmental liabilities cannot be determined and estimates of such liabilities made by the Company, after consultation with its independent environmental engineers, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where the Company has concluded that its estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in the Company's assessment to date, the recorded liabilities are periodically evaluated, as additional information becomes available to ascertain that the accrued liabilities are adequate. The Company has determined that the recorded liability for environmental matters as of September 30, 1999 of approximately $458.0 million represents the most probable outcome of these contingent matters.

8. EMPLOYEE BENEFIT PLANS

     Effective July 30, 1999, in connection with the acquisition of BFI, the Company assumed two defined benefit retirement plans covering substantially all BFI employees in the United States, except for certain employees subject to collective bargaining agreements. These retirement plans were amended on July 30, 1999 to freeze future credited service, but interest credits will continue to accrue, for all non-union participants. Union participants will continue to receive 2% annual service credits. The benefits for these plans are based on years of service and the employee's compensation. The Company's general funding policy for these plans is to make annual contributions to the plans equal to the actuary's recommended contribution, as required.

     The BFI San Mateo Pension Plan covers substantially all employees of this location. Benefits are based on the employee's years of service and compensation using the average of earnings over the highest five consecutive calendar years out of the last fifteen years of service.

     For both plans, an actuarial valuation report was prepared as of July 30, 1999 and used, as permitted by Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132") for the following disclosures.

                                                              SEPTEMBER 30,
                                                                  1999
                                                              -------------
Actuarial present value of projected benefit obligation.....     $(256.5)
Plan assets at fair value, primarily commercial paper,
common stocks and mutual funds..............................       309.1
                                                                 -------
Projected benefit obligation less than plan assets..........        52.6
                                                                 -------
Prepaid pension costs.......................................     $  52.6
                                                                 =======
Discount rate...............................................         7.5%
Rate of increase in compensation levels.....................         4.0%
Expected long-term rate of return on assets.................         9.5%

     As the majority of the benefits were frozen as of the date of acquisition and the plans are in a prepaid position, the current year expense is not expected to be material to the Company's results of operations.

OTHER POSTRETIREMENT BENEFITS

     The Company assumed in connection with the acquisition of BFI a frozen and unfunded postretirement benefit plan which provides for employees participating in its medical plan to receive a monthly benefit after retirement based on years of service. The Company has accrued the actuarially-determined accumulated postretirement benefit obligation of approximately $12 million at September 30, 1999. Current year expense is not expected to be material to the Company's results of operations.

                         ALLIED WASTE INDUSTRIES, INC.

9. REDEEMABLE PREFERRED STOCK

     In connection with the BFI acquisition, the Company's Board of Directors adopted a resolution creating a series of one million shares of preferred stock having a par value of $0.10 per share. These shares were designated as Series A Senior Convertible Preferred Stock ("Preferred Stock") and are entitled to vote on, among other things, all matters on which the holders of Common Stock are entitled to vote. Each share of Preferred Stock has the number of votes equal to the number of shares of Common Stock then issuable upon conversion, assuming stockholder approval is obtained to permit conversion of the Preferred Stock into Common Stock ("Stockholder Approval"). Assuming Stockholder Approval is received prior to January 30, 2000, shares of Preferred Stock will be entitled to cumulative quarterly dividends in an amount equal to 6.5% per annum of the sum of liquidation preference plus accrued but unpaid dividends for prior quarters. If dividends are not paid in cash, the liquidation preference of the Preferred Stock increases by any accrued and unpaid dividends.

     The Preferred Stock has a redemption price of $1,000 per share, together with any accrued and unpaid dividends. Redemption of the Preferred Stock is at the option of the Company in whole but not in part if Stockholder Approval is obtained prior thereto, at any time on or after July 30, 2004. After July 30, 2002, the Company has the right to redeem the Preferred Stock in whole, but not in part, at the redemption price only if the current market price exceeds $27 per share.

     If Stockholder Approval is obtained, the Preferred Shareholders will have the right to convert each share of Preferred Stock into the number of shares of Common Stock obtained by dividing the redemption price plus any accrued and unpaid dividends on the conversion date by the conversion price of $18 per share, subject to customary anti-dilution adjustments. Upon a change in control, Allied is required to make an offer to purchase for cash all shares of Preferred Stock at 101% of liquidation preference plus accrued but unpaid dividends.

     As of September 30, 1999, the dividends accrued and unpaid on the Preferred Stock are approximately $11.1 million or $11,119 per share.

10. COMMITMENTS AND CONTINGENCIES

     The Company is subject to extensive and evolving laws and regulations and has implemented its own environmental safeguards to respond to regulatory requirements. In the normal course of conducting its operations, Allied may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgements against the Company, which may have an impact on earnings for a particular period. Management expects that such matters in process at September 30, 1999, which have not been accrued in the consolidated balance sheet, will not have a material adverse effect on the Company's consolidated liquidity, financial position or results from operations.

     In connection with certain acquisitions, the Company has entered into agreements to pay royalties based on waste tonnage disposed at specified landfills. The royalties are generally payable quarterly and amounts earned, but not paid, are accrued in the accompanying condensed consolidated balance sheets.

                         ALLIED WASTE INDUSTRIES, INC.

     Allied has operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

                                                              SEPTEMBER 30, 1999
                                                              ------------------
2000........................................................       $52,056
2001........................................................        49,421
2002........................................................        48,697
2003........................................................        45,125
2004........................................................        35,291
Thereafter..................................................       260,881

     Rental expense under such operating leases was approximately $13.9 million, $8.7 million and $22.2 million for the year ended December 31, 1998, and the nine months ended September 30, 1998 and 1999, respectively.

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

     As a condition of the merger agreement among Allied and BFI, the Company is required to provide severance benefits to certain employees of BFI who do not have employment agreements and who would not otherwise receive severance pay upon termination, if terminated within 12 months following the date of acquisition.

     Allied carries a broad range of insurance coverage for protection of its assets and operation from certain risks including environmental impairment liability insurance for certain landfills.

     The Company is also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to its landfill operations and collection contracts. These financial assurance requirements are satisfied by the Company issuing performance bonds, letters of credit, insurance policies or trust deposits to secure the Company's obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At September 30, 1999, the Company had outstanding approximately $1.4 billion in financial assurance instruments, represented by $603.8 million of performance bonds, $649.2 million of insurance policies, $90.7 million of letters of credit and $52.0 million of trust deposits. During 1999, the Company expects to be required to provide approximately $1.4 billion of financial assurance instruments relating to the Company's landfill operations and collection contracts.

     Certain of the Company's subsidiaries have 50% ownership interests in American Ref-Fuel partnerships that construct, own and operate facilities which generate and sell electricity from the incineration of solid waste. Substantially all of the remaining ownership interests are held by Duke/UAE Ref-Fuel LLC, an entity indirectly owned 65% by Duke Capital Corporation ("Duke Capital") and 35% by United American Energy Corporation. The five facilities currently in commercial operation under this ownership structure are located in Hempstead, New York, Essex County in New Jersey, Preston, Connecticut, Niagara Falls, New York and Rochester, Massachusetts. Financing arrangements for four of these projects include agreements with the Company and Duke Capital to each severally fund one-half of each partnership's cash deficiencies resulting from the partnership's failure to perform.

     With respect to the facilities located in Hempstead, New York, Essex County in New Jersey and Preston, Connecticut, the Company and Duke Capital generally will not be required to fund cash deficiencies

                         ALLIED WASTE INDUSTRIES, INC.

associated with waste deliveries by the sponsoring municipality below certain minimum levels, changes in law or termination of incineration service for reasons other than default by the respective partnership. In the event of a partnership default which results in termination of incineration service, the Company may limit its financial obligations by partnership as follows:

          Hempstead, New York -- Funding of 50% of periodic payments related to outstanding debt. Average annual debt service on 50% of the debt over the next five years is $11 million. The Company has guaranteed $5 million of additional partnership debt and annual debt service on such debt is estimated to be $.2 million.

          Essex County in New Jersey -- Funding of 50% of cash deficiencies including debt service up to $50 to $100 million, depending upon the circumstances. Average annual debt service on 50% of the debt over the next five years is $10 million.

          Preston, Connecticut -- Funding of 50% of periodic payments related to outstanding debt. Average annual debt service on 50% of the debt over the next five years is $5 million.

     With respect to the facilities located in Niagara Falls, New York and Rochester, Massachusetts, the Company may limit its financial obligations by partnership as follows:

          Niagara Falls, New York -- Funding of 50% of partnership cash deficiencies relating to debt service. Average annual debt service on 50% of the debt over the next five years is estimated to be $3 million.

          SEMASS in Rochester, Massachusetts -- Under support agreements and guarantees (i) lending up to 50% of $5 million to the SEMASS Partnership under certain circumstances, (ii) deferring up to 50% of $7 million of operating cost reimbursement, and (iii) funding up to 50% of $5 million in operating damages. These obligations have been assigned to the lenders. Average annual debt service on 50% of the debt over the next five years is approximately $19 million.

11. INCOME TAXES

     The Company accounts for income taxes using a balance sheet approach whereby deferred tax assets and deferred tax liabilities are determined based on the differences in financial reporting and income tax basis of assets, other than goodwill, and liabilities. The differences are measured using the income tax rate in effect during the year of measurement.

     The Company and its subsidiaries file a consolidated federal income tax return. Due to the acquisition of BFI on July 30, 1999, a tax return will be required for BFI's short fiscal year (October 1, 1998 to July 30, 1999). After July 30, 1999, BFI will be included in the Company's consolidated tax return. It is projected that the short period return filed for BFI will generate both a net operating loss and an excess capital loss. The balance sheet classification of the tax effect of these items has been established based on certain assumptions which could subsequently change. The Company believes that any changes will result in balance sheet reclassifications only and will not impact future results of operations.

                         ALLIED WASTE INDUSTRIES, INC.

     The acquisition of BFI resulted in an additional $6.8 billion of goodwill, the amortization of which is not deductible for income tax purposes. The impact of this amortization is reflected in the following reconciliation of the federal statutory tax rate to the Company's effective rate. The impact of rate annualization below is based on year end results.

                                                              NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1999
                                                              ------------------
Federal statutory tax rate (benefit)........................        (35.00)%
  Goodwill amortization.....................................          4.35
  State taxes (net of federal effect).......................         (4.50)
  Nondeductible acquisition related costs...................          2.26
  Asset held for sale -- goodwill...........................          4.64
  Impact of rate annualization..............................         12.41
  Other.....................................................          0.29
                                                                    ------
Effective tax rate (benefit)................................        (15.55)%
                                                                    ======

12. NET INCOME (LOSS) PER COMMON SHARE

     Net income (loss) per common share is calculated by dividing net income
(loss) less dividend requirements on preferred stock by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share data; unaudited):

                                                    NINE MONTHS ENDED      THREE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                   --------------------   --------------------
                                                     1998       1999        1998       1999
                                                   --------   ---------   --------   ---------
BASIC EARNINGS PER SHARE COMPUTATION:
Income (loss) before extraordinary loss and
cumulative effect of change in accounting
principle........................................  $ 54,819   $(252,262)  $ 18,611   $(332,330)
Preferred dividends..............................        --      11,219         --      11,219
                                                   --------   ---------   --------   ---------
Income (loss) before extraordinary loss and
  cumulative effect of change in accounting
  principle available to common shareholders.....  $ 54,819   $(263,481)  $ 18,611   $(343,549)
                                                   ========   =========   ========   =========
Weighted average common shares outstanding.......   181,960     187,312    182,286     187,969
                                                   ========   =========   ========   =========
Basic earnings per share before extraordinary
  loss and cumulative effect of change in
  accounting principle...........................  $   0.30   $   (1.41)  $   0.10   $   (1.83)
                                                   ========   =========   ========   =========
DILUTED EARNINGS PER SHARE COMPUTATION:
Income (loss) before extraordinary loss and
  cumulative effect of change in accounting
  principle......................................  $ 54,819   $(252,262)  $ 18,611   $(332,330)
Preferred dividends..............................        --      11,219         --      11,219
                                                   --------   ---------   --------   ---------
Income (loss) before extraordinary loss and
  cumulative effect of change in accounting
  principle available to common shareholders.....  $ 54,819   $(263,481)  $ 18,611   $(343,549)
                                                   ========   =========   ========   =========
Weighted average common shares outstanding.......   181,960     187,312    182,286     187,969
Effect of stock options and warrants assumed
  exercisable....................................     3,973          --      3,909          --
Effect of shares assumed pursuant to hold-back
  arrangements...................................       785          --        800          --
                                                   --------   ---------   --------   ---------
Weighted average common and common equivalent
  shares outstanding.............................   186,718     187,312    186,995     187,969
                                                   ========   =========   ========   =========
Diluted earnings per share before extraordinary
  loss and cumulative effect of change in
  accounting principle...........................  $   0.29   $   (1.41)  $   0.10   $   (1.83)
                                                   ========   =========   ========   =========

                         ALLIED WASTE INDUSTRIES, INC.

13. SEGMENT REPORTING

     The Company classifies its operations into eight geographic regions:
Atlantic, Central, Great Lakes, Midwest, Northeast, Southeast, Southwest, and West. The Company's revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. The Company evaluates performance based on several factors, of which the primary financial measure is business segment earnings before interest, taxes, depreciation and amortization ("EBITDA") and before acquisition related and unusual costs and asset impairments. The accounting policies of the business segments are the same as those described in the Organization and Summary of Significant Accounting Policies (see Note 1). The tables below reflect certain geographic information relating to the Company's operations for the three and nine months ended September 30, 1998 and 1999 (in thousands):

                                                 GREAT
                          ATLANTIC   CENTRAL     LAKES     MIDWEST    NORTHEAST   SOUTHEAST   SOUTHWEST     WEST     OTHER(1)
                          --------   --------   --------   --------   ---------   ---------   ---------   --------   --------
NINE MONTHS ENDED:
  SEPTEMBER 30, 1998
Revenues from external
  customers.............  $ 77,721   $223,279   $220,507   $118,218   $120,327    $ 43,941    $111,029    $247,625   $  5,846
Intersegment revenues...     9,709     39,862     46,543     27,990     16,745       9,374      25,902      24,314         --
EBITDA before non-
  recurring charges.....    23,047     66,679     89,642     50,294     26,055      12,119      43,147      84,204    (12,641)
  SEPTEMBER 30, 1999
Revenues from external
  customers.............  $163,147   $268,476   $279,325   $193,869   $291,382    $137,516    $219,679    $398,340   $  5,297
Intersegment revenues...    31,370     66,548     79,310     45,869     47,072      24,353      47,611      60,866       (865)
EBITDA before non-
  recurring charges.....    54,627     87,472    124,875     83,393     84,404      45,245      90,684     139,751    (16,907)
THREE MONTHS ENDED:
  SEPTEMBER 30, 1998
Revenues from external
  customers.............  $ 26,973   $ 81,739   $ 78,294   $ 43,399   $ 41,385    $ 14,354    $ 37,948    $ 91,171   $    477
Intersegment revenues...     4,455     15,354     18,620      9,829      5,269       3,220       8,748       8,621         --
EBITDA before non-
  recurring charges.....     8,161     26,773     33,926     18,587      7,746       4,955      14,484      31,802     (7,354)
  SEPTEMBER 30, 1999
Revenues from external
  customers.............  $108,135   $118,780   $134,770   $101,959   $179,337    $115,345    $136,950    $186,860   $  3,492
Intersegment revenues...    19,541     23,757     38,164     22,788     35,820      18,067      25,927      33,480       (866)
EBITDA before non-
  recurring charges.....    36,510     34,457     56,429     43,064     59,257      37,586      54,887      66,365    (11,913)


                            TOTAL
                          ----------
NINE MONTHS ENDED:
  SEPTEMBER 30, 1998
Revenues from external
  customers.............  $1,168,493
Intersegment revenues...     200,439
EBITDA before non-
  recurring charges.....     382,546
  SEPTEMBER 30, 1999
Revenues from external
  customers.............  $1,957,031
Intersegment revenues...     402,134
EBITDA before non-
  recurring charges.....     693,544
THREE MONTHS ENDED:
  SEPTEMBER 30, 1998
Revenues from external
  customers.............  $  415,740
Intersegment revenues...      74,116
EBITDA before non-
  recurring charges.....     139,080
  SEPTEMBER 30, 1999
Revenues from external
  customers.............  $1,085,628
Intersegment revenues...     216,678
EBITDA before non-
  recurring charges.....     376,642

---------------

(1) Amounts relate primarily to the Company's subsidiaries which provide services throughout the organization and not on a regional basis.

     Reconciliation of reportable segment primary financial measure to operating income (amounts in thousands):

                                                     NINE MONTHS ENDED     THREE MONTHS ENDED
                                                       SEPTEMBER 30,         SEPTEMBER 30,
                                                    -------------------   --------------------
OPERATING INCOME:                                     1998       1999       1998       1999
-----------------                                   --------   --------   --------   ---------
Total EBITDA before non-recurring charges for
reportable segments...............................  $382,546   $693,544   $139,080   $ 376,642
Depreciation and amortization for reportable
  segments........................................   135,737    226,410     48,508     125,973
Acquisition related and unusual costs.............    74,425    549,774     29,282     548,657
                                                    --------   --------   --------   ---------
     Operating income (loss)......................  $172,384   $(82,640)  $ 61,290   $(297,988)
                                                    ========   ========   ========   =========

                         ALLIED WASTE INDUSTRIES, INC.

     Percentage of Company's total revenue attributable to services provided:

                                                       NINE MONTHS ENDED       THREE MONTHS ENDED
                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                       -----------------       -------------------
                                                       1998         1999       1998          1999
                                                       ----         ----       -----         -----
Collection(1)........................................   56%          59%         53%           61%
Transfer.............................................    7            6           7             5
Landfill(1)..........................................   30           27          33            24
Other................................................    7            8           7            10
                                                       ---          ---         ---           ---
  Total revenues.....................................  100%         100%        100%          100%
                                                       ===          ===         ===           ===

---------------

(1) The portion of collection revenues attributable to disposal charges for waste collected by the Company and disposed at the Company's landfills has been excluded from collection revenues and included in landfill revenues.

14. SUMMARIZED FINANCIAL INFORMATION OF ALLIED WASTE NORTH AMERICA, INC.

     As discussed in Note 6, the aggregate of $1.7 billion of the 1998 Senior Notes and $2.0 billion of the 1999 Notes issued by Allied NA, (a wholly owned, consolidated subsidiary of the Company) are guaranteed by the Company and substantially all subsidiaries of the Company. The separate complete financial statements of Allied NA have not been included herein as management has determined that such disclosure is not material. However, summarized financial information for Allied NA and subsidiaries as of December 31, 1998 and September 30, 1999 and for the nine months ended September 30, 1998 and 1999 is as follows (in thousands):

               SUMMARIZED CONSOLIDATED BALANCE SHEET INFORMATION

                                                             DECEMBER 31,   SEPTEMBER 30,
                                                                 1998           1999
                                                             ------------   -------------
                                                                             (UNAUDITED)
Current assets.............................................   $  499,904     $$2,850,202
Property and equipment, net................................    1,776,025      3,660,863
Goodwill, net..............................................    1,327,470      8,389,659
Other non-current assets...................................      149,193        662,475

Current liabilities........................................      445,528      3,221,731
Long-term debt, net of current portion.....................    2,118,927      9,242,328
Due to parent..............................................    1,083,515      2,085,624
Other long-term obligations................................      268,407      1,497,217
Equity.....................................................     (163,785)      (483,701)

                         ALLIED WASTE INDUSTRIES, INC.

          SUMMARIZED CONSOLIDATED STATEMENT OF OPERATIONS INFORMATION

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1998         1999
                                                              ----------   ----------
                                                                    (UNAUDITED)
Revenue.....................................................  $1,168,493   $1,957,031
Operating costs and expenses................................     996,109    2,039,671
Operating income (loss).....................................     172,384      (82,640)
Equity in earnings of unconsolidated affiliates.............          --      (11,265)
Net income (loss) before extraordinary loss and cumulative
  effect of change in accounting principle..................      54,819     (252,262)
Extraordinary loss, net.....................................          --       (3,223)
Cumulative effect of change in accounting principle, net....          --      (64,255)
Net income (loss)...........................................      54,819     (319,740)

15. SUMMARIZED FINANCIAL INFORMATION OF BROWNING-FERRIS INDUSTRIES, INC. AND SUBSIDIARIES

     In connection with the acquisition of BFI on July 30, 1999, Allied guaranteed substantially all of the public debt securities of BFI, which remained outstanding after the acquisition. The separate complete financial statements of BFI have not been included herein as management has determined that such disclosure is not material. Information regarding BFI prior to the date of acquisition has been previously filed with the SEC. Summarized financial information for BFI and its subsidiaries as of September 30, 1999 and for the two months ended September 30, 1998 is as follows (in thousands):

               SUMMARIZED CONSOLIDATED BALANCE SHEET INFORMATION

                                                              SEPTEMBER 30,
                                                              -------------
                                                                  1999
                                                              -------------
                                                               (UNAUDITED)
Current Assets..............................................   $1,306,053
Property and equipment, net.................................    2,463,435
Goodwill, net...............................................    7,407,356
Other non-current assets....................................      289,470

Current liabilities.........................................      966,528
Long-term debt, net of current portion......................    1,246,811
Other long-term obligations.................................    1,911,482
Equity......................................................    7,341,493

                         ALLIED WASTE INDUSTRIES, INC.

          SUMMARIZED CONSOLIDATED STATEMENT OF OPERATIONS INFORMATION

                                                               TWO MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              -------------
                                                                  1999
                                                              -------------
                                                               (UNAUDITED)
Revenue.....................................................    $ 595,451
Operating costs and expenses................................      919,630
Operating loss..............................................     (324,179)
Equity in earnings of unconsolidated affiliates.............      (11,265)
Net loss before extraordinary loss and cumulative effect of
  change in accounting principle............................     (307,269)
Net loss....................................................     (306,552)

16. SUBSEQUENT EVENTS

     On November 12, 1999, Allied completed the sale of BFI's medical waste business to Stericycle for approximately $411 million in cash.

     In November of 1999, Allied announced that the sale of BFI's Canadian operations to Waste Management, Inc. had been restructured into a group of asset purchase and sale transactions under which the purchase and sales prices will approximate $225 million. These transactions are expected to close in 2000.

     The Company signed a letter of intent for the sale of certain assets in Chicago and Detroit to Superior Services, Inc. for approximately $209 million and expects to close the transaction during the fourth quarter of 1999.

     Each of the pending transactions is subject to various conditions and, therefore, there can be no assurance as to the closing or timing of the closing of these transactions.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the notes thereto, included elsewhere herein.

INTRODUCTION

     Allied Waste Industries, Inc. ("Allied") has experienced significant growth, a substantial portion of which has resulted from the acquisition of solid waste businesses. Since January 1, 1992, Allied completed more than 225 acquisitions. In 1998, Allied acquired 54 businesses and, subsequent to 1998 through September 30, 1999, we have acquired 45 businesses. Allied's Condensed Consolidated Financial Statements have been restated to reflect the acquisition of companies accounted for using the pooling-of-interests method for business combinations in 1998. The results of operations for the acquisitions accounted for under the purchase method for business combinations are included in our financial statements only from the applicable date of acquisition. As a result, Allied believes its historical results of operations for the periods presented are not directly comparable to its current results of operations.

     On July 30, 1999, we completed our previously announced acquisition of BFI. As a result of the acquisition, each share of BFI common stock was converted into the right to receive $45 in cash. Including assumed and refinanced debt, the cost of acquiring BFI was approximately $9.6 billion. Financing for the acquisition was obtained from $5.6 billion of credit facilities (the "New Credit Facility"), the sale of $1.0 billion of newly issued senior convertible preferred stock (the "Preferred Stock") and the sale of $2.0 billion of 10% Senior Subordinated Notes due 2009 (the "1999 Notes"). With the completion of the acquisition of BFI, Allied operates in 46 states and 64 markets and serves approximately 9.9 million commercial and residential customers from a base of assets including 166 landfills, 164 transfer stations, 129 recycling facilities and 362 collection companies. Prior to the closing of this transaction, the sale of BFI's investment in SITA was completed for $444 million in cash.

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

     In August 1998, we acquired Illinois Recycling Services, Inc. and its affiliates ("Illinois Recycling") in a transaction accounted for using the pooling-of-interests method for business combinations. Illinois Recycling provided solid waste collection, recycling and transportation services primarily in the Chicago metropolitan area and northern Indiana and generated annual revenue of approximately $80 million excluding the effects of the internalization of waste volumes.

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

     Subsequent to entering into a definitive merger agreement with BFI, we entered into definitive agreements to divest certain non-core and non-integrated assets including (i) the medical waste operations of BFI to Stericycle, Inc. for approximately $411 million, (ii) the Canadian operations of BFI to Waste Management, Inc. for approximately $225 million, (iii) certain assets of BFI Gas Services, Inc. to Gas Recovery Systems, Inc. for approximately $63 million and
(iv) certain solid waste assets to Superior Services, Inc. and to Republic Services, Inc. for an aggregate of approximately $609 million. Net proceeds from these sales will be used to repay debt. Each of these transactions is subject to various conditions and, therefore, there can be no assurance as to the closing or timing of the closing of these transactions.

     Subsequent to the acquisition of BFI, management evaluated the Company's capitalized interest policy to assess the comparability of the calculation with the change in the business strategy resulting from the acquisition. Previously, interest was capitalized based upon the area of a landfill under development defined as all usable acreage for which permitting or construction activities were in process. Under the new methodology, the area of the landfill under development is defined as only the portion of the permitted acreage currently undergoing active cell development. The effect of this change in definition is to substantially reduce the acreage qualifying for interest capitalization. The costs upon which interest is capitalized continue to include the actual acquisition, permitting and construction costs incurred for cell development. Consistent with the prior policy, as construction of an area is completed and the area becomes available for use, the cell no longer qualifies for interest capitalization. The adoption of this method which is accounted for as a change in accounting principle reflects the change in the operating strategy of the Company as a result of the BFI acquisition. Previously the Company's strategy was focused on the acquisition and development of waste disposal capacity. Through the BFI acquisition, the Company substantially achieved its previous strategy and will now focus on the increased utilization of landfill capacity. The impact of the change in accounting principle was a cumulative charge of approximately $64.3 million, net of related income tax benefit.

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

                                                                                    NINE MONTHS
                                                                  YEAR ENDED           ENDED
                                                                 DECEMBER 31,      SEPTEMBER 30,
                                                              ------------------   -------------
                                                              1996   1997   1998       1999
                                                              ----   ----   ----       ----
Collection(1)...............................................   58%    57%    56%         59%
Transfer....................................................    6      7      7           6
Landfill(1).................................................   26     26     30          27
Other.......................................................   10     10      7           8
                                                              ---    ---    ---         ---
  Total revenues............................................  100%   100%   100%        100%
                                                              ===    ===    ===         ===

                                                                                    NINE MONTHS
                                                                  YEAR ENDED           ENDED
                                                                 DECEMBER 31,      SEPTEMBER 30,
                                                              ------------------   -------------
                                                              1996   1997   1998       1999
                                                              ----   ----   ----       ----
Atlantic....................................................    7%     6%     7%          8%
Central.....................................................   27     19     19          14
Great Lakes.................................................    8     13     19          14
Midwest.....................................................    6      9     10          10
Northeast...................................................   10     17     11          15
Southeast...................................................    9      4      4           7
Southwest...................................................    2     11      9          11
West........................................................   31     21     21          21
                                                              ---    ---    ---         ---
  Total revenues............................................  100%   100%   100%        100%
                                                              ===    ===    ===         ===

---------------

(1) The portion of collection and third-party transfer revenues attributable to disposal charges for waste collected by us and disposed at our landfills has been excluded from collection and transfer revenues and included in landfill revenues.

     Our strategy is to develop vertically integrated operations to ensure internalization of waste we collect and thus realize higher margins from our operations. By disposing of waste at company-owned and/or operated landfills, we retain the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 63% of the waste we collect as measured by disposal volumes was disposed of at landfills we own and/or operate in the first nine months of 1999, which includes the results of operations of BFI for two months. In addition, transfer stations are an integral part of the disposal process. We locate our transfer stations in areas where our landfills are outside of the population centers in which we collect waste. We transfer this waste to long-haul trailers or railcars, which transport the waste economically to our landfills.

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

     In connection with potential acquisitions, we incur and capitalize certain transaction costs and integration costs, which include stock registration, legal, accounting, consulting, engineering and other direct costs. When an acquisition is completed and is accounted for using the pooling-of-interests method for business combinations, these costs are charged to the statement of operations as acquisition related costs. When a completed acquisition is accounted for using the purchase method for business combinations, these costs are capitalized. We routinely evaluate capitalized transaction and integration costs, and we expense those costs related to acquisitions not likely to occur. We expense indirect acquisition costs, such as executive salaries, general corporate overhead and other corporate services, as incurred.

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

     Closure and post-closure costs represent our financial commitment for the regulatory required costs associated with our future obligations for final closure, which is the closure of a cell of a landfill once the cell is no longer receiving waste, and post-closure monitoring and maintenance of landfills, which is usually required for up to 30 years after a landfill's final closure. We establish closure and post-closure requirements based on the standards of Subtitle D of the Resource Conservation and Recovery Act of 1976 as implemented on a state-by-state basis. We base closure and post-closure accruals on estimates to cap and cover a landfill, methane gas control, leachate management and groundwater monitoring, and other operational and maintenance costs to be incurred after the site discontinues accepting waste. We prepare site-specific closure and post-closure engineering cost estimates annually for landfills owned and/or operated by us for which we are responsible for closure and post-closure.

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

     We accrue closure and post-closure cost estimates based on the present value of the future obligation. We discount future costs where we believe that both the amounts and timing of related payments are reliably determinable. We annually update our estimates of future closure and post-closure costs. We account for the impact of changes, which are determined to be changes in estimates on a prospective basis.

     We calculate the net present value of the closure and post-closure commitment assuming inflation of 2.0% and a risk-free capital rate of 6.5%. We accrete discounted amounts previously recorded to reflect the effects of the passage of time. We currently estimate total future payments for closure and post-closure to be $2.8 billion adjusted for inflation. The present value of such estimate is $1.1 billion. At December 31, 1998 and September 30, 1999, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $154.5 million and $542.1 million, respectively. The accruals reflect relatively young landfills with estimated remaining lives, based on current waste flows, that range from approximately 1 to over 75 years, and an estimated average remaining life of approximately 30 years.

     Year 2000 Systems Modifications. Certain computer program software has been written using two digits rather than four digits to define the applicable year. If left uncorrected, a system failure or miscalculations causing disruptions of operations could result. We have implemented a formal plan requiring programming modifications intended to ensure our systems will operate properly in the year 2000 ("Year 2000"). This plan includes four phases consisting of awareness, assessment and renovation, validation and implementation. In our opinion, the scope of the Year 2000 systems modifications is not extensive and the costs associated with addressing them are not expected to exceed $500,000 which is primarily attributable to the completion of the BFI information systems replacement and remediation work. No other information technology projects have been deferred due to Year 2000 efforts.

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

             Non-information technology areas. Our assessment of Year 2000 issues includes non-information technology areas such as embedded technology in equipment and tele-communications. We have completed an initial assessment of non-information technology systems and are making the necessary modifications. We will continue to review the non-information technology areas, but do not anticipate that there will be material impact.

          VALIDATION. Validation includes testing and verifying the performance, functionality, and integration of the customer billing and operations support systems. After we made the Year 2000 modifications in the first quarter of 1999, we completed the validation phase. Additionally, the validation phase for the BFI systems was completed in the second quarter of 1999.

          IMPLEMENTATION. Implementation of our plan includes both information technology-related systems and non-information technology areas.

             Information technology-related systems. We completed the implementation of all modified information systems and vendor supplied Local Area Network ("LAN") applications. The implementation phase of the LAN operating-systems patches was completed in the third quarter of 1999.

             Non-Information technology areas. We plan to modify or remediate non-information technology equipment and communications hardware and software if the results of assessments indicate a significant risk exists to our business activities. We expect to make any required modifications through the fourth quarter of 1999. In addition, we expect to establish contingency plans in case of unanticipated failures, and update existing disaster recovery plans before 2000.

     Upon completion of our Year 2000 plan, we expect to be Year 2000 compliant and expect to have no material exposure with respect to our information technology-related systems. However, if we do not complete our plan in a timely manner or the level of timely compliance by our suppliers or vendors is not sufficient, we believe that the most likely reasonable worst-case scenario would involve the failure of one or our critical systems. This could result in a delay or disruption in customer service and billing. As a consequence, we could lose customers, which would result in a loss of our revenue. We could also experience an increase in our operating costs. In response to this scenario, we expect to implement contingency and business continuation plans, which address our information and non-information technology related systems. These plans include the manual performance of processes that are currently automated.

     Based on the nature of the waste management services and the decentralized manner in which we operate, we do not consider any one vendor or customer to be individually significant as we obtain services and goods at each individual location and serve over 9.9 million customers. For services obtained from outside vendors on a company-wide basis, such as payroll processing and financial services, we have relied upon certification of Year 2000 compliance received directly from these vendors. However, we cannot assure that the information systems of vendors and customers on which we rely will be Year 2000 compliant in a timely manner and will not have material and adverse effect on our business, financial condition, results of operations and cash flow. We have not obtained independent verification or validation to assure our reliability and the reliability of our vendors' or customer information systems for the potential risks and associated costs as they relate to the Year 2000 issue.

     We continue to pursue our acquisition strategy. During the acquisition process, we evaluate companies as to their Year 2000 compliance. We are placing priority on integrating the acquired companies and expect all non-Year 2000 compliant entities to be on compliant software by December 31, 1999.

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

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

                                                               THREE MONTHS ENDED SEPTEMBER 30,
                                                              ----------------------------------
                                                                                     1999
                                                                               COMPARED TO 1998
                                                                                   % CHANGE
                                                              1998     1999       IN AMOUNTS
                                                              -----   ------   -----------------
Statement of Operations Data:
  Revenues..................................................   100%     100%          161.1%
  Cost of operations........................................  56.6     58.6           170.3
  Selling, general and administrative expenses..............  10.0      6.8            76.6
  Depreciation and amortization.............................  11.7     11.6           159.7
  Acquisition related and unusual costs.....................   7.0     50.4         1,773.7
                                                              ----    -----
     Operating income (loss)................................  14.7    (27.4)         (586.2)
  Equity in earnings of unconsolidated affiliates...........    --     (1.0)             --
  Interest expense, net.....................................   4.6     13.5           661.7
  Income tax expense (benefit)..............................   5.6     (9.3)         (533.4)
  Extraordinary loss, net of income tax benefit.............    --      0.3              --
  Preferred dividends.......................................    --      1.0              --
                                                              ----    -----
     Net income (loss)......................................   4.5%   (31.9)%      (1,963.3)%
                                                              ====    =====

     Revenues. Revenues in 1999 were $1,085.6 million compared to $415.7 million in 1998, an increase of 161.1%. The increase in revenues attributable to existing operations ("Internal Growth") is estimated to be 6%. The additional revenue growth is attributable to companies acquired, net of revenues sold, subsequent to the end of the same period in the prior year, the most significant of which was the acquisition of BFI on July 30, 1999.

     Cost of operations. Cost of operations in 1999 was $635.7 million compared to $235.2 million in 1998, an increase of 170.3%. The increase in cost of operations was attributable to the increase in revenues described above including acquisitions. As a percentage of revenues, cost of operations increased to 58.6% in 1999 from 56.6% in 1998 primarily due to the operational combination of Allied and BFI and the timing of the realization of expected operation cost savings from the acquisition.

     Selling, general and administrative expenses. SG&A expenses in 1999 were $73.3 million compared to $41.5 million in 1998, an increase of 76.6%. As a percentage of revenues, SG&A expenses decreased to 6.8% in 1999 compared to 10.0% in 1998. The 1998 SG&A expenses increase from the previously reported amount is due to the historical restatements for companies acquired subsequent to September 30, 1998 and accounted for using the pooling-of-interests method for business combinations. These restated periods do not include the realization of anticipated cost savings related to the acquired businesses. The 1999 SG&A expenses as a percent of revenues decreased due to cost savings achieved from the integration of businesses acquired. Significant SG&A cost savings associated with the acquisition of BFI were achieved resulting from duplicative administrative and sales costs which were eliminated immediately. Additionally, the decrease in SG&A expenses as a percentage of revenues can be attributed to the substantial overhead cost leverage through the combination of Allied and BFI.

     Depreciation and amortization. Depreciation and amortization in 1999 was $126.0 million compared to $48.5 million in 1998, an increase of 159.7%. The increase in depreciation and amortization was due to an increase in goodwill of approximately $7.1 billion, predominately from the acquisition of BFI. Depreciation and amortization as a percentage of revenue remained flat between periods due to a significant increase in goodwill amortization as a percentage of revenues offset by a decrease in the depreciation of fixed assets as a percentage of revenues resulting from increased leverage on operating assets and the fair market valuation of BFI assets in purchase accounting.

     Acquisition related and unusual costs. During the third quarter of 1998, we recorded a $29.3 million acquisition related and non-recurring charge for transaction and integration costs associated primarily with acquisitions accounted for as poolings-of-interest. These charges consisted of transaction and deal costs, employee severance and transition costs, environmental related matters, litigation liabilities, regulatory compliance matters, restructuring and abandonment costs and loss contract provisions.

     During the three months ended September 30, 1999, the Company recorded $548.7 million of acquisition related and unusual costs associated with the $9.6 billion acquisition of BFI, which was accounted for as a purchase. (See Note 2.) The costs primarily relate to environmental related matters, litigation liabilities, risk management liabilities, loss contract provisions, transition costs, the write-off of deferred costs relating to the acquisition and a $31.8 million impairment loss to reduce the carrying value of assets held for sale. These costs are comprised of the following:

          The Company recorded a charge of approximately $265 million related to changes in estimates of environmental liabilities associated with BFI's operations. In connection with the Company's due diligence and integration process, assessments of the acquired operations were performed by third party and in-house engineers. Based on these assessments, the Company made changes in accounting estimates of approximately (i) $136 million associated with the Superfund accrual for over 150 CERCLA cases in which BFI is involved, (ii) $28 million associated with the remedial accrual for six sites in which BFI is involved with remedial action plans, (iii) $56 million associated with the environmental accrual for various containment and treatment matters at 76 active or closed BFI landfills and (iv) $45 million associated with the accrual for the remedial and closure requirements of four BFI hazardous waste facilities.

          Management believes the environmental accrual as of September 30, 1999 represents the most probable outcome of these matters. The Company does not expect that adjustments to these estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts will have a material effect on the Company's consolidated liquidity, financial position or results of operations. As of September 30, 1999, the Company believes that it is reasonably possible that the ultimate outcome of the environmental matters could result in approximately $33 million of additional liability.

          The Company recorded a charge of approximately $93 million related to changes in estimates of litigation liabilities associated with BFI's operations. In connection with the Company's due diligence and integration process, assessments of the acquired operations and outstanding litigation were performed by third party and in-house legal counsel. The Company evaluated over 150 cases involving employee-related matters, insurance related matters, regulatory matters, collection matters and contract disputes. Accordingly, Allied increased the litigation accrual based on the most probable loss to be incurred.

          Management believes the litigation accrual as of September 30, 1999 represents the most probable outcome of outstanding assessments, claims and cases. The Company does not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts will have a material effect on the Company's consolidated liquidity, financial position or results of operations. As of September 30, 1999, the Company believes that it is reasonably possible that the ultimate outcome of the litigation matters could result in approximately $10 million of additional liability.

          The Company recorded an increase of approximately $20 million to the self-insurance or risk management accruals based on the results of a third party actuarial review performed in connection with due diligence and integration of the BFI acquisition.

          In connection with the integration of the BFI acquisition, the Company reviewed the existing contracts of the business for recoverability. Several contracts were identified which were in a loss position when the direct costs (excluding any non-variable type costs) attributable to the contract were deducted from the revenue to be generated by the contract. Consistent with Allied's accounting policies, the Company recorded a charge of approximately $35 million to operations for the excess of costs over revenues of the identified contracts.

          As a result of the acquisition of BFI in the third quarter 1999, management reassessed the level of acquisitions that it would pursue in the future and decided that certain companies that were being targeted will no longer be pursued. Accordingly, the company wrote off $26 million of deferred charges previously incurred in connection with these potential acquisitions. Additionally, the Company wrote off $34 million of commitment fees paid in connection with a portion of the financing of the BFI acquisition. These fees were associated with funds that were not ultimately drawn due to alternative sources of financing becoming available. However, as secured financing for the entire purchase price of the acquisition was a condition of the signing of the merger agreement with BFI and the debt associated with these fees was not incurred, the cost was written off in the third quarter.

          In connection with the integration plan for BFI, Allied identified and notified approximately 1,500 employees that they would be retained for a specified period, generally not exceeding nine months from the acquisition date, to perform transition related functions. Subsequent to the specified time period, they will be terminated. Additionally, Allied identified certain offices and operations which are duplicative and is in the process of consolidating these operations. As these transition costs are not accruable until committed or paid, approximately $35 million of transition costs were expensed during the third quarter. Additionally, the Company accrued approximately $9 million of committed transition costs during the third quarter. The Company estimates that it may incur approximately $200 million of additional transition expenses associated with the integration of BFI over the subsequent quarters.

          Any subsequent changes in estimates of acquisition related and unusual costs will be included in the acquisition related and unusual costs caption of the statement of operations in the period in which the change in estimate is made. To date, no significant changes in estimates have been made related to these costs.

       Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates was $11.3 million for the quarter ended September 30, 1999. The amount relates to the Company's equity in the earnings of American Ref-Fuel that was acquired in connection with the BFI acquisition on July 30, 1999. There were no investments in unconsolidated affiliates prior to the BFI acquisition.

     Interest expense, net. Interest expense, net was $147.0 million in 1999 compared to $19.3 million in 1998, an increase of 661.7%. Interest expense increased due to the addition of $9.6 billion of debt related to the acquisitions of BFI. Additionally, capitalized interest decreased to $7.9 million in 1999 compared to $16.1 million in 1998 due to the Company's change in accounting principle related to capitalized interest in 1999 (See Note 1). The increase in interest expense compared to early 1999 and 1998 is also due to the substantial increase in leverage resulting from the debt financing of the BFI acquisition causing an increase in interest costs.

     Income tax expense (benefit). Income tax expense reflects a (23.4)% effective income tax rate in 1999 and 55.7% in 1998. The increased rate in 1998 was primarily caused by the income tax accounting effects of applying the pooling-of-interests method of accounting for business combinations (including the initial recording of deferred income taxes and non-deductible transaction costs, partially offset by the absence of income taxes on S-Corporation pre-combination earnings). The third quarter 1999 effective tax rate deviates from the federal statutory rate of (35%) primarily due to state income taxes, and the effects of differences in the treatment of goodwill for book and tax purposes including the goodwill generated from the acquisition of BFI which is not deductible for income tax purposes.

     Extraordinary loss, net. In July 1999, the Company replaced its credit facility and recognized an extraordinary charge of approximately $5.3 million ($3.2 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.

     Preferred dividends. In connection with the BFI acquisition, the Company's Board of Directors adopted a resolution creating a series of 1,000,000 shares of preferred stock having a par value of $0.10 per share. These shares were designated as Series A Senior Convertible Preferred Stock ("Preferred Stock") and are entitled to vote on, among other things, all matters on which the holders of Common Stock are entitled to vote. Each share of Preferred Stock has the number of votes equal to the number of shares of Common Stock then issuable upon conversion, assuming shareholder approval is obtained to permit conversion of the Preferred Stock into Common Stock ("Stockholder Approval"). Assuming Stockholder Approval is received prior to January 30, 2000, shares of Preferred Stock will be entitled to cumulative quarterly dividends in an amount equal to 6.5% per annum of the sum of liquidation preference plus accrued but unpaid dividends for prior quarters. If dividends are not paid in cash, the liquidation preference of the Preferred Stock increases by any accrued and unpaid dividends.

     The Preferred Stock has a redemption price of $1,000 per share, together with any accrued and unpaid dividends. Redemption of the Preferred Stock is at the option of the Company in whole but not in part if Stockholder Approval is obtained prior thereto, at any time on or after July 30, 2004. After July 30, 2002, the Company has the right to redeem the Preferred Stock in whole, but not in part, at the redemption price only if the current market price exceeds $27 per share.

     If Stockholder Approval is obtained, the Preferred Shareholders will have the right to convert each share of Preferred Stock into the number of shares of Common Stock obtained by dividing the redemption price plus any accrued and unpaid dividends on the conversion date by the conversion price of $18 per share, subject to customary anti-dilution adjustments. Upon a change in control, Allied is required to make an offer to purchase for cash all shares of Preferred Stock at 101% of liquidation preference plus accrued but unpaid dividends.

     As of September 30, 1999, the dividends accrued and unpaid on the Preferred Stock are approximately $11.1 million or $11,119 per share.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

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

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                                     1999
                                                                                 COMPARED TO
                                                                                     1998
                                                                                   % CHANGE
                                                               1998     1999      IN AMOUNTS
                                                              ------   -------   ------------
Statement of Operations Data:
  Revenues..................................................  100.0%    100.0%        67.5%
  Cost of operations........................................   56.8      57.4         69.1
  Selling, general and administrative expenses..............   10.5       7.2         15.3
  Depreciation and amortization.............................   11.6      11.6         66.8
  Acquisition related and unusual costs.....................    6.3      28.0        638.7
                                                              -----    ------
     Operating income (loss)................................   14.8      (4.2)      (147.9)
  Equity in earnings of unconsolidated affiliates...........     --      (0.5)          --
  Interest expense, net.....................................    5.3      11.6        270.2
  Income tax expense (benefit)..............................    4.8      (2.4)      (182.7)
  Extraordinary loss, net of income tax benefit.............    0.3       0.2          5.5
  Cumulative effect of change in accounting principle, net
     of income tax benefit..................................     --       3.2           --
  Preferred dividends.......................................     --       0.6           --
                                                              -----    ------
     Net income (loss)......................................    4.4%    (16.9)%     (739.3)%
                                                              =====    ======

     Revenues. Revenues in 1999 were $1,957.0 million compared to $1,168.5 million in 1998, and increase of 67.5%. The increase in revenues attributable to Internal Growth is estimated to be 6%. The additional revenue growth is attributable to companies acquired, net of revenues sold, subsequent to the end of the same period in the prior year, the most significant of which was the acquisition of BFI on July 30, 1999.

     Cost of operations. Cost of operations in 1999 was $1,122.7 million compared to $663.8 million in 1998, an increase of 69.1%. The increase in cost of operations was attributable to the increase in revenues described above including acquisitions. As a percentage of revenues, cost of operations increased to 57.4% in 1999 from 56.8% in 1998 primarily due to the operational combination of Allied and BFI and the timing of the realization of the operation cost savings from the acquisition.

     Selling, general and administrative expenses. SG&A expenses in 1999 were $140.8 million compared to $122.1 million in 1998, an increase of 15.3%. As a percentage of revenues, SG&A expenses decreased to 7.2% in 1999 compared to 10.5% in 1998. The 1998 SG&A expenses increase from the previously reported amount is due to the historical restatements for companies acquired subsequent to September 30, 1998 and accounted for using the pooling-of-interests method for business combinations. These restated periods do not include the realization of anticipated cost savings related to the acquired businesses. The 1999 SG&A expenses as a percent of revenues decreased due to cost savings achieved from the integration of businesses acquired. Significant SG&A cost savings associated with the acquisition of BFI were able to be realized quickly due to the duplicative administrative and sales costs which were able to be absorbed or eliminated immediately. Additionally, the decrease in SG&A expenses as a percentage of revenues can be attributed to the substantial increase in revenues.

     Depreciation and amortization. Depreciation and amortization in 1999 was $226.4 million compared to $135.7 million in 1998, an increase of 66.8%. The increase in depreciation and amortization was due to an increase in goodwill of approximately $7.1 billion, predominantly from the acquisition of BFI.

ACQUISITION RELATED AND UNUSUAL COSTS

1999

     During the first nine months of 1999, the Company recorded $549.8 million of acquisition related and unusual costs associated with the $9.6 billion acquisition of BFI, which was accounted for as a purchase. (See Note 2.) The costs primarily relate to environmental related matters, litigation liabilities, risk management liabilities, loss contract provisions, transition costs, the write-off of deferred costs relating to the acquisition and a $31.8 million impairment loss to reduce the carrying value of assets held for sale. These costs are comprised of the following:

          The Company recorded a charge of approximately $265 million related to changes in estimates of environmental liabilities associated with BFI's operations. In connection with the Company's due diligence and integration process, assessments of the acquired operations were performed by third party and in-house engineers. Based on these assessments, the Company made changes in accounting estimates of approximately (i) $136 million associated with the Superfund accrual for over 150 CERCLA cases in which BFI is involved, (ii) $28 million associated with the remedial accrual for six sites in which BFI is involved with remedial action plans, (iii) $56 million associated with the environmental accrual for various containment and treatment matters at 76 active or closed BFI landfills and (iv) $45 million associated with the accrual for the remedial and closure requirements of four BFI hazardous waste facilities.

          Management believes the environmental accrual as of September 30, 1999 represents the most probable outcome of these matters. The Company does not expect that adjustments to these estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts will have a material effect on the Company's consolidated liquidity, financial position or results of operations. As of September 30, 1999, the Company believes that it is reasonably possible that the ultimate outcome of the environmental matters could result in approximately $33 million of additional liability.

          The Company recorded a charge of approximately $93 million related to changes in estimates of litigation liabilities associated with BFI's operations. In connection with the Company's due diligence and integration process, assessments of the acquired operations and outstanding litigation were performed by third party and in-house legal counsel. The Company evaluated over 150 cases involving employee-related matters, insurance related matters, regulatory matters, collection matters and contract disputes. Accordingly, Allied increased the litigation accrual based on the most probable loss to be incurred.

          Management believes the litigation accrual as of September 30, 1999 represents the most probable outcome of outstanding assessments, claims and cases. The Company does not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts will have a material effect on the Company's consolidated liquidity, financial position or results of operations. As of September 30, 1999, the Company believes that it is reasonably possible that the ultimate outcome of the litigation matters could result in approximately $10 million of additional liability.

          The Company recorded an increase of approximately $20 million to the self-insurance or risk management accruals based on the results of a third party actuarial review performed in connection with due diligence and integration of the BFI acquisition.

          In connection with the integration of the BFI acquisition, the Company reviewed the existing contracts of the business for recoverability. Several contracts were identified which were in a loss position when the direct costs (excluding any non-variable type costs) attributable to the contract were deducted from the revenue to be generated by the contract. Consistent with Allied's accounting policies, the Company recorded a charge of approximately $35 million to operations for the excess of costs over revenues of the identified contracts.

          As a result of the acquisition of BFI in the third quarter 1999, management reassessed the level of acquisitions that it would pursue in the future and decided that certain companies that were being targeted will no longer be pursued. Accordingly, the company wrote off $26 million of deferred charges previously incurred in connection with these potential acquisitions. Additionally, the Company wrote off $34 million of commitment fees paid in connection with a portion of the financing of the BFI acquisition. These fees were associated with funds that were not ultimately drawn due to alternative sources of financing becoming available. However, as secured financing for the entire purchase price of the acquisition was a condition of the signing of the merger agreement with BFI and the debt associated with these fees was not incurred, the cost was written off in the third quarter.

          In connection with the integration plan for BFI, Allied identified and notified approximately 1,500 employees that they would be retained for a specified period, generally not exceeding nine months from the acquisition date, to perform transition related functions. Subsequent to the specified time period, they will be terminated. Additionally, Allied identified certain offices and operations which are duplicative and is in the process of consolidating these operations. As these transition costs are not accruable until committed or paid, approximately $35 million of transition costs were expensed during the third quarter. Additionally, the Company accrued approximately $9 million of committed transition costs during the third quarter. The Company estimates that it may incur approximately $200 million of additional transition expenses associated with the integration of BFI over the subsequent quarters.

          Any subsequent changes in estimates of acquisition related and unusual costs will be included in the acquisition related and unusual costs caption of the statement of operations in the period in which the change in estimate is made. To date, no significant changes in estimates have been made related to these costs.

1998

     During the year ended December 31, 1998, the Company recorded acquisition related and unusual costs in the amount of $247.9 million. These costs consist of transaction and deal costs, employee severance and transition costs, environmental related matters, litigation liabilities, regulatory compliance matters, restructuring and abandonment costs and loss contract provisions. The Company does not anticipate that future costs to be incurred in connection with the 1998 acquisitions will be significant as restructuring and transition activities associated with these acquisitions had been substantially completed as of December 31, 1998. The 1998 acquisition related and unusual costs discussed below predominantly relate to acquisitions accounted for as poolings-of-interests and consist of the following:

          Direct transaction and deal costs of $51.2 million including investment banker, attorney, accountant, environmental assessment and other third-party fees. Approximately $11.7 million was accrued at December 31, 1998 and was paid in the first six months of 1999.

          Employee severance and transition costs of $73.6 million consist of $39.3 million in termination payments made to employees of acquired companies based on change of control provisions in preexisting contracts and $34.3 million of costs associated with severance payments under exit or integration plans implemented in connection with acquisitions made during 1998. Exit plans primarily related to the elimination of duplicate corporate and administrative offices of companies acquired. Integration plans included the combination of field activities for human resource, accounting, facility maintenance, health and safety compliance and customer service activities of companies acquired with field activities similar to those of the Company. The exit and integration plans called for the termination of approximately 800 employees who performed managerial, sales, administrative support, maintenance and repair, or hauling and landfill operations duties. All employees were identified and notified of their severance or transition benefits at the time management approved the plan, which occurred at or around the time of the acquisitions. Approximately $10.1 million was accrued at December 31, 1998, the majority of which has been paid in 1999.

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

     As part of the Company's acquisition due diligence process, environmental assessments were performed at the time of acquisition by third-party and in-house engineers. The assessments were performed at over 150 operating sites owned or used by the 54 companies acquired by Allied in 1998. Additional environmental liabilities were accrued based on the results of the assessments and represent the most probable outcome of these identified contingent matters. $27.1 million of the additional accrued environmental liability was comprised of required remedial activities identified at 28 separate locations. These locations include eight landfills acquired by Allied, 15 landfills not owned by Allied, but used for disposal by collection companies acquired, and transfer stations and maintenance facilities acquired. Required remedial activities include the removal and treatment of waste improperly disposed of, containment and abatement of landfill gas migration, removal and disposal of contaminated soil and hazardous waste and legal and administrative costs of the settlement of Superfund claims. The additional $14 million of environmental accruals related to removal and treatment of leachate at landfills, the level of which exceeded permitted amounts at seven of the acquired landfills. At December 31, 1998, approximately $41.1 million and $15.8 million was accrued for environmental matters and legal and regulatory compliance matters, respectively, which are expected to be disbursed in future periods.

     The change in estimate relating to litigation and regulatory compliance liabilities was accrued based on legal due diligence performed by in-house and outside legal counsel for acquired companies at the time of acquisition and the determination of the most probable loss incurred. As a result of this legal due diligence, the Company identified 14 companies acquired in business combinations accounted for as poolings-of-interest which had an aggregate of 54 asserted and unasserted claims involving matters such as contract disputes, employment related disputes, real and personal property and sales tax issues and billing disputes. Additionally, the Company identified regulatory compliance issues related to 12 companies acquired, which included citations for certain state and federal health, safety and transportation violations and the associated costs of fines, assessments and required maintenance costs to bring facilities and equipment into compliance.

     Management believes the accrual as of December 31, 1998 for legal and regulatory compliance matters represents the most probable outcome of outstanding assessments and claims. The Company does not expect that adjustments to estimates related to the 1998 acquisitions will have a material effect on the Company's consolidated liquidity, financial positions or results of operations. At December 31, 1998, the Company believes that it is reasonably possible that the ultimate outcome of the legal and regulatory compliance matters could result in approximately $5 million of additional liability.

     Restructuring and abandonment costs were $42.1 million in business combinations accounted for as pooling-of-interests. Costs to relocate redundant operations and to transition them to common information systems were $23.1 million. Redundant operations consisted primarily of activities for human resources, accounting, facility maintenance, health and safety compliance and customer service which were performed in field offices of companies acquired. Abandonment costs and losses on the disposal of duplicate revenue producing assets relating to specifically identified transfer stations and recycling facilities were $8.8 million. Revenue and net operating income of the abandoned operations represented less than one percent of the Company's consolidated amounts. Additionally, $10.2 million of costs were incurred for the disposition of redundant non-revenue producing assets. This includes $7.6 million that was accrued at December 31, 1998 in accordance with exit and integration plans and is expected to be paid in 1999. This accrual is for payments under non-cancelable lease agreements for corporate offices to be vacated and other costs to close corporate facilities after operations have ceased under exit plans implemented during 1998 at five companies acquired.

     Loss contract provisions were $7.6 million for losses associated with collection contracts and other contractual obligations assumed in acquisitions. Approximately $5 million was accrued at December 31, 1998 and was paid as of September 30, 1999.

     Any subsequent changes in estimates of acquisition related and unusual costs will be included in the acquisition related and unusual costs caption of the statement of operations in the period in which the change in estimate is made. To date, no significant changes in estimates have been made related to these costs. During the first nine months of 1999, the Company expensed approximately $0.3 million in transition salaries relating to plans implemented in 1998.

     Equity in Earnings of Unconsolidated Affiliates. Equity in earnings of unconsolidated affiliates was $11.3 million for the nine months ended September 30, 1999. The amount relates to the Company's equity in the earnings of American Ref-Fuel that was acquired in connection with the BFI acquisition on July 30, 1999. There were no investments in unconsolidated affiliates prior to the BFI acquisition.

     Interest expense, net. Interest expense, net was $227.3 million in 1999 compared to $61.4 million in 1998, an increase of 270.2%. Interest expense increased due to the addition of $9.6 billion of debt related due primarily to the acquisition of BFI. Additionally, capitalized interest decreased to $15.0 million in 1999 compared to $47.2 million in 1998 due to the Company's change in accounting principle related to capitalized interest in 1999. (See Note 1). The increase in interest expense compared to early 1999 and 1998 is also due to the substantial increase in leverage resulting from the debt financing of the BFI acquisition causing an increase in interest costs.

     Income tax expense (benefit). Income tax expense reflects a (15.5)% effective income tax rate in 1999 and 50.6% in 1998. The increased rate in 1998 was primarily caused by the income tax accounting effects of applying the pooling-of-interests method of accounting for business combinations (including the initial recording of deferred income taxes and non-deductible transaction costs, partially offset by the absence of income taxes on S-Corporation pre-combination earnings). The effective tax rate for the first nine months of 1999 deviates from the federal statutory rate of (35%) primarily due to state income taxes and the effects of differences in the treatment of goodwill for book and tax purposes including the goodwill generated from the acquisition of BFI which is not deductible for income tax purposes.

     Extraordinary loss, net. In June 1998, the Company replaced its credit facility and recognized an extraordinary charge of approximately $5.1 million ($3.1 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.

     In July 1999, the Company replaced its credit facility and recognized an extraordinary charge of approximately $5.3 million ($3.2 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.

     Cumulative effect of change in accounting principle, net. In connection with the acquisition of BFI, management changed the capitalized interest policy of the Company to more accurately reflect the Company's long-term business strategy. As a result, the Company recorded a charge of $64.3 million, net of related tax, during the quarter ended September 30, 1999, to reflect the cumulative effect on prior years of the change in the method of interest capitalization. There were no changes in accounting principle recorded during 1998.

     Preferred dividends. In connection with the BFI acquisition, the Company's Board of Directors adopted a resolution creating a series of 1,000,000 shares of preferred stock having a par value of $0.10 per share. These shares were designated as Series A Senior Convertible Preferred Stock ("Preferred Stock") and are entitled to vote on, among other things, all matters on which the holders of Common Stock are entitled to vote. Each share of Preferred Stock has the number of votes equal to the number of shares of Common Stock then issuable upon conversion, assuming shareholder approval is obtained to permit conversion of the Preferred Stock into Common Stock ("Stockholder Approval"). Assuming Stockholder Approval is received prior to January 30, 2000, shares of Preferred Stock will be entitled to cumulative quarterly dividends in an amount equal to 6.5% per annum of the sum of liquidation preference plus accrued but unpaid dividends for prior quarters. If dividends are not paid in cash, the liquidation preference of the Preferred Stock increases by any accrued and unpaid dividends.

     The Preferred Stock has a redemption price of $1,000 per share, together with any accrued and unpaid dividends. Redemption of the Preferred Stock is at the option of the Company in whole but not in part if Stockholder Approval is obtained prior thereto, at any time on or after July 30, 2004. After July 30, 2002, the Company has the right to redeem the Preferred Stock in whole, but not in part, at the redemption price only if the current market price exceeds $27 per share.

     If Stockholder Approval is obtained, the Preferred Shareholders will have the right to convert each share of Preferred Stock into the number of shares of Common Stock obtained by dividing the redemption price plus any accrued and unpaid dividends on the conversion date by the conversion price of $18 per share, subject to customary anti-dilution adjustments. Upon a change in control, Allied is required to make an offer to purchase for cash all shares of Preferred Stock at 101% of liquidation preference plus accrued but unpaid dividends.

     As of September 30, 1999, the dividends accrued and unpaid on the Preferred Stock are approximately $11.1 million or $11,119 per share.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have satisfied our acquisition, capital expenditure and working capital needs primarily through bank financing and public offerings and private placements of debt and equity securities. Between January 1992 and September 30, 1999, we completed debt financings in excess of $14.3 billion.

     Due to acquisitions and the capital requirements of our business strategy, we have used amounts in excess of the cash generated from operations to fund acquisitions and capital expenditures. In the future we anticipate that cash flow from operations, less acquisitions and capital requirements, will be sufficient to repay our long and short-term debt. However, over the next several quarters, transition and integration costs associated with the BFI acquisition may cause us to have a negative cash flow from operations, less acquisitions and capital requirements, or may cause us to incur additional amounts of debt. In connection with acquisitions, we have assumed or incurred indebtedness with relatively short-term repayment schedules, thereby increasing our current and medium-term liabilities. Also, for certain acquisitions, current liabilities are recorded for acquisition related and unusual costs that require payment in the near term. Current liabilities periodically include scheduled payments required under our Bank Credit Facility. In addition, we have acquired operating equipment using financing leases, which have short, and medium-term maturities. Also we use excess cash generated from operations to pay down amounts owed on our revolving line of credit which is classified as long-term debt. As a result, we periodically have low levels of working capital or working capital deficits.

     During the nine months ended September 30, 1998 and 1999, our cash flows from operating, investing and financing activities were as follows (in millions):

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                               1998        1999
                                                              -------    ---------
OPERATING ACTIVITIES:
Net income (loss)...........................................  $  51.8    $  (319.7)
Extraordinary items.........................................      5.1          5.3
Non-cash operating expenses(1)..............................    238.5        245.7
Cumulative effect of change in accounting principle.........       --         64.2
Gain on sale of fixed assets................................     (1.1)        (3.6)
Decrease in operating assets and liabilities, net...........    (64.4)       217.3
                                                              -------    ---------
  Cash provided by operating activities.....................    229.9        209.2
                                                              -------    ---------
INVESTING ACTIVITIES:
Cost of acquisitions, net of cash acquired..................   (120.2)    (7,467.7)
Capital expenditures, other than for acquisitions...........   (178.9)      (181.5)
Capitalized interest........................................    (47.0)       (15.0)
Other.......................................................      6.8         28.7
                                                              -------    ---------
  Cash used in investing activities.........................   (339.3)    (7,635.5)
                                                              -------    ---------
FINANCING ACTIVITIES:
Net proceeds from sale of common stock and exercise of stock
  options and warrants......................................     72.7          9.6
Proceeds from redeemable preferred stock, net of issuance
  costs.....................................................       --        973.9
Net proceeds from long-term debt, net of issuance costs.....    785.3      8,357.5
Payments of long-term debt..................................   (737.8)    (1,852.8)
Equity transactions of pooled companies.....................    (17.8)          --
                                                              -------    ---------
  Cash provided by financing activities.....................    102.4      7,488.2
                                                              -------    ---------
Increase (decrease) in cash.................................  $  (7.0)   $    61.9
                                                              =======    =========

---------------

(1) Consists principally of provisions for depreciation and amortization, doubtful accounts, potentially unrealizable acquisition costs, deferred income taxes and undistributed earnings of equity investment.

     As of September 30, 1999, we had cash and cash equivalents of $101.6 million. Our capital expenditure and working capital requirements have increased significantly, reflecting our rapid growth by acquisition and development of revenue producing assets, and will increase further compared to the nine months ended September 30, 1998 and 1999 due to the acquisition of BFI. During the nine months ended September 30, 1999, we acquired solid waste operations, excluding the BFI acquisition, representing approximately $378.6 million in annual revenues ($332.0 million net of intercompany eliminations), and sold operations representing approximately $116.0 million in annual revenue. Net consideration of approximately $463.4 million comprised of cash, notes and common stock was paid in these transactions. For the calendar year 1999, we expect to spend approximately $450 million for capital expenditures, closure and post-closure, and remediation expenditures relating to our landfill operations. As we continue to acquire waste operations in 1999, additional capital amounts will be required during 1999 for the acquisition of businesses and the capital expenditure requirements related to those acquired businesses.

     On September 30, 1999, our debt structure consisted primarily of $5.6 billion outstanding under the 1999 Credit Facility, $1.7 billion of the 1998 Senior Notes, $2.0 billion of the 1999 Notes and $1.3 billion of senior debt acquired in connection with the BFI acquisition. As of September 30, 1999 there is aggregate availability under the Revolving Credit Facility of approximately $1.1 billion to be used for working capital, letters of credit, acquisitions and other general corporate purposes. The indentures relating to the 1998 Senior Notes, the 1999 Notes and the 1999 Credit Agreement contain financial and operating covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. A substantial portion of our available cash will be required to be applied to service indebtedness. Currently, on an annualized basis, this is expected to include approximately $662.7 million in annual principal and interest payments.

     We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. We satisfy these financial assurance requirements by issuing performance bonds, letters of credit, insurance polices or trust deposits as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At September 30, 1999, we had outstanding approximately $1.4 billion in financial assurance instruments represented by $603.8 million of performance bonds, $649.2 million of insurance policies, $90.7 million of letters of credit and $52.0 million of trust deposits. During 1999, we expect to be required to provide approximately $1.4 billion of financial assurance instruments relating to the Company's landfills operations and collection contracts. We expect that financial assurance obligations will increase in the future as we acquire and expand our landfill activities and that a greater percentage of the financial assurance instruments will be comprised of performance bonds and insurance policies.

     We have lease facilities (the "Lease Facilities") that allow us to enter into equipment leases at rates ranging from similar term treasury note rates plus 1.55% for terms of 36 to 84 months. We have equipment leases outstanding at December 31, 1998 and September 30, 1999 of $36.6 million and $16.2 million, respectively.

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

     Our ability to meet future capital expenditure and working capital requirements, to make scheduled payments of principal, to pay interest, or to refinance our indebtedness, and to fund capital amounts required for the acquisition of businesses and the expansion of existing businesses depends on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. On the basis of historical financial information, including recent operating history of both Allied and BFI, we believe that available cash flow, together with available borrowings under the new credit facility, our lease facilities and other sources of liquidity will be adequate to meet our anticipated future requirements for working capital, letters of credit, capital expenditures, scheduled payments of principal and interest on debt incurred under the new credit facility, the assumed BFI debt, the 1998 Senior Notes, the 1999 Notes and the notes, and capital amounts required for acquisitions and expansion. However, we may have to refinance the principal payment at maturity on the 1998 Senior Notes, the 1999 Notes and the notes. We cannot assure you that our business will generate sufficient cash flow from operations or that we will be able to avail ourselves of future financings in an amount sufficient to enable us to service our indebtedness or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms if at all. Further, depending on the timing, amount and structure of any future acquisitions and the availability of funds under the new credit facility, we may need to raise additional capital to fund the acquisition and integration of additional solid waste businesses. We may raise such funds through additional bank financings or public or private offerings of our debt and equity securities. We cannot assure you that we will be able to secure such funding, if necessary, on favorable terms, if at all. If we are not successful in securing such funding, our ability to pursue our business strategy may be impaired and results of operations for future periods may be negatively affected. (See Note 6 to Allied's Condensed Consolidated Financial Statements.)

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

     In December 1998, Allied NA issued an aggregate of $1.7 billion of senior notes consisting of $225 million 7 3/8% senior notes due 2004 (the "Five Year Senior Notes"), $600 million 7 5/8% senior notes due 2006 (the "Seven Year Senior Notes"), and $875 million 7 7/8% senior notes due 2009 (the "Ten Year Senior Notes" and collectively the "1998 Senior Notes") in a Rule 144A offering which was subsequently registered for public trading with the SEC in January, 1999. We used the net proceeds from the 1998 Senior Notes to fund the purchase of all of the outstanding 1996 Notes and Senior Discount Notes, to repay borrowings outstanding under the Senior Credit Facility and certain capital lease obligations and for general corporate purposes. The Five Year Senior Notes and Seven Year Senior Notes will be redeemable, at our option, in whole or from time to time in part, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to maturity on a semi-annual basis at the treasury yield plus 50 basis points, plus in each case accrued but unpaid interest to but excluding the date of redemption. The Ten Year Senior Notes will be redeemable at our option, in whole or in part, at any time on or after January 1, 2004 in cash at the redemption price plus accrued and unpaid interest to but excluding the date of redemption. Prior to January 1, 2004, the Ten Year Senior Notes will be redeemable, at our option, in whole or in part, at any time, in cash, at a redemption price equal to the greater of (i) 100% of their principal amount or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to maturity on a semi-annual basis at the treasury yield plus 50 basis points, plus accrued but unpaid interest to but excluding the date of redemption. In addition, at any time prior to January 1, 2002, we may redeem up to 33 1/3% of the aggregate principal amount of Ten Year Senior Notes originally issued at a redemption price equal to 107.9% of the principal amount thereof, plus accrued and unpaid interest to the date of redemption, with the net cash proceeds of one or more public offerings of capital stock; provided that the notice of redemption with respect to any such redemption is mailed within 30 days following the closing of the corresponding public offering. The 1998 Senior Notes will not be subject to any redemption at the option of any holder thereof prior to the final maturity of such notes except as set forth in the applicable indenture. We guarantee the 1998 Senior Notes and substantially all of Allied NA's current and future subsidiaries, the guarantees of which are expressly subordinated to the guarantees of Allied NA's Credit Agreement.

     In connection with the completion of the acquisition of BFI, we entered into new financing arrangements and repaid all amounts borrowed under the Credit Agreement and all amounts borrowed by BFI under its commercial paper program. The new financing arrangements were: (i) a new credit facility (the "1999 Credit Facility") for Allied NA, which is guaranteed by us and substantially all of our subsidiaries (including BFI and its subsidiaries), from a bank group for $7.7 billion to provide financing for the acquisition of BFI and working capital for us following the acquisition (ii) the sale of $2 billion of 10% Senior Subordinated Notes due 2009 (the "1999 Notes") by Allied NA which are guaranteed by us and substantially all of our subsidiaries (including BFI and its subsidiaries), and (iii) the sale for $1 billion of Senior Convertible Preferred Stock (the "Preferred Stock"). In connection with the completion of the acquisition of BFI, we also guaranteed certain of BFI's remaining debt and, for the 1998 Senior Notes and for certain of BFI's remaining debt, provided collateral (pari passu with the 1999 Credit Facility) consisting of certain of BFI's assets. Both the New Credit Facility and the 1999 Notes contain restrictions on Allied's ability to make acquisitions, purchase fixed assets above certain amounts, pay dividends, incur additional indebtedness, make investments, loans or advances, enter into certain transactions with affiliates or enter into a merger, consolidation or sale of all or a substantial portion of Allied's assets. The 1999 Credit Facility, the 1999 Notes and the Preferred Stock contain provisions, which could require repayment upon a defined "change of control" of Allied and the Preferred Stock also contain restrictions on Allied's ability to pay cash dividends on common stock.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report, is Forward Looking Statement. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions, including whether and when the acquisitions will be accretive to earnings, made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results and the underlying assumptions including Internal Growth as well as general economic and financial market conditions. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such important factors ("Important Factors") that could cause actual results to differ materially from our expectations are disclosed in this section and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ from our expectations. Shareholders, potential investors and other readers are urged to consider these factors in evaluating Forward Looking Statements and are cautioned not to place undue reliance on these Forward Looking Statements. The forward looking statements made herein are only made as of the date of this filing and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

     Competition. The solid waste collection and disposal business is highly competitive and requires substantial amounts of capital. We compete with numerous waste management companies, some of which have significantly larger operations and greater resources. We also compete with those counties and municipalities that maintain their own waste collection and disposal operations. Forward Looking Statements assume that we will be able to effectively compete with the other waste management companies and municipalities and that we will be able to maintain or improve margins (or pricing of services) on existing or acquired operations and effectively compete with government owned and operated landfills which enjoy certain competitive advantages from tax-exempt financing and tax revenue subsidies.

     Availability of Acquisition Targets. Our ongoing acquisition program is a key element of our expansion strategy and our ability to implement our vertical integration strategy in a successful manner. In addition, obtaining landfill permits has become increasingly difficult, time consuming and expensive. We cannot assure that we will succeed in obtaining landfill permits or locating appropriate acquisition candidates that can be acquired at price levels that we consider appropriate and that reflect historical prices. The Forward Looking Statements assume that a number of acquisition candidates and landfill properties sufficient to meet our goals will be available for purchase and that we will be able to complete the acquisitions at prices that we have experienced in the past two years.

     Divestitures. Our Forward Looking Statements assume that we will be able to exit certain regional markets and sell certain non-strategic businesses. There can be no assurance as to whether or when transactions will close or the amounts to be received in such transactions, including transactions under definitive agreement, and whether we will be successful in negotiating asset sales at a pace and on terms sufficient to achieve our goals.

     Integration. Our financial position and results of operations depend to a large extent on the integration of recently acquired businesses including the acquisition of BFI completed on July 30, 1999. Before the acquisition of BFI, Allied and BFI operated as separate entities. We may not be able to maintain the levels of operating efficiency that Allied or BFI had achieved or might achieve separately. Successful integration of BFI's operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. Because of difficulties in combining operations, we may not be able to achieve the cost savings, increase in internalization rates, and other size related benefits that we hope to achieve after the acquisition. The Forward Looking Statements assume that integration of acquired companies, including the internalization of waste, will require from three to nine months from the date the acquisition closes. Failure to achieve effective integration in the anticipated time period or at all could have an adverse effect on our future results of operations.

     Ongoing Capital Requirements. To the extent that internally generated cash and cash available under our existing credit facilities are not sufficient to provide the cash required for future operations, capital expenditures, acquisitions, debt repayment obligations and/or financial assurance obligations, we will require additional equity and/or debt financing in order to provide such cash. We have incurred significant debt obligations in the last two years, which entail substantial debt service costs. The Forward Looking Statements assume that we will be able to raise the capital necessary to finance such requirements at rates that are as good as or better than those we are currently experiencing. We cannot assure, however, that such financing and hedging and other means of fixing interest rates on our debt will be available or, if available, that we will find such terms regarding debt service costs and interest rates consistent with the assumptions of Forward Looking Statements or otherwise satisfactory. See "Liquidity and Capital Resources".

     Economic Conditions. Our business is affected by general economic conditions. The Forward Looking Statements assume that we will be able to achieve internal volume and price growth, which is not impacted by an economic downturn. As our revenue continues to grow it is likely that the rates of internal growth will reflect growth rates, which are less than those, experienced in 1998. We cannot assure that an economic downturn will not result in a reduction in the volume of waste being disposed of at our operations and/or the price that we can charge for our services.

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

     Dependence on Senior Management. We are highly dependent upon our senior management team. In addition, as we continue to grow, our requirements for operations management with waste industry experience will also increase. The availability of such experienced management is not known. The Forward Looking Statements assume that experienced management will be available when needed by us at compensation levels that are within industry norms. We may also encounter difficulty in the assimilation and retention of employees. The loss of the services of any member of senior management or the inability to hire experienced operations management could have a material adverse effect on us.

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

     Year 2000 Systems Modifications. We expect to be Year 2000 compliant in a timely manner and expect to have no material exposure with respect to information technology-related systems. With respect to non-information technology areas, it is uncertain what risks are associated with the Year 2000 issue and any risks that may be identified could have a material, adverse effect on our business, financial condition, and results of operations and cash flows. We cannot assure that the systems of our customers and vendors on which we rely will be converted in a timely manner and will not have an adverse effect on our systems or operations. The Forward-Looking Statements assume that there will be no material adverse effect on our systems or operations related to the Year 2000 issue.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The below information is provided as of December 31, 1998. We are subject to interest rate risk on our long-term debt. Although no exposure exists with respect to our fixed rate long-term corporate debt instruments, we run the risk of interest rate fluctuations with respect to our LIBOR variable rate Senior Credit Facility at December 31, 1998. To modify the risk from these interest rate fluctuations, we enter into hedging transactions that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and we are not a party to any leveraged derivatives. The following table sets forth, as of December 31, 1998, our long-term debt obligations, principal cash flows by scheduled maturity, average interest rate and estimated fair market value (amounts in thousands, except interest rates):

                                                               SENIOR CREDIT       AVERAGE
                                                                 FACILITY       INTEREST RATE
                                                              ---------------   -------------
1999........................................................     $     --
2000........................................................           --
2001........................................................       75,000
2002........................................................      105,000
2003........................................................      120,000
Thereafter..................................................           --
                                                                 --------
Total.......................................................     $300,000            6.0%
                                                                 ========
Estimated Fair Value at December 31, 1998...................     $300,000
                                                                 ========

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

   NOTIONAL                                 INTEREST                                        INTEREST        FAIR
  PRINCIPAL                   MATURITY        PAID           UNDERLYING OBLIGATIONS         RECEIVED    MARKET VALUE
  ---------                   --------      --------         ----------------------         --------   --------------
(IN THOUSANDS)                                                                                         (IN THOUSANDS)
  $50,000................  April 1999         5.12%    Credit Agreement Term Loan Facility   LIBOR         $  6.0
   50,000................  October 1999       6.02     Credit Agreement Term Loan Facility   LIBOR          497.4
   50,000................  November 1999      5.90     Credit Agreement Term Loan Facility   LIBOR          442.9
   50,000................  November 1999      5.91     Credit Agreement Term Loan Facility   LIBOR          439.5
   50,000................  March 2000         6.06     Credit Agreement Term Loan Facility   LIBOR          618.5
   50,000................  September 2000     6.08     Credit Agreement Term Loan Facility   LIBOR          894.3

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

     The stockholders elected the following persons to serve as our directors until the next annual meeting of stockholders, and until their successors are duly elected and qualified. Votes were cast as follows:

                                                            NUMBER OF       NUMBER OF
                                                            VOTES FOR     VOTES WITHHELD
                                                           -----------    --------------
Thomas H. Van Weelden....................................  150,297,188        99,346
Roger A. Ramsey..........................................  150,297,188        99,346
Nolan Lehmann............................................  150,297,188        99,346
Michael Gross............................................  150,297,188        99,346
David B. Kaplan..........................................  150,297,188        99,346
Antony P. Ressler........................................  150,297,188        99,346
Howard A. Lipson.........................................  150,297,188        99,346
Dennis Hendrix...........................................  150,297,188        99,346
Warren B. Rudman.........................................  150,296,188        99,646
Vincent Tese.............................................  150,297,188        99,346

     The stockholders voted for an amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan. Votes were cast as follows:

                NUMBER OF
 NUMBER OF        VOTES         NUMBER OF
 VOTES FOR      WITHHELD      VOTES AGAINST
-----------   -------------   --------------
144,142,733     4,227,578       2,026,223

ITEM 5.  OTHER INFORMATION

                            SELECTED FINANCIAL DATA

     The financial data presented below as of and for the four years ended December 31, 1998 are derived from Allied's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, and have been restated to give effect to transactions accounted for using the pooling-of-interests method for business combinations. See note 2 to Allied's consolidated financial statements. The financial data presented below for the year ended December 31, 1994 are derived from Allied's consolidated financial statements, which have not been audited subsequent to being restated for business combinations accounted for as poolings-of-interests completed in 1998. The financial data for the nine months ended September 30, 1998 and 1999 have been derived from Allied's unaudited condensed consolidated financial statements included elsewhere in this quarterly filing. The unaudited condensed consolidated financial statements include adjustments, consisting of normal accruals, that Allied considers necessary for fair presentation of the financial positions and the results of operations for this period. This financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Allied's condensed consolidated financial statements and related notes included elsewhere in this quarterly filing.

                                                                                                           NINE MONTHS ENDED
                                                            YEAR ENDED DECEMBER 31,                          SEPTEMBER 30,
                                          -----------------------------------------------------------   -----------------------
                                             1994         1995       1996        1997         1998         1998         1999
                                          -----------   --------   --------   ----------   ----------   ----------   ----------
                                          (UNAUDITED)                                                         (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT RATIOS AND PERCENTAGES)
STATEMENT OF OPERATIONS DATA:
Revenues................................   $506,604     $580,784   $619,548   $1,340,661   $1,575,612   $1,168,493   $1,957,031
Cost of operations......................    341,466      366,980    386,001      777,289      892,273      663,839    1,122,718
Selling, general and administrative
  expenses..............................     95,006       97,031    102,416      177,396      155,835      122,108      140,769
Depreciation and amortization...........     37,419       50,398     63,638      134,657      149,260      113,239      168,529
Goodwill amortization...................      3,547        5,016      4,185       23,581       30,705       22,498       57,881
Acquisition related and unusual
  costs(1)..............................      2,100        1,531     96,508        3,934      247,902       74,425      549,774
Asset impairments(2)....................         --           --         --           --       69,714           --           --
                                           --------     --------   --------   ----------   ----------   ----------   ----------
  Operating income (loss)...............     27,066       59,828    (33,200)     223,804       29,923      172,384      (82,640)
Equity in earnings of unconsolidated
  affiliates............................         --           --         --           --           --           --      (11,265)
Interest income.........................     (2,127)        (735)    (2,479)      (1,765)      (4,030)      (2,516)      (5,382)
Interest expense........................     21,701       20,443     21,347      108,045       88,431       63,921      232,703
                                           --------     --------   --------   ----------   ----------   ----------   ----------
Income (loss) before income taxes.......      7,492       40,120    (52,068)     117,524      (54,478)     110,979     (298,696)
Income tax expense (benefit)............        910       10,904        354       40,277       43,773       56,160      (46,434)
                                           --------     --------   --------   ----------   ----------   ----------   ----------
  Income (loss) before extraordinary
    loss and cumulative effect of change
    in accounting principle.............      6,582       29,216    (52,422)      77,247      (98,251)      54,819     (252,262)
Extraordinary loss, net of income tax
  benefit(3)............................      3,029          908     13,887       53,205      124,801        3,054        3,223
Cumulative effect of change in
  accounting principle, net of income
  benefit(4)............................         --           --         --           --           --           --       64,255
                                           --------     --------   --------   ----------   ----------   ----------   ----------
Net income (loss).......................      3,553       28,308    (66,309)      24,042     (223,052)      51,765     (319,740)
Preferred dividends.....................      3,773        4,070      1,073          381           --           --       11,219
Conversion fee on equity securities
  converted(5)..........................         --        2,151         --           --           --           --           --
                                           --------     --------   --------   ----------   ----------   ----------   ----------
Net income (loss) available to common
  shareholders..........................   $   (220)    $ 22,087   $(67,382)  $   23,661   $ (223,052)  $   51,765   $ (330,959)
                                           ========     ========   ========   ==========   ==========   ==========   ==========
  Ratio of earnings to fixed
    charges(6)..........................        1.2x         1.9x         *          1.5x           *          1.6x           *
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents...............   $ 19,100     $ 26,038   $ 70,015   $   33,320   $   39,742   $   26,369   $  101,644
Working capital (deficit)...............    (15,840)     (47,211)    26,410      (75,054)      45,031      (44,564)    (371,529)
Property and equipment, net.............    328,160      497,284    932,110    1,583,133    1,776,025    1,735,256    3,660,863
Goodwill, net...........................     79,503       90,301    888,648    1,082,750    1,327,470    1,316,805    8,389,659
Total assets............................    586,207      763,979   2,662,200   3,073,820    3,752,592    3,499,870   15,563,199
Total long-term debt, net of current
  portion...............................    255,665      304,114   1,283,327   1,492,360    2,118,927    1,612,411    9,242,328
Stockholders' equity....................    135,667      223,333    385,218      962,465      930,074    1,194,972      616,398
Long-term debt to total
  capitalization........................         65%          58%        77%          61%          69%          57%          87%(7)

---------------

(1) Acquisition related and unusual costs primarily relate to acquisitions and management's changes in strategic plans and restructuring resulting from the acquisitions. These costs consist of transaction or deal costs, employee severance and transition costs, changes in estimates relating to environmental or legal matters, restructuring costs related to the consolidation or relocation of operations, costs for the abandonment or sale of non-revenue producing assets, and provisions for losses on contractual obligations.

(2) During the fourth quarter of 1998, Allied recognized asset impairment charges aggregating $69.7 million. These charges related to assets held for future use and assets disposed of in the first and second quarters of 1999. An impairment charge of $45.9 million, with no associated tax benefit was recorded relating to goodwill of a waste transportation business recorded by a company acquired in 1998 by Allied. Additionally, an impairment charge of
     $23.8 million was recorded for the write down to net realizable value less cost of disposal of assets to be sold relating to non-core or non-integrated operating districts.

(3) The extraordinary losses were incurred as a result of premiums paid for the early extinguishment of debt and the write-off of related deferred debt issue costs.

(4) During the third quarter of 1999, Allied changed its method of calculating capitalized interest and recognized the impact of this change in accounting principle as a cumulative charge of approximately $64.3 million, net of tax effective January 1, 1999.

(5) The non-cash conversion fee of $2.2 million was incurred in the fourth quarter of 1995 as a result of inducement offered by Allied to holders of certain convertible preferred stock and convertible subordinated notes to exercise their conversion option to receive Allied common stock. The inducement fee consisted of payment of dividends or interest from the conversion date through the first call or redemption date of each convertible security. Approximately 7.8 million shares of common stock were issued for conversion and approximately 285,000 shares were issued for the conversion fee.

(6) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of pretax income without capitalized interest and fixed charges (exclusive of preferred stock dividends). Fixed charges include interest expense and capitalized interest. Earnings to fixed charges for the periods presented were retroactively stated for the change in accounting principle.

(7) For purposes of calculating the long-term debt to total capitalization, the Company included the Series A Senior Convertible Preferred Stock in equity. If the preferred stock were to be included in debt instead of equity, the debt to total capitalization percentage would be 94%.

 * Earnings were insufficient to cover fixed charges by $65,402, $86,834 and $313,690 for the years ended December 31, 1996, 1998 and the nine months ended September 30, 1999 respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits --

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          2.1            -- Amended and Restated Agreement and Plan of Reorganization
                            between Allied Waste Industries, Inc. and Rabanco
                            Acquisition Company, Rabanco Acquisition Company Two,
                            Rabanco Acquisition Company Three, Rabanco Acquisition
                            Company Four, Rabanco Acquisition Company Five, Rabanco
                            Acquisition Company Six, Rabanco Acquisition Company
                            Seven, Rabanco Acquisition Company Eight, Rabanco
                            Acquisition Company Nine, Rabanco Acquisition Company
                            Ten, Rabanco Acquisition Company Eleven, and Rabanco
                            Acquisition Company Twelve. Exhibit 2.4 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1998 is incorporated herein by reference.
          2.2            -- Agreement and Plan of Merger dated as of August 10, 1998 by and among Allied Waste Industries, Inc., AWIN II
                            Acquisition Corporation and American Disposal Services,
                            Inc. Exhibit 2 to the Company's Current Report on Form
                            8-K filed August 21, 1998 is incorporated herein by
                            reference.
          2.3            -- Agreement and Plan of Merger dated as of March 7, 1999 by and among Allied Waste Industries, Inc., AWIN I
                            Acquisition Corporation and Browning-Ferris Industries,
                            Inc. Exhibit 2 to the Company's Current Report on Form
                            8-K filed March 16, 1999 is incorporated herein by
                            reference.
          3.1            -- Amended Certificate of Incorporation of the Company
                            (Incorporated herein by reference to Exhibit 3.1 to the
                            Company's Report on Form 10-K for the fiscal year ended
                            December 31, 1996).

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3.2            -- Amended and Restated Bylaws of the Company as of May 13,
                            1997. Exhibit 3.2 to the Company's Report on Form 10-Q
                            for the quarter ended June 30, 1997 is incorporated
                            herein by reference.
          3.3            -- Amendment to Amended Certificate of Incorporation of the
                            Company dated October 15, 1998. Exhibit 3.4 to the
                            Company's Report on Form 10-Q for the quarter ended
                            September 30, 1998 is incorporated herein by reference.
          4.1            -- Specimen certificate for shares of Common Stock par value
                            $.01 per share. Exhibit 4.2 of the Company's Registration
                            Statement on Form S-1 (No. 33-48507) is incorporated
                            herein by reference.
          4.2            -- Indenture relating to the 1996 Notes dated February 28,
                            1997 between the Company and First Trust. Exhibit 4.1 to
                            the Company's Registration Statement on Form S-4 (No.
                            333-22575) is incorporated herein by reference.
          4.3            -- 1991 Incentive Stock Plan of the Company. Exhibit 10.T to
                            the Company's Form 10 dated May 14, 1991, is incorporated
                            herein by reference.
          4.4            -- 1991 Non-Employee Director Stock Plan of the Company.
                            Exhibit 10.U to the Company's Form 10 dated May 14, 1991,
                            is incorporated herein by reference.
          4.5            -- 1993 Incentive Stock Plan of the Company. Exhibit 10.3 to
                            the Company's Registration Statement on Form S-1 (No.
                            33-73110) is incorporated herein by reference.
          4.6            -- 1994 Amended and Restated Non-Employee Director Stock
                            Option Plan of the Company. Exhibit B to the Company's
                            Definitive Proxy Statement in accordance with Schedule
                            14A dated April 28, 1994, is incorporated herein by
                            reference.
          4.7            -- Amendment to the 1994 Amended and Restated Non-Employee
                            Director Stock Option Plan. Exhibit 10.2 to the Company's
                            Quarterly Report on Form 10-Q dated August 10, 1995, is
                            incorporated herein by reference.
          4.8            -- Amended and Restated 1994 Incentive Stock Plan. Exhibit
                            10.1 to the Company's Quarterly Report on Form 10-Q dated
                            May 31, 1996, is incorporated herein by reference.
          4.9            -- Indenture, dated as of May 15, 1997, by and among the
                            Company and First Bank National Association with respect
                            to the Senior Discount Notes and Exchange Notes. Exhibit
                            4.1 to the Company's Registration Statement on Form S-4
                            (No. 333-31231) is incorporated herein by reference.
          4.10           -- Indenture, dated as of December 1, 1996, by and among the
                            Company, the Guarantors and First Bank National
                            Association with respect to the 1996 Notes and Exchange
                            Notes. Exhibit 4.1 to the Company's Registration
                            Statement on Form S-4 (No. 333-22575) is incorporated
                            herein by reference.
          4.11           -- First Supplemental Indenture dated December 30, 1996
                            related to the 1996 Notes. Exhibit 4.2 to the Company's
                            Registration Statement on Form S-4 (No. 333-22575) is
                            incorporated herein by reference.
          4.12           -- Second Supplemental Indenture dated April 30, 1997
                            related to the 1996 Notes. Exhibit 4.3 to the Company's
                            Registration Statement on Form S-4 (No. 333-22575) is
                            incorporated herein by reference.
          4.13           -- Senior Subordinated Guarantee dated as of December 1,
                            1996 related to the 1996 Notes. Exhibit 4.5 to the
                            Company's Registration Statement on Form S-4 (No.
                            333-22575) is incorporated herein by reference.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          4.14           -- Amendment No. 1 to the 1991 Incentive Stock Plan dated
                            November 1, 1996. Exhibit 4.20 to the Company's Annual
                            Report on Form 10-K dated March 31, 1998 is incorporated
                            herein by reference.
          4.15           -- Indenture relating to the 1998 Senior Notes, dated as of
                            December 23, 1998, by and among the Company and U.S. Bank
                            Trust National Association, as Trustee, with respect to
                            the 1998 Senior Notes and Exchange Notes. Exhibit 4.1 to
                            the Company's Registration Statement on Form S-4 (No.
                            333-70709) is incorporated herein by reference.
          4.16           -- Five Year Series Supplement Indenture relating to the
                            1998 Five Year Notes, dated December 23, 1998, among the
                            Company, the Guarantors and the Trustee. Exhibit 4.2 to
                            the Company's Registration Statement on Form S-4 (No.
                            333-70709) is incorporated herein by reference.
          4.17           -- Form of Series B Five Year Notes (included in Exhibit
                            4.22). Exhibit 4.3 to the Company's Registration
                            Statement on Form S-4 (No. 333-70709) is incorporated
                            herein by reference.
          4.18           -- Seven Year Series Supplement Indenture relating to the
                            1998 Seven Year Notes, dated December 23, 1998, among the
                            Company, the Guarantors and the Trustee. Exhibit 4.4 to
                            the Company's Registration Statement on Form S-4 (No.
                            333-70709) is incorporated herein by reference.
          4.19           -- Form of Series B Seven Year Notes (included in Exhibit
                            4.24). Exhibit 4.5 to the Company's Registration
                            Statement on Form S-4 (No. 333-70709) is incorporated
                            herein by reference.
          4.20           -- Ten Year Series Supplement Indenture relating to the 1998
                            Ten Year Notes, dated December 23, 1998, among the
                            Company, the Guarantors and the Trustee. Exhibit 4.6 to
                            the Company's Registration Statement on Form S-4 (No.
                            333-70709) is incorporated herein by reference.
          4.21           -- Form of Series B Ten Year Notes (included in Exhibit
                            4.26). Exhibit 4.7 to the Company's Registration
                            Statement on Form S-4 (No. 333-70709) is incorporated
                            herein by reference.
          4.22           -- Certificate of Designation for Series A Senior
                            Convertible Preferred Stock. Exhibit 4.1 to the Company's
                            current report on Form 8-K dated August 10, 1999, is
                            incorporated herein by reference.
          4.23           -- Certificate of Designation for Series B Junior Preferred
                            Stock. Exhibit 4.2 to the Company's current report on
                            Form 8-K dated August 10, 1999, is incorporated herein by
                            reference.
          4.24           -- First Supplemental Indenture, dated July 30, 1999 among the Company, certain subsidiaries of the Company and U.S.
                            Bank Trust, N.A., as trustee, regarding 10% Senior
                            Subordinated Notes due 2009 of Allied Waste North
                            America, Inc. Exhibit 4.3 to the Company's current report
                            on Form 8-K dated August 10, 1999, is incorporated herein
                            by reference.
         10.1            -- Securities Purchase Agreement dated April 21, 1997
                            between Apollo Investment Fund III, L.P., Apollo Overseas
                            Partners III, L.P., and Apollo (U.K.) Partners III, L.P.;
                            Blackstone Capital Partners II Merchant Banking Fund
                            L.P., Blackstone Offshore Capital Partners II L.P. and
                            Blackstone Family Investment Partnership II L.P.; Laidlaw
                            Inc. and Laidlaw Transportation, Inc.; and Allied Waste
                            Industries, Inc. Exhibit 10.1 to the Company's Report on
                            Form 10-Q for the quarter ended March 31, 1997 is
                            incorporated herein by reference.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.2            -- Shareholders Agreement dated as of April 14, 1997 between
                            Allied Waste Industries, Inc. and Apollo Investment Fund
                            III, L.P., Apollo Overseas Partners III, L.P., and Apollo
                            (U.K.) Partners III, L.P.; Blackstone Capital Partners II
                            Merchant Banking Fund L.P., Blackstone Offshore Capital
                            Partners II L.P. and Blackstone Family Investment
                            Partnership II L.P. Exhibit 10.2 to the Company's Report
                            on Form 10-Q for the quarter ended March 31, 1997 is
                            incorporated herein by reference.
         10.3            -- Amended and Restated Shareholders Agreement dated as of
                            April 21, 1997 between Allied Waste Industries, Inc. and
                            Apollo Investment Fund III, L.P., Apollo Overseas
                            Partners III, L.P., and Apollo (U.K.) Partners III, L.P.;
                            Blackstone Capital Partners II Merchant Banking Fund
                            L.P., Blackstone Offshore Capital Partners II L.P. and
                            Blackstone Family Investment Partnership II L.P. Exhibit
                            10.3 to the Company's Report on Form 10-Q for the quarter
                            ended March 31, 1997 is incorporated herein by reference.
         10.4            -- Registration Rights Agreement dated as of April 12, 1997 between Allied Waste Industries, Inc. and Apollo
                            Investment Fund III, L.P., Apollo Overseas Partners III,
                            L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone
                            Capital Partners II Merchant Banking Fund L.P.,
                            Blackstone Offshore Capital Partners II, L.P. and
                            Blackstone Family Investment Partnership II, L.P. Exhibit
                            10.4 to the Company's Report on Form 10-Q for the quarter
                            ended March 31, 1997 is incorporated herein by reference.
         10.5            -- Executive Employment Agreement between the Company and
                            with Henry L. Hirvela dated June 6, 1997. Exhibit 10.2 to
                            the Company's Report on Form 10-Q for the quarter ended
                            June 30, 1997 is incorporated herein by reference.
         10.6            -- Executive Employment Agreement between the Company and
                            with Thomas H. Van Weelden dated January 1, 1999.
         10.7            -- Executive Employment Agreement between the Company and
                            with Larry D. Henk dated June 6, 1997. Exhibit 10.4 to
                            the Company's Report on Form 10-Q for the quarter ended
                            June 30, 1997 is incorporated herein by reference.
         10.8            -- Executive Employment Agreement between the Company and
                            with Steven M. Helm dated June 6, 1997. Exhibit 10.5 to
                            the Company's Report on Form 10-Q for the quarter ended
                            June 30, 1997 is incorporated herein by reference.
         10.9            -- Executive Employment Agreement between the Company and
                            with Donald W. Slager dated January 1, 1999.
         10.10           -- Executive Employment Agreement between the Company and
                            with Peter S. Hathaway dated June 6, 1997. Exhibit 10.14
                            to the Company's Report on Form 10-K for the year ended
                            December 31, 1997 is incorporated herein by reference.
         10.11           -- Executive Employment Agreement between the Company and
                            with Michael G. Hannon dated June 6, 1997. Exhibit 10.15
                            to the Company's Report on Form 10-K for the year ended
                            December 31, 1997 is incorporated herein by reference.
         10.12           -- Credit Agreement dated as of June 18, 1998 among Allied
                            Waste North America, Inc., Allied Waste Industries, Inc.,
                            certain lenders, Credit Suisse, First Boston and Goldman
                            Sachs Credit Partners L.P., as Co-Syndication Agents,
                            Citibank, N.A., as Issuing Bank and Citicorp USA, Inc.,
                            as Administrative Agent. Exhibit 10.1 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1998 is incorporated herein by reference.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.13           -- Registration Rights Agreement, dated as of July 30, 1999, by and among the Company, the Guarantors and the initial
                            purchasers, relating to the $2,000,000,000 10% Senior
                            Subordinated Notes due 2009. Exhibit 10.3 to Allied's
                            Current Report on Form 8-K dated August 10, 1999 is
                            incorporated herein by reference.
         10.14           -- Purchase Agreement dated July 27, 1999, by and among the
                            Company, the Guarantors and the initial purchasers, with
                            respect to the $2,000,000,000 10% Senior Subordinated
                            Notes due 2009. Exhibit 10.4 to Allied's Current Report
                            on Form 8-K dated August 10, 1999 is incorporated herein
                            by reference.
         10.15           -- Credit Facility dated as of July 30, 1999. Exhibit 10.1 to the Company's current report on Form 8-K dated August
                            10, 1999, is incorporated herein by reference.
         10.16           -- Second Amended and Restated Shareholders Agreement, dated as of July 30, 1999, between the Company and the
                            purchasers of the Series A Senior Convertible Preferred
                            Stock and related parties. Exhibit 10.2 to the Company's
                            current report on Form 8-K dated August 10, 1999, is
                            incorporated herein by reference.
         10.17           -- Amended and Restated Registration Rights Agreement, dated as of July 30, 1999, between the Company and the
                            purchasers of the Series A Senior Convertible Preferred
                            Stock and related parties. Exhibit 10.3 to the Company's
                            current report on Form 8-K dated August 10, 1999, is
                            incorporated herein by reference.
        *12              -- Ratio of earnings to fixed charges.
        *18              -- Letter regarding change in accounting principles.
        *27              -- Financial Data Schedule for the nine months ended
                            September 30, 1999.
        *27.1            -- Restated Financial Data Schedule for the six months ended
                            June 30, 1999.
        *27.2            -- Restated Financial Data Schedule for the three months
                            ended March 31, 1999.

---------------

*Filed herewith.

     (b) Reports on Form 8-K during the Quarter Ended September 30, 1999.

July 19, 1999         The Company's Current Report on Form 8-K reports the
                      financial statements and the pro forma financial statements related to the BFI acquisition.
August 10, 1999       The Company's Current Report on Form 8-K reports the
                      completion of the acquisition of BFI.
September 14, 1999    The Company's Current Report on Form 8-K reports the
                      financial statements and the pro forma financial statements related to the BFI acquisition.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALLIED WASTE INDUSTRIES, INC.

                                          By:     /s/ HENRY L. HIRVELA
                                            ------------------------------------
                                                      Henry L. Hirvela
                                              Vice President & Chief Financial
                                                           Officer
                                               (Principal Financial Officer)

                                          By:     /s/ PETER S. HATHAWAY
                                            ------------------------------------
                                                     Peter S. Hathaway
                                             Vice President & Chief Accounting
                                                           Officer
                                               (Principal Accounting Officer)

Date: November 15, 1999

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          2.1            -- Amended and Restated Agreement and Plan of Reorganization
                            between Allied Waste Industries, Inc. and Rabanco
                            Acquisition Company, Rabanco Acquisition Company Two,
                            Rabanco Acquisition Company Three, Rabanco Acquisition
                            Company Four, Rabanco Acquisition Company Five, Rabanco
                            Acquisition Company Six, Rabanco Acquisition Company
                            Seven, Rabanco Acquisition Company Eight, Rabanco
                            Acquisition Company Nine, Rabanco Acquisition Company
                            Ten, Rabanco Acquisition Company Eleven, and Rabanco
                            Acquisition Company Twelve. Exhibit 2.4 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1998 is incorporated herein by reference.
          2.2            -- Agreement and Plan of Merger dated as of August 10, 1998 by and among Allied Waste Industries, Inc., AWIN II
                            Acquisition Corporation and American Disposal Services,
                            Inc. Exhibit 2 to the Company's Current Report on Form
                            8-K filed August 21, 1998 is incorporated herein by
                            reference.
          2.3            -- Agreement and Plan of Merger dated as of March 7, 1999 by and among Allied Waste Industries, Inc., AWIN I
                            Acquisition Corporation and Browning-Ferris Industries,
                            Inc. Exhibit 2 to the Company's Current Report on Form
                            8-K filed March 16, 1999 is incorporated herein by
                            reference.
          3.1            -- Amended Certificate of Incorporation of the Company
                            (Incorporated herein by reference to Exhibit 3.1 to the
                            Company's Report on Form 10-K for the fiscal year ended
                            December 31, 1996).
          3.2            -- Amended and Restated Bylaws of the Company as of May 13,
                            1997. Exhibit 3.2 to the Company's Report on Form 10-Q
                            for the quarter ended June 30, 1997 is incorporated
                            herein by reference.
          3.3            -- Amendment to Amended Certificate of Incorporation of the
                            Company dated October 15, 1998. Exhibit 3.4 to the
                            Company's Report on Form 10-Q for the quarter ended
                            September 30, 1998 is incorporated herein by reference.
          4.1            -- Specimen certificate for shares of Common Stock par value
                            $.01 per share. Exhibit 4.2 of the Company's Registration
                            Statement on Form S-1 (No. 33-48507) is incorporated
                            herein by reference.
          4.2            -- Indenture relating to the 1996 Notes dated February 28,
                            1997 between the Company and First Trust. Exhibit 4.1 to
                            the Company's Registration Statement on Form S-4 (No.
                            333-22575) is incorporated herein by reference.
          4.3            -- 1991 Incentive Stock Plan of the Company. Exhibit 10.T to
                            the Company's Form 10 dated May 14, 1991, is incorporated
                            herein by reference.
          4.4            -- 1991 Non-Employee Director Stock Plan of the Company.
                            Exhibit 10.U to the Company's Form 10 dated May 14, 1991,
                            is incorporated herein by reference.
          4.5            -- 1993 Incentive Stock Plan of the Company. Exhibit 10.3 to
                            the Company's Registration Statement on Form S-1 (No.
                            33-73110) is incorporated herein by reference.
          4.6            -- 1994 Amended and Restated Non-Employee Director Stock
                            Option Plan of the Company. Exhibit B to the Company's
                            Definitive Proxy Statement in accordance with Schedule
                            14A dated April 28, 1994, is incorporated herein by
                            reference.
          4.7            -- Amendment to the 1994 Amended and Restated Non-Employee
                            Director Stock Option Plan. Exhibit 10.2 to the Company's
                            Quarterly Report on Form 10-Q dated August 10, 1995, is
                            incorporated herein by reference.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          4.8            -- Amended and Restated 1994 Incentive Stock Plan. Exhibit
                            10.1 to the Company's Quarterly Report on Form 10-Q dated
                            May 31, 1996, is incorporated herein by reference.
          4.9            -- Indenture, dated as of May 15, 1997, by and among the
                            Company and First Bank National Association with respect
                            to the Senior Discount Notes and Exchange Notes. Exhibit
                            4.1 to the Company's Registration Statement on Form S-4
                            (No. 333-31231) is incorporated herein by reference.
          4.10           -- Indenture, dated as of December 1, 1996, by and among the
                            Company, the Guarantors and First Bank National
                            Association with respect to the 1996 Notes and Exchange
                            Notes. Exhibit 4.1 to the Company's Registration
                            Statement on Form S-4 (No. 333-22575) is incorporated
                            herein by reference.
          4.11           -- First Supplemental Indenture dated December 30, 1996
                            related to the 1996 Notes. Exhibit 4.2 to the Company's
                            Registration Statement on Form S-4 (No. 333-22575) is
                            incorporated herein by reference.
          4.12           -- Second Supplemental Indenture dated April 30, 1997
                            related to the 1996 Notes. Exhibit 4.3 to the Company's
                            Registration Statement on Form S-4 (No. 333-22575) is
                            incorporated herein by reference.
          4.13           -- Senior Subordinated Guarantee dated as of December 1,
                            1996 related to the 1996 Notes. Exhibit 4.5 to the
                            Company's Registration Statement on Form S-4 (No.
                            333-22575) is incorporated herein by reference.
          4.14           -- Amendment No. 1 to the 1991 Incentive Stock Plan dated
                            November 1, 1996. Exhibit 4.20 to the Company's Annual
                            Report on Form 10-K dated March 31, 1998 is incorporated
                            herein by reference.
          4.15           -- Indenture relating to the 1998 Senior Notes, dated as of
                            December 23, 1998, by and among the Company and U.S. Bank
                            Trust National Association, as Trustee, with respect to
                            the 1998 Senior Notes and Exchange Notes. Exhibit 4.1 to
                            the Company's Registration Statement on Form S-4 (No.
                            333-70709) is incorporated herein by reference.
          4.16           -- Five Year Series Supplement Indenture relating to the
                            1998 Five Year Notes, dated December 23, 1998, among the
                            Company, the Guarantors and the Trustee. Exhibit 4.2 to
                            the Company's Registration Statement on Form S-4 (No.
                            333-70709) is incorporated herein by reference.
          4.17           -- Form of Series B Five Year Notes (included in Exhibit
                            4.22). Exhibit 4.3 to the Company's Registration
                            Statement on Form S-4 (No. 333-70709) is incorporated
                            herein by reference.
          4.18           -- Seven Year Series Supplement Indenture relating to the
                            1998 Seven Year Notes, dated December 23, 1998, among the
                            Company, the Guarantors and the Trustee. Exhibit 4.4 to
                            the Company's Registration Statement on Form S-4 (No.
                            333-70709) is incorporated herein by reference.
          4.19           -- Form of Series B Seven Year Notes (included in Exhibit
                            4.24). Exhibit 4.5 to the Company's Registration
                            Statement on Form S-4 (No. 333-70709) is incorporated
                            herein by reference.
          4.20           -- Ten Year Series Supplement Indenture relating to the 1998
                            Ten Year Notes, dated December 23, 1998, among the
                            Company, the Guarantors and the Trustee. Exhibit 4.6 to
                            the Company's Registration Statement on Form S-4 (No.
                            333-70709) is incorporated herein by reference.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          4.21           -- Form of Series B Ten Year Notes (included in Exhibit
                            4.26). Exhibit 4.7 to the Company's Registration
                            Statement on Form S-4 (No. 333-70709) is incorporated
                            herein by reference.
          4.22           -- Certificate of Designation for Series A Senior
                            Convertible Preferred Stock. Exhibit 4.1 to the Company's
                            current report on Form 8-K dated August 10, 1999, is
                            incorporated herein by reference.
          4.23           -- Certificate of Designation for Series B Junior Preferred
                            Stock. Exhibit 4.2 to the Company's current report on
                            Form 8-K dated August 10, 1999, is incorporated herein by
                            reference.
          4.24           -- First Supplemental Indenture, dated July 30, 1999 among the Company, certain subsidiaries of the Company and U.S.
                            Bank Trust, N.A., as trustee, regarding 10% Senior
                            Subordinated Notes due 2009 of Allied Waste North
                            America, Inc. Exhibit 4.3 to the Company's current report
                            on Form 8-K dated August 10, 1999, is incorporated herein
                            by reference.
         10.1            -- Securities Purchase Agreement dated April 21, 1997
                            between Apollo Investment Fund III, L.P., Apollo Overseas
                            Partners III, L.P., and Apollo (U.K.) Partners III, L.P.;
                            Blackstone Capital Partners II Merchant Banking Fund
                            L.P., Blackstone Offshore Capital Partners II L.P. and
                            Blackstone Family Investment Partnership II L.P.; Laidlaw
                            Inc. and Laidlaw Transportation, Inc.; and Allied Waste
                            Industries, Inc. Exhibit 10.1 to the Company's Report on
                            Form 10-Q for the quarter ended March 31, 1997 is
                            incorporated herein by reference.
         10.2            -- Shareholders Agreement dated as of April 14, 1997 between
                            Allied Waste Industries, Inc. and Apollo Investment Fund
                            III, L.P., Apollo Overseas Partners III, L.P., and Apollo
                            (U.K.) Partners III, L.P.; Blackstone Capital Partners II
                            Merchant Banking Fund L.P., Blackstone Offshore Capital
                            Partners II L.P. and Blackstone Family Investment
                            Partnership II L.P. Exhibit 10.2 to the Company's Report
                            on Form 10-Q for the quarter ended March 31, 1997 is
                            incorporated herein by reference.
         10.3            -- Amended and Restated Shareholders Agreement dated as of
                            April 21, 1997 between Allied Waste Industries, Inc. and
                            Apollo Investment Fund III, L.P., Apollo Overseas
                            Partners III, L.P., and Apollo (U.K.) Partners III, L.P.;
                            Blackstone Capital Partners II Merchant Banking Fund
                            L.P., Blackstone Offshore Capital Partners II L.P. and
                            Blackstone Family Investment Partnership II L.P. Exhibit
                            10.3 to the Company's Report on Form 10-Q for the quarter
                            ended March 31, 1997 is incorporated herein by reference.
         10.4            -- Registration Rights Agreement dated as of April 12, 1997 between Allied Waste Industries, Inc. and Apollo
                            Investment Fund III, L.P., Apollo Overseas Partners III,
                            L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone
                            Capital Partners II Merchant Banking Fund L.P.,
                            Blackstone Offshore Capital Partners II, L.P. and
                            Blackstone Family Investment Partnership II, L.P. Exhibit
                            10.4 to the Company's Report on Form 10-Q for the quarter
                            ended March 31, 1997 is incorporated herein by reference.
         10.5            -- Executive Employment Agreement between the Company and
                            with Henry L. Hirvela dated June 6, 1997. Exhibit 10.2 to
                            the Company's Report on Form 10-Q for the quarter ended
                            June 30, 1997 is incorporated herein by reference.
         10.6            -- Executive Employment Agreement between the Company and
                            with Thomas H. Van Weelden dated January 1, 1999.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.7            -- Executive Employment Agreement between the Company and
                            with Larry D. Henk dated June 6, 1997. Exhibit 10.4 to
                            the Company's Report on Form 10-Q for the quarter ended
                            June 30, 1997 is incorporated herein by reference.
         10.8            -- Executive Employment Agreement between the Company and
                            with Steven M. Helm dated June 6, 1997. Exhibit 10.5 to
                            the Company's Report on Form 10-Q for the quarter ended
                            June 30, 1997 is incorporated herein by reference.
         10.9            -- Executive Employment Agreement between the Company and
                            with Donald W. Slager dated January 1, 1999.
         10.10           -- Executive Employment Agreement between the Company and
                            with Peter S. Hathaway dated June 6, 1997. Exhibit 10.14
                            to the Company's Report on Form 10-K for the year ended
                            December 31, 1997 is incorporated herein by reference.
         10.11           -- Executive Employment Agreement between the Company and
                            with Michael G. Hannon dated June 6, 1997. Exhibit 10.15
                            to the Company's Report on Form 10-K for the year ended
                            December 31, 1997 is incorporated herein by reference.
         10.12           -- Credit Agreement dated as of June 18, 1998 among Allied
                            Waste North America, Inc., Allied Waste Industries, Inc.,
                            certain lenders, Credit Suisse, First Boston and Goldman
                            Sachs Credit Partners L.P., as Co-Syndication Agents,
                            Citibank, N.A., as Issuing Bank and Citicorp USA, Inc.,
                            as Administrative Agent. Exhibit 10.1 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended June
                            30, 1998 is incorporated herein by reference.
         10.13           -- Registration Rights Agreement, dated as of July 30, 1999, by and among the Company, the Guarantors and the initial
                            purchasers, relating to the $2,000,000,000 10% Senior
                            Subordinated Notes due 2009. Exhibit 10.3 to Allied's
                            Current Report on Form 8-K dated August 10, 1999 is
                            incorporated herein by reference.
         10.14           -- Purchase Agreement dated July 27, 1999, by and among the
                            Company, the Guarantors and the initial purchasers, with
                            respect to the $2,000,000,000 10% Senior Subordinated
                            Notes due 2009. Exhibit 10.4 to Allied's Current Report
                            on Form 8-K dated August 10, 1999 is incorporated herein
                            by reference.
         10.15           -- Credit Facility dated as of July 30, 1999. Exhibit 10.1 to the Company's current report on Form 8-K dated August
                            10, 1999, is incorporated herein by reference.
         10.16           -- Second Amended and Restated Shareholders Agreement, dated as of July 30, 1999, between the Company and the
                            purchasers of the Series A Senior Convertible Preferred
                            Stock and related parties. Exhibit 10.2 to the Company's
                            current report on Form 8-K dated August 10, 1999, is
                            incorporated herein by reference.
         10.17           -- Amended and Restated Registration Rights Agreement, dated as of July 30, 1999, between the Company and the
                            purchasers of the Series A Senior Convertible Preferred
                            Stock and related parties. Exhibit 10.3 to the Company's
                            current report on Form 8-K dated August 10, 1999, is
                            incorporated herein by reference.
        *12              -- Ratio of earnings to fixed charges.
        *18              -- Letter regarding change in accounting principles.
        *27              -- Financial Data Schedule for the nine months ended
                            September 30, 1999.
        *27.1            -- Restated Financial Data Schedule for the six months ended
                            June 30, 1999.
        *27.2            -- Restated Financial Data Schedule for the three months
                            ended March 31, 1999.

---------------

*Filed herewith.

     (b) Reports on Form 8-K during the Quarter Ended September 30, 1999.

July 19, 1999         The Company's Current Report on Form 8-K reports the
                      financial statements and the pro forma financial statements related to the BFI acquisition.
August 10, 1999       The Company's Current Report on Form 8-K reports the
                      completion of the acquisition of BFI.
September 14, 1999    The Company's Current Report on Form 8-K reports the
                      financial statements and the pro forma financial statements related to the BFI acquisition.