Form 10-K
period 1999-12-31
ALLIED WASTE INDUSTRIES INC
filed 2000-03-30
CIK 848865

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                     ------
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        ACT OF 1934
                          For the transition period from ____ to ____

                                Commission File Number 0-19285

                          ALLIED WASTE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                    88-0228636
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


   15880 North Greenway-Hayden Loop, Suite 100
               Scottsdale, Arizona                           85260
    (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (480) 627-2700

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class       Name of each exchange on which registered
          -------------------       -----------------------------------------
     Common Stock, $.01 par value             New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No
   -----    ----

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was $646,557,350 as of March 27, 2000.

          The number of shares of the registrant's common stock, $.01 par value, outstanding at March 27, 2000 was 189,010,989.

         The registrant's proxy statement is to be filed in connection with the registrant's 2000 annual meeting of stockholders, portions of which are incorporated by reference into Part III of this report.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                                                  TABLE OF CONTENTS

PART I

     Item 1.      Business...........................................................................................        3

     Item 2.      Properties.........................................................................................       10

     Item 3.      Legal Proceedings..................................................................................       10

     Item 4.      Submission of Matters to a Vote of Security Holders................................................       11




PART II

     Item 5.      Market Price and Dividends on the Common Stock and Related Stockholder Matters.....................       12

     Item 6.      Selected Financial Data............................................................................       14

     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..............       16

     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.........................................       34

     Item 8.      Financial Statements and Supplementary Data........................................................       35

     Item 9.      Changes in and Disagreements on Accounting and Financial Disclosure................................       78




PART III

     Item 10.     Directors and Executive Officers of the Registrant.................................................       78

     Item 11.     Executive Compensation.............................................................................       78

     Item 12.     Security Ownership of Certain Beneficial Owners and Management.....................................       78

     Item 13.     Certain Relationships and Related Transactions.....................................................       78




PART IV

     Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................       78




                  Signatures.........................................................................................       82


                                     PART I

Item 1.       Business

Allied Waste Industries, Inc., a Delaware corporation ("Allied" or "we"), is the second largest, non-hazardous solid waste management company in the United States, and operates as a vertically integrated company that provides collection, transfer, recycling and disposal services for residential, commercial and industrial customers. We serve approximately 9.9 million customers through a network of 340 collection companies, 148 transfer stations, 151 active landfills and 95 recycling facilities within 42 states. We are organized by eight geographic operating regions of the United States: Atlantic, Central, Great Lakes, Midwest, Northeast, Southeast, Southwest and West. We reported revenues of approximately $3.3 billion and approximately $1.6 billion for the years ended December 31, 1999 and 1998, respectively.

On July 30, 1999, we completed the acquisition of Browning-Ferris Industries, Inc. ("BFI") for approximately $7.7 billion of cash and the assumption of approximately $1.9 billion of BFI debt. Prior to the acquisition, BFI was the second largest non-hazardous solid waste company in North America and provided integrated solid waste management services, including residential, commercial and industrial collection, transfer, disposal and recycling. As of the date of acquisition, BFI serviced approximately 7.3 million customers through a network of 221 collection companies, 86 transfer stations, 84 landfills, and 102 recycling facilities and had annual revenues of approximately $4.2 billion.

Industry Trends

Based on industry data, we estimate that the total 1998 revenues of the non-hazardous solid waste industry in the United States were approximately $37 billion. The non-hazardous solid waste industry has traditionally been very fragmented, particularly in the collection segment of the business. Publicly traded companies, municipalities and privately held companies, generated approximately 46%, 33% and 21% of the industry's revenue, respectively. After our acquisition of BFI, the three largest publicly traded companies, Allied, Waste Management, Inc. and Republic Services, Inc., represent a substantial majority of the publicly traded company revenues.

The non-hazardous solid waste industry has undergone cycles of consolidation. We believe that several factors will lead to continuing acquisitions and consolidation in the industry albeit at a slower pace than the last few years. Rising costs, regulatory complexities and increased capital requirements will create opportunities for large integrated public companies that have the requisite management expertise and ready access to capital. The following factors continue to contribute to consolidation within the industry:

1. Subtitle D of the Resource Conservation and Recovery Act of 1976, as amended, ("Subtitle D") and similar state regulations have significantly increased the amount of capital, technical expertise, operating costs and financial assurance obligations required to own and operate solid waste landfills. As a result, many landfill operators that lack the necessary capital or expertise are electing to sell their landfills as an alternative to closing them. Industry data show that, in recent years, the number of landfills in the United States has been decreasing. In 1989 there were approximately 7,500 landfills; by 1992, the number had dropped to 5,000; and in 1997 there were less than 2,500 landfills.

2. As an alternative to funding the changes required by Subtitle D, many municipalities are electing to privatize their municipal solid waste landfill operations. A survey cited in a 1996 industry trade journal indicated that of the 1,600 municipalities surveyed, which collectively represent 80% of the United States population, 11%, 35%, 27% and 22% are considering privatization of solid waste collection services, material recovery facilities, landfill operations and transfer stations, respectively.

3. As a result of heightened sensitivity to environmental conditions in many communities, it is becoming increasingly desirable for solid waste management companies to provide waste recycling programs in addition to conventional collection and disposal services.

These developments, as well as more stringent financial assurance requirements being imposed on solid waste management companies by various municipalities, have increased the amount of capital generally required for solid waste management operations, causing smaller companies that lack the requisite capital to sell their operations to better-capitalized companies.

Generally, revenue growth within the industry has been a function of overall economic and population growth and changing demographics. Industry growth has also been impacted by changes in state and federal regulations supply of and demand for disposal capacity and consumer awareness of environmental matters. While the companies within the industry provide essential services, their revenue growth has been, and will continue to be impacted by changes in general economic and industry specific trends.

Business Strategy

The major components of our business strategy consist of: (1) operating vertically integrated non-hazardous solid waste service businesses with a high rate of waste internalization, by which we mean transferring and disposing of waste we collect at our own landfills; (2) managing these businesses locally with a strong operations focus on customer service; (3) maintaining our market position through internal development and incremental acquisitions; and (4) maintaining the financial capacity, management capabilities and administrative systems and controls to support on-going operations and future growth.

Vertical Integration and Internalization. The vertical integration business model has been and will continue to be the key element of our operating philosophy and growth strategy. The fundamental objective of the vertical integration business model is to control the waste stream from the point of collection through disposal and to achieve a high rate of waste internalization. We have and will continue to build, through acquisitions and other market development initiatives, market specific, vertically integrated operations typically consisting of collection companies, transfer stations, recycling facilities and landfills. Within our markets, we seek to strengthen our competitive position and improve our financial returns by acquiring additional operating assets, typically through "tuck-in" collection company acquisitions. We believe that we can realize competitive advantages and future growth by continuously implementing this strategy across existing and selected new markets in the United States. Our internalization rate, as measured by collection volumes, was approximately 61% in 1999.

Focus on Operations. Decentralized operations and local management characterize our operations-oriented business strategy. We only recruit operating managers with extensive industry experience, usually with significant experience in their geographic markets. Our senior executive management, senior operating management and regional vice presidents currently average approximately 18, 22 and 24 years of industry experience, respectively. By continuing to hire and retain experienced, local market-oriented managers, we believe that we are well positioned to react to changes in our markets and are able to capitalize on growth opportunities.

Achieving a Sustainable Long-Term Growth Rate. With the completion of the BFI acquisition, our focus is on achieving a sustainable rate of long-term growth. Although we will continue to acquire "tuck-in" businesses and may enter selected new markets, we will concentrate on efficiently operating the assets we have accumulated over the last eight years. Therefore, we anticipate future revenue growth will slow to a lower, sustainable rate. This is consistent with the strategic plan we have articulated in the past. We intend to grow primarily through internal development by acquiring privately owned solid waste companies. We also intend to take selective advantage of opportunities when government entities privatize the operation of all or part of their solid waste systems. In addition, we seek to achieve broad geographic diversification in our operations and market development activities. Our revenue mix for 1999 was approximately 61% collection, 25% disposal, 6% transfer, 5% recycling and 3% other.

Maintaining Capacity for Future Growth. We seek to implement our business strategy by maintaining effective internal controls, experienced management and sufficient financial capacity. While we expect operating cash flows to fund most of our working capital and capital expenditure requirements, we intend to access the public and private capital markets, as appropriate, to fund our continuing growth and market development activities.

Operations

Collection. Collection operations involve collecting and transporting non-hazardous waste from the point of generation to the transfer station or the site of disposal. We generally provide solid waste collection under the following two primary types of arrangements, depending on the customer being served.

         Commercial. We provide containerized non-hazardous solid waste disposal services to a wide variety of commercial and industrial customers. We provide these customers with containers that are designed to be lifted mechanically and either emptied into a collection vehicle's compaction hopper or, in the case of roll-off containers, to be loaded onto the collection vehicle. Our commercial containers generally range in size from one to eight cubic yards and our roll-off containers generally range in size from 20 to 40 cubic yards. Contracts for roll-off containers may provide for temporary (such as the removal of waste from a construction site) or ongoing services. We determine fees relating to those contracts by general competitive and prevailing local economic conditions and considerations such as collection frequency, type of equipment furnished, distance traveled to the disposal site, the cost of disposal and the type and volume or weight of the waste collected.

         Residential. We perform residential collection services under individual monthly subscriptions directly to households or under contracts with municipal governments that give us exclusive rights to service all or a portion of the homes in the municipalities at established rates. We seek to obtain municipal contracts that enhance the efficiency and profitability of our operations as a result of the density of collection customers within a given area. At the end of the term of most municipal contracts, we will attempt to renegotiate the contract, and if unable to do so, will re-bid the contract on a sealed bid basis. We also make residential collection service arrangements with households directly with the customer. We seek to enter into residential service arrangements where the route density is high, thereby creating additional economic benefit. We set collection fees based on general competitive and prevailing local economic conditions and other considerations such as collection frequency, the type and volume or weight of the waste collected, the distance to the disposal facility, and cost of disposal. Residential collection fees are either paid by the municipalities out of tax revenues or service charges or are paid directly by the residents who receive the service.

Transfer  Stations.  A  transfer  station  is a facility  where  solid  waste is received from third-party and company owned collection vehicles and then transferred to and compacted in large, specially constructed trailers for transportation to disposal facilities. This consolidation reduces costs by increasing the density of the waste being transported through compaction and by improving utilization of collection personnel and equipment, and is an increasingly common procedure in the solid waste management industry. We generally base fees upon such factors as the type and volume or weight of the waste transferred and the transport distance involved. We believe that as increased regulations and public pressure restrict the development of landfills in urban and suburban areas, transfer stations will increasingly be used as an efficient means to transport waste over longer distances to available landfills.

Landfills. Solid waste landfills are the primary method of disposal of solid waste in the United States. Currently, a landfill must be designed, permitted, operated and closed in compliance with federal, state and local regulations pursuant to Subtitle D. Operating procedures include excavation, continuous spreading and compacting of waste, and covering of waste with earth or other inert material. Disposal fees and the cost of transferring solid waste to the disposal facility places an economic restriction on the geographic scope of landfill operations in a particular market. Access to a disposal facility, such as a landfill, is necessary for all solid waste management companies. While access to disposal facilities owned or operated by unaffiliated parties can generally be obtained, we prefer, in keeping with our business strategy, to own or operate our own disposal facilities. This ensures access on favorable terms and allows us to internalize disposal fees.

Recycling. We include recycling as a component of our vertically integrated solid waste business strategy. Services include curbside collection of recyclable materials for residential customers, commercial and industrial
collection  of  recyclable  materials,   and,  to  a  lesser  extent,   material
recovery/waste reduction. We generally charge recycling fees based on the service sought by the customer. The customer pays for the cost of removing, processing and disposing of potentially recyclable materials. In most cases, we receive mixed waste materials at a materials recovery facility, which is often integrated into, or contiguous to, a transfer operation. At the facility, we sort, separate, accumulate, bind or place in a container and ready for transportation materials such as paper, cardboard, plastic, aluminum and other metals. The purchaser generally pays for the materials based on fluctuating spot-market prices. We dispose of material, for which there is no market or for which the market price is insufficient to warrant processing, at a landfill or other disposal facility. We seek to avoid exposure to fluctuating commodity prices by passing through substantially all of the profit or loss from the sale of recyclables to customers. We also engage in organic materials recycling and/or disposal and other alternative energy concepts such as biomass fuels.

Organization, Marketing and Sales

Our management philosophy utilizes a decentralized business model. We believe that this method is best suited to maximize the opportunities in each market that we operate in and has largely contributed to our success.

We implement this philosophy through a regional and district infrastructure. We have organized our operations into eight regions: Atlantic, Central, Great Lakes, Midwest, Northeast, Southeast, Southwest and West. Consistent with the vertical integration model, each region is organized into several operating districts and each district comprises specific site operations. Each of our regions and substantially all of our districts include collection, transfer, recycling and disposal services, which facilitates efficient and cost effective waste handling and allows the districts to maximize the internalization of waste.

The districts consist of a collection of stand-alone companies usually operating as a vertically integrated operation within a common marketplace. These districts range in size from approximately $50 million in revenue to approximately $250 million in revenue. Each district reports to a regional office. Each regional office has approximately six districts under its management.

A regional vice president supported by a staff including a regional controller manages each region. All regional vice presidents and most regional controllers have significant industry experience (in the case of regional vice presidents, an average of 24 years of experience). Most regional offices are located in a district facility in order to reduce overhead costs and to promote a close working relationship between the regional management and field operations personnel. In addition, we generally make it a practice to fill operating management positions from within the organization.

We also align the responsibilities of our field management with the vertical integration model. All regional managers and generally most district managers have responsibility for all phases of the vertical integration model including collection, transfer, recycling and disposal. Regional management also has responsibility for increasing regional revenues through both acquisition and internal development initiatives. We believe that this approach promotes the most efficient handling of waste by increasing internalization and results in reduced costs and increased profits. In addition to base salary, we compensate regional and district management through a bonus program and stock option plan. Compensation pursuant to the bonus and stock option plans is largely contingent upon meeting or exceeding various goals in the manager's geographic area of responsibility.

Each of our districts has staff responsible for sales and marketing. Our policy is to periodically visit each commercial account to ensure customer satisfaction and to sell additional services. In addition to calling on existing customers, each salesperson calls upon potential customers within a defined area in each market.

In addition, we have a municipal marketing coordinator in most service areas, who is responsible for communicating with each municipality or community to which we provide residential service to ensure customer satisfaction. Additionally, the municipal coordinators organize and handle bids for renewal and new municipal contracts in their service area.

Competition

The non-hazardous waste collection and disposal industry is highly competitive. The industry is currently comprised of three national waste companies: Allied, Waste Management, Inc. and Republic Services, Inc. We also compete with local and regional companies of varying sizes and competitive resources and with those counties and municipalities that maintain their own waste collection or disposal operations. These counties and municipalities may have financial advantages through their access to tax revenues and tax-exempt financing and their ability to mandate the disposal of waste collected within the jurisdiction at a municipal landfill or incineration facility. We may also experience competition from companies using alternative methods of managing solid waste streams, such as incineration.

The solid waste collection and disposal industry is continuing to undergo consolidation and we encounter competition through pricing and service and in our efforts to acquire landfills and collection operations. Accordingly, it may become uneconomical for us to make further acquisitions or we may be unable to locate or acquire suitable acquisition candidates at price levels and on terms and conditions that we consider appropriate, particularly in markets we do not already serve.

Environmental and Other Regulations

We are subject to extensive and evolving environmental laws and regulations. The Environmental Protection Agency, (the "EPA") and various other federal, state and local environmental, zoning, health and safety agencies administer the regulations. Many of these agencies periodically examine our operations to monitor compliance with such laws and regulations. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil or criminal penalties in case of violations. We believe that regulation of the waste industry will continue to evolve and we will adapt to such future regulatory requirements to ensure compliance.

Our operation of landfills subjects us to certain operational, monitoring, site maintenance, closure, post-closure and other obligations which could give rise to increased costs for compliance and corrective measures. In connection with our acquisition and continued operation of existing landfills, we must often spend considerable time, effort and money to obtain permits required to increase the capacity of these landfills. We cannot definitively predict whether or not we will be able to obtain the governmental approvals necessary to establish new or expand existing landfills.

Our operations are subject to extensive regulation, principally under the following federal statutes:

     The Resource Conservation and Recovery Act of 1976 ("RCRA"), as amended. RCRA regulates the handling, transportation and disposal of hazardous and non-hazardous wastes and delegates authority to states to develop programs to ensure the safe disposal of solid wastes. On October 9, 1991, the EPA promulgated Solid Waste Disposal Facility Criteria for non-hazardous solid waste landfills under Subtitle D. Subtitle D includes location standards, facility design and operating criteria, closure and post-closure requirements, financial assurance standards and groundwater monitoring as well as corrective action standards, many of which had not commonly been in place or enforced previously at landfills. Subtitle D applies to all solid waste landfill cells that received waste after October 9, 1991, and, with limited exceptions, required all landfills to meet these requirements by October 9, 1993. Subtitle D required landfills that were not in compliance with the requirements of Subtitle D on the applicable date of implementation, which varied state by state, to close. In addition, landfills that stopped receiving waste before October 9, 1993 were not required to comply with the final cover provisions of Subtitle D. Each state must comply with Subtitle D and was required to submit a permit program designed to implement Subtitle D to the EPA for approval by April 9, 1993. States may impose requirements for landfill units that are more stringent than the requirements of Subtitle D. Once a state has an approved program, it must review all existing landfill permits to ensure that they comply with Subtitle D.

     The Federal Water Pollution Control Act of 1972 (the "Clean Water Act"), as amended. This act establishes rules regulating the discharge of pollutants into streams and other waters of the United States (as defined in the Clean Water Act) from a variety of sources, including solid waste disposal sites. If runoff from our landfills or transfer stations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. The EPA has expanded the permit program to include storm water discharges from landfills that receive, or in the past received, industrial waste. In addition, if development may alter or affect "wetlands," we may have to obtain a permit and undertake certain mitigation measures before development may begin. This requirement is likely to affect the construction or expansion of many solid waste disposal sites, including some we own or are developing.

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), as amended. CERCLA addresses problems created by the release or threatened release of hazardous substances (as defined in CERCLA) into the environment. CERCLA's primary mechanism for achieving remediation of such problems is to impose strict, joint and several liability for cleanup of disposal sites on current owners and operators of the site, former site owners and operators at the time of disposal, and parties who arranged for disposal at the facility (i.e. generators of the waste and transporters who select the disposal site). The costs of a CERCLA cleanup can be substantial. Liability under CERCLA is not dependent on the existence or disposal of "hazardous wastes" (as defined under RCRA), but can also be founded on the existence of even minute amounts of the more than 700 "hazardous substances" listed by the EPA.

     The Clean Air Act of 1970 (the "Clean Air Act"), as amended. The Clean Air Act provides for increased federal, state and local regulation of the emission of air pollutants. The EPA has applied the Clean Air Act to landfills. In March 1996, the EPA adopted New Source Performance Standard and Emission Guidelines (the "Emission Guidelines") for municipal solid waste landfills. These regulations impose limits on air emissions from solid waste landfills. The Emission Guidelines propose two sets of emissions standards, one of which is applicable to all solid waste landfills for which construction, reconstruction or modification was commenced before May 30, 1991. The other applies to all municipal solid waste landfills for which construction, reconstruction or modification was commenced on or after May 30, 1991. The Emission Guidelines may be implemented by the states after the EPA approves the individual state's program. These guidelines, combined with the new permitting programs established under the recent Clean Air Act amendments, will likely subject solid waste landfills to significant new permitting requirements and, in some instances, require installation of methane gas recovery systems to reduce emissions to allowable limits.

     The Occupational Safety and Health Act of 1970 ("OSHA"), as amended. OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various record keeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards, safety in excavation and demolition work, and the handling of asbestos, may apply to our operations.

Future Federal Legislation. In the future, our collection, transfer and landfill operations may also be affected by legislation that may be proposed in the United States Congress that would authorize the states to enact legislation governing interstate shipments of waste. Such proposed federal legislation may allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states, under certain circumstances, to reduce the amounts of waste exported to other states. If this or similar legislation is enacted, states in which we operate landfills could act to limit or prohibit the importation of out-of-state waste. Such state actions could adversely affect landfills within these states that receive a significant portion of waste originating from out-of-state. Our collection, transfer and landfill operations may also be affected by "flow control" legislation, which may be proposed in the United States Congress. This proposed federal legislation may allow states and local governments to direct waste generated within their jurisdiction to a specific facility for disposal or processing. If this or similar legislation is enacted, state or local governments with jurisdiction over our landfills could act to limit or prohibit disposal or processing of waste in our landfills.

State Regulation. Each state in which we operate has laws and regulations governing solid waste disposal and water and air pollution and, in most cases, regulations governing the design, operation, maintenance and closure of landfills and transfer stations. We believe that several states have proposed or have considered adopting legislation that would regulate the interstate transportation and disposal of waste in their landfills. Many states have also adopted legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling.

Our collection and landfill operations may be affected by the current trend toward laws requiring the development of waste reduction and recycling programs. For example, a number of states have recently enacted laws that will require counties to adopt comprehensive plans to reduce, through waste planning, composting and recycling or other programs, the volume of solid waste deposited in landfills within the next few years. A number of states have also taken or propose to take steps to ban or otherwise limit the disposal of certain wastes, such as yard wastes, beverage containers, newspapers, unshredded tires, lead-acid batteries and household appliances into landfills.

In connection with acquiring companies, we engage independent environmental consulting firms to assist in conducting environmental assessments of the real property of companies acquired or leased from third parties. Through this process, we identified a number of contaminated landfills and other properties that require us to incur costs for incremental closure and post-closure measures, remediation activities and litigation costs in the future. We recorded a provision of $267.0 million and $41.1 million for environmental matters in our 1999 and 1998 statement of operations, respectively. These costs primarily related to matters associated with acquired companies prior to their acquisition. We expect these amounts to be disbursed over the next 30 years.

We have implemented and will continue to implement our own environmental safeguards that seek to comply with or exceed these governmental requirements. Additionally, our policy is to obtain an environmental assessment prepared by an independent environmental consulting firm or from our internal engineers for all real estate acquired or leased. For calendar year 2000, we expect to spend approximately $135 million for closure, post-closure and remediation expenditures.

Liability Insurance and Bonding

We carry general liability, comprehensive property damage, workers' compensation, employer's liability, directors' and officers' liability, environmental impairment liability and other coverages we believe are customary to the industry. Except as discussed in Legal Proceedings below, management does not expect the impact of any known casualty, property, environmental insurance or other contingencies to be material to our consolidated liquidity, financial position or results of operations.

We are required to provide certain financial assurances to governmental agencies under applicable environmental regulations relating to our landfill and collection operations. These financial assurances include performance bonds, letters of credit, insurance contracts and trust deposits required principally to secure our estimated landfill closure and post-closure obligations and collection contracts. We expect to be required to provide approximately $1.5 billion in financial assurance obligations relating to our landfill operations by the end of fiscal year 2000. We expect that financial assurances will increase in the future as we acquire and expand our activities and that a greater percentage of the financial assurances will be comprised, directly and indirectly, of letters of credit.

Employees

We employ approximately 32,500 persons. Certain of our employees are covered by collective bargaining agreements. We believe relations with our employees are satisfactory.

Item 2. Properties

Our principal executive offices are located at 15880 N. Greenway-Hayden Loop, Suite 100, Scottsdale, Arizona 85260 where we currently lease approximately 42,500 square feet of office space. We currently maintain regional administrative offices in Arizona, Illinois, Indiana, Missouri, Georgia, South Carolina, Colorado and Massachusetts.

Our principal property and equipment consists of land (primarily landfill sites, transfer stations, and bases for collection operations), buildings, and vehicles and equipment, substantially all of which are secured by liens to our primary lenders. We own or lease real property in the states in which we are doing business. At December 31, 1999, we owned and operated 151 active solid waste landfills, aggregating approximately 64,117 total acres, including approximately 22,723 permitted acres. In addition, we own or operate 340 collection companies, 148 transfer stations and 95 recycling facilities.

Item 3. Legal Proceedings

We are currently involved in certain routine litigation. We believe that all such litigation arose in the ordinary course of business and that costs of settlements or judgments arising from such suits will not have a materially adverse effect on our consolidated liquidity, financial position or results of operations.

Federal, state and local provisions that relate to the protection of the environment regulate our business. The nature of our business results in us frequently becoming a party to judicial or administrative proceedings involving governmental authorities and other interested parties. At December 31, 1999, we were not involved in any such proceedings where we believe sanctions imposed by governmental authorities may exceed $100,000 or which we believe will have a material effect on our consolidated liquidity or results of operations. From time to time, we may also be subject to actions brought by citizens' groups, adjacent landowners or others in connection with the permitting and licensing of our landfills or transfer stations, or alleging personal injury, environmental damage or violations of the permits and licenses pursuant to which we operate.

We have been notified that we are considered a potentially responsible party at a number of sites under CERCLA or other environmental laws. We continually review our status with respect to each site, taking into account the alleged connection to the site and the extent of the contribution to the volume of waste at the site, the available evidence connecting the entity to that site and the number and financial soundness of other potentially responsible parties at the site. The ultimate amounts for environmental liabilities at sites where we may be a potentially responsible party cannot be determined and estimates of such liabilities made by us, after consultation with our independent environmental engineers, require assumptions about future events subject to a number of uncertainties, including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessments to date, the recorded liabilities are periodically evaluated, as additional information becomes available, to ascertain that the accrued liabilities are adequate. We have determined that the recorded liability for environmental matters as of December 31, 1999 of approximately $478.2 million represents the most probable outcome of these contingent matters. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

On November 17,1999, we held a special stockholders meeting. The holders of Common Stock (as defined in Item 5) and the Series A Senior Convertible Preferred Stock collectively representing 200,518,096 shares were present in person or represented by proxy at the meeting. At the meeting, the stockholders took the following actions:

                                                                    Number of          Number of          Number of
                                                                      Votes          Votes Against          Votes
                                                                       For                                Withheld
                                                                 ----------------    --------------     --------------

Authorization of the issuance of common stock upon
  conversion of the Series A Senior Convertible
  Preferred Stock......................................            196,013,940         3,777,431           726,725

Authorization to increase the maximum number of
  shares of common stock under the 1991 Incentive
  Stock Plan...........................................            173,595,417        26,047,120           875,559


                                     PART II

Item 5. Market Price and Dividends on the Common Stock and Related Stockholder Matters

Price Range of Common Stock

The Common Stock (as defined below) is traded on the New York Stock Exchange under the symbol "AW". Prior to December 30, 1998, the Common Stock was traded on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol "AWIN." The high and low sales prices per share for the periods indicated were as follows:


                                                                                       High                 Low
                                                                                  ----------------     ---------------
Year Ended December 31, 1998:
First Quarter.............................................................               25 7/8             19 1/2
Second Quarter............................................................               28 7/8             23 3/8
Third Quarter.............................................................               31 5/8             18
Fourth Quarter............................................................               24 1/8             16 1/8

Year Ended December 31, 1999:
First Quarter.............................................................               24 1/16            12 3/4
Second Quarter............................................................               20                 13 1/8
Third Quarter.............................................................               20 5/8             11 1/16
Fourth Quarter............................................................               11 15/16           6 1/2

As of March 27, 2000, there were approximately 742 holders of record of our Common Stock.

Dividend Policy

We have not paid dividends on our common stock, $0.01 par value (the "Common Stock"), do not anticipate paying any dividends thereon in the foreseeable future and are prohibited under the terms of our long-term indebtedness from paying such dividends.

Recent Sales of Unregistered Securities

The following table reflects sales of our unregistered securities during the fiscal year ended December 31, 1999. Except as otherwise disclosed, the issuances of the securities sold in the transactions referenced below were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemptions contemplated in Section 4(2), Rule 144A, Regulation S and Section 3(a)(9) thereof, or Regulation D thereunder, for transactions not involving a public offering. The consideration we received in respect of each issuance was cash, unless otherwise indicated.


                            Number of Shares
                             or Principal
    Description/Date           Amount                 Consideration                       Underwriters and Other Purchasers
-------------------------  ------------------     ----------------------      ------------------------------------------------------

Common Stock

July 26, 1999                        125,000           $     625,000          Equus II Incorporated (exercise of expiring warrant)
September 9, 1999                     29,104                 262,500          Ben Ipema (cashless exercise of expiring warrant)
November 29, 1999                     33,750                 315,000          Lee Brandsma (cashless exercise of expiring warrant)
November 29, 1999                     35,415                 315,000          Larry Groot (cashless exercise of expiring warrant)
November 29, 1999                      2,951                  26,250          John Garrity (cashless exercise of expiring warrant)

Notes

July 30, 1999                 $2,000,000,000      $  1,993,360,000(1)         1999 Notes(2) due 2009

Preferred Stock

July 30, 1999                     1,000,000       $  1,000,000,000            Series A Senior Convertible Preferred Stock(3)

(1)     The 1999 Notes (as defined herein) were issued at a discounted price to investors of 99.668%.

(2)     The 1999 Notes were subsequently exchanged for registered senior notes on January 28, 2000.

(3) The shares of Series A Senior Convertible Preferred Stock were sold for $1.0 billion in cash, as part of our financing of our acquisition of BFI on July 30, 1999 to investors led by affiliates of, and persons related to, Apollo Advisors II, L.P. or Blackstone Capital Partners II Merchant Banking Fund L.P. Reference is made to our proxy statement for our 2000 annual meeting of stockholders, which is incorporated herein by reference, for additional information relating to the purchasers of these shares. Shares of Series A Convertible Preferred Stock are convertible, at the option of the holders, into shares of our common stock. The conversion price is $18.00 per share and the number of shares into which the holders of the Series A Convertible Preferred Stock may convert their shares is obtained by dividing the liquidation preference of the preferred stock, which increases at an annual rate of 6.5% compounded quarterly, until we pay cash dividends on this stock, plus accrued and unpaid dividends by $18.00 subject to customary antidilution adjustments. As of December 31, 1999, the 1,000,000 preferred shares were convertible into 57,099,364 shares of our common stock.

Item 6. Selected Financial Data

The selected financial data presented below as of and for the five years ended December 31, 1999 are derived from our Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected financial data as of December 31, 1995 is derived from our Consolidated Financial Statements, which have not been audited subsequent to being restated for business combinations accounted for as pooling-of-interests consummated in 1998. See Note 2 to our Consolidated Financial Statements. These selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the notes thereto, included elsewhere herein.
(All amounts are in thousands, except per share amounts and percentages.)


                                           1999               1998                1997                1996              1995
                                      ---------------    ----------------    ----------------    ----------------  ----------------
Statement of Operations Data:

Revenues............................  $    3,341,071     $     1,575,612     $     1,340,661     $       619,548   $       580,784
Cost of operations..................       1,948,964             892,273             777,289             386,001           366,980
Selling, general and administrative
  expenses..........................         231,366             155,835             177,396             102,416            97,031
Depreciation and amortization.......         273,368             149,260             131,658              63,638            50,398
Goodwill amortization...............         110,726              30,705              26,580               4,185             5,016
Acquisition related and unusual
  costs(1)..........................         588,855             317,616               3,934              96,508             1,531
                                      ---------------    ----------------    ----------------    ----------------  ----------------
  Operating income (loss)...........         187,792              29,923             223,804            (33,200)            59,828
Equity in earnings of unconsolidated
  affiliates........................        (20,785)                  --                  --                  --                --
Interest income.....................         (7,212)             (4,030)             (1,765)             (2,479)             (735)
Interest expense....................         443,044              88,431             108,045              21,347            20,443
                                      ---------------    ----------------    ----------------    ----------------  ----------------
  Income (loss) before income taxes.       (227,255)            (54,478)             117,524            (52,068)            40,120
Income tax expense (benefit)........         (8,756)              43,773              40,277                 354            10,904
Minority interest...................           2,751                  --                  --                  --                --
                                      ---------------    ----------------    ----------------    ----------------  ----------------
  Income (loss) before extraordinary
  losses and cumulative effect of
  change in accounting principle....       (221,250)            (98,251)              77,247            (52,422)            29,216
Extraordinary losses, net of income
  tax benefit(2)....................           3,223             124,801              53,205              13,887               908
Cumulative effect of change in
  accounting principle, net of income
  tax benefit(3)....................          64,255                  --                  --                  --                --
                                      ---------------    ----------------    ----------------    ----------------  ----------------
  Net income (loss).................       (288,728)           (223,052)              24,042            (66,309)            28,308
Dividends on preferred stock........          27,789                  --                 381               1,073             4,070
Conversion fee on equity securities
  converted(4)......................              --                  --                  --                  --             2,151
                                      ---------------    ----------------    ----------------    ----------------  ----------------
  Net income (loss) available to
  common shareholders...............  $    (316,517)     $     (223,052)     $        23,661     $      (67,382)   $        22,087
                                      ===============    ================    ================    ================  ================
Basic EPS:
Income (loss) available to
  common shareholders before
  extraordinary losses and
  cumulative effect of change in
  accounting principle..............  $       (1.33)     $        (0.54)     $          0.47     $        (0.40)   $          0.21
Extraordinary losses, net of income
  tax benefit.......................          (0.02)              (0.68)              (0.33)              (0.11)            (0.01)
Cumulative effect of change in
  accounting principle, net of income
  tax benefit.......................          (0.34)                  --                  --                  --                --

                                      ---------------    ----------------    ----------------    ----------------  ----------------
Net income (loss) available to
  common shareholders...............  $       (1.69)     $        (1.22)     $          0.14     $        (0.51)   $          0.20

                                      ===============     ================   ================    ================  ================
Weighted average common shares......         187,801             182,796             164,888             132,967           112,162
                                      ===============    ================    ================    ================  ================

                                           1999                 1998                1997                1996              1995
                                      ---------------      ----------------    ---------------     ---------------   ---------------
Diluted EPS:
Income (loss) available to
  common shareholders before
  extraordinary losses and
  cumulative effect of change in
  accounting principle..............  $       (1.33)       $        (0.54)     $         0.44      $        (0.40)   $         0.20
Extraordinary loss, net of income
  tax benefit.......................          (0.02)                (0.68)             (0.30)               (0.11)           (0.01)
Cumulative effect of change in
  accounting principle, net of income
  tax benefit.......................          (0.34)                    --                 --                   --               --

                                      ---------------      ----------------    ---------------     ---------------   ---------------
Net income (loss) available to
  common shareholders...............  $       (1.69)       $        (1.22)     $         0.14      $        (0.51)   $         0.19
                                      ===============      ================    ===============     ===============   ===============
Weighted average common and
  common equivalent shares..........         187,801               182,796            172,958              132,967          115,903
                                      ===============      ================    ===============     ===============   ===============
Pro forma amounts, assuming the
change in accounting principle is
  applied retroactively:
Net income (loss) available to
  common shareholders...............                             (256,265)              5,085             (73,909)           16,147
Diluted earnings (loss) per share...                                (1.40)               0.03               (0.56)             0.14


Balance Sheet Data:

                                                                               December 31,
                                      ---------------------------------------------------------------------------------------------
                                           1999                 1998                1997                1996              1995
                                      ---------------      ----------------    ---------------     ---------------   ---------------
Cash and cash equivalents...........  $      121,405       $        39,742     $       33,320      $        70,015   $       26,038
Working capital (deficit)...........       (381,077)                45,031           (75,054)               26,410         (47,211)
Property and equipment, net.........       3,738,388             1,776,025          1,583,133              932,110          497,284
Goodwill, net.......................       8,238,929             1,327,470          1,082,750              888,648           90,301
Total assets........................      14,963,101             3,752,592          3,073,820            2,662,200          763,979
Long-term debt, less current
  portion...........................       9,240,291             2,118,927          1,492,360            1,283,327          304,114
Stockholders' equity including
  Preferred Stock...................       1,639,555               930,074            962,465              385,218          223,333
Long-term debt to total
  capitalization(5).................             85%                   69%                61%                  77%              58%

(1) Acquisition related and unusual costs relate to management's changes in strategic plans and restructuring resulting from acquisitions. The charges primarily consist of transaction or deal costs, employee severance and transition costs, changes in estimates relating to environmental, legal matters and regulatory compliance, restructuring costs related to the consolidation or relocation of operations, costs for the abandonment or sale of non-revenue producing assets, provisions for losses on contractual obligations, and asset impairments.

(2)     The  extraordinary  losses were  incurred as a result of premiums  paid
        for the early  extinguishment  of debt  and  the write-off  of   related
        deferred debt issue costs.

(3) During the third quarter of 1999, we changed our method of accounting for capitalized interest. According to generally accepted accounting principles, this change is applied from the beginning of 1999. A charge for the cumulative effect of the change in accounting principle of $106.2 million ($64.3 million net of income taxes) was recorded effective January 1, 1999.

(4) A non-cash conversion fee of $2.2 million was incurred in the fourth quarter of 1995 as a result of an inducement to holders of certain convertible preferred stock and convertible subordinated notes to exercise their conversion option to receive our common stock.

(5) At December 31, 1999, the long-term debt to total capitalization excluding the Preferred Stock is 94%.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein.

Introduction

We have experienced significant growth, primarily resulting from the acquisition of solid waste businesses. Since January 1, 1993, we have completed 225 acquisitions including 55 acquisitions in 1999. Our Consolidated Financial Statements have been restated to reflect the acquisition of companies accounted for using the pooling-of-interests method for business combinations in 1997 and 1998. The results of operations for the acquisitions accounted for under the purchase method for business combinations are included in our financial statements only from the applicable date of acquisition. As a result, we believe our historical results of operations for the periods presented are not directly comparable to our current results of operations.

In June 1998, we acquired the Rabanco Companies ("Rabanco") in a transaction accounted for using the pooling-of-interests method for business combinations. Rabanco provided solid waste collection, recycling, transportation and disposal services in the Pacific Northwest and generated annual revenue of approximately $160 million, excluding the effects of the internalization of waste volumes.

In August 1998, we acquired Illinois Recycling Services, Inc. and its affiliates ("Illinois Recycling") in a transaction accounted for using the pooling-of-interests method for business combinations. Illinois Recycling provided solid waste collection, recycling and transportation services primarily in the Chicago metropolitan area and northern Indiana and generated annual revenue of approximately $80 million, excluding the effects of the internalization of waste volumes.

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

In December 1998, we completed a private offering of an aggregate of $1.7 billion of senior notes. The proceeds were used to retire indebtedness and leases and for general corporate purposes.

On July 30, 1999, we completed the acquisition of BFI in a transaction accounted for as a purchase. As a result of the acquisition, each share of BFI common stock was converted into the right to receive $45 in cash. Including assumed and refinanced debt, the cost of acquiring BFI was approximately $9.6 billion. Financing for the acquisition was obtained from draws of $4.7 billion from credit facilities with a capacity of $7.1 billion (the "1999 Credit Facility"), the sale of $1.0 billion of newly issued senior convertible preferred stock (the "Preferred Stock") and the sale of $2.0 billion of 10% Senior Subordinated Notes due 2009 (the "1999 Notes"). With the completion of the acquisition of BFI, we operate in 42 states and serve approximately 9.9 million commercial and residential customers from a base of assets including 151 active landfills, 148 transfer stations, 95 recycling facilities and 340 collection companies.

In connection with the acquisition of BFI, we initiated an asset divestiture program, whereby we would sell, for cash or through simultaneous buy and sell transactions, certain non-core assets that do not fit with our vertical integration operating strategy. The net proceeds from this initiative are expected to generate approximately $1.6 billion (net of approximately $150 million of tax). As of December 31, 1999, we had completed divestitures, which generated $926 million of proceeds and were comprised of the sale of the shares of SITA, S.A., the sale of the BFI medical waste operations and the sale of certain non-core, non-integrated assets.

Additionally, we have entered into various agreements to divest of BFI's Canadian operations, BFI Gas Services and other non-core, non-integrated assets, which are expected to generate approximately $892 million of proceeds. These divestitures are recorded as "Assets Held for Sale" in the Consolidated Financial Statements as of December 31, 1999 and are expected to be completed during 2000. In connection with the sale of these identified assets, we anticipate entering into definitive agreements to acquire certain assets which would further integrate existing markets. We anticipate spending approximately $575 million on such acquisitions during 2000.

We also intend to divest other non-core assets during 2000 which we would anticipate generating approximately $535 million of proceeds. These assets have not been specifically identified and approved for sale by management and the board of directors and are not classified as Assets Held for Sale at December 31, 1999.

As of February 22, 2000, we had completed the sales of assets subsequent to year end for approximately $137 million and acquired assets for approximately $107 million, which were pending as noted above.

Status of Integration of BFI. In connection with the acquisition of BFI on July 30, 1999, we anticipated annual cost savings of approximately $360 million by the end of 2000 resulting from corporate and field SG&A savings, operations labor cost savings, market cost savings and asset buy and sell agreements. As of December 31, 1999, we had achieved approximately $335 million in annual cost savings through headcount reductions of approximately 2,900 employees, the closure of 51 facilities, 96 route rationalizations and other cost savings. Internalization increased from 57% at the time of the acquisition to 61% at December 31, 1999. The remaining $25 million of cost savings is expected to be achieved in 2000 in connection with the completion of the divestiture initiative, which includes asset buy and sell agreements.

Additionally, as of December 31, 1999, we have completed the management information systems conversions from BFI's systems to Allied's systems for financial reporting, payroll, fixed assets and maintenance tracking. Subsequent to December 31, 1999, we completed the conversion of the general ledger and accounts payable from BFI's SAP system to Allied's system. We have not experienced any significant operational, accounting or reporting issues related to these conversions.

Accounting Policies. Subsequent to the acquisition of BFI, we evaluated our capitalized interest policy to assess the methodology of the calculation with the change in the business strategy resulting from the acquisition. Under the new methodology, the area of the landfill under development is defined as only the portion of the permitted acreage currently undergoing active cell development. The costs upon which interest is capitalized continue to include the actual acquisition, permitting and construction costs incurred for cell development. Consistent with the prior policy, as construction of an area is completed and the area becomes available for use, the cell no longer qualifies for interest capitalization. The adoption of this method, which was accounted for as a change in accounting principle, reflects the change in our operating strategy as a result of the BFI acquisition. The impact of the change in accounting principle was a cumulative charge in 1999 of approximately $64.3 million, net of related income tax benefit.

General

Revenues. Our revenues are attributable primarily to fees charged to customers for waste collection, transfer, recycling and disposal services. We generally provide collection services under direct agreements with our customers or pursuant to contracts with municipalities. Commercial and municipal contract terms, generally range from one to five years and commonly have automatic renewal options. Our landfill operations include both company-owned landfills and those operated for municipalities for a fee. In each geographic region in which we are located, we provide collection, transfer and disposal services. The following tables show for the periods indicated the percentage of our total reported revenues attributable to services provided and revenues attributable to geographic regions. The data below has been restated to give effect to acquisitions that were accounted for using the pooling-of-interests method for business combinations.


                                                                                Year Ended December 31,
                                                                        -----------------------------------------
                                                                          1999          1998         1997
                                                                        ---------     ---------     --------
Collection(1)......................................................        60.7   %      55.7   %      57.2  %
Transfer...........................................................        5.6           7.1            6.7
Landfill(1)........................................................        25.3          29.9          26.4
Other..............................................................        8.4           7.3            9.7
                                                                        ---------     ---------     --------
  Total revenues...................................................        100.0  %      100.0  %     100.0  %
                                                                        =========     =========     ========


                                                                                Year Ended December 31,
                                                                        -----------------------------------------

                                                                          1999          1998         1997
                                                                        ---------     ---------     --------
Atlantic...........................................................         10    %       7     %         6  %
Central............................................................         12            19             19
Great Lakes........................................................         13            19             15
Midwest............................................................         10            10             10
Northeast..........................................................         16            11             14
Southeast..........................................................         9             4               4
Southwest..........................................................         12            9              11
West...............................................................         18            21             21
                                                                        ---------     ---------     --------
  Total revenues...................................................         100   %       100   %       100  %
                                                                        =========     =========     ========

(1) The portion of collection and third-party transfer revenues attributable to disposal charges for waste collected by us and disposed at our landfills has been excluded from collection and transfer revenues and included in landfill revenues.

Our strategy is to develop vertically integrated operations to ensure internalization of the waste we collect and thus realize higher margins from our operations. By disposing of waste at company-owned and/or operated landfills, we retain the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 61% of the waste we collect as measured by disposal volumes was disposed of at landfills we own and/or operate in 1999 which includes the results of operations of BFI since July 30, 1999. In addition, transfer stations are an integral part of the disposal process. We locate our transfer stations in areas where our landfills are outside of the population centers in which we collect waste. Such waste is transferred to long-haul trailers and economically transported to our landfills.

Expenses. Cost of operations includes labor, maintenance and repairs, equipment and facility rent, utilities and taxes, the costs of ongoing environmental compliance, safety and insurance, disposal costs and costs of independent haulers transporting our waste to the disposal site. Disposal costs include certain landfill taxes, host community fees, payments under agreements with respect to landfill sites that are not owned, landfill site maintenance, fuel and other equipment operating expenses and accruals for estimated closure and post-closure monitoring expenses anticipated to be incurred in the future. We use a life-cycle accounting method for landfills and the related closure and post-closure liabilities. This method applies the costs associated with acquiring, developing, closing and monitoring the landfills over the associated landfill capacity based on consumption. On an annual basis, we update the development cost estimates (which include the costs to develop the site as well as the individual cell construction costs), closure and post-closure cost estimates and future capacity estimates for each landfill. The cost estimates are prepared by local company and third-party engineers based on the applicable local, state and federal regulations and site specific permit requirements. Future capacity estimates are updated, using aerial surveys of each landfill performed annually, by third-party engineers to estimate utilized disposal capacity and remaining disposal capacity. These cost and capacity estimates are reviewed and approved by senior operations management annually.

Selling, general and administrative expenses include management, clerical and administrative compensation and overhead, sales cost, community relations' expenses and provisions for estimated uncollectible accounts receivable.

Depreciation and amortization includes depreciation of fixed assets and amortization of other intangible assets and landfill airspace. We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the costs associated with acquiring, permitting and developing the entire landfill by the total remaining capacity of that landfill. The resulting per unit amortization rate is applied to each unit disposed at the landfill and is recorded as expense for that period. Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, engineering and legal fees, and capitalized interest. Estimated total future development cost for our 151 active landfills is approximately $2.6 billion, excluding interest to be capitalized, and we expect that this amount will be spent over the remaining operating lives of the landfills. We have available disposal capacity of approximately 2.7 billion cubic yards of capacity as of December 31, 1999.

Goodwill amortization includes the amortization of costs paid in excess of the net assets acquired in purchase business combinations.

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

We capitalize certain direct landfill development costs, such as engineering, construction and permitting costs, and amortize based on consumed airspace. We believe that the costs associated with engineering, owning and operating landfills will increase in the future as a result of federal, state and local regulation and a growing community awareness of the landfill permitting process. We cannot assure you whether we will be able to raise prices sufficiently to offset these increased expenses. We expense all indirect landfill development costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, as incurred.

Closure and post-closure costs represents our financial commitment for the regulatory required costs associated with our future obligations for final closure, which is the closure of a cell of a landfill once the cell is no longer receiving waste, and post-closure monitoring and maintenance of landfills, which is usually required for up to 30 years after a landfill's final closure. We establish closure and post-closure requirements based on the standards of Subtitle D as implemented on a state-by-state basis. We base closure and post-closure accruals on cost estimates for capping and covering a landfill, methane gas control, leachate management and groundwater monitoring, and other operational and maintenance costs to be incurred after the site discontinues accepting waste. We prepare site-specific closure and post-closure engineering cost estimates annually for landfills owned and/or operated by us for which we are responsible for closure and post-closure.

We accrue and charge closure and post-closure costs based on accepted tonnage as landfill airspace is consumed to ensure that the total closure and post-closure obligations are fully accrued for each landfill at the time that the site discontinues accepting waste and is closed. For landfills purchased, we assess and accrue the closure and post-closure liability at the time we assume closure responsibility based upon the estimated closure and post-closure costs and the percentage of airspace utilized as of the date of acquisition. After the date of acquisition, we accrue and charge closure and post-closure costs as airspace is consumed. We update and approve estimated closure and post-closure liabilities annually based on assessments performed by in-house and independent environmental engineers. Such costs may change in the future as a result of permit modifications or changes in legislative or regulatory requirements.

We accrue closure and post-closure cost estimates based on the present value of the future obligation. We discount future costs where we believe that both the amounts and timing of related payments are reliably determinable. We annually update our estimates of future closure and post-closure costs. We account for the impact of changes, which are determined to be changes in estimates, on a prospective basis.

In 1999, we calculated the net present value of the closure and post-closure commitment assuming inflation of 2.5% and a risk-free capital rate of 7.0%. We accrete discounted amounts previously recorded to reflect the effects of the passage of time. We currently estimate total future payments for closure and post-closure to be $2.7 billion. The present value of such estimate is $1.0 billion. At December 31, 1999 and 1998, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $517.3 million and $154.5 million, respectively. The accruals reflect a portfolio of landfills with estimated remaining lives, based on current waste flows, that range from one to over 150 years, and an estimated average remaining life of approximately 39 years.

Year 2000 Update. We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, we do not expect any significant impact to our ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. We believe that any future problems are likely to be minor and correctable. In addition, we could still be negatively affected if the Year 2000 or similar issues adversely affect our customers or suppliers. We currently are not aware of any significant Year 2000 or similar problems that have arisen for our customers and suppliers. We will continue to monitor Year 2000 matters in our ongoing operations and as a part of our acquisition due diligence. We spent less than $500,000 on Year 2000 readiness efforts.

Results of Operations

The following table sets forth the percentage relationship that the various items bear to revenues and the percentage change in dollar amounts for the periods indicated. We have restated the statement of operations data to give effect to acquisitions that were accounted for using the pooling-of-interests method for business combinations. See Note 2 to our Consolidated Financial Statements.


                                                                          Year Ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                                                               1999 Compared                           1998 Compared
                                                                                  to 1998                                 to 1997
                                                                                % Change in                             % Change in
                                                                                  Amounts                                 Amounts
                                            1999                1998                                    1997
                                       ---------------     ---------------     ---------------     ---------------    --------------
Statement of Operations Data:

Revenues............................         100.0%             100.0%              112.0%              100.0%               17.5%
Cost of operations..................         58.3                56.6               118.4                58.0                14.8
Selling, general and administrative
  expenses..........................         6.9                  9.9                48.5                13.2               (12.2)
Depreciation and amortization.......         8.2                  9.5                83.1                 9.8                13.4
Goodwill amortization...............         3.3                  1.9               260.6                 2.0                15.5
Acquisition related and unusual
  costs.............................        17.7                 20.1                85.4                 0.3             7,973.6
                                       ---------------     ---------------     ---------------     ---------------    --------------
  Operating income..................         5.6                  2.0               527.6                16.7               (86.6)
Equity in earnings of unconsolidated
  affiliates........................        (0.6)                --                 100.0                --                  --
Interest expense, net...............        13.0                  5.4               416.4                 7.9               (20.6)
                                       ---------------     ---------------     ---------------     ---------------    --------------
  Income (loss) before income taxes.       (6.8)                 (3.4)             (317.1)                8.8              (146.4)
Income tax expense (benefit)........       (0.3)                  2.8                --                   3.0                 8.7
Minority interest...................         0.1                 --                 100.0                --                  --
                                       ---------------     ---------------     ---------------     ---------------    --------------
  Income (loss) before extraordinary
  losses and cumulative effect of
  change in accounting principle....       (6.6)                 (6.2)             (125.2)                5.8              (227.2)
Extraordinary losses, net of income
  tax benefit.......................         0.1                  7.9               (97.4)                4.0               134.6
Cumulative effect of change in
  accounting principle, net of income
  tax benefit.......................         2.0                 --                 100.0                --                  --
                                       ---------------     ---------------     ---------------     ---------------    --------------
  Net income (loss).................       (8.7)                (14.1)              (29.4)                1.8            (1,027.8)
Dividends on Preferred Stock........         0.8                 --                 100.0                --                (100.0)
                                       ---------------     ---------------     ---------------     ---------------    --------------
    Net income (loss) available to
    common shareholders.............         (9.5)%             (14.1)%             (41.9)%               1.8%           (1,042.7)%
                                       ===============     ===============     ===============     ===============    ==============

      Years Ended December 31, 1999 and 1998

      Revenues. Revenues in 1999 were $3.3 billion compared to $1.6 billion in 1998, an increase of 112%. The increase in revenues is primarily attributable to the acquisition of BFI on July 30, 1999 and the inclusion in our results of BFI revenues for the period July 31, 1999 through December 31, 1999. BFI's 1998 pro forma revenue adjusted to reflect the sale of BFI's Canadian operations and Medical Waste operations was approximately $3.8 billion.

      Cost of Operations. Cost of operations in 1999 was $1.9 billion compared to $892.3 million in 1998, an increase of 118.4%. The increase in cost of operations was primarily attributable to the inclusion of BFI's cost of operations associated with the revenues from July 31, 1999 through December 31, 1999. As a percentage of revenues, cost of operations increased to 58.3% in 1999 from 56.6% in 1998, primarily due to the change in revenue mix resulting from the acquisition of BFI. BFI's revenue mix was more heavily weighted towards collection revenue, which has lower margins than landfill revenues.

      Selling, General and Administrative Expenses. SG&A expenses in 1999 were $231.4 million compared to $155.8 million in 1998, an increase of 48.5%, and reflects our acquisition of BFI. As a percentage of revenues, SG&A decreased to 6.9% in 1999 from 9.9% in 1998. This decrease is the result of achieving the cost savings associated with the acquisition of BFI and significantly increasing the revenues as noted above.

      Depreciation and Amortization. Depreciation and amortization in 1999 was $273.4 million compared to $149.3 million in 1998, an increase of 83.1%, and reflects our acquisition of BFI. As a percentage of revenues, depreciation and amortization expense decreased to 8.2% in 1999 from 9.5% in 1998. The decrease is primarily due to the significant increase in revenues from our acquisition of BFI which more than offset the corresponding increase in depreciation due to the acquisition of BFI. Additionally, as required by generally accepted accounting principles, we ceased recording depreciation on assets held for sale during 1999. Such depreciation would have been approximately $6.3 million.

      Goodwill Amortization. Goodwill amortization in 1999 was $110.7 million compared to $30.7 million in 1998, an increase of 260.6%. The increase in goodwill amortization was due to an increase in goodwill of approximately $7 billion primarily resulting from the acquisition of BFI.

      Acquisition Related and Unusual Costs. During the year ended December 31, 1999, we recorded $588.9 million of acquisition related and unusual costs primarily associated with the $9.6 billion acquisition of BFI, which was accounted for as a purchase. The costs primarily relate to environmental related matters, litigation liabilities, risk management liabilities, loss contract provisions, transition costs, the write-off of deferred costs relating to the acquisition. These costs are comprised of the following:

      We recorded a charge of approximately $267.0 million related to changes in estimates of environmental liabilities associated with BFI's operations. In connection with our due diligence and integration process, assessments of the acquired operations were performed by third-party and in-house engineers. Based on these assessments, we made changes in accounting estimates of approximately (i) $133.7 million associated with the
      Superfund  accrual  for over 150 CERCLA  cases in which BFI was  involved,
      (ii) $30.3 million associated with the remedial accrual for sites in which BFI was involved with remedial action plans, (iii) $56.3 million associated with the environmental accrual for various containment and treatment matters at 76 active or closed BFI landfills, and (iv) $46.7 million associated with the accrual for the remedial and closure requirements of four BFI hazardous waste facilities.

      Management believes the environmental accrual as of December 31, 1999 represents the most probable outcome of these matters. We do not expect that adjustments to these estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. As of December 31, 1999, we believe that it is possible that the ultimate outcome of the environmental matters could result in approximately $33 million of additional liability.

      We recorded a charge of approximately $93.5 million related to changes in estimates of litigation liabilities associated with BFI's operations. In connection with our due diligence and integration process, assessments of the acquired operations and outstanding litigation were performed by third-party and in-house legal counsel. We evaluated over 150 cases involving employee-related matters, insurance related matters, regulatory matters, collection matters and contract disputes. Accordingly, we increased the litigation accrual based on the most probable loss to be incurred.

      Management believes the litigation accrual as of December 31, 1999 represents the most probable outcome of outstanding assessments, claims and cases. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. As of December 31, 1999, we believe that it is possible that the ultimate outcome of the litigation matters could result in approximately $10 million of additional liability.

      We recorded an increase of approximately $20.0 million to the self-insurance accruals based on the results of a third party actuarial review performed in connection with due diligence and integration of the BFI acquisition. As of September 30, 1999, we instituted a guaranteed cost insurance program for all casualty insurance coverages. As a result, we are fully insured for any such claims occurring subsequent to that date.

      In connection with the integration of the BFI acquisition, we reviewed the existing contracts of the business for recoverability. Several contracts were identified which were in a loss position when the direct costs (excluding any non-variable costs) attributable to the contract were deducted from the revenue to be generated by the contract. Consistent with our accounting policies, we recorded a charge of approximately $32.6 million to operations for the anticipated excess of costs over revenues of the identified contracts.

      As a result of the acquisition of BFI, management reassessed the level of acquisitions that it would pursue in the future and decided that certain companies that were being considered will no longer be pursued. Accordingly, we wrote off $26.1 million of deferred charges previously incurred in connection with these potential acquisitions. Additionally, we wrote off $33.8 million of commitment fees paid in connection with a portion of the financing of the BFI acquisition. These fees were associated with funds that were not ultimately drawn due to alternative sources of financing becoming available. However, as secured financing for the entire purchase price of the acquisition was a condition of the signing of the merger agreement with BFI, and the debt associated with these fees was not incurred, the cost was written off at the time of the acquisition.

      In connection with the integration plan for BFI, we identified and notified approximately 1,500 employees that they would be retained for a specified period, generally not exceeding 12 months from the acquisition date, to perform transition related functions. Subsequent to the specified time period, they will be terminated. Additionally, we identified certain offices and operations, which are duplicative, and we are in the process of consolidating these operations. As these transition costs are not accruable until committed or paid, approximately $67.4 million of transition costs were expensed during 1999. Additionally, we accrued approximately $10.0 million of committed transition costs during the year. We estimate that we may incur approximately $115 million of additional transition expenses associated with the integration of BFI through the completion of our plan.

      Additionally, we recorded approximately $43.5 million of non-cash asset impairments related to the valuation of Allied Assets Held for Sale, approximately $1.8 million of non-cash asset impairments related to duplicate facilities, and approximately $0.4 million of restructuring and abandonment costs related to other 1999 acquisitions.

      Any subsequent changes in estimates of acquisition related and unusual costs will be included in the acquisition related and unusual costs caption of the statement of operations in the period in which the change in estimate is made. During 1999, approximately $7.2 million of accrued acquisition related costs associated with 1998 acquisitions were reversed to acquisition related and unusual costs.

      The following table reflects the cash activity related to the acquisition related and unusual costs accrued during 1999 (in thousands):


                                                1999
                                             Additions            1999                                       Balance
                                              through           Non-Cash              1999                  Remaining
                                            Expense(1)          Charges           Expenditures          December 31, 1999
                                           --------------    ---------------     ----------------     -----------------------
Transition costs....................       $    77,350       $          --       $      (74,654)             $     2,696
Restructuring and abandonment
  costs.............................               387                  --                    --                     387
Loss contracts......................            32,643                  --               (6,058)                  26,585
Environmental, litigation, and
  regulatory compliance costs.......           380,500                  --               (9,455)                 371,045
Asset impairments...................           105,186           (105,186)                    --                      --
                                           --------------     --------------     ----------------       -----------------
  Total.............................       $   596,066       $   (105,186)       $      (90,167)             $   400,713
                                           ==============    ===============     ================       =================

(1)     Additionally  during 1999,  we reversed  approximately  $7.2 million of accruals to  acquisition  related and unusual costs related to 1998 acquisitions.

      Interest Expense, Net. Interest expense, net of interest income was $435.8 million in 1999 compared to $84.4 million in 1998, an increase of 416.4%. The increase in interest expense is primarily due to the increase in debt of approximately $8 billion from the acquisition of BFI, which was outstanding for five months in 1999. Additionally, capitalized interest decreased to $25.5 million in 1999 from $67.5 million in 1998 due to the change in accounting principle.

      Income Taxes. Income taxes reflect an effective tax rate of (3.9)% in 1999 and 80.3% in 1998. The effective income tax rate in 1999 deviates from the federal statutory rate of 35% primarily due to the non-deductible nature of certain acquisition related charges and the non-deductibility of the amortization related to $6.7 billion of goodwill recorded in connection with the acquisition of BFI. The effective income tax rate in 1998 deviates from the federal statutory rate primarily due to applying the pooling-of-interests method of accounting for business combinations (including the initial recording of deferred income taxes and non-deductible transaction costs, partially offset by the absence of income taxes on S-Corporation pre-combination earnings). Without considering the effect of the acquisition-related charges the 1999 effective tax rate is 47.5%.

      Extraordinary Loss, Net. In July 1999, in connection with our financing of the BFI acquisition, we replaced our credit facility and recognized an extraordinary charge of approximately $5.3 million ($3.2 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.

      Cumulative Effect of Change in Accounting Principle, Net. In connection with the acquisition of BFI, we changed our capitalized interest policy to more accurately reflect our long-term business strategy. As a result, we recorded a charge of $64.3 million, net of related tax, during 1999, to reflect the cumulative effect on prior years of the change in the method of interest capitalization.

      Dividends on Preferred Stock. Dividends on Preferred Stock were $27.8 million in 1999 and reflect the 6.5% dividend on the Preferred Stock issued on July 30, 1999 in connection with the financing of the acquisition of BFI. Dividends were not paid in cash, instead, the liquidation preference of the Preferred Stock increased by accrued, but unpaid dividends.

      Years Ended December 31, 1998 and 1997

      Revenues. Revenues in 1998 were $1.6 billion compared to $1.3 billion in 1997, an increase of 17.5%. The increase in revenues attributable to existing operations ("Internal Growth") was 8% with approximately 5% attributable to net volume increases and approximately 3% attributable to price increases. The additional revenue growth is attributable to companies acquired net of revenues sold, subsequent to the same period in the prior year.

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

      Selling, General and Administrative Expenses. SG&A expense in 1998 was $155.8 million compared to $177.4 million in 1997, a decrease of 12.2%. As a percentage of revenues, SG&A decreased to 9.9% in 1998 from 13.2% in 1997. The 1997 SG&A expense increased from the previously reported amount due to the restatements for companies acquired subsequent to December 31, 1997 and accounted for using the pooling-of-interests method for business combinations. The 1998 SG&A expense decreased due to a reduction in certain sales and administrative functions and related facilities completed at the beginning of the second quarter of 1998 in accordance with our continuing acquisition integration plan. Additionally, the decrease in SG&A as a percentage of revenues is due to the continued increase in revenues while reducing overhead costs.

      Depreciation and Amortization. Depreciation and amortization in 1998 was $149.3 million compared to $131.7 million in 1997, an increase of 13.4%. In addition to the depreciation and amortization of acquired companies, the increase in depreciation and amortization was due to a 7.6% increase in internalized landfill tonnage and an 11.1% increase in capital expenditures. As a percentage of revenues, depreciation and amortization did not change significantly.

      Goodwill Amortization. Goodwill amortization in 1998 was $30.7 million compared to $26.6 million in 1997, an increase of 15.5%. The increase in goodwill amortization was due to a 22.6% increase in goodwill. As a percentage of revenues, goodwill amortization did not change significantly.

      Acquisition Related and Unusual Costs. During the year ended December 31, 1998, we recorded acquisition related and unusual costs in the amount of $317.6 million. These costs consist of transaction and deal costs, employee severance and transition costs, environmental related matters, litigation liabilities, regulatory compliance matters, restructuring and abandonment costs, loss contract provisions and non-cash asset impairment charges. We do not anticipate that future costs to be incurred in connection with the 1998 acquisitions will be significant as restructuring and transition activities associated with these acquisitions had been substantially completed as of December 31, 1998. The 1998 acquisition related and unusual costs discussed below predominantly relate to acquisitions accounted for as poolings-of-interests and consist of the following:

      Direct transaction and deal costs of $51.2 million including investment banker, attorney, accountant, environmental assessment and other third-party fees. Approximately $11.7 million was accrued at December 31, 1998 and was paid in the first six months of 1999.

      Employee severance and transition costs of $73.6 million consist of $39.3 million in termination payments made to employees of acquired companies based on change of control provisions in preexisting contracts and $34.3 million of costs associated with severance payments under exit or integration plans implemented in connection with acquisitions made during 1998. Exit plans primarily related to the elimination of duplicate corporate and administrative offices of companies acquired. Integration plans included the combination of field activities for human resource, accounting, facility maintenance, health and safety compliance and customer service activities of companies acquired with field activities similar to ours. The exit and integration plans called for the termination of approximately 800 employees who performed managerial, sales, administrative support, maintenance and repair, or hauling and landfill operations duties. All employees were identified and notified of their severance or transition benefits at the time management approved the plan, which occurred at or around the time of the acquisitions. Approximately $10.1 million was accrued at December 31, 1998, the majority of which has been paid in 1999.

      Environmental related matters, litigation liabilities and regulatory compliance matters assumed in acquisitions totaled $73.4 million. Subsequent to the acquisitions, we made certain changes in accounting estimates due to events and new information becoming available for environmental liabilities of approximately $41.1 million, litigation liabilities of approximately $20.8 million and regulatory compliance liabilities of approximately $11.5 million.

      As part of our acquisition due diligence process, environmental assessments were performed at the time of acquisition by third-party and in-house engineers. The assessments were performed at over 150 operating sites owned or used by the 54 companies acquired by Allied in 1998. Additional environmental liabilities were accrued based on the results of the assessments and represent the most probable outcome of these identified contingent matters. Additional accrued environmental liability of $27.1 million was comprised of required remedial activities identified at 28 separate locations. These locations include eight landfills acquired by Allied, 15 landfills not owned by Allied, but used for disposal by collection companies acquired, and transfer stations and maintenance facilities acquired. Required remedial activities include containment, the removal of waste improperly disposed of, extraction and treatment of landfill gas, removal and disposal of contaminated soil and groundwater treatment and legal and administrative costs of the settlement of Superfund claims. The additional $14 million of environmental accruals related to removal and treatment of leachate at landfills, the level of which exceeded permitted amounts at seven of the acquired landfills. At December 31, 1998, approximately $41.1 million and $15.8 million was accrued for environmental matters and legal and regulatory compliance matters, respectively, which are expected to be disbursed in future periods.

      The change in estimate relating to litigation and regulatory compliance liabilities was accrued based on legal due diligence performed by in-house and outside legal counsel for acquired companies at the time of acquisition and the determination of the most probable loss incurred. As a result of this legal due diligence, we identified 14 companies acquired in business combinations accounted for as poolings-of-interest which had an aggregate of 54 asserted and unasserted claims involving matters such as contract disputes, employment related disputes, real and personal property and sales tax issues and billing disputes. Additionally, we identified regulatory compliance issues related to 12 companies acquired, which included citations for certain state and federal health, safety and transportation violations and the associated costs of fines, assessments and required maintenance costs to bring facilities and equipment into compliance.

      Restructuring  and  abandonment  costs  were  $42.1  million  in  business combinations accounted for as pooling-of-interests. Costs to relocate redundant operations and to transition them to common information systems were $23.1 million. Redundant operations consisted primarily of activities for human resources, accounting, facility maintenance, health and safety compliance and customer service which were performed in field offices of companies acquired. Abandonment costs and losses on the disposal of duplicate revenue producing assets relating to specifically identified transfer stations and recycling facilities were $8.8 million. Revenue and net operating income of the abandoned operations represented less than one percent of our consolidated amounts. Additionally, $10.2 million of costs were incurred for the disposition of redundant non-revenue producing assets. This includes $7.6 million that was accrued at December 31, 1998 in accordance with exit and integration plans and is expected to be paid in 1999. This accrual is for payments under non-cancelable lease agreements for corporate offices to be vacated and other costs to close corporate facilities after operations have ceased under exit plans implemented during 1998 at five companies acquired.

      Loss contract provisions were $7.6 million for losses associated with collection contracts and other contractual obligations assumed in acquisitions. Approximately $5 million was accrued at December 31, 1998 and was paid as of September 30, 1999.

      Non-cash asset impairment charges aggregating $69.7 million were recorded during the fourth quarter of 1998, related to assets held for future use and assets, which were disposed of, in the first and second quarters of 1999.

      Interest Expense, Net. Interest expense net of interest income was $84.4 million in 1998 as compared to $106.3 million in 1997, a decrease of 20.6%. The decrease in net interest expense was due to an increase in capitalized interest to $67.5 million in 1998 from $37.6 million in 1997. The increase in capitalized interest is a result of the acquisition of 21 landfills during 1998 primarily financed with our common stock instead of cash. Therefore, we had a significant increase in assets under development without a corresponding increase in interest bearing debt. Additionally, net interest expense was impacted by an overall reduction in the average interest rate partially offset by a net increase in outstanding debt.

      Income Taxes. Income taxes reflect an effective tax rate of 80.3% in 1998 and 34.3% in 1997. The increase is primarily caused by the income tax accounting effects of asset write-downs and applying the pooling-of-interests method of accounting for business combinations (including the initial recording of deferred income taxes and non-deductible transaction costs, partially offset by the absence of income taxes on S-Corporation pre-combination earnings). This resulted in a one-time income tax provision of $61.1 million. Without considering the effect of pooled companies and asset write-downs, the 1998 effective tax rate is 40.5%, which deviates from the federal statutory rate of 35%, due to the effects of differences in the treatment of goodwill for book and tax purposes, state income taxes, and other permanent differences.

      Extraordinary Loss, Net. In December 1998, we replaced our 1996 Notes and Senior Discount Notes with $1.7 billion in senior notes and recognized a charge of approximately $201.2 million ($121.7 million net of income tax benefit) related to premiums paid for the early payment of the 1996 Notes and the Senior Discount Notes and the write-off of previously deferred debt issuance costs. In June 1998, we replaced our credit facility and recognized an extraordinary charge of approximately $5.1 million ($3.1 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.

      In September 1997, we sold 18.6 million shares of common stock with net proceeds of approximately $327.4 million (the "Equity Offering"). We used $203 million of the net proceeds to retire a portion of the term loan facility of the 1997 Credit Agreement (as defined below) and $71 million to repay the entire amount outstanding on the revolving credit facility. As a result of the early repayment of debt outstanding under the term loan facility, we recognized an extraordinary charge in the third quarter of 1997 of approximately $1.3 million ($0.8 million net of income tax benefit) for the write-off of previously deferred debt issuance costs.

      In May 1997, we repurchased from Laidlaw, Inc. two junior subordinated debentures with an aggregate face amount of $318 million and a warrant to acquire 20.4 million shares of common stock, used as partial consideration for the acquisition of the solid waste operations of Laidlaw, Inc., for an aggregate purchase price of $230 million in cash. An extraordinary charge to earnings related to the repurchase of approximately $65.7 million ($39.4 million net of income tax benefit) was recorded. In addition, we replaced our $1.275 billion bank agreement with the $900 million senior credit facility (the "1997 Credit Agreement") in June 1997 and recognized an extraordinary charge of approximately $21.6 million ($13.0 million net of income tax benefit).

      Liquidity and Capital Resources

      Historically, we have satisfied our acquisition, capital expenditure and working capital needs primarily through bank financing and public offerings and private placements of debt and equity securities. Between January 1992 and December 1999, we completed total debt financings in excess of $14.3 billion and equity financings in excess of $1.4 billion, excluding stock issued for consideration in business combinations.

      Due to acquisitions and the capital requirements of our previous business strategy, we have used amounts in excess of the cash generated from operations to fund acquisitions and capital expenditures. In the future we anticipate that cash flow from operations, less acquisitions and capital requirements, will be sufficient to service our long-and short-term debt. However, over the next several quarters, transition and integration costs associated with the BFI acquisition may cause us to have negative cash flow from operations or may cause us to incur additional amounts of debt. In connection with acquisitions, we have assumed or incurred indebtedness with relatively short-term repayment schedules, thereby increasing our current and medium-term liabilities. Also, for certain acquisitions, current liabilities are recorded for acquisition related and unusual costs that require payment in the near term. Current liabilities periodically include scheduled payments required under our 1999 Credit Facility. In addition, we have acquired operating equipment using financing leases, which have short, and medium-term maturities. Also we use excess cash generated from operations to pay down amounts owed on our revolving line of credit, which is classified as long-term debt. As a result, we periodically have low levels of working capital or working capital deficits.

      During the years ended December 31, 1999, 1998 and 1997, our cash flows from operating, investing and financing activities were as follows (in millions):

                                                                                  Year Ended December 31,
                                                                       -----------------------------------------------
                                                                           1999             1998             1997
                                                                       -------------     ------------    -------------
Operating Activities:

Net income (loss).................................................     $    (288.7)      $   (223.1)     $       24.0
Non-cash acquisition related and unusual costs and
 asset impairments................................................            105.2             88.2               --
Non-cash operating expenses(1)....................................            318.8            245.8            187.3
Cumulative effect of change in accounting principle...............             64.3               --               --
Gain on sale of assets............................................            (5.3)            (3.5)            (7.2)
Extraordinary losses due to early extinguishments of debt,
  net of income tax benefit and cash premium paid.................              3.2            119.0             50.5
Cash premium paid due to early extinguishments of debt............               --          (173.2)           (64.4)
Change in operating assets and liabilities, net...................            291.5            116.2           (62.7)
                                                                       -------------     ------------    -------------
  Cash provided by operating activities...........................            489.0            169.4            127.5
                                                                       -------------     ------------    -------------
Investing Activities:

Cost of acquisitions, net of cash acquired........................        (7,574.4)          (313.0)          (498.7)
Capital expenditures and net contributions to unconsolidated
  subsidiaries....................................................          (356.2)          (301.7)          (188.0)
Capitalized interest..............................................           (25.5)           (67.5)           (37.6)
Proceeds from sale of assets......................................            522.1             12.1            530.1
Change in deferred acquisition costs and notes
  receivable......................................................           (28.5)            (8.2)            (7.9)
                                                                       ------------      ------------    -------------
  Cash used for investing activities..............................        (7,462.5)          (678.3)          (202.1)
                                                                       ------------      ------------    -------------
Financing Activities:

Net proceeds from sale of common stock and exercise of
  stock options and warrants......................................             10.2             11.3            329.0
Net proceeds from sale of Preferred Stock.........................            973.9               --               --
Net proceeds from long-term debt, net of issuance costs...........          8,672.3          2,725.3          1,336.8
Repayments of long-term debt......................................        (2,601.2)        (2,265.7)        (1,791.8)
Other.............................................................               --             44.4            163.9
                                                                       -------------     ------------    -------------
  Cash provided by financing activities...........................          7,055.2            515.3             37.9
                                                                       -------------     ------------    -------------
Increase (decrease) in cash and cash equivalents..................     $       81.7      $       6.4     $     (36.7)
                                                                       =============     ============    =============

(1) Consists principally of provisions for depreciation and amortization, undistributed earnings of equity investments, allowance for doubtful accounts, accretion of debt and amortization of debt issuance costs, and deferred income taxes.

      As of December 31, 1999, we had cash and cash equivalents of $121.4 million. Our capital expenditure and working capital requirements have increased significantly, reflecting our rapid growth through acquisition and development of revenue producing assets, and will increase further compared to the years ended December 31, 1999 and 1998 due to the acquisition of BFI. During 1999, we acquired solid waste operations, excluding the BFI acquisition, representing approximately $381.2 million in annual revenues ($332.7 million net of intercompany eliminations), and sold operations representing approximately $372.5 million in annual revenues. Subsequent to December 31, 1999, we sold certain assets with annual revenues of approximately $120 million for consideration of approximately $137 million. For the calendar year 2000, we expect to spend approximately $675 million for capital expenditures, closure and post-closure, and remediation expenditures relating to our landfill operations. We also expect to spend approximately $300 million after tax,for non-recurring integration and transaction costs primarily related to the acquisition of BFI. The acquisition of additional waste operations would require additional capital amounts and capital expenditure requirements.

      As of December 31, 1999, our debt structure consisted primarily of $5.2 billion outstanding under the 1999 Credit Facility, $2.0 billion of the 1999 Notes, $1.7 billion of the 1998 Senior Notes and $1.3 billion of debt assumed in connection with the BFI acquisition. As of December 31, 1999 there is aggregate availability under the revolving credit facility of the 1999 Credit Facility of approximately $1.0 billion to be used for working capital, letters of credit, acquisitions and other general corporate purposes. The indentures relating to the 1999 Credit Agreement, the 1999 Notes and the 1998 Senior Notes contain financial and operating covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. A substantial portion of our available cash will be required to service this indebtedness. For fiscal 2000, our debt service is expected to be approximately $1.2 billion consisting of approximately $371 million in principal repayments and approximately $870 million in interest payments. These amounts may vary depending upon changes in interest rates.

      We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. We satisfy these financial assurance requirements by issuing performance bonds, letters of credit, insurance policies or trust deposits as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At December 31, 1999, we had outstanding approximately $1.5 billion in financial assurance instruments, represented by $701.7 million of performance bonds, $656.6 million of insurance policies, $52.1 million of trust deposits and $105.8 million of letters of credit. During the calendar year 2000, we expect to be required to provide approximately $1.5 billion in financial assurance instruments relating to our landfill operations.

      We have lease facilities (the "Lease Facilities") that allow us to enter into equipment leases at rates ranging from similar term treasury note rates plus 1.55% for terms of 36 to 84 months. We had equipment leases outstanding at December 31, 1999 and 1998 of $14.8 million and $36.6 million, respectively.

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

      Our ability to meet future capital expenditure and working capital requirements, to make scheduled payments of principal, to pay interest, or to refinance our indebtedness, and to fund capital amounts required for the expansion of the existing business depends on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. On the basis of historical financial information, including recent operating history of both Allied and BFI, we believe that available cash flow, together with available borrowings under the new credit facility, our lease facilities and other sources of liquidity, will be adequate to meet our anticipated future requirements for working capital, acquisition related and integration costs, letters of credit, capital expenditures, scheduled payments of principal and interest on debt incurred under the new credit facility, the assumed BFI debt, the 1998 Senior Notes, the 1999 Notes and other debt, and capital amounts required for growth. However, we may have to refinance the principal payment at maturity on the 1998 Senior Notes, the 1999 Notes and other debt. We cannot assure you that our business will generate sufficient cash flow from operations, that we will be able to avail ourselves to future financings in an amount sufficient to enable us to service our indebtedness or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms, if at all. Further, depending on the timing, amount and structure of any possible future acquisitions and the availability of funds under the new credit facility, we may need to raise additional capital. We may raise such funds through additional bank financings or public or private offerings of our debt and equity securities. We cannot assure you that we will be able to secure such funding, if necessary, on favorable terms, if at all. If we are not successful in securing such funding, our ability to pursue our business strategy may be impaired and results of operations for future periods may be negatively affected. (See
      Note 6 to Allied's Consolidated Financial Statements).

      Significant Financing Events

      In July 1999, in connection with the completion of the acquisition of BFI, we entered into new financing arrangements and repaid all amounts borrowed under the then existing credit facility and all amounts borrowed by BFI under its commercial paper program. The new financing arrangements were
      (i) the 1999 Credit Facility for Allied NA, which is guaranteed by us and substantially all of our subsidiaries (including BFI and its subsidiaries), from a bank group for $7.1 billion to provide financing for the acquisition of BFI and working capital for us following the acquisition, (ii) the sale of the $2.0 billion principal amount 1999 Notes by Allied NA which are guaranteed by us and substantially all of our subsidiaries (including BFI and its subsidiaries), and (iii) the sale for $1.0 billion of the Preferred Stock. In connection with the completion of the acquisition of BFI, we also guaranteed certain of BFI's remaining debt and, for the 1998 Senior Notes and for certain of BFI's remaining debt, provided collateral (pari passu with the 1999 Credit Facility) consisting of certain of BFI's assets. Both the New Credit Facility and the 1999
      Notes contain restrictions on Allied's ability to make acquisitions, purchase fixed assets above certain amounts, pay dividends, incur additional indebtedness, make investments, loans or advances, enter into certain transactions with affiliates or enter into a merger, consolidation or sale of all or a substantial portion of Allied's assets. The 1999 Credit Facility, the 1999 Notes and the Preferred Stock contain provisions, which could require repayment, in some cases at a premium upon a defined "change of control" of Allied and the Preferred Stock also contain restrictions on Allied's ability to pay cash dividends on common stock.

      In December 1998, Allied NA issued an aggregate principal amount of $1.7 billion of senior notes in a Rule 144A offering which was subsequently registered for public trading with the SEC in January 1999. We used the net proceeds from the 1998 Senior Notes to fund the purchase of all of the outstanding 1996 Notes and Senior Discount Notes, to repay borrowings outstanding under the Senior Credit Facility and certain capital lease obligations and for general corporate purposes. We guarantee the 1998 Senior Notes and substantially all of Allied NA's current and future subsidiaries, the guarantees of which are expressly subordinated to the guarantees of Allied NA's Credit Agreement.

      In June 1998, we repaid $486.8 million outstanding under the 1997 Credit Agreement and entered into a new credit agreement (the "Credit Agreement"). The Credit Agreement provides an $800 million five year senior secured revolving credit facility and a $300 million five year senior secured term loan facility (together with the revolving credit facility, the "Senior Credit Facility"). The term loan facility is a funded, amortizing senior secured term loan with annual principal payments increasing from $75 million in 2001, to $105 million in 2002, and to $120 million in 2003. Principal under the revolving credit facility is due upon maturity.

      On September 30, 1997, we repaid $203 million outstanding under the term loan facility and $71 million outstanding under the revolving credit facility of the 1997 Credit Agreement. In connection with this repayment, we amended the 1997 Credit Agreement in October 1997, providing for a six and one-half year senior secured $297 million funded term loan facility, a senior secured $200 million delayed draw term loan facility to finance certain acquisitions prior to March 31, 1998, and a senior secured $600 million revolving credit facility due December 2003.

      In June 1997, we repaid our senior credit facility and entered into the 1997 Credit Agreement. The 1997 Credit Agreement provides a six and one-half year senior secured $500 million term loan facility and a six and one-half year senior secured $400 million revolving credit facility.

      In May 1997, Allied, pursuant to the Laidlaw Securities Purchase Agreement with the Laidlaw Group and certain private securities investment funds affiliated with either (i) Apollo Advisors II, L.P. or (ii) the Blackstone Group (the "Apollo/Blackstone Investors"), repurchased from the Laidlaw Group the Allied Debentures and the Warrant for an aggregate purchase price of $230 million in cash. Also pursuant to the Laidlaw Securities Purchase Agreement, the Apollo/Blackstone Investors purchased all of the Common Stock held by Laidlaw. In connection with the Repurchase, Allied issued $418 million aggregate face amount of the Senior Discount Notes in a private offering on May 15, 1997. The net proceeds of $230 million realized from the sale of the Senior Discount Notes were used to pay the cash consideration in the Repurchase.

      New Accounting Standards

      In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and amendment of SFAS No. 133. This statement defers, for one-year, the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to those fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recorded as either assets or liabilities and the instruments to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred, depending on the use of the derivative, and whether or not it qualifies as a hedge. We will adopt SFAS No. 133 by January 1, 2001, as required. We are currently assessing the impact of this statement on our results of operations and financial position.

      Disclosure Regarding Forward Looking Statements

      This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking
      Statements"). All statements other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions, including whether and when the acquisitions will be accretive to earnings, made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results and the underlying assumptions including internal growth as well as general economic and financial market conditions. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such important factors ("Important Factors") that could cause actual results to differ materially from our expectations are disclosed in this section and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ from our expectations. Shareholders, potential investors and other readers are urged to consider these factors in evaluating Forward Looking Statements and are cautioned not to place undue reliance on these Forward Looking Statements. The forward-looking statements made herein are only made as of the date of this filing and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

      Leverage Ability to Service Debt. We have substantial indebtedness with significant debt service requirements. At December 31, 1999, our consolidated debt was approximately $10.2 billion. The degree to which we are leveraged has important consequences, including the following (i) our ability to obtain additional financing in the future may be impaired, (ii) a portion of our cash flow from operations is required to be dedicated to the payment of principal and interest on our debt, thereby reducing funds available to us for other purposes, (iii) we may be vulnerable in the event of an economic downturn in our business, and (iv) to the extent our outstanding debt under our 1999 Credit Facility is at variable rates that have not been hedged, we will be vulnerable to increases in interest rates. In addition, a portion of our bank debt provides for increasing interest rates if that portion is not repaid by July 30, 2000. Accordingly, if we are unable to repay this portion from the proceeds of asset divestitures or otherwise, our vulnerability to changes in interest rates will be greater.

      Our ability to meet our debt service obligations will depend on our future operating performance and financial results, which will be subject in part to factors beyond our control. Although we believe that our cash flow will be adequate to meet our interest payments, we cannot assure that we will continue to generate earnings in the future sufficient to cover our fixed charges and if we are unable to borrow sufficient funds under either the 1999 Credit Facility or from other sources, we may be required to refinance all or a portion of our assets. There can be no assurance that a refinancing would be possible, nor can there be any assurance as to the timing of any asset sales or the proceeds, which we could realize therefrom.

      If for any reason, including a shortfall in anticipated operating results or proceeds from asset sales, we were unable to meet our debt service obligations, we would be in default under the terms of certain of our debt agreements. In the event of such a default, the holders of such debt could elect to declare all of such debt immediately due and payable, including accrued and unpaid interest, and to terminate their commitments with respect to funding obligations under such debt. In addition, such holders could proceed against any collateral which, in the case of the 1999 Credit Facility, consists of the capital stock of our subsidiaries and substantially all of our assets and the assets of our subsidiaries. Any default with respect to any of our debt could result in default under other debt or result in bankruptcy.

      Competition. The solid waste collection and disposal business is highly competitive and requires substantial amounts of capital. We compete with numerous waste management companies, one of which has significantly larger operations and greater resources. We also compete with those counties and municipalities that maintain their own waste collection and disposal operations. Forward Looking Statements assume that we will be able to effectively compete with the other waste management companies and municipalities and that we will be able to maintain or improve margins (or pricing of services) on existing or acquired operations and effectively compete with government owned and operated landfills which enjoy certain competitive advantages from tax-exempt financing and tax revenue subsidies.

      Availability of Acquisition Targets. Our ongoing acquisition program is part of our growth strategy. In addition, obtaining landfill permits has become increasingly difficult, time consuming and expensive. We cannot assure that we will succeed in obtaining landfill permits or locating appropriate acquisition candidates that can be acquired at price levels that we consider appropriate. The Forward Looking Statements assume that a number of acquisition candidates and landfill properties sufficient to meet our goals will be available and that we will be able to complete the acquisitions at prices that we have experienced in the past two years. In addition, federal and state antitrust and similar policies may limit our ability to pursue acquisitions.

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

      Integration. Our financial position and results of operations depend to a large extent on the integration of recently acquired businesses including the acquisition of BFI completed on July 30, 1999. Before the acquisition of BFI, Allied and BFI operated as separate entities. We may not be able to maintain the levels of operating efficiency that Allied or BFI had achieved or might achieve separately. Successful integration of BFI's operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. Because of difficulties in combining operations, we may not be able to achieve the cost savings, increases in internalization rates, and other size related benefits that we hope to achieve after the acquisition. Failure to achieve effective integration in the anticipated time period or at all could have an adverse effect on our future results of operations.

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

      Economic Conditions. Our business is affected by general economic conditions. The Forward Looking Statements assume that we will be able to achieve internal volume and price growth, which is not impacted by an economic downturn. As our revenue continues to grow it is likely that the rates of internal growth will reflect growth rates, which are less than those experienced in 1999. We cannot assure that an economic downturn will not result in a reduction in the volume of waste being disposed of at our operations and/or the price that we can charge for our services.

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

      Dependence on Senior Management. We are highly dependent upon our senior management team. In addition, as we continue to grow, our requirements for operations management with waste industry experience will also increase. The availability of such experienced management is not known. Our Chief Financial Officer announced his forthcoming resignation in February 2000. The Forward Looking Statements assume that experienced management will be available when needed by us at compensation levels that are within industry norms. We may also encounter difficulty in the assimilation and retention of employees. The loss of the services of any member of senior management or the inability to hire experienced operations management could have a material adverse effect on us.

      Influence of Government Regulation and Other Third Party Actions. Our operations are subject to and substantially affected by extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect our results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste. Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations, or to require remediation of environmental problems at sites or nearby properties resulting from transportation or predecessors' transportation and collection operations, all of which could have a material adverse effect on us. Liability may also arise from actions brought by other third parties such as individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters. The
      Forward Looking Statements assume that there will be no materially negative impact on our operations due to government regulation or other third-party actions.

      Potential Environmental Liability. We may incur liabilities for the deterioration of the environment as a result of our operations. Any substantial liability for environmental damage could materially adversely affect our operating results and financial condition. Due to the limited nature of our insurance coverage of environmental liability, if we were to incur substantial financial liability for environmental damage, our business and financial condition could be materially adversely affected. The Forward Looking Statements assume that we will not incur any material environmental liabilities other than those for which a provision has been recorded in the Consolidated Financial Statements and disclosed in the notes thereto.

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

      Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      We are subject to interest rate risk on our variable rate long-term debt. To modify the risk from interest rate fluctuations, we enter into hedging transactions that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

      At December 31, 1998, our variable rate debt consisted of our $300 million Senior Credit Facility which had an average interest rate of 6.0% and scheduled maturities of $75 million in 2001, $105 million in 2002 and $120 million in 2003. The book value at December 31, 1998 approximated its fair market value.

      We have effectively converted our long-term debt, which requires payment at variable rates of interest, to fixed rate obligations through interest rate swap transactions. These transactions required us to pay fixed rates of interest on notional amounts of principal to counter-parties. The counter-parties, in turn, paid to us variable rates of interest on the same notional amounts of principal. Increases or decreases in short-term market rates did not impact earnings and cash flow as all variable rate debt had been swapped for fixed rates. In addition, decreases in long-term market interest rates would have the effect of increasing the fair value of our long-term debt and other long-term, fixed rate obligations. The following interest rate table shows the interest rate swaps that were in effect and their fair value as of December 31, 1998:


                                                                                                                       Fair Market
Notional Principal                          Interest                                                   Interest           Value
  (in thousands)            Maturity          Paid                Underlying Obligations               Received      (in thousands)
-------------------    -------------------  ---------      --------------------------------------     -----------    ---------------
$        50,000        April 1999               5.12  %    Credit Agreement Term Loan Facility          Libor        $          6.0
         50,000        October 1999             6.02       Credit Agreement Term Loan Facility          Libor                 497.4
         50,000        November 1999            5.90       Credit Agreement Term Loan Facility          Libor                 442.9
         50,000        November 1999            5.91       Credit Agreement Term Loan Facility          Libor                 439.5
         50,000        March 2000               6.06       Credit Agreement Term Loan Facility          Libor                 618.5
         50,000        September 2000           6.08       Credit Agreement Term Loan Facility          Libor                 894.3

      See Note 6 to our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding how we manage interest rate risk at December 31, 1999.

      Item 8. Financial Statements and Supplementary Data

           Report of Independent Public Accountants.

           Consolidated Balance Sheets as of December 31, 1999 and 1998.

           Consolidated Statements of Operations for the Three Years Ended December 31, 1999.

           Consolidated Statements of Stockholders' Equity for the Three Years Ended December 31, 1999.

           Consolidated Statements of Cash Flows for the Three Years Ended December 31, 1999.

           Notes to Consolidated Financial Statements.

      Report of Independent Public Accountants









      To Allied Waste Industries, Inc.:

      We have audited the accompanying consolidated balance sheets of Allied Waste Industries, Inc., (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and Schedule II referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and Schedule II referred to below based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Waste Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

      As explained in Note 1 to the financial statements, effective January 1, 1999, the Company changed its method of accounting for the capitalization of interest.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II listed in Item 14 of
      Part IV herein is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP


      Phoenix, Arizona
      February 22, 2000

                                                  ALLIED WASTE INDUSTRIES, INC.
                                                   CONSOLIDATED BALANCE SHEETS

                                             (in thousands, except per share amount)


                                                                                          December 31,
                                                                            ------------------------------------------
                                                                                  1999                    1998
                                                                            ------------------      ------------------
ASSETS
Current Assets --

Cash and cash equivalents...............................................    $       121,405         $        39,742
Accounts receivable, net of allowance of $59,490 and $13,907............            867,667                 225,087
Prepaid and other current assets........................................            252,187                  47,184
Deferred income taxes, net..............................................            115,263                  44,141
Assets held for sale....................................................            891,900                 143,750
                                                                            ------------------      ------------------
  Total current assets..................................................          2,248,422                 499,904
Property and equipment, net.............................................          3,738,388               1,776,025
Goodwill, net ..........................................................          8,238,929               1,327,470
Other assets, net.......................................................            737,362                 149,193
                                                                            ------------------      ------------------
  Total assets..........................................................    $    14,963,101         $     3,752,592
                                                                            ==================      ==================


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities --
Current portion of long-term debt.......................................     $     1,002,928         $        21,516
Accounts payable........................................................             481,318                 106,082
Accrued closure, post-closure and environmental costs...................             134,968                  41,938
Accrued interest........................................................             158,251                   7,892
Other accrued liabilities...............................................             613,663                 228,934
Unearned revenue........................................................             238,371                  48,511
                                                                             -----------------       -----------------
  Total current liabilities.............................................           2,629,499                 454,873
Long-term debt, less current portion....................................           9,240,291               2,118,927
Deferred income taxes...................................................             204,786                      --
Accrued closure, post-closure and environmental costs...................             860,574                 205,982
Other long-term obligations.............................................             388,396                  42,736
Commitments and contingencies
Series A senior convertible preferred stock, 1,000 shares
  authorized, issued and outstanding, liquidation
  preference of $1,028 per share........................................           1,001,559                      --
Stockholders' Equity --
Common stock............................................................               1,885                   1,845
Additional paid-in capital..............................................           1,205,399               1,208,906
Retained deficit........................................................            (569,288)               (280,677)
                                                                             -----------------       -----------------
  Total stockholders' equity............................................             637,996                 930,074
                                                                             -----------------       -----------------
  Total liabilities and stockholders' equity............................     $    14,963,101         $     3,752,592
                                                                             =================       =================


      The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                            ALLIED WASTE INDUSTRIES, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (in thousands, except for per share amounts)

                                                                                        Year Ended December 31,
                                                                         -------------------------------------------------------
                                                                              1999                1998                1997
                                                                         ---------------     ---------------     ---------------
Revenues............................................................     $    3,341,071      $    1,575,612      $    1,340,661
Cost of operations excluding acquisition related and unusual costs..          1,948,964             892,273             777,289
Selling, general and administrative expenses excluding acquisition
  related and unusual costs.........................................            231,366             155,835             177,396
Depreciation and amortization.......................................            273,368             149,260             131,658
Goodwill amortization...............................................            110,726              30,705              26,580
Acquisition related and unusual costs...............................            588,855             317,616               3,934
                                                                         ---------------     ---------------     ---------------
  Operating income..................................................            187,792              29,923             223,804
Equity in earnings of unconsolidated affiliates.....................           (20,785)                  --                  --
Interest income.....................................................            (7,212)             (4,030)             (1,765)
Interest expense....................................................            443,044              88,431             108,045
                                                                         ---------------     ---------------     ---------------
  Income (loss) before income taxes.................................          (227,255)            (54,478)             117,524
Income tax expense (benefit)........................................            (8,756)              43,773              40,277
Minority Interest...................................................              2,751                  --                  --
                                                                         ---------------     ---------------     ---------------
  Income (loss) before extraordinary losses and cumulative effect of
    change in accounting principle..................................          (221,250)            (98,251)              77,247
Extraordinary losses, net of income tax benefit.....................              3,223             124,801              53,205
Cumulative effect of change in accounting principle, net of income
  tax benefit.......................................................             64,255                  --                  --
                                                                         ---------------     ---------------     ---------------
  Net income (loss).................................................          (288,728)           (223,052)              24,042
Dividends on preferred stock........................................             27,789                  --                 381
                                                                         ---------------     ---------------     ---------------
  Net income (loss) available to common shareholders................     $    (316,517)      $    (223,052)      $       23,661
                                                                         ===============     ===============     ===============

Basic EPS:
Income (loss) available to common shareholders before extraordinary losses and cumulative effect of change in accounting principle, net

  of income tax benefit.............................................     $       (1.33)      $       (0.54)      $         0.47
Extraordinary losses, net of income tax benefit.....................             (0.02)              (0.68)              (0.33)
Cumulative effect of change in accounting principle, net of income
  tax benefit.......................................................             (0.34)                  --                  --
                                                                         ---------------     ---------------     ---------------
  Net income (loss) available to common shareholders................     $       (1.69)      $       (1.22)      $         0.14
                                                                         ===============     ===============     ===============
Weighted average common shares......................................            187,801             182,796             164,888
                                                                         ===============     ===============     ===============

Diluted EPS:
Income (loss) available to common shareholders before extraordinary losses and cumulative effect of change in accounting principle, net

  of income tax benefit.............................................     $       (1.33)      $       (0.54)      $         0.44
Extraordinary losses, net of income tax benefit.....................             (0.02)              (0.68)              (0.30)
Cumulative effect of change in accounting principle, net of income
  tax benefit.......................................................             (0.34)                  --                  --
                                                                         ---------------     ---------------     ---------------
  Net income (loss) available to common shareholders................     $       (1.69)      $       (1.22)      $         0.14
                                                                         ===============     ===============     ===============
Weighted average common and common equivalent shares................            187,801             182,796             172,958
                                                                         ===============     ===============     ===============

Pro forma amounts, assuming the change in accounting principle is applied retroactively:

Net income (loss) available to common shareholders..................                         $    (256,265)      $        5,085
Diluted earnings (loss) per share...................................                         $       (1.40)      $         0.03

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                            ALLIED WASTE INDUSTRIES, INC.
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   (in thousands)

                                                                                  Additional                              Total
                                                 Preferred        Common            Paid-In          Retained         Stockholders'
                                                   Stock           Stock            Capital           Deficit            Equity
                                                ------------    ------------     --------------    --------------    ---------------
Balance as of December 31, 1996...............  $         1     $     1,501      $   439,060       $   (55,344)      $       385,218
  Common stock issued, net....................           --             221          357,798                --               358,019
  Warrants repurchased........................           --              --          (49,000)               --              (49,000)
  Stock grant amortization....................           --              --              381                --                   381
  Stock options and warrants exercised........           --              13            4,195                --                 4,208
  9% Cumulative Convertible preferred
    stock and convertible notes converted.....          (1)              17            2,174                --                 2,190
  Dividends declared on preferred stock.......           --              --             (381)               --                 (381)
  Equity transactions of pooled companies.....           --              62          245,050            (7,324)              237,788
  Net income..................................           --              --               --            24,042                24,042
                                                ------------    ------------     --------------    --------------    ---------------

Balance as of December 31, 1997...............           --           1,814          999,277          (38,626)               962,465
  Common stock issued, net....................           --              13           26,474                --                26,487
  Stock grant amortization....................           --              --            1,251                --                 1,251
  Stock options and warrants exercised........           --              18           23,547                --                23,565
  Equity transactions of pooled companies.....           --              --          158,357           (18,999)              139,358
  Net loss....................................           --              --               --          (223,052)            (223,052)
                                                ------------    ------------     --------------    --------------    ---------------

Balance as of December 31, 1998...............           --           1,845        1,208,906          (280,677)              930,074
  Common stock issued, net....................           --               2              220                --                   222
  Stock options and warrants exercised........           --              14           20,480                --                20,494
  Dividends declared on Series A Senior

    Convertible Preferred Stock...............           --              --          (27,789)               --              (27,789)
  Equity transactions of pooled companies.....           --              24            3,582               117                 3,723
  Net loss....................................           --              --               --          (288,728)            (288,728)
                                                ------------    ------------     --------------    --------------    ---------------
Balance as of December 31, 1999...............  $        --     $     1,885      $1,205,399        $  (569,288)      $       637,996
                                                ============    ============     ==============    ==============    ===============

   The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                            ALLIED WASTE INDUSTRIES, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   (in thousands)

                                                                                               Year Ended December 31,
                                                                                 ---------------------------------------------------
                                                                                      1999               1998               1997
                                                                                 ---------------    ---------------    -------------
Operating activities --
Net income (loss)...........................................................     $  (288,728)       $   (223,052)      $      24,042
Adjustments to reconcile net income (loss) to cash provided by operating activities--
Provisions for:
  Depreciation and amortization.............................................          384,094             179,965            158,238
  Non-cash acquisition related and unusual costs and asset impairments......          105,186              88,228                 --
  Cumulative effect of change in accounting principle, net of income tax               64,255                  --                 --
benefit.....................................................................
  Undistributed earnings of equity investment in unconsolidated subsidiary..           13,217                  --                 --
  Doubtful accounts.........................................................           10,305               8,086              4,228
  Accretion of senior discount notes and amortization of debt issuance costs           27,155              33,057             26,630
  Deferred income tax provision (benefit)...................................        (115,964)              24,636            (1,794)
  Gain on sale of assets....................................................          (5,346)             (3,521)            (7,250)
  Extraordinary losses due to early extinguishments of debt, net of income tax
  benefit and cash premium paid.............................................            3,223             118,957             50,518
Cash premium paid due to early extinguishments of debt......................               --           (173,159)           (64,439)
Change in operating assets and liabilities, excluding the effects of purchase acquisitions--
  Accounts receivable, prepaid expenses, inventories and other..............        (100,586)            (58,517)          (131,840)
  Accounts payable, accrued liabilities, unearned income, and other.........           13,099             159,862             70,803
  Acquisition related accruals..............................................          382,643              20,244                 --
  Closure and post-closure provision........................................           35,242              17,607             12,920
  Closure, post-closure and environmental expenditures......................         (38,784)            (23,000)           (14,590)
                                                                                 -------------      -------------      -------------
Cash provided by operating activities.......................................          489,011             169,393            127,466
                                                                                 -------------      -------------      -------------

Investing activities --
  Cost of acquisitions, net of cash acquired................................      (7,589,597)           (312,986)          (498,706)
  Accruals for acquisition price............................................           15,171                  --                 --
  Net contributions to unconsolidated subsidiaries..........................         (17,011)                  --                 --
  Capital expenditures, excluding acquisitions..............................        (339,192)           (301,742)          (188,005)
  Capitalized interest......................................................         (25,474)            (67,499)           (37,568)
  Proceeds from sale of assets..............................................           53,246              12,070              5,404
  Proceeds from sale of assets held for sale................................          468,880                  --            524,716
  Change in deferred acquisition costs and notes receivable.................         (28,555)             (8,184)            (7,926)
                                                                                 -------------      -------------      -------------
Cash used for investing activities..........................................      (7,462,532)           (678,341)          (202,085)
                                                                                 -------------      -------------      -------------

Financing activities --
  Net proceeds from sale of common stock and exercise of stock options
    and warrants............................................................           10,198              11,324            329,019
  Net proceeds from sale of preferred stock.................................          973,881                  --                 --
  Proceeds from long-term debt, net of issuance costs.......................        8,672,295           2,725,262          1,336,780
  Repayments of long-term debt..............................................      (2,601,190)         (2,265,741)        (1,791,799)
  Repurchase of warrant.....................................................               --                  --           (49,000)
  Other long-term obligations...............................................               --               2,745             12,886
  Dividends paid............................................................               --                  --              (525)
  Equity transactions of pooled companies...................................               --              41,780            200,563
                                                                                 -------------      -------------      -------------
Cash provided by financing activities.......................................        7,055,184             515,370             37,924
                                                                                 -------------      -------------      -------------
Increase (decrease) in cash and cash equivalents............................           81,663               6,422           (36,695)
Cash and cash equivalents, beginning of period..............................           39,742              33,320             70,015
                                                                                 -------------      -------------      -------------
Cash and cash equivalents, end of period....................................     $    121,405       $      39,742      $      33,320
                                                                                 =============      =============      =============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. Organization and Summary of Significant Accounting Policies

   Allied Waste Industries, Inc., a Delaware corporation, ("Allied" or "we") is the second largest, non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous waste collection, transfer, recycling and disposal services in 42 states located primarily in the Atlantic, Central, Great Lakes, Midwest, Northeast, Southeast, Southwest and West regions of the United States.

   On July 30, 1999, we completed the acquisition of Browning-Ferris Industries, Inc. ("BFI") for approximately $7.7 billion of cash and the assumption of approximately $1.9 billion of BFI debt. Prior to the acquisition, BFI was the second largest non-hazardous solid waste company in North America and provided integrated solid waste management services, including residential, commercial and industrial collection, transfer, disposal and recycling. As of the date of acquisition, BFI serviced approximately 7.3 million customers through a network of 221 collection companies, 86 transfer stations, 84 landfills, and 102 recycling facilities and had annual revenues of approximately $4.2 billion.

   Principles of consolidation and presentation --

   The Consolidated Financial Statements include the accounts of Allied and our subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The Consolidated Financial Statements and accompanying notes have also been restated to reflect material acquisitions accounted for as poolings-of-interests (See Note 2).

   Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

   Cash and cash equivalents --

   Cash equivalents are investments with original maturities of less than 90 days and are stated at quoted market prices. Cash and cash equivalents are net of approximately $169.2 million and $32.7 million of outstanding checks and deposits in transit at December 31, 1999 and 1998, respectively.

   Concentration of credit risk --

   Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and trade receivables. We place our cash and cash equivalents with high quality financial institutions and limit the amount of credit exposure with any one financial institution.

   We provide services to approximately 9.9 million residential, commercial and industrial customers throughout the United States. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base. We perform ongoing credit evaluations of our customers, but do not require collateral to support customer receivables. We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Property and equipment --

   Property and equipment are recorded at cost, which includes interest to finance the acquisition and construction of major capital additions during the development phase, primarily landfills and transfer stations, until they are completed and ready for their intended use. Depreciation is provided on the straight-line method over the estimated useful lives of buildings (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (3-8 years). Statement of Financial Accounting Standard No. 121 ("SFAS 121"), Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of, requires that long-lived assets, such as property and equipment, and certain identifiable intangibles be reviewed for impairment whenever events or changes in
   circumstances   indicate  the  carrying   amount  of  an  asset  may  not  be
   recoverable.

   The  cost of  landfill  airspace,  including  original  acquisition  cost and incurred and projected landfill construction costs, is amortized over the capacity of the landfill based on a per unit basis as landfill airspace is consumed. We periodically review the realizability of our investment in operating landfills. Should events and circumstances indicate that any of our landfills be reviewed for possible impairment, such review for recoverability will be made in accordance with Emerging Issues Task Force Discussion Issue No. 95-23 ("EITF 95-23") The Treatment of Certain Site Restoration/Environmental Exit Costs When Testing a Long-Lived Asset for Impairment. The EITF outlines how cash flows for environmental exit costs should be determined and measured.

   Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives, are charged to expense as incurred. For the years ended December 31, 1999, 1998 and 1997, maintenance and repair expenses charged to cost of operations were $275.6 million, $99.8 million and $80.9 million, respectively. When property is retired, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

   Goodwill --

   Goodwill is the cost in excess of fair value of identifiable assets in purchase business combinations and is amortized on a straight-line basis over 40 years. We allocate goodwill when appropriate, to the district operating the assets based on a percentage of acquired assets' earnings before interest, taxes, depreciation and amortization ("EBITDA") to the total acquired EBITDA. In accordance with SFAS 121, we continually review for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of goodwill might warrant revision or that the balance may not be recoverable. We evaluate possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, and the net book value of assets including goodwill. If undiscounted cash flows are insufficient to recover assets, further analysis is performed in order to determine the amount of the impairment. We record an impairment loss equal to the amount by which the carrying amount of the assets exceeds their fair market value. Fair market value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. In instances where goodwill is identified with assets that are subject to an impairment loss, the carrying amount of the identified goodwill is reduced before making any reduction to the carrying amounts of impaired long-lived assets. See Note 1 - Acquisition related and unusual costs for a discussion of current year asset impairments recorded. Goodwill amortization of $110.7 million, $30.7 million and $26.6 million was recorded for the years ended December 31, 1999, 1998 and 1997, respectively. Accumulated goodwill amortization was $185.3 million and $74.6 million at December 31, 1999 and 1998, respectively.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Other assets --

   Other assets include notes receivable, landfill closure deposits, deferred charges, investments in unconsolidated subsidiaries, prepaid pension costs and miscellaneous non-current assets. Deferred charges include costs incurred to acquire businesses and to obtain debt financing. Upon consummation of an acquisition, deferred costs relating to acquired businesses accounted for as purchases are allocated to goodwill or landfill airspace while costs relating to acquired businesses accounted for as poolings-of-interests are expensed. Direct costs related to acquisitions under evaluation are capitalized and reviewed for realization on a periodic basis. These costs are expensed when management determines that the capitalized costs provide no future benefit. Upon funding of debt offerings, deferred costs are capitalized as debt issuance costs and amortized using the interest method over the life of the related debt. Miscellaneous assets include consulting and non-competition agreements, which are amortized in accordance with the terms of the respective agreements and contracts, generally not exceeding five years.

   Accrued closure and post-closure costs --

   Accrued closure and post-closure costs represent an estimate of the present value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills we currently own and/or operate. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by us for which we are responsible for closure and post-closure. The impact of changes determined to be changes in estimates, based on the annual update, are accounted for on a prospective basis. The present value of estimated future costs are accrued on a per unit basis as landfill airspace is consumed. Discounting of future costs is applied where we believe that both the amounts and timing of related payments are reliably determinable.

   Environmental costs --

   We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value as the timing of cash payments is not reliably determinable. Recoveries of environmental remediation costs from other parties are recorded when their receipts are deemed probable. Environmental liabilities and apportionment of responsibility among potentially responsible parties are accounted for in accordance with the guidance provided by the AICPA Statement of Position 96-1 ("SOP 96-1") Environmental Remediation Liabilities.

   Other long-term obligations --

   Other long-term obligations include the non-current portions of insurance accruals, legal accruals, loss contract and restructuring accruals and other obligations not expected to be paid within the following year.

   Revenue --

   Advance billings are recorded as unearned revenue, and revenue is recognized when services are provided usually within 90 days.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Loss Contracts --

   We review our revenue producing contracts in the ordinary course of business to determine if the direct costs, exclusive of any non-variable costs, to service the contractual arrangements exceed the revenues to be produced by the contract. Any resulting excess direct costs over the life of the contract are expensed at the time of such determination.

   Change in Accounting Principle --

   We evaluated our capitalized interest policy to assess the comparability of the calculation with the change in the business strategy resulting from the acquisition of BFI. As a result of this assessment, we changed the method of calculating capitalization of interest under Statement of Financial Accounting Standard No. 34, Capitalization of Interest Cost ("SFAS 34"). Previously, interest was capitalized using a method that defined the area of a landfill under development as all acreage considered available for development. Actual acquisition, permitting and construction costs incurred related to the area under development qualified for interest capitalization. Any costs incurred related to areas already developed and accepting waste no longer qualified for interest capitalization. Under the new methodology, the area of a landfill under development is defined as only the portion of the permitted acreage currently undergoing active cell development. The effect of this change in definition is to substantially reduce the acreage qualifying for interest capitalization. The costs upon which interest is capitalized continue to include the actual acquisition, permitting and construction costs incurred for cell development. Consistent with the prior policy, as construction of an area is completed and the area becomes available for use, the cell no longer qualifies for interest capitalization.

   The adoption of this method, which is accounted for as a change in accounting principle, reflects the change in our operating strategy as a result of the BFI acquisition. Previously our strategy was focused on the acquisition and development of waste disposal capacity. Through the BFI acquisition, we substantially achieved our previous strategy and are now focusing on the increased utilization of landfill capacity.

   The impact of the change in accounting principle is a cumulative charge of approximately $106.2 million ($64.3 million net of income taxes). The effect of the change on the year ended December 31, 1999 was to decrease net income before cumulative effect of a change in accounting principle by $14.8 million ($0.08 per share) and net income after cumulative effect of a change in accounting principle by $79.1 million ($0.42 per share). The pro forma amounts shown on our Consolidated Statements of Operations reflect the effect of retroactive application on capitalized interest in the prior periods that would have been recorded had the new method been in effect during these periods and the related income tax benefit.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   Acquisition related and unusual costs --

   1999:

      During the year ended December 31, 1999, we recorded $588.9 million of acquisition related and unusual costs primarily associated with the $9.6 billion acquisition of BFI, which was accounted for as a purchase (See
      Note 2). The costs primarily relate to environmental related matters, litigation liabilities, risk management liabilities, loss contract provisions, transition costs and the write-off of deferred costs relating to the acquisition. These costs are comprised of the following:

      We recorded a charge of approximately $267.0 million related to changes in estimates of environmental liabilities associated with BFI's operations. In connection with our due diligence and integration process, assessments of the acquired operations were performed by third-party and in-house engineers. Based on these assessments, we made changes in accounting estimates of approximately (i) $133.7 million associated with the
      Superfund  accrual  for over 150 CERCLA  cases in which BFI was  involved,
      (ii) $30.3 million associated with the remedial accrual for sites in which BFI was involved with remedial action plans, (iii) $56.3 million associated with the environmental accrual for various containment and treatment matters at 76 active or closed BFI landfills, and (iv) $46.7 million associated with the accrual for the remedial and closure requirements of four BFI hazardous waste facilities.

      Management believes the environmental accrual as of December 31, 1999 represents the most probable outcome of these matters based on our intended remediation plans. We do not expect that adjustments to these estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations.

      We recorded a charge of approximately $93.5 million related to changes in estimates of litigation liabilities associated with BFI's operations. In connection with our due diligence and integration process, assessments of the acquired operations and outstanding litigation were performed by third-party and in-house legal counsel. We evaluated over 150 cases involving employee-related matters, insurance related matters, regulatory matters, collection matters and contract disputes. Accordingly, we increased the litigation accrual based on the most probable loss to be incurred.

      Management believes the litigation accrual as of December 31, 1999 represents the most probable outcome of outstanding assessments, claims and cases. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. As of December 31, 1999, we believe that it is possible that the ultimate outcome of the litigation matters could result in approximately $10 million of additional liability.

      We recorded an increase of approximately $20.0 million to the self-insurance accruals based on the results of a third-party actuarial review performed in connection with due diligence and integration of the BFI acquisition. As of September 30, 1999, we instituted a guaranteed cost insurance program for all casualty insurance coverages. As a result, we are fully insured for any such claims occurring subsequent to that date.

      In connection with the integration of the BFI acquisition, we reviewed the existing contracts of the business for recoverability. Several contracts were identified which were in a loss position when the direct costs (excluding any non-variable type costs) attributable to the contract were deducted from the revenue to be generated by the contract. Consistent with our accounting policies, we recorded a charge of approximately $32.6 million to operations for the excess of costs over revenues of the identified contracts.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      As a result of the acquisition of BFI, management reassessed the level of acquisitions that it would pursue in the future and decided that certain companies that were being targeted will no longer be pursued. Accordingly, we wrote off $26.1 million of deferred charges previously incurred in connection with these potential acquisitions. Additionally, we wrote off $33.8 million of commitment fees paid in connection with a portion of the financing of the BFI acquisition. These fees were associated with funds that were not ultimately drawn due to alternative sources of financing becoming available. However, as secured financing for the entire purchase price of the acquisition was a condition of the signing of the merger agreement with BFI, and the debt associated with these fees was not incurred, the cost was written off in the third quarter.

      In connection with the integration plan for BFI, we identified and notified approximately 1,500 employees that they would be retained for a specified period, generally not exceeding nine months from the acquisition date, to perform transition related functions. Subsequent to the specified time period, they will be terminated. Additionally, we identified certain offices and operations, which are duplicative, and we are in the process of consolidating these operations. As these transition costs are not accruable until committed or paid, approximately $67.4 million of transition costs were expensed during 1999. Additionally, we accrued approximately $10.0 million of committed transition costs during the year. We estimate that we may incur approximately $115 million of additional transition expenses associated with the integration of BFI over the subsequent quarters.

      Additionally, we recorded approximately $43.5 million of non-cash asset impairments related to the valuation of Allied assets held for sale, approximately $1.8 million of non-cash asset impairments related to duplicative facilities, and approximately $0.4 million of restructuring and abandonment costs related to other 1999 acquisitions.

      Any subsequent changes in estimates of acquisition related and unusual costs will be included in the acquisition related and unusual costs caption of the statement of operations in the period in which the change in estimate is made. During 1999, approximately $7.2 million of accrued acquisition related costs associated with 1998 acquisitions were reversed to acquisition related and unusual costs.

      The following table reflects the cash activity related to the acquisition related and unusual costs accrued during 1999 (in thousands):


                                               1999
                                             Additions            1999                                       Balance
                                              through           Non-Cash              1999                  Remaining
                                            Expense(1)          Charges           Expenditures          December 31, 1999
                                           --------------    ---------------     ----------------     -----------------------
Transition costs....................       $    77,350       $          --       $      (74,654)             $     2,696
Restructuring and abandonment
  costs.............................               387                  --                    --                     387
Loss contracts......................            32,643                  --               (6,058)                  26,585
Environmental, litigation, and
  regulatory compliance costs.......           380,500                  --               (9,455)                 371,045
Asset impairments...................           105,186           (105,186)                    --                      --
                                           --------------    --------------      ---------------             --------------
  Total.............................       $   596,066       $   (105,186)       $      (90,167)             $   400,713
                                           ==============    ==============      ===============             ==============

(1)     Additionally  during 1999,  we reversed  approximately  $7.2 million of accruals to  acquisition  related and unusual costs related to 1998 acquisitions.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   1998:

      During the year ended December 31, 1998, we recorded acquisition related and unusual costs in the amount of $317.6 million. These costs consist of transaction and deal costs, employee severance and transition costs, environmental related matters, litigation liabilities, regulatory compliance matters, restructuring and abandonment costs, loss contract provisions and non-cash asset impairment charges. We do not anticipate that future costs to be incurred in connection with the 1998 acquisitions will be significant as restructuring and transition activities associated with these acquisitions had been substantially completed as of December 31, 1998. The 1998 acquisition related and unusual costs discussed below predominantly relate to acquisitions accounted for as poolings-of-interests and consist of the following:

      Direct transaction and deal costs of $51.2 million including investment banker, attorney, accountant, environmental assessment and other third-party fees. Approximately $11.7 million was accrued at December 31, 1998 and was paid during the first six months of 1999.

      Employee severance and transition costs of $73.6 million consisted of $39.3 million in termination payments made to employees of acquired companies based on change of control provisions in preexisting contracts and $34.3 million of costs associated with severance payments under exit or integration plans implemented in connection with acquisitions made during 1998. Exit plans primarily related to the elimination of duplicate corporate and administrative offices of companies acquired. Integration plans included the combination of field activities for human resource, accounting, facility maintenance, health and safety compliance and customer service activities of companies acquired with field activities similar to ours. The exit and integration plans called for the termination of approximately 800 employees who performed managerial, sales, administrative support, maintenance and repair, or hauling and landfill operations duties. All employees were identified and notified of their severance or transition benefits at the time management approved the plan, which occurred at or around the time of the acquisitions. Approximately $10.1 million was accrued at December 31, 1998, substantially all of which has been paid in 1999.

      Environmental related matters, litigation liabilities and regulatory compliance matters assumed in acquisitions totaled $73.4 million. Subsequent to the acquisitions, we made certain changes in accounting estimates due to events and new information becoming available for environmental liabilities of approximately $41.1 million, litigation liabilities of approximately $20.8 million and regulatory compliance liabilities of approximately $11.5 million.

      As part of our acquisition due diligence process, environmental assessments were performed at the time of acquisition by third-party and in-house engineers. The assessments were performed at over 150 operating sites owned or used by the 54 companies acquired by Allied in 1998. Additional environmental liabilities were accrued based on the results of the assessments and represent the most probable outcome of these identified contingent matters. Additional accrued environmental liability of $27.1 million was comprised of required remedial activities identified at 28 separate locations. These locations include eight landfills acquired by Allied, 15 landfills not owned by Allied, but used for disposal by collection companies acquired, and transfer stations and maintenance facilities acquired. Required remedial activities include the removal and treatment of waste improperly disposed of, containment and abatement of landfill gas migration, removal and disposal of contaminated soil and hazardous waste and legal and administrative costs of the settlement of Superfund claims. The additional $14 million of environmental accruals related to removal and treatment of leachate at landfills, the level of which exceeded permitted amounts at seven of the acquired landfills. At December 31, 1998, approximately $41.1 million and $15.8 million was accrued for environmental matters and legal and regulatory compliance matters, respectively, which are expected to be disbursed in future periods.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      The change in estimate relating to litigation and regulatory compliance liabilities was accrued based on legal due diligence performed by in-house and outside legal counsel for acquired companies at the time of acquisition and the determination of the most probable loss incurred. As a result of this legal due diligence, we identified 14 companies acquired in business combinations accounted for as poolings-of-interest which had an aggregate of 54 asserted and unasserted claims involving matters such as contract disputes, employment related disputes, real and personal property and sales tax issues and billing disputes. Additionally, we identified regulatory compliance issues related to 12 companies acquired, which included citations for certain state and federal health, safety and transportation violations and the associated costs of fines, assessments and required maintenance costs to bring facilities and equipment into compliance.

      Restructuring and abandonment costs were $42.1 million in business combinations accounted for as pooling-of-interests. Costs to relocate redundant operations and to transition them to common information systems were $23.1 million. Redundant operations consisted primarily of activities for human resources, accounting, facility maintenance, health and safety compliance and customer service which were performed in field offices of companies acquired. Abandonment costs and losses on the disposal of duplicate revenue producing assets relating to specifically identified transfer stations and recycling facilities were $8.8 million. Revenue and net operating income of the abandoned operations represented less than one percent of our consolidated amounts. Additionally, $10.2 million of costs were incurred for the disposition of redundant non-revenue producing assets. This includes $7.6 million that was accrued at December 31, 1998 in accordance with exit and integration plans, substantially all of which has been paid in 1999. This accrual was for payments under non-cancelable lease agreements for corporate offices that were vacated and other costs to close corporate facilities after operations have ceased under exit plans implemented during 1998 at five companies acquired.

      Loss contract provisions were $7.6 million for losses associated with collection contracts and other contractual obligations assumed in acquisitions. Approximately $5 million was accrued at December 31, 1998 and was paid during 1999.

      During the fourth quarter of 1998, we recognized non-cash asset impairment charges aggregating $69.7 million. These charges related to assets held for future use and assets which were disposed during the first six months of 1999. An impairment charge of $45.9 million, with no associated tax benefit, was recorded relating to goodwill recorded by American Disposal Services, Inc. ("ADSI") in connection with ADSI's September 1997 acquisition of Fred Barbara Trucking, a private waste transportation business. Additionally, an impairment charge of $23.8 million was recorded for the write-down to net realizable value less cost of disposal of assets to be sold relating to non-core or non-integrated operating districts.

Any subsequent changes in estimates of acquisition related and unusual costs will be included in the acquisition related and unusual costs caption of the statement of operations in the period in which the change in estimate is made. During 1999, approximately $7.2 million accrued acquisition-related costs associated with 1998 acquisitions were reversed to acquisition related and unusual costs.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reflects the activity related to the 1998 acquisition related and unusual costs (in thousands):


                                                                                                                  Balance
                                                  1998                                                           Remaining
                                  1998          Non-cash        1998             1999             1999         December 31,
                                 Expense        Charges     Expenditures     Expenditures     Adjustments          1999
                               ------------  -------------  --------------  ---------------  ---------------  ----------------
Transaction and deal costs...  $    51,200   $        --    $    (39,529)   $    (10,952)    $       (719)    $            --
Severance and transition costs      73,619            --         (63,493)         (8,800)            (854)                472
Restructuring and abandonment

  costs......................       42,098      (18,514)         (15,954)         (2,353)          (4,680)                597
Loss contracts...............        7,569            --          (2,587)         (4,623)            (359)                 --
Environmental, litigation and
  regulatory compliance costs       73,416            --         (16,482)        (16,589)            (599)             39,746
Asset impairments............       69,714      (69,714)               --              --               --                 --
                               ------------  -------------  --------------  ---------------  ---------------  ----------------
Total........................  $   317,616   $  (88,228)    $   (138,045)   $    (43,317)    $     (7,211)    $        40,815
                               ============  =============  ==============  ===============  ===============  ================

      Extraordinary Losses --

      1999:

      In July 1999, we replaced our credit facility and recognized an extraordinary charge of approximately $5.3 million ($3.2 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.

      1998:

      In December 1998, we replaced our 1996 Notes and Senior Discount Notes with $1.7 billion in senior notes and recognized a charge of approximately $201.2 million ($121.7 million net of income tax benefit) related to premiums paid for the early payment of the 1996 Notes and the Senior
      Discount Notes and the write-off of previously deferred debt issuance costs. In June 1998, we replaced our credit facility and recognized an extraordinary charge of approximately $5.1 million ($3.1 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      1997:

      In May 1997, we repurchased from the Laidlaw, Inc. two junior subordinated debentures with an aggregate face amount of $318 million and a warrant to acquire 20.4 million shares of common stock, used as partial consideration for the acquisition of the solid waste operations of Laidlaw, Inc., for an aggregate purchase price of $230 million in cash. An extraordinary charge to earnings related to the repurchase of approximately $65.7 million ($39.4 million net of income tax benefit) was recorded. In addition, we replaced our $1.275 billion Bank Agreement with the $900 million senior credit facility (the "1997 Credit Agreement") in June 1997 and recognized an extraordinary charge of approximately $21.6 million ($13.0 million net of income tax benefit).

      In September 1997, we sold 18.6 million shares of common stock with net proceeds from the equity offering of approximately $327.4 million. We used $203 million of the net proceeds from the equity offering to retire a portion of the term loan facility of the 1997 Credit Agreement and $71 million to repay the entire amount outstanding on the revolving credit facility. As a result of the early repayment of debt outstanding under the term loan facility, we recognized an extraordinary charge in the third quarter of 1997 of approximately $1.3 million ($0.8 million net of income tax benefit) for the write-off of previously deferred debt issuance costs.

      Statements of cash flows --

      The supplemental cash flow disclosures and non-cash transactions for the three years ended December 31, 1999 are as follows (in thousands):

                                                                                Year Ended December 31,
                                                                  ----------------------------------------------------
                                                                       1999               1998              1997
                                                                  ---------------    ---------------    --------------
Supplemental Disclosures -
  Interest paid (net of amounts capitalized)..................    $     312,623      $      62,386      $      86,125
  Income taxes paid (proceeds received).......................          (74,855)            33,653             17,244

Non-Cash Transactions -
  Common stock, preferred stock or warrants
    issued in acquisitions or as commissions..................    $       1,573      $     124,854      $      73,570
  Capital leases..............................................               --              1,187             38,693
  Debt and liabilities incurred or assumed in
    acquisitions..............................................        1,850,162             65,409            207,806
  Debt converted to common stock..............................               --                 --              2,265
  Non-cash purchase and sale of operating
    business..................................................               --                 --            181,434

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

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      Interest rate protection agreements --

      Interest rate protection agreements are used to reduce interest rate risks and interest costs of our debt portfolio. We enter into these agreements to change the fixed/variable interest rate mix of the portfolio to reduce our aggregate exposure to increases in interest rates. We do not hold or issue derivative financial instruments for trading purposes. Hedge accounting treatment is applied to interest rate derivative contracts that are designated as hedges of specified debt positions. Amounts payable or receivable under interest rate swap agreements are recognized as adjustments to interest expense in the periods in which they accrue. Net premiums paid for derivative financial instruments are deferred and recognized ratably over the life of the instruments. Under hedge accounting treatment, current period income is not affected by the increase or decrease in the fair market value of derivative instruments as interest rates change because these instruments are not reflected in the financial statements at fair market value.

      Fair value of financial instruments --

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 ("SFAS 107"), Disclosures About Fair Value of Financial Instruments. Our financial instruments as defined by SFAS 107 include cash, money market funds, accounts receivable, accounts payable and long-term debt. We have determined the estimated fair value amounts at December 31, 1999 using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

      The carrying value of cash, money market funds, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments (See Note 6 for fair value of debt).

      Stock-based compensation plans --

      We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, ("APB 25") which does not require a charge to the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-based Compensation requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures with respect to stock compensation and the related assumptions are used to determine the pro forma effects of SFAS 123 (See Note 11).

      Recently issued accounting pronouncements --

      In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of SFAS No. 133. This statement defers, for one-year, the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to those fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recorded as either assets or liabilities and the instruments to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred, depending on the use of the derivative, and whether or not it qualifies as a hedge. We will adopt SFAS No. 133 by January 1, 2001, as required. We are currently assessing the impact of this statement on our results of operations and financial position.

                  ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      2. Business Combinations and Divestitures

      Acquisitions accounted for under the poolings-of-interests method are reflected in the results of operations as if the acquisition occurred on the first day of the earliest year presented. Acquisitions accounted for under the purchase method are reflected in the results of operations since the effective date of the acquisition. For those acquisitions accounted for using the purchase method, we allocate the cost of the acquired business to the assets acquired and liabilities assumed based upon their estimated fair values. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period varies but generally does not exceed one year. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. Purchase accounting adjustments, acquisition-related costs and other possible charges that may arise from the acquisitions may materially impact our future consolidated financial position and consolidated financial results of operations.

      The acquisition of BFI has been accounted for as a purchase and, accordingly, the operating results of BFI have been included in our consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets was acquired of approximately $6.7 billion.

      The following table reflects the allocation of purchase price for the acquisition of BFI, giving effect to asset divestitures described in Note 3 (in thousands):


Current assets, including assets classified as held for sale.................................     $       2,584,387
Property and equipment, net..................................................................             1,943,906
Goodwill.....................................................................................             6,672,992
Non-current assets...........................................................................               678,139
Current liabilities..........................................................................            (1,142,469)
Long-term debt...............................................................................            (1,755,501)
Other long-term obligations..................................................................            (1,327,003)
                                                                                                  --------------------
    Total net assets.........................................................................     $       7,654,451
                                                                                                  ====================

      Included in current liabilities above is approximately $139.7 million of transaction, severance and transition costs of which $99.0 million remains to be paid as of December 31, 1999.

      During 1999, we acquired two companies in transactions accounted for as poolings-of-interests. As the impact of these poolings on net assets, revenues and net income was less than one percent of our consolidated net assets, revenues and net income, prior period financial statements were not restated to include historical operating results of the acquired companies.

      The following table summarizes acquisitions for the three years ended December 31, 1999, excluding the acquisition of BFI:


                                                                       1999              1998               1997
                                                                   --------------    --------------     --------------
Number of businesses acquired accounted for as:

Poolings-of-interests.........................................                2                 19                  9
Purchases.....................................................               52                 35                 26
                                                                   ------------      -------------      -------------
Total acquisitions............................................               54                 54                 35
Total consideration (in millions).............................     $      467.5      $     2,329.0      $       730.8
Shares of common stock issued (in millions)...................              1.6               79.5                7.0


                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

      Unaudited pro forma statement of operations data --

      The following table compares, for the years ended December 31, 1999 and 1998, reported consolidated results of operations to unaudited pro forma consolidated data as if all of the companies acquired in 1999 and 1998 accounted for using the purchase method for business combinations were acquired as of January 1, 1998 (in thousands, except per share data):

                                                                           1999                                  1998
                                                            -----------------------------------    ---------------------------------
                                                              Reported           Pro Forma(1)         Reported         Pro Forma(1)
                                                            --------------      ---------------    ---------------    --------------
Revenues.........................................           $  3,341,071        $    5,434,956     $   1,575,612      $    5,179,803
Net loss before extraordinary losses and cumulative
  effect of change in accounting principle.................     (221,250)            (383,870)           (98,251)          (347,633)
Net loss available to common shareholders before
  extraordinary losses and cumulative effect of change
  in accounting principle..................................     (249,039)            (453,286)           (98,251)          (414,235)
Net loss available to common shareholders before
  extraordinary losses and cumulative effective of
  change in accounting principle per common
  share - basic............................................        (1.33)               (2.42)             (0.54)             (2.25)
Net loss available to common shareholders before
  extraordinary losses and cumulative effective of
  change in accounting principle per common
  share - diluted..........................................        (1.33)               (2.42)             (0.54)             (2.25)

(1) The pro forma results of operations exclude planned divestitures of certain BFI operations resulting from the acquisition of BFI and exclude any projected annual cost savings.

      This data does not purport to be indicative of our results of operations that might have occurred, nor which might occur in the future.


   3.       Assets Held for Sale

   The ability to successfully implement our vertical integration business plan is a key consideration in determining whether we will continue to operate in a specific market. In the normal course of business, we have exited markets in which the execution of the vertical integration business plan was not practicable.

   In October 1998, we formalized plans to dispose of certain operating districts (the "Operating Districts") that represented non-core or non-integrated operations. We entered into agreements to sell these operations and in accordance with SFAS 121 recorded an impairment loss to reduce the carrying value of the assets to net realizable value including an accrual for the cost of disposal. We completed the sale of these assets during the first six months of 1999.

   In July 1999, management formalized plans to dispose of certain operations required to be divested by governmental order as a condition for approval of the acquisition of BFI (the "Allied Divestitures"). Additionally, management identified other Allied operating districts (the "Allied Operations") in which our vertical integration plan was not practicable as a result of the BFI transaction and therefore these districts were identified for divestiture. All of these operations had been owned prior to the acquisition of BFI. In accordance with SFAS 121, an impairment loss of $43.5 million was recorded during 1999 to reduce the carrying value of the assets to the net realizable value including an accrual for the cost of disposal.

   We completed the sale of certain assets of the Allied Divestitures for approximately $23.0 million during the fourth quarter of 1999. Accordingly, this amount is not included in assets held for sale in the consolidated balance sheets at December 31, 1999.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   The results of operations before depreciation and amortization, acquisition related expenses and other income/expense of the Operating Districts, the Allied Divestitures and Allied Operations included in consolidated operating income, in accordance with SFAS 121, was approximately $11.1 million during the 12 months ended December 31, 1999. From the date the assets were classified as held for sale, we excluded from our Consolidated Statements of Operations, in accordance with SFAS 121, depreciation and amortization in the amount of $6.3 million.

   BFI Assets --

   Concurrent with the acquisition of BFI, certain BFI operations were identified by management as non-core or non-integrated operations and are expected to be divested along with certain operations required by governmental order to be divested. These operations include BFI's Canadian operations ("BFI Canada"), medical waste operations ("BFI Medical Waste"), gas systems operations ("BFI Gas") and certain solid waste operations ("BFI Solid Waste Divestitures") (collectively, the "BFI Divestitures"). The sales of these operations are being accounted for in accordance with Emerging Issues Task Force Issue 87-11 -- Allocation of Purchase Price to Assets to Be Sold. The BFI Divestitures are being carried at the net realizable value based on the current terms of transactions expected to be closed in 2000 including accruals for cost of disposal, operating income and allocable interest expense. Accordingly, approximately $49.7 million of consolidated operating income excluding acquisition related charges and other income and approximately $45.5 million of allocable interest expense related to the BFI Divestitures were excluded from the consolidated statements of operations for the 12 months ended December 31, 1999 and was included in assets held for sale on the consolidated balance sheet.

   We completed the sale of BFI Medical Waste to Stericycle, Inc. for approximately $410.5 million in cash and certain assets of the BFI Solid Waste Divestitures for approximately $27.7 million during the fourth quarter of 1999. Accordingly, these amounts are not included in assets held for sale in the Consolidated Balance Sheets at December 31, 1999.

   At December 31, 1999, and 1998, the assets held for sale totaled $891.9 million and $143.8 million, respectively, and are classified as current assets on the Consolidated Balance Sheets and are summarized as follows (in thousands):

                                                                 December 31, 1999                December 31, 1998
                                                                ---------------------            ---------------------
Accounts receivable, net..................................      $        90,396                  $        16,608
Other current assets......................................               16,478                            4,460
Property and equipment, net...............................              616,973                           55,869
Goodwill, net.............................................              247,383                          106,214
Other long-term assets....................................                5,405                            1,595
Current liabilities.......................................              (64,682)                          (1,785)
Long-term liabilities.....................................              (20,053)                         (39,211)
                                                               ---------------------            ---------------------
  Total net assets........................................      $       891,900                  $       143,750
                                                               =====================            =====================

   4.       Property and Equipment

   Property and equipment at December 31, 1999 and 1998 is as follows (in thousands):

                                                                        1999                             1998
                                                                ---------------------            ---------------------
Land and improvements.....................................      $       437,119                  $       168,569
Land held for permitting as landfills(1)..................               98,914                           95,463
Landfills.................................................            1,637,782                        1,063,598
Buildings and improvements................................              454,416                          162,989
Vehicles and equipment....................................            1,114,130                          500,811
Containers and compactors.................................              611,889                          247,173
Furniture and office equipment............................              120,636                           18,655
                                                                ---------------------            ---------------------
                                                                      4,474,886                        2,257,258
Accumulated depreciation and amortization.................             (736,498)                        (481,233)
                                                                ---------------------            ---------------------
                                                                $     3,738,388                  $     1,776,025
                                                                =====================            =====================

(1)    These  properties  have been approved for use as  landfills,  and we are currently in the process of obtaining the necessary permits.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   5.       Investments In Unconsolidated Subsidiaries

   We use the equity method of accounting for investments in unconsolidated subsidiaries over which we exercise control through a 20% to 50% ownership interest. The summarized combined balance sheet, and the statement of operations data presented in the table below indicates amounts related to the following equity investees acquired in the BFI acquisition in which we exercise control through a 50% ownership interest: American Ref-Fuel Company, American Ref-Fuel Company of Hempstead, American Ref-Fuel Company of Essex, American Ref-Fuel Company of Southeastern Connecticut, American Ref-Fuel Company of Niagara, LP, American Ref-Fuel Company of SEMASS, LP, American Ref-Fuel Operations of SEMASS, LP. There were no investments in unconsolidated subsidiaries prior to the acquisition of BFI (in thousands).


                     Summarized Combined Balance Sheet Data

                                                                                                 December 31, 1999
                                                                                            --------------------------
Current assets........................................................................           $         147,863
Property and equipment, net of accumulated depreciation...............................                   1,116,711
Other non-current assets..............................................................                     248,378
Current liabilities...................................................................                     127,989
Long-term debt, net of current portion................................................                   1,123,414
Other long-term liabilities...........................................................                     199,828
Retained earnings.....................................................................                      61,721


                Summarized Combined Statement of Operations Data

                                                                                               For the Period
                                                                                                July 31, 1999
                                                                                                    through
                                                                                                December 31, 1999
                                                                                            --------------------------
                                                                                                   (unaudited)
Total revenue.........................................................................           $         146,940
Operating income......................................................................                      52,216
Net income............................................................................                      27,328

   Our investments in and advances to equity investees approximates $274.7 million at December 31, 1999, consisting of investments in excess of underlying equity of $170.1 million, subordinated note and other receivables of $73.7 million, and our proportional share of net assets of $30.9 million.

   For the period from July 31, 1999 through December 31, 1999, our equity in earnings of equity investees and dividends received from equity investees were approximately $20.8 million and $34.0 million, respectively. Differences between the equity in earnings of equity investees we reported and our proportionate share of the combined earnings of the related investees have resulted principally from accounting differences in the recognition of expenses, goodwill amortization and the elimination of intercompany transactions.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   6.       Long-term Debt

   Long-term debt at December 31, 1999 and 1998 consists of the following (in thousands):


                                                                                                     1999                1998
                                                                                                ---------------     ---------------
Senior credit facility, weighted average interest and effective rate of 6.00%.............      $           --      $      300,000
Revolving credit facility, effective rate of 9.00%........................................              65,000                  --
Senior notes, interest at 7.38%, effective rate of 7.41%, net of unamortized discount
  of $274 and $331........................................................................             224,726             224,669
Senior notes, interest and effective rate of 7.63%........................................             600,000             600,000
Senior notes, interest at 7.88%, effective rate of 7.91%, net of unamortized discount
  of $1,417 and $1,522....................................................................             873,583             873,478
Asset sale term loan facility, effective rate of 9.00%....................................              99,496                  --
Tranche A term loan facility, effective rate of 8.68%.....................................           1,750,000                  --
Tranche B term loan facility, effective rate of 8.88%.....................................           1,250,000                  --
Tranche C term loan facility, effective rate of 9.13%.....................................           1,500,000                  --
Tranche D term loan facility, effective rate of 10.50%....................................             500,000                  --
Senior subordinated notes, interest at 10.00%, effective rate of 9.92%, including
  unamortized premium of $8,119...........................................................           2,008,119                  --
Senior notes, interest at 6.10%, effective rate of 8.63%, net of unamortized discount
  of $10,671..............................................................................             146,018                  --
Senior notes, interest at 6.38%, effective rate of 9.78%, net of unamortized discount
  of $25,446..............................................................................             135,754                  --
Senior notes, interest at 7.88%, effective rate of 9.08%, net of unamortized discount
  of $3,240...............................................................................              66,261                  --
Debentures, interest at 7.40%, effective rate of 10.38%, net of unamortized discount
  of $81,526..............................................................................             278,474                  --
Debentures, interest at 9.25%, effective rate of 9.95%, net of unamortized discount
  of $4,778...............................................................................              94,722                  --
Market value put securities, interest at 6.08%, effective rate of 6.32%, net of
  unamortized discount of $295............................................................             249,705                  --
Solid waste revenue bond obligations, weighted average interest rate of 6.30% and 7.02%, weighted average effective rate of 6.50% and 7.02% at December 31, 1999 and 1998,
respectively, net of unamortized discount of $5,131 and $0, respectively..................             316,299              81,050
Notes payable to banks, finance companies, and individuals, weighted average interest rates of 5% - 10%, and principle payable through 2007, secured by vehicles,
  equipment, real estate, accounts receivable or stock of certain subsidiaries............              54,648               6,326
Notes payable to individuals and a commercial company, interest of 5%-10%,
  principal and interest payable through 2006, unsecured..................................              15,624              18,296
Obligations under capital leases of vehicles and equipment, weighted average
  interest of 8.00% and 8.10% at December 31, 1999 and 1998, respectively.................              14,790              36,624
                                                                                                ---------------     ---------------
                                                                                                    10,243,219           2,140,443
Current portion...........................................................................           1,002,928              21,516
                                                                                                ---------------     ---------------
                                                                                                $    9,240,291      $    2,118,927
                                                                                                ===============     ===============

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   In connection with the BFI acquisition in July 1999, we repaid the Senior Credit Facility and entered into a new credit facility (the "1999 Credit
   Facility"). The 1999 Credit Facility provides a $1.5 billion six-year revolving credit facility, a $556 million two-year asset sale term loan (the "Asset Sale Term Loan"), a $1,750 million six-year Tranche A term loan (the "Tranche A Term Loan"), a $1,250 million seven-year Tranche B term loan (the "Tranche B Term Loan"), a $1,500 million eight-year Tranche C term loan (the "Tranche C Term Loan") and a $500 million eight-year Tranche D term loan (the "Tranche D Term Loan").

   The 1999 Credit  Facility bears  interest,  at (a) an Alternate Base Rate, or
   (b) a Eurodollar Rate, both terms defined in the 1999 Credit Facility, plus, in either case, an applicable margin and may be used for acquisitions, the issuance of letters of credit, working capital and other general corporate purposes. Of the $1.5 billion available under the Revolving Credit Facility, no more than $800 million may be used to support the issuance of letters of credit. As of December 31, 1999, approximately $1.0 billion was available on this facility.

   We are required to make prepayments on the 1999 Credit Facility upon completion of certain asset sales and issuances of debt or equity securities. Proceeds from asset sales are to be applied first to reduce borrowings under the Asset Sale Term Loan, second to reduce the borrowings under the Tranche A, B and C Term Loans on a pro rata basis or the Tranche D Term Loan. Required prepayments are to be made based on a percentage of the net proceeds of any debt incurrence or equity issuance. Proceeds of an issuance of debt or equity are first applied to reduce borrowings under the Tranche D Term Loan, second to reduce borrowings under the Asset Sale Term Loan and third to reduce the borrowings under the Tranche A, B and C Term Loans on a pro rata basis.

   In July 1999, Allied Waste North America, Inc. ("Allied NA"; a wholly owned consolidated subsidiary of Allied) issued $2.0 billion of senior subordinated notes (the "1999 Notes") in a Rule 144A offering. In January 2000, these notes were exchanged for substantially identical notes (which are also referred as the 1999 Notes) registered under the Securities Exchange Act of 1933. Interest accrues on the 1999 Notes at an interest rate of 10% per annum, payable semi-annually on May 1 and November 1 beginning on November 1, 1999. We used the proceeds from the 1999 Notes as partial financing of the acquisition of BFI. We, together with substantially all of our subsidiaries, guarantee the 1999 Notes.

   In connection with the BFI acquisition on July 30, 1999, we assumed all of BFI's debt securities with the exception of commercial paper that was paid off in connection with the acquisition. BFI's debt securities were recorded at their fair market values as of the date of the acquisition in accordance with Emerging Issues Task Force Issue 98-1 -- Valuation of Debt Assumed in a Purchase Business Combination. The effect of revaluing the debt securities formerly owned by BFI resulted in an aggregate discount from the face amount of $137.0 million.

   The debt assumed in connection with the acquisition, includes 6.08% Market Value Put Securities ("MVPs") with a face amount of $250 million due January 18, 2002, 6.10% Senior Notes with a face amount of $156.7 million due January 15, 2003, 6.375% Senior Notes with a face amount of $161.2 million due January 15, 2008, 7.875% Senior Notes with a face amount of $69.5 million that mature on March 15, 2005, 9.25% Debentures with a face amount of $99.5 million that mature on May 1, 2021, 7.40% Debentures with a face amount of $360.0 million due September 15, 2035 and solid waste revenue bond obligations with an aggregate face amount of $236.2 million, a weighted average interest rate of approximately 6.06% and various maturity dates through the year 2027.

   The MVPs have a mandatory put on January 18, 2000. First National Bank of Chicago holds an option to purchase the MVPs. We repaid the MVPs on January 18, 2000 when First National Bank of Chicago did not exercise its option to purchase the MVPs.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   The 6.10% Senior Notes, 6.375% Senior Notes and 9.25% Debentures are not redeemable prior to maturity and are not subject to any sinking fund.

   The 7.40% Debentures are not subject to any sinking fund and may be redeemed as a whole or in part, at our option at any time. The redemption price is equal to the greater of (i) the principal amount of the debentures and (ii) the present value of future principal and interest payments discounted at a rate specified under the terms of the indenture.

   In December 1998, Allied NA issued an aggregate of $1.7 billion of senior notes consisting of $225 million 7.375% senior notes due 2004, $600 million 7.625% senior notes due 2006 and $875 million 7.875% senior notes due 2009 in a Rule 144A offering which were subsequently registered for public trading with the SEC in January 1999. Interest accrued on the 1998 Senior Notes is payable semi-annually on January 1 and July 1 beginning on July 1, 1999. We used the net proceeds from the 1998 Senior Notes to fund the redemption of the 1996 Notes and the Senior Discount Notes pursuant to tender offers we commenced in November 1998 and completed in December 1998, to repay borrowings outstanding under the Senior Credit Facility and certain capital lease obligations, and for general corporate purposes. We, together with substantially all of our subsidiaries, guarantee the 1998 Senior Notes.

   In June 1998, we repaid $486.8 million outstanding under the 1997 Credit Agreement and entered into a new credit agreement (the "Credit Agreement"). The Credit Agreement provides a $800 million five year senior secured revolving credit facility and a $300 million five year senior secured term loan facility (together with the revolving credit facility, the "Senior Credit Facility"). The term loan facility is a funded, amortizing senior secured term loan with annual principal payments increasing from $75 million in 2001, to $105 million in 2002, and to $120 million in 2003. Principal under the revolving credit facility is due upon maturity.

   Future maturities of long tem debt --

   Aggregate future maturities of long-term debt outstanding at December 31, 1999 (in thousands):

                         Maturity                  1999
                  ---------------------     ------------------
                  2000                      $    1,002,928(1)
                  2001                               118,889
                  2002                               271,783
                  2003                               510,977
                  2004                               689,417
                  Thereafter                       7,649,225
                                            ------------------
                                            $     10,243,219
                                            ==================

(1) Consists of $111.0 million that will be repaid in 2000 based on the terms of the indebtedness and $891.9 million of other non-current debt classified as current related to the amounts to be repaid from the proceeds of the asset divestitures classified as assets held for sale in current assets on the balance sheet.

   Future payments under capital leases, the principal amounts of which are included above in future maturities of long-term debt, are as follows at December 31, 1999 (in thousands):

      Maturity         Principal              Interest              Total
------------------  ---------------       ----------------    ---------------
 2000             $        3,495        $        1,030       $        4,525
 2001                      3,585                   848                4,433
 2002                      3,837                   480                4,317
 2003                      1,875                   252                2,127
 2004                      1,216                   123                1,339
 Thereafter                  782                    79                  861
                  ---------------       ----------------     ---------------
                  $       14,790        $        2,812       $       17,602
                  ===============       ================     ===============


                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   Fair value of debt and interest rate protection agreements --

   We have interest rate risk relating to long-term variable rate debt. To manage the potential interest rate volatility, we enter into interest rate swaps. Interest rate swaps are used to manage the proportion of fixed and variable rate debt based on market conditions. We do not hold or issue derivative instruments for trading purposes.

   The fair value of our debt and hedging instruments are subject to change as a result of potential changes in market rates and prices. The table below provides information about our long-term debt and interest rate hedges by aggregate principal or notional amounts and weighted average interest rates for instruments that are sensitive to changes in interest rates. The financial instruments are grouped by market risk exposure category (dollars in thousands).

                                                       Balance at               Fair Value at
                                                   December 31, 1999          December 31, 1999
                                                 -----------------------    ----------------------
Long Term Debt
  Fixed Rate Debt:

    Principal amount........................     $     4,725,018            $      4,280,180
    Weighted average interest rate..........                 8.44%
  Variable Rate Debt:
    Principal amount........................     $     5,518,201            $      5,518,201
    Weighted average interest rate(2).......                 8.84%

Interest Rate Swaps(3)
  Callable:
    Notional amount.........................     $     2,650,000            $         14,402
    Weighted average interest rate..........                 5.74%
  Non-Callable:
    Notional amount.........................     $       450,000            $          1,049
    Weighted average interest rate..........                 5.78%


                                        2000          2001         2002        2003        2004        Thereafter          Total
                                    ------------  ------------  ----------  ----------  ----------    ------------     ------------
Long Term Debt
  Fixed Rate Debt:
    Principal amount............     $  25,048     $   6,409     $  9,303    $148,497    $227,917      $ 4,307,844      $ 4,725,018
    Weighted average interest rate         7.63%        8.02%        7.95%       6.13%       7.38%           8.71%            8.44%
  Variable Rate Debt:
    Principal amount............     $977,880(1)   $ 112,480     $262,480    $362,480    $461,500      $ 3,341,381      $ 5,518,201
    Weighted average interest
    rate(2).....................           9.67%        8.63%        8.66%       8.67%       8.68%           8.73%            8.84%


Interest Rate Swaps(3)
  Callable:
    Notional amount.............     $1,500,000    $1,150,000           --          --          --              --      $ 2,650,000
    Weighted average interest rate         5.68%        5.81%           --          --          --              --            5.74%
  Non-Callable:
    Notional amount.............     $ 450,000             --           --          --          --              --      $   450,000
    Weighted average interest rate         5.78%           --           --          --          --              --            5.78%


   (1) Consists of $86.0 million of principal that will be repaid in 2000 based on the terms of the indebtedness and $891.9 million of long-term debt to be repaid from the proceeds of the asset divestitures.

   (2) Reflects the rate in effect as of December 31, 1999 and includes all applicable margins. Actual future rates may vary.

   (3) All interest rate swaps enable us to pay a fixed interest rate in exchange for receiving variable interest rates at LIBOR. We have assumed that interest rate swaps that are callable by the counterparty will be called on the exercise date.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   Debt covenants --

   Our 1999 Credit Facility contains certain financial covenants, including, but not limited to, an EBITDA ratio and an interest expense coverage ratio. Additionally, these covenants limit among other things, our ability and our subsidiaries' ability to incur additional indebtedness and liens make acquisitions and purchase fixed assets above certain amounts, pay dividends, make optional prepayments on certain subordinated indebtedness, make investments, loans or advances, enter into certain transactions with affiliates or consummate a merger, consolidation or sale of all or substantially all of our assets.

   The 1998 Senior Notes and the 1999 Notes contain certain financial and operating covenants and restrictions which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions.

   At December 31, 1999, we were in compliance with all applicable covenants.

   Substantially all of our subsidiaries are jointly and severally liable for the obligations under the 1998 Senior Notes, the 1999 Notes and the 1999 Credit Facility through unconditional guarantees issued by current and future subsidiaries which are all, except in one minor case, wholly-owned by us. In addition, the 1999 Credit Facility is secured by substantially all the personal property and a pledge of the stock of substantially all of our present and future subsidiaries.

   7.       Landfill Accounting

   We have a network of 151 owned or operated active landfills with a net book value of approximately $1.4 billion at December 31, 1999. The landfills have operating lives ranging from one to over 150 years based on available capacity using current annual volumes. The average life of our landfills approximates 39 years. We use a life-cycle accounting method for landfills and the related closure and post-closure liabilities. This method applies the costs associated with acquiring, developing, closing and monitoring the landfills over the associated landfill capacity and associated consumption. On an annual basis, we update the development cost estimates (which include the costs to develop the site as well as the individual cell construction costs), closure and post-closure cost estimates and future capacity estimates for each landfill. The cost estimates are prepared by local company and third-party engineers based on the applicable local, state and federal regulations and site specific permit requirements. Future capacity estimates are updated using aerial surveys of each landfill performed annually by third-party engineers to estimate utilized disposal capacity and remaining disposal capacity. These cost and capacity estimates are reviewed and approved by senior operations management annually.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   Landfill Assets --

   We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the costs associated with acquiring, permitting and developing the entire landfill by the total remaining capacity of that landfill. The resulting per unit amortization rate is applied to each unit disposed at the landfill and is recorded as expense for that period. We expensed approximately $81.5 million, or an average of $1.28 per cubic yard consumed, related to landfill amortization during the year ended December 31, 1999. The following is a rollforward of our investment in our landfill assets excluding land held for permitting as landfills (in thousands):


                                            Net Book Value
                          Cumulative         of Landfills
        Net Book          Change in        Acquired During         Landfill                              Net Book
        Value at         Accounting         1999, net of         Development        Landfill             Value at
   December 31, 1998    Principle(1)      Divestitures (2)          Costs         Amortization       December 31, 1999
----------------------- --------------  ---------------------- ----------------- ---------------- -----------------------

    $      924,698        (85,965)             501,735             162,754          (81,549)          $    1,421,673

(1) Amount relates to the charge resulting from the change in accounting principle for interest previously capitalized at our active landfills (See Note1).

(2)     Landfills classified as assets held for sale are included as divestitures.

   Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, engineering and legal fees, and capitalized interest. Estimated total future development cost for our 151 active landfills is approximately $2.6 billion, excluding capitalized interest, and we expect that this amount will be spent over the remaining operating lives of the landfills. We have available disposal capacity of approximately 2.7 billion cubic yards as of December 31, 1999. We classify this total disposal capacity as either permitted (having received the final permit from the governing authorities) and deemed permitted. Our internal requirements to classify capacity as deemed permitted are as follows:

   1. Control of and access to the land where the expansion permit is being sought.
   2. All geologic and other technical siting criteria for a landfill have been met, or a variance from such requirements has been received (or can reasonably be expected to be achieved).
   3. The political process has been assessed and there are no identified impediments that cannot be resolved.
   4. We are actively pursuing the expansion permit and an expectation that the final local, state and federal permits will be received within the next five years.
   5.       Senior operations management approval has been obtained.

   Upon successfully meeting the preceding criteria, the costs associated with developing, constructing, closing and monitoring the total additional future capacity are considered in the calculation of the amortization and closure and post-closure rates. At December 31, 1999, we had 2.11 billion cubic yards of permitted capacity, and at 37 of our landfills, 545.0 million cubic yards of deemed permitted capacity.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   The following table reflects landfill airspace activity for active landfills we owned or operated for the twelve months ended December 31, 1999 (airspace in millions of cubic yards):



                                                                            Additions
                                 Balance      Acquisitions,     Additions       To                       Changes in      Balance
                                  as of         net of         to Deemed    Permitted    Airspace       Engineering       as of
                                 12/31/98    Divestitures(1)    Airspace    Airspace     Consumed        Estimates       12/31/99
                                ---------- -----------------  ------------  ----------  ------------   ---------------  -----------

  Permitted airspace........     1,167.3        976.3             --          20.2        (63.8)            8.0          2,108.0
  Number of landfills.......       76             75              --           --           --               --            151

  Deemed airspace...........      268.3         273.7            35.6        (16.2)         --             (16.4)         545.0
  Number of landfills.......       21             13               3           --           --               --             37
                                ---------- -----------------  ------------  ----------  ------------   ---------------  -----------

  Total airspace............     1,435.6       1,250.0           35.6          4.0        (63.8)           (8.4)         2,653.0
  Number of landfills.......       76             75              --           --           --               --            151

(1)     Landfills classified as assets held for sale are included as divestitures.

   Allied and its engineering consultants continually monitor the progress of obtaining local, state and federal approval for each of its expansion permits. If it is determined that the expansion no longer meets our criteria, the capacity is removed from our total available capacity, the costs to develop that capacity and the associated closure and post-closure costs are removed from the landfill amortization base, and rates are adjusted prospectively. In addition, any value assigned to deemed permitted capacity would be written-off to expense during the period in which it is determined that the criteria are no longer met.

   Management periodically reviews the realizability of its investment in our landfill asset base. As part of our annual review, we will evaluate any events and circumstances which may indicate that a landfill be reviewed for impairment. Such review for recoverability will be made using undiscounted cash flows to measure recoverability in accordance with EITF 95-23.

   Closure and Post-Closure --

   Estimated costs for closure and post-closure as required under the Environmental Protection Agency's Subtitle D regulations are compiled and updated annually for each landfill from local and regional company engineers and reviewed by senior management. The future estimated closure and post-closure costs are increased at an inflation rate of 2.5%, and discounted at a risk-free capital rate of 7.0%, per annum, based on the timing of the amounts to be expended. The following table is a summary of the closure and post-closure costs (in thousands):


                                                                              December 31, 1999     December 31, 1998
                                                                              ------------------    ------------------
Discounted Closure and  Post-Closure Liability Recorded:
  Current Portion.........................................................    $        75,316       $        28,938
  Non-Current Portion.....................................................            442,032               125,609
                                                                              ------------------    ------------------
  Total...................................................................    $       517,348       $       154,547

Estimated Remaining Closure and Post-Closure Costs to be Expended:
  Discounted..............................................................    $     1,046,538       $       396,520
  Undiscounted............................................................          2,689,485             1,227,792

Estimated Total Future Payments:
2000......................................................................    $        75,316
2001......................................................................             66,652
2002......................................................................             56,688
2003......................................................................             68,166
2004......................................................................             56,514
Thereafter................................................................          2,366,149

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   Our periodic closure and post-closure expense has two components. The first component is the site specific per unit closure and post-closure expense. The per unit rate is derived by dividing the estimated total remaining discounted closure and post-closure costs by the remaining disposal capacity at each landfill (consistent with the capacity used to calculate landfill amortization rates). We use the resulting site-specific rates to record expense during a given period based upon the consumption of disposal capacity during that period.

   The second component is the accretion expense necessary to increase the accrued closure and post-closure reserve balance to its future, or undiscounted, value. To accomplish this, we accrete our closure and post-closure accrual balance using the current risk-free capital rate and charge this accretion as an operating expense in that period. We charged approximately $35.2 million, or an average of $0.55 per cubic yard consumed, related to per unit closure and post-closure expense and periodic accretion during the year ended December 31, 1999. Changes in estimates of costs or capacity are treated on a prospective basis.

   Environmental costs --

   In connection with the acquisition of companies, we engage independent environmental consulting firms to assist in conducting an environmental assessment of companies acquired from third parties. Several contaminated landfills and other properties were identified during 1999 and 1998 that would require us to incur costs for incremental closure and post-closure measures, remediation activities and litigation costs in the future. Based on information available, we recorded a provision of $267.0 and $41.1 million for environmental matters, in the 1999 and 1998 statements of operations, respectively, and expect these amounts to be disbursed over the next 30 years.

   The ultimate amounts for environmental liabilities cannot be determined and estimates of such liabilities made by us, after consultation with our independent environmental engineers, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessment to date, the recorded liabilities will be periodically evaluated, as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded liability for environmental matters as of December 31, 1999 and 1998 of approximately $478.2 million and $93.4 million, respectively, represents the most probable outcome of these contingent matters. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, proceeds are recorded as an offset to environmental expense in operating income. There were no significant recovery receivables outstanding as of December 31, 1999 and 1998. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding closure and post-closure, could result in approximately $33 million of additional liability.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   The following table shows the activity and balances related to environmental accruals and for closure and post-closure accruals related to open and closed landfills from December 31, 1996 through December 31, 1999 (in thousands):

                                                  Balance at       Charges to         Other                            Balance at
                                                   12/31/96          Expense        Charges(1)        Payments          12/31/97
                                                 -------------   ----------------  -------------    --------------    --------------
Environmental costs............................  $     45,100    $           --    $     20,895     $    (2,233)      $     63,762
Open landfills closure and post-closure costs..        81,572             9,579          21,287          (8,687)           103,751
Closed landfills closure and post-closure costs        41,209             3,341              --          (3,670)            40,880

                                                  Balance at       Charges to         Other                            Balance at
                                                   12/31/97          Expense        Charges(1)        Payments          12/31/98
                                                 -------------   ----------------  -------------    --------------    --------------
Environmental costs............................  $     63,762    $       41,100    $         --     $   (11,489)      $     93,373
Open landfills closure and post-closure costs..       103,751            15,384           3,820          (1,596)           121,359
Closed landfills closure and post-closure costs        40,880             2,223              --          (9,915)            33,188

                                                  Balance at       Charges to         Other                            Balance at
                                                   12/31/98          Expense        Charges(1)        Payments          12/31/99
                                                 -------------   ----------------  -------------    --------------    --------------
Environmental costs............................  $     93,373    $      267,034    $    131,909     $   (14,122)      $    478,194
Open landfills closure and post-closure costs..       121,359            28,163         175,955         (11,677)           313,800
Closed landfills closure and post-closure costs        33,188             7,079         176,266         (12,985)           203,548

   (1)    Amounts consist primarily of liabilities related to acquired companies.

   8.       Employee Benefit Plans

   Effective July 30, 1999, in connection with the acquisition of BFI, we assumed two defined benefit retirement plans covering substantially all BFI employees in the United States, except for certain employees subject to collective bargaining agreements. The BFI retirement plan was amended on July 30, 1999 to freeze future credited service, but interest credits will continue to accrue. Certain union participants will continue to receive 2% annual service credits in addition to interest credits through the duration of the current collective bargaining agreements. The benefits not frozen for this plan are based on years of service and the employee's compensation. Our general funding policy for each pension plan is to make annual contributions to the plans as determined to be required by the plans' actuary.

   The BFI San Mateo Pension Plan covers substantially all employees of this location. Benefits are based on the employee's years of service and compensation using the average of earnings over the highest five consecutive calendar years out of the last fifteen years of service.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   For both plans, an actuarial valuation report was prepared as of September 30, 1999 and used, as permitted by Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"), for the following disclosures (in millions):

                                                                                                         December 31,
                                                                                                             1999

                                                                                                       -----------------
Actuarial present value of projected benefit obligation............................................      $   (249.1)
Plan assets at fair market value, primarily commercial paper, common stocks and
  mutual funds.....................................................................................            304.3
                                                                                                         ------------
Projected benefit obligation less than plan assets (prepaid pension costs).........................      $      55.2
                                                                                                         ------------
 Discount rate......................................................................................          7.75   %
 Rate of increase in compensation levels............................................................           4.0   %
 Expected long-term rate of return on assets........................................................         10.25   %

   The net pension benefit for the period from July 30, 1999 to December 31, 1999 of $4.7 million is comprised of the expected return on plan assets of $13.2 million less interest cost of $8.5 million. Actual loss on plan assets, benefits paid, and actuarial gains recognized during the period from July 30, 1999 to December 31, 1999 were $2.6 million, $2.2 million and $5.0 million, respectively.

   9.       Redeemable Preferred Stock

   In connection with the BFI acquisition, our Board of Directors adopted a resolution creating a series of one million shares of preferred stock having a par value of $0.10 per share. These shares were designated as Series A Senior Convertible Preferred Stock ("Preferred Stock") and are entitled to vote on, among other things, all matters on which the holders of Common Stock are entitled to vote. Each share of Preferred Stock has the number of votes equal to the number of shares of Common Stock then issuable upon conversion. Shares of Preferred Stock will be entitled to cumulative quarterly dividends in an amount equal to 6.5% per annum of the sum of liquidation preference plus accrued but unpaid dividends for prior quarters. If dividends are not paid in cash, the liquidation preference of the Preferred Stock increases by any accrued and unpaid dividends.

   The Preferred Stock has a redemption price of its then liquidation preference per share, together with any accrued and unpaid dividends. Redemption of the Preferred Stock is at our option in whole, but not in part, at any time on or after July 30, 2004. After July 30, 2002, we have the right to redeem the Preferred Stock in whole, but not in part, at the redemption price only if the then current market price exceeds $27 per share.

   The Preferred Shareholders have the right to convert each share of Preferred Stock into the number of shares of Common Stock obtained by dividing the redemption price plus any accrued and unpaid dividends on the conversion date by the conversion price of $18 per share, subject to customary anti-dilution adjustments. Upon a change in control, we are required to make an offer to purchase for cash all shares of Preferred Stock at 101% of liquidation preference plus accrued but unpaid dividends.

   The amounts added to the liquidation preference during the five months ended December 31, 1999 of the Preferred Stock were approximately $27.6 million or $27.61 per share.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   10.      Stockholders' Equity

   Our authorized, issued and outstanding shares of common stock are as follows (in thousands, except per share data):

                                                                                         Issued and Outstanding
                                                                                             At December 31,
                                                                                    ----------------------------------

                                                                   Authorized

                                                                     Shares              1999               1998
                                                                  --------------    ----------------    --------------
Common stock, $0.01 par, net of 570
  treasury shares.............................................         300,000            188,519             184,495

   Warrants to purchase common stock --

   Warrants to purchase common shares at December 31, 1999 and 1998 are summarized as follows:

                                                                                1999                     1998
                                                                          --------------------     -------------------
Number of shares......................................................          347,827                 647,827
Purchase price per share..............................................           $4.60               $4.60 - $5.25
Expiration dates......................................................           2003                 1999 - 2003

   11. Stock Option Plans

   The 1991 Incentive Stock Plan ("1991 Plan"), the 1993 Incentive Stock Plan ("1993 Plan") and the 1994 Incentive Stock Plan ("1994 Plan", collectively the "Plans") provide for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock and stock bonuses. During 1999, the 1991 Plan was amended so that the maximum number of shares that may be granted may not exceed 8.0% of the number of fully diluted shares of common stock on the date of grant of an award. An additional maximum  number of shares of  500,000  and  2,000,000  common  shares  may be granted under the 1993 Plan and the 1994 Plan, respectively. After taking into account previously granted awards, awards covering approximately 7,649,575 shares of common stock were available under the Plans. The Compensation Committee of the Board of Directors generally determines the exercise price, term and other conditions applicable to each option granted.

   The 1994 Amended and Restated Non-Employee Director Stock Option Plan provides for the grant of non-qualified options to each member of the Board of Directors, who is not also our employee, at a price equal to the fair market value of a common share on the date of grant. The maximum number of shares, which may be granted under the plan, is 1,150,000 common shares. All options granted under the plan are fully vested and exercisable on the date of grant and expire ten years from the grant date.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

  A summary of the status of our stock option plans at December 31, 1999, 1998 and 1997 and for the years then ended is presented in the table below and narrative below:

                                                                     Years Ended December 31,
                              ------------------------------------------------------------------------------------------------------
                                          1999                              1998                                1997
                              ------------------------------   --------------------------------    --------------------------------
                                                 Weighted                           Weighted                            Weighted
                                                  Average                           Average                             Average
                                                 Exercise                           Exercise                            Exercise
                                Options            Price          Options            Price            Options            Price
                              -------------     ------------   ---------------    -------------    ---------------    -------------
Options outstanding,
  beginning of period.......    10,786,000      $     12.97       8,831,266       $       8.19        5,449,036       $       6.10
Options granted.............     6,085,000            13.11       3,656,562              22.29        3,961,100              10.86
Options exercised...........   (1,231,771)             7.97    (1,701,828)                8.50         (437,780)              6.04
Options terminated..........     (224,100)            16.88              --                 --         (141,090)              9.10
Options outstanding, end      -------------                    ---------------                     ---------------
  of period.................    15,415,129            13.37      10,786,000              12.97        8,831,266               8.19
                              =============                    ===============                     ===============
Options exercisable, end
  of period.................     6,628,574            12.52       6,220,735              11.02        3,498,598               6.67

   We account for our stock-based compensation plans under APB 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of our Common Stock upon the date of grant. The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                         For the Years Ended December 31,
                                                           -------------------------------------------------------------
                                                                 1999                  1998                 1997
                                                           -----------------     -----------------    ------------------
  Risk free interest rate.............................       5.2% to 6.3%          4.7% to 5.6%         5.8% to 7.6%
  Expected life.......................................         5 years               5 years               5 years
  Dividend rate.......................................            0%                    0%                   0%
  Expected volatility.................................        47% to 50%            44% to 46%           25% to 50%

   Using these assumptions, pro forma net income (loss) and net income (loss) per share would reflect additional compensation expense recognized over the vesting periods of the options. The pro forma income for 1997 includes the impact of certain of our options whose vesting accelerated in 1997 due to a change in control related to an equity financing transaction in connection with the acquisition of the solid waste assets of Laidlaw, Inc. The pro forma loss for 1998 includes the impact of certain ADSI options that vested in 1998 due to a change in control related to the acquisition of ADSI. The resulting pro forma net income (loss), and pro forma net income (loss) per share is as follows (in thousands, except per share data):

                                                                    For the Years Ended December 31,
                                                            -----------------------------------------------------
                                                                1999               1998                1997
                                                            --------------    ----------------    ---------------
   Net Income (loss):                       As reported     $  (288,728)      $    (223,052)      $      24,042
                                            Pro forma          (298,184)           (229,928)             11,329

   Net Income (loss) Per Share:             As reported     $     (1.54)      $       (1.22)      $        0.14
                                            Pro forma             (1.59)              (1.26)               0.07

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   The following tables summarize information about stock options outstanding at December 31, 1999 which are fully vested, partially vested and non-vested:


   Fully Vested:

                                         Options Outstanding and Exercisable
   ---------------------------------------------------------------------------------------------------------------------
                                                                          Weighted Average           Weighted Average
        Range of Exercise Prices          Number Outstanding               Remaining Life             Exercise Price
   --------------------------------      -------------------           -----------------------    -----------------------
         $4.27 - $8.38                         2,070,515                           5 years     $                 5.23
        $8.50 - $12.25                         1,413,399                           7 years     $                 9.71
        $16.44 - $21.97                          516,132                           8 years     $                19.71
        $22.84 - $27.27                          933,139                           1 year      $                26.12



   Partially Vested:

                                                  Options Outstanding
   ---------------------------------------------------------------------------------------------------------------------
                                                                         Weighted Average            Weighted Average
       Range of Exercise Prices           Number Outstanding               Remaining Life              Exercise Price
   --------------------------------      --------------------         ------------------------    -----------------------
        $4.49 - $10.00                         2,244,144                          8 years      $                 9.80
        $11.38 - $15.88                          160,000                          8 years      $                14.75
        $18.94 - $21.19                        2,207,800                          9 years      $                21.06

                                                 Options Exercisable
   ---------------------------------------------------------------------------------------------------------------------
                                                                          Weighted Average            Weighted Average
       Range of Exercise Prices            Number Outstanding              Remaining Life              Exercise Price
   --------------------------------      --------------------         ------------------------    -----------------------
        $4.49 - S10.00                           989,455                          8 years      $                 9.60
        $11.38 - $15.88                           74,667                          8 years      $                14.27
        $18.94 - $21.19                          631,267                          9 years      $                21.06



   Non Vested:

                                                 Options Outstanding
   ---------------------------------------------------------------------------------------------------------------------
                                                                         Weighted Average            Weighted Average
       Range of Exercise Prices          Number Outstanding              Remaining Life              Exercise Price
   --------------------------------      --------------------         ------------------------    -----------------------
         $4.27 - $7.31                           801,067                         10 years      $                 7.16
        $9.50 - $13.31                         3,833,300                         10 years      $                13.24
        $15.00 - $21.19                        1,235,633                         12 years      $                20.01



                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

                                                                            For the Years Ended December 31,
                                                                   ---------------------------------------------------
                                                                        1999               1998              1997
                                                                   ----------------    --------------     ------------
Basic earnings per share computation:
Income (loss) before extraordinary losses and cumulative
  effect of change in accounting principle......................   $     (221,250)     $    (98,251)      $    77,247
Less: preferred stock dividends.................................           27,789                 --              381
                                                                   ---------------    ---------------     -----------
Income (loss) available to common shareholders before
  extraordinary losses and cumulative effect of change in
  accounting principle available to common shareholders.........   $     (249,039)     $    (98,251)      $    76,866
                                                                   ===============     ==============     ============
Weighted average common shares outstanding......................          187,801            182,796          164,888
                                                                   ===============     ==============     ============
Basic earnings per share before extraordinary losses and
  cumulative effect of change in accounting principle...........   $        (1.33)     $      (0.54)      $      0.47
                                                                   ================    ==============     ============

Diluted earnings per share computation:
Income (loss) before extraordinary losses and cumulative
  effect of change in accounting principle......................   $     (221,250)     $    (98,251)      $    77,247
Preferred dividends.............................................           27,789                 --              381
                                                                   ----------------    --------------     ------------
Income (loss) available to common shareholders before
  extraordinary losses and cumulative effect of change in
  accounting principle available to common shareholders.........   $     (249,039)     $    (98,251)      $    76,866
                                                                   ================    ==============     ============
Weighted average common shares outstanding......................          187,801            182,796          164,888
Effect of stock options and warrants, assumed
  exercisable...................................................               --                 --            6,657
Effect of shares assumed pursuant to hold-back
  arrangements..................................................               --                 --            1,413
                                                                   ----------------    --------------     ------------
Weighted average common and common equivalent
  shares outstanding............................................          187,801            182,796          172,958
                                                                   ================    ==============     ============
Diluted earnings per share before extraordinary losses and
  cumulative effect of change in accounting principle...........   $        (1.33)     $      (0.54)      $      0.44
                                                                   ================    ==============     ============

   Conversion has not been assumed for the Series A Senior Convertible Preferred Stock in 1999 into 57,099,364 common shares, as the effects would not be dilutive. Conversion has not been assumed for 7% preferred stock and convertible notes in 1997, as the effects would not be dilutive.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   13. Income Taxes

   We account for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax basis of assets, other than non-deductible goodwill, and liabilities. The differences are measured using the income tax rate in effect during the year of measurement. We file a consolidated federal tax return that will include BFI after July 30, 1999.

   The acquisition of BFI, which was accounted for as a purchase business combination, resulted in approximately $6.7 billion of goodwill, $6.5 billion of which is not amortizable for income tax purposes. The impact of the non-deductible amortization during 1999 is reflected in the reconciliation of the federal statutory tax rate to the effective tax rate. The tax accounts established at July 30, 1999, relating to BFI purchase accounting include approximately $100 million of net operating losses, which will result in a $35 million refund of prior period tax payments, and $768 million of capital loss carryforward. As of December 31, 1999, approximately $400 million of BFI capital loss carryforward remains unused that will expire if not used by the end of 2003. We believe that anticipated divestitures relating to the BFI acquisition will generate sufficient capital gains to offset most of the capital loss carryforward and we have established a $49 million valuation allowance against the deferred tax asset for the amount of the carryforward which may not offset capital gains. As of December 31, 1999 approximately $1.9 billion of BFI state net operating loss carryforwards remain unused that will expire at various times between 2000 and 2019 if not used. We have established a $78 million valuation allowance for the possibility that some of these state carryforwards may not be used.

   In addition to the BFI carryforwards, we have state net operating losses of approximately $289 million as of December 31, 1999, which will expire at various times between 2000 and 2019 if not used. We also have federal minimum tax credit carryforwards of approximately $15.6 million as of December 31, 1999, which are not subject to expiration. The net current deferred tax asset includes the current benefit we expect to receive from the use of our net operating loss, capital loss and minimum tax credit carryforwards.

   The balance sheet classification and amount of the tax accounts established relating to BFI are based on certain assumptions that could possibly change based on the ultimate outcome of certain tax matters. As these tax accounts were established in purchase accounting, any future changes relating to these amounts will result in balance sheet reclassifications, which may include an adjustment to the goodwill relating to BFI. The increase in total valuation allowance during the year of $136 million is principally due to the BFI acquisition. Subsequent recognition of tax benefits would result in an adjustment to goodwill in an amount up to $127 million. In addition to the valuation allowance relating to the BFI capital loss and state net operating loss carryforward, the net deferred tax asset includes a valuation allowance of $12 million and $3 million as of December 31, 1999 and 1998, respectively, to reflect possible limitations on our ability to use other state net operating loss carryforwards.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   The components of the income tax provision (benefit) consist of the following (in thousands):

                                                                                Year Ended December 31,
                                                                    --------------------------------------------------
                                                                        1999                1998             1997
                                                                   ----------------    ---------------    ------------

Current tax provision.........................................     $       65,300      $       2,000      $    78,418
Deferred provision (benefit)..................................            (74,056)            41,773         (38,141)
                                                                   ----------------    ---------------    ------------
Total.........................................................     $       (8,756)     $      43,773      $    40,277
                                                                   ================    ===============    ============

   The reconciliation of the federal statutory tax rate to our effective tax rate is as follows:

                                                                                 Year Ended December 31,
                                                                    --------------------------------------------------
                                                                      1999             1998              1997
                                                                    ----------      -----------        ----------

Federal statutory tax rate....................................         (35.0)  %        (35.0)  %           35.0  %
Consolidated state taxes, net of federal benefit..............          (0.4)              9.2               3.1
Taxes of pooled companies.....................................          (0.1)             70.6             (5.1)
Amortization of goodwill......................................           11.2              3.7               0.6
Non-deductible write-off of goodwill and business
  combination costs...........................................           16.2             28.8                --
Other permanent differences...................................            4.2              3.0               0.7
                                                                    ----------      ----------         ----------
Effective tax rate............................................          (3.9)  %          80.3  %           34.3  %
                                                                    ==========      ===========        ==========

   Tax benefits for the extraordinary items in 1999, 1998 and 1997 were based on our then ordinary combined federal and state rates of 39.5%, 39.5% and 40%, respectively. Tax benefit for the cumulative effect of change in accounting principle in 1999 was based on our ordinary combined federal and state rate of 39.5%.

   The components of the net deferred tax asset (liability) are as follows (in thousands):

                                                                                          December 31,
                                                                            ------------------------------------------
                                                                                   1999                   1998
                                                                            -------------------    -------------------
Deferred tax liability relating primarily to property consisting
  of landfill assets, fixed assets and debt basis differences..........     $       (608,894)      $       (120,942)
                                                                            -------------------    -------------------
Deferred Tax Assets Relating To:
Environmental, closure and post-closure reserves.......................               61,982                 23,995
Other reserves.........................................................              317,769                120,293
Net operating loss, capital loss and minimum tax credit
  carryforwards........................................................              278,232                 35,940
Valuation allowance....................................................             (138,612)                (3,076)
                                                                            -------------------    -------------------
Total deferred tax asset...............................................              519,371                177,152
                                                                            -------------------    -------------------
Net deferred tax asset (liability).....................................     $        (89,523)      $         56,210
                                                                            ===================    ===================

   The change in the non-current deferred tax liability includes deferred taxes related to 1999 acquisitions, the most significant of which was BFI, where the financial basis of assets acquired differed from the tax basis of those assets.

   Deferred income taxes have not been provided as of December 31, 1999, on approximately $21 million of undistributed earnings of foreign affiliates which are considered to be permanently reinvested.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   14.      Commitments and Contingencies

   We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and reasonably estimable. We expect that matters in process at December 31, 1999, which have not been accrued in the consolidated balance sheet, will not have a material adverse effect on our consolidated liquidity, financial position or results from operations.

   In connection with certain acquisitions, we have entered into agreements to pay royalties based on waste tonnage disposed at specified landfills. The royalties are generally payable quarterly and amounts earned, but not paid, are accrued in the accompanying consolidated balance sheets.

   We have operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

                                            December 31, 1999
                                         -------------------------
                      2000                   $          32,749
                      2001                              29,266
                      2002                              26,831
                      2003                              24,364
                      2004                              19,263
                      Thereafter                        58,904

   Rental expense under such operating leases was approximately $26.9 million, $13.9 million and $12.2 million for the three years ended December 31, 1999, respectively.

   We have entered into employment agreements with certain of our executive officers for periods up to three years. We have agreed to pay severance amounts equal to a multiple of defined compensation under certain circumstances. In the event of a material change in control, as defined in the employment agreements, or termination of all executive officers under such agreements, we would be required to make payments of approximately $12.3 million, in addition to a reimbursement payment to eliminate the effect of any excise taxes associated with this payment.

   As a condition of the merger agreement among Allied and BFI, we are required to provide severance benefits to certain employees of BFI who do not have employment agreements and who would not otherwise receive severance pay upon termination, if terminated within 12 months following the date of acquisition.

   We carry a broad range of insurance coverage for protection of our assets and operations from certain risks including environmental impairment liability insurance for certain landfills.

   We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. These financial assurance requirements are satisfied by us issuing performance bonds, letters of credit, insurance policies or trust deposits to secure our obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At December 31, 1999, we had outstanding approximately $1.5 billion in financial assurance instruments, represented by $701.7 million of performance bonds, $656.6 million of insurance policies, $52.1 million of trust deposits and $105.8 million of letters of credit. During calendar year 2000, we expect no material increase in financial assurance obligations relating to our landfill operations and collection contracts.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   We have issued bank letters of credit in the aggregate amount of approximately $539.2 million at December 31, 1999, including approximately $105.8 million relating to financial assurances to government agencies. These financial instruments are issued in the normal course of business and are not reflected in the accompanying balance sheets. The underlying obligations of the financial instruments are valued based on the likelihood of performance being required. We do not expect any material losses to result from these off balance sheet instruments based on historical results, and therefore, we are of the opinion that the fair value of these instruments is zero.

   Certain of our subsidiaries have 50% ownership interests in American Ref-Fuel partnerships that construct, own and operate facilities which generate and sell electricity from the incineration of solid waste. Substantially all of the remaining ownership interests are held by Duke/UAE Ref-Fuel LLC, an entity indirectly owned 65% by Duke Capital Corporation ("Duke Capital") and 35% by United American Energy Corporation. The five facilities currently in commercial operation under this ownership structure are located in Hempstead, New York, Essex County in New Jersey, Preston, Connecticut, Niagara Falls, New York and Rochester, Massachusetts. Financing arrangements for four of these projects include agreements with Allied and Duke Capital to each severally fund one-half of each partnership's cash deficiencies resulting from the partnership's failure to perform.

   With respect to the facilities located in Hempstead, New York, Essex County in New Jersey and Preston, Connecticut, Allied and Duke Capital generally will not be required to fund cash deficiencies associated with waste deliveries by the sponsoring municipality below certain minimum levels, changes in law or termination of incineration service for reasons other than default by the respective partnership. In the event of a partnership default which results in termination of incineration service, we may limit our financial obligations by partnership as follows:

      Hempstead, New York -- Funding of 50% of periodic payments related to outstanding debt. Average annual debt service on 50% of the debt over the next five years is $12 million. We have guaranteed $15 million of additional partnership debt and annual debt service on such debt is estimated to be $0.5 million.

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

   With  respect  to the  facilities  located  in  Niagara  Falls,  New York and
   Rochester,   Massachusetts,   we  may  limit  our  financial  obligations  by
   partnership as follows:

      Niagara Falls, New York -- Funding of 50% of partnership cash deficiencies relating to debt service. Average annual debt service on 50% of the debt over the next five years is estimated to be $3 million.

      SEMASS in Rochester, Massachusetts -- Under support agreements and guarantees (i) lending up to 50% of $5 million to the SEMASS Partnership under certain circumstances, (ii) deferring up to 50% of $7 million of operating cost reimbursement, and (iii) funding up to 50% of $5 million in operating damages. These obligations have been assigned to the lenders. Average annual debt service on 50% of the debt over the next five years is approximately $20 million.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   15.      Related Party Transactions

   Transactions with related parties are entered into only upon approval by a majority of our independent directors and only upon terms comparable to those that would be available from unaffiliated parties.

   In connection with the receipt in April 1995 of all permits necessary to develop a landfill on certain real estate acquired in July 1992, we were obligated to pay $5.6 million to the previous owners of the real estate, which included certain of our then current stockholders. During the years ended December 31, 1998 and 1997, we paid principal of $1.7 million and $136,000, respectively, to our stockholders related to the receipt of permits. We fully repaid these promissory notes in 1998.

   In 1998, we sold certain assets to a relative of an officer for approximately $1.5 million. No gain or loss was recognized on this transaction.

   16.      Segment Reporting

   We classify our operations into eight U.S. geographic regions: Atlantic, Central, Northeast, Southeast, Great Lakes, Midwest, Southwest and West. Our revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. We evaluate performance based on several factors, of which the primary financial measure is EBITDA before acquisition related and unusual costs. The accounting policies of the business segments are the same as those described in the Organization and Summary of Significant Accounting Policies (See Note
   1). The tables below reflect certain geographic information relating to our operations (in thousands):

                                                Great
                         Atlantic   Central     Lakes     Midwest   Northeast  Southeast   Southwest   West     Other(1)    Total
                        ---------   -------    -------    -------   ---------  ---------   ---------  ------    -------   ---------
1999:
Revenues from external
  customers..........   $ 313,656  $ 405,557  $ 437,978  $ 323,984  $ 516,517  $ 308,742  $ 400,557  $616,799  $   17,281 $3,341,071
Intersegment revenues      56,841     94,918    119,244     72,353     94,704     49,315     79,606   104,529          --    671,510
Depreciation and
  amortization.......      38,322     43,960     64,549     45,131     47,784     35,020     58,385    50,943          --    384,094
EBITDA before non-
  recurring charges..     105,563    124,251    182,995    139,132    124,179    101,610    159,094   212,204      11,713  1,160,741
Total assets.........   1,467,231  1,005,625  1,801,617  1,464,808  2,233,476  1,670,626  1,928,064  2,065,265 11,904,199 25,540,911
Capital expenditures.      49,363     57,931     64,966     40,381     20,821     16,784     27,593    54,699       6,654    339,192
1998:
Revenues from external
  Customers..........   $ 104,587  $ 300,183  $ 296,894  $ 159,344  $ 164,701  $  57,274  $ 148,768  $338,058  $    5,803 $1,575,612
Intersegment revenues      14,728     56,522     68,675     37,524     21,314     12,743     35,626    34,289          --    281,421
Depreciation and
  amortization.......      11,858     29,566     41,794     22,533     13,006      5,829     20,111    28,397       6,871    179,965
EBITDA before non-
  Recurring charges..      31,348     89,360    132,002     67,561     33,580     14,337     58,026   116,661    (15,371)    527,504
Total assets.........     198,064    547,108    747,767    445,185    439,215     98,729    376,442   595,290   2,108,367  5,556,167
Capital expenditures.      48,752     42,416     67,987     31,023      8,064     10,302     35,142    54,149       3,907    301,742
1997:
Revenues from external
  customers..........   $  80,484  $ 238,831  $ 205,701  $ 132,973  $ 185,107  $  47,320  $ 148,544  $275,721  $   25,980 $1,340,661
Intersegment revenues       2,987     28,263     34,120     30,996     20,938     12,765     28,576    17,579          --    176,224
Depreciation and
  amortization.......       6,152     25,203     29,384     20,607     16,296      5,345     20,923    23,088      11,240    158,238
EBITDA before non-
  recurring charges..      19,104     59,134     78,864     58,988     39,050     12,345     56,642    62,000       (151)    385,976
Total assets.........     126,974    668,175    590,671    353,235    214,507     81,606    384,467   553,735   1,108,428  4,081,798
Capital expenditures.      21,263     21,830     57,650     20,710      9,974     10,362     19,157    23,151       3,908    188,005

(1) Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on a regional basis.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   Reconciliation of reportable  segment primary financial measure and assets to
   operating  income (loss)  and  total  assets,  respectively   (in thousands):


                                                                                Year Ended December 31,
                                                                   ---------------------------------------------------
                                                                        1999                1998             1997
                                                                   ----------------    ---------------    ------------
Operating Income:
Total EBITDA before acquisition related and unusual costs
  for reportable segments.....................................     $    1,160,741      $     527,504      $   385,976
Depreciation and amortization for reportable
  segments....................................................            384,094            179,965          158,238
Acquisition related and unusual costs.........................            588,855            317,616            3,934
                                                                   ----------------    ---------------    ------------
  Operating Income............................................     $      187,792      $      29,923      $   223,804
                                                                   ================    ===============    ============


                                                                                              December 31,
                                                                                   -----------------------------------
                                                                                        1999                1998
                                                                                   ----------------    ---------------
Assets:
Total assets for reportable segments...........................................    $   25,540,911      $   5,556,167
Elimination of investments.....................................................       (10,577,810)        (1,803,575)
                                                                                   ----------------    ---------------
  Total assets.................................................................    $   14,963,101      $   3,752,592
                                                                                   ================    ===============


   Percentage of our total revenue attributable to services provided:

                                                                                Year Ended December 31,
                                                                  ----------------------------------------------------
                                                                     1999              1998              1997
                                                                  ------------      ------------      ------------
Collection..................................................             60.7  %           55.7  %           57.2  %
Transfer....................................................              5.6               7.1               6.7
Landfill(1).................................................             25.3              29.9              26.4
Other.......................................................              8.4               7.3               9.7
                                                                  ------------      ------------      ------------
  Total revenues............................................            100.0  %          100.0  %          100.0  %
                                                                  ============      ============      ============

(1) The portion of collection and third-party transfer revenues attributable to disposal charges for waste collected by us and disposed at our landfills have been excluded from collection and transfer revenues and included in landfill revenues.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   17.      Selected Quarterly Financial Data (unaudited)

   The following table summarizes the unaudited consolidated quarterly results of operations as reported for 1999 and as reported and as restated for poolings-of-interests for 1998 (in thousands, except per share amounts):

                                                     First             Second            Third             Fourth
                                                    Quarter           Quarter         Quarter(2)           Quarter
                                                  -------------     -------------    --------------     --------------
1999
Operating revenues:...........................    $    408,045      $    463,357     $   1,085,628      $   1,384,041

Gross profit:.................................         178,031           206,345           449,937            557,794

Income (loss) before income taxes,
  extraordinary items and cumulative effect
  of change in accounting principle:(1).......          56,237            79,277         (432,710)             69,941

Net income (loss): (1)........................        (31,081)            46,894         (335,553)             31,012

Basic earnings (loss) per common
  share:(1)...................................          (0.17)              0.25            (1.84)               0.08

Diluted earnings (loss) per common
  share:(1)...................................          (0.17)              0.25            (1.84)               0.08

(1)     The first and second quarters have been restated to reflect the effect of the change in accounting  principle
        (See Note 1).

(2)     Includes approximately $548.7 million of acquisition related and unusual costs.


                                                      First             Second            Third            Fourth
                                                     Quarter            Quarter          Quarter           Quarter
                                                  --------------    -------------     --------------    ---------------
1998
 Operating Revenues:
   As reported.................................   $    223,755      $    299,692      $     334,290     $     407,119
   As restated.................................        357,900           394,853            415,740           407,119

 Gross profit:
   As reported.................................        104,504           135,096            147,379           178,686
   As restated.................................        152,084           171,998            180,571           178,686

 Income (loss) before income taxes and extraordinary
 items:
   As reported.................................         28,387             8,565             28,245          (165,457)
   As restated.................................         46,292            22,690             41,997          (165,457)

 Net income (loss):
   As reported.................................         16,749           (9,501)             11,123          (274,817)
   As restated.................................         31,565             1,589             18,611          (274,817)

 Basic earnings (loss) per common share:
   As reported.................................           0.16            (0.08)               0.08             (1.50)
   As restated.................................           0.17              0.01               0.10             (1.50)

 Diluted earnings (loss) per common share:
   As reported.................................           0.16            (0.07)               0.08             (1.50)
   As restated.................................           0.17              0.01               0.10             (1.50)


                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

   18.      Summarized Financial Data of Allied Waste North America, Inc.

   As discussed in Note 6, the 1998 Senior Notes and the 1999 Notes issued by Allied NA (our wholly owned subsidiary) and certain debt of BFI (all of which is no longer registered under the Securities Exchange Act of 1934) are guaranteed by us. Our guarantee is full, unconditional and joint and several of Allied NA's and BFI's debt. The separate complete financial statements of Allied NA and BFI have not been included herein as we have determined that such disclosure is not considered to be material. However, summarized balance sheet data for Allied NA and subsidiaries as of December 31, 1999 and 1998 is as follows (in thousands):

                   Summarized Consolidated Balance Sheet Data

                                                                    December 31, 1999           December 31, 1998
                                                                 ------------------------    -------------------------
Current assets...............................................       $      2,248,422             $         499,904
Property and equipment, net..................................              3,738,388                     1,776,025
Goodwill, net................................................              8,238,929                     1,327,470
Other non-current assets.....................................                737,362                       149,193
Current liabilities..........................................              2,629,499                       445,528
Long-term debt, net of current portion.......................              9,240,291                     2,118,927
Due to parent................................................              2,091,951                     1,083,515
Other long-term obligations..................................              1,453,756                       268,407
Retained earnings (deficit)..................................               (452,396)                     (163,785)


                     Summarized Statement of Operations Data

                                                                               Year Ended December 31,
                                                                 -----------------------------------------------------
                                                                          1999                         1998
                                                                 -----------------------     -------------------------
Revenue......................................................       $      3,341,071             $       1,575,612
Operating costs and expenses.................................              3,153,279                     1,545,689
Operating income.............................................                187,792                        29,923
Net loss before extraordinary loss and cumulative effect of
change in accounting principle...............................               (221,250)                      (80,338)
Extraordinary loss, net......................................                  3,223                        72,202
Cumulative effect of change in accounting principle, net.....                 64,255                            --
Net loss.....................................................               (288,728)                     (152,540)

   19.      Subsequent Events

   On January 18, 2000, we repurchased the $250 million 6.08% MVPs when First National Bank of Chicago did not exercise its option to purchase the securities. The proceeds to repurchase the MVPs were obtained from a draw on our revolving credit facility.

                          ALLIED WASTE INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Item 9.      Changes in and Disagreements on Accounting and Financial Disclosure

           Not applicable.

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant

   Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Proxy Statement for the 2000 Annual Meeting of Stockholders.

Item 11.        Executive Compensation

   Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Proxy Statement for the 2000 Annual Meeting of Stockholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL STOCKHOLDERS

   Information required by this item is incorporated by reference to the material appearing under the heading "Other Information - Principal Stockholders" in the Proxy Statement for the 2000 Annual Meeting of Stockholders.

Item 13.        Certain Relationships and Related Transactions

   Information required by this item is incorporated by reference to the material appearing under the heading "Certain Relationships and Related Transactions" in the Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

   Financial Statement Schedules -

   Schedule II - Valuation and Qualifying Accounts

                                            Balance at           Charges to           Other          Write-offs/        Balance at
                                             12/31/96              Expense         Charges(1)         Payments           12/31/97
                                           --------------       --------------    --------------    --------------     -------------
Allowance for doubtful accounts.........   $     8,391          $       4,228     $      1,624      $     (4,895)      $      9,348
Restructuring costs.....................         5,381                     --               --            (5,381)                --

                                            Balance at           Charges to           Other          Write-offs/        Balance at
                                             12/31/97              Expense         Charges(1)         Payments           12/31/98
                                           --------------       --------------    --------------    --------------     -------------
Allowance for doubtful accounts.........   $     9,348          $       8,086     $      1,912      $     (5,439)      $     13,907
Severance and termination costs.........            --                 34,328               --           (24,202)            10,126
Restructuring costs.....................            --                 10,152               --            (2,522)             7,630

                                                                         Additions
                                        Balance at      Charges to        through          Other        Write-offs/     Balance at
                                         12/31/98         Expense         Goodwill      Charges(1)       Payments        12/31/99
                                       -------------   --------------   -------------  --------------  --------------  -------------
  Allowance for doubtful accounts...   $    13,907     $      10,305    $         --   $     51,341    $    (16,063)   $     59,490
  Severance and termination costs...        10,126               499          52,254             --         (31,456)         31,423
  Restructuring costs...............         7,630               565           1,426             --          (7,117)          2,504

(1)     Amounts consist primarily of liabilities related to acquired companies.

   Valuation and qualifying accounts not included above have been shown in Notes 1 and 7 of our financial statements included in Part II Item 8 of this Form 10-K.

Exhibit No.                     Description
-----------                    -------------

2.1 Amended and Restated Agreement and Plan of Reorganization between Allied Waste Industries, Inc. and Rabanco Acquisition Company, Rabanco Acquisition Company Two, Rabanco Acquisition Company Three, Rabanco Acquisition Company Four, Rabanco Acquisition Company Five, Rabanco Acquisition Company Six, Rabanco Acquisition Company Seven, Rabanco Acquisition Company Eight, Rabanco Acquisition Company Nine, Rabanco Acquisition Company Ten, Rabanco Acquisition Company Eleven, and Rabanco Acquisition Company Twelve. Exhibit 2.4 to Allied's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.
2.2 Agreement and Plan of Merger dated as of August 10, 1998 by and among Allied Waste Industries, Inc., AWIN II Acquisition Corporation and American Disposal Services, Inc. Exhibit 2 to Allied's Current Report on Form 8-K filed August 21, 1998 is incorporated herein by reference.
2.3 Agreement and Plan of Merger dated as of March 7, 1999 by and among Allied Waste Industries, Inc., AWIN I Acquisition Corporation and Browning-Ferris Industries, Inc. Exhibit 2 to Allied's Current Report on Form 8-K filed March 16, 1999 is incorporated herein by reference.
3.1 Amended Certificate of Incorporation of Allied (Incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1996).
3.2   *   Amended and Restated Bylaws of Allied as of July 30, 1999.
3.3 Amendment to Amended Certificate of Incorporation of Allied dated October 15, 1998. Exhibit 3.4 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.
4.1 Specimen certificate for shares of Common Stock par value $.01 per share. Exhibit 4.2 of Allied's Registration Statement on Form S-1 (No. 33-48507) is incorporated herein by reference.
4.2 Indenture relating to the 1996 Notes dated February 28, 1997 between Allied and First Trust. Exhibit 4.1 to Allied's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
4.3 1991 Incentive Stock Plan of Allied. Exhibit 10.T to Allied's Form 10 dated May 14, 1991, is incorporated herein by reference.
4.4 1991 Non-Employee Director Stock Plan of Allied. Exhibit 10.U to Allied's Form 10 dated May 14, 1991, is incorporated herein by reference.
4.5       1993  Incentive  Stock  Plan  of  Allied.  Exhibit  10.3  to  Allied's
          Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.
4.6 1994 Amended and Restated Non-Employee Director Stock Option Plan of Allied. Exhibit B to Allied's Definitive Proxy Statement in accordance with Schedule 14A dated April 28, 1994, is incorporated herein by reference.
4.7 Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit 10.2 to Allied's Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.
4.8 Amended and Restated 1994 Incentive Stock Plan. Exhibit 10.1 to Allied's Quarterly Report on Form 10-Q dated May 31, 1996, is incorporated herein by reference.
4.9 Indenture, dated as of May 15, 1997, by and among the Company and First Bank National Association with respect to the Senior Discount Notes and Exchange Notes. Exhibit 4.1 to Allied's Registration Statement on Form S-4 (No. 333-31231) is incorporated herein by reference.
4.10 Indenture, dated as of December 1, 1996, by and among Allied, the Guarantors and First Bank National Association with respect to the 1996 Notes and Exchange Notes. Exhibit 4.1 to Allied's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
4.11 First Supplemental Indenture dated December 30, 1996 related to the 1996 Notes. Exhibit 4.2 to Allied's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
4.12 Second Supplemental Indenture dated April 30, 1997 related to the 1996 Notes. Exhibit 4.3 to Allied's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.

4.13 Senior Subordinated Guarantee dated as of December 1, 1996 related to the 1996 Notes. Exhibit 4.5 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
4.14 Amendment No. 1 to the 1991 Incentive Stock Plan dated November 1, 1996. Exhibit 4.20 to Allied's Annual Report on Form 10-K dated March 31, 1998 is incorporated herein by reference.
4.15 Indenture relating to the 1998 Senior Notes, dated as of December 23, 1998, by and among Allied and U.S. Bank Trust National Association, as Trustee, with respect to the 1998 Senior Notes and Exchange Notes.
          Exhibit 4.1 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.16 Five Year Series Supplement Indenture relating to the 1998 Five Year Notes, dated December 23, 1998, among the Company, the Guarantors and the Trustee. Exhibit 4.2 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.17      Form of Series B Five Year Notes  (included in Exhibit 4.22).  Exhibit
          4.3 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.18 Seven Year Series Supplement Indenture relating to the 1998 Seven Year Notes, dated December 23, 1998, among the Company, the Guarantors and the Trustee. Exhibit 4.4 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.19      Form of Series B Seven Year Notes (included in Exhibit 4.24).  Exhibit
          4.5 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.20 Ten Year Series Supplement Indenture relating to the 1998 Ten Year Notes, dated December 23, 1998, among the Company, the Guarantors and the Trustee. Exhibit 4.6 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.21      Form of Series B Ten Year Notes  (included in Exhibit  4.26).  Exhibit
          4.7 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.22 Certificate of Designation for Series A Senior Convertible Preferred Stock. Exhibit 4.1 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
4.23      Certificate  of  Designation  for  Series  B Junior  Preferred  Stock.
          Exhibit 4.2 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
4.24 First Supplemental Indenture, dated July 30, 1999 among Allied, certain subsidiaries of Allied and U.S. Bank Trust, N.A., as trustee, regarding 10% Senior Subordinated Notes due 2009 of Allied Waste North America, Inc. Exhibit 4.3 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.1 Securities Purchase Agreement dated April 21, 1997 between Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.; Laidlaw Inc. and Laidlaw Transportation, Inc.; and Allied Waste Industries, Inc. Exhibit 10.1 to Allied's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
10.2 Shareholders Agreement dated as of April 14, 1997 between Allied Waste Industries, Inc. and Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P. Exhibit 10.2 to Allied's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
10.3 Amended and Restated Shareholders Agreement dated as of April 21, 1997 between Allied Waste Industries, Inc. and Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P. Exhibit 10.3 to Allied's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

10.4 Registration Rights Agreement dated as of April 12, 1997 between Allied Waste Industries, Inc. and Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II, L.P. and Blackstone Family Investment Partnership II, L.P. Exhibit 10.4 to Allied's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
10.5 * Executive Employment Agreement between Allied and with Henry L. Hirvela dated February 23, 2000.
10.6 Executive Employment Agreement between Allied and with Thomas H. Van Weelden dated January 1, 1999. Exhibit 10.9 to Allied's Report on Form 10-Q for the quarter ended March 31, 1999 is incorporated herein by reference.
10.7 Executive Employment Agreement between Allied and with Larry D. Henk dated June 6, 1997. Exhibit 10.4 to Allied's Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
10.8 Executive Employment Agreement between Allied and with Steven M. Helm dated June 6, 1997. Exhibit 10.5 to Allied's Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
10.9 Executive Employment Agreement between Allied and with Donald W. Slager dated January 1, 1999. Exhibit 10.12 to Allied's Report on Form 10-Q for the quarter ended March 31, 1999 is incorporated herein by reference.
10.10 Executive Employment Agreement between Allied and with Peter S. Hathaway dated June 6, 1997. Exhibit 10.14 to Allied's Report on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.
10.11 Executive Employment Agreement between Allied and with Michael G. Hannon dated June 6, 1997. Exhibit 10.15 to Allied's Report on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.
10.12 Credit Agreement dated as of June 18, 1998 among Allied Waste North America, Inc., Allied Waste Industries, Inc., certain lenders, Credit Suisse, First Boston and Goldman Sachs Credit Partners L.P., as
          Co-Syndication Agents, Citibank, N.A., as Issuing Bank and Citicorp USA, Inc., as Administrative Agent. Exhibit 10.1 to Allied's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.
10.13 Registration Rights Agreement, dated as of July 30, 1999, by and among Allied, the Guarantors and the initial purchasers, relating to the $2,000,000,000 10% Senior Subordinated Notes due 2009. Exhibit
          10.3 to Allied's Current Report on Form 8-K dated August 10, 1999 is incorporated herein by reference.
10.14 Purchase Agreement dated July 27, 1999, by and among Allied, the Guarantors and the initial purchasers, with respect to the $2,000,000,000 10% Senior Subordinated Notes due 2009. Exhibit 10.4 to Allied's Current Report on Form 8-K dated August 10, 1999 is incorporated herein by reference.
10.15 Credit Facility dated as of July 30, 1999. Exhibit 10.1 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.16 Second Amended and Restated Shareholders Agreement, dated as of July 30, 1999, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.2 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.

10.17 Amended and Restated Registration Rights Agreement dated as of July 30, 1999, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.3 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
12    *   Ratio of earnings to fixed charges.
21    *   Subsidiaries of the Registrant.
23.1  *   Consent of Arthur Andersen LLP.
27    *   Financial Data Schedule for the year ended December 31, 1999.

      *   Filed herewith

   Reports on Form 8-K during the Quarter Ended December 31, 1999

November 22, 1999      Our  Current  Report  on  Form 8-K  reports the pro forma
                       financial  statements  related  to  the  BFI acquisition.

                                   Signatures

   Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this Report to be signed on its behalf by the undersigned, in the City of Scottsdale, State of Arizona, on March 30, 2000.

                     ALLIED WASTE INDUSTRIES, INC.

                     By:                  /s/HENRY L. HIRVELA
                            ------------------------------------------------
                                           Henry L. Hirvela
                                Vice President-Chief Financial Officer
                                     (Principal Financial Officer)

                     By:                 /s/PETER S. HATHAWAY
                            ------------------------------------------------
                                           Peter S. Hathaway
                                Vice President-Chief Accounting Officer
                                    (Principal Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities indicated on March 30, 2000 have signed this report.

          Signature                                      Title
        -----------                                   ----------

  /s/THOMAS H. VAN WEELDEN          Director, Chairman of the Board of Directors
----------------------------------  President and Chief Executive Officer
    Thomas H. Van Weelden           (Principal Executive Officer)


     /s/HENRY L. HIRVELA            Vice President-Chief Financial Officer
----------------------------------  (Principal Financial Officer)
      Henry L. Hirvela

    /s/PETER S. HATHAWAY            Vice President-Chief Accounting Officer
----------------------------------  (Principal Accounting Officer)
      Peter S. Hathaway

                                    Director
----------------------------------
        Michael Gross

      /s/DENNIS HENDRIX             Director
----------------------------------
       Dennis Hendrix

     /s/DAVID B. KAPLAN             Director
----------------------------------
       David B. Kaplan

      /s/NOLAN LEHMANN              Director
----------------------------------
        Nolan Lehmann

     /s/HOWARD A. LIPSON            Director
----------------------------------
      Howard A. Lipson

     /s/ROGER A. RAMSEY             Director
----------------------------------
       Roger A. Ramsey

    /s/ANTONY P. RESSLER            Director
----------------------------------
      Antony P. Ressler

     /s/WARREN B. RUDMAN            Director
----------------------------------
      Warren B. Rudman

                                    Director
----------------------------------
        Vincent Tese

      /s/DAVID BLITZER              Director
----------------------------------
        David Blitzer

                                  EXHIBIT INDEX

Exhibit No.                       Description
-----------                     --------------

2.1 Amended and Restated Agreement and Plan of Reorganization between Allied Waste Industries, Inc. and Rabanco Acquisition Company, Rabanco Acquisition Company Two, Rabanco Acquisition Company Three, Rabanco Acquisition Company Four, Rabanco Acquisition Company Five, Rabanco Acquisition Company Six, Rabanco Acquisition Company Seven, Rabanco Acquisition Company Eight, Rabanco Acquisition Company Nine, Rabanco Acquisition Company Ten, Rabanco Acquisition Company Eleven, and Rabanco Acquisition Company Twelve. Exhibit 2.4 to Allied's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.
2.2 Agreement and Plan of Merger dated as of August 10, 1998 by and among Allied Waste Industries, Inc., AWIN II Acquisition Corporation and American Disposal Services, Inc. Exhibit 2 to Allied's Current Report on Form 8-K filed August 21, 1998 is incorporated herein by reference.
2.3 Agreement and Plan of Merger dated as of March 7, 1999 by and among Allied Waste Industries, Inc., AWIN I Acquisition Corporation and Browning-Ferris Industries, Inc. Exhibit 2 to Allied's Current Report on Form 8-K filed March 16, 1999 is incorporated herein by reference.
3.1 Amended Certificate of Incorporation of Allied (Incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1996).
3.2   *   Amended and Restated Bylaws of Allied as of July 30, 1999.
3.3 Amendment to Amended Certificate of Incorporation of Allied dated October 15, 1998. Exhibit 3.4 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.
4.1 Specimen certificate for shares of Common Stock par value $.01 per share. Exhibit 4.2 of Allied's Registration Statement on Form S-1 (No. 33-48507) is incorporated herein by reference.
4.2 Indenture relating to the 1996 Notes dated February 28, 1997 between Allied and First Trust. Exhibit 4.1 to Allied's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
4.3 1991 Incentive Stock Plan of Allied. Exhibit 10.T to Allied's Form 10 dated May 14, 1991, is incorporated herein by reference.
4.4 1991 Non-Employee Director Stock Plan of Allied. Exhibit 10.U to Allied's Form 10 dated May 14, 1991, is incorporated herein by reference.
4.5       1993  Incentive  Stock  Plan  of  Allied.  Exhibit  10.3  to  Allied's
          Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.
4.6 1994 Amended and Restated Non-Employee Director Stock Option Plan of Allied. Exhibit B to Allied's Definitive Proxy Statement in accordance with Schedule 14A dated April 28, 1994, is incorporated herein by reference.
4.7 Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit 10.2 to Allied's Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.
4.8 Amended and Restated 1994 Incentive Stock Plan. Exhibit 10.1 to Allied's Quarterly Report on Form 10-Q dated May 31, 1996, is incorporated herein by reference.
4.9 Indenture, dated as of May 15, 1997, by and among the Company and First Bank National Association with respect to the Senior Discount Notes and Exchange Notes. Exhibit 4.1 to Allied's Registration Statement on Form S-4 (No. 333-31231) is incorporated herein by reference.
4.10 Indenture, dated as of December 1, 1996, by and among Allied, the Guarantors and First Bank National Association with respect to the 1996 Notes and Exchange Notes. Exhibit 4.1 to Allied's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
4.11 First Supplemental Indenture dated December 30, 1996 related to the 1996 Notes. Exhibit 4.2 to Allied's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.

4.12 Second Supplemental Indenture dated April 30, 1997 related to the 1996 Notes. Exhibit 4.3 to Allied's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
4.13 Senior Subordinated Guarantee dated as of December 1, 1996 related to the 1996 Notes. Exhibit 4.5 to the Company's Registration Statement on Form S-4 (No. 333-22575) is incorporated herein by reference.
4.14 Amendment No. 1 to the 1991 Incentive Stock Plan dated November 1, 1996. Exhibit 4.20 to Allied's Annual Report on Form 10-K dated March 31, 1998 is incorporated herein by reference.
4.15 Indenture relating to the 1998 Senior Notes, dated as of December 23, 1998, by and among Allied and U.S. Bank Trust National Association, as Trustee, with respect to the 1998 Senior Notes and Exchange Notes.
          Exhibit 4.1 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.16 Five Year Series Supplement Indenture relating to the 1998 Five Year Notes, dated December 23, 1998, among the Company, the Guarantors and the Trustee. Exhibit 4.2 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.17      Form of Series B Five Year Notes  (included in Exhibit 4.22).  Exhibit
          4.3 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.18 Seven Year Series Supplement Indenture relating to the 1998 Seven Year Notes, dated December 23, 1998, among the Company, the Guarantors and the Trustee. Exhibit 4.4 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.19      Form of Series B Seven Year Notes (included in Exhibit 4.24).  Exhibit
          4.5 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.20 Ten Year Series Supplement Indenture relating to the 1998 Ten Year Notes, dated December 23, 1998, among the Company, the Guarantors and the Trustee. Exhibit 4.6 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.21      Form of Series B Ten Year Notes  (included in Exhibit  4.26).  Exhibit
          4.7 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.22 Certificate of Designation for Series A Senior Convertible Preferred Stock. Exhibit 4.1 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
4.23      Certificate  of  Designation  for  Series  B Junior  Preferred  Stock.
          Exhibit 4.2 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
4.24 First Supplemental Indenture, dated July 30, 1999 among Allied, certain subsidiaries of Allied and U.S. Bank Trust, N.A., as trustee, regarding 10% Senior Subordinated Notes due 2009 of Allied Waste North America, Inc. Exhibit 4.3 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.1 Securities Purchase Agreement dated April 21, 1997 between Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.; Laidlaw Inc. and Laidlaw Transportation, Inc.; and Allied Waste Industries, Inc. Exhibit 10.1 to Allied's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
10.2 Shareholders Agreement dated as of April 14, 1997 between Allied Waste Industries, Inc. and Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P. Exhibit 10.2 to Allied's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
10.3 Amended and Restated Shareholders Agreement dated as of April 21, 1997 between Allied Waste Industries, Inc. and Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P. Exhibit 10.3 to Allied's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

10.4 Registration Rights Agreement dated as of April 12, 1997 between Allied Waste Industries, Inc. and Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II, L.P. and Blackstone Family Investment Partnership II, L.P. Exhibit 10.4 to Allied's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.
10.5 * Executive Employment Agreement between Allied and with Henry L. Hirvela dated February 23, 2000.
10.6 Executive Employment Agreement between Allied and with Thomas H. Van Weelden dated January 1, 1999. Exhibit 10.9 to Allied's Report on Form 10-Q for the quarter ended March 31, 1999 is incorporated herein by reference.
10.7 Executive Employment Agreement between Allied and with Larry D. Henk dated June 6, 1997. Exhibit 10.4 to Allied's Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
10.8 Executive Employment Agreement between Allied and with Steven M. Helm dated June 6, 1997. Exhibit 10.5 to Allied's Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
10.9 Executive Employment Agreement between Allied and with Donald W. Slager dated January 1, 1999. Exhibit 10.12 to Allied's Report on Form 10-Q for the quarter ended March 31, 1999 is incorporated herein by reference.
10.10 Executive Employment Agreement between Allied and with Peter S. Hathaway dated June 6, 1997. Exhibit 10.14 to Allied's Report on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.
10.11 Executive Employment Agreement between Allied and with Michael G. Hannon dated June 6, 1997. Exhibit 10.15 to Allied's Report on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.
10.12 Credit Agreement dated as of June 18, 1998 among Allied Waste North America, Inc., Allied Waste Industries, Inc., certain lenders, Credit Suisse, First Boston and Goldman Sachs Credit Partners L.P., as
          Co-Syndication Agents, Citibank, N.A., as Issuing Bank and Citicorp USA, Inc., as Administrative Agent. Exhibit 10.1 to Allied's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.
10.13 Registration Rights Agreement, dated as of July 30, 1999, by and among Allied, the Guarantors and the initial purchasers, relating to the $2,000,000,000 10% Senior Subordinated Notes due 2009. Exhibit
          10.3 to Allied's Current Report on Form 8-K dated August 10, 1999 is incorporated herein by reference.
10.14 Purchase Agreement dated July 27, 1999, by and among Allied, the Guarantors and the initial purchasers, with respect to the $2,000,000,000 10% Senior Subordinated Notes due 2009. Exhibit 10.4 to Allied's Current Report on Form 8-K dated August 10, 1999 is incorporated herein by reference.
10.15 Credit Facility dated as of July 30, 1999. Exhibit 10.1 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.16 Second Amended and Restated Shareholders Agreement, dated as of July 30, 1999, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.2 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.17 Amended and Restated Registration Rights Agreement dated as of July 30, 1999, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.3 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
12    *   Ratio of earnings to fixed charges.
21    *   Subsidiaries of the Registrant.
23.1  *   Consent of Arthur Andersen LLP.
27    *   Financial Data Schedule for the year ended December 31, 1999.

      *   Filed herewith

   Reports on Form 8-K during the Quarter Ended December 31, 1999

November 22, 1999          Our Current Report on Form 8-K reports the pro forma
                           financial statements related to the BFI acquisition.