Form 10-Q
period 2000-03-31
ALLIED WASTE INDUSTRIES INC
filed 2000-05-15
CIK 848865

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------
                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended:      March 31, 2000

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

                                  Yes X No ___

     Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

            Class                       Outstanding as of May 10, 2000
          --------                      ------------------------------
       Common Stock..................              188,932,141

================================================================================



                          ALLIED WASTE INDUSTRIES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

             Part I Financial Information

             Item 1     Financial Statements

                              Condensed Consolidated Balance Sheets........................................................  3
                              Condensed Consolidated Statements of Operations..............................................  4
                              Condensed Consolidated Statements of Cash Flows..............................................  5
                              Notes to Condensed Consolidated Financial Statements.........................................  6

             Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations..............  19


             Part II Other Information

             Item 1     Legal Proceedings..................................................................................  32

             Item 2     Changes in Securities..............................................................................  32

             Item 3     Defaults Upon Senior Securities....................................................................  32

             Item 4     Submission of Matters to a Vote of Security Holders................................................  32

             Item 5     Other Information..................................................................................  32

             Item 6     Exhibits and Reports on Form 8-K...................................................................  32

             Signature.....................................................................................................  33




                                                  ALLIED WASTE INDUSTRIES, INC.
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (in thousands, except per share amounts)


                                                                             March 31, 2000         December 31, 1999
                                                                            ------------------      ------------------
ASSETS                                                                         (unaudited)
Current assets --
Cash and cash equivalents...............................................    $        63,782         $       121,405
Accounts receivable, net of allowance of $52,630 and $59,490............            808,603                 867,667
Prepaid and other current assets........................................            203,322                 252,187
Deferred income taxes, net..............................................            122,646                 115,263
Assets held for sale....................................................            418,400                 891,900
                                                                            ------------------      ------------------
  Total current assets..................................................          1,616,753               2,248,422
Property and equipment, net.............................................          3,865,787               3,738,388
Goodwill, net ..........................................................          8,529,782               8,238,929
Other assets, net.......................................................            707,251                 737,362
                                                                            ------------------      ------------------
  Total assets..........................................................    $    14,719,573         $    14,963,101
                                                                            ==================      ==================


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities --
Current portion of long-term debt.......................................     $       508,480         $     1,002,928
Accounts payable........................................................             392,647                 481,318
Accrued closure, post-closure and environmental costs...................             154,490                 134,968
Accrued interest........................................................             162,119                 158,251
Other accrued liabilities...............................................             540,548                 613,663
Unearned revenue........................................................             235,062                 238,371
                                                                             -----------------       -----------------
  Total current liabilities.............................................           1,993,346               2,629,499
Long-term debt, less current portion....................................           9,640,088               9,240,291
Deferred income taxes...................................................             229,385                 204,786
Accrued closure, post-closure and environmental costs...................             871,614                 860,574
Other long-term obligations.............................................             327,634                 388,396
Commitments and contingencies
Series A senior convertible preferred stock, 1,000 shares
  authorized, issued and outstanding, liquidation preference of
  $1,044 and $1,028 per share...........................................           1,017,994               1,001,559
Stockholders' equity....................................................             639,512                 637,996
                                                                             -----------------       -----------------
  Total liabilities and stockholders' equity............................     $    14,719,573         $    14,963,101
                                                                             =================       =================


      The accompanying Notes to Condensed  Consolidated Financial Statements are an integral part of these balance sheets.


                                            ALLIED WASTE INDUSTRIES, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands, except for per share amounts, unaudited)

                                                                                      Three Months Ended March 31,
                                                                                   -----------------------------------
                                                                                        2000               1999
                                                                                   ---------------    ----------------
Revenues......................................................................     $    1,378,294     $      408,045
Cost of operations, excluding acquisition related and unusual costs...........            809,956            230,014
Selling, general and administrative expenses, excluding acquisition
  related and unusual costs...................................................            106,155             33,530
Depreciation and amortization.................................................            111,597             38,399
Goodwill amortization.........................................................             54,014              8,771
Acquisition related and unusual costs.........................................             36,049              1,116
                                                                                   ---------------    ----------------
  Operating income............................................................            260,523             96,215
Equity in earnings of unconsolidated subsidiaries.............................           (13,497)                 --
Interest income...............................................................              (603)               (375)
Interest expense..............................................................            214,406             40,352
                                                                                   ---------------    ----------------
  Income before income taxes..................................................             60,217             56,238
Income tax expense ...........................................................             33,661             22,785
Minority interest.............................................................              1,591                279
                                                                                   ---------------    ----------------
  Income before extraordinary loss and cumulative effect of change in accounting
    principle.................................................................             24,965             33,174
Extraordinary loss, net of income tax benefit.................................              6,484                 --
Cumulative effect of change in accounting principle, net of income tax benefit                 --             64,255
                                                                                   ---------------    ----------------
  Net income (loss)...........................................................             18,481            (31,081)
Dividends on preferred stock..................................................             16,610                 --
                                                                                   ---------------    ----------------
  Net income (loss) available to common shareholders..........................     $        1,871     $      (31,081)
                                                                                   ===============    ================

Basic EPS:
Income available to common shareholders before extraordinary loss and
  cumulative effect of change in accounting principle, net of income tax benefit   $         0.04     $         0.18
Extraordinary loss, net of income tax benefit...............................                (0.03)                --
Cumulative effect of change in accounting principle, net of income tax benefit                 --              (0.35)
                                                                                   ---------------    ----------------
  Net income (loss) available to common shareholders..........................     $         0.01     $        (0.17)
                                                                                   ===============    ================
Weighted average common shares................................................            188,673            186,403
                                                                                   ===============    ================

Diluted EPS:
Income available to common shareholders before extraordinary loss and
  cumulative effect of change in accounting principle, net of income tax benefit   $         0.04     $         0.17
Extraordinary loss, net of income tax benefit.................................              (0.03)                --
Cumulative effect of change in accounting principle, net of income tax benefit                 --              (0.33)
                                                                                   ---------------    ----------------
  Net income (loss) available to common shareholders..........................     $         0.01     $        (0.16)
                                                                                   ===============    ================
Weighted average common and common equivalent shares..........................            189,461            190,562
                                                                                   ===============    ================

The accompanying  Notes to Condensed  Consolidated  Financial  Statements are an integral part of these statements.



                                            ALLIED WASTE INDUSTRIES, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands, unaudited)

                                                                                       Three Months Ended March 31,
                                                                                     ---------------------------------
                                                                                         2000               1999
                                                                                     --------------     --------------
Operating activities --
  Net income (loss).............................................................     $      18,481      $    (31,081)
  Adjustments to reconcile net income (loss) to cash provided by operating activities--
  Provisions for:
    Depreciation and amortization...............................................           165,611             47,170
    Non-cash acquisition related and unusual costs .............................                --                571
    Undistributed earnings of equity investment in unconsolidated subsidiaries..           (12,142)                --
    Doubtful accounts...........................................................             5,907              1,238
    Accretion of senior discount notes and amortization of debt issuance costs..            12,033              1,626
    Deferred income tax provision...............................................            33,657              7,489
    Gain on sale of assets......................................................            (4,540)            (1,643)
    Extraordinary loss due to early extinguishment of debt, net of income tax
      benefit...................................................................             6,484                 --
    Cumulative effect of change in accounting principle, net of income tax benefit              --             64,255
  Change in operating assets and liabilities, excluding the effects of purchase acquisitions--
    Accounts receivable, prepaid expenses, inventories and other................            55,011           (15,857)
    Accounts payable, accrued liabilities, unearned income, and other...........          (125,768)            7,290
    Acquisition related and non-recurring accruals..............................           (55,091)               --
  Closure and post-closure provision............................................            15,824             5,079
  Closure, and post-closure expenditures........................................           (10,537)           (3,396)
  Environmental expenditures....................................................            (7,159)           (2,782)
                                                                                     --------------     --------------
Cash provided by operating activities...........................................            97,771            79,959
                                                                                     --------------     --------------

Investing activities --
  Cost of acquisitions, net of cash acquired....................................          (384,623)         (137,946)
  Proceeds from divestitures, net of cash divested..............................           425,134            11,220
  Accruals for acquisition price and severance costs............................           (16,910)               --
  Net repayment from unconsolidated subsidiaries................................             4,470                --
  Capital expenditures, excluding acquisitions..................................           (89,475)          (23,923)
  Capitalized interest..........................................................           (10,067)           (3,521)
  Proceeds from sale of fixed assets............................................            24,985             6,079
  Change in deferred acquisition costs and notes receivable.....................            (7,798)           (6,654)
                                                                                     --------------     --------------

Cash used for investing activities..............................................           (54,284)         (154,745)
                                                                                     --------------     --------------

Financing activities --
  Net proceeds from sale of common stock and exercise of stock options
   and warrants.................................................................                --              4,682
  Proceeds from long-term debt, net of issuance costs...........................           895,000            158,924
  Repayments of long-term debt..................................................          (996,110)           (91,519)
                                                                                     --------------     --------------
Cash (used for) provided by financing activities................................          (101,110)            72,087
                                                                                     --------------     --------------
Decrease in cash and cash equivalents...........................................          (57,623)             (2,699)
Cash and cash equivalents, beginning of period..................................          121,405              39,742
                                                                                     --------------     --------------
Cash and cash equivalents, end of period........................................     $     63,782       $      37,043
                                                                                     ==============     ==============

The accompanying  Notes to Condensed  Consolidated  Financial  Statements are an integral part of these statements.


                          ALLIED WASTE INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

     Allied Waste Industries, Inc., ("Allied" or "we") a Delaware corporation, is the second largest, non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous waste collection, transfer, disposal and recycling services to approximately 9.9 million customers in 42 states through a network of 349 collection companies, 154 transfer stations, 155 active landfills, and 91 recycling facilities. We have organized our operations into eight regions: Atlantic, Central, Great Lakes, Midwest, Northeast, Southeast, Southwest and West and consistent with our vertical integration model, each region is organized into several operating districts and each district is comprised of specific site operations. The districts consist of a collection of stand-alone companies usually operating as a vertically integrated operation within a common marketplace.

On July 30, 1999, we completed the acquisition of Browning-Ferris Industries, Inc. ("BFI") for approximately $7.7 billion of cash and the assumption of approximately $1.9 billion of BFI debt. Prior to the acquisition, BFI was the second largest non-hazardous solid waste company in North America with annual revenues of approximately $4.2 billion and provided integrated solid waste management services, including residential, commercial and industrial collection, transfer, disposal and recycling.

The Condensed Consolidated Financial Statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The Condensed Consolidated Balance Sheet as of December 31, 1999, which has been derived from audited Consolidated Financial Statements, and the unaudited interim Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading when read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 1999. The Condensed Consolidated Financial Statements as of March 31, 2000, and for the three months ended March 31, 2000 and 1999 reflect, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly state the financial position and results of operations for such periods.

Operating results for interim periods are not necessarily indicative of the results for full years. These Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 1999 and the related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 30, 2000.

There have been no significant additions to or changes in our accounting policies since December 31, 1999. For a description of our accounting policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 1999 in our Annual Report on Form 10-K.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Acquisition related and unusual costs --

During the year ended December 31, 1999, we recorded $588.9 million of acquisition related and unusual costs primarily associated with the $9.6 billion acquisition of BFI, which was accounted for as a purchase. The costs primarily relate to environmental related matters, litigation liabilities, risk management liabilities, loss contract provisions, transition costs and the write-off of deferred costs relating to the acquisition. For a detailed description of the costs, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 1999 in our annual report on Form 10-K.

In connection with the integration plan related to the acquisition of BFI in 1999, we identified and notified approximately 1,500 employees that they would be retained for transition purposes for a specified period, generally not exceeding nine to twelve months from the acquisition date. After the specified time period, they will be terminated. Additionally, we identified certain offices and operations, which were duplicative, and we are in the process of consolidating these operations. As these costs are not accruable until committed or paid, approximately $67.4 million and $25.5 million of transition costs were expensed during 1999 and for the three months ended March 31, 2000, respectively. We estimate that we may incur approximately $90 million of additional transition expenses associated with the integration of BFI over the subsequent quarters in 2000.

Any subsequent changes in estimates of acquisition related and unusual costs will be included in the acquisition related and unusual costs caption of the statement of operations in the period in which the change in estimate is made. During 2000, approximately $10.5 million of accrued acquisition related costs associated with the BFI acquisition were recorded to acquisition related and unusual costs relating to changes in estimated loss contract liabilities and litigation reserves.

The following table reflects the cash activity through March 31, 2000 related to the acquisition related and unusual costs accrued during 1999 (in thousands):

                                        1999                                                               Balance
                                      Additions                                                           Remaining
                                       through           1999              2000                           March 31,
                                       Expense       Expenditures      Expenditures     Adjustments          2000
                                     ------------    --------------    -------------    -------------    -------------
Transition costs.................    $    77,350     $  (74,654)       $   (2,091)      $        --      $       605
Loss contracts...................         32,643         (6,058)           (1,943)            6,638           31,280
Litigation and compliance costs..        113,382         (1,553)           (9,930)            3,897          105,796
                                     ------------    --------------    -------------    -------------    -------------

  Total..........................    $   223,375     $  (82,265)       $  (13,964)      $    10,535      $   137,681
                                     ============    ==============    =============    =============    =============

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Extraordinary loss --

In February 2000, we repaid the asset sale term loan facility prior to its maturity date. In connection with this repayment, we recognized an extraordinary charge for the early extinguishment of the debt of approximately $10.7 million ($6.5 million net of income tax benefit, $0.03 per share) related to the write-off of previously deferred debt issuance costs.

Change in Accounting Principle --

During 1999, we evaluated our capitalized interest policy to assess the comparability of the calculation with the change in the business strategy resulting from the acquisition of BFI. As a result of this assessment, we changed the method of calculating capitalization of interest under Statement of Financial Accounting Standard No. 34, Capitalization of Interest Cost ("SFAS 34"). Previously, interest was capitalized using a method that defined the area of a landfill under development as all acreage considered available for development. Actual acquisition, permitting and construction costs incurred related to the area under development qualified for interest capitalization. Any costs incurred related to areas already developed and accepting waste no longer qualified for interest capitalization. Under the new methodology, the area of a landfill under development is defined as only the portion of the permitted acreage currently undergoing active cell development. The effect of this change in definition is to substantially reduce the acreage qualifying for interest capitalization. The costs upon which interest is capitalized continue to include the actual acquisition, permitting and construction costs incurred for cell development. Consistent with the prior policy, as construction of an area is completed and the area becomes available for use, the cell no longer qualifies for interest capitalization.

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

Statements of cash flows --

The non-cash transactions for the three months ended March 31, 2000 and 1999 are as follows (in thousands):

                                                          March 31,
                                                --------------------------------
                                                    2000              1999
                                                --------------    --------------

  Debt and liabilities incurred or assumed in
    acquisitions................................ $     56,540     $     17,486

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

Recently issued accounting pronouncements --

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, ("SFAS"), Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB
Statement No. 133, an amendment of SFAS No. 133. This statement defers, for one-year, the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to those fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recorded as either assets or liabilities and the instruments to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately or deferred, depending on the use of the derivative, and whether or not it qualifies as a hedge. We will adopt SFAS No. 133 by January 1, 2001, as required. We are currently assessing the impact of this statement on our results of operations and financial position.

2. Business Combinations and Divestitures

Unaudited pro forma statement of operations data --

The following table compares, for the three months ended March 31, 2000 and 1999, reported consolidated results of operations to unaudited pro forma consolidated data as if all of the companies acquired in 2000 and 1999 accounted for using the purchase method for business combinations were acquired as of January 1, 1999 (in thousands, except per share data):

                                                             2000                                   1999
                                              -----------------------------------     ---------------------------------
                                                Reported           Pro Forma(1)         Reported         Pro Forma(1)
                                              --------------      ---------------     --------------    ---------------
 Revenues................................     $   1,378,294       $   1,389,654       $     408,045     $   1,370,350
 Income (loss) before
   extraordinary loss and cumulative
   effect of change in accounting
   principle.............................            24,965              25,437              33,174           (39,150)
 Income (loss)  available to
   common shareholders before
   extraordinary loss and cumulative
   effect of change in accounting
   principle.............................             8,355               8,827              33,174           (55,177)
 Basic earnings (loss) per share
   before extraordinary loss and
   cumulative effective of change in
   accounting principle..................              0.13                0.13                0.18             (0.21)
 Diluted earnings (loss) per share
   before extraordinary loss and
   cumulative effective of change in
   accounting principle..................              0.13                0.13                0.17             (0.21)

(1)     The pro forma  results of operations  reflect  planned  divestitures  of certain  BFI  operations as "Assets held for  sale" and  exclude  any  projected annual cost savings.

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

In July 1999, management formalized plans to dispose of certain operations required to be divested by governmental order as a condition for approval of the acquisition of BFI (the "Allied Divestitures"). Additionally, management identified other Allied operating districts (the "Allied Operations") in which our vertical integration plan was not practicable as a result of the BFI transaction and therefore, these districts were identified for divestiture. All of these operations had been owned prior to the acquisition of BFI. In accordance with SFAS 121, an impairment loss of $43.5 million was recorded during 1999 to reduce the carrying value of the assets to the net realizable value including an accrual for the cost of disposal.

The results of operations before depreciation and amortization and acquisition related and unusual costs of the Allied Divestitures and the Allied Operations included in consolidated operating income, in accordance with SFAS 121, was approximately $1.7 million during the three months ended March 31, 2000. During the three months ended March 31, 2000, we excluded from our Condensed Consolidated Statements of Operations, in accordance with SFAS 121, depreciation and amortization in the amount of $0.9 million.

BFI Assets --

Concurrent with the acquisition of BFI, certain BFI operations were identified by management as non-core or non-integrated operations and are expected to be divested along with certain operations required by governmental order to be divested. These operations included BFI's Canadian operations ("BFI Canada"), medical waste operations ("BFI Medical Waste"), gas systems operations ("BFI Gas") and certain solid waste operations ("BFI Solid Waste Divestitures") (collectively, the "BFI Divestitures"). The sales of these operations are being accounted for in accordance with Emerging Issues Task Force Issue 87-11 -- Allocation of Purchase Price to Assets to Be Sold. The BFI Divestitures are being carried at the net realizable value based on the current terms of transactions expected to be closed in 2000 including accruals for cost of disposal, operating income and allocable interest expense. Accordingly, approximately $18.0 million of consolidated operating income excluding acquisition related and unusual costs and approximately $17.9 million of allocable interest expense related to the BFI Divestitures were excluded from our Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and were included in assets held for sale on our Condensed Consolidated Balance Sheet.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At March 31, 2000, and December 31, 1999, the assets held for sale are classified as current assets on our Condensed Consolidated Balance Sheets and are summarized as follows (in thousands):

                                                                   March 31, 2000                 December 31, 1999
                                                                ---------------------            ---------------------
Accounts receivable, net..................................            $  62,450                        $  90,396
Other current assets......................................               66,969                           16,478
Property and equipment, net...............................              325,712                          616,973
Goodwill, net.............................................               39,394                          247,383
Other long-term assets....................................                7,374                            5,405
Current liabilities.......................................              (78,803)                         (64,682)
Long-term liabilities.....................................               (4,696)                         (20,053)
                                                                ---------------------            ---------------------
  Total net assets........................................            $ 418,400                        $  891,900
                                                                =====================            =====================

4. Long-term Debt

Long-term debt at March 31, 2000 and December 31, 1999 consists of the following (in thousands):

                                                                                  March 31,            December 31,
                                                                                     2000                  1999
                                                                               -----------------     -----------------
Revolving credit facility, effective rates of 8.69% and 9.00%..............    $       643,000       $        65,000
Asset sale term loan facility, effective rate of 9.00%.....................                 --                99,496
Tranche A, B and C loan facilities, interest rates ranging from 8.65%
  to 9.17%.................................................................          4,500,000             4,500,000
Tranche D term loan facility, effective rates of 10.13% and 10.50%.........            198,391               500,000
1999 Senior subordinated notes, effective rate of 9.92%....................          2,007,907             2,008,119
1998 Senior Notes, effective rates ranging from 7.41% to 7.91%.............          1,698,349             1,698,309
Senior Notes and debentures, effective rates ranging from
  8.63% to 10.36%..........................................................            723,681               721,229
Market value put securities, effective rate of 6.32%.......................                 --               249,705
Solid waste revenue bond obligations, weighted average effective
  rates of 6.20% and 7.02%.................................................            307,879               316,299
Notes payable to banks, finance companies, and individuals,
  weighted average interest rates ranging from 5% - 10%....................             69,361                85,062
                                                                               -----------------     -----------------
                                                                                    10,148,568            10,243,219
Current portion............................................................            508,480             1,002,928
                                                                               -----------------     -----------------
                                                                               $     9,640,088       $     9,240,291
                                                                               =================     =================

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In connection with the BFI acquisition in July 1999, we entered into a new credit facility (the "1999 Credit Facility"). The 1999 Credit Facility provides a $1.5 billion six-year revolving credit facility, a $556 million two-year asset sale term loan (the "Asset Sale Term Loan") which was repaid in full in February 2000, a $1,750 million six-year Tranche A term loan (the "Tranche A Term Loan"), a $1,250 million seven-year Tranche B term loan (the "Tranche B Term Loan"), a $1,500 million eight-year Tranche C term loan (the "Tranche C Term Loan") and a $500 million eight-year Tranche D term loan (the "Tranche D Term Loan").

The 1999 Credit Facility bears interest, at (a) an Alternate Base Rate, or (b) a Eurodollar Rate, both terms defined in the 1999 Credit Facility, plus, in either case, an applicable margin and may be used for acquisitions, the issuance of letters of credit, working capital and other general corporate purposes. Of the $1.5 billion available under the Revolving Credit Facility, no more than $800 million may be used to support the issuance of letters of credit. As of March 31, 2000, approximately $438 million was available on this facility.

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

In July 1999, Allied Waste North America, Inc. ("Allied NA"; a wholly owned consolidated subsidiary of Allied) issued $2.0 billion of senior subordinated notes (the "1999 Notes") in a Rule 144A offering. In January 2000, these notes were exchanged for substantially identical notes (which are also referred to as the 1999 Notes) registered under the Securities Exchange Act of 1933. Interest accrues on the 1999 Notes at an interest rate of 10% per annum, payable semi-annually on May 1 and November 1 beginning on November 1, 1999. We used the proceeds from the 1999 Notes as partial financing for the acquisition of BFI. We, together with substantially all of our subsidiaries, guarantee the 1999 Notes.

In connection with the BFI acquisition on July 30, 1999, we assumed all of BFI's debt securities with the exception of commercial paper that was paid off in connection with the acquisition. BFI's debt securities were recorded at their fair market values as of the date of the acquisition in accordance with Emerging Issues Task Force Issue 98-1 -- Valuation of Debt Assumed in a Purchase Business Combination. The effect of revaluing the debt securities resulted in an aggregate discount from the historic face amount of $137.0 million.

The Market Value Put Securities ("MVPs") had a optional put on January 18, 2000, which was exercised. Accordingly, we repaid the MVP's in January through a draw on our revolving credit facility.

5. Closure, Post-Closure and Environmental Liabilities

We have a network of 155 owned or operated active landfills with a net book value of approximately $1.5 billion at March 31, 2000. The landfills have operating lives ranging from one to over 150 years based on available capacity using current annual volumes. The average life of our landfills approximates 39 years. Estimated costs for closure and post-closure as required under the Environmental Protection Agency's Subtitle D regulations are compiled and updated annually for each landfill from local and regional company engineers and reviewed by senior management. The future estimated closure and post-closure costs are increased at an inflation rate of 2.5%, and discounted at a risk-free capital rate of 7.0%, per annum, based on the timing of the amounts to be expended. The following table is a summary of the closure and post-closure costs (in thousands):

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                                                       December 31,
                                                                                                           1999
                                                                                                     -----------------
Discounted Closure and  Post-Closure Liability Recorded:
  Current Portion................................................................................    $        75,316
  Non-Current Portion............................................................................            442,032
                                                                                                     -----------------
  Total..........................................................................................    $       517,348
                                                                                                     =================

Estimated Remaining Closure and Post-Closure Costs to be Expended:
  Discounted.....................................................................................    $     1,046,538
  Undiscounted...................................................................................          2,689,485

Estimated Total Future Payments:
  2000...........................................................................................    $        75,316
  2001...........................................................................................             66,652
  2002...........................................................................................             56,688
  2003...........................................................................................             68,166
  2004...........................................................................................             56,514
  Thereafter.....................................................................................          2,366,149

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

The second component is the accretion expense necessary to increase the accrued closure and post-closure reserve balance to its future, or undiscounted, value. To accomplish this, we accrete our closure and post-closure accrual balance using the current risk-free capital rate and charge this accretion as an operating expense in that period. We charged approximately $15.8 million, related to per unit closure and post-closure expense and periodic accretion during the three months ended March 31, 2000. Changes in estimates of costs or capacity are treated on a prospective basis.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Environmental costs --

In connection with the acquisition of companies, we engage independent environmental consulting firms to assist in conducting an environmental assessment of companies acquired from third parties. Several contaminated landfills and other properties were identified during 1999 that will require us to incur costs for incremental closure and post-closure measures, remediation activities and litigation costs in the future. The ultimate amounts for environmental liabilities cannot be determined and estimates of such liabilities made by us, after consultation with our independent environmental engineers, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in our Condensed Consolidated Financial Statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessment to date, the recorded liabilities will be periodically evaluated, as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded liability for environmental matters as of March 31, 2000 and December 31, 1999 of approximately $467.7 million and $478.2 million, respectively, represents the most probable outcome of these contingent matters. We do not reduce our estimated obligations for anticipated proceeds from other potentially responsible parties or insurance companies. There were no significant recovery receivables outstanding as of March 31, 2000. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding closure and post-closure, could result in approximately $33 million of additional liability.

The following table shows the activity and balances related to environmental accruals and for closure and post-closure accruals related to open and closed landfills from December 31, 1999 through March 31, 2000 (in thousands):

                                 Balance at         Charges to           Other                            Balance at
                                  12/31/98           Expense          Charges(1)         Payments          12/31/99
                                -------------     ---------------    --------------    --------------    -------------

Environmental costs.........    $    478,194      $           --     $    (3,333)      $    (7,159)      $    467,702
Open landfills closure and
  post-closure costs........         313,800              12,232           35,767           (2,429)           359,370
Closed landfills closure and
 post-closure costs.........         203,548               3,592               --           (8,108)           199,032

   (1)    Amounts consist primarily of liabilities related to acquired companies.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Net Income Per Common Share

Net income per common share is calculated by dividing net income, less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share data):

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                     ---------------------------------
                                                                                          2000              1999
                                                                                     ---------------    --------------
Basic earnings per share computation:
Income before extraordinary loss and cumulative effect of change in
  accounting principle...........................................................    $      24,965      $      33,174
Less: preferred stock dividends..................................................           16,610                 --
                                                                                     ---------------    --------------
Income available to common shareholders before extraordinary loss and
  cumulative effect of change in accounting principle............................    $       8,355      $      33,174
                                                                                                        ==============
                                                                                     ===============
Weighted average common shares outstanding.......................................          188,673            186,403
                                                                                     ===============    ==============
Basic earnings per share before extraordinary loss and cumulative effect
  of change in accounting principle..............................................    $        0.04      $        0.18
                                                                                     ===============    ==============

Diluted earnings per share computation:
Income before extraordinary loss and cumulative effect of change in
  accounting principle...........................................................    $      24,965      $      33,174
Less: preferred stock dividends..................................................           16,610                 --
                                                                                     ---------------    --------------
Income available to common shareholders before extraordinary loss and
  cumulative effect of change in accounting principle............................    $       8,355      $      33,174
                                                                                     ===============    ==============
Weighted average common shares outstanding.......................................          188,673            186,403
Effect of stock options and warrants, assumed exercisable........................              358              2,655
Effect of shares assumed outstanding pursuant to hold-back arrangements..........              430              1,504
                                                                                     ---------------    --------------
Weighted average common and common equivalent shares outstanding.................          189,461            190,562
                                                                                     ===============    ==============
Diluted earnings per share before extraordinary loss and cumulative effect
  of change in accounting principle..............................................    $        0.04      $        0.17
                                                                                     ===============    ==============

7. Commitments and Contingencies

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and reasonably estimable. We expect that matters in process at March 31, 2000, which have not been accrued in the Condensed Consolidated Balance Sheet, will not have a material adverse effect on our consolidated liquidity, financial position or results from operations.

In connection with certain acquisitions, we have entered into agreements to pay royalties based on waste tonnage disposed at specified landfills. The royalties are generally payable quarterly and amounts earned, but not paid, are accrued in the accompanying Condensed Consolidated Balance Sheets.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Rental expense under such operating leases was approximately $8.4 million and $6.5 million for the three months ended March 31, 2000 and 1999, respectively.

We carry a broad range of insurance coverage for protection of our assets and operations from certain risks including environmental impairment liability insurance for certain landfills.

We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. These financial assurance requirements are satisfied by us issuing performance bonds, letters of credit, insurance policies or trust deposits to secure our obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At March 31, 2000, we had outstanding approximately $1.5 billion in financial assurance instruments, represented by $684 million of performance bonds, $704 million of insurance policies, $46 million of trust deposits and $58 million of letters of credit. During calendar year 2000, we expect no material increase in financial assurance obligations relating to our landfill operations and collection contracts.

We have issued bank letters of credit in the aggregate amount of approximately $466.2 million at March 31, 2000, including approximately $61.1 million relating to financial assurances to government agencies. These financial instruments are issued in the normal course of business and are not reflected in the accompanying Condensed Consolidated Balance Sheets. The underlying obligations of the financial instruments are valued based on the likelihood of performance being required. We do not expect any material losses to result from these off balance sheet instruments based on historical results, and therefore, we are of the opinion that the fair value of these instruments is zero.

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

In the event of a partnership default which results in termination of incineration service, we may limit our financial obligations to funding up to 50% of periodic payments related to outstanding debt, and in certain circumstances other operating cash deficiencies. Average annual debt service on 50% of the aggregate American Ref-Fuel partnerships debt over the next five years is $50 million. Funding of operating cash deficiencies would not be required in excess of $100 million or 50% of the deficiency, whichever is less. Under support agreements with one of the partnerships, a subsidiary of Allied guarantees to lend up to $2.5 million, defer operating cost reimbursement up to $3.5 million and fund up to $2.5 million in operating damages under certain circumstances.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. Segment Reporting

We classify our operations into eight U.S. geographic regions: Atlantic, Central, Great Lakes, Midwest, Northeast, Southeast, Southwest and West. Our revenues are derived from one industry segment, which includes the collection, transfer, disposal and recycling of non-hazardous solid waste. We evaluate performance based on several factors, of which the primary financial measure is EBITDA before acquisition related and unusual costs. The accounting policies of the business segments are the same as those described in the Organization and Summary of Significant Accounting Policies (See Note 1). The tables below reflect certain geographic information relating to our operations for the three months ended March 31, 2000 and 1999 (in thousands):

                                       2000                                                 1999
                  ------------------------------------------------     -----------------------------------------------
                                                        EBITDA                                              EBITDA
                    Revenues                            before           Revenues                           before
                      from          Intersegment     non-recurring         from         Intersegment     non-recurring
                    external          revenues         charges           external         revenues         charges
                   customers                                            customers
                  -------------     -------------    -------------     -------------    -------------    -------------
Atlantic......    $    147,986      $     22,112     $     49,125      $     27,128     $      5,840     $      8,922
Central.......         125,193            29,172           39,633            67,987           17,502           21,882
Great Lakes...         156,929            36,834           58,235            69,890           20,180           31,975
Midwest.......         127,692            27,030           57,621            39,750            9,911           18,429
Northeast.....         226,342            45,161           59,498            53,053            6,236           10,879
Southeast.....         179,030            26,096           65,710            12,414            3,520            3,870
Southwest.....         183,570            31,308           70,883            39,239            9,759           16,581
West..........         222,318            45,881           77,406            97,324            9,624           33,079
Other(1)......           9,234                --         (15,928)             1,260               --          (1,116)
                  -------------     -------------    -------------     -------------    -------------    -------------
Total.........    $  1,378,294      $    263,594     $    462,183      $    408,045     $     82,572     $    144,501
                  =============     =============    =============     =============    =============    =============

(1) Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on a regional basis.

   Reconciliation of reportable segment primary financial measure to operating income (in thousands):

                                                                                  Three Months Ended March 31,
                                                                            ------------------------------------------
                                                                                   2000                   1999
                                                                            -------------------    -------------------
Operating income:
Total EBITDA before acquisition related and unusual costs
  for reportable segments...............................................        $   462,183            $   144,501
Depreciation and amortization for reportable
  segments..............................................................           (165,611)               (47,170)
Acquisition related and unusual costs...................................            (36,049)                (1,116)
                                                                            -------------------    -------------------
  Operating income......................................................        $   260,523            $    96,215
                                                                            ===================    ===================

   Percentage of our total revenue attributable to services provided:

                                                                                  Three Months Ended March 31,
                                                                            ------------------------------------------
                                                                                   2000                   1999
                                                                            -------------------    -------------------
Collection(1)...........................................................              63.0%                  56.2%
Transfer................................................................              4.3                    6.6
Landfill(1).............................................................             22.2                   31.0
Other...................................................................             10.5                    6.2
                                                                            -------------------    -------------------
  Total revenues........................................................             100.0%                 100.0%
                                                                            ===================    ===================

(1) The portion of collection and third-party transfer revenues attributable to disposal charges for waste collected by us and disposed at our landfills has been excluded from collection and transfer revenues and included in landfill revenues.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Summarized Financial Data of Allied Waste North America, Inc.

The 1998 Senior Notes and the 1999 Notes issued by Allied NA (our wholly owned subsidiary) are guaranteed by us. Our guarantee is full, unconditional and joint and several of Allied NA's debt. The separate complete financial statements of Allied NA have not been included herein as we have determined that such disclosure is not considered to be material. However, summarized consolidated balance sheet and statement of operations data for Allied NA and subsidiaries as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999 are as follows (in thousands):

                   Summarized Consolidated Balance Sheet Data

                                                                     March 31, 2000             December 31, 1999
                                                                 ------------------------    -------------------------
Current assets...............................................       $      1,616,753            $      2,248,422
Property and equipment, net..................................              3,865,787                   3,738,388
Goodwill, net................................................              8,529,782                   8,238,929
Other non-current assets.....................................                707,251                     737,362
Current liabilities..........................................              1,993,346                   2,629,499
Long-term debt, net of current portion.......................              9,640,088                   9,240,291
Due to parent................................................              2,091,421                   2,091,951
Other long-term obligations..................................              1,428,633                   1,453,756
Retained deficit.............................................               (433,915)                   (452,396)



                     Summarized Consolidated Statement of Operations Data

                                                                             Three Months Ended March 31,
                                                                 -----------------------------------------------------
                                                                          2000                         1999
                                                                 -----------------------     -------------------------
Revenue......................................................       $      1,378,294             $         408,045
Operating costs and expenses.................................              1,117,771                       311,830
Operating income.............................................                260,523                        96,215
Net income before extraordinary loss and
  cumulative effect of change in accounting principle........                 24,965                        33,174
Extraordinary loss, net......................................                  6,484                            --
Cumulative effect of change in accounting principle, net.....                     --                        64,255
Net income (loss)............................................                 18,481                       (31,081)


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The  following  discussion  should  be read in  conjunction  with our  Condensed
Consolidated Financial Statements and the notes thereto, included elsewhere herein.

Introduction

Allied Waste Industries, Inc., a Delaware corporation ("we" or "Allied"), is the second largest, non-hazardous solid waste management company in the United States, and operates as a vertically integrated company that provides collection, transfer, disposal and recycling services for residential, commercial and industrial customers. We operate in 42 states and serve approximately 9.9 million commercial and residential customers from a base of assets including 349 collection companies, 154 transfer stations, 155 active landfills and 91 recycling facilities.

We have experienced significant growth, primarily resulting from the acquisition of solid waste businesses. Since January 1, 1993, we have completed 240 acquisitions including 55 acquisitions in 1999. The results of operations for the acquisitions accounted for under the purchase method for business combinations are included in our financial statements only from the applicable date of acquisition. As a result, we believe our historical results of operations for the periods presented are not directly comparable to our current results of operations.

On July 30, 1999, we completed the acquisition of Browning-Ferris Industries, Inc. ("BFI") in a transaction accounted for as a purchase. As a result of the acquisition, each share of BFI common stock was converted into the right to receive $45 in cash. Including assumed and refinanced debt, the cost of acquiring BFI was approximately $9.6 billion. Financing for the acquisition was obtained from draws of $4.7 billion from credit facilities with a capacity of $7.1 billion (the "1999 Credit Facility"), the sale of $1.0 billion of newly issued senior convertible preferred stock (the "Preferred Stock") and the sale of $2.0 billion of 10% Senior Subordinated Notes due 2009 (the "1999 Notes").

In connection with the acquisition of BFI, we initiated an asset divestiture program, whereby we would sell for cash or through simultaneous buy and sell transactions, certain non-core assets that do not fit with our vertical integration operating strategy. The net proceeds from this initiative are expected to generate approximately $1.6 billion (net of approximately $117 million of tax). As of March 31, 2000, we had completed divestitures, which generated approximately $1.3 billion of net proceeds.

Status of Integration of BFI. In connection with the acquisition of BFI on July 30, 1999, we anticipated annual cost savings of approximately $360 million by the end of 2000 resulting from corporate and field SG&A savings, operations labor cost savings, market cost savings and asset buy and sell agreements. As of December 31, 1999, we had achieved approximately $335 million in annual cost savings through headcount reductions of approximately 2,900 employees, the closure of 51 facilities, 96 route rationalizations and other cost savings. Internalization increased from 57% at the time of the acquisition to 62% at March 31, 2000. The remaining $25 million of cost savings is expected to be achieved in 2000 in connection with the completion of the divestiture initiative, which includes asset buy and sell agreements.

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

                                                                                                 Three Months Ended
                                                           Year Ended December 31,                     March 31,
                                                 ---------------------------------------------    --------------------
                                                    1999            1998             1997                2000
                                                 ------------    ------------     ------------    --------------------
Collection(1)...............................         60.7%           55.7%            57.2%                63.0%
Transfer....................................         5.6             7.1              6.7                 4.3
Landfill(1).................................        25.3            29.9             26.4                22.2
Other.......................................         8.4             7.3              9.7                10.5
                                                 ------------    ------------     ------------    --------------------
  Total revenues............................        100.0%          100.0%           100.0%               100.0%
                                                 ============    ============     ============    ====================

                                                                                                  Three Months Ended
                                                           Year Ended December 31,                     March 31,
                                                 ---------------------------------------------    --------------------
                                                    1999            1998             1997                2000
                                                 ------------    ------------     ------------    --------------------
Atlantic....................................          9.6%            6.7%             6.1%                10.8%
Central.....................................        12.2            19.1             18.8                 9.2
Great Lakes.................................        13.1            18.8             15.4                11.5
Midwest.....................................         9.8            10.2             10.0                 9.4
Northeast...................................        15.6            10.7             14.0                16.5
Southeast...................................         9.2             3.7              3.6                13.1
Southwest...................................        12.1             9.4             11.3                13.4
West........................................        18.4            21.4             20.8                16.1
                                                 ------------    ------------     ------------    --------------------
  Total revenues............................        100.0%          100.0%           100.0%               100.0%
                                                 ============    ============     ============    ====================

(1) The portion of collection and third-party transfer revenues attributable to disposal charges for waste collected by us and disposed at our landfills has been excluded from collection and transfer revenues and included in landfill revenues.

Our strategy is to develop vertically integrated operations to ensure internalization of the waste we collect and thus realize higher margins from our operations. By disposing of waste at company-owned and/or operated landfills, we retain the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 62% of the waste we collect as measured by disposal volumes was disposed of at landfills we own and/or operate in 2000. In addition, transfer stations are an integral part of the disposal process. We locate our transfer stations in areas where our landfills are outside of the population centers in which we collect waste. Such waste is transferred to long-haul trailers and economically transported to our landfills.

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

Landfill Accounting. We use a life-cycle accounting method for landfills and the related closure and post-closure liabilities. This method applies the costs associated with acquiring, developing, closing and monitoring the landfills over the associated landfill capacity based on consumption. On an annual basis, we update the development cost estimates (which include the costs to develop the site as well as the individual cell construction costs), closure and post-closure cost estimates and future capacity estimates for each landfill. The cost estimates are prepared by local company and third-party engineers based on the applicable local, state and federal regulations and site specific permit requirements. Future capacity estimates are updated, using aerial surveys of each landfill performed annually, by third-party engineers to estimate utilized disposal capacity and remaining disposal capacity. These cost and capacity estimates are reviewed and approved by senior operations management annually.


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

                                    Net Book
                                    Value of
                                    Landfills
                Net Book            Cumulative           Acquired                                                   Net Book
                Value at            Change in             During            Landfill                                Value at
              December 31,          Accounting         1999, net of        Development          Landfill          December 31,
                  1998             Principle(1)      Divestitures (2)         Costs           Amortization            1999
           -------------------    ---------------    -----------------    --------------     ---------------    -----------------

           $       924,698           (85,965)            501,735             162,754            (81,549)        $     1,421,673

(1) Amount relates to the charge resulting from the change in accounting principle for interest previously capitalized at our active landfills (See Note 1 to Condensed Consolidated Financial Statements).

(2)     Landfills classified as assets held for sale are included as divestitures.

Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, engineering and legal fees, and capitalized interest. Estimated total future development costs are approximately $2.6 billion, excluding capitalized interest, and we expect that this amount will be spent over the remaining operating lives of the landfills. We have available disposal capacity of approximately 2.7 billion cubic yards as of December 31, 1999. We classify this total disposal capacity as either permitted (having received the final permit from the governing authorities) and deemed permitted. Our internal requirements to classify capacity as deemed permitted are as follows:

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

The following table reflects landfill airspace activity for active landfills we owned or operated for the twelve months ended December 31, 1999 (airspace in millions of cubic yards):

                                                Additions    Additions
                  Balance      Acquisitions,        To            To                         Changes in      Balance
                   as of          net of         Deemed        Permitted     Airspace        Engineering      as of
                 12/31/98      Divestitures(1)   Airspace      Airspace       Consumed        Estimates      12/31/99
                 ----------    --------------    ----------    ----------    -----------     ------------    ---------

Permitted
  airspace..      1,167.3          976.3            --           20.2          (63.8)            8.0         2,108.0
Number of
  landfills.        76              75              --            --             --              --            151

Deemed
  airspace..       268.3           273.7           35.6         (16.2)           --            (16.4)         545.0
Number of
  landfills.        21              13               3            --             --              --             37
                 ----------    --------------    ----------    ----------    -----------     ------------    ---------
Total
  airspace..      1,435.6         1,250.0          35.6           4.0          (63.8)           (8.4)        2,653.0
Number of
  landfills.        76              75              --            --             --              --            151

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

Management periodically reviews the realizability of its investment in our landfill asset base. As part of our annual review, we will evaluate any events and circumstances which may indicate that a landfill be reviewed for impairment. Such review for recoverability will be made using undiscounted cash flows to measure recoverability in accordance with Emerging Issues Task Force ("EITF") Issue 95-23.

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

In 2000, we calculated the net present value of the closure and post-closure commitment assuming inflation of 2.5% and a risk-free capital rate of 7.0%. We accrete discounted amounts previously recorded to reflect the effects of the passage of time. We currently estimate total future payments for closure and post-closure to be $2.7 billion. The present value of such estimate is $1.0 billion. Estimated total future payments may change due to our initiatives to maintain effective cost control by determining alternative methods of complying with regulatory requirements, efficient execution of our responsibilities and partnering with experts to identify and implement innovative methods. At March 31, 2000 and December 31, 1999, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $558.4 million and $517.3 million, respectively. The accruals reflect a portfolio of landfills with estimated remaining lives, based on current waste flows, that range from one to over 150 years, and an estimated average remaining life of approximately 39 years.

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

Results of Operations

Three Months Ended March 31, 2000 and 1999

The following table sets forth the percentage relationship that the various items bear to revenues and the percentage change in dollar amounts for the periods indicated.


                                                                               Three Months Ended March 31,
                                                                      ------------------------------------------------
                                                                                                            2000
                                                                                                        Compared to
                                                                                                            1999
                                                                                                          % Change
                                                                         2000            1999            in Amounts
                                                                      ------------    ------------     ---------------
Statement of Operations Data:
Revenues..........................................................       100.0%          100.0%            237.8%
Cost of operations, excluding acquisition related and unusual
  costs...........................................................        58.8            56.4             252.1
Selling, general and administrative expenses, excluding
  acquisition related and unusual costs...........................         7.7             8.2             216.6
Depreciation and amortization.....................................         8.1             9.4             190.6
Goodwill amortization.............................................         3.9             2.1             515.8
Acquisition related and unusual costs.............................         2.6             0.3           3,130.2
                                                                      ------------    ------------
  Operating income................................................        18.9            23.6             170.8
Equity in earnings of unconsolidated subsidiaries.................        (1.0)             --                --
Interest expense, net.............................................        15.5             9.8             434.8
                                                                      ------------    ------------
  Income before income taxes......................................         4.4            13.8               7.1
Income tax expense................................................         2.5             5.6              47.7
Minority interest.................................................         0.1             0.1             470.3
                                                                      ------------    ------------
  Income before extraordinary loss and cumulative effect of
  change in accounting principle..................................         1.8             8.1             (24.7)
Extraordinary loss, net of income tax benefit.....................         0.5              --                --
Cumulative effect of change in accounting principle, net of
  income tax benefit..............................................          --            15.7            (100.0)
                                                                      ------------    ------------
  Net income (loss)...............................................         1.3            (7.6)            159.5
Dividends on preferred stock......................................         1.2              --                --
                                                                      ------------    ------------
  Net income (loss) available to common shareholders..............         0.1%          (7.6)%            106.0%
                                                                      ============    ============

Revenues. Revenues in 2000 were $1,378.3 million compared to $408.0 million in 1999, an increase of 237.8%. The increase in revenues is primarily due to the acquisition of companies subsequent to March 31, 1999, the most significant of which was BFI. Additionally, revenues attributable to existing operations ("Internal Growth") increased approximately 6% in 2000 compared to the same period in 1999.

Cost of Operations. Cost of Operations in 2000 was $810.0 million compared to $230.0 million in 1999, an increase of 252.1%. The increase in cost of operations was primarily associated with the increase in revenues described above. As a percentage of revenues, cost of operations increased to 58.8% in 2000 from 56.4% in 1999 primarily due to the change in revenue mix resulting from the acquisition of BFI. BFI's revenue mix was more heavily weighted toward collection revenue, which has lower margins than landfill revenues.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses in 2000 were $106.2 million compared to $33.5 million in 1999, an increase of 216.6%. As a percentage of revenues, SG&A decreased to 7.7% in 2000 from 8.2% in 1999. The decrease is the result of achieving the cost savings associated with the acquisition of BFI combined with the significant increase in revenues as noted above.

Depreciation and Amortization. Depreciation and amortization in 2000 was $111.6 million compared to $38.4 million in 1999, an increase of 190.6%. As a percentage of revenue, depreciation and amortization expense decreased to 8.1% in 2000 from 9.4% in 1999. The decrease is primarily due to the increase in depreciation being more than offset by the increase in revenues from the acquisition of BFI.

Goodwill Amortization. Goodwill amortization in 2000 was $54.0 million compared to $8.8 million in 1999, an increase of 515.8%. The increase in goodwill amortization was due to an increase in goodwill of approximately $7 billion primarily resulting from the acquisition of BFI.

Acquisition Related and Unusual Costs. During the first quarter of 2000, we recorded $36.0 million of acquisition related and unusual costs of which $25.5 million related to transitional personnel, duplicate facilities and integration costs associated with the integration of BFI. Additionally, we recorded a charge of $10.5 million related to changes in estimates for BFI related accruals.

Net Interest Expense. Net interest expense was $213.8 million in 2000 compared to $40.0 million in 1999, an increase of 434.8%. The increase is due to the increase in debt of approximately $7.9 billion primarily associated with the acquisition of BFI.

Income Taxes. Income taxes reflect a 55.9% effective income tax rate for the three months ended March 31, 2000 and 40.5% for the same period in 1999. The effective income tax rate in 2000 deviates from the federal statutory rate of 35% primarily due to the non-deductible nature of certain acquisition related charges and the non-deductibility of amortization expense related to approximately $6.5 billion of goodwill recorded in connection with the acquisition of BFI.

Extraordinary Loss, Net. In February 2000, we repaid the asset sale term loan facility prior to its maturity date. In connection with this repayment, we recognized an extraordinary charge for the early extinguishment of the debt of approximately $10.7 million ($6.5 million net of income tax benefit) related to the write-off of deferred debt issuance costs.

Cumulative Effect of Change in Accounting Principle, Net. In connection with the acquisition of BFI, we changed our capitalized interest policy to more accurately reflect our long-term business strategy. As a result, we recorded a charge of $64.3 million, net of related tax, during 1999, to reflect the cumulative effect on prior years of the change in the method of interest capitalization.

Dividends on Preferred Stock. Dividends on Preferred Stock were $16.6 million in 2000 and reflect the 6.5% dividend on the Preferred Stock issued on July 30, 1999 in connection with the financing of the acquisition of BFI. Dividends were not paid in cash, instead, the liquidation preference of the Preferred Stock increased by accrued, but unpaid dividends.

Liquidity and Capital Resources

Historically, we have satisfied our acquisition, capital expenditure and working capital needs primarily through bank financing and public offerings and private placements of debt and equity securities. Between January 1992 and March 2000, we completed total debt financings in excess of $14.3 billion and equity financings in excess of $1.4 billion, excluding stock issued for consideration in business combinations.

Due to acquisitions and the capital requirements of our previous business strategy, we have used amounts in excess of the cash generated from operations to fund acquisitions and capital expenditures. In the future we anticipate that cash flow from operations, less acquisitions and capital requirements, will be sufficient to service our long and short-term debt. However, over the next several quarters, transition and integration costs associated with the BFI acquisition may cause us to have negative cash flow from operations or may cause us to incur additional amounts of debt. In connection with acquisitions, we have assumed or incurred indebtedness with relatively short-term repayment schedules, thereby increasing our current and medium-term liabilities. Also, for certain acquisitions, current liabilities are recorded for acquisition related and unusual costs that require payment in the near term. Current liabilities periodically include scheduled payments required under our 1999 Credit Facility. In addition, we have acquired operating equipment using financing leases, which have short, and medium-term maturities. Also we use excess cash generated from operations to pay down amounts owed on our revolving line of credit, which is classified as long-term debt. As a result, we periodically have low levels of working capital or working capital deficits.

As of March 31, 2000, we had cash and cash equivalents of $63.8 million. Our capital expenditure and working capital requirements have increased significantly, reflecting our rapid growth through acquisition and development of revenue producing assets, and will increase further compared to the year ended December 31, 1999 as a result of the acquisition of BFI. During 1999, we acquired solid waste operations, excluding the BFI acquisition, representing approximately $381.2 million in annual revenues ($332.7 million net of intercompany eliminations), and sold operations representing approximately $372.5 million in annual revenues. During the three months ended March 31, 2000, we sold certain assets with annual revenues of approximately $424.2 million ($311.8 million net of intercompany eliminations) for consideration of approximately $461.0 million. For the calendar year 2000, we expect to spend approximately $675 million for capital expenditures, closure and post-closure, and remediation expenditures relating to our landfill operations. We also expect to spend approximately $300 million after tax, for non-recurring integration and transaction costs primarily related to the acquisition of BFI. The acquisition of additional waste operations would require additional capital amounts and capital expenditure requirements.

As of March 31, 2000, our debt structure consisted primarily of $5.3 billion outstanding under the 1999 Credit Facility, $2.0 billion of the 1999 Notes, $1.7 billion of the 1998 Senior Notes and $1.0 billion of debt assumed in connection with the BFI acquisition. As of March 31, 2000 there is aggregate availability under the revolving credit facility of the 1999 Credit Facility of approximately $438 million to be used for working capital, letters of credit, acquisitions and other general corporate purposes. The indentures relating to the 1999 Credit Agreement, the 1999 Notes and the 1998 Senior Notes contain financial and operating covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. A substantial portion of our available cash will be required to service this indebtedness. For fiscal 2000, our debt service is expected to be approximately $1.2 billion consisting of approximately $371 million in principal repayments and approximately $870 million in interest payments. These amounts may vary depending upon changes in interest rates.

We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. We satisfy these financial assurance requirements by issuing performance bonds, letters of credit, insurance policies or trust deposits as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At March 31, 2000, we had outstanding approximately $1.5 billion in financial assurance instruments, represented by $684 million of performance bonds, $704 million of insurance policies, $46 million of trust deposits and $58 million of letters of credit. During the calendar year 2000, we expect to be required to provide approximately $1.5 billion in financial assurance instruments relating to our landfill operations.

Subtitle D and other regulations that apply to the non-hazardous waste disposal industry have required us, as well as others in the industry, to alter operations and to modify or replace pre-Subtitle D landfills. Such expenditures have been and will continue to be substantial. Further regulatory changes could accelerate expenditures for closure and post-closure monitoring and obligate us to spend sums in addition to those presently reserved for such purposes. These factors, together with the other factors discussed above, could substantially increase our operating costs and affect our ability to invest in our facilities.


Our ability to meet future capital expenditure and working capital requirements, to make scheduled payments of principal, to pay interest, or to refinance our indebtedness, and to fund capital amounts required for the expansion of the existing business depends on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. On the basis of historical financial information, including recent operating history of both Allied and BFI, we believe that available cash flow, together with available borrowings under the new credit facility, our lease facilities and other sources of liquidity, will be adequate to meet our anticipated future requirements for working capital, acquisition related and integration costs, letters of credit, capital expenditures, scheduled payments of principal and interest on debt incurred under the new credit facility, the assumed BFI debt, the 1998 Senior Notes, the 1999 Notes and other debt, and capital amounts required for growth. However, we may have to refinance the principal payment at maturity on the 1998 Senior Notes, the 1999 Notes and other debt. We cannot assure you that our business will generate sufficient cash flow from operations, that we will be able to avail ourselves to future financings in an amount sufficient to enable us to service our indebtedness or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms, if at all. Further, depending on the timing, amount and structure of any possible future acquisitions and the availability of funds under the new credit facility, we may need to raise additional capital. We may raise such funds through additional bank financings or public or private offerings of our debt and equity securities. We cannot assure you that we will be able to secure such funding, if necessary, on favorable terms, if at all. If we are not successful in securing such funding, our ability to pursue our business strategy may be impaired and results of operations for future periods may be negatively affected. (See Note 4 to Allied's Condensed Consolidated Financial Statements).

Significant Financing Events

In July 1999, in connection with the completion of the acquisition of BFI, we entered into new financing arrangements and repaid all amounts borrowed under the then existing credit facility and all amounts borrowed by BFI under its commercial paper program. The new financing arrangements were (i) the 1999 Credit Facility for Allied Waste North America, Inc. ("Allied NA"; a wholly owned consolidated subsidiary of Allied), which is guaranteed by us and substantially all of our subsidiaries (including BFI and its subsidiaries), from a bank group for $7.1 billion to provide financing for the acquisition of BFI and working capital for us following the acquisition, (ii) the sale of the $2.0 billion principal amount 1999 Notes by Allied NA which are guaranteed by us and substantially all of our subsidiaries (including BFI and its subsidiaries), and
(iii) the sale for $1.0 billion of the Preferred Stock. In connection with the completion of the acquisition of BFI, we also guaranteed certain of BFI's remaining debt and, for the 1998 Senior Notes and for certain of BFI's remaining debt, provided collateral (pari passu with the 1999 Credit Facility) consisting of certain of BFI's assets. Both the 1999 Credit Facility and the 1999 Notes contain restrictions on Allied's ability to make acquisitions, purchase fixed assets above certain amounts, pay dividends, incur additional indebtedness, make investments, loans or advances, enter into certain transactions with affiliates or enter into a merger, consolidation or sale of all or a substantial portion of Allied's assets. The 1999 Credit Facility, the 1999 Notes and the Preferred Stock contain provisions, which could require repayment, in some cases at a premium upon a defined "change of control" of Allied and the Preferred Stock also contain restrictions on Allied's ability to pay cash dividends on common stock.

New Accounting Standard

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

Leverage Ability to Service Debt. We have substantial indebtedness with significant debt service requirements. At March 31, 2000, our consolidated debt was approximately $10.15 billion. The degree to which we are leveraged has important consequences, including the following (i) our ability to obtain additional financing in the future may be impaired, (ii) a portion of our cash flow from operations is required to be dedicated to the payment of principal and interest on our debt, thereby reducing funds available to us for other purposes,
(iii) we may be vulnerable in the event of an economic downturn in our business, and (iv) to the extent our outstanding debt under our 1999 Credit Facility is at variable rates that have not been hedged, we will be vulnerable to increases in interest rates. In addition, a portion of our bank debt provides for increasing interest rates if that portion is not repaid by July 30, 2000. Accordingly, if we are unable to repay this portion from the proceeds of asset divestitures or otherwise, our vulnerability to changes in interest rates will be greater.

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

Obtaining Landfill Permits and Availability of Acquisition Targets. Obtaining landfill permits has become increasingly difficult, time consuming and expensive. We cannot assure that we will succeed in obtaining additional landfill permits or locating appropriate acquisition candidates that can be acquired at price levels that we consider appropriate. The Forward Looking Statements assume that a number of landfill properties and acquisition candidates sufficient to meet our goals will be available and that we will be able to complete the acquisitions at prices that we have experienced in previous years. In addition, federal and state antitrust and similar policies may limit our ability to pursue acquisitions.

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

Dependence on Senior Management. We are highly dependent upon our senior management team. In addition, as we continue to grow, our requirements for operations management with waste industry experience will also increase. The availability of such experienced management is not known. Our Chief Financial Officer announced his resignation in February 2000. The Forward Looking Statements assume that experienced management will be available when needed by us at compensation levels that are within industry norms. We may also encounter difficulty in the assimilation and retention of employees. The loss of the services of any member of senior management or the inability to hire experienced operations management could have a material adverse effect on us.

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

Potential Environmental Liability. We may incur liabilities for the deterioration of the environment as a result of our operations. Any substantial liability for environmental damage could materially adversely affect our operating results and financial condition. Due to the limited nature of our insurance coverage of environmental liability, if we were to incur substantial financial liability for environmental damage, our business and financial condition could be materially adversely affected. The Forward Looking Statements assume that we will not incur any material environmental liabilities other than those for which a provision has been recorded in the Condensed Consolidated Financial Statements and disclosed in the notes thereto.

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

Quantitative and Qualitative Disclosures About Market Risk.

See Note 6 "Long-term Debt" to the Consolidated Financial Statements for the year ended December 31, 1999 in our Annual Report on Form 10-K.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

          No   changes to previously reported information.

Item 2. Changes in Securities

          None.

Item 3. Defaults upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits --


       Exhibit No.         Description
       -----------         ------------

       4.25    *           Second  Supplemental  Indenture,  dated December 29, 1999 among Allied,  certain  subsidiaries of
                           Allied and U.S. Bank Trust, N.A. as trustee,  regarding 10% Senior Subordinated Notes due 2009 of
                           Allied Waste North America, Inc.
       4.26    *           Fourth Supplemental Indenture,  dated July 30, 1999, among Allied, certain subsidiaries of Allied and U.S. Bank Trust,  N.A. as trustee,  regarding  the 1998 Notes of Allied Waste North  America,
                           Inc.
       4.27    *           Fifth  Supplemental  Indenture,  dated December 29, 1999, among Allied,  certain  subsidiaries of
                           Allied and U.S.  Bank  Trust,  N.A. as trustee,  regarding  the 1998 Notes of Allied  Waste North
                           America, Inc.

       27      *           Financial Data Schedule for the three months ended March 31, 2000.

               *           Filed herewith

        (b) Reports on Form 8-K during the Quarter Ended March 31, 2000 --

February 23, 2000         Our Current  Report on Form 8-K reports the  financial  results for the fourth  quarter of
                           1999.

                                    Signature

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ALLIED WASTE INDUSTRIES, INC.

                         By:                 /s/ PETER S. HATHAWAY
                                ------------------------------------------------
                                               Peter S. Hathaway
                                  Vice President and Chief Accounting Officer
                                 (Principal Financial and Accounting Officer)


   Date:  May 15, 2000


                                  EXHIBIT INDEX

       Exhibit No.         Description
       -----------         ------------

       4.25    *           Second  Supplemental  Indenture,  dated December 29, 1999 among Allied,  certain  subsidiaries of
                           Allied and U.S. Bank Trust, N.A. as trustee,  regarding 10% Senior Subordinated Notes due 2009 of
                           Allied Waste North America, Inc.
       4.26    *           Fourth Supplemental Indenture,  dated July 30, 1999, among Allied, certain subsidiaries of Allied and U.S. Bank Trust,  N.A. as trustee,  regarding  the 1998 Notes of Allied Waste North  America,
                           Inc.
       4.27    *           Fifth  Supplemental  Indenture,  dated December 29, 1999, among Allied,  certain  subsidiaries of
                           Allied and U.S.  Bank  Trust,  N.A. as trustee,  regarding  the 1998 Notes of Allied  Waste North
                           America, Inc.

       27      *           Financial Data Schedule for the three months ended March 31, 2000.

               *           Filed herewith