Form 10-Q
period 2000-06-30
ALLIED WASTE INDUSTRIES INC
filed 2000-08-14
CIK 848865

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------
                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended:      June 30, 2000

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

                                    Yes X No
                                       ---  ---

     Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

            Class                       Outstanding as of August 10, 2000
          --------                      ------------------------------
       Common Stock..................              196,781,869

================================================================================

                          ALLIED WASTE INDUSTRIES, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

   Part I Financial Information


   Item 1     Financial Statements

                    Condensed Consolidated Balance Sheets........................................................  3
                    Condensed Consolidated Statements of Operations..............................................  4
                    Condensed Consolidated Statements of Cash Flows..............................................  5
                    Notes to Condensed Consolidated Financial Statements.........................................  6

   Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations..............  20


   Part II Other Information


   Item 1     Legal Proceedings..................................................................................  34

   Item 2     Changes in Securities..............................................................................  34

   Item 3     Defaults Upon Senior Securities....................................................................  34

   Item 4     Submission of Matters to a Vote of Security Holders................................................  34

   Item 5     Other Information..................................................................................  34

   Item 6     Exhibits and Reports on Form 8-K...................................................................  34

   Signature.....................................................................................................  35


                                                  ALLIED WASTE INDUSTRIES, INC.
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (in thousands, except per share amounts)


                                                                                June 30,               December 31,
                                                                                  2000                     1999
                                                                            ------------------      ------------------
ASSETS                                                                         (unaudited)
Current assets --
Cash and cash equivalents...............................................    $       139,206         $       121,405
Accounts receivable, net of allowance of $45,911 and $59,490............            860,675                 867,667
Prepaid and other current assets........................................            239,928                 252,187
Deferred income taxes, net..............................................            102,478                 115,263
Assets held for sale....................................................                 --                 891,900
                                                                            ------------------      ------------------
  Total current assets..................................................          1,342,287               2,248,422
Property and equipment, net.............................................          3,860,981               3,738,388
Goodwill, net ..........................................................          8,660,479               8,238,929
Other assets, net.......................................................            725,071                 737,362
                                                                            ------------------      ------------------
  Total assets..........................................................    $    14,588,818         $    14,963,101
                                                                            ==================      ==================


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities --
Current portion of long-term debt.......................................     $       117,693         $     1,002,928
Accounts payable........................................................             447,809                 481,318
Accrued closure, post-closure and environmental costs...................             154,076                 134,968
Accrued interest........................................................             172,758                 158,251
Other accrued liabilities...............................................             561,562                 613,663
Unearned revenue........................................................             229,891                 238,371
                                                                             -----------------       -----------------
  Total current liabilities.............................................           1,683,789               2,629,499
Long-term debt, less current portion....................................           9,854,586               9,240,291
Deferred income taxes...................................................             156,066                 204,786
Accrued closure, post-closure and environmental costs...................             867,456                 860,574
Other long-term obligations.............................................             320,176                 388,396
Commitments and contingencies
Series A senior convertible preferred stock, 1,000 shares
  authorized, issued and outstanding, liquidation preference of
  $1,061 and $1,028 per share...........................................           1,034,870               1,001,559
Stockholders' equity....................................................             671,875                 637,996
                                                                             -----------------       -----------------
  Total liabilities and stockholders' equity............................     $    14,588,818         $    14,963,101
                                                                             =================       =================


      The accompanying Notes to Condensed  Consolidated Financial Statements are an integral part of these balance sheets.


                                            ALLIED WASTE INDUSTRIES, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands, except per share amounts, unaudited)


                                                        Six Months Ended June 30,        Three Months Ended June 30,
                                                      ------------------------------    ------------------------------
                                                          2000             1999             2000             1999
                                                      -------------    -------------    -------------    -------------

Revenues...........................................   $  2,840,147     $    871,402     $  1,461,854     $    463,357
Cost of operations, excluding acquisition related
  and unusual costs................................      1,660,077          487,026          850,121          257,012
Selling, general and administrative expenses,
  excluding acquisition related and unusual costs..        210,859           66,945          104,697           33,415
Depreciation and amortization......................        226,581           81,952          114,984           43,553
Goodwill amortization..............................        108,658           18,486           54,644            9,715
Acquisition related and unusual costs..............         56,926            1,116           20,877               --
                                                      -------------    -------------    -------------    -------------
  Operating income.................................        577,046          215,877          316,531          119,662
Equity in earnings of unconsolidated subsidiaries..       (27,787)               --         (14,290)               --
Interest income....................................        (1,342)            (668)            (739)            (293)
Interest expense...................................        435,101           81,030          220,695           40,678
                                                      -------------    -------------    -------------    -------------
  Income before income taxes.......................        171,074          135,515          110,865           79,277
Income tax expense ................................         95,642           54,918           61,981           32,133
Minority interest..................................          2,779              529            1,188              250
                                                      -------------    -------------    -------------    -------------
  Income before extraordinary loss and cumulative
  effect of change in accounting principle.........         72,653           80,068           47,696           46,894
Extraordinary loss, net of income tax benefit......          6,484               --               --               --
Cumulative effect of change in accounting principle,
  net of income tax benefit........................             --           64,255               --               --
                                                      -------------    -------------    -------------    -------------
  Net income.......................................         66,169           15,813           47,696           46,894
Dividends on preferred stock.......................         33,489               --           16,879               --
                                                      -------------    -------------    -------------    -------------
  Net income available to common shareholders......   $     32,680     $     15,813     $     30,817     $     46,894
                                                      =============    =============    =============    =============

Basic EPS:
Income available to common shareholders before
  extraordinary loss and cumulative effect of change
  in accounting principle, net of income tax benefit  $       0.20     $       0.43     $       0.16     $       0.25
Extraordinary loss, net of income tax benefit......         (0.03)               --               --               --
Cumulative effect of change in accounting principle,
  net of income tax benefit........................             --           (0.35)               --               --
                                                      -------------    -------------    -------------    -------------
  Net income available to common shareholders......   $       0.17     $       0.08     $       0.16     $       0.25
                                                      =============    =============    =============    =============
Weighted average common shares.....................        188,664          186,424          188,688          186,688
                                                      =============    =============    =============    =============


Diluted EPS:
Income available to common shareholders before
  extraordinary loss and cumulative effect of change
  in accounting principle, net of income tax benefit  $       0.20     $       0.42     $       0.16     $       0.25
Extraordinary loss, net of income tax benefit......         (0.03)               --               --               --
Cumulative effect of change in accounting principle,
  net of income tax benefit........................             --           (0.34)               --               --
                                                      -------------    -------------    -------------    -------------
  Net income available to common shareholders......   $       0.17     $       0.08     $       0.16     $       0.25
                                                      =============    =============    =============    =============
Weighted average common and common
  equivalent shares................................        189,895          190,291          190,449          190,740
                                                      =============    =============    =============    =============

The accompanying  Notes to Condensed  Consolidated  Financial  Statements are an integral part of these statements.


                                            ALLIED WASTE INDUSTRIES, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands, unaudited)

                                                                                        Six Months Ended June 30,
                                                                                     ---------------------------------
                                                                                         2000               1999
                                                                                     -------------      --------------
Operating activities --
  Net income....................................................................     $      66,169      $      15,813
  Adjustments to reconcile net income to cash provided by operating activities--
  Provisions for:
    Depreciation and amortization...............................................           335,239            100,438
    Non-cash acquisition related and unusual costs..............................                --                571
    Undistributed earnings of equity investment in unconsolidated subsidiaries..          (24,359)                 --
    Doubtful accounts...........................................................             8,951              1,525
    Accretion of debt and amortization of debt issuance costs...................            22,847              3,391
    Deferred income tax provision...............................................            67,181             15,915
    Gain on sale of assets......................................................           (6,928)            (3,354)
    Extraordinary loss due to early extinguishment of debt, net of income tax                6,484                 --
benefit.........................................................................
    Cumulative effect of change in accounting principle, net of income tax benefit              --             64,255
  Change in operating assets and liabilities, excluding the effects of purchase acquisitions--
    Accounts receivable, prepaid expenses, inventories and other................          (24,030)           (47,921)
    Accounts payable, accrued liabilities, unearned income, and other...........          (56,551)             52,776
    Acquisition related and non-recurring accruals..............................          (88,930)                 --
  Closure and post-closure provision............................................            31,767              9,722
  Closure, and post-closure expenditures........................................          (28,769)            (7,042)
  Environmental expenditures....................................................          (15,887)            (3,810)
                                                                                     --------------     --------------
Cash provided by operating activities...........................................           293,184            202,279
                                                                                     --------------     --------------

Investing activities --
  Cost of acquisitions, net of cash acquired....................................         (687,176)          (229,974)
  Proceeds from divestitures, net of cash divested..............................           882,731             34,269
  Accruals for acquisition price and severance costs............................          (23,314)                 --
  Net withdrawal from unconsolidated subsidiaries...............................            15,372                 --
  Capital expenditures, excluding acquisitions..................................         (183,076)          (105,087)
  Capitalized interest..........................................................          (21,029)            (7,138)
  Proceeds from sale of fixed assets............................................            31,804              5,299
  Change in deferred acquisition costs and notes receivable.....................          (12,000)           (15,859)
                                                                                     --------------     --------------
Cash (used for) provided by investing activities................................             3,312          (318,490)
                                                                                     --------------     --------------

Financing activities --
  Net proceeds from sale of common stock and exercise of stock options
    and warrants................................................................                --              7,600
  Proceeds from long-term debt, net of issuance costs...........................         1,323,000            278,729
  Repayments of long-term debt..................................................       (1,601,695)          (174,964)
                                                                                     --------------     --------------
Cash (used for) provided by financing activities................................         (278,695)            111,365
                                                                                     --------------     --------------
Increase (decrease) in cash and cash equivalents................................            17,801            (4,846)
Cash and cash equivalents, beginning of period..................................           121,405             39,742
                                                                                     --------------     --------------
Cash and cash equivalents, end of period........................................     $     139,206      $      34,896
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


                          ALLIED WASTE INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Organization and Summary of Significant Accounting Policies

Allied Waste Industries, Inc., ("Allied" or "we") a Delaware corporation, is the second largest, non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous waste collection, transfer, disposal and recycling services to approximately 9.9 million customers in 41 states through a network of 350 collection companies, 152 transfer stations, 163 active landfills, and 87 recycling facilities. We have organized our operations into eight regions: Atlantic, Central, Great Lakes, Midwest,
Northeast, Southeast, Southwest and West. Consistent with our vertical integration model, each region is organized into several operating districts and each district is comprised of specific site operations. The districts consist of a collection of stand-alone companies usually operating as a vertically integrated operation within a common marketplace.

On July 30, 1999, we completed the acquisition of Browning-Ferris Industries, Inc. ("BFI") for approximately $7.7 billion of cash and the assumption of approximately $1.9 billion of BFI debt. Prior to the acquisition, BFI was the second largest non-hazardous solid waste company in North America with annual revenues of approximately $4.2 billion and provided integrated solid waste management services.

The Condensed Consolidated Financial Statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The Condensed Consolidated Balance Sheet as of December 31, 1999, which has been derived from audited Consolidated Financial Statements, and the unaudited interim Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading when read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 1999. The Condensed Consolidated Financial Statements as of June 30, 2000, and for the six months and three months ended June 30, 2000 and 1999 reflect, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly state the financial position and results of operations for such periods.

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

In connection with the integration plan related to the acquisition of BFI in 1999, we identified and notified approximately 1,500 employees that they would be retained for transition purposes for a specified period, generally not exceeding nine to twelve months from the acquisition date. After the specified time period, they will be terminated. Additionally, we identified certain offices and operations, which were duplicative, and we are in the process of consolidating these operations. As these costs are not accruable until committed or paid approximately $67.4 million and $42.7 million of transition costs were expensed during 1999 and for the six months ended June 30, 2000, respectively. We estimate that we may incur approximately $53 million of additional transition expenses associated with the integration of BFI over the subsequent quarters in 2000. Additional amounts may be incurred in 2001.

Any subsequent changes in estimates of acquisition related and unusual costs will be included in the acquisition related and unusual costs caption of the statement of operations in the period in which the change in estimate is made. During 2000, approximately $17.2 million of additional acquisition related costs associated with the BFI acquisition were recorded to acquisition related and unusual costs, primarily relating to changes in estimated loss contract liabilities and litigation reserves. Of these charges, approximately $2.0 million were non-cash charges.

The following table reflects the cash activity through June 30, 2000 related to the acquisition related and unusual costs accrued during 1999 (in thousands):


                                      1999
                                   Additions                                                              Balance
                                    through              1999             2000                           Remaining
                                    Expense          Expenditures     Expenditures     Adjustments     June 30, 2000
                                -----------------    -------------    -------------    ------------    ---------------
Transition costs.............      $    77,350       $  (74,654)      $   (2,091)      $        --       $      605
Loss contracts...............           32,643           (6,058)          (6,017)           10,015           30,583
Litigation and compliance
costs........................          113,382           (1,553)         (15,935)            5,227          101,121
                                -----------------    -------------    -------------    ------------    ---------------
  Total......................      $   223,375       $  (82,265)      $  (24,043)      $    15,242       $  132,309
                                =================    =============    =============    ============    ===============


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

Change in Accounting Principle --

During 1999, we evaluated our capitalized interest policy to assess the comparability of the calculation with the change in the business strategy resulting from the acquisition of BFI. As a result of this assessment, we changed the method of calculating capitalization of interest under Statement of Financial Accounting Standard ("SFAS") No. 34, Capitalization of Interest Cost. Previously, interest was capitalized using a method that defined the area of a landfill under development, as all acreage considered available for development. Actual acquisition, permitting and construction costs incurred related to the area under development qualified for interest capitalization. Any costs incurred related to areas already developed and accepting waste no longer qualified for interest capitalization. Under the new methodology, the area of a landfill under development is defined as only the portion of the permitted acreage currently undergoing active cell development. The effect of this change in definition is to substantially reduce the acreage qualifying for interest capitalization. The costs upon which interest is capitalized continue to include the actual acquisition, permitting and construction costs incurred for cell development. Consistent with the prior policy, as construction of an area is completed and the area becomes available for use, the cell no longer qualifies for interest capitalization.

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

Statements of cash flows --

The non-cash transactions for the six months ended June 30, 2000 and 1999 are as follows (in thousands):


                                                                                                 June 30,
                                                                                     ---------------------------------
                                                                                          2000              1999
                                                                                     ---------------    --------------
  Debt and liabilities incurred or assumed in acquisitions.......................    $      81,868      $      75,739
  Non-cash purchase and sale of operating businesses.............................               --            106,188


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

Recently issued accounting pronouncements --

In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. This statement amends the accounting and reporting standards of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with respect to specific interpretations and circumstances, and incorporates certain decisions arising from the Derivatives Implementation Group process. In June 1999, the implementation date of SFAS No. 133 was deferred one year from the original date to those fiscal years beginning after June 15, 2000 by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133 requires all derivatives to be recorded as either assets or liabilities and the instruments to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately in earnings or other comprehensive income or deferred, depending on the use of the derivative, and whether or not it qualifies as a hedge. The statement requires a formal documentation of hedge designation and assessment of the effectiveness of transactions that receive hedge accounting. We will adopt SFAS No. 133 by January 1, 2001, as required. We are currently assessing the impact of this statement on our results of operations and financial position.

2. Business Combinations and Divestitures

Unaudited pro forma statement of operations data --

The following table compares, for the six months ended June 30, 2000 and 1999, reported consolidated results of operations to unaudited pro forma consolidated data as if all of the companies acquired and divested in 2000 and 1999 accounted for using the purchase method for business combinations were acquired or divested as of January 1, 1999 (in thousands, except per share data):


                                                               2000                                1999
                                                  --------------------------------    --------------------------------
                                                    Reported        Pro Forma(1)        Reported        Pro Forma(1)
                                                  -------------    ---------------    -------------    ---------------
Revenues................................          $  2,840,147     $   2,916,146      $    871,402     $   2,903,298
Income (loss) before extraordinary loss
  and cumulative effect of change in
  accounting principle.......................           72,653            72,992            80,068           (32,470)
Income (loss) available to common
  shareholders before extraordinary loss
  and cumulative effect of change in
  accounting principle..................                39,164            38,233            80,068           (65,146)
Basic earnings (loss) per share before
  extraordinary loss and cumulative
  effect of change in accounting principle...             0.39              0.39              0.43             (0.17)
Diluted earnings (loss) per share before
  extraordinary loss and cumulative
  effect of change in accounting principle...             0.38              0.38              0.42             (0.17)

(1)     The  reported  and pro  forma  results  of  operations  exclude  the BFI operations  classified  as "Assets  held for sale"
        and also  exclude any projected annual cost savings.

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

The results of operations before depreciation and amortization and acquisition related and unusual costs of the Allied Divestitures and the Allied Operations included in consolidated operating income, in accordance with SFAS 121, was approximately $2.6 million during the six months ended June 30, 2000. During the six months ended June 30, 2000, we excluded from our Condensed Consolidated
Statements of Operations, in accordance with SFAS 121, depreciation and amortization in the amount of $1.4 million.

BFI Assets --

Concurrent with the acquisition of BFI, certain BFI operations were identified by management as non-core or non-integrated operations and are expected to be divested along with certain operations required by governmental order to be divested. These operations included BFI's Canadian operations ("BFI Canada"), medical waste operations ("BFI Medical Waste"), gas systems operations ("BFI Gas") and certain solid waste operations ("BFI Solid Waste Divestitures") (collectively, the "BFI Divestitures"). The sales of these operations are being accounted for in accordance with Emerging Issues Task Force Issue 87-11 -- Allocation of Purchase Price to Assets to Be Sold. The BFI Divestitures are being carried at the net realizable value based on the current terms of transactions expected to be closed in 2000 including accruals for cost of disposal, operating income and allocable interest expense. Accordingly, approximately $24.3 million of consolidated operating income excluding acquisition related and unusual costs and approximately $24.4 million of allocable interest expense related to the BFI Divestitures were excluded from our Condensed Consolidated Statements of Operations for the six months ended June 30, 2000.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 1999, the assets held for sale are classified as a current asset on our Condensed Consolidated Balance Sheet and are summarized as follows (in thousands):

                                                   December 31, 1999
                                                 -----------------------
Accounts receivable, net.........................      $    90,396
Other current assets.............................           16,478
Property and equipment, net......................          616,973
Goodwill, net....................................          247,383
Other long-term assets...........................            5,405
Current liabilities..............................          (64,682)
Long-term liabilities............................          (20,053)
                                                 -----------------------
  Total net assets...............................      $   891,900
                                                 =======================

As of June 30, 2000, we have substantially completed the divestitures of the operations previously classified as assets held for sale.

4. Long-term Debt

Long-term debt at June 30, 2000 and December 31, 1999 consists of the following (in thousands):

                                                                                   June 30,            December 31,
                                                                                     2000                  1999
                                                                               -----------------     -----------------
                                                                                 (unaudited)
Revolving credit facility, effective rates of 8.95% and 9.00%..............    $       545,000       $        65,000
Asset sale term loan facility, effective rate of 9.00%.....................                 --                99,496
Tranche A, B and C loan facilities, effective rates ranging from 8.65%
  to 9.75%.................................................................          4,500,000             4,500,000
Tranche D term loan facility, effective rates of 10.63% and 10.50%.........            123,390               500,000
1999 Senior subordinated notes, effective rate of 9.92%....................          2,007,696             2,008,119
1998 Senior notes, effective rates ranging from 7.38% to 7.91%.............          1,698,391             1,698,309
Senior notes and debentures, effective rates ranging from
  8.63% to 10.36%..........................................................            726,059               721,229
Market value put securities, effective rate of 6.32%.......................                 --               249,705
Solid waste revenue bond obligations, weighted average effective
  rates of 6.44% and 7.02%.................................................            314,925               316,299
Notes payable to banks, finance companies, and individuals,
  weighted average interest rates ranging from 5% - 10%....................             56,818                85,062
                                                                               -----------------     -----------------
                                                                                     9,972,279            10,243,219
Current portion............................................................            117,693             1,002,928
                                                                               -----------------     -----------------
                                                                               $     9,854,586       $     9,240,291
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

The 1999 Credit Facility bears interest, at (a) an Alternate Base Rate, or (b) a Eurodollar Rate, both terms defined in the 1999 Credit Facility, plus, in either case, an applicable margin and may be used for acquisitions, the issuance of letters of credit, working capital and other general corporate purposes. Of the $1.5 billion available under the Revolving Credit Facility, no more than $800 million may be used to support the issuance of letters of credit. As of June 30, 2000, approximately $535 million was available on this facility.

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

In July 1999, Allied Waste North America, Inc. ("Allied NA"; a wholly owned consolidated subsidiary of Allied) issued $2.0 billion of senior subordinated notes (the "1999 Notes") in a Rule 144A offering. In January 2000, these notes were exchanged for substantially identical notes (which are also referred to as the 1999 Notes) registered under the Securities Exchange Act of 1933. Interest accrues on the 1999 Notes at an interest rate of 10% per annum, payable semi-annually on May 1 and November 1. We used the proceeds from the 1999 Notes as partial financing for the acquisition of BFI. We, together with substantially all of our subsidiaries, guarantee the 1999 Notes.

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

The Market Value Put Securities ("MVPs") had an optional put on January 18, 2000, which was exercised. Accordingly, we repaid the MVPs in January through a draw on our revolving credit facility.

5. Closure, Post-Closure and Environmental Liabilities

We have a network of 163 owned or operated active landfills with a net book value of approximately $1.5 billion at June 30, 2000. The landfills have operating lives ranging from one to over 150 years based on available capacity using current annual volumes. The average life of our landfills approximates 39 years.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Closure, Post-Closure Costs --

Estimated costs for closure and post-closure as required under the Environmental Protection Agency's Subtitle D regulations, as implemented by individual states are compiled and updated annually for each landfill from local and regional company engineers and reviewed by senior management. The future estimated closure and post-closure costs are increased at an inflation rate of 2.5%, and discounted at a risk-free capital rate of 7.0%, per annum, based on the timing of the amounts to be expended. The following table is a summary of the closure and post-closure costs (in thousands):


                                                                                  December 31,
                                                                                      1999
                                                                                 -----------------
Discounted Closure and  Post-Closure Liability Recorded:
  Current Portion...............................................................$        75,316
  Non-Current Portion...........................................................        442,032
                                                                                -----------------
  Total.........................................................................$       517,348
                                                                                =================

Estimated Remaining Closure and Post-Closure Costs to be Expended:
  Discounted....................................................................$     1,046,538
  Undiscounted..................................................................      2,689,485

Estimated Total Future Payments:
  2000..........................................................................$        75,316
  2001..........................................................................         66,652
  2002..........................................................................         56,688
  2003..........................................................................         68,166
  2004..........................................................................         56,514
  Thereafter....................................................................      2,366,149


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

The second component is the accretion expense necessary to increase the accrued closure and post-closure reserve balance to its future, or undiscounted, value. To accomplish this, we accrete our closure and post-closure accrual balance using the current risk-free capital rate and charge this accretion as an operating expense in that period. We charged approximately $31.8 million, related to per unit closure and post-closure expense and periodic accretion during the six months ended June 30, 2000. Changes in estimates of costs or capacity are treated on a prospective basis.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Environmental costs --

In connection with the acquisition of companies, we engage independent environmental consulting firms to assist in conducting an environmental assessment of companies acquired from third parties. Several contaminated landfills and other properties were identified primarily during 1999 that will require us to incur costs for incremental closure and post-closure measures, remediation activities and litigation costs in the future. The ultimate amounts for environmental liabilities cannot be determined and estimates of such liabilities made by us, after consultation with our independent environmental engineers, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in our Condensed Consolidated Financial Statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessment to date, the recorded liabilities are periodically evaluated, as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded liability for environmental matters as of June 30, 2000 and December 31, 1999 of approximately $452.8 million and $478.2 million, respectively, represents the most probable outcome of these contingent matters. We do not reduce our estimated obligations for anticipated proceeds from other potentially responsible parties or insurance companies. There were no significant recovery receivables outstanding as of June 30, 2000. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding closure and post-closure, could result in approximately $33 million of additional liability.

The following table shows the activity and balances related to environmental accruals and for closure and post-closure accruals related to open and closed landfills from December 31, 1999 through June 30, 2000 (in thousands):


                                 Balance at         Charges to           Other                            Balance at
                                  12/31/99           Expense          Charges(1)         Payments          6/30/00
                                -------------     ---------------    --------------    --------------    -------------
Environmental costs.........    $    478,194      $           --     $    (9,545)      $   (15,887)      $    452,762
Open landfills closure and
  post-closure costs........         313,800              24,445          12,638            (7,000)           343,883
Closed landfills closure and
 post-closure costs.........         203,548               7,322          35,786           (21,769)           224,887

(1) Amounts  consist  primarily  of  recording  liabilities  related to acquired companies and subsequent adjustments.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Net Income Per Common Share

Net income per common share is calculated by dividing net income, less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share data):


                                                         Six Months Ended                   Three Months Ended
                                                             June 30,                            June 30,
                                                 ---------------------------------    --------------------------------
                                                     2000               1999              2000              1999
                                                 --------------    ---------------    --------------    --------------
Basic earnings per share
  computation:
Income before extraordinary loss and
  cumulative effect of change in
  accounting principle.......................    $      72,653     $      80,068      $      47,696     $      46,894
Less: preferred stock dividends..............           33,489                --             16,879                --
                                                 --------------    ---------------    --------------    --------------
Income available to common
  shareholders before extraordinary loss
  and cumulative effect of change in
  accounting principle.......................    $      39,164     $      80,068      $      30,817     $      46,894
                                                 ==============    ===============    ==============    ==============
Weighted average common shares
  outstanding................................          188,664           186,424            188,688           186,688
                                                 ==============    ===============    ==============    ==============
Basic earnings per share before
  extraordinary loss and cumulative effect
  of change in accounting principle..........    $        0.20     $        0.43      $        0.16     $        0.25
                                                 ==============    ===============    ==============    ==============

Diluted earnings per share
  computation:
Income before extraordinary loss and
  cumulative effect of change in
  accounting principle.......................    $      72,653     $      80,068      $      47,696     $      46,894
Less: preferred stock dividends..............           33,489                --             16,879                --
                                                 --------------    ---------------    --------------    --------------
Income available to common
  shareholders before extraordinary loss
  and cumulative effect of change in
  accounting principle.......................    $      39,164     $      80,068      $      30,817     $      46,894
                                                 ==============    ===============    ==============    ==============
Weighted average common shares
  outstanding................................          188,664           186,424            188,688           186,688
Dilutive effect of stock, stock options and
  contingently issuable shares...............            1,231             3,867              1,761             4,052
                                                 --------------    ---------------    --------------    --------------
Weighted average common and
  common equivalent shares outstanding.......          189,895           190,291            190,449           190,740
                                                 ==============    ===============    ==============    ==============
Diluted earnings per share before
  extraordinary loss and cumulative effect
  of change in accounting principle..........    $        0.20     $        0.42      $        0.16     $        0.25
                                                 ==============    ===============    ==============    ==============


                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Commitments and Contingencies

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and reasonably estimable. We expect that matters in process at June 30, 2000, which have not been accrued in the Condensed Consolidated Balance Sheet, will not have a material adverse effect on our consolidated liquidity, financial position or results from operations.

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

Rental expense under such operating leases was approximately $15.5 million and $13.3 million for the six months ended June 30, 2000 and 1999, respectively.

We carry a broad range of insurance coverage for protection of our assets and operations from certain risks including environmental impairment liability insurance for certain landfills.

We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. These financial assurance requirements are satisfied by us issuing performance bonds, letters of credit, insurance policies or trust deposits to secure our obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At June 30, 2000, we had outstanding approximately $1.5 billion in financial assurance instruments, represented by $661 million of performance bonds, $763 million of insurance policies, $46 million of trust deposits and $42 million of letters of credit. During calendar year 2000, we expect no material increase in financial assurance obligations relating to our landfill operations and collection contracts.

We have issued bank letters of credit in the aggregate amount of approximately $459 million at June 30, 2000. These financial instruments are issued in the normal course of business and are not reflected in the accompanying Condensed Consolidated Balance Sheets. The underlying obligations of the financial instruments are valued based on the likelihood of performance being required. We do not expect any material losses to result from these off balance sheet instruments based on historical results, and therefore, we are of the opinion that the fair value of these instruments is zero.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

In the event of a partnership default which results in termination of incineration service, we may limit our financial obligations to funding up to 50% of periodic payments related to outstanding debt, and in certain circumstances other operating cash deficiencies. Average annual debt service on 50% of the aggregate American Ref-Fuel partnership debt over the next five years is $50 million. Funding of operating cash deficiencies would not be required in excess of $100 million or 50% of the deficiency, whichever is less. Under support agreements with one of the partnerships, a subsidiary of Allied guarantees to lend up to $2.5 million, defer operating cost reimbursement up to $3.5 million and fund up to $2.5 million in operating damages under certain circumstances.

8. Segment Reporting

We classify our operations into eight U.S. geographic regions: Atlantic, Central, Great Lakes, Midwest, Northeast, Southeast, Southwest and West. Our revenues are derived from one industry segment, which includes the collection, transfer, disposal and recycling of non-hazardous solid waste. We evaluate performance based on several factors, of which the primary financial measure is EBITDA before acquisition related and unusual costs. The accounting policies of the business segments are the same as those described in the Organization and Summary of Significant Accounting Policies (See Note 1). The tables below reflect certain geographic information relating to our operations for the six and three months ended June 30, 2000 and 1999 (in thousands):


                          Six Months Ended June 30, 2000                       Six Months Ended June 30, 1999
                  ------------------------------------------------     -----------------------------------------------
                    Revenues                              EBITDA         Revenues                           EBITDA
                      from                                before           from                             before
                    external          Intersegment     non-recurring     external       Intersegment     non-recurring
                   customers            revenues         charges         customers        revenues         charges
                  -------------     -------------    -------------     -------------    -------------    -------------
Atlantic......    $    299,202      $     45,394     $    100,510      $     55,012     $     11,829     $     18,117
Central.......         264,626            61,715           87,111           149,696           42,791           53,014
Great Lakes...         323,028            78,819          124,449           144,555           41,147           68,446
Midwest.......         238,859            55,130          111,324            91,910           23,081           40,329
Northeast.....         469,064            99,045          124,562           112,045           11,252           25,148
Southeast.....         383,201            53,732          141,785            22,171            6,286            7,658
Southwest.....         380,473            63,697          147,014            82,729           21,684           35,798
West..........         461,627            98,649          163,612           211,480           27,386           73,914
Other(1)......          20,067                --         (31,156)             1,804               --          (4,993)
                  -------------     -------------    -------------     -------------    -------------    -------------
Total.........    $  2,840,147      $    556,181     $    969,211      $    871,402     $    185,456     $    317,431
                  =============     =============    =============     =============    =============    =============

(1)    Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on a regional basis.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



                       Three Months Ended June 30, 2000                     Three Months Ended June 30, 1999
                  ------------------------------------------------     -----------------------------------------------
                    Revenues                             EBITDA          Revenues                           EBITDA
                      from                               before            from                             before
                    external         Intersegment     non-recurring      external       Intersegment     non-recurring
                   customers           revenues         charges          customers        revenues         charges
                  -------------     -------------    -------------     -------------    -------------    -------------
Atlantic......    $    151,216      $     23,281     $     51,384      $     27,885     $      5,989     $      9,195
Central.......         139,434            32,543           47,479            81,709           25,288           31,132
Great Lakes...         166,099            41,985           66,214            74,664           20,967           36,471
Midwest.......         119,974            28,100           56,267            52,160           13,170           21,900
Northeast.....         242,722            53,886           65,063            58,992            5,016           14,267
Southeast.....         195,363            27,636           73,512             9,756            2,766            3,788
Southwest.....         196,903            32,389           76,132            43,490           11,926           19,217
West..........         239,310            52,767           86,206           114,156           17,762           40,558
Other(1)......          10,833                --         (15,221)               545               --          (3,598)
                  -------------     -------------    -------------     -------------    -------------    -------------
Total.........    $  1,461,854      $    292,587     $    507,036      $    463,357     $    102,884     $    172,930
                  =============     =============    =============     =============    =============    =============

(1)    Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on a regional basis.

Reconciliation of reportable segment primary financial measure to operating income (in thousands):


                                       Six Months Ended June 30,                   Three Months Ended June 30,
                               ------------------------------------------   ------------------------------------------
                                      2000                  1999                   2000                   1999
                               -------------------   --------------------   -------------------    -------------------
Operating income:
Total EBITDA before
  acquisition related and
  unusual costs for
  reportable segments......        $   969,211           $   317,431            $   507,036            $   172,930
Depreciation and
  amortization for
  reportable segments......           (335,239)             (100,438)              (169,628)               (53,268)
Acquisition related and
  unusual costs............            (56,926)               (1,116)               (20,877)                    --
                               -------------------   --------------------   -------------------    -------------------
  Operating income.........        $   577,046           $   215,877            $   316,531            $   119,662
                               ===================   ====================   ===================    ===================


Percentage of our total revenue attributable to services provided:


                                       Six Months Ended June 30,                   Three Months Ended June 30,
                               ------------------------------------------   ------------------------------------------
                                      2000                  1999                   2000                   1999
                               -------------------   --------------------   -------------------    -------------------
Collection(1)..............             62.1%                 55.5%                  61.1%                  54.8%
Transfer(1)................              4.7                   7.4                    5.1                    8.1
Landfill(1)................             22.7                  31.2                   23.3                   31.3
Other......................             10.5                   5.9                   10.5                    5.8
                               -------------------   --------------------   -------------------    -------------------
  Total revenues...........            100.0%                100.0%                 100.0%                 100.0%
                               ===================   ====================   ===================    ===================

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

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Summarized Financial Data of Allied Waste North America, Inc.

The 1998 Senior Notes and the 1999 Notes issued by Allied NA (our wholly owned subsidiary) are guaranteed by us. Our guarantee is full, unconditional and joint and several of Allied NA's debt. The separate complete financial statements of Allied NA have not been included herein as we have determined that such disclosure is not considered to be material. However, summarized consolidated balance sheet and statement of operations data for Allied NA and subsidiaries as of June 30, 2000 and December 31, 1999 and for the six months ended June 30, 2000 and 1999 are as follows (in thousands):


                   Summarized Consolidated Balance Sheet Data

                                                                      June 30, 2000             December 31, 1999
                                                                 ------------------------    -------------------------
                                                                        (unaudited)
Current assets...............................................       $      1,342,287            $      2,248,422
Property and equipment, net..................................              3,860,981                   3,738,388
Goodwill, net................................................              8,660,479                   8,238,929
Other non-current assets.....................................                725,071                     737,362
Current liabilities..........................................              1,683,789                   2,629,499
Long-term debt, net of current portion.......................              9,854,586                   9,240,291
Due to parent................................................              2,092,972                   2,091,951
Other long-term obligations..................................              1,343,698                   1,453,756
Retained deficit.............................................               (386,227)                   (452,396)


              Summarized Consolidated Statement of Operations Data

                                                                              Six Months Ended June 30,
                                                                 -----------------------------------------------------
                                                                          2000                         1999
                                                                 -----------------------     -------------------------
Revenue......................................................       $      2,840,147             $         871,402
Operating costs and expenses.................................              2,263,101                       655,525
Operating income.............................................                577,046                       215,877
Income before extraordinary loss and cumulative effect
  of change in accounting principle..........................                 72,653                        80,068
Extraordinary loss, net......................................                  6,484                            --
Cumulative effect of change in accounting principle, net.....                     --                        64,255
Net income...................................................                 66,169                        15,813


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The  following  discussion  should  be read in  conjunction  with our  Condensed
Consolidated Financial Statements and the notes thereto, included elsewhere herein.

Introduction

Allied Waste Industries, Inc., a Delaware corporation ("we" or "Allied") is the second largest, non-hazardous solid waste management company in the United States, and operates as a vertically integrated company that provides collection, transfer, disposal and recycling services for residential, commercial and industrial customers. We operate in 41 states and serve approximately 9.9 million commercial and residential customers from a base of assets including 350 collection companies, 152 transfer stations, 163 active landfills and 87 recycling facilities.

We have experienced significant growth, primarily resulting from the acquisition of solid waste businesses. Since January 1, 1993, we have completed 257 acquisitions including 55 acquisitions in 1999. The results of operations for the acquisitions accounted for under the purchase method for business combinations are included in our financial statements only from the applicable date of acquisition. As a result, we believe our historical results of operations for the periods presented are not directly comparable to our current results of operations.

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

In connection with the acquisition of BFI, we initiated an asset divestiture program, whereby we would sell for cash or through simultaneous buy and sell transactions, certain non-core assets that do not fit with our vertical integration operating strategy. The net proceeds from this initiative are expected to generate approximately $1.6 billion, net of tax. As of June 30, 2000, we had completed divestitures, which generated approximately $1.3 billion of net proceeds.

Status of Integration of BFI. In connection with the acquisition of BFI on July 30, 1999, we anticipated annual cost savings of approximately $360 million by the end of 2000 resulting from corporate and field SG&A savings, operations labor cost savings, market cost savings and asset buy and sell agreements. As of June 30, 2000, we have substantially achieved the annual cost savings through headcount reductions of approximately 2,900 employees, the closure of 51 facilities, 96 route rationalizations and other cost savings. Internalization increased from 57% at the time of the acquisition to 63% at June 30, 2000.

We have completed the management information systems conversions from BFI's systems to Allied's systems for financial reporting, payroll, fixed assets and maintenance tracking. We have also completed the conversion of the general ledger and accounts payable from BFI's SAP system to Allied's system and have not experienced any significant operational, accounting or reporting issues related to any of these conversions.

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

                                                                                                   Six Months Ended
                                                           Year Ended December 31,                     June 30,
                                                 ---------------------------------------------    --------------------
                                                    1999            1998             1997                2000
                                                 ------------    ------------     ------------    --------------------
Collection(1)...............................        60.7%           55.7%            57.2%               62.1%
Transfer(1).................................         5.6             7.1              6.7                 4.7
Landfill(1).................................        25.3            29.9             26.4                22.7
Other.......................................         8.4             7.3              9.7                10.5
                                                 ------------    ------------     ------------    --------------------
  Total revenues............................       100.0%          100.0%           100.0%              100.0%
                                                 ============    ============     ============    ====================


                                                                                                   Six Months Ended
                                                           Year Ended December 31,                     June 30,
                                                 ---------------------------------------------    --------------------
                                                    1999            1998             1997                2000
                                                 ------------    ------------     ------------    --------------------
Atlantic....................................         9.6%            6.7%             6.1%               10.5%
Central.....................................        12.2            19.1             18.8                 9.3
Great Lakes.................................        13.1            18.8             15.4                11.4
Midwest.....................................         9.8            10.2             10.0                 8.4
Northeast...................................        15.6            10.7             14.0                16.5
Southeast...................................         9.2             3.7              3.6                13.5
Southwest...................................        12.1             9.4             11.3                13.4
West........................................        18.4            21.4             20.8                16.3
Other(2)....................................          --              --               --                 0.7
                                                 ------------    ------------     ------------    --------------------
  Total revenues............................       100.0%          100.0%           100.0%              100.0%
                                                 ============    ============     ============    ====================

(1)    The portion of collection and third-party transfer revenues attributable to disposal charges for waste collected by us and disposed at our landfills has been excluded from collection and transfer revenues and included in landfill revenues.

(2)    Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on a regional basis.

Our strategy is to develop vertically integrated operations to ensure internalization of the waste we collect and thus realize higher margins from our operations. By disposing of waste at company-owned and/or operated landfills, we retain the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 63% of the waste we collect as measured by disposal volumes were disposed of at landfills we own and/or operate in 2000. In addition, transfer stations are an integral part of the disposal process. We locate our transfer stations in areas where our landfills are outside of the population centers in which we collect waste. Such waste is transferred to long-haul trailers and economically transported to our landfills.

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

In 2000, we calculated the net present value of the closure and post-closure commitment assuming inflation of 2.5% and a risk-free capital rate of 7.0%. We accrete discounted amounts previously recorded to reflect the effects of the passage of time. We currently estimate total future payments for closure and post-closure to be $2.7 billion. The present value of such estimate is $1.0 billion at December 31, 1999. Estimated total future payments may change due to our initiatives to maintain effective cost control by determining alternative methods of complying with regulatory requirements, efficient execution of our responsibilities and partnering with experts to identify and implement innovative methods. At June 30, 2000 and December 31, 1999, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $568.8 million and $517.3 million, respectively. The accruals reflect a portfolio of landfills with estimated remaining lives, based on current waste flows, that range from one to over 150 years, and an estimated average remaining life of approximately 39 years at December 31, 1999.

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

Results of Operations

Three Months Ended June 30, 2000 and 1999

The following table sets forth the percentage relationship that the various items bear to revenues and the percentage change in dollar amounts for the periods indicated.

                                                                                Three Months Ended June 30,
                                                                      ------------------------------------------------
                                                                                                            2000
                                                                                                        Compared to
                                                                                                            1999
                                                                                                          % Change
                                                                         2000            1999            in Amounts
                                                                      ------------    ------------     ---------------
Statement of Operations Data:
Revenues..........................................................       100.0%          100.0%           215.5%
Cost of operations, excluding acquisition related and unusual
  costs...........................................................        58.2            55.5            230.8
Selling, general and administrative expenses, excluding
  acquisition related and unusual costs...........................         7.2             7.2            213.3
Depreciation and amortization.....................................         7.9             9.4            164.0
Goodwill amortization.............................................         3.7             2.1            462.5
Acquisition related and unusual costs.............................         1.4              --               --
                                                                      ------------    ------------
  Operating income................................................        21.6            25.8            164.5
Equity in earnings of unconsolidated subsidiaries.................       (1.0)              --               --
Interest expense, net.............................................        15.0             8.7            444.6
                                                                      ------------    ------------
  Income before income taxes......................................         7.6            17.1             39.8
Income tax expense................................................         4.2             6.9             92.9
Minority interest.................................................         0.1             0.1            375.2
                                                                      ------------    ------------
  Net income......................................................         3.3            10.1              1.7
Dividends on preferred stock......................................         1.2              --               --
                                                                      ------------    ------------
  Net income available to common shareholders.....................         2.1%           10.1%           (34.3)%
                                                                      ============    ============

Revenues. Revenues in 2000 were $1,461.9 million compared to $463.4 million in 1999, an increase of 215.5%. The increase in revenues is primarily due to the acquisition of companies subsequent to June 30, 1999, the most significant of which was BFI. Additionally, revenues attributable to existing operations ("Internal Growth") increased approximately 6% in 2000 compared to the same period in 1999.

Cost of Operations. Cost of Operations in 2000 was $850.1 million compared to $257.0 million in 1999, an increase of 230.8%. The increase in cost of operations was primarily associated with the increase in revenues described above. As a percentage of revenues, cost of operations increased to 58.2% in 2000 from 55.5% in 1999 primarily due to the change in revenue mix resulting from the acquisition of BFI. BFI's revenue mix was more heavily weighted toward collection revenue, which has lower margins than landfill revenues.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses in 2000 were $104.7 million compared to $33.4 million in 1999, an increase of 213.3%. As a percentage of revenues, SG&A was 7.2% in 2000, the same as in 1999.

Depreciation and Amortization. Depreciation and amortization in 2000 was $115.0 million compared to $43.6 million in 1999, an increase of 164.0%. As a percentage of revenue, depreciation and amortization expense decreased to 7.9% in 2000 from 9.4% in 1999. The decrease is primarily due to the increase in deprecation being more than offset by the increase in revenues from the acquisition of BFI.

Goodwill Amortization. Goodwill amortization in 2000 was $54.6 million compared to $9.7 million in 1999, an increase of 462.5%. The increase in goodwill amortization was due to an increase in goodwill of approximately $7 billion primarily resulting from the acquisition of BFI.

Acquisition Related and Unusual Costs. During the second quarter of 2000, we recorded $20.9 million of acquisition related and unusual costs of which $17.3 million related to transitional personnel, duplicate facilities and integration costs associated with the integration of BFI. Additionally, we recorded a charge of $6.6 million and reversed $3.0 million primarily resulting from changes in estimates for acquisition related accruals.

Net Interest Expense. Net interest expense was $220.0 million in 2000 compared to $40.4 million in 1999, an increase of 444.6%. The increase is due to the increase in debt of approximately $7.7 billion primarily associated with the acquisition of BFI.

Income Taxes. Income taxes reflect a 55.9% effective income tax rate for the three months ended June 30, 2000 and 40.5% for the same period in 1999. The effective income tax rate in 2000 deviates from the federal statutory rate of 35% primarily due to the non-deductibility of amortization expense related to approximately $6.5 billion of goodwill recorded in connection with the acquisition of BFI.

Dividends on Preferred Stock. Dividends on Preferred Stock were $16.9 million in 2000 and reflect the 6.5% dividend on the Preferred Stock issued on July 30, 1999 in connection with the financing of the acquisition of BFI. Dividends were not paid in cash, instead, the liquidation preference of the Preferred Stock increased by the accrued, but unpaid dividends.

Six Months Ended June 30, 2000 and 1999

The following table sets forth the percentage relationship that the various items bear to revenues and the percentage change in dollar amounts for the periods indicated.

                                                                                Six Months Ended June 30,
                                                                      ------------------------------------------------
                                                                                                            2000
                                                                                                        Compared to
                                                                                                            1999
                                                                                                          % Change
                                                                         2000            1999            in Amounts
                                                                      ------------    ------------     ---------------
Statement of Operations Data:
Revenues..........................................................       100.0%          100.0%               225.9%
Cost of operations, excluding acquisition related and unusual
  costs...........................................................        58.5            55.9                240.9
Selling, general and administrative expenses, excluding
  acquisition related and unusual costs...........................         7.4             7.7                215.0
Depreciation and amortization.....................................         8.0             9.4                176.5
Goodwill amortization.............................................         3.8             2.1                487.8
Acquisition related and unusual costs.............................         2.0             0.1              5,000.9
                                                                      ------------    ------------
  Operating income................................................        20.3            24.8                167.3
Equity in earnings of unconsolidated subsidiaries.................       (1.0)              --                   --
Interest expense, net.............................................        15.3             9.2                439.8
                                                                      ------------    ------------
  Income before income taxes......................................         6.0            15.6                 26.2
Income tax expense................................................         3.4             6.3                 74.2
Minority interest.................................................         0.1             0.1                425.3
                                                                      ------------    ------------
  Income before extraordinary loss and cumulative effect
  of change in accounting principle...............................         2.5             9.2                 (9.3)
Extraordinary loss, net of income tax benefit.....................         0.2              --                   --
Cumulative effect of change in accounting principle, net
  of income tax benefit...........................................          --             7.4                   --
                                                                      ------------    ------------
  Net income......................................................         2.3             1.8                318.4
Dividends on preferred stock......................................         1.1              --                   --
                                                                      ------------    ------------
  Net income available to common shareholders.....................         1.2%            1.8%               106.7%
                                                                      ============    ============


Revenues. Revenues in 2000 were $2,840.1 million compared to $871.4 million in 1999, an increase of 225.9%. The increase in revenues is primarily due to the acquisition of companies subsequent to June 30, 1999; the most significant of which was BFI. Additionally, revenues attributable to existing operations ("Internal Growth") increased approximately 6% in 2000 compared to the same period in 1999.

Cost of Operations. Cost of Operations in 2000 was $1,660.1 million compared to $487.0 million in 1999, an increase of 240.9%. The increase in cost of operations was primarily associated with the increase in revenues described above. As a percentage of revenues, cost of operations increased to 58.5% in 2000 from 55.9% in 1999 primarily due to the change in revenue mix resulting from the acquisition of BFI. BFI's revenue mix was more heavily weighted toward collection revenue, which has lower margins than landfill revenues.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses in 2000 were $210.9 million compared to $66.9 million in 1999, an increase of 215.0%. As a percentage of revenues, SG&A decreased to 7.4% in 2000 from 7.7% in 1999. The decrease is the result of achieving the cost savings associated with the acquisition of BFI combined with the significant increase in revenues as noted above.

Depreciation and Amortization. Depreciation and amortization in 2000 was $226.6 million compared to $82.0 million in 1999, an increase of 176.5%. As a percentage of revenue, depreciation and amortization expense decreased to 8.0% in 2000 from 9.4% in 1999. The decrease is primarily due to the increase in deprecation being more than offset by the increase in revenues from the acquisition of BFI.

Goodwill Amortization. Goodwill amortization in 2000 was $108.7 million compared to $18.5 million in 1999, an increase of 487.8%. The increase in goodwill amortization was due to an increase in goodwill of approximately $7 billion primarily resulting from the acquisition of BFI.

Acquisition Related and Unusual Costs. During the first six months of 2000, we recorded $56.9 million of acquisition related and unusual costs of which $42.7 million related to transitional personnel, duplicate facilities and integration costs associated with the integration of BFI. Additionally, we recorded a charge of $17.2 million and reversed $3.0 million primarily resulting from changes in estimates for acquisition related accruals.

Net Interest Expense. Net interest expense was $433.8 million in 2000 compared to $80.4 million in 1999, an increase of 439.8%. The increase is due to the increase in debt of approximately $7.7 billion primarily associated with the acquisition of BFI.

Income Taxes. Income taxes reflect a 55.9% effective income tax rate for the six months ended June 30, 2000 and 40.5% for the same period in 1999. The effective income tax rate in 2000 deviates from the federal statutory rate of 35% primarily due to the non-deductibility of amortization expense related to approximately $6.5 billion of goodwill recorded in connection with the acquisition of BFI.

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

Dividends on Preferred Stock. Dividends on Preferred Stock were $33.5 million in 2000 and reflect the 6.5% dividend on the Preferred Stock issued on July 30, 1999 in connection with the financing of the acquisition of BFI. Dividends were not paid in cash, instead, the liquidation preference of the Preferred Stock increased by the accrued, but unpaid dividends.

Liquidity and Capital Resources

Historically, we have satisfied our acquisition, capital expenditure and working capital needs primarily through bank financing and public offerings and private placements of debt and equity securities. Between January 1992 and June 2000, we completed total debt financings in excess of $14.3 billion and equity financings in excess of $1.4 billion, excluding stock issued for consideration in business combinations.

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

As of June 30, 2000, we had cash and cash equivalents of $139.2 million. Our capital expenditure and working capital requirements have increased significantly, reflecting our rapid growth through acquisition and development of revenue producing assets, and will increase further compared to the year ended December 31, 1999 as a result of the acquisition of BFI. During 1999, we acquired solid waste operations, excluding the BFI acquisition, representing approximately $381.2 million in annual revenues ($332.7 million net of intercompany eliminations), and sold operations representing approximately $372.5 million in annual revenues. During the six months ended June 30, 2000, we acquired operations with annual revenues of $423.1 million ($409.6 million net of intercompany eliminations) for consideration of $724.2 million. During the six months ended June 30, 2000, we sold certain assets with annual revenues of approximately $709.9 million ($576.5 million net of intercompany eliminations) for consideration of approximately $946.7 million. For the calendar year 2000, we expect to spend approximately $675 million for capital expenditures, closure and post-closure, and remediation expenditures relating to our landfill operations. We also expect to spend approximately $300 million after tax, for non-recurring integration and transaction costs primarily related to the acquisition of BFI. The acquisition of additional waste operations would require additional capital amounts and capital expenditure requirements.

As of June 30, 2000, our debt structure consisted primarily of $5.2 billion outstanding under the 1999 Credit Facility, $2.0 billion of the 1999 Notes, $1.7 billion of the 1998 Senior Notes and $1.0 billion of debt assumed in connection with the BFI acquisition. As of June 30, 2000 there is aggregate availability under the revolving credit facility of the 1999 Credit Facility of approximately $535 million to be used for working capital, letters of credit, acquisitions and other general corporate purposes. The indentures relating to the 1999 Credit Agreement, the 1999 Notes and the 1998 Senior Notes contain financial and operating covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. A substantial portion of our available cash will be required to service this indebtedness. For fiscal 2000, our scheduled debt service is expected to be approximately $1.3 billion consisting of approximately $371 million in principal repayments (including $250 million paid in connection with the put on the MVP's which was exercised in January, 2000) and approximately $900 million in interest payments. These amounts may vary depending upon changes in interest rates.

We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. We satisfy these financial assurance requirements by issuing performance bonds, letters of credit, insurance policies or trust deposits as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At June 30, 2000, we had outstanding approximately $1.5 billion in financial assurance instruments, represented by $661 million of performance bonds, $763 million of insurance policies, $46 million of trust deposits and $42 million of letters of credit. During the calendar year 2000, we expect to be required to provide approximately $1.5 billion in financial assurance instruments relating to our landfill operations.

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

Significant Financing Events

In July 1999, in connection with the completion of the acquisition of BFI, we entered into new financing arrangements and repaid all amounts borrowed under the then existing credit facility and all amounts borrowed by BFI under its commercial paper program. The new financing arrangements were (i) the 1999 Credit Facility for Allied Waste North America, Inc. ("Allied NA"; a wholly owned consolidated subsidiary of Allied), which is guaranteed by us and substantially all of our subsidiaries (including BFI and its subsidiaries), from a bank group for $7.1 billion to provide financing for the acquisition of BFI and working capital for us following the acquisition, (ii) the sale of the $2.0 billion principal amount 1999 Notes by Allied NA which are guaranteed by us and substantially all of our subsidiaries (including BFI and its subsidiaries), and
(iii) the sale for $1.0 billion of the Preferred Stock. In connection with the completion of the acquisition of BFI, we also guaranteed certain of BFI's remaining debt and, for the 1998 Senior Notes and for certain of BFI's remaining debt, provided collateral (pari passu with the 1999 Credit Facility) consisting of certain of BFI's assets. Both the 1999 Credit Facility and the 1999 Notes contain restrictions on Allied's ability to make acquisitions, purchase fixed assets above certain amounts, pay dividends, incur additional indebtedness, make investments, loans or advances, enter into certain transactions with affiliates or enter into a merger, consolidation or sale of all or a substantial portion of Allied's assets. The 1999 Credit Facility, the 1999 Notes and the Preferred Stock contain provisions, which could require repayment, in some cases at a premium upon a defined "change of control". Allied and the Preferred Stock also contain restrictions on Allied's ability to pay cash dividends on common stock.

New Accounting Standard

In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No.
133. This statement amends the accounting and reporting standards of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with respect to specific interpretations and circumstances, and incorporates certain decisions arising from the Derivatives Implementation Group process. In June 1999, the implementation date of SFAS No. 133 was deferred one year from the original date to those fiscal years beginning after June 15, 2000 by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133 requires all derivatives to be recorded as either assets or liabilities and the instruments to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately in earnings or other comprehensive income or deferred, depending on the use of the derivative, and whether or not it qualifies as a hedge. The statement requires a formal documentation of hedge designation and assessment of the effectiveness of transactions that receive hedge accounting. We will adopt SFAS No. 133 by January 1, 2001, as required. We are currently assessing the impact of this statement on our results of operations and financial position.

Stockholder Rights Plan and Restricted Stock Plan

During May 2000, our Board of Directors adopted a Stockholder Rights Plan (the "Plan"). The Plan provides for the distribution of one preferred stock purchase right on each share of our common stock and approximately 57 rights on each share of our Senior Convertible Preferred Stock. Initially, the rights will trade with the common stock and senior preferred stock and will not be represented by separate certificates. The rights represent the right to purchase one ten-thousandth of a share of a newly created series of our junior preferred stock at an exercise price of $85, but will not be exercisable until certain events occur.

The rights will be exercisable only if a person or group acquires 15% or more of our voting stock or announces a tender offer which, if consummated, would result in such an acquisition. Following an acquisition of 15% or more of our voting stock, each right will entitle its holder, at the right's then current exercise price, to purchase a fractional number of junior preferred shares having a market value of twice the exercise price.

In addition, if we are acquired in a merger or other business combination transaction after a person has acquired 15% or more of our voting stock, each right will entitle its holder to purchase, at the right's then current exercise price, a number of the acquiring company's common shares having a market value of twice such price.

Prior to the acquisition by a person or group of 15% or more of our voting stock, the rights are redeemable at the option of the Board of Directors.

The stock ownership of the holders of our senior convertible preferred stock and related parties will not cause the rights to become exercisable or otherwise be treated as the acquisition of 15% or more of our voting power for purposes of the rights plan. The rights expire in 2010.

Additionally, in April 2000, the Compensation Committee of the Board of Directors approved the grant of approximately 6.9 million shares of restricted stock to approximately 60 key management employees under a performance - accelerated restricted stock award plan. The vesting of the shares occurs after 10 years and can be accelerated to years three, four and five of the plan by the achievement of certain predetermined performance goals.

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

Leverage Ability to Service Debt. We have substantial indebtedness with significant debt service requirements. At June 30, 2000, our consolidated debt was approximately $9.97 billion. The degree to which we are leveraged has important consequences, including the following (i) our ability to obtain additional financing in the future may be impaired, (ii) a portion of our cash flow from operations is required to be dedicated to the payment of principal and interest on our debt, thereby reducing funds available to us for other purposes,
(iii) we may be vulnerable in the event of an economic downturn in our business, and (iv) to the extent our outstanding debt under our 1999 Credit Facility is at variable rates that have not been hedged, we will be vulnerable to increases in interest rates.

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

Competition. The solid waste collection and disposal business is highly competitive and requires substantial amounts of capital. We compete with numerous waste management companies, one of which has significantly larger operations and greater resources. We also compete with those counties and municipalities that maintain their own waste collection and disposal operations. Forward Looking Statements assume that we will be able to effectively compete with the other waste management companies and municipalities and that we will be able to maintain or improve margins or pricing of services on existing or acquired operations and effectively compete with government owned and operated landfills which enjoy certain competitive advantages from tax-exempt financing and tax revenue subsidies.

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

Influence of Government Regulation and Other Third Party Actions. Our operations are subject to and substantially affected by extensive federal, state and local laws, regulations, orders and permits, which govern environmental protection, health and safety, zoning and other matters. These regulations may impose restrictions on operations that could adversely affect our results, such as limitations on the expansion of disposal facilities, limitations on or the banning of disposal of out-of-state waste or certain categories of waste or mandates regarding the disposal of solid waste. Because of heightened public concern, companies in the waste management business may become subject to judicial and administrative proceedings involving federal, state or local agencies. These governmental agencies may seek to impose fines or to revoke or deny renewal of operating permits or licenses for violations of environmental laws or regulations, or to require remediation of environmental problems at sites or nearby properties resulting from transportation or predecessors' transportation, collection and landfill operations all of which could have a material adverse effect on us. Liability may also arise from actions brought by other third parties such as individuals or community groups in connection with the permitting or licensing of operations, any alleged violations of such permits and licenses or other matters. The Forward Looking Statements assume that there will be no materially negative impact on our operations due to government regulation or other third-party actions.

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

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 3, 2000, we held our annual stockholders meeting. The holders of 203,680,434 shares of Common Stock were present or represented by proxy at the meeting. At the meeting, the stockholders took the following action:

     The stockholders elected the following persons to serve as our directors until the next annual meeting of stockholders, and until their successors are duly elected and qualified. Votes were cast as follows:

                                  Number of                 Number of
                                  Votes for               Votes Withheld
                              -------------------       -------------------
Thomas H. Van Weelden            197,032,428                6,648,006
Roger A. Ramsey                  202,458,870                1,221,564
Nolan Lehmann                    202,468,475                1,211,959
Leon D. Black                    51,496,809*                    0
Michael Gross                    51,496,809*                    0
Antony P. Ressler                51,496,809*                    0
Howard A. Lipson                 51,496,809*                    0
Dennis Hendrix                   202,469,175                1,211,259
Warren B. Rudman                 202,453,975                1,226,459
Vincent Tese                     202,459,375                1,221,059
David Blitzer                    51,496,809*                    0

*  Elected  by the  holders of the Preferred Stock voting separately as a class.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits --

Exhibit No.     Description
-----------     -----------
4.25 * Second Supplemental Indenture, dated December 29, 1999 among Allied, certain subsidiaries of Allied and U.S. Bank Trust, N.A. as trustee, regarding 10% Senior Subordinated Notes due 2009 of Allied Waste North America, Inc.
4.26 * Fourth Supplemental Indenture, dated July 30, 1999, among Allied, certain subsidiaries of Allied and U.S. Bank Trust, N.A. as trustee, regarding the 1998 Notes of Allied Waste North America, Inc.
4.27 * Fifth  Supplemental  Indenture,  dated  December 29, 1999,  among Allied, certain subsidiaries of Allied and U.S. Bank Trust, N.A. as trustee, regarding the 1998 Notes of Allied Waste North America, Inc.
4.28 Form of  Rights  Agreement  dated as of May 25,  2000  between  Allied  and
     American Stock Transfer and Trust Company which includes the form of Certificate of Designation specifying the terms of the Preferred Stock and the form of the Rights Certificate which is incorporated herein by reference.
27   * Financial Data Schedule for the six months ended June 30, 2000.

*    Filed herewith

     (b) Reports on Form 8-K during the Quarter Ended June 30, 2000 --

     April 6, 2000  Our Current Report on Form 8-K for the year 2000 outlook for the company.

     April 6, 2000  Our Current Report on Form 8-K reports the financial results for the first quarter of 2000.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           ALLIED WASTE INDUSTRIES, INC.

            By:        /s/ PETER S. HATHAWAY
                 --------------------------------------
                             Peter S. Hathaway
                  Senior Vice President, Finance and
                        Chief Accounting Officer
                 (Principal Financial and Accounting Officer)


Date: August 14, 2000

                                  EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------
4.25 * Second Supplemental Indenture, dated December 29, 1999 among Allied, certain subsidiaries of Allied and U.S. Bank Trust, N.A. as trustee, regarding 10% Senior Subordinated Notes due 2009 of Allied Waste North America, Inc.
4.26 * Fourth Supplemental Indenture, dated July 30, 1999, among Allied, certain subsidiaries of Allied and U.S. Bank Trust, N.A. as trustee, regarding the 1998 Notes of Allied Waste North America, Inc.
4.27 * Fifth  Supplemental  Indenture,  dated  December 29, 1999,  among Allied, certain subsidiaries of Allied and U.S. Bank Trust, N.A. as trustee, regarding the 1998 Notes of Allied Waste North America, Inc.
4.28 Form of  Rights  Agreement  dated as of May 25,  2000  between  Allied  and
     American Stock Transfer and Trust Company which includes the form of Certificate of Designation specifying the terms of the Preferred Stock and the form of the Rights Certificate which is incorporated herein by reference.
27   * Financial Data Schedule for the six months ended June 30, 2000.

*    Filed herewith