Form 10-Q
period 2000-09-30
ALLIED WASTE INDUSTRIES INC
filed 2000-11-14
CIK 848865

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------
                                    FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended:      September 30, 2000

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

                                    Yes X No
                                       ---  ---

     Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

            Class                       Outstanding as of November 10, 2000
          --------                      -----------------------------------
       Common Stock..................              196,805,832

================================================================================



                          ALLIED WASTE INDUSTRIES, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                                            INDEX



Part I Financial Information
Item 1     Financial Statements

                   Condensed Consolidated Balance Sheets........................................................  3
                   Condensed Consolidated Statements of Operations..............................................  4
                   Condensed Consolidated Statements of Cash Flows..............................................  5
                   Notes to Condensed Consolidated Financial Statements.........................................  6

  Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations..............  20


  Part II Other Information


  Item 1     Legal Proceedings..................................................................................  33

  Item 2     Changes in Securities..............................................................................  33

  Item 3     Defaults Upon Senior Securities....................................................................  33

  Item 4     Submission of Matters to a Vote of Security Holders................................................  33

  Item 5     Other Information..................................................................................  33

  Item 6     Exhibits and Reports on Form 8-K...................................................................  33

  Signatures....................................................................................................  34






                                                  ALLIED WASTE INDUSTRIES, INC.
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (in thousands, except per share amounts)


                                                                              September 30,           December 31,
                                                                                  2000                     1999
                                                                            ------------------      ------------------
                                                                               (unaudited)
ASSETS
Current assets --
Cash and cash equivalents...............................................    $       112,613         $       121,405
Accounts receivable, net of allowance of $44,895 and $59,490............            854,353                 867,667
Prepaid and other current assets........................................            163,789                 252,187
Deferred income taxes, net..............................................            166,428                 115,263
Assets held for sale....................................................                 --                 891,900
                                                                            ------------------      ------------------
  Total current assets..................................................          1,297,183               2,248,422
Property and equipment, net.............................................          3,893,583               3,738,388
Goodwill, net ..........................................................          8,673,303               8,238,929
Other assets, net.......................................................            647,349                 737,362
                                                                            ------------------      ------------------
  Total assets..........................................................    $    14,511,418         $    14,963,101
                                                                            ==================      ==================


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities --
Current portion of long-term debt.......................................     $        97,857         $     1,002,928
Accounts payable........................................................             486,083                 481,318
Accrued closure, post-closure and environmental costs...................             175,543                 134,968
Accrued interest........................................................             175,255                 158,251
Other accrued liabilities...............................................             592,809                 613,663
Unearned revenue........................................................             224,818                 238,371
                                                                             -----------------       -----------------
  Total current liabilities.............................................           1,752,365               2,629,499
Long-term debt, less current portion....................................           9,641,614               9,240,291
Deferred income taxes...................................................             270,028                 204,786
Accrued closure, post-closure and environmental costs...................             849,563                 860,574
Other long-term obligations.............................................             267,339                 388,396
Commitments and contingencies
Series A senior convertible preferred stock, 1,000 shares
  authorized, issued and outstanding, liquidation preference of
  $1,078 and $1,028 per share...........................................           1,052,207               1,001,559
Stockholders' equity....................................................             678,302                 637,996
                                                                             -----------------       -----------------
  Total liabilities and stockholders' equity............................     $    14,511,418         $    14,963,101
                                                                             =================       =================















      The accompanying Notes to Condensed  Consolidated Financial Statements are an integral part of these balance sheets.





                          ALLIED WASTE INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts, unaudited)

                                                            Nine Months Ended                Three Months Ended
                                                              September 30,                     September 30,
                                                      ------------------------------    ------------------------------
                                                          2000             1999             2000             1999
                                                      -------------    -------------    -------------   -------------

Revenues...........................................   $  4,314,878     $  1,957,031     $  1,474,731     $  1,085,628
Cost of operations, excluding acquisition related
  and unusual costs................................      2,494,200        1,122,718          834,123          635,691
Selling, general and administrative expenses,
  excluding acquisition related and unusual costs..        317,944          139,269          107,085           72,324
Depreciation and amortization......................        342,821          168,529          116,240           86,578
Goodwill amortization..............................        164,894           57,881           56,236           39,395
Acquisition related and unusual costs..............        105,517          549,774           48,591          548,657
                                                      -------------    -------------    -------------    -------------
  Operating income (loss)..........................        889,502         (81,140)          312,456        (297,017)
Equity in earnings of unconsolidated subsidiaries..       (37,981)         (11,265)         (10,194)         (11,265)
Interest income....................................        (3,248)          (5,382)          (1,906)          (4,713)
Interest expense...................................        657,433          232,703          222,332          151,671
                                                      -------------    -------------    -------------    -------------
  Income (loss) before income taxes................        273,298        (297,196)          102,224        (432,710)
Income tax expense (benefit).......................        168,089         (46,434)           72,447        (101,351)
Minority interest..................................          3,816            1,500            1,037              971
                                                      -------------    -------------    -------------    -------------
  Income (loss) before extraordinary loss and
  cumulative effect of change in accounting
  principle........................................        101,393        (252,262)           28,740        (332,330)
Extraordinary loss, net of income tax benefit......         13,266            3,223            6,782            3,223
Cumulative effect of change in accounting principle,
  net of income tax benefit........................             --           64,255               --               --
                                                      -------------    -------------    -------------    -------------
  Net income (loss)................................         88,127        (319,740)           21,958        (335,553)
Dividends on preferred stock.......................         50,829           11,219           17,340           11,219
                                                      -------------    -------------    -------------    -------------
  Net income (loss) available to common
  shareholders.....................................   $     37,298     $  (330,959)     $      4,618     $  (346,772)
                                                      =============    =============    =============    =============

Basic EPS:
Income (loss) available to common shareholders
  before extraordinary loss and cumulative effect of
  change in accounting principle...................   $       0.27     $     (1.41)     $       0.06     $     (1.83)
Extraordinary loss, net of income tax benefit......         (0.07)           (0.02)           (0.04)           (0.01)
Cumulative effect of change in accounting principle,
  net of income tax benefit........................             --           (0.34)               --               --
                                                      -------------    -------------    -------------    -------------
  Net income (loss) available to common
  shareholders.....................................   $       0.20     $     (1.77)     $       0.02     $     (1.84)
                                                      =============    =============    =============    =============
Weighted average common shares.....................        188,739          187,312          188,789          187,969
                                                      =============    =============    =============    =============


Diluted EPS:
Income (loss) available to common shareholders
  before extraordinary loss and cumulative effect of
  change in accounting principle...................   $       0.27     $     (1.41)     $       0.06     $     (1.83)
Extraordinary loss, net of income tax benefit......         (0.07)           (0.02)           (0.04)           (0.01)
Cumulative effect of change in accounting principle,
  net of income tax benefit........................             --           (0.34)               --               --
                                                      -------------    -------------    -------------    -------------
  Net income (loss) available to common
    shareholders...................................   $       0.20     $     (1.77)     $       0.02     $     (1.84)
                                                      =============    =============    =============    =============
Weighted average common and common
  equivalent shares................................        191,105          187,312          192,028          187,969
                                                      =============    =============    =============    =============


The accompanying  Notes to Condensed  Consolidated  Financial  Statements are an integral part of these statements.




                          ALLIED WASTE INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                                      Nine Months Ended September 30,
                                                                                     ---------------------------------
                                                                                         2000               1999
                                                                                     --------------     --------------
Operating activities --
  Net income (loss).............................................................     $      88,127      $   (319,740)
  Adjustments to reconcile net income (loss) to cash provided by operating activities--
  Provisions for:
    Depreciation and amortization...............................................           507,715            226,410
    Non-cash acquisition related and unusual costs..............................            26,114             92,322
    Cumulative effect of change in accounting principle, net of income tax benefit              --             64,255
    Undistributed earnings of equity investment in unconsolidated subsidiaries..          (34,553)            (3,497)
    Doubtful accounts...........................................................            14,225              3,417
    Accretion of debt and amortization of debt issuance costs...................            33,735             13,558
    Deferred income taxes.......................................................           132,514           (97,894)
    Gain on sale of assets......................................................           (9,048)            (3,628)
    Extraordinary loss due to early extinguishment of debt, net of income tax               13,266              3,223
benefit.........................................................................
  Change in operating assets and liabilities, excluding the effects of purchase acquisitions--
    Accounts receivable, prepaid expenses, inventories and other................          (29,339)           (35,189)
    Accounts payable, accrued liabilities, unearned income, and other...........             (692)           (92,630)
    Acquisition related and non-recurring accruals..............................         (138,057)            421,574
  Closure and post-closure provision............................................            48,445             22,627
  Closure, and post-closure expenditures........................................          (42,154)           (11,272)
  Environmental expenditures....................................................          (23,584)            (7,353)
                                                                                     --------------     --------------
Cash provided by operating activities...........................................           586,714            276,183
                                                                                     --------------     --------------
Investing activities --
  Cost of acquisitions, net of cash acquired....................................         (789,984)        (7,529,681)
  Proceeds from divestitures, net of cash divested..............................         1,000,548                 --
  Accruals for acquisition price and severance costs............................          (26,776)                 --
  Net withdrawal from unconsolidated subsidiaries...............................            15,372              7,845
  Capital expenditures, excluding acquisitions..................................         (290,337)          (181,500)
  Capitalized interest..........................................................          (32,916)           (14,994)
  Proceeds from sale of fixed assets............................................            36,577             40,377
  Change in deferred acquisition costs and notes receivable.....................           (2,733)           (24,566)
                                                                                     --------------     --------------
Cash used for investing activities..............................................          (90,249)        (7,702,519)
                                                                                     --------------     --------------
Financing activities --
  Net proceeds from sale of common stock and exercise of stock options
    and warrants................................................................                --              9,680
  Proceeds from redeemable preferred stock, net of issuance costs...............                --            973,881
  Proceeds from long-term debt, net of issuance costs...........................         1,732,000          8,357,478
  Repayments of long-term debt..................................................       (2,237,257)        (1,852,801)
                                                                                     --------------     --------------
Cash (used for) provided by financing activities................................         (505,257)          7,488,238
                                                                                     --------------     --------------
Increase (decrease) in cash and cash equivalents................................           (8,792)             61,902
Cash and cash equivalents, beginning of period..................................           121,405             39,742
                                                                                     --------------     --------------
Cash and cash equivalents, end of period........................................     $     112,613      $     101,644
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


                          ALLIED WASTE INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Organization and Summary of Significant Accounting Policies

Allied Waste Industries, Inc. ("Allied" or "we"), a Delaware corporation, is the second largest, non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous waste collection, transfer, disposal and recycling services to approximately 9.9 million customers in 40 states through a network of 338 collection companies, 152 transfer stations, 164 active landfills, and 75 recycling facilities. We have organized our operations into eight regions: Atlantic, Central, Great Lakes, Midwest,
Northeast, Southeast, Southwest and West. Consistent with our vertical integration model, each region is organized into several operating districts and each district is comprised of specific site operations. The districts consist of stand-alone companies usually operating as a vertically integrated operation within a common marketplace.

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

The Condensed Consolidated Financial Statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The Condensed Consolidated Balance Sheet as of December 31, 1999, which has been derived from audited Consolidated Financial Statements, and the unaudited interim Condensed Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading when read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 1999. The Condensed Consolidated Financial Statements as of September 30, 2000, and for the nine months and three months ended September 30, 2000 and 1999 reflect, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly state the financial position and results of operations for such periods.

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

In connection with the integration plan related to the acquisition of BFI in 1999, we identified and notified approximately 1,500 employees that they would be retained for transition purposes for a specified period, after which they will be terminated. Additionally, we identified certain offices and operations, which were duplicative, and we are in the process of consolidating these operations. As these costs are not accruable until committed or paid, approximately $67.4 million and $59.7 million of transition costs were expensed during 1999 and for the nine months ended September 30, 2000, respectively. We estimate that we may incur approximately $21 million of additional transition expenses associated with the integration of BFI during the fourth quarter of 2000. Additional amounts may be incurred in 2001.

Any subsequent changes in estimates of acquisition related and unusual costs will be included in the acquisition related and unusual costs caption of the statement of operations in the period in which the change in estimate is made. During 2000, approximately $24.2 million of additional acquisition related costs associated with the BFI acquisition were recorded to acquisition related and unusual costs, primarily relating to changes in estimated loss contract liabilities, litigation reserves and environmental reserves. We reversed approximately $4.5 million of accruals to acquisition related and unusual costs primarily related to the BFI and 1998 acquisitions. Additionally, in the third quarter of 2000, we recorded a $26.1 million non-cash charge resulting from a loss on the divestiture of an operation, which is included in acquisition related and unusual costs.

The following table reflects the cash activity through September 30, 2000 related to the acquisition related and unusual costs accrued during 1999 (in thousands):

                                1999
                              Additions                                                                 Balance
                               through             1999             2000                               Remaining
                               Expense         Expenditures     Expenditures     Adjustments      September 30, 2000
                           ----------------    -------------    -------------    -------------    --------------------
Transition costs......        $    77,350      $  (74,654)      $   (2,091)      $        --          $      605
Loss contracts........             32,643          (6,058)          (9,304)           13,054              30,335
Litigation and
  compliance costs....            113,382          (1,553)         (25,546)            3,341              89,624

                           ----------------    -------------    -------------    -------------    --------------------
  Total...............        $   223,375      $  (82,265)      $  (36,941)      $    16,395          $  120,564
                           ================    =============    =============    =============    ====================


                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Extraordinary loss --

In September 2000, we repaid the Tranche D term loan prior to its maturity date. In connection with this repayment, we recognized a non-cash extraordinary charge for the early extinguishment of the debt of approximately $11.2 million ($6.8 million net of income tax benefit, $0.04 per share) related to the write-off of previously deferred debt issuance costs.

In February 2000, we repaid the asset sale term loan facility prior to its maturity date. In connection with this repayment, we recognized a non-cash extraordinary charge for the early extinguishment of the debt of approximately $10.7 million ($6.5 million net of income tax benefit, $0.03 per share) related to the write-off of previously deferred debt issuance costs.

In July 1999, we repaid our credit facility prior to its maturity date. In connection with this repayment, we recognized a non-cash extraordinary charge for the early extinguishment of the debt of approximately $5.3 million ($3.2 million net of income tax benefit, $0.02 per share) related to the write-off of previously deferred debt issuance costs.

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

Statements of cash flows --

The non-cash transactions for the nine months ended September 30, 2000 and 1999 are as follows (in thousands):

                                                                                September 30,
                                                                       ---------------------------------
                                                                            2000              1999
                                                                       ---------------    --------------
  Debt and liabilities incurred or assumed in acquisitions............ $      91,963      $   1,849,892
  Non-cash purchase and sale of operating businesses..................            --            106,188


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

In June 1999, the implementation date of SFAS No. 133 was deferred one year from the original date to those fiscal years beginning after June 15, 2000 by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No.'s 133 and 138 require all derivatives to be recorded as either assets or liabilities and the instruments to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately in earnings, other comprehensive income or deferred, depending on the use of the derivative, and whether or not it qualifies as a hedge. The statement requires a formal documentation of hedge designation and assessment of the effectiveness of transactions that receive hedge accounting. We will adopt SFAS No.'s 133 and 138 by January 1, 2001, as required.

We are in the process of reviewing our contracts to; identify existing derivative instruments, determine the fair market value of those derivative instruments, identify and document hedging relationships and determine the effectiveness of those hedging relationships. We enter into interest rate swap agreements to lock in the cost of a substantial portion of our floating rate debt obligations. Additionally, we enter into commodity price swaps to lock in margins on our sales of recyclable commodities. We believe that these two types of activities represent our primary transactions to which SFAS No.'s 133 and 138 will be applicable. We expect that both our interest rate and our commodity price swap agreements will be designated as cash flow hedges, and accordingly, recorded in other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffectiveness will be taken to earnings during the period identified. Upon adoption, any difference between the previous carrying amount, and the fair values upon adoption, will be reflected as a cumulative effect of change in accounting principle.

2. Business Combinations and Divestitures


Unaudited pro forma statement of operations data --

The following table compares, for the nine months ended September 30, 2000 and 1999, reported consolidated results of operations to unaudited pro forma consolidated data as if all of the companies acquired or divested in 2000 and 1999 accounted for using the purchase method for business combinations were acquired or divested as of January 1, 1999 (in thousands, except per share data):

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



                                                               2000                                1999
                                                  --------------------------------    --------------------------------
                                                    Reported        Pro Forma(1)        Reported        Pro Forma(1)
                                                  -------------    ---------------    -------------    ---------------
Revenues.....................................     $  4,314,878     $   4,382,727      $  1,957,031     $   4,173,618
Income (loss) before extraordinary loss
  and cumulative effect of change in
  accounting principle.......................          101,393           101,733         (252,262)          (404,393)
Income (loss) available to common
  shareholders before extraordinary loss
  and cumulative effect of change in
  accounting principle.......................           50,564            50,904         (263,481)          (453,988)
Basic earnings (loss) per share before
  extraordinary loss and cumulative
  effect of change in accounting principle...             0.27              0.27            (1.41)             (2.42)
Diluted earnings (loss) per share before
  extraordinary loss and cumulative
  effect of change in accounting principle...             0.27              0.27            (1.41)             (2.42)

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

The results of operations before depreciation and amortization and acquisition related and unusual costs of the Allied Divestitures and the Allied Operations included in consolidated operating income, in accordance with SFAS 121, was approximately $2.6 million and $2.1 million during the nine months ended
September  30,  2000  and  1999,  respectively.  During  the nine  months  ended
September  30,  2000 and  1999,  we  excluded  from our  Condensed  Consolidated
Statements of Operations, in accordance with SFAS 121, depreciation and amortization in the amount of $1.4 million and $2.4 million, respectively.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

BFI Assets --

Concurrent with the acquisition of BFI, certain BFI operations were identified by management as non-core or non-integrated operations and have been divested along with certain operations required by governmental order to be divested. These operations included BFI's Canadian operations ("BFI Canada"), medical waste operations ("BFI Medical Waste"), gas systems operations ("BFI Gas") and certain solid waste operations ("BFI Solid Waste Divestitures") (collectively, the "BFI Divestitures"). The sales of these operations are being accounted for in accordance with Emerging Issues Task Force Issue 87-11 -- Allocation of Purchase Price to Assets to Be Sold. The BFI Divestitures were carried at the net realizable value based on the terms of transactions including accruals for cost of disposal, operating income and allocable interest expense. Accordingly, approximately $24.3 million and $25.9 million of consolidated operating income excluding acquisition related and unusual costs, and approximately $24.8 million and $20.4 million of allocable interest expense related to the BFI Divestitures were excluded from our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2000 and 1999, respectively.

At December 31, 1999, the assets held for sale are classified as a current asset on our Condensed Consolidated Balance Sheet and are summarized as follows (in thousands):

                                               December 31, 1999
                                             -----------------------
Accounts receivable, net.....................      $    90,396
Other current assets.........................           16,478
Property and equipment, net..................          616,973
Goodwill, net................................          247,383
Other long-term assets.......................            5,405
Current liabilities..........................          (64,682)
Long-term liabilities........................          (20,053)
                                             -----------------------
  Total net assets...........................      $   891,900
                                             =======================

As of September 30, 2000, we have completed the divestitures of the operations previously classified as assets held for sale.

4. Long-term Debt

Long-term debt at September 30, 2000 and December 31, 1999 consists of the following (in thousands):

                                                                                September 30,          December 31,
                                                                                     2000                  1999
                                                                               -----------------     -----------------
                                                                                 (unaudited)
Revolving credit facility, effective rates of 9.00%........................    $       445,000       $        65,000
Asset sale term loan facility, effective rate of 9.00%.....................                 --                99,496
Tranche A, B and C loan facilities, effective rates ranging from 8.68%
  to 9.26%.................................................................          4,500,000             4,500,000
Tranche D term loan facility, effective rates of 10.63% and 10.50%.........                 --               500,000
1999 Senior subordinated notes, effective rates of 9.92%...................          2,007,484             2,008,119
1998 Senior notes, effective rates ranging from 7.38% to 7.91%.............          1,698,432             1,698,309
Senior notes and debentures, effective rates ranging from
  8.63% to 10.36%..........................................................            728,511               721,229
Market value put securities, effective rate of 6.32%.......................                 --               249,705
Solid waste revenue bond obligations, weighted average effective
  rates of 6.44% and 7.02%.................................................            314,705               316,299
Notes payable to banks, finance companies, and individuals,
  weighted average interest rates ranging from 5% - 10%....................             45,339                85,062
                                                                               -----------------     -----------------
                                                                                     9,739,471            10,243,219
Current portion............................................................             97,857             1,002,928
                                                                               -----------------     -----------------
                                                                               $     9,641,614       $     9,240,291
                                                                               =================     =================


                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In connection with the BFI acquisition in July 1999, we entered into a new credit facility (the "1999 Credit Facility"). The 1999 Credit Facility provided a $1.5 billion six-year revolving credit facility, a $556 million two-year asset sale term loan (the "Asset Sale Term Loan") which was repaid in full in February 2000, a $1,750 million six-year Tranche A term loan (the "Tranche A Term Loan"), a $1,250 million seven-year Tranche B term loan (the "Tranche B Term Loan"), a $1,500 million eight-year Tranche C term loan (the "Tranche C Term Loan") and a $500 million eight-year Tranche D term loan (the "Tranche D Term Loan"). The Tranche D Term Loan was repaid in full in September 2000.

The 1999 Credit Facility bears interest at (a) an Alternate Base Rate, or (b) a Eurodollar Rate, both terms defined in the 1999 Credit Facility, plus, in either case, an applicable margin and may be used for working capital and other general corporate purposes, acquisitions, and issuance of letters of credit. Of the $1.5 billion available under the Revolving Credit Facility, no more than $800 million may be used to support the issuance of letters of credit. As of September 30, 2000, approximately $590 million was available on this facility.

We are required to make prepayments on the 1999 Credit Facility upon completion of certain asset sales and issuances of debt or equity securities. Proceeds from asset sales are to be applied to reduce the borrowings under the Tranche A, B and C Term Loans on a pro rata basis. Required prepayments are to be made based on a percentage of the net proceeds of any debt incurrence or equity issuance. Proceeds of an issuance of debt or equity are to be applied to reduce borrowings under the Tranche A, B and C Term Loans on a pro rata basis.

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

In connection with the BFI acquisition on July 30, 1999, we assumed all of BFI's debt securities with the exception of commercial paper that was paid off in connection with the acquisition. BFI's debt securities were recorded at their fair market values as of the date of the acquisition in accordance with Emerging Issues Task Force Issue 98-1 -- Valuation of Debt Assumed in a Purchase Business Combination. The effect of revaluing the debt securities resulted in an aggregate discount from the historic face amount of $137.0 million. At September 30, 2000, the remaining unamortized discount related to the debt securities assumed from BFI was $123.3 million.

The Market Value Put Securities ("MVPs") had an optional put on January 18, 2000, which was exercised. Accordingly, we repaid the MVPs in January through a draw on our revolving credit facility.

5. Closure, Post-Closure and Environmental Liabilities

We have a network of 164 owned or operated active landfills with a net book value of approximately $1.6 billion at September 30, 2000. The landfills have operating lives ranging from one to over 150 years based on available capacity using current annual volumes. The average life of our landfills approximates 39 years.

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

                                                                                     December 31,
                                                                                         1999
                                                                                   -----------------
Discounted Closure and  Post-Closure Liability Recorded:
  Current Portion................................................................  $        75,316
  Non-Current Portion............................................................          442,032
                                                                                   -----------------
  Total..........................................................................  $       517,348
                                                                                   =================

Estimated Remaining Closure and Post-Closure Costs to be Expended:
  Discounted.....................................................................  $     1,046,538
  Undiscounted...................................................................        2,689,485

Estimated Total Future Payments:
  2000...........................................................................  $        75,316
  2001...........................................................................           66,652
  2002...........................................................................           56,688
  2003...........................................................................           68,166
  2004...........................................................................           56,514
  Thereafter.....................................................................        2,366,149

Our periodic closure and post-closure expense has two components. The first component is the site-specific per unit closure and post-closure expense. The per unit rate is derived by dividing the estimated total remaining discounted closure and post-closure costs by the remaining disposal capacity at each landfill (consistent with the capacity used to calculate landfill amortization rates). We use the resulting site-specific rates to record expense during a given period based upon the consumption of disposal capacity during that period.

The second component is the accretion expense necessary to increase the accrued closure and post-closure reserve balance to its future, or undiscounted, value. To accomplish this, we accrete our closure and post-closure accrual balance using the current risk-free capital rate and charge this accretion as an operating expense in that period. We charged approximately $48.4 million, related to per unit closure and post-closure expense and periodic accretion during the nine months ended September 30, 2000. Changes in estimates of costs or capacity are treated on a prospective basis.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Environmental costs --

In connection with the acquisition of companies, we engage independent environmental consulting firms to assist in conducting an environmental assessment of companies acquired from third parties. Several contaminated landfills and other properties were identified primarily during 1999 that will require us to incur costs for incremental closure and post-closure measures, remediation activities and litigation costs in the future. The ultimate amounts for environmental liabilities cannot be determined and estimates of such liabilities made by us, after consultation with our independent environmental engineers, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in our Condensed Consolidated Financial Statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessment to date, the recorded liabilities are periodically evaluated, as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded liability for environmental matters as of September 30, 2000 and December 31, 1999 of approximately $448.7 million and $478.2 million, respectively, represents the most probable outcome of these contingent matters. We do not reduce our estimated obligations for anticipated proceeds from other potentially responsible parties or insurance companies. There were no significant recovery receivables outstanding as of September 30, 2000. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding closure and post-closure, could result in approximately $35 million of additional liability.

The following table shows the activity and balances related to environmental accruals and for closure and post-closure accruals related to open and closed landfills from December 31, 1999 through September 30, 2000 (in thousands):


                                 Balance at         Charges to           Other                            Balance at
                                  12/31/99           Expense          Charges(1)         Payments          9/30/00
                                -------------     ---------------    --------------    --------------    -------------
Environmental costs.........    $    478,194      $        3,251     $    (9,185)      $   (23,584)      $    448,676
Open landfills closure and
  post-closure costs........         313,800              37,777          31,430           (12,693)           370,314
Closed landfills closure and
 post-closure costs.........         203,548              10,668          21,361           (29,461)           206,116


(1) Amounts consist primarily of recording liabilities related to acquired companies and subsequent adjustments.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6. Net Income (loss) Per Common Share

Net income (loss) per common share is calculated by dividing net income (loss) before extraordinary loss and cumulative effect of change in accounting principle, less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings (loss) per share and diluted earnings (loss) per share is as follows (in thousands, except per share data):

                                                        Nine Months Ended                   Three Months Ended
                                                          September 30,                        September 30,
                                                 ---------------------------------    --------------------------------
                                                     2000               1999              2000              1999
                                                 --------------    ---------------    --------------    --------------
Basic earnings (loss) per share
  computation:
Income (loss) before extraordinary loss
  and cumulative effect of change in
  accounting principle.......................    $     101,393     $    (252,262)     $      28,740     $   (332,330)
Less: preferred stock dividends..............           50,829            11,219             17,340            11,219
                                                 --------------    ---------------    --------------    --------------
Income (loss) available to common
  shareholders before extraordinary loss
  and cumulative effect of change in
  accounting principle.......................    $      50,564     $    (263,481)     $      11,400     $   (343,549)
                                                 ==============    ===============    ==============    ==============
Weighted average common shares
  outstanding................................          188,739           187,312            188,789           187,969
                                                 ==============    ===============    ==============    ==============
Basic earnings (loss) per share before
  extraordinary loss and cumulative effect
  of change in accounting principle..........    $        0.27     $       (1.41)     $        0.06     $      (1.83)
                                                 ==============    ===============    ==============    ==============
Diluted earnings (loss) per share
  computation:
Income (loss) before extraordinary loss
  and cumulative effect of change in
  accounting principle.......................    $     101,393     $    (252,262)     $      28,740     $   (332,330)
Less: preferred stock dividends..............           50,829            11,219             17,340            11,219
                                                 --------------    ---------------    --------------    --------------
Income (loss) available to common
  shareholders before extraordinary loss
  and cumulative effect of change in
  accounting principle.......................    $      50,564     $    (263,481)     $      11,400     $   (343,549)
                                                 ==============    ===============    ==============    ==============
Weighted average common shares
  outstanding................................          188,739           187,312            188,789           187,969
Dilutive effect of stock, stock options and
  contingently issuable shares...............            2,366                --              3,239                --
                                                 --------------    ---------------    --------------    --------------
Weighted average common and
  common equivalent shares outstanding.......          191,105           187,312            192,028           187,969
                                                 ==============    ===============    ==============    ==============
Diluted earnings (loss) per share before
  extraordinary loss and cumulative effect
  of change in accounting principle..........    $        0.27     $       (1.41)     $        0.06     $      (1.83)
                                                 ==============    ===============    ==============    ==============


                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. Commitments and Contingencies

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and reasonably estimable. We expect that matters in process at September 30, 2000, which have not been accrued in the Condensed Consolidated Balance Sheet, will not have a material adverse effect on our consolidated liquidity, financial position or results from operations.

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

Rental expense under such operating leases was  approximately  $25.3 million and
$22.2  million  for  the  nine  months  ended   September  30,  2000  and  1999,
respectively.

We carry a broad range of insurance coverage for protection of our assets and operations from certain risks including environmental impairment liability insurance for certain landfills.

We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. These financial assurance requirements are satisfied by us issuing performance bonds, letters of credit, insurance policies or trust deposits to secure our obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At September 30, 2000, we had outstanding approximately $1.5 billion in financial assurance instruments, represented by $430.4 million of performance bonds, $977.5 million of insurance policies, $45.6 million of trust deposits and $32.8 million of letters of credit. During calendar year 2000, we expect no material increase in financial assurance obligations relating to our landfill operations and collection contracts.

We have issued bank letters of credit in the aggregate amount of approximately $481.0 million at September 30, 2000. These financial instruments are issued in the normal course of business and are not reflected in the accompanying
Condensed Consolidated Balance Sheets. The underlying obligations of the financial instruments are valued based on the likelihood of performance being required. We do not expect any material losses to result from these off balance sheet instruments based on historical results, and therefore, we are of the opinion that the fair value of these instruments is zero.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certain of our subsidiaries have 50% ownership interests in American Ref-Fuel partnerships ("Ref-Fuel") that construct, own and operate facilities which generate and sell electricity from the incineration of solid waste (see Note 10 for subsequent events). Substantially all of the remaining ownership interests are held by Duke/UAE Ref-Fuel LLC ("Duke/UAE"), an entity indirectly owned 65% by Duke Capital Corporation ("Duke Capital") and 35% by United American Energy Corporation. Financing arrangements for four of these projects include agreements with Allied and Duke Capital to each severally fund one-half of each partnership's cash deficiencies in the event of the partnership's failure to perform.

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

8. Segment Reporting

We classify our operations into eight U.S. geographic regions: Atlantic, Central, Great Lakes, Midwest, Northeast, Southeast, Southwest and West. Our revenues are derived from one industry segment, which includes the collection, transfer, disposal and recycling of non-hazardous solid waste. We evaluate performance based on several factors, of which the primary financial measure is EBITDA before acquisition related and unusual costs. The accounting policies of the business segments are the same as those described in the Organization and Summary of Significant Accounting Policies (see Note 1). The tables below reflect certain geographic information relating to our operations for the nine and three months ended September 30, 2000 and 1999 (in thousands):

                       Nine Months Ended September 30, 2000                 Nine Months Ended September 30, 1999
                  ------------------------------------------------     -----------------------------------------------

                    Revenues                             EBITDA          Revenues                           EBITDA
                      from                               before            from                             before
                    external        Intersegment     non-recurring        external      Intersegment     non-recurring
                   customers          revenues          charges          customers        revenues          charges
                  -------------     -------------    -------------     -------------    -------------    -------------
Atlantic......    $    454,119      $     68,465     $    155,548      $    163,147     $     31,370     $     54,627
Central.......         403,110            93,849          137,191           268,476           66,548           87,472
Great Lakes...         490,686           121,470          192,001           279,325           79,310          124,875
Midwest.......         364,423            84,662          170,650           193,869           45,869           83,393
Northeast.....         714,741           152,542          186,723           291,382           47,072           84,404
Southeast.....         579,395            82,772          217,723           137,516           24,353           45,245
Southwest.....         571,515            95,380          221,505           219,679           47,611           90,684
West..........         709,682           155,017          261,735           398,340           60,866          141,251
Other(1)......          27,207                --         (40,342)             5,297            (865)         (16,907)
                  -------------     -------------    -------------     -------------    -------------    -------------
Total.........    $  4,314,878      $    854,157     $  1,502,734      $  1,957,031     $    402,134     $    695,044
                  =============     =============    =============     =============    =============    =============

(1)    Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on a regional basis.

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


                       Three Months Ended September 30, 2000               Three Months Ended September 30, 1999
                    ------------------------------------------------     -----------------------------------------------
                     Revenues                            EBITDA           Revenues                            EBITDA
                       from                               before             from                              before
                     external        Intersegment     non-recurring        external       Intersegment     non-recurring
                     customers         revenues         charges           customers         revenues         charges
                   -------------     -------------    -------------     -------------    -------------    -------------
Atlantic......    $    154,917      $     23,071     $     55,038      $    108,135     $     19,541     $     36,510
Central.......         138,484            32,133           50,080           118,780           23,757           34,457
Great Lakes...         167,658            42,651           67,552           134,770           38,164           56,429
Midwest.......         125,564            29,533           59,326           101,959           22,788           43,064
Northeast.....         245,677            53,497           62,161           179,337           35,820           59,257
Southeast.....         196,194            29,040           75,938           115,345           18,067           37,586
Southwest.....         191,042            31,682           74,491           136,950           25,927           54,887
West..........         248,055            56,368           98,123           186,860           33,480           67,336
Other(1)......           7,140                --          (9,186)             3,492            (866)         (11,913)
                  -------------     -------------    -------------     -------------    -------------    -------------
Total.........    $  1,474,731      $    297,975     $    533,523      $  1,085,628     $    216,678     $    377,613
                  =============     =============    =============     =============    =============    =============

(1)    Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on a regional basis.


Reconciliation  of reportable  segment  primary  financial  measure to operating income (loss) (in thousands):



                                    Nine Months Ended September 30,             Three Months Ended September 30,
                               ------------------------------------------   ------------------------------------------
                                      2000                  1999                   2000                   1999
                               -------------------   --------------------   -------------------    -------------------
Operating income (loss):
Total EBITDA before
  acquisition related and
  unusual costs for
  reportable segments......        $ 1,502,734           $   695,044            $   533,523            $   377,613
Depreciation and
  amortization for
  reportable segments......             507,715              226,410                 172,476               125,973
Acquisition related and
  unusual costs for
  reportable segments......             105,517              549,774                  48,591               548,657
                               -------------------   --------------------   -------------------    -------------------
  Operating income
  (loss)...................        $   889,502           $   (81,140)           $   312,456            $  (297,017)
                               ===================   ====================   ===================    ===================

Percentage of our total revenue attributable to services provided:

                                    Nine Months Ended September 30,             Three Months Ended September 30,
                               ------------------------------------------   ------------------------------------------
                                      2000                  1999                   2000                   1999
                               -------------------   --------------------   -------------------    -------------------
Collection(1)..............             62.0%                 59.4%                  62.0%                  61.1%
Landfill(1)................             23.1                  27.2                   24.0                   23.9
Transfer(1)................              5.1                   6.4                    5.8                    5.5
Other......................              9.8                   7.0                    8.2                    9.5
                               -------------------   --------------------   -------------------    -------------------
  Total revenues...........            100.0%                100.0%                 100.0%                 100.0%
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

                          ALLIED WASTE INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9. Summarized Financial Data of Allied Waste North America, Inc.

The 1998 Senior Notes and the 1999 Notes issued by Allied NA are guaranteed by us and substantially all of our subsidiaries. These guarantees are full, unconditional and joint and several of Allied NA's debt. The separate complete financial statements of Allied NA have not been included herein as we have determined that such disclosure is not considered to be material. However, summarized consolidated balance sheet and statement of operations data for Allied NA and subsidiaries as of September 30, 2000 and December 31, 1999 and for the nine months ended September 30, 2000 and 1999 are as follows (in thousands):

                   Summarized Consolidated Balance Sheet Data

                                                                      September 30,                December 31,
                                                                          2000                         1999
                                                                 ------------------------    -------------------------
                                                                       (unaudited)
Current assets...............................................       $      1,297,183            $      2,248,422
Property and equipment, net..................................              3,893,583                   3,738,388
Goodwill, net................................................              8,673,303                   8,238,929
Other non-current assets.....................................                647,349                     737,362
Current liabilities..........................................              1,752,365                   2,629,499
Long-term debt, less current portion.........................              9,641,614                   9,240,291
Due to parent................................................              2,094,778                   2,091,951
Other long-term obligations..................................              1,386,930                   1,453,756
Retained deficit.............................................               (364,269)                   (452,396)



              Summarized Consolidated Statement of Operations Data

                                                                           Nine Months Ended September 30,
                                                                 -----------------------------------------------------
                                                                          2000                         1999
                                                                 -----------------------     -------------------------
                                                                                     (unaudited)
Revenues.....................................................       $      4,314,878             $       1,957,031
Operating costs and expenses.................................              3,425,376                     2,038,171
Operating income (loss)......................................                889,502                       (81,140)
Income (loss) before extraordinary loss and cumulative
  effect of change in accounting principle...................                101,393                      (252,262)
Extraordinary loss, net......................................                 13,266                         3,223
Cumulative effect of change in accounting principle, net.....                     --                        64,255
Net income (loss)............................................                 88,127                      (319,740)


10. Subsequent Events

On November 10, 2000, we entered into a definitive agreement to sell our interest in two Ref-Fuel facilities located in Chester, Pennsylvania, and Rochester, Massachusetts, to Duke/UAE. Additionally, pursuant to the agreement, the ownership structure of the four remaining Ref-Fuel facilities located in New York, New Jersey and Connecticut will be modified to give Duke/UAE operational control of the entities. This transaction should allow us to reduce our debt requirements by approximately $300 million and decrease our required letters of credit related to Ref-Fuel by approximately $130 million. The transaction is subject to customary closing provisions and the consents and approvals of relevant municipalities and regulatory agencies, along with a requirement of obtaining an investment grade rating of the acquiring entity from the credit rating agencies.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The  following  discussion  should  be read in  conjunction  with our  Condensed
Consolidated Financial Statements and the notes thereto, included elsewhere herein.

Introduction

Allied Waste Industries Inc. ("Allied" or "we"), a Delaware corporation, is the second largest, non-hazardous solid waste management company in the United States, and operates as a vertically integrated company that provides collection, transfer, disposal and recycling services for residential, commercial and industrial customers. We operate in 40 states and serve approximately 9.9 million commercial and residential customers from a base of assets including 338 collection companies, 152 transfer stations, 164 active landfills and 75 recycling facilities.

We have experienced significant growth, primarily resulting from the acquisition of solid waste businesses. Since January 1, 1993, we have completed 269 acquisitions including 55 acquisitions in 1999. The results of operations for the acquisitions accounted for under the purchase method for business combinations are included in our financial statements only from the applicable date of acquisition. As a result, we believe our historical results of operations for the periods presented are not directly comparable to our current results of operations.

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

In connection with the acquisition of BFI, we initiated an asset divestiture program, whereby we would sell for cash or through simultaneous buy and sell transactions, certain non-core assets that do not fit with our vertical integration operating strategy. The net proceeds from this initiative are expected to generate approximately $1.6 billion, net of tax. As of September 30, 2000, we had completed divestitures, which generated approximately $1.3 billion of net proceeds.

On November 10, 2000, we entered into a definitive agreement to sell our interest in two Ref-Fuel facilities located in Chester, Pennsylvania, and Rochester, Massachusetts, to Duke/UAE. Additionally, pursuant to the agreement, the ownership structure of the four remaining Ref-Fuel facilities located in New York, New Jersey and Connecticut will be modified to give Duke/UAE operational control of the entities. This transaction should allow us to reduce our debt requirements by approximately $300 million and decrease our required letters of credit related to Ref-Fuel by approximately $130 million. The transaction is subject to customary closing provisions and the consents and approvals of relevant municipalities and regulatory agencies, along with a requirement of obtaining an investment grade rating of the acquiring entity from the credit rating agencies.

Integration of BFI. In connection with the acquisition of BFI on July 30, 1999, we anticipated annual cost savings of approximately $360 million by the end of 2000 resulting from corporate and field SG&A savings, operations labor cost savings, market cost savings and asset buy and sell agreements. As of June 30, 2000, we had substantially achieved the annual cost savings through headcount reductions of approximately 2,900 employees, the closure of 51 facilities, 96 route rationalizations, the increase of internalization from 57% at the time of acquisition to 63% at June 30, 2000 and other cost savings.

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


                                                                                               Nine Months Ended
                                                           Year Ended December 31,               September 30,
                                                   ----------------------------------------    ------------------
                                                     1999         1998             1997               2000
                                                   ---------    ----------      -----------    ------------------
Collection(1)..................................       60.7%        55.7%           57.2%                62.0%
Landfill(1)....................................       25.3         29.9            26.4                 23.1
Transfer(1)....................................        5.6          7.1             6.7                  5.1
Other..........................................        8.4          7.3             9.7                  9.8
                                                   ---------    ----------      -----------    ------------------
  Total revenues...............................      100.0%       100.0%          100.0%               100.0%
                                                   =========    ==========      ===========    ==================


                                                                                                 Nine Months Ended
                                                           Year Ended December 31,                 September 30,
                                                   ----------------------------------------    -----------------------
                                                     1999         1998             1997                 2000
                                                   ---------    ----------      -----------    -----------------------
Atlantic.......................................        9.6%         6.7%            6.1%                  10.5%
Central........................................       12.2         19.1            18.8                    9.3
Great Lakes....................................       13.1         18.8            15.4                   11.4
Midwest........................................        9.8         10.2            10.0                    8.4
Northeast......................................       15.6         10.7            14.0                   16.6
Southeast......................................        9.2          3.7             3.6                   13.4
Southwest......................................       12.1          9.4            11.3                   13.3
West...........................................       18.4         21.4            20.8                   16.5
Other(2).......................................         --           --              --                    0.6
                                                   ---------    ----------      -----------    -----------------------
  Total revenues...............................      100.0%       100.0%          100.0%                 100.0%
                                                   =========    ==========      ===========    =======================

(1)    The portion of collection and third-party transfer revenues  attributable to disposal charges for waste collected by us and disposed at our landfills has been excluded from collection and transfer revenues and included in landfill revenues.

(2)    Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on a regional basis.

Our strategy is to develop vertically integrated operations to ensure internalization of the waste we collect and thus realize higher margins from our operations. By disposing of waste at company-owned and/or operated landfills, we retain the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 65% of the waste we collect as measured by disposal volumes were disposed of at landfills we own and/or operate during the three months ended September 30, 2000. In addition, transfer stations are an integral part of the disposal process. We locate our transfer stations in areas where our landfills are outside of the population centers in which we collect waste. Such waste is transferred to long-haul trailers and economically transported to our landfills.

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

In 2000, we calculated the net present value of the closure and post-closure commitment assuming inflation of 2.5% and a risk-free capital rate of 7.0%. We accrete discounted amounts previously recorded to reflect the effects of the passage of time. We currently estimate total future payments for closure and post-closure to be $2.7 billion. The present value of such estimate is $1.0 billion at December 31, 1999. Estimated total future payments may change due to our initiatives to maintain effective cost control by determining alternative methods of complying with regulatory requirements, efficient execution of our responsibilities and partnering with experts to identify and implement innovative methods. At September 30, 2000 and December 31, 1999, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $576.4 million and $517.3 million, respectively. The accruals reflect a portfolio of landfills with estimated remaining lives, based on current waste flows, that range from one to over 150 years, and an estimated average remaining life of approximately 39 years at December 31, 1999.

Results of Operations

Three Months Ended September 30, 2000 and 1999

The following table sets forth the percentage relationship that the various items bear to revenues and the percentage change in dollar amounts for the periods indicated.

                                                                                Three Months Ended September 30,
                                                                      ------------------------------------------------
                                                                                                            2000
                                                                                                        Compared to
                                                                                                            1999
                                                                                                          % Change
                                                                         2000            1999            in Amounts
                                                                      ------------    ------------     ---------------
Statement of Operations Data:
Revenues..........................................................       100.0%          100.0%            35.8%
Cost of operations, excluding acquisition related and unusual
  costs...........................................................        56.6            58.6             31.2
Selling, general and administrative expenses, excluding
  acquisition related and unusual costs...........................         7.3             6.7             48.1
Depreciation and amortization.....................................         7.9             8.0             34.3
Goodwill amortization.............................................         3.8             3.6             42.7
Acquisition related and unusual costs.............................         3.3            50.5            (91.1)
                                                                      ------------    ------------
  Operating income (loss).........................................        21.1           (27.4)           205.2
Equity in earnings of unconsolidated subsidiaries.................       (0.7)            (1.0)            (9.5)
Interest expense, net.............................................        14.9            13.5             50.0
                                                                      ------------    ------------
  Income (loss) before income taxes...............................         6.9           (39.9)           123.6
Income tax expense (benefit)......................................         4.9            (9.4)           171.5
Minority interest.................................................         0.1             0.1              6.8
                                                                      ------------    ------------
  Income (loss) before extraordinary loss.........................         1.9           (30.6)           108.6
Extraordinary loss, net of income tax benefit.....................         0.4             0.3            110.4
                                                                      ------------    ------------
  Net income (loss)...............................................         1.5           (30.9)           106.5
Dividends on preferred stock......................................         1.2             1.0             54.6
                                                                      ------------    ------------
  Net income (loss) available to common shareholders..............         0.3%          (31.9)%          101.3%
                                                                      ============    ============

Revenues. Revenues in 2000 were $1,474.7 million compared to $1,085.6 million in 1999, an increase of 35.8%. The increase in revenues is primarily due to the acquisition of companies subsequent to June 30, 1999, the most significant of which was BFI, which was acquired on July 30, 1999. Accordingly, the results in 2000 include three months of the operations acquired from BFI compared to two months in 1999. Additionally, revenues attributable to existing operations ("Internal Growth") increased approximately 2.7% (3.9% if the decrease in commodity revenues is excluded) in 2000 compared to the same period in 1999.

Cost of Operations. Cost of Operations in 2000 was $834.1 million compared to $635.7 million in 1999, an increase of 31.2%. The increase in cost of operations was primarily associated with the increase in revenues described above. As a percentage of revenues, cost of operations decreased to 56.6% in 2000 from 58.6% in 1999 primarily due to operational cost savings achieved as a result of completing acquisitions in 2000 including the effects of increasing landfill internalization from 57% in 1999 to 65% in 2000.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses in 2000 were $107.1 million compared to $72.3 million in 1999, an increase of 48.1%. As a percentage of revenues, SG&A increased to 7.3% in 2000, from 6.7% in 1999 primarily relating to modest increases in compensation throughout 2000.

Depreciation and Amortization. Depreciation and Amortization in 2000 was $116.2 million compared to $86.6 million in 1999, an increase of 34.3%. As a percentage of revenues, depreciation and amortization expense decreased to 7.9% in 2000 from 8.0% in 1999. The decrease is primarily due to the increase in deprecation being more than offset by the increase in revenues from the acquisition of BFI.

Goodwill Amortization. Goodwill amortization in 2000 was $56.2 million compared to $39.4 million in 1999, an increase of 42.7%. The increase in goodwill amortization primarily results from three months of amortization of goodwill recorded in connection with the acquisition of BFI during 2000 compared to two months in 1999.


Acquisition Related and Unusual Costs. During the third quarter of 2000, we recorded $48.6 million of acquisition related and unusual costs of which $17.0 million related to transitional personnel, duplicate facilities and integration costs associated with the integration of BFI and a $26.1 million non-cash charge resulting from a loss on the divestiture of an operation. Additionally, we recorded charges of $7.0 million and reversed $1.5 million of acquisition related and unusual costs primarily resulting from changes in estimates for acquisition related accruals.

During the three months ended September 30, 1999, we recorded $548.7 million of acquisition related and unusual costs associated with the acquisition of BFI. The costs primarily relate to environmental related matters, litigation liabilities, risk management liabilities, loss contract provisions, transition costs, the write-off of deferred costs relating to the acquisition and an impairment loss to reduce the carrying value of assets held for sale.

Interest Expense, Net. Net interest expense was $220.4 million in 2000 compared to $147.0 million in 1999, an increase of 50.0%. The increase in 2000 primarily results from three months of interest expense on debt incurred and assumed in connection with the acquisition of BFI as compared to two months in 1999.

Income Taxes. Income taxes reflect a 70.9% effective income tax rate for the three months ended September 30, 2000 and (23.4%) for the same period in 1999. The effective income tax rates in 2000 and 1999 deviate from the federal statutory rate of 35% primarily due to the non-deductibility of amortization expense related to approximately $6.5 billion of goodwill recorded in connection with the acquisition of BFI.

Extraordinary Loss, Net. In September 2000, we repaid the Tranche D term loan prior to its maturity date. In connection with this repayment, we recognized a non-cash extraordinary charge for the early extinguishment of the debt of approximately $11.2 million ($6.8 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.

In July 1999, we repaid our credit facility prior to its maturity date. In connection with this repayment, we recognized a non-cash extraordinary charge for the early extinguishment of the debt of approximately $5.3 million ($3.2 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.

Dividends on Preferred Stock. Dividends on Preferred Stock were $17.3 million in 2000 and $11.2 million for the same period in 1999, which reflects the 6.5% dividend on the Preferred Stock issued on July 30, 1999 in connection with the financing of the acquisition of BFI. Dividends were not paid in cash, instead, the liquidation preference of the Preferred Stock increased by the accrued, but unpaid dividends.

Nine Months Ended September 30, 2000 and 1999

The following table sets forth the percentage relationship that the various items bear to revenues and the percentage change in dollar amounts for the periods indicated.



                                                                                Nine Months Ended September 30,
                                                                      ------------------------------------------------
                                                                                                            2000
                                                                                                        Compared to
                                                                                                            1999
                                                                                                          % Change
                                                                         2000            1999            in Amounts
                                                                      ------------    ------------     ---------------
Statement of Operations Data:
Revenues..........................................................       100.0%          100.0%              120.5%
Cost of operations, excluding acquisition related and unusual
  costs...........................................................        57.8            57.4               122.2
Selling, general and administrative expenses, excluding
  acquisition related and unusual costs...........................         7.4             7.1               128.3
Depreciation and amortization.....................................         7.9             8.6               103.4
Goodwill amortization.............................................         3.8             3.0               184.9
Acquisition related and unusual costs.............................         2.5            28.1              (80.8)
                                                                      ------------    ------------
  Operating income (loss).........................................        20.6            (4.2)            1,196.3
Equity in earnings of unconsolidated subsidiaries.................       (0.9)            (0.6)              237.2
Interest expense, net.............................................        15.2            11.6               187.8
                                                                      ------------    ------------
  Income (loss) before income taxes...............................         6.3           (15.2)              192.0
Income tax expense (benefit)......................................         3.9            (2.4)              462.0
Minority interest.................................................         0.1             0.1               154.4
                                                                      ------------    ------------
  Income (loss) before extraordinary loss and cumulative
  effect  of change in accounting principle.......................         2.3           (12.9)              140.2
Extraordinary loss, net of income tax benefit.....................         0.3             0.1               311.6
Cumulative effect of change in accounting principle, net
  of income tax benefit...........................................          --             3.3                  --
                                                                      ------------    ------------
  Net income (loss)...............................................         2.0           (16.3)              127.6
Dividends on preferred stock......................................         1.2             0.6               353.1
                                                                      ------------    ------------
  Net income (loss) available to common shareholders..............         0.8%          (16.9)%             111.3%
                                                                      ============    ============


Revenues. Revenues in 2000 were $4,314.9 million compared to $1,957.0 million in 1999, an increase of 120.5%. The increase in revenues is primarily due to the acquisition of companies subsequent to June 30, 1999, the most significant of which was BFI, which was acquired on July 30, 1999. Accordingly, the results in 2000 include nine months of the operations acquired from BFI compared to two months in 1999.

Cost of Operations. Cost of Operations in 2000 was $2,494.2 million compared to $1,122.7 million in 1999, an increase of 122.2%. The increase in cost of operations was primarily associated with the increase in revenues described above. As a percentage of revenues, cost of operations increased to 57.8% in 2000 from 57.4% in 1999 primarily due to the change in revenue mix resulting from the acquisition of BFI. BFI's revenue mix was more heavily weighted toward collection revenue, which has lower margins than landfill revenues.

Selling, General and Administrative Expenses. Selling, General and Administrative Expenses in 2000 were $317.9 million compared to $139.3 million in 1999, an increase of 128.3%. As a percentage of revenues, SG&A increased to 7.4% in 2000 from 7.1% in 1999 primarily relating to modest increases in compensation throughout 2000.

Depreciation and Amortization. Depreciation and Amortization in 2000 was $342.8 million compared to $168.5 million in 1999, an increase of 103.4%. As a percentage of revenues, depreciation and amortization expense decreased to 7.9% in 2000 from 8.6% in 1999. The decrease is primarily due to the increase in deprecation being more than offset by the increase in revenues from the acquisition of BFI.

Goodwill Amortization. Goodwill amortization in 2000 was $164.9 million compared to $57.9 million in 1999, an increase of 184.9%. The increase in goodwill amortization primarily results from nine months of amortization of goodwill recorded in connection with the acquisition of BFI during 2000 compared to two months in 1999.

Acquisition Related and Unusual Costs. During the first nine months of 2000, we recorded $105.5 million of acquisition related and unusual costs of which $59.7 million related to transitional personnel, duplicate facilities and integration costs associated with the integration of BFI and a $26.1 million non-cash charge resulting from a loss on the divestiture of an operation. Additionally, we recorded charges of $24.2 million and reversed $4.5 million primarily resulting from changes in estimates for acquisition related accruals.

During the first nine months of 1999, we recorded $549.8 million of acquisition related and unusual costs associated with the acquisition of BFI. The costs primarily relate to environmental related matters, litigation liabilities, risk management liabilities, loss contract provisions, transition costs, the write-off of deferred costs relating to the acquisition and an impairment loss to reduce the carrying value of assets held for sale.

Interest Expense, Net. Net interest expense was $654.2 million in 2000 compared to $227.3 million in 1999, an increase of 187.8%. The increase in 2000 primarily results from nine months of interest expense on debt incurred and assumed in connection with the acquisition of BFI as compared to two months in 1999.

Income Taxes. Income taxes reflect a 61.5% effective income tax rate for the nine months ended September 30, 2000 and (15.6%) for the same period in 1999. The effective income tax rates in 2000 and 1999 deviate from the federal statutory rate of 35% primarily due to the non-deductibility of amortization expense related to approximately $6.5 billion of goodwill recorded in connection with the acquisition of BFI.

Extraordinary Loss, Net. In September 2000, we repaid the Tranche D term loan prior to its maturity date. In connection with this repayment, we recognized a non-cash extraordinary charge for the early extinguishment of the debt of approximately $11.2 million ($6.8 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.

In February 2000, we repaid the asset sale term loan facility prior to its maturity date. In connection with this repayment, we recognized a non-cash extraordinary charge for the early extinguishment of the debt of approximately $10.7 million ($6.5 million net of income tax benefit) related to the write-off of deferred debt issuance costs.

In July 1999, we repaid our credit facility prior to its maturity date. In connection with this repayment, we recognized a non-cash extraordinary charge for the early extinguishment of the debt of approximately $5.3 million ($3.2 million net of income tax benefit) related to the write-off of previously deferred debt issuance costs.

Cumulative Effect of Change in Accounting Principle, Net. In connection with the acquisition of BFI, we changed our capitalized interest policy to more accurately reflect our long-term business strategy. As a result, we recorded a charge of $64.3 million, net of related tax, during 1999, to reflect the cumulative effect on prior years of the change in the method of interest capitalization.

Dividends on Preferred Stock. Dividends on Preferred Stock were $50.8 million in 2000 and $11.2 million for the same period in 1999, which reflects the 6.5% dividend on the Preferred Stock issued on July 30, 1999 in connection with the financing of the acquisition of BFI. Dividends were not paid in cash, instead, the liquidation preference of the Preferred Stock increased by the accrued, but unpaid dividends.

Liquidity and Capital Resources

Historically, we have satisfied our acquisition, capital expenditure and working capital needs primarily through bank financing and public offerings and private placements of debt and equity securities. Between January 1992 and September 2000, we completed total debt financings in excess of $14.3 billion and equity financings in excess of $1.4 billion, excluding stock issued for consideration in business combinations.

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

As of September 30, 2000, we had cash and cash equivalents of $112.6 million. Our capital expenditure and working capital requirements have increased significantly, reflecting our rapid growth through acquisition and development of revenue producing assets, and will increase further compared to the year ended December 31, 1999 as a result of the acquisition of BFI. During 1999, we acquired solid waste operations, excluding the BFI acquisition, representing approximately $381.2 million in annual revenues ($332.7 million net of intercompany eliminations), and sold operations representing approximately $372.5 million in annual revenues. During the nine months ended September 30, 2000, we acquired operations with annual revenues of $472.6 million ($458.9 million net of intercompany eliminations) for consideration of $840.0 million. During the nine months ended September 30, 2000, we sold certain assets with annual revenues of approximately $770.4 million ($636.0 million net of intercompany eliminations) for consideration of approximately $1,053.5 million. For the calendar year 2000, we expect to spend approximately $535 million for capital expenditures, closure and post-closure, and remediation expenditures relating to our landfill operations. We also expect to spend approximately $300 million for non-recurring integration and transaction costs primarily related to the acquisition of BFI. The acquisition of additional waste operations would require additional capital amounts and capital expenditure requirements.

As of September 30, 2000, our debt structure consisted primarily of $4.9 billion outstanding under the 1999 Credit Facility, $2.0 billion of the 1999 Notes, $1.7 billion of the 1998 Senior Notes and $1.0 billion of debt assumed in connection with the BFI acquisition. As of September 30, 2000 there is aggregate availability under the revolving credit facility of the 1999 Credit Facility of approximately $590 million to be used for working capital, letters of credit, acquisitions and other general corporate purposes. The indentures relating to the 1999 Credit Agreement, the 1999 Notes and the 1998 Senior Notes contain financial and operating covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. A substantial portion of our available cash will be required to service this indebtedness. For fiscal 2000, our scheduled debt service is expected to be approximately $1.3 billion consisting of approximately $371 million in principal repayments (including $250 million paid in connection with the put on the MVP's which was exercised in January, 2000) and approximately $900 million in interest payments. These amounts may vary depending upon changes in interest rates.

We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. We satisfy these financial assurance requirements by issuing performance bonds, letters of credit, insurance policies or trust deposits as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At September 30, 2000, we had outstanding approximately $1.5 billion in financial assurance instruments, represented by $430.4 million of performance bonds, $977.5 million of insurance policies, $45.6 million of trust deposits and $32.8 million of letters of credit. During calendar year 2000, we expect no material increase in financial assurance obligations relating to our landfill operations and collection contracts.

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

In June 1999, the implementation date of SFAS No. 133 was deferred one year from the original date to those fiscal years beginning after June 15, 2000 by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No.'s 133 and 138 require all derivatives to be recorded as either assets or liabilities and the instruments to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately in earnings, other comprehensive income or deferred, depending on the use of the derivative, and whether or not it qualifies as a hedge. The statement requires a formal documentation of hedge designation and assessment of the effectiveness of transactions that receive hedge accounting. We will adopt SFAS No.'s 133 and 138 by January 1, 2001, as required.

We are in the process of reviewing our contracts to; identify existing derivative instruments, determine the fair market value of those derivative instruments, identify and document hedging relationships and determine the effectiveness of those hedging relationships. We enter into interest rate swap agreements to lock in the cost of a substantial portion of our floating rate debt obligations. Additionally, we enter into commodity price swaps to lock in margins on our sales of recyclable commodities. We believe that these two types of activities represent our primary transactions to which SFAS No.'s 133 and 138 will be applicable. We expect that both our interest rate and our commodity price swap agreements will be designated as cash flow hedges, and accordingly, recorded in other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any ineffectiveness will be taken to earnings during the period identified. Upon adoption, any difference between the previous carrying amount, and the fair values upon adoption, will be reflected as a cumulative effect of change in accounting principle.

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

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits --

Exhibit No.     Description
-----------     -----------

10   *  Executive  Employment  Agreement  between the Company and with Thomas W.
        Ryan dated August 1, 2000.

27   *  Financial Data Schedule for the nine months ended September 30, 2000.


(b) Reports on Form 8-K during the Quarter Ended September 30, 2000 --

August 3, 2000  Our Current Report on Form 8-K reports the financial results for the second quarter of 2000.

    *   Filed herewith

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          ALLIED WASTE INDUSTRIES, INC.

           By:                          /s/ THOMAS W. RYAN
                 ---------------------------------------------------------------
                                          Thomas W. Ryan
                       Executive Vice President and Chief Financial Officer
                                   (Principal Financial Officer)


           By:                         /s/ PETER S. HATHAWAY
                 ---------------------------------------------------------------
                                         Peter S. Hathaway
                    Senior Vice President, Finance and Chief Accounting Officer
                                  (Principal Accounting Officer)


   Date:  November 14, 2000

                                  EXHIBIT INDEX

Exhibit No.      Description
-----------     ------------

10   *  Executive  Employment  Agreement  between the Company and with Thomas W.
        Ryan dated August 1, 2000.

27   *  Financial Data Schedule for the nine months ended September 30, 2000.

     *  Filed herewith