Form 10-K
period 2000-12-31
ALLIED WASTE INDUSTRIES INC
filed 2001-03-27
CIK 848865

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

                   For the fiscal year ended December 31, 2000

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

     Title of each class              Name of each exchange on which registered
 Common Stock, $.01 par value                  New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of Class)

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

         The aggregate market value of the registrant's voting stock held by nonaffiliates of the registrant was $2,486,717,563 as of March 26, 2001.

         The number of shares of the registrant's common stock, $.01 par value, outstanding at March 26, 2001 was 197,139,093.

         The registrant's proxy statement is to be filed in connection with the registrant's 2001 annual meeting of stockholders, portions of which are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                                                           TABLE OF CONTENTS


PART I

     Item 1.      Business...........................................................................................        3

     Item 2.      Properties.........................................................................................        9

     Item 3.      Legal Proceedings..................................................................................        9

     Item 4.      Submission of Matters to a Vote of Security Holders................................................       10




PART II

     Item 5.      Market Price and Dividends on the Common Stock and Related Stockholder Matters.....................       11

     Item 6.      Selected Financial Data............................................................................       12

     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..............       14

     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.........................................       32

     Item 8.      Financial Statements and Supplementary Data........................................................       33

     Item 9.      Changes in and Disagreements on Accounting and Financial Disclosure................................       83




PART III

     Item 10.     Directors and Executive Officers of the Registrant.................................................       83

     Item 11.     Executive Compensation.............................................................................       83

     Item 12.     Security Ownership of Certain Beneficial Owners and Management.....................................       83

     Item 13.     Certain Relationships and Related Transactions.....................................................       83




PART IV

     Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................       83




                  Signatures.........................................................................................       87


                                     PART I

Item 1.       Business

Allied Waste Industries, Inc. ("Allied" or "we"), a Delaware corporation, is the second largest, non-hazardous solid waste management company in the United States, and operates as a vertically integrated company that provides collection, transfer, disposal and recycling services for residential, commercial and industrial customers. We serve approximately 10 million customers through a network of 338 collection companies, 151 transfer stations, 164 active landfills and 75 recycling facilities within 40 states. We have organized our operations into eight geographic operating regions: Atlantic, Central, Great Lakes, Midwest, Northeast, Southeast, Southwest and West. Consistent with our vertical integration model, each region is organized into several operating districts and each district is comprised of specific site operations. The districts consist of a collection of stand-alone companies usually operating as a vertically integrated operation within a common marketplace. We reported revenues of approximately $5.7 billion and approximately $3.3 billion for the years ended December 31, 2000 and 1999, respectively.

Industry Trends

Based on industry data, we estimate that the 1999 revenues of the non-hazardous solid waste industry in the United States were approximately $40 billion. The non-hazardous solid waste industry has traditionally been very fragmented, particularly in the collection segment of the business. Publicly traded companies, municipalities and privately held companies, generate approximately 56%, 24% and 20% of the industry's revenue, respectively.

In the recent past, the non-hazardous solid waste industry has undergone significant consolidation due to certain funding pressures brought about by regulatory changes enacted throughout the 1990's. Subtitle D of the Resource Conservation and Recovery Act of 1976 ("Subtitle D"), as well as more stringent financial assurance requirements imposed by various state and local governments, significantly increased the amount of capital generally required for solid waste management operations. Furthermore, other regulatory compliance is increasing in areas that effect, for example, workplace safety, vehicle operating and maintenance standards, and the labor environment. As a result, many smaller companies that lacked the requisite capital were compelled to sell their operations to more strongly capitalized companies.

We believe the recent cycle of industry consolidation is substantially complete. Presently, the three largest companies in the United States represent a substantial majority of the publicly traded company revenues. The industry is displaying a greater focus on maximization of cash flow and internal growth through initiatives that increase returns on investment. Generally, revenue growth within the industry has been a function of overall economic and population growth. Industry growth has also been impacted by changes in state and federal regulations, supply of and demand for disposal capacity, and consumer awareness of environmental matters. While the companies within the industry provide essential services, their revenue growth has been, and will continue to be, impacted by changes in general economic and industry specific trends.

Business Strategy

The major components of our business strategy which will enable us to maximize operating cash flows to continue to pay down debt consist of: (1) operating vertically integrated non-hazardous solid waste service businesses with a high rate of waste internalization, defined as transferring and disposing of waste we collect at our own landfills; (2) managing these businesses locally with a strong operations focus on customer service; (3) maintaining or improving our market position through internal development and incremental acquisitions; and
(4) maintaining the financial capacity, management capabilities and administrative systems and controls to support on-going operations and future growth.

Vertical Integration and Internalization. The vertical integration business model has been and will continue to be the key element of our operating philosophy. The fundamental objective of the vertical integration business model is to control the waste stream from the point of collection through disposal and to achieve a high rate of waste internalization. We have and will continue to build, through market development initiatives, including market specific acquisitions, vertically integrated operations typically consisting of collection companies, transfer stations, recycling facilities and landfills. Within our markets, we seek to strengthen our competitive position and improve our financial returns by acquiring and selling operating assets. We believe that we can realize competitive advantages by continuously implementing this strategy across existing and selected new markets in the United States. Our internalization rate, as measured by collection volumes, was approximately 65% at the end of 2000.

Focus on Operations. Decentralized operations and local management characterize our operations-oriented business strategy. We focus our recruiting efforts on operating managers with extensive industry experience, usually with significant experience in their geographic markets. Our senior executive management, senior operating management and regional vice presidents currently average approximately 19, 20 and 25 years of industry experience, respectively. By continuing to hire and retain experienced, local market-oriented managers, we believe that we are well positioned to react to changes in our markets and are able to capitalize on growth opportunities.

Achieving a Sustainable Long-Term Growth Rate. Our focus is on achieving a sustainable rate of long-term growth. Although we will continue to acquire "tuck-in" businesses and may enter selected new markets, we will concentrate on efficiently operating the assets we have accumulated since the early 1990's. Therefore, we anticipate future revenue growth will slow to a lower, sustainable rate which is slower than in the past. We intend to grow revenues through organic means by increasing volumes collected and disposed and by increasing the rates we charge for the services we provide. We intend to supplement organic growth with tuck-in acquisitions of privately owned solid waste operations, net of the sale of operations that do not fit our business model. We also intend to take selective advantage of opportunities when government entities privatize the operation of all or part of their solid waste systems. In addition, we seek to achieve broad domestic geographic diversification in our operations and market development activities.

Maintaining Capacity for Future Growth. We seek to implement our business strategy by maintaining effective internal controls, experienced management and sufficient financial capacity. We expect operating cash flows to fund our working capital and capital expenditure requirements, with the existing credit facility sufficient to handle seasonal and other peak spending requirements.

Operations

Our revenue mix for 2000 was approximately 61.7% collection, 29.1% disposal (including transfer), 5.6% recycling and 3.6% other.

     Collection. Collection operations involve collecting and transporting non-hazardous waste from the point of generation to the transfer station or the site of disposal. Depending on the customer being served, we generally provide solid waste collection under the following two primary types of arrangements.

     Commercial. We provide containerized non-hazardous solid waste disposal services to a wide variety of commercial and industrial customers. We provide these customers with containers that are designed to be lifted mechanically and either emptied into a collection vehicle's compaction hopper or, in the case of roll-off containers, to be loaded onto the collection vehicle. Our commercial containers generally range in size from one to eight cubic yards and our roll-off containers generally range in size from 20 to 40 cubic yards. Contracts for roll-off containers may provide for temporary (such as the removal of waste from a construction site) or ongoing services. Fees relating to those contracts are generally a function of general competitive and prevailing local economic conditions, as well as considerations such as collection frequency, type of equipment furnished, distance traveled to the disposal site, the cost of disposal and the type and volume or weight of the waste collected.

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

     Transfer Stations. A transfer station is a facility where solid waste is received from third-party and company owned collection vehicles and then transferred to and compacted in large, specially constructed trailers for transportation to disposal facilities. This consolidation reduces costs by increasing the density of the waste being transported through compaction and by improving utilization of collection personnel and equipment, and is an increasingly common procedure in the solid waste management industry. We generally base fees upon such factors as the type and volume or weight of the waste transferred and the transport distance to the disposal facility. We believe that as increased regulations and public pressure restrict the development of landfills in urban and suburban areas, transfer stations will increasingly be used as an efficient means to transport waste over longer distances to available landfills.

     Landfills. Solid waste landfills are the primary method of disposal of solid waste in the United States. Currently, a landfill must be designed, permitted, operated and closed in compliance with comprehensive federal, state  and  local  regulations  promulgated  under  Subtitle  D.  Operating procedures include excavation, continuous spreading and compacting of waste, and covering of waste with earth or other inert material. Disposal fees and the cost of transferring solid waste to the disposal facility place an economic restriction on the geographic scope of landfill operations in a particular market. Access to a disposal facility, such as a landfill, is necessary for all solid waste management companies. While access to disposal facilities owned or operated by unaffiliated parties can generally be obtained, we prefer, in keeping with our business strategy, to own or operate our own disposal facilities. This ensures access and allows us to internalize disposal fees.

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

Organization, Marketing and Sales

Our management philosophy utilizes a decentralized business model. We believe that this model allows us to maximize the opportunities in each market that we operate and has largely contributed to our ability to achieve high operating margins.

We implement this philosophy through a regional and district infrastructure. We have organized our operations into eight regions: Atlantic, Central, Great Lakes, Midwest, Northeast, Southeast, Southwest and West. Consistent with the vertical integration model, each region is organized into several operating districts and each district contains several specific site operations. Each of our regions, and substantially all of our districts include collection, transfer, recycling and disposal services, which facilitates efficient and cost effective waste handling and allows the regions and districts to maximize the internalization of waste.

The districts consist of a collection of stand-alone companies usually operating as a vertically integrated operation within a common marketplace. These districts range in size from approximately $50 million in revenue to approximately $300 million in revenue. Each district reports to a regional office. Each regional office has approximately six districts under its management.

A region vice president manages each region supported by a staff, including a region controller. All region vice presidents and most region controllers have significant industry experience (in the case of region vice presidents, an average of 25 years of experience). Region offices are typically located in a district's facility in order to reduce overhead costs and to promote a close working relationship between the region management and district personnel.

All region managers and most district managers have responsibility for all phases of the vertical integration model including collection, transfer, recycling and disposal. Region management also has responsibility for increasing region revenues through internal development initiatives and acquisitions. In addition to base salary, we compensate region and district management through a bonus program and stock incentive plans. Compensation pursuant to the bonus and stock incentive plans is largely contingent upon meeting or exceeding various goals in the manager's geographic area of responsibility.

Each of our districts has staff responsible for sales and marketing. Our policy is to periodically visit each commercial account to ensure customer satisfaction and to sell additional services. In addition to calling on existing customers, each salesperson calls upon potential customers within a defined area in each market.

We also have a municipal marketing coordinator in most service areas, who is responsible for communicating with each municipality or community to which we provide residential service to ensure customer satisfaction. Additionally, the municipal coordinators organize and handle bids for renewal and new municipal contracts in their service area.

Competition

The non-hazardous waste collection and disposal industry is highly competitive. We compete with large companies and municipalities which may have greater financial and operations resources. We also compete with the use of alternatives to landfill disposal because of state requirements to reduce landfill disposal. The non-hazardous waste collection and disposal industry is led by three large national waste management companies: Allied, Waste Management, Inc., and Republic Services, Inc. It also includes numerous regional and local companies. Many counties and municipalities that operate their own waste collection and disposal facilities have the benefits of tax-exempt financing and may control the disposal of waste collected within their jurisdictions.

We encounter competition due to the use of alternatives to landfill disposal, such as recycling and incineration. Further, most of the states in which we operate landfills have adopted plans or requirements that require the adoption of comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting and recycling or other programs. State and local governments are increasingly mandating waste reduction at the source and prohibiting the disposal of certain types of wastes, such as yard wastes, at landfills. These trends may reduce the volume of waste going to landfills in certain areas. If this occurs, we cannot assure that we will be able to operate our landfills at their full capacity or charge current prices for landfill disposal services due to the decrease in demand for services. We also encounter competition in our acquisition of landfills and collection operations. This competition is due to our competitors' interest in acquiring solid waste assets.

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

Our operations are subject to extensive regulation, principally under the following federal statutes:

     The Resource Conservation and Recovery Act of 1976 ("RCRA"), as amended. RCRA regulates the handling, transportation and disposal of hazardous and non-hazardous wastes and delegates authority to states to develop programs to ensure the safe disposal of solid wastes. On October 9, 1991, the EPA promulgated Solid Waste Disposal Facility Criteria for non-hazardous solid waste landfills under Subtitle D. Subtitle D includes location standards, facility design and operating criteria, closure and post-closure requirements, financial assurance standards and groundwater monitoring as well as corrective action standards, many of which had not commonly been in place or enforced previously at landfills. Subtitle D applies to all solid waste landfill cells that received waste after October 9, 1991, and, with limited exceptions, required all landfills to meet these requirements by October 9, 1993. Subtitle D required landfills that were not in compliance with the requirements of Subtitle D on the applicable date of implementation, which varied state by state, to close. In addition, landfills that stopped receiving waste before October 9, 1993 were not required to comply with the final cover provisions of Subtitle D. Each state must comply with Subtitle D and was required to submit a permit program designed to implement Subtitle D to the EPA for approval by April 9, 1993. All states except Maine and Washington have EPA approved programs which implemented the minimum requirements of Subtitle D.

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

Future Federal Legislation. In the future, our collection, transfer and landfill operations may also be affected by legislation that may be proposed in the United States Congress that would authorize the states to enact laws governing interstate shipments of waste. Such proposed federal legislation may allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states, under certain circumstances, to reduce the amounts of waste exported to other states. If this or similar legislation is enacted, states in which we operate landfills could act to limit or prohibit the importation of out-of-state waste. Such state actions could adversely affect landfills within these states that receive a significant portion of waste originating from out-of-state. Our collection, transfer and landfill operations may also be affected by "flow control" legislation, which may be proposed in the United States Congress. This proposed federal legislation may allow states and local governments to direct waste generated within their jurisdiction to a specific facility for disposal or processing. If this or similar legislation is enacted, state or local governments with jurisdiction over our landfills could act to limit or prohibit disposal or processing of waste in our landfills.

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

We have implemented and will continue to implement our own environmental safeguards that seek to comply with these governmental requirements.

Liability Insurance and Bonding

We carry general liability, comprehensive property damage, workers' compensation, employer's liability, directors' and officers' liability, limited environmental impairment liability and other coverages we believe are customary to the industry. Except as discussed in Legal Proceedings below, management does not expect the impact of any known casualty, property, environmental insurance or other contingencies to be material to our consolidated liquidity, financial position or results of operations.

We are required to provide certain financial assurances to governmental agencies under applicable environmental regulations relating to our landfill and collection operations. These financial assurances include surety bonds, letters of credit, insurance policies and trust deposits required principally to secure our estimated landfill closure and post-closure obligations and collection contracts. We are required to provide approximately $1.5 billion in financial assurance obligations relating to our landfill operations.

Employees

We employ approximately 28,000 persons. Certain of our employees are covered by collective bargaining agreements. We believe relations with our employees are satisfactory.

Item 2. Properties

Our principal executive offices are located at 15880 N. Greenway-Hayden Loop, Suite 100, Scottsdale, Arizona 85260 where we currently lease approximately 60,000 square feet of office space. We currently maintain regional administrative offices in Arizona, Illinois, Indiana, Missouri, Georgia, South Carolina, Colorado and Massachusetts.

Our principal property and equipment consists of land (primarily landfill sites, transfer stations, and facilities for collection operations), buildings, and vehicles and equipment, substantially all of which are encumbered by liens in favor of our primary lenders. We own or lease real property in the states in which we are doing business. At December 31, 2000, we owned and operated 164 active solid waste landfills, aggregating approximately 72,075 total acres, including approximately 24,598 permitted acres. In addition, as of that date we owned or operated 338 collection companies, 151 transfer stations and 75 recycling facilities.

Item 3. Legal Proceedings

We are currently involved in certain routine litigation. We believe that all such litigation arose in the ordinary course of business and that costs of settlements or judgments arising from such suits will not have a materially adverse effect on our consolidated liquidity, financial position or results of operations.

Federal, state and local provisions that relate to the protection of the environment regulate our business. The nature of our business results in us frequently becoming a party to judicial or administrative proceedings involving governmental authorities and other interested parties. At December 31, 2000, we were not involved in any such proceedings where we reasonably believe sanctions imposed by governmental authorities will exceed $100,000 or which we believe will have a material effect on our consolidated liquidity or results of operations. From time to time, we may also be subject to actions brought by citizens' groups, adjacent landowners or others in connection with the permitting and licensing of our landfills or transfer stations, or alleging personal injury, environmental damage or violations of the permits and licenses pursuant to which we operate.

We have been notified that we are considered a potentially responsible party at a number of sites under CERCLA or other environmental laws. In all cases, such alleged responsibility is due to the actions of companies acquired by Allied prior to their acquisition by Allied. We continually review our status with respect to each site, taking into account the alleged connection to the site and the extent of the contribution to the volume of waste at the site, the available evidence connecting the entity to that site and the number and financial soundness of other potentially responsible parties at the site. The ultimate amounts for environmental liabilities at sites where we may be a potentially responsible party cannot be determined and estimates of such liabilities made by us, after consultation with our independent environmental engineers, require assumptions about future events subject to a number of uncertainties, including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessments to date, the recorded liabilities are periodically evaluated, as additional information becomes available, to ascertain that the accrued liabilities are adequate. We have determined that the recorded liability for environmental matters as of December 31, 2000 of approximately $432.5 million represents the most probable outcome of these contingent matters. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable.

                                     PART II

Item 5. Market Price and Dividends on the Common Stock and Related Stockholder Matters

Price Range of Common Stock

The Common Stock (as defined below) is traded on the New York Stock Exchange under the symbol "AW". The high and low sales prices per share for the periods indicated were as follows:

                                                                                       High                 Low
                                                                                  ----------------     ---------------
Year Ended December 31, 2000:
First Quarter.............................................................                  8.44              5.38
Second Quarter............................................................                 10.38              5.31
Third Quarter.............................................................                 11.75              9.19
Fourth Quarter............................................................                 14.56              7.88

Year Ended December 31, 1999:
First Quarter.............................................................                 24.06             12.75
Second Quarter............................................................                 20.00             13.13
Third Quarter.............................................................                 20.63             11.06
Fourth Quarter............................................................                 11.94              6.50


As of March 26, 2001, there were approximately 722 holders of record of our Common Stock.

Dividend Policy

We have not paid dividends on our common stock, $0.01 par value (the "Common Stock"), and do not anticipate paying any dividends thereon in the foreseeable future as we are prohibited under the terms of our long-term indebtedness from paying such dividends.


Recent Sales of Unregistered Securities

         Not Applicable.

Item 6. Selected Financial Data

The selected financial data presented below as of and for the five years ended December 31, 2000 are derived from our Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants. See
Note 2 to our Consolidated Financial Statements. These selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the notes thereto, included elsewhere herein. (All amounts are in thousands, except per share amounts and percentages.)

                                          2000               1999                 1998              1997(4)              1996(4)
                                     ---------------    ----------------    ----------------   ----------------     ----------------
Statement of Operations Data:
Revenues............................ $    5,707,485     $     3,341,071     $     1,575,612    $     1,340,661     $       619,548
Cost of operations..................      3,280,027           1,948,964             892,273            777,289             386,001
Selling, general and administrative
  expenses..........................        417,558             231,366             155,835            177,396             102,416
Depreciation and amortization.......        450,794             273,368             149,260            131,658              63,638
Goodwill amortization...............        223,244             110,726              30,705             26,580               4,185
Acquisition related and unusual
  costs(1)..........................        127,327             588,855             317,616              3,934              96,508
                                     ---------------    ----------------    ----------------   ----------------     ----------------
  Operating income (loss)...........      1,208,535             187,792              29,923            223,804             (33,200)
Equity in earnings of unconsolidated
  affiliates........................        (50,788)            (20,785)                 --                 --                  --
Interest income.....................         (4,127)             (7,212)             (4,030)            (1,765)             (2,479)
Interest expense....................        882,282             443,044              88,431            108,045              21,347
                                     ---------------    ----------------    ----------------   ----------------     ----------------
  Income (loss) before income taxes.        381,168            (227,255)            (54,478)           117,524             (52,068)
Income tax expense (benefit)........        237,540              (8,756)             43,773             40,277                 354
Minority interest...................          5,975               2,751                  --                 --                  --
                                     ---------------    ----------------    ----------------   ----------------     ----------------
  Income (loss) before extraordinary
    losses and cumulative effect of
    change in accounting principle..        137,653            (221,250)            (98,251)            77,247             (52,422)
Extraordinary losses, net of income
  tax benefit(2)....................         13,266               3,223             124,801             53,205              13,887
Cumulative effect of change in
  accounting principle, net of income
  tax benefit(3)....................             --              64,255                  --                 --                  --
                                     ---------------    ----------------    ----------------   ----------------     ----------------
  Net income (loss).................        124,387            (288,728)           (223,052)            24,042             (66,309)
Dividends on preferred stock........         68,452              27,789                  --                381               1,073
                                     ---------------    ----------------    ----------------   ----------------     ----------------
  Net income (loss) available to
  common shareholders............... $       55,935     $      (316,517)     $     (223,052)    $       23,661     $       (67,382)
                                     ===============    ================    ================   ================     ================
Basic EPS:
Income (loss) available to
  common shareholders before
  extraordinary losses and
  cumulative effect of change in
  accounting principle, net of income
  tax benefit....................... $         0.37     $         (1.33)     $        (0.54)    $         0.47     $         (0.40)
Extraordinary losses, net of income
  tax benefit.......................          (0.07)              (0.02)              (0.68)             (0.33)              (0.11)
Cumulative effect of change in
  accounting principle, net of income
  tax benefit.......................             --               (0.34)                 --                 --                  --
                                     ---------------    ----------------    ----------------   ----------------     ----------------
Net income (loss) available to
  common shareholders............... $         0.30     $         (1.69)     $        (1.22)    $         0.14      $        (0.51)
                                     ===============    ================    ================   ================     ================
Weighted average common shares......        188,814             187,801             182,796            164,888             132,967
                                     ===============    ================    ================   ================     ================



                                           2000                 1999                1998                1997              1996
                                     ---------------      ---------------     ---------------     --------------    --------------
Diluted EPS:
Income (loss) available to
 common shareholders before
 extraordinary losses and
 cumulative effect of change in
 accounting principle, net of income
 tax benefit....................... $         0.36       $         (1.33)     $       (0.54)      $       0.44      $      (0.40)
Extraordinary loss, net of income
 tax benefit.......................          (0.07)                (0.02)             (0.68)             (0.30)            (0.11)
Cumulative effect of change in
 accounting principle, net of income
 tax benefit.......................             --                 (0.34)                --                 --                --

                                        ---------------      ---------------     ---------------    ---------------   --------------
Net income (loss) available to
 common shareholders............... $         0.29       $         (1.69)     $       (1.22)      $       0.14      $      (0.51)
                                        ===============      ===============     ===============    ===============   ==============
Weighted average common and
 common equivalent shares..........        191,122               187,801            182,796            172,958           132,967
                                        ===============      ===============     ===============    ===============   ==============
Pro forma amounts, assuming the
 change in accounting principle is
 applied retroactively:
Net income (loss) available to
 common shareholders...............                                           $   (256,265)       $      5,085      $    (73,909)
Diluted earnings (loss) per share...                                                 (1.40)               0.03             (0.56)

Balance Sheet Data:
                                                                                    December 31,
                                         -------------------------------------------------------------------------------------------
                                               2000                 1999              1998              1997               1996
                                         ---------------      ---------------   ---------------   ----------------   ---------------
Cash and cash equivalents........... $      122,094       $      121,405      $     39,742      $      33,320      $      70,015
Working capital (deficit)...........       (328,049)            (381,077)           45,031            (75,054)            26,410
Property and equipment, net.........      3,860,538            3,738,388         1,776,025          1,583,133            932,110
Goodwill, net.......................      8,717,438            8,238,929         1,327,470          1,082,750            888,648
Total assets........................     14,513,634           14,963,101         3,752,592          3,073,820          2,662,200
Long-term debt, less current
 portion...........................       9,635,124            9,240,291         2,118,927          1,492,360          1,283,327
Stockholders' equity including
 Preferred Stock...................       1,767,659            1,639,555           930,074            962,465            385,218
Long-term debt to total
 capitalization....................              85%                  85%               69%                61%                77%

(1) Acquisition related and unusual costs relate to management's changes in strategic plans and restructuring resulting from acquisitions. The charges primarily consist of transaction or deal costs, employee severance and transition costs, changes in estimates relating to environmental and legal matters and regulatory compliance, restructuring costs related to the consolidation or relocation of operations, costs for the abandonment or sale of non-revenue producing assets, provisions for losses on contractual obligations, and asset impairments.

(2) The extraordinary losses were incurred as a result of premiums paid for the early extinguishment of debt and the write-off of related deferred debt issue costs.

(3) During the third quarter of 1999, we changed our method of accounting for capitalized interest. According to generally accepted accounting principles, this change is applied from the beginning of 1999. A charge for the cumulative effect of the change in accounting principle of $106.2 million ($64.3 million, net of income taxes) was recorded effective January 1, 1999.

(4)  The  years  ended  December  31,  1997  and  1996  Consolidated   Financial
     Statements have been restated to reflect the acquisition of companies accounted for using the pooling-of-interests method for business combinations in 1998.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein.

Introduction

We have experienced significant growth, primarily resulting from the acquisition of solid waste businesses. Since January 1, 1993, we have completed 275 acquisitions including 50 acquisitions in 2000. The results of operations for the acquisitions accounted for under the purchase method for business combinations are included in our financial statements only from the applicable date of acquisition. As a result, we believe our historical results of operations for the periods presented are not directly comparable to our current results of operations.

On July 30, 1999, we completed the acquisition of Browning-Ferris Industries, Inc. ("BFI") in a transaction accounted for as a purchase. As a result of the acquisition, each share of BFI common stock was converted into the right to receive $45 in cash. Including assumed and refinanced debt, the original cost of acquiring BFI was approximately $9.6 billion. Financing for the acquisition was obtained from draws of $4.7 billion from credit facilities with a capacity of $7.1 billion (the "1999 Credit Facility"), the sale of $1.0 billion of newly issued senior convertible preferred stock (the "Preferred Stock") and the sale of $2.0 billion of 10% Senior Subordinated Notes due 2009 (the "1999 Notes").

In connection with the acquisition of Browning-Ferris Industries, Inc. ("BFI"), we initiated an asset divestiture program, whereby we sold, for cash or through simultaneous buy and sell transactions, certain non-core assets that did not fit with our vertical integration operating strategy for total net proceeds of approximately $1.6 billion. As of December 31, 2000, we had completed this divestiture program with the exception of the transaction involving the waste incineration business of American Ref-fuel. A definitive agreement was entered into during November 2000 and is expected to be completed around the first quarter of 2001.

Status of Integration of BFI. In connection with the acquisition of BFI on July 30, 1999, we anticipated annual cost savings of approximately $360 million by the end of 2000 resulting from corporate and field SG&A savings, operations labor cost savings, market cost savings and asset buy and sell agreements. As of June 30, 2000, we had substantially achieved the annual cost savings through headcount reductions of approximately 2,900 employees, the closure of 51 facilities, 96 route rationalizations and other cost savings. Internalization increased from 57% at the time of the acquisition to 65% at December 31, 2000.

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

General

Revenues. Our revenues are attributable primarily to fees charged to customers for waste collection, transfer, recycling and disposal services. We generally provide collection services under direct agreements with our customers or pursuant to contracts with municipalities. Commercial and municipal contract terms, generally range from one to five years and commonly have renewal options. Our landfill operations include both company-owned landfills and those operated for municipalities for a fee. The following tables show for the periods indicated the percentage of our total reported revenues attributable to services provided and revenues attributable to geographic regions.

Revenues by Line of Business (in thousands, except percentages):

                                                       Years Ended December 31,
                      --------------------------------------------------------------------------------------------
                                 2000                            1999                             1998
                      ---------------------------     ----------------------------     ---------------------------
Collection........    $  4,227,680         61.7   %   $   2,422,628        60.4    %   $   1,041,441        56.1   %
Disposal(1).......       1,993,276         29.1           1,261,106        31.4              697,972        37.6
Recycling.........         384,027          5.6             203,632         5.1               64,385         3.5
Other.............         242,196          3.6             125,215         3.1               53,235         2.8
                      --------------     --------     ---------------    ---------     ---------------    --------
                         6,847,179        100.0   %       4,012,581       100.0    %       1,857,033       100.0   %
                                         ========                        =========                        ========
Intercompany......      (1,139,694)                        (671,510)                        (281,421)
                      --------------                  ---------------                  ---------------
  Reported
    revenues......    $  5,707,485                    $   3,341,071                    $   1,575,612
                      ==============                  ===============                  ===============


   (1) Transfer revenues are included in disposal.


   Revenues by Region:
                                                                                 Years Ended December 31,
                                                                           --------------------------------------
                                                                             2000           1999          1998
                                                                           ----------     ---------     ---------
Atlantic...............................................................       10.6    %       9.4   %      6.6    %
Central................................................................        9.3            12.1        19.1
Great Lakes............................................................       11.2            13.1        18.8
Midwest................................................................        8.5             9.7        10.1
Northeast..............................................................       16.5            15.5        10.5
Southeast..............................................................       13.5             9.2         3.6
Southwest..............................................................       13.2            12.0         9.4
West...................................................................       16.7            18.5        21.5
Other(1)...............................................................        0.5             0.5         0.4
                                                                           ----------      --------     ---------
  Total revenues.......................................................      100.0    %      100.0  %    100.0    %
                                                                           ==========      ========     =========

(1) Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on a regional basis.

Our strategy is to develop vertically integrated operations to internalize the waste we collect and thus realize higher margins from our operations. By disposing of waste at company-owned and/or operated landfills, we retain the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 63% of the waste we collect as measured by disposal volumes was disposed of at landfills we own and/or operate for the year 2000 and this internalization rate had increased to approximately 65% at the end of 2000. In addition, transfer stations are an integral part of the disposal process. We locate our transfer stations in areas where our landfills are outside of the population centers in which we collect waste. Such waste is transferred to long-haul trailers and economically transported to our landfills.

Expenses. Cost of operations includes labor, maintenance and repairs, equipment and facility rent, utilities and taxes, the costs of ongoing environmental compliance, safety and insurance, disposal costs and costs of independent haulers transporting our waste to the disposal site. Disposal costs include certain landfill taxes, host community fees, payments under agreements with respect to landfill sites that are not owned, landfill site maintenance, fuel and other equipment operating expenses and accruals for estimated closure and post-closure monitoring expenses anticipated to be incurred in the future. We use a life-cycle accounting method for landfills and the related closure and post-closure liabilities. This method applies the costs associated with acquiring, developing, closing and monitoring the landfills over the associated landfill capacity based on consumption. On an annual basis, we update the development cost estimates (which include the costs to develop the site as well as the individual cell construction costs), closure and post-closure cost estimates and future capacity estimates for each landfill. The cost estimates are prepared by company and third-party engineers based on the applicable local, state and federal regulations and site specific permit requirements. Future capacity estimates are updated, using aerial surveys of each landfill to estimate utilized disposal capacity and remaining disposal capacity. These cost and capacity estimates are reviewed and approved by senior operations management annually.

Selling, general and administrative expenses include management, clerical and administrative compensation and overhead, sales cost, investor and community relations' expenses and provisions for estimated uncollectible accounts receivable.

Depreciation and amortization includes depreciation of fixed assets and amortization of other intangible assets and landfill airspace. We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the costs associated with acquiring, permitting and developing the entire landfill by the total remaining capacity of that landfill. The resulting per unit amortization rate is applied to each unit disposed at the landfill and is recorded as expense for that period. Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, engineering and legal fees, and capitalized interest, which are capitalized and amortized based on consumed airspace. Estimated total future development cost for our 164 active landfills is approximately $3.1 billion, excluding interest to be capitalized, and we expect that this amount will be spent over the remaining operating lives of the landfills. We have available disposal capacity of approximately 3.0 billion cubic yards of capacity as of December 31, 2000.

We believe that the costs associated with engineering, owning and operating landfills will increase in the future as a result of federal, state and local regulation as well as community participation in opposition to the landfill process. We cannot assure you that we will be able to raise prices sufficiently to offset these increased expenses. We expense all indirect landfill development costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, as incurred.

Goodwill amortization includes the amortization of costs paid in excess of the net assets acquired in purchase business combinations.

In connection with potential acquisitions, we incur and capitalize certain transaction costs and integration costs, which include stock registration, legal, accounting, consulting, engineering and other direct costs. When an acquisition is accounted for using the pooling-of-interests method for business combinations, these costs are charged to the statement of operations as acquisition related costs. When an acquisition is accounted for using the purchase method for business combinations, these costs are capitalized. We routinely evaluate capitalized transaction and integration costs, and we expense those costs related to acquisitions not likely to occur. We expense indirect acquisition costs, such as executive salaries, general corporate overhead and other corporate services, as incurred.

Closure and post-closure costs represent our financial commitment for the regulatory required costs associated with our future obligations for final closure, which is the closure of a cell of a landfill once the cell is no longer receiving waste, and post-closure monitoring and maintenance of landfills, which is required for up to 30 years after a landfill's final closure. We establish closure and post-closure requirements based on the standards of Subtitle D as implemented on a state-by-state basis. We base closure and post-closure accruals on cost estimates for capping and covering a landfill, methane gas control, leachate management and groundwater monitoring, and other operational and maintenance costs to be incurred after the site discontinues accepting waste. We prepare site-specific closure and post-closure engineering cost estimates annually for landfills owned and/or operated by us for which we are responsible for closure and post-closure.

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

In 2000, we calculated the net present value of the closure and post-closure commitment assuming inflation of 2.5% and a risk-free capital rate of 7.0%. We accrete discounted amounts previously recorded to reflect the effects of the passage of time. We currently estimate total future payments for closure and post-closure to be $3.2 billion. The present value of such estimate is $1.2 billion. At December 31, 2000 and 1999, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $601.4 million and $517.3 million, respectively. The accruals reflect a portfolio of landfills with estimated remaining lives, based on current waste flows, that range from one to over 150 years, and an estimated average remaining life of approximately 40 years.

Results of Operations

The following table sets forth the percentage relationship that the various items bears to revenues for the periods indicated. See Note 2 to our Consolidated Financial Statements.

                                                                        Year Ended December 31,
                                                        --------------------------------------------------------
                                                             2000                1999                1998
                                                        ----------------    ---------------     ----------------
Statement of Operations Data:
Revenues...............................................     100.0%              100.0%              100.0%
Cost of operations.....................................      57.5                58.3                56.6
Selling, general and administrative expenses...........       7.3                 6.9                 9.9
Depreciation and amortization..........................       7.9                 8.2                 9.5
Goodwill amortization..................................       3.9                 3.3                 1.9
Acquisition related and unusual costs..................       2.2                17.7                20.1
                                                        ----------------    ---------------     ----------------
  Operating income.....................................      21.2                 5.6                 2.0
Equity in earnings of unconsolidated affiliates........      (0.9)               (0.6)                 --
Interest expense, net..................................      15.4                13.0                 5.4
                                                        ----------------    ---------------     ----------------
  Income (loss) before income taxes....................       6.7                (6.8)               (3.4)
Income tax expense (benefit)...........................       4.2                (0.3)                2.8
Minority interest......................................       0.1                 0.1                  --
                                                        ----------------    ---------------     ----------------
  Income (loss) before extraordinary losses and
    cumulative effect of change in accounting
    principle..........................................       2.4                (6.6)               (6.2)
Extraordinary losses, net of income tax benefit........       0.2                 0.1                 7.9
Cumulative effect of change in accounting
  principle, net of income tax benefit.................        --                 2.0                  --
                                                        ----------------    ---------------     ----------------
  Net income (loss)....................................       2.2                (8.7)              (14.1)
Dividends on Preferred Stock...........................       1.2                 0.8                  --
                                                        ----------------    ---------------     ----------------
  Net income (loss) available to common
    shareholders.......................................       1.0%               (9.5)%             (14.1)%
                                                        ================    ===============     ================

Years Ended December 31, 2000 and 1999

Revenues. Revenues in 2000 were $5.7 billion compared to $3.3 billion in 1999, an increase of 70.8%. The increase in revenues was primarily attributable to the acquisition of companies throughout 1999, the most significant of which was BFI which was acquired on July 30, 1999. Accordingly, the results in 2000 include twelve months of the operations acquired from BFI compared to five months in 1999. Revenues attributable to existing operations increased approximately 4% in 2000 compared to 1999 primarily due to pricing increases. Volume increases during 2000 were offset by initiatives to reduce customer accounts which were not generating acceptable returns.

Cost of Operations. Cost of operations in 2000 was $3.3 billion compared to $1.9 billion in 1999, an increase of 68.3%. The increase in cost of operations was primarily associated with the increase in revenues described above. As a percentage of revenues, cost of operations decreased to 57.5% in 2000 from 58.3% in 1999, primarily due to price increases, the initiatives to reduce customer accounts which were not generating acceptable returns, the achievement of operating synergies resulting from the BFI acquisition, and the effect of increased landfill internalization from 61% at the end of 1999 to 65% at the end of 2000.

Selling, General and Administrative Expenses. SG&A expenses in 2000 were $417.6 million compared to $231.4 million in 1999, an increase of 80.5%, and reflects our acquisition of BFI. As a percentage of revenues, SG&A increased to 7.3% in 2000 from 6.9% in 1999. This increase is primarily due to compensation increases during 2000.

Depreciation and Amortization. Depreciation and amortization in 2000 was $450.8 million compared to $273.4 million in 1999, an increase of 64.9%. As a percentage of revenues, depreciation and amortization expense decreased to 7.9% in 2000 from 8.2% in 1999. The percent decrease is primarily due to the increase in depreciation expense, resulting from a 15% increase in capital expenditures, being more than offset by the greater increase in revenues during 2000.

Goodwill Amortization. Goodwill amortization in 2000 was $223.2 million compared to $110.7 million in 1999, an increase of 101.6%. The increase in goodwill amortization was due to an increase in goodwill of approximately $7 billion primarily resulting from the acquisition of BFI.

Acquisition Related and Unusual Costs

Year Ended December 31, 2000

During 2000, we recorded approximately $127.3 million of acquisition related and unusual costs primarily associated with the acquisition of BFI. These costs were comprised primarily of approximately $75.2 million of transition costs related to transitional employees and duplicative facilities and operations, $30.2 million relating to changes in estimated loss contract provisions, restructuring and abandonment liabilities, litigation liabilities and environmental related matters, $26.5 million of non-cash asset impairments related to the divestitures of certain operations and we reversed through acquisition related and unusual costs approximately $4.6 million of accruals established in connection with the acquisition of BFI and accruals associated with 1998 acquisitions.

Subsequent event --

As part of our ongoing review of the operations and the self-funding market development program for 2001, we sold certain non-integrated operations in the Northeast region for approximately $53 million during the month of February 2001. The proceeds were used to repay debt, but will likely be deployed later this year as a part of our self-funding market development program to purchase assets in other markets that improve our market density and internalization. In connection with this sale, we will reflect an after tax non-cash loss of approximately $65 million in the reported results for the first quarter of 2001.

Year Ended December 31, 1999

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

We recorded a charge of approximately $267.0 million related to changes in estimates of environmental liabilities associated with BFI's operations. In connection with our due diligence and integration process, assessments of the acquired operations were performed by third-party, in-house engineers and legal counsel. Based on these assessments, we made changes in accounting estimates of approximately (i) $133.7 million associated with the Superfund accrual for over 150 CERCLA cases in which BFI was involved, (ii) $30.3 million associated with the remedial accrual for sites in which BFI was involved with remedial action plans, (iii) $56.3 million associated with the environmental accrual for various containment and treatment matters at 76 active or closed BFI landfills, and (iv) $46.7 million associated with the accrual for the remedial and closure requirements of four BFI closed hazardous waste facilities.

In 1999 we recorded a charge of approximately $93.5 million related to changes in estimates of litigation liabilities associated with BFI's operations. In connection with our due diligence and integration process, assessments of the acquired operations and outstanding litigation were performed by third-party and in-house legal counsel. We evaluated over 200 cases involving employee-related matters, regulatory matters, collection matters, contract disputes and other commercial litigation matters. Accordingly, we increased the litigation accrual based on the most probable loss to be incurred.

In 1999 we recorded an increase of approximately $20.0 million to the self-insurance accruals based on the results of a third-party actuarial review performed in connection with due diligence and integration of the BFI acquisition. As of September 30, 1999, we instituted a guaranteed cost insurance program for all casualty insurance coverages.

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

As a result of the acquisition of BFI, management reassessed the level of acquisitions that it would pursue in the future and decided that certain companies that were being considered would no longer be pursued. Accordingly, we wrote off $26.1 million of deferred charges previously incurred in connection with these potential acquisitions. Additionally, we wrote off $33.8 million of commitment fees paid in connection with a portion of the financing of the BFI acquisition. These fees were associated with funds that were not ultimately drawn due to alternative sources of financing becoming available. However, as secured financing for the entire purchase price of the acquisition was a condition of the signing of the merger agreement with BFI, and the debt associated with these fees was not incurred, the cost was written off in the third quarter of 1999.

In connection with the integration plan for BFI, we identified and notified approximately 1,500 employees that they would be retained for a specified period, generally not exceeding 12 months from the acquisition date, to perform transition related functions. Subsequent to the specified time period, they were terminated. Additionally, we identified certain offices and operations which were duplicative. As these transition costs cannot be expensed or accrued until committed or paid, approximately $67.4 million of transition costs were expensed during 1999. Additionally, we accrued approximately $10.0 million of committed transition costs during 1999.

Additionally, we recorded approximately $43.5 million of non-cash asset impairments related to the valuation of Allied assets held for sale, approximately $1.8 million of non-cash asset impairments related to duplicate facilities, and approximately $0.4 million of restructuring and abandonment costs related to other 1999 acquisitions.

Any subsequent changes in estimates of acquisition related and unusual costs have been and will be included in the acquisition related and unusual costs caption of the statement of operations in the period in which the change in estimate is made. During 1999, approximately $7.2 million of accrued acquisition related costs associated with 1998 acquisitions were reversed to acquisition related and unusual costs.

The following table reflects the cash activity related to the acquisition related and unusual costs accrued during 1999 (in thousands):


                                    1999                                                                 Balance
                                  Additions                                                             Remaining
                                   through            1999             2000                           December 31,
                                   Expense        Expenditures     Expenditures       Adjustments         2000
                               ----------------  ---------------- ----------------  ---------------- ----------------
Transition costs.............  $       77,350    $   (74,654)     $     (2,091)     $        (605)   $           --
Loss contracts...............          32,643         (6,058)          (14,698)            18,776            30,663
Litigation and compliance
  costs......................         113,382         (1,553)          (30,960)             5,734            86,603
                               ----------------  ---------------- ----------------  ---------------- ----------------
   Total.....................  $      223,375    $   (82,265)     $    (47,749)     $      23,905    $      117,266
                               ================  ================ ================  ================ ================

Interest Expense, net. Interest expense, net of interest income was $878.2 million in 2000 compared to $435.8 million in 1999, an increase of 101.5%. The increase in 2000 primarily results from twelve months of interest expense on debt incurred and assumed in connection with the acquisition of BFI as compared to five months in 1999.

Income Taxes. Income taxes reflect an effective tax rate of 63.3% in 2000 and (3.9)% in 1999. The effective income tax rate in 2000 deviates from the federal statutory rate of 35% primarily due to the non-deductibility of the amortization related to $6.4 billion of goodwill recorded in connection with the acquisition of BFI.

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

Dividends on Preferred Stock. Dividends on Preferred Stock were $68.5 million in 2000 and $27.8 million in 1999, which reflects the 6.5% dividend on the Preferred Stock issued on July 30, 1999 in connection with the financing of the acquisition of BFI. Dividends were not paid in cash, instead, the liquidation preference of the Preferred Stock increased by accrued, but unpaid dividends.

Years Ended December 31, 1999 and 1998

Revenues. Revenues in 1999 were $3.3 billion compared to $1.6 billion in 1998, an increase of 112%. The increase in revenues was primarily attributable to the acquisition of BFI on July 30, 1999 and the inclusion in our results of BFI revenues for the period July 31, 1999 through December 31, 1999. BFI's 1998 pro forma revenue adjusted to reflect the sale of BFI's Canadian operations and medical waste operations was approximately $3.8 billion.

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

Acquisition Related and Unusual Costs. During the year ended December 31, 1999, we recorded $588.9 million of acquisition related and unusual costs primarily associated with the $9.6 billion acquisition of BFI, which was accounted for as a purchase. The costs primarily relate to environmental related matters, litigation liabilities, risk management liabilities, loss contract provisions, transition costs, and the write-off of deferred costs relating to the acquisition.

Interest Expense, net. Interest expense, net of interest income was $435.8 million in 1999 compared to $84.4 million in 1998, an increase of 416.4%. The increase in interest expense was primarily due to the increase in debt of approximately $8 billion from the acquisition of BFI, which was outstanding for five months in 1999. Additionally, capitalized interest decreased to $25.5 million in 1999 from $67.5 million in 1998 due to the change in accounting principle.

Income Taxes. Income taxes reflect an effective tax rate of (3.9)% in 1999 and 80.3% in 1998. The effective income tax rate in 1999 deviates from the federal statutory rate of 35% primarily due to the non-deductible nature of certain acquisition related charges and the non-deductibility of the amortization related to $6.4 billion of goodwill recorded in connection with the acquisition of BFI. The effective income tax rate in 1998 deviates from the federal statutory rate primarily due to applying the pooling-of-interests method of accounting for business combinations (including the initial recording of deferred income taxes and non-deductible transaction costs, partially offset by the absence of income taxes on S-Corporation pre-combination earnings). Without considering the effect of the acquisition-related charges the 1999 effective tax rate was 47.5%.

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

Liquidity and Capital Resources

Our liquidity needs derived from operations are met with operating cash flow and when non-operating liquidity needs arise they are met, if not from remaining operating cash flow, with borrowings under our revolving credit facility. Cash provided by operations for the year 2000 was $803.3 million, which included $242.7 million spent on non-recurring acquisition related accruals and transition costs. This exceeded 2000 operating capital expenditure requirements of approximately $435 million, (including capitalized interest of $45.4 million), by $368.3 million. Non-operating items provided liquidity during 2000 of $210.0 million primarily derived from the divestiture of solid waste businesses net of the acquisition of such businesses for $236.3 million. During 2000 we were able to pay $594.4 million of our debt using the excess cash provided by both operating and non-operating sources.

During the year ending December 31, 2001 we expect to generate excess cash provided by both operating and non-operating sources that will allow us to repay between $350 million and $450 million of our debt.

We have historically operated with a working capital deficit and we expect that we will continue to operate with a working capital deficit. The working capital deficit is generally caused by the current portion of non-recurring market development related obligations, $243.0 million as of December 31, 2000. In addition, we regularly use excess available cash from operating and non-operating activities to pay amounts owed on our revolving line of credit, which is classified as long term. Non-recurring market development related obligations are primarily related to the BFI acquisition and are expected to decrease over subsequent years.

We expect 2001 cash flows to be derived from the following components (all amounts are approximate anticipated ranges):

     o    Adjusted   earnings   before   interest,   taxes,   depreciation   and
          amortization from $2.075 billion to $2.150 billion,
     o Other non-cash items, including provision for closure, post-closure and allowance for doubtful accounts from $75 million to $90 million,
     o    Cash interest from $860 million to $880 million,
     o    Cash taxes from $150 million to $165 million,
     o Closure, post-closure and environmental expenditures from $170 million to $185 million,
     o    Capital expenditures from $530 million to $560 million,
     o    Debt reduction from American Ref-Fuel transaction of $300 million,
     o Non-recurring payments against acquisition accruals from $125 million to $175 million,
     o Cash taxes and payments related to acquisitions and divestitures in prior years of $100 million.

During the years ended December 31, 2000, 1999 and 1998, our cash flows from operating, investing and financing activities were as follows (in millions):

                                                                            Year Ended December 31,
                                                                 -----------------------------------------------
                                                                     2000             1999             1998
                                                                 -------------    -------------     ------------
Operating Activities:
Net income (loss)................................................$      124.4     $     (288.7)     $    (223.1)
Non-cash acquisition related and unusual costs and asset
  impairments....................................................        26.5            105.2             88.2
Non-cash operating expenses(1)...................................       892.5            318.8            245.8
Cumulative effect of change in accounting principle..............          --             64.3               --
Gain on sale of assets...........................................       (10.5)            (5.3)            (3.5)
Extraordinary losses due to early extinguishments of debt,
  net of income tax benefit and cash premium paid................        13.3              3.2            119.0
Cash premium paid due to early extinguishments of debt...........          --               --           (173.2)
Change in operating assets and liabilities, net..................      (242.9)           291.5            116.2
                                                                 -------------    -------------     ------------
  Cash provided by operating activities..........................       803.3            489.0            169.4
                                                                 -------------    -------------     ------------
Investing Activities:
Cost of acquisitions, net of cash acquired(2)....................      (802.9)        (7,589.6)          (313.0)
Proceeds from divestitures, net(2)...............................     1,039.2            468.9               --
Accruals for acquisition price and severance costs...............       (27.8)            15.2               --
Capital expenditures and net contributions to unconsolidated
  subsidiaries...................................................      (374.5)          (356.2)          (301.7)
Capitalized interest.............................................       (45.4)           (25.5)           (67.5)
Proceeds from sale of fixed assets...............................        42.9             53.2             12.1
Change in deferred acquisition costs and notes
  receivable.....................................................       (41.4)           (28.5)            (8.2)
                                                                 -------------    -------------     ------------
  Cash used for investing activities.............................      (209.9)        (7,462.5)          (678.3)
                                                                 -------------    -------------     ------------
Financing Activities:
Net proceeds from sale of common stock and exercise of
  stock options and warrants.....................................         1.7             10.2             11.3
Net proceeds from sale of Preferred Stock........................          --            973.9               --
Net proceeds from long-term debt, net of issuance costs..........     2,202.0          8,672.3          2,725.3
Repayments of long-term debt.....................................    (2,796.4)        (2,601.2)        (2,265.7)
Other............................................................          --               --             44.4
                                                                 -------------    -------------     ------------
  Cash provided by (used for) financing activities...............      (592.7)         7,055.2            515.3
                                                                 -------------    -------------     ------------
Increase in cash and cash equivalents............................$        0.7     $       81.7      $       6.4
                                                                 =============    =============     ============

     (1) Consists principally of provisions for depreciation and amortization, undistributed earnings of equity investments, allowance for doubtful accounts, accretion of debt and amortization of debt issuance costs, and deferred income taxes.

     (2)  During  2000,  we  acquired  solid  waste   operations,   representing
          approximately $482.6 million ($468.9 million net of intercompany eliminations) in annual revenues, and sold operations representing approximately $814.2 million ($679.4 million net of intercompany eliminations) in annual revenues.

As of December 31, 2000, we had cash and cash equivalents of $122.1 million. Our debt structure consisted primarily of $4.9 billion outstanding under the 1999 Credit Facility, $2.0 billion of the 1999 Notes, $1.7 billion of the 1998 Senior Notes and $1.1 billion of debt assumed in connection with the BFI acquisition. As of December 31, 2000 there was aggregate availability under the revolving credit facility of the 1999 Credit Facility of approximately $587 million to be used for working capital, letters of credit, acquisitions and other general corporate purposes. The 1999 Credit Agreement and the indentures relating to the 1999 Notes and the 1998 Senior Notes contain financial and operating covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. A substantial portion of our available cash will be required to service this indebtedness. For fiscal 2001, our required debt service is expected to be approximately $880 million consisting of approximately $10 million in principal repayments and between approximately $860 to $880 million in interest payments. These amounts may vary depending upon changes in interest rates.

We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations. We satisfy these financial assurance requirements by issuing surety bonds, letters of credit, insurance policies or trust deposits as they relate to landfill closure and post-closure costs. At December 31, 2000, we had outstanding approximately $1.5 billion in financial assurance instruments, represented by $369.3 million of surety bonds, $1,080.5 million of insurance policies, $64.9 million of trust deposits and $18.8 million of letters of credit. During the calendar year 2001, we expect to continue to provide approximately $1.5 billion in financial assurance instruments relating to our landfill operations.

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

Our ability to meet future capital expenditure and working capital requirements, to make scheduled payments of principal, to pay interest, or to refinance our indebtedness, and to fund capital amounts required for the expansion of the existing business depends on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that future financings will be available to us in amounts sufficient to enable us to service our indebtedness or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms, if at all. Further, depending on the timing, amount and structure of any possible future acquisitions and the availability of funds under the 1999 Credit Facility, we may need to raise additional capital. We may raise such funds through additional bank financings or public or private offerings of our debt and equity securities. We cannot assure you that we will be able to secure such funding, if necessary, on favorable terms, if at all. If we are not successful in securing such funding, our ability to pursue our business strategy may be impaired and results of operations for future periods may be negatively affected. (See Note 6 to Allied's Consolidated Financial Statements).

Significant Financing Events

In July 1999, in connection with the completion of the acquisition of BFI, we entered into new financing arrangements and repaid all amounts borrowed under the then existing credit facility and all amounts borrowed by BFI under its commercial paper program. The new financing arrangements were (i) the 1999 Credit Facility for Allied Waste North America, Inc. ("Allied NA"; a wholly owned consolidated subsidiary of Allied), which is guaranteed by us and substantially all of our subsidiaries (including BFI and its subsidiaries), from a bank group for $7.1 billion to provide financing for the acquisition of BFI and working capital for us following the acquisition, (ii) the sale of the $2.0 billion principal amount 1999 Notes by Allied NA which are guaranteed by us and substantially all of our subsidiaries (including BFI and its subsidiaries), and
(iii) the sale for $1.0 billion of the Preferred Stock. In connection with the completion of the acquisition of BFI, we also guaranteed certain of BFI's remaining debt and, for the 1998 Senior Notes and for certain of BFI's remaining debt, we provided collateral, which is also collateral for the 1999 Credit Facility. Both the 1999 Credit Facility and the 1999 Notes contain restrictions on Allied's ability to make acquisitions, purchase fixed assets above certain amounts, pay dividends, incur additional indebtedness, make investments, loans or advances, enter into certain transactions with affiliates or enter into a merger, consolidation or sale of all or a substantial portion of Allied's assets. The 1999 Credit Facility, the 1999 Notes and the Preferred Stock contain provisions, which could require repayment, in some cases at a premium upon a defined "change of control" of Allied. The Preferred Stock also contains restrictions on Allied's ability to pay cash dividends on common stock.

Subsequent Event. On January 30, 2001, we issued $600 million of 8.875% senior secured notes, due 2008, in a private placement under Rule 144A of the Securities Act of 1933. We used the net proceeds of approximately $589 million from the sale of these notes to ratably repay portions of tranches A, B and C of the term loans under the 1999 Credit Facility, $110 million of which was due in September 2001. We expect to file a registration statement to register these notes under the Securities Act of 1933 within 120 days of the offering date. Coincident with the offering we amended our credit facilities to change certain financial covenants to provide us with greater operating flexibility.


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

In June 1999, the implementation date of SFAS No. 133 was deferred one year from the original date to those fiscal years beginning after June 15, 2000 by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No.'s 133 and 138 require all derivatives to be recorded as either assets or liabilities and the instruments to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately in earnings, other comprehensive income or deferred, depending on the use of the derivative, and whether or not it qualifies as a hedge. The statement requires a formal documentation of hedge designation and assessment of the effectiveness of transactions that receive hedge accounting. We adopted SFAS No.'s 133 and 138 on January 1, 2001, as required.

In the process of adoption of SFAS 133 we have reviewed all significant transactions and contracts for derivative activity and determined that our interest rate swap agreements are our only transactions representing derivative instruments that require a change in accounting under SFAS No. 133 and 138. We have interest rate risk relating to long-term variable rate debt. We enter into interest rate swap agreements when such transactions will serve to reduce the aggregate exposure of future cash flows to volatility or adverse movements in interest rates. Interest rate swap agreements are entered into solely for the purpose of reducing risk; positions are not taken for speculative purposes.

Our interest rate swaps are properly designated as, and are effective as, hedges of our variable rate debt. We assume no ineffectiveness in our interest rate hedges, as the notional amounts, indices, repricing dates, and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged. These instruments are designated as cash flow hedges, and accordingly, at January 1, 2001, the mark to market value of these instruments was recorded as a cumulative effect of change in accounting principle in Other Comprehensive Income (OCI) in the amount of ($45.2) million net of tax. The effect of the swaps will be matched against interest expense for the related variable rate debt over the terms of the swaps.

Disclosure Regarding Forward Looking Statements

This annual report  includes  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, number of acquisitions and projected or anticipated benefits from acquisitions, including whether and when the acquisitions will be accretive to earnings, made by or to be made by us, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results and the underlying assumptions including internal growth as well as general economic and financial market conditions. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such important factors ("Important Factors") that could cause actual results to differ materially from our expectations are disclosed in this section, in the section titled "Risk Factors" and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ from our expectations. Shareholders, potential investors and other readers are urged to consider these factors in evaluating Forward Looking Statements and are cautioned not to place undue reliance on these Forward Looking Statements. The forward-looking statements made herein are only made as of the date of this filing and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Risk Factors

Leverage and Ability to Service Debt. We have had and will continue to have a substantial amount of outstanding indebtedness with significant debt service requirements. At December 31, 2000, our consolidated debt was approximately $9.6 billion. The degree to which we are leveraged could have important consequences. For example it could:

     o make it more difficult for us to satisfy our obligations with respect to our debt;
     o require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures and for other general corporate purposes;
     o increase our vulnerability to economic downturns and competitive pressures in the industry in which we operate;
     o increase our vulnerability to interest rate increases for the portion of unhedged debt under our credit facility;
     o place us at a competitive disadvantage compared to our competitors that have less debt in relation to cash flow;
     o limit our flexibility in planning for, or reacting to changes in our business and the industry in which we operate;
     o    limit, among other things, our ability to borrow additional funds; and
     o subject us to financial and other restrictive covenants in our indebtedness. The failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material negative effect on us.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. Our ability to make payment on our indebtedness will depend on our ability to generate cash flow in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our credit facility will be adequate to meet our liquidity needs for the foreseeable future.

We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our 1999 Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness before maturity. We cannot assure that we will be able to refinance any of our indebtedness, including our 1999 Credit Facility, on commercially reasonable terms or at all.

Our 1999 Credit Facility, and certain of the agreements governing our other indebtedness contain covenants that restrict our ability to make distributions or other payment to our investors and creditors unless certain financial tests or other criteria are satisfied. We must also comply with certain specified financial ratios and tests. In some cases, our subsidiaries are subject to similar restrictions which may restrict their ability to make distributions to us. In addition, our credit facility and these other agreements contain additional affirmative and negative covenants, including limitation on our ability to incur additional indebtedness and to make acquisitions and capital expenditures which could affect our ability to operate our business. All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

If we do not comply with these covenants and restrictions, we could be in default under those agreements, and the debt, together with accrued interest, could then be declared immediately due and payable. If we default under our 1999 Credit Facility, the lenders could cause all of our outstanding debt obligations under that credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness or prevent us from making debt service payments on any other indebtedness we owe. If we are unable to repay any borrowings when due, the lenders under our 1999 Credit Facility could proceed against their collateral, which includes collateral securing the notes and the guarantees. In addition any default under our 1999 Credit Facility or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions. Our ability to comply with these provisions of our 1999 Credit Facility and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control.

Competition. The non-hazardous waste collection and disposal industry is highly competitive. We compete with large companies and municipalities which may have greater financial and operations resources. We also compete with the use of alternatives to landfill disposal because of state requirements to reduce landfill disposal. The non-hazardous waste collection and disposal industry is led by three large national waste management companies: Allied, Waste Management, Inc., and Republic Services, Inc. It also includes numerous regional and local companies. Many counties and municipalities that operate their own waste collection and disposal facilities have the benefits of tax-exempt financing and may control the disposal of waste collected within their jurisdictions.

We encounter competition due to the use of alternatives to landfill disposal, such as recycling and incineration. Further, most of the states in which we operate landfills have adopted plans or requirements that require counties to adopt comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting and recycling or other programs. State and local governments are increasingly mandating waste reduction at the source and prohibiting the disposal of certain types of wastes, such as yard wastes, at landfills. These trends may reduce the volume of waste going to landfills in certain areas. If this occurs, we cannot assure that we will be able to operate our landfills at their full capacity or charge current prices for landfill disposal services due to the decrease in demand for services. We also encounter competition in our acquisition of landfills and collection operations. This competition is due to our competitors' interest in acquiring solid waste assets.

Business Strategy. Over the long term, our ability to continue to sustain our current vertical integration strategy will depend on our ability to replace, through acquisition or development, appropriate landfill capacity, collection operations and transfer stations. We cannot assure that we will be able to replace such assets either timely or cost effectively or integrate acquisition candidates effectively or profitably. Further, we cannot assure that we will be successful in expanding the permitted capacity of our current landfills once our landfill capacity is full. In such event, we may have to dispose collected waste at landfills operated by our competitors or haul the waste long distances at a higher cost to another of our landfills, which could significantly increase our waste disposal expenses.

Acquisitions may increase our capital requirements because acquisitions require sizable amounts of capital, and competition with other solid waste companies that have a similar acquisition strategy may increase prices. If acquisition candidates are unavailable or too costly, we may need to change our business strategy. In addition, we cannot assure that we will successfully obtain the permits we require to operate our business because permits to operate non-hazardous solid waste landfills and to expand the permitted capacity of existing landfills have become increasingly difficult and expensive to obtain. Permits often take years to obtain as a result of numerous hearings and compliance with zoning, environmental and other regulatory measures. These permits are also often subject to resistance from citizen or other groups. A failure to obtain the required permits to operate non-hazardous solid waste landfills could have a material negative effect on our future results of operations.

Limited Operating History with Regard to Recently Acquired Businesses. During 1998, 1999 and 2000, we acquired companies, including BFI, with annualized revenues of approximately $5.9 billion and sold operations with annualized revenues of approximately $1.2 billion. Thus, we have only a limited history of operating a significant portion of our business. It is also possible that we will acquire landfills, collection operations and transfer stations in the future. Although we believe we have substantially completed the integration of BFI, future acquisitions may pose integration problems and expected financial benefits and operational efficiencies may not be realized. Our failure to effectively integrate acquired operations could have a material negative effect on our future results of operations and financial position.

Ongoing Capital Requirements. Our ability to remain competitive, sustain our growth and operations and expand operations largely depends on our cash flow from operations and access to capital. We intend to fund our cash needs through cash flow from operations and borrowings under our 1999 Credit Facility, if necessary. However, we may require additional equity and/or debt financing for debt repayment obligations and to fund our growth. We spent approximately $488.4 million for capital expenditures and closure and post-closure and remediation expenditures related to our landfill operations during 2000, and we expect to spend approximately $745 million for these purposes in 2001. If we undertake more acquisitions or further expand our operations, the amount we expend on capital, closure and post-closure and remediation expenditures will increase. The increase in expenditures may result in low levels of working capital or require us to finance working capital deficits.

Our cash needs will increase if the expenditures for closure and post-closure monitoring increase above the current reserves taken for these costs. Expenditures for these costs may increase as a result of any federal, state or local government regulatory action. These factors, together with those discussed above, could substantially increase our operating costs and therefore impair our ability to invest in our existing facilities or new facilities.

Our ability to pay our debt obligations or to refinance our indebtedness depends on our future performance. Our future performance may be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We believe that our current available cash flow and borrowings available under our 1999 Credit Facility and other sources of liquidity will be sufficient to meet our anticipated future requirements for working capital, letters of credit, closure, post-closure and remediation expenditures, acquisition related expenditures and capital expenditures.

We may need to refinance our 1999 Credit Facility, the 1999 senior subordinated notes, the assumed BFI debt, the 1998 senior notes, and/or other indebtedness to pay the principal amounts due at maturity. In addition, we may need additional capital to fund future acquisitions. We cannot assure that our business will generate sufficient cash flow or that we will be able to obtain sufficient funds to enable us to pay our debt obligations and capital expenditures.

Economic Conditions. Our business is affected by general economic conditions. We cannot assure that an economic downturn will not result in a reduction in the volume of waste being disposed of at our operations and/or the price that we can charge for our services.

Weather Conditions. Our collection and landfill operations could be adversely affected by long periods of inclement weather which interfere with collection and landfill operations, delay the development of landfill capacity and/or reduce the volume of waste generated by our customers. In addition, certain of our operations may be temporarily suspended as a result of particularly harsh weather conditions. Long periods of inclement weather could have an adverse effect on our results of operations.

Dependence on Senior Management. We depend highly upon our senior management team. We will continue to require operations management personnel with waste industry experience. We do not know the availability of such experienced management personnel or how much it may cost to attract and retain such personnel. The loss of the services of any member of senior management or the inability to hire experienced operations management personnel could materially adversely affect our operations and financial condition.

Influence of Government Regulation and Other Third Party Actions. Our equipment, facilities, and operations are subject to extensive and changing federal, state, and local environmental laws and regulations relating to environmental protection and occupational health and safety. These include, among other things, laws and regulations governing the use, treatment, storage, and disposal of solid and hazardous wastes and materials, air quality, water quality and the remediation of contamination associated with the release of hazardous substances.

Our compliance with regulatory requirements is costly. We are often required to enhance or replace our equipment and to modify landfill operations or, in some cases, to close landfills. We cannot assure you that we will be able to implement price increases sufficient to offset the cost of complying with these standards. In addition, environmental regulatory changes could accelerate or increase expenditures for closure and post-closure monitoring at solid waste facilities and obligate us to spend sums in addition to those presently accrued for such purposes.

In addition to the costs of complying with environmental regulations, we are involved in administrative and judicial proceedings related to environmental matters. As a result, we may be required to pay fines or may lose certain permits and licenses. We also may have to defend ourselves against governmental agencies and surrounding landowners who assert claims alleging environmental damage, personal injury, property damage and/or violations of permits and licenses by us. A significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine could have a material negative effect on our financial condition.

Certain of our waste disposal operations traverse state and county boundaries. In the future, our collection, transfer and landfill operations may also be affected by proposed federal legislation that authorizes the states to enact legislation governing interstate shipments of waste. Such proposed federal legislation may allow individual states to prohibit or limit importing out-of-state waste to be disposed of and may require states, under certain circumstances, to reduce the amount of waste exported to other states. If this or similar legislation is enacted in states in which we operate landfills that receive a significant portion of waste originating from out-of-state, our operations could be negatively affected. We believe that several states have proposed or have considered adopting legislation that would regulate the interstate transportation and disposal of waste in the states' landfills. Our collection, transfer and landfill operations may also be affected by "flow control" legislation which may be proposed in the United States Congress. This proposed federal legislation may allow states and local governments to direct waste generated within their jurisdiction to a specific facility for disposal or processing. If this or similar legislation is enacted, state or local governments with jurisdiction over our landfills could act to limit or prohibit disposal or processing of waste in our landfills.

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

Hazardous Substances Liability. We have been identified as a potentially responsible party at numerous sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA. CERCLA has been interpreted to impose strict, joint and several liability on current and former owners or operators of a facility at which there has been a release or a threatened release of a "hazardous substance", on persons who arrange for the disposal of such substances at the facility and on persons who transport such substances to facilities selected by such persons. Hundreds of substances are defined as "hazardous" under CERCLA and their presence, even in minute amounts, can result in substantial liability. The statute provides for the remediation of contaminated facilities and imposes costs on the responsible parties. The expense of conducting such a cleanup can be significant. Notwithstanding our efforts to comply with applicable regulations and to avoid transporting and receiving hazardous substances, such substances may be present in waste collected by us or disposed of in our landfills, or in waste collected, transported or disposed of in the past by acquired companies. Cleanup liability may also arise under various state laws similar to CERCLA. As used in this report, "non-hazardous waste" means substances that are not defined as hazardous waste under federal regulations.

Potential Undisclosed Liabilities Associated with our Acquisitions. We may be exposed to liabilities that we fail or are unable to discover in connection with acquisitions. In connection with any acquisition made by us, there may be liabilities that we fail to discover or are unable to discover including liabilities arising from non-compliance with environmental laws by prior owners and for which we, as successor owner, may be responsible.

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

Seasonality

We believe that our collection, transfer and landfill operations can be adversely affected by protracted periods of inclement weather which could delay the development of landfill capacity or transfer of waste and/or reduce the volume of waste generated. Severe weather can negatively effect the costs of collection and disposal.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to interest rate risk on our variable rate long-term debt. To moderate the risk from interest rate fluctuations, we enter into hedging transactions that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

We have effectively converted a significant portion of our long-term debt, which requires payment at variable rates of interest, to fixed rate obligations through interest rate swap transactions. These transactions required us to pay fixed rates of interest on notional amounts of principal to counter-parties. The counter-parties, in turn, paid to us variable rates of interest on the same notional amounts of principal. Increases or decreases in short-term market rates did not materially impact earnings and cash flow as a significant portion of variable rate debt had been swapped for fixed rates. In addition, increases or decreases in long-term market interest rates would effect the fair value of our long-term debt offset by change to the fair value of our swap portfolio. The following interest rate table summarizes all interest rate swaps that were in effect and their fair value as of December 31, 2000:


                                                                                       Fair Market
Notional Principal                          Interest                                    Interest            Value
  (in thousands)           Maturity           Paid          Underlying Obligations       Received      (in thousands)
-------------------    ---------------     ----------     -------------------------    -----------    ----------------

                       January 2001                        Credit Agreement
$     4,000,000        -March 2004              7.02 %      Term Loan Facility           Libor        $     (74,666)


See Notes 1 and 6 to our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding how we manage interest rate risk at December 31, 2000, and accounting principle changes effective January 1, 2001.

Item 8. Financial Statements and Supplementary Data

     Report of Independent Public Accountants.

     Consolidated Balance Sheets as of December 31, 2000 and 1999.

     Consolidated  Statements of Operations  for the Three Years Ended  December
          31, 2000.

     Consolidated  Statements of Stockholders'  Equity for the Three Years Ended
          December 31, 2000.

     Consolidated  Statements  of Cash Flows for the Three Years Ended  December
          31, 2000.

     Notes to Consolidated Financial Statements.

Report of Independent Public Accountants





To Allied Waste Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Allied Waste Industries, Inc., (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Waste Industries, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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


Phoenix, Arizona
February 20, 2001


                                                     ALLIED WASTE INDUSTRIES, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except per share amount)


                                                                                          December 31,
                                                                            ------------------------------------------
                                                                                  2000                    1999
                                                                            ------------------      ------------------
ASSETS
Current Assets --
Cash and cash equivalents...............................................    $       122,094         $       121,405
Accounts receivable, net of allowance of $43,099 and $59,490............            823,259                 867,667
Prepaid and other current assets........................................            119,483                 252,187
Deferred income taxes, net..............................................            206,867                 115,263
Assets held for sale....................................................                 --                 891,900
                                                                            ------------------      ------------------
  Total current assets..................................................          1,271,703               2,248,422
Property and equipment, net.............................................          3,860,538               3,738,388
Goodwill, net ..........................................................          8,717,438               8,238,929
Other assets, net.......................................................            663,955                 737,362
                                                                            ------------------      ------------------
  Total assets..........................................................    $    14,513,634         $    14,963,101
                                                                            ==================      ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
Current portion of long-term debt.......................................    $         13,997        $      1,002,928
Accounts payable........................................................             476,333                 481,318
Accrued closure, post-closure and environmental costs...................             153,226                 134,968
Accrued interest........................................................             165,954                 158,251
Other accrued liabilities...............................................             564,154                 613,663
Unearned revenue........................................................             226,088                 238,371
                                                                            ------------------      ------------------
  Total current liabilities.............................................           1,599,752               2,629,499
Long-term debt, less current portion....................................           9,635,124               9,240,291
Deferred income taxes...................................................             358,637                 204,786
Accrued closure, post-closure and environmental costs...................             880,580                 860,574
Other long-term obligations.............................................             271,882                 388,396
Commitments and contingencies
Series A Senior Convertible Preferred Stock, 1,000 shares
  authorized, issued and outstanding, liquidation
  preference of $1,096 and $1,028 per share.............................           1,069,827               1,001,559
Stockholders' Equity --
Common stock............................................................               1,961                   1,885
Additional paid-in capital..............................................           1,140,772               1,205,399
Retained deficit........................................................            (444,901)               (569,288)
                                                                            ------------------      ------------------
  Total stockholders' equity............................................             697,832                 637,996
                                                                            ------------------      ------------------
  Total liabilities and stockholders' equity............................    $     14,513,634        $     14,963,101
                                                                            ==================      ==================


The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


                                                 ALLIED WASTE INDUSTRIES, INC.
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (in thousands, except for per share amounts)

                                                                                        Year Ended December 31,
                                                                         -------------------------------------------------------
                                                                              2000                1999                1998
                                                                         ---------------     ---------------     ---------------
Revenues............................................................     $    5,707,485      $    3,341,071      $    1,575,612
Cost of operations excluding acquisition related and unusual costs..          3,280,027           1,948,964             892,273
Selling, general and administrative expenses excluding acquisition
  related and unusual costs.........................................            417,558             231,366             155,835
Depreciation and amortization.......................................            450,794             273,368             149,260
Goodwill amortization...............................................            223,244             110,726              30,705
Acquisition related and unusual costs...............................            127,327             588,855             317,616
                                                                         ---------------     ---------------     ---------------
  Operating income..................................................          1,208,535             187,792              29,923
Equity in earnings of unconsolidated affiliates.....................            (50,788)            (20,785)                 --
Interest income.....................................................             (4,127)             (7,212)             (4,030)
Interest expense....................................................            882,282             443,044              88,431
                                                                         ---------------     ---------------     ---------------
  Income (loss) before income taxes.................................            381,168            (227,255)            (54,478)
Income tax expense (benefit)........................................            237,540              (8,756)             43,773
Minority interest...................................................              5,975               2,751                  --
                                                                         ---------------     ---------------     ---------------
  Income (loss) before extraordinary losses and cumulative effect of
    change in accounting principle..................................            137,653            (221,250)            (98,251)
Extraordinary losses, net of income tax benefit.....................             13,266               3,223             124,801
Cumulative effect of change in accounting principle, net of income
  tax benefit.......................................................                 --              64,255                  --
                                                                         ---------------     ---------------     ---------------
  Net income (loss).................................................            124,387            (288,728)           (223,052)
Dividends on preferred stock........................................             68,452              27,789                  --
                                                                         ---------------     ---------------     ---------------
  Net income (loss) available to common shareholders................     $       55,935      $     (316,517)     $     (223,052)
                                                                         ===============     ===============     ===============

Basic EPS:
Income (loss) available to common shareholders before  extraordinary losses and cumulative effect of change in accounting principle, net
  of income tax benefit.............................................     $         0.37      $        (1.33)     $        (0.54)
Extraordinary losses, net of income tax benefit.....................              (0.07)              (0.02)              (0.68)
Cumulative effect of change in accounting principle, net of income
  tax benefit.......................................................                 --               (0.34)                 --
                                                                         ---------------     ---------------     ---------------
  Net income (loss) available to common shareholders................     $         0.30      $        (1.69)     $        (1.22)
                                                                         ===============     ===============     ===============
Weighted average common shares......................................            188,814             187,801             182,796
                                                                         ===============     ===============     ===============

Diluted EPS:
Income (loss) available to common shareholders before  extraordinary losses and cumulative effect of change in accounting principle, net
  of income tax benefit.............................................     $         0.36      $        (1.33)      $       (0.54)
Extraordinary losses, net of income tax benefit.....................              (0.07)              (0.02)              (0.68)
Cumulative effect of change in accounting principle, net of income
  tax benefit.......................................................                 --               (0.34)                  --
                                                                         ---------------     ---------------     ---------------
  Net income (loss) available to common shareholders................     $         0.29      $        (1.69)      $       (1.22)
                                                                         ===============     ===============     ===============
Weighted average common and common equivalent shares................            191,122             187,801             182,796
                                                                         ===============     ===============     ===============

Unaudited pro forma  amounts,  assuming  the change in  accounting principle is applied retroactively:
Net loss available to common shareholders...........................                                              $    (256,265)
Diluted loss per share..............................................                                              $       (1.40)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                          ALLIED WASTE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                                        Additional                              Total
                                                        Common            Paid-In          Retained         Stockholders'
                                                         Stock            Capital          Deficit             Equity
                                                      ------------     --------------    -------------     ----------------
Balance as of December 31, 1997..................     $     1,814      $     999,277     $    (38,626)     $       962,465
  Common stock issued, net.......................              13             26,474              --                26,487
  Stock grant amortization.......................              --              1,251              --                 1,251
  Stock options and warrants exercised, net......              18             23,547              --                23,565
  Equity transactions of pooled companies........              --            158,357          (18,999)             139,358
  Net loss.......................................              --                 --         (223,052)            (223,052)
                                                      ------------     --------------    -------------     ----------------

Balance as of December 31, 1998..................           1,845          1,208,906         (280,677)             930,074
  Common stock issued, net.......................               2                220              --                   222
  Stock options and warrants exercised, net......              14             20,480              --                20,494
  Dividends declared on Series A Senior
    Convertible Preferred Stock..................              --            (27,789)             --               (27,789)
  Equity transactions of pooled companies........              24              3,582              117                3,723
  Net loss....................................                 --                 --         (288,728)            (288,728)
                                                      ------------     --------------    -------------     ----------------

Balance as of December 31, 1999..................           1,885          1,205,399         (569,288)             637,996
  Common stock issued, net.......................              73              2,670              --                 2,743
  Stock options and warrants exercised, net......               3              1,155              --                 1,158
  Dividends declared on Series A Senior
    Convertible Preferred Stock..................              --            (68,452)             --               (68,452)
  Net income.....................................              --                 --          124,387              124,387
                                                      ------------     --------------    -------------     ----------------

Balance as of December 31, 2000..................     $     1,961      $   1,140,772     $   (444,901)     $       697,832
                                                      ============     ==============    =============     ================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                          ALLIED WASTE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            Year Ended December 31,
                                                                               ----------------------------------------------------
                                                                                    2000               1999              1998
                                                                               ---------------    ---------------    --------------
Operating activities --
 Net income (loss)...........................................................  $    124,387       $   (288,728)      $    (223,052)
 Adjustments to reconcile net income (loss) to cash provided by operating activities--
 Provisions for:
   Depreciation and amortization.............................................       674,038            384,094             179,965
   Non-cash acquisition related and unusual costs and asset impairments......        26,486            105,186              88,228
   Cumulative effect of change in accounting principle, net of income tax                --             64,255                  --
 benefit.....................................................................
   Undistributed earnings of equity investment in unconsolidated subsidiary..       (38,190)            13,217                  --
   Doubtful accounts.........................................................        19,463             10,305               8,086
   Accretion of debt and amortization of debt issuance costs.................        44,219             27,155              33,057
   Deferred income tax provision (benefit)...................................       193,054           (115,964)             24,636
   Gain on sale of assets....................................................       (10,513)            (5,346)             (3,521)
   Extraordinary losses due to early extinguishments of debt, net of income
   tax benefit and cash premium paid.........................................        13,266              3,223             118,957
 Cash premium paid due to early extinguishments of debt......................            --                 --            (173,159)
 Change in operating assets and liabilities, excluding the effects of purchase acquisitions--
   Accounts receivable, prepaid expenses, inventories and other..............         3,238           (100,586)            (58,517)
   Accounts payable, accrued liabilities, unearned income, and other.........       (41,859)            13,099             159,862
   Acquisition related and non-recurring accruals............................      (167,542)           382,643              20,244
   Closure and post-closure provision........................................        61,727             35,242              17,607
   Closure, post-closure and environmental expenditures......................       (98,458)           (38,784)            (23,000)
                                                                               ---------------    ---------------    --------------
 Cash provided by operating activities.......................................       803,316            489,011             169,393
                                                                               ---------------    ---------------    --------------

 Investing activities --
   Cost of acquisitions, net of cash acquired................................      (802,876)        (7,589,597)           (312,986)
   Proceeds from divestitures, net of cash divested..........................     1,039,182            468,880                  --
   Accruals for acquisition price and severance costs........................       (27,820)            15,171                  --
   Net distributions from (contributions to) unconsolidated subsidiaries.....        15,372            (17,011)                 --
   Capital expenditures, excluding acquisitions..............................      (389,918)          (339,192)           (301,742)
   Capitalized interest......................................................       (45,352)           (25,474)            (67,499)
   Proceeds from sale of fixed assets........................................        42,874             53,246              12,070
   Change in deferred acquisition costs and notes receivable.................       (41,413)           (28,555)             (8,184)
                                                                               ---------------    ---------------    --------------
 Cash used for investing activities..........................................      (209,951)        (7,462,532)           (678,341)
                                                                               ---------------    ---------------    --------------

 Financing activities --
   Net proceeds from sale of common stock and exercise of stock options
     and warrants............................................................         1,724             10,198              11,324
   Net proceeds from sale of preferred stock.................................            --            973,881                  --
   Proceeds from long-term debt, net of issuance costs.......................     2,202,000          8,672,295           2,725,262
   Repayments of long-term debt..............................................    (2,796,400)        (2,601,190)         (2,265,741)
   Other long-term obligations...............................................            --                 --               2,745
   Equity transactions of pooled companies...................................            --                 --              41,780
                                                                               ---------------    ---------------    --------------
 Cash provided by (used for) financing activities............................      (592,676)         7,055,184             515,370
                                                                               ---------------    ---------------    --------------
 Increase in cash and cash equivalents.......................................           689             81,663               6,422
 Cash and cash equivalents, beginning of year................................       121,405             39,742              33,320
                                                                               ---------------    ---------------    --------------
 Cash and cash equivalents, end of year......................................  $    122,094       $    121,405       $      39,742
                                                                               ===============    ===============    ==============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization and Summary of Significant Accounting Policies

Allied Waste Industries, Inc., a Delaware corporation, ("Allied" or "we") is the second largest, non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous waste collection, transfer, recycling and disposal services in 40 states geographically identified as the Atlantic, Central, Great Lakes, Midwest, Northeast, Southeast, Southwest and West regions of the United States.

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

Cash and cash equivalents --

Cash equivalents are investments with original maturities of less than 90 days and are stated at quoted market prices. Cash and cash equivalents are net of approximately $149.5 million and $169.2 million of outstanding checks and deposits in transit at December 31, 2000 and 1999, respectively.

Concentration of credit risk --

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and trade receivables. We place our cash and cash equivalents with high quality financial institutions and limit the amount of credit exposure with any one financial institution.

We provide services to approximately 10 million residential, commercial and industrial customers throughout the United States. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base. We perform ongoing credit evaluations of our customers, but do not require collateral to support customer receivables. We establish an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends and other information.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Property and equipment --

Property and equipment are recorded at cost, which includes interest to finance the acquisition and construction of major capital additions during the development phase, primarily landfills and transfer stations, until they are completed and ready for their intended use. Depreciation is provided on the straight-line method over the estimated useful lives of buildings (30-40 years), vehicles and equipment (3-10 years), containers and compactors (5-15 years) and furniture and office equipment (3-8 years). In accordance with Statement of Financial Accounting Standard No. 121 ("SFAS 121"), Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of, we evaluate long-lived assets, such as property and equipment, and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

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

Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives, are charged to expense as incurred. For the years ended December 31, 2000, 1999 and 1998, maintenance and repair expenses charged to cost of operations were $430.0 million, $275.6 million and $99.8 million, respectively. When property is retired, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

Goodwill --

Goodwill is the cost in excess of fair value of identifiable assets in purchase business combinations and is amortized on a straight-line basis over 40 years. We allocate goodwill when appropriate, to the district operating the assets based on a percentage of acquired assets' earnings before interest, taxes, depreciation and amortization ("EBITDA") to the total acquired EBITDA. In accordance with SFAS 121, we continually review for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of goodwill might warrant revision or that the balance may not be recoverable. We evaluate possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, to the net book value of assets including goodwill. If undiscounted cash flows are insufficient to recover assets, further analysis is performed in order to determine the amount of the impairment. We record an impairment loss equal to the amount by which the carrying amount of the assets exceeds their fair market value. Fair market value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. In instances where goodwill is identified with assets that are subject to an impairment loss, the carrying amount of the identified goodwill is reduced before making any reduction to the carrying amounts of impaired long-lived assets. See Note 1 - Acquisition related and unusual costs for a discussion of asset impairments recorded. Goodwill amortization of $223.2 million, $110.7 million and $30.7 million was recorded for the years ended December 31, 2000, 1999 and 1998, respectively. Accumulated goodwill amortization was $408.5 million and $185.3 million at December 31, 2000 and 1999, respectively.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Other assets --

Other assets include notes receivable, landfill closure deposits, deferred charges, investments in unconsolidated subsidiaries, prepaid pension costs and miscellaneous non-current assets. Deferred charges include costs incurred to acquire businesses and to obtain debt financing. Upon consummation of an acquisition, deferred costs relating to acquired businesses accounted for as purchases are allocated to goodwill or landfill airspace while costs relating to acquired businesses accounted for as poolings-of-interests are expensed. Direct costs related to acquisitions under evaluation are capitalized and reviewed for realization on a periodic basis. These costs are expensed when management determines that the capitalized costs provide no future benefit. Upon funding of debt offerings, deferred costs are capitalized as debt issuance costs and amortized using the effective interest method over the life of the related debt. Miscellaneous assets include consulting and non-competition agreements, which are amortized in accordance with the terms of the respective agreements and contracts, generally not exceeding five years.

Accrued closure and post-closure costs --

Accrued  closure and  post-closure  costs  represent  an estimate of the present value  of  the  future  obligation  associated  with  closure  and  post-closure monitoring of non-hazardous solid waste landfills we currently own, and/or operate or have retained upon divestiture. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by us for which we are responsible for closure and post-closure. The impact of changes determined to be changes in estimates, based on the annual update, are accounted for on a prospective basis. The present value of estimated future costs are accrued on a per unit basis as landfill airspace is consumed. Discounting of future costs is applied where we believe that both the amounts and timing of related payments are reliably determinable.

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

Other long-term obligations --

Other long-term obligations include the non-current portions of insurance accruals, legal accruals, loss contract and acquisition-related accruals and other obligations not expected to be paid within the following year.

Revenue --

Advance billings are recorded as unearned revenue, and revenue is recognized when services are provided, usually within 90 days.

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

Change in accounting principle --

In 1999 we evaluated our capitalized interest policy to assess the comparability of the calculation with the change in the business strategy resulting from the acquisition of BFI. As a result of this assessment, we changed the method of calculating capitalization of interest under Statement of Financial Accounting Standard No. 34, Capitalization of Interest Cost. Previously, interest was capitalized using a method that defined the area of a landfill under development as all acreage considered available for development. Actual acquisition, permitting and construction costs incurred related to the area under development qualified for interest capitalization. Any costs incurred related to areas already developed and accepting waste no longer qualified for interest capitalization. Under the new methodology, the area of a landfill under development was defined as only the portion of the permitted acreage currently undergoing active cell development. The effect of this change in definition is to substantially reduce the acreage qualifying for interest capitalization. The costs upon which interest is capitalized continue to include the actual acquisition, permitting and construction costs incurred for cell development. Consistent with the prior policy, as construction of an area is completed and the area becomes available for use, the cell no longer qualifies for interest capitalization.

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

The impact of the change in accounting principle was a cumulative charge of approximately $106.2 million ($64.3 million net of income taxes). The effect of the change on the year ended December 31, 1999 was to decrease net income before cumulative effect of a change in accounting principle by $14.8 million ($0.08 per share) and net income after cumulative effect of a change in accounting principle by $79.1 million ($0.42 per share). The unaudited pro forma amounts shown on our Consolidated Statements of Operations reflect the effect of retroactive application on capitalized interest in 1998 that would have been recorded had the new method been in effect during this period, net of the related income tax benefit.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition related and unusual costs --

Year Ended December 31, 2000

During 2000, we recorded approximately $127.3 million of acquisition related and unusual costs primarily associated with the acquisition of BFI. These costs are comprised primarily of approximately $75.2 million of transition costs related to transitional employees and duplicative facilities and operations, $30.2 million relating to changes in estimated loss contract provisions, restructuring and abandonment liabilities, litigation liabilities and environmental related matters, $26.5 million of non-cash asset impairments related to the divestitures of certain operations. Additionally during 2000, we reversed through acquisition related and unusual costs approximately $4.6 million of accruals established in connection with the acquisition of BFI and accruals associated with 1998 acquisitions.

Subsequent event --

As part of our ongoing review of the operations and the self-funding market development program for 2001, we sold certain non-integrated operations in the Northeast region for approximately $53 million during the month of February 2001. The proceeds were used to repay debt, but will likely be deployed later this year as a part of our self-funding market development program to purchase assets in other markets that improve our market density and internalization. In connection with this sale, we will reflect an after tax non-cash loss of approximately $65 million in the reported results for the first quarter of 2001.


Year Ended December 31, 1999

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

We recorded a charge of approximately $267.0 million related to changes in estimates of environmental liabilities associated with BFI's operations. In connection with our due diligence and integration process, assessments of the acquired operations were performed by third-party, in-house engineers and legal counsel. Based on these assessments, we made changes in accounting estimates of approximately (i) $133.7 million associated with the Superfund accrual for over 150 CERCLA cases in which BFI was involved, (ii) $30.3 million associated with the remedial accrual for sites in which BFI was involved with remedial action plans, (iii) $56.3 million associated with the environmental accrual for various containment and treatment matters at 76 active or closed BFI landfills, and (iv) $46.7 million associated with the accrual for the remedial and closure requirements of four BFI closed hazardous waste facilities.

In 1999 we recorded a charge of approximately $93.5 million related to changes in estimates of litigation liabilities associated with BFI's operations. In connection with our due diligence and integration process, assessments of the acquired operations and outstanding litigation were performed by third-party and in-house legal counsel. We evaluated over 200 cases involving employee-related matters, regulatory matters, collection matters and contract disputes and other commercial litigation matters. Accordingly, we increased the litigation accrual based on the most probable loss to be incurred.

In 1999 we recorded an increase of approximately $20.0 million to the self-insurance accruals based on the results of a third-party actuarial review performed in connection with due diligence and integration of the BFI acquisition. As of September 30, 1999, we instituted a guaranteed cost insurance program for all casualty insurance coverages.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the acquisition of BFI, management reassessed the level of acquisitions that it would pursue in the future and decided that certain companies that were being targeted would no longer be pursued. Accordingly, we wrote off $26.1 million of deferred charges previously incurred in connection with these potential acquisitions. Additionally, we wrote off $33.8 million of commitment fees paid in connection with a portion of the financing of the BFI acquisition. These fees were associated with funds that were not ultimately drawn due to alternative sources of financing becoming available. However, as secured financing for the entire purchase price of the acquisition was a condition of the signing of the merger agreement with BFI, and the debt associated with these fees was not incurred, the cost was written off in the third quarter of 1999.

In connection with the integration plan for BFI, we identified and notified approximately 1,500 employees that they would be retained for a specified period, generally not exceeding 12 months from the acquisition date, to perform transition related functions. Subsequent to the specified time period, they were terminated. Additionally, we identified certain offices and operations which were duplicative. As these transition costs cannot be expensed or accrued until committed or paid, approximately $67.4 million of transition costs were expensed during 1999. Additionally, we accrued approximately $10.0 million of committed transition costs during 1999.

Additionally, we recorded approximately $43.5 million of non-cash asset impairments related to the valuation of Allied assets held for sale, approximately $1.8 million of non-cash asset impairments related to duplicative facilities, and approximately $0.4 million of restructuring and abandonment costs related to other 1999 acquisitions.

Any subsequent changes in estimates of acquisition related and unusual costs have been and will be included in the acquisition related and unusual costs caption of the statement of operations in the period in which the change in estimate is made. During 1999, approximately $7.2 million of accrued acquisition related costs associated with 1998 acquisitions were reversed to acquisition related and unusual costs.

The following table reflects the cash activity related to the acquisition related and unusual costs accrued during 1999 (in thousands):


                                    1999                                                                 Balance
                                  Additions                                                             Remaining
                                   through            1999             2000                           December 31,
                                   Expense        Expenditures     Expenditures       Adjustments         2000
                               ----------------  ---------------- ----------------  ---------------- ----------------
Transition costs.............  $       77,350    $   (74,654)     $     (2,091)     $        (605)   $           --
Loss contracts...............          32,643         (6,058)          (14,698)            18,776            30,663
Litigation and compliance
  costs......................         113,382         (1,553)          (30,960)             5,734            86,603
                               ----------------  ---------------- ----------------  ---------------- ----------------
   Total.....................  $      223,375    $   (82,265)     $    (47,749)     $      23,905    $      117,266
                               ================  ================ ================  ================ ================


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 1998

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

Employee severance and transition costs of $73.6 million consisted of $39.3 million in termination payments made to employees of acquired companies based on change of control provisions in preexisting contracts and $34.3 million of costs associated with severance payments under exit or integration plans implemented in connection with acquisitions made during 1998. Exit plans primarily related to the elimination of duplicate corporate and administrative offices of companies acquired. Integration plans included the combination of field activities for human resource, accounting, facility maintenance, health and safety compliance and customer service activities of companies acquired with field activities similar to ours. The exit and integration plans called for the termination of approximately 800 employees who performed managerial, sales, administrative support, maintenance and repair, or hauling and landfill operations duties. All employees were identified and notified of their severance or transition benefits at the time management approved the plan, which occurred at or around the time of the acquisitions. Approximately $10.1 million was accrued at December 31, 1998, substantially all of which was paid in 1999.

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

As part of our acquisition due diligence process, environmental assessments were performed at the time of acquisition by third-party, in-house engineers and legal counsel. The assessments were performed at over 150 operating sites owned or used by the 54 companies acquired by Allied in 1998. Additional environmental liabilities were accrued based on the results of the assessments and represent the most probable outcome of these identified contingent matters. An additional accrued environmental liability of $27.1 million was comprised of required remedial activities identified at 28 separate locations. These locations include eight landfills acquired by Allied, 15 landfills not owned by Allied, but used for disposal by collection companies acquired, and transfer stations and maintenance facilities acquired. Required remedial activities include the removal and treatment of waste improperly disposed of, containment and abatement of landfill gas migration, removal and disposal of contaminated soil and hazardous waste and legal and administrative costs of the settlement of Superfund claims. The additional $14 million of environmental accruals related to removal and treatment of leachate at landfills, the level of which exceeded permitted amounts at seven of the acquired landfills. At December 31, 1998, approximately $41.1 million and $15.8 million was accrued for environmental matters and legal and regulatory compliance matters, respectively.

                         ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restructuring and abandonment costs were $42.1 million in business combinations accounted for as pooling-of-interests. Costs to relocate redundant operations and to transition them to common information systems were $23.1 million. Redundant operations consisted primarily of activities for human resources, accounting, facility maintenance, health and safety compliance and customer service which were performed in field offices of companies acquired. Abandonment costs and losses on the disposal of duplicate revenue producing assets relating to specifically identified transfer stations and recycling facilities were $8.8 million. Revenue and net operating income of the abandoned operations represented less than one percent of our consolidated amounts. Additionally,
$10.2 million of costs were incurred for the disposition of redundant non-revenue producing assets. This includes $7.6 million that was accrued at December 31, 1998 in accordance with exit and integration plans, substantially all of which was paid in 1999. This accrual was for payments under non-cancelable lease agreements for corporate offices that were vacated and other costs to close corporate facilities after operations have ceased under exit plans implemented during 1998 at five companies acquired.

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

Any subsequent changes in estimates of acquisition related and unusual costs have been and will be included in the acquisition related and unusual costs caption of the statement of operations in the period in which the change in estimate is made. During 1999, approximately $7.2 million accrued acquisition-related costs associated with 1998 acquisitions were reversed to acquisition related and unusual costs.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the activity related to the 1998 acquisition related and unusual costs (in thousands):

                                                                                                        Balance
                                      1998                                                             Remaining
                           1998     Non-cash       1998         1999          2000                    December 31,
                         Expense    Charges    Expenditures  Expenditures  Expenditures  Adjustments     2000
                       ----------   ---------    ---------    -----------  -----------   ----------   ---------
Transaction and deal
  costs .............   $  51,200   $    --      $ (39,529)   $ (10,952)   $    --      $    (719)   $    --
Severance and
  transition costs ..      73,619        --        (63,493)      (8,800)        (472)        (854)        --
Restructuring and
  abandonment costs .      42,098     (18,514)     (15,954)      (2,353)        (597)      (4,680)        --
Loss contracts ......       7,569        --         (2,587)      (4,623)        (359)        --
Environmental,
litigation
  and regulatory ....      73,416        --        (16,482)     (16,589)     (10,878)        (599)      28,868
  compliance costs
Asset impairments ...      69,714     (69,714)        --           --           --           --           --
                        ---------   ---------    ---------    ---------    ---------    ---------    ---------
Total ...............   $ 317,616   $ (88,228)   $(138,045)   $ (43,317)   $ (11,947)   $  (7,211)   $  28,868
                        =========   =========    =========    =========    =========    =========    =========

Extraordinary losses --

In September 2000, we repaid the Tranche D term loan prior to its maturity date. In connection with this repayment, we recognized a non-cash extraordinary charge for the early extinguishment of the debt of approximately $11.2 million ($6.8 million, net of income tax benefit, $0.04 per share) related to the write-off of previously deferred debt issuance costs.

In February 2000, we repaid the asset sale term loan facility prior to its maturity date. In connection with this repayment, we recognized a non-cash extraordinary charge for the early extinguishment of the debt of approximately $10.7 million ($6.5 million, net of income tax benefit, $0.03 per share) related to the write-off of previously deferred debt issuance costs.

In July 1999, we repaid our credit facility prior to its maturity date. In connection with the repayment, we recognized a non-cash extraordinary charge for the early extinguishments of the debt of approximately $5.3 million ($3.2 million, net of income tax benefit, $0.02 per share) related to the write-off of previously deferred debt issuance costs.

In December 1998, we replaced our 1996 Notes and Senior Discount Notes with $1.7 billion in senior notes and recognized a charge of approximately $201.2 million ($121.7 million net of income tax benefit, $0.66 per share) related to premiums paid for the early payment of the 1996 Notes and the Senior Discount Notes and the write-off of previously deferred debt issuance costs. In June 1998, we replaced our credit facility and recognized an extraordinary charge of approximately $5.1 million ($3.1 million, net of income tax benefit, $0.02 per share) related to the write-off of previously deferred debt issuance costs.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of cash flows --

The supplemental cash flow disclosures and non-cash transactions for the three years ended December 31, 2000 are as follows (in thousands):

                                                                                Year Ended December 31,
                                                                   ---------------------------------------------------
                                                                       2000               1999              1998
                                                                   --------------    ---------------    --------------
Supplemental Disclosures -
  Interest paid (net of amounts capitalized)..................     $     853,770     $     312,623      $      62,386
  Income taxes paid (refunds received)........................            27,876           (74,855)            33,653

Non-Cash Transactions -
  Common stock, preferred stock or warrants issued in
    acquisitions or as commissions............................     $          --     $       1,573      $     124,854
  Capital leases..............................................                --                --              1,187
  Debt and liabilities incurred or assumed in acquisitions....            93,468         1,850,162             65,409


Use of estimates ---

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

Interest rate protection agreements --

We enter into interest rate protection agreements to manage the fixed/variable interest rate mix of the portfolio to reduce our aggregate exposure to increases in interest rates. We do not hold or issue derivative financial instruments for trading purposes. Hedge accounting treatment is applied to interest rate derivative contracts that are designated as hedges of specified debt positions. Amounts payable or receivable under interest rate swap agreements are recognized as adjustments to interest expense in the periods in which they accrue. Net premiums paid for these financial instruments are deferred and recognized ratably over the life of the instruments.

Fair value of financial instruments --

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 ("SFAS 107"), Disclosures About Fair Value of Financial Instruments. Our financial instruments as defined by SFAS 107 include cash, money market funds, accounts receivable, accounts payable and long-term debt. We have determined the estimated fair value amounts at December 31, 2000 using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying value of cash, money market funds, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments (See Note 6 for fair value of debt).

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation plans --

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, ("APB 25") Accounting for Stock Issued to Employees which does not require a charge to the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-based Compensation requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures with respect to stock compensation and the related assumptions are used to determine the pro forma effects of SFAS 123 (See Note 11).

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An interpretation of APB Opinion No. 25 ("FIN 44")". FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 had a material impact on our financial position or results of operations.

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

In June 1999, the implementation date of SFAS No. 133 was deferred one year from the original date to those fiscal years beginning after June 15, 2000 by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No.'s 133 and 138 require all derivatives to be recorded as either assets or liabilities and the instruments to be measured at fair value. Gains or losses resulting from changes in the values of those derivatives are to be recognized immediately in earnings, other comprehensive income or deferred, depending on the use of the derivative, and whether or not it qualifies as a hedge. The statement requires a formal documentation of hedge designation and assessment of the effectiveness of transactions that receive hedge accounting. We adopted SFAS No.'s 133 and 138 on January 1, 2001, as required.

In the process of adoption of SFAS 133 we have reviewed all significant transactions and contracts for derivative activity and determined that our interest rate swap agreements are our only transactions representing derivative instruments that require a change in accounting under SFAS No. 133 and 138. We have interest rate risk relating to long-term variable rate debt. We enter into interest rate swap agreements when such transactions will serve to reduce the aggregate exposure of future cash flows to volatility or adverse movements in interest rates. Interest rate swap agreements are entered into solely for the purpose of reducing risk; positions are not taken for speculative purposes.

Our interest rate swaps are properly designated as and are effective as hedges of our variable rate debt. We assume no ineffectiveness in our interest rate hedges, as the notional amounts, indices, repricing dates, and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged. These instruments are designated as cash flow hedges, and accordingly, at January 1, 2001, the fair market value of these instruments was recorded as a cumulative effect of change in accounting principle in Other Comprehensive Income (OCI) in the amount of ($45.2) million, net of tax. The effect of the swaps will be matched against interest expense for the related variable rate debt over the terms of the swaps.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Business Combinations

Acquisitions accounted for under the poolings-of-interests method are reflected in the results of operations as if the acquisition occurred on the first day of the earliest year presented. Acquisitions accounted for under the purchase method are reflected in the results of operations since the effective date of the acquisition. For those acquisitions accounted for using the purchase method, we allocate the cost of the acquired business to the assets acquired and liabilities assumed based upon their estimated fair values. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. Purchase accounting adjustments, acquisition related costs and other possible charges that may arise from the acquisitions may materially impact our future consolidated financial position and consolidated financial results of operations.

The acquisition of BFI has been accounted for as a purchase and, accordingly, the operating results of BFI have been included in our consolidated financial statements since the date of acquisition. The excess of the initial aggregate purchase price over the fair market value of net assets acquired was approximately $6.7 billion. During the year following the acquisition, changes in estimates were appropriately adjusted through goodwill.

The following table reflects the initial allocation of purchase price for the acquisition of BFI, giving effect to asset divestitures described in Note 3 (in thousands):


Current assets, including assets classified as held for sale....  $       2,584,387
Property and equipment, net.....................................          1,943,906
Goodwill........................................................          6,672,992
Non-current assets..............................................            678,139
Current liabilities.............................................         (1,142,469)
Long-term debt..................................................         (1,755,501)
Other long-term obligations.....................................         (1,327,003)
                                                                  --------------------
    Total net assets............................................  $       7,654,451
                                                                  ====================


The following table summarizes acquisitions for the three years ended December 31, 2000, excluding the acquisition of BFI:


                                                        2000              1999               1998
                                                  -------------     --------------    ---------------
Number of businesses acquired accounted for as:
Poolings-of-interests.............................          --                 2                 19
Purchases.........................................          50                52                 35
                                                  ------------      ------------      -------------
Total acquisitions................................          50                54                 54
Total consideration (in millions).................$      853.9      $      467.5      $     2,329.0
Shares of common stock issued (in millions).......          --               1.6               79.5


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited pro forma statement of operations data --

The following table compares, for the years ended December 31, 2000 and 1999, reported consolidated results of operations to unaudited pro forma consolidated data as if all of the companies acquired in 2000 and 1999 accounted for using the purchase method for business combinations were acquired as of January 1, 1999 (in thousands, except per share data):

                                                            2000                                   1999
                                             ------------------------------------    ---------------------------------
                                                Reported          Pro Forma(1)         Reported         Pro Forma(1)
                                             ---------------     ----------------    --------------    ---------------
Revenues.................................    $   5,707,485       $    5,738,821      $  3,341,071      $   5,574,076
Net income (loss) before
  extraordinary losses and cumulative
  effect of change in accounting
  principle, net.........................          137,653              141,537          (221,250)          (360,770)
Net income (loss) available to
  common shareholders before
  extraordinary losses and cumulative
  effect of change in accounting
  principle, net.........................           69,201               73,085          (249,039)          (426,935)
Net income (loss) available to
  common shareholders before
  extraordinary losses and cumulative
  effective of change in accounting
  principle per common share - basic.....             0.37                 0.39             (1.33)             (2.27)
Net income (loss) available to
  common shareholders before
  extraordinary losses and cumulative
  effective of change in accounting
  principle per common
  share - diluted........................             0.36                 0.38             (1.33)             (2.27)

     (1) The pro forma results of operations exclude divestitures of certain BFI operations planned at the time of the acquisition of BFI and exclude any projected annual cost savings.

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

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations before depreciation and amortization and acquisition related and unusual costs of the Operating Districts, the Allied Divestitures and the Allied Operations included in consolidated operating income, in accordance with SFAS 121, was approximately $2.6 million and $11.1 million during the 12 months ended December 31, 2000 and 1999, respectively. We excluded from our Consolidated Statements of Operations, in accordance with SFAS 121, depreciation and amortization in the amount of $1.4 million and $6.3 million for the twelve months ended December 31, 2000 and 1999, respectively.

BFI assets --

Concurrent with the acquisition of BFI, certain BFI operations were identified by management as non-core or non-integrated operations and are expected to be divested along with certain operations required by governmental order to be divested. These operations included BFI's Canadian operations, medical waste operations, gas systems operations and certain solid waste operations (collectively, the "BFI Divestitures"). The sales of these operations were accounted for in accordance with Emerging Issues Task Force Issue 87-11 -- Allocation of Purchase Price to Assets to Be Sold. The BFI Divestitures were carried at the net realizable value based on the terms of transactions including accruals for cost of disposal, operating income and allocable interest expense. Accordingly, approximately $24.3 million and $49.7 million of consolidated operating income excluding acquisition related and unusual costs, and approximately $24.8 million and $45.5 million of allocable interest expense related to the BFI Divestitures were excluded from the Consolidated Statements of Operations for the 12 months ended December 31, 2000 and 1999, respectively.

At December 31, 1999, the assets held for sale totaled $891.9 million and were classified as current assets on the Consolidated Balance Sheets and are summarized as follows (in thousands):


                                                        December 31, 1999
                                                     ---------------------
Accounts receivable, net............................ $        90,396
Other current assets................................          16,478
Property and equipment, net.........................         616,973
Goodwill, net.......................................         247,383
Other long-term assets..............................           5,405
Current liabilities.................................         (64,682)
Long-term liabilities...............................         (20,053)
                                                     ---------------------
  Total net assets.................................. $       891,900
                                                     =====================

During 2000, we completed the divestitures of the operations previously classified as assets held for sale.

4. Property and Equipment

Property and equipment at December 31, 2000 and 1999 is as follows (in thousands):


                                                        2000                       1999
                                                ---------------------      ---------------------
Land and improvements...........................$       406,700            $       437,119
Land held for permitting as landfills(1)........        127,778                     98,914
Landfills.......................................      1,997,733                  1,637,782
Buildings and improvements......................        444,348                    454,416
Vehicles and equipment..........................      1,411,068                  1,114,130
Containers and compactors.......................        672,175                    611,889
Furniture and office equipment..................         39,578                    120,636
                                                ---------------------      ---------------------
                                                      5,099,380                  4,474,886
Accumulated depreciation and amortization.......     (1,238,842)                  (736,498)
                                                ---------------------      ---------------------
                                                $     3,860,538            $     3,738,388
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

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Investments In Unconsolidated Subsidiaries

We use the equity method of accounting for investments in unconsolidated subsidiaries over which we exercise control through a 20% to 50% ownership interest. The summarized combined balance sheet, and the statement of operations data presented in the table below indicates amounts related to the following equity investees acquired in the BFI acquisition in which we exercise control through a 50% ownership interest: American Ref-Fuel Company, American Ref-Fuel Company of Hempstead, American Ref-Fuel Company of Essex, American Ref-Fuel Company of Southeastern Connecticut, American Ref-Fuel Company of Niagara, LP, American Ref-Fuel Company of SEMASS, LP, and American Ref-Fuel Operations of SEMASS, LP. There were no investments in unconsolidated subsidiaries prior to the acquisition of BFI (See Note 14) (in thousands, unaudited).

                                             Summarized Combined Balance Sheet Data

                                                                     December 31, 2000          December 31, 1999
                                                                 --------------------------  -------------------------
Current assets................................................        $         162,799           $         147,863
Property and equipment, net of accumulated depreciation                       1,086,470                   1,116,711
Other non-current assets......................................                  245,836                     248,378
Current liabilities...........................................                  120,964                     127,989
Long-term debt, net of current portion........................                1,098,605                   1,123,414
Other long-term liabilities...................................                  216,597                     199,828
Retained earnings.............................................                   58,939                      61,721


                                        Summarized Combined Statement of Operations Data


                                                                      For the           For the Period July 31,
                                                                     Year Ended              1999 through
                                                                 December 31, 2000         December 31, 1999
                                                             -------------------------  -----------------------
Total revenue...........................................          $         363,719         $         146,940
Operating income........................................                    159,113                    52,216
Net income..............................................                     95,118                    27,328


Our investments in and advances to equity investees approximates $240.0 and $274.7 million at December 31, 2000 and 1999, respectively consisting of investments in excess of underlying equity of $134.3 million and $170.1 million, a subordinated note and other receivables of $76.2 million and $73.7 million, and our proportional share of net assets of $29.5 million and $30.9 million, respectively.

For the year ended December 31, 2000, and for the period from July 31, 1999 through December 31, 1999, our equity in earnings of equity investees were approximately $50.8 million and $20.8 million and dividends received from equity investees were approximately $12.6 million and $34.0 million, respectively.

Differences between the equity in earnings of equity investees we reported and our proportionate share of the combined earnings of the related investees have resulted principally from accounting differences in the recognition of expenses, goodwill amortization and the elimination of intercompany transactions.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Long-term Debt

Long-term debt at December 31, 2000 and 1999 consists of the following (in thousands):

                                                                                                     2000                1999
                                                                                                ---------------     ---------------
Senior subordinated notes, interest at 10.00%, effective rate of 10.15% and 10.24%,
  respectively, including unamortized premium of $7,272 and $8,119, respectively..........      $    2,007,272      $    2,008,119
Tranche A term loan facility, effective rate of 9.19% and 8.57%, respectively.............           1,675,000           1,750,000
Tranche B term loan facility, effective rate of 9.52% and 9.05%, respectively.............           1,250,000           1,250,000
Tranche C term loan facility, effective rate of 9.73% and 9.24%, respectively.............           1,500,000           1,500,000
Tranche D term loan facility, effective rate of 9.78%.....................................                  --             500,000
Senior notes, interest at 7.88%, effective rate of 8.01% and 8.21%, respectively, net of
  unamortized discount of $1,310 and $1,417, respectively.................................             873,690             873,583
Senior notes, interest at 7.63% and effective rate of 7.85%...............................             600,000             600,000
Senior notes, interest at 7.38%, effective rate of 7.77% and 7.95%, respectively, net
  of unamortized discount of $216 and $274, respectively..................................             224,784             224,726
Revolving credit facility, effective rate of 10.46% and 10.16%, respectively..............             435,000              65,000
Debentures, interest at 7.40%, effective rate of 10.34% and 10.39%, respectively, net
  of unamortized discount of $79,251 and $81,526, respectively............................             280,749             278,474
Senior notes, interest at 6.10%, effective rate of 8.82% and 8.95%, respectively, net of
  unamortized discount of $7,194 and $10,671, respectively................................             149,495             146,018
Senior notes, interest at 6.38%, effective rate of 9.77% and 9.90%, respectively, net of
  unamortized discount of $22,305 and $25,446, respectively...............................             138,895             135,754
Debentures, interest at 9.25%, effective rate of 9.94% and 9.95%, respectively, net of
  unamortized discount of $4,554 and $4,778, respectively.................................              94,946              94,722
Senior notes, interest at 7.88%, effective rate of 9.15% and 9.20%, respectively, net of
  unamortized discount of $2,622 and $3,240, respectively.................................              66,879              66,261
Market value put securities, interest at 6.08%, effective rate of 7.73%, net of
  unamortized discount of $295............................................................                  --             249,705
Asset sale term loan facility, effective rate of 8.56%....................................                  --              99,496
Solid waste revenue bond obligations, weighted average interest rate of 6.40% and
  6.30%, weighted average effective rate of 7.35% and 6.12%, respectively, net of
  unamortized discount of $4,810 and $5,131, respectively.................................             314,887             316,299
Notes payable to banks, finance companies, and individuals, weighted average interest rates of 5% - 20%, and principal payable through 2010, secured by vehicles,
  equipment, real estate, accounts receivable or stock of certain subsidiaries............              22,931              54,648
Obligations under capital leases of vehicles and equipment, weighted average
  interest of 8.00%.......................................................................              10,592              14,790
Notes payable to individuals and a commercial company, interest of 5%-10%,
  principal and interest payable through 2007, unsecured..................................               4,001              15,624
                                                                                                ---------------     ---------------
                                                                                                     9,649,121          10,243,219
Less: Current portion.....................................................................              13,997           1,002,928
                                                                                                ---------------     ---------------
                                                                                                $    9,635,124      $    9,240,291
                                                                                                ===============     ===============

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 1999 Credit Facility bears interest, at (a) an Alternate Base Rate, or (b) a Eurodollar Rate, both terms defined in the 1999 Credit Facility, plus, in either case, an applicable margin and may be used for working capital and other general corporate purposes, acquisitions, and the issuance of letters of credit. Of the $1.5 billion available under the Revolving Credit Facility, no more than $800 million may be used to support the issuance of letters of credit. As of December 31, 2000, approximately $587 million was available on this facility.

The term loan facility is a funded, amortizing senior secured term loan with annual principal payments increasing from zero in 2001, to $127 million in 2002, and to $350 million in 2003. Principal under the revolving credit facility is due upon maturity.

We are required to make prepayments on the 1999 Credit Facility upon completion of certain asset sales and issuances of debt or equity securities. Proceeds from asset sales are to be applied first to reduce borrowings under the Tranche A, B and C Term Loans on a pro rata basis. Required prepayments are to be made based on a percentage of the net proceeds of any debt incurrence or equity issuance.

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

In connection with the BFI acquisition on July 30, 1999, we assumed all of BFI's debt securities with the exception of commercial paper that was paid off in connection with the acquisition. BFI's debt securities were recorded at their fair market values as of the date of the acquisition in accordance with Emerging Issues Task Force Issue 98-1 -- Valuation of Debt Assumed in a Purchase Business Combination. The effect of revaluing the debt securities resulted in an aggregate discount from the historic face amount of $137.0 million. At December 31, 2000, the remaining unamortized discount related to the debt securities assumed from BFI was $120.7 million.

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

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 1998, Allied NA issued an aggregate of $1.7 billion of senior notes consisting of $225 million 7.375% senior notes due 2004, $600 million 7.625% senior notes due 2006 and $875 million 7.875% senior notes due 2009 in a Rule 144A offering which were subsequently registered for public trading with the SEC in January 1999. Interest accrued on the 1998 Senior Notes is payable semi-annually on January 1 and July 1. We used the net proceeds from the 1998 Senior Notes to fund the redemption of the 1996 Notes and the Senior Discount Notes pursuant to tender offers we commenced in November 1998 and completed in December 1998, to repay borrowings outstanding under the Senior Credit Facility and certain capital lease obligations, and for general corporate purposes. We, together with substantially all of our subsidiaries, guarantee the 1998 Senior Notes.

In June 1998, we repaid $486.8 million outstanding under the 1997 Credit Agreement and entered into a new credit agreement (the "1998 Credit Agreement"). The Credit Agreement provided a $800 million five year senior secured revolving credit facility and a $300 million five year senior secured term loan facility (together with the revolving credit facility, the "Senior Credit Facility").

Future maturities of long term debt --

Aggregate future maturities of long-term debt outstanding at December 31, 2000 reflect our intent and ability to refinance certain tranches of the 1999 Credit Facility (in thousands):

                        Maturity                   2000
                  ----------------------    -------------------
                  2001                      $         13,997
                  2002                               141,534
                  2003                               507,179
                  2004                               680,023
                  2005                             1,030,555
                  Thereafter                       7,275,833
                                            -------------------
                                            $      9,649,121
                                            ===================


Future payments under capital leases, the principal amounts of which are included above in future maturities of long-term debt, are as follows at December 31, 2000 (in thousands):


     Maturity           Principal            Interest               Total
-------------------  -----------------   ------------------   ------------------
2001                 $        3,323      $          713       $        4,036
2002                          3,599                 431                4,030
2003                          1,709                 212                1,921
2004                          1,189                 113                1,302
2005                            566                  36                  602
Thereafter                      206                  17                  223
                     -----------------   ------------------   ------------------
                     $       10,592      $        1,522       $       12,114
                     =================   ==================   ==================


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                         Balance at         Fair Value at          Balance at         Fair Value at
                                        December 31,         December 31,         December 31,         December 31,
                                            2000                 2000                 1999                 1999
                                      -----------------    -----------------    -----------------   ------------------
Long-Term Debt
  Fixed Rate Debt:
    Principal amount.............     $     4,697,530      $     4,349,440      $     4,725,018     $     4,280,180
    Weighted average interest
      rate.......................                8.74%                                     8.44%
  Variable Rate Debt:
    Principal amount.............     $     4,951,591      $     4,746,918      $     5,518,201     $     5,518,201
    Weighted average interest
      rate(1)....................                9.22%                                     8.84%

Interest Rate Swaps(2)
  Cancelable:
    Notional amount..............     $       450,000      $        (2,170)     $     2,650,000     $        14,402
    Weighted average interest
      rate.......................                6.37%                                     5.74%
  Non-Cancelable:
    Notional amount..............     $     3,550,000      $       (72,496)     $       450,000     $         1,049
    Weighted average interest
      rate.......................                7.10%                                     5.78%


     (1) Reflects the rate in effect as of December 31, 2000 and 1999 and includes all applicable margins. Actual future rates may vary.

     (2) All interest rate swaps enable us to pay a fixed interest rate in exchange for receiving variable interest rates at LIBOR.


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt covenants --

Our 1999 Credit Facility contains certain financial covenants, including, but not limited to, EBITDA ratio and an interest expense coverage ratio. Additionally, these covenants limit, among other things, our ability and our subsidiaries' ability to incur additional indebtedness and liens, make acquisitions and purchase fixed assets above certain amounts, pay dividends, make optional prepayments on certain subordinated indebtedness, make investments, loans or advances, enter into certain transactions with affiliates or consummate a merger, consolidation or sale of all or substantially all of our assets.

The 1998 Senior Notes and the 1999 Notes contain certain financial and operating covenants and restrictions which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions.

At December 31, 2000, we were in compliance with all applicable covenants.

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

On January 30, 2001, we funded an offering of $600 million of 8.875% senior secured notes, due 2008, as a private placement under Rule 144A of the Securities Act of 1933 (the "Securities Act"). We used the proceeds from the sale of these notes to ratably repay portions of tranches A, B and C of the term loans under the 1999 Credit Facility. The offer of these senior secured notes was made only by means of an offering circular to qualified investors and has not been registered under the Securities Act and may not be offered or sold in the United States absent registration under the Securities Act or an exemption from the registration requirements of the Securities Act. We expect to file for registration within 120 days of the offering date. Coincident with the offering we amended our credit facility to change certain financial covenants to provide us with greater operating flexibility.

7. Landfill Accounting

We have a network of 164 owned or operated active landfills with a net book value of approximately $1.65 billion at December 31, 2000. The landfills have operating lives ranging from one to over 150 years based on available capacity using current annual volumes. The average life of our landfills approximates 40 years. We use a life-cycle accounting method for landfills and the related closure and post-closure liabilities. This method applies the costs associated with acquiring, developing, closing and monitoring the landfills over the associated landfill capacity and associated consumption. On an annual basis, we update the development cost estimates (which include the costs to develop the site as well as the individual cell construction costs), closure and post-closure cost estimates and future capacity estimates for each landfill. The cost estimates are prepared by local company and third-party engineers based on the applicable local, state and federal regulations and site specific permit requirements. Future capacity estimates are updated using aerial surveys of each landfill to estimate utilized disposal capacity and remaining disposal capacity. These cost and capacity estimates are reviewed and approved by senior operations management annually.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Landfill assets --

We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the costs associated with acquiring, permitting and developing the entire landfill by the total remaining capacity of that landfill. The resulting per unit amortization rate is applied to each unit disposed at the landfill and is recorded as expense for that period. We expensed approximately $131.8 million and $81.5 million or an average of $1.35 per cubic yard and $1.28 per cubic yard consumed, related to landfill amortization during the years ended December 31, 2000 and 1999, respectively. The following is a rollforward of our investment in our landfill assets excluding land held for permitting as landfills (in thousands):

                                 Net Book Value
                                  of Landfills
                                 Acquired During            Landfill
    Net Book Value at             2000, net of            Development           Landfill        Net Book Value at
    December 31, 1999             Divestitures               Costs            Amortization      December 31, 2000
---------------------------   ----------------------   -------------------   ---------------  ---------------------

$       1,421,673                    188,230                170,900            (131,795)      $      1,649,008


Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, engineering and legal fees, and capitalized interest. Estimated total future development cost for our 164 active landfills is approximately $3.1 billion, excluding capitalized interest, and we expect that this amount will be spent over the remaining operating lives of the landfills. We have available disposal capacity of approximately 3.0 billion cubic yards as of December 31, 2000. We classify this total disposal capacity as either permitted (having received the final permit from the governing authorities) and deemed permitted. Our internal requirements to classify capacity as deemed permitted are as follows:

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

Upon successfully meeting the preceding criteria, the costs associated with developing, constructing, closing and monitoring the total additional future capacity are considered in the calculation of the amortization and closure and post-closure rates. At December 31, 2000, we had 2.41 billion cubic yards of permitted capacity, and at 43 of our landfills, 589.3 million cubic yards of deemed permitted capacity.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects landfill airspace activity for active landfills we owned or operated for the twelve months ended December 31, 2000 (airspace in millions of cubic yards):


                                                                              Additions
                               Balance     Acquisitions,        Additions        To                       Changes in      Balance
                               as of       Divestitures         to Deemed     Permitted    Airspace      Engineering       as of
                              12/31/99    and Closures(1)       Airspace      Airspace     Consumed       Estimates       12/31/00
                              ----------  -----------------    ------------   ----------  ------------  ---------------  -----------
Permitted airspace........      2,108.0           195.9                 --      202.2          (97.6)           0.7       2,409.2
Number of landfills.......          151              13                 --         --            --              --           164

Deemed airspace...........        545.0            37.8              162.4     (155.3)           --            (0.6)        589.3
Number of landfills.......           37               4                 10         (8)           --              --            43
                              ----------  -----------------    ------------   ----------  ------------  ---------------  -----------

Total airspace............      2,653.0           233.7              162.4       46.9          (97.6)           0.1       2,998.5
Number of landfills.......          151              13                 --         --            --              --           164

     (1)  Landfills   classified  as  assets  held  for  sale  are  included  as divestitures.

Allied and its engineering and legal consultants continually monitor the progress of obtaining local, state and federal approval for each of its expansion permits. If it is determined that the expansion no longer meets our criteria, the capacity is removed from our total available capacity, the costs to develop that capacity and the associated closure and post-closure costs are removed from the landfill amortization base, and rates are adjusted prospectively. In addition, any value assigned to deemed permitted capacity would be written-off to expense during the period in which it is determined that the criteria are no longer met.

Closure and post-closure --

Estimated costs for closure and post-closure as required under Subtitle D regulations are compiled and updated annually for each landfill by local and regional company engineers and reviewed by senior management. The future estimated closure and post-closure costs are increased at an inflation rate of 2.5%, and discounted at a risk-free capital rate of 7.0%, per annum, based on the timing of the amounts to be expended. The following table is a summary of the closure and post-closure costs (in thousands):

                                                                               December 31, 2000     December 31, 1999
                                                                               ------------------    ------------------
Discounted Closure and  Post-Closure Liability Recorded:
   Current Portion.........................................................    $        90,785       $        75,316
   Non-Current Portion.....................................................            510,568               442,032
                                                                               ------------------    ------------------
   Total...................................................................    $       601,353       $       517,348

 Estimated Remaining Closure and Post-Closure Costs to be Expended:
   Discounted..............................................................    $     1,222,920       $     1,046,538
   Undiscounted............................................................          3,180,287             2,689,485

 Estimated Total Future Payments:
 2001......................................................................    $        90,785
 2002......................................................................             92,703
 2003......................................................................             76,548
 2004......................................................................             54,873
 2005......................................................................             49,344
 Thereafter................................................................          2,816,034


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The second component is the accretion expense necessary to increase the accrued closure and post-closure reserve balance to its future, or undiscounted, value. To accomplish this, we accrete our closure and post-closure accrual balance using the current risk-free capital rate and charge this accretion as an operating expense in that period. We charged approximately $61.7 million and $35.2 million, or an average of $0.63 per cubic yard and $0.55 per cubic yard consumed, related to per unit closure and post-closure expense and periodic accretion during the years ended December 31, 2000 and 1999, respectively. Changes in estimates of costs or capacity are treated on a prospective basis.

Environmental costs ---

In connection with the acquisition of companies, we engage independent environmental consulting firms to assist in conducting an environmental assessment of companies acquired from third parties. Several contaminated landfills and other properties were identified during 1999 and 1998 that would require us to incur costs for incremental closure and post-closure measures, remediation activities and litigation costs in the future. Based on information available, we recorded a provision of $3.3 million, $267.0 million and $41.1 million for environmental matters, in the 2000, 1999 and 1998 statements of operations, respectively, and expect these amounts to be disbursed over the next 30 years.

The ultimate amounts for environmental liabilities cannot be determined and estimates of such liabilities made by us, after consultation with our independent environmental engineers, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessment to date, the recorded liabilities will be periodically evaluated, as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded liability for environmental matters as of December 31, 2000 and 1999 of approximately $432.5 million and $478.2 million, respectively, represents the most probable outcome of these contingent matters. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, proceeds are recorded as an offset to environmental expense in operating income. There were no significant recovery receivables outstanding as of December 31, 2000 or 1999. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding closure and post-closure could result in approximately $30 million of additional liability.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the activity and balances related to environmental accruals and for closure and post-closure accruals related to open and closed landfills from December 31, 1997 through December 31, 2000 (in thousands):

                                                  Balance at      Charges to         Other                        Balance at
                                                   12/31/97         Expense        Charges(1)      Payments        12/31/98
                                                 -------------  ----------------  -------------  --------------  --------------
Environmental costs............................  $     63,762   $       41,100    $         --   $   (11,489)    $     93,373
Open landfills closure and post-closure costs..       103,751           15,384           3,820        (1,596)         121,359
Closed landfills closure and post-closure costs        40,880            2,223              --        (9,915)          33,188

                                                  Balance at      Charges to         Other                        Balance at
                                                   12/31/98         Expense        Charges(1)      Payments        12/31/99
                                                 -------------  ----------------  -------------  --------------  --------------
Environmental costs............................  $     93,373   $      267,034    $    131,909   $   (14,122)    $    478,194
Open landfills closure and post-closure costs..       121,359           28,163         175,955       (11,677)         313,800
Closed landfills closure and post-closure costs        33,188            7,079         176,266       (12,985)         203,548

                                                  Balance at      Charges to         Other                        Balance at
                                                   12/31/99         Expense        Charges(1)      Payments        12/31/00
                                                 -------------  ----------------  -------------  --------------  --------------
Environmental costs............................  $    478,194   $        3,331    $     (9,436)  $   (39,636)    $    432,453
Open landfills closure and post-closure costs..       313,800           47,134          34,438       (18,925)         376,447
Closed landfills closure and post-closure costs       203,548           14,593          46,662       (39,897)         224,906

     (1) Amounts consist primarily of liabilities related to acquired and divested companies.

8. Employee Benefit Plans

Effective July 30, 1999, in connection with the acquisition of BFI, we assumed two defined benefit retirement plans covering substantially all BFI employees in the United States, except for certain employees subject to collective bargaining agreements. The BFI retirement plan was amended on July 30, 1999 to freeze future credited service, but interest credits will continue to accrue. Certain union participants will continue to receive 2% annual service credits in addition to interest credits through the duration of the current collective bargaining agreements. The benefits not frozen for this plan are based on years of service and the employee's compensation. Our general funding policy for each pension plan is to make annual contributions to the plans as determined to be required by the plans' actuary. No contributions were required during 1999 or 2000.

The BFI San Mateo Pension Plan covers substantially all employees of this location. Benefits are based on the employee's years of service and compensation using the average of earnings over the highest five consecutive calendar years out of the last fifteen years of service.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For both plans, an actuarial valuation report was prepared as of September 30, 1999 and 2000 and used, as permitted by Statement of Financial Accounting
Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"), for the following disclosures (in thousands):


                                                                       For the Period from          For the Period from
                                                                       September 30, 1999              July 30, 1999
Change in Benefit Obligation                                                 through                      through
                                                                       September 30, 2000            September 30, 1999
                                                                     ------------------------    ---------------------------
  Benefit obligation at beginning of period.....................     $        249,110            $        247,875
  Service cost..................................................                1,094                         496
  Interest cost.................................................               17,965                       7,945
  Actuarial gain................................................              (10,665)                     (4,994)
  Benefits paid.................................................              (20,531)                     (2,212)
                                                                     ------------------------    ---------------------------
  Benefit obligation at end of period...........................     $        236,973            $        249,110


Change in Plan Assets
  Fair value of plan assets at beginning of period..............     $        304,274            $        309,092
  Actual return on plan assets..................................               70,464                      (2,606)
  Benefits paid.................................................              (20,531)                     (2,212)
                                                                     ------------------------    ---------------------------
  Fair value of plan assets at end of period....................              354,207                     304,274


  Funded Status.................................................              117,234                      55,164
  Unrecognized net actuarial (gain) loss........................              (34,333)                     10,768
                                                                     ------------------------    ---------------------------
  Prepaid benefit cost..........................................     $         82,901            $         65,932
                                                                     ========================    ===========================



----------------------------------------------------------------------------------------------------------------------------
Amounts Recognized in the Statement of Financial Position
                                                                        December 31, 2000            December 31, 1999
                                                                     ------------------------    ---------------------------
  Prepaid benefit cost..........................................     $         82,901            $         65,932

----------------------------------------------------------------------------------------------------------------------------

                                                                                                    For the Period from
Components of Net Periodic Benefit Cost                                For the Year Ended          July 30, 1999 through
                                                                        December 31, 2000             December 31, 1999
                                                                     ------------------------    ---------------------------
  Service cost..................................................     $          1,094            $            496
  Interest cost.................................................               17,965                       7,945
  Expected return on plan assets................................              (34,630)                    (13,155)
  Recognized net actuarial gain.................................               (1,398)                         --
                                                                     ------------------------    ---------------------------
  Net periodic benefit cost.....................................     $        (16,969)            $        (4,714)
                                                                     ========================    ===========================


Weighted-Average Assumptions at September 30, 2000 and 1999
  Discount rate.................................................                 7.75%                       7.75%
  Expected return on plan assets................................                10.25%                      10.25%
  Average rate of compensation increase.........................                 4.00%                       4.00%


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Redeemable Preferred Stock

In connection with the BFI acquisition, our Board of Directors adopted a resolution creating a series of one million shares of preferred stock having a par value of $0.10 per share. These shares were designated as Series A Senior Convertible Preferred Stock ("Preferred Stock") and are entitled to vote on, among other things, all matters on which the holders of Common Stock are entitled to vote. Each share of Preferred Stock has the number of votes equal to the number of shares of Common Stock then issuable upon conversion. Shares of Preferred Stock will be entitled to cumulative quarterly dividends in an amount equal to 6.5% per annum of the sum of the liquidation preference plus accrued but unpaid dividends for prior quarters. If dividends are not paid in cash, the liquidation preference of the Preferred Stock increases by any accrued and unpaid dividends.

The Preferred Stock has a redemption price of its then liquidation preference per share, together with any accrued and unpaid dividends. Redemption of the Preferred Stock is at our option in whole, but not in part, at any time on or after July 30, 2004. After July 30, 2002, we have the right to redeem the Preferred Stock in whole, but not in part, at the redemption price only if the then current market price of our Common Stock exceeds $27 per share.

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

The amounts added to the liquidation preference of the Preferred Stock were approximately $68.4 million or $68.44 per share during the year ended December 31, 2000 and approximately $27.6 million or $27.61 per share for the five months ended December 31, 1999.

10. Stockholders' Equity

Our authorized, issued and outstanding shares of common stock are as follows (in thousands, except per share data):

                                                                                         Issued and Outstanding
                                                                                             At December 31,
                                                                                    ----------------------------------
                                                                   Authorized
                                                                     Shares              2000               1999
                                                                  --------------    ----------------    --------------
Common stock, $0.01 par, net of 603 treasury shares...........         300,000            196,109             188,519


Warrants to purchase common stock --

Warrants to purchase common shares at December 31, 2000 and 1999 are summarized as follows:

                                                                                 2000                     1999
                                                                          --------------------     -------------------
Number of shares......................................................          347,827                 347,827
Purchase price per share..............................................            $4.60                   $4.60
Expiration dates......................................................             2003                    2003


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stock Plans

Option plans --

The 1991 Incentive Stock Plan ("1991 Plan"), the 1993 Incentive Stock Plan ("1993 Plan") and the 1994 Incentive Stock Plan ("1994 Plan", collectively the "Plans") provide for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock and stock bonuses. During 1999, the 1991 Plan was amended so that the maximum number of shares that may be granted may not exceed 8.0% of the number of fully diluted shares of common stock on the date of grant of an award. An additional maximum number of shares of 500,000 and 2,000,000 common shares may be granted under the 1993 Plan and the 1994 Plan, respectively. After taking into account previously granted awards, awards covering approximately 606,741 shares of common stock were available under the Plans. The Compensation Committee of the Board of Directors generally determines the exercise price, term and other conditions applicable to each option granted.

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

A summary of the status of our stock option plans at December 31, 2000, 1999 and 1998 and for the years then ended is presented in the table and narrative below:

                                                                  Years Ended December 31,
                            -------------------------------------------------------------------------------------------------------
                                        2000                                1999                                1998
                            ------------------------------     --------------------------------    --------------------------------
                                               Weighted                             Weighted                            Weighted
                                                Average                             Average                             Average
                                               Exercise                             Exercise                            Exercise
                              Options            Price            Options            Price            Options            Price
                            -------------     ------------     ---------------    -------------    ---------------    -------------
Options outstanding,
  beginning of year......... 15,415,129       $     13.37        10,786,000       $     12.97         8,831,266       $       8.19
Options granted.............  2,203,800             11.65         6,085,000             13.11         3,656,562              22.29
Options exercised...........   (375,927)             5.90        (1,231,771)             7.97        (1,701,828)              8.50
Options forfeited........... (1,791,360)            17.57          (224,100)            16.88                --                 --
                            -------------                      ---------------                     ---------------
Options outstanding, end
  of year................... 15,451,642             12.82        15,415,129             13.37        10,786,000              12.97
                            =============                      ===============                     ===============
Options exercisable, end
  of year...................  7,832,176             14.44         6,628,574             12.52         6,220,735              11.02



                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                       For the Years Ended December 31,
                                                         -------------------------------------------------------------
                                                               2000                  1999                 1998
                                                         -----------------     -----------------    ------------------
Risk free interest rate.............................       5.3% to 6.9%          5.2% to 6.3%         4.7% to 5.6%
Expected life.......................................          5 years              5 years               5 years
Dividend rate.......................................            0%                    0%                   0%
Expected volatility.................................        52% to 55%            47% to 50%           44% to 46%


Using these assumptions, pro forma net income (loss) and net income (loss) per share would reflect additional compensation expense recognized over the vesting periods of the options. The resulting pro forma net income (loss), and pro forma net income (loss) per share is as follows (in thousands, except per share data):

                                                            For the Years Ended December 31,
                                                  ------------------------------------------------------
                                                      2000                1999               1998
                                                  --------------     ---------------    ----------------
Net Income (loss):             As reported......  $     55,935       $  (316,517)       $    (223,052)
                               Pro forma........        42,634          (325,973)            (229,928)

Net Income (loss) Per Share:   As reported......  $       0.29       $     (1.69)       $       (1.22)
                               Pro forma........          0.22             (1.74)               (1.26)


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize information about stock options outstanding at December 31, 2000 which are fully vested, partially vested and non-vested:


Fully Vested:

                                       Options Outstanding and Exercisable
-------------------------------------------------------------------------------------------------------------
                                                              Weighted Average           Weighted Average
   Range of Exercise Prices         Number Outstanding         Remaining Life             Exercise Price
--------------------------------    -------------------    -----------------------    -----------------------
     $ 4.27 - $ 8.38                     1,926,848                5 years                    $  5.46
     $ 8.50 - $12.25                     1,638,342                6 years                    $  9.73
     $16.44 - $21.97                       494,629                8 years                    $ 19.71
     $22.84 - $27.27                       140,349                8 years                    $ 26.26


Partially Vested:

                                            Options Outstanding
-------------------------------------------------------------------------------------------------------------
                                                               Weighted Average          Weighted Average
   Range of Exercise Prices          Number Outstanding         Remaining Life            Exercise Price
--------------------------------    --------------------    ------------------------  -----------------------
     $ 7.31 - $10.00                     2,466,374                7 years                    $  9.32
     $13.31 - $15.00                     4,741,000                9 years                    $ 13.72
     $15.88 - $21.19                     2,025,600                7 years                    $ 20.78

                                            Options Exercisable
-------------------------------------------------------------------------------------------------------------
                                                               Weighted Average          Weighted Average
   Range of Exercise Prices          Number Outstanding         Remaining Life            Exercise Price
--------------------------------    --------------------    ------------------------  -----------------------
     $ 7.31 - $10.00                     1,313,692                7 years                    $  9.58
     $13.31 - $15.00                     1,185,250                9 years                    $ 13.72
     $15.88 - $21.19                     1,133,066                8 years                    $ 20.76

Non Vested:

                                            Options Outstanding
-------------------------------------------------------------------------------------------------------------
                                                               Weighted Average          Weighted Average
   Range of Exercise Prices          Number Outstanding         Remaining Life            Exercise Price
--------------------------------    --------------------    ------------------------  -----------------------
     $ 6.06 - $ 8.00                       243,000               10 years                    $  7.68
     $ 9.63 - $12.94                     1,775,500               10 years                    $ 12.72


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stockholder rights plan --

During May 2000, our Board of Directors adopted a Stockholder Rights Plan (the "Plan"). The Plan provides for the distribution of one preferred stock purchase right on each share of our Common Stock and approximately 57 rights on each share of our Preferred Stock. Initially, the rights will trade with the Common Stock and Preferred Stock and will not be represented by separate certificates. The rights represent the right to purchase one ten-thousandth of a share of a newly created series of our junior preferred stock at an exercise price of $85, but will not be exercisable until certain events occur.

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

The stock ownership of the holders of our Preferred Stock and related parties will not cause the rights to become exercisable or otherwise be treated as the acquisition of 15% or more of our voting power for purposes of the rights plan. The rights expire in 2010.

Restricted stock plan --

In April 2000, we amended and restated the 1991 Plan, whereby the Committee may award restricted stock to certain individuals. Restricted stock is common shares of Allied that cannot be sold or transferred and that remain subject to being forfeited until the individual becomes "vested". Generally, if the individual terminates employment prior to vesting, the unvested shares are forfeited.

The Committee has awarded restricted stock to certain individuals pursuant to a Performance-Accelerated Restricted Stock Agreement ("PARSAP") and may make similar awards in the future. Under the terms of the PARSAP, an individual is fully vested after 10 years, but may become vested sooner if certain performance goals are met.

The performance goals are based on a targeted implied equity value per share being met. Targets are set for three, four, and five years after the date the restricted stock is awarded with provisions for accelerated vesting for up to 100% of the shares of restricted stock by the fifth year if the targets are met.

Vesting also may be accelerated if certain events occur. If an individual's employment is terminated due to disability or death, any unvested shares of restricted stock become fully vested at that time. If the individual's employment is terminated in or after the sixth year, either by Allied without cause or due to retirement, a portion of unvested shares may become fully vested. The portion is determined with reference to the number of months worked since the date of grant and the total number of months in the original 10 year vesting period.

Vesting also may be accelerated in the case of a change in control. Vesting will be accelerated under circumstances whereby a change in control occurs in combination with certain set market prices per share of stock.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2000, the Compensation Committee of the Board of Directors approved grants of approximately 7.0 million shares of restricted stock to approximately 60 key management employees under this plan. The weighted average grant-date fair value of shares granted during 2000 was $6.10 per share. None of the shares are vested at December 31, 2000. During 2000 we recognized approximately $2.8 million recorded for compensation expense. At December 31, 2000 we have $39.9 million of deferred compensation related to this plan.

12. Net Income (Loss) Per Common Share

Net income (loss) per common share is calculated by dividing net income (loss), less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share data):

                                                                            For the Years Ended December 31,
                                                                   ----------------------------------------------------
                                                                        2000              1999              1998
                                                                  -----------------  ----------------  ----------------
Basic earnings per share computation:
Income (loss) before extraordinary losses and cumulative
  effect of change in accounting principle......................  $     137,653      $    (221,250)    $     (98,251)
Less: preferred stock dividends.................................         68,452             27,789                --
                                                                  -----------------  ----------------  ----------------
Income (loss) available to common shareholders before
  extraordinary losses and cumulative effect of change in
  accounting principle, net of income tax benefit...............  $      69,201      $    (249,039)    $     (98,251)
                                                                  =================  ================  ================
Weighted average common shares outstanding......................        188,814            187,801           182,796
                                                                  =================  ================  ================
Basic earnings (loss) per share before extraordinary losses
  and cumulative effect of change in accounting principle,
  net of income tax benefit.....................................  $        0.37      $       (1.33)    $       (0.54)
                                                                  =================  ================  ================
Diluted earnings per share computation:
Income (loss) before extraordinary losses and cumulative
  effect of change in accounting principle......................  $     137,653      $    (221,250)    $     (98,251)
Less: preferred stock dividends.................................         68,452             27,789                --
                                                                  -----------------  ----------------  ----------------
Income (loss) available to common shareholders before
  extraordinary losses and cumulative effect of change in
  accounting principle, net of income tax benefit...............  $      69,201      $    (249,039)    $     (98,251)
                                                                  =================  ================  ================
Weighted average common shares outstanding......................        188,814            187,801           182,796
Dilutive effect of stock, stock options, warrants and
  contingently issuable shares..................................          2,308                 --                --
                                                                  -----------------  ----------------  ----------------
Weighted average common and common equivalent
  shares outstanding............................................        191,122            187,801           182,796
                                                                  =================  ================  ================
Diluted earnings (loss) per share before extraordinary
  losses and cumulative effect of change in accounting
  principle, net of income tax benefit..........................  $        0.36      $       (1.33)    $       (0.54)
                                                                  =================  ================  ================


Conversion has not been assumed for the Preferred Stock into 60,891 and 57,089 common shares and stock options of 2,663 and 12,468 in 2000 and 1999, respectively as the effects would not be dilutive.

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

The acquisition of BFI in 1999, which was accounted for as a purchase business combination, resulted in approximately $6.7 billion of goodwill, $6.4 billion of which is not amortizable for income tax purposes. The impact of the non-deductible amortization is reflected in the reconciliation of the federal statutory tax rate to the effective tax rate.

As of December 31, 2000, approximately $173 million of capital loss carryforward remains unused that will expire if not used by the end of 2003. We believe that anticipated divestitures will generate sufficient capital gains to offset most of the capital loss carryforward and we have established a $49 million valuation allowance against the deferred tax asset for the amount of the carryforward which may not offset capital gains. We also have federal net operating losses of $112 million available at December 31, 2000. If unused, material portions of these losses will begin to expire in 2018. Additionally, we have state net operating loss carryforwards available at December 31, 2000 that we expect will generate future tax savings of approximately $51 million. The state net operating losses will expire at various times between 2001 and 2019 if not used. We have established a valuation allowance of $35 million for the possibility that some of these state carryforwards may not be used. In addition to the net operating loss carryforwards, we have federal minimum tax credit carryforwards of approximately $11 million as of December 31, 2000, which are not subject to expiration. The net current deferred tax asset includes the current benefit we expect to receive in 2001 from the use of our net operating loss, capital loss and minimum tax credit carryforwards.

The balance sheet classification and amount of the tax accounts established relating to acquisitions are based on certain assumptions that could possibly change based on the ultimate outcome of certain tax matters. As these tax accounts were established in purchase accounting, any future changes relating to these amounts will result in balance sheet reclassifications, which may include an adjustment to the goodwill. The valuation allowance at December 31, 2000 includes approximately $73 million related to the BFI acquisition, the subsequent reduction of which would result in an adjustment to goodwill.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the income tax provision (benefit) consist of the following (in thousands):


                                                                                 Year Ended December 31,
                                                                   ---------------------------------------------------
                                                                        2000                1999             1998
                                                                   ----------------    ---------------    ------------

Current tax provision.........................................     $        44,486     $     65,300       $     2,000
Deferred provision (benefit)..................................             193,054          (74,056)           41,773
                                                                   ----------------    ---------------    ------------
Total.........................................................     $       237,540     $     (8,756)      $    43,773
                                                                   ================    ===============    ============

The reconciliation of the federal statutory tax rate to our effective tax rate is as follows:

                                                                                 Year Ended December 31,
                                                                    ---------------------------------------------
                                                                      2000             1999              1998
                                                                    ---------       -----------        ----------

Federal statutory tax rate....................................          35.0  %         (35.0)  %         (35.0)  %
Consolidated state taxes, net of federal benefit..............           7.2             (0.4)              9.2
Taxes of pooled companies.....................................            --             (0.1)             70.6
Amortization of goodwill......................................          16.0             11.2               3.7
Non-deductible write-off of goodwill and business
  combination costs...........................................           1.8             16.2              28.8
Other permanent differences...................................           3.3              4.2               3.0
                                                                    ---------       -----------        ----------
Effective tax rate............................................          63.3  %          (3.9)  %          80.3   %
                                                                    =========       ===========        ==========

Tax benefits for the extraordinary items in 2000, 1999 and 1998 were based on our then ordinary combined federal and state rates of 39.5%. Tax benefit for the cumulative effect of change in accounting principle in 1999 was based on our ordinary combined federal and state rate of 39.5%.

The components of the net deferred tax liability are as follows (in thousands):

                                                                                          December 31,
                                                                            ------------------------------------------
                                                                                   2000                   1999
                                                                            -------------------    -------------------
Deferred tax liability relating primarily to property consisting
   of landfill assets, fixed assets and debt basis differences..........    $       (714,529)      $       (608,894)
                                                                            -------------------    -------------------
 Deferred Tax Assets Relating To:
 Environmental, closure and post-closure reserves.......................             326,866                 61,982
 Other reserves.........................................................             141,324                317,769
 Net operating loss, capital loss and minimum tax credit
   carryforwards........................................................             179,183                278,232
 Valuation allowance....................................................             (84,614)              (138,612)
                                                                            -------------------    -------------------
 Total deferred tax asset...............................................             562,759                519,371
                                                                            -------------------    -------------------
 Net deferred tax liability.............................................    $       (151,770)      $        (89,523)
                                                                            ===================    ===================

Deferred income taxes have not been provided as of December 31, 2000 and 1999, on approximately $36 million and $21 million, respectively, of undistributed earnings of foreign affiliates, which are considered to be permanently reinvested.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments and Contingencies

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and reasonably estimable. We expect that matters in process at December 31, 2000, which have not been accrued in the Consolidated Balance Sheet, will not have a material adverse effect on our consolidated liquidity, financial position or results from operations.

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

We have operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

                                         December 31, 2000
                                      ----------------------
                   2001                     $   31,045
                   2002                         28,137
                   2003                         24,936
                   2004                         21,040
                   2005                         18,713
                   Thereafter                   41,109

Rental expense under such operating leases was approximately $31.0 million, $26.9 million and $13.9 million for each of the three years ended December 31, 2000, respectively.

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

We carry a broad range of insurance coverage for protection of our assets and operations from certain risks, including environmental impairment liability insurance for certain landfills.

We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. These financial assurance requirements are satisfied by us issuing performance bonds, letters of credit, insurance policies or trust deposits to secure our obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At December 31, 2000, we had outstanding approximately $1.5 billion in financial assurance instruments, represented by $369.3 million of surety bonds, $1,080.5 million of insurance policies, $64.9 million of trust deposits and $18.8 million of letters of credit. During calendar year 2001, we expect no material increase in financial assurance obligations relating to our landfill operations and collection contracts.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have issued bank letters of credit in the aggregate amount of approximately $477.6 million at December 31, 2000, including approximately $18.8 million relating to financial assurances to government agencies. These financial instruments are issued in the normal course of business and are not reflected in the accompanying Consolidated Balance Sheets. The underlying obligations of the financial instruments are valued based on the likelihood of performance being required. We do not expect any material losses to result from these off balance sheet instruments based on historical results, and therefore, we are of the opinion that the fair value of these instruments is zero.

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

On November 10, 2000, we entered into a definitive agreement to sell our interest in two Ref-Fuel facilities located in Chester, Pennsylvania, and Rochester, Massachusetts, to Duke/UAE. Additionally, pursuant to the agreement, the ownership structure of the four remaining Ref-Fuel facilities located in New York, New Jersey and Connecticut will be modified to give Duke/UAE operational control of the entities. This transaction should allow us to reduce our debt requirements by approximately $300 million and decrease our required letters of credit related to Ref-Fuel by approximately $130 million. The transaction is subject to customary closing provisions and the consents and approvals of relevant municipalities and regulatory agencies, along with a requirement of obtaining an investment grade rating of the acquiring entity from the credit rating agencies. The ratings agency requirement has been met as of the date of filing this report.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                             Great
                      Atlantic   Central     Lakes     Midwest   Northeast  Southeast   Southwest    West      Other(1)     Total
                      --------   -------   ---------  ---------  ---------  ---------  ----------  ---------  ----------  ---------
2000:
Revenues from external
  customers.......... $ 604,334 $ 529,003  $ 638,100  $ 483,240  $ 943,281  $ 772,027  $ 754,432   $ 950,664  $   32,404  $5,707,485
Intersegment revenues    89,198   123,993    159,468    115,807    204,666    111,077    126,124     209,361          --   1,139,694
Depreciation and
  amortization.......    64,949    68,111     95,513     71,600     84,546     81,011     96,663     104,972       6,673     674,038
EBITDA before non-
  recurring charges..   211,525   180,711    250,669    228,711    244,217    296,104    297,181     354,788     (54,006)  2,009,900
Total assets......... 1,237,401 1,332,753  1,708,010  1,531,835  2,083,952  1,627,026  1,772,697   2,663,654  12,042,318  25,999,646
Capital expenditures.    38,202    47,833     46,162     33,276     36,196     39,841     60,737      82,431       5,240     389,918
1999:
Revenues from external
  customers.......... $ 313,656 $ 405,557  $ 437,978  $ 323,984  $ 516,517  $ 308,742  $ 400,557   $ 616,799  $   17,281  $3,341,071
Intersegment revenues    56,841    94,918    119,244     72,353     94,704     49,315     79,606     104,529          --     671,510
Depreciation and
  amortization.......    38,322    43,960     64,549     45,131     47,784     35,020     58,385      50,943          --     384,094
EBITDA before non-
  recurring charges..   105,563   124,251    182,995    139,132    124,179    101,610    159,094     212,204      11,713   1,160,741
Total assets......... 1,467,231 1,005,625  1,801,617  1,464,808  2,233,476  1,670,626  1,928,064   2,065,265  11,904,199  25,540,911
Capital expenditures.    49,363    57,931     64,966     40,381     20,821     16,784     27,593      54,699       6,654     339,192
1998:
Revenues from external
  customers.......... $ 104,587 $ 300,183  $ 296,894  $ 159,344  $ 164,701  $  57,274  $ 148,768   $ 338,058  $    5,803  $1,575,612
Intersegment revenues    14,728    56,522     68,675     37,524     21,314     12,743     35,626      34,289          --     281,421
Depreciation and
  amortization.......    11,858    29,566     41,794     22,533     13,006      5,829     20,111      28,397       6,871     179,965
EBITDA before non-
  recurring charges..    31,348    89,360    132,002     67,561     33,580     14,337     58,026     116,661     (15,371)    527,504
Total assets.........   198,064   547,108    747,767    445,185    439,215     98,729    376,442     595,290   2,108,367   5,556,167
Capital expenditures.    48,752    42,416     67,987     31,023      8,064     10,302     35,142      54,149       3,907     301,742

(1) Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on a regional basis.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of reportable segment primary financial measure and assets to operating income (loss) and total assets, respectively (in thousands):

                                                                                Years Ended December 31,
                                                                   ---------------------------------------------------
                                                                        2000               1999              1998
                                                                   ---------------    ---------------    -------------
Operating income:
Total EBITDA before acquisition related and unusual costs
  for reportable segments.....................................     $    2,009,900     $   1,160,741      $    527,504
Depreciation and amortization for reportable segments.........            674,038           384,094           179,965
Acquisition related and unusual costs.........................            127,327           588,855           317,616
                                                                   ---------------    ---------------    -------------
  Operating income............................................     $    1,208,535     $     187,792      $     29,923
                                                                   ===============    ===============    =============

                                                                                              December 31,
                                                                                   -----------------------------------
                                                                                        2000                1999
                                                                                   ----------------    ---------------
Assets:
Total assets for reportable segments...........................................    $   25,999,646      $   25,540,911
Elimination of investments.....................................................       (11,486,012)        (10,577,810)
                                                                                   ----------------    ---------------
  Total assets.................................................................    $   14,513,634      $   14,963,101
                                                                                   ================    ===============

Amounts and percentages of our total revenue attributable to services provided (in thousands, except percentages):

                                                       Years Ended December 31,
                      --------------------------------------------------------------------------------------------
                                 2000                            1999                             1998
                      ---------------------------     ----------------------------     ---------------------------
Collection........    $  4,227,680         61.7   %   $   2,422,628        60.4    %   $   1,041,441         56.1  %
Disposal(1).......       1,993,276         29.1           1,261,106        31.4              697,972         37.6
Recycling.........         384,027          5.6             203,632         5.1               64,385          3.5
Other.............         242,196          3.6             125,215         3.1               53,235          2.8
                      ---------------    --------     ---------------    ---------     ----------------    -------
                         6,847,179        100.0   %       4,012,581       100.0    %       1,857,033        100.0  %
                                         ========                        =========                         =======
Intercompany......      (1,139,694)                        (671,510)                        (281,421)
                      ---------------                 ---------------                  ----------------
  Reported
    revenues......    $  5,707,485                    $   3,341,071                    $   1,575,612
                      ===============                 ===============                  ================


(1) Transfer revenues are included in disposal.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Selected Quarterly Financial Data (unaudited)

The following table summarizes the unaudited consolidated quarterly results of operations as reported for 2000 and 1999 (in thousands, except per share amounts):

                                                    First             Second           Third              Fourth
                                                    Quarter           Quarter          Quarter             Quarter
                                                  -------------     -------------    --------------     --------------
2000
Operating revenues:...........................    $  1,378,293      $  1,461,854     $   1,474,731      $   1,392,607

Gross profit:.................................         568,337           611,733           640,608            606,780

Income before extraordinary items:............          24,957            47,696            28,740             36,260

Net income available to common
  shareholders:...............................           1,863            30,817             4,618             18,637

Basic earnings per common share:..............            0.13              0.25              0.15               0.19

Diluted earnings per common share:............            0.13              0.25              0.15               0.19

                                                     First             Second            Third             Fourth
                                                    Quarter           Quarter         Quarter(2)           Quarter
                                                  -------------     -------------    --------------     --------------
1999
Operating revenues:...........................    $    408,045      $    463,357     $   1,085,628      $   1,384,041

Gross profit:.................................         178,031           206,345           449,937            557,794

Income (loss) before extraordinary items
  and cumulative effect of change in
  accounting principle:(1)....................          33,174            46,894          (332,330)            31,012

Net income (loss) available to common
  shareholders: (1)...........................         (31,081)           46,894          (346,772)            14,442

Basic earnings (loss) per common
  share:(1)...................................            0.18              0.25             (1.77)              0.16

Diluted earnings (loss) per common
  share:(1)...................................            0.17              0.25             (1.77)              0.16

(1) The first and second quarters have been restated to reflect the effect of the change in accounting principle (See Note 1).

(2) Includes approximately $548.7 million of acquisition related and unusual costs.

18. Consolidating Financial Statements of Allied NA

As discussed in Note 6, the 1998 Senior Notes and the 1999 Notes issued by Allied NA (our wholly owned subsidiary) and certain debt of BFI (all of which is no longer registered under the Securities Exchange Act of 1934) are guaranteed by us. Our guarantee is full, unconditional and joint and several of Allied NA's and BFI's debt. Presented below are Consolidating Balance Sheets as of December 31, 2000 and 1999 and the related Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2000, 1999 and 1998 of Allied Waste Industries, Inc. ("Parent"), the guarantor subsidiaries ("Guarantors") and the subsidiaries which are not guarantors ("Non-guarantors") (in thousands):


                                                ALLIED WASTE INDUSTRIES, INC.
                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     CONSOLIDATING BALANCE SHEET
                                               (in thousands, except per share amount)

                                                                    December 31, 2000
                                    ----------------------------------------------------------------------------------

                                        Parent         Guarantors    Non-Guarantors    Eliminations    Consolidated
                                    ---------------- --------------- ---------------- --------------- ----------------
ASSETS
Current Assets --
Cash and cash equivalents.......... $          959   $      120,699  $          436   $           --  $      122,094
Accounts receivable, net of
  allowance of $43,099.............             --          823,259              --               --         823,259
Prepaid and other current assets...             --          116,853           2,630               --         119,483
Deferred income taxes, net.........             --          206,867              --               --         206,867
                                    ---------------- --------------- ---------------- --------------- ----------------
  Total current assets.............            959        1,267,678           3,066               --       1,271,703
Property and equipment, net........             --        3,860,538              --               --       3,860,538
Goodwill, net .....................             --        8,717,438              --               --       8,717,438
Investment in subsidiaries.........        176,400           47,715              --         (224,115)             --
Other assets, net..................             --          663,955              --               --         663,955
                                    ---------------- --------------- ---------------- --------------- ----------------
  Total assets..................... $      177,359   $   14,557,324  $        3,066   $     (224,115) $   14,513,634
                                    ================ =============== ================ =============== ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
Current portion of long-term debt.. $           --   $       13,997  $           --   $           --  $       13,997
Accounts payable...................             --          476,333              --               --         476,333
Accrued closure, post-closure
  and environmental costs..........             --          153,226              --               --         153,226
Accrued interest...................             --          165,954              --               --         165,954
Other accrued liabilities..........         29,254          529,965           4,935               --         564,154
Unearned revenue...................             --          224,801           1,287               --         226,088
                                    ---------------- --------------- ---------------- --------------- ----------------
  Total current liabilities........         29,254        1,564,276           6,222               --       1,599,752
Long-term debt, less current
  portion..........................             --        9,635,124              --               --       9,635,124
Deferred income taxes..............             --          358,637              --               --         358,637
Accrued closure, post-closure
  and environmental costs..........             --          880,580              --               --         880,580
Due to/(from) parent...............     (2,252,840)       2,183,578         (58,115)         127,377              --
Other long-term obligations........             --          271,882              --               --         271,882
Commitments and contingencies
Series A senior convertible
  preferred stock, 1,000 shares
  authorized, issued and
  outstanding, liquidation
  preference of $1,096 per share...      1,069,827               --              --               --       1,069,827
Stockholders' Equity --
Common stock.......................          1,961               --             200             (200)          1,961
Additional paid-in capital.........      1,238,571               --          47,515         (145,314)      1,140,772
Retained earnings (deficit)........         90,586         (336,753)          7,244         (205,978)       (444,901)
                                    ---------------- --------------- ---------------- --------------- ----------------
  Total stockholders' equity.......      1,331,118         (336,753)         54,959         (351,492)        697,832
                                    ---------------- --------------- ---------------- --------------- ----------------
  Total liabilities and
stockholders'                       $      177,359   $   14,557,324  $        3,066   $     (224,115) $   14,513,634
    equity......................... ================ =============== ================ =============== ================


                                                 ALLIED WASTE INDUSTRIES, INC.
                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     CONSOLIDATING BALANCE SHEET
                                               (in thousands, except per share amount)

                                                                    December 31, 1999
                                    ----------------------------------------------------------------------------------

                                        Parent         Guarantors    Non-Guarantors    Eliminations    Consolidated
                                    ---------------- --------------- ---------------- --------------- ----------------
ASSETS
Current Assets --
Cash and cash equivalents.......... $        3,759   $      117,396  $          250   $           --  $      121,405
Accounts receivable, net of
  allowance of $59,490.............             --          867,667              --               --         867,667
Prepaid and other current assets...             --          251,757             430               --         252,187
Deferred income taxes, net.........             --          115,263              --               --         115,263
Assets held for sale...............             --          891,900              --               --         891,900
                                    ---------------- --------------- ---------------- --------------- ----------------
  Total current assets.............          3,759        2,243,983             680               --       2,248,422
Property and equipment, net........             --        3,738,388              --               --       3,738,388
Goodwill, net .....................             --        8,238,929              --               --       8,238,929
Investment in subsidiaries.........        176,400               --              --         (176,400)             --
Other assets, net..................             --          737,362              --               --         737,362
                                    ---------------- --------------- ---------------- --------------- ----------------
  Total assets..................... $      180,159   $   14,958,662  $          680         (176,400) $   14,963,101
                                    ================ =============== ================ =============== ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
Current portion of long-term debt.. $           --   $    1,002,928  $           --   $           --  $    1,002,928
Accounts payable...................             --          481,318              --               --         481,318
Accrued closure, post-closure
  and environmental costs..........             --          134,968              --               --         134,968
Accrued interest...................             --          158,251              --               --         158,251
Other accrued liabilities..........         34,636          577,858           1,169               --         613,663
Unearned revenue...................             --          238,548            (177)              --         238,371
                                    ---------------- --------------- ---------------- --------------- ----------------
  Total current liabilities........         34,636        2,593,871             992               --       2,629,499
Long-term debt, less current
  portion..........................             --        9,240,291              --               --       9,240,291
Deferred income taxes..............             --          204,786              --               --         204,786
Accrued closure, post-closure
  and environmental costs..........             --          860,574              --               --         860,574
Due to/(from) parent...............     (2,177,658)       2,128,178          (1,278)          50,758              --
Other long-term obligations........             --          388,396              --               --         388,396
Commitments and contingencies
Series A senior convertible
  preferred stock, 1,000 shares
  authorized, issued and
  outstanding, liquidation
  preference of $1,028 per share...      1,001,559               --              --               --       1,001,559
Stockholders' Equity --
Common stock.......................          1,885               --             100             (100)          1,885
Additional paid-in capital.........      1,233,851               --            (100)         (28,352)      1,205,399
Retained earnings (deficit)........         85,886         (457,434)            966         (198,706)       (569,288)
                                    ---------------- --------------- ---------------- --------------- ----------------
  Total stockholders' equity.......      1,321,622         (457,434)            966         (227,158)        637,996
                                    ---------------- --------------- ---------------- --------------- ----------------
  Total liabilities and
stockholders'                       $      180,159   $   14,958,662  $          680   $     (176,400) $   14,963,101
    equity......................... ================ =============== ================ =============== ================


                                                            ALLIED WASTE INDUSTRIES, INC.
                                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                   CONSOLIDATING STATEMENT OF OPERATIONS
                                                              (in thousands)

                                                                   Year Ended December 31, 2000
                                         ---------------------------------------------------------------------------------
                                             Parent        Guarantors    Non-Guarantors   Eliminations     Consolidated
                                         --------------- --------------- ---------------- -------------- -----------------
Revenues................................ $           --  $    5,705,555  $        1,930  $           --   $    5,707,485
Cost of operations excluding acquisition
  related and unusual costs.............             --       3,280,027              --              --        3,280,027
Selling, general and administrative
expenses excluding acquisition related
  and unusual costs.....................          8,443         408,347             768              --          417,558
Depreciation and amortization...........             --         450,794              --              --          450,794
Goodwill amortization...................             --         223,244              --              --          223,244
Acquisition related and unusual costs...             --         127,327              --              --          127,327
                                         ---------------  --------------- ---------------- -------------- ----------------
  Operating income......................         (8,443)      1,215,816           1,162              --        1,208,535
Equity in earnings of unconsolidated
  affiliates............................             --         (50,788)             --              --          (50,788)
Interest income.........................             --          (4,143)             16              --           (4,127)
Interest expense........................             --         890,811          (8,529)             --          882,282
Intercompany interest expense (income)..        (72,528)         72,528              --              --               --
Management fees.........................         (5,000)          5,000              --              --               --
                                         ---------------  --------------- ---------------- -------------- ----------------
  Income before income taxes............         69,085         302,408           9,675              --          381,168
Income tax expense......................         28,574         205,570           3,396              --          237,540
Minority interest.......................             --           5,975              --              --            5,975
                                         ---------------  --------------- ---------------- -------------- ----------------
  Income before extraordinary losses....         40,511          90,863           6,279              --          137,653
Extraordinary loss, net of income tax
  benefit...............................             --          13,266              --              --           13,266
                                         ---------------  --------------- ---------------- -------------- ----------------
  Net income............................         40,511          77,597           6,279              --          124,387
Dividends on preferred stock............         68,452              --              --              --           68,452
                                         ---------------  --------------- ---------------- -------------- ----------------
  Net income (loss) available to common
    shareholders........................ $      (27,941) $       77,597  $        6,279  $           --   $       55,935
                                         =============== =============== =============== ================ ================


                                                           ALLIED WASTE INDUSTRIES, INC.
                                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 CONSOLIDATING STATEMENT OF OPERATIONS
                                                             (in thousands)

                                                                Year Ended December 31, 1999
                                      ---------------------------------------------------------------------------------
                                          Parent        Guarantors    Non-Guarantors    Eliminations    Consolidated
                                      ---------------- --------------- --------------- ---------------- ---------------
Revenues............................. $           --  $    3,340,764  $          307   $           --  $    3,341,071
Cost of operations excluding
  acquisition related and unusual                 --       1,951,048          (2,084)              --       1,948,964
costs................................
Selling, general and administrative
  expenses excluding acquisition
  related and unusual costs..........          3,302         227,824             240               --         231,366
Depreciation and amortization........             --         273,368              --               --         273,368
Goodwill amortization................             --         110,726              --               --         110,726
Acquisition related and unusual costs             --         588,855              --               --         588,855
                                      ---------------  --------------- ---------------- -------------- ----------------
  Operating income...................         (3,302)        188,943           2,151               --         187,792
Equity in earnings of unconsolidated
  affiliates.........................             --         (20,785)              --              --         (20,785)
Interest income......................         (4,028)         (3,156)            (28)              --          (7,212)
Interest expense.....................             --         443,063             (19)              --         443,044
Intercompany interest expense
  (income)...........................        (77,329)         77,329              --               --              --
Management fees......................         (5,000)          5,000              --               --              --
                                      ---------------  --------------- ---------------- -------------- ----------------
  Income (loss) before income taxes..         83,055        (312,508)          2,198               --        (227,255)
Income tax expense (benefit).........         33,388         (43,341)          1,197               --          (8,756)
Minority interest....................             --           2,751              --               --           2,751
                                      ---------------  --------------- ---------------- -------------- ----------------
  Income (loss) before extraordinary
   loss and cumulative effect of
   change in accounting principle....         49,667        (271,918)          1,001               --        (221,250)
Extraordinary loss, net of income
  tax benefit........................             --           3,223              --               --           3,223
Cumulative effect of change in
  accounting principle, net of income
  tax benefit........................             --          64,255              --               --          64,255
                                      ---------------  --------------- ---------------- -------------- ----------------
  Net income (loss)..................         49,667        (339,396)          1,001               --        (288,728)
Dividends on preferred stock.........         27,789              --              --               --          27,789
                                      ---------------  --------------- ---------------- -------------- ----------------
  Net income (loss) available to
    common shareholders.............. $       21,878  $     (339,396) $        1,001   $           --  $     (316,517)
                                      =============== =============== =============== ================ ================


                                                          ALLIED WASTE INDUSTRIES, INC.
                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                CONSOLIDATING STATEMENT OF OPERATIONS
                                                           (in thousands)

                                                            Year Ended December 31, 1998
                               ---------------------------------------------------------------------------------------
                                    Parent         Guarantors      Non-Guarantors     Eliminations     Consolidated
                               ---------------- ----------------- ----------------- ----------------- ----------------
Revenues...................... $           --   $    1,575,212    $          400    $           --    $    1,575,612
Cost of operations excluding
  acquisition related and
  unusual costs...............             --          892,273                --                --           892,273
Selling, general and
administrative expenses
  excluding acquisition
  related and unusual costs...          4,601          150,932               302                --           155,835
Depreciation and amortization.             --          149,260                --                --           149,260
Goodwill amortization.........             --           30,705                --                --            30,705
Acquisition related and
  unusual costs...............             --          317,616                --                --           317,616
                               ----------------- ---------------- ----------------- ----------------- ----------------
  Operating income............         (4,601)          34,426                98                --            29,923
Interest income...............             --           (4,022)               (8)               --            (4,030)
Interest expense..............             --           88,431                --                --            88,431
Intercompany interest
  expense (income)............        (95,836)          95,836                --                --                --
Management fees...............         (5,000)           5,000                --                --                --
                               ----------------- ---------------- ----------------- ----------------- ----------------
  Income (loss) before income
    taxes.....................         96,235         (150,819)              106                --           (54,478)
Income tax expense............         38,686            5,087                --                --            43,773
                               ----------------- ---------------- ----------------- ----------------- ----------------
  Income (loss) before
   extraordinary loss net of
   income tax benefit.........         57,549         (155,906)              106                --           (98,251)
Extraordinary loss, net of
  income tax benefit..........             --          124,801                --                --           124,801
                               ----------------- ---------------- ----------------- ----------------- ----------------
  Net income (loss)........... $       57,549   $     (280,707)   $          106    $           --    $     (223,052)
                               ================= ================ ================= ================= ================


                                                    ALLIED WASTE INDUSTRIES, INC.
                                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                       (in thousands)
                                                                          Year Ended December 31, 2000
                                                    -------------------------------------------------------------------------
                                                        Parent     Guarantors    Non-Guarantors  Eliminations  Consolidated
                                                    ------------  ------------    -------------  ------------- --------------

Cash (used for) provided by operating activities ..   $    (4,523)   $   855,368    $   (47,529)   $    --     $   803,316

Investing activities --
  Cost of acquisitions, net of cash acquired ......          --         (802,876)          --           --        (802,876)
  Proceeds from divestitures, net of cash divested           --        1,039,182           --           --       1,039,182
  Other investing activities ......................          --         (493,972)        47,715         --        (446,257)
                                                      -----------    -----------    -----------    ---------   -----------
Cash (used for) provided by investing activities ..          --         (257,666)        47,715         --        (209,951)
                                                      -----------    -----------    -----------    ---------   -----------

Financing activities --
  Proceeds from common stock ......................         1,724           --             --           --           1,724
  Proceeds from long-term debt, net of issuance ...          --        2,202,000           --           --       2,202,000
costs
  Repayments of long-term debt ....................          --       (2,796,400)          --           --      (2,796,400)
                                                      -----------    -----------    -----------    ---------   -----------
Cash provided by (used in) financing activities ...         1,724       (594,400)          --           --        (592,676)
                                                      -----------    -----------    -----------    ---------   -----------

Increase (decrease) in cash and cash equivalents ..        (2,799)         3,302            186         --             689
Cash and cash equivalents, beginning of period ....         3,759        117,396            250         --         121,405
                                                      -----------    -----------    -----------    ---------   -----------
Cash and cash equivalents, end of period ..........   $       960    $   120,698    $       436    $    --     $   122,094
                                                      ===========    ===========    ===========    =========   ===========

                                                                          Year Ended December 31, 1999
                                                    --------------------------------------------------------------------------
                                                        Parent    Guarantors   Non-Guarantors Eliminations Consolidated
                                                    ------------  -----------    ----------    ----------- -----------
Cash (used for) provided by operating activities   $  (981,443)   $ 1,470,239    $       215   $    --     $   489,011

Investing activities --
  Cost of acquisitions, net of cash acquired ...          --       (7,589,597)          --          --      (7,589,597)
  Other investing activities ...................          --          127,065           --          --         127,065
                                                   -----------    -----------    -----------   ---------   -----------
Cash used for investing activities .............          --       (7,462,532)          --          --      (7,462,532)
                                                   -----------    -----------    -----------   ---------   -----------
Financing activities --
  Net proceeds from sale of common stock and
exercise .......................................          --           10,198           --          --          10,198
    of stock options and warrants
  Net proceeds from sale of preferred stock ....       973,881           --             --          --         973,881
  Proceeds from long-term debt, net of issuance         10,189      8,662,106           --          --       8,672,295
costs
  Repayments of long-term debt .................          --       (2,601,190)          --          --      (2,601,190)
                                                   -----------    -----------    -----------   ---------   -----------
Cash provided by financing activities ..........       984,070      6,071,114           --          --       7,055,184
                                                   -----------    -----------    -----------   ---------   -----------

Increase in cash and cash equivalents ..........         2,627         78,821            215        --          81,663
Cash and cash equivalents, beginning of period .         1,132         38,575             35        --          39,742
                                                   -----------    -----------    -----------   ---------   -----------
Cash and cash equivalents, end of period .......   $     3,759    $   117,396    $       250   $    --     $   121,405
                                                   ===========    ===========    ===========   =========   ===========

                                                                          Year Ended December 31, 1998
                                                    --------------------------------------------------------------------------
                                                        Parent     Guarantors  Non-Guarantors  Eliminations  Consolidated
                                                    ------------  ------------ --------------- ------------- --------------
Cash provided by (used for) operating activities   $   246,580    $   (77,141)   $       (46)   $    --     $   169,393

Cash used for investing activities .............          --         (678,341)          --           --        (678,341)

Financing activities --
  Proceeds from long-term debt, net of issuance         11,324      2,713,938           --           --       2,725,262
costs
  Repayments of long-term debt .................      (256,950)    (2,008,791)          --           --      (2,265,741)
  Other financing activities ...................          --           55,849           --           --          55,849
                                                   -----------    -----------    -----------    ---------   -----------
Cash provided by (used in) financing activities       (245,626)       760,996           --           --         515,370
                                                   -----------    -----------    -----------    ---------   -----------

Increase (decrease) in cash and cash equivalents           954          5,514            (46)        --           6,422
Cash and cash equivalents, beginning of period .           178         33,061             81         --          33,320
                                                   -----------    -----------    -----------    ---------   -----------
Cash and cash equivalents, end of period .......   $     1,132    $    38,575    $        35    $    --     $    39,742
                                                   ===========    ===========    ===========    =========   ===========


Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

          Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item is incorporated by reference to the material appearing under the heading "Election of Directors" in the Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the material appearing under the heading "Executive Compensation" in the Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated by reference to the material appearing under the heading "Other Information - Principal Stockholders" in the Proxy Statement for the 2001 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated by reference to the material appearing under the heading "Certain Relationships and Related Transactions" in the Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statement Schedules -

Schedule II - Valuation and Qualifying Accounts


                                  Balance at       Charges to                           Other          Write-offs/      Balance at
                                   12/31/97          Expense                          Charges(1)        Payments         12/31/98
                                  ------------    --------------                     -------------    --------------   -------------
Allowance for doubtful accounts...$     9,348     $       8,086                      $      1,912     $     (5,439)    $     13,907
Severance and termination costs...         --            34,328                                --          (24,202)          10,126
Restructuring costs...............         --            10,152                                --           (2,522)           7,630

                                                                     Additions
                                  Balance at       Charges to         through           Other          Write-offs/      Balance at
                                   12/31/98          Expense          Goodwill        Charges(1)        Payments         12/31/99
                                  ------------    --------------    -------------    -------------    --------------   -------------
Allowance for doubtful accounts...$    13,907     $      10,305     $        --      $     51,341     $    (16,063)    $     59,490
Severance and termination costs...     10,126               499          52,254                --          (31,456)          31,423
Restructuring costs...............      7,630               565           1,426                --           (7,117)           2,504


                                  Balance at       Charges to                           Other          Write-offs/      Balance at
                                   12/31/99          Expense                          Charges(1)        Payments         12/31/00
                                  ------------    --------------                     -------------    --------------   -------------
Allowance for doubtful accounts...$    59,490     $      19,463                      $      6,421     $    (42,275)    $     43,099
Severance and termination costs...     31,423                --                                --          (27,041)           4,382
Restructuring costs...............      2,504             6,074                                --           (2,630)           5,948

(1)  Amounts primarily relate to acquired companies.

Valuation and qualifying accounts not included above have been shown in Notes 1 and 7 of our financial statements included in Part II Item 8 of this Form 10-K.

Exhibit No.                    Description
-----------                   ------------
2.1 Amended and Restated Agreement and Plan of Reorganization between Allied Waste Industries, Inc. and Rabanco Acquisition Company, Rabanco Acquisition Company Two, Rabanco Acquisition Company Three, Rabanco Acquisition Company Four, Rabanco Acquisition Company Five, Rabanco Acquisition Company Six, Rabanco Acquisition Company Seven, Rabanco Acquisition Company Eight, Rabanco Acquisition Company Nine, Rabanco Acquisition Company Ten, Rabanco Acquisition Company Eleven, and Rabanco Acquisition Company Twelve. Exhibit
     2.4 to Allied's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.
2.2 Agreement and Plan of Merger dated as of August 10, 1998 by and among Allied Waste Industries, Inc., AWIN II Acquisition Corporation and American Disposal Services, Inc. Exhibit 2 to Allied's Current Report on Form 8-K filed August 21, 1998 is incorporated herein by reference.
2.3 Agreement and Plan of Merger dated as of March 7, 1999 by and among Allied Waste Industries, Inc., AWIN I Acquisition Corporation and Browning-Ferris Industries, Inc. Exhibit 2 to Allied's Current Report on Form 8-K filed March 16, 1999 is incorporated herein by reference.
3.1 Amended Certificate of Incorporation of Allied (Incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1996).
3.2  Amended and Restated Bylaws of Allied as of July 30, 1999.
3.3 Amendment to Amended Certificate of Incorporation of Allied dated October 15, 1998. Exhibit 3.4 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.
4.1  Specimen  certificate  for shares of Common Stock par value $.01 per share.
     Exhibit 4.2 of Allied's Registration Statement on Form S-1 (No. 33-48507) is incorporated herein by reference.
4.2 1991 Incentive Stock Plan of Allied. Exhibit 10.T to Allied's Form 10 dated May 14, 1991, is incorporated herein by reference.
4.3 1991 Non-Employee Director Stock Plan of Allied. Exhibit 10.U to Allied's Form 10 dated May 14, 1991, is incorporated herein by reference.
4.4 1993 Incentive Stock Plan of Allied. Exhibit 10.3 to Allied's Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.
4.5 1994 Amended and Restated Non-Employee Director Stock Option Plan of Allied. Exhibit B to Allied's Definitive Proxy Statement in accordance with
     Schedule 14A dated April 28, 1994, is incorporated herein by reference.
4.6 Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit 10.2 to Allied's Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.
4.7 Amended and Restated 1994 Incentive Stock Plan. Exhibit 10.1 to Allied's Quarterly Report on Form 10-Q dated May 31, 1996, is incorporated herein by reference.
4.8  Amendment No. 1 to the 1991  Incentive  Stock Plan dated  November 1, 1996.
     Exhibit 4.20 to Allied's Annual Report on Form 10-K dated March 31, 1998 is incorporated herein by reference.
4.9 Senior Indenture relating to the 1998 Senior Notes dated as of December 23, 1998, by and among Allied NA and U.S. Bank Trust National Association, as Trustee, with respect to the 1998 Senior Notes and Exchange Notes. Exhibit
     4.1 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.10 Five Year Series Supplemental Indenture relating to the 1998 Five Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.2 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.11 Form of Series B Five Year Notes (included in Exhibit 4.21). Exhibit 4.3 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.12 Seven Year Series Supplemental Indenture relating to the 1998 Seven Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.4 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.13 Form of Series B Seven Year Notes (included in Exhibit 4.25). Exhibit 4.5 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.14 Ten Year Series Supplemental Indenture relating to the 1998 Ten Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee.
     Exhibit 4.6 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.15 Form of Series B Ten Year Notes. Exhibit 4.7 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.16 Fourth Supplemental Indenture relating to the 1998 Senior Notes, dated as of July 30, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.26 to Allied's Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.
4.17 Fifth Supplemental Indenture relating to the 1998 Senior Notes, dated as of December 29, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.27 to Allied's Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.
4.18 Collateral Trust Agreement, dated July 30, 1999, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee, is incorporated herein by reference.
4.19 Shared Collateral Pledge Agreement, dated July 30, 1999, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee, is incorporated herein by reference.
4.20 Shared Collateral Security Agreement, dated July 30, 1999, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee, is incorporated herein by reference.
4.21 Certificate of Designation for Series A Senior Convertible Preferred Stock.
     Exhibit 4.1 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
4.22 Certificate of Designation for Series B Junior Preferred Stock. Exhibit 4.2 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
4.23 Subordinated Indenture, dated July 30, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee, regarding the 10% Senior Subordinated Notes due 2009 of Allied NA.
     Exhibit 4.1 to Allied's Registration Statement on Form S-4 (No. 333-91539), is incorporated herein by reference.
4.24 First Supplemental Indenture, dated July 30, 1999 among Allied NA, certain subsidiaries of Allied NA and U.S. Bank Trust, National Association, as Trustee, regarding 10% Senior Subordinated Notes due 2009 of Allied NA.
     Exhibit 4.3 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
4.25 Second Supplemental Subordinated Indenture relating to the 10% Senior Subordinated Notes due 2009 of Allied NA, dated December 29, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.2 to Allied's Registration Statement on Form S-4 (No. 333-91539), is incorporated herein by reference.
4.26 Form of 10%  Series B Senior  Subordinated  Notes  due  2009  (included  in
     Exhibit 4.25), is incorporated herein by reference.
4.27 Restated Indenture, relating to debt issued by BFI, dated September 1, 1991, among BFI and First City, Texas-Houston, National Association, as Trustee, is incorporated herein by reference.
4.28 First Supplemental Indenture relating to the debt issued by BFI, dated July 30, 1999, among Allied, BFI and Chase Bank of Texas, National Association, as Trustee, is incorporated herein by reference.
4.29 Rights Agreement, dated as of May 25, 2000, between Allied and American Stock Transfer & Trust Company, as Rights Agent. Exhibit 1 to Allied's Registration Statement on Form 8-A filed May 31, 2000, is incorporated herein by reference.
10.1 Securities Purchase Agreement dated April 21, 1997 between Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.; Laidlaw Inc. and Laidlaw Transportation, Inc.; and Allied Waste Industries, Inc. Exhibit 10.1 to Allied's Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.
10.2 Executive Employment Agreement between Allied and with Henry L. Hirvela dated February 23, 2000, is incorporated herein by reference.

10.3 Executive Employment Agreement between Allied and with Thomas H. Van Weelden dated January 1, 1999. Exhibit 10.9 to Allied's Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.
10.4 Executive Employment Agreement between Allied and with Larry D. Henk dated June 6, 1997. Exhibit 10.4 to Allied's Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.
10.5 Executive Employment Agreement between Allied and with Steven M. Helm dated June 6, 1997. Exhibit 10.5 to Allied's Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.
10.6 Executive Employment Agreement between Allied and with Donald W. Slager dated January 1, 1999. Exhibit 10.12 to Allied's Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.
10.7 Executive Employment Agreement between Allied and with Peter S. Hathaway dated June 6, 1997. Exhibit 10.14 to Allied's Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.
10.8 Executive Employment Agreement between Allied and with Michael G. Hannon dated June 6, 1997. Exhibit 10.15 to Allied's Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.
10.9 Registration Rights Agreement, dated as of July 30, 1999, by and among Allied, the Guarantors and the initial purchasers, relating to the $2,000,000,000 10% Senior Subordinated Notes due 2009. Exhibit 10.3 to Allied's Current Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.10Purchase   Agreement  dated  July  27,  1999,  by  and  among  Allied,  the
     Guarantors and the initial purchasers, with respect to the $2,000,000,000 10% Senior Subordinated Notes due 2009. Exhibit 10.4 to Allied's Current Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.11Credit  Facility  dated  as of July  21,  1999.  Exhibit  10.1 to  Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.12Non-Shared  Collateral  Security  Agreement,  dated  July 30,  1999,  among
     Allied, Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Agent, is incorporated herein by reference.
10.13Non-Shared Collateral Pledge Agreement,  dated July 30, 1999, among Allied,
     Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Agent, is incorporated herein by reference.
10.14Second Amended and Restated  Shareholders  Agreement,  dated as of July 30,
     1999, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.2 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.15Amended and Restated  Registration  Rights  Agreement  dated as of July 30,
     1999, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.3 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
12   * Ratio of earnings to fixed charges and preferred stock dividends.
21   * Subsidiaries of the Registrant.
23.1 * Consent of Arthur Andersen LLP.

     * Filed herewith

Reports on Form 8-K during the Quarter Ended December 31, 2000

November 7, 2000    Our Current Report on Form 8-K reports the financial results for the third quarter of 2000.

                                   Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          ALLIED WASTE INDUSTRIES, INC.


  Date:       3/15/01            By:       /s/ THOMAS W. RYAN
        -------------------        ------------------------------------
                                            Thomas W. Ryan
                            Executive Vice President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                               Title                   Date
--------------------------   ------------------------------------- ------------

                             Director, Chairman of the Board of
/s/ THOMAS H. VAN WEELDEN     Directors and Chief Executive Officer   3/15/01
--------------------------    (Principal Executive officer)         -----------
 Thomas H. Van Weelden

   /s/ THOMAS W. RYAN        Executive Vice President and Chief       3/15/01
--------------------------    Financial Officer                     -----------
     Thomas W. Ryan

 /s/ PETER S. HATHAWAY       Senior Vice President, Finance           3/15/01
--------------------------    (Principal Accounting Officer)        -----------
   Peter S. Hathaway


   /s/ MICHAEL GROSS         Director                                 3/16/01
--------------------------                                          -----------
     Michael Gross

   /s/ DENNIS HENDRIX        Director                                 3/16/01
--------------------------                                          -----------
     Dennis Hendrix

   /s/ LEON D. BLACK         Director                                 3/16/01
--------------------------                                          -----------
     Leon D. Black

   /s/ NOLAN LEHMANN         Director                                 3/16/01
--------------------------                                          -----------
     Nolan Lehmann

  /s/ HOWARD A. LIPSON       Director                                 3/19/01
--------------------------                                          -----------
    Howard A. Lipson

  /s/ ROGER A. RAMSEY        Director                                 3/20/01
--------------------------                                          -----------
    Roger A. Ramsey

          /s/                Director
--------------------------                                          -----------
   Antony P. Ressler

  /s/ WARREN B. RUDMAN       Director                                 3/15/01
--------------------------                                          -----------
    Warren B. Rudman

    /s/ VINCENT TESE         Director                                 3/16/01
--------------------------                                          -----------
      Vincent Tese

   /s/ DAVID BLITZER         Director                                 3/16/01
--------------------------                                          -----------
     David Blitzer

    /s/ ROBERT AGATE         Director                                 3/16/01
--------------------------                                          -----------
      Robert Agate

                                 EXHIBIT INDEX

Exhibit No.                      Description
-----------                      -----------
2.1 Amended and Restated Agreement and Plan of Reorganization between Allied Waste Industries, Inc. and Rabanco Acquisition Company, Rabanco Acquisition Company Two, Rabanco Acquisition Company Three, Rabanco Acquisition Company Four, Rabanco Acquisition Company Five, Rabanco Acquisition Company Six, Rabanco Acquisition Company Seven, Rabanco Acquisition Company Eight, Rabanco Acquisition Company Nine, Rabanco Acquisition Company Ten, Rabanco Acquisition Company Eleven, and Rabanco Acquisition Company Twelve. Exhibit
     2.4 to Allied's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.
2.2 Agreement and Plan of Merger dated as of August 10, 1998 by and among Allied Waste Industries, Inc., AWIN II Acquisition Corporation and American Disposal Services, Inc. Exhibit 2 to Allied's Current Report on Form 8-K filed August 21, 1998 is incorporated herein by reference.
2.3 Agreement and Plan of Merger dated as of March 7, 1999 by and among Allied Waste Industries, Inc., AWIN I Acquisition Corporation and Browning-Ferris Industries, Inc. Exhibit 2 to Allied's Current Report on Form 8-K filed March 16, 1999 is incorporated herein by reference.
3.1 Amended Certificate of Incorporation of Allied (Incorporated herein by reference to Exhibit 3.1 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1996).
3.2  Amended and Restated Bylaws of Allied as of July 30, 1999.
3.3 Amendment to Amended Certificate of Incorporation of Allied dated October 15, 1998. Exhibit 3.4 to the Company's Report on Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.
4.1  Specimen  certificate  for shares of Common Stock par value $.01 per share.
     Exhibit 4.2 of Allied's Registration Statement on Form S-1 (No. 33-48507) is incorporated herein by reference.
4.2 1991 Incentive Stock Plan of Allied. Exhibit 10.T to Allied's Form 10 dated May 14, 1991, is incorporated herein by reference.
4.3 1991 Non-Employee Director Stock Plan of Allied. Exhibit 10.U to Allied's Form 10 dated May 14, 1991, is incorporated herein by reference.
4.4 1993 Incentive Stock Plan of Allied. Exhibit 10.3 to Allied's Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.
4.5 1994 Amended and Restated Non-Employee Director Stock Option Plan of Allied. Exhibit B to Allied's Definitive Proxy Statement in accordance with
     Schedule 14A dated April 28, 1994, is incorporated herein by reference.
4.6 Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit 10.2 to Allied's Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.
4.7 Amended and Restated 1994 Incentive Stock Plan. Exhibit 10.1 to Allied's Quarterly Report on Form 10-Q dated May 31, 1996, is incorporated herein by reference.
4.8  Amendment No. 1 to the 1991  Incentive  Stock Plan dated  November 1, 1996.
     Exhibit 4.20 to Allied's Annual Report on Form 10-K dated March 31, 1998 is incorporated herein by reference.
4.9 Senior Indenture relating to the 1998 Senior Notes dated as of December 23, 1998, by and among Allied NA and U.S. Bank Trust National Association, as Trustee, with respect to the 1998 Senior Notes and Exchange Notes. Exhibit
     4.1 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.10 Five Year Series Supplemental Indenture relating to the 1998 Five Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.2 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.11 Form of Series B Five Year Notes (included in Exhibit 4.21). Exhibit 4.3 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.12 Seven Year Series Supplemental Indenture relating to the 1998 Seven Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.4 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.13 Form of Series B Seven Year Notes (included in Exhibit 4.25). Exhibit 4.5 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.14 Ten Year Series Supplemental Indenture relating to the 1998 Ten Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee.
     Exhibit 4.6 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.15 Form of Series B Ten Year Notes. Exhibit 4.7 to Allied's Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
4.16 Fourth Supplemental Indenture relating to the 1998 Senior Notes, dated as of July 30, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.26 to Allied's Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.
4.17 Fifth Supplemental Indenture relating to the 1998 Senior Notes, dated as of December 29, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.27 to Allied's Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.
4.18 Collateral Trust Agreement, dated July 30, 1999, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee, is incorporated herein by reference.
4.19 Shared Collateral Pledge Agreement, dated July 30, 1999, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee, is incorporated herein by reference.
4.20 Shared Collateral Security Agreement, dated July 30, 1999, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee, is incorporated herein by reference.
4.21 Certificate of Designation for Series A Senior Convertible Preferred Stock.
     Exhibit 4.1 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
4.22 Certificate of Designation for Series B Junior Preferred Stock. Exhibit 4.2 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
4.23 Subordinated Indenture, dated July 30, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee, regarding the 10% Senior Subordinated Notes due 2009 of Allied NA.
     Exhibit 4.1 to Allied's Registration Statement on Form S-4 (No. 333-91539), is incorporated herein by reference.
4.24 First Supplemental Indenture, dated July 30, 1999 among Allied NA, certain subsidiaries of Allied NA and U.S. Bank Trust, National Association, as Trustee, regarding 10% Senior Subordinated Notes due 2009 of Allied NA.
     Exhibit 4.3 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
4.25 Second Supplemental Subordinated Indenture relating to the 10% Senior Subordinated Notes due 2009 of Allied NA, dated December 29, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.2 to Allied's Registration Statement on Form S-4 (No. 333-91539), is incorporated herein by reference.
4.26 Form of 10%  Series B Senior  Subordinated  Notes  due  2009  (included  in
     Exhibit 4.25), is incorporated herein by reference.
4.27 Restated Indenture, relating to debt issued by BFI, dated September 1, 1991, among BFI and First City, Texas-Houston, National Association, as Trustee, is incorporated herein by reference.
4.28 First Supplemental Indenture relating to the debt issued by BFI, dated July 30, 1999, among Allied, BFI and Chase Bank of Texas, National Association, as Trustee, is incorporated herein by reference.
4.29 Rights Agreement, dated as of May 25, 2000, between Allied and American Stock Transfer & Trust Company, as Rights Agent. Exhibit 1 to Allied's Registration Statement on Form 8-A filed May 31, 2000, is incorporated herein by reference.
10.1 Securities Purchase Agreement dated April 21, 1997 between Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.; Laidlaw Inc. and Laidlaw Transportation, Inc.; and Allied Waste Industries, Inc. Exhibit 10.1 to Allied's Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.
10.2 Executive Employment Agreement between Allied and with Henry L. Hirvela dated February 23, 2000, is incorporated herein by reference.

10.3 Executive Employment Agreement between Allied and with Thomas H. Van Weelden dated January 1, 1999. Exhibit 10.9 to Allied's Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.
10.4 Executive Employment Agreement between Allied and with Larry D. Henk dated June 6, 1997. Exhibit 10.4 to Allied's Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.
10.5 Executive Employment Agreement between Allied and with Steven M. Helm dated June 6, 1997. Exhibit 10.5 to Allied's Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.
10.6 Executive Employment Agreement between Allied and with Donald W. Slager dated January 1, 1999. Exhibit 10.12 to Allied's Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.
10.7 Executive Employment Agreement between Allied and with Peter S. Hathaway dated June 6, 1997. Exhibit 10.14 to Allied's Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.
10.8 Executive Employment Agreement between Allied and with Michael G. Hannon dated June 6, 1997. Exhibit 10.15 to Allied's Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.
10.9 Registration Rights Agreement, dated as of July 30, 1999, by and among Allied, the Guarantors and the initial purchasers, relating to the $2,000,000,000 10% Senior Subordinated Notes due 2009. Exhibit 10.3 to Allied's Current Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.10Purchase   Agreement  dated  July  27,  1999,  by  and  among  Allied,  the
     Guarantors and the initial purchasers, with respect to the $2,000,000,000 10% Senior Subordinated Notes due 2009. Exhibit 10.4 to Allied's Current Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.11Credit  Facility  dated  as of July  21,  1999.  Exhibit  10.1 to  Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.12Non-Shared  Collateral  Security  Agreement,  dated  July 30,  1999,  among
     Allied, Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Agent, is incorporated herein by reference.
10.13Non-Shared Collateral Pledge Agreement,  dated July 30, 1999, among Allied,
     Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Agent, is incorporated herein by reference.
10.14Second Amended and Restated  Shareholders  Agreement,  dated as of July 30,
     1999, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.2 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.15Amended and Restated  Registration  Rights  Agreement  dated as of July 30,
     1999, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.3 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
12   * Ratio of earnings to fixed charges and preferred stock dividends.
21   * Subsidiaries of the Registrant.
23.1 * Consent of Arthur Andersen LLP.

     * Filed herewith

Reports on Form 8-K during the Quarter Ended December 31, 2000

November 7, 2000    Our Current Report on Form 8-K reports the financial results for the third quarter of 2000.