Form 10-Q
period 2001-03-31
ALLIED WASTE INDUSTRIES INC
filed 2001-05-15
CIK 848865

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

                 For the quarterly period ended: March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934


                  For the transition period from           to
                                                  -------       ------

                         Commission File Number 0-19285


                          ALLIED WASTE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                         88-0228636
  (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization.)

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
Yes  X   No
    ---     ---


    Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

          Class                          Outstanding as of May 11, 2001
        ------------                  -------------------------------------

     Common Stock.........................................     197,274,475
                                                               -----------


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          ALLIED WASTE INDUSTRIES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX



Part I Financial Information

Item 1     Financial Statements
                 Consolidated Balance Sheets.........................................................  3
                 Consolidated Statements of Operations...............................................  4
                 Consolidated Statements of Stockholders' Equity.....................................  5
                 Consolidated Statements of Cash Flows...............................................  6
                 Notes to Consolidated Financial Statements..........................................  7

 Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations....  23


 Part II Other Information


 Item 1     Legal Proceedings........................................................................  30

 Item 2     Changes in Securities....................................................................  30

 Item 3     Defaults Upon Senior Securities..........................................................  30

 Item 4     Submission of Matters to a Vote of Security Holders......................................  30

 Item 5     Other Information........................................................................  30

 Item 6     Exhibits and Reports on Form 8-K.........................................................  30

 Signatures..........................................................................................  32



                                                ALLIED WASTE INDUSTRIES, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except per share amounts)


                                                                        March 31,             December 31,
                                                                          2001                    2000
                                                                    ------------------      ------------------
                                                                       (unaudited)
ASSETS
Current Assets --
Cash and cash equivalents.......................................... $       107,772         $       122,094
Accounts receivable, net of allowance of $32,150 and $43,099.......         754,049                 823,259
Prepaid and other current assets...................................         145,444                 119,483
Deferred income taxes, net.........................................         210,493                 206,867
                                                                    ------------------      ------------------
  Total current assets.............................................       1,217,758               1,271,703
Property and equipment, net........................................       3,826,429               3,860,538
Goodwill, net .....................................................       8,562,053               8,717,438
Other assets, net..................................................         642,429                 663,955
                                                                    ------------------      ------------------
  Total assets..................................................... $    14,248,669         $    14,513,634
                                                                    ==================      ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
Current portion of long-term debt.................................. $        10,357         $        13,997
Accounts payable...................................................         381,908                 476,333
Accrued closure, post-closure and environmental costs..............         153,541                 153,226
Accrued interest...................................................         174,287                 165,954
Other accrued liabilities..........................................         520,791                 564,154
Unearned revenue...................................................         229,444                 226,088
                                                                     -----------------       -----------------
  Total current liabilities........................................       1,470,328               1,599,752
Long-term debt, less current portion...............................       9,514,791               9,635,124
Deferred income taxes..............................................         261,150                 358,637
Accrued closure, post-closure and environmental costs..............         876,236                 880,580
Other long-term obligations........................................         445,011                 271,882
Commitments and contingencies
Series A Senior Convertible Preferred Stock, 1,000 shares
  authorized, issued and outstanding, liquidation
  preference of $1,114 and $1,096 per share........................       1,113,613               1,096,046
Stockholders' Equity --
Common stock.......................................................           1,964                   1,961
Additional paid-in capital.........................................       1,100,595               1,114,553
Accumulated comprehensive loss ....................................         (71,667)                     --
Retained deficit...................................................        (463,352)               (444,901)
                                                                     -----------------       -----------------
  Total stockholders' equity.......................................         567,540                 671,613
                                                                     -----------------       -----------------
  Total liabilities and stockholders' equity....................... $    14,248,669         $    14,513,634
                                                                     =================       =================


The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                           ALLIED WASTE INDUSTRIES, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (in thousands, except for per share amounts, unaudited)


                                                                          Three Months Ended March 31,
                                                                       -----------------------------------
                                                                            2001                2000
                                                                       ---------------     ---------------
Revenues.............................................................  $    1,353,838      $    1,378,294
Cost of operations...................................................         780,064             809,956
Selling, general and administrative expenses.........................         102,445             106,155
Depreciation and amortization........................................         113,609             111,597
Goodwill amortization................................................          56,564              54,014
Acquisition related and unusual costs................................           5,498              36,049
Non-cash loss on asset sale..........................................         107,011                  --
                                                                       ---------------     ---------------
  Operating income...................................................         188,647             260,523
Equity in earnings of unconsolidated affiliates......................          (9,105)            (13,497)
Interest income......................................................          (1,895)               (603)
Interest expense.....................................................         218,640             214,406
                                                                       ---------------     ---------------
  Income (loss) before income taxes..................................         (18,993)             60,217
Income tax expense (benefit).........................................         (11,742)             33,661
Minority interest....................................................           1,747               1,591
                                                                       ---------------     ---------------
  Income (loss) before extraordinary loss............................          (8,998)             24,965
Extraordinary loss, net of income tax benefit........................           9,453               6,484
                                                                       ---------------     ---------------
  Net income (loss)..................................................         (18,451)             18,481
Dividends on preferred stock.........................................          17,570              16,610
                                                                       ---------------     ---------------
  Net income (loss) available to common shareholders.................  $      (36,021)     $        1,871
                                                                       ===============     ===============

Basic EPS:
Income (loss) available to common shareholders before extraordinary
  loss, net of income tax benefit....................................  $       (0.14)      $         0.04
Extraordinary loss, net of income tax benefit........................          (0.05)               (0.03)
                                                                       ---------------     ---------------
  Net income (loss) available to common shareholders.................  $       (0.19)      $         0.01
                                                                       ===============     ===============
Weighted average common shares.......................................        189,203              188,673
                                                                       ===============     ===============

Diluted EPS:
Income (loss) available to common shareholders before extraordinary
  loss, net of income tax benefit....................................  $       (0.14)      $         0.04
Extraordinary loss, net of income tax benefit........................          (0.05)               (0.03)
                                                                       ---------------     ---------------
  Net income (loss) available to common shareholders.................  $       (0.19)      $         0.01
                                                                       ===============     ===============
Weighted average common and common equivalent shares.................        189,203              189,461
                                                                       ===============     ===============


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                        ALLIED WASTE INDUSTRIES, INC.
                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                          (in thousands, unaudited)


                                                                                                                     Comprehensive
                                                                                                                      Income for
                                                      Additional        Accumulated                      Total         the Three
                                       Common          Paid-In         Comprehensive    Retained     Stockholders'    Months Ended
                                        Stock          Capital             Loss          Deficit        Equity       March 31, 2000
                                    --------------    --------------  ---------------  -------------  --------------  --------------
Balance as of December 31, 1999...  $      1,885      $   1,179,180   $        --      $  (569,288)   $   611,777
  Common stock, issued, net.......             2                 19            --                --            21
  Stock options, net..............            --               (376)           --                --          (376)
  Dividends declared on Series A
     Senior Convertible Preferred
     Stock........................            --            (16,610)           --                --       (16,610)
  Net income......................            --                 --            --            18,481        18,481     $     18,481

Other comprehensive income, net of
  tax:............................            --                 --            --                --            --               --

                                    --------------    --------------  ---------------  -------------  --------------  --------------
Balance as of March 31, 2000......  $      1,887      $   1,162,213   $        --      $   (550,807)  $   613,293     $     18,481
                                    ==============    ==============  ===============  =============  ==============  ==============


                                                                                                                      Comprehensive
                                                                                                                       Loss for the
                                                                                                                       Three Months
                                                                                                                          Ended
                                                                                                                      March 31, 2001
                                                                                                                      --------------
Balance as of  December 31, 2000..  $      1,961      $   1,114,553   $        --      $  (444,901)   $   671,613
  Common stock, issued, net.......            --              1,203            --                --         1,203
  Stock options, net..............             3              2,409            --                --         2,412
  Dividends declared on Series A
    Senior Convertible Preferred
    Stock.........................            --            (17,570)           --                --        (17,570)
  Net loss........................            --                 --            --           (18,451)       (18,451)   $    (18,451)

Other comprehensive loss, net of
  tax:
  Cumulative effect of change in
    account principle.............            --                --        (45,193)               --        (45,193)        (45,193)
  Net loss deferred on hedging
    derivatives...................            --                --        (32,594)               --        (32,594)        (32,594)
Less:  Net loss on hedging
  derivatives reclassified to
earnings .........................            --                --          6,120                --          6,120           6,120

                                    --------------    --------------  ---------------  -------------  --------------   -------------
Balance as of March 31, 2001......  $      1,964      $   1,100,595   $   (71,667)     $   (463,352)  $   567,540     $    (90,118)
                                    ==============    ==============  ===============  =============  ==============   =============




The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                          ALLIED WASTE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                                                  Three Months Ended March 31,
                                                                                ----------------------------------
                                                                                     2001               2000
                                                                                ---------------    ---------------
Operating activities --
Net income (loss)...........................................................   $    (18,451)      $     18,481
Adjustments to reconcile net income (loss) to cash provided by operating activities--
Provisions for:
  Depreciation and amortization.............................................        170,173            165,611
  Non-cash loss on asset sale...............................................        107,011                --
  Undistributed earnings of equity investment in unconsolidated subsidiary..         (9,105)           (12,142)
  Doubtful accounts.........................................................          2,426              5,907
  Accretion of debt and amortization of debt issuance costs.................         10,329             12,033
  Deferred income tax provision (benefit)...................................        (38,105)            33,657
  Gain on sale of assets....................................................           (697)            (4,540)
  Extraordinary loss due to early extinguishments of debt, net of income tax
  benefit and cash premium paid.............................................          4,828              6,484
Change in operating assets and liabilities, excluding the effects of purchase acquisitions--
  Accounts receivable, prepaid expenses, inventories and other..............         28,806             55,011
  Accounts payable, accrued liabilities, unearned income, and other.........        (58,689)          (125,768)
  Acquisition related and non-recurring accruals............................        (30,812)           (55,091)
  Closure and post-closure provision........................................         16,954             15,824
  Closure and post-closure expenditures.....................................        (13,063)           (10,537)
  Environmental expenditures................................................        (17,511)            (7,159)
                                                                               ---------------    ---------------
Cash provided by operating activities.......................................        154,094             97,771
                                                                               ---------------    ---------------

Investing activities --
  Cost of acquisitions, net of cash acquired................................        (33,263)          (384,623)
  Proceeds from divestitures, net of cash divested..........................         58,634            425,134
  Accruals for acquisition price and severance costs........................           (574)           (16,910)
  Net distributions from unconsolidated subsidiaries........................             --              4,470
  Capital expenditures, excluding acquisitions..............................        (62,328)           (89,475)
  Capitalized interest......................................................        (12,714)           (10,067)
  Proceeds from sale of fixed assets........................................          5,986             24,985
  Change in deferred acquisition costs, notes receivable, and other.........         12,517             (7,798)
                                                                               ---------------    ---------------
Cash used for investing activities..........................................        (31,742)           (54,284)
                                                                               ---------------    ---------------

Financing activities --
  Net proceeds from sale of common stock and exercise of stock options......          1,737                 --
  Proceeds from long-term debt, net of issuance costs.......................        972,747            895,000
  Repayments of long-term debt..............................................     (1,111,158)          (996,110)
                                                                               ---------------    ---------------
Cash used for financing activities..........................................       (136,674)          (101,110)
                                                                               ---------------    ---------------

Decrease in cash and cash equivalents.......................................        (14,322)           (57,623)
Cash and cash equivalents, beginning of period..............................        122,094            121,405
                                                                               ---------------    ---------------
Cash and cash equivalents, end of period....................................   $    107,772       $     63,782
                                                                               ===============    ===============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization and Summary of Significant Accounting Policies

Allied Waste Industries, Inc. ("Allied" or "we"), a Delaware corporation, is the second largest, non-hazardous solid waste management company in the United States. We provide non-hazardous waste collection, transfer, disposal and recycling services to approximately 10 million customers in 39 states, geographically identified as the Atlantic, Central, Great Lakes, Midwest, Northeast, Southeast, Southwest and West regions of the United States.

The Consolidated Financial Statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The Consolidated Balance Sheet as of December 31, 2000 and the unaudited interim Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading when read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000. The Consolidated Financial Statements as of March 31, 2001, and for the three months ended March 31, 2001 and 2000 reflect, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to their current presentation.

Operating results for interim periods are not necessarily indicative of the results for full years. These Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2000 and the related notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 27, 2001.

Except for adoption of the new derivative accounting principle (see Derivative instruments and hedging activities), there have been no significant additions to or changes in our accounting policies since December 31, 2000. For a description of our accounting policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 2000 in our Annual Report on Form 10-K.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition related and unusual costs --

During 2001, we recorded approximately $5.5 million of acquisition related and unusual costs comprised of transition costs related to transitional employees and duplicative facilities and operations associated with the acquisition of Browning-Ferris Industries, Inc. ("BFI").

During 2000, we recorded approximately $127.3 million of acquisition related and unusual costs primarily associated with the acquisition of BFI. These costs are comprised primarily of approximately $75.2 million of transition costs related to transitional employees and duplicative facilities and operations, $30.2 million relating to changes in estimated loss contract provisions, restructuring and abandonment liabilities, litigation liabilities and environmental related matters and $26.5 million of non-cash asset impairments related to the divestitures of certain operations. Additionally during 2000, we reversed through acquisition related and unusual costs approximately $4.6 million of accruals established in connection with the acquisition of BFI and accruals associated with 1998 acquisitions.

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

The following table reflects the cash activity through March 31, 2001 related to the acquisition related and unusual costs accrued during 1999 (in thousands):


                                                               Litigation
                            Transition           Loss        and Compliance
                               Costs           Contracts          Costs             Total
                          ----------------  ---------------- ----------------  ----------------

1999 Additions through
   Expense................$      77,350     $    32,643      $     113,382     $     223,375
1999 Expenditures.........      (74,654)         (6,058)            (1,553)          (82,265)
2000 Expenditures.........       (2,091)        (14,698)           (30,960)          (47,749)
2001 Expenditures.........           --          (3,523)            (3,982)           (7,505)
Adjustments...............         (605)         18,776              6,538            24,709
                          ----------------  ---------------- ----------------  ----------------
Balance Remaining
   March 31, 2001.........$          --    $     27,140      $      83,425     $     110,565
                          ================  ================ ================  ================

Additionally during 1999, we charged to acquisition related and unusual costs $267.0 million related to environmental matters, $105.2 million of non-cash asset impairments, $0.5 million of restructuring, abandonment and other costs and reversed approximately $7.2 million of accruals related to 1998 acquisitions.

Non-cash loss on asset sale --

As part of our ongoing review of the operations and the self-funding market development program for 2001, we sold certain non-integrated operations in the Northeast region for approximately $53 million during the month of February 2001. The proceeds were used to repay debt, but will likely be deployed later this year as a part of our self-funding market development program to purchase assets in other markets that improve our market density and internalization. In connection with this sale, we reflected a non-cash loss of approximately $107 million ($65 million, net of income tax benefit) in the reported results for the first quarter of 2001.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Extraordinary loss --

In January 2001, we repaid $589.5 million of the tranche A, B and C term loan facility prior to its maturity date, with net proceeds from the issuance of $600 million of senior secured notes (See Note 2). In connection with this repayment, we recognized an extraordinary charge for the early extinguishment of the debt of approximately $15.6 million ($9.5 million, net of income tax benefit, $0.05 per share) related to the write-off of deferred debt issuance costs and costs associated with the refinancing.

In February 2000, we repaid the asset sale term loan facility prior to its maturity date. In connection with this repayment, we recognized a non-cash extraordinary charge for the early extinguishment of the debt of approximately $10.7 million ($6.5 million, net of income tax benefit, $0.03 per share) related to the write-off of deferred debt issuance costs.

Statements of cash flows --

The non-cash transactions are as follows (in thousands):

                                                                   Three Months Ended
                                                                        March 31,
                                                               ----------------------------
                                                                  2001            2000
                                                               ------------    ------------
 Debt and liabilities incurred or assumed in acquisitions..... $    6,289      $   56,540


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

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative instruments and hedging activities --

Effective January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. Adoption of these new accounting standards had no effect on net income and resulted in cumulative after tax reductions of $71.7 million in the first quarter of 2001 to accumulated comprehensive income, included as a component of reported stockholders' equity. At March 31, 2001 a liability of $118.5 million is included in the Consolidated Balance Sheet in other long-term obligations reflecting the market cost of hypothetical settlement of our swap portfolio on that date. This liability will fluctuate with market interest rates but will reduce to zero over the terms of each of our swap instruments. Our swap portfolio stabilizes our incurred and reported interest expense with the consequence of balance sheet fluctuations caused by changes in market interest rates.

Our earnings and cash flow are subject to fluctuations due to changes in interest rates. We primarily have interest rate risk relating to long-term variable rate bank debt. Our objective is to reduce the aggregate exposure of capital and future cash flows to volatility or adverse movements in interest rates. Our policy is to use interest rate swap agreements to manage our exposure. Interest rate swap agreements are entered into solely for the purpose of reducing risk; positions are not taken for speculative purposes. Our derivative activities are subject to the management, direction and control of our Hedging Committee. Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Board of Directors at least annually.

In the process of adoption of SFAS No. 133 we have reviewed all significant transactions and contracts for derivative activity and determined that our interest rate swap agreements are our only transactions representing derivative instruments that require a change in accounting under SFAS No. 133 and 138. Our interest rate swaps are properly designated as and are effective as hedges of our variable rate debt. We assume 100% effectiveness in our interest rate hedges, as the notional amounts, indices, repricing dates, and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged. Accordingly, all changes in market value of our interest rate swap agreements are reflected in comprehensive income. Expense or income related to swap settlements are matched against interest expense in earnings for the related variable rate debt over the term of the swaps. These agreements are recognized on the balance sheet at their fair value.

In accordance with SFAS No.'s 133 and 138, we designate our interest rate swap contracts at inception as hedges of the variability of interest cash flow. We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all interest rate swaps that are designated as cash flow hedges to specific variability of cash flow. Amounts related to discontinued hedges were not material and were reclassified to earnings in the current period.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Long-term Debt

Long-term debt at March 31, 2001 and December 31, 2000 consists of the following (in thousands):


                                                                                          March 31,           December 31,
                                                                                            2001                  2000
                                                                                      ------------------    ------------------
Senior subordinated notes, interest at 10.00%, effective rate of 10.18% and 10.15%,
  respectively........................................................................$    2,007,060        $    2,007,272
Tranche A term loan facility, effective rate of 9.32% and 9.19%, respectively.........     1,451,856             1,675,000
Tranche B term loan facility, effective rate of 9.91% and 9.52%, respectively.........     1,083,475             1,250,000
Tranche C term loan facility, effective rate of 10.42% and 9.73%, respectively........     1,300,169             1,500,000
Senior notes, interest at 7.88%, effective rate of 8.14% and 8.01%, respectively......       873,720               873,690
Senior notes, interest at 7.63%, effective rate of 7.97%..............................       600,000               600,000
Senior notes, interest at 7.38%, effective rate of 7.90% and 7.77%, respectively......       224,800               224,784
Senior notes, interest at 8.88%, effective rate of 9.14%..............................       600,000                    --
Revolving credit facility, effective rate of 10.06% and 10.46%, respectively..........       302,500               435,000
Debentures, interest at 7.40%, effective rate of 10.29% and 10.34%, respectively......       281,320               280,749
Senior notes, interest at 6.10%, effective rate of 8.62% and 8.82%, respectively......       150,374               149,495
Senior notes, interest at 6.38%, effective rate of 9.60% and 9.77%, respectively......       139,686               138,895
Debentures, interest at 9.25%, effective rate of 9.93% and 9.94%, respectively........        95,001                94,946
Senior notes, interest at 7.88%, effective rate of 9.09% and 9.15, respectively.......        67,035                66,879
Solid waste revenue bond obligations, weighted average interest rate of 6.40% and
  6.30%, weighted average effective rate of 7.36% and 7.35%, respectively.............       313,986               314,887
Notes payable to banks, finance companies, and individuals, weighted average
  interest rates of 5% - 20%..........................................................        34,166                37,524
                                                                                      ------------------    ------------------
                                                                                           9,525,148             9,649,121
Less: Current portion.................................................................        10,357                13,997
                                                                                      ------------------    ------------------
                                                                                      $    9,514,791        $    9,635,124
                                                                                      ==================    ==================

On January 30, 2001, we issued $600 million of 8.875% senior secured notes, due 2008 (the 2001 Senior Notes), in a private placement under Rule 144A of the Securities Act of 1933. We used the net proceeds of $589.5 million from the sale of these notes to ratably repay portions of tranches A, B and C of the term loans under the 1999 Credit Facility. We expect to file a registration statement to register these notes under the Securities Act of 1933 within 120 days of the offering date. Coincident with the offering we amended our credit facilities to change certain financial covenants to provide us with greater flexibility.

The 1999 Credit Facility bears interest, at (a) an Alternate Base Rate, or (b) a Eurodollar Rate, both terms defined in the 1999 Credit Facility, plus, in either case, an applicable margin and may be used for working capital and other general corporate purposes, acquisitions, and the issuance of letters of credit. Of the $1.5 billion available under the Revolving Credit Facility, no more than $800 million may be used to support the issuance of letters of credit. As of March 31, 2001, approximately $716 million was available on this facility.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Landfill Accounting

We have a network of 165 owned or operated active landfills with a net book value of approximately $1.66 billion at March 31, 2001. The landfills have operating lives ranging from one to over 150 years based on available capacity using current annual volumes. The average life of our landfills approximates
40 years. We use a life-cycle accounting method for landfills and the related closure and post-closure liabilities. This method applies the costs associated with acquiring, developing, closing and monitoring the landfills over the associated landfill capacity and associated consumption. On an annual basis, we update the development cost estimates (which include the costs to develop the site as well as the individual cell construction costs), closure and post-closure cost estimates and future capacity estimates for each landfill.
The cost estimates are prepared by local company and third-party engineers based on the applicable local, state and federal regulations and site specific permit requirements. Future capacity estimates are updated using aerial surveys of each landfill to estimate utilized disposal capacity and remaining disposal capacity. These cost and capacity estimates are reviewed and approved by senior operations management annually.

Closure and post-closure --

Estimated costs for closure and post-closure as required under Subtitle D of the Resource Conservation and Recovery Act of 1976 ("Subtitle D") are compiled and updated annually for each landfill by local and regional company engineers and reviewed by senior management. The future estimated closure and post-closure costs are increased at an inflation rate of 2.5%, and discounted at a risk-free capital rate of 7.0%, per annum, based on the timing of the amounts to be expended. The following table is a summary of the closure and post-closure costs (in thousands):

                                                                         December 31,
                                                                             2000
                                                                       -----------------
Discounted Closure and  Post-Closure Liability Recorded:
  Current Portion.................................................     $        90,785
  Non-Current Portion.............................................             510,568
                                                                       -----------------
  Total...........................................................     $       601,353

Estimated Remaining Closure and Post-Closure Costs to be Expended:
  Discounted......................................................     $     1,222,920
  Undiscounted....................................................           3,180,287

Estimated Total Future Payments:
2001..............................................................     $        90,785
2002..............................................................              92,703
2003..............................................................              76,548
2004..............................................................              54,873
2005..............................................................              49,344
Thereafter........................................................           2,816,034


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our periodic closure and post-closure expense has two components. The first component is the site specific per unit closure and post-closure expense. The per unit rate is derived by dividing the estimated total remaining discounted closure and post-closure costs by the remaining disposal capacity at each landfill (consistent with the capacity used to calculate landfill amortization rates). We use the resulting site specific rates to record expense during a given period based upon the consumption of disposal capacity during that period.

The second component is the accretion expense necessary to increase the accrued closure and post-closure reserve balance to its future, or undiscounted value. To accomplish this, we accrete our closure and post-closure accrual balance using a long-term risk-free capital rate and charge this accretion as an operating expense in that period. We charged approximately $17.0 million related to per unit closure and post-closure expense and periodic accretion during the three months ended March 31, 2001.

Environmental costs ---

In connection with the acquisition of companies, we engage independent environmental consulting firms to assist in conducting an environmental assessment of companies acquired from third parties. We have identified several contaminated landfills and other properties that require us to incur costs for incremental closure and post-closure measures, remediation activities and litigation costs in the future. We expect costs against our reserves to be disbursed over the next 30 years.

The ultimate amounts for environmental liabilities cannot be reliably determined and estimates of such liabilities made by us, after consultation with our independent environmental engineers, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessment to date, the recorded liabilities are periodically evaluated, as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded liability for environmental matters as of March 31, 2001 and December 31, 2000 of approximately $415.2 million and $432.5 million, respectively, represents the most probable outcome of these contingent matters. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, proceeds are recorded as an offset to environmental expense in operating income. There were no significant recovery receivables outstanding as of March 31, 2001 or as of December 31, 2000. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding closure and post-closure could result in approximately $30 million of additional liability.

The following table shows the activity and balances related to environmental accruals and for closure and post-closure accruals related to open and closed landfills from December 31, 2000 through March 31, 2001 (in thousands):


                                                 Balance at     Charges to        Other                        Balance at
                                                  12/31/00        Expense       Charges(1)      Payments         3/31/01
                                                ------------- ---------------- -------------  --------------  --------------
Environmental costs............................ $    432,453  $           --   $        210   $   (17,511)    $    415,152
Open landfills closure and post-closure costs..      376,447          15,461          3,279        (7,890)         387,297
Closed landfills closure and post-closure costs      224,906           1,493          6,102        (5,173)         227,328

(1) Amounts consist primarily of liabilities related to acquired companies.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Net Income (Loss) Per Common Share

Net income (loss) per common share is calculated by dividing net income (loss), less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings (loss) per share and diluted earnings (loss) per share is as follows (in thousands, except per share data):


                                                                   Three Months Ended
                                                                        March 31,
                                                            ----------------------------------
                                                                 2001               2000
                                                            ----------------   ---------------
Basic earnings per share computation:
Income (loss) before extraordinary losses,
  net of income tax benefit ................................$      (8,998)     $      24,965
Less: preferred stock dividends.............................       17,570             16,610
                                                            ----------------   ---------------
Income (loss) available to common shareholders before
  extraordinary losses, net of income tax benefit...........$     (26,568)     $       8,355
                                                            ================   ===============
Weighted average common shares outstanding..................     189,203             188,673
                                                            ================   ===============
Basic earnings (loss) per share before extraordinary losses,
  net of income tax benefit.................................$      (0.14)      $        0.04
                                                            ================   ===============

Diluted earnings per share computation:
Income (loss) before extraordinary losses,
  net of income tax benefit.................................$     (8,998)      $      24,965
Less: preferred stock dividends.............................      17,570              16,610
                                                            ----------------   ---------------
Income (loss) available to common shareholders before
  extraordinary losses, net of income tax benefit...........$    (26,568)      $       8,355
                                                            ================   ===============
Weighted average common shares outstanding..................     189,203             188,673
Dilutive effect of stock, stock options, warrants and
  contingently issuable shares..............................          --                 788
                                                            ----------------   ---------------
Weighted average common and common equivalent
  shares outstanding........................................     189,203             189,461
                                                            ================   ===============
Diluted earnings (loss) per share before extraordinary
  losses, net of income tax benefit.........................$      (0.14)      $        0.04
                                                            ================   ===============


Conversion has not been assumed for the Preferred Stock into 61,867 and 58,012 common shares in 2001 and 2000, respectively, and stock options of 2,552 in 2001 as the effects would not be dilutive.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and reasonably estimable. We expect that matters in process at March 31, 2001, which have not been accrued in the Consolidated Balance Sheet, will not have a material adverse effect on our consolidated liquidity, financial position or results from operations.

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

We have operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

                                    December 31, 2000
                                   -------------------
                   2001              $    31,045
                   2002                   28,137
                   2003                   24,936
                   2004                   21,040
                   2005                   18,713
                   Thereafter             41,109

Rental expense under such operating leases was approximately $7.1 million and $8.4 million for the three months ended March 31, 2001 and 2000, respectively.

We have entered into employment agreements with certain of our executive officers for periods up to three years. We have agreed to pay severance amounts equal to a multiple of defined compensation under certain circumstances. In the event of a change in control, as defined in the employment agreements, we would be required to make substantial severance payments.

We carry a broad range of insurance coverage for protection of our assets and operations from certain risks, including environmental impairment liability insurance for certain landfills.

We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. These financial assurance requirements are satisfied by us issuing performance bonds, letters of credit, insurance policies or trust deposits to secure our obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At March 31, 2001, we had outstanding approximately $1.5 billion in financial assurance instruments, represented by $319 million of surety bonds, $1,173 million of insurance policies, $49 million of trust deposits and $4 million of letters of credit. During calendar year 2001, we expect no material increase in financial assurance obligations relating to our landfill operations and collection contracts.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have issued bank letters of credit in the aggregate amount of approximately $481 million at March 31, 2001, including approximately $4 million relating to financial assurances to government agencies. These financial instruments are issued in the normal course of business and are not reflected in the accompanying Consolidated Balance Sheets. The underlying obligations of the financial instruments are valued based on the likelihood of performance being required. We do not expect any material losses to result from these off balance sheet instruments based on historical results, and therefore, we are of the opinion that the fair value of these instruments is zero.

6. Segment Reporting

We classify our operations into eight U.S. geographic regions: Atlantic, Central, Northeast, Southeast, Great Lakes, Midwest, Southwest and West. Our revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. We evaluate performance based on several factors, of which the primary financial measure is EBITDA before acquisition related and unusual costs. The accounting policies of the business segments are the same as those described in the Organization and Summary of Significant Accounting Policies (See Note 1). The tables below reflect certain geographic information relating to our operations for the three months ended March 31, 2001 and 2000 (in thousands):


                                             Great
                       Atlantic  Central     Lakes    Midwest   Northeast   Southeast  Southwest   West      Other(1)      Total
                      ---------  -------   --------   -------   ---------   ---------  ---------  ------     --------     ------
2001:
Revenues from external
  customers..........  $ 143,175 $ 120,181  $ 142,483  $117,865  $ 213,482   $ 193,712  $ 192,377 $ 222,468  $    8,095   $1,353,838
Intersegment revenues     19,251    29,036     35,932    30,155     53,456      28,293     32,483    51,540          --      280,146
EBITDA before non-
  recurring charges..     51,108    39,051     59,960    55,610     50,868      73,062     71,130    86,468     (15,928)     471,329
2000:
Revenues from external
  customers..........  $ 147,986 $ 125,193  $ 156,929  $127,692  $ 226,342   $ 179,030  $ 183,570 $ 222,318  $    9,234   $1,378,294
Intersegment revenues     22,112    29,172     36,834    27,030     45,161      26,096     31,308    45,881          --      263,594
EBITDA before non-
  recurring charges..     49,125    39,633     58,235    57,621     59,498      65,710     70,883    77,406     (15,928)     462,183

(1) Amounts relate primarily to our subsidiaries which provide services throughout the organization and not solely on a regional basis.



Reconciliation of reportable segment primary financial measures to operating income (in thousands):

                                                                        Three Months Ended
                                                                             March 31,
                                                                ------------------------------------
                                                                     2001                2000
                                                                ---------------    -----------------
Operating income:
Total EBITDA before acquisition related and unusual costs
  for reportable segments...................................... $     471,329      $     462,183
Depreciation and amortization for reportable segments..........      (170,173)          (165,611)
Acquisition related and unusual costs..........................        (5,498)           (36,049)
Non-cash loss on asset sale....................................      (107,011)                --
                                                                ---------------    -----------------
  Operating income............................................. $     188,647      $     260,523
                                                                ===============    =================


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Amounts and percentages of our total revenue attributable to services provided (in thousands, except percentages):

                                        Three Months Ended March 31,
                         -----------------------------------------------------------
                                    2001                              2000
                         ---------------------------     ---------------------------
Collection...............  $1,030,265        63.0 %         $1,027,106        62.5%
Disposal(1)..............     484,516        29.7              450,824        27.5
Recycling................      63,816         3.9              107,135         6.5
Other....................      55,387         3.4               56,823         3.5
                         --------------    ---------     ---------------    ---------
                            1,633,984       100.0 %          1,641,888       100.0%
                                           ========                         =========
Intercompany.............    (280,146)                       (263,594)
                         --------------                  ---------------
  Reported revenues......  $1,353,838                       $1,378,294
                         ==============                  ===============

(1) Transfer revenues are included in disposal.

7. Subsequent Events

On April 30, 2001, American Ref-Fuel Company LLC, a joint venture of Duke Energy North America and United American Energy Corporation, acquired our 100 percent ownership interest in the Ref-Fuel Chester, Pennsylvania facility; our 50 percent interest in the Rochester, Massachusetts facility; and our 51 percent interest in Ref-Fuel's marketing company. The ownership structure of the four remaining Ref-Fuel facilities located in New York, New Jersey, and Connecticut has been modified to give American Ref-Fuel Company LLC operational control of those entities.

8. Consolidating Financial Statements of Allied NA

The 1998 Senior Notes, 1999 Notes, and 2001 Senior Notes issued by Allied NA (our wholly owned subsidiary) and certain debt of BFI (all of which is no longer registered under the Securities Exchange Act of 1934) are guaranteed by us. Our guarantee is full, unconditional and joint and several of Allied NA's and BFI's debt. Presented below are Condensed Consolidating Balance Sheets as of March 31, 2001 and December 31, 2000 and the related Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2001 and 2000 of Allied Waste Industries, Inc. ("Parent"), the guarantor subsidiaries ("Guarantors") and the subsidiaries which are not guarantors ("Non-guarantors") (in thousands):

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                 CONDENSED CONSOLIDATING BALANCE SHEET
                                                       (in thousands, unaudited)

                                                                        March 31, 2001
                                      -----------------------------------------------------------------------------------

                                          Parent         Guarantors    Non-Guarantors    Eliminations     Consolidated
                                      ---------------- -------------- ----------------- --------------- -----------------
ASSETS
Current Assets --
Cash and cash equivalents...........  $        1,086   $      106,272  $          414   $           --  $      107,772
Accounts receivable, net of
  allowance of $32,150..............              --          754,049              --               --         754,049
Prepaid and other current assets....              --          145,137             307               --         145,444
Deferred income taxes, net..........              --          210,493              --               --         210,493
                                      ---------------- ----------------- -------------- ------------------ --------------
  Total current assets..............           1,086        1,215,951             721               --       1,217,758
Property and equipment, net.........              --        3,826,429              --               --       3,826,429
Goodwill, net ......................              --        8,562,053              --               --       8,562,053
Investment in subsidiaries..........         176,400           47,626              --         (224,026)             --
Other assets, net...................              --          642,429              --               --         642,429
                                      ---------------- ----------------- -------------- ------------------ --------------
  Total assets......................  $      177,486   $   14,294,488  $          721   $     (224,026) $   14,248,669
                                      ================ ================= ============== ================== ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
Current portion of long-term debt...  $           --   $       10,357  $           --   $           --  $       10,357
Accounts payable....................              --          381,908              --               --         381,908
Accrued closure, post-closure
  and environmental costs...........              --          153,541              --               --         153,541
Accrued interest....................              --          174,287              --               --         174,287
Other accrued liabilities...........           8,162          511,658             971                -         520,791
Unearned revenue....................              --          228,159           1,285               --         229,444
                                      ---------------- ----------------- --------------- --------------- ----------------
  Total current liabilities.........           8,162        1,459,910           2,256               --       1,470,328
Long-term debt, less current
  portion...........................              --        9,514,791              --               --       9,514,791
Deferred income taxes...............              --          261,150              --               --         261,150
Accrued closure, post-closure
  and environmental costs...........              --          876,236              --               --         876,236
Due to/(from) parent................      (2,118,503)       2,175,971         (57,468)              --              --
Other long-term obligations.........              --          445,011              --               --         445,011
Commitments and contingencies
Series A senior convertible
  preferred stock...................       1,113,613               --              --               --       1,113,613
Stockholders' equity................       1,174,214         (438,581)         55,933         (224,026)        567,540
                                      ---------------- ----------------- -------------- ----------------- ---------------
  Total liabilities and stockholders'
    equity..........................  $      177,486   $   14,294,488  $          721   $     (224,026) $   14,248,669
                                      ================ ================= ============== ================= ===============


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                             CONDENSED CONSOLIDATING BALANCE SHEET
                                                     (in thousands, unaudited)

                                                                    December 31, 2000
                                    ----------------------------------------------------------------------------------

                                        Parent         Guarantors    Non-Guarantors    Eliminations    Consolidated
                                    ---------------- --------------- ---------------- --------------- ----------------
ASSETS
Current Assets --
Cash and cash equivalents.......... $          959   $      120,699  $          436   $           --  $      122,094
Accounts receivable, net of
  allowance of $43,099.............             --          823,259              --               --         823,259
Prepaid and other current assets...             --          116,853           2,630               --         119,483
Deferred income taxes, net.........             --          206,867              --               --         206,867
                                    ---------------- --------------- ---------------- --------------- ----------------
  Total current assets.............            959        1,267,678           3,066               --       1,271,703
Property and equipment, net........             --        3,860,538              --               --       3,860,538
Goodwill, net .....................             --        8,717,438              --               --       8,717,438
Investment in subsidiaries.........        176,400           47,715              --         (224,115)             --
Other assets, net..................             --          663,955              --               --         663,955
                                    ---------------- --------------- ---------------- --------------- ----------------
  Total assets..................... $      177,359   $   14,557,324  $        3,066   $     (224,115)  $  14,513,634
                                    ================ =============== ================ =============== ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
Current portion of long-term debt.. $           --   $       13,997  $           --   $           --  $       13,997
Accounts payable...................             --          476,333              --               --         476,333
Accrued closure, post-closure
  and environmental costs..........             --          153,226              --               --         153,226
Accrued interest...................             --          165,954              --               --         165,954
Other accrued liabilities..........         29,254          529,965           4,935               --         564,154
Unearned revenue...................             --          224,801           1,287               --         226,088
                                    ---------------- --------------- ---------------- --------------- ----------------
  Total current liabilities........         29,254        1,564,276           6,222               --       1,599,752
Long-term debt, less current
  portion..........................             --        9,635,124              --               --       9,635,124
Deferred income taxes..............             --          358,637              --               --         358,637
Accrued closure, post-closure
  and environmental costs..........             --          880,580              --               --         880,580
Due to/(from) parent...............     (2,125,374)       2,183,578         (58,115)             (89)             --
Other long-term obligations........             --          271,882              --               --         271,882
Commitments and contingencies
Series A senior convertible
  preferred stock..................      1,096,046               --              --               --       1,096,046
Stockholders' equity ..............      1,177,433         (336,753)         54,959         (224,026)        671,613
                                    ---------------- --------------- ---------------- --------------- ----------------
  Total liabilities and
stockholders' equity..............  $      177,359   $   14,557,324  $        3,066   $     (224,115) $   14,513,634
                                    ================ =============== ================ =============== ================


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                              CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                         (in thousands, unaudited)

                                                                Three Months Ended March 31, 2001
                                         ---------------------------------------------------------------------------------
                                             Parent        Guarantors    Non-Guarantors   Eliminations     Consolidated
                                         --------------- -------------- ---------------- ---------------- ----------------
Revenues................................ $           --  $    1,353,359  $          479  $           --   $    1,353,838
Cost of operations excluding acquisition
  related and unusual costs.............             --         780,064              --              --          780,064
Selling, general and administrative
expenses excluding acquisition related
  and unusual costs.....................          2,788          99,240             417              --          102,445
Depreciation and amortization...........             --         113,609              --              --          113,609
Goodwill amortization...................             --          56,564              --              --           56,564
Acquisition related and unusual costs...             --           5,498              --              --            5,498
Non-cash loss on asset sale ............              --        107,011                              --          107,011
                                         --------------- --------------- --------------- ---------------- ----------------
  Operating income (loss)...............         (2,788)        191,373              62              --          188,647
Equity in earnings of unconsolidated
  affiliates............................             --          (9,105)             --              --           (9,105)
Interest income.........................             --          (1,895)             --              --           (1,895)
Interest expense........................             --         220,076          (1,436)             --          218,640
Intercompany interest expense (income)..        (19,825)         19,825              --              --               --
Management fees.........................         (1,250)          1,250              --              --               --

                                         --------------- --------------- ---------------- --------------- ----------------
  Income (loss) before income taxes.....         18,287         (38,778)          1,498              --          (18,993)
Income tax expense......................          7,551         (19,817)            524              --          (11,742)
Minority interest.......................             --           1,747              --              --            1,747
                                         -------------- ---------------- ---------------- --------------- ----------------
  Income (loss) before extraordinary
    losses..............................         10,736         (20,708)            974              --           (8,998)
Extraordinary loss, net of income tax
  benefit...............................             --           9,453              --              --            9,453
                                         --------------- --------------- ---------------- --------------- ----------------
  Net income (loss).....................         10,736         (30,161)            974              --          (18,451)
Dividends on preferred stock............         17,570              --              --              --           17,570
                                         -------------- ---------------- ---------------- --------------- ----------------
  Net income (loss) available to common
    shareholders........................ $       (6,834) $      (30,161)  $         974  $           --   $      (36,021)
                                         ============== ================ ================ =============== ================

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                         (in thousands, unaudited)

                                                                Three Months Ended March 31, 2000
                                         ---------------------------------------------------------------------------------
                                             Parent        Guarantors    Non-Guarantors   Eliminations     Consolidated
                                         --------------- -------------- ---------------- ---------------- ----------------
Revenues................................ $           --  $    1,378,270  $           24  $           --   $    1,378,294
Cost of operations excluding acquisition
  related and unusual costs.............             --         810,227            (271)             --          809,956
Selling, general and administrative
expenses excluding acquisition related
  and unusual costs.....................          1,377         104,702              76              --          106,155
Depreciation and amortization...........             --         111,597              --              --          111,597
Goodwill amortization...................             --          54,014              --              --           54,014
Acquisition related and unusual costs...             --          36,049              --              --           36,049
                                         ---------------- --------------- --------------- --------------- ----------------
  Operating income (loss)...............         (1,377)        261,681             219              --          260,523
Equity in earnings of unconsolidated
  affiliates............................             --         (13,497)             --              --          (13,497)
Interest income.........................             --            (596)             (7)             --             (603)
Interest expense........................             --         215,201            (795)             --          214,406
Intercompany interest expense (income)..        (18,132)         18,132              --              --               --
Management fees.........................         (1,250)          1,250              --              --               --
                                         --------------- ---------------- --------------- --------------- ----------------
  Income before income taxes............         18,005          41,191           1,021              --           60,217
Income tax expense .....................          7,447          25,830             384              --           33,661
Minority interest.......................             --           1,591              --              --            1,591
                                         --------------- ---------------- --------------- --------------- ----------------
  Income before extraordinary losses....         10,558          13,770             637              --           24,965
Extraordinary loss, net of income tax
  benefit...............................             --           6,484              --              --            6,484
                                         --------------- ---------------- --------------- --------------- ----------------
  Net income............................         10,558           7,286             637              --           18,481
Dividends on preferred stock............         16,610              --              --              --           16,610
                                         --------------- ---------------- -------------- ---------------- ----------------
  Net income (loss) available to common
    shareholders........................ $       (6,052) $        7,286  $          637  $           --   $        1,871
                                         ============== ================ =============== ================ ================

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                  (in thousands, unaudited)

                                                                       Three Months Ended March 31, 2001
                                                   --------------------------------------------------------------------------
                                                       Parent      Guarantors   Non-Guarantors  Eliminations  Consolidated
                                                   ------------- ------------- --------------- -------------- ---------------
Cash (used for) provided by operating activities...$      (1,610)$     157,320  $      (1,616)  $         -- $     154,094

Investing activities --
  Capital expenditures, excluding acquisitions.....           --       (62,328)            --             --       (62,328)
  Proceeds from divestitures, net of cash divested.           --        58,634             --             --        58,634
  Other investing activities.......................           --       (29,642)         1,594             --       (28,048)
                                                   -------------- -------------- -------------- ------------- -------------
Cash (used for) provided by investing activities...           --       (33,336)         1,594             --       (31,742)
                                                   -------------- -------------- -------------- ------------- -------------
Financing activities --
  Proceeds from common stock.......................        1,737            --             --             --         1,737
  Proceeds from long-term debt, net of issuance
    costs..........................................           --       972,747             --             --       972,747
  Repayments of long-term debt.....................           --    (1,111,158)            --             --    (1,111,158)
                                                   -------------- -------------- -------------- ------------- --------------
Cash provided by (used in) financing activities....        1,737      (138,411)            --             --      (136,674)
                                                   -------------- -------------- -------------- ------------- --------------

Increase (decrease) in cash and cash equivalents...          127       (14,427)           (22)            --       (14,322)
Cash and cash equivalents, beginning of period.....          959       120,699            436             --       122,094

                                                   -------------- -------------- -------------- ------------- --------------
Cash and cash equivalents, end of period...........$       1,086 $     106,272  $         414   $         -- $     107,772
                                                   ============== ============== ============== ============= ==============


                                                                       Three Months Ended March 31, 2000
                                                   --------------------------------------------------------------------------
                                                       Parent      Guarantors    Non-Guarantors Eliminations   Consolidated
                                                   ------------- ------------- ---------------- -------------- --------------
Cash (used for) provided by operating activities...$     (3,759) $    101,528   $           2   $         --  $      97,771

Investing activities --
  Cost of acquisitions, net of cash acquired.......          --      (384,623)            --              --       (384,623)
  Proceeds from divestitures, net of cash divested.          --       425,134             --              --        425,134
  Capital expenditures, excluding acquisitions ....          --       (89,475)            --              --        (89,475)
  Other investing activities.......................          --        (5,320)            --              --         (5,320)
                                                   ------------ -------------- ---------------- --------------- -------------
Cash used for investing activities.................          --       (54,284)            --              --        (54,284)
                                                   ------------ -------------- ---------------- --------------- -------------

Financing activities --
  Proceeds from long-term debt, net of issuance
    costs..........................................           --       895,000             --              --       895,000
  Repayments of long-term debt.....................           --      (996,110)            --              --      (996,110)
                                                   ------------- ------------- ---------------- --------------- -------------
Cash used for financing activities.................           --      (101,110)            --              --      (101,110)
                                                   ------------- ------------- ---------------- --------------- -------------

Increase (decrease) in cash and cash equivalents...       (3,759)      (53,866)             2              --       (57,623)
Cash and cash equivalents, beginning of period.....        3,759       117,396            250              --       121,405
                                                   ------------- ------------- ---------------- --------------- -------------
Cash and cash equivalents, end of period...........$          -- $      63,530  $         252   $          -- $      63,782
                                                   ============= ============= ================ =============== =============



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein.

Introduction

Allied Waste Industries Inc. ("Allied" or "we"), a Delaware corporation, is the second largest, non-hazardous solid waste management company in the United States, and operates as a vertically integrated company that provides collection, transfer, disposal and recycling services for residential, commercial and industrial customers. We operate in 39 states and serve approximately 10 million customers from a base of assets including 332 collection companies, 151 transfer stations, 165 active landfills, and 71 recycling facilities.

Historically, we experienced significant growth, primarily resulting from the acquisition of solid waste businesses. The results of operations for the acquisitions accounted for under the purchase method for business combinations are included in our financial statements only from the applicable date of acquisition.

General

Revenues. Our revenues are attributable primarily to fees charged to customers for waste collection, transfer, recycling and disposal services. We generally provide collection services under direct agreements with our customers or pursuant to contracts with municipalities. Commercial and municipal contract terms, generally range from one to five years and commonly have renewal options. Our landfill operations include both company-owned landfills and those operated for municipalities for a fee. Recycle revenues are derived from commodity sales of recyclable products. The following tables show for the periods indicated the percentage of our total reported revenues attributable to services provided and revenues attributable to geographic regions.

Revenues by Line of Business (in thousands, except percentages):

                                        Three Months Ended March 31,
                         -----------------------------------------------------------
                                    2001                              2000
                         ---------------------------     ---------------------------
Collection...............  $1,030,265        63.0 %         $1,027,106        62.5%
Disposal(1)..............     484,516        29.7              450,824        27.5
Recycling................      63,816         3.9              107,135         6.5
Other....................      55,387         3.4               56,823         3.5
                         --------------    ---------     ---------------    ---------
                            1,633,984       100.0 %           1,641,888      100.0%
                                           ========                         =========
Intercompany.............    (280,146)                        (263,594)
                         --------------                  ---------------
  Reported revenues......  $1,353,838                       $1,378,294
                         ==============                  ===============

(1) Transfer revenues are included in disposal.


Revenues by Region:
                             Three Months Ended March 31,
                       -----------------------------------------
                             2001                     2000
                       -----------------         ---------------
Atlantic.............          10.6  %                 10.7  %
Central..............           8.9                     9.1
Great Lakes..........          10.5                    11.4
Midwest..............           8.7                     9.3
Northeast............          15.8                    16.4
Southeast............          14.3                    13.0
Southwest............          14.2                    13.3
West.................          16.4                    16.1
Other(1).............           0.6                     0.7
                       -------------            ------------
  Total Revenues.....         100.0  %                100.0  %
                       =============            ============

(1) Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on a regional basis.

Our strategy is to develop vertically integrated operations to internalize the waste we collect and thus realize higher margins from our operations. By disposing of waste at company-owned and/or operated landfills, we retain the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 68% of the waste we collect as measured by disposal volumes were disposed of at landfills we own and/or operate in the first quarter of 2001 compared with 62% in the quarter ended March 31, 2000. In addition, transfer stations are an integral part of the disposal process. We locate our transfer stations in areas where our landfills are outside of the population centers in which we collect waste. Such waste is transferred to long-haul trailers and economically transported to our landfills.

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

Depreciation and amortization includes depreciation of fixed assets and amortization of other intangible assets and landfill airspace. We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the costs associated with acquiring, permitting and developing the entire landfill by the total remaining capacity of that landfill. The resulting per unit amortization rate is applied to each unit disposed at the landfill and is recorded as expense for that period. Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, engineering and legal fees, and capitalized interest, which are capitalized and amortized based on consumed airspace. Estimated total future development cost for our 165 active landfills is approximately $3.1 billion, excluding interest to be capitalized, and we expect that this amount will be spent over the remaining operating lives of the landfills which average 40 years. We have available disposal capacity of approximately 3.0 billion cubic yards of capacity as of March 31, 2001.

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

We calculate the net present value of the closure and post-closure commitment assuming inflation of 2.5% and a long-term risk-free capital rate of 7.0%. We accrete discounted amounts previously recorded to reflect the effects of the passage of time. We currently estimate total future payments for closure and post-closure to be $3.2 billion. The present value of such estimate is $1.2 billion. At March 31, 2001 and December 31, 2000, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $614.6 million and $601.4 million, respectively. The accruals reflect a portfolio of landfills with estimated remaining lives, based on current waste flows that range from one to over 150 years and an estimated average remaining life of approximately 40 years.

Results of Operations

The following table sets forth the percentage relationship that the various items bears to revenues for the periods indicated.


                                                     Three Months Ended March 31,
                                                  ------------------------------------
                                                       2001                2000
                                                  ----------------    ----------------
Statement of Operations Data:
Revenues.........................................     100.0%               100.0%
Cost of operations...............................      57.6                 58.8
Selling, general and administrative expenses.....       7.6                  7.7
Depreciation and amortization....................       8.4                  8.1
Goodwill amortization............................       4.2                  3.9
Acquisition related and unusual costs............       0.4                  2.6
Non-cash loss on asset sale .....................       7.9                   --
                                                  ----------------    ----------------
  Operating income...............................      13.9                 18.9
Equity in earnings of unconsolidated affiliates..      (0.7)                (1.0)
Interest expense, net............................      16.0                 15.5
                                                  ----------------    ----------------
  Income (loss) before income taxes..............      (1.4)                 4.4
Income tax expense (benefit).....................      (0.8)                 2.5
Minority interest................................       0.1                  0.1
                                                  ----------------    ----------------
  Income (loss) before extraordinary losses,
    net of income tax benefit....................      (0.7)                 1.8
Extraordinary losses, net of income tax benefit..       0.7                  0.5
                                                  ----------------    ----------------
  Net income (loss)..............................      (1.4)                 1.3
Dividends on preferred stock.....................       1.3                  1.2
                                                  ----------------    ----------------
  Net income (loss) available to common
    shareholders.................................      (2.7)%                0.1%
                                                  ================    ================

Three Months Ended March 31, 2001 and 2000

Revenues. Revenues in 2001 were $1.35 billion compared to $1.38 billion in 2000, a decrease of 1.8%. The decrease in revenues consists primarily of a decrease in service volume of approximately $29.0 million and a decrease in recycling pricing and volume of approximately $45.3 million, partially offset by service pricing increases of approximately $46.8 million.

Cost of Operations. Cost of operations in 2001 was $780.1 million compared to $810.0 million in 2000, a decrease of 3.7%. The decrease in cost of operations was primarily associated with the decrease in revenues described above. As a percentage of revenues, cost of operations decreased to 57.6% in 2001 from 58.8% in 2000, primarily due to the impact of price increases, the initiatives to reduce customer accounts which were not generating acceptable returns and the increased landfill internalization from 62% in the first quarter of 2000 to 68% for the three months ended March 31, 2001.

Selling, General and Administrative Expenses. SG&A expenses in 2001 were $102.4 million compared to $106.2 million in 2000, a decrease of 3.5%. As a percentage of revenues SG&A, remained consistent between 2001 and 2000.

Depreciation and Amortization. Depreciation and amortization in 2001 was $113.6 million compared to $111.6 million in 2000, an increase of 1.8%. As a percentage of revenues, depreciation and amortization expense increased to 8.4% in 2001 from 8.1% in 2000. The increase is primarily due to the increase in landfill amortization resulting from increased volumes due to improved internalization.

Goodwill Amortization. Goodwill amortization in 2001 was $56.6 million compared to $54.0 million in 2000, an increase of 4.7%. The increase in goodwill amortization was due to additional goodwill from acquisitions subsequent to March 31, 2000.

Acquisition Related and Unusual Costs. Acquisition related and unusual costs in 2001 were $5.5 million compared to $36.0 million in 2000, a decrease of 84.7%. These costs were comprised of transition costs related to information systems conversions, transitional employees, and duplicative facilities and operations, resulting primarily from the acquisition of BFI. The costs in 2001 relate primarily to information systems conversions associated with the BFI acquisition. We anticipate completion of such conversions by the end of 2001.

Non-Cash Loss on Asset Sale. As part of our ongoing review of the operations and the self-funding market development program for 2001, we sold certain non-integrated operations in the Northeast region for approximately $53 million during the month of February 2001. The proceeds were used to repay debt, but will likely be deployed later this year as a part of our self-funding market development program to purchase assets in other markets that improve our market density and internalization. In connection with this sale, we reflected non-cash loss of approximately $107 million ($65 million, net of income tax benefit) in the reported results for the first quarter of 2001.

Interest Expense, net. Interest expense, net of interest income was $216.7 million in 2001 compared to $213.8 million in 2000, an increase of 1.4%. In the first quarter of 2000, we capitalized interest related to assets held for sale. This increase is partially offset by reductions in the overall debt balance.

Income Taxes. Income taxes reflect an effective tax rate of 56.6% in 2001 and 57.4% in 2000. The effective income tax rate in 2001 deviates from the federal statutory rate of 35% primarily due to the non-deductibility of the amortization expense related to goodwill recorded in connection with the acquisition of BFI.

Extraordinary Loss, net. In January 2001, we repaid $589.5 million of the tranche A, B and C term loan facility prior to its maturity date, with net proceeds from the issuance of $600 million senior secured notes. In connection with this repayment, we recognized an extraordinary charge for the early extinguishment of the debt of approximately $15.6 million ($9.5 million, net of income tax benefit) related to the write-off of deferred debt issuance costs and costs associated with the refinancing.

In February 2000, we repaid the asset sale term loan facility prior to its maturity date. In connection with this repayment, we recognized a non-cash extraordinary charge for the early extinguishment of the debt of approximately $10.7 million ($6.5 million, net of income tax benefit) related to the write-off of deferred debt issuance costs and costs associated with the refinancing.

Dividends on Preferred Stock. Dividends on Preferred Stock were $17.6 million in 2001 and $16.6 million in 2000, which reflects the 6.5% dividend on the Preferred Stock issued on July 30, 1999 in connection with the financing of the acquisition of BFI. Dividends were not paid in cash, instead, the liquidation preference of the Preferred Stock increased by accrued, but unpaid dividends.


Liquidity and Capital Resources

Our liquidity needs derived from operations are met with operating cash flow and when non-operating liquidity needs arise they are met, if not from remaining operating cash flow, with borrowings under our revolving credit facility. Cash provided by operations for the three months ended March 31, 2001 was $154.1 million, are net of $36.3 million spent on non-recurring acquisition related accruals and transition costs. Cash provided by operations exceeded capital expenditure requirements of $75 million (including capitalized interest of $12.7 million) by $79.1 million. Proceeds of $58.6 million from divestitures of solid waste businesses provided liquidity for market development acquisitions of $33.3 million. During the quarter ended March 31, 2001, we were able to repay $127.2 million of our debt using the excess cash provided by both operating and non-operating sources.

During the year ending December 31, 2001 we expect to generate excess cash provided by both operating and non-operating sources that will allow us to repay between $350 million and $450 million of our debt.

We have historically operated with a working capital deficit and we expect that we will continue to operate with a working capital deficit. The working capital deficit is generally caused by the current portion of non-recurring market development related obligations, $165 million as of March 31, 2001. In addition, we regularly use excess available cash from operating and non-operating activities to pay amounts owed on our revolving line of credit, which is classified as long term. Non-recurring market development related obligations are primarily related to the BFI acquisition and are expected to decrease over subsequent years.

We expect 2001 cash flows to be derived from the following components (all amounts are approximate anticipated ranges):

o Adjusted earnings before interest, taxes, depreciation and amortization from $2.075 billion to $2.150 billion,
o Other non-cash items, including provision for closure, post-closure and allowance for doubtful accounts from $75 million to $90 million,
o    Cash interest from $860 million to $880 million,
o    Cash taxes from $150 million to $165 million,
o Closure, post-closure and environmental expenditures from $170 million to $185 million,
o    Capital expenditures from $530 million to $560 million,
o    Debt reduction from the American Ref-Fuel transaction of $300 million,
o Non-recurring payments against acquisition accruals from $125 million to $175 million,
o Cash taxes and payments related to acquisitions and divestitures in prior years of $100 million.

As of March 31, 2001, we had cash and cash equivalents of $107.8 million. Our debt structure consisted primarily of $4.1 billion outstanding under the 1999 Credit Facility, $2 billion of the 1999 Notes, $2.3 billion of Senior Notes, including the Notes issued January 2001, and $1.1 billion of debt assumed in connection with the BFI acquisition. As of March 31, 2001 there was aggregate availability under the revolving credit facility of the 1999 Credit Facility of approximately $716 million to be used for working capital, letters of credit, acquisitions and other general corporate purposes. The 1999 Credit Agreement and the indentures relating to the 1999 Notes and the Senior Notes contain financial and operating covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. A substantial portion of our available cash will be required to service this indebtedness. For fiscal 2001, our required debt service is expected to consist of approximately $10 million in principal repayments and between $860 to $880 million in interest payments. These amounts may vary depending upon changes in interest rates.

We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations. We satisfy these financial assurance requirements by issuing surety bonds, letters of credit, insurance policies or trust deposits as they relate to landfill closure and post-closure costs. At March 31, 2001, we had outstanding approximately $1.5 billion in financial assurance instruments, represented by $319 million of surety bonds, $1,173 million of insurance policies, $49 million of trust deposits and $4 million of letters of credit. During the calendar year 2001, we expect to continue to provide approximately $1.5 billion in financial assurance instruments relating to our landfill operations.

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

Our ability to meet future capital expenditure and working capital requirements, to make scheduled payments of principal, to pay interest, or to refinance our indebtedness, and to fund capital amounts required for the expansion of the existing business depends on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that future financings will be available to us in amounts sufficient to enable us to service our indebtedness or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms, if at all. Further, depending on the timing, amount and structure of any possible future acquisitions and the availability of funds under the 1999 Credit Facility, we may need to raise additional capital. We may raise such funds through additional bank financings or public or private offerings of our debt and equity securities. We cannot assure you that we will be able to secure such funding, if necessary, on favorable terms, if at all. If we are not successful in securing such funding, our ability to pursue our business strategy may be impaired and results of operations for future periods may be negatively affected. (See Note 2 to Allied's Consolidated Financial Statements).

Significant Financing Events

On January 30, 2001, we issued $600 million of 8.875% senior secured notes, due 2008, in a private placement under Rule 144A of the Securities Act of 1933. We used the net proceeds of approximately $589.5 million from the sale of these notes to ratably repay portions of tranches A, B and C of the term loans under the 1999 Credit Facility. We expect to file a registration statement to register these notes under the Securities Act of 1933 within 120 days of the offering date. Coincident with the offering we amended our credit facilities to change certain financial covenants to provide us with greater operating flexibility.

Disclosure Regarding Forward Looking Statements

This quarterly report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results and the underlying assumptions including internal growth as well as general economic and financial market conditions. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such important factors ("Important Factors") that could cause actual results to differ materially from our expectations are disclosed in the section titled "Risk Factors" in our Annual Report on Form 10-K. All subsequent written and oral Forward Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described in our Annual Report on Form 10-K that could cause actual results to differ from our expectations. Shareholders, potential investors and other readers are urged to consider these factors in evaluating Forward Looking Statements and are cautioned not to place undue reliance on these Forward Looking Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See Note 6 "Long-term Debt" to the Consolidated Financial Statements for the year ended December 31, 2000 in our Annual Report on Form 10-K.

                                     PART II
                                OTHER INFORMATION

Item 1.      Legal Proceedings

             No changes to previously reported information.

Item 2.      Changes in Securities

             None.

Item 3.      Defaults upon Senior Securities

             None.

Item 4.      Submission of Matters to a Vote of Security Holders

             None.

Item 5.      Other Information

             None.

Item 6.      Exhibits and Reports on Form 8-K

            (a) Exhibits --


        Exhibit No.         Description
        -----------         -----------

*          4.1       Sixth  Supplemental  Indenture  relating to the 2001 Senior Secured Notes, dated as of January 30, 2001, among Allied NA, certain guarantors  signatory  thereto,  and U.S. Bank Trust National  Association,  as
                     Trustee.

*          4.2       Form of 8-7/8% Series A Senior Secured Notes due 2008 (included in Exhibit 4.1).

*          4.3       Registration  Rights Agreement  relating to the 2001 Senior Secured Notes, dated as of January 30, 2001, among Allied NA,  certain  guarantors  signatory  thereto,  and the initial  purchasers  of the Series A
                     Senior Secured Notes due 2008.

*          4.4       Collateral Trust Agreement,  dated July 30, 1999, among Allied NA, certain of its subsidiaries,  and The
                     Chase Manhattan Bank, as Collateral Trustee.

*          4.5       Amendment to the  Collateral  Trust  Agreement  dated January 25, 2001,  among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee.

*          4.6       Shared Collateral  Pledge Agreement,  dated July 30, 1999, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee.

*          4.7       Amendment to the Shared  Collateral Pledge Agreement dated January 25, 2001, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee.

*          4.8       Shared  Collateral  Security  Agreement,   dated  July  30,  1999,  among  Allied  NA,  certain  of  its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee.

*          4.9       Amendment to the Shared Collateral Security Agreement,  dated January 25, 2001, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee.




        Exhibit No.         Description
       ------------         ------------



*         10.1       Purchase Agreement relating to the 2001 Senior Secured  Notes, dated January 25, 2001, among Allied NA and the initial purchasers of the Series A Senior Secured Notes due 2008.

*         10.2       Non-Shared Collateral Security Agreement dated July 30, 1999, among Allied, Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Agent.

*         10.3       Non-Shared Collateral Pledge Agreement dated July 30, 1999, among Allied, Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Agent.


            (b) Reports on Form 8-K during the Quarter Ended March 31, 2001 --

January 19, 2001           Our  current  report on Form 8-K  reports the  intention  to offer $500  million in senior secured notes.

January 22, 2001           Our current report on Form 8-K reports the confirmation of year 2001 financial goals.

January 25, 2001           Our current  report on Form 8-K reports the $600 million  offering of senior secured notes by AWNA.

February 27, 2001          Our  current  report on Form 8-K reports  the  financial  results for the quarter and year ended December 31, 2000.

        *                  Filed herewith


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ALLIED WASTE INDUSTRIES, INC.

                         By:            /s/ THOMAS W. RYAN
                               ------------------------------------------
                                           Thomas W. Ryan
                           Executive Vice President and Chief Financial Officer
                                    (Principal Financial Officer)


                         By:           /s/ JAMES GRAY
                               -------------------------------------------
                                          James Gray
                                Vice President and Controller,
                                    Chief Accounting Officer



Date:  May 15, 2001