Form 10-Q
period 2001-06-30
ALLIED WASTE INDUSTRIES INC
filed 2001-08-14
CIK 848865

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

                  For the quarterly period ended: June 30, 2001

                                       OR

[ ] TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT  OF
    1934


                 For the transition period from       to
                                               ------   ------

                         Commission File Number 0-19285


                          ALLIED WASTE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                              88-0228636
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

     15880 North Greenway-Hayden Loop, Suite 100, Scottsdale, Arizona 85260
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (480) 627-2700



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                            -----   -----

    Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.

            Class                        Outstanding as of August 13, 2001
         ------------               --------------------------------------------


   Common Stock....................              197,547,908



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                          ALLIED WASTE INDUSTRIES, INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

 Part I Financial Information


 Item 1     Financial Statements

                 Consolidated Balance Sheets...................................................................  3
                 Consolidated Statements of Operations.........................................................  4
                 Consolidated Statements of Stockholders' Equity...............................................  5
                 Consolidated Statements of Cash Flows.........................................................  7
                 Notes to Consolidated Financial Statements....................................................  8


 Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations..............  27

 Item 3     Quantitative and Qualitative Disclosures about Market Risk.........................................  36



 Part II Other Information



 Item 1     Legal Proceedings..................................................................................  37

 Item 2     Changes in Securities and Use of Proceeds..........................................................  37

 Item 3     Defaults Upon Senior Securities....................................................................  37

 Item 4     Submission of Matters to a Vote of Security Holders................................................  37

 Item 5     Other Information..................................................................................  38

 Item 6     Exhibits and Reports on Form 8-K...................................................................  38

 Signatures....................................................................................................  39




                                                     ALLIED WASTE INDUSTRIES, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                (in thousands, except per share amounts)


                                                                                June 30,              December 31,
                                                                                  2001                    2000
                                                                            ------------------      ------------------
                                                                                (unaudited)
ASSETS
Current Assets --
Cash and cash equivalents...............................................    $       136,507         $       122,094
Accounts receivable, net of allowance of $32,101 and $43,099............            774,604                 823,259
Prepaid and other current assets........................................            128,659                 119,483
Deferred income taxes, net..............................................            172,243                 206,867
                                                                            ------------------      ------------------
  Total current assets..................................................          1,212,013               1,271,703
Property and equipment, net.............................................          3,928,660               3,860,538
Goodwill, net ..........................................................          8,562,206               8,717,438
Other assets, net.......................................................            567,966                 663,955
                                                                            ------------------      ------------------
  Total assets..........................................................    $    14,270,845         $    14,513,634
                                                                            ==================      ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
Current portion of long-term debt.......................................     $        9,493         $        13,997
Accounts payable........................................................            400,585                 476,333
Accrued closure, post-closure and environmental costs...................            156,984                 153,226
Accrued interest........................................................            178,808                 165,954
Other accrued liabilities...............................................            434,237                 564,154
Unearned revenue........................................................            236,511                 226,088
                                                                             ----------------       -----------------
  Total current liabilities.............................................          1,416,618               1,599,752
Long-term debt, less current portion....................................          9,331,354               9,635,124
Deferred income taxes...................................................            296,212                 358,637
Accrued closure, post-closure and environmental costs...................            879,309                 880,580
Other long-term obligations.............................................            603,191                 271,882
Commitments and contingencies
Series A Senior Convertible Preferred Stock, 1,000 shares
  authorized, issued and outstanding, liquidation
  preference of $1,132 and $1,096 per share.............................          1,131,659               1,096,046
Stockholders' Equity --
Common stock............................................................              1,967                   1,961
Additional paid-in capital..............................................          1,088,489               1,114,553
Accumulated comprehensive loss .........................................            (67,760)                     --
Retained deficit........................................................           (410,194)               (444,901)
                                                                             ----------------       -----------------
  Total stockholders' equity............................................            612,502                 671,613
                                                                             ----------------       -----------------
  Total liabilities and stockholders' equity............................     $   14,270,845         $    14,513,634
                                                                             ================       =================

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.



                                                            ALLIED WASTE INDUSTRIES, INC.
                                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (in thousands, except per share amounts, unaudited)

                                                                 Six Months Ended June 30,            Three Months Ended June 30,
                                                             ----------------------------------     --------------------------------
                                                                  2001               2000               2001              2000
                                                             ----------------    --------------     --------------    --------------
Revenues................................................     $  2,766,703        $  2,840,147       $  1,412,865      $  1,461,854
Cost of operations......................................        1,579,565           1,660,077            799,501           850,121
Selling, general and administrative expenses............          202,691             210,859            100,246           104,697
Depreciation and amortization...........................          228,635             226,581            115,026           114,984
Goodwill amortization...................................          113,027             108,658             56,463            54,644
Acquisition related and unusual costs...................           12,747              56,926              7,249            20,877
Non-cash loss on asset sale.............................          107,011                  --                 --                --
                                                             ----------------    --------------     --------------    --------------
  Operating income......................................          523,027             577,046            334,380           316,531
Equity in earnings of unconsolidated subsidiaries.......          (14,072)            (27,787)            (4,967)          (14,290)
Interest income.........................................           (3,797)             (1,342)            (1,902)             (739)
Interest expense........................................          434,437             435,101            215,797           220,695
                                                             ----------------    --------------     --------------    --------------
  Income before income taxes............................          106,459             171,074            125,452           110,865
Income tax expense......................................           59,580              95,642             71,322            61,981
Minority interest.......................................            2,719               2,779                972             1,188
                                                             ----------------    --------------     --------------    --------------
  Income before extraordinary loss......................           44,160              72,653             53,158            47,696
Extraordinary loss, net of income tax benefit...........            9,453               6,484                 --                --
                                                             ----------------    --------------     --------------    --------------
  Net income............................................           34,707              66,169             53,158            47,696
Dividends on preferred stock............................           35,620              33,489             18,050            16,879
                                                             ----------------    --------------     --------------    --------------
  Net income (loss) available to common shareholders....     $       (913)       $     32,680       $     35,108      $     30,817
                                                             ================    ==============     ==============    ==============

Basic EPS:
Income available to common shareholders before
    extraordinary loss, net of income tax benefit.......     $       0.05        $       0.20       $       0.19      $       0.16
Extraordinary loss, net of income tax benefit...........            (0.05)              (0.03)                --                --
                                                             ----------------    --------------     --------------    --------------
  Net income (loss) available to common shareholders....     $         --        $       0.17       $       0.19      $       0.16
                                                             ================    ==============     ==============    ==============
Weighted average common shares..........................          189,350             188,664            189,495           188,688
                                                             ================    ==============     ==============    ==============


Diluted EPS:
Income available to common shareholders before
    extraordinary loss, net of income tax benefit.......     $       0.04        $       0.20       $       0.18      $       0.16
Extraordinary loss, net of income tax benefit...........            (0.04)              (0.03)                --                --
                                                             ----------------    --------------     --------------    --------------
  Net income (loss) available to common shareholders....     $         --        $       0.17       $       0.18      $       0.16
                                                             ================    ==============     ==============    ==============
Weighted average common and common
   equivalent shares....................................          195,277             189,895            195,670           190,449
                                                             ================    ==============     ==============    ==============

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                                                   ALLIED WASTE INDUSTRIES, INC.
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     (in thousands, unaudited)

                                                                                                                     Comprehensive
                                                                                                                     Loss for the
                                                    Additional       Accumulated                       Total          Six Months
                                        Common       Paid-In        Comprehensive    Retained       Stockholders'        Ended
                                        Stock        Capital            Loss          Deficit         Equity          June 30, 2001
                                    -------------  --------------  ---------------  ------------   --------------    ---------------
Balance as of December 31, 2000..   $      1,961   $   1,114,553   $        --      $  (444,901)   $   671,613
  Common stock issued, net.......              3           2,726            --                --         2,729
  Stock options, net.............              3           6,830            --                --         6,833
  Dividends declared on Series A
    Senior Convertible Preferred
    Stock........................             --         (35,620)           --                --       (35,620)
  Net income.....................             --              --            --            34,707        34,707       $    34,707

Other comprehensive loss, net of
  tax:
  Cumulative effect of change in
    account principle............             --             --        (45,193)               --       (45,193)          (45,193)
  Net loss deferred on hedging
    derivatives..................             --             --        (41,100)               --       (41,100)          (41,100)
Less:  Net loss on hedging
  derivatives reclassified to
earnings ........................             --             --         18,533                --        18,533            18,533
                                    -------------  --------------  ---------------  ------------   --------------    ---------------
Balance as of June 30, 2001......   $      1,967   $   1,088,489   $   (67,760)     $  (410,194)   $   612,502       $   (33,053)
                                    =============  ==============  ===============  ============   ==============    ===============

Comprehensive income for the three months ended June 30, 2001 was $57,065 comprised of $53,158 net income, $8,506 net loss on deferred hedging derivatives and $12,413 of net loss on hedging derivatives reclassified to earnings.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                                                        ALLIED WASTE INDUSTRIES, INC.
                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                          (in thousands, unaudited)

                                                                                                                Comprehensive
                                                                                                                Income for the
                                        Common                                                    Total           Six Months
                                        Stock            Additional          Retained         Stockholders'          Ended
                                       Capital            Paid-In            Deficit            Equity           June 30, 2000
                                    --------------    --------------    ----------------    --------------     ----------------

Balance as of December 31, 1999..   $      1,885      $   1,179,180     $   (569,288)       $    611,777
  Common stock issued, net.......             70              1,146               --               1,216
  Stock options, net.............              1                (18)              --                 (17)
  Dividends declared on Series A
     Senior Convertible Preferred
     Stock.......................             --            (33,489)              --             (33,489)
  Net income.....................             --                 --           66,169              66,169       $     66,169
  Other comprehensive income, net             --                 --               --                  --                 --
                                    --------------    --------------    ----------------    --------------     ----------------
Balance as of June 30, 2000.......  $      1,956      $   1,146,819     $   (503,119)       $    645,656       $     66,169
                                    ==============    ==============    ================    ==============     ================


Comprehensive income for the three months ended June 30, 2000 was $47,696. The only component of other comprehensive income was net income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.



                                    ALLIED WASTE INDUSTRIES, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands, unaudited)


                                                                                     Six Months Ended June 30,
                                                                                 ----------------------------------
                                                                                      2001               2000
                                                                                 ---------------    ---------------
Operating activities --
Net income..................................................................     $     34,707       $     66,169
Adjustments to reconcile net income to cash provided by operating activities--
Provisions for:
  Depreciation and amortization.............................................          341,662            335,239
  Non-cash loss on asset sale...............................................          107,011                 --
  Undistributed earnings of equity investment in unconsolidated subsidiary..          (14,072)           (24,359)
  Doubtful accounts.........................................................            4,947              8,951
  Accretion of debt and amortization of debt issuance costs.................           20,962             22,847
  Deferred income tax provision.............................................           39,044             67,181
  Gain on sale of assets....................................................           (4,631)            (6,928)
  Extraordinary loss due to early extinguishments of debt, net of income tax
  benefit and cash premium paid.............................................            4,828              6,484
Change in operating assets and liabilities, excluding the effects of purchase acquisitions--
  Accounts receivable, prepaid expenses, inventories and other..............          (24,799)           (24,030)
  Accounts payable, accrued liabilities, unearned income, and other.........          (64,510)           (56,551)
  Acquisition related and non-recurring accruals............................          (59,045)           (88,930)
  Closure and post-closure provision........................................           33,381             31,767
  Closure and post-closure expenditures.....................................          (23,664)           (28,769)
  Environmental expenditures................................................          (23,082)           (15,887)
                                                                                 ---------------    ---------------
Cash provided by operating activities.......................................          372,739            293,184
                                                                                 ---------------    ---------------

Investing activities --
  Cost of acquisitions, net of cash acquired................................         (109,785)          (687,176)
  Proceeds from divestitures, net of cash divested..........................          359,598            882,731
  Accruals for acquisition price and severance costs........................             (986)           (23,314)
  Net distributions from unconsolidated subsidiaries........................               --             15,372
  Capital expenditures, excluding acquisitions..............................         (267,346)          (183,076)
  Capitalized interest......................................................          (25,173)           (21,029)
  Proceeds from sale of fixed assets........................................           14,505             31,804
  Change in deferred acquisition costs, notes receivable, and other.........            1,644            (12,000)
                                                                                 ---------------    ---------------
Cash (used for) provided by investing activities............................          (27,543)             3,312
                                                                                 ---------------    ---------------

Financing activities --
  Net proceeds from sale of common stock and exercise of stock options......            5,248                 --
  Proceeds from long-term debt, net of issuance costs.......................        1,307,891          1,323,000
  Repayments of long-term debt..............................................       (1,643,922)        (1,601,695)
                                                                                 ---------------    ---------------
Cash used for financing activities..........................................         (330,783)          (278,695)
                                                                                 ---------------    ---------------

Increase in cash and cash equivalents.......................................           14,413             17,801
Cash and cash equivalents, beginning of period..............................          122,094            121,405
                                                                                 ---------------    ---------------
Cash and cash equivalents, end of period....................................     $    136,507       $    139,206
                                                                                 ===============    ===============

Non-Cash transactions --
  Debt and liabilities assumed in acquisitions..............................     $     12,871       $     81,868
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


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Allied Waste Industries, Inc. ("Allied" or "we"), a Delaware corporation, is the second largest non-hazardous solid waste management company in the United States. We provide non-hazardous waste collection, transfer, disposal and recycling services to approximately 10 million customers in 39 states, geographically identified as the Atlantic, Central, Great Lakes, Midwest, Northeast, Southeast, Southwest and West regions of the United States.

The Consolidated Financial Statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The Consolidated Balance Sheet as of December 31, 2000 and the unaudited interim Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading when read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000. The Consolidated Financial Statements as of June 30, 2001, and for the six and three months ended June 30, 2001 and 2000 reflect, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to their current presentation.

Operating results for interim periods are not necessarily indicative of the results for full years. These Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2000 and the related notes thereto included in our Annual Report on Form 10-K filed with the SEC for that year.

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

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition related and unusual costs --

During 2001, we have recorded approximately $12.7 million of acquisition related and unusual costs comprised of transition costs related to billing systems conversions, transitional employees and duplicative facilities and operations associated with the acquisition of Browning-Ferris Industries, Inc. ("BFI").

During 2000, we recorded approximately $127.3 million of acquisition related and unusual costs primarily associated with the acquisition of BFI. These costs are comprised primarily of approximately $75.2 million of transition costs related to billing systems conversions, transitional employees and duplicative facilities and operations, $30.2 million relating to changes in estimated loss contract provisions, restructuring and abandonment liabilities, litigation liabilities and environmental related matters and $26.5 million of non-cash asset impairments related to the divestitures of certain operations. Additionally during 2000, we reversed through acquisition related and unusual costs approximately $4.6 million of accruals established in connection with the acquisition of BFI and accruals associated with 1998 acquisitions.

During the year ended December 31, 1999, we recorded $588.9 million of acquisition related and unusual costs primarily associated with the $9.6 billion acquisition of BFI, which was accounted for as a purchase. The following table reflects the cash activity through June 30, 2001 related to the acquisition related and unusual costs accrued during 1999 (in thousands, unaudited):



                                                                                  Litigation
                                             Transition           Loss          and Compliance
                                                Costs           Contracts           Costs             Total
                                           ----------------  ----------------  ----------------- ----------------
1999 Additions through Expense............ $     77,350      $     32,643      $     113,382     $     223,375
1999 Expenditures.........................      (74,654)           (6,058)            (1,553)          (82,265)
2000 Expenditures.........................       (2,091)          (14,698)           (30,960)          (47,749)
2001 Expenditures.........................           --            (8,203)            (9,296)          (17,499)
Adjustments...............................         (605)           20,680              6,614            26,689
                                           ----------------  ----------------  ----------------- ----------------
Balance Remaining June 30, 2001........... $         --      $     24,364      $      78,187     $     102,551
                                           ================  ================  ================= ================


Additionally during 1999, we charged to acquisition related and unusual costs, $267.0 million related to environmental matters, $105.2 of non-cash asset impairments, $0.5 million of restructuring, abandonment and other costs and reversed approximately $7.2 million of accruals related to 1998 acquisitions.

Non-cash loss on asset sale --

In February 2001, we decided to accept an offer and sold certain non-integrated operations in the Northeast region for approximately $53 million. In connection with our strategic business model and ongoing review of the operations, we determined that the sale of such assets would allow us to deploy proceeds from the sale to purchase more productive assets in other markets that improve our market density and internalization. We initially used the proceeds to repay debt, and subsequently redeployed the proceeds to purchase other assets. The carrying value of the assets sold was approximately $160 million at the time of the sale. In connection with this sale, we recorded a non-cash loss of approximately $107 million ($65 million, net of income tax benefit). Revenues and net operating income of the sold operations represent less than 1% of our consolidated revenue and net operating income for the six months ended June 30, 2001. The assets were held for use and were not impaired at December 31, 2000 based on the criteria and analysis under Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of."

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Extraordinary loss --

In January 2001, we repaid $589.5 million of the tranche A, B and C term loan facility prior to its maturity date, with net proceeds from the issuance of $600 million of senior secured notes (See Note 2). In connection with this repayment, we recognized an extraordinary charge for the early extinguishment of the debt of approximately $15.6 million ($9.5 million, net of income tax benefit, or $0.05 per share) related to the write-off of deferred debt issuance costs and costs associated with the refinancing.

In February 2000, we repaid the asset sale term loan facility prior to its maturity date. In connection with this repayment, we recognized a non-cash extraordinary charge for the early extinguishment of the debt of approximately $10.7 million ($6.5 million, net of income tax benefit, or $0.03 per share) related to the write-off of deferred debt issuance costs.

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

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative instruments and hedging activities --

Effective January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. Adoption of these new accounting standards had no effect on net income and resulted in cumulative after tax reductions of $71.7 million in the first quarter of 2001 to accumulated comprehensive income, included as a component of reported stockholders' equity. At June 30, 2001, a liability of $112 million is included in the Consolidated Balance Sheet in other long-term obligations reflecting the market cost of hypothetical settlement of our swap portfolio on that date. This liability will fluctuate with market interest rates but will reduce to zero over the lives of each of our swap instruments. Our swap portfolio substantially stabilizes our incurred and reported interest expense with the consequence of balance sheet fluctuations caused by changes in market interest rates.

Our earnings and cash flow are subject to fluctuations due to changes in interest rates. We primarily have interest rate risk relating to long-term variable rate bank debt. Our objective is to reduce the aggregate exposure of capital and future cash flows to volatility or adverse movements in interest rates. Our policy is to use interest rate swap agreements to manage our exposure. Interest rate swap agreements are not entered into for speculative purposes. Our derivative activities are subject to the management, direction and control of our Hedging Committee. Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Board of Directors at least annually.

In the process of adoption of SFAS No. 133 we have reviewed all significant transactions and contracts for derivative activity and determined that our interest rate swap agreements are our only transactions representing derivative instruments that require a change in accounting under SFAS No. 133 and 138. Our interest rate swaps are designated as and are effective as hedges of our variable rate debt. We assume 100% effectiveness in our interest rate hedges, as the notional amounts, indices, repricing dates, and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged. Accordingly, all changes in market value of our interest rate swap agreements are reflected in comprehensive income. Expense or income related to swap settlements are matched against interest expense in earnings for the related variable rate debt over the term of the swaps. These agreements are recognized on the balance sheet at their fair value.

In accordance with SFAS No. 133 and 138, we designate our interest rate swap agreements at inception as hedges of the variability of interest cash flow. We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes linking all interest rate swaps that are designated as cash flow hedges to specific variability of cash flow. Amounts related to discontinued hedges were not material and were reclassified to earnings in the current period.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently issued accounting pronouncements --

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interest method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

SFAS No. 142, among other things, prohibits the amortization of goodwill and instead requires an annual assessment of goodwill impairment by applying a fair value based test. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill balances. SFAS No. 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized, even if the statement is not adopted in its entirety at that time. The effective date for SFAS No. 142 is fiscal years beginning after December 15, 2001. During the six months ended June 30, 2001 and 2000, we recorded goodwill amortization of $113.0 million and $108.7 million, respectively. Management is currently evaluating the methodologies for assessing the carrying value of goodwill for impairment. Any adjustments as a result of the initial implementation of SFAS No. 142 impairment tests will be recorded as a cumulative effect of change in accounting principle effective January 1, 2002. Net unamortized goodwill at June 30, 2001 is approximately $8.6 billion, of which approximately $6.9 billion is not amortized for income tax purposes.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Landfill Accounting

We have a network of 167 owned or operated active landfills with a net book value of approximately $1.68 billion at June 30, 2001. The landfills have operating lives ranging from one to over 150 years based on available capacity using current annual volumes. The average life of our landfills approximates 40 years. We use a life-cycle accounting method for landfills and the related closure and post-closure liabilities. This method applies the costs associated with acquiring, developing, closing and monitoring the landfills over the associated landfill capacity and associated consumption. On an annual basis, we update the development cost estimates (which include the costs to develop the site as well as the individual cell construction costs), closure and post-closure cost estimates and future capacity estimates for each landfill. The cost estimates are prepared by local company and third-party engineers based on the applicable local, state and federal regulations and site specific permit requirements. Future capacity estimates are updated using aerial surveys of each landfill to estimate utilized disposal capacity and remaining disposal capacity. These cost and capacity estimates are reviewed and approved annually by senior operations management.

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


                                                                                    December 31,
                                                                                        2000
                                                                                  -----------------
Discounted Closure and  Post-Closure Liability Recorded:
  Current Portion................................................................ $        90,785
  Non-Current Portion............................................................         510,568
                                                                                  -----------------
  Total.......................................................................... $       601,353

Estimated Remaining Closure and Post-Closure Costs to be Expended:
  Discounted..................................................................... $     1,222,920
  Undiscounted...................................................................       3,180,287

Estimated Total Future Payments:
2001............................................................................. $        90,785
2002.............................................................................          92,703
2003.............................................................................          76,548
2004.............................................................................          54,873
2005.............................................................................          49,344
Thereafter.......................................................................       2,816,034


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

The second component is the accretion expense necessary to increase the accrued closure and post-closure reserve balance to its future, or undiscounted value. To accomplish this, we accrete our closure and post-closure accrual balance using a long-term risk-free capital rate and charge this accretion as an operating expense in that period. We charged approximately $33.4 million related to per unit closure and post-closure expense and periodic accretion during the six months ended June 30, 2001.

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

The ultimate amounts for environmental liabilities cannot be reliably determined and estimates of such liabilities made by us, after consultation with our independent environmental engineers, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the Consolidated Financial Statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessment to date, the recorded liabilities are periodically evaluated, as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded liability for environmental matters as of June 30, 2001 and December 31, 2000 of approximately $409.5 million and $432.5 million, respectively, represents the most probable outcome of these contingent matters. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, proceeds are recorded as an offset to environmental expense in operating income. There were no significant recovery receivables outstanding as of June 30, 2001 or as of December 31, 2000. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding closure and post-closure could result in approximately $30 million of additional liability.

The following table shows the activity and balances related to environmental accruals and for closure and post-closure accruals related to open and closed landfills from December 31, 2000 through June 30, 2001 (in thousands, unaudited):

                                                 Balance at       Charges to           Other                          Balance at
                                                  12/31/00          Expense          Charges(1)       Payments          6/30/01
                                                -------------   ----------------    -------------   --------------   --------------
Environmental costs............................ $    432,453    $           --      $       136     $   (23,082)     $    409,507
Open landfills closure and post-closure costs..      324,282            25,348            3,163         (14,496)          338,297
Closed landfills closure and post-closure costs      277,071             8,033           12,553          (9,168)          288,489

(1)  Amounts consist primarily of liabilities  related to acquired companies.


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Long-term Debt

Long-term debt at June 30, 2001 and December 31, 2000 consists of the following (in thousands):

                                                                                              June 30,            December 31,
                                                                                                 2001                  2000
                                                                                           ------------------    ------------------
                                                                                              (unaudited)

Revolving credit facility, effective rate of 10.45% and 10.46%, respectively.............  $       93,000        $      435,000
Tranche A term loan facility, effective rate of 9.46% and 9.19%, respectively............       1,451,856             1,675,000
Tranche B term loan facility, effective rate of 9.97% and 9.52%, respectively............       1,083,475             1,250,000
Tranche C term loan facility, effective rate of 10.47% and 9.73%, respectively...........       1,300,169             1,500,000
Senior subordinated notes, interest at 10.00%, effective rate of 10.18%..................       2,006,849             2,007,272
Senior notes, interest at 7.88%, effective rate of 8.14%.................................         873,750               873,690
Senior notes, interest at 7.63%, effective rate of 7.97%.................................         600,000               600,000
Senior notes, interest at 7.38%, effective rate of 7.89% ................................         224,816               224,784
Senior notes, interest at 8.88%, effective rate of 9.13%.................................         600,000                    --
Debentures, interest at 7.40%, effective rate of 10.27%..................................         281,890               280,749
Senior notes, interest at 6.10%, effective rate of 8.59%.................................         151,253               149,495
Senior notes, interest at 6.38%, effective rate of 9.58%.................................         140,477               138,895
Debentures, interest at 9.25%, effective rate of 9.92%...................................          95,057                94,946
Senior notes, interest at 7.88%, effective rate of 9.07%.................................          67,191                66,879
Solid waste revenue bond obligations, weighted average interest rate of 6.40% and
  6.30%, weighted average effective rate of 7.18% and 7.35%, respectively................         313,971               314,887
Notes payable to banks, finance companies, individuals and others, weighted average
  interest rates of 7.96% and 7.28%, respectively........................................          57,093                37,524
                                                                                           ------------------    ------------------
                                                                                                9,340,847             9,649,121
Less: Current portion....................................................................           9,493                13,997
                                                                                           ------------------    ------------------
                                                                                           $    9,331,354        $    9,635,124
                                                                                           ==================    ==================

On January 30, 2001, we issued $600 million of 8.875% senior notes, due 2008 (the 2001 Senior Notes), in a private placement under Rule 144A of the Securities Act of 1933. We used the net proceeds of $589.5 million from the sale of these notes to ratably repay portions of tranches A, B and C of the term loans under the 1999 Credit Facility. Coincident with the offering we amended our 1999 Credit Facility to change certain financial covenants to provide us with greater flexibility and to reduce the total revolving line by $200 million, from $1.5 billion to $1.3 billion. This reduction in the revolver was effective as of June 29, 2001.


The 1999 Credit Facility bears interest, at (a) an Alternate Base Rate, or (b) a Eurodollar Rate, both terms defined in the 1999 Credit Facility, plus, in either case, an applicable margin and may be used for working capital and other general corporate purposes, acquisitions, and the issuance of letters of credit. Of the $1.3 billion permitted under the Revolving Credit Facility, no more than $800 million may be used to support the issuance of letters of credit. As of June 30, 2001, approximately $809 million was available on this facility.

                         ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Net Income Per Common Share

Net income per common share is calculated by dividing net income, less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share data, unaudited):


                                                                Six Months Ended                   Three Months Ended
                                                                     June 30,                            June 30,
                                                          --------------------------------    --------------------------------
                                                              2001              2000              2001              2000
                                                          --------------    --------------    --------------    --------------
Basic earnings per share computation:
Income before extraordinary loss.....................     $    44,160       $      72,653     $    53,158       $    47,696
Less: preferred stock dividends......................          35,620              33,489          18,050            16,879
                                                          --------------    --------------    --------------    --------------
Income available to common shareholders before
   extraordinary losses, net of income tax benefit...     $     8,540       $      39,164     $    35,108       $    30,817
                                                          ==============    ==============    ==============    ==============
Weighted average common shares outstanding...........         189,350             188,664         189,495           188,688
                                                          ==============    ==============    ==============    ==============
Basic earnings per share before extraordinary
  losses, net of income tax benefit..................     $      0.05       $        0.20     $      0.19       $      0.16
                                                          ==============    ==============    ==============    ==============

Diluted earnings per share computation:
Income before extraordinary loss.....................     $    44,160       $      72,653     $    53,158       $    47,696
Less: preferred stock dividends......................          35,620              33,489          18,050            16,879
                                                          --------------    --------------    --------------    --------------
Income available to common shareholders before
  extraordinary losses, net of income tax benefit....     $     8,540       $      39,164     $    35,108       $    30,817
                                                          ==============    ==============    ==============    ==============
Weighted average common shares outstanding...........         189,350             188,664         189,495           188,688
Dilutive effect of stock, stock options, warrants and
  contingently issuable shares.......................           5,927               1,231           6,175             1,761
                                                          --------------    --------------    --------------    --------------
Weighted average common and common equivalent
  shares outstanding.................................         195,277             189,895         195,670           190,449
                                                          ==============    ==============    ==============    ==============
Diluted earnings per share before extraordinary
  losses, net of income tax benefit..................     $      0.04       $        0.20     $      0.18       $      0.16
                                                          ==============    ==============    ==============    ==============

Conversion of the Preferred Stock into 61,883, 58,020, 62,870 and 58,949 common shares and exercise of 2,738, 447, 2,902 and 550 stock options to purchase common shares have not been assumed for the six and three months ended June 30, 2001 and 2000, respectively, as the effects would not be dilutive.


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and reasonably estimable. We expect that matters in process at June 30, 2001, which have not been accrued in the Consolidated Balance Sheets, will not have a material adverse effect on our consolidated liquidity, financial position or results from operations.

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

We have operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

                                      December 31, 2000
                                   ------------------------
               2001                     $   31,045
               2002                         28,137
               2003                         24,936
               2004                         21,040
               2005                         18,713
               Thereafter                   41,109

Rental expense under such operating leases was approximately $13.6 million and $15.5 million for the six months ended June 30, 2001 and 2000, respectively.

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

We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. These financial assurance requirements are satisfied by us issuing performance bonds, letters of credit, insurance policies or trust deposits to secure our obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At June 30, 2001, we had outstanding approximately $1.6 billion in financial assurance instruments, represented by $1.2 billion of insurance policies, $340 million of surety bonds, $49 million of trust deposits and $4 million of letters of credit. During calendar year 2001, we expect no material increase in financial assurance instruments relating to our landfill operations.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have issued bank letters of credit in the aggregate amount of approximately $398 million at June 30, 2001, including approximately $4 million relating to financial assurances to government agencies. These financial instruments are issued in the normal course of business and are not reflected in the accompanying Consolidated Balance Sheets. The underlying obligations of the financial instruments are valued based on the likelihood of performance being required. We do not expect any material losses to result from these off balance sheet instruments based on historical results, and therefore, we are of the opinion that the fair value of these instruments is zero.

6. Segment Reporting

We classify our operations into eight U.S. geographic regions: Atlantic, Central, Northeast, Southeast, Great Lakes, Midwest, Southwest and West. Our revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. We evaluate performance based on several factors, of which the primary financial measure is EBITDA before acquisition related and unusual costs. The accounting policies of the business segments are the same as those described in the Organization and Summary of Significant Accounting Policies (See Note 1). The tables below reflect certain geographic information relating to our operations for the six and three months ended June 30, 2001 and 2000 (in thousands, unaudited):


                          Six Months Ended June 30, 2001                       Six Months Ended June 30, 2000
                  ------------------------------------------------     ------------------------------------------------
                    Revenues                             EBITDA          Revenues                             EBITDA
                      from                               before            from                               before
                    external         Intersegment     non-recurring      external        Intersegment      non-recurring
                   customers           revenues         charges          customers         revenues          charges
                  -------------     -------------    -------------     -------------    --------------    -------------
Atlantic......    $    290,644      $     39,777     $    106,423      $    299,202     $     45,394      $    100,510
Central.......         254,745            61,862           88,979           264,626           61,715            87,111
Great Lakes...         298,734            77,583          129,263           323,028           78,819           124,449
Midwest.......         240,310            62,570          114,418           238,859           55,130           111,324
Northeast.....         430,108           112,155          102,818           469,064           99,045           124,562
Southeast.....         388,491            56,878          142,750           383,201           53,732           141,785
Southwest.....         394,406            67,109          148,747           380,473           63,698           147,014
West..........         453,922           101,934          177,567           461,627           98,649           163,612
Other(1)......          15,343                --          (26,518)           20,067               --           (31,156)
                  -------------     -------------    -------------     -------------    --------------    -------------
Total.........    $  2,766,703      $    579,868     $    984,447      $  2,840,147     $    556,182      $    969,211
                  =============     =============    =============     =============    ==============    =============

                         Three Months Ended June 30, 2001                     Three Months Ended June 30, 2000
                  ------------------------------------------------     ------------------------------------------------
                    Revenues                             EBITDA          Revenues                             EBITDA
                      from                               before            from                               before
                    external         Intersegment     non-recurring      external        Intersegment      non-recurring
                   customers           revenues         charges          customers         revenues          charges
                  -------------     -------------    -------------     -------------    --------------    -------------
Atlantic......    $    147,469      $     20,526     $     55,315      $    151,216     $     23,281      $     51,384
Central.......         134,564            32,826           49,928           139,434           32,543            47,479
Great Lakes...         156,251            41,651           69,303           166,099           41,985            66,214
Midwest.......         122,445            32,415           58,808           119,974           28,100            56,267
Northeast.....         216,626            58,699           51,950           242,722           53,886            65,063
Southeast.....         194,779            28,585           69,688           195,363           27,636            73,512
Southwest.....         202,029            34,626           77,617           196,903           32,389            76,132
West..........         231,454            50,394           91,099           239,310           52,767            86,206
Other(1)......           7,248                --          (10,590)           10,833               --           (15,221)
                  -------------     -------------    -------------     -------------    --------------    -------------
Total.........    $  1,412,865      $    299,722     $    513,118      $  1,461,854     $    292,587      $    507,036
                  =============     =============    =============     =============    ==============    =============

(1)  Amounts relate primarily to our subsidiaries which provide services throughout the organization and not solely on a regional basis.


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of reportable segment primary financial measure to operating income (in thousands, unaudited):


                                             Six Months Ended June 30,                Three Months Ended June 30,
                                        -------------------------------------     -------------------------------------
                                              2001                2000                 2001                 2000
                                        -----------------    ----------------     ----------------     ----------------
Operating income:
Total EBITDA before acquisition
  related and unusual costs for
  reportable segments............       $       984,447      $       969,211      $       513,118      $       507,036
Depreciation and amortization
  for reportable segments........              (341,662)            (335,239)            (171,489)            (169,628)
Acquisition related and unusual
  costs..........................               (12,747)             (56,926)              (7,249)             (20,877)
Non-cash loss on asset sale......              (107,011)                  --                   --                   --
                                        -----------------    ----------------     ----------------     ----------------
  Operating income...............       $       523,027      $       577,046      $       334,380      $       316,531
                                        =================    ================     ================     ================


Percentage of our total revenue attributable to services provided (in thousands, unaudited):



                                    Six Months Ended June 30,                                   Three Months Ended June 30,
                    ---------------------------------------------------------  -----------------------------------------------------

                              2001                          2000                           2001                         2000
                    --------------------------  -----------------------------  ---------------------------  ------------------------
Collection..........$ 2,089,463         62.5%   $   2,092,393        61.7%     $1,059,198         61.9%     $ 1,065,287     60.7%
Disposal(1).........  1,033,249         30.9          959,428        28.2         548,733         32.0          508,604     29.0
Recycling...........    122,027          3.6          224,011         6.6          58,211          3.4          116,876      6.7
Other...............    101,832          3.0          120,497         3.5          46,445          2.7           63,674      3.6
                    -------------    ---------  ---------------    ----------  -------------   -----------  -------------  ---------
                      3,346,571        100.0%       3,396,329       100.0%      1,712,587        100.0%       1,754,441    100.0%
                                     =========                     ==========                  ===========                 =========
Intercompany........   (579,868)                     (556,182)                   (299,722)                     (292,587)
                    -------------               ---------------                -------------                -------------
  Reported
    revenues........$ 2,766,703                 $   2,840,147                  $1,412,865                   $ 1,461,854
                    =============               ===============                =============                =============

(1) Disposal revenues include landfill and transfer station revenue.



7. Consolidating Financial Statements of Allied NA

The 1998 Senior Notes, 1999 Notes, and 2001 Senior Notes issued by Allied NA (our wholly owned subsidiary) and certain debt of BFI (all of which is no longer registered under the Securities Exchange Act of 1934) are guaranteed by us. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA's and BFI's debt. Presented below are Condensed Consolidating Balance Sheets as of June 30, 2001 and December 31, 2000 and the related Condensed Consolidating Statements of Operations and Cash Flows for the six and three months ended June 30, 2001 and 2000 of Allied Waste Industries, Inc. ("Parent"), Allied NA ("Issuer"), the guarantor subsidiaries ("Guarantors") and the subsidiaries which are not guarantors ("Non-guarantors") (in thousands):

                                                   ALLIED WASTE INDUSTRIES, INC.
                                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  CONDENSED CONSOLIDATING BALANCE SHEET
                                                        (in thousands, unaudited)

                                                                            June 30, 2001
                                      ----------------------------------------------------------------------------------------------
                                          Parent         Issuer       Guarantors    Non-Guarantors    Eliminations     Consolidated
                                      -------------- -------------- -------------- ---------------- --------------- ----------------
ASSETS
Current Assets --
Cash and cash equivalents...........  $          185 $        4,044 $       75,192  $       57,086   $           --  $      136,507
Accounts receivable, net............              --             --        772,334           2,270               --         774,604
Prepaid and other current assets....              --             --        128,255             404               --         128,659
Deferred income taxes, net..........              --             --        172,243              --               --         172,243
                                      -------------- -------------- --------------- ---------------- --------------- ---------------
  Total current assets..............             185          4,044      1,148,024          59,760               --       1,212,013
Property and equipment, net.........              --             --      3,789,866         138,794               --       3,928,660
Goodwill, net ......................              --             --      8,562,206              --               --       8,562,206
Investment in subsidiaries..........         176,400      3,748,437             --              --      (3,924,837)              --
Other assets, net...................              --        339,643        212,871          15,452               --         567,966
                                      -------------- -------------- --------------- ---------------- --------------- ---------------
  Total assets......................  $      176,585 $    4,092,124 $   13,712,967  $      214,006   $  (3,924,837)  $   14,270,845
                                      ============== ============== =============== ================ =============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
Current portion of long-term debt...  $           -- $           -- $        9,493  $           --   $           --  $        9,493
Accounts payable....................              --             --        380,732          19,853               --         400,585
Accrued closure, post-closure
  and environmental costs...........              --             --        156,984              --               --         156,984
Accrued interest....................              --        151,243         27,317             248               --         178,808
Other accrued liabilities...........          15,910             --        417,033           1,294               --         434,237
Unearned revenue....................              --             --        235,585             926               --         236,511
                                      --------------- ------------- --------------- ---------------- --------------- ---------------
  Total current liabilities.........          15,910        151,243      1,227,144          22,321               --       1,416,618
Long-term debt, less current
  portion...........................              --      8,233,914      1,072,440          25,000               --       9,331,354
Deferred income taxes...............              --             --        296,212              --               --         296,212
Accrued closure, post-closure
  and environmental costs...........              --             --        879,309              --               --         879,309
Due to/(from) parent................      (2,120,963)    (3,199,562)     5,380,719         (60,194)              --              --
Other long-term obligations.........              --             --        603,191              --               --         603,191
Commitments and contingencies
Series A Senior Convertible
  Preferred Stock...................       1,131,659             --             --              --               --       1,131,659
Stockholders' equity................       1,149,979     (1,093,471)     4,253,952         226,879      (3,924,837)         612,502
                                      --------------- ------------- --------------- ---------------- --------------- ---------------
  Total liabilities and stockholders'
    equity..........................  $      176,585  $   4,092,124 $   13,712,967  $      214,006   $  (3,924,837)  $   14,270,845
                                      =============== ============= =============== ================ =============== ===============


                                                 ALLIED WASTE INDUSTRIES, INC.
                                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              CONDENSED CONSOLIDATING BALANCE SHEET
                                                    (in thousands, unaudited)


                                                                            December 31, 2000
                                    ------------------------------------------------------------------------------------------------
                                        Parent          Issuer         Guarantors     Non-Guarantors   Eliminations   Consolidated
                                    -------------- ----------------- ---------------- --------------- -------------- ---------------
ASSETS
Current Assets --
Cash and cash equivalents.......... $          959  $        2,669   $      118,030   $          436  $           -- $      122,094
Accounts receivable, net...........             --              --          823,259               --              --        823,259
Prepaid and other current assets...             --              --          116,853            2,630              --        119,483
Deferred income taxes, net.........             --              --          206,867               --              --        206,867
                                    -------------- ----------------- ---------------- --------------- -------------- ---------------
  Total current assets.............            959           2,669        1,265,009            3,066              --      1,271,703
Property and equipment, net........             --              --        3,860,538               --              --      3,860,538
Goodwill, net .....................             --              --        8,717,438               --              --      8,717,438
Investment in subsidiaries.........        176,400       3,626,794               --               --      (3,803,194)            --
Other assets, net..................             --         188,018          475,937               --              --        663,955
                                    -------------- ----------------- ---------------- --------------- -------------- ---------------
  Total assets..................... $      177,359  $    3,817,481   $   14,318,922   $        3,066  $   (3,803,194)$   14,513,634
                                    ============== ================= ================ =============== ============== ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
Current portion of long-term debt.. $           --  $      110,000   $      (96,003)  $           --  $           -- $       13,997
Accounts payable...................             --              --          476,333               --              --        476,333
Accrued closure, post-closure
  and environmental costs..........             --              --          153,226               --              --        153,226
Accrued interest...................             --         138,481           27,473               --              --        165,954
Other accrued liabilities..........         29,254              --          530,366            4,534              --        564,154
Unearned revenue...................             --              --          224,801            1,287              --        226,088
                                    -------------- ----------------- ---------------- --------------- -------------- ---------------
  Total current liabilities........         29,254         248,481        1,316,196            5,821              --      1,599,752
Long-term debt, less current
  portion..........................             --       8,455,745        1,179,379               --              --      9,635,124
Deferred income taxes..............             --              --          358,637               --              --        358,637
Accrued closure, post-closure
  and environmental costs..........             --              --          880,580               --              --        880,580
Due to/(from) parent...............     (2,102,414)     (4,025,166)       6,185,695          (58,115)             --             --
Other long-term obligations........             --              --          271,882               --              --        271,882
Commitments and contingencies
Series A Senior Convertible
  Preferred Stock..................      1,096,046              --               --               --              --      1,096,046
Stockholders' equity ..............      1,154,473        (861,579)       4,126,553           55,360      (3,803,194)       671,613
                                    -------------- ----------------- ---------------- --------------- --------------- --------------
  Total liabilities and stockholders'
    equity......................... $      177,359  $    3,817,481   $   14,318,922   $        3,066  $   (3,803,194)$   14,513,634
                                    ============== ================= ================ =============== =============== ==============


                                                          ALLIED WASTE INDUSTRIES, INC.
                                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                            (in thousands, unaudited)

                                                                          Six Months Ended June 30, 2001
                                         -------------------------------------------------------------------------------------------
                                             Parent         Issuer        Guarantors    Non-Guarantors Eliminations  Consolidated
                                         --------------- --------------- ------------- --------------- ------------  -------------
Revenues................................ $           --  $         --  $    2,761,577  $        5,126  $        --   $  2,766,703
Cost of operations......................             --            --       1,579,564               1           --      1,579,565
Selling, general and administrative
  expenses .............................          5,420            --         196,219           1,052           --        202,691
Depreciation and amortization...........             --            --         227,912             723           --        228,635
Goodwill amortization...................             --            --         113,027              --           --        113,027
Acquisition related and unusual costs...             --            --          12,747              --           --         12,747
Non-cash loss on asset sale ............             --            --         107,011              --           --        107,011
                                         --------------- ------------- --------------- --------------- ------------- --------------
  Operating income (loss)...............         (5,420)           --         525,097           3,350           --        523,027
Equity in earnings of unconsolidated
  affiliates............................             --            --         (14,072)             --           --        (14,072)
Interest income.........................             --            --          (3,230)           (567)          --         (3,797)
Interest expense........................             --       382,854          50,889             694           --        434,437
Intercompany interest expense (income)..        (39,650)       (9,974)         52,524          (2,900)          --             --
Management fees.........................         (2,500)           --           2,500              --           --             --
                                         --------------- ------------- --------------- --------------- ------------- --------------
  Income (loss) before income taxes.....         36,730      (372,880)        436,486           6,123           --        106,459
Income tax expense (benefit)............         15,166      (147,288)        190,677           1,025           --         59,580
Minority interest.......................             --        (3,161)          5,880              --           --          2,719
                                         --------------- ------------- --------------- --------------- ------------- --------------
  Income (loss) before extraordinary
    losses..............................         21,564      (222,431)        239,929           5,098           --         44,160
Extraordinary loss, net of income tax
  benefit...............................             --         9,453              --              --           --          9,453
                                         --------------- ------------- --------------- --------------- ------------- --------------
  Net income (loss).....................         21,564      (231,884)        239,929           5,098           --         34,707
Dividends on preferred stock............         35,620            --              --              --           --         35,620
                                         --------------- ------------- --------------- --------------- ------------- --------------
  Net income (loss) available to common
    shareholders........................ $      (14,056) $   (231,884) $      239,929  $        5,098  $        --   $       (913)
                                         =============== ============= =============== =============== ============= ==============


                                                        ALLIED WASTE INDUSTRIES, INC.
                                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                         (in thousands, unaudited)

                                                                          Six Months Ended June 30, 2000
                                         -------------------------------------------------------------------------------------------
                                             Parent        Issuer        Guarantors     Non-Guarantors  Eliminations   Consolidated
                                         ------------- -------------- ---------------- --------------- -------------  --------------
Revenues................................ $         --  $         --   $    2,838,940   $        1,207   $     --      $ 2,840,147
Cost of operations......................           --            --        1,660,077               --         --        1,660,077
Selling, general and administrative
  expenses..............................        3,238            --          207,394              227         --          210,859
Depreciation and amortization...........           --            --          226,581               --         --          226,581
Goodwill amortization...................           --            --          108,658               --         --          108,658
Acquisition related and unusual costs...           --            --           56,926               --         --           56,926
                                         ------------- -------------- ---------------- ---------------- -------------  -------------
  Operating income (loss)...............       (3,238)           --          579,304              980         --          577,046
Equity in earnings of unconsolidated
  affiliates............................           --            --          (27,787)              --         --          (27,787)
Interest income.........................           --            --           (1,358)              16         --           (1,342)
Interest expense........................           --       425,703            9,398               --         --          435,101
Intercompany interest expense (income)..      (36,264)           --           40,563           (4,299)        --               --
Management fees.........................       (2,500)           --            2,500               --         --               --
                                         ------------- -------------- ---------------- ---------------- --------------  ------------
  Income (loss) before income taxes.....       35,526      (425,703)         555,988            5,263         --          171,074
Income tax expense (benefit)............       14,694      (168,153)         247,259            1,842         --           95,642
Minority interest.......................           --            --            2,779               --         --            2,779
                                         ------------- -------------- ---------------- ---------------- --------------  ------------
  Income (loss) before extraordinary
    losses..............................       20,832      (257,550)         305,950            3,421         --           72,653
Extraordinary loss, net of income tax
  benefit...............................           --         6,484               --               --         --            6,484
                                         ------------- -------------- ---------------- ---------------- --------------  ------------
  Net income (loss).....................       20,832      (264,034)         305,950            3,421         --           66,169
Dividends on preferred stock............       33,489            --               --               --         --           33,489
                                         ------------- -------------- ---------------- ---------------- --------------  ------------
  Net income (loss) available to common
    shareholders........................ $    (12,657) $   (264,034)  $      305,950   $        3,421   $     --        $  32,680
                                         ============= ============= ================ ================= ==============  ============


                                                       ALLIED WASTE INDUSTRIES, INC.
                                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                         (in thousands, unaudited)


                                                                          Three Months Ended June 30, 2001
                                        --------------------------------------------------------------------------------------------
                                             Parent          Issuer       Guarantors    Non-Guarantors Eliminations  Consolidated
                                        --------------- -------------  --------------- --------------- ------------  -------------
Revenues............................... $          --   $         --   $    1,408,218  $     4,647      $    --      $ 1,412,865
Cost of operations.....................            --             --          799,500            1           --          799,501
Selling, general and administrative
  expenses.............................         2,632             --           96,979          635           --          100,246
Depreciation and amortization..........            --             --          114,303          723           --          115,026
Goodwill amortization..................            --             --           56,463           --           --           56,463
Acquisition related and unusual costs..            --             --            7,249           --           --            7,249
                                        --------------- -------------  ---------------- -------------- -----------   -------------
  Operating income (loss)..............        (2,632)            --          333,724        3,288           --          334,380
Equity in earnings of unconsolidated
  affiliates...........................            --             --           (4,967)          --           --           (4,967)
Interest income........................            --             --           (1,335)        (567)          --           (1,902)
Interest expense.......................            --        191,169           23,934          694           --          215,797
Intercompany interest expense (income).       (19,825)        (4,987)          26,276       (1,464)          --               --
Management fees........................        (1,250)            --            1,250           --           --               --
                                        --------------- -------------  ---------------- --------------- ----------   -------------
  Income (loss) before income taxes....        18,443       (186,182)         288,566        4,625           --          125,452
Income tax expense (benefit)...........         7,615        (73,542)         136,748          501           --           71,322
Minority interest......................            --         (3,161)           4,133           --           --              972
                                        --------------- -------------  ---------------- --------------- -----------   -------------
  Net income (loss)....................        10,828       (109,479)         147,685        4,124           --           53,158
Dividends on preferred stock...........        18,050             --               --           --           --           18,050
                                        --------------- -------------  ---------------- --------------- -----------   -------------
  Net income (loss) available to common
    shareholders....................... $      (7,222)  $  (109,479)   $      147,685  $     4,124      $    --      $    35,108
                                        =============== =============  ================================ ===========   =============


                                                      ALLIED WASTE INDUSTRIES, INC.
                                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                         (in thousands, unaudited)


                                                                         Three Months Ended June 30, 2000
                                         -------------------------------------------------------------------------------------------
                                             Parent          Issuer        Guarantors     Non-Guarantors  Eliminations Consolidated
                                         --------------- -------------- ---------------- --------------- ------------- -------------
Revenues................................ $           --  $         --   $    1,460,671   $        1,183  $       --    $  1,461,854
Cost of operations......................             --            --          849,850              271          --         850,121
Selling, general and administrative
  expenses..............................          1,861            --          102,685              151          --         104,697
Depreciation and amortization...........             --            --          114,984               --          --         114,984
Goodwill amortization...................             --            --           54,644               --          --          54,644
Acquisition related and unusual costs...             --            --           20,877               --          --          20,877
                                         --------------- -------------- ---------------- --------------- ------------- -------------
  Operating income (loss)...............         (1,861)           --          317,631              761          --         316,531
Equity in earnings of unconsolidated
  affiliates............................             --            --          (14,290)              --          --         (14,290)
Interest income.........................             --            --             (762)              23          --            (739)
Interest expense........................             --       211,086            9,609               --          --         220,695
Intercompany interest expense (income)..        (18,132)           --           21,636           (3,504)         --              --
Management fees.........................         (1,250)           --            1,250               --          --              --
                                         --------------- -------------- ---------------- --------------- ------------- -------------
  Income (loss) before income taxes.....         17,521      (211,086)         300,188            4,242          --         110,865
Income tax expense (benefit)............          7,247       (83,379)         136,628            1,485          --          61,981
Minority interest.......................             --            --            1,188               --          --           1,188
                                         --------------- -------------- ---------------- --------------- ------------- -------------
  Net income (loss).....................         10,274      (127,707)         162,372            2,757          --          47,696
Dividends on preferred stock............         16,879            --               --               --          --          16,879
                                         --------------- -------------- ---------------- --------------- ------------- -------------
  Net income (loss) available to common
    shareholders........................ $       (6,605) $   (127,707)  $      162,372   $        2,757  $       --    $     30,817
                                         =============== ============== ================ =============== ============= =============


                                              ALLIED WASTE INDUSTRIES, INC.
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                  (in thousands, unaudited)


                                                                           Six Months Ended June 30, 2001
                                               -------------------------------------------------------------------------------------
                                                   Parent       Issuer        Guarantors    Non-Guarantors Eliminations Consolidated
                                               -------------- ------------- -------------- --------------- ------------ ------------
Cash (used for) provided by operating
activities.....................................$      (6,022) $  (351,400)  $     723,702  $       6,459   $       --    $ 372,739

Investing activities --
  Cost of acquisitions, net of cash acquired...           --           --        (109,785)            --           --     (109,785)
  Proceeds from divestitures, net of cash
   divested....................................           --           --         359,598             --           --      359,598
  Capital expenditures, excluding acquisitions.           --           --        (127,830)      (139,516)          --     (267,346)
  Other investing activities...................           --           --         (11,243)         1,233           --      (10,010)
                                               -------------- ------------- -------------- --------------- ------------ ------------
Cash provided by (used for) investing
  activities...................................           --           --         110,740       (138,283)          --      (27,543)
                                               -------------- ------------- -------------- --------------- ------------ ------------
Financing activities --
  Proceeds from exercise of stock options......        5,248           --              --             --           --        5,248
  Proceeds from long-term debt, net of issuance
   costs.......................................           --    1,304,500         (21,609)        25,000           --    1,307,891
  Repayments of long-term debt.................           --   (1,636,000)         (7,922)            --           --   (1,643,922)
  Intercompany between issuer and subsidiaries.           --      684,275        (847,749)       163,474           --           --
                                               -------------- ------------- -------------- --------------- ------------ ------------
Cash provided by (used for) financing
activities.....................................       5,248       352,775        (877,280)       188,474           --     (330,783)
                                               -------------- ------------- -------------- --------------- ------------ ------------
Increase (decrease) in cash and cash
 equivalents...................................        (774)       1,375          (42,838)        56,650           --       14,413
Cash and cash equivalents, beginning of period.         959        2,669          118,030            436           --      122,094
                                                ------------- ------------  -------------- --------------- ------------ ------------
Cash and cash equivalents, end of period.......$        185  $     4,044   $       75,192  $      57,086   $       --    $ 136,507
                                               ============== ============= ============== =============== ============ ============


                                                                           Six Months Ended June 30, 2000
                                               -------------------------------------------------------------------------------------
                                                   Parent       Issuer        Guarantors    Non-Guarantors Eliminations Consolidated
                                               -------------- ------------- -------------- --------------- ------------- -----------
Cash (used for) provided by operating
 activities....................................$      (2,588) $  (386,191)  $     686,225  $      (4,262)  $       --    $ 293,184

Investing activities --
  Cost of acquisitions, net of cash acquired...          --            --        (687,176)            --           --     (687,176)
  Proceeds from divestitures, net of cash
   divested....................................          --            --         882,731             --           --      882,731
  Capital expenditures, excluding acquisitions           --            --        (183,076)            --           --     (183,076)
  Proceeds from sale of fixed assets...........          --            --          31,804             --           --       31,804
  Other investing activities...................          --            --         (45,166)         4,195           --      (40,971)
                                               -------------- ------------- -------------- --------------- ------------- -----------
Cash provided by (used for) investing
activities.....................................          --            --            (883)         4,195           --        3,312
                                               -------------- ------------- -------------- --------------- ------------- -----------

Financing activities --
  Proceeds from long-term debt, net of issuance
   costs.......................................           --    1,323,000              --             --           --    1,323,000
  Repayments of long-term debt.................           --   (1,319,105)       (282,590)            --           --   (1,601,695)
  Intercompany between issuer and subsidiaries.           --      379,908        (379,908)            --           --           --
                                               -------------- ------------- -------------- --------------- ------------- -----------
Cash provided by (used for) financing
 activities....................................           --      383,803        (662,498)            --           --     (278,695)
                                               -------------- ------------- -------------- --------------- ------------- -----------
Increase (decrease) in cash and cash
 equivalents...................................       (2,588)      (2,388)         22,844            (67)          --       17,801
Cash and cash equivalents, beginning of period.        3,759           --         117,396            250           --      121,405
                                               -------------- ------------- -------------- --------------- ------------- -----------
Cash and cash equivalents, end of period.......$       1,171  $    (2,388)  $     140,240  $         183   $       --    $ 139,206
                                               ============== ============= ============== =============== ============= ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein.

Introduction

Allied Waste Industries Inc. ("Allied" or "we"), a Delaware corporation, is the second largest non-hazardous solid waste management company in the United States, and operates as a vertically integrated company that provides collection, transfer, disposal and recycling services for residential, commercial and industrial customers. We operate in 39 states and serve approximately 10 million customers from a base of assets including 326 collection companies, 148 transfer stations, 167 active landfills, and 70 recycling facilities.

General

Revenues. Our revenues are attributable primarily to fees charged to customers for waste collection, transfer, recycling and disposal services. We generally provide collection services under direct agreements with our customers or pursuant to contracts with municipalities. Commercial and municipal contract terms, generally range from one to five years and commonly have renewal options. Our landfill operations include both company-owned landfills and those operated for municipalities for a fee. Recycling revenues are derived from commodity sales of recyclable products. The following tables show, for the periods indicated, the amount and the percentage of our total reported revenues attributable to services provided and percentage of revenues attributable to geographic regions.

Revenues by Line of Business (in thousands, except percentages, unaudited):

                                           Six Months Ended June 30,
                       -------------------------------------------------------
                                2001                          2000
                       -----------------------     ---------------------------
Collection............. $  2,089,463       62.5 %   $    2,092,393       61.7 %
Disposal (1) ..........    1,033,249       30.9            959,428       28.2
Recycling .............      122,027        3.6            224,011        6.6
Other .................      101,832        3.0            120,497        3.5
                        ---------------  ------     ----------------- -------
                           3,346,571      100.0 %        3,396,329      100.0 %
                                         ======                       =======
Intercompany ..........     (579,868)                     (556,182)
                        ---------------             -----------------
  Reported revenues ... $  2,766,703                $    2,840,147
                        ===============             =================

(1) Disposal revenues include landfill and transfer station revenue.


Revenues by Region:

                              Six Months Ended June 30,
                       -----------------------------------------
                             2001                    2000
                       -----------------        ----------------
Atlantic.............          10.5  %                 10.5  %
Central..............           9.2                     9.3
Great Lakes..........          10.8                    11.4
Midwest..............           8.7                     8.4
Northeast............          15.5                    16.5
Southeast............          14.0                    13.5
Southwest............          14.3                    13.4
West.................          16.4                    16.3
Other(1).............           0.6                     0.7
                       -------------            ------------
  Total Revenues.....         100.0  %                100.0  %
                       =============            ============

(1) Amounts relate primarily to our subsidiaries which provide services throughout the organization and not solely on a regional basis.


Our strategy is to develop vertically integrated operations to internalize the waste we collect and thus realize higher margins from our operations. By disposing of waste at company-owned and/or operated landfills, we retain the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 67% of the waste we collected as measured by disposal volumes were disposed of at landfills we own and/or operate in the second quarter of 2001 compared with 63% in the quarter ended June 30, 2000. In addition, transfer stations are an integral part of the disposal process. We locate our transfer stations in areas where our landfills are outside of the population centers in which we collect waste. Such waste is transferred to long-haul trailers and economically transported to our landfills.

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

Depreciation and amortization includes depreciation of fixed assets and amortization of other intangible assets and landfill airspace. We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the costs associated with acquiring, permitting and developing the entire landfill by the total remaining capacity of that landfill. The resulting per unit amortization rate is applied to each unit disposed at the landfill and is recorded as expense for that period. Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, engineering and legal fees, and interest, which are capitalized and amortized based on consumed airspace. Estimated total future development cost for our 167 active landfills is approximately $3.1 billion, excluding interest to be capitalized, and we expect that this amount will be spent over the remaining operating lives of the landfills which average 40 years. We have available disposal capacity of approximately 3.0 billion cubic yards as of December 31, 2000.

We believe that the costs associated with engineering, owning and operating landfills will increase in the future as a result of federal, state and local regulation as well as community participation in opposition to the landfill process. There can be no assurance that we will be able to raise prices sufficiently to offset these increased expenses. We expense all indirect landfill development costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, as incurred.

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

We calculate the net present value of the closure and post-closure commitment assuming inflation of 2.5% and a long-term risk-free capital rate of 7.0%. We accrete discounted amounts previously recorded to reflect the effects of the passage of time. At December 31, 2000, we estimate total future payments for closure and post-closure to be $3.2 billion. The present value of such estimate is $1.2 billion. At June 30, 2001 and December 31, 2000, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $626.8 million and $601.4 million, respectively. The accruals reflect a portfolio of landfills with estimated remaining lives, based on current waste flows that range from one to over 150 years and an estimated average remaining life of approximately 40 years.

Results of Operations

Three Months Ended June 30, 2001 and 2000

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated.


                                                          Three Months Ended June 30,
                                                        -----------------------------------
                                                             2001                2000
                                                        ---------------     ---------------
Statement of Operations Data:
Revenues............................................        100.0%               100.0%
Cost of operations..................................         56.6                 58.2
Selling, general and administrative expenses........          7.1                  7.2
Depreciation and amortization.......................          8.1                  7.9
Goodwill amortization...............................          4.0                  3.7
Acquisition related and unusual costs...............          0.5                  1.4
                                                        ---------------     ---------------
  Operating income..................................         23.7                 21.6
Equity in earnings of unconsolidated affiliates.....         (0.3)                (1.0)
Interest expense, net...............................         15.1                 15.0
                                                        ---------------     ---------------
  Income before income taxes........................          8.9                  7.6
Income tax expense..................................          5.0                  4.2
Minority interest...................................          0.1                  0.1
                                                        ---------------     ---------------
  Net income .......................................          3.8                  3.3
Dividends on preferred stock........................          1.3                  1.2
                                                        ---------------     ---------------
  Net income available to common shareholders.......          2.5%                 2.1%
                                                        ===============     ===============

Revenues. Revenues in 2001 were $1.41 billion compared to $1.46 billion in 2000, a decrease of 3.4%. The decrease in revenues consists primarily of a decrease in recycling commodity revenues of $52.5 million. The decrease in commodity revenues was partially offset by an increase in core business of approximately $25.5 million or 2.0%. In addition, acquired revenues of $46.7 million were offset by divested revenues of $62.0 million for a net reduction of revenues of approximately $15.3 million.

Cost of Operations. Cost of operations in 2001 was $799.5 million compared to $850.1 million in 2000, a decrease of 6.0%. The decrease in cost of operations was primarily associated with the decrease in revenues described above. As a percentage of revenues, cost of operations decreased to 56.6% in 2001 from 58.2% in 2000, primarily due to the impact of increased internalization from 63% for the second quarter of 2000 to 67% for the three months ended June 30, 2001. Additionally, increased market density, resulting from our market development activities, and initiatives to increase productivity have reduced our cost of operations.

Selling, General and Administrative Expenses. SG&A expenses in 2001 were $100.2 million compared to $104.7 million in 2000, a decrease of 4.3%. The decrease is reflective of our net divestitures and cost control initiatives. As a percentage of revenues, SG&A remained consistent between 2001 and 2000.

Depreciation and Amortization. Depreciation and amortization in 2001 and 2000 was $115.0 million. As a percentage of revenues, depreciation and amortization expense remained consistent between 2001 and 2000. Landfill amortization increased in 2001 compared to 2000 as a result of increased volume; however, the increase was offset by a decrease in depreciation expense due to net divestiture activity and lower levels of capital expenditures over the past year.

Goodwill Amortization. Goodwill amortization in 2001 was $56.5 million compared to $54.6 million in 2000, an increase of 3.5%. The increase in goodwill amortization was due to additional goodwill from acquisitions completed subsequent to June 30, 2000.

Acquisition Related and Unusual Costs. Acquisition related and unusual costs in 2001 were $7.2 million compared to $20.9 million in 2000, a decrease of 65.6%. These costs are comprised of transition costs related to billing systems conversions, transitional employees, and duplicative facilities and operations, resulting from the acquisition of BFI and acquisitions completed during 2000. These non-recurring costs are decreasing and will abate in 2002.


Equity in Earnings of Unconsolidated Subsidiaries. Pre-tax equity in earnings of unconsolidated subsidiaries was $5.0 million in 2001 compared to $14.3 million in 2000, a decrease of 65%. On April 30, 2001, American Ref-Fuel Company LLC, a joint venture of Duke Energy North America and United American Energy Corporation, acquired our 100% ownership interest in the Ref-Fuel Chester,
Pennsylvania facility; our 50% interest in the Rochester, Massachusetts facility; and our 51% interest in Ref-Fuel's marketing company. The ownership structure of the four remaining Ref-Fuel facilities located in New York, New Jersey, and Connecticut was modified to give American Ref-Fuel Company LLC operational control of those entities. This transaction allowed us to reduce our debt requirements by approximately $300 million and reduced our letter of credit requirements by $200 million. In 2000, these operations generated approximate annual revenues, operating income and equity earnings of $70 million, $15 million, and $50 million, respectively.


Interest Expense, net. Interest expense, net of interest income was $213.9 million in 2001 compared to $220.0 million in 2000, a decrease of 2.8%. This decrease is primarily a result of reductions of $631.4 million in the overall debt balance since June 30, 2000, offset by an increase in the effective interest rate from 8.6% to 9.0%. The increase in the effective rate was primarily the result of the expiration of interest rate swaps with lower rates, which were replaced with higher rate swaps in order to maintain a desired ratio of fixed to floating rate debt.

Income Taxes. Income taxes reflect an effective tax rate of 57.3% in 2001 and 56.5% in 2000. The effective income tax rate deviates from the federal statutory rate of 35% primarily due to the non-deductibility of the amortization expense related to goodwill recorded in connection with the acquisition of BFI and state taxes.

Dividends on Preferred Stock. Non-cash dividends on Preferred Stock were $18.1 million in 2001 and $16.9 million in 2000, which reflects the 6.5% dividend on the Preferred Stock issued on July 30, 1999 in connection with the financing of the acquisition of BFI. Dividends were not paid in cash, instead, the liquidation preference of the Preferred Stock increased by accrued, but unpaid dividends.

Six Months Ended June 30, 2001 and 2000

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated.

                                                                  Six Months Ended June 30,
                                                             ------------------------------------
                                                                  2001                2000
                                                             ----------------    ----------------
Statement of Operations Data:
Revenues.............................................            100.0%               100.0%
Cost of operations...................................             57.1                 58.5
Selling, general and administrative expenses.........              7.3                  7.4
Depreciation and amortization........................              8.3                  8.0
Goodwill amortization................................              4.1                  3.8
Acquisition related and unusual costs................              0.4                  2.0
Non-cash loss on asset sale .........................              3.9                   --
                                                             ----------------    ----------------
  Operating income...................................             18.9                 20.3
Equity in earnings of unconsolidated affiliates......             (0.5)                (1.0)
Interest expense, net................................             15.6                 15.3
                                                             ----------------    ----------------
  Income before income taxes.........................              3.8                  6.0
Income tax expense...................................              2.1                  3.4
Minority interest....................................              0.1                  0.1
                                                             ----------------    ----------------
  Income before extraordinary losses,
    net of income tax benefit........................              1.6                  2.5
Extraordinary losses, net of income tax benefit......              0.3                  0.2
                                                             ----------------    ----------------
  Net income.........................................              1.3                  2.3
Dividends on preferred stock.........................              1.3                  1.1
                                                             ----------------    ----------------
  Net income (loss) available to common
    shareholders.....................................              --%                  1.2%
                                                             ================    ================

Revenues. Revenues in 2001 were $2.77 billion compared to $2.84 billion in 2000, a decrease of 2.5%. The decrease in revenues consists primarily of a decrease in recycling revenues of approximately $102.0 million, partially offset by increases in internal growth of our core operations.

Cost of Operations. Cost of operations in 2001 was $1.58 billion compared to $1.66 billion in 2000, a decrease of 4.8%. The decrease in cost of operations was primarily associated with the decrease in revenues described above, most significantly, the cost of recycling sales decreased by $51.5. As a percentage of revenues, cost of operations decreased to 57.1% in 2001 from 58.5% in 2000, primarily due to the impact of price increases, the divestiture of operations which were generating lower than acceptable margins, and the increased landfill internalization from 62% for the six months ended June 30, 2000 to 68% for the six months ended June 30, 2001.

Selling, General and Administrative Expenses. SG&A expenses in 2001 were $202.7 million compared to $210.9 million in 2000, a decrease of 3.9%. The decrease of $8.2 million is primarily reflective of net divestitures and cost control initiatives. As a percentage of revenues, SG&A remained consistent between 2001 and 2000 at 7.3% and 7.4%, respectively.

Depreciation and Amortization. Depreciation and amortization in 2001 was $228.6 million compared to $226.6 million in 2000, an increase of 0.9%. As a percentage of revenues, depreciation and amortization expense increased to 8.3% in 2001 from 8.0% in 2000. The increase is primarily due to the increase in landfill amortization resulting from increased volumes due to improved internalization, offset by a decrease in depreciation resulting from net divestitures and lower levels of capital expenditures.

Goodwill Amortization. Goodwill amortization in 2001 was $113.0 million compared to $108.7 million in 2000, an increase of 4.0%. The increase in goodwill amortization was due to additional goodwill from acquisitions completed subsequent to January 1, 2000.

Acquisition Related and Unusual Costs. Acquisition related and unusual costs in 2001 were $12.7 million compared to $56.9 million in 2000, a decrease of 77.7%. These costs were comprised of transition costs related to information systems conversions, transitional employees, and duplicative facilities and operations, resulting from the acquisition of BFI and acquisitions completed during 2000. The costs in 2001 relate primarily to billing systems conversions associated with the BFI acquisition. Such non-recurring costs are decreasing and will abate in 2002.

Non-Cash Loss on Asset Sale. As part of our ongoing review of the operations and the self-funding market development program for 2001, we sold certain non-integrated operations in the Northeast region for approximately $53 million during the month of February 2001. The proceeds were used to repay debt, and subsequently redeployed as a part of our self-funding market development program to purchase assets in other markets that improve our market density and internalization. In connection with this sale, we reflected a non-cash loss of approximately $107 million ($65 million, net of income tax benefit) in the reported results for the first quarter of 2001.

Equity in Earnings of Unconsolidated Subsidiaries. Equity in earnings of unconsolidated subsidiaries was $14.1 million, in 2001 compared to $27.8 million in 2000, a decrease of 49%. This decrease is a result of the American Ref-Fuel transaction discussed above.

Interest Expense, net. Interest expense, net of interest income was $430.6 million in 2001 compared to $433.8 million in 2000, a decrease of 0.7%. This decrease is primarily a result of reductions in the overall debt balance since June 30, 2000, offset by increases in the effective interest rate primarily driven by interest rate swaps, with lower rates, which were replaced with higher rate swaps in order to maintain a desired ratio of fixed to floating rate debt.

Income Taxes. Income taxes reflect an effective tax rate of 57.4% in 2001 and 56.8% in 2000. The effective income tax rate deviates from the federal statutory rate of 35% primarily due to the non-deductibility of the amortization expense related to goodwill recorded in connection with the acquisition of BFI and state taxes.

Extraordinary Loss, net. In January 2001, we repaid $589.5 million of the tranche A, B and C term loan facility prior to its maturity date, with net proceeds from the issuance of $600 million senior notes. In connection with this repayment, we recognized an extraordinary charge for the early extinguishment of the debt of approximately $15.6 million ($9.5 million, net of income tax benefit) related to the write-off of deferred debt issuance costs and costs associated with the refinancing.

In February 2000, we repaid the asset sale term loan facility prior to its maturity date. In connection with this repayment, we recognized a non-cash extraordinary charge for the early extinguishment of the debt of approximately $10.7 million ($6.5 million, net of income tax benefit) related to the write-off of deferred debt issuance costs.

Dividends on Preferred Stock. Non-cash dividends on Preferred Stock were $35.6 million in 2001 and $33.5 million in 2000, which reflects the 6.5% dividend on the Preferred Stock issued on July 30, 1999 in connection with the financing of the acquisition of BFI. Dividends were not paid in cash, instead, the liquidation preference of the Preferred Stock increased by accrued, but unpaid dividends.

Liquidity and Capital Resources

Our liquidity needs derived from operations are met with operating cash flow and when non-operating liquidity needs arise they are met, if not from remaining operating cash flow, with borrowings under our revolving credit facility. Cash provided by operations for the six months ended June 30, 2001 of $372.7 million, is net of $71.8 million spent on non-recurring acquisition related accruals and transition costs. Cash provided by operations exceeded capital expenditure requirements of $292.5 million (including capitalized interest of $25.2 million) by $80.2 million. Proceeds of $359.6 million from divestitures of solid waste businesses and the American Ref-Fuel transaction described above provided liquidity for market development acquisitions of $109.8 million. During the six months ended June 30, 2001, we were able to repay $308.3 million of our debt using the excess cash provided by both operating and non-operating sources.

During the year ending December 31, 2001 we expect to generate excess cash provided by both operating and non-operating sources that will allow us to repay between $350 million and $450 million of our debt. In light of the economic environment, which has been predominantly reflected in the commodity-related revenues of our business, we estimate that revenues for the year are likely to be slightly less than the amounts originally anticipated.

We have historically operated with a working capital deficit and we expect that we will continue to operate with a working capital deficit. The working capital deficit is generally caused by the current portion of non-recurring acquisition related obligations, $162.0 million as of June 30, 2001. In addition, we regularly use excess available cash from operating and non-operating activities to pay amounts owed on our revolving line of credit, which is classified as long term. Non-recurring acquisition related obligations are primarily related to the BFI acquisition and are expected to decrease over subsequent years.

We expect 2001 cash flows to be derived from the following components (all amounts are approximate anticipated ranges):

o Adjusted earnings before interest, taxes, depreciation and amortization from $2.075 billion to $2.150 billion,
o Other non-cash items, including provision for closure, post-closure and allowance for doubtful accounts from $75 million to $90 million,
o    Cash interest from $860 million to $880 million,
o    Cash taxes from $100 million to $140 million,
o Closure, post-closure and environmental expenditures from $110 million to $150 million,
o    Capital expenditures from $530 million to $560 million,
o    Debt reduction from the American Ref-Fuel transaction of $300 million,
o Non-recurring payments against acquisition accruals from $125 million to $175 million,
o Cash taxes and payments related to acquisitions and divestitures in prior years of $100 million.

As of June 30, 2001, we had cash and cash equivalents of $136.5 million. Our debt structure consisted primarily of $3.9 billion outstanding under the 1999 Credit Facility, $2 billion of the 1999 Notes, $2.3 billion of Senior Notes, including the Notes issued January 2001, and $1.1 billion of debt assumed in connection with the BFI acquisition. As of June 30, 2001 there was aggregate availability under the revolving credit facility of the 1999 Credit Facility of approximately $809 million to be used for working capital, letters of credit, acquisitions and other general corporate purposes. The 1999 Credit Agreement and the indentures relating to the 1999 Notes and the Senior Notes contain financial and operating covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. A substantial portion of our available cash will be required to service this indebtedness. For fiscal 2001, our required debt service is expected to consist of approximately $10 million in principal repayments and between $860 to $880 million in interest payments. These amounts may vary depending upon changes in interest rates.

We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations. We satisfy these financial assurance requirements by issuing surety bonds, letters of credit, insurance policies or trust deposits as they relate to landfill closure and post-closure costs. At June 30, 2001, we had outstanding approximately $1.6 billion in financial assurance instruments, represented by $1.2 billion of insurance policies, $340 million of surety bonds, $49 million of trust deposits and $4 million of letters of credit. We expect no material increase during 2001 in financial assurance instruments relating to our landfill operations.

Subtitle D and other regulations that apply to the non-hazardous waste disposal industry require us to alter operations and to modify or replace pre-Subtitle D landfills. Such expenditures have been and will continue to be substantial. Further regulatory changes could accelerate expenditures for closure and post-closure monitoring and obligate us to spend sums in addition to those presently reserved for such purposes. These factors, together with the other factors discussed above, could substantially increase our operating costs and our ability to invest in our facilities.

Our ability to meet future capital expenditure and working capital requirements, to make scheduled payments of principal, to pay interest, or to refinance our indebtedness, and to fund capital amounts required for the expansion of the existing business depends on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that future financings will be available to us in amounts sufficient to enable us to service our indebtedness or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms, if at all. Further, depending on the timing, amount and structure of any possible future acquisitions and the availability of funds under the 1999 Credit Facility, we may need to raise additional capital. We may raise such funds through additional bank financings or public or private offerings of our debt and equity securities. We cannot assure you that we will be able to secure such funding, if necessary, on favorable terms, if at all. If we are not successful in securing such funding, our ability to pursue our business strategy may be impaired and results of operations for future periods may be negatively affected. (See Note 3 to Allied's Consolidated Financial Statements).

Significant Financing Events

On January 30, 2001, we issued $600 million of 8.875% senior notes, due 2008, in a private placement under Rule 144A of the Securities Act of 1933. We used the net proceeds of $589.5 million from the sale of these notes to ratably repay portions of tranches A, B and C of the term loans under the 1999 Credit Facility. Coincident with the offering we amended our credit facilities to change certain financial covenants to provide us with greater flexibility and to reduce the total revolving line by $200 million, from $1.5 billion to $1.3 billion. This reduction in the revolver was effective as of June 29, 2001.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interest method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

SFAS No. 142, among other things, prohibits the amortization of goodwill and instead requires an annual assessment of goodwill impairment by applying a fair value based test. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill balances. SFAS No. 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized, even if the statement is not adopted in its entirety at that time. The effective date for SFAS No. 142 is fiscal years beginning after December 15, 2001. During the six months ended June 30, 2001 and 2000, the Company recorded goodwill amortization of $113.0 million and $108.7 million, respectively. Management is currently evaluating the methodologies for assessing the carrying value of goodwill for impairment. Any adjustments as a result of the initial implementation of SFAS No. 142 impairment tests will be recorded as cumulative effect of change in accounting principle effective January 1, 2002. Net unamortized goodwill at June 30, 2001 is approximately $8.6 billion, of which approximately $6.9 billion is not amortized for income tax purposes. Following is the calculation of our diluted earnings per share for the six and three months ended June 30, 2001 and 2000 without the impact of goodwill amortization (in thousands, unaudited):

                                                        Six Months Ended                    Three Months Ended
                                                            June 30,                             June 30,
                                                 -------------------------------     ---------------------------------
                                                     2001             2000               2001               2000
                                                 -------------    --------------     --------------    ---------------
Net income reported.........................     $     34,707     $     66,169       $     53,158      $     47,696
Goodwill amortization, net of tax effect....          102,436           99,539             51,111            49,949
                                                 -------------    --------------     --------------    ---------------
                                                 $    137,143     $    165,708       $    104,269      $     97,645
                                                 =============    ==============     ==============    ===============
Weighted average common and
  common equivalent shares..................          256,659          247,445            257,537           248,461
                                                 =============    ==============     ==============    ===============
Diluted EPS, without goodwill
  amortization..............................     $       0.53     $       0.67       $       0.40      $       0.39
                                                 =============    ==============     ==============    ===============

Disclosure Regarding Forward Looking Statements

This quarterly report includes forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Forward Looking Statements"). All statements other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results and the underlying assumptions including internal growth as well as general economic and financial market conditions. All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our operations and whether Forward Looking Statements made by us ultimately prove to be accurate. Such important factors ("Important Factors") that could cause actual results to differ materially from our expectations are disclosed in the section titled "Risk Factors" in our Annual Report on Form 10-K and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Important Factors described in our Annual Report on Form 10-K that could cause actual results to differ from our expectations. Shareholders, potential investors and other readers are urged to consider these factors in evaluating Forward Looking Statements and are cautioned not to place undue reliance on Forward Looking Statements. The Forward Looking statements made herein are only made as of the date of this filing and we undertake no obligation to publicly update such Forward Looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

          On May 23, 2001, we held our annual stockholders meeting. The holders of 231,517,673 shares of Common Stock were present or represented by proxy at the meeting. At the meeting, stockholders took the following action:

          The stockholders elected the following persons to serve as our directors until the next annual meeting of stockholders, and until their successors are duly elected and qualified. Votes were cast as follows:


                                 Number of Votes for    Number of Votes Withheld
                                --------------------    ------------------------

          Thomas H. Van Weelden           227,490,334                 4,027,339
          Roger A. Ramsey                 227,490,984                 4,026,689
          Nolan Lehmann                   228,073,736                 3,443,937
          Leon D. Black                    56,222,693*                       --
          Michael Gross                    56,222,693*                       --
          Antony P. Ressler                56,222,693*                       --
          Howard A. Lipson                 56,222,693*                       --
          Dennis Hendrix                  228,072,721                 3,444,952
          Warren B. Rudman                228,072,840                 3,444,833
          Vincent Tese                    228,074,586                 3,443,087
          David Blitzer                    56,222,693*                       --
          Robert Agate                    228,073,455                 3,444,218


          * Elected by the holders of the Preferred Stock voting separately as a class.

          The stockholders approved the material terms of the performance goals of our Corporate Defined Bonus Plan, by the following vote:


                                                                  Number of Shares
          Number of Shares Voted for      Voted Against       Number of Shares Abstained
          --------------------------      -------------       --------------------------
                    227,762,038             2,543,311                    1,212,324

          The  stockholders  approved the Fourth  Amendment to our Restated 1991
          Incentive Stock Plan, by the following vote:

                                         Number of Shares
          Number of Shares Voted for       Voted Against    Number of Shares Abstained
          --------------------------       -------------    --------------------------
                    172,225,504             19,535,207                1,134,135**

          ** 38,622,827 unvoted.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits -

     None.


     (b) Reports on Form 8-K during the Quarter Ended June 30, 2001 --

May 14, 2001     Our  current  report on Form 8-K reports the financial  results for the first quarter of 2001.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   ALLIED WASTE INDUSTRIES, INC.

                    By:           /s/ THOMAS W. RYAN
                          ---------------------------------------------------
                                      Thomas W. Ryan
                          Executive Vice President and Chief Financial Officer
                               (Principal Financial Officer)


                    By:          /s/ JAMES GRAY
                          ---------------------------------------------------
                                     James Gray
                            Vice President and Controller,
                                Chief Accounting Officer



Date: August 14, 2001