Form 10-K/A
period 2000-12-31
ALLIED WASTE INDUSTRIES INC
filed 2001-08-23
CIK 848865

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                     ------
                                    FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         The registrant's proxy statement is to be filed in connection with the registrant's 2001 annual meeting of stockholders, portions of which are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                                                           TABLE OF CONTENTS



Consolidated Financial Statements of Allied NA, as amended

Footnote #18 of Part II, Item 8 of the Allied Waste Industries, Inc. Form 10-K filed on March 27, 2001 has been amended to comply with Rule 3-10(d) of Regulation S-X to present separately a column for Allied NA ("Issuer") and to clarify that all guarantees (including those of the guarantor subsidiaries) are full and unconditional and joint and several.


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

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                               CONSOLIDATING BALANCE SHEET
                                                         (in thousands, except per share amount)

                                                                             December 31, 2000
                                    ------------------------------------------------------------------------------------------------
                                        Parent           Issuer         Guarantors    Non-Guarantors   Eliminations    Consolidated
                                    --------------- ---------------- --------------- ---------------- --------------- --------------
ASSETS
Current Assets --
Cash and cash equivalents.......... $          959  $      2,669     $      118,030  $          436   $           --  $     122,094
Accounts receivable, net of
  allowance of $43,099.............             --            --            823,259              --               --        823,259
Prepaid and other current assets...             --            --            116,853           2,630               --        119,483
Deferred income taxes, net.........             --            --            206,867              --               --        206,867
                                    --------------- ---------------- --------------- ---------------- --------------- --------------
  Total current assets.............            959         2,669          1,265,009           3,066               --      1,271,703
Property and equipment, net........             --            --          3,860,538              --               --      3,860,538
Goodwill, net .....................             --            --          8,717,438              --               --      8,717,438
Investment in subsidiaries.........        176,400     3,626,794                 --              --      (3,803,194)             --
Other assets, net..................             --       188,018            475,937              --               --        663,955
                                    --------------- ---------------- --------------- ---------------- --------------- --------------
  Total assets..................... $      177,359  $  3,817,481     $   14,318,922  $        3,066   $  (3,803,194)  $  14,513,634
                                    =============== ================ =============== ================ =============== ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
Current portion of long-term debt.. $           --  $    110,000     $     (96,003)  $           --   $           --  $      13,997
Accounts payable...................             --            --            476,333              --               --        476,333
Accrued closure, post-closure
  and environmental costs..........             --            --            153,226              --               --        153,226
Accrued interest...................             --       138,481             27,473              --               --        165,954
Other accrued liabilities..........         29,254            --            530,366           4,534               --        564,154
Unearned revenue...................             --            --            224,801           1,287               --        226,088
                                    --------------- ---------------- --------------- ---------------- --------------- --------------
  Total current liabilities........         29,254       248,481          1,316,196           5,821               --      1,599,752
Long-term debt, less current
  portion..........................             --     8,455,745          1,179,379              --               --      9,635,124
Deferred income taxes..............             --            --            358,637              --               --        358,637
Accrued closure, post-closure
  and environmental costs..........             --            --            880,580              --               --        880,580
Due to/(from) parent...............    (2,102,414)    (4,025,166)         6,185,695         (58,115)              --             --
Other long-term obligations........             --            --            271,882              --               --        271,882
Commitments and contingencies
Series A senior convertible
  preferred stock, 1,000 shares
  authorized, issued and
  outstanding, liquidation
  preference of $1,096 per share...      1,096,046            --                 --              --               --      1,096,046
Stockholders' Equity --
Common stock.......................          1,961            --                 --             200            (200)          1,961
Additional paid-in capital.........      1,212,352       176,400          3,481,280          47,515      (3,802,994)      1,114,553
Retained earnings (deficit)........       (59,840)    (1,037,979)           645,273           7,645               --       (444,901)
                                    --------------- ---------------- --------------- ---------------- --------------- --------------
  Total stockholders' equity.......      1,154,473      (861,579)         4,126,553          55,360      (3,803,194)        671,613
                                    --------------- ---------------- --------------- ---------------- --------------- --------------
  Total liabilities and
stockholders' equity..............  $      177,359  $   3,817,481    $   14,318,922  $        3,066   $  (3,803,194)  $  14,513,634
                                    =============== ================ =============== ================ =============== ==============



                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                               CONSOLIDATING BALANCE SHEET
                                                         (in thousands, except per share amount)

                                                                             December 31, 1999
                                    ------------------------------------------------------------------------------------------------
                                        Parent           Issuer          Guarantors    Non-Guarantors    Eliminations   Consolidated
                                    -------------- ------------------ --------------- -------------- ---------------- --------------
ASSETS
Current Assets --
Cash and cash equivalents.......... $       3,759  $           --     $      117,396  $        250   $           --   $     121,405
Accounts receivable, net of
  allowance of $59,490.............            --              --            867,667            --               --         867,667
Prepaid and other current assets...            --              --            251,757           430               --         252,187
Deferred income taxes, net.........            --              --            115,263            --               --         115,263
Assets held for sale...............            --              --            891,900            --               --         891,900
                                    -------------- ------------------ --------------- -------------- ---------------- --------------
  Total current assets.............         3,759              --          2,243,983           680               --       2,248,422
Property and equipment, net........            --              --          3,738,388            --               --       3,738,388
Goodwill, net .....................            --              --          8,238,929            --               --       8,238,929
Investment in subsidiaries.........       176,400       2,831,236                 --            --       (3,007,636)             --
Other assets, net..................            --         242,241            495,121            --               --         737,362
                                    -------------- ------------------ --------------- -------------- ---------------- --------------
  Total assets..................... $     180,159  $    3,073,477     $   14,716,421  $        680       (3,007,636)  $  14,963,101
                                    ============== ================== =============== ============== ================ ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
Current portion of long-term debt.. $          --   $       75,000    $      927,928  $         --   $           --   $   1,002,928
Accounts payable...................            --               --           481,318            --               --         481,318
Accrued closure, post-closure
  and environmental costs..........            --               --           134,968            --               --         134,968
Accrued interest...................            --          124,089            34,162            --               --         158,251
Other accrued liabilities..........        34,636               --           578,249           778               --         613,663
Unearned revenue...................            --               --           238,548          (177)              --         238,371
                                    -------------- ------------------ --------------- -------------- ---------------- --------------
  Total current liabilities........        34,636          199,089         2,395,173           601               --       2,629,499
Long-term debt, less current
  portion..........................            --        8,795,924           444,367            --               --       9,240,291
Deferred income taxes..............            --               --           204,786            --               --         204,786
Accrued closure, post-closure
  and environmental costs..........            --               --           860,574            --               --         860,574
Due to/(from) parent...............   (2,060,767)       (5,608,105)        7,670,150        (1,278)              --              --
Other long-term obligations........            --               --           388,396            --               --         388,396
Commitments and contingencies
Series A senior convertible
  preferred stock, 1,000 shares
  authorized, issued and
  outstanding, liquidation
  preference of $1,028 per share...     1,027,778               --                --            --               --       1,027,778
Stockholders' Equity --
Common stock.......................         1,885               --                --           100             (100)          1,885
Additional paid-in capital.........     1,207,632          176,400         2,802,784          (100)      (3,007,536)      1,179,180
Retained earnings (deficit)........      (31,005)         (489,831)          (49,809)        1,357                --       (569,288)
                                    -------------- ------------------ --------------- -------------- ---------------- --------------
  Total stockholders' equity.......     1,178,512         (313,431)        2,752,975         1,357       (3,007,636)        611,777
                                    -------------- ------------------ --------------- -------------- ---------------- --------------
  Total liabilities and
stockholders' equity..............  $     180,159   $    3,073,477    $   14,716,421  $        680   $   (3,007,636)  $  14,963,101
                                    ============== ================== =============== ============== ================ ==============




                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            CONSOLIDATING STATEMENT OF OPERATIONS
                                                                        (in thousands)

                                                                            Year Ended December 31, 2000
                                         -------------------------------------------------------------------------------------------
                                             Parent           Issuer        Guarantors   Non-Guarantors  Eliminations   Consolidated
                                         --------------- --------------  -------------- --------------- -------------- -------------

Revenues................................ $           --  $        --     $    5,705,555  $       1,930   $       --   $    5,707,485
Cost of operations excluding acquisition
  related and unusual costs.............             --           --          3,280,027             --           --        3,280,027
Selling, general and administrative
expenses excluding acquisition related
  and unusual costs.....................          8,443           --            408,347            768           --          417,558
Depreciation and amortization...........             --           --            450,794             --           --          450,794
Goodwill amortization...................             --           --            223,244             --           --          223,244
Acquisition related and unusual costs...             --           --            100,841             --           --          100,841
Non-cash loss on asset sale.............             --           --             26,486             --           --           26,486
                                         --------------- --------------  -------------- --------------- -------------- -------------
  Operating income......................         (8,443)          --          1,215,816          1,162           --        1,208,535
Equity in earnings of unconsolidated
  affiliates............................             --           --            (50,788)            --           --         (50,788)
Interest income.........................             --           --             (4,143)            16           --          (4,127)
Interest expense........................             --      798,969             83,313             --           --          882,282
Intercompany interest expense (income)..        (72,528)      85,133             (4,076)        (8,529)          --               --
Management fees.........................         (5,000)          --              5,000              --          --               --
                                         --------------- --------------  -------------- --------------- -------------- -------------
  Income before income taxes............         69,085     (884,102)         1,186,510          9,675           --          381,168
Income tax expense......................         28,574     (349,220)           554,800          3,386           --          237,540
Minority interest.......................             --           --              5,975             --           --            5,975
                                         --------------- --------------  -------------- --------------- -------------- -------------
  Income before extraordinary losses....         40,511     (534,882)           625,735          6,289           --          137,653
Extraordinary loss, net of income tax
  benefit...............................             --       13,266                 --             --           --           13,266
                                         --------------- --------------  -------------- --------------- -------------- -------------
  Net income............................         40,511     (548,148)           625,735          6,289           --          124,387
Dividends on preferred stock............         68,452           --                 --             --           --           68,452
                                         --------------- --------------  -------------- --------------- -------------- -------------
  Net income (loss) available to common
    shareholders........................ $      (27,941) $  (548,148)    $      625,735  $       6,289   $       --   $       55,935
                                         =============== ==============  ============== =============== ============== =============



                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                           CONSOLIDATING STATEMENT OF OPERATIONS
                                                                       (in thousands)

                                                                          Year Ended December 31, 1999
                                      ----------------------------------------------------------------------------------------------
                                          Parent         Issuer          Guarantors     Non-Guarantors  Eliminations   Consolidated
                                      ------------- -----------------  --------------- --------------- ------------- ---------------
Revenues............................. $        --   $           --     $    3,340,764  $          307  $        --   $    3,341,071
Cost of operations excluding
  acquisition related and unusual              --               --          1,951,048          (2,084)          --        1,948,964
costs................................
Selling, general and administrative
  expenses excluding acquisition
  related and unusual costs..........       3,302               --            227,824             240           --          231,366
Depreciation and amortization........          --               --            273,368              --           --          273,368
Goodwill amortization................          --               --            110,726              --           --          110,726
Acquisition related and unusual costs          --               --            588,855              --           --          588,855
                                      ------------- -----------------  --------------- --------------- ------------- ---------------
  Operating income...................      (3,302)              --            188,943           2,151           --          187,792
Equity in earnings of unconsolidated
  affiliates.........................          --                --           (20,785)              --          --          (20,785)
Interest income......................      (4,028)               --            (3,156)            (28)          --           (7,212)
Interest expense.....................          --          394,309             48,735              --          --          443,044
Intercompany interest expense
  (income)...........................     (77,329)          79,026             (1,678)             (19)          --               --
Management fees......................      (5,000)              --              5,000              --           --               --
                                      ------------- -----------------  --------------- --------------- ------------- ---------------
  Income (loss) before income taxes..      83,055         (473,335)           160,827           2,198           --         (227,255)
Income tax expense (benefit).........      33,388         (186,967)           144,054             769           --           (8,756)
Minority interest....................          --               --              2,751              --           --            2,751
                                      ------------- -----------------  --------------- --------------- ------------- ---------------
  Income (loss) before extraordinary
   loss and cumulative effect of
   change in accounting principle....      49,667         (286,368)            14,022           1,429           --         (221,250)
Extraordinary loss, net of income
  tax benefit........................          --            3,223                 --              --           --            3,223
Cumulative effect of change in
  accounting principle, net of income
  tax benefit........................          --               --             64,255              --           --           64,255
                                      ------------- -----------------  --------------- --------------- ------------- ---------------
  Net income (loss)..................      49,667         (289,591)           (50,233)          1,429           --         (288,728)
Dividends on preferred stock.........      27,789               --                 --              --           --           27,789
                                      ------------- -----------------  --------------- --------------- ------------- ---------------
  Net income (loss) available to
    common shareholders.............. $    21,878   $     (289,591)    $      (50,233) $        1,429  $        --   $     (316,517)
                                      ============= =================  =============== =============== ============= ===============


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                         CONSOLIDATING STATEMENT OF OPERATIONS
                                                                     (in thousands)

                                                                     Year Ended December 31, 1998
                               -----------------------------------------------------------------------------------------------------
                                    Parent         Issuer         Guarantors     Non-Guarantors     Eliminations     Consolidated
                               --------------- --------------  ---------------- ----------------- --------------- ------------------
Revenues...................... $         --              --    $    1,575,212   $          400    $         --    $    1,575,612
Cost of operations excluding
  acquisition related and
  unusual costs...............           --              --           892,273                --             --           892,273
Selling, general and
administrative expenses
  excluding acquisition
  related and unusual costs...        4,601              --           150,932              302              --           155,835
Depreciation and amortization.           --              --           149,260               --              --           149,260
Goodwill amortization.........           --              --            30,705               --              --            30,705
Acquisition related and
  unusual costs...............           --              --           317,616               --              --           317,616
                               --------------- --------------  ---------------- ----------------- --------------- ------------------
  Operating income............       (4,601)             --            34,426               98              --            29,923
Interest income...............           --              --            (4,022)              (8)             --            (4,030)
Interest expense..............           --          78,704             9,727               --              --            88,431
Intercompany interest
  expense (income)............      (95,836)         57,497            38,339               --              --                --
Management fees...............       (5,000)             --             5,000               --              --                --
                               --------------- --------------  ---------------- ----------------- --------------- ------------------
  Income (loss) before income
    taxes.....................       96,235        (136,201)          (14,618)             106              --           (54,478)
Income tax expense............       38,686         (53,799)           58,849               37              --            43,773
                               --------------- --------------  ---------------- ----------------- --------------- ------------------
  Income (loss) before
   extraordinary loss net of
   income tax benefit.........       57,549         (82,402)          (73,467)              69              --           (98,251)
Extraordinary loss, net of
  income tax benefit..........           --         124,801                --               --              --           124,801
                               --------------- --------------  ---------------- ----------------- --------------- ------------------
  Net income (loss)........... $     57,549    $   (207,203)   $      (73,467)  $           69    $         --    $     (223,052)
                               =============== ==============  ================ ================= =============== ==================


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                           (in thousands)

                                                                                 Year Ended December 31, 2000
                                                ------------------------------------------------------------------------------------
                                                    Parent       Issuer      Guarantors   Non-Guarantors  Eliminations Consolidated
                                                -------------- ------------- ------------ --------------- ----------- --------------
Cash (used for) provided by operating
  activities....................................$     (4,524) $  (828,753)  $   1,684,122 $    (47,529)    $    --    $    803,316

Investing activities --
  Cost of acquisitions, net of cash acquired....           --          --        (802,876)          --          --        (802,876)
  Proceeds from divestitures, net of cash
    divested....................................           --          --       1,039,182           --          --       1,039,182
  Other investing activities....................           --          --        (493,972)      47,715          --        (446,257)
                                                -------------- ------------- ------------ --------------- ----------- --------------
 Cash (used for) provided by investing
  activities....................................           --          --        (257,666)      47,715          --        (209,951)
                                                -------------- ------------- ------------ --------------- ----------- --------------

Financing activities --
  Proceeds from common stock....................        1,724          --              --            --         --           1,724
  Proceeds from long-term debt, net of issuance
     costs......................................           --   2,202,000              --            --         --       2,202,000
  Repayments of long-term debt..................           --  (2,506,496)       (289,904)           --         --      (2,796,400)
  Intercompany between issuer and subsidiaries..           --   1,135,918      (1,135,918)           --         --              --
                                                ------------- -------------- ------------ --------------- ----------- --------------
 Cash provided by (used in) financing activities        1,724     831,422      (1,425,822)           --         --        (592,676)
                                                ------------- -------------- ------------ --------------- ----------- --------------

 Increase (decrease) in cash and cash
  equivalents...................................       (2,800)      2,669             634           186         --             689
 Cash and cash equivalents, beginning of period.        3,759          --         117,396           250         --         121,405
                                                ------------- -------------- ------------ --------------- ----------- --------------
 Cash and cash equivalents, end of period.......$         959 $     2,669   $     118,030 $         436    $    --   $     122,094
                                                ============= ============== ============ =============== =========== ==============

                                                                            Year Ended December 31, 1999
                                                ------------------------------------------------------------------------------------
                                                    Parent        Issuer       Guarantors  Non-Guarantors  Eliminations Consolidated
                                                ------------ --------------- -------------- -------------- ------------ ------------
 Cash (used for) provided by operating
  activities....................................$ (981,443)  $   (592,878)   $   2,063,117  $      215     $    --      $   489,011

 Investing activities --
  Cost of acquisitions, net of cash acquired....        --             --       (7,589,597)        --           --       (7,589,597)
  Other investing activities....................        --             --          127,065         --           --          127,065
                                                ------------ --------------- -------------- -------------- ------------ ------------
 Cash used for investing activities.............        --             --       (7,462,532)        --           --       (7,462,532)
                                                ------------ --------------- -------------- -------------- ------------ ------------

 Financing activities --
  Net proceeds from sale of common stock and
   exercise of stock options and warrants.......        --             --           10,198         --           --           10,198
  Net proceeds from sale of preferred stock.....   973,881             --               --         --           --          973,881
  Proceeds from long-term debt, net of issuance
    costs.......................................    10,189      8,929,272         (267,166)        --           --        8,672,295
  Repayments of long-term debt..................        --     (2,056,893)        (544,297)        --           --       (2,601,190)
  Intercompany between issuer and subsidiaries..        --     (6,278,679)       6,278,679         --           --               --
                                                ------------ --------------- -------------- -------------- ------------ ------------
 Cash provided by financing activities..........   984,070        593,700        5,477,414         --           --        7,055,184
                                                ------------ --------------- -------------- -------------- ------------ ------------

 Increase in cash and cash equivalents..........     2,627            822           77,999        215           --           81,663
 Cash and cash equivalents, beginning of period.     1,132           (822)          39,397         35           --           39,742
                                                ------------ --------------- -------------- -------------- ------------ ------------
 Cash and cash equivalents, end of period.......$    3,759  $          --    $     117,396  $     250    $      --      $   121,405
                                                ============ =============== ============== ============== ============ ============


                                                                                Year Ended December 31, 1998
                                                ------------------------------------------------------------------------------------
                                                    Parent        Issuer      Guarantors   Non-Guarantors  Eliminations Consolidated
                                                ------------ ---------------- ------------- -------------- ------------ ------------

 Cash provided by (used for) operating
   activities...................................$   246,580  $    (242,441)    $    165,300 $     (46)      $    --      $  169,393

 Cash used for investing activities.............         --              --        (678,341)        --           --        (678,341)

 Financing activities --
  Proceeds from long-term debt, net of issuance
   costs........................................     11,324       2,778,308         (64,370)        --           --       2,725,262
  Repayments of long-term debt..................   (256,950)     (2,022,756)         13,965         --           --      (2,265,741)
  Other financing activities....................         --        (514,078)        569,927         --           --          55,849
                                                ------------ ---------------- ------------- -------------- ------------ ------------
Cash provided by (used for) financing activities   (245,626)         241,474        519,522         --           --         515,370
                                                ------------ ---------------- ------------- -------------- ------------ ------------

 Increase (decrease) in cash and cash
  equivalents...................................        954            (967)          6,481       (46)           --           6,422
 Cash and cash equivalents, beginning of period.        178             145          32,916        81            --          33,320
                                                ------------ ---------------- ------------- -------------- ------------ ------------
 Cash and cash equivalents, end of period.......$     1,132  $         (822)   $     39,397 $      35      $     --      $   39,742
                                                ============ ================ ============= ============== ============ ============


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

10.3 Executive Employment Agreement between Allied and with Thomas H. Van Weelden dated January 1, 1999. Exhibit 10.9 to Allied's Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.
10.4 Executive Employment Agreement between Allied and with Larry D. Henk dated June 6, 1997. Exhibit 10.4 to Allied's Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.
10.5 Executive Employment Agreement between Allied and with Steven M. Helm dated June 6, 1997. Exhibit 10.5 to Allied's Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.
10.6 Executive Employment Agreement between Allied and with Donald W. Slager dated January 1, 1999. Exhibit 10.12 to Allied's Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.
10.7 Executive Employment Agreement between Allied and with Peter S. Hathaway dated June 6, 1997. Exhibit 10.14 to Allied's Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.
10.8 Executive Employment Agreement between Allied and with Michael G. Hannon dated June 6, 1997. Exhibit 10.15 to Allied's Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.
10.9 Registration Rights Agreement, dated as of July 30, 1999, by and among Allied, the Guarantors and the initial purchasers, relating to the $2,000,000,000 10% Senior Subordinated Notes due 2009. Exhibit 10.3 to Allied's Current Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.10Purchase   Agreement  dated  July  27,  1999,  by  and  among  Allied,  the
     Guarantors and the initial purchasers, with respect to the $2,000,000,000 10% Senior Subordinated Notes due 2009. Exhibit 10.4 to Allied's Current Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.11Credit  Facility  dated  as of July  21,  1999.  Exhibit  10.1 to  Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.12Non-Shared  Collateral  Security  Agreement,  dated  July 30,  1999,  among
     Allied, Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Agent, is incorporated herein by reference.
10.13Non-Shared Collateral Pledge Agreement,  dated July 30, 1999, among Allied,
     Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Agent, is incorporated herein by reference.
10.14Second Amended and Restated  Shareholders  Agreement,  dated as of July 30,
     1999, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.2 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.15Amended and Restated  Registration  Rights  Agreement  dated as of July 30,
     1999, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.3 to Allied's current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
12   Ratio of earnings to fixed charges and preferred stock dividends.
21   Subsidiaries of the Registrant.
23.1 * Consent of Arthur Andersen LLP.

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


  Date:       8/23/01            By:       /s/ THOMAS W. RYAN
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


       Signature                               Title                   Date
--------------------------   ------------------------------------- ------------

                             Director, Chairman of the Board of
/s/ THOMAS H. VAN WEELDEN     Directors and Chief Executive Officer   8/23/01
--------------------------    (Principal Executive officer)         -----------
 Thomas H. Van Weelden

   /s/ THOMAS W. RYAN        Executive Vice President and Chief       8/23/01
--------------------------    Financial Officer                     -----------
     Thomas W. Ryan

 /s/ PETER S. HATHAWAY       Senior Vice President, Finance           8/23/01
--------------------------    (Principal Accounting Officer)        -----------
   Peter S. Hathaway


   /s/ MICHAEL GROSS         Director                                 8/23/01
--------------------------                                          -----------
     Michael Gross

   /s/ DENNIS HENDRIX        Director                                 8/23/01
--------------------------                                          -----------
     Dennis Hendrix

   /s/ LEON D. BLACK         Director                                 8/23/01
--------------------------                                          -----------
     Leon D. Black

   /s/ NOLAN LEHMANN         Director                                 8/22/01
--------------------------                                          -----------
     Nolan Lehmann

   /s/ HOWARD A. LIPSON      Director                                 8/23/01
--------------------------                                          -----------
    Howard A. Lipson

  /s/ ROGER A. RAMSEY        Director                                 8/23/01
--------------------------                                          -----------
    Roger A. Ramsey

  /s/ ANTONY P. RESSLER      Director                                 8/23/01
--------------------------                                          -----------
   Antony P. Ressler

  /s/ WARREN B. RUDMAN       Director                                 8/23/01
--------------------------                                          -----------
    Warren B. Rudman

  /s/ VINCENT TESE           Director                                 8/23/01
--------------------------                                          -----------
      Vincent Tese

   /s/ DAVID BLITZER         Director                                 8/23/01
--------------------------                                          -----------
     David Blitzer

   /s/ ROBERT AGATE          Director                                 8/23/01
--------------------------                                          -----------
      Robert Agate