Form 10-Q/A
period 2001-03-31
ALLIED WASTE INDUSTRIES INC
filed 2001-08-23
CIK 848865

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                    FORM 10-Q/A


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
                                                               -----------


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          ALLIED WASTE INDUSTRIES, INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX



Part I Financial Information


Consolidated Financial Statements of Allied NA, as amended

Footnote #8 of Part I, Item 1 of the Allied Waste Industries Inc. Form 10-Q filed on May 15, 2001 has been amended to comply with Rule 3-10(d) of Regulation
S-X to present separately a column for Allied NA ("Issuer") and to clarify that all guarantees (including those of the guarantor subsidiaries) are full and unconditional and joint and several.


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

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                  CONDENSED CONSOLIDATING BALANCE SHEET
                                                        (in thousands, unaudited)

                                                                              March 31, 2001
                                      ----------------------------------------------------------------------------------------------

                                          Parent         Issuer        Guarantors    Non-Guarantors    Eliminations   Consolidated
                                      -------------- -------------- -------------- ----------------- --------------- ---------------
ASSETS
Current Assets --
Cash and cash equivalents...........  $        1,086  $      1,947  $      104,325  $          414   $           --  $      107,772
Accounts receivable, net of
  allowance of $32,150..............              --            --         754,049              --               --         754,049
Prepaid and other current assets....              --            --         145,137             307               --         145,444
Deferred income taxes, net..........              --            --         210,493              --               --         210,493
                                      -------------- -------------- -------------- ----------------- --------------- ---------------
  Total current assets..............           1,086         1,947       1,214,004             721               --       1,217,758
Property and equipment, net.........              --            --       3,826,429              --               --       3,826,429
Goodwill, net ......................              --            --       8,562,053              --               --       8,562,053
Investment in subsidiaries..........         176,400     3,661,421              --              --       (3,837,821)             --
Other assets, net...................              --       180,308         462,121              --               --         642,429
                                      -------------- -------------- -------------- ----------------- --------------- ---------------
  Total assets......................  $      177,486  $  3,843,676  $   14,064,607  $          721   $   (3,837,821) $   14,248,669
                                      ============== ============== ============== ================= =============== ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
Current portion of long-term debt...  $           --  $         --  $       10,357  $           --   $           --  $       10,357
Accounts payable....................              --            --         381,908              --               --         381,908
Accrued closure, post-closure
  and environmental costs...........              --            --         153,541              --               --         153,541
Accrued interest....................              --       156,861          17,426              --               --         174,287
Other accrued liabilities...........           8,162            --         512,059             570               --         520,791
Unearned revenue....................              --            --         228,159           1,285               --         229,444
                                      -------------- -------------- -------------- ----------------- --------------- ---------------
  Total current liabilities.........           8,162       156,861       1,303,450           1,855               --       1,470,328
Long-term debt, less current
  portion...........................              --     8,443,580       1,071,211              --               --       9,514,791
Deferred income taxes...............              --            --         261,150              --               --         261,150
Accrued closure, post-closure
  and environmental costs...........              --            --         876,236              --               --         876,236
Due to/(from) parent................      (2,095,543)   (3,772,781)      5,925,792         (57,468)              --              --
Other long-term obligations.........              --            --         445,011              --               --         445,011
Commitments and contingencies
Series A Senior Convertible
  Preferred Stock...................       1,113,613            --              --              --               --       1,113,613
Stockholders' equity................       1,151,254      (983,984)      4,181,757          56,334       (3,837,821)        567,540
                                      -------------- -------------- -------------- ----------------- --------------- ---------------
  Total liabilities and stockholders'
    equity..........................  $      177,486  $  3,843,676  $   14,064,607  $          721   $   (3,837,821) $   14,248,669
                                      ============== ============== ============== ================= =============== ===============


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              CONDENSED CONSOLIDATING BALANCE SHEET
                                                    (in thousands, unaudited)

                                                                            December 31, 2000
                                    ------------------------------------------------------------------------------------------------
                                        Parent          Issuer      Guarantors      Non-Guarantors   Eliminations    Consolidated
                                    -------------- -------------- --------------- ----------------- --------------- ----------------
ASSETS
Current Assets --
Cash and cash equivalents.......... $          959  $      2,669   $      118,030   $        436    $         --    $    122,094
Accounts receivable, net...........             --            --          823,259             --              --         823,259
Prepaid and other current assets...             --            --          116,853          2,630              --         119,483
Deferred income taxes, net.........             --            --          206,867             --              --         206,867
                                    -------------- -------------  --------------- ----------------- --------------- ---------------
  Total current assets.............            959         2,669        1,265,009          3,066              --       1,271,703
Property and equipment, net........             --            --        3,860,538             --              --       3,860,538
Goodwill, net .....................             --            --        8,717,438             --              --       8,717,438
Investment in subsidiaries.........        176,400     3,626,794               --             --      (3,803,194)             --
Other assets, net..................             --       188,018          475,937             --              --         663,955
                                    -------------- -------------  --------------- ----------------- --------------- ---------------
  Total assets..................... $      177,359  $  3,817,481   $   14,318,922   $      3,066    $ (3,803,194)   $ 14,513,634
                                    ============== =============  =============== ================= =============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
Current portion of long-term debt.. $           --  $    110,000   $      (96,003)  $         --    $         --    $     13,997
Accounts payable...................             --            --          476,333             --              --         476,333
Accrued closure, post-closure
  and environmental costs..........             --            --          153,226             --              --         153,226
Accrued interest...................             --       138,481           27,473             --              --         165,954
Other accrued liabilities..........         29,254            --          530,366          4,534              --         564,154
Unearned revenue...................             --            --          224,801          1,287              --         226,088
                                    -------------- -------------  --------------- ----------------- --------------- ---------------
  Total current liabilities........         29,254       248,481        1,316,196          5,821              --       1,599,752
Long-term debt, less current
  portion..........................             --     8,455,745        1,179,379             --              --       9,635,124
Deferred income taxes..............             --            --          358,637             --              --         358,637
Accrued closure, post-closure
  and environmental costs..........             --            --          880,580             --              --         880,580
Due to/(from) parent...............     (2,102,414)   (4,025,166)       6,185,695        (58,115)             --              --
Other long-term obligations........             --            --          271,882             --              --         271,882
Commitments and contingencies
Series A Senior Convertible
  Preferred Stock..................      1,096,046            --               --             --              --       1,096,046
Stockholders' equity ..............      1,154,473      (861,579)       4,126,553         55,360      (3,803,194)        671,613
                                    -------------- -------------  --------------- ----------------- --------------- ---------------
  Total liabilities and
stockholders' equity............... $      177,359  $  3,817,481   $   14,318,922   $      3,066    $ (3,803,194)   $ 14,513,634
                                    ============== =============  =============== ================= =============== ===============




                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                             (in thousands, unaudited)

                                                                     Three Months Ended March 31, 2001
                                         -------------------------------------------------------------------------------------------
                                           Parent          Issuer         Guarantors     Non-Guarantors Eliminations  Consolidated
                                         -------------- --------------  --------------- --------------- ------------ ---------------
Revenues................................ $         --  $           --   $    1,353,359  $        479    $      --   $    1,353,838
Cost of operations......................           --              --          780,064            --           --          780,064
Selling, general and administrative
  expenses..............................        2,788              --           99,240           417           --          102,445
Depreciation and amortization...........           --              --          113,609            --           --          113,609
Goodwill amortization...................           --              --           56,564            --           --           56,564
Acquisition related and unusual costs...           --              --            5,498            --           --            5,498
Non-cash loss on asset sale ............           --              --          107,011                         --          107,011
                                        -------------- --------------  --------------- --------------- ------------ ---------------
  Operating income (loss)...............       (2,788)             --          191,373            62           --          188,647
Equity in earnings of unconsolidated
  affiliates............................           --              --           (9,105)           --           --           (9,105)
Interest income.........................           --              --           (1,895)           --           --           (1,895)
Interest expense........................           --        191,685            26,955            --           --          218,640
Intercompany interest expense (income)..      (19,825)        (4,987)           26,248        (1,436)          --               --
Management fees.........................       (1,250)             --            1,250            --           --               --
                                         -------------- --------------  --------------- --------------- ------------ ---------------
  Income (loss) before income taxes.....       18,287       (186,698)          147,920         1,498           --          (18,993)
Income tax expense......................        7,551        (73,746)           53,929           524           --          (11,742)
Minority interest.......................           --              --            1,747            --           --            1,747
                                         -------------- --------------  --------------- --------------- ------------ ---------------
  Income (loss) before extraordinary
    losses..............................       10,736       (112,952)           92,244           974           --           (8,998)
Extraordinary loss, net of income tax
  benefit...............................           --          9,453                --            --           --            9,453
                                         -------------- --------------  --------------- --------------- ------------ ---------------
  Net income (loss).....................       10,736       (122,405)           92,244           974           --          (18,451)
Dividends on preferred stock............       17,570              --               --            --           --           17,570
                                         -------------- --------------  --------------- --------------- ------------ ---------------
  Net income (loss) available to common
    shareholders........................ $     (6,834) $    (122,405)   $       92,244  $        974    $      --   $      (36,021)
                                         ============== ==============  =============== =============== ============ ===============



                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                                (in thousands, unaudited)

                                                                      Three Months Ended March 31, 2000
                                         -------------------------------------------------------------------------------------------
                                             Parent        Issuer         Guarantors    Non-Guarantors Eliminations   Consolidated
                                         --------------- -------------  --------------- -------------- ------------ ----------------
Revenues................................ $           --  $         --   $    1,378,270  $         24   $        --  $    1,378,294
Cost of operations......................             --            --          810,227          (271)           --         809,956
Selling, general and administrative
  expenses..............................          1,377            --          104,702            76            --         106,155
Depreciation and amortization...........             --            --          111,597            --            --         111,597
Goodwill amortization...................             --            --           54,014            --            --          54,014
Acquisition related and unusual costs...             --            --           36,049            --            --          36,049
                                         --------------- -------------  --------------- -------------- ------------ ----------------
  Operating income (loss)...............         (1,377)           --          261,681           219            --         260,523
Equity in earnings of unconsolidated
  affiliates............................             --            --          (13,497)           --            --         (13,497)
Interest income.........................             --            --             (596)           (7)           --            (603)
Interest expense........................             --       214,617             (211)           --            --         214,406
Intercompany interest expense (income)..        (18,132)           --           18,927          (795)           --              --
Management fees.........................         (1,250)           --            1,250            --            --              --
                                         --------------- -------------  --------------- -------------- ------------ ----------------
  Income before income taxes............         18,005      (214,617)         255,808         1,021            --          60,217
Income tax expense .....................          7,447       (84,774)         110,631           357            --          33,661
Minority interest.......................             --            --            1,591            --            --           1,591
                                         --------------- -------------  --------------- -------------- ------------ ----------------
  Income before extraordinary losses....         10,558      (129,843)         143,586           664            --          24,965
Extraordinary loss, net of income tax
  benefit...............................             --         6,484               --            --            --           6,484
                                         --------------- -------------  --------------- -------------- ------------ ----------------
  Net income............................         10,558      (136,327)         143,586           664            --          18,481
Dividends on preferred stock............         16,610            --               --            --            --          16,610
                                         --------------- -------------  --------------- -------------- ------------ ----------------
  Net income (loss) available to common
    shareholders........................ $       (6,052) $   (136,327)  $      143,586  $        664   $        --  $        1,871
                                         =============== =============  =============== ============== ============ ================




                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                              CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                           (in thousands, unaudited)

                                                                            Three Months Ended March 31, 2001
                                                   ---------------------------------------------------------------------------------
                                                       Parent        Issuer     Guarantors  Non-Guarantors Eliminations Consolidated
                                                   ------------- ------------ ------------- -------------- ------------ ------------
 Cash (used for) provided by operating activities.. $     (1,610) $ (170,061)  $     327,381 $   (1,616)    $      --   $   154,094

 Investing activities --
   Proceeds from divestitures, net of cash divested           --          --          58,634         --            --        58,634
   Capital expenditures, excluding acquisitions....           --          --         (62,328)        --            --       (62,328)
   Other investing activities......................           --          --         (29,642)     1,594            --       (28,048)
                                                    ------------- ------------ ------------- -------------- ------------ -----------
 Cash (used for) provided by investing activities..           --          --         (33,336)     1,594            --       (31,742)
                                                    ------------- ------------ ------------- -------------- ------------ -----------

 Financing activities --
   Proceeds from common stock......................        1,737          --              --         --            --         1,737
   Proceeds from long-term debt, net of issuance              --     984,000         (11,253)        --            --       972,747
 costs.............................................
   Repayments of long-term debt....................           --  (1,106,000)         (5,158)        --            --    (1,111,158)
   Intercompany between issuer and subsidiaries....           --     291,339        (291,339)        --            --            --
                                                    ------------- ------------ ------------- -------------- ------------ -----------
 Cash provided by (used in) financing activities...        1,737     169,339        (307,750)        --            --      (136,674)
                                                    ------------- ------------ ------------- -------------- ------------ -----------

 Increase (decrease) in cash and cash equivalents..          127        (722)        (13,705)       (22)           --       (14,322)
 Cash and cash equivalents, beginning of period....          959       2,669         118,030        436            --       122,094
                                                    ------------- ------------ ------------- -------------- ------------ -----------
 Cash and cash equivalents, end of period..........$       1,086 $     1,947   $     104,325 $      414     $      --   $   107,772
                                                    ============= ============ ============= ============== ============ ===========


                                                                         Three Months Ended March 31, 2000
                                                   ---------------------------------------------------------------------------------
                                                       Parent        Issuer     Guarantors  Non-Guarantors Eliminations Consolidated
                                                   ------------- ------------ ------------- -------------- ------------ ------------
Cash (used for) provided by operating activities...$     (3,759) $ (182,420)   $   283,948   $        2     $     --    $   97,771

Investing activities --
  Cost of acquisitions, net of cash acquired.......          --          --       (384,623)         --            --      (384,623)
  Proceeds from divestitures, net of cash divested.          --          --        425,134          --            --       425,134
  Capital expenditures, excluding acquisitions ....          --          --        (89,475)         --            --       (89,475)
  Other investing activities.......................          --          --         (5,320)         --            --        (5,320)
                                                    ------------- ------------ ------------- -------------- ------------ -----------
Cash used for investing activities.................          --          --        (54,284)         --            --       (54,284)
                                                    ------------- ------------ ------------- -------------- ------------ -----------
Financing activities --
  Proceeds from long-term debt, net of issuance              --     895,000             --          --            --       895,000
costs..............................................
  Repayments of long-term debt.....................          --    (718,105)      (278,005)         --            --      (996,110)
  Intercompany between issuer and subsidiaries.....          --       4,741         (4,741)         --            --            --
                                                    ------------- ------------ ------------- -------------- ------------ -----------
Cash used for financing activities.................          --     181,636       (282,746)         --            --      (101,110)
                                                    ------------- ------------ ------------- -------------- ------------ -----------

Increase (Decrease) in cash and cash equivalents...      (3,759)       (784)       (53,082)          2            --       (57,623)
Cash and cash equivalents, beginning of period.....       3,759          --        117,396         250            --       121,405
                                                    ------------- ------------ ------------- -------------- ------------ -----------
Cash and cash equivalents, end of period...........$         --   $    (784)   $    64,314  $      252     $      --    $   63,782
                                                    ============= ============ ============= ============== ============ ===========



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



Date:  August 23, 2001