Form 10-Q
period 2001-09-30
ALLIED WASTE INDUSTRIES INC
filed 2001-11-14
CIK 848865

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

               For the quarterly period ended: September 30, 2001

                                       OR

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
     OF 1934


                 For the transition period from           to
                                                -------       ------

                         Commission File Number 0-19285


                          ALLIED WASTE INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                88-0228636
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
                or organization)

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
Yes X  No
   ---   ----


     Indicate the number of shares outstanding of the issuer's class of common stock, as of the latest practicable date.


      Class                      Outstanding as of November 12, 2001
   ------------              ---------------------------------------------

 Common Stock....................          196,966,576

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                          ALLIED WASTE INDUSTRIES, INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

Part I Financial Information


Item 1     Financial Statements

                Consolidated Balance Sheets...................................................................  3
                Consolidated Statements of Operations.........................................................  4
                Consolidated Statements of Stockholders' Equity...............................................  5
                Consolidated Statements of Cash Flows.........................................................  6
                Notes to Consolidated Financial Statements....................................................  7

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations..............  26

Item 3     Quantitative and Qualitative Disclosures about Market Risk.........................................  35


Part II Other Information


Item 1     Legal Proceedings..................................................................................  36

Item 2     Changes in Securities and Use of Proceeds..........................................................  36

Item 3     Defaults Upon Senior Securities....................................................................  36

Item 4     Submission of Matters to a Vote of Security Holders................................................  36

Item 5     Other Information..................................................................................  36

Item 6     Exhibits and Reports on Form 8-K...................................................................  36

Signatures....................................................................................................  37


                          ALLIED WASTE INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                                              September 30,           December 31,
                                                                                  2001                    2000
                                                                            ------------------      ------------------
                                                                               (unaudited)
ASSETS
Current Assets --
Cash and cash equivalents...............................................    $       100,250         $       122,094
Accounts receivable, net of allowance of $30,506 and $43,099............            803,483                 823,259
Prepaid and other current assets........................................            150,074                 119,483
Deferred income taxes, net..............................................            149,945                 206,867
                                                                            ------------------      ------------------
  Total current assets..................................................          1,203,752               1,271,703
Property and equipment, net.............................................          4,033,028               3,860,538
Goodwill, net ..........................................................          8,596,708               8,717,438
Other assets, net.......................................................            571,653                 663,955
                                                                            ------------------      ------------------
  Total assets..........................................................    $    14,405,141         $    14,513,634
                                                                            ==================      ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
Current portion of long-term debt.......................................     $       136,373         $        13,997
Accounts payable........................................................             402,399                 476,333
Accrued closure, post-closure and environmental costs...................             152,382                 153,226
Accrued interest........................................................             195,263                 165,954
Other accrued liabilities...............................................             412,917                 564,154
Unearned revenue........................................................             235,553                 226,088
                                                                             -----------------       -----------------
  Total current liabilities.............................................           1,534,887               1,599,752
Long-term debt, less current portion....................................           9,236,258               9,635,124
Deferred income taxes...................................................             357,160                 358,637
Accrued closure, post-closure and environmental costs...................             880,952                 880,580
Other long-term obligations.............................................             664,109                 271,882
Commitments and contingencies
Series A Senior Convertible Preferred Stock, 1,000 shares
  authorized, issued and outstanding, liquidation
  preference of $1,150 and $1,096 per share.............................           1,150,200               1,096,046
Stockholders' Equity --
Common stock............................................................               1,968                   1,961
Additional paid-in capital..............................................           1,072,275               1,114,553
Accumulated comprehensive loss .........................................            (100,766)                     --
Retained deficit........................................................            (391,902)               (444,901)
                                                                             -----------------       -----------------
  Total stockholders' equity............................................             581,575                 671,613
                                                                             -----------------       -----------------
  Total liabilities and stockholders' equity............................     $    14,405,141         $    14,513,634
                                                                             =================       =================




The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


                          ALLIED WASTE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except per share amounts, unaudited)

                                                                     Nine Months Ended                   Three Months Ended
                                                                       September 30,                         September 30,
                                                             ----------------------------------     --------------------------------
                                                                  2001               2000               2001              2000
                                                             ----------------    --------------     --------------    --------------
Revenues................................................     $  4,180,103        $  4,314,878       $  1,413,400      $  1,474,731
Cost of operations......................................        2,385,250           2,494,200            805,685           834,123
Selling, general and administrative expenses............          312,696             317,944            110,005           107,085
Depreciation and amortization...........................          347,211             342,821            118,576           116,240
Goodwill amortization...................................          169,744             164,894             56,717            56,236
Acquisition related and unusual costs...................           24,549              79,403             11,802            22,477
Non-cash loss on asset sale.............................          107,011              26,114                 --            26,114
                                                             ----------------    --------------     --------------    --------------
  Operating income......................................          833,642             889,502            310,615           312,456
Equity in earnings of unconsolidated subsidiaries.......          (14,072)            (37,981)                 --          (10,194)
Interest income.........................................           (4,780)             (3,248)              (983)           (1,906)
Interest expense........................................          646,488             657,433            212,051           222,332
                                                             ----------------    --------------     --------------    --------------
  Income before income taxes............................          206,006             273,298             99,547           102,224
Income tax expense......................................          140,326             168,089             80,746            72,447
Minority interest.......................................            3,228               3,816                509             1,037
                                                             ----------------    --------------      --------------   --------------
  Income before extraordinary loss......................           62,452             101,393             18,292            28,740
Extraordinary loss, net of income tax benefit...........            9,453              13,266                 --             6,782
                                                             ----------------    --------------     --------------    --------------
  Net income............................................           52,999              88,127             18,292            21,958
Dividends on preferred stock............................           54,164              50,829             18,544            17,340
                                                             ----------------    --------------     --------------    --------------
  Net income (loss) available to common shareholders....     $     (1,165)       $     37,298       $       (252)     $      4,618
                                                             ================    ==============     ==============    ==============

Basic EPS:
Income available to common shareholders before
    extraordinary loss, net of income tax benefit.......     $       0.04        $       0.27       $       0.00      $       0.06
Extraordinary loss, net of income tax benefit...........            (0.05)              (0.07)                --             (0.04)
                                                             ----------------    --------------     --------------    --------------
  Net income (loss) available to common shareholders....     $      (0.01)       $       0.20       $       0.00      $       0.02
                                                             ================    ==============    ==============     ==============
Weighted average common shares..........................          189,492             188,739            189,772           188,789
                                                             ================    ==============     ==============    ==============


Diluted EPS:
Income available to common shareholders before
    extraordinary loss, net of income tax benefit.......     $       0.04        $       0.27       $       0.00      $       0.06
Extraordinary loss, net of income tax benefit...........            (0.05)              (0.07)                --             (0.04)
                                                             ----------------    --------------     --------------    --------------
  Net income (loss) available to common shareholders....     $      (0.01)       $       0.20       $       0.00      $       0.02
                                                             ================    ==============     ==============    ==============
Weighted average common and common
   equivalent shares....................................          195,521             191,105            196,112           192,028
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


                          ALLIED WASTE INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (in thousands, unaudited)

                                                                                                                     Comprehensive
                                                                                                                      Loss for the
                                                                                                                      Nine Months
                                                                       Accumulated                        Total          Ended
                                       Common         Additional      Comprehensive      Retained     Stockholders'   September 30,
                                        Stock       Paid-In Capital       Loss           Deficit         Equity            2001
                                    --------------  --------------  ---------------   -------------  --------------  ---------------
Balance as of December 31, 2000..   $      1,961    $   1,114,553   $        --        $  (444,901)  $   671,613
  Common stock issued, net.......              3            3,858            --                 --         3,861
  Stock options, net.............              4            8,028            --                 --         8,032
  Dividends declared on Series A
    Senior Convertible Preferred
    Stock........................             --          (54,164)           --                 --       (54,164)
  Net income.....................             --               --            --             52,999        52,999     $    52,999

Other comprehensive loss, net of
  tax:
  Cumulative effect of change in

    accounting principle.........             --              --        (45,193)                --       (45,193)        (45,193)
  Net loss deferred on hedging
    derivatives..................             --              --       (100,844)                --      (100,844)       (100,844)
Less:  Net loss on hedging
  derivatives reclassified to
earnings ........................             --              --         45,274                 --        45,271          45,271
                                    --------------  --------------  ---------------   -------------  -------------   ---------------
Balance as of September 30, 2001.   $      1,968    $   1,072,275   $  (100,766)      $   (391,902)  $   581,575     $   (47,767)
                                    ==============  ==============  ===============   =============  ==============  ===============


Comprehensive loss for the three months ended September 30, 2001 was $14,714 comprised of $18,292 net income, $59,744 net loss on deferred hedging derivatives and $26,738 of net loss on hedging derivatives reclassified to earnings.

                                                                                                                      Comprehensive
                                                                                                                      Income for the
                                                                                                                        Nine Months
                                                                                                          Total            Ended
                                                    Common            Additional      Retained        Stockholders'    September 30,
                                                    Stock          Paid-In Capital    Deficit            Equity             2000
                                                ---------------   ---------------  ----------------   ---------------   ------------
Balance as of December 31, 1999..               $      1,885      $   1,179,180     $   (569,288)     $     611,777
  Common stock issued, net.......                         73              1,503               --              1,576
  Stock options, net.............                          2              1,430               --              1,432
  Dividends declared on Series A
     Senior Convertible Preferred
     Stock.......................                         --            (50,829)              --            (50,829)
  Net income.....................                         --                 --           88,127             88,127     $     88,127
  Other comprehensive income, net                         --                 --              --                  --               --
                                                ---------------   ---------------  ----------------   ---------------   ------------
Balance as of September 30, 2000..              $      1,960      $   1,131,284     $   (481,161)     $     652,083     $     88,127
                                                ===============   ===============  ================   ===============   ============

Comprehensive income for the three months ended September 30, 2000 was $21,958. The only component of other comprehensive income was net income.


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                          ALLIED WASTE INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)
                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                 ----------------------------------
                                                                                      2001               2000
                                                                                 ---------------    ---------------
Operating activities --
Net income..................................................................     $     52,999       $     88,127
Adjustments to reconcile net income to cash provided by operating activities--
Provisions for:
  Depreciation and amortization.............................................          516,955            507,715
  Non-cash loss on asset sale...............................................          107,011             26,114
  Undistributed earnings of equity investment in unconsolidated subsidiary..          (14,072)           (34,553)
  Doubtful accounts.........................................................           12,384             14,225
  Accretion of debt and amortization of debt issuance costs.................           31,775             33,735
  Deferred income tax provision.............................................          112,925            132,514
  Gain on sale of assets....................................................          (11,975)            (9,048)
  Extraordinary loss due to early extinguishments of debt, net of income tax
    benefit.................................................................            4,828             13,266
Change in operating assets and liabilities, excluding the effects of purchase acquisitions--
  Accounts receivable, prepaid expenses, inventories and other..............          (68,175)           (29,339)
  Accounts payable, accrued liabilities, unearned income, and other.........          (45,534)              (692)
  Acquisition related and non-recurring accruals............................          (87,716)          (138,057)
  Closure and post-closure provision........................................           50,452             48,445
  Closure and post-closure expenditures.....................................          (41,396)           (42,154)
  Environmental expenditures................................................          (28,846)           (23,584)
                                                                                 ---------------    ---------------
Cash provided by operating activities.......................................          591,615            586,714
                                                                                 ---------------    ---------------
Investing activities --
  Cost of acquisitions, net of cash acquired................................         (230,693)          (789,984)
  Proceeds from divestitures, net of cash divested..........................          359,866          1,000,548
  Accruals for acquisition price and severance costs........................           (1,362)           (26,776)
  Net distributions from unconsolidated subsidiaries........................               --             15,372
  Capital expenditures, excluding acquisitions..............................         (419,296)          (290,337)
  Capitalized interest......................................................          (35,864)           (32,916)
  Proceeds from sale of fixed assets........................................           23,261             36,577
  Change in deferred acquisition costs, notes receivable, and other.........           (7,619)            (2,733)
                                                                                 ---------------    ---------------
Cash used for investing activities..........................................         (311,707)           (90,249)
                                                                                 ---------------    ---------------

Financing activities --
  Net proceeds from sale of common stock and exercise of stock options......            6,171                 --
  Proceeds from long-term debt, net of issuance costs.......................        1,749,944          1,732,000
  Repayments of long-term debt..............................................       (2,057,867)        (2,237,257)
                                                                                 ---------------    ---------------
Cash used for financing activities..........................................         (301,752)          (505,257)
                                                                                 ---------------    ---------------

Decrease in cash and cash equivalents.......................................          (21,844)            (8,792)
Cash and cash equivalents, beginning of period..............................          122,094            121,405
                                                                                 ---------------    ---------------
Cash and cash equivalents, end of period....................................     $    100,250       $    112,613
                                                                                 ===============    ===============

Non-Cash transactions --
  Debt and liabilities assumed in acquisitions..............................     $     34,279       $     91,963
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

The Consolidated Financial Statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The Consolidated Balance Sheet as of December 31, 2000 and the unaudited interim Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the presentations and disclosures herein are adequate to make the information not misleading when read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2000. References to our Form 10-K in this report are to our Form 10-K as amended prior to the date of this report and filed with the SEC. The Consolidated Financial Statements as of September 30, 2001, and for the nine and three months ended September 30, 2001 and 2000 reflect, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to their current presentation.

Operating results for interim periods are not necessarily indicative of the results for full years. These Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2000 and the related notes thereto included in our Annual Report on Form 10-K, filed with the SEC for that year.

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

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition related and unusual costs --

During 2001, we have recorded approximately $24.5 million of acquisition related and unusual costs comprised of $17.6 million of transition costs related to billing systems conversions, transitional employees and duplicative facilities and operations and $6.9 million relating to exit costs and abandonment liabilities associated with the acquisition of Browning-Ferris Industries, Inc. ("BFI").

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

During the year ended December 31, 1999, we recorded $588.9 million of acquisition related and unusual costs primarily associated with the $9.6 billion acquisition of BFI, which was accounted for as a purchase. The following table reflects the cash activity through September 30, 2001 related to the acquisition related and unusual costs accrued during 1999 (in thousands, unaudited):


                                                                                  Litigation
                                             Transition           Loss          and Compliance
                                                Costs           Contracts           Costs             Total
                                           ----------------  ----------------  ----------------- ----------------
1999 Additions through Expense............ $     77,350      $     32,643      $     113,382     $     223,375
1999 Expenditures.........................      (74,654)           (6,058)            (1,553)          (82,265)
2000 Expenditures.........................       (2,091)          (14,698)           (30,960)          (47,749)
2001 Expenditures.........................           --            (9,867)           (12,052)          (21,919)
Adjustments...............................         (605)           20,680              7,413            27,488
                                           ----------------  ----------------  ----------------- ----------------
Balance Remaining September 30, 2001...... $         --      $     22,700      $      76,230     $      98,930
                                           ================  ================  ================= ================


In addition to the items reflected in the table above, during 1999, we charged to acquisition related and unusual costs, $267.0 million related to environmental matters, $105.2 of non-cash asset impairments, $0.5 million of restructuring, abandonment and other costs and reversed approximately $7.2 million of accruals related to 1998 acquisitions.

Non-cash loss on asset sale --

In February 2001, we decided to accept an offer and sold certain non-integrated operations in the Northeast region for approximately $53 million. In connection with our strategic business model and ongoing review of the operations, we determined that the sale of such assets would allow us to deploy proceeds from the sale to purchase more productive assets in other markets that improve our market density and internalization. We initially used the proceeds to repay debt, and subsequently redeployed the proceeds to purchase other assets. The carrying value of the assets sold was approximately $160 million at the time of the sale. In connection with this sale, we recorded a non-cash loss of approximately $107 million ($65 million, net of income tax benefit). Revenues and net operating income of the sold operations represent less than 1% of our consolidated revenue and net operating income for the period prior to the sale during 2001. The assets were held for use and were not impaired at December 31, 2000 based on the criteria and analysis under Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of."

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

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative instruments and hedging activities --

Effective January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133. Adoption of these new accounting standards had no effect on net income and resulted in cumulative after tax reductions of $71.7 million in the first quarter of 2001 to accumulated comprehensive income, included as a component of reported stockholders' equity. At September 30, 2001, a liability of $143 million is included in the Consolidated Balance Sheet in other long-term obligations reflecting the market cost of hypothetical settlement of our swap portfolio on that date. This liability will fluctuate with market interest rates but will reduce to zero over the lives of each of our swap instruments. Our swap portfolio substantially stabilizes our incurred and reported interest expense with the consequence of balance sheet fluctuations caused by changes in market interest rates.

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

Our interest rate swaps are designated as and are effective as hedges of our variable rate debt or as hedges of the fair value of a specific fixed rate liability attributable to changes in market interest rates. We assume 100% effectiveness in our interest rate hedges, as the notional amounts, indices, repricing dates, and all other significant terms of the swap agreements are matched to the provisions and terms of the debt being hedged. Accordingly, all changes in market value of our interest rate swap agreements that are hedging cash flow variability are reflected in comprehensive income. Expense or income related to swap settlements are matched against interest expense in earnings for the related debt over the term of the swaps. These agreements and any related liability on a fair value hedge are recognized on the balance sheet at their fair value.

In accordance with SFAS No. 133 and 138, we designate our interest rate swap agreements at inception as hedges of the variability of interest cash flow debt or as hedges of the fair value of a specific fixed rate liability attributable to changes in market interest rates. We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. Amounts related to discontinued hedges were not material and were reclassified to earnings in the current period.

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

SFAS No. 142, among other things, eliminates the amortization of goodwill and instead requires an annual assessment of goodwill impairment by applying a fair value based test. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill balances. SFAS No. 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized. The effective date for SFAS No. 142 is fiscal years beginning after December 15, 2001. During the nine months ended September 30, 2001 and 2000, we recorded goodwill amortization of $169.7 million and $164.9 million, respectively. Management is currently evaluating the impact of this statement on our results of operations and financial position. Any adjustments as a result of the initial implementation of SFAS No. 142 will be recorded as a cumulative effect of change in accounting principle effective January 1, 2002. Net unamortized goodwill at September 30, 2001 is approximately $8.6 billion, of which approximately $6.9 billion is not amortized for income tax purposes.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is required to be adopted by January 1, 2003. SFAS No. 143 establishes standards for accounting for an obligation associated with the retirement of a long-lived tangible asset. We are currently assessing the impact of this statement on our results of operations and financial position.

In August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued by the FASB. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 144 provides a single accounting model for impairment of long-lived assets held for use and for long-lived assets that are to be disposed of by sale (including discontinued operations). SFAS No. 144 also removes goodwill from its scope. We are required to adopt SFAS No. 144 by January 1, 2002 and are currently assessing the impact, if any, that this statement will have on our consolidated financial position or results of operations.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. Landfill Accounting

We have a network of 167 owned or operated active landfills with a net book value of approximately $1.8 billion at September 30, 2001. The landfills have operating lives ranging from one to over 150 years based on available capacity using current annual volumes. The average life of our landfills approximates 40 years. We use a life-cycle accounting method for landfills and the related closure and post-closure liabilities. This method applies the costs associated with acquiring, developing, closing and monitoring the landfills over the associated landfill capacity and associated consumption. On an annual basis, we update the development cost estimates (which include the costs to develop the site as well as the individual cell construction costs), closure and post-closure cost estimates and future capacity estimates for each landfill. The cost estimates are prepared by local company and third-party engineers based on the applicable local, state and federal regulations and site specific permit requirements. Future capacity estimates are updated using aerial surveys of each landfill to estimate utilized disposal capacity and remaining disposal capacity. These cost and capacity estimates are reviewed and approved annually by senior management.

Closure and post-closure --

Estimated costs for closure and post-closure as required under Subtitle D of the Resource Conservation and Recovery Act of 1976 ("Subtitle D") are compiled and updated annually for each landfill by local and regional company engineers and reviewed by senior management. The future estimated closure and post-closure costs are increased at an inflation rate of 2.5%, and discounted at a long-term risk-free capital rate of 7.0%, per annum, based on the timing of the amounts to be expended. The following table is a summary of the closure and post-closure costs (in thousands):

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

The second component is the accretion expense necessary to increase the accrued closure and post-closure reserve balance to its future, or undiscounted value. To accomplish this, we accrete our closure and post-closure accrual balance using a long-term risk-free capital rate and charge this accretion as an operating expense in that period. We incurred approximately $50.5 million related to per unit closure and post-closure expense and periodic accretion during the nine months ended September 30, 2001.

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

The ultimate amounts for environmental liabilities cannot be reliably determined and estimates of such liabilities made by us, after consultation with our independent environmental engineers, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the Consolidated Financial Statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessment to date, the recorded liabilities are periodically evaluated, as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded liability for environmental matters as of September 30, 2001 and
December 31, 2000 of approximately $403.9 million and $432.5 million, respectively, represents the most probable outcome of these contingent matters. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, proceeds are recorded as an offset to environmental expense in operating income. There were no significant recovery receivables outstanding as of September 30, 2001 or as of December 31, 2000. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding closure and post-closure could result in approximately $30 million of additional liability.

The following table shows the activity and balances related to environmental accruals and for closure and post-closure accruals related to open and closed landfills from December 31, 2000 through September 30, 2001 (in thousands, unaudited):

                                                     Balance at      Charges to         Other                       Balance at
                                                      12/31/00         Expense        Charges(1)     Payments         9/30/01
                                                    -------------  ----------------  ------------- --------------  --------------

Environmental costs............................     $    432,453   $           --    $       313   $   (28,846)    $    403,920
Open landfills closure and post-closure costs..          324,282           38,403          5,754       (19,946)         348,493
Closed landfills closure and post-closure costs          277,071           12,049         13,251       (21,450)         280,921

(1) Amounts consist primarily of liabilities related to acquired companies.


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Long-term Debt

Long-term debt at September 30, 2001 and December 31, 2000 consists of the following (in thousands):

                                                                                            September 30,         December 31,
                                                                                                2001                  2000
                                                                                          ------------------    ------------------
                                                                                             (unaudited)
Revolving credit facility, effective rate of 10.75% and 10.46%, respectively............. $      105,000        $      435,000
Tranche A term loan facility, effective rate of 9.50% and 9.19%, respectively............      1,451,856             1,675,000
Tranche B term loan facility, effective rate of 9.86% and 9.52%, respectively............      1,083,475             1,250,000
Tranche C term loan facility, effective rate of 10.35% and 9.73%, respectively...........      1,300,169             1,500,000
Senior subordinated notes, interest at 10.00%, effective rate of 10.18%..................      2,006,637             2,007,272
Senior notes, interest at 7.88%, effective rate of 8.14%.................................        873,781               873,690
Senior notes, interest at 7.63%, effective rate of 7.97%.................................        600,000               600,000
Senior notes, interest at 7.38%, effective rate of 7.89% ................................        224,833               224,784
Senior notes, interest at 8.88%, effective rate of 9.14%.................................        600,000                    --
Debentures, interest at 7.40%, effective rate of 10.26%..................................        282,460               280,749
Senior notes, interest at 6.10%, effective rate of 8.57%.................................        152,132               149,495
Senior notes, interest at 6.38%, effective rate of 9.55%.................................        141,268               138,895
Debentures, interest at 9.25%, effective rate of 9.92%...................................         95,113                94,946
Senior notes, interest at 7.88%, effective rate of 9.06%.................................         67,346                66,879
Solid waste revenue bond obligations, weighted average interest rate of 6.40% and
  6.30%, weighted average effective rate of 6.77% and 7.35%, respectively................        313,751               314,887
Notes payable to banks, finance companies, individuals and others, weighted average
  interest rates of 9.16% and 7.28%, respectively........................................         74,810                37,524
                                                                                          ------------------    ------------------
                                                                                               9,372,631             9,649,121
Less: Current portion....................................................................        136,373                13,997
                                                                                          ------------------    ------------------
                                                                                          $    9,236,258        $    9,635,124
                                                                                          ==================    ==================


On January 30, 2001, we issued $600 million of 8.875% senior notes, due 2008 (the 2001 Senior Notes), in a private placement under Rule 144A of the Securities Act of 1933. In August 2001, these notes were exchanged for substantially identical notes registered under the Securities Act of 1933. We used the net proceeds of $589.5 million from the sale of these notes to ratably repay portions of tranches A, B and C of the term loans under the 1999 Credit Facility. Coincident with the offering we amended our 1999 Credit Facility to change certain financial covenants to provide us with greater flexibility and to reduce the total revolving line by $200 million, from $1.5 billion to $1.3 billion. This reduction in the revolver was effective as of June 29, 2001.

The 1999 Credit Facility bears interest, at (a) an Alternate Base Rate, or (b) a Eurodollar Rate, both terms defined in the 1999 Credit Facility, plus, in either case, an applicable margin and may be used for working capital and other general corporate purposes, acquisitions, and the issuance of letters of credit. Of the $1.3 billion permitted under the Revolving Credit Facility, no more than $800 million may be used to support the issuance of letters of credit. As of September 30, 2001, approximately $736 million was available on this facility.

The 2001 Senior Notes, 1999 Credit Facility, 1998 Senior Notes and $850 million of senior notes assumed from BFI are secured by substantially all of the subsidiaries of our wholly owned subsidiary, BFI. As of September 30, 2001, the book value of the BFI subsidiaries that serve as collateral was approximately $9.3 billion, which represents approximately 64% of our consolidated total assets.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Net Income Per Common Share

Net income per common share is calculated by dividing net income (loss), less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share data, unaudited):

                                                                 Nine Months Ended                  Three Months Ended
                                                                   September 30,                       September 30,
                                                          --------------------------------    --------------------------------
                                                              2001              2000              2001              2000
                                                          --------------    --------------    --------------    --------------
Basic earnings per share computation:
Income before extraordinary loss.....................     $    62,452       $     101,393     $    18,292       $    28,740
Less: preferred stock dividends......................          54,164              50,829          18,544            17,340
                                                          --------------    --------------    --------------    --------------
Income (loss) available to common shareholders before
   extraordinary losses, net of income tax benefit...     $     8,288       $      50,564     $      (252)      $    11,400
                                                          ==============    ==============    ==============    ==============

Weighted average common shares outstanding...........         189,492             188,739         189,772           188,789
                                                          ==============    ==============    ==============    ==============
Basic earnings per share before extraordinary
  losses, net of income tax benefit..................     $      0.04       $        0.27     $      0.00       $      0.06
                                                          ==============    ==============    ==============    ==============
Diluted earnings per share computation:
Income before extraordinary loss.....................     $    62,452       $     101,393     $    18,292       $    28,740
Less: preferred stock dividends......................          54,164              50,829          18,544            17,340
                                                           --------------    --------------    --------------    --------------
Income (loss) available to common shareholders before
  extraordinary losses, net of income tax benefit....     $     8,288       $      50,564     $      (252)      $    11,400
                                                          ==============    ==============    ==============    ==============

Weighted average common shares outstanding...........         189,492             188,739         189,772           188,789
Dilutive effect of  stock, stock options, warrants and
  contingently issuable shares.......................           6,029               2,366           6,340             3,239
                                                          --------------    --------------    --------------    --------------
Weighted average common and common equivalent
  shares outstanding.................................         195,521             191,105         196,112           192,028
                                                          ==============    ==============    ==============    ==============
Diluted earnings per share before extraordinary
  losses, net of income tax benefit..................     $      0.04       $        0.27     $      0.00       $      0.06
                                                          ==============    ==============    ==============    ==============


Conversion of the Preferred Stock into 62,392, 58,496, 63,900 and 59,913 common shares and exercise of 2,610, 11,165, 2,351 and 7,677 stock options to purchase common shares have not been assumed for the nine and three months ended September 30, 2001 and 2000, respectively, as the effects would not be dilutive.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and reasonably estimable. We expect that matters in process at September 30, 2001, which have not been accrued in the Consolidated Balance Sheets, will not have a material adverse effect on our consolidated liquidity, financial position or results from operations.

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

We have operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

                                          December 31, 2000
                                        -----------------------
                   2001                     $    31,045
                   2002                          28,137
                   2003                          24,936
                   2004                          21,040
                   2005                          18,713
                   Thereafter                    41,109

Rental expense under such operating leases was  approximately  $19.7 million and
$25.3  million  for  the  nine  months  ended   September  30,  2001  and  2000,
respectively.

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

We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. These financial assurance requirements are satisfied by us issuing performance bonds, letters of credit, insurance policies or trust deposits to secure our obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At September 30, 2001, we had outstanding approximately $1.6 billion in financial assurance instruments, represented by $1,094 million of insurance policies, $406 million of surety bonds, $49 million of trust deposits and $56 million of letters of credit.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have issued bank letters of credit in the aggregate amount of approximately $459 million at September 30, 2001, including approximately $56 million relating to financial assurances to government agencies. These financial instruments are issued in the normal course of business and are not reflected in the accompanying Consolidated Balance Sheets. The underlying obligations of the financial instruments are valued based on the likelihood of performance being required. We do not expect any material losses to result from these off balance sheet instruments based on historical results, and therefore, we are of the opinion that the fair value of these instruments is zero.

6. Segment Reporting

We classify our operations into eight U.S. geographic regions: Atlantic, Central, Northeast, Southeast, Great Lakes, Midwest, Southwest and West. Our revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. We evaluate performance based on several factors, of which the primary financial measure is EBITDA before acquisition related and unusual costs. The accounting policies of the business segments are the same as those described in the Organization and Summary of Significant Accounting Policies (See Note 1). The tables below reflect certain geographic information relating to our operations for the nine and three months ended September 30, 2001 and 2000 (in thousands, unaudited):

                       Nine Months Ended September 30, 2001                 Nine Months Ended September 30, 2000
                  ------------------------------------------------     ------------------------------------------------
                     Revenues                            EBITDA           Revenues                            EBITDA
                       from                              before             from                              before
                     external        Intersegment     non-recurring       external        Intersegment      non-recurring
                    customers         revenues          charges           customers         revenues          charges
                  -------------     -------------    -------------     -------------    --------------    -------------
Atlantic......    $    434,461      $     64,531     $    159,833      $    454,119     $     68,465      $    155,548
Central.......         388,107            93,632          134,931           403,110           93,849           137,191
Great Lakes...         456,957           117,711          196,153           490,686          121,470           192,001
Midwest.......         362,221            95,255          169,463           364,423           84,662           170,650
Northeast.....         635,272           168,285          153,293           714,741          152,542           186,723
Southeast.....         586,264            87,689          204,256           579,395           82,772           217,723
Southwest.....         595,619           101,161          217,712           571,515           95,380           221,505
West..........         696,935           150,322          277,364           709,682          155,017           261,735
Other(1)......          24,267                --          (30,848)           27,207               --           (40,342)
                  -------------     -------------    -------------     -------------    --------------    -------------
Total.........    $  4,180,103      $    878,586     $  1,482,157      $  4,314,878     $    854,157      $  1,502,734
                  =============     =============    =============     =============    ==============    =============

                       Three Months Ended September 30, 2001                Three Months Ended September 30, 2000
                  ------------------------------------------------     ------------------------------------------------
                      Revenues                            EBITDA           Revenues                            EBITDA
                       from                              before             from                              before
                     external        Intersegment     non-recurring       external        Intersegment      non-recurring
                    customers         revenues          charges           customers         revenues          charges
                  -------------     -------------    -------------     -------------    --------------    -------------
Atlantic......    $    143,817      $     24,754     $     53,410      $    154,917     $     23,071      $     55,038
Central.......         133,362            31,770           45,952           138,484           32,133            50,080
Great Lakes...         158,223            40,128           66,890           167,658           42,651            67,552
Midwest.......         121,911            32,685           55,045           125,564           29,533            59,326
Northeast.....         205,164            56,130           50,475           245,677           53,497            62,161
Southeast.....         197,773            30,811           61,506           196,194           29,040            75,938
Southwest.....         201,213            34,052           68,965           191,042           31,682            74,491
West..........         243,013            48,388           99,797           248,055           56,368            98,123
Other(1)......           8,924                --           (4,330)            7,140               --            (9,186)
                  -------------     -------------    -------------     -------------    --------------    -------------
Total.........    $  1,413,400      $    298,718     $    497,710      $  1,474,731     $    297,975      $    533,523
                  =============     =============    =============     =============    ==============    =============


(1) Amounts relate primarily to our subsidiaries which provide services throughout the organization and not solely on a regional basis.

                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of reportable segment primary financial measure to operating income (in thousands, unaudited):

                                                 Nine Months Ended                         Three Months Ended
                                                   September 30,                             September 30,
                                        -------------------------------------     -------------------------------------
                                              2001                2000                 2001                 2000
                                        -----------------    ----------------     ----------------     ----------------
 Operating income:
Total EBITDA before acquisition
  related and unusual costs for
  reportable segments............       $      1,482,157     $     1,502,734      $       497,710      $       533,523
Depreciation and amortization
  for reportable segments........                516,955             507,715              175,293              172,476
Acquisition related and unusual
  costs..........................                 24,549              79,403               11,802               22,477
Non-cash loss on asset sale......                107,011              26,114                   --               26,114
                                        -----------------    ----------------     ----------------     ----------------
  Operating income...............       $        833,642     $       889,502      $       310,615      $       312,456
                                        =================    ================     ================     ================



Percentage of our total revenue attributable to services provided (in thousands, unaudited):

                                 Nine Months Ended September 30,                        Three Months Ended September 30,
                    -------------------------------------------------------- -------------------------------------------------------
                              2001                            2000                         2001                      2000
                    --------------------------    -------------------------- ----------------------------- -------------------------
Collection..........$ 3,157,807         62.5%     $   3,178,882      61.5%   $1,068,344         62.4%       $ 1,086,489    61.3%
Disposal(1).........  1,578,567         31.2          1,494,401      28.9       545,318         31.9            534,973    30.2
Recycling...........    176,050          3.5            308,724       6.0        54,023          3.2             84,713     4.8
Other...............    146,265          2.8            187,028       3.6        44,433          2.5             66,531     3.7
                    -------------    ---------    ---------------  --------- -------------   ---------      ------------- -------
                      5,058,689        100.0%         5,169,035     100.0%    1,712,118        100.0%         1,772,706   100.0%
                                     =========                     =========                 =========                    =======
Intercompany........   (878,586)                       (854,157)               (298,718)                        (297,975)
                    -------------                 ---------------            -------------                  -------------
 Reported revenue...$ 4,180,103                   $   4,314,878              $1,413,400                     $ 1,474,731
                     ============                 ===============            =============                  =============

(1)  Disposal revenues include landfill and transfer station revenue.


7. Consolidating Financial Statements of Allied NA

The 1998 Senior Notes, 1999 Notes, and 2001 Senior Notes issued by Allied NA (our wholly owned subsidiary) and certain debt of BFI (all of which is no longer registered under the Securities Exchange Act of 1934) are guaranteed by us. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA's and BFI's debt. Presented below are Condensed Consolidating Balance Sheets as of September 30, 2001 and December 31, 2000 and the related Condensed Consolidating Statements of Operations and Cash Flows for the nine and three months ended September 30, 2001 and 2000 of Allied Waste Industries, Inc. ("Parent"), Allied NA ("Issuer"), the guarantor subsidiaries ("Guarantors") and the subsidiaries which are not guarantors ("Non-guarantors") (in thousands):

                         ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATING BALANCE SHEET
                           (in thousands, unaudited)

                                                                          September 30, 2001
                                      ----------------------------------------------------------------------------------------------
                                          Parent          Issuer         Guarantors    Non-Guarantors    Eliminations   Consolidated
                                      --------------- ---------------  -------------- --------------- --------------- --------------
ASSETS
Current Assets --
Cash and cash equivalents...........  $          153  $        6,166   $       79,365 $       14,566  $           --  $      100,250
Accounts receivable, net............              --              --          799,517          3,966              --         803,483
Prepaid and other current assets....              --              --          113,385         36,689              --         150,074
Deferred income taxes, net..........              --              --          149,945             --              --         149,945
                                      --------------- ---------------  -------------- --------------- --------------- --------------
  Total current assets..............             153           6,166        1,142,212         55,221              --       1,203,752
Property and equipment, net.........              --              --        3,829,583        203,445              --       4,033,028
Goodwill, net ......................              --              --        8,596,708             --              --       8,596,708
Investment in subsidiaries..........         191,400       3,877,910               --             --     (4,069,310)              --
Other assets, net...................              --         165,049          362,396         44,208              --         571,653
                                      --------------- ---------------  -------------- --------------- --------------- --------------

  Total assets......................  $      191,553  $    4,049,125   $   13,930,899 $      302,874  $  (4,069,310)  $   14,405,141
                                      =============== ===============  ============== =============== =============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
Current portion of long-term debt...  $           --  $      126,856   $        9,517 $           --  $           --  $      136,373
Accounts payable....................              --              --          391,513         10,886              --         402,399
Accrued closure, post-closure
  and environmental costs...........              --              --          152,382             --              --         152,382
Accrued interest....................              --         178,532           16,011            720              --         195,263
Other accrued liabilities...........          23,471              --          336,291         53,155              --         412,917
Unearned revenue....................              --              --          234,481          1,072              --         235,553
                                      --------------- ---------------  -------------- --------------- --------------- --------------
  Total current liabilities.........          23,471         305,388        1,140,195         65,833              --       1,534,887
Long-term debt, less current
  portion...........................              --       8,142,930        1,049,265         44,063              --       9,236,258
Deferred income taxes...............              --              --          357,160             --              --         357,160
Accrued closure, post-closure
  and environmental costs...........              --              --          880,952             --              --         880,952
Due to/(from) parent................      (2,140,741)    (3,196,651)        5,396,453        (59,061)             --              --
Other long-term obligations.........          14,000              --          650,109             --              --         664,109
Commitments and contingencies
Series A Senior Convertible
  Preferred Stock...................       1,150,200              --               --             --              --       1,150,200
Stockholders' equity................       1,144,623     (1,202,542)        4,456,765        252,039      (4,069,310)        581,575
                                      --------------- ---------------  -------------- --------------- --------------- --------------
  Total liabilities and stockholders'
    equity..........................  $      191,553  $    4,049,125   $   13,930,899 $      302,874  $   (4,069,310) $   14,405,141
                                      =============== ===============  ============== =============== =============== ==============


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATING BALANCE SHEET
                            (in thousands, unaudited)

                                                                            December 31, 2000
                                    ------------------------------------------------------------------------------------------------
                                        Parent          Issuer         Guarantors     Non-Guarantors   Eliminations     Consolidated
                                    --------------- --------------- ---------------- ---------------- --------------- --------------
ASSETS
Current Assets --
Cash and cash equivalents.......... $          959  $        2,669 $      118,030   $          436  $           --   $      122,094
Accounts receivable, net...........             --              --        823,259               --              --          823,259
Prepaid and other current assets...             --              --        116,853            2,630              --          119,483
Deferred income taxes, net.........             --              --        206,867               --              --          206,867
                                    --------------- --------------- ---------------- --------------- ---------------- --------------
  Total current assets.............            959           2,669      1,265,009            3,066              --        1,271,703
Property and equipment, net........             --              --      3,860,538               --              --        3,860,538
Goodwill, net .....................             --              --      8,717,438               --              --        8,717,438
Investment in subsidiaries.........        176,400       3,626,794             --               --      (3,803,194)              --
Other assets, net..................             --         188,018        475,937               --              --          663,955
                                    -------------- ---------------- ---------------- -------------- ----------------- --------------
  Total assets..................... $      177,359  $    3,817,481 $   14,318,922   $        3,066  $   (3,803,194)  $   14,513,634
                                    ============== ================ ================ =============== ================ ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities --
Current portion of long-term debt.. $           --  $      110,000 $      (96,003)  $           --  $           --   $       13,997
Accounts payable...................             --              --        476,333               --              --          476,333
Accrued closure, post-closure
  and environmental costs..........             --              --        153,226               --              --          153,226
Accrued interest...................             --         138,481         27,473               --              --          165,954
Other accrued liabilities..........         29,254              --        530,366            4,534              --          564,154
Unearned revenue...................             --              --        224,801            1,287              --          226,088
                                    --------------- --------------- ---------------- --------------- ---------------- --------------
  Total current liabilities........         29,254         248,481      1,316,196            5,821              --        1,599,752
Long-term debt, less current
  portion..........................             --       8,455,745      1,179,379               --              --        9,635,124
Deferred income taxes..............             --              --        358,637               --              --          358,637
Accrued closure, post-closure
  and environmental costs..........             --              --        880,580               --              --          880,580
Due to/(from) parent...............     (2,102,414)     (4,025,166)     6,185,695          (58,115)             --               --
Other long-term obligations........             --              --        271,882               --              --          271,882
Commitments and contingencies
Series A Senior Convertible
  Preferred Stock..................      1,096,046              --             --               --              --        1,096,046
Stockholders' equity ..............      1,154,473        (861,579)     4,126,553           55,360      (3,803,194)         671,613
                                    -------------- ---------------- ---------------- -------------- ----------------- --------------
  Total liabilities and
stockholders' equity............... $      177,359  $    3,817,481 $   14,318,922   $        3,066  $   (3,803,194)  $   14,513,634
                                    ============== ================ ================ ============== ================= ==============


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                            (in thousands, unaudited)

                                                                       Nine Months Ended September 30, 2001
                                         -------------------------------------------------------------------------------------------
                                             Parent          Issuer        Guarantors   Non-Guarantors  Eliminations  Consolidated
                                         --------------- --------------- -------------- --------------- ------------ ---------------
Revenues................................ $           --  $           --  $    4,091,757 $       88,346  $         -- $    4,180,103
Cost of operations......................             --              --       2,320,964         64,286            --      2,385,250
Selling, general and administrative
  expenses..............................          7,930              --         302,914          1,852            --        312,696
Depreciation and amortization...........             --              --         342,286          4,925            --        347,211
Goodwill amortization...................             --              --         169,744             --            --        169,744
Acquisition related and unusual costs...             --              --          24,549             --            --         24,549
Non-cash loss on asset sale ............             --              --         107,011             --            --        107,011
                                         --------------- --------------- -------------- --------------- ------------ ---------------
  Operating income (loss)...............         (7,930)             --         824,289         17,283            --        833,642
Equity in earnings of unconsolidated
  affiliates............................             --              --         (14,072)            --            --        (14,072)
Interest income.........................             --              --          (3,980)          (800)           --         (4,780)
Interest expense........................             68         568,122          76,179          2,119            --        646,488
Intercompany interest expense (income)..        (59,475)        (14,961)         76,628         (2,192)           --             --
Management fees.........................         (3,750)             --           3,750             --            --             --
                                         --------------- --------------- -------------- --------------- ------------ ---------------
  Income (loss) before income taxes.....         55,227        (553,161)        685,784         18,156            --        206,006
Income tax expense (benefit)............         22,803        (218,499)        333,124          2,898            --        140,326
Minority interest.......................             --              --           3,228             --            --          3,228
                                         --------------- --------------- -------------- --------------- ------------ ---------------
  Income (loss) before extraordinary
    loss................................         32,424        (334,662)        349,432         15,258            --         62,452
Extraordinary loss, net of income tax
  benefit...............................             --           9,453              --             --            --          9,453
                                         --------------- --------------- -------------- --------------- ------------ ---------------
  Net income (loss).....................         32,424        (344,115)        349,432         15,258            --         52,999
Dividends on preferred stock............         54,164              --              --             --            --         54,164
                                         --------------- --------------- -------------- --------------- ------------ ---------------
  Net income (loss) available to common
    shareholders........................ $      (21,740) $     (344,115) $      349,432 $       15,258  $         -- $       (1,165)
                                         =============== =============== ============== =============== ============ ===============


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                            (in thousands, unaudited)

                                                                       Nine Months Ended September 30, 2000
                                         -------------------------------------------------------------------------------------------
                                             Parent          Issuer        Guarantors    Non-Guarantors  Eliminations  Consolidated
                                         --------------- --------------- --------------- --------------- ------------ --------------
Revenues................................ $           --  $           --  $    4,313,341  $        1,537  $        --  $  4,314,878
Cost of operations......................             --              --       2,494,200              --           --     2,494,200
Selling, general and administrative
  expenses..............................          5,870              --         311,623             451           --       317,944
Depreciation and amortization...........             --              --         342,821              --           --       342,821
Goodwill amortization...................             --              --         164,894              --           --       164,894
Acquisition related and unusual costs...             --              --          79,403              --           --        79,403
Non-cash loss on asset sale                          --              --          26,114              --           --        26,114
                                         --------------- --------------- --------------- --------------- ------------ --------------
  Operating income (loss)...............         (5,870)             --         894,286           1,086           --       889,502
Equity in earnings of unconsolidated
  affiliates............................             --              --         (37,981)             --           --       (37,981)
Interest income.........................             --              --          (3,264)             16           --        (3,248)
Interest expense........................             --         634,072          23,361              --           --       657,433
Intercompany interest expense (income)..        (47,045)         32,942          20,325          (6,222)          --            --
Management fees.........................         (3,750)             --           3,750              --           --            --
                                         --------------- --------------- --------------- --------------- ------------ --------------
  Income (loss) before income taxes.....         44,925        (667,014)        888,095           7,292           --       273,298
Income tax expense (benefit)............         18,581        (263,471)        410,427           2,552           --       168,089
Minority interest.......................             --              --           3,816              --           --         3,816
                                         --------------- --------------- --------------- --------------- ------------ --------------
  Income (loss) before extraordinary
    losses..............................         26,344        (403,543)        473,852           4,740           --       101,393
Extraordinary loss, net of income tax
  benefit...............................             --          13,266              --              --           --        13,266
                                         --------------- --------------- --------------- --------------- ------------ --------------
  Net income (loss).....................         26,344        (416,809)        473,852           4,740           --        88,127
Dividends on preferred stock............         50,829              --              --              --           --        50,829
                                         --------------- --------------- --------------- --------------- ------------ --------------
  Net income (loss) available to common
    shareholders........................ $      (24,485) $     (416,809) $      473,852  $        4,740  $        --  $     37,298
                                         =============================== =============== =============== ============ =============


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                            (in thousands, unaudited)

                                                                       Three Months Ended September 30, 2001
                                        --------------------------------------------------------------------------------------------
                                             Parent          Issuer        Guarantors   Non-Guarantors  Eliminations   Consolidated
                                        ---------------  ---------------  ------------- --------------- ------------- --------------
Revenues............................... $           --   $           --   $  1,330,180  $       83,220  $        --   $  1,413,400
Cost of operations.....................             --               --        741,400          64,285           --        805,685
Selling, general and administrative
  expenses.............................          2,510               --        106,695             800           --        110,005
Depreciation and amortization..........             --               --        114,374           4,202           --        118,576
Goodwill amortization..................             --               --         56,717              --           --         56,717
Acquisition related and unusual costs..             --               --         11,802              --           --         11,802
                                        ---------------  ---------------  ------------- --------------- ------------- --------------
  Operating income (loss)..............         (2,510)              --        299,192          13,933           --        310,615
Interest income........................             --               --           (750)           (233)          --           (983)
Interest expense.......................             68          185,268         25,290           1,425           --        212,051
Intercompany interest expense (income).        (19,825)         (4,987)         24,104             708           --             --
Management fees........................         (1,250)              --          1,250              --           --             --
                                        ---------------  ---------------  ------------- --------------- ------------- --------------
  Income (loss) before income taxes....         18,497        (180,281)        249,298          12,033           --         99,547
Income tax expense (benefit)...........          7,637         (71,211)        142,447           1,873           --         80,746
Minority interest......................             --               --            509              --           --            509
                                        ---------------  ---------------  ------------- --------------- ------------- --------------
  Net income (loss)....................         10,860        (109,070)        106,342          10,160           --         18,292
Dividends on preferred stock...........         18,544               --             --              --           --         18,544
                                        ---------------  ---------------  ------------- --------------- ------------- --------------
  Net income (loss) available to common
    shareholders....................... $       (7,684)  $    (109,070)   $    106,342  $       10,160  $        --   $       (252)
                                        ===============  ===============  ============= =============== ============= ==============



                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                            (in thousands, unaudited)

                                                                       Three Months Ended September 30, 2000
                                         -----------------------------------------------------------------------------------------
                                             Parent          Issuer         Guarantors    Non-Guarantors Eliminations Consolidated
                                         --------------- --------------- ---------------- ------------- ------------- ------------
Revenues................................ $           --  $           --  $    1,474,401   $        330  $         --  $1,474,731
Cost of operations......................             --              --         834,123             --            --     834,123
Selling, general and administrative
  expenses..............................          2,632              --         104,229            224            --     107,085
Depreciation and amortization...........             --              --         116,240             --            --     116,240
Goodwill amortization...................             --              --          56,236             --            --      56,236
Acquisition related and unusual costs...             --              --          22,477             --            --      22,477
Non-cash loss on asset sale                          --              --          26,114             --            --      26,114
                                         --------------- --------------- ---------------- ------------- ------------- ------------
  Operating income (loss)...............         (2,632)             --         314,982            106            --     312,456
Equity in earnings of unconsolidated
  affiliates............................             --              --         (10,194)            --            --     (10,194)
Interest income.........................             --              --          (1,906)            --            --      (1,906)
Interest expense........................             --         208,369          13,963             --            --     222,332
Intercompany interest expense (income)..        (10,781)         32,942         (20,238)        (1,923)           --          --
Management fees.........................         (1,250)             --           1,250             --            --          --
                                         --------------- --------------- ---------------- ------------- ------------- ------------
  Income (loss) before income taxes.....          9,399        (241,311)        332,107          2,029            --     102,224
Income tax expense (benefit)............          3,887         (95,318)        163,168            710            --      72,447
Minority interest.......................             --              --           1,037             --            --       1,037
                                         --------------- --------------- ---------------- ------------- ------------- ------------
  Income (loss) before extraordinary
  loss, net of income tax benefit.......          5,512        (145,993)        167,902          1,319            --      28,740
Extraordinary loss, net of income tax
  benefit...............................             --           6,782              --             --                     6,782
                                         --------------- --------------- ---------------- ------------- ------------- ------------
  Net income (loss).....................          5,512        (152,775)        167,902          1,319            --      21,958
Dividends on preferred stock............         17,340              --              --             --            --      17,340
                                         --------------- --------------- ---------------- ------------- ------------- ------------
  Net income (loss) available to common
   shareholders......................... $      (11,828) $     (152,775) $      167,902   $      1,319  $         --  $    4,618
                                         =============== =============== ================ ============= ============= ============


                          ALLIED WASTE INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                           Nine Months Ended September 30, 2001
                                               -------------------------------------------------------------------------------------
                                                   Parent         Issuer      Guarantors   Non-Guarantors Eliminations  Consolidated
                                               --------------- ------------ -------------- --------------- ----------- -------------
Cash (used for) provided by operating
activities.....................................$      (6,977) $   (496,442) $   1,097,980  $     (2,946)   $       --  $   591,615

Investing activities --
  Cost of acquisitions, net of cash acquired...           --            --       (230,693)            --           --     (230,693)
  Proceeds from divestitures, net of cash
   divested....................................           --            --        359,866             --           --      359,866

  Accruals for acquisition price and severance.           --            --         (1,362)            --           --       (1,362)
  Capital expenditures, excluding acquisitions.           --            --       (210,894)      (208,402)          --     (419,296)
  Capitalized interest.........................           --            --        (35,864)            --           --      (35,864)
  Proceeds from sale of fixed assets...........           --            --         23,261             --           --       23,261
  Other investing activities...................           --            --         (8,909)         1,290           --       (7,619)
                                               --------------- ------------ -------------- --------------- ----------- -------------
Cash used for investing activities.............           --            --       (104,595)      (207,112)          --     (311,707)
                                               --------------- ------------ -------------- --------------- ----------- -------------
Financing activities --
  Proceeds from exercise of stock options......        6,171            --             --             --           --        6,171
  Proceeds from long-term debt, net of issuance
   costs.......................................           --     1,726,553        (21,609)        45,000           --    1,749,944
  Repayments of long-term debt.................           --    (2,046,053)       (10,877)          (937)          --   (2,057,867)
  Intercompany and capital funding between issuer
   and subsidiaries............................           --       819,439       (999,564)       180,125           --           --
                                               --------------- ------------ -------------- --------------- ----------- -------------
Cash provided by (used for) financing
activities.....................................        6,171       499,939     (1,032,050)       224,188           --     (301,752)
                                               --------------- ------------ -------------- --------------- ----------- -------------
Increase (decrease) in cash and cash
equivalents....................................         (806)        3,497        (38,665)        14,130           --      (21,844)
Cash and cash equivalents, beginning of period.          959         2,669        118,030            436           --      122,094
                                               --------------- ------------ -------------- --------------- ----------- -------------
Cash and cash equivalents, end of period.......$         153  $      6,166  $      79,365  $      14,566   $       --  $   100,250
                                               =============== ============ ============== =============== =========== =============

                                                                         Nine Months Ended September 30, 2000
                                               -------------------------------------------------------------------------------------
                                                   Parent         Issuer      Guarantors   Non-Guarantors Eliminations  Consolidated
                                               --------------- ------------ -------------- --------------- ----------- -------------
Cash (used for) provided by operating
activities.....................................$      (2,699) $   (600,529) $   1,190,049  $        (107)  $       --  $    586,714

Investing activities --
  Cost of acquisitions, net of cash acquired...          --             --       (789,984)            --           --      (789,984)
  Proceeds from divestitures, net of cash
   divested....................................          --             --      1,000,548             --           --     1,000,548
  Accruals for acquisition price and severance
   costs.......................................          --             --        (26,776)            --           --       (26,776)
  Capital expenditures, excluding acquisitions           --             --       (290,337)            --           --      (290,337)
  Capitalized interest.........................          --             --        (32,916)            --           --       (32,916)
  Proceeds from sale of fixed assets...........          --             --         36,577             --           --        36,577
  Other investing activities...................          --             --         12,639             --           --        12,639
                                               --------------- ------------ -------------- --------------- ----------- -------------
Cash used for investing activities.............          --             --        (90,249)            --           --       (90,249)
                                               --------------- ------------ -------------- --------------- ----------- -------------
Financing activities --
  Proceeds from long-term debt, net of issuance
   costs.......................................           --       409,000      1,323,000             --           --     1,732,000
  Repayments of long-term debt.................           --      (632,768)    (1,604,489)            --           --    (2,237,257)
  Intercompany between issuer and subsidiaries.           --       824,955       (824,955)            --           --            --
                                                -------------- ------------ -------------- --------------- ----------- -------------
Cash provided by (used for) financing
activities.....................................           --       601,187     (1,106,444)            --           --      (505,257)
                                               --------------- ------------ -------------- --------------- ----------- -------------
Increase (decrease) in cash and cash
equivalents....................................       (2,699)          658         (6,644)          (107)          --        (8,792)
Cash and cash equivalents, beginning of period.        3,759            --        117,396            250           --       121,405
                                               --------------- ------------ -------------- --------------- ----------- -------------
Cash and cash equivalents, end of period.......$       1,060  $        658  $     110,752  $         143   $       --  $    112,613
                                               =============== ============ ============== =============== =========== =============

                                       25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein.

Introduction

Allied Waste Industries Inc. ("Allied" or "we"), a Delaware corporation, is the second largest non-hazardous solid waste management company in the United States, and operates as a vertically integrated company that provides collection, transfer, disposal and recycling services for residential, commercial and industrial customers. We operate in 39 states and serve approximately 10 million customers from a base of assets including 329 collection companies, 150 transfer stations, 167 active landfills, and 65 recycling facilities.

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

Revenues by Line of Business (in thousands, except percentages, unaudited):

                                               Nine Months Ended September 30,
                            ----------------------------------------------------------------
                                       2001                                   2000
                            ----------------------------          --------------------------
Collection..................   $  3,157,807        62.5%          $    3,178,882       61.5%
Disposal (1) ...............      1,578,567        31.2                1,494,401       28.9
Recycling ..................        176,050         3.5                  308,724        6.0
Other ......................        146,265         2.8                  187,028        3.6
                               ----------------  -------          ---------------  ---------
                                  5,058,689       100.0%               5,169,035      100.0%
                                                 =======                           =========
Intercompany ...............       (878,586)                            (854,157)
                               ----------------                   ---------------
  Reported revenues ........   $  4,180,103                       $    4,314,878
                               ================                   ===============


 (1) Disposal revenues include landfill and transfer station revenue.


Revenues by Region:

                               Nine Months Ended September 30,
                           ------------------------------------
                                 2001                  2000
                           ----------------        ------------
       Atlantic............           10.4%               10.5%
       Central.............            9.3                 9.3
       Great Lakes.........           10.9                11.4
       Midwest.............            8.7                 8.4
       Northeast...........           15.2                16.6
       Southeast...........           14.0                13.4
       Southwest...........           14.2                13.3
       West................           16.7                16.5
       Other(1)............            0.6                 0.6
                             --------------         ------------
         Total Revenues....          100.0%              100.0%
                             ==============         ============

(1) Amounts relate primarily to our subsidiaries which provide services throughout the organization and not solely on a regional basis.

Our strategy is to develop vertically integrated operations to internalize the waste we collect and thus realize higher margins from our operations. By disposing of waste at company-owned and/or operated landfills, we retain the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 67% of the waste we collected as measured by disposal volumes were disposed of at landfills we own and/or operate in the third quarter of 2001 compared with 65% in the quarter ended September 30, 2000. Approximately 50% of the total volume received at our landfills comes from company owned operations. In addition, transfer stations are an integral part of the disposal process. We locate our transfer stations in areas where our landfills are outside of the population centers in which we collect waste. Such waste is transferred to long-haul trailers and economically transported to our landfills.

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

Depreciation and amortization includes depreciation of fixed assets and amortization of other intangible assets and landfill airspace. We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the costs associated with acquiring, permitting and developing the entire landfill by the total remaining capacity of that landfill. The resulting per unit amortization rate is applied to each unit disposed at the landfill and is recorded as expense for that period. Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, engineering and legal fees, and interest, which are capitalized and amortized based on consumed airspace. Estimated total future development cost for our 167 active landfills is approximately $3.1 billion, excluding interest to be capitalized, and we expect that this amount will be spent over the remaining operating lives of the landfills which average 40 years. We had available disposal capacity of approximately 3.0 billion cubic yards as of December 31, 2000.

Goodwill amortization includes the amortization of costs paid in excess of the net assets acquired in purchase business combinations. Effective January 1, 2002, we will no longer recognize amortization expense on goodwill in accordance with a new accounting pronouncement for goodwill - see further discussion under "Recently Issued Accounting Pronouncements".

Closure and post-closure costs represent our financial commitment for the regulatory required costs associated with our future obligations for final closure, which is the phased closure of the landfill once it is no longer receiving waste, and post-closure monitoring and maintenance of landfills, which is required for up to 30 years after the entire landfill's final closure. We establish closure and post-closure requirements based on the standards of Subtitle D as implemented on a state-by-state basis. We base closure and post-closure accruals on cost estimates for capping and covering a landfill, methane gas control, leachate management and groundwater monitoring, and other operational and maintenance costs to be incurred after the site discontinues accepting waste. We prepare site-specific closure and post-closure engineering cost estimates annually for landfills owned and/or operated by us for which we are responsible for closure and post-closure.

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

We calculate the net present value of the closure and post-closure commitment assuming inflation of 2.5% and a long-term risk-free capital rate of 7.0%. We accrete discounted amounts previously recorded to reflect the effects of the passage of time. At December 31, 2000, we estimated total future payments for closure and post-closure to be $3.2 billion. The present value of such estimate was $1.2 billion. At September 30, 2001 and December 31, 2000, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $629.4 million and $601.4 million, respectively. The accruals reflect a portfolio of landfills with estimated remaining lives, based on current waste flows that range from one to over 150 years and an estimated average remaining life of approximately 40 years.

Results of Operations

Three and Nine Months Ended September 30, 2001 and 2000

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated.

                                                            Three Months Ended                      Nine Months Ended
                                                               September 30,                          September 30,
                                                    ------------------------------------     ---------------------------------
                                                         2001                2000                2001               2000
                                                    ----------------    ----------------     --------------    ---------------
Statement of Operations Data:
Revenues..........................................          100.0%              100.0%           100.0%             100.0%
Cost of operations................................           57.0                56.6             57.1               57.8
Selling, general and administrative expenses......            7.8                 7.3              7.5                7.4
Depreciation and amortization.....................            8.4                 7.9              8.3                7.9
Goodwill amortization.............................            4.0                 3.8              4.1                3.8
Acquisition related and unusual costs.............            0.9                 1.5              0.5                1.9
Non-cash loss on asset sale.......................             --                 1.8              2.6                0.6
                                                    ----------------    ----------------     --------------    ---------------
  Operating income................................           21.9                21.1             19.9               20.6
Equity in earnings of unconsolidated affiliates...             --                (0.7)            (0.3)              (0.9)
Interest expense, net.............................           14.9                14.9             15.3               15.2
                                                    ----------------    ----------------     --------------    ---------------
  Income before income taxes......................            7.0                 6.9              4.9                6.3
Income tax expense................................            5.7                 4.9              3.3                3.9
Minority interest.................................             --                 0.1              0.1                0.1
                                                    -----------------    ----------------     --------------    ---------------
  Income before extraordinary loss, net of
   income tax benefit.............................            1.3                 1.9              1.5                2.3
Extraordinary loss, net of income tax benefit.....             --                 0.4              0.2                0.3
                                                    ----------------    ----------------     --------------    ---------------
  Net income .....................................            1.3                 1.5              1.3                2.0
Dividends on preferred stock......................            1.3                 1.2              1.3                1.2
                                                    ----------------    ----------------     --------------    ---------------
  Net income available to common stockholders.....             --%                0.3%              --%               0.8%
                                                    ================    ================     ==============    ===============

Results of operations for the three and nine months ended September 30, 2001 reflect the impact of several significant economic factors in our business environment. A year over year continued decline in commodity prices, net divestiture activity and the worsening economic slowdown have combined to result in a decrease in revenues, and a slight decrease in margins when comparing equivalent periods from 2001 to 2000. The slowing economy has resulted in competitively driven volume turnovers which directly effects our pricing initiatives and margins. These factors have been partially offset by a decrease in interest expense as a result of the continued reduction of our debt balance.

Included in our net divestiture activity is the sale of American Ref-Fuel operations on April 30, 2001. American Ref-Fuel Company LLC, a joint venture of Duke Energy North America and United American Energy Corporation, acquired our 100% ownership interest in the Ref-Fuel Chester, Pennsylvania facility; our 50% interest in the Rochester, Massachusetts facility; and our 51% interest in Ref-Fuel's marketing company. The ownership structure of the four remaining Ref-Fuel facilities located in New York, New Jersey, and Connecticut was modified to give American Ref-Fuel Company LLC operational control of those entities. In 2000, these operations generated approximate annual revenues, operating income and equity earnings of $70 million, $15 million, and $50 million, respectively.

Revenues. For the three and nine months ended September 30, 2001, revenues were $1.41 billion and $4.18 billion compared to $1.47 billion and $4.31 billion for the same periods in 2000, a decrease of 4.2% and 3.1%, respectively. Commodity revenues decreased by $32.1 million and $132.8 million for the three and nine month periods driven by declines in recycling volumes and commodity prices. Additionally, strategic divestitures resulted in net divested revenues of $34.8 million and $63.5 million for the three and nine month periods, respectively, approximately half of which resulted from the divestiture of the American Ref-Fuel operations.

Third quarter 2001 core business revenues were flat when compared with third quarter 2000, with pricing increases generated by pricing initiatives during the last twelve months offset by almost equal volume decreases. Because of the deterioration in the economy, we are experiencing an increase in customer turnover and a change in service levels in the areas that are most competitive, such as landfill and roll-off businesses. Although these changes are reflected in our internal growth analysis as a decrease in volume dollars, they directly impact our pricing, as we replace this work at lower prices. Third party landfill and roll-off volumes were more significantly impacted by the slowing economy, while residential and commercial business has been resilient. Core business revenue growth was $42.8 million for the nine months ended September 30, 2001 from the prior year.

Cost of Operations. For the three months ended September 30, 2001, cost of operations was $805.7 million compared to $834.1 million for the same period in 2000, a decrease of 3.4%. The decrease in cost of operations was primarily due to the decrease in revenues, most significantly by the decrease in cost of recycling sales of $15.8 million as a result of the decline in commodity price and volume. As a percent of revenues, cost of operations increased from 56.6% in 2000 to 57.0% in 2001. The increase as a percentage of revenues is due to the impact of increased pricing pressures discussed above, partially offset by stable landfill internalization. For the third quarter 2001 landfill internalization remained at 67% despite decreases in volume.

For the nine months ended September 30, 2001, cost of operations was $2.39 billion compared to $2.49 billion for the same period in 2000, a decrease of 4.4%. The decrease in cost of operations was primarily attributable to the decrease in revenues. For the nine months ended September 30, 2001, cost of operations as percent of revenues decreased from 57.8% to 57.1% compared to the same period in 2000. The decrease as a percentage of revenues is a result of improvement in our landfill internalization from 63% to 67% from the nine months ended September 30, 2000 to the same period in 2001 and the divestiture of operations which generated lower margins.

Selling, General and Administrative Expenses. For the three and nine months ended September 30, 2001, selling, general and administrative expenses was $110.0 million and $312.7 million compared to $107.1 million and $317.9 million for the same periods in 2000, for an increase of 2.7% and a decrease of 1.7%, respectively. Third quarter 2001 selling, general and administrative expenses was 7.8% of revenues compared to 7.3% for third quarter 2000. The increase is primarily attributable to the continued build out of our support structure as well as increases in our bad debt provision as a result of economic conditions. Year to date for the comparative nine month periods, selling, general and administrative expenses have remained constant as a percent of revenues.

Depreciation and Amortization. Depreciation and amortization increased by 2.0% and 1.3% for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. As a percentage of revenues, depreciation and amortization expense increased to 8.4% from 7.9% and to 8.3% from 7.9% for the three and nine months ended September 30, 2001, respectively, compared to 2000. The increase in depreciation and amortization is a result of an increase in landfill amortization in 2001 compared to 2000 due to increased volume, partially offset by a decrease in depreciation expense due to net divestiture activity.

Goodwill Amortization. Goodwill amortization in 2001 was $56.7 million and $169.7 million compared to $56.2 million and $164.9 million in 2000 for the three and nine months ended September 30, respectively. As a percentage of revenues, goodwill amortization expense increased to 4.0% from 3.8% and to 4.1% from 3.8% for the three and nine months ended September 30, 2001, respectively, compared to 2000. The increase in goodwill amortization is due to additional goodwill from acquisitions completed subsequent to October 1, 2000.

Acquisition Related and Unusual Costs. Acquisition related and unusual costs was $11.8 million and $24.5 million compared to $22.5 million and $79.4 million for the three and nine months ended September 30, 2001 and 2000 respectively. The costs in 2001 relate primarily to billing systems conversions associated with the BFI acquisition. These costs in 2000 were comprised of transition costs related to information systems conversions, transitional employees, and duplicative facilities and operations, resulting from the acquisition of BFI and acquisitions completed during 2000. These non-recurring costs are decreasing as transition efforts are expected to be substantially completed in 2001.

Non-Cash Loss on Asset Sale. As part of our ongoing review of the operations and the self-funding market development program, we sold certain non-integrated operations during February 2001 in the Northeast region for approximately $53 million and reflected a non-cash loss of approximately $107 million ($65 million, net of income tax benefit) in the reported results for the first quarter of 2001. The proceeds were used to repay debt, and subsequently redeployed as a part of our self-funding market development program to purchase assets in other markets that improve our market density and internalization. A non-cash loss of approximately $26.1 million was recorded during the three months ended September 30, 2000 resulting from a loss on the divestiture of an operation.

Equity in Earnings of Unconsolidated Subsidiaries. The change in equity in earnings of unconsolidated subsidiaries for the three and nine months ended September 30, 2001 compared to the same periods in 2000 is attributable to the American Ref-Fuel transaction discussed above.

Interest Expense, net. Interest expense, net of interest income was $211.1 million and $220.4 million for the three months ended September 30, 2001 and 2000, respectively, a decrease of 4.2%. Interest expense, net of interest income was $641.7 million and $654.2 million for the nine months ended September 30, 2001 and 2000, respectively, a decrease of 1.9%. The decrease is primarily a result of reductions in the overall debt balance since September 30, 2000 of $366.8 million, offset by a slight increase in the effective interest rate from 8.8% to 8.9% at September 30, 2001 compared to September 30, 2000. The increase in the effective rate is primarily driven by rates achieved on interest rate swaps to maintain a desired ratio of fixed to floating rate debt. As of September 30, 2001, our fixed rate debt represented 83.7% of our total debt outstanding.

Income Taxes. Income taxes reflect an effective tax rate of 81.5% for third quarter 2001 and 71.6% for third 2000. Income taxes reflect an effective tax rate of 69.2% for the nine months ended September 30, 2001 and 62.4% for the same period in 2000. The effective income tax rate in 2001 deviates from the federal statutory rate of 35% primarily due to the non-deductibility of the amortization expense related to goodwill recorded in connection with the acquisition of BFI and state taxes.

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

During 2000, we repaid the asset sale term loan and tranche D term loan facilities prior to the maturity date. In connection with these repayments, we recognized non-cash extraordinary charges for the early extinguishment of the debt of approximately $21.9 million ($13.3 million, net of income tax benefit) related to the write-off of deferred debt issuance costs.

Dividends on Preferred Stock. Non-cash dividends on Preferred Stock were $18.5 million and $54.2 million in 2001 compared to $17.3 million and $50.8 million in 2000 for the three and nine months ended September 30, respectively. The non-cash dividends reflect the 6.5% dividend on the Preferred Stock issued on July 30, 1999 in connection with the financing of the acquisition of BFI. Dividends were not paid in cash and the liquidation preference of the Preferred Stock increased by the dividends accrued, but unpaid.


Liquidity and Capital Resources

Our liquidity needs derived from operations are met with operating cash flow and when non-operating liquidity needs arise they are met, if not from remaining operating cash flow, with borrowings under our revolving credit facility. Cash provided by operations for the nine months ended September 30, 2001 of $591.6 million, is net of $105.4 million spent on non-recurring acquisition related accruals and transition costs. Cash provided by operations exceeded capital expenditure requirements of $419.3 million (net of capitalized interest of $35.9 million) by $136.4 million. Proceeds of $359.9 million from divestitures of solid waste businesses and the American Ref-Fuel transaction described above provided liquidity for market development acquisitions of $230.7 million. During the nine months ended September 30, 2001, we were able to repay $307.9 million of our debt using the excess cash provided by both operating and non-operating sources. During the year ending December 31, 2001 we expect to generate excess cash provided by both operating and non-operating sources that will allow us to repay between $350 million and $450 million of our debt.

We have historically operated with a working capital deficit and we expect that we will continue to operate with a working capital deficit. The working capital deficit is generally caused by the current portion of non-recurring acquisition related obligations, $142.3 million as of September 30, 2001. In addition, we regularly use excess available cash from operating and non-operating activities to pay amounts owed on our revolving line of credit, which is classified as long term. Non-recurring acquisition related obligations are primarily related to the BFI acquisition and are expected to decrease over subsequent years.

During the nine months ended September 30, 2001 we generated adjusted free cash flows of $252.9 million, that was used to pay down debt. Adjusted free cash flows is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted for acquisition related and unusual costs, plus other non cash items, less cash interest, cash taxes, closure, post closure and environmental expenditures, capital expenditures (other than acquisitions) and changes in working capital. Free cash flows and EBITDA are not measures of operating income, operating performance or liquidity under GAAP. During the year ending December 31, 2001, we expect to generate adjusted free cash flows of approximately $400 million. We expect 2001 adjusted free cash flow to be derived from the following components (all amounts are approximate anticipated ranges):

o Adjusted earnings before interest, taxes, depreciation and amortization from $1.930 billion to $1.940 billion,
o Other non-cash items, including provision for closure, post-closure and provision for doubtful accounts from $75 million to $90 million,
o    Cash interest of approximately $860 million,
o    Cash taxes of less than $100 million,
o Closure, post-closure and environmental expenditures of approximately $110 million,
o    Capital expenditures of approximately $510 million.

Additional cash flow related items that we expect in 2001 include debt reduction from the American Ref-Fuel transaction of $300 million, non-recurring payments against acquisition accruals from $125 million to $175 million, and cash taxes and payments related to acquisitions and divestitures in prior years of $100 million.

As of September 30, 2001, we had cash and cash equivalents of $100.3 million. Our debt structure consisted primarily of $3.9 billion outstanding under the 1999 Credit Facility, $2 billion of the 1999 Notes, $2.3 billion of Senior Notes, and $1.1 billion of debt assumed in connection with the BFI acquisition. As of September 30, 2001 there was aggregate availability under the revolving credit facility of the 1999 Credit Facility of approximately $736 million to be used for working capital, letters of credit, acquisitions and other general corporate purposes. The 1999 Credit Agreement and the indentures relating to the 1999 Notes and the Senior Notes contain financial and operating covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. A substantial portion of our available cash will be required to service this indebtedness. For fiscal 2001, our required debt service is expected to consist of approximately $10 million in principal repayments and approximately $860 million in interest payments. These amounts may vary depending upon changes in interest rates. The current portion of long-term debt includes approximately $126 million of principal payments due in September 2002.

We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations. We satisfy these financial assurance requirements by issuing surety bonds, letters of credit, insurance policies or trust deposits as they relate to landfill closure and post-closure costs. At September 30, 2001, we had outstanding approximately $1.6 billion in financial assurance instruments, represented by $1,094 million of insurance policies, $406 million of surety bonds, $49 million of trust deposits and $56 million of letters of credit. We expect no material increase during 2001 in financial assurance instruments relating to our landfill operations, although at times the composition of the instruments may change.

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

Our ability to meet future capital expenditure and working capital requirements, to make scheduled payments of principal, to pay interest, or to refinance our indebtedness, and to fund capital amounts required for the expansion of the existing business depends on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations, that future financings will be available to us in amounts sufficient to enable us to service our indebtedness or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms, if at all. Further, depending on the timing, amount and structure of any possible future acquisitions and the availability of funds under the 1999 Credit Facility, we may need to raise additional capital. We may raise such funds through additional bank financings or public or private offerings of our debt and equity securities. There can be no assurance that we will be able to secure such funding, if necessary, on favorable terms, if at all. If we are not successful in securing such funding, our ability to pursue our business strategy may be impaired and results of operations for future periods may be negatively affected. (See Note 3 to Allied's Consolidated Financial Statements).

Significant Financing Events

On January 30, 2001, we issued $600 million of 8.875% senior notes, due 2008, in a private placement under Rule 144A of the Securities Act of 1933. In August 2001, these notes were exchanged for substantially identical notes registered under the Securities Act of 1933. In August 2001, these notes were exchanged for substantially identical notes registered under the Securities Act of 1933. We used the net proceeds of $589.5 million from the sale of these notes to ratably repay portions of tranches A, B and C of the term loans under the 1999 Credit Facility. Coincident with the offering we amended our credit facilities to change certain financial covenants to provide us with greater flexibility and to reduce the total revolving line by $200 million, from $1.5 billion to $1.3 billion. This reduction in the revolver was effective as of June 29, 2001. We will continue to consider similar transactions.

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

SFAS No. 142, among other things, eliminates the amortization of goodwill and instead requires an annual assessment of goodwill impairment by applying a fair value based test. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill balances. SFAS No. 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized. The effective date for SFAS No. 142 is fiscal years beginning after December 15, 2001. During the nine months ended September 30, 2001 and 2000, the Company recorded goodwill amortization of $169.7 million and $164.9 million, respectively. Management is currently evaluating the impact of this statement on our results of operations and financial position. Any adjustments as a result of the initial implementation of SFAS No. 142 will be recorded as cumulative effect of change in accounting principle effective January 1, 2002. Net unamortized goodwill at September 30, 2001 is approximately $8.6 billion, of which approximately $6.9 billion is not amortized for income tax purposes. Following is the calculation of our estimated diluted earnings per share for the nine and three months ended September 30, 2001 and 2000 without the impact of goodwill amortization (in thousands, unaudited):

                                                       Nine Months Ended                    Three Months Ended
                                                          September 30,                        September 30,
                                                 -------------------------------     ---------------------------------
                                                     2001             2000               2001               2000
                                                 -------------    --------------     --------------    ---------------
Income before income taxes
  (including minority interest).............     $    202,778     $    269,482       $     99,038      $    101,187
Add:  goodwill amortization.................          169,744          164,894             56,717            56,236
                                                 -------------    --------------     --------------    ---------------
Income before goodwill amortization.........          372,522          434,376            155,755           157,423
Less:  income tax provision.................         (137,052)        (182,590)           (66,881)          (77,829)
                                                 -------------    --------------     --------------    ---------------
                                                 $    235,470     $    251,786       $     88,874      $     79,594
                                                 =============    ==============     ==============    ===============
Weighted average common and
  common equivalent shares..................          257,405          249,126            258,981           250,978
                                                 =============    ==============     ==============    ===============
Diluted EPS, without goodwill
  amortization..............................     $       0.91     $       1.01       $       0.34      $       0.32
                                                 =============    ==============     ==============    ===============

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is required to be adopted by January 1, 2003. SFAS No. 143 establishes standards for accounting for an obligation associated with the retirement of a long-lived tangible asset. We are currently assessing the impact of this statement on our results of operations and financial position.

In August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued by the FASB. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 144 provides a single accounting model for impairment of long-lived assets held for use and for long-lived assets that are to be disposed of by sale (including discontinued operations). SFAS No. 144 also removes goodwill from its scope. We are required to adopt SFAS No. 144 by January 1, 2002 and are currently assessing the impact, if any, that this statement will have on our consolidated financial position or results of operations.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See Note 6 "Long-term Debt" to the Consolidated Financial Statements for the year ended December 31, 2000 in our Annual Report on Form 10-K.

                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

     The Environmental Protection Agency (the "EPA") notified us of violations of the Clean Air Act relating to the crushing of appliances that contained chlorofluorocarbons. In addition to an order that prohibited us from further violations, the EPA proposed a fine of $2.15 million, some of which the EPA will allow us to offset with the costs incurred to implement supplemental environmental projects.

Item 2. Changes in Securities and Use of Proceeds

    None.

Item 3. Defaults upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits --

*   10.1   Amendment to the Credit Facility dated as of January 25, 2001.
*   10.2   Consulting Agreement between Allied and with Larry D. Henk dated
           November 1, 2001.

(b) Reports on Form 8-K during the Quarter Ended September 30, 2001 --

August 6, 2001     Our  current   report  on  Form  8-K  reports  the  financial
                   results for the second  quarter of 2001.

August 7, 2001     Our  current  report on  Form  8-K/A   reports  the  amended
                   financial  results for the second quarter.

August 23, 2001    Our current report on Form 8-K reports the historical audited financial statements of our wholly-owned subsidiary Browning-
                   Ferris Industries, Inc.

September 10, 2001 Our  current report on Form 8-K  reports  the outlook for the third quarter and full year 2001.



*       Filed herewith

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          ALLIED WASTE INDUSTRIES, INC.

                             By:            /s/ THOMAS W. RYAN
                                ---------------------------------------------
                                              Thomas W. Ryan
                            Executive Vice President and Chief Financial Officer
                                        (Principal Financial Officer)


                              By:             /s/ JAMES GRAY
                                 --------------------------------------------
                                                James Gray
                                      Vice President, Controller and
                                         Chief Accounting Officer




Date: November 14, 2001