Form 10-K
period 2001-12-31
ALLIED WASTE INDUSTRIES INC
filed 2002-03-22
CIK 848865

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____ to ____
Commission File Number 0-19285

ALLIED WASTE INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0228636
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

15880 North Greenway-Hayden Loop, Suite 100
Scottsdale, Arizona	85260
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (480) 627-2700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.01 par value Preferred Stock Purchase Rights	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange

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
Yes   X         No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant was $2,665,389,138 as of March 18, 2002.

         The number of shares of the registrant’s common stock, $.01 par value, outstanding at March 18, 2002 was 197,144,167.

         The registrant’s proxy statement is to be filed in connection with the registrant’s 2002 annual meeting of stockholders, portions of which are incorporated by reference into Part III of this report.

PART I

Item 1. Business

Allied Waste Industries, Inc. (“Allied” or “we”), a Delaware corporation, is the second largest, non-hazardous solid waste management company in the United States. We operate as a vertically integrated company providing collection, transfer, recycling and disposal services for approximately 10 million residential, commercial and industrial customers. We serve customers through a network of 355 collection companies, 181 transfer stations, 167 active landfills and 65 recycling facilities within 39 states.

As of December 31, 2001 operations were organized into two areas: East and West. The areas were further divided into the following eight regions: Atlantic, Central, Great Lakes, Midwest, Northeast, Southeast, Southwest and West. Consistent with the vertical integration model, each region is organized into several operating districts and each district contains a group of specific site operations. Each of our regions, and substantially all of our districts include collection, transfer, recycling and disposal services, which facilitates efficient and cost effective waste handling and allows the regions and districts to maximize the efficiencies from the internalization of waste.

We are expanding our existing infrastructure in 2002 by increasing the number of areas, regions and districts. There will be four areas, Eastern, Southern, Central and Western by which we will primarily manage our business. The areas will be further divided into twelve regions: Atlantic, Capitol, Great Lakes, Midsouth, Midwest, Mountain, North Central, Northeast, Northwest, Pacific, Southeast and Southwest. The number of districts reporting to the regions will increase from 46 to 58. This expansion is being implemented to provide our field operators better flexibility to manage profitability by reducing the amount of revenue and geographic area each is responsible for managing.

We reported revenues of approximately $5.6 billion and approximately $5.7 billion for the years ended December 31, 2001 and 2000, respectively.

Industry Trends

We estimate that annual revenues of the non-hazardous solid waste industry in the United States are approximately $40 billion. The non-hazardous solid waste industry has traditionally been very fragmented, particularly in the collection segment of the business. Publicly traded companies, municipalities and privately held companies, generate approximately 48%, 24% and 28% of the industry’s revenue, respectively.

In the past several years, the non-hazardous solid waste industry has undergone significant consolidation due to certain funding requirements brought about by regulatory changes enacted throughout the 1990’s. Subtitle D of the Resource Conservation and Recovery Act of 1976 (“Subtitle D”), as well as more stringent financial assurance requirements imposed by various state and local governments, significantly increased the amount of capital required for solid waste management operations. Regulatory compliance is a significant factor in areas that effect, for example, workplace safety, vehicle operating and maintenance standards, and the labor environment. As a result, many smaller companies that lacked the requisite capital chose to cease operations or sell their operations to more strongly capitalized companies.

We believe the cycle of industry consolidation in the United States is substantially complete, and we also believe that most major solid waste companies will acquire and sell assets to improve their competitive positions within the markets they serve. Presently, the three largest companies in the United States represent a substantial majority of the revenues of the publicly traded companies. The industry is displaying a greater focus on maximization of cash flow and internal growth through initiatives that increase returns on investment. Generally, revenue growth within the industry has been a function of overall economic and population growth. Industry growth has also been impacted by changes in state and federal regulations, supply of and demand for disposal capacity, and consumer awareness of environmental matters. While the companies within the industry provide essential services, their revenue growth has been, and will continue to be, impacted by changes in general economic and industry specific trends.

Business Strategy

The major components of our business strategy are intended to maximize operating cash flows to enable us to continue to pay down debt. These components are: (1) operating vertically integrated non-hazardous solid waste service businesses with a high rate of waste internalization (which is the process of transferring and disposing of waste we collect at our own landfills); (2) managing these businesses locally with a strong operations focus on customer service; (3) maintaining or improving our market position through internal development and incremental acquisitions; and (4) maintaining the financial capacity, management capabilities and administrative systems and controls to support on-going operations and future growth.

Vertical Integration and Internalization. The vertical integration business strategy has been and continues to be the key element of our operating philosophy. The fundamental objective of the vertical integration business model is to control the waste stream from the point of collection through disposal, thereby achieving a high rate of waste internalization. We have built through market specific acquisitions, vertically integrated operations typically consisting of collection companies, transfer stations, recycling facilities and landfills. Within our markets, we seek to strengthen our competitive position and improve our financial returns by acquiring and selling operating assets. We believe that we can realize competitive advantages by continuously implementing this strategy across existing and selected new markets in the United States. Our internalization rate, as measured by collection volumes, was approximately 67% at the end of 2001 compared to 65% at the end of 2000.

Focus on Operations. Decentralized operations and local management characterize our operations-oriented business strategy. We focus our recruiting efforts on operating managers with extensive industry experience, usually with significant experience in their geographic markets. Our senior operating management average over 20 years of industry experience. By continuing to hire and retain experienced, local market-oriented managers, we believe that we are well positioned to react to customer needs and changes in our markets and are able to capitalize on growth opportunities.

Achieving a Sustainable Long-Term Growth Rate. Our focus is on achieving a sustainable rate of long-term growth and efficiently operating the assets we have accumulated since the early 1990’s. We anticipate future revenue growth will slow to a rate reflecting growth in the economy and inflation. We intend to increase revenues by increasing volumes collected and disposed and by increasing the rates we charge for the services we provide. We intend to supplement this internal growth with tuck-in acquisitions of privately owned solid waste operations, offset by the sale of operations that do not fit our business model. We also intend to be opportunistic when government entities privatize the operation of all or part of their solid waste systems. In addition, we seek to achieve broad domestic geographic diversification in our operations and market development activities.

Maintaining Capacity for Future Growth. We seek to implement our business strategy by maintaining effective internal controls, experienced management and sufficient financial capacity. We expect operating cash flows to fund our debt service, working capital and capital expenditure requirements, with our revolving line of credit capacity sufficient to handle seasonal and other peak spending requirements.

Operations

Our revenue mix for 2001 was approximately 62.4% collection, 31.3% disposal (including transfer), 3.4% recycling and 2.9% other.

Collection. Collection operations involve collecting and transporting non-hazardous waste from the point of generation to the transfer station or the site of disposal. Depending on the customer being served, we generally provide solid waste collection under the following two service lines.

Commercial. We provide containerized non-hazardous solid waste disposal services to a wide variety of commercial and industrial customers. Commercial revenue represents approximately 72% of our collection revenue. We provide customers with containers that are designed to be lifted mechanically and either emptied into a collection vehicle’s compaction hopper or, in the case of roll-off containers, to be loaded onto the collection vehicle. Our commercial containers generally range in size from one to eight cubic yards and our roll-off containers generally range in size from 20 to 40 cubic yards. Contracts for roll-off containers may provide for temporary (such as the removal of waste from a construction site) or ongoing services. Fees relating to those contracts are generally a function of general competitive and prevailing local economic conditions, as well as considerations such as collection frequency, type of equipment furnished, distance traveled to the disposal site, the cost of disposal and the type and volume or weight of the waste collected.

Residential. We perform residential collection services under individual monthly subscriptions directly to households or under contracts with municipal governments that give us exclusive rights to service all or a portion of the homes in the municipalities at established rates. We seek to obtain municipal contracts that enhance the efficiency and profitability of our operations as a result of the density of collection customers within a given area. Residential revenue represents approximately 28% of our collection revenue, half of which is subscription revenue and half of which is municipal revenue. At the end of the term of most municipal contracts, we will attempt to renegotiate the contract, and if unable to do so, will generally re-bid the contract on a sealed bid basis. We also make residential collection service arrangements directly with households. We seek to enter into residential service arrangements where the route density is high, thereby creating additional economic benefit. We set collection fees based on general competitive and prevailing local economic conditions and other considerations such as collection frequency, the type and volume or weight of the waste collected, the distance to the disposal facility, and cost of disposal. Residential collection fees are either paid by the municipalities out of tax revenues or service charges or are paid directly by the residents who receive the service.

Transfer Stations. A transfer station is a facility where solid waste is received from third-party and company owned collection vehicles and then transferred to and compacted in large, specially constructed trailers for transportation to disposal facilities. This consolidation reduces costs by increasing the density of the waste being transported through compaction and by improving utilization of collection personnel and equipment. We generally base fees upon such factors as the type and volume or weight of the waste transferred, the transport distance to the disposal facility and the cost of disposal. We believe that as increased regulations and public pressure restrict the development of landfills in urban and suburban areas, transfer stations will increasingly be used as an efficient means to transport waste over longer distances to available landfills.

Landfills. Non-hazardous solid waste landfills are the primary method of disposal of solid waste in the United States. Currently, a landfill must be designed, permitted, operated and closed in compliance with comprehensive federal, state and local regulations promulgated under Subtitle D. Operating procedures include excavation, spreading and compacting of waste, and covering of waste with earth or other inert material. Disposal fees and the cost of transferring solid waste to the disposal facility place an economic restriction on the geographic scope of landfill operations in a particular market. Access to a disposal facility, such as a landfill, is necessary for all solid waste management companies. While access to disposal facilities owned or operated by unaffiliated parties can generally be obtained, we prefer, in keeping with our business strategy, to own or operate our own disposal facilities. This strategy ensures access and allows us to internalize disposal fees.

Recycling. We perform certain recycling services. Services include curbside collection of recyclable materials for residential customers, commercial and industrial collection of recyclable materials, and, to a lesser extent, material recovery/waste reduction. We generally charge recycling fees based on the service sought by the customer. The customer pays for the cost of removing, sorting and transferring of recyclable materials downstream in the recycle process. In most cases, we receive mixed waste materials at a materials recovery facility, which is often integrated into, or contiguous to, a transfer operation. At the facility, we sort, separate, accumulate, bind or place in a container and ready for transportation materials such as paper, cardboard, plastic, aluminum and other metals. Cardboard and paper represented 80% of our processed recyclable product in 2001. The purchaser of the recyclables generally pays for the sorted materials based on fluctuating spot-market prices. We dispose of material, for which there is no market or for which the market price is insufficient to warrant processing, at a landfill or other disposal facility. We seek to mitigate exposure to fluctuating commodity prices by passing through substantially all of the profit or loss from the sale of recyclables to customers when it is possible. We also engage in organic materials recycling and/or disposal.

Organization, Marketing and Sales

Our management philosophy utilizes a decentralized operating model, with centralized management and financial controls. We believe that this model allows us to maximize the opportunities in each market that we operate and has largely contributed to our ability to operate the business efficiently, while maintaining adequate controls over our operations.

We implement this philosophy through a corporate, area, regional and district infrastructure.

Corporate and area management establish long term strategic plans, outline business and financial goals, implement policies and procedures and evaluate their effectiveness to provide for uniform controls throughout the organization. Regional management develops tactical plans and implements and monitors compliance with policies and procedures to achieve the strategic goals and objectives. District management is responsible for operational execution in accordance with strategic plans and compliance with policies and procedures.

The area vice presidents and area controllers are located in region offices and utilize corporate and regional personnel for support staff.

A region vice president manages each region supported by a staff, including a controller. All region vice presidents and most controllers have significant industry experience (in the case of region vice presidents, an average of 25 years of experience). Region offices are typically located in a district’s facility in order to reduce overhead costs and to promote a close working relationship between the region management and district personnel.

All region managers and most district managers have responsibility for all phases of the vertical integration model including collection, transfer, recycling and disposal. Region management also has responsibility for increasing region revenues through internal development initiatives and acquisitions. In addition to base salary, we compensate region and district management through a bonus program and stock incentive plans. Compensation pursuant to the bonus and stock incentive plans is largely contingent upon meeting or exceeding various goals in the manager’s geographic area of responsibility, as well as the achievement of overall company goals.

The districts consist of a collection of stand-alone companies usually operating as a vertically integrated operation within a common marketplace. These districts range in size from approximately $27 million in revenue to approximately $366 million in revenue. Each district reports to a regional office. Each regional office has approximately 6 districts under its management.

In addition to a district manager and controller, each district has staff responsible for sales and marketing. Our policy is to periodically visit each commercial account to ensure customer satisfaction and to sell additional services. In addition to calling on existing customers, each salesperson calls upon potential customers within a defined area in each market.

We also have municipal marketing coordinators in most service areas, who are responsible for communicating with each municipality or community to which we provide residential service to ensure customer satisfaction. Additionally, the municipal coordinators organize and handle bids for renewal and new municipal contracts in their service area.

Competition

The non-hazardous waste collection and disposal industry is highly competitive. We compete with large companies and municipalities, some of which may have greater financial and operations resources. We also compete with the use of alternatives to landfill disposal (in some cases because of state requirements to reduce landfill disposal). The non-hazardous waste collection and disposal industry is led by three large national waste management companies: Allied, Waste Management, Inc., and Republic Services, Inc. It also includes numerous regional and local companies. Many counties and municipalities that operate their own waste collection and disposal facilities have the benefits of tax-exempt financing and may control the disposal of waste collected within their jurisdictions.

We also encounter competition due to the use of alternatives to landfill disposal, such as recycling and incineration. Further, most of the states in which we operate landfills have adopted plans or requirements that require the adoption of comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting and recycling or other programs. State and local governments sometimes mandate waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard wastes, at landfills. Such mandates may reduce the volume of waste going to landfills in certain areas. If this occurs, we cannot assure you that we will be able to operate our landfills at their optimal level of utilization or charge optimal prices for landfill disposal services due to the decrease in demand for services. We also encounter competition in our acquisition of landfills and collection operations. This competition is due to our competitors’ interest in acquiring solid waste assets.

Environmental and Other Regulations

We are subject to extensive and evolving environmental laws and regulations. The Environmental Protection Agency, (the “EPA”) and various other federal, state and local environmental, zoning, health and safety agencies administer the regulations. Many of these agencies periodically examine our operations to monitor compliance with such laws and regulations. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil or criminal penalties in case of violations. We believe that regulation of the waste industry will continue to evolve and we will adapt to such future regulatory requirements to ensure compliance.

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

Our operations are subject to extensive regulation, principally under the following federal statutes:

The Resource Conservation and Recovery Act of 1976 (“RCRA”), as amended. RCRA regulates the handling, transportation and disposal of hazardous and non-hazardous wastes and delegates authority to states to develop programs to ensure the safe disposal of solid wastes. On October 9, 1991, the EPA promulgated Solid Waste Disposal Facility Criteria for non-hazardous solid waste landfills under Subtitle D. Subtitle D includes location standards, facility design and operating criteria, closure and post-closure requirements, financial assurance standards and groundwater monitoring as well as corrective action standards, many of which had not commonly been in place or enforced previously at landfills. Subtitle D applies to all solid waste landfill cells that received waste after October 9, 1991, and, with limited exceptions, required all landfills to meet these requirements by October 9, 1993. Subtitle D required landfills that were not in compliance with the requirements of Subtitle D on the applicable date of implementation, which varied state by state, to close. In addition, landfills that stopped receiving waste before October 9, 1993 were not required to comply with the final cover provisions of Subtitle D. Each state must comply with Subtitle D and was required to submit a permit program designed to implement Subtitle D to the EPA for approval by April 9, 1993. All states except Maine and Washington have EPA approved programs which implemented the minimum requirements of Subtitle D.

The Federal Water Pollution Control Act of 1972 as amended (the “Clean Water Act”). This act establishes rules regulating the discharge of pollutants into streams and other waters of the United States (as defined in the Clean Water Act) from a variety of sources, including solid waste disposal sites. If runoff from our landfills or transfer stations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. The EPA has expanded the permit program to include storm water discharges from landfills that receive, or in the past received, industrial waste. In addition, if development may alter or affect “wetlands,” we may have to obtain a permit and undertake certain mitigation measures before development may begin. This requirement is likely to affect the construction or expansion of many solid waste disposal sites, including some we own or are developing.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended (“CERCLA). CERCLA addresses problems created by the release or threatened release of hazardous substances (as defined in CERCLA) into the environment. CERCLA’s primary mechanism for achieving remediation of such problems is to impose strict, joint and several liability for cleanup of disposal sites on current owners and operators of the site, former site owners and operators at the time of disposal, and parties who arranged for disposal at the facility (i.e. generators of the waste and transporters who select the disposal site). The costs of a CERCLA cleanup can be substantial. Liability under CERCLA is not dependent on the existence or disposal of “hazardous wastes” (as defined under RCRA), but can also be founded on the existence of even minute amounts of the more than 700 “hazardous substances” listed by the EPA.

The Clean Air Act of 1970 as amended (the “Clean Air Act”). The Clean Air Act provides for increased federal, state and local regulation of the emission of air pollutants. The EPA has applied the Clean Air Act to landfills. In March 1996, the EPA adopted New Source Performance Standard and Emission Guidelines (the “Emission Guidelines”) for municipal solid waste landfills. These regulations impose limits on air emissions from solid waste landfills. The Emission Guidelines propose two sets of emissions standards, one of which is applicable to all solid waste landfills for which construction, reconstruction or modification was commenced before May 30, 1991. The other applies to all municipal solid waste landfills for which construction, reconstruction or modification was commenced on or after May 30, 1991. The Emission Guidelines may be implemented by the states after the EPA approves the individual state’s program. These guidelines, combined with the new permitting programs established under the recent Clean Air Act amendments, will likely subject solid waste landfills to significant new permitting requirements and, in some instances, require installation of methane gas recovery systems to reduce emissions to allowable limits.

The Occupational Safety and Health Act of 1970 as amended (“OSHA”). OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various record keeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards, safety in excavation and demolition work, and the handling of asbestos, may apply to our operations.

Future Federal Legislation. In the future, our collection, transfer and landfill operations may also be affected by legislation that may be proposed in the United States Congress that would authorize the states to enact laws governing interstate shipments of waste. Such proposed federal legislation may allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states, under certain circumstances, to reduce the amounts of waste exported to other states. If this or similar legislation is enacted, states in which we operate landfills could act to limit or prohibit the importation of out-of-state waste. Such state actions could adversely affect landfills within these states that receive a significant portion of waste originating from out-of-state. Our collection, transfer and landfill operations may also be affected by “flow control” legislation, which may be proposed in the United States Congress. This proposed federal legislation may allow states and local governments to direct waste generated within their jurisdiction to a specific facility for disposal or processing. If this or similar legislation is enacted, state or local governments with jurisdiction over our landfills could act to limit or prohibit disposal or processing of waste in our landfills.

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

Our collection and landfill operations may be affected by the current trend toward laws requiring the development of waste reduction and recycling programs. For example, a number of states have recently enacted laws that will require counties to adopt comprehensive plans within the next few years to reduce, through waste planning, composting and recycling or other programs, the volume of solid waste deposited in landfills. A number of states have also taken or propose to take steps to ban or otherwise limit the disposal of certain wastes, such as yard wastes, beverage containers, newspapers, unshredded tires, lead-acid batteries and household appliances into landfills.

We have implemented and will continue to implement environmental safeguards that seek to comply with these governmental requirements.

Liability Insurance and Bonding

We carry general liability, comprehensive property damage, workers’ compensation, employer’s liability, directors’ and officers’ liability, limited environmental impairment liability and other coverage we believe are customary in the industry. Except as discussed in Legal Proceedings below, we do not expect the impact of any known casualty, property or environmental claims or other contingency to be material to our consolidated liquidity, financial position or results of operations.

We are required to provide certain financial assurances to governmental agencies under applicable environmental regulations relating to our landfill and collection operations. We are required to provide approximately $1.6 billion in financial assurance obligations relating to our landfill operations. Additionally we have approximately $460 million in operational performance bonds with various municipalities and approximately $95 million of financial guarantee bonds for self-insurance. These financial assurances include surety bonds, letters of credit, insurance policies and trust deposits required principally to secure our estimated landfill closure and post-closure obligations and collection contracts. The mix of financial assurance instruments may change in the future, which may result in an increased use of letters of credit as financial assurance instruments. Letters of credit provided as financial assurance are issued under the 1999 Credit Facility and as such are a use of borrowing availability.

Employees

We employ approximately 29,000 people. Approximately 7,000 of our employees are covered by local collective bargaining agreements, but no more than 250 employees are covered by any one agreement. We currently have no disputes or bargaining circumstances that could cause significant disruptions in our business.

Item 2. Properties

Our principal executive offices are located at 15880 N. Greenway-Hayden Loop, Suite 100, Scottsdale, Arizona 85260 where we currently lease approximately 75,000 square feet of office space. We currently maintain regional administrative offices in all of our regions.

Our principal property and equipment consists of land, buildings, and vehicles and equipment, substantially all of which are encumbered by liens in favor of our primary lenders. We own or lease real property in the states in which we are doing business. At December 31, 2001, we owned and operated 167 active solid waste landfills, aggregating approximately 73,674 total acres, including approximately 26,816 permitted acres. In addition, as of that date we owned or operated 355 collection companies, 181 transfer stations and 65 recycling facilities.

Item 3. Legal Proceedings

We are involved in certain routine litigation. We believe that such litigation arose in the ordinary course of business and that costs of settlements or judgments arising from such suits will not have a materially adverse effect on our consolidated liquidity, financial position or results of operations.

Federal, state and local laws and regulations that relate to the protection of the environment regulate our business. The nature of our business results in us frequently becoming a party to judicial or administrative proceedings involving governmental authorities and other interested parties. On December 27, 2001, BFI Waste Systems of North America, Inc. (BFI), one of our subsidiaries entered into a Consent Assessment of Civil Penalty (CACP) with the Commonwealth of Pennsylvania, Department of Environmental Protection (PADEP) based on violations of certain state statutes and regulations regarding the transportation of solid wastes. Pursuant to the CACP, BFI paid PADEP a total of $152,000 in full settlement of all claims. We believe that this matter will not have a material adverse effect on the Company’s consolidated financial statements. Other than the foregoing matter, at December 31, 2001, we were not involved in any such proceedings where we reasonably believe sanctions imposed by governmental authorities will exceed $100,000 or which we believe will have a material effect on our consolidated liquidity, financial position or results of operations. From time to time, we may also be subject to actions brought by citizens’ groups, adjacent landowners or others in connection with the permitting and licensing of our landfills or transfer stations, or alleging personal injury, environmental damage or violations of the permits and licenses pursuant to which we operate.

We have been notified that we are considered a potentially responsible party at a number of sites under CERCLA or other environmental laws. In all cases, such alleged responsibility is due to the actions of companies acquired by us prior to the time we acquired them. We continually review our status with respect to each site, taking into account the alleged connection to the site and the extent of the contribution to the volume of waste at the site, the available evidence connecting the entity to that site and the number and financial soundness of other potentially responsible parties at the site. The ultimate amounts for environmental liabilities at sites where we may be a potentially responsible party cannot be determined and estimates of such liabilities made by us require assumptions about future events subject to a number of uncertainties, including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessments to date, the recorded liabilities are periodically evaluated, as additional information becomes available, to ascertain that the accrued liabilities are adequate. We have determined that the recorded liability for environmental matters as of December 31, 2001 of approximately $395.4 million represents the most probable outcome of these contingent matters. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market Price and Dividends on the Common Stock and Related Stockholder Matters

Price Range of Common Stock

Our common stock, $0.01 par value, is traded on the New York Stock Exchange under the symbol “AW”. The high and low sales prices per share for the periods indicated were as follows:

	High	Low

Year Ended December 31, 2001:

First Quarter	$17.35	$13.85

Second Quarter	19.35	14.50

Third Quarter	19.74	11.05

Fourth Quarter	14.70	9.10

Year Ended December 31, 2000:

First Quarter	8.44	5.38

Second Quarter	10.38	5.31

Third Quarter	11.75	9.19

Fourth Quarter	14.56	7.88

As of March 18, 2002, there were approximately 656 holders of record of our common stock.

Dividend Policy

We have not paid dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. We are currently prohibited by the terms of our loan agreements from paying dividends.

Recent Sales of Unregistered Securities

Not Applicable.

Item 6. Selected Financial Data

The selected financial data presented below as of and for the five years ended December 31, 2001 are derived from our Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants. See Note 2 to our Consolidated Financial Statements. These selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the notes thereto, included elsewhere herein. (All amounts are in thousands, except per share amounts and percentages.)

	2001	2000	1999	1998	1997(4)

Statement of Operations Data:

Revenues	$5,565,260	$5,707,485	$3,341,071	$1,575,612	$1,340,661

Cost of operations excluding acquisition related and unusual costs	3,195,209	3,280,027	1,948,964	892,273	777,289

Selling, general and administrative expenses excluding acquisition related and unusual costs	438,744	417,558	231,366	155,835	177,396

Depreciation and amortization	466,323	450,794	273,368	149,260	131,658

Goodwill amortization	226,713	223,244	110,726	30,705	26,580

Acquisition related and unusual costs(1)	27,785	100,841	588,855	317,616	3,934

Non-cash loss on asset sale	107,011	26,486	—	—	—

Operating income	1,103,475	1,208,535	187,792	29,923	223,804

Equity in earnings of unconsolidated affiliates	(14,072)	(50,788)	(20,785)	—	—

Interest income	(6,072)	(4,127)	(7,212)	(4,030)	(1,765)

Interest expense	853,653	882,282	443,044	88,431	108,045

Income (loss) before income taxes	269,966	381,168	(227,255)	(54,478)	117,524

Income tax expense (benefit)	190,834	237,540	(8,756)	43,773	40,277

Minority interest	3,673	5,975	2,751	—	—

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	75,459	137,653	(221,250)	(98,251)	77,247

Extraordinary loss, net of income tax benefit(2)	16,973	13,266	3,223	124,801	53,205

Cumulative effect of change in accounting principle, net of income tax benefit(3)	—	—	64,255	—	—

Net income (loss)	58,486	124,387	(288,728)	(223,052)	24,042

Dividends on preferred stock	73,012	68,452	27,789	—	381

Net income (loss) available to common shareholders	$(14,526)	$55,935	$(316,517)	$(223,052)	$23,661

Basic EPS:

Income (loss) available to common shareholders before extraordinary loss and cumulative effect of change in accounting principle, net of income tax benefit	$0.01	$0.37	$(1.33)	$(0.54)	$0.47

Extraordinary loss, net of income tax benefit	(0.08)	(0.07)	(0.02)	(0.68)	(0.33)

Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(0.34)	—	—

Net income (loss) available to common shareholders	$(0.07)	$0.30	$(1.69)	$(1.22)	$0.14

Weighted average common shares	189,583	188,814	187,801	182,796	164,888

	2001	2000	1999	1998	1997

Diluted EPS:

Income (loss) available to common shareholders before extraordinary loss and cumulative effect of change in accounting principle, net of income tax benefit	$0.01	$0.36	$(1.33)	$(0.54)	$0.44

Extraordinary loss, net of income tax benefit	(0.08)	(0.07)	(0.02)	(0.68)	(0.30)

Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(0.34)	—	—

Net income (loss) available to common shareholders	$(0.07)	$0.29	$(1.69)	$(1.22)	$0.14

Weighted average common and common equivalent shares	194,906	191,122	187,801	182,796	172,958

Pro forma amounts, assuming the change in accounting principle is applied retroactively:

Net income (loss) available to common shareholders				$(256,265)	$5,085

Diluted earnings (loss) per share				(1.40)	0.03

Balance Sheet Data:

	December 31,

	2001	2000	1999	1998	1997

Cash and cash equivalents	$158,841	$122,094	$121,405	$39,742	$33,320

Working capital (deficit)	(235,049)	(328,049)	(381,077)	45,031	(75,054)

Property and equipment, net	4,010,886	3,860,538	3,738,388	1,776,025	1,583,133

Goodwill, net	8,556,877	8,717,438	8,238,929	1,327,470	1,082,750

Total assets	14,347,093	14,513,634	14,963,101	3,752,592	3,073,820

Long-term debt, less current portion	9,237,503	9,635,124	9,240,291	2,118,927	1,492,360

Stockholders’ equity including preferred stock	1,754,823	1,767,659	1,639,555	930,074	962,465

Long-term debt to total capitalization	84%	85%	85%	69%	61%

(1)	Acquisition related and unusual costs relate to management’s changes in strategic plans and restructuring resulting from acquisitions. The charges primarily consist of transaction or deal costs, employee severance and transition costs, changes in estimates relating to environmental and legal matters and regulatory compliance, restructuring costs related to the consolidation or relocation of operations, costs for the abandonment or sale of non-revenue producing assets, provisions for losses on contractual obligations, and asset impairments.

(2)	The extraordinary losses were incurred as a result of the write-off of related deferred debt issuance costs for the early extinguishment of debt and for premiums paid in 1998.

(3)	During the third quarter of 1999, we changed our method of accounting for capitalized interest. According to accounting principles generally accepted in the United States, this change is applied from the beginning of 1999. A charge for the cumulative effect of the change in accounting principle of $106.2 million ($64.3 million, net of income taxes) was recorded effective January 1, 1999.

(4)	The year ended December 31, 1997 Consolidated Financial Statements have been restated to reflect the acquisition of companies in 1998 accounted for using the pooling-of-interests method for business combinations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein.

Introduction

During 2001 and 2000, we transitioned from an acquisition growth strategy to a strategy focused on internal growth and maximizing operational cash flow to repay debt. We have substantially completed the integration of previously acquired companies and achieved planned integration cost savings. We have shifted our primary focus to the efficient management of cash flows from our operations.

In the past, we experienced significant growth. Over the past nine years, we have completed over 300 acquisitions, most significantly, the acquisition of Browning-Ferris Industries, Inc. (“BFI”) on July 30, 1999.

In connection with the BFI acquisition, each share of BFI common stock was converted into the right to receive $45 in cash. Including assumed and refinanced debt, the original cost of acquiring BFI was approximately $9.6 billion. Financing for the acquisition was obtained from draws of $4.7 billion from credit facilities with a capacity of $7.1 billion (the “1999 Credit Facility”), the sale of $1.0 billion of newly issued senior convertible preferred stock (the “Preferred Stock”) and the sale of $2.0 billion of 10% Senior Subordinated Notes due 2009 (the “1999 Notes”).

As a result of the BFI acquisition, we initiated an asset divestiture program, whereby we sold, for cash or through simultaneous buy and sell transactions, certain non-core assets that did not fit with our vertical integration operating strategy for total net proceeds of approximately $1.6 billion. We completed this divestiture program, with the divestiture and restructure of the American Ref-Fuel operations which was completed on April 30, 2001.

Although we acquired 53 businesses in 2001, they were smaller tuck-in acquisitions acquired to improve the operational efficiencies of existing markets and primarily funded with the proceeds from the divestitures of other non-integrated operations. The annualized revenue of the acquired companies was approximately $150.4 million. The results of operations for the acquisitions accounted for under the purchase method for business combinations are included in our financial statements only from the applicable date of acquisition. As a result, our historical results of operations presented for 1999, which include only a half-year of BFI operations, are not directly comparable to our results of operations in years after 1999.

General

Revenues. Our revenues result primarily from fees charged to customers for waste collection, transfer, recycling and disposal services. We generally provide collection services under direct agreements with our customers or pursuant to contracts with municipalities. Commercial and municipal contract terms generally range from one to five years and commonly have renewal options. Our landfill operations include both company-owned landfills and landfills that we operate on behalf of municipalities. The following tables show the percentage of our total reported revenues by service line and geographic regions.

Revenues by Service Line (in thousands, except percentages):

	Years Ended December 31,

	2001		2000		1999

Collection(1)	$4,203,897	62.4%	$4,227,680	61.7%	$2,422,628	60.4%

Disposal(2)	2,104,467	31.3	1,993,276	29.1	1,261,106	31.4

Recycling	231,995	3.4	384,027	5.6	203,632	5.1

Other	196,496	2.9	242,196	3.6	125,215	3.1

	6,736,855	100.0%	6,847,179	100.0%	4,012,581	100.0%

Intercompany	(1,171,595)		(1,139,694)		(671,510)

Reported revenues	$5,565,260		$5,707,485		$3,341,071

(1)	For 2001, collection revenues consist of 72% revenues from commercial customers and 28% revenues from residential customers.

(2)	Transfer revenues are included in disposal.

         Revenues by Region:

	Years Ended December 31,

	2001	2000	1999

Atlantic	10.3%	10.6%	9.4%

Central	9.4	9.3	12.1

Great Lakes	11.0	11.2	13.1

Midwest	8.6	8.5	9.7

Northeast	15.0	16.5	15.5

Southeast	14.0	13.5	9.2

Southwest	14.2	13.2	12.0

West	16.8	16.7	18.5

Other(1)	0.7	0.5	0.5

Total revenues	100.0%	100.0%	100.0%

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization.

Our business strategy is to develop vertically integrated operations to internalize the waste we collect and thus realize higher margins from our operations. By disposing of waste at company-owned and/or operated landfills, we retain the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 67% of the waste we collect as measured by disposal volumes was disposed of at landfills we own and/or operate for the year 2001 compared to 65% at the end of 2000. In addition, transfer stations are an integral part of the disposal process. We locate our transfer stations in areas where our landfills are outside of the population centers in which we collect waste. Such waste is transferred to long-haul trailers or rail cars and transported to our landfills.

Operating Expenses. Cost of operations includes expenses related to labor, repairs and maintenance, equipment and facility rent, utilities and taxes, environmental compliance and remediation, safety and insurance, disposal and costs of independent haulers transporting our waste to the disposal site. Disposal costs include landfill taxes, host community fees, landfill royalty payments, landfill site maintenance, fuel and other equipment operating expenses and increases in the accruals for estimated closure and post-closure monitoring expenses.

Selling, general and administrative expenses include compensation and overhead for corporate and field general management, accounting and finance, legal, management information systems and clerical and administrative departments in addition to sales, investor and community relations and provisions for estimated uncollectible accounts receivable.

Depreciation and amortization includes depreciation of fixed assets and amortization costs associated with the acquisition and development of landfill airspace and intangible assets. Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (30-40 years), vehicles and equipment (3-10 years), containers and compactors (5-15 years) and furniture and office equipment (3-8 years).

Goodwill amortization includes the amortization of costs paid in excess of the fair value of net assets acquired prior to July 1, 2001 in purchase business combinations. Beginning January 1, 2002 we will no longer amortize any goodwill in accordance with the adoption of Financial Accounting Standard Board (“FASB”), Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Also in accordance with SFAS 142, we have recorded no amortization for goodwill acquired subsequent to June 30, 2001.

The following is a discussion of significant accounting policies for areas where we apply judgments and estimates that affect the reported amounts of our assets and liabilities and related expenses. We have noted examples of the residual accounting risk inherent for these areas that you should be aware of and for you to consider. Residual accounting risk is defined as the inherent risk that remains after the application of our policies and processes and is generally outside of our control.

	Accounting Policy and Process	Residual
Accounting Area	Use of Estimates	Accounting Risk

Landfill asset and related amortization	We own a portfolio of 167 active landfills with estimated remaining lives, based on current waste flows, which range from 1 to over 150 years, and an estimated average remaining life of approximately 40 years.

Site Permit and Technical Design

	In order to develop, construct and operate a landfill, we are required to obtain permits from various regulatory agencies at the local, state and federal level. The permitting process requires an initial siting study to determine whether the location is feasible for landfill operations. The studies are typically prepared by third party consultants, and reviewed by our environmental management group. The initial studies are submitted to the regulatory agencies for approval.	Changes in legislative or regulatory requirements may cause changes in the landfill site permitting process. These changes could make it more difficult or costly to obtain a landfill permit.

Technical Landfill Design

Upon receipt of initial regulatory approval, technical landfill designs are prepared. These designs are compiled by third party consultants, and reviewed by our environmental management group. The technical designs include the detailed specifications to develop and construct all components of the landfill including the types and quantities of materials that will be required. The technical designs are submitted to the regulatory agencies for approval. Upon receipt of the technical design approval, the regulatory agencies issue permits to develop and operate the landfill.	Changes in legislative or regulatory requirements may require changes in the landfill technical design. These changes could make it more difficult or costly to meet new design standards.

Technical design requirements, as approved may need modifications at some future point in time.

Landfill Disposal Capacity

Included in the technical designs are the factors that determine the ultimate disposal capacity of the landfill. These factors include the area over which the landfill will be developed, the depth of excavation, the height of the landfill elevation, and the angle of the side-slope construction. The disposal capacity of the landfill is calculated in cubic yards. This measurement of volume is then converted to a disposal capacity expressed in tons based on an average expected density to be achieved over the operating life of the landfill.	Estimates of future disposal capacity may change as a result of changes in legislative or regulatory design requirements.

The density of waste may vary due to variations in operating conditions, including waste compaction practices, site design, climate and the nature of the waste.

Development Costs

	The types of costs that are detailed in the technical design specifications generally include excavation, natural and synthetic liners, leachate collection system construction, installation of methane gas monitoring probes, installation of groundwater monitoring wells, construction of leachate management facilities and other costs associated with the development of the site.	Actual future costs of construction materials and third party labor could differ from the costs we have estimated.

	Accounting Policy and Process	Residual
Accounting Area	Use of Estimates	Accounting Risk

To review the adequacy of our cost estimates used in the annual update of the above costs, we compare estimated costs with third party bids or contractual arrangements, we review changes in year over year cost estimates for reasonableness, and we compare our resulting development cost per acre with prior periods. These development costs, together with any costs incurred to acquire, design and permit the landfill, including capitalized interest, are recorded to the landfill asset on the balance sheet as incurred.

Landfill Amortization

In order to match the amortization of the landfill asset with the revenue generated by the landfill operations, we amortize the landfill asset over its operating life on a per ton basis as waste is accepted at the landfill. At the end of a landfill’s operating life, the landfill asset is fully amortized. The per-ton rate is calculated by dividing the sum of the landfill net book value and estimated future development costs (as described above) of the landfill by the estimated remaining disposal capacity. The costs are not inflated and discounted, but rather expressed in nominal dollars. This rate is applied to each ton accepted at the landfill and recorded as a charge to depreciation and amortization expense.

Amortization rates per ton are influenced by the original cost basis for the landfill, including acquisition costs, which in turn is determined by geographic location and market values. Allied secured significant landfill assets through business acquisition in recent years and valued them at the time of acquisition based upon market value. Also, per ton rates are influenced by site specific engineering and cost factors.

Estimate Updates

	On an annual basis, we update the estimates of future landfill development costs and remaining disposal capacity for each landfill. The cost estimates are prepared by company and third party engineers based on the applicable local, state and federal requirements and site specific technical design requirements. Estimates of future disposal capacity are updated using aerial surveys of each landfill to estimate utilized disposal capacity and remaining disposal capacity. These costs and disposal capacity estimates are reviewed and approved by senior operations management annually. Changes in the cost estimates are reflected prospectively in the landfill amortization rates that are updated annually.	Rates could change in the future based upon evaluations of new facts and circumstances relating to site permit and design criteria or development cost.

Summary

During 2001, we expensed approximately $149.2 million or an average of $2.10 per ton consumed, related to landfill amortization. We incurred landfill development costs of $227.6 million and acquired or

	Accounting Policy and Process	Residual
Accounting Area	Use of Estimates	Accounting Risk

otherwise added $47.1 million to the landfill assets during 2001. The above activity results in an increase in the net book value of our landfill assets from $1.649 billion at December 31, 2000 to $1.775 billion at December 31, 2001. We have available disposal capacity of approximately 2.54 billion tons. Estimated total future development costs for our 167 active landfills is approximately $3.2 billion, excluding capitalized interest.

Closure and post-closure liabilities and related costs	Landfill Closure Design In addition to our portfolio of 167 active landfills, we own or have responsibility for 107 closed landfills no longer accepting waste
Changes in legislative or regulatory requirements including changes in capping or monitoring activities, types and quantities of materials used, or term of post-closure care could cause changes in our cost estimates.

As individual areas within each landfill reach capacity, we are required to cap and close the areas in accordance with the landfill site permit. These requirements are detailed in the technical design of the landfill siting process described above. Generally, closure requirements include the application of compacted clay, geosynthetic liners and vegetative soil barriers in addition to the construction of drainage channels and methane gas collection systems, among other closure activities.

Post-Closure Monitoring

After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which usually extends for 30 years. Post-closure requirements generally include maintenance of the site and monitoring the methane gas collection systems and groundwater systems, among other post-closure activities. Costs associated with post-closure monitoring generally include groundwater sampling, analysis and statistical reports, third party labor associated with gas systems operations and maintenance, transportation and disposal of leachate and erosion control costs related to the final cap.

Closure and Post-Closure Provision

In order to match the cost of the closure and post-closure requirements with the revenue generated by the landfill operations, we accrue the closure and post-closure costs on a per ton basis as waste is accepted at the landfill, over its operating life.

For each landfill, the per-ton rate is calculated as follows: (1) The total estimated future costs required to close and monitor the landfill as specified by each landfill permit is quantified. (2) The timing of the estimated future cash outflows is projected based on the anticipated waste flow into the landfill. (3) The expenditures are inflated based on an average CPI rate and discounted back to today’s dollars using an average long-term risk free rate of return. We review	Actual timing of disposal capacity utilization could differ from projected timing, causing increases or decreases in the per ton rates used to accrue closure and post-closure liabilities.

Changes in future inflation rate projections could impact our actual future costs and our total liability.

Changes in risk-free capital rates used to discount the liabilities could cause changes in our recorded liabilities and costs.

	Accounting Policy and Process	Residual
Accounting Area	Use of Estimates	Accounting Risk

historical interest rates for government-backed bonds and other low risk investments to estimate the long-term risk free rate of return. For 2001, the average CPI rate was 2.5% and the long-term risk free rate was 7.0%. (4) The present value of the total closure and post-closure costs for the landfill is divided by the estimated remaining disposal capacity of the landfill to calculate the per ton rate. The disposal capacity for the closure and post-closure rate is determined on the same basis as the landfill amortization rate previously described. (5) This rate is applied to each ton accepted at the landfill and recorded as a charge to cost of operations and an increase to the closure and post-closure accrual. (6) The balance sheet accrual is increased by accreting the balance at the long-term risk free rate and recorded as a charge to cost of operations.

Actual cash expenditures reduce the accrual as they are incurred.

Estimate Updates

	On an annual basis, we update the estimate of future closure and post-closure costs and estimates of future disposal capacity for each landfill. Cost estimates are prepared by internal and third party engineers based on the applicable local, state and federal regulations and the specifications detailed in the landfill permit. Revisions in estimates of our costs are treated prospectively for our operating landfills but are recorded immediately for closed landfills.	Rates could change in the future based on the evaluation of new facts and circumstances relating

Disposal capacity estimates are updated using aerial surveys of each landfill to estimate remaining disposal capacity.

Summary

During 2001 we expensed approximately $67.2 million or an average of $0.95 per ton consumed, related to provisions for closure and post-closure accruals, including accretion. During 2001, expenditures against these accruals were $59.2 million.

We currently estimate total future payments for closure and post-closure to be approximately $3.1 billion. The present value of such estimate is $1.2 billion. At December 31, 2001 and 2000, accruals for landfill closure and post-closure costs were $609.5 million and $601.4 million, respectively which reflects the degree to which we have filled the landfill.

Estimated remaining disposal capacity	As described previously, disposal capacity is determined by the specifications detailed in the landfill permit obtained. We classify this disposal capacity as permitted. We also include ‘deemed’ permitted disposal capacity in our remaining disposal capacity estimates, which relates to additional disposal capacity being	We may be unsuccessful in obtaining permits for disposal capacity that has been deemed permitted. If we are unsuccessful in obtaining permits for deemed permitted disposal capacity, or the disposal capacity for which we

	Accounting Policy and Process	Residual
Accounting Area	Use of Estimates	Accounting Risk

	sought through means of an expansion. Deemed permitted disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is highly probable. Our internal criteria to classify disposal capacity as deemed permitted are as follows:	obtain approvals is less both costs and disposal capacity will change, which will impact the rates we charge for landfill amortization and closure and post-closure accruals.

1. We have control of and access to the land where the expansion permit is being sought.

2. All geologic and other technical siting criteria for a landfill have been met, or a variance from such requirements has been received (or can reasonably be expected to be achieved)

3. The political process has been assessed and there are no identified impediments that cannot be resolved.

4. We are actively pursuing the expansion permit and an expectation that the final local, state and federal permits will be received within the next five years.

5. Senior operations management approval has been obtained.

After successfully meeting these criteria, the disposal capacity that will result from the planned expansion is included in our remaining disposal capacity estimates. Additionally, for purposes of calculating the landfill amortization and closure and post-closure rates, we include the incremental costs to develop, construct, close and monitor the related deemed permitted disposal capacity.

At December 31, 2001, we had 1.9 billion tons of permitted disposal capacity, and at 41 of our landfills, 619 million tons of deemed permitted disposal capacity. During 2001, 227 million tons of disposal capacity was deemed permitted, and we received permits for approximately 76 million tons of disposal capacity that was previously classified as deemed permitted. During 2001, we were not denied any expansions for which the disposal capacity was classified as deemed permitted.

Non-recurring acquisition accruals and related acquisition related and unusual costs	Nature of Liabilities
	At the time of an acquisition accounted for under the purchase method of accounting, we evaluate and adjust existing accruals of the acquired company to represent our estimate of the future costs to settle the assumed obligations. Assumed liabilities as well as liabilities resulting directly from the completion of the acquisition are considered in the net assets acquired and resulting goodwill allocation.	There could be changes in circumstances or estimates that cause the actual settlement of these liabilities to be higher or lower than our original estimates.

	Liabilities resulting from changes in estimates of assumed obligations, including litigation, self-insurance reserves and loss contracts, as well as liabilities related	Additional liabilities may exist related to the acquired operations that have not been identified.

	Accounting Policy and Process	Residual
Accounting Area	Use of Estimates	Accounting Risk

to restructuring and abandonment activities, are accrued at the time of acquisition through a charge to acquisition related and unusual costs. Additionally, transition costs that are not accruable at the time of acquisition, including transitional personnel costs, route restructurings and costs associated with the consolidation of operations are expensed to acquisition related and unusual costs in the period in which the costs are incurred.

Estimate Updates

We evaluate the adequacy of the non-recurring acquisition accruals at least annually by obtaining third party actuarial valuations of assumed self-insurance obligations, third party legal counsel updates for assumed litigation and field and corporate management reviews of all acquisition related commitments. Any changes in the liabilities resulting from these reviews are recorded in the period in which the change in estimate is made. The adjustment is charged to either acquisition related and unusual costs or goodwill consistent with how the original liability was established and the period of time that has elapsed since the date of the acquisition. Generally, we do not record adjustments to goodwill after one year from the date of the acquisition.

Summary

At December 31, 2001 we had approximately $293 million of non-recurring acquisition accruals remaining on our balance sheet, consisting primarily of loss contract, litigation and compliance, and risk management and insurance liabilities associated with the acquisition of BFI. During 2001, we charged approximately $28 million to acquisition related and unusual costs. Cash paid against non-recurring acquisition accruals, including severance in 2001 was $117 million and $195 million in 2000.

Environmental liabilities including CERCLA or other environmental laws	Nature of Liabilities
Liabilities arise from contamination existing at landfills or other properties and are based on our estimates of future costs that we will incur for incremental remediation activities and the related litigation costs. To determine our ultimate liability at these sites, we have used third party environmental engineers and attorneys to assist in the evaluation of several factors, including the extent of contamination at each identified site and the most appropriate remedy. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. If these liabilities are assumed in connection with an acquisition, these accruals are recorded to acquisition related and unusual costs. If the liabilities arise through the normal course of business, the accruals are charged to operating expenses.
Actual settlement of these liabilities could differ from our estimates due to a number of uncertainties, such as the extent of contamination at a particular site, the final remedy, the financial viability of other potentially responsible parties, and the final apportionment of responsibility among the potentially responsible parties.

	Accounting Policy and Process	Residual
Accounting Area	Use of Estimates	Accounting Risk

Estimate Updates

We periodically consult with outside legal counsel and environmental engineers to review the status of all environmental matters and to assist our environmental and legal management in updating our estimates of the likelihood and amounts of resolution. As the timing of cash payments for these liabilities is uncertain, the accrued costs are not discounted. Any changes in the liabilities resulting from these reviews are recorded in the period in which the change in estimate is made.

Summary

We have determined that the recorded liability for environmental matters as of December 31, 2001 and 2000 of approximately $395.4 million and $432.5 million, respectively, represents the most probable outcome of these contingent matters. Cash paid for environmental matters during 2001 was $36.4 million.

Self-insurance liabilities and related costs	We are partially self-insured for automobile, general liability, workers’ compensation and fully self-insured for employee group health claims. The liability for unpaid claims and associated expenses, including incurred but not reported losses, is actuarially determined by a third party actuary and reflected in our Consolidated Balance Sheets as an accrued liability. We use a third party to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The expense is charged to operating costs. The actuarially determined liability is calculated in part by our past claims experience factor, which considers both the frequency and settlement amount of claims.	If we experience insurance claims or costs above or below our historically evaluated levels, these estimates may increase or decrease.

Incident rates, including frequency and amounts, could increase or decrease during a year causing our actuarially determined obligations to increase or decrease.

The costs to discharge our obligations, including legal costs and health care costs, could increase or decrease.

Allowance for doubtful accounts receivable	We provide services to approximately 10 million customers throughout the United States. We perform credit evaluations of our significant customers and establish an allowance for doubtful accounts based on the aging of our receivables. In general, we reserve 50% of receivables outstanding 90 days or more and 100% of those outstanding for 120 days. We also review outstanding balances that may be less than 120 days old on an account specific basis and reserve the receivable if information becomes available indicating we will not receive payment. Our reserve is evaluated and revised on a monthly basis.	Adverse changes in the financial health of our customers could change the timing or levels of collections.

Asset Impairment	Valuation Methodology

We evaluate our long term assets for impairment based on projected cash flows anticipated to be generated from the ongoing operation of those assets.

Evaluation Criteria
	We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the asset’s carrying amounts may not be recoverable.	If we have changes in events or circumstances, including reductions in anticipated cash flows generated by our operations or determinations to divest of certain assets, certain assets could be impaired which would result in a non-cash charge to earnings.

	Accounting Policy and Process	Residual
Accounting Area	Use of Estimates	Accounting Risk

Examples of such events could include a significant adverse change in the extent or manner in which we use a long-lived asset, a change in its physical condition, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a long-lived asset significantly before the end of its previously estimated useful life.

Recognition Criteria

If such circumstances arise, we recognize an impairment for the difference between the carrying amount and fair value of the asset, if the carrying amount of the asset does not exceed the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We use the present value of the expected cash flows from that asset to determine fair value.

Tax Accruals	We account for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax basis of assets, other than non-deductible goodwill, and liabilities. The differences are measured using the income tax rate in effect during the year in which the differences are expected to reverse. We utilize outside experts and legal counsel to assist in the development or review of significant tax positions used in establishing our liability.

The acquisition of BFI in 1999, which was accounted for as a business purchase combination, resulted in approximately $6.8 billion of goodwill, $6.5 billion of which the amortization is non-deductible.

As of December 31, 2001, net operating loss, capital loss, foreign tax credit and minimum tax credit carryforwards with an after tax benefit totaling $207 million remain unused that will expire if not used by the end of various future years. Valuation allowances have been established for the possibility that some of these carryforwards may not be used.	The balance sheet classification and amount of the tax accounts established relating to acquisitions are based on certain assumptions that could possibly change based on the ultimate outcome of certain tax matters. As these tax accounts were established in purchase accounting, any future changes relating to these amounts will result in balance sheet reclassifications, which may include an adjustment to goodwill.

We are currently under examination by various state and federal taxing authorities for certain tax years. Positions taken in those tax years are subject to challenge. Accordingly, we may have exposures to tax liabilities arising from these audits if any positions taken are disallowed by the taxing authorities. (See Note 13 of our Consolidated Financial Statements in Item 8 of this Form 10-K.)

Results of Operations

The following table sets forth the percentage relationship that the various items bears to revenues for the periods indicated.

	Year Ended December 31,

	2001	2000	1999

Statement of Operations Data:

Revenues	100.0%	100.0%	100.0%

Cost of operations excluding acquisition related and unusual costs	57.4	57.5	58.3

Selling, general and administrative expenses excluding acquisition related and unusual costs	7.9	7.3	6.9

Depreciation and amortization	8.4	7.9	8.2

Goodwill amortization	4.1	3.9	3.3

Acquisition related and unusual costs	0.5	1.8	17.7

Non-cash loss on asset sale	1.9	0.4	—

Operating income	19.8	21.2	5.6

Equity in earnings of unconsolidated affiliates	(0.3)	(0.9)	(0.6)

Interest expense, net	15.2	15.4	13.0

Income (loss) before income taxes	4.9	6.7	(6.8)

Income tax expense (benefit)	3.4	4.2	(0.3)

Minority interest	0.1	0.1	0.1

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	1.4	2.4	(6.6)

Extraordinary loss, net of income tax benefit	0.3	0.2	0.1

Cumulative effect of change in accounting principle, net of income tax benefit	—	—	2.0

Net income (loss)	1.1	2.2	(8.7)

Dividends on preferred stock	1.3	1.2	0.8

Net income (loss) available to common shareholders	(0.2)%	1.0%	(9.5)%

Years Ended December 31, 2001 and 2000

Results of operations for the year ended December 31, 2001 as compared to December 31, 2000 reflect the negative impact of the economic slowdown, our inability to maintain selling prices in the face of continued cost basis inflation and the decline in recycled paper commodity prices and volume. These factors have combined to result in a decrease in revenue and operating margins when comparing year over year results. The slowing economy and other competitive conditions have resulted in reductions in average prices per unit in most service lines.

Revenues. Revenues in 2001 were $5.565 billion compared to $5.707 billion in 2000, a decrease of 2.5% or $142.2 million. Acquisitions increased revenues by $182 million, but were offset by $215 million of divested revenue, resulting in a net decrease in revenue of $33 million between years. During 2001 we increased revenue by approximately three percent through selective price increases on existing customers. However, this increase was offset by the negative impact of customer turnover and price concessions during the year. The net result was an increase in revenue of approximately $4 million. Landfill and collection volume increases during 2001 resulted in a year over year increase in revenue of approximately $38 million. Recycling revenues decreased by approximately $152 million for 2001 driven by declines in recycled paper volumes and prices. During 2001, we processed approximately 2.5 million tons of recycled paper, consisting primarily of cardboard, newspaper and mixed paper as compared to 3.2 million tons in 2000. The average price per ton for these products decreased approximately 40% for 2001 as compared to 2000.

Cost of Operations. Cost of operations in 2001 was $3.195 billion compared to $3.280 billion in 2000, a decrease of 2.6% or $85 million. The decrease in cost of operations was primarily caused by the decrease in revenues. The cost of recycling revenues decreased by $60 million as a result of the decline in commodity price and volume. As a percentage of revenues, cost of operations decreased slightly to 57.4% in 2001 from 57.5% in 2000. The decrease as a percentage of revenues is the result of improvement in our landfill internalization from 63% to 67% from the year ended December 31, 2000 to the same period in 2001 offset by increased volumes at lower prices primarily in the second half of 2001.

Selling, General and Administrative Expenses. SG&A expenses in 2001 were $438.7 million compared to $417.6 million in 2000, an increase of 5.1%. As a percentage of revenues, SG&A increased to 7.9% in 2001 from 7.3% in 2000. This increase is primarily due to the continued build out of our support structure of the organization, increases in our bad debt expense as a result of economic conditions and increases in professional fees.

Depreciation and Amortization. Depreciation and amortization in 2001 was $466.3 million compared to $450.8 million in 2000, an increase of 3.4%. As a percentage of revenues, depreciation and amortization expense increased to 8.4% in 2001 from 7.9% in 2000. The percent increase is primarily due to the year over year increase in landfill volumes of approximately four million tons and increasing capital expenditures, from $389.9 million during 2000 to $500.9 million during 2001.

Goodwill Amortization. Goodwill amortization in 2001 was $226.7 million compared to $223.2 million in 2000, an increase of 1.6%, which is comparable to prior year goodwill amortization. There will be no goodwill amortization from January 1, 2002 and forward upon the adoption of SFAS 142.

Acquisition Related and Unusual Costs

During 2001, we recorded approximately $27.8 million of acquisition related and unusual costs, including transition costs, primarily related to the billing system conversion associated with the acquisition of BFI. These non-recurring costs are decreasing as transition efforts are substantially complete at December 31, 2001.

During 2000, we recorded approximately $100.8 million of acquisition related and unusual costs primarily associated with the acquisition of BFI. These costs were comprised of approximately $75.2 million of transition costs related to transitional employees, duplicative facilities and operations, and the billing system conversion which were expensed as incurred. Additionally, we charged $30.2 million relating to changes in estimated loss contract provisions, restructuring and abandonment liabilities, litigation liabilities and environmental related matters and reversed approximately $4.6 million of accruals established in connection with the acquisition of BFI.

Non-Cash Loss on Asset Sale. As part of our ongoing review of operations and our goal of having a self-funding market development program, we sold certain non-integrated operations during February 2001 in the Northeast region for approximately $53 million and reflected a non-cash loss of approximately $107 million ($65 million, net of income tax benefit) in the reported results for the first quarter of 2001. The proceeds were used to repay debt, and subsequently redeployed as a part of our self-funding market development program to purchase assets in other markets that improve our market density and internalization. During 2000, we recorded $26.5 million on non-cash loss related to divestitures of certain operations.

Interest Expense, net. Interest expense net of interest income was $847.6 million in 2001 compared to $878.2 million in 2000, a decrease of 3.5%. The decrease is primarily a result of reductions in the overall debt balance during 2001 of $389.5 million and a decrease in the effective interest rate from 9.2% at December 31, 2000 to 8.8% at December 31, 2001. At December 31, 2001, approximately 96% of our debt was fixed, 64% directly, and 32% through interest rate swap agreements.

Income Taxes. Income taxes reflect an effective tax rate of 71.7% in 2001 and 63.3% in 2000. The effective income tax rate in 2001 deviates from the federal statutory rate of 35% primarily due to the non-deductibility of the amortization related to $6.5 billion of goodwill recorded in connection with the acquisition of BFI. In 2002 the effective tax rate is expected to be less due to the cessation of goodwill amortization.

Extraordinary Loss, net. In November 2001, we repaid $736.9 million of the tranche A, B and C term loan facility prior to its maturity date, with net proceeds from the issuance of $750 million senior notes. In connection with this repayment, we recognized an extraordinary charge for the early extinguishment of the debt of approximately $12.4 million ($7.5 million, net of income tax benefit) related to the write-off of deferred debt issuance costs.

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

During 2000, we repaid the asset sale term loan and tranche D loan facilities prior to their respective maturity dates. In connection with these repayments, we recognized extraordinary charges for the early extinguishment of the debt of approximately $21.9 million ($13.3 million, net of income tax benefit) related to the write-off of deferred debt issuance costs.

Dividends on Preferred Stock. Dividends on preferred stock were $73.0 million in 2001 and $68.5 million in 2000, which reflects the 6.5% dividend on the liquidation preference of the preferred stock issued on July 30, 1999 in connection with the financing of the acquisition of BFI. Dividends were not paid in cash, instead, the liquidation preference of the preferred stock increased by accrued, but unpaid dividends.

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

Acquisition Related and Unusual Costs. During 2000, we recorded approximately $100.8 million of acquisition related and unusual costs primarily associated with the acquisition of BFI. These costs were comprised primarily of approximately $75.2 million of transition costs related to transitional employees, duplicative facilities and operations, and the billing system conversion which were expensed as incurred. Additionally we charged $30.2 million relating to changes in estimated loss contract provisions, restructuring and abandonment liabilities, litigation liabilities and environmental related matters reversed approximately $4.6 million of accruals established in connection with the acquisition of BFI. During 2000, we recorded $26.5 million on non-cash loss related to divestitures of certain operations.

During 1999, we recorded $524.3 million of acquisition related and unusual costs associated with the $9.6 billion acquisition of BFI in July 1999. These costs were comprised of approximately $267.0 million related to changes in estimates of environmental liabilities as a result of assessments performed by third-party and in-house engineers and legal counsel; $93.5 million related to changes in estimates of litigation liabilities for employee-related, regulatory and other commercial litigation matters; $77.4 million for costs related to transitional employees and duplicative facilities and operations; $33.8 million related to commitment fees for financing which was ultimately not required; $32.6 million related to future anticipated losses on specifically-identified contracts; and $20.0 million for changes to self-insurance accruals based upon third-party actuarial reviews.

Also during 1999, we recorded approximately $43.5 million for non-cash asset impairments for Allied assets held for sale; $26.1 million for the write off of deferred charges for previously targeted acquisitions no longer pursued; $1.8 million for non-cash asset impairments related to duplicative facilities; and $0.4 million in restructuring and abandonment costs related to other 1999 acquisitions. In addition, $7.2 million of accrued acquisition related costs associated with 1998 acquisitions were reversed to acquisition related and unusual costs.

Any subsequent changes in estimates of acquisition related and unusual costs have been included in the acquisition related and unusual costs caption of the Consolidated Statements of Operations in the period in which the change in estimate is made.

Interest Expense, net. Interest expense, net of interest income was $878.2 million in 2000 compared to $435.8 million in 1999, an increase of 101.5%. The increase in 2000 primarily resulted from twelve months of interest expense on debt incurred and assumed in connection with the acquisition of BFI as compared to five months in 1999.

Income Taxes. Income taxes reflect an effective tax rate of 63.3% in 2000 and (3.9)% in 1999. The effective income tax rate in 2000 deviates from the federal statutory rate of 35% primarily due to the $6.5 billion non-deductible portion of amortization of the goodwill recorded in connection with the acquisition of BFI.

Extraordinary Loss, net. During 2000, we repaid the asset sale term loan and tranche D loan facilities prior to the maturity date. In connection with these repayments, we recognized extraordinary charges for the early extinguishment of the debt of approximately $21.9 million ($13.3 million, net of income tax benefit) related to the write-off of deferred debt issuance costs.

In July 1999, we repaid our credit facility prior to its maturity date. In connection with this repayment, we recognized a non-cash extraordinary charge for the early extinguishment of the debt of approximately $5.3 million ($3.2 million net of income tax benefit) related to the write-off of deferred debt issuance costs.

Cumulative Effect of Change in Accounting Principle, net. In connection with the acquisition of BFI, we changed our capitalized interest policy to more accurately reflect our long-term business strategy. As a result, we recorded a charge of $64.3 million, net of related tax, during 1999, to reflect the cumulative effect on prior years of the change in the method of interest capitalization.

Dividends on Preferred Stock. Dividends on Preferred Stock were $68.5 million in 2000 and $27.8 million in 1999, which reflects the 6.5% dividend on the liquidation preference of the Preferred Stock issued on July 30, 1999 in connection with the financing of the acquisition of BFI. Dividends were not paid in cash, instead, the liquidation preference of the Preferred Stock increased by accrued, but unpaid dividends.

Liquidity and Capital Resources

Our operational liquidity needs are met with operating cash flow. When non-operating liquidity needs arise they are met, if not from remaining operating cash flow, with borrowings under our revolving credit facility. Cash provided by operations for the year 2001 of $905.2 million, is after $136.0 million spent on non-recurring acquisition accruals and transition costs. After a requirement of $500.9 million in capital expenditures and $14 million in non-operating cash outflows related to net proceeds from divestitures, offset by capitalized interest and new debt issuance cost, we reduced debt by $389.5 million.

We have historically operated and we expect that we will continue to operate with a working capital deficit. We regularly use excess available cash from operating and non-operating activities to pay amounts owed on our revolving line of credit, which is classified as long term debt. Additionally, this deficit is in part caused by the current portion of non-recurring acquisition accruals, which is approximately $75 million as of December 31, 2001. Non-recurring acquisition accruals are primarily related to the BFI acquisition and have decreased from prior periods and are expected to further decrease in future periods.

During the years ended December 31, 2001, 2000 and 1999, our cash flows from operating, investing and financing activities were as follows (in millions):

	Year Ended December 31,

	2001	2000	1999

Operating Activities:

Net income (loss)	$58.5	$124.4	$(288.7)

Non-cash acquisition related and unusual costs and asset impairments	107.0	26.5	105.2

Non-cash operating expenses(1)	915.1	892.5	318.8

Cumulative effect of change in accounting principle	—	—	64.3

Gain on sale of assets	(13.9)	(10.5)	(5.3)

Extraordinary loss due to early extinguishments of debt, net of income tax benefit	12.3	13.3	3.2

Changes in working capital	(30.3)	(38.6)	(87.5)

Non-recurring acquisition accruals	(115.1)	(167.5)	382.6

Closure, post-closure and environmental expenditures, net of provision	(28.4)	(36.8)	(3.6)

Cash provided by operating activities	905.2	803.3	489.0

Investing Activities:

Cost of acquisitions, net of cash acquired(2)	(249.5)	(802.9)	(7,589.6)

Proceeds from divestitures, net(2)	359.9	1,039.2	468.9

Accruals for acquisition price and severance costs	(1.7)	(27.8)	15.2

Capital expenditures and net contributions to unconsolidated subsidiaries	(500.9)	(374.5)	(356.2)

Capitalized interest	(45.7)	(45.4)	(25.5)

Proceeds from sale of fixed assets	30.9	42.9	53.2

Change in deferred acquisition costs, notes receivable and other	(27.1)	(41.4)	(28.5)

Cash used for investing activities	(434.1)	(209.9)	(7,462.5)

Financing Activities:

Net proceeds from sale of common stock and exercise of stock options and warrants	6.4	1.7	10.2

Net proceeds from sale of Preferred Stock	—	—	973.9

Net proceeds from long-term debt, net of issuance costs	2,755.8	2,202.0	8,672.3

Repayments of long-term debt	(3,196.6)	(2,796.4)	(2,601.2)

Cash provided by (used for) financing activities	(434.4)	(592.7)	7,055.2

Increase in cash and cash equivalents	$36.7	$0.7	$81.7

(1)	Consists principally of provisions for depreciation and amortization, undistributed earnings of equity investments, allowance for doubtful accounts, accretion of debt and amortization of debt issuance costs, and deferred income taxes.

(2)	During 2001, we acquired solid waste operations, representing approximately $150.4 in annual revenues, and sold operations representing approximately $153.9 million ($146.6 million net of intercompany eliminations) in annual revenues. During 2000, we acquired solid waste operations, representing approximately $482.6 million ($468.9 million net of intercompany eliminations) in annual revenues and sold operations representing approximately $814.2 million ($679.4 million net of intercompany eliminations) in annual revenues. During 1999, we acquired solid waste operations, excluding the BFI acquisition, representing approximately $381.2 million in annual revenues ($332.7 million net of intercompany eliminations), and sold operations representing approximately $372.5 million in annual revenues.

The following table summarizes the components of our cash flow used to reconcile the beginning of year to end of year total debt balances. The 2002 and future estimates are forecast numbers and should be read in conjunction with forward looking statements (see Forward Looking Statements). Actual amounts will differ from these estimated amounts. All amounts exclude the effects of acquisition related and unusual costs.

	Actual 2001	2002 Outlook

Free cash flow:

EBITDA(1)	$1,931	$1,850

Other non-cash items(2)	77	80

Cash interest(3)	(857)	(820)

Cash taxes	(53)	(85)

Closure, post-closure and environmental expenditures	(96)	(125)

Capital expenditures, excluding acquisitions	(501)	(550)

Changes in working capital	(21)	—

Free cash flow	480	350

Expenditures against non-recurring acquisition accruals and severance costs	(117)	(75)

Divestitures, net of acquisitions and other investing activities	114	—

Debt issuance costs	(42)	—

Increases in cash	(37)	—

Accretion and other(3)	(9)	—

Cash available to pay down debt	$389	$275

Beginning debt balance	$9,649	$9,260

Cash available to pay down debt	(389)	(275)

Ending debt balance	$9,260	$8,985

(1)	Projected EBITDA for 2002 assumes the continued use of our asset base in substantially its current manner and does not include assumptions of asset sales in excess of acquisitions as discussed in our Financing Plan.

(2)	Includes closure and post-closure provisions, allowance for doubtful accounts and net gain on sale of fixed assets.

(3)	Cash interest in 2001 excludes the non-recurring receipt of $27.2 million related to the unwind of a fair value interest rate swap. The proceeds were recorded as a deferred gain and will be amortized into interest income through October 2003, which was the original term of the swap. The cash impact is reflected in accretion and other.

Over time, cash interest is anticipated to continue to decrease with planned reductions in our debt balance. Cash taxes should increase due to decreasing net operating loss carryforwards and improved profitability. We anticipate that future cash taxes could exceed 60% of the total income tax provision. We anticipate expenditures for closure and post-closure costs to remain relatively stable over the near term. We anticipate capital expenditures to be approximately 9% to 10% of our revenues, in accordance with our strategic initiatives to maintain a fleet age of approximately seven years and landfill build out of 12 to 18 months. Payments against acquisition accruals are estimated at $210 million over the next five years.

Disclosure Regarding Forward Looking Statements

This annual report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Forward Looking Statements). These statements describe the Company’s future plans, objectives or goals. These statements include: (a) statements regarding EBITDA in 2002 of approximately $1.85 billion; (b) statements regarding the generation of approximately $350 million of adjusted free cash flow in 2002 and the components thereof; and (c) statements relating to reduction of the Company’s debt balance to under $9.0 billion by the end of 2002.

These forward-looking statements involve risks and uncertainties which could cause actual results to differ materially including, without limitation, (1) continuing weakness in the U.S. economy in 2002 may cause a decline in the demand for the Company’s services (particularly in the commercial and industrial sectors), a decline in the price of commodities sold by the Company, increased competitive pressure on pricing and generally make it more difficult for the Company to predict economic trends; (2) the Company may be impeded in the successful integration of acquired businesses and its market development efforts; (3) a change in interest rates or a reduction in the Company’s cash flow could impair the Company’s ability to service and reduce its debt obligations; (4) volatility in interest rates may, among other things, affect earnings due to possible mark to market changes on certain interest rate hedges; (5) divestitures by the Company may not raise funds exceeding financing needed for acquisitions in 2002; and (6) severe weather conditions could impair the Company’s operating results.

Such important factors that could cause actual results to differ materially from our expectations are disclosed in this section, in the section titled “Risk Factors” and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by such important factors described below that could cause actual results to differ from our expectations. Shareholders, potential investors and other readers are urged to consider these factors in evaluating Forward Looking Statements and are cautioned not to place undue reliance on Forward Looking Statements. The Forward-Looking Statements made herein are only made as of the date of this filing and we undertake no obligation to publicly update such Forward-Looking Statements to reflect subsequent events or circumstances.

Obligations and Commitments

As of December 31, 2001, we had cash and cash equivalents of $158.8 million. Our debt structure consisted primarily of $3.1 billion outstanding under the 1999 Credit Facility, $1.4 billion of the senior notes issued in 2001, $2.0 billion of the senior subordinated notes, $1.7 billion of senior notes issued in 1998 and $1.1 billion of debt assumed in connection with the BFI acquisition. As of December 31, 2001 there was aggregate availability under the revolving credit facility of the 1999 Credit Facility of approximately $792 million to be used for working capital, letters of credit, acquisitions and other general corporate purposes. The 1999 Credit Facility and the indentures relating to the senior subordinated notes and the senior notes issued in 1998 contain financial and operating covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions.

The following table outlines what we regard as our significant contractual obligations and commitments, their payment dates and expirations. It does not represent the universe of our contractual commitments entered into in the ordinary course of business.

	Payments Due by Period, in thousands

Selected Significant
Contractual Obligations	Current	2003	2004	2005	2006	Thereafter	Total

Long-term debt	$22,130	$357,622	$689,671	$619,544	$1,493,839	$6,182,350	$9,365,156

Capital lease obligations (included in long-term debt)	5,494	3,157	2,443	1,102	311	152	12,659

Operating leases (included in operating expenses)	29,390	27,531	23,437	19,479	16,956	52,295	169,088

The 1999 Credit Facility has certain provisions, calculated annually, which accelerate repayments of principal under the term loans if we generate cash flow in excess of certain levels. This could result in usage of the revolving loan facility to accommodate cash timing differences. Factors primarily causing excess cash flow, as defined, could include increases in operating cash flow, lower capital expenditures and working capital requirements, net divestitures or other favorable cash generating activities. The company experienced several of these factors in 2001 and as a result will retire approximately $187 million of term debt in the first quarter of 2002, which otherwise would have likely been paid later in the year. Adequate capacity for this payment exists through 2002 operating cash flow and capacity on the revolver.

We have no off-balance sheet debt or similar obligations, other than financial assurance instruments. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position.

We are required to provide financial assurance to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. These financial assurance requirements are satisfied by our providing performance bonds, letters of credit, insurance policies or trust deposits to secure our obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At December 31, 2001, we had outstanding approximately $1.6 billion in financial assurance instruments relating to our landfill operations, represented by $407.2 million of surety bonds, $1,026.8 million of insurance policies, $49.2 million of trust deposits and $97.5 million of letters of credit. During calendar year 2002, we expect no material increase in financial assurance obligations relating to our landfill operations and collection contracts. The mix of financial assurance instruments may change in the future. Additionally we have approximately $460 million in operational performance bonds with various municipalities and approximately $95 million of financial guarantee bonds for self insurance.

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

Our ability to meet future capital expenditure and working capital requirements, to make scheduled payments of principal, to pay interest, or to refinance our indebtedness, to provide financial assurance and to fund capital amounts required for the expansion of the existing business depends on our future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that future financings will be available to us in amounts sufficient to enable us to service our indebtedness or to make necessary capital expenditures, or that any refinancing would be available on commercially reasonable terms, if at all. Further, depending on the timing, amount and structure of any possible future acquisitions and the availability of funds under the 1999 Credit Facility, we may need to raise additional capital. We may raise such funds through additional bank financings or public or private offerings of our debt and equity securities. We cannot assure you that we will be able to secure such funding, if necessary, on favorable terms, or at all. If we are not successful in securing such funding, our ability to pursue our business strategy may be impaired and results of operations for future periods may be negatively affected.

Significant Financing Events in 2001

During 2001, through the separate issuance of $600 million and $750 million of senior secured notes, we refinanced approximately $1.326 billion of our 1999 Credit Facility with fixed rate bonds. In connection with the closing of each issuance of notes, we amended our 1999 Credit Facility to revise certain financial covenants to provide us with greater operating flexibility. Such revisions were necessitated in part by the declining economic conditions experienced throughout 2001, which caused reductions in certain earnings measures defined under the 1999 Credit Facility. The cost to us was $23.6 million for debt issuance and an amendment fee paid to lenders of approximately $5.3 million.

The amendments increased the amount of the revolving credit facility that could be used to support the issuance of letters of credit from $800 million to $1.3 billion. The amendments changed our total debt to EBITDA ratio covenant and our interest coverage ratio covenant, both as defined in the 1999 Credit Facility, as follows:

December 31,

	2001	2002	2003	2004	2005	2006

Total Debt/EBITDA

Current	5.75x	5.75x	5.25x	4.50x	4.25x	3.50x

Prior	4.50x	4.00x	3.50x	3.50x	3.50x	3.50x

EBITDA/Total Interest

Current	2.00x	2.00x	2.25x	2.50x	2.75x	3.00x

Prior	2.50x	2.75x	3.00x	3.00x	3.00x	3.00x

At December 31, 2001, we were in compliance with all financial covenants. At December 31, 2001 our debt to EBITDA ratio, as defined by the loan agreement was 5.02:1 and our EBITDA to total interest ratio was 2.29:1.

Financing Plan

We currently intend to use our free cash flow to repay debt in 2002, 2003 and 2004. We intend to do this while continuing to reinvest in our business through capital expenditures and tuck-in acquisitions. We think that without new sources of funding we can repay from internally generated cash flow about $275 million of our debt in 2002. We do not believe the current state of the economy will worsen during 2002, but this is possible and if it does, our internally generated cash flows could be less. Depending on the strength and timing of an economic recovery, we think we could repay debt in 2003 and in 2004 at amounts above the 2002 estimated levels. These amounts could increase if economic recovery occurs sooner than we anticipate. They could also increase if we sell assets for proceeds that exceed the cost of assets we acquire. Further reductions in debt could occur if we raise equity funds in the capital markets.

Significant elements of the 1999 Credit Facility expire in July 2005. In late 2003 or early 2004 we intend to re-finance the 1999 Credit Facility. The total amount of the 1999 Credit Facility was $4.358 billion at December 31, 2001. At December 31, 2001, we had $3.058 billion in funded term loans outstanding. We had no cash draws outstanding on the $1.3 billion revolving credit facility. We had $508 million in letters of credit drawn on the revolving line of credit that support financial assurance purposes, leaving $792 million remaining available. We believe that between December 31, 2001 and the time we refinance the 1999 Credit Facility, we will reduce its size by about $1.5 billion. We believe we have several alternatives available to us that will allow this reduction to occur. The alternatives include cash flow from operating activities, possible asset divestitures in excess of acquisitions and potential capital market transactions. Capital market transactions could involve either new capital for us or refinancing short-term maturities for longer-term maturities or some combination of both. Our course of action is subject to ongoing analysis and is dependent on a favorable economic environment. The exact size, combination or timing of these events has not yet been determined, and we cannot assume that we will be able to secure a refinancing on terms we regard as favorable, or at all.

Effects of Finance Plan on our Interest Rate Swap Portfolio Accounting

Consistent with our risk management policy, we enter into floating-rate to fixed-rate swap agreements for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt. Our strategy is to use floating to fixed interest rate swap agreements when such transactions will serve to reduce our aggregate exposure. We enter into these contracts solely for the purpose of reducing risk; positions are not taken for trading purposes. Our risk management policy requires that we evaluate the credit of our counterparties and that we monitor counterparty exposure. At December 31, 2001, counterparties for 83% of our interest rate swap portfolio were rated either AA or AA-. The counterparties for the remaining 17% were rated from A+ to A.

Our interest rate swap portfolio continues to fix a significant portion of our variable rate interest payment obligation, protecting us from cash flow variations arising from changes in short term interest rates. We believe this is prudent given our capital structure. At December 31, 2001, we had $2.887 billion of notional amount of interest rate swap contracts with a weighted average 24 months to maturity. These contracts expire 15% during 2002, 28% during 2003, 48% during 2004 and 9% during 2005. Our 1999 Credit Facility requires that 50% of our outstanding credit facility remain hedged through July 2002 and our corporate policy is that at least 75% of our total debt must be effectively fixed, either directly or through interest rate swap agreements. At December 31, 2001, approximately 96% of our debt was fixed, 64% directly, and 32% through interest rate swap agreements. The average interest rate paid under swap contracts at December 31, 2001 was 6.29% compared to LIBOR of 1.88%.

Upon adoption of Statement of Financial Account Standards 133, Accounting for Derivative and Hedging Activities as amended by SFAS 138, Accounting for Certain Derivative and Hedging Activities, on January 1, 2001, and subsequently throughout the first three quarters of 2001, business plan assumptions were analyzed and evaluated in relation to the amount of anticipated floating rate bank debt outstanding. We analyzed the amount, scheduled repayment dates and terms of the bank debt. Based on this analysis, we maintained a hedge portfolio with expiration dates not exceeding the anticipated repayment dates of the variable rate bank debt. Accordingly, we achieved an effective hedging relationship with our bank debt and our swap portfolio.

For a swap to be accounted for as an effective hedge, at its inception and on an ongoing basis the forecasted transaction must be likely to occur – in our case, our swap portfolio may not exceed the amount or term of the bank debt outstanding.

The updated Financing Plan, which is based on new circumstances not anticipated at the time we entered into the interest rate swap agreements, contemplates the possibility of refinancing or prepaying variable rate debt before the expiration of some interest rate swap contracts, and as a result, in accordance with SFAS 133 we are required to re-characterize certain interest rate swap contracts from designated hedges to de-designated hedges. This is because it is possible that future interest rate payments on the underlying variable rate debt may cease prior to the expiration of the related hedge contract portfolio. Nonetheless, until the underlying variable rate debt is paid, the de-designated contracts will remain in force to protect us from cash flow variability.

For contracts which remain designated as hedges, settlement payments in each period are included as part of our interest expense. Periodic changes in the market value of those contracts will remain in shareholders’ equity in Accumulated Other Comprehensive Income (“AOCI”). The liability will fluctuate with market interest rate changes, but will reduce to zero over the terms of each of our interest rate swap instruments.

For de-designated contracts, settlement payments and periodic changes in market values of the contracts will be presented on the face of the income statement as a gain or loss on derivative contracts. Periodic changes in market value for de-designated contracts previously were deferred in AOCI. These changes will now be recorded in the income statement as a gain or loss on a derivative contract. For de-designated contracts the total amount of loss in AOCI at December 31, 2001 (the time of de-designation) was approximately $65 million ($40 million, net of income tax benefit). The gross amount will be amortized into interest expense over the remaining terms of the de-designated contracts.

The following table outlines our debt and interest rate swap contract maturities as of December 31, 2001 (in thousands):

	2002	2003	2004	2005	2006	Thereafter	Discount, net	Total

Debt
Bank Debt	$—	$182,785	$450,000	$525,000	$864,018	$1,036,822	$—	$3,058,625

All Other	22,130	174,837	239,671	94,544	629,821	5,145,528	(105,523)	6,201,008

Total	$22,130	$357,622	$689,671	$619,544	$1,493,839	$6,182,350	$(105,523)	$9,259,633

Interest rate swap contracts

Designated	$436,822	$250,000	$475,000	$250,000	$—	$—	$—	$1,411,822

De-designated	—	550,000	925,000	—	—	—	—	1,475,000

Total	$436,822	$800,000	$1,400,000	$250,000	$—	$—	$—	$2,886,822

New Accounting Standards

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations (SFAS 143), which outlines standards for accounting for an obligation associated with the retirement of a long-lived tangible asset. This standard will apply to our accounting for landfill closure and post-closure obligations. We are required to adopt SFAS 143 by January 1, 2003 and are currently assessing the impact, if any, that this statement will have on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of (SFAS 121). SFAS 144 provides a single accounting model for impairment of long-lived assets held for use and for long-lived assets that are to be disposed of by sale (including discontinued operations). SFAS 144 does not cover impairment of goodwill. We adopted SFAS 144 on January 1, 2002. There was no impact on our consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, Business Combinations (SFAS 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interest method standard. Adoption did not have a material impact on our consolidated financial statements. The effective date for SFAS 142 was fiscal years beginning after December 15, 2001.

SFAS 142, among other things, eliminates the amortization of goodwill and instead requires an annual assessment of goodwill impairment by applying a fair value based test. SFAS 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized and that no goodwill be amortized after January 1, 2002. Accordingly, we have not amortized any goodwill for assets acquired subsequent to July 1, 2001 and beginning January 1, 2002, we no longer amortize goodwill. During the years ended December 31, 2001 and 2000, we recorded goodwill amortization of $226.7 million and $223.2 million, respectively. We have evaluated the impact of this statement and tested our existing goodwill for realizability and determined that we have no impairment of our goodwill and therefore no impact upon adoption to our consolidated financial statements effective January 1, 2002. However, in the past, we have incurred non-cash losses on sales of assets when it was determined that re-deployment of the proceeds from the sale of such assets improved operational strategy and was economically beneficial. If such decisions are made in the future, we could incur additional non-cash losses on asset sales. This is because, under SFAS 142 we evaluate goodwill impairment based on a fair value approach at an overall reporting unit level, which aggregates several business units with similar operational characteristics. A divestiture of any individual asset below the reporting unit level could result in a loss. Total net unamortized goodwill at December 31, 2001 is approximately $8.6 billion, of which approximately $6.9 billion is not deductible for income tax purposes. Following is the calculation of our estimated diluted earnings per share for the years ended December 31, 2001 and 2000 without the impact of goodwill amortization (in thousands, except per share amounts, unaudited):

	Year Ended
	December 31,

	2001	2000

Income before income taxes (before extraordinary loss and including minority interest)	$266,293	$375,193

Add: goodwill amortization	226,713	223,244

Income before goodwill amortization	493,006	598,437

Less: income tax provision	212,332	257,953

Net income	280,674	340,484

Less: dividends	73,012	—

Net income available to common shareholders	$207,662	$340,484

Weighted average common and common equivalent shares	194,906	249,618

Diluted EPS, without goodwill amortization	$1.07	$1.36

Risk Factors

Leverage and Ability to Service Debt. We have had and will likely continue to have a substantial amount of outstanding indebtedness with significant debt service requirements. At December 31, 2001, our consolidated debt was approximately $9.3 billion. The degree to which we are leveraged could have important consequences. For example it could:

         •     make it more difficult for us to satisfy our obligations with respect to our debt;

         •     require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund working capital, capital expenditures and for other general corporate purposes;

         •     increase our vulnerability to economic downturns in our industry;

         •     increase our vulnerability to interest rate increases to the extent any of our variable rate debt is not hedged;

         •     place us at a competitive disadvantage compared to our competitors that have less debt in relation to cash flow;

         •     limit our flexibility in planning for or reacting to changes in our business and our industry;

         •     limit, among other things, our ability to borrow additional funds or obtain other credit based financing capacity; and

         •     subject us to a greater risk of noncompliance with financial and other restrictive covenants in our indebtedness. The failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material negative effect on us.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. Our ability to make payment on our indebtedness will depend on our ability to generate cash flow in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our 1999 Credit Facility will be adequate to meet our liquidity needs for the foreseeable future.

We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our 1999 Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our 1999 Credit Facility, on commercially reasonable terms or at all.

Our 1999 Credit Facility, and certain of the agreements governing our other indebtedness contain covenants that restrict our ability to make distributions or other payment to our investors and creditors unless certain financial tests or other criteria are satisfied. We must also comply with certain specified financial ratios and tests. In some cases, our subsidiaries are subject to similar restrictions which may restrict their ability to make distributions to us. In addition, our credit facility and these other agreements contain additional affirmative and negative covenants, including limitation on our ability to incur additional indebtedness and to make acquisitions and capital expenditures. All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

If we do not comply with these covenants and restrictions, we could be in default under those agreements, and the debt, together with accrued interest, could then be declared immediately due and payable. If we default under our 1999 Credit Facility, the lenders could cause all of our outstanding debt obligations under that credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness or prevent us from making debt service payments on any other indebtedness we owe. If we are unable to repay any borrowings when due, the lenders under our 1999 Credit Facility could proceed against their collateral, which includes most of the assets we own, including the stock and assets of our subsidiaries. In addition, any default under our 1999 Credit Facility or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross acceleration or cross-default provisions. Our ability to comply with these provisions of our 1999 Credit Facility and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control.

Competition. The non-hazardous waste collection and disposal industry is highly competitive. We compete with large companies and municipalities which may have greater financial and operations resources. We also compete with the use of alternatives to landfill disposal because of state requirements to reduce landfill disposal and we can not ensure that our landfills will continue to operate at full capacity. The non-hazardous waste collection and disposal industry is led by three large national waste management companies: Allied, Waste Management, Inc., and Republic Services, Inc. It also includes numerous regional and local companies. Many counties and municipalities that operate their own waste collection and disposal facilities have the benefits of tax-exempt financing and may control the disposal of waste collected within their jurisdictions.

We encounter competition due to the use of alternatives to landfill disposal, such as recycling and incineration. Further, most of the states in which we operate landfills have adopted plans or requirements that require counties to adopt comprehensive plans within the next few years to reduce the volume of solid waste deposited in landfills through waste planning, composting and recycling or other programs. State and local governments are increasingly mandating waste reduction at the source and prohibiting the disposal of certain types of wastes, such as yard wastes, at landfills. These trends may reduce the volume of waste going to landfills in certain areas. If this occurs, we cannot assure that we will be able to operate our landfills at their full operating capacity or charge current prices for landfill disposal services due to the decrease in demand for services. We also encounter competition in our acquisition of landfills and collection operations. This competition is due to our competitors’ interest in acquiring solid waste assets.

Business Strategy. Over the long term, our ability to continue to sustain our current vertical integration strategy will depend on our ability to maintain appropriate landfill capacity, collection operations and transfer stations. We cannot assure you that we will be able to replace such assets either timely or cost effectively or integrate acquisition candidates effectively or profitably. Further, we cannot assure you that we will be successful in expanding the permitted capacity of our current landfills once our landfill capacity is full. In such event, we may have to dispose collected waste at landfills operated by our competitors or haul the waste long distances at a higher cost to another of our landfills, which could significantly increase our waste disposal expenses.

In the past, we have incurred non-cash losses on sales of assets when it was determined that re-deployment of the proceeds from the sale of such assets either to pay down debt or to purchase other assets that improve our integrated operation strategy was economically beneficial. If such decisions are made in the future, we could incur additional non-cash losses on asset sales.

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

Ongoing Capital Requirements. Our ability to remain competitive, sustain growth and expand operations largely depends on our cash flow from operations and access to capital. We intend to fund our cash needs through cash flow from operations and borrowings under our 1999 Credit Facility, if necessary. However, we may require additional equity and/or debt financing for debt repayment obligations and to fund our growth. We spent approximately $596.5 million for capital expenditures and closure and post-closure and remediation expenditures related to our landfill operations during 2001, and we expect to spend approximately $760 million for these purposes in 2002. If we undertake more acquisitions or further expand our operations, the amount we expend on capital, closure and post-closure and remediation expenditures will increase. The increase in expenditures may result in low levels of working capital or require us to finance working capital deficits.

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

We are required to provide certain financial assurances to governmental agencies under applicable environmental regulations relating to our landfill and collection operations. We are required to provide approximately $1.6 billion in financial assurance obligations relating to our landfill operations. Additionally we have approximately $460 million in operational performance bonds with various municipalities and approximately $95 million of financial guarantee bonds for self-insurance. These financial assurances include surety bonds, letters of credit, insurance policies and trust deposits required principally to secure our estimated landfill closure and post-closure obligations and collection contracts. The mix of financial assurance instruments may change in the future, which may result in an increased use of letters of credit as financial assurance instruments. Letters of credit provided as financial assurance are issued under the 1999 Credit Facility and as such are a use of borrowing availability.

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

We may need to refinance our 2001 senior notes, the 1999 Credit Facility, the 1999 senior subordinated notes, the assumed BFI debt, the 1998 senior notes, and/or other indebtedness to pay the principal amounts due at maturity. In addition, we may need additional capital to fund future acquisitions and the integration of solid waste businesses. We cannot assure that our business will generate sufficient cash flow or that we will be able to obtain sufficient funds to enable us to pay our debt obligations and capital expenditures. In addition, we may be unable to refinance our debt obligation on commercially reasonably terms or at all.

At December 31, 2001, approximately 96% of our debt was fixed, 64% directly, and 32% through interest rate swap agreements. The amount of this swap contract portfolio was $2.887 billion. Upon the de-designation of $1.475 billion of this portfolio, non-cash mark to market gains and losses based on changes in future yield curves will be recorded in the statement of operations. Decreases in the yield curves could result in non-cash losses being recorded in the statement of operations.

Economic Conditions. Our business is affected by general economic conditions. The weakening in the U. S. economy has had a negative effect on our operating results, including decreases in revenues and EBITDA. Additionally, as is expected in a down-cycle economic environment, we have experienced the negative effects of reductions in the rate of volume growth at our landfills, as well as increased competitive pricing pressure and customer turnover. The events of September 11th further exacerbated difficult conditions in the U.S. economy and our industry generally. If economic conditions continue to deteriorate, that will continue to put pressure on the volume of waste being disposed at our facilities and the pricing that we are able to achieve for our services. In addition, worsening economic conditions may lead to further negative effects of customer turnover. There can be no assurance that worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.

Seasonal Weather Conditions. Our collection and landfill operations could be adversely affected by long periods of inclement weather which interfere with collection and landfill operations, delay the development of landfill capacity and/or reduce the volume of waste generated by our customers. In addition, certain of our operations may be temporarily suspended as a result of particularly harsh weather conditions. Severe weather can negatively affect the costs of collection and disposal. Long periods of inclement weather could have an adverse effect on our results of operations.

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

Our compliance with regulatory requirements is costly. We are often required to enhance or replace our equipment and to modify landfill operations or initiate final closure of a landfill. We cannot assure you that we will be able to implement price increases sufficient to offset the cost of complying with these standards. In addition, environmental regulatory changes could accelerate or increase expenditures for closure and post-closure monitoring at solid waste facilities and obligate us to spend sums in addition to those presently accrued for such purposes.

In addition to the costs of complying with environmental regulations, we incur costs to defend against litigation brought by government agencies and private parties who allege we are in violation of our permits. As a result, we may be required to pay fines or may lose certain permits and licenses. We are, and also may be in the future, defendants in lawsuits brought by governmental agencies and surrounding landowners who assert claims alleging environmental damage, personal injury, property damage and/or violations of permits and licenses by us. A significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine could have a material negative effect on our financial condition.

Certain of our waste disposal operations traverse state and county boundaries. In the future, our collection, transfer and landfill operations may also be affected by proposed federal legislation that authorizes the states to enact legislation governing interstate shipments of waste. Such proposed federal legislation may allow individual states to prohibit or limit importing out-of-state waste to be disposed of and may require states, under certain circumstances, to reduce the amount of waste exported to other states. If this or similar legislation is enacted in states in which we operate landfills that receive a significant portion of waste originating from out-of-state, our operations could be negatively affected. We believe that several states have proposed or have considered adopting legislation that would regulate the interstate transportation and disposal of waste in the states’ landfills. Our collection, transfer and landfill operations may also be affected by “flow control” legislation which may be proposed in the United States Congress. This proposed federal legislation may allow states and local governments to direct waste generated within their jurisdiction to a specific facility for disposal or processing. If this or similar legislation is enacted, state or local governments with jurisdiction over our landfills could act to limit or prohibit disposal or processing of waste in our landfills.

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

Hazardous Substances Liability. We are a potentially responsible party at many sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, and analogous state laws. CERCLA has been interpreted to impose strict, joint and several liability on current and former owners or operators of a facility at which there has been a release or a threatened release of a “hazardous substance”, on persons who arrange for the disposal of such substances at the facility and on persons who transport such substances to facilities selected by such persons. Hundreds of substances are defined as “hazardous” under CERCLA and their presence, even in minute amounts, can result in substantial liability. As used in this report, “non-hazardous waste” means substances that are not defined as hazardous waste under federal regulations. The statute provides for the remediation of contaminated facilities and imposes costs on the responsible parties. The expense of conducting such a cleanup can be significant. We have significant liabilities under these laws, primarily due to acquired businesses and properties and their former operations. Notwithstanding our efforts to comply with applicable regulations and to avoid transporting and receiving hazardous substances, we may have additional liability because such substances may be present in waste collected by us or disposed of in our landfills, or in waste collected, transported or disposed of in the past by acquired companies. In addition, actual costs for these liabilities could be significantly greater than amounts presently accrued for these purposes.

Potential Undisclosed Liabilities Associated with our Acquisitions. In connection with any acquisition made by us, there may be liabilities that we fail to discover or are unable to discover including liabilities arising from non-compliance with environmental laws by prior owners and for which we, as successor owner, may be responsible. Similarly, we incur capitalized costs associated with acquisitions or other business ventures, which may never be consumated, resulting in a potential charge to earnings.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to interest rate risk on our variable rate long-term debt. To moderate the risk from interest rate fluctuations, we enter into hedging transactions that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

We have effectively converted a significant portion of our long-term debt, which required payment at variable rates of interest, to fixed rate obligations through interest rate swap transactions. These transactions required us to pay fixed rates of interest on notional amounts of principal to counter-parties. The counter-parties, in turn, paid to us variable rates of interest on the same notional amounts of principal. Increases or decreases in short-term market rates did not materially impact earnings and cash flow in 2001 as a significant portion of variable rate debt had been swapped for fixed rates. The following interest rate table summarizes all interest rate swaps that were in effect and their fair value as of December 31, 2001:

					Fair Market
Notional Principal					Value
(in thousands)	Maturity	Interest Paid	Underlying Obligations	Interest Received	(in thousands)

$2,886,822	May 2002-March 2005	6.29%	Credit Agreement Term Loan Facility	Libor	$(140,693)

At December 31, 2001, 96% of our debt was fixed either directly or through interest rate swap agreements. Accordingly, any changes in interest rates would have a minimal impact on our net income. See Notes 1 and 6 to our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding how we manage interest rate risk.

Item 8. Financial Statements and Supplementary Data

         Report of Independent Public Accountants.

         Consolidated Balance Sheets as of December 31, 2001 and 2000.

         Consolidated Statements of Operations for the Three Years Ended December 31, 2001.

         Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2001.

         Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2001.

         Notes to Consolidated Financial Statements.

Report of Independent Public Accountants

To Allied Waste Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Allied Waste Industries, Inc., (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Waste Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the financial statements, effective January 1, 1999, the Company changed its method of accounting for the capitalization of interest, and effective January 1, 2001, the Company changed its method for accounting for derivatives.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II listed in Item 14 of Part IV herein is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Phoenix, Arizona
February 8, 2002

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,

	2001	2000

ASSETS

Current Assets —

Cash and cash equivalents	$158,841	$122,094

Accounts receivable, net of allowance of $31,876 and $43,099	751,416	823,259

Prepaid and other current assets	132,026	119,483

Deferred income taxes, net	156,203	206,867

Total current assets	1,198,486	1,271,703

Property and equipment, net	4,010,886	3,860,538

Goodwill, net	8,556,877	8,717,438

Other assets, net	580,844	663,955

Total assets	$14,347,093	$14,513,634

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities —

Current portion of long-term debt	$22,130	$13,997

Accounts payable	456,063	476,333

Accrued closure, post-closure and environmental costs	126,885	153,226

Accrued interest	192,872	165,954

Other accrued liabilities	402,816	564,154

Unearned revenue	232,769	226,088

Total current liabilities	1,433,535	1,599,752

Long-term debt, less current portion	9,237,503	9,635,124

Deferred income taxes	418,836	358,637

Accrued closure, post-closure and environmental costs	878,006	880,580

Other long-term obligations	624,390	271,882

Commitments and contingencies Series A senior convertible preferred stock, 1,000 shares authorized, issued and outstanding, liquidation preference of $1,169 and $1,096 per share	1,169,044	1,096,046

Stockholders’ Equity —

Common stock	1,962	1,961

Additional paid-in capital	1,055,353	1,114,554

Accumulated other comprehensive loss	(85,120)	—

Retained deficit	(386,416)	(444,902)

Total stockholders’ equity	585,779	671,613

Total liabilities and stockholders’ equity	$14,347,093	$14,513,634

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,

	2001	2000	1999

Revenues	$5,565,260	$5,707,485	$3,341,071

Cost of operations excluding acquisition related and unusual costs	3,195,209	3,280,027	1,948,964

Selling, general and administrative expenses excluding acquisition related and unusual costs	438,744	417,558	231,366

Depreciation and amortization	466,323	450,794	273,368

Goodwill amortization	226,713	223,244	110,726

Acquisition related and unusual costs	27,785	100,841	588,855

Non-cash loss on asset sale	107,011	26,486	—

Operating income	1,103,475	1,208,535	187,792

Equity in earnings of unconsolidated affiliates	(14,072)	(50,788)	(20,785)

Interest income	(6,072)	(4,127)	(7,212)

Interest expense	853,653	882,282	443,044

Income (loss) before income taxes	269,966	381,168	(227,255)

Income tax expense (benefit)	190,834	237,540	(8,756)

Minority interest	3,673	5,975	2,751

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	75,459	137,653	(221,250)

Extraordinary loss, net of income tax benefit	16,973	13,266	3,223

Cumulative effect of change in accounting principle, net of income tax benefit	—	—	64,255

Net income (loss)	58,486	124,387	(288,728)

Dividends on preferred stock	73,012	68,452	27,789

Net income (loss) available to common shareholders	$(14,526)	$55,935	$(316,517)

Basic EPS:

Income (loss) available to common shareholders before extraordinary loss and cumulative effect of change in accounting principle, net of income tax benefit	$0.01	$0.37	$(1.33)

Extraordinary loss, net of income tax benefit	(0.08)	(0.07)	(0.02)

Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(0.34)

Net income (loss) available to common shareholders	$(0.07)	$0.30	$(1.69)

Weighted average common shares	189,583	188,814	187,801

Diluted EPS:

Income (loss) available to common shareholders before extraordinary loss and cumulative effect of change in accounting principle, net of income tax benefit	$0.01	$0.36	$(1.33)

Extraordinary loss, net of income tax benefit	(0.08)	(0.07)	(0.02)

Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(0.34)

Net income (loss) available to common shareholders	$(0.07)	$0.29	$(1.69)

Weighted average common and common equivalent shares	194,906	191,122	187,801

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

						Comprehensive
					Total	Loss for the Twelve
	Common	Additional Paid-In	Accumulated	Retained	Stockholders'	Months Ended
	Stock	Capital	Comprehensive Loss	Deficit	Equity	December 31,

Common stock issued, net	$2	$220	$—	$—	$222

Stock options, net	14	20,480	—	—	20,494

Dividends declared on Series A senior convertible preferred stock	—	(27,789)	—	—	(27,789)

Net loss	—	—	—	(288,728)	(288,728)	$(288,728)

Equity transactions of pooled Companies	24	3,582	—	117	3,723

Other comprehensive income, net of tax	—	—	—	—	—	—

Balance as of December 31, 1999	$1,885	$1,179,181	$—	$(569,289)	$611,777	$(288,728)

Common stock issued, net	73	2,670	—	—	2,743

Stock options, net	3	1,155	—	—	1,158

Dividends declared on Series A senior convertible preferred stock	—	(68,452)	—	—	(68,452)

Net income	—	—	—	124,387	124,387	$124,387

Other comprehensive income, net of tax	—	—	—	—	—	—

Balance as of December 31, 2000	$1,961	$1,114,554	$—	$(444,902)	$671,613	$124,387

Common stock issued, net	(6)	5,477	—	—	5,471

Stock options, net	7	8,334	—	—	8,341

Dividends declared on Series A senior convertible preferred stock	—	(73,012)	—	—	(73,012)

Net income	—	—	—	58,486	58,486	$58,486

Other comprehensive loss, net of tax:

Cumulative effect of change in accounting principle	—	—	(45,193)	—	(45,193)	(45,193)

Net loss deferred on hedging derivatives	—	—	(89,194)	—	(89,194)	(89,194)

Less: Net loss on hedging derivatives reclassified to earnings	—	—	49,267	—	49,267	49,267

Balance as of December 31, 2001	$1,962	$1,055,353	$(85,120)	$(386,416)	$585,779	$(26,634)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2001	2000	1999

Operating activities —

Net income (loss)	$58,486	$124,387	$(288,728)

Adjustments to reconcile net income (loss) to cash provided by operating activities—

Provisions for:

Depreciation and amortization	693,036	674,038	384,094

Non-cash acquisition related and unusual costs and loss on asset sales	107,011	26,486	105,186

Cumulative effect of change in accounting principle, net of income tax benefit	—	—	64,255

Undistributed earnings of equity investment in unconsolidated affiliates	(14,072)	(38,190)	13,217

Doubtful accounts	23,937	19,463	10,305

Accretion of debt and amortization of debt issuance costs	42,658	44,219	27,155

Deferred income tax provision (benefit)	169,533	193,054	(115,964)

Gain on sale of fixed assets	(13,862)	(10,513)	(5,346)

Extraordinary loss due to early extinguishments of debt, net of income tax benefit	12,348	13,266	3,223

Change in operating assets and liabilities, excluding the effects of purchase acquisitions—

Accounts receivable, prepaid expenses, inventories and other	(8,376)	3,238	(100,586)

Accounts payable, accrued liabilities, unearned income, stock option tax benefits and other	(21,951)	(41,859)	13,099

Non-recurring acquisition accruals	(115,106)	(167,542)	382,643

Closure and post-closure provision	67,202	61,727	35,242

Closure, post-closure and environmental expenditures	(95,630)	(98,458)	(38,784)

Cash provided by operating activities	905,214	803,316	489,011

Investing activities —

Cost of acquisitions, net of cash acquired	(249,462)	(802,876)	(7,589,597)

Proceeds from divestitures, net of cash divested	359,866	1,039,182	468,880

Accruals for acquisition price and severance costs	(1,668)	(27,820)	15,171

Net distributions from (contributions to) unconsolidated affiliates	—	15,372	(17,011)

Capital expenditures, excluding acquisitions	(500,912)	(389,918)	(339,192)

Capitalized interest	(45,704)	(45,352)	(25,474)

Proceeds from sale of fixed assets	30,879	42,874	53,246

Change in deferred acquisition costs, notes receivable and other	(27,047)	(41,413)	(28,555)

Cash used for investing activities	(434,048)	(209,951)	(7,462,532)

Financing activities —

Net proceeds from sale of common stock and exercise of stock options and warrants	6,401	1,724	10,198

Net proceeds from sale of preferred stock	—	—	973,881

Proceeds from long-term debt, net of issuance costs	2,755,829	2,202,000	8,672,295

Repayments of long-term debt	(3,196,649)	(2,796,400)	(2,601,190)

Cash provided by (used for) financing activities	(434,419)	(592,676)	7,055,184

Increase in cash and cash equivalents	36,747	689	81,663

Cash and cash equivalents, beginning of year	122,094	121,405	39,742

Cash and cash equivalents, end of year	$158,841	$122,094	$121,405

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies

Allied Waste Industries, Inc., (“Allied”, “we” or “the Company”), a Delaware corporation, is the second largest, non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous waste collection, transfer, recycling and disposal services in 39 states geographically identified as the Atlantic, Central, Great Lakes, Midwest, Northeast, Southeast, Southwest and West regions of the United States.

On July 30, 1999, we completed the acquisition of Browning-Ferris Industries, Inc. (“BFI”) for approximately $7.7 billion of cash and the assumption of approximately $1.9 billion of BFI debt. Prior to the acquisition, BFI was the second largest non-hazardous solid waste company in North America and provided integrated solid waste management services, including residential, commercial and industrial collection, transfer, disposal and recycling.

Principles of consolidation and presentation —

The Consolidated Financial Statements include the accounts of Allied and our subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

Cash and cash equivalents —

The Company utilizes a cash management system under which a book balance cash overdraft exists for the Company’s primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in bank accounts. The Company’s funds are transferred on an as-needed basis to pay for clearing checks. At December 31, 2001 and 2000, cash overdrafts of $147.0 million and $149.5 million, respectively, were included in accounts payable. The Company considers any liquid investments with an original maturity of three months or less to be cash equivalents. Amounts are stated at quoted market prices.

Concentration of credit risk —

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and trade receivables. We place our cash and cash equivalents with high quality financial institutions and manage the amount of credit exposure with any one financial institution.

We provide services to approximately 10 million residential, commercial and industrial customers throughout the United States. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base. We perform ongoing credit evaluations of our customers, but do not require collateral to support customer receivables. We establish an allowance for doubtful accounts based on payment performance factors, historical trends and other information.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill —

Goodwill is the cost in excess of fair value of identifiable assets in business combinations accounted for using the purchase method of accounting and has been amortized on a straight-line basis over 40 years. We have not amortized any goodwill for assets acquired subsequent to June 30, 2001 and beginning January 1, 2002, we no longer amortize any goodwill in accordance with the adoption of Statement of Financial Accounting Standards No. 142, (“SFAS 142”), Goodwill and Other Intangible Assets. See recently issued accounting pronouncements. We have allocated goodwill when appropriate, to the operating assets based on a percentage of acquired assets’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) to the total acquired EBITDA. We review goodwill for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of goodwill might warrant revision or that the balance may not be recoverable. We evaluate possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, to the net book value of assets including goodwill. If undiscounted cash flows are insufficient to recover assets, further analysis is performed in order to determine the amount of the impairment. We record an impairment loss equal to the amount by which the carrying amount of the assets exceeds their fair market value. Fair market value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. In instances where goodwill is identified with assets that are subject to an impairment loss, the carrying amount of the identified goodwill is reduced before making any reduction to the carrying amounts of impaired tangible long-lived assets. Goodwill amortization of $226.7 million, $223.2 million and $110.7 million was recorded for the years ended December 31, 2001, 2000 and 1999, respectively. Accumulated goodwill amortization was $635.2 million and $408.5 million at December 31, 2001 and 2000, respectively.

Other assets —

At December 31, 2001 and 2000, respectively, other assets include investments in unconsolidated affiliates of $179.9 million and $238.3 million, deferred financing costs of $175.0 million and $189.2 million, prepaid pension asset of $100.0 million and $80.1 million, landfill closure deposits of $36.6 million and $32.7 million, deferred contract costs of $21.9 million and $13.2 million and other miscellaneous non-current assets. Deferred finance and deferred contract charges include costs incurred to obtain financing and to acquire businesses. Upon funding of debt offerings, deferred financing costs are capitalized as debt issuance costs and amortized using the effective interest method over the life of the related debt. Direct costs related to acquisitions under evaluation are capitalized and reviewed for realization on a periodic basis. Miscellaneous assets include consulting and non-competition agreements, which are amortized in accordance with the terms of the respective agreements and contracts, generally not exceeding five years.

Other current liabilities —

At December 31, 2001 and 2000, respectively, other liabilities include the current portion of non-recurring acquisition accruals of approximately $75.0 million and $165.2 million, accrued payroll of $49.8 million and $48.9 million, and other miscellaneous current liabilities.

Accrued closure and post-closure costs —

Accrued closure and post-closure costs represent an estimate of the present value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills we currently own and/or operate or have retained upon divestiture. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by us for which we are responsible for closure and post-closure. For active landfills, the impact of changes determined to be changes in estimates, based on the annual update, are accounted for on a prospective basis except for instances where the cost expenditure will occur within 12 months. The present value of estimated future costs are accrued on a per unit basis as landfill disposal capacity is consumed. Discounting of future costs is applied where we believe that both the amounts and timing of related payments are reliably determinable. Changes in estimates for closed landfill sites are recognized when determined.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental costs —

We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value, as the timing of cash payments is not reliably determinable. Recoveries of environmental remediation costs from other parties are recorded when their receipts are deemed probable. Environmental liabilities and apportionment of responsibility among potentially responsible parties are accounted for in accordance with the guidance provided by the American Institute of Certified Public Accountants Statement of Position 96-1 (“SOP 96-1”) Environmental Remediation Liabilities.

Self-Insurance —

We are partially self-insured for general liability, automobile and workers’ compensation insurance with varying loss thresholds up to $1 million and fully self-insured for employee group health claims. The liability for unpaid claims and associated expenses, including claims incurred but not reported, is determined using actuarial valuations provided by independent companies. We use a third party to track and evaluate actual claims experience for consistency of data used in the annual actuarial valuation. At December 31, 2001 and 2000, we had self-insurance reserves totaling $88.1 million and $22.4 million, respectively.

Other long-term obligations —

At December 31, 2001 and 2000, respectively, other long-term obligations include the minority interest in consolidated subsidiaries of $182.3 million and $3.3 million (see note 3), the non-current portion of non-recurring acquisition accruals of $217.6 million and $196.9 million, derivative liabilities for interest rate swap contracts of $140.7 million and none (see note 6) and other obligations not expected to be paid within the following year.

Revenue —

Our revenues result primarily from fees charged to customers for waste collection, transfer, recycling and disposal services. We generally provide collection services under direct agreements with our customers or pursuant to contracts with municipalities. Commercial and municipal contract terms generally range from one to five years and commonly have renewal options. Our landfill operations include both company-owned landfills and landfills that we operate on behalf of municipalities.

Advance billings are recorded as unearned revenue, and revenue is recognized when services are provided, usually within 90 days.

Loss contracts —

We review our revenue producing contracts in the ordinary course of business to determine if the direct costs, exclusive of any non-variable costs, to service the contractual arrangements exceed the revenues to be produced by the contract. Any resulting excess direct costs over the life of the contract are expensed at the time of such determination.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Change in accounting principle — capitalized interest

In 1999, we evaluated our capitalized interest policy to assess the comparability of the calculation with the change in the business strategy resulting from the acquisition of BFI. Previously our strategy was focused on the acquisition and development of waste disposal capacity. Through the BFI acquisition, we substantially achieved our previous strategy and are now focusing on the increased utilization of landfill capacity. As a result of this assessment, we changed the method of calculating capitalization of interest under SFAS No. 34, Capitalization of Interest Cost. Previously, interest was capitalized using a method that defined the area of a landfill under development as all acreage considered available for development. Actual acquisition, permitting and construction costs incurred related to the area under development qualified for interest capitalization. Any costs incurred related to areas already developed and accepting waste no longer qualified for interest capitalization. Under the new methodology, the area of a landfill under development was defined as only the portion of the permitted acreage currently undergoing active cell development. The effect of this change in definition is to substantially reduce the acreage qualifying for interest capitalization. The costs upon which interest is capitalized continue to include the actual acquisition, permitting and construction costs incurred for cell development. Consistent with the prior policy, as construction of an area is completed and the area becomes available for use, the cell no longer qualifies for interest capitalization.

The impact of the change in accounting principle was a cumulative charge of approximately $64.3 million net of income taxes for the year ended December 31, 1999.

Change in accounting principle — derivatives

Effective January 1, 2001, we changed our method of accounting for derivative financial instruments in accordance with the adoption of SFAS 133, Accounting for Derivatives Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Hedging Activities. See note 6 on Derivative Instruments and Hedging Activities.

Non-recurring acquisition accruals and acquisition related and unusual costs —

At the time of an acquisition accounted for under the purchase method of accounting, we evaluate and adjust existing accruals to represent our estimate of the future costs to settle the assumed liabilities. Assumed liabilities are considered in the allocation of purchase price and goodwill valuation. Liabilities related to restructuring and abandonment activities, loss contracts or changes in estimates of environmental, litigation and regulatory compliance costs are charged to acquisition related and unusual costs in the period in which the acquisition is completed. Any subsequent changes to these estimates are also charged to acquisition related and unusual costs. At December 31, 2001 and 2000, we had approximately $292.6 million and $362.1 million, respectively, of non-recurring acquisition accruals remaining on our consolidated balance sheets, consisting primarily of loss contract, litigation, insurance liabilities and other commitments associated with the acquisition of BFI. Expenditures against non-recurring acquisition accruals, including severance costs in 2001 and 2000 were $116.8 million and $195.4 million, respectively.

During 2001, we recorded approximately $27.8 million of acquisition related and unusual costs primarily related to the billing system conversion associated with the acquisition of BFI. These non-recurring costs are decreasing as transition efforts are substantially complete at December 31, 2001.

During 2000, we recorded approximately $100.8 million of acquisition related and unusual costs primarily associated with the acquisition of BFI. These costs are comprised primarily of approximately $75.2 million of transition costs related to transitional employees, duplicative facilities and operations, and the billing system conversion which were expensed as incurred. Additionally, we charged $30.2 million related to changes in estimated loss contract provisions, restructuring and abandonment liabilities, litigation liabilities and environmental related matters and reversed approximately $4.6 million of accruals established in connection with the acquisition of BFI.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 1999, we recorded $524.3 million of acquisition related and unusual costs associated with the $9.6 billion acquisition of BFI in July 1999. These costs are comprised of approximately $267.0 million related to changes in estimates of environmental liabilities as a result of assessments performed by third-party and in-house engineers and legal counsel; $93.5 million related to changes in estimates of litigation liabilities for employee-related, regulatory and other commercial litigation matters; $77.4 million for costs related to transitional employees and duplicative facilities and operations; $33.8 million related to commitment fees for financing which was ultimately not required; $32.6 million related to future anticipated losses on specifically-identified contracts; and $20.0 million for changes to self-insurance accruals based upon third-party actuarial reviews.

Also during 1999, we recorded approximately $43.5 million for non-cash asset impairments for Allied assets held for sale; $26.1 million representing the write off of deferred charges for previously targeted acquisitions no longer pursued; $1.8 million for non-cash asset impairments related to duplicative facilities; and $0.4 million in restructuring and abandonment costs related to other 1999 acquisitions. In addition, $7.2 million of accrued acquisition related costs associated with 1998 acquisitions were reversed to acquisition related and unusual costs.

Non-cash loss on asset sale —

In February 2001, we decided to accept an offer and sold certain non-integrated operations in the Northeast region for approximately $53 million. In connection with our strategic business model and ongoing review of the operations, we determined that the sale of such assets would allow us to deploy proceeds from the sale to purchase more productive assets in other markets that improve our market density and internalization. We initially used the proceeds to repay debt, and subsequently redeployed the proceeds to purchase other assets. The carrying value of the assets sold was approximately $160 million at the time of the sale. In connection with this sale, we recorded a non-cash loss of approximately $107 million ($65 million, net of income tax benefit). Revenues and net operating income of the sold operations represent less than 1% of our consolidated revenue and net operating income for the period prior to the sale during 2001. The assets were held for use and were not previously impaired based on the criteria and analysis under SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.

During 2000, we recorded $26.5 million of non-cash impairment related to divestitures of certain operations.

If we have changes in events or circumstances including the determination to divest of certain assets, we could incur other non-cash charges to earnings.

Extraordinary losses —

In November 2001, we repaid $736.9 million of the tranche A, B and C term loan facility prior to its maturity date, with net proceeds from the issuance of $750 million senior notes. In connection with this repayment, we recognized an extraordinary charge for the early extinguishment of the debt of approximately $12.4 million ($7.5 million, net of income tax benefit) related to the write-off of deferred debt issuance costs.

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

During 2000, we repaid the asset sale term loan and tranche D term loan facilities prior to the respective maturity date. In connection with these repayments, we recognized extraordinary charges for the early extinguishment of the debt of approximately $21.9 million ($13.3 million, net of income tax benefit) related to the write-off of deferred debt issuance costs.

In July 1999, we repaid our credit facility prior to its maturity date. In connection with this repayment, we recognized a non-cash extraordinary charge for the early extinguishment of the debt of approximately $5.3 million ($3.2 million net of income tax benefit) related to the write-off of deferred debt issuance costs.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of cash flows —

The supplemental cash flow disclosures and non-cash transactions for the three years ended December 31, 2001 are as follows (in thousands):

	Year Ended December 31,

	2001	2000	1999

Supplemental Disclosures - Interest paid (net of amounts capitalized)	$784,423	$853,770	$312,623

Income taxes paid (refunds received)	56,914	27,876	(74,855)

Non-Cash Transactions - Common stock, preferred stock or warrants issued in acquisitions or as commissions	$—	$—	$1,573

Debt incurred or assumed in acquisitions	2,146	5,326	1,801,053

Liabilities incurred or assumed in acquisitions	176,632	88,142	49,109

Dividends on preferred stock	73,012	68,452	27,789

Use of estimates —

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

Fair value of financial instruments —

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107, Disclosures About Fair Value of Financial Instruments (SFAS 107). Our financial instruments as defined by SFAS 107 include cash, money market funds, accounts receivable, accounts payable and long-term debt. We have determined the estimated fair value amounts at December 31, 2001 using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying value of cash, money market funds, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments (See notes 5 and 6 for fair value of debt and derivative instruments).

Stock-based compensation plans —

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, (APB 25) Accounting for Stock Issued to Employees and the related interpretations, which does not require a charge to the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. SFAS 123, Accounting for Stock-based Compensation (SFAS 123), requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures with respect to stock compensation and the related assumptions are used to determine the pro forma effects of SFAS 123 (see note 11).

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently issued accounting pronouncements —

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations (SFAS 143), which outlines standards for accounting for an obligation associated with the retirement of a long-lived tangible asset. This standard will apply to our accounting for landfill closure and post-closure obligations. We are required to adopt SFAS 143 by January 1, 2003 and are currently assessing the impact, if any, that this statement will have on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supercedes SFAS 121. SFAS 144 provides a single accounting model for impairment of long-lived assets held for use and for long-lived assets that are to be disposed of by sale (including discontinued operations). SFAS 144 does not cover impairment of goodwill. We adopted SFAS 144 on January 1, 2002. There was no impact on our consolidated financial statements.

In July 2001, the FASB issued SFAS 141, Business Combinations (SFAS 141) and SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interest method. Adoption of this standard did not have a material impact on our consolidated financial statements. The effective date for SFAS 142 was fiscal years beginning after December 15, 2001.

SFAS 142, among other things, eliminates the amortization of goodwill and instead requires an annual assessment of goodwill impairment by applying a fair value based test. SFAS 142 required that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized. During the years ended December 31, 2001 and 2000, the Company recorded goodwill amortization of $226.7 million and $223.2 million, respectively. We have evaluated the impact of this statement and tested our existing goodwill for realizability and determined that we have no impairment of our goodwill and therefore no impact upon adoption to our results of operation or financial position effective January 1, 2002. Total net unamortized goodwill at December 31, 2001 is approximately $8.6 billion, of which approximately $6.9 billion is not deductible for income tax purposes.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     Business Combinations

Acquisitions accounted for under the poolings-of-interests method are reflected in the results of operations as if the acquisition occurred on the first day of the earliest year presented. Acquisitions accounted for under the purchase method are reflected in the results of operations since the effective date of the acquisition. For those acquisitions accounted for using the purchase method, we allocate the cost of the acquired business to the assets acquired and liabilities assumed based upon their estimated fair values. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. Purchase accounting adjustments, acquisition related costs and other possible charges that may arise from the acquisitions may materially impact our future Consolidated Balance Sheets and Statements of Operations.

The following table summarizes acquisitions for the three years ended December 31, 2001, excluding the acquisition of BFI:

	2001	2000	1999

Number of businesses acquired accounted for as:

Poolings-of-interests	—	—	2

Purchases	53	50	52

Total acquisitions	53	50	54

Total consideration (in millions)	$264.4	$853.9	$467.5

Shares of common stock issued (in millions)	—	—	1.6

Unaudited pro forma statement of operations data —

For companies acquired during 2001, the unaudited pro forma effect assuming the 2001 acquisitions were acquired as of January 1, 2000 would have increased reported consolidated revenues by approximately $95.6 million and $176.7 million for the years ended December 31, 2001 and 2000, respectively. Our reported net income and earnings per share, excluding extraordinary losses, for the years ended December 31, 2001 and 2000 were not significantly impacted by the proforma effect of these acquisitions. These pro forma results do not purport to be indicative of our Consolidated Statements of Operations that might have occurred, nor which might occur in the future.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Property and Equipment

Property and equipment are recorded at cost, which includes interest to finance the acquisition and construction of major capital additions during the development phase, primarily landfills and transfer stations, until they are completed and ready for their intended use. Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (30-40 years), vehicles and equipment (3-10 years), containers and compactors (5-15 years) and furniture and office equipment (3-8 years). In accordance with SFAS 121, we evaluate long-lived assets, such as property and equipment, and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

The cost of landfill airspace, including original acquisition cost and incurred and projected landfill construction costs, is amortized over the capacity of the landfill based on a per unit basis as landfill airspace is consumed. We periodically review the realizability of our investment in operating landfills. Should events and circumstances indicate that any of our landfills be reviewed for possible impairment, such review for recoverability will be made in accordance with Emerging Issues Task Force Discussion Issue No. 95-23 (“EITF 95-23”) The Treatment of Certain Site Restoration/Environmental Exit Costs When Testing a Long-Lived Asset for Impairment. The EITF outlines how cash flows for environmental exit costs should be determined and measured.

Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives, are charged to expense as incurred. For the years ended December 31, 2001, 2000 and 1999, maintenance and repair expenses charged to cost of operations were $410.6 million, $430.0 million and $275.6 million, respectively. When property is retired, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

Property and equipment at December 31, 2001 and 2000 is as follows (in thousands):

	2001	2000

Land and improvements	$432,875	$406,700

Land held for permitting as landfills(1)	131,445	127,778

Landfills	2,269,407	1,997,733

Buildings and improvements	443,149	444,348

Vehicles and equipment	1,563,394	1,411,068

Containers and compactors	731,186	672,175

Furniture and office equipment	42,232	39,578

	5,613,688	5,099,380

Accumulated depreciation and amortization	(1,602,802)	(1,238,842)

	$4,010,886	$3,860,538

(1)	These properties have been approved for use as landfills, and we are currently in the process of obtaining the necessary permits.

On April 30, 2001, four subsidiaries were created to purchase fixed assets including vehicles, equipment, containers and compactors employed in our business. We own 1% of these subsidiaries and the remaining 99% is owned by subsidiaries of American Ref-Fuel Company LLC. However, since we exercise full operational control of these entities, their assets, liabilities and results from operations are included in our consolidated financial statements. The Consolidated Balance Sheets include the fixed assets purchased by these entities and related debt to fund these purchases. Additionally, we have a recorded minority interest liability of approximately $180 million related to the outside ownership interest, which is included in other long-term obligations on the Consolidated Balance Sheets. The Consolidated Statements of Operations include the depreciation expense related to the fixed assets purchased and interest expense related to the debt. Additionally, the Consolidated Statements of Cash Flows reflect all purchases of equipment by these entities as capital expenditures.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Investments In Unconsolidated Affiliates

On April 30, 2001, American Ref-Fuel Company LLC, a joint venture of Duke Energy North America and United American Energy Corporation, acquired our 100% ownership interest in the Ref-Fuel Chester, Pennsylvania facility; our 50% interest in the Rochester, Massachusetts facility; and our 51% interest in Ref-Fuel’s marketing company. The ownership structure of the four remaining Ref-Fuel facilities located in New York, New Jersey, and Connecticut was modified to give American Ref-Fuel Company LLC operational control of those entities. This transaction allowed us to reduce our debt requirements by approximately $300 million and reduced our letter of credit requirements by $200 million. In 2000, these operations generated approximate annual revenues, operating income and equity earnings of $70 million, $15 million, and $50 million, respectively.

In connection with the modification of the ownership structure of the Ref-Fuel facilities on April 30, 2001, we retained a minority ownership interest in these entities. Our equity investment in these entities was approximately $180 million at December 31, 2001 and is included in other assets, net on the Consolidated Balance Sheets. As part of the ownership modification, we had an option to exchange our minority interest in the Ref-Fuel facilities for Ref-Fuel’s 99% interest in our equipment purchasing subsidiaries. The Company has exercised this option and this exchange is scheduled to take place in April 2002. This exchange will have no impact on our results of operations. After the exchange, we will no longer have any interest in the Ref-Fuel entities and we will own 100% of the equipment purchasing subsidiaries.

We used the equity method of accounting for investments in unconsolidated subsidiaries over which we exercised control. The Summarized Combined Balance Sheet Data and the Statement of Operations Data presented in the table below indicate amounts related to the following equity investees in which we exercised control through a 50% ownership interest at December 31, 2000 and 1999: American Ref-Fuel Company, American Ref-Fuel Company of Hempstead, American Ref-Fuel Company of Essex, American Ref-Fuel Company of Southeastern Connecticut, American Ref-Fuel Company of Niagara, LP, and American Ref-Fuel Company of SEMASS, LP (American Ref-Fuel).

Summarized Combined Balance Sheet Data
(in thousands, unaudited)

	December 31, 2001(1)	December 31, 2000	December 31, 1999

Current assets	$115,768	$162,799	$147,863

Property and equipment, net of accumulated depreciation	764,496	1,086,470	1,116,711

Other non-current assets	194,002	245,836	248,378

Current liabilities	114,848	120,964	127,989

Long-term debt, net of current portion	707,243	1,098,605	1,123,414

Other long-term liabilities	178,246	216,597	199,828

Retained earnings	(13,147)	58,939	61,721

Summarized Combined Statement of Operations Data
(in thousands, unaudited)

	For the	For the	For the Five
	Year Ended	Year Ended	Months Ended
	December 31,	December 31,	December 31,
	2001(1)	2000	1999

Total revenue	$250,023	$363,719	$146,940

Operating income	116,816	159,113	52,216

Net income	59,383	95,118	27,328

(1)	These amounts exclude the results of Semass, LP and American Ref-Fuel Company, for which our ownership interest was divested on April 30, 2001.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our investments in and advances to equity investees approximated $240.0 million and $274.7 million at December 31, 2000 and 1999, respectively consisted of investments in excess of underlying equity of $134.3 million and $170.1 million, a subordinated note and other receivables of $76.2 million and $73.7 million, and our proportional share of net assets of $29.5 million and $30.9 million, respectively.

For the four months ended April 30, 2001, prior to the modification of the ownership structure the year ended December 31, 2000, and for the five months ended December 31, 1999, our equity in earnings of equity investees were approximately $14.1 million, $50.8 million and $20.8 million and dividends received from equity investees were approximately $12.6 million and $34.0 million, respectively for the year ended December 31, 2000 and for the five months ended December 31, 1999. There were no dividends received during 2001.

Differences between the equity in earnings we reported and our proportionate share of the combined earnings of the related investees result principally from differences in the recognition of expenses, goodwill amortization and the elimination of intercompany transactions.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     Long-term Debt

Long-term debt at December 31, 2001 and 2000 consists of the following (in thousands):

	2001	2000

Revolving credit facility, effective rate of 10.46%	$—	$435,000

Tranche A term loan facility, effective rate of 9.48% and 9.19%, respectively	1,157,785	1,675,000

Tranche B term loan facility, effective rate of 9.37% and 9.52%, respectively	864,018	1,250,000

Tranche C term loan facility, effective rate of 9.94% and 9.73%, respectively	1,036,822	1,500,000

Senior subordinated notes, interest at 10.00%, effective rate of 10.18%, including unamortized premium of $6,425 and $7,272, respectively	2,006,425	2,007,272

Senior notes, interest at 7.88%, effective rate of 8.14%, net of unamortized discount of $1,188 and $1,310, respectively	873,812	873,690

Senior notes, interest at 7.63%, effective rate of 7.97%	600,000	600,000

Senior notes, interest at 7.38%, effective rate of 7.89%, net of unamortized discount of $150 and $216, respectively	224,850	224,784

Senior notes, interest at 8.88%, effective rate of 9.14%	600,000	—

Senior notes, interest at 8.50%, effective rate of 8.59%	750,000	—

Debentures, interest at 7.40%, effective rate of 10.25%, net of unamortized discount of $76,969 and $79,251, respectively	283,031	280,749

Senior notes, interest at 6.10%, effective rate of 8.54%, net of unamortized discount of $3,679 and $7,194, respectively	153,010	149,495

Senior notes, interest at 6.38%, effective rate of 9.52%, net of unamortized discount of $19,141 and $22,305, respectively	142,059	138,895

Debentures, interest at 9.25%, effective rate of 9.92%, net of unamortized discount of $4,331 and $4,554, respectively	95,169	94,946

Senior notes, interest at 7.88%, effective rate of 9.05%, net of unamortized discount of $1,999 and $2,622, respectively	67,502	66,879

Solid waste revenue bond obligations, weighted average interest rate of 5.40% and 6.40%, weighted average effective rate of 7.06% and 7.35%, respectively, net of unamortized discount of $4,491 and $4,810, respectively, and principal payable through 2031	313,831	314,887

2001 subsidiaries line of credit, effective rate of 8.72%, secured by equipment	65,925	—

Notes payable to banks, finance companies, and individuals, interest rates of 0.5% to 11.25%, and principal payable through 2014, secured by vehicles, equipment, real estate, accounts receivable or stock of certain subsidiaries	11,553	22,931

Obligations under capital leases of vehicles and equipment, weighted average interest of 8.0%	11,355	10,592

Notes payable to individuals and a commercial company, interest rates of 5% to 9.5%, principal payable through 2007, unsecured	2,486	4,001

	9,259,633	9,649,121

Less: Current portion	22,130	13,997

	$9,237,503	$9,635,124

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 27, 2001, we issued $750 million of 8.50% Series A senior notes, due 2008 (together with the $600 million 8.875% notes issued January 30, 2001, the 2001 Senior Notes), in a private placement under Rule 144A of the Securities Act of 1933. We registered the $750 million notes within 120 days of the November offering date. Interest is payable semi-annually on June 1 and September 1. We used the net proceeds of $736.9 million from the sale of these notes to ratably repay portions of tranches A, B and C of the term loans under the 1999 Credit Facility. In connection with the issuance of the notes, we further amended our credit facility to revise certain financial covenants to provide us with greater operating flexibility. We, together with substantially all of our subsidiaries, guarantee the $750 million of senior notes.

On January 30, 2001, we issued $600 million of 8.875% senior notes, due 2008 (the 2001 Senior Notes), in a private placement under Rule 144A of the Securities Act of 1933. In August 2001, these notes were exchanged for substantially identical notes registered under the Securities Act of 1933. Interest is payable semi-annually on April 1 and October 1. We used the net proceeds of $589.5 million from the sale of these notes to ratably repay portions of tranches A, B and C of the term loans under the 1999 Credit Facility. Coincident with the offering we amended our 1999 Credit Facility to change certain financial covenants to provide us with greater flexibility and to reduce the total revolving line by $200 million, from $1.5 billion to $1.3 billion. This reduction in the revolver was effective as of June 29, 2001.

During 2001, we also entered into a new line of credit to provide us additional flexibility for funding capital expenditures made by our subsidiaries for assets employed in our business. This line of credit bears interest at a variable rate with principal amortization due quarterly and the final maturity in 2006. At December 31, 2001, availability on this line of credit was $214.5 million.

In connection with the BFI acquisition in July 1999, we entered into a new credit facility (the 1999 Credit Facility). The 1999 Credit Facility provided a $1.5 billion six-year revolving credit facility, due July 2005, which was reduced to $1.3 billion effective June 29, 2001, a $556 million two-year asset sale term which was repaid in full in February 2000, a $1.75 billion six-year Tranche A term due July 2005, a $1.25 billion seven-year Tranche B term loan due July 2006, a $1.50 billion eight-year Tranche C term loan due July 2007 and a $500 million eight-year Tranche D term loan. The Tranche D Term Loan was repaid in full in September 2000.

The 1999 Credit Facility bears interest, at (a) an Alternate Base Rate, or (b) a Eurodollar Rate, both terms defined in the 1999 Credit Facility, plus, in either case, an applicable margin and may be used for working capital and other general corporate purposes, acquisitions, and the issuance of letters of credit. Of the $1.3 billion available under the Revolving Credit Facility at December 31, 2001, the entire amount may be used to support the issuance of letters of credit. As of December 31, 2001, approximately $792 million was available on this facility.

The 1999 Credit Facility is a funded, amortizing senior secured term loan with annual principal payments increasing from zero in 2002, to $183 million in 2003, and to $450 million in 2004. Principal under the revolving credit facility is due upon maturity.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 1999, Allied Waste North America, Inc. (Allied NA; a wholly owned consolidated subsidiary of Allied) issued $2.0 billion of senior subordinated notes (the 1999 Notes) in a Rule 144A offering. In January 2000, these notes were exchanged for substantially identical notes registered under the Securities Exchange Act of 1933. Interest accrues on the 1999 Notes at an interest rate of 10% per annum, payable semi-annually on May 1 and November 1. We used the proceeds from the 1999 Notes as partial financing of the acquisition of BFI.

In connection with the BFI acquisition on July 30, 1999, we assumed all of BFI’s debt securities with the exception of commercial paper that was paid off in connection with the acquisition. BFI’s debt securities were recorded at their fair market values as of the date of the acquisition in accordance with Emerging Issues Task Force Issue 98-1 — Valuation of Debt Assumed in a Purchase Business Combination. The effect of revaluing the debt securities resulted in an aggregate discount from the historic face amount of $137.0 million. At December 31, 2001, the remaining unamortized discount related to the debt securities assumed from BFI was $110.6 million.

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

In December 1998, Allied NA issued an aggregate of $1.7 billion of senior notes consisting of $225 million 7.375% senior notes due 2004, $600 million 7.625% senior notes due 2006 and $875 million 7.875% senior notes due 2009 (together, the 1998 Senior Notes) in a Rule 144A offering which were subsequently registered for public trading with the SEC in January 1999. Interest accrued on the 1998 Senior Notes is payable semi-annually on January 1 and July 1. We used the net proceeds from the 1998 Senior Notes to fund the redemption of certain other borrowings to repay borrowings outstanding under a credit facility and certain capital lease obligations, and for general corporate purposes.

Substantially all of our subsidiaries are jointly and severally liable for the obligations under the 1998 Senior Notes, the 1999 Notes, the 2001 Senior Notes, and the 1999 Credit Facility through unconditional guarantees issued by current and future subsidiaries. In addition, the 1999 Credit Facility is secured by substantially all the personal property and a pledge of the stock of substantially all of our present and future subsidiaries. The 2001 Senior Notes, 1998 Senior Notes and certain of the debt assumed in connection with the acquisition of BFI are secured by a pledge of the stock of substantially all of BFI and a security interest in the assets of BFI and its domestic subsidiary.

Future maturities of long term debt —

Aggregate future scheduled maturities of long-term debt are as follows (in thousands):

As of December 31,
Maturity	2001

2002	$22,130

2003	357,622

2004	689,671

2005	619,544

2006	1,493,839

Thereafter	6,182,350

Gross Principal	9,365,156

Discount, net	(105,523)

Total Debt	$9,259,633

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future payments under capital leases, the principal amounts of which are included above in future maturities of long-term debt, are as follows at December 31, 2001 (in thousands):

Maturity	Principal	Interest	Total

2002	$4,831	$663	$5,494

2003	2,807	350	3,157

2004	2,253	190	2,443

2005	1,047	55	1,102

2006	293	18	311

Thereafter	124	28	152

	$11,355	$1,304	$12,659

Fair value of debt and interest rate protection agreements —

We have interest rate risk relating to long-term variable rate debt. To manage the potential interest rate volatility, we enter into interest rate swaps. Interest rate swaps are used to manage the proportion of fixed and variable rate debt based on market conditions. We do not hold or issue derivative instruments for trading purposes.

The fair value of our debt and hedging instruments are subject to change as a result of potential changes in market rates and prices. The table below provides information about our long-term debt and interest rate hedges by aggregate principal or notional amounts and weighted average interest rates for instruments that are sensitive to changes in interest rates. The financial instruments are grouped by market risk exposure category (in thousands, except percentages).

	Balance at	Fair Value at	Balance at	Fair Value at
	December 31,	December 31,	December 31,	December 31,
	2001	2001	2000	2000

Long-Term Debt

Fixed Rate Debt:

Principal amount	$6,038,303	$6,038,977	$4,697,530	$4,349,440

Weighted average interest rate	8.71%		8.74%

Variable Rate Debt:

Principal amount	$3,221,330	$3,172,340	$4,951,591	$4,746,918

Weighted average interest rate(1)	4.61%		9.22%

Interest Rate Swaps(2)

Cancelable:

Notional amount	$—	$—	$450,000	$(2,170)

Weighted average interest rate			6.37%

Non-Cancelable:

Notional amount	$2,886,822	$(140,693)	$3,550,000	$(72,496)

Weighted average interest rate	6.29%		7.10%

(1)	Reflects the rate in effect as of December 31, 2001 and 2000 before the effects of swaps and includes all applicable margins. Actual future rates may vary.

(2)	All interest rate swaps enable us to pay a fixed interest rate in exchange for receiving variable interest rates at LIBOR. (See Note 6.)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt covenants —

Our 1999 Credit Facility contains certain financial covenants, including, but not limited to total debt to EBITDA ratio and an interest expense coverage ratio. Additionally, these covenants limit, among other things, our ability and our subsidiaries’ ability to incur additional indebtedness and liens, make acquisitions and purchase fixed assets above certain amounts, pay dividends, make optional prepayments on certain subordinated indebtedness, make investments, loans or advances, enter into certain transactions with affiliates or consummate a merger, consolidation or sale of all or substantially all of our assets.

The 1998 Senior Notes, the 1999 Notes, and the 2001 Senior Notes contain certain financial and operating covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions.

At December 31, 2001, we were in compliance with all applicable covenants.

6. Derivative Instruments and Hedging Activities

Consistent with our risk management policy, we enter into fixed to floating swap agreements for the purpose of hedging variability of interest payments on our long-term variable rate LIBOR-based bank debt and the corresponding variability in interest expense. Our strategy is to utilize derivatives when such transactions will serve to reduce our aggregate exposure. We enter these contracts solely for the purpose of reducing risk; positions are not taken for trading purposes. Our derivative activities are subject to the management, direction and control of our Hedging Committee. Our risk management policy requires that we evaluate the credit of our counterparties and that we monitor counterparty exposure. At December 31, 2001, counterparties for 83% of our interest rate swap portfolio were rated either AA or AA-. The counterparties for the remaining 17% were rated from A+ to A. Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Board of Directors at least annually.

Upon adoption of SFAS 133, at January 1, 2001, and subsequently throughout the first three quarters of 2001, business plan assumptions were analyzed and evaluated in relationship to the future level of anticipated bank debt outstanding. We analyzed the terms and levels of the bank debt and maintained a hedge portfolio with terms not to exceed the anticipated maturities or paydowns of the variable rate bank debt – thereby achieving an effective hedging relationship with our bank debt and our swap portfolio. We designate our interest rate swap agreements at inception as hedges of the variability of interest cash flow debt or as hedges of the fair value of a specific fixed rate liability attributable to changes in market interest rates. We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions.

Adoption of these new accounting standards had no effect on net income and resulted in cumulative pre-tax reductions of $74.7 million on January 1, 2001 to Accumulated Other Comprehensive Income, included as a component of reported stockholders’ equity. At December 31, 2001, a liability of $140.7 million is included in the Consolidated Balance Sheets in other long-term obligations reflecting the market cost of hypothetical settlement of our swap portfolio on that date. Correspondingly, at December 31, 2001, an after tax amount of $85.1 million is included in Accumulated Other Comprehensive Income (AOCI). The liability will fluctuate with market interest rates but will reduce to zero over the terms of each of our interest rate swap instruments. Approximately $14.5 million of the liability at December 31, 2001 related to hedges maturing within 12 months. Fair value variations over the life of the swap contracts arise from changes in interest rates and the time value of money. Our swap portfolio stabilizes our incurred and reported interest expense with the consequence of the balance sheet fluctuations caused by changes in market interest rates.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our cash flow interest rate swaps are properly designated as and are effective as hedges of our variable rate debt. We assume 100% effectiveness in our interest rate hedges, as the notional amounts, indices, repricing dates, and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged. Accordingly, all changes in market value of our interest rate swap agreements are reflected in comprehensive income. Expense or income related to swap settlements are matched against interest expense in earnings for the related variable rate debt over the term of the agreements. These agreements are recognized on the balance sheet at their fair value. If significant terms do not match we will then use the hypothetical swap method to assess any ineffectiveness. Any ineffectiveness is recorded in interest expense in our income statement. Market change gains and losses on interest rate swap agreements not designated in a hedging relationship would be recorded as a gain or loss on derivative instruments in our income statement. We had no such gains or losses in 2001. When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in AOCI at that time are isolated and amortized over the remaining original contract term.

Our interest rate swap portfolio continues to fix a significant portion of our variable rate interest payment obligation, protecting us from cash flow variations arising from changes in short term interest rates. We believe this is prudent given our capital structure. At December 31, 2001, the notional value of our interest rate swap contracts was $2.887 billion with a weighted average of 24 months to maturity. These contracts expire 15% during 2002, 28% during 2003, 48% during 2004, and 9% during 2005. Our 1999 Credit Facility requires that 50% of our outstanding credit facility remain hedged through July 2002, and our corporate policy is that at least 75% of our total debt must be effectively fixed, either directly or through interest rate swap agreements. At December 31, 2001, approximately 96% of our debt was fixed, 64% directly, and 32% through interest rate swap agreements.

Significant portions of the 1999 Credit Facility expire in July 2005. Before it’s expiration, we intend to re-finance the 1999 Credit Facility. Due to recent events that have impacted the capital markets, we now believe that the size of a new Credit Facility will be smaller than originally anticipated. We believe that between December 31, 2001 and the time we refinance the 1999 Credit Facility, we will reduce its size by about $1.5 billion. The alternatives available to us to allow this reduction include, cash flow from operating activities, possible asset sales in excess of acquisitions and potential capital market transactions. Capital market transactions could involve either new equity capital for our Company or refinancing short-term maturities for longer-term maturities or some combination of both. This course of action is subject to ongoing analysis and is dependent on a favorable economic environment. The exact size, combination or timing of these events has not yet been determined, and we cannot assume that we will be able to secure a refinancing on terms we regard as favorable, or at all.

These new events and their timing have been considered with respect to our hedge contracts expirations. The updated business and financing plan, which is based on new circumstances not anticipated at the time we entered into the interest rate swap agreements, contemplates the possibility of refinancing or prepaying variable rate debt before the expiration of some interest rate swap contracts. The possibility of these new events occurring changes our prior assertions that the debt would be outstanding for the duration of all swaps entered into from probable to less certainty.

Thus, in December 2001, we began contemplating the possibility of refinancing or prepaying our variable rate debt before the expiration of some interest rate swap contracts. Effective December 31, 2001, we de-designated $1.5 billion of notional amount interest rate swap contracts. Because it was possible that future interest rate payments on the underlying variable rate debt may cease prior to the expiration of the related hedge contract portfolio.

In determining the amount to de-designate, we considered various business scenarios. Sensitivity analysis was performed to identify the impact of various alternatives. We then identified only those swap contracts where we could make a clear determination, based on new and current circumstances, that future interest payments were highly probable, left those remaining as designated hedge accounting transactions, and de-designated the rest. Until the underlying variable rate debt is paid, the de-designated contracts will remain in force.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These analyses and results were reviewed and approved by senior management, the Hedging Committee and the Board of Directors.

For contracts which remain designated as hedges, settlement payments in each period are included as part of our interest expense. Periodic changes in the market value of those contracts will remain in shareholders’ equity in AOCI. For de-designated contracts, settlement payments and periodic changes in market values of the contracts will be presented on the face of the Consolidated Statements of Operations as a gain or loss of derivative contracts.

For contracts de-designated the total amount of loss in AOCI at December 31, 2001 was approximately $65 million ($40 million, net of income tax benefit). The gross amount will be amortized into interest expense over the remaining terms of the de-designated contracts. Prospectively, periodic changes in market value for the contracts will be recorded in the Consolidated Statements of Operations as a gain or loss on a derivative contract.

7. Landfill Accounting

We have a network of 167 owned or operated active landfills with a net book value of approximately $1.8 billion at December 31, 2001. The landfills have operating lives ranging from 1 to over 150 years based on available capacity using current annual volumes. The average life of our landfills approximates 40 years. We use a life-cycle accounting method for landfills and the related closure and post-closure liabilities. This method applies the costs associated with acquiring, developing, closing and monitoring the landfills over the associated landfill capacity and associated consumption. On an annual basis, we update the development cost estimates (which include the costs to develop the site as well as the individual cell construction costs), closure and post-closure cost estimates and future capacity estimates (sometimes referred to as airspace) for each landfill. The cost estimates are prepared by local company and third-party engineers based on the applicable local, state and federal regulations and site specific permit requirements. Future capacity estimates are updated using aerial surveys of each landfill to estimate utilized disposal capacity and remaining disposal capacity. These cost and capacity estimates are reviewed and approved by senior operations management annually.

Landfill assets —

We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the costs associated with acquiring, permitting and developing the entire landfill by the total remaining disposal capacity of that landfill. The resulting per unit amortization rate is applied to each unit disposed at the landfill and is recorded as expense for that period. We expensed approximately $149.2 million and $131.8 million or an average of $2.10 per ton and $1.97 per ton consumed, related to landfill amortization during the years ended December 31, 2001 and 2000, respectively. The following is a rollforward of our investment in our landfill assets excluding land held for permitting as landfills (in thousands):

Net Book Value
of Landfills
	Acquired During	Landfill
Net Book Value at	2001, net of	Development	Landfill		Net Book Value at
December 31, 2000	Divestitures	Costs	Amortization	Other (1)	December 31, 2001

$1,649,008	20,737	227,636	(149,177)	26,325	$1,774,529

(1)	Relates primarily to amounts transferred between land held for permitting as landfills and landfill resulting from classifying additional disposal capacity as deemed permitted during 2001.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, engineering and legal fees, and capitalized interest. Estimated total future development costs for our 167 active landfills is approximately $3.2 billion, excluding capitalized interest, and we expect that this amount will be spent over the remaining operating lives of the landfills. We have available disposal capacity of approximately 2.54 billion tons, or 3.17 billion cubic yards as of December 31, 2001. We classify this total disposal capacity as either permitted (having received the final permit from the governing authorities) or deemed permitted. Our internal requirements to classify disposal capacity as deemed permitted are as follows:

1.	We have control of and access to the land where the expansion permit is being sought.

2.	All geologic and other technical siting criteria for a landfill have been met, or a variance from such requirements has been received (or can reasonably be expected to be achieved).

3.	The political process has been assessed and there are no identified impediments that cannot be resolved.

4.	We are actively pursuing the expansion permit and have an expectation that the final local, state and federal permits will be received within the next five years.

5.	Senior operations management approval has been obtained.

Upon successfully meeting the preceding criteria, the costs associated with developing, constructing, closing and monitoring the total additional future disposal capacity are considered in the calculation of the amortization and closure and post-closure rates. At December 31, 2001, we had 1.92 billion tons, or 2.40 billion cubic yards of permitted disposal capacity, and at 41 of our landfills, 618.8 million tons, or 773.5 million cubic yards of deemed permitted disposal capacity.

The following table reflects disposal capacity activity for active landfills we owned or operated for the twelve months ended December 31, 2001 (disposal capacity in millions of tons):

			Additions to	Additions
			Permitted	To
	Balance	Acquisitions,	Deemed	Permitted	Disposal	Changes in	Balance
	as of	Divestitures and	Disposal	Disposal	Capacity	Engineering	as of
	12/31/00	Closures	Capacity	Capacity	Consumed	Estimates	12/31/01

Permitted disposal capacity	1,927.3	7.8	—	85.8	(71.0)	(28.9)	1,921.0

Number of landfills	164	3	—	—	—	—	167

Deemed disposal capacity	471.5	—	226.6	(75.8)	—	(3.5)	618.8

Number of landfills	43	—	7	(9)	—	—	41

Total disposal capacity	2,398.8	7.8	226.6	10.0	(71.0)	(32.4)	2,539.8

Number of landfills	164	3	—	—	—	—	167

We, together with our engineering and legal consultants continually monitor the progress of obtaining local, state and federal approval for each of its expansion permits. If it is determined that the expansion no longer meets our criteria, the disposal capacity is removed from our total available disposal capacity, the costs to develop that disposal capacity and the associated closure and post-closure costs are removed from the landfill amortization base, and rates are adjusted prospectively. In addition, any value assigned to deemed permitted capacity would be written-off to expense during the period in which it is determined that the criteria are no longer met.

The following table reflects the estimated operating lives of our landfill assets based on available disposal capacity using current annual volumes:

	Number of Sites	Percent of Total

0 to 5 years	27	16%

6 to 10 years	22	13%

11 to 20 years	21	13%

21 to 40 years	46	28%

41+ years	51	30%

Total	167	100%

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Closure and post-closure —

In addition to our portfolio of 167 active landfills, we own or have responsibility for 107 closed landfills no longer accepting waste. As individual areas within each landfill reach capacity, we are required to cap and close the areas in accordance with the landfill site permit. Generally, closure requirements include the application of compacted clay, geosynthetic liners and vegetative soil barriers in addition to the construction of drainage channels and methane gas collection systems among other closure activities. After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which usually extends for 30 years. Post-closure requirements generally include maintenance of the site and monitoring the methane gas collection systems and groundwater systems, among other post-closure activities. Such estimated costs for closure and post-closure as required under Subtitle D regulations are compiled and updated annually for each landfill by local and regional company engineers and reviewed by senior management. The future estimated closure and post-closure costs are increased at an inflation rate of 2.5%, and discounted at a risk-free capital rate of 7.0%, per annum, based on the timing of the amounts to be expended. The following table is a summary of the closure and post-closure costs (in thousands):

	December 31, 2001	December 31, 2000

Discounted Closure and Post-Closure Liability Recorded:

Current Portion	$93,218	$90,785

Non-Current Portion	516,281	510,568

Total	$609,499	$601,353

Estimated Remaining Closure and Post-Closure Costs to be Expended:

Discounted	$1,183,101	$1,222,920

Undiscounted	3,103,814	3,180,287

Estimated Total Future Payments:

2002	$93,218

2003	63,968

2004	76,063

2005	58,147

2006	91,482

Thereafter	2,720,936

Our periodic closure and post-closure expense has two components. The first component is the site specific per unit closure and post-closure expense. The per unit rate is derived by dividing the estimated total remaining discounted closure and post-closure costs by the remaining disposal capacity at each landfill (consistent with the disposal capacity used to calculate landfill amortization rates). We use the resulting site-specific rates to record expense during a given period based upon the consumption of disposal capacity during that period.

The second component is the accretion expense necessary to increase the accrued closure and post-closure reserve balance to its future, or undiscounted, value. To accomplish this, we accrete our closure and post-closure accrual balance using the risk-free capital rate and charge this accretion as an operating expense in that period.

We charged approximately $67.2 million and $61.7 million, or an average of $0.95 per ton and $0.92 per ton consumed, related to per unit closure and post-closure expense and periodic accretion during the years ended December 31, 2001 and 2000, respectively. Changes in estimates of costs or disposal capacity are treated on a prospective basis for operating landfills and are recorded immediately for closed landfills.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental costs —

In connection with the acquisition of companies, we engage independent environmental consulting firms to assist in conducting an environmental assessment of companies acquired from third parties. Several contaminated landfills and other properties were identified during 1999 and 1998 that would require us to incur costs for incremental closure and post-closure measures, remediation activities and litigation costs in the future. Based on information available, we recorded provisions of $3.3 million and $267.0 million for environmental matters, in the 2000 and 1999 Consolidated Statements of Operations, respectively, and expect these amounts to be disbursed over the next 30 years.

The ultimate amounts for environmental liabilities cannot be precisely determined and estimates of such liabilities made by us, after consultation with our independent environmental engineers, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessment to date, the recorded liabilities will be periodically evaluated, as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded undiscounted liability for environmental matters as of December 31, 2001 and 2000 of approximately $395.4 million and $432.5 million, respectively, represents the most probable outcome of these contingent matters. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, proceeds are recorded as an offset to environmental expense in operating income. There were no significant recovery receivables outstanding as of December 31, 2001 or 2000. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding closure and post-closure could result in approximately $30 million of additional liability.

The following table shows the activity and balances related to environmental accruals and for closure and post-closure accruals related to open and closed landfills from December 31, 1998 through December 31, 2001 (in thousands):

	Balance at	Charges to	Other		Balance at
	12/31/98	Expense	Charges(1)	Payments	12/31/99

Environmental costs	$93,373	$267,034	$131,909	$(14,122)	$478,194

Open landfills closure and post-closure costs	121,359	28,163	175,955	(11,677)	313,800

Closed landfills closure and post-closure costs	33,188	7,079	176,266	(12,985)	203,548

	Balance at	Charges to	Other		Balance at
	12/31/99	Expense	Charges(1)	Payments	12/31/00

Environmental costs	$478,194	$3,331	$(9,436)	$(39,636)	$432,453

Open landfills closure and post-closure costs	313,800	47,134	(17,727)	(18,925)	324,282

Closed landfills closure and post-closure costs	203,548	14,593	98,827	(39,897)	277,071

	Balance at	Charges to	Other		Balance at
	12/31/00	Expense	Charges(1)	Payments	12/31/01

Environmental costs	$432,453	$—	$(641)	$(36,420)	$395,392

Open landfills closure and post-closure costs	324,282	51,136	(3,357)	(28,322)	343,739

Closed landfills closure and post-closure costs	277,071	16,066	3,511	(30,888)	265,760

(1)	Amounts consist primarily of liabilities related to acquired and divested companies and changes to estimates of costs for closed landfill liabilities.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Employee Benefit Plans

Defined Benefit Pension Plans —

Effective July 30, 1999, in connection with the acquisition of BFI, we assumed two defined benefit retirement plans covering substantially all BFI employees in the United States, except for certain employees subject to collective bargaining agreements.

These plans are the BFI Retirement Plan (“BFI Pension Plan”) and the Pension Plan of San Mateo County Scavenger Company and Affiliated Divisions of Browning-Ferris Industries of California, Ind. (“San Mateo Pension Plan”). The BFI Pension Plan was amended on July 30, 1999 to freeze future credited service, but interest credits continue to accrue. Certain union participants continue to receive 2% annual service credits in addition to interest credits through the duration of the current collective bargaining agreements. The benefits not frozen for this plan are based on years of service and the employee’s compensation

The BFI San Mateo Pension Plan covers substantially all employees of this location. Benefits are based on the employee’s years of service and compensation using the average of earnings over the highest five consecutive calendar years out of the last fifteen years of service.

Our general funding policy for each pension plan is to make annual contributions to the plans as determined to be required by the plans’ actuary. No contributions were required during 2001, 2000, or 1999. No contributions are anticipated necessary for 2002.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For both plans, an actuarial valuation report was prepared as of September 30, 2001 and 2000 and used, as permitted by SFAS 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132), for the following disclosures (in thousands):

	For the Period	For the Period from
	from September	September 30, 1999
	30, 2000 through	through
	September 30, 2001	September 30, 2000

Change in Benefit Obligation
Benefit obligation at beginning of period	$236,973	$249,110

Service cost	771	1,094

Interest cost	17,697	17,965

Actuarial (gain) loss	29,573	(10,665)

Benefits paid	(15,425)	(20,531)

Benefit obligation at end of period	$269,589	$236,973

Change in Plan Assets

Fair value of plan assets at beginning of period	$354,207	$304,274

Actual return on plan assets	(33,358)	70,464

Benefits paid	(15,425)	(20,531)

Fair value of plan assets at end of period	305,424	354,207

Funded Status	35,835	117,234

Unrecognized net actuarial (gain) loss	64,225	(34,333)

Prepaid benefit cost	$100,060	$82,901

	December 31, 2001	December 31, 2000

Amounts Recognized in the Consolidated Balance Sheets
Prepaid benefit cost	$100,060	$82,901

			For the Period from
			July 30, 1999
	For the Year Ended	For the Year Ended	through December
	December 31, 2001	December 31, 2000	31, 1999

Components of Net Periodic Benefit Cost
Service cost	$771	$1,094	$496

Interest cost	17,697	17,965	7,945

Expected return on plan assets	(35,422)	(34,630)	(13,155)

Recognized net actuarial gain	(205)	(1,398)	—

Net periodic benefit cost	$(17,159)	$(16,969)	$(4,714)

Weighted-Average Assumptions at September 30, 2001 and 2000

Discount rate	7.25%	7.75%	7.75%

Expected return on plan assets	9.75%	10.25%	10.25%

Average rate of compensation increase	4.00%	4.00%	4.00%

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401k Plan —

The Company sponsors the Allied Waste Industries, Inc. 401(k) Plan (401(k) Plan) a defined contribution plan, which is available to all eligible employees except those represented by collective bargaining agreements. Eligible employees may contribute up to 15% (25% effective February 1, 2002) of their annual compensation on a pre-tax basis. Participant’s contributions are subject to certain restrictions as set forth in the Internal Revenue Code. The Company matches 50% of employee contributions, up to the first 5% of the employee’s compensation which is deferred. Participant’s contributions vest immediately and the employer contributions vest in increments of 20% based upon years of service. The Company’s matching contributions totaled $9.5 million, $7.2 million, and $1.0 million for fiscal years 2001, 2000, and 1999, respectively.

Effective July 30, 1999, in connection with the acquisition of BFI, the Company assumed the BFI Employee Stock Ownership and Savings Plan (BFI 401(k)) which covers substantially all BFI employees in the United States, except for certain employees subject to collective bargaining agreements. The BFI 401(k) was amended on April 1, 2000 to freeze contributions in anticipation of the merger of the BFI 401(k) Plan into the Allied 401(k) Plan. The Board of Directors of the Company approved the merger effective January 1, 2001 resulting in the merger of assets totaling $382.1 million to the Allied 401(k) Plan.

9. Redeemable Preferred Stock

In connection with the BFI acquisition, our Board of Directors adopted a resolution creating a series of one million shares of preferred stock having a par value of $0.10 per share. These shares were designated as Series A Senior Convertible Preferred Stock (Preferred Stock) and are entitled to vote on, among other things, all matters on which the holders of Common Stock are entitled to vote. Each share of Preferred Stock has the number of votes equal to the number of shares of Common Stock then issuable upon conversion. Shares of Preferred Stock will be entitled to cumulative quarterly dividends in an amount equal to 6.5% per annum of the sum of the liquidation preference plus accrued but unpaid dividends for prior quarters. If dividends are not paid in cash, the liquidation preference of the Preferred Stock increases by any accrued and unpaid dividends.

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

The preferred shareholders, who are also members of the board and holders of Common Stock, have the right to convert each share of Preferred Stock into the number of shares of Common Stock obtained by dividing the redemption price plus any accrued and unpaid dividends on the conversion date by the conversion price of $18 per share, subject to customary anti-dilution adjustments. Upon a change in control, we are required to make an offer to purchase for cash all shares of Preferred Stock at 101% of liquidation preference plus accrued but unpaid dividends.

From its inception through December 31, 2001, approximately $169.0 million or $169 per share have been added to the liquidation preference of the preferred stock for accrued but unpaid dividends.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ Equity

Our authorized, issued and outstanding shares of common stock are as follows (in thousands, except per share data):

		Issued and Outstanding
		At December 31,

	Authorized
	Shares	2001	2000

Common stock, $0.01 par, net of 603 treasury shares	300,000	196,236	196,109

Warrants to purchase common stock —

Warrants to purchase common shares at December 31, 2001 and 2000 are summarized as follows:

	2001	2000

Number of shares	347,827	347,827

Purchase price per share	$4.60	$4.60

Expiration dates	2003	2003

11.     Stock Plans

Option plans —

The 1991 Incentive Stock Plan (1991 Plan), the 1993 Incentive Stock Plan (1993 Plan) and the 1994 Incentive Stock Plan (1994 Plan, collectively the Plans) provide for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock and stock bonuses. During 2001, the 1991 Plan was amended so that the maximum number of shares that may be granted may not exceed 10.5% of the number of fully diluted shares of common stock on the date of grant of an award. The amendment also limits awards under the 1991 Plan in the form of restricted stock, stock bonuses, performance awards and phantom stock made after the effective date of the amendment to not more than 25% of the aggregate shares available to be awarded or granted under the plan and limits the maximum number of options granted to any employee under the Plan to 500,000 per year. An additional maximum number of shares of 500,000 and 2,000,000 common shares may be granted under the 1993 Plan and the 1994 Plan, respectively. After taking into account previously granted awards, awards covering approximately 7,584,924 shares of common stock were available under the Plans after the amendment. The Compensation Committee of the Board of Directors (the Compensation Committee) generally determines the exercise price, term and other conditions applicable to each option granted.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of our stock option plans at December 31, 2001, 2000 and 1999 and for the years then ended is presented in the table and narrative below:

	Years Ended December 31,

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding, beginning of year	15,451,642	$12.82	15,415,129	$13.37	10,786,000	$12.97

Options granted	2,401,250	13.41	2,203,800	11.65	6,085,000	13.11

Options exercised	(690,969)	9.52	(375,927)	5.90	(1,231,771)	7.97

Options forfeited	(441,241)	14.45	(1,791,360)	17.57	(224,100)	16.88

Options outstanding, end of year	16,720,682	12.77	15,451,642	12.82	15,415,129	13.37

Options exercisable, end of year	10,031,008	14.57	7,832,176	14.44	6,628,574	12.52

Weighted average fair value of options granted in the year		7.43		6.24		6.45

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

	For the Years Ended December 31,

	2001	2000	1999

Risk free interest rate	4.8% to 5.2%	5.3% to 6.9%	5.2% to 6.3%

Expected life	5 years	5 years	5 years

Dividend rate	0%	0%	0%

Expected volatility	55% to 61%	52% to 55%	47% to 50%

Using these assumptions, pro forma net income (loss) and net income (loss) per share would reflect additional compensation expense recognized over the vesting periods of the options. The resulting pro forma net income (loss), and pro forma net income (loss) per share is as follows (in thousands, except per share data):

		For the Years Ended December 31,

		2001	2000	1999

Net income (loss):	As reported	$(14,526)	$55,935	$(316,517)

	Pro forma	(30,618)	41,984	(326,793)

Diluted earnings (loss) per share:	As reported	$(0.07)	$0.29	$(1.69)

	Pro forma	(0.16)	0.22	(1.74)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize information about stock options outstanding at December 31, 2001, which are fully vested, partially vested and non-vested:

Fully Vested:

Options Outstanding and Exercisable

		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price

$4.27-$8.38	1,848,807	4 years	$5.43

$8.50-$12.25	1,442,105	5 years	$9.73

$16.44-$21.97	1,642,404	7 years	$20.41

$22.84-$27.27	140,349	7 years	$26.26

Partially Vested:

Options Outstanding

		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price

$7.31-$10.00	2,424,852	7 years	$9.28

$12.94-$15.00	5,951,750	8 years	$13.51

$15.88-$21.06	905,000	6 years	$20.37

Options Exercisable

		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price

$7.31-$10.00	1,679,926	7 years	$9.42

$12.94-$15.00	2,710,417	8 years	$13.56

$15.88-$21.06	567,000	6 years	$20.18

Non Vested:

Options Outstanding

		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price

$6.06-$8.00	51,665	9 years	$6.94

$10.00-$13.31	2,056,750	10 years	$12.86

$15.00-$16.92	257,000	10 years	$16.40

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stockholder rights plan —

During May 2000, our Board of Directors adopted a Stockholder Rights Plan (the Plan). The Plan provides for the distribution of one preferred stock purchase right on each share of our Common Stock and approximately 65 rights on each share of our Preferred Stock. Initially, the rights will trade with the Common Stock and Preferred Stock and will not be represented by separate certificates. The rights represent the right to purchase one ten-thousandth of a share of a newly created series of our junior preferred stock at an exercise price of $85, but will not be exercisable until certain events occur.

The rights will be exercisable only if a person or group acquires 15% or more of our voting stock or announces a tender offer which, if consummated, would result in such an acquisition. Following an acquisition of 15% or more of our voting stock, each right will entitle its holder, at the right’s then current exercise price, to purchase a fractional number of junior preferred shares having a market value of twice the exercise price.

In addition, if we are acquired in a merger or other business combination transaction after a person has acquired 15% or more of our voting stock, each right will entitle its holder to purchase, at the right’s then current exercise price, a number of the acquiring company’s common shares having a market value of twice such price.

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

Restricted stock plan —

In April 2000, we amended and restated the 1991 Plan, whereby the Committee may award restricted stock to certain individuals. Restricted stock is common shares of Allied that cannot be sold or transferred and that remain subject to being forfeited until the individual becomes “vested”. Generally, if the individual terminates employment prior to vesting, the unvested shares are forfeited.

The Committee has awarded restricted stock to certain individuals pursuant to a Performance-Accelerated Restricted Stock Agreement (PARSAP) and may make similar awards in the future. Under the terms of the PARSAP, an individual is fully vested after 10 years, but may become vested sooner if certain performance goals are met.

The performance goals are based on a targeted implied equity value per share being met. Targets are set for three, four, and five years after the date the restricted stock is awarded with provisions for accelerated vesting for up to 100% of the shares of restricted stock by the fifth year if the targets are met.

Vesting also may be accelerated if certain events occur. If an individual’s employment is terminated due to disability or death, any unvested shares of restricted stock become fully vested at that time. If the individual’s employment is terminated in or after the sixth year, either by Allied without cause or due to retirement, a portion of unvested shares may become fully vested. The portion is determined with reference to the number of months worked since the date of grant and the total number of months in the original 10 year vesting period.

Vesting also may be accelerated in the case of a change in control. Vesting will be accelerated under circumstances whereby a change in control occurs in combination with certain set market prices per share of stock.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2000, the Compensation Committee approved grants of approximately 7.0 million shares of restricted stock to approximately 60 key management employees under this plan. The weighted average grant-date fair value of shares granted during 2000 was $6.10 per share. At December 31, 2001, 0.8 million shares, with a weighted average grant-date fair value of $5.88 have been forfeited. None of the shares are vested at December 31, 2001. During 2001, we recognized approximately $3.6 million recorded for compensation expense. At December 31, 2001 we have $32.3 million of deferred compensation related to this plan.

12. Net Income (Loss) Per Common Share

Net income (loss) per common share is calculated by dividing net income (loss), less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share data):

	For the Years Ended December 31,

	2001	2000	1999

Basic earnings per share computation:

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	$75,459	$137,653	$(221,250)

Less: dividends on preferred stock	73,012	68,452	27,789

Income (loss) available to common shareholders before extraordinary loss and cumulative effect of change in accounting principle, net of income tax benefit	$2,447	$69,201	$(249,039)

Weighted average common shares outstanding	189,583	188,814	187,801

Basic earnings (loss) per share before extraordinary loss and cumulative effect of change in accounting principle, net of income tax benefit	$0.01	$0.37	$(1.33)

Diluted earnings per share computation:

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	$75,459	$137,653	$(221,250)

Less: preferred stock dividends	73,012	68,452	27,789

Income (loss) available to common shareholders before extraordinary loss and cumulative effect of change in accounting principle, net of income tax benefit	$2,447	$69,201	$(249,039)

Weighted average common shares outstanding	189,583	188,814	187,801

Dilutive effect of stock, stock options, warrants and contingently issuable shares	5,323	2,308	—

Weighted average common and common equivalent shares outstanding	194,906	191,122	187,801

Diluted earnings (loss) per share before extraordinary losses and cumulative effect of change in accounting principle, net of income tax benefit	$0.01	$0.36	$(1.33)

Conversion has not been assumed for the Preferred Stock into 64,947, 60,891and 57,089 common shares and stock options of 2,767, 2,683 and 12,468 in 2001, 2000 and 1999, respectively as the effects would not be dilutive.

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

The acquisition of BFI in 1999, which was accounted for as a purchase business combination, resulted in approximately $6.8 billion of goodwill, $6.5 billion of which is not amortizable for income tax purposes. The impact of the non-deductible amortization is reflected in the reconciliation of the federal statutory tax rate to the effective tax rate.

As of December 31, 2001, approximately $135 million of capital loss carryforward, with an estimated tax effect of $53 million, remains unused that will expire if not used by the end of 2003. Anticipated divestitures will generate capital gains to offset a portion of the capital loss carryforward and we have established a $49 million valuation allowance against the deferred tax asset for the amount of the carryforward which may not offset capital gains. We also have federal net operating losses of $78 million, with an estimated tax effect of $28 million, available at December 31, 2001. If unused, material portions of these losses will begin to expire in 2018. Additionally, we have state net operating loss carryforwards available at December 31, 2001 that we expect will generate future tax savings of approximately $105 million. The state net operating losses will expire at various times between 2002 and 2019 if not used. We have established a valuation allowance of $87 million for the possibility that some of these state carryforwards may not be used. In addition to the net operating loss carryforwards, we have federal minimum tax credit carryforwards of approximately $12 million as of December 31, 2001, which are not subject to expiration and foreign tax credit carryforwards of approximately $9 million which expire beginning in 2002. We have established a valuation allowance of $9 million for the possibility that the foreign tax credit carryforwards may not be used. The net current deferred tax asset includes the current benefit we expect to receive in 2002 from the use of our net operating loss, capital loss and minimum tax credit carryforwards.

The balance sheet classification and amount of the tax accounts established relating to acquisitions are based on certain assumptions that could possibly change based on the ultimate outcome of certain tax matters. As these tax accounts were established in purchase accounting, any future changes relating to these amounts will result in balance sheet reclassifications, which may include an adjustment to the goodwill. The valuation allowance at December 31, 2001 includes approximately $74 million related to the BFI acquisition, the subsequent reduction of which would result in an adjustment to goodwill.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the income tax provision (benefit) consist of the following (in thousands):

	Year Ended December 31,

	2001	2000	1999

Current tax provision	$21,301	$44,486	$65,300

Deferred provision (benefit)	169,533	193,054	(74,056)

Total	$190,834	$237,540	$(8,756)

The reconciliation of the federal statutory tax rate to our effective tax rate is as follows:

	Year Ended December 31,

	2001	2000	1999

Federal statutory tax rate	35.0%	35.0%	(35.0)%

Consolidated state taxes, net of federal benefit	8.2	7.2	(0.4)

Taxes of pooled companies	—	—	(0.1)

Amortization of goodwill	22.6	16.0	11.2

Non-deductible write-off of goodwill and business combination costs	1.5	1.8	16.2

Other permanent differences	4.4	3.3	4.2

Effective tax rate	71.7%	63.3%	(3.9)%

Tax benefits for the extraordinary items in 2001 and 2000 were based on our ordinary combined federal and state rates of 39.5%. Tax benefit for the cumulative effect of change in accounting principle in 1999 was based on our ordinary combined federal and state rate of 39.5%.

The components of the net deferred tax liability are as follows (in thousands):

	December 31,

	2001	2000

Deferred tax liability relating primarily to property consisting of landfill and fixed assets and contingencies related to other basis differences	$(800,618)	$(714,529)

Deferred Tax Assets Relating To:

Environmental, closure and post-closure reserves	330,755	326,866

Other reserves	145,193	141,324

Net operating loss, capital loss, foreign tax credit and minimum tax credit carryforwards	206,870	179,183

Valuation allowance	(144,833)	(84,614)

Total deferred tax asset	537,985	562,759

Net deferred tax liability	$(262,633)	$(151,770)

Deferred income taxes have not been provided as of December 31, 2001 and 2000, on approximately $37 million and $36 million, respectively, of undistributed earnings of Puerto Rican affiliates, which are considered to be permanently reinvested.

We are currently under examination by various state and federal taxing authorities for certain tax years. An audit for the years ended December 31, 1998 and 1999, as well as BFI tax years ended September 30, 1996 through July 30, 1999 is ongoing. Although no adjustment has been proposed, the IRS may seek to disallow some or all of a capital loss included in BFI’s July 30, 1999 tax return. The disallowance of this loss could have a tax effect of up to $360 million. However, our position is well supported and we would vigorously contest any such disallowance. If the IRS were to disallow some or all of the capital loss claimed, it is likely and anticipated that any resolution of this matter would entail efforts to resolve it favorably including administrative appeals and litigation extending over several years. An unfavorable result could require future cash expenditures but would have minimal, if any, impact on our consolidated results of operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments and Contingencies

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and reasonably estimable. We expect that matters in process at December 31, 2001, which have not been accrued in the Consolidated Balance Sheets, will not have a material adverse effect on our consolidated liquidity, financial position or results from operations.

In connection with certain acquisitions, we have entered into agreements to pay royalties based on waste tonnage disposed at specified landfills. The payments are generally payable quarterly and amounts earned, but not paid, are accrued in the accompanying Consolidated Balance Sheets.

We have operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

December 31, 2001

2002	$29,390

2003	27,531

2004	23,437

2005	19,479

2006	16,956

Thereafter	52,295

Rental expense under such operating leases was approximately $26.3 million, $31.0 million and $26.9 million for each of the three years ended December 31, 2001, respectively.

We have entered into employment agreements with certain of our executive officers for periods up to three years. We have agreed to pay severance amounts equal to a multiple of defined compensation under certain circumstances. In the event of a change in control, as defined in the employment agreements, we would be required to make substantial severance payments. If an Executive Employment Agreement is terminated by an employee for Good Reason (as defined in the Executive Employment Agreement), the Company is obligated to pay an amount equal to the largest annual bonus paid to the employee for any of the last three years preceding the date of termination and to continue making base salary payments through the term of the agreement. If an Executive Employment Agreement is terminated by an employee for Good Reason or by the Company without Cause and a Change in Control (as defined in the Executive Employment Agreement) has occurred within the two years preceding or one year following the date of termination, the Company is obligated to pay an additional amount equal to two times the sum of the employee’s base salary on the date of termination and the bonus paid to the employee for the previous year.

We carry a broad range of insurance coverage for protection of our assets and operations from certain risks, including environmental impairment liability insurance for certain landfills.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. These financial assurance requirements are satisfied by our providing performance bonds, letters of credit, insurance policies or trust deposits to secure our obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At December 31, 2001, we had outstanding approximately $1.6 billion in financial assurance instruments relating to our landfill operations, represented by $407.2 million of surety bonds, $1,026.8 million of insurance policies, $49.2 million of trust deposits and $97.5 million of letters of credit. During calendar year 2002, we expect no material increase in financial assurance obligations relating to our landfill operations and collection contracts although the mix of financial assurance instruments may change in the future. Additionally we have approximately $460 million in operational performance bonds with various municipalities and approximately $95 million of financial guarantee bonds for self-insurance.

         We have issued bank letters of credit in the aggregate amount of approximately $508 million at December 31, 2001, including approximately $97.5 million relating to financial assurances to government agencies. These financial instruments are issued in the normal course of business and are not reflected in the accompanying Consolidated Balance Sheets. The underlying obligations of the financial instruments are valued based on the likelihood of performance being required. We do not expect any material losses to result from these off balance sheet instruments based on historical results.

15. Related Party Transactions

         Transactions with related parties are entered into only upon approval by a majority of our independent directors and only upon terms comparable to those that would be available from unaffiliated parties. We have outstanding employee loans of approximately $6 million to current or former employees.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Segment Reporting

We classify our operations into two areas: East and West and the following eight U.S. geographic regions: Atlantic, Central, Great Lakes, Midwest, Northeast, Southeast, Southwest and West. Our revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. We evaluate performance based on several factors, of which the primary financial measure is EBITDA before acquisition related and unusual costs. The accounting policies of the business segments are the same as those described in the Organization and Summary of Significant Accounting Policies (See Note 1). The tables below reflect certain geographic information relating to our operations (in thousands):

			Great
	Atlantic	Central	Lakes	Midwest	Northeast	Southeast	Southwest

2001:

Revenues from external customers	$575,627	$520,095	$611,982	$479,711	$832,004	$780,578	$792,106

Intersegment revenues	89,850	125,228	157,452	128,043	219,381	118,122	135,427

Depreciation and amortization	66,042	71,306	92,732	74,726	86,454	91,089	105,134

EBITDA before non- recurring charges	210,090	179,959	266,708	221,635	191,019	260,925	285,751

Total assets	1,262,315	1,326,558	1,522,332	1,394,440	1,843,380	1,830,776	1,862,702

Capital expenditures	48,179	53,079	56,830	59,635	48,394	54,386	88,147

2000:

Revenues from external customers	$604,334	$529,003	$638,100	$483,240	$943,281	$772,027	$754,432

Intersegment revenues	89,198	123,993	159,468	115,807	204,666	111,077	126,124

Depreciation and amortization	64,949	68,111	95,513	71,600	84,546	81,011	96,663

EBITDA before non- recurring charges	211,525	180,711	250,669	228,711	244,217	296,104	297,181

Total assets	1,237,401	1,332,753	1,708,010	1,531,835	2,083,952	1,627,026	1,772,697

Capital expenditures	38,202	47,833	46,162	33,276	36,196	39,841	60,737

1999:

Revenues from external customers	$313,656	$405,557	$437,978	$323,984	$516,517	$308,742	$400,557

Intersegment revenues	56,841	94,918	119,244	72,353	94,704	49,315	79,606

Depreciation and amortization	38,322	43,960	64,549	45,131	47,784	35,020	58,385

EBITDA before non- recurring charges	105,563	124,251	182,995	139,132	124,179	101,610	159,094

Total assets	1,467,231	1,005,625	1,801,617	1,464,808	2,233,476	1,670,626	1,928,064

Capital expenditures	49,363	57,931	64,966	40,381	20,821	16,784	27,593

[Additional columns below]

[Continued from above table, first column(s) repeated]

	West	Other(1)	Total

2001:

Revenues from external customers	$933,376	$39,781	$5,565,260

Intersegment revenues	198,092	—	1,171,595

Depreciation and amortization	98,204	7,349	693,036

EBITDA before non- recurring charges	371,169	(55,949)	1,931,307

Total assets	2,375,444	12,703,327	26,121,274

Capital expenditures	82,925	9,337	500,912

2000:

Revenues from external customers	$950,664	$32,404	$5,707,485

Intersegment revenues	209,361	—	1,139,694

Depreciation and amortization	104,972	6,673	674,038

EBITDA before non- recurring charges	354,788	(54,006)	2,009,900

Total assets	2,663,654	12,042,318	25,999,646

Capital expenditures	82,431	5,240	389,918

1999:

Revenues from external customers	$616,799	$17,281	$3,341,071

Intersegment revenues	104,529	—	671,510

Depreciation and amortization	50,943	—	384,094

EBITDA before non- recurring charges	212,204	11,713	1,160,741

Total assets	2,065,265	11,904,199	25,540,911

Capital expenditures	54,699	6,654	339,192

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on a regional basis.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of reportable segment primary financial measure and assets to operating income and total assets, respectively (in thousands):

	Years Ended December 31,

	2001	2000	1999

Operating income:

Total EBITDA before acquisition related and unusual costs for reportable segments	$1,931,307	$2,009,900	$1,160,741

Depreciation and amortization for reportable segments	693,036	674,038	384,094

Acquisition related and unusual costs	27,785	100,841	588,855

Non-cash loss on asset sale	107,011	26,486	—

Operating income	$1,103,475	$1,208,535	$187,792

	December 31,

	2001	2000

Assets:

Total assets for reportable segments	$26,121,274	$25,999,646

Elimination of investments	(11,774,181)	(11,486,012)

Total assets	$14,347,093	$14,513,634

Amounts and percentages of our total revenue attributable to services provided (in thousands, except percentages):

	Years Ended December 31,

	2001		2000		1999

Collection	$4,203,897	62.4%	$4,227,680	61.7%	$2,422,628	60.4%

Disposal(1)	2,104,467	31.3	1,993,276	29.1	1,261,106	31.4

Recycling	231,995	3.4	384,027	5.6	203,632	5.1

Other	196,496	2.9	242,196	3.6	125,215	3.1

	6,736,855	100.0%	6,847,179	100.0%	4,012,581	100.0%

Intercompany	(1,171,595)		(1,139,694)		(671,510)

Reported revenues	$5,565,260		$5,707,485		$3,341,071

(1)	Transfer revenues are included in disposal.

We are expanding our existing organizational structure in 2002, increasing the number of areas, regions and districts. There will be four areas, Eastern, Southern, Central and Western by which we will primarily manage our business. The areas are further divided into twelve regions: Atlantic, Capitol, Great Lakes, Midwest, Midsouth, Mountain, North Central, Northeast, Northwest, Pacific, Southeast and Southwest. The number of districts reporting to the regions will increase by twelve overall. These modifications are being implemented to provide our field operators better flexibility to manage profitability by reducing the amount of revenue for which each is responsible for managing.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Selected Quarterly Financial Data (unaudited)

The following table summarizes the unaudited consolidated quarterly results of operations as reported for 2001 and 2000 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2001

Revenues:	$1,353,838	$1,412,865	$1,413,400	$1,385,157

Gross profit:	573,774	613,364	607,715	575,198

Income (loss) before extraordinary loss:	(8,998)	53,158	18,292	13,007

Net income (loss) available to common shareholders:	(36,021)	35,108	(252)	(13,361)

Basic earnings (loss) per common share available to common stockholders:

Before extraordinary loss, net of income tax benefit	(0.14)	0.19	—	(0.03)

Net income (loss) available to common shareholders	(0.19)	0.19	—	(0.07)

Diluted earnings (loss) per common share available to common stockholders:

Before extraordinary loss, net of income tax benefit	(0.14)	0.18	—	(0.03)

Net income (loss) available to common shareholders	(0.19)	0.18	—	(0.07)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2000

Revenues:	$1,378,293	$1,461,854	$1,474,731	$1,392,607

Gross profit:	568,337	611,733	640,608	606,780

Income before extraordinary loss:	24,957	47,696	28,740	36,260

Net income available to common shareholders:	1,863	30,817	4,618	18,637

Basic earnings (loss) per common share available to common stockholders:

Before extraordinary loss, net of income tax benefit	0.04	0.16	0.06	0.10

Net income (loss) available to common shareholders	0.01	0.16	0.02	0.10

Diluted earnings (loss) per common share available to common stockholders:

Before extraordinary loss, net of income tax benefit	0.04	0.16	0.06	0.10

Net income (loss) available to common shareholders	0.01	0.16	0.02	0.10

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Consolidating Financial Statements of Allied Waste Industries, Inc.

As discussed in Note 5, the 1998 Senior Notes, 1999 Notes, 1999 Credit Facility, and the 2001 Senior Notes issued by Allied NA (our wholly owned subsidiary) and certain debt of BFI (all of which is no longer registered under the Securities Exchange Act of 1934) are guaranteed by us. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are Condensed Consolidating Balance Sheets as of December 31, 2001 and 2000 and the related Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2001, 2000 and 1999 of Allied Waste Industries, Inc. (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors) (in thousands):

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET
(in thousands)

	December 31, 2001

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

ASSETS

Current Assets —

Cash and cash equivalents	$149	$8,851	$115,726	$34,115	$—	$158,841

Accounts receivable, net	—	—	734,267	17,149	—	751,416

Prepaid and other current assets	—	—	90,686	41,340	—	132,026

Deferred income taxes, net	—	—	156,203	—	—	156,203

Total current assets	149	8,851	1,096,882	92,604	—	1,198,486

Property and equipment, net	—	—	3,776,651	234,235	—	4,010,886

Goodwill, net	—	—	8,484,468	72,409	—	8,556,877

Investment in subsidiaries	191,400	3,900,079	—	—	(4,091,479)	—

Other assets, net	—	165,320	364,553	50,971	—	580,844

Total assets	$191,549	$4,074,250	$13,722,554	$450,219	$(4,091,479)	$14,347,093

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities —

Current portion of long-term debt	$—	$—	$11,780	$10,350	$—	$22,130

Accounts payable	—	—	447,143	8,920	—	456,063

Accrued closure, post-closure and environmental costs	—	—	126,885	—	—	126,885

Accrued interest	—	165,601	27,271	—	—	192,872

Other accrued liabilities	30,723	—	293,022	79,071	—	402,816

Unearned revenue	—	—	230,359	2,410	—	232,769

Total current liabilities	30,723	165,601	1,136,460	100,751	—	1,433,535

Long-term debt, less current portion	—	8,113,711	1,068,217	55,575	—	9,237,503

Deferred income taxes	—	—	418,805	31	—	418,836

Accrued closure, post-closure and environmental costs	—	—	875,566	2,440	—	878,006

Due to/(from) parent	(2,160,136)	(3,021,973)	5,235,576	(53,467)	—	—

Other long-term obligations	14,000	—	609,905	485	—	624,390

Commitments and contingencies

Series A Senior Convertible Preferred Stock	1,169,044	—	—	—	—	1,169,044

Stockholders’ Equity	1,137,918	(1,183,089)	4,378,025	344,404	(4,091,479)	585,779

Total liabilities and stockholders’ equity	$191,549	$4,074,250	$13,722,554	$450,219	$(4,091,479)	$14,347,093

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET
(in thousands)

	December 31, 2000

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

ASSETS

Current Assets —

Cash and cash equivalents	$959	$2,669	$117,840	$626	$—	$122,094

Accounts receivable, net	—	—	815,695	7,564	—	823,259

Prepaid and other current assets	—	—	116,184	3,299	—	119,483

Deferred income taxes, net	—	—	206,867	—	—	206,867

Total current assets	959	2,669	1,256,586	11,489	—	1,271,703

Property and equipment, net	—	—	3,837,956	22,582	—	3,860,538

Goodwill, net	—	—	8,611,185	106,253	—	8,717,438

Investment in subsidiaries	176,400	3,626,794	—	—	(3,803,194)	—

Other assets, net	—	188,018	475,937	—	—	663,955

Total assets	$177,359	$3,817,481	$14,181,664	$140,324	$(3,803,194)	$14,513,634

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities —

Current portion of long-term debt	$—	$110,000	$(96,003)	$—	$—	$13,997

Accounts payable	—	—	468,565	7,768	—	476,333

Accrued closure, post-closure and environmental costs	—	—	153,226	—	—	153,226

Accrued interest	—	138,481	27,473	—	—	165,954

Other accrued liabilities	29,254	—	521,906	12,994	—	564,154

Unearned revenue	—	—	223,661	2,427	—	226,088

Total current liabilities	29,254	248,481	1,298,828	23,189	—	1,599,752

Long-term debt, less current portion	—	8,455,745	1,179,379	—	—	9,635,124

Deferred income taxes	—	—	358,606	31	—	358,637

Accrued closure, post-closure and environmental costs	—	—	877,868	2,712	—	880,580

Due to/(from) parent	(2,102,414)	(4,149,724)	6,304,393	(52,255)	—	—

Other long-term obligations	—	—	269,997	1,885	—	271,882

Commitments and contingencies

Series A Senior Convertible Preferred Stock	1,096,046	—	—	—	—	1,096,046

Stockholders’ Equity	1,154,473	(737,021)	3,892,593	164,762	(3,803,194)	671,613

Total liabilities and stockholders’ equity	$177,359	$3,817,481	$14,181,664	$140,324	$(3,803,194)	$14,513,634

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)

	Year Ended December 31, 2001

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$5,363,202	$202,058	$—	$5,565,260

Cost of operations excluding acquisition related and unusual costs	—	—	3,069,018	126,191	—	3,195,209

Selling, general and administrative expenses excluding acquisition related and unusual costs	10,845	—	421,880	6,019	—	438,744

Depreciation and amortization	—	—	451,434	14,889	—	466,323

Goodwill amortization	—	—	224,613	2,100	—	226,713

Acquisition related and unusual costs	—	—	27,785	—	—	27,785

Non-cash loss on asset sale	—	—	107,011	—	—	107,011

Operating (loss) income	(10,845)	—	1,061,461	52,859	—	1,103,475

Equity in earnings of unconsolidated affiliates	—	—	(14,072)	—	—	(14,072)

Interest income	—	—	(4,524)	(1,548)	—	(6,072)

Interest expense	251	747,501	101,847	4,054	—	853,653

Intercompany interest expense (income)	(78,758)	(38,253)	115,805	1,206	—	—

Management fees	(5,000)	—	4,301	699	—	—

Income (loss) before income taxes	72,662	(709,248)	858,104	48,448	—	269,966

Income tax expense (benefit)	30,017	(280,153)	422,485	18,485	—	190,834

Minority interest	—	—	3,673	—	—	3,673

Income (loss) before extraordinary loss	42,645	(429,095)	431,946	29,963	—	75,459

Extraordinary loss, net of income tax benefit	—	16,973	—	—	—	16,973

Net income (loss)	42,645	(446,068)	431,946	29,963	—	58,486

Dividends on preferred stock	73,012	—	—	—	—	73,012

Net income (loss) available to common shareholders	$(30,367)	$(446,068)	$431,946	$29,963	$—	$(14,526)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)

	Year Ended December 31, 2000

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$5,631,419	$76,066	$—	$5,707,485

Cost of operations excluding acquisition related and unusual costs	—	—	3,229,820	50,207	—	3,280,027

Selling, general and administrative expenses excluding acquisition related and unusual costs	8,443	—	404,066	5,049	—	417,558

Depreciation and amortization	—	—	446,229	4,565	—	450,794

Goodwill amortization	—	—	220,401	2,843	—	223,244

Acquisition related and unusual costs	—	—	99,103	1,738	—	100,841

Non-cash loss on asset sale	—	—	26,486	—	—	26,486

Operating (loss) income	(8,443)	—	1,205,314	11,664	—	1,208,535

Equity in earnings of unconsolidated affiliates	—	—	(50,788)	—	—	(50,788)

Interest income	—	—	(4,143)	16	—	(4,127)

Interest expense	—	798,969	83,313	—	—	882,282

Intercompany interest expense (income)	(72,528)	(42,051)	116,462	(1,883)	—	—

Management fees	(5,000)	—	2,384	2,616	—	—

Income (loss) before income taxes	69,085	(756,918)	1,058,086	10,915	—	381,168

Income tax expense (benefit)	28,574	(298,983)	504,079	3,870	—	237,540

Minority interest	—	—	5,975	—	—	5,975

Income (loss) before extraordinary loss	40,511	(457,935)	548,032	7,045	—	137,653

Extraordinary loss, net of income tax benefit	—	13,266	—	—	—	13,266

Net income (loss)	40,511	(471,201)	548,032	7,045	—	124,387

Dividends on preferred stock	68,452	—	—	—	—	68,452

Net income (loss) available to common shareholders	$(27,941)	$(471,201)	$548,032	$7,045	$—	$55,935

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands)

	Year Ended December 31, 1999

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$3,310,293	$30,778	$—	$3,341,071

Cost of operations excluding acquisition related and unusual costs	—	—	1,929,751	19,213	—	1,948,964

Selling, general and administrative expenses excluding acquisition related and unusual costs	3,302	—	226,044	2,020	—	231,366

Depreciation and amortization	—	—	271,247	2,121	—	273,368

Goodwill amortization	—	—	109,545	1,181	—	110,726

Acquisition related and unusual costs	—	—	588,092	763	—	588,855

Operating (loss) income	(3,302)	—	185,614	5,480	—	187,792

Equity in earnings of unconsolidated affiliates	—	—	(20,785)	—	—	(20,785)

Interest income	(4,028)	—	(3,156)	(28)	—	(7,212)

Interest expense	—	394,309	48,735	—	—	443,044

Intercompany interest expense (income)	(77,329)	330	72,948	4,051	—	—

Management fees	(5,000)	—	3,070	1,930	—	—

Income (loss) before income taxes	83,055	(394,639)	84,802	(473)	—	(227,255)

Income tax expense (benefit)	33,388	(155,882)	114,010	(272)	—	(8,756)

Minority interest	—	—	2,751	—	—	2,751

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	49,667	(238,757)	(31,959)	(201)	—	(221,250)

Extraordinary loss, net of income tax benefit	—	3,223	—	—	—	3,223

Cumulative effect of change in accounting principle, net of income tax benefit	—	—	64,255	—	—	64,255

Net income (loss)	49,667	(241,980)	(96,214)	(201)	—	(288,728)

Dividends on preferred stock	27,789	—	—	—	—	27,789

Net income (loss) available to common shareholders	$21,878	$(241,980)	$(96,214)	$(201)	$—	$(316,517)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2001

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash (used for) provided by operating activities	$(7,211)	$(553,893)	$1,431,064	$35,254	$—	$905,214

Investing activities —

Cost of acquisitions, net of cash acquired	—	—	(249,462)	—	—	(249,462)

Proceeds from divestitures, net of cash divested	—	—	359,866	—	—	359,866

Accruals for acquisition price and severance costs	—	—	(1,668)	—	—	(1,668)

Capital expenditures, excluding acquisitions	—	—	(275,232)	(225,680)	—	(500,912)

Capitalized interest	—	—	(45,704)	—	—	(45,704)

Proceeds from sale of fixed assets	—	—	30,665	214	—	30,879

Other investing activities	—	—	(28,344)	1,297	—	(27,047)

Cash used for investing activities	—	—	(209,879)	(224,169)	—	(434,048)

Financing activities —

Net proceeds from sale of common stock and exercise of stock options and warrants	6,401	—	—	—	—	6,401

Proceeds from long-term debt, net of issuance costs	—	2,729,053	(42,224)	69,000	—	2,755,829

Repayments of long-term debt	—	(3,180,428)	(13,146)	(3,075)	—	(3,196,649)

Intercompany and capital funding between issuer and subsidiary	—	1,011,450	(1,167,929)	156,479	—	—

Cash provided by (used for) financing activities	6,401	560,075	(1,223,299)	222,404	—	(434,419)

Increase (decrease) in cash and cash equivalents	(810)	6,182	(2,114)	33,489	—	36,747

Cash and cash equivalents, beginning of period	959	2,669	117,840	626	—	122,094

Cash and cash equivalents, end of period	$149	$8,851	$115,726	$34,115	$—	$158,841

	Year Ended December 31, 2000

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash (used for) provided by operating activities	$(4,524)	$(656,516)	$1,494,100	$(29,744)	$—	$803,316

Investing activities —

Cost of acquisitions, net of cash acquired	—	—	(802,876)	—	—	(802,876)

Proceeds from divestitures, net of cash divested	—	—	1,039,182	—	—	1,039,182

Accruals for acquisition price and severance costs	—	—	(27,820)	—	—	(27,820)

Capital expenditures, excluding acquisitions	—	—	(388,064)	(1,854)	—	(389,918)

Capitalized interest	—	—	(45,352)	—	—	(45,352)

Proceeds from sale of fixed assets	—	—	42,842	32	—	42,874

Other investing activities	—	—	(73,756)	47,715	—	(26,041)

Cash (used for) provided by investing activities	—	—	(255,844)	45,893	—	(209,951)

Financing activities —

Net proceeds from sale of common stock and exercise of stock options and warrants	1,724	—	—	—	—	1,724

Proceeds from long-term debt, net of issuance costs	—	2,202,000	—	—	—	2,202,000

Repayments of long-term debt	—	(2,506,496)	(289,904)	—	—	(2,796,400)

Intercompany between issuer and subsidiaries	—	963,681	(950,645)	(13,036)	—	—

Cash provided by (used in) financing activities	1,724	659,185	(1,240,549)	(13,036)	—	(592,676)

Increase (decrease) in cash and cash equivalents	(2,800)	2,669	(2,293)	3,113	—	689

Cash and cash equivalents, beginning of period	3,759	—	120,133	(2,487)	—	121,405

Cash and cash equivalents, end of period	$959	$2,669	$117,840	$626	$—	$122,094

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 1999

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash (used for) provided by operating activities	$(981,443)	$(574,877)	$2,044,069	$1,262	$—	$489,011

Investing activities —

Cost of acquisitions, net of cash acquired	—	—	(7,589,597)	—	—	(7,589,597)

Proceeds from divestitures, net of cash divested	—	—	468,880	—	—	468,880

Accruals for acquisition price and severance costs	—	—	15,171	—	—	15,171

Capital expenditures, excluding acquisitions	—	—	(335,922)	(3,270)	—	(339,192)

Capitalized interest	—	—	(25,474)	—	—	(25,474)

Proceeds from sale of fixed assets	—	—	53,246	—	—	53,246

Other investing activities	—	—	(45,566)	—	—	(45,566)

Cash used for investing activities	—	—	(7,459,262)	(3,270)	—	(7,462,532)

Financing activities —

Net proceeds from sale of common stock and exercise of stock options and warrants	—	—	10,198	—	—	10,198

Proceeds from preferred stock	973,881	—	—	—	—	973,881

Proceeds from long-term debt, net of issuance costs	10,189	8,929,272	(267,166)	—	—	8,672,295

Repayments of long-term debt	—	(2,056,893)	(544,297)	—	—	(2,601,190)

Intercompany between issuer and subsidiaries	—	(6,296,680)	6,298,079	(1,399)	—	—

Cash provided by (used in) financing activities	984,070	575,699	5,496,814	(1,399)	—	7,055,184

Increase (decrease) in cash and cash equivalents	2,627	822	81,621	(3,407)	—	81,663

Cash and cash equivalents, beginning of period	1,132	(822)	38,512	920	—	39,742

Cash and cash equivalents, end of period	$3,759	$—	$120,133	$(2,487)	$—	$121,405

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

         Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Information required by this item is incorporated by reference to the material appearing under the heading “Election of Directors” in the Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 11. Executive Compensation

         Information required by this item is incorporated by reference to the material appearing under the heading “Executive Compensation” in the Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information required by this item is incorporated by reference to the material appearing under the heading “Other Information – Principal Stockholders” in the Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

         Information required by this item is incorporated by reference to the material appearing under the heading “Certain Relationships and Related Transactions” in the Proxy Statement for the 2002 Annual Meeting of Stockholders.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statement Schedules -

Schedule II – Valuation and Qualifying Accounts

			Additions
	Balance at	Charges to	through	Other	Write-offs/	Balance at
	12/31/98	Expense	Goodwill	Charges(1)	Payments	12/31/99

Allowance for doubtful accounts	$13,907	$10,305	$—	$51,341	$(16,063)	$59,490

Severance and termination costs	10,126	499	52,254	—	(31,456)	31,423

Restructuring costs	7,630	565	1,426	—	(7,117)	2,504

			Additions
	Balance at	Charges to	through	Other	Write-offs/	Balance at
	12/31/99	Expense	Goodwill	Charges(1)	Payments	12/31/00

Allowance for doubtful accounts	$59,490	$19,463	$—	$6,421	$(42,275)	$43,099

Severance and termination costs	31,423	—	—	—	(27,041)	4,382

Restructuring costs	2,504	6,074	—	—	(2,630)	5,948

			Additions
	Balance at	Charges to	through	Other	Write-offs/	Balance at
	12/31/00	Expense	Goodwill	Charges(1)	Payments	12/31/01

Allowance for doubtful accounts	$43,099	$23,937	$—	$2,372	$(37,532)	$31,876

Severance and termination costs	4,382	3,816	—	120	(4,163)	4,155

Restructuring costs	5,948	7,994	—	2,210	(2,889)	13,263

(1)	Amounts primarily relate to acquired companies.

         Valuation and qualifying accounts not included above have been shown in Notes 1 and 7 of our financial statements included in Part II Item 8 of this Form 10-K.

Financial Statements of Browning-Ferris Industries, Inc.

Report of Independent Public Accountants.

Consolidated Balance Sheets as of December 31, 2001 and 2000.

Consolidated Statements of Operations for the Two Years Ended December 31, 2001, For the Five Months Ended December 31, 1999 and For the Ten Months Ended July 30, 1999.

Consolidated Statements of Stockholders’ Equity for the Two Years Ended December 31, 2001, For the Five Months Ended December 31, 1999 and For the Ten Months Ended July 30, 1999.

Consolidated Statements of Cash Flows for the Two Years Ended December 31, 2001, For the Five Months Ended December 31, 1999 and For the Ten Months Ended July 30, 1999.

Notes to Consolidated Financial Statements.

Report of Independent Public Accountants

To Allied Waste Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Browning-Ferris Industries, Inc. and subsidiaries (a wholly owned subsidiary of Allied Waste Industries, Inc.) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder’s equity and cash flows for the fiscal years ended December 31, 2001, 2000 and the five months ended December 31, 1999. We have also audited the accompanying consolidated statements of operations, stockholder’s equity and cash flows of the Company’s predecessor and its subsidiaries (the “Predecessor”) for the ten months ended July 30, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

On July 30, 1999, the Company acquired the Predecessor. As more fully described in Note 1 to the consolidated financial statements, the acquisition was accounted for as a purchase, and a new basis of accounting was established by allocating the purchase price to the assets acquired and the liabilities assumed. The consolidated financial statements of the Company are presented on the new basis, and accordingly, are not comparable to those of the Predecessor.

As explained in Note 1 to the financial statements, effective January 1, 2001, the Company changed its method for accounting for derivatives.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Browning-Ferris Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, the five months ended December 31, 1999 and the consolidated results of the operations and the cash flows of the Predecessor for the ten months ended July 30, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Phoenix, Arizona
February 8, 2002

BROWNING-FERRIS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,

	2001	2000

ASSETS

Current Assets —
Cash and cash equivalents	$18,536	$28,486

Accounts receivable, net of allowance of $18,401 and $30,400	448,180	480,124

Prepaid and other current assets	61,004	52,672

Total current assets	527,720	561,282

Property and equipment, net	1,600,023	1,722,691

Goodwill, net	6,694,179	6,874,717

Other assets, net	455,283	507,009

Total assets	$9,277,205	$9,665,699

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities —

Current portion of long-term debt	$1,689	$4,854

Accounts payable	167,081	196,254

Accrued closure, post-closure and environmental costs	81,672	114,727

Accrued interest	122,421	100,329

Other accrued liabilities	225,307	307,691

Unearned revenue	154,447	151,949

Total current liabilities	752,617	875,804

Long-term debt, less current portion	7,398,843	7,843,584

Accrued closure, post-closure and environmental costs	651,483	655,122

Other long-term obligations	375,642	218,568

Due to parent	652,542	450,617

Total liabilities	9,831,127	10,043,695

Commitments and contingencies

Stockholder’s Deficit —

Common stock	—	—

Additional paid-in capital	—	—

Accumulated other comprehensive loss	(85,120)	—

Retained deficit	(468,802)	(377,996)

Total stockholder’s deficit	(553,922)	(377,996)

Total liabilities and stockholder’s deficit	$9,277,205	$9,665,699

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

BROWNING-FERRIS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	BFI			Predecessor

	For the Year	For the Year	For the Five	For the Ten
	Ended	Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	July 30,
	2001	2000	1999	1999

Revenues	$3,358,105	$3,500,897	$1,484,857	$3,538,163

Cost of operations excluding acquisition related and unusual costs	1,948,750	1,994,334	877,602	2,285,384

Selling, general and administrative expenses excluding acquisition related and unusual costs	248,857	262,387	85,975	447,215

Depreciation and amortization	242,597	244,777	107,259	334,321

Goodwill amortization	177,881	173,026	71,538	14,477

Acquisition related and unusual costs (gains)	28,065	105,395	491,089	(56,880)

Operating income (loss)	711,955	720,978	(148,606)	513,646

Equity in earnings of unconsolidated affiliates	(39,070)	(50,788)	(20,785)	(41,454)

Interest expense, net	744,527	759,069	316,076	99,111

Income (loss) before income taxes	6,498	12,697	(443,897)	455,989

Income tax expense (benefit)	77,645	67,224	(140,534)	184,114

Minority interest	2,686	4,997	1,843	4,003

Income (loss) before extraordinary losses	(73,833)	(59,524)	(305,206)	267,872

Extraordinary losses, net of income tax benefit	16,973	13,266	—	—

Net income (loss)	$(90,806)	$(72,790)	$(305,206)	$267,872

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BROWNING-FERRIS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(in thousands)

				Accumulated
		Additional	Retained	Other		Total
	Common	Paid-In	Earnings	Comprehensive	Treasury	Stockholder's	Comprehensive
	Stock	Capital	(Deficit)	Loss	Stock	Equity	Loss

Predecessor —

Balance as of October 1, 1998	$34,725	$1,631,236	$1,368,485	$—	$(1,620,988)	$1,413,458

Common stock issued, net	150	29,694	—	—	(179,247)	(149,403)

Net income	—	—	267,872	—	—	267,872	267,872

Foreign currency translation	—	—	—	(26,242)	—	(26,242)	(26,242)

Pre-acquisition as of July 30, 1999	34,875	1,660,930	1,636,357	(26,242)	(1,800,235)	1,505,685	241,630

Cancellation of predecessor equity	(34,875)	(1,660,930)	(1,636,357)	26,242	1,800,235	(1,505,685)	(241,630)

Balance at July 30, 1999 (post-acquisition)	—	—	—	—	—	—	—

BFI —

Balance as of July 31, 1999	—	—	—	—	—	—	—

Net loss	—	—	(305,206)	—	—	(305,206)	(305,206)

Balance as of December 31, 1999	—	—	(305,206)	—	—	(305,206)	(305,206)

Net loss	—	—	(72,790)	—	—	(72,790)	(72,790)

Balance as of December 31, 2000	—	—	(377,996)	—	—	(377,996)	(72,790)

Net loss	—	—	(90,806)	—	—	(90,806)	(90,806)

Other comprehensive loss, net of tax:

Cumulative effect of change in accounting principle	—	—	—	(45,193)	—	(45,193)	$(45,193)

Net loss deferred on hedging derivatives	—	—	—	(89,194)	—	(89,194)	(89,194)

Less: Net loss on hedging derivatives reclassified to earnings	—	—	—	49,267	—	49,267	49,267

Balance as of December 31, 2001	$—	$—	$(468,802)	$(85,120)	$—	$(553,922)	$(175,926)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BROWNING-FERRIS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

		BFI		Predecessor

			For the Five	For the Ten
	For the	For the	Months	Months
	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	July 30,
	2001	2000	1999	1999

Operating activities— Net income (loss)	$(90,806)	$(72,790)	$(305,206)	$267,872

Adjustments to reconcile net income (loss) to cash provided by operating activities— Provisions for: Depreciation and amortization	420,478	417,803	178,797	348,798

Non-cash acquisition related and unusual costs (gains)	6,537	—	—	(56,880)

Undistributed earnings of equity investment in unconsolidated affiliates	(39,070)	(38,190)	13,217	(2,366)

Doubtful accounts	14,237	7,665	3,348	15,029

Accretion of debt and amortization of debt issuance costs and other	35,875	37,167	15,999	(2,014)

Deferred income tax provision (benefit)	53,441	34,013	(152,549)	214,564

Gain on sale of assets	(11,122)	(7,486)	(2,021)	(4,632)

Extraordinary losses due to early extinguishments of debt, net of income tax benefit	12,348	13,266	—	—

Change in operating assets and liabilities, excluding the effects of purchase acquisitions—

Accounts receivable, prepaid expenses, inventories and other	(32,957)	140,914	(66,629)	320,834

Accounts payable, accrued liabilities, unearned income and other	(10,123)	(130,903)	(60,170)	(77,397)

Expenditures against non-recurring acquisition accruals	(103,418)	(167,542)	382,643	—

Closure and post-closure provision	41,966	—	—	—

Closure, post-closure and environmental expenditures	(55,089)	—	—	—

Cash provided by operating activities	242,297	233,917	7,429	1,023,808

Investing activities — Cost of acquisitions, net of cash acquired	(97,921)	(222,554)	(7,287,628)	(118,653)

Proceeds from divestitures, net of cash divested	143,738	926,397	445,880	118,915

Accruals for acquisition price and severance costs	(1,667)	(27,820)	15,171

Net distributions from (contributions to) unconsolidated affiliates	—	15,372	(17,011)	(3,790)

Capital expenditures, excluding acquisitions	(137,500)	(221,014)	(34,072)	(449,394)

Capitalized interest	(19,624)	(21,040)	(8,401)	—

Proceeds from sale of fixed assets	14,462	37,027	2,331	17,775

Purchases of short-term investments	—	—	—	(98,014)

Change in deferred acquisition costs and notes receivable	(10,873)	—	—

Cash provided by (used for) investing activities	(109,385)	486,368	(6,883,730)	(533,161)

Financing activities —

Proceeds from long-term debt, net of issuance costs	2,696,719	2,202,000	7,924,174	19,992

Repayments of long-term debt	(3,185,466)	(2,764,561)	(1,501,505)	269,390

Dividends paid	—	—	—	(92,741)

Repurchases of common stock	—	—	—	(91,133)

Change in due to parent	345,885	(163,543)	487,937	(180,814)

Cash provided by (used for) financing activities	(142,862)	(726,104)	6,910,606	(75,306)

Increase (decrease) in cash and cash equivalents	(9,950)	(5,819)	34,305	415,341

Cash and cash equivalents, beginning of period	28,486	34,305	—	89,893

Cash and cash equivalents, end of period	$18,536	$28,486	$34,305	$505,234

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Browning-Ferris Industries, Inc. (“BFI”, “we” or “the Company”) is a wholly owned subsidiary of Allied Waste Industries, Inc., (“Allied” or “Parent”), a Delaware corporation. Allied is the second largest, non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous waste collection, transfer, recycling and disposal services in 39 states geographically identified as the Atlantic, Central, Great Lakes, Midwest, Northeast, Southeast, Southwest and West regions of the United States.

On July 30, 1999, Allied completed the acquisition of the predecessor of BFI (“Predecessor”) for approximately $7.7 billion of cash and the assumption of approximately $1.9 billion of Predecessor debt. Allied raised the cash to acquire the Predecessor through debt and the issuance of convertible preferred stock. Prior to the acquisition, the Predecessor was the second largest non-hazardous solid waste company in North America and provided integrated solid waste management services, including residential, commercial and industrial collection, transfer, disposal and recycling.

Principles of consolidation and presentation —

The Consolidated Financial Statements include the accounts of BFI and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Our financial statements prior to July 30, 1999, represent the activities of the Predecessor and the judgments and estimates of the Predecessor’s management. The acquisition of the Predecessor was recorded under the purchase method of accounting. At the date of acquisition of the Predecessor, all assets and liabilities acquired were adjusted to estimated fair market value. Because of the application of purchase accounting, the Consolidated Financial Statements of the Predecessor for the period ended before July 30, 1999 are not comparable to the financial statements for periods of BFI subsequent to the acquisition. Upon acquisition, Allied fully integrated BFI into its operations. BFI is not a registrant with the Securities and Exchange Commission (the “SEC”) and is not subject to the SEC’s periodic reporting requirements, except as may be required by Rule 3-16 of Regulation S-X. Certain estimates have been made to provide financial information for SEC reporting purposes as if BFI were a registrant. We believe that the presentations and disclosures herein are adequate to make the information not misleading. In the opinion of management, all adjustments necessary to fairly state the financial statements have been reflected.

Cash and cash equivalents —

The Company utilizes a cash management system under which a book balance cash overdraft exists for the Company’s primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in bank accounts. The Company’s funds are transferred on an as-needed basis to pay for clearing checks. At December 31, 2001, cash overdrafts of $4.4 million were included in accounts payable. The Company considers any liquid investments with an original maturity of three months or less to be cash equivalents. Amounts are stated at quoted market prices.

Concentration of credit risk —

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and trade receivables. We place our cash and cash equivalents with high quality financial institutions and manage the amount of credit exposure with any one financial institution.

We provide services to residential, commercial and industrial customers throughout the United States. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base. We perform ongoing credit evaluations of our customers, but do not require collateral to support customer receivables. We establish an allowance for doubtful accounts based on payment performance factors, historical trends and other information.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill —

Goodwill is the cost in excess of fair value of identifiable assets in business combinations accounted for using the purchase method of accounting has been amortized on a straight-line basis over 40 years. Beginning January 1, 2002, we no longer amortize any goodwill in accordance with the adoption of Statement of Financial Accounting Standards No. 142, (“SFAS 142”), Goodwill and Other Intangible Assets. See recently issued accounting pronouncements. We have allocated goodwill when appropriate, to the operating assets based on a percentage of acquired assets’ earnings before interest, taxes, depreciation and amortization (“EBITDA”) to the total acquired EBITDA. We review goodwill for impairment whenever events or changes in circumstances indicate that the remaining estimated useful life of goodwill might warrant revision or that the balance may not be recoverable. We evaluate possible impairment by comparing estimated future cash flows, before interest expense and on an undiscounted basis, to the net book value of assets including goodwill. If undiscounted cash flows are insufficient to recover assets, further analysis is performed in order to determine the amount of the impairment. We record an impairment loss equal to the amount by which the carrying amount of the assets exceeds their fair market value. Fair market value is usually determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved. In instances where goodwill is identified with assets that are subject to an impairment loss, the carrying amount of the identified goodwill is reduced before making any reduction to the carrying amounts of impaired tangible long-lived assets. Goodwill amortization of $177.9 million, $173.0 million, $71.5 million and $14.5 million was recorded for the year ended December 31, 2001, for the year ended December 31, 2000, for the five months ended December 31, 1999, and for the ten months ended July 30, 1999, respectively. Accumulated goodwill amortization was $425.9 million and $243.6 million at December 31, 2001 and 2000, respectively.

Other assets —

Other assets include notes receivable, landfill closure deposits, deferred charges, investments in unconsolidated affiliates, prepaid pension costs and miscellaneous non-current assets. Deferred finance and deferred contract charges include costs incurred to obtain financing and to acquire businesses. Upon funding of debt offerings, deferred financing costs are capitalized as debt issuance costs and amortized using the effective interest method over the life of the related debt. Direct costs related to acquisitions under evaluation are capitalized and reviewed for realization on a periodic basis. Miscellaneous assets include consulting and non-competition agreements, which are amortized in accordance with the terms of the respective agreements and contracts, generally not exceeding five years.

Accrued closure and post-closure costs —

Accrued closure and post-closure costs represent an estimate of the present value of the future obligation associated with closure and post-closure monitoring of non-hazardous solid waste landfills we currently own and/or operate or have retained upon divestiture. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by us for which we are responsible for closure and post-closure. For active landfills, the impact of changes determined to be changes in estimates, based on the annual update, are accounted for on a prospective basis except for instances where the cost expenditure will occur within 12 months. The present value of estimated future costs are accrued on a per unit basis as landfill disposal capacity is consumed. Discounting of future costs is applied where we believe that both the amounts and timing of related payments are reliably determinable. Changes in estimates for closed landfill sites are recognized when determined.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental costs —

We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value, as the timing of cash payments is not reliably determinable. Recoveries of environmental remediation costs from other parties are recorded when their receipts are deemed probable. Environmental liabilities and apportionment of responsibility among potentially responsible parties are accounted for in accordance with the guidance provided by the American Institute of Certified Public Accountants Statement of Position 96-1 (“SOP 96-1”) Environmental Remediation Liabilities.

Self-Insurance —

We are partially self-insured for general liability, automobile and workers’ compensation insurance with varying loss thresholds up to $1 million and fully self-insured for employee group health claims. The liability for unpaid claims and associated expenses, including claims incurred but not reported, is determined using actuarial valuations provided by independent companies. We use a third party to track and evaluate actual claims experience for consistency of data used in the annual actuarial valuation. At December 31, 2001 and 2000, we had self-insurance totaling $59.8 million and $14.8 million, respectively.

Other long-term obligations —

Other long-term obligations include the non-current portions of insurance accruals, legal accruals, loss contract and acquisition-related accruals, derivative liabilities for interest rate swaps contracts, the minority interest in consolidated subsidiaries and other obligations not expected to be paid within the following year.

Revenue —

Our revenues result primarily from fees charged to customers for waste collection, transfer, recycling and disposal services. We generally provide collection services under direct agreements with our customers or pursuant to contracts with municipalities. Commercial and municipal contract terms generally range from one to five years and commonly have renewal options. Our landfill operations include both company-owned landfills and landfills that we operate on behalf of municipalities

Advance billings are recorded as unearned revenue, and revenue is recognized when services are provided, usually within 90 days.

Loss contracts —

We review our revenue producing contracts in the ordinary course of business to determine if the direct costs, exclusive of any non-variable costs, to service the contractual arrangements exceed the revenues to be produced by the contract. Any resulting excess direct costs over the life of the contract are expensed at the time of such determination.

Change in accounting principle – derivatives

Effective January 1, 2001, we changed our method of accounting for derivative financial instruments in accordance with the adoption of SFAS 133, Accounting for Derivatives Instruments and Hedging Activities, as amended by SFAS 138, Accounting for Certain Derivative Instruments and Hedging Activities. See note 6 on Derivative Instruments and Hedging Activities.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-recurring acquisition accruals and acquisition related and unusual costs —

At the time of an acquisition accounted for under the purchase method of accounting, we evaluate and adjust existing accruals to represent our estimate of the future costs to settle the assumed liabilities. Assumed liabilities are considered in the allocation of purchase price and goodwill valuation. Liabilities related to restructuring and abandonment activities, loss contracts or changes in estimates of environmental, litigation and regulatory compliance costs are charged to acquisition related and unusual costs in the period in which the acquisition is completed. Any subsequent changes to these estimates are also charged to acquisition related and unusual costs. At December 31, 2001 and 2000, we had approximately $292.6 million and $362.1 million, respectively, of non-recurring acquisition accruals remaining on our consolidated balance sheets, consisting primarily of loss contract, litigation, insurance liabilities and other commitments associated with the acquisition of the Predecessor by Allied. Expenditures against non-recurring acquisition accruals, including severance costs in 2001 and 2000 were $116.8 million and $195.4 million, respectively.

During 2001, we recorded approximately $28.1 million of acquisition related and unusual costs primarily related to billing system conversions associated with the acquisition of the Predecessor by Allied. These non-recurring costs are decreasing as transition efforts are substantially complete at December 31, 2001.

During 2000, we recorded approximately $105.4 million of acquisition related and unusual costs primarily associated with the acquisition of the Predecessor by Allied. These costs are comprised primarily of approximately $75.2 million of transition costs related to transitional employees, duplicative facilities and operations and billing system conversion, which were expensed as incurred. Additionally we charged $30.2 million related to changes in estimated loss contract provisions, restructuring and abandonment liabilities, litigation liabilities and environmental related matters.

During the five months ended December 31, 1999, we recorded $491.1 million of acquisition related and unusual costs primarily associated with the $9.6 billion acquisition of the Predecessor by Allied, which was accounted for as a purchase by Allied. These costs are primarily comprised of approximately $267.0 million related to changes in estimates of environmental liabilities as a result of assessments performed by third-party and in-house engineers and legal counsel; $93.5 million related to changes in estimates of litigation liabilities for employee-related, regulatory and other commercial litigation matters; $77.4 million for costs related to transitional employees and duplicative facilities and operations; $32.6 million related to future anticipated losses on specifically-identified contracts; and $20.0 million for changes to self-insurance accruals based upon third-party actuarial reviews.

A net unusual gain of $56.9 million was recorded by the Predecessor for the ten months ended July 30, 1999. Included in this amount was (i) approximately $10.0 million of losses associated with divestiture of certain operations in anticipation of a transaction with Allied, which closed in April 1999, (ii) $9.2 million of transaction costs associated with the sale of the Predecessor to Allied, and (iii) $76.1 million of a gain previously deferred related to the sale in March 1998 of substantially all of the Predecessor’s operations outside North America to SITA, a Paris-based subsidiary of Suez Lyonnaise des Eaux, recorded in July 1999.

Extraordinary losses —

In November 2001, we repaid $736.9 million of the tranche A, B and C term loan facility prior to its maturity date, with net proceeds from the issuance of $750 million senior notes. In connection with this repayment, we recognized an extraordinary charge for the early extinguishment of the debt of approximately $12.4 million ($7.5 million, net of income tax benefit) related to the write-off of deferred debt issuance costs.

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

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2000, we repaid the asset sale term loan and tranche D term loan facilities prior to the respective maturity dates. In connection with these repayments, we recognized extraordinary charges for the early extinguishment of the debt of approximately $21.9 million ($13.3 million, net of income tax benefit) related to the write-off of deferred debt issuance costs.
Statements of cash flows —
The supplemental cash flow disclosures and non-cash transactions are as follows (in thousands):

			For the Five	For the Ten
	For the Year	For the Year	Months	Months
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	July 30,
	2001	2000	1999	1999

Supplemental Disclosures -

Interest paid (net of amounts

capitalized)	$699,566	$741,118	$192,725	$86,916

Income taxes paid	—	—	—	131,157

Non-Cash Transactions -

Common stock, preferred stock

warrants issued in acquisitions

or as commissions	$—	$—	$—	$8,400

Debt incurred or assumed in

acquisitions	—	—	1,763,435

Liabilities incurred or assumed in

acquisitions	13,758	30,951	86	30,200

Use of estimates -—

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

Fair value of financial instruments —

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107, Disclosures About Fair Value of Financial Instruments, (SFAS 107). Our financial instruments as defined by SFAS 107 include cash, money market funds, accounts receivable, accounts payable and long-term debt. We have determined the estimated fair value amounts at December 31, 2001 using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying value of cash, money market funds, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments (see notes 5 and 6 for fair value of debt and derivative instruments).

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently issued accounting pronouncements —

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations (SFAS 143), which outlines standards for accounting for an obligation associated with the retirement of a long-lived tangible asset. This standard will apply to our accounting for landfill closure and post-closure obligations. We are required to adopt SFAS 143 by January 1, 2003 and are currently assessing the impact, if any, that this statement will have on our consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supercedes SFAS 121. SFAS 144 provides a single accounting model for impairment of long-lived assets held for use and for long-lived assets that are to be disposed of by sale (including discontinued operations). SFAS 144 does not cover impairment of goodwill. We adopted SFAS 144 on January 1, 2002. There was no impact on our consolidated financial statements.

In July 2001, the FASB issued SFAS 141, Business Combinations (SFAS 141) and SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interest method. Adoption of this standard did not have a material impact on our consolidated financial statements. The effective date for SFAS 142 was fiscal years beginning after December 15, 2001.

SFAS 142, among other things, eliminates the amortization of goodwill and instead requires an annual assessment of goodwill impairment by applying a fair value based test. SFAS 142 required that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized. During the years ended December 31, 2001 and 2000, the Company recorded goodwill amortization of $177.9 million and $173.0 million, respectively. We have evaluated the impact of this statement and tested our existing goodwill for realizability and determined that we have no impairment of our goodwill and therefore no impact upon adoption to our consolidated financial statements effective January 1, 2002. Total net unamortized goodwill at December 31, 2001 is approximately $6.7 billion, of which approximately $6.5 billion is not deductible for income tax purposes.

2. Business Combinations

Acquisitions accounted for under the poolings-of-interests method are reflected in the results of operations as if the acquisition occurred on the first day of the earliest year presented. Acquisitions accounted for under the purchase method are reflected in the results of operations since the effective date of the acquisition. For those acquisitions accounted for using the purchase method, we allocate the cost of the acquired business to the assets acquired and liabilities assumed based upon their estimated fair values. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. Purchase accounting adjustments, acquisition related costs and other possible charges that may arise from the acquisitions may materially impact our future Consolidated Balance Sheets and Statements of Operations. Unaudited pro forma consolidated data is not presented because it would not significantly change our reported results for the periods presented.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment are recorded at cost, which includes interest to finance the acquisition and construction of major capital additions during the development phase, primarily landfills and transfer stations, until they are completed and ready for their intended use. Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (30-40 years), vehicles and equipment (3-10 years), containers and compactors (5-15 years) and furniture and office equipment (3-8 years). In accordance with SFAS 121, we evaluate long-lived assets, such as property and equipment, and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

The cost of landfill airspace, including original acquisition cost and incurred and projected landfill construction costs, is amortized over the capacity of the landfill based on a per unit basis as landfill airspace is consumed. We periodically review the realizability of our investment in operating landfills. Should events and circumstances indicate that any of our landfills be reviewed for possible impairment, such review for recoverability will be made in accordance with Emerging Issues Task Force Discussion Issue No. 95-23 (“EITF 95-23”) The Treatment of Certain Site Restoration/Environmental Exit Costs When Testing a Long-Lived Asset for Impairment. The EITF outlines how cash flows for environmental exit costs should be determined and measured.

Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives, are charged to expense as incurred. For the year ended December 31, 2001, the year ended December 31, 2000, the five months ended December 31, 1999, and the ten months ended July 30 1999, maintenance and repair expenses charged to cost of operations were approximately $242.0 million, $268.7 million, $143.9 million and $243.9 million, respectively. When property is retired, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

Property and equipment at December 31, 2001 and 2000 is as follows (in thousands):

	2001	2000

Land and improvements	$199,333	$204,309

Land held for permitting as landfills(1)	35,459	36,768

Landfills	734,346	613,418

Buildings and improvements	181,548	185,424

Vehicles, furniture and equipment	693,611	719,099

Containers and compactors	344,596	343,712

	2,188,893	2,102,730

Accumulated depreciation and amortization	(588,870)	(380,039)

	$1,600,023	$1,722,691

(1)	These properties have been approved for use as landfills, and we are currently in the process of obtaining the necessary permits.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments In Unconsolidated Affiliates

On April 30, 2001, American Ref-Fuel Company LLC, a joint venture of Duke Energy North America and United American Energy Corporation, acquired our 100% ownership interest in the Ref-Fuel Chester, Pennsylvania facility; our 50% interest in the Rochester, Massachusetts facility; and our 51% interest in Ref-Fuel’s marketing company. The ownership structure of four remaining Ref-Fuel facilities located in New York, New Jersey, and Connecticut was modified to give American Ref-Fuel Company LLC operational control of those entities. This transaction allowed us to reduce our debt requirements by approximately $300 million and reduced our letter of credit requirements by $200 million. In 2000, these operations generated approximate annual revenues, operating income and equity earnings of $70 million, $15 million, and $50 million, respectively.

In connection with the modification of the ownership structure of the Ref-Fuel facilities on April 30, 2001, we retained a minority ownership interest in these entities. Our equity investment in these entities was approximately $180 million at December 31, 2001 and is included in other assets, net on the Consolidated Balance Sheets. As part of the ownership modification, our Parent had an option to exchange our minority interest in the Ref-Fuel facilities for Ref-Fuel’s 99% interest in Allied's equipment purchasing subsidiaries. The Parent has exercised this option and this exchange is scheduled to take place in April 2002. After the exchange, we will no longer have any interest in the Ref-Fuel entities.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We used the equity method of accounting for investments in unconsolidated subsidiaries over which we exercised control. The Summarized Combined Balance Sheet Data and the Statement of Operations Data presented in the table below indicate amounts related to the following equity investees in which we exercised control through a 50% ownership interest at December 31, 2000 and 1999: American Ref-Fuel Company, American Ref-Fuel Company of Hempstead, American Ref-Fuel Company of Essex, American Ref-Fuel Company of Southeastern Connecticut, American Ref-Fuel Company of Niagara, LP, and American Ref-Fuel Company of SEMASS, LP (American Ref-Fuel).

Summarized Combined Balance Sheet Data
(in thousands, unaudited)

	December 31,	December 31,	December 31,
	2001(1)	2000	1999

Current assets	$115,768	$162,799	$147,863

Property and equipment, net of accumulated depreciation	764,496	1,086,470	1,116,711

Other non-current assets	194,002	245,836	248,378

Current liabilities	114,848	120,964	127,989

Long-term debt, net of current

portion	707,243	1,098,605	1,123,414

Other long-term liabilities	178,246	216,597	199,828

Retained earnings	(13,147)	58,939	61,721

Summarized Combined Statement of Operations Data
(in thousands, unaudited)

	For the	For the	For the Five
	Year Ended	Year Ended	Months Ended
	December 31,	December 31,	December 31,
	2001(1)	2000	1999

Total revenue	$250,023	$363,719	$146,940

Operating income	116,816	159,113	52,216

Net income	59,383	95,118	27,328

(1)	These amounts exclude the results of Semass, LP and American Ref-Fuel, for which our ownership interest was divested on April 30, 2001.

Our investments in and advances to equity investees approximated $240.0 million and $274.7 million at December 31, 2000 and 1999, respectively consisted of investments in excess of underlying equity of $134.3 million and $170.1 million, a subordinated note and other receivables of $76.2 million and $73.7 million, and our proportional share of net assets of $29.5 million and $30.9 million, respectively.

For years ended December 31, 2001 and 2000, and for the five months ended December 31, 1999, our equity in earnings of equity investees were approximately $39.1 million, $50.8 million and $20.8 million and dividends received from equity investees were approximately $12.6 million and $34.0 million, respectively for the year ended December 31, 2000 and for the five months ended December 31, 1999. There were no dividends received during 2001.

Differences between the equity in earnings we reported and our proportionate share of the combined earnings of the related investees result principally from differences in the recognition of expenses, goodwill amortization and the elimination of intercompany transactions.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Long-term Debt

Allied completed the purchase of BFI primarily through the issuance of debt. All of the assets and stock of BFI are pledged as collateral for this debt and the debt is serviced through cash flows generated by BFI operations. Therefore in accordance with SEC Staff Accounting Bulletin, Topic 5, the debt, while held at Allied, is presented on our consolidated balance sheet, and related interest expense and debt issue costs are reflected in our financial statements.

Long-term debt at December 31, 2001 and 2000 consists of the following (in thousands):

	2001	2000

Revolving credit facility, effective rate of 10.46%	$—	$435,000

Tranche A term loan facility, effective rate of 9.48% and 9.19%, respectively	1,157,785	1,675,000

Tranche B term loan facility, effective rate of 9.37% and 9.52%, respectively	864,018	1,250,000

Tranche C term loan facility, effective rate of 9.94% and 9.73%, respectively	1,036,822	1,500,000

Senior subordinated notes, interest at 10.00%, effective rate of 10.18%, including

unamortized premium of $6,425 and $7,272, respectively	2,006,425	2,007,272

Senior notes, interest at 8.88%, effective rate of 9.14%	600,000	—

Senior notes, interest of 8.50%, effective rate of 8.59%	750,000	—

Debentures, interest at 7.40%, effective rate of 10.25%, net of unamortized discount

of $76,969 and $79,251, respectively	283,031	280,749

Senior notes, interest at 6.10%, effective rate of 8.54%, net of unamortized discount

of $3,679 and $7,194, respectively	153,010	149,495

Senior notes, interest at 6.38%, effective rate of 9.52%, net of unamortized discount

of $19,141 and $22,305, respectively	142,059	138,895

Debentures, interest at 9.25%, effective rate of 9.92%, net of unamortized discount

of $4,331 and $4,554, respectively	95,169	94,946

Senior notes, interest at 7.88%, effective rate of 9.05%, net of unamortized discount

of $1,999 and $2,622, respectively	67,502	66,879

Solid waste revenue bond obligations, weighted average interest rate of 5.00% and

6.40%, weighted average effective rate of 7.40% and 6.01%, respectively, net of

unamortized discount of $4,491 and $4,810, respectively	236,822	236,500

Notes payable to banks, finance companies, and individuals, weighted average interest rates of 6.40% and 7.00%, respectively, and principal payable through 2010,

secured by vehicles, equipment, real estate, accounts receivable or stock of certain

subsidiaries	7,889	13,702

	7,400,532	7,848,438

Less: Current portion	1,689	4,854

	$7,398,843	$7,843,584

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 27, 2001, Allied Waste North America, Inc. (Allied NA; a wholly owned consolidated subsidiary of Allied) issued $750 million of 8.50% Series A senior notes, due 2008 (together with the $600 million 8.875% notes issued January 30, 2001, the 2001 Senior Notes), in a private placement under Rule 144A of the Securities Act of 1933. These notes were registered within 120 days of the November offering date. Interest is payable semi-annually on June 1 and September 1. We used the net proceeds of $736.9 million from the sale of these notes to ratably repay portions of tranches A, B and C of the term loans under the 1999 Credit Facility. In connection with the issuance of the notes, we further amended our credit facility to revise certain financial covenants to provide us with greater operating flexibility.

On January 30, 2001, Allied NA issued $600 million of 8.875% senior notes, due 2008 (the 2001 Senior Notes), in a private placement under Rule 144A of the Securities Act of 1933. In August 2001, these notes were exchanged for substantially identical notes registered under the Securities Act of 1933. Interest is payable semi-annually on April 1 and October 1. The net proceeds of $589.5 million from the sale of these notes to ratably repay portions of tranches A, B and C of the term loans under the 1999 Credit Facility. Coincident with the offering we amended our 1999 Credit Facility to change certain financial covenants to provide us with greater flexibility and to reduce the total revolving line by $200 million, from $1.5 billion to $1.3 billion. This reduction in the revolver was effective as of June 29, 2001.

In connection with the BFI acquisition in July 1999, we entered into a new credit facility (the 1999 Credit Facility). The 1999 Credit Facility provided a $1.5 billion six-year revolving credit facility, due July 2005, which was reduced to $1.3 billion effective June 29, 2001, a $556 million two-year asset sale term which was repaid in full in February 2000, a $1.75 billion six-year Tranche A term due July 2005, a $1.25 billion seven-year Tranche B term loan due July 2006, a $1.50 billion eight-year Tranche C term loan due July 2007 and a $500 million eight-year Tranche D term loan. The Tranche D Term Loan was repaid in full in September 2000.

The 1999 Credit Facility bears interest, at (a) an Alternate Base Rate, or (b) a Eurodollar Rate, both terms defined in the 1999 Credit Facility, plus, in either case, an applicable margin and may be used for working capital and other general corporate purposes, acquisitions, and the issuance of letters of credit. Of the $1.3 billion available under the Revolving Credit Facility at December 31, 2001, the entire amount may be used to support the issuance of letters of credit. As of December 31, 2001, approximately $792 million was available on this facility.

The 1999 Credit Facility is a funded, amortizing senior secured term loan with annual principal payments increasing from zero in 2002, to $183 million in 2003, and to $450 million in 2004. Principal under the revolving credit facility is due upon maturity.

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

In July 1999, Allied NA issued $2.0 billion of senior subordinated notes (the 1999 Notes) in a Rule 144A offering. In January 2000, these notes were exchanged for substantially identical notes registered under the Securities Exchange Act of 1933. Interest accrues on the 1999 Notes at an interest rate of 10% per annum, payable semi-annually on May 1 and November 1. We used the proceeds from the 1999 Notes as partial financing of the acquisition of the Predecessor by Allied.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the acquisition of the Predecessor on July 30, 1999, Allied assumed all of the Predecessor’s debt securities with the exception of commercial paper that was paid off in connection with the acquisition. The assumed debt securities were recorded at their fair market values as of the date of the acquisition in accordance with Emerging Issues Task Force Issue 98-1 — Valuation of Debt Assumed in a Purchase Business Combination. The effect of revaluing the debt securities resulted in an aggregate discount from the historic face amount of $137.0 million. At December 31, 2001, the remaining unamortized discount related to the debt securities assumed from the Predecessor was $110.6 million.

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

Substantially all of our subsidiaries are jointly and severally liable for the obligations under the 1999 Notes, the 2001 Senior Notes, and the 1999 Credit Facility through unconditional guarantees issued by current and future subsidiaries. In addition, the 1999 Credit Facility, the 2001 Senior Notes and certain of the debt assumed in connection with the acquisition of the Predecessor by Allied are secured by a pledge of the stock of substantially all of BFI and a security interest in the assets of BFI and its domestic subsidiary.

Future maturities of long term debt —

Aggregate future scheduled maturities of long-term debt are as follows (in thousands):

As of
December 31,
Maturity	2001

2002	$1,689

2003	342,128

2004	451,213

2005	595,308

2006	868,274

Thereafter	5,246,105

Gross Principal	7,504,717

Discount, net	(104,185)

Total Debt	$7,400,532

Fair value of debt and interest rate protection agreements —

We have interest rate risk relating to long-term variable rate debt. To manage the potential interest rate volatility, we enter into interest rate swaps. Interest rate swaps are used to manage the proportion of fixed and variable rate debt based on market conditions. We do not hold or issue derivative instruments for trading purposes.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of our debt and hedging instruments are subject to change as a result of potential changes in market rates and prices. The table below provides information about our long-term debt and interest rate hedges by aggregate principal or notional amounts and weighted average interest rates for instruments that are sensitive to changes in interest rates. The financial instruments are grouped by market risk exposure category (in thousands, except percentages).

	Balance at	Fair Value at	Balance at	Fair Value at
	December 31,	December 31,	December 31,	December 31,
	2001	2001	2000	2000

Long-Term Debt

Fixed Rate Debt:

Principal amount	$4,262,327	$4,299,668	$2,908,856	$2,747,940

Weighted average interest rate	9.13%		8.37%

Variable Rate Debt:

Principal amount	$3,138,205	$3,089,215	$4,939,582	$4,734,918

Weighted average interest rate(1)	4.58%		9.23%

Interest Rate Swaps(2)

Cancelable:

Notional amount	$—	$—	$450,000	$(2,170)

Weighted average interest rate			6.37%

Non-Cancelable:

Notional amount	$2,886,822	$(140,693)	$3,550,000	$(72,496)

Weighted average interest rate	6.29%		7.10%

(1)	Reflects the rate in effect as of December 31, 2001 and 2000 before the effects of swaps and includes all applicable margins. Actual future rates may vary.

(2)	All interest rate swaps enable us to pay a fixed interest rate in exchange for receiving variable interest rates at LIBOR. (See Note 6.)

Debt covenants —

The 1999 Credit Facility contains certain financial covenants, including, but not limited to total debt to EBITDA ratio and an interest expense coverage ratio. Additionally, these covenants limit, among other things, our ability and our subsidiaries’ ability to incur additional indebtedness and liens, make acquisitions and purchase fixed assets above certain amounts, pay dividends, make optional prepayments on certain subordinated indebtedness, make investments, loans or advances, enter into certain transactions with affiliates or consummate a merger, consolidation or sale of all or substantially all of our assets.

The 1999 Notes and the 2001 Senior Notes contain certain financial and operating covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions.

At December 31, 2001, we were in compliance with all applicable covenants.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Derivative Instruments and Hedging Activities

Consistent with our risk management policy, we enter into fixed to floating swap agreements for the purpose of hedging variability of interest payments on our long-term variable rate LIBOR-based bank debt and the corresponding variability in interest expense. Our strategy is to utilize derivatives when such transactions will serve to reduce our aggregate exposure. We enter these contracts solely for the purpose of reducing risk; positions are not taken for trading purposes. Our derivative activities are subject to the management, direction and control of our Hedging Committee. Our risk management policy requires that we evaluate the credit of our counterparties and that we monitor counterparty exposure. At December 31, 2001, counterparties for 83% of our interest rate swap portfolio were rated either AA or AA-. The counterparties for the remaining 17% were rated from A+ to A. Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Board of Directors at least annually.

Upon adoption of SFAS 133, at January 1, 2001, and subsequently throughout the first three quarters of 2001, business plan assumptions were analyzed and evaluated in relationship to the future level of anticipated bank debt outstanding. We analyzed the terms and levels of the bank debt and maintained a hedge portfolio with terms not to exceed the anticipated maturities or paydowns of the variable rate bank debt – thereby achieving an effective hedging relationship with our bank debt and our swap portfolio. We designate our interest rate swap agreements at inception as hedges of the variability of interest cash flow debt or as hedges of the fair value of a specific fixed rate liability attributable to changes in market interest rates. We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions.

Adoption of these new accounting standards had no effect on net income and resulted in cumulative pre-tax reductions of $74.7 million on January 1, 2001 to Accumulated Other Comprehensive Income, included as a component of reported stockholders’ equity. At December 31, 2001, a liability of $140.7 million is included in the Consolidated Balance Sheets in other long-term obligations reflecting the market cost of hypothetical settlement of our swap portfolio on that date. Correspondingly, at December 31, 2001, an after tax amount of $85.1 million is included in Accumulated Other Comprehensive Income (AOCI). The liability will fluctuate with market interest rates but will reduce to zero over the terms of each of our interest rate swap instruments. Approximately $14.5 million of the liability at December 31, 2001 related to hedges maturing within 12 months. Fair value variations over the life of the swap contracts arise from changes in interest rates and the time value of money. Our swap portfolio stabilizes our incurred and reported interest expense with the consequence of the balance sheet fluctuations caused by changes in market interest rates.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our cash flow interest rate swaps are properly designated as and are effective as hedges of our variable rate debt. We assume 100% effectiveness in our interest rate hedges, as the notional amounts, indices, repricing dates, and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged. Accordingly, all changes in market value of our interest rate swap agreements are reflected in comprehensive income. Expense or income related to swap settlements are matched against interest expense in earnings for the related variable rate debt over the term of the agreements. These agreements are recognized on the balance sheet at their fair value. If significant terms do not match we will then use the hypothetical swap method to assess any ineffectiveness. Any ineffectiveness is recorded in interest expense in our income statement. Market change gains and losses on interest rate swap agreements not designated in a hedging relationship would be recorded as a gain or loss on derivative instruments in our income statement. We had no such gains or losses in 2001. When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in AOCI at that time are isolated and amortized over the remaining original contract term.

Our interest rate swap portfolio continues to fix a significant portion of our variable rate interest payment obligation, protecting us from cash flow variations arising from changes in short term interest rates. We believe this is prudent given our capital structure. At December 31, 2001, the notional value of our interest rate swap contracts was $2.887 billion with a weighted average of 24 months to maturity. These contracts expire 15% during 2002, 28% during 2003, 48% during 2004, and 9% during 2005. Our 1999 Credit Facility requires that 50% of our outstanding credit facility remain hedged through July 2002, and our corporate policy is that at least 75% of our total debt must be effectively fixed, either directly or through interest rate swap agreements. At December 31, 2001, approximately 96% of our debt was fixed, 64% directly, and 32% through interest rate swap agreements.

Significant portions of the 1999 Credit Facility expire in July 2005. Before it’s expiration, we intend to re-finance the 1999 Credit Facility. Due to recent events that have impacted the capital markets, we now believe that the size of a new credit facility will be smaller than originally anticipated. We believe that between December 31, 2001 and the time we refinance the 1999 Credit Facility, we will reduce its size by about $1.5 billion. The alternatives available to us to allow this reduction include, cash flow from operating activities, possible asset sales in excess of acquisitions and potential capital market transactions. Capital market transactions could involve either new equity capital for our Company or refinancing short-term maturities for longer-term maturities or some combination of both. This course of action is subject to ongoing analysis and is dependent on a favorable economic environment. The exact size, combination or timing of these events has not yet been determined, and we cannot assume that we will be able to secure a refinancing on terms we regard as favorable, or at all.

These new events and their timing have been considered with respect to our hedge contracts expirations. The updated business and financing plan, which is based on new circumstances not anticipated at the time we entered into the interest rate swap agreements, contemplates the possibility of refinancing or prepaying variable rate debt before the expiration of some interest rate swap contracts. The possibility of these new events occurring changes our prior assertions that the debt would be outstanding for the duration of all swaps entered into from probable to less certainty.

Thus, in December 2001, we began contemplating the possibility of refinancing or prepaying our variable rate debt before the expiration of some interest rate swap contracts. Effective December 31, 2001, we de-designated $1.5 billion of notional amount interest rate swap contracts. Because it was possible that future interest rate payments on the underlying variable rate debt may cease prior to the expiration of the related hedge contract portfolio.

In determining the amount to de-designate, we considered various business scenarios. Sensitivity analysis was performed to identify the impact of various alternatives. We then identified only those swap contracts where we could make a clear determination, based on new and current circumstances, that future interest payments were highly probable, left those remaining as designated hedge accounting transactions, and de-designated the rest. Until the underlying variable rate debt is paid, the de-designated contracts will remain in force.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These analyses and results were reviewed and approved by senior management, the Hedging Committee and the Board of Directors.

For contracts which remain designated as hedges, settlement payments in each period are included as part of our interest expense. Periodic changes in the market value of those contracts will remain in shareholder’s equity in AOCI. For de-designated contracts, settlement payments and periodic changes in market values of the contracts will be presented on the face of the Consolidated Statements of Operations as a gain or loss of derivative contracts.

For contracts de-designated the total amount of loss in AOCI at December 31, 2001 was approximately $65 million ($40 million, net of income tax benefit). The gross amount will be amortized into interest expense over the remaining terms of the de-designated contracts. Prospectively, periodic changes in market value for the contracts will be recorded in the Consolidated Statements of Operations as a gain or loss on a derivative contract.

7.     Landfill Accounting

We have a network of 73 owned or operated active landfills at December 31, 2001. The landfills have operating lives ranging from 1 to over 150 years based on available capacity using current annual volumes. The average life of our landfills approximates 40 years. We use a life-cycle accounting method for landfills and the related closure and post-closure liabilities. This method applies the costs associated with acquiring, developing, closing and monitoring the landfills over the associated landfill capacity and associated consumption. On an annual basis, we update the development cost estimates (which include the costs to develop the site as well as the individual cell construction costs), closure and post-closure cost estimates and future capacity estimates (sometimes referred as airspace) for each landfill. The cost estimates are prepared by local company and third-party engineers based on the applicable local, state and federal regulations and site specific permit requirements. Future capacity estimates are updated using aerial surveys of each landfill to estimate utilized disposal capacity and remaining disposal capacity. These cost and capacity estimates are reviewed and approved by senior operations management annually.

Landfill assets —

We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the costs associated with acquiring, permitting and developing the entire landfill by the total remaining capacity of that landfill. The resulting per unit amortization rate is applied to each unit disposed at the landfill and is recorded as expense for that period. We expensed approximately $66.0 million, $60.6 million and $24.8 million related to landfill amortization during the years ended December 31, 2001 and 2000 and for the five months ended December 31, 1999.

Allied and its engineering and legal consultants continually monitor the progress of obtaining local, state and federal approval for each of its expansion permits. If it is determined that the expansion no longer meets our criteria, the disposal capacity is removed from our total available disposal capacity, the costs to develop that disposal capacity and the associated closure and post-closure costs are removed from the landfill amortization base, and rates are adjusted prospectively. In addition, any value assigned to deemed permitted capacity would be written-off to expense during the period in which it is determined that the criteria are no longer met.

The following table reflects the estimated operating lives of our landfill assets based on available disposal capacity using current annual volumes:

	Number of Sites	Percent of Total

0 to 5 years	15	21%

6 to 10 years	10	14%

11 to 20 years	10	14%

21 to 40 years	21	28%

41+ years	17	23%

Total	73	100%

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Closure and post-closure —

As individual areas within each landfill reach capacity, we are required to cap and close the areas in accordance with the landfill site permit. Generally, closure requirements include the application of compacted clay, geosynthetic liners and vegetative soil barriers in addition to the construction of drainage channels and methane gas collection systems among other closure activities. After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which usually extends for 30 years. Post-closure requirements generally include maintenance of the site and monitoring the methane gas collection systems and groundwater systems, among other post-closure activities. Such estimated costs for closure and post-closure as required under Subtitle D regulations are compiled and updated annually for each landfill by local and regional company engineers and reviewed by senior management. The future estimated closure and post-closure costs are increased at an inflation rate of 2.5%, and discounted at a risk-free capital rate of 7.0%, per annum, based on the timing of the amounts to be expended. The following table is a summary of the closure and post-closure costs (in thousands):

	December 31, 2001	December 31, 2000

Discounted Closure and Post-Closure Liability Recorded:

Current Portion	$57,170	$67,474

Non-Current Portion	368,971	361,472

Total	$426,141	$428,946

Estimated Remaining Closure and Post-Closure Costs to be

Expended:

Discounted	$668,369	$724,617

Undiscounted	1,541,006	1,572,472

Estimated Total Future Payments:

2002	$59,113

2003	44,612

2004	39,791

2005	42,699

2006	52,319

Thereafter	1,302,472

Our periodic closure and post-closure expense has two components. The first component is the site specific per unit closure and post-closure expense. The per unit rate is derived by dividing the estimated total remaining discounted closure and post-closure costs by the remaining disposal capacity at each landfill (consistent with the disposal capacity used to calculate landfill amortization rates). We use the resulting site-specific rates to record expense during a given period based upon the consumption of disposal capacity during that period.

The second component is the accretion expense necessary to increase the accrued closure and post-closure reserve balance to its future, or undiscounted, value. To accomplish this, we accrete our closure and post-closure accrual balance using the risk-free capital rate and charge this accretion as an operating expense in that period.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental costs —

In connection with the acquisition of companies, we engage independent environmental consulting firms to assist in conducting an environmental assessment of companies acquired from third parties. Several contaminated landfills and other properties were identified during 1999 and 1998 that would require us to incur costs for incremental closure and post-closure measures, remediation activities and litigation costs in the future. Based on information available, we recorded provisions of $3.3 million and $257.6 million for environmental matters, in 2000 and 1999 Consolidated Statements of Operations, respectively, and expect these amounts to be disbursed over the next 30 years.

The ultimate amounts for environmental liabilities cannot be precisely determined and estimates of such liabilities made by us, after consultation with our independent environmental engineers, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessment to date, the recorded liabilities will be periodically evaluated, as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded liability for environmental matters as of December 31, 2001 and 2000 of approximately $307.0 million and $340.9 million, respectively, represents the most probable outcome of these contingent matters. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, proceeds are recorded as an offset to environmental expense in operating income. There were no significant recovery receivables outstanding as of December 31, 2001 or 2000. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding closure and post-closure could result in approximately $15 million of additional liability.

8. Employee Benefit Plans

Defined Benefit Pension Plans —

Effective July 30, 1999, in connection with the acquisition of the Predecessor by Allied, we assumed two defined benefit retirement plans covering substantially all BFI employees in the United States, except for certain employees subject to collective bargaining agreements.

These plans are the BFI Retirement Plan (“BFI Pension Plan”) and the Pension Plan of San Mateo County Scavenger Company and Affiliated Divisions of Browning-Ferris Industries of California, Ind. (“San Mateo Pension Plan”). The BFI Pension Plan was amended on July 30, 1999 to freeze future credited service, but interest credits continue to accrue. Certain union participants continue to receive 2% annual service credits in addition to interest credits through the duration of the current collective bargaining agreements. The benefits not frozen for this plan are based on years of service and the employee’s compensation.

The BFI San Mateo Pension Plan covers substantially all employees of this location. Benefits are based on the employee’s years of service and compensation using the average of earnings over the highest five consecutive calendar years out of the last fifteen years of service.

Our general funding policy for each pension plan is to make annual contributions to the plans as determined to be required by the plans’ actuary. No contributions were required during 2001, 2000, or 1999. No contributions are anticipated necessary for 2002.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For both plans, an actuarial valuation report was prepared as of September 30, 2001 and 2000 and used, as permitted by SFAS 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132), for the following disclosures (in thousands):

	For the Period from	For the Period from
	September 30, 2000	September 30, 1999
	through	through
Change in Benefit Obligation	September 30, 2001	September 30, 2000

Benefit obligation at beginning of period	$236,973	$249,110

Service cost	771	1,094

Interest cost	17,697	17,965

Actuarial (gain) loss	29,573	(10,665)

Benefits paid	(15,425)	(20,531)

Benefit obligation at end of period	$269,589	$236,973

Change in Plan Assets

Fair value of plan assets at beginning of

period	$354,207	$304,274

Actual return on plan assets	(33,358)	70,464

Benefits paid	(15,425)	(20,531)

Fair value of plan assets at end of period	305,424	354,207

Funded Status	35,835	117,234

Unrecognized net actuarial (gain) loss	64,225	(34,333)

Prepaid benefit cost	$100,060	$82,901

Amounts Recognized in the Consolidated Balance Sheets

	December 31, 2001	December 31, 2000

Prepaid benefit cost	$100,060	$82,901

	For the Year Ended	For the Year Ended	For the Period from July 30
Components of Net Periodic Benefit Cost	December 31, 2001	December 31, 2000	through December 31, 1999

Service cost	$771	$1,094	$496

Interest cost	17,697	17,965	7,945

Expected return on plan assets	(35,422)	(34,630)	(13,155)

Recognized net actuarial gain	(205)	(1,398)	—

Net periodic benefit cost	$(17,159)	$(16,969)	$(4,714)

Weighted-Average Assumptions at

September 30, 2001 and 2000

Discount rate	7.25%	7.75%	7.75%

Expected return on plan assets	9.75%	10.25%	10.25%

Average rate of compensation increase	4.00%	4.00%	4.00%

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401k Plan —

Allied sponsors the Allied Waste Industries, Inc. 401(k) Plan (401(k) Plan) a defined contribution plan, which is available to all eligible employees except those represented by collective bargaining agreements. Eligible employees may contribute up to 15% (25% effective February 1, 2002) of their annual compensation on a pre-tax basis. Participant’s contributions are subject to certain restrictions as set forth in the Internal Revenue Code. Allied matches 50% of employee contributions, up to the first 5% of the employee’s compensation which is deferred. Participant’s contributions vest immediately and the employer contributions vest in increments of 20% based upon years of service. Allied’s matching contributions totaled $9.5 million, $7.2 million, and $1.0 million for fiscal years 2001, 2000, and 1999, respectively.

Effective July 30, 1999, in connection with the acquisition of the Predecessor, Allied assumed the BFI Employee Stock Ownership and Savings Plan (BFI 401(k)), which covers substantially all BFI employees in the United States, except for certain employees subject to collective bargaining agreements. The BFI 401(k) was amended on April 1, 2000 to freeze contributions in anticipation of the merger of the BFI 401(k) Plan into the Allied 401(k) Plan. The Board of Directors of Allied approved the merger, effective January 1, 2001 merging assets totaling $382.1 million to the Allied 401(k) Plan.

9. Stockholder’s Equity

Our authorized, issued and outstanding shares of common stock are as follows (in thousands, except per share data):

		Issued and Outstanding
		At December 31,

	Authorized
	Shares	2001	2000

Common stock, $0.16 2/3 par	1,000	1,000	1,000

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Income Taxes

Operating results of BFI are included in the consolidated federal income tax return of Allied for the periods ended December 31, 1999, 2000 and 2001. We filed our own separate consolidated return with our subsidiaries for the ten months ended July 30, 1999. For purposes of determining state income tax liabilities, we file either a combined or separate return based on the filing regulations required by each state. We do not make payments to Allied specifically for income taxes.

For periods after July 30, 1999, the allocation of consolidated taxes of Allied to BFI is determined as if we prepared a separate tax return, in accordance with the provisions of the SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities (including any valuation allowance) are recognized and maintained on a corporate-wide basis by Allied. These balances include items established relating to the acquisition of BFI that were based on certain assumptions that could possibly change based on the ultimate outcome of certain tax matters. As these tax accounts were established in purchase accounting, any future changes relating to these amounts will result in balance sheet reclassifications, which may include an adjustment to the goodwill relating to the acquisition of the Predecessor. Allied’s valuation allowance at December 31, 2001 includes approximately $74 million related to the Predecessor acquisition, the subsequent reduction of which would result in an adjustment to goodwill. BFI was allocated a portion of Allied’s valuation allowance based on specific identification to its deferred tax assets.

The components of the income tax provision (benefit) consist of the following (in thousands):

	For the	For the	For the Five	For the Ten
	Year Ended	Year Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	July 30,
	2001	2000	1999	1999

Current tax provision

(benefit)	$24,204	$33,211	$12,015	$(30,450)

Deferred provision (benefit)	53,441	34,013	(152,549)	214,564

Total	$77,645	$67,224	$(140,534)	$184,114

The reconciliation of our income tax provision (benefit) at the federal statutory tax rate to our effective tax rate is as follows (in thousands):

	For the	For the	For the Five	For the Ten
	Year Ended	Year Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	July 30,
	2001	2000	1999	1999

Federal statutory tax rate	$1,334	$2,695	$(156,009)	$158,195

Consolidated state taxes,

net of federal benefit	8,846	7,658	(16,010)	16,384

Amortization of goodwill	56,577	56,234	23,678	6,230

Non-deductible write-off of

goodwill and business

combination costs	1,771	—	5,885	1,068

Effect of foreign operations	2,975	—	—	—

Other permanent

differences	6,142	637	1,922	2,237

Effective tax rate	$77,645	$67,224	$(140,534)	$184,114

The tax benefit for the extraordinary items in 2001 and 2000 were based on our ordinary combined federal and state rates of 39.5%.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,

	2001	2000

Cumulative Tax-Effected Temporary Differences:

Relating primarily to property consisting of landfill and fixed assets

and contingencies related to other basis differences	$(578,819)	$(602,560)

Environmental, closure and post-closure reserves	362,839	315,345

Other reserves	113,393	91,953

Total	$(102,587)	$(195,262)

Tax-Effected capital loss, foreign tax credit and state

net operating loss carryforwards	$90,856	$102,624

Valuation allowance	(73,677)	(73,114)

Net carryforwards	$17,179	$29,510

Had BFI filed a hypothetical federal income tax return for the years ended December 31, 2001 and December 31, 2000, its federal net operating loss carryforward would have been approximately $219 million and $154 million, respectively.

Deferred income taxes have not been provided as of December 31, 2001 and 2000 on approximately $37 million and $36 million, respectively, of undistributed earnings of Puerto Rican affiliates, which are considered to be permanently reinvested.

We are currently under examination by various state and federal taxing authorities for certain tax years. An audit for BFI tax years ended September 30, 1996 through July 30, 1999 is ongoing. Although no adjustment has been proposed, the IRS may seek to disallow some or all of a capital loss included in BFI’s July 30, 1999 tax return. The disallowance of this loss could have a tax effect of up to $360 million. However, our position is well supported and we would vigorously contest any such disallowance. If the IRS were to disallow some or all of the capital loss claimed, it is likely and anticipated that any resolution of this matter would entail efforts to resolve it favorably including administrative appeals and litigation extending over several years. An unfavorable result could require future cash expenditures but would have minimal, if any, impact on our consolidated results of operations.

11. Commitments and Contingencies

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and reasonably estimable. We expect that matters in process at December 31, 2001, which have not been accrued in the Consolidated Balance Sheets, will not have a material adverse effect on our consolidated liquidity, financial position or results from operations.

In connection with certain acquisitions, we have entered into agreements to pay royalties based on waste tonnage disposed at specified landfills. The payments are generally payable quarterly and amounts earned, but not paid, are accrued in the accompanying Consolidated Balance Sheets.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

December 31, 2001

2002	$7,496

2003	6,867

2004	5,448

2005	4,495

2006	3,374

Thereafter	8,404

Rental expense under such operating leases was approximately $8.2 million, $7.8 million, $2.8 million and $80.9 million for the year ended December 31, 2001, for the year ended December 31, 2000, for the five months ended December 31, 1999, and for the ten months ended July 30, 1999, respectively.

We carry a broad range of insurance coverage for protection of our assets and operations from certain risks, including environmental impairment liability insurance for certain landfills.

We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. These financial assurance requirements are satisfied by us issuing performance bonds, letters of credit, insurance policies or trust deposits to secure our obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At December 31, 2001, we had outstanding approximately $905 million in financial assurance instruments relating to our landfill operations, represented by $155 million of surety bonds, $644 million of insurance policies, $47 million of trust deposits and $59 million of letters of credit. During calendar year 2002, we expect no material increase in financial assurance obligations relating to our landfill operations and collection contracts although the mix of financial assurance instruments may change in the future. Additionally we have approximately $252 million in operational performance bonds with various municipalities and approximately $80 million of financial guarantee bonds for self insurance.

We have issued bank letters of credit in the aggregate amount of approximately $244 million at December 31, 2001, including approximately $79 million relating to financial assurances to government agencies. These financial instruments are issued in the normal course of business and are not reflected in the accompanying Consolidated Balance Sheets. The underlying obligations of the financial instruments are valued based on the likelihood of performance being required. We do not expect any material losses to result from these off balance sheet instruments based on historical results.

12. Related Party Transactions

All treasury functions are maintained at the Parent. The amount due to parent represents proceeds Allied received from the issuance of Series A Senior Convertible Preferred Stock and certain debt issued in connection with the financing of the BFI acquisition, in addition to the net advances to parent in excess of obligations paid by the parent on behalf of BFI.

Subsequent to the acquisition of BFI by Allied, we are charged for management, financial and other administrative services provided during the year by Allied, including allocations for overhead. Related charges for the year ended December 31, 2001 and 2000 were approximately $34.8 million and $60.9 million, respectively, recorded in selling, general and administrative expenses. There were no charges applied for the five months ended December 31, 1999.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Segment Reporting

For the Years Ended December 31, 2001 and 2000 and the Five Months Ended December 31, 1999 —

Subsequent to the acquisition of the operations of the Predecessor by Allied, BFI was fully integrated into Allied’s existing operations. Additionally, all of the foreign operations of the Predecessor were identified as operations to be divested. We completed the divestitures during 2000. Management analyzes stand-alone BFI financial statements for the sole purpose of quantifying the value of the assets and stock that collateralize outstanding debt. As a result, after July 30, 1999, our operations are derived primarily from one reporting segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste.

Geographic information relating to the Predecessor’s operations for the ten months ended July 30, 1999 is not available.

Exhibit No.		Description

2.1		Amended and Restated Agreement and Plan of Reorganization between Allied Waste Industries, Inc. and Rabanco Acquisition Company, Rabanco Acquisition Company Two, Rabanco Acquisition Company Three, Rabanco Acquisition Company Four, Rabanco Acquisition Company Five, Rabanco Acquisition Company Six, Rabanco Acquisition Company Seven, Rabanco Acquisition Company Eight, Rabanco Acquisition Company Nine, Rabanco Acquisition Company Ten, Rabanco Acquisition Company Eleven, and Rabanco Acquisition Company Twelve. Exhibit 2.4 to Allied’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.

2.2		Agreement and Plan of Merger dated as of August 10, 1998 by and among Allied Waste Industries, Inc., AWIN II Acquisition Corporation and American Disposal Services, Inc. Exhibit 2 to Allied’s Current Report on Form 8-K filed August 21, 1998 is incorporated herein by reference.

2.3		Agreement and Plan of Merger dated as of March 7, 1999 by and among Allied Waste Industries, Inc., AWIN I Acquisition Corporation and Browning-Ferris Industries, Inc. Exhibit 2 to Allied’s Current Report on Form 8-K filed March 16, 1999 is incorporated herein by reference.

3.1		Amended Certificate of Incorporation of Allied (Incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1996).

3.2		Amended and Restated Bylaws of the Company as of May 13, 1997. Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.

3.2(i)		Amendment to the Bylaws of the Company, effective June 30, 1999. Exhibit 3.2 to Allied’s Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference.

3.3		Amendment to Amended Certificate of Incorporation of Allied dated October 15, 1998. Exhibit 3.4 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.

4.1		Eighth Supplemental Indenture relating to the 8-1/2% Senior Notes due 2008, dated November 27, 2001, among Allied NA, certain guarantors signature thereto, and U.S. Bank National Association, formerly U.S. Bank Trust National Association, as Trustee.

4.2		Form of 8-1/2% Senior Notes due 2008 (included in Exhibit 4.1).

4.3		Registration Rights Agreement, dated as of November 27, 2001, by and among the Company, the Guarantors and the initial purchasers, relating to the $750 million 8-1/2% Senior Notes due 2008.

4.4		Sixth Supplemental Indenture relating to the 8-7/8% Senior Notes 2008, dated January 30, 2001, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.

4.5		Amendment No. 1 to Sixth Supplemental Indenture relating to the 8-7/8% Senior Notes due 2008, dated as of June 29, 2001, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.2 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.6		Form 8-7/8% Senior Notes due 2008. Exhibit 4.3 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.7		1991 Incentive Stock Plan of Allied. Exhibit 10.T to Allied’s Form 10 dated May 14, 1991, is incorporated herein by reference.

4.8		1991 Non-Employee Director Stock Plan of Allied. Exhibit 10.U to Allied’s Form 10 dated May 14, 1991, is incorporated herein by reference.

4.9		1993 Incentive Stock Plan of Allied. Exhibit 10.3 to Allied’s Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.

4.10		1994 Amended and Restated Non-Employee Director Stock Option Plan of Allied. Exhibit B to Allied’s Definitive Proxy Statement in accordance

4.11		with Schedule 14A dated April 28, 1994, is incorporated herein by reference. Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit 10.2 to Allied’s Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.

4.12		Amended and Restated 1994 Incentive Stock Plan. Exhibit 10.1 to Allied’s Quarterly Report on Form 10-Q dated May 31, 1996, is incorporated herein by reference.

4.13		Amended and Restated 1991 Incentive Stock Plan. Exhibit 3 to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 18, 2001, is incorporated herein by reference.

4.14	*	Amendment No. 1 to the 1991 Incentive Stock Plan dated August 8, 2001.

Exhibit No.	Description

4.15	Senior Indenture relating to the 1998 Senior Notes dated as of December 23, 1998, by and among Allied NA and U.S. Bank Trust National Association, as Trustee, with respect to the 1998 Senior Notes and Exchange Notes. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.16	Five Year Series Supplemental Indenture relating to the 1998 Five Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.2 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.17	Form of Series B Five Year Notes (included in Exhibit 4.21). Exhibit 4.3 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.18	Seven Year Series Supplemental Indenture relating to the 1998 Seven Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.4 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.19	Form of Series B Seven Year Notes (included in Exhibit 4.25). Exhibit 4.5 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.20	Ten Year Series Supplemental Indenture relating to the 1998 Ten Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.6 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.21	Form of Series B Ten Year Notes. Exhibit 4.7 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.22	Fourth Supplemental Indenture relating to the 1998 Senior Notes, dated as of July 30, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.26 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

4.23	Fifth Supplemental Indenture relating to the 1998 Senior Notes, dated as of December 29, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.27 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

4.24	Seventh Supplemental Indenture relating to the 1998 Senior Notes and the 8-7/8% Senior Notes due 2008, dated as of June 29, 2001, among Allied NA, certain guarantors signatory thereto and U.S. Bank Trust National Association, as Trustee. Exhibit 4.21 to Allied’s Registration Statement on Form S-4 (no. 333-61744) is incorporated herein by reference.

4.25	Restated Indenture relating to debt issued by Browning-Ferris Industries, Inc., dated September 1, 1991, among BFI and First City, Texas-Houston, National Association, as Trustee Exhibit 4.22 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.26	First Supplemental Indenture relating to the debt issued by Browning-Ferris Industries, Inc., dated July 30, 1999, among Allied, Allied NA, Browning-Ferris Industries, Inc. and Chase Bank of Texas, National Association, as Trustee, Exhibit 4.23 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.27	Collateral Trust Agreement, dated July 30, 1999, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee, is incorporated herein by reference.

4.28	Amendment to the Collateral Trust Agreement, dated January 25, 2001, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee, Exhibit 4.5 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.

4.29	Shared Collateral Pledge Agreement, dated July 30, 1999, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee, is incorporated herein by reference.

4.30	Amendment to the Shared Collateral Pledge Agreement, dated January 25, 2001, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee. Exhibit 4.7 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.

4.31	Shared Collateral Security Agreement, dated July 30, 1999, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee, is incorporated herein by reference.

4.32	Amendment to the Shared Collateral Security Agreement, dated January 25, 2001, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee. Exhibit 4.9 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.

Exhibit No.	Description

4.33	Certificate of Designation for Series A Senior Convertible Preferred Stock. Exhibit 4.1 to Allied’s current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.

4.34	Certificate of Designation for Series B Junior Preferred Stock. Exhibit 4.2 to Allied’s current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.

4.35	Subordinated Indenture, dated July 30, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee, regarding the 10% Senior Subordinated Notes due 2009 of Allied NA. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-91539), is incorporated herein by reference.

4.36	First Supplemental Indenture, dated July 30, 1999 among Allied NA, certain subsidiaries of Allied NA and U.S. Bank Trust, National Association, as Trustee, regarding 10% Senior Subordinated Notes due 2009 of Allied NA. Exhibit 4.3 to Allied’s current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.

4.37	Second Supplemental Subordinated Indenture relating to the 10% Senior Subordinated Notes due 2009 of Allied NA, dated December 29, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.2 to Allied’s Registration Statement on Form S-4 (No. 333-91539), is incorporated herein by reference.

4.38	Form of 10% Series B Senior Subordinated Notes due 2009 (included in Exhibit 4.25), is incorporated herein by reference.

4.39	Rights Agreement, dated as of May 25, 2000, between Allied and American Stock Transfer & Trust Company, as Rights Agent. Exhibit 1 to Allied’s Registration Statement on Form 8-A filed May 31, 2000, is incorporated herein by reference.

10.1	Purchase Agreement dated November 15, 2001, by and along the Company, the Guarantors and the initial purchases, with respect to the $750 million 8-1/2% Senior Notes due 2008.

10.2	Purchase Agreement dated January 25, 2001, by and among the Company, the Guarantors and the initial purchasers, with respect to the $600 million 8-7/8% Senior Notes due 2008. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.

10.3	Securities Purchase Agreement dated April 21, 1997 between Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.; Laidlaw Inc. and Laidlaw Transportation, Inc.; and Allied Waste Industries, Inc. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

10.4	Consulting Agreement between Allied and Larry D. Henk dated November 1, 2001. Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2001 is incorporated herein by reference.

10.5	Executive Employment Agreement between Allied and with Thomas H. Van Weelden dated January 1, 1999. Exhibit 10.9 to Allied’s Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.6	Executive Employment Agreement between Allied and with Steven M. Helm dated June 6, 1997. Exhibit 10.5 to Allied’s Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

10.7	Executive Employment Agreement between Allied and with Donald W. Slager dated January 1, 1999. Exhibit 10.12 to Allied’s Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.8	Executive Employment Agreement between Allied and with Peter S. Hathaway dated June 6, 1997. Exhibit 10.14 to Allied’s Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.9	Executive Employment Agreement between Allied and with Michael G. Hannon dated June 6, 1997. Exhibit 10.15 to Allied’s Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.10	Executive Employment Agreement between Allied and with Thomas W. Ryan dated August 1, 2000. Exhibit 10 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2000 is incorporated herein by reference.

10.11	Registration Rights Agreement, dated as of January 30, 2001, by and among the Company, the Guarantors and the initial purchasers, relating to the $600 million 8-7/8% Senior Notes due 2008. Exhibit 4-3 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.

Exhibit No.		Description

10.12		Registration Rights Agreement, dated as of July 30, 1999, by and among Allied, the Guarantors and the initial purchasers, relating to the $2,000,000,000 10% Senior Subordinated Notes due 2009. Exhibit 10.3 to Allied’s Current Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.

10.13		Purchase Agreement dated July 27, 1999, by and among Allied, the Guarantors and the initial purchasers, with respect to the $2,000,000,000 10% Senior Subordinated Notes due 2009. Exhibit 10.4 to Allied’s Current Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.

10.14		Credit Facility dated as of July 21, 1999. Exhibit 10.1 to Allied’s current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.

10.15		Amendment to the Credit Facility dated as of January 25, 2001. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2001 is incorporated herein by reference.

10.16		Second Amendment to the Credit Facility dated as of November 20, 2001.

10.17		Non-Shared Collateral Security Agreement, dated July 30, 1999, among Allied, Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Agent, Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.

10.18		Non-Shared Collateral Pledge Agreement, dated July 30, 1999, among Allied, Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Agent, Exhibit 10.3 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.

10.19		Second Amended and Restated Shareholders Agreement, dated as of July 30, 1999, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.2 to Allied’s current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.

10.20		Amended and Restated Registration Rights Agreement dated as of July 30, 1999, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.3 to Allied’s current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.

12.1	*	Ratio of earnings to fixed charges and preferred stock dividends.

21	*	Subsidiaries of the Registrant.

23.1	*	Consent of Arthur Andersen LLP.

99	*	Representations regarding Arthur Andersen’s Audit work.

	*	Filed herewith

Reports on Form 8-K during the Quarter Ended December 31, 2001

October 30, 2001	Our Current Report on Form 8-K reports that President and Chief Operating Officer resigns to pursue other interests.

November 7, 2001	Our Current Report on Form 8-K reports the financial results for the third quarter of 2001.

November 13, 2001	Our Current Report on Form 8-K reports the intention to offer $500 million in Senior Notes.

November 29, 2001	Our Current Report on Form 8-K reports the completion of its offering of $750 million of 8.50% Senior Notes due 2008.

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED WASTE INDUSTRIES, INC.

Date: 3/20/02	By: /s/ Thomas W. Ryan Thomas W. Ryan Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas H. Van Weelden Thomas H. Van Weelden	Director, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive officer)	3/20/02

/s/ Thomas W. Ryan Thomas W. Ryan	Executive Vice President and Chief Financial Officer	3/20/02

/s/ James E. Gray James E. Gray	Vice President, Controller, Chief Accounting Officer (Principal Accounting Officer)	3/20/02

Michael Gross	Director

/s/ Dennis Hendrix Dennis Hendrix	Director	3/20/02

Leon D. Black	Director

/s/ Nolan Lehmann Nolan Lehmann	Director	3/20/02

/s/ Howard A. Lipson Howard A. Lipson	Director	3/21/02

/s/ Roger A. Ramsey Roger A. Ramsey	Director	3/20/02

/s/ Antony P. Ressler Antony P. Ressler	Director	3/20/02

Warren B. Rudman	Director

/s/ Vincent Tese Vincent Tese	Director	3/21/02

/s/ J. Tomilson Hill J. Tomilson Hill	Director	3/21/02

Robert Agate	Director

EXHIBIT INDEX

Exhibit No.		Description

2.1		Amended and Restated Agreement and Plan of Reorganization between Allied Waste Industries, Inc. and Rabanco Acquisition Company, Rabanco Acquisition Company Two, Rabanco Acquisition Company Three, Rabanco Acquisition Company Four, Rabanco Acquisition Company Five, Rabanco Acquisition Company Six, Rabanco Acquisition Company Seven, Rabanco Acquisition Company Eight, Rabanco Acquisition Company Nine, Rabanco Acquisition Company Ten, Rabanco Acquisition Company Eleven, and Rabanco Acquisition Company Twelve. Exhibit 2.4 to Allied’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.

2.2		Agreement and Plan of Merger dated as of August 10, 1998 by and among Allied Waste Industries, Inc., AWIN II Acquisition Corporation and American Disposal Services, Inc. Exhibit 2 to Allied’s Current Report on Form 8-K filed August 21, 1998 is incorporated herein by reference.

2.3		Agreement and Plan of Merger dated as of March 7, 1999 by and among Allied Waste Industries, Inc., AWIN I Acquisition Corporation and Browning-Ferris Industries, Inc. Exhibit 2 to Allied’s Current Report on Form 8-K filed March 16, 1999 is incorporated herein by reference.

3.1		Amended Certificate of Incorporation of Allied (Incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1996).

3.2		Amended and Restated Bylaws of the Company as of May 13, 1997. Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.

3.2(i)		Amendment to the Bylaws of the Company, effective June 30, 1999. Exhibit 3.2 to Allied’s Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference.

3.3		Amendment to Amended Certificate of Incorporation of Allied dated October 15, 1998. Exhibit 3.4 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.

4.1		Eighth Supplemental Indenture relating to the 8-1/2% Senior Notes due 2008, dated November 27, 2001, among Allied NA, certain guarantors signature thereto, and U.S. Bank National Association, formerly U.S. Bank Trust National Association, as Trustee.

4.2		Form of 8-1/2% Senior Notes due 2008 (included in Exhibit 4.1).

4.3		Registration Rights Agreement, dated as of November 27, 2001, by and among the Company, the Guarantors and the initial purchasers, relating to the $750 million 8-1/2% Senior Notes due 2008.

4.4		Sixth Supplemental Indenture relating to the 8-7/8% Senior Notes 2008, dated January 30, 2001, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.

4.5		Amendment No. 1 to Sixth Supplemental Indenture relating to the 8-7/8% Senior Notes due 2008, dated as of June 29, 2001, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.2 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.6		Form 8-7/8% Senior Notes due 2008. Exhibit 4.3 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.7		1991 Incentive Stock Plan of Allied. Exhibit 10.T to Allied’s Form 10 dated May 14, 1991, is incorporated herein by reference.

4.8		1991 Non-Employee Director Stock Plan of Allied. Exhibit 10.U to Allied’s Form 10 dated May 14, 1991, is incorporated herein by reference.

4.9		1993 Incentive Stock Plan of Allied. Exhibit 10.3 to Allied’s Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.

4.10		1994 Amended and Restated Non-Employee Director Stock Option Plan of Allied. Exhibit B to Allied’s Definitive Proxy Statement in accordance

4.11		with Schedule 14A dated April 28, 1994, is incorporated herein by reference. Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit 10.2 to Allied’s Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.

4.12		Amended and Restated 1994 Incentive Stock Plan. Exhibit 10.1 to Allied’s Quarterly Report on Form 10-Q dated May 31, 1996, is incorporated herein by reference.

4.13		Amended and Restated 1991 Incentive Stock Plan. Exhibit 3 to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 18, 2001, is incorporated herein by reference.

4.14	*	Amendment No. 1 to the 1991 Incentive Stock Plan dated August 8, 2001.

Exhibit No.	Description

4.15	Senior Indenture relating to the 1998 Senior Notes dated as of December 23, 1998, by and among Allied NA and U.S. Bank Trust National Association, as Trustee, with respect to the 1998 Senior Notes and Exchange Notes. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.16	Five Year Series Supplemental Indenture relating to the 1998 Five Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.2 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.17	Form of Series B Five Year Notes (included in Exhibit 4.21). Exhibit 4.3 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.18	Seven Year Series Supplemental Indenture relating to the 1998 Seven Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.4 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.19	Form of Series B Seven Year Notes (included in Exhibit 4.25). Exhibit 4.5 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.20	Ten Year Series Supplemental Indenture relating to the 1998 Ten Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.6 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.21	Form of Series B Ten Year Notes. Exhibit 4.7 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.22	Fourth Supplemental Indenture relating to the 1998 Senior Notes, dated as of July 30, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.26 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

4.23	Fifth Supplemental Indenture relating to the 1998 Senior Notes, dated as of December 29, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.27 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

4.24	Seventh Supplemental Indenture relating to the 1998 Senior Notes and the 8-7/8% Senior Notes due 2008, dated as of June 29, 2001, among Allied NA, certain guarantors signatory thereto and U.S. Bank Trust National Association, as Trustee. Exhibit 4.21 to Allied’s Registration Statement on Form S-4 (no. 333-61744) is incorporated herein by reference.

4.25	Restated Indenture relating to debt issued by Browning-Ferris Industries, Inc., dated September 1, 1991, among BFI and First City, Texas-Houston, National Association, as Trustee Exhibit 4.22 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.26	First Supplemental Indenture relating to the debt issued by Browning-Ferris Industries, Inc., dated July 30, 1999, among Allied, Allied NA, Browning-Ferris Industries, Inc. and Chase Bank of Texas, National Association, as Trustee, Exhibit 4.23 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.27	Collateral Trust Agreement, dated July 30, 1999, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee, is incorporated herein by reference.

4.28	Amendment to the Collateral Trust Agreement, dated January 25, 2001, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee, Exhibit 4.5 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.

4.29	Shared Collateral Pledge Agreement, dated July 30, 1999, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee, is incorporated herein by reference.

4.30	Amendment to the Shared Collateral Pledge Agreement, dated January 25, 2001, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee. Exhibit 4.7 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.

4.31	Shared Collateral Security Agreement, dated July 30, 1999, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee, is incorporated herein by reference.

4.32	Amendment to the Shared Collateral Security Agreement, dated January 25, 2001, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee. Exhibit 4.9 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.

Exhibit No.	Description

4.33	Certificate of Designation for Series A Senior Convertible Preferred Stock. Exhibit 4.1 to Allied’s current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.

4.34	Certificate of Designation for Series B Junior Preferred Stock. Exhibit 4.2 to Allied’s current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.

4.35	Subordinated Indenture, dated July 30, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee, regarding the 10% Senior Subordinated Notes due 2009 of Allied NA. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-91539), is incorporated herein by reference.

4.36	First Supplemental Indenture, dated July 30, 1999 among Allied NA, certain subsidiaries of Allied NA and U.S. Bank Trust, National Association, as Trustee, regarding 10% Senior Subordinated Notes due 2009 of Allied NA. Exhibit 4.3 to Allied’s current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.

4.37	Second Supplemental Subordinated Indenture relating to the 10% Senior Subordinated Notes due 2009 of Allied NA, dated December 29, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.2 to Allied’s Registration Statement on Form S-4 (No. 333-91539), is incorporated herein by reference.

4.38	Form of 10% Series B Senior Subordinated Notes due 2009 (included in Exhibit 4.25), is incorporated herein by reference.

4.39	Rights Agreement, dated as of May 25, 2000, between Allied and American Stock Transfer & Trust Company, as Rights Agent. Exhibit 1 to Allied’s Registration Statement on Form 8-A filed May 31, 2000, is incorporated herein by reference.

10.1	Purchase Agreement dated November 15, 2001, by and along the Company, the Guarantors and the initial purchases, with respect to the $750 million 8-1/2% Senior Notes due 2008.

10.2	Purchase Agreement dated January 25, 2001, by and among the Company, the Guarantors and the initial purchasers, with respect to the $600 million 8-7/8% Senior Notes due 2008. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.

10.3	Securities Purchase Agreement dated April 21, 1997 between Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.; Laidlaw Inc. and Laidlaw Transportation, Inc.; and Allied Waste Industries, Inc. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

10.4	Consulting Agreement between Allied and Larry D. Henk dated November 1, 2001. Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2001 is incorporated herein by reference.

10.5	Executive Employment Agreement between Allied and with Thomas H. Van Weelden dated January 1, 1999. Exhibit 10.9 to Allied’s Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.6	Executive Employment Agreement between Allied and with Steven M. Helm dated June 6, 1997. Exhibit 10.5 to Allied’s Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

10.7	Executive Employment Agreement between Allied and with Donald W. Slager dated January 1, 1999. Exhibit 10.12 to Allied’s Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.8	Executive Employment Agreement between Allied and with Peter S. Hathaway dated June 6, 1997. Exhibit 10.14 to Allied’s Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.9	Executive Employment Agreement between Allied and with Michael G. Hannon dated June 6, 1997. Exhibit 10.15 to Allied’s Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.10	Executive Employment Agreement between Allied and with Thomas W. Ryan dated August 1, 2000. Exhibit 10 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2000 is incorporated herein by reference.

10.11	Registration Rights Agreement, dated as of January 30, 2001, by and among the Company, the Guarantors and the initial purchasers, relating to the $600 million 8-7/8% Senior Notes due 2008. Exhibit 4-3 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.

Exhibit No.		Description

10.12		Registration Rights Agreement, dated as of July 30, 1999, by and among Allied, the Guarantors and the initial purchasers, relating to the $2,000,000,000 10% Senior Subordinated Notes due 2009. Exhibit 10.3 to Allied’s Current Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.

10.13		Purchase Agreement dated July 27, 1999, by and among Allied, the Guarantors and the initial purchasers, with respect to the $2,000,000,000 10% Senior Subordinated Notes due 2009. Exhibit 10.4 to Allied’s Current Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.

10.14		Credit Facility dated as of July 21, 1999. Exhibit 10.1 to Allied’s current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.

10.15		Amendment to the Credit Facility dated as of January 25, 2001. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2001 is incorporated herein by reference.

10.16		Second Amendment to the Credit Facility dated as of November 20, 2001.

10.17		Non-Shared Collateral Security Agreement, dated July 30, 1999, among Allied, Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Agent, Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.

10.18		Non-Shared Collateral Pledge Agreement, dated July 30, 1999, among Allied, Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Agent, Exhibit 10.3 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.

10.19		Second Amended and Restated Shareholders Agreement, dated as of July 30, 1999, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.2 to Allied’s current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.

10.20		Amended and Restated Registration Rights Agreement dated as of July 30, 1999, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.3 to Allied’s current report on Form 8-K dated August 10, 1999, is incorporated herein by reference.

12.1	*	Ratio of earnings to fixed charges and preferred stock dividends.

21	*	Subsidiaries of the Registrant.

23.1	*	Consent of Arthur Andersen LLP.

99	*	Representations regarding Arthur Andersen's audit work.

	*	Filed herewith