Form 10-Q
period 2002-03-31
ALLIED WASTE INDUSTRIES INC
filed 2002-05-15
CIK 848865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________________

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from to

Commission File Number 0-19285

ALLIED WASTE INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-0228636 (IRS Employer Identification No.)

15880 North Greenway-Hayden Loop, Suite 100, Scottsdale, Arizona 85260
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (480) 627-2700

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           No

         Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2002

Common Stock	197,148,499

ALLIED WASTE INDUSTRIES, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS

Current Assets — Cash and cash equivalents	$89,925	$158,841

Accounts receivable, net of allowance of $30,020 and $31,876	694,771	751,416

Prepaid and other current assets	120,153	132,026

Deferred income taxes, net	136,443	156,203

Total current assets	1,041,292	1,198,486

Property and equipment, net	4,153,740	4,010,886

Goodwill, net	8,567,904	8,556,877

Other assets, net	588,514	580,844

Total assets	$14,351,450	$14,347,093

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities — Current portion of long-term debt	$194,413	$22,130

Accounts payable	409,581	456,063

Accrued closure, post-closure and environmental costs	127,547	126,885

Accrued interest	227,924	192,872

Other accrued liabilities	381,791	402,816

Unearned revenue	238,958	232,769

Total current liabilities	1,580,214	1,433,535

Long-term debt, less current portion	9,024,703	9,237,503

Deferred income taxes	443,374	418,836

Accrued closure, post-closure and environmental costs	881,146	878,006

Other long-term obligations	589,723	624,390

Commitments and contingencies

Series A senior convertible preferred stock, 1,000 shares authorized, issued and outstanding, liquidation preference of $1,188 and $1,169 per share	1,187,781	1,169,044

Stockholders’ Equity — Common stock	1,965	1,962

Additional paid-in capital	1,041,283	1,055,353

Accumulated other comprehensive loss	(63,441)	(85,120)

Retained deficit	(335,298)	(386,416)

Total stockholders’ equity	644,509	585,779

Total liabilities and stockholders’ equity	$14,351,450	$14,347,093

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,

	2002	2001

Revenues	$1,315,675	$1,353,838

Cost of operations excluding acquisition related and unusual costs	789,410	780,064

Selling, general and administrative expenses excluding acquisition related and unusual costs	122,124	102,445

Depreciation and amortization	119,658	113,609

Goodwill amortization	—	56,564

Acquisition related and unusual costs	—	5,498

Non-cash loss on asset sale	—	107,011

Operating income	284,483	188,647

Equity in earnings of unconsolidated affiliates	—	(9,105)

Interest expense and other	197,222	216,745

Income (loss) before income taxes	87,261	(18,993)

Income tax expense (benefit)	35,521	(11,742)

Minority interest	622	1,747

Income (loss) before extraordinary loss	51,118	(8,998)

Extraordinary loss, net of income tax benefit	—	9,453

Net income (loss)	51,118	(18,451)

Dividends on preferred stock	18,740	17,570

Net income (loss) available to common shareholders	$32,378	$(36,021)

Basic EPS:

Income (loss) available to common shareholders before extraordinary loss, net of income tax benefit	$0.17	$(0.14)

Extraordinary loss, net of income tax benefit	—	(0.05)

Net income (loss) available to common shareholders	$0.17	$(0.19)

Weighted average common shares	189,980	189,203

Diluted EPS:

Income (loss) available to common shareholders before extraordinary loss, net of income tax benefit	$0.17	$(0.14)

Extraordinary loss, net of income tax benefit	—	(0.05)

Net income (loss) available to common shareholders	$0.17	$(0.19)

Weighted average common and common equivalent shares	194,145	189,203

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31,

	2002	2001

Operating activities —

Net income (loss)	$51,118	$(18,451)

Adjustments to reconcile net income (loss) to cash provided by operating activities—

Provisions for:

Depreciation and amortization	119,658	170,173

Non-cash loss on asset sale	—	107,011

Undistributed earnings of equity investment in unconsolidated affiliates	—	(9,105)

Doubtful accounts	6,213	2,426

Accretion of debt and amortization of debt issuance costs	11,001	10,329

Deferred income tax provision (benefit)	28,423	(38,105)

Gain on sale of fixed assets	(1,801)	(697)

Extraordinary loss due to early extinguishments of debt, net of income tax benefit	—	4,828

Non-cash gain on de-designated interest rate swap contracts	(16,730)	—

Amortization of accumulated other comprehensive income for de-designated interest rate swap contracts	8,850	—

Change in operating assets and liabilities, excluding the effects of purchase acquisitions—

Accounts receivable, prepaid expenses, inventories and other	58,254	28,806

Accounts payable, accrued liabilities, unearned income, stock option tax benefits and other	19,804	(58,689)

Expenditures against non-recurring acquisition accruals	(26,067)	(30,812)

Closure and post-closure provision	17,184	16,954

Closure, post-closure and environmental expenditures	(12,179)	(30,574)

Cash provided by operating activities	263,728	154,094

Investing activities —

Cost of acquisitions, net of cash acquired	(13,720)	(33,263)

Proceeds from divestitures, net of cash divested	79	58,634

Capital expenditures, excluding acquisitions	(249,628)	(62,328)

Capitalized interest	(6,609)	(12,714)

Proceeds from sale of fixed assets	6,722	5,986

Change in deferred acquisition costs, notes receivable and other	(26,636)	11,943

Cash used for investing activities	(289,792)	(31,742)

Financing activities —

Net proceeds from exercise of stock options	1,189	1,737

Proceeds from long-term debt, net of issuance costs	327,881	972,747

Repayments of long-term debt	(371,922)	(1,111,158)

Cash used for financing activities	(42,852)	(136,674)

Decrease in cash and cash equivalents	(68,916)	(14,322)

Cash and cash equivalents, beginning of period	158,841	122,094

Cash and cash equivalents, end of period	$89,925	$107,772

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Allied Waste Industries, Inc., (“Allied”, “we” or “the Company”), a Delaware corporation, is the second largest, non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous waste collection, transfer, recycling and disposal services in 39 states geographically identified as the Central, Eastern, Southern and Western areas of the United States.

The Consolidated Financial Statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The Consolidated Balance Sheet as of December 31, 2001 and the unaudited interim Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the presentations and disclosures herein are adequate when read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2001. The Consolidated Financial Statements as of March 31, 2002, and for the three months ended March 31, 2002 and 2001 reflect, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

Operating results for interim periods are not necessarily indicative of the results for full years. These Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2001 and the related notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2001.

For a description of our accounting policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 2001 in our Annual Report on Form 10-K.

Statements of cash flows —

The supplemental cash flow disclosures and non-cash transactions for the three months ended March 31, 2002 and 2001 are as follows (in thousands, unaudited):

	Three Months Ended March 31,

	2002	2001

Supplemental Disclosures -

Interest paid (net of amounts capitalized)	$159,821	$204,191

Income taxes paid	2,496	7,426

Non-Cash Transactions -

Debt incurred or assumed in acquisitions	$—	$805

Liabilities incurred or assumed in acquisitions	2,261	5,484

Dividends on preferred stock	18,740	17,570

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates —

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from the estimates under different assumptions or conditions.

Recently issued accounting pronouncements —

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations (SFAS 143), which outlines standards for accounting for an obligation associated with the retirement of a long-lived tangible asset. This standard will apply to our accounting for landfill closure and post-closure obligations. We are required to adopt SFAS 143 by January 1, 2003 and are currently assessing the magnitude of the impact that this statement will have on our consolidated financial statements.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145), which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30 as extraordinary. SFAS 145 is effective January 1, 2003. Upon adoption, gains and losses on certain future debt extinguishment, if any, will be recorded in pre-tax income. In addition, extraordinary losses of $17.0 million and $13.3 million, net of tax for the year ended December 31, 2001 and 2000, respectively, will be reclassified to income before extraordinary loss to conform to the requirements under SFAS 145.

Recently adopted accounting pronouncements —

Effective January 1, 2002, we adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which supercedes SFAS 121. SFAS 144 provides a single accounting model for impairment of long-lived assets held for use and for long-lived assets that are to be disposed of by sale (including discontinued operations). In addition, the statement broadens the presentation of discontinued operations to include certain divestiture transactions that have been previously recorded in operating income. SFAS 144 retained the requirements under SFAS 121 to recognize impairment on long-lived assets, excluding goodwill. The adoption of SFAS 144 had no impact on our consolidated financial statements.

Effective January 2002, we adopted SFAS 142, Goodwill and Other Intangibles (SFAS 142), which among other things, eliminates the amortization of goodwill and instead requires an annual assessment of goodwill impairment by applying a fair value based test to each of our reporting units, which we have defined as our four reporting segments. The calculation of fair value is subject to judgments and estimates. We estimate fair value of our reporting segments based on net cash flows discounted using a weighted-average cost of capital of approximately 8%. The estimated fair value could change as there are future changes in our cost of debt, interest rates, ability to perform at levels that were forecasted or the market capitalization of our Company. We have tested our existing goodwill at January 1, 2002 for realizability and determined that we have no impairment of goodwill and therefore SFAS 142 had no impact to our consolidated financial statements upon adoption. Since the cash flow and net book value vary by reporting segment, the degree of excess fair value also varies by reporting segment. Excess fair value is defined as the amount by which the estimated fair value exceeds the net book value.

In the past, we have incurred non-cash losses on sales of assets when we believed that re-deployment of the proceeds from the sale of such assets could improve operations and was economically beneficial. If such decisions are made in the future, we could incur additional non-cash losses on asset sales. Under SFAS 142 we evaluate goodwill impairment at our reporting segment level, which is an aggregate of several vertically integrated businesses with similar operational characteristics. There is a range of cash earnings from the businesses within the vertically integrated asset groups. A divestiture of any individual asset below the reporting segment level could result in a loss. The impairment test will be completed annually, or more frequently under certain conditions. Total net unamortized goodwill at March 31, 2002 and December 31, 2001 was approximately $8.6 billion. Goodwill amortization expense was $56.6 million for the quarter ended March 31, 2001.

In addition, we have other intangible assets that consist primarily of non-compete agreements and permits. At March 31, 2002 and December 31, 2001, other intangible assets recorded in other assets in the accompanying Consolidated Balance Sheets were approximately $10.1 million. Non-compete agreements and permits are recorded at cost and amortized over the life of the related contractual agreement.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following calculation adjusts net income (loss) before extraordinary loss to exclude goodwill amortization expense (in thousands, unaudited):

	Three Months Ended March 31,

	2002	2001

Reported income (loss) before extraordinary loss	$51,118	$(8,998)

Add: goodwill amortization, net of taxes	—	29,382

Adjusted income before extraordinary loss	51,118	20,384

Less: dividends on preferred stock	18,740	17,570

Adjusted net income available to common shareholders before extraordinary loss	$32,378	$2,814

Extraordinary loss, net of taxes	—	9,453

Adjusted net income (loss) available to common shareholders	$32,378	$(6,639)

EPS before extraordinary loss:

Basic and diluted as reported	$0.17	$(0.14)

Basic and diluted as adjusted to exclude goodwill amortization	$0.17	$0.01

EPS:

Basic and diluted as reported	$0.17	$(0.19)

Basic and diluted as adjusted to exclude goodwill amortization	$0.17	$(0.03)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Property and Equipment

The following table shows the activity and balances related to property and equipment from December 31, 2001 through March 31, 2002 (in thousands, unaudited):

	Gross Property and Equipment

	Balance as of			Acquisitions,
	December 31,	Capital		Net of	Transfers and	Balance as of
	2001	Additions	Retirements	Divestitures	Other (2)	March 31, 2002

Land and improvements	$432,875	$4,121	$(1,528)	$—	$4,372	$439,840

Land held for future landfill(1)	131,445	—	—	—	(18,121)	113,324

Landfills	2,269,407	35,797	—	—	25,660	2,330,864

Buildings and improvements	443,149	6,285	(612)	—	(17)	448,805

Vehicles and equipment	1,563,394	172,261	(6,715)	3,578	2,475	1,734,993

Containers and compactors	731,186	30,545	(543)	2,378	(1,044)	762,522

Furniture and office equipment	42,232	619	(160)	—	248	42,939

Total	$5,613,688	$249,628	$(9,558)	$5,956	$13,573	$5,873,287

	Accumulated Depreciation and Amortization

	Balance as of			Acquisitions,
	December 31,			Net of	Transfers and	Balance as of
	2001	Additions	Retirements	Divestitures	Other (2)	March 31, 2002

Land and improvements	$(13,703)	$(1,101)	$—	$—	$(4)	$(14,808)

Landfills	(494,878)	(37,589)	—	—	(504)	(532,971)

Buildings and improvements	(70,862)	(5,267)	89	—	(379)	(76,419)

Vehicles and equipment	(683,566)	(50,297)	3,869	38	(1,718)	(731,674)

Containers and compactors	(315,629)	(23,075)	523	48	60	(338,073)

Furniture and office equipment	(24,164)	(1,440)	156	—	(154)	(25,602)

Total	$(1,602,802)	$(118,769)	$4,637	$86	$(2,699)	$(1,719,547)

Net property and equipment	$4,010,886	$130,859	$(4,921)	$6,042	$10,874	$4,153,740

(1)	These properties have been approved for use as landfills, and we are currently in the process of obtaining the necessary permits.

(2)	Relates primarily to (i) amounts transferred between land held for permitting as landfills and landfills resulting from classifying additional disposal capacity as deemed permitted, (ii) capitalized interest and (iii) adjustments for acquisitions or divestitures.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Landfill Accounting

We have a network of 167 owned or operated active landfills with a net book value of approximately $1.8 billion at March 31, 2002. The landfills have operating lives ranging from 1 to over 150 years based on available capacity using current annual volumes. The average life of our landfills approximates 40 years. We use a life-cycle accounting method for landfills and the related closure and post-closure liabilities. This method applies the costs associated with acquiring, developing, closing and monitoring the landfills over the associated landfill disposal capacity and associated consumption. On an annual basis, we update the development cost estimates (which include the costs to develop the site as well as the individual cell construction costs), closure and post-closure cost estimates and future disposal capacity estimates for each landfill. The cost estimates are prepared by local company and third-party engineers based on the applicable local, state and federal regulations and site specific permit requirements. Future disposal capacity estimates are updated using aerial surveys of each landfill to estimate utilized disposal capacity and remaining disposal capacity. These cost and capacity estimates are reviewed and approved by senior operations management annually.

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

Our periodic closure and post-closure expense has two components. The first component is the site specific per unit closure and post-closure expense. The per unit rate is derived by dividing the estimated total remaining discounted closure and post-closure costs by the remaining estimated disposal capacity at each landfill. We use the resulting site-specific rates to record expense during a given period based upon the consumption of disposal capacity during that period.

The second component is the accretion expense necessary to increase the accrued closure and post-closure liability to its future, or undiscounted, value. To accomplish this, we accrete our closure and post-closure accrual balance using the risk-free capital rate and charge this accretion as an operating expense in that period.

We charged approximately $17.2 million and $17.0 million related to per unit closure and post-closure expense and periodic accretion during the three months ended March 31, 2002 and 2001, respectively. Changes in estimates of costs or disposal capacity are treated on a prospective basis for active landfills and are recorded immediately for closed landfills.

Environmental costs -—

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The ultimate amounts for environmental liabilities cannot be precisely determined and estimates of such liabilities made by us, after consultation with our independent environmental engineers, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessment to date, the recorded liabilities will be periodically evaluated, as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded undiscounted liability for environmental matters as of March 31, 2002 and December 31, 2001 of approximately $388.2 million and $395.4 million, respectively, represents the most probable outcome of these contingent matters. We expect costs included in our reserves to be disbursed over the next 30 years. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, proceeds are recorded as an offset to environmental expense in operating income. There were no significant recovery receivables outstanding as of March 31, 2002. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding closure and post-closure could result in approximately $30 million of additional liability.

The following table shows the activity and balances related to environmental accruals and for closure and post-closure accruals related to open and closed landfills from December 31, 2001 through March 31, 2002 (in thousands, unaudited):

	Balance at	Charges to	Other		Balance at
	12/31/01	Expense	Charges(1)	Payments	3/31/02

Environmental costs	$395,392	$—	$(1,346)	$(5,866)	$388,180

Open landfills closure and post-closure costs	343,739	13,694	(504)	(1,742)	355,187

Closed landfills closure and post-closure costs	265,760	3,490	647	(4,571)	265,326

(1)	Amounts consist primarily of liabilities related to acquired and divested companies and changes to estimates of costs for closed landfill liabilities.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-term Debt

Long-term debt at March 31, 2002 and December 31, 2001 consists of the following (in thousands):

	March 31,	December 31,
	2002	2001

	(unaudited)
Revolving credit facility, weighted average rate of 5.65%	$27,813	$—

Tranche A term loan facility, effective rate of 8.93% and 9.48%, respectively	1,086,656	1,157,785

Tranche B term loan facility, effective rate of 8.06% and 9.37%, respectively	810,937	864,018

Tranche C term loan facility, effective rate of 9.82% and 9.94%, respectively	973,125	1,036,822

Senior subordinated notes, interest at 10.00%, effective rate of 10.18%	2,006,213	2,006,425

Senior notes, interest at 7.88%, effective rate of 8.14%	873,844	873,812

Senior notes, interest at 7.63%, effective rate of 7.97%	600,000	600,000

Senior notes, interest at 7.38%, effective rate of 7.89%	224,867	224,850

Senior notes, interest at 8.88%, effective rate of 9.16%	600,000	600,000

Senior notes, interest at 8.50%, effective rate of 8.77%	750,000	750,000

Debentures, interest at 7.40%, effective rate of 10.20%	283,602	283,031

Senior notes, interest at 6.10%, effective rate of 8.42%	153,889	153,010

Senior notes, interest at 6.38%, effective rate of 9.39%	142,850	142,059

Debentures, interest at 9.25%, effective rate of 9.90%	95,225	95,169

Senior notes, interest at 7.88%, effective rate of 9.00%	67,658	67,502

Solid waste revenue bond obligations, weighted average rate of 5.30% and 5.40%, weighted average effective rate of 6.11% and 7.06%, respectively	312,932	313,831

2001 subsidiaries line of credit, effective rate of 9.42% and 8.72%, respectively	186,838	65,925

Notes payable to banks, finance companies, individuals and others, and obligations under capital leases, interest rates of 0.5% to 13.25%	22,667	25,394

	9,219,116	9,259,633

Less: Current portion	194,413	22,130

	$9,024,703	$9,237,503

The effective rate includes our interest cost incurred, the effect of interest rate swap contracts, amortization of deferred debt issuance cost and the amortization or accretion of discounts or premiums.

The $1.3 billion Revolving Credit Facility is used to support the issuance of letters of credit. As of March 31, 2002, approximately $754 million was available on this facility.

The 2001 Senior Notes, 1999 Credit Facility, 1998 Senior Notes and $850 million of senior notes assumed from BFI are secured by substantially all of the subsidiaries of our wholly owned subsidiary, BFI. As of March 31, 2002, the book value of the assets of the BFI subsidiaries that serve as collateral was approximately $9.2 billion, which represents approximately 64% of our consolidated total assets.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Derivative Instruments and Hedging Activities

Our interest rate swap portfolio continues to fix a significant portion of our variable rate interest payment obligation, protecting us from cash flow variations arising from changes in short term interest rates. We believe this is prudent given our capital structure. At March 31, 2002, the notional value of our interest rate swap contracts was $2.887 billion with a weighted average of 21 months to maturity. These contracts expire as follows: 15% during 2002, 28% during 2003, 48% during 2004, and 9% during 2005. Our 1999 Credit Facility requires that 50% of our outstanding credit facility remain hedged through July 2002, and our company policy is that at least 75% of our total debt must be effectively fixed, either directly or through interest rate swap contracts. At March 31, 2002, approximately 97% of our debt was effectively fixed, 65% directly, and 32% through interest rate swap contracts.

Significant portions of the 1999 Credit Facility expire in July 2005. Before it’s expiration, we intend to re-finance the 1999 Credit Facility. Due to recent events that have impacted the capital markets, we now believe that the size of a new Credit Facility will be smaller than originally anticipated. We believe that by the time we refinance the 1999 Credit Facility, we will reduce its size by about $1.5 billion. The alternatives available to us to allow this reduction include, cash flow from operating activities, possible asset sales in excess of acquisitions and potential capital market transactions. Capital market transactions could involve either new equity capital for our Company or refinancing short-term maturities for longer-term term maturities or some combination of both. The alternatives are subject to ongoing analysis and are dependent on a favorable economic environment. The exact size, combination or timing of these events has not yet been determined, and we cannot assume that we will be able to secure a refinancing on terms we regard as favorable, or at all.

These new events and their timing have been considered with respect to our hedge contracts expirations. The updated business and financing plan, which is based on new circumstances not anticipated at the time we entered into the interest rate swap contracts, contemplates the possibility of refinancing or prepaying variable rate debt before the expiration of some interest rate swap contracts. The possibility of these new events occurring decreases the likelihood of our prior assertions that it was probable that the debt would be outstanding for the duration of all interest rate swap contracts.

Thus, in December 2001, we began contemplating the possibility of refinancing or prepaying our variable rate debt before the expiration of some interest rate swap contracts. On December 31, 2001, we de-designated $1.5 billion of notional amount interest rate swap contracts due to the possibility that future interest rate payments on the underlying variable rate debt may cease prior to the expiration of the related hedge contract portfolio.

In determining the amount to de-designate, we considered various business scenarios. Sensitivity analysis was performed to identify the impact of various alternatives. We then identified only those swap contracts where we could affirm, based on new and current circumstances, that future interest payments were highly probable, left those as designated hedge accounting transactions, and de-designated the rest. Until the underlying variable rate debt is paid, the de-designated contracts are expected to remain in force. These analyses and results were reviewed and approved by senior management and the Board of Directors.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2002, a liability of $97.0 million is included in the Consolidated Balance Sheets in other long-term obligations reflecting the fair market value of our entire swap portfolio on that date. The liability will fluctuate with market interest rates but will reduce to zero over the terms of each of our interest rate swap contracts. Approximately $28.1 million of the liability at March 31, 2002 relates to contracts maturing within 12 months. Fair value variations over the life of the swap contracts arise from changes in interest rates and the time value of money.

Designated interest rate swap contracts —

Our designated cash flow interest rate swaps are effective as hedges of our variable rate debt. We assume 100% effectiveness in our interest rate hedges, as the notional amounts, indices, repricing dates, and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged. Changes in fair value of our interest rate swap contracts are reflected in Accumulated Other Comprehensive Income (AOCI). At March 31, 2002, an after tax amount of $29.3 million is included AOCI.

Expense or income related to swap settlements are recorded in interest expense in earnings for the related variable rate debt over the term of the agreements. If significant terms do not match we will then use the hypothetical swap method to assess any ineffectiveness. Any ineffectiveness is recorded in interest expense in our statement of operations.

De-designated interest rate swap contracts —

Settlement payments and periodic changes in market values of our de-designated contracts are recorded as a gain or loss on derivative contracts included in interest expense and other in our statement of operations. We recorded $16.7 million of gains related to changes in market values and $14.4 million of settlement costs during the first quarter of 2002. When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in AOCI at the time of de-designation are isolated and amortized over the remaining original contract term. For contracts de-designated, the total amount of loss in AOCI at December 31, 2001 was approximately $65 million ($40 million, net of income tax benefit) and $34.1 million, net of income tax benefit, remains in AOCI at March 31, 2002. For the quarter ended March 31, 2002, we recorded $8.9 million of amortization expense related to the accumulated losses in AOCI for interest rate swap contracts that were de-designated at December 31, 2001. The amortization expense is recorded in interest expense. There were no de-designated swap contracts prior to December 31, 2001.

6.     Comprehensive Income (Loss)

The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholders’ equity are shown as follows (in thousands):

	March 31,	December 31,
	2002	2001

	(unaudited)
Interest rate swap contracts designated, unrealized loss, net	$(29,343)	$(45,668)

Interest rate swap contracts de-designated, unrealized loss, net	(34,098)	(39,452)

Accumulated other comprehensive loss	$(63,441)	$(85,120)

The components of total comprehensive income (loss) are shown as follows (in thousands, unaudited):

	Three Months Ended March 31,

	2002	2001

Net income (loss)	$51,118	$(18,451)

Other comprehensive income (loss):

Designated interest rate swap contracts unrealized gain (loss), net of tax effect of $7,228 and ($50,786)	11,071	(77,787)

Reclassification to earnings for interest rate swap contracts	10,608	6,120

Total comprehensive income (loss)	$72,797	$(90,118)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Net Income (Loss) Per Common Share

Net income (loss) per common share is calculated by dividing net income (loss), less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share data, unaudited):

	Three Months Ended March 31,

	2002	2001

Basic earnings per share computation:

Income (loss) before extraordinary loss	$51,118	$(8,998)

Less: dividends on preferred stock	18,740	17,570

Income (loss) available to common shareholders before extraordinary loss	$32,378	$(26,568)

Weighted average common shares outstanding	189,980	189,203

Basic earnings (loss) per share before extraordinary loss	$0.17	$(0.14)

Diluted earnings per share computation:

Income (loss) before extraordinary loss	$51,118	$(8,998)

Less: dividends on preferred stock	18,740	17,570

Income (loss) available to common shareholders before extraordinary loss	$32,378	$(26,568)

Weighted average common shares outstanding	189,980	189,203

Dilutive effect of stock, stock options, warrants and contingently issuable shares	4,165	—

Weighted average common and common equivalent shares outstanding	194,145	189,203

Diluted earnings (loss) per share before extraordinary loss	$0.17	$(0.14)

Conversion has not been assumed for the Preferred Stock into 65,988 and 61,867 common shares and stock options of 10,845 and 2,552 for the three months ended March 31, 2002 and 2001, respectively, as the effects would not be dilutive.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Commitments and Contingencies

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and reasonably estimable. We expect that matters in process at March 31, 2002, which have not been accrued in the Consolidated Balance Sheets, will not have a material adverse effect on our consolidated liquidity, financial position or results from operations.

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

Rental expense under such operating leases was approximately $7.0 million and $7.1 million for each of the three months ended March 31, 2002 and 2001, respectively.

We have entered into employment agreements with certain of our executive officers for periods up to three years. Under these agreements, in some circumstances, the Company may be obligated to pay an amount equal to the largest annual bonus paid to the employee for any of the last three years preceding the date of termination and to continue making base salary payments through the term of the agreement. Additionally, we have agreed to pay severance amounts equal to a multiple of defined compensation under certain circumstances, including a change in control, as defined in the employment agreements. If a termination occurs in conjunction with a change in control, as defined in the employment agreements, the Company is obligated to pay an additional amount equal to two times the sum of the employee’s base salary on the date of termination and the bonus paid to the employee for the previous year.

We carry a broad range of insurance coverage and partially self-insure for protection of our assets and operations from certain risks, including environmental impairment liability insurance for certain landfills.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. These financial assurance requirements are satisfied by our providing performance bonds, letters of credit, insurance policies or trust deposits to secure our obligations as they relate to landfill closure and post-closure costs and performance under certain collection contracts. At March 31, 2002, we had outstanding approximately $1.6 billion in financial assurance instruments relating to our landfill operations, represented by $404.3 million of surety bonds, $1,008.4 million of insurance policies, $50.2 million of trust deposits and $112.3 million of letters of credit. During 2002, we expect no material increase in financial assurance obligations relating to our landfill operations and collection contracts although the mix of financial assurance instruments may change in the future. In addition, we have issued approximately $406.3 million of letters of credit for other general business purposes. We also have approximately $563 million in operational performance bonds with various municipalities and approximately $100 million of financial guarantee bonds for self-insurance.

These financial instruments are issued in the normal course of business and are not reflected in the accompanying Consolidated Balance Sheets. The underlying obligations of the financial instruments are valued based on the likelihood of performance being required. We do not expect any material losses to result from these off balance sheet instruments based on historical results.

9. Segment Reporting

Our revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. We evaluate performance based on several factors, of which the primary financial measure is EBITDA (earnings before interest, taxes, depreciation and amortization) before acquisition related and unusual costs. The accounting policies of the business segments are the same as those described in the Organization and Summary of Significant Accounting Policies (See Note 1).

As of January 1, 2002, we expanded our existing infrastructure by increasing the number of areas, regions and districts. As a result of the change in our infrastructure, we manage our operations through four geographic operating segments: Eastern, Southern, Central and Western. Each area is responsible for managing several vertically integrated operations which are organized into three regions. Results by segment have been restated for previous periods to reflect this change. The tables below reflect certain geographic information relating to our operations for the three months ended March 31, 2002 and 2001 (in thousands, unaudited):

	Eastern	Southern	Central	Western	Other (1)	Total

2002:

Revenues from external customers	$367,252	$337,914	$320,583	$283,038	$6,888	$1,315,675

Intersegment revenues	84,229	64,595	75,565	50,065	—	274,454

EBITDA before non-recurring charges	103,540	118,505	118,147	97,184	(33,235)	404,141

2001:

Revenues from external customers	$398,550	$348,078	$324,453	$274,662	$8,095	$1,353,838

Intersegment revenues	91,467	58,855	74,552	55,272	—	280,146

EBITDA before non-recurring charges	123,643	141,448	123,545	105,480	(22,787)	471,329

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on an area basis.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of reportable segment primary financial measure to operating income (in thousands, unaudited):

	Three Months Ended
	March 31,

	2002	2001

Operating income:

Total EBITDA before acquisition related and unusual costs for reportable segments	$404,141	$471,329

Depreciation and amortization for reportable segments	(119,658)	(170,173)

Acquisition related and unusual costs	—	(5,498)

Non-cash loss on asset sale	—	(107,011)

Operating income	$284,483	$188,647

Amounts and percentages of our total revenue attributable to services provided (in thousands, except percentages, unaudited):

	Three Months Ended March 31,

	2002		2001

Collection	$1,018,716	64.0%	$1,030,265	63.0%

Disposal (1)	481,147	30.3	484,516	29.7

Recycling	48,611	3.1	63,816	3.9

Other	41,655	2.6	55,387	3.4

	1,590,129	100.0%	1,633,984	100.0%

Intercompany	(274,454)		(280,146)

Reported revenues	$1,315,675		$1,353,838

(1)	Transfer revenues are included in disposal.

10. Condensed Consolidating Financial Statements of Allied Waste Industries, Inc.

The 1998 Senior Notes, 1999 Notes, 1999 Credit Facility, and the 2001 Senior Notes issued by Allied NA (our wholly owned subsidiary) and certain debt of BFI (all of which is no longer registered under the Securities Exchange Act of 1934) are guaranteed by us. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are Condensed Consolidating Balance Sheets as of March 31, 2002 and December 31, 2001 and the related Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2002 and 2001 of Allied Waste Industries, Inc. (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors):

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands, unaudited)

	March 31, 2002

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

ASSETS

Current Assets — Cash and cash equivalents	$150	$4,343	$44,271	$41,161	$—	$89,925

Accounts receivable, net	—	—	673,452	21,319	—	694,771

Prepaid and other current assets	—	—	54,649	65,504	—	120,153

Deferred income taxes, net	—	—	132,320	4,123	—	136,443

Total current assets	150	4,343	904,692	132,107	—	1,041,292

Property and equipment, net	—	—	3,737,344	416,396	—	4,153,740

Goodwill, net	—	—	8,495,490	72,414	—	8,567,904

Investment in subsidiaries	191,400	3,915,176	—	—	(4,106,576)	—

Other assets, net	—	158,052	385,173	45,289	—	588,514

Total assets	$191,550	$4,077,571	$13,522,699	$666,206	$(4,106,576)	$14,351,450

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities —

Current portion of long-term debt	$—	$—	$194,413	$—	$—	$194,413

Accounts payable	—	—	337,810	71,771	—	409,581

Accrued closure, post-closure and environmental costs	—	—	127,547	—	—	127,547

Accrued interest	—	209,984	17,940	—	—	227,924

Other accrued liabilities	6,818	—	274,738	100,235	—	381,791

Unearned revenue	—	—	236,477	2,481	—	238,958

Total current liabilities	6,818	209,984	1,188,925	174,487	—	1,580,214

Long-term debt, less current portion	—	7,953,455	884,411	186,837	—	9,024,703

Deferred income taxes	—	—	443,343	31	—	443,374

Accrued closure, post-closure and environmental costs	—	—	878,599	2,547	—	881,146

Due to/(from) parent	(2,150,672)	(2,832,927)	5,036,275	(52,676)	—	—

Other long-term obligations	14,425	96,980	477,928	390	—	589,723

Commitments and contingencies

Series A Senior Convertible Preferred Stock	1,187,781	—	—	—	—	1,187,781

Stockholders’ Equity	1,133,198	(1,349,921)	4,613,218	354,590	(4,106,576)	644,509

Total liabilities and stockholders’ equity	$191,550	$4,077,571	$13,522,699	$666,206	$(4,106,576)	$14,351,450

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)

	December 31, 2001

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

ASSETS

Current Assets —

Cash and cash equivalents	$149	$8,851	$115,726	$34,115	$—	$158,841

Accounts receivable, net	—	—	734,267	17,149	—	751,416

Prepaid and other current assets	—	—	90,686	41,340	—	132,026

Deferred income taxes, net	—	—	156,203	—	—	156,203

Total current assets	149	8,851	1,096,882	92,604	—	1,198,486

Property and equipment, net	—	—	3,776,651	234,235	—	4,010,886

Goodwill, net	—	—	8,484,468	72,409	—	8,556,877

Investment in subsidiaries	191,400	3,900,079	—	—	(4,091,479)	—

Other assets, net	—	165,320	364,553	50,971	—	580,844

Total assets	$191,549	$4,074,250	$13,722,554	$450,219	$(4,091,479)	$14,347,093

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities —

Current portion of long-term debt	$—	$—	$11,780	$10,350	$—	$22,130

Accounts payable	—	—	447,143	8,920	—	456,063

Accrued closure, post-closure and environmental costs	—	—	126,885	—	—	126,885

Accrued interest	—	165,601	27,271	—	—	192,872

Other accrued liabilities	30,723	—	292,968	79,125	—	402,816

Unearned revenue	—	—	230,359	2,410	—	232,769

Total current liabilities	30,723	165,601	1,136,406	100,805	—	1,433,535

Long-term debt, less current portion	—	8,113,711	1,068,217	55,575	—	9,237,503

Deferred income taxes	—	—	418,805	31	—	418,836

Accrued closure, post-closure and environmental costs	—	—	875,566	2,440	—	878,006

Due to/(from) parent	(2,160,136)	(3,021,897)	5,235,641	(53,608)	—	—

Other long-term obligations	14,000	—	609,905	485	—	624,390

Commitments and contingencies

Series A Senior Convertible Preferred Stock	1,169,044	—	—	—	—	1,169,044

Stockholders’ Equity	1,137,918	(1,183,165)	4,378,014	344,491	(4,091,479)	585,779

Total liabilities and stockholders’ equity	$191,549	$4,074,250	$13,722,554	$450,219	$(4,091,479)	$14,347,093

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands, unaudited)

	Three Months Ended March 31, 2002

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,250,751	$64,924	$—	$1,315,675

Cost of operations excluding acquisition related and unusual costs	—	—	752,134	37,276	—	789,410

Selling, general and administrative expenses excluding acquisition related and unusual costs	4,463	125	115,503	2,033	—	122,124

Depreciation and amortization	—	—	111,704	7,954	—	119,658

Operating (loss) income	(4,463)	(125)	271,410	17,661	—	284,483

Interest expense and other	546	171,936	24,384	356	—	197,222

Intercompany interest expense (income)	(19,690)	(1,313)	20,262	741	—	—

Management fees	(1,250)	—	1,250	—	—	—

Income (loss) before income taxes	15,931	(170,748)	225,514	16,564	—	87,261

Income tax expense (benefit)	6,581	(67,445)	89,920	6,465	—	35,521

Minority interest	—	—	622	—	—	622

Net income (loss)	9,350	(103,303)	134,972	10,099	—	51,118

Dividends on preferred stock	18,740	—	—	—	—	18,740

Net income (loss) available to common shareholders	$(9,390)	$(103,303)	$134,972	$10,099	$—	$32,378

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands, unaudited)

	Three Months Ended March 31, 2001

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,334,620	$19,218	$—	$1,353,838

Cost of operations excluding acquisition related and unusual costs	—	—	767,510	12,554	—	780,064

Selling, general and administrative expenses excluding acquisition related and unusual costs	2,788	—	98,309	1,348	—	102,445

Depreciation and amortization	—	—	112,511	1,098	—	113,609

Goodwill amortization	—	—	56,039	525	—	56,564

Acquisition related and unusual costs	—	—	5,498	—	—	5,498

Non-cash loss on asset sale	—	—	107,011	—	—	107,011

Operating (loss) income	(2,788)	—	187,742	3,693	—	188,647

Equity in earnings of unconsolidated affiliates	—	—	(9,105)	—	—	(9,105)

Interest expense and other	—	191,685	25,060	—	—	216,745

Intercompany interest expense (income)	(19,825)	(9,604)	29,378	51	—	—

Management fees	(1,250)	—	1,250	—	—	—

Income (loss) before income taxes	18,287	(182,081)	141,159	3,642	—	(18,993)

Income tax expense (benefit)	7,551	(71,922)	51,269	1,360	—	(11,742)

Minority interest	—	—	1,747	—	—	1,747

Income (loss) before extraordinary loss	10,736	(110,159)	88,143	2,282	—	(8,998)

Extraordinary loss, net of income tax benefit	—	9,453	—	—	—	9,453

Net income (loss)	10,736	(119,612)	88,143	2,282	—	(18,451)

Dividends on preferred stock	17,570	—	—	—	—	17,570

Net income (loss) available to common shareholders	$(6,834)	$(119,612)	$88,143	$2,282	$—	$(36,021)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three Months Ended March 31, 2002

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash (used for) provided by operating activities	$(1,188)	$(22,205)	$206,370	$80,751	$—	$263,728

Investing activities —

Cost of acquisitions, net of cash acquired	—	—	(13,720)	—	—	(13,720)

Proceeds from divestitures, net of cash divested	—	—	79	—	—	79

Capital expenditures, excluding acquisitions	—	—	(58,511)	(191,117)	—	(249,628)

Capitalized interest	—	—	(6,609)	—	—	(6,609)

Proceeds from sale of fixed assets	—	—	6,028	694	—	6,722

Other investing activities	—	—	(26,636)	—	—	(26,636)

Cash used for investing activities	—	—	(99,369)	(190,423)	—	(289,792)

Financing activities —

Net proceeds from sale of common stock and exercise of stock options and warrants	1,189	—	—	—	—	1,189

Proceeds from long-term debt, net of issuance Costs	—	205,590	(1,209)	123,500	—	327,881

Repayments of long-term debt	—	(365,684)	(3,650)	(2,588)	—	(371,922)

Intercompany and capital funding between issuer and subsidiary	—	177,791	(173,597)	(4,194)	—	—

Cash (used for) provided by financing activities	1,189	17,697	(178,456)	116,718	—	(42,852)

Increase (decrease) in cash and cash equivalents	1	(4,508)	(71,455)	7,046	—	(68,916)

Cash and cash equivalents, beginning of period	149	8,851	115,726	34,115	—	158,841

Cash and cash equivalents, end of period	$150	$4,343	$44,271	$41,161	$—	$89,925

	Three Months Ended March 31, 2001

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash (used for) provided by operating activities	$(1,610)	$(40,886)	$207,599	$(11,009)	$—	$154,094

Investing activities —

Cost of acquisitions, net of cash acquired	—	—	(33,263)	—	—	(33,263)

Proceeds from divestitures, net of cash divested	—	—	58,634	—	—	58,634

Capital expenditures, excluding acquisitions	—	—	(61,943)	(385)	—	(62,328)

Capitalized interest	—	—	(12,714)	—	—	(12,714)

Proceeds from sale of fixed assets	—	—	5,986	—	—	5,986

Other investing activities	—	—	10,349	1,594	—	11,943

Cash (used for) provided by investing activities	—	—	(32,951)	1,209	—	(31,742)

Financing activities —

Net proceeds from sale of common stock and exercise of stock options and warrants	1,737	—	—	—	—	1,737

Proceeds from long-term debt, net of issuance costs	—	984,000	(11,253)	—	—	972,747

Repayments of long-term debt	—	(1,106,000)	(5,158)	—	—	(1,111,158)

Intercompany between issuer and subsidiaries	—	162,164	(172,269)	10,105	—	—

Cash (used for) provided by financing activities	1,737	40,164	(188,680)	10,105	—	(136,674)

Increase (decrease) in cash and cash equivalents	127	(722)	(14,032)	305	—	(14,322)

Cash and cash equivalents, beginning of period	959	2,669	117,840	626	—	122,094

Cash and cash equivalents, end of period	$1,086	$1,947	$103,808	$931	$—	$107,772

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein.

Introduction

Allied Waste Industries Inc. (“Allied” or “we”), a Delaware corporation, is the second largest non-hazardous solid waste management company in the United States. We operate as a vertically integrated company providing collection, transfer, disposal and recycling services for approximately 10 million residential, commercial and industrial customers. We serve customers through a network of 341 collection companies, 169 transfer stations, 167 active landfills, and 65 recycling facilities within 39 states. Our management philosophy utilizes a decentralized operating model, with centralized management and financial controls. We believe that this model allows us to maximize the opportunities in each market that we operate and has largely contributed to our ability to operate the business efficiently, while maintaining adequate controls over our operations. We implement this philosophy through a corporate, area, region and district infrastructure.

Effective January 1, 2002, we expanded our existing organization into four areas: Eastern, Southern, Central and Western. The areas are further divided into twelve regions. Consistent with the vertical integration business model, each region is organized into several operating districts and each district contains a group of specific site operations. Each of our regions, and substantially all of our districts include collection, transfer, recycling and disposal services, which facilitates efficient and cost effective waste handling and allows the regions and districts to maximize the efficiencies from the internalization of waste. This expansion was implemented to provide our field operators better flexibility to manage profitability by reducing the amount of revenue and geographic area each is responsible for managing.

General

Our business strategy is to develop vertically integrated operations to internalize the waste we collect and thus realize higher margins from our operations. By disposing of waste at company-owned and/or operated landfills, we retain the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 67% of the waste we collect as measured by disposal volumes was disposed of at landfills we own and/or operate in the first quarter of 2002, which is comparable to the quarter ended March 31, 2001. In addition, transfer stations are an integral part of the disposal process. We locate our transfer stations in areas where our landfills are outside of the population centers in which we collect waste. Such waste is transferred to long-haul trailers or rail cars and transported to our landfills.

Revenues. Our revenues result primarily from fees charged to customers for waste collection, transfer, recycling and disposal services. We generally provide collection services under direct agreements with our customers or pursuant to contracts with municipalities. Commercial and municipal contract terms generally range from one to five years and commonly have renewal options. Our landfill operations include both company-owned landfills and landfills that we operate on behalf of municipalities. The following tables show the percentage of our total reported revenues by service line and geographic areas.

Revenues by Service Line (in thousands, except percentages, unaudited):

	Three Months Ended March 31,

	2002		2001

Collection	$1,018,716	64.0%	$1,030,265	63.0%

Disposal (1)	481,147	30.3	484,516	29.7

Recycling	48,611	3.1	63,816	3.9

Other	41,655	2.6	55,387	3.4

	1,590,129	100.0%	1,633,984	100.0%

Intercompany	(274,454)		(280,146)

Reported revenues	$1,315,675		$1,353,838

(1)	Transfer revenues are included in disposal.

Revenues by Area:

	Three Months Ended
	March 31,

	2002	2001

Eastern	27.9%	29.4%

Southern	25.7	25.7

Central	24.4	24.0

Western	21.5	20.3

Other(1)	0.5	0.6

Total revenues	100.0%	100.0%

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization.

Operating Expenses. Cost of operations includes expenses related to labor, repairs and maintenance, equipment and facility rent, utilities and taxes, environmental compliance and remediation, safety and insurance, disposal and costs of independent haulers transporting our waste to the disposal site. Disposal costs include host community fees, landfill royalty payments, landfill site maintenance, fuel and other equipment operating expenses and increases in the accruals for estimated closure and post-closure monitoring expenses.

Selling, general and administrative expenses include compensation and overhead for corporate and field general management, accounting and finance, legal, management information systems and clerical and administrative departments in addition to sales, investor and community relations and provisions for estimated uncollectible accounts receivable.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed under Item 7 of our Annual Report on Form 10K for the year ended December 31, 2001. Below is an update of those judgments and estimates to include the evaluation of goodwill impairment as prescribed by SFAS 142, which was adopted on January 1, 2002. There have been no other significant changes in our business that would require an update to those disclosures during the first quarter of 2002. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from estimates under different assumptions or conditions.

Goodwill Impairment Evaluation —

Valuation Methodology: We evaluate goodwill for impairment based on fair value of each reporting segment.

Evaluation Criteria: SFAS 142 requires an annual assessment of goodwill impairment to be completed by applying a fair value based test to each of our reporting units, which we have defined as our four reporting segments. In addition, we test goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a reporting segment or a significant portion of a reporting segment.

Recognition Criteria: We recognize an impairment for the difference between the net book value and fair value of the goodwill, if the net book value exceeds the fair value. We estimate fair value of our reporting segments based on net cash flows discounted using a weighted-average cost of capital.

Residual Accounting Risk: If we have changes in events or circumstances, including lower than anticipated cash flows generated by our operations or determinations to divest of certain operations, goodwill could be impaired which would result in a non-cash charge to earnings. The estimated fair value could change as there are future changes in our cost of debt, interest rates, ability to perform at levels that were forecasted, or the market capitalization of our Company. Since the cash flow and net book value vary by reporting segment, the degree of excess fair value also varies by reporting segment. Excess fair value is defined as the amount by which the estimated fair value exceeds the net book value.

In the past, we have incurred non-cash losses on sales of assets when we believed that re-deployment of the proceeds from the sale of such assets could improve operations and was economically beneficial. If such decisions are made in the future, we could incur additional non-cash losses on asset sales. Under SFAS 142 we evaluate goodwill impairment at our reporting segment level, which is an aggregate of several vertically integrated businesses with similar operational characteristics. There is a range of cash earnings from the businesses within the vertically integrated asset groups. A divestiture of any individual asset below the reporting segment level could result in a loss.

Results of Operations

The following table sets forth the percentage relationship that the various items bears to revenues for the periods indicated (unaudited).

	Three Months Ended March 31,

	2002	2001

Statement of Operations Data:

Revenues	100.0%	100.0%

Cost of operations excluding acquisition related and unusual costs	60.0	57.6

Selling, general and administrative expenses excluding acquisition related and unusual costs	9.3	7.6

Depreciation and amortization	9.1	8.4

Goodwill amortization	—	4.2

Acquisition related and unusual costs	—	0.4

Non-cash loss on asset sale	—	7.9

Operating income	21.6	13.9

Equity in earnings of unconsolidated affiliates	—	(0.7)

Interest expense and other	15.0	16.0

Income (loss) before income taxes	6.6	(1.4)

Income tax expense (benefit)	2.7	(0.8)

Minority interest	—	0.1

Income (loss) before extraordinary, net of income tax benefit	3.9	(0.7)

Extraordinary loss, net of income tax benefit	—	0.7

Net income (loss)	3.9	(1.4)

Dividends on preferred stock	1.4	1.3

Net income (loss) available to common shareholders	2.5%	(2.7)%

Three Months Ended March 31, 2002 and 2001

Results of operations for the quarter ended March 31, 2002 as compared to March 31, 2001 reflect the impact of a weaker economy. This is evidenced by continued pressure on our ability to increase prices for services while inflation based costs continue to increase resulting in decreases in revenues and margins. Recycled paper commodity prices are lower than last year, resulting in decreases in related revenues and volume. Additionally, first quarter 2001 reflects the results of businesses subsequently divested, most notably the American Ref-fuel and operations in the northeast.

The effects of new accounting rules and certain financial statement presentation changes are also new in the first quarter of 2002. As we have substantially completed transition activities with respect to the BFI acquisition, we no longer segregate such costs from our costs of ongoing operations on the face of the statement of operations. Effective January 1, 2002, we have discontinued the amortization of our goodwill upon the adoption of SFAS 142. During first quarter 2002, we recorded the mark to market impact of certain interest rate swap contracts that were de-designated on December 31, 2001.

Revenues. Revenues in 2002 were $1.32 billion compared to $1.35 billion in 2001, a decrease of $38.2 million or 2.8%. During the first quarter of 2002 compared to the same period in the prior year, revenues declined by approximately $20 million as a result of recessionary driven volume decreases, $5 million related to decreases in average unit prices and approximately $13 million in commodity revenues. Year over year price, excluding commodities, decreased 0.4% and volume decreased 1.6%. Our residential and commercial business remains stable with respect to both volume and pricing. Industrial collection volumes and prices were down, primarily effected by the roll-off business which is the area most directly influenced by poor economic conditions as customers cut back on non-essential projects. We experienced a slight increase in year over year landfill volumes, which was offset by landfill pricing decreases. The decrease in commodity revenues was driven by continued declines in recycled paper volumes and prices.

Cost of Operations. Cost of operations in 2002 was $789.4 million compared to $780.1 million in 2001, an increase of 1.2% or $9.3 million. Cost of operations as a percent of revenues increased to 60.0% from 57.6% for the same period last year. The increase in operating costs was primarily due to overall inflation of operating costs and increases in insurance costs, partially offset by the decrease in costs associated with the reduction in volumes and in recycling revenues.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in 2002 were $122.1 million compared to $102.4 million in 2001, an increase of 19.2%. As a percentage of revenues, SG&A increased to 9.3% in 2002 from 7.6% in 2001. The increase in costs is attributable to the continued build out of our management organization and other costs associated with the ongoing organizational expansion. The current level of these costs is representative of an ongoing level of costs to maintain our expanded organizational structure. The increase in selling, general and administrative expense as a percentage of revenues is partially due to the recession effected decrease in revenues.

Depreciation and Amortization. Depreciation and amortization in 2002 was $119.7 million compared to $113.6 million in 2001, an increase of 5.3%. As a percentage of revenues, depreciation and amortization expense increased to 9.1% in 2002 from 8.4% in 2001. This increase is primarily related to the increased fixed asset base during 2001 and an additional $249.6 million in capital expenditures in the first quarter of 2002. Also, year over year landfill volumes increased approximately 1%, resulting in an increase to our landfill amortization.

Goodwill Amortization. There was no goodwill amortization for the first quarter of 2002 coincident with the adoption of SFAS 142. For the first quarter of 2001, goodwill amortization was $56.6 million.

Acquisition Related and Unusual Costs. Since we have substantially completed transition activities with respect to the BFI acquisition, we no longer segregate such costs from our costs of ongoing operations. During the quarter ended March 31, 2001, we recorded approximately $5.5 million of acquisition related and unusual costs, which primarily related to the billing system conversion associated with the acquisition of BFI. Similar costs for the first quarter 2002 were $2.0 million and were reflected in selling, general and administrative expense.

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

Equity in Earnings of Unconsolidated Subsidiaries. There were no earnings from unconsolidated subsidiaries during the first quarter of 2002 as a result of the American Ref-Fuel transaction completed in April 2001. During the first quarter of 2001, we reported approximately $17.6 million in revenues, $3.3 million in operating income and $9.1 million of equity earnings from American Ref-Fuel.

Interest Expense and Other. Interest expense and other was $197.2 million in 2002 compared to $216.7 million in 2001. Excluding the non-cash effect of accounting for de-designated interest rate swap contracts, the comparable interest expense for first quarter 2002 was $205.1 million, representing a decrease of 5.4% from 2001. The decrease is primarily due to the repayment of approximately $306 million of debt from April 1, 2001 through March 31, 2002. Included in interest expense and other in 2002 is $8.9 million of amortization of amounts in accumulated other comprehensive income in stockholders’ equity and a gain of $16.7 million related to the change in market value gain of the interest rate swap contracts that were de-designated December 31, 2001. This change in market value was previously recorded as a component of equity in accumulated other comprehensive income.

Income Taxes. Income taxes reflect an effective tax rate of 41% in 2002 and 56.6% in 2001. The effective tax rate has decreased due to the cessation of goodwill amortization, most of which was non-deductible for income tax purposes.

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

Dividends on Preferred Stock. Dividends on preferred stock were $18.7 million in 2002 and $17.6 million in 2001, which reflects the 6.5% dividend on the liquidation preference of the preferred stock issued on July 30, 1999 in connection with the financing of the acquisition of BFI. Dividends were not paid in cash, instead, the liquidation preference of the preferred stock increased by accrued, but unpaid dividends.

Liquidity and Capital Resources

Our operational liquidity needs are met with operating cash flow. When non-operating liquidity needs arise, they are met, if not from remaining operating cash flow, with borrowings under our revolving credit facility. Cash provided by operations for the three months ended March 31, 2002 of $263.7 million, is after $26.1 million spent on non-recurring acquisition accruals. During the quarter ended March 31, 2002, we reduced debt by $40.5 million from cash from operations of $263.7 million and from a $68.9 million reduction in our cash on hand from December 31, 2001, after funding $249.6 million of capital expenditures and $42.5 million of other non-operating net cash outflows. At March 31, 2002, the current portion of our outstanding debt was $194.4 million, of which $30.5 million is anticipated to be repaid during the remainder of 2002.

We have historically operated and we expect that we will continue to operate with a working capital deficit. We regularly use excess available cash from operating and non-operating activities to pay amounts owed on our revolving line of credit, which is classified as long-term debt. Additionally, this deficit is in part caused by the current portion of non-recurring acquisition accruals.

We have included a discussion of our obligations and commitments, our finance plan and the effects of the finance plan on our interest rate swap portfolio accounting in our December 31, 2001 Form 10K under Item 7. There have not been significant changes in our business that would require an update to those disclosures during the first quarter of 2002.

Disclosure Regarding Forward Looking Statements

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Forward Looking Statements). All statements other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies or projections involving anticipated revenues, earnings, level of capital expenditures or other aspects of operating results and the underlying assumptions including internal growth as well as general economic and financial market conditions.

All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our operations and whether Forward Looking Statements made by us ultimately prove to be accurate. These risks and uncertainties include, without limitation, (1) continuing weakness in the U.S. economy in 2002 may continue a decline in the demand for the Company’s services (particularly in the commercial and industrial sectors), a decline in the price of commodities sold by the Company, increased competitive pressure on pricing, with a resulting inability to recover cost increases due to inflation, and generally make it more difficult for the Company to predict economic trends; (2) the Company may be impeded in the successful integration of acquired businesses and its market development efforts; (3) a change in interest rates or a reduction in the Company’s cash flow could impair the Company’s ability to service and reduce its debt obligations; (4) volatility in interest rates may, among other things, affect earnings due to possible mark to market changes on certain interest rate hedges; (5) divestitures by the Company may not raise funds exceeding financing needed for acquisitions in 2002; and (6) severe weather conditions could impair the Company’s operating results.

Important factors that could cause actual results to differ materially from our expectations are discussed in greater detail in the section titled “Risk Factors” in our Annual Report on Form 10-K and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this discussion and such important factors described in our Annual Report on Form 10-K that could cause actual results to differ from our expectations. Shareholders, potential investors and other readers are urged to consider these factors in evaluating Forward Looking Statements and are cautioned not to place undue reliance on Forward Looking Statements. The Forward-Looking Statements made herein are only made as of the date of this filing and we undertake no obligation to publicly update such Forward-Looking Statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Note 5 “Long-term Debt” and Note 6 “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for the year ended December 31, 2001 in our Annual Report on Form 10-K.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

         No changes to previously reported information.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits —

4.40	Second Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan of Allied. Exhibit A to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 25, 1995, is incorporated herein by reference.

* 4.41	Third Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan dated January 1, 1998.

* 4.42	Fourth Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan dated January 1, 1998.

* 4.43	Fifth Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan dated May 26, 1999.

* 4.44	First Amendment to the 1994 Amended and Restated Incentive Stock Plan dated January 1, 1998.

* 4.45	Amendment No. 1 to the 1993 Incentive Stock Option Plan dated January 1, 1998.

* 4.46	Amended and Restated 1993 Incentive Stock Option Plan dated June 28, 2000.

    (b)  Reports on Form 8-K during the Quarter Ended March 31, 2002 —

February 1, 2002	Our current report on Form 8-K reaffirming the 2001 guidance.

February 13, 2002	Our current report on Form 8-K reports the financial results for the fourth quarter of 2001.

*	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED WASTE INDUSTRIES, INC.

	By:	/s/ THOMAS W. RYAN

Thomas W. Ryan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ JAMES E. GRAY

James E. Gray Vice President, Controller and Chief Accounting Officer

Date: May 15, 2002

Exhibit Index

4.40	Second Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan of Allied. Exhibit A to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 25, 1995, is incorporated herein by reference.

* 4.41	Third Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan dated January 1, 1998.

* 4.42	Fourth Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan dated January 1, 1998.

* 4.43	Fifth Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan dated May 26, 1999.

* 4.44	First Amendment to the 1994 Amended and Restated Incentive Stock Plan dated January 1, 1998.

* 4.45	Amendment No. 1 to the 1993 Incentive Stock Option Plan dated January 1, 1998.

* 4.46	Amendment to the Allied Waste Industries, Inc. 1993 Incentive Stock Plan dated June 20, 2000.

*	Filed herewith