Form 10-Q
period 2002-06-30
ALLIED WASTE INDUSTRIES INC
filed 2002-08-14
CIK 848865

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _________________________ to ___________

Commission File Number 0-19285

ALLIED WASTE INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0228636

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes    X                      No

         Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding as of August 9, 2002

Common Stock	197,152,284

ALLIED WASTE INDUSTRIES, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS

Current Assets —

Cash and cash equivalents	$160,109	$158,841

Accounts receivable, net of allowance of $28,344 and $31,876	746,477	751,416

Prepaid and other current assets	108,404	132,026

Deferred income taxes, net	150,363	156,203

Total current assets	1,165,353	1,198,486

Property and equipment, net	4,137,132	4,010,886

Goodwill, net	8,562,301	8,556,877

Other assets, net	378,121	580,844

Total assets	$14,242,907	$14,347,093

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities —

Current portion of long-term debt	$211,152	$22,130

Accounts payable	386,847	456,063

Accrued closure, post-closure and environmental costs	127,144	126,885

Accrued interest	188,620	192,872

Other accrued liabilities	356,481	402,816

Unearned revenue	242,045	232,769

Total current liabilities	1,512,289	1,433,535

Long-term debt, less current portion	9,039,394	9,237,503

Deferred income taxes	504,502	418,836

Accrued closure, post-closure and environmental costs	874,555	878,006

Other long-term obligations	426,757	624,390

Commitments and contingencies

Series A senior convertible preferred stock, 1,000 shares

authorized, issued and outstanding, liquidation

preference of $1,207 and $1,169 per share	1,207,029	1,169,044

Stockholders’ Equity —

Common stock; $0.01 par value; 300,000 authorized shares;

196,600 and 196,236 shares issued and outstanding	1,966	1,962

Additional paid-in capital	1,022,303	1,055,353

Accumulated other comprehensive loss	(63,797)	(85,120)

Retained deficit	(282,091)	(386,416)

Total stockholders’ equity	678,381	585,779

Total liabilities and stockholders’ equity	$14,242,907	$14,347,093

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,

	2002	2001	2002	2001

Revenues	$2,717,595	$2,766,703	$1,401,920	$1,412,865

Cost of operations excluding acquisition related and unusual costs	1,624,018	1,579,565	834,608	799,501

Selling, general and administrative expenses excluding

acquisition related and unusual costs	241,444	202,691	119,320	100,246

Depreciation and amortization	245,524	228,635	125,866	115,026

Goodwill amortization	—	113,027	—	56,463

Acquisition related and unusual costs	—	12,747	—	7,249

Non-cash loss on asset sale	—	107,011	—	—

Operating income	606,609	523,027	322,126	334,380

Equity in earnings of unconsolidated affiliates	—	(14,072)	—	(4,967)

Interest expense and other	427,227	430,640	230,005	213,895

Income before income taxes	179,382	106,459	92,121	125,452

Income tax expense	73,942	59,580	38,421	71,322

Minority interest	1,115	2,719	493	972

Income before extraordinary loss	104,325	44,160	53,207	53,158

Extraordinary loss, net of income tax benefit	—	9,453	—	—

Net income	104,325	34,707	53,207	53,158

Dividends on preferred stock	37,992	35,620	19,252	18,050

Net income (loss) available to common shareholders	$66,333	$(913)	$33,955	$35,108

Basic EPS:

Income available to common shareholders before

extraordinary loss, net of income tax benefit	$0.35	$0.05	$0.18	$0.19

Extraordinary loss, net of income tax benefit	—	(0.05)	—	—

Net income available to common shareholders	$0.35	$—	$0.18	$0.19

Weighted average common shares	189,995	189,350	190,243	189,495

Diluted EPS:

Income available to common shareholders before

extraordinary loss, net of income tax benefit	$0.34	$0.04	$0.18	$0.18

Extraordinary loss, net of income tax benefit	—	(0.04)	—	—

Net income available to common shareholders	$0.34	$—	$0.18	$0.18

Weighted average common and common equivalent shares	193,846	195,277	193,914	195,670

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,

	2002	2001

Operating activities —

Net income	$104,325	$34,707

Adjustments to reconcile net income to cash provided by operating activities—

Provisions for:

Depreciation and amortization	245,524	341,662

Non-cash loss on asset sale	—	107,011

Undistributed earnings of equity investment in unconsolidated affiliates	—	(14,072)

Doubtful accounts	10,221	4,947

Accretion of debt and amortization of debt issuance costs	22,139	20,962

Deferred income tax provision	57,641	39,044

Gain on sale of fixed assets	(3,623)	(4,631)

Extraordinary loss due to early extinguishments of debt, net of income tax

benefit	—	4,828

Non-cash gain on de-designated interest rate swap contracts	(1,253)	—

Amortization of accumulated other comprehensive income for de-designated

interest rate swap contracts	17,700	—

Change in operating assets and liabilities, excluding the effects of purchase acquisitions—

Accounts receivable, prepaid expenses, inventories and other	13,613	(24,799)

Accounts payable, accrued liabilities, unearned revenue, stock option tax

benefits and other	(24,121)	(64,510)

Expenditures against non-recurring acquisition accruals	(46,948)	(59,045)

Closure and post-closure provision	35,332	33,381

Closure, post-closure and environmental expenditures	(33,999)	(46,746)

Cash provided by operating activities	396,551	372,739

Investing activities —

Cost of acquisitions, net of cash acquired	(13,815)	(109,785)

Proceeds from divestitures, net of cash divested	79	359,598

Accruals for acquisition price and severance costs	—	(986)

Capital expenditures, excluding acquisitions	(349,678)	(267,346)

Capitalized interest	(12,349)	(25,173)

Proceeds from sale of fixed assets	15,533	14,505

Change in deferred acquisition costs, notes receivable and other	(22,441)	1,644

Cash used for investing activities	(382,671)	(27,543)

Financing activities —

Net proceeds from exercise of stock options	2,567	5,248

Proceeds from long-term debt, net of issuance costs	495,704	1,307,891

Repayments of long-term debt	(510,883)	(1,643,922)

Cash used for financing activities	(12,612)	(330,783)

Increase in cash and cash equivalents	1,268	14,413

Cash and cash equivalents, beginning of period	158,841	122,094

Cash and cash equivalents, end of period	$160,109	$136,507

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

The Consolidated Financial Statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The Consolidated Balance Sheet as of December 31, 2001 and the unaudited interim Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the presentations and disclosures herein are adequate when read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2001. The Consolidated Financial Statements as of June 30, 2002, and for the three and six months ended June 30, 2002 and 2001 reflect, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

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

Statements of cash flows —

The supplemental cash flow disclosures and non-cash transactions for the six months ended June 30, 2002 and 2001 are as follows (in thousands, unaudited):

	Six Months Ended June 30,

	2002	2001

Supplemental Disclosures -

Interest paid (net of amounts capitalized)	$394,744	$404,328

Income taxes paid	22,135	55,593

Non-Cash Transactions -

Debt incurred or assumed in acquisitions	$85	$805

Liabilities incurred or assumed in acquisitions	2,786	12,066

Dividends on preferred stock	37,992	35,620

Capitalized interest —

During the six months ended June 30, 2002 and 2001, we incurred $403.4 million and $438.6 million, respectively, of interest expense of which $12.3 million and $25.2 million, respectively, was capitalized.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently issued accounting pronouncements —

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations (SFAS 143), which outlines standards for accounting for an obligation associated with the retirement of a long-lived tangible asset and the associated retirement costs. This standard will apply to our accounting for landfill closure and post-closure obligations. We are required to adopt SFAS 143 by January 1, 2003 and are currently assessing the impact that this statement will have on our consolidated financial statements.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145), which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary such that most debt extinguishment gains and losses will no longer be classified as extraordinary. SFAS 145 is effective January 1, 2003. Upon adoption, gains and losses on future debt extinguishment, if any, will be recorded in pre-tax income. In addition, extraordinary losses of $17.0 million and $13.3 million, net of tax for the year ended December 31, 2001 and 2000, respectively, will be reclassified to income before extraordinary loss to conform to the requirements under SFAS 145.

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which prescribes the financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 excludes from its scope exit and disposal activities that are in connection with a business combination and those activities to which SFAS 143 and 144 are applicable. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 2002, we adopted SFAS 142, Goodwill and Other Intangibles (SFAS 142), which among other things, eliminates the amortization of goodwill and instead requires an annual assessment of goodwill impairment by applying a fair value based test to each of our reporting units, which we have defined as our four reporting segments. The impairment test of goodwill will be completed more frequently than annually under certain conditions. There have been no events during 2002 that would trigger such an evaluation. The calculation of fair value is subject to judgments and estimates. We estimate fair value of our reporting segments based on net cash flows discounted using a weighted-average cost of capital of approximately 8%. The estimated fair value could change if there are future changes in our capital structure, cost of debt, interest rates, ability to perform at levels that were forecasted or the market capitalization of our Company. We tested our existing goodwill at January 1, 2002 for realizability and determined that we had no impairment of goodwill and therefore SFAS 142 had no impact to our consolidated financial statements upon adoption. Since the cash flow and net book value vary by reporting segment, the degree of excess fair value also varies by reporting segment. Excess fair value is defined as the amount by which the estimated fair value exceeds the net book value.

In the past, we have incurred non-cash losses on sales of assets when we believed that re-deployment of the proceeds from the sale of such assets could improve operations and was economically beneficial. If such decisions are made in the future, we could incur additional non-cash losses on asset sales. Under SFAS 142, we evaluate goodwill impairment at our reporting segment level, which is an aggregate of several vertically integrated businesses with similar operational characteristics. There is a range of cash earnings from the businesses within the vertically integrated asset groups. A divestiture of any individual asset below the reporting segment level could result in a loss. At the time of a divestiture of an individual business unit within a reporting segment, goodwill is allocated to that business unit and a gain or loss on disposal is derived. Subsequently, the remaining goodwill in the reporting segment that the assets were divested from would be re-allocated to the remaining operations and be re-evaluated for realizability, which could result in an additional loss being recognized.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following calculations adjust net income (loss) before extraordinary loss and cumulative effect of change in accounting principle to exclude goodwill amortization expense (in thousands, unaudited):

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Reported net income before extraordinary loss	$104,325	$44,160	$53,207	$53,158

Add: goodwill amortization, net of tax effect	—	102,420	—	51,111

Adjusted income before extraordinary loss	104,325	146,580	53,207	104,269

Less: dividends on preferred stock	37,992	35,620	19,252	18,050

Adjusted net income available to common

shareholders before extraordinary loss	66,333	110,960	33,955	86,219

Extraordinary loss, net of taxes	—	9,453	—	—

Adjusted net income available to common

shareholders	$66,333	$101,507	$33,955	$86,219

EPS before extraordinary loss:

Basic as reported	$0.35	$0.05	$0.18	$0.19
Goodwill amortization, net of tax effect	—	0.54	—	0.27

Basic as adjusted to exclude goodwill amortization	$0.35	$0.59	$0.18	$0.46

Diluted as reported	$0.34	$0.04	$0.18	$0.18
Goodwill amortization, net of tax effect	—	0.53	—	0.22

Diluted as adjusted to exclude goodwill amortization	$0.34	$0.57	$0.18	$0.40

EPS:

Basic as reported	$0.35	$—	$0.18	$0.19
Goodwill amortization, net of tax effect	—	0.54	—	0.27

Basic as adjusted to exclude goodwill amortization	$0.35	$0.54	$0.18	$0.46

Diluted as reported	$0.34	$—	$0.18	$0.18
Goodwill amortization, net of tax effect	—	0.52	—	0.22

Diluted as adjusted to exclude goodwill amortization	$0.34	$0.52	$0.18	$0.40

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the years ended December 31,

	2001	2000	1999

Reported net income (loss) before extraordinary loss

and cumulative effect of change in accounting principle	$75,459	$137,653	$(221,250)

Add: goodwill amortization, net of tax effect	205,061	202,831	96,124

Adjusted income (loss) before extraordinary loss	280,520	340,484	(125,126)

Less: dividends on preferred stock	73,012	68,452	27,789

Adjusted net income (loss) available to common

shareholders before extraordinary loss	207,508	272,032	(152,915)

Extraordinary loss, net of taxes	16,973	13,266	3,223

Cumulative effect of change in accounting principle, net of taxes	—	—	64,255

Adjusted net income (loss) available to common

shareholders	$190,535	$258,766	$(220,393)

EPS before extraordinary loss and cumulative

effect of change in accounting principle:

Basic as reported	$0.01	$0.37	$(1.33)
Goodwill amortization, net of tax effect	1.08	1.07	0.52

Basic as adjusted to exclude goodwill amortization	$1.09	$1.44	$(0.81)

Diluted as reported	$0.01	$0.36	$(1.33)
Goodwill amortization, net of tax effect	1.05	1.00	0.52

Diluted as adjusted to exclude goodwill amortization	$1.06	$1.36	$(0.81)

EPS:

Basic as reported	$(0.07)	$0.30	$(1.69)
Goodwill amortization, net of tax effect	1.08	1.07	0.52

Basic as adjusted to exclude goodwill amortization	$1.01	$1.37	$(1.17)

Diluted as reported	$(0.07)	$0.29	$(1.69)
Goodwill amortization, net of tax effect	1.05	1.02	0.52

Diluted as adjusted to exclude goodwill amortization	$0.98	$1.31	$(1.17)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the activity and balances related to goodwill for the six months ended June 30, 2002 (in thousands, unaudited):

	Goodwill, net

	Balance as of				Balance as of
	December 31, 2001	Acquisitions	Divestitures	Adjustments(1)	June 30, 2002

Western Area	$1,423,579	$7,054	$—	$(8,310)	$1,422,323

Central Area	1,900,227	—	—	(142)	1,900,085

Eastern Area	2,449,308	342	—	1,444	2,451,094

Southern Area	2,783,763	1,619	—	3,417	2,788,799

Total	$8,556,877	$9,015	$—	$(3,591)	$8,562,301

(1)	Amounts primarily relate to purchase accounting adjustments during the allocation period.

In addition, we have other amortizable intangible assets that consist primarily of the following at June 30, 2002 (in thousands, unaudited):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Non-compete agreements	$17,638	$(9,970)	$7,668

Other	2,559	(269)	2,290

Total	$20,197	$(10,239)	$9,958

Amortization expense for the three and six months ended June 30, 2002 was $0.7 million and $1.5 million, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Property and Equipment

The following tables show the activity and balances related to property and equipment from December 31, 2000 through June 30, 2002 (in thousands, unaudited):

	Property and Equipment

	Balance at			Acquisitions,
	December 31,	Capital	Sales and	Net of	Transfers and	Balance at
	2001	Additions	Retirements	Divestitures	Other (1)	June 30, 2002

Land and improvements	$432,875	$9,397	$(3,538)	$—	$6,823	$445,557

Land held for permitting as

landfills	131,445	4,293	(216)	—	(20,583)	114,939

Landfills	2,269,407	89,633	—	—	36,542	2,395,582

Buildings and improvements	443,149	10,577	(5,438)	—	(2,016)	446,272

Vehicles and equipment	1,563,394	193,211	(17,468)	3,596	1,794	1,744,527

Containers and compactors	731,186	40,836	(3,400)	2,378	(578)	770,422

Furniture and office equipment	42,232	1,731	(1,037)	—	289	43,215

Total	$5,613,688	$349,678	$(31,097)	$5,974	$22,271	$5,960,514

	Accumulated Depreciation and Amortization

	Balance at			Acquisitions,
	December 31,	Depreciation	Sales and	Net of	Transfers and	Balance at
	2001	Expense	Retirements	Divestitures	Other (1)	June 30, 2002

Land and improvements	$(13,703)	$(2,220)	$162	$—	$(74)	$(15,835)

Landfills	(494,878)	(80,183)	—	—	(504)	(575,565)

Buildings and improvements	(70,862)	(10,502)	1,743	—	(586)	(80,207)

Vehicles and equipment	(683,566)	(101,621)	12,946	38	5,551	(766,652)

Containers and compactors	(315,629)	(46,343)	3,307	48	(312)	(358,929)

Furniture and office equipment	(24,164)	(2,905)	1,029	—	(154)	(26,194)

Total	$(1,602,802)	$(243,774)	$19,187	$86	$3,921	$(1,823,382)

Property and equipment, net	$4,010,886	$105,904	$(11,910)	$6,060	$26,192	$4,137,132

	Property and Equipment

	Balance at			Acquisitions,		Balance at
	December 31,	Capital	Sales and	Net of	Transfers and	December 31,
	2000	Additions	Retirements	Divestitures	Other (1)	2001

Land and improvements	$406,700	$11,500	$(16,700)	$22,473	$8,902	$432,875

Land held for permitting as

landfills	127,778	—	—	—	3,667	131,445

Landfills	1,997,733	181,932	—	8,537	81,205	2,269,407

Buildings and improvements	444,348	24,376	(9,660)	(2,466)	(13,449)	443,149

Vehicles and equipment	1,411,068	217,394	(35,743)	(6,254)	(23,071)	1,563,394

Containers and compactors	672,175	55,935	(5,676)	15,359	(6,607)	731,186

Furniture and office equipment	39,578	9,775	(764)	(251)	(6,106)	42,232

Total	$5,099,380	$500,912	$(68,543)	$37,398	$44,541	$5,613,688

	Accumulated Depreciation and Amortization

	Balance at			Acquisitions,		Balance at
	December 31,	Depreciation	Sales and	Net of	Transfers and	December 31,
	2000	Expense	Retirements	Divestitures	Other (1)	2001

Land and improvements	$(10,372)	$(4,107)	$215	$—	$561	$(13,703)

Landfills	(348,725)	(149,177)	—	—	3,024	(494,878)

Buildings and improvements	(56,285)	(19,469)	12,220	671	(7,999)	(70,862)

Vehicles and equipment	(571,736)	(195,772)	33,089	12,196	38,657	(683,566)

Containers and compactors	(231,405)	(89,510)	5,445	1,065	(1,224)	(315,629)

Furniture and office equipment	(20,319)	(4,598)	557	196	—	(24,164)

Total	$(1,238,842)	$(462,633)	$51,526	$14,128	$33,019	$(1,602,802)

Property and equipment, net	$3,860,538	$38,279	$(17,017)	$51,526	$77,560	$4,010,886

(1)	Relates primarily to (i) amounts transferred between land held for permitting as landfills and landfills resulting from classifying additional disposal capacity as deemed permitted, (ii) capitalized interest and (iii) purchase accounting adjustments during the allocation period.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Investments in Unconsolidated Subsidiaries

On April 30, 2001, we modified our ownership structure of four Ref-Fuel facilities to give American Ref-Fuel Company LLC operational control and we retained a minority interest. At December 31, 2001, our equity investment in these entities was approximately $180 million, which was included in other assets, net on the Consolidated Balance Sheets. In connection with the modification of the ownership structure, we had an option to exchange our minority interest in the four Ref-Fuel facilities for the 99% interest in our equipment purchasing subsidiaries owned by subsidiaries of American Ref-Fuel Company LLC. At December 31, 2001, the minority interest that represented the outside ownership interests in our equipment purchasing subsidiaries was approximately $180 million, which was included in other long-term obligations on the Consolidated Balance Sheets. We exercised the exchange option and completed the exchange on April 30, 2002. As of June 30, 2002, we no longer have any interest in the Ref-Fuel facilities and we own 100% of the equipment purchasing subsidiaries.

The assets, liabilities and operations of the equipment purchasing subsidiaries have been and continue to be fully consolidated. During the year ended 2001, we reported approximately $23.2 million in revenues, $3.5 million in operating income and $14.1 million of equity earnings from American Ref-Fuel.

4. Landfill Accounting

We have a network of 167 owned or operated active landfills with a net book value of approximately $1.8 billion at June 30, 2002. The landfills have operating lives ranging from 1 to over 150 years based on available capacity using current annual volumes. The average life of our landfills approximates 40 years. We use a life-cycle accounting method for landfills and the related closure and post-closure liabilities. This method applies the costs associated with acquiring, developing, closing and monitoring the landfills over the associated landfill disposal capacity and associated consumption. On an annual basis, we update the development cost estimates (which include the costs to develop the site as well as the individual cell construction costs), closure and post-closure cost estimates and future disposal capacity estimates for each landfill. The cost estimates are prepared by local company and third-party engineers based on the applicable local, state and federal regulations and site specific permit requirements. Future disposal capacity estimates are updated using aerial surveys of each landfill to estimate utilized disposal capacity and remaining disposal capacity. These cost and capacity estimates are reviewed and approved by senior operations management annually.

Landfill assets —

We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the costs associated with acquiring, permitting and developing the entire landfill by the total remaining disposal capacity of that landfill. The resulting per unit amortization rate is applied to each ton of waste disposed at the landfill and is recorded as expense for that period. We expensed approximately $80.2 million and $73.1 million, or an average of $2.30 per ton and $2.11 per ton consumed, related to landfill amortization during the six months ended June 30, 2002 and 2001, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, engineering and legal fees, and capitalized interest. Estimated total future development costs for our 167 active landfills is approximately $3.2 billion as of December 31, 2001, excluding capitalized interest, and we expect that this amount will be spent over the remaining operating lives of the landfills. We have available disposal capacity of approximately 2.54 billion tons, or 3.17 billion cubic yards as of December 31, 2001. We classify this total disposal capacity as either permitted (having received the final permit from the governing authorities) or deemed permitted. Our internal requirements to classify disposal capacity as deemed permitted are as follows:

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

We charged approximately $35.3 million and $33.4 million related to per unit closure and post-closure expense and periodic accretion during the six months ended June 30, 2002 and 2001, respectively. Changes in estimates of costs or disposal capacity are treated on a prospective basis for active landfills and are recorded immediately for closed landfills.

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

The ultimate amounts for environmental liabilities cannot be precisely determined and estimates of such liabilities made by us, after consultation with our independent environmental engineers, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessment to date, the recorded liabilities will be periodically evaluated, as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded undiscounted liability for environmental matters as of June 30, 2002 and December 31, 2001 of approximately $379.4 million and $395.4 million, respectively, represents the most probable outcome of these contingent matters. We expect costs included in our reserves to be disbursed over the next 30 years. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, proceeds are recorded as an offset to environmental expense in operating income. There were no significant recovery receivables outstanding as of June 30, 2002. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding closure and post-closure could result in approximately $20 million of additional liability.

The following table shows the activity and balances related to environmental accruals and for closure and post-closure accruals related to open and closed landfills from December 31, 2001 through June 30, 2002 (in thousands, unaudited):

	Balance at	Charges to	Other		Balance at
	12/31/01	Expense	Changes(1)	Payments	6/30/02

Environmental costs	$395,392	$—	$(1,750)	$(14,229)	$379,413

Open landfills closure and post-closure costs	343,739	28,353	(498)	(7,918)	363,676

Closed landfills closure and post-closure costs	265,760	6,979	(2,277)	(11,852)	258,610

(1)	Amounts consist primarily of changes to estimates of costs for landfill liabilities.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Long-term Debt

Long-term debt at June 30, 2002 and December 31, 2001 consists of the following (in thousands):

	June 30,	December 31,
	2002	2001

	(unaudited)
Revolving credit facility, weighted average rate of 5.77%	$—	$—

Tranche A term loan facility, effective rate of 9.01% and 9.48%, respectively	1,086,656	1,157,785

Tranche B term loan facility, effective rate of 8.20% and 9.37%, respectively	810,937	864,018

Tranche C term loan facility, effective rate of 9.89% and 9.94%, respectively	973,125	1,036,822

Senior subordinated notes, interest at 10.00%, effective rate of 10.18%	2,006,001	2,006,425

Senior notes, interest at 7.88%, effective rate of 8.14%	873,877	873,812

Senior notes, interest at 7.63%, effective rate of 7.98%	600,000	600,000

Senior notes, interest at 7.38%, effective rate of 7.89%	224,884	224,850

Senior notes, interest at 8.88%, effective rate of 9.16%	600,000	600,000

Senior notes, interest at 8.50%, effective rate of 8.77%	750,000	750,000

Debentures, interest at 7.40%, effective rate of 10.19%	284,172	283,031

Senior notes, interest at 6.10%, effective rate of 8.40%	154,768	153,010

Senior notes, interest at 6.38%, effective rate of 9.36%	143,641	142,059

Debentures, interest at 9.25%, effective rate of 9.90%	95,281	95,169

Senior notes, interest at 7.88%, effective rate of 8.99%	67,813	67,502

Solid waste revenue bond obligations, weighted average rate of 5.09%

and 5.40%, weighted average effective rate of 6.09% and 7.06%, respectively	312,908	313,831

2001 subsidiaries line of credit, effective rate of 8.70% and 8.72%, respectively	246,663	65,925

Notes payable to banks, finance companies, individuals and others, and

obligations under capital leases, interest rates of 0.5% to 13.25%	19,820	25,394

	9,250,546	9,259,633

Less: Current portion	211,152	22,130

	$9,039,394	$9,237,503

The effective rate includes our interest cost incurred, the effect of interest rate swap contracts, amortization of deferred debt issuance cost and the amortization or accretion of discounts or premiums.

At June 30, 2002, we have approximately $701 million available on the $1.291 billion Revolving Credit Facility. The Revolving Credit Facility is also used to support the issuance of letters of credit. At June 30, 2002 we had approximately $590 million of letters of credit outstanding.

The 2001 Senior Notes, 1999 Credit Facility, 1998 Senior Notes and $850 million of senior notes assumed from BFI are secured by substantially all of the subsidiaries of our wholly owned subsidiary, BFI. As of June 30, 2002, the book value of the assets of the BFI subsidiaries that serve as collateral was approximately $9.0 billion, which represents approximately 63% of our consolidated total assets.

In August 2002, we repaid the 2001 subsidiaries line of credit prior to its maturity. In connection with the repayment, we recorded an expense of approximately $7.7 million ($4.6 million, net of tax) for the write-off of deferred issuance costs and $3.2 million ($1.9 million, net of tax) for a prepayment penalty. The 2001 subsidiaries line of credit was repaid with cash from operations and the Revolving Credit Facility.

Our ability to pay dividends on preferred and common stock is most significantly limited by the 1999 Credit Facility, which specifies that in order to pay cash dividends, the ratio of Total Debt/EBITDA(1), as defined, must be less than 4:1. At June 30, 2002, that ratio was 5.16:1, prohibiting the payment of dividends.

(1) EBITDA is defined as earnings before interest, taxes, depreciation and amortization.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are subject only to the following financial covenants:

	December 31,

	2002	2003	2004	2005

Total Debt/EBITDA	5.75x	5.25x	4.50x	4.25x

EBITDA/Interest	2.00x	2.25x	2.50x	2.75x

At June 30, 2002, we were in compliance with all financial covenants. At June 30, 2002, Total Debt/EBITDA ratio, as defined by the 1999 Credit Facility, was 5.16:1 and our EBITDA/Interest ratio was 2.17:1. We are not subject to any minimum net worth covenants.

6. Derivative Instruments and Hedging Activities

Our interest rate swap portfolio continues to fix a significant portion of our variable rate interest payment obligation, protecting us from cash flow variations arising from changes in short term interest rates. We believe this is prudent given our capital structure. At June 30, 2002, the notional value of our interest rate swap contracts was $2.550 billion with a weighted average of 20 months to maturity. These contracts expire as follows: 4% during the remainder of 2002, 31% during 2003, 55% during 2004, and 10% during 2005. Our 1999 Credit Facility required that 50% of our outstanding credit facility remain hedged through July 2002, and our company policy is that at least 75% of our total debt must be effectively fixed, either directly or through interest rate swap contracts. At June 30, 2002, approximately 93% of our debt was effectively fixed, 65% directly, and 28% through interest rate swap contracts.

Significant portions of the 1999 Credit Facility expire in July 2005. Before its expiration, we intend to re-finance the 1999 Credit Facility. Due to events in the second half of 2001 that impacted the capital markets, we believed at December 31, 2001 and continue to believe that the size of a new credit facility will be smaller than originally anticipated. We believe that by the time we refinance the 1999 Credit Facility, we will reduce its size by about $1.5 billion. The alternatives available to us to allow this reduction include, cash flow from operating activities, possible asset sales in excess of acquisitions and potential capital market transactions. Capital market transactions could involve either new equity capital for our Company or refinancing short-term maturities for longer-term term maturities or some combination of both. The alternatives are subject to ongoing analysis and are dependent on a favorable economic environment. The exact size, combination or timing of these events has not yet been determined, and we cannot assume that we will be able to secure a refinancing on terms we regard as favorable, or at all.

These events and their timing have been considered with respect to our interest rate swap contract expirations. The updated business and financing plan, which is based on new circumstances not anticipated at the time we entered into the interest rate swap contracts, contemplates the possibility of refinancing or prepaying variable rate debt before the expiration of some interest rate swap contracts. The possibility of these events occurring decreases the likelihood of our prior assertions that it was probable that the debt would be outstanding for the duration of all interest rate swap contracts.

Thus, in December 2001, we began contemplating the possibility of refinancing or prepaying our variable rate debt before the expiration of some interest rate swap contracts. On December 31, 2001, we de-designated $1.5 billion of notional amount interest rate swap contracts due to the possibility that future interest rate payments on the underlying variable rate debt may cease prior to the expiration of the related interest rate swap contracts. We believe that our December 31, 2001 de-designation still reflects current market conditions.

In determining the amount to de-designate, we considered various business scenarios. Sensitivity analysis was performed to identify the impact of various alternatives. We then identified only those interest rate swap contracts where we could affirm, based on new and current circumstances, that future interest payments were highly probable. We left those as designated hedge accounting transactions, and de-designated the rest. Until the underlying variable rate debt is paid, the de-designated interest rate swap contracts are expected to remain in force. These analyses and results were reviewed and approved by senior management and the Board of Directors.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2002, a liability of $121.9 million is included in the Consolidated Balance Sheets in other long-term obligations reflecting the fair market value of our entire interest rate swap portfolio on that date. The liability will fluctuate with market interest rates but will reduce to zero over the terms of each of our interest rate swap contracts. Approximately $21.5 million of the liability at June 30, 2002 relates to contracts maturing within 12 months. Fair value variations over the life of the interest rate swap contracts arise from changes in interest rates and the time value of money.

Designated interest rate swap contracts —

Our designated cash flow interest rate swap contracts are effective as hedges of our variable rate debt. We assume 100% effectiveness in our interest rate hedges, as the notional amounts, indices, repricing dates, and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged. Changes in fair value of our interest rate swap contracts are reflected in Accumulated Other Comprehensive Income (AOCI). At June 30, 2002, approximately $57.9 million ($35.1 million, net of tax) is included in AOCI.

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

De-designated interest rate swap contracts —

Settlement payments and periodic changes in market values of our de-designated interest rate swap contracts are recorded as a gain or loss on derivative contracts included in interest expense and other in our statement of operations. We recorded $(15.5) million and $1.3 million, of net gain or (loss) related to changes in market values and $14.6 million and $29.0 million of settlement costs during the three and six months ended June 30, 2002, respectively. When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in AOCI at the time of de-designation are isolated and amortized over the remaining original contract term. For contracts de-designated, the total amount of loss in AOCI at December 31, 2001 was approximately $65 million ($40 million, net of tax), and $47.5 million ($28.7 million, net of tax) remains in AOCI at June 30, 2002. For the three and six months ended June 30, 2002, we recorded $8.9 million and $17.7 million, respectively, of amortization expense related to the accumulated losses in AOCI for interest rate swap contracts that were de-designated at December 31, 2001. The amortization expense is recorded in interest expense. There were no de-designated interest rate swap contracts prior to December 31, 2001.

7. Comprehensive Income (Loss)

The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholders’ equity are shown as follows (in thousands):

	June 30,	December 31,
	2002	2001

	(unaudited)
Interest rate swap contracts designated, unrealized loss, net	$(35,053)	$(45,668)

Interest rate swap contracts de-designated, unrealized loss, net	(28,744)	(39,452)

Accumulated other comprehensive loss	$(63,797)	$(85,120)

The components of total comprehensive income (loss) are shown as follows (in thousands, unaudited):

	Six Months Ended June 30,		Three Months Ended June 30,

	2002	2001	2002	2001

Net income	$104,325	$34,707	$53,207	$53,158

Other comprehensive income (loss):

Designated interest rate swap contracts unrealized gain

(loss), net of tax effect of $3,500, $(56,340), $(3,728) and $(5,554)	5,362	(86,293)	(5,710)	(8,506)

Reclassification to earnings for interest rate swap contracts	50,383	18,533	25,869	12,413

Total comprehensive income (loss)	$160,070	$(33,053)	$73,366	$57,065

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Net Income Per Common Share

Net income per common share is calculated by dividing net income, less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share data, unaudited):

	Six Months Ended June 30,		Three Months Ended June 30,

	2002	2001	2002	2001

Basic earnings per share computation:

Income before extraordinary loss	$104,325	$44,160	$53,207	$53,158

Less: dividends on preferred stock	37,992	35,620	19,252	18,050

Income available to common shareholders before

extraordinary loss	$66,333	$8,540	$33,955	$35,108

Weighted average common shares outstanding	189,995	189,350	190,243	189,495

Basic earnings per share before extraordinary loss	$0.35	$0.05	$0.18	$0.19

Diluted earnings per share computation:

Income before extraordinary loss	$104,325	$44,160	$53,207	$53,158

Less: dividends on preferred stock	37,992	35,620	19,252	18,050

Income available to common shareholders before

extraordinary loss	$66,333	$8,540	$33,955	$35,108

Weighted average common shares outstanding	189,995	189,350	190,243	189,495

Dilutive effect of stock, stock options, warrants and

contingently issuable shares	3,851	5,927	3,671	6,175

Weighted average common and common equivalent

shares outstanding	193,846	195,277	193,914	195,670

Diluted earnings per share before extraordinary loss	$0.34	$0.04	$0.18	$0.18

Conversion has not been assumed for the Preferred Stock into 66,005, 61,883, 67,057 and 62,870 common shares and stock options of 10,762, 2,738, 11,084 and 2,902 for the six months and three months ended June 30, 2002 and 2001, respectively, as the effects would not be dilutive.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and reasonably estimable. We expect that matters in process at June 30, 2002, which have not been accrued in the Consolidated Balance Sheets, will not have a material adverse effect on our consolidated liquidity, financial position or results from operations.

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

We have entered into employment agreements with certain of our executive officers for periods up to three years. Under these agreements, in some circumstances, the Company may be obligated to pay an amount equal to the largest annual bonus paid to the employee for any of the last three years preceding the date of termination and to continue making base salary payments through the term of the agreement. Additionally, under certain circumstances, including a change in control, as defined in the employment agreements, we have agreed to pay severance amounts equal to a multiple of defined compensation. If a termination occurs in conjunction with a change in control, as defined in the employment agreements, the Company is obligated to pay an additional amount equal to two times the sum of the employee’s base salary on the date of termination and the bonus paid to the employee for the previous year.

We carry a broad range of insurance coverage and partially self-insure for protection of our assets and operations from certain risks, including environmental impairment liability insurance for certain landfills.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. These financial assurance requirements are satisfied by our providing performance bonds, letters of credit, insurance policies or trust deposits to secure our obligations as they relate to landfill closure and post-closure costs and performance under certain collection, landfill and transfer station contracts. At June 30, 2002, we had outstanding approximately $1.6 billion in financial assurance instruments relating to our landfill operations, represented by $391.4 million of surety bonds, $1.0 billion of insurance policies, $48.9 million of trust deposits and $127.3 million of letters of credit. During 2002, we expect no material increase in financial assurance obligations relating to our landfill operations and collection contracts although the mix of financial assurance instruments may change in the future. In addition, we have issued approximately $462.6 million of letters of credit for other general business purposes. We also have approximately $581.0 million in operational performance bonds with various municipalities and approximately $69.1 million of financial guarantee bonds for self-insurance.

These financial instruments are issued in the normal course of business and are not reflected in the accompanying Consolidated Balance Sheets. The underlying obligations of the financial instruments are valued based on the likelihood of performance being required. We do not expect any material losses to result from these off balance sheet instruments based on historical results.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2001, we are currently under examination by various state and federal taxing authorities for certain tax years. A federal audit for the years ended December 31, 1998 and 1999, as well as BFI tax years ended September 30, 1996 through July 30, 1999 is ongoing. Also, in the Annual Report, we disclosed the possibility that the IRS could seek to disallow some or all of a capital loss included in BFI’s July 30, 1999 tax return and indicated that such a disallowance could have a tax effect of up to $360 million.

During the second quarter of 2002, we received notification from the IRS disallowing all of the capital loss referred to above. If such disallowance were ultimately fully sustained, we now estimate we could owe additional federal and state income tax of up to $310 million and accrued interest through June 30, 2002 of approximately $35 million. We also received a notification from the IRS assessing a penalty of between 20% and 40% of the additional income tax resulting from the disallowance.

We continue to believe our position is well supported and we will vigorously contest the disallowance. Because of several meritorious defenses, we believe the successful assertion of penalties is remote. It is likely and anticipated that the resolution of this matter will entail efforts including administrative appeals and litigation extending over several years. An unfavorable result could require future cash expenditures but should have minimal, if any, impact on our consolidated results of operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Segment Reporting

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

As of January 1, 2002, we expanded our existing infrastructure by increasing the number of areas, regions and districts. As a result of the change in our infrastructure, we manage our operations through four geographic operating and reporting segments: Eastern, Southern, Central and Western. Each area is responsible for managing several vertically integrated operations which are comprised of three regions. Results by segment have been restated for previous periods to reflect this change. The tables below reflect certain geographic information relating to our operations for the six and three months ended June 30, 2002 and 2001 (in thousands, unaudited):

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001

			EBITDA			EBITDA
	Revenues		before	Revenues		before
	from external	Intersegment	non-recurring	from external	Intersegment	non-recurring
	customers	revenues	charges	customers	revenues	charges

Eastern	$767,615	$178,192	$219,072	$814,102	$193,693	$255,221

Southern	667,906	133,957	232,708	688,204	118,982	280,971

Central	686,389	163,600	254,500	685,625	157,248	271,696

Western	581,936	107,915	201,326	563,472	109,945	216,985

Other(1)	13,749	—	(55,473)	15,300	—	(40,426)

Total	$2,717,595	$583,664	$852,133	$2,766,703	$579,868	$984,447

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001

			EBITDA			EBITDA
	Revenues		before	Revenues		before
	from external	Intersegment	non-recurring	from external	Intersegment	non-recurring
	customers	revenues	charges	customers	revenues	charges

Eastern	$400,245	$93,963	$115,434	$415,515	$102,226	$131,578

Southern	336,466	69,690	117,064	347,453	60,537	142,850

Central	359,331	87,708	133,493	353,845	82,286	144,824

Western	298,899	57,849	104,143	288,810	54,673	111,505

Other(1)	6,979	—	(22,142)	7,242	—	(17,639)

Total	$1,401,920	$309,210	$447,992	$1,412,865	$299,722	$513,118

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on an area basis.

Reconciliation of reportable segment primary financial measure to operating income (in thousands, unaudited):

	Six Months Ended June 30,		Three Months Ended June 30,

	2002	2001	2002	2001

Income before taxes:

Total EBITDA before acquisition related and unusual costs for reportable segments	$852,133	$984,447	$447,992	$513,118

Depreciation and amortization for reportable segments	245,524	341,662	125,866	171,489

Acquisition related and unusual costs	—	12,747	—	7,249

Non-cash loss on asset sale	—	107,011	—	—

Equity in earnings of unconsolidated affiliates	—	(14,072)	—	(4,967)

Interest expense and other	427,227	430,640	230,005	213,895

Income before taxes	$179,382	$106,459	$92,121	$125,452

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts and percentages of our total revenue attributable to services provided (in thousands, except percentages, unaudited):

	Six Months Ended June 30,				Three Months Ended June 30,

	2002		2001		2002		2001

Collection	$2,075,066	62.9%	$2,089,463	62.5%	$1,056,350	61.7%	$1,059,198	61.9%

Disposal(1)	1,027,473	31.1	1,033,249	30.9	546,326	31.9	548,733	32.0

Recycling	115,076	3.5	122,027	3.6	66,465	3.9	58,211	3.4

Other	83,644	2.5	101,832	3.0	41,989	2.5	46,445	2.7

	3,301,259	100.0%	3,346,571	100.0%	1,711,130	100.0%	1,712,587	100.0%

Intercompany	(583,664)		(579,868)		(309,210)		(299,722)

Reported revenues	$2,717,595		$2,766,703		$1,401,920		$1,412,865

(1) Transfer revenues are included in disposal.

11. Condensed Consolidating Financial Statements of Allied Waste Industries, Inc.

The 1998 Senior Notes, 1999 Notes and the 2001 Senior Notes issued by Allied NA (our wholly owned subsidiary) are guaranteed by us. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. All of the debt issuances discussed above have the same issuer, guarantor and non-guarantors. Presented below are Condensed Consolidating Balance Sheets as of June 30, 2002 and December 31, 2001, Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2002 and 2001 and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2002 and 2001 of Allied Waste Industries, Inc. (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors):

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands, unaudited)

	June 30, 2002

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

ASSETS

Current Assets —

Cash and cash equivalents	$146	$3,098	$153,358	$3,507	$—	$160,109

Accounts receivable, net	—	—	736,709	9,768	—	746,477

Prepaid and other current assets	—	—	18,133	90,271	—	108,404

Deferred income taxes, net	—	—	146,179	4,184	—	150,363

Total current assets	146	3,098	1,054,379	107,730	—	1,165,353

Property and equipment, net	—	—	4,115,421	21,711	—	4,137,132

Goodwill, net	—	—	8,489,887	72,414	—	8,562,301

Investment in subsidiaries	3,192,129	4,580,122	—	—	(7,772,251)	—

Other assets, net	—	150,430	202,255	25,436	—	378,121

Total assets	$3,192,275	$4,733,650	$13,861,942	$227,291	$(7,772,251)	$14,242,907

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities —

Current portion of long-term debt	$—	$—	$211,152	$—	$—	$211,152

Accounts payable	—	—	383,038	3,809	—	386,847

Accrued closure, post-closure and environmental costs	—	—	127,144	—	—	127,144

Accrued interest	—	158,871	29,749	—	—	188,620

Other accrued liabilities	45,223	—	185,046	126,212	—	356,481

Unearned revenue	—	—	239,936	2,109	—	242,045

Total current liabilities	45,223	158,871	1,176,065	132,130	—	1,512,289

Long-term debt, less current portion	—	7,925,480	1,113,914	—	—	9,039,394

Deferred income taxes	—	—	504,471	31	—	504,502

Accrued closure, post-closure and environmental costs	—	—	871,906	2,649	—	874,555

Due to/(from) parent	1,183,280	(6,579,333)	5,478,077	(82,024)	—	—

Other long-term obligations	14,565	121,895	290,002	295	—	426,757

Commitments and contingencies

Series A Senior Convertible Preferred Stock	1,207,029	—	—	—	—	1,207,029

Stockholders’ Equity	742,178	3,106,737	4,427,507	174,210	(7,772,251)	678,381

Total liabilities and stockholders’ equity	$3,192,275	$4,733,650	$13,861,942	$227,291	$(7,772,251)	$14,242,907

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands)

	December 31, 2001

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

ASSETS

Current Assets —

Cash and cash equivalents	$149	$8,851	$115,726	$34,115	$—	$158,841

Accounts receivable, net	—	—	734,267	17,149	—	751,416

Prepaid and other current assets	—	—	90,686	41,340	—	132,026

Deferred income taxes, net	—	—	156,203	—	—	156,203

Total current assets	149	8,851	1,096,882	92,604	—	1,198,486

Property and equipment, net	—	—	3,776,651	234,235	—	4,010,886

Goodwill, net	—	—	8,484,468	72,409	—	8,556,877

Investment in subsidiaries	2,709,187	4,372,354	182,324	—	(7,081,541)	182,324

Other assets, net	—	165,320	182,229	50,971	—	398,520

Total assets	$2,709,336	$4,546,525	$13,722,554	$450,219	$(7,081,541)	$14,347,093

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities —

Current portion of long-term debt	$—	$—	$11,780	$10,350	$—	$22,130

Accounts payable	—	—	447,143	8,920	—	456,063

Accrued closure, post-closure and environmental costs	—	—	126,885	—	—	126,885

Accrued interest	—	165,601	27,271	—	—	192,872

Other accrued liabilities	30,723	—	293,022	79,071	—	402,816

Unearned revenue	—	—	230,359	2,410	—	232,769

Total current liabilities	30,723	165,601	1,136,460	100,751	—	1,433,535

Long-term debt, less current portion	—	8,113,711	1,068,217	55,575	—	9,237,503

Deferred income taxes	—	—	418,805	31	—	418,836

Accrued closure, post-closure and environmental costs	—	—	875,566	2,440	—	878,006

Due to/(from) parent	824,670	(6,414,670)	5,643,467	(53,467)	—	—

Other long-term obligations	14,000	—	609,905	485	—	624,390

Commitments and contingencies

Series A Senior Convertible Preferred Stock	1,169,044	—	—	—	—	1,169,044

Stockholders’ Equity	670,899	2,681,883	3,970,134	344,404	(7,081,541)	585,779

Total liabilities and stockholders’ equity	$2,709,336	$4,546,525	$13,722,554	$450,219	$(7,081,541)	$14,347,093

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands, unaudited)

	Six Months Ended June 30, 2002

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$2,598,988	$118,607	$—	$2,717,595

Cost of operations excluding acquisition related and unusual costs	—	—	1,548,955	75,063	—	1,624,018

Selling, general and administrative expenses excluding acquisition related and unusual costs	4,738	250	232,629	3,827	—	241,444

Depreciation and amortization	—	—	232,938	12,586	—	245,524

Operating (loss) income	(4,738)	(250)	584,466	27,131	—	606,609

Equity in earnings of subsidiaries	(82,916)	(299,191)	—	—	382,107	—

Interest expense and other	905	374,495	51,385	442	—	427,227

Intercompany interest expense (income)	(39,380)	(16,534)	55,294	620	—	—

Management fees	(2,500)	—	2,150	350	—	—

Income (loss) before income taxes	119,153	(59,020)	475,637	25,719	(382,107)	179,382

Income tax expense (benefit)	14,828	(141,493)	189,405	11,202	—	73,942

Minority interest	—	—	1,115	—	—	1,115

Net income (loss)	104,325	82,473	285,117	14,517	(382,107)	104,325

Dividends on preferred stock	37,992	—	—	—	—	37,992

Net income (loss)

available to common

shareholders	$66,333	$82,473	$285,117	$14,517	$(382,107)	$66,333

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands, unaudited)

	Six Months Ended June 30, 2001

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$2,761,577	$5,126	$—	$2,766,703

Cost of operations excluding acquisition related and unusual costs	—	—	1,579,564	1	—	1,579,565

Selling, general and administrative expenses excluding acquisition related and unusual costs	5,420		196,219	1,052	—	202,691

Depreciation and amortization	—	—	227,912	723	—	228,635

Goodwill amortization	—	—	113,027	—	—	113,027

Acquisition related and unusual costs	—	—	12,747	—	—	12,747

Non-cash loss on asset sale	—	—	107,011	—	—	107,011

Operating (loss) income	(5,420)	—	525,097	3,350	—	523,027

Equity in earnings on unconsolidated affiliates	—	—	(14,072)	—	—	(14,072)

Equity in earnings of subsidiaries	(13,143)	(239,468)	—	—	252,611	—

Interest expense and other	—	382,854	47,659	127	—	430,640

Intercompany interest expense (income)	(39,650)	(19,162)	58,785	27	—	—

Management fees	(2,500)	—	2,500	—	—	—

Income (loss) before income taxes	49,873	(124,224)	430,225	3,196	(252,611)	106,459

Income tax expense (benefit)	15,166	(143,659)	182,200	5,873	—	59,580

Minority interest	—	(3,161)	5,880	—	—	2,719

Income (loss) before extraordinary losses	34,707	22,596	242,145	(2,677)	(252,611)	44,160

Extraordinary loss, net of income tax benefit	—	9,453	—	—	—	9,453

Net income (loss)	34,707	13,143	242,145	(2,677)	(252,611)	34,707

Dividends on preferred stock	35,620	—	—	—	—	35,620

Net income (loss) available to common shareholders	$(913)	$13,143	$242,145	$(2,677)	$(252,611)	$(913)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands, unaudited)

	Three Months Ended June 30, 2002

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,348,238	$53,682	$—	$1,401,920

Cost of operations excluding acquisition related and unusual costs	—	—	796,821	37,787	—	834,608

Selling, general and administrative expenses excluding acquisition related and unusual costs	275	125	117,125	1,795	—	119,320

Depreciation and amortization	—	—	121,234	4,632	—	125,866

Operating (loss) income	(275)	(125)	313,058	9,468	—	322,126

Equity in earnings of subsidiaries	(41,210)	(158,767)	—	—	199,977	—

Interest expense and other	359	202,560	26,999	87	—	230,005

Intercompany interest expense (income)	(19,690)	(8,267)	27,666	291	—	—

Management fees	(1,250)	—	1,075	175	—	—

Income (loss) before income taxes	61,516	(35,651)	257,318	8,915	(199,977)	92,121

Income tax expense (benefit)	8,309	(76,795)	102,903	4,004	—	38,421

Minority interest	—	—	493	—	—	493

Net income (loss)	53,207	41,144	153,922	4,911	(199,977)	53,207

Dividends on preferred stock	19,252	—	—	—	—	19,252

Net income (loss) available to common shareholders	$33,955	$41,144	$153,922	$4,911	$(199,977)	$33,955

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands, unaudited)

	Three Months Ended June 30, 2001

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,408,218	$4,647	$—	$1,412,865

Cost of operations excluding acquisition related and unusual costs	—	—	799,500	1	—	799,501

Selling, general and administrative expenses excluding acquisition related and unusual costs	2,632	—	96,979	635	—	100,246

Depreciation and amortization	—	—	114,303	723	—	115,026

Goodwill amortization	—	—	56,463	—	—	56,463

Acquisition related and unusual costs	—	—	7,249	—	—	7,249

Operating (loss) income	(2,632)	—	333,724	3,288	—	334,380

Equity in earnings of unconsolidated affiliates	—	—	(4,967)	—	—	(4,967)

Equity in earnings of subsidiaries	(42,330)	(149,044)	—	—	191,374	—

Interest expense and other	—	191,169	22,599	127	—	213,895

Intercompany interest expense (income)	(19,825)	(4,987)	26,276	(1,464)	—	—

Management fees	(1,250)	—	1,250	—	—	—

Income (loss) before income taxes	60,773	(37,138)	288,566	4,625	(191,374)	125,452

Income tax expense (benefit)	7,615	(73,542)	136,748	501	—	71,322

Minority interest	—	(3,161)	4,133	—	—	972

Net income (loss)	53,158	39,565	147,685	4,124	(191,374)	53,158

Dividends on preferred stock	18,050	—	—	—	—	18,050

Net income (loss) available to common shareholders	$35,108	$39,565	$147,685	$4,124	$(191,374)	$35,108

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30, 2002

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash (used for) provided by operating activities	$(2,570)	$(226,675)	$572,062	$53,734	$—	$396,551

Investing activities —

Cost of acquisitions, net of cash acquired	—	—	(13,815)	—	—	(13,815)

Proceeds from divestitures, net of cash divested	—	—	79	—	—	79

Capital expenditures, excluding acquisitions	—	—	(152,832)	(196,846)	—	(349,678)

Capitalized interest	—	—	(12,349)	—	—	(12,349)

Proceeds from sale of fixed assets	—	—	14,165	1,368	—	15,533

Other investing activities	—	—	(22,441)	—	—	(22,441)

Cash used for investing activities	—	—	(187,193)	(195,478)	—	(382,671)

Financing activities —

Net proceeds from sale of common stock and exercise of stock options and warrants	2,567	—	—	—	—	2,567

Proceeds from long-term debt, net of issuance
Costs	—	304,890	(1,886)	192,700	—	495,704

Repayments of long-term debt	—	(492,797)	(6,123)	(11,963)	—	(510,883)

Intercompany and capital funding between issuer and subsidiary	—	408,829	(339,228)	(69,601)	—	—

Cash (used for) provided by financing activities	2,567	220,922	(347,237)	111,136	—	(12,612)

Increase (decrease) in cash and cash equivalents	(3)	(5,753)	37,632	(30,608)	—	1,268

Cash and cash equivalents, beginning of period	149	8,851	115,726	34,115	—	158,841

Cash and cash equivalents, end of period	$146	$3,098	$153,358	$3,507	$—	$160,109

	Six Months Ended June 30, 2001

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash (used for) provided by operating activities	$(6,022)	$(351,400)	$723,702	$6,459	$—	$372,739

Investing activities —
Cost of acquisitions, net of cash acquired	—	—	(109,785)	—	—	(109,785)

Proceeds from divestitures, net of cash divested	—	—	359,598	—	—	359,598

Capital expenditures, excluding acquisitions	—	—	(127,830)	(139,516)	—	(267,346)

Capitalized interest	—	—	(25,173)	—	—	(25,173)

Proceeds from sale of fixed assets	—	—	14,505	—	—	14,505

Other investing activities	—	—	(575)	1,233	—	658

Cash (used for) provided by investing activities	—	—	110,740	(138,283)	—	(27,543)

Financing activities —
Net proceeds from sale of common stock and exercise of stock options and warrants	5,248	—	—	—	—	5,248

Proceeds from long-term debt, net of issuance costs	—	1,304,500	(21,609)	25,000	—	1,307,891

Repayments of long-term debt	—	(1,636,000)	(7,922)	—	—	(1,643,922)

Intercompany between issuer and subsidiaries	—	684,275	(847,749)	163,474	—	—

Cash (used for) provided by financing activities	5,248	352,775	(877,280)	188,474	—	(330,783)

Increase (decrease) in cash and cash equivalents	(774)	1,375	(42,838)	56,650	—	14,413

Cash and cash equivalents, beginning of period	959	2,669	118,030	436	—	122,094

Cash and cash equivalents, end of period	$185	$4,044	$75,192	$57,086	$—	$136,507

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein.

Introduction

Allied Waste Industries Inc. (“Allied” or “we”), a Delaware corporation, is the second largest non-hazardous solid waste management company in the United States. We operate as a vertically integrated company providing collection, transfer, disposal and recycling services for approximately 10 million residential, commercial and industrial customers. We serve customers through a network of 342 collection companies, 169 transfer stations, 167 active landfills, and 65 recycling facilities within 39 states.

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

General

Our business strategy is to develop vertically integrated operations to internalize the waste we collect and thus realize higher margins from our operations. By disposing of waste at company-owned and/or operated landfills, we retain the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 66% of the waste we collect as measured by disposal volumes was disposed of at landfills we own and/or operate in the second quarter of 2002, which is comparable to the quarter ended June 30, 2001. In addition, transfer stations are an integral part of the disposal process. We locate our transfer stations in areas where our landfills are outside of the population centers in which we collect waste. Such waste is transferred to long-haul trailers or rail cars and transported to our landfills.

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

Revenues by Service Line (in thousands, except percentages):

	Six Months Ended June 30,

	2002		2001

Collection	$2,075,066	62.9%	$2,089,463	62.5%

Disposal(1)	1,027,473	31.1	1,033,249	30.9

Recycling	115,076	3.5	122,027	3.6

Other	83,644	2.5	101,832	3.0

	3,301,259	100.0%	3,346,571	100.0%

Intercompany	(583,664)		(579,868)

Reported revenues	$2,717,595		$2,766,703

(1) Transfer revenues are included in disposal.

Revenues by Area:

	Six Months Ended June 30,

	2002	2001

Eastern	28.2%	29.4%

Southern	24.6	24.9

Central	25.3	24.8

Western	21.4	20.4

Other(1)	0.5	0.5

Total revenues	100.0%	100.0%

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

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. The U.S. Securities and Exchange Commission (“SEC”) has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. These judgements and estimates often involve future events. Based on this definition, we have identified the critical accounting policies and judgments addressed under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2001. Below is an update of those judgments and estimates to include the evaluation of deferred contract costs associated with potential future revenue producing contracts and the evaluation of goodwill impairment as prescribed by SFAS 142, which was adopted on January 1, 2002. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from estimates under different assumptions or conditions.

Deferred Contract Costs —

Nature of Asset: We incur costs associated with business development projects and long-term revenue producing contracts. Certain costs incremental and directly related to these activities, such as legal, engineering, and third party consultant fees, are deferred and recognized as operating expense over the period of benefit. At June 30, 2002, we have invested approximately $24 million on development projects such as waste transfer sites and disposal contracts in anticipation of receiving long-term revenue producing contracts.

Evaluation of Realizability: If circumstances occur where we believe a project would not be consummated, the costs would be immediately expensed. At this time we believe that the on-going projects are viable and we are actively working towards finalization. However, resolving the details of the projects is dependent upon contractual, legislative, regulatory, and financing elements.

Residual Accounting Risk: There is risk that issues surrounding finalization of the contracts and obtaining permits may not be satisfactorily resolved to enable us to go forward with the projects. If future circumstances indicate that it is no longer prudent to continue to develop a project, or we determine it is no longer a viable project, we would recognize all accumulated deferred costs immediately as a charge to operating expense. There may be additional costs incurred between now and the time that any such determination is made.

Goodwill Impairment Evaluation —

Valuation Methodology: We evaluate goodwill for impairment based on fair value of each reporting unit.

Evaluation Criteria: SFAS 142 requires an annual assessment of goodwill impairment to be completed by applying a fair value based test to each of our reporting units, which we have defined as our four reporting segments. In addition, we test goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. There have been no events during 2002 that would trigger such an evaluation. Examples of such events could include a significant adverse change in legal factors, liquidity or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a reporting segment or a significant portion of a reporting segment.

Recognition Criteria: We recognize an impairment for the difference between the net book value and the fair value of goodwill, if the net book value exceeds the fair value. We estimate the fair value of our reporting segments based on net cash flows discounted using a weighted-average cost of capital.

Residual Accounting Risk: If there are changes in events or circumstances, including lower than anticipated cash flows generated by our operations or determinations to divest of certain operations, goodwill could be impaired which would result in a non-cash charge to earnings. The estimated fair value could change as there are future changes in our capital structure, cost of debt, interest rates, ability to perform at levels that were forecasted, or our market capitalization. Since the cash flows and net book value vary by reporting segment, the degree of excess fair value also varies by reporting segment. Excess fair value is defined as the amount by which the estimated fair value exceeds the net book value.

In the past, we have incurred non-cash losses on sales of assets when we believed that re-deployment of the proceeds from the sale of such assets could improve operations and was economically beneficial. If such decisions are made in the future, we could incur additional non-cash losses on asset sales. Under SFAS 142 we evaluate goodwill impairment at our reporting segment level, which is an aggregate of several vertically integrated businesses with similar operational characteristics. There is a range of cash earnings from the businesses within the vertically integrated asset groups. A divestiture of any individual asset below the reporting segment level could result in a loss. At the time of a divestiture of an individual business unit within a reporting segment, goodwill is allocated to that business unit and a gain or loss on disposal is derived. Subsequently, the remaining goodwill in the reporting segment that the assets were divested from is re-allocated to the remaining operations and re-evaluated for realizability, which could result in additional loss being recognized.

Results of Operations

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated (unaudited):

	Six Months Ended June 30,		Three Months Ended June 30,

	2002	2001	2002	2001

Statement of Operations Data:

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations excluding acquisition related and unusual costs	59.8	57.1	59.5	56.6

Selling, general and administrative expenses excluding acquisition related and unusual costs	8.9	7.3	8.5	7.1

Depreciation and amortization	9.0	8.3	9.0	8.1

Goodwill amortization	—	4.1	—	4.0

Acquisition related and unusual costs	—	0.4	—	0.5

Non-cash loss on asset sale	—	3.9	—	—

Operating income	22.3	18.9	23.0	23.7

Equity in earnings of unconsolidated affiliates	—	(0.5)	—	(0.3)

Interest expense and other	15.7	15.6	16.4	15.1

Income before income taxes	6.6	3.8	6.6	8.9

Income tax expense	2.8	2.1	2.8	5.0

Minority interest	—	0.1	—	0.1

Income before extraordinary loss, net of income tax benefit	3.8	1.6	3.8	3.8

Extraordinary loss, net of income tax benefit	—	0.3	—	—

Net income	3.8	1.3	3.8	3.8

Dividends on preferred stock	1.4	1.3	1.4	1.3

Net income available to common shareholders	2.4%	—%	2.4%	2.5%

Three and Six Months Ended June 30, 2002 and 2001

Results of operations for the quarter ended June 30, 2002 as compared to June 30, 2001 reflect a decline in revenues and earnings primarily attributable to pricing pressures driven by the continued economic slowdown. Economic pressures are preventing us from fully recovering increases in costs caused by normal inflation and the expanded field infrastructure.

Revenues. For the three months ended June 30, 2002 revenues were $1.402 billion compared to the same period in the prior year of $1.413 billion, a decrease of 0.8%. Decreases in per unit pricing of approximately 2.3% were partially offset by volume increases of 0.4%, increases in commodity revenue of 0.6% and a 0.5% increase attributable to net revenues from acquisitions. Commodity revenue increases are attributable to the rebound in average prices for old corrugated cardboard and other recyclables. Commodity volumes for second quarter 2002 were down by 2.4% compared to the same period in 2001.

For the six months ended June 30, 2002, revenues were $2.718 billion compared to $2.767 billion for the same period in 2001, a decrease of approximately 1.8%. The decrease in revenues reflects the effect of the weakening economy which slowed dramatically after the second quarter of 2001, resulting in year over year negative pricing of approximately 1.5% and slight volume decreases. Residential revenue increased reflecting inflation factor price increases in our long-term contracts, while roll-off and commercial revenues decreased due to these lines of business being more sensitive to economic slowdown.

Cost of Operations. For the three and six months ended June 30, 2002, cost of operations was $834.6 million and $1.62 billion compared to $799.5 million and $1.58 billion for the same periods last year, reflecting increases of 4.4% and 2.8%, respectively. For the three and six-month period, cost of sales as a percent of revenues increased by 2.9% and 2.7%, respectively. The increase is primarily attributable to inflationary increases in costs and increases in insurance costs in excess of inflation increases. Economic pricing pressures have prevented us from recovering these costs through increased unit prices to our customers.

Selling, General and Administrative Expenses. For the three and six months ended June 30, 2002, selling, general and administrative expenses was $119.3 million and $241.4 million compared to $100.2 million and $202.7 million for the same periods in 2001, an increase of 19.0% and 19.1%, respectively. Second quarter 2002 selling, general and administrative expenses were 8.5% of revenues compared to 7.1% for second quarter 2001. The increase is primarily due to costs associated with the field expansion, compensation increases and an increase in the allowance for doubtful accounts.

Depreciation and Amortization. Depreciation and amortization was $245.5 million for the six months ended June 30, 2002, compared to $228.6 million for the same period in 2001, an increase of 7.4%. For the three months ended June 30, 2002, depreciation and amortization was $125.9 million compared to $115.0 million in 2001, an increase of 9.4%. As a percentage of revenues, depreciation and amortization expense increased to 9.0% from 8.1% and to 9.0% from 8.3% for the three and six months ended June 30, 2002, respectively, compared to 2001. The increase in depreciation and amortization is primarily due to the increased capital expenditures year over year.

Goodwill Amortization. Effective January 1, 2002, we discontinued the amortization of our goodwill upon the adoption of SFAS 142. For the three months and six months ended June 30, 2001, goodwill amortization was $113.0 million and $56.5 million, respectively.

Acquisition Related and Unusual Costs. We no longer segregate acquisition related cost from our costs of ongoing operations on the face of the statement of operations, since we have substantially completed transition activities with respect to the BFI acquisition effective January 1, 2002.

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

Equity in Earnings of Unconsolidated Subsidiaries. On April 30, 2002, we completed the exchange of our minority interest in the four Ref-Fuel facilities for the 99% interest in our equipment purchasing subsidiaries owned by subsidiaries of American Ref-Fuel Company LLC. As of June 30, 2002, we no longer have any interest in the Ref-Fuel entities and we own 100% of the equipment purchasing subsidiaries. During 2001, we reported approximately $23.2 million in revenues, $3.5 million in operating income and $14.1 million of equity earnings from American Ref-Fuel.

Interest expense and other. Interest expense and other was $230.0 million and $213.9 million for the three months ended June 30, 2002 and 2001, respectively. Interest expense and other was $427.2 million and $430.6 million for the six months ended June 30, 2002 and 2001, respectively. Excluding the non-cash effect of accounting for de-designated interest rate swap contracts, the comparable interest expense for the three and six months ended June 30, 2002 was $205.7 and $410.8 million representing a decrease of 3.8% and 4.6%, respectively. The decrease is attributable primarily to the repayment of debt from our continued de-leveraging strategy.

Included in interest expense and other, during the three and six months ended June 30, 2002 is $8.9 million and $17.7 million, respectively, of amortization of amounts in accumulated other comprehensive income in stockholders’ equity and a loss of $15.5 million, and a gain of $1.3 million, respectively, related to the change in market value of the interest rate swap contracts that were de-designated December 31, 2001. Before de-designation, the changes in market value were recorded as a component of equity in accumulated other comprehensive income.

Income Taxes. Income taxes reflect an effective tax rate of 42% for the three and six months ended June 30, 2002 and 57% for the three and six months ended June 30, 2001. The effective tax rate has decreased due to the cessation of goodwill amortization, most of which was non-deductible for income tax purposes.

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

Dividends on Preferred Stock. Dividends on preferred stock were $19.3 million and $38.0 million for the three and six months ended June 30, 2002 compared to $18.1 million and $35.6 million for the same periods in 2001. The dividends on preferred stock reflect the 6.5% dividend on the liquidation preference of the preferred stock issued on July 30, 1999 in connection with the financing of the acquisition of BFI. Dividends were not paid in cash, instead, the liquidation preference of the preferred stock increased by accrued, but unpaid dividends.

Liquidity and Capital Resources

Our operational liquidity needs are met with operating cash flow. When non-operating liquidity needs arise, they are met, if not from remaining operating cash flow, with borrowings under our revolving credit facility. Cash provided by operations for the six months ended June 30, 2002 of $396.6 million, is after $46.9 million spent on non-recurring acquisition accruals. During the six months ended June 30, 2002, cash from operations of $396.6 million and proceeds from the sale of fixed assets of $15.5 million was used to fund $349.7 million of capital expenditures, $13.7 million of net market development activity, reduce debt by $9.1 million and fund $39.6 million of other non-operating net cash outflows. At June 30, 2002, the current portion of our outstanding debt was $211.2 million, of which $27.0 million is scheduled to be repaid during the remainder of 2002.

During the six months ended June 30, 2001, cash provided by operations was $372.7 million, capital expenditures were $267.3 million, other non-operating cash outflows were $32.5 million, the cash balance increased by $14.4 million, we generated cash from net market development activities of $249.8 million and debt was reduced by $308.3 million.

We have historically operated and we expect that we will continue to operate with a working capital deficit. We regularly use excess available cash from operating and non-operating activities to pay amounts owed on our revolving line of credit, which is classified as long-term debt. Additionally, this deficit is in part caused by the current portion of non-recurring acquisition accruals.

The following information on our 1999 Credit Facility is as of June 30, 2002 (in millions, except ratios):

Revolver Availability:

Capacity Commitment	$1,291.0

Less: Borrowings	—

Less: Letters of Credit outstanding	590.0

Total Availability	$701.0

Credit Facility Financial Covenants:

Debt / EBITDA(1)	5.16x

Covenant Maximum	5.75x

EBITDA in excess of covenant requirement	$157.0

EBITDA / Total Interest	2.17x

Covenant Minimum	2.00x

EBITDA in excess of covenant requirement	$131.1

(1) EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is not a measure of operating income, operating performance on liquidity under GAAP and may not be comparable to similarly titled measured reported by other companies.

The following information on our debt maturity schedule is as of June 30, 2002 (in millions):

Debt	2002	2003	2004	2005	2006	2007	Thereafter	Total

Revolving Credit Facility	$—	$—	$—	$—	$—	$—	$—	$—

Tranche A term loan	—	111.7	450.0	525.0	—	—	—	1,086.7

Tranche B term loan	—	—	—	—	810.9	—	—	810.9

Tranche C term loan	—	—	—	—	—	973.1	—	973.1

6.10% BFI Senior notes	—	156.7	—	—	—	—	—	156.7

7.375% Senior notes	—	—	225.0	—	—	—	—	225.0

7.875% BFI Senior notes	—	—	—	69.5	—	—	—	69.5

7.625% Senior notes	—	—	—	—	600.0	—	—	600.0

8.785% Senior notes due 2008	—	—	—	—	—	—	600.0	600.0

8.50% Senior notes due 2008	—	—	—	—	—	—	750.0	750.0

6.375% BFI Senior notes due 2008	—	—	—	—	—	—	161.2	161.2

7.875% Senior notes due 2009	—	—	—	—	—	—	875.0	875.0

10.00% Senior Sub Notes due 2009	—	—	—	—	—	—	2,000.0	2,000.0

9.25% BFI debentures due 2021	—	—	—	—	—	—	99.5	99.5

7.40% BFI debentures due 2035	—	—	—	—	—	—	360.0	360.0

Other Debt	27.0	45.5	43.4	53.8	114.5	—	299.5	583.7

Total principal due	$27.0	$313.9	$718.4	$648.3	$1,525.4	$973.1	$5,145.2	$9,351.3

Discount, net								(100.8)

Total debt balance								$9,250.5

Free cash flow available to repay debt in excess of the current year’s maturities will be ratably applied to future maturities of the 1999 Credit Facility. Consistent with our “Financing Plan” as disclosed in the 2001 Form 10-K, we anticipate refinancing the 1999 Credit Facility which consists of the Revolving Credit Facility, tranche A term loan, tranche B term loan and tranche C term loan by late 2003 or early 2004.

As discussed in our Annual Report on Form 10K for the year ended December 31, 2001, we are currently under examination by various state and federal taxing authorities for certain tax years. A federal audit for the years ended December 31, 1998 and 1999, as well as BFI tax years ended September 30, 1996 through July 30, 1999 is ongoing. Also, in the Annual Report, we disclosed the possibility that the IRS could seek to disallow some or all of a capital loss included in BFI’s July 30, 1999 tax return and indicated that such a disallowance could have a tax effect of up to $360 million.

During the second quarter of 2002, we received notification from the IRS disallowing all of the capital loss referred to above. If such disallowance were ultimately fully sustained, we now estimate we could owe additional federal and state income tax of up to $310 million and accrued interest through June 30, 2002 of approximately $35 million. We also received a notification from the IRS assessing a penalty of between 20% and 40% of the additional income tax resulting from the disallowance.

We continue to believe our position is well supported and we will vigorously contest the disallowance. Because of several meritorious defenses, we believe the successful assertion of penalties is remote. It is likely and anticipated that the resolution of this matter will entail efforts including administrative appeals and litigation extending over several years. An unfavorable result could require future cash expenditures but should have minimal, if any, impact on our consolidated results of operations.

We have included a discussion of our obligations and commitments, our finance plan and the effects of the finance plan on our interest rate swap portfolio accounting in our December 31, 2001 Form 10-K under Item 7 as updated in our Form 8-K dated July 31, 2002. There have not been significant changes in our business that would require an update to those disclosures during the six months ended June 30, 2002.

Recently Issued Accounting Pronouncements

See discussion in Footnote 1 of Notes to Consolidated Financial Statements included under Item 1 herein.

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

Important factors that could cause actual results to differ materially from our expectations are discussed in greater detail in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001 and elsewhere in this report. All subsequent written and oral Forward Looking Statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this discussion and such important factors described in our Annual Report on Form 10-K for the year ended December 31, 2001 that could cause actual results to differ from our expectations. Shareholders, potential investors and other readers are urged to consider these factors in evaluating Forward Looking Statements and are cautioned not to place undue reliance on Forward Looking Statements. The Forward-Looking Statements made herein are only made as of the date of this filing and we undertake no obligation to publicly update such Forward-Looking Statements to reflect subsequent events or circumstances.

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

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of stockholders of Allied Waste Industries, Inc. was held May 29, 2002.

(b)	Non applicable-(i) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; (ii) there was no solicitation in opposition to management’s nominees as listed in the proxy statement; and (iii) all such nominees were elected.

(c)	Matters voted upon at the annual meeting for which proxies were solicited pursuant to Regional 14 under the Securities Exchange Act of 1934 —

(1)	Election of directors as follows:

	Number of Votes for	Number of Votes Withheld

Thomas H. Van Weelden	235,533,335	2,570,713

Robert Agate	235,844,726	2,259,322

Leon D. Black	64,916,059*	—

Michael Gross	64,916,059*	—

Dennis Hendrix	235,845,026	2,259,022

J. Tomilson Hill	64,916,059*	—

Nolan Lehmann	235,845,026	2,259,022

Howard A. Lipson	64,916,059*	—

Roger A. Ramsey	235,533,335	2,570,713

Antony P. Ressler	64,916,059*	—

Warren B. Rudman	235,844,926	2,259,122

*	Voted by Preferred Stockholders only

(2)	The approval of the Sixth Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan:

Affirmative Vote	229,814,923

Against	5,970,033

Abstentions	2,319,092

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits —

10.1 *	Amendment to the Credit Facility dated as of April 23, 2002

99.1 *	Certification Pursuant to 18 U.S.C.§1350 of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer

99.2 *	Certification Pursuant to 18 U.S.C.§1350 of Thomas W. Ryan, Executive Vice President and Chief Financial Officer

         (b)  Reports on Form 8-K during the Quarter Ended June 30, 2002 —

April 11, 2002	Our current report on Form 8-K to review the selection of the Company’s independent public accountants.

April 30, 2002	Our current report on Form 8-K reports the financial results for the first quarter of 2002.

June 20, 2002	Our current report on Form 8-K to appoint PricewaterhouseCoopers LLP as our new independent auditors.

*	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED WASTE INDUSTRIES, INC.

By: /s/ THOMAS W. RYAN Thomas W. Ryan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By: /s/ JAMES E. GRAY James E. Gray Vice President, Controller and Chief Accounting Officer

Date: August 14, 2002

EXHIBIT INDEX

10.1 *	Amendment to the Credit Facility dated as of April 23, 2002

99.1 *	Certification Pursuant to 18 U.S.C.§1350 of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer

99.2 *	Certification Pursuant to 18 U.S.C.§1350 of Thomas W. Ryan, Executive Vice President and Chief Financial Officer

*	Filed herewith