Form 10-Q
period 2002-09-30
ALLIED WASTE INDUSTRIES INC
filed 2002-11-08
CIK 848865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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

Yes X	No

         Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding as of November 5, 2002

Common Stock	197,165,654

ALLIED WASTE INDUSTRIES, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2002	2001

	(unaudited)
ASSETS

Current Assets —

Cash and cash equivalents	$100,999	$158,841

Accounts receivable, net of allowance of $26,346 and $31,876	738,764	751,416

Prepaid and other current assets	108,567	132,026

Deferred income taxes, net	212,166	156,203

Total current assets	1,160,496	1,198,486

Property and equipment, net	4,095,488	4,010,886

Goodwill, net	8,570,613	8,556,877

Other assets, net	345,338	580,844

Total assets	$14,171,935	$14,347,093

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities —

Current portion of long-term debt	$266,509	$22,130

Accounts payable	395,264	456,063

Accrued closure, post-closure and environmental costs	127,231	126,885

Accrued interest	220,299	192,872

Other accrued liabilities	367,683	402,816

Unearned revenue	236,807	232,769

Total current liabilities	1,613,793	1,433,535

Long-term debt, less current portion	8,712,803	9,237,503

Deferred income taxes	606,330	418,836

Accrued closure, post-closure and environmental costs	867,206	878,006

Other long-term obligations	430,395	624,390

Commitments and contingencies

Series A senior convertible preferred stock, 1,000 shares authorized, issued and outstanding, liquidation preference of $1,227 and $1,169 per share	1,226,805	1,169,044

Stockholders’ Equity —

Common stock; $0.01 par value; 300,000 authorized shares; 196,563 and 196,236 shares issued and outstanding	1,966	1,962

Additional paid-in capital	1,003,522	1,055,353

Accumulated other comprehensive loss	(65,912)	(85,120)

Retained deficit	(224,973)	(386,416)

Total stockholders’ equity	714,603	585,779

Total liabilities and stockholders’ equity	$14,171,935	$14,347,093

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$4,146,781	$4,180,103	$1,429,186	$1,413,400

Cost of operations	2,476,088	2,394,890	852,070	807,839

Selling, general and administrative expenses	362,190	327,605	120,746	119,653

Depreciation and amortization	372,651	347,211	127,127	118,576

Goodwill amortization	—	169,744	—	56,717

Non-cash loss on asset sale	—	107,011	—	—

Operating income	935,852	833,642	329,243	310,615

Equity in earnings of unconsolidated affiliates	—	(14,072)	—	—

Interest expense and other	646,400	641,708	219,173	211,068

Income before income taxes	289,452	206,006	110,070	99,547

Income tax expense	119,725	140,326	45,783	80,746

Minority interest	1,747	3,228	632	509

Income before extraordinary loss	167,980	62,452	63,655	18,292

Extraordinary loss, net of income tax benefit	6,537	9,453	6,537	—

Net income	161,443	52,999	57,118	18,292

Dividends on preferred stock	57,771	54,164	19,779	18,544

Net income (loss) available to common shareholders	$103,672	$(1,165)	$37,339	$(252)

Basic EPS:

Income (loss) available to common shareholders before extraordinary loss, net of income tax benefit	$0.58	$0.04	$0.23	$(0.00)

Extraordinary loss, net of income tax benefit	(0.03)	(0.05)	(0.03)	—

Net income (loss) available to common shareholders	$0.55	$(0.01)	$0.20	$(0.00)

Weighted average common shares	190,193	189,492	190,349	189,772

Diluted EPS:

Income (loss) available to common shareholders before extraordinary loss, net of income tax benefit	$0.57	$0.04	$0.23	$(0.00)

Extraordinary loss, net of income tax benefit	(0.03)	(0.05)	(0.04)	—

Net income (loss) available to common shareholders	$0.54	$(0.01)	$0.19	$(0.00)

Weighted average common and common equivalent shares	193,473	195,521	192,717	196,112

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,

	2002	2001

Operating activities —

Net income	$161,443	$52,999

Adjustments to reconcile net income to cash provided by operating activities—

Provisions for:

Depreciation and amortization	372,651	516,955

Non-cash loss on asset sale	—	107,011

Undistributed earnings of equity investment in unconsolidated affiliates	—	(14,072)

Doubtful accounts	13,805	12,384

Accretion of debt and amortization of debt issuance costs	32,860	31,775

Deferred income tax	107,549	112,925

Gain on sale of fixed assets	(6,568)	(11,975)

Extraordinary loss due to early extinguishments of debt, net of income tax benefit	4,698	4,828

Non-cash loss on de-designated interest rate swap contracts	7,886	—

Amortization of accumulated other comprehensive income for de-designated interest rate swap contracts	26,550	—

Change in operating assets and liabilities, excluding the effects of purchase acquisitions—

Accounts receivable, prepaid expenses, inventories and other	16,334	(68,175)

Accounts payable, accrued liabilities, unearned revenue, stock option tax benefits and other	35,254	(45,534)

Expenditures against non-recurring acquisition accruals	(69,699)	(87,716)

Closure and post-closure provision	53,222	50,452

Closure, post-closure and environmental expenditures	(55,723)	(70,242)

Cash provided by operating activities	700,262	591,615

Investing activities —

Cost of acquisitions, net of cash acquired	(29,573)	(230,693)

Proceeds from divestitures, net of cash divested	2,489	359,866

Accruals for acquisition price and severance costs	—	(1,362)

Capital expenditures, excluding acquisitions	(433,825)	(419,296)

Capitalized interest	(16,947)	(35,864)

Proceeds from sale of fixed assets	24,042	23,261

Change in deferred acquisition costs, notes receivable and other	(12,430)	(7,619)

Cash used for investing activities	(466,244)	(311,707)

Financing activities —

Net proceeds from exercise of stock options	2,594	6,171

Proceeds from long-term debt, net of issuance costs	674,582	1,749,944

Repayments of long-term debt	(969,036)	(2,057,867)

Cash used for financing activities	(291,860)	(301,752)

Decrease in cash and cash equivalents	(57,842)	(21,844)

Cash and cash equivalents, beginning of period	158,841	122,094

Cash and cash equivalents, end of period	$100,999	$100,250

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Allied Waste Industries, Inc., (Allied, we or the Company), a Delaware corporation, is the second largest, non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous waste collection, transfer, recycling and disposal services in 39 states geographically identified as the Central, Eastern, Southern and Western Areas of the United States.

The Consolidated Financial Statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The December 31, 2001 balance sheet data included herein is derived from audited financial statements. The Consolidated Balance Sheet as of December 31, 2001 and the unaudited interim Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the presentations and disclosures herein are adequate when read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2001. The Consolidated Financial Statements as of September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001 reflect, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

There were two non-recurring items recorded during the quarter that are discussed in Note 13. Subsequent to September 30, 2002, we completed the divestiture of certain operations, as discussed in Note 14.

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

Statements of cash flows —

The supplemental cash flow disclosures and non-cash transactions for the nine months ended September 30, 2002 and 2001 are as follows (in thousands, unaudited):

	Nine Months Ended September 30,

	2002	2001

Supplemental Disclosures -

Interest paid (net of amounts capitalized)	$553,505	$587,322

Income taxes paid, net of refunds	7,811	71,373

Non-Cash Transactions -

Debt incurred or assumed in acquisitions	$85	$2,258

Liabilities incurred or assumed in acquisitions	4,215	32,020

Capital lease obligations incurred	5,156	—

Dividends on preferred stock	57,771	54,164

Interest expense capitalized —

During the nine months ended September 30, 2002 and 2001, we incurred $599.4 million and $650.6 million, respectively, of interest expense of which $16.9 million and $35.9 million, respectively, was capitalized.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Extraordinary losses —

In August 2002, we repaid the 2001 subsidiaries line of credit prior to its maturity. In connection with the repayment, we recognized an extraordinary loss of approximately $10.9 million ($6.5 million, net of tax) related to the write-off of $7.7 million of deferred debt issuance costs and for a $3.2 million prepayment penalty paid. The 2001 subsidiaries line of credit was repaid with the cash from operations and the Revolving Credit Facility.

Use of estimates—

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

Recently issued accounting pronouncements —

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations (SFAS 143), which outlines standards for accounting for an obligation associated with the retirement of a long-lived tangible asset and the associated retirement costs. This standard will apply to our accounting for landfill closure and post-closure obligations. We are required to adopt SFAS 143 by January 1, 2003 and are currently assessing the impact that this statement will have on our consolidated financial statements. The adoption of SFAS 143 will have no impact on our cash requirements.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44 and 64, amendment of FASB Statement 13, and Technical Corrections (SFAS 145), which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary such that most debt extinguishment gains and losses will no longer be classified as extraordinary. SFAS 145 is effective January 1, 2003. Under SFAS 145, generally gains and losses on future debt extinguishment, if any, will be recorded in interest expense and other. Upon adoption, extraordinary losses of $6.5 million, $17.0 million and $13.3 million, net of tax for the nine months ended September 30, 2002 and the years ended December 31, 2001 and 2000, respectively, will be reclassified to interest expense and other to conform to the requirements under SFAS 145.

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which prescribes the financial accounting and reporting for costs associated with exit or disposal activities, such as, contract terminations, consolidation of facilities and termination benefits to involuntarily terminated employees. SFAS 146 excludes from its scope exit and disposal activities that are in connection with a business combination and those activities to which SFAS 143 and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) are applicable. Under SFAS 146, certain costs associated with exit and disposal activities are to be recognized as liabilities at the time they meet the definition of a liability as opposed to at the time a plan is committed, which is the current practice. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 will have no impact on our consolidated financial statements.

Recently adopted accounting pronouncements —

Effective January 1, 2002, we adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS 121. SFAS 144 provides a single accounting model for impairment of long-lived assets held for use and for long-lived assets that are to be disposed of by sale (including discontinued operations). In addition, the statement broadens the presentation of discontinued operations to include certain divestiture transactions that have been previously recorded in operating income. SFAS 144 retained the requirements under SFAS 121 to recognize impairment on long-lived assets, excluding goodwill. The adoption of SFAS 144 had no impact on our consolidated financial statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2002, we adopted SFAS 142, Goodwill and Other Intangibles (SFAS 142), which among other things, eliminates the amortization of goodwill and instead requires an annual assessment of goodwill impairment by applying a fair value based test to each of our four operating segments. See Note 3 for additional discussion.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Property and Equipment

The following tables show the activity and balances related to property and equipment from December 31, 2000 through September 30, 2002 (in thousands, unaudited):

	Property and Equipment

	Balance at		Sales and	Acquisitions, Net	Transfers and Other	Balance at
	December 31, 2001	Capital Additions	Retirements	of Divestitures	(1)	September 30, 2002

Land and improvements	$432,875	$10,138	$(5,755)	$404	$7,590	$445,252

Land held for permitting as landfills	131,445	6,261	(216)	—	(24,607)	112,883

Landfills	2,269,407	144,936	—	—	45,748	2,460,091

Buildings and improvements	443,149	14,797	(9,753)	1,362	(3,558)	445,997

Vehicles and equipment	1,563,394	204,554	(28,540)	4,235	1,923	1,745,566

Containers and compactors	731,186	50,330	(4,062)	3,808	(403)	780,859

Furniture and office equipment	42,232	2,809	(1,553)	2	417	43,907

Total	$5,613,688	$433,825	$(49,879)	$9,811	$27,110	$6,034,555

	Accumulated Depreciation and Amortization

	Balance at	Depreciation	Sales and	Acquisitions, Net	Transfers and Other	Balance at
	December 31, 2001	Expense	Retirements	of Divestitures	(1)	September 30, 2002

Land and improvements	$(13,703)	$(3,333)	$175	$—	$(76)	$(16,937)

Landfills	(494,878)	(123,102)	—	—	(504)	(618,484)

Buildings and improvements	(70,862)	(15,967)	2,447	—	(542)	(84,924)

Vehicles and equipment	(683,566)	(153,648)	22,880	171	4,068	(810,095)

Containers and compactors	(315,629)	(69,518)	3,909	63	(275)	(381,450)

Furniture and office equipment	(24,164)	(4,357)	1,505	—	(161)	(27,177)

Total	$(1,602,802)	$(369,925)	$30,916	$234	$2,510	$(1,939,067)

Property and equipment, net	$4,010,886	$63,900	$(18,963)	$10,045	$29,620	$4,095,488

	Property and Equipment

	Balance at		Sales and	Acquisitions, Net	Transfers and Other	Balance at December
	December 31, 2000	Capital Additions	Retirements	of Divestitures	(1)	31, 2001

Land and improvements	$406,700	$11,500	$(16,700)	$22,473	$8,902	$432,875

Land held for permitting as landfills	127,778	—	—	—	3,667	131,445

Landfills	1,997,733	181,932	—	8,537	81,205	2,269,407

Buildings and improvements	444,348	24,376	(9,660)	(2,466)	(13,449)	443,149

Vehicles and equipment	1,411,068	217,394	(35,743)	(6,254)	(23,071)	1,563,394

Containers and compactors	672,175	55,935	(5,676)	15,359	(6,607)	731,186

Furniture and office equipment	39,578	9,775	(764)	(251)	(6,106)	42,232

Total	$5,099,380	$500,912	$(68,543)	$37,398	$44,541	$5,613,688

	Accumulated Depreciation and Amortization

	Balance at	Depreciation	Sales and	Acquisitions, Net	Transfers and Other	Balance at
	December 31, 2000	Expense	Retirements	of Divestitures	(1)	December 31, 2001

Land and improvements	$(10,372)	$(4,107)	$215	$—	$561	$(13,703)

Landfills	(348,725)	(149,177)	—	—	3,024	(494,878)

Buildings and improvements	(56,285)	(19,469)	12,220	671	(7,999)	(70,862)

Vehicles and equipment	(571,736)	(195,772)	33,089	12,196	38,657	(683,566)

Containers and compactors	(231,405)	(89,510)	5,445	1,065	(1,224)	(315,629)

Furniture and office equipment	(20,319)	(4,598)	557	196	—	(24,164)

Total	$(1,238,842)	$(462,623)	$51,526	$14,128	$33,019	$(1,602,802)

Property and equipment, net	$3,860,538	$38,279	$(17,017)	$51,526	$77,560	$4,010,886

(1)	Relates primarily to (i) amounts transferred between land held for permitting as landfills and landfills resulting from classifying additional disposal capacity as deemed permitted, (ii) capitalized interest, (iii) capitalized leases and (iv) purchase accounting adjustments during the allocation period.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Goodwill and Intangible Assets

As discussed in Note 1, we adopted SFAS 142, effective January 1, 2002. SFAS 142 eliminates the amortization of goodwill and instead requires an annual assessment of goodwill impairment by applying a fair value based test to each of our four operating segments. The calculation of fair value is subject to judgments and estimates. We estimate fair value of our operating segments based on net cash flows discounted using a weighted-average cost of capital of approximately 8%. The estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our Company.

We tested our existing goodwill at January 1, 2002 for realizability and determined that we had no impairment of goodwill and therefore SFAS 142 had no impact to our consolidated financial statements upon adoption (other than the elimination of goodwill amortization discussed above). Since the cash flow and net book value vary by operating segment, the degree of excess fair value also varies by operating segment. Excess fair value is defined as the amount by which the estimated fair value exceeds the net book value. The impairment test of goodwill will be completed more frequently than annually under certain conditions. For example, a significant adverse change in liquidity or the business environment, unanticipated competition, a significant adverse action by a regulator or a disposal of a significant portion of an operating segment could prompt an impairment test between annual assessments.

In the past, we have incurred non-cash losses on sales of assets when we believed that re-deployment of the proceeds from the sale of such assets could improve operations and was economically beneficial. If such decisions are made in the future, we could incur additional non-cash losses on asset sales.

Under SFAS 142, we evaluate goodwill impairment at our operating segment level, which is an aggregate of several vertically integrated businesses with similar operational characteristics. There is a range of cash earnings from each of the businesses within the vertically integrated asset groups. A divestiture of any individual asset below the operating segment level could result in a loss. At the time of a divestiture of an individual business unit within an operating segment, goodwill is allocated to that business unit and a gain or loss on disposal is derived. Subsequently, the remaining goodwill in the operating segment that the assets were divested from would be re-evaluated for realizability, which could result in an additional loss being recognized.

As discussed in Note 14, in October 2002, we sold certain non-integrated collection operations in Tennessee and Illinois. In connection with this sale, we do not anticipate a loss, and we are currently evaluating the realizability of the remaining goodwill.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following calculations adjust net income before extraordinary loss to exclude goodwill amortization expense (in thousands, unaudited):

	For the Nine Months Ended			For the Three Months
	September 30,			Ended September 30,

	2002	2001	2002	2001

Reported net income before extraordinary loss	$167,980	$62,452	$63,655	$18,292

Add: goodwill amortization, net of tax effect	—	150,826	—	70,333

Adjusted income before extraordinary loss	167,980	213,278	63,655	88,625

Less: dividends on preferred stock	57,771	54,164	19,779	18,544

Adjusted net income available to common shareholders before extraordinary loss	110,209	159,114	43,876	70,081

Extraordinary loss, net of taxes	6,537	9,453	6,537	—

Adjusted net income available to common shareholders	$103,672	$149,661	$37,339	$70,081

EPS before extraordinary loss:
Basic as reported	$0.58	$0.04	$0.23	$(0.00)

Goodwill amortization, net of tax effect	—	0.80	—	0.37

Basic as adjusted to exclude goodwill amortization	$0.58	$0.84	$0.23	$0.37

Diluted as reported	$0.57	$0.04	$0.23	$(0.00)

Goodwill amortization, net of tax effect	—	0.77	—	0.34

Diluted as adjusted to exclude goodwill amortization	$0.57	$0.81	$0.23	$0.34

EPS:

Basic as reported	$0.55	$(0.01)	$0.20	$(0.00)

Goodwill amortization, net of tax effect	—	0.80	—	0.37

Basic as adjusted to exclude goodwill amortization	$0.55	$0.79	$0.20	$0.37

Diluted as reported	$0.54	$(0.01)	$0.19	$(0.00)

Goodwill amortization, net of tax effect	—	0.78	—	0.34

Diluted as adjusted to exclude goodwill amortization	$0.54	$0.77	$0.19	$0.34

Weighted average common shares outstanding for basic EPS	190,193	189,492	190,349	189,772

Weighted average common and common equivalent shares outstanding for diluted EPS	193,473	195,521	192,717	258,981	(A)

(A)	Includes the dilutive effect of the assumed conversion for the Preferred Stock into 62,869 common shares.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table shows the activity and balances related to goodwill for the nine months ended September 30, 2002 (in thousands, unaudited):

	Balance as of				Balance as of
	December 31, 2001	Acquisitions	Divestitures	Adjustments (1)	September 30, 2002

Western Area	$1,423,579	$7,055	$—	$(8,959)	$1,421,675

Central Area	1,900,227	8,888	—	(1,042)	1,908,073

Eastern Area	2,449,308	5,125	(1,385)	305	2,453,353

Southern Area	2,783,763	1,843	—	1,906	2,787,512

Total	$8,556,877	$22,911	$(1,385)	$(7,790)	$8,570,613

(1)	Amounts primarily relate to purchase accounting adjustments during the allocation period.

In addition, we have other amortizable intangible assets that consist primarily of the following at September 30, 2002 (in thousands, unaudited):

			Net
	Gross Carrying Value	Accumulated Amortization	Carrying Value

Non-compete agreements	$15,835	$(8,756)	$7,079

Other	2,474	(397)	2,077

Total	$18,309	$(9,153)	$9,156

Amortization expense for the three and nine months ended September 30, 2002 was $0.8 million and $2.3 million, respectively. Based upon the amortizable assets recorded in the balance sheet at September 30, 2002, amortization expense for each of the next five years declines from $2.7 million to $0.7 million per year.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investments in Unconsolidated Subsidiaries

On April 30, 2001, we modified our ownership structure of four Ref-Fuel facilities to give American Ref-Fuel Company LLC operational control and we retained a minority interest. At December 31, 2001, our equity investment in these entities was approximately $180 million, which was included in other assets on the Consolidated Balance Sheets. In connection with the modification of the ownership structure, we had an option to exchange our minority interest in the four Ref-Fuel facilities for the 99% interest in our equipment purchasing subsidiaries owned by subsidiaries of American Ref-Fuel Company LLC. At December 31, 2001, the minority interest that represented the outside ownership interests in our equipment purchasing subsidiaries was approximately $180 million, which was included in other long-term obligations on the Consolidated Balance Sheets. We exercised the exchange option and completed the exchange on April 30, 2002. We no longer have any interest in the Ref-Fuel facilities and we own 100% of the equipment purchasing subsidiaries.

The assets, liabilities and operations of the equipment purchasing subsidiaries have been and continue to be fully consolidated. The equipment purchasing subsidiaries were established to purchase fixed assets, including vehicles, equipment, containers and compactors, to be used in our operations. During the year ended 2001, we reported approximately $23.2 million in revenues, $3.5 million in operating income and $14.1 million of equity earnings from American Ref-Fuel.

5. Landfill Accounting

We have a network of 168 owned or operated active landfills with a net book value of approximately $1.8 billion at September 30, 2002. The landfills have operating lives ranging from 1 to over 150 years based on available capacity using current annual volumes. The average life of our landfills is approximately 40 years.

We use a life-cycle accounting method for landfills and the related closure and post-closure liabilities. This method applies the costs associated with acquiring, developing, closing and monitoring the landfills over the associated landfill disposal capacity and associated consumption. On an annual basis, we update the development cost estimates (which include the costs to develop the site as well as the individual cell construction costs), closure and post-closure cost estimates and future disposal capacity estimates for each landfill. The cost estimates are prepared by our local management and third-party engineers based on the applicable local, state and federal regulations and site specific permit requirements. Future disposal capacity estimates are updated using aerial surveys of each landfill to estimate utilized disposal capacity and remaining disposal capacity. These cost and capacity estimates are reviewed and approved by senior operations management annually.

Landfill assets —

We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the costs associated with acquiring, permitting and developing the entire landfill by the total remaining disposal capacity of that landfill. The resulting per unit amortization rate is applied to each ton of waste disposed at the landfill and is recorded as expense for that period. We expensed approximately $123.1 million and $111.6 million, or an average of $2.28 per ton and $2.10 per ton consumed, related to landfill amortization during the nine months ended September 30, 2002 and 2001, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, engineering and legal fees, and capitalized interest. Estimated total future development costs for our 168 active landfills was approximately $3.2 billion as of December 31, 2001, excluding capitalized interest, and we expect that this amount will be spent over the remaining operating lives of the landfills. We have available disposal capacity of approximately 2.54 billion tons, or 3.17 billion cubic yards as of December 31, 2001. We classify this total disposal capacity as either permitted (having received the final permit from the governing authorities) or deemed permitted. Our internal requirements to classify disposal capacity as deemed permitted are as follows:

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

We, together with our engineering and legal consultants continually monitor the progress of obtaining local, state and federal approval for each of our expansion permits. If it is determined that the expansion no longer meets our criteria, the disposal capacity is removed from our total available disposal capacity, the costs to develop that disposal capacity and the associated closure and post-closure costs are removed from the landfill amortization base, and rates are adjusted prospectively. In addition, any value assigned to deemed permitted capacity would be written-off to expense during the period in which it is determined that the criteria are no longer met.

Closure and post-closure —

In addition to our portfolio of 168 active landfills, we own or have responsibility for 107 closed landfills no longer accepting waste. As individual areas within each landfill reach capacity, we are required to cap and close the areas in accordance with the landfill site permit. Generally, closure requirements include the application of compacted clay, geosynthetic liners and vegetative soil barriers in addition to the construction of drainage channels and methane gas collection systems among other closure activities.

After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which usually extends for 30 years. Post-closure requirements generally include maintenance of the site and monitoring the methane gas collection systems and groundwater systems, among other post-closure activities. Such estimated costs for closure and post-closure as required under Subtitle D regulations are compiled and updated annually for each landfill by local and regional company engineers and reviewed by senior management. The future estimated closure and post-closure costs are increased at an inflation rate of 2.5%, and discounted at a long-term risk-free rate of 7.0%, per annum, based on the timing of the amounts to be expended.

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

We charged approximately $53.2 million and $50.5 million related to per unit closure and post- closure expense and periodic accretion during the nine months ended September 30, 2002 and 2001, respectively. Changes in estimates of costs or disposal capacity are treated on a prospective basis for active landfills and are recorded immediately for closed landfills.

Environmental costs —

In connection with the acquisition of companies, we engage independent environmental consulting firms to assist in conducting an environmental assessment of companies acquired from third parties. Several contaminated landfills and other properties were identified during 1999 and 1998 that will require us to incur costs for incremental closure and post-closure measures, remediation activities and litigation costs in the future.

The ultimate amounts for environmental liabilities cannot be precisely determined and estimates of such liabilities made by us, after consultation with our independent environmental engineers, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is determinable and probable, a provision has been made in the consolidated financial statements.

Since the ultimate outcome of these matters may differ from the estimates used in our assessments to date, the recorded liabilities will be periodically evaluated, as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded undiscounted liability for environmental matters as of September 30, 2002 and December 31, 2001 of approximately $373.8 million and $395.4 million, respectively, represents the most probable outcome of these contingent matters. We expect costs included in our reserves to be disbursed over the next 30 years. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. When a receipt becomes probable, proceeds are recorded as an offset to environmental expense in operating income. There were no significant recovery receivables outstanding as of September 30, 2002. We do not expect adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible that the ultimate outcome of environmental matters, excluding closure and post-closure could result in approximately $20 million of additional liability.

The following table shows the activity and balances related to environmental accruals and for closure and post-closure accruals related to open and closed landfills from December 31, 2001 through September 30, 2002 (in thousands, unaudited):

	Balance at	Charges to	Other		Balance at
	12/31/01	Expense	Changes(1)	Payments	9/30/02

Environmental costs	$395,392	$—	$(2,305)	$(19,278)	$373,809

Open landfills closure and post-closure costs	343,739	42,754	(499)	(17,280)	368,714

Closed landfills closure and post-closure costs	265,760	10,468	(5,149)	(19,165)	251,914

Total	$1,004,891	$53,222	$(7,953)	$(55,723)	$994,437

(1)	Amounts consist primarily of changes to estimates of costs for landfill liabilities.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Long-term Debt

Long-term debt at September 30, 2002 and December 31, 2001 consists of the following (in thousands):

	September 30, 2002	December 31, 2001

	(unaudited)
Revolving credit facility, weighted average rate of 5.91%	$—	$—

Tranche A term loan facility, effective rate of 8.99% and 9.48%, respectively	1,079,085	1,157,785

Tranche B term loan facility, effective rate of 8.28% and 9.37%, respectively	805,287	864,018

Tranche C term loan facility, effective rate 9.57% and 9.94%, respectively	966,345	1,036,822

Senior subordinated notes, interest at 10.00%, effective rate of 10.18%	2,005,789	2,006,425

Senior notes, interest at 7.88%, effective rate of 8.14%	873,911	873,812

Senior notes, interest at 7.63%, effective rate of 7.98%	600,000	600,000

Senior notes, interest at 7.38%, effective rate of 7.90%	224,904	224,850

Senior notes, interest at 8.88%, effective rate of 9.16%	600,000	600,000

Senior notes, interest at 8.50%, effective rate of 8.77%	750,000	750,000

Debentures, interest at 7.40%, effective rate of 10.18%	284,742	283,031

Senior notes, interest at 6.10%, effective rate of 8.37%	155,647	153,010

Senior notes, interest at 6.38%, effective rate of 9.34%	144,432	142,059

Debentures, interest at 9.25%, effective rate of 9.90%	95,337	95,169

Senior notes, interest at 7.88%, effective rate of 8.98%	67,969	67,502

Solid waste revenue bond obligations, weighted average rate of 5.09% and 5.40%, weighted average effective rate of 6.19% and 7.06%, respectively	305,987	313,831

2001 subsidiaries line of credit, effective rate of 8.72%		65,925

Notes payable to banks, finance companies, individuals and others, and obligations under capital leases, interest rates of 0.69% to 16.59%	19,877	25,394

	8,979,312	9,259,633

Less: Current portion	266,509	22,130

	$8,712,803	$9,237,503

The effective interest rate includes our interest cost incurred, the effect of interest rate swap contracts, amortization of deferred debt issuance cost and the amortization or accretion of discounts or premiums.

At September 30, 2002, we have approximately $605 million available on the $1.291 billion Revolving Credit Facility, which is part of the 1999 Credit Facility. The Revolving Credit Facility is also used to support the issuance of letters of credit. At September 30, 2002, we had approximately $686 million of letters of credit outstanding. In August 2002, we repaid the 2001 subsidiaries line of credit prior to maturity with cash from operations and the Revolving Credit Facility.

The 2001 Senior Notes, 1999 Credit Facility, 1998 Senior Notes and $850 million of senior notes assumed from BFI are secured by substantially all of the subsidiaries of our wholly owned subsidiary, BFI and certain other wholly owned subsidiaries. As of September 30, 2002, the book value of the assets of the subsidiaries that serve as collateral was approximately $9.0 billion, which represents approximately 63% of our consolidated total assets.

Our ability to pay dividends on preferred and common stock is most significantly limited by the 1999 Credit Facility, which specifies that in order to pay cash dividends, the ratio of Total Debt/EBITDA(1), as defined, must be less than 4:1. At September 30, 2002, that ratio was 5.04:1, precluding the payment of cash dividends. Shares of preferred stock are entitled to cumulative quarterly dividends in an amount equal to 6.5% per annum. Beginning July 30, 2004, the dividend rate on the preferred stock increases to 12% per annum for any dividends that are not paid in cash. There are circumstances under which we would not be required to accrue dividends at the 12% rate. As long as we have a Total Debt/EBITDA ratio of less than 4:1, under the current 1999 Credit Facility, we would be able to pay cash dividends at the 6.5% rate.

(1)	EBITDA, used for this calculation, is defined in the 1999 Credit Facility and is based on twelve months trailing amount.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   We are subject to the following financial covenants under the 1999 Credit Facility, as amended:

	Total
	Debt/EBITDA(1)		EBITDA/Interest(1)

From the quarter ending December 31, 2001 to the quarter ending December 31, 2002	5.75	x	2.00	x

From the quarter ending March 31, 2003 to the quarter ending September 30, 2003	5.50	x	2.00	x

From the quarter ending December 31, 2003 to the quarter ending March 31, 2004	5.25	x	2.25	x

From the quarter ending June 30, 2004 to the quarter ending September 30, 2004	5.00	x	2.25	x

From the quarter ending December 31, 2004 to the quarter ending September 30, 2005	4.50	x	2.50	x

For the quarter ending December 31, 2005	4.25	x	2.75	x

(1)	EBITDA and interest used for this calculation are defined in the 1999 Credit Facility and are based on twelve month trailing amounts.

   At September 30, 2002, we were in compliance with all financial covenants. At September 30, 2002, Total Debt/EBITDA ratio, as defined by the 1999 Credit Facility, was 5.04:1 and or EBITDA/Interest ratio was 2.19:1. We are not subject to any minimum net worth covenants.

7. Derivative Instruments and Hedging Activities

Our interest rate swap portfolio continues to fix a significant portion of our variable rate interest payment obligation, protecting us from cash flow variations arising from changes in short term interest rates. We believe this is prudent given our capital structure. At September 30, 2002, the notional value of our interest rate swap contracts was $2.550 billion with a weighted average of 17 months to maturity. These contracts expire as follows: 4% during the remainder of 2002, 31% during 2003, 55% during 2004, and 10% during 2005. Our 1999 Credit Facility required that 50% of our outstanding credit facility remain hedged through July 2002, and our company policy is that at least 75% of our total debt must be effectively fixed, either directly or through interest rate swap contracts. At September 30, 2002, approximately 96% of our debt was effectively fixed, 68% directly, and 28% through interest rate swap contracts.

Significant portions of the 1999 Credit Facility expire in July 2005. Before its expiration, we intend to re-finance the 1999 Credit Facility. Due to events in the second half of 2001 that impacted the capital markets, we believed at December 31, 2001 and continue to believe that the size of a new credit facility will be smaller than originally anticipated. We believe that by the time we refinance the 1999 Credit Facility, we will reduce its size by up to $1.5 billion. The alternatives available to us to allow this reduction include, cash flow from operating activities, possible asset sales in excess of acquisitions and potential capital market transactions. Capital market transactions could involve either new equity capital for our Company or refinancing short-term maturities for longer-term term maturities or some combination of both. The alternatives are subject to ongoing analysis and are dependent on a favorable economic environment. The exact size, combination or timing of these events has not yet been determined, and we cannot assume that we will be able to secure a refinancing on terms we regard as favorable, or at all.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In determining the amount to de-designate, we considered various business scenarios. Sensitivity analysis was performed to identify the impact of various alternatives. We then identified only those interest rate swap contracts where we could affirm, based on new and current circumstances, that future interest payments were highly probable. We left those as designated hedge accounting transactions, and de-designated the remaining contracts. Until the underlying variable rate debt is paid, the de-designated interest rate swap contracts are expected to remain in force. These analyses and results were reviewed and approved by senior management and the Board of Directors.

At September 30, 2002, a liability of $143.4 million is included in the Consolidated Balance Sheets in other long-term obligations reflecting the fair market value of our entire interest rate swap portfolio on that date. The liability will fluctuate with market interest rates but will reduce to zero over the terms of each of our interest rate swap contracts. Approximately $13.7 million of the liability at September 30, 2002 relates to contracts maturing within 12 months. Fair value variations over the life of the interest rate swap contracts arise from changes in interest rates and the time value of money.

Designated interest rate swap contracts —

Our designated cash flow interest rate swap contracts are effective as hedges of our variable rate debt. We assume 100% effectiveness in our interest rate hedges, as the notional amounts, indices, repricing dates, and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged. Changes in fair value of our interest rate swap contracts are reflected in Accumulated Other Comprehensive Income (AOCI). At September 30, 2002, approximately $70.3 million ($42.5 million, net of tax) is included in AOCI.

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

De-designated interest rate swap contracts —

Settlement payments and periodic changes in market values of our de-designated interest rate swap contracts are recorded as a gain or loss on derivative contracts included in interest expense and other in our statement of operations. We recorded $9.1 million and $7.9 million, of net loss related to changes in market values and $15.1 million and $44.1 million of settlement costs during the three and nine months ended September 30, 2002, respectively.

When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in AOCI at the time of de-designation are frozen and amortized over the remaining original contract term. For contracts de-designated, the total amount of loss in AOCI at December 31, 2001 was approximately $65 million ($40 million, net of tax), and $38.7 million ($23.4 million, net of tax) remains in AOCI at September 30, 2002. For the three and nine months ended September 30, 2002, we recorded $8.9 million and $26.6 million, respectively, of amortization expense related to the accumulated losses in AOCI for interest rate swap contracts that were de-designated at December 31, 2001. The amortization expense is recorded in interest expense. There were no de-designated interest rate swap contracts prior to December 31, 2001.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Comprehensive Income (Loss)

The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholders’ equity are shown as follows (in thousands):

	September 30, 2002	December 31, 2001

	(unaudited)
Interest rate swap contracts designated, unrealized loss, net	$(42,478)	$(45,668)

Interest rate swap contracts de-designated, unrealized loss, net	(23,434)	(39,452)

Accumulated other comprehensive loss	$(65,912)	$(85,120)

The components of total comprehensive income (loss) are shown as follows (in thousands, unaudited):

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

Net income	$161,443	$52,999	$57,118	$18,292

Other comprehensive income (loss):

Designated interest rate swap contracts unrealized loss, net of tax effect of ($1,450), ($95,346), ($4,950) and ($39,006)	(2,064)	(146,037)	(7,426)	(59,744)

Reclassification to earnings for interest rate swap contracts	63,307	45,271	12,924	26,738

Total comprehensive income (loss)	$222,686	$(47,767)	$62,616	$(14,714)

9. Net Income Per Common Share

Net income per common share is calculated by dividing net income, less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share data, unaudited):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic earnings per share computation:

Income before extraordinary loss	$167,980	$62,452	$63,655	$18,292

Less: dividends on preferred stock	57,771	54,164	19,779	18,544

Income (loss) available to common shareholders before extraordinary loss	$110,209	$8,288	$43,876	$(252)

Weighted average common shares outstanding	190,193	189,492	190,349	189,772

Basic earnings (loss) per share before extraordinary loss	$0.58	$0.04	$0.23	$(0.00)

Diluted earnings per share computation:

Income before extraordinary loss	$167,980	$62,452	$63,655	$18,292

Less: dividends on preferred stock	57,771	54,164	19,779	18,544

Income (loss) available to common shareholders before extraordinary loss	$110,209	$8,288	$43,876	$(252)

Weighted average common shares outstanding	190,193	189,492	190,349	189,772

Dilutive effect of stock, stock options, warrants and contingently issuable shares	3,280	6,029	2,368	6,340

Weighted average common and common equivalent shares outstanding	193,473	195,521	192,717	196,112

Diluted earnings (loss) per share before extraordinary loss	$0.57	$0.04	$0.23	$(0.00)

Conversion has not been assumed for the Preferred Stock into 66,005, 61,883, 67,057 and 62,869 common shares and stock options of 10,809, 2,610, 13,998 and 2,351 for the nine months and three months ended September 30, 2002 and 2001, respectively, as the effects would not be dilutive.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and can reasonably be estimated. We expect that matters in process at September 30, 2002, which have not been accrued in the Consolidated Balance Sheets, will not have a material adverse effect on our consolidated liquidity, financial position or results from operations.

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

We have operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

December 31, 2001

2002	$29,252

2003	27,393

2004	23,299

2005	19,341

2006	16,818

Thereafter	51,743

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are also required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. We satisfy the financial assurance requirements by providing performance bonds, letters of credit, insurance policies or trust deposits to secure our obligations as they relate to landfill closure and post-closure costs, performance under certain collection, landfill and transfer station contracts, our risk and casualty insurance and collateral required for certain performance obligations. During the remainder of 2002, we expect no material increase in financial assurance obligations relating to landfill operations and collection contracts although the mix of financial assurance instruments may change.

At September 30, 2002, we had the following financial assurance instruments (in thousands):

	Landfill	Contract	Risk/Casualty	Collateral for
	Closure/Post-Closure	Performance	Insurance	Obligations	Total

Insurance Polices	$1,016,344	$—	$—	$—	$1,016,344

Surety Bonds	346,630	584,772	—	53,493	984,895

Trust Deposits	63,145	—	—	—	63,145

Letters of Credit (1)	209,042	44,731	203,302	229,306	686,381

Total	$1,635,161	$629,503	$203,302	$282,799	$2,750,765

(1)	These amounts are outstanding under the Revolving Credit Facility, which is part of the 1999 Credit Facility.

These financial instruments are issued in the normal course of business and are not reflected in the accompanying Consolidated Balance Sheets. The underlying obligations of the financial instruments are valued and recorded in the Consolidated Balance Sheets based on the likelihood of performance being required. We do not expect any material losses to result from these off balance sheet instruments based on historical results.

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

During the second quarter 2002, we received notification from the IRS disallowing all of the capital loss referred to above. If such disallowance were ultimately fully sustained, we now estimate we could owe additional federal and state income tax of up to $310 million and accrued interest through September 30, 2002 of approximately $38 million. We also received a notification from the IRS assessing a penalty of between 20% and 40% of the additional income tax resulting from the disallowance. Because of several meritorious defenses, we believe the successful assertion of penalties is remote.

In October 2002, the IRS issued a revenue procedure outlining two resolution alternatives related to this matter. Taxpayers can elect to participate under this revenue procedure if certain eligibility requirements are met. We are currently evaluating the IRS issuance. We continue to believe our position is well supported and we will vigorously contest the disallowance. The resolution of this matter may entail efforts including administrative appeals and litigation which could extend over several years. An unfavorable result could require future cash expenditures but should have minimal, if any, impact on our consolidated results of operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Segment Reporting

Our revenues are derived from one industry, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. We evaluate performance based on several factors, of which the primary financial measure is EBITDA and is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. Management uses EBITDA in the evaluation of operating performance as it represents operational cash flows and is a profit measure of components that are within the control of the business segments. The accounting policies of the business segments are the same as those described in the Organization and Summary of Significant Accounting Policies (See Note 1).

As of January 1, 2002, we expanded our existing infrastructure by increasing the number of areas, regions and districts. As a result of the change in our infrastructure, we manage our operations through four geographic operating segments: Eastern, Southern, Central and Western. Each area is responsible for managing several vertically integrated operations which are comprised of three regions. Results by segment have been restated for previous periods to reflect this change. The tables below reflect certain geographic information relating to our operations for the nine and three months ended September 30, 2002 and 2001 (in thousands, unaudited):

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001

	Revenues			Revenues
	from external	Intersegment		from external	Intersegment
	customers	revenues	EBITDA	customers	revenues	EBITDA(2)

Eastern	$1,175,254	$275,814	$330,943	$1,220,297	$292,024	$382,374
Southern	1,007,161	203,135	347,227	1,033,409	185,770	406,661
Central	1,052,518	249,091	381,527	1,036,045	238,509	400,141
Western	890,709	166,109	311,481	866,133	162,283	334,251
Other(1)	21,139	—	(62,675)	24,219	—	(65,819)

Total	$4,146,781	$894,149	$1,308,503	$4,180,103	$878,586	$1,457,608

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001

	Revenues			Revenues
	from external	Intersegment		from external	Intersegment
	customers	revenues	EBITDA	customers	revenues	EBITDA

Eastern	$407,639	$97,622	$110,671	$406,195	$98,331	$128,883
Southern	339,255	69,178	114,519	345,205	66,788	126,890
Central	366,129	85,491	127,027	350,420	81,261	130,363
Western	308,773	58,194	110,155	302,661	52,338	119,904
Other(1)	7,390	—	(6,002)	8,919	—	(20,132)

Total	$1,429,186	$310,485	$456,370	$1,413,400	$298,718	$485,908

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on an area basis.

(2)	EBITDA is before non-cash loss on asset sale.

Reconciliation of reportable segment primary financial measure to net income before income taxes (in thousands, unaudited):

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001(1)	2002	2001

Income before incomes taxes:

Total EBITDA for reportable segments	$1,308,503	$1,457,608	$456,370	$485,908

Depreciation and amortization	(372,651)	(516,955)	(127,127)	(175,293)

Non-cash loss on asset sale	—	(107,011)	—	—

Equity in earnings of unconsolidated affiliates	—	14,072	—	—

Interest expense and other	(646,400)	(641,708)	(219,173)	(211,068)

Income before income taxes	$289,452	$206,006	$110,070	$99,547

(1)	Total EBITDA for reportable segments is before non-cash loss on asset sale.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts and percentages of our total revenue attributable to services provided (in thousands, except percentages, unaudited):

	Nine Months Ended September 30,				Three Months Ended September 30,

	2002		2001		2002		2001

Collection	$3,142,830	62.3%	$3,157,807	62.5%	$1,067,764	61.4%	$1,068,344	62.4%

Disposal(1)	1,585,915	31.5	1,578,567	31.2	558,442	32.1	545,318	31.9

Recycling	182,703	3.6	176,050	3.5	67,627	3.9	54,023	3.2

Other	129,482	2.6	146,265	2.8	45,838	2.6	44,433	2.5

	5,040,930	100.0%	5,058,689	100.0%	1,739,671	100.0%	1,712,118	100.0%

Intercompany Reported	(894,149)		(878,586)		(310,485)		(298,718)

revenues	$4,146,781		$4,180,103		$1,429,186		$1,413,400

(1)	Transfer revenues are included in disposal.

12.     Condensed Consolidating Financial Statements of Allied Waste Industries, Inc.

The 1998 Senior Notes, 1999 Notes and the 2001 Senior Notes issued by Allied NA (our wholly owned subsidiary) and certain debt of BFI (all of which are no longer registered under the Securities and Exchange Act of 1934) are guaranteed by us. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are Condensed Consolidating Balance Sheets as of September 30, 2002 and December 31, 2001, Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2002 and 2001 and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 of Allied Waste Industries, Inc. (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors):

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET
(in thousands, unaudited)

	September 30, 2002

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS

Current Assets —

Cash and cash equivalents	$144	$5,060	$93,187	$2,608	$—	$100,999

Accounts receivable, net	—	—	727,690	11,074	—	738,764

Prepaid and other current assets	—	—	44,001	64,566	—	108,567

Deferred income taxes, net	—	—	207,960	4,206	—	212,166

Total current assets	144	5,060	1,072,838	82,454	—	1,160,496

Property and equipment, net	—	—	4,074,828	20,660	—	4,095,488

Goodwill, net	—	—	8,498,199	72,414	—	8,570,613

Investment in subsidiaries	3,290,449	12,473,040	—	—	(15,763,489)	—

Other assets, net	—	142,540	132,712	70,086	—	345,338

Total assets	$3,290,593	$12,620,640	$13,778,577	$245,614	$(15,763,489)	$14,171,935

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities —

Current portion of long-term debt	$—	$104,085	$162,424	$—	$—	$266,509

Accounts payable	—	—	391,041	4,223	—	395,264

Accrued closure, post-closure and environmental costs	—	—	127,231	—	—	127,231

Accrued interest	—	205,100	15,199	—	—	220,299

Other accrued liabilities	52,750	—	173,605	141,328	—	367,683

Unearned revenue	—	—	234,401	2,406	—	236,807

Total current liabilities	52,750	309,185	1,103,901	147,957	—	1,613,793

Long-term debt, less current portion	—	7,801,236	911,567	—	—	8,712,803

Deferred income taxes	—	—	619,200	(12,870)	—	606,330

Accrued closure, post-closure and environmental costs	—	—	864,476	2,730	—	867,206

Due to/(from) parent	1,281,784	1,097,718	(2,311,679)	(67,823)	—	—

Other long-term obligations	14,651	143,409	272,135	200	—	430,395

Commitments and contingencies Series A Senior Convertible Preferred Stock	1,226,805	—	—	—	—	1,226,805

Stockholders’ Equity	714,603	3,269,092	12,318,977	175,420	(15,763,489)	714,603

Total liabilities and stockholders’ equity	$3,290,593	$12,620,640	$13,778,577	$245,614	$(15,763,489)	$14,171,935

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET
(in thousands)

	December 31, 2001

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

ASSETS

Current Assets —

Cash and cash equivalents	$149	$8,851	$115,726	$34,115	$—	$158,841

Accounts receivable, net	—	—	734,267	17,149	—	751,416

Prepaid and other current assets	—	—	90,686	41,340	—	132,026

Deferred income taxes, net	—	—	156,203	—	—	156,203

Total current assets	149	8,851	1,096,882	92,604	—	1,198,486

Property and equipment, net	—	—	3,776,651	234,235	—	4,010,886

Goodwill, net	—	—	8,484,468	72,409	—	8,556,877

Investment in subsidiaries	2,703,035	4,372,354	—	—	(7,075,389)	—

Other assets, net	—	165,320	364,553	50,971	—	580,844

Total assets	$2,703,184	$4,546,525	$13,722,554	$450,219	$(7,075,389)	$14,347,093

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities —

Current portion of long-term debt	$—	$—	$11,780	$10,350	$—	$22,130

Accounts payable	—	—	447,143	8,920	—	456,063

Accrued closure, post-closure and environmental costs	—	—	126,885	—	—	126,885

Accrued interest	—	165,601	27,271	—	—	192,872

Other accrued liabilities	30,723	—	293,022	79,071	—	402,816

Unearned revenue	—	—	230,359	2,410	—	232,769

Total current liabilities	30,723	165,601	1,136,460	100,751	—	1,433,535

Long-term debt, less current portion	—	8,113,711	1,068,217	55,575	—	9,237,503

Deferred income taxes	—	—	418,805	31	—	418,836

Accrued closure, post-closure and environmental costs	—	—	875,566	2,440	—	878,006

Due to/(from) parent	903,638	(6,414,670)	5,564,499	(53,467)	—	—

Other long-term obligations	14,000	—	609,905	485	—	624,390

Commitments and contingencies Series A Senior Convertible Preferred Stock	1,169,044	—	—	—	—	1,169,044

Stockholders’ Equity	585,779	2,681,883	4,049,102	344,404	(7,075,389)	585,779

Total liabilities and stockholders’ equity	$2,703,184	$4,546,525	$13,722,554	$450,219	$(7,075,389)	$14,347,093

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands, unaudited)

	Nine Months Ended September 30, 2002

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$3,983,767	$163,014	$—	$4,146,781

Cost of operations	—	—	2,360,088	116,000	—	2,476,088

Selling, general and administrative expenses	6,964	375	349,232	5,619	—	362,190

Depreciation and amortization	—	—	359,083	13,568	—	372,651

Operating (loss) income	(6,964)	(375)	915,364	27,827	—	935,852

Equity in earnings of subsidiaries	(129,073)	(458,341)	—	—	587,414	—

Interest expense and other	1,066	569,007	78,546	(2,219)	—	646,400

Intercompany interest expense (income)	(59,070)	(24,801)	82,957	914	—	—

Management fees	(3,750)	—	3,225	525	—	—

Income (loss) before income taxes	183,863	(86,240)	750,636	28,607	(587,414)	289,452

Income tax expense (benefit)	22,420	(215,109)	299,534	12,880	—	119,725

Minority interest	—	—	1,747	—	—	1,747

Income before extraordinary loss	161,443	128,869	449,355	15,727	(587,414)	167,980

Extraordinary loss, net of Income tax benefit	—	—	6,537	—	—	6,537

Net income	161,443	128,869	442,818	15,727	(587,414)	161,443

Dividends on preferred stock	57,771	—	—	—	—	57,771

Net income available to common shareholders	$103,672	$128,869	$442,818	$15,727	$(587,414)	$103,672

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2001

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$4,035,833	$144,270	$—	$4,180,103

Cost of operations	—	—	2,300,774	94,116	—	2,394,890

Selling, general and administrative expenses	7,930	—	315,080	4,595	—	327,605

Depreciation and amortization	—	—	339,252	7,959	—	347,211

Goodwill amortization	—	—	168,169	1,575	—	169,744

Non-cash loss on asset sale	—	—	107,011	—	—	107,011

Operating (loss) income	(7,930)	—	805,547	36,025	—	833,642

Equity in earnings on unconsolidated affiliates	—	—	(14,072)	—	—	(14,072)

Equity in earnings of subsidiaries	(20,575)	(352,434)	—	—	373,009	—

Interest expense and other	68	568,122	72,199	1,319	—	641,708

Intercompany interest expense (income)	(59,475)	(28,672)	86,022	2,125	—	—

Management fees	(3,750)	—	3,124	626	—	—

Income (loss) before income taxes	75,802	(187,016)	658,274	31,955	(373,009)	206,006

Income tax expense (benefit)	22,803	(213,083)	318,427	12,179	—	140,326

Minority interest	—	—	3,228	—	—	3,228

Income before extraordinary loss	52,999	26,067	336,619	19,776	(373,009)	62,452

Extraordinary loss, net of income tax benefit	—	9,453	—	—	—	9,453

Net income	52,999	16,614	336,619	19,776	(373,009)	52,999

Dividends on preferred stock	54,164	—	—	—	—	54,164

Net income (loss) available to common shareholders	$(1,165)	$16,614	$336,619	$19,776	$(373,009)	$(1,165)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands, unaudited)

	Three Months Ended September 30, 2002

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,384,779	$44,407	$—	$1,429,186

Cost of operations	—	—	811,133	40,937	—	852,070

Selling, general and administrative expenses	2,227	125	116,603	1,791	—	120,746

Depreciation and amortization	—	—	126,145	982	—	127,127

Operating (loss) income	(2,227)	(125)	330,898	697	—	329,243

Equity in earnings of subsidiaries	(46,157)	(159,148)	—	—	205,305	—

Interest expense and other	160	194,511	27,164	(2,662)	—	219,173

Intercompany interest expense (income)	(19,690)	(8,267)	27,662	295	—	—

Management fees	(1,250)	—	1,075	175	—	—

Income (loss) before income taxes	64,710	(27,221)	274,997	2,889	(205,305)	110,070

Income tax expense (benefit)	7,592	(73,616)	110,129	1,678	—	45,783

Minority interest	—	—	632	—	—	632

Income before extraordinary loss	57,118	46,395	164,236	1,211	(205,305)	63,655

Extraordinary loss, net of income tax benefit	—	—	6,537	—	—	6,537

Net income	57,118	46,395	157,699	1,211	(205,305)	57,118

Dividends on preferred stock	19,779	—	—	—	—	19,779

Net income available to common shareholders	$37,339	$46,395	$157,699	$1,211	$(205,305)	$37,339

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in thousands, unaudited)

	Three Months Ended September 30, 2001

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,311,369	$102,031	$—	$1,413,400

Cost of operations	—	—	733,883	73,956	—	807,839

Selling, general and administrative expenses	2,510	—	115,349	1,794	—	119,653

Depreciation and amortization	—	—	113,368	5,208	—	118,576

Goodwill amortization	—	—	56,192	525	—	56,717

Operating (loss) income	(2,510)	—	292,577	20,548	—	310,615

Equity in earnings of subsidiaries	(7,432)	(109,805)	—	—	117,237	—

Interest expense and other	68	185,268	24,540	1,192	—	211,068

Intercompany interest expense (income)	(19,825)	(9,510)	27,237	2,098	—	—

Management fees	(1,250)	—	624	626	—	—

Income (loss) before income taxes	25,929	(65,953)	240,176	16,632	(117,237)	99,547

Income tax expense (benefit)	7,637	(69,424)	136,228	6,305	—	80,746

Minority interest	—	—	509	—	—	509

Net income	18,292	3,471	103,439	10,327	(117,237)	18,292

Dividends on preferred stock	18,544	—	—	—	—	18,544

Net income (loss) available to common shareholders	$(252)	$3,471	$103,439	$10,327	$(117,237)	$(252)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30, 2002

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash provided by (used for) operating activities	$(2,599)	$74,800	$582,910	$45,151	$—	$700,262

Investing activities —

Cost of acquisitions, net of cash acquired	—	—	(29,573)	—	—	(29,573)

Proceeds from divestitures, net of cash divested	—	—	2,489	—	—	2,489

Capital expenditures, excluding acquisitions	—	—	(236,752)	(197,073)	—	(433,825)

Capitalized interest	—	—	(16,947)	—	—	(16,947)

Proceeds from sale of fixed assets	—	—	22,654	1,388	—	24,042

Other investing activities	—	—	(12,430)	—	—	(12,430)

Cash used for investing activities	—	—	(270,559)	(195,685)	—	(466,244)

Financing activities —

Net proceeds from exercise of stock options	2,594	—	—	—	—	2,594

Proceeds from long-term debt, net of issuance Costs	—	484,190	(2,308)	192,700	—	674,582

Repayments of long-term debt	—	(692,097)	(264,976)	(11,963)	—	(969,036)

Intercompany and capital funding between issuer and subsidiary	—	129,316	(67,606)	(61,710)	—	—

Cash provided by (used for) financing activities	2,594	(78,591)	(334,890)	119,027	—	(291,860)

Decrease in cash and cash equivalents	(5)	(3,791)	(22,539)	(31,507)	—	(57,842)

Cash and cash equivalents, beginning of period	149	8,851	115,726	34,115	—	158,841

Cash and cash equivalents, end of period	$144	$5,060	$93,187	$2,608	$—	$100,999

	Nine Months Ended September 30, 2001

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash provided by (used for) operating activities	$(6,977)	$(358,173)	$967,276	$(10,511)	$—	$591,615

Investing activities —

Cost of acquisitions, net of cash acquired	—	—	(230,693)	—	—	(230,693)

Proceeds from divestitures, net of cash divested	—	—	359,866	—	—	359,866

Accruals for acquisition price and severance	—	—	(1,362)	—	—	(1,362)

Capital expenditures, excluding acquisitions	—	—	(207,909)	(211,387)	—	(419,296)

Capitalized interest	—	—	(35,864)	—	—	(35,864)

Proceeds from sale of fixed assets	—	—	23,047	214	—	23,261

Other investing activities	—	—	(8,909)	1,290	—	(7,619)

Cash used for investing activities	—	—	(101,824)	(209,883)	—	(311,707)

Financing activities —

Net proceeds from exercise of stock options	6,171	—	—	—	—	6,171

Proceeds from long-term debt, net of issuance costs	—	1,726,553	(21,609)	45,000	—	1,749,944

Repayments of long-term debt	—	(2,046,053)	(10,877)	(937)	—	(2,057,867)

Intercompany between issuer and subsidiaries	—	681,170	(873,356)	192,186	—	—

Cash provided by (used for) financing activities	6,171	361,670	(905,842)	236,249	—	(301,752)

Increase (decrease) in cash and cash equivalents	(806)	3,497	(40,390)	15,855	—	(21,844)

Cash and cash equivalents, beginning of period	959	2,669	117,840	626	—	122,094

Cash and cash equivalents, end of period	$153	$6,166	$77,450	$16,481	$—	$100,250

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.     Non-recurring items

During the quarter ended September 30, 2002, we had two non-recurring items. During the quarter, a legal matter was resolved. The accrual for this legal matter that had been established in connection with the acquisition of BFI was no longer necessary. We reversed approximately $10.7 million of accruals in connection with the legal settlement to cost of operations.

In addition, based on a change in the long-term disposal plans of a municipality that became known during the quarter, management determined that a market development project was no longer viable. As a result, we recorded a non-cash charge of $9.9 million to cost of operations for the write-off of costs that had been previously deferred associated with the project.

14.     Subsequent events

In October 2002, we sold certain non-integrated collection operations for net proceeds of approximately $70 million. In connection with our strategic business model and ongoing review of the operations, we determined that the sale of such assets would allow us to deploy proceeds from the sale to purchase more productive assets in other markets that improve our market density and internalization. We have initially used the proceeds to repay debt and plan to redeploy approximately $30 million of the proceeds to purchase other assets. The carrying value of the assets sold was approximately $65 million at the time of the sale. Revenues and net operating income of the sold operations represent approximately 1% of our consolidated revenue and net operating income for the period prior to the sale during 2002. The assets were held for use and were not previously impaired based on the criteria and analysis under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In connection with this sale, we do not anticipate a loss and are currently evaluating the realizability of the remaining goodwill in accordance with SFAS 142.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein.

Introduction

Allied Waste Industries Inc. (Allied or we), a Delaware corporation, is the second largest non-hazardous solid waste management company in the United States. We operate as a vertically integrated company providing collection, transfer, disposal and recycling services for approximately 10 million residential, commercial and industrial customers. We serve customers through a network of 343 collection companies, 174 transfer stations, 168 active landfills, and 65 recycling facilities within 39 states.

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

General

Our business strategy is to develop vertically integrated operations to internalize the waste we collect and thus realize higher margins from our operations. By disposing of waste at company-owned and/or operated landfills, we retain the margin generated through disposal operations that would otherwise be earned by third-party landfills. Approximately 67% of the waste we collect as measured by disposal volumes was disposed of at landfills we own and/or operate in the third quarter of 2002, which is comparable to the quarter ended September 30, 2001. In addition, transfer stations are an integral part of the disposal process. We locate our transfer stations in areas where our landfills are outside of the population centers in which we collect waste. Such waste is transferred to long-haul trailers or rail cars and transported to our landfills.

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

Revenues by Service Line (in thousands, except percentages):

	Nine Months Ended September 30,

	2002		2001

Collection	$3,142,830	62.3%	$3,157,807	62.5%

Disposal(1)	1,585,915	31.5	1,578,567	31.2

Recycling	182,703	3.6	176,050	3.5

Other	129,482	2.6	146,265	2.8

	5,040,930	100.0%	5,058,689	100.0%

Intercompany	(894,149)		(878,586)

Reported revenues	$4,146,781		$4,180,103

(1)	Transfer revenues are included in disposal.

Revenues by Area:

	Nine Months Ended September 30,

	2002	2001
Eastern	28.3%	29.2%

Southern	24.3	24.7

Central	25.4	24.8

Western	21.5	20.7

Other(1)	0.5	0.6

Total revenues	100.0%	100.0%

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization.

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

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. The U.S. Securities and Exchange Commission has defined a company’s most critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. These judgments and estimates often involve future events. Based on this definition, we have identified the critical accounting policies and judgments addressed under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2001. Below is an update of those judgments and estimates to include the evaluation of deferred contract costs associated with potential future revenue producing contracts and the evaluation of goodwill impairment as prescribed by SFAS 142, which was adopted on January 1, 2002. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time of the valuations. Actual results may differ significantly from estimates under different assumptions or conditions.

Deferred Contract Costs —

Nature of Asset: We incur costs associated with business development projects and long-term revenue producing contracts. Certain costs incremental and directly related to these activities, such as legal, engineering, and third party consultant fees, are deferred and recognized as operating expense over the period of benefit. At September 30, 2002, we have invested approximately $6.5 million on development projects such as waste transfer sites and disposal contracts in anticipation of receiving or in conjunction with long-term revenue producing contracts.

Evaluation of Realizability: If circumstances occur where we believe a project would not be consummated, the costs would be immediately expensed. During third quarter 2002, we recorded a charge of $9.9 million for the write-off of certain deferred costs associated with a project we no longer believe will be consummated. At this time we believe that the on-going projects are viable and we are actively working towards finalization. However, resolving the details of the projects is dependent upon contractual, legislative, regulatory, and financing elements.

Residual Accounting Risk: There is risk that issues surrounding finalization of the contracts and obtaining permits may not be satisfactorily resolved to enable us to go forward with the projects. If future circumstances indicate that it is no longer prudent to continue to develop a project, or we determine it is no longer a viable project, we would recognize the accumulated deferred contract costs immediately as a charge to operating expense. There may be additional costs incurred between now and the time that any such determination is made.

Goodwill Recoverability Evaluation —

Valuation Methodology: We evaluate goodwill for impairment based on fair value of each operating segment. We estimate fair value using discounted cash flows.

Evaluation Criteria: SFAS 142 requires an annual assessment of goodwill impairment to be completed by applying a fair value based test to each of our segments. In addition, we test goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in legal factors, liquidity or in the business climate, a significant adverse action or assessment by a regulator, unanticipated competition, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of an operating segment or a significant portion of an operating segment.

Recognition Criteria: We recognize an impairment for the difference between the net book value and the fair value of goodwill, if the net book value exceeds the fair value. We estimate the fair value of our operating segments based on net cash flows discounted using a weighted-average cost of capital.

Residual Accounting Risk: If there are changes in events or circumstances, including lower than anticipated cash flows generated by our operations or determinations to divest of certain operations, goodwill could be impaired which would result in a non-cash charge to earnings. The estimated fair value could change as there are future changes in our capital structure, cost of debt, interest rates, ability to perform at levels that were forecasted, or a permanent change in our market capitalization. Since the cash flows and net book value vary by operating segment, the degree of excess fair value also varies by operating segment. Excess fair value is defined as the amount by which the estimated fair value exceeds the net book value.

In the past, we have incurred non-cash losses on sales of assets when we believed that re-deployment of the proceeds from the sale of such assets could improve operations and was economically beneficial. If such decisions are made in the future, we could incur additional non-cash losses on asset sales. Under SFAS 142 we evaluate goodwill impairment at our operating segment level (our four geographic areas), which is an aggregate of several vertically integrated businesses with similar operational characteristics. There is a range of cash earnings from the businesses within the vertically integrated asset groups. A divestiture of any individual asset below the operating segment level could result in a loss. At the time of a divestiture of an individual business unit within an operating segment, goodwill is allocated to that business unit and a gain or loss on disposal is derived. Subsequently, the remaining goodwill in the operating segment that the assets were divested from is re-evaluated for realizability, which could result in additional loss being recognized.

Results of Operations

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:

	Nine Months Ended September 30,		Three Months Ended September 30,

	2002	2001	2002	2001

Statement of Operations Data:

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of operations	59.7	57.3	59.6	57.2

Selling, general and administrative expenses	8.7	7.8	8.5	8.5

Depreciation and amortization	9.0	8.3	8.9	8.4

Goodwill amortization	—	4.1	—	4.0

Non-cash loss on asset sale	—	2.6	—	—

Operating income	22.6	19.9	23.0	21.9

Equity in earnings of unconsolidated affiliates	—	(0.3)	—	—

Interest expense and other	15.6	15.3	15.3	14.9

Income before income taxes	7.0	4.9	7.7	7.0

Income tax expense	2.9	3.3	3.2	5.7

Minority interest	0.0	0.1	0.0	0.0

Income before extraordinary loss, net of income tax benefit	4.1	1.5	4.5	1.3

Extraordinary loss, net of income tax benefit	0.2	0.2	0.5	0.0

Net income	3.9	1.3	4.0	1.3

Dividends on preferred stock	1.4	1.3	1.4	1.3

Net income available to common shareholders	2.5%	0.0%	2.6%	0.0%

Three and Nine Months Ended September 30, 2002 and 2001

Revenues. For the three months ended September 30, 2002 revenues were $1.43 billion compared to $1.41 billion for the same period in 2001, an increase of $15.8 million or 1.1%. During the quarter, revenue (excluding commodity revenues) increased by $31.9 million from volume increases, offset by a decrease in revenues of $33.1 million from continued pricing pressures. Pricing pressures are primarily being experienced in the roll-off business and the commercial collection business, while the residential business has shown resiliency to the economic slowdown. Landfill volumes increased in third quarter 2002 as compared to 2001 and pricing held fairly constant. The overall increase in revenues is primarily attributable to $11.8 million of revenues from net acquisitions and a net increase in commodity and other revenues of $5.0 million. Commodity volumes declined by 5% during the quarter compared to prior year; however, our per unit average price of our primary commodities, old corrugated cardboard and old news paper, increased year over year.

For the nine months ended September 30, 2002, revenues were $4.15 billion compared to $4.18 billion for the same period in 2001, a decrease of $33.3 million or 0.8%. The decrease in revenues (excluding commodity revenues) is primarily attributable to a decrease in per unit pricing of $67.1 million, partially offset by an increase in volumes of $18.6 million from an increase and a net increase of $7.1 from net acquisitions and other revenue. The per unit pricing in commercial and roll-off business continue to be negatively impacted by the economic slowdown, while landfill volumes increased. Commodity revenues increased by $8.1 million when comparing year to date 2002 to 2001. The increase in commodity revenues is primarily attributable to the rebound in commodity prices during mid-2002.

Cost of Operations. For the three months ended September 30, 2002, cost of operations was $852.1 million compared to $807.8 million for the same period last year, an increase of 5.5%. The 2001 costs of operations includes $2.2 million of acquisition related and unusual costs primarily consisting of BFI transition activities. Cost of operations for 2002 includes a reversal of $10.7 million of accruals established in connection with the BFI acquisition for a legal matter that was settled during the quarter, and a non-cash charge of $9.9 million related to a market development project determined during the quarter to no longer be viable. Excluding these items, cost of operations as a percentage of revenue increased from 57.0% in 2001 to 59.6% in 2002. The increase is primarily attributable to an increase in overall operating costs from normal inflation and an increase of approximately 15% in annual insurance costs. Transportation, disposal and other variable operating costs increased as a result of the additional volumes. Economic pricing pressures have made it difficult to recover the increases in cost of operations.

For the nine months ended September 30, 2002, cost of operations was $2.48 billion compared to $2.39 billion for the same period last year, reflecting an increase of 3.4%. Included in 2001 costs of operations is $9.6 million of acquisition related and unusual costs primarily consisting of BFI transition activities. Excluding these items and the non-recurring items in 2002 discussed above, cost of operations as a percentage of revenue increased from 57.1% in 2001 to 59.7% in 2002. The increase is a result of inflationary cost increases that have not been recoverable through price increases due to continued economic driven pricing pressures.

Selling, General and Administrative Expenses. For the three and nine months ended September 30, 2002, selling, general and administrative expenses was $120.7 million and $362.2 million compared to $119.7 million and $327.6 million for the same periods in 2001, an increase of 0.9% and 10.6%, respectively. Included in selling, general and administrative expenses is $9.6 million and $14.9 million of acquisition related and unusual costs primarily consisting of BFI transition activities for the three and nine months ended September 30, 2001, respectively. Excluding acquisition related and unusual costs, the increase in selling, general and administrative expenses is primarily attributable to the expansion of the field organization completed in early 2002 and an overall increase from normal inflation.

Depreciation and Amortization. For the three months ended September 30, 2002, depreciation and amortization was $127.1 million compared to $118.6 million in 2001, an increase of 7.2%. Depreciation and amortization was $372.7 million for the nine months ended September 30, 2002 compared to $347.2 million for the same period in 2001, an increase of 7.3%. As a percentage of revenues, depreciation and amortization expense increased to 8.9% from 8.4% and to 9.0% from 8.3% for the three and nine months ended September 30, 2002 compared to 2001, respectively. The increase is primarily a result of increased capital expenditures and higher landfill volumes in 2002 as compared to 2001.

Goodwill Amortization. Effective January 1, 2002, we discontinued the amortization of our goodwill upon the adoption of SFAS 142. For the three months and nine months ended September 30, 2001, goodwill amortization was $56.7 million and $169.7 million, respectively.

Non-Cash Loss on Asset Sale. As part of our ongoing review of operations and our goal of having a self-funding market development program, we sold certain non-integrated operations during February 2001 in the Northeast region for approximately $53 million and reflected a non-cash loss of approximately $107 million ($65 million, net of income tax benefit) in the reported results for the nine months ended September 30, 2001. The proceeds were used to repay debt, and subsequently redeployed as a part of our self-funding market development program to purchase assets in other markets that improve our market density and internalization.

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

Interest expense and other. Interest expense and other was $219.2 million and $211.1 million for the three months ended September 30, 2002 and 2001, respectively. Interest expense and other was $646.4 million and $641.7 million for the nine months ended September 30, 2002 and 2001, respectively. Excluding the non-cash effect of accounting for de-designated interest rate swap contracts, the comparable interest expense for the three and nine months ended September 30, 2002 was $201.2 and $612.0 million representing a decrease of 4.7% and 4.6%, respectively. The decrease is a result of continued repayment of debt over the past four quarters.

Included in interest expense and other, during the three and nine months ended September 30, 2002 is $8.9 million and $26.6 million, respectively, of amortization of amounts in accumulated other comprehensive income in stockholders’ equity and a losses of $9.1 million and $7.9 million, respectively, related to the change in market value of the interest rate swap contracts that were de-designated December 31, 2001. Before de-designation, the changes in market value were recorded as a component of equity in accumulated other comprehensive income.

Income Taxes. Income taxes reflect an effective tax rate of approximately 42% for three and nine months ended September 30, 2002 and 81.5% and 69.2% for the three and nine months ended September 30, 2001. The effective tax rate has decreased due to the cessation of goodwill amortization, most of which is non-deductible for income tax purposes.

Extraordinary Loss, net. In August 2002, we repaid the 2001 subsidiary line of credit prior to its maturity date. In connection with this repayment, during the three months ended September 30, 2002, we recognized an extraordinary loss of approximately $10.9 million ($6.5 million, net of income tax benefit) related to the write-off of deferred debt issuance costs and for a prepayment penalty paid.

In January 2001, we repaid $589.5 million of the 1999 Credit Facility prior to its maturity date, with net proceeds from the issuance of $600 million senior notes. In connection with this repayment, we recognized an extraordinary charge for the early extinguishment of the debt of approximately $15.6 million ($9.5 million, net of income tax benefit) related to the write-off of deferred debt issuance costs, which is reflected in the results for the nine months ended September 30, 2001.

Dividends on Preferred Stock. Dividends on preferred stock were $19.8 million and $57.8 million for the three and nine months ended September 30, 2002 compared to $18.5 million and $54.2 million for the same periods in 2001. The dividends on preferred stock reflect the 6.5% dividend on the liquidation preference of the preferred stock issued on July 30, 1999 in connection with the financing of the acquisition of BFI. Dividends were not paid in cash, instead, the liquidation preference of the preferred stock increased by accrued, but unpaid dividends.

Liquidity and Capital Resources

Our operational liquidity needs are met with operating cash flow. When non-operating liquidity needs arise, they are met, if not from remaining operating cash flow, with borrowings under our revolving credit facility. Cash provided by operations for the nine months ended September 30, 2002 was $700.3 million (including $69.7 million spent against non-recurring acquisition accruals). Cash provided from operations increased by $108.7 million or 18.4% when compared to the same period in the prior year. During the nine months ended September 30, 2002, cash from operations, the application of $57.8 million of balance sheet cash, and proceeds from the sale of fixed assets of $24.0 million was used to fund $433.8 million of capital expenditures, $27.1 million of net market development activity and $40.9 million of other non-operating net cash outflows in addition to reducing debt by $280.3 million. At September 30, 2002, the current portion of our outstanding debt was $266.5 million, substantially all of which is required to be repaid during 2003. We believe this debt reduction will be achieved with operating cash flows.

In October 2002, we divested certain non-integrated collection operations for net proceeds of approximately $70 million. We have initially used the proceeds to repay debt, however, we plan to redeploy approximately $30 million of net proceeds to purchase other assets.

During the nine months ended September 30, 2001, cash provided by operations for the nine months ended September 30, 2001 of $591.6 million, is net of $105.4 million spent against non-recurring acquisition related accruals and on transition costs. Cash provided by operations exceeded capital expenditure requirements of $419.3 million (net of capitalized interest of $35.9 million) by $136.4 million. Proceeds of $359.9 million from divestitures of solid waste businesses and the American Ref-Fuel transaction described above provided liquidity for market development acquisitions of $230.7 million. During the nine months ended September 30, 2001, we were able to repay $307.9 million of our debt using the excess cash provided by both operating and non-operating sources.

We have historically operated and we expect that we will continue to operate with a working capital deficit. We regularly use excess available cash from operating and non-operating activities to pay the current portion of our outstanding debt. All debt obligations are recorded on our balance sheet and we have no off-balance sheet debt.

The following information on our debt maturity schedule is as of September 30, 2002 (in millions):

Debt	2002	2003	2004	2005	2006	2007	Thereafter	Total

Revolving Credit	$—	$—	$—	$—	$—	$—	$—	$—

Facility Tranche A term loan	—	104.1	450.0	525.0	—	—	—	1,079.1

Tranche B term loan	—	—	—	—	805.3	—	—	805.3

Tranche C term loan	—	—	—	—	—	966.3	—	966.3

6.10% BFI Senior notes	—	156.7	—	—	—	—	—	156.7

7.375% Senior notes	—	—	225.0	—	—	—	—	225.0

7.875% BFI Senior notes		—	—	—	—	—	875.0	875.0

7.625% Senior notes	—	—	—	—	600.0	—	—	600.0

8.785% Senior notes due 2008	—	—	—	—	—	—	600.0	600.0

8.50% Senior notes due 2008	—	—	—	—	—	—	750.0	750.0

6.375% BFI Senior notes due 2008	—	—	—	—	—	—	161.2	161.2

7.875% Senior notes due 2009	—	—	—	69.5	—	—	—	69.5

10.00% Senior Sub Notes due 2009	—	—	—	—	—	—	2,000.0	2,000.0

9.25% BFI debentures due 2021	—	—	—	—	—	—	99.5	99.5

7.40% BFI debentures due 2035	—	—	—	—	—	—	360.0	360.0

Other Debt	1.9	6.0	4.0	14.4	4.9	0.6	298.3	330.1

Total principal due	$1.9	$266.8	$679.0	$608.9	$1,410.2	$966.9	$5,144.0	$9,077.7

Discount, net								(98.4)

Total debt balance								$8,979.3

Cash flow available to repay debt in excess of the current year’s maturities will be ratably applied to future maturities of the 1999 Credit Facility. Consistent with our “Financing Plan” as disclosed in the 2001 Form 10-K, we anticipate refinancing the 1999 Credit Facility that matures in 2005, which consists of the Revolving Credit Facility, tranche A term loan, tranche B term loan and tranche C term loans by late 2003 or early 2004.

The following information on our 1999 Credit Facility is as of September 30, 2002 (in millions, except ratios):

Revolver Availability:

Capacity Commitment	$1,291

Less: Borrowings	—

Less: Letters of Credit outstanding	686

Total Availability	$605

Credit Facility Financial Covenants:

Debt / EBITDA (1)	5.04	x

Covenant Maximum	5.75	x

EBITDA in excess of covenant requirement	$186.8

EBITDA / Total Interest (1)	2.19	x

Covenant Minimum	2.00	x

EBITDA in excess of covenant requirement	$141.1

(1) EBITDA and interest are defined in the 1999 Credit Facility and are based on twelve month trailing amounts.

Our ability to pay dividends on preferred and common stock is most significantly limited by the 1999 Credit Facility, which specifies that in order to pay cash dividends, the ratio of Total Debt/EBITDA must be less than 4:1. This ratio was 5.04:1 at September 30, 2002 and therefore we are currently precluded from the payment of cash dividends. Shares of preferred stock are entitled to cumulative quarterly dividends in an amount equal to 6.5% per annum. Beginning July 30, 2004, the dividend rate on the preferred stock increases to 12% per annum for any dividends that are not paid in cash. There are circumstances under which we would not be required to accrue dividends at the 12% rate. As long as we have a Total Debt/EBITDA ratio of less than 4:1, under the current 1999 Credit Facility, we would be able to pay cash dividends at the 6.5% rate.

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

During the second quarter of 2002, we received notification from the IRS disallowing all of the capital loss referred to above. If such disallowance were ultimately fully sustained, we now estimate we could owe additional federal and state income tax of up to $310 million and accrued interest through September 30, 2002 of approximately $38 million. We also received a notification from the IRS assessing a penalty of between 20% and 40% of the additional income tax resulting from the disallowance. Because of several meritorious defenses, we believe the successful assertion of penalties is remote.

In October 2002, the IRS issued a revenue procedure outlining two resolution alternatives related to this matter. Tax payers can elect to participate under this revenue procedure if certain eligibility requirements are met. We are currently evaluating the IRS issuance. We continue to believe our position is well supported and we will vigorously contest the disallowance. The resolution of this matter may entail efforts including administrative appeals and litigation which could extend over several years. An unfavorable result could require future cash expenditures but should have minimal, if any, impact on our consolidated results of operations.

We have included a discussion of our obligations and commitments, our finance plan and the effects of the finance plan on our interest rate swap portfolio accounting in our December 31, 2001 Form10-K under Item 7 as updated in our Form 8-K dated October 30, 2002. There have not been significant changes in our business that would require an update to those disclosures during the nine months ended September 30, 2002.

General information about us can be found at www.alliedwaste.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission.

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

All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our operations and whether Forward Looking Statements made by us ultimately prove to be accurate. These risks and uncertainties include, without limitation, (1) continuing weakness in the U.S. economy in 2002 and beyond may continue a decline in the demand for the Company’s services (particularly in the commercial and industrial sectors), a decline in the price of commodities sold by the Company, and increased competitive pressure on pricing generally make it more difficult for the Company to predict economic trends; (2) the Company may be impeded in the successful integration of acquired businesses and its market development efforts; (3) a change in interest rates or a reduction in the Company’s cash flow could impair the Company’s ability to service and reduce its debt obligations; (4) volatility in interest rates may, among other things, affect earnings due to possible mark to market changes on certain interest rate hedges; (5) divestitures by the Company may not raise funds exceeding financing needed for acquisitions in the near term; and (6) severe weather conditions could impair the Company’s operating results.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, evaluated, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-14) on October 22, 2002. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee. In connection with this evaluation, there were no breaches of such controls that would require disclosure to the Audit Committee or our auditors.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to October 22, 2002. There were no significant deficiencies or material weaknesses; therefore, there were no corrective actions to be taken.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

         There are two pending environmental enforcement matters where potential monetary sanctions are reasonably likely to exceed $100,000. During 2002, we received an Administrative Order from the New Jersey Department of Environmental Protection alleging violations of permit and regulatory requirements at our Linden, New Jersey transfer station and seeking a penalty of $140,000 and reducing the daily limit on the volume of waste that the transfer station is allowed to handle. Additionally, in 2001, the U.S. Environmental Protection Agency notified us of alleged violations of the Clean Air Act related to the practice of crushing appliances, some of which contained freon or other regulated chlorofluorocarbons. We have signed a Consent Decree agreeing to settle this claim by paying a civil penalty of $782,550 and implementing a supplemental environmental project at a transfer station.

Item 2. Changes in Securities and Use of Proceeds

         None.

Item 3. Defaults upon Senior Securities

         None.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits —

99.1*	Certification Pursuant to 18 U.S.C.§1350 of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer

99.2*	Certification Pursuant to 18 U.S.C.§1350 of Thomas W. Ryan, Executive Vice President and Chief Financial Officer

         (b)  Reports on Form 8-K during the Quarter Ended September 30, 2002 —

July 31, 2002	Our current report on Form 8-K reports the financial results for the second quarter of 2002.

August 1, 2002	Our current report on Form 8-K to disclose information regarding certifications.

August 13, 2002	Our current report on Form 8-K to announce completion of PricewaterhouseCooper’s re-audit of 2001 financial results with no adjustments.

August 14, 2002	Our current report on Form 8-K to report executed sworn statements in accordance with SEC Order No. 4-460.

August 19, 2002	Our current report on Form 8-K to report our re-audited financial results.

September 18, 2002	Our current report on Form 8-K to announce the Company’s intention to offer $250 million in Senior Notes.

September 20, 2002	Our current report on Form 8-K to announce the Company’s withdrawal offering of $250 million in Senior Notes.

*	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant, Allied Waste Industries, Inc., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED WASTE INDUSTRIES, INC.

By:	/s/ THOMAS W. RYAN Thomas W. Ryan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ JAMES E. GRAY James E. Gray Vice President, Controller and Chief Accounting Officer

Date: November 8, 2002

CERTIFICATIONS

I, Thomas H. Van Weelden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Allied Waste Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ALLIED WASTE INDUSTRIES, INC.

By:	/s/ THOMAS H. VAN WEELDEN Thomas H. Van Weelden Chairman of the Board of Directors and Chief Executive Officer

Date: November 8, 2002

CERTIFICATIONS

I, Thomas W. Ryan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Allied Waste Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

4.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

5.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

7.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ALLIED WASTE INDUSTRIES, INC.

By:	/s/ THOMAS W. RYAN Thomas W. Ryan Executive Vice President and Chief Financial Officer

Date: November 8, 2002

Exhibit Index

99.1*	Certification Pursuant to 18 U.S.C.§1350 of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer

99.2*	Certification Pursuant to 18 U.S.C.§1350 of Thomas W. Ryan, Executive Vice President and Chief Financial Officer