Form 10-K
period 2002-12-31
ALLIED WASTE INDUSTRIES INC
filed 2003-03-27
CIK 848865

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____ to ____

Commission File Number 0-19285

ALLIED WASTE INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-0228636 (IRS Employer Identification Number)

15880 North Greenway-Hayden Loop, Suite 100 Scottsdale, Arizona (Address of principal executive offices)	85260 (Zip Code)

Registrant’s telephone number, including area code: (480) 627-2700

     Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

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
Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☒ No ☐

     The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant was $1,893,141,926 as of June 28, 2002.

     The number of shares of the registrant’s common stock, $.01 par value, outstanding at March 25, 2003 was 196,824,278.

     The registrant’s proxy statement is to be filed in connection with the registrant’s 2003 annual meeting of stockholders, portions of which are incorporated by reference into Part III of this report.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Market Price and Dividends on the Common Stock and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements on Accounting and Financial Disclosure
PART III
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
EX-3.1(ii)
EX-10.18
EX-10.44
EX-10.46
EX-10.49
EX-10.75
EX-10.76
EX-10.77
EX-12.1
EX-14
EX-21
EX-23.1
EX-99.1
EX-99.2

     Unless the context requires otherwise, reference in this Form 10-K to “Allied,” “we,” “us” and “our”, refer to Allied Waste Industries, Inc. and its consolidated subsidiaries.

PART I

Item 1. Business

Overview

We are the second largest, non-hazardous solid waste management company in the United States. The non-hazardous solid waste industry in the United States generates approximately $40 billion of annual revenue from publicly traded companies, municipalities and privately held companies. Publicly traded companies generate approximately 47% of the revenues, while municipalities and private companies generate approximately 30% and 23% of revenues, respectively. Presently, the three largest publicly traded companies in the waste management industry in the United States generate over 90% of the public company revenues.

We provide collection, transfer, recycling and disposal services for approximately 10 million residential, commercial and industrial customers. We operate as a vertically integrated company which entails picking up waste from businesses and residences and disposing of that waste in our own landfills to the extent that it is economically feasible (referred to as internalization). This allows us greater stability in and control over the waste flow into our landfills and, therefore, greater control over the cash flow stability in our business. We serve our customers through a network of 340 collection companies, 175 transfer stations, 169 active landfills and 66 recycling facilities in 118 major markets within 39 states.

We reported revenues of approximately $5.5 billion and approximately $5.6 billion for the years ended December 31, 2002 and 2001, respectively. During the years ended December 31, 2002 and 2001, we generated operating cash flows of approximately $1,032.7 million and $905.2 million, and reinvested $542.3 million and $500.9 million of capital into the business, respectively. During 2002, we reduced our debt balance by $377.5 million to $8.88 billion and our debt to total capitalization was 82.1% and 84.1% at December 31, 2002 and 2001, respectively. Our current business objectives are to focus on internal growth and maximize cash flow to repay debt.

Our management philosophy utilizes a decentralized operating model, with centralized management oversight and centralized control of functions and activities related to risk, regulations and compliance. Because the waste collection and disposal business is a very local business, operations and opportunities differ in each of our markets. By utilizing a decentralized operating model, the day-to-day operating decisions are made locally, close to the customer. We believe that this model allows us to maximize the growth and development opportunities in each market in which we operate and has largely contributed to our ability to operate the business efficiently, while maintaining effective controls over our operations and administrative matters, including financial reporting and risk management.

We were incorporated in Delaware in 1987. Since then we have acquired companies within the waste industry that either provide additional infrastructure, such as landfills and transfer stations in existing markets, or tuck into our existing collection companies and enhance our internalization and profitability in a market. Since 2001, we have funded the acquisition of companies through the proceeds from divestitures of our own non-integrated assets. In 2002, we divested companies with $69.3 million of annualized revenue for net proceeds of $84.3 million and acquired companies with $28.3 million of annualized revenue for a purchase price of $55.4 million.

General information about us can be found at www.alliedwaste.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (the SEC).

Business Strategy

The major components of our business strategy are intended to maximize operating cash flows to enable us to continue to pay down debt. These components are: (1) operating vertically integrated, non-hazardous solid waste service businesses with a high rate of waste internalization (which is the process of transferring to and disposing of waste we collect at our own landfills); (2) managing our businesses locally with a strong operations focus on customer service; (3) maintaining or improving our market position through internal development and incremental acquisitions; and (4) maintaining the financial capacity and effective administrative systems and controls to support on-going operations and future growth.

Vertical Integration and Internalization. Our vertical integration business strategy has been and continues to be the key element of our operating philosophy. The fundamental objective of the vertical integration business model is to control the waste stream from the point of collection through disposal, thereby achieving a high rate of waste internalization (or the percentage of collected waste that we manage through to disposal). We have built through market-specific acquisitions vertically integrated operations typically consisting of collection companies, transfer stations, recycling facilities and landfills. We target strategic acquisitions in specific markets to maximize our vertical integration strategy. Within our markets, we seek to strengthen our competitive position and improve our financial returns by acquiring and selling operating assets. We believe that we can realize competitive advantages by continuously implementing this strategy across existing and selected new markets in the United States. Our internalization rate, as measured by collection volumes, was approximately 67% at the end of 2002 and 2001.

Focus on Customer Service Excellence. Decentralized operations and local management characterize our operations-oriented business strategy. Historically, we have successfully focused our management development activities on recruiting and retaining operating managers with extensive industry and local market experiences. Our senior operating management average over 25 years of industry experience. By continuing to hire and retain experienced, local market-oriented managers, we believe that we are well positioned to react to customer needs and changes in our markets and are able to capitalize on growth opportunities. The focus on customer services is supported by investing in and maintaining a quality asset base and providing training programs that maximize our operational excellence.

Internal Development and Incremental Acquisitions. Our focus is on achieving a sustainable rate of long-term growth and efficiently operating the assets we have accumulated since the early 1990’s. We intend to increase revenues by increasing volumes collected and disposed of and by increasing the rates we charge for the services we provide. We intend to supplement this internal growth with acquisitions of operating assets in existing markets, such as landfills and transfer stations, and tuck-in acquisitions of privately owned solid waste operations, funded by the sale of operations that are not consistent with our business model. We also intend to examine opportunities when government entities privatize the operation of all or part of their solid waste systems. In addition, we seek to achieve broad domestic geographic diversification in our operations through market development initiatives.

Maintaining Financial Capacity and Infrastructure for Future Growth. We seek to implement our business strategy by maintaining sufficient financial capacity and effective administrative systems and controls. Our operating cash flows have historically been sufficient to fund our debt service, working capital and capital expenditure requirements, and we maintain revolving line of credit capacity which has been sufficient to handle seasonal and other peak spending requirements. Cash flows in excess of current year debt maturities have been applied to future maturities.

Our system of internal controls is implemented through clear policies and procedures and appropriate delegation of authority and segregation of responsibility. Our company policies establish a philosophy of conducting operations in a responsible and ethical manner. Our system of internal controls are reviewed, modified and improved as changes occur in business conditions and our operations.

Operations

Our revenue mix (including intercompany revenues) for 2002 was approximately $4.2 billion (62.2%) collection, $2.1 billion (31.6%) disposal (including transfer), $243.1 million (3.6%) recycling and $173.9 million (2.6%) other. No one customer has individually accounted for more than 1% of our consolidated revenue in any of the last three years.

Collection. Collection operations involve collecting and transporting non-hazardous waste from the point of generation to the transfer station or the site of disposal. Fees relating to collection services are based on general competitive and prevailing local economic conditions and other considerations such as collection frequency, type of equipment furnished (if any), the type and volume or weight of the waste collected, the distance traveled to the transfer station or disposal facility and the cost of disposal. Depending on the customer being served, we generally provide solid waste collection under the following two service lines:

•	Commercial. We provide containerized non-hazardous solid waste disposal services to a wide variety of commercial and industrial customers. Commercial revenue represents approximately 72% of our collection revenue. We provide customers with containers that are designed to be lifted mechanically and either emptied into a collection vehicle’s compaction hopper or, in the case of roll-off containers, to be loaded onto the collection vehicle. Our commercial containers generally range in size from one to eight cubic yards and our roll-off containers generally range in size from 20 to 40 cubic yards. Contracts for roll-off containers may provide for temporary (such as the removal of waste from a construction site) or ongoing services. Commercial contract terms generally range from 1 to 3 years and commonly have renewal options.

•	Residential. We perform residential collection services under individual monthly subscriptions directly to households or under exclusive contracts with municipal governments that allow us to service all or a portion of the homes in the municipalities at established rates. Municipal contracts generally have a term of 3 to 5 years and commonly have renewal options. We seek to obtain municipal contracts that enhance the efficiency and profitability of our operations as a result of the density of collection customers within a given area. Residential revenue represents approximately 28% of our collection revenue, approximately 40% of which is subscription revenue and approximately 60% of which is municipal revenue. Prior to the end of the term of most municipal contracts, we will attempt to renegotiate the contract, and if unable to do so, will generally re-bid the contract on a sealed bid basis. We also make residential collection service arrangements directly with households. We seek to enter into residential service arrangements where the route density is high, thereby creating additional economic benefit. Residential collection fees are either paid by the municipalities out of tax revenues or service charges, or are paid directly by the residents who receive the service.

Transfer Stations. A transfer station is a facility where solid waste is received from third-party and company owned collection vehicles and then transferred to and compacted in large, specially constructed trailers for transportation to disposal facilities. This consolidation reduces costs by increasing the density of the waste being transported through compaction and by improving utilization of collection personnel and equipment. We generally base fees upon such factors as general competitive and economic conditions, the type and volume or weight of the waste transferred, the transport distance to the disposal facility and the cost of disposal. We believe that as increased regulations and public pressure restrict the development of landfills in urban and suburban areas, transfer stations will continue to be used as an efficient means to transport waste over longer distances to available landfills.

Disposal. Non-hazardous solid waste landfills are the primary method of disposal of solid waste in the United States. Currently, a landfill must be designed, permitted, operated and closed in compliance with comprehensive federal, state and local regulations, most of which are promulgated under Subtitle D of the Resource Conservation and Recovery Act (RCRA). Operating procedures include excavation, spreading and compacting of waste, and covering of waste with earth or other inert material. Disposal fees and the cost of transferring solid waste to the disposal facility place an economic restriction on the geographic scope of landfill operations in a particular market. Access to a disposal facility, such as a landfill, is necessary for all solid waste management companies. While access to disposal facilities owned or operated by unaffiliated parties can generally be obtained, we prefer, in keeping with our business strategy, to own or operate our own disposal facilities. This strategy ensures access and allows us to internalize disposal fees.

Recycling. We are primarily engaged in two types of recycling activities:

•	Collection. Collection services include curbside collection of recyclable materials for residential customers and commercial and industrial collection of recyclable materials. We generally charge recycling fees based on the service sought by the customer. The customer pays for the cost of removing, sorting and transferring recyclable materials downstream in the recycling process. Revenues from recycling collection services are reported in the collection line of business.

•	Commodity Sales. We receive mixed waste materials at a materials recovery facility, which is often integrated into, or contiguous to, a transfer or collection operation. At the facility, we sort, separate, accumulate, bind or place in a container and ready for transport materials such as paper, cardboard, plastic, aluminum and other metals. We also engage in organic materials recycling and/or disposal. Cardboard and various grades of paper represented approximately 80% of our processed recyclable product in 2002. The purchaser of the recyclables generally pays for the sorted materials based on fluctuating spot-market prices. We seek to mitigate exposure to fluctuating commodity prices by entering into contractual agreements that set a minimum sales price on the recyclables and when possible passing through profit or loss from the sale of recyclables to customers.

Organization, Marketing and Sales

Our management philosophy utilizes decentralized operating management, with centralized compliance, regulatory and financial controls. We believe that this model allows us to maximize the growth and development opportunities in each of our markets and has largely contributed to our ability to operate the business efficiently, while maintaining effective controls over our operations and administrative matters, including financial reporting. Since the waste collection and disposal business is a very local business, operations and opportunities differ in each of our markets. By utilizing decentralized operating management, the day-to-day operating decisions are made at the local level, which is closest to the customer.

We implement this philosophy through a corporate, area, region and district infrastructure. In 2002, we expanded our operations into four geographic areas: Eastern, Southern, Central and Western. The areas are further divided into a total of twelve regions. Consistent with the vertical integration business model, each region is organized into several operating districts and each district contains a group of specific business units with individual site operations. Each of our regions, and substantially all of our districts include collection, transfer, recycling and disposal services, which facilitates efficient and cost effective waste handling and allows the regions and districts to maximize the efficiencies from the internalization of waste. This organizational structure provides our field operators the ability and flexibility to manage profitability within their respective geographic area, while providing guidance and resources to the local management.

Corporate and area management, establish long-term business plans, outline business and financial goals, implement policies and procedures and evaluate effectiveness to provide for uniform controls throughout the organization. Regional management develops tactical plans and implements and monitors compliance with policies and procedures to achieve the business goals and objectives. District management is responsible for operational execution in accordance with business plans and compliance with policies and procedures.

The area level of the organization is responsible for, among other things, short and long-term market planning and development, goal setting, oversight of the execution of corporate-wide initiatives and communication of results and trends within their respective geographic operating segment. The area staff consists primarily of an area vice president, an area controller, a project development manager responsible for future landfill and transfer station development, and a market development representative responsible for acquisitions. Each area has three regions under its management.

The regions are responsible for, among other things, implementation and compliance of corporate-wide policies and initiatives, business unit reviews and analysis, personnel development and training and for providing functional expertise. All region managers and most district managers have responsibility for all phases of the vertical integration model including collection, transfer, recycling and disposal. The regions consist primarily of a regional vice president, regional controller, assistant regional vice president, assistant regional controller, sales manager, regional engineer, safety manager, human resource manager, materials marketing manager and accounting and information systems support staff. Region offices are typically located in a district’s facility in order to reduce overhead costs and to promote a close working relationship between the region management and district personnel. Each region has approximately 5 districts under its management.

The districts consist of a group of specific business units with individual site operations, known as divisions, usually operating as a vertically integrated operation within a common marketplace. A division is generally comprised of a single operating unit, such as a collection facility, transfer station or a landfill. Districts range in size from approximately $25 million to $250 million in revenue.

The districts are responsible for the execution of the business plans, coordinating divisions within markets, pricing and market guidance, landfill site construction, maximizing company assets and state and local government affairs. The districts consist primarily of a district manager, district controller, assistant district controller, district safety manager and environmental manager.

Our policy is to periodically visit each commercial account to ensure customer satisfaction and to sell additional services. In addition to calling on existing customers, each salesperson calls upon potential customers within a defined area in each market.

We also have municipal marketing representatives in most service areas who are responsible for communicating with each municipality or community to which we provide residential service to ensure customer satisfaction. Additionally, the municipal representatives organize and handle bids for renewal and new municipal contracts in their service area.

In addition to base salary, we compensate area, region and district management through a bonus program and stock incentive plans. Compensation pursuant to the bonus and stock incentive plans is largely contingent upon meeting or exceeding various earnings and cash flow goals in the manager’s geographic area of responsibility, as well as the achievement of overall company goals.

We believe in financial responsibility and reporting at the operating level and as a result, consolidate over 300 financial statements, inclusive of balance sheets, which extend to areas, regions, districts and divisions.

Employees

At December 31, 2002, we employed approximately 29,000 employees of whom approximately 28,000 were full-time employees. Approximately 5,000 of the full-time employees were employed in clerical, administrative, and sales positions; approximately 3,000 in management; and the remaining in collection, disposal, transfer station and other operations. Approximately 7,000 of our employees are covered by collective bargaining agreements. We currently have no disputes or bargaining circumstances that could cause significant disruptions in our business. Compensation information for our executive management and directors is incorporated by reference in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Competition

The non-hazardous waste collection and disposal industry is highly competitive. We compete with large companies and municipalities which may have greater financial and operational flexibility. We also compete with the use of alternatives to landfill disposal because of certain state requirements to reduce landfill disposal. The non-hazardous waste collection and disposal industry is led by three large national waste management companies: Allied, Waste Management, Inc., and Republic Services, Inc. It also includes numerous regional and local companies. Many counties and municipalities that operate their own waste collection and disposal facilities have the benefits of tax-exempt financing and may control the disposal of waste collected within their jurisdictions. We also compete on the basis of price and the quality of our services.

We encounter competition in our landfill business on the basis of geographic location, quality of operations and of alternatives to landfill disposal, such as recycling and incineration. Further, most of the states in which we operate landfills require counties and municipalities to formulate comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting and recycling or other programs. Some state and local governments mandate waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard wastes, at landfills.

Environmental and Other Regulations

We are subject to extensive and evolving environmental laws and regulations administered by the Environmental Protection Agency (the EPA) and various other federal, state and local environmental, zoning, health and safety agencies. Many of these agencies periodically examine our operations to monitor compliance with such laws and regulations. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil or criminal penalties in case of violations. We believe that regulation of the waste industry will continue to evolve and we will adapt to such future regulatory requirements to ensure compliance.

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

Our operations are subject to extensive regulation, principally under the following federal statutes:

The Resource Conservation and Recovery Act of 1976, as amended (RCRA). RCRA regulates the handling, transportation and disposal of hazardous and non-hazardous wastes and delegates authority to states to develop programs to ensure the safe disposal of solid wastes. On October 9, 1991, the EPA promulgated Solid Waste Disposal Facility Criteria for non-hazardous solid waste landfills under Subtitle D. Subtitle D includes location standards, facility design and operating criteria, closure and post-closure requirements, financial assurance standards and groundwater monitoring as well as corrective action standards, many of which had not commonly been in place or enforced previously at landfills. Subtitle D applies to all solid waste landfill cells that received waste after October 9, 1991, and, with limited exceptions, required all landfills to meet these requirements by October 9, 1993. Subtitle D required landfills that were not in compliance with the requirements of Subtitle D on the applicable date of implementation, which varied state by state, to close. In addition, landfills that stopped receiving waste before October 9, 1993 were not required to comply with the final cover provisions of Subtitle D. Each state must comply with Subtitle D and was required to submit a permit program designed to implement Subtitle D to the EPA for approval by April 9, 1993. All states except Maine and Washington have EPA approved programs which implemented the minimum requirements of Subtitle D.

The Federal Water Pollution Control Act of 1972 as amended (the Clean Water Act). This act establishes rules regulating the discharge of pollutants into streams and other waters of the United States (as defined in the Clean Water Act) from a variety of sources, including solid waste disposal sites. If runoff from our landfills or transfer stations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. The EPA has expanded the permit program to include storm water discharges from landfills that receive, or in the past received, industrial waste. In addition, if development may alter or affect “wetlands,” we may have to obtain a permit and undertake certain mitigation measures before development may begin. This requirement is likely to affect the construction or expansion of many solid waste disposal sites, including some we own or are developing.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended (CERCLA). CERCLA addresses problems created by the release or threatened release of hazardous substances (as defined in CERCLA) into the environment. CERCLA’s primary mechanism for achieving remediation of such problems is to impose strict, joint and several liability for cleanup of disposal sites on current owners and operators of the site, former site owners and operators at the time of disposal, and parties who arranged for disposal at the facility (i.e. generators of the waste and transporters who select the disposal site). The costs of a CERCLA cleanup can be substantial. Liability under CERCLA is not dependent on the existence or disposal of “hazardous wastes” (as defined under RCRA), but can also be founded on the existence of even minute amounts of the more than 700 “hazardous substances” listed by the EPA.

The Clean Air Act of 1970 as amended (the Clean Air Act). The Clean Air Act provides for increased federal, state and local regulation of the emission of air pollutants. The EPA has applied the Clean Air Act to landfills. In March 1996, the EPA adopted New Source Performance Standard and Emission Guidelines (the “Emission Guidelines”) for municipal solid waste landfills. These regulations impose limits on air emissions from solid waste landfills. The Emission Guidelines impose two sets of emissions standards, one of which is applicable to all solid waste landfills for which construction, reconstruction or modification was commenced before May 30, 1991. The other applies to all municipal solid waste landfills for which construction, reconstruction or modification was commenced on or after May 30, 1991. The Emission Guidelines are being implemented by the states after the EPA approves the individual state’s program. These guidelines, combined with the new permitting programs established under the Clean Air Act subject solid waste landfills to significant permitting requirements and, in some instances, require installation of gas recovery systems to reduce emissions to allowable limits. EPA also regulates the emission of hazardous air pollutants from municipal landfills, and has promulgated regulations that require measures to monitor and reduce such emissions.

The Occupational Safety and Health Act of 1970 as amended (OSHA). OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various record keeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards, safety in excavation and demolition work, and the handling of asbestos, may apply to our operations.

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

Our collection and landfill operations may be affected by the current trend toward laws requiring the development of waste reduction and recycling programs. For example, a number of states have enacted laws that require counties to adopt comprehensive plans to reduce, through waste planning, composting and recycling or other programs, the volume of solid waste deposited in landfills. A number of states have also taken or propose to take steps to ban or otherwise limit the disposal of certain wastes, such as yard wastes, beverage containers, newspapers, unshredded tires, lead-acid batteries and household appliances into landfills.

We have implemented and will continue to implement environmental safeguards that seek to comply with these governmental requirements.

Liability Insurance and Bonding

We carry general liability, comprehensive property damage, automobile, workers’ compensation, employer’s liability, directors’ and officers’ liability, limited environmental impairment liability and other coverage we believe are customary in the industry. We are partially self-insured for general liability, automobile and workers’ compensation insurance with varying loss thresholds up to $3 million. We do not expect the impact of any known casualty, property or environmental claims or other contingency to be material to our consolidated liquidity, financial position or results of operations.

We are required to provide approximately $2.8 billion of financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts and of financial guarantee bonds for self-insurance. We satisfy the financial assurance requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. We expect no material increase in financial assurance obligations although the mix of financial assurance instruments may change.

Corporate Governance

In July 2002, the Sarbanes-Oxley Act was signed into law, including provisions establishing new disclosure and reporting requirements. In January 2003, the SEC adopted rules addressing the new disclosure requirements in the Sarbanes-Oxley Act relating to codes of ethics for a company’s principle executive, financial and accounting officers. We will be required to comply with these rules on December 31, 2003. We have in place a code of ethics for our executive officers and senior financial officers which is included as Exhibit 14 to this Form 10-K.

In addition, the New York Stock Exchange has proposed rules requiring disclosure of corporate governance guidelines and related documents on companies’ websites, which are not yet effective. We have begun to voluntarily provide such information. The charters of our audit, compensation and nominating committees, and our corporate governance guidelines are available in print to any stockholder who requests them. We expect this information to be available on our website no later than the second half of 2003.

Audit Committee Financial Experts

Our Board of Directors has determined that the chairman of our audit committee, Robert Agate, is an “audit committee financial expert” as defined in section 3(a)(58) of the Exchange Act of 1934 (Exchange Act). The Board of Directors has also determined that other members of the audit committee also meet the definition of a financial expert. All of the audit committee members are independent as defined in section 10A(m)(3) of the Exchange Act.

Item 2. Properties

Our principal executive offices are located at 15880 N. Greenway-Hayden Loop, Suite 100, Scottsdale, Arizona 85260 where we currently lease approximately 105,000 square feet of office space. We currently maintain regional administrative offices in all of our regions.

Our principal property and equipment consists of land, buildings, and vehicles and equipment, substantially all of which are encumbered by liens in favor of our primary lenders. We own or lease real property in the states in which we are conducting operations. At December 31, 2002, we owned or operated 340 collection companies, 175 transfer stations, 169 active solid waste landfills and 66 recycling facilities within 39 states. Our active solid waste landfills aggregated to approximately 73,951 total acres, including approximately 24,671 permitted acres. We believe that our property and equipment are adequate for our current needs.

Item 3. Legal Proceedings

We are involved in certain routine litigation. We believe that such litigation arose in the ordinary course of business and that costs of settlements or judgments arising from such suits will not have a materially adverse effect on our consolidated liquidity, financial position or results of operations.

Federal, state and local laws and regulations that relate to the protection of the environment regulate our business. The nature of our business results in us frequently becoming a party to judicial or administrative proceedings involving governmental authorities and other interested parties. At December 31, 2002, we were a party to two pending environmental enforcement matters where potential monetary sanctions are reasonably likely to exceed $100,000 and one such matter that was resolved during the fourth quarter of 2002. We believe that these matters will not have a material adverse effect on our consolidated financial statements.

On October 30, 2002, we signed a Stipulation and Proposal for Settlement with the State of Illinois relating to an alleged failure of BFI Waste Systems of North America, Inc. to timely obtain a significant modification permit for its Mallard Lake Landfill in DuPage County Illinois. Under the Stipulation and Proposal for Settlement, we paid $94,000 in penalties and we are in the process of implementing a supplemental environmental project in the amount of approximately $200,000.

Additionally in 2002, we received an Administrative Order from the New Jersey Department of Environmental Protection (NJDEP) alleging violations of permit and regulatory requirements at our Linden, New Jersey transfer station, seeking a penalty of $140,000 and reducing the daily limit on the volume of waste that the transfer station is allowed to handle. We have successfully negotiated with NJDEP to restore the prior permit levels and we are in the process of discussing the amount of the assessed penalty.

In October 2002, we agreed to a settlement with the EPA regarding alleged violations of the Clean Air Act related to the practice of our hauling company in Boston, Massachusetts, of crushing appliances, some of which contained freon or other regulated chlorofluorocarbons. The consent decree was entered by the court on January 28, 2003. On February 21, 2003, we paid $782,550 in penalties and we are in the process of implementing a supplemental environmental project in the amount of approximately $2.3 million.

Other than the foregoing matters, at December 31, 2002, we were not involved in any such proceedings where we reasonably believe sanctions imposed by governmental authorities will exceed $100,000 or which we believe will have a material effect on our consolidated liquidity, financial position or results of operations. From time to time, we may also be subject to actions brought by citizens’ groups, adjacent landowners or others in connection with the permitting and licensing of our landfills or transfer stations, or alleging personal injury, environmental damage or violations of the permits and licenses pursuant to which we operate.

We have been notified that we are considered a potentially responsible party at a number of sites under CERCLA or other environmental laws. In all cases, such alleged responsibility is due to the actions of companies prior to the time we acquired them. We continually review our status with respect to each site, taking into account the alleged connection to the site and the extent of the contribution to the volume of waste at the site, the available evidence connecting the entity to that site and the number and financial soundness of other potentially responsible parties at the site. The ultimate amounts for environmental liabilities at sites where we may be a potentially responsible party cannot be determined and estimates of such liabilities made by us require assumptions about future events subject to a number of uncertainties, including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessments to date, the recorded liabilities are periodically evaluated, as additional information becomes available, to ascertain that the accrued liabilities are adequate. We have determined that the recorded liability for environmental matters as of December 31, 2002 of approximately $365.1 million represents the most probable outcome of these contingent matters. We do not expect that adjustments to estimates, which may be reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. For more information about our potential environmental liabilities see Note 8 to our Consolidated Financial Statements included herein under Item 8.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2002.

On January 23, 2003, a special meeting of our stockholders was held at which we submitted to a vote of our stockholders a proposal to increase in the number of authorized shares of common stock from 300 million to 525 million. The results of the vote were as follows:

Affirmative votes	221,086,285
Against	8,692,998
Abstentions	995,340

PART II

Item 5. Market Price and Dividends on the Common Stock and Related Stockholder Matters

Price Range of Common Stock

Our common stock, $0.01 par value, is traded on the New York Stock Exchange under the symbol “AW”. The high and low closing sales prices per share for the periods indicated were as follows:

	High	Low

Year Ended December 31, 2001:
First Quarter	$17.35	$13.85
Second Quarter	19.35	14.50
Third Quarter	19.74	11.05
Fourth Quarter	14.70	9.10

Year Ended December 31, 2002:
First Quarter	$14.43	$9.95
Second Quarter	12.58	9.60
Third Quarter	8.95	6.21
Fourth Quarter	11.22	5.80

On March 25, 2003, the closing sales price of our common stock was $8.63. The number of holders of record of our common stock at March 25, 2003, was approximately 643.

Dividend Policy

We have not paid dividends on our common stock and are currently prohibited by the terms of our loan agreements from paying dividends. For more detail discussion on these loan agreements, see Note 5 to our Consolidated Financial Statements included herein in Item 8.

Recent Sales of Unregistered Securities

In November 2002, we issued $375.0 million of 9.25% senior notes due 2012 in a private placement under Rule 144A of the Securities Act of 1933. We will initiate the registration of these notes with the SEC under the Securities Act of 1933 shortly after the filing of this
Form 10-K.

Equity Compensation Plan Information

Information required to be included about our equity compensation plan is incorporated by reference to the material appearing under the heading “Equity Compensation Plan Information” in the Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 6. Selected Financial Data

The selected financial data presented below as of and for the three years ended December 31, 2002 are derived from our Consolidated Financial Statements. The selected financial data presented below as of and for the two years ended December 31, 1999 are derived from our Consolidated Financial Statements, except for the cost of operations and selling, general and administrative expenses which give effect to the reclassification discussed in Note 1 below. Our Consolidated Financial Statements as of and for the years ended December 31, 2002 and 2001 have been audited by PricewaterhouseCoopers LLP, independent accountants. Our Consolidated Financial Statements for each of the years ended December 31, 2000, 1999 and 1998 prior to the revisions described in Notes 1 and 3 to the 2002 Consolidated Financial Statements, were audited by Arthur Andersen LLP, independent accountants. These selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the related notes included elsewhere in this Form 10-K. (Amounts are in millions, except per share amounts and percentages.)

	2002	2001	2000	1999(6)	1998(7)

Statement of Operations Data:
Revenues	$5,517.3	$5,565.3	$5,707.5	$3,341.1	$1,575.6
Cost of operations(1)	3,289.6	3,205.7	3,367.6	2,365.8	1,001.9
Selling, general and administrative expenses(1)	484.5	456.1	430.9	403.4	363.8
Depreciation and amortization	496.5	466.3	450.8	273.4	149.3
Goodwill amortization (2)	—	226.7	223.2	110.7	30.7
Non-cash (gain) loss on divestiture of assets(3)	(9.3)	107.0	26.5	—	—

Operating income	1,256.0	1,103.5	1,208.5	187.8	29.9
Equity in earnings of unconsolidated affiliates	—	(14.1)	(50.8)	(20.7)	—
Interest expense and other	845.3	847.6	878.1	435.8	84.4

Income (loss) before income taxes	410.7	270.0	381.2	(227.3)	(54.5)
Income tax expense (benefit)	183.6	190.8	237.5	(8.8)	43.8
Minority interest	1.9	3.7	6.0	2.8	—

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	225.2	75.5	137.7	(221.3)	(98.3)
Extraordinary loss, net of income tax benefit(4)	10.1	17.0	13.3	3.1	124.8
Cumulative effect of change in accounting principle, net of income tax benefit(5)	—	—	—	64.3	—

Net income (loss)	215.1	58.5	124.4	(288.7)	(223.1)
Dividends on preferred stock	77.9	73.0	68.5	27.8	—

Net income (loss) available to common shareholders	$137.2	$(14.5)	$55.9	$(316.5)	$(223.1)

Basic EPS:
Income (loss) available to common shareholders before extraordinary loss and cumulative effect of change in accounting principle, net of income tax benefit	$0.77	$0.01	$0.37	$(1.33)	$(0.54)
Extraordinary loss, net of income tax benefit	(0.05)	(0.08)	(0.07)	(0.02)	(0.68)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(0.34)	—

Net income (loss) available to common shareholders	$0.72	$(0.07)	$0.30	$(1.69)	$(1.22)

Weighted average common shares	190.2	189.6	188.8	187.8	182.8

	2002	2001	2000	1999(6)	1998(7)

Diluted EPS:
Income (loss) available to common shareholders before extraordinary loss and cumulative effect of change in accounting principle, net of income tax benefit	$0.76	$0.01	$0.36	$(1.33)	$(0.54)
Extraordinary loss, net of income tax benefit	(0.05)	(0.08)	(0.07)	(0.02)	(0.68)
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(0.34)	—

Net income (loss) available to common shareholders	$0.71	$(0.07)	$0.29	$(1.69)	$(1.22)

Weighted average common and common equivalent shares	193.5	194.9	191.1	187.8	182.8

Pro forma amounts, assuming the change in accounting principle is applied retroactively:
Net loss available to common shareholders					$(256.3)
Diluted loss per share					(1.40)

Statement of Cash Flows Data:

	2002	2001	2000	1999	1998

Cash flows from operating activities	$1,032.7	$905.2	$803.3	$489.0	$169.4
Cash flows used for investing activities (including capital expenditures)	(523.8)	(434.0)	(209.9)	(7,462.5)	(678.4)
Cash flows provided by (used for) financing activities	(487.5)	(434.4)	(592.7)	7,055.2	515.4

Balance Sheet Data:

	2002	2001	2000	1999	1998

Cash and cash equivalents	$180.3	$158.8	$122.1	$121.4	$39.7
Working capital (deficit)	(377.7)	(235.0)	(328.0)	(381.1)	45.0
Property and equipment, net	4,081.4	4,010.9	3,860.5	3,738.4	1,776.0
Goodwill, net	8,530.5	8,556.9	8,717.4	8,238.9	1,327.5
Total assets	13,928.9	14,347.1	14,513.6	14,963.1	3,752.6
Total debt	8,882.2	9,259.6	9,649.1	10,243.2	2,140.4
Preferred stock	1,246.9	1,169.0	1,096.0	1,027.8	—
Stockholders’ equity	689.1	585.8	671.6	611.8	930.1
Total debt to total capitalization (including preferred stock)	82%	84%	85%	85%	69%

(1)	During the years ended December 31, 2001, 2000, 1999 and 1998, we incurred costs related to acquisitions that are included in cost of operations of approximately $10.4 million, $87.6 million, $416.9 million and $109.6 million and that are included in selling general and administrative expenses of approximately $17.4 million, $13.3 million, $172.0 million and $208.0 million, respectively. These amounts had previously been reflected as a separate line item titled “Acquisition related and unusual costs.” These costs primarily related to environmental related matters, litigation liabilities, risk management liabilities, loss contract provisions, transition costs and transaction costs. From 1999 to 2001, the costs discussed above were predominantly in connection with the July 30, 1999 acquisition of Browning-Ferris Industries, Inc. (BFI). There were no costs of this nature incurred during 2002.

(2)	In accordance with Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets (SFAS 142), amortization of goodwill ceased on January 1, 2002.

(3)	The non-cash (gain) loss on divestiture of assets in 2002, 2001 and 2000 relate to divestitures of certain non-integrated operations.

(4)	We incurred extraordinary losses as a result of the write-off of deferred debt issuance costs and other costs incurred in connection with the early extinguishment of debt.

(5)	During the third quarter of 1999, we changed our method of accounting for capitalized interest. According to U.S. GAAP, this change is applied from the beginning of 1999. We recorded a charge for the cumulative effect of the change in accounting principle of $106.2 million ($64.3 million, net of income taxes) effective January 1, 1999.

(6)	Results of operations for the year ended December 31, 1999 include the results of operations of BFI from the acquisition date of July 30, 1999 through year end.

(7)	During 1998, certain acquisitions were accounted for under the poolings-of-interests method and are reflected in the results of operations as if the acquisition had occurred on the first day of the year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein.

General

The major components of our business strategy are intended to maximize operating cash flows to enable us to continue to pay down debt. These components are: (1) operating vertically integrated non-hazardous solid waste service businesses with a high rate of waste internalization (which is the process of transferring and disposing of waste we collect at our own landfills); (2) managing these businesses locally with a strong operations focus on customer service; (3) maintaining or improving our market position through internal development and incremental acquisitions; and (4) maintaining the financial capacity and administrative systems and controls to support on-going operations and future growth.

During 2002, we generated revenues of $5.5 billion, cash from operations of $1,032.7 million, reinvested $542.3 million of capital into the business and reduced debt by $377.5 million to $8.88 billion at December 31, 2002. During 2002, we experienced a decline in revenues and earnings primarily attributable to pricing pressures driven by the continued economic slowdown. Economic pressures have made it difficult to recover increases in costs caused by normal inflation, increases in medical, property and casualty insurance in excess of normal inflation, and the expansion in our field infrastructure implemented in 2002 to provide our field operators the ability and flexibility to manage more efficiently within the geographic area for which each is responsible.

Revenues. Our revenues result primarily from fees charged to customers for waste collection, transfer, recycling and disposal services. We also generate revenue from the sale of recycled commodities. Revenue is recorded as services are provided, including instances where services are billed in advance of the service being provided. The following tables show the percentage of our total reported revenues by service line and geographic areas.

Revenues by Service Line (in millions, except percentages):

	Years Ended December 31,

	2002		2001		2000

Collection(1)	$4,172.7	62.2%	$4,203.9	62.4%	$4,227.7	61.7%
Disposal(2)	2,121.9	31.6	2,104.5	31.3	1,993.3	29.1
Recycling	243.1	3.6	232.0	3.4	384.0	5.6
Other	173.9	2.6	196.5	2.9	242.2	3.6

	6,711.6	100.0%	6,736.9	100.0%	6,847.2	100.0%

Intercompany	(1,194.3)		(1,171.6)		(1,139.7)

Reported revenues	$5,517.3		$5,565.3		$5,707.5

(1) For 2002 and 2001, collection revenues consist of 72% revenues from commercial customers and 28% revenues from residential customers. For 2000, collection revenues consist of 73% revenues from commercial customers and 27% revenues from residential customers.

(2) Revenues from landfills and transfer stations are included in disposal.

Revenues by Area (1) (in thousands, except percentages) :

	Years Ended December 31,

	2002		2001

Eastern	$1,560,317	28.3%	$1,614,794	29.0%
Southern	1,335,058	24.2	1,370,964	24.7
Central	1,398,462	25.3	1,381,464	24.8
Western	1,194,192	21.6	1,158,402	20.8
Other(2)	29,277	0.6	39,636	0.7

Total revenues	$5,517,306	100.0%	$5,565,260	100.0%

(1) See discussion in Footnote 17 of Notes to Consolidated Financial Statements included under Item 8 herein.

(2) Amounts relate primarily to our subsidiaries which provide services throughout the organization.

As stated above, a component of our business strategy is to increase our revenue through internal growth which we intend to do by increasing volumes collected and disposed and by increasing the rates we charge for the services we provide. The following table sets forth the components of our revenue internal growth for the periods indicated:

	Years Ended December 31,

	2002	2001

Internal growth excluding commodity(1)
Price	(1.7)%	0.1%
Volume	0.9%	0.7%

Total	(0.8)%	0.8%

Internal growth including commodity(1)	(1.1)%	(2.0)%

(1) Internal growth is not a measure of operating performance under U.S. GAAP. Our method of calculation may differ from similarly titled measures used by other companies.

Operating Expenses. Cost of operations includes expenses related to labor, repairs and maintenance, equipment and facility rent, fuel, utilities and taxes, environmental compliance and remediation, safety and insurance, and costs of independent haulers transporting our waste to the disposal site. Additionally, cost of operations includes disposal costs which consists of third-party disposal costs, landfill taxes, host community fees, landfill royalty payments, landfill site maintenance, fuel and other equipment operating expenses and increases in the accruals for estimated closure and post-closure monitoring expenses. Billing system conversion, duplicative facilities and operations, loss contract provisions, and environmental matter costs resulting from acquisition activities are also included in cost of operations. In addition, gains or losses on sale of assets used in our operations are included in cost of operations.

Selling, general and administrative expenses include compensation and overhead for corporate and field general management, accounting and finance, legal, management information systems and clerical and administrative departments, in addition to sales, investor and community relations and provisions for estimated uncollectible accounts receivable. Included in selling, general and administrative expenses are the costs of transitional employees resulting from acquisition activities.

Depreciation and amortization includes depreciation of fixed assets and amortization costs associated with the acquisition and development of landfill airspace and intangible assets. Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (3-8 years).

Goodwill amortization includes the amortization of costs paid in excess of the fair value of net assets acquired prior to July 1, 2001 in purchase business combinations. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill amortization ceased January 1, 2002.

Other Matters

In June 2002, the Board of Directors named PricewaterhouseCoopers LLP (PwC) as our independent auditing firm, replacing Arthur Andersen LLP. In August 2002, PwC completed a re-audit of the 2001 financial statements at our request which resulted in no restatement of the 2001 financial results.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. The SEC has defined a company’s most critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates of matters that are inherently uncertain. These judgments and estimates often involve future events. Based on this definition, we have identified the critical accounting policies and judgments addressed below. In addition, management has discussed these accounting policies and judgments with the Audit Committee of our Board of Directors. No one geographic operating segment has more significant concentration of the critical accounting policies and judgments addressed below. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time of the valuations. Actual results may differ significantly from estimates under different assumptions or conditions. The following critical accounting judgments and estimates are based on our accounting practices in effect during 2002.

We have noted examples of the residual accounting risk inherent for these areas that you should be aware of and for you to consider. Residual accounting risk is defined as the inherent risk that remains after the application of our policies and processes and is generally outside of our control.

	Accounting Policy and Process	Residual
Accounting Area	Use of Estimates	Accounting Risk

Landfill accounting	In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations (SFAS 143), which outlines standards for accounting for an obligation associated with the retirement of a long-lived tangible asset and the associated retirement costs. This standard will impact our accounting for landfill closure and post-closure obligations. See Note 1 of our Consolidated Financial Statements in Item 8 of this Form 10-K for discussion of our adoption of SFAS 143 and the related impact to our landfill accounting. The following discussion of our landfill accounting is based on our accounting practices in effect during 2002, prior to the adoption of SFAS 143.

We own a portfolio of 169 active landfills with estimated remaining lives, based on current waste flows, which range from 1 to over 150 years, and an average remaining life of approximately 38 years. In addition to our portfolio of active landfills, we own or have responsibility for 110 closed landfills that are no longer accepting waste.

We use the life cycle accounting method for landfills and the related closure and post-closure liabilities. In life cycle accounting, all costs to acquire, develop, close, and monitor a site during post-closure are capitalized or accrued and charged to expense over the associated landfill capacity based upon the consumption of airspace. Our cost accumulation for recording the asset and liabilities related to landfills is driven by the technical design that is developed by a third party consultant and approved by a regulatory agency. The technical design includes the construction and closure specifications and the types and quantities of materials required and determine the landfill capacity. Landfill capacity is updated periodically based on third party aerial surveys.

Landfill asset and related amortization	Site Permit and Technical Design
	In order to develop, construct and operate a landfill, we are required to obtain permits from various regulatory agencies at the local, state and federal level. The permitting process requires an initial siting study to determine whether the location is feasible for landfill operations. The studies are typically prepared by third party consultants and	Changes in legislative or regulatory requirements may cause changes in the landfill site permitting process. These changes could make it more difficult or costly to obtain a landfill permit.

	Accounting Policy and Process	Residual
Accounting Area	Use of Estimates	Accounting Risk

	reviewed by our environmental management group. The initial studies are submitted to the regulatory agencies for approval.	Studies performed by third parties could be inaccurate which could result in the revocation of a permit. Conditions could exist that were not identified in the study which makes the location not feasible for a landfill and could result in the revocation of a permit.

Technical Landfill Design
Upon receipt of initial regulatory approval, technical landfill designs are prepared. These designs are compiled by third party consultants and reviewed by our environmental management group. The technical designs include the detailed specifications to develop and construct all components of the landfill including the types and quantities of materials that will be required. The technical designs are submitted to the regulatory agencies for approval. Upon approval of the technical design, the regulatory agencies issue permits to develop and operate the landfill.	Changes in legislative or regulatory requirements may require changes in the landfill technical design. These changes could make it more difficult or costly to meet new design standards.

Technical design requirements, as approved, may need modifications at some future point in time.

Third party designs could be inaccurate and could result in increased construction costs or difficulty in obtaining a permit.

Landfill Disposal Capacity
Included in the technical designs are the factors that determine the ultimate disposal capacity of the landfill. These factors include the area over which the landfill will be developed, the depth of excavation, the height of the landfill elevation and the angle of the side-slope construction. The disposal capacity of the landfill is calculated in cubic yards. This measurement of volume is then converted to a disposal capacity expressed in tons based on an average expected density to be achieved over the operating life of the landfill.	Estimates of future disposal capacity may change as a result of changes in legislative or regulatory design requirements.

The density of waste may vary due to variations in operating conditions, including waste compaction practices, site design, climate and the nature of the waste.

Development Costs
	The types of costs that are detailed in the technical design specifications generally include excavation, natural and synthetic liners, leachate collection system construction, installation of methane gas monitoring probes, installation of groundwater monitoring wells, construction of leachate management facilities and other costs associated with the development of the site. To review the adequacy of our cost estimates	Actual future costs of construction materials and third party labor could differ from the costs we have estimated because of the impact from general economic conditions on the availability of the required materials and labor. Technical designs could be altered by unexpected operating conditions

	Accounting Policy and Process	Residual
Accounting Area	Use of Estimates	Accounting Risk

	used in the annual update of the above costs, we compare estimated costs with third party bids or contractual arrangements, we review changes in year over year cost estimates for reasonableness, and we compare our resulting development cost per acre with prior periods. These development costs, together with any costs incurred to acquire, design and permit the landfill, including capitalized interest, are recorded to the landfill asset on the balance sheet as incurred.	or altered by regulatory or legislation changes.

Landfill Amortization
In order to match the amortization of the landfill asset with the revenue generated by the landfill operations, we amortize the landfill asset over its operating life on a per-ton basis as waste is accepted at the landfill. At the end of a landfill’s operating life, the landfill asset is fully amortized. The per-ton rate is calculated by dividing the sum of the landfill net book value and estimated future development costs (as described above) of the landfill by the estimated remaining disposal capacity. The costs are not inflated and discounted, but rather expressed in nominal dollars. This rate is applied to each ton accepted at the landfill and recorded as a charge to depreciation and amortization expense.

Amortization rates per-ton are influenced by the original cost basis for the landfill, including acquisition costs, which in turn is determined by geographic location and market values. We have secured significant landfill assets through business acquisitions in recent years and valued them at the time of acquisition based upon market value. Also, per-ton rates are influenced by site specific engineering and cost factors.

Estimate Updates
	On an annual basis, we update the estimates of future development costs and remaining disposal capacity for each landfill. The cost estimates are prepared by company and third-party engineers based on the applicable local, state and federal requirements and site specific technical design requirements. Estimates of future disposal capacity are updated using aerial surveys of each landfill to estimate utilized disposal capacity and remaining disposal capacity. These costs and disposal capacity estimates are reviewed and approved by senior operations management annually. Changes in the cost estimates are	Rates could change in the future based upon evaluations of new facts and circumstances relating to site permit and design criteria or development cost.

	Accounting Policy and Process	Residual
Accounting Area	Use of Estimates	Accounting Risk

reflected prospectively in the landfill amortization rates that are updated annually.

Summary
During 2002, we expensed approximately $164.1 million, or an average of $2.26 per ton consumed, related to landfill amortization as compared to $149.2 million or an average of $2.10 per ton consumed during 2001. We incurred landfill development costs of $228.0 million and acquired $16.1 million to the landfill assets during 2002. The net book value of our landfill assets increased from $1.775 billion at December 31, 2001 to $1.874 billion at December 31, 2002. We have available disposal capacity of approximately 2.5 billion tons. Estimated total future development costs for our 169 active landfills is approximately $3.7 billion, excluding capitalized interest.

Closure and post-closure liabilities and related costs	Landfill Closure Design
	As individual areas within each landfill reach capacity, we are required to cap and close the areas in accordance with the landfill site permit. These requirements are detailed in the technical design of the landfill siting process described above. Generally, closure requirements include the application of compacted clay, geosynthetic liners and vegetative soil barriers in addition to the construction of drainage channels and methane gas collection systems, among other closure activities.	Changes in legislative or regulatory requirements including changes in capping, closure activities or post-closure monitoring activities, types and quantities of materials used, or term of post-closure care could cause changes in our cost estimates.

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

Closure and Post-Closure Provision
	In order to match the cost of the closure and post-closure requirements with the revenue generated by the landfill operations, we	Actual timing of disposal capacity utilization could differ from projected timing, causing

	Accounting Policy and Process	Residual
Accounting Area	Use of Estimates	Accounting Risk

	accrue the closure and post-closure costs on a per ton basis as waste is accepted at the landfill, over its operating life.	increases or decreases in the per ton rates used to accrue closure and post-closure liabilities.

	For each landfill, the per-ton rate is calculated as follows: (1) The total estimated future costs required to close and monitor the landfill as specified by each landfill permit	Changes in future inflation rate projections could impact our actual future costs and our total liability.
	is quantified. (2) The timing of the estimated future cash outflows is projected based on the anticipated waste flow into the landfill.	Changes in risk-free capital rates used to discount the liabilities could cause changes in our recorded liabilities and costs.

(3) The expenditures are inflated based on an average CPI rate and discounted back to today’s dollars using an average
       long-term risk-free rate of return. (We review historical
       interest rates for government-backed bonds and other low
       risk investments to estimate the long-term risk-free rate of return. For 2002, the average CPI rate was 2.5% and the
long-term risk-free rate was 7.0%.)

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

(6) The balance sheet accrual is increased by accreting the balance at the long-term risk free rate and recorded as a charge to cost of operations.

Actual cash expenditures reduce the accrual as they are incurred.

Estimate Updates
	On an annual basis, we update the estimate of future closure and post-closure costs and estimates of future disposal capacity for each landfill. Cost estimates are prepared by internal and third party engineers based on the applicable local, state and federal regulations and the specifications detailed in the landfill permit. Revisions in estimates of our costs are treated prospectively for our operating landfills but are recorded immediately for closed landfills.	Rates could change in the future based on the evaluation of new facts and circumstances relating to landfill closure design, post-closure monitoring requirements, or the inflation or discount rate.

	Accounting Policy and Process	Residual
Accounting Area	Use of Estimates	Accounting Risk

Disposal capacity estimates are updated using aerial surveys of each landfill to estimate remaining disposal capacity.

Summary
During 2002, we expensed approximately $70.8 million, or an average of $0.98 per ton consumed as compared to $67.2 million or an average of $0.95 per ton consumed during 2001, related to provisions for closure and post-closure accruals, including accretion. During 2002 and 2001, expenditures against these accruals were $77.2 million and $59.2 million, respectively.

We currently estimate total future payments for closure and post-closure to be approximately $3.0 billion. The present value of such estimate is $1.0 billion. At December 31, 2002 and 2001, accruals for landfill closure and post-closure costs were $594.8 million and $609.5 million, respectively, which reflects the degree to which we have filled the landfill.

Estimated remaining disposal capacity	Recognition Criteria
	As described previously, disposal capacity is determined by the specifications detailed in the landfill permit obtained. We classify this disposal capacity as permitted. We also include probable expansion disposal capacity in our remaining disposal capacity estimates, which relates to additional disposal capacity being sought through means of an expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is highly probable. Our internal criteria to classify disposal capacity as probable expansion are as follows:	We may be unsuccessful in obtaining permits for probable expansion disposal capacity because of the failure to achieve any of the 5 criteria stated below or due to other unknown reasons. If we are unsuccessful in obtaining permits for probable expansion disposal capacity, or the disposal capacity for which we obtain approvals is less than what was estimated, both costs and disposal capacity will change, which will impact the rates we charge for landfill amortization and closure and post-closure accruals.
1. We have control of and access to the land where the expansion permit is being sought.

2. All geologic and other technical siting criteria for a landfill have been met or a variance from such requirements has been received (or can reasonably be expected to be achieved).

3. The political process has been assessed and there are no identified impediments that cannot be resolved.

	Accounting Policy and Process	Residual
Accounting Area	Use of Estimates	Accounting Risk

4. We are actively pursuing the expansion permit and an expectation that the final local, state and federal permits will be received within the next five years.

5. Senior operations management approval has been obtained.

After successfully meeting these criteria, the disposal capacity that will result from the planned expansion is included in our remaining disposal capacity estimates. Additionally, for purposes of calculating the landfill amortization and closure and post-closure rates, we include the incremental costs to develop, construct, close and monitor the related probable expansion disposal capacity.

Summary
At December 31, 2002, we had 1.9 billion tons of permitted disposal capacity, and at 35 of our landfills, 580.1 million tons of probable expansion disposal capacity. During 2002, we received permits for approximately 57.1 million tons of disposal capacity that was previously classified as probable expansion. During 2002, we were not denied any expansions for which the disposal capacity was classified as probable expansion.

Non-recurring acquisition accruals	Nature of Liabilities
	At the time of an acquisition accounted for under the purchase method of accounting, we evaluate and adjust existing accruals of the acquired company to represent our estimate of the future costs to settle the assumed obligations. Assumed liabilities as well as liabilities resulting directly from the completion of the acquisition are considered in the net assets acquired and resulting goodwill allocation.	There could be changes in circumstances or estimates that cause the actual settlement of these liabilities to be higher or lower than our original estimates.

	Liabilities resulting from changes in estimates of assumed obligations, including litigation, self-insurance reserves and loss contracts, as well as liabilities related to restructuring and abandonment activities, are accrued at the time of acquisition through a charge to expense. Additionally, transition costs that are not accruable at the time of acquisition, including transitional personnel costs, route restructurings and costs associated with the consolidation of operations are expensed in the period in which the costs are incurred.	Additional liabilities may exist related to the acquired operations that have not been identified.

	Accounting Policy and Process	Residual
Accounting Area	Use of Estimates	Accounting Risk

Estimate Updates
We evaluate the adequacy of the non-recurring acquisition accruals at least annually by obtaining third party actuarial valuations of assumed self-insurance obligations, third party legal counsel updates for assumed litigation and field and corporate management reviews of all acquisition related commitments. Any changes in the liabilities resulting from these reviews are recorded in the period in which the change in estimate is made. The adjustment is charged to either an expense or goodwill consistent with how the original liability was established and the period of time that has elapsed since the date of the acquisition. Generally, we do not record adjustments to goodwill after one year from the date of the acquisition.

Summary
At December 31, 2002 and 2001, we had approximately $200.9 million and $292.6 million, respectively, of non-recurring acquisition accruals remaining on our balance sheet, consisting primarily of loss contracts, litigation and compliance, and risk management and insurance liabilities associated with the acquisition of BFI. Cash paid against non-recurring acquisition accruals, including severance in 2002, was $88.7 million and $116.8 million in 2001.

Environmental liabilities including CERCLA or other environmental laws	Nature of Liabilities
Liabilities arise from contamination existing at landfills or other properties and are based on our estimates of future costs that we will incur for incremental remediation activities and the related litigation costs. To determine our ultimate liability at these sites, we have used third party environmental engineers and attorneys to assist in the evaluation of several factors, including the extent of contamination at each identified site and the most appropriate remedy. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. If these liabilities are assumed in connection with an acquisition, any increases in these accruals from the amounts recorded by the predecessor are charged to operating expense. If the liabilities arise through the normal course of business, the accruals are also charged to operating expense.	Actual settlement of these liabilities could differ from our estimates due to a number of uncertainties, such as the extent of contamination at a particular site, the final remedy, the financial viability of other potentially responsible parties, and the final apportionment of responsibility among the potentially responsible parties.

Actual amounts could differ from the estimated liability as a result of changes in estimated future litigation costs to pursue the matter to ultimate resolution including both legal and remedial costs.

	Accounting Policy and Process	Residual
Accounting Area	Use of Estimates	Accounting Risk

Estimate Updates
We periodically consult with outside legal counsel and environmental engineers to review the status of all environmental matters and to assist our environmental and legal management in updating our estimates of the likelihood and amounts of resolution. As the timing of cash payments for these liabilities is uncertain, the accrued costs are not discounted. Any changes in the liabilities resulting from these reviews are recorded to operating income in the period in which the change in estimate is made.

Summary
We have determined that the recorded liability for environmental matters as of December 31, 2002 and 2001 of approximately $365.1 million and $395.4 million, respectively, represents the most probable outcome of these contingent matters. Cash paid for environmental matters during 2002 and 2001 was $27.8 million and $36.4 million, respectively.

Self-insurance liabilities and related costs	We are partially self-insured for general liability, automobile, and workers’ compensation insurance with varying loss thresholds up to $3 million. We are fully self-insured for employee group health claims. The self-insurance portion of the liability for unpaid claims and associated expenses, including incurred but not reported losses, is actuarially determined by a third party actuary and reflected in our balance sheet as an accrued liability. We use a third-party administrator to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The expense is charged to operating costs. The actuarially determined liability is calculated in part by our past claims experience factor, which considers both the frequency and settlement amount of claims.

As of December 31, 2002 and 2001, we had approximately $146.2 and $88.1 of self-insurance liabilities on our balance sheet. Cash paid for self-insurance claims during 2002 and 2001 was $191.4 million and $163.9 million, respectively.	If we experience self-insurance claims or costs above or below our historically evaluated levels, these estimates may increase or decrease.

Incident rates, including frequency and severity, could increase or decrease during a year causing our actuarially determined obligations to increase or decrease.

The costs to discharge our obligations, including legal costs and health care costs, could increase or decrease causing current and/or prior estimates of our self-insurance liability to change.

Allowance for doubtful accounts receivable	We provide services to approximately 10 million customers throughout the United States. We perform credit evaluations of our significant customers and establish an allowance for doubtful accounts based on the	Adverse changes in the financial health of our customers could change the timing or levels of collections.

	Accounting Policy and Process	Residual
Accounting Area	Use of Estimates	Accounting Risk

aging of our receivables, payment performance factors, historical trends and other information. In general, we reserve 50% of receivables outstanding 90 to 120 days and 100% of those outstanding over 120 days. We also review outstanding balances on an account specific basis and reserve the receivable if information becomes available indicating we will not receive payment. Our reserve is evaluated and revised on a monthly basis.

Asset Impairment	Valuation Methodology
We evaluate our long-lived assets for impairment based on projected cash flows anticipated to be generated from the ongoing operation of those assets.

Evaluation Criteria
	We test long-lived assets for recoverability whenever events or changes in circumstances indicate that the asset’s carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in the extent or manner in which we use a long-lived asset, a change in its physical condition, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a long-lived asset significantly before the end of its previously estimated useful life.	If we have changes in events or circumstances, including reductions in anticipated cash flows generated by our operations or determinations to divest of certain assets, certain assets could be impaired which would result in a non-cash charge to earnings.

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

Goodwill Impairment	Valuation Methodology
	We evaluate goodwill for impairment based on fair value of each geographic operating segment. Our geographic operating segment is an aggregate of several vertically integrated businesses with similar operational characteristics. We estimate fair value based on net cash flows discounted using an estimated weighted-average cost of capital of approximately 8%. In addition, consideration is also given to an earnings multiple approach, enterprise value and overall company market capitalization to evaluate the reasonableness of our discounted cash flows.	The estimated fair value could change as there are future changes in our capital structure, cost of debt, interest rates, ability to perform at levels that were forecasted, actual capital expenditure levels, or our market capitalization. For example, a reduction in long-term growth assumptions could reduce the estimated fair value to below carrying value, which would trigger an impairment.

	Accounting Policy and Process	Residual
Accounting Area	Use of Estimates	Accounting Risk

Evaluation Criteria:
	Annually, we test realizability of goodwill. In addition, we test goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in legal factors, liquidity or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of an operating segment or a significant portion of a geographic operating segment.	Similarly, an increase in our weighted average cost of capital could trigger an impairment.

Recognition Criteria
We recognize an impairment if net book value exceeds the fair value as determined using discounted future cash flows on a geographic operating segment basis.

	At the time of a divestiture of an individual business unit within a geographic operating segment, goodwill is allocated to that business unit and a gain or loss on disposal is derived. Subsequently, the remaining goodwill in the geographic operating segment from which the assets were divested is re-evaluated for impairment, which could also result in an additional loss.	In the past, we have incurred non-cash losses on sales of assets. If similar divestiture decisions are made in the future, we could incur additional non-cash losses on asset sales. A divestiture of any individual asset below the geographic operating segment level could result in a loss.

Summary
At December 31, 2002 and 2001, we had $8.5 billion and $8.6 billion of goodwill recorded. Upon adoption of SFAS 142 at January 1, 2002, we had no impairment of goodwill. In addition, at December 31, 2002, we completed our annual evaluation of goodwill recoverability and there was no impairment of goodwill.

Tax Accruals	We account for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax basis of assets, other than non-deductible goodwill, and liabilities. The differences are measured using the income tax rate in effect during the year in which the differences are expected to reverse. We utilize outside experts and legal counsel to assist in the development or review of significant tax positions used in establishing our liability.	The balance sheet classification and amount of the tax accounts established relating to acquisitions are based on certain assumptions that could possibly change based on the ultimate outcome of certain tax matters. As these tax accounts were established in purchase accounting, any future changes relating to these amounts will result in balance sheet reclassifications, which may include an adjustment to

	Accounting Policy and Process	Residual
Accounting Area	Use of Estimates	Accounting Risk

The acquisition of BFI in 1999, which was accounted for as a business purchase combination, resulted in approximately $6.8 billion of goodwill, $6.5 billion of which the amortization is non-deductible.

Income tax expense is recorded on an interim basis based on the expected annual effective tax rate. The effective tax rate is determined using estimated full year earnings, non-deductible items and tax credits that are anticipated to be utilized.

Summary
As of December 31, 2002, net operating loss, capital loss, foreign tax credit and minimum tax credit carryforwards with an after tax benefit totaling $196.0 million remain unused that will expire if not used by the end of various future years. Valuation allowances have been established for the possibility that some of these carryforwards may not be used.	goodwill.

Actual income tax rates can vary from period to period as a result of differences between estimated and actual earnings, non-deductible items and tax credit utilization.

We are currently under examination by various state and federal taxing authorities for certain tax years. Positions taken in those and other tax years are subject to challenge. Accordingly, we may have exposures to tax liabilities arising from these audits if any positions taken are disallowed by the taxing authorities. (See Note 14 of our Consolidated Financial Statements in Item 8 of this Form 10-K.)

Defined Benefit Pension Plans	Recognition Criteria
We assumed two defined benefit retirement plans in connection with the acquisition of BFI, which were merged into one plan during 2002. The benefits of approximately 97% of the plan participants were frozen upon acquisition.

The benefit obligation and associated income or expense is actuarially determined by an independent third party based on actuarial assumptions. We use a third party to administer the plan and maintain certain data that is provided to the actuary. The plan assets are managed by a third party that is unaffiliated to our actuary. We recognize in our financial statements an accrued liability (or a prepaid pension expense), for the difference between the cost to satisfy our pension obligation and the investment income earned or contributions to the plan. Pension income or expense is recorded to selling, general and administrative expense.

Our funding policy is to make annual contributions to the pension plan as determined to be required by the plan’s actuary. No contributions were required during the last three years. No contributions are anticipated for 2003.

	The plan’s policy is to invest the plan’s assets as determined by our Benefits Committee. At	Changes in our investment mix could impact the amount of

	Accounting Policy and Process	Residual
Accounting Area	Use of Estimates	Accounting Risk

	December 31, 2002, of the total plan assets of $278 million, approximately 40% was invested in fixed bond funds and approximately 60% in equity funds.	pension income or expense recorded, the funded status of the plan and the need for future cash contributions.

Assumptions
The assumptions used in the actuarial determined funded status are as follows: (weighted average assumptions as of our measurement date, September 30):

	2002	2001

Discount rate	6.75%	7.25%
Expected return
on plan assets	9.50%	9.75%
Average rate of
compensation
increase	4.00%	4.00%

Our discount rate represents the yield on investment grade bonds at which our obligation could be settled. Our discount rate is based on a review of the current rate of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The long-term bonds we use have a duration that is equivalent to our obligations under the plan.	Our discount rate is sensitive to changes in interest rates. A decrease in the discount rate will increase the liability and decrease the funded status of the plan.

The expected return on our plan assets represents a long-term view of returns based on our current asset mix. In developing our expected rate of return assumption, we evaluated an analysis of long-term expected returns on the plan assets from our investment managers which gave consideration to our asset mix and anticipated length of obligation of our plan.	The fair value of the plan assets is impacted by general market conditions. If actual return on plan assets varies from the expected returns, actual results could differ.

The average rate of compensation increase applies only to the portion of the plan that is not frozen. Less than 3% of the plan participants continue to earn benefits. This rate reflects our expectations of average pay increases over the period benefits are earned.

	Accounting Policy and Process	Residual
Accounting Area	Use of Estimates	Accounting Risk

	We annually review our actual asset allocation, discount rate, expected rate of return and other actuarial assumptions and adjust them as deemed necessary.	Changes in our key assumptions could cause changes in our assets, liabilities and income or expense recorded. For example, a decrease in the discount rate would result in a greater benefits obligation and more pension expense in future periods. A lower expected return on assets would decrease the plan assets and increase the amount of pension expense recorded.

Summary
	At our measurement date of September 30, 2002, the accumulated benefit obligation exceeded the market value of the underlying pension assets due to an overall decline in the fair value of the assets and an increase in our discount rate assumption. As a result, we were required under SFAS 87 to record an accrued benefit liability of $16.5 million. This non-cash adjustment resulted in an after tax charge to Other Comprehensive Income of $74.8 million, reflected as a reduction to shareholders’ equity. This adjustment did not impact net income. At December 31, 2001, our consolidated balance sheet reflected a prepaid pension asset of $100.1 million.	Future actual pension income will depend on future investment performance, changes in future discount rates and various other factors related to the plan’s specific beneficiary population.

We recorded pension income of $8.2 million and $17.2 million during 2002 and 2001, respectively.

We anticipate the pension expense in 2003 to be approximately $3.0 million.

The plan paid benefits of approximately $13 million and $15 million for the plan years ended September 30, 2002 and 2001, respectively. Because the majority of the plan is frozen, we anticipate fairly constant benefit payments in the future.

Results of Operations

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated.

	Years Ended December 31,

	2002	2001	2000

Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%
Cost of operations	59.6	57.6	59.0
Selling, general and administrative expenses	8.8	8.2	7.6
Depreciation and amortization	9.0	8.4	7.9
Goodwill amortization	—	4.1	3.9
Non-cash (gain) loss on divestiture of assets	(0.2)	1.9	0.4

Operating income	22.8	19.8	21.2
Equity in earnings of unconsolidated affiliates	—	(0.3)	(0.9)
Interest expense and other	15.4	15.2	15.4

Income before income taxes	7.4	4.9	6.7
Income tax expense	3.3	3.4	4.2
Minority interest	0.0	0.1	0.1

Income before extraordinary loss	4.1	1.4	2.4
Extraordinary loss, net of income tax benefit	0.2	0.3	0.2

Net income	3.9	1.1	2.2
Dividends on preferred stock	1.4	1.3	1.2

Net income (loss) available to common shareholders	2.5%	(0.2)%	1.0%

Years Ended December 31, 2002 and 2001

During 2002, we experienced a decline in revenues and earnings primarily attributable to pricing pressures driven by the continued economic slowdown. The slowing economy and other competitive conditions have resulted in reductions in our overall average price per unit of 1.7% and up to 3% in certain lines of business. Economic pressures have prevented us from recovering increases in costs caused by normal inflation, unusually large increases in medical, property and casualty insurance costs and the expanded field infrastructure.

Revenues. Revenues in 2002 were $5.517 billion compared to $5.565 billion in 2001 a decrease of 0.9% or $48 million. The decrease is attributable to $89.1 million related to a decline in per unit pricing, partially offset by an increase in volumes of $47.1 million. During 2002, pricing pressures were primarily experienced in the landfill, roll-off and commercial collection businesses. The residential collection business remained fairly constant. Landfill volumes increased by 4.0%, partially offset by 2.0% decrease in landfill pricing when compared to 2001. Additionally, increases in commodity revenues and net acquired revenues were offset by decreases in other non-core revenues. Commodity revenues increased as a result of increases in the average price per ton, while volumes remained fairly constant when comparing 2002 to 2001.

Cost of Operations. Cost of operations in 2002 was $3.290 billion compared to $3.206 billion in 2001, an increase of 2.6% or $84 million. The 2001 costs of operations included $10.4 million of BFI transition costs. These costs are not recurring costs of ongoing operations since they primarily related to the BFI transitional employees. There were no BFI transition costs expensed during 2002.

Cost of operations on a comparable basis, excluding the BFI transition costs, increased by $94.4 million. As a percentage of revenue, cost of operations increased from 57.4% in 2001 to 59.6% in 2002. This increase is attributable to an increase in overall operating costs from normal inflation that we have not been able to recover due to pricing pressures. In addition, our annual medical, property and casualty insurance costs increased in excess of normal inflationary increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in 2002 were $484.5 million compared to $456.1 million in 2001, an increase of 6.2%. Included in selling, general and administrative expenses are $17.4 million of BFI transition costs for the year ended December 31, 2001. These costs are not recurring costs of ongoing operations and primarily related to the billing system conversion associated with the acquisition of BFI. There were no BFI transition costs expensed during 2002.

Selling, general and administrative expenses on a comparable basis, excluding the BFI transition costs, increased by $45.8 million, or 10.4%. As a percentage of revenue, selling, general and administrative expenses, excluding these costs, increased from 7.9% in 2001 to 8.8% in 2002. In addition to normal inflationary increases in costs, this increase is attributable to increased costs associated with the field infrastructure expansion and higher professional fees.

Depreciation and Amortization. Depreciation and amortization in 2002 was $496.5 million compared to $466.3 million in 2001, an increase of 6.5%. As a percentage of revenues, depreciation and amortization expense increased to 9.0% in 2002 from 8.4% in 2001. The increase is primarily attributable to an increase in landfill volumes and increased capital expenditures.

Goodwill Amortization. Effective January 1, 2002, we discontinued the amortization of our goodwill upon the adoption of SFAS 142. For the year ended December 31, 2001, goodwill amortization was $226.7 million.

Non-Cash (Gain) Loss on Asset Sale. As part of our ongoing review of operations and our goal of having a self-funding market development program, we sell non-integrated operations from time to time. In October 2002, we sold certain non-integrated collection operations for net proceeds of approximately $77.5 million and reflected a gain of approximately $9.3 million ($8.2 million loss on an after-tax basis). The proceeds were used to repay debt and are subsequently to be redeployed to purchase assets in other markets.

During February 2001 we sold certain operations for approximately $53 million and reflected a non-cash loss of approximately $107 million ($65 million, net of income tax benefit) in the reported results for the first quarter of 2001. The proceeds were used initially to repay debt and subsequently redeployed to purchase other assets in other markets.

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

Interest Expense and Other. Interest expense and other was $845.3 million in 2002 compared to $847.6 million in 2001, a decrease of 0.3%. Excluding the non-cash effect of accounting for de-designated interest rate swap contracts, the comparable interest expense for the year ended December 31, 2002 was $812.3 representing a decrease of 4.2% from 2001. The decrease is attributable primarily to the repayment of debt from our continued de-leveraging strategy, offset by a reduction in the amount of interest we capitalized. At December 31, 2002, approximately 98% of our debt was fixed, 72% directly through a fixed coupon, and 26% through interest rate swap agreements.

Included in interest expense and other, during the year ended December 31, 2002, is $35.4 million of amortization of amounts in accumulated other comprehensive income in stockholders’ equity and a gain of $2.4 million, related to the change in market value of the interest rate swap contracts that were de-designated on December 31, 2002. Before de-designation, the changes in market value were recorded as a component of equity in accumulated other comprehensive income. Due to the non-cash nature and unpredictability of the mark to market impact, we evaluate interest expense excluding the effects of de-designation.

Income Taxes. Income taxes reflect an effective tax rate of 44.9% in 2002 and 71.7% in 2001. The effective income tax rate of 2002 deviates from the federal statutory rate of 35% primarily due to the write-off of non-deductible goodwill of $35 million in connection with 2002 divestitures. The effective income tax rate in 2001 deviated from the federal statutory rate primarily due to the non-deductibility of the amortization related to $6.5 billion of goodwill recorded in connection with the acquisition of BFI.

Extraordinary Loss, net. During 2002, we repaid $475.6 million of our tranche A, B and C term loan facility before its maturity date, with the net proceeds of $370.6 million from the issuance of $375 million senior notes and $105.0 million of operating cash flows. In connection with these repayments, we recognized an extraordinary charge for the early extinguishments of the debt of approximately $5.9 million ($3.6 million, net of income tax benefit) related to the write-off of deferred debt issuance costs. These prepayments reduced amounts maturing in 2003 by approximately $104 million.

In August 2002, we repaid our 2001 subsidiary line of credit before its maturity. In connection with the repayment, we recognized an extraordinary loss of approximately $10.9 million ($6.5 million, net of tax) related to the write-off of $7.7 million of deferred debt issuance costs and for a $3.2 million prepayment penalty paid. The 2001 subsidiaries line of credit was repaid with the cash from operations and the Revolving Credit Facility.

During 2001, we repaid $1,326.4 million of our tranche A, B and C term loan facility before its maturity date, with net proceeds from the issuance of $600 million and $750 million senior notes. In connection with these repayments, we recognized extraordinary charges for the early extinguishment of the debt of approximately $28 million ($17.0 million, net of income tax benefit) related to the write-off of deferred debt issuance costs.

Dividends on Preferred Stock. Dividends on preferred stock were $77.9 million in 2002 and $73.0 million in 2001, which reflects the 6.5% dividend on the liquidation preference of the preferred stock issued on July 30, 1999 in connection with the financing of the acquisition of BFI. Dividends were not paid in cash, instead, the liquidation preference of the preferred stock increased by accrued, but unpaid dividends.

Years Ended December 31, 2001 and 2000

Results of operations for the year ended December 31, 2001 as compared to December 31, 2000 reflected the negative impact of the economic slowdown, our inability to maintain selling prices in the face of continued cost basis inflation and the decline in recycled paper commodity prices and volume. These factors have combined to result in a decrease in revenue and operating margins when comparing 2001 to 2000. The slowing economy and other competitive conditions have resulted in reductions in average prices per unit in most service lines.

Revenues. Revenues in 2001 were $5.565 billion compared to $5.707 billion in 2000, a decrease of 2.5% or $142.2 million. Acquisitions increased revenues by $182 million, but were offset by $215 million of divested revenue, resulting in a net decrease in revenue of $32 million between years. During 2001 we increased revenue by approximately three percent through selective price increases on existing customers. However, this increase was offset by the negative impact of customer turnover and price concessions during the year. The net result was an increase in revenue of approximately $4 million. Landfill and collection volume increases during 2001 resulted in a year over year increase in revenue of approximately $38 million. Recycling revenues decreased by approximately $152 million for 2001 driven by declines in recycled paper volumes and prices. During 2001, we processed approximately 2.5 million tons of recycled paper, consisting primarily of cardboard, newspaper and mixed paper as compared to 3.2 million tons in 2000. The average price per ton for these products decreased approximately 40% for 2001 as compared to 2000.

Cost of Operations. Cost of operations in 2001 was $3.206 billion compared to $3.368 billion in 2000, a decrease of 4.8% or $162 million. As a percentage of revenues, cost of operations decreased to 57.6% in 2001 from 59.0% in 2000. The costs of operations include acquisition related and unusual costs primarily consisting of BFI transition activities of $10.4 million in 2001 and $87.6 million in 2000. Since these acquisition related and unusual costs are not normal recurring costs of the business and primarily relate to the transition of BFI, we evaluate cost of operations excluding these costs. Cost of operations excluding these items was $3.195 billion in 2001 and $3.280 billion in 2000 resulting in a decrease of 2.6% or $85 million. The decrease in cost of operations, excluding these items, was primarily caused by the decrease in revenues. The cost of recycling materials decreased by $60 million as a result of the decline in commodity price and volume. As a percentage of revenues, excluding these items, cost of operations decreased slightly to 57.4% in 2001 from 57.5% in 2000. The decrease as a percentage of revenues is the result of the improvement in our landfill internalization from 63% to 67% from the year ended December 31, 2000 to the same period in 2001 offset by increased volumes at lower prices primarily in the second half of 2001.

Selling, General and Administrative Expenses. SG&A expenses in 2001 were $456.1 million compared to $430.8 million in 2000, an increase of 5.9%. As a percentage of revenues, SG&A increased to 8.2% in 2001 from 7.6% in 2000. SG&A expenses include acquisition related and unusual costs primarily consisting of BFI transition activities of $17.4 million in 2001 and $13.3 million in 2000. Since these acquisition related and unusual costs are not normal recurring costs of the business and primarily relate to the transition of BFI, we evaluate SG&A expenses excluding these costs. SG&A expenses excluding these items increased 5.1% and as a percentage of revenues, SG&A expenses increased to 7.9% in 2001 from 7.3% in 2000. This increase is primarily due to the continued build out of our support structure of the organization, increases in our bad debt expense as a result of economic conditions and increases in professional fees.

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

Equity in Earnings of Unconsolidated Subsidiaries. On April 30, 2001, American Ref-Fuel Company LLC, a joint venture of Duke Energy North America and United American Energy Corporation, acquired our 100% ownership interest in the Ref-Fuel Chester, Pennsylvania facility; our 50% interest in the Rochester, Massachusetts facility; and our 51% interest in Ref-Fuel’s marketing company. The ownership structure of the four remaining Ref-Fuel facilities located in New York, New Jersey, and Connecticut was modified to give American Ref-Fuel Company LLC operational controls of those entities. In 2000, these operations generated approximate annual revenues, operating income and equity earnings of $70 million, $15 million, and $51 million, respectively.

Interest Expense and Other. Interest expense and other was $847.6 million in 2001 compared to $878.2 million in 2000, a decrease of 3.5%. The decrease is primarily a result of reductions in the overall debt balance during 2001 of $389.5 million and a decrease in the effective interest rate from 9.2% at December 31, 2000 to 8.8% at December 31, 2001. At December 31, 2001, approximately 96% of our debt was fixed, 64% directly, and 32% through interest rate swap agreements.

Income Taxes. Income taxes reflect an effective tax rate of 71.7% in 2001 and 63.3% in 2000. The effective income tax rate in 2001 and 2000 deviates from the federal statutory rate of 35% primarily due to the non-deductibility of the amortization related to $6.5 billion of goodwill recorded in connection with the acquisition of BFI.

Extraordinary Loss, net. During 2001, we repaid $1,326.4 million of our tranche A, B and C term loan facility before its maturity date, with net proceeds from the issuance of $600 million and $750 million senior notes. In connection with the these repayments, we recognized extraordinary charges for the early extinguishments of the debt of approximately $28 million ($17.0 million, net of income tax benefit) related to the write-off of deferred debt issuance costs.

During 2000, we repaid our asset sale term loan and tranche D loan facilities before their respective maturity dates. In connection with these repayments, we recognized extraordinary charges for the early extinguishment of the debt of approximately $21.9 million ($13.3 million, net of income tax benefit) related to the write-off of deferred debt issuance costs.

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

Liquidity and Capital Resources

We meet operational liquidity needs with operating cash flow. When non-operating liquidity needs arise, such as, funding our debt maturities and capital expenditure requirements, they are met, if not from remaining operating cash flow, with borrowings under our revolving credit facility. At December 31, 2002, we had $567.2 million available under the Revolving Credit Facility.

Cash provided by operations for the year ended December 31, 2002 was $1,032.7 million (including $88.7 million spent against non-recurring acquisition accruals). Cash provided from operations increased by $127.5 million or 14% when compared to the same period in the prior year. During the year ended December 31, 2002, we used cash from operations, proceeds from net market development activity of $31.3 million, and proceeds from the sale of fixed assets of $30.3 million to:

•	fund $542.3 million of capital expenditures,

•	reduce debt by $377.5 million,

•	fund outstanding amounts in our disbursement account of $87.1 million,

•	increase our ending cash balance by $21.4 million and

•	fund $66.0 million of other non-operating net cash outflows.

At December 31, 2002, the current portion of our outstanding debt was $163.5 million. Approximately $156.7 million of this amount was paid in January 2003 with operating cash flows and application of our ending cash on our consolidated balance sheet. At December 31, 2002, we had cash and cash equivalents totaling $180.3 million.

During the year ended December 31, 2001, we used cash from operations of $905.2 million (including $136.0 million spent on non-recurring acquisition accruals and transition costs), proceeds from net market development activity of $110.4 million, and proceeds from the sale of fixed assets of $30.9 million to:

•	fund $500.9 million of capital expenditures,

•	reduce debt by $389.5 million,

•	increase our ending cash balance by $36.7 million and

•	fund $119.4 million of other non-operating net cash outflows.

At December 31, 2001, the current portion of our outstanding debt was $22.1 million. At December 31, 2001, we had cash and cash equivalents on hand totaling $158.8 million.

During the three years ended December 31, 2002, our cash flows from operating, investing and financing activities were as follows (in millions):

	Years Ended December 31,

	2002	2001	2000

Operating Activities:
Net income	$215.1	$58.5	$124.4
Non-cash (gain) loss on divestiture of assets	(9.3)	107.0	26.5
Non-cash operating expenses(1)	722.0	915.1	892.5
Gain on sale of fixed assets	(7.1)	(13.9)	(10.5)
Extraordinary loss due to early extinguishments of debt, net of income tax benefit	8.3	12.3	13.3
Non-cash gain on de-designated interest rate swap contracts	(2.4)	—	—
Amortization of accumulated other comprehensive income for de-designated interest rate swap contracts	35.4	—	—
Changes in working capital	193.6	(30.3)	(38.6)
Non-recurring acquisition accruals	(88.7)	(115.1)	(167.5)
Closure, post-closure and environmental expenditures, net of provision	(34.2)	(28.4)	(36.8)

Cash provided by operating activities	1,032.7	905.2	803.3

Investing Activities:
Cost of acquisitions, net of cash acquired (2)	(51.4)	(249.5)	(802.9)
Proceeds from divestitures, net of cash divested (2)	82.6	359.9	1,039.2
Accruals for acquisition price and severance costs	—	(1.7)	(27.8)
Net distributions from unconsolidated affiliates	—	—	15.4
Capital expenditures	(542.3)	(500.9)	(389.9)
Capitalized interest	(20.6)	(45.7)	(45.4)
Proceeds from sale of fixed assets	30.2	30.9	42.9
Change in deferred acquisition costs, notes receivable and other	(22.3)	(27.1)	(41.4)

Cash used for investing activities	(523.8)	(434.1)	(209.9)

Financing Activities:
Net proceeds from exercise of stock options	2.8	6.4	1.7
Change in disbursement account	(87.1)	—	—
Proceeds from long-term debt, net of issuance costs	1,044.3	2,755.8	2,202.0
Repayments of long-term debt	(1,447.5)	(3,196.6)	(2,796.4)

Cash used for financing activities	(487.5)	(434.4)	(592.7)

Increase in cash and cash equivalents	$21.4	$36.7	$0.7

(1)	Consists principally of provisions for depreciation and amortization, undistributed earnings of equity investments, allowance for doubtful accounts, accretion of debt and amortization of debt issuance costs, and deferred income taxes.

(2)	During 2002, we acquired solid waste operations representing approximately $28.3 million in annual revenues and sold operations representing approximately $70.1 million ($69.3 million, net of intercompany eliminations) in annual revenues. During 2001, we acquired solid waste operations, representing approximately $150.4 million in annual revenues, and sold operations representing approximately $153.9 million ($146.6 million net of intercompany eliminations) in annual revenues. During 2000, we acquired solid waste operations, representing approximately $482.6 million ($468.9 million net of intercompany eliminations) in annual revenues and sold operations representing approximately $814.2 million ($679.4 million net of intercompany eliminations) in annual revenues.

The following table summarizes the components of our cash flow used to rollforward total debt balances (in millions):

	Years ended December 31,

	2002	2001	2000

Free cash flow (1):
EBITDA (2)	$1,752.5	$1,796.5	$1,882.6
Other non-cash items (3)	72.9	184.3	97.2
Cash interest (4)	(803.5)	(830.1)	(899.1)
Cash taxes	1.1	(56.9)	(27.9)
Closure, post-closure and environmental expenditures	(105.0)	(95.6)	(98.5)
Capital expenditures, excluding acquisitions	(542.3)	(500.9)	(389.9)
Changes in working capital	100.9	(21.7)	(63.3)

Free cash flow	476.6	475.6	501.1

Expenditures against non-recurring acquisition accruals and severance cost	(88.7)	(116.8)	(195.4)
Divestitures, net of acquisitions and other investing activities	39.2	114.2	237.8
Debt issuance costs	(7.8)	(42.2)	—
Change in cash	(21.4)	(36.7)	(0.7)
Accretion and other	(20.4)	(4.6)	51.3

Cash available to pay down debt	$377.5	$389.5	$594.1

Beginning debt balance	$9,259.6	$9,649.1	$10,243.2
Cash available to pay down debt	(377.5)	(389.5)	(594.1)

Ending debt balance	$8,882.1	$9,259.6	$9,649.1

(1)	Free cash flows consists of EBITDA, as defined below, plus non-cash items less cash outflows for interest, taxes, capital expenditures (excluding acquisitions), changes in working capital, (including expenditures for non-recurring acquisition accruals and excluding accrued interest and taxes), and closure, post closure and environmental expenditures. We use free cash flows to provide information regarding cash generated from our operations to service our debt, after cash requirements for capital expenditures. Free cash flow is not a measure of operating performance or liquidity under U.S. generally accepted accounting principles (GAAP). It should not be construed as an alternative to the statement of cash flows, which is prepared in accordance with U.S. GAAP. This method of calculation may differ from similarly titled measures used by other companies.

(2)	EBITDA is defined as earnings before interest, taxes, depreciation and amortization. We consider EBITDA to provide useful information regarding our ability to meet debt service, capital expenditures and working capital requirements. EBITDA is not a measure of operating income, operating performance, or liquidity under U.S. GAAP. It should not be construed as an alternative to operating income as determined in accordance with U.S. GAAP. This method of calculation may differ from similarly titled measures used by other companies.

(3)	Includes closure and post-closure provisions, allowance for doubtful accounts, net gain or loss on divestiture of assets and net gain on sale of fixed assets, all of which are included in EBITDA and are non-cash in nature. The net gain or loss on divestitures of assets during 2002, 2001, and 2000 was $9.3 million gain, $107.0 million loss and $26.5 million loss, respectively.

(4)	The 2001 cash interest includes the receipt of $27.2 million related to the unwind of a fair value interest rate swap. The proceeds were recorded as a deferred gain and are being amortized ratably into interest income through October 2003.

We have historically operated and we expect that we will continue to operate with a working capital deficit. This deficit, in part, is caused by the current portion of our outstanding debt. We regularly use excess available cash from operating and non-operating activities to pay the current portion of our outstanding debt. To the extent excess cash from operations exceeds our scheduled debt maturities, we prepay future maturities. Our financing strategy for market development is to utilize cash flow from divestiture activity to repay debt and to fund any acquisition activity. In addition to funding our operational working capital and debt reduction needs, we are committed to investing capital in our asset base. Our capital expenditures are primarily for the construction and build out of our landfills, for the trucks and containers used by our collection operations and heavy equipment used in both our collection and landfill operations and are expected to average 8%-10% of revenue. Following is a summary of capital expenditures for the years ended December 31, (in millions):

	2002	2001	2000 (2)

Trucks, containers and heavy equipment	$292.2	$273.3	$195.5
Landfill development	207.3	181.9	170.9
Other (1)	42.8	45.7	23.5

Total capital expenditures, excluding acquisitions	$542.3	$500.9	$389.9

(1)	Includes land and improvements, land held for permitting as landfills, buildings and improvements, and furniture and office equipment.

(2)	During 2000, capital expenditures were unusually low as a result of heavy investment in property and equipment made by BFI immediately prior to our acquisition of BFI in 1999.

Contractual Obligations and Commitments

Our debt structure consists primarily of $2.375 billion outstanding under our 1999 Credit Facility, $375 million of the senior notes issued in 2002, $1.35 billion of the senior notes issued in 2001, $2.0 billion of the senior subordinated notes issued in 1999, $1.7 billion of senior notes issued in 1998 and $1.1 billion of debt assumed in connection with the BFI acquisition. As of December 31, 2002, we had aggregate availability under the revolving credit facility of our 1999 Credit Facility of approximately $567.2 million for working capital, letters of credit, acquisitions and other general corporate purposes.

The following table provides additional maturity detail of our long-term debt obligations at December 31, 2002 (in millions):

Debt	2003	2004	2005	2006	2007	Thereafter	Total

Revolving Credit Facility	$—	$—	$—	$—	$—	$—	$—
Tranche A term loan	—	374.1	525.0	—	—	—	899.1
Tranche B term loan	—	—	—	670.9	—	—	670.9
Tranche C term loan	—	—	—	—	805.1	—	805.1
6.10% BFI senior notes (1)	156.7	—	—	—	—	—	156.7
7.375% senior notes	—	225.0	—	—	—	—	225.0
7.875% BFI senior notes	—	—	69.5	—	—	—	69.5
7.625% senior notes	—	—	—	600.0	—	—	600. 0
8.875% senior notes due 2008	—	—	—	—	—	600.0	600.0
8.50% senior notes due 2008	—	—	—	—	—	750.0	750.0
9.25% senior notes due 2012	—	—	—	—	—	375.0	375.0
6.375% BFI senior notes due 2008	—	—	—	—	—	161.2	161.2
7.875% senior notes due 2009	—	—	—	—	—	875.0	875.0
10.00% senior subordinated notes due 2009	—	—	—	—	—	2,000.0	2,000.0
9.25% BFI debentures due 2021	—	—	—	—	—	99.5	99.5
7.40% BFI debentures due 2035	—	—	—	—	—	360.0	360.0
Other Debt	6.8	4.7	14.9	5.1	0.8	296.5	328.8

Total principal due	$163.5	$603.8	$609.4	$1,276.0	$805.9	$5,517.2	$8,975.8
Discount, net	(0.2)	(0.1)	(1.4)	—	—	(91.9)	(93.6)

Total long-term debt balance	$163.3	$603.7	$608.0	$1,276.0	$805.9	$5,425.3	$8,882.2

(1)	In January 2003, the 6.10% BFI senior notes were repaid upon maturity with cash flow from operations and application of our ending cash balance.

The following table outlines what we regard as our significant contractual obligations, their payment dates and expirations.

	Payments Due by Year ( in millions)
Contractual
Obligations (1)	2003		2004	2005	2006	2007	Thereafter	Total

Long-term debt	$163.5	(2)	$603.8	$609.4	$1,276.0	$805.9	$5,517.2	$8,975.8	(3)
Capital lease obligations	3.6		2.7	1.4	0.5	0.4	4.7	13.3
Operating leases (included in operating expenses)	24.9		23.0	19.0	16.6	11.5	51.0	146.0
Other long-term liabilities(4)	—		73.8	54.1	30.3	20.8	124.1	303.1

Total cash contractual obligations	$192.0		$703.3	$683.9	$1,323.4	$838.6	$5,697.0	$9,438.2

(1)	Purchase obligations entered into in the normal course of business are not reflected in this table.

(2)	In January 2003, the 6.10% BFI senior notes were repaid upon maturity with cash flow from operations and application of our ending cash balance.

(3)	Amount represents total principle due before discount.

(4)	The other long-term liabilities consist primarily of non-recurring acquisition accruals, derivative liabilities for interest rate swap contracts, accrued insurance and other miscellaneous long-term obligations. In addition to the $303.1 million of other long-term liabilities identified above, we have $125.7 million of derivative liability for interest rate swaps, which is paid through interest expense payments over the life of the swap contracts. The contracts mature at various times between 2003 and 2005. See discussion in Footnote 6 of the Notes to the Consolidated Financial Statements included under Item 8 herein. We also have $16.5 million of net pension liability included in long-term liabilities on the Consolidated Balance Sheet, however, this liability is not included in the table above as these are not cash obligations.

Our 1999 Credit Facility has certain provisions, calculated annually, which accelerate repayments of principal under the term loans if we generate cash flow in excess of certain levels. This could result in usage of the revolving loan facility to accommodate cash timing differences. Factors primarily causing excess cash flow, as defined, could include increases in operating cash flow, lower capital expenditures and working capital requirements, net divestitures or other favorable cash generating activities. Cash flow available to repay debt in excess of the current year’s maturities will be ratably applied to future maturities.

Our 1999 Credit Facility and the indentures relating to our senior subordinated notes and our senior notes contain financial covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions.

The following is additional information on our 1999 Credit Facility as of December 31, 2002 (in millions, except ratios):

Revolver Availability:
Capacity Commitment	$1,291.3
Less: Borrowings	—
Less: Letters of Credit outstanding	724.1

Total Availability	$567.2

Financial Covenants:
Debt / EBITDA (1)	5.01x
Covenant Maximum	5.75x
EBITDA in excess of covenant requirement	$193.2

EBITDA / Total Interest	2.20x
Covenant Minimum	2.00x
EBITDA in excess of covenant requirement	$145.9

(1)	EBITDA and Total Interest are defined in our 1999 Credit Facility (filed in conjunction with this Form 10-K, see exhibit 10.18) and are based on twelve month trailing amounts.

We are subject to the following financial covenants under our 1999 Credit Facility:

From the	Through the
Quarter Ending	Quarter Ending	Total Debt/EBITDA (1)	EBITDA/Interest (1)

December 31, 2002	December 31, 2002	5.75x	2.00x

March 31, 2003	September 30, 2003	5.50x	2.00x

December 31, 2003	March 31, 2004	5.25x	2.25x

June 30, 2004	September 30, 2004	5.00x	2.25x

December 31, 2004	September 30, 2005	4.50x	2.50x

December 31, 2005	December 31, 2005	4.25x	2.75x

(1)	EBITDA and Total Interest used for this calculation are defined in our 1999 Credit Facility (filed in conjunction with this Form 10-K, see exhibit 10.18) and are based on twelve months trailing amounts.

Our ability to pay dividends on preferred and common stock is most significantly limited by our 1999 Credit Facility, which specifies that in order to pay cash dividends, the ratio of Total Debt/EBITDA must be less than 4:1. This ratio was 5.01:1 at December 31, 2002 and therefore we are currently precluded from the payment of cash dividends. Shares of our Series A Senior Convertible Preferred Stock are entitled to cumulative quarterly dividends in an amount equal to 6.5% per annum. Beginning July 30, 2004, the dividend rate on the Series A Senior Convertible Preferred Stock increases to 12% per annum for any dividends that are not paid in cash. There are circumstances under which we would not be required to accrue dividends at the 12% rate. As long as we have a Total Debt/EBITDA ratio of less than 4:1, under our 1999 Credit Facility, we would be able to pay cash dividends at the 6.5% rate.

We are required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and performance under certain collection, landfill and transfer station contracts. We satisfy the financial assurance requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. Additionally, we are required to provide financial assurance for our self-insurance program and collateral required for certain performance obligations. During 2003, we expect no material increase in financial assurance obligations although the mix of financial assurance instruments may change.

At December 31, 2002, we had the following financial assurance instruments (in thousands):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total

Insurance Policies	$997,901	$—	$—	$—	$997,901
Surety Bonds	341,747	625,142	—	—	966,889
Trust Deposits	62,742	—	—	—	62,742
Letters of Credit (1)	234,471	48,484	211,802	229,306	724,063

Total	$1,636,861	$673,626	$211,802	$229,306	$2,751,595

(1)	These amounts are issued under the Revolving Credit Facility of our 1999 Credit Facility.

These financial assurance instruments are issued in the normal course of business. They are not debt and, therefore, are not reflected in the accompanying Consolidated Balance Sheets. The underlying obligations of the financial assurance instruments would be valued and recorded in the Consolidated Balance Sheets if it is probable that we would be unable to perform our obligations under the financial assurance contracts. We do not expect this to occur.

Off-Balance Sheet Financing

We have no off-balance sheet debt or similar obligations, other than financial assurance instruments discussed above which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt.

Significant Financing Events in 2002

In November 2002, through the issuance of $375 million of senior notes due 2012, we refinanced approximately $370.6 million of our 1999 Credit Facility with fixed rate bonds. Additionally, in August 2002, we repaid the 2001 subsidiaries line of credit before its maturity date. The 2001 subsidiaries line of credit was repaid with the cash from operations and the revolving credit facility under the 1999 Credit Facility. At December 31, 2002, we had no borrowings under the Revolving Credit Facility.

In December 2002, we filed a shelf registration statement with the SEC that would allow us to issue equity and/or debt securities up to $2.0 billion from time to time as determined by the Board of Directors and as market conditions permit. The registration statement was declared effective by the SEC on December 31, 2002. We expect to use the net proceeds from any issuances of securities under the shelf registration for general corporate purposes, including repaying or refinancing bank borrowings and for working capital, capital expenditures and other acquisitions.

Financing Plan

We are a highly leveraged company with $8.9 billion of outstanding debt at December 31, 2002. The vast majority of our debt was incurred to acquire solid waste companies during the past 10 years. Our debt maturity schedule reflects annual scheduled payments of $164 million, $604 million and $609 million for 2003, 2004 and 2005, respectively. Our first objective is to address maturities under the 1999 Credit Facility. In the future, we expect to continue to repay debt with cash flow from operations and it is possible that we will endeavor to refinance our debt obligations to extend maturities.

The Revolving Credit Facility component of the 1999 Credit Facility expires in July 2005. During 2003, we intend to take actions towards refinancing the 1999 Credit Facility. Both the term loan market and revolver market have contracted over the past years due, we believe, to consolidation in the banking industry, demands for increased returns within the banking industry and the reduction in average lender hold positions. Accordingly, we recognize that we will need to continue to reduce the size of the 1999 Credit Facility in order to effectively put in place a new credit facility. The $7 billion 1999 Credit Facility has already been reduced to $3.7 billion at December 31, 2002 through the application of cash flow from operations, net proceeds from divestitures and offerings of senior notes. We believe that between December 31, 2002 and the time we refinance the 1999 Credit Facility, we will further reduce its size to approximately $3.0 billion.

We believe we have several alternatives available to us that will allow this reduction to occur. The alternatives include continued application of cash flow from operating activities, possible asset divestitures in excess of acquisitions and potential capital market transactions. Capital market transactions could involve either new capital for us or refinancing short-term maturities for longer-term maturities or some combination of both. Our course of action is subject to ongoing analysis and consideration of the economic environment. The exact size, combination or timing of these events is subject to various considerations, some of which are out of our control, and we cannot assume that we will be able to secure a refinancing on terms we regard as favorable, or at all.

Increase in Authorized Shares

On January 23, 2003, a special meeting of our stockholders was held at which we submitted to a vote of our stockholders, and obtained approval, for an increase in the number of authorized shares of common stock from 300 million to 525 million.

Interest Rate Swap Portfolio

Consistent with our risk management policy, we have entered into floating-rate to fixed-rate swap agreements for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt. Our strategy is to use floating to fixed interest rate swap agreements when such transactions will serve to reduce our aggregate exposure. We enter into these contracts solely for the purpose of reducing variable interest rate risk; positions are not taken for trading purposes. Our risk management policy requires that we evaluate the credit of our counterparties and that we monitor counterparty exposure. At December 31, 2002, counterparties for 91% of our interest rate swap portfolio were rated Aa3. The counterparty for the remaining 9% is rated A1.

Our interest rate swap portfolio continues to fix 98% of our variable rate interest payment obligation, protecting us from cash flow variations arising from changes in short term interest rates. We believe this is prudent given our capital structure. At December 31, 2002, we had $2.3 billion of notional amount of interest rate swap contracts with a weighted average 15 months to maturity. These contracts expire as follows: $650 million during 2003, $1.4 billion during 2004 and $250 million during 2005. Our corporate policy is that at least 75% of our total debt must be effectively fixed, either directly or through interest rate swap agreements. At December 31, 2002, approximately 98% of our debt was fixed, 72% directly, and 26% through interest rate swap agreements. The average interest rate paid under swap contracts at December 31, 2002 was 6.06% compared to LIBOR of 1.38%.

In accordance with Statement of Financial Accounting Standards 133, Accounting for Derivative and Hedging Activities (SFAS 133) as amended by SFAS 138, Accounting for Certain Derivative and Hedging Activities (SFAS 138), a portion of our interest rate swap portfolio was de-designated for hedge accounting purposes at December 31, 2001. These contracts remain in place and continue to protect us from cash flow variability. At the time debt obligations are repaid prior to maturity, we may or may not terminate interest rate swap contracts depending on the reflective economic considerations.

The following table outlines our maturities debt and interest rate swap contract roll-off schedule as of December 31, 2002 (in thousands):

Debt Maturities
	Bank Debt	All Other		Total

2003	$—	$163,526	(1)	$163,526
2004	374,061	229,778		603,839
2005	525,000	84,420		609,420
2006	670,941	605,026		1,275,967
2007	805,130	793		805,923
Thereafter	—	5,517,130		5,517,130
Discount, net	—	(93,637)		(93,637)

Total	$2,375,132	$6,507,036		$8,882,168

Interest Rate Swap
Contracts Notional
Amounts
	Designated	De-designated	Total

2003	$250,000	$400,000	$650,000
2004	475,000	925,000	1,400,000
2005	250,000	—	250,000

Total	$975,000	$1,325,000	$2,300,000

(1)	In January 2003, the 6.10% BFI senior notes were repaid upon maturity with cash flow from operations and application of our ending balance.

Contingencies

We are currently under examination by various state and federal taxing authorities for certain tax years. A federal income tax audit for the years ended December 31, 1998 and 1999 is ongoing. A federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999 is completed with the exception of the matter discussed below.

During 2002, we received notification from the IRS disallowing all of a capital loss included in BFI’s July 30, 1999 tax return. If such disallowance is upheld, we estimate it could have a federal and state income tax effect of up to $310 million plus accrued interest through December 31, 2002 of approximately $40 million. We also received a notification from the IRS assessing a penalty of between 20% and 40% of the additional income tax resulting from the disallowance. Because of several meritorious defenses, we believe the successful assertion of penalties is remote.

In October 2002, the IRS issued a revenue procedure outlining two resolution alternatives related to this matter. Taxpayers could elect to participate under this revenue procedure if certain eligibility requirements were met. We decided not to participate under this IRS issuance. We continue to believe our position is well supported and we will vigorously contest the disallowance. The resolution of this matter may entail efforts including administrative appeals and litigation which could extend over several years. An unfavorable result could require future cash expenditures but should have minimal, if any, impact on our consolidated results of operations as the amount has been fully reserved for on our consolidated balance sheet.

We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the Consolidated Financial Statements based on our best estimate of required future payments. We are not able to determine potential future payments for indemnifications that relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that may become known in the future but that relate to our activities prior to the divestiture.

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

Related Party Transactions

For a description of related party transactions. See Note 16 to our Consolidated Financial Statements included under Item 8 of this Form 10-K.

New Accounting Standards

For a description of the new accounting standards that affect us, see Note 1 to our Consolidated Financial Statements included under Item 8 of this Form 10-K.

Disclosure Regarding Forward Looking Statements

This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Forward Looking Statements). All statements, other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Generally, these Forward Looking Statements include, among others, statements regarding:

•	our business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies;
•	the adequacy of our cash flow to make payments on our indebtedness and fund other liquidity needs;
•	our expectation that we will spend approximately $615 million on capital expenditures, closure, post-closure and remediation expenditures related to landfill operations in 2003;
•	our expectations that total capital expenditures will be approximately 8%-10% of revenues in 2003;
•	our ability to increase revenue growth and internal growth by increasing volumes collected and disposed and by increasing the rates for the services we provide;
•	our Financing Plan including, without limitation, our expectation of refinancing the 1999 Credit Facility;
•	our ability to perform our obligations under financial assurance contracts and our ability to maintain the current amount and mix of financial assurance contracts;
•	underlying assumptions including internal growth as well as general economic and financial market conditions;
•	our expectation that our casualty, property or environmental claims or other contingencies will not have a material effect on our operations;
•	our estimate of federal and state income taxes and penalties required to be paid if we do not prevail in our appeal of the IRS’ disallowance of capital losses related to BFI; and
•	our belief that the costs of settlements or judgments arising from litigation and the effects of settlements or judgments on our consolidated liquidity, financial position or results of operation will not be material.

All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our operations. Important factors that could cause actual results to differ materially from our expectations are discussed below. These risks and uncertainties include, without limitations:

Our significant leverage may make it difficult for us to service our debt and operate our business. We have had and will likely continue to have a substantial amount of outstanding indebtedness with significant debt service requirements. At December 31, 2002, our consolidated debt was approximately $8.88 billion and our debt to total capitalization was 82.1%. The degree to which we are leveraged could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our debt;
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which would reduce the availability of our cash flow to fund internal growth through working capital and capital expenditures and for other general corporate purposes;
•	increase our vulnerability to economic downturns in our industry;
•	increase our vulnerability to interest rate increases to the extent any of our variable rate debt is not hedged;
•	place us at a competitive disadvantage compared to our competitors that have less debt in relation to cash flow;
•	limit our flexibility in planning for or reacting to changes in our business and our industry;
•	limit, among other things, our ability to borrow additional funds or obtain other financing capacity; and
•	subject us to a greater risk of noncompliance with financial and other restrictive covenants in our indebtedness. The failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material negative effect on us.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. As of December 31, 2002, our debt agreements permit us to incur substantial additional indebtedness under various financial ratio tests. As of December 31, 2002, we had no cash draws outstanding under our $1.3 billion revolving credit facility. As of such date, we had $724.1 million in letters of credit drawn on the revolving credit facility that support financial assurance purposes, leaving $567.2 million of availability.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. Our ability to make payments on our indebtedness will depend on our ability to generate cash flow in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our 1999 Credit Facility will be adequate to meet our liquidity needs for the foreseeable future.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our 1999 Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund other liquidity needs.

We may be unable to refinance our indebtedness. We may need to refinance all or a portion of our indebtedness before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our 1999 Credit Facility, on commercially reasonable terms or at all. We may also need to refinance our senior notes, our senior subordinated notes and/or other indebtedness to pay the principal amounts due at maturity. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms or at all.

Covenants in our credit facility, our indentures and the instruments governing our other indebtedness may limit our ability to operate our business. Our 1999 Credit Facility, and certain of the agreements governing our other indebtedness contain covenants that restrict our ability to make distributions or other payments to our investors and creditors unless we satisfy certain financial tests or other criteria. We must also comply with certain specified financial ratios and tests. In some cases, our subsidiaries are subject to similar restrictions which may restrict their ability to make distributions to us. Our credit facility and these other agreements contain additional affirmative and negative covenants, including limitation on our ability to incur additional indebtedness and to make acquisitions and capital expenditures. All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

If we do not comply with these covenants and restrictions, we could be in default under our credit facility and other debt agreements and the debt, together with accrued interest, could then be declared immediately due and payable. If we default under our 1999 Credit Facility, the lenders could cause all of our outstanding debt obligations under such credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness under such credit facility or prevent us from making debt service payments on any other indebtedness we owe. If we are unable to repay any borrowings when due, the lenders under our 1999 Credit Facility could proceed against their collateral, which includes most of the assets we own, including the stock and assets of our subsidiaries. In addition, any default under our 1999 Credit Facility or agreements governing our other indebtedness could lead to an acceleration of debt under our other debt instruments that contain cross acceleration or cross-default provisions. Our ability to comply with these provisions of our credit facility and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control.

We compete with large companies and municipalities that may have greater financial and operational resources. We also compete with the use of alternatives to landfill disposal in part because of state requirements to reduce landfill disposal and we cannot assure you that we will continue to operate our landfills at currently estimated volumes. The non-hazardous waste collection and disposal industry is highly competitive. We compete with large companies and municipalities which may have greater financial and operational resources. The non-hazardous waste collection and disposal industry is led by three large national waste management companies: Allied, Waste Management, Inc., and Republic Services, Inc. It also includes numerous regional and local companies. Many counties and municipalities that operate their own waste collection and disposal facilities have the benefits of tax-exempt financing and may control the disposal of waste collected within their jurisdictions.

We encounter competition due to the use of alternatives to landfill disposal, such as recycling and incineration, because of state requirements to reduce landfill disposal and we cannot ensure that our landfills will continue to operate at currently estimated volumes. Further, most of the states or municipalities in which we operate landfills require counties and municipalities to formulate comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting and recycling or other programs. Some state and local governments mandate waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard wastes, at landfills. These actions may reduce the volume of waste going to landfills in certain areas. If this occurs, we cannot assure that we will be able to operate our landfills at their current estimated volumes or charge current prices for landfill disposal services due to the decrease in demand for services.

If we are unable to execute our business strategy, our waste disposal expenses could increase significantly. Over the long term, our ability to continue to sustain our current vertical integration strategy will depend on our ability to maintain appropriate landfill capacity, collection operations and transfer stations. We cannot assure you that we will be able to replace such assets either timely or cost effectively or integrate acquisition candidates effectively or profitably. Further, we cannot assure you that we will be successful in expanding the permitted capacity of our current landfills once our landfill capacity is full. In such event, we may have to dispose of collected waste at landfills operated by our competitors or haul the waste long distances at a higher cost to another of our landfills, either of which could significantly increase our waste disposal expenses.

We may be unable to obtain required permits. There can be no assurance that we will successfully obtain the permits we require to operate our business because permits to operate non-hazardous solid waste landfills and to expand the permitted capacity of existing landfills have become increasingly difficult and expensive to obtain. Permits often take years to obtain as a result of numerous hearings and compliance with zoning, environmental and other regulatory measures. These permits are also often subject to resistance from citizen or other groups and other political pressures. Our failure to obtain the required permits to operate non-hazardous solid waste landfills could have a material negative effect on our future results of operations.

The solid waste industry is a capital-intensive industry that may consume cash from our operations and borrowings. Our ability to remain competitive, grow and expand operations largely depends on our cash flow from operations and access to capital. We spent approximately $647.3 million in combination for our capital expenditures and capping, closure, and post-closure and remediation expenditures related to our landfill operations during 2002, and we expect to spend approximately $615 million for these purposes in 2003. If we undertake more acquisitions or further expand our operations, the amount we expend on capital, capping, closure, and post-closure and remediation expenditures may increase. Acquisitions may increase our capital requirements because acquisitions may require sizable amounts of capital, and competition with other solid waste companies that have a similar acquisition strategy may increase costs. Increases in expenditures may result in low levels of working capital or require us to finance working capital deficits. We intend to continue to fund our cash needs through cash flow from operations and borrowings under our 1999 Credit Facility, if necessary. However, we may require additional equity and/or debt financing for debt repayment obligations and to fund our growth.

Our cash needs will increase if the expenditures for closure and post-closure monitoring increase above the reserves recorded for these costs. Expenditures for these costs may increase as a result of any federal, state or local government regulatory action, including changes in closing or monitoring activities, types and quantities of materials used or the period of required post-closure monitoring. These factors, together with those discussed above, could substantially increase our operating costs and therefore impair our ability to invest in our existing facilities or new facilities.

We may not be able to obtain necessary financial assurances. We are required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. In addition, we are required to provide financial assurances for our self insurance program. We satisfy the financial assurances requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. As of December 31, 2002, we have not experienced difficulty in obtaining the financial assurances that we need and we do not have any indications that we will not have continued availability of these types of instruments. However, we cannot make any assurances that the level of financial assurance that we are required to provide will be available in the future.

Changes in interest rates may effect our results of operations. At December 31, 2002, approximately 98% of our debt was fixed, 72% directly and 26% through interest rate swap agreements. The amount of this swap contract portfolio was $2.3 billion. For certain interest rate swap agreements, we record non-cash mark to market gains and losses based on changes in future yield curves to the statement of operations. Changes in the yield curves could result in additional non-cash losses being recorded in the statement of operations.

Continued downturn in U.S. economic conditions may have an adverse impact on our operating performance and results of operations. Our business is affected by general economic conditions. The continued weakness in the U.S. economy has had a negative effect on our operating results, including decreases in revenues and operating cash flows. Additionally, as is expected in a down-cycle economic environment, we have experienced the negative effects of increased competitive pricing pressure and customer turnover. If economic conditions continue to deteriorate or fail to recover, we will continue to experience pressure on the pricing that we are able to achieve for our services. In addition, worsening economic conditions may lead to further negative effects of customer turnover. There can be no assurance that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.

We may be affected by adverse weather conditions. Our collection and landfill operations could be adversely affected by long periods of inclement weather which interfere with collection and landfill operations, delay the development of landfill capacity and/or reduce the volume of waste generated by our customers. In addition, certain of our operations may be temporarily suspended as a result of particularly harsh weather conditions. Severe weather can negatively affect the costs of collection and disposal. Long periods of inclement weather could have an adverse effect on our results of operations.

Loss of key executives and failure to attract qualified management could limit our growth and negatively impact our operations. We depend highly upon our senior management team. We will continue to depend on operations management personnel with waste industry experience. We do not know the availability of such experienced management personnel or how much it may cost to attract and retain such personnel. The loss of the services of any member of senior management or the inability to hire experienced operations management personnel could have a material adverse effect on our operations and financial condition.

We are subject to costly environmental regulations and environmental litigation. Our equipment, facilities, and operations are subject to extensive and changing federal, state, and local environmental laws and regulations relating to environmental protection and occupational health and safety. These include, among other things, laws and regulations governing the use, treatment, storage, and disposal of solid and hazardous wastes and materials, air quality, water quality and the remediation of contamination associated with the release of hazardous substances.

Our compliance with these regulatory requirements is costly. Government laws and regulations often require us to enhance or replace our equipment and to modify landfill operations or initiate final closure of a landfill. We cannot assure you that we will be able to implement price increases sufficient to offset the cost of complying with these laws and regulations. In addition, environmental regulatory changes could accelerate or increase expenditures for closure and post-closure monitoring at solid waste facilities and obligate us to spend sums in addition to those presently accrued for such purposes.

In addition to the costs of complying with environmental regulations, we incur costs to defend against litigation brought by government agencies and private parties who allege we are in violation of our permits. As a result, we may be required to pay fines or our permits and licenses may be modified or revoked. We are, and also may be in the future, defendants in lawsuits brought by governmental agencies and surrounding landowners who assert claims alleging environmental damage, personal injury, property damage and/or violations of permits and licenses by us. A significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine could have a material negative effect on our financial condition.

Certain of our waste disposal operations traverse state and county boundaries. In the future, our collection, transfer and landfill operations may also be affected by proposed federal legislation that authorizes the states to enact legislation governing interstate shipments of waste. Such proposed federal legislation may allow individual states to prohibit or limit importing out-of-state waste to be disposed of and may require states, under some circumstances, to reduce the amount of waste exported to other states. If this or similar legislation is enacted in states in which we operate landfills that receive a significant portion of waste originating from out-of-state, our operations could be negatively affected. We believe that several states have proposed or have considered adopting legislation that would regulate the interstate transportation and disposal of waste in the states’ landfills. Our collection, transfer and landfill operations may also be affected by “flow control” legislation which may be proposed in the United States Congress. This proposed federal legislation may allow states and local governments to direct waste generated within their jurisdictions to a specific facility for disposal or processing. If this or similar legislation is enacted, state or local governments with jurisdiction over our landfills could act to limit or prohibit disposal or processing of waste in our landfills.

We may have potential environmental liabilities that are greater than our insurance coverage. We may incur liabilities for the deterioration of the environment as a result of our operations. Any substantial liability for environmental damage could materially adversely affect our operating results and financial condition. Due to the limited nature of our insurance coverage of environmental liability, if we were to incur substantial financial liability for environmental damage, our business and financial condition could be materially adversely affected.

We may have additional hazardous substances liability. We are a potentially responsible party at many sites under the CERCLA and analogous state laws. CERCLA provides for the remediation of contaminated facilities and imposes strict, joint and several liability on current and former owners or operators of a facility at which there has been a release or a threatened release of a “hazardous substance”, on persons who arrange for the disposal of such substances at the facility and on persons who transport such substances to the facility. Hundreds of substances are defined as “hazardous” under CERCLA and their presence, even in minute amounts, can result in substantial liability. As used in this report, “non-hazardous waste” means substances that are not defined as hazardous waste under federal regulations. The statute provides for the remediation of contaminated facilities and imposes costs on the responsible parties. The expense of conducting such a cleanup can be significant. We have significant liabilities under these laws, primarily due to acquired businesses and properties and their former operations. Notwithstanding our efforts to comply with applicable regulations and to avoid transporting and receiving hazardous substances, we may have additional liability because such substances may be present in waste collected by us or disposed of in our landfills, or in waste collected, transported or disposed of in the past by acquired companies. In addition, actual costs for these liabilities could be significantly greater than amounts presently accrued for these purposes.

There may be undisclosed liabilities associated with our acquisitions. In connection with any acquisition made by us, there may be liabilities that we fail to discover or are unable to discover including liabilities arising from non-compliance with environmental laws by prior owners and for which we, as successor owner, may be responsible. Similarly, we incur capitalized costs associated with acquisitions, which may never be consummated, resulting in a potential charge to earnings.

We are subject to examination by various federal and state taxing authorities. We are currently under examination by various federal and state taxing authorities for certain tax years. Any material disagreement with a taxing authorities could result in large cash expenditures and adversely affect our operating results and financial condition. A federal income tax audit for the years ended December 31, 1998 and 1999 is ongoing. A federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999, is completed with the exception of the matter discussed below. During the second quarter of 2002, we received notification from the Internal Revenue Service (IRS) disallowing all of a capital loss included in BFI’s July 30, 1999 tax return. If such disallowance is upheld, we estimate it could have a federal and state income tax effect of up to $310 million plus accrued interest through December 31, 2002 of approximately $40 million. We also received notification from the IRS assessing a penalty of between 20% and 40% of the additional income tax resulting from the disallowance. In October 2002, the IRS issued a revenue procedure outlining two resolution alternatives related to this matter. Taxpayers could elect to participate under this revenue procedure if certain eligibility requirements were met. We decided not to participate under this IRS issuance.

We believe that the resolution of this matter may entail efforts including administrative appeals and litigation extending over several years. An unfavorable result of this matter could require future potential cash expenditures that could have a material negative effect on our financial condition.

Fluctuations in commodity prices could affect our operating results. As part of our recycling services, we process recyclable materials such as paper, cardboard, plastics, aluminum and other metals for sale to third parties, generally at current market prices. All of these materials are subject to significant price fluctuations, which are driven by general market conditions. These price fluctuations may affect our future operating income and cash flows.

Inflation and Prevailing Economic Conditions

Our objective is to be able to implement price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors have and may continue to require us to absorb cost increases resulting from inflation. As a result, we have been unable to implement price increases sufficient to offset cost increases resulting from inflation. Consistent with industry practice, most of our contracts provide for a pass through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs. We are unable to determine the future impact of a sustained economic slowdown.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to interest rate risk on our variable rate long-term debt. To reduce the risk from interest rate fluctuations, we enter into hedging transactions that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.

We have effectively converted a significant portion of our long-term debt, which required payment at variable rates of interest, to fixed rate obligations through interest rate swap transactions. During 2002, these transactions required us to pay fixed rates of interest on notional amounts of principal to counter-parties. The counter-parties, in turn, paid to us variable rates of interest on the same notional amounts of principal. Increases or decreases in short-term market rates did not materially impact earnings and cash flow in 2002 as a significant portion of variable rate debt had been swapped for fixed rates. The following interest rate table summarizes all interest rate swaps that were in effect and their fair value as of December 31, 2002:

					Fair Market
Notional Principal			Underlying		Value
(in thousands)	Maturity	Interest Paid	Obligations	Interest Received	(in thousands)

			Credit Agreement
$2,300,000	January 2003 – March 2005	6.06%	Term Loan Facility	Libor	$125,746

At December 31, 2002, with 98% of our debt fixed either directly or through interest rate swap agreements, we have $170.5 million of floating rate debt. If interest rates increased by 100 basis points, annualized interest expense would increase by $1.7 million ($1.0 million after tax). This analysis does not reflect the effect that declining interest rates would have on other items, such as new borrowings nor the favorable impact they would have on interest expense and cash payments for interest. Accordingly, any changes in interest rates would have a minimal impact on our net income. See Notes 5 and 6 to our Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding how we manage interest rate risk.

Item 8. Financial Statements and Supplementary Data

     Report of Independent Accountants by PricewaterhouseCoopers LLP.

     Report of Independent Public Accountants by Arthur Andersen LLP.

     Consolidated Balance Sheets as of December 31, 2002 and 2001.

     Consolidated Statements of Operations for the Three Years Ended December 31, 2002.

     Consolidated Statements of Stockholders’ Equity for the Three Years Ended
     December 31, 2002.

     Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2002.

     Notes to Consolidated Financial Statements.

Report of Independent Accountants

To the Board of Directors and Shareholders
of Allied Waste Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Allied Waste Industries, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 2001 and 2002 information included in the financial statement schedule included in Item 15 of Part IV herein presents fairly, in all material respects, the 2001 and 2002 information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company for the year ended December 31, 2000, prior to the revisions discussed in Notes 1 and 3 to the consolidated financial statements and the 2000 financial statement schedule information, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those statements and that schedule information dated February 8, 2002.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments as of January 1, 2001, and the Company changed its method of accounting for goodwill and other intangible assets as of January 1, 2002.

As discussed above, the financial statements of Allied Waste Industries, Inc. for the year ended December 31, 2000, were audited by other independent accountants who have ceased operations. As described in Note 1 to the consolidated financial statements, these financial statements have been revised to classify amounts previously reported as “Acquisition related and Unusual Costs” as components of “Cost of Operations” and “Selling, general and administrative expenses.” In addition, as described in Note 3 to the consolidated financial statements, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. We audited the adjustments described in Note 1 that were applied to revise the 2000 consolidated financial statements and the transitional disclosures for 2000 described in Note 3. In our opinion, such adjustments described in Note 1 are appropriate and have been properly applied and the transitional disclosures for 2000 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 consolidated financial statements of the Company other than with respect to such adjustments and transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 consolidated financial statements taken as a whole.

PricewaterhouseCoopers LLP

Phoenix, Arizona
February 13, 2003

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP AND ARTHUR ANDERSEN LLP DID NOT CONSENT TO THE USE OF THIS REPORT IN THIS FORM 10-K OR ANY PREVIOUSLY FILED REGISTRATION STATEMENTS. AS DISCUSSED IN NOTE 3, THE COMPANY HAS REVISED ITS FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2000 TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, GOODWILL AND INTANGIBLE ASSETS. THE ARTHUR ANDERSEN REPORT DOES NOT EXTEND TO THESE CHANGES. THE REVISIONS TO THE 2000 FINANCIAL STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

Report of Independent Public Accountants

To Allied Waste Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Allied Waste Industries, Inc., (a Delaware corporation) and subsidiaries as of December 31, 2001* and 2000**, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Allied Waste Industries, Inc. and subsidiaries as of December 31, 2001* and 2000**, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the financial statements, effective January 1, 1999, the Company changed its method of accounting for the capitalization of interest, and effective January 1, 2001*, the Company changed its method for accounting for derivatives.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II listed in Item 14 of Part IV herein*** is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Phoenix, Arizona
February 8, 2002 *

*	Subsequent to the date of this report, the Consolidated Balance Sheet as of December 31, 2001 and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for the year then ended were audited by PricewaterhouseCoopers LLP whose report appears on page 58 on Form 10-K filed herein.

**	The Company’s Consolidated Balance Sheet as of December 31, 2000 is not included in this Form 10-K.

***	The information referred to herein for the year ended December 31, 2000 is included in Item 15 on this Form 10-K.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,

	2002	2001

ASSETS
Current Assets —
Cash and cash equivalents	$180,285	$158,841
Accounts receivable, net of allowance of $23,692 and $31,876	687,616	751,416
Prepaid and other current assets	99,765	132,026
Deferred income taxes, net	104,421	156,203

Total current assets	1,072,087	1,198,486
Property and equipment, net	4,081,372	4,010,886
Goodwill, net	8,530,463	8,556,877
Other assets, net	245,000	580,844

Total assets	$13,928,922	$14,347,093

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$163,526	$22,130
Accounts payable	431,222	456,063
Current portion of accrued closure, post-closure and environmental costs	95,249	126,885
Accrued interest	182,039	192,872
Other accrued liabilities	349,536	402,816
Unearned revenue	228,221	232,769

Total current liabilities	1,449,793	1,433,535
Long-term debt, less current portion	8,718,642	9,237,503
Deferred income taxes	509,910	418,836
Accrued closure, post-closure and environmental costs, less current portion	864,674	878,006
Other long-term obligations	449,901	624,390
Commitments and contingencies
Series A senior convertible preferred stock, 1,000 shares authorized, issued and outstanding, liquidation preference of $1,247 and $1,169 per share	1,246,904	1,169,044
Stockholders’ Equity —
Common stock; $0.01 par value; 300,000 authorized shares; 196,215 and 196,236 shares issued and outstanding	1,962	1,962
Additional paid-in capital	989,647	1,055,353
Accumulated other comprehensive loss	(131,206)	(85,120)
Retained deficit	(171,305)	(386,416)

Total stockholders’ equity	689,098	585,779

Total liabilities and stockholders’ equity	$13,928,922	$14,347,093

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,

	2002	2001	2000

Revenues	$5,517,306	$5,565,260	$5,707,485
Cost of operations	3,289,616	3,205,638	3,367,580
Selling, general and administrative expenses	484,502	456,100	430,846
Depreciation and amortization	496,489	466,323	450,794
Goodwill amortization	—	226,713	223,244
Non-cash (gain) loss on divestiture of assets	(9,339)	107,011	26,486

Operating income	1,256,038	1,103,475	1,208,535
Equity in earnings of unconsolidated affiliates	—	(14,072)	(50,788)
Interest expense and other	845,327	847,581	878,155

Income before income taxes	410,711	269,966	381,168
Income tax expense	183,614	190,834	237,540
Minority interest	1,891	3,673	5,975

Income before extraordinary loss	225,206	75,459	137,653
Extraordinary loss, net of income tax benefit	10,095	16,973	13,266

Net income	215,111	58,486	124,387
Dividends on preferred stock	77,874	73,012	68,452

Net income (loss) available to common shareholders	$137,237	$(14,526)	$55,935

Basic EPS:
Income available to common shareholders before extraordinary loss, net of income tax benefit	$0.77	$0.01	$0.37
Extraordinary loss, net of income tax benefit	(0.05)	(0.08)	(0.07)

Net income (loss) available to common shareholders	$0.72	$(0.07)	$0.30

Weighted average common shares	190,210	189,583	188,814

Diluted EPS:
Income available to common shareholders before extraordinary loss, net of income tax benefit	$0.76	$0.01	$0.36
Extraordinary loss, net of income tax benefit	(0.05)	(0.08)	(0.07)

Net income (loss) available to common shareholders	$0.71	$(0.07)	$0.29

Weighted average common and common equivalent shares	193,508	194,906	191,122

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Total	Comprehensive Income/(Loss) for
	Common	Additional Paid-In	Accumulated	Retained	Stockholders’	the Twelve Months Ended
	Stock	Capital	Comprehensive Loss	Deficit	Equity	December 31,

Balance as of December 31, 1999	$1,885	$1,179,181	$—	$(569,289)	$611,777
Common stock issued, net	73	2,670	—	—	2,743
Stock options, net	3	1,155	—	—	1,158
Dividends declared on Series A senior convertible preferred stock	—	(68,452)	—	—	(68,452)
Net income	—	—	—	124,387	124,387	$124,387

Balance as of December 31, 2000	$1,961	$1,114,554	$—	$(444,902)	$671,613	$124,387

Common stock issued, net	(6)	5,477	—	—	5,471
Stock options, net	7	8,334	—	—	8,341
Dividends declared on Series A senior convertible preferred stock	—	(73,012)	—	—	(73,012)
Net income	—	—	—	58,486	58,486	$58,486
Other comprehensive loss, net of tax:
Cumulative effect of change in accounting principle	—	—	(45,193)	—	(45,193)	(45,193)
Net loss deferred on hedging derivatives	—	—	(89,194)	—	(89,194)	(89,194)
Less: Net loss on hedging derivatives reclassified to earnings	—	—	49,267	—	49,267	49,267

Balance as of December 31, 2001	$1,962	$1,055,353	$(85,120)	$(386,416)	$585,779	$(26,634)

Common stock issued, net	(3)	6,577	—	—	6,574
Stock options, net	3	5,591	—	—	5,594
Dividends declared on Series A senior convertible preferred stock	—	(77,874)	—	—	(77,874)
Net income	—	—	—	215,111	215,111	$215,111
Other comprehensive loss, net of tax:
Net gain deferred on hedging derivatives	—	—	7,346	—	7,346	7,346
Less: Net loss on hedging derivatives reclassified to earnings	—	—	21,328	—	21,328	21,328
Minimum pension liability adjustment	—	—	(74,760)	—	(74,760)	(74,760)

Balance as of December 31, 2002	$1,962	$989,647	$(131,206)	$(171,305)	$689,098	$169,025

     The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2002	2001	2000

Operating activities —
Net income	$215,111	$58,486	$124,387
Adjustments to reconcile net income to cash provided by operating activities—
Provisions for:
Depreciation and amortization	496,489	693,036	674,038
Non-cash (gain) loss on divestiture of assets	(9,339)	107,011	26,486
Undistributed earnings of equity investment in unconsolidated affiliates	—	(14,072)	(38,190)
Doubtful accounts	18,528	23,937	19,463
Accretion of debt and amortization of debt issuance costs	43,210	42,658	44,219
Deferred income tax	163,816	169,533	193,054
Gain on sale of fixed assets	(7,074)	(13,862)	(10,513)
Extraordinary loss due to early extinguishments of debt, net of income tax benefit	8,256	12,348	13,266
Non-cash gain on de-designated interest rate swap contracts	(2,416)	—	—
Amortization of accumulated other comprehensive income for de-designated interest rate swap contracts	35,400	—	—
Change in operating assets and liabilities, excluding the effects of purchase acquisitions—
Accounts receivable, prepaid expenses, inventories and other	59,484	(8,376)	3,238
Accounts payable, accrued liabilities, unearned revenue, stock option tax benefits and other	134,105	(21,951)	(41,859)
Expenditures against non-recurring acquisition accruals	(88,655)	(115,106)	(167,542)
Closure and post-closure provision	70,786	67,202	61,727
Closure, post-closure and environmental expenditures	(104,952)	(95,630)	(98,458)

Cash provided by operating activities	1,032,749	905,214	803,316

Investing activities —
Cost of acquisitions, net of cash acquired	(51,366)	(249,462)	(802,876)
Proceeds from divestitures and other, net of cash divested	82,629	359,866	1,039,182
Accruals for acquisition price and severance costs	—	(1,668)	(27,820)
Net distributions from unconsolidated affiliates	—	—	15,372
Capital expenditures, excluding acquisitions	(542,324)	(500,912)	(389,918)
Capitalized interest	(20,622)	(45,704)	(45,352)
Proceeds from sale of fixed assets	30,250	30,879	42,874
Change in deferred acquisition costs, notes receivable and other	(22,344)	(27,047)	(41,413)

Cash used for investing activities	(523,777)	(434,048)	(209,951)

Financing activities —
Net proceeds from sale of common stock and exercise of stock options	2,803	6,401	1,724
Change in disbursement account	(87,055)	—	—
Proceeds from long-term debt, net of issuance costs	1,044,264	2,755,829	2,202,000
Repayments of long-term debt	(1,447,540)	(3,196,649)	(2,796,400)

Cash used for financing activities	(487,528)	(434,419)	(592,676)

Increase in cash and cash equivalents	21,444	36,747	689
Cash and cash equivalents, beginning of year	158,841	122,094	121,405

Cash and cash equivalents, end of year	$180,285	$158,841	$122,094

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

Cash and cash equivalents —

We use a cash management system under which our book balance reflects a credit for our primary disbursement account. This amount represents uncleared checks which have not been presented to our bank. Our funds are transferred as checks are presented. At December 31, 2002 and 2001, the book credit balance of $60.0 million and $147.0 million, respectively, in our primary disbursement account was reported in accounts payable. We consider any liquid investments with an original maturity of three months or less to be cash equivalents. Amounts are stated at quoted market prices.

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

Allowance for doubtful accounts —

We provide services to approximately 10 million customers throughout the United States. We perform credit evaluations of our significant customers and establish an allowance for doubtful accounts based on the aging of our receivables, payment performance factors, historical trends and other information. In general, we reserve 50% of those receivables outstanding 90 to 120 days and 100% of those outstanding over 120 days. We also review outstanding balances on an account specific basis and fully reserve the receivable prior to 120 days if information becomes available indicating we will not receive payment. Our reserve is evaluated and revised on a monthly basis. The allowance as of December 31, 2002 and 2001 was approximately $23.7 million and $31.9 million, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other assets —

The following table shows the balances included in other assets as of December 31 (in millions):

	2002	2001

Investments in unconsolidated affiliates (see Note 4)	$—	$179.9
Deferred financing costs	137.4	175.0
Prepaid pension asset (see Note 9)	—	100.0
Landfill closure deposits	27.3	36.6
Deferred contract costs	6.6	21.9
Other	73.7	67.4

Total	$245.0	$580.8

Upon funding of debt offerings, deferred financing costs are capitalized and amortized using the effective interest method over the life of the related debt. Deferred financing costs represent transaction costs directly attributable to obtaining financings. We amortize deferred financing costs over the term of the associated debt. In 2002 and 2001, we wrote off $13.8 million, and $28.0 million, respectively, in deferred financing costs in connection with the repayment of debt before its maturity date.

Deferred contract costs are certain direct and incremental costs related to long-term revenue producing contracts. Deferred contract costs are recognized as operating expense over the period of benefit and are periodically reviewed for realization.

Other accrued liabilities —

At December 31, 2002 and 2001, respectively, other liabilities include the current portion of non-recurring acquisition accruals of approximately $55.0 million and $75.0 million, accrued payroll of $65.7 million and $49.8 million, accrued income taxes payable of approximately $23.3 million and $23.8 million, and accrued insurance of approximately $93.7 million and $127.4 million, and other miscellaneous current liabilities.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental costs —

We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value, as the timing of cash payments is not reliably determinable. Recoveries of environmental remediation costs from other parties are recorded when their receipts are deemed probable. Environmental liabilities and apportionment of responsibility among potentially responsible parties are accounted for in accordance with the guidance provided by the American Institute of Certified Public Accountants Statement of Position 96-1 (SOP 96-1) Environmental Remediation Liabilities.

Self-Insurance —

We are partially self-insured for general liability, automobile and workers’ compensation insurance with varying loss thresholds up to $3 million and fully self-insured for employee group health claims. The self-insured portion of the liability for unpaid claims and associated expenses, including claims incurred but not reported, is determined using actuarial valuations provided by independent companies. We use a third party administrator to track and evaluate actual claims experience for consistency of data used in the annual actuarial valuation.

The following tables show the activity and balances related to accrued self-insurance for the year ended December 31, (in thousands):

	2002	2001

Balance at beginning of year	$88,081	$22,376
Expense incurred	249,523	229,629
Claims paid	(191,404)	(163,924)

Balance at end of year	$146,200	$88,081

Other long-term obligations —

At December 31, 2002 and 2001, respectively, other long-term obligations include the minority interest in consolidated subsidiaries of $4.6 million and $182.3 million (see Note 4), the non-current portion of non-recurring acquisition accruals of $145.9 million and $217.6 million, derivative liabilities for interest rate swap contracts of $125.7 million and $140.7 million (see Note 6), and other obligations of $84.1 million and $83.8 million. Additionally, the balance at December 31, 2002 includes net pension liability of $16.5 million and $73.1 million self-insurance obligation.

Revenue —

Our revenues result primarily from fees charged to customers for waste collection, transfer, recycling and disposal services. We generally provide collection services under direct agreements with our customers or pursuant to contracts with municipalities. Commercial and municipal contract terms generally range from one to five years and commonly have renewal options. Our landfill operations include both company-owned landfills and landfills that we operate on behalf of municipalities and others.

Advance billings are recorded as unearned revenue, and revenue is recognized when services are provided, usually within 90 days.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss contracts —

We review our revenue producing contracts in the ordinary course of business to determine if the direct costs, exclusive of any fixed costs, to service the contractual arrangements exceed the revenues to be produced by the contract. Any resulting excess direct costs over the life of the contract are expensed at the time of such determination.

Change in accounting principle — derivatives

Effective January 1, 2001, we changed our method of accounting for derivative financial instruments in accordance with the adoption of SFAS 133, Accounting for Derivatives Instruments and Hedging Activities (SFAS 133), as amended by SFAS 138, Accounting for Certain Derivative Instruments and Hedging Activities (SFAS 138). See Note 6 on Derivative Instruments and Hedging Activities.

Non-recurring acquisition accruals —

At the time of an acquisition accounted for under the purchase method of accounting, we evaluate and adjust existing accruals to represent our estimate of the future costs to settle the assumed liabilities. Assumed liabilities are considered in the allocation of purchase price and goodwill valuation. Liabilities related to restructuring and abandonment activities, loss contracts or changes in estimates of environmental, litigation and regulatory compliance costs are charged to expense in the period in which the acquisition is completed. Any subsequent changes to these estimates are also charged to expense in the same line item as the original charge was recorded. At December 31, 2002 and 2001, we had approximately $200.9 million and $292.6 million, respectively, of non-recurring acquisition accruals remaining on our consolidated balance sheets, consisting primarily of loss contract, litigation, insurance liabilities and other commitments associated with the acquisition of BFI. Expenditures against non-recurring acquisition accruals, including severance costs in 2002 and 2001 were $88.7 million and $116.8 million, respectively.

During the years ended December 31, 2001 and 2000, the Company recorded costs related to acquisitions accruals and other acquisition related costs on a separate line titled “Acquisition related and unusual costs” in the Consolidated Statements of Operations. Costs reported on this line have been reclassified to cost of operations in the amount of approximately $10.4 million and $87.6 million, respectively, and selling, general and administrative expenses in the amount of approximately $17.4 and $13.3 million, respectively.

Non-cash (gain) loss on divestiture of assets —

In October 2002, we sold certain non-integrated collection operations for net proceeds of approximately $77.5 million. In connection with our strategic business model and ongoing review of the operations, we determined that the sale of such assets would allow us to deploy proceeds from the sale to purchase more productive assets in other markets that improve our market density and internalization. We initially used the proceeds to repay debt and plan to redeploy the proceeds to purchase other assets. The carrying value of the assets sold was approximately $68.2 million at the time of the sale. In connection with the sale we recorded a non-cash gain of approximately $9.3 million ($8.2 million loss, net of income tax expense). Approximately $45 million of the carrying value of the assets sold was goodwill of which approximately 76% was non-deductible for tax purposes. Revenues and net operating income of the sold operations represent approximately 1% of our consolidated revenue and net operating income for the period prior to the sale during 2002. The assets were held for use and were not previously impaired based on the criteria and analysis under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In February 2001, we sold assets of certain non-integrated operations with a carrying value of approximately $160 million in the Northeast region for approximately $53 million. In connection with this sale, we recorded a non-cash loss of approximately $107 million ($65 million, net of income tax benefit).

During 2000, we recorded $26.5 million of non-cash impairment related to divestitures of certain operations.

If we have changes in events or circumstances including the determination to divest of certain assets, we could incur other non-cash charges to earnings.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense capitalized —

We capitalize interest in connection with the construction of our landfill assets. Actual acquisition permitting and construction costs incurred related to landfill assets under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a landfill asset is complete and available for use.

During the years ended December 31, 2002, 2001 and 2000, we incurred gross interest expense (including payments under interest rate swap contracts) of $794.6 million, $856.7 million and $908.2 million of which $20.6 million, $45.7 million and $45.4 million was capitalized.

Extraordinary losses —

In November 2002, we repaid $370.6 million of our tranche A, B and C term loan facility before its maturity date, with the proceeds from the issuance of $375 million senior notes. In connection with this repayment, we recognized an extraordinary charge for the early extinguishment of the debt of approximately $4.6 million ($2.8 million, net of income tax benefit) related to the write-off of deferred debt issuance costs.

Additionally, during 2002, we prepaid approximately $105.0 million of our tranche A, B and C term loan before its maturity date from cash from operations. In connection with this prepayment, we recognized an extraordinary charge of approximately $1.3 million ($0.8 million, net of income tax benefit) related to the write-off of deferred debt issuance costs.

In August 2002, we repaid our 2001 subsidiary line of credit before its maturity. In connection with the repayment, we recognized an extraordinary loss of approximately $10.9 million ($6.5 million, net of tax) related to the write-off of $7.7 million of deferred debt issuance costs and for a $3.2 million prepayment penalty paid. The 2001 subsidiaries line of credit was repaid with the cash from operations and the Revolving Credit Facility.

During 2001, we repaid $1,326.4 million of our tranche A, B and C term loan facility before its maturity date, with net proceeds from the issuance of $600 million and $750 million senior notes. In connection with these repayments, we recognized an extraordinary charge for the early extinguishment of the debt of approximately $28.0 million ($17.0 million, net of income tax benefit) related to the write-off of deferred debt issuance costs.

During 2000, we repaid our asset sale term loan and tranche D term loan facilities before the respective maturity date. In connection with these repayments, we recognized extraordinary charges for the early extinguishment of the debt of approximately $21.9 million ($13.3 million, net of income tax benefit) related to the write-off of deferred debt issuance costs.

Statements of cash flows —

The supplemental cash flow disclosures and non-cash transactions for the three years ended December 31 are as follows (in thousands):

	2002	2001		2000

Supplemental Disclosures -
Interest paid (net of amounts capitalized)	$782,897	$784,423	(1)	$853,770
Income taxes paid, net of refunds	1,102	56,914		27,876

Non-Cash Transactions -
Debt incurred or assumed in acquisitions	$85	$2,146		$5,326
Liabilities incurred or assumed in acquisitions	5,951	176,632		88,142
Capital lease obligations incurred	6,711	—		—
Dividends on preferred stock	77,874	73,012		68,452

(1)	Cash interest includes the receipt of $27.2 million related to the unwind of a fair value interest rate swap.

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

Fair value of financial instruments —

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107, Disclosures About Fair Value of Financial Instruments (SFAS 107). Our financial instruments as defined by SFAS 107 include cash, money market funds, accounts receivable, accounts payable and long-term debt. We have determined the estimated fair value amounts at December 31, 2002 using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying value of cash, money market funds, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments (see Notes 5 and 6 for fair value of debt and derivative instruments).

Business combinations —

All acquisitions in 2002, 2001, and 2000 were accounted for under the purchase method and are reflected in the results of operations since the effective date of the acquisition. Under the purchase method, we allocate the cost of the acquired business to the assets acquired and liabilities assumed based upon their estimated fair values. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. Purchase accounting adjustments, acquisition related costs and other possible charges that may arise from the acquisitions may materially impact our future Consolidated Balance Sheets and Statements of Operations.

The following table summarizes acquisitions for the three years ended December 31, 2002:

	2002	2001	2000

Number of businesses acquired	13	53	50
Total consideration (in millions)	$55.4	$264.4	$853.9

     Our reported revenues, net income and earnings per share, excluding extraordinary losses, for the years ended December 31, 2002 were not significantly impacted by the pro forma effect of these acquisitions.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation plans —

We account for our stock-based compensation plans under Accounting Principles Board Opinion 25, (APB 25) Accounting for Stock Issued to Employees and the related interpretations, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. SFAS 123, Accounting for Stock-based Compensation (SFAS 123), requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. In addition, we have adopted the disclosure requirements of SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148).

In accordance with the SFAS 123, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December 31,

	2002	2001	2000

Risk free interest rate	2.2% to 4.6%	4.8% to 5.2%	5.3% to 6.9%
Expected life	4 to 6 years	5 years	5 years
Dividend rate	0%	0%	0%
Expected volatility	66% to 69%	55% to 61%	52% to 55%

     Using these assumptions, pro forma net income (loss) and pro forma net income (loss) per share would reflect additional compensation expense recognized over the vesting periods of the options. If we applied the recognition provisions of SFAS 123 and SFAS 148 disclosures, the resulting pro forma net income (loss), and pro forma net income (loss) per share is a follows (in thousands, except per share data):

		For the Years Ended December 31,

		2002	2001	2000

Net income (loss), as reported		$137,237	$(14,526)	$55,935
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax		(13,590)	(16,092)	(13,951)

Pro forma, net income (loss)		$123,647	$(30,618)	$41,984

Basic earnings (loss) per share:	As reported	$0.72	$(0.07)	$0.30
	Pro forma	0.65	(0.16)	0.22

Diluted earnings (loss) per share:	As reported	$0.71	$(0.07)	$0.29
	Pro forma	0.64	(0.16)	0.22

During the last three years, we have recorded no compensation expense for stock options granted to employees.

Additionally, see Note 12 for other disclosures with respect to stock compensation.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently issued accounting pronouncements —

The Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations (SFAS 143) in June 2001, which outlines standards for accounting for obligations associated with the retirement of long-lived tangible assets. The standard is effective beginning January 1, 2003 and will impact the accounting for landfill retirement obligations, which we have historically referred to as closure and post-closure. The adoption of the standard will have no impact on our cash requirements.

SFAS 143 does not change the basic accounting principles that the waste industry has historically followed for accounting for these types of obligations. In general, the industry has followed the accounting practice of recognizing a liability on the balance sheet and related expense as waste is consumed at the landfill to match operating costs with revenues. We refer to this practice as life cycle accounting. For the most part, life cycle accounting will still be followed.

For us, the new rules are a refinement to our practices and have caused a change in the mechanics of calculating landfill retirement obligations and the classification of where amounts are recorded in the financial statements. Landfill retirement obligations are no longer accrued through a provision to cost of operations, but rather by an increase to landfill assets. Under SFAS 143, the amortizable landfill asset includes (i) landfill development costs incurred, (ii) landfill development costs expected to be incurred over the life of the landfill, (iii) the recorded capping, closure and post-closure liabilities and (iv) the cost estimates for future capping, closure and post-closure costs. The landfill asset is amortized over the total capacity of the landfill as volume is consumed during the life of the landfill, with one exception. The exception applies to capping costs for which both the recognition of the liability and the amortization of these costs are based instead on the capacity of the specific capping event as volume is consumed.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following are the key changes from our current accounting practices:

	Current Practice	Upon Adoption of SFAS 143

Definitions:

Capping	Capping is included in the closure liability.	Capping is identified as its own discrete, separate liability. Capping primarily includes installation of liners, drainage, compacted soil layers and topsoil over areas of a landfill where total airspace has been consumed and waste is no longer being received. Capping activities occur throughout the life of the landfill.

Closure	Closure primarily includes the application of capping materials, the construction of methane gas collection systems and costs incurred after a site stops receiving waste but prior to being certified closed.	Costs for capping activities are no longer considered a cost of closure, but instead are a separately identifiable liability. Costs for methane gas collection system installation are no longer considered a cost of closure, but instead are now considered a development cost of our landfill assets (i.e. capital expenditure).

Post Closure	Post-closure primarily includes groundwater sampling, gas systems operations and maintenance and leachate disposal after the landfill has been certified closed.	No change.

Recognition of Liability:

Methane Gas Collection System Installation	All gas system costs are accrued over the life of landfill as part of the closure liability.	The costs for methane gas collection systems are recorded as a landfill development asset when pur-chased (capital expenditure).

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Current Practice	Upon Adoption of SFAS 143

Capping	Capping costs are accrued as part of the closure liability over life of the landfill.	The discounted cash flow associated with each capping event is recorded to the accrued liability (balance sheet) with a corresponding increase to the landfill asset (balance sheet) as tons are consumed for that capping event.

Closure and Post-Closure	The discounted cash flow associated with closure and post-closure is recorded to the accrued liability (balance sheet) with a corresponding charge to the cost of operations (statement of operations) as tons are consumed over the life of the landfill.	The discounted cash flow associated with closure and post-closure is recorded to the accrued liability (balance sheet) with a corresponding increase to the landfill asset (balance sheet) as tons are consumed over the life of the landfill.

Discount Rate	Risk-free rate (7.0%).	Credit-adjusted risk-free rate (9.0%).

Cost Estimates	Costs are estimated for the period of performance. Capping, closure and post-closure activities are predom-inantly performed by third-parties and a small portion performed by Allied.	Costs are estimated for the period of performance utilizing estimates that a third- party would charge if they were to manage and perform all capping, closure and post-closure activities.

Inflation	Cost is inflated to period of performance (2.5%).	No change.

Statement of Operations Expense:

Liability Accrual	Cost of operations is charged at the same amount accrued to the liability.	The liability is no longer accrued through a charge to cost of operations.

Landfill Asset Amortization	The total cost of landfill development is amortized over the total capacity of the landfill as tons are consumed.	The total cost of the landfill development plus the recorded and future costs for capping, closure and post-closure are amortized as tons are consumed.

Accretion	Liability is accreted at risk-free rate (7.0%) using the effective interest method and accretion expense is recorded in cost of operations.	Liability is accreted at credit-adjusted risk-free rate (9.0%) using the effective interest-method and accretion expense is recorded in cost of operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, liabilities associated with divested landfills that were historically accounted for in closure and post-closure liability were reclassified to other long-term obligations because they were not within the scope of SFAS 143.

Upon adoption, SFAS 143 requires a cumulative change in accounting for landfill obligations retroactive to the date of the inception of the landfill. Inception of the landfill is the date operations commenced or the date the asset was acquired. To do this, SFAS 143 requires the creation of the related landfill asset, net of accumulated amortization and an adjustment to the capping, closure and post-closure liabilities for cumulative accretion.

The adjustments that occur upon adoption are required to be accounted for as a cumulative effect of a change in accounting principle. Upon adoption of SFAS 143 on January 1, 2003, we expect a decrease in our capping closure and post-closure liabilities of approximately $57 million, an increase in other long term obligations of approximately $27 million, and a decrease in our net landfill assets of approximately $30 million. We expect the cumulative effect of change in accounting principle will not be material.

Following is a summary of the expected balance sheet changes for landfill assets and capping, closure and post-closure liabilities at January 1, 2003 (in millions):

	Balance at December 31, 2002	Change	Balance at January 1, 2003

Landfill assets	$2,533.8	$448.1	$2,981.9
Accumulated amortization	(659.5)	(477.6)	(1,137.1)

Net landfill assets	$1,874.3	$(29.5)	$1,844.8

Capping, closure, and post-closure liabilities	$594.8	$(56.5)	$538.3

Following is a reconciliation of 2002 amortization and accretion expense after the expected impact of the adoption of SFAS 143 related to capping, closure and post-closure liabilities as compared to what would have been recorded to operating expense under our historical accounting practice (in millions).

	As	Impact of
	Reported	SFAS 143	Proforma

Capping, closure and post- closure provision	$32.6	$(32.6)	$—
Capping, closure and post- closure accretion	38.2	7.7	45.9
Landfill amortization	164.1	48.5	212.6

Total	$234.9	$23.6	$258.5

Tons accepted	72.5		72.5

Rate per ton	$3.24		$3.57

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44 and 64, amendment of FASB Statement 13, and Technical Corrections (SFAS 145), which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary, therefore, certain debt extinguishment gains and losses will no longer be classified as extraordinary. SFAS 145 is effective January 1, 2003. Under SFAS 145, generally gains and losses on future debt extinguishments, if any, will be recorded in interest expense and other. Upon adoption, extraordinary losses of $10.1 million, $17.0 million and $13.3 million as previously reported, net of tax for the years ended December 31, 2002, 2001 and 2000, respectively, will be reclassified on a pre-tax basis to interest expense and other to conform to the requirements under SFAS 145.

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which prescribes the financial accounting and reporting for costs associated with exit or disposal activities, such as, contract terminations, consolidation of facilities and termination benefits to involuntarily terminated employees. SFAS 146 excludes from its scope exit and disposal activities that are in connection with a business combination and those activities to which SFAS 143 and 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) are applicable. Under SFAS 146, certain costs associated with exit and disposal activities are to be recognized as liabilities at the time they meet the definition of a liability (as defined in FASB Concepts Statement No. 6) as opposed to at the time a plan is committed, which is the current practice. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. SFAS 146 will have no impact on our consolidated financial statements at the time of adoption.

In November 2002, the FASB issued FASB Interpretation 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 expands on the accounting guidance of Statements 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation 34, which is being superceded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The recognition requirements of FIN 45 are effective for any guarantees entered into subsequent to January 1, 2003. We anticipate that the adoption of FIN 45 will have no impact on our consolidated financial statements. We have complied with the disclosure requirements of FIN 45 as of December 31, 2002.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148). SFAS 148 amends FASB statement 123, providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, we have complied with the disclosure requirements of SFAS 148. The adoption of SFAS 148 will have no impact on our consolidated financial statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently adopted accounting pronouncements —

Effective January 1, 2002, we adopted SFAS 142, Goodwill and Other Intangibles (SFAS 142), which among other things, eliminates the amortization of goodwill and instead requires an annual assessment of goodwill impairment by applying a fair value based test to each of our four operating segments. See Note 3 for additional discussion.

Effective January 1, 2002, we adopted SFAS 144 which supercedes SFAS 121. SFAS 144 provides a single accounting model for impairment of long-lived assets held for use and for long-lived assets that are to be disposed of by sale (including discontinued operations). In addition, the statement broadens the presentation for discontinued operations to include certain divestiture transactions that have been previously recorded in operating income. SFAS 144 retained the requirements under SFAS 121 to recognize impairment on long-lived assets excluding goodwill. The adoption of SFAS 144 had no impact on our consolidated financial statements.

2.     Property and Equipment

Property and equipment are recorded at cost, which includes interest to finance the acquisition and construction of major capital additions during the development phase, primarily landfills and transfer stations, until they are completed and ready for their intended use. Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (3-8 years). We do not assume a residual value on our depreciable assets. In accordance with SFAS 144, we evaluate long-lived assets, such as property and equipment, and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

The cost of landfill airspace, including original acquisition cost and incurred and projected landfill construction costs, is amortized over the capacity of the landfill based on a per unit basis as landfill airspace is consumed. We periodically review the realizability of our investment in operating landfills. Should events and circumstances indicate that any of our landfills be reviewed for possible impairment, such review for recoverability will be made in accordance with Emerging Issues Task Force (EITF) Discussion Issue 95-23, The Treatment of Certain Site Restoration/Environmental Exit Costs When Testing a Long-Lived Asset for Impairment (EITF 95-23). The EITF outlines how cash flows for environmental exit costs should be determined and measured.

Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives, are charged to expense as incurred. For example, under certain circumstances, the replacement of vehicle transmissions or engine rebuilds are capitalized whereas repairs to vehicle brakes are expensed. For the years ended December 31, 2002, 2001 and 2000, maintenance and repair expenses charged to cost of operations were $419.8 million, $410.6 million and $430.0 million, respectively. When property is retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in cost of operations. For the years ended December 31, 2002, 2001 and 2000, we recognized net pre-tax gains on the disposal of fixed assets of $7.1 million, $13.9 million and $10.5 million, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show the activity and balances related to property and equipment from December 31, 2000 through December 31, 2002 (in millions):

	Property and Equipment

	Balance at			Acquisitions,	Transfers	Balance at
	Dec. 31,	Capital	Sales and	Net of	and	Dec. 31,
	2001	Additions	Retirements	Divestitures	Other (1)	2002

Land and improvements	$432.9	$13.2	$(6.0)	$0.5	$3.6	$444.2
Land held for permitting as landfills	131.5	—	(0.2)	—	(16.7)	114.6
Landfills	2,269.4	207.3	—	16.1	41.0	2,533.8
Buildings and improvements	443.1	25.6	(10.4)	(1.0)	(1.1)	456.2
Vehicles and equipment	1,563.4	226.1	(47.1)	(13.5)	4.6	1,733.5
Containers and compactors	731.2	66.1	(7.1)	(6.9)	0.3	783.6
Furniture and office equipment	42.2	4.0	(2.7)	(0.1)	0.7	44.1

Total	$5,613.7	$542.3	$(73.5)	$(4.9)	$32.4	$6,110.0

	Accumulated Depreciation and Amortization

		Depreciation
	Balance at	and		Acquisitions,	Transfers	Balance at
	Dec. 31,	Amortization	Sales and	Net of	and	Dec. 31,
	2001	Expense	Retirements	Divestitures	Other (1)	2002

Land and improvements	$(13.7)	$(4.5)	$0.4	$0.1	$(0.1)	$(17.8)
Landfills	(494.9)	(164.1)	—	—	(0.5)	(659.5)
Buildings and improvements	(70.9)	(21.7)	2.8	0.4	(0.8)	(90.2)
Vehicles and equipment	(683.5)	(204.5)	36.7	10.7	3.3	(837.3)
Containers and compactors	(315.6)	(92.4)	6.3	5.5	(0.2)	(396.4)
Furniture and office equipment	(24.2)	(5.7)	2.5	0.2	(0.2)	(27.4)

Total	$(1,602.8)	$(492.9)	$48.7	$16.9	$1.5	$(2,028.6)

Property and equipment, net	$4,010.9	$49.4	$(24.8)	$12.0	$33.9	$4,081.4

(1)	Relates primarily to (i) amounts transferred between land held for permitting as landfills and landfills resulting from classifying additional disposal capacity as probable expansion, (ii) capitalized interest, (iii) capitalized leases and (iv) purchase accounting adjustments during the allocation period.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Property and Equipment

	Balance at			Acquisitions,	Transfers	Balance at
	Dec. 31,	Capital	Sales and	Net of	and	Dec. 31,
	2000	Additions	Retirements	Divestitures	Other (1)	2001

Land and improvements	$406.7	$11.5	$(16.7)	$22.5	$8.9	$432.9
Land held for permitting as landfills	127.8	—	—	—	3.7	131.5
Landfills	1,997.7	181.9	—	8.6	81.2	2,269.4
Buildings and improvements	444.3	24.4	(9.7)	(2.5)	(13.4)	443.1
Vehicles and equipment	1,411.1	217.4	(35.7)	(6.3)	(23.1)	1,563.4
Containers and compactors	672.2	55.9	(5.7)	15.4	(6.6)	731.2
Furniture and office equipment	39.6	9.8	(0.7)	(0.3)	(6.2)	42.2

Total	$5,099.4	$500.9	$(68.5)	$37.4	$44.5	$5,613.7

	Accumulated Depreciation and Amortization

		Depreciation
	Balance at	and		Acquisitions,	Transfers	Balance at
	Dec. 31,	Amortization	Sales and	Net of	and	Dec. 31,
	2000	Expense	Retirements	Divestitures	Other (1)	2001

Land and improvements	$(10.4)	$(4.1)	$0.2	$—	$0.6	$(13.7)
Landfills	(348.7)	(149.2)	—	—	3.0	(494.9)
Buildings and improvements	(56.3)	(19.5)	12.2	0.7	(8.0)	(70.9)
Vehicles and equipment	(571.8)	(195.7)	33.1	12.2	38.7	(683.5)
Containers and compactors	(231.4)	(89.5)	5.5	1.0	(1.2)	(315.6)
Furniture and office equipment	(20.3)	(4.6)	0.5	0.2	—	(24.2)

Total	$(1,238.9)	$(462.6)	$51.5	$14.1	$33.1	$(1,602.8)

Property and equipment, net	$3,860.5	$38.3	$(17.0)	$51.5	$77.6	$4,010.9

(1)	Relates primarily to (i) amounts transferred between land held for permitting as landfills and landfills resulting from classifying additional disposal capacity as probable expansion, (ii) capitalized interest, (iii) capitalized leases and (iv) purchase accounting adjustments during the allocation period.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 30, 2001, four subsidiaries were created to purchase fixed assets including vehicles, equipment, containers and compactors employed in our business. We owned 1% of these subsidiaries and the remaining 99% was owned by subsidiaries of American Ref-Fuel Company LLC. We had an option to exchange our minority interest in the four Ref-Fuel facilities for the 99% interest in our equipment purchasing subsidiaries owned by subsidiaries of American Ref-Fuel Company LLC. We exercised the exchange option and completed the exchange on April 30, 2002. We now own 100% of the equipment purchasing subsidiaries.

Since we have always exercised full control of these entities, the assets, liabilities and operations of these equipment purchasing subsidiaries have been and continue to be fully consolidated. The Consolidated Balance Sheets include the fixed assets purchased by these entities and related debt to fund these purchases. The Consolidated Statements of Operations include the depreciation expense related to the fixed assets purchased and interest expense related to the debt. Additionally, the Consolidated Statements of Cash Flows reflect all purchases of equipment by these entities as capital expenditures.

3.     Goodwill and Intangible Assets

As discussed in Note 1, we adopted SFAS 142, effective January 1, 2002. SFAS 142 eliminates the amortization of goodwill and instead requires an annual assessment of goodwill impairment by applying a fair value based test to each of our reporting units, which we define as our four geographic operating segments. We completed our annual assessment of goodwill as of December 31, 2002 and no impairment was recorded. We evaluate goodwill for impairment based on fair value of each geographic operating segment. The calculation of fair value is subject to judgments and estimates. We estimate fair value of our operating segments based on net cash flows discounted using a weighted-average cost of capital of approximately 8%. In addition, consideration is also given to an earnings multiple approach, enterprise value, and overall company market capitalization to evaluate the reasonableness of our discounted cash flows. The estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our Company.

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

Under SFAS 142, we evaluate goodwill impairment at our geographic operating segment level, which is an aggregate of several vertically integrated businesses with similar operational characteristics. A divestiture of any individual asset below the geographic operating segment level could result in a loss. At the time of a divestiture of an individual business within a geographic operating segment, goodwill is allocated to that business and a gain or loss on disposal is derived. Subsequently, the remaining goodwill in the geographic operating segment that the assets were divested from would be re-evaluated for realizability, which could result in an additional loss being recognized.

In the past, we have incurred non-cash losses on sales of assets when we believed that re-deployment of the proceeds from the sale of such assets could improve operations and was economically beneficial. If such decisions are made in the future, we could incur additional non-cash losses on asset sales.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following calculations adjust net income before extraordinary loss to exclude goodwill amortization expense (in thousands, except per share data):

	For the years ended December 31,

	2002	2001	2000

Reported net income before extraordinary loss	$225,206	$75,459	$137,653
Add: goodwill amortization, net of tax effect	—	205,061	202,831

Adjusted income before extraordinary loss	225,206	280,520	340,484
Less: dividends on preferred stock	77,874	73,012	68,452

Adjusted net income available to common shareholders before extraordinary loss	147,332	207,508	272,032
Extraordinary loss, net of taxes	10,095	16,973	13,266

Adjusted net income available to common shareholders	$137,237	$190,535	$258,766

EPS before extraordinary loss:
Basic as reported	$0.77	$0.01	$0.37
Goodwill amortization, net of tax effect	—	1.08	1.07

Basic as adjusted to exclude goodwill amortization	$0.77	$1.09	$1.44

Diluted as reported	$0.76	$0.01	$0.36
Goodwill amortization, net of tax effect	—	1.05	1.00

Diluted as adjusted to exclude goodwill amortization	$0.76	$1.06	$1.36

EPS:
Basic as reported	$0.72	$(0.07)	$0.30
Goodwill amortization, net of tax effect	—	1.08	1.07

Basic as adjusted to exclude goodwill amortization	$0.72	$1.01	$1.37

Diluted as reported	$0.71	$(0.07)	$0.29
Goodwill amortization, net of tax effect	—	1.05	1.02

Diluted as adjusted to exclude goodwill amortization	$0.71	$0.98	$1.31

Weighted average common shares outstanding for basic EPS	190,210	189,583	188,814

Weighted average common and common equivalent shares outstanding for diluted EPS	193,508	194,906	249,618

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the activity and balances related to goodwill from December 31, 2001 through December 31, 2002 (in millions):

	Balance as of				Balance as of
	December 31,				December 31,
	2001	Acquisitions	Divestitures	Adjustments (1)	2002

Western Area	$1,423.6	$7.1	$(1.1)	$(8.8)	$1,420.8
Central Area	1,900.2	12.6	(7.9)	(0.1)	1,904.8
Eastern Area	2,449.3	5.1	(1.4)	0.7	2,453.7
Southern Area	2,783.8	1.8	(36.8)	2.4	2,751.2

Total	$8,556.9	$26.6	$(47.2)	$(5.8)	$8,530.5

(1)	Amounts primarily relate to purchase accounting adjustments during the allocation period.

In addition, we have other amortizable intangible assets that consist primarily of the following at December 31, 2002 (in millions):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Non-compete agreements	$15.7	$(8.9)	$6.8
Other	2.4	(.5)	1.9

Total	$18.1	$(9.4)	$8.7

Amortization expense for the three years ended December 31, 2002 was $2.9 million, $3.2 million and $2.0 million, respectively. Based upon the amortizable assets recorded in the balance sheet at December 31, 2002, amortization expense for each of the next five years is estimated to be between $0.2 million and $2.6 million.

4.     Investments In Unconsolidated Affiliates

On April 30, 2001, American Ref-Fuel Company LLC, a joint venture of Duke Energy North America and United American Energy Corporation, acquired our 100% ownership interest in the Ref-Fuel Chester, Pennsylvania facility; our 50% interest in the Rochester, Massachusetts facility; and our 51% interest in Ref-Fuel’s marketing company. The ownership structure of four Ref-Fuel facilities located in New York, New Jersey, and Connecticut was modified to give American Ref-Fuel Company LLC operational control of those entities. This transaction allowed us to reduce our debt requirements by approximately $300 million and reduced our letter of credit requirements by $200 million. During the year ended 2001, we reported approximately $23 million in revenues, $3 million in operating income and $14 million of equity earnings from American Ref-Fuel. In 2000, these operations generated approximately $70 million in revenues, $15 million in operating income and $50 million of equity earnings. Dividends received from equity investees were approximately $12.6 million in 2000 and there were no dividends received during 2001.

At December 31, 2001, our equity investment in the four remaining Ref-Fuel facilities was approximately $180 million, which was included in other assets on the Consolidated Balance Sheets. In connection with the modification of the ownership structure, we had an option to exchange our minority interest in the four Ref-Fuel facilities for the 99% interest in our equipment purchasing subsidiaries owned by subsidiaries of American Ref-Fuel Company LLC. At December 31, 2001, the minority interest that represented the outside ownership interests in our equipment purchasing subsidiaries was approximately $180 million, which was included in other long-term obligations on the Consolidated Balance Sheets. We exercised the exchange option and completed the exchange on April 30, 2002. We no longer have any interest in the Ref-Fuel entities and we own 100% of the equipment purchasing subsidiaries.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets, liabilities and operations of the equipment purchasing subsidiaries have been and continue to be fully consolidated. The equipment purchasing subsidiaries were established to purchase fixed assets, including vehicles, equipment, containers and compactors, to be used in our operations.

We used the equity method of accounting for investments in unconsolidated subsidiaries over which we exercised significant influence. The Summarized Combined Balance Sheet Data and the Statement of Operations Data presented in the table below indicate amounts related to the following equity investees in which we exercised significant influence through a 50% ownership interest during January through April 2001: American Ref-Fuel Company of Hempstead, American Ref-Fuel Company of Essex, American Ref-Fuel Company of Southeastern Connecticut, and American Ref-Fuel Company of Niagara, LP.

Summarized Combined Balance Sheet Data
(in thousands)

December 31, 2001(1)

Current assets	$115,768
Property and equipment, net of accumulated depreciation	764,496
Other non-current assets	194,002
Current liabilities	114,848
Long-term debt, net of current portion	707,243
Other long-term liabilities	178,246
Retained earnings	(13,147)

Summarized Combined Statement of Operations Data
(in thousands)

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2001(1)	2000

Total revenue	$250,023	$363,719
Operating income	116,816	159,113
Net income	59,383	95,118

(1)	These amounts exclude the results of Semass, LP and American Ref-Fuel Company, for which our ownership interest was divested on April 30, 2001.

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

Long-term debt at December 31, 2002 and 2001 consists of the following (in thousands):

	2002	2001

Revolving credit facility, weighted average rate of 5.97%	$—	$—
Tranche A term loan facility, effective rate of 9.09% and 9.48%, respectively	899,061	1,157,785
Tranche B term loan facility, effective rate of 8.38% and 9.37%, respectively	670,941	864,018
Tranche C term loan facility, effective rate of 9.46% and 9.94%, respectively	805,129	1,036,822
Senior subordinated notes, interest at 10.00%, effective rate of 10.18%, including unamortized premium of $5,578 and $6,425, respectively	2,005,578	2,006,425
Senior notes, interest at 7.88%, effective rate of 8.14%, net of unamortized discount of $1,056 and $1,188, respectively	873,944	873,812
Senior notes, interest at 7.63%, effective rate of 7.99%	600,000	600,000
Senior notes, interest at 7.38%, effective rate of 7.90%, net of unamortized discount of $77 and $150, respectively	224,923	224,850
Senior notes, interest at 8.88%, effective rate of 9.16%	600,000	600,000
Senior notes, interest at 8.50%, effective rate of 8.77%	750,000	750,000
Senior notes, interest at 9.25%, effective rate of 9.45%, including unamortized premium of $2,396	377,396	—
Debentures, interest at 7.40%, effective rate of 10.17%, net of unamortized discount of $74,688 and $76,969, respectively	285,312	283,031
Senior notes, interest at 6.10%, effective rate of 8.35%, net of unamortized discount of $163 and $3,679, respectively	156,526	153,010
Senior notes, interest at 6.38%, effective rate of 9.31%, net of unamortized discount of $15,977 and $19,141, respectively	145,223	142,059
Debentures, interest at 9.25%, effective rate of 9.90%, net of unamortized discount of $4,107 and $4,331, respectively	95,393	95,169
Senior notes, interest at 7.88%, effective rate of 8.97%, net of unamortized discount of $1,376 and $1,999, respectively	68,125	67,502
Solid waste revenue bond obligations, weighted average interest rate of 5.05% and 5.40%, weighted average effective rate of 6.18% and 7.06%, respectively, net of unamortized discount of $4,167 and $4,491, respectively, and principal payable through 2031	307,268	313,831
2001 subsidiaries line of credit, effective rate of 8.72%, secured by equipment	—	65,925
Notes payable to banks, finance companies, and individuals, interest rates of 4.00% to 12.23%, and principal payable through 2010, secured by vehicles, equipment, real estate, accounts receivable or stock of certain subsidiaries	6,731	11,553
Obligations under capital leases of vehicles and equipment, weighted average interest of 9.97%	8,942	11,355
Notes payable to individuals and a commercial company, interest rates of 8.00% to 9.50%, principal payable through 2007, unsecured	1,676	2,486

	8,882,168	9,259,633
Less: Current portion	163,526	22,130

	$8,718,642	$9,237,503

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank credit facility —

At December 31, 2002, we have a senior secured credit facility (the 1999 Credit Facility) that provides a $1.3 billion revolving credit facility, due July 2005 (the Revolving Credit Facility) and $2.375 billion in funded, amortizing senior secured term loans with varying maturity dates through 2007.

The 1999 Credit Facility bears interest, at (a) an Alternate Base Rate, or (b) a Eurodollar Rate, both terms defined in the 1999 Credit Facility, plus, in either case, an applicable margin and may be used for working capital and other general corporate purposes, acquisitions, and the issuance of letters of credit. Of the $1.3 billion available under the Revolving Credit Facility at December 31, 2002, the entire amount may be used to support the issuance of letters of credit. As of December 31, 2002, approximately $567.2 million was available on the Revolving Credit Facility.

We are required to make prepayments on the 1999 Credit Facility upon completion of certain asset sales and issuances of debt or equity securities. Proceeds from asset sales are to be applied first to reduce borrowings under the Tranche A, B and C term loans on a pro rata basis. Required prepayments are to be made based on a percentage of the net proceeds of any debt incurrence or equity issuance. In addition, we are required to make prepayments on the 1999 Credit Facility based on excess cash flows from operations, as defined.

Senior subordinated notes —

In July 1999, Allied Waste North America, Inc. (Allied NA), a wholly owned consolidated subsidiary of Allied, issued $2.0 billion of senior subordinated notes (the 1999 Notes) that mature in 2009. Interest accrues on the 1999 Notes at an interest rate of 10% per annum, payable semi-annually on May 1 and November 1. We used the proceeds from the 1999 Notes as partial financing of the acquisition of BFI.

Senior notes and debentures —

In November 2002, we issued $375.0 million of 9.25% senior notes due 2012 (the 2002 Senior Notes), in a private placement under Rule 144A of the Securities Act of 1933. The senior notes were issued at a premium of $2.4 million. These senior notes have a no call provision until 2007. Interest is payable semi-annually on March 1 and September 1. We used the net proceeds of $370.6 million from the sale of these notes to ratably repay portions of tranches A, B and C of the term loans under the 1999 Credit Facility prior to maturity. We will initiate the registration of these notes with the SEC under the Securities Act of 1933 shortly after the filing of this Form 10-K. Additionally, during 2002, we prepaid approximately $105.0 million of the tranche A, B and C term loan prior to maturity with cash from operations. These prepayments reduced amounts maturing in 2003 by approximately $104 million.

In August 2002, we repaid the 2001 subsidiaries line of credit prior to its maturity in 2006 with cash from operations and borrowings under the Revolving Credit Facility. In connection with this repayment, we paid a prepayment penalty of $3.2 million.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2001, we issued $750 million of 8.50% senior notes, due 2008 and $600 million of 8.875% senior notes, due 2008 (together the 2001 Senior Notes). Interest on the 2001 senior notes is payable semi-annually on June 1 and September 1. In connection with the issuance of the notes, we amended our 1999 Credit Facility to change certain financial covenants to provide us with greater flexibility and to reduce the total revolving line by $200 million, from $1.5 billion to $1.3 billion. This reduction in the revolver was effective as of June 29, 2001.

In connection with the BFI acquisition on July 30, 1999, we assumed all of BFI’s debt securities with the exception of commercial paper that was paid off in connection with the acquisition. BFI’s debt securities were recorded at their fair market values as of the date of the acquisition in accordance with Emerging Issues Task Force Issue 98-1 — Valuation of Debt Assumed in a Purchase Business Combination (EITF 98-1). The effect of revaluing the debt securities resulted in an aggregate discount from the historic face amount of $137.0 million. At December 31, 2002, the remaining unamortized net discount related to the debt securities of BFI was $100.5 million.

The 6.10% senior notes, 6.375% senior notes and 9.25% debentures assumed from BFI are not redeemable prior to maturity and are not subject to any sinking fund. In January 2003, the 6.10% senior notes were repaid upon maturity with cash flow from operations and application of our ending cash balance.

The 7.40% Debentures assumed from BFI are not subject to any sinking fund and may be redeemed as a whole or in part, at our option at any time. The redemption price is equal to the greater of (i) the principal amount of the debentures and (ii) the present value of future principal and interest payments discounted at a rate specified under the terms of the indenture.

In December 1998, Allied NA issued an aggregate of $1.7 billion of senior notes consisting of $225 million 7.375% senior notes due 2004, $600 million 7.625% senior notes due 2006 and $875 million 7.875% senior notes due 2009 (together, the 1998 Senior Notes). Interest accrued on the 1998 Senior Notes is payable semi-annually on January 1 and July 1.

Future maturities of long term debt —

Aggregate future scheduled maturities of long-term debt are as follows (in thousands):

As of December 31,
Maturity	2002

2003	$163,526
2004	603,839
2005	609,420
2006	1,275,967
2007	805,923
Thereafter	5,517,130

Gross Principal	8,975,805
Discount, net	(93,637)

Total Debt	$8,882,168

Future payments under capital leases, the principal amounts of which are included above in future maturities of long-term debt, are as follows at December 31, 2002 (in thousands):

Maturity	Principal	Interest	Total

2003	$2,799	$772	$3,571
2004	2,130	549	2,679
2005	1,001	364	1,365
2006	207	295	502
2007	153	290	443
Thereafter	2,652	2,050	4,702

	$8,942	$4,320	$13,262

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of debt and interest rate protection agreements —

The fair value of our debt and hedging instruments are subject to change as a result of potential changes in market rates and prices. The table below provides information about our long-term debt and interest rate hedges by aggregate principal or notional amounts and weighted average interest rates for instruments that are sensitive to changes in interest rates. The financial instruments are grouped by market risk exposure category (in thousands, except percentages):

	Balance at	Fair Value at	Balance at	Fair Value at
	December 31,	December 31,	December 31,	December 31,
	2002	2002	2001	2001

Long-Term Debt
Fixed Rate Debt:
Principal amount	$6,410,255	$6,350,156	$6,038,303	$6,038,977
Weighted average interest rate	8.73%		8.71%
Variable Rate Debt:
Principal amount	$2,471,911	$2,441,015	$3,221,330	$3,172,340
Weighted average interest rate(1)	4.14%		4.61%
Interest Rate Swaps(2)
Non-Cancelable:
Notional amount	$2,300,000	$(125,746)	$2,886,822	$(140,693)
Weighted average interest rate	6.06%		6.29%

(1)	Reflects the rate in effect as of December 31, 2002 and 2001 before the effects of swaps and includes all applicable margins. Actual future rates may vary.

(2)	All interest rate swaps enable us to pay a fixed interest rate in exchange for receiving variable interest rates at LIBOR. (See Note 6).

Debt covenants —

We are subject to the following financial covenants under the 1999 Credit Facility, as amended:

From the	Through the	Total
Quarter Ending	Quarter Ending	Debt/EBITDA (1)	EBITDA/Interest (1)

December 31, 2002 March 31, 2003 December 31, 2003 June 30, 2004 December 31, 2004 December 31, 2005	December 31, 2002 September 30, 2003 March 31, 2004 September 30, 2004 September 30, 2005 December 31, 2005	5.75x 5.50x 5.25x 5.00x 4.50x 4.25x	2.00x 2.00x 2.25x 2.25x 2.50x 2.75x

(1)	EBITDA and interest used for this calculation are defined in the 1999 Credit Facility (filed in conjunction with this form 10-K, see Exhibit 10.18) and are based on twelve months trailing amounts.

At December 31, 2002, we were in compliance with all financial covenants. At December 31, 2002, Total Debt/EBITDA ratio was 5.01:1 and our EBITDA/Interest ratio was 2.20:1. We are not subject to any minimum net worth covenants.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our ability to pay dividends on preferred and common stock is most significantly limited by the 1999 Credit Facility, which specifies that in order to pay cash dividends, the ratio of Total Debt/EBITDA, as defined, must be less than 4:1. At December 31, 2002, that ratio was 5.01:1, precluding the payment of cash dividends. Currently, dividends on our Series A Senior Convertible Preferred Stock are not being paid in cash and instead are being accrued to the liquidation preference. Shares of preferred stock are entitled to cumulative quarterly dividends in an amount equal to 6.5% per annum. Beginning July 30, 2004, the dividend rate on the Series A Senior Convertible Preferred Stock increases to 12% per annum for any dividends that are not paid in cash. There are circumstances under which we would not be required to accrue dividends at the rate of 12% rate. As long as we have a Total Debt/EBITDA ratio of less than 4:1, under the current 1999 Credit Facility, we would be able to pay cash dividends at the 6.5% rate.

The 1998 Senior Notes, the 1999 Notes, the 2001 Senior Notes and the 2002 Senior Notes contain certain financial covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At December 31, 2002, we were in compliance with all applicable covenants.

Guarantees —

Substantially all of our subsidiaries are jointly and severally liable for the obligations under the 1998 Senior Notes, the 1999 Notes, the 2001 Senior Notes, the 2002 Senior Notes, and the 1999 Credit Facility through unconditional guarantees issued by current and future subsidiaries. At December 31, 2002, the maximum potential amount of future payments under the guarantees is the outstanding amount of the debt identified above and the amount for letters of credit issued under the credit facility. In accordance with FIN 45, the guarantees are not recorded in our consolidated financial statements as they represent parent-subsidiary guarantees. We do not guarantee any third party debt.

Collateral —

The 1999 Credit Facility is secured by substantially all the personal property and a pledge of the stock of substantially all of our present and future subsidiaries. The 2002 Senior Notes, 2001 Senior Notes, 1998 Senior Notes and certain of the debt assumed in connection with the acquisition of BFI are secured by a pledge of the stock of substantially all of BFI and certain other Allied subsidiaries and a security of interest in the assets of BFI, its domestic subsidiaries and certain other Allied subsidiaries. In accordance with the SEC’s Rule 3-16 of Regulation S-X, separate financial statements for BFI are presented under Item 15 of this Form 10-K. Following is a summary of the balance sheets for BFI and the other Allied subsidiaries that serve as collateral as of December 31, 2002 (in thousands):

		Other Allied
Condensed Balance Sheet:	BFI	Collateral	Combined

Current assets	$230,893	$242,389	$473,282
Property and equipment, net	944,026	637,434	1,581,460
Goodwill, net	3,745,304	2,926,876	6,672,180
Other assets, net	131,940	6,085	138,025
Due from Parent	2,423,692	(2,451,688)	(27,996)

Total assets	$7,475,855	$1,361,096	$8,836,951

Current liabilities	$694,571	$198,726	$893,297
Long-term debt, less current portion	6,944,193	1,627	6,945,820
Other long-term obligations	972,129	13,113	985,242
Total stockholder’s equity	(1,135,038)	1,147,630	12,592

Total liabilities and stockholder’s liabilities	$7,475,855	$1,361,096	$8,836,951

All transactions between BFI and the other Allied collateral have been eliminated.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Derivative Instruments and Hedging Activities

Our risk management policy requires 75% of our total debt to be fixed, either directly or effectively through interest rate swap contracts. At December 31, 2002, approximately 98% of our debt was fixed, 72% directly, and 26% through interest rate swap contracts. Our interest rate swap portfolio continues to fix 98% of our variable rate interest payment obligation, protecting us from cash flow variations arising from changes in short term interest rates. Given our capital structure, we believe it is prudent to minimize interest expense volatility. At December 31, 2002, the notional value of our interest rate swap contracts was $2.3 billion with a weighted average of 15 months to maturity. These contracts expire as follows: $650 million during 2003, $1.4 billion during 2004, and $250 million during 2005.

Consistent with our risk management policy, we enter into floating-rate to fixed-rate swap agreements for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt. Our strategy is to use floating to fixed interest rate swap agreements when such transactions will serve to reduce our aggregate exposure. We enter into these contracts solely for the purpose of reducing variable interest rate risk; positions are not taken for trading purposes. Our risk management policy requires that we evaluate the credit of our counterparties and that we monitor counterparty exposure. At December 31, 2002, counterparties for 91% of our interest rate swap portfolio were rated Aa3. The counterparty for the remaining 9% is rated A1.

At December 31, 2002, a liability of $125.7 million is included in the Consolidated Balance Sheets in other long-term obligations reflecting the fair market value of our entire interest rate swap portfolio on that date. The liability will fluctuate with market interest rates but will reduce to zero over the terms of each of our interest rate swap contracts. Approximately $10.1 million of the liability at December 31, 2002 relates to contracts maturing within 12 months. Fair value variations over the life of the interest rate swap contracts arise from changes in forecasted interest rates and the time value of money.

On December 31, 2001, we de-designated $1.5 billion of notional amount interest rate swap contracts due to the possibility that future interest rate payments on the underlying variable rate debt may cease prior to the expiration of the related interest rate swap contracts. There were no de-designated interest rate swap contracts prior to December 31, 2001. No additional interest rate swap contracts were de-designated during 2002.

Designated interest rate swap contracts —

Our designated cash flow interest rate swap contracts are effective as hedges of our variable rate debt. The notional amounts, indices, repricing dates, and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged achieving 100% effectiveness. If significant terms do not match we will assess any ineffectiveness and any ineffectiveness is immediately recorded in interest expense in our statement of operations.

Changes in fair value of our interest rate swap contracts are reflected in Accumulated Other Comprehensive Income (AOCI). At December 31, 2002, approximately $63.4 million ($38.3 million, net of tax) is included in AOCI.

Expense or income related to swap settlements are recorded in interest expense for the related variable rate debt over the term of the agreements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

De-designated interest rate swap contracts —

Settlement payments and periodic changes in market values of our de-designated interest rate swap contracts are recorded as a gain or loss on derivative contracts included in interest expense and other in our statement of operations. We recorded $2.4 million of net gain related to changes in market values and $59.6 million of settlement costs during the year ended December 31, 2002.

When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in AOCI at the time of de-designation are isolated and amortized over the remaining original hedged interest payment. For contracts de-designated, the total amount of loss in AOCI at December 31, 2001 was approximately $65.2 million ($39.5 million, net of tax), and $29.8 million ($18.1 million, net of tax) remains in AOCI at December 31, 2002. For the year ended December 31, 2002, we recorded $35.4 million of amortization expense related to the accumulated losses in AOCI for interest rate swap contracts that were de-designated at December 31, 2001. In 2003, we expect to record approximately $23.1 million of amortization expense related to the accumulated losses in AOCI for the de-designated swap contracts. The amortization expense is recorded in interest expense.

7.     Comprehensive Income (Loss)

The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholders’ equity are shown as follows (in thousands):

	December 31,	December 31,
	2002	2001

Minimum pension liability adjustment, net of taxes of $49,840	$(74,760)	$—
Interest rate swap contracts designated, unrealized loss, net of taxes of $25,065	(38,322)	(45,668)
Interest rate swap contracts de-designated, unrealized loss, net of taxes of $11,686	(18,124)	(39,452)

Accumulated other comprehensive loss	$(131,206)	$(85,120)

8.     Landfill Accounting

The following discussion of landfill accounting pertains to our 2002 accounting practices. Effective January 1, 2003, we adopted SFAS 143 which will require changes to certain elements of these practices. Refer to Note 1 for a discussion on the impact of the adoption of SFAS 143 on our landfill accounting.

We have a network of 169 owned or operated active landfills with a net book value of approximately $1.9 billion at December 31, 2002. The landfills have operating lives ranging from 1 to over 150 years based on available capacity using current annual volumes. The average life of our landfills approximates 38 years.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Landfill assets —

We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the costs associated with acquiring, permitting and developing the entire landfill by the total remaining disposal capacity of that landfill. The resulting per unit amortization rate is applied to each unit disposed at the landfill and is recorded as expense for that period. We expensed approximately $164.1 million and $149.2 million or an average of $2.26 per ton and $2.10 per ton consumed, related to landfill amortization during the years ended December 31, 2002 and 2001, respectively. The following is a rollforward of our investment in our landfill assets excluding land held for permitting as landfills (in thousands):

	Net Book Value
	of Landfills				Net Book Value
	Acquired During	Landfill			at
Net Book Value at	2002, net of	Development	Landfill		December 31,
December 31, 2001	Divestitures	Costs	Amortization	Other (1)	2002

$1,774,529	16,084	227,951	(164,114)	19,868	$1,874,318

(1)	Relates primarily to amounts transferred between land held for permitting as landfills and landfill resulting from classifying additional disposal capacity as probable expansion during 2002.

Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, engineering and legal fees, and capitalized interest. Estimated total future development costs for our 169 active landfills is approximately $3.7 billion, excluding capitalized interest, and we expect that this amount will be spent over the remaining operating lives of the landfills. We have available disposal capacity of approximately 2.5 billion tons, as of December 31, 2002. We classify this total disposal capacity as either permitted (having received the final permit from the governing authorities) or probable expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is highly probable. Our internal requirements to classify disposal capacity as probable expansion are as follows:

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

Upon successfully meeting the preceding criteria, the costs associated with developing, constructing, closing and monitoring the total additional future disposal capacity are considered in the life-cycle cost of the landfill and reflected in the calculation of the amortization and closure and post-closure rates. At December 31, 2002, we had 1.9 billion tons of permitted disposal capacity, and at 35 of our landfills, 580.1 million tons of probable expansion disposal capacity.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects disposal capacity activity for active landfills we owned or operated for the twelve months ended December 31, 2002 (disposal capacity in millions of tons):

			Probable			Total
	Permitted	Number	Expansion	Number	Total	Number
	Disposal	Of	Disposal	of	Disposal	of
	Capacity	Landfills	Capacity	Landfills	Capacity	Landfills

Balance as of December 31, 2001	1,921.0	167	618.8	41	2,539.8	167
Acquisitions, divestitures and closures	11.1	2	—	—	11.1	2
Additions to probable expansion disposal capacity	—	—	21.1	1	21.1	—
Additions to permitted disposal capacity	74.6	—	(57.1)	(7)	17.5
Disposal capacity consumed	(72.5)	—	—	—	(72.5)	—
Changes in engineering estimates	(7.3)	—	(2.7)	—	(10.0)	—

Balance as of December 31, 2002	1,926.9	169	580.1	35	2,507.0	169

We, together with our engineering and legal consultants, continually monitor the progress of obtaining local, state and federal approval for each of its expansion permits. If it is determined that the expansion no longer meets our criteria, the disposal capacity is removed from our total available disposal capacity; the costs to develop that disposal capacity and the associated closure and post-closure costs are removed from the landfill amortization base, and rates are adjusted prospectively. In addition, any value assigned to probable expansion capacity would be written-off to expense during the period in which it is determined that the criteria are no longer met.

The following table reflects the estimated operating lives of our landfill assets based on available disposal capacity using current annual volumes:

	At December 31, 2002		At December 31, 2001

	Number of Sites	Percent of Total	Number of Sites	Percent of Total

0 to 5 years	28	16%	27	16%
5 to 10 years	19	11%	22	13%
10 to 20 years	30	18%	21	13%
20 to 40 years	42	25%	46	28%
40 plus years	50	30%	51	30%

Total	169	100%	167	100%

Closure and post-closure —

In addition to our portfolio of 169 active landfills, we own or have responsibility for 110 closed landfills no longer accepting waste. As individual areas within each landfill reach capacity, we are required to cap and close the areas in accordance with the landfill site permit. Generally, closure requirements include the application of compacted clay, geosynthetic liners and vegetative soil barriers in addition to the construction of drainage channels and methane gas collection systems among other closure activities.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which may extend for 30 years. Post-closure requirements generally include maintenance of the site and monitoring the methane gas collection systems and groundwater systems, among other post-closure activities. Estimated costs for such closure and post-closure as required under Subtitle D regulations are compiled and updated annually for each landfill by local and regional company engineers. In addition, on an annual basis, senior management performs a review of the overall cost estimates. The following table is a summary of the closure and post-closure costs (in thousands):

	December 31, 2002	December 31, 2001

Discounted Closure and Post-Closure Liability Recorded (1) :
Current Portion	$78,717	$93,218
Non-Current Portion	516,092	516,281

Total	$594,809	$609,499
Estimated Remaining Closure and Post-Closure Costs to be Expended (1):
2003	$78,717
2004	64,854
2005	63,128
2006	77,471
2007	67,236
Thereafter	2,633,495

Remaining Undiscounted Closure and Post-Closure Costs to be Expended	$2,984,901

Total remaining Discounted Closure and Post-Closure Costs to be Expended (2)	$1,019,351

(1)	These amounts consider the effect of the adoption of SFAS 143 as of January 1, 2003 and the reflected change in classification of methane gas collection system installation from a closure cost to landfill development cost.

(2)	The future estimated closure and post-closure costs are discounted at a credit-adjusted risk-free rate of 9.0%, per annum, based on the timing of the amounts to be expended.

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

The second component is the accretion expense necessary to increase the accrued closure and post-closure reserve balance to its future, or undiscounted, value. To accomplish this, we accrete our closure and post-closure accrual balance using the long-term risk-free capital rate and charge this accretion as an operating expense in that period.

We charged approximately $70.8 million and $67.2 million, or an average of $0.98 per ton and $0.95 per ton consumed, related to per unit closure and post-closure expense and periodic accretion during the years ended December 31, 2002 and 2001, respectively. Changes in estimates of costs or disposal capacity are treated on a prospective basis for operating landfills and are recorded immediately for closed landfills.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental costs -—

We engage independent environmental consulting firms to assist us in conducting environmental assessments of existing landfills or other properties, and in connection with companies acquired from third parties.

The ultimate amounts for environmental liabilities cannot be precisely determined and estimates of such liabilities made by us, after consultation with our independent environmental engineers and legal counsel, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements.

Since the ultimate outcome of these matters may differ from the estimates used in our assessment to date, the recorded liabilities are periodically evaluated, as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded undiscounted liability for environmental matters as of December 31, 2002 and 2001 of approximately $365.1 million and $395.4 million, respectively, represents the most probable outcome of these contingent matters. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, proceeds are recorded as an offset to environmental expense in operating income. There were no significant recovery receivables outstanding as of December 31, 2002 or 2001. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding closure and post-closure could result in approximately $20 million of additional liability.

The following table shows the activity and balances related to environmental accruals and for closure and post-closure accruals related to open and closed landfills from December 31, 1999 through December 31, 2002 (in thousands):

	Balance at	Charges to	Other		Balance at
	12/31/99	Expense	Charges(1)	Payments	12/31/00

Environmental accruals	$478,194	$3,331	$(9,436)	$(39,636)	$432,453
Open landfills closure and post-closure accruals	313,800	47,134	(17,727)	(18,925)	324,282
Closed landfills closure and post-closure accruals	203,548	14,593	98,827	(39,897)	277,071

Total	$995,542	$65,058	$71,664	$(98,458)	$1,033,806

	Balance at	Charges to	Other		Balance at
	12/31/00	Expense	Charges(1)	Payments	12/31/01

Environmental accruals	$432,453	$—	$(641)	$(36,420)	$395,392
Open landfills closure and post-closure accruals	324,282	51,136	(3,357)	(28,322)	343,739
Closed landfills closure and post-closure accruals	277,071	16,066	3,511	(30,888)	265,760

Total	$1,033,806	$67,202	$(487)	$(95,630)	$1,004,891

	Balance at	Charges to	Other		Balance at
	12/31/01	Expense	Charges(1)	Payments	12/31/02

Environmental accruals	$395,392	$—	$(2,501)	$(27,777)	$365,114
Open landfills closure and post-closure accruals	343,739	55,026	(14,987)	(46,944)	336,834
Closed landfills closure and post-closure accruals	265,760	15,760	6,686	(30,231)	257,975

Total	$1,004,891	$70,786	$(10,802)	$(104,952)	$959,923

(1)	Amounts consist primarily of liabilities related to acquired and divested companies and changes to estimates of costs for closed landfill liabilities.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Employee Benefit Plans

Defined Benefit Pension Plans -

As of December 31, 2002, we have one defined benefit retirement plan as a result of the BFI acquisition. This plan covers certain BFI employees in the United States, including some employees subject to collective bargaining agreements.

During 2002, the BFI Retirement Plan (BFI Pension Plan) and the Pension Plan of San Mateo County Scavenger Company and Affiliated Divisions of Browning-Ferris Industries of California, Inc. (San Mateo Pension Plan) were merged into one plan. However, benefits continue to be determined under each of the two separate benefit structures. The BFI Pension Plan was amended on July 30, 1999 to freeze future credited service, but interest credits continue to accrue. Certain participants continue to receive 2% annual service credits in addition to interest credits through the duration of the current collective bargaining agreements. The benefits not frozen under this plan are based on years of service and the employee’s compensation.

The San Mateo Pension Plan covers substantially all employees of this location. Benefits are based on the employee’s years of service and compensation using the average of earnings over the highest five consecutive calendar years out of the last fifteen years of service.

Our general funding policy for each pension plan is to make annual contributions to the plan as determined to be required by the plan’s actuary. No contributions were required during 2002, 2001, or 2000. No contributions are anticipated for 2003. The plan paid approximately $13 million, $15 million and $20 million in benefits during December 31, 2002, 2001 and 2000, respectively.

At our measurement date of September 30, 2002, the accumulated benefit obligation exceeded the market value of the underlying pension assets due to an overall decline in the fair value of the assets and an increase in our discount rate assumption. As a result, we were required under SFAS 87 to record an accrued benefit liability of $16.5 million. This non-cash adjustment resulted in an after tax charge to Other Comprehensive Income of $74.8 million, reflected as a reduction to shareholders’ equity. This adjustment did not impact net income.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An actuarial valuation report was prepared as of September 30, 2002 and 2001 and used, as permitted by SFAS 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132), for disclosures included in the tables below (in thousands, except percentages):

The following table provides a reconciliation of the changes in the plans’ benefit obligations and the fair value of plan assets for the 12 month period ended September 30, 2002 and 2001, and a statement of the funded status for both periods then ended.

	2002	2001

Benefit obligation at beginning of period	$269,589	$236,973
Service cost	938	771
Interest cost	19,289	17,697
Amendment costs	153	—
Actuarial loss	22,262	29,573
Benefits paid	(13,048)	(15,425)

Benefit obligation at end of period	$299,183	$269,589

Fair value of plan assets at beginning of period	$305,424	$354,207
Actual return on plan assets	(14,733)	(33,358)
Benefits paid	(13,048)	(15,425)

Fair value of plan assets at end of period	$277,643	$305,424

Funded Status	$(21,540)	$35,835
Unrecognized net actuarial loss	129,630	64,225
Unrecognized prior service cost	144	—

Prepaid pension asset	$108,234	$100,060

The following table provides the amounts recognized in the consolidated balance sheets as of December 31:

	2002	2001

Prepaid pension asset	$108,234	$100,060
Accrued benefit liability	(124,743)	—

Net pension liability (1)	(16,509)	—
Intangible assets	144	—
Accumulated other comprehensive loss before tax benefit	124,599	—

Net amount recognized	$108,234	$100,060

(1)	Amount is recorded in other long term obligations

The following table provides the components of net periodic benefit cost for the years ended December 31:

	2002	2001	2000

Service cost	$938	$771	$1,094
Interest cost	19,289	17,697	17,965
Expected return on plan assets	(30,391)	(35,422)	(34,630)
Recognized net actuarial (gain) loss	1,980	(205)	(1,398)
Amortization of prior service cost	9	—	—

Net periodic benefit cost	$(8,175)	$(17,159)	$(16,969)

The assumptions used in the measurement of our benefit obligations are shown in the following table (weighted average assumptions as of September 30):

	2002	2001	2000

Discount rate	6.75%	7.25%	7.75%
Expected return on plan assets	9.50%	9.75%	10.25%
Average rate of compensation increase	4.00%	4.00%	4.00%

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401k Plan -

We sponsor the Allied Waste Industries, Inc. 401(k) Plan (401(k) Plan) a defined contribution plan, which is available to all eligible employees except those represented under collective bargaining agreements. Eligible employees may contribute up to 25% of their annual compensation on a pre-tax basis. Participant’s contributions are subject to certain restrictions as set forth in the Internal Revenue Code. We match in cash 50% of employee contributions, up to the first 5% of the employee’s compensation which is deferred. Participant’s contributions vest immediately, and the employer contributions vest in increments of 20% based upon years of service. Our matching contributions totaled $9.4 million, $9.5 million, and $7.2 million for fiscal years 2002, 2001, and 2000, respectively.

Effective July 30, 1999, in connection with the acquisition of BFI, we assumed sponsorship of the BFI Employee Stock Ownership and Savings Plan (BFI 401(k)). Our Board of Directors approved the merger of the BFI 401(k) plan into the Allied 401(k) plan effective January 1, 2001.

10.     Redeemable Preferred Stock

In connection with the BFI acquisition, our Board of Directors adopted a resolution creating a series of one million shares of preferred stock having a par value of $0.10 per share. These shares were designated as Series A Senior Convertible Preferred Stock (Preferred Stock) and are entitled to vote on, among other things, all matters on which the holders of common stock are entitled to vote. Each share of Preferred Stock has the number of votes equal to the number of shares of common stock then issuable upon conversion. Shareholders of Preferred Stock will be entitled to cumulative quarterly dividends in an amount equal to the greater of (i) the Preferred Stock share of common stock dividends paid, based on the number of shares of common stock then issuable upon conversion or (ii) the stated rate of 6.5% per annum of the sum of the liquidation preference plus accrued but unpaid dividends for prior quarters. We are currently restricted from the payment of cash dividends under our 1999 Credit Facility. Beginning July 30, 2004, the stated dividend rate on the Preferred Stock increases to 12% per annum for any dividends that are not paid in cash. There are circumstances under which we would not be required to accrue dividends at the 12% rate. As long as we have a Total Debt/EBITDA ratio of less than 4:1, under the current 1999 Credit Facility, we would be able to pay cash dividends at the 6.5% rate. EBITDA, used for this calculation, is defined in the 1999 Credit Facility and is based on twelve months trailing amount. At December 31, 2002, that ratio was 5:01:1, prohibiting the payment of dividends. If dividends are not paid in cash, the liquidation preference of the Preferred Stock increases by any accrued and unpaid dividends.

The Preferred Stock has a redemption price of its then liquidation preference per share, together with any accrued and unpaid dividends. Redemption of the Preferred Stock is at our option in whole, but not in part, at any time on or after July 30, 2004. We currently have the right to redeem the Preferred Stock in whole, but not in part, at the redemption price only if the then current market price of our common stock exceeds $27 per share.

The preferred shareholders, who are represented by members of the board and are also holders of common stock, have the right to convert each share of Preferred Stock into the number of shares of common stock obtained by dividing the redemption price plus any accrued and unpaid dividends on the conversion date by the conversion price of $18 per share, subject to customary anti-dilution adjustments. At December 31, 2002, we have reserved 69,284,794 shares of unissued common stock which represents the number of shares that would be required if the Preferred Stock was converted at December 31, 2002. Upon a change in control, we are required to make an offer to purchase for cash all shares of Preferred Stock at 101% of liquidation preference plus accrued but unpaid dividends.

From its issuance through December 31, 2002, approximately $246.9 million or $247 per share has been added to the liquidation preference of the preferred stock for accrued but unpaid dividends.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     Stockholders’ Equity

We had 300 million shares of Allied common stock authorized at December 31, 2002. The par value of these shares are $0.01. An increase in the number of authorized shares of Allied from 300 million to 525 million shares was approved by the stockholders in January 2003.

The following table shows the activity and balances related to our common stock, net of 603 treasury shares in 2002, 2001 and 2000 for the year ended December 31, (in thousands):

	2002	2001	2000

Balance at beginning of year	196,236	196,109	188,519
Common stock issued, net	(359)	(558)	7,251
Stock options, net	338	685	339

Balance at end of year	196,215	196,236	196,109

Warrants to purchase common stock —

Warrants to purchase common shares at December 31, 2002 and 2001 are summarized as follows:

	2002	2001

Number of shares	347,827	347,827
Purchase price per share	$4.60	$4.60
Expiration dates	2003	2003

12.     Stock Plans

Option plans —

The 1991 Incentive Stock Plan (1991 Plan), the 1993 Incentive Stock Plan (1993 Plan) and the 1994 Incentive Stock Plan (1994 Plan, collectively the Plans) provide for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock and stock bonuses. The 1991 Plan limits the maximum number of shares that may be granted to not more than 10.5% of the number of fully diluted shares of common stock on the date of grant of an award. The 1991 plan also limits awards in the form of restricted stock, stock bonuses, performance awards and phantom stock to not more than 25% of the aggregate shares available to be awarded or granted under the plan and limits the maximum number of options granted to any employee under the 1991 Plan to 500,000 per year. An additional maximum number of shares of 500,000 and 2,000,000 common shares may be granted under the 1993 Plan and the 1994 Plan, respectively. After taking into account previously granted awards, awards covering approximately 7,584,924 shares of common stock were available under the Plans after the amendment. The Compensation Committee of the Board of Directors (the Compensation Committee) generally determines the exercise price, term and other conditions applicable to each option granted. Options granted under the Plans typically vest over 3 years and expire ten years from the grant date.

The 1994 Amended and Restated Non-Employee Director Stock Option Plan provides for the grant of non-qualified options to each non-employee member of the Board of Directors at a price equal to the fair market value of a common share on the date of grant. The maximum number of shares, which may be granted under the plan, is 1,150,000 common shares. All options granted under the plan to non-employee directors are fully vested and exercisable on the date of grant and expire ten years from the grant date.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of our stock option plans at December 31, 2002, 2001 and 2000 and for the years then ended is presented in the table and narrative below:

	Years Ended December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding, beginning of year	16,720,682	$12.77	15,451,642	$12.82	15,415,129	$13.37
Options granted	4,559,750	10.50	2,401,250	13.41	2,203,800	11.65
Options exercised	(337,582)	8.40	(690,969)	9.52	(375,927)	5.90
Options forfeited or expired	(1,182,792)	14.88	(441,241)	14.45	(1,791,360)	17.57

Options outstanding, end of year	19,760,058	12.20	16,720,682	12.77	15,451,642	12.82

Options exercisable, end of year	12,243,724	14.17	10,031,008	14.57	7,832,176	14.44

The weighted average fair value of options granted were $5.55, $7.43, and $6.24 for the three years ended December 31, 2002. We account for our stock-based compensation plans under APB 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of our common stock upon the date of grant.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize information about stock options outstanding at December 31, 2002, which are fully vested, partially vested and non-vested:

Fully Vested:

Options Outstanding and Exercisable

		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price

$4.27 - $8.38	2,162,737	4 years	$5.74
$9.50 - $12.25	3,001,845	5 years	$9.89
$12.92 - $21.97	1,757,444	6 years	$19.76
$22.84 - $27.27	130,349	6 years	$26.25

Partially Vested:

Options Outstanding

		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price

$6.06 - $9.63	362,766	8 years	$8.64
$12.92 - $15.00	7,199,667	8 years	$13.39
$16.37 - $21.06	647,000	6 years	$20.71

Options Exercisable

		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price

$6.06 – $9.63	204,265	8 years	$8.57
$12.92 - $15.00	4,493,751	7 years	$13.45
$16.37 - $21.06	493,333	6 years	$20.91

Non Vested:

Options Outstanding

		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price

$10.32 - $11.00	4,022,250	10 years	$10.33
$11.57 - $13.55	476,000	10 years	$12.29

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

Restricted stock plan —

Under the terms of the Allied Waste Industries, Inc. Amended and Restated 1991 Incentive Stock Plan, the Compensation Committee may award restricted stock to certain individuals. Restricted stock is common shares of Allied that cannot be sold or transferred and that remain subject to being forfeited until the individual becomes “vested”. The Committee has awarded restricted stock to certain individuals pursuant to a Performance-Accelerated Restricted Stock Agreement (“PARSAP”) and may make similar awards in the future. In 2002, the PARSAP agreements were amended to change the schedule by which an individual’s shares are vested. Under the terms of the PARSAP, an individual becomes partially vested after 6 years (20% at year 6 and 20% each year thereafter until fully vested at year 10), but may become partially or fully vested sooner if certain performance goals are met or if certain events happen. Generally, if the individual terminates employment prior to vesting, the unvested shares are forfeited. The effective date of this amendment is January 1, 2002. Compensation expense for a cumulative catch-up of $2.4 million was recorded as a result of the change in the vesting schedule.

Under the terms of the PARSAP, an individual may become vested sooner if certain performance goals are met. The performance goals are based on a targeted implied equity value per share being met. Targets are set for three, four, and five years after the date the restricted stock is awarded with provisions for accelerated vesting for up to 100% of the shares of restricted stock by the fifth year if the targets are met.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vesting also may be accelerated if certain events occur. If an individual’s employment is terminated due to disability or death, any unvested shares of restricted stock become fully vested at that time. If the individual’s employment is terminated after December 31, 2004, either by the company without cause or due to retirement, a portion of unvested shares may become fully vested. The portion is determined with reference to the number of months worked since the date of grant and the total number of months in the original 10 year vesting period.

Vesting also may be accelerated in the case of a change in control. Vesting will be accelerated under circumstances whereby a change in control occurs in combination with certain set market prices per share of stock.

During 2000, the Compensation Committee approved grants of approximately 7.0 million shares of restricted stock to approximately 60 key management employees under this plan. The weighted average grant-date fair value of shares granted during 2000 was $6.05 per share. At December 31, 2002, 1.2 million shares, with a grant-date fair value of $5.88 have been forfeited. None of the shares are vested at December 31, 2002. At December 31, 2002 we have $24.2 million of deferred compensation related to this plan.

13. Net Income Per Common Share

Net income per common share is calculated by dividing net income, less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share data):

	For the Years Ended December 31,

	2002	2001	2000

Basic earnings per share computation:
Income before extraordinary loss	$225,206	$75,459	$137,653
Less: dividends on preferred stock	77,874	73,012	68,452

Income available to common shareholders before extraordinary loss	$147,332	$2,447	$69,201

Weighted average common shares outstanding	190,210	189,583	188,814

Basic earnings per share before extraordinary loss	$0.77	$0.01	$0.37

Diluted earnings per share computation:
Income before extraordinary loss	$225,206	$75,459	$137,653
Less: dividends on preferred stock	77,874	73,012	68,452

Income available to common shareholders before extraordinary loss	$147,332	$2,447	$69,201

Weighted average common shares outstanding	190,210	189,583	188,814
Dilutive effect of stock, stock options, warrants and contingently issuable shares	3,298	5,323	2,308

Weighted average common and common equivalent shares outstanding	193,508	194,906	191,122

Diluted earnings per share before extraordinary losses	$0.76	$0.01	$0.36

Conversion has not been assumed for the Preferred Stock into 66,547, 62,392 and 58,496 common shares and stock options of 14,560, 2,767 and 2,683 in 2002, 2001 and 2000, respectively as the effects would not be dilutive.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes

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

As of December 31, 2002, approximately $93 million of capital loss carryforward, with an estimated tax effect of $37 million, remains unused that will expire if not used by the end of 2003. We have established a full valuation allowance for the possibility that the capital loss carryforward may not be used. We also have federal net operating losses of $139 million, with an estimated tax effect of $49 million, available at December 31, 2002. If unused, material portions of these losses will begin to expire in 2018. Additionally, we have state net operating loss carryforwards available at December 31, 2002 that we expect will generate future tax savings of approximately $102 million. The state net operating losses will expire at various times between 2003 and 2019 if not used. We have established a valuation allowance of $80 million for the possibility that some of these state carryforwards may not be used. In addition to the net operating loss carryforwards, we have federal minimum tax credit carryforwards of approximately $8 million as of December 31, 2002, which are not subject to expiration. The total valuation allowance at December 31, 2002, 2001 and 2000 was $117.3 million, $144.8 million and $84.6 million, respectively. The change in the valuation allowance between years is attributable to adjustments made related to acquired companies.

The balance sheet classification and amount of the tax accounts established relating to acquisitions are based on certain assumptions that could possibly change based on the ultimate outcome of certain tax matters. As these tax accounts were established in purchase accounting, any future changes relating to these amounts will result in balance sheet reclassifications, which may include an adjustment to the goodwill. The valuation allowance at December 31, 2002 includes approximately $51 million related to the BFI acquisition, the subsequent reduction of which would result in an adjustment to goodwill.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the income tax provision consist of the following (in thousands):

	Year Ended December 31,

	2002	2001	2000

Current tax provision	$(142)	$21,301	$44,486
Deferred provision	183,756	169,533	193,054

Total	$183,614	$190,834	$237,540

The reconciliation of the federal statutory tax rate to our effective tax rate is as follows:

	Year Ended December 31,

	2002	2001	2000

Federal statutory tax rate	35.0%	35.0%	35.0%
Consolidated state taxes, net of federal benefit	5.9	8.2	7.2
Amortization of goodwill	—	22.6	16.0
Non-deductible write-off of goodwill and business combination costs	3.0	1.5	1.8
Other permanent differences	1.0	4.4	3.3

Effective tax rate	44.9%	71.7%	63.3%

Tax benefits for the extraordinary items were based on our ordinary combined federal and state rates of 40% in 2002 and 39.5% in 2001 and 2000.

The components of the net deferred tax liability are as follows (in thousands):

	December 31,

	2002	2001

Deferred tax liability relating primarily to property consisting of landfill and fixed assets and contingencies related to other basis differences	$(875,597)	$(800,618)

Deferred Tax Assets Relating To:
Environmental, closure and post-closure reserves	264,771	330,755
Other reserves	126,659	145,193
Net operating loss, capital loss, foreign-tax credit, and minimum tax credit carryforwards	195,951	206,870
Valuation allowance	(117,273)	(144,833)

Total deferred tax asset	470,108	537,985

Net deferred tax liability	$(405,489)	$(262,633)

Deferred income taxes have not been provided as of December 31, 2002 and 2001, on approximately $36 million and $28 million, respectively, of undistributed earnings of Puerto Rican affiliates, which are considered to be permanently reinvested. A determination of the U.S. income and foreign withholding taxes, if these earnings were remitted as dividends, is not practicable.

We are currently under examination by various state and federal taxing authorities for certain tax years. A federal income tax audit for the years ended December 31, 1998 and 1999 is ongoing. A federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999 is completed with the exception of the matter discussed below.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2002, we received notification from the IRS disallowing all of a capital loss included in BFI’s July 30, 1999 tax return. If such disallowance is upheld, we estimate it could have a federal and state income tax effect of up to $310 million plus accrued interest through December 31, 2002 of approximately $40 million. We also received a notification from the IRS assessing a penalty of between 20% and 40% of the additional income tax resulting from the disallowance. Because of several meritorious defenses, we believe the successful assertion of penalties is remote.

In October 2002, the IRS issued a revenue procedure outlining two resolution alternatives related to this matter. Taxpayers could elect to participate under this revenue procedure if certain eligibility requirements were met. We decided not to participate under this IRS issuance. We continue to believe our position is well supported and we will vigorously contest the disallowance. The resolution of this matter may entail efforts including administrative appeals and litigation which could extend over several years. An unfavorable result could require future cash expenditures but should have minimal, if any, impact on our consolidated results of operations as the amount has been fully reserved on our consolidated balance sheet.

15. Commitments and Contingencies

Litigations —

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and can reasonably be estimated. We expect that matters in process at December 31, 2002, which have not been accrued in the Consolidated Balance Sheets, will not have a material adverse effect on our consolidated liquidity, financial position or results from operations.

Royalties —

In connection with certain acquisitions, we have entered into agreements to pay royalties based on waste tonnage disposed at specified landfills. The payments are generally payable quarterly and amounts earned, but not paid, are accrued in the accompanying Consolidated Balance Sheets.

Lease agreements —

We have operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

December 31, 2002

2003	$24,937
2004	22,984
2005	19,020
2006	16,571
2007	11,474
Thereafter	50,963

Rental expense under such operating leases was approximately $27.8 million, $26.3 million and $31.0 million for each of the three years ended December 31, 2002, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment agreements —

We have entered into employment agreements with certain of our executive officers for periods up to three years. Under these agreements, in some circumstances, we may be obligated to pay an amount equal to the largest annual bonus paid to the employee for any of the last three years preceding the date of termination and to continue making base salary payments through the term of the agreement. Additionally, under certain circumstances, including a change in control, as defined in the employment agreements, we have agreed to pay severance amounts equal to a multiple of defined compensation. If a termination occurs in conjunction with a change in control as defined in the employment agreements, we are obligated to pay an additional amount equal to two times the sum of the employee’s base salary on the date of termination and the bonus paid to the employee for the previous year.

Financial assurances —

We are required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations for closure and post-closure costs and performance under certain collection, landfill and transfer station contracts. We satisfy the financial assurance requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. Additionally, we are required to provide financial assurances for our self-insurance program and collateral required for certain performance obligations. During 2003, we expect no material increase in financial assurance obligations.

At December 31, 2002, we had the following financial assurance instruments (in thousands):

	Landfill Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total

Insurance Policies	$997,901	$—	$—	$—	$997,901
Surety Bonds	341,747	625,142	—	—	966,889
Trust Deposits	62,742	—	—	—	62,742
Letters of Credit (1)	234,471	48,484	211,802	229,306	724,063

Total	$1,636,861	$673,626	$211,802	$229,306	$2,751,595

(1) These amounts are issued under the Revolving Credit Facility of our 1999 Credit Facility.

These financial instruments are issued in the normal course of business. They are not debt and, therefore, are not reflected in the accompanying Consolidated Balance Sheets. The underlying obligations of the financial assurance instruments would be valued and recorded in the Consolidated Balance Sheets if it is probable that we would be unable to perform our obligations under the financial assurance contracts. We do not expect this to occur.

Off-balance sheet arrangements —

We have no off-balance sheet debt or similar obligations, other than financial assurance instruments discussed above which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees —

We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the Consolidated Financial Statements based on our best estimate of required future payments. We are not able to determine potential future payments for indemnifications that relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that may become known in the future but that relate to our activities prior to the divestiture.

We have entered into agreements to guarantee the value of certain property that is adjacent to landfills. These agreements have varying terms over varying periods. Currently, liabilities associated with these guarantees are accounted for in accordance with SFAS No. 5, Accounting for Contingencies in the Consolidated Financial Statements.

16. Related Party Transactions

Transactions with related parties are entered into only upon approval by a majority of our independent directors and only upon terms comparable to those that would be available from unaffiliated parties. At December 31, 2002 and 2001, employee loans of $9.3 million and $11.2 million were outstanding to current or former employees.

During November 2002, our Chief Executive Officer repaid a $2.3 million loan from the Company by tendering 232,390 shares of our common stock at the market price. The loan was made in 1996 for the purpose of acquiring 246,154 shares of Allied Waste common stock at the market price at that time.

In addition to the above amounts, in December 2002, we extended a note receivable in the amount of $2.2 million due from a former board member from a maturity date of December 31, 2002 to December 31, 2004. Interest on the loan is accruing at the applicable federal rate.

In February 2003, our Chief Financial Officer repaid a $3.3 million loan from the Company. The loan was made in July 2001, pursuant to a relocation agreement and was secured by real estate. Interest on the loan was at the applicable federal rate.

17. Segment Reporting

Our revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. We evaluate performance based on several factors, of which the primary financial measure is EBITDA and is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. Consistent with our decentralized operating structure, management of the company uses EBITDA in the evaluation of field operating performance as it represents operational cash flows and is a profit measure of components that are within the control of the operating units. The accounting policies of the business segments are the same as those described in the Organization and Summary of Significant Accounting Policies (See Note 1).

As of January 1, 2002, we expanded our existing infrastructure by increasing the number of areas, regions and districts. As a result of the change in our infrastructure, we manage our operations through four geographic operating segments: Eastern, Southern, Central and Western. Each area is responsible for managing several vertically integrated operations, which are comprised of three regions. Results by segment have been restated for previous periods to reflect this change. The tables below reflect certain geographic information relating to our operations (in thousands):

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Eastern	Southern	Central	Western	Other (1)	Total

2002:
Revenues	$1,560,317	$1,335,058	$1,398,462	$1,194,192	$29,277	$5,517,306
Depreciation and amortization	125,587	122,084	150,042	90,177	8,599	496,489
EBITDA(2)	437,502	465,401	505,493	420,194	(85,402)	1,743,188
Total assets	3,515,409	3,741,323	3,221,821	2,592,235	858,134	13,928,922
Capital expenditures	116,084	129,610	169,825	122,860	3,945	542,324
2001:
Revenues	$1,614,794	$1,370,964	$1,381,464	$1,158,402	$39,636	$5,565,260
Depreciation and amortization	192,113	171,142	195,123	127,313	7,345	693,036
EBITDA(2)	491,084	525,833	524,160	442,476	(80,031)	1,903,522
Total assets	3,873,583	3,272,710	3,466,630	2,859,120	875,050	14,347,093
Capital expenditures	113,275	119,403	157,334	101,563	9,337	500,912

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on an area basis.

(2)	EBITDA is before non-cash (gain) loss on divestiture of assets.

Reconciliation of reportable segment primary financial measure to net income before income taxes (in thousands):

	Years ended December 31,

	2002	2001(1)

Income before income taxes:
Total EBITDA for reportable segments	$1,743,188	$1,903,522
Depreciation and amortization	496,489	693,036
Non-cash (gain) loss on divestiture asset	(9,339)	107,011
Equity in earnings of unconsolidated affiliates	—	(14,072)
Interest expense and other	845,327	847,581

Income before income taxes	$410,711	$269,966

(1)	Total EBITDA for reportable segments is before non-cash loss on asset sale.

Results for year end December 2000 were not disclosed due to the impracticability of gathering such information. In addition, results for year ended December 31, 2002 have not been presented based on the prior organizational structure due to the impracticability of gathering such information.

Results by our geographic operating segments for 2001 and 2000 reflecting our organizational structure prior to January 1, 2002 are reflected in the tables below (in thousands):

			EBITDA
			before non-
		Depreciation and	recurring	Total	Capital
	Revenues	amortization	charges	Assets	Expenditures

2001:
Atlantic	$575,627	$66,042	$210,090	$1,262,315	$48,179
Central	520,095	71,306	179,959	1,326,558	53,079
Great Lakes	611,982	92,732	266,708	1,522,332	56,830
Midwest	479,711	74,726	221,635	1,394,440	59,635
Northeast	832,004	86,454	191,019	1,843,380	48,394
Southeast	780,578	91,089	260,925	1,830,776	54,386
Southwest	792,106	105,134	285,751	1,862,702	88,147
West	933,376	98,204	371,169	2,375,444	82,925
Other (1)	39,781	7,349	(55,949)	12,703,327	9,337

Total	$5,565,260	$693,036	$1,931,307	$26,121,274	$500,912

2000:
Atlantic	$604,334	$64,949	$211,525	$1,237,401	$38,202
Central	529,003	68,111	180,711	1,332,753	47,833
Great Lakes	638,100	95,513	250,669	1,708,010	46,162
Midwest	483,240	71,600	228,711	1,531,835	33,276
Northeast	943,281	84,546	244,217	2,083,952	36,196
Southeast	772,027	81,011	296,104	1,627,026	39,841
Southwest	754,432	96,663	297,181	1,772,697	60,737
West	950,664	104,972	354,788	2,663,654	82,431
Other (1)	32,404	6,673	(54,006)	12,042,318	5,240

Total	$5,707,485	$674,038	$2,009,900	$25,999,646	$389,918

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on an area basis.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Reconciliation of reportable segment primary financial measure and assets to income before income taxes and total assets, respectively (in thousands):

	Years Ended December 31,

	2001	2000

Income before income taxes:
Total EBITDA before acquisition related and unusual costs for reportable segments	$1,931,307	$2,009,900
Depreciation and amortization	693,036	674,038
Acquisition related and unusual costs	27,785	100,841
Non-cash loss on asset sale	107,011	26,486
Equity in earnings of unconsolidated affiliates	(14,072)	(50,788)
Interest expense and other	847,581	878,155

Income before income taxes	$269,966	$381,168

	December 31,

	2001	2000

Assets:
Total assets for reportable segments	$26,121,274	$25,999,646
Elimination of investments	(11,774,181)	(11,486,012)

Total assets	$14,347,093	$14,513,634

Amounts and percentages of our total revenue attributable to services provided (in thousands, except percentages):

			Years Ended December 31,

	2002		2001		2000

Collection	$4,172,723	62.2%	$4,203,897	62.4%	$4,227,680	61.7%
Disposal(1)	2,121,896	31.6	2,104,467	31.3	1,993,276	29.1
Recycling	243,080	3.6	231,995	3.4	384,027	5.6
Other	173,882	2.6	196,496	2.9	242,196	3.6

	6,711,581	100.0%	6,736,855	100.0%	6,847,179	100.0%

Intercompany	(1,194,275)		(1,171,595)		(1,139,694)

Reported revenues	$5,517,306		$5,565,260		$5,707,485

(1)	Revenues from landfills and transfer stations are included in disposal.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Selected Quarterly Financial Data (unaudited)

The following tables summarize the unaudited consolidated quarterly results of operations as reported for 2002 and 2001 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002
Revenues	$1,315,675	$1,401,920	$1,429,186	$1,370,525
Income before extraordinary loss	51,118	53,207	63,655	57,226
Net income available to common shareholders	32,378	33,955	37,339	33,565
Basic earnings per common share available to common stockholders:
Before extraordinary loss, net of income tax benefit	0.17	0.18	0.23	0.20
Net income available to common shareholders	0.17	0.18	0.20	0.18
Diluted earnings per common share available to common stockholders:
Before extraordinary loss, net of income tax benefit	0.17	0.18	0.23	0.19
Net income available to common shareholders	0.17	0.18	0.19	0.17
2001
Revenues	$1,353,838	$1,412,865	$1,413,400	$1,385,157
Income (loss) before extraordinary loss	(8,998)	53,158	18,292	13,007
Net income (loss) available to common shareholders	(36,021)	35,108	(252)	(13,361)
Basic earnings (loss) per common share available to common stockholders:
Before extraordinary loss, net of income tax benefit	(0.14)	0.19	—	(0.03)
Net income (loss) available to common shareholders	(0.19)	0.19	—	(0.07)
Diluted earnings (loss) per common share available to common stockholders:
Before extraordinary loss, net of income tax benefit	(0.14)	0.18	—	(0.03)
Net income (loss) available to common shareholders	(0.19)	0.18	—	(0.07)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Condensed Consolidating Financial Statements

The 1998 Senior Notes, 1999 Notes, 2001 Senior Notes and 2002 Senior Notes issued by Allied NA (our wholly owned subsidiary) and certain debt of BFI (all of which are no longer registered under the Securities Exchange Act of 1934) are guaranteed by us. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are Consolidating Balance Sheets as of December 31, 2002 and 2001 and the related Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2002, 2001 and 2000 of Allied Waste Industries, Inc. (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors):

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET
(in millions)

	December 31, 2002

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current Assets —
Cash and cash equivalents	$0.1	$5.4	$173.2	$1.6	$—	$180.3
Accounts receivable, net	—	—	675.4	12.2	—	687.6
Prepaid and other current assets	—	—	62.3	37.5	—	99.8
Deferred income taxes, net	—	—	100.2	4.2	—	104.4

Total current assets	0.1	5.4	1,011.1	55.5	—	1,072.1
Property and equipment, net	—	—	4,061.2	20.2	—	4,081.4
Goodwill, net	—	—	8,458.0	72.4	—	8,530.4
Investment in subsidiaries	3,510.7	12,527.3	—	—	(16,038.0)	—
Other assets, net	—	146.7	83.0	113.7	(98.4)	245.0

Total assets	$3,510.8	$12,679.4	$13,613.3	$261.8	$(16,136.4)	$13,928.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long- term debt	$—	$—	$163.5	$—	$—	$163.5
Accounts payable	—	0.8	425.8	4.6	—	431.2
Accrued closure, post-closure and environmental costs	—	—	95.3	—	—	95.3
Accrued interest	—	157.2	24.8	—	—	182.0
Other accrued liabilities	50.4	—	159.8	139.3	—	349.5
Unearned revenue	—	—	225.9	2.4	—	228.3

Total current liabilities	50.4	158.0	1,095.1	146.3	—	1,449.8
Long-term debt, less current portion	—	7,807.0	911.6	—	—	8,718.6
Deferred income taxes	—	—	519.8	(9.9)	—	509.9
Accrued closure, post-closure and environmental costs	—	—	862.1	2.6	—	864.7
Due to/(from) parent	1,509.2	1,103.5	(2,554.7)	(58.0)	—	—
Other long-term obligations	15.2	125.8	407.3	—	(98.4)	449.9
Commitments and contingencies
Series A Senior Convertible Preferred Stock	1,246.9	—	—	—	—	1,246.9
Stockholders’ Equity	689.1	3,485.1	12,372.1	180.8	(16,038.0)	689.1

Total liabilities and stockholders’ equity	$3,510.8	$12,679.4	$13,613.3	$261.8	$(16,136.4)	$13,928.9

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING BALANCE SHEET
(in millions)

	December 31, 2001

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current Assets —
Cash and cash equivalents	$0.1	$8.9	$115.7	$34.1	$—	$158.8
Accounts receivable, net	—	—	734.3	17.2	—	751.5
Prepaid and other current assets	—	—	90.7	41.3	—	132.0
Deferred income taxes, net	—	—	156.2	—	—	156.2

Total current assets	0.1	8.9	1,096.9	92.6	—	1,198.5
Property and equipment, net	—	—	3,776.7	234.2	—	4,010.9
Goodwill, net	—	—	8,484.5	72.4	—	8,556.9
Investment in subsidiaries	2,703.1	4,372.3	—	—	(7,075.4)	—
Other assets, net	—	165.3	364.5	51.0	—	580.8

Total assets	$2,703.2	$4,546.5	$13,722.6	$450.2	$(7,075.4)	$14,347.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long- term debt	$—	$—	$11.8	$10.3	$—	$22.1
Accounts payable	—	—	447.2	8.9	—	456.1
Accrued closure, post-closure and environmental costs	—	—	126.9	—	—	126.9
Accrued interest	—	165.6	27.3	—	—	192.9
Other accrued liabilities	30.7	—	293.0	79.1	—	402.8
Unearned revenue	—	—	230.3	2.5	—	232.8

Total current liabilities	30.7	165.6	1,136.5	100.8	—	1,433.6
Long-term debt, less current portion	—	8,113.7	1,068.2	55.6	—	9,237.5
Deferred income taxes	—	—	418.8	—	—	418.8
Accrued closure, post-closure and environmental costs	—	—	875.6	2.4	—	878.0
Due to/(from) parent	903.7	(6,414.7)	5,564.5	(53.5)	—	—
Other long-term obligations	14.0	—	609.9	0.5	—	624.4
Commitments and contingencies Series A Senior Convertible Preferred Stock	1,169.0	—	—	—	—	1,169.0
Stockholders’ Equity	585.8	2,681.9	4,049.1	344.4	(7,075.4)	585.8

Total liabilities and stockholders’ equity	$2,703.2	$4,546.5	$13,722.6	$450.2	$(7,075.4)	$14,347.1

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Year Ended December 31, 2002

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$5,309.1	$208.2	$—	$5,517.3
Cost of operations and unusual costs	—	—	3,138.5	151.1	—	3,289.6
Selling, general and administrative expenses	11.9	0.5	464.6	7.5	—	484.5
Depreciation and amortization	—	—	481.9	14.6	—	496.5
Non-cash gain on divestiture of assets	—	—	(9.3)	—	—	(9.3)

Operating (loss) income	(11.9)	(0.5)	1,233.4	35.0	—	1,256.0
Equity in earnings of subsidiaries	(187.6)	(620.1)	—	—	807.7	—
Interest expense (income) and other	1.6	745.7	103.9	(5.9)	—	845.3
Intercompany interest expense (income)	(56.0)	(24.0)	78.7	1.3	—	—
Management fees	(5.0)	—	4.0	1.0	—	—

Income (loss) before income taxes	235.1	(102.1)	1,046.8	38.6	(807.7)	410.7
Income tax expense (benefit)	20.0	(288.9)	435.5	17.0	—	183.6
Minority interest	—	—	1.9	—	—	1.9

Income before extraordinary loss	215.1	186.8	609.4	21.6	(807.7)	225.2
Extraordinary loss, net of income tax benefit	—	3.6	6.5	—	—	10.1

Net income	215.1	183.2	602.9	21.6	(807.7)	215.1
Dividends on preferred stock	77.9	—	—	—	—	77.9

Net income (loss) available to common shareholders	$137.2	$183.2	$602.9	$21.6	$(807.7)	$137.2

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Year Ended December 31, 2001

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$5,363.2	$202.1	$—	$5,565.3
Cost of operations	—	—	3,079.5	126.2	—	3,205.7
Selling, general and administrative expenses	10.9	—	439.2	6.0	—	456.1
Depreciation and amortization	—	—	451.4	14.9	—	466.3
Goodwill amortization	—	—	224.6	2.1	—	226.7
Non-cash loss on divestiture of assets	—	—	107.0	—	—	107.0

Operating (loss) income	(10.9)	—	1,061.5	52.9	—	1,103.5
Equity in earnings of unconsolidated affiliates	—	—	(14.1)	—	—	(14.1)
Equity in earnings of subsidiaries	(15.9)	(455.9)	—	—	471.8	—
Interest expense and other	0.3	747.5	97.3	2.5	—	847.6
Intercompany interest expense (income)	(78.8)	(38.1)	115.8	1.1	—	—
Management fees	(5.0)	—	4.3	0.7	—	—

Income (loss) before income taxes	88.5	(253.5)	858.2	48.6	(471.8)	270.0
Income tax expense (benefit)	30.0	(280.2)	422.5	18.5	—	190.8
Minority interest	—	—	3.7	—	—	3.7

Income before extraordinary loss	58.5	26.7	432.0	30.1	(471.8)	75.5
Extraordinary loss, net of income tax benefit	—	17.0	—	—	—	17.0

Net income	58.5	9.7	432.0	30.1	(471.8)	58.5
Dividends on preferred stock	73.0	—	—	—	—	73.0

Net income (loss) available to common shareholders	$(14.5)	$9.7	$432.0	$30.1	$(471.8)	$(14.5)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Year Ended December 31, 2000

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$5,631.4	$76.1	$—	$5,707.5
Cost of operations	—	—	3,315.7	51.9	—	3,367.6
Selling, general and administrative expenses	8.4	—	417.4	5.0	—	430.8
Depreciation and amortization	—	—	446.2	4.6	—	450.8
Goodwill amortization	—	—	220.3	2.9	—	223.2
Non-cash loss on divestiture of assets	—	—	26.5	—	—	26.5

Operating (loss) income	(8.4)	—	1,205.3	11.7	—	1,208.6
Equity in earnings of unconsolidated affiliates	—	—	(50.8)	—	—	(50.8)
Equity in earnings of subsidiaries	(83.9)	(555.1)	—	—	639.0	—
Interest expense and other	—	799.0	79.2	—	—	878.2
Intercompany interest expense (income)	(72.5)	(42.1)	116.4	(1.8)	—	—
Management fees	(5.0)	—	2.4	2.6	—	—

Income (loss) before income taxes	153.0	(201.8)	1,058.1	10.9	(639.0)	381.2
Income tax expense (benefit)	28.6	(299.0)	504.1	3.8	—	237.5
Minority interest	—	—	6.0	—	—	6.0

Income before extraordinary loss	124.4	97.2	548.0	7.1	(639.0)	137.7
Extraordinary loss, net of income tax benefit	—	13.3	—	—	—	13.3

Net income	124.4	83.9	548.0	7.1	(639.0)	124.4
Dividends on preferred stock	68.5	—	—	—	—	68.5

Net income (loss) available to common shareholders	$55.9	$83.9	$548.0	$7.1	$(639.0)	$55.9

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2002

					Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash provided by (used for) operating activities	$(2.8)	$104.0	$900.8	30.8	$—	$1,032.8
Investing activities —
Cost of acquisitions, net of cash acquired	—	—	(51.4)	—	—	(51.4)
Proceeds from divestitures, net of cash divested	—	—	82.6	—	—	82.6
Capital expenditures, excluding acquisition	—	—	(344.1)	(198.2)	—	(542.3)
Capitalized interest	—	—	(20.6)	—	—	(20.6)
Proceeds from sale of fixed assets	—	—	28.8	1.4	—	30.2
Other investing activities	—	—	(22.3)	—	—	(22.3)

Cash used for investing activities	—	—	(327.0)	(196.8)	—	(523.8)

Financing activities —
Net proceeds from exercise of stock options	2.8	—	—	—	—	2.8
Change in disbursement account	—	—	(87.1)	—	—	(87.1)
Proceeds from long-term debt, net of issuance costs	—	861.7	(10.1)	192.7	—	1,044.3
Repayments of long-term debt	—	(1,167.7)	(267.8)	(12.0)	—	(1,447.5)
Intercompany and capital funding between issuer and subsidiary	—	198.5	(151.3)	(47.2)	—	—

Cash provided by (used for) financing activities	2.8	(107.5)	(516.3)	133.5	—	(487.5)

Increase (decrease) in cash and cash equivalents	—	(3.5)	57.5	(32.5)	—	21.5
Cash and cash equivalents, beginning of year	0.1	8.9	115.7	34.1	—	158.8

Cash and cash equivalents, end of year	$0.1	$5.4	$173.2	$1.6	$—	$180.3

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2001

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash provided by (used for) operating activities	$(7.2)	(553.9)	1,431.0	$35.3	$—	$905.2
Investing activities —
Cost of acquisitions, net of cash acquired	—	—	(249.5)	—	—	(249.5)
Proceeds from divestitures, net of cash divested	—	—	359.9	—	—	359.9
Accruals for acquisition price and severance costs	—	—	(1.7)	—	—	(1.7)
Capital expenditures, excluding acquisitions	—	—	(275.2)	(225.7)	—	(500.9)
Capitalized interest	—	—	(45.7)	—	—	(45.7)
Proceeds from sale of fixed assets	—	—	30.7	0.2	—	30.9
Other investing activities	—	—	(28.3)	1.3	—	(27.0)

Cash used for investing activities	—	—	(209.8)	(224.2)	—	(434.0)

Net proceeds from exercise of stock options	6.4	—	—	—	—	6.4
Proceeds from long-term debt, net of issuance costs	—	2,729.0	(42.2)	69.0	—	2,755.8
Repayments of long-term debt	—	(3,180.4)	(13.1)	(3.1)	—	(3,196.6)
Intercompany between issuer and subsidiary	—	1,011.5	(1,168.0)	156.5	—	—

Cash provided by (used for) financing activities	6.4	560.1	(1,223.3)	222.4	—	(434.4)

Increase (decrease) in cash and cash equivalents	(0.8)	6.2	(2.1)	33.5	—	36.8
Cash and cash equivalents, beginning of year	0.9	2.7	117.8	0.6	—	122.0

Cash and cash equivalents, end of year	$0.1	$8.9	$115.7	$34.1	—	$158.8

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2000

	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated

Cash provided by (used for) operating activities	$(4.5)	$(656.5)	$1,494.1	(29.8)	$—	$803.3
Investing activities —
Cost of acquisitions, net of cash acquired	—	—	(802.9)	—	—	(802.9)
Proceeds from divestitures, of cash divested	—	—	1,039.2	—	—	1,039.2
Accruals for acquisition price and severance costs	—	—	(27.8)	—	—	(27.8)
Capital expenditures, excluding acquisitions	—	—	(388.1)	(1.8)	—	(389.9)
Capitalized interest	—	—	(45.4)	—	—	(45.4)
Proceeds from sale of fixed assets	—	—	42.9	—	—	42.9
Other investing activities	—	—	(73.7)	47.7	—	(26.0)

Cash provided by (used for) investing activities	—	—	(255.8)	45.9	—	(209.9)

Financing activities —
Net proceeds from sale of common stock and exercise of stock options	1.6	—	—	—	—	1.6
Proceeds from long-term debt, net of issuance costs	—	2,202.0	—	—	—	2,202.0
Repayments of long-term debt	—	(2,506.5)	(289.9)	—	—	(2,796.4)
Intercompany between issuer and subsidiaries	—	963.7	(950.7)	(13.0)	—	—

Cash provided by (used in) financing activities	1.6	659.2	(1,240.6)	(13.0)	—	(592.8)

Increase (decrease) in cash and cash equivalents	(2.9)	2.7	(2.3)	3.1	—	0.6
Cash and cash equivalents, beginning of year	3.8	—	120.1	(2.5)	—	121.4

Cash and cash equivalents, end of year	$0.9	$2.7	117.8	0.6	$—	$122.0

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

     Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Information required by this item is incorporated by reference to the material appearing under the heading “Election of Directors” in the Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 11. Executive Compensation

     Information required by this item is incorporated by reference to the material appearing under the heading “Executive Compensation” in the Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is incorporated by reference to the material appearing under the heading “Other Information – Principal Stockholders” in the Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

     Information required by this item is incorporated by reference to the material appearing under the heading “Certain Relationships and Related Transactions” in the Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 14. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, evaluated, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-14) on January 24, 2003. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee. In connection with this evaluation, there were no breaches of such controls that would require disclosure to the Audit Committee or our auditors.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to January 24, 2003. There were no significant deficiencies or material weaknesses; therefore, there were no corrective actions to be taken.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statement Schedules -

Schedule II – Valuation and Qualifying Accounts

	Balance	Charges			Balance
	at	to	Other	Write-offs/	at
	12/31/99	Expense	Charges(1)	Payments	12/31/00

Allowance for doubtful accounts	$59,490	$19,463	$6,421	$(42,275)	$43,099
Severance and termination costs	31,423	—	—	(27,041)	4,382
Restructuring costs	2,504	6,074	—	(2,630)	5,948

	Balance	Charges			Balance
	at	to	Other	Write-offs/	at
	12/31/00	Expense	Charges(1)	Payments	12/31/01

Allowance for doubtful accounts	$43,099	$23,937	$2,372	$(37,532)	$31,876
Severance and termination costs	4,382	3,816	120	(4,163)	4,155
Restructuring costs	5,948	7,994	2,210	(2,889)	13,263

	Balance	Charges			Balance
	at	to	Other	Write-offs/	at
	12/31/01	Expense	Charges(1)	Payments	12/31/02

Allowance for doubtful accounts	$31,876	$18,528	$(735)	$(25,977)	$23,692
Severance and termination costs	4,155	—	—	(2,121)	2,034
Restructuring costs	13,263	—	(3,095)	(6,940)	3,228

(1)	Amounts primarily relate to acquired companies.

Valuation and qualifying accounts not included above have been shown in Notes 1, 8 and 14 of our financial statements included in Part II Item 8 of this Form 10-K.

Financial Statements of Browning-Ferris Industries, Inc.-

Following are the stand-alone financial statements for our wholly-owned subsidiary, Browning-Ferris Industries, Inc. (BFI). We are required to provide these financial statements under the SEC’s Rule 3-16 of Regulation S-X. The stock of BFI, along with certain of our other wholly-owned subsidiaries, collateralizes certain of our outstanding debt obligations. In Note 5 of our consolidated Financial Statements, included under Item 8 of this Form 10-K, we have provided information on both BFI and the other Allied subsidiaries that serve as collateral, both on an individual and combined basis. As of December 31, 2002, the book value of the assets of the combined entities whose stock serves as collateral was approximately $8.8 billion, of which $7.5 billion was BFI and the remaining amount was other Allied subsidiaries.

Financial Statements and Supplementary Data

Report of Independent Accountants.

Consolidated Balance Sheets as of December 31, 2002 and 2001.

Consolidated Statements of Operations for the Three Years Ended December 31, 2002.

Consolidated Statements of Stockholder’s Deficit for the Three Years Ended December 31, 2002.

Consolidated Statements of Cash Flows for the Three Years Ended December 31, 2002.

Notes to Consolidated Financial Statements.

Financial Statement Schedule.

Report of Independent Accountants

To the Board of Directors and Shareholders
of Allied Waste Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholder’s deficit and of cash flows present fairly, in all material respects, the financial position of Browning-Ferris Industries, Inc. (the Company), a wholly-owned subsidiary of Allied Waste Industries, Inc., and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 2002 and 2001 information included in the financial statement schedule included herein presents fairly, in all material respects, the 2002 and 2001 information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, previously audited by other independent accountants who have ceased operations, to reflect a different reporting entity.

Also as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments as of January 1, 2001, and the Company changed its method of accounting for goodwill and other intangible assets as of January 1, 2002.

PricewaterhouseCoopers LLP
Phoenix, Arizona
March 25, 2003

BROWNING-FERRIS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,

	2002	2001

ASSETS
Current Assets —
Cash and cash equivalents	$7,933	$17,649
Accounts receivable, net of allowance $7,589 and $11,710	199,309	222,628
Prepaid and other current assets	23,651	42,206

Total current assets	230,893	282,483
Property and equipment, net	944,026	958,056
Goodwill, net	3,745,304	3,769,167
Other assets, net	131,940	445,674
Due from parent	2,423,692	2,669,281

Total assets	$7,475,855	$8,124,661

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities —
Current portion of long-term debt	$157,741	$837
Accounts payable	123,882	104,032
Current portion of accrued closure, post-closure and environmental costs	77,298	83,608
Accrued interest	113,684	122,394
Other accrued liabilities	154,321	198,317
Unearned revenue	67,645	69,724

Total current liabilities	694,571	578,912
Long-term debt, less current portion	6,944,193	7,396,709
Accrued closure, post-closure and environmental costs, less current portion	577,689	641,273
Other long-term obligations	394,440	402,462
Commitments and contingencies
Common stock	—	—
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(131,206)	(85,120)
Retained deficit	(1,003,832)	(809,575)

Total stockholder’s deficit	(1,135,038)	(894,695)

Total liabilities and stockholder’s deficit	$7,475,855	$8,124,661

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

BROWNING-FERRIS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,

	2002	2001	2000

Revenues	$1,763,770	$1,814,154	$1,926,818
Cost of operations	1,081,733	1,052,290	1,189,605
Selling, general and administrative expenses	148,830	151,327	99,926
Depreciation and amortization	126,880	127,461	129,667
Goodwill amortization	—	100,542	98,572
Non-cash gain on divestiture of assets	(1,415)	—	—

Operating income	407,742	382,534	409,048
Equity in earnings of unconsolidated affiliates	(4,849)	(30,772)	(50,787)
Interest expense and other	703,135	728,918	765,474

Loss before income taxes	(290,544)	(315,612)	(305,639)
Income tax benefit	(101,050)	(79,884)	(84,801)
Minority interest	1,205	2,681	4,997

Loss before extraordinary loss	(190,699)	(238,409)	(225,835)
Extraordinary losses, net of income tax benefit	3,558	16,973	13,266

Net loss	$(194,257)	$(255,382)	$(239,101)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BROWNING-FERRIS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT
(in thousands)

						Comprehensive Loss
		Additional	Accumulated		Total	for the Twelve
	Common	Paid-In	Comprehensive	Retained	Stockholder’s	Months Ended
	Stock	Capital	Loss	Deficit	Deficit	December 31,

Balance as of December 31, 1999	$—	$—	$—	$(315,092)	$(315,092)
Net loss	—	—	—	(239,101)	(239,101)	$(239,101)

Balance as of December 31, 2000	$—	$—	$—	$(554,193)	$(554,193)	$(239,101)

Net loss	—	—	—	(255,382)	(255,382)	$(255,382)
Other comprehensive loss, net of tax:
Cumulative effect of change in accounting principle	—	—	(45,193)	—	(45,193)	(45,193)
Net loss deferred on hedging derivatives	—	—	(89,194)	—	(89,194)	(89,194)
Net loss on hedging derivatives reclassified to earnings	—	—	49,267	—	49,267	49,267

Balance as of December 31, 2001	$—	$—	$(85,120)	$(809,575)	$(894,695)	$(340,502)

Net loss	—	—	—	(194,257)	(194,257)	$(194,257)
Other comprehensive loss, net of tax:
Net gain deferred on hedging derivatives	—	—	7,346	—	7,346	7,346
Less: Net loss on hedging derivatives reclassified to earnings	—	—	21,328	—	21,328	21,328
Minimum pension liability adjustment	—	—	(74,760)	—	(74,760)	(74,760)

Balance as of December 31, 2002	$—	$—	$(131,206)	$(1,003,832)	$(1,135,038)	$(240,343)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BROWNING-FERRIS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2002	2001	2000

Operating activities —
Net loss	$(194,257)	$(255,382)	$(239,101)
Adjustments to reconcile net loss to cash used for operating activities—
Provisions for:
Depreciation and amortization	126,880	228,003	228,239
Non-cash gain on divestiture of assets	(1,415)	—	—
Undistributed earnings of equity investment in unconsolidated subsidiaries	—	(30,772)	(38,190)
Doubtful accounts	3,591	7,809	4,300
Accretion of debt and amortization of debt issuance costs	36,408	35,881	38,903
Gain on sale of fixed assets	(2,702)	(28,190)	(2,455)
Extraordinary losses, net of income tax benefit	3,558	12,348	13,266
Non-cash gain on de-designated interest rate swap contracts	(2,416)	—	—
Amortization of accumulated other comprehensive income for de-designated interest rate swap contracts	35,400	—	—
Change in operating assets and liabilities, excluding the effects of purchase acquisitions—
Accounts receivable, prepaid expenses, inventories and other	47,322	(24,348)	211,971
Accounts payable, accrued liabilities, unearned revenue and other	29,798	95,219	(34,076)
Expenditures against non-recurring acquisition accruals	(85,077)	(105,085)	(162,930)
Closure and post-closure provision	33,479	24,634	33,392
Closure, post-closure and environmental expenditures	(70,896)	(71,272)	(71,624)

Cash used for operating activities	(40,327)	(111,155)	(18,305)

Investing activities —
Cost of acquisitions, net of cash acquired	(4,216)	(44,277)	(73,015)
Proceeds from divestitures and other, net of cash divested	21,065	302,115	877,033
Accruals for acquisition price and severance costs	—	—	(27,819)
Net distributions from unconsolidated affiliates	—	—	15,373
Capital expenditures, excluding acquisitions	(101,076)	(131,896)	(164,115)
Capitalized interest	(4,499)	(14,574)	(15,723)
Proceeds from sale of fixed assets	5,280	40,174	4,132
Change in deferred acquisition costs, notes receivable and other	(719)	(17,098)	(20,660)

Cash provided by (used for) investing activities	(84,165)	134,444	595,206

Financing activities —
Change in disbursement account	(4,391)	(51,389)	(11,370)
Proceeds from long-term debt, net of issuance costs	855,923	2,698,173	2,201,043
Repayments of long-term debt	(1,172,584)	(3,183,794)	(2,754,559)
Change in due from parent	435,828	446,759	49,981

Cash provided by (used for) financing activities	114,776	(90,251)	(514,905)

Increase (Decrease) in cash and cash equivalents	(9,716)	(66,962)	61,996
Cash and cash equivalents, beginning of year	17,649	84,611	22,615

Cash and cash equivalents, end of year	$7,933	$17,649	$84,611

Supplemental disclosures:
Interest paid (net of amounts capitalized)	$653,181	$670,020	$720,393
Income taxes paid, net of refunds	—	—	—
Capital lease obligations incurred	3,817	—	—
Liabilities incurred or assumed in acquisitions	—	8,783	23,860

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies

Browning-Ferris Industries, Inc. (BFI) is a wholly-owned subsidiary of Allied Waste Industries, Inc., (Allied or Parent), a Delaware corporation. Allied is the second largest, non-hazardous solid waste management company in the United States, as measured by revenues and provides non-hazardous waste collection, transfer, recycling and disposal services in 39 states. The business activities of BFI are fully integrated with the operations of Allied which is operated solely as a consolidated entity. As such, BFI is reliant on its Parent to provide necessary funding to support its activities. Allied has issued a letter evidencing its intent and ability to financially support BFI.

Purpose of financial statements —

The purpose of these financial statements is to provide information about the assets and stock of BFI, which collateralizes certain outstanding debt obligations of BFI and the Parent. BFI along with certain other wholly-owned subsidiaries of Allied (herein referred to as the Other Allied Collateral) on a combined basis represents the aggregate collateral. The combined entity represents all assets that, upon occurrence of any triggering event or certain other conditions under the collateral agreements, would be available to satisfy the outstanding debt obligation. Separate stand-alone financial statements for the Other Allied Collateral are not presented herein because none of the subsidiaries within Other Allied Collateral meet the Securities and Exchange Commission (the SEC) reporting criteria under Rule 3-16 of Regulation S-X.

Transfer of assets and change in financial statement presentation —

Prior to 2001, the Other Allied Collateral was wholly-owned by BFI. During 2002 and 2001, the Other Allied Collateral was transferred to newly created subsidiaries of Allied for organizational efficiency and other purposes. A collateral waiver was received from the collateral trustee. The Other Allied Collateral continues to collateralize the debt. In accordance with Accounting Principles Board Opinion No. 20 Accounting Changes, the transfers of assets described above are accounted for as a change in reporting entity, and therefore, the financial statements have been retroactively restated for all prior periods presented.

Principles of consolidation and presentation —

All significant intercompany accounts and transactions are eliminated in the accompanying consolidated financial statements. BFI is not a registrant with the SEC and is not subject to the SEC’s periodic reporting requirements, except as may be required by Rule 3-16 of Regulation S-X. Certain estimates, including allocations from the Parent, have been made to provide financial information for SEC and stand-alone reporting purposes as if BFI were a registrant. We believe that the presentations and disclosures herein are adequate to make the information not misleading. In the opinion of management, all adjustments necessary to fairly state the financial statements have been reflected.

Cash and cash equivalents —

We use a cash management system under which our book balance reflects a credit for our primary disbursement account. This amount represents uncleared checks which have not been presented to our bank. Our funds are transferred as checks are presented. At December 31, 2001, the book credit balance of $4.4 million in the primary disbursement account was reported in accounts payable. There was no book credit balance in the primary disbursement account at December 31, 2002. We consider any liquid investments with an original maturity of three months or less to be cash equivalents. Amounts are stated at quoted market prices.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Allowance for doubtful accounts —

We provide services to residential, commercial and industrial customers throughout the United States. We perform credit evaluations of our significant customers and establish an allowance for doubtful accounts based on the aging of our receivables, payment performance factors, historical trends and other information. In general, we reserve 50% of those receivables outstanding 90 to 120 days and 100% of those outstanding over 120 days. We also review outstanding balances on an account specific basis and fully reserve the receivable prior to 120 days if information becomes available indicating we will not receive payment. Our reserve is evaluated and revised on a monthly basis.

Other assets —

Other assets include notes receivable, landfill closure deposits, deferred financing costs, investments in unconsolidated affiliates (see Note 4), prepaid pension assets (see Note 9) and miscellaneous non-current assets. Deferred financing costs represent transaction costs directly attributable to obtaining financing. Upon funding of debt offerings, deferred financing costs are capitalized as debt issuance costs and amortized using the effective interest method over the life of the related debt.

Other accrued liabilities —

Other accrued liabilities include the current portion of non-recurring acquisition accruals, accrued payroll, current portion of accrued insurance and other miscellaneous current liabilities.

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

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental costs —

We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value, as the timing of cash payments is not reliably determinable. Recoveries of environmental remediation costs from other parties are recorded when their receipts are deemed probable. Environmental liabilities and apportionment of responsibility among potentially responsible parties are accounted for in accordance with the guidance provided by the American Institute of Certified Public Accountants Statement of Position 96-1 (SOP 96-1) Environmental Remediation Liabilities.

Other long-term obligations —

Other long-term obligations include the minority interest in consolidated subsidiaries, net pension liability (see Note 9), the non-current portion of non-recurring acquisition accruals, the non-current portion of insurance obligation, derivative liabilities for interest rate swap contracts (see Note 6), and other obligations, which are not expected to be paid within the next twelve months.

Revenue —

Revenues result primarily from fees charged to customers for waste collection, transfer, recycling and disposal services. We generally provide collection services under direct agreements with our customers or pursuant to contracts with municipalities. Commercial and municipal contract terms generally range from one to five years and commonly have renewal options. Our landfill operations include both company-owned landfills and landfills that we operate on behalf of municipalities and others.

Advance billings are recorded as unearned revenue, and revenue is recognized when services are provided, usually within 90 days.

Loss contracts —

We review our revenue producing contracts in the ordinary course of business to determine if the direct costs, exclusive of any fixed costs, to service the contractual arrangements exceed the revenues to be produced by the contract. Any resulting excess direct costs over the life of the contract are expensed at the time of such determination.

Change in accounting principle – derivatives —

Effective January 1, 2001, we changed our method of accounting for derivative financial instruments in accordance with the adoption of SFAS 133, Accounting for Derivatives Instruments and Hedging Activities (SFAS 133), as amended by SFAS 138, Accounting for Certain Derivative Instruments and Hedging Activities (SFAS 138). See Note 6 on Derivative Instruments and Hedging Activities.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-recurring acquisition accruals —

At the time of an acquisition accounted for under the purchase method of accounting, we evaluate and adjust existing accruals to represent our estimate of the future costs to settle the assumed liabilities. Assumed liabilities are considered in the allocation of purchase price and goodwill valuation. Liabilities related to restructuring and abandonment activities, loss contracts or changes in estimates of environmental, litigation and regulatory compliance costs are charged to expense in the period in which the acquisition is completed. Any subsequent changes to these estimates are also charged to expense in the same line item as the original charge was recorded.

At December 31, 2002 and 2001, we had approximately $184.5 million and $263.8 million, respectively, of non-recurring acquisition accruals on the balance sheet, consisting primarily of loss contract, litigation, insurance liabilities and other commitments associated with the acquisition of BFI by Allied. Expenditures against non-recurring acquisition accruals, including severance costs for BFI in 2002, 2001 and 2000 were $85.1 million, $105.1 million and $190.8 million, respectively.

Interest expense capitalized —

We capitalize interest in connection with the construction of our landfill assets. Actual acquisition, permitting and construction costs incurred related to landfill assets under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a landfill asset is complete and available for use.

During the years ended December 31, 2002, 2001 and 2000, we incurred gross interest expense (including payments under interest rate swap contracts) of $708.8 million, $708.4 million and $744.2 million of which $4.5 million, $14.6 million and $15.7 million were capitalized.

Extraordinary losses —

In November 2002, we repaid $370.6 million of our tranche A, B and C term loan facility before its maturity date, with the proceeds from the issuance of $375 million senior notes. In connection with this repayment, we recognized an extraordinary charge for the early extinguishments of the debt of approximately $5.9 million ($3.6 million, net of income tax benefit) related to the write-off of deferred debt issuance costs.

During 2001, we repaid $1,326.4 million of our tranche A, B and C term loan facility before its maturity date, with net proceeds from the issuance of $600 million and $750 million senior notes. In connection with this repayment, we recognized an extraordinary charge for the early extinguishment of the debt of approximately $28.0 million ($17.0 million, net of income tax benefit) related to the write-off of deferred debt issuance costs.

During 2000, we repaid our asset sale term loan and tranche D term loan facilities before the respective maturity date. In connection with these repayments, we recognized extraordinary charges for the early extinguishment of the debt of approximately $21.9 million ($13.3 million, net of income tax benefit) related to the write-off of deferred debt issuance costs.

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

Fair value of financial instruments —

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS 107, Disclosures About Fair Value of Financial Instruments (SFAS 107). Our financial instruments as defined by SFAS 107 include cash, money market funds, accounts receivable, accounts payable and long-term debt. We have determined the estimated fair value amounts at December 31, 2002 using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying value of cash, money market funds, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments (See Notes 5 and 6 for fair value of debt and derivative instruments).

Business combinations —

All acquisitions in 2002, 2001 and 2000 were accounted for under the purchase method and are reflected in the results of operations since the effective date of the acquisition. Under the purchase method, the cost of the acquired business is allocated to the assets acquired and liabilities assumed based upon their estimated fair values. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. Purchase accounting adjustments, acquisition related costs and other possible charges that may arise from the acquisitions may materially impact the future Consolidated Balance Sheets and Statements of Operations.

The following table summarizes acquisitions for the years ended December 31:

	2002	2001	2000

Number of businesses acquired	2	16	17
Total consideration (in millions)	$4.2	$45.6	$119.9

Our reported revenues and net income for the years ended December 31, 2002 and 2001 were not significantly impacted by the pro forma effect of these acquisitions.

Stock-based compensation plans —

Certain employees are eligible to participate in the stock option plans of the Parent. The Parent accounts for stock-based compensation plans under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees and the related interpretations (APB 25), for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. SFAS 123, Accounting for Stock-based Compensation (SFAS 123), requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro forma effects on earnings as if SFAS 123 had been adopted. In addition, we have adopted the disclosure requirements of SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148).

In accordance with the SFAS 123, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December 31,

	2002	2001	2000

Risk free interest rate	2.2% to 4.6%	4.8% to 5.2%	5.3% to 6.9%
Expected life	4 to 6 years	5 years	5 years
Dividend rate	0%	0%	0%
Expected volatility	66% to 69%	55% to 61%	52% to 55%

Using these assumptions, pro forma net loss would reflect additional compensation expense recognized over the vesting periods of the options by the Parent and allocated to BFI. If the Parent applied the recognition provisions of SFAS 123 and SFAS 148 disclosures, the resulting pro forma net loss after allocation of expenses to BFI is as follows (in thousands):

	For the Years Ended December 31,

	2002	2001	2000

Net loss, as reported	$(194,257)	$(255,382)	$(239,101)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(2,182)	(1,266)	(536)

Pro forma, net loss	$(196,439)	$(256,648)	$(239,637)

During the last three years, we have recorded no compensation expense for stock options granted to employees.

Additionally, see Note 10 for other disclosures with respect to stock compensation.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently issued accounting pronouncements —

The Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations (SFAS 143) in June 2001, which outlines standards for accounting for obligations associated with the retirement of long-lived tangible assets. The standard is effective beginning January 1, 2003 and will impact the accounting for landfill retirement obligations, which we have historically referred to as closure and post-closure. The adoption of the standard will have no impact on our cash requirements.

SFAS 143 does not change the basic accounting principles that the waste industry has historically followed for accounting for these types of obligations. In general, the industry has followed the accounting practice of recognizing a liability on the balance sheet and related expense as landfill capacity is consumed to match operating costs with revenues. We refer to this practice as life cycle accounting. For the most part, life cycle accounting will still be followed.

For us, the new rules are a refinement to our practices and have caused a change in the mechanics of calculating landfill retirement obligations and the classification of where amounts are recorded in the financial statements. Landfill retirement obligations are no longer accrued through a provision to cost of operations, but rather by an increase to landfill assets. Under SFAS 143, the amortizable landfill asset includes (i) landfill development costs incurred, (ii) landfill development costs expected to be incurred over the life of the landfill, (iii) the recorded capping, closure and post-closure liabilities and (iv) the cost estimates for future capping, closure and post-closure costs. The landfill asset is amortized over the tons consumed during the life of the landfill, with one exception. The exception applies to capping costs for which both the recognition of the liability and the amortization of these costs are based instead on the tons consumed for the specific capping event.

Additionally, liabilities associated with divested landfills that were historically accounted for in closure and post-closure liability were reclassified to other long-term obligations because they were not within the scope of SFAS 143. We will continue to account for our landfill assets using life cycle accounting and will amortize the landfill asset under our existing asset accounting policy.

Upon adoption, SFAS 143 requires a cumulative change in accounting for landfill obligations retroactive to the date of the inception of the landfill. Inception of the landfill is the date operations commenced or the date the asset was acquired. To do this, SFAS 143 requires the creation of the related landfill asset, net of accumulated amortization and an adjustment to the capping, closure and post-closure liabilities for cumulative accretion.

The adjustments that occur upon adoption are required to be accounted for as a cumulative effect of a change in accounting principle. Upon adoption of SFAS 143 on January 1, 2003, we expect a decrease in our capping, closure and post-closure liabilities of $69 million, an increase in other long term obligations of $25 million, and a decrease in our net landfill assets of $8 million. The cumulative effect of change in accounting principle is approximately $22 million, net of tax.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44 and 64, amendment of FASB Statement 13, and Technical Corrections (SFAS 145), which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary, therefore, certain debt extinguishment gains and losses will no longer be classified as extraordinary. SFAS 145 is effective January 1, 2003. Under SFAS 145, generally gains and losses on future debt extinguishments, if any, will be recorded in interest expense and other. Upon adoption, extraordinary losses of $3.6 million, $17.0 million and $13.3 million as previously reported, net of tax for the years ended December 31, 2002, 2001 and 2000, respectively, will be reclassified on a pre-tax basis to interest expense and other to conform to the requirements under SFAS 145.

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which prescribes the financial accounting and reporting for costs associated with exit or disposal activities, such as, contract terminations, consolidation of facilities and termination benefits to involuntarily terminated employees. SFAS 146 excludes from its scope exit and disposal activities that are in connection with a business combination and those activities to which SFAS 143 and 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), are applicable. Under SFAS 146, certain costs associated with exit and disposal activities are to be recognized as liabilities at the time they meet the definition of a liability (as defined in FASB Concepts Statement No. 6) as opposed to at the time a plan is committed, which is the current practice. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 will have no impact on the consolidated financial statements at the time of adoption.

In November 2002, the FASB issued FASB Interpretation 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 expands on the accounting guidance of Statements 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation 34, which is being superceded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The recognition requirements of FIN 45 are effective for any guarantees entered into subsequent to January 1, 2003. We anticipate that the adoption of FIN 45 will have no impact on our consolidated financial statements. We have complied with the disclosure requirements of FIN 45 as of December 31, 2002.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148). SFAS 148 amends FASB Statement 123, providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, we have complied with the disclosure requirements of SFAS 148. The adoption of SFAS 148 will have no impact on our consolidated financial statements.

Recently adopted accounting pronouncements —

Effective January 1, 2002, we adopted SFAS 142, Goodwill and Other Intangibles (SFAS 142), which among other things, eliminates the amortization of goodwill and instead requires an annual assessment of goodwill impairment by applying a fair value based test to each of our reporting units. See Note 3 for additional discussion.

Effective January 1, 2002, we adopted SFAS 144, which supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of (SFAS 121). SFAS 144 provides a single accounting model for impairment of long-lived assets held for use and for long-lived assets that are to be disposed of by sale (including discontinued operations). In addition, the statement broadens the presentation of discontinued operations to include certain divestiture transactions that have been previously recorded in operating income. SFAS 144 retained the requirements under SFAS 121 to recognize impairment on long-lived assets, excluding goodwill. The adoption of SFAS 144 had no impact on the consolidated financial statements.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     Property and Equipment

Property and equipment are recorded at cost, which includes interest to finance the acquisition and construction of major capital additions during the development phase, primarily landfills and transfer stations, until they are completed and ready for their intended use. Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (3-8 years). We do not assume a residual value on our depreciable assets. In accordance with SFAS 144, we evaluate long-lived assets, such as property and equipment, and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

The cost of landfill airspace, including original acquisition cost and incurred and projected landfill construction costs, is amortized over the capacity of the landfill based on a per unit basis as landfill airspace is consumed. We periodically review the realizability of our investment in operating landfills. Should events and circumstances indicate that any of our landfills be reviewed for possible impairment, such review for recoverability will be made in accordance with Emerging Issues Task Force (EITF) Discussion Issue 95-23, The Treatment of Certain Site Restoration/Environmental Exit Costs When Testing a Long-Lived Asset for Impairment (EITF 95-23). EITF 95-23 outlines how cash flows for environmental exit costs should be determined and measured.

Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives, are charged to expense as incurred. When property is retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in cost of operations. For the years ended December 31, 2002, 2001 and 2000, we recognized net pre-tax gains on the disposal of fixed assets of $2.7 million, $28.2 million and $2.4 million, respectively.

Property and equipment at December 31, 2002 and 2001 is as follows (in thousands):

	2002	2001

Land and improvements	$138,136	$133,072
Land held for permitting as landfills(1)	10,116	16,161
Landfills	656,121	564,057
Buildings and improvements	98,856	98,475
Vehicles, furniture and equipment	340,008	335,376
Containers and compactors	132,615	126,357

	1,375,852	1,273,498
Accumulated depreciation and amortization	(431,826)	(315,442)

	$944,026	$958,056

(1)	These properties have been approved for use as landfills, and we are currently in the process of obtaining the necessary permits.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Goodwill and Intangible Assets

As discussed in Note 1, we adopted SFAS 142, effective January 1, 2002. SFAS 142 eliminates the amortization of goodwill and instead requires an annual assessment of goodwill impairment by applying a fair value based test to each of our reporting units. We completed our annual assessment of goodwill as of December 31, 2002 and no impairment was recorded. We evaluate goodwill for impairment using a fair value based test. The calculation of fair value is subject to judgments and estimates. We estimate fair value based on net cash flows discounted using a weighted-average cost of capital of approximately 8%. The estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, and ability to perform at levels that were forecasted.

We tested our existing goodwill at January 1, 2002 for realizability and determined that we had no impairment of goodwill and therefore SFAS 142 had no impact to the consolidated financial statements upon adoption (other than the elimination of goodwill amortization discussed above). The impairment test of goodwill will be completed more frequently than annually under certain conditions. For example, a significant adverse change in liquidity or the business environment, unanticipated competition, a significant adverse action by a regulator or a disposal of a significant portion of an operating segment could prompt an impairment test between annual assessments.

The following calculations adjust net loss before extraordinary loss to exclude goodwill amortization expense (in thousands):

	For the years ended December 31,

	2002	2001	2000

Reported net loss before extraordinary loss	$(190,699)	$(238,409)	$(225,835)
Add: goodwill amortization, net of tax effect	—	96,918	95,796

Adjusted net loss before extraordinary loss	(190,699)	(141,491)	(130,039)
Extraordinary loss, net of taxes	3,558	16,973	13,266

Adjusted net loss	$(194,257)	$(158,464)	$(143,305)

BFI goodwill is accounted for at the Parent company level. We make an allocation to the entities that were acquired as part of the BFI acquisition. These entities are included in both BFI and the Other Allied Collateral. The following table shows the activity and balances related to the aggregate BFI goodwill as recorded by the Parent from December 31, 2001 through December 31, 2002 (in thousands):

Beginning balance	$3,769,167
Acquisitions	2,764
Divestitures	(7,937)
Adjustments (1)	(18,690)

Ending balance	$3,745,304

(1)	Amounts primarily relate to purchase accounting adjustments during the allocation period.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, we have other amortizable intangible assets that consist primarily of the following at December 31, 2002 (in thousands):

	Gross Carrying	Accumulated	Net
	Value	Amortization	Carrying Value

Non-compete agreements	$742	$(335)	$407
Other	177	—	177

Total	$919	$(335)	$584

Amortization expense for each of the three years ended December 31, 2002 was $0.3 million, $0.4 million and $0.1 million, respectively. Based upon the amortizable assets recorded in the balance sheet at December 31, 2002, amortization expense for each of the next five years is estimated to be $0.3 million or less.

4.     Investments In Unconsolidated Affiliates

On April 30, 2001, American Ref-Fuel Company LLC, a joint venture of Duke Energy North America and United American Energy Corporation, acquired our 100% ownership interest in the Ref-Fuel Chester, Pennsylvania facility; our 50% interest in the Rochester, Massachusetts facility; and our 51% interest in Ref-Fuel’s marketing company. The ownership structure of four Ref-Fuel facilities located in New York, New Jersey, and Connecticut was modified to give American Ref-Fuel Company LLC operational control of those entities. This transaction allowed us to reduce our debt requirements by approximately $300 million and reduced our letter of credit requirements by $200 million. During the year ended 2001, we reported approximately $23 million in revenues, $3 million in operating income and $14 million of equity earnings from American Ref-Fuel. In 2000, these operations generated approximate annual revenues, operating income and equity earnings of $70 million, $15 million, and $51 million, respectively. Dividends received from equity investees were approximately $12.6 million in 2000 and there were no dividends received during 2001.

At December 31, 2001, our equity investment in the four remaining Ref-Fuel facilities was approximately $180 million, which was included in other assets. As part of the ownership modification, we had an option to exchange our minority interest in the Ref-Fuel facilities for Ref-Fuel’s 99% interest in Allied’s equipment purchasing subsidiaries. We have exercised this option and completed the exchange on April 30, 2002. We no longer have any interest in the Ref-Fuel entities and our Parent owns 100% of the equipment purchasing subsidiaries.

We used the equity method of accounting for investments in unconsolidated subsidiaries over which we exercised significant influence. The Summarized Combined Balance Sheet Data and the Statement of Operations Data presented in the table below indicate amounts related to the following equity investees in which we exercised significant influence through a 50% ownership interest during January through April 2001: American Ref-Fuel Company of Hempstead, American Ref-Fuel Company of Essex, American Ref-Fuel Company of Southeastern Connecticut, and American Ref-Fuel Company of Niagara, LP.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized Combined Balance Sheet Data
(in thousands)

December 31, 2001(1)

Current assets	$115,768
Property and equipment, net of accumulated depreciation	764,496
Other non-current assets	194,002
Current liabilities	114,848
Long-term debt, net of current portion	707,243
Other long-term liabilities	178,246
Retained earnings	(13,147)

Summarized Combined Statement of Operations Data
(in thousands)

	For the Years Ended
	December 31

	2001(1)	2000

Total revenue	$250,023	$363,719
Operating income	116,816	159,113
Net income	59,383	95,118

(1)	These amounts exclude the results of Semass, LP and American Ref-Fuel, for which our ownership interest was divested on April 30, 2001.

Differences between the equity in earnings we reported and our proportionate share of the combined earnings of the related investees result principally from differences in the recognition of expenses, goodwill amortization and the elimination of intercompany transactions.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     Long-term Debt

Allied completed the acquisition of BFI primarily through the issuance of debt. All of the assets and stock of BFI and Other Allied Collateral are pledged as collateral for this debt and the debt is serviced through cash flows generated by the consolidated operations of Allied. Therefore in accordance with SEC Staff Accounting Bulletin, Topic 5-J, the debt, while held at Allied, is presented on BFI’s consolidated balance sheet, and related interest expense and debt issue costs are reflected in these financial statements.

Long-term debt at December 31, 2002 and 2001 consists of the following (in thousands):

	2002	2001

Revolving credit facility, weighted average rate of 5.97%	$—	$—
Tranche A term loan facility, effective rate of 9.09% and 9.48%, respectively	899,061	1,157,785
Tranche B term loan facility, effective rate of 8.38% and 9.37%, respectively	670,941	864,018
Tranche C term loan facility, effective rate of 9.46% and 9.94%, respectively	805,129	1,036,822
Senior subordinated notes, interest at 10.00%, effective rate of 10.18%, including unamortized premium of $5,578 and $6,425, respectively	2,005,578	2,006,425
Senior notes, interest at 8.88%, effective rate of 9.16%	600,000	600,000
Senior notes, interest of 8.50%, effective rate of 8.77%	750,000	750,000
Senior notes, interest at 9.25%, effective rate of 9.45%, including unamortized premium of $2,396	377,396	—
Debentures, interest at 7.40%, effective rate of 10.17%, net of unamortized discount of $74,688 and $76,969, respectively	285,312	283,031
Senior notes, interest at 6.10%, effective rate of 8.35%, net of unamortized discount of $163 and $3,679, respectively	156,526	153,010
Senior notes, interest at 6.38%, effective rate of 9.31%, net of unamortized discount of $15,977 and $19,141, respectively	145,223	142,059
Debentures, interest at 9.25%, effective rate of 9.90%, net of unamortized discount of $4,107 and $4,331, respectively	95,393	95,169
Senior notes, interest at 7.88%, effective rate of 8.97%, net of unamortized discount of $1,376 and $1,999, respectively	68,125	67,502
Solid waste revenue bond obligations, weighted average interest rate of 4.74% and 5.00%, weighted average effective rate of 6.26% and 7.40%, respectively, net of unamortized discount of $4,167 and $4,491, respectively	238,343	236,821
Notes payable to banks, finance companies, and individuals, interest rates of 7.16% and 6.40%, respectively, and principal payable through 2021, secured by vehicles, equipment, real estate, accounts receivable or stock of certain subsidiaries	4,907	4,904

	7,101,934	7,397,546
Less: Current portion	157,741	837

	$6,944,193	$7,396,709

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank credit facility —

At December 31, 2002, we have a senior secured credit facility that provides a $1.3 billion revolving credit facility, due July 2005 (the Revolving Credit Facility) and $2.375 in funded amortizing senior secured term loans with varying maturity dates through 2007 (the 1999 Credit Facility).

The 1999 Credit Facility bears interest, at (a) an Alternate Base Rate, or (b) a Eurodollar Rate, both terms defined in the 1999 Credit Facility, plus, in either case, an applicable margin and may be used for working capital and other general corporate purposes, acquisitions, and the issuance of letters of credit. Of the $1.3 billion available under the Revolving Credit Facility at December 31, 2002, the entire amount may be used to support the issuance of letters of credit. As of December 31, 2002, approximately $567.2 million was available on the Revolving Credit Facility.

The 1999 Credit Facility requires prepayments upon completion of certain asset sales and issuances of debt or equity securities. Proceeds from asset sales are to be applied first to reduce borrowings under the tranche A, B and C term loans on a pro rata basis. Required prepayments are to be made based on a percentage of the net proceeds of any debt incurrence or equity issuance. In addition, the 1999 Credit Facility requires prepayments based on excess cash flows from operations, as defined.

Senior subordinated notes —

In July 1999, Allied Waste North America Inc. (Allied NA; a wholly owned consolidated subsidiary of Allied) issued $2.0 billion of senior subordinated notes (the 1999 Notes) that mature in 2009. Interest accrues on the 1999 Notes at an interest rate of 10% per annum, payable semi-annually on May 1 and November 1. The proceeds from the 1999 Notes were used as partial financing of the acquisition of BFI.

Senior notes and debentures —

In November 2002, Allied NA issued $375 million of 9.25% senior notes due 2012 (the 2002 Senior Notes), in a private placement under Rule 144A of the Securities Act of 1933. The senior notes were issued at a premium of $2.4 million. These senior notes have a no call provision until 2007. Interest is payable semi-annually on March 1 and September 1. The net proceeds of $370.6 million from the sales of these notes was used to ratably repay portions of tranches A, B and C of the term loans under the 1999 Credit Facility prior to maturity. We will initiate the registration of these notes with the SEC under the Securities Act of 1933 shortly after the filing of this Form 10-K. Additionally, during 2002, we prepaid approximately $105.0 million of the tranche A, B and C term loan prior to maturity with cash from operations. These prepayments reduced amounts maturing in 2003 by approximately $104 million.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2001, Allied Waste NA issued $750 million of 8.50% senior notes, due 2008 and $600 million 8.875% senior notes, due 2008 (together the 2001 Senior Notes). Interest on the 2001 Senior Notes is payable semi-annually on June 1 and September 1. In connection with the issuance of the notes, the 1999 Credit Facility was amended to change certain financial covenants to provide us with greater flexibility and to reduce the total revolving line by $200 million, from $1.5 billion to $1.3 billion. This reduction in the revolver was effective as of June 29, 2001.

The 6.10% senior notes, 6.375% senior notes and 9.25% debentures are not redeemable prior to maturity and are not subject to any sinking fund. In January 2003, the 6.10% Senior Notes were repaid upon maturity with cash flow from operations and borrowings on the Revolving Credit Facility.

The 7.40% debentures are not subject to any sinking fund and may be redeemed as a whole or in part, at our option at any time. The redemption price is equal to the greater of (i) the principal amount of the debentures and (ii) the present value of future principal and interest payments discounted at a rate specified under the terms of the indenture.

In December 1998, Allied NA issued an aggregate of $1.7 billion of senior notes consisting of $225 million 7.375% senior notes due 2004, $600 million 7.625% senior notes due 2006 and $875 million 7.875% senior notes due 2009 (together, the 1998 Senior Notes).

In connection with the acquisition of BFI on July 30, 1999, Allied assumed all of the existing debt securities of BFI with the exception of commercial paper that was paid off in connection with the acquisition. The assumed debt securities were recorded at their fair market values as of the date of the acquisition in accordance with Emerging Issues Task Force Issue 98-1 — Valuation of Debt Assumed in a Purchase Business Combination (EITF 98-1). The effect of revaluing the debt securities resulted in an aggregate discount from the historic face amount of $137.0 million. At December 31, 2002, the remaining unamortized net discount related to the debt securities of the acquisition of the predecessor of BFI (Predecessor) was $100.5 million.

Future maturities of long term debt —

Aggregate future scheduled maturities of long-term debt as of December 31, 2002 are as follows (in thousands):

2003	$157,741
2004	374,896
2005	595,107
2006	674,668
2007	805,325
Thereafter	4,586,701

Gross Principal	7,194,438
Discount, net	(92,504)

Total Debt	$7,101,934

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of debt and interest rate protection agreements —

The fair value of BFI’s debt and hedging instruments are subject to change as a result of potential changes in market rates and prices. The table below provides information about BFI’s long-term debt and interest rate hedges by aggregate principal or notional amounts and weighted average interest rates for instruments that are sensitive to changes in interest rates. The financial instruments are grouped by market risk exposure category (in thousands, except percentages).

	Balance at	Fair Value at	Balance at	Fair Value at
	December 31, 2002	December 31, 2002	December 31, 2001	December 31, 2001

Long-Term Debt Fixed Rate Debt:
Principal amount	$4,649,592	$4,608,110	$4,262,327	$4,299,668
Weighted average interest rate	9.11%		9.13%
Variable Rate Debt:
Principal amount	$2,452,342	$2,423,815	$3,135,219	$3,089,215
Weighted average interest rate(1)	4.16%		4.58%
Interest Rate Swaps(2) Non-Cancelable:
Notional amount	$2,300,000	$(125,746)	$2,886,822	$(140,693)
Weighted average interest rate	6.06%		6.29%

(1)	Reflects the rate in effect as of December 31, 2002 and 2001 before the effects of swaps and includes all applicable margins. Actual future rates may vary.

(2)	All interest rate swaps enable us to pay a fixed interest rate in exchange for receiving variable interest rates at LIBOR. (See Note 6.)

Debt covenants —

The 1998 Senior Notes, the 1999 Notes, the 2001 Senior Notes and the 2002 Senior Notes contain certain financial covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At December 31, 2002, we were in compliance with all applicable covenants.

Guarantees —

Substantially all of our subsidiaries along with substantially all other subsidiaries of the Parent, are jointly and severally liable for the obligations under the 1999 Notes, the 2001 Senior Notes, the 2002 Senior Notes and the 1999 Credit Facility through unconditional guarantees issued by current and future subsidiaries. At December 31, 2002, the maximum potential amount of future payments under the guarantees is the outstanding amount of the debt identified above and the amount for letters of credit issued under the credit facility. In accordance with FIN 45, the guarantees are not recorded in our consolidated financial statements as they represent parent-subsidiary guarantees. We do not guarantee any third party debt.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Collateral —

In addition, the 1999 Credit Facility, the 2001 Senior Notes, the 2002 Senior Notes and certain of the debt assumed in connection with the acquisition of BFI by Allied are secured by a pledge of the stock of substantially all of BFI and Other Allied Collateral and a security interest in the assets of BFI, its domestic subsidiaries and Other Allied Collateral. At December 31, 2002, on an aggregate basis, the book value of all the assets that serve as collateral was $8.8 billion.

6.     Derivative Instruments and Hedging Activities

Our policy is that at least 75% of our total debt to be fixed, either directly or effectively through interest rate swap contracts. At December 31, 2002, approximately 98% of BFI’s debt was fixed, 72% directly, and 26% through interest rate swap contracts. Our interest rate swap portfolio continues to fix 98% of our variable rate interest payment obligation, protecting us from cash flow variations arising from changes in short-term interest rates. At December 31, 2002, the notional value of these interest rate swap contracts was $2.3 billion with a weighted average of 15 months to maturity. These contracts expire as follows: $650 million during 2003, $1.4 billion during 2004, $250 million during 2005.

Consistent with our risk management policy, we enter into floating-rate swap agreements for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt. Our strategy is to use floating to fixed interest rate swap agreements when such transactions will serve to reduce our aggregate exposure. We enter into these contracts solely for the purpose of reducing variable interest rate risk; positions are not taken for trading purposes. Our risk management policy requires that we evaluate the credit of our counterparties and that we monitor counterparty exposure. At December 31, 2002, counterparties for 91% of our interest rate swap portfolio were rated Aa3. The counterparty for the remaining 9% is rated A1.

At December 31, 2002, a liability of $125.7 million is included in the consolidated balance sheets in other long-term obligations reflecting the fair market value of the entire interest rate swap portfolio on that date. The liability will fluctuate with market interest rates but will reduce to zero over the terms of each of our interest rate swap contracts. Approximately $10.1 million of the liability at December 31, 2002 relates to contracts maturing within 12 months. Fair value variations over the life of the interest rate swap contracts arise from changes in forecasted interest rates and the time value of money.

On December 31, 2001, we de-designated $1.5 billion of notional amount interest rate swap contracts due to the possibility that future interest rate payments on the underlying variable rate debt may cease prior to the expiration of the related interest rate swap contracts. There were no de-designated interest rate swap contracts prior to December 31, 2001. No additional interest rate swap contracts were de-designated during 2002.

Designated interest rate swap contracts —

Our designated cash flow interest rate swap contracts are effective as hedges of our variable rate debt. The notional amounts, indices, repricing dates, and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged achieving 100% effectiveness. If significant terms do not match, we will assess any ineffectiveness and any ineffectiveness is recorded in interest expense in our statement of operations.

Changes in fair value of our interest rate swap contracts are reflected in accumulated other comprehensive income (AOCI). At December 31, 2002, approximately $63.4 million ($38.3 million, net of tax) is included in AOCI.

Expense or income related to swap settlements are recorded in interest expense in earnings for the related variable rate debt over the term of the agreements.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

De-designated interest rate swap contracts —

Settlement payments and periodic changes in market values of our de-designated interest rate swap contracts are recorded as a gain or loss on derivative contracts included in interest expense and other in our statement of operations. We recorded $2.4 million of net gain related to changes in market values and $59.6 million of settlement costs during the year ended December 31, 2002, respectively.

When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in AOCI at the time of de-designation are isolated and amortized over the remaining original contract term. For contracts de-designated, the total amount of loss in AOCI at December 31, 2001 was approximately $65.2 million ($39.5 million, net of tax), and $29.8 million ($18.1 million, net of tax) remains in AOCI at December 31, 2002. For the year ended December 31, 2002, we recorded $35.4 million of amortization expense related to the accumulated losses in AOCI for interest rate swap contracts that were de-designated at December 31, 2001. In 2003, we expect to record $23.1 million of amortization expense AOCI related to the de-designation swap contracts. The amortization expense is recorded in interest expense.

7.     Comprehensive Income (Loss)

The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholder’s deficit are shown as follows (in thousands):

	Years Ended December 31,

	2002	2001

Minimum pension liability adjustment, net of taxes $49,840	$(74,760)	$—
Interest rate swap contracts designated, unrealized loss, net of taxes $25,065	(38,322)	(45,668)
Interest rate swap contracts de-designated, unrealized loss, net of taxes $11,686	(18,124)	(39,452)

Accumulated other comprehensive loss	$(131,206)	$(85,120)

8.     Landfill Accounting

The following discussion of landfill accounting pertains to our 2002 accounting practice. Effective January 1, 2003, we adopted SFAS 143 which will require changes to certain elements of these practices. Refer to Note 1 for a discussion on the impact of the adoption on our landfill accounting.

We have a network of 49 owned or operated active landfills at December 31, 2002. The landfills have operating lives ranging from 1 to over 150 years based on available capacity using current annual volumes. The average life of our landfills is approximately 33 years.
     .

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Landfill assets —

We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the costs associated with acquiring, permitting and developing the entire landfill by the total remaining capacity of that landfill. The resulting per unit amortization rate is applied to each unit disposed at the landfill and is recorded as expense for that period. We expensed approximately $52.5 million, $48.7 million and $44.5 million related to landfill amortization during the years ended December 31, 2002, 2001 and 2000, respectively.

Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, engineering and legal fees, and capitalized interest. We classify this total disposal capacity as either permitted (having received the final permit from the governing authorities) or probable expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is highly probable. Our internal requirements to classify disposal capacity as probable expansion are as follows:

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

Upon successfully meeting the preceding criteria, the costs associated with developing, constructing, closing and monitoring the total additional future disposal capacity are considered in the life-cycle cost of the landfill and reflected in the calculation of the amortization and closure and post-closure rates.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allied and its engineering and legal consultants continually monitor the progress of obtaining local, state and federal approval for each of its expansion permits. If it is determined that the expansion no longer meets our criteria, the disposal capacity is removed from our total available disposal capacity, the costs to develop that disposal capacity and the associated closure and post-closure costs are removed from the landfill amortization base, and rates are adjusted prospectively. In addition, any value assigned to probable expansion capacity would be written-off to expense during the period in which it is determined that the criteria are no longer met.

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

After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which may extend for 30 years. Post-closure requirements generally include maintenance of the site and monitoring the methane gas collection systems and groundwater systems, among other post-closure activities. Estimated costs for such closure and post-closure as required under Subtitle D regulations are compiled and updated annually for each landfill by local and regional company engineers. In addition, on an annual basis, senior management performs a review of the overall cost estimates. The future estimated closure and post-closure costs are increased at an inflation rate of 2.5%, and discounted at a risk-free capital rate of 7.0%, per annum, based on the timing of the amounts to be expended. The following table is a summary of the closure and post-closure costs (in thousands):

	December 31, 2002	December 31, 2001

Discounted Closure and Post-Closure Liability Recorded:
Current Portion	$58,200	$59,105
Non-Current Portion	344,579	364,816

Total	$402,779	$423,921

Estimated Remaining Closure and Post-Closure Costs to be Expended (1):
2003	$58,200
2004	45,565
2005	48,067
2006	48,567
2007	53,063
Thereafter	1,307,999

Remaining Undiscounted Closure and Post-Closure Costs to be Expended	$1,561,461

Total remaining Discounted Closure and Post-Closure Costs to be Expended (2)	$586,073

(1)	These amounts consider the effect of the adoption of SFAS 143 as of January 1, 2003 and the reflected change in classification of methane gas collection system installation from a closure cost to landfill development cost.

(2)	The future estimated closure and post-closure costs are discounted at a credit-adjusted risk-free rate of 9.0%, per annum, based on the timing of the amounts to be expended.

BROWNING-FERRIS INDUSTRIES, INC.
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

Environmental costs -—

We engage independent environmental consulting firms to assist us in conducting environmental assessments of existing landfills or other properties, and in connection with companies acquired from third parties.

The ultimate amounts for environmental liabilities cannot be precisely determined and estimates of such liabilities made by us, after consultation with our independent environmental engineers and legal counsel, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements.

Since the ultimate outcome of these matters may differ from the estimates used in our assessment to date, the recorded liabilities are periodically evaluated, as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded liability for environmental matters as of December 31, 2002 and 2001 of approximately $252.2 million and $300.9 million, respectively, represents the most probable outcome of these contingent matters. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, proceeds are recorded as an offset to environmental expense in operating income. There were no significant recovery receivables outstanding as of December 31, 2002 or 2001. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding closure and post-closure could result in approximately $20 million of additional liability.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Employee Benefit Plans

Defined Benefit Pension Plans

As of December 31, 2002, we have one defined benefit retirement plan. This plan covers certain BFI employees in the United States, including some employees subject to collective bargaining agreements.

During 2002, the BFI Retirement Plan (BFI Pension Plan) and the Pension Plan of San Mateo County Scavenger Company and Affiliated Divisions of Browning-Ferris Industries of California, Inc. (San Mateo Pension Plan) were merged into one plan. However, benefits continue to be determined under each of the two separate BFI structures. The BFI Pension Plan was amended on July 30, 1999 to freeze future credited service, but interest credits continue to accrue. Certain union participants continue to receive 2% annual service credits in addition to interest credits through the duration of the current collective bargaining agreements. The benefits not frozen for this plan are based on years of service and the employee’s compensation.

The San Mateo Pension Plan covers certain BFI employees of this location. Benefits are based on the employee’s years of service and compensation using the average of earnings over the highest five consecutive calendar years out of the last fifteen years of service.

Our general funding policy for each pension plan is to make annual contributions to the plans as determined to be required by the plan’s actuary. No contributions were required during 2002, 2001 and 2000. No contributions are anticipated for 2003. The plan paid approximately $13 million, $15 million and $20 million in benefits during December 31, 2002, 2001 and 2000, respectively.

At our measurement date of September 30, 2002, the accumulated benefit obligation exceeded the market value of the underlying pension assets due to an overall decline in the fair value of the assets and an increase in our discount rate assumption. As a result, we were required under SFAS 87, Employers’ accounting for Pensions, to record an accrued benefit liability of $16.5 million. This non-cash adjustment resulted in an after tax charge to Other Comprehensive Income of $74.8 million, reflected as a reduction to shareholder's deficit. This adjustment did not impact net income.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

An actuarial valuation report was prepared as of September 30, 2002 and 2001 and used, as permitted by SFAS 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS 132), for disclosures included in the tables below (in thousands, except percentages):

The following table provides a reconciliation of the changes in the plans’ benefit obligations and the fair value of plan assets for the 12 month period ended September 30, 2002 and 2001, and a statement of the funded status for both periods then ended.

	2002	2001

Benefit obligation at beginning of period	$269,589	$236,973
Service cost	938	771
Interest cost	19,289	17,697
Amendments	153	—
Actuarial loss	22,262	29,573
Benefits paid	(13,048)	(15,425)

Benefit obligation at end of period	$299,183	$269,589

Fair value of plan assets at beginning of period	$305,424	$354,207
Actual return on plan assets	(14,733)	(33,358)
Benefits paid	(13,048)	(15,425)

Fair value of plan assets at end of period	$277,643	$305,424

Funded Status	$(21,540)	$35,835
Unrecognized net actuarial loss	129,630	64,225
Unrecognized prior service cost	144	—

Prepaid pension asset	$108,234	$100,060

The following table provides the amounts recognized in the balance sheets as of December 31:

	2002	2001

Prepaid pension asset	$108,234	$100,060
Accrued benefit liability	(124,743)	—

Net pension liability (1)	(16,509)	—
Intangible assets	144	—
Accumulated other comprehensive loss before tax benefit	124,599	—

Net amount recognized	$108,234	$100,060

(1)	Amount is recorded in other long term obligations

The following table provides the components of net periodic benefit cost for the years ended December 31:

	2002	2001	2000

Service cost	$938	$771	$1,094
Interest cost	19,289	17,697	17,965
Expected return on plan assets	(30,391)	(35,422)	(34,630)
Recognized net actuarial (gain) loss	1,980	(205)	(1,398)
Amortization of prior service cost	9	—	—

Net periodic benefit cost	$(8,175)	$(17,159)	$(16,969)

The assumptions used in the measurement of our benefit obligations are shown in the following table (weighted average assumptions as of September 30):

	2002	2001	2000

Discount rate	6.75%	7.25%	7.75%
Expected return on plan assets	9.50%	9.75%	10.25%
Average rate of compensation increase	4.00%	4.00%	4.00%

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  401k Plan —

Allied sponsors the Allied Waste Industries, Inc. 401(k) Plan (401(k) Plan) a defined contribution plan, which is available to all eligible employees except those represented by collective bargaining agreements. Eligible employees may contribute up to 25% of their annual compensation on a pre-tax basis. Participant’s contributions are subject to certain restrictions as set forth in the Internal Revenue Code. Allied matches in cash 50% of employee contributions, up to the first 5% of the employee’s compensation which is deferred. Participant’s contributions vest immediately and the employer contributions vest in increments of 20% based upon years of service. BFI’s matching contributions totaled $2.9 million, $2.3 million, and $4.4 million for fiscal years 2002, 2001 and 2000, respectively.

Effective July 30, 1999, in connection with the acquisition of the Predecessor, Allied assumed the BFI Employee Stock Ownership and Savings Plan (BFI 401(k) ). The Board of Directors of Allied approved the merger of the BFI 401(k) plan into the Allied 401(k) plan, effective January 1, 2001.

10.     Stock Option Plans

Certain employees of BFI are eligible to participate in the stock option plans provided by the Parent. Below is a description of the plans provided by the Parent.

The 1991 Incentive Stock Plan (1991 Plan), the 1993 Incentive Stock Plan (1993 Plan) and the 1994 Incentive Stock Plan (1994 Plan, collectively the Plans) provide for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock and stock bonuses. The 1991 Plan limits the maximum number of shares that may be granted to not more than 10.5% of the number of fully diluted shares of common stock on the date of grant of an award. The 1991 plan also limits awards in the form of restricted stock, stock bonuses, performance awards and phantom stock to not more than 25% of the aggregate shares available to be awarded or granted under the plan and limits the maximum number of options granted to any employee under the 1991 Plan to 500,000 per year. An additional maximum number of shares of 500,000 and 2,000,000 common shares may be granted under the 1993 Plan and the 1994 Plan, respectively. The Compensation Committee of the Board of Directors (the Compensation Committee) of the Parent generally determines the exercise price, term and other conditions applicable to each option granted. Options granted under the Plans typically vest over 3 years and expire ten years from the grant date.

A summary of the status of the approximate portion of Allied’s stock option plans that relates to BFI at December 31, 2002, 2001 and 2000 and for the years then ended is presented in the table and narrative below:

	Year Ended December 31,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding, beginning of year	768,281	$12.77	409,896	$12.82	146,325	$13.37
Options granted	634,689	10.50	381,973	13.41	299,145	11.65
Options exercised	(743)	8.40	(20,598)	9.52	(32,340)	5.90
Options forfeited or expired	(7,425)	14.88	(2,990)	14.45	(3,234)	17.57

Options outstanding, end of year	1,394,802	12.20	768,281	12.77	409,896	12.82

Options exercisable, end of year	433,488	14.17	171,960	14.57	41,513	14.44

The approximate weighted average fair value of options granted were $5.54, $7.28, and $6.60 for the three years ended December 31, 2002. The Parent accounts for stock-based compensation plans under APB 25, under which no compensation expense is recognized, as all options have been granted with an exercise price equal to the fair value of our common stock upon the date of grant. Therefore, there has been no allocation of compensation expense to BFI related to options granted by the Parent.

The following tables summarize information about stock options outstanding at December 31, 2002, which are fully vested, partially vested and non-vested:

Fully Vested:

Options Outstanding and Exercisable

		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price

$7.31 - $8.00	64,032	7 years	$7.33
$12.92 - $15.00	12,210	1 year	$13.49

Partially Vested:

Options Outstanding

		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price

$8.00 - $12.92	361,963	9 years	$12.65
$12.94 - $16.92	342,647	8 years	$13.67

Options Exercisable

		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price

$8.00 - $12.92	126,476	9 years	$12.43
$12.94 - $16.92	230,770	8 years	$13.67

Non Vested:

Options Outstanding

		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price

$10.32 - $11.00	512,678	10 years	$10.32
$11.57 - $13.55	101,272	10 years	$12.44

11.     Stockholder’s Deficit

Our authorized, issued and outstanding shares of common stock are as follows (in thousands, except per share data):

		Issued and Outstanding
		at December 31,

	Authorized
	Shares	2002	2001

Common stock, $0.16 2/3 par value	1,000	1,000	1,000

12.     Income Taxes

Operating results of BFI are included in the consolidated federal income tax return of Allied for the periods ended December 31, 2002, 2001 and 2000. For purposes of determining state income tax liabilities, we file either a consolidated or separate return based on the filing regulations required by each state.

The allocation of consolidated taxes of Allied to BFI is determined as if we prepared a separate tax return, in accordance with the provisions of the SFAS 109, Accounting for Income Taxes. The income tax provision determined for BFI is reflected in due from parent on BFI’s Consolidated Balance Sheets. Deferred tax assets and liabilities (including any valuation allowance) are recognized, realized and maintained on a corporate-wide basis by Allied. These balances include items established relating to the acquisition of BFI that were based on certain assumptions that could possibly change based on the ultimate outcome of certain tax matters. As these tax accounts were established in purchase accounting, any future changes relating to these amounts will result in balance sheet reclassifications, which may include an adjustment to the goodwill relating to the acquisition of the predecessor entity. Allied’s valuation allowance at December 31, 2002 includes approximately $51 million related to the acquisition of BFI, the subsequent reduction of which would result in an adjustment to goodwill. BFI was allocated a portion of Allied’s valuation allowance based on specific identification to its deferred tax assets.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the income tax provision (benefit) consist of the following (in thousands):

	For the Year Ended December 31,

	2002	2001	2000

Current tax provision	$3,118	$24,204	$20,936
Deferred provision	(104,168)	(104,088)	(105,737)

Total	$(101,050)	$(79,884)	$(84,801)

The reconciliation of our income tax provision (benefit) at the federal statutory tax rate to our effective tax rate is as follows (in thousands):

	For the Year Ended December 31,

	2002	2001	2000

Federal statutory tax rate	$(102,112)	$(111,403)	$(108,723)
Consolidated state taxes, net of federal benefit	(11,350)	(9,100)	(9,660)
Amortization of goodwill	—	31,979	32,040
Non-deductible write-off of goodwill and business combination costs	2,100	—	—
Effect of foreign operations	2,523	2,975	1,050
Other reserves	8,685	—	—
Other permanent differences	(896)	5,665	492

Effective tax rate	$(101,050)	$(79,884)	$(84,801)

The tax benefit for the extraordinary items were based on our ordinary combined federal and state rates of 40% in 2002 and 39.5% in 2001 and 2000.

	December 31,

	2002	2001

Cumulative Tax-Effected Temporary Differences:
Relating primarily to property consisting of landfill and fixed assets and contingencies related to other basis differences	$(624,737)	$(526,891)
Environmental, closure and post-closure reserves	279,267	282,432
Other reserves	54,762	53,646

Total	$(290,708)	$(190,813)

Tax-effected capital loss, foreign tax credit and state net operating loss carryforwards	$64,841	$92,510
Valuation allowance	(51,183)	(75,331)

Net carryforwards	$13,658	$17,179

The interest expense reflected in BFI’s Consolidated Statement of Operations relates to debt that is held at Allied and reflected in the BFI Balance Sheets for separate financial reporting purposes (See Note 5). BFI’s federal net operating loss carryovers arising from such interest expense have been recognized in the deferred tax provision and realized through the Allied intercompany account as Allied on a consolidated return basis has recognized all such losses as recoverable.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes have not been provided as of December 31, 2002 and 2001 on approximately $36 million and $28 million, respectively, of undistributed earnings of Puerto Rican affiliates, which are considered to be permanently reinvested. A determination of the U.S. income and foreign withholding taxes, if these earnings were remitted as dividends, is not practicable.

We are currently under examination by various state and federal taxing authorities for certain tax years. A federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999 is completed with the exception of the matter discussed below.

During 2002, we received notification from the IRS disallowing all of a capital loss included in BFI’s July 30, 1999 tax return. If such disallowance is upheld, we estimate it could have a federal and state income tax effect of up to $310 million plus accrued interest through December 31, 2002 of approximately $40 million. We also received notification from the IRS assessing a penalty of between 20% and 40% of the additional income tax resulting from the disallowance. Because of several meritorious defenses, we believe the successful assertion of penalties is remote.

In October 2002, the IRS issued a revenue procedure outlining two resolution alternatives related to this matter. Taxpayers could elect to participate under this revenue procedure if certain eligibility requirements were met. We decided not to participate under this IRS issuance. We continue to believe our position is well supported and we will vigorously contest the disallowance. The resolution of this matter may entail efforts including administrative appeals and litigation which could extend over several years. An unfavorable result could require future cash expenditures. The amount has been fully reserved on Allied’s consolidated balance sheet.

13.     Commitments and Contingencies

Litigations —

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and can reasonably be estimable. We expect that matters in process at December 31, 2002, which have not been accrued in the Consolidated Balance Sheets, will not have a material adverse effect on our consolidated liquidity, financial position or results from operations.

Royalties —

In connection with certain acquisitions, we have entered into agreements to pay royalties based on waste tonnage disposed at specified landfills. The payments are generally payable quarterly and amounts earned, but not paid, are accrued in the accompanying Consolidated Balance Sheets.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease agreements —

We have operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year are as follows (in thousands):

December 31, 2002

2003	$3,974
2004	3,514
2005	2,814
2006	2,066
2007	1,796
Thereafter	11,675

Rental expense under such operating leases was approximately $6.6 million, $5.4 million and $4.3 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

Financial assurances —

We are required to provide $1.4 billion in financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. We satisfy the financial assurance requirements by providing performance bonds, letters of credit, insurance policies or trust deposits to secure our obligations as they relate to landfill closure and post-closure costs, performance under certain collection, landfill and transfer station contracts. Additionally, we are required to provide financial assurances for our risk and casualty insurance and collateral required for certain performance obligations. We have not experienced difficulty in obtaining the financial assurances that we need. However, we cannot make any assurances that the level of financial assurances that we are required to provide will be available in the future.

These financial instruments are issued in the normal course of business. They are not debt and, therefore, are not reflected in the accompanying Consolidated Balance Sheets. The underlying obligations of the financial assurance instruments would be valued and recorded in the Consolidated Balance Sheets based on the likelihood of performance being required. We do not expect this to occur.

Guarantees —

We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the Consolidated Financial Statements based on our best estimate of required future payments. We are not able to determine potential future payments for indemnifications that relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that may become known in the future but that relates to our activities prior to the divestiture.

We have entered into agreements to guarantee the market value of certain property that are adjacent to landfills. These agreements have varying terms over varying periods. Liabilities associated with these guarantees are recorded in the Consolidated Financial Statements in accordance with SFAS No. 5, Accounting for Contingencies.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.     Related Party Transactions

All treasury functions are maintained at the Parent. The amount due from parent represents proceeds Allied received from the issuance of Series A Senior Convertible Preferred Stock and certain debt issued in connection with the financing of the BFI acquisition, in addition to the net advances to Parent in excess of obligations paid by the parent on behalf of BFI.

We are charged for management, financial and other administrative services provided during the year by Allied, including allocations for overhead. Related charges for the years ended December 31, 2002, 2001 and 2000 were approximately $27.0 million, $18.3 million and $31.0 million, respectively, recorded in selling, general and administrative expenses. In addition, our Parent maintains insurance coverage for us and we were charged for the cost of insurance $92.4 million, $107.2 million and $68.4 million during 2002, 2001 and 2000, respectively.

In addition, we provide services to, and receive services from, our Parent and subsidiaries of our Parent, which are recorded in our Consolidated Statement of Operations. Related revenues and expenses for the years ended December 31, 2002, 2001 and 2000 were approximately $229.4 million, $181.5 million and $175.1 million, respectively, recorded in revenues, and $51.4 million, $48.9 million and $41.7 million, respectively, recorded in cost of operations.

In 2001, we entered into lease agreements with certain subsidiaries of Allied for equipment and vehicles. The associated lease expense is included in cost of operations for 2002 and 2001 of approximately $11.0 million and $3.0 million.

Financial Statement Schedule -

Schedule II – Valuation and Qualifying Accounts

	Balance	Charges			Balance
	at	to	Other	Write-offs/	at
	12/31/99	Expense	Charges(1)	Payments	12/31/00

Allowance for doubtful accounts	$30,490	$4,300	$(4,359)	$(8,814)	$21,617
Severance and termination costs	30,200	2,002	—	(27,820)	4,382
Restructuring costs	—	6,074	—	(126)	5,948

	Balance	Charges			Balance
	at	to	Other	Write-offs/	at
	12/31/00	Expense	Charges(1)	Payments	12/31/01

Allowance for doubtful accounts	$21,617	$7,818	$(8,161)	$(9,564)	$11,710
Severance and termination costs	4,382	—	120	(1,668)	2,834
Restructuring costs	5,948	7,994	2,210	(2,889)	13,263

	Balance	Charges			Balance
	at	to	Other	Write-offs/	at
	12/31/01	Expense	Charges(1)	Payments	12/31/02

Allowance for doubtful accounts	$11,710	$3,647	$647	$(8,415)	$7,589
Severance and termination costs	2,834	—	—	(1,409)	1,425
Restructuring costs	13,263	—	(3,095)	(6,940)	3,228

(1) Amounts primarily relate to acquired companies.

Valuation and qualifying accounts not included above have been shown in notes 1 and 8 of our consolidated financial statements included herein.

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Reorganization between Allied Waste Industries, Inc. and Rabanco Acquisition Company, Rabanco Acquisition Company Two, Rabanco Acquisition Company Three, Rabanco Acquisition Company Four, Rabanco Acquisition Company Five, Rabanco Acquisition Company Six, Rabanco Acquisition Company Seven, Rabanco Acquisition Company Eight, Rabanco Acquisition Company Nine, Rabanco Acquisition Company Ten, Rabanco Acquisition Company Eleven, and Rabanco Acquisition Company Twelve. Exhibit 2.4 to Allied’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.
2.2	Agreement and Plan of Merger dated as of August 10, 1998 by and among Allied Waste Industries, Inc., AWIN II Acquisition Corporation and American Disposal Services, Inc. Exhibit 2 to Allied’s Report on Form 8-K filed August 21, 1998 is incorporated herein by reference.
2.3	Agreement and Plan of Merger dated as of March 7, 1999 by and among Allied Waste Industries, Inc., AWIN I Acquisition Corporation and Browning-Ferris Industries, Inc. Exhibit 2 to Allied’s Report on Form 8-K filed March 16, 1999 is incorporated herein by reference.
3.1	Amended Certificate of Incorporation of Allied (Incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 10-K/A for the fiscal year ended December 31, 1996).
3.1(i)	Amendment to Amended Certificate of Incorporation of Allied dated October 15, 1998. Exhibit 3.4 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.
3.1(ii) *	Certificate of Amendment to Restated Certificate of Incorporation of Allied dated January 23, 2003.
3.2	Amended and Restated Bylaws of the Company as of May 13, 1997. Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
3.2(i)	Amendment to the Bylaws of the Company, effective June 30, 1999. Exhibit 3.2 to Allied’s Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference.
10.1	Purchase Agreement dated November 15, 2001, by and along the Company, the Guarantors and the initial purchases, with respect to the $750 million 8-1/2% Senior Notes due 2008.
10.2	Purchase Agreement dated January 25, 2001, by and among the Company, the Guarantors and the initial purchasers, with respect to the $600 million 8-7/8% Senior Notes due 2008. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.
10.3	Securities Purchase Agreement dated April 21, 1997 between Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.; Laidlaw Inc. and Laidlaw Transportation, Inc.; and Allied Waste Industries, Inc. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.
10.4	Consulting Agreement between Allied and Larry D. Henk dated November 1, 2001. Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2001 is incorporated herein by reference.
10.5	Executive Employment Agreement between Allied and Thomas H. Van Weelden dated January 1, 1999. Exhibit 10.9 to Allied’s Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.
10.6	Executive Employment Agreement between Allied and Steven M. Helm dated June 6, 1997. Exhibit 10.5 to Allied’s Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.
10.7	Executive Employment Agreement between Allied and Donald W. Slager dated January 1, 1999. Exhibit 10.12 to Allied’s Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.
10.8	Executive Employment Agreement between Allied and Peter S. Hathaway dated June 6, 1997. Exhibit 10.14 to Allied’s Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.9		Executive Employment Agreement between Allied and Michael G. Hannon dated June 6, 1997. Exhibit 10.15 to Allied’s Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.
10.10		Executive Employment Agreement between Allied and Thomas W. Ryan dated August 1, 2000. Exhibit 10 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2000 is incorporated herein by reference.
10.11		Registration Rights Agreement, dated as of January 30, 2001, by and among the Company, the Guarantors and the initial purchasers, relating to the $600 million 8-7/8% Senior Notes due 2008. Exhibit 4-3 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.
10.12		Registration Rights Agreement, dated as of July 30, 1999, by and among Allied, the Guarantors and the initial purchasers, relating to the $2,000,000,000 10% Senior Subordinated Notes due 2009. Exhibit 10.3 to Allied’s Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.13		Purchase Agreement dated July 27, 1999, by and among Allied, the Guarantors and the initial purchasers, with respect to the $2,000,000,000 10% Senior Subordinated Notes due 2009. Exhibit 10.4 to Allied’s Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.14		Credit Facility dated as of July 21, 1999. Exhibit 10.1 to Allied’s Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.15		Amendment to the Credit Facility dated as of January 25, 2001. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2001 is incorporated herein by reference.
10.16		Amendment to the Credit Facility dated as of April 23, 2002. Exhibit 10.1 to Allied’s Quarterly Report on Form 10-Q dated August 14, 2002, is incorporated herein by reference.
10.17		Second Amendment to the Credit Facility dated as of November 20, 2001.
10.18	*	Amendment to the Credit Facility dated December 17, 2002.
10.19		Non-Shared Collateral Security Agreement, dated July 30, 1999, among Allied, Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Agent, Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.
10.20		Non-Shared Collateral Pledge Agreement, dated July 30, 1999, among Allied, Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Agent, Exhibit 10.3 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.
10.21		Second Amended and Restated Shareholders Agreement, dated as of July 30, 1999, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.2 to Allied’s Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.22		Amended and Restated Registration Rights Agreement dated as of July 30, 1999, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.3 to Allied’s Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.23		Eighth Supplemental Indenture relating to the 8-1/2% Senior Notes due 2008, dated November 27, 2001, among Allied NA, certain guarantors signature thereto, and U.S. Bank National Association, formerly U.S. Bank Trust National Association, as Trustee. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-82362) is incorporated by reference.
10.24		Form of 8-1/2% Senior Notes due 2008 (included in Exhibit 10.23).
10.25		Registration Rights Agreement, dated as of November 27, 2001, by and among the Company, the Guarantors and the initial purchasers, relating to the $750 million 8-1/2% Senior Notes due 2008. Exhibit 4.3 to Allied’s Registration Statement on Form S-4 (No. 333-82362) is incorporated by reference.
10.26		Sixth Supplemental Indenture relating to the 8-7/8% Senior Notes 2008, dated January 30, 2001, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.
10.27		Amendment No. 1 to Sixth Supplemental Indenture relating to the 8-7/8% Senior Notes due 2008, dated as of June 29, 2001, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.2 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.
10.28		Form 8-7/8% Senior Notes due 2008. Exhibit 4.3 to Allied’s Registration. Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.
10.29		1991 Incentive Stock Plan of Allied. Exhibit 10.T to Allied’s Form 10 dated May 14, 1991, is incorporated herein by reference.

10.30		1991 Non-Employee Director Stock Plan of Allied. Exhibit 10.U to Allied’s Form 10 dated May 14, 1991, is incorporated herein by reference.
10.31		1994 Amended and Restated Non-Employee Director Stock Option Plan of Allied. Exhibit B to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 28, 1994, is incorporated herein by reference.
10.32		Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit 10.2 to Allied’s Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.
10.33		Amended and Restated 1994 Incentive Stock Plan. Exhibit 10.1 to Allied’s Quarterly Report on Form 10-Q dated May 31, 1996, is incorporated herein by reference.
10.34		Amended and Restated 1991 Incentive Stock Plan. Exhibit 3 to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 18, 2001, is incorporated herein by reference.
10.35		Amendment No. 1 to the 1991 Incentive Stock Plan dated August 8, 2001.
10.36		Second Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan of Allied. Exhibit A to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 25, 1995, is incorporated herein by reference.
10.37		Third Amendment to the 1994 Amended and Restated Non-Employee Director’s Stock Option Plan dated January 1, 1998. Exhibit 4.41 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.
10.38		Fourth Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan dated January 1, 1998. Exhibit 4.42 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.
10.39		Fifth Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan dated May 26, 1999. Exhibit 4.43 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.
10.40		First Amendment to the 1994 Amended and Restated Incentive Stock Plan dated January 1, 1998. Exhibit 4.44 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.
10.41		1993 Incentive Stock Plan of Allied, Exhibit 10.3 to Allied’s Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.
10.42		Amendment No. 1 to the 1993 Incentive Stock Option Plan dated January 1, 1998.
10.43		Amendment to the Allied Waste Industries, Inc. 1993 Incentive Stock Plan dated June 20, 2000.
10.44	*	Second Amendment to the 1993 Incentive Stock Plan dated December 12, 2002.
10.45		First Amendment to the 1994 Incentive Stock Plan dated June 20, 2000 is incorporated herein by reference.
10.46	*	Second Amendment to the 1994 Incentive Stock Plan dated December 12, 2002.
10.47		Restated 1994 Non-Employee Director Stock Plan dated April 3, 2002 incorporated herein by reference.
10.48		Sixth Amendment to the 1994 Amended and Restated Non-Employee Director Stock Plan dated April 3, 2002 incorporated herein by reference.
10.49	*	Second Amendment to Restated 1991 Incentive Stock Plan dated December 12, 2002.
10.50		Senior Indenture relating to the 1998 Senior Notes dated as of December 23, 1998, by and among Allied NA and U.S. Bank Trust National Association, as Trustee, with respect to the 1998 Senior Notes and Exchange Notes. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
10.51		Five Year Series Supplemental Indenture relating to the 1998 Five Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.2 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
10.52		Form of Series B Five Year Notes (included in Exhibit 10.51). Exhibit 4.3 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
10.53		Seven Year Series Supplemental Indenture relating to the 1998 Seven Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.4 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
10.54		Form of Series B Seven Year Notes (included in Exhibit 4.25). Exhibit 4.5 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
10.55		Ten Year Series Supplemental Indenture relating to the 1998 Ten Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.6 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

10.56	Form of Series B Ten Year Notes. Exhibit 4.7 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
10.57	Fourth Supplemental Indenture relating to the 1998 Senior Notes, dated as of July 30, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.26 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.
10.58	Fifth Supplemental Indenture relating to the 1998 Senior Notes, dated as of December 29, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.27 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.
10.59	Seventh Supplemental Indenture relating to the 1998 Senior Notes and the 8-7/8% Senior Notes due 2008, dated as of June 29, 2001, among Allied NA, certain guarantors signatory thereto and U.S. Bank Trust National Association, as Trustee. Exhibit 4.21 to Allied’s Registration Statement on Form S-4 (no. 333-61744) is incorporated herein by reference.
10.60	Restated Indenture relating to debt issued by Browning-Ferris Industries, Inc., dated September 1, 1991, among BFI and First City, Texas-Houston, National Association, as Trustee Exhibit 4.22 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.
10.61	First Supplemental Indenture relating to the debt issued by Browning-Ferris Industries, Inc., dated July 30, 1999, among Allied, Allied NA, Browning-Ferris Industries, Inc. and Chase Bank of Texas, National Association, as Trustee, Exhibit 4.23 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.
10.62	Collateral Trust Agreement, dated July 30, 1999, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee, is incorporated herein by reference.
10.63	Amendment to the Collateral Trust Agreement, dated January 25, 2001, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee, Exhibit 4.5 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.
10.64	Shared Collateral Pledge Agreement, dated July 30, 1999, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee, is incorporated herein by reference.
10.65	Amendment to the Shared Collateral Pledge Agreement, dated January 25, 2001, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee. Exhibit 4.7 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.
10.66	Shared Collateral Security Agreement, dated July 30, 1999, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee, is incorporated herein by reference.
10.67	Amendment to the Shared Collateral Security Agreement, dated January 25, 2001, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee. Exhibit 4.9 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.
10.68	Certificate of Designation for Series A Senior Convertible Preferred Stock. Exhibit 4.1 to Allied’s Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.69	Certificate of Designation for Series B Junior Preferred Stock. Exhibit 4.2 to Allied’s Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.70	Subordinated Indenture, dated July 30, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee, regarding the 10% Senior Subordinated Notes due 2009 of Allied NA. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-91539), is incorporated herein by reference.
10.71	First Supplemental Indenture, dated July 30, 1999 among Allied NA, certain subsidiaries of Allied NA and U.S. Bank Trust, National Association, as Trustee, regarding 10% Senior Subordinated Notes due 2009 of Allied NA. Exhibit 4.3 to Allied’s Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.

10.72		Second Supplemental Subordinated Indenture relating to the 10% Senior Subordinated Notes due 2009 of Allied NA, dated December 29, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.2 to Allied’s Registration Statement on Form S-4 (No. 333-91539), is incorporated herein by reference.
10.73		Form of 10% Series B Senior Subordinated Notes due 2009 (included in Exhibit 10.70), is incorporated herein by reference.
10.74		Rights Agreement, dated as of May 25, 2000, between Allied and American Stock Transfer & Trust Company, as Rights Agent. Exhibit 1 to Allied’s Registration Statement on Form 8-A filed May 31, 2000, is incorporated herein by reference.
10.75	*	Ninth Supplemental Indenture relating to the 91/4% Senior Notes due 2012, dated November 15, 2002, among Allied NA, certain guarantors signatory thereto, and U.S. Bank National Association as Trustee.
10.76	*	Registration Rights Agreement, dated as of November 15, 2002, by and among the Company, the Guarantors and the initial purchasers, relating to $300 million aggregate principal amount of 91/4% Senior Notes due 2012.
10.77	*	Registration Rights Agreement, dated as of November 26, 2002, by and among the Company, the Guarantors and the initial purchasers, relating to $75 million aggregate principal amount of 91/4% Senior Notes due 2012.
10.78		Form of 9 1/4% Senior Notes due 2012 (included in Exhibit 10.70).
12.1	*	Ratio of earnings to fixed charges and preferred stock dividends.
14	*	Allied Waste Industries Code of Ethics
21	*	Subsidiaries of the Registrant.
23.1	*	Consent of Pricewaterhouse Coopers’ LLP.
99.1	*	Certification Pursuant to 18 U.S.C§1350 of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer.
99.2	*	Certification Pursuant to 18 U.S.C.§1350 of Thomas W. Ryan, Executive Vice President and Chief Financial Officer.
	*	Filed herewith

Reports on Form 8-K during the Quarter Ended December 31, 2002

October 23, 2002	Our current report on Form 8-K to announce the asset sales.
October 30, 2002	Our current report on Form 8-K reports the financial results for the third quarter of 2002.
November 12, 2002	Our current report on Form 8-K to announce the intention to offer $250 million in Senior Notes.
November 13, 2002	Our current report on Form 8-K to announce the pricing of the Senior Notes offering.
November 22, 2002	Our current report on Form 8-K to announce the tack on offering to the $300 million Senior Notes.
December 2, 2002	Our current report on Form 8-K to announce the CEO repaid loans to the Company.
December 3, 2002	Our current report on Form 8-K to announce the filing of the universal shelf registration statement and proxy statement to increase authorized shares.
December 3, 2002	Our current report on Form 8-K to announce two new members to the Board of Directors.

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED WASTE INDUSTRIES, INC.
Date:	3/17/03	By:	/s/ Thomas W. Ryan

Thomas W. Ryan Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas H. Van Weelden Thomas H. Van Weelden	Director, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive officer)	3/14/03

/s/ Thomas W. Ryan Thomas W. Ryan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	3/17/03

/s/ James E. Gray James E. Gray	Vice President, Controller, Chief Accounting Officer (Principal Accounting Officer)	3/17/03

/s/ Michael Gross Michael Gross	Director	3/13/03

/s/ Dennis Hendrix Dennis Hendrix	Director	3/11/03

/s/ Leon D. Black Leon D. Black	Director	3/13/03

/s/ Nolan Lehmann Nolan Lehmann	Director	3/13/03

/s/ Howard A. Lipson Howard A. Lipson	Director	3/13/03

/s/ James W. Crownover James W. Crownover	Director	3/13/03

/s/ Antony P. Ressler Antony P. Ressler	Director	3/13/03

/s/ Warren B. Rudman Warren B. Rudman	Director	3/13/03

/s/ Lawrence V. Jackson Lawrence V. Jackson	Director	3/14/03

/s/ J. Tomilson Hill J. Tomilson Hill	Director	3/14/03

/s/ Robert Agate Robert Agate	Director	3/13/03

CERTIFICATIONS

I, Thomas H. Van Weelden, certify that:

1.	I have reviewed this annual report on Form 10-K of Allied Waste Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ALLIED WASTE INDUSTRIES, INC.

By:	/s/ THOMAS H. VAN WEELDEN Thomas H. Van Weelden Chairman of the Board of Directors and Chief Executive Officer

Date: March 26, 2003

CERTIFICATIONS

I, Thomas W. Ryan, certify that:

1.	I have reviewed this annual report on Form 10-K of Allied Waste Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ALLIED WASTE INDUSTRIES, INC.

By:	/s/ THOMAS W. RYAN Thomas W. Ryan Executive Vice President and Chief Financial Officer

Date: March 26, 2003

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Reorganization between Allied Waste Industries, Inc. and Rabanco Acquisition Company, Rabanco Acquisition Company Two, Rabanco Acquisition Company Three, Rabanco Acquisition Company Four, Rabanco Acquisition Company Five, Rabanco Acquisition Company Six, Rabanco Acquisition Company Seven, Rabanco Acquisition Company Eight, Rabanco Acquisition Company Nine, Rabanco Acquisition Company Ten, Rabanco Acquisition Company Eleven, and Rabanco Acquisition Company Twelve. Exhibit 2.4 to Allied’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.
2.2	Agreement and Plan of Merger dated as of August 10, 1998 by and among Allied Waste Industries, Inc., AWIN II Acquisition Corporation and American Disposal Services, Inc. Exhibit 2 to Allied’s Report on Form 8-K filed August 21, 1998 is incorporated herein by reference.
2.3	Agreement and Plan of Merger dated as of March 7, 1999 by and among Allied Waste Industries, Inc., AWIN I Acquisition Corporation and Browning-Ferris Industries, Inc. Exhibit 2 to Allied’s Report on Form 8-K filed March 16, 1999 is incorporated herein by reference.
3.1	Amended Certificate of Incorporation of Allied (Incorporated herein by reference to Exhibit 3.1 to the Company’s Report on Form 10-K/A for the fiscal year ended December 31, 1996).
3.1(i)	Amendment to Amended Certificate of Incorporation of Allied dated October 15, 1998. Exhibit 3.4 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.
3.1(ii) *	Certificate of Amendment to Restated Certificate of Incorporation of Allied dated January 23, 2003.
3.2	Amended and Restated Bylaws of the Company as of May 13, 1997. Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.
3.2(i)	Amendment to the Bylaws of the Company, effective June 30, 1999. Exhibit 3.2 to Allied’s Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference.
10.1	Purchase Agreement dated November 15, 2001, by and along the Company, the Guarantors and the initial purchases, with respect to the $750 million 8-1/2% Senior Notes due 2008.
10.2	Purchase Agreement dated January 25, 2001, by and among the Company, the Guarantors and the initial purchasers, with respect to the $600 million 8-7/8% Senior Notes due 2008. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.
10.3	Securities Purchase Agreement dated April 21, 1997 between Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.; Laidlaw Inc. and Laidlaw Transportation, Inc.; and Allied Waste Industries, Inc. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.
10.4	Consulting Agreement between Allied and Larry D. Henk dated November 1, 2001. Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2001 is incorporated herein by reference.
10.5	Executive Employment Agreement between Allied and Thomas H. Van Weelden dated January 1, 1999. Exhibit 10.9 to Allied’s Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.
10.6	Executive Employment Agreement between Allied and Steven M. Helm dated June 6, 1997. Exhibit 10.5 to Allied’s Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.
10.7	Executive Employment Agreement between Allied and Donald W. Slager dated January 1, 1999. Exhibit 10.12 to Allied’s Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.
10.8	Executive Employment Agreement between Allied and Peter S. Hathaway dated June 6, 1997. Exhibit 10.14 to Allied’s Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.9		Executive Employment Agreement between Allied and Michael G. Hannon dated June 6, 1997. Exhibit 10.15 to Allied’s Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.
10.10		Executive Employment Agreement between Allied and Thomas W. Ryan dated August 1, 2000. Exhibit 10 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2000 is incorporated herein by reference.
10.11		Registration Rights Agreement, dated as of January 30, 2001, by and among the Company, the Guarantors and the initial purchasers, relating to the $600 million 8-7/8% Senior Notes due 2008. Exhibit 4-3 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.
10.12		Registration Rights Agreement, dated as of July 30, 1999, by and among Allied, the Guarantors and the initial purchasers, relating to the $2,000,000,000 10% Senior Subordinated Notes due 2009. Exhibit 10.3 to Allied’s Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.13		Purchase Agreement dated July 27, 1999, by and among Allied, the Guarantors and the initial purchasers, with respect to the $2,000,000,000 10% Senior Subordinated Notes due 2009. Exhibit 10.4 to Allied’s Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.14		Credit Facility dated as of July 21, 1999. Exhibit 10.1 to Allied’s Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.15		Amendment to the Credit Facility dated as of January 25, 2001. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2001 is incorporated herein by reference.
10.16		Amendment to the Credit Facility dated as of April 23, 2002. Exhibit 10.1 to Allied’s Quarterly Report on Form 10Q dated August 14, 2002, is incorporated herein by reference.
10.17		Second Amendment to the Credit Facility dated as of November 20, 2001.
10.18	*	Amendment to the Credit Facility dated December 17, 2002.
10.19		Non-Shared Collateral Security Agreement, dated July 30, 1999, among Allied, Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Agent, Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.
10.20		Non-Shared Collateral Pledge Agreement, dated July 30, 1999, among Allied, Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Agent, Exhibit 10.3 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.
10.21		Second Amended and Restated Shareholders Agreement, dated as of July 30, 1999, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.2 to Allied’s Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.22		Amended and Restated Registration Rights Agreement dated as of July 30, 1999, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.3 to Allied’s Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.23		Eighth Supplemental Indenture relating to the 8-1/2% Senior Notes due 2008, dated November 27, 2001, among Allied NA, certain guarantors signature thereto, and U.S. Bank National Association, formerly U.S. Bank Trust National Association, as Trustee. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-82362) is incorporated by reference.
10.24		Form of 8-1/2% Senior Notes due 2008 (included in Exhibit 10.23).
10.25		Registration Rights Agreement, dated as of November 27, 2001, by and among the Company, the Guarantors and the initial purchasers, relating to the $750 million 8-1/2% Senior Notes due 2008. Exhibit 4.3 to Allied’s Registration Statement on Form S-4 (No. 333-82362) is incorporated by reference.
10.26		Sixth Supplemental Indenture relating to the 8-7/8% Senior Notes 2008, dated January 30, 2001, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.
10.27		Amendment No. 1 to Sixth Supplemental Indenture relating to the 8-7/8% Senior Notes due 2008, dated as of June 29, 2001, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.2 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.
10.28		Form 8-7/8% Senior Notes due 2008. Exhibit 4.3 to Allied’s Registration. Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.
10.29		1991 Incentive Stock Plan of Allied. Exhibit 10.T to Allied’s Form 10 dated May 14, 1991, is incorporated herein by reference.

10.30		1991 Non-Employee Director Stock Plan of Allied. Exhibit 10.U to Allied’s Form 10 dated May 14, 1991, is incorporated herein by reference.
10.31		1994 Amended and Restated Non-Employee Director Stock Option Plan of Allied. Exhibit B to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 28, 1994, is incorporated herein by reference.
10.32		Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit 10.2 to Allied’s Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.
10.33		Amended and Restated 1994 Incentive Stock Plan. Exhibit 10.1 to Allied’s Quarterly Report on Form 10-Q dated May 31, 1996, is incorporated herein by reference.
10.34		Amended and Restated 1991 Incentive Stock Plan. Exhibit 3 to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 18, 2001, is incorporated herein by reference.
10.35		Amendment No. 1 to the 1991 Incentive Stock Plan dated August 8, 2001.
10.36		Second Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan of Allied. Exhibit A to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 25, 1995, is incorporated herein by reference.
10.37		Third Amendment to the 1994 Amended and Restated Non-Employee Director’s Stock Option Plan dated January 1, 1998. Exhibit 4.41 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.
10.38		Fourth Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan dated January 1, 1998. Exhibit 4.42
10.39		Fifth Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan dated May 26, 1999. Exhibit 4.43 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.
10.40		First Amendment to the 1994 Amended and Restated Incentive Stock Plan dated January 1, 1998. Exhibit 4.44 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.
10.41		1993 Incentive Stock Plan of Allied, Exhibit 10.3 to Allied’s Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.
10.42		Amendment No. 1 to the 1993 Incentive Stock Option Plan dated January 1, 1998.
10.43		Amendment to the Allied Waste Industries, Inc. 1993 Incentive Stock Plan dated June 20, 2000.
10.44	*	Second Amendment to the 1993 Incentive Stock Plan dated December 12, 2002.
10.45		First Amendment to the 1994 Incentive Stock Plan dated June 20, 2000 is incorporated herein by reference.
10.46	*	Second Amendment to the 1994 Incentive Stock Plan dated December 12, 2002.
10.47		Restated 1994 Non-Employee Director Stock Plan dated April 3, 2002 incorporated herein by reference.
10.48		Sixth Amendment to the 1994 Amended and Restated Non-Employee Director Stock Plan dated April 3, 2002 incorporated herein by reference.
10.49	*	Second Amendment to Restated 1991 Incentive Stock Plan dated December 12, 2002.
10.50		Senior Indenture relating to the 1998 Senior Notes dated as of December 23, 1998, by and among Allied NA and U.S. Bank Trust National Association, as Trustee, with respect to the 1998 Senior Notes and Exchange Notes. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
10.51		Five Year Series Supplemental Indenture relating to the 1998 Five Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.2 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
10.52		Form of Series B Five Year Notes (included in Exhibit 10.51). Exhibit 4.3 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
10.53		Seven Year Series Supplemental Indenture relating to the 1998 Seven Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.4 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
10.54		Form of Series B Seven Year Notes (included in Exhibit 4.25). Exhibit 4.5 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
10.55		Ten Year Series Supplemental Indenture relating to the 1998 Ten Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.6 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

10.56	Form of Series B Ten Year Notes. Exhibit 4.7 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.
10.57	Fourth Supplemental Indenture relating to the 1998 Senior Notes, dated as of July 30, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.26 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.
10.58	Fifth Supplemental Indenture relating to the 1998 Senior Notes, dated as of December 29, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.27 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.
10.59	Seventh Supplemental Indenture relating to the 1998 Senior Notes and the 8-7/8% Senior Notes due 2008, dated as of June 29, 2001, among Allied NA, certain guarantors signatory thereto and U.S. Bank Trust National Association, as Trustee. Exhibit 4.21 to Allied’s Registration Statement on Form S-4 (no. 333-61744) is incorporated herein by reference.
10.60	Restated Indenture relating to debt issued by Browning-Ferris Industries, Inc., dated September 1, 1991, among BFI and First City, Texas-Houston, National Association, as Trustee Exhibit 4.22 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.
10.61	First Supplemental Indenture relating to the debt issued by Browning-Ferris Industries, Inc., dated July 30, 1999, among Allied, Allied NA, Browning-Ferris Industries, Inc. and Chase Bank of Texas, National Association, as Trustee, Exhibit 4.23 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.
10.62	Collateral Trust Agreement, dated July 30, 1999, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee, is incorporated herein by reference.
10.63	Amendment to the Collateral Trust Agreement, dated January 25, 2001, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee, Exhibit 4.5 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.
10.64	Shared Collateral Pledge Agreement, dated July 30, 1999, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee, is incorporated herein by reference.
10.65	Amendment to the Shared Collateral Pledge Agreement, dated January 25, 2001, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee. Exhibit 4.7 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.
10.66	Shared Collateral Security Agreement, dated July 30, 1999, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee, is incorporated herein by reference.
10.67	Amendment to the Shared Collateral Security Agreement, dated January 25, 2001, among Allied NA, certain of its subsidiaries, and The Chase Manhattan Bank, as Collateral Trustee. Exhibit 4.9 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.
10.68	Certificate of Designation for Series A Senior Convertible Preferred Stock. Exhibit 4.1 to Allied’s Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.69	Certificate of Designation for Series B Junior Preferred Stock. Exhibit 4.2 to Allied’s Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.
10.70	Subordinated Indenture, dated July 30, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee, regarding the 10% Senior Subordinated Notes due 2009 of Allied NA. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-91539), is incorporated herein by reference.
10.71	First Supplemental Indenture, dated July 30, 1999 among Allied NA, certain subsidiaries of Allied NA and U.S. Bank Trust, National Association, as Trustee, regarding 10% Senior Subordinated Notes due 2009 of Allied NA. Exhibit 4.3 to Allied’s Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.

10.72		Second Supplemental Subordinated Indenture relating to the 10% Senior Subordinated Notes due 2009 of Allied NA, dated December 29, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.2 to Allied’s Registration Statement on Form S-4 (No. 333-91539), is incorporated herein by reference.
10.73		Form of 10% Series B Senior Subordinated Notes due 2009 (included in Exhibit 10.70), is incorporated herein by reference.
10.74		Rights Agreement, dated as of May 25, 2000, between Allied and American Stock Transfer & Trust Company, as Rights Agent. Exhibit 1 to Allied’s Registration Statement on Form 8-A filed May 31, 2000, is incorporated herein by reference.
10.75	*	Ninth Supplemental Indenture relating to the 91/4% Senior Notes due 2012, dated November 15, 2002, among Allied NA, certain guarantors signatory thereto, and U.S. Bank National Association as Trustee.
10.76	*	Registration Rights Agreement, dated as of November 15, 2002, by and among the Company, the Guarantors and the initial purchasers, relating to $300 million aggregate principal amount of 91/4% Senior Notes due 2012.
10.77	*	Registration Rights Agreement, dated as of November 26, 2002, by and among the Company, the Guarantors and the initial purchasers, relating to $75 million aggregate principal amount of 91/4% Senior Notes due 2012.
10.78		Form of 9 1/4% Senior Notes due 2012 (included in Exhibit 10.70).
12.1	*	Ratio of earnings to fixed charges and preferred stock dividends.
14	*	Allied Waste Industries Code of Ethics
21	*	Subsidiaries of the Registrant.
23.1	*	Consent of Pricewaterhouse Coopers’ LLP.
99.1	*	Certification Pursuant to 18 U.S.C§1350 of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer.
99.2	*	Certification Pursuant to 18 U.S.C.§1350 of Thomas W. Ryan, Executive Vice President and Chief Financial Officer.
	*	Filed herewith