Form 10-Q
period 2003-03-31
ALLIED WASTE INDUSTRIES INC
filed 2003-05-09
CIK 848865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

     Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding as of May 6, 2003

Common Stock	209,053,496

ALLIED WASTE INDUSTRIES, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current Assets —
Cash and cash equivalents	$84,742	$180,285
Accounts receivable, net of allowance of $22,061 and $23,692	670,817	687,616
Prepaid and other current assets	114,721	99,765
Deferred income taxes, net	104,421	104,421

Total current assets	974,701	1,072,087
Property and equipment, net	4,030,269	4,081,372
Goodwill, net	8,529,834	8,530,463
Other assets, net	240,990	245,000

Total assets	$13,775,794	$13,928,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$230,203	$163,526
Accounts payable	395,268	431,222
Current portion of accrued capping, closure, post-closure and environmental costs	97,734	95,249
Accrued interest	210,656	182,039
Other accrued liabilities	344,629	349,536
Unearned revenue	232,151	228,221

Total current liabilities	1,510,641	1,449,793
Long-term debt, less current portion	8,494,095	8,718,642
Deferred income taxes	549,402	509,910
Accrued capping, closure, post-closure and environmental costs, less current portion	767,326	864,674
Other long-term obligations	446,099	449,901
Commitments and contingencies
Series A senior convertible preferred stock, 1,000 shares authorized, issued and outstanding, liquidation preference of $1,267 and $1,247 per share	1,266,889	1,246,904
Stockholders’ Equity —
Common stock; $0.01 par value; 525,000 authorized shares; 196,237 and 196,215 shares issued and outstanding	1,962	1,962
Additional paid-in capital	971,224	989,647
Accumulated other comprehensive loss	(122,694)	(131,206)
Retained deficit	(109,150)	(171,305)

Total stockholders’ equity	741,342	689,098

Total liabilities and stockholders’ equity	$13,775,794	$13,928,922

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,

	2003	2002

Revenues	$1,308,859	$1,315,675
Cost of operations	804,872	789,410
Selling, general and administrative expenses	122,010	122,124
Depreciation and amortization	131,603	119,658

Operating income	250,374	284,483
Interest expense and other	193,133	197,222

Income before income taxes	57,241	87,261
Income tax expense	23,845	35,521
Minority interest	467	622

Net income before cumulative effect of change in accounting principle, net of tax	32,929	51,118
Cumulative effect of change in accounting principle, net of tax	29,226	—

Net income	62,155	51,118
Dividends on preferred stock	19,988	18,740

Net income available to common shareholders	$42,167	$32,378

Basic EPS:
Income available to common shareholders, before cumulative effect of change in accounting principle, net of tax	$0.07	$0.17
Cumulative effect of change in accounting principle, net of tax	0.15	—

Net income available to common shareholders	$0.22	$0.17

Weighted average common shares	190,207	189,980

Diluted EPS:
Income available to common shareholders, before cumulative effect of change in accounting principle, net of tax	$0.07	$0.17
Cumulative effect of change in accounting principle, net of tax	0.15	—

Net income available to common shareholders	$0.22	$0.17

Weighted average common and common equivalent shares	193,533	194,145

Pro forma amounts, assuming the change in accounting principle is applied retroactively:
Net income available to common shareholders		$29,911

Basic net income per share		$0.16

Diluted net income per share		$0.15

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, unaudited)

	Three Months Ended March 31,

	2003	2002

Operating activities —
Net income	$62,155	$51,118
Adjustments to reconcile net income to cash provided by operating activities— Provisions for:
Depreciation and amortization	131,603	119,658
Doubtful accounts	5,580	6,213
Accretion of debt and amortization of debt issuance costs	9,531	11,001
Deferred income tax	16,012	28,423
Gain on sale of fixed assets	(420)	(1,801)
Non-cash reduction in acquisition related accruals	(6,800)	—
Non-cash gain on de-designated interest rate swap contracts	(9,883)	(16,730)
Amortization of accumulated other comprehensive income for de-designated interest rate swap contracts	6,863	8,850
Write-off of deferred debt issuance costs	1,692	—
Cumulative effect of change in accounting principle, net of tax	(29,226)	—
Change in operating assets and liabilities, excluding the effects of purchase acquisitions— Accounts receivable, prepaid and other assets	(6,124)	58,254
Accounts payable, accrued liabilities, unearned revenue, stock option tax benefits and other	(17,590)	54,333
Capping, closure and post-closure provision and accretion	11,066	17,184
Capping, closure, post-closure and environmental expenditures	(11,348)	(12,179)

Cash provided by operating activities	163,111	324,324

Investing activities — Cost of acquisitions, net of proceeds from divestitures	(14,524)	(13,641)
Proceeds from sale of fixed assets	3,099	6,722
Capital expenditures, excluding acquisitions	(80,195)	(249,628)
Capitalized interest	(3,442)	(6,609)
Change in deferred acquisition costs, notes receivable and other	(3,757)	(26,636)

Cash used for investing activities	(98,819)	(289,792)

Financing activities — Net proceeds from sale of common stock and exercise of stock options	286	1,189
Change in disbursement account	1,166	(60,596)
Proceeds from long-term debt, net of issuance costs	506,820	327,881
Repayments of long-term debt	(668,107)	(371,922)

Cash used for financing activities	(159,835)	(103,448)

Decrease in cash and cash equivalents	(95,543)	(68,916)
Cash and cash equivalents, beginning of period	180,285	158,841

Cash and cash equivalents, end of period	$84,742	$89,925

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Consolidated Financial Statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The December 31, 2002 balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Consolidated Balance Sheet as of December 31, 2002 and the unaudited interim Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We believe that the presentations and disclosures herein are adequate when read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2002. The Consolidated Financial Statements as of March 31, 2003, and for the three months ended March 31, 2003 and 2002 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

Operating results for interim periods are not necessarily indicative of the results for full years. These Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2002 and the related notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2002.

For the description of our significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 2002 in our Annual Report on Form 10-K.

During the first quarter of 2003, we adopted certain changes in accounting principles that impact the comparability of the financial information presented herein. See Recently adopted accounting pronouncements below.

Statements of cash flows —

The supplemental cash flow disclosures and non-cash transactions for the three months ended March 31 are as follows (in thousands):

	2003	2002

Supplemental Disclosures -
Interest paid (net of amounts capitalized)	$156,586	$159,821
Income taxes paid, net of refunds	1,173	2,496
Non-Cash Transactions -
Liabilities incurred or assumed in acquisitions	$2,205	$2,261
Dividends on preferred stock	19,988	18,740

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of estimates -—

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from the estimates.

Interest expense capitalized —

During the three months ended March 31, 2003 and 2002, we incurred gross interest expense (including payments under interest rate swap contracts) of $189.2 million and $201.8 million, of which $3.4 million $6.6 million was capitalized.

Stock-based compensation plans —

We account for our stock-based compensation plans under Accounting Principles Board Opinion 25, (APB 25) Accounting for Stock Issued to Employees and the related interpretations, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. SFAS 123, Accounting for Stock-based Compensation (SFAS 123), as amended by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148), requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted.

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option-pricing model, the resulting pro forma net income available to common shareholders, and pro forma net income available to common shareholders per share would be as follows (in thousands, except per share data):

		For the Three Months Ended

		March 31,	March 31,
		2003	2002

Net income available to common shareholders, as reported		$42,167	$32,378
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax		2,442	1,421

Net income available to common shareholders, pro forma		$39,725	$30,957

Basic earnings per share:	As reported	$0.22	$0.17
	Pro forma	$0.21	$0.16

Diluted earnings per share:	As reported	$0.22	$0.17
	Pro forma	$0.21	$0.16

We have recorded no compensation expense for stock options granted to employees during the three months ended March 31, 2003 or 2002.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the SFAS 123, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Periods Ended

	March 31,	March 31,
	2003	2002

Risk free interest rate	2.1% to 6.9%	2.2% to 6.9%
Expected life	4 to 6 years	4 to 6 years
Dividend rate	0%	0%
Expected volatility	52% to 69%	52% to 69%

Recently adopted accounting pronouncements —

The Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations (SFAS 143) in June 2001, which outlines standards for accounting for obligations associated with the retirement of long-lived tangible assets. The standard is effective January 1, 2003 and impacts the accounting for landfill retirement obligations, which we have historically referred to as closure and post-closure. The adoption of the standard had no impact on our cash requirements. See Note 7 for additional discussion.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44 and 64, amendment of FASB Statement 13, and Technical Corrections (SFAS 145), which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary, therefore, certain debt extinguishment gains and losses will no longer be classified as extraordinary. We adopted SFAS 145 effective January 1, 2003. Under SFAS 145, gains and losses on future debt extinguishments, if any, will generally be recorded in interest expense and other. Extraordinary losses of $10.1 million and $17.0 million as previously reported, net of tax for the years ended December 31, 2002 and 2001, respectively, will be reclassified on a pre-tax basis to interest expense and other to conform to the requirements under SFAS 145. In first quarter 2003, the adoption of SFAS 145 did not have a material impact on our consolidated financial statements. We expect that during second quarter 2003, we will record approximately $45 million, pretax to interest expense and other for the write-off of deferred debt issuance cost in connection with the completion of our financing plan. These amounts would have been recorded as extraordinary loss prior to the adoption of SFAS 145.

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which prescribes the financial accounting and reporting for costs associated with exit or disposal activities such as: contract terminations, consolidation of facilities and termination benefits to involuntarily terminated employees. SFAS 146 excludes from its scope exit and disposal activities that are in connection with a business combination and those activities to which SFAS 143 and 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144) are applicable. Under SFAS 146, certain costs associated with exit and disposal activities are to be recognized as liabilities at the time they meet the definition of a liability (as defined in FASB Concepts Statement 6) as opposed to at the time to which a plan is committed. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. We adopted SFAS 146 on January 1, 2003. At the time of adoption, SFAS 146 had no impact on our consolidated financial statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2002, the FASB issued FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 expands on the accounting guidance of Statements 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation 34, which is being superceded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. We adopted the disclosure requirements of FIN 45 as of December 31, 2002. Effective January 1, 2003, we adopted the recognition requirements of FIN 45 for any guarantees entered in or modified subsequent to January 1, 2003. At the time of adoption, FIN 45 had no impact on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entities (FIN 46), which requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries. We have no unconsolidated subsidiaries; therefore, FIN 46 had no impact on our consolidated financial statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Property and Equipment

The following tables show the activity and balances related to property and equipment from December 31, 2002 through March 31, 2003 (in millions):

	Property and Equipment

	Balance at			Acquisitions,	Transfers		Balance at
	Dec. 31,	Capital	Sales and	Net of	and		March 31,
	2002	Additions	Retirements	Divestitures	Other		2003

Land and improvements	$444.2	$1.1	$(0.5)	$(0.7)	$(3.1)		$441.0
Land held for permitting as landfills	114.6	1.2	—	—	0.3		116.1
Landfills	2,533.8	30.7	—	23.0	422.9	(A)	3,010.4
Buildings and improvements	456.2	2.0	(0.8)	—	(0.8)		456.6
Vehicles and equipment	1,733.5	34.7	(11.8)	(1.1)	(0.1)		1,755.2
Containers and compactors	783.6	10.0	(2.9)	(3.0)	—		787.7
Furniture and office equipment	44.1	0.5	(0.6)	—	—		44.0

Total	$6,110.0	$80.2	$(16.6)	$18.2	$419.2		$6,611.0

	Accumulated Depreciation and Amortization

	Balance at	Depreciation		Acquisitions,	Transfers		Balance at
	Dec. 31,	and Amortization	Sales and	Net of	and		March 31,
	2002	Expense	Retirements	Divestitures	Other		2003

Land and improvements	$(17.8)	$(1.2)	$0.1	$0.1	$—		$(18.8)
Landfills	(659.5)	(51.5)	—	(2.1)	(435.4	)(A)	(1,148.5)
Buildings and improvements	(90.2)	(5.6)	0.3	0.1	0.1		(95.3)
Vehicles and equipment	(837.3)	(49.0)	10.5	1.1	(0.9)		(875.6)
Containers and compactors	(396.4)	(22.2)	2.5	1.8	—		(414.3)
Furniture and office equipment	(27.4)	(1.4)	0.6	—	—		(28.2)

Total	$(2,028.6)	$(130.9)	$14.0	$1.0	$(436.2)		$(2,580.7)

Property and equipment, net	$4,081.4	$(50.7)	$(2.6)	$19.2	$(17.0)		$4,030.3

(A)  Relates primarily to the impact of adoption of SFAS 143 recorded as a cumulative effect of change in accounting principle which was an increase to the gross landfill asset and accumulated amortization for landfills of $410.2 million and $435.3 million, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Goodwill and Intangible Assets

In accordance with SFAS 142 we do not amortize goodwill. Instead we perform an annual assessment of goodwill impairment by applying a fair value based test to each of our reporting units, which we define as our four geographic operating segments. We completed our annual assessment of goodwill as of December 31, 2002 and no impairment was recorded. We may conduct an impairment test of goodwill more frequently than annually under certain conditions. For example, a significant adverse change in liquidity or the business environment, unanticipated competition, a significant adverse action by a regulator or a disposal of a significant portion of an operating segment could prompt an impairment test between annual assessments.

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

Our geographic operating segment level is an aggregate of several vertically integrated businesses with similar operational characteristics. A divestiture of any individual asset below the geographic operating segment level could result in a loss. At the time of a divestiture of an individual business within a geographic operating segment, goodwill is allocated to that business and a gain or loss on disposal is derived. Subsequently, the remaining goodwill in the geographic operating segment that the assets were divested from would be re-evaluated for realizability, which could result in an additional loss being recognized.

In the past, we have incurred non-cash losses on sales of assets when we believed that re-deployment of the proceeds from the sale of such assets could improve operations and was economically beneficial. If such decisions are made in the future, we could incur additional non-cash losses on asset sales.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the activity and balances related to goodwill for the three months ended December 31, 2002 through March 31, 2003 (in millions):

	Balance as of December 31, 2002	Acquisitions	Divestitures	Adjustments (1)	Balance as of March 31, 2003

Western Area	$1,420.8	$—	$—	$—	$1,420.8
Central Area	1,904.8	—	(1.6)	(0.3)	1,902.9
Eastern Area	2,453.7	—	(0.2)	—	2,453.5
Southern Area	2,751.2	—	—	1.4	2,752.6

Total	$8,530.5	$—	$(1.8)	$1.1	$8,529.8

(1)	Amounts primarily relate to purchase accounting adjustments during the allocation period.

In addition, we have other amortizable intangible assets that consist primarily of the following at March 31, 2003 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Non-compete agreements	$15,447	$(9,294)	$6,153
Other	2,454	(526)	1,928

Total	$17,901	$(9,820)	$8,081

Amortization expense for the three months ended March 31, 2003 was $0.7 million. Based upon the amortizable assets recorded in the balance sheet at March 31, 2003, amortization expense for each of the next five years is estimated to be declining from $2.2 million to $0.6 million.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-term Debt

Long-term debt at March 31, 2003 and December 31, 2002 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, the effect of interest rate swap contracts, amortization of deferred debt issuance cost and the amortization or accretion of discounts or premiums. (Amounts in thousands, except percentages.)

	March 31,	December 31,
	2003	2002

Revolving credit facility, weighted average rate of 6.07%	$—	$—
Tranche A term loan facility, effective rate of 8.68% and 9.09%, respectively	842,520	899,061
Tranche B term loan facility, effective rate of 9.26% and 8.38%, respectively	628,746	670,941
Tranche C term loan facility, effective rate of 8.95% and 9.46%, respectively	754,495	805,129
Receivables secured loan, effective rate of 2.6%	149,371	—
Senior subordinated notes, interest at 10.00%, effective rate of 10.18%, including unamortized premium of $5,366 and $5,578, respectively	2,005,366	2,005,578
Senior notes, interest at 7.88%, effective rate of 8.14%, net of unamortized discount of $1,021 and $1,056, respectively	873,979	873,944
Senior notes, interest at 7.63%, effective rate of 7.99%	600,000	600,000
Senior notes, interest at 7.38%, effective rate of 7.90%, net of unamortized discount of $58 and $77, respectively	224,942	224,923
Senior notes, interest at 8.88%, effective rate of 9.15%	600,000	600,000
Senior notes, interest at 8.50%, effective rate of 8.78%	750,000	750,000
Senior notes, interest at 9.25%, effective rate of 9.33%, including unamortized premium of $2,334 and $2,396, respectively	377,334	377,396
Debentures, interest at 7.40%, effective rate of 10.13%, net of unamortized discount of $74,118 and $74,688, respectively	285,883	285,312
Senior notes, interest at 6.10%, effective rate of 8.35%, net of unamortized discount of $163	—	156,526
Senior notes, interest at 6.38%, effective rate of 9.23%, net of unamortized discount of $15,186 and $15,977, respectively	146,014	145,223
Debentures, interest at 9.25%, effective rate of 9.88%, net of unamortized discount of $4,051 and $4,107, respectively	95,449	95,393
Senior notes, interest at 7.88%, effective rate of 8.94%, net of unamortized discount of $1,220 and $1,376, respectively	68,280	68,125
Solid waste revenue bond obligations, weighted average interest rate of 4.93% and 5.05%, weighted average effective rate of 6.02% and 6.18%, respectively, net of unamortized discount of $4,087 and $4,167, respectively, and principal payable through 2031	306,368	307,268
Notes payable to banks, finance companies, individuals and others, and obligations under capital leases, interest rates of .69% to 16.84%	15,551	17,349

	8,724,298	8,882,168
Less: Current portion	230,203	163,526

	$8,494,095	$8,718,642

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2003 we had approximately $508.3 million available under our $1.291 billion Revolving Credit Facility, which was part of our 1999 Credit Facility. As discussed below, we refinanced the 1999 Credit Facility in April 2003. The Revolving Credit Facility under our 1999 Credit Facility was also used to support the issuance of letters of credit. At March 31, 2003, we had approximately $783.0 million of letters of credit outstanding. During the quarter, we repaid approximately $149.4 million on the 1999 Credit Facility prior to maturity with proceeds from the receivables secured loan discussed below. In connection with this repayment, we recorded a charge to interest expense and other of approximately $1.7 million related to the write-off of deferred debt issuance costs.

Our 2002 Senior Notes, 2001 Senior Notes, 1999 Credit Facility, 1998 Senior Notes and $850 million of senior notes assumed from BFI are secured by substantially all of BFI and certain other Allied subsidiaries and a security interest in the assets of BFI, its domestic subsidiaries and certain other Allied subsidiaries. As of March 31, 2003, the book value of the assets of the subsidiaries that serve as collateral was approximately $8.8 billion, which represents approximately 64% of our consolidated total assets.

At March 31, 2003, we were in compliance with all financial covenants under our 1999 Credit Facility. At March 31, 2003, Total Debt/EBITDA(1) ratio, as defined by the 1999 Credit Facility, was 4.97:1 and our EBITDA(1)/Interest ratio was 2.20:1. We are not subject to any minimum net worth covenants.

(1)  EBITDA is a non-GAAP financial measure, calculated in accordance with the definition in our credit facility agreement and is different than the EBITDA we use as a measure of financial performance. In this context, EBITDA is used solely for debt covenant calculations under the credit facility and to provide information on the extent to which we are in compliance with debt covenants.

Receivables secured loan —

In March 2003, we entered into an accounts receivable securitization program with a financial institution. The securitization program allows us to borrow up to $175 million on a revolving basis under a loan agreement secured by receivables. The borrowings are secured by accounts receivable that are owned by a wholly-owned and fully consolidated subsidiary. Under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement 125, the securitization program is accounted for as secured borrowing with a pledge of collateral. The receivables and debt obligation remain on our consolidated balance sheet. At March 31, 2003, we had outstanding borrowings under this program of $149 million. Borrowings during the quarter were used to pay down tranches A, B and C term loans on a pro-rata basis. The borrowings under this program bear interest at the financial institution’s commercial paper rate plus an applicable spread and interest is payable monthly. There is also a fee on the undrawn portion of the $175 million available for borrowing. The loan agreement has a one year term with a three year liquidity facility, however, we intend to extend the agreement annually at the end of the one year term. If we are unable to renew annually, we have the ability to refinance these borrowings through the Revolving Credit Facility of the 1999 Credit Facility (subsequently the 2003 revolver). Accordingly, the loan has been classified as long-term.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Completion of financing plan —

On March 27, 2003, we announced a multifaceted financing plan that would enable us to refinance the 1999 Credit Facility. In April 2003, we completed that financing plan. The financing plan included the receivables secured loan discussed above and the issuance of common stock, mandatory convertible preferred stock and senior notes, along with the refinancing of the 1999 Credit Facility, discussed below. The issuance of the common stock, mandatory convertible preferred stock and senior notes were consummated under our shelf registration statement.

Issuance of common stock
 On April 9, 2003, we issued 12,048,193 shares of common stock, par value $0.01, through a public offering for net proceeds of approximately $94 million.

Issuance of mandatory convertible preferred stock
 On April 9, 2003, we issued 6.9 million shares of Series C Mandatory Convertible Preferred Stock, par value of $50 per share, through a public offering for net proceeds of approximately $333 million. The Series C Mandatory Convertible Preferred Stock (Series C Preferred Stock) has a dividend rate of 6.25%. The Series C Preferred Stock is mandatorily convertible on April 1, 2006. On the conversion date, each share of Series C Preferred Stock will automatically convert into shares of common stock based on the following conversion table:

Applicable Market Value
of Common Shares	Conversion Rate

Less than or equal to $8.30	6.0241:1
Between $8.30 and $10.13	6.0241:1 to 4.9358:1
Equal to or greater than $10.13	4.9358:1

The Series C Preferred Stock is convertible into common stock at any time prior to April 1, 2006 at the option of the holder at a conversion rate of 4.9358. Any time prior to April 1, 2006, the Series C Preferred Stock can be required to be converted at our option if the closing price of our common stock is greater than $15.20 for 20 days within a 30-day consecutive period. If the conversion is required by us, we are required to pay the present value of the remaining dividend payments through April 1, 2006.

Issuance of senior notes
 On April 9, 2003, Allied Waste North America, Inc. (Allied NA; a wholly-owned consolidated subsidiary of Allied) issued $450 million of 7.875% Senior Notes due 2013 (2003 Senior Notes) for net proceeds of approximately $440 million. These senior notes have a no call provision until 2008. Interest is payable in April and October of each year beginning October 2003.

The aggregate net proceeds of approximately $867 million from the issuance of the common stock, Series C Preferred Stock and 2003 Senior Notes were used to reduce borrowings under the tranche A, B and C term loans under our 1999 Credit Facility on a pro-rata basis.

Refinancing of 1999 Credit Facility
 At March 31, 2003, we had a senior secured credit facility (the 1999 Credit Facility) that provided a $1.291 billion revolving credit facility, due July 2005 (the Revolving Credit Facility) and $2.226 billion in funded, amortizing senior secured term loans with varying maturity dates through 2007.

On April 29, 2003, we refinanced the 1999 Credit Facility with a $2.9 billion senior secured credit facility (the 2003 Credit Facility) that includes a $1.5 billion revolver due January 2008 (the 2003 Revolver), a $1.2 billion term loan due January 2010 (the 2003 Term Loan), and a $200 million institutional letter of credit facility. In addition, the 2003 Credit Facility allows us to establish an incremental term loan in an amount up to $250 million and an additional institutional letter of credit facility in an amount up to $500 million. Upon the closing of the 2003 Credit Facility, we borrowed approximately $145 million on the 2003 Revolver to refinance the remaining amounts outstanding under the 1999 Credit Facility.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2003 Credit Facility bears interest at (a) an Alternative Base Rate, or (b) Adjusted LIBOR, both terms defined in the 2003 Credit Facility, plus, in either case, an applicable margin based on our leverage ratio. Proceeds from the 2003 Credit Facility may be used for working capital and other general corporate purposes, including acquisitions. Of the $1.5 billion available under the 2003 Revolver, the entire amount may be used to support the issuance of letters of credit.

We are required to make prepayments on the 2003 Credit Facility upon completion of certain transactions as defined in the credit facility (see exhibit 10.1 to this Form 10-Q), including asset sales and issuances of debt securities. Proceeds from these transactions are to be applied pursuant to the 2003 Credit Facility. We are also required to make prepayments on the 2003 Credit Facility for 50% of any excess cash flows from operations, as defined.

Under the 2003 Credit Facility, we are subject to the following financial covenants:

Minimum Interest Coverage:

From the	Through the Quarter	EBITDA(1)/
Quarter Ending	Ending	Interest

March 31, 2003	September 30, 2003	1.90x
December 31, 2003	September 30, 2004	2.00x
December 31, 2004	June 30, 2005	2.15x
September 30, 2005	June 30, 2006	2.25x
September 30, 2006	March 31, 2007	2.50x
June 30, 2007	September 30, 2007	2.75x
December 31, 2007	Thereafter	3.00x

Maximum Leverage:

From the Quarter Ending	Through the Quarter Ending	Total Debt EBITDA(1)

March 31, 2003	September 30, 2003	5.75x
December 31, 2003	September 30, 2004	5.50x
December 31, 2004	September 30, 2005	4.75x
December 31, 2005	September 30, 2006	4.50x
December 31, 2006	September 30, 2007	4.00x
December 31, 2007	Thereafter	3.50x

(1)  EBITDA is a non-GAAP financial measure, calculated in accordance with the definition in our credit facility agreement and is different than the EBITDA we use as a measure of financial performance. In this context, EBITDA is used solely for debt covenant calculations under the credit facility and to provide information on the extent to which we are in compliance with debt covenants.

In addition, the 2003 Credit Facility restricts us from making certain types of payments, including dividend payments on our common and preferred stock. However, we are able to pay cash dividends on the Series C Preferred Stock and pay up to $75 million of cumulative cash dividends on the Series A Preferred Stock even if the leverage ratio is in excess of 4:1 after July 30, 2004.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     Derivative Instruments and Hedging Activities

Our risk management policy requires 75% of our total debt to be fixed, either directly or effectively through interest rate swap contracts. At March 31, 2003, approximately 93% of our debt was fixed, 72% directly, and 21% through interest rate swap contracts, protecting us from cash flow variations arising from changes in short term interest rates. Given our capital structure, we believe it is prudent to minimize interest expense volatility. At March 31, 2003, the notional value of our interest rate swap contracts was $1.85 billion with a weighted average of 15.6 months to maturity. These contracts expire as follows: $200.0 million during 2003, $1.4 billion during 2004, and $250.0 million during 2005.

At March 31, 2003, a liability of $108.5 million was included in the Consolidated Balance Sheet in other long-term obligations reflecting the fair market value of our entire interest rate swap portfolio on that date. The liability will fluctuate with market interest rates but will reduce to zero over the terms of each of our interest rate swap contracts. Approximately $17.0 million of the liability at March 31, 2003 relates to contracts maturing within 12 months. Fair value variations over the life of the interest rate swap contracts arise from changes in forecasted interest rates and the time value of money.

Designated interest rate swap contracts —

Our designated interest rate swap contracts are effective as cash flow hedges of our variable rate debt. The notional amounts, indices, repricing dates, and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged achieving 100% effectiveness. If significant terms do not match we will assess any ineffectiveness and any ineffectiveness is immediately recorded in interest expense in our statement of operations.

Changes in fair value of our interest rate swap contracts are reflected in Accumulated Other Comprehensive Income (AOCI). At March 31, 2003, approximately $56.1 million ($33.9 million, net of tax) is included in AOCI.

Expense or income related to swap settlements are recorded in interest expense for the related variable rate debt over the term of the agreements.

De-designated interest rate swap contracts —

Settlement payments and periodic changes in market values of our de-designated interest rate swap contracts are recorded as a gain or loss on derivative contracts included in interest expense and other in our statement of operations. We recorded $9.9 million and $16.7 million of net gain related to changes in market values and $13.4 million and $14.4 million of settlement costs during the three months ended March 31, 2003 and 2002, respectively.

When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in AOCI at the time of de-designation are isolated and amortized over the remaining original hedged interest payment. For contracts de-designated, the total amount of loss in AOCI at March 31, 2003 was approximately $22.9 million ($14.0 million, net of tax). For the three months ended March 31, 2003, we recorded $6.9 million of amortization expense related to the accumulated losses in AOCI for interest rate swap contracts that were de-designated. We expect to record approximately $20.9 million of amortization expense related to the accumulated losses in AOCI for the de-designated swap contracts in the next twelve months. The amortization expense is recorded in interest expense.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Comprehensive Income (Loss)

The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholders’ equity are shown as follows (in thousands):

	March 31,	December 31,
	2003	2002

Minimum pension liability adjustment, net of taxes of $49,840	$(74,760)	$(74,760)
Interest rate swap contracts designated, unrealized loss, net of taxes of $22,135 and $25,065	(33,928)	(38,322)
Interest rate swap contracts de-designated, unrealized loss, net of taxes of $8,941 and $11,686	(14,006)	(18,124)

Accumulated other comprehensive loss	$(122,694)	$(131,206)

The components of total comprehensive income are shown as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

Net income	$62,155	$51,118
Other comprehensive income:
Designated interest rate swap contracts unrealized gain, net of tax effect of $2,930 and $10,658	4,395	16,326
Reclassification to earnings for interest rate swap contracts, net of tax effect of $2,745 and $3,496	4,118	5,354

Total comprehensive income	$70,668	$72,798

7.     Landfill Accounting

Change in accounting principle —

Effective January 1, 2003, we adopted SFAS 143 which outlines standards for accounting for our landfill retirement obligations that have historically been referred to as closure and post-closure. SFAS 143 does not change the basic accounting principles that the waste industry has historically followed for accounting for these types of obligations. In general, the industry has followed the accounting practice of recognizing a liability on the balance sheet and related expense as waste is disposed at the landfill to match operating costs with revenues. The industry refers to this practice as life cycle accounting. The principle elements of life cycle accounting are still being followed.

The new rules are a refinement to our industry practices and have caused a change in the mechanics of calculating landfill retirement obligations and the classification of where amounts are recorded in the financial statements. Landfill retirement obligations are no longer accrued through a provision to cost of operations, but rather by an increase to landfill assets. Liabilities retained from divested landfills that were historically accounted for in closure and post-closure liabilities were reclassified to other long-term obligations because they were not within the scope of SFAS 143. In addition, in accordance with SFAS 143, we changed the classification of costs related to capping, closure and post-closure obligations to other accounts. The most significant change in classification is that we now record the costs for methane gas collection systems in the landfill development assets.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following are the key changes from our prior accounting practices:

	Prior Practice	Upon Adoption of SFAS 143

Definitions:

Capping	Capping is included in the closure liability.	Capping is identified as its own discrete, separate liability. Capping primarily includes installation of liners, drainage, compacted soil layers and topsoil over areas of a landfill where total airspace has been consumed and waste is no longer being received. Capping activities occur throughout the life of the landfill.

Closure	Closure primarily includes the application of capping materials, the construction of methane gas collection systems and costs incurred after a site stops receiving waste but prior to being certified closed.	Costs for capping activities are no longer considered a cost of closure, but instead are a separately identifiable liability. Costs for methane gas collection system installation are no longer considered a cost of closure, but instead are now considered a development cost of our landfill assets (i.e. capital expenditure).

Post-Closure	Post-closure primarily includes groundwater sampling, gas systems operations and maintenance, leachate disposal and the cost of financial assurance instruments after the landfill has been certified closed.	The cost of financial assurance instruments is no longer accrued as part of the post-closure liability.

Recognition of Liability:

Financial Assurance	The cost of financial assurance instruments that are required to be in place during the post-closure monitoring period are accrued over the life of the landfill as part of the post-closure liability.	The cost of financial assurance instruments is a period expense that is not accrued as part of the post-closure liability. The cost of financial assurance instru-ments is considered in the determination of the credit-adjusted risk free rate.

Methane Gas Collection System Installation	All gas system costs are accrued over the life of landfill as part of the closure liability.	The costs for methane gas collection systems are recorded as a landfill development asset when pur-chased (capital expenditure).

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Prior Practice	Upon Adoption of SFAS 143

Capping	Capping costs are accrued as part of the closure liability over the life of the landfill.	The discounted cash flow associated with each capping event is recorded to the accrued liability (balance sheet) with a corresponding increase to the landfill asset (balance sheet) as tons are consumed for that capping event.

Closure and Post- Closure	The discounted cash flow associated with closure and post-closure is recorded to the accrued liability (balance sheet) with a corresponding charge to the cost of operations (statement of operations) as tons are consumed over the life of the landfill.	The discounted cash flow associated with closure and post-closure is recorded to the accrued liability (balance sheet) with a corresponding increase to the landfill asset (balance sheet) as tons are consumed over the life of the landfill.

Discount Rate	Risk-free rate (7.0%).	Credit-adjusted risk-free rate (9.0%).

Cost Estimates	Costs are estimated for the period of performance. Capping, closure and post-closure activities are predominantly performed by third-parties and a small portion performed by Allied.	Costs are estimated for the period of performance utilizing estimates that a third- party would charge if they were to manage and perform all capping, closure and post-closure activities.

Inflation	Cost is inflated to period of performance (2.5%).	No change.

Statement of Operations Expense:

Liability Accrual	Cost of operations is charged at the same amount accrued to the liability.	The liability is no longer accrued through a charge to cost of operations.

Landfill Asset Amortization	The total cost of landfill development is amortized over the total capacity of the landfill as tons are consumed.	The total cost of the landfill development plus the recorded and future costs for capping, closure and post-closure are amortized as tons are consumed.

Accretion	Liability is accreted at risk-free rate (7.0%) using the effective interest method and accretion expense is recorded in cost of operations.	Liability is accreted at credit-adjusted risk-free rate (9.0%) using the effective interest method and accretion expense is recorded in cost of operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon adoption, SFAS 143 required a cumulative change in accounting for landfill obligations retroactive to the date the landfill operations commenced or the date the asset was acquired. To do this, SFAS 143 required the creation of the related landfill asset, net of accumulated amortization and an adjustment to the capping, closure and post-closure liabilities for cumulative accretion.

At January 1, 2003, we recorded a cumulative effect of a change in accounting principle of a net gain of approximately $29.2 million (net of income tax expense of $19.5 million). In addition, we recorded a decrease in our capping, closure and post-closure liabilities of approximately $100.7 million, an increase in other long-term obligations of approximately $26.9 million, and a decrease in our net landfill assets of approximately $25.1 million.

Following is a summary of the balance sheet changes for landfill assets and capping, closure and post-closure liabilities at January 1, 2003 (in millions):

	Balance at		Balance at
	December 31,		January 1,
	2002	Change	2003

Landfill assets	$2,533.8	$410.2	$2,944.0
Accumulated amortization	(659.5)	(435.3)	(1,094.8)

Net landfill assets	$1,874.3	$(25.1)	$1,849.2

Capping, closure, and post-closure liabilities	$594.8	$(100.7)	$494.1

Landfill accounting —

We have a network of 171 owned or operated active landfills with a net book value of approximately $1.9 billion at March 31, 2003. The landfills have operating lives ranging from 1 to over 150 years based on available capacity using current annual volumes. The average life of our landfills approximates 38 years.

We use a life-cycle accounting method for landfills and the related closure and post-closure liabilities. This method applies the costs associated with acquiring, developing, closing and monitoring the landfills over the associated landfill capacity and associated consumption.

Specifically, we record landfill retirement obligations at fair value as a liability with a corresponding increase to the landfill asset as tons are disposed. The amortizable landfill asset includes (i) landfill development costs incurred, (ii) landfill development costs expected to be incurred over the life of the landfill, (iii) the recorded capping, closure and post-closure liabilities and (iv) the cost estimates for future capping, closure and post-closure costs. We amortize the landfill asset over the total capacity of the landfill as volume is consumed during the life of the landfill with one exception. The exception applies to capping costs for which both the recognition of the liability and the amortization of these costs is based instead on the costs and capacity of the specific capping event.

On an annual basis, we update the development cost estimates (which include the costs to develop the site as well as the individual cell construction costs) and capping, closure and post-closure cost estimates for each landfill. Additionally, future capacity estimates (sometimes referred to as airspace) are updated annually using aerial surveys of each landfill to estimate utilized disposal capacity and remaining disposal capacity. The overall cost and capacity estimates are reviewed and approved by senior operations management annually.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Landfill assets —

We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the remaining costs (including any unamortized amounts recorded) associated with acquiring, permitting and developing the entire landfill plus the total remaining costs for specific capping events, closure and post-closure by the total remaining disposal capacity of that landfill (except for capping costs, which are divided by the total remaining capacity of the specific capping event). The resulting per unit amortization rates are applied to each unit disposed at the landfill and are recorded as expense for that period. We expensed approximately $51.5 million, or an average of $3.04 per ton consumed, related to landfill amortization during the three months ended March 31, 2003. Landfill amortization expense for the three months ended March 31, 2002 would have been $48.3 million or an average of $2.96 per ton consumed if we had been accounting for landfill retirement obligations under SFAS 143 since January 1, 2002. The following is a rollforward of our investment in our landfill assets excluding land held for permitting as landfills (in thousands):

	Net Book
Net Book	Value of		Capping,
Value at	Landfills	Landfill	Closure and			Net Book Value
December 31,	Acquired, net	Development	Post Closure	Landfill		at March 31,
2002	of Divestitures	Costs	costs	Amortization	Other(1)	2003

$1,874,318	20,889	34,141	6,365	(51,521)	(22,217)	$1,861,975

(1)  Includes the cumulative effect of the change in accounting principle upon the adoption of SFAS 143 of $25.1 million and amounts transferred from land or land held for permitting as landfills to landfill, for projects that have met the criteria for probable expansion during 2003.

Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, methane gas collection system installation, engineering and legal fees, and capitalized interest. Estimated total future development costs for our 171 active landfills at December 31, 2002 was approximately $3.7 billion, excluding capitalized interest, and we expect that this amount will be spent over the remaining operating lives of the landfills. We have available disposal capacity of approximately 2.5 billion tons, as of December 31, 2002. We classify this total disposal capacity as either permitted (having received the final permit from the governing authorities) or probable expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is highly probable. Our requirements to classify disposal capacity as probable expansion are as follows:

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon successfully meeting the preceding criteria, the costs associated with developing, constructing, closing and monitoring the total additional future disposal capacity are considered in the life-cycle cost of the landfill and reflected in the calculation of the amortization rate and the rate at which capping, closure and post-closure is accrued. At March 31, 2003, we had 1.9 billion tons of permitted disposal capacity, and at 38 of our landfills, 621.4 million tons of probable expansion disposal capacity.

We, together with our engineering and legal consultants, continually monitor the progress of obtaining local, state and federal approval for each of our expansion permits. If it is determined that the expansion no longer meets our criteria, the disposal capacity is removed from our total available disposal capacity; the costs to develop that disposal capacity and the associated capping, closure and post-closure costs are removed from the landfill amortization base, and rates are adjusted prospectively. In addition, any value assigned to probable expansion capacity is to be written-off to expense during the period in which it is determined that the criteria are no longer met.

Capping, closure and post-closure —

In addition to our portfolio of 171 active landfills, we own or have responsibility for 110 closed landfills no longer accepting waste. As individual areas within each landfill reach capacity, we are required to cap and close the areas in accordance with the landfill site permit. Generally, capping activities include the installation of compacted clay, geosynthetic liners, drainage channels, compacted soil layers and vegetative soil barriers over areas of a landfill where total airspace has been consumed and waste is no longer being received. Capping activities occur throughout the life of the landfill.

Closure costs are those costs incurred after a landfill site stops receiving waste, but prior to being certified as closed. After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which may extend for 30 years. Post-closure requirements generally include maintenance and operational costs of the site and monitoring the methane gas collection systems and groundwater systems, among other post-closure activities. Estimated costs for closure and post-closure as required under Subtitle D regulations are compiled and updated annually for each landfill by local and regional company engineers. Daily maintenance activities, such as leachate disposal, methane gas and groundwater monitoring and maintenance, and mowing and fertilizing capped areas, incurred during the operating life of the landfill are expensed as incurred.

SFAS 143 requires landfill obligations to be recorded at fair value. Quoted market prices in active markets are the best evidence of fair value. Since quoted market prices for landfill retirement obligations are not available to determine fair value, we use discounted cash flows of capping, closure and post-closure cost estimates to approximate fair value. The cost estimates are prepared by our local management and third-party engineers based on the applicable local, state and federal regulations and site specific permit requirements and are intended to approximate fair value.

Capping, closure and post-closure costs are estimated for the period of performance utilizing estimates a third party would charge (including profit margins) to perform those activities in full compliance with Subtitle D. If we perform the capping, closure and post-closure activities internally, the difference between amounts accrued, based upon third party cost estimates (including profit margins) and our actual cost incurred is recognized as a component of cost of operations in the period earned. An estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flows, reliable estimates of market risk premiums may not be obtainable. In our industry, there is no market that exists for selling the responsibility for capping, closure and post-closure independent of selling the entire landfill. Accordingly, we believe that it is not possible to develop a methodology to reliably estimate a market risk premium and have excluded a market risk premium from our determination of expected cash flows for capping, closure and post-closure liability.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We discount our capping, closure and post-closure costs using our credit-adjusted risk-free rate of 9%. The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for our own credit rating. Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted risk-free rate.

Accretion expense is necessary to increase the accrued capping, closure and post-closure accrual balance to its future, or undiscounted, value. To accomplish this, we accrete our capping, closure and post-closure accrual balance using the credit-adjusted risk-free rate of 9% and charge this accretion as an operating expense in that period.

We charged approximately $11.1 million, or an average of $0.65 per ton consumed, related to accretion of the capping, closure and post-closure liabilities during the three months ended March 31, 2003. Accretion expense for the three months ended March 31, 2002 would have been $10.5 million or an average of $0.65 per ton consumed if we would have been accounting for capping, closure and post-closure obligations under SFAS 143 since January 1, 2002. Changes in estimates of costs or disposal capacity are treated on a prospective basis for operating landfills and are recorded immediately for closed landfills.

Environmental costs —

We engage independent environmental consulting firms to assist us in conducting environmental assessments of existing landfills or other properties, and in connection with companies acquired from third parties.

We cannot determine with precision the ultimate amounts for environmental liabilities. We make estimates of our potential liabilities in consultation with our independent environmental engineers and legal counsel. These estimates require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements.

Our ultimate liabilities for environmental matters may differ from the estimates used in our assessment to date. We periodically evaluate the recorded liabilities as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded undiscounted liability for environmental matters as of March 31, 2003 and December 31, 2002 of approximately $357.1 million and $365.1 million, respectively, represents the most probable outcome of these contingent matters. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, proceeds are recorded as an offset to environmental expense in operating income. There were no significant recovery receivables outstanding as of March 31, 2003 or December 31, 2002. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding capping, closure and post-closure could result in approximately $20 million of additional liability.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the activity and balances related to environmental accruals and for capping, closure and post-closure accruals related to open and closed landfills from December 31, 2002 through March 31, 2003 (in thousands):

	Balance at 12/31/02	Charges to Expense	Other Charges(1)	Payments	Balance at 3/31/03

Environmental accruals	$365,114	$—	$(2,437)	$(5,566)	$357,111
Open landfills capping, closure and post-closure accruals	336,834	7,393	(15,453)	(585)	328,189
Closed landfills capping, closure and post-closure accruals	257,975	3,673	(76,691)	(5,197)	179,760

Total	$959,923	$11,066	$(94,581)	$(11,348)	$865,060

(1)	Amounts consist primarily of liabilities related to acquired and divested companies, the cumulative effect of change in accounting principle for the adoption of SFAS 143 and the recognition of amounts accrued for capping, closure and post-closure liability to landfill asset during the period.

8.     Net Income Per Common Share

Net income per common share is calculated by dividing net income, less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share data):

	For the Three Months Ended
	March 31,

	2003	2002

Basic earnings per share computation:
Income before cumulative effect of change in accounting principle, net of tax	$32,929	$51,118
Less: dividends on preferred stock	19,988	18,740

Income available to common shareholders before cumulative effect of change in accounting principle, net of tax	$12,941	$32,378

Weighted average common shares outstanding	190,207	189,980

Basic earnings per share before cumulative effect of change in accounting principle, net of tax	$0.07	$0.17

Diluted earnings per share computation:
Income before cumulative effect of change in accounting principle, net of tax	$32,929	$51,118
Less: dividends on preferred stock	19,988	18,740

Income available to common shareholders before cumulative effect of change in accounting principle, net of tax	$12,941	$32,378

Weighted average common shares outstanding	190,207	189,980
Dilutive effect of stock, stock options, warrants and contingently issuable shares	3,326	4,165

Weighted average common and common equivalent shares outstanding	193,533	194,145

Diluted earnings per share before cumulative effect of change in accounting principle, net of tax	$0.07	$0.17

In calculating earnings per share, we have not assumed conversion of the Preferred Stock into 69,272 and 64,947 common shares and stock options of 17,289 and 10,845 for the three months ended March 31, 2003 and 2002, respectively, since the effects of those conversions would not be dilutive.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Commitments and Contingencies

Litigation —

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and can reasonably be estimated. We expect that matters in process at March 31, 2003, which have not been accrued in the Consolidated Balance Sheets, will not have a material adverse effect on our consolidated liquidity, financial position or results of operations.

Employment agreements —

We have employment agreements with certain of our executive officers for periods up to three years. Under these agreements, if an executive is terminated in some circumstances, we may be obligated to pay the executive an amount equal to the largest annual bonus paid to him for any of the three years preceding the date of termination and to continue making base salary payments through the term of the agreement. Additionally, under certain circumstances, including a change in control, as defined in the employment agreements, we have agreed to pay severance amounts equal to a multiple of defined compensation. If a termination occurs in conjunction with a change in control as defined in the employment agreements, we are obligated to pay an additional amount equal to two times the sum of the employee’s base salary on the date of termination and the bonus paid to the employee for the previous year.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2003, we had the following financial assurance instruments outstanding (in thousands):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total

Insurance Policies	$945,059	$—	$—	$—	$945,059
Surety Bonds	394,204	566,263	—	—	960,467
Trust Deposits	74,281	—	—	—	74,281
Letters of Credit (1)	222,614	68,907	239,951	230,979	762,451

Total	$1,636,158	$635,170	$239,951	$230,979	$2,742,258

(1)	At March 31, 2003, these amounts were issued under the Revolving Credit Facility of our 1999 Credit Facility.

These financial instruments are issued in the normal course of business and are not debt of the company. Since we have no current liability for these financial assurance instruments they are not reflected in the accompanying Consolidated Balance Sheets. The underlying obligations of the financial assurance instruments would be valued and recorded in the Consolidated Balance Sheets if it is probable that we would be unable to perform our obligations under the financial assurance contracts. We do not expect this to occur.

Off-balance sheet arrangements —

We have no off-balance sheet debt or similar obligations, other than financial assurance instruments discussed above which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt.

Guarantees —

We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the Consolidated Financial Statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that may become known in the future but that relate to our activities prior to the divestiture. As of March 31, 2003, we estimate the contingent obligations associated with these indemnifications to be deminimus.

We have entered into agreements to guarantee to property owners the value of certain property that is adjacent to landfills. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees have been accounted for in accordance with SFAS No. 5, Accounting for Contingencies, in the Consolidated Financial Statements. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FIN 45.

Contingencies —

During 2002, we received notification from the IRS disallowing all of a capital loss included in BFI’s July 30, 1999 tax return. If such disallowance is upheld, we estimate it could have a federal and state income tax effect of up to $310 million plus accrued interest through March 31, 2003 of approximately $42 million. We also received a notification from the IRS assessing a penalty of between 20% and 40% of the additional income tax resulting from the disallowance. Because of several meritorious defenses, we believe the successful assertion of penalties is remote.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We continue to believe our position is well supported and we will vigorously contest the disallowance. The resolution of this matter may entail efforts including administrative appeals and litigation, which could extend over several years. An unfavorable result could require future cash expenditures but should have minimal, if any, impact on our consolidated results of operations as the amount of the tax effected disallowance and interest have been fully reserved on our consolidated balance sheet.

10.     Segment Reporting

Our revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. We evaluate performance based on several factors, of which the primary financial measure is EBITDA. EBITDA is a non-GAAP measure equal to operating income plus depreciation and amortization. EBITDA is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. Consistent with our decentralized operating structure, management uses EBITDA to evaluate field operating performance, since it represents operational cash flows and is a profit measure of components that are within the control of the operating units. The accounting policies of the business segments are the same as those described in the Organization and Summary of Significant Accounting Policies.

We manage our operations through four geographic operating segments: Eastern, Southern, Central and Western. Each area is responsible for managing several vertically integrated operations, which are comprised of three regions. The tables below reflect certain geographic information relating to our operations for the three months ended March 31, 2003 and 2002 (in thousands):

	Eastern	Southern	Central	Western	Other (1)	Total

2003:
Revenues	$356,783	$319,634	$329,342	$294,757	$8,343	$1,308,859
EBITDA	93,673	103,444	108,293	100,546	(23,979)	381,977
2002:
Revenues	$367,252	$337,914	$320,583	$283,038	$6,888	$1,315,675
EBITDA	103,118	118,099	117,660	96,877	(31,613)	404,141

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on an area basis.

Reconciliation of reportable segment primary financial measure to net income before income taxes (in thousands):

	Three months ended March 31,

	2003	2002

Total EBITDA for reportable segments	$381,977	$404,141
Depreciation and amortization	131,603	119,658
Interest expense and other	193,133	197,222

Income before income taxes	$57,241	$87,261

Amounts and percentages of our total revenue attributable to services provided (in thousands, except percentages):

	Three Months Ended March 31,

	2003		2002

Collection	$1,001,435	62.5%	$1,018,716	64.0%
Disposal(1)	502,867	31.4	481,147	30.3
Recycling	58,908	3.7	48,611	3.1
Other	38,490	2.4	41,655	2.6

	1,601,700	100.0%	1,590,129	100.0%

Intercompany	(292,841)		(274,454)

Reported
Revenues	$1,308,859		$1,315,675

(1)	Revenues from landfills and transfer stations are included in disposal.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     Condensed Consolidating Financial Statements of Allied Waste Industries, Inc.

The 1998 Senior Notes, 1999 Notes, 2001 Senior Notes and 2002 Senior Notes issued by Allied NA (our wholly-owned subsidiary) and certain debt of BFI (all of which are no longer registered under the Securities Exchange Act of 1934) are guaranteed by us. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are Consolidating Balance Sheets as of March 31, 2003 and December 31, 2002 and the related Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2003 and March 31, 2002 of Allied Waste Industries, Inc. (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors):

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET
(in millions)

	March 31, 2003

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current Assets —
Cash and cash equivalents	$0.1	$3.8	$78.8	$2.1	$—	$84.8
Accounts receivable, net	—	—	600.6	70.2	—	670.8
Prepaid and other current assets	—	—	(121.1)	235.8	—	114.7
Deferred income taxes, net	—	—	98.5	5.9	—	104.4

Total current assets	0.1	3.8	656.8	314.0	—	974.7
Property and equipment, net	—	—	4,010.2	20.1	—	4,030.3
Goodwill, net	—	—	8,457.4	72.4	—	8,529.8
Investment in subsidiaries	3,722.3	12,873.0	—	—	(16,595.3)	—
Other assets, net	—	138.3	86.8	107.3	(91.4)	241.0

Total assets	$3,722.4	$13,015.1	$13,211.2	$513.8	$(16,686.7)	$13,775.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long- term debt	$—	$—	$230.2	$—	$—	$230.2
Accounts payable	—	0.1	390.6	4.6	—	395.3
Current portion of accrued capping, closure, post-closure and environmental costs	—	—	97.7	—	—	97.7
Accrued interest	—	197.6	13.1	—	—	210.7
Other accrued liabilities	35.3	—	163.9	145.4	—	344.6
Unearned revenue	—	—	229.6	2.6	—	232.2

Total current liabilities	35.3	197.7	1,125.1	152.6	—	1,510.7
Long-term debt, less current portion	—	7,657.4	687.3	149.4	—	8,494.1
Deferred income taxes	—	—	559.3	(9.9)	—	549.4
Accrued capping, closure, post-closure and environmental costs, less current portion	—	—	764.7	2.6	—	767.3
Due to/(from) parent	1,663.4	1,354.8	(2,956.2)	(62.0)	—	—
Other long-term obligations	15.5	108.5	364.2	49.3	(91.4)	446.1
Commitments and contingencies
Series A senior convertible preferred stock	1,266.9	—	—	—	—	1,266.9
Stockholders’ equity	741.3	3,696.7	12,666.8	231.8	(16,595.3)	741.3

Total liabilities and stockholders’ equity	$3,722.4	$13,015.1	$13,211.2	$513.8	$(16,686.7)	$13,775.8

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET
(in millions)

	December 31, 2002

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current Assets —
Cash and cash equivalents	$0.1	$5.4	$173.2	$1.6	$—	$180.3
Accounts receivable, net	—	—	675.4	12.2	—	687.6
Prepaid and other current assets	—	—	62.3	37.5	—	99.8
Deferred income taxes, net	—	—	100.2	4.2	—	104.4

Total current assets	0.1	5.4	1,011.1	55.5	—	1,072.1
Property and equipment, net	—	—	4,061.2	20.2	—	4,081.4
Goodwill, net	—	—	8,458.0	72.4	—	8,530.4
Investment in subsidiaries	3,510.7	12,527.3	—	—	(16,038.0)	—
Other assets, net	—	146.7	83.0	113.7	(98.4)	245.0

Total assets	$3,510.8	$12,679.4	$13,613.3	$261.8	$(16,136.4)	$13,928.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long- term debt	$—	$—	$163.5	$—	$—	$163.5
Accounts payable	—	0.8	425.8	4.6	—	431.2
Current portion of accrued capping, closure, post-closure and environmental costs	—	—	95.3	—	—	95.3
Accrued interest	—	157.2	24.8	—	—	182.0
Other accrued liabilities	50.4	—	159.8	139.3	—	349.5
Unearned revenue	—	—	225.9	2.4	—	228.3

Total current liabilities	50.4	158.0	1,095.1	146.3	—	1,449.8
Long-term debt, less current portion	—	7,807.0	911.6	—	—	8,718.6
Deferred income taxes	—	—	519.8	(9.9)	—	509.9
Accrued capping, closure, post- closure and environmental costs	—	—	862.1	2.6	—	864.7
Due to/(from) parent	1,509.2	1,103.5	(2,554.7)	(58.0)	—	—
Other long-term obligations	15.2	125.8	407.3	—	(98.4)	449.9
Commitments and contingencies
Series A senior convertible preferred stock	1,246.9	—	—	—	—	1,246.9
Stockholders’ equity	689.1	3,485.1	12,372.1	180.8	(16,038.0)	689.1

Total liabilities and stockholders’ equity	$3,510.8	$12,679.4	$13,613.3	$261.8	$(16,136.4)	$13,928.9

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Three Months Ended March 31, 2003

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,267.3	$41.6	$—	$1,308.9
Cost of operations	—	—	768.1	36.8	—	804.9
Selling, general and administrative expenses	3.1	0.1	117.2	1.6	—	122.0
Depreciation and amortization	—	—	130.6	1.0	—	131.6

Operating (loss) income	(3.1)	(0.1)	251.4	2.2	—	250.4
Equity in earnings of subsidiaries	(55.3)	(156.3)	—	—	211.6	—
Interest expense (income) and other	0.3	173.1	21.7	(2.0)	—	193.1
Intercompany interest expense (income)	(14.0)	(4.7)	19.9	(1.2)	—	—
Management fees	(1.3)	—	1.0	0.3	—	—

Income (loss) before income taxes	67.2	(12.2)	208.8	5.1	(211.6)	57.3
Income tax expense (benefit)	5.0	(67.4)	84.3	2.0	—	23.9
Minority interest	—	—	0.4	—	—	0.4

Net income before cumulative effect of change in accounting principle, net of tax	62.2	55.2	124.1	3.1	(211.6)	33.0
Cumulative effect of change in accounting principle, net of tax	—	—	29.2	—	—	29.2

Net income	62.2	55.2	153.3	3.1	(211.6)	62.2
Dividends on preferred stock	20.0	—	—	—	—	20.0

Net income available to common shareholders	$42.2	$55.2	$153.3	$3.1	$(211.6)	$42.2

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Three Months Ended March 31, 2002

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,250.8	$64.9	$—	$1,315.7
Cost of operations	—	—	752.1	37.3	—	789.4
Selling, general and administrative expenses	4.5	0.1	115.5	2.0	—	122.1
Depreciation and amortization	—	—	111.8	7.9	—	119.7

Operating (loss) income	(4.5)	(0.1)	271.4	17.7	—	284.5
Equity in earnings of subsidiaries	(41.7)	(139.6)	—	—	181.3	—
Interest expense and other	0.5	171.9	24.4	0.4	—	197.2
Intercompany interest expense (income)	(19.7)	(9.5)	28.9	0.3	—	—
Management fees	(1.2)	—	1.0	0.2	—	—

Income (loss) before income taxes	57.6	(22.9)	217.1	16.8	(181.3)	87.3
Income tax expense	6.5	(64.2)	86.6	6.6	—	35.5
Minority interest	—	—	0.7	—	—	0.7

Net income	51.1	41.3	129.8	10.2	(181.3)	51.1
Dividends on preferred stock	18.7	—	—	—	—	18.7

Net income available to common shareholders	$32.4	$41.3	$129.8	$10.2	$(181.3)	$32.4

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31, 2003

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash (used for) provided by operating activities	$(0.3)	$(170.8)	$275.6	$58.6	$—	$163.1
Investing activities —
Cost of acquisitions, net of proceeds from divestitures	—	—	(14.5)	—	—	(14.5)
Capital expenditures, excluding acquisitions	—	—	(77.3)	(2.9)	—	(80.2)
Capitalized interest	—	—	(3.4)	—	—	(3.4)
Proceeds from sale of fixed assets	—	—	3.1	—	—	3.1
Change in deferred acquisitions costs, notes receivable and other	—	—	(3.8)	—	—	(3.8)

Cash used for investing activities	—	—	(95.9)	(2.9)	—	(98.8)

Financing activities —
Net proceeds from exercise of stock options	0.3	—	—	—	—	0.3
Change in disbursement account	—	—	1.2	—	—	1.2
Proceeds from long-term debt, net of issuance costs	—	359.1	147.7	—	—	506.8
Repayments of long-term debt	—	(508.5)	(159.6)	—	—	(668.1)
Intercompany between issuer and subsidiary	—	318.6	(263.4)	(55.2)	—	—

Cash (used for) provided by financing activities	0.3	169.2	(274.1)	(55.2)	—	(159.8)

Increase (decrease) in cash and cash equivalents	—	(1.6)	(94.4)	0.5	—	(95.5)
Cash and cash equivalents, beginning of period	0.1	5.4	173.2	1.6	—	180.3

Cash and cash equivalents, end of period	$0.1	$3.8	$78.8	$2.1	$—	$84.8

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31, 2002

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash (used for) provided by operating activities	$(1.2)	$(22.2)	$266.9	$80.8	$—	$324.3
Investing activities —
Cost of acquisitions, net of proceeds from divestitures	—	—	(13.6)	—	—	(13.6)
Capital expenditures, excluding acquisitions	—	—	(58.5)	(191.1)	—	(249.6)
Capitalized interest	—	—	(6.6)	—	—	(6.6)
Proceeds from sale of fixed assets	—	—	6.0	0.7	—	6.7
Change in deferred acquisitions costs, notes received and other	—	—	(26.7)	—	—	(26.7)

Cash used for investing activities	—	—	(99.4)	(190.4)	—	(289.8)

Financing activities —
Net proceeds from sale of common stock and exercise of stock options	1.2	—	—	—	—	1.2
Change in disbursement account	—	—	(60.6)	—	—	(60.6)
Proceeds from long-term debt, net of issuance costs	—	205.6	(1.2)	123.5	—	327.9
Repayments of long-term debt	—	(365.7)	(3.6)	(2.6)	—	(371.9)
Intercompany and capital funding between issuer and subsidiary	—	177.8	(173.6)	(4.2)	—	—

Cash (used for) provided by financing activities	1.2	17.7	(239.0)	116.7	—	(103.4)

Increase (decrease) in cash and cash equivalents	—	(4.5)	(71.5)	7.1	—	(68.9)
Cash and cash equivalents, beginning of period	0.1	8.9	115.7	34.1	—	158.8

Cash and cash equivalents, end of period	$0.1	$4.4	$44.2	$41.2	$—	$89.9

12. Subsequent Event

On April 28, 2003, we announced our intention to sell certain operations for expected net proceeds of approximately $73 million. These operations are being sold as part of our market development strategy and the proceeds will be used to repay debt. The operations, which represent approximately $125 million in annual revenue, include hauling, transfer and material recovery facilities in New Jersey, hauling operations in South Carolina, Georgia and Colorado and hauling and landfill operations in Oklahoma. A portion of the operations are reported in each of our four geographic operating segments. The completion of the sale transaction is subject to closing conditions, including regulatory approval. We anticipate the transaction will be completed during 2003.

These operations met the criteria under SFAS 144 to be accounted for as held for sale during second quarter 2003. We are currently in the process of determining any adjustment necessary to record the assets held for sale at the lower of carrying value or fair value. The determination of the carrying value includes an allocation of goodwill in accordance with SFAS 142. In addition, we are in the process of determining if the sale of these operations would trigger an impairment of any remaining goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein.

Introduction

Allied Waste Industries Inc. (Allied or we), a Delaware corporation, is the second largest non-hazardous solid waste management company in the United States. We operate as a vertically integrated company providing collection, transfer, disposal and recycling services for approximately 10 million residential, commercial and industrial customers. We serve customers through a network of 340 collection companies, 174 transfer stations, 171 active landfills, and 67 recycling facilities within 39 states.

Our management philosophy utilizes a decentralized operating model, with centralized financial and management controls. We believe that this model allows us to maximize the opportunities in each market that we operate and has largely contributed to our ability to operate the business efficiently, while maintaining proper controls over our operations. We implement this philosophy through a corporate, area, region and district infrastructure.

Our organization is divided into four areas: Eastern, Southern, Central and Western. The areas are further divided into twelve regions. Consistent with the vertical integration business model, each region is organized into several operating districts and each district contains a group of specific site operations. Each of our regions, and substantially all of our districts include collection, transfer, recycling and disposal services, which facilitates efficient and cost effective waste handling and allows the regions and districts to maximize the efficiencies from the internalization of waste.

General

The major components of our business strategy are intended to maximize operating cash flows to enable us to continue to repay debt. These components are: (1) operating vertically integrated non-hazardous solid waste service businesses with a high rate of waste internalization (which is the process of transferring and disposing of waste we collect at our own landfills); (2) managing these businesses locally with a strong operations focus on customer service; (3) maintaining or improving our market position through internal development and incremental acquisitions; and (4) maintaining the financial capacity and administrative systems and controls to support on-going operations and future growth.

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

Revenues by Service Line (in thousands, except percentages):

	Three Months Ended March 31,

	2003		2002

Collection(1)	$1,001,435	62.5%	$1,018,716	64.0%
Disposal(2)	502,867	31.4	481,147	30.3
Recycling	58,908	3.7	48,611	3.1
Other	38,490	2.4	41,655	2.6

	1,601,700	100.0%	1,590,129	100.0%

Intercompany	(292,841)		(274,454)

Reported revenues	$1,308,859		$1,315,675

(1)	For 2003 and 2002, collection revenues consist of 71% revenues from commercial customers and 29% revenues from residential customers.

(2)	Revenues from landfills and transfer stations are included in disposal.

Revenues by Area (in thousands, except percentages) :

	Three Months Ended March 31,

	2003		2002

Eastern	$356,783	27.3%	$367,252	27.9%
Southern	319,634	24.4	337,914	25.7
Central	329,342	25.2	320,583	24.4
Western	294,757	22.5	283,038	21.5
Other(1)	8,343	0.6	6,888	0.5

Total revenues	$1,308,859	100.0%	$1,315,675	100.0%

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization.

Operating Expenses. Cost of operations includes expenses related to labor, repairs and maintenance, equipment and facility rent, fuel, utilities and taxes, environmental compliance and remediation, safety and insurance, and costs of independent haulers transporting our waste to the disposal site. Additionally, cost of operations includes disposal costs which consists of third-party disposal costs, landfill taxes, host community fees, landfill royalty payments, landfill site maintenance, landfill financial assurance costs, fuel and other equipment operating expenses and provision and accretion for capping, closure and post-closure liability. In addition, gains or losses on sale of assets used in our operations are included in cost of operations.

Selling, general and administrative expenses include compensation and overhead for corporate and field general management, accounting and finance, legal, management information systems and clerical and administrative departments, in addition to sales, investor and community relations and provisions for estimated uncollectible accounts receivable.

Depreciation and amortization includes depreciation of fixed assets and amortization costs associated with the acquisition, development, capping, closing and monitoring of landfill assets and intangible assets. Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (3-8 years). Amortization of landfill assets is based upon the consumption of waste.

Critical Accounting Judgments and Estimates

We identified and discussed our critical accounting judgments and estimates in our Annual Report on Form 10-K for the year ended December 31, 2002. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time of the valuations. Actual results may differ significantly from estimates under different assumptions or conditions.

Below is an update of certain judgments and estimates to reflect the change in our landfill accounting policies upon adoption of SFAS 143 on January 1, 2003.

Accounting	Accounting Policy and Process	Residual
Area	Use of Estimates	Accounting Risk

Landfill accounting	On January 1, 2003, we adopted SFAS 143, Accounting for Asset Retirement Obligations (SFAS 143), which outlines standards for accounting for our landfill retirement obligations, which we have historically referred to as closure and post-closure.

Upon adoption, SFAS 143 required a cumulative change in accounting principle for landfill obligations retroactive to the date of the inception of the landfill, including the creation of a related landfill asset, net of accumulated amortization. Liabilities retained from divested landfills that were historically accounted for in closure and post-closure liabilities were reclassified to other long-term obligations because they were not within the scope of SFAS 143. Additionally, methane gas collection systems are no longer included in closure and post-closure cost estimates, but instead are now included in the landfill development asset.

At January 1, 2003, we recorded a cumulative effect of a change in accounting principle gain of approximately $29.2 million, net of tax. In addition, we recorded a decrease in our capping, closure and post-closure liabilities of approximately $100.7 million, an increase in other long-term obligations of approximately $26.9 million, and a decrease in our net landfill assets of approximately $25.1 million.

We own a portfolio of 171 active landfills with estimated remaining lives, based on current waste flows, which range from 1 to over 150 years, and an average remaining life of approximately 38 years. In addition to our portfolio of active landfills, we own or have responsibility for 110 closed landfills that are no longer accepting waste.

We use the life cycle accounting method for landfills and the related capping, closure and post-closure liabilities. In life cycle accounting, all costs to acquire, develop and retire a site are recorded to amortization expense based upon the consumption of airspace. The cost of the assets and liabilities related to landfills is driven by the technical design that is developed by a third party consultant and approved by a regulatory agency. The technical design includes the construction, capping and

Accounting	Accounting Policy and Process	Residual
Area	Use of Estimates	Accounting Risk

closure specifications, the types and quantities of materials required and determination of the landfill capacity. Estimates of future landfill disposal capacity are updated periodically (generally annually) based on third party aerial surveys.

Landfill development asset and related amortization	Site Permit and Technical Design
In order to develop, construct and operate a landfill, we are required to obtain permits from various regulatory agencies at the local, state and federal level. The permitting process requires an initial siting study to determine whether the location is feasible for landfill operations. The studies are typically prepared by third party consultants and reviewed by our environmental management group. The initial studies are submitted to the regulatory agencies for approval
Changes in legislative or regulatory requirements may cause changes in the landfill site permitting process. These changes could make it more difficult or costly to obtain a landfill permit.

Studies performed by third parties could be inaccurate which could result in the revocation of a permit. Conditions could exist that were not identified in the study which make the location not feasible for a landfill and could result in the revocation of a permit.

Technical Landfill Design
Upon receipt of initial regulatory approval, technical landfill designs are prepared. These designs are compiled by third party consultants and reviewed by our environmental management group. The technical designs include the detailed specifications to develop and construct all components of the landfill including the types and quantities of materials that will be required. The technical designs are submitted to the regulatory agencies for approval. Upon approval of the technical design, the regulatory agencies issue permits to develop and operate the landfill
Changes in legislative or regulatory requirements may require changes in the landfill technical design. These changes could make it more difficult or costly to meet new design standards.

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

The density of waste may vary due to variations in operating conditions, including waste compaction practices, site

Accounting	Accounting Policy and Process	Residual
Area	Use of Estimates	Accounting Risk

	in tons based on an average expected density to be achieved over the operating life of the landfill	design, climate and the nature of the waste.
Development Costs
The types of costs that are detailed in the technical design specifications generally include excavation, natural and synthetic liners, leachate collection system construction, installation of methane gas collection systems and monitoring probes, installation of groundwater monitoring wells, construction of leachate management facilities and other costs associated with the development of the site. We review the adequacy of our cost estimates used in the annual update of the above costs by comparing estimated costs with third party bids or contractual arrangements, review changes in year over year cost estimates for reasonableness, and compare our resulting development cost per acre with prior periods. These development costs, together with any costs incurred to acquire, design and permit the landfill, including capitalized interest, are recorded to the landfill asset on the balance sheet as incurred.

Landfill Development Asset Amortization
In order to match the amortization of the landfill asset with the revenue generated by the landfill operations, we amortize the landfill development asset over its operating life on a per-ton basis as waste is accepted at the landfill. At the end of a landfill’s operating life, the landfill asset is fully amortized. The per-ton rate is calculated by dividing the sum of the landfill net book value and estimated future development costs (as described above) of the landfill by the estimated remaining disposal capacity. The costs are not inflated and discounted, but rather expressed in nominal dollars. This rate is applied to each ton accepted at the landfill and recorded as a charge to amortization expense.

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
Actual future costs of construction materials and third party labor could differ from the costs we have estimated because of the impact from general economic conditions on the availability of the required materials and labor. Technical designs could be altered due to unexpected operating conditions, regulatory changes or legislative changes.

Accounting	Accounting Policy and Process	Residual
Area	Use of Estimates	Accounting Risk

Estimate Updates
On an annual basis, we update the estimates of future development costs and remaining disposal capacity for each landfill. These costs and disposal capacity estimates are reviewed and approved by senior operations management annually. Changes in the cost estimates are reflected prospectively in the landfill amortization rates that are updated annually

Rates could change in the future based upon revised cost estimates resulting from changes in circumstances relating to site permit and design criteria or development cost.
Capping, closure and post-closure liabilities	Landfill Capping Design
As individual areas within each landfill reach capacity, we are required to cap and close the areas in accordance with the landfill site permit. These requirements are detailed in the technical design of the landfill siting process described above. Capping activities primarily include installation of liners, drainage, compacted soil layers and topsoil over areas of a landfill where total disposal capacity has been consumed and waste is no longer being received. Capping activities occur throughout the life of the landfill.

Closure and Post-Closure Monitoring
Closure costs are any costs incurred after a site stops receiving waste but prior to being certified as closed. After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which may extend for 30 years. Post-closure requirements generally include maintenance of the site and monitoring the methane gas collection systems and groundwater systems, and other activities that occur after the site has ceased accepting waste. Costs associated with post-closure monitoring generally include groundwater sampling, analysis and statistical reports, third party labor associated with gas systems operations and maintenance, transportation and disposal of leachate and erosion control costs related to the final cap.

Landfill Retirement Obligation Asset Amortization
In order to match the cost of the capping, closure and post-closure requirements with the revenue generated by the landfill operations, we accrue the capping, closure
Changes in legislative or regulatory requirements including changes in capping, closure activities or post-closure monitoring activities, types and quantities of materials used, or term of post-closure care could cause changes in our cost estimates.

Actual timing of disposal capacity utilization could differ from projected timing, causing increases or decreases in the

Accounting	Accounting Policy and Process	Residual
Area	Use of Estimates	Accounting Risk

and post-closure costs to landfill asset on a per ton basis as waste is accepted at the landfill. Capping costs are accrued over the specific capping event and closure and post-closure costs are accrued over the operating life of the landfill. The landfill retirement obligation asset is amortized on the same basis (over remaining capacity of a specific capping event or of the landfill) as the landfill development asset previously discussed above and recorded to amortization expense.

For each landfill, the per-ton rate and related liabilities are calculated as follows:

(1) The total estimated future costs required to cap, close and monitor the landfill as specified by each landfill permit is quantified.

(2) The timing of the estimated future cash outflows is projected based on the anticipated waste flow into the capping projects and the landfill.

(3) The expenditures are inflated at a rate of 2.5% and discounted back to today’s dollars using a credit-adjusted risk-free rate of 9%.

(4) The present value of the remaining capping costs for a specific capping event to be accrued is divided by the estimated remaining disposal capacity of the capping event to calculate the per ton rate. The disposal capacity for the capping rate is determined on the same basis as the landfill amortization rate previously described.

(5) The present value of the remaining closure and post-closure costs for the landfill to be accrued is divided by the estimated remaining disposal capacity of the landfill to calculate the per ton rate. The disposal capacity for the closure and post-closure rate is determined on the same basis as the landfill amortization rate previously described.

(6) This rate is applied to each ton accepted at the landfill and recorded as an increase to landfill asset and the capping, closure and post-closure accrual.

(7) The balance sheet accrual is increased by accreting the balance at the credit-adjusted risk free rate and recorded as a charge to cost of operations.

(8) Actual cash expenditures reduce the accrual as they are incurred.

per ton rates used to accrue capping, closure and post-closure liabilities.

Changes in future inflation rate projections could impact our actual future costs and our total liability.

Changes in our capital structure could result in changes to the credit-adjusted risk-free rate used to discount the liabilities, which could cause changes in our recorded liabilities and costs.
	Estimate Updates On an annual basis, we update the estimate	Rates could change in the

Accounting	Accounting Policy and Process	Residual
Area	Use of Estimates	Accounting Risk

of future capping, closure and post-closure costs and estimates of future disposal capacity for each landfill. Revisions in estimates of our costs are treated prospectively for our operating landfills but are recorded immediately for closed landfills.

future based on the evaluation of new facts and circumstances relating to landfill closure design, post-closure monitoring requirements, or the inflation or discount rate.
Disposal capacity	Probable expansion capacity
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

After successfully meeting these criteria, the disposal capacity that will result from the planned expansion is included in our remaining disposal capacity estimates. Additionally, for purposes of calculating the landfill amortization and capping, closure and post-closure rates, we include the incremental costs to develop, construct, close and monitor the related probable expansion disposal capacity.
We may be unsuccessful in obtaining permits for probable expansion disposal capacity because of the failure to achieve any of the 5 criteria stated below or due to other unknown reasons. If we are unsuccessful in obtaining permits for probable expansion disposal capacity, or the disposal capacity for which we obtain approvals is less than what was estimated, both costs and disposal capacity will change, which will impact the rates we charge for landfill amortization and capping, closure and post-closure accruals.

Results of Operations

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated.

	Three Months Ended March 31,

	2003	2002

Statement of Operations Data:
Revenues	100.0%	100.0%
Cost of operations	61.5	60.0
Selling, general and administrative expenses	9.3	9.3
Depreciation and amortization	10.1	9.1

Operating income	19.1	21.6
Interest expense and other	14.8	15.0

Income before income taxes	4.3	6.6
Income tax expense	1.8	2.7
Minority interest	—	—

Income before cumulative effect of change in accounting principle, net of tax	2.5	3.9
Cumulative effect of change in accounting principle, net of tax	2.2	—

Net income	4.7	3.9
Dividends on preferred stock	1.5	1.4

Net income available to common shareholders	3.2%	2.5%

Three Months Ended March 31, 2003 and 2002

During the first three months of 2003, we experienced a decrease in revenues and earnings primarily attributable to continued pricing and cost pressures, net divestitures, the impact of severe weather conditions and an increase in fuel costs. The weak economy and other competitive conditions have resulted in reductions in our overall average price per unit (tons) of 1.4% and up to 2.3% in certain lines of business. Economic pressures continue to hinder our effort to recover all increases in costs caused by normal inflation. The impact from adverse weather and the increase in fuel costs aggregated to an estimated $10 million loss in pre-tax earnings. In response to the decrease in earnings during the first quarter, we are initiating a pricing program in May 2003 aimed at both the collection and landfill businesses along with a reduction in our field workforce by approximately 500 positions in April 2003.

Revenues. Revenues in the first quarter of 2003 were $1.309 billion compared to $1.316 billion in the first quarter of 2002, a decrease of 0.5% or $6.8 million. Net divested revenues of approximately $13 million contributed to the overall decline in revenues. Core business revenues (excluding commodity) decreased $17 million due to a decline in per unit pricing, partially offset by an increase in volumes of $15 million. We continue to experience the pricing pressures in the roll-off and commercial collection businesses. The residential collection business remained fairly constant quarter over quarter. Landfill revenues increased as a result of a 3.8% increase in volumes. Landfill unit pricing for the first quarter 2003 was consistent with the same period in 2002. Commodity revenues increased by a net $10 million in the first quarter of 2003 compared to the first quarter of 2002. The increase in commodity revenues is a result of a substantial increase in our per unit average price for our primary commodities, old corrugated cardboard and old newspaper, offset by a decline in commodity volumes. The decline in commodity volume is due primarily to the sale or closure of processing facilities in this low margin line of business. Other non-core revenues decreased by approximately $2 million from the same period in the prior year.

Cost of Operations. Cost of operations in the first quarter of 2003 was $804.9 million, compared to $789.4 million in the first quarter of 2002, an increase of 2.0% or $15.5 million. As a percentage of revenue, cost of operations increased from 60.0% in 2002 to 61.5% in 2003. This increase is primarily attributable to an increase in overall operating costs from normal inflation. We are experiencing increases in annual insurance costs and the cost of fuel in excess of normal inflationary increases. Additionally, during first quarter 2003, we experienced an increase in normal operating costs as a result of severe weather conditions. These cost increases were partially offset by a reduction in acquisition related accruals of $3.4 million that we determined were no longer necessary and a favorable variance quarter over quarter of $6 million in capping, closure and post-closure provision from the change in accounting upon the adoption of SFAS 143.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in the first quarter of 2003 were $122.0 million, compared to $122.1 million in the first quarter of 2002, a decrease of 0.1%. As a percentage of revenue, selling, general and administrative expenses was 9.3% in 2002 and 2003. Normal inflationary increases in costs were partially offset by a reduction in acquisition related accruals of $3.4 million that we determined were no longer necessary.

Depreciation and Amortization. Depreciation and amortization in the first quarter of 2003 was $131.6 million, compared to $119.7 million in the first quarter of 2002, an increase of 10.0%. As a percentage of revenues, depreciation and amortization expense increased to 10.1% in 2003 from 9.1% in 2002. The increase is primarily attributable to an increase in landfill amortization as a result of the adoption of SFAS 143, which changed our accounting for landfill liabilities and resulted in an increase in landfill assets to be amortized.

Interest Expense and Other. Interest expense and other was $193.1 million in the first quarter of 2003, compared to $197.2 million in the first quarter of 2002, a decrease of 2.1%. Interest expense and other before the non-cash effect of accounting for de-designated interest rate swap contracts, was $196.2 million and $205.1 million for the three months ended March 31, 2003 and 2002, respectively, representing a decrease of 4.4%. Due to the non-cash nature and unpredictability of the mark to market impact, we evaluate interest expense excluding the effects of de-designation. The 4.4% decrease is attributable primarily to the repayment of debt from our continued de-leveraging strategy. During 2002, we decreased debt by $377 million. At March 31, 2003, the interest rate on approximately 93% of our debt was fixed, 72% directly through a fixed coupon, and 21% through interest rate swap agreements.

Included in interest expense and other, during the three months ended March 31, 2003 and 2002, is $6.9 million and $8.9 million, respectively, of amortization of amounts in accumulated other comprehensive income in stockholders’ equity and a gain of $9.9 million and $16.7 million, respectively, related to the change in market value of the interest rate swap contracts that are not designated as hedges for accounting purposes.

Income Taxes. Income taxes reflect an effective tax rate of 42.0% in the first quarter of 2003 and 41.0% in the first quarter of 2002. The effective income tax rate for 2003 deviates from the federal statutory rate of 35% primarily due to state income taxes.

Cumulative Effect of Change in Accounting Principle, Net of Tax. Upon adoption of SFAS 143, Accounting for Asset Retirement Obligations, a cumulative effect of change in accounting principle was recorded of $29.2 million, net of income tax expense of $19.5 million.

Dividends on Preferred Stock. Dividends on preferred stock were $20.0 million in the first quarter of 2003 and $18.7 million in the first quarter of 2002, which reflects the 6.5% dividend on the liquidation preference of the Series A preferred stock. Dividends were not paid in cash, instead, the liquidation preference of the Series A preferred stock increased by accrued, but unpaid dividends.

Liquidity and Capital Resources

We meet operational liquidity needs with operating cash flow. When non-operating liquidity needs arise, such as, funding our debt maturities and capital expenditure requirements, they are met, if not from remaining operating cash flow, with borrowings under our revolving credit facility. At March 31, 2003, we had $508.3 million available under the Revolving Credit Facility.

During the three months ended March 31, 2003, cash provided by operations of $163.1 million, proceeds from the sale of fixed assets of $3.1 million and $95.5 million of our cash balance at the beginning of the period was used to:

•	fund $80.2 million of capital expenditures,
•	reduce debt by $157.9 million,
•	fund $14.5 million of net acquisitions, and
•	fund $9.1 million of other non-operating net cash outflows.

During the three months ended March 31, 2002, we used cash provided from operations of $324.3 million, proceeds from the sale of fixed assets of $6.7 million and $68.9 million of our cash balance at the beginning of the period to:

•	fund $249.6 million of capital expenditures,
•	reduce debt by $40.5 million,
•	fund $13.6 million of net acquisitions,
•	fund outstanding checks of $60.6 million, and
•	fund $35.6 million of other non-operating net cash outflows.

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

At March 31, 2003, our debt structure consisted primarily of:

•	$2.226 billion outstanding under our 1999 Credit Facility,
•	$375 million of senior notes issued in 2002,
•	$1.35 billion of senior notes issued in 2001,
•	$2.0 billion of senior subordinated notes issued in 1999,
•	$1.7 billion of senior notes issued in 1998,
•	$1.0 billion of debt assumed in connection with the BFI acquisition, and
•	$149 million borrowed under the receivables securitization program.

At March 31, 2003, we had a revolver capacity commitment of $1,291.3 million with no borrowings outstanding and $783.0 million of letters of credit outstanding under our 1999 Credit Facility. We had aggregate availability under the revolving credit facility of approximately $508.3 million for working capital, letters of credit, acquisitions and other general corporate purposes.

Our 1999 Credit Facility and the indentures relating to our senior subordinated notes and our senior notes contain financial covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At March 31, 2003, we were in compliance with all financial covenants under our 1999 Credit Facility. At March 31, 2003, Total Debt/EBITDA(1) ratio, as defined by the 1999 Credit Facility, was 4.97:1 and our EBITDA(1)/Interest ratio was 2.20:1. We are not subject to any minimum net worth covenants.

(1)	EBITDA is a non GAAP financial measure, calculated in accordance with the definition in our credit agreement and is different than the EBITDA we use as a measure of financial performance. EBITDA as discussed here is to provide information on the extent to which we are in compliance with debt covenants.

The following table provides additional maturity detail of our long-term debt obligations at March 31, 2003. See discussion of subsequent financing transactions below. (Amounts in millions.)

Debt	2003	2004	2005	2006	2007	2008	Thereafter	Total

Revolving Credit Facility	$—	$—	$—	$—	$—	$—	$—	$—
Tranche A term loan	—	317.5	525.0	—	—	—		842.5
Tranche B term loan	—	—	—	628.7	—	—	—	628.7
Tranche C term loan	—	—	—	—	754.5	—	—	754.5
Receivables secured loan	—	—		149.4	—	—	—	149.4
7.375% senior notes	—	225.0	—	—	—	—	—	225.0
7.875% BFI senior notes	—	—	69.5	—	—	—	—	69.5
7.625% senior notes	—	—	—	600.0	—	—	—	600.0
8.875% senior notes	—	—	—	—	—	600.0	—	600.0
8.50% senior notes	—	—	—	—	—	750.0		750.0
9.25% senior notes due 2012	—	—	—	—	—	—	375.0	375.0
6.375% BFI senior notes	—	—	—	—	—	161.2	—	161.2
7.875% senior notes due 2009	—	—	—	—	—	—	875.0	875.0
10.00% senior subordinated notes due 2009	—	—	—	—	—	—	2,000.0	2,000.0
9.25% BFI debentures due 2021	—	—	—	—	—	—	99.5	99.5
7.40% BFI debentures due 2035	—	—	—	—	—	—	360.0	360.0
Other debt	5.3	4.7	14.9	5.1	0.8	0.3	294.9	326.0

Total principal due	$5.3	$547.2	$609.4	$1,383.2	$755.3	$1,511.5	$4,004.4	$8,816.3
Discount, net	—	—	(1.2)	—	—	(15.2)	(75.6)	(92.0)

Total long-term debt balance	$5.3	$547.2	$608.2	$1,383.2	$755.3	$1,496.3	$3,928.8	$8,724.3

We have no off-balance sheet debt or similar obligations, other than financial assurance instruments discussed below which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt.

Subsequent financing transactions —

In April 2003, we completed our financing plan that was launched at the end of March which included the issuance of equity and debt and the refinancing of our credit facility (together the Transactions) as follows:

•	issuance of 12,048,193 shares of $.01 par value common stock for net proceeds of approximately $94 million;
•	issuance of 6.9 million shares of 6.25% 3-year Series C Mandatory Convertible Preferred Stock at a par value of $50 per share for net proceeds of approximately $333 million;
•	issuance of $450 million of 7.875% senior notes due 2013 for net proceeds of approximately $440 million;
•	issuance of approximately $150 million of receivables secured loan under an on-balance sheet accounts receivable securitization program; and
•	refinancing of our 1999 Credit Facility consisting of a $1.5 billion revolving credit facility due 2008, with $1.2 billion term loan due 2010 and a $200 million institutional letter of credit. In addition, the 2003 Credit Facility allows us to establish an incremental term loan in an amount up to $250 million and an additional institutional letter of credit facility in an amount up to $500 million.

The above transactions resulted in an increase in available liquidity of approximately $400 million. The proceeds from the transactions were used to repay the 1999 Credit Facility.

The refinancing of the 1999 Credit Facility decreased debt maturities in the next 5 years by over $2 billion and increased available liquidity by approximately $400 million. Pro forma revolver availability at March 31, 2003 to give effect to the transactions was $725 million, consisting of the $1.5 billion revolver and the $200 million institutional letter of credit facility, net of $783 million of letters of credit outstanding and the $192 million draw on the revolver. Following is our pro forma debt maturity schedule as of March 31, 2003 to give effect to the transactions as if they had occurred on March 31, 2003 (amounts in millions):

Debt	2003	2004	2005	2006	2007	2008	Thereafter	Total

Revolving Credit Facility (A)	$—	$—	$—	$—	$—	$191.7	$—	$191.7
Tranche B term loan due 2010	—	—	—	—	—	—	1,200.0	1,200.0
Receivables secured loan	—	—	—	149.4	—	—	—	149.4
7.375% Senior notes	—	225.0	—	—	—	—	—	225.0
7.875% BFI Senior notes	—	—	69.5	—	—	—	—	69.5
7.625% Senior notes	—	—	—	600.0	—	—	—	600.0
8.875% Senior notes	—	—	—	—	—	600.0	—	600.0
8.50% Senior notes	—	—	—	—	—	750.0	—	750.0
6.375% BFI Senior notes	—	—	—	—	—	161.2	—	161.2
7.875% Senior notes due 2009	—	—	—	—	—	—	875.0	875.0
7.875% Senior notes due 2013	—	—	—	—	—	—	450.0	450.0
10.00% Senior sub notes due 2009	—	—	—	—	—	—	2,000.0	2,000.0
9.25% Senior notes due 2012	—	—	—	—	—	—	375.0	375.0
9.25% BFI debentures due 2021	—	—	—	—	—	—	99.5	99.5
7.40% BFI debentures due 2035	—	—	—	—	—	—	360.0	360.0
Other debt	5.3	4.7	14.9	5.1	0.8	0.3	294.9	326.0

Total principal due	$5.3	$229.7	$84.4	$754.5	$0.8	$1,703.2	$5,654.4	$8,432.3
Discount, net								(92.0)

Total debt balance								$8,340.3

(A)	Represents pro forma amount that would have been drawn under the new credit facility to refinance the remaining amounts outstanding under the 1999 Credit Facility. Actual amount drawn on April 29, 2003 was approximately $145 million.

Under the 2003 Credit Facility, we are subject to the following financial covenants:

Minimum Interest Coverage:

From the	Through the	EBITDA(1)/
Quarter Ending	Quarter Ending	Interest

March 31, 2003	September 30, 2003	1.90x
December 31, 2003	September 30, 2004	2.00x
December 31, 2004	June 30, 2005	2.15x
September 30, 2005	June 30, 2006	2.25x
September 30, 2006	March 31, 2007	2.50x
June 30, 2007	September 30, 2007	2.75x
December 31, 2007	Thereafter	3.00x

Maximum Leverage:

From the	Through the	Total Debt/
Quarter Ending	Quarter Ending	EBITDA(1)

March 31, 2003	September 30, 2003	5.75x
December 31, 2003	September 30, 2004	5.50x
December 31, 2004	September 30, 2005	4.75x
December 31, 2005	September 30, 2006	4.50x
December 31, 2006	September 30, 2007	4.00x
December 31, 2007	Thereafter	3.50x

(1)	EBITDA is a non-GAAP financial measure, calculated in accordance with the definition in our credit facility agreement and is different than the EBITDA we use as a measure of financial performance. In this context, EBITDA is used solely for debt covenant calculations under the credit facility and to provide information on the extent to which we are in compliance with debt covenants.

We are required to make prepayments on the 2003 Credit Facility upon completion of certain transactions as defined in the credit facility (see exhibit 10.1 to this Form 10Q), including asset sales and issuances of debt or equity securities. Proceeds from these transactions are to be applied pursuant to the 2003 Credit Facility. We are also required to make prepayments on the 2003 Credit Facility for 50% of any excess cash flows from operations, as defined. This could result in usage of the revolving loan facility to accommodate cash timing differences. Factors primarily causing excess cash flow, as defined, could include increases in operating cash flow, lower capital expenditures and working capital requirements, net divestitures or other favorable cash generating activities. Cash flow available to repay debt in excess of the current year’s maturities will be ratably applied to future maturities.

The 2003 Credit Facility contains certain restrictions, including restrictions on our ability to pay dividends on our common and preferred stock. However, we are able to pay cash dividends on the Series C Preferred Stock and pay up to $75 million of cash dividends on the Series A Preferred Stock even if our leverage ratio is in excess of 4:1 after July 30, 2004.

Financing Plan

We are a highly levered company with $8.7 billion of outstanding debt at March 31, 2003. The vast majority of our debt was incurred to acquire solid waste companies during the past 10 years. Our objective to extend maturities under the 1999 Credit Facility has been successfully met upon the completion of our financing plan in April 2003. Our debt maturity schedule after the refinancing of the 1999 Credit Facility reflects annual scheduled payments of $5.3 million, $229.7 million and $84.4 million for the remainder of 2003, 2004 and 2005, respectively. We are anticipating additional repayments of debt during 2003 with our divestiture program. In the future, we expect to continue to repay debt with cash flow from operations and to fund acquisitions with divestiture proceeds.

Commitments and Contingencies

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

At March 31, 2003, we had the following financial assurance instruments (in thousands):

	Landfill Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total

Insurance Policies	$945,059	$—	$—	$—	$945,059
Surety Bonds	394,204	566,263	—	—	960,467
Trust Deposits	74,281	—	—	—	74,281
Letters of Credit (1)	222,614	68,907	239,951	230,979	762,451

Total	$1,636,158	$635,170	$239,951	$230,979	$2,742,258

(1)	These amounts are issued under the Revolving Credit Facility of our 1999 Credit Facility.

These financial assurance instruments are issued in the normal course of business and are not debt of the company. Since we have no current liability for these financial assurance instruments, they are not reflected in the accompanying Consolidated Balance Sheets. The underlying obligations of the financial assurance instruments would be valued and recorded in the Consolidated Balance Sheets if it is probable that we would be unable to perform our obligations under the financial assurance contracts. We do not expect this to occur.

We are currently under examination by various state and federal taxing authorities for certain tax years. A federal income tax audit for the years ended December 31, 1998 and 1999 is ongoing. A federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999 is completed with the exception of the matter discussed below.

During 2002, we received notification from the IRS disallowing all of a capital loss included in BFI’s July 30, 1999 tax return. If such disallowance is upheld, we estimate it could have a federal and state income tax effect of up to $310 million plus accrued interest through March 31, 2003 of approximately $42 million. We also received a notification from the IRS assessing a penalty of between 20% and 40% of the additional income tax resulting from the disallowance. Because of several meritorious defenses, we believe the successful assertion of penalties is remote.

We continue to believe our position is well supported and we will vigorously contest the disallowance. The resolution of this matter may entail efforts including administrative appeals and litigation which could extend over several years. An unfavorable result could require future cash expenditures but should have minimal, if any, impact on our consolidated results of operations as the amount of the tax effected disallowance and interest have been fully reserved for on our consolidated balance sheet.

We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the Consolidated Financial Statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that may become known in the future but that relate to our activities prior to the divestiture. As of March 31, 2003, we estimate the contingent obligations associated with these indemnifications to be de minimis.

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

New Accounting Standards

For a description of the new accounting standards that affect us, see Note 1 to our Consolidated Financial Statements included under Item 1 of this Form 10-Q.

Disclosure Regarding Forward Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Forward Looking Statements). All statements, other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Generally, these Forward Looking Statements include, among others, statements regarding:

•	our business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies;
•	the adequacy of our cash flow to make payments on our indebtedness and fund other liquidity needs;
•	our ability to achieve price increases under our recently announced pricing initiative;
•	our ability to pay cash dividends in the future;
•	estimates of future expenses, including amortization expense;
•	our ability to extend the loan agreement under our accounts receivable securitization program;
•	our ability to increase revenue growth and internal growth by increasing volumes collected and disposed and by increasing the rates for the services we provide;
•	our ability to perform our obligations under financial assurance contracts and our ability to maintain the current amount and mix of financial assurance contracts;
•	our estimate of federal and state income taxes and penalties required to be paid if we do not prevail in our appeal of the IRS’ disallowance of capital losses related to BFI;
•	our expectation that we will complete the divestiture of several operations during 2003; and
•	our ability to repay debt with proceeds from our divestitures and operating cash flow.

These forward-looking statements involve risks and uncertainties which could cause actual results to differ materially including, without limitation: (1) continuing weakness in the U.S. economy in 2003 may cause a decline in the demand for the Company’s services (particularly in the commercial and industrial sectors), a decline in the price of commodities sold by us, increased competitive pressure on pricing and generally make it more difficult for us to predict economic trends; (2) we may be impeded in the successful integration of acquired businesses and its market development efforts, which may cause significant increases in our waste disposal expenses; (3) we may be unable to increase prices; (4) a change in interest rates or a reduction in the Company’s cash flow could impair our ability to service and reduce our debt obligations; (5) volatility in interest rates may, among other things, affect earnings due to possible mark to market changes on certain interest rate hedges; (6) divestitures by us may not raise funds exceeding financing needed for acquisitions in 2003 or may not occur at all; (7) severe weather conditions could impair our operating results; (8) the covenants in our credit facilities and indentures may limit our ability to operate our business; (9) we could be unable to obtain required permits; (10) we may be unable to raise additional capital to meet our operational needs; (11) increases in post-closure costs could result in an increase in our operating costs; (12) we may be unable to obtain financial assurances; (13) the loss of services of a member of senior management; (14) government regulations may increase the cost of doing business; (15) potential liabilities, including the outcome of litigation brought by government agencies, liabilities associated with our acquisitions and hazardous substance and environmental liabilities could increase costs; and (16) potential increases in commodity and fuel prices may make it more expensive to operate our business.

Other factors which could materially affect the forward-looking statements in this Form 10-Q can be found in the Company’s periodic reports filed with the Securities and Exchange Commission, including risk factors detailed in Management’s Discussion and Analysis in our Form 10-K for the year ended December 31, 2002. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this quarterly report on Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Note 5 “Long-term Debt” and Note 6 “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for the year ended December 31, 2002 in our Annual Report on Form 10-K and Notes 4 and 5 in this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, evaluated, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-14) on April 22, 2003. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of the date of that evaluation. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee. In connection with this evaluation, there were no breaches of such controls that would require disclosure to the Audit Committee or our auditors.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to April 22, 2003. There were no significant deficiencies or material weaknesses; therefore, there were no corrective actions to be taken.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We agreed to a settlement with the EPA regarding alleged violations of the Clean Air Act related to the practice of our hauling company in Boston, Massachusetts, of crushing appliances, some of which contained freon or other regulated chlorofluorocarbons. The consent decree was entered by the court on January 28, 2003. On February 21, 2003, we paid $782,550 in penalties and we are implementing a supplemental environmental project in the amount of approximately $2.3 million.

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

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits —

10.1*	Restated and amended senior secured credit facility dated April 29, 2003

99.1*	Certification Pursuant to 18 U.S.C.§1350 of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer

99.2*	Certification Pursuant to 18 U.S.C.§1350 of Thomas W. Ryan, Executive Vice President and Chief Financial Officer

(b)  Reports on Form 8-K during the Quarter Ended March 31, 2003

January 24, 2003	Our current report on Form 8-K to announce Special Meeting of Stockholders to increase number of authorized shares of common stock.
February 13, 2003	Our current report on Form 8-K to announce the financial results for the fourth quarter and fiscal year ended December 31, 2002.
February 18, 2003	Our current report on Form 8-K to reconcile cash interest to interest expense expected for 2003.
March 27, 2003	Our current report on Form 8-K to announce financing and divestiture plans.
March 31, 2003	Our current report on Form 8-K to announce the offering of common stock and mandatory convertible preferred stock.

*	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WASTE INDUSTRIES, INC.

By:	/s/ THOMAS W. RYAN Thomas W. Ryan Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ JAMES E. GRAY James E. Gray Vice President, Controller and Chief Accounting Officer

Date: May 9, 2003

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

Date: May 9, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ALLIED WASTE INDUSTRIES, INC.

By:	/s/ THOMAS W. RYAN Thomas W. Ryan Executive Vice President and Chief Financial Officer

Date: May 9, 2003

Index to Exhibits

10.1*	Restated and amended senior secured credit facility dated April 29, 2003

99.1*	Certification Pursuant to 18 U.S.C.§ 1350 of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer

99.2*	Certification Pursuant to 18 U.S.C.§ 1350 of Thomas W. Ryan, Executive Vice President and Chief Financial Officer

*	Filed herewith