Form 10-Q
period 2003-06-30
ALLIED WASTE INDUSTRIES INC
filed 2003-08-08
CIK 848865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended: June 30, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ________________ to__________

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
Yes    No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
Yes    No

     Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2003

Common Stock	209,368,512

ALLIED WASTE INDUSTRIES, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003

PART I
FINANCIAL STATEMENTS

Item 1. Financial Statements

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current Assets —
Cash and cash equivalents	$65,751	$179,767
Accounts receivable, net of allowance of $21,367 and $23,004	707,995	675,842
Prepaid and other current assets	118,908	112,057
Deferred income taxes, net	99,299	104,421

Total current assets	991,953	1,072,087
Property and equipment, net	4,003,113	4,052,705
Goodwill, net	8,493,211	8,530,463
Other assets, net	247,483	273,667

Total assets	$13,735,760	$13,928,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$245,296	$163,526
Accounts payable	436,797	426,512
Current portion of accrued capping, closure, post-closure and environmental costs	96,022	95,249
Accrued interest	187,335	182,039
Other accrued liabilities	370,849	357,137
Unearned revenue	235,140	225,330

Total current liabilities	1,571,439	1,449,793
Long-term debt, less current portion	7,961,533	8,718,642
Deferred income taxes	530,214	509,910
Accrued capping, closure, post-closure and environmental costs, less current portion	773,667	864,674
Other long-term obligations	428,513	449,901
Commitments and contingencies
Series A senior convertible preferred stock, 1,000 shares authorized, issued and outstanding, liquidation preference of $1,287 and $1,247 per share	1,287,419	1,246,904
Stockholders’ Equity —
Series C senior mandatory convertible preferred stock, $.10 par value, 6,900 shares authorized, issued and outstanding, liquidation preference of $50.00 per share	333,080	—
Common stock; $0.01 par value; 525,000 authorized shares, 208,490 and 196,215 shares issued and outstanding	2,085	1,962
Additional paid-in capital	1,042,299	989,647
Accumulated other comprehensive loss	(116,183)	(131,206)
Retained deficit	(78,306)	(171,305)

Total stockholders’ equity	1,182,975	689,098

Total liabilities and stockholders’ equity	$13,735,760	$13,928,922

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

Revenues	$2,678,064	$2,664,232	$1,394,437	$1,374,071
Cost of operations	1,638,271	1,583,720	852,194	813,474
Selling, general and administrative expenses	240,780	237,596	120,685	117,411
Depreciation and amortization	270,785	241,979	140,940	123,996

Operating income	528,228	600,937	280,618	319,190
Interest expense	428,254	425,080	235,891	228,849

Income before income taxes	99,974	175,857	44,727	90,341
Income tax expense	42,489	72,538	19,442	37,712
Minority interest	890	1,115	423	493

Income before discontinued operations and cumulative effect of change in accounting principle	56,595	102,204	24,862	52,136
Income from discontinued operations, net of tax	7,178	2,121	5,982	1,071
Cumulative effect of change in accounting principle, net of tax	29,226	—	—	—

Net income	92,999	104,325	30,844	53,207
Dividends on preferred stock	(45,371)	(37,992)	(25,383)	(19,252)

Net income available to common shareholders	$47,628	$66,333	$5,461	$33,955

Basic EPS:
Continuing operations	$0.06	$0.34	$0.00	$0.17
Discontinued operations	0.03	0.01	0.03	0.01
Cumulative effect of change in accounting principle	0.15	—	—	—

Net income available to common shareholders	$0.24	$0.35	$0.03	$0.18

Weighted average common shares	195,844	189,995	201,419	190,243

Diluted EPS:
Continuing operations	$0.06	$0.33	$0.00	$0.17
Discontinued operations	0.03	0.01	0.03	0.01
Cumulative effect of change in accounting principle	0.15	—	—	—

Net income available to common shareholders	$0.24	$0.34	$0.03	$0.18

Weighted average common and common equivalent shares	199,073	193,846	204,615	193,914

Pro forma amounts, assuming the change in accounting principle is applied retroactively:
Net income available to common shareholders		$61,261		$31,350

Basic net income per share		$0.32		$0.16

Diluted net income per share		$0.32		$0.16

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,

	2003	2002

Operating activities —
Net income	$92,999	$104,325
Discontinued operations, net of tax	(7,178)	(2,121)
Adjustments to reconcile net income to cash provided by operating activities from continuing operations —
Provisions for:
Depreciation and amortization	270,785	241,979
Doubtful accounts	9,196	10,088
Accretion of debt and amortization of debt issuance costs	17,964	22,139
Deferred income tax	28,840	56,237
Gain on sale of fixed assets	(390)	(3,577)
Non-cash reduction in acquisition related accruals	(8,490)	—
Non-cash gain on de-designated interest rate swap contracts	(21,101)	(1,253)
Amortization of accumulated other comprehensive income for de-designated interest rate swap contracts	12,296	17,700
Write-off of deferred debt issuance costs	53,677	—
Cumulative effect of change in accounting principle, net of tax	(29,226)	—
Change in operating assets and liabilities, excluding the effects of purchase acquisitions—
Accounts receivable, prepaid and other assets	(59,513)	15,341
Accounts payable, accrued liabilities, unearned revenue, stock option tax benefits and other	24,301	(7,665)
Capping, closure and post-closure provision and accretion	22,166	35,332
Capping, closure, post-closure and environmental expenditures	(25,538)	(33,999)

Cash provided by operating activities from continuing operations	380,788	454,526

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	14,122	(13,736)
Proceeds from sale of fixed assets	11,620	15,471
Capital expenditures, excluding acquisitions	(215,614)	(348,590)
Capitalized interest	(7,243)	(12,349)
Change in deferred acquisition costs, notes receivable and other	(7,939)	(22,421)

Cash used for investing activities from continuing operations	(205,054)	(381,625)

Financing activities —
Net proceeds from sale of common stock and exercise of stock options	95,640	2,567
Change in disbursement account	4,729	(64,211)
Net proceeds from sale of Series C Preferred Stock	333,080	—
Proceeds from long-term debt, net of issuance costs	2,439,787	495,704
Repayments of long-term debt	(3,161,735)	(510,883)

Cash used for financing activities from continuing operations	(288,499)	(76,823)

Cash (used for) provided by discontinued operations	(1,251)	4,509

Increase/(decrease) in cash and cash equivalents	(114,016)	587
Cash and cash equivalents, beginning of period	179,767	158,632

Cash and cash equivalents, end of period	$65,751	$159,219

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

The Consolidated Financial Statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The December 31, 2002 balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Consolidated Balance Sheet as of December 31, 2002 and the unaudited interim Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We believe that the presentations and disclosures herein are adequate when read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2002. The Consolidated Financial Statements as of June 30, 2003, and for the six and three months ended June 30, 2003 and 2002 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

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

Discontinued operations –

During the second quarter of 2003, we classified as assets held for sale certain operations for which we expect to receive net proceeds of approximately $80 million. These operations are being sold as part of our divestiture plan that was launched in connection with our financing plan in early 2003. The proceeds will be used to repay debt. The operations include hauling operations in South Carolina, Georgia and Colorado which were sold at the end of second quarter 2003 and hauling, transfer and material recovery facilities in New Jersey for which we have signed a definitive agreement to sell with the closing expected later in 2003. These operations are reported in our Western, Eastern and Southern geographic operating segments.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The assets being sold, including goodwill, were adjusted to the lower of carrying value or fair value. We estimate fair value based on the anticipated sales price. Included in the results for discontinued operations is a loss of approximately $23.4 million ($4.6 million gain after a $28.0 million tax benefit) reflecting the adjustment to fair value. Certain of the operations to be divested are pursuant to a stock sale agreement. We had additional tax basis in the stock of these operations, which could not be recognized under SFAS 109, Accounting for Income Taxes. The planned divestiture and expected utilization of the resulting capital loss for tax purposes allowed us to record the benefit.

The accompanying consolidated financial statements and notes reflect the results of operations, financial position and cash flows of these operations as discontinued operations. Following is a summary of the assets held for sale on the consolidated balance sheet (in thousands):

	June 30, 2003	December 31, 2002

Accounts receivable, net	$7,608	$11,774
Other current assets	1,355	2,275
Property and equipment, net	17,412	28,667
Other long-term assets	9,261	9,532

Total assets	$35,636	$52,248

Current liabilities	1,099	9,403

Total liabilities	$1,099	$9,403

Amounts related to assets held for sale on the balance sheet are included in other current assets, other long-term assets and other accrued liabilities. Excluded from the balances at June 30, 2003 are amounts related to the hauling operations in South Carolina, Georgia and Colorado that were sold during second quarter 2003.

Results of operations for the discontinued operations were as follows (in thousands):

	For the Six Months Ended		For the Three Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenues	$52,122	$53,363	$26,891	$27,849

Income before tax	$4,262	$3,525	$2,268	$1,780
Loss on divestiture	23,399	—	23,399	—
Income tax expense (benefit)	(26,315)	1,404	(27,113)	709

Discontinued operations, net of tax	$7,178	$2,121	$5,982	$1,071

In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, we allocate interest to discontinued operations based on a ratio of net assets to be sold or sold to the sum of consolidated net assets plus consolidated debt. We do not allocate interest on debt that is directly attributable to other operations outside of the discontinued operations. For the three and six months ended June 30, 2003, we allocated $0.7 million and $1.5 million, respectively, of interest expense to discontinued operations. For the three and six months ended June 30, 2002, we allocated $1.2 million and $2.1 million, respectively, of interest expense to discontinued operations.

Statements of cash flows –

The supplemental cash flow disclosures and non-cash transactions for the six months ended June 30 are as follows (in thousands):

	2003	2002

Supplemental Disclosures -
Interest paid (net of amounts capitalized)	$361,458	$394,744
Income taxes paid, net of refunds	13,629	22,135
Non-Cash Transactions -
Debt incurred or assumed in acquisition	$—	$85
Liabilities incurred or assumed in acquisitions	2,725	2,786
Dividends on preferred stock	45,371	37,922

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

Interest expense capitalized —

During the six months ended June 30, 2003 and 2002, we incurred gross interest expense (including payments under interest rate swap contracts) of $375.5 million and $403.4 million, of which $7.2 million and $12.3 million, respectively, was capitalized.

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

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option-pricing model, the resulting pro forma net income available to common shareholders, and pro forma net income available to common shareholders per share would be as follows (in thousands, except per share data):

		For the Six Months		For the Three Months
		Ended June 30,		Ended June 30,

		2003	2002	2003	2002

Net income available to common shareholders, as reported		$47,628	$66,333	$5,461	$33,955
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax		4,980	2,782	2,540	1,405

Net income available to common shareholders, pro forma		$42,648	$63,551	$2,921	$32,550

Basic earnings per share:	As reported	$0.24	$0.35	$0.03	$0.18
	Pro forma	$0.22	$0.33	$0.01	$0.17
Diluted earnings per share:	As reported	$0.24	$0.34	$0.03	$0.18
	Pro forma	$0.21	$0.33	$0.01	$0.16

We have recorded no compensation expense for stock options granted to employees during the six and three months ended June 30, 2003 or 2002.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the SFAS 123, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Six Months Ended June 30,

	2003	2002

Risk free interest rate	1.8%	3.9%
Expected life	4.7 years	4.2 years
Dividend rate	0%	0%
Expected volatility	63%	67%

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

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44 and 64, amendment of FASB Statement 13, and Technical Corrections (SFAS 145), which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary, therefore, certain debt extinguishment gains and losses will no longer be classified as extraordinary. We adopted SFAS 145 effective January 1, 2003. Under SFAS 145, gains and losses on future debt extinguishments, if any, will generally be recorded in interest expense. Extraordinary losses of $10.1 million and $17.0 million as previously reported, net of tax for the years ended December 31, 2002 and 2001, respectively, will be reclassified on a pre-tax basis to interest expense to conform to the requirements under SFAS 145. In first quarter 2003, the adoption of SFAS 145 did not have a material impact on our consolidated financial statements. During the first six months of 2003, we recorded approximately $53.8 million, pretax to interest expense for the write-off of deferred debt issuance cost in connection with the completion of our financing plan. These amounts would have been recorded as extraordinary loss prior to the adoption of SFAS 145.

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

In January 2003, the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entities (FIN 46), which requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries. We have no unconsolidated subsidiaries or affiliates; therefore, FIN 46 had no impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe the adoption of SFAS 150 will have a material impact on our consolidated financial statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Property and Equipment

The following tables show the activity and balances related to property and equipment from December 31, 2002 through June 30, 2003 (in millions):

	Property and Equipment

	Balance at			Acquisitions,	Transfers			Balance at
	Dec. 31,	Capital	Sales and	Net of	and			June 30,
	2002	Additions	Retirements	Divestitures	Other			2003

Land and improvements	$439.4	$4.4	$(2.8)	$(0.7)	$(3.1)			$437.2
Land held for permitting as landfills	114.6	3.5	—	—	(9.9)			108.2
Landfills	2,533.8	80.8	—	22.9	445.9	(A	)	3,083.4
Buildings and improvements	446.1	8.7	(4.2)	—	(0.5)			450.1
Vehicles and equipment	1,709.8	90.7	(27.6)	0.6	(0.7)			1,772.8
Containers and compactors	770.2	25.9	(7.8)	(2.1)	0.1			786.3
Furniture and office equipment	43.8	1.6	(1.9)	(0.1)	—			43.4

Total	$6,057.7	$215.6	$(44.3)	$20.6	$431.8			$6,681.4

	Accumulated Depreciation and Amortization

		Depreciation
	Balance at	and		Acquisitions,	Transfers			Balance at
	Dec. 31,	Amortization	Sales and	Net of	and			June 30,
	2002	Expense	Retirements	Divestitures	Other			2003

Land and improvements	$(17.5)	$(2.3)	$0.1	$0.1	$—			$(19.6)
Landfills	(659.5)	(112.8)	—	(2.1)	(437.0)	(A	)	(1,211.4)
Buildings and improvements	(88.7)	(10.9)	1.3	0.1	0.1			(98.1)
Vehicles and equipment	(823.4)	(97.4)	22.8	1.2	(0.7)			(897.5)
Containers and compactors	(388.7)	(43.8)	7.0	1.8	—			(423.7)
Furniture and office equipment	(27.2)	(2.8)	1.9	—	0.1			(28.0)

Total	$(2,005.0)	$(270.0)	$33.1	$1.1	$(437.5)			$(2,678.3)

Property and equipment, net	$4,052.7	$(54.4)	$(11.2)	$21.7	$(5.7)			$4,003.1

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

During the second quarter of 2003, we determined that certain operations would be sold in the Western, Southern and Eastern geographic operating segments (see Note 1). In connection with these divestitures, we allocated approximately $51 million of goodwill. The remaining goodwill in these geographic operating segments was subsequently evaluated for realizability and concluded there was no impairment.

We have incurred non-cash losses on sales of assets when we believed that re-deployment of the proceeds from the sale of such assets could reduce debt or improve operations and was economically beneficial. If such decisions are made in the future, we could incur additional non-cash losses on asset sales.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the activity and balances related to goodwill for the six months from December 31, 2002 through June 30, 2003 (in millions):

	Balance as of December 31, 2002	Acquisitions	Divestitures	Adjustments (1)	Balance as of June 30, 2003

Western Area	$1,420.8	$1.5	$(6.9)	$2.5	$1,417.9
Central Area	1,904.8	8.7	(1.6)	(0.3)	1,911.6
Eastern Area	2,453.7	—	(0.2)	(30.0)	2,423.5
Southern Area	2,751.2	2.4	(14.8)	1.4	2,740.2

Total	$8,530.5	$12.6	$(23.5)	$(26.4)	$8,493.2

(1)	Amounts primarily relate to write-off of goodwill in connection with assets held for sale accounting and purchase accounting adjustments during the allocation period.

In addition, we have other amortizable intangible assets that consist primarily of the following at June 30, 2003 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Non-compete agreements	$16,455	$(10,291)	$6,164
Other	1,553	(147)	1,406

Total	$18,008	$(10,438)	$7,570

Amortization expense for the six and three months ended June 30, 2003 was $1.4 million and $0.7 million, respectively. Based upon the amortizable assets recorded in the balance sheet at June 30, 2003, amortization expense for each of the next five years is estimated to be declining from $1.8 million to $0.5 million.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Long-term Debt

Long-term debt at June 30, 2003 and December 31, 2002 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, the effect of interest rate swap contracts, amortization of deferred debt issuance cost and the amortization or accretion of discounts or premiums. (Amounts in thousands, except percentages.)

	Debt Balance at		Effective Interest Rate

	June 30,	December 31,	June 30,	December 31,
	2003	2002	2003	2002

Revolving credit facility	$59,250	$—	6.79%*	5.97%*
Tranche A term loan facility	—	899,061	—	9.09%
Tranche B term loan facility	—	670,941	—	8.38%
Tranche C term loan facility	—	805,129	—	9.46%
2003 Term loan B	1,200,000	—	6.56%	—
Receivables secured loan	148,244	—	2.21%	—
Senior notes, interest at 7.88%	874,014	873,944	8.14%	8.14%
Senior notes, interest at 7.63%	600,000	600,000	7.99%	7.99%
Senior notes, interest at 7.38%	224,961	224,923	7.90%	7.90%
Senior notes, interest at 8.88%	600,000	600,000	9.15%	9.16%
Senior notes, interest at 8.50%	750,000	750,000	8.78%	8.77%
Senior notes, interest at 9.25%	377,272	377,396	9.34%	9.45%
Senior notes, interest at 7.88%	450,000	—	8.04%	—
Debentures, interest at 7.40%	286,453	285,312	10.12%	10.17%
Senior notes, interest at 6.10%	—	156,526	—	8.35%
Senior notes, interest at 6.38%	146,805	145,223	9.21%	9.31%
Debentures, interest at 9.25%	95,505	95,393	9.88%	9.90%
Senior notes, interest at 7.88%	68,436	68,125	8.93%	8.97%
Solid waste revenue bond obligations, principal payable through 2031	306,023	307,268	4.93%	6.18%
Senior subordinated notes, interest at 10.00%	2,005,154	2,005,578	10.19%	10.18%
Notes payable to banks, finance companies, individuals and others, and obligations under capital leases	14,712	17,349	8.74%	8.64%

	8,206,829	8,882,168
Less: Current portion	245,296	163,526

	$7,961,533	$8,718,642

*     reflects weighted average interest rate

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Completion of financing plan –

On March 27, 2003, we announced a multifaceted financing plan that would enable us to refinance the 1999 Credit Facility. In April 2003, we completed that financing plan. The financing plan included issuance of the receivables secured loan, common stock, mandatory convertible preferred stock and senior notes, along with the refinancing of the 1999 Credit Facility, discussed below. The issuance of the common stock, mandatory convertible preferred stock and senior notes were consummated under our shelf registration statement.

Issuance of common stock

 On April 9, 2003, we issued 12,048,193 shares of common stock, par value $0.01, through a public offering for net proceeds of approximately $94 million.

Issuance of mandatory convertible preferred stock

 On April 9, 2003, we issued 6.9 million shares of Series C Mandatory Convertible Preferred Stock (Series C Preferred Stock), par value $0.10 at $50 per share, through a public offering for net proceeds of approximately $333 million. The Series C Preferred Stock has a dividend rate of 6.25%. The Series C Preferred Stock is mandatorily convertible on April 1, 2006. On the conversion date, each share of Series C Preferred Stock will automatically convert into shares of common stock based on the following conversion table:

Applicable Market Value
of Common Shares	Conversion Rate

Less than or equal to $8.30	6.02:1
Between $8.30 and $10.13	6.02:1 to 4.94:1
Equal to or greater than $10.13	4.94:1

The Series C Preferred Stock is convertible into common stock at any time prior to April 1, 2006 at the option of the holder at a conversion rate of 4.94. Any time prior to April 1, 2006, the Series C Preferred Stock can be required to be converted at our option if the closing price of our common stock is greater than $15.20 for 20 days within a 30-day consecutive period. If the conversion is required by us, we are required to pay the present value of the remaining dividend payments through April 1, 2006.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Refinancing of 1999 Credit Facility

On April 29, 2003, we refinanced our 1999 Credit Facility, which consisted of a $1.291 billion revolving credit facility, due 2005 and $2.226 billion in funded, amortizing senior secured term loans with varying maturity dates through 2007, with a $2.9 billion senior secured credit facility (the 2003 Credit Facility) that includes a $1.5 billion revolver due January 2008 (the 2003 Revolver), a $1.2 billion term loan with final maturity in January 2010 (the 2003 Term Loan), and a $200 million institutional letter of credit facility. In addition, the 2003 Credit Facility allows us to establish an incremental term loan in an amount up to $250 million and an additional institutional letter of credit facility in an amount up to $500 million. Of the $1.5 billion available under the 2003 Revolver, the entire amount may be used to support the issuance of letters of credit. At June 30, 2003, we had approximately $626.4 million of letters of credit outstanding under the 2003 Revolver and $200 million of letters of credit outstanding under the institutional letter of credit facility. In addition, at June 30, 2003 we had approximately $59.3 million drawn and $814.3 million available under the 2003 Revolver. In connection with the completion of the financing plan, we recorded a charge to interest expense of approximately $52.1 million related to the write-off of deferred and current debt issuance costs.

The 2003 Credit Facility bears interest at (a) an Alternative Base Rate, or (b) Adjusted LIBOR, both terms defined in the 2003 Credit Facility, plus, in either case, an applicable margin based on our leverage ratio. Proceeds from the 2003 Credit Facility may be used for working capital and other general corporate purposes, including acquisitions.

We are required to make prepayments on the 2003 Credit Facility upon completion of certain transactions as defined in the 2003 Credit Facility, including asset sales and issuances of debt securities. Proceeds from these transactions are to be applied pursuant to the 2003 Credit Facility. We are also required to make prepayments on the 2003 Credit Facility for 50% of any excess cash flows from operations, as defined.

Under the 2003 Credit Facility, we are subject to the following financial covenants:

Minimum Interest Coverage:

From the	Through the Quarter	EBITDA(1)/
Quarter Ending	Ending	Interest

March 31, 2003	September 30, 2003	1.90x
December 31, 2003	September 30, 2004	2.00x
December 31, 2004	June 30, 2005	2.15x
September 30, 2005	June 30, 2006	2.25x
September 30, 2006	March 31, 2007	2.50x
June 30, 2007	September 30, 2007	2.75x
December 31, 2007	Thereafter	3.00x

Maximum Leverage:

From the	Through the Quarter	Total Debt/
Quarter Ending	Ending	EBITDA (1)

March 31, 2003	September 30, 2003	5.75x
December 31, 2003	September 30, 2004	5.50x
December 31, 2004	September 30, 2005	4.75x
December 31, 2005	September 30, 2006	4.50x
December 31, 2006	September 30, 2007	4.00x
December 31, 2007	Thereafter	3.50x

(1)  EBITDA used for covenants is calculated in accordance with the definition in our credit facility agreement (Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2003). In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2003, we were in compliance with all financial covenants under our 2003 Credit Facility. At June 30, 2003, Total Debt/EBITDA(1) ratio, as defined by the 2003 Credit Facility, was 4.75:1 and our EBITDA(1)/Interest ratio was 2.21:1. We are not subject to any minimum net worth covenants.

(1) EBITDA used for covenants is calculated in accordance with the definition in our credit facility agreement (Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2003). In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants.

In addition, the 2003 Credit Facility restricts us from making certain types of payments, including dividend payments on our common and preferred stock. However, we are able to pay cash dividends on the Series C Preferred Stock and, after July 30, 2004, pay up to $75 million of cumulative cash dividends on the Series A Preferred Stock even if the leverage ratio is in excess of 4:1. See Note 12 for a discussion of the anticipated conversion of our Series A Preferred Stock.

Our 2003 Credit Facility, 2003 Senior Notes, 2002 Senior Notes, 2001 Senior Notes, 1998 Senior Notes and $690 million of senior notes assumed from BFI are secured by substantially all of BFI and certain other Allied subsidiaries and a security interest in the assets of BFI, its domestic subsidiaries and certain other Allied subsidiaries. As of June 30, 2003, the book value of the assets of the subsidiaries that serve as collateral was approximately $8.8 billion, which represents approximately 64% of our consolidated total assets.

Receivables secured loan
We have an accounts receivable securitization program with a financial institution that allows us to borrow up to $175 million on a revolving basis under a loan agreement secured by receivables. The borrowings are secured by accounts receivable that are owned by our wholly-owned and fully consolidated subsidiary. Under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement 125, the securitization program is accounted for as secured borrowing with a pledge of collateral. The receivables and debt obligation remain on our consolidated balance sheet. At June 30, 2003, we had outstanding borrowings under this program of $148.2 million. The borrowings under this program bear interest at the financial institution’s commercial paper rate plus an applicable spread and interest is payable monthly. There is also a fee on the undrawn portion of the $175 million available for borrowing. The loan agreement has a one year term with a three year liquidity facility, however, we intend to extend the agreement annually. If we are unable to renew annually, we have the intent and ability to refinance these borrowings through the 2003 Revolver of the 2003 Credit Facility. Accordingly, the loan has been classified as long-term.

5.	Derivative Instruments and Hedging Activities

Our risk management policy requires 75% of our total debt to be fixed, either directly or effectively through interest rate swap contracts. At June 30, 2003, all of our debt was fixed, 82% directly, and 18% through interest rate swap contracts, protecting us from cash flow variations arising from changes in short term interest rates. Given our capital structure, we believe it is prudent to minimize interest expense volatility. At June 30, 2003, the notional value of our interest rate swap contracts was $1.85 billion with a weighted average of 12.6 months to maturity. These contracts expire as follows: $200.0 million during 2003, $1.4 billion during 2004, and $250.0 million during 2005. As a result of the refinancing of our 1999 Credit Facility and related reduction in our debt balance, at June 30, 2003 we had interest rate swap contracts that exceed our variable rate debt. At this time, we do not believe it is economically beneficial to terminate the interest rate swap contract prior to maturity and we expect to be less than 100% hedged by mid-2004 through the stated maturities of the contracts.

At June 30, 2003, a liability of $92.2 million was included in the Consolidated Balance Sheet in other long-term obligations reflecting the fair market value of our entire interest rate swap portfolio on that date. The liability will fluctuate with market interest rates but will reduce to zero over the terms of each of our interest rate swap contracts. Approximately $45.0 million of the liability at June 30, 2003 relates to contracts maturing within 12 months. Fair value variations over the life of the interest rate swap contracts arise from changes in forecasted interest rates and the time value of money.

Designated interest rate swap contracts –

Our designated interest rate swap contracts are effective as cash flow hedges of our variable rate debt under our 2003 Credit Facility. The notional amounts, indices, repricing dates, and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged achieving 100% effectiveness. If significant terms do not match we will assess any ineffectiveness and any ineffectiveness is immediately recorded in interest expense in our statement of operations. During the quarter ended June 30, 2003, we did not record material amounts for ineffectiveness.

Changes in fair value of our interest rate swap contracts are reflected in Accumulated Other Comprehensive Income (AOCI). At June 30, 2003, approximately $50.8 million ($30.7 million, net of tax) is included in AOCI.

Expense or income related to swap settlements are recorded in interest expense for the related variable rate debt over the term of the agreements.

De-designated interest rate swap contracts –

Settlement payments and periodic changes in market values of our de-designated interest rate swap contracts are recorded as a gain or loss on derivative contracts included in interest expense in our statement of operations. We recorded $11.2 million and $(15.5) million of net gain or (loss) related to changes in market values and $12.5 million and $14.6 million of settlement costs during the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, respectively, we recorded $21.1 million and $1.3 million of net gain related to changes in market values and $26.0 million and $29.0 million of settlement costs.

When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in AOCI at the time of de-designation are isolated and amortized over the remaining original hedged interest payment. For contracts de-designated, the total amount of loss in AOCI at June 30, 2003 was approximately $17.5 million ($10.7 million, net of tax). For the six months and three months ended June 30, 2003, we recorded $12.3 million and $5.4 million, respectively, of amortization expense related to the accumulated losses in AOCI for interest rate swap contracts that were de-designated. We expect to record approximately $17.5 million of amortization expense related to the accumulated losses in AOCI for the de-designated swap contracts in the next twelve months. The amortization expense is recorded in interest expense.

6.	Comprehensive Income (Loss)

The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholders’ equity are shown as follows (in thousands):

	June 30,	December 31,
	2003	2002

Minimum pension liability adjustment, net of taxes of $49,840	$(74,760)	$(74,760)
Interest rate swap contracts designated, unrealized loss, net of taxes of $20,086 and $25,065	(30,677)	(38,322)
Interest rate swap contracts de-designated, unrealized loss, net of taxes of $6,768 and $11,686	(10,746)	(18,124)

Accumulated other comprehensive loss	$(116,183)	$(131,206)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of total comprehensive income are shown as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

Net income	$92,999	$104,325	$30,844	$53,207
Other comprehensive income:
Designated interest rate swap contracts unrealized gain (loss), net of tax effect of $4,979, $6,930, $2,049 and ($3,728)	7,646	10,616	3,251	(5,710)
Reclassification to earnings for interest rate swap contracts, net of tax effect of $4,918 $6,992, $2,173 and $3,496	7,378	10,708	3,260	5,354

Total comprehensive income	$108,023	$125,649	$37,355	$52,851

7.	Landfill Accounting

Change in accounting principle –

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The pro forma liability for capping, closure and post-closure obligations as of December 31, 2002, 2001 and 2000 would have been $494.1 million, $440.4 million and $392.9 million, respectively.

Landfill accounting –

We have a network of 171 owned or operated active landfills with a net book value of approximately $1.9 billion at June 30, 2003. The landfills have operating lives ranging from 1 to over 150 years based on available capacity using current annual volumes. The average life of our landfills approximates 39 years.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Landfill assets —

We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the remaining costs (including any unamortized amounts recorded) associated with acquiring, permitting and developing the entire landfill plus the total remaining costs for specific capping events, closure and post-closure by the total remaining disposal capacity of that landfill (except for capping costs, which are divided by the total remaining capacity of the specific capping event). The resulting per unit amortization rates are applied to each unit disposed at the landfill and are recorded as expense for that period. We expensed approximately $112.8 million and $61.3 million, or an average of $3.03 per ton consumed for both periods, related to landfill amortization during the six and three months ended June 30, 2003. Landfill amortization expense for the six and three months ended June 30, 2002 would have been $102.9 million and $54.6 million or an average of $2.96 and $2.88 per ton consumed if we had been accounting for landfill retirement obligations under SFAS 143 since January 1, 2002. The following is a rollforward of our investment in our landfill assets excluding land held for permitting as landfills (in thousands):

	Net Book Value of Landfills Acquired, net of Divestitures
Net Book Value at December 31, 2002			Capping, Closure and Post Closure costs
		Landfill Development Costs				Net Book Value at June 30, 2003
				Landfill Amortization
					Other(1)

$1,874,318	20,782	88,049	14,083	(112,827)	(12,388)	$1,872,017

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

Upon successfully meeting the preceding criteria, the costs associated with developing, constructing, closing and monitoring the total additional future disposal capacity are considered in the life-cycle cost of the landfill and reflected in the calculation of the amortization rate and the rate at which capping, closure and post-closure is accrued. At June 30, 2003, we had 2.0 billion tons of permitted disposal capacity, and at 35 of our landfills, 583.1 million tons of probable expansion disposal capacity.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accretion expense is necessary to increase the accrued capping, closure and post-closure accrual balance to its future, or undiscounted, value. To accomplish this, we accrete our capping, closure and post-closure accrual balance using the credit-adjusted risk-free rate of 9% and charge this accretion as an operating expense in that period.

We charged approximately $22.2 million and $11.1 million, or an average of $0.60 and $0.55 per ton consumed, related to accretion of the capping, closure and post-closure liabilities during the six and three months ended June 30, 2003. Accretion expense for the six and three months ended June 30, 2002 would have been $21.1 million and $10.6 million or an average of $0.61 and $0.57 per ton consumed if we would have been accounting for capping, closure and post-closure obligations under SFAS 143 since January 1, 2002. Changes in estimates of costs or disposal capacity are treated on a prospective basis for operating landfills and are recorded immediately for closed landfills.

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

Our ultimate liabilities for environmental matters may differ from the estimates used in our assessment to date. We periodically evaluate the recorded liabilities as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded undiscounted liability for environmental matters as of June 30, 2003 and December 31, 2002 of approximately $352.4 million and $365.1 million, respectively, represents the most probable outcome of these contingent matters. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, proceeds are recorded as an offset to environmental expense in operating income. There were no significant recovery receivables outstanding as of June 30, 2003 or December 31, 2002. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding capping, closure and post-closure could result in approximately $20 million of additional liability.

The following table shows the activity and balances related to environmental accruals and for capping, closure and post-closure accruals related to open and closed landfills from December 31, 2002 through June 30, 2003 (in thousands):

	Balance at	Charges to	Other		Balance at
	12/31/02	Expense	Charges(1)	Payments	6/30/03

Environmental accruals	$365,114	$—	$(2,438)	$(10,282)	$352,394
Open landfills capping, closure and post-closure accruals	336,834	13,995	(8,020)	(3,409)	339,400
Closed landfills capping, closure and post-closure accruals	257,975	8,171	(76,404)	(11,847)	177,895

Total	$959,923	$22,166	$(86,862)	$(25,538)	$869,689

(1)	Amounts consist primarily of liabilities related to acquired and divested companies, the cumulative effect of change in accounting principle for the adoption of SFAS 143 and the recognition of amounts accrued for capping, closure and post-closure liability to landfill asset during the period.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Net Income Per Common Share

Net income per common share is calculated by dividing net income, less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share data):

	For the Six Months		For the Three Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Basic earnings per share computation:
Income before discontinued operations and cumulative effect of change in accounting principle, net of tax	$56,595	$102,204	$24,862	$52,136
Less: dividends on preferred stock	45,371	37,992	25,383	19,252

Income (loss) available to common shareholders before discontinued operations and cumulative effect of change in accounting principle, net of tax	$11,224	$64,212	$(521)	$32,884

Weighted average common shares outstanding	195,844	189,995	201,419	190,243

Basic earnings per share before discontinued operations and cumulative effect of change in accounting principle, net of tax	$0.06	$0.34	$0.00	$0.17

Diluted earnings per share computation:
Income before discontinued operations and cumulative effect of change In accounting principle, net of tax	$56,595	$102,204	$24,862	$52,136
Less: dividends on preferred stock	45,371	37,992	25,383	19,252

Income (loss) available to common shareholders before discontinued operations and cumulative effect of change in accounting principle, net of tax	$11,224	$64,212	$(521)	$32,884

Weighted average common shares outstanding	195,844	189,995	201,419	190,243
Dilutive effect of stock, stock options, warrants and contingently issuable shares	3,229	3,851	3,196	3,671

Weighted average common and common equivalent shares outstanding	199,073	193,846	204,615	193,914

Diluted earnings per share before discontinued operations and cumulative effect of change in accounting principle, net of tax	$0.06	$0.33	$0.00	$0.17

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In calculating earnings per share, we have not assumed conversion of the following securities into common shares since the effects of those conversions would not be dilutive (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

Series A Preferred Stock	69,831	65,470	70,383	65,988
Series C Preferred Stock	15,233	—	30,298	—
Stock options	16,677	10,762	16,677	11,084

9.	Commitments and Contingencies

Litigation —

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and can reasonably be estimated. We expect that matters in process at June 30, 2003, which have not been accrued in the Consolidated Balance Sheets, will not have a material adverse effect on our consolidated liquidity, financial position or results of operations.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2003, we had the following financial assurance instruments outstanding (in thousands):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total

Insurance Policies	$932,857	$—	$—	$—	$932,857
Surety Bonds	385,938	538,235	—	—	924,173
Trust Deposits	74,950	—	—	—	74,950
Letters of Credit(1)	244,955	68,144	248,470	264,839	826,408

Total	$1,638,700	$606,379	$248,470	$264,839	$2,758,388

(1)  At June 30, 2003, these amounts were issued under the 2003 Revolver and the institutional letter of credit facility under our 2003 Credit Facility.

These financial instruments are issued in the normal course of business and are not debt of the company. Since we currently have no liability for these financial assurance instruments they are not reflected in the accompanying Consolidated Balance Sheets. The underlying obligations of the financial assurance instruments would be valued and recorded in the Consolidated Balance Sheets if it is probable that we would be unable to perform our obligations under the financial assurance contracts. We do not expect this to occur.

Off-balance sheet arrangements —

We have no off-balance sheet debt or similar obligations, other than financial assurance instruments discussed above which are not debt of the company. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt.

Guarantees —

We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the Consolidated Financial Statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that may become known in the future but that relate to our activities prior to the divestiture. As of June 30, 2003, we estimate the contingent obligations associated with these indemnifications to be deminimus.

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

Contingencies —

During 2002, we received notification from the IRS disallowing all of a capital loss included in BFI’s July 30, 1999 tax return. If such disallowance is upheld, we estimate it could have a federal and state income tax effect of up to $310 million plus accrued interest through June 30, 2003 of approximately $46 million. We also received a notification from the IRS assessing a penalty of between 20% and 40% of the additional income tax resulting from the disallowance.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. We evaluate performance based on several factors, of which the primary financial measure is operating income before depreciation and amortization. Consistent with our decentralized operating structure, management uses operating income before depreciation and amortization to evaluate field operating performance, since it represents operational cash flows and is a profit measure of components that are within the control of the operating units. The accounting policies of the segments are the same as those described in the Organization and Summary of Significant Accounting Policies.

We manage our operations through four geographic operating segments: Eastern, Southern, Central and Western. Each area is responsible for managing several vertically integrated operations, which are comprised of three regions. The tables below reflect certain geographic information relating to our continuing operations for the six and three months ended June 30, 2003 and 2002 (in thousands):

	Six Months Ended June 30, 2003		Six Months Ended June 30, 2002

		Operating income		Operating income
		before depreciation		before depreciation
	Revenues	and amortization	Revenues	and amortization

Eastern	$717,939	$195,701	$730,257	$213,269
Southern	644,609	216,544	658,562	231,494
Central	698,770	232,499	686,389	254,962
Westem	598,477	205,916	575,275	200,203

Total	$2,659,795	$850,660	$2,650,483	$899,928

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2002

		Operating income		Operating income
		before depreciation		before depreciation
	Revenues	and amortization	Revenues	and amortization

Eastern	$378,562	$104,831	$380,526	$112,891
Southern	329,632	113,861	331,712	117,094
Central	369,428	124,206	359,331	134,441
Western	306,889	106,329	295,523	104,063

Total	$1,384,511	$449,227	$1,367,092	$468,489

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of reportable segment primary financial measure to income from continuing operations before income taxes and minority interest (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

Total operating income before depreciation and amortization for reportable segments	$850,660	$899,928	$449,227	$468,489
Other(1)	(51,647)	(57,012)	(27,669)	(25,303)
Depreciation and amortization	(270,785)	(241,979)	(140,940)	(123,996)
Interest expense	(428,254)	(425,080)	(235,891)	(228,849)

Income from continuing operations before income taxes and minority interest	$99,974	$175,857	$44,727	$90,341

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on an area basis.

Reconciliation of reportable segment revenues to external revenues from continuing operations (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

Total revenues	$2,659,795	$2,650,483	$1,384,511	$1,367,092
Other(1)	18,269	13,749	9,926	6,979

Total external revenues from continuing operations	$2,678,064	$2,664,232	$1,394,437	$1,374,071

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on an area basis.

Amounts and percentages of our total revenue from continuing operations attributable to services provided (in thousands, except percentages):

	Six Months Ended June 30,				Three Months Ended June 30,

	2003		2002		2003		2002

Collection	$2,023,707	61.4%	$2,040,831	62.9%	$1,038,484	60.2%	$1,038,900	61.8%
Disposal(1)	1,072,433	32.5	1,009,091	31.1	577,259	33.5	536,662	31.9
Recycling	122,871	3.7	109,332	3.4	67,278	3.9	63,093	3.8
Other	79,426	2.4	83,619	2.6	40,956	2.4	41,969	2.5

	3,298,437	100.0%	3,242,873	100.0%	1,723,977	100.0%	1,680,624	100.0%

Intercompany	(620,373)		(578,641)		(329,540)		(306,553)

Reported Revenues	$2,678,064		$2,664,232		$1,394,437		$1,374,071

(1)	Revenues from landfills and transfer stations are included in disposal.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The revenues and operating income before depreciation and amortization from discontinued operations by geographic location are as follows (in thousands):

	Six Months Ended June 30, 2003		Six Months Ended June 30, 2002

		Operating income		Operating income
		before		before
		depreciation and		depreciation and
	Revenues	amortization	Revenues	amortization

Eastern	$36,139	$6,404	$37,358	$6,203
Southern	9,615	1,321	9,344	1,598
Westem	6,368	1,652	6,661	1,416

Total	$52,122	$9,377	$53,363	$9,217

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2002

		Operating income		Operating income
		before		before
		depreciation and		depreciation and
	Revenues	amortization	Revenues	amortization

Eastern	$18,734	$3,601	$19,719	$3,365
Southern	4,958	560	4,754	760
Western	3,199	695	3,376	681

Total	$26,891	$4,856	$27,849	$4,806

11.	Condensed Consolidating Financial Statements of Allied Waste Industries, Inc.

The 1998 Senior Notes, 1999 Notes, 2001 Senior Notes and 2002 Senior Notes issued by Allied NA (our wholly-owned subsidiary) and certain debt of BFI (all of which are no longer registered under the Securities Exchange Act of 1934) are guaranteed by us. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are Consolidating Balance Sheets as of June 30, 2003 and December 31, 2002, the related Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2003 and June 30, 2002 and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2003 and 2002 of Allied Waste Industries, Inc. (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors):

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET
(in millions)

	June 30, 2003

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current Assets –
Cash and cash equivalents	$0.1	$4.9	$56.2	$4.5	$—	$65.7
Accounts receivable, net	—	—	656.3	51.7	—	708.0
Prepaid and other current assets	—	0.4	99.4	19.1	—	118.9
Deferred income taxes, net	—	—	93.4	5.9	—	99.3

Total current assets	0.1	5.3	905.3	81.2	—	991.9
Property and equipment, net	—	3.8	3,959.6	39.7	—	4,003.1
Goodwill, net	—	—	8,472.6	20.7	—	8,493.3
Investment in subsidiaries	1,727.2	14,481.0	—	72.4	(16,280.6)	—
Other assets, net	—	127.1	97.8	104.4	(81.8)	247.5

Total assets	$1,727.3	$14,617.2	$13,435.3	$318.4	$(16,362.4)	$13,735.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities –
Current portion of long- term debt	$—	$15.0	$230.3	$—	$—	$245.3
Accounts payable	—	0.1	432.7	4.0	—	436.8
Current portion of accrued capping, closure, post-closure and environmental costs	—	—	95.6	0.4	—	96.0
Accrued interest	—	—	187.3	—	—	187.3
Other accrued liabilities	26.2	187.9	(1.2)	158.0	—	370.9
Unearned revenue	—	—	232.9	2.2	—	235.1

Total current liabilities	26.2	203.0	1,177.6	164.6	—	1,571.4
Long-term debt, less current portion	—	7,125.7	687.6	148.2	—	7,961.5
Deferred income taxes	—	—	540.1	(9.9)	—	530.2
Accrued capping, closure, post-closure and environmental costs, less current portion	—	—	770.9	2.8	—	773.7
Due to/(from) parent	(785.1)	3,783.0	(2,974.2)	(301.9)	278.2	—
Other long-term obligations	15.8	92.3	352.9	49.4	(81.8)	428.6
Commitments and contingencies
Series A senior convertible preferred stock	1,287.4	—	—	—	—	1,287.4
Stockholders’ equity	1,183.0	3,413.2	12,880.4	265.2	(16,558.8)	1,183.0

Total liabilities and stockholders’ equity	$1,727.3	$14,617.2	$13,435.3	$318.4	$(16,362.4)	$13,735.8

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET
(in millions)

	December 31, 2002

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current Assets –
Cash and cash equivalents	$0.1	$5.4	$172.7	$1.6	$—	$179.8
Accounts receivable, net	—	—	663.6	12.2	—	675.8
Prepaid and other current assets	—	—	74.6	37.5	—	112.1
Deferred income taxes, net	—	—	100.2	4.2	—	104.4

Total current assets	0.1	5.4	1,011.1	55.5	—	1,072.1
Property and equipment, net	—	—	4,032.5	20.2	—	4,052.7
Goodwill, net	—	—	8,458.0	72.4	—	8,530.4
Investment in subsidiaries	3,510.7	12,527.3	—	—	(16,038.0)	—
Other assets, net	—	146.7	111.7	113.7	(98.4)	273.7

Total assets	$3,510.8	$12,679.4	$13,613.3	$261.8	$(16,136.4)	$13,928.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities –
Current portion of long-term debt	$—	$—	$163.5	$—	$—	$163.5
Accounts payable	—	0.8	421.1	4.6	—	426.5
Current portion of accrued capping, closure, post-closure and environmental costs	—	—	95.3	—	—	95.3
Accrued interest	—	157.2	24.9	—	—	182.1
Other accrued liabilities	50.4	—	167.4	139.3	—	357.1
Unearned revenue	—	—	222.9	2.4	—	225.3

Total current liabilities	50.4	158.0	1,095.1	146.3	—	1,449.8
Long-term debt, less current portion	—	7,807.0	911.7	—	—	8,718.7
Deferred income taxes	—	—	519.8	(9.9)	—	509.9
Accrued capping, closure, post- closure and environmental costs	—	—	862.1	2.6	—	864.7
Due to/(from) parent	1,509.2	1,103.5	(2,554.7)	(58.0)	—	—
Other long-term obligations	15.2	125.8	407.2	—	(98.4)	449.8
Commitments and contingencies
Series A senior convertible preferred stock	1,246.9	—	—	—	—	1,246.9
Stockholders’ equity	689.1	3,485.1	12,372.1	180.8	(16,038.0)	689.1

Total liabilities and stockholders’ equity	$3,510.8	$12,679.4	$13,613.3	$261.8	$(16,136.4)	$13,928.9

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Six Months Ended June 30, 2003

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$2,583.7	$94.4	$—	$2,678.1
Cost of operations	—	—	1,563.1	75.2	—	1,638.3
Selling, general and administrative expenses	6.9	0.3	226.8	6.8	—	240.8
Depreciation and amortization	—	—	268.7	2.1	—	270.8

Operating (loss) income	(6.9)	(0.3)	525.1	10.3	—	528.2
Equity in earnings of subsidiaries	(76.7)	(216.9)	—	—	293.6	—
Interest expense (income)	45.7	336.9	48.6	(3.0)	—	428.2
Intercompany interest expense (income)	(28.1)	(9.4)	40.3	(2.8)	—	—
Management fees	(2.5)	—	2.0	0.5	—	—

Income (loss) before income taxes	54.7	(110.9)	434.2	15.6	(293.6)	100.0
Income tax expense (benefit)	(9.1)	(131.1)	176.4	6.3	—	42.5
Minority interest	—	—	0.9	—	—	0.9

Net income before discontinued operations and cumulative effect of change in accounting principle	63.8	20.2	256.9	9.3	(293.6)	56.6
Discontinued operations, net of tax	—	—	7.2	—	—	7.2
Cumulative effect of change in accounting principle, net of tax	29.2	—	29.2	—	(29.2)	29.2

Net income	93.0	20.2	293.3	9.3	(322.8)	93.0
Dividends on preferred stock	(45.4)	—	—	—	—	(45.4)

Net income available to common shareholders	$47.6	$20.2	$293.3	$9.3	$(322.8)	$47.6

	Three Months Ended June 30, 2003

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,341.6	$52.8	$—	$1,394.4
Cost of operations	—	—	813.8	38.4	—	852.2
Selling, general and administrative expenses	3.8	0.1	111.6	5.2	—	120.7
Depreciation and amortization	—	—	139.9	1.0	—	140.9

Operating (loss) income	(3.8)	(0.1)	276.3	8.2	—	280.6
Equity in earnings of subsidiaries	(50.1)	(96.3)	—	—	146.4	—
Interest expense (income)	45.4	163.8	27.7	(1.0)	—	235.9
Intercompany interest expense (income)	(14.1)	(4.7)	20.5	(1.7)	—	—
Management fees	(2.5)	—	2.2	0.3	—	—

Income (loss) before income taxes	17.5	(62.9)	225.9	10.6	(146.4)	44.7
Income tax expense (benefit)	(13.4)	(63.7)	92.3	4.2	—	19.4
Minority interest	—	—	0.4	—	—	0.4

Net income before discontinued operations	30.9	0.8	133.2	6.4	(146.4)	24.9
Discontinued operations, net of tax	—	—	6.0	—	—	6.0

Net income	30.9	0.8	139.2	6.4	(146.4)	30.9
Dividends on preferred stock	(25.4)	—	—	—	—	(25.4)

Net income available to common shareholders	$5.5	$0.8	$139.2	$6.4	$(146.4)	$5.5

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Six Months Ended June 30, 2002

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$2,545.6	$118.6	$—	$2,664.2
Cost of operations	—	—	1,508.7	75.1	—	1,583.8
Selling, general and administrative expenses	4.7	0.3	228.8	3.8	—	237.6
Depreciation and amortization	—	—	229.4	12.6	—	242.0

Operating (loss) income	(4.7)	(0.3)	578.7	27.1	—	600.8
Equity in earnings of subsidiaries	(82.9)	(299.2)	—	—	382.1	—
Interest expense (income)	0.9	374.5	49.3	0.4	—	425.1
Intercompany interest expense (income)	(39.4)	(16.5)	55.3	0.6	—	—
Management fees	(2.5)	—	2.1	0.4	—	—

Income (loss) before income taxes	119.2	(59.1)	472.0	25.7	(382.1)	175.7
Income tax expense (benefit)	14.9	(141.6)	187.9	11.2	—	72.4
Minority interest	—	—	1.1	—	—	1.1

Net income before discontinued operations	104.3	82.5	283.0	14.5	(382.1)	102.2
Discontinued operations, net of tax	—	—	2.1	—	—	2.1

Net income	104.3	82.5	285.1	14.5	(382.1)	104.3
Dividends on preferred stock	(38.0)	—	—	—	—	(38.0)

Net income available to common shareholders	$66.3	$82.5	$285.1	$14.5	$(382.1)	$66.3

	Three Months Ended June 30, 2002

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,320.4	$53.7	$—	$1,374.1
Cost of operations	—	—	775.7	37.8	—	813.5
Selling, general and administrative expenses	0.3	0.1	115.2	1.8	—	117.4
Depreciation and amortization	—	—	119.4	4.6	—	124.0

Operating (loss) income	(0.3)	(0.1)	310.1	9.5	—	319.2
Equity in earnings of subsidiaries	(41.2)	(158.8)	—	—	200.0	—
Interest expense (income)	0.4	202.6	25.7	0.1	—	228.8
Intercompany interest expense (income)	(19.8)	(8.2)	27.7	0.3	—	—
Management fees	(1.3)	—	1.1	0.2	—	—

Income (loss) before income taxes	61.6	(35.7)	255.6	8.9	(200.0)	90.4
Income tax expense (benefit)	8.3	(76.8)	102.2	4.0	—	37.7
Minority interest	—	—	0.5	—	—	0.5

Net income before discontinued operations	53.3	41.1	152.9	4.9	(200.0)	52.2
Discontinued operations, net of tax	—	—	1.1	—	—	1.1

Net income	53.3	41.1	154.0	4.9	(200.0)	53.3
Dividends on preferred stock	(19.3)	—	—	—	—	(19.3)

Net income available to common shareholders	$34.0	$41.1	$154.0	$4.9	$(200.0)	$34.0

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30, 2003

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash (used for) provided by operating activities	$(95.6)	$(2,137.2)	$2,463.3	$150.4	$—	$380.9
Investing activities –
Cost of acquisitions, net of proceeds from divestitures	—	—	14.1	—	—	14.1
Capital expenditures, excluding acquisitions	—	—	(211.1)	(4.5)	—	(215.6)
Capitalized interest	—	—	(7.1)	—	—	(7.1)
Proceeds from sale of fixed assets	—	—	11.6	—	—	11.6
Change in deferred acquisitions costs, notes receivable and other	—	—	(8.0)	—	—	(8.0)

Cash used for investing activities	—	—	(200.5)	(4.5)	—	(205.0)

Financing activities –
Net proceeds from exercise of stock options	95.6	—	—	—	—	95.6
Change in disbursement account	—	—	4.7	—	—	4.7
Net proceeds from sale of Series C Preferred Stock	333.1	—	—	—	—	333.1
Proceeds from long-term debt, net of issuance costs	—	359.1	2,080.7	—	—	2,439.8
Repayments of long-term debt	—	(508.5)	(2,653.4)	—	—	(3,161.9)
Intercompany between issuer and subsidiary	(333.1)	2,286.1	(1,810.0)	(143.0)	—	—

Cash (used for) provided by financing activities	95.6	2,136.7	(2,378.0)	(143.0)	—	(288.7)

Cash used for discontinued operations	—	—	(1.3)	—	—	(1.3)

Increase (decrease) in cash and cash equivalents	—	(0.5)	(116.5)	2.9	—	(114.1)
Cash and cash equivalents, beginning of period	0.1	5.4	172.7	1.6	—	179.8

Cash and cash equivalents, end of period	$0.1	$4.9	$56.2	$4.5	$—	$65.7

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30, 2002

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash (used for) provided by operating activities	$(95.6)	$(226.7)	$723.1	$53.7	$—	$454.5
Investing activities –
Cost of acquisitions, net of proceeds from divestitures	—	—	(13.7)	—	—	(13.7)
Capital expenditures, excluding acquisitions	—	—	(151.9)	(196.8)	—	(348.7)
Capitalized interest	—	—	(12.3)	—	—	(12.3)
Proceeds from sale of fixed assets	—	—	14.1	1.4	—	15.5
Change in deferred acquisitions costs, notes received and other	—	—	(22.4)	—	—	(22.4)

Cash used for investing activities	—	—	(186.2)	(195.4)	—	(381.6)

Financing activities –
Net proceeds from sale of common stock and exercise of stock options	—	—	2.5	—	—	2.5
Change in disbursement account	—	—	(64.1)	—	—	(64.1)
Proceeds from long-term debt, net of issuance costs	—	304.9	(1.9)	192.7	—	495.7
Repayments of long-term debt	—	(492.8)	(6.1)	(12.0)	—	(510.9)
Intercompany and capital funding between issuer and subsidiary	95.6	408.8	(434.8)	(69.6)	—	—

Cash (used for) provided by financing activities	95.6	220.9	(504.4)	111.1	—	(76.8)

Cash provided by discontinued operations	—	—	4.5	—	—	4.5

Increase (decrease) in cash and cash equivalents	—	(5.8)	37.0	(30.6)	—	0.6
Cash and cash equivalents, beginning of period	0.1	8.9	115.5	34.1	—	158.6

Cash and cash equivalents, end of period	$0.1	$3.1	$152.5	$3.5	$—	$159.2

12. Subsequent Event

On July 31, 2003, we announced that we reached an agreement with the holders of the Series A Preferred Stock to exchange all of their shares for shares of our common stock. The Series A Preferred stock had a stated value of $1.287 billion at June 30, 2003, which represents the original issuance amount plus cumulative accrued and unpaid dividends. The liquidation preference on the Series A Preferred Stock will continue to increase by the 6.5% cumulative dividend until the completion of the transaction. Based on the approximate market value of our common stock, we have agreed to exchange all of the Series A Preferred Stock outstanding for 110.5 million shares of common stock. We expect that our outstanding shares on a fully diluted basis after the exchange is completed will be approximately 350 million shares and that our dividend expense will decrease by approximately $80 million annually.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The offer to exchange was approved by a special committee of non-affiliated, independent directors of our Board of Directors and was approved by the full Board of Directors. The special committee was advised by Goldman, Sachs and Co. in connection with this transaction. The completion of this transaction is subject to certain approvals, including approval by our shareholders and our lenders under the 2003 Credit Facility. The holders of the Series A Preferred Stock have agreed to vote in favor of the transaction which accounts for approximately 35% of our outstanding shares through direct and beneficial ownership. Under the terms of the agreement, the holders of the Series A Preferred Stock will be restricted from selling the shares of common stock they receive for one year subsequent to the closing.

The exchange will be accounted for as an induced conversion. The difference between the fair value of our common stock issued and the fair value of our common stock that the holders of the Series A Preferred Stock could have converted into under the original terms of the Series A Preferred Stock agreement will be recorded as a charge to net income available to common shareholders on the closing date. We anticipate the charge recorded for the induced conversion will increase and decrease additional paid in capital and therefore, will not impact total stockholders’ equity. The measurement date for accounting purposes will be the date all conditions for closing have been met, including shareholder and bank approval. As a result, the exact amount will not be known until we determine a measurement date, however we expect the non-cash charge to be material.

Separately, on July 28, 2003 the Board of Directors adopted an amendment to its Stockholders Rights Plan to change the termination date of the plan to July 28, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein.

Introduction

Allied Waste Industries, Inc. (Allied or we), a Delaware corporation, is the second largest non-hazardous solid waste management company in the United States. We operate as a vertically integrated company providing collection, transfer, disposal and recycling services for approximately 10 million residential, commercial and industrial customers. We serve customers through a network of 333 collection companies, 171 transfer stations, 171 active landfills, and 64 recycling facilities within 39 states.

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

Revenues. Our revenues result primarily from fees charged to customers for waste collection, transfer, recycling and disposal services. We also generate revenue from the sale of recycled commodities. We record revenue as services are provided, including instances where services are billed in advance of the service being provided. The following tables show the percentage of our total reported revenues from continuing operations by geographic area and by service line.

Revenues by Area (in thousands, except percentages) :

	Six Months Ended June 30,

	2003		2002

Eastern	$717,939	26.8%	$730,257	27.4%
Southern	644,609	24.1	658,562	24.7
Central	698,770	26.1	686,389	25.8
Western	598,477	22.3	575,275	21.6
Other (1)	18,269	0.7	13,749	0.5

Total revenues	$2,678,064	100.0%	$2,664,232	100.0%

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization.

Revenues by Service Line (in thousands, except percentages):

	Six Months Ended June 30,

	2003		2002

Collection(1)	$2,023,707	61.4%	$2,040,831	62.9%
Disposal (2)	1,072,433	32.5	1,009,091	31.1
Recycling	122,871	3.7	109,332	3.4
Other	79,426	2.4	83,619	2.6

	3,298,437	100.0%	3,242,873	100.0%

Intercompany	(620,373)		(578,641)

Reported revenues	$2,678,064		$2,664,232

(1)	For 2003 and 2002, collection revenues consist of 71% revenues from commercial customers and 29% revenues from residential customers.

(2)	Revenues from landfills and transfer stations are included in disposal.

Operating Expenses. Cost of operations includes expenses related to labor, repairs and maintenance, equipment and facility rent, fuel, utilities and taxes, environmental compliance and remediation, safety and insurance, and costs of independent haulers transporting our waste to the disposal site. Additionally, cost of operations includes disposal costs which consists of third-party disposal costs, landfill taxes, host community fees, landfill royalty payments, landfill site maintenance, landfill financial assurance costs, fuel and other equipment operating expenses and provision and accretion for capping, closure and post-closure liability. Gains or losses on sale of assets used in our operations are also included in cost of operations.

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

Critical Accounting Judgments and Estimates

We identified and discussed our critical accounting judgments and estimates in our Annual Report on Form 10-K for the year ended December 31, 2002 and discussed an update to those judgments and estimates in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time of the valuations. Actual results may differ significantly from estimates under different assumptions or conditions.

Results of Operations

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated.

	Six Months Ended June 30,		Three Months Ended March 31,

	2003	2002	2003	2002

Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	61.2	59.4	61.1	59.2
Selling, general and administrative expenses	9.0	8.9	8.7	8.5
Depreciation and amortization	10.1	9.1	10.1	9.0

Operating income	19.7	22.6	20.1	23.3
Interest expense	16.0	16.0	16.9	16.7

Income before income taxes	3.7	6.6	3.2	6.6
Income tax expense	1.6	2.7	1.4	2.7
Minority interest	0.0	0.0	0.0	0.0

Income before discontinued operations and cumulative effect of change in accounting principle	2.1	3.9	1.8	3.9
Discontinued operations, net of tax	(0.3)	(0.1)	(0.4)	(0.1)
Cumulative effect of accounting change, net of tax	(1.1)	—	—	—

Net income	3.5	4.0	2.2	4.0
Dividends on preferred stock	1.7	1.4	1.8	1.4

Net income available to common shareholders	1.8%	2.6%	0.4%	2.6%

Three and Six Months Ended June 30, 2003 and 2002

During the second quarter of 2003, we determined that certain operations we are divesting of as part of our previously announced divestiture plan were discontinued operations. The operations include hauling operations in South Carolina, Georgia and Colorado which were sold at the end of second quarter 2003 and hauling, transfer and material recovery facilities in New Jersey for which we have signed a definitive agreement to sell with the closing expected later in 2003. Prior period results of these operations have been reclassified to discontinued operations. The following discussion relates to our continuing operations.

Revenues. For the three months ended June 30, 2003, revenues were $1.394 billion compared to the same period in the prior year of $1.374 billion, an increase of 1.5%. Core business revenues (excluding commodity) on a same store basis increased by $28 million due to an increase in volumes of $34 million, partially offset by a decline in per unit pricing of $6 million. Net divested revenues (excluding amounts included in discontinued operations) were $11 million As a result of our pricing program that was initiated in May 2003, our trend in per unit pricing is improving. Increases in landfill volumes represented approximately one-half of the increase in core business revenues. The increase in landfill volumes was partially offset by a slight decline in per unit pricing for the second quarter 2003 when compared with the same period in 2002. Revenue from the collection businesses increased quarter over quarter with an increase in volume offset by a decline in per unit pricing. Commodity revenues increased by $8 million in the second quarter of 2003 compared to the same period of 2002 primarily due to an increase in the per unit average price for our primary commodities, offset by a decline in commodity volumes. The increase in core business revenue was offset by and a decrease in other non-core revenues of $5 million.

For the six months ended June 30, 2003, revenues were $2.678 billion compared to $2.664 billion for the same period in 2002, an increase of approximately 0.5%. The increase in revenues reflects an increase in core business revenues of $27 million and an increase in commodity revenues and other non-core revenues of $31 million, offset by $44 million of net divested revenues. Core business revenues increased as a result of increased volumes of approximately $48 million, offset by a decline in per unit price of $21 million. Through the first part of 2003, we have continued to experience pricing pressures as a result of general economic conditions. The increase in commodity revenues is primarily due to an increase in our per unit average price, offset by a decline in volume when compared to the same period in the prior year. The decline in commodity volume is due primarily to the sale or closure of processing facilities .

Cost of Operations. For the three and six months ended June 30, 2003, cost of operations was $852.2 million and $1.638 billion compared to $813.5 million and $1.584 billion for the same periods last year, reflecting increases of 4.8% and 3.4%, respectively. For the three and six-month periods, cost of sales as a percent of revenues increased by 1.9% and 1.8%, respectively. The increase is primarily attributable to inflationary increases in costs and increases in insurance and financial assurance costs in excess of inflation increases and the increase in costs associated with increased volumes. These cost increases were offset by a favorable variance for the three and six month periods of $7 million and $13 million, respectively, in capping, closure and post-closure provision from the change in accounting upon our adoption of SFAS 143.

Selling, General and Administrative Expenses. For the three and six months ended June 30, 2003, selling, general and administrative expenses were $120.7 million and $240.8 million compared to $117.4 million and $237.6 million for the same periods in 2002, an increase of 2.8% and 1.3%, respectively. Second quarter 2003 selling, general and administrative expenses were 8.7% of revenues compared to 8.5% for second quarter 2002. The increase is primarily due to normal inflationary increases in costs.

Depreciation and Amortization. For the three months ended June 30, 2003, depreciation and amortization was $140.9 million compared to $124.0 million in 2002, an increase of 13.7%. Depreciation and amortization was $270.8 million for the six months ended June 30, 2003, compared to $242.0 million for the same period in 2002, an increase of 11.9%. As a percentage of revenues, depreciation and amortization expense increased to 10.1% from 9.0% and to 10.1% from 9.1% for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. The increase is attributable to an increase in landfill amortization as a result of the increase in landfill volumes of approximately 7% for the first half of 2003 as compared to the same period in 2002 and the adoption of SFAS 143, which changed our accounting for landfill liabilities and resulted in an increase in landfill assets to be amortized.

Interest expense. Interest expense was $235.9 million and $228.8 million for the three months ended June 30, 2003 and 2002, respectively. Interest expense was $428.3 million and $425.1 million for the six months ended June 30, 2003 and 2002, respectively. Interest expense for the three and six months ended June 30, 2003 includes $52.1 million and $53.8 million, respectively, of expense related to the write-off of deferred and current financing costs associated with debt repayments and refinancings. Additionally, included in interest expense, during the three and six months ended June 30, 2003 is $5.4 million and $12.3 million, respectively, of amortization of amounts in accumulated other comprehensive income in stockholders’ equity and a gain of $11.2 million and $21.1 million, respectively, related to the change in market value of our de-designated interest rate swap contracts. Due to the unpredictability of the mark to market impact, we evaluate interest expense excluding the effects of de-designation.

Interest expense for the three and six months ended June 30, 2003 and 2002 before the effect of accounting for de-designated interest rate swap contracts and the write-off of financing costs, was $190.2 million and $384.7 million compared to $205.7 million and $410.8 million, representing a decrease of 7.5% and 6.4%. The decrease is attributable primarily to the repayment of debt from our continued de-leveraging strategy and the expiration of interest rate swap contracts that are at interest rates higher then market rates. At June 30, 2003, the interest rate on all of our debt was fixed, 82% directly through a fixed coupon, and 18% through interest rate swap contracts.

Income Taxes. Income taxes reflect an effective tax rate of 43.9% and 42.9% for the three and six months ended June 30, 2003 respectively, and 42% and 41.5% for the three and six months ended June 30, 2002, respectively. The effective tax rate deviates from the federal statutory rate of 35% primarily due to state income taxes.

Discontinued Operations. Discontinued operations in the second quarter of 2003 included a $23.4 million pretax loss for the write-down of assets to fair value, offset by a $28.0 million tax benefit. Certain of the operations to be divested are pursuant to a stock sale agreement. We had additional tax basis in the stock of these operations, which could not previously be recognized. The planned divestiture and expected utilization of the resulting capital loss for tax purposes allowed us to record the benefit.

Cumulative Effect of Change in Accounting Principle, Net of Tax. Upon adoption of SFAS 143, Accounting for Asset Retirement Obligations, we recorded a cumulative effect of change in accounting principle was recorded of $29.2 million, net of income tax expense of $19.5 million.

Dividends on Preferred Stock. Dividends on preferred stock were $25.4 million and $45.4 million for the three and six months ended June 30, 2003, compared to $19.3 million and $38.0 million, respectively, for the same periods in 2002. The increase in the dividends for 2003 compared to 2002 is primarily due to the 6.25% dividends on the Series C Preferred Stock that was issued in April 2003. Dividends on the Series C Preferred Stock are payable in cash. The dividends for both 2003 and 2002 reflect the 6.5% dividend on the liquidation preference of the Series A Preferred Stock issued on July 30, 1999 in connection with the financing of the acquisition of BFI. Dividends on the Series A Preferred Stock were not paid in cash, instead, the liquidation preference of the preferred stock increased by accrued, but unpaid dividends. The liquidity and capital resources discussion below discusses the anticipated conversion of the Series A Preferred Stock to common stock, including the cumulative dividends that have been accrued.

Liquidity and Capital Resources

We meet operational liquidity needs with operating cash flow. When non-operating liquidity needs arise, such as funding our debt maturities and capital expenditure requirements, they are met, if not from remaining operating cash flow, with borrowings under our 2003 Revolver. At June 30, 2003, we had $814.3 million available under the 2003 Revolver.

During the six months ended June 30, 2003, we used proceeds from the issuance of common stock and the Series C Preferred Stock of $427.5 million, cash provided by operations of $380.8 million, net proceeds from divestitures of $14.1 million, proceeds from the sale of fixed assets of $11.6 million and $114.0 million of our cash balance at the beginning of the period to:

•	fund $215.6 million of capital expenditures,

•	reduce debt by $675.3 million, net of issuance cost associated with refinancing the 1999 Credit Facility, and

•	fund $57.1 million of other non-operating net cash outflows.

During the six months ended June 30, 2002, we used cash provided from operations of $454.5 million, and proceeds from the sale of fixed assets of $15.5 million to:

•	fund $348.6 million of capital expenditures,

•	reduce debt by $9.1 million,

•	fund $13.7 million of net acquisitions,

•	fund outstanding checks of $64.2 million, and

•	fund $34.4 million of other non-operating net cash outflows.

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

At June 30, 2003, our debt structure consisted primarily of:

•	$1.26 billion outstanding under our 2003 Credit Facility,

•	$450 million of senior notes issued in 2003,

•	$375 million of senior notes issued in 2002,

•	$1.35 billion of senior notes issued in 2001,

•	$2.0 billion of senior subordinated notes issued in 1999,

•	$1.7 billion of senior notes issued in 1998,

•	$900 million of debt assumed in connection with the BFI acquisition, and

•	$148.2 million borrowed under the receivables securitization program.

At June 30, 2003, we had a revolver capacity commitment of $1.5 billion with $59.3 million drawn and $626.4 million of letters of credit outstanding under our 2003 Revolver. We had aggregate availability under the 2003 Revolver of approximately $814.3 million for working capital, letters of credit, acquisitions and other general corporate purposes. All amounts under our $200 million institutional letter of credit facility were used for letters of credit at June 30, 2003.

The following table provides additional maturity detail of our long-term debt obligations at June 30, 2003. (Amounts in millions.)

Debt	2003	2004	2005	2006	2007	2008	Thereafter	Total

2003 Revolver	$—	$—	$—	$—	$—	$59.3	$—	$59.3
2003 Term Loan B due 2010	15.0	15.0	15.0	15.0	15.0	15.0	1,110.0	1,200.0
Receivables secured loan	—	—	—	—	—	148.2	—	148.2
7.375% Senior notes	—	225.0	—	—	—	—	—	225.0
7.875% BFI Senior notes	—	—	69.5	—	—	—	—	69.5
7.625% Senior notes	—	—	—	600.0	—	—	—	600.0
8.875% Senior notes	—	—	—	—	—	600.0	—	600.0
8.50% Senior notes	—	—	—	—	—	750.0	—	750.0
6.375% BFI Senior notes	—	—	—	—	—	161.2	—	161.2
7.875% Senior notes due 2009	—	—	—	—	—	—	875.0	875.0
7.875% Senior notes due 2013	—	—	—	—	—	—	450.0	450.0
10.00% Senior sub notes due 2009	—	—	—	—	—	—	2,000.0	2,000.0
9.25% Senior notes due 2012	—	—	—	—	—	—	375.0	375.0
9.25% BFI debentures due 2021	—	—	—	—	—	—	99.5	99.5
7.40% BFI debentures due 2035	—	—	—	—	—	—	360.0	360.0
Other debt	2.6	5.0	15.1	5.1	0.8	0.3	295.8	324.7

Total principal due	$17.6	$245.0	$99.6	$620.1	$15.8	$1,734.0	$5,565.3	$8,297.4
Discount, net	—	—	(1.0)	—	—	(14.4)	(75.2)	(90.6)

Total debt balance	$17.6	$245.0	$98.6	$620.1	$15.8	$1,719.6	$5,490.1	$8,206.8

We have no off-balance sheet debt or similar obligations, other than financial assurance instruments discussed under Commitments and Contingencies which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt.

Our 2003 Credit Facility and the indentures relating to our senior subordinated notes and our senior notes contain financial covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions.

Under the 2003 Credit Facility, we are subject to the following financial covenants:

Minimum Interest Coverage:

From the	Through the	EBITDA(1)/
Quarter Ending	Quarter Ending	Interest

March 31, 2003	September 30, 2003	1.90x
December 31, 2003	September 30, 2004	2.00x
December 31, 2004	June 30, 2005	2.15x
September 30, 2005	June 30, 2006	2.25x
September 30, 2006	March 31, 2007	2.50x
June 30, 2007	September 30, 2007	2.75x
December 31, 2007	Thereafter	3.00x

Maximum Leverage:

From the	Through the	Total Debt/
Quarter Ending	Quarter Ending	EBITDA (1)

March 31, 2003	September 30, 2003	5.75x
December 31, 2003	September 30, 2004	5.50x
December 31, 2004	September 30, 2005	4.75x
December 31, 2005	September 30, 2006	4.50x
December 31, 2006	September 30, 2007	4.00x
December 31, 2007	Thereafter	3.50x

At June 30, 2003, we were in compliance with all financial covenants under our 2003 Credit Facility. At June 30, 2003, Total Debt/EBITDA(1) ratio, as defined by the 2003 Credit Facility, was 4.75:1 and our EBITDA(1)/Interest ratio was 2.21:1. We are not subject to any minimum net worth covenants.

(1)  EBITDA used for covenants is calculated in accordance with the definition in our credit facility agreement (see exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2003). In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants.

We are required to make prepayments on the 2003 Credit Facility upon completion of certain transactions as defined in the credit facility, including asset sales and issuances of debt or equity securities. Proceeds from these transactions are to be applied pursuant to the 2003 Credit Facility. We are also required to make prepayments on the 2003 Credit Facility for 50% of any excess cash flows from operations, as defined. This could result in usage of the 2003 Revolver to accommodate cash timing differences. Factors primarily causing excess cash flow, as defined, could include increases in operating cash flow, lower capital expenditures and working capital requirements, net divestitures or other favorable cash generating activities. Cash flow available to repay debt in excess of the current year’s maturities will be ratably applied to future maturities.

The 2003 Credit Facility contains certain restrictions, including restrictions on our ability to pay dividends on our common and preferred stock. However, we are able to pay cash dividends on the Series C Preferred Stock and after July 30, 2004 pay up to $75 million of cash dividends on the Series A Preferred Stock even if our leverage ratio is in excess of 4:1.

On July 31, 2003 we announced that we reached an agreement with the holders of the Series A Preferred Stock to exchange all of their shares for shares of our common stock. The Series A Preferred stock had a stated value of $1.287 billion at June 30, 2003, which represents the original issuance amount plus cumulative accrued and unpaid dividends. The liquidation preference on the Series A Preferred Stock will continue to increase by the 6.5% cumulative dividend until the completion of the transaction. Based on the approximate market value of our common stock, we have agreed to exchange all of the Series A Preferred Stock outstanding for 110.5 million shares of common stock. We expect that our outstanding shares on a fully diluted basis after the exchange is completed will be approximately 350 million shares and that our dividend expense will decrease by approximately $80 million annually.

The offer to exchange was approved by a committee of non-affiliated, independent directors of our Board of Directors and was approved by the full Board of Directors. The completion of this transaction is subject to certain approvals, including approval by our shareholders and our lenders under the 2003 Credit Facility. The holders of the Series A Preferred Stock have agreed to vote in favor of the transaction which accounts for approximately 35% of our outstanding shares through direct and beneficial ownership. Under the terms of the agreement, the holders of the Series A Preferred Stock will be restricted from selling the shares of common stock they receive for one year subsequent to the closing. We believe this transaction will allow us to use cash for additional debt reduction that would have been required to be used to pay dividends on the Series A Preferred Stock starting in July 2004.

Financing Plan

We are a highly levered company with $8.2 billion of outstanding debt at June 30, 2003. The vast majority of our debt was incurred to acquire solid waste companies during the past 10 years. Our objective to extend maturities under our 1999 Credit Facility was successfully met upon the completion of the financing plan that we launched at the end of March, which included the issuance of equity and debt and the refinancing of our credit facility (together, the Transactions) as follows:

•	issuance of 12,048,193 shares of $.01 par value common stock for net proceeds of approximately $94 million;

•	issuance of 6.9 million shares of 6.25% 3-year Series C Mandatory Convertible Preferred Stock at a par value of $0.10 and issued at $50 per share for net proceeds of approximately $333 million;

•	issuance of $450 million of 7.875% senior notes due 2013 for net proceeds of approximately $440 million;

•	issuance of approximately $150 million of receivables secured loan under an on-balance sheet accounts receivable securitization program; and

•	refinancing of our 1999 Credit Facility consisting of a $1.5 billion revolving credit facility due 2008, with $1.2 billion term loan due 2010 and a $200 million institutional letter of credit facility. In addition, the 2003 Credit Facility allows us to establish an incremental term loan in an amount up to $250 million and an additional institutional letter of credit facility in an amount up to $500 million.

The refinancing of the 1999 Credit Facility decreased debt maturities for the next 5 years by over $2 billion and increased available liquidity by approximately $400 million. The proceeds from the transactions were used to repay the 1999 Credit Facility.

Our debt maturity schedule after the refinancing of the 1999 Credit Facility reflects annual scheduled payments of $17.6 million, $245.0 million and $99.6 million for the remainder of 2003, 2004 and 2005, respectively. We are anticipating additional repayments of debt during 2003 with our divestiture program, which is expected to generate net proceeds of approximately $300 million representing approximately $450 million in annual revenues. Through June 30, 2003, we have entered into agreements to divest of operations under this divestiture program for expected net proceeds of $120 million representing approximately $190 million in annual revenues, of which we have received approximately $40 million, representing approximately $31 million in annual revenues.

In the future, we expect to continue to repay debt with cash flow from operations and to fund acquisitions with divestiture proceeds. We may from time to time seek to retire outstanding debt through repurchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise.

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

At June 30, 2003, we had the following financial assurance instruments (in thousands):

	Landfill
	Closure/
	Post-	Contract	Risk/Casualty	Collateral for
	Closure	Performance	Insurance	Obligations	Total

Insurance Policies	$932,857	$—	$—	$—	$932,857
Surety Bonds	385,938	538,235	—	—	924,173
Trust Deposits	74,950	—	—	—	74,950
Letters of Credit(1)	244,955	68,144	248,470	264,839	826,408

Total	$1,638,700	$606,379	$248,470	$264,839	$2,758,388

(1)	These amounts are issued under the 2003 Revolver and the institutional letter of credit facility under our 2003 Credit Facility.

These financial assurance instruments are issued in the normal course of business and are not debt of the company. Since we currently have no liability for these financial assurance instruments, they are not reflected in the accompanying Consolidated Balance Sheets. The underlying obligations of the financial assurance instruments would be valued and recorded in the Consolidated Balance Sheets if it is probable that we would be unable to perform our obligations under the financial assurance contracts. We do not expect this to occur.

We are currently under examination by various state and federal taxing authorities for certain tax years. A federal income tax audit for the years ended December 31, 1998 and 1999 is ongoing. A federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999 is completed with the exception of the matter discussed below.

During 2002, we received notification from the IRS disallowing all of a capital loss included in BFI’s July 30, 1999 tax return. If such disallowance is upheld, we estimate it could have a federal and state income tax effect of up to $310 million plus accrued interest through June 30, 2003 of approximately $46 million. We also received a notification from the IRS assessing a penalty of between 20% and 40% of the additional income tax resulting from the disallowance.

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

We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the Consolidated Financial Statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that may become known in the future but that relate to our activities prior to the divestiture. As of June 30, 2003, we estimate the contingent obligations associated with these indemnifications to be deminimis.

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

Disclosure Regarding Forward Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Forward Looking Statements). All statements, other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Generally, these Forward Looking Statements include, among others, statements regarding:

•	our business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies;

•	the adequacy of our cash flow to make payments on our indebtedness and fund other liquidity needs;

•	our ability to continue to achieve price increases under our recently announced pricing initiative;

•	our ability to pay cash dividends in the future;

•	estimates of future expenses, including amortization expense;

•	our ability to increase revenue growth and internal growth by increasing volumes collected and disposed and by increasing the rates for the services we provide;

•	our ability to perform our obligations under financial assurance contracts and our ability to maintain the current amount and mix of financial assurance contracts;

•	our estimate of federal and state income taxes and penalties required to be paid if we do not prevail in our appeal of the IRS’ disallowance of capital losses related to BFI;

•	our expectation that we will complete the divestiture of several operations during 2003;

•	our ability to repay debt with proceeds from our divestitures and operating cash flow; and

•	our anticipated benefits in the future from converting the Series A Preferred Stock to common stock.

These forward-looking statements involve risks and uncertainties which could cause actual results to differ materially including, without limitation: (1) continuing weakness in the U.S. economy in 2003 may cause a decline in the demand for our services (particularly in the commercial and industrial sectors), a decline in the price of commodities sold by us, increased competitive pressure on pricing and generally make it more difficult for us to predict economic trends; (2) we may be impeded in the successful integration of acquired businesses and its market development efforts, which may cause significant increases in our waste disposal expenses; (3) we may be unsuccessful in achieving greater aggregate revenues from price increases; (4) a change in interest rates or a reduction in our cash flow could impair our ability to service and reduce our debt obligations; (5) volatility in interest rates may, among other things, affect earnings due to possible mark to market changes on certain interest rate hedges; (6) divestitures by us may not raise funds exceeding financing needed for acquisitions in 2003 or may not occur at all; (7) severe weather conditions could impair our operating results; (8) the covenants in our credit facilities and indentures may limit our ability to operate our business; (9) we could be unable to obtain required permits; (10) we may be unable to raise additional capital to meet our operational needs; (11) increases in post-closure costs could result in an increase in our operating costs; (12) we may be unable to obtain financial assurances; (13) the loss of services of any members of senior management may affect our operating abilities; (14) government regulations may increase the cost of doing business; (15) potential liabilities, including the outcome of litigation brought by government agencies, liabilities associated with our acquisitions and hazardous substance and environmental liabilities could increase costs; (16) potential increases in commodity, insurance and fuel prices may make it more expensive to operate our business; and (17) we may not be able to obtain all necessary approvals, including shareholder approval, to close the transaction converting our Series A Preferred Stock to our common stock.

Other factors which could materially affect the forward-looking statements in this Form 10-Q can be found in our periodic reports filed with the Securities and Exchange Commission, including risk factors detailed in Management’s Discussion and Analysis in our Form 10-K for the year ended December 31, 2002. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this quarterly report on Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Note 5 “Long-term Debt” and Note 6 “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for the year ended December 31, 2002 in our Annual Report on Form 10-K and Notes 5 and 6 in this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, evaluated, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-14). Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of the date of that evaluation. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee. In connection with this evaluation, there were no breaches of such controls that would require disclosure to the Audit Committee or our auditors.

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

Item 2.   Changes in Securities and Use of Proceeds

     None.

Item 3.   Defaults upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

On May 29, 2003, our annual meeting of our stockholders was held at which we submitted to a vote of our stockholders the following proposals:

(1)   Election of directors as follows:

	Number of Votes for	Number of Votes Withheld

Thomas H. Van Weelden	244,470,464	10,760,009
Robert Agate	244,538,424	10,692,049
Leon D. Black	70,144,008	—*
James W. Crownover	244,538,624	10,691,849
Michael Gross	70,144,008	—*
Dennis Hendrix	244,538,624	10,691,849
J. Tomilson Hill	70,144,008	—*
Lawrence V. Jackson	244,613,874	10,616,599
Nolan Lehmann	244,571,224	10,659,249
Howard A. Lipson	70,144,008	—*
Antony P. Ressler	70,144,008	—*
Warren B. Rudman	233,994,176	31,236,297

* Voted by Series A Preferred Stockholders only

		Results of the Vote

		Affirmative	Against	Abstentions

(2)	To approve the material terms of the performance goals for the Company’s Long-Term Incentive Plan	240,289,924	13,295,263	1,645,286
(3)	Shareholder proposal on option expensing	91,870,748	128,056,094	3,505,153
(4)	Shareholder proposal on options indexed to stock performance	24,338,016	197,128,922	1,965,056
(5)	Shareholder proposal on reporting to shareholders on effects of measures to oppose privatization	9,446,456	207,158,887	6,826,652

Item 5.   Other Information

The Management Development/Compensation Committee recommended to the full Board and the full Board approved a resolution relating to Director compensation at the Board of Directors meeting held on May 22, 2003. We currently pay each non-employee Director a cash fee of $40,000 annually. Pursuant to the May resolution, which was effective retroactively to January 1, 2003, we will pay each non-employee Director $2,000 for each regular and special meeting of the Board of Directors attended in person; $2,000 for each committee meeting attended in person; and $1,000 for each Board and committee meeting attended by telephone. Board members will continue to be reimbursed for travel expenses, as appropriate. Employee Directors do not receive additional compensation for services on the Board of Directors or its committees.

Separately, on July 28, 2003 the Board of Directors adopted an amendment to its Stockholders Rights Plan to change the termination date of the plan to July 28, 2003.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits —

31.1*	Section 302 Certifications of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer

31.2*	Section 302 Certifications of Peter S. Hathaway, Executive Vice President and Chief Financial Officer

32*	Certification Pursuant to 18 U.S.C.§1350 of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer

(b)  Reports on Form 8-K during the Quarter Ended June 30, 2003

April 3, 2003	Our current report on Form 8-K to announce the offering of $300 million in senior notes.

April 4, 2003	Our current report on Form 8-K to announce the pricing of the common stock and mandatory convertible preferred stock offerings.

April 4, 2003	Our current report on Form 8-K to announce the increase of the $300 million senior notes offering to $450 million and its pricing.

April 9, 2003	Our current report on Form 8-K to announce the closing of the common stock, mandatory convertible preferred stock offering and debt offering.

April 10, 2003	Our current report on Form 8-K to file under Item 7 exhibits relating to the common stock, mandatory convertible preferred stock and debt offerings.

April 29, 2003	Our current report on Form 8-K to announce the financial results for the first quarter ended March 31, 2003.

April 29, 2003	Our current report on Form 8-K to announce the completion and funding of our credit facility refinancing.

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WASTE INDUSTRIES, INC.

By:	/s/ PETER S. HATHAWAY
Peter S. Hathaway
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ JAMES E. GRAY
James E. Gray
Vice President, Controller and
Chief Accounting Officer

Date: August 8, 2003

Exhibit Index

31.1*	Section 302 Certifications of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer

31.2*	Section 302 Certifications of Peter S. Hathaway, Executive Vice President and Chief Financial Officer

32*	Certification Pursuant to 18 U.S.C.§1350 of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer

* Filed herewith