Form 10-Q
period 2003-09-30
ALLIED WASTE INDUSTRIES INC
filed 2003-11-12
CIK 848865

DRAFT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission File Number 1-14705

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
Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
Yes [X] No [  ]

     Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding as of November 3, 2003

Common Stock	209,716,300

ALLIED WASTE INDUSTRIES, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current Assets —
Cash and cash equivalents	$210,214	$179,425
Accounts receivable, net of allowance of $23,070 and $22,535	709,006	667,077
Prepaid and other current assets	101,395	121,164
Deferred income taxes, net	78,217	104,421

Total current assets	1,098,832	1,072,087
Property and equipment, net	3,993,945	4,029,745
Goodwill, net	8,452,819	8,530,463
Other assets, net	245,085	296,627

Total assets	$13,790,681	$13,928,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$268,363	$163,526
Accounts payable	428,688	421,782
Current portion of accrued capping, closure, post-closure and environmental costs	95,975	95,249
Accrued interest	217,593	182,039
Other accrued liabilities	350,802	364,219
Unearned revenue	228,061	222,978

Total current liabilities	1,589,482	1,449,793
Long-term debt, less current portion	7,936,492	8,718,642
Deferred income taxes	81,991	51,408
Accrued capping, closure, post-closure and environmental costs, less current portion	774,014	864,668
Other long-term obligations	887,290	908,409
Commitments and contingencies
Series A senior convertible preferred stock, 1,000 shares authorized, issued and outstanding, liquidation preference of $1,309 and $1,247 per share	1,308,512	1,246,904
Stockholders’ Equity —
Series C senior mandatory convertible preferred stock, $.10 par value, 6,900 shares authorized, issued and outstanding, liquidation preference of $50.00 per share	333,064	—
Common stock; $0.01 par value; 525,000 authorized shares, 209,065 and 196,215 shares issued and outstanding	2,091	1,962
Additional paid-in capital	1,024,614	989,647
Accumulated other comprehensive loss	(107,005)	(131,206)
Retained deficit	(39,864)	(171,305)

Total stockholders’ equity	1,212,900	689,098

Total liabilities and stockholders’ equity	$13,790,681	$13,928,922

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2003	2002	2003	2002

Revenues	$4,032,289	$3,999,971	$1,393,541	$1,379,959
Cost of operations	2,452,605	2,351,510	846,772	804,162
Selling, general and administrative expenses	359,125	351,133	120,403	117,264
Depreciation and amortization	409,731	364,413	140,784	124,449

Operating income	810,828	932,915	285,582	334,084
Interest expense and other	621,861	652,901	194,471	228,682

Income before income taxes	188,967	280,014	91,111	105,402
Income tax expense	81,652	115,947	40,009	43,907
Minority interest	1,435	1,747	545	632

Net income from continuing operations before cumulative effect of change in accounting principle	105,880	162,320	50,557	60,863
Loss from discontinued operations, net of tax	(3,665)	(877)	(12,115)	(3,745)
Cumulative effect of change in accounting principle, net of tax	29,226	—	—	—

Net income	131,441	161,443	38,442	57,118
Dividends on preferred stock	(71,858)	(57,771)	(26,487)	(19,779)

Net income available to common shareholders	$59,583	$103,672	$11,955	$37,339

Basic EPS:
Continuing operations	$0.17	$0.55	$0.12	$0.22
Discontinued operations	(0.02)	—	(0.06)	(0.02)
Cumulative effect of change in accounting principle	0.15	—	—	—

Net income available to common shareholders	$0.30	$0.55	$0.06	$0.20

Weighted average common shares	198,253	190,193	202,991	190,349

Diluted EPS:
Continuing operations	$0.17	$0.54	$0.12	$0.21
Discontinued operations	(0.02)	—	(0.06)	(0.02)
Cumulative effect of change in accounting principle	0.15	—	—	—

Net income available to common shareholders	$0.30	$0.54	$0.06	$0.19

Weighted average common and common equivalent shares	201,565	193,473	206,888	192,717

Pro forma amounts, assuming the change in accounting principle is applied retroactively:
Net income available to common shareholders		$95,689		$34,428

Basic net income per share		$0.50		$0.18

Diluted net income per share		$0.49		$0.18

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,

	2003	2002

Operating activities —
Net income	$131,441	$161,443
Discontinued operations, net of tax	3,665	877
Adjustments to reconcile net income to cash provided by operating activities from continuing operations —
Provisions for:
Depreciation and amortization	409,731	364,413
Doubtful accounts	16,522	12,215
Accretion of debt and amortization of debt issuance costs	24,874	32,860
Deferred income tax	64,450	104,996
Gain on sale of fixed assets	(143)	(5,462)
Non-cash reduction in acquisition related accruals	(8,490)	—
Non-cash (gain) loss on de-designated interest rate swap contracts	(36,475)	7,886
Amortization of accumulated other comprehensive income for de-designated interest rate swap contracts	17,729	26,550
Write-off of deferred debt issuance costs	55,877	7,831
Cumulative effect of change in accounting principle, net of tax	(29,226)	—
Change in operating assets and liabilities, excluding the effects of purchase acquisitions—
Accounts receivable, prepaid and other assets	(65,920)	4,532
Accounts payable, accrued liabilities, unearned revenue, stock option tax benefits and other	56,336	45,512
Capping, closure and post-closure provision and accretion	33,277	53,222
Capping, closure, post-closure and environmental expenditures	(44,085)	(55,723)

Cash provided by operating activities from continuing operations	629,563	761,152

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	62,489	(27,084)
Proceeds from sale of fixed assets	14,546	22,762
Capital expenditures, excluding acquisitions	(350,525)	(430,321)
Capitalized interest	(11,667)	(16,947)
Change in deferred acquisition costs, notes receivable and other	(5,418)	(12,434)

Cash used for investing activities from continuing operations	(290,575)	(464,024)

Financing activities —
Net proceeds from sale of Series C Preferred Stock	333,080	—
Proceeds from long-term debt, net of issuance costs	2,687,688	674,582
Repayments of long-term debt	(3,414,334)	(969,036)
Payments of Series C Preferred Stock cash dividend	(4,849)	—
Change in disbursement account	(3,391)	(76,983)
Net proceeds from sale of common stock and exercise of stock options and other	97,419	2,594

Cash used for financing activities from continuing operations	(304,387)	(368,843)

Cash (used for) provided by discontinued operations	(3,812)	13,812

Increase (decrease) in cash and cash equivalents	30,789	(57,903)
Cash and cash equivalents, beginning of period	179,425	157,757

Cash and cash equivalents, end of period	$210,214	$99,854

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Organization and Summary of Significant Accounting Policies

Allied Waste Industries, Inc., (Allied, we or the Company), a Delaware corporation, is the second largest, non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous waste collection, transfer, recycling and disposal services in 38 states geographically identified as the Central, Eastern, Southern and Western areas of the United States.

The Consolidated Financial Statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The December 31, 2002 balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Consolidated Balance Sheet as of December 31, 2002 and the unaudited interim Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We believe that the presentations and disclosures herein are adequate when read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2002. The Consolidated Financial Statements as of September 30, 2003, and for the nine and three months ended September 30, 2003 and 2002 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

Operating results for interim periods are not necessarily indicative of the results for full years. These Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2002 and the related notes thereto included in our Current Report on Form 8-K, filed on August 29, 2003.

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

Discontinued operations —

During the third quarter of 2003, we determined that certain operations in Florida that were held for sale as of September 30, 2003 were discontinued operations. These operations are being sold as part of our divestiture plan that was launched in connection with our financing plan in early 2003. The sale of these operations closed in October 2003 and we received net proceeds of approximately $40 million, which were used to repay debt. These discontinued operations were reported in our Southern geographic operating segment.

The Florida assets identified in the third quarter as held for sale, including goodwill, were adjusted to the lower of carrying value or fair value. We estimate fair value based on the anticipated sales price. Included in the results for discontinued operations is a loss of approximately $18.2 million ($10.1 million, net of tax) for both the nine and three months ended September 30, 2003, reflecting the adjustment to fair value for these operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Also included in the results for discontinued operations for the three months ended September 30, 2003, is a loss of approximately $3.9 million ($2.4 million net of tax) related to the New Jersey operations held for sale at June 30, 2003, which were sold in August 2003. The additional loss is primarily a result of purchase price adjustments when the assets were divested.

For the nine months ended September 30, 2003, the results for discontinued operations include a loss of approximately $45.5 million ($7.8 million loss after a $37.7 million tax benefit) reflecting the adjustment to fair value for discontinued operations. The discontinued operations for the nine months include the New Jersey and Florida operations discussed above along with hauling operations in South Carolina, Georgia and Colorado which were sold in second quarter 2003. The discontinued operations for the nine months ended September 30, 2003 were reported in our Western, Eastern and Southern geographic operating segments. Certain of the operations divested, or held for sale, were or are being sold pursuant to a stock sale agreement. We had additional tax basis in the stock of these operations, which previously could not be recognized under SFAS 109, Accounting for Income Taxes. The divestitures and expected utilization of the resulting capital loss for tax purposes allowed us to record a tax benefit.

The accompanying consolidated financial statements and notes reflect the results of operations, financial position and cash flows of these operations as discontinued operations. Following is a summary of the assets held for sale on the consolidated balance sheets (in thousands):

	September 30,	December 31,
	2003	2002

Accounts receivable, net	$7,759	$20,539
Other current assets	533	3,225
Property and equipment, net	24,871	51,627
Other long-term assets	12,103	11,223

Total assets	$45,266	$86,614

Current liabilities	2,290	20,454
Long-term liabilities	1,617	6

Total liabilities	$3,907	$20,460

Amounts related to assets held for sale on the balance sheet are included in other current assets, other long-term assets, other accrued liabilities and other long-term obligations. Excluded from the balances at September 30, 2003 are amounts related to the operations that were sold prior to September 30, 2003.

Results of operations for the discontinued operations were as follows (in thousands):

	For the Nine Months Ended		For the Three Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Revenues	$119,965	$146,810	$28,527	$49,227

Income (loss) before tax	$6,899	$(1,457)	$517	$(6,227)
Loss on divestiture	45,460	—	22,061	—
Income tax benefit	34,896	580	9,429	2,482

Discontinued operations, net of tax	$(3,665)	$(877)	$(12,115)	$(3,745)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, we allocate interest to discontinued operations based on a ratio of net assets to be sold or sold to the sum of consolidated net assets plus consolidated debt. We do not allocate interest on debt that is directly attributable to other operations outside of the discontinued operations. For the nine and three months ended September 30, 2003, we allocated $3.2 million and $0.9 million, respectively, of interest expense to discontinued operations. For the nine and three months ended September 30, 2002, we allocated $4.4 million and $1.4 million, respectively, of interest expense to discontinued operations.

Statements of cash flows —

The supplemental cash flow disclosures and non-cash transactions for the nine months ended September 30 are as follows (in thousands):

	2003	2002

Supplemental Disclosures -
Interest paid (net of amounts capitalized)	$512,208	$553,505
Income taxes paid, net of refunds	21,713	7,811
Non-Cash Transactions -
Debt incurred or assumed in acquisition	$—	$85
Liabilities incurred or assumed in acquisitions	9,743	4,215
Capital lease obligations, incurred	—	5,156
Dividends on preferred stock	61,618	57,771

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

Interest expense capitalized —

During the nine months ended September 30, 2003 and 2002, we incurred gross interest expense (including payments under interest rate swap contracts) of $561.7 million and $599.4 million, of which $11.7 million and $16.9 million, respectively, was capitalized.

Stock-based compensation plans —

We account for our stock-based compensation plans under Accounting Principles Board Opinion 25 (APB 25), Accounting for Stock Issued to Employees and the related interpretations, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. SFAS 123, Accounting for Stock-based Compensation (SFAS 123), as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148), requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option-pricing model, the resulting pro forma net income available to common shareholders, and pro forma net income available to common shareholders per share would be as follows (in thousands, except per share data):

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income available to common shareholders, as reported	$59,583	$103,672	$11,955	$37,339
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	7,468	4,476	2,489	1,650

Net income available to common shareholders, pro forma	$52,115	$99,196	$9,466	$35,689

Basic earnings per share:
As reported	$0.30	$0.55	$0.06	$0.20
Pro forma	$0.26	$0.52	$0.05	$0.19
Diluted earnings per share:
As reported	$0.30	$0.54	$0.06	$0.19
Pro forma	$0.26	$0.51	$0.05	$0.19

We have recorded no compensation expense for stock options granted to employees during the nine and three months ended September 30, 2003 or 2002.

In accordance with the SFAS 123, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Nine Months Ended September 30,

	2003	2002

Risk free interest rate	2.3%	3.9%
Expected life	4.8 years	4.2 years
Dividend rate	0%	0%
Expected volatility	63%	68%

Recently adopted accounting pronouncements —

The Financial Accounting Standards Board (FASB) issued SFAS 143, Accounting for Asset Retirement Obligations (SFAS 143) in June 2001, which outlines standards for accounting for obligations associated with the retirement of long-lived tangible assets. The standard was effective January 1, 2003 and impacts the accounting for landfill retirement obligations, which we have historically referred to as closure and post-closure. The adoption of the standard had no impact on our cash requirements. See Note 7 for additional discussion.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44 and 64, amendment of FASB Statement 13, and Technical Corrections (SFAS 145), which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary, therefore, certain debt extinguishment gains and losses will no longer be classified as extraordinary. We adopted SFAS 145 effective January 1, 2003. Under SFAS 145, gains and losses on future debt extinguishments, if any, will generally be recorded in interest expense. Extraordinary losses of $10.1 million and $17.0 million as previously reported, net of tax for the years ended December 31, 2002 and 2001, respectively, were reclassified on a pre-tax basis to interest expense to conform to the requirements under SFAS 145. In first quarter 2003, the adoption of SFAS 145 did not have a material impact on our consolidated financial statements. During the first nine months of 2003 and 2002, we recorded approximately $70.7 million and $10.9 million, respectively, pretax to interest expense and other for the write-off of deferred debt issuance cost and premiums paid in connection with the completion of our financing plan and the open market repurchases of bonds. These amounts would have been recorded as extraordinary loss prior to the adoption of SFAS 145.

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

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries. In October 2003, the FASB issued FASB Staff Position (FSP) 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (VIE) which delays the effective date of FIN 46 to December 15, 2003 for certain VIE’s. FIN 46 is not expected to have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued a FSP delaying the effective date for certain instruments and entities. SFAS 150 had no impact on our consolidated financial statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     Property and Equipment

The following tables show the activity and balances related to property and equipment from December 31, 2002 through September 30, 2003 (in millions):

	Property and Equipment

	Balance at			Acquisitions,	Transfers	Balance at
	Dec. 31,	Capital	Sales and	Net of	and	September 30,
	2002	Additions	Retirements	Divestitures	Other(1)	2003

Land and improvements	$431.0	$7.1	$(3.4)	$(0.9)	$(6.3)	$427.5
Land held for permitting as landfills	114.6	8.7	—	—	(23.8)	99.5
Landfills	2,533.5	147.6	—	22.9	490.1	3,194.1
Buildings and improvements	444.5	17.4	(4.4)	(2.3)	(0.5)	454.7
Vehicles and equipment	1,695.0	128.5	(71.7)	(2.6)	(4.1)	1,745.1
Containers and compactors	762.8	39.0	(9.0)	(6.0)	1.5	788.3
Furniture and office equipment	43.5	2.2	(2.0)	(0.2)	(0.1)	43.4

Total	$6,024.9	$350.5	$(90.5)	$10.9	$456.8	$6,752.6

	Accumulated Depreciation and Amortization

		Depreciation
	Balance at	and		Acquisitions,	Transfers	Balance at
	Dec. 31,	Amortization	Sales and	Net of	and	September 30,
	2002	Expense	Retirements	Divestitures	Other(1)	2003

Land and improvements	$(17.4)	$(3.5)	$0.1	$0.1	$(0.2)	$(20.9)
Landfills	(659.5)	(175.9)	—	(2.2)	(437.7)	(1,275.3)
Buildings and improvements	(88.4)	(16.3)	1.4	0.6	0.1	(102.6)
Vehicles and equipment	(816.9)	(144.3)	64.5	4.2	—	(892.5)
Containers and compactors	(386.0)	(65.0)	8.2	4.7	(0.2)	(438.3)
Furniture and office equipment	(27.0)	(4.2)	1.9	0.2	—	(29.1)

Total	$(1,995.2)	$(409.2)	$76.1	$7.6	$(438.0)	$(2,758.7)

Property and equipment, net	$4,029.7	$(58.7)	$(14.4)	$18.5	$18.8	$3,993.9

(1)  Relates primarily to (i) the impact of adoption of SFAS 143 recorded as a cumulative effect of change in accounting principle which was an increase to the gross landfill asset and accumulated amortization for landfills of $410.2 million and $435.3 million, respectively and (ii) purchase accounting adjustments during the allocation period.

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

During 2003, we have sold or held for sale certain operations in the Western, Southern and Eastern geographic operating segments (see Note 1). As of September 30, 2003, we allocated approximately $103 million of goodwill related to these operations, of which $29 million relates to the assets held for sale at September 30, 2003. The remaining goodwill in these geographic operating segments was subsequently evaluated for realizability and we concluded there was no impairment.

We have incurred non-cash losses on sales of assets when we believed that re-deployment of the proceeds from the sale of such assets could reduce debt or improve operations and was economically beneficial. If such decisions are made in the future, we could incur additional non-cash losses on asset sales.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the activity and balances related to goodwill for the nine months from December 31, 2002 through September 30, 2003 (in millions):

	Balance as of				Balance as of
	December 31,				September 30,
	2002	Acquisitions	Divestitures	Adjustments (1)	2003

Western Area	$1,420.8	$1.5	$(6.9)	$—	$1,415.4
Central Area	1,904.8	8.7	(1.6)	(0.3)	1,911.6
Eastern Area	2,453.7	0.2	(30.1)	2.5	2,426.3
Southern Area	2,751.2	13.1	(37.7)	(27.1)	2,699.5

Total	$8,530.5	$23.5	$(76.3)	$(24.9)	$8,452.8

(1)	Amounts primarily relate to write-off of goodwill in connection with assets held for sale accounting and purchase accounting adjustments during the allocation period.

In addition, we have other amortizable intangible assets that consist primarily of the following at September 30, 2003 (in thousands):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Non-compete agreements	$15,725	$(10,187)	$5,538
Other	1,620	(165)	1,455

Total	$17,345	$(10,352)	$6,993

Amortization expense for the nine and three months ended September 30, 2003 was $2.0 million and $0.6 million, respectively. Based upon the amortizable assets recorded in the balance sheet at September 30, 2003, amortization expense for each of the next five years is estimated to be declining from $2.0 million to $0.3 million.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Long-term Debt

Long-term debt at September 30, 2003 and December 31, 2002 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, the effect of interest rate swap contracts, amortization of deferred debt issuance cost and the amortization or accretion of discounts or premiums. (in thousands, except percentages)

	Debt Balance at		Effective Interest Rate

	September 30,	December 31,	September 30,	December 31,
	2003	2002	2003	2002

Revolving credit facility	$—	$—	5.39%*	5.97%*
Tranche A term loan facility	—	899,061	—	9.09%
Tranche B term loan facility	—	670,941	—	8.38%
Tranche C term loan facility	—	805,129	—	9.46%
2003 Term loan B	1,185,000	—	7.91%	—
2003 Term loan C	250,000	—	4.09%	—
Receivables secured loan	138,888	—	2.14%	—
Senior notes, interest at 7.88%	874,049	873,944	8.14%	8.14%
Senior notes, interest at 7.63%	600,000	600,000	7.99%	7.99%
Senior notes, interest at 7.38%	224,981	224,923	7.90%	7.90%
Senior notes, interest at 8.88%	600,000	600,000	9.15%	9.16%
Senior notes, interest at 8.50%	750,000	750,000	8.78%	8.77%
Senior notes, interest at 9.25%	377,210	377,396	9.34%	9.45%
Senior notes, interest at 7.88%	450,000	—	8.04%	—
Debentures, interest at 7.40%	287,024	285,312	10.11%	10.17%
Senior notes, interest at 6.10%	—	156,526	—	8.35%
Senior notes, interest at 6.38%	147,596	145,223	9.18%	9.31%
Debentures, interest at 9.25%	95,561	95,393	9.87%	9.90%
Senior notes, interest at 7.88%	68,592	68,125	8.92%	8.97%
Solid waste revenue bond obligations, principal payable through 2031	306,104	307,268	4.89%	6.18%
Senior subordinated notes, interest at 10.00%	1,836,800	2,005,578	10.22%	10.18%
Notes payable to banks, finance companies, individuals and others, and obligations under capital leases	13,050	17,349	9.05%	8.64%

	8,204,855	8,882,168
Less: Current portion	268,363	163,526

	$7,936,492	$8,718,642

*     reflects weighted average interest rate

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Completion of financing plan —

On March 27, 2003, we announced a multifaceted financing plan that would enable us to refinance the 1999 Credit Facility. In April 2003, we completed that financing plan. The financing plan included issuance of a receivables secured loan, common stock, mandatory convertible preferred stock and senior notes, along with the refinancing of the 1999 Credit Facility, discussed below. The issuance of the common stock, mandatory convertible preferred stock and senior notes were consummated under our shelf registration statement.

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

Issuance of senior notes

On April 9, 2003, Allied Waste North America, Inc. (Allied NA, a wholly-owned consolidated subsidiary of Allied) issued $450 million of 7.875% Senior Notes due 2013 (2003 Senior Notes) for net proceeds of approximately $440 million. The 2003 Senior Notes have a no call provision until 2008. Interest is payable in April and October of each year beginning October 2003.

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

During August 2003, we completed an amendment to our 2003 Credit Facility permitting the proposed Series A Preferred Stock exchange transaction (see Note 8) and, in addition, providing increased financial flexibility to us over the term of the 2003 Credit Facility. The amendment provided for an additional $250 million of term loan indebtedness and permits the issuance of an additional $750 million of other senior indebtedness in the future. Additionally, the amendment permits us to use the net proceeds of the $250 million additional term loan indebtedness and any successful issuance of other indebtedness of up to $750 million to retire our outstanding senior subordinated indebtedness through optional redemption, public tender offer or open market repurchases.

During the third quarter, we funded a new $250 million Term Loan C (due 2010) under the 2003 Credit Facility and used approximately $168 million of the proceeds to repurchase a portion of our senior subordinated notes in the same amount of principal. In connection with these repurchases, we paid premiums of approximately $14.7 million which are recorded in interest expense and other. During October 2003, we repurchased $82 million of our senior subordinated notes using the remaining Term Loan C proceeds and paid premiums of approximately $7.6 million related to these repurchases.

At September 30, 2003, we had approximately $637.2 million in letters of credit outstanding under the 2003 Revolver and $200 million in letters of credit outstanding under the institutional letter of credit facility. In addition, at September 30, 2003, we had approximately $862.8 million available under the 2003 Revolver. In connection with the completion of the financing plan, we recorded a charge to interest expense and other of approximately $52.1 million related to the write-off of deferred and current debt issuance costs.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 2003, we were in compliance with all financial covenants under our 2003 Credit Facility. At September 30, 2003, Total Debt/EBITDA(1) ratio, as defined by the 2003 Credit Facility, was 4.86:1 and our EBITDA(1)/Interest ratio was 2.14:1. We are not subject to any minimum net worth covenants.

(1)  EBITDA used for covenants is calculated in accordance with the definition in our credit facility agreement (Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2003). In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants.

In addition, the 2003 Credit Facility restricts us from making certain types of payments, including dividend payments on our common and preferred stock. However, we are able to pay cash dividends on the Series C Preferred Stock and, after July 30, 2004, pay up to $75 million of cumulative cash dividends on the Series A Preferred Stock even if the leverage ratio is in excess of 4:1. See Note 8 for a discussion of the anticipated conversion of our Series A Preferred Stock.

Our 2003 Credit Facility, 2003 Senior Notes, 2002 Senior Notes, 2001 Senior Notes, 1998 Senior Notes and $690 million of senior notes assumed from BFI are secured by substantially all of BFI and certain other Allied subsidiaries and a security interest in the assets of BFI, its domestic subsidiaries and certain other Allied subsidiaries. As of September 30, 2003, the book value of the assets of the subsidiaries that serve as collateral was approximately $7.8 billion, which represents approximately 57% of our consolidated total assets.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Receivables secured loan

We have an accounts receivable securitization program with a financial institution that allows us to borrow up to $175 million on a revolving basis under a loan agreement secured by receivables. The borrowings are secured by accounts receivable that are owned by a wholly-owned and fully consolidated subsidiary. Under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement 125 (SFAS 140), the securitization program is accounted for as secured borrowing with a pledge of collateral. The receivables and debt obligation remain on our consolidated balance sheet. At September 30, 2003, we had outstanding borrowings under this program of $139 million. The borrowings under this program bear interest at the financial institution’s commercial paper rate plus an applicable spread and interest is payable monthly. There is also a fee on the undrawn portion of the $175 million available for borrowing. The loan agreement has a one year term with a three year liquidity facility, however, we intend to extend the agreement annually. If we are unable to renew annually, we have the intent and ability to refinance these borrowings through the 2003 Revolver of the 2003 Credit Facility. Accordingly, the loan has been classified as long-term.

5.	Derivative Instruments and Hedging Activities

Our risk management policy requires 75% of our total debt to be fixed, either directly or effectively through interest rate swap contracts. At September 30, 2003, all of our debt was fixed, 80% directly and 20% through interest rate swap contracts, protecting us from cash flow variations arising from changes in short term interest rates. Given our capital structure, we believe it is prudent to minimize interest expense volatility. At September 30, 2003, the notional value of our interest rate swap contracts was $1.85 billion with a weighted average of 9.5 months to maturity. These contracts expire as follows: $200 million during 2003, $1.4 billion during 2004, and $250 million during 2005. As a result of the refinancing of our 1999 Credit Facility and related reduction in our debt balance, at September 30, 2003, we had interest rate swap contracts that exceed our variable rate debt. At this time, we do not believe it is economically beneficial to terminate the interest rate swap contract prior to maturity and we expect to be less than 100% hedged by mid-2004 through the stated maturities of the contracts.

At September 30, 2003, a liability of $66.8 million was included in the Consolidated Balance Sheet in other long-term obligations reflecting the fair market value of our entire interest rate swap portfolio on that date. The liability will fluctuate with market interest rates but will reduce to zero over the terms of each of our interest rate swap contracts. Approximately $34.0 million of the liability at September 30, 2003 relates to contracts maturing within 12 months. Fair value variations over the life of the interest rate swap contracts arise from changes in forecasted interest rates and the time value of money.

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

Changes in fair value of our designated interest rate swap contracts are reflected in Accumulated Other Comprehensive Income (AOCI). At September 30, 2003, approximately $40.8 million ($24.8 million, net of tax) is included in AOCI.

Expense or income related to swap settlements are recorded in interest expense for the related variable rate debt over the term of the agreements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

De-designated interest rate swap contracts —

Settlement payments and periodic changes in market values of our de-designated interest rate swap contracts are recorded as a gain or loss on derivative contracts included in interest expense in our statement of operations. We recorded $15.4 million and $(9.1) million of net gain/(loss) related to changes in market values and $13.0 million and $15.1 million of settlement costs during the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, respectively, we recorded $36.5 million and $(7.9) million of net gain/(loss) related to changes in market values and $39.0 million and $44.1 million of settlement costs.

When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in AOCI at the time of de-designation are isolated and amortized over the remaining original hedged interest payment. For contracts de-designated, the total amount of loss in AOCI at September 30, 2003 was approximately $12.1 million ($7.5 million, net of tax). For the nine months and three months ended September 30, 2003, we recorded $17.7 million and $5.4 million, respectively, of amortization expense related to the accumulated losses in AOCI for interest rate swap contracts that were de-designated. We expect to record approximately $12.1 million of amortization expense related to the accumulated losses in AOCI for the de-designated swap contracts in the next twelve months. The amortization expense is recorded in interest expense.

6.     Comprehensive Income (Loss)

The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholders’ equity are shown as follows (in thousands):

	September 30,	December 31,
	2003	2002

Minimum pension liability adjustment, net of taxes of $49,840	$(74,760)	$(74,760)
Interest rate swap contracts designated, unrealized loss, net of taxes of $16,022 and $25,065	(24,759)	(38,322)
Interest rate swap contracts de-designated, unrealized loss, net of taxes of $4,595 and $11,686	(7,486)	(18,124)

Accumulated other comprehensive loss	$(107,005)	$(131,206)

The components of total comprehensive income are shown as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,

	2003	2002	2003	2002

Net income	$131,441	$161,443	$38,442	$57,118
Other comprehensive income:
Designated interest rate swap contracts unrealized gain (loss), net of tax effect of $9,043, $1,979, $4,064 and ($4,951)	13,563	3,190	5,917	(7,426)
Reclassification to earnings for interest rate swap contracts, net of tax effect of $7,091, $10,532, $2,173 and $3,540	10,638	16,018	3,260	5,310

Total comprehensive income	$155,642	$180,651	$47,619	$55,002

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Landfill Accounting

Change in accounting principle —

Effective January 1, 2003, we adopted SFAS 143 which outlines standards for accounting for our landfill retirement obligations that have historically been referred to as closure and post-closure. SFAS 143 does not change the basic accounting principles that the waste industry has historically followed for accounting for these types of obligations. In general, the industry has followed the accounting practice of recognizing a liability on the balance sheet and related expense as waste is disposed at the landfill to match operating costs with revenues. The industry refers to this practice as life-cycle accounting. The principle elements of life-cycle accounting are still being followed.

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

Following is a summary of the balance sheet changes for landfill assets and capping, closure and post-closure liabilities at January 1, 2003 (in millions):

	Balance at		Balance at
	December		January 1,
	31, 2002	Change	2003

Landfill assets	$2,533.5	$410.2	$2,943.7
Accumulated amortization	(659.5)	(435.3)	(1,094.8)

Net landfill assets	$1,874.0	$(25.1)	$1,848.9

Capping, closure, and post-closure liabilities	$594.8	$(100.7)	$494.1

The pro forma liability for capping, closure and post-closure obligations as of December 31, 2002, 2001 and 2000 would have been $494.1 million, $440.4 million and $392.9 million, respectively.

Landfill accounting —

We have a network of 169 owned or operated active landfills with a net book value of approximately $1.9 billion at September 30, 2003. The landfills have operating lives ranging from 1 to over 150 years based on available capacity using current annual volumes. The average life of our landfills approximates 39 years.

We use a life-cycle accounting method for landfills and the related closure and post-closure liabilities. This method applies the costs associated with acquiring, developing, closing and monitoring the landfills over the associated landfill capacity and associated consumption.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Landfill assets —

We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the remaining costs (including any unamortized amounts recorded) associated with acquiring, permitting and developing the entire landfill plus the total remaining costs for specific capping events, closure and post-closure by the total remaining disposal capacity of that landfill (except for capping costs, which are divided by the total remaining capacity of the specific capping event). The resulting per unit amortization rates are applied to each unit disposed at the landfill and are recorded as expense for that period. We expensed approximately $175.9 million and $63.1 million, or an average of $3.04 and $3.06 per ton consumed, related to landfill amortization during the nine and three months ended September 30, 2003. Landfill amortization expense for the nine and three months ended September 30, 2002 would have been $158.0 million and $55.1 million or an average of $2.93 and $2.89 per ton consumed if we had been accounting for landfill retirement obligations under SFAS 143 since January 1, 2002. The following is a rollforward of our investment in our landfill assets excluding land held for permitting as landfills (in thousands):

	Net Book
	Value of		Capping,
Net Book Value	Landfills	Landfill	Closure and			Net Book Value
at December 31,	Acquired, net	Development	Post Closure	Landfill		at September 30,
2002	of Divestitures	Costs	costs	Amortization	Other(1)	2003

$1,874,020	20,782	159,317	21,853	(175,873)	18,737	$1,918,836

(1)  Includes the cumulative effect of the change in accounting principle upon the adoption of SFAS 143 of $25.1 million and amounts transferred from land or land held for permitting as landfills to landfill, for projects that have met the criteria for probable expansion during 2003.

Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, methane gas collection system installation, engineering and legal fees, and capitalized interest. Estimated total future development costs for our 169 active landfills at December 31, 2002 was approximately $3.7 billion, excluding capitalized interest, and we expect that this amount will be spent over the remaining operating lives of the landfills. We have available disposal capacity of approximately 2.5 billion tons, as of December 31, 2002. We classify this total disposal capacity as either permitted (having received the final permit from the governing authorities) or probable expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is highly probable. Our requirements to classify disposal capacity as probable expansion are as follows:

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Upon successfully meeting the preceding criteria, the costs associated with developing, constructing, closing and monitoring the total additional future disposal capacity are considered in the life-cycle cost of the landfill and reflected in the calculation of the amortization rate and the rate at which capping, closure and post-closure is accrued. At September 30, 2003, we had 1.9 billion tons of permitted disposal capacity, and at 37 of our landfills, 619.7 million tons of probable expansion disposal capacity.

We, together with our engineering and legal consultants, continually monitor the progress of obtaining local, state and federal approval for each of our expansion permits. If it is determined that the expansion no longer meets our criteria, the disposal capacity is removed from our total available disposal capacity; the costs to develop that disposal capacity; and, the associated capping, closure and post-closure costs are removed from the landfill amortization base, and rates are adjusted prospectively. In addition, any value assigned to probable expansion capacity is written-off to expense during the period in which it is determined that the criteria are no longer met.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We discount our capping, closure and post-closure costs using our credit-adjusted, risk-free rate of 9%. The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for our own credit rating. Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted, risk-free rate.

Accretion expense is necessary to increase the accrued capping, closure and post-closure accrual balance to its future, or undiscounted, value. To accomplish this, we accrete our capping, closure and post-closure accrual balance using the credit-adjusted, risk-free rate of 9% and charge this accretion as an operating expense in that period.

We charged approximately $33.3 million and $11.1 million, or an average of $0.58 and $0.54 per ton consumed, related to accretion of the capping, closure and post-closure liabilities during the nine and three months ended September 30, 2003. Accretion expense for the nine and three months ended September 30, 2002 would have been $31.6 million and $10.5 million or an average of $0.59 and $0.55 per ton consumed if we would have been accounting for capping, closure and post-closure obligations under SFAS 143 since January 1, 2002. Changes in estimates of costs or disposal capacity are treated on a prospective basis for operating landfills and are recorded immediately for closed landfills.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our ultimate liabilities for environmental matters may differ from the estimates used in our assessment to date. We periodically evaluate the recorded liabilities as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded undiscounted liability for environmental matters as of September 30, 2003 and December 31, 2002 of approximately $345.2 million and $365.1 million, respectively, represents the most probable outcome of these contingent matters. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, proceeds are recorded as an offset to environmental expense in operating income. There were no significant recovery receivables outstanding as of September 30, 2003 or December 31, 2002. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding capping, closure and post-closure could result in approximately $20 million of additional liability.

The following table shows the activity and balances related to environmental accruals and for capping, closure and post-closure accruals related to open and closed landfills from December 31, 2002 through September 30, 2003 (in thousands):

	Balance at	Charges to	Other		Balance at
	12/31/02	Expense	Charges(1)	Payments	9/30/03

Environmental accruals	$365,114	$—	$(2,463)	$(17,498)	$345,153
Open landfills capping, closure and post-closure accruals	336,828	21,021	(253)	(7,652)	349,944
Closed landfills capping, closure and post-closure accruals	257,975	12,256	(76,404)	(18,935)	174,892

Total	$959,917	$33,277	$(79,120)	$(44,085)	$869,989

(1)	Amounts consist primarily of liabilities related to acquired and divested companies, the cumulative effect of change in accounting principle for the adoption of SFAS 143 and the recognition of amounts accrued for capping, closure and post-closure liability to landfill asset during the period.

8.	Series A Preferred Stock Exchange

On July 31, 2003, we announced that we reached an agreement with the holders of the Series A Preferred Stock to exchange all of their shares for shares of our common stock. The Series A Preferred Stock had a stated value of $1.309 billion at September 30, 2003, which represents the original issuance amount plus cumulative accrued and unpaid dividends. The liquidation preference on the Series A Preferred Stock will continue to increase by the 6.5% cumulative dividend until the completion of the transaction. We have agreed to exchange all of the Series A Preferred Stock outstanding for 110.5 million shares of common stock. If the exchange is approved by our shareholders, no additional common shares will be issued for the increase in liquidation preference for the period of July 31, 2003 through the date the exchange is completed. We expect that our outstanding shares on a fully diluted basis after the exchange is completed will be approximately 350 million shares and that we will eliminate approximately $90 million in dividend payments annually beginning July 2004.

The offer to exchange was approved by a special committee of non-affiliated, independent directors of our Board of Directors and was approved by the full Board of Directors. The Special Committee was advised by Goldman, Sachs and Co. in connection with this transaction. The completion of this transaction is subject to certain approvals, including approval by our shareholders. We are currently in the process of obtaining shareholder approval and anticipate a special meeting of the shareholders on December 18, 2003. We have received lender consent and the holders of the Series A Preferred Stock have agreed to vote in favor of the transaction which accounts for approximately 35% of our outstanding shares through direct and beneficial ownership. Under the terms of the exchange agreement, the holders of the Series A Preferred Stock will be restricted from selling the shares of common stock they receive for one year subsequent to the closing. The exchange agreement may be terminated by the holders of the Series A Preferred Stock or us if the exchange has not been completed by December 31, 2003.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the exchange, we anticipate a non-cash conversion charge, which will be reflected as a reduction to net income available to common shareholders, but will have no effect on total stockholders’ equity because offsetting amounts are recorded to additional paid in capital. Due to the change in the original conversion terms, we are required to quantify the accounting effect of the change in conversion terms and reduce net income available to common shareholders by the corresponding amount. The market value of the shares of our common stock issued in excess of the shares of common stock that the holders of the Series A Preferred Stock could have converted into under the original terms of the Series A Preferred Stock will be recorded as a non-cash reduction to net income available to common shareholders on the date all conditions for closing have been met. The exact amount of the non-cash conversion charge will not be known until all conditions for closing have been met; however, we expect the amount to be material.

Based on the original conversion price of $18 and the liquidation preference at September 30, 2003 of approximately $1.309 billion, the number of common shares that the holders of the Series A Preferred Stock could have converted into was 72.7 million shares. Assuming we issue 110.5 million common shares under the exchange agreement, the incremental shares issued would be 37.8 million. Using the closing price of our common stock of $10.80 on September 30, 2003, the non-cash reduction to net income available to common shareholders would be approximately $408.3 million. Assuming the same amount of incremental shares issued, if the stock price at the date all conditions for closing have been met is $10.00 or $14.00, the non-cash reduction to net income available to common shareholders would be approximately $378.0 million or $529.3 million, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Net Income Per Common Share

Net income per common share is calculated by dividing net income, less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in thousands, except per share data):

	For the Nine Months		For the Three Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Basic earnings per share computation:
Income from continuing operations before cumulative effect of change in accounting principle, net of tax	$105,880	$162,320	$50,557	$60,863
Less: dividends on preferred stock	71,858	57,771	26,487	19,779

Income available to common shareholders from continuing operations before cumulative effect of change in accounting principle, net of tax	$34,022	$104,549	$24,070	$41,084

Weighted average common shares outstanding	198,253	190,193	202,991	190,349

Basic earnings per share from continuing operations before cumulative effect of change in accounting principle, net of tax	$0.17	$0.55	$0.12	$0.22

Diluted earnings per share computation:
Income from continuing operations before cumulative effect of change in accounting principle, net of tax	$105,880	$162,320	$50,557	$60,863
Less: dividends on preferred stock	71,858	57,771	26,487	19,779

Income available to common shareholders from continuing operations before cumulative effect of change in accounting principle, net of tax	$34,022	$104,549	$24,070	$41,084

Weighted average common shares outstanding	198,253	190,193	202,991	190,349
Dilutive effect of stock, stock options, warrants and contingently issuable shares	3,312	3,280	3,897	2,368

Weighted average common and common equivalent shares outstanding	201,565	193,473	206,888	192,717

Diluted earnings per share from continuing operations before cumulative effect of change in accounting principle, net of tax	$0.17	$0.54	$0.12	$0.21

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In calculating earnings per share, we have not assumed conversion of the following securities into common shares since the effects of those conversions would not be dilutive (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,

	2003	2002	2003	2002

Series A Preferred Stock	70,401	66,005	71,523	67,057
Series C Preferred Stock	21,787	—	34,057	—
Stock options	14,660	10,809	9,512	13,998

10.	Commitments and Contingencies

Litigation —

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and can reasonably be estimated. We expect that matters in process at September 30, 2003, which have not been accrued in the Consolidated Balance Sheets, will not have a material adverse effect on our consolidated liquidity, financial position or results of operations.

Employment agreements —

We have employment agreements with certain of our executive officers for periods up to three years. Under these agreements, if an executive is terminated in some circumstances, we may be obligated to pay the executive an amount equal to the largest annual bonus paid to the executive for any of the three years preceding the date of termination and to continue making base salary payments through the term of the agreement. Additionally, under certain circumstances, including a change in control, as defined in the employment agreements, we have agreed to pay severance amounts equal to a multiple of defined compensation. If a termination occurs in conjunction with a change in control as defined in the employment agreements, we are obligated to pay an additional amount equal to two times the sum of the executive’s base salary on the date of termination and the bonus paid to the executive for the previous year.

In addition, for certain executives, if an executive’s employment is terminated under certain circumstance, the executive may be entitled to continued medical, dental and/or vision coverage, continued vesting in his PARSAP awards and continued vesting and exercisability of his stock options, and continued coverage under our directors’ and officers’ liability insurance, among other matters. Certain executives may be entitled to retirement payments.

Financial assurances —

We are required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations for closure and post-closure costs, and performance under certain collection, landfill and transfer station contracts. We satisfy the financial assurance requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. Additionally, we are required to provide financial assurances for our self-insurance program and collateral required for certain performance obligations. During 2003, we expect no material increase in financial assurance obligations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2003, we had the following financial assurance instruments outstanding (in thousands):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total

Insurance Policies	$909,168	$—	$—	$—	$909,168
Surety Bonds	382,094	547,961	—	—	930,055
Trust Deposits	73,732	—	—	—	73,732
Letters of Credit (1)	249,076	68,728	253,518	265,839	837,161

Total	$1,614,070	$616,689	$253,518	$265,839	$2,750,116

(1)  At September 30, 2003, these amounts were issued under the 2003 Revolver and the institutional letter of credit facility under our 2003 Credit Facility.

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

Off-balance sheet arrangements —

We have no off-balance sheet debt or similar obligations, other than financial assurance instruments discussed above which are not debt of the Company. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third-party debt.

Guarantees —

We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the Consolidated Financial Statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that may become known in the future but that relate to our activities prior to the divestiture. As of September 30, 2003, we estimate the contingent obligations associated with these indemnifications to be deminimus.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies —

We are currently under examination by various state and federal taxing authorities for certain tax years. A federal income tax audit for the years ended December 31, 1998 and 1999 is ongoing. A federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999 is completed with the exception of the matter discussed below.

Prior to our acquisition of BFI on July 30, 1999, BFI operating companies, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, contributed assets and existing environmental and self-insurance liabilities to six fully consolidated BFI risk management companies (RMCs) in exchange for stock representing a minority ownership interest in the RMCs. Subsequently, on July 9, 1999, the BFI operating companies sold that stock in the RMCs to third parties at fair market value which resulted in a capital loss of $900 million for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received. The capital loss was claimed in the BFI tax return for the period from October 1, 1998 to July 30, 1999. The primary argument advanced by the IRS for disallowing the capital loss was that the tax basis of the stock of the RMCs received by the BFI operating companies was required to be reduced by the amount of liabilities assumed even though such liabilities were merely contingent. Under the IRS view, there was no capital loss on the sale of the stock since the tax basis of the stock approximately equaled the proceeds received. On January 18, 2001, the IRS designated this type of transaction and other similar transactions as a “potentially abusive tax shelter” under the IRS regulations.

During 2002, we received notification from the IRS disallowing all of this capital loss. If such disallowance is upheld, we estimate it could have a federal and state income tax effect of up to $310 million plus accrued interest through September 30, 2003 of approximately $50 million. We also received a notification from the IRS assessing a penalty of between 20% and 40% of the additional income tax resulting from the disallowance.

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

11.	Segment Reporting

Our revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. We evaluate performance based on several factors, of which the primary financial measure is operating income before depreciation and amortization. Consistent with our decentralized operating structure, management uses operating income before depreciation and amortization to evaluate field operating performance, since it approximates operational cash flows and is a profit measure of components that are within the control of the operating units. The accounting policies of the segments are the same as those described in the Organization and Summary of Significant Accounting Policies.

We manage our operations through four geographic operating segments: Eastern, Southern, Central and Western. Each area is responsible for managing several vertically integrated operations, which are comprised of three regions. The tables below reflect certain geographic information relating to our continuing operations for the nine and three months ended September 30, 2003 and 2002 (in thousands):

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002

		Operating income		Operating income
		before depreciation		before depreciation
	Revenues	and amortization	Revenues	and amortization

Eastern	$1,099,414	$306,856	$1,118,551	$332,126
Southern	918,035	323,272	927,153	339,710
Central	1,068,489	356,043	1,052,518	383,893
Western	917,947	324,174	880,610	310,959

Total	$4,003,885	$1,310,345	$3,978,832	$1,366,688

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002

		Operating income		Operating income
		before depreciation		before depreciation
	Revenues	and amortization	Revenues	and amortization

Eastern	$381,475	$111,155	$388,294	$118,857
Southern	312,742	111,549	312,811	112,337
Central	369,719	123,544	366,129	128,931
Western	319,470	118,256	305,335	110,756

Total	$1,383,406	$464,504	$1,372,569	$470,881

Reconciliation of reportable segment primary financial measure to income from continuing operations before income taxes and minority interest (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,

	2003	2002	2003	2002

Total operating income before depreciation and amortization for reportable segments	$1,310,345	$1,366,688	$464,504	$470,881
Other (1)	(89,786)	(69,360)	(38,138)	(12,348)
Depreciation and amortization	(409,731)	(364,413)	(140,784)	(124,449)
Interest expense	(621,861)	(652,901)	(194,471)	(228,682)

Income from continuing operations before
income taxes and minority interest	$188,967	$280,014	$91,111	$105,402

(1) Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on an area basis.

Reconciliation of reportable segment revenues to external revenues from continuing operations (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,

	2003	2002	2003	2002

Total revenues	$4,003,885	$3,978,832	$1,383,406	$1,372,569
Other (1)	28,404	21,139	10,135	7,390

Total external revenues from continuing operations	$4,032,289	$3,999,971	$1,393,541	$1,379,959

(1) Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on an area basis.

Amounts and percentages of our total revenue from continuing operations attributable to services provided (in thousands, except percentages):

	Nine Months Ended September 30,				Three Months Ended September 30,

	2003		2002		2003		2002

Collection	$3,012,624	60.5%	$3,038,248	62.2%	$1,024,595	59.4%	$1,033,246	61.2%
Disposal(1)	1,664,650	33.4	1,549,163	31.7	590,518	34.3	545,948	32.4
Recycling	183,442	3.7	168,198	3.5	64,041	3.7	62,557	3.7
Other	121,284	2.4	127,748	2.6	45,132	2.6	45,231	2.7

	4,982,000	100.0%	4,883,357	100.0%	1,724,286	100.0%	1,686,982	100.0%

Intercompany	(949,711)		(883,386)		(330,745)		(307,023)

Reported Revenues	$4,032,289		$3,999,971		$1,393,541		$1,379,959

(1)	Revenues from landfills and transfer stations are included in disposal.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The revenues and operating income before depreciation and amortization from discontinued operations by geographic location are as follows (in thousands):

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002

				Operating income
		Operating income		(loss) before
		before depreciation		depreciation and
	Revenues	and amortization	Revenues	amortization

Eastern	$45,683	$7,431	$56,703	$(333)
Southern	67,914	7,902	80,008	9,488
Westem	6,368	1,685	10,099	2,020

Total	$119,965	$17,018	$146,810	$11,175

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002

				Operating income
		Operating income		(loss) before
		before depreciation		depreciation and
	Revenues	and amortization	Revenues	amortization

Eastern	$9,544	$1,027	$19,345	$(6,536)
Southern	18,983	1,760	26,444	3,769
Western	—	33	3,438	604

Total	$28,527	$2,820	$49,227	$(2,163)

12.	Condensed Consolidating Financial Statements of Allied Waste Industries, Inc.

The 1998 Senior Notes, 1999 Notes, 2001 Senior Notes and 2002 Senior Notes issued by Allied NA (our wholly-owned subsidiary) and certain debt of BFI (all of which are no longer registered under the Securities Exchange Act of 1934) are guaranteed by us. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are Consolidating Balance Sheets as of September 30, 2003 and December 31, 2002, the related Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2003 and September 30, 2002 and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 of Allied Waste Industries, Inc. (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors):

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET
(in millions)

	September 30, 2003

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current Assets —
Cash and cash equivalents	$0.1	$3.7	$203.3	$3.1	$—	$210.2
Accounts receivable, net	—	—	208.6	500.4	—	709.0
Prepaid and other current assets	—	0.3	99.8	1.3	—	101.4
Deferred income taxes, net	—	—	72.3	5.9	—	78.2

Total current assets	0.1	4.0	584.0	510.7	—	1,098.8
Property and equipment, net	—	—	3,933.4	60.5	—	3,993.9
Goodwill, net	—	—	8,380.4	72.4	—	8,452.8
Investment in subsidiaries	3,197.2	13,450.3	—	—	(16,647.5)	—
Other assets, net	—	117.3	59.6	153.4	(85.1)	245.2

Total assets	$3,197.3	$13,571.6	$12,957.4	$797.0	$(16,732.6)	$13,790.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long- term debt	$—	$263.1	$5.3	$—	$—	$268.4
Accounts payable	—	0.8	423.5	4.4	—	428.7
Current portion of accrued capping, closure, post-closure and environmental costs	—	—	96.0	—	—	96.0
Accrued interest	—	204.3	13.1	0.2	—	217.6
Other accrued liabilities	48.9	21.4	111.2	169.3	—	350.8
Unearned revenue	—	—	225.6	2.4	—	228.0

Total current liabilities	48.9	489.6	874.7	176.3	—	1,589.5
Long-term debt, less current portion	—	6,884.9	912.7	138.9	—	7,936.5
Deferred income taxes	—	—	91.9	(9.9)	—	82.0
Accrued capping, closure, post-closure and environmental costs, less current portion	—	—	771.1	2.9	—	774.0
Due to/(from) parent	610.8	2,957.7	(3,733.3)	164.8	—	—
Other long-term obligations	16.2	66.8	838.9	50.5	(85.1)	887.3
Commitments and contingencies
Series A senior convertible preferred stock	1,308.5	—	—	—	—	1,308.5
Stockholders’ equity	1,212.9	3,172.6	13,201.4	273.5	(16,647.5)	1,212.9

Total liabilities and stockholders’ equity	$3,197.3	$13,571.6	$12,957.4	$797.0	$(16,732.6)	$13,790.7

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET
(in millions)

	December 31, 2002

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current Assets —
Cash and cash equivalents	$0.1	$5.4	$172.3	$1.6	$—	$179.4
Accounts receivable, net	—	—	654.9	12.2	—	667.1
Prepaid and other current assets	—	—	83.7	37.5	—	121.2
Deferred income taxes, net	—	—	100.2	4.2	—	104.4

Total current assets	0.1	5.4	1,011.1	55.5	—	1,072.1
Property and equipment, net	—	—	4,009.5	20.2	—	4,029.7
Goodwill, net	—	—	8,458.1	72.4	—	8,530.5
Investment in subsidiaries	3,510.7	12,527.4	—	—	(16,038.1)	—
Other assets, net	—	146.7	134.6	113.7	(98.4)	296.6

Total assets	$3,510.8	$12,679.5	$13,613.3	$261.8	$(16,136.5)	$13,928.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$—	$163.5	$—	$—	$163.5
Accounts payable	—	0.8	416.4	4.6	—	421.8
Current portion of accrued capping, closure, post-closure and environmental costs	—	—	95.2	—	—	95.2
Accrued interest	—	157.2	24.9	—	—	182.1
Other accrued liabilities	50.4	—	174.5	139.3	—	364.2
Unearned revenue	—	—	220.6	2.4	—	223.0

Total current liabilities	50.4	158.0	1,095.1	146.3	—	1,449.8
Long-term debt, less current portion	—	7,807.0	911.6	—	—	8,718.6
Deferred income taxes	—	—	61.3	(9.9)	—	51.4
Accrued capping, closure, post- closure and environmental costs	—	—	862.1	2.6	—	864.7
Due to/(from) parent	1,509.2	1,103.6	(2,554.8)	(58.0)	—	—
Other long-term obligations	15.2	125.8	865.8	—	(98.4)	908.4
Commitments and contingencies
Series A senior convertible preferred stock	1,246.9	—	—	—	—	1,246.9
Stockholders’ equity	689.1	3,485.1	12,372.2	180.8	(16,038.1)	689.1

Total liabilities and stockholders’ equity	$3,510.8	$12,679.5	$13,613.3	$261.8	$(16,136.5)	$13,928.9

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Nine Months Ended September 30, 2003

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$3,891.8	$140.5	$—	$4,032.3
Cost of operations	—	(0.1)	2,341.7	111.0	—	2,452.6
Selling, general and administrative expenses	11.7	—	337.9	9.5	—	359.1
Depreciation and amortization	—	—	406.7	3.1	—	409.8

Operating (loss) income	(11.7)	0.1	805.5	16.9	—	810.8
Equity in earnings of subsidiaries	(112.5)	(477.0)	—	—	589.5	—
Interest expense (income) and other	0.9	563.9	62.3	(5.3)	—	621.8
Intercompany interest expense (income)	(41.0)	11.2	34.8	(5.0)	—	—
Management fees	(3.8)	—	3.2	0.6	—	—

Income (loss) before income taxes	144.7	(98.0)	705.2	26.6	(589.5)	189.0
Income tax expense (benefit)	13.3	(230.0)	288.0	10.4	—	81.7
Minority interest	—	—	1.4	—	—	1.4

Net income from continuing operations before cumulative effect of accounting change	131.4	132.0	415.8	16.2	(589.5)	105.9
Loss from discontinued operations, net of tax	—	—	(3.7)	—	—	(3.7)
Cumulative effect of accounting change, net of tax	29.2	—	29.2	—	(29.2)	29.2

Net income	160.6	132.0	441.3	16.2	(618.7)	131.4
Dividends on preferred stock	(71.8)	—	—	—	—	(71.8)

Net income available to common shareholders	$88.8	$132.0	$441.3	$16.2	$(618.7)	$59.6

	Three Months Ended September 30, 2003

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,347.5	$46.1	$—	$1,393.6
Cost of operations	—	(0.1)	811.1	35.8	—	846.8
Selling, general and administrative expenses	4.8	(0.3)	113.2	2.7	—	120.4
Depreciation and amortization	—	—	139.8	1.0	—	140.8

Operating (loss) income	(4.8)	0.4	283.4	6.6	—	285.6
Equity in earnings of subsidiaries	(35.8)	(260.1)	—	—	295.9	—
Interest expense (income) and other	(44.8)	227.0	14.6	(2.3)	—	194.5
Intercompany interest expense (income)	(12.9)	20.6	(5.5)	(2.2)	—	—
Management fees	(1.3)	—	1.2	0.1	—	—

Income (loss) before income taxes	90.0	12.9	273.1	11.0	(295.9)	91.1
Income tax expense (benefit)	22.4	(98.9)	112.4	4.1	—	40.0
Minority interest	—	—	0.5	—	—	0.5

Net income from continuing operations	67.6	111.8	160.2	6.9	(295.9)	50.6
Loss from discontinued operations, net of tax	—	—	(12.2)	—	—	(12.2)

Net income	67.6	111.8	148.0	6.9	(295.9)	38.4
Dividends on preferred stock	(26.4)	—	—	—	—	(26.4)

Net income available to common shareholders	$41.2	$111.8	$148.0	$6.9	$(295.9)	$12.0

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(in millions)

	Nine Months Ended September 30, 2002

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$3,837.0	$163.0	$—	$4,000.0
Cost of operations	—	—	2,235.5	116.0	—	2,351.5
Selling, general and administrative expenses	7.0	0.4	338.2	5.6	—	351.2
Depreciation and amortization	—	—	350.8	13.6	—	364.4

Operating (loss) income	(7.0)	(0.4)	912.5	27.8	—	932.9
Equity in earnings of subsidiaries	(129.1)	(458.3)	—	—	587.4	—
Interest expense (income) and other	1.1	568.9	85.1	(2.2)	—	652.9
Intercompany interest expense (income)	(59.1)	(24.8)	83.0	0.9	—	—
Management fees	(3.8)	—	3.3	0.5	—	—

Income (loss) before income taxes	183.9	(86.2)	741.1	28.6	(587.4)	280.0
Income tax expense (benefit)	22.4	(215.1)	295.8	12.9	—	116.0
Minority interest	—	—	1.7	—	—	1.7

Net income from continuing operations	161.5	128.9	443.6	15.7	(587.4)	162.3
Loss from discontinued operations, net of tax	—	—	(0.8)	—	—	(0.8)

Net income	161.5	128.9	442.8	15.7	(587.4)	161.5
Dividends on preferred stock	(57.8)	—	—	—	—	(57.8)

Net income available to common shareholders	$103.7	$128.9	$442.8	$15.7	$(587.4)	$103.7

	Three Months Ended September 30, 2002

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$1,335.6	$44.4	$—	$1,380.0
Cost of operations	—	—	763.3	40.9	—	804.2
Selling, general and administrative expenses	2.2	0.1	113.2	1.8	—	117.3
Depreciation and amortization	—	—	123.4	1.0	—	124.4

Operating (loss) income	(2.2)	(0.1)	335.7	0.7	—	334.1
Equity in earnings of subsidiaries	(46.2)	(159.1)	—	—	205.3	—
Interest expense (income) and other	0.2	194.5	36.7	(2.7)	—	228.7
Intercompany interest expense (income)	(19.7)	(8.3)	27.7	0.3	—	—
Management fees	(1.2)	—	1.0	0.2	—	—

Income (loss) before income taxes	64.7	(27.2)	270.3	2.9	(205.3)	105.4
Income tax expense (benefit)	7.6	(73.6)	108.2	1.7	—	43.9
Minority interest	—	—	0.6	—	—	0.6

Net income from continuing operations	57.1	46.4	161.5	1.2	(205.3)	60.9
Loss from discontinued operations, net of tax	—	—	(3.8)	—	—	(3.8)

Net income	57.1	46.4	157.7	1.2	(205.3)	57.1
Dividends on preferred stock	(19.8)	—	—	—	—	(19.8)

Net income available to common shareholders	$37.3	$46.4	$157.7	$1.2	$(205.3)	$37.3

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30, 2003

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash (used for) provided by operating activities from continuing operations	$(97.4)	$(1,428.6)	$2,070.9	$84.7	$–	$629.6
Investing activities –
Proceed from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	62.5	—	—	62.5
Proceeds from sale of fixed assets	—	—	14.5	—	—	14.5
Capital expenditures, excluding acquisitions	—	—	(344.8)	(5.7)	—	(350.5)
Capitalized interest	—	—	(11.7)	—	—	(11.7)
Change in deferred acquisitions costs, notes receivable and other	—	—	(5.4)	—	—	(5.4)

Cash used for investing activities from continuing operations	—	—	(284.9)	(5.7)	—	(290.6)

Financing activities –
Net proceeds from sale of Series C Preferred Stock	333.1	—	—	—	—	333.1
Proceeds from long-term debt, net of issuance costs	—	2,529.4	—	158.3	—	2,687.7
Repayments of long-term debt	—	(3,232.3)	(162.6)	(19.4)	—	(3,414.3)
Payments of Series C Preferred Stock cash dividend	(4.9)	—	—	—	—	(4.9)
Change in disbursement account	—	—	(3.4)	—	—	(3.4)
Net proceeds from sale of common stock and exercise of stock options and other	97.4	—	—	—	—	97.4
Intercompany between issuer and subsidiary	(328.2)	2,129.8	(1,585.2)	(216.4)	—	—

Cash (used for) provided by financing activities from continuing operations	97.4	1,426.9	(1,751.2)	(77.5)	—	(304.4)

Cash used for discontinued operations	—	—	(3.8)	—	—	(3.8)

Increase (decrease) in cash and cash equivalents	—	(1.7)	31.0	1.5	—	30.8
Cash and cash equivalents, beginning of period	0.1	5.4	172.3	1.6	—	179.4

Cash and cash equivalents, end of period	$0.1	$3.7	$203.3	$3.1	$—	$210.2

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30, 2002

	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash (used for) provided by operating activities from continuing operations	$(2.6)	$74.8	$643.7	$45.2	$–	$761.1
Investing activities –
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	(27.1)	—	—	(27.1)
Proceeds from sale of fixed assets	—	—	21.4	1.4	—	22.8
Capital expenditures, excluding acquisitions	—	—	(233.2)	(197.1)	—	(430.3)
Capitalized interest	—	—	(17.0)	—	—	(17.0)
Change in deferred acquisition costs, notes receivable and other	—	—	(12.4)	—	—	(12.4)

Cash used for investing activities from continuing operations	—	—	(268.3)	(195.7)	—	(464.0)

Financing activities –
Proceeds from long-term debt, net of issuance costs	—	484.2	(2.3)	192.7	—	674.6
Repayments of long-term debt	—	(692.1)	(264.9)	(12.0)	—	(969.0)
Change in disbursement account	—	—	(77.0)	—	—	(77.0)
Net proceeds from sale of common stock and exercise of stock options and other	2.6	—	—	—	—	2.6
Intercompany and capital funding between issuer and subsidiary	—	129.3	(67.6)	(61.7)	—	—

Cash (used for) provided by financing Activities from continuing operations	2.6	(78.6)	(411.8)	119.0	—	(368.8)

Cash provided by discontinued operations	—	—	13.8	—	—	13.8

Decrease in cash and cash equivalents	—	(3.8)	(22.6)	(31.5)	—	(57.9)
Cash and cash equivalents, beginning of period	0.1	8.9	114.7	34.1	—	157.8

Cash and cash equivalents, end of period	$0.1	$5.1	$92.1	$2.6	$—	$99.9

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Subsequent Events

In October 2003, we announced we were commencing the process of seeking modifications to our 2003 Credit Facility to reduce the interest rates on the term loans and to favorably revise certain financial covenants to provide greater operating flexibility. Such modifications are contingent on the approval of the lenders under our 2003 Credit Facility and there can be no assurance that the lenders will approve the modifications.

In November 2003, we issued $350 million of 6.5% senior notes due 2010 in a private placement under Rule 144A of the Securities Act of 1933. We will use the proceeds from the sale of these notes to repurchase $350 million of our senior subordinated notes through open market repurchases or otherwise. We expect to use additional borrowings under the 2003 Revolver to pay for costs associated with the issuance of these senior notes. We will initiate the registration of these notes with the SEC under the Securities Act of 1933 as soon as it is practical.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein.

Introduction

Allied Waste Industries, Inc. (Allied or we), a Delaware corporation, is the second largest non-hazardous solid waste management company in the United States. We operate as a vertically integrated company providing collection, transfer, disposal and recycling services for approximately 10 million residential, commercial and industrial customers. We serve customers through a network of 323 collection companies, 168 transfer stations, 169 active landfills, and 61 recycling facilities within 38 states.

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

Revenues by Area (in thousands, except percentages) :

	Nine Months Ended September 30,

	2003		2002

Eastern	$1,099,414	27.3%	$1,118,551	28.0%
Southern	918,035	22.8	927,153	23.2
Central	1,068,489	26.5	1,052,518	26.3
Western	917,947	22.7	880,610	22.0
Other (1)	28,404	0.7	21,139	0.5

Total revenues	$4,032,289	100.0%	$3,999,971	100.0%

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization.

Revenues by Service Line (in thousands, except percentages):

	Nine Months Ended September 30,

	2003		2002

Collection(1)	$3,012,624	60.5%	$3,038,248	62.2%
Disposal (2)	1,664,650	33.4	1,549,163	31.7
Recycling	183,442	3.7	168,198	3.5
Other	121,284	2.4	127,748	2.6

	4,982,000	100.0%	4,883,357	100.0%

Intercompany	(949,711)		(883,386)

Reported revenues	$4,032,289		$3,999,971

(1)	For 2003 and 2002 respectively, collection revenues consist of 71% and 72% revenues from commercial customers and 29% and 28% revenues from residential customers.

(2)	Revenues from landfills and transfer stations are included in disposal.

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

Results of Operations

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated.

	Nine Months Ended September 30,		Three Months Ended September 30,

	2003	2002	2003	2002

Statement of Operations Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of operations	60.8	58.8	60.8	58.3
Selling, general and administrative expenses	8.9	8.8	8.6	8.5
Depreciation and amortization	10.2	9.1	10.1	9.0

Operating income	20.1	23.3	20.5	24.2
Interest expense and other	15.4	16.3	14.0	16.6

Income before income taxes	4.7	7.0	6.5	7.6
Income tax expense	2.0	3.0	2.9	3.2
Minority interest	0.0	0.0	0.0	0.0

Income before discontinued operations and cumulative effect of change in accounting principle	2.7	4.0	3.6	4.4
Discontinued operations, net of tax	(0.1)	—	(0.8)	(0.3)
Cumulative effect of accounting change, net of tax	0.7	—	—	—

Net income	3.3	4.0	2.8	4.1
Dividends on preferred stock	(1.8)	(1.4)	(1.9)	(1.4)

Net income available to common shareholders	1.5%	2.6%	0.9%	2.7%

Three and Nine Months Ended September 30, 2003 and 2002

During 2003, we have determined that certain operations we have divested or are planned to be divested as part of our previously announced divestiture plan were discontinued operations. The discontinued operations include hauling operations in South Carolina, Georgia and Colorado which were sold at the end of second quarter 2003, hauling, transfer and material recovery facilities in New Jersey which were sold in August 2003 and certain hauling, landfill and material recovery facilities in Florida that were held for sale at September 30, 2003. The sale of the Florida operations was completed in October 2003. Prior period results of these operations have been reclassified to discontinued operations. The following discussion relates to our continuing operations.

Revenues. For the three months ended September 30, 2003, revenues were $1.394 billion compared to the same period in the prior year of $1.380 billion, an increase of 1.0%. Core business revenues on a same store basis increased by $27 million due to an increase in volumes of $36 million, partially offset by a decline in per unit pricing of $9 million. Net divested revenues (excluding amounts included in discontinued operations) were $13 million. Landfill revenues increased as a result of an 8% increase in landfill volumes, partially offset by a slight decline in per unit pricing for the third quarter 2003 when compared with the same period in 2002. Revenue from the collection businesses remained fairly consistent quarter over quarter with an increase in volume offset by a decline in per unit pricing. Commodity revenues increased by $5 million in the third quarter of 2003 compared to the same period of 2002 primarily due to an increase in processing fess associated with a recycling contract. The commodity volumes and per unit average price for our primary commodities declined when comparing 2003 to 2002. The increase in commodity revenues was offset by a comparable net increase in landfill taxes and a decrease in other non-core revenues.

For the nine months ended September 30, 2003, revenues were $4.032 billion compared to $4.0 billion for the same period in 2002, an increase of approximately 0.8%. The increase in revenues reflects an increase in core business revenues of $60 million and an increase in commodity revenues and other non-core revenues of $5 million, offset by $33 million of net divested revenues. Core business revenues increased as a result of increased volumes of approximately $87 million, offset by a decline in per unit price of $27 million. During 2003, we have continued to experience pricing pressures as a result of general economic conditions. The increase in commodity revenues is primarily due to an increase in our per unit average price, offset by a decline in volume when compared to the same period in the prior year. The decline in commodity volume is due primarily to the sale or closure of processing facilities.

Cost of Operations. For the three and nine months ended September 30, 2003, cost of operations was $846.8 million and $2.453 billion compared to $804.2 million and $2.352 billion for the same periods last year, reflecting increases of 5.3% and 4.3%, respectively. Cost of sales as a percent of revenues increased from 58.3% and 58.8% for the three and nine month periods ended September 30, 2002 to 60.8% for both the three and nine months ended September 30, 2003. The increase is primarily attributable to inflationary increases in costs and increases in insurance and financial assurance costs in excess of inflation rates and the incremental in costs associated with increased volumes. These cost increases were offset by a favorable variance for the three and nine month periods of $7 million and $20 million, respectively, in capping, closure and post-closure provision from the change in accounting upon our adoption of SFAS 143.

Selling, General and Administrative Expenses. For the three and nine months ended September 30, 2003, selling, general and administrative expenses were $120.4 million and $359.1 million compared to $117.3 million and $351.1 million for the same periods in 2002, an increase of 2.7% and 2.3%, respectively. Third quarter 2003 selling, general and administrative expenses were 8.6% of revenues compared to 8.5% for third quarter 2002. The increase is primarily due to normal inflationary increases in costs and an increase in bad debt expense.

Depreciation and Amortization. For the three months ended September 30, 2003, depreciation and amortization was $140.8 million compared to $124.4 million in 2002, an increase of 13.1%. Depreciation and amortization was $409.7 million for the nine months ended September 30, 2003, compared to $364.4 million for the same period in 2002, an increase of 12.4%. As a percentage of revenues, depreciation and amortization expense increased to 10.1% from 9.0% and to 10.2% from 9.1% for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The increase is attributable to an increase in landfill amortization as a result of the increase in landfill volumes of approximately 7% for the first nine months of 2003 as compared to the same period in 2002 and the adoption of SFAS 143, which changed our accounting for landfill liabilities and resulted in an increase in landfill assets to be amortized.

Interest expense and other. Interest expense and other was $194.5 million and $228.7 million for the three months ended September 30, 2003 and 2002, respectively. Interest expense and other was $621.9 million and $652.9 million for the nine months ended September 30, 2003 and 2002, respectively. Interest expense and other for the three and nine months ended September 30, 2003 includes $16.9 million and $70.7 million, respectively, of expense related to the write-off of deferred financing costs and premiums paid in connection with the early repayment of debt. Additionally, included in interest expense and other, during the three and nine months ended September 30, 2003 is $5.4 million and $17.7 million, respectively, of amortization of amounts in accumulated other comprehensive income in stockholders’ equity and a gain of $15.4 million and $36.5 million, respectively, related to the change in market value of our de-designated interest rate swap contracts. Due to the unpredictability of the mark to market impact and because we expect to hold these contracts to maturity, we evaluate interest expense and other excluding the effects of de-designation.

Interest expense and other for the three and nine months ended September 30, 2003 and 2002 before the effect of accounting for de-designated interest rate swap contracts and the costs incurred to early extinguish debt, was $188.4 million and $573.0 million compared to $201.2 million and $612.0 million, representing a decrease of 6.4% for both periods. The decrease is attributable primarily to the repayment of debt from our continued de-leveraging strategy. At September 30, 2003, the interest rate on all of our debt was fixed, 80% directly through a fixed coupon and 20% through interest rate swap contracts.

Income Taxes. Income taxes reflect an effective tax rate of 44.2% and 43.5% for the three and nine months ended September 30, 2003, respectively, and 41.9% and 41.7% for the three and nine months ended September 30, 2002, respectively. The effective tax rate deviates from the federal statutory rate of 35% primarily due to state income taxes.

Discontinued Operations. Discontinued operations in the third quarter of 2003 included a $22.1 million pretax loss for the write-down of assets to fair value, offset by a $9.6 million tax benefit. Included in the pretax loss for the quarter is an additional $3.9 million loss ($2.4 million loss after $1.5 million tax benefit) related to the assets held for sale at June 30, 2003 that were divested during third quarter. The additional loss is primarily a result of purchase price adjustments when the assets were divested. For the nine months ended September 30, 2003, the results for discontinued operations include a loss of approximately $45.5 million ($7.8 million loss after a $37.7 million tax benefit) reflecting the adjustment to fair value for discontinued operations.

Cumulative Effect of Change in Accounting Principle, Net of Tax. Upon adoption of SFAS 143, Accounting for Asset Retirement Obligations, we recorded a cumulative effect of change in accounting principle of $29.2 million, net of income tax expense of $19.5 million.

Dividends on Preferred Stock. Dividends on preferred stock were $26.5 million and $71.9 million for the three and nine months ended September 30, 2003, compared to $19.8 million and $57.8 million, respectively, for the same periods in 2002. The increase in the dividends for 2003 compared to 2002 is primarily due to the 6.25% dividends on the Series C Preferred Stock that was issued in April 2003. Dividends on the Series C Preferred Stock are payable in cash. The dividends for both 2003 and 2002 reflect the 6.5% dividend on the liquidation preference of the Series A Preferred Stock issued on July 30, 1999 in connection with the financing of the acquisition of BFI. Dividends on the Series A Preferred Stock were not paid in cash, instead, the liquidation preference of the preferred stock increased by accrued, but unpaid dividends. The liquidity and capital resources discussion below discusses the anticipated conversion of the Series A Preferred Stock to common stock, including the cumulative dividends that have been accrued.

Liquidity and Capital Resources

We meet operational liquidity needs with operating cash flow. When non-operating liquidity needs arise, such as funding our debt maturities and capital expenditure requirements, they are met, if not from remaining operating cash flow, with borrowings under our 2003 Revolver. At September 30, 2003, we had $862.8 million available under the 2003 Revolver.

During the nine months ended September 30, 2003, we used proceeds from the issuance of common stock and the Series C Preferred Stock of $427.5 million, cash provided by continuing operations of $629.6 million, net proceeds from net divestitures of $62.5 million and proceeds from the sale of fixed assets of $14.5 million to:

•	fund $350.5 million of capital expenditures,

•	reduce debt by $677.3 million,

•	increase our cash balance by $30.8 million, and

•	fund $75.5 million of other non-operating net cash outflows.

During the nine months ended September 30, 2002, we used cash provided by continuing operations of $761.2 million, the application of $57.9 million of balance sheet cash and proceeds from the sale of fixed assets of $22.8 million to:

•	fund $430.3 million of capital expenditures,

•	reduce debt by $280.3 million,

•	fund $27.1 million of net acquisitions,

•	fund outstanding checks of $77.0 million, and

•	fund $27.2 million of other non-operating net cash outflows.

The decrease in cash provided by operating activities when comparing the nine months ended September 30, 2003 to the same period in 2002 is primarily due to a reduction in earnings and an increase in operating assets. We have historically operated and we expect that we will continue to operate with a working capital deficit. This deficit, in part, is caused by the current portion of our outstanding debt. We regularly use excess available cash from operating and non-operating activities to pay the current portion of our outstanding debt. To the extent excess cash from operations exceeds our scheduled debt maturities, we prepay future maturities. Our financing strategy for market development has been and may continue to utilize cash flow from divestiture activity to repay debt and to fund any acquisition activity. In addition to funding our operational working capital and debt reduction needs, we are committed to investing capital in our asset base.

At September 30, 2003, our debt structure consisted primarily of:

•	$1.435 billion outstanding under our 2003 Credit Facility,

•	$3.875 billion of senior notes issued by AWNA,

•	$1.832 billion of senior subordinated notes issued in 1999,

•	$1.014 billion of debt assumed in connection with the BFI acquisition, and

•	$138.9 million borrowed under the receivables securitization program.

At September 30, 2003, we had a revolver capacity commitment of $1.5 billion with zero drawn and $637.2 million of letters of credit outstanding under our 2003 Revolver. We had aggregate availability under the 2003 Revolver of approximately $862.8 million for working capital, letters of credit, acquisitions and other general corporate purposes. All amounts under our $200 million institutional letter of credit facility were used for letters of credit at September 30, 2003.

During August 2003, we completed an amendment to our 2003 Credit Facility permitting the proposed Series A Preferred Stock exchange transaction and, in addition, providing increased financial flexibility to the Company over the term of the 2003 Credit Facility. The amendment provided for an additional $250 million of term loan indebtedness and permits the issuance of an additional $750 million of other senior indebtedness in the future. Additionally, the amendment permits us to use the net proceeds of the $250 million additional term loan indebtedness and any successful issuance of other indebtedness of up to $750 million to retire our outstanding senior subordinated indebtedness through optional redemption, public tender offer or open market repurchases.

During the third quarter, we funded a new $250 million Term Loan C (due 2010) under the 2003 Credit Facility and used approximately $168 million of the proceeds to repurchase a portion of our senior subordinated notes. In connection with these repurchases, we paid premiums of approximately $14.7 million. During October 2003, we repurchased $82 million of our senior subordinated notes using the remaining Term Loan C proceeds and paid premiums of approximately $7.6 million related to these repurchases.

The following table provides additional maturity detail of our long-term debt obligations at September 30, 2003 (in millions):

Debt	2003	2004	2005	2006	2007	2008	Thereafter	Total

Revolving Credit Facility	$—	$—	$—	$—	$—	$—	$—	$—
Term Loan B due 2010	—	15.0	15.0	15.0	15.0	15.0	1,110.0	1,185.0
Term Loan C due 2010	—	3.1	3.1	3.1	3.1	3.1	234.5	250.0
Receivables secured loan	—	—	—	—	—	138.9	—	138.9
7.375% Senior notes	—	225.0	—	—	—	—	—	225.0
7.875% BFI Senior notes	—	—	69.5	—	—	—	—	69.5
7.625% Senior notes	—	—	—	600.0	—	—	—	600.0
8.875% Senior notes	—	—	—	—	—	600.0	—	600.0
8.50% Senior notes	—	—	—	—	—	750.0	—	750.0
6.375% BFI Senior notes	—	—	—	—	—	161.2	—	161.2
7.875% Senior notes due 2009	—	—	—	—	—	—	875.0	875.0
7.875% Senior notes due 2013	—	—	—	—	—	—	450.0	450.0
10.00% Senior sub notes due 2009	20.0	—	—	—	—	—	1,812.3	1,832.3
9.25% Senior notes due 2012	—	—	—	—	—	—	375.0	375.0
9.25% BFI debentures due 2021	—	—	—	—	—	—	99.5	99.5
7.40% BFI debentures due 2035	—	—	—	—	—	—	360.0	360.0
Other debt	1.4	4.9	14.7	5.1	0.8	0.3	295.8	323.0

Total principal due	$21.4	$248.0	$102.3	$623.2	$18.9	$1,668.5	$5,612.1	$8,294.4
Discount, net	—	—	(1.0)	—	—	(14.4)	(74.1)	(89.5)

Total debt balance	$21.4	$248.0	$101.3	$623.2	$18.9	$1,654.1	$5,538.0	$8,204.9

We have no off-balance sheet debt or similar obligations, other than financial assurance instruments discussed under Commitments and Contingencies which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third-party debt.

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

At September 30, 2003, we were in compliance with all financial covenants under our 2003 Credit Facility. At September 30, 2003, Total Debt/EBITDA(1) ratio, as defined by the 2003 Credit Facility, was 4.86:1 and our EBITDA(1)/Interest ratio was 2.14:1. We are not subject to any minimum net worth covenants.

(1)  EBITDA used for covenants is calculated in accordance with the definition in our credit facility agreement (see exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2003). In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants.

The failure to comply with the financial covenants under our 2003 Credit Facility would constitute default under the credit agreement and would allow the lenders under the 2003 Credit Facility to accelerate the maturity of all indebtedness under the credit agreement. In addition, maturity acceleration on the 2003 Credit Facility constitutes an event of default on the $2 billion senior subordinated notes, 2002 Senior Notes, 2001 Senior Notes and 1998 Senior Notes and, therefore, these would also be subject to acceleration of maturity. If such acceleration of maturities of indebtedness were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under the 2003 Credit Facility for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or assets sales, if necessary. We may be unable to amend the 2003 Credit Facility or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

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

The 2003 Credit Facility contains certain restrictions, including restrictions on our ability to pay dividends on our common and preferred stock. However, we are able to pay cash dividends on the Series C Preferred Stock and, after July 30, 2004, pay up to $75 million of cash dividends on the Series A Preferred Stock even if our leverage ratio is in excess of 4:1.

On July 31, 2003, we announced that we reached an agreement with the holders of the Series A Preferred Stock to exchange all of their shares for shares of our common stock. The Series A Preferred Stock had a stated value of $1.309 billion at September 30, 2003, which represents the original issuance amount plus cumulative accrued and unpaid dividends. The liquidation preference on the Series A Preferred Stock will continue to increase by the 6.5% cumulative dividend until the completion of the transaction. We have agreed to exchange all of the Series A Preferred Stock outstanding for 110.5 million shares of common stock. If the exchange is approved by our shareholders, no additional common shares will be issued for the increase in liquidation preference for the period of July 31, 2003 through the date the exchange is completed. We expect that our outstanding shares on a fully diluted basis after the exchange is completed will be approximately 350 million shares and that we will eliminate approximately $90 million in dividend payments annually beginning July 2004.

The offer to exchange was approved by a special committee of non-affiliated, independent directors of our Board of Directors and was approved by the full Board of Directors. The Special Committee was advised by Goldman, Sachs and Co. in connection with this transaction. The completion of this transaction is subject to certain approvals, including approval by our shareholders. We are currently in the process of obtaining shareholder approval and anticipate a special meeting of the shareholders on December 18, 2003. We have received lender consent and the holders of the Series A Preferred Stock have agreed to vote in favor of the transaction which accounts for approximately 35% of our outstanding shares through direct and beneficial ownership. Under the terms of the exchange agreement, the holders of the Series A Preferred Stock will be restricted from selling the shares of common stock they receive for one year subsequent to the closing. The exchange agreement may be terminated by the holders of the preferred stock or us if the exchange has not been completed by December 31, 2003.

In connection with the exchange, we anticipate a non-cash conversion charge, which will be reflected as a reduction to net income available to common shareholders, but will have no effect on total stockholders’ equity because offsetting amounts are recorded to additional paid in capital. Due to the change in the original conversion terms, we are required to quantify the accounting effect of the change in conversion terms and reduce net income available to common shareholders by the corresponding amount. The market value of the shares of our common stock issued in excess of the shares of common stock that the holders of the Series A Preferred Stock could have converted into under the original terms of the Series A Preferred Stock will be recorded as a non-cash reduction to net income available to common shareholders on the date all conditions for closing have been met. The exact amount of the non-cash conversion charge will not be known until all conditions for closing have been met; however, we expect the amount to be material.

Based on the original conversion price of $18 and the liquidation preference at September 30, 2003 of approximately $1.309 billion, the number of common shares that the holders of the Series A Preferred Stock could have converted into was 72.7 million shares. Assuming we issue 110.5 million common shares under the exchange agreement, the incremental shares issued would be 37.8 million. Using the closing of our common stock of $10.80 on September 30, 2003, the non-cash reduction to net income available to common shareholders would be approximately $408.3 million. Assuming the same amount of incremental shares issued, if the stock price at the date all conditions for closing have been met is $10.00 or $14.00, the non-cash reduction to net income available to common shareholders would be approximately $378.0 million or $529.3 million, respectively.

Subsequent Events

In October 2003, we announced we were commencing the process of seeking modifications to our 2003 Credit Facility to reduce the interest rates on the term loans and to favorably revise certain financial covenants to provide greater operating flexibility. Such modifications are contingent on the approval of the lenders under our 2003 Credit Facility and there can be no assurance that the lenders will approve the modifications.

In November 2003, we issued $350 million of 6.5% senior notes due 2010 in a private placement under Rule 144A of the Securities Act of 1933. We will use the proceeds from the sale of these notes to repurchase $350 million of our senior subordinated notes through open market repurchases or otherwise. We will initiate the registration of these notes with the SEC under the Securities Act of 1933 as soon as it is practical.

Financing Plan

We are a highly levered company with $8.2 billion of outstanding debt at September 30, 2003. The vast majority of our debt was incurred to acquire solid waste companies during the past 10 years. Our objective to extend maturities under our 1999 Credit Facility was successfully met upon the completion of the financing plan that we launched at the end of March, which included the issuance of equity and debt and the refinancing of our credit facility (together, the Transactions) as follows:

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

Our debt maturity schedule after the refinancing of the 1999 Credit Facility reflects annual scheduled payments of $21.4 million, $248.0 million and $102.3 million for the remainder of 2003, 2004 and 2005, respectively. We are anticipating additional repayments of debt during 2003 with cash flows from operations and our divestiture program. We anticipate completing our divestiture program of net proceeds of $300 million representing approximately $450 million in annual revenues during the fourth quarter 2003 and first quarter 2004.

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

At September 30, 2003, we had the following financial assurance instruments (in thousands):

	Landfill
	Closure/
	Post-	Contract	Risk/Casualty	Collateral for
	Closure	Performance	Insurance	Obligations	Total

Insurance Policies	$909,168	$—	$—	$—	$909,168
Surety Bonds	382,094	547,961	—	—	930,055
Trust Deposits	73,732	—	—	—	73,732
Letters of Credit (1)	249,076	68,728	253,518	265,839	837,161

Total	$1,614,070	$616,689	$253,518	$265,839	$2,750,116

(1)	These amounts are issued under the 2003 Revolver and the institutional letter of credit facility under our 2003 Credit Facility.

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

Prior to our acquisition of BFI on July 30, 1999, BFI operating companies, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, contributed assets and existing environmental and self-insurance liabilities to six fully consolidated BFI risk management companies (RMCs) in exchange for stock representing a minority ownership interest in the RMCs. Subsequently, on July 9, 1999, the BFI operating companies sold that stock in the RMCs to third parties at fair market value which resulted in a capital loss of $900 million for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received. The capital loss was claimed in the BFI tax return for the period from October 1, 1998 to July 30, 1999. The primary argument advanced by the IRS for disallowing the capital loss was that the tax basis of the stock of the RMCs received by the BFI operating companies was required to be reduced by the amount of liabilities assumed even though such liabilities were merely contingent. Under the IRS view, there was no capital loss on the sale of the stock since the tax basis of the stock approximately equaled the proceeds received. On January 18, 2001, the IRS designated this type of transaction and other similar transactions as a “potentially abusive tax shelter” under IRS regulations.

During 2002, we received notification from the IRS disallowing all of this capital loss. If such disallowance is upheld, we estimate it could have a federal and state income tax effect of up to $310 million plus accrued interest through September 30, 2003 of approximately $50 million. We also received a notification from the IRS assessing a penalty of between 20% and 40% of the additional income tax resulting from the disallowance.

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

We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the Consolidated Financial Statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that may become known in the future but that relate to our activities prior to the divestiture. As of September 30, 2003, we estimate the contingent obligations associated with these indemnifications to be deminimus.

Subtitle D and other regulations that apply to the non-hazardous solid waste disposal industry have required us, as well as others in the industry, to alter operations and to modify or replace pre-Subtitle D landfills. Such expenditures have been and will continue to be substantial. Further regulatory changes could accelerate expenditures for closure and post-closure monitoring and obligate us to spend sums in addition to those presently reserved for such purposes. These factors, together with the other factors discussed above, could substantially increase our operating costs and our ability to invest in our facilities.

New Accounting Standards

For a description of the new accounting standards that affect us, see Note 1 to our Consolidated Financial Statements included under Item 1 of this Form 10-Q.

Disclosure Regarding Forward-Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (Forward-Looking Statements). All statements, other than statements of historical fact included in this report, are Forward-Looking Statements. Although we believe that the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Generally, these Forward-Looking Statements include, among others, statements regarding:

•	our business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies;

•	the adequacy of our cash flow to make payments on our indebtedness and fund other liquidity needs;

•	our ability to continue to achieve price increases under our previously announced pricing initiative;

•	our ability to pay cash dividends in the future;

•	estimates of future expenses, including amortization expense;

•	our ability to increase revenue growth and internal growth by increasing volumes collected and disposed and by increasing the rates for the services we provide;

•	our ability to perform our obligations under financial assurance contracts and our ability to maintain the current amount and mix of financial assurance contracts;

•	our estimate of federal and state income taxes and penalties required to be paid if we do not prevail in our appeal of the IRS’ disallowance of capital losses related to BFI;

•	our expectation that we will complete the divestiture of several operations during 2003;

•	our ability to repay debt with proceeds from our divestitures and operating cash flow; and

•	our anticipated benefits in the future from converting the Series A Preferred Stock to common stock.

These Forward-Looking Statements involve risks and uncertainties which could cause actual results to differ materially including, without limitation: (1) continuing weakness in the U.S. economy in 2003 may cause a decline in the demand for our services (particularly in the commercial and industrial sectors), a decline in the price of commodities sold by us, increased competitive pressure on pricing and generally make it more difficult for us to predict economic trends; (2) we may be impeded in the successful integration of acquired businesses and its market development efforts, which may cause significant increases in our waste disposal expenses; (3) we may be unsuccessful in achieving greater aggregate revenues from price increases; (4) a change in interest rates or a reduction in the Company’s cash flow could impair our ability to service and reduce our debt obligations; (5) volatility in interest rates may, among other things, affect earnings due to possible mark to market changes on certain interest rate hedges; (6) divestitures by us may not raise funds exceeding financing needed for acquisitions in 2003 or may not occur at all; (7) severe weather conditions could impair our operating results; (8) the covenants in our credit facilities and indentures may limit our ability to operate our business; (9) we could be unable to obtain required permits; (10) we may be unable to raise additional capital to meet our operational needs; (11) increases in post-closure costs could result in an increase in our operating costs; (12) we may be unable to obtain financial assurances; (13) the loss of services of any members of senior management may affect our operating abilities; (14) government regulations may increase the cost of doing business; (15) potential liabilities, including the outcome of litigation brought by government agencies, liabilities associated with our acquisitions and hazardous substance and environmental liabilities could increase costs; (16) potential increases in commodity, insurance and fuel prices may make it more expensive to operate our business; (17) we may not be able to obtain all necessary approvals, including shareholder approval, to close the transaction converting our Series A Preferred Stock to our common stock; and (18) potential increases in our operating costs or disruption to our operations as a result of union initiated work stoppages.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     On October 30, 2003, the Solid Waste Commission of Westchester County, New York listed a Notice of Hearing to Suburban Carting Corporation and Metro Enviro LLC alleging violations of county laws and seeking a penalty of $446,000 for the unauthorized acceptance of industrial wastes at two of our subsidiaries’ transfer stations. These same underlying facts had previously been the subject of an investigation by the New York State Department of Environmental Conservation that resulted in the entry of a consent order and payment of a $60,000 fine.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits –

3.2*	Amended and Restated Bylaws of Allied Waste Industries, Inc. as of June 24, 2003.

10.1*	Executive Employment Agreement between the Company and Thomas W. Ryan effective August 1, 2003.

10.2	Exchange Agreement by and among Allied Waste Industries, Inc., and the Parties Listed on Schedule I dated July 31, 2003. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated August 6, 2003 is incorporated by reference.

10.3	Credit Agreement dated as of July 21, 1999, as amended and restated as of April 29, 2003 as further amended and restated as of August 20, 2003. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated August 25, 2003 is incorporated by reference.

10.4*	Registration Rights Agreement, dated as of November 10, 2003, by and among the Company, the Guarantors and the initial purchasers, relating to $350 million aggregate principal amount of 6-1/2% Senior Notes due 2010.

10.5*	Eleventh Supplemental Indenture relating to the 6-1/2% Senior Notes due 2010, dated November 10, 2003, among Allied NA, certain guarantors signatory thereto, and U.S. Bank National Association as Trustee.

31.1*	Section 302 Certifications of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer

31.2*	Section 302 Certifications of Peter S. Hathaway, Executive Vice President and Chief Financial Officer

32*	Certification Pursuant to 18 U.S.C.§1350 of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer

* Filed herewith

(b) Reports on Form 8-K during the Quarter Ended September 30, 2003

July 31, 2003	Our current report on Form 8-K to announce the financial results for the second quarter ended June 30, 2003.

July 31, 2003	Our current report on Form 8-K to announce the agreement to exchange the Series A Convertible Preferred Stock for Common Stock.

August 6, 2003	Our current report on Form 8-K to file under Item 7 the agreement relating to the exchange of Series A Convertible Preferred Stock for Common Stock.

August 11, 2003	Our current report on Form 8-K to file under Item 9 the announcement that Allied will seek an amendment to its existing credit facility.

August 25, 2003	Our current report on Form 8-K to file under Item 7 the amended and restated credit facility agreement and under Item 9 the announcement that Allied had (1) completed the amendment to its credit facility; (2) funded a new $250 million Term Loan C under its credit facility and (3) the completion of the sale of its New Jersey assets to Waste Management, Inc.

August 29, 2003	Our current report on Form 8-K to file under Item 7 revised and updated historical information previously filed in our 2002 Annual Report on Form 10-K to primarily reclassify the reported results of discontinued operations from continuing operations.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WASTE INDUSTRIES, INC.

By:	/s/ PETER S. HATHAWAY

Peter S. Hathaway
Executive Vice President and Chief Financial Officer

By:	/s/ JAMES E. GRAY

James E. Gray
Vice President, Controller and
Chief Accounting Officer

Date: November 10, 2003

Index to Exhibits

3.2*	Amended and Restated Bylaws of Allied Waste Industries, Inc. as of June 24, 2003.

10.1*	Executive Employment Agreement between the Company and Thomas W. Ryan effective August 1, 2003.

10.2	Exchange Agreement by and among Allied Waste Industries, Inc., and the Parties Listed on Schedule I dated July 31, 2003. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated August 6, 2003 is incorporated by reference.

10.3	Credit Agreement dated as of July 21, 1999, as amended and restated as of April 29, 2003 as further amended and restated as of August 20, 2003. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated August 25, 2003 is incorporated by reference.

10.4*	Registration Rights Agreement, dated as of November 10, 2003, by and among the Company, the Guarantors and the initial purchasers, relating to $350 million aggregate principal amount of 6-1/2% Senior Notes due 2010.

10.5*	Eleventh Supplemental Indenture relating to the 6-1/2% Senior Notes due 2010, dated November 10, 2003, among Allied NA, certain guarantors signatory thereto, and U.S. Bank National Association as Trustee.

31.1*	Section 302 Certifications of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer

31.2*	Section 302 Certifications of Peter S. Hathaway, Executive Vice President and Chief Financial Officer

32*	Certification Pursuant to 18 U.S.C.§1350 of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer

*  Filed herewith