Form 10-K
period 2003-12-31
ALLIED WASTE INDUSTRIES INC
filed 2004-03-15
CIK 848865

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from       to
Commission File Number 1-14705

ALLIED WASTE INDUSTRIES, INC.*

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-0228636 (IRS Employer Identification Number)

15880 North Greenway-Hayden Loop, Suite 100 Scottsdale, Arizona (Address of principal executive offices)	85260 (Zip Code)

Registrant’s telephone number, including area code: (480) 627-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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
Yes    [X]    No  [  ]

     The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant was $2,136,926,157 as of June 27, 2003.

     The number of shares of the registrant’s common stock, $.01 par value, outstanding at February 27, 2004 was 320,503,016.

     The registrant’s proxy statement is to be filed in connection with the registrant’s 2004 annual meeting of stockholders.

*Exact Name of Co-registrants(1)	Jurisdiction of Incorporation	I.R.S. Employer Identification No.
BFI Energy Systems of Boston, Inc.	Massachusetts	76-0167159
BFI Services Group, Inc.	California	95-1656668
BFI Trans River (LP), Inc.	Delaware	76-0293886
BFI Energy Systems of Plymouth, Inc.	Delaware	76-0167171
Browning-Ferris Industries Europe, Inc.	Delaware	76-0293920
Browning-Ferris Industries Asia Pacific, Inc.	Delaware	76-0020147
Consolidated Processing, Inc.	Illinois	36-3130146

(1)	The address for each of the co-registrants is c/o Allied Waste Industries, Inc., 15880 N. Greenway-Hayden Loop, Suite 100, Scottsdale, Arizona 85260.

Unless the context requires otherwise, reference in this Form 10-K to “Allied,” “we,” “us” and “our”, refer to Allied Waste Industries, Inc. and its consolidated subsidiaries.

PART I

Item 1. Business

Overview

We are the second largest, non-hazardous solid waste management company in the United States. The non-hazardous solid waste industry in the United States generates approximately $42 billion of annual revenue from publicly-traded companies, municipalities and privately-held companies. Publicly-traded companies generate approximately 49% of the revenues, while municipalities and private companies generate the remaining revenues. Presently, the three largest publicly-traded companies in the waste management industry in the United States generate over 90% of the public company revenues.

We provide collection, transfer, recycling and disposal services for approximately 10 million residential, commercial and industrial customers. We serve our customers through a network of 313 collection companies, 165 transfer stations, 166 active landfills and 57 recycling facilities in 110 major markets within 37 states. We operate only in the United States and Puerto Rico. We operate as a vertically integrated company which entails picking up waste from businesses and residences and disposing of that waste in our own landfills to the extent that it is economically beneficial (referred to as internalization). This allows us greater stability in and control over the waste flow into our landfills and, therefore, greater control over the cash flow stability in our business.

We utilize a decentralized operating model, with centralized control functions and management oversight. Centralized control activities include operating standards, best practices, risk management, and regulatory compliance. Because the waste collection and disposal business is a very local business, operations and opportunities differ in each of our markets. By utilizing a decentralized operating model, the day-to-day operating decisions are made locally, close to the customer. Augmenting this we utilize operating standards and the sharing of best practices across the company. We believe that this model allows us to maximize the growth and development opportunities in each market in which we operate and has largely contributed to our ability to operate the business efficiently, while maintaining effective controls over our operations and administrative matters, including financial reporting and risk management.

We were incorporated in Delaware in 1989. We have grown the company from a revenue base of $35 million in 1992 to over $5 billion in 2003 through a series of acquisitions highlighted by the $1.5 billion acquisition of the solid waste assets of Laidlaw in 1996 and the $9.6 billion acquisition of Browning-Ferris Industries, Inc. (BFI) in 1999. We have, and continue to acquire smaller companies within the waste industry that either provide additional infrastructure, such as landfills and transfer stations in existing markets, or tuck into our existing collection companies and enhance our internalization and profitability in a market. Since 2001, we have funded the acquisition of companies through the proceeds from divestitures of our own assets that were not operating in a manner consistent with our business model.

Our current business objectives are to focus on internal growth and generate cash flow to repay debt. We reported revenues of approximately $5.2 billion for the years ended December 31, 2003 and 2002. During the years ended December 31, 2003 and 2002, we generated operating cash flows of approximately $783.9 million and $976.6 million, and reinvested approximately $491.8 million and $536.3 million of capital into the business, respectively, primarily for trucks, containers and landfill development. During 2003, we reduced our debt balance by $648 million to $8.2 billion and increased our cash balance by $265 million through operating cash flows of $783.9 million, the issuance of equity generating approximately $428 million and the divestiture of operations (net of acquisitions) generating approximately $250 million in net proceeds.

General information about us can be found at www.alliedwaste.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (SEC).

Business Strategy

Our business strategy is aimed at maximizing operating cash flows to reinvest in our business and to continue to pay down debt. The components of this strategy include: (1) operating vertically integrated, non-hazardous solid waste service businesses with a high rate of waste internalization (which is the process of transferring to and disposing of waste we collect at our own landfills); (2) managing our businesses locally with a strong operations focus on customer service; (3) maintaining or improving our market position through internal development and incremental acquisitions; and (4) maintaining the financial capacity and effective administrative systems and controls to support on-going operations and future growth.

Vertical Integration and Internalization. Vertical integration has been and continues to be the key element of our business strategy. The fundamental objective of the vertical integration business model is to control the waste stream from the point of collection through disposal, thereby optimizing the economics of the waste stream by achieving a high rate of waste internalization. As of December 31, 2003, approximately 72% of the waste that our collection companies pick up is disposed of at our landfills. Additionally, approximately 48% of the waste that is disposed of at our landfills comes from our collection companies. This means that on average, each day we open our landfills, we expect that almost half of the volume received will be delivered by our own trucks.

Across the country we have built, through market-specific acquisitions, vertically integrated operations typically consisting of collection companies, transfer stations, recycling facilities and landfills. Within our markets, we seek to strengthen our competitive position and improve our financial returns by acquiring assets that provide or improve the infrastructure for a vertically integrated market and to increase the density of our collection routes. We also may divest of operations in markets in which over the long-term we cannot successfully build a vertically integrated structure. We believe that we can realize competitive advantages by continuously implementing this strategy across existing and selected new markets in the United States. Our internalization rate, as measured by collection volumes, was approximately 72% at the end of 2003 and 71% at the end of 2002.

Focus on Customer Service Excellence. Decentralized operations and local management characterize our operations-oriented business strategy. Historically, we have successfully focused our management development activities on recruiting and retaining operating managers with extensive industry and local market experiences. Our senior operating management each average over 25 years of industry experience. By continuing to hire and retain experienced, local market-oriented managers, we believe that we are well positioned to react to customer needs and changes in our markets and are able to capitalize on growth opportunities. The focus on customer services is supported by investing in and maintaining a quality asset base and providing training programs that maximize our operational excellence.

Internal Development and Incremental Acquisitions. Our focus is on achieving a sustainable rate of long-term growth and efficiently operating our assets. We intend to increase revenues by increasing collection and disposal volumes. We also intend to increase revenue by increasing the rates we charge for the services we provide. We intend to supplement this internal growth with acquisitions of operating assets in existing markets, such as landfills and transfer stations, and tuck-in acquisitions of privately owned solid waste collection and disposal operations. We are continuously evaluating our existing operating assets to determine if we are maximizing our market density and internalization. To the extent certain operating assets are not performing at efficient levels, we may examine opportunities to provide greater efficiencies through tuck-in acquisitions or ultimately determine to divest of such assets and reallocate resources to other markets. We also intend to examine opportunities when government entities privatize the operation of all or part of their solid waste systems. In addition, we seek to maintain broad domestic geographic diversification in our operations through market development initiatives.

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

Our system of internal controls is implemented through clear policies and procedures and appropriate delegation of authority and segregation of responsibility. Our company policies establish a philosophy of conducting operations in a responsible and ethical manner, including the manner in which we handle operations that impact the surrounding environment. Senior management is committed to establishing and fostering an environment of integrity and ethical conduct. Our comprehensive internal audit function assists management in the oversight and evaluation of the effectiveness of the system of internal controls. Our system of internal controls are reviewed, modified and improved as changes occur in business conditions and our operations.

Operations

Our revenue mix (based on net revenues) for 2003 was approximately $3.9 billion collection, $633.4 million landfill, $400.6 million transfer, $194.8 million recycling and $124.5 million other. No one customer has individually accounted for more than 1% of our consolidated revenue in any of the last three years.

Collection. Collection operations involve collecting and transporting non-hazardous waste from the point of generation to the site of disposal, which may be a transfer station or a landfill. Fees relating to collection services are based on collection frequency, type of equipment furnished (if any), special handling needs, the type and volume or weight of the waste collected, the distance traveled to the transfer station or disposal facility and the cost of disposal, as well as general competitive and prevailing local economic conditions. We have approximately 13,500 collection vehicles and perform the majority of vehicle maintenance at our own maintenance facilities. Depending on the customer being served, we generally provide solid waste collection under the following four service lines:

•	Commercial. We provide containerized non-hazardous solid waste disposal services to a wide variety of commercial and industrial customers. Commercial revenue represents approximately 35% of our collection revenue. We provide customers with containers that are designed to be lifted mechanically and emptied into a collection vehicle’s compaction hopper. Our commercial containers generally range in size from one to eight cubic yards. Commercial contract terms generally range from 1 to 3 years and commonly have renewal options.

•	Residential. We perform residential collection services under individual monthly subscriptions directly to households or under exclusive contracts with municipal governments that allow us to service all or a portion of the homes in the municipalities at established rates. Municipal contracts generally have a term of 3 to 5 years and commonly have renewal options. We seek to obtain municipal contracts that enhance the efficiency and profitability of our operations as a result of the density of collection customers within a given area. Residential revenue represents approximately 29% of our collection revenue, approximately 43% of which is subscription revenue and approximately 57% of which is municipal revenue. Prior to the end of the term of most municipal contracts, we will attempt to renegotiate the contract, and if unable to do so, will generally re-bid the contract on a sealed bid basis. We also make residential collection service arrangements directly with households. We seek to enter into residential service arrangements where the route density is high, thereby creating additional economic benefit. Residential collection fees are either paid by the municipalities out of tax revenues or service charges, or are paid directly by the residents who receive the service. We generally provide small containers to our customers that are lifted either mechanically or manually and emptied into the collection vehicle. The collection vehicle will collect the waste from many customers before traveling to a transfer station or landfill for disposal.

•	Roll-off. Roll-off revenue represents approximately 31% of our collection revenue. We provide roll-off collection services to a wide variety of commercial and industrial customers as well as residential customers. We provide customers with containers that are designed to be lifted mechanically and loaded onto the collection vehicle. Our roll-off containers generally range in size from 20 to 40 cubic yards. The collection vehicle returns to the transfer station or landfill after pulling the container from each customer. Contracts for roll-off containers may provide for temporary (such as the removal of waste from a construction site) or ongoing services.

•	Recycling. Recycling collection revenue represents approximately 5% of our total collection revenue. Recycling collection services include curbside collection of recyclable materials for residential customers and commercial and industrial collection of recyclable materials. We generally charge recycling fees based on the service sought by the customer. The customer pays for the cost of removing, sorting and transferring recyclable materials downstream in the recycling process. The collection vehicle will collect the waste from many customers before traveling to a material recovery facility to deliver the recyclables.

Transfer Stations. A transfer station is a facility where solid waste collected by third-party and company-owned vehicles is consolidated and then transferred to and compacted in large, specially constructed trailers for transportation to disposal facilities. This consolidation reduces costs by increasing the density of the waste being transported over long distances through compaction and by improving utilization of collection personnel and equipment. We generally base fees upon such factors as the type and volume or weight of the waste transferred, the transport distance to the disposal facility, the cost of disposal and general competitive and economic condition. We believe that as increased regulations and public pressure restrict the development of landfills in urban and suburban areas, transfer stations will continue to be used as an efficient means to transport waste over longer distances to available landfills.

Landfills. Non-hazardous solid waste landfills are the primary method of disposal of solid waste in the United States. Currently, a landfill must be designed, permitted, operated and closed in compliance with comprehensive federal, state and local regulations, most of which are promulgated under Subtitle D of the Resource Conservation and Recovery Act (RCRA). Operating procedures include excavation of earth, spreading and compacting of waste, and covering of waste with earth or other inert material. Disposal fees and the cost of transferring solid waste to the disposal facility place an economic restriction on the geographic scope of landfill operations in a particular market. Access to a disposal facility, such as a landfill, is necessary for all solid waste management companies. While access to disposal facilities owned or operated by unaffiliated parties can generally be obtained, we prefer, in keeping with our business strategy, to own or operate our own disposal facilities. This strategy ensures access and allows us to internalize disposal fees. Approximately 48% of our landfill volume is delivered by our collection vehicles. Approximately one-third of our landfill volumes are under contracts with third-party collection companies with an average duration from one to five years. This adds to the stability of our business.

Recycling — Commodity. We receive mixed waste materials at a materials recovery facility, which is often integrated into, or contiguous to, a transfer or collection operation. At the facility, we sort, separate, accumulate, bind or place in a container and ready for transport materials such as paper, cardboard, plastic, aluminum and other metals. We also engage in organic materials recycling and/or disposal. Cardboard and various grades of paper represented approximately 76% of our processed recyclable product in 2003. The purchaser of the recyclables generally pays for the sorted materials based on fluctuating spot-market prices. We seek to mitigate exposure to fluctuating commodity prices by entering into contractual agreements that set a minimum sales price on the recyclables and when possible passing through profit or loss from the sale of recyclables to customers.

Organization, Marketing and Sales

Our management philosophy utilizes decentralized operating management, with centralized compliance, regulatory and financial controls. We believe that this model allows us to maximize the growth and development opportunities in each of our markets and has largely contributed to our ability to operate the business efficiently, while maintaining effective controls and standards over our operations and administrative matters, including financial reporting. Since the waste collection and disposal business is a very local business, operations and opportunities differ in each of our markets. By utilizing decentralized operating management with standards for best practices, we strive to standardize the common practices across the company, while maintaining the day-to-day operating decisions at the local level, which is closest to the customer.

We implement this philosophy by organizing our operations into a corporate, area, region and district infrastructure. Our four geographic areas are: Eastern, Southern, Central and Western. (See Note 17 to our consolidated financial statements included under Item 8 of this Form 10-K for a summary of revenues, profitability and total assets of our four geographic area operating segments.) The geographic areas are further divided into a total of twelve regions. Consistent with the vertical integration business model, each region is organized into several operating districts and each district contains a group of specific business units with individual site operations. Each of our regions, and substantially all of our districts include collection, transfer, recycling and disposal services, which facilitates efficient and cost effective waste handling and allows the regions and districts to maximize the efficiencies from the internalization of waste. This organization structure provides our field operators the ability and flexibility to manage profitability within their respective geographic area, while providing guidance and resources to the local management.

Corporate and area management establish long-term business plans, outline business and financial goals, implement policies and procedures and evaluate effectiveness to provide for uniform controls throughout the organization. Regional management develops tactical plans and implements and monitors compliance with policies and procedures to achieve the business goals and objectives. District management is responsible for market planning and development, oversight and coordination of the local markets, and building and maintaining vital community relationships. Business unit management is responsible for operational and local market execution in accordance with business plans and compliance with policies and procedures.

The area level of the organization is responsible for, among other things, goal setting, oversight of the execution of corporate-wide initiatives and communication of results and trends within their respective geographic operating segment. The area staff consists primarily of an area vice president, an area controller, a project development manager responsible for future landfill and transfer station development, and a market development representative responsible for acquisitions. Each area has three regions under its management.

The regions are responsible for, among other things, implementation and compliance of corporate-wide policies and initiatives, business unit reviews and analysis, personnel development and training and for providing functional expertise. All region managers and most district managers have responsibility for all phases of the vertical integration model including collection, transfer, recycling and disposal. The region staff consist primarily of a regional vice president, regional controller, regional operations manager, regional finance manager, sales manager, engineer, safety manager, human resource manager, materials marketing manager and accounting and information systems support staff. Region offices are typically located in a district facility in order to reduce overhead costs and to promote a close working relationship between the region management, district and business unit personnel. Each region has approximately 5 districts under its management.

The district consists of a group of specific business units. A business unit consists of individual site operations, known as divisions, usually operating as a vertically integrated operation within a common marketplace. A division is generally comprised of a single operating unit, such as a collection facility, transfer station or a landfill. Districts range in size from approximately $30 million to $200 million in revenue.

The districts are responsible for maximizing the use of company assets, pricing and market guidance, developing market plans, sales optimization and state government affairs. The districts consist primarily of a district manager, district controller, and assistant district controller.

The business units are responsible for the execution of the business plans, coordinating divisions within markets, developing and maintaining customer relationships, landfill site construction, employee safety and training and local government affairs. The business units consist primarily of a general manager, division controller, operations manager, sales manager and maintenance manager.

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

We believe in financial responsibility and reporting at the operating level and as a result, consolidate over 700 financial statements, inclusive of balance sheets, which extend to areas, regions, districts and divisions.

As a result of the divestiture activity in 2003 and in an effort to continue to align our operating structure in a manner that is consistent with optimal waste flow, we revised the territorial lines that define our four geographic areas effective January 1, 2004. The total number of areas, regions and districts did not change.

Employees

At December 31, 2003, we employed approximately 26,000 employees of whom approximately 25,000 were full-time employees. Approximately 4,000 of the full-time employees were employed in clerical, administrative, and sales positions; approximately 2,500 in management; and the remaining in collection, disposal, transfer station and other operations. Approximately 25% of our employees are covered by collective bargaining agreements. We have not historically experienced any significant work stoppages. We currently have no disputes or bargaining circumstances that could cause significant disruptions in our business.

Competition

The non-hazardous waste collection and disposal industry is highly competitive. We compete with large companies and municipalities which may have greater financial and operational flexibility. We compete on the basis of price and the quality of our services. We also compete with the use of alternatives to landfill disposal because of certain state requirements to reduce landfill disposal. The non-hazardous waste collection and disposal industry is led by three large national waste management companies: Allied, Waste Management, Inc., and Republic Services, Inc. It also includes numerous regional and local companies. Many counties and municipalities that operate their own waste collection and disposal facilities have the benefits of tax-exempt financing and may control the disposal of waste collected within their jurisdictions.

We encounter competition in our landfill business on the basis of geographic location, quality of operations and alternatives to landfill disposal, such as recycling and incineration. Further, most of the states in which we operate landfills require counties and municipalities to formulate comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting and recycling or other programs. Some state and local governments mandate waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard wastes, at landfills.

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

Our operation of landfills subjects us to operational, monitoring, site maintenance, closure, post-closure and other obligations which could give rise to increased costs for compliance and corrective measures. In connection with our acquisition and continued operation of existing landfills, we must often spend considerable time, effort and money to obtain permits required to increase the capacity of these landfills.

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

The Clean Air Act of 1970 as amended (the Clean Air Act). The Clean Air Act provides for increased federal, state and local regulation of the emission of air pollutants. The EPA has applied the Clean Air Act to landfills. In March 1996, the EPA adopted New Source Performance Standard and Emission Guidelines (the Emission Guidelines) for municipal solid waste landfills. These regulations impose limits on air emissions from solid waste landfills. The Emission Guidelines impose two sets of emissions standards, one of which is applicable to all solid waste landfills for which construction, reconstruction or modification was commenced before May 30, 1991. The other applies to all municipal solid waste landfills for which construction, reconstruction or modification was commenced on or after May 30, 1991. The Emission Guidelines are being implemented by the states after the EPA approves the individual state’s program. These guidelines, combined with the new permitting programs established under the Clean Air Act subject solid waste landfills to significant permitting requirements and, in some instances, require installation of gas recovery systems to reduce emissions to allowable limits. EPA also regulates the emission of hazardous air pollutants from municipal landfills, and has promulgated regulations that require measures to monitor and reduce such emissions.

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

Liability Insurance and Bonding

We carry commercial general liability, automobile liability, workers’ compensation, employers’ liability, directors’ and officers’ liability, pollution legal liability, and other coverages we believe are customary in the industry. We maintain high deductible programs under commercial general liability, automobile liability and workers’ compensation insurance with varying deductible thresholds up to $3 million. We do not expect the impact of any known casualty, property or environmental claims to be material to our consolidated liquidity, financial position or results of operations.

We are required to provide approximately $2.8 billion of financial assurances to governmental agencies and commercial entities under applicable environmental regulations relating to our landfill operations and collection contracts and financial guarantee bonds for self-insurance. We satisfy the financial assurance requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. We expect no material increase in financial assurance obligations although the mix of financial assurance instruments may change.

Corporate Governance

Our corporate governance program reflects our commitment to integrity and high ethical standards in conducting our business. We are committed to rigorously and diligently exercising our oversight responsibilities throughout the company, managing our affairs consistent with the highest principles of business ethics and the corporate governance requirements of federal law, the SEC and the New York Stock Exchange.

The charters of our audit, management development/compensation and governance committees, our corporate governance guidelines and code of ethics for executive and senior financial officers are available in print to any stockholder who requests them. This information is also available on our website.

Item 2. Properties

Our principal executive offices are located at 15880 N. Greenway-Hayden Loop, Suite 100, Scottsdale, Arizona 85260 where we currently lease approximately 105,000 square feet of office space. We currently maintain regional administrative offices in all of our regions.

Our principal property and equipment consists of land, buildings, and vehicles and equipment, substantially all of which are encumbered by liens in favor of our primary lenders. We own or lease real property in the states in which we are conducting operations. At December 31, 2003, we owned or operated 313 collection companies, 165 transfer stations, 166 active solid waste landfills and 57 recycling facilities within 37 states. Our active solid waste landfills aggregated to approximately 76,158 total acres, including approximately 25,174 permitted acres. We believe that our property and equipment are adequate for our current needs.

Item 3. Legal Proceedings

We are involved in routine litigation that arises in the ordinary course of business. We believe that costs of settlements or judgments arising from routine litigation will not have a material adverse effect on our consolidated liquidity, financial position or results of operations. Currently, we are a party to proceedings with the IRS and in Texas State Courts. For a discussion of these proceedings, see Notes 14 and 15 to our consolidated financial statements.

We are subject to federal, state and local environmental laws and regulations. Due to the nature of our business we are often a party to judicial or administrative proceedings involving governmental authorities and other interested parties related to environmental regulations. At December 31, 2003, we were a party to two pending environmental enforcement matters where potential monetary sanctions are reasonably likely to exceed $100,000. We believe that these matters will not have a material adverse effect on our consolidated financial statements.

On October 30, 2003, the Solid Waste Commission of Westchester County, New York issued a Notice of Hearing to Suburban Carting Corporation and Metro Enviro LLC alleging violations of county laws and seeking a penalty of $446,000 for the unauthorized acceptance of industrial wastes at two of our subsidiaries’ transfer stations. These same underlying facts had previously been the subject of an investigation by the New York State Department of Environmental Conservation that resulted in the entry of a consent order and payment of a $60,000 fine.

On December 10, 2003, our wholly owned subsidiary, the New Morgan Landfill Company, Inc. (NMLC), entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection to resolve several Notices of Violation that it had received between April and November of 2003 for odor violations at the Conestoga Landfill in Morgantown, Pennsylvania. The Consent Order reduced the average daily volume of waste that may be accepted at the landfill, requires implementation of a revised odor control plan, and assessed a civil penalty of $142,500. NMLC has paid the assessed penalty and has submitted the revised odor control plan to the State.

On March 11, 2004, our wholly-owned subsidiary, Greenridge Reclamation, LLC, received a proposed Consent Assessment of Civil Penalty from the Pennsylvania Department of Environmental Protection seeking to assess a civil penalty of $274,000 to resolve several alleged odor and other environmental violations under the Pennsylvania Solid Waste Management Act that occurred between January 2003 and February 2004 at its landfill in Scottdale, Pennsylvania.

Other than the foregoing matters, at December 31, 2003, we were not involved in any such proceedings where we reasonably believe sanctions imposed by governmental authorities will exceed $100,000, or a claim for damages greater than 10% of our current assets, or which we believe will have a material effect on our consolidated liquidity, financial position or results of operations. From time to time, we may also be subject to actions brought by citizens’ groups, adjacent landowners or others in connection with the permitting and licensing of our landfills or transfer stations, or alleging personal injury, environmental damage or violations of the permits and licenses pursuant to which we operate.

We have been notified that we are considered a potentially responsible party at a number of sites under CERCLA or other environmental laws. In all cases, such alleged responsibility is due to the actions of companies prior to the time we acquired them. We continually review our status with respect to each site, taking into account the alleged connection to the site and the extent of the contribution to the volume of waste at the site, the available evidence connecting the entity to that site and the number and financial soundness of other potentially responsible parties at the site. The ultimate amounts for environmental liabilities at sites where we may be a potentially responsible party cannot be determined and estimates of such liabilities made by us require assumptions about future events subject to a number of uncertainties, including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessments to date, the recorded liabilities are periodically evaluated, as additional information becomes available, to ascertain that the accrued liabilities are adequate. We have determined that the recorded liability for environmental matters as of December 31, 2003 of approximately $337.4 million represents the most probable outcome of these contingent matters. We do not expect that adjustments to estimates, which may be reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. For more information about our potential environmental liabilities see Note 8 to our consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

On December 18, 2003, a special meeting of our stockholders was held at which we submitted to a vote of our stockholders a proposal to approve the issuance of up to 110.5 million shares of our common stock in exchange for the outstanding shares of our Series A Senior Convertible Preferred Stock pursuant to an Exchange Agreement dated July 31, 2003, between the Company and holders of the Series A Convertible Preferred Stock. The results of the vote were as follows:

Affirmative votes	221,131,157
Against	10,867,748
Abstentions	1,076,455

PART II

Item 5. Market Price and Dividends on the Common Stock and Related Stockholder Matters

Price Range of Common Stock

Our common stock, $0.01 par value, is traded on the New York Stock Exchange under the symbol “AW”. The high and low closing sales prices per share for the periods indicated were as follows:

	High	Low

Year Ended December 31, 2002:
First Quarter	$14.43	$9.95
Second Quarter	12.58	9.60
Third Quarter	8.95	6.21
Fourth Quarter	11.22	5.80

Year Ended December 31, 2003:
First Quarter	$11.10	$7.75
Second Quarter	11.16	7.85
Third Quarter	12.55	10.12
Fourth Quarter	13.99	10.32

On February 27, 2004, the closing sales price of our common stock was $12.63. The number of holders of record of our common stock at February 27, 2004, was approximately 647.

Dividend Policy

We have not paid dividends on our common stock and are currently prohibited by the terms of our loan agreements from paying any dividends except as required to the Series C Mandatory Convertible Preferred Stock holders. For more detail discussion on these loan agreements, see Note 5 to our consolidated financial statements.

Recent Sales of Unregistered Securities

In November 2003, we issued $350.0 million of 6.50% senior notes due 2010 in a private placement under Rule 144A of the Securities Act of 1933.

Equity Compensation Plan Information

Information required to be included about our equity compensation is reported in this Form 10-K under the heading “Equity Compensation Plan Information as of Fiscal Year-End” under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6. Selected Financial Data

The selected financial data presented below are derived from our historical consolidated financial statements. Our consolidated financial statements as of December 31, 2003, 2002 and 2001 and for each of the four years in the period ended December 31, 2003 have been audited by PricewaterhouseCoopers LLP, independent accountants. Our consolidated financial statements as of December 31, 2000 and 1999 and for the year ended December 31, 1999, prior to the reclassifications described in Notes 1, 2 and 5 below, were audited by Arthur Andersen LLP, independent accountants. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes included elsewhere in this Form 10-K. (Amounts are in millions, except per share amounts and percentages.)

	For the Year Ended December 31,

	2003	2002	2001	2000	1999 (9)

Statement of Operations Data (1):
Revenues	$5,247.7	$5,190.8	$5,231.4	$5,360.0	$3,146.9
Cost of operations (2)	3,190.1	3,039.1	2,964.2	3,132.2	2,227.6
Selling, general and administrative expenses (2)	476.9	462.7	434.7	409.4	392.4
Depreciation and amortization	546.0	478.5	448.8	433.8	264.7
Goodwill amortization (3)	—	—	226.7	223.2	110.7
Non-cash (gain) loss on divestiture of assets (4)	—	(9.3)	107.0	26.5	—

Operating income	1,034.7	1,219.8	1,050.0	1,134.9	151.5
Equity in earnings of unconsolidated affiliates	—	—	(14.1)	(50.8)	(20.8)
Interest expense and other(5)	832.9	854.0	866.1	892.1	436.8

Income (loss) before income taxes	201.8	365.8	198.0	293.6	(264.5)
Income tax expense (benefit)	88.7	165.6	162.4	202.9	(23.5)
Minority interest	1.9	1.9	3.7	6.0	2.8

Income (loss) from continuing operations	$111.2	$198.3	$31.9	$84.7	$(243.8)

Basic EPS:
Continuing operations (6)	$(2.36)	$0.63	$(0.21)	$0.09	$(1.45)

Weighted average common shares	203.8	190.2	189.6	188.8	187.8

Diluted EPS:
Continuing operations (6)	$(2.36)	$0.62	$(0.21)	$0.08	$(1.45)

Weighted average common and common equivalent shares	203.8	193.5	189.6	191.1	187.8

Pro forma amounts, assuming the change in accounting principle is applied retroactively (7):
Income (loss) from continuing operations		$186.3	$20.1	$74.1	$(252.8)
Basic income(loss) per share		0.57	(0.28)	0.03	(1.49)
Diluted income (loss) per share		0.56	(0.28)	0.03	(1.49)

	For the Year Ended December 31,

	2003	2002	2001	2000	1999 (9)

Statement of Cash Flows Data (1):
Cash flows from operating activities	$783.9	$976.6	$847.6	$692.2	$466.8
Cash flows used for investing activities (including asset purchases and sales, and capital expenditure)	(248.4)	(519.5)	(432.3)	(196.4)	(7,394.7)
Cash flows provided by (used for) financing activities (including debt repayments)	(285.7)	(487.5)	(434.4)	(592.7)	7,055.2
Cash provided by (used for) discontinued operations	15.5	52.2	57.5	96.7	(47.3)

Balance Sheet Data (1):
Cash and cash equivalents	$444.7	$179.4	$157.6	$119.2	$119.4
Working capital (deficit)	(282.2)	(377.7)	(245.4)	(344.7)	(399.1)
Property and equipment, net	4,018.9	4,005.7	3,927.5	3,781.8	3,643.7
Goodwill, net	8,313.0	8,530.4	8,556.9	8,717.4	8,238.9
Total assets	13,860.9	13,928.9	14,347.1	14,513.6	14,963.1
Total debt	8,234.1	8,882.2	9,259.6	9,649.1	10,243.2
Series A preferred stock (8)	—	1,246.9	1,169.0	1,096.0	1,027.8
Stockholders’ equity (8)	2,517.7	689.1	585.8	671.6	611.8
Total debt to total capitalization (including preferred stock)	77%	82%	84%	85%	85%

(1)	During 2003, we sold or held for sale certain operations that met the criteria for reporting discontinued operations. The selected financial data for all prior periods have been reclassified to include these operations as discontinued operations.

(2)	During the years ended December 31, 2001, 2000 and 1999, we incurred costs related to acquisitions that are included in cost of operations of approximately $10.4 million, $87.6 million and $416.9 million and that are included in selling general and administrative expenses of approximately $17.4 million, $13.3 million and $172.0 million, respectively. These amounts had previously been reflected as a separate line item titled “Acquisition related and unusual costs.” These costs primarily related to environmental related matters, litigation liabilities, risk management liabilities, loss contract provisions, transition costs and transaction costs. The costs discussed above were predominantly in connection with the July 30, 1999 acquisition of BFI.

(3)	In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), amortization of goodwill ceased on January 1, 2002.

(4)	The non-cash (gain) loss on divestiture of assets relate to divestitures of certain operations that were not operating in a manner consistent with our business model. These divestitures are not included in discontinued operations.

(5)	Effective January 1, 2003, we adopted SFAS No. 145 (SFAS 145), Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Previously, extraordinary losses as a result of the write-off of deferred debt issuance costs and other costs incurred in connection with the early extinguishments of debt were properly classified as extraordinary. As a result of the adoption of SFAS 145, these expenses are now classified in interest expense and other. The pre-tax amounts reclassified were $16.8 million, $28.1 million, $21.9 million and $5.3 million for the years ended December 31, 2002, 2001, 2000 and 1999, respectively.

(6)	During December 2003, the Series A Senior Convertible Preferred Stock was exchanged for common stock. In connection with the exchange, we recorded a reduction to net income available to common shareholders of $496.6 million for the fair value of the incremental shares of common stock issued to the holders of the preferred stock over the amount the holders would have received under the original conversion provisions.

(7)	Pro forma amounts give effect to the change in our method of accounting for landfill retirement obligations upon adoption of SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143) on January 1, 2003, as if the provisions of SFAS 143 had been applied retroactively.

(8)	In December 2003, all of the Series A Preferred Stock was exchanged for 110.5 million shares of shares of common stock.

(9)	Results of operations for the year ended December 31, 1999 include the results of operations of BFI from the acquisition date of July 30, 1999 through year end.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein. Please note that unless otherwise specifically indicated, discussion of our results relate to our continuing operations.

Executive Summary

Our business is characterized by a very stable customer base resulting in consistent cash flow generation. We provide a very basic, industrial-type service to our customers that is essential to their needs. Competition is driven by local economic and demographic factors as well as fluctuations in capacity utilization, in both the collection and landfill business. We believe capacity utilization tends to ultimately impact pricing for our services through the economics of supply and demand. The order of magnitude for year over year price and volume changes over the past three years has been less than three percent to both the positive and negative. Customer service levels industry-wide are very high since the collection customer has a very low tolerance for poor service.

Our operating costs are largely predictable, commensurate with the stability of our customer base. Labor costs are the most significant at approximately one-third of our total operating costs, consistent with our extensive workforce. The direct cost of disposing of waste at third-party sites is approximately 16% of our total operating costs. Direct disposal costs excludes the disposal costs associated with the 72% of our collected waste which is disposed of at our own facilities; the costs thereof are included in each of the other landfill related operating cost line items. Repairs and maintenance expense is approximately 13% of our total operating costs and each of transportation, vehicle operating and safety and insurance range from approximately 5% to 10% of our total operating costs. Our selling, general and administrative costs are also largely predictable since salaries and management incentive compensation represents approximately 59% of our selling, general and administrative costs.

We spend a large amount of capital to support the ongoing operations of our business. In 2003, we incurred $492 million in capital expenditures, including $310 million to support and sustain the landfill and transfer business and $182 million to reinvest in the collection business. Landfills are highly engineered, sophisticated facilities similar to civil works. Each year we spend capital at our 166 active landfills to ensure sufficient capacity to receive the waste volume we handle. In addition, we have approximately 13,500 collection vehicles and over 100,000 containers to serve our collection customers. They endure rough conditions each day and must be routinely replaced. That said, we have a certain amount of flexibility as to when and how we spend capital on these assets without materially impeding operations.

Cash flows in our business are for the most part predictable as a result of the nature of our customer base, operating costs and capital spending. As a result, our business is conducive to servicing a significant level of indebtedness. Knowing this, we have incurred debt to acquire the assets we own. We paid cash to acquire existing cash flow. This financial model will allow us over time to transfer the enterprise value of the company from debt holders to shareholders as we use our cash flow to repay debt. We, of course, need to prudently manage our debt depending on the varying economic and capital market conditions to avoid unnecessary risk. Over the next four to five years, if you consider our average cash flow generation of the last three years, we may approach a point where our credit ratios would allow us to avail the company of the economic benefits of a crossover investment grade company. As this occurs, we believe two things will happen. First, the cost of debt and interest expense will decline. Second, we will have the opportunity to choose the best use of our excess cash flow: further repay debt, pay a dividend, repurchase stock or reinvest in growing the size of our company. If opportunities arise to accelerate the de-leveraging process, we may take advantage of them as long as the opportunities have a positive effect on cash flows.

Results of operations. During 2003, we experienced a decline in operating earnings primarily attributable to pricing pressures driven by the continued economic slowdown. We believe that reduced volume growth industry-wide, since the start of the economic downturn in 2001, has caused pressure on our average per unit price. Competition, driven to some extent by excess capacity, has moved prices for services lower. Economic pressures have made it difficult over the past couple of years, including 2003, to recover with pricing, the increases in costs caused by normal inflation and increases in medical, property and casualty insurance and financial assurance costs in excess of inflation. This has caused a decrease in operating margin.

Recent economic data has indicated upward trends and recovery in the economy. Historically, we believe the waste industry has lagged in seeing the improvement in operating results from an economic recovery. During 2003, we began to see improvement in both pricing and volume growth. However, consistent with our industry, we have not seen significant improvements and have not fully regained the ability to recover increases in operating costs to improve operating margins. We believe that a sustained economic recovery could drive greater volume growth, increase capacity utilization and therefore positively effect average per unit pricing. We anticipate that costs will continue to increase from normal inflation. In addition, we currently expect our insurance and financial assurance costs to continue to increase at a rate in excess of inflation. Over the next several years, we will continue to look internally for cost reduction opportunities to offset these cost increases.

Financing activities. We are committed to reducing debt. In 2003, in addition to generating strong operating cash flows, we successfully executed a plan to refinance our credit facility, raise equity and sell assets to improve liquidity reduce and extend debt maturities and increase cash flow. As a result of good market conditions for non-investment grade issuers, we were able to exceed this plan by further extending maturities and improving cash flow. During 2003, 2002 and 2001, we experienced the impact of the general economic downturn in a reduction to earnings, however, we were able to generate $292 million, $440 million and $350 million, respectively, an average of $360 million, of cash flow from operations to repay debt after funding capital expenditures. In 2003, through the execution of financing transactions and debt repayments, we have continued to de-lever the company as evidenced by the reduction in our debt to total capitalization from 82.1% at the end of 2002 to 76.6% at the end of 2003. Liquidity has improved through the increase in capacity available under our revolving credit facility and extended debt maturities, among other actions. We continue to focus on maximizing cash flow to repay debt and to seek opportunities to create additional cash flow through the reduction in interest cost. During 2004, we may continue to address opportunities in the capital markets that enable us to extend some of our larger debt maturities and reduce future interest costs.

General

Revenues. Our revenues result primarily from fees charged to customers for waste collection, transfer, recycling and disposal services. We consider our core business to be our collection, transfer and landfill operations. We also generate revenue from the sale of recycled commodities. We record revenue as services are provided, including instances where services are billed in advance of the service being provided. The following table shows our total reported revenues by service line.

Revenues by Service Line (in millions):

	Year Ended December 31,

	2003	2002	2001

Collection
Residential	$1,132.8	$1,112.9	$1,090.2
Commercial	1,373.8	1,397.6	1,392.3
Roll-off (1)	1,185.6	1,203.4	1,245.1
Recycling	202.2	204.0	201.6

Total Collection	3,894.4	3,917.9	3,929.2
Disposal
Landfill (2)	633.4	586.3	608.4
Transfer	400.6	384.7	374.6

Total Disposal	1,034.0	971.0	983.0

Recycling - Commodity	194.8	165.8	154.3

Other	124.5	136.1	164.9

Total Revenues	$5,247.7	$5,190.8	$5,231.4

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles. Roll-off containers are generally uncovered containers that range in size from 20 to 40 cubic yards.
(2)	Landfill revenues are presented net of landfill taxes.

We have organized our operations into four geographic areas. Our operations are not concentrated in any one geographic area. Our area, region and district management teams focus on developing local markets in which we can achieve the greatest level of internalization and operating efficiency. As a result, we may chose to not operate in a market where our business objectives cannot be met. At December 31, 2003, we had operations in 110 major markets in 37 states. We operate only in the United States and Puerto Rico. The following table shows our revenues by geographic area in total and as a percentage of total revenues.

Revenues by Area (1) (in millions, except percentages):

	Years Ended December 31,

	2003		2002		2001

Eastern	$1,431.1	27.3%	$1,443.1	27.9%	$1,497.3	28.6%
Southern	1,126.6	21.4	1,139.1	21.9	1,168.8	22.3
Central	1,420.0	27.1	1,398.5	26.9	1,381.5	26.4
Western	1,231.5	23.5	1,180.8	22.7	1,144.2	21.9
Other (2)	38.5	0.7	29.3	0.6	39.6	0.8

Total revenues	$5,247.7	100.0%	$5,190.8	100.0%	$5,231.4	100.0%

(1)	See discussion in Note 17 to our consolidated financial statements.

(2)	Amounts relate primarily to our subsidiaries which provide services throughout the organization.

Operating Expenses. Cost of operations includes expenses related to labor, costs to dispose of waste at third-party disposal facilities, repairs and maintenance, costs of independent haulers transporting our waste to the disposal site, vehicle operating costs including fuel, landfill operating costs, safety and insurance, and other operating costs such as equipment and facility rent, utilities, environmental compliance and remediation. Landfill operating costs consists of landfill taxes, host community fees, landfill royalty payments, landfill site maintenance and other equipment operating expenses and increases in the accruals for estimated capping, closure and post-closure monitoring expenses. Reimbursement from third parties, primarily insurance carriers, relating to environmental and remedial costs are included in costs of operations as an offset to environmental expenses. In addition, gains or losses on sale of assets used in our operations are included in cost of operations. The following table provides the components of our operating costs as a percentage of our total operating costs:

	Year Ended December 31,

	2003	2002	2001

Labor (1)	32.7%	33.4%	33.4%
Disposal	16.2	17.0	18.0
Repairs and maintenance	12.8	13.0	13.0
Transportation	8.6	8.4	8.1
Vehicle operating	6.5	6.6	6.8
Landfill operating costs	7.8	7.5	7.1
Safety and insurance	5.2	4.9	4.3
Other (2)	10.2	9.2	9.3

	100.0%	100.0%	100.0%

(1) Includes health and welfare benefits and incentive compensation.

(2) Primarily includes subcontractor costs, (gain)/loss on sale of assets, environmental expense and related recoveries and equipment and facility rent.

Selling, general and administrative expenses include compensation and overhead for corporate and field general management, accounting and finance, legal, management information systems and clerical and administrative departments, in addition to sales, investor and community relations and provisions for estimated uncollectible accounts receivable. The following table provides the components of our selling, general and administrative costs as a percentage of our total selling, general and administrative costs:

	Year Ended December 31,

	2003	2002	2001

Salaries (1)	59.2%	57.4%	57.1%
Rent and office costs	8.8	9.6	10.6
Professional fees	8.1	8.7	6.4
Provision for doubtful accounts	4.9	3.7	5.2
Other (2)	19.0	20.6	20.7

	100.0%	100.0%	100.0%

(1) Includes health and welfare benefits and incentive compensation.

(2)  Primarily includes advertising and promotion, director and officer insurance, employee relocation and bank charges.

Depreciation and amortization includes depreciation of fixed assets and amortization costs associated with the acquisition, development and retirement of landfill airspace and intangible assets. Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (3-8 years).

Goodwill amortization includes the amortization of costs paid in excess of the fair value of net assets acquired prior to July 1, 2001 in purchase business combinations. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill amortization ceased after December 31, 2001.

Results of Operations

The following table sets forth our results of operations and percentage relationship that the various items bear to revenues for the periods indicated (in millions, except percentages).

Statement of Operations Data:

	Year Ended December 31,

	2003		2002		2001

Revenues	$5,247.7	100.0%	$5,190.8	100.0%	$5,231.4	100.0%
Cost of operations	3,190.1	60.8	3,039.1	58.6	2,964.2	56.7
Selling, general and administrative expenses	476.9	9.1	462.7	8.9	434.7	8.3
Depreciation and amortization	546.0	10.4	478.5	9.2	448.8	8.6
Goodwill amortization	—	—	—	—	226.7	4.3
Non-cash (gain) loss on divestiture of assets	—	—	(9.3)	(0.2)	107.0	2.0

Operating income	1,034.7	19.7	1,219.8	23.5	1,050.0	20.1
Equity in earnings of unconsolidated affiliates	—	—	—	—	(14.1)	(0.3)
Interest expense and other	832.9	15.9	854.0	16.5	866.1	16.6

Income before income taxes	201.8	3.8	365.8	7.0	198.0	3.8
Income tax expense	88.7	1.7	165.6	3.2	162.4	3.1
Minority interest	1.9	0.0	1.9	0.0	3.7	0.1

Income from continuing operations	111.2	2.1	198.3	3.8	31.9	0.6
Discontinued operations, net	(11.5)	(0.2)	16.8	0.3	26.6	0.5
Cumulative effect of change in accounting principle, net of tax	29.0	0.6	—	—	—	—

Net income	128.7	2.5	215.1	4.1	58.5	1.1
Dividends on preferred stock	(95.6)	(1.8)	(77.9)	(1.5)	(73.0)	(1.4)
Non-cash conversion of preferred stock	(496.6)	(9.5)	—	—	—	—

Net income (loss) available to common shareholders	$(463.5)	(8.8)%	$137.2	2.6%	$(14.5)	(0.3)%

Years Ended December 31, 2003 and 2002

Revenues. Revenues increased 1.1% in 2003. Following is a summary of the change in revenues (in millions):

Reported revenues in 2002	$5,191
Core business (1)
Decrease from average per unit price change	(8)
Increase from volume change	83
Net divested revenues(2)	(35)
Increase in commodity and other revenues	17

Reported revenues in 2003	$5,248

(1)	Core business represents revenues from collection, transfer and landfill services on a same store basis.
(2)	Excludes amounts reclassified to discontinued operations.

Overall, during 2003, we have continued to experience pricing pressures as a result of general economic conditions. Landfill revenues increased as a result of a 6% increase in landfill volumes, and a slight increase in per unit pricing for 2003 when compared to 2002. Revenue from the collection businesses remained fairly consistent from 2002 to 2003 with volumes and per unit pricing remaining flat. Commodity revenues increased by $34 million in 2003 compared to 2002 primarily due to an increase in the average per unit price received for old corrugated cardboard and various grades of paper, our primary commodities and an increase in processing fees associated with a recycling contract, offset by a decline in commodity volume primarily due to the sale or closure of processing facilities. Additionally, we experienced a decrease in other revenues of $17 million due to an increase in landfill taxes and a decrease in other non-core revenues.

Cost of Operations. Cost of operations increased by 5.0% in 2003. The increase is primarily attributable to (i) inflationary increases in all costs, (ii) incremental increases in costs associated with increased volumes (such as transportation, host fees and landfill operating costs) and (iii) increases in insurance and financial assurance costs in excess of inflation rates. These cost increases were partially offset by a reduction of $26 million in capping, closure and post-closure provision as a result of a change in accounting upon our adoption of SFAS 143 and a reduction in other operating expenses from the change in reversals of acquisition related accruals of $4 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 3.1% in 2003. The increase is primarily due to normal inflationary increases in costs (primarily labor related), an increase in pension expense in excess of inflationary increases and an increase in bad debt expense. The increase in pension expense is primarily attributable to the overall decline in the market value of our pension assets in 2002 and 2001 and the decrease in the expected long-term rate of return from 2002 to 2003. These cost increases were partially offset by a reduction in other expense from the reversals of acquisition related accruals of $4.2 million that we determined were no longer necessary.

Depreciation and Amortization. Depreciation and amortization expense increased by 14.1% in 2003. The increase is primarily attributable to an increase in landfill amortization. The adoption of SFAS 143 changed our accounting for landfills and resulted in an increase in landfill assets to be amortized and increased landfill volumes, both of which caused the increase in landfill amortization.

Interest Expense and Other. Interest expense and other decreased by 2.5% in 2003. Following are the components of interest expense and other (in millions):

	For the Year Ended December 31,

	2003	2002

Interest Expense and Other —
Interest expense, gross	$691.2	$735.0
Cash settlement on non-hedge accounting interest rate swap contracts	50.8	59.6
Interest income	(3.4)	(4.8)
Interest capitalized for development projects	(15.7)	(20.6)
Accretion of debt and amortization of debt issuance costs	31.8	43.2
Non-cash gain on non-hedge accounting interest rate swap contracts	(48.1)	(2.4)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	23.1	35.4
Costs incurred to early extinguish debt	108.1	16.8
Interest expense allocated to discontinued operations	(4.9)	(8.2)

Interest expense and other	$832.9	$854.0

The decrease in gross interest expense is attributable primarily to the repayment of debt from our continued de-leveraging strategy. During 2003, we decreased our debt balance by $648.1 million, causing a decrease in overall interest costs. At December 31, 2003, approximately 96% of our debt was fixed, 76% directly through a fixed coupon and 20% through interest rate swap contracts. The decrease in cash settlements on non-hedge accounting interest rate swap contracts is the result of interest swap contracts maturing.

The change in non-cash gain on non-hedge accounting interest rate swap contracts is due to changes in the market value of the underlying interest rate swap contract driven by both changes in prevailing interest rates and the remaining term of the interest rate swap contract. The decrease in amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts is attributable to de-designated interest rate swap contracts that matured during 2003.

Costs incurred to retire debt prior to maturity in 2003 include (i) $53.8 million for the write-off of deferred financing costs and other costs for the refinancing of our credit facility and (ii) $53.4 million in premiums paid and other costs for the open market repurchase of $506.1 million of 10% senior subordinated notes during 2003.

Discontinued Operations. During 2003, we determined that some of the operations we have divested or are planning to divest of as part of our divestiture plan announced earlier in 2003 were discontinued operations. The operations discontinued during 2003 include operations in:

•	South Carolina, Georgia and Colorado sold at the end of second quarter,

•	New Jersey sold in the third quarter,

•	South Florida sold at the beginning of fourth quarter,

•	North and Central Florida sold at the end of fourth quarter or held for sale at December 31, 2003, and

•	North Virginia sold at the end of fourth quarter.

Discontinued operations in 2003 included a net after tax loss of approximately $29.0 million ($28.8 million pretax) for the write-down of assets to fair value at the time the assets were determined to be held for sale, net of gains recorded for assets sold for which proceeds exceeded book value.

Cumulative Effect of Change in Accounting Principle. Upon adoption of SFAS 143, we recorded a cumulative effect of change in accounting principle of $29.0 million, net of income tax expense of $19.4 million.

Dividends on Preferred Stock. Dividends on preferred stock increased by 22.8% in 2003. Dividends increased because in April 2003 we issued Series C Mandatory Convertible Preferred Stock with 6.25% dividends payable in cash. Dividends for both 2003 and 2002 reflect a 6.5% dividend on the liquidation preference of our Series A Senior Convertible Preferred Stock. During 2003 and 2002, in lieu of paying cash dividends on the Series A Senior Convertible Preferred Stock, the liquidation preference of the preferred stock increased by the amount of accrued but unpaid dividends. In December 2003, we completed the exchange of the Series A Preferred Stock to common stock, which included the cumulative dividends that had been accrued.

Non-cash Conversion of Preferred Stock. During December 2003, the Series A Senior Convertible Preferred Stock was exchanged for common stock. In connection with the exchange, we recorded a reduction to net income available to common shareholders of $496.6 million for the fair value (using a stock price on the date of conversion of $13.50) of the 36.8 million incremental shares of common stock issued to the holders of the preferred stock over the amount the holders would have received under the original conversion provisions.

Years Ended December 31, 2002 and 2001

Revenues. Revenues decreased by 0.8% in 2002. Following is a summary of the change in revenues (in millions):

Reported revenues in 2001	$5,231
Core business (1)
Decrease from average per unit price change	(71)
Increase from volume change	46
Net acquired revenues(2)	15
Decrease in commodity and other revenues	(30)

Reported revenues in 2002	$5,191

(1)	Core business represents revenues from collection, transfer and landfill services on a same store basis.

(2)	Excludes amounts reclassified to discontinued operations.

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

Cost of Operations. Cost of operations increased by 2.5% in 2002. The 2001 costs of operations included $10.4 million of BFI transition costs. These costs are not recurring costs of ongoing operations since they primarily related to the BFI transitional employees. There were no BFI transition costs expensed during 2002. The remaining increase in cost of operations in 2002 of 2.9% is attributable to an increase in overall operating costs from normal inflation that we have not been able to recover due to pricing pressures. In addition, our annual medical, property and casualty insurance costs increased in excess of normal inflationary increases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 6.4% in 2002. Included in selling, general and administrative expenses were $17.4 million of BFI transition costs for the year ended December 31, 2001. These costs are not recurring costs of ongoing operations and primarily related to the billing system conversion associated with the acquisition of BFI. There were no BFI transition costs expensed during 2002. The increase in the remaining selling, general and administrative expenses was 10.9%, which is attributable to increased costs associated with the field infrastructure expansion and higher professional fees.

Depreciation and Amortization. Depreciation and amortization increased by 6.6% in 2002. The increase was primarily attributable to an increase in landfill volumes and increased capital expenditures.

Goodwill Amortization. Effective January 1, 2002, we discontinued the amortization of our goodwill upon the adoption of SFAS 142.

Non-Cash (Gain) Loss on Divestiture of Assets. As part of our ongoing review of operations and our goal of having a self-funding market development program, we sell operations from time to time. In October 2002, we sold certain collection operations for net proceeds of approximately $77.5 million and reflected a gain of approximately $9.3 million ($8.2 million loss on an after-tax basis). The proceeds were used to repay debt and were subsequently redeployed to purchase assets in other markets.

During February 2001, we sold certain operations for approximately $53 million and reflected a non-cash loss of approximately $107 million ($65 million, net of income tax benefit) in the reported results for the first quarter of 2001. The proceeds were used initially to repay debt and subsequently redeployed to purchase other assets in other markets.

Equity in Earnings of Unconsolidated Affiliates. On April 30, 2002, we completed the exchange of our minority interest in the four Ref-Fuel facilities for the 99% interest in our equipment purchasing subsidiaries owned by subsidiaries of American Ref-Fuel Company LLC. We no longer have any interest in the Ref-Fuel entities and we own 100% of the equipment purchasing subsidiaries. During 2001, we reported approximately $23.2 million in revenues, $3.5 million in operating income and $14.1 million of equity earnings from American Ref-Fuel.

Interest Expense and Other. Interest expense and other decreased by 1.4% in 2002. Following are the components of interest expense and other (in millions):

	For the Year Ended December 31,

	2002	2001

Interest Expense and Other—
Interest expense, gross	$735.0	$856.7
Cash settlement of de-designated interest rate swap contracts	59.6	—
Interest income	(4.8)	(6.1)
Interest capitalized for development projects	(20.6)	(45.7)
Accretion of debt and amortization of debt issuance costs	43.2	42.7
Non-cash gain on de-designated interest rate swap contracts	(2.4)	—
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	35.4	—
Costs incurred to early extinguish debt	16.8	28.1
Interest expense allocated to discontinued operations	(8.2)	(9.6)

Interest expense and other	$854.0	$866.1

The 7.2% decrease in gross interest expense and cash settlements of de-designated interest rate swap contracts is attributable primarily to the repayment of debt from our continued de-leveraging strategy, partially offset by a reduction in the amount of interest we capitalized. We reduced our debt balance by $377.5 million in 2002. At December 31, 2002, approximately 98% of our debt was fixed, 72% directly through a fixed coupon, and 26% through interest rate swap agreements.

On December 31, 2001, certain interest rate swap contracts were de-designated as accounting hedges. The non-cash gain on de-designated interest rate swap contracts reflects the change in market value of the underlying interest rate swap contract driven by both prevailing interest rates and the remaining term of the interest rate swap contract. Prior to de-designation, the changes in market value were recorded as a component of equity in accumulated other comprehensive income. The amortization of accumulated other comprehensive income for de-designated interest rate swap contracts represents the amortization of the cumulative amount of net market value remaining in equity at the time of de-designation.

Costs incurred to early extinguish debt are driven by the amount, terms, nature, frequency and timing of debt extinguishments. The total costs incurred to early extinguish debt are dependent on the specific facts and circumstances of the individual transactions.

Income Taxes. Our effective tax rate was 45.5% in 2002 and 83.6% in 2001. The effective income tax rate of 2002 deviates from the federal statutory rate of 35% primarily due to state income taxes. The effective income tax rate in 2001 deviated from the federal statutory rate primarily due to the non-deductibility of the amortization related to $6.5 billion of goodwill recorded in connection with the acquisition of BFI.

Dividends on Preferred Stock. Dividends on preferred stock increased in 2002 as a result of the 6.5% dividend on the liquidation preference of the preferred stock issued on July 30, 1999 in connection with the financing of the acquisition of BFI. Dividends were not paid in cash, instead, the liquidation preference of the preferred stock increased by accrued, but unpaid dividends.

Liquidity and Capital Resources

During 2003, we generated operating cash flows of $783.9 million, of which we reinvested $491.8 million of capital into the business. We reduced our debt balance by $648 million to $8.2 billion and increased our cash balance by $265 million through operating cash flows, the issuance of equity of $428 million and the divestiture of operations (net of acquisitions) for proceeds of $250 million. During 2003, we completed various refinancing transactions and debt repayments, which combined with the effect of $1.4 billion of interest rate swap contracts maturing in 2004, will reduce our annual interest cost by over $100 million in 2004 compared to 2003. Additionally, the completed refinancing transactions extended the maturity of over $2 billion of debt which would have come due over the next five years. Furthermore, we completed the exchange of the Series A Senior Convertible Preferred Stock for common stock in December 2003, which eliminated approximately $90 million of future annual dividend payments that were due to begin in July 2004. In addition, in January 2004, we used $320 million of our ending cash balance to retire outstanding debt.

We meet operational liquidity needs with operating cash flow. Our primary liquidity and capital needs are capital expenditures for vehicles, containers and landfill development, debt service costs, scheduled debt maturities and capping, closure, post-closure and environmental expenditures. We have historically generated stable operating cash flows.

When we cannot meet our liquidity needs with operating cash flow, we meet those needs with borrowings under our revolving credit facility. At December 31, 2003, we had no amounts drawn under our revolving credit facility. We have a $1.5 billion commitment until 2008 under our revolving credit facility, which we believe is adequate to meet our liquidity needs. At December 31, 2003, we had $637 million in letters of credit drawn on the revolving credit facility, leaving $863 million of availability. Additionally, we have a $200 million commitment until 2008 under our institutional letter of credit facility to supplement our revolving credit facility to meet letter of credit requirements.

We continuously seek opportunities to increase our cash flow through either improving cash flow from operations or reducing our interest cost. Historically we have used bank financings and capital markets transactions to meet our refinancing requirements. We have not historically experienced difficulty in obtaining financing or refinancing existing debt. We expect to continue to seek such opportunities in the future to the extent such opportunities are available to us.

Our cash flows from operating, investing and financing activities for the last three years were as follows (in millions):

	Years Ended December 31,

	2003	2002	2001

Operating Activities:
Net income	$128.7	$215.1	$58.5
Discontinued operations, net of tax	11.5	(16.8)	(26.6)
Non-cash (gain) loss on divestiture of assets	—	(9.3)	107.0
Non-cash expenses (1)	692.8	688.9	891.1
Gain on sale of fixed assets	—	(5.8)	(13.5)
Non-cash gain on non-hedge accounting interest rate swap contracts	(48.1)	(2.4)	—
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	23.1	35.4	—
Changes in working capital	6.7	105.7	(140.3)
Capping, closure, post-closure and environmental expenditures, net of provision and accretion	(30.8)	(34.2)	(28.6)

Cash provided by operating activities from continuing operations	783.9	976.6	847.6

Investing Activities:
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired(2)	250.0	31.2	110.4
Accruals for acquisition price and severance costs	—	—	(1.7)
Proceeds from sale of fixed assets	17.5	28.6	29.3
Capital expenditures, excluding acquisitions	(491.8)	(536.3)	(497.9)
Capitalized interest	(15.7)	(20.6)	(45.7)
Change in deferred acquisition costs, notes receivable and other	(8.4)	(22.4)	(26.7)

Cash used for investing activities from continuing operations	(248.4)	(519.5)	(432.3)

Financing Activities:
Net proceeds from sale of Series C Preferred Stock	333.1	—	—
Proceeds from long-term debt, net of issuance costs	3,037.1	1,044.3	2,755.8
Repayments of long-term debt	(3,754.6)	(1,447.5)	(3,196.6)
Payment of Series C Preferred Stock dividends	(10.2)	—	—
Change in disbursement account	10.5	(87.1)	—
Net proceeds from sale of common stock, exercise of stock options and other	98.4	2.8	6.4

Cash used for financing activities from continuing operations	(285.7)	(487.5)	(434.4)

Cash provided by discontinued operations	15.5	52.2	57.5

Increase in cash and cash equivalents	$265.3	$21.8	$38.4

(1)	Consists principally of provisions for depreciation and amortization, allowance for doubtful accounts, accretion of debt and amortization of debt issuance costs, write-off of deferred debt issuance costs, non-cash reduction in acquisition accruals, deferred income taxes, undistributed earnings of equity investments and cumulative effect of change in accounting principle, net of tax.

(2)	During 2003, we acquired solid waste operations, representing approximately $42.1 million ($39.3 million net of intercompany eliminations) in annual revenues and sold operations representing approximately $353.3 million ($338.6 million net of intercompany eliminations) in annual revenues. During 2002, we acquired solid waste operations representing approximately $28.3 million in annual revenues and sold operations representing approximately $70.1 million ($69.3 million, net of intercompany eliminations) in annual revenues. During 2001, we acquired solid waste operations, representing approximately $150.4 million in annual revenues, and sold operations representing approximately $153.9 million ($146.6 million net of intercompany eliminations) in annual revenues.

Cash provided by continuing operations decreased by 19.7% in 2003. The decrease in cash provided by continuing operations when comparing 2003 to 2002 is primarily due to a reduction in earnings, variability in working capital and the payment of approximately $46.9 million of costs associated with refinancing activities. The variability in working capital is primarily due to an increase in accounts receivable, partially offset by decreases in expenditures for acquisition related accruals.

Following is a summary of the primary sources and uses of cash during 2003 (in millions):

Sources of cash

Cash from continuing operations	$783.9
Proceeds from issuance of common and preferred stock	427.5
Net proceeds from acquisitions and divestitures	250.0
Proceeds from the sale of fixed assets	17.5

Total	$1,478.9

Uses of cash

Capital expenditures	$491.8
Debt repayments	648.1
Increase in cash balance	265.3
Payment of cash dividends	10.2
Other non-operating net cash outflows	63.5

Total	$1,478.9

Following is a summary of the primary sources and uses of cash during 2002 (in millions):

Sources of cash

Cash from continuing operations	$976.6
Net proceeds from acquisitions and divestitures	31.2
Proceeds from the sale of fixed assets	28.6

Total	$1,036.4

Uses of cash

Capital expenditures	$536.3
Debt repayments	377.5
Fund outstanding amounts in our disbursement account	87.1
Increase in cash balance	21.8
Other non-operating net cash outflows	13.7

Total	$1,036.4

Capital Expenditures. In addition to funding our operational working capital and debt reduction needs, we are committed to investing capital in our asset base. Our capital expenditures are primarily for the construction and build out of our landfills, for the trucks and containers used by our collection operations and heavy equipment used in both our collection and landfill operations.

Following is a summary of capital expenditures for the years ended December 31, (in millions):

	2003	2002	2001

Trucks, containers and heavy equipment	$231.2	$289.6	$271.1
Landfill development	219.1	207.1	181.9
Other (1)	41.5	39.6	44.9

Total capital expenditures, excluding acquisitions	$491.8	$536.3	$497.9

Capital expenditures as a % of revenues	9.4%	10.3%	9.5%

(1)	Includes land and improvements, land held for permitting as landfills, buildings and improvements, and furniture and office equipment.

Significant Financing Events in 2003

Our objective to reduce our debt level and extend maturities under our 1999 Credit Facility was successfully met through the completion of the financing plan that we launched at the end of March 2003. The financing plan included the issuance of equity and debt and the refinancing of our credit facility as follows:

•	issuance of 12 million shares in $.01 par value common stock for net proceeds of approximately $94 million;

•	issuance of 6.9 million shares in 6.25% 3-year Series C Mandatory Convertible Preferred Stock at a par value of $0.10 and issued at $50 per share for net proceeds of approximately $333 million;

•	issuance of $450 million in 7.875% senior notes due 2013 for net proceeds of approximately $440 million;

•	issuance of approximately $150 million of receivables secured loan under an on-balance sheet accounts receivable securitization program; and

•	refinancing of our 1999 Credit Facility with a $1.5 billion revolving credit facility due 2008 at LIBOR plus 3.00% (the 2003 Revolver), a $1.2 billion term loan due 2010 at LIBOR plus 3.25% and a $200 million institutional letter of credit facility at LIBOR plus 3.25% (collectively, the 2003 Credit Facility).

The refinancing of the 1999 Credit Facility decreased debt maturities for the next 5 years by over $2 billion and increased available liquidity by approximately $400 million. The proceeds from the transactions listed above were used to repay term loans outstanding under the 1999 Credit Facility.

During August 2003, we amended our 2003 Credit Facility allowing us to exchange our Series A Preferred Stock for common stock as described below. In addition, the amendment increased our financial flexibility by permitting us to incur an additional $250 million of term loan indebtedness (Term Loan C), an additional $350 million of senior secured indebtedness and $400 million of senior unsecured indebtedness, for the purpose of retiring portions of our outstanding senior subordinated indebtedness through optional redemption, public tender offer or open market repurchases.

During the third quarter of 2003, we funded the $250 million Term Loan C (due 2010) under the 2003 Credit Facility and used the proceeds to repurchase a portion of our senior subordinated notes in the same amount of principal. In connection with these repurchases, we paid premiums of approximately $23.8 million.

During November 2003, we issued $350 million of 6.50% senior secured notes due 2010 and used approximately $256.1 million of the proceeds in 2003 to repurchase a portion of our senior subordinated notes. In connection with these repurchases, we paid premiums of approximately $23.1 million.

During November 2003, we completed a second amendment to our 2003 Credit Facility to reduce the interest rate for the Term Loan B, Term Loan C and institutional letter of credit facility to LIBOR plus 275 basis points. In addition to re-pricing the term loan facilities, we favorably revised financial covenants to provide greater operating flexibility.

The transactions completed during the second half of 2003 discussed above reduced our annual interest cost by $40 million.

2004 Financing Transactions

The following transactions were completed during January 2004:

We repaid our $225 million 7.875% senior notes due 2004 on January 2, 2004 with our cash balance at December 31, 2003 that was generated from cash flow from operations and divestiture proceeds.

We issued $400 million of 5.75% senior notes due 2011 and $425 million of 6.125% senior notes due 2014 in a private placement under Rule 144A of the Securities Act of 1933. We will use the proceeds from the sale of these notes to redeem $825 million of our 7.875% senior notes due 2009 at a redemption price of 103.9375%. Upon the completion of the redemption, this transaction will extend the maturity of $825 million from 2009 to 2011 and 2014 and reduce interest costs by approximately $14 million annually.

We repurchased $93.9 million of our 10% senior subordinated notes using the remaining proceeds from the $350 million senior secured notes issued in November 2003 and paid premiums of approximately $8.2 million related to these repurchases.

Financing Plan

We are a highly leveraged company with $8.2 billion of outstanding debt at December 31, 2003. The vast majority of our debt was incurred to acquire solid waste companies during the past 10 years. We incurred and assumed over $11 billion of debt to acquire BFI in 1999. Since the acquisition of BFI, we have repaid almost $3.0 billion of debt with cash flow from operations, asset sales and the issuance of equity. We intend to continue to reduce our debt balance until we reach credit ratios that we believe will allow us to benefit from an investment grade-like cost of capital. We believe those benefits will be realized when the following ratios approach the indicated ranges:

•	Debt to EBITDA between 3.5:1 and 3.0:1

•	EBITDA to Interest between 3.0:1 and 3.5:1

•	Debt to Book Value Market Capitalization between 60% and 65%

We are unable to predict or forecast which debt rating will be assigned by the rating agencies, or when new ratings will be assigned by them. We believe that as we move towards these ratios, when compared to today, we will have additional opportunities to reduce our cost of capital, provide opportunities to increase liquidity, and allow more flexibility in deciding the most appropriate use of our cash flow.

Between now and then, we will continue to maximize operating cash flows to facilitate repayment of our scheduled debt maturities and opportunistically reduce interest costs through refinancing transactions to the extent economically beneficial. On average over the last three years, we have generated $360 million of annual cash flow from operations after funding capital expenditures. Because of the stability of our cash flows, we believe that over the next three years we should generate a similar average amount of annual cash flow from operations after funding capital expenditures to be used to repay debt. We may from time to time seek to retire outstanding debt through repurchases and/or exchanges for other securities, in open market purchases, privately negotiated transactions or otherwise. In the future, we expect to continue to acquire operations that strengthen existing markets and increase vertical integration. In addition, we will continue to evaluate the performance and divest of operations that do not maximize operating efficiencies.

The following is our debt maturity schedule at December 31, 2002 compared to our pro forma debt maturity schedule at December 31, 2003, which considers the financing transactions completed in 2003, the repayment of $225 million senior notes on January 2, 2004, the issuance of $825 million in senior notes during January 2004, the anticipated redemption of $825 million of senior notes in February 2004, and the repurchase of $94 million of senior subordinated notes in January 2004 (in millions):

	Pro Forma	Actual
	December 31,	December 31,
	2003	2002

2003	$—	$163.5
2004	24.6	603.8
2005	102.7	609.4
2006	626.1	1,276.0
2007	19.5	805.9
2008	1,675.9	1,511.5
2009	1,468.4	2,875.4
Thereafter	4,086.9	1,130.3
Discount, net	(88.9)	(93.6)

Total	$7,915.2	$8,882.2

We anticipate meeting our debt repayment requirements in 2004 through 2007 through cash flows from operations. We will continue to seek opportunities to extend our maturities in 2008 and 2009 with actions that are economically beneficial. We believe we have several alternatives available to us that will allow us to extend maturities of our debt portfolio or retire debt. The potential alternatives include continued application of cash flow from operations, asset sales and capital markets transactions. Capital markets transactions could include issuance of debt with longer-term maturities, issuance of equity, or a combination of both. There is no assurance that in the future we will be able to consummate transactions in the capital markets on commercially reasonable terms or at all, sell assets or generate $360 million of average annual cash flows to repay debt.

We currently have a shelf registration statement with the SEC that would allow us to issue various securities up to $760 million as market conditions permit.

Contractual Obligations and Commitments

Following is a summary of our debt structure and the associated interest cost (in millions, except percentages):

	December 31, 2003				December 31, 2002

	Ending	Effective		Annual	Ending	Effective		Annual
Debt Instrument	Debt Balance	Interest Rate (1)		Interest Expense	Debt Balance	Interest Rate (1)		Interest Expense

Revolving credit facility	$—	5.41	%(2)	$14.0	$—	5.97	%(2)	$10.1
Term loans	1,435.0	9.36%		157.8	2,375.1	9.01%		256.3
Senior notes	4,826.5	8.45%		380.0	4,176.7	8.44%		333.1
Senior subordinated notes	1,497.4	10.22%		195.3	2,005.6	10.22%		204.4
Receivables secured loan	146.3	1.68%		2.4	—	—%		—
Other	328.9	6.88%		24.3	324.8	7.43%		33.9

Total	$8,234.1	8.96%		$773.8	$8,882.2	8.88%		$837.8

(1) Includes the effect of interest rate swap contracts and amortization of debt issuance costs and premiums or discounts.

(2) Reflects weighted average interest rate.

At December 31, 2003, we had $444.7 of cash on the balance sheet that by January 31, 2004, approximately $320 million has been used to repay January 2004 debt maturities and complete open market repurchases of our 10% senior subordinated notes.

We increased available liquidity through the refinancing of our credit facility during 2003. Prior to the refinancing, we had a revolver capacity commitment of $1.3 billion. At December 31, 2003, we had a revolver capacity commitment of $1.5 billion with no amounts drawn and $636.6 million of letters of credit outstanding under our 2003 Revolver. We had aggregate availability under the 2003 Revolver of approximately $863.4 million for working capital, letters of credit, acquisitions and other general corporate purposes. In addition, we had $200 million of commitment under an institutional letter of credit facility which was all used for letters of credit at December 31, 2003.

The following table provides additional maturity detail of our long-term debt obligations at December 31, 2003 (in millions):

Debt	2004	2005	2006	2007	2008	Thereafter	Total

Revolving credit facility	$—	$—	$—	$—	$—	$—	$—
Term Loan B due 2010	15.0	15.0	15.0	15.0	15.0	1,110.0	1,185.0
Term Loan C due 2010	3.1	3.1	3.1	3.1	3.1	234.5	250.0
Receivables secured loan	—	—	—	—	146.3	—	146.3
7.375% Senior notes (1)	225.0	—	—	—	—	—	225.0
7.875% BFI Senior notes	—	69.5	—	—	—	—	69.5
7.625% Senior notes	—	—	600.0	—	—	—	600.0
8.875% Senior notes	—	—	—	—	600.0	—	600.0
8.50% Senior notes	—	—	—	—	750.0	—	750.0
6.375% BFI Senior notes	—	—	—	—	161.2	—	161.2
7.875% Senior notes due 2009 (2)	—	—	—	—	—	875.0	875.0
7.875% Senior notes due 2013	—	—	—	—	—	450.0	450.0
6.50% Senior notes due 2010	—	—	—	—	—	350.0	350.0
10.00% Senior sub notes due 2009 (3)	—	—	—	—	—	1,493.9	1,493.9
9.25% Senior notes due 2012	—	—	—	—	—	375.0	375.0
9.25% BFI debentures due 2021	—	—	—	—	—	99.5	99.5
7.40% BFI debentures due 2035	—	—	—	—	—	360.0	360.0
Other debt	6.5	15.1	8.0	1.4	0.3	301.3	332.6

Total principal due	249.6	102.7	626.1	19.5	1,675.9	5,649.2	8,323.0
Discount, net	—	(0.8)	—	—	(12.8)	(75.3)	(88.9)

Total debt balance	$249.6	$101.9	$626.1	$19.5	$1,663.1	$5,573.9	$8,234.1

(1)	On January 2, 2004, we repaid our $225 million 7-3/8% senior notes due 2004 with available cash.

(2)	During January 2004, we issued $400 million of 5.75% senior notes due 2011 and $425 million of 6.125% senior notes due 2014 in a private placement under Rule 144A of the Securities Act of 1933. We intend to use the proceeds from the issuance of these notes to redeem $825 million of 7.875% senior notes due 2009 at a redemption price of 103.9375%.

(3)	During January 2004, we repurchased approximately $93.9 million of our 10% senior subordinated notes due 2009 through open market repurchases with the remaining proceeds from our $350 million 6.5% senior notes due 2010 issued in November 2003.

The following table outlines what we regard as our material, fixed, non-cancelable contractual cash obligations, their payment dates and expirations. Amounts related to operating leases and purchase obligations are not reflected at December 31, 2003 in our consolidated financial statements and will be recorded as appropriate in future periods. This table excludes certain obligations that we have reflected on our consolidated balance sheet, such as pension obligations, for which we do not expect to have cash funding requirements and excludes amounts related to environmental liabilities and contingencies for which the timing of payments is not determinable.

	Payments Due by Year (in millions)

Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total

Recorded obligations:
Long-term debt (1)	$247.1	$101.4	$625.6	$19.1	$1,675.4	$5,641.2	$8,309.8
Capital lease obligations	3.7	2.2	1.3	1.2	1.1	12.4	21.9
Capping, closure and post-closure obligations	69.0	68.7	70.7	69.6	63.9	2,422.2	2,764.1
Other long-term liabilities	—	63.2	41.9	31.4	23.9	145.1	305.5
Unrecorded obligations:
Operating leases	28.1	23.9	20.8	15.8	14.3	42.4	145.3
Purchase Obligations: (2)
Disposal Related	103.6	106.0	79.3	73.7	69.0	674.6	1,106.2
Other	97.7	19.3	4.3	3.9	0.6	5.8	131.6

Total cash contractual obligations	$549.2	$384.7	$843.9	$214.7	$1,848.2	$8,943.7	$12,784.4

(1)	Amount represents principal due and excludes discounts, premiums and principal due on capital leases.

(2)	Purchase obligations consist primarily of (i) disposal related agreements which include fixed or minimum royalty and host agreements and take-or-pay and put-or-pay disposal agreements, and (ii) other obligations including a fuel contract agreement, committed capital expenditures, and consulting services arrangements.

Debt Covenants. Our 2003 Credit Facility and the indentures relating to our senior subordinated notes and our senior notes contain financial covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions.

Under the 2003 Credit Facility, we are subject to the following financial covenants:

Minimum Interest Coverage:

From the	Through the	EBITDA(1)/
Quarter Ending	Quarter Ending	Interest

March 31, 2003	September 30, 2003	1.90x
December 31, 2003	June 30, 2004	1.85x
September 30, 2004	September 30, 2004	1.90x
December 31, 2004	March 31, 2005	1.95x
June 30, 2005	September 30, 2005	2.00x
December 31, 2005	December 31, 2005	2.10x
March 31, 2006	June 30, 2006	2.15x
September 30, 2006	September 30, 2006	2.20x
December 31, 2006	December 31, 2006	2.30x
March 31, 2007	March 31, 2007	2.40x
June 30, 2007	June 30, 2007	2.45x
September 30, 2007	March 31, 2008	2.50x
June 30, 2008	June 30, 2008	2.60x
September 30, 2008	September 30, 2008	2.70x
December 31, 2008	Thereafter	2.75x

Maximum Leverage:

From the	Through the	Total Debt/
Quarter Ending	Quarter Ending	EBITDA (1)

March 31, 2003	June 30, 2005	5.75x
September 30, 2005	December 31, 2005	5.50x
March 31, 2006	June 30, 2006	5.25x
September 30, 2006	September 30, 2006	5.00x
December 31, 2006	December 31, 2006	4.75x
March 31, 2007	December 31, 2007	4.50x
March 31, 2008	June 30, 2008	4.25x
September 30, 2008	Thereafter	4.00x

At December 31, 2003, we were in compliance with all financial covenants under our 2003 Credit Facility and our indentures. At December 31, 2003, Total Debt/EBITDA(1) ratio, as defined by the 2003 Credit Facility, was 5.08:1 and our EBITDA(1)/Interest ratio was 2.09:1. We are not subject to any minimum net worth covenants and we have no credit rating triggers.

(1)	EBITDA used for covenants is calculated in accordance with the definition in our credit facility agreement (see exhibit 10.91). In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants.

Failure to comply with the financial covenants under our 2003 Credit Facility would constitute default under the credit agreement and would allow the lenders under the 2003 Credit Facility to accelerate the maturity of all indebtedness under the credit agreement. In addition, maturity acceleration on the 2003 Credit Facility constitutes an event of default under our other debt instruments, including our senior notes and our senior subordinated notes and, therefore, these would also be subject to acceleration of maturity. If such acceleration of maturities of indebtedness were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under the 2003 Credit Facility for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or assets sales, if necessary. We may be unable to amend the 2003 Credit Facility or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

Prepayments. Under our 2003 Credit Facility, we must repay a portion of our borrowings annually (prior to the stated maturity) if we generate cash flow in excess of specified levels. To make these payments, if required, we may have to use the 2003 Revolver to accommodate cash timing differences. Factors primarily causing excess cash flow, as defined, could include increases in operating cash flow, lower capital expenditures and working capital requirements, net divestitures or other favorable cash generating activities. Cash flow available to repay debt in excess of the current year’s maturities will be applied to future maturities. In addition, we are required to make prepayments on the 2003 Credit Facility upon completion of certain transactions as defined in the Credit Facility, including asset sales and issuances of debt or equity securities.

Financial Assurances. We are required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and performance under certain collection, landfill and transfer station contracts. We satisfy the financial assurance requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. The amount of the financial assurance requirement is determined by the applicable state environmental regulations, which vary by state. The financial assurance requirements for capping, closure and post-closure costs can either be for costs associated with a portion of the landfill or the entire landfill. Generally, states will require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that is used to determine the required amount of financial assurance for a landfill. The amount of financial assurances required can, and generally will, differ from the obligation determined and recorded under GAAP.

Additionally, we are required to provide financial assurance for our insurance program and collateral required for certain performance obligations. We do not expect a material increase in financial assurance obligations during 2004, although the mix of financial assurance instruments may change.

At December 31, 2003, we had the following financial assurance instruments (in millions):

	Landfill Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total

Insurance policies	$903.8	$—	$—	$—	$903.8
Surety bonds	388.5	549.9	—	—	938.4
Trust deposits	75.0	—	—	—	75.0
Letters of credit (1)	403.5	48.1	262.0	123.0	836.6

Total	$1,770.8	$598.0	$262.0	$123.0	$2,753.8

(1)	These amounts are issued under the 2003 Revolver and the institutional letter of credit facility under our 2003 Credit Facility.

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

Exchange of Series A Senior Convertible Preferred Stock

On December 18, 2003, we completed the exchange of the Series A Preferred Stock outstanding for 110.5 million shares of our common stock. The Series A Preferred Stock had a stated value of $1.327 billion at December 18, 2003, the exchange date, which represented the original issuance amount plus cumulative accrued and unpaid dividends. No additional common shares were issued for the increase in liquidation preference from July 31, 2003, the date we reached agreement on the exchange transaction with the holders of the Series A Preferred Stock, through the exchange date. Upon completion of the exchange transaction, our outstanding shares on a fully diluted basis increased to approximately 350 million shares. As a result of the exchange, approximately $90 million in future annual dividend payments due to begin July 2004 have been eliminated.

The terms of the exchange were approved by a special committee of disinterested directors of our Board of Directors and was approved by the full Board of Directors. The special committee was advised by an independent financial advisor, in connection with this transaction. The completion of this transaction was subject to certain approvals, including approval by our shareholders. We obtained shareholder approval at a special meeting of the shareholders on December 18, 2003. Under the terms of the exchange agreement, the holders of the Series A Preferred Stock are restricted from selling the shares of common stock they receive for one year from the exchange date.

Due to the change in the original conversion terms, we were required to quantify the accounting effect of the change in conversion terms and reduce net income available to common shareholders by the corresponding amount. Accordingly, we recorded a non-cash conversion charge of $496.6 million, which is reflected as a reduction to net income available to common shareholders, but has no effect on total stockholders’ equity because an offsetting amount is recorded to additional paid-in capital. The non-cash conversion charge is calculated as the market value of the shares of our common stock issued in excess of the shares of common stock that the holders of the Series A Preferred Stock could have converted into under the original terms of the Series A Preferred Stock.

Off-Balance Sheet Financing

We have no off-balance sheet debt or similar obligations, other than financial assurance instruments discussed above which are not classified as debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt.

Interest Rate Swap Portfolio

Consistent with our risk management policy, we have entered into interest rate swap agreements for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Our strategy is to use interest rate swap contracts when such transactions will serve to reduce our aggregate exposure and meet the objectives of our risk management policy. These contracts are not entered into for trading purposes. Our risk management policy requires that we evaluate the credit of our counter parties and that we monitor counter party exposure. At December 31, 2003, counter parties for 79% of our interest rate swap portfolio were rated Aa3. The counter party for the remaining 21% is rated A1 or Aa2.

Our interest rate swap portfolio continues to fix 98% of our variable rate interest payment obligation, protecting us from cash flow variations arising from changes in short term interest rates. We believe this is prudent given our capital structure. In addition, we have 5% of our fixed rate interest payment obligations at variable interest rates through interest rate swap agreements providing us a mix of fixed and variable rate debt. Our corporate policy is that at least 75% of our total debt must be effectively fixed, either directly or through interest rate swap agreements. At December 31, 2003, approximately 96% of our debt was fixed, 76% directly, and 20% through interest rate swap agreements. The average interest rate paid under swap contracts at December 31, 2003 was 5.69% compared to LIBOR of 1.15% at December 31, 2003.

In accordance with SFAS No. 133, Accounting for Derivative and Hedging Activities as amended by SFAS No. 138, Accounting for Certain Derivative and Hedging Activities, a portion of our interest rate swap portfolio was de-designated for hedge accounting purposes at December 31, 2001. Certain of these contracts remain in place and continue to protect us from cash flow variability. At the time debt obligations are repaid prior to maturity, we may or may not terminate interest rate swap contracts depending on the reflective economic considerations.

The following table outlines our interest rate swap contract roll-off schedule as of December 31, 2003 (in millions):

	Contract Notional Amount

	Floating to Fixed	Fixed to Floating	Total

2004(1)	$1,400.0	$—	$1,400.0
2005	250.0	—	250.0
2006	—	—	—
2007	—	—	—
2008	—	75.0	75.0
2009	—	275.0	275.0

Total	$1,650.0	$350.0	$2,000.0

(1)	These interest rate swap contracts will roll-off in 2004 as follows: $250.0 million in the first quarter; $750.0 million in the second quarter, $150.0 million in the third quarter and $250.0 million in the fourth quarter.

Based on the current maturity schedule of our interest rate swap contracts, our current debt balance and assuming the interest rate swap contracts are not replaced, we expect that at the end of 2004 we will have approximately 79% of our debt at fixed interest rates.

Contingencies

We are currently under examination by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2002. A federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999 is complete with the exception of the matter discussed below.

Prior to our acquisition of BFI on July 30, 1999, BFI operating companies, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, contributed assets and existing environmental and self-insurance liabilities to six fully consolidated BFI risk management companies (RMCs) in exchange for stock representing a minority ownership interest in the RMCs. Subsequently, on July 9, 1999, the BFI operating companies sold that stock in the RMCs to third parties at fair market value which resulted in a capital loss of approximately $900 million for tax purposes, calculated as the excess of the tax basis the stock over the cash proceeds received. The capital loss was claimed in the BFI tax return for the period from October 1, 1998 to July 30, 1999. On January 18, 2001, the IRS designated this type of transaction and other similar transactions as a “potentially abusive tax shelter” under IRS regulations.

During 2002, the IRS proposed the disallowance of all of this capital loss. The primary argument advanced by the IRS for disallowing the capital loss was that the tax basis of the stock of the RMCs received by the BFI operating companies was required to be reduced by the amount of liabilities assumed by the RMCs even though such liabilities were contingent. Under the Internal Revenue Service (IRS) view, there was no capital loss on the sale of the stock since the tax basis of the stock should have approximately equaled the proceeds received. We protested the disallowance to the Appeals Office of the IRS in August 2002.

If the proposed disallowance is upheld, we estimate it could have a potential total cash impact of up to $310 million plus accrued interest through December 31, 2003 of approximately $46 million ($28 million net of tax benefit). We also received a notification from the IRS proposing a penalty of 40% of the additional income tax resulting from the disallowance. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.

If we are unable to resolve this matter with the Appeals Office of the IRS, we would expect to receive a notice of tax deficiency from the IRS. Upon receiving the notice, we would have the following options:

1.	File a petition for redetermination in Tax Court within 90 days. In this case, payments would not be required until the Tax Court renders its decision.

2.	Wait to receive a statement of amount due from the IRS and pay the amount due. The amount due would be based on the portion of the capital loss claimed during the BFI tax years ended September 30, 1996 through July 30, 1999. Additional amounts will be owed as the audits of the Company’s tax returns for calendar years 1999 and forward are completed.

3.	Pay the amount due as outlined in option 2 above, except, after paying the amount due, take appropriate steps to institute a suit in Federal District Court or the Federal Claims Court for a refund of the amounts paid.

The timing of any payments for any related state tax deficiencies will generally follow closely after the timing of any federal payments. Furthermore, at any point in time under any of the options outlined above, we can attempt to reach a settlement agreement with the IRS.

If we are unable to resolve this matter with the Appeals Office of the IRS, a decision would be made at that time as to which of the above options would be pursued. In any case, we continue to believe our position is well supported and we will vigorously contest the disallowance. An unfavorable result should have minimal impact on our consolidated results of operations as the tax and interest impact of a disallowance have been fully reserved on our consolidated balance sheet.

In the normal course of conducting our landfill operations, we are involved in legal and administrative proceedings relating to the process of obtaining and defending the permits that allow us to operate our landfills. In June 1999, neighboring parties and the county drainage district filed a lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at one of our landfills in Texas. In 2001, the expansion permit was granted. The parties opposing the expansion permit continued to pursue their efforts in preventing the expansion permit. In December 2003, a judgment issued by a District Court in Texas, effectively revoked the expansion permit that was granted by the State of Texas in 2001 and would require us to operate the landfill according to a prior permit granted in 1988. We plan to vigorously defend this expansion in the State Court of Appeals and believe that the merits of our position will prevail. Operationally, we are in the process of obtaining bonding that will allow us to continue to operate the landfill as usual during the period of appeals, which may continue two years or longer. If the appeal is not successful, the landfill may become impaired, we may incur costs to relocate waste to another landfill and this matter could result in a charge of up to $25 million to our consolidated statement of operations.

We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that may become known in the future but that relate to our activities prior to the divestiture. As of December 31, 2003, we estimate the contingent obligations associated with these indemnifications to be de minimus.

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

Related Party Transactions

In connection with the divestiture of our North and Central Florida operations for proceeds of approximately $120 million in an arms-length transaction, we terminated a consulting and non-compete agreement with a former member of senior management. In connection with the termination of these agreements we amended the terms of stock options held by the former member of senior management and recorded a non-cash charge of approximately $2.0 million.

For a description of other related party transactions, see Note 16 to our consolidated financial statements included herein.

Accounting for Stock Options Granted to Employees

We currently account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) as amended. Pursuant to APB 25, we recognize no compensation cost for our stock option grants to employees because the number of shares potentially issuable and the exercise price, which is equal to the fair market value of the underlying stock on the date of grant, is fixed.

The Financial Accounting Standards Board (FASB) is currently considering the issue of expensing stock options. The FASB has not issued final rules as of yet. Given the uncertainty of the final rules, management believes at this time that the best approach is to await the final FASB rules before making any change.

Were we to recognize compensation expense based on the fair value of stock options granted, as provided for under SFAS No. 123, Accounting for Stock Based Compensation, we would have recognized compensation expense net of tax of $9.5 million, $13.6 million and $16.1 million, or $.05, $.07 and $.09 per diluted share, for the year ended December 31, 2003, 2002 and 2001, respectively.

Critical Accounting Judgments and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. The SEC has defined a company’s most critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates of matters that are inherently uncertain. These judgments and estimates often involve future events. Based on this definition, we have identified the critical accounting policies and judgments addressed below. In addition, management has discussed these accounting policies and judgments with the Audit Committee of our Board of Directors. No one geographic operating segment has a more significant concentration of the critical accounting policies and judgments addressed below. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time they are made. Actual results may differ significantly from estimates under different assumptions or conditions. The following critical accounting judgments and estimates are based on our accounting practices in effect during 2003.

We have noted examples of the residual accounting and business risks inherent for these areas that you should be aware of and for you to consider. Residual accounting and business risk is defined as the inherent risk that remains after the application of our policies and processes and is generally outside of our control.

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

Landfill accounting	On January 1, 2003, we adopted SFAS 143, which outlines standards for accounting for our landfill retirement obligations, which we have historically referred to as closure and post-closure.

Upon adoption, SFAS 143 required a cumulative change in accounting principle for landfill obligations retroactive to the date of the inception of the landfill, including the creation of a related landfill asset, net of accumulated amortization. The cumulative effect of adoption represents the difference between the amount of our landfill related assets and liabilities calculated under SFAS 143 and the balances previously reported. Liabilities retained from divested landfills that were historically accounted for in closure and post-closure liabilities were reclassified to other long-term obligations because they were not within the scope of SFAS 143. Additionally, methane gas collection systems are no longer included in closure and post-closure cost estimates, but instead are now included in the landfill development asset and the cost of financial assurance instruments are no longer accrued as part of the post-closure liability, but rather expensed as incurred.

At January 1, 2003, we recorded a cumulative effect of a change in accounting principle gain of approximately $29.0 million, net of tax. In addition, we recorded a decrease in our capping, closure and post-closure liabilities of approximately $100.4 million, an increase in other long-term obligations of approximately $26.9 million, and a decrease in our net landfill assets of approximately $25.1 million.

Our landfill investments fall into two categories, each of which require accounting judgments and estimates.

•	Landfill development asset and related amortization.

•	Landfill retirement asset resulting from recording our capping, closure and post-closure liabilities and related amortization.

We use the life cycle accounting method for landfills and the related capping, closure and post-closure liabilities. In life cycle accounting, all capitalizable costs to acquire, develop and retire a site are recorded to

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

amortization expense based upon the consumption of disposal capacity. The cost of the assets and liabilities related to landfills is driven by the technical design that is developed by a third party consultant and approved by a regulatory agency. The technical design includes the construction, capping and closure specifications, the types and quantities of materials required and determination of the landfill capacity. Estimates of future landfill disposal capacity are updated periodically (generally annually) based on third party aerial surveys.

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

Studies performed by third parties could be inaccurate which could result in the revocation of a permit. Conditions could exist that were not identified in the study which make the location not feasible for a landfill and could result in the revocation of a permit. Revocation of a permit could materially impair the recorded value of the landfill asset.

Actions by neighboring parties, private citizen groups or others to oppose our efforts to obtain permits could result in revocation or suspension of a permit which could adversely impact the economic viability of the landfill and could materially impair the recorded value of the landfill.

Technical Landfill Design
	Upon receipt of initial regulatory approval, technical landfill designs are prepared. These designs are compiled by third party consultants and reviewed by our environmental management group. The technical designs include the detailed specifications to develop and construct all	Changes in legislative or regulatory requirements may require changes in the landfill technical design. These changes could make it more difficult or costly to meet new design standards.

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

components of the landfill including the types and quantities of materials that will be required. The technical designs are submitted to the regulatory agencies for approval. Upon approval of the technical design, the regulatory agencies issue permits to develop and operate the landfill.	Technical design requirements, as approved, may need modifications at some future point in time.

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

Landfill Development Asset Amortization
	In order to match the amortization of the landfill asset with the revenue generated by the landfill operations, we amortize the landfill development asset over its operating life on a per-ton basis as waste is accepted	Increases and decreases in our cost estimates and changes in disposal capacity will normally result in a change in our amortization rates on a

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

	at the landfill. At the end of a landfill’s operating life, the landfill asset is fully amortized. The per-ton rate is calculated by dividing the sum of the landfill net book value and estimated future development costs (as described above) of the landfill by the estimated remaining disposal capacity. The costs are not inflated and discounted, but rather expressed in nominal dollars. This rate is applied to each ton accepted at the landfill and recorded as a charge to amortization expense.	prospective basis. An unexpected significant increase in estimated costs or reduction in disposal capacity could effect the ongoing economic viability of the landfill and result in an asset impairment.

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

Capping, closure and post-closure liabilities	We have two types of retirement obligations related to landfills: (1) capping and (2) closure and post-closure monitoring.

Landfill Capping
As individual areas within each landfill reach capacity, we are required to cap and close the areas in accordance with the landfill site permit. These requirements are detailed in the technical design of the landfill siting process described above. Capping activities primarily include installation of liners, drainage, compacted soil layers and topsoil over areas of a landfill where total disposal capacity has been consumed and waste is no longer being received. There are multiple capping activities that occur over the operating life of the landfill.
Changes in legislative or regulatory requirements including changes in capping, closure activities or post-closure monitoring activities, types and quantities of materials used, or term of post-closure care could cause changes in our cost estimates.

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

Closure and Post-Closure Monitoring
Closure costs are any costs incurred after a site stops receiving waste but prior to being certified as closed and enters its post-closure monitoring period. After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which may extend for 30 years. Post-closure requirements generally include maintenance of the site and monitoring the methane gas collection systems and groundwater systems, and other activities that occur after the site has ceased accepting waste. Costs associated with post-closure monitoring generally include groundwater sampling, analysis and statistical reports, third party labor associated with gas systems operations and maintenance, transportation and disposal of leachate and erosion control costs related to the final cap.

Landfill Retirement, Obligation Asset Amortization
Under SFAS 143, there are five accounting processes: (1) a retirement obligation is recorded for the present value of the estimated capping, closure and post-closure costs as the liability for such costs is incurred (capping costs are accrued for each specific capping event, whereas, closure and post-closure costs are accrued over the operating life of the landfill); (2) a retirement obligation asset is recorded, in addition to the landfill development asset, for the same value as the retirement obligation liability; (3) the projected total capping, closure and post-closure assets to be recorded over the life of the landfill are amortized to amortization expense as disposal capacity is consumed; (4) the liability recorded is accreted to reflect the passage of time; and (5) actual cash expenditures are charged against the recorded liability as they are incurred.
Actual timing of disposal capacity utilization could differ from projected timing, causing differences in timing of when amortization and accretion expense is recognized for capping, closure and post-closure liabilities.

Changes in future inflation rate projections could impact our actual future costs and our total liability.

Changes in our capital structure could result in changes to the credit-adjusted risk-free rate used to discount the liabilities, which could cause changes in our recorded liabilities and expense.

For each landfill, the following according processes are applied:
(1) (2)	Estimates of the total future costs required to cap, close, and monitor the landfill as specified by each landfill permit are developed annually. The estimates include the specific timing of the estimated future cash outflows, considering the anticipated waste flow into the capping events and the landfill.

In 2003, an inflation rate of 2.5% was used to estimate future costs and a credit-	Change in the landfill retirement obligation due to changes in the anticipated waste flow, cost estimates or the timing of expenditures for closed landfills and fully incurred but unpaid capping events are recorded in results of operations as new information becomes available. This could result in

Accounting	Accounting Policy and Process		Residual Accounting and
Area	Use of Estimates		Business Risk

		adjusted risk-free rate of 9.0% was used to present value the total future costs.	unanticipated increases or decreases in expense.

	(3)	The present value of the remaining capping costs for a specific capping event and the remaining closure and post-closure costs for the landfill are accrued as retirement obligations as the liability for capping, closure and post-closure monitoring are incurred on a per ton basis. This liability is incurred as disposal capacity is consumed at the landfill.

	(4)	A corresponding retirement obligation asset is recorded for the same value as the additions to the retirement obligation liability as disposal capacity is consumed. The total landfill asset is comprised of the landfill development asset and the retirement obligation asset.

	(5)	Using our projected waste flow into the capping events and the landfill and the projected total capping and closure and post-closure assets, we develop a per ton rate that is used to record amortization expense as waste is received at the landfill.

(6) (7)	The retirement obligation is increased each year to reflect to passage of time by accreting the balance at the same credit-adjusted risk-free rate that was used to discount the projected costs. This accretion expense is charged to cost of operations.

		Actual cash expenditures reduce the asset retirement obligation liability as they are incurred.	Rates could change in the future based on the evaluation of new facts and circumstances relating to landfill closure design, post-closure monitoring requirements, or the inflation or discount rate.

Estimate Updates
On an annual basis, we update the estimate of future capping, closure and post-closure costs and estimates of future disposal capacity for each landfill. Revisions in estimates of our costs are treated prospectively for our operating landfills but are recorded immediately in results of operations for full incurred capping events and closed landfills since the associated disposal capacity has already been consumed.

Disposal capacity	As described previously, disposal capacity is determined by the specifications detailed in the landfill permit obtained. We classify this disposal capacity as permitted. We also include probable expansion disposal capacity in our remaining disposal capacity estimates, which relates to additional disposal capacity being sought through means of an expansion. Probable expansion disposal capacity has not	We may be unsuccessful in obtaining permits for probable expansion disposal capacity because of the failure to obtain the final local, state or federal permit or due to other unknown reasons. If we are unsuccessful in obtaining permits for probable expansion disposal

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is highly probable. Our internal criteria to classify disposal capacity as probable expansion are as follows:

1. We have control of and access to the land where the expansion permit is being sought.

	2. All geologic and other technical siting criteria for a landfill have been met or a variance from such requirements has been received (or can reasonably be expected to be achieved).	capacity, or the disposal capacity for which we obtain approvals is less than what was estimated, both costs and disposal capacity will change, which will generally increase the rates we charge for landfill amortization and capping, closure and post-closure accruals. An unexpected decrease in disposal capacity could cause an asset impairment.

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

Non-recurring acquisition accruals	Nature of Liabilities
	At the time of an acquisition accounted for under the purchase method of accounting, we evaluate and adjust existing accruals of the acquired company to represent our estimate of the future costs to settle the assumed obligations, which represents fair value. Assumed liabilities as well as liabilities resulting directly from the completion of the acquisition are considered in the net assets acquired and resulting purchase price allocation.	There could be changes in circumstances or estimates that cause the actual settlement of these liabilities to be higher or lower than our original estimates.

	Liabilities resulting from changes in estimates of assumed obligations, including litigation, self-insurance reserves and loss contracts, as well as liabilities related to restructuring and	Additional liabilities may exist related to the acquired operations that have not been identified.

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

abandonment activities, are accrued through a charge to expense. Additionally, transition costs that are not accruable at the time of acquisition, including transitional personnel costs, route restructurings and costs associated with the consolidation of operations are expensed in the period in which the costs are incurred.

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

Summary
At December 31, 2003 and 2002, we had approximately $154.1 million and $200.9 million, respectively, of non-recurring acquisition accruals remaining on our balance sheet, consisting primarily of loss contracts, litigation and compliance, and risk management and insurance liabilities associated with the acquisition of BFI. Cash paid against non-recurring acquisition accruals, including severance, in 2003 was $41.5 million and $88.7 million in 2002.

Environmental liabilities	Nature of Liabilities
Liabilities arise from contamination existing at our landfills or at third-party landfills that we (or a predecessor company) have delivered or transported waste to and are based on our estimates of future costs that we will incur for incremental remediation activities and the related litigation costs. To determine our ultimate liability at these sites, we have used third party environmental engineers and attorneys to assist in the evaluation of several factors, including the extent of contamination at each identified site and the most appropriate remedy. We accrue for costs associated with environmental remediation obligations when such costs are probable and
Actual settlement of these liabilities could differ from our estimates due to a number of uncertainties, such as the extent of contamination at a particular site, the final remedy, the financial viability of other potentially responsible parties, and the final apportionment of responsibility among the potentially responsible parties.

Actual amounts could differ from the estimated liability as a result of changes in estimated

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

reasonably estimable. The majority of our environmental liabilities are liabilities that we assumed in connection with an acquisition. Any increases in the assumed accruals for environmental liabilities from the amounts recorded by the predecessor are charged to operating expense. If the liabilities arise through the normal course of business, the accruals are also charged to operating expense.	future litigation costs to pursue the matter to ultimate resolution including both legal and remedial costs.

An unanticipated environmental liability that arises could result in a material charge to operating expense.

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

Summary
We have determined that the recorded liability for environmental matters as of December 31, 2003 and 2002 of approximately $337.4 million and $365.1 million, respectively, represents the most probable outcome of these contingent matters. Cash paid for environmental matters during 2003 and 2002 was $24.9 million and $27.8 million, respectively.

We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding capping, closure and post-closure could result in approximately $20 million of additional liability. Due to the nature of these matters, the cash flow impact would not be immediate and would most likely be over a period greater than five years.

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

Self-insurance liabilities and related costs	We maintain high deductibles for commercial general liability, automobile liability, and workers’ compensation insurance and are fully self-insured for employee group health claims. Deductible levels are between $1 million and $3 million. The retained or non-insured portion of the liability for unpaid claims and associated expenses, including incurred but not reported losses, is reflected in our balance sheet as an accrued liability. The liability for unpaid claims and associated expenses for commercial general liability, automobile liability and workers’ compensation is actuarially determined by a third-party actuary. We use a third-party administrator to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The expense is charged to operating costs. The actuarially determined liability is calculated for the most part by our past claims experience factor, which considers both the frequency and settlement amount of claims.	Incident rates, including frequency and severity, could increase or decrease during a year causing our current and future actuarially determined obligations to increase or decrease.

The costs to discharge our obligations, including legal costs and health care costs, could increase or decrease causing current and/or prior estimates of our self-insurance liability to change.

As of December 31, 2003 and 2002, we had approximately $193.5 million and $146.2 million of self-insurance liabilities on our balance sheet. Cash paid for self-insurance claims during 2003 and 2002 was $210.0 million and $191.4 million, respectively.

Loss Contingencies	We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. We determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable and can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess potential liability. Management’s assessment is developed in consultation with the Company’s outside counsel and other advisors and is based on an analysis of possible outcomes under various strategies.	Actual costs can vary from estimates for a variety of reasons. For example, the costs from settlement of claims and litigation can vary from estimates based on differing interpretations of laws, opinions on culpability and assessments on the amount of damages.

	Generally, we record losses related to contingencies in cost of operations or selling, general and administrative expenses, depending on the nature of the underlying transaction leading to the loss contingency.	Loss contingency assumptions involve judgments that are inherently subjective and generally involve business matters that are by nature unpredictable. If a loss contingency results in an adverse judgment or is settled for significant amounts, it could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such judgment or settlement occurs.

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

Allowance for doubtful accounts receivable	We provide services to approximately 10 million customers throughout the United States. We perform credit evaluations of our significant customers and establish an allowance for doubtful accounts based on the aging of our receivables, payment performance factors, historical trends and other information. In general, we reserve 50% of receivables outstanding 90 to 120 days and 100% of those outstanding over 120 days. We also review specific outstanding accounts and reserve the receivable if information becomes available indicating we will not receive payment. Our reserve is evaluated and revised on a monthly basis.	Adverse changes in the financial health of our customers could change the timing or levels of collections and require adjustments to our allowance for doubtful accounts.

Asset Impairment	Valuation Methodology
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

Recognition Criteria
If such circumstances arise, we recognize an impairment for the difference between the carrying amount and fair value of the asset, if the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We use the present value of the expected cash flows from that asset to determine fair value.	If we have changes in events or circumstances, including reductions in anticipated cash flows generated by our operations or determinations to divest of certain assets, certain assets could be impaired which would result in a non-cash charge to earnings.

Our most significant asset impairment exposure, other than goodwill (see discussion below) is our investment in landfills. A reduction in our estimated disposal capacity as a result of unanticipated events could trigger an impairment charge.

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

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

approximately 6.7%. In addition, consideration is also given to an earnings multiple approach, enterprise value and overall company market capitalization to evaluate the reasonableness of our discounted cash flows.

Evaluation Criteria
	Annually, we test realizability of goodwill. In addition, we test goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in legal factors, liquidity or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of an operating segment or a significant portion of a geographic operating segment.	example, a reduction in long-term growth assumptions could reduce the estimated fair value to below carrying value, which would trigger an impairment charge. Similarly, an increase in our weighted average cost of capital could trigger an impairment charge.

Recognition Criteria We recognize an impairment if the net book value exceeds the fair value as determined using discounted future cash flows on a geographic operating segment basis
In the past, we have incurred non-cash losses on sales of assets driven primarily by the goodwill allocated to the assets divested. If similar divestiture decisions are made in the future, we could incur additional non-cash losses on asset sales. A divestiture of any individual asset below the geographic operating segment level could result in a loss.

At the time of a divestiture of an individual business unit within a geographic operating segment, goodwill is allocated to that business unit and a gain or loss on disposal is derived. Subsequently, the remaining goodwill in the geographic operating segment from which the assets were divested is re-evaluated for impairment, which could also result in an additional loss.

Summary
At December 31, 2003 and 2002, we had $8.3 billion and $8.5 billion, respectively, of goodwill recorded. Upon adoption of SFAS 142 at January 1, 2002, we had no impairment of goodwill. In addition, at December 31, 2003 and 2002, there was no impairment of goodwill upon completion of our annual evaluation of goodwill recoverability.

Tax Accruals	We account for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax basis of assets, other than non-deductible goodwill, and liabilities. The differences are measured	The balance sheet classification and amount of the tax accounts established relating to acquisitions are based on certain assumptions that could possibly change based on the ultimate outcome

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

Defined Benefit Pension Plans	using the income tax rate in effect during the year in which the differences are expected to reverse. We utilize outside experts and legal counsel to assist in the development or review of significant tax positions used in establishing our liability.

We provide a valuation allowance for deferred tax assets (including net operating loss and capital loss carryforwards) when it is more likely than not that we will not be able to realize the future deduction giving rise to the deferred tax asset.

We record liabilities for actual or expected probable tax adjustments proposed by tax authorities at the federal and state level.

The acquisition of BFI in 1999, which was accounted for as a business purchase combination, resulted in approximately $6.8 billion of goodwill, $6.5 billion of which the amortization is non-deductible. At December 31, 2003, approximately $6.0 billion of non-deductible goodwill remains on our balance sheet.

Income tax expense is recorded on an interim basis based on the expected annual effective tax rate. The annual effective tax rate is determined using estimated full year earnings, non-deductible items and tax credits that are anticipated to be utilized.

Summary
As of December 31, 2003, net operating loss and minimum tax credit carryforwards with an after tax benefit totaling $349 million remain unused that will expire if not used by the end of various future years. Valuation allowances have been established for the possibility that some of these carryforwards may not be used.

Recognition Criteria
Our defined benefit retirement plan was assumed in connection with the acquisition of BFI. The benefits of approximately 97% of the plan participants were frozen upon acquisition.

The benefit obligation and associated income or expense is actuarially determined by an independent third party based on actuarial assumptions we believe are reasonable. We use a third party to administer the plan and maintain certain data that is provided to the	of certain tax matters. As these tax accounts were established in purchase accounting, any future changes relating to these amounts will result in balance sheet reclassifications, which may include an adjustment to goodwill. Changes in estimated realizability of deferred tax assets could result in additional income tax expense.

We are currently under examination by various state and federal taxing authorities for certain tax years. The Internal Revenue Code and Income Tax Regulations are a complex set of rules that we are required to interpret and apply to our transactions. Positions taken in tax years under examination are subject to challenge. Accordingly, we may have exposure for additional tax liabilities arising from these audits if any positions taken are disallowed by the taxing authorities. (See Note 14 of our consolidated financial statements included herein.)

Actual income tax rates can vary from period to period as a result of differences between estimated and actual earnings, non-deductible items and tax credit utilization. An increase or decrease in the tax rate could have a material impact on our results of operations.

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

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

Our funding policy is to make annual contributions to the pension plan as determined to be required by the plan’s actuary and to meet the minimum requirements of ERISA. No contributions were required during the last three years. No contributions are anticipated for 2004.

The plan’s policy is to invest the plan’s assets as determined by our Benefits Committee. At December 31, 2003, of the total plan assets of $317.4 million, approximately 39% was invested in fixed income bond funds and approximately 61% in equity funds.

Assumptions
	The assumptions used in the actuarial determined funded status are as follows: (weighted average assumptions as of our measurement date, September 30):	Changes in our investment mix and performance of the equity and bond markets and of fund managers could impact the amount of pension income or expense recorded, the funded status of the plan and the need for future cash contributions.

	2003	2002

Discount rate	6.25%	6.75%
Expected return on plan assets	9.00%	9.50%
Average rate of compensation increase	4.00%	4.00%

Our discount rate represents the yield on high quality (AAA) bonds at which our obligation could be settled. Our discount rate is based on a review of the current rate of long-term bonds which have durations that are equivalent to our obligations under the plan.	Our discount rate is sensitive to changes in market based interest rates. A decrease in the discount rate will increase the liability and decrease the funded status of the plan.

The expected return on our plan assets represents a long-term view of returns based on our current asset mix. In developing our expected rate of return assumption, we evaluated an analysis of long-term expected and historical actual returns on the plan assets from our investment managers which gave consideration to our asset mix and anticipated length of obligation of our plan.	If actual return on plan assets varies from the expected returns, the fair value of the plan assets will differ from our projections.

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

	The average rate of compensation increase applies only to the portion of the plan that is not frozen. Less than 3% of the plan participants continue to earn benefits. This rate reflects our expectations of average pay increases over the period benefits are earned.	Changes in our key assumptions could cause changes in our assets, liabilities and income or expense recorded. For example, a decrease in the discount rate would result in a greater benefits obligation and more pension expense in future periods. A lower expected return on assets would also increase the amount of pension expense recorded.
We annually review our actual asset allocation, discount rate, expected rate of return and other actuarial assumptions and adjust them as deemed necessary.

New Accounting Standards

For a description of the new accounting standards that affect us, see Note 1 to our consolidated financial statements included herein.

Disclosure Regarding Forward Looking Statements

This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Forward Looking Statements). All statements, other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Generally, these Forward Looking Statements include, among others, statements regarding:

•	our business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, including our market-specific acquisitions and divestitures;

•	our ability to obtain financing, refinance existing debt, reduce interest cost, accelerate our de-leveraging process, and to extend our larger debt materials in 2008 and 2009;

•	the adequacy of our operating cash flow and revolving credit facility to make payments on our indebtedness and fund other liquidity needs;

•	our expectation of the amounts we will spend on capital expenditures, closure, post-closure and remediation expenditures related to landfill operations in 2004;

•	our ability to generate cash flows from operations after funding capital expenditures at similar level as what we generated over the last three years;

•	our ability at the end of 2004 to have 77% of our debt at fixed interest rates;

•	our ability to increase revenue growth and internal growth by increasing volumes collected and disposed and by increasing the rates for the services we provide;

•	our ability to pay cash dividends in the future;

•	our expectation that we may become an investment grade company in the future;

•	our ability to achieve credit ratios that would allow us to receive benefits of a crossover investment grade company and/or investment grade-like cost of capital;

•	our estimates of future expenses, including amortization expense;

•	our ability to achieve cost reductions in the future;

•	our estimates of future annual interest cost reductions;

•	our ability to perform our obligations under financial assurance contracts and our expectation that financial assurance contracts will not materially increase;

•	underlying assumptions including internal growth as well as general economic and financial market conditions;

•	our expectation that our casualty, property or environmental claims or other contingencies will not have a material effect on our operations;

•	our estimate of federal and state income taxes and penalties required to be paid if we do not prevail in our appeal of the IRS’ disallowance of capital losses related to BFI; and

•	our belief that the costs of settlements or judgments arising from litigation and the effects of settlements or judgments on our consolidated liquidity, financial position or results of operation will not be material.

All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our operations. Important factors that could cause actual results to differ materially from our expectations are discussed below. These risks and uncertainties include, without limitation:

Our significant leverage may make it difficult for us to service our debt and operate our business. We have had and will likely continue to have a substantial amount of outstanding indebtedness with significant debt service requirements. At December 31, 2003, our consolidated debt was approximately $8.2 billion and our debt to total capitalization was 76.6%. The degree to which we are leveraged could have important consequences. For example, it could:

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

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. As of December 31, 2003, our debt agreements permit us to incur substantial additional indebtedness under various financial ratio tests. As of December 31, 2003, we had no cash draws outstanding under our $1.5 billion revolving credit facility. As of such date, we had $636.6 million in letters of credit drawn on the revolving credit facility that support financial assurance purposes, leaving $863.4 million of availability.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. Our ability to make payments on our indebtedness will depend on our ability to generate cash flow in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our 2003 Credit Facility will be adequate to meet our liquidity needs for the foreseeable future.

We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our 2003 Credit Facility in an amount sufficient to enable us to pay our indebtedness or to fund other liquidity needs.

We may be unable to refinance our indebtedness. We may need to refinance all or a portion of our indebtedness before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our 2003 Credit Facility, on commercially reasonable terms or at all. We may also need to refinance our senior notes, our senior subordinated notes and/or other indebtedness to pay the principal amounts due at maturity. There can be no assurance that we will be able to obtain sufficient funds to enable us to repay or refinance our debt obligations on commercially reasonable terms or at all.

Covenants in our credit facility, our indentures and the instruments governing our other indebtedness may limit our ability to operate our business. Our 2003 Credit Facility, and certain of the agreements governing our other indebtedness contain covenants that restrict our ability to make distributions or other payments to our investors and creditors unless we satisfy certain financial tests or other criteria. We must also comply with certain specified financial ratios and tests. In some cases, our subsidiaries are subject to similar restrictions which may restrict their ability to make distributions to us. Our credit facility and these other agreements contain additional affirmative and negative covenants, including limitation on our ability to incur additional indebtedness and to make acquisitions and capital expenditures. All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.

If we do not comply with these covenants and restrictions, we could be in default under our credit facility and other debt agreements and the debt, together with accrued interest, could then be declared immediately due and payable. If we default under our 2003 Credit Facility, the lenders could cause all of our outstanding debt obligations under such credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness under such credit facility or prevent us from making debt service payments on any other indebtedness we owe. If we are unable to repay any borrowings when due, the lenders under our 2003 Credit Facility could proceed against their collateral, which includes most of the assets we own, including the stock and assets of our subsidiaries. In addition, any default under our 2003 Credit Facility or agreements governing our other indebtedness could lead to an acceleration of debt under our other debt instruments that contain cross acceleration or cross-default provisions. Our ability to comply with these provisions of our credit facility and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control.

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

We encounter competition due to the use of alternatives to landfill disposal, such as recycling and incineration, because of state requirements to reduce landfill disposal and we cannot ensure that our landfills will continue to operate at currently estimated volumes. Further, most of the states or municipalities in which we operate landfills require counties and municipalities to formulate comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting and recycling or other programs. Some state and local governments mandate waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard wastes, at landfills. These actions may reduce the volume of waste going to landfills in certain areas. If this occurs, there can be no assurances that we will be able to operate our landfills at their current estimated volumes or charge current prices for landfill disposal services due to the decrease in demand for services.

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

We may be unable to obtain required permits or to expand existing permitted capacity. There can be no assurance that we will successfully obtain the permits we require to operate our business because permits to operate non-hazardous solid waste landfills and to expand the permitted capacity of existing landfills have become increasingly difficult and expensive to obtain. Permits often take years to obtain as a result of numerous hearings and compliance with zoning, environmental and other regulatory measures. These permits are also often subject to resistance from citizen or other groups and other political pressures. Our failure to obtain the required permits to operate non-hazardous solid waste landfills could have a material negative effect on our future results of operations.

The solid waste industry is a capital-intensive industry that may consume cash from our operations and borrowings. Our ability to remain competitive, grow and expand operations largely depends on our cash flow from operations and access to capital. We spent approximately $567 million in combination for our capital expenditures and landfill capping, closure, and post and remediation expenditures during 2003, and we expect to spend approximately $680 million for these purposes in 2004. If we undertake more acquisitions or further expand our operations, the amount we expend on capital, capping, closure, and post-closure and remediation expenditures will increase. Acquisitions may increase our capital requirements because acquisitions may require sizable amounts of capital and competition with other solid waste companies that have a similar acquisition strategy may increase costs. Increases in expenditures may result in low levels of working capital or require us to finance working capital deficits. We intend to continue to fund our cash needs through cash flow from operations and borrowings under our 2003 Credit Facility, if necessary. However, we may require additional equity and/or debt financing for debt repayment obligations, to fund our operations and/or to growth our business.

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

We may not be able to obtain necessary financial assurances. We are required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. In addition, we are required to provide financial assurances for our self insurance program. We satisfy the financial assurances requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. As of December 31, 2003, we have not experienced difficulty in obtaining the financial assurances that we need and we do not have any indications that we will not have continued availability of these types of instruments. However, we cannot make any assurances that the level of financial assurance that we are required to provide will be available in the future.

Changes in interest rates may effect our results of operations. At December 31, 2003, approximately 96% of our debt was fixed, 76% directly and 20% through interest rate swap agreements. The amount of this swap contract portfolio was $2.0 billion. For certain interest rate swap agreements, we record non-cash mark to market gains and losses based on changes in future yield curves to the statement of operations. Changes in the yield curves could result in additional non-cash losses being recorded in the statement of operations.

U.S. economic conditions may have an adverse impact on our operating performance and results of operations. Our business is affected by general economic conditions. Weakness in the U.S. economy has had a negative effect on our operating results, including decreases in revenues and operating cash flows. Additionally, as is expected in a down-cycle economic environment, we have experienced the negative effects of increased competitive pricing pressure and customer turnover. If economic conditions continue to deteriorate or fail to recover, we will continue to experience pressure on the pricing that we are able to achieve for our services. In addition, worsening economic conditions may lead to further negative effects of customer turnover. There can be no assurance that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results. Additionally, there can be no assurance that an improvement in economic conditions will result in an immediate, if at all, positive improvement in our operating results.

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

We are subject to examination by various federal and state taxing authorities. We are currently under examination by various federal and state taxing authorities for certain tax years. Any material disagreement with a taxing authorities could result in large cash expenditures and adversely affect our operating results and financial condition. A federal income tax audit for the calendar years 1998 through 2002 is ongoing. A federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999, is completed with the exception of the following matter. During 2002, the IRS proposed the disallowance of a capital loss included in BFI’s July 30, 1999 tax return. If such disallowance is upheld, we estimate it could have a potential total cash impact of up to $310 million plus accrued interest through December 31, 2003 of approximately $46 million ($28 million net of tax benefit). We also received a notification from the IRS proposing a penalty of 40% of the additional income tax resulting from the disallowance.

We believe that the resolution of this matter may entail efforts over several years. An unfavorable result of this matter could require future potential cash expenditures that could have a material negative effect on our financial condition.

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

We may be subject to work stoppages, which could increase our operating costs and disrupt our operations. As of December 31, 2003, approximately 25% of our workforce was represented by various local labor unions. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations and an increase in our operating costs, which could have a material adverse effect on us. In addition, if a greater percentage of our work force becomes unionized, our business and financial results could be materially adversely affected.

We are required to make accounting estimates and judgments in the ordinary course of business. The accounting estimates and judgments we must make in the ordinary course of business affect the reported amounts of our assets and liabilities at the date of the financial statements and the reported amounts of our operating results during the periods presented as described under “Critical Accounting Judgments and Estimates” above. Additionally, we are required to interpret the accounting rules in existence as of the date of the financial statements when the accounting rules are not specific to a particular event or transaction. If the underlying estimates are ultimately proved to be incorrect, or if auditors or regulators subsequently interpret our application of accounting rules differently, subsequent adjustments could have a material adverse effect on our operating results for the period or periods in which the change is identified. Additionally, subsequent adjustments could require us to restate our financial statements. Restating our financial statements could result in a material change in our stock price.

The adoption of new accounting standards or interpretations could adversely impact our results of operations.  Our implementation of new accounting rules and interpretations or compliance with changes in the existing accounting rules could adversely affect our balance sheet or results of operations, or cause unanticipated fluctuations in our results of operations in future periods.

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

We have effectively converted a significant portion of our long-term debt, which required payment at variable rates of interest, to fixed rate obligations through interest rate swap transactions. During 2003, these transactions required us to pay fixed rates of interest on notional amounts of principal to counter-parties. The counter-parties, in turn, paid to us variable rates of interest on the same notional amounts of principal. In addition, during 2003 we entered into interest rate swap contracts that convert fixed rate debt to variable interest rates to effectively manage the percentage of our debt portfolio that is fixed rate terms. Under these transactions, we are required to pay variable rates on notional amounts of principal to counter-parties. The counter-parties, in turn, paid to us the fixed rates of interest on the same notional amount of principal.

Increases or decreases in short-term market rates did not materially impact earnings and cash flow in 2003 as a significant portion of variable rate debt had been swapped for fixed rates. The following interest rate table summarizes all interest rate swaps that were in effect and their fair value as of December 31, 2003:

					Fair Market
Notional					Value
Principal		Interest	Underlying	Interest	Asset/(Liability)
(in millions)	Maturity	Paid	Obligations	Received	(in millions)

$350.0	November 2008 - November 2009	3.88%	Senior Notes	6.50%	$0.9

			Credit Agreement
$1,650.0	March 2004 – March 2005	6.08%	Term Loan Facility	Libor	($47.4)

At December 31, 2003, with 96% of our debt fixed either directly or through interest rate swap agreements, we have $378 million of floating rate debt. If interest rates increased by 100 basis points, annualized interest expense would increase by $3.8 million ($2.3 million after tax). This analysis does not reflect the effect that declining interest rates would have on other items, such as new borrowings nor the favorable impact they would have on interest expense and cash payments for interest. Accordingly, any changes in interest rates would have a minimal impact on our net income. See Notes 5 and 6 to our Consolidated Financial Statements in this Form 10-K for additional information regarding how we manage interest rate risk.

Item 8. Financial Statements and Supplementary Data

               Report of Independent Auditors.

               Consolidated Balance Sheets as of December 31, 2003 and 2002.

               Consolidated Statements of Operations for each of the Three Years in the Period Ended December 31, 2003.

               Consolidated Statements of Stockholders’ Equity for the Three Years Ended December 31, 2003.

               Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2003.

               Notes to Consolidated Financial Statements.

Report of Independent Auditors

To the Board of Directors and Shareholders of
Allied Waste Industries, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allied Waste Industries, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule included in Item 15 of Part IV of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for obligations associated with the retirement of long-lived tangible assets and the associated asset retirement costs as of January 1, 2003; as discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as of January 1, 2002; and as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities as of January 1, 2001.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
February 4, 2004

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,

	2003	2002

ASSETS
Current Assets —
Cash and cash equivalents	$444.7	$179.4
Accounts receivable, net of allowance of $22.4 and $22.3	651.3	652.1
Prepaid and other current assets	108.8	136.2
Deferred income taxes, net	80.8	104.4

Total current assets	1,285.6	1,072.1
Property and equipment, net	4,018.9	4,005.7
Goodwill	8,313.0	8,530.4
Other assets, net	243.4	320.7

Total assets	$13,860.9	$13,928.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$249.6	$163.5
Accounts payable	477.5	414.0
Current portion of accrued capping, closure, post-closure and environmental costs	95.2	95.3
Accrued interest	174.1	182.0
Other accrued liabilities	352.6	379.3
Unearned revenue	218.8	215.7

Total current liabilities	1,567.8	1,449.8
Long-term debt, less current portion	7,984.5	8,718.7
Deferred income taxes	128.5	51.4
Accrued capping, closure, post-closure and environmental costs, less current portion	790.1	864.0
Other long-term obligations	872.3	909.0
Commitments and contingencies
Series A senior convertible preferred stock, 1.0 million shares authorized, issued and outstanding, liquidation preference of $1,247 per share	—	1,246.9
Stockholders’ Equity —
Series C senior mandatory convertible preferred stock, $0.10 par value, 6.9 million shares authorized, issued and outstanding, liquidation preference of $50.00 per share	333.1	—
Common stock; $0.01 par value; 525 million authorized shares; 320.1 million and 196.2 million shares issued and outstanding	3.2	2.0
Additional paid-in capital	2,318.5	989.6
Accumulated other comprehensive loss	(94.5)	(131.2)
Retained deficit	(42.6)	(171.3)

Total stockholders’ equity	2,517.7	689.1

Total liabilities and stockholders’ equity	$13,860.9	$13,928.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,

	2003	2002	2001

Revenues	$5,247.7	$5,190.8	$5,231.4
Cost of operations	3,190.1	3,039.1	2,964.2
Selling, general and administrative expenses	476.9	462.7	434.7
Depreciation and amortization	546.0	478.5	448.8
Goodwill amortization	—	—	226.7
Non-cash (gain) loss on divestiture of assets	—	(9.3)	107.0

Operating income	1,034.7	1,219.8	1,050.0
Equity in earnings of unconsolidated affiliates	—	—	(14.1)
Interest expense and other	832.9	854.0	866.1

Income before income taxes	201.8	365.8	198.0
Income tax expense	88.7	165.6	162.4
Minority interest	1.9	1.9	3.7

Income from continuing operations	111.2	198.3	31.9
Income (loss) from discontinued operations, net of tax	(11.5)	16.8	26.6
Cumulative effect of change in accounting principle, net of tax	29.0	—	—

Net income	128.7	215.1	58.5
Dividends on preferred stock	(95.6)	(77.9)	(73.0)
Non-cash conversion of Series A Preferred Stock	(496.6)	—	—

Net income (loss) available to common shareholders	$(463.5)	$137.2	$(14.5)

Basic EPS:
Continuing operations	$(2.36)	$0.63	$(0.21)
Discontinued operations	(0.05)	0.09	0.14
Cumulative effect of change in accounting principle	0.14	—	—

Net income (loss) available to common shareholders	$(2.27)	$0.72	$(0.07)

Weighted average common shares	203.8	190.2	189.6

Diluted EPS:
Continuing operations	$(2.36)	$0.62	$(0.21)
Discontinued operations	(0.05)	0.09	0.14
Cumulative effect of change in accounting principle	0.14	—	—

Net income (loss) available to common shareholders	$(2.27)	$0.71	$(0.07)

Weighted average common and common equivalent shares	203.8	193.5	189.6

Pro forma amounts, assuming the change in accounting principle is applied retroactively and excluding the cumulative effect of change in accounting principle in the year of adoption:
Net income (loss) available to common shareholders	$(492.5)	$125.2	$(26.3)

Basic net income (loss) per share	$(2.42)	$0.66	$(0.14)

Diluted net income (loss) per share	$(2.42)	$0.65	$(0.14)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

							Comprehensive
							Income (Loss)
	Series C		Additional	Accumulated		Total	for the Twelve
	Preferred	Common	Paid-In	Comprehensive	Retained	Stockholder’s	Months Ended
	Stock	Stock	Capital	Loss	Deficit	Equity	December 31,

Balance as of December 31, 2000	$—	$2.0	$1,114.5	$—	$(444.9)	$671.6	$124.4

Common stock issued, net	—	—	5.5	—	—	5.5
Stock options, net	—	—	8.3	—	—	8.3
Dividends declared on Series A senior convertible preferred stock	—	—	(73.0)	—	—	(73.0)
Net income	—	—	—	—	58.5	58.5	$58.5
Other comprehensive loss, net of tax:
Cumulative effect of change in accounting principle	—	—	—	(45.2)	—	(45.2)	(45.2)
Net loss deferred on hedging derivatives	—	—	—	(89.2)	—	(89.2)	(89.2)
Net loss on hedging derivatives reclassified to earnings	—	—	—	49.3	—	49.3	49.3

Balance as of December 31, 2001	$—	$2.0	$1,055.3	$(85.1)	$(386.4)	$585.8	$(26.6)

Common stock issued, net	—	—	6.6	—	—	6.6
Stock options, net	—	—	5.6	—	—	5.6
Dividends declared on Series A senior convertible preferred stock	—	—	(77.9)	—	—	(77.9)
Net income	—	—	—	—	215.1	215.1	$215.1
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	—	—	—	7.4	—	7.4	7.4
Net loss on hedging derivatives reclassified to earnings	—	—	—	21.3	—	21.3	21.3
Minimum pension liability adjustment	—	—	—	(74.8)	—	(74.8)	(74.8)

Balance as of December 31, 2002	$—	$2.0	$989.6	$(131.2)	$(171.3)	$689.1	$169.0

The accompanying Notes to Consolidated Financial Statement are an integral part of these statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

							Comprehensive
							Income (Loss) for
	Series C		Additional	Accumulated		Total	the Twelve
	Preferred	Common	Paid-In	Comprehensive	Retained	Stockholder’s	Months Ended
	Stock	Stock	Capital	Loss	Deficit	Equity	December 31,

Common stock issued, net	—	1.2	1,415.8	—	—	1,417.0
Stock options, net	—	—	8.7	—	—	8.7
Dividends declared on Series A senior convertible preferred stock	—	—	(80.0)	—	—	(80.0)
Issuance of Series C mandatory convertible preferred stock	333.1	—	—	—	—	333.1
Dividends paid on Series C mandatory convertible preferred stock	—	—	(15.6)	—	—	(15.6)
Net income	—	—	—	—	128.7	128.7	$128.7
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	—	—	—	18.8	—	18.8	18.8
Net loss on hedging derivatives reclassified to earnings	—	—	—	13.9	—	13.9	13.9
Minimum pension liability adjustment	—	—	—	4.0	—	4.0	4.0

Balance as of December 31, 2003	$333.1	$3.2	$2,318.5	$(94.5)	$(42.6)	$2,517.7	$165.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,

	2003	2002	2001

Operating activities —
Net income	$128.7	$215.1	$58.5
Discontinued operations, net of tax	11.5	(16.8)	(26.6)
Adjustments to reconcile net income to cash provided by operating activities from continuing operations—
Provisions for:
Depreciation and amortization	546.0	478.5	675.5
Non-cash (gain) loss on divestiture of assets	—	(9.3)	107.0
Undistributed earnings of equity investment in unconsolidated affiliates	—	—	(14.1)
Doubtful accounts	23.6	17.0	22.5
Accretion of debt and amortization of debt issuance costs	31.8	43.2	42.7
Deferred income tax	70.6	147.1	141.1
Gain on sale of fixed assets	—	(5.8)	(13.5)
Non-cash reduction in acquisition accruals	(11.2)	(10.7)	—
Non-cash gain on non-hedge accounting interest rate swap contracts	(48.1)	(2.4)	—
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	23.1	35.4	—
Write-off of deferred debt issuance costs	61.0	13.8	23.4
Cumulative effect of change in accounting principle, net of tax	(29.0)	—	—
Change in operating assets and liabilities, excluding the effects of purchase acquisitions—
Accounts receivable, prepaid expenses, and other assets	(24.3)	45.1	(8.8)
Accounts payable, accrued liabilities, unearned revenue, stock option tax benefits and other	31.0	60.6	(131.5)
Capping, closure and post-closure provision and accretion	44.3	70.5	67.0
Capping, closure, post-closure and environmental expenditures	(75.1)	(104.7)	(95.6)

Cash provided by operating activities from continuing operations	783.9	976.6	847.6

Investing activities —
Cost of acquisitions, net of cash acquired	(63.4)	(51.4)	(249.5)
Proceeds from divestitures, net of cash divested	313.4	82.6	359.9
Accruals for acquisition price and severance costs	—	—	(1.7)
Proceeds from sale of fixed assets	17.5	28.6	29.3
Capital expenditures, excluding acquisitions	(491.8)	(536.3)	(497.9)
Capitalized interest	(15.7)	(20.6)	(45.7)
Change in deferred acquisition costs, notes receivable and other	(8.4)	(22.4)	(26.7)

Cash used for investing activities from continuing operations	(248.4)	(519.5)	(432.3)

Financing activities —
Net proceeds from sale of Series C Preferred Stock	333.1	—	—
Proceeds from long-term debt, net of issuance costs	3,037.1	1,044.3	2,755.8
Repayments of long-term debt	(3,754.6)	(1,447.5)	(3,196.6)
Payments of Series C Preferred Stock dividends	(10.2)	—	—
Change in disbursement account	10.5	(87.1)	—
Net proceeds from sale of common stock, exercise of stock options and other	98.4	2.8	6.4

Cash used for financing activities from continuing operations	(285.7)	(487.5)	(434.4)

Cash provided by discontinued operations	15.5	52.2	57.5

Increase in cash and cash equivalents	265.3	21.8	38.4
Cash and cash equivalents, beginning of year	179.4	157.6	119.2

Cash and cash equivalents, end of year	$444.7	$179.4	$157.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Allied Waste Industries, Inc., (Allied, we or the Company), a Delaware corporation, is the second largest, non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous waste collection, transfer, recycling and disposal services in 37 states geographically identified as the Central, Eastern, Southern and Western areas of the United States.

Principles of consolidation and presentation —

The consolidated financial statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.

Discontinued operations —

During 2003, we determined that certain operations that were divested or held for sale as part of our divestiture plan that was launched in early 2003 were discontinued operations. As of December 31, 2003, we have sold operations in South Carolina, Georgia, Colorado, New Jersey, Virginia and Florida and have received net proceeds of $250.0 million which was used to repay debt. In addition, at December 31, 2003, we held for sale certain operations in Florida for which we expect net proceeds of $42.2 million to be used to repay debt. Prior period results of these operations have been reclassified to discontinued operations.

The accompanying consolidated financial statements and notes reflect the results of operations, financial position and cash flows of these operations as discontinued operations. Following is a summary of the assets held for sale and discontinued operations on the consolidated balance sheet (in millions):

	December 31,

	2003	2002

Accounts receivable, net	$4.1	$35.5
Other current assets	2.4	4.2
Property and equipment, net	9.2	75.7
Other long-term assets	28.6	11.8

Total assets	$44.3	$127.2

Current liabilities	$3.8	$36.8
Other long-term liabilities	—	0.6

Total liabilities	$3.8	$37.4

Amounts related to assets held for sale on the balance sheet are included in other current assets, other long-term assets, other accrued liabilities and other long-term obligations. Excluded from the balances at December 31, 2003 are amounts related to the operations that were sold prior to December 31, 2003.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Results of operations for the discontinued operations were as follows (in millions):

	For the Year Ended December 31,

	2003	2002	2001

Revenues	$252.7	$326.5	$333.9

Income before tax	$28.8	$28.0	$44.0
Loss on divestiture	(28.8)	—	—
Income tax expense	11.7	11.2	17.4
Cumulative effect of change in accounting principle, net of tax	0.2	—	—

Discontinued operations, net of tax	$(11.5)	$16.8	$26.6

The assets divested or held for sale, including goodwill, were adjusted to the lower of carrying value or fair value. Fair value was based on the actual or anticipated sales price. Included in the results for discontinued operations for the year ended December 31, 2003 is a loss of approximately $28.8 million ($29.0 million, net of tax) reflecting the adjustment to fair value for these operations. Included in the pre-tax loss was approximately $172.8 million of goodwill that was allocated to the divestitures, net of gains recorded for assets sold for which proceeds exceeded book value. A portion of the goodwill allocated to the operations sold was non-deductible for tax purposes. In addition, certain of the operations divested or held for sale were sold pursuant to a stock sale agreement. We had additional tax basis in the stock of these operations, which previously could not be recognized under SFAS No. 109, Accounting for Income Taxes. The divestitures and expected utilization of the resulting capital loss for tax purposes allowed us to record a tax benefit that partially offset the impact of the non-deductible goodwill.

In accordance with Emerging Issues Task Force (EITF) Issue No. 87-24, Allocation of Interest to Discontinued Operations, we allocate interest to discontinued operations based on a ratio of net assets to be sold or sold to the sum of consolidated net assets plus consolidated debt. We do not allocate interest on debt that is directly attributable to other operations outside of the discontinued operations. For the year ended December 31, 2003, 2002 and 2001, we allocated $4.9 million, $8.2 million and $9.5 million, respectively, of interest expense to discontinued operations.

Cash and cash equivalents —

We use a cash management system under which our book balance reflects a credit for our primary disbursement account. This amount represents uncleared checks which have not been presented to our bank. Our funds are transferred as checks are presented. At December 31, 2003 and 2002, the book credit balance of $70.5 million and $60.0 million, respectively, in our primary disbursement account was reported in accounts payable. We consider any liquid investments with an original maturity of three months or less to be cash equivalents. Amounts are stated at quoted market prices.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for doubtful accounts —

We provide services to approximately 10 million customers throughout the United States. We perform credit evaluations of our significant customers and establish an allowance for doubtful accounts based on the aging of our receivables, payment performance factors, historical trends and other information. In general, we reserve 50% of those receivables outstanding 90 to 120 days and 100% of those outstanding over 120 days. We also review outstanding balances on an account specific basis and fully reserve the receivable prior to 120 days if information becomes available indicating we will not receive payment. Our reserve is evaluated and revised on a monthly basis. The allowance as of December 31, 2003 and 2002 for our continuing operations was approximately $22.4 million and $22.3 million, respectively.

Other assets —

The following table shows the balances included in other assets as of December 31 (in millions):

	2003	2002

Deferred financing costs	$103.5	$137.4
Landfill closure deposits	28.1	27.3
Deferred contract costs	4.4	6.6
Assets held for sale and discontinued operations (see Note 1)	37.8	87.5
Other	69.6	61.9

Total	$243.4	$320.7

Upon funding of debt offerings, financing costs are capitalized and amortized using the effective interest method over the term of the related debt. Financing costs that are deferred represent transaction costs directly attributable to obtaining financings. In 2003 and 2002, we wrote off $61.0 million, and $13.8 million, respectively, in deferred financing costs in connection with the repayment of debt before its maturity date.

Deferred contract costs are certain direct and incremental costs related to long-term revenue producing contracts. Deferred contract costs are recognized as operating expense over the period of benefit and are periodically reviewed for realization.

Other accrued liabilities —

At December 31, 2003 and 2002, respectively, other accrued liabilities include the current portion of non-recurring acquisition accruals of approximately $18.1 million and $55.0 million, accrued payroll of $74.6 million and $64.6 million, accrued income taxes payable of approximately $18.1 million and $23.3 million, accrued insurance of approximately $84.4 million and $77.7 million, and other miscellaneous current liabilities.

Accrued capping, closure and post-closure costs —

Accrued capping, closure and post-closure costs represent an estimate of the present value of the future obligation incurred associated with capping, closure and post-closure monitoring of non-hazardous solid waste landfills we currently own and/or operate. Site specific capping, closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by us for which we are responsible for capping, closure and post-closure. The present value of estimated future costs are accrued on a per unit basis as landfill disposal capacity is consumed. For active landfills, the impact of changes determined to be changes in estimates, based on the annual update, are accounted for on a prospective basis. Changes in estimates for closed landfill sites and fully incurred capping projects are recognized when determined.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental costs —

We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value, as the timing of cash payments is not reliably determinable. Recoveries of environmental remediation costs from other parties are recorded when their receipt is deemed probable. Environmental liabilities and apportionment of responsibility among potentially responsible parties are accounted for in accordance with the guidance provided by the American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities.

Self-Insurance —

We maintain high deductibles for commercial general liability, automobile liability and workers’ compensation insurance and are fully self-insured for employee group health claims. Deductible levels are between $1 million and $3 million. The deductible portion of the general, automobile and workers’ compensation liability for unpaid claims and associated expenses, including claims incurred but not reported, is determined using actuarial valuations provided by an independent third party. We use a third party administrator to track and evaluate actual claims experience for consistency of data used in the annual actuarial valuation. We estimate our liability for incurred but not reported employee health claims based on our most recent experience with claims paid. Our self-insurance liabilities are recorded on an undiscounted basis.

The following tables show the activity and balances related to accrued self-insurance for the year ended December 31, (in millions):

	2003 (1)	2002 (1)

Balance at beginning of year	$146.2	$88.1
Expense incurred	257.3	249.5
Claims paid for current year program	(176.0)	(168.1)
Claims paid for prior years’ program	(34.0)	(23.3)

Balance at end of year	$193.5	$146.2

(1)	Amounts exclude premium related balances, expenses and payments.

Other long-term obligations —

At December 31, 2003 and 2002, respectively, other long-term obligations include the minority interest in consolidated subsidiaries of $8.3 million and $4.6 million, the non-current portion of non-recurring acquisition accruals of $136.0 million and $145.9 million, derivative liabilities for interest rate swap contracts of $46.5 million and $125.7 million (see Note 6), net pension liability of $15.1 million and $16.5 million (see Note 9), self-insurance obligation of $115.5 million and $73.1 million, accruals for contingencies of $462.5 million and $458.5 million and other obligations of $88.4 million and $84.7 million.

Contingent liabilities —

We determine whether to disclose and accrue for contingent liabilities based on an assessment of whether the risk of loss is remote, reasonably possible or probable and can be reasonably estimated in accordance with SFAS No. 5, Accounting for Contingencies. We provide for expenses associated with contingent liabilities when such amounts are probable and can be reasonably estimated. We are subject to various legal proceedings, claims and regulator matters, the outcomes of which are subject to significant uncertainty. We analyze our litigation and regulatory matters based on available information to assess the potential liability. Management’s assessment is developed in consultation with outside counsel and other advisors and is based on an analysis of possible outcomes under various strategies.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Change in accounting principle - derivatives

Effective January 1, 2001, we changed our method of accounting for derivative financial instruments in accordance with the adoption of SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities. See Note 6 on Derivative Instruments and Hedging Activities.

Non-recurring acquisition accruals —

At the time of an acquisition accounted for under the purchase method of accounting, we evaluate and adjust existing accruals to represent our estimate of the future costs to settle the assumed liabilities. Assumed liabilities are considered in the allocation of purchase price and goodwill valuation. Liabilities related to restructuring and abandonment activities, loss contracts or changes in estimates of environmental, litigation and regulatory compliance costs are charged to expense in the period in which the acquisition is completed. Any subsequent changes to these estimates are also charged to expense in the same line item as the original charge was recorded. At December 31, 2003 and 2002, we had approximately $154.1 million and $200.9 million, respectively, of non-recurring acquisition accruals remaining on our consolidated balance sheets, consisting primarily of loss contract, litigation, insurance liabilities and other commitments associated with the acquisition of Browning-Ferris Industries, Inc. (BFI). Expenditures against non-recurring acquisition accruals, including severance costs in 2003 and 2002 were $41.5 million and $88.7 million, respectively.

Non-cash (gain) loss on divestiture of assets —

In October 2002, we sold collection operations for net proceeds of approximately $77.5 million. In connection with our strategic business model and ongoing review of the operations, we determined that the sale of such assets would allow us to deploy proceeds from the sale to purchase more productive assets in other markets that improve our market density and internalization. We initially used the proceeds to repay debt and subsequently redeployed the proceeds to purchase other assets. The carrying value of the assets sold was approximately $68.2 million at the time of the sale. In connection with the sale we recorded a non-cash gain of approximately $9.3 million ($8.2 million loss, net of income tax expense). Approximately $45 million of the carrying value of the assets sold was goodwill of which approximately 76% was non-deductible for tax purposes. Revenues and net operating income of the sold operations represented approximately 1% of our consolidated revenue and net operating income for the period prior to the sale during 2002.

In February 2001, we sold assets of non-integrated operations with a carrying value of approximately $160 million in the Northeast region for approximately $53 million. In connection with this sale, we recorded a non-cash loss of approximately $107 million ($65 million, net of income tax benefit).

The assets were held for use and were not previously impaired based on the criteria and analysis under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If we have changes in events or circumstances including the determination to divest of more assets, we could incur other non-cash charges to earnings.

Interest expense and other —

Interest expense and other includes interest paid to third parties for our debt obligations (net of amounts capitalized), cash settlement on interest rate swap contracts, interest income, accretion of debt and amortization of debt issuance costs, costs incurred to early extinguish debt, non-cash gain or loss on non-hedge accounting interest rate swap contracts and the amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts.

Interest expense capitalized —

We capitalize interest in connection with the construction of our landfill assets. Actual acquisition permitting and construction costs incurred related to landfill assets under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a landfill asset is complete and available for use.

During the years ended December 31, 2003, 2002 and 2001, we incurred gross interest expense (including payments under interest rate swap contracts) of $742.0 million, $794.6 million and $856.7 million of which $15.7 million, $20.6 million and $45.7 million was capitalized.

Statements of cash flows —

The supplemental cash flow disclosures and non-cash transactions for the three years ended December 31 are as follows (in millions):

	2003	2002	2001

Supplemental Disclosures -
Interest paid (net of amounts capitalized)	$726.8	$780.5	$774.9	(1)
Income taxes paid, net of (refunds)	40.0	(7.4)	55.9
Non-Cash Transactions -
Debt incurred or assumed in acquisitions	$3.0	$—	$2.1
Liabilities incurred or assumed in acquisitions	13.9	6.0	176.6
Capital lease obligations incurred	7.2	6.7	—
Dividends on preferred stock	80.0	77.9	73.0
Conversion of Series A Preferred Stock	496.6	—	—

(1)	Cash interest includes the receipt of $27.2 million related to the unwind of a fair value interest rate swap.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of financial instruments —

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107). Our financial instruments as defined by SFAS 107 include cash, money market funds, accounts receivable, accounts payable and long-term debt. We have determined the estimated fair value amounts at December 31, 2003 using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying value of cash, money market funds, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments (see Notes 5 and 6 for fair value of debt and derivative instruments).

Business combinations —

All acquisitions in 2003, 2002, and 2001 were accounted for under the purchase method and are reflected in our results of operations since the effective date of the acquisition. Under the purchase method, we allocate the cost of the acquired business to the assets acquired and liabilities assumed based upon their estimated fair values. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. Purchase accounting adjustments, acquisition related costs and other possible charges that may arise from the acquisitions may materially impact our future consolidated balance sheets and statements of operations.

The following table summarizes acquisitions for the three years ended December 31, 2003:

	2003	2002	2001

Number of businesses acquired	17	13	53
Total consideration (in millions)	$60.5	$55.4	$264.4

The pro forma effect of these acquisitions were not material.

Stock-based compensation plans —

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and the related interpretations, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option-pricing model, the resulting pro forma net income (loss) available to common shareholders, and pro forma net income (loss) available to common shareholders per share is as follows (in millions, except per share data):

	For the Years Ended December 31,

	2003	2002	2001

Net income (loss) available to common shareholders, as reported	$(463.5)	$137.2	$(14.5)
Total stock-based employee compensation expense determined under fair value based method, net of tax	(9.5)	(13.6)	(16.1)

Net income (loss) available to common shareholders, pro forma	$(473.0)	$123.6	$(30.6)

Basic earnings (loss) per share: As reported	$(2.27)	$0.72	$(0.07)
Pro forma	(2.32)	0.65	(0.16)

Diluted earnings (loss) per share: As reported	$(2.27)	$0.71	$(0.07)
Pro forma	(2.32)	0.64	(0.16)

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

In accordance with the SFAS 123, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December 31,

	2003	2002	2001

Risk free interest rate	2.7%	2.6%	5.0%
Expected life	4 years	4 years	5 years
Dividend rate	0%	0%	0%
Expected volatility	62%	66%	60%

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently adopted accounting pronouncements —

The Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143) in June 2001, which outlines standards for accounting for obligations associated with the retirement of long-lived tangible assets. The standard was effective January 1, 2003 and impacts the accounting for landfill retirement obligations, which we have historically referred to as closure and post-closure. The adoption of the standard had no impact on our cash requirements. See Note 8 for additional discussion.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44 and 64, amendment of FASB Statement 13, and Technical Corrections (SFAS 145), which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary, therefore, certain debt extinguishment gains and losses will no longer be classified as extraordinary. We adopted SFAS 145 effective January 1, 2003. As a result of the adoption of SFAS 145, gains and losses on future debt extinguishments, if any, will generally be recorded in interest expense and other. Extraordinary losses of $10.1 million and $17.0 million as previously reported, net of tax for the years ended December 31, 2002 and 2001, respectively, were reclassified on a pre-tax basis to interest expense and other to conform to the requirements under SFAS 145. During 2003, we recorded approximately $108.1 million, pretax to interest expense and other for the write-off of deferred debt issuance cost and premiums paid in connection with the completion of our financing plan and the open market repurchases of senior subordinated notes. These amounts would have been recorded as extraordinary loss prior to the adoption of SFAS 145.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which prescribes the financial accounting and reporting for costs associated with exit or disposal activities such as: contract terminations, consolidation of facilities and termination benefits to involuntarily terminated employees. SFAS 146 excludes from its scope exit and disposal activities that are in connection with a business combination and those activities to which SFAS 143 and 144, are applicable. Under SFAS 146, certain costs associated with exit and disposal activities are to be recognized as liabilities at the time they meet the definition of a liability (as defined in FASB Concepts Statement 6) as opposed to at the time to which a plan is committed. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. We adopted SFAS 146 on January 1, 2003. At the time of adoption, SFAS 146 had no impact on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 expands on the accounting guidance of Statements 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation 34, which is being superceded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. We adopted the disclosure requirements of FIN 45 as of December 31, 2002. Effective January 1, 2003, we adopted the recognition requirements of FIN 45 for any guarantees entered in or modified subsequent to January 1, 2003. At the time of adoption, FIN 45 had no impact on our consolidated financial statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries. In October 2003, the FASB issued FASB Staff Position (FSP) 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (VIE) which delays the effective date of FIN 46 to December 15, 2003 for certain VIE’s. FIN 46 did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued a FSP delaying the effective date for certain instruments and entities. SFAS 150 had no impact on our consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88, and 106 (SFAS 132R), which revised employers’ disclosures about pension plans and other postretirement benefit plans. SFAS 132R did not change the measurement or recognition of pension and other postretirement benefit plans. SFAS 132R requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS 132R is effective for financial statements issued after December 15, 2003. The additional disclosures required by SFAS 132R have been provided in Note 9.

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

The cost of landfill airspace, including original acquisition cost and incurred and projected landfill construction costs, is amortized over the capacity of the landfill based on a per unit basis as landfill airspace is consumed. We periodically review the realizability of our investment in operating landfills. Should events and circumstances indicate that any of our landfills be reviewed for possible impairment, such review for recoverability will be made in accordance with EITF Issue No. 95-23, The Treatment of Certain Site Restoration/Environmental Exit Costs When Testing a Long-Lived Asset for Impairment. The EITF outlines how cash flows for environmental exit costs should be determined and measured.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives, are charged to expense as incurred. For example, under certain circumstances, the replacement of vehicle transmissions or engine rebuilds are capitalized whereas repairs to vehicle brakes are expensed. For the years ended December 31, 2003, 2002 and 2001, maintenance and repair expenses charged to cost of operations were $409.3 million, $396.6 million and $386.7 million, respectively. When property is retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in cost of operations. For the years ended December 31, 2003, 2002 and 2001, we recognized net pre-tax gains on the disposal of fixed assets of $234,000, $5.8 million and $13.5 million, respectively.

The following tables show the activity and balances related to property and equipment from December 31, 2001 through December 31, 2003 (in millions):

	Property and Equipment

	Balance at			Acquisitions,	Transfers	Balance at
	Dec. 31,	Capital	Sales and	Net of	and	Dec. 31,
	2002	Additions	Retirements	Divestitures	Other (1)	2003

Land and improvements	$427.1	$9.8	$(4.0)	$(1.3)	$(7.3)	$424.3
Land held for permitting as landfills	114.4	12.1	—	0.4	(25.2)	101.7
Landfills	2,531.3	207.0	—	41.2	524.9	3,304.4
Buildings and improvements	441.3	28.1	(5.6)	(3.4)	5.9	466.3
Vehicles and equipment	1,669.8	177.7	(82.0)	(19.3)	1.2	1,747.4
Containers and compactors	751.9	53.5	(9.6)	(9.8)	1.7	787.7
Furniture and office equipment	43.2	3.6	(2.6)	(0.3)	—	43.9

Total	$5,979.0	$491.8	$(103.8)	$7.5	$501.2	$6,875.7

	Accumulated Depreciation and Amortization

		Depreciation
	Balance at	and		Acquisitions,	Transfers	Balance at
	Dec. 31,	Amortization	Sales and	Net of	and	Dec. 31,
	2002	Expense	Retirements	Divestitures	Other (1)	2003

Land and improvements	$(17.2)	$(4.6)	$0.5	$0.1	$(0.2)	$(21.4)
Landfills	(657.8)	(243.4)	—	—	(436.7)	(1,337.9)
Buildings and improvements	(87.5)	(21.5)	2.0	1.0	0.4	(105.6)
Vehicles and equipment	(803.0)	(188.8)	72.7	10.2	(2.0)	(910.9)
Containers and compactors	(381.1)	(85.1)	8.7	7.0	(0.8)	(451.3)
Furniture and office equipment	(26.7)	(5.6)	2.4	0.2	—	(29.7)

Total	$(1,973.3)	$(549.0)	$86.3	$18.5	$(439.3)	$(2,856.8)

Property and equipment, net	$4,005.7	$(57.2)	$(17.5)	$26.0	$61.9	$4,018.9

(1)	Relates primarily to (i) the impact of adoption of SFAS 143 recorded as a cumulative effect of change in accounting principle which was an increase to the gross landfill asset and accumulated amortization for landfills of $409.5 million and $434.6 million, respectively, (ii) increases in our landfill retirement obligation asset for additional capping, closure and post-closure costs (see Note 8) and (iii) purchase accounting adjustments during the allocation period.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Property and Equipment

	Balance at			Acquisitions,	Transfers	Balance at
	Dec. 31,	Capital	Sales and	Net of	and	Dec. 31,
	2001	Additions	Retirements	Divestitures	Other (1)	2002

Land and improvements	$416.2	$12.8	$(6.0)	$0.5	$3.6	$427.1
Land held for permitting as landfills	131.4	8.8	(0.2)	—	(25.6)	114.4
Landfills	2,267.3	198.2	—	16.1	49.7	2,531.3
Buildings and improvements	429.8	22.9	(10.4)	(0.9)	(0.1)	441.3
Vehicles and equipment	1,499.9	225.5	(47.2)	(13.5)	5.1	1,669.8
Containers and compactors	701.3	64.1	(7.1)	(6.9)	0.5	751.9
Furniture and office equipment	41.2	4.0	(2.6)	(0.1)	0.7	43.2

Total	$5,487.1	$536.3	$(73.5)	$(4.8)	$33.9	$5,979.0

	Accumulated Depreciation and Amortization

		Depreciation
	Balance at	and		Acquisitions,	Transfers	Balance at
	Dec. 31,	Amortization	Sales and	Net of	and	Dec. 31,
	2001	Expense	Retirements	Divestitures	Other (1)	2002

Land and improvements	$(13.3)	$(4.3)	$0.4	$0.1	$(0.1)	$(17.2)
Landfills	(493.9)	(163.4)	—	—	(0.5)	(657.8)
Buildings and improvements	(68.8)	(20.9)	2.8	0.4	(1.0)	(87.5)
Vehicles and equipment	(656.2)	(194.5)	37.0	10.7	—	(803.0)
Containers and compactors	(304.0)	(88.5)	6.4	5.5	(0.5)	(381.1)
Furniture and office equipment	(23.5)	(5.7)	2.5	0.2	(0.2)	(26.7)

Total	$(1,559.7)	$(477.3)	$49.1	$16.9	$(2.3)	$(1,973.3)

Property and equipment, net	$3,927.4	$59.0	$(24.4)	$12.1	$31.6	$4,005.7

(1) Relates primarily to (i) amounts transferred between land held for permitting as landfills and landfills resulting from classifying additional disposal capacity as probable expansion, (ii) capitalized interest, (iii) capitalized leases and (iv) purchase accounting adjustments during the allocation period.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), we do not amortize goodwill. Instead we perform an annual assessment of goodwill impairment by applying a fair value based test to each of our reporting units, which we define as our four geographic operating segments. We completed our annual assessment of goodwill as of December 31, 2003 and no impairment was recorded. We may conduct an impairment test of goodwill more frequently than annually under certain conditions. For example, a significant adverse change in liquidity or the business environment, unanticipated competition, a significant adverse action by a regulator or a disposal of a significant portion of an operating segment could prompt an impairment test between annual assessments.

We evaluate goodwill for impairment based on fair value of each geographic operating segment. The calculation of fair value is subject to judgments and estimates. We estimate fair value based on net cash flows discounted using a weighted-average cost of capital of approximately 6.7%. In addition, we consider an earnings multiple approach, enterprise value, and overall company market capitalization to evaluate the reasonableness of our discounted cash flows. The estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company.

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

During 2003, we have sold or held for sale certain operations in all four geographic operating segments. During 2003, we allocated approximately $240.5 million of goodwill related to these operations, of which $28.6 million relates to the assets held for sale at December 31, 2003. The remaining goodwill in these geographic operating segments was subsequently evaluated for realizability and we concluded there was no impairment.

We have incurred non-cash losses on sales of assets when we believed that re-deployment of the proceeds from the sale of such assets could reduce debt or improve operations and was economically beneficial. If we decide to sell additional assets in the future, we could incur additional non-cash losses on asset sales.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We adopted SFAS 142 effective January 1, 2002. For the year ended December 31, 2001, net income available to common shareholders adjusted to exclude goodwill amortization expense was $190.5 million. Basic earnings per share adjusted to exclude goodwill amortization was $1.09 and $1.06 on a fully diluted basis for the same period.

The following table shows the activity and balances related to goodwill from December 31, 2001 through December 31, 2003 (in millions):

	Balance as of				Balance as of
	December 31,				December 31,
	2002	Acquisitions	Divestitures	Adjustments(1)	2003

Western Area	$1,420.8	$2.2	$(23.5)	$0.1	$1,399.6
Central Area	1,904.8	8.7	(2.3)	(0.3)	1,910.9
Eastern Area	2,453.7	0.2	(71.8)	2.5	2,384.6
Southern Area	2,751.1	8.2	(114.4)	(27.0)	2,617.9

Total	$8,530.4	$19.3	$(212.0)	$(24.7)	$8,313.0

	Balance as of				Balance as of
	December 31,				December 31,
	2001	Acquisitions	Divestitures	Adjustments(1)	2002

Western Area	$1,423.6	$7.1	$(1.1)	$(8.8)	$1,420.8
Central Area	1,900.2	12.6	(7.9)	(0.1)	1,904.8
Eastern Area	2,449.3	5.1	(1.4)	0.7	2,453.7
Southern Area	2,783.8	1.8	(36.8)	2.3	2,751.1

Total	$8,556.9	$26.6	$(47.2)	$(5.9)	$8,530.4

(1)	Amounts primarily relate to write-off of goodwill in connection with assets held for sale accounting and purchase accounting adjustments during the allocation period.

In addition, we have other amortizable intangible assets that consist primarily of the following at December 31, 2003 (in millions):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Non-compete agreements	$12.2	$8.6	$3.6
Other	1.6	0.2	1.4

Total	$13.8	$8.8	$5.0

Amortization expense for the three years ended December 31, 2003 was $1.9 million, $2.5 million and $3.0 million, respectively. Based upon the amortizable assets recorded in the balance sheet at December 31, 2003, amortization expense for each of the next five years is estimated to be declining from $2.0 million to $0.2 million.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2001, our equity investment in the four remaining Ref-Fuel facilities was approximately $180 million. In connection with the modification of the ownership structure, we had an option to exchange our minority interest in the four Ref-Fuel facilities for the 99% interest in our equipment purchasing subsidiaries owned by subsidiaries of American Ref-Fuel Company LLC. At December 31, 2001, the minority interest that represented the outside ownership interests in our equipment purchasing subsidiaries was approximately $180 million. We exercised the exchange option and completed the exchange on April 30, 2002. We no longer have any interest in the Ref-Fuel entities and we own 100% of the equipment purchasing subsidiaries.

The assets, liabilities and operations of the equipment purchasing subsidiaries have been and continue to be fully consolidated. The equipment purchasing subsidiaries were established to purchase fixed assets, including vehicles, equipment, containers and compactors, to be used in our operations.

We used the equity method of accounting for investments in unconsolidated subsidiaries over which we exercised significant influence. The Summarized Statement of Operations Data presented in the table below indicate amounts related to the following equity investees in which we exercised significant influence through a 50% ownership interest during January through April 2001: American Ref-Fuel Company of Hempstead, American Ref-Fuel Company of Essex, American Ref-Fuel Company of Southeastern Connecticut, and American Ref-Fuel Company of Niagara, LP.

Summarized Combined Statement of Operations Data
(in millions)

For the
Year Ended
December 31,
2001(1)

Total revenue	$250.0
Operating income	116.8
Net income	59.4

(1)	These amounts exclude the results of Semass, LP and American Ref-Fuel Company, for which our ownership interest was divested on April 30, 2001.

Differences between the equity in earnings we reported and our proportionate share of the combined earnings of the related investees result principally from differences in the recognition of expenses, goodwill amortization and the elimination of intercompany transactions.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     Long-term Debt

Long-term debt at December 31, 2003 and 2002 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, the effect of interest rate swap contracts, amortization of deferred debt issuance cost and the amortization or accretion of discounts or premiums. (in millions, except percentages)

	Debt Balance at		Effective Interest Rate

	2003	2002	2003		2002

Revolving credit facility	$—	$—	5.41	%*	5.97	%*
Tranche A term loan facility	—	899.1	—		9.09
Tranche B term loan facility	—	670.9	—		8.38
Tranche C term loan facility	—	805.1	—		9.46
2003 Term loan B	1,185.0	—	9.83		—
2003 Term loan C	250.0	—	7.81		—
Receivables secured loan	146.3	—	1.68		—
Senior notes, interest at 6.50	350.0	—	4.51		—
Senior notes, interest at 7.88	874.1	873.9	8.13		8.13
Senior notes, interest at 7.63	600.0	600.0	7.99		7.99
Senior notes, interest at 7.38	225.0	224.9	7.90		7.90
Senior notes, interest at 8.88	600.0	600.0	9.16		9.16
Senior notes, interest at 8.50	750.0	750.0	8.77		8.77
Senior notes, interest at 9.25	377.1	377.4	9.39		9.39
Senior notes, interest at 7.88	450.0	—	8.05		—
Debentures, interest at 7.40	287.6	285.3	8.03		8.03
Senior notes, interest at 6.10	—	156.5	—		8.34
Senior notes, interest at 6.38	148.4	145.2	8.34		8.34
Debentures, interest at 9.25	95.6	95.4	9.48		9.48
Senior notes, interest at 7.88	68.7	68.1	8.77		8.77
Solid waste revenue bond obligations, principal payable through 2031	306.2	307.3	6.12		6.10
Senior subordinated notes, interest at 10.00	1,497.4	2,005.6	10.22		10.22
Notes payable to banks, finance companies, and individuals, interest rates of 0.7% to 30.0%, and principal payable through 2021 secured by vehicles, equipment, real estate, accounts receivable or stock of certain subsidiaries	8.2	6.7	6.93	*	7.05	*
Obligations under capital leases of vehicles and equipment	13.2	9.0	8.76	*	9.97	*
Notes payable to individuals and a commercial company, interest rates of 8.0% to 9.5%, principal payable through 2007, unsecured	1.3	1.8	8.45	*	8.43	*

	8,234.1	8,882.2
Less: Current portion	249.6	163.5

	$7,984.5	$8,718.7

*     reflects weighted average interest rate

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Completion of financing plan —

In April, 2003, we completed a multifaceted financing plan that allowed us to refinance our 1999 Credit Facility. The financing plan included issuance of a receivables secured loan, common stock, mandatory convertible preferred stock and senior notes, along with the refinancing of the 1999 Credit Facility, discussed below. The common stock, mandatory convertible preferred stock and $450 million of senior notes were issued under our shelf registration statement. The aggregate net proceeds of approximately $867 million from the issuance of the common stock, preferred stock and $450 million of senior notes were used to reduce borrowings under the tranche A, B and C term loans under our 1999 Credit Facility on a pro-rata basis. In connection with the completion of the financing plan, we recorded a charge to interest expense and other of approximately $52.1 million related to the write-off of deferred and other costs.

Bank credit facility —

On April 29, 2003, we refinanced our 1999 Credit Facility, which consisted of a $1.291 billion revolving credit facility, due 2005 and $2.226 billion in funded, amortizing senior secured term loans with varying maturity dates through 2007, with a $2.9 billion senior secured credit facility (the 2003 Credit Facility) that includes a $1.5 billion revolver due January 2008 (the 2003 Revolver), a $1.2 billion term loan with final maturity in January 2010 (the 2003 Term Loan B), and a $200 million institutional letter of credit facility. In addition, the 2003 Credit Facility allows us to establish an incremental term loan in an amount up to $250 million and an additional institutional letter of credit facility in an amount up to $500 million. Of the $1.5 billion available under the 2003 Revolver, the entire amount may be used to support the issuance of letters of credit.

The 2003 Credit Facility bears interest at (a) an Alternative Base Rate, or (b) Adjusted LIBOR, both terms defined in the 2003 Credit Facility, plus, in either case, an applicable margin based on our leverage ratio. Proceeds from the 2003 Credit Facility may be used for working capital and other general corporate purposes, including acquisitions.

In August 2003, we amended our 2003 Credit Facility to permit the Series A Preferred Stock exchange transaction (see Note 10). In addition, the amendment increased our operating flexibility by permitting us to incur an additional $250 million of term loan indebtedness, an additional $350 million of senior secured indebtedness and $400 million of senior unsecured indebtedness, for the purpose of retiring portions of our outstanding senior subordinated indebtedness through optional redemption, public tender offer or open market repurchases.

During the third quarter of 2003, we funded a new $250 million Term Loan C due 2010 under the 2003 Credit Facility and used the proceeds to repurchase a portion of our senior subordinated notes in the same amount of principal. In connection with these repurchases, we paid premiums of approximately $23.8 million which are recorded in interest expense and other.

In November 2003, we completed a second amendment to our 2003 Credit Facility to reduce the interest rate for the Term Loan B, Term Loan C and institutional letter of credit facility to LIBOR plus 275 basis points. In addition to re-pricing the term loan facilities, we favorably revised financial covenants under the 2003 Credit Facility to provide greater operating flexibility.

At December 31, 2003, we had approximately $637 million in letters of credit outstanding under the 2003 Revolver and $200 million in letters of credit outstanding under the institutional letter of credit facility. In addition, at December 31, 2003, we had approximately $863 million available under the 2003 Revolver.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Senior notes and debentures —

In November 2003, we issued $350 million of 6.50% senior notes due 2010, in a private placement under Rule 144A of the Securities Act of 1933. These senior notes have a make-whole call provision that is exercisable at any time at a stated redemption price. Interest is payable semi-annually on February 15th and August 15th beginning on August 15, 2004. We used proceeds of approximately $256.1 million to repurchase a portion of our senior subordinated notes. In connection with these repurchases, we paid premiums of approximately $23.1 million. During January 2004, we repurchased $93.9 million of our senior subordinated notes using the remaining proceeds from the senior notes and paid premiums of approximately $8.2 million related to the 2004 repurchases.

On April 9, 2003, we issued $450 million of 7.875% senior notes due 2013 for net proceeds of approximately $440 million. The senior notes have a no call provision until 2008. Interest is payable April 1st and October 1st of each year beginning in October 2003.

In November 2002, we issued $375.0 million of 9.25% senior notes due 2012 (the 2002 Senior Notes). The 2002 Senior Notes were issued at a premium of $2.4 million. These senior notes have a no call provision until 2007. Interest is payable semi-annually on March 1 and September 1. We used the net proceeds of $370.6 million from the sale of these notes to repay term loans under the 1999 Credit Facility prior to maturity.

In August 2002, we repaid the 2001 subsidiaries line of credit prior to its maturity in 2006 with cash from operations and borrowings under the revolver portion of the 1999 Credit Facility. In connection with this repayment, we paid a prepayment penalty of $3.2 million.

During 2001, we issued $750 million of 8.50% senior notes, due 2008 and $600 million of 8.875% senior notes, due 2008 (together the 2001 Senior Notes). Interest on the 2001 Senior Notes is payable semi-annually on June 1 and September 1.

In connection with the BFI acquisition on July 30, 1999, we assumed all of BFI’s debt securities with the exception of commercial paper that was paid off in connection with the acquisition. BFI’s debt securities were recorded at their fair market values as of the date of the acquisition in accordance with EITF Issue No. 98-1 — Valuation of Debt Assumed in a Purchase Business Combination. The effect of revaluing the debt securities resulted in an aggregate discount from the historic face amount of $137.0 million. At December 31, 2003, the remaining unamortized net discount related to the debt securities of BFI was $93.7 million.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 1998, we issued an aggregate of $1.7 billion of senior notes consisting of $225 million 7.375% senior notes due 2004, $600 million 7.625% senior notes due 2006 and $875 million 7.875% senior notes due 2009 (together, the 1998 Senior Notes). Interest accrued on the 1998 Senior Notes is payable semi-annually on January 1 and July 1. The $225 million 7.375% senior notes due 2004 were repaid in January 2004.

Receivables secured loan —

In April 2003, we entered into an accounts receivable securitization program with a financial institution that allows us to borrow up to $175 million on a revolving basis under a loan agreement secured by receivables. The borrowings are secured by our accounts receivable that are owned by a wholly-owned and fully consolidated subsidiary. This subsidiary is a separate corporate entity whose assets, or collateral securing the borrowings, are available first to satisfy the claims of the subsidiary’s creditors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement 125, the securitization program is accounted for as a secured borrowing with a pledge of collateral. The receivables and debt obligation remain on our consolidated balance sheet. At December 31, 2003, we had outstanding borrowings under this program of $146.3 million. The borrowings under this program bear interest at the financial institution’s commercial paper rate plus an applicable spread and interest is payable monthly. There is also a fee on the undrawn portion of the $175 million available for borrowing. The loan agreement has a one year term with a three year liquidity facility, however, we intend to extend the agreement annually. If we are unable to renew annually, we have the intent and ability to refinance these borrowings through the 2003 Revolver of the 2003 Credit Facility. Accordingly, the loan has been classified as long-term.

Senior subordinated notes —

In July 1999, we issued $2.0 billion of senior subordinated notes (the 1999 Notes) that mature in 2009. Interest accrues on the 1999 Notes at an interest rate of 10% per annum, payable semi-annually on May 1 and November 1. We used the proceeds from the 1999 Notes as partial financing of the acquisition of BFI.

During 2003, we repaid $506.1 million of our senior subordinated notes prior to maturity through open market repurchases. In connection with these repurchases, we paid premiums of approximately $46.9 million and wrote-off deferred financing costs of $6.4 million to interest expense and other.

Future maturities of long term debt —

Aggregate future scheduled maturities of long-term debt as of December 31, 2003 are as follows (in millions):

Maturity

2004	$249.6
2005	102.7
2006	626.1
2007	19.5
2008	1,675.9
Thereafter	5,649.2

Gross Principal	8,323.0
Discount, net	(88.9)

Total Debt	$8,234.1

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future payments under capital leases, the principal amounts of which are included above in future maturities of long-term debt, are as follows at December 31, 2003 (in millions):

Maturity	Principal	Interest	Total

2004	$2.5	$1.2	$3.7
2005	1.3	0.9	2.2
2006	0.5	0.8	1.3
2007	0.4	0.8	1.2
2008	0.4	0.7	1.1
Thereafter	8.1	4.3	12.4

	$13.2	$8.7	$21.9

Fair value of debt and interest rate protection agreements —

The fair value of our debt and interest rate swap contracts are subject to change as a result of potential changes in market rates and prices. The table below provides information about our long-term debt and interest rate swap contracts by aggregate principal or notional amounts and weighted average interest rates for instruments that are sensitive to changes in interest rates. The financial instruments are grouped by market risk exposure category (in millions, except percentages):

	Balance at	Fair Value at	Balance at	Fair Value at
	December 31,	December 31,	December 31,	December 31,
	2003	2003	2002	2002

Long-Term Debt
Fixed Rate Debt:
Principal amount	$6,556.0	$7,079.8	$6,410.3	$6,350.2
Weighted average interest rate	8.52%		8.73%
Variable Rate Debt:
Principal amount	$1,678.1	$1,690.7	$2,471.9	$2,441.0
Weighted average interest rate(1)	3.58%		4.14%
Interest Rate Swaps(2)
Non-Cancelable:
Notional amount	$2,000.0	$(46.5)	$2,300.0	$(125.7)
Weighted average interest rate	5.69%		6.06%

(1)	Reflects the rate in effect as of December 31, 2003 and 2002 before the effects of swaps and includes all applicable margins. Actual future rates may vary.

(2)	Amount includes our fixed to floating and floating to fixed interest rate swap contracts. See Note 6 for additional discussion.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt covenants —

Under the 2003 Credit Facility, we are subject to the following financial covenants:

Minimum Interest Coverage:

From the	Through the Quarter	EBITDA(1)/
Quarter Ending	Ending	Interest

March 31, 2003	September 30, 2003	1.90x
December 31, 2003	June 30, 2004	1.85x
September 30, 2004	September 30, 2004	1.90x
December 31, 2004	March 31, 2005	1.95x
June 30, 2005	September 30, 2005	2.00x
December 31, 2005	December 31, 2005	2.10x
March 31, 2006	June 30, 2006	2.15x
September 30, 2006	September 30, 2006	2.20x
December 31, 2006	December 31, 2006	2.30x
March 31, 2007	March 31, 2007	2.40x
June 30, 2007	June 30, 2007	2.45x
September 30, 2007	March 31, 2008	2.50x
June 30, 2008	June 30, 2008	2.60x
September 30, 2008	September 30, 2008	2.70x

Maximum Leverage:

From the	Through the Quarter	Total Debt/
Quarter Ending	Ending	EBITDA(1)

March 31, 2003	June 30, 2005	5.75x
September 30, 2005	December 31, 2005	5.50x
March 31, 2006	June 30, 2006	5.25x
September 30, 2006	September 30, 2006	5.00x
December 31, 2006	December 31, 2006	4.75x
March 31, 2007	December 31, 2007	4.50x
March 31, 2008	June 30, 2008	4.25x
September 30, 2008	Thereafter	4.00x

At December 31, 2003, we were in compliance with all financial covenants under our 2003 Credit Facility. At December 31, 2003, Total Debt/EBITDA(1) ratio, as defined by the 2003 Credit Facility, was 5.08:1 and our EBITDA(1)/Interest ratio was 2.09:1. We are not subject to any minimum net worth covenants.

(1) EBITDA used for covenants is calculated in accordance with the definition in our credit facility agreement (Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2003). In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants.

In addition, the 2003 Credit Facility restricts us from making certain types of payments, including dividend payments on our common and preferred stock. However, we are able to pay cash dividends on the Series C Preferred Stock.

The 1998 Senior Notes, the 1999 Notes, the 2001 Senior Notes, the 2002 Senior Notes and the 2003 Senior Notes contain certain financial covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At December 31, 2003, we were in compliance with all applicable covenants.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees —

Substantially all of our subsidiaries are jointly and severally liable for the obligations under the 1998 Senior Notes, the 1999 Notes, the 2001 Senior Notes, the 2002 Senior Notes, the 2003 Senior Notes and the 2003 Credit Facility through unconditional guarantees issued by current and future subsidiaries. At December 31, 2003, the maximum potential amount of future payments under the guarantees is the outstanding amount of the debt identified above and the amount for letters of credit issued under the credit facility. In accordance with FIN 45, the guarantees are not recorded in our consolidated financial statements as they represent parent-subsidiary guarantees. We do not guarantee any third party debt.

Collateral —

Our 2003 Credit Facility, 2003 Senior Notes, 2002 Senior Notes, 2001 Senior Notes, 1998 Senior Notes and $690 million of senior notes assumed from BFI are secured by substantially all of BFI and certain other Allied subsidiaries and a security interest in the assets of BFI, its domestic subsidiaries and certain other Allied subsidiaries. In accordance with the Securities and Exchange Commission (SEC) Rule 3-16 of Regulation S-X, separate financial statements for BFI are presented under Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2003. Following is a summary of the balance sheets for BFI and the other Allied subsidiaries that serve as collateral as of December 31, 2003 (in millions):

		Other Allied
	BFI	Collateral(2)	Combined

Condensed Balance Sheet(1):
Current assets	$166.2	$176.7	$342.9
Property and equipment, net	917.8	657.1	1,574.9
Goodwill, net	3,630.4	2,861.3	6,491.7
Other assets, net	137.0	5.1	142.1

Total assets	$4,851.4	$3,700.2	$8,551.6

Current liabilities	$492.0	$219.2	$711.2
Long-term debt, less current portion	6,282.8	7.9	6,290.7
Other long-term obligations	792.6	18.9	811.5
Due from (to) parent	(1,323.5)	1,945.0	621.5
Total stockholder’s equity	(1,392.5)	1,509.2	116.7

Total liabilities and stockholder’s liabilities	$4,851.4	$3,700.2	$8,551.6

(1) All transactions between BFI and the Other Allied collateral have been eliminated.

(2) Amounts do not include income tax provision which would be an allocation from Allied and reflected in Due to Parent.

6.     Derivative Instruments and Hedging Activities

Our risk management policy requires 75% of our total debt to be fixed, either directly or effectively through interest rate swap contracts. At December 31, 2003, approximately 96% of our debt was fixed, 76% directly, and 20% through interest rate swap contracts. Our interest rate swap portfolio continues to fix 98% of our variable rate interest payment obligation, protecting us from cash flow variations arising from changes in short term interest rates. We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. Approximately 5% of our fixed rate debt is at variable rates through the use of fixed to floating interest rate swap contracts, providing more balance of fixed and variable rate debt. At December 31, 2003, the notional value of our interest rate swap contracts was $2.0 billion maturing as follows: $1.4 billion during 2004, $250.0 million during 2005, $75.0 million during 2008 and $275.0 million during 2009.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consistent with our risk management policy, we have entered into interest rate swap agreements for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Our strategy is to use interest rate swap contracts when such transactions will serve to reduce our aggregate exposure and meet the objectives of our risk management policy. These contracts are not entered into for trading purposes. Our risk management policy requires that we evaluate the credit of our counter-parties and that we monitor counter party exposure. At December 31, 2003, counter parties for 79% of our interest rate swap portfolio were rated Aa3. The counter-party for the remaining 21% is rated A1 or Aa2.

At December 31, 2003, a liability of $46.5 million is included in the consolidated balance sheets in other long-term obligations reflecting the fair market value of our entire interest rate swap portfolio on that date. The liability will fluctuate with market interest rates but will reduce to zero over the terms of each of our interest rate swap contracts. Approximately $34.0 million of the liability at December 31, 2003 relates to contracts maturing within 12 months. Fair value variations over the life of the interest rate swap contracts arise from changes in forecasted interest rates and the time value of money.

On December 31, 2001, we de-designated $1.5 billion of notional amount interest rate swap contracts due to the possibility that future interest rate payments on the underlying variable rate debt may cease prior to the expiration of the related interest rate swap contracts. There were no de-designated interest rate swap contracts prior to December 31, 2001. No additional interest rate swap contracts were de-designated after 2001.

Designated interest rate swap contracts —

At December 31, 2003, we had designated interest rate swap contracts (floating to fixed rate) with a notional amount of $725 million and a fair value liability of $32.3 million. Our designated cash flow interest rate swap contracts are effective as hedges of our variable rate debt. The notional amounts, indices, repricing dates and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged achieving 100% effectiveness. If significant terms do not match we will assess any ineffectiveness and any ineffectiveness is immediately recorded in interest expense in our statement of operations.

Changes in fair value of our designated interest rate swap contracts are reflected in accumulated other comprehensive income (AOCI). At December 31, 2003, a loss of approximately $32.0 million ($19.5 million, net of tax) is included in AOCI.

Expense or income related to swap settlements are recorded in interest expense for the related variable rate debt over the term of the agreements.

Non-hedge accounting interest rate swap contracts —

We have certain interest rate swap contracts that we have elected not to apply hedge accounting to under SFAS 133. We have elected to not apply hedge accounting to allow us to have flexibility to repay debt prior to maturity and to refinance debt when economically feasible. Following is a description of the accounting for these interest rate swap contracts.

De-designated interest rate swap contracts. At December 31, 2003, we had de-designated interest rate swap contracts (floating to fixed rate) with a notional amount of $925 million and a fair value liability of $15.1 million. Settlement payments and periodic changes in market values of our de-designated interest rate swap contracts are recorded as a gain or loss on derivative contracts included in interest expense and other in our statement of operations. We recorded $47.1 million and $2.4 million of net gain related to changes in market values and $51.9 million and $59.6 million of settlement costs during the year ended December 31, 2003 and 2002, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in AOCI at the time of de-designation are isolated and amortized over the remaining original hedged interest payment. For contracts de-designated, the total amount of loss in AOCI at December 31, 2001 was approximately $65.2 million ($39.5 million, net of tax), $29.8 million ($18.1 million, net of tax) at December 31, 2002 and $6.7 million ($4.3 million, net of tax) remains in AOCI at December 31, 2003. For the year ended December 31, 2003 and 2002, we recorded $23.1 million and $35.4 million, respectively, of amortization expense related to the accumulated losses in AOCI for interest rate swap contracts that were de-designated at December 31, 2001. In 2004, we expect to record approximately $6.7 million of amortization expense related to the accumulated losses in AOCI for the de-designated swap contracts. The amortization expense is recorded in interest expense and other.

Fair Value Interest Rate Swap Contracts. We utilize fair value interest rate swap contracts (fixed rate to floating rate) to achieve our targeted mix of fixed and floating rate debt. At December 31, 2003, we had fair value interest rate swap contracts with a notional amount of $350 million and a derivative fair value asset of $0.9 million. Settlement payments and periodic changes in market values of our fair value interest rate swap contracts are recorded as a gain or loss on derivative contracts included in interest expense and other in our statement of operations.

We recorded $0.9 million of net gain related to changes in market values and received settlements of $1.1 million during the year ended December 31, 2003. No amounts were recorded in 2002 and 2001.

7.     Accumulated Other Comprehensive Loss

The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholders’ equity are shown as follows (in millions):

	December 31,	December 31,
	2003	2002

Minimum pension liability adjustment, net of taxes of $47.2 and $49.8	$(70.7)	$(74.8)
Interest rate swap contracts designated, unrealized loss, net of taxes of $12.5 and $25.1	(19.5)	(38.3)
Interest rate swap contracts de-designated, unrealized loss, net of taxes of $2.4 and $11.7	(4.3)	(18.1)

Accumulated other comprehensive loss	$(94.5)	$(131.2)

8.     Landfill Accounting

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The new rules are a refinement to our industry practices and have caused a change in the mechanics of calculating landfill retirement obligations and the classification of where amounts are recorded in the financial statements. Landfill retirement obligations are no longer accrued through a provision to cost of operations, but rather by an increase to landfill assets. Liabilities retained from divested landfills that were historically accounted for in closure and post-closure liabilities were reclassified to other long-term obligations because they were not within the scope of SFAS 143. In addition, in accordance with SFAS 143, we changed the classification of certain costs related to capping, closure and post-closure obligations to other accounts. The most significant change in classification is that we now record the costs for methane gas collection systems in the landfill development assets. Further, the cost of financial assurance instruments are no longer accrued as part of the post-closure liability, but rather are expensed as incurred.

Following are the key changes from our prior accounting practices:

Definitions:	Prior Practice	Effective January 1, 2003

Capping	Capping is included in the closure liability.	Capping is identified as its own discrete, separate liability. Capping primarily includes installation of liners, drainage, compacted soil layers and topsoil over areas of a landfill where total airspace has been consumed and waste is no longer being received. Capping activities occur throughout the life of the landfill.

Closure	Closure primarily includes the application of capping materials, the construction of methane gas collection systems and costs incurred after a site stops receiving waste but prior to being certified closed.	Costs for capping activities are no longer considered a cost of closure, but instead are a separately identifiable liability. Costs for methane gas collection system installation are no longer considered a cost of closure, but instead are now considered a development cost of our landfill assets (i.e. capital expenditure).

Post-Closure	Post-closure primarily includes groundwater sampling, gas systems operations and maintenance, leachate disposal and the cost of financial assurance instruments after the landfill has been certified closed.	The cost of financial assurance instruments are no longer accrued as part of the post-closure liability. Such costs are expensed as incurred.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recognition of Liability:	Prior Practice	Effective January 1, 2003

Financial Assurance	The cost of financial assurance instruments that are required to be in place during the post-closure monitoring period are accrued over the life of the landfill as part of the post-closure liability.	The cost of financial assurance instruments is a period expense that is not accrued as part of the post-closure liability. The cost of financial assurance instruments is considered in the determination of the credit-adjusted risk free rate used for discounting liabilities.

Methane Gas Collection System Installation	All gas system costs are accrued over the life of landfill as part of the closure liability.	The costs for methane gas collection systems are recorded as a landfill development asset when pur-chased (capital expenditure).

Capping	Capping costs are accrued as part of the closure liability over the life of the landfill.	The discounted cash flow associated with each capping event is recorded to the accrued liability (balance sheet) with a corresponding increase to the landfill asset (balance sheet) as tons are consumed for that capping event.

Closure and Post-Closure	The discounted cash flow associated with closure and post-closure is recorded to the accrued liability (balance sheet) with a corresponding charge to the cost of operations (statement of operations) as tons are consumed over the life of the landfill.	The discounted cash flow associated with closure and post-closure is recorded to the accrued liability (balance sheet) with a corresponding increase to the landfill asset (balance sheet) as tons are consumed over the life of the landfill.

Discount Rate	Risk-free rate (7.0% in 2002).	2003 credit-adjusted risk-free rate (9.0%).

Cost Estimates	Costs are estimated for the period of performance. Capping, closure and post-closure activities are predominantly performed by third-parties and a small portion performed by Allied.	Costs are estimated for the period of performance utilizing estimates that a third-party would charge if they were to manage and perform all capping, closure and post-closure activities.

Inflation	Cost is inflated to period of performance (2.5%).	No change.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Expense:	Prior Practice	Effective January 1, 2003

Liability Accrual	Cost of operations is charged at the same amount accrued to the liability.	The liability is no longer accrued through a charge to cost of operations.

Landfill Asset Amortization	The total cost of landfill development is amortized over the total capacity of the landfill as tons are consumed.	The total cost of the landfill development plus the recorded and future costs for capping, closure and post-closure are amortized as tons are consumed.

Accretion	Liability is accreted at risk-free rate (7.0% in 2002) using the effective interest method and accretion expense is recorded in cost of operations.	Liability is accreted at the 2003 credit-adjusted risk-free rate (9.0%) using the effective interest method and accretion expense is recorded in cost of operations.

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

At January 1, 2003, we recorded a cumulative effect of a change in accounting principle of a net gain of approximately $29.0 million (net of income tax expense of $19.4 million). In addition, we recorded a decrease in our capping, closure and post-closure liabilities of approximately $100.4 million, an increase in other long-term obligations of approximately $26.9 million, and a decrease in our net landfill assets of approximately $25.1 million.

Following is a summary of the balance sheet changes for landfill assets and capping, closure and post-closure liabilities at January 1, 2003 (in millions):

	Balance at		Balance at
	December 31,		January 1,
	2002	Change	2003

Landfill assets	$2,531.4	$409.5	$2,940.9
Accumulated amortization	(657.9)	(434.6)	(1,092.5)

Net landfill assets	$1,873.5	$(25.1)	$1,848.4

Capping, closure, and post-closure liabilities	$594.2	$(100.4)	$493.8

The pro forma liability for capping, closure and post-closure obligations as of December 31, 2002, 2001 and 2000 would have been $493.3 million, $439.7 million and $392.3 million, respectively.

Landfill accounting —

We have a network of 166 owned or operated active landfills with a net book value of approximately $2.0 billion at December 31, 2003. The landfills have operating lives ranging from 1 to over 150 years based on available capacity using current annual volumes. The average life of our landfills approximates 38 years. In addition, we own or have responsibility for 111 closed landfills. During 2003, we acquired 3 landfills and divested 4 landfills.

We use a life-cycle accounting method for landfills and the related capping, closure and post-closure liabilities. This method applies the costs to be capitalized associated with acquiring, developing, closing and monitoring the landfills over the associated landfill capacity and associated consumption.

Specifically, we record landfill retirement obligations at fair value as a liability with a corresponding increase to the landfill asset as tons are disposed. The amortizable landfill asset includes (i) landfill development costs incurred, (ii) landfill development costs expected to be incurred over the life of the landfill, (iii) the recorded capping, closure and post-closure liabilities and (iv) the present value of cost estimates for future capping, closure and post-closure costs. We amortize the landfill asset over the total capacity of the landfill as volume is consumed during the life of the landfill with one exception. The exception applies to capping costs for which both the recognition of the liability and the amortization of these costs is based instead on the costs and capacity of the specific capping event.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Landfill assets —

We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the remaining costs (including any unamortized amounts recorded) associated with acquiring, permitting and developing the entire landfill plus the present value of the total remaining costs for specific capping events, closure and post-closure by the total remaining disposal capacity of that landfill (except for capping costs, which are divided by the total remaining capacity of the specific capping event). The resulting per unit amortization rates are applied to each unit disposed at the landfill and are recorded as expense for that period. We expensed approximately $243.4 million, or an average of $3.17 per ton consumed, related to landfill amortization during the year ended December 31, 2003. Landfill amortization expense for the year ended December 31, 2002 and 2001 would have been $209.6 million and $195.4 million or an average of $2.89 and $2.76 per ton consumed if we had been accounting for landfill retirement obligations under SFAS 143 since January 1, 2001. The following is a rollforward of our investment in our landfill assets excluding land held for permitting as landfills (in millions):

	Net Book Value		Capping,
Net Book Value	of Landfills	Landfill	Closure and			Net Book Value at
at December 31,	Acquired, net of	Development	Post Closure	Landfill		December 31,
2002	Divestitures	Costs	Costs	Amortization	Other(1)	2003

$1,873.5	41.2	222.8	42.9	(243.4)	29.5	$1,966.5

(1) Includes the cumulative effect of the change in accounting principle upon the adoption of SFAS 143 which decreased the net landfill asset by $25.1 million, offset by increases for amounts transferred from land or land held for permitting as landfills to landfill (for projects that have met the criteria for probable expansion during 2003).

Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, methane gas collection system installation, engineering and legal fees, and capitalized interest. Estimated total future development costs for our 166 active landfills at December 31, 2003 was approximately $3.9 billion, excluding capitalized interest, and we expect that this amount will be spent over the remaining operating lives of the landfills. We have available disposal capacity of approximately 2.6 billion tons, as of December 31, 2003. We classify this total disposal capacity as either permitted (having received the final permit from the governing authorities) or probable expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is highly probable. Our requirements to classify disposal capacity as probable expansion are as follows:

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

Upon successfully meeting the preceding criteria, the costs associated with developing, constructing, closing and monitoring the total additional future disposal capacity are considered in the life-cycle cost of the landfill and reflected in the calculation of the amortization rate and the rate at which capping, closure and post-closure is accrued. At December 31, 2003, we had 1.9 billion tons of permitted disposal capacity, and at 34 of our landfills, 615.4 million tons of probable expansion disposal capacity.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects disposal capacity activity for active landfills we owned or operated for the twelve months ended December 31, 2003 (disposal capacity in millions of tons):

			Probable			Total
	Permitted	Number	Expansion	Number	Total	Number
	Disposal	Of	Disposal	of	Disposal	of
	Capacity	Landfills	Capacity	Landfills	Capacity	Landfills

Balance as of December 31, 2002	1,925.9	165	580.1	35	2,506.0	165
Acquisitions, divestitures and closures	22.3	1	16.0	1	38.3	1
Additions to probable expansion disposal capacity	—	—	69.1	4	69.1	—
Additions to permitted disposal capacity	70.9	—	(44.3)	(6)	26.6	—
Disposal capacity consumed	(76.8)	—	—	—	(76.8)	—
Changes in engineering estimates	(4.9)	—	(5.4)	—	(10.3)	—

Balance as of December 31, 2003	1,937.4	166	615.5	34	2,552.9	166

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

The following table reflects the estimated operating lives of our landfill assets based on available disposal capacity using current annual volumes:

	At December 31, 2003		At December 31, 2002

	Number of Sites	Percent of Total	Number of Sites	Percent of Total

0 to 5 years	27	16%	26	16%
5 to 10 years	12	7	17	11
10 to 20 years	37	22	30	18
20 to 40 years	44	27	42	25
40+ years	46	28	50	30

Total	166	100%	165	100%

Capping, closure and post-closure —

In addition to our portfolio of 166 active landfills, we own or have responsibility for 111 closed landfills no longer accepting waste. As individual areas within each landfill reach capacity, we are required to cap and close the areas in accordance with the landfill site permit. Generally, capping activities include the installation of compacted clay, geosynthetic liners, drainage channels, compacted soil layers and vegetative soil barriers over areas of a landfill where total airspace has been consumed and waste is no longer being received. Capping activities occur throughout the life of the landfill.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Closure costs are those costs incurred after a landfill site stops receiving waste, but prior to being certified as closed. After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which may extend 30 years. Post-closure requirements generally include maintenance and operational costs of the site and monitoring the methane gas collection systems and groundwater systems, among other post-closure activities. Estimated costs for capping, closure and post-closure as required under Subtitle D regulations are compiled and updated annually for each landfill by local and regional company engineers. Daily maintenance activities, such as leachate disposal, methane gas and groundwater monitoring and maintenance, and mowing and fertilizing capped areas, incurred during the operating life of the landfill are expensed as incurred. The following table is a summary of the capping, closure and post-closure costs (in millions):

December 31,
2003

Discounted Capping, Closure and Post-Closure Liability Recorded :
Current Portion	$69.0
Non-Current Portion	478.9

Total	$547.9

Estimated Remaining Capping, Closure and Post-Closure Costs to be Expended:
2004	$69.0
2005	68.7
2006	70.7
2007	69.6
2008	63.9
Thereafter	2,422.2

Remaining Undiscounted Capping, Closure and Post-Closure Costs to be Expended	$2,764.1

Total Remaining Discounted Capping, Closure and Post-Closure Costs to be Expended	$921.2

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We discount our capping, closure and post-closure costs using our credit-adjusted, risk-free rate (of 9% in 2003). The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for our own credit rating. Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted, risk-free rate.

Accretion expense is necessary to increase the accrued capping, closure and post-closure accrual balance to its future, or undiscounted, value. To accomplish this, we accrete our capping, closure and post-closure accrual balance using the credit-adjusted, risk-free rate (of 9% in 2003) and charge this accretion as an operating expense in that period. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid.

We charged approximately $44.3 million, or an average of $0.58 per ton consumed, related to accretion of the capping, closure and post-closure liabilities during the year ended December 31, 2003. Accretion expense for the year ended December 31, 2002 and 2001 would have been $42.1 million and $37.6 million or an average of $0.58 and $0.53 per ton consumed if we would have been accounting for capping, closure and post-closure obligations under SFAS 143 since January 1, 2001. Changes in estimates of costs or disposal capacity are treated on a prospective basis for operating landfills and are recorded immediately in results of operations for fully incurred capping events and closed landfills.

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

Our ultimate liabilities for environmental matters may differ from the estimates used in our assessment to date. We periodically evaluate the recorded liabilities as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded undiscounted liability for environmental matters as of December 31, 2003 and 2002 of approximately $337.4 million and $365.1 million, respectively, represents the most probable outcome of these contingent matters. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, proceeds are recorded as an offset to environmental expense in operating income. There were no significant recovery receivables outstanding as of December 31, 2003 or December 31, 2002. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding capping, closure and post-closure could result in approximately $20 million of additional liability.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the activity and balances related to environmental accruals and for capping, closure and post-closure accruals related to open and closed landfills from December 31, 2000 through December 31, 2003 (in millions):

	Balance at	Charges to	Other		Balance at
	12/31/00	Expense	Charges(1)	Payments	12/31/01

Environmental accruals	$432.5	$—	$(0.7)	$(36.4)	$395.4
Open landfills capping, closure and post-closure accruals	323.9	50.9	(3.4)	(28.3)	343.1
Closed landfills capping, closure and post-closure accruals	277.1	16.1	3.5	(30.9)	265.8

Total	$1,033.5	$67.0	$(0.6)	$(95.6)	$1,004.3

	Balance at	Charges to	Other		Balance at
	12/31/01	Expense	Charges(1)	Payments	12/31/02

Environmental accruals	$395.4	$—	$(2.5)	$(27.8)	$365.1
Open landfills capping, closure and post-closure accruals	343.1	54.7	(14.9)	(46.7)	336.2
Closed landfills capping, closure and post-closure accruals	265.8	15.8	6.6	(30.2)	258.0

Total	$1,004.3	$70.5	$(10.8)	$(104.7)	$959.3

	Balance at	Charges to	Other		Balance at
	12/31/02	Expense	Charges(1)	Payments	12/31/03

Environmental accruals	$365.1	$—	$(2.8)	$(24.9)	$337.4
Open landfills capping, closure and post-closure accruals	336.2	28.0	31.3	(19.1)	376.4
Closed landfills capping, closure and post-closure accruals	258.0	16.3	(71.7)	(31.1)	171.5

Total	$959.3	$44.3	$(43.2)	$(75.1)	$885.3

(1)	Amounts consist primarily of liabilities related to acquired and divested companies, the cumulative effect of change in accounting principle for the adoption of SFAS 143 and the recognition of amounts accrued for capping, closure and post-closure liability to landfill asset during the period.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Employee Benefit Plans

Defined Benefit Pension Plans -

We have one qualified defined benefit retirement plan as a result of the BFI acquisition. This plan covers certain BFI employees in the United States, including some employees subject to collective bargaining agreements.

During 2002, the BFI Retirement Plan (BFI Pension Plan) and the Pension Plan of San Mateo County Scavenger Company and Affiliated Divisions of Browning-Ferris Industries of California, Inc. (San Mateo Pension Plan) were merged into one plan. However, benefits continue to be determined under each of the two separate benefit structures. The BFI Pension Plan was amended on July 30, 1999 to freeze future credited service, but interest credits continue to accrue. Certain participants continued to receive 2% annual service credits through a portion of the 2003 plan year, in addition to interest credits, pursuant to collective bargaining agreements. The benefits not frozen under this plan are based on years of service and the employee’s compensation.

The San Mateo Pension Plan covers substantially all employees at this location, but excludes employees who are covered under collective bargaining agreements under which benefits have been the subject of good faith bargaining. Benefits are based on the employee’s years of service and compensation using the average of earnings over the highest five consecutive calendar years out of the last fifteen years of service. The San Mateo Pension Plan was amended in July 2003 to provide unreduced benefits, under certain circumstances, to participants who retire on or after January 1, 2004, at or after a special early retirement date.

Our general funding policy for each pension plan is to make annual contributions to the plan as determined to be required by the plan’s actuary and as required by ERISA. No contributions were required during 2003, 2002, or 2001. No contributions are anticipated for 2004.

Actuarial valuation reports were prepared as of the measurement dates of September 30, 2003 and 2002, and used as permitted by SFAS 132R, for disclosures included in the tables below (in millions, except percentages):

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the changes in the plans’ benefit obligations and the fair value of plan assets for the twelve month period ended September 30:

	2003	2002

Projected benefit obligation at beginning of period	$299.2	$269.6
Service cost	0.9	0.9
Interest cost	19.9	19.3
Amendment costs	3.8	0.2
Actuarial loss	28.0	22.3
Benefits paid	(11.8)	(13.1)

Projected benefit obligation at end of period	$340.0	$299.2

Fair value of plan assets at beginning of period	$277.6	$305.4
Actual return on plan assets	51.6	(14.7)
Benefits paid	(11.8)	(13.1)

Fair value of plan assets at end of period	$317.4	$277.6

Funded Status	$(22.6)	$(21.5)
Unrecognized net actuarial loss	123.5	129.6
Unrecognized prior service cost	3.5	0.1

Prepaid pension asset	$104.4	$108.2

The following table provides the amounts recognized in the consolidated balance sheets as of December 31:

	2003	2002

Prepaid pension asset	$104.9	$108.2
Accrued benefit liability	(121.8)	(124.7)

Net pension liability	(16.9)	(16.5)
Intangible assets	3.3	0.1
Accumulated other comprehensive loss before tax benefit	118.0	124.6

Net amount recognized	$104.4	$108.2

The accumulated benefit obligation for our defined benefit pension plan was $334.3 million and $294.2 million at December 31, 2003 and 2002, respectively. The primary difference between the projected benefit obligation and the accumulated benefit obligation is that the projected benefit obligation includes assumptions about future compensation levels and the accumulated benefit obligation does not.

The following table provides the components of net periodic benefit cost (income) for the years ended December 31:

	2003	2002	2001

Service cost	$0.9	$0.9	$0.8
Interest cost	19.9	19.3	17.7
Expected return on plan assets	(25.8)	(30.4)	(35.4)
Recognized net actuarial (gain) loss	8.3	2.0	(0.2)
Amortization of prior service cost	0.5	—	—

Net periodic benefit cost (income)	$3.8	$(8.2)	$(17.1)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides additional information regarding our pension plan for the years ended December 31:

	2003	2002	2001

Increase (decrease) in minimum pension liability included in other comprehensive income, net of tax	$(4.0)	$74.8	$—
Actual return on plan assets	$51.6	$(14.7)	$(33.4)
Actual return on plan assets (%)	19.0%	(4.8)%	(9.4)%

The assumptions used in the measurement of our benefit obligations for the current year and net periodic cost for the following year are shown in the following table (weighted average assumptions as of September 30):

	2003	2002	2001

Discount rate	6.25%	6.75%	7.25%
Average rate of compensation increase	4.00%	4.00%	4.00%
Expected return on plan assets	9.00%	9.50%	9.75%

We determine the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing our expected rate of return assumption, we evaluate an analysis of historical actual performance and long-term return projections from our investment managers, which gives consideration to our asset mix and anticipated length of obligation of our plan.

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S and non-U.S. stocks as well as growth, value, and small and large capitalizations. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Historically, we have not invested in derivative instruments in our investment portfolio. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

The following table summarizes our plan asset allocation at September 2003 and 2002, target allocation for 2004, and expected long-term rate of return by asset category for calendar year 2003:

		Percentage of plan assets at		Weighted average
		September 30,		expected long-term
	Target allocation			rate of return for
	2004	2003	2002	calendar year 2003

Equity securities	60%	61%	56%	10.6%
Debt securities	40%	39%	44%	6.2%

Total	100%	100%	100%	9.5%

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the benefit payments made during 2003 and 2002 and estimated future benefit payments:

Benefit payments:
2002	$13.1
2003	$11.8
Estimated future payments:
2004	$10.6
2005	10.9
2006	11.4
2007	11.6
2008	12.2
Years 2009 - 2013	68.8

401k Plan —

We sponsor the Allied Waste Industries, Inc. 401(k) Plan (401(k) Plan) a defined contribution plan, which is available to all eligible employees except those represented under collective bargaining agreements where benefits have been the subject of good faith bargaining. Eligible employees may contribute up to 25% of their annual compensation on a pre-tax basis. Participant’s contributions are subject to certain restrictions as set forth in the Internal Revenue Code. We match in cash 50% of employee contributions, up to the first 5% of the employee’s compensation which is deferred. Participant’s contributions vest immediately, and the employer contributions vest in increments of 20% based upon years of service. Our matching contributions totaled $9.4 million, $9.4 million, and $9.5 million for fiscal years 2003, 2002, and 2001, respectively.

Long-Term Incentive Plan —

Effective January 1, 2003, the Management Development/Compensation Committee of the Board of Directors granted new long-term performance incentive awards to key member of management for the fiscal 2003-2004 and 2003-2005 performance periods. Such awards are intended to provide continuing emphasis on specified performance goals that the Management Development/Compensation Committee considers to be important contributors to long-term stockholder value.

The awards are payable only if we achieve specified performance goals. The performance goals set by the Management Development/Compensation Committee may be based upon the metrics reflecting one or more of the following business measurements: earnings, cash flow, revenues, financial return ratios, debt reduction, risk management, customer satisfaction, and total stockholder returns, any of which may be measured either in absolute terms or as compared with another company or companies or with prior periods. Under certain circumstances, the Management Development/Compensation Committee has the discretion to adjust the performance goals that are set for a performance period.

We record an accrual for the award to be paid in the period earned based on anticipated achievement of the performance goals. All awards are forfeited if the participant voluntarily terminates employment or is discharged for cause. Participants may be given the opportunity to elect to receive some or all of any payment in the form of shares of our common stock.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     Preferred Stock

Redeemable Preferred Stock —

In connection with the BFI acquisition, our Board of Directors adopted a resolution creating a series of one million shares of preferred stock having a par value of $0.10 per share. These shares were designated as Series A Senior Convertible Preferred Stock (Preferred Stock) and were entitled to vote on, among other things, all matters on which the holders of common stock are entitled to vote. Each share of Preferred Stock had the number of votes equal to the number of shares of common stock then issuable upon conversion. Shareholders of Preferred Stock were entitled to cumulative quarterly dividends in an amount equal to the greater of (i) the Preferred Stock share of common stock dividends paid based on the number of shares of common stock then issuable upon conversion or (ii) the stated rate of 6.5% per annum of the sum of the liquidation preference plus accrued but unpaid dividends for prior quarters. We were restricted from the payment under our Credit Facility. Beginning July 30, 2004, the stated dividend rate on the Preferred Stock would increase to 12% per annum for any dividends that are not paid in cash. If dividends were not paid in cash, the liquidation preference of the Preferred Stock increased by any accrued and unpaid dividends.

The Preferred Stock had a redemption price of its then liquidation preference per share, together with any accrued and unpaid dividends. Redemption of the Preferred Stock was at our option in whole, but not in part, at any time on or after July 30, 2004. We had the right to redeem the Preferred Stock in whole, but not in part, at the redemption price only if the then current market price of our common stock exceeds $27 per share.

The preferred shareholders, who were represented by members of the board and are also holders of common stock, had the right to convert each share of Preferred Stock into the number of shares of common stock obtained by dividing the redemption price plus any accrued and unpaid dividends on the conversion date by the conversion price of $18 per share, subject to customary anti-dilution adjustments. Upon a change in control, we were required to make an offer to purchase for cash all shares of Preferred Stock at 101% of liquidation preference plus accrued but unpaid dividends.

From its issuance through December 18, 2003, approximately $326.9 million or $327 per share had been added to the liquidation preference of the preferred stock for accrued but unpaid dividends.

On December 18, 2003, we completed the exchange of the Series A Preferred Stock outstanding for 110.5 million shares of our common stock. The Series A Preferred Stock had a stated value of $1.327 billion at December 18, 2003, the exchange date, which represented the original issuance amount plus cumulative accrued and unpaid dividends. Upon completion of the exchange transaction our outstanding shares on a fully diluted basis increased to approximately 350 million shares. As a result of the exchange, approximately $90 million in future annual dividend payments due to begin July 2004 have been eliminated.

The terms of the exchange was approved by a special committee of disinterested directors of our Board of Directors and was approved by the full Board of Directors. The Special Committee was advised by an independent financial advisor in connection with this transaction. The completion of this transaction was subject to certain approvals, including approval by our shareholders. We obtained shareholder approval at a special meeting of the shareholders held on December 18, 2003. Under the terms of the exchange agreement, the holders of the Series A Preferred Stock are restricted from selling the shares of common stock they receive for one year from the exchange date.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to the change in the original conversion terms, we are required to quantify the accounting effect of the change in conversion terms and reduce net income available to common shareholders by the corresponding amount. Accordingly, we recorded a non-cash conversion charge of $496.6 million, which is reflected as a reduction to net income available to common shareholders, but has no effect on total stockholders’ equity because offsetting amounts are recorded to additional paid-in capital. The non-cash conversion charge was calculated as the market value of the shares of our common stock issued in excess of the shares of common stock that the holders of the Series A Preferred Stock could have converted into under the original terms of the Series A Preferred Stock. The market value is based on the closing price of our common stock on the date shareholder approval was obtained.

Mandatory Convertible Preferred Stock —

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

11.     Stockholders’ Equity

We had 525 million shares of Allied common stock authorized at December 31, 2003. The par value of these shares are $0.01. An increase in the number of authorized shares of Allied from 300 million to 525 million shares was approved by the stockholders in January 2003.

On April 9, 2003, we issued 12,048,193 shares of common stock, par value $0.01, through a public offering for net proceeds of approximately $94 million. On December 18, 2003, we issued 110.5 million shares of common stock in exchange for all of the outstanding Series A Preferred Stock.

The following table shows the activity and balances related to our common stock, net of 0.6 million treasury shares in 2003, 2002 and 2001 for the year ended December 31, (in millions):

	2003	2002	2001

Balance at beginning of year	196.2	196.2	196.1
Common stock issued, net	122.6	(0.3)	(0.6)
Stock options and warrants exercised	1.3	0.3	0.7

Balance at end of year	320.1	196.2	196.2

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants to purchase common stock —

Warrants to purchase common shares at December 31, 2003 and 2002 are summarized as follows:

	2003	2002

Number of shares	—	347,827
Purchase price per share	—	$4.60
Expiration dates	—	2003

12.     Stock Plans

Stock options —

The 1991 Incentive Stock Plan (1991 Plan), the 1993 Incentive Stock Plan (1993 Plan) and the 1994 Incentive Stock Plan (1994 Plan), (collectively the Plans), provide for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock and stock bonuses. The 1991 Plan limits the maximum number of shares that may be granted to not more than 10.5% of the number of fully diluted shares of common stock on the date of grant of an award. The 1991 plan also limits awards in the form of restricted stock, stock bonuses, performance awards and phantom stock to not more than 25% of the aggregate shares available to be awarded or granted under the plan and limits the maximum number of options granted to any employee under the 1991 Plan to 500,000 per year. An additional maximum number of shares of 2,000,000 common shares may be granted under the 1994 Plan. After taking into account previously granted awards, awards covering approximately 13,297,714 shares of common stock were available under the Plans. The Management Development/Compensation Committee of the Board of Directors generally determines the exercise price, term and other conditions applicable to each option granted. Options granted under the Plans typically vest over 3 years and expire ten years from the grant date.

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

A summary of the status of our stock option plans at December 31, 2003, 2002 and 2001 and for the years then ended is presented in the table and narrative below:

	Years Ended December 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding, beginning of year	19,760,058	$12.20	16,720,682	$12.77	15,451,642	$12.82
Options granted	3,037,250	11.39	4,559,750	10.50	2,401,250	13.41
Options exercised	(1,080,647)	6.76	(337,582)	8.40	(690,969)	9.52
Options forfeited or expired	(1,711,851)	12.65	(1,182,792)	14.88	(441,241)	14.45

Options outstanding, end of year	20,004,810	12.33	19,760,058	12.20	16,720,682	12.77

Options exercisable, end of year	13,898,143	12.70	12,243,724	14.17	10,031,008	14.57

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value of options granted were $5.72, $5.53, and $7.35 for the three years ended December 31, 2003. We account for our stock-based compensation plans under APB 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of our common stock upon the date of grant.

The following tables summarize information about stock options outstanding at December 31, 2003, which are fully vested, partially vested and non-vested:

Fully Vested:

Options Outstanding and Exercisable

		Weighted	Weighted
	Number	Average	Average
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price

$4.27 - $8.83	1,656,129	4 years	$6.25
$9.50 - $12.25	2,771,764	3 years	$9.89
$12.92 - $21.97	6,790,985	5 years	$15.53
$22.84 - $27.27	130,349	5 years	$26.25

Partially Vested:

Options Outstanding

		Weighted	Weighted
	Number	Average	Average
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price

$9.63 - $11.57	3,872,000	9 years	$10.37
$12.92 - $15.00	1,802,500	8 years	$13.17
$16.37 - $16.92	45,000	8 years	$16.74

Options Exercisable

		Weighted	Weighted
	Number	Average	Average
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price

$9.63 - $11.57	1,363,583	9 years	$10.33
$12.92 - $15.00	1,155,333	8 years	$13.15
$16.37 - $16.92	30,000	8 years	$16.74

Non Vested:

Options Outstanding

		Weighted	Weighted
	Number	Average	Average
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price

$9.03 - $10.32	726,167	10 years	$9.14
$11.57 - $12.94	2,209,916	10 years	$12.27

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stockholder rights plan —

On July 28, 2003 the Board of Directors adopted an amendment to its Stockholders Rights Plan to change the termination date of the plan to July 28, 2003.

In May 2000, our Board of Directors adopted a Stockholder Rights Plan (the Plan). The Plan provided for the distribution of one preferred stock purchase right on each share of our common stock and approximately 65 rights on each share of our Preferred Stock. Initially, the rights would trade with the common stock and Preferred Stock and would not be represented by separate certificates. The rights represent the right to purchase one ten-thousandth of a share of a newly created series of our junior preferred stock at an exercise price of $85, but would not be exercisable until certain events occur. The rights were exercisable only under certain circumstances.

Restricted stock —

Under the terms of the Allied Waste Industries, Inc. Amended and Restated 1991 Incentive Stock Plan, the Management Development/Compensation Committee may award restricted stock to certain individuals. Restricted stock is common shares of Allied that cannot be sold or transferred and that remain subject to forfeiture until the individual becomes “vested”. The Management Development/Compensation Committee has awarded restricted stock to certain individuals pursuant to a Performance-Accelerated Restricted Stock Agreement (PARSAP) and may make similar awards in the future. Under the terms of the PARSAP, an individual becomes partially vested after 6 years (20% at year 6 and 20% each year thereafter until fully vested at year 10), but may become partially or fully vested sooner if certain performance goals are met or if certain events happen. Generally, if the individual terminates employment prior to vesting, the unvested shares are forfeited.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vesting also may be accelerated if certain events occur. If an individual’s employment is terminated due to disability or death, any unvested PARSAP shares become fully vested at that time. If the individual’s employment is terminated after December 31, 2004, either by the company without cause or due to retirement, a portion of unvested shares may become fully vested. The portion is determined with reference to the number of months worked since the date of grant and the total number of months in the original 10 year vesting period.

Any unvested PARSAP shares will become fully vested in the case of a change in control. A PARSAP participant may also be entitled to receive a “gross-up” payment for excise and income taxes under Section 280G of the Internal Revenue Code, under circumstances where a change in control occurs in combination with certain set market prices per share of stock.

During 2000, the Management Development/Compensation Committee approved grants of approximately 7.0 million shares of restricted stock to key members of management under the PARSAP. The weighted average grant-date fair value of shares granted during 2000 was $6.05. At December 31, 2003, 1.6 million shares, with a grant-date fair value of $5.88 have been forfeited. At December 31, 2003 we have $18.3 million of deferred compensation related to this plan. None of the shares are vested at December 31, 2003.

In February 2004, the Management Development/Compensation Committee approved an amendment to the PARSAP agreements, effective July 1, 2004, that provides for individuals to become partially vested after four years (one-seventh after four years and one-seventh each year thereafter until fully vested after ten years).

During 2003, the Management Development/Compensation Committee approved grants of approximately 0.4 million restricted stock units to key members of management. These restricted stock units cannot be sold or transferred until they are fully “vested”. The restricted stock units vests over a period of three years, at the end of which they can be converted into Allied’s common stock. The restricted stock units are subject to forfeiture until they are fully vested. The weighted-average grant date fair value of the restricted stock units granted during 2003 was $12.27. At December 31, 2003, none of the restricted stock units were vested and we had approximately $4.4 million in deferred compensation related to these awards.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.     Net Income Per Common Share

Net income per common share is calculated by dividing net income, less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in millions, except per share data):

	For the Years Ended December 31,

	2003	2002	2001

Basic earnings per share computation:
Income from continuing operations	$111.2	$198.3	$31.9
Less: dividends on preferred stock	95.6	77.9	73.0
Less: non-cash conversion of Series A Preferred Stock	496.6	—	—

Income (loss) from continuing operations available to common shareholders	$(481.0)	$120.4	$(41.1)

Weighted average common shares outstanding	203.8	190.2	189.6

Basic earnings (loss) per share from continuing operations	$(2.36)	$0.63	$(0.21)

Diluted earnings per share computation:
Income from continuing operations	$111.2	$198.3	$31.9
Less: dividends on preferred stock	95.6	77.9	73.0
Less: non-cash conversion of Series A Preferred Stock	496.6	—	—

Income (loss) from continuing operations available to common shareholders	$(481.0)	$120.4	$(41.1)

Weighted average common shares outstanding	203.8	190.2	189.6
Dilutive effect of stock, stock options, warrants and contingently issuable shares	—	3.3	—

Weighted average common and common equivalent shares outstanding	203.8	193.5	189.6

Diluted earnings (loss) per share from continuing operations	$(2.36)	$0.62	$(0.21)

In calculating earnings per share, we have not assumed conversion of the following securities into common shares since the effects of those conversions would not be dilutive (in millions):

	For the Years Ended December 31,

	2003	2002	2001

Series A Preferred Stock	68.5	66.5	62.4
Series C Preferred Stock	24.8	—	—
Stock options	11.7	14.6	2.8

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

We have federal net operating losses of $631 million, with an estimated tax effect of $221 million, available at December 31, 2003. If unused, material portions of these losses will begin to expire in 2018. Additionally, we have state net operating loss carryforwards available at December 31, 2003 that we expect will generate future tax savings of approximately $119 million. The state net operating losses will expire at various times between 2004 and 2023 if not used. We have established a valuation allowance of $92 million for the possibility that some of these state carryforwards may not be used. In addition to the net operating loss carryforwards, we have federal minimum tax credit carryforwards of approximately $9 million as of December 31, 2003, which are not subject to expiration.

The balance sheet classification and amount of the tax accounts established relating to acquisitions are based on certain assumptions that could possibly change based on the ultimate outcome of certain tax matters. As these tax accounts were established in purchase accounting, any future changes relating to these amounts will result in balance sheet reclassifications, which may include an adjustment to goodwill. The valuation allowance at December 31, 2003 includes approximately $17 million related to the BFI acquisition, the subsequent reduction of which would result in an adjustment to goodwill.

The components of the income tax provision consist of the following (in millions):

	Year Ended December 31,

	2003	2002	2001

Current tax provision (benefit)	$18.1	$(0.1)	$21.3
Deferred provision	70.6	165.7	141.1

Total	$88.7	$165.6	$162.4

The reconciliation of the federal statutory tax rate to our effective tax rate is as follows:

	Year Ended December 31,

	2003	2002	2001

Federal statutory tax rate	35.0%	35.0%	35.0%
Consolidated state taxes, net of federal benefit	6.0	6.1	9.6
Amortization of goodwill (1)	—	—	31.0
Non-deductible write-off of goodwill and business combination costs	0.2	3.3	2.0
Other permanent differences	3.2	1.1	6.0

Effective tax rate	44.4%	45.5%	83.6%

(1)  In connection with various acquisitions, we recorded goodwill that was non-deductible goodwill for income tax purposes.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax asset (liability) are as follows (in millions):

	December 31,

	2003	2002

Deferred tax liability relating primarily to basis differences in landfills, fixed assets and other assets	$(612.9)	$(417.1)

Deferred Tax Assets Relating To:
Environmental, capping, closure and post-closure reserves	238.6	264.8
Other reserves	69.3	126.6
Net operating loss, capital loss, foreign tax credit, and minimum tax credit carryforwards	349.0	196.0
Valuation allowance	(91.7)	(117.3)

Total deferred tax asset	565.2	470.1

Net deferred tax asset (liability)	$(47.7)	$53.0

Deferred income taxes have not been provided as of December 31, 2003 and 2002, on approximately $31 million and $36 million, respectively, of undistributed earnings of Puerto Rican affiliates, which are considered to be permanently reinvested. A determination of the U.S. income and foreign withholding taxes, if these earnings were remitted as dividends, is not practicable.

We are currently under examination by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2002. A federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999 is complete with the exception of the matter discussed below.

Prior to our acquisition of BFI on July 30, 1999, BFI operating companies, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, contributed assets and existing environmental and self-insurance liabilities to six fully consolidated BFI risk management companies (RMCs) in exchange for stock representing a minority ownership interest in the RMCs. Subsequently, on July 9, 1999, the BFI operating companies sold that stock in the RMCs to third parties at fair market value which resulted in a capital loss of approximately $900 million for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received. The capital loss was claimed in the BFI tax return for the period from October 1, 1998 to July 30, 1999. On January 18, 2001, the IRS designated this type of transaction and other similar transactions as a “potentially abusive tax shelter” under the IRS regulations.

During 2002, the IRS proposed the disallowance of all of this capital loss. The primary argument advanced by the IRS for disallowing the capital loss was that the tax basis of the stock of the RMCs received by the BFI operating companies was required to be reduced by the amount of liabilities assumed by the RMCs even though such liabilities were contingent. Under the IRS view, there was no capital loss on the sale of the stock since the tax basis of the stock should have approximately equaled the proceeds received. We protested the disallowance to the Appeals Office of the IRS in August 2002.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the proposed disallowance is upheld, we estimate it could have a potential total cash impact of up to $310 million plus accrued interest through December 31, 2003 of approximately $46 million ($28 million net of tax benefit). We also received a notification from the IRS proposing a penalty of 40% of the additional income tax resulting from the disallowance. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.

If we are unable to resolve this matter with the Appeals Office of the IRS, we would expect to receive a notice of tax deficiency from the IRS. Upon receiving the notice, we would have the following options:

1.	File a petition for redetermination in Tax Court within 90 days. In this case, payments would not be required until the Tax Court renders its decision.

2.	Wait to receive a statement of amount due from the IRS and pay the amount due. The amount due would be based on the portion of the capital loss claimed during the BFI tax years ended September 30, 1996 through July 30, 1999. Additional amounts will be owed as the audits of the Company’s tax returns for calendar years 1999 and forward are completed.

3.	Pay the amount due as outlined in option 2 above, except, after paying the amount due, take appropriate steps to institute a suit in Federal District Court or the Federal Claims Court for a refund of the amounts paid.

The timing of any payments for any related state tax deficiencies will generally follow closely after the timing of any federal payments. Furthermore, at any point in time under any of the options outlined above, we can attempt to reach a settlement agreement with the IRS.

If we are unable to resolve this matter with the Appeals Office of the IRS, a decision would be made at that time as to which of the above options would be pursued. In any case, we continue to believe our position is well supported and we will vigorously contest the disallowance. An unfavorable result should have minimal impact on our consolidated results of operations as the tax and interest impact of a disallowance have been fully reserved on our consolidated balance sheet.

15.     Commitments and Contingencies

Litigation —

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and can reasonably be estimated. We expect that matters in process at December 31, 2003, which have not been accrued in the consolidated balance sheets, will not have a material adverse effect on our consolidated liquidity, financial position or results from operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the normal course of conducting our landfill operations, we are involved in legal and administrative proceedings relating to the process of obtaining and defending the permits that allow us to operate our landfills. In June 1999, neighboring parties and the county drainage district filed a lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at one of our landfills in Texas. In 2001, the expansion permit was granted. The parties opposing the expansion permit continued to pursue their efforts in preventing the expansion permit. In December 2003, a judgment issued by a District Court in Texas, effectively revoked the expansion permit that was granted by the State of Texas in 2001 and would require us to operate the landfill according to a prior permit granted in 1988. We plan to vigorously defend this expansion in the State Court of Appeals and believe that the merits of our position will prevail. Operationally, we are in the process of obtaining bonding that will allow us to continue to operate the landfill as usual during the period of appeals, which may continue two years or longer. If the appeal is not successful, the landfill may become impaired and we may incur costs to relocate waste to another landfill and this matter could result in a charge of up to $25 million to our consolidated statement of operations.

Royalties —

In connection with certain acquisitions, we have entered into agreements to pay royalties based on waste tonnage disposed at specified landfills. The payments are generally payable quarterly and amounts earned, but not paid, are accrued in the accompanying consolidated balance sheets. Royalties are expensed as tonnage is disposed of in the landfill.

Lease agreements —

We have operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year as of December 31, 2003 are as follows (in millions):

2004	$28.1
2005	23.9
2006	20.8
2007	15.8
2008	14.3
Thereafter	42.4

Rental expense under such operating leases was approximately $24.8 million, $25.9 million and $20.1 million for each of the three years ended December 31, 2003, respectively.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2003 and 2004, the Management Development/Compensation Committee approved amendments to certain existing employment agreements to provide that if an executive’s employment is terminated under certain circumstances, the executive may be entitled to continued medical, dental and/or vision coverage, continued vesting in his PARSAP awards and continued vesting and exercisability of the executive’s stock options, and continued coverage under our directors’ and officers’ liability insurance, among other matters. In addition, certain executives may be entitled to retirement payments under a supplemental executive retirement plan.

Financial assurances —

We are required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations for closure and post-closure costs and performance under certain collection, landfill and transfer station contracts. We satisfy the financial assurance requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. Additionally, we are required to provide financial assurances for our insurance program and collateral required for certain performance obligations. During 2004, we expect no material increase in financial assurance obligations.

At December 31, 2003 we had the following financial assurance instruments (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total

Insurance Policies	$903.8	$—	$—	$—	$903.8
Surety Bonds	388.5	549.9	—	—	938.4
Trust Deposits	75.0	—	—	—	75.0
Letters of Credit (1)	403.5	48.1	262.0	123.0	836.6

Total	$1,770.8	$598.0	$262.0	$123.0	$2,753.8

(1)	At December 31, 2003 these amounts were issued under the 2003 Revolver and the institutional letter of credit facility under our 2003 Credit Facility.

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

Guarantees —

We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that may become known in the future but that relate to our activities prior to the divestiture. As of December 31, 2003, we estimate the contingent obligations associated with these indemnifications to be de minimus.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have entered into agreements to guarantee to property owners the value of certain property that is adjacent to landfills. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees have been accounted for in accordance with SFAS No. 5, Accounting for Contingencies, in the consolidated financial statements. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FIN 45 and were not significant in 2003.

16.     Related Party Transactions

Transactions with related parties are entered into only upon approval by a majority of our independent directors and only upon terms comparable to those that would be available from unaffiliated parties. At December 31, 2003 and 2002, respectively, employee loans of $3.0 million and $9.3 million were outstanding to current or former employees.

In April 2003, our Senior Vice President, General Counsel repaid a $215,000 loan from the Company. The loan was made in August 2000.

In February 2003, our Vice Chairman repaid a $3.3 million loan from the Company. The loan was made in July 2001, pursuant to a relocation agreement and was secured by real estate. Interest on the loan was at the applicable federal rate.

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

17.     Segment Reporting

Our revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. We evaluate performance based on several factors, of which the primary financial measure is operating income before depreciation and amortization. Operating income before depreciation and amortization is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. Consistent with our decentralized operating structure, management of the company uses operating income before depreciation and amortization in the evaluation of field operating performance as it represents operational cash flows and is a profit measure of components that are within the control of the operating units. The accounting policies of the business segments are the same as those described in the Organization and Summary of Significant Accounting Policies (See Note 1).

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We manage our operations through four geographic operating segments: Eastern, Southern, Central and Western. Each area is responsible for managing several vertically integrated operations, which are comprised of regions. Results by segment have been restated for previous periods to reflect a change in organizational structure that was effective January 1, 2002. The tables below reflect certain information relating to our continuing operations of our geographic operating segments for the years ended December 31, 2003, 2002 and 2001(in millions):

	Eastern	Southern	Central	Western	Total

2003:
Revenues	$1,431.1	$1,126.6	$1,420.0	$1,231.5	$5,209.2
Operating income before depreciation and amortization	401.3	399.1	469.5	435.8	1,705.7
Depreciation and amortization	130.6	131.7	174.0	101.4	537.7
Total assets	3,815.7	3,534.1	3,283.3	2,745.2	13,378.3
Capital expenditures	111.1	106.1	148.1	118.0	483.3
2002:
Revenues	$1,443.1	$1,139.1	$1,398.5	$1,180.8	$5,161.5
Operating income before depreciation and amortization	421.5	429.9	505.5	417.5	1,774.4
Depreciation and amortization	119.2	111.4	150.1	89.2	469.9
Total assets	3,515.4	3,741.3	3,221.8	2,592.2	13,070.7
Capital expenditures	113.0	127.3	169.8	122.3	532.4
2001:
Revenues	$1,497.3	$1,168.8	$1,381.5	$1,144.2	$5,191.8
Operating income before depreciation and amortization	465.6	484.0	524.1	438.8	1,912.5
Depreciation and amortization	185.3	161.2	195.1	126.5	668.1
Total assets	3,873.6	3,272.7	3,466.6	2,859.1	13,472.0
Capital expenditures	112.4	117.4	157.3	101.5	488.6

Reconciliation of reportable segment primary measure of profitability to income from continuing operations before income taxes and minority interest (in millions):

	Years Ended December 31,

	2003	2002	2001

Total operating income before depreciation and amortization for reportable segments	$1,705.7	$1,774.4	$1,912.5
Other (1)	(125.0)	(85.4)	(80.0)
Depreciation and amortization	546.0	478.5	675.5
Non-cash (gain) loss on divestiture of assets	—	(9.3)	107.0
Equity in earnings of unconsolidated affiliates	—	—	(14.1)
Interest expense and other	832.9	854.0	866.1

Income from continuing operations before income taxes and minority interest	$201.8	$365.8	$198.0

(1) Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on an area basis.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation of reportable segment revenues, depreciation and amortization, capital expenditures and total assets to the consolidated financial statements (in millions):

	Year Ended December 31, 2003

		Depreciation
		and	Capital	Total
	Revenues	Amortization	Expenditures	Assets

For reportable segments	$5,209.2	$537.7	$483.3	$13,378.3
Other (1)	38.5	8.3	8.5	482.6

Total per financial statements	$5,247.7	$546.0	$491.8	$13,860.9

	Year Ended December 31, 2002

		Depreciation
		and	Capital	Total
	Revenues	Amortization	Expenditures	Assets

For reportable segments	$5,161.5	$469.9	$532.4	$13,070.7
Other (1)	29.3	8.6	3.9	858.2

Total per financial statements	$5,190.8	$478.5	$536.3	$13,928.9

	Year Ended December 31, 2001

		Depreciation
		and	Capital	Total
	Revenues	Amortization	Expenditures	Assets

For reportable segments	$5,191.8	$668.1	$488.6	$13,472.0
Other (1)	39.6	7.4	9.3	875.1

Total per financial statements	$5,231.4	$675.5	$497.9	$14,347.1

(1) Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on an area basis.

As a result of the divestiture activity in 2003 and in an effort to continue to align our operating structure in a manner that is consistent with optimal waste flow, we revised the territorial lines that define our four geographic areas effective January 1, 2004. The total number of areas, regions and districts did not change.

Amounts and percentages of our total revenue from continuing operations attributable to services provided (in millions):

	Year Ended December 31,

	2003	2002	2001

Collection
Residential	$1,132.8	$1,112.9	$1,090.2
Commercial	1,373.8	1,397.6	1,392.3
Roll-off (1)	1,185.6	1,203.4	1,245.1
Recycling	202.2	204.0	201.6

Total Collection	3,894.4	3,917.9	3,929.2
Disposal
Landfill	633.4	586.3	608.4
Transfer	400.6	384.7	374.6

Total Disposal	1,034.0	971.0	983.0
Recycling - Commodity	194.8	165.8	154.3
Other	124.5	136.1	164.9

Total Revenues	$5,247.7	$5,190.8	$5,231.4

(1) Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles. Roll-off containers are generally uncovered containers that range in size from 20 to 40 cubic yards.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The revenues, operating income before depreciation and amortization, depreciation and amortization, capital expenditures and total assets reported as discontinued operations up to the divestiture date in 2003 by geographic area are as follows (in millions):

	Eastern	Southern	Central	Western	Total

2003:
Revenues	$84.2	$162.1	$—	$6.4	$252.7
Operating income before depreciation and amortization	20.3	25.3	—	1.7	47.3
Depreciation and amortization	4.6	8.5	—	0.5	13.6
Total assets	—	44.3	—	—	44.3
Capital expenditures	2.1	6.4	—	—	8.5
2002:
Revenues	$117.2	$195.9	$—	$13.4	$326.5
Operating income before depreciation and amortization	16.0	35.5	—	2.7	54.2
Depreciation and amortization	6.3	10.7	—	1.0	18.0
Total assets	47.4	72.9	—	6.9	127.2
Capital expenditures	3.1	2.3	—	0.6	6.0
2001:
Revenues	$117.4	$202.2	$—	$14.3	$333.9
Operating income before depreciation and amortization	25.5	41.8	—	3.7	71.0
Depreciation and amortization	6.8	9.9	—	0.8	17.5
Total assets	56.7	88.8	—	6.1	151.6
Capital expenditures	0.9	2.0	—	0.1	3.0

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     Selected Quarterly Financial Data (unaudited)

The following tables summarize the unaudited consolidated quarterly results of operations as reported for 2003 and 2002. These results differ from previously reported financial information to incorporate the following:

•	to reclassify the results of operations for certain assets which we sold or were held for sale as of December 31, 2003 that met the criteria for discontinued operations in accordance with SFAS 144, and

•	the adoption of SFAS 145 effective January 1, 2003 which requires the reclassification of the write-off of deferred debt issuance costs and other costs incurred in connection with the early extinguishments of debt that were previously properly classified as extraordinary to interest expense and other.

	First	Second	Third	Fourth
(in millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter(1)

2003
Revenues	$1,231.1	$1,342.5	$1,361.6	$1,312.5
Income from continuing operations	27.5	19.1	48.5	16.1
Net income (loss) available to common shareholders	42.2	5.6	11.9	(523.2)
Basic earnings (loss) per common share available to common shareholders:
Income (loss) from continuing operations	0.04	(0.03)	0.11	(2.29)
Net income (loss)	0.22	0.03	0.06	(2.38)
Diluted earnings (loss) per common share available to common shareholders:
Income (loss) from continuing operations	0.04	(0.03)	0.11	(2.29)
Net income (loss)	0.22	0.03	0.06	(2.38)
2002
Revenues	$1,234.1	$1,320.2	$1,346.3	$1,290.2
Income from continuing operations	45.6	48.3	56.9	47.5
Net income available to common shareholders	32.3	34.0	37.3	33.6
Basic earnings per common share available to common shareholders:
Income from continuing operations	0.14	0.15	0.20	0.15
Net income	0.17	0.18	0.20	0.18
Diluted earnings per common share available to common shareholders:
Income from continuing operations	0.14	0.15	0.19	0.14
Net income	0.17	0.18	0.19	0.17

(1) We reduced net income available to shareholders by $496.6 million for the non-cash conversion of the Series A Preferred Stock (see Note 10 for additional discussion).

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.     Condensed Consolidating Financial Statements

The 1998 Senior Notes, 1999 Notes, 2001 Senior Notes, 2002 Senior Notes and 2003 Senior Notes issued by Allied Waste North America, Inc. (Allied NA) (our wholly owned subsidiary) and certain debt of BFI (all of which are no longer registered under the Securities Exchange Act of 1934) are guaranteed by us. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are Condensed Consolidating Balance Sheets as of December 31, 2003 and 2002 and the related Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2003, 2002 and 2001 of Allied Waste Industries, Inc. (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors). In accordance with the SEC’s Rule 3-10 of Regulation S-X, separate financial statements for each of the entities that constitute the non wholly-owned guarantors are presented under Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2003.

CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	December 31, 2003

			Guarantors
	Parent	Issuer	Wholly- Owned	Non Wholly-Owned	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current Assets —
Cash and cash equivalents	$0.1	$3.2	$439.0	$0.2	$2.2	$—	$444.7
Accounts receivable, net	—	—	552.6	—	98.7	—	651.3
Prepaid and other current assets	—	0.1	74.4	37.6	34.3	(37.6)	108.8
Deferred income taxes, net	—	—	74.9	—	5.9	—	80.8

Total current assets	0.1	3.3	1,140.9	37.8	141.1	(37.6)	1,285.6
Property and equipment, net	—	—	3,994.1	—	24.8	—	4,018.9
Goodwill, net	—	—	8,240.6	—	72.4	—	8,313.0
Investment in subsidiaries	2,974.4	13,682.9	353.4	—	—	(17,010.7)	—
Other assets, net	—	112.2	62.5	998.2	155.7	(1,085.2)	243.4

Total assets	$2,974.5	$13,798.4	$13,791.5	$1,036.0	$394.0	$(18,133.5)	$13,860.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long- term debt	$—	$243.2	$6.4	$—	$—	$—	$249.6
Accounts payable	—	0.3	471.7	—	5.5	—	477.5
Accrued closure, post- closure and environmental costs	—	—	20.1	75.1	—	—	95.2
Accrued interest	—	153.5	58.0	—	0.2	(37.6)	174.1
Other accrued liabilities	58.8	18.9	86.1	8.6	180.2	—	352.6
Unearned revenue	—	—	215.5	—	3.3	—	218.8

Total current liabilities	58.8	415.9	857.8	83.7	189.2	(37.6)	1,567.8
Long-term debt, less current portion	—	6,915.5	922.7	—	146.3	—	7,984.5
Deferred income taxes	—	—	138.3	—	(9.8)	—	128.5
Accrued closure, post- closure and environmental costs	—	—	328.0	459.3	2.8	—	790.1
Due to/(from) parent	381.6	3,470.5	(3,682.6)	108.7	(278.2)	—	—
Other long-term obligations	16.4	46.5	1,815.1	36.1	48.6	(1,090.4)	872.3
Commitments and contingencies
Stockholders’ Equity	2,517.7	2,950.0	13,412.2	348.2	295.1	(17,005.5)	2,517.7

Total liabilities and stockholders’ equity	$2,974.5	$13,798.4	$13,791.5	$1,036.0	$394.0	$(18,133.5)	$13,860.9

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	December 31, 2002

			Guarantors
	Parent	Issuer	Wholly- Owned	Non- Wholly-Owned	Non- Guarantors	Eliminations	Consolidated

ASSETS
Current Assets —
Cash and cash equivalents	$0.1	$5.4	$171.4	$0.9	$1.6	$—	$179.4
Accounts receivable, net	—	—	639.9	—	12.2	—	652.1
Prepaid and other current assets	—	—	98.7	37.6	37.5	(37.6)	136.2
Deferred income taxes, net	—	—	100.2	—	4.2	—	104.4

Total current assets	0.1	5.4	1,010.2	38.5	55.5	(37.6)	1,072.1
Property and equipment, net	—	—	3,985.5	—	20.2	—	4,005.7
Goodwill, net	—	—	8,458.0	—	72.4	—	8,530.4
Investment in subsidiaries	3,510.7	12,527.3	278.6	—	—	(16,316.6)	—
Other assets, net	—	146.7	158.7	998.3	113.7	(1,096.7)	320.7

Total assets	$3,510.8	$12,679.4	$13,891.0	$1,036.8	$261.8	$(17,450.9)	$13,928.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long- term debt	$—	$—	$163.5	$—	$—	$—	$163.5
Accounts payable	—	0.8	408.6	—	4.6	—	414.0
Accrued closure, post-closure and environmental costs	—	—	50.7	44.6	—	—	95.3
Accrued interest	—	157.2	62.4	—	—	(37.6)	182.0
Other accrued liabilities	50.4	—	173.5	16.1	139.3	—	379.3
Unearned revenue	—	—	213.3	—	2.4	—	215.7

Total current liabilities	50.4	158.0	1,072.0	60.7	146.3	(37.6)	1,449.8
Long-term debt, less current portion	—	7,807.0	911.7	—	—	—	8,718.7
Deferred income taxes	—	—	61.3	—	(9.9)	—	51.4
Accrued closure, post-closure and environmental costs	—	—	313.0	548.4	2.6	—	864.0
Due to/(from) parent	1,509.2	1,103.5	(2,674.3)	119.6	(58.0)	—	—
Other long-term obligations	15.2	125.8	1,835.2	34.0	—	(1,101.2)	909.0
Commitments and contingencies
Series A Senior Convertible Preferred Stock	1,246.9	—	—	—	—	—	1,246.9
Stockholders’ Equity	689.1	3,485.1	12,372.1	274.1	180.8	(16,312.1)	689.1

Total liabilities and stockholders’ equity	$3,510.8	$12,679.4	$13,891.0	$1,036.8	$261.8	$(17,450.9)	$13,928.9

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31, 2003

			Guarantors
	Parent	Issuer	Wholly- Owned	Non- Wholly-Owned	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$5,037.0	$—	$210.7	$—	$5,247.7
Cost of operations	—	(0.1)	3,005.0	24.3	160.9	—	3,190.1
Selling, general and administrative expenses	16.5	—	446.0	0.6	13.8	—	476.9
Depreciation and amortization	—	—	541.4	—	4.6	—	546.0

Operating (loss) income	(16.5)	0.1	1,044.6	(24.9)	31.4	—	1,034.7
Equity in earnings of subsidiaries	(95.0)	(563.0)	(62.7)	—	—	720.7	—
Interest expense (income) and other	1.2	757.0	81.8	—	(7.1)	—	832.9
Intercompany interest expense (income)	(69.7)	22.9	126.1	(71.5)	(7.8)	—	—
Management fees	(5.0)	—	4.0	—	1.0	—	—

Income (loss) before income taxes	152.0	(216.8)	895.4	46.6	45.3	(720.7)	201.8
Income tax expense (benefit)	23.3	(311.9)	341.0	18.6	17.7	—	88.7
Minority interest	—	—	1.2	—	0.7	—	1.9

Net income from continuing operations	128.7	95.1	553.2	28.0	26.9	(720.7)	111.2
Discontinued operations, net of tax	—	—	(11.5)		—	—	(11.5)
Cumulative effect of accounting change, net of tax	29.0	—	(6.3)	35.3	—	(29.0)	29.0

Net income	157.7	95.1	535.4	63.3	26.9	(749.7)	128.7
Dividends on preferred stock	(95.6)	—	—	—	—	—	(95.6)
Non-cash conversion of Series A Preferred Stock	(496.6)	—	—	—	—	—	(496.6)
Changes in redemption value of Class B common stock	—	—	—	(0.6)	—	0.6	—

Net income (loss) available to common shareholders	$(434.5)	$95.1	$535.4	$62.7	$26.9	$(749.1)	$(463.5)

	Year Ended December 31, 2002

			Guarantors
	Parent	Issuer	Wholly- Owned	Non- Wholly-Owned	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$4,982.6	$—	$208.2	$—	$5,190.8
Cost of operations	—	—	2,844.6	43.4	151.1	—	3,039.1
Selling, general and administrative expenses	11.9	0.5	442.1	0.7	7.5	—	462.7
Depreciation and amortization	—	—	463.9	—	14.6	—	478.5
Non-cash gain on divestiture of assets	—	—	(9.3)	—	—	—	(9.3)

Operating (loss) income	(11.9)	(0.5)	1,241.3	(44.1)	35.0	—	1,219.8
Equity in earnings of subsidiaries	(187.6)	(620.1)	(18.6)	—	—	826.3	—
Interest expense (income) and other	1.6	751.7	106.6	—	(5.9)	—	854.0
Intercompany interest expense (income)	(56.0)	(24.0)	150.6	(71.9)	1.3	—	—
Management fees	(5.0)	—	4.0	—	1.0	—	—

Income (loss) before income taxes	235.1	(108.1)	998.7	27.8	38.6	(826.3)	365.8
Income tax expense (benefit)	20.0	(291.3)	408.8	11.1	17.0	—	165.6
Minority interest	—	—	1.9	—	—	—	1.9

Net income from continuing operations	215.1	183.2	588.0	16.7	21.6	(826.3)	198.3
Discontinued operations, net of tax	—	—	16.8	—	—	—	16.8

Net income	215.1	183.2	604.8	16.7	21.6	(826.3)	215.1
Dividends on preferred stock	(77.9)	—	—	—	—	—	(77.9)
Changes in redemption value of Class B common stock	—	—	—	1.9	—	(1.9)	—

Net income available to common shareholders	$137.2	$183.2	$604.8	$18.6	$21.6	$(828.2)	$137.2

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31, 2001

			Guarantors
	Parent	Issuer	Wholly- Owned	Non- Wholly-Owned	Non- Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$5,029.3	$—	$202.1	$—	$5,231.4
Cost of operations	—	—	2,819.6	18.4	126.2	—	2,964.2
Selling, general and administrative expenses	10.9	—	417.1	0.7	6.0	—	434.7
Depreciation and amortization	—	—	433.9	—	14.9	—	448.8
Goodwill amortization	—	—	224.6	—	2.1	—	226.7
Non-cash loss on divestiture of assets	—	—	107.0	—	—	—	107.0

Operating (loss) income	(10.9)	—	1,027.1	(19.1)	52.9	—	1,050.0
Equity in earnings of unconsolidated affiliates	—	—	(14.1)	—	—	—	(14.1)
Equity in earnings of subsidiaries	(15.9)	(455.9)	(28.2)	—	—	500.0	—
Interest expense and other	0.3	775.6	87.7	—	2.5	—	866.1
Intercompany interest expense (income)	(78.8)	(38.1)	188.9	(73.1)	1.1	—	—
Management fees	(5.0)	—	4.3	—	0.7	—	—

Income (loss) before income taxes	88.5	(281.6)	788.5	54.0	48.6	(500.0)	198.0
Income tax expense (benefit)	30.0	(291.3)	383.6	21.6	18.5	—	162.4
Minority interest	—	—	3.7	—	—	—	3.7

Net income from continuing operations	58.5	9.7	401.2	32.4	30.1	(500.0)	31.9
Discontinued operations, net of tax	—	—	26.6	—	—	—	26.6

Net income	58.5	9.7	427.8	32.4	30.1	(500.0)	58.5
Dividends on preferred stock	(73.0)	—	—	—	—	—	(73.0)
Changes in redemption value of Class B common stock	—	—	—	(4.2)	—	4.2	—

Net income (loss) available to common shareholders	$(14.5)	$9.7	$427.8	$28.2	$30.1	$(495.8)	$(14.5)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2003

			Guarantors
	Parent	Issuer	Wholly-Owned	Non- Wholly-Owned	Non- Guarantors	Eliminations	Consolidated

Cash provided by (used for) operating activities from continuing operations	$(98.5)	$(575.1)	$1,350.8	$10.2	$96.5	$—	$783.9
Investing activities –
Proceed from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	250.0	—	—	—	250.0
Proceeds from sale of fixed assets	—	—	17.5	—	—	—	17.5
Capital expenditures, excluding acquisitions	—	—	(483.7)	—	(8.1)	—	(491.8)
Capitalized interest	—	—	(15.7)	—	—	—	(15.7)
Change in deferred acquisitions costs, notes receivable and other	—	—	(8.4)	—	—	—	(8.4)

Cash used for investing activities from continuing operations	—	—	(240.3)	—	(8.1)	—	(248.4)

Financing activities —
Net proceeds from sale of Series C Preferred Stock	333.1	—	—	—	—	—	333.1
Proceeds from long-term debt, net of issuance costs	—	2,870.9	—	—	166.2	—	3,037.1
Repayments of long-term debt	—	(3,570.7)	(164.0)	—	(19.9)	—	(3,754.6)
Payments of Series C Preferred Stock cash dividend	(10.2)	—	—	—	—	—	(10.2)
Change in disbursement account	—	—	10.5	—	—	—	10.5
Net proceeds from sale of common stock, exercise of stock options and other	98.4	—	—	—	—	—	98.4
Intercompany between issuer and subsidiary	(322.8)	1,272.7	(704.9)	(10.9)	(234.1)	—	—

Cash (used for) provided by financing activities from continuing operations	98.5	572.9	(858.4)	(10.9)	(87.8)	—	(285.7)

Cash provided by discontinued operations	—	—	15.5	—	—	—	15.5

Increase (decrease) in cash and cash equivalents	—	(2.2)	267.6	(0.7)	0.6	—	265.3
Cash and cash equivalents, beginning of year	0.1	5.4	171.4	0.9	1.6	—	179.4

Cash and cash equivalents, end of year	$0.1	$3.2	$439.0	$0.2	$2.2	$—	$444.7

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2002

			Guarantors
	Parent	Issuer	Wholly- Owned	Non- Wholly-Owned	Non- Guarantors	Eliminations	Consolidated

Cash provided by (used for) operating activities from continuing operations	$(2.8)	$104.0	$864.2	$(19.6)	$30.8	$—	$976.6
Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	31.2	—	—	—	31.2
Capital expenditures, excluding acquisitions	—	—	(338.1)	—	(198.2)	—	(536.3)
Capitalized interest	—	—	(20.6)	—	—	—	(20.6)
Proceeds from sale of fixed assets	—	—	27.2	—	1.4	—	28.6
Change in deferred acquisition costs, notes receivable and other	—	—	(22.4)	—	—	—	(22.4)

Cash used for investing activities from continuing operations	—	—	(322.7)	—	(196.8)	—	(519.5)

Financing activities —
Net proceeds from sale of common stock, exercise of stock options and other	2.8	—	—	—	—	—	2.8
Change in disbursement account	—	—	(87.1)	—	—	—	(87.1)
Proceeds from long-term debt, net of issuance costs	—	861.7	(10.1)	—	192.7	—	1,044.3
Repayments of long-term debt	—	(1,167.7)	(267.8)	—	(12.0)	—	(1,447.5)
Intercompany between issuer and subsidiary	—	198.5	(170.0)	18.7	(47.2)	—	—

Cash provided by (used for) financing activities from continuing operations	2.8	(107.5)	(535.0)	18.7	133.5	—	(487.5)

Cash provided by discontinued operations	—	—	52.2	—	—	—	52.2

Increase (decrease) in cash and cash equivalents	—	(3.5)	58.7	(0.9)	(32.5)	—	21.8
Cash and cash equivalents, beginning of year	0.1	8.9	112.7	1.8	34.1	—	157.6

Cash and cash equivalents, end of year	$0.1	$5.4	$171.4	$0.9	$1.6	$—	$179.4

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2001

			Guarantors
	Parent	Issuer	Wholly- Owned	Non- Wholly-Owned	Non- Guarantors	Eliminations	Consolidated

Cash provided by (used for) operating activities from continuing operations	$(7.2)	$(553.9)	$1,398.1	$(24.7)	$35.3	$—	$847.6
Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	110.4	—	—	—	110.4
Accruals for acquisition price and severance costs	—	—	(1.7)	—	—	—	(1.7)
Capital expenditures, excluding acquisitions	—	—	(272.2)	—	(225.7)	—	(497.9)
Capitalized interest	—	—	(45.7)	—	—	—	(45.7)
Proceeds from sale of fixed assets	—	—	29.1	—	0.2	—	29.3
Change in deferred acquisition costs, notes receivable and other	—	—	(28.0)	—	1.3	—	(26.7)

Cash used for investing activities from continuing operations	—	—	(208.1)	—	(224.2)	—	(432.3)

Financing activities —
Net proceeds from sale of common stock, exercise of stock options and other	6.4	—	—	—	—	—	6.4
Proceeds from long-term debt, net of issuance costs	—	2,729.0	(42.2)	—	69.0	—	2,755.8
Repayments of long-term debt	—	(3,180.4)	(13.1)	—	(3.1)	—	(3,196.6)
Intercompany between issuer and subsidiaries	—	1,011.5	(1,193.3)	25.3	156.5	—	—

Cash provided by (used in) financing activities from continuing operations	6.4	560.1	(1,248.6)	25.3	222.4	—	(434.4)

Cash provided by discontinued operations	—	—	57.5	—	—	—	57.5

Increase (decrease) in cash and cash equivalents	(0.8)	6.2	(1.1)	0.6	33.5	—	38.4
Cash and cash equivalents, beginning of year	0.9	2.7	113.8	1.2	0.6	—	119.2

Cash and cash equivalents, end of year	$0.1	$8.9	$112.7	$1.8	$34.1	$—	$157.6

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.     Subsequent Events

In January 2004, we issued $400 million of 5.75% senior notes due 2011 and $425 million of 6.125% senior notes due 2014 in a private placement under Rule 144A of the Securities Act of 1933. We will use the proceeds from the sale of these notes to redeem $825 million of our 7.875% senior notes due 2009 at a redemption price of 103.9375%. We will initiate the registration of these notes with the SEC under the Securities Act of 1933 as soon as it is practical.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, evaluated, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective, with the exception described below. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In the ordinary course of business, we engage in a variety of acquisition and divestiture transactions, in which we buy and sell assets or stock. In early 2004, senior management determined that the contracts related to an August 2003 acquisition and divestiture transaction with Waste Industries USA, Inc. reflected pricing that exceeded our original transaction terms. As a result, management adjusted the purchase price downward by $4 million on both the acquisition and divestiture transactions, and made corresponding accounting adjustments to the value of the assets as recorded on our third quarter financial statements. This adjustment had no net impact on our cash flows, but resulted in a negative impact of approximately $1 million as reflected in our previously reported fourth quarter earnings. Following a review of similar acquisition and divestiture transactions in 2001, 2002 and 2003, management determined that this was an isolated incident and no additional adjustments were necessary. We plan to discuss these matters with the SEC staff. During the first quarter of 2004, we have made improvements to our internal business controls as they relate to acquisition and divestiture transaction approvals.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

Information about each member of our Board of Directors is set forth below:

Director Name	Position Held	Age	Since

Thomas H. Van Weelden	Chairman of the Board of Directors, Chief Executive Officer and President	49	1992
Robert M. Agate	Director	67	2000
Leon D. Black	Director	52	2000
James W. Crownover	Director	60	2002
Michael S. Gross	Director	42	1997
Dennis R. Hendrix	Director	64	1997
J. Tomilson Hill	Director	55	2002
Lawrence V. Jackson	Director	50	2003
Nolan Lehmann	Director	59	1990
Howard A. Lipson	Director	40	1997
Antony P. Ressler	Director	43	1997
Warren B. Rudman	Director	73	1997

Thomas H. Van Weelden joined Allied in January 1992 as its Vice President - Development, and was promoted to President and Chief Operating Officer in December 1992. Mr. Van Weelden was promoted to Chief Executive Officer in July 1997 and was appointed Chairman of the Board of Directors in December 1998. Mr. Van Weelden re-assumed the position of President in October 2001. He was first elected a Director in March 1992.

Robert M. Agate has served as a Director since May 2000. Mr. Agate also serves on the Board of Directors of the Timberland Company. Prior to that, Mr. Agate was a Senior Executive Vice President of the Colgate-Palmolive Company (Colgate). Mr. Agate joined Colgate in 1961 as an Assistant Accountant in the United Kingdom. Over the course of his career, Mr. Agate has served as the Chief Financial Officer of Colgate operations in India, Malaysia, the United Kingdom and Australia. Later he served as Controller of the European Division and Controller of the Kendall Company (a subsidiary of Colgate). In 1984, Mr. Agate was promoted to Vice President and Corporate Controller of Colgate and in 1987 he was promoted to Chief Financial Officer. Mr. Agate retired from Colgate in 1996. Mr. Agate has been a United Kingdom chartered accountant since 1958.

Leon D. Black has served as a Director since May 2000. Mr. Black is one of the founding principals of Apollo Advisors, L.P. (Apollo), which, together with its affiliates, acts as the managing general partner of the Apollo Investment Funds, private securities investment funds that hold investments in Allied. Mr. Black is also a Director of AMC Entertainment, Inc., Sequa Industries, Inc., Sirius Satellite Radio, Inc., United Rentals, Inc., and Wyndham International, Inc. He also serves as a trustee of The Museum of Modern Art, Mount Sinai-NYU Medical Center, Lincoln Center for the Performing Arts, The Metropolitan Museum of Art, The Jewish Museum, Prep for Prep, The Asia Society and Dartmouth College. Mr. Black is the brother-in-law of Mr. Ressler who also serves as an Allied Director.

James W. Crownover has served as a Director since December 2002. Mr. Crownover completed a 30-year career with McKinsey & Company, Inc. (McKinsey) when he retired in 1998. He headed the firm’s Southwest practice for many years, and also co-headed the firm’s worldwide energy practice. In addition, he served as a member of McKinsey’s Board of Directors. Mr. Crownover is a graduate of Rice University and received a Masters of Business Administration degree from Stanford Graduate School of Business. He is a member of the Boards of Directors of Unocal Corporation, Great Lakes Chemical Corporation, and Weingarten Realty Investors. He is also a Board Member of Rice University, St. John’s School, Houston Grand Opera and the Houston United Way.

Michael S. Gross has served as a Director since May 1997. Mr. Gross is one of the founding principals of Apollo, which, together with its affiliates, acts as the managing general partner of the Apollo Investment Funds, private securities investment funds that holds investments in Allied. Mr. Gross is also a Director of Pacer International, Inc., SAKS Inc., SkyTerra Communications, Inc., and United Rentals, Inc. Mr. Gross is also the Chairman of the Board of Mt. Sinai Children’s Center Foundation, is a trustee of the Trinity School, and is a member of the Corporate Advisory Board for the University of Michigan Business School.

Dennis R. Hendrix has served as a Director since July 1997 and was appointed Lead Director in December 2002. From November 1990 until his retirement in April 1997, he served as Chairman of the Board of Directors of PanEnergy Corp. (PanEnergy) and as PanEnergy’s Chief Executive Officer from November 1990 until April 1995. Mr. Hendrix was President and Chief Executive Officer of Texas Eastern Corporation from 1986 to 1989. Mr. Hendrix also serves as a Director of Newfield Exploration Company and Grant Prideco, Inc..

J. Tomilson Hill has served as a Director since January 2002. Mr. Hill has held the position of Senior Managing Director of The Blackstone Group L.P. (Blackstone) since 1993, and is currently Vice Chairman and Senior Managing Director of Blackstone and President and Chief Executive Officer of Blackstone Alternative Asset Management. Blackstone holds investments in Allied. He is a member of the Council of Foreign Relations, where he chairs the Investment Subcommittee of the Finance and Budget Committee, is Vice Chairman of the Board of Directors of Lincoln Center Theater, and trustee of the Nightingale-Bamford School and Milton Academy. Mr. Hill is also a member of the Board of Directors of the Smithsonian’s Hirshhorn Museum and Sculpture Garden where he serves as Vice Chairman.

Lawrence V. Jackson has served as a Director since January 2003. Mr. Jackson has been President of Dollar General Corporation since September 2003. Previously, Mr. Jackson served as Senior Vice President-Supply Operations for Safeway, Inc., from 1997 to 2003 and worked for PepsiCo, Inc. from 1981 to 1997 in various senior positions for PepsiCo Food Systems. He is a graduate of Harvard University and the Harvard Business School, where he earned a Masters of Business Administration degree in Marketing. Mr. Jackson also serves as a Director of Radio Shack Corporation and Parsons Corporation.

Nolan Lehmann has served as a Director since October 1990. From 1983 to the present, Mr. Lehmann has served as President of Equus Capital Management Corporation, a registered investment advisor, and from 1991 to the present, he has been President and a Director of Equus II Incorporated, a registered public investment company whose stock is traded on the New York Stock Exchange. Mr. Lehmann is a director of Child Advocates of Harris County and also serves as a Director of several private corporations. Mr. Lehmann is a certified public accountant.

Howard A. Lipson has served as a Director since May 1997. Mr. Lipson currently serves as Senior Managing Director of Blackstone, which he joined in 1988. Prior to joining Blackstone, Mr. Lipson was a member of the Mergers and Acquisition Group of Salomon Brothers, Inc. Mr. Lipson is also a director of Universal Orlando, MegaBloks, Columbia House, and is a member of the Advisory Committee of Graham Packaging Company.

Antony P. Ressler has served as a Director since May 1997. Mr. Ressler co-founded Ares Management, L.P. (together with its affiliates “Ares”) in 1997, the general partner of the Ares Funds, including Ares Leveraged Investment Funds I-VIII private securities investment funds focused primarily on bank loans and high yield securities and the Ares Corporate Opportunities Fund (ACOF) a private equity fund focused on making control oriented equity investments in undercapitalized middle market companies. He also co-founded Apollo in 1990, general partner of the Apollo Investment Funds, private investment funds focused primarily on making control oriented equity investments. Prior to 1990, Mr. Ressler served as a Senior Vice President in the High Yield Bond Department of Drexel Burnham Lambert Incorporated, with responsibility for the New Issue/Syndicate Desk. Mr. Ressler also serves on the board of directors for Samsonite Corporation. Mr. Ressler is on the Board of Directors of the Alliance for Student Achievement and a member of the Board of Trustees of the Center for Early Education. Mr. Ressler is also one of the founding members of the Board of the Painted Turtle Camp, the Southern California chapter of The Hole in the Wall Gang Camps. Mr. Ressler is the brother-in-law of Mr. Black who also serves as an Allied Director.

Warren B. Rudman has served as a Director since July 1997. Mr. Rudman is Of Counsel at the law firm of Paul, Weiss, Rifkind, Wharton and Garrison LLP where he was a partner from 1993 through 2002. From 1980 until 1992, Mr. Rudman served as a United States Senator from New Hampshire. While in the Senate, Mr. Rudman was Chairman and Vice Chairman of the Ethics Committee and also served on the Appropriations Committee, the Intelligence Committee, the Governmental Affairs Committee and was Vice Chair of the Senate Iran-Contra Committee. He is also a Director of the Chubb Corporation, Collins & Aikman, Boston Scientific, several funds of the Dreyfus Corporation and is the Lead Director of Raytheon Company. Mr. Rudman has served as Chairman of the President’s Foreign Intelligence Advisory Board, is Co-Chair of the Concord Coalition, and also serves on the Board of the Council on Foreign Relations, and the Senior Advisory Committee of the Institute of Politics of the Kennedy School of Government.

Messrs. Black, Gross, Hill, Lipson and Ressler were elected under a provision of the Amended and Restated Shareholder’s Agreement. See “Certain Relationships and Related Transactions” under Item 13.

Executive Officers

Our executive officers serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board of Directors at its first meeting following the annual meeting of stockholders. Following is a list of all of our executive officers, and biographical information about our officers follows the table:

Name	Age	Position Held

Thomas H. Van Weelden	49	Chairman of the Board of Directors, Chief Executive Officer and President
Thomas W. Ryan	57	Executive Vice President and Vice Chairman
Donald W. Slager	41	Executive Vice President and Chief Operating Officer
Peter S. Hathaway	48	Executive Vice President and Chief Financial Officer
Steven M. Helm	55	Senior Vice President, General Counsel and Corporate Secretary

For biographical information about Mr. Van Weelden see “Directors”.

Thomas W. Ryan was elected Executive Vice President and Vice Chairman in June 2003 and previously served the company as Chief Financial Officer from August 2000 to June 2003. Prior to joining Allied, Mr. Ryan served as Executive Vice President and CFO of Federal-Mogul Corporation, a manufacturer and distributor of vehicular and industrial components until March 2000. He was the Vice-President and CFO for Tenneco Automotive for two years beginning in 1995. From 1985 through 1995, Mr. Ryan was Vice President, Treasurer and Controller of A.O. Smith Corporation, and from 1973 through 1985, held various senior financial positions at American Motors (Jeep) Corporation.

Donald W. Slager has served as Executive Vice President and Chief Operating Officer since June 2003 and as Senior Vice President, Operations of Allied from December 2001 to June 2003. Previously, Mr. Slager served as Vice President – Operations from February 1998 to December 2001, Assistant Vice President – Operations from June 1997 to February 1998 and Regional Vice President of the West Region from June 1996 to June 1997. Mr. Slager also served as District Manager for the Chicago Metro District from 1992 to 1996. Before Allied’s acquisition of National Waste Services in 1992, he served at National Waste Services as General Manager from 1990 to 1992 and in other management positions with the company since 1985.

Peter S. Hathaway has served as Executive Vice President and Chief Financial Officer since June 2003. Previously, Mr. Hathaway served as Senior Vice President, Finance from August 2000 to June 2003, Chief Accounting Officer from February 1995 to January 2001, and as a Vice President from May 1996 to August 2000. From May 1996 through April 1997, Mr. Hathaway also served as Treasurer. From September 1991 through February 1995, he was employed by BFI as Controller and Finance Director for certain Italian operations and held responsibilities for the acquisition, reorganization and integration, controller, and financing functions. From 1979 through September 1991, Mr. Hathaway served in the audit division of Arthur Andersen LLP in Colorado, Italy and Connecticut, most recently in the position of Senior Manager.

Steven M. Helm has served as Senior Vice President, General Counsel, and Corporate Secretary since June 2003. Previously, Mr. Helm served as Vice President, Legal and Corporate Counsel from May 1996 to June 2003. Mr. Helm joined Allied in July 1995 as Corporate Counsel. Prior to joining Allied, Mr. Helm was a partner with the law firm of Dukes, Martin, Helm and Ryan Ltd. in Illinois from 1978 to July 1995.

Audit Committee

The Audit Committee is established in accordance with Section 3(a)(58) of the Securities Exchange Act of 1934 (the Exchange Act) and operates under a written charter that has been adopted by the Board of Directors. The Audit Committee assists the Board of Directors in its oversight of our financial reporting process and consists of Robert M. Agate, Chairman of the Audit Committee, James W. Crownover, Dennis R. Hendrix and Nolan Lehmann.

Audit Committee Financial Expert

The Board of Directors has determined that Robert M. Agate, Chairman of the Audit Committee, qualifies as an “audit committee financial expert” under the Securities and Exchange Commission’s (SEC) definition. Mr. Agate is also independent as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Additionally, the Board of Directors has also determined that other members of the Audit Committee also satisfy the criteria adopted by the SEC for an audit committee financial expert. All Audit Committee members possess the required level of financial literacy and at least one member meets the current standard of requisite financial management expertise as required by the NYSE.

Code of Ethics

We have adopted a Code of Ethics for our executive and senior financial officers, violations of which are required to be reported to the Audit Committee. The Code of Ethics is filed as Exhibit 14 to this Form 10-K and is posted on our website, www.alliedwaste.com.

Shareholder Director Recommendation Policy

The Governance Committee will consider director candidates recommended by shareholders. Written recommendations must include (1) the shareholder’s name, address, and relationship to the nominee, (2) the number of shares held by the shareholder, with the understanding that the number of shares held must be at least 2% or more of the outstanding shares of Allied and have been held by the shareholder for one year or more, (3) a written statement from the shareholder and a statement from the nominee, consenting to be named as a candidate and, if nominated and elected, to serve as a director, and (4) contact, biographical and business experience information regarding the nominee. A shareholder recommendation for a director candidate is not the same as a shareholder nomination for a director as provided for in our by-laws.

Shareholder-recommended director candidates are evaluated on the same basis as all other candidates. In determining whether to nominate a candidate for director, the Governance Committee will consider the candidate’s business experience and judgment, diversity, business and functional skills, integrity, financial literacy, time, other board appointments, public policy and government experience and degree of independence from management. The Governance Committee also will consider the current needs for the Board. The Governance Committee may, in its discretion, interview any shareholder-recommended director candidate before recommending him or her for nomination to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) reports they file.

Based solely on a review of the forms we have received or prepared, we believe that during the year ended December 31, 2003, all filing requirements applicable to the directors, executive officers and greater than 10% stockholders were timely met.

Item 11. Executive Compensation

Summary of Executive Compensation. The following table provides summary information about compensation paid to or earned during the fiscal years ended December 31, 2003, 2002 and 2001 for our Chief Executive Officer and for each of the four other most highly compensated executive officers serving at the end of the fiscal year ended December 31, 2003 (the Named Executive Officers):

					Long-Term Compensation
	Annual Compensation				Awards

						Securities
					Restricted	Underlying
				Other Annual	Stock	Options/	All Other
Name and Position	Year	Salary(1)	Bonus (1)(2)	Compensation(3)	Award(4)	SARs(#)	Compensation(5)

Thomas H. Van Weelden	2003	$1,226,300	$367,890	$92,310	—	—	$1,078,559
Chairman of the Board of	2002	1,202,255	196,500	246,386	—	225,000	265,612
Directors, Chief	2001	1,202,255	—	42,622	—	—	152,572
Executive Officer and President
Thomas W. Ryan	2003	571,990	172,508	32,522	—	—	117,360
Executive Vice President	2002	563,750	140,937	39,540	—	75,000	5,107
and Vice Chairman	2001	563,750	—	10,515	—	—	89,622
Donald W. Slager	2003	587,356	210,000	56,641	—	150,000	55,171
Executive Vice President	2002	461,250	115,250	31,906	—	75,000	26,091
and Chief Operating	2001	461,250	—	20,972	—	—	26,535
Officer
Peter S. Hathaway	2003	495,254	157,500	24,130	—	100,000	—
Executive Vice President	2002	425,250	57,625	21,159	—	60,000	—
and Chief Financial	2001	425,250	—	15,384	—	—	—
Officer
Steven M. Helm	2003	405,593	122,324	26,749	—	—	—
Senior Vice President,	2002	399,750	99,938	27,905	—	40,000	13,603
General Counsel	2001	399,750	—	14,164	—	—	—
and Corporate Secretary

(1)	A portion of Mr. Van Weelden’s salary and bonus as reported above has been contributed to charitable organizations in lieu of payment to Mr. Van Weelden.

(2)	The 2003 bonus has been calculated and included as 2003 bonus, however, this amount will not be paid until 2004. The 2002 bonus was calculated and paid in 2003 and is being included in the year in which it was earned.

(3)	For Mr. Van Weelden, the amounts include $61,598, $105,476 and $114,241 for costs incurred in connection with the personal use of our aircraft during 2003, 2002 and 2001, respectively. For Mr. Slager, the 2003 amount includes $35,584 for costs incurred in connection with the personal use of our aircraft. The remaining amounts for all of the executive officers include other perquisites and personal benefits such as automobile allowance, personal use of our aircraft, club dues, relocation reimbursement, and income tax and planning services that did not exceed, in the aggregate for the individual officers, the minimum reportable amount.

In addition to the compensation discussed in the table above, the Chief Executive Officer and the Named Executive Officers earned equity compensation under a long-term incentive plan. See “Long-Term Incentive Plan – Awards in Last Fiscal Year.”

(4)	Restricted stock was issued during April 2000 at a price of $5.875 for Messrs. Van Weelden, Slager, Hathaway, and Helm and during July 2000 at a price of $9.625 for Messrs. Ryan and Hathaway. The value of the restricted stock at December 31, 2003, based on a closing price of $13.88 per share of the common stock, was $22.2 million, $3.5 million, $4.7 million, $4.7 million and $2.9 million for Messrs. Van Weelden, Ryan, Slager, Hathaway, and Helm, who hold 1,600,000 shares, 250,000 shares, 340,000 shares, 340,000 shares, and 212,000 shares, respectively. Under the terms of the restricted stock agreements the individuals become partially vested after six years (20% after six years and 20% each year thereafter until fully vested after ten years). None of the shares were vested as of December 31, 2003. In February 2004, the Management Development/Compensation Committee approved the amendment of the restricted stock agreements, effective July 1, 2004, to provide that the individuals become partially vested after four years (one-seventh after four years and one-seventh each year thereafter until fully vested after ten years). In addition, the Management Development/Compensation Committee in February 2004 approved the issuance of 50,000, 41,667, 20,000, 25,000 and 13,333 restricted stock units to Messrs. Van Weelden, Slager, Ryan, Hathaway and Helm, respectively, which vest over a three year period.

(5)	For Mr. Van Weelden, the 2003 and 2002 amounts include $1,078,559 and $129,342, respectively, for the value realized from the exercise of stock options issued by us. Amounts consist of interest forgiven annually by us related to loans made in 1996 to Mr. Van Weelden of $136,270 in 2002 and $152,572 in 2001. For Mr. Ryan, the 2003, 2002 and 2001 amounts represent reimbursement of certain relocation expenses paid by us. For Mr. Slager, the 2003 amount includes $29,080 for the value realized from the exercise of stock options issued by us. Amounts for 2003, 2002 and 2001 for Mr. Slager consists of principal amounts forgiven of $26,091, $26,091 and $26,535, respectively, related to a loan made in 1996. Mr. Helm’s amount for 2002 includes interest forgiven annually by us in the amount of $13,603 related to a loan made in August 2000 that was repaid in 2003.

Option Grants in Last Fiscal Year. The following table provides information with respect to options granted to the Chief Executive Officer and to each of the Named Executive Officers during the fiscal year ended December 31, 2003 under our 1991 Incentive Stock Plan, the 1993 Incentive Stock Plan, and the 1994 Incentive Stock Plan (individually, the 1991 Plan, the 1993 Plan, and the 1994 Plan, and collectively, the Incentive Stock Plan):

Potential
	Number of	Percent of Total			Realizable Value at Assumed
	Securities	Options/SARs			Annual Rates of Stock Price
	Underlying	Granted	Exercise or		Appreciation for Option Term (2)
	Options/SARs	to Employees	Base Price	Expiration
Name and Position	Granted (#)(1)	in Fiscal Year	(Per Share)	Date	5%	10%

Thomas H. Van Weelden	—	—%	$—	—	$—	$—
Chairman of the Board of Directors, Chief Executive Officer and President
Thomas W. Ryan	—	—%	—	—	—	—
Executive Vice President and Vice Chairman
Donald W. Slager	150,000	5%	9.03	5/22/13	962,155	2,510,047
Executive Vice President and Chief Operating Officer
Peter S. Hathaway	100,000	4%	9.03	5/22/13	641,436	1,673,364
Executive Vice President and Chief Financial Officer
Steven M. Helm	—	—%	—	—	—	—
Senior Vice President, General Counsel and Corporate Secretary

(1)	Options granted under any of the Incentive Stock Plans become immediately exercisable on the occurrence of a change in control (as defined in the Incentive Stock Plans). These options vest over a period of three years.

(2)	Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% stock price appreciation rates are provided in accordance with the rules of the SEC and do not represent our estimate or projection of the future price of our Common Stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of our Common Stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year Ended Option Values. The following table provides information with respect to options exercised during the fiscal year ended December 31, 2003 by the Chief Executive Officer and each of the other Named Executive Officers:

			Number of		Value of Unexercised
			Securities Underlying		In-the-Money
			Unexercised Options/SARs		Options/SARs at
	Shares		At Fiscal Year-End (#)		Fiscal Year-End (1)
	Acquired on	Value
Name	Exercise (#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Thomas H. Van Weelden	166,419	$1,078,559	1,985,000	150,000	$6,862,352	$534,000
Thomas W. Ryan	—	—	156,250	93,750	647,469	364,156
Donald W. Slager	4,767	29,080	441,333	200,000	852,689	905,500
Peter S. Hathaway	—	—	445,000	140,000	974,657	627,400
Steven M. Helm	—	—	428,333	26,667	1,109,694	94,935

(1)	Calculated by multiplying the number of shares underlying outstanding in-the-money options by the difference between the closing sales price of the Common Stock on December 31, 2003 ($13.88 per share) and the exercise price, which ranges between $4.27 and $13.31 per share. Options are in-the-money if the fair market value of the underlying Common Stock exceeds the exercise price of the option.

Long-Term Incentive Plan – Awards in Last Fiscal Year. The following table provides certain information with respect to awards under our Long-Term Incentive Plan (“LTIP”) during the fiscal year ended December 31, 2003 to the Chief Executive Officer and other Named Executive Officers:

			Estimated Future Payouts
			Under Non-Stock Price-Based Plans
	Number of Shares,	Performance or Other
	Units or Other	Period Until Maturation or	Threshold	Target	Maximum
Name	Rights (#)	Payout (1)	($) (2)	($) (3)	($) (4)

Thomas H. Van Weelden	—	January 1, 2003 to December 31, 2004	$106,656	$533,280	$1,066,560
	—	January 1, 2003 to December 31, 2005	160,000	800,000	1,600,000
Thomas W. Ryan	—	January 1, 2003 to December 31, 2004	69,993	349,965	699,930
	—	January 1, 2003 to December 31, 2005	105,000	525,000	1,050,000
Donald W. Slager	—	January 1, 2003 to December 31, 2004	66,660	333,300	666,600
	—	January 1, 2003 to December 31, 2005	100,000	500,000	1,000,000
Peter S. Hathaway	—	January 1, 2003 to December 31, 2004	63,327	316,635	633,270
	—	January 1, 2003 to December 31, 2005	95,000	475,000	950,000
Steven M. Helm	—	January 1, 2003 to December 31, 2004	53,328	266,640	533,280
	—	January 1, 2003 to December 31, 2005	80,000	400,000	800,000

(1)	The plan establishes potential future payouts based on performance cycles. The initial 2-year cycle is from January 1, 2003 to December 31, 2004, the first 3-year cycle is from January 1, 2003 to December 31, 2005 and the next 3-year cycle is from January 1, 2004 to December 31, 2006.

(2)	The threshold payout is 20% of the target award, if the specified minimum performance goals are satisfied.

(3)	The target payout is 100% of the target award, if the specified target performance goals are satisfied.

(4)	The maximum payout is 200% of the target award, if the specified stretch performance goals are satisfied.

In December 2002, the Management Development/Compensation Committee granted long-term performance incentive awards to 48 key members of management, including the Chief Executive Officer and the Named Executive Officers shown above, for the fiscal 2003-2004 and 2003-2005 performance periods. In February 2004, the Management Development/Compensation Committee granted new long-term incentive awards to 54 members of management, including the Chief Executive Officer and the Named Executive Officers shown above, for the fiscal 2004-2006 performance period. These awards are intended to provide continuing emphasis on specified performance goals that the Management Development/Compensation Committee considers to be important contributors to long-term stockholder value.

As in the case of our bonus plan, the performance goals set by the Management Development/Compensation Committee for the LTIP may be based upon the metrics reflecting one or more of the following business measurements: earnings, cash flow, revenues, financial return ratios, debt reduction, risk management, customer satisfaction, and total stockholder returns, any of which may be measured either in absolute terms or as compared with another company or companies or with prior periods. The performance goals for each of the performance cycles currently underway relate to the achievement of certain EBITDA and debt reduction goals attributable normal operating activities. The Management Development/Compensation Committee believe that these performance goals are aligned with the long-term shareholder value creation goals of increasing operating performance and reducing balance sheet leverage.

The awards are payable only if we achieve specified levels of (1) EBITDA (earnings before interest, depreciation, taxes, and amortization) compound annual growth, and (2) annual net debt reduction, in each case during (a) the two-year performance period beginning January 1, 2003 and ending December 31, 2004, (b) the three-year performance period beginning January 1, 2003 and ending December 31, 2005, and (c) the three-year performance period beginning January 1, 2004 and ending December 31, 2006, as applicable. The EBITDA compound annual growth goal is weighted 60% and the annual net debt reduction goal is weighted 40%. The Management Development/Compensation Committee will have discretion to adjust the performance goals for one or more affected cycles if a major acquisition, divestiture, or other extraordinary event results in a significant impact on our ability to achieve such goals.

Actual results between the threshold and target or the target and maximum will be interpolated to calculate the actual payout. No award will be earned with respect to a goal if performance does not meet the threshold performance level for such goal. The EBITDA and debt reduction goals are independent, however, and a partial award can be attained even if one threshold is missed. Pro rata awards based on whole months of active participation and based on actual results will be paid at the end of the performance period if an executive’s employment terminates due to death, disability or retirement. All awards will be forfeited if the executive voluntarily terminates employment or is discharged for cause. Participants may be given the opportunity to elect to receive some or all of any payment in the form of shares of our Common Stock.

Employment Agreements. We have employment agreements with our Chief Executive Officer and each of the other Named Executive Officers. Mr. Van Weelden’s employment agreement provides a base salary of $1,226,300 and a primary term from January 1, 2000 to January 1, 2003, and is automatically extended after each year of employment such that at any given time the remaining term of the agreement is three years. The employment agreements of Messrs. Ryan, Slager, Hathaway and Helm provide for base salaries in 2003 ranging from $405,593 to $571,990 and a primary term which expired in 2002 (except in the case of Mr. Ryan) that is automatically extended after each year of employment such that at any given time the remaining term of the agreement is two years. The term of Mr. Ryan’s employment agreement ends December 31, 2005. If an employment agreement is terminated by an employee for Good Reason or by us without Cause (as defined in the employment agreement), we are obligated to pay an amount equal to the largest annual bonus paid to the employee for any of the last three years preceding the date of termination and to continue making base salary payments through the term of the agreement. If an employment agreement is terminated by an employee for Good Reason or by us without Cause and a Change in Control (as defined in the employment agreement) has occurred within the two years preceding or occurs within one year following the date of termination, we are obligated to pay an additional amount equal to two times the sum of the employee’s base salary on the date of termination and the bonus paid to the employee for the previous year.

In the case of Mr. Ryan, if his employment agreement is terminated for Good Reason or by us without Cause, we are obligated to pay an amount equal to two times the sum of Mr. Ryan’s base salary and targeted annual incentive compensation for the year in which the termination occurs. In the event of the termination for Good Reason or without Cause occurs and a change in control (as defined), we are obligated to pay an amount equal to three times the sum of Mr. Ryan’s base salary and targeted annual incentive compensation.

In February 2004, the Management Development/Compensation Committee approved amendments to the employment agreements for Messrs. Van Weelden, Slager, Hathaway and Helm, effective January 1, 2004, to substantially conform their employment agreements to Mr. Ryan’s current employment agreement, except that in the event the executive’s employment agreement is terminated for good reason or by us without cause, we are obligated to pay an amount equal to three times the sum of the executive’s base salary and targeted annual incentive compensation for the year in which the termination occurs. In addition, the Management Development/Compensation Committee approved a provision in the employment agreements for Messrs. Van Weelden, Ryan, Slager, Hathaway and Helm for a partial gross-up for excise taxes under Section 280G of the Internal Revenue Code provided that the stock price equals or exceeds an established threshold ($18.00 in 2004), in connection with the cash payments made in the event of a termination of their agreements for Good Reason or without Cause in connection with a change in control.

Supplemental Executive Retirement Plan. Under our Supplemental Executive Retirement Plan (SERP), which was adopted by the Board of Directors effective August 1, 2003, we will pay retirement benefits to certain executives employed by us. Executives that participate in the SERP are selected by the Board of Directors. To qualify for retirement payments under the SERP, upon bona fide retirement from Allied (a) the executive must have completed at least 5 to 20 years of service with Allied (as specified in the executive’s employment agreement), (b) the executive must be at least 55 years old, and (c) the sum of the executive’s age and years of service with Allied must equal at least 63.

Executives who meet these requirements will be entitled to maximum retirement payments for each year during the ten years following retirement in an amount equal to 60% of his or her average base salary during the three consecutive full calendar years of employment immediately preceding the date of retirement. For purposes of the SERP, years of service include all whole years of employment with Allied and with any entity acquired by us, beginning with the executive’s initial date of employment with Allied or the acquired entity. In the event of the executive’s death prior to the payment of all of the retirement payments under the SERP, the balance of the payments will be made to the executive’s surviving spouse or to any other beneficiary named by the executive.

Pursuant to his Executive Employment Agreement, which became effective August 1, 2003, Thomas W. Ryan was the only Named Executive Officer selected by the Board of Directors to participate in the SERP during 2003. In February 2004, the Board of Directors approved new employment agreements for Messrs. Van Weelden, Slager, Hathaway, and Helm, under which those Named Executive Officers were selected by the Board of Directors to participate in the SERP.

The following table shows the annual retirement benefit payable to a participating executive based on the executive’s compensation as provided under the SERP. The benefits shown below are not subject to reduction for Social Security benefits.

Final Average	Annual Retirement Benefit After
Compensation (1)	Required Years of Service (2)

$400,000	$240,000
600,000	360,000
800,000	480,000
1,000,000	600,000
1,200,000	720,000
1,400,000	840,000

(1)	Final average compensation is the average base salary for the three consecutive full calendar years immediately preceding the date of retirement.

(2)	This column represents the maximum benefits payable under the SERP assuming retirement at age 60. The required years of service for the maximum benefit for Messrs. Van Weelden, Ryan, Slager, Hathaway and Helm are 20, 5, 20, 13, and 9, respectively. As of December 31, 2003, Messrs. Van Weelden, Ryan, Slager, Hathaway and Helm had 28, 3, 18, 12 and 8 years of service, respectively, for purposes of the SERP.

Compensation of Directors

We currently pay each non-employee Director a cash fee of $40,000 annually. In 2003, we paid each non-employee Director $2,000 for each regular and special meeting of the Board of Directors attended in person; $2,000 for each Committee meeting attended in person, and $1,000 for each meeting (Board or Committee, regular or special) attended by telephone. In addition, travel expenses are reimbursed, as appropriate. Employee Directors do not receive additional compensation for service on the Board of Directors or its committees.

Under the 1994 Non-Employee Director Stock Option Plan (Director Plan), each Director may elect to have his cash fees converted into shares of Common Stock at the market price of the stock on the last day of the quarter for which the fees are paid. The Director Plan also entitles each non-employee Director to receive an option to purchase 25,000 shares of Common Stock on his initial election to the Board and an option to purchase 10,000 shares on each date he is re-elected by the shareholders. Employee Directors do not receive additional compensation for their services as directors and are not eligible to participate in the Director Plan. Employee Directors are eligible to participate in our Incentive Stock Plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, derived from filings with the Securities and Exchange Commission and other public information, regarding the beneficial ownership of our Common Stock at February 17, 2004 by: (i) each person who is known by us to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of our current Directors and executive officers named in the Summary of Executive Compensation Table, and (iii) all current Directors and executive officers as a group. Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment powers with respect to the stock listed.

	Common
	Stock and Common
	Stock
Name of Person or Identity of Group(1)	Equivalents (2)		Percentage

Apollo Investment Fund III, L.P. Apollo Overseas Partners III, L.P. Apollo (U.K.) Partners III, L.P. Apollo Investment Fund IV, L.P. Apollo Overseas Partners IV, L.P. Apollo/AW LLC	65,739,579	(3)(4)	20.5%
c/o Apollo Advisors, II, L.P. 10250 Constellation Blvd. Suite 2900 Los Angeles, CA 90067
Blackstone Capital Partners II and III Merchant Banking Fund L.P. Blackstone Offshore Capital Partners II and III L.P. Blackstone Family Investment Partnership II and III L.P.	47,906,868	(3)(5)	14.9%
c/o Blackstone Management Associates II L.L.C. 345 Park Avenue, 31st Floor New York, New York 10154
Capital Research and Management Company 333 South Hope Street Los Angeles, CA 90071	31,108,880	(6)	9.7%
Thomas H. Van Weelden	4,422,629	(7)	1.4%
Robert M. Agate	78,598	(8)	*
Leon D. Black	65,809,595	(9)	17.0%
James W. Crownover	47,000	(10)	*
Michael S. Gross	65,846,180	(9)	20.5%
Dennis R. Hendrix	121,539	(11)	*
J. Tomilson Hill	47,926,868	(12)	13.0%
Lawrence V. Jackson	31,397	(13)	*
Nolan Lehmann	155,633	(14)	*
Howard A. Lipson	47,991,868	(12)	15.0%
Antony P. Ressler	65,849,816	(9)	17.0%
Warren B. Rudman	105,219	(11)	*
Peter S. Hathaway	786,250	(15)	*
Steven M. Helm	640,833	(16)	*
Thomas W. Ryan	408,250	(17)	*
Donald W. Slager	782,633	(18)	*
All Directors and executive officers as a group (16 persons), (4), (5) and (7)-(18)	121,618,282		37.3%

* Does not exceed one percent.

(1)	Unless otherwise indicated, the address of each person or group listed above is 15880 North Greenway-Hayden Loop, Suite 100, Scottsdale, Arizona 85260.

(2)	Includes shares of Common Stock that may be acquired upon the exercise of options within 60 days, shares of restricted stock, that are currently vested or will vest within 60 days and shares of Common Stock issuable upon conversion of our Series C Preferred Stock.

(3)	Each of these entities is a party to the Third Amended and Restated Shareholders’ Agreement. This agreement grants the Apollo/Blackstone Investors, as defined in the agreement, rights to representation on our Board of Directors and governs the voting of all shares of our Common Stock beneficially owned by each of Apollo and Blackstone, along with Credit Suisse First Boston (11 Madison Avenue, New York, NY 10010) and Greenwich Stockholders (c/o Greenwich Street Investments II, LLC, 550 Campus Drive, Florham, NJ 07932). The agreement is described in more detail under Item 13 (Certain Relationships and Related Transactions).

(4)	This total represents shares held by Apollo Investment Fund III, LP (25,461,653 shares, representing 38%), Apollo Overseas Partners III, LP (1,672,338 shares, representing 2%), Apollo (UK) Partners III, LP (1,035,588 shares, representing 2%), Apollo Investment Fund IV, LP (31,401,337 shares, representing 48%), Apollo Overseas Partners IV, LP (1,748,663 shares, representing 3%), and Apollo/AW LLC (4,420,000 shares, representing 7%), (collectively, the Apollo Investors). Apollo Advisors II, LP, Apollo Advisors IV, LP and/or Apollo Management, LP (and together with affiliated investment managers, Apollo Advisors) which serves as general partner and/or manager for each of the Apollo Investors, each of which is affiliated with one another. Messrs. Black, Gross, and Ressler are principals of Apollo Advisors and each disclaims beneficial ownership of the indicated shares.

(5)	This total represents shares held by Blackstone Management Associates II L.L.C. (Blackstone Associates) which serves as general partner for each of Blackstone Capital Partners II Merchant Banking Fund L.P. (6,611,545 shares, representing 14%), Blackstone Offshore Capital Partners II L.P. (1,962,386 shares, representing 4%), Blackstone Family Investment Partnership II L.P. (657,937 shares, representing 1%), Blackstone Capital Partners III Merchant Banking Fund L.P. (30,668,235 shares, representing 64%), and Blackstone Offshore Capital Partners III L.P. (5,686,265 shares, representing 12%) and Blackstone Family Investment Partnership III L.P. (2,320,500 shares, representing 5%) (collectively, the Blackstone Investors). Messrs. Lipson and Hill are Managing Directors of Blackstone Associates and each disclaims beneficial ownership of the shares owned by the Blackstone Investors.

(6)	Includes 28,940,200 shares of Common Stock that Capital Research and Management Company claims sole dispositional power over in its capacity as investment advisor to various investment companies and 1,778,400 shares of common stock issuable upon the assumed conversion of Series C Mandatory Convertible Preferred Stock that is convertible into Common Stock at any time prior to April 1, 2006 at the option of the holder at a conversion rate of 4.94 shares of Common Stock per share of Series C Preferred Stock. Based on the Schedule 13G/A filed with the Securities and Exchange Commission by the Capital Research and Management Company on February 13, 2004 and other public information.

(7)	Includes 1,985,000 shares of Common Stock that may be acquired on the exercise of options and 1,600,000 unvested shares of restricted stock. Includes 460,000 shares of Common Stock subject to a prepaid variable share forward agreement (the Forward Sale Agreement), pursuant to which Mr. Van Weeldon will deliver on November 21, 2005, part or all of such shares of Common Stock (or, at Mr. Van Weeldon’s option, the cash equivalent of such shares) as determined by a formula set forth in the Forward Sale Agreement. Mr. Van Weeldon also has an amount entered into a pledge agreement under which he pledged 460,000 shares of Common Stock to secure his obligations under the Forward Sale Agreement. Unless there is a default under the Forward Sale Agreement, Mr. Van Weeldon retains all voting rights with respect to such shares, and therefore retains beneficial ownership of such shares, until they are delivered pursuant to the Forward Sale Agreement.

(8)	Includes 55,000 shares of Common Stock that may be acquired on the exercise of options.

(9)	This total includes (i) 65,739,579 shares beneficially owned by the Apollo Investors, and (ii) 85,000, 85,000 and 55,000 shares that may be acquired on the exercise of options by each of Messrs. Gross, Ressler and Black, respectively. Each of Messrs, Gross, Ressler and Black disclaim beneficial ownership of shares owned by Apollo.

(10)	Includes 35,000 shares of Common Stock that may be acquired on the exercise of options.

(11)	Includes 85,000 shares of Common Stock that may be acquired on the exercise of options.

(12)	Includes (i) 47,906,868 shares beneficially owned by the Blackstone Investors, and (ii) 85,000 and 20,000 shares that may be acquired on the exercise of options by Messrs. Lipson and Hill, respectively. Each of Messrs. Lipson and Hill disclaim beneficial ownership of Blackstone.

(13)	Includes 25,000 shares of Common Stock that may be acquired on the exercise of options.

(14)	Includes 90,000 shares of Common Stock that may be acquired on the exercise of options.

(15)	Includes 445,000 shares of Common Stock that may be acquired on the exercise of options and 340,000 unvested shares of restricted stock.

(16)	Includes 428,333 shares of Common Stock that may be acquired on the exercise of options and 212,000 unvested shares of restricted stock.

(17)	Includes 156,250 shares of Common Stock that may be acquired on the exercise of options and 250,000 unvested shares of restricted stock.

(18)	Includes 441,333 shares of Common Stock that may be acquired on the exercise of options and 340,000 unvested shares of restricted stock.

Equity Compensation Plan Information as of Fiscal Year-End

We maintain the Incentive Stock Plans and the Director Plan. The Incentive Stock Plans provide for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock and stock bonuses.

The following table gives information as of the fiscal year ended December 31, 2003 about compensation plans under which our equity securities are authorized for issuances which includes the 1991 Plan, the 1993 Plan, the 1994 Plan and the Director Plan.

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights (2)	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders (1)	26,404,476	$10.90	13,297,714
Equity compensation plans not approved by security holders	—	—	—

Total	26,404,476	$10.90	13,297,714

(1)	Issued under the Incentive Stock Plans and the Director Plan. The 1991 Plan limits the maximum number of shares that may be granted to not more than 10.5% of the number of fully diluted shares of common stock on the date of an award. The 1991 plan also limits awards in the form of restricted stock, stock bonuses, performance awards and phantom stock to not more than 25% of the aggregate shares available to be awarded or granted under the plan and limits the maximum number of options granted to any employee under the 1991 Plan to 500,000 per year. An additional maximum number of shares of 2,000,000 common shares may be granted under the 1994 Plan.

(2)	There are 210,070 stock options outstanding under the American Disposal Services, Inc. 1996 Stock Option Plan (American Disposal Plan) which were assumed as part of the merger of American Disposal and us in October 1998. These stock options are held by 71 former employees and consultants of American Disposal, and are exercisable for 346,615 shares of our Common Stock (after giving effect to the exchange ratio provided in the merger). These options have a weighted average exercise price of $20.17 per share. No further awards will be made under the American Disposal Plan. Statistics regarding the assumed options are not included in the above table.

Item 13. Certain Relationships and Related Transactions

We enter into transactions with related parties only with the approval of a majority of the independent and disinterested members of the Board. Such transactions are entered into only on terms we believe to be comparable to or better than those that would be available from unaffiliated parties, with the exception of items that are intended to be additional compensation. All of the loans, made by us, including loans which have been repaid, were approved by the Board of Directors prior to the adoption of the Sarbanes-Oxley Act, in full compliance with our loan policies. All loan repayments were complete in accordance with our loan policies and in compliance with the Sarbanes-Oxley Act.

On July 16, 2001, we entered into a relocation loan in the amount of $3.3 million secured by real estate in Arizona pursuant to a Relocation Agreement and promissory note that was due not later than July 15, 2006 with Thomas W. Ryan, Vice Chairman and Executive Vice President. Interest on the loan accrued at the applicable federal rate. Pursuant to the 2002 Relocation Services Agreement between Allied and a third party relocation company, the relocation company appraised and purchased, on January 7, 2003, Mr. Ryan’s former residence in Michigan at fair market value as determined by two independent appraisers. We paid real estate commission, carrying charges, reimbursement for loss on the sale of real estate and other costs totaling $1.1 million of which a total of $71,530 was reported as imputed income to Mr. Ryan. In addition, we paid a tax gross-up in the amount of $45,830 to Mr. Ryan. In February 2003, Mr. Ryan used the proceeds of the sale and other funds to pay, the full outstanding balance of his loan in the amount of $3,514,641.

Donald W. Slager, our Executive Vice President and Chief Operating Officer, received a relocation loan from us in the amount of $150,000 in connection with his employment agreement dated April 8, 1996. The term of the loan is ten years, with 10% of the original principal balance forgiven by us each year and no interest accruing on the outstanding balance during Mr. Slager’s employment with us. The forgiveness of the loan and the applicable imputed interest are reported annually as a component of Mr. Slager’s compensation.

Steven M. Helm, our Senior Vice President, General Counsel and Corporate Secretary, had a loan from us pursuant to a promissory note dated August 30, 2000 that was due not later than August 30, 2005. Interest on the loan was at the applicable federal rate and was reported annually as a component of Mr. Helm’s compensation. The outstanding balance of Mr. Helm’s loan, in the amount of $215,000, was paid in full in April 2003.

James G. Van Weelden, a brother of Thomas H. Van Weelden, was employed by us in 2003 as an Area Vice President and received $545,125 in employment compensation for the year ended December 31, 2003, which is consistent with the compensation paid to other Area Vice Presidents. Mr. Van Weelden was promoted to the position of Vice President, Market Planning and Development in February 2004.

Thomas H. Van Weelden, Chairman of the Board, Chief Executive Officer, and President, together with a trust in which members of Thomas H. Van Weelden’s immediate family are beneficiaries, and James G. Van Weelden, receive annual royalty payments from us in connection with two landfills, one in Newton County, Indiana and the other in Hoopeston, Illinois, that were previously owned by Messrs. Van Weelden and sold in 1989 to Environmental Development Corp. (EDC). In July 1992, we acquired EDC and assumed the obligation to make the royalty payments to Messrs. Van Weelden and the trust. These royalty payments are determined based on various factors, including the volume of the solid waste deposited in the landfills each year, and are payable for so long as deposits continue to be made at the landfill. During 2003, we paid $337,442, $197,451, and $19,988 to Thomas H. Van Weelden, James G. Van Weelden, and Thomas H. Van Weelden’s family trust, respectively.

Roger A. Ramsey, former Chief Executive Officer and Chairman of the Board, retired from the Board in December 2002. At that time we extended the term of his outstanding stock options which Mr. Ramsey received as our employee and Director of Allied and they continue to vest and remain exercisable until December 2004. Mr. Ramsey has a loan of $2.2 million from us pursuant to a promissory note that bears interest at a rate of 6.625% per year, the due date for which was extended, in December 2002, from December 31, 2002 to December 31, 2004. We also maintain a Supplemental Retirement Plan for Mr. Ramsey, which provides for the payment of a monthly benefit (expressed in the form of a joint and 100% survivor life annuity) in the amount of $25,000 per month. Upon the request of Mr. Ramsey, and with our consent, the benefit may be paid on any other date, and in any other form (including a lump sum) which is the actuarial equivalent of the joint and survivor form. To facilitate the funding of its obligations under the Plan, we implemented a Supplemental Retirement Trust (Trust), of which a national bank is the current trustee. The Trust is to become irrevocable in the event of a Change of Control (as defined in the Trust) of the company.

On December 18, 2003, we completed the exchange of all of the Series A Preferred Stock outstanding for 110.5 million shares of our common stock. Apollo Advisors II, L.P. and Blackstone Capital Partners II Merchant Bank Fund L.P., including affiliated or related persons, (collectively, the Apollo/Blackstone Investors) owned 79% of the Series A Preferred Stock.

Our Shareholder Agreement with the Apollo/Blackstone Investors includes various agreements with the Apollo/Blackstone Investors relating to their original investment in us in 1997 and their investment in connection with the acquisition of BFI in 1999. These agreements, among other things, grant the Apollo/Blackstone Investors rights to representation on the Board and to register under the Securities Act of 1933 the offer and sale of the securities of Allied they hold, and also govern the voting of these company securities. Following is a summary of the Third Amended and Restated Shareholders Agreement dated December 18, 2003:

We are party to the Third Amended and Restated Shareholders Agreement, dated as of December 18, 2003 (the Shareholders Agreement),with the Apollo/Blackstone Investors and (ii) certain other shareholders (together with the Apollo/Blackstone Investors, the Shareholders). The Shareholders Agreement amended and restated the Shareholders Agreement that was entered into with the Shareholders at the time they acquired their shares of Series A Preferred Stock and became effective at the time of the exchange of 110.5 million shares of common stock for the shares of Series A Preferred Stock . Under this Shareholder Agreement we have agreed, until the earlier to occur of July 31, 2009 or the date upon which the Apollo/Blackstone Investors own, collectively, less than 10% of the sum of the shares of common stock they acquired from TPG Partners, L.P., TPG Parallel, L.P. and Laidlaw Transportation, Inc. and the 87,295,000 shares of the common stock issued in connection with the Exchange (collectively, the Apollo/Blackstone Shares), to nominate and support the election to the Board of Directors of certain individuals (the Shareholder Designees) designated by the Apollo/ Blackstone Investors. For so long as the Apollo/ Blackstone Investors beneficially own: (i) 80% or more of the Apollo/Blackstone Shares, they shall be entitled to designate five Shareholder Designees; (ii) 60% or more but less than 80% of the Apollo/Blackstone Shares, they shall be entitled to designate four Shareholder Designees; (iii) 40% or more but less than 60% of the Apollo/ Blackstone Shares, they shall be entitled to designate three Shareholder Designees; (iv) 20% or more but less than 40% of the Apollo/Blackstone Shares, they shall be entitled to designate two Shareholder Designees; and (v) 10% or more but less than 20% of the Apollo/Blackstone Shares, they shall be entitled to designate one Shareholder Designee; provided, that if, at any time as a result of our issuance of voting securities, the Apollo/Blackstone Investors beneficially own 9% or less of the total voting power of voting securities then outstanding, the Apollo/Blackstone Investors shall only be entitled to designate at most three Shareholder Designees. Currently, Messrs. Black, Gross, Hill, Ressler and Lipson are the Shareholder Designees designated by the Apollo/Blackstone Investors.

In the Shareholders Agreement, we agreed to: (i) limit the number of our executive officers that serve on the Board of Directors to two; and (ii) nominate persons to the remaining positions on the Board of Directors who are recommended by the Governance Committee and are not our employees, officers or outside counsel or partners, employees, directors, officers, affiliates or associates of any Apollo/Blackstone Investors (the Unaffiliated Directors). Unaffiliated Directors shall be nominated only upon the approval of a majority vote of the Governance Committee, which will consist of not more than four Directors, at least two or whom shall be Shareholder Designees, or such lesser number of Shareholder Designees as then serves on the Board of Directors. If the Apollo/Blackstone Investors beneficially own less than 50% of the Apollo/Blackstone Shares, the Governance Committee shall contain only one member who is a Shareholder Designee.

In the Shareholders Agreement, the Shareholders agreed that, generally until the earlier to occur of July 31, 2009 or the date upon which the Apollo/Blackstone Investors own, collectively, voting securities of the Company which represent less than 10% of the total voting power of all of our voting securities on a fully diluted basis, the Shareholders will vote all voting securities beneficially owned by such persons to elect the individuals nominated to the Board of Directors in accordance with the provisions of the Shareholders Agreement, to vote all their shares as recommended by a majority of the entire Board of Directors in connection with mergers, business combinations and other similar extraordinary transactions, and otherwise to vote as they wish.

The Shareholders continue to be subject to the same standstill and restriction on dispositions provisions that were contained in the previous shareholders agreement. In addition, the Shareholders Agreement prohibits the Shareholders from disposing of the 110.5 million shares of common stock they received in the exchange until December 18, 2004. At the time of the exchange, we entered into a registration rights agreement with the holders of the Series A Preferred Stock, which provides that the shares of common stock received in the exchange transaction may be included in any registration of securities requested by the holders of the Series A Preferred Stock. In addition, we have agreed that these holders may request a shelf registration of their shares at any time after December 18, 2004.

Item 14. Principal Accountant Fees and Services

A summary of the services billed by PricewaterhouseCoopers LLP for the 2003 calendar year and from June 21, 2002 (the date they were engaged) through December 31, 2002 are as follows (in thousands):

	2003	2002

Audit Fees (1)	$1,874.4	$1,804.1
Audit-Related Fees (2)	$842.3	$17.8
Tax Fees (3)	$31.0	$—
All Other Fees	$—	$—

(1)	Relates to services for the annual financial statement audits included in our Form 10-K for Allied Waste Industries, Inc. and Browning-Ferris Industries, Inc., quarterly reviews for the financial statements included in our Form 10-Q, other financial statement audits that were required by SEC rules, reviews of registration statements and other SEC filings and procedures performed for comfort letters issued to underwriters in connection with capital market transactions.

(2)	Includes financial statement audits required by municipal contracts and in connection with divestiture transactions, and agreed upon procedures for municipal contracts.

(3)	Fees were incurred for research and advice on a tax matter.

The Audit Committee’s policy is to pre-approve all audit and permissible audit-related services provided by the independent auditors. The Audit Committee will consider annually for pre-approval a list of specific services and categories of services, including audit and audit-related services, for the upcoming or current fiscal year. All non-audit services are approved by the Audit Committee in advance on a case-by-case basis. Any service that is not included in the approved list of services or that does not fit within the definition of a pre-approved service is required to be presented separately to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, by other means of communication.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statement Schedules -

Schedule II – Valuation and Qualifying Accounts (in millions):

	Balance	Charges			Balance
	at	to	Other	Write-offs/	at
	12/31/00	Expense	Charges(1)	Payments	12/31/01

Allowance for doubtful accounts	$41.7	$22.5	$(8.8)	$(25.2)	$30.2
Severance and termination costs	4.4	3.8	0.1	(4.2)	4.1
Restructuring costs	6.0	8.0	2.2	(2.9)	13.3

	Balance	Charges			Balance
	at	to	Other	Write-offs/	at
	12/31/01	Expense	Charges(1)	Payments	12/31/02

Allowance for doubtful accounts	$30.2	$17.0	$(3.7)	$(21.2)	$22.3
Severance and termination costs	4.1	—	—	(2.1)	2.0
Restructuring costs	13.3	—	(3.1)	(6.9)	3.3

	Balance	Charges			Balance
	at	to	Other	Write-offs/	at
	12/31/02	Expense	Charges(1)	Payments	12/31/03

Allowance for doubtful accounts	$22.3	$23.6	$0.1	$(23.6)	$22.4
Severance and termination costs	2.0	—	—	(1.4)	0.6
Restructuring costs	3.3	—	0.3	(1.3)	2.3

(1) Amounts primarily relate to acquired and divested companies.

Valuation and qualifying accounts not included above have been shown in Notes 1, 8 and 14 of our financial statements included in Part II Item 8 of this Form 10-K.

BROWNING-FERRIS INDUSTRIES, INC.

Financial Statements of Browning-Ferris Industries, Inc.

Following are the stand-alone financial statements for our wholly-owned subsidiary, Browning-Ferris Industries, Inc. (BFI). We are required to provide these financial statements under the Securities and Exchange Commission’s (SEC) Rule 3-16 of Regulation S-X. The stock of substantially all of BFI, along with certain of our other wholly-owned subsidiaries, collateralizes certain of our outstanding debt obligations. In Note 5 of our consolidated financial statements, included under Item 8 of this Form 10-K, we have provided information on both BFI and the other Allied subsidiaries that serve as collateral, both on an individual and combined basis. As of December 31, 2003, the book value of the assets of the combined entities whose stock serves as collateral was approximately $8.6 billion, of which $6.2 billion was BFI and the remaining amount was other Allied subsidiaries.

Financial Statements and Supplementary Data
Report of Independent Auditors.
Consolidated Balance Sheets as of December 31, 2003 and 2002.
Consolidated Statements of Operations for each of the Three Years in the Period Ended December 31, 2003.
Consolidated Statements of Stockholder’s Deficit for the Three Years Ended December 31, 2003.
Consolidated Statements of Cash Flows for each of the Three Years in the Period Ended December 31, 2003.
Notes to Consolidated Financial Statements.
Financial Statement Schedule.

Report of Independent Auditors

To the Board of Directors and Shareholders of
Allied Waste Industries, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Browning-Ferris Industries, Inc. (the Company), a wholly-owned subsidiary of Allied Waste Industries, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2002 and for each of the two years in the period ended December 31, 2002 to reflect a different reporting entity.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for obligations associated with the retirement of long-lived tangible assets and the associated asset retirement costs as of January 1, 2003; as discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as of January 1, 2002; and as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities as of January 1, 2001.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
March 5, 2004

BROWNING-FERRIS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,

	2003	2002

ASSETS
Current Assets —
Cash and cash equivalents	$6.5	$7.6
Accounts receivable, net of allowance of $7.5 and $7.2	129.7	177.1
Prepaid and other current assets	30.0	43.4

Total current assets	166.2	228.1
Property and equipment, net	917.8	896.4
Goodwill	3,630.4	3,745.3
Other assets, net	137.0	167.3
Due from parent	1,323.5	2,381.6

Total assets	$6,174.9	$7,418.7

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities —
Current portion of long-term debt	$19.2	$157.7
Accounts payable	118.0	113.5
Current portion of capping accrued closure, post-closure and environmental costs	58.0	77.3
Accrued interest	105.9	113.9
Other accrued liabilities	133.3	170.1
Unearned revenue	57.6	58.8

Total current liabilities	492.0	691.3
Long-term debt, less current portion	6,282.8	6,944.2
Accrued capping, closure, post-closure and environmental costs, less current portion	516.1	593.2
Other long-term obligations	276.5	362.5
Commitments and contingencies
Common stock	—	—
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(94.5)	(131.2)
Retained deficit	(1,298.0)	(1,041.3)

Total stockholder’s deficit	(1,392.5)	(1,172.5)

Total liabilities and stockholder’s deficit	$6,174.9	$7,418.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

BROWNING-FERRIS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,

	2003	2002	2001

Revenues	$1,546.1	$1,554.7	$1,596.2
Cost of operations	977.3	940.1	898.6
Selling, general and administrative expenses	144.7	136.7	140.6
Depreciation and amortization	131.1	116.7	116.8
Goodwill amortization	—	—	100.5
Non-cash gain on divestiture of assets	—	(1.4)	—

Operating income	293.0	362.6	339.7
Equity in earnings of unconsolidated affiliates	—	(4.9)	(30.8)
Interest expense and other	726.5	704.2	750.4

Loss before income taxes	(433.5)	(336.7)	(379.9)
Income tax benefit	(161.4)	(119.5)	(105.3)
Minority interest	1.2	1.2	2.7

Loss from continuing operations	(273.3)	(218.4)	(277.3)
Income (loss) from discontinued operations, net of tax	(28.2)	6.4	15.8
Cumulative effect of change in accounting principle, net of tax	44.8	—	—

Net loss	$(256.7)	$(212.0)	$(261.5)

Pro forma amounts, assuming the change in accounting principle is applied retroactively, and excluding the cumulative effect of change in accounting principle in the year of adoption:
Net loss	$(301.5)	$(229.2)	$(277.1)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BROWNING-FERRIS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT
(in millions)

						Comprehensive
						Loss for the
		Additional	Accumulated		Total	Twelve Months
	Common	Paid-In	Comprehensive	Retained	Stockholder’s	Ended
	Stock	Capital	Loss	Deficit	Deficit	December 31,

Balance as of December 31, 2000	$—	$—	$—	$(567.8)	$(567.8)	$(567.8)

Net loss	—	—	—	(261.5)	(261.5)	$(261.5)
Other comprehensive loss, net of tax:
Cumulative effect of change in accounting principle	—	—	(45.2)	—	(45.2)	(45.2)
Net loss deferred on hedging derivatives	—	—	(89.2)	—	(89.2)	(89.2)
Net loss on hedging derivatives reclassified to earnings	—	—	49.3	—	49.3	49.3

Balance as of December 31, 2001	$—	$—	$(85.1)	$(829.3)	$(914.4)	$(346.6)

Net loss	—	—	—	(212.0)	(212.0)	$(212.0)
Other comprehensive loss, net of tax:
Net gain deferred on hedging derivatives	—	—	7.4	—	7.4	7.4
Net loss on hedging derivatives reclassified to earnings	—	—	21.3	—	21.3	21.3
Minimum pension liability adjustment	—	—	(74.8)	—	(74.8)	(74.8)

Balance as of December 31, 2002	$—	$—	$(131.2)	$(1,041.3)	$(1,172.5)	$(258.1)

Net loss	—	—	—	(256.7)	(256.7)	$(256.7)
Other comprehensive loss, net of tax:
Net gain deferred on hedging derivatives	—	—	18.8	—	18.8	18.8
Net loss on hedging derivatives reclassified to earnings	—	—	13.9	—	13.9	13.9
Minimum pension liability adjustment	—	—	4.0	—	4.0	4.0

Balance as of December 31, 2003	$—	$—	$(94.5)	$(1,298.0)	$(1,392.5)	$(220.0)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BROWNING-FERRIS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,

	2003	2002	2001

Operating activities —
Net loss	$(256.7)	$(212.0)	$(261.5)
Discontinued operations, net of tax	28.2	(6.4)	(15.8)
Adjustments to reconcile net loss to cash used for operating activities—
Provisions for:
Depreciation and amortization	131.1	116.7	217.3
Non-cash gain on divestiture of assets	—	(1.4)	—
Undistributed earnings of equity investment in unconsolidated affiliates	—	(4.9)	(30.8)
Doubtful accounts	6.1	3.5	7.4
Accretion of debt and amortization of debt issuance costs	25.9	36.4	35.9
Gain on sale of fixed assets	(2.1)	(2.7)	(28.0)
Non-cash reduction in acquisition accruals	(11.2)	(10.7)	—
Loss on sale of trade receivables	9.3	—	—
Non-cash gain on non-hedge accounting interest rate swap contracts	(48.0)	(2.4)	—
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	23.1	35.4	—
Write off of deferred debt issuance costs	61.0	5.9	23.4
Cumulative effect of change in accounting principle, net of tax	(44.8)	—	—
Change in operating assets and liabilities, excluding the effects of purchase acquisitions—
Accounts receivable, prepaid expenses, and other assets	53.7	41.3	(20.2)
Accounts payable, accrued liabilities, unearned revenue and other	(47.7)	(32.6)	(4.9)
Capping, closure and post-closure provision and accretion	28.0	42.5	24.1
Capping, closure, post-closure and environmental expenditures	(49.2)	(70.7)	(71.2)

Cash used for operating activities	(93.3)	(62.1)	(124.3)

Investing activities —
Cost of acquisitions, net of cash acquired	—	(4.2)	(44.3)
Proceeds from divestitures, net of cash divested	132.0	21.1	302.1
Proceeds from sale of fixed assets	6.4	5.0	39.0
Capital expenditures, excluding acquisitions	(144.2)	(94.8)	(126.0)
Capitalized interest	(6.3)	(4.5)	(14.1)
Change in deferred acquisition costs, notes receivable and other	(0.9)	(0.7)	(16.9)

Cash provided by (used for) investing activities	(13.0)	(78.1)	139.8

Financing activities —
Proceeds from long-term debt, net of issuance costs	2,870.2	855.9	2,698.2
Repayments of long-term debt	(3,728.8)	(1,172.6)	(3,183.8)
Change in disbursement account	—	(4.4)	(51.4)
Change in due from parent	1,001.2	431.5	441.7

Cash provided by (used for) financing activities	142.6	110.4	(95.3)

Cash provided by (used for) discontinued operations	(37.4)	20.6	12.2

Decrease in cash and cash equivalents	(1.1)	(9.2)	(67.6)
Cash and cash equivalents, beginning of year	7.6	16.8	84.4

Cash and cash equivalents, end of year	6.5	$7.6	$16.8

Supplemental disclosures:
Interest paid (net of amounts capitalized)	$576.9	$653.2	$670.0
Capital lease obligations incurred	0.2	3.8	—
Liabilities incurred or assumed in acquisitions	—	—	8.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Summary of Significant Accounting Policies

BFI is a wholly-owned subsidiary of Allied Waste Industries, Inc., (Allied or Parent), a Delaware corporation. Allied is the second largest, non-hazardous solid waste management company in the United States, as measured by revenues and provides non-hazardous waste collection, transfer, recycling and disposal services in 37 states. The business activities of BFI are fully integrated with the operations of Allied, which is operated solely as a consolidated entity. As such, BFI is reliant on its Parent to provide necessary funding to support its activities. Allied has issued a letter evidencing its intent and ability to financially support BFI.

Purpose of financial statements —

The purpose of these financial statements is to provide information about assets and stock, which collateralize certain outstanding debt obligations of BFI and the Parent. BFI along with certain other wholly-owned subsidiaries of Allied (herein referred to as the Other Allied Collateral) on a combined basis represents the aggregate collateral. The combined entity represents all assets that, upon occurrence of any triggering event or certain other conditions under the collateral agreements, would be available to satisfy the outstanding debt obligation. Separate stand-alone financial statements for the Other Allied Collateral are not presented herein because none of the subsidiaries within Other Allied Collateral meet the SEC reporting criteria under Rule 3-16 of Regulation S-X.

Transfer of assets and change in financial statement presentation —

Prior to 2001, the Other Allied Collateral was wholly-owned by BFI. During 2003, 2002 and 2001, the Other Allied Collateral was transferred to newly created subsidiaries of Allied for organizational efficiency and other purposes. A collateral waiver was received from the collateral trustee. The Other Allied Collateral continues to collateralize the debt. In accordance with Accounting Principles Board Opinion No. 20 Accounting Changes, the transfers of assets described above constitute a change in reporting entity, and therefore, have been retroactively restated for all prior periods.

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

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued operations —

During 2003, we determined certain operations that were divested or held for sale were discontinued operations. As of December 31, 2003, we have sold operations in Colorado, New Jersey and Florida generating net proceeds of $118.9 million. The net proceeds were received by our Parent and used to repay debt. In addition, at December 31, 2003, we held for sale certain operations in Florida for which we expect net proceeds of $42.2 million to be used to repay debt. Prior period results of these operations have been reclassified to discontinued operations.

The accompanying consolidated financial statements and notes reflect the results of operations, financial position and cash flows of these operations as discontinued operations. Following is a summary of the assets held for sale and discontinued operations on the consolidated balance sheet (in millions):

	December 31,

	2003	2002

Accounts receivable, net	$4.1	$19.5
Other current assets	2.4	1.8
Property and equipment, net	9.2	34.2
Other long-term assets	28.6	9.2

Total assets	$44.3	$64.7

Current liabilities	$3.8	$20.9
Other long-term liabilities	—	0.6

Total liabilities	$3.8	$21.5

Amounts related to assets held for sale on the balance sheet are included in other current assets, other long-term assets, other accrued liabilities and other long-term obligations. Excluded from the balances at December 31, 2003 are amounts related to the operations that were sold prior to December 31, 2003.

Results of operations for the discontinued operations were as follows (in millions):

	For the Year Ended December 31,

	2003	2002	2001

Revenues	$155.5	$177.4	$184.1

Income before tax	$12.8	$10.7	$26.1
Loss on divestiture	(14.7)	—	—
Income tax expense	26.5	4.3	10.3
Cumulative effect of change in accounting principle, net of tax	0.2	—	—

Discontinued operations, net of tax	$(28.2)	$6.4	$15.8

The assets divested or held for sale, including goodwill, were adjusted to the lower of carrying value or fair value, net of gains recorded for assets sold for which proceeds exceeded book value. Fair value was based on the actual or anticipated sales price. Included in the pre-tax loss is goodwill that is allocated to the divestitures. A portion of the goodwill allocated to the operations sold was non-deductible for tax purposes.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with Emerging Issues Task Force (EITF) Issue No. 87-24, Allocation of Interest to Discontinued Operations, we allocate interest to discontinued operations based on a ratio of net assets to be sold or sold to the sum of consolidated net assets plus consolidated debt. We do not allocate interest on debt that is directly attributable to other operations outside of the discontinued operations. For the year ended December 31, 2003, 2002 and 2001, we allocated $4.5 million, $4.9 million and $6.6 million, respectively, of interest expense to discontinued operations.

Cash and cash equivalents —

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

Allowance for doubtful accounts —

We provide services to residential, commercial and industrial customers throughout the United States. We perform credit evaluations of our significant customers and establish an allowance for doubtful accounts based on the aging of our receivables, payment performance factors, historical trends and other information. In general, we reserve 50% of those receivables outstanding 90 to 120 days and 100% of those outstanding over 120 days. We also review outstanding balances on an account specific basis and fully reserve the receivable prior to 120 days if information becomes available indicating we will not receive payment. Our reserve is evaluated and revised on a monthly basis. The allowance as of December 31, 2003 and 2002 for our continuing operations was approximately $7.5 million and $7.2 million, respectively.

Other assets —

Other assets include notes receivable, landfill closure deposits, deferred financing costs, investments in unconsolidated affiliates (see Note 4), and miscellaneous non-current assets. Deferred financing costs represent transaction costs directly attributable to obtaining financing. Upon funding of debt offerings, deferred financing costs are capitalized as debt issuance costs and amortized using the effective interest method over the life of the related debt.

Other accrued liabilities —

Other accrued liabilities include the current portion of non-recurring acquisition accruals, accrued payroll, current portion of accrued insurance and other miscellaneous current liabilities.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued capping, closure and post-closure costs —

Accrued capping, closure and post-closure costs represent an estimate of the present value of the future obligation associated with capping, closure and post-closure monitoring of non-hazardous solid waste landfills we currently own and/or operate. Site specific capping, closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by us for which we are responsible for capping, closure and post-closure. The present value of estimated future costs are accrued on a per unit basis as landfill disposal capacity is consumed. For active landfills, the impact of changes determined to be changes in estimates, based on the annual update, are accounted for on a prospective basis. Changes in estimates for closed landfill sites and fully incurred capping projects are recognized when determined.

Environmental costs —

We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value, as the timing of cash payments is not reliably determinable. Recoveries of environmental remediation costs from other parties are recorded when their receipt is deemed probable. Environmental liabilities and apportionment of responsibility among potentially responsible parties are accounted for in accordance with the guidance provided by the American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities.

Other long-term obligations —

Other long-term obligations include the minority interest in consolidated subsidiaries, net pension liability (see Note 9), the non-current portion of non-recurring acquisition accruals, the non-current portion of self-insurance obligations, derivative liabilities for interest rate swap contracts (see Note 6), and other obligations, which are not expected to be paid within the next twelve months.

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

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Change in accounting principle – derivatives —

Effective January 1, 2001, we changed our method of accounting for derivative financial instruments in accordance with the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivatives Instruments and Hedging Activities (SFAS 133), as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities. See Note 6 on Derivative Instruments and Hedging Activities.

Non-recurring acquisition accruals —

At the time of an acquisition accounted for under the purchase method of accounting, we evaluate and adjust existing accruals to represent our estimate of the future costs to settle the assumed liabilities. Assumed liabilities are considered in the allocation of purchase price and goodwill valuation. Liabilities related to restructuring and abandonment activities, loss contracts or changes in estimates of environmental, litigation and regulatory compliance costs are charged to expense in the period in which the acquisition is completed. Any subsequent changes to these estimates are also charged to expense in the same line item as the original charge was recorded. At December 31, 2003 and 2002, we had approximately $137.8 million and $184.5 million, respectively, of non-recurring acquisition accruals on the balance sheet, consisting primarily of loss contract, litigation, insurance liabilities and other commitments associated with the acquisition of BFI by Allied. Expenditures against non-recurring acquisition accruals, including severance costs for BFI in 2003, 2002 and 2001 were $36.8 million, $85.1 million and $105.1 million, respectively.

Interest expense and other —

Interest expense and other includes interest paid to third parties for our debt obligations (net of amounts capitalized), cash settlement on interest rate swap contracts, interest income, accretion of debt and amortization of debt issuance costs, costs incurred to early extinguish debt, non-cash gain or loss on non-hedge accounting interest rate swap contracts and the amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts. Interest expense and other is allocated from our parent and represents the interest incurred and other costs associated with the debt obligations that have also been allocated from our parent (see Note 5).

Interest expense capitalized —

We capitalize interest in connection with the construction of our landfill assets. Actual acquisition, permitting and construction costs incurred related to landfill assets under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a landfill asset is complete and available for use.

During the years ended December 31, 2003, 2002 and 2001, we incurred gross interest expense (including payments under interest rate swap contracts) of $643.1 million, $665.3 million and $722.4 million of which $6.3 million, $4.5 million and $14.1 million were capitalized.

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

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of financial instruments —

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107). Our financial instruments as defined by SFAS 107 include cash, money market funds, accounts receivable, accounts payable and long-term debt. We have determined the estimated fair value amounts at December 31, 2003 using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.

The carrying value of cash, money market funds, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments (See Notes 5 and 6 for fair value of debt and derivative instruments).

Business combinations —

All acquisitions in 2003, 2002 and 2001 were accounted for under the purchase method and are reflected in the results of operations since the effective date of the acquisition. Under the purchase method, the cost of the acquired business is allocated to the assets acquired and liabilities assumed based upon their estimated fair values. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. Purchase accounting adjustments, acquisition related costs and other possible charges that may arise from the acquisitions may materially impact the future consolidated balance sheets and statements of operations.

The following table summarizes acquisitions for the years ended December 31:

	2003	2002	2001

Number of businesses acquired	1	2	16
Total consideration (in millions)	$0.0	$4.2	$45.6

The pro forma effect of these acquisitions were not material.

Stock-based compensation plans —

Certain BFI employees are eligible to participate in the stock option plans of the Parent. The Parent accounts for stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and the related interpretations, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro forma effects on earnings as if SFAS 123 had been adopted.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If the Parent applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro forma net loss, after allocation of expense to BFI, is as follows (in millions):

	For the Years Ended December 31,

	2003	2002	2001

Net loss, as reported	$(256.7)	$(212.0)	$(261.5)
Total stock-based employee compensation expense determined under fair value based method, net of tax	(3.1)	(2.2)	(1.3)

Pro forma, net loss	$(259.8)	$(214.2)	$(262.8)

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

In accordance with the SFAS 123, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December 31,

	2003	2002	2001

Risk free interest rate	2.7%	2.6%	5.0%
Expected life	4 years	4 years	5 years
Dividend rate	0%	0%	0%
Expected volatility	62%	66%	60%

Recently adopted accounting pronouncements —

The Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143) in June 2001, which outlines standards for accounting for obligations associated with the retirement of long-lived tangible assets. The standard was effective beginning January 1, 2003 and impacts the accounting for landfill retirement obligations, which we have historically referred to as closure and post-closure. The adoption of the standard had no impact on our cash requirements. See Note 8 for additional discussion.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44 and 64, amendment of FASB Statement 13, and Technical Corrections (SFAS 145), which among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary, therefore, certain debt extinguishment gains and losses will no longer be classified as extraordinary. We adopted SFAS 145 effective January 1, 2003. As a result of the adoption, gains and losses on future debt extinguishments, if any, will generally be recorded in interest expense and other. Upon adoption, extraordinary losses of $3.6 million and $17.0 million as previously reported, net of tax for the years ended December 31, 2002 and 2001, respectively, were reclassified on a pre-tax basis to interest expense and other to conform to the requirements under SFAS 145. During 2003, we recorded approximately $108.1 million, pre-tax to interest expense and other for the write-off of deferred debt issuance cost and premiums paid in connection with the completion of our financing plan and the open market repurchases of senior subordinated notes. These amounts would have been recorded as extraordinary loss prior to the adoption of SFAS 145.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which prescribes the financial accounting and reporting for costs associated with exit or disposal activities, such as, contract terminations, consolidation of facilities and termination benefits to involuntarily terminated employees. SFAS 146 excludes from its scope exit and disposal activities that are in connection with business combination and those activities to which SFAS 143 and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), are applicable. Under SFAS 146, certain costs associated with exit and disposal activities are to be recognized as liabilities at the time they meet the definition of a liability (as defined in FASB Concepts Statement 6) as opposed to at the time a plan is committed. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. We adopted SFAS 146 on January 1, 2003. At the time of adoption, SFAS 146 had no impact on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 expands on the accounting guidance of Statements 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation 34, which is being superceded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. We adopted the disclosure requirements of FIN 45 as of December 31, 2002. Effective January 1, 2003, we adopted the recognition requirements of FIN 45 for any guarantees entered in or modified subsequent to January 1, 2003. At the time of adoption, FIN 45 had no impact on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries. In October 2003, the FASB issued FASB Staff Position (FSP) 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (VIE) which delays the effective date of FIN 46 to December 15, 2003 for certain VIE’s. FIN 46 did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued a FSP delaying the effective date for certain instruments and entities. SFAS 150 had no impact on our consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88, and 106 (SFAS 132R), which revised employers’ disclosures about pension plans and other postretirement benefit plans. SFAS 132R did not change the measurement or recognition of pension and other postretirement benefit plans. SFAS 132R requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS 132R is effective for financial statements issued after December 15, 2003. The additional disclosures required by SFAS 132R have been provided in Note 9.

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

Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives, are charged to expense as incurred. When property is retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in cost of operations. For the years ended December 31, 2003, 2002 and 2001, we recognized net pre-tax gains on the disposal of fixed assets of $2.1 million, $2.7 million and $28.0 million, respectively.

Property and equipment at December 31, 2003 and 2002 is as follows (in millions):

	2003	2002

Land and improvements	$128.0	$131.0
Land held for permitting as landfills(1)	11.2	9.3
Landfills	971.3	646.4
Buildings and improvements	92.6	90.0
Vehicles, furniture and equipment	333.4	300.8
Containers and compactors	130.6	117.3

	1,667.1	1,294.8
Accumulated depreciation and amortization	(749.3)	(398.4)

	$917.8	$896.4

(1) These properties have been approved for use as landfills, and we are currently in the process of obtaining the necessary permits.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), we do not amortize goodwill. Instead we perform an annual assessment of goodwill impairment by applying a fair value based test to each of our reporting units. We completed our annual assessment of goodwill as of December 31, 2003 and no impairment was recorded. We may conduct an impairment test of goodwill more frequently than annually under certain conditions. For example, a significant adverse change in liquidity or the business environment, unanticipated competition, a significant adverse action by a regulator or a disposal of a significant portion of an operating segment could prompt an impairment test between annual assessments.

We evaluate goodwill for impairment using a fair value based test. The calculation of fair value is subject to judgments and estimates. We estimate fair value based on net cash flows discounted using a weighted-average cost of capital of approximately 6.7%. In addition, we consider an earnings multiple approach, enterprise value, and overall company market capitalization to evaluate the reasonableness of our discounted cash flows. The estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company.

At the time of a divestiture of an individual business, goodwill is allocated to that business and a gain or loss on disposal is derived. Subsequently, the remaining goodwill would be re-evaluated for realizability, which could result in an additional loss being recognized.

During 2003, we have sold or held for sale certain operations. During 2003, we allocated approximately $105.1 million of goodwill related to these operations, of which $28.6 million relates to the assets held for sale at December 31, 2003. The remaining goodwill was subsequently evaluated for realizability and we concluded there was no impairment.

We have incurred non-cash losses on sales of assets when we believed that re-deployment of the proceeds from the sale of such assets could reduce debt or improve operations and was economically beneficial. If we decide to sell additional assets in the future, we could incur additional non-cash losses on asset sales.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We adopted SFAS 142 effective January 1, 2002. For the year ended December 31, 2001, net loss adjusted to exclude goodwill amortization expense was $164.8 million.

BFI goodwill is accounted for at the Parent company level. We make an allocation to the entities that were acquired as part of the BFI acquisition. These entities are included in both BFI and the Other Allied Collateral. The following table shows the activity and balances related to the aggregate BFI goodwill as recorded by the Parent from December 31, 2001 through December 31, 2003 (in millions):

	2003	2002

Beginning balance	$3,745.3	$3,769.2
Acquisitions	0.1	2.8
Divestitures	(86.3)	(8.0)
Adjustments (1)	(28.7)	(18.7)

Ending balance	$3,630.4	$3,745.3

(1)	Amounts primarily relate to write-off of goodwill in connection with assets held for sale accounting and purchase accounting adjustments during the allocation period.

In addition, we have other amortizable intangible assets that consist primarily of the following at December 31, 2003 (in millions):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

Non-compete agreements	$0.4	$(0.2)	$0.2
Other	0.2	—	0.2

Total	$0.6	$(0.2)	$0.4

Amortization expense for the three years ended December 31, 2003 was $0.2 million, $0.3 million and $0.4 million, respectively. Based upon the amortizable assets recorded in the balance sheet at December 31, 2003, amortization expense for each of the next five years is estimated to be $0.3 million or less.

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

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2001, our equity investment in the four remaining Ref-Fuel facilities was approximately $180 million. In connection with the modification of the ownership structure, we had an option to exchange our minority interest in the four Ref-Fuel facilities for 99% interest in Allied’s equipment purchasing subsidiaries owned by subsidiaries of American Ref-Fuel Company, LLC. At December 31, 2001, the minority interest that represented the outside ownership interests in our equipment purchasing subsidiaries was approximately $180.0 million. We exercised the exchange option and completed the exchange on April 30, 2002. We no longer have any interest in the Ref-Fuel entities and our Parent owns 100% of the equipment purchasing subsidiaries.

We used the equity method of accounting for investments in unconsolidated subsidiaries over which we exercised significant influence. The Summarized Statement of Operations Data presented in the table below indicate amounts related to the following equity investees in which we exercised significant influence through a 50% ownership interest during January through April 2001: American Ref-Fuel Company of Hempstead, American Ref-Fuel Company of Essex, American Ref-Fuel Company of Southeastern Connecticut, and American Ref-Fuel Company of Niagara, LP.

Summarized Combined Statement of Operations Data
(in millions)

For the Year Ended
December 31, 2001(1)

Total revenue	$250.0
Operating income	116.8
Net income	59.4

(1)	These amounts exclude the results of Semass, LP and American Ref-Fuel Company, for which our ownership interest was divested on April 30, 2001.

Differences between the equity in earnings we reported and our proportionate share of the combined earnings of the related investees result principally from differences in the recognition of expenses, goodwill amortization and the elimination of intercompany transactions.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     Long-term Debt

Allied completed the acquisition of BFI primarily through the issuance of debt. All of the assets and substantially all of the stock of BFI and all of the assets and stock of Other Allied Collateral are pledged as collateral for this debt and the debt is serviced through cash flows generated by the consolidated operations of Allied. Therefore in accordance with SEC Staff Accounting Bulletin, Topic 5-J, the debt that was incurred to acquire BFI, while held and managed by Allied, is presented on BFI’s consolidated balance sheet, and related interest expense and debt issue costs are reflected in these financial statements. To the extent the original acquisition debt is repaid with cash or refinanced with equity, it is no longer presented in these financial statements. To the extent the original acquisition debt is refinanced with other debt (either bank financings or bonds), the replacement debt instrument, along with the related issuance costs and interest expense, is presented in these financial statements.

Long-term debt at December 31, 2003 and 2002 consists of the following (in millions):

	Debt Balance at		Effective Interest Rate

	2003	2002	2003		2002

Revolving credit facility	$—	$—	5.41	%*	5.97	%*
Tranche A term loan facility	—	899.1	—		9.09
Tranche B term loan facility	—	670.9	—		8.38
Tranche C term loan facility	—	805.1	—		9.46
2003 Term loan B	1,185.0	—	9.83		—
2003 Term loan C	250.0	—	7.81		—
Senior notes, interest at 6.50%	350.0	—	4.51		—
Senior notes, interest at 8.88%	600.0	600.0	9.16		9.16
Senior notes, interest at 8.50%	750.0	750.0	8.77		8.77
Senior notes, interest at 9.25%	377.1	377.4	9.39		9.39
Senior notes, interest at 7.88%	450.0	—	8.05		—
Debentures, interest at 7.40%	287.6	285.3	8.03		8.03
Senior notes, interest at 6.10%	—	156.5	—		8.34
Senior notes, interest at 6.38%	148.4	145.2	8.34		8.34
Debentures, interest at 9.25%	95.6	95.4	9.48		9.48
Senior notes, interest at 7.88%	68.7	68.1	8.77		8.77
Solid waste revenue bond obligations, principal payable through 2031	238.4	238.4	6.17		6.15
Senior subordinated notes, interest at 10.00%	1,497.4	2,005.6	10.22		10.22
Notes payable to banks, finance companies, and individuals, interest rates of 7.0% to 19.6%, and principal payable through 2021, secured by vehicles, equipment, real estate, accounts receivable or stock of certain subsidiaries	3.8	4.9	10.47	*	9.91	*

	6,302.0	7,101.9
Less: Current portion	19.2	157.7

	$6,282.8	$6,944.2

* reflects weighted average interest rate

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Completion of financing plan —

In April 2003, Allied completed a multifaceted financing plan that refinanced the 1999 Credit Facility. The financing plan included issuance of common stock, preferred stock and senior notes, along with the refinancing of the 1999 Credit Facility, discussed below. The common and preferred stock issued was in Allied’s shares. In connection with the completion of the financing plan, we recorded a charge to interest expense and other of approximately $52.1 million related to the write-off of deferred and other costs.

Bank credit facility —

On April 29, 2003, we refinanced our 1999 Credit Facility, which consisted of a $1.291 billion revolving credit facility, due 2005 and $2.226 billion in funded, amortizing senior secured term loans with varying maturity dates through 2007, with a $2.9 billion senior secured Credit Facility (the 2003 Credit Facility) that includes $1.5 billion revolver due January 2008 (2003 Revolver), a $1.2 billion term loan with final maturity in January 2010 (the 2003 Term Loan B), and a $200 million institutional letter of credit facility. In addition, the 2003 Credit Facility allows us to establish an incremental term loan in an amount up to $250 million and an additional institutional letter of credit facility in an amount up to $500 million. Of the $1.5 billion available under the 2003 Revolver, the entire amount may be used to support the issuance of letters of credit.

The 2003 Credit Facility bears interest at (a) an Alternative Base Rate, or (b) Adjusted LIBOR, both terms defined in the 2003 Credit Facility, plus, in either case, an applicable margin based on our leverage ratio. Proceeds from the 2003 Credit Facility may be used for working capital and other general corporate purposes, including acquisitions.

In August 2003, the 2003 Credit Facility was amended to permit an exchange transaction between Allied and holders of Allied’s Series A Senior Convertible Preferred Stock. In addition, the amendment permits Allied to incur an additional $250 million of term loan indebtedness, an additional $350 million of senior secured indebtedness and $400 million of senior unsecured indebtedness, for the purpose of retiring portions of our outstanding senior subordinated indebtedness through optional redemption, public tender offer or open market repurchases.

During the third quarter 2003, a new $250 million term loan (2003 Term Loan C) due 2010 was funded under the 2003 Credit Facility and the proceeds were used to repurchase a portion of senior subordinated notes in the same amount of principal. In connection with these repurchases, premiums of approximately $23.8 million were paid which are recorded in interest expense and other.

In November 2003, a second amendment to our 2003 Credit Facility was completed to reduce the interest rate for the 2003 Term Loan B, 2003 Term Loan C and institutional letter of credit facility to LIBOR plus 275 basis points. In addition to re-pricing the term loan facilities, financial covenants were revised to provide greater operating flexibility.

At December 31, 2003, approximately $637 million in letters of credit were outstanding under the 2003 Revolver and $200 million in letters of credit were outstanding under the institutional letter of credit facility. In addition, at December 31, 2003, approximately $863 million was available under the 2003 Revolver.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2003 Credit Facility requires Allied to make prepayments upon completion of certain transactions as defined in the 2003 Credit Facility, including asset sales and issuances of debt securities. Proceeds from these transactions are to be applied pursuant to the 2003 Credit Facility. Allied is also required to make prepayments on the 2003 Credit Facility for 50% of any excess cash flows from operations on a consolidated basis, as defined.

Senior notes and debentures —

In November 2003, Allied Waste North America (AWNA), a wholly-owned subsidiary of Allied, issued $350 million of 6.50% senior notes due 2010. These senior notes have a make-whole call provision that is exercisable at any time at a stated redemption price. Interest is payable semi-annually on February 15th and August 15th beginning on August 15, 2004. Net proceeds of approximately $256.1 million were used to repurchase a portion of our senior subordinated notes. In connection with these repurchases, premiums of approximately $23.1 million were paid. During January 2004, Allied repurchased $93.9 million of the senior subordinated notes using the remaining proceeds from the senior notes and paid premiums of approximately $8.2 million related to the 2004 repurchases.

On April 9, 2003, AWNA issued $450 million of 7.875% senior notes due 2013 for net proceeds of approximately $440 million. The net proceeds were used to reduce borrowings under the 1999 Credit Facility. The senior notes have a no call provision until 2008. Interest is payable April 1st and October 1st of each year beginning October 2003.

In November 2002, AWNA issued $375.0 million of 9.25% senior notes due 2012 (the 2002 Senior Notes). The 2002 Senior Notes were issued at a premium of $2.4 million. These senior notes have a no call provision until 2007. Interest is payable semi-annually on March 1 and September 1. The net proceeds of $370.6 million from the sale of these notes were used to repay term loans under the 1999 Credit Facility prior to maturity.

During 2001, AWNA issued $750 million of 8.50% senior notes, due 2008 and $600 million of 8.875% senior notes, due 2008 (together the 2001 Senior Notes). Interest on the 2001 Senior Notes is payable semi-annually on June 1 and September 1.

In connection with the BFI acquisition on July 30, 1999, Allied assumed all of BFI’s debt securities with the exception of commercial paper that was paid off in connection with the acquisition. Our debt securities were recorded at their fair market values as of the date of the acquisition in accordance with EITF 98-1 — Valuation of Debt Assumed in a Purchase Business Combination (EITF 98-1). The effect of revaluing the debt securities resulted in an aggregate discount from the historic face amount of $137.0 million. At December 31, 2003, the remaining unamortized net discount related to these debt securities was $93.7 million.

The 6.10% senior notes, 6.375% senior notes and 9.25% debentures assumed from BFI are not redeemable prior to maturity and are not subject to any sinking fund. In January 2003, the 6.10% senior notes were repaid upon maturity.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 7.40% debentures assumed from BFI are not subject to any sinking fund and may be redeemed as a whole or in part, at our option at any time. The redemption price is equal to the greater of (i) the principal amount of the debentures and (ii) the present value of future principal and interest payments discounted at a rate specified under the terms of the indenture.

Senior subordinated notes —

In July 1999, Allied Waste North America, Inc. (Allied NA) issued $2.0 billion of senior subordinated notes (the 1999 Notes) that mature in 2009. Interest accrues on the 1999 Notes at an interest rate of 10% per annum, payable semi-annually on May 1 and November 1. These proceeds from the 1999 Notes were used as partial financing of the acquisition of BFI.

During 2003, $506.1 million of the senior subordinated notes were repaid prior to maturity through open market repurchases. In connection with these repurchases, premiums of approximately $46.9 million were paid and deferred financing costs of $6.4 million were written-off to interest expense and other.

Future maturities of long term debt —

Aggregate future scheduled maturities of long-term debt as of December 31, 2003 are as follows (in millions):

2004	$19.2
2005	84.4
2006	18.7
2007	15.1
2008	1,526.3
Thereafter	4,726.4

Gross Principal	$6,390.1
Discount, net	(88.1)

Total Debt	$6,302.0

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of debt and interest rate protection agreements —

The fair value of debt and interest rate swap contracts are subject to change as a result of potential changes in market rates and prices. The table below provides information about BFI’s long-term debt and interest rate swap contracts of Allied that are presented in these financial statements, by aggregate principal or notional amounts and weighted average interest rates for instruments that are sensitive to changes in interest rates. The financial instruments are grouped by market risk exposure category (in millions, except percentages).

	Balance at	Fair Value at	Balance at	Fair Value at
	December 31,	December 31,	December 31,	December 31,
	2003	2003	2002	2002

Long-Term Debt
Fixed Rate Debt:
Principal amount	$4,787.4	$5,241.6	$4,649.6	$4,608.1
Weighted average interest rate	8.81%		9.11%
Variable Rate Debt:
Principal amount	$1,514.6	$1,527.2	$2,452.3	$2,423.8
Weighted average interest rate(1)	3.78%		4.16%
Interest Rate Swaps(2)
Non-Cancelable:
Notional amount	$2,000.0	$(46.5)	$2,300.0	$(125.7)
Weighted average interest rate	5.69%		6.06%

(1)	Reflects the rate in effect as of December 31, 2003 and 2002 before the effects of swaps and includes all applicable margins. Actual future rates may vary.

(2)	Amount includes our fixed to floating and floating to fixed interest rate swap contracts. See Note 6 for additional discussion.

Debt covenants —

At December 31, 2003, Allied was in compliance with all financial covenants under the 2003 Credit Facility. In addition, the 2003 Credit Facility has restrictions on making certain types of payments, including certain dividend payments.

The senior notes issued by AWNA and the senior subordinated notes of AWNA contain certain financial covenants and restrictions for the Allied consolidated entity, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At December 31, 2003, Allied was in compliance with all applicable covenants.

Guarantees —

Substantially all of our subsidiaries along with substantially all other subsidiaries of the Parent, are jointly and severally liable for the obligations under the 1999 Notes, the 2001 Senior Notes, the 2002 Senior Notes, the 2003 Senior Notes and the 2003 Credit Facility through unconditional guarantees issued by current and future subsidiaries. At December 31, 2003, the maximum potential amount of future payments under the guarantees is the outstanding amount of the debt identified above and the amount for letters of credit issued under the credit facility. In accordance with FIN 45, the guarantees are not recorded in our consolidated financial statements as they represent parent-subsidiary guarantees. We do not guarantee any third party debt.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Collateral —

The 2003 Credit Facility, the senior notes issued by AWNA and $690 million of senior notes assumed in connection with the acquisition of BFI by Allied are secured by a pledge of the stock of substantially all of BFI and Other Allied Collateral and a security interest in the assets of BFI, its domestic subsidiaries and Other Allied Collateral. At December 31, 2003, on an aggregate basis, the book value of all the assets that serve as collateral was $8.6 billion.

6.     Derivative Instruments and Hedging Activities

Allied utilizes interest rate swaps to protect us from cash flow variations arising from changes in short term interest rates as well as to maintain a mix of fixed and floating rate debt. Allied’s risk management policy requires 75% of the consolidated debt to be fixed, either directly or effectively through interest rate swap contracts. These contracts are entered into solely for the purpose of reducing risk; positions are not taken for trading purposes. The risk management policy requires that the credit of our counter-parties is evaluated and monitored. At December 31, 2003, the notional value of the interest rate swap contracts that are presented in these financial statements was $2.0 billion. These contracts expire as follows: $1.4 billion during 2004 and $250.0 million during 2005, $75.0 million during 2008 and $275.0 million during 2009.

At December 31, 2003, a liability of $46.5 million is included in the consolidated balance sheets in other long-term obligations reflecting the fair market value of the entire interest rate swap portfolio on that date. The liability will fluctuate with market interest rates but will reduce to zero over the terms of each of our interest rate swap contracts. Approximately $34.0 million of the liability at December 31, 2003 relates to contracts maturing within 12 months. Fair value variations over the life of the interest rate swap contracts arise from changes in forecasted interest rates and the time value of money.

On December 31, 2001, Allied de-designated $1.5 billion of notional amount interest rate swap contracts due to the possibility that future interest rate payments on the underlying variable rate debt may cease prior to the expiration of the related interest rate swap contracts. There were no de-designated interest rate swap contracts prior to December 31, 2001. No additional interest rate swap contracts were de-designated after 2001.

Designated interest rate swap contracts —

Designated cash flow interest rate swap contracts (floating to fixed rate) are effective as hedges of our variable rate debt. The notional amounts, indices, repricing dates, and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged achieving 100% effectiveness. If significant terms do not match, any ineffectiveness will be assessed and any ineffectiveness is immediately recorded in interest expense and other.

Changes in fair value of interest rate swap contracts are reflected in accumulated other comprehensive loss. At December 31, 2003, approximately $32.0 million ($19.5 million, net of tax) is included in accumulated other comprehensive loss.

Expense or income related to swap settlements are recorded in interest expense for the related variable rate debt over the term of the agreements.

Non-hedge accounting interest rate swap contracts —

For certain interest rate swap contract, we have elected not to apply hedge accounting under SFAS 133. The election to not apply hedge accounting was made to allow flexibility to repay debt prior to maturity and to refinance debt when economically feasible. Following is a description of the accounting for these interest rate swap contracts.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

De-designated interest rate swap contracts. At December 31, 2003, de-designated interest rate swap contracts (floating to fixed rate) with a notional amount of $925 million and a fair value liability of $15.1 million are reflected in our financial statements. Settlement payments and periodic changes in market values of de-designated interest rate swap contracts are recorded as a gain or loss on derivative contracts included in interest expense and other. We recorded $47.1 million and $2.4 million of net gain related to changes in market values and $51.9 million and $59.6 million of settlement costs during the year ended December 31, 2003 and 2002, respectively.

When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in accumulated other comprehensive loss at the time of de-designation are isolated and amortized over the remaining original hedged interest payment. For contracts de-designated, the total amount of loss in accumulated other comprehensive loss at December 31, 2001 was approximately $65.2 million ($39.5 million, net of tax), $29.8 million ($18.1 million, net of tax) at December 31, 2002 and $6.7 million ($4.3 million, net of tax) remains in accumulated other comprehensive loss at December 31, 2003. For the year ended December 31, 2003 and 2002, we recorded $23.1 million and $35.4 million, respectively, of amortization expense related to the accumulated losses in accumulated other comprehensive loss for interest rate swap contracts that were de-designated at December 31, 2001. In 2004, we expect to record approximately $6.7 million of amortization expense related to the accumulated losses in accumulated other comprehensive loss for the de-designated swap contracts. The amortization expense is recorded in interest expense and other.

Fair Value Interest Rate Swap Contracts. Fair value interest rate swap contracts (fixed rate to floating rate) are utilized to achieve a mix of fixed and floating rate debt. At December 31, 2003, fair value interest rate swap contracts with a notional amount of $350 million and a derivative fair value asset of $0.9 million are reflected in our financial statements. Settlement payments and periodic changes in market values of our fair value interest rate swap contracts are recorded as a gain or loss on derivative contracts included in interest expense and other.

We recorded $0.9 million of net gain related to changes in market values and received settlements of $1.1 million during the year ended December 31, 2003. No amounts were recorded in 2002 and 2001.

7.     Accumulated Other Comprehensive Loss

The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholder’s deficit are shown as follows (in millions):

	Years Ended December 31,

	2003	2002

Minimum pension liability adjustment, net of taxes of $47.2 and $49.8	$(70.7)	$(74.8)
Interest rate swap contracts designated, unrealized loss, net of taxes of $12.5 and $25.1	(19.5)	(38.3)
Interest rate swap contracts de-designated, unrealized loss, net of taxes of $2.4 and $11.7	(4.3)	(18.1)

Accumulated other comprehensive loss	$(94.5)	$(131.2)

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Landfill Accounting

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

The new rules are a refinement to our industry practices and have caused a change in the mechanics of calculating landfill retirement obligations and the classification of where amounts are recorded in the financial statements. Landfill retirement obligations are no longer accrued through a provision to cost of operations, but rather by an increase to landfill assets. Liabilities retained from divested landfills that were historically accounted for in closure and post-closure liabilities were reclassified to other long-term obligations because they were not within the scope of SFAS 143. In addition, in accordance with SFAS 143, we changed the classification of certain costs related to capping, closure and post-closure obligations to other accounts. The most significant change in classification is that we now record the costs for methane gas collection systems in the landfill development assets. Further, the cost of financial assurance instruments are no longer accrued as part of the post-closure liability, but rather are expensed as incurred.

Upon adoption, SFAS 143 required a cumulative change in accounting for landfill obligations retroactive to the date the landfill operations commenced or the date the asset was acquired. To do this, SFAS 143 required the creation of the related landfill asset, net of accumulated amortization and an adjustment to the capping, closure and post-closure liabilities for cumulative accretion.

At January 1, 2003, we recorded a cumulative effect of a change in accounting principle of a net gain of approximately $44.8 million (net of income tax expense of $29.8 million). In addition, we recorded a decrease in our capping, closure and post-closure liabilities of approximately $106.5 million, an increase in other long-term obligations of approximately $24.9 million, and a decrease in our net landfill assets of approximately $7.0 million.

The pro forma liability for capping, closure and post-closure obligations as of December 31, 2002, 2001 and 2000 would have been $305.8 million, $277.4 million and $252.7 million, respectively.

Landfill accounting —

We have a network of 45 owned or operated active landfills with operating lives ranging from 1 to over 150 years based on available capacity using current annual volumes. The average life of our landfills approximates 32 years.

We use a life-cycle accounting method for landfills and the related closure and post-closure liabilities. This method applies the costs to be capitalized associated with acquiring, developing, closing and monitoring the landfills over the associated landfill capacity and associated consumption.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Specifically, we record landfill retirement obligations at fair value as a liability with a corresponding increase to the landfill asset as tons are disposed. The amortizable landfill asset includes (i) landfill development costs incurred, (ii) landfill development costs expected to be incurred over the life of the landfill, (iii) the recorded capping, closure and post-closure liabilities and (iv) the present value of cost estimates for future capping, closure and post-closure costs. We amortize the landfill asset over the total capacity of the landfill as volume is consumed during the life of the landfill with one exception. The exception applies to capping costs for which both the recognition of the liability and the amortization of these costs is based instead on the costs and capacity of the specific capping event.

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

Landfill assets —

We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the remaining costs (including any unamortized amounts recorded) associated with acquiring, permitting and developing the entire landfill plus the present value of the total remaining costs for specific capping events, closure and post-closure by the total remaining disposal capacity of that landfill (except for capping costs, which are divided by the total remaining capacity of the specific capping event). The resulting per unit amortization rates are applied to each unit disposed at the landfill and are recorded as expense for that period. We expensed approximately $76.2 million, related to landfill amortization during the year ended December 31, 2003. Landfill amortization expense for the year ended December 31, 2002 and 2001 would have been $75.5 million and $72.6 million if we had been accounting for landfill retirement obligations under SFAS 143 since January 1, 2001.

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

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We, together with our engineering and legal consultants, continually monitor the progress of obtaining local, state and federal approval for each of our expansion permits. If it is determined that the expansion no longer meets our criteria, the disposal capacity is removed from our total available disposal capacity; the costs to develop that disposal capacity; and, the associated capping, closure and post-closure costs are removed from the landfill amortization base, and rates are adjusted prospectively. In addition, any value assigned to probably expansion capacity is written-off to expense during the period in which it is determined that the criteria are no longer met.

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

Closure costs are those costs incurred after a landfill site stops receiving waste, but prior to being certified as closed. After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which may extend 30 years. Post-closure requirements generally include maintenance and operational costs of the site and monitoring the methane gas collection systems and groundwater systems, among other post-closure activities. Estimated costs for capping, closure and post-closure as required under Subtitle D regulations are compiled and updated annually for each landfill by local and regional company engineers. Daily maintenance activities, such as leachate disposal, methane gas and groundwater monitoring and maintenance, and mowing and fertilizing capped areas, incurred during the operating life of the landfill are expensed as incurred.

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

We discount our capping, closure and post-closure costs using our credit-adjusted, risk-free rate (of 9% in 2003). The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for our own credit rating. Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted, risk-free rate.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accretion expense is necessary to increase the accrued capping, closure and post-closure accrual balance to its future, or undiscounted, value. To accomplish this, we accrete our capping, closure and post-closure accrual balance using the credit-adjusted, risk-free rate (of 9% in 2003) and charge this accretion as an operating expense in that period. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid.

We charged approximately $28.0 million related to accretion of the capping, closure and post-closure liabilities during the year ended December 31, 2003. Accretion expense for the year ended December 31, 2002 and 2001 would have been $26.3 million and $23.9 million if we would have been accounting for capping, closure and post-closure obligations under SFAS 143 since January 1, 2001. Changes in estimates of costs or disposal capacity are treated on a prospective basis for operating landfills and are recorded immediately in results of operations for fully incurred capping events and closed landfills.

Environmental costs --

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

Our ultimate liabilities for environmental matters may differ from the estimates used in our assessment to date. We periodically evaluate the recorded liabilities as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded undiscounted liability for environmental matters as of December 31, 2003 and 2002 of approximately $237.3 million and $253.3 million, respectively, represents the most probable outcome of these contingent matters. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, proceeds are recorded as an offset to environmental expense in operating income. There were no significant recovery receivables outstanding as of December 31, 2003 or December 31, 2002. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding capping, closure and post-closure could result in approximately $10 million of additional liability.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Employee Benefit Plans

Defined Benefit Pension Plans --

We have one qualified defined benefit retirement plan as a result of Allied’s acquisition of BFI. This plan covers certain BFI employees in the United States, including some employees subject to collective bargaining agreements.

During 2002, the BFI Retirement Plan (BFI Pension Plan) and the Pension Plan of San Mateo County Scavenger Company and Affiliated Divisions of Browning-Ferris Industries of California, Inc. (San Mateo Pension Plan) were merged into one plan. However benefits continue to be determined under each of the two separate benefit structures. The BFI Pension Plan was amended on July 30, 1999 to freeze future credited service, but interest credits continue to accrue. Certain participants continue to receive 2% annual service credits through a portion of the 2003 plan year in addition to interest credits, pursuant to the collective bargaining agreements. The benefits not frozen under this plan are based on years of service and the employee’s compensation.

The San Mateo Pension Plan covers substantially all employees at this location, but excludes employees who are covered under collective bargaining agreements under which benefits have been the subject of good faith bargaining. Benefits are based on the employee’s years of service and compensation using the average of earnings over the highest five consecutive calendar years out of the last fifteen years of service. The San Mateo Pension Plan was amended in July 2003 to provide unreduced benefits, under certain circumstances, to participants who retire on or after January 1, 2004, at or after a special early retirement date.

Our general funding policy for each pension plan is to make annual contributions to the plan as determined to be required by the plan’s actuary and as required by ERISA. No contributions were required during 2003, 2002, or 2001. No contributions are anticipated for 2004.

Actuarial valuation reports were prepared as of the measurement dates of September 30, 2003 and 2002 and used, as permitted by SFAS 132R for disclosures included in the tables below (in millions, except percentages):

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the changes in the plans’ benefit obligations and the fair value of plan assets for the twelve month period ended September 30:

	2003	2002

Projected benefit obligation at beginning of period	$299.2	$269.6
Service cost	0.9	0.9
Interest cost	19.9	19.3
Amendment costs	2.0	0.2
Actuarial loss	28.0	22.3
Benefits paid	(11.8)	(13.1)

Projected benefit obligation at end of period	$338.2	$299.2
Fair value of plan assets at beginning of period	$277.6	$305.4
Actual return on plan assets	51.6	(14.7)
Benefits paid	(11.8)	(13.1)

Fair value of plan assets at end of period	$317.4	$277.6
Funded Status	$(20.7)	$(21.5)
Unrecognized net actuarial loss	123.6	129.6
Unrecognized prior service cost	2.0	0.1

Prepaid pension asset	$104.9	$108.2

The following table provides the amounts recognized in the balance sheets as of December 31:

	2003	2002

Prepaid pension asset	$104.9	$108.2
Accrued benefit liability	(120.0)	(124.7)

Net pension liability	(15.1)	(16.5)
Intangible assets	2.0	0.1
Accumulated other comprehensive loss before tax benefit	118.0	124.6

Net amount recognized	$104.9	$108.2

The accumulated benefit obligation for our defined benefit pension plan was $332.6 million and $294.2 million at December 31, 2003 and 2002, respectively. The primary difference between the projected benefit obligation and the accumulated benefit obligation is that the projected benefit obligation includes assumptions about future compensation levels and the accumulated benefit obligation does not.

The following table provides the components of net periodic benefit cost (income) for the years ended December 31:

	2003	2002	2001

Service cost	$0.9	$0.9	$0.8
Interest cost	19.9	19.3	17.7
Expected return on plan assets	(25.9)	(30.4)	(35.4)
Recognized net actuarial (gain) loss	8.3	2.0	(0.2)
Amortization of prior service cost	0.1	—	—

Net periodic benefit cost (income)	$3.3	$(8.2)	$(17.1)

The following table provided additional information regarding our pension plan for the years ended December 31:

	2003	2002	2001

Increase (decrease) in minimum pension liability included in other comprehensive income, net of tax	$(4.0)	$74.8	$—
Actual return on plan assets	$51.6	$(14.7)	$(33.4)
Actual return on plan assets (%)	19.0%	(4.8)%	(9.4)%

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used in the measurement of our benefit obligations for the current year and net periodic cost for the following year are shown in the following table (weighted average assumptions as of September 30):

	2003	2002	2001

Discount rate	6.25%	6.75%	7.25%
Average rate of compensation increase	4.00%	4.00%	4.00%
Expected return on plan assets	9.00%	9.50%	9.75%

We determine the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing our expected rate of return assumption, we evaluate an analysis of historical actual performance and conservative long-term return projections from our investment managers, which gives consideration to our asset mix and anticipated length of obligation of our plan.

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Historically, we have not invested in derivative instruments in our investment portfolio. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

The following table summarizes our plan asset allocation at September 2003 and 2002, target allocation for 2004, and expected long-term rate of return by asset category for calendar year 2003:

				Weighted average
		Percentage of plan assets		expected long-term
		at September 30,		rate of return for
	Target allocation			calendar year
	2004	2003	2002	2003

Equity securities	60%	61%	56%	10.6%
Debt securities	40%	39%	44%	6.2%

Total	100%	100%	100%	9.5%

The following table provides the benefit payments made during 2003 and 2002 and estimated future benefit payments:

Benefit payments:
2002	$13.1
2003	$11.8
Estimated future payments:
2004	$10.6
2005	10.8
2006	11.1
2007	11.3
2008	11.9
Years 2009 - 2013	67.2

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401k Plan —

Allied sponsors the Allied Waste Industries, Inc. 401(k) Plan (401(k) Plan) a defined contribution plan, which is available to all eligible employees except those represented by collective bargaining agreements where benefits have been the subject of good faith bargaining. Eligible employees may contribute up to 25% of their annual compensation on a pre-tax basis. Participant’s contributions are subject to certain restrictions as set forth in the Internal Revenue Code. Allied matches in cash 50% of employee contributions, up to the first 5% of the employee’s compensation which is deferred. Participant’s contributions vest immediately and the employer contributions vest in increments of 20% based upon years of service. BFI’s matching contributions totaled $2.4 million, $2.5 million, and $2.0 million for fiscal years 2003, 2002 and 2001, respectively.

10.     Stock Option Plans

Certain employees of BFI are eligible to participate in the stock option plans provided by Allied. Below is a description of the plans provided by Allied.

The 1991 Incentive Stock Plan (1991 Plan), the 1993 Incentive Stock Plan (1993 Plan) and the 1994 Incentive Stock Plan (1994 Plan, collectively the Plans) provide for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock and stock bonuses. The 1991 Plan limits the maximum number of shares that may be granted to not more than 10.5% of the number of fully diluted shares of common stock on the date of grant of an award. The 1991 plan also limits awards in the form of restricted stock, stock bonuses, performance awards and phantom stock to not more than 25% of the aggregate shares available to be awarded or granted under the plan and limits the maximum number of options granted to any employee under the 1991 Plan to 500,000 per year. An additional maximum number of shares of 2,000,000 common shares may be granted under the 1994 Plan. After taking into account previously granted awards, awards covering approximately 13,297,714 shares of common stock were available under the Plans. The Compensation Committee of the Board of Directors of Allied generally determines the exercise price, term and other conditions applicable to each option granted. Options granted under the Plans typically vest over 3 years and expire ten years from the grant date.

A summary of the status of the approximate portion of Allied’s stock option plans that is allocated to BFI at December 31, 2003, 2002 and 2001 and for the years then ended is presented in the table and narrative below:

	Year Ended December 31,

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding, beginning of year	1,394,802	$12.20	768,281	$12.77	409,896	$12.82
Options granted	1,547,704	11.39	634,689	10.50	381,973	13.41
Options exercised	(132,498)	6.76	(743)	8.40	(20,598)	9.52
Options forfeited or expired	(352,584)	12.65	(7,425)	14.88	(2,990)	14.45

Options outstanding, end of year	2,457,424	12.33	1,394,802	12.20	768,281	12.77

Options exercisable, end of year	1,664,608	12.70	433,488	14.17	171,960	14.57

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The approximate weighted average fair value of options granted were $5.79, $5.52, and $7.27 for the three years ended December 31, 2003. The Parent accounts for stock-based compensation plans under APB 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of our common stock upon the date of grant. Therefore, there has been no allocation of compensation expense to BFI related to options granted by Allied.

The following tables summarize information about stock options outstanding at December 31, 2003, which are fully vested, partially vested and non-vested:

Fully Vested:

Options Outstanding and Exercisable

		Weighted	Weighted
	Number	Average	Average
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price

$ 7.31 - $ 8.00	111,423	6 years	$7.56
$10.32 - $15.00	913,421	6 years	$12.15

Partially Vested:

Options Outstanding

		Weighted	Weighted
	Number	Average	Average
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price

$10.32 - $11.57	901,878	9 years	$10.43
$12.92 - $16.92	530,702	8 years	$13.19

Options Exercisable

		Weighted	Weighted
	Number	Average	Average
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price

$10.32 - $11.57	300,626	9 years	$10.43
$12.92 - $16.92	339,138	8 years	$13.18

Non Vested:

Options Outstanding

		Weighted	Weighted
	Number	Average	Average
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price

$ 9.03 - $10.32	137,005	10 years	$9.22
$11.57 - $12.92	678,857	10 years	$12.27

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     Stockholder’s Deficit

Our authorized, issued and outstanding shares of common stock are as follows (in millions, except per share data):

		Issued and Outstanding
		at December 31,
	Authorized
	Shares	2003	2002

Common stock, $0.16 2/3 par value	1.0	1.0	1.0

12.     Income Taxes

Operating results of BFI are included in the consolidated federal income tax return of Allied for the periods ended December 31, 2003, 2002 and 2001. For purposes of determining state income tax liabilities, we file either a consolidated or separate return based on the filing regulations required by each state.

The allocation of consolidated taxes of Allied to BFI is determined as if we prepared a separate tax return, in accordance with the provisions of the SFAS 109. The income tax provision determined for BFI is reflected in due from parent on BFI’s consolidated balance sheets. Deferred tax assets and liabilities (including any valuation allowance) are recognized, realized and maintained on a corporate-wide basis by Allied. These balances include items established relating to the acquisition of BFI that were based on certain assumptions that could possibly change based on the ultimate outcome of certain tax matters. As these tax accounts were established in purchase accounting, any future changes relating to these amounts will result in balance sheet reclassifications, which may include an adjustment to the goodwill relating to the acquisition of the predecessor entity. Allied’s valuation allowance at December 31, 2003 includes approximately $17 million related to the acquisition of BFI, the subsequent reduction of which would result in an adjustment to goodwill. BFI was allocated a portion of Allied’s valuation allowance based on specific identification to its deferred tax assets.

The components of the income tax benefit consist of the following (in millions):

	For the Year Ended December 31,

	2003	2002	2001

Current tax provision	$19.3	$3.1	$24.2
Deferred benefit	(180.7)	(122.6)	(129.5)

Total	$(161.4)	$(119.5)	$(105.3)

The current tax provision represents Puerto Rico and various state income taxes paid and payable for the periods presented. The balance of the provision represents federal and deferred Puerto Rico and state income taxes. The income tax provision allocated includes both current and deferred taxes, but under our tax sharing arrangement with the Parent, the total provision is considered to be a current provision, reduces our cash flow from operating activities and is reflected in the due from Parent on our combined balance sheet.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of our income tax provision (benefit) at our federal statutory tax rate to the effective tax rate is as follows (in millions):

	For the Year Ended December 31,

	2003	2002	2001

Federal statutory tax rate	$(152.1)	$(118.3)	$(133.9)
Consolidated state taxes, net of federal benefit	(20.2)	(13.6)	(12.0)
Amortization of goodwill (1)	—	—	32.0
Non-deductible write-off of goodwill and business combination costs	—	2.1	—
Effect of foreign operations	4.2	2.5	3.0
Other reserves	6.1	8.7	—
Other permanent differences	0.6	(0.9)	5.6

Effective tax rate	$(161.4)	$(119.5)	$(105.3)

(1)	In connection with various acquisitions, we recorded goodwill that was non-deductible goodwill for income tax purposes.

Deferred tax assets and liabilities (including any valuation allowance) are recognized, realized and maintained on a corporate-wide basis by Allied. Our cumulative tax-effected temporary differences that have been recorded in due from Parent on our combined balance sheets are as follows:

	December 31,

	2003	2002

Cumulative Tax-Effected Future (Taxable) Deductible Temporary Differences:
Relating primarily to basis differences in landfills, fixed assets and other assets	$(140.5)	$(180.4)
Environmental, capping, closure and post-closure reserves	218.5	283.1
Other reserves	45.8	105.1

Total	$123.8	$207.8

Tax-effected capital loss, foreign tax credit and state net operating loss carryforwards	$32.4	$64.8
Valuation allowance	(16.7)	(51.1)

Net carryforwards	$15.7	$13.7

The interest expense reflected in our consolidated statement of operations relates to debt that is held at Allied and presented in these financial statements for separate financial reporting purposes (See Note 5). BFI’s federal net operating loss carryovers arising from such interest expense have been recognized in the deferred tax provision and realized through the Allied intercompany account as Allied on a consolidated return basis has recognized all such losses as recoverable.

Deferred income taxes have not been provided as of December 31, 2003 and 2002 on approximately $31 million and $36 million, respectively, of undistributed earnings of Puerto Rican affiliates, which are considered to be permanently reinvested. A determination of the U.S. income and foreign withholding taxes, if these earnings were remitted as dividends, is not practicable.

We are currently under examination by various state and federal taxing authorities for certain tax years. A federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999 is completed with the exception of the matter discussed below.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to our acquisition of BFI on July 30, 1999, BFI operating companies, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, contributed assets and existing environmental and self-insurance liabilities to six fully consolidated BFI risk management companies (RMCs) in exchange for stock representing a minority ownership interest in the RMCs. Subsequently, on July 9, 1999, the BFI operating companies sold that stock in the RMCs to third parties at fair market value which resulted in a capital loss of approximately $900 million for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received. The capital loss was claimed in the BFI tax return for the period from October 1, 1998 to July 30, 1999. On January 18, 2001, the IRS designated this type of transaction and other similar transactions as a “potentially abusive tax shelter” under the IRS regulations.

During 2002, the IRS proposed the disallowance of all of this capital loss. The primary argument advanced by the IRS for disallowing the capital loss was that the tax basis of the stock of the RMCs received by the BFI operating companies was required to be reduced by the amount of liabilities assumed by the RMCs even though such liabilities were contingent. Under the IRS view, there was no capital loss on the sale of the stock since the tax basis of the stock should have approximately equaled the proceeds received. We protested the disallowance to the Appeals Office of the IRS in August 2002.

If the proposed disallowance is upheld, we estimate it could have a potential total cash impact of up to $310 million plus accrued interest through December 31, 2003 of approximately $46 million ($28 million net of tax benefit). We also received a notification from the IRS proposing a penalty of 40% of the additional income tax resulting from the disallowance. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.

If we are unable to resolve this matter with the Appeals Office of the IRS, we would expect to receive a notice of tax deficiency from the IRS. Upon receiving the notice, we would have the following options:

1.	File a petition for redetermination in Tax Court within 90 days. In this case, payments would not be required until the Tax Court renders its decision.

2.	Wait to receive a statement of amount due from the IRS and pay the amount due. The amount due would be based on the portion of the capital loss claimed during the BFI tax years ended September 30, 1996 through July 30, 1999. Additional amounts will be owed as the audits of the Company’s tax returns for calendar years 1999 and forward are completed.

3.	Pay the amount due as outlined in option 2 above, except, after paying the amount due, take appropriate steps to institute a suit in Federal District Court or the Federal Claims Court for a refund of the amounts paid.

The timing of any payments for any related state tax deficiencies will generally follow closely after the timing of any federal payments. Furthermore, at any point in time under any of the options outlined above, we can attempt to reach a settlement agreement with the IRS.

If we are unable to resolve this matter with the Appeals Office of the IRS, a decision would be made at that time as to which of the above options would be pursued. In any case, we continue to believe our position is well supported and we will vigorously contest the disallowance. An unfavorable result should have minimal impact on the consolidated results of operations of Allied as the tax and interest impact of a disallowance have been fully reserved on the consolidated balance sheet of Allied.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.     Commitments and Contingencies

Litigations —

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and can reasonably be estimable. We expect that matters in process at December 31, 2003, which have not been accrued in the consolidated balance sheets, will not have a material adverse effect on our consolidated liquidity, financial position or results from operations.

In the normal course of conducting our landfill operations, we are involved in legal and administrative proceedings relating to the process of obtaining and defending the permits that allow us to operate our landfills. In June 1999, neighboring parties and the county drainage district filed a lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at one of our landfills in Texas. In 2001, the expansion permit was granted. The parties opposing the expansion permit continued to pursue their efforts in preventing the expansion permit. In December 2003, a judgment issued by a District Court in Texas, effectively revoked the expansion permit that was granted by the State of Texas in 2001 and would require us to operate the landfill according to a prior permit granted in 1988. We plan to vigorously defend this expansion in the State Court of Appeals and believe that the merits of our position will prevail. Operationally, we are in the process of obtaining bonding that will allow us to continue to operate the landfill as usual during the period of appeals, which may continue two years or longer. If the appeal is not successful, the landfill may become impaired and we may incur costs to relocate waste to another landfill and this matter could result in a charge of up to $25 million to our consolidated statement of operations.

Royalties —

In connection with certain acquisitions, we have entered into agreements to pay royalties based on waste tonnage disposed at specified landfills. The payments are generally payable quarterly and amounts earned, but not paid, are accrued in the accompanying consolidated balance sheets. Royalties are expensed as tonnage is disposed of in the landfill

Lease agreements —

We have operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year at December 31, 2003 are as follows (in millions):

2004	$31.6
2005	12.1
2006	2.4
2007	2.1
2008	2.2
Thereafter	9.5

Rental expense under such operating leases was approximately $32.1 million, $29.2 million and $10.7 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial assurances —

We are required to provide $1.1 billion in financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations for closure and post-closure costs and performance under certain collection, landfill and transfer station contracts. We satisfy the financial assurance requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. Additionally, we are required to provide financial assurances for our insurance programs and collateral required for certain performance obligations. During 2004, we expect no material increase in financial assurance obligations.

These financial instruments are issued in the normal course of business and are not debt of the company. Since we currently have no liability for these financial assurance instruments, they are not reflected in the accompanying consolidated balance sheets. The underlying obligations of the financial assurance instruments would be valued and recorded in the consolidated balance sheets if it is probable that we would not be able to perform our obligations under the financial assurance contracts. We do not expect this to occur.

Guarantees —

We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that may become known in the future but that relate to our activities prior to the divestiture. As of December 31, 2003, we estimate the contingent obligations associated with these indemnifications to be de minimus.

We have entered into agreements to guarantee to property owners the value of certain property that is adjacent to landfills. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees have been accounted for in accordance with SFAS No. 5, Accounting for Contingencies, in the consolidated financial statements. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FIN 45 and were not significant in 2003.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.     Related Party Transactions

All treasury functions are maintained by Allied. The amount due from parent represents proceeds Allied received from the issuance of certain debt issued in connection with the financing of the BFI acquisition, in addition to the net advances to Parent in excess of obligations paid by the parent on behalf of BFI. No interest is earned on the amount due from Parent.

We are charged for management, financial and other administrative services provided during the year by Allied, including allocations for overhead. Related charges for the years ended December 31, 2003, 2002 and 2001 were approximately $23.3 million, $24.1 million and $16.4 million, respectively, recorded in selling, general and administrative expenses. In addition, Allied maintains insurance coverage for us and we were charged for the cost of insurance $62.4 million, $81.9 million and $90.4 million during 2003, 2002 and 2001, respectively.

We provide services to, and receive services from, Allied and subsidiaries of Allied, which are recorded in our consolidated statement of operations. Related revenues and expenses for the years ended December 31, 2003, 2002 and 2001 were approximately $166.1 million, $169.8 million and $172.3 million, respectively, recorded in revenues, and $57.4 million, $45.2 million and $41.8 million, respectively, recorded in cost of operations.

During 2003, we sold trade receivables at a discount to another subsidiary of Allied in connection with Allied’s receivables secured loan program. In connection with the sale, we recognized a loss of approximately $9.3 million recorded in selling, general and administrative expenses for the year ended December 31, 2003, and recorded a note receivable due from affiliate of approximately $15.0 million in due from Parent as part of the initial sale of receivables. Allocated interest income on the note receivable was approximately $0.5 million for the year ended December 31, 2003.

In 2001, we entered into lease agreements with certain subsidiaries of Allied for equipment and vehicles. The associated lease expense is included in cost of operations for 2003, 2002 and 2001 of approximately $10.8 million, $9.9 million and $2.6 million, respectively.

Financial Statement Schedules -

Schedule II – Valuation and Qualifying Accounts (in millions):

	Balance	Charges			Balance
	at	to	Other	Write-offs/	at
	12/31/00	Expense	Charges(1)	Payments	12/31/01

Allowance for doubtful accounts	$21.8	$7.4	$(9.1)	$(8.9)	$11.2
Severance and termination costs	4.4	—	0.1	(1.7)	2.8
Restructuring costs	6.0	8.0	2.2	(2.9)	13.3

	Balance	Charges			Balance
	at	to	Other	Write-offs/	at
	12/31/01	Expense	Charges(1)	Payments	12/31/02

Allowance for doubtful accounts	$11.2	$3.5	$0.1	$(7.6)	$7.2
Severance and termination costs	2.8	—	—	(1.4)	1.4
Restructuring costs	13.3	—	(3.1)	(7.0)	3.2

	Balance	Charges			Balance
	at	to	Other	Write-offs/	at
	12/31/02	Expense	Charges(1)	Payments	12/31/03

Allowance for doubtful accounts	$7.2	$6.1	$(0.2)	$(5.6)	$7.5
Severance and termination costs	1.4	—	—	(0.8)	0.6
Restructuring costs	3.2	—	0.4	(1.3)	2.3

(1)	Amounts primarily relate to acquired and divested companies.

Valuation and qualifying accounts not included above have been shown in Notes 1 and 8 of our consolidated financial statements herein.

GUARANTOR FINANCIAL STATEMENTS

Financial Statements of Non Wholly-Owned Guarantors

Following are the stand-alone financial statements for seven of our subsidiaries that we do not wholly-own. We are required to provide these financial statements under Securities and Exchange Commission (SEC) Rule 3-10 of Regulation S-X. These entities, along with substantially all of our wholly-owned subsidiaries, guarantee certain of our outstanding debt obligations. In Note 19 of our consolidated financial statements, included under Item 8 of this Form 10-K, we have provided consolidating financial information for both these entities and the other Allied subsidiaries that serve as guarantors.

BFI ENERGY SYSTEMS OF PLYMOUTH, INC.

Financial Statements

Report of Independent Auditors.

Balance Sheets as of December 31, 2003 and 2002.

Statements of Operations for Each of the Three Years in the Period Ended December 31, 2003.

Statements of Stockholders’ Equity for the Three Years Ended December 31, 2003.

Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2003.

Notes to Financial Statements.

Report of Independent Auditors

To the Board of Directors and Shareholders of
BFI Energy Systems of Plymouth, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of BFI Energy Systems of Plymouth, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for obligations associated with the retirement of long-lived tangible assets and the associated asset retirement costs as of January 1, 2003.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
March 5, 2004

BFI ENERGY SYSTEMS OF PLYMOUTH, INC.
BALANCE SHEETS
(in thousands)

	December 31,
	2003	2002
ASSETS
Current assets —
Cash	$—	$583
Interest receivable from affiliate	16,606	16,606

Total current assets	16,606	17,189
Due from parent, net	71,001	48,222
Notes receivable from affiliate	436,316	436,316

Total assets	$523,923	$501,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities —
Current portion of other long-term obligations	$681	$—
Current portion of accrued capping, closure and post-closure costs	25,177	15,392

Total current liabilities	25,858	15,392
Accrued capping, closure and post-closure costs, less current portion	179,895	207,407
Other long-term obligations	5,691	—
Class B common stock; no par value; 111 shares authorized, issued and outstanding	1,415	1,022
Commitments and contingencies
Class A common stock; no par value; 1,000 shares authorized issued and outstanding	3,328	3,328
Intercompany with parent	256,449	261,025
Retained earnings	51,287	13,553

Total stockholders’ equity	311,064	277,906

Total liabilities and stockholders’ equity	$523,923	$501,727

The accompanying Notes to Financial Statements are an integral part of these balance sheets.

BFI ENERGY SYSTEMS OF PLYMOUTH, INC.
STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Capping, closure and post-closure provision and accretion	$12,720	$26,728	$29,964
General and administrative expenses	54	60	51

Operating loss	(12,774)	(26,788)	(30,015)
Interest income	(37,847)	(36,836)	(35,740)

Income before income tax	25,073	10,048	5,725
Income tax expense	10,029	4,019	2,290

Income before cumulative effect of change in accounting principle	15,044	6,029	3,435
Cumulative effect of change in accounting principle, net of tax	23,083	—	—

Net income	38,127	6,029	3,435
Changes in redemption value of Class B common stock	(393)	1,925	(2,020)

Net income available to Class A common shareholder	$37,734	$7,954	$1,415

Pro forma amounts, assuming the change in accounting principle is applied retroactively and excluding the cumulative effect of change in accounting principle in the year of adoption:
Net income available to Class A common shareholder	$14,651	$17,160	$10,266

The accompanying Notes to Financial Statements are an integral part of these statements.

BFI ENERGY SYSTEMS OF PLYMOUTH, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A			Total
	Common	Intercompany	Retained	Stockholders'
	Stock	with Parent	Earnings	Equity
Balance as of December 31, 2000	$3,328	$254,715	$4,184	$262,227
Change in redemption value of Class B common stock	—	—	(2,020)	(2,020)
Net income	—	—	3,435	3,435
Change in intercompany with parent	—	2,290	—	2,290

Balance as of December 31, 2001	$3,328	$257,005	$5,599	$265,932

Change in redemption value of Class B common stock	—	—	1,925	1,925
Net income	—	—	6,029	6,029
Change in intercompany with parent	—	4,020	—	4,020

Balance as of December 31, 2002	$3,328	$261,025	$13,553	$277,906

Change in redemption value of Class B common stock	—	—	(393)	(393)
Net income	—	—	38,127	38,127
Change in intercompany with parent	—	(4,576)	—	(4,576)

Balance as of December 31, 2003	$3,328	$256,449	$51,287	$311,064

The accompanying Notes to Financial Statements are an integral part of these statements.

BFI ENERGY SYSTEMS OF PLYMOUTH, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities —
Net income	$38,127	$6,029	$3,435
Adjustments to reconcile net income to cash provided by operating activities —
Provision for income taxes	10,029	4,019	2,290
Capping, closure and post-closure provision and accretion	12,720	26,728	29,964
Cumulative effect of change in accounting principle	(23,083)	—	—
Change in operating assets and liabilities —
Capping, closure and post-closure expenditures	(15,597)	(19,030)	(17,760)

Cash provided by operating activities	22,196	17,746	17,929

Financing activities —
Change in due from parent, net	(22,779)	(18,698)	(16,445)

Cash used for financing activities	(22,779)	(18,698)	(16,445)

Increase (decrease) in cash	(583)	(952)	1,484
Cash, beginning of year	583	1,535	51

Cash, end of year	$—	$583	$1,535

Supplemental disclosures —
Non-cash change in intercompany with parent in equity	$(4,576)	$4,020	$2,290

The accompanying Notes to Financial Statements are an integral part of these statements.

BFI ENERGY SYSTEMS OF PLYMOUTH, INC.
NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

BFI Energy Systems of Plymouth, Inc. (BFI Plymouth, we or the Company), a Delaware corporation, manages certain liabilities assumed from its parent company, Browning-Ferris Industries, Inc. (BFI), a wholly owned subsidiary of Allied Waste Industries, Inc. (Allied). These liabilities represent estimated capping costs associated with operating active landfills, as well as other routine closure and post-closure costs including leachate management, ground water monitoring, cover management, gas management, property management and administrative expenses. BFI Plymouth does not own the related landfills. BFI owns all of our Class A common stock, which represents 90% of our outstanding shares of common stock. The Class B common stock, which represents the remaining 10% equity interest, is owned by unaffiliated environmental consultants.

We are dependent on Allied to provide funding for the liabilities assumed. This is accomplished through interest income and principal payments on notes receivable from affiliate (see Note 2) and, if necessary, borrowings from a subsidiary of Allied under a revolving credit agreement (see Note 8).

Purpose and basis of presentation —

The purpose of these financial statements is to provide information about BFI Plymouth which guarantees certain outstanding debt obligations of BFI and Allied. BFI Plymouth, along with substantially all of Allied’s other subsidiaries, represent the aggregate guarantor of the debt obligations. In the event that BFI or Allied cannot make payments on such debt obligations when they are due, the guarantor subsidiaries must make the payments instead. These financial statements are presented herein because BFI Plymouth is not a wholly-owned subsidiary of Allied and Securities and Exchange Commission (SEC) Rule 3-10 of Regulation S-X requires separate stand alone financial statements of non wholly-owned guarantors.

BFI Plymouth is not a registrant with the SEC and is not subject to the SEC’s periodic reporting requirements, except as may be required by Rule 3-10 of Regulation S-X. Certain estimates, including allocations from Allied, have been made to provide financial information for SEC and stand-alone reporting purposes as if BFI Plymouth were a registrant. We believe that the presentations and disclosures herein are adequate to make the financial information not misleading. In the opinion of management, all adjustments necessary to fairly state the financial statements have been reflected.

We adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143) on January 1, 2003, which changed our accounting for landfill retirement obligations, which impacts the comparability of the financial information presented herein. See Recently adopted accounting pronouncements below.

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

BFI ENERGY SYSTEMS OF PLYMOUTH, INC.
NOTES TO FINANCIAL STATEMENTS

Fair value of financial instruments —

Our financial instruments, as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about the Fair Value of Financial Instruments, include cash and notes receivable. The carrying value of our cash approximates fair value due to the short-term maturity of this instrument and the carrying value of the notes receivable approximates fair value due to the fixed interest rate being comparable with market rates for similar types of notes receivable.

Other long-term obligations -

Other long-term obligations represents the liabilities retained from divested landfills that were historically accounted for in closure and post-closure liabilities, which at the time of adoption of SFAS 143 were reclassified to other-long-term obligations because they were not within the scope of SFAS 143.

Accrued capping, closure and post-closure costs —

Accrued capping, closure and post-closure costs represent an estimate of the present value of the future obligation associated with capping, closure and post-closure monitoring of our non-hazardous solid waste landfills. Site specific capping, closure and post-closure engineering cost estimates are prepared annually. The present value of estimated future costs are accrued on a per unit basis as landfill disposal capacity is consumed. For active landfills, the impact of changes determined to be changes in estimates, based on the annual update, are accounted for on a prospective basis. Changes in estimates for fully incurred capping events are recognized when determined.

Recently adopted accounting pronouncements —

The Financial Accounting Standards Board (FASB) issued SFAS 143 in June 2001, which outlines standards for accounting for obligations associated with the retirement of long-lived tangible assets. The standard was effective beginning January 1, 2003 and impacts the accounting for landfill retirement obligations, which we have historically referred to as closure and post-closure. The adoption of the standard had no impact on our cash requirements. See Note 3 for additional discussion.

2. Interest and Notes Receivable from Affiliate

Notes receivable from affiliate at December 31, 2003 and 2002 consist of seven notes receivable from a wholly-owned subsidiary of BFI. The original notes receivable were issued at a rate of 8.00% on July 7, 1999 and have face values ranging from approximately $4.2 million to $278.7 million. An additional note, related to the assumption of additional liabilities, was issued at a rate of 7.00% as of December 31, 2000 with a face value of $66.1 million. Interest is payable annually and the principal amounts of the notes are due upon maturity on July 7, 2011. Interest income of $34.2 million was included in the accompanying statements of operations for the years ended December 31, 2003, 2002 and 2001.

3. Capping, Closure and Post-Closure Costs

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

BFI ENERGY SYSTEMS OF PLYMOUTH, INC.
NOTES TO FINANCIAL STATEMENTS

The new rules are a refinement to our industry practices and have caused a change in the mechanics of calculating landfill retirement obligations and the classification of where amounts are recorded in the financial statements. Landfill retirement obligations are no longer accrued through a provision to cost of operations, but rather as an increase to landfill assets. Since we do not own the related landfills, the increase to landfill assets is recorded by the entity that owns the landfill and is reflected in due to parent, net on the accompanying balance sheets. Liabilities retained from divested landfills that were historically accounted for in closure and post-closure liabilities were reclassified to other-long-term obligations because they were not within the scope of SFAS 143. In addition, in accordance with SFAS 143, we changed the classification of certain costs related to capping, closure and post-closure obligations to other accounts. The most significant change in classification is that the costs for methane gas collection systems are recorded in the landfill development assets by the entity that owns the related landfill asset. Further, the cost of financial assurance instruments are no longer accrued as part of the post-closure liability, but rather are expensed as incurred by the entity that owns the related landfill.

Upon adoption, SFAS 143 required a cumulative change in accounting for landfill obligations retroactive to the date the landfill operations commenced or the date the asset was acquired. To do this, SFAS 143 required the creation of the related landfill asset, net of accumulated amortization and an adjustment to the capping, closure and post-closure liabilities for cumulative accretion.

At January 1, 2003, we recorded a cumulative effect of a change in accounting principle of a net benefit of approximately $23.1 million (net of income tax expense of $15.4 million). In addition, we recorded a decrease in our capping, closure and post-closure liabilities of approximately $46.6 million and an increase in other long-term obligations of $8.1 million. The pro forma liability for capping, closure and post-closure obligations as of December 31, 2002, 2001 and 2000 would have been $163.1 million, $137.2 million and $114.9 million, respectively.

We use a life-cycle accounting method for capping, closure and post-closure liabilities. This method applies the costs to be capitalized associated with capping, closing and monitoring the landfills over the associated landfill capacity and associated consumption. On an annual basis, we update the capping, closure and post-closure cost estimates for each landfill. Additionally, future capacity estimates (sometimes referred to as airspace) are updated annually using aerial surveys of each landfill to estimate utilized disposal capacity and remaining disposal capacity. The overall cost and capacity estimates are reviewed and approved by operations management annually.

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

Closure costs are those costs incurred after a landfill site stops receiving waste, but prior to being certified as closed. After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which may extend for 30 years. Post-closure requirements generally include maintenance and operational costs of the site and monitoring the methane gas collection systems and groundwater systems, among other post-closure activities. Estimated costs for capping, closure and post-closure as required under Subtitle D regulations are compiled and updated annually for each landfill by local and regional company engineers.

BFI ENERGY SYSTEMS OF PLYMOUTH, INC.
NOTES TO FINANCIAL STATEMENTS

SFAS 143 required landfill obligations to be recorded at fair value. Quoted market prices in active markets are the best evidence of fair value. Since quoted market prices for landfill retirement obligations are not available to determine fair value, we use discounted cash flows of capping, closure and post-closure cost estimates to approximate fair value. The cost estimates are prepared by our local management and third-party engineers based on the applicable local, state and federal regulations and site specific permit requirements and are intended to approximate fair value.

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

We discount our capping, closure and post-closure costs using our credit-adjusted, risk-free rate (of 9% in 2003). The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for Allied’s credit rating. Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted, risk-free rate.

Accretion expense is necessary to increase the accrued capping, closure and post-closure accrual balance to its future, or undiscounted, value. To accomplish this, we accrete our capping, closure and post-closure accrual balance using the credit-adjusted, risk-free rate (of 9% in 2003) and charge this accretion as an operating expense in that period. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid.

4. Income Taxes

Our operating results are included in the consolidated federal income tax return of Allied for the periods ended December 31, 2003, 2002 and 2001. For purposes of determining state income tax liabilities, we filed either a consolidated or separate return based on the filing regulations required by each state. The allocation of consolidated taxes of Allied to us is determined as if we prepared a separate tax return, in accordance with the provisions of the SFAS No. 109, Accounting for Income Taxes.

BFI ENERGY SYSTEMS OF PLYMOUTH, INC.
NOTES TO FINANCIAL STATEMENTS

The components of the income tax provision (benefit) consist of the following (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Current state tax provision	$—	$—	$—
Balance of provision	10,029	4,019	2,290

Total	$10,029	$4,019	$2,290

The current state tax provision represents the state income taxes paid and payable for the periods presented. The balance of the provision represents federal and deferred state income taxes. The income tax provision allocated includes both current and deferred taxes, and is reflected in intercompany with parent in stockholders’ equity on our balance sheets.

The reconciliation of our income tax provision at the federal statutory tax rate to our effective tax rate follows (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Federal statutory tax rate	$8,775	$3,517	$2,004
Consolidated state taxes, net of federal benefit	1,254	502	286

Effective tax rate	$10,029	$4,019	$2,290

Deferred tax assets and liabilities (including any valuation allowance) are recognized, realized and maintained on a corporate-wide basis by Allied. Our cumulative tax-effected temporary differences that have been recorded in intercompany with parent in stockholders’ equity on our balance sheets are as follows (in thousands):

	December 31,
	2003	2002
Cumulative Tax-Effected Future (Taxable) Deductible Temporary Differences:
Capping, closure and post-closure reserves	$82,029	$89,120
Other obligations	2,549	—

Total	$84,578	$89,120

5. Commitments and Contingencies

Litigation —

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and reasonably estimable. We expect that matters in process at December 31, 2003, which have not been accrued in the balance sheet, will not have a material adverse effect on our liquidity, financial position or results from operations.

BFI ENERGY SYSTEMS OF PLYMOUTH, INC.
NOTES TO FINANCIAL STATEMENTS

6. Common Stock

BFI owns all 1,000 outstanding shares our Class A common stock. In July 1999, we issued all 111 outstanding shares of Class B common stock to BFI in exchange for notes receivable (see Note 2) and the assumption of certain liabilities (see Note 3). In July 1999, BFI sold all 111 outstanding shares of the Class B common stock to outside parties. The Class B shares do not generally have voting rights, other than the right to elect one of the six members of our Board of Directors.

We have the right to call the Class B common stock for redemption at any time after five years from the date of their initial issuance at a price equal to 10.5% of our net worth, as defined, as of the last day of the calendar month immediately preceding the month in which the redemption notice is sent by us. Net worth as defined in our incorporating documents varies significantly from net worth presented in these financial statements. The redemption price is limited to $41,977 per share of Class B common stock. The maximum aggregate redemption price would be approximately $4.7 million if we called all Class B shares for redemption.

7. Redeemable Class B Common Stock

Three environmental consulting firms collectively own all 111 outstanding shares of Class B common stock. The Class B shareholders have experience in environmental technologies, community relations and knowledge of various environmental laws and regulations to manage and reduce overall capping, closure and post-closure liabilities. The Class B shareholders participate in our Strategic Action Committee, which manages our overall liabilities.

The holders of Class B common stock have the right to require BFI Plymouth to redeem the shares any time after six years from the date of their initial issuance at a price equal to 10% of our net worth, as defined, as of the last day of the calendar month immediately preceding the month in which the redemption notice is received by us. The redemption price is limited to $39,978 per share of Class B common stock. The maximum aggregate redemption price would be approximately $4.4 million if all Class B shares were tendered for redemption by the shareholders.

We present the Class B common stock on our balance sheet at approximate redemption value based on the amounts due the shareholders upon redemption at the balance sheet date. This amount will not exceed the maximum redemption amount of $4.4 million although we may elect to call as described in Note 6.

BFI ENERGY SYSTEMS OF PLYMOUTH, INC.
NOTES TO FINANCIAL STATEMENTS

8. Related Party Transactions

Transactions with related parties are entered into only upon approval by a majority of our directors and only upon terms comparable to those that would be available from unaffiliated parties. All treasury functions are maintained by Allied. In order to meet our cash flow needs, we will occasionally borrow funds from a wholly-owned subsidiary of Allied under a revolving credit agreement permitting a maximum borrowing of $15 million. Loans under the revolving credit agreement bear interest at a rate of 6.5%. In addition, any excess cash we generate is advanced to a wholly-owned subsidiary of Allied and earns interest at a rate of 6.5%. We have pledged the notes receivable to affiliate and substantially all of our other assets as collateral for any borrowings under the revolving credit agreement. As of December 31, 2003 and 2002, $71.0 million and $48.2 million, respectively, of excess cash was advanced and was reported as due from parent, net in the accompanying balance sheets. Interest earned on excess cash of $3.6 million, $2.6 million and $1.5 million was reported as interest income in the accompanying statements of operations for the years ended December 31, 2003, 2002 and 2001, respectively.

The receivables for excess cash advanced are shown net of amounts we owe Allied for administrative costs incurred by Allied on behalf of us. We are charged for certain administrative and general expenses for services provided by Allied pursuant to an administrative services agreement. Related charges for the years ended December 31, 2003, 2002 and 2001 are approximately $0.1 million, approximately $0.1 million and approximately $0.1 million, respectively, and are included in general and administrative expenses. Management believes the costs charged to us are reasonable in relation to the services provided, but would not necessarily represent those charged by non-affiliated companies or incurred for similar functions on a stand-alone basis.

The intercompany with parent in stockholders’ equity represents adjustments to present these stand-alone financial statements in accordance with generally accepted accounting principles and is non-interest bearing due to the nature of the transactions.

BFI SERVICES GROUP, INC.

Financial Statements

Report of Independent Auditors.

Balance Sheets as of December 31, 2003 and 2002.

Statements of Operations for Each of the Three Years in the Period Ended December 31, 2003.

Statements of Stockholders’ Equity for the Three Years Ended December 31, 2003.

Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2003.

Notes to Financial Statements.

Report of Independent Auditors

To the Board of Directors and Shareholders of
BFI Services Group, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of BFI Services Group, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for obligations associated with the retirement of long-lived tangible assets and the associated asset retirement costs as of January 1, 2003.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
March 5, 2004

BFI SERVICES GROUP, INC.
BALANCE SHEETS
(in thousands)

	December 31,
	2003	2002
ASSETS
Current assets —
Cash	$—	$124
Interest receivable from affiliate	7,527	7,527

Total current assets	7,527	7,651
Notes receivable from affiliate	194,014	194,014

Total assets	$201,541	$201,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities —
Current portion of accrued post-closure costs	$19,403	$13,651

Total current liabilities	19,403	13,651
Accrued post-closure costs, less current portion	90,607	120,315
Due to parent, net	14,640	15,633
Class B common stock; no par value; 74 shares authorized, issued and outstanding	2,326	2,326
Commitments and contingencies
Class A common stock; no par value; 666 shares authorized, issued and outstanding	1,744	1,744
Intercompany with parent	37,312	27,855
Retained earnings	35,509	20,141

Total stockholders’ equity	74,565	49,740

Total liabilities and stockholders’ equity	$201,541	$201,665

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

BFI SERVICES GROUP, INC.
STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Post-closure provision and accretion expense, net	$9,241	$7,850	$(13,591)
General and administrative expenses	56	63	43

Operating income (loss)	(9,297)	(7,913)	13,548
Interest income	(15,521)	(15,521)	(15,521)
Interest expense	976	1,025	902

Income before income tax	5,248	6,583	28,167
Income tax expense	2,099	2,633	11,267

Income before cumulative effect of change in accounting principle	3,149	3,950	16,900
Cumulative effect of change in accounting principle, net of tax	12,219	—	—

Net income	15,368	3,950	16,900
Changes in redemption value of Class B common stock	—	—	(1,895)

Net income available to Class A common shareholder	$15,368	$3,950	$15,005

Pro forma amounts, assuming the change in accounting principle is applied retroactively and excluding the cumulative effect of change in accounting principle in the year of adoption:
Net income available to Class A common shareholder	$3,149	$3,786	$16,083

The accompanying Notes to Financial Statements are an integral part of these statements.

BFI SERVICES GROUP, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A			Total
	Common	Intercompany	Retained	Stockholders'
	Stock	with Parent	Earnings	Equity
Balance as of December 31, 2000	$1,744	$13,955	$1,186	$16,885
Change in redemption value of Class B common stock	—	—	(1,895)	(1,895)
Net income	—	—	16,900	16,900
Change in intercompany with parent	—	11,267	—	11,267

Balance as of December 31, 2001	$1,744	$25,222	$16,191	$43,157

Net income	—	—	3,950	3,950
Change in intercompany with parent	—	2,633	—	2,633

Balance as of December 31, 2002	$1,744	$27,855	$20,141	$49,740

Net income	—	—	15,368	15,368
Change in intercompany with parent	—	9,457	—	9,457

Balance as of December 31, 2003	$1,744	$37,312	$35,509	$74,565

The accompanying Notes to Financial Statements are an integral part of these statements.

BFI SERVICES GROUP, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities —
Net income	$15,368	$3,950	$16,900
Adjustments to reconcile net income to cash provided by (used for) operating activities —
Provision for income taxes	2,099	2,633	11,267
Post-closure provision and accretion, net	9,241	7,850	(13,591)
Cumulative effect of change in accounting principle, net of tax	(12,219)	—	—
Post-closure expenditures	(13,620)	(14,126)	(17,724)

Cash provided by (used for) operating activities	869	307	(3,148)

Financing activities —
Change in due to parent, net	(993)	(183)	2,556

Cash provided by (used for) financing activities	(993)	(183)	2,556

Increase (decrease) in cash	(124)	124	(592)
Cash, beginning of year	124	—	592

Cash, end of year	$—	$124	$—

Supplemental disclosures —
Non-cash change in intercompany with parent in equity	$9,457	$2,633	$11,267

The accompanying Notes to Financial Statements are an integral part of these statements.

BFI SERVICES GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

BFI Services Group, Inc. (BFI Services, we or the Company), a California corporation, manages certain liabilities assumed from its parent company Browning-Ferris Industries, Inc. (BFI), a wholly owned subsidiary of Allied Waste Industries, Inc. (Allied). These liabilities represent estimated post-closure costs of closed landfills including leachate management, ground water monitoring, cover management, gas management, property management and administrative expenses. We do not own the related landfills. BFI owns all of our Class A common stock, which represents 90% of our outstanding shares of common stock. The Class B common stock, which represents the remaining 10% equity interest, is owned 1.5% by unaffiliated environmental consultants and 98.5% by BFI.

We are dependent on Allied to provide funding for the liabilities assumed. This is accomplished through interest income and principal payments on notes receivable from affiliate (see Note 2) and, if necessary, borrowings from a subsidiary of Allied under a revolving credit agreement (see Note 8).

Purpose and basis of presentation —

The purpose of these financial statements is to provide information about BFI Services which guarantees certain outstanding debt obligations of BFI and Allied. BFI Services, along with substantially all of Allied’s other subsidiaries, represent the aggregate guarantor of the debt obligations. In the event that BFI or Allied cannot make payments on such debt obligations when they are due, the guarantor subsidiaries must make the payments instead. These financial statements are presented herein because BFI Services is not a wholly-owned subsidiary of Allied and Securities and Exchange Commission (SEC) Rule 3-10 of Regulation S-X requires separate stand alone financial statements of non wholly-owned guarantors.

BFI Services is not a registrant with the SEC and is not subject to the SEC’s periodic reporting requirements, except as may be required by Rule 3-10 of Regulation S-X. Certain estimates, including allocations from Allied, have been made to provide financial information for SEC and stand-alone reporting purposes as if BFI Services were a registrant. We believe that the presentations and disclosures herein are adequate to make the financial information not misleading. In the opinion of management, all adjustments necessary to fairly state the financial statements have been reflected.

We adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS 143) on January 1, 2003, which changed our accounting for landfill retirement obligations, which impacts the comparability of the financial information presented herein. See Recently adopted accounting pronouncements below.

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

BFI SERVICES GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Fair value of financial instruments —

Our financial instruments, as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about the Fair Value of Financial Instruments, include cash and notes receivable. The carrying value of our cash approximates fair value due to the short-term maturity of this instrument and the carrying value of the notes receivable approximates fair value due to the fixed interest rate being comparable with market rates for similar types of notes receivable.

Accrued post-closure costs —

Accrued post-closure costs represent an estimate of the present value of the future obligation associated with post-closure monitoring of our non-hazardous solid waste landfills. Site specific post-closure engineering cost estimates are prepared annually. The impact of changes determined to be changes in estimates for closed landfill sites are recognized in results of operations when determined.

Recently adopted accounting pronouncements —

The Financial Accounting Standards Board (FASB) issued SFAS 143 in June 2001, which outlines standards for accounting for obligations associated with the retirement of long-lived tangible assets. The standard was effective beginning January 1, 2003 and impacts the accounting for landfill retirement obligations, which we have historically referred to as post-closure. The adoption of the standard had no impact on our cash requirements. See Note 3 for additional discussion.

2. Interest and Notes Receivable from Affiliate

Notes receivable at December 31, 2003 and 2002 consists of eight notes receivable from a wholly owned subsidiary of BFI. These notes receivable were issued on July 7, 1999 and have face values ranging from approximately $310,000 to $138.8 million. Interest is payable annually at a rate of 8.0% and the principal amount of the notes are due upon maturity on July 7, 2011. Interest income of $15.5 million was included in the accompanying statements of operations for the years ended December 31, 2003, 2002 and 2001.

3. Post-Closure Costs

Effective January 1, 2003, we adopted SFAS 143 which outlines standards for accounting for our landfill retirement obligations that have historically been referred to as post-closure. SFAS 143 does not change the basic accounting principles that the waste industry has historically followed for accounting for these types of obligations. In general, the industry has followed the accounting practice of recognizing a liability on the balance sheet and related expense as waste is disposed at the landfill to match operating costs with revenues. The industry refers to this practice as life-cycle accounting. The principle elements of life-cycle accounting are still being followed.

The new rules required only a few changes that affected our accounting for liabilities associated with closed landfills. The most significant change was a change in the discount rate from a risk-free rate in 2002 (7.0%) to a credit-adjusted risk-free rate in 2003 (9.0%). Further, the cost of financial assurance instruments are no longer accrued as part of the post-closure liability, but rather are expensed as incurred by the entity that owns the related landfill.

BFI SERVICES GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Upon adoption, SFAS 143 required a cumulative change in accounting for landfill obligations retroactive to the date the landfill operations commenced or the date the asset was acquired. At January 1, 2003, we recorded a cumulative effect of a change in accounting principle of a net benefit of approximately $12.2 million (net of income tax expense of $8.2 million). In addition, we recorded a decrease in our post-closure liabilities of approximately $20.4 million. The pro forma liability for post-closure obligations as of December 31, 2002, 2001 and 2000 would have been $102.7 million.

After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which may extend for 30 years. Post-closure requirements generally include maintenance and operational costs of the site and monitoring the methane gas collection systems and groundwater systems, among other post-closure activities. Estimated costs for post-closure as required under Subtitle D regulations are compiled and updated annually for each landfill by local and regional company engineers.

SFAS 143 required landfill obligations to be recorded at fair value. Quoted market prices in active markets are the best evidence of fair value. Since quoted market prices for landfill retirement obligations are not available to determine fair value, we use discounted cash flows of post-closure cost estimates to approximate fair value. The cost estimates are prepared by our local management and third-party engineers based on the applicable local, state and federal regulations and are intended to approximate fair value.

Post-closure costs are estimated for the period of performance utilizing estimates a third party would charge (including profit margins) to perform those activities in full compliance with Subtitle D. If we perform the post-closure activities internally, the difference between amounts accrued, based upon third party cost estimates (including profit margins) and our actual cost incurred is recognized as a component of cost of operations in the period earned. An estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flows, reliable estimates of market risk premiums may not be obtainable. In our industry, there is no market that exists for selling the responsibility for post-closure independent of selling the entire landfill. Accordingly, we believe that it is not possible to develop a methodology to reliably estimate a market risk premium and have excluded a market risk premium from our determination of expected cash flows for post-closure liability.

We discount our post-closure costs using Allied’s credit-adjusted, risk-free rate (of 9% in 2003). The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for Allied’s credit rating.

BFI SERVICES GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

Accretion expense is necessary to increase the accrued post-closure balance to its future, or undiscounted, value. To accomplish this, we accrete our post-closure accrual balance using the credit-adjusted, risk-free rate (of 9% in 2003) and charge this accretion as an operating expense in that period. Accretion expense on recorded landfill liabilities is expensed from the time the liability is recognized until the costs are paid.

4. Income Taxes

Our operating results are included in the consolidated federal income tax return of Allied for the periods ended December 31, 2003, 2002 and 2001. For purposes of determining state income tax liabilities, we filed either a consolidated or separate return based on the filing regulations required by each state. The allocation of consolidated taxes of Allied to us is determined as if we prepared a separate tax return, in accordance with the provisions of the SFAS No. 109, Accounting for Income Taxes.

The components of the income tax provision consist of the following (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Current state tax provision	$—	$—	$—
Balance of provision	2,099	2,633	11,267

Total	$2,099	$2,633	$11,267

The current state tax provision represents the state income taxes paid and payable for the periods presented. The balance of the provision represents federal and deferred state income taxes. The income tax provision allocated includes both current and deferred taxes and is reflected in intercompany with parent in stockholders’ equity on our balance sheets.

The reconciliation of our income tax provision at the federal statutory tax rate to our effective tax rate follows (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Federal statutory tax rate	$1,837	$2,304	$9,858
Consolidated state taxes, net of federal benefit	262	329	1,408

Effective tax rate	$2,099	$2,633	$11,266

Deferred tax assets and liabilities (including any valuation allowance) are recognized, realized and maintained on a corporate-wide basis by Allied. Our cumulative tax-effected temporary differences that have been recorded in intercompany with parent in stockholders’ equity on our balance sheets are as follows (in thousands):

	December 31,
	2003	2002
Cumulative Tax-Effected Future (Taxable) Deductible Temporary Differences:
Post-closure reserves	$44,004	$53,586

Total	$44,004	$53,586

BFI SERVICES GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

5. Commitments and Contingencies

Litigation —

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and reasonably estimable. We expect that matters in process at December 31, 2003, which have not been accrued in the balance sheet, will not have a material adverse effect on our liquidity, financial position or results from operations.

6. Common Stock

BFI owns all 666 outstanding shares of our Class A common stock. In July 1999, we issued all 74 outstanding shares of Class B common stock to BFI in exchange for notes receivable (see Note 2) and the assumption of certain contingent liabilities (see Note 3). In July 1999, BFI sold all 74 outstanding shares of the Class B common stock to outside parties. In 2001, BFI repurchased 72.86 outstanding shares of the Class B common stock from the outside parties. The Class B shares do not generally have voting rights, other than the right to elect one of the six members of our Board of Directors.

We have the right to call the Class B common stock for redemption at any time after five years from the date of their initial issuance at a price equal to 10.5% of our net worth, as defined, as of the last day of the calendar month immediately preceding the month in which the redemption notice is sent by us. Net worth, as defined in our incorporating documents, varies significantly from net worth presented in these financial statements. The redemption price is limited to $33,002 per share of Class B common stock. The maximum aggregate redemption price would be approximately $2.4 million if all Class B shares were called for redemption by us.

BFI SERVICES GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

7. Redeemable Class B Common Stock

As of December 31, 2003, two environmental consulting firms collectively own 1.14 outstanding shares of Class B common stock. The Class B shareholders have experience in environmental technologies, community relations and knowledge of various environmental laws and regulations to manage and reduce the overall closure and post-closure liabilities. The Class B shareholders participate in our Strategic Action Committee, which manages our overall liabilities.

The holders of Class B common stock have the right to require BFI Services to redeem the shares any time after six years from the date of their initial issuance at a price equal to 10% of our net worth, as defined, as of the last day of the calendar month immediately preceding the month in which the redemption notice is received by the us. The redemption price is limited to $31,430 per share of Class B common stock. The maximum aggregate redemption price would be approximately $2.3 million if all Class B shares were tendered for redemption by the shareholders.

We present the Class B common stock on our balance sheet at approximate redemption value based on the amounts due the shareholders upon redemption at the balance sheet date. This amount will not exceed the maximum redemption amount of $2.3 million although we may elect to call as described in Note 6.

8. Related Party Transactions

Transactions with related parties are entered into only with the approval by a majority of our directors and only upon terms comparable to those that would be available from unaffiliated parties. All treasury functions are maintained by Allied. In order to meet our cash flow needs, we will occasionally borrow funds from a wholly-owned subsidiary of Allied under a revolving credit agreement permitting a maximum borrowing of $40 million. We have pledged the notes receivable to affiliate and substantially all of our other assets as collateral for any borrowings. As of December 31, 2003 and 2002, $14.6 million and $15.6 million, respectively, of cash borrowed under the revolving credit agreement was reported as due to parent in the accompanying balance sheets. We repay these funds including interest calculated at 6.5%. Interest expense related to loans from Allied was $1.0 million, $1.0 million and $0.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

We are charged for certain administrative and general expenses for services provided by Allied pursuant to an administrative services agreement. Related charges for the years ended December 31, 2003, 2002 and 2001 are approximately $0.1 million, approximately $0.1 million and approximately $0.1 million, respectively, and are included in general and administrative expenses. Management believes the costs charged to us are reasonable in relation to the services provided, but would not necessarily represent those charged by non-affiliated companies or incurred for similar functions on a stand-alone basis.

The intercompany with parent in stockholders’ equity represents adjustments to present these stand-alone financial statements in accordance with generally accepted accounting principles and is non-interest bearing due to the nature of the transactions.

BFI TRANS RIVER (LP), INC.

Financial Statements

Report of Independent Auditors.

Balance Sheets as of December 31, 2003 and 2002.

Statements of Operations for Each of the Three Years in the Period Ended December 31, 2003.

Statements of Stockholders’ Deficit for the Three Years Ended December 31, 2003.

Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2003.

Notes to Financial Statements.

Report of Independent Auditors

To the Board of Directors and Shareholders of
BFI Trans River (LP), Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ deficit and of cash flows present fairly, in all material respects, the financial position of BFI Trans River (LP), Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
March 5, 2004

BFI TRANS RIVER (LP), INC.
BALANCE SHEETS
(in thousands)

	December 31,
	2003	2002
ASSETS
Current assets —
Cash	$—	$80
Interest receivable from affiliate	4,017	4,017

Total current assets	4,017	4,097
Notes receivable from affiliate	103,554	103,554

Total assets	$107,571	$107,651

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities —
Current portion of environmental liabilities	$20,401	$9,084

Total current liabilities	20,401	9,084
Due to parent, net	32,542	29,651
Environmental liabilities, less current portion	61,798	87,663
Class B common stock; no par value; 111 shares authorized, issued and outstanding	267	163
Commitments and contingencies
Class A common stock; no par value; 1,000 shares authorized, issued and outstanding	931	931
Intercompany with parent	(28,965)	(33,581)
Retained earnings	20,597	13,740

Total stockholders’ deficit	(7,437)	(18,910)

Total liabilities and stockholders’ deficit	$107,571	$107,651

The accompanying Notes to Financial Statements are an integral part of these balance sheets.

BFI TRANS RIVER (LP), INC.
STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Remediation (income) expense, net	$(5,464)	$(5,324)	$7,186
General and administrative expenses	141	166	159

Operating income (loss)	5,323	5,158	(7,345)
Interest income	(8,284)	(8,284)	(8,284)
Interest expense	2,006	1,817	1,363

Income (loss) before income tax	11,601	11,625	(424)
Income tax expense (benefit)	4,640	4,650	(169)

Net income (loss)	6,961	6,975	(255)
Change in redemption value of Class B common stock	(104)	(163)	225

Net income (loss) available to Class A common shareholder	$6,857	$6,812	$(30)

The accompanying Notes to Financial Statements are an integral part of these statements.

BFI TRANS RIVER (LP), INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Class A			Total
	Common	Intercompany	Retained	Stockholders'
	Stock	with Parent	Earnings	Deficit
Balance as of December 31, 2000	$931	$(38,061)	$6,958	$(30,172)
Change in redemption value of Class B common stock	—	—	225	225
Net loss	—	—	(255)	(255)
Change in intercompany with parent	—	(170)	—	(170)

Balance as of December 31, 2001	$931	$(38,231)	$6,928	$(30,372)

Change in redemption value of Class B common stock	—	—	(163)	(163)
Net income	—	—	6,975	6,975
Change in intercompany with parent	—	4,650	—	4,650

Balance as of December 31, 2002	$931	$(33,581)	$13,740	$(18,910)

Change in redemption value of Class B common stock	—	—	(104)	(104)
Change in intercompany with parent	—	4,616	—	4,616
Net income	—	—	6,961	6,961

Balance as of December 31, 2003	$931	$(28,965)	$20,597	$(7,437)

The accompanying Notes to Financial Statements are an integral part of these statements.

BFI TRANS RIVER (LP), INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities —
Net income (loss)	$6,961	$6,975	$(255)
Adjustments to reconcile net income (loss) to cash used for operating activities —
Provision (benefit) for income taxes	4,640	4,650	(169)
Remediation expense (benefit)	(5,464)	(5,324)	7,186
Environmental expenditures	(9,108)	(11,898)	(24,035)

Cash used for operating activities	(2,971)	(5,597)	(17,273)

Financing activities —
Change in due from parent	2,891	5,677	17,024

Cash provided by financing activities	2,891	5,677	17,024

Increase (decrease) in cash	(80)	80	(249)
Cash, beginning of year	80	—	249

Cash, end of year	$—	$80	$—

Supplemental disclosures —
Non-cash change in intercompany with parent in equity	$4,616	$4,650	$—

The accompanying Notes to Financial Statements are an integral part of these statements.

BFI TRANS RIVER (LP), INC.
NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

BFI Trans River (LP), Inc. (BFI Trans River, we or the Company), a Delaware corporation, manages certain contingent environmental liabilities assumed from its parent company Browning-Ferris Industries, Inc. (BFI), a wholly owned subsidiary of Allied Waste Industries, Inc. (Allied). These contingent environmental liabilities represent estimated transaction costs for Superfund matters, remediation costs, potential legal settlements and related legal and engineering costs. BFI owns all Class A common stock of the Company, which represents 90% of our outstanding shares of common stock. The Class B common stock, which represents the remaining 10% equity interest, is owned by environmental consultants and lawyers that are not employees of the Company or Allied.

We are dependent on Allied to provide funding for the liabilities assumed. This is accomplished through interest income and principal payments on notes receivable from affiliate (see Note 2) and, if necessary, borrowings from a subsidiary of Allied under a revolving credit agreement (see Note 8).

Purpose and basis of presentation —

The purpose of these financial statements is to provide information about BFI Trans River which guarantees certain outstanding debt obligations of BFI and Allied. BFI Trans River along with substantially all of Allied’s other subsidiaries, represent the aggregate guarantor of the debt obligations. In the event that BFI or Allied cannot make payments on such debt obligations when they are due, the guarantor subsidiaries must make the payments instead. These financial statements are presented herein because BFI Trans River is not a wholly-owned subsidiary of Allied and Securities and Exchange Commission (SEC) Rule 3-10 of Regulation S-X requires separate stand alone financial statements of non wholly-owned guarantors.

BFI Trans River is not a registrant with the SEC and is not subject to the SEC’s periodic reporting requirements, except as may be required by Rule 3-10 of Regulation S-X. Certain estimates, including allocations from Allied, have been made to provide financial information for SEC and stand-alone reporting purposes as if BFI Trans River were a registrant. We believe that the presentations and disclosures herein are adequate to make the financial information not misleading. In the opinion of management, all adjustments necessary to fairly state the financial statements have been reflected.

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

Fair value of financial instruments —

Our financial instruments, as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about the Fair Value of Financial Instruments, include cash and notes receivable. The carrying value of our cash approximates fair value due to the short-term maturity of this instrument and the carrying value of the notes receivable approximates fair value due to the fixed interest rate being comparable with market rates for similar types of notes receivable.

BFI TRANS RIVER (LP), INC.
NOTES TO FINANCIAL STATEMENTS

2. Interest and Notes Receivable from Affiliate

Notes receivable at December 31, 2003 and 2002 consists of eleven notes receivable from a wholly owned subsidiary of BFI. These notes receivable were issued on July 7, 1999 and have face values ranging from approximately $30,000 to $72.9 million. Interest is payable annually at a rate of 8.0% and the principal amount of the notes is due upon maturity on July 7, 2011. Interest income of $8.3 million was included in the accompanying statements of operations for the years ended December 31, 2003, 2002 and 2001.

3. Environmental Liabilities

We accrue for costs associated with environmental liabilities when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value, as the timing of cash payments is not reliably determinable. Recoveries of environmental remediation costs from other parties are recorded when their receipt is deemed probable. There were no significant recovery receivables outstanding as of December 31, 2003 or December 31, 2002. Environmental liabilities and apportionment of responsibility among potentially responsible parties are accounted for in accordance with the guidance provided by the American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities.

We engage independent environmental consulting firms to assist us in conducting assessments of our environmental liabilities. We cannot determine with precision the ultimate amounts for environmental liabilities. We make estimates of our potential liabilities in consultation with our independent environmental engineers and legal counsel. These estimates require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the financial statements. We expect that the environmental liabilities will be adjusted from time to time as circumstances change or actual amounts are realized. Any changes (increases or decreases) in our estimate of the environmental liabilities are recorded in results of operations in the period the change is determined.

Our ultimate liabilities for environmental matters may differ from the estimates used in our assessment to date. We periodically evaluate the recorded liabilities as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded undiscounted liability for environmental matters represents the most probable outcome of these contingent matters.

We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our liquidity or financial position. However, we believe that it is reasonably possible the ultimate outcome of environmental matters could result in an adjustment that would be material to our results of operations.

BFI TRANS RIVER (LP), INC.
NOTES TO FINANCIAL STATEMENTS

4. Income Taxes

Our operating results are included in the consolidated federal income tax return of Allied for the periods ended December 31, 2003, 2002 and 2001. For purposes of determining state income tax liabilities, we filed either a consolidated or separate return based on the filing regulations required by each state. The allocation of consolidated taxes of Allied to us is determined as if we prepared a separate tax return, in accordance with the provisions of the SFAS No. 109, Accounting for Income Taxes.

The components of the income tax provision (benefit) consist of the following (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Current state tax provision	$—	$—	$—
Balance of provision (benefit)	4,640	4,650	(169)

Total	$4,640	$4,650	$(169)

The current state tax provision represents the state income taxes paid and payable for the periods presented. The balance of the provision represents federal and deferred state income taxes. The income tax provision allocated includes both current and deferred taxes and is reflected in intercompany with parent in stockholders’ equity on our balance sheets.

The reconciliation of our income tax provision at the federal statutory tax rate to our effective tax rate follows (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Federal statutory tax rate	$4,060	$4,069	$(148)
Consolidated state taxes, net of federal benefit	580	581	(21)

Effective tax rate	$4,640	$4,650	$(169)

Deferred tax assets and liabilities (including any valuation allowance) are recognized, realized and maintained on a corporate-wide basis by Allied. Our cumulative tax-effected temporary differences that have been recorded in intercompany with parent in stockholders’ equity on our balance sheets are as follows (in thousands):

	December 31,
	2003	2002
Cumulative Tax-Effected Future (Taxable) Deductible Temporary Differences:
Environmental Liabilities	$32,880	$38,699

Total	$32,880	$38,699

BFI TRANS RIVER (LP), INC.
NOTES TO FINANCIAL STATEMENTS

5. Commitments and Contingencies

Litigation —

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and reasonably estimable. We expect that matters in process at December 31, 2003, which have not been accrued in the balance sheet, will not have a material adverse effect on our liquidity, financial position or results from operations.

6. Common Stock

BFI owns all 1,000 outstanding shares of our Class A common stock. In July 1999, we issued all 111 outstanding shares of Class B common stock to BFI in exchange for notes receivable (see Note 2) and the assumption of certain contingent environmental liabilities (see Note 3). In July 1999, BFI sold all 111 outstanding shares of the Class B common stock to outside parties. The Class B shares do not generally have voting rights, other than the right to elect one of the six members of our Board of Directors.

We have the right to call the Class B common stock for redemption at any time after five years from the date of their initial issuance at a price equal to 10.5% of our net worth, as defined, as of the last day of the calendar month immediately preceding the month in which the redemption notice is sent by us. Net worth, as defined in our incorporating documents, varies significantly from net worth presented in these financial statements. The redemption price is limited to $11,743 per share of Class B common stock. The maximum aggregate redemption price would be approximately $1.3 million if all Class B shares were called for redemption by us.

7. Redeemable Class B Common Stock

Two environmental lawyers and two environmental consulting firms collectively own all 111 outstanding shares of Class B common stock. The Class B shareholders have experience in environmental technologies, community relations and knowledge of various environmental laws and regulations to manage and reduce overall contingent environmental liabilities. The Class B shareholders participate in our Strategic Action Committee, which manages our overall liabilities.

BFI TRANS RIVER (LP), INC.
NOTES TO FINANCIAL STATEMENTS

The holders of Class B common stock have the right to require BFI Trans River to redeem the shares any time after six years from the date of their initial issuance at a price equal to 10% of our net worth, as defined, as of the last day of the calendar month immediately preceding the month in which the redemption notice is received by us. The redemption price is limited to $11,184 per share of Class B common stock. The maximum aggregate redemption price would be approximately $1.2 million if all Class B shares were tendered for redemption by the shareholders.

We present the Class B common stock on our balance sheet at approximate redemption value based on the amounts due the shareholders upon redemption at the balance sheet date. This amount will not exceed the maximum redemption amount of $1.2 million although we may elect to call as described in Note 6.

5. Related Party Transactions

Transactions with related parties are entered into only with the approval by a majority of our directors and only upon terms comparable to those that would be available from unaffiliated parties. All treasury functions are maintained by Allied. In order to meet our cash flow needs, we will occasionally borrow funds from a wholly-owned subsidiary of Allied under a revolving credit agreement permitting a maximum borrowing of $70 million. Loans under the revolving credit agreement bear interest at a rate of 6.5%. In addition, any excess cash we generate is advanced to a wholly-owned subsidiary of Allied and earns interest at a rate of 6.5%. We have pledged the notes receivable to affiliate and substantially all of our other assets as collateral for any borrowings under the revolving credit agreement. As of December 31, 2003 and 2002, $32.5 million and $29.7 million, respectively, of cash borrowed under the revolving credit agreement was reported as due to/from parent in the accompanying balance sheets. Interest expense related to loans from Allied was $2.0 million, $1.8 million and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

We are charged for certain administrative and general expenses for services provided by Allied pursuant to an administrative services agreement. Related charges for the years ended December 31, 2003, 2002 and 2001 are $0.1 million, $0.2 million and $0.2 million, respectively, and are included in general and administrative expenses. Management believes the costs charged to us are reasonable in relation to the services provided, but would not necessarily represent those charged by non-affiliated companies or incurred for similar functions on a stand-alone basis.

The intercompany with parent in stockholders’ equity represents adjustments to present these stand-alone financial statements in accordance with generally accepted accounting principles and is non-interest bearing due to the nature of the transactions.

BROWNING-FERRIS INDUSTRIES EUROPE, INC.

Financial Statements

Report of Independent Auditors.

Balance Sheets as of December 31, 2003 and 2002.

Statements of Operations for Each of the Three Years in the Period Ended December 31, 2003.

Statements of Stockholders’ Deficit for the Three Years Ended December 31, 2003.

Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2003.

Notes to Financial Statements.

Report of Independent Auditors

To the Board of Directors and Shareholders of
Browning-Ferris Industries Europe, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ deficit and of cash flows present fairly, in all material respects, the financial position of Browning-Ferris Industries Europe, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
March 5, 2004

BROWNING-FERRIS INDUSTRIES EUROPE, INC.
BALANCE SHEETS
(in thousands)

	December 31,
	2003	2002
ASSETS
Current assets —
Cash	$137	$38
Interest receivable from affiliates	6,052	6,052

Total current assets	6,189	6,090
Notes receivable from affiliates	155,996	155,996

Total assets	$162,185	$162,086

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities —
Current portion of insurance liabilities	$7,900	$16,074

Total current liabilities	7,900	16,074
Due to parent, net	143,546	130,708
Insurance liabilities, less current portion	25,248	29,490
Class B common stock; no par value; 111 shares authorized, issued and outstanding	—	—
Commitments and contingencies
Class A common stock; no par value; 1,000 shares authorized, issued and outstanding	1,403	1,403
Intercompany with parent	(27,517)	(27,388)
Retained earnings	11,605	11,799

Total stockholders’ deficit	(14,509)	(14,186)

Total liabilities and stockholders’ deficit	$162,185	$162,086

The accompanying Notes to Financial Statements are an integral part of these balance sheets.

BROWNING-FERRIS INDUSTRIES EUROPE, INC.
STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Insurance related expense, net	$3,658	$6,364	$1,269
General and administrative expenses	215	236	232

Operating loss	(3,873)	(6,600)	(1,501)
Interest income	(12,480)	(12,480)	(12,480)
Interest expense	8,930	7,411	5,492

Income (loss) before income tax	(323)	(1,531)	5,487
Income tax expense (benefit)	(129)	(612)	2,195

Net income (loss)	(194)	(919)	3,292
Change in redemption value of Class B common stock	—	—	247

Net income (loss) available to Class A common shareholder	$(194)	$(919)	$3,539

The accompanying Notes to Financial Statements are an integral part of these statements.

BROWNING-FERRIS INDUSTRIES EUROPE, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Class A			Total
	Common	Intercompany	Retained	Stockholders'
	Stock	with Parent	Earnings	Deficit
Balance as of December 31, 2000	$1,403	$(28,970)	$9,179	$(18,388)
Change in redemption value of Class B common stock	—	—	247	247
Net income	—	—	3,292	3,292
Change in intercompany with parent	—	2,194	—	2,194

Balance as of December 31, 2001	$1,403	$(26,776)	$12,718	$(12,655)

Net loss	—	—	(919)	(919)
Change in intercompany with parent	—	(612)	—	(612)

Balance as of December 31, 2002	$1,403	$(27,388)	$11,799	$(14,186)

Net loss	—	—	(194)	(194)
Change in intercompany with parent	—	(129)	—	(129)

Balance as of December 31, 2003	$1,403	$(27,517)	$11,605	$(14,509)

The accompanying Notes to Financial Statements are an integral part of these statements.

BROWNING-FERRIS INDUSTRIES EUROPE, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities —
Net income (loss)	$(194)	$(919)	$3,292
Adjustments to reconcile net income (loss) to cash used for operating activities —
Provision (benefit) for income taxes	(129)	(612)	2,195
Insurance related expense, net	3,658	6,364	1,269
Insurance related expenditures	(16,074)	(39,778)	(32,194)

Cash used for operating activities	(12,739)	(34,945)	(25,438)

Financing activities —
Change in due to parent, net	12,838	34,909	25,365

Cash provided by financing activities	12,838	34,909	25,365

Increase (decrease) in cash	99	(36)	(73)
Cash, beginning of year	38	74	147

Cash, end of year	$137	$38	$74

Supplemental disclosures —
Non-cash change in intercompany with parent in equity	$(129)	$(612)	$2,194

The accompanying Notes to Financial Statements are an integral part of these statements.

BROWING-FERRIS INDUSTRIES EUROPE, INC.
NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Browning-Ferris Industries Europe, Inc. (BFI Europe, we or the Company), a Delaware corporation, manages certain casualty related liabilities assumed from its parent company, Browning-Ferris Industries, Inc. (BFI), a wholly owned subsidiary of Allied Waste Industries, Inc. (Allied). These liabilities represent estimated workers’ compensation, automobile, product and general liabilities incurred from October 1, 1983 to March 31, 1999 and the associated claims handling and financial assurance costs. BFI owns all of our Class A common stock, which represents 90% of our outstanding shares of common stock. The Class B common stock, which represents the remaining 10% equity interest, is owned by an unaffiliated risk management consulting firm.

We are dependent on Allied to provide funding for the liabilities assumed. This is accomplished through interest income and principal payments on notes receivable from affiliates (see Note 2) and, if necessary, borrowings from a subsidiary of Allied under a revolving credit agreement (see Note 7).

Purpose and basis of presentation —

The purpose of these financial statements is to provide information about BFI, Europe which guarantees certain outstanding debt obligations of BFI and Allied. BFI Europe, along with substantially all of Allied’s other subsidiaries, represent the aggregate guarantor of the debt obligations. In the event that BFI or Allied cannot make payments on such debt obligations when they are due, the guarantor subsidiaries must make the payments instead. These financial statements are presented herein because BFI Europe is not a wholly-owned subsidiary of Allied and Securities and Exchange Commission (SEC) Rule 3-10 of Regulation S-X requires separate stand alone financial statements of non wholly-owned guarantors.

BFI Europe is not a registrant with the SEC and is not subject to the SEC’s periodic reporting requirements, except as may be required by Rule 3-10 of Regulation S-X. Certain estimates, including allocations from Allied, have been made to provide financial information for SEC and stand-alone reporting purposes as if BFI Europe were a registrant. We believe that the presentations and disclosures herein are adequate to make the financial information not misleading. In the opinion of management, all adjustments necessary to fairly state the financial statements have been reflected.

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

Fair value of financial instruments —

Our financial instruments, as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about the Fair Value of Financial Instruments, include cash and notes receivable. The carrying value of our cash approximates fair value due to the short-term maturity of this instrument and the carrying value of the notes receivable approximates fair value due to the fixed interest rate being comparable with market rates for similar types of notes receivable.

BROWNING-FERRIS INDUSTRIES EUROPE, INC.
NOTES TO FINANCIAL STATEMENTS

Insurance liabilities and related costs —

Insurance liabilities include the retained or non-insured portion of commercial general liability, automobile liability and workers’ compensation liabilities for unpaid claims and associated expenses, including claims incurred but not reported, using actuarial valuations provided by an independent third party. The actuarially determined liability is estimated based on our past claims experience factor, which considers the historical settlement amount of claims. We use a third party administrator to track and evaluate actual claims experience for consistency of data used in the annual actuarial valuation. The recorded liabilities include our estimate of the costs of handling these claims and the financial assurances we must provide. Any changes in estimates for the recorded liability are recorded in the results of operations in the period the change is determined. Our insurance related liabilities are recorded on an undiscounted basis.

2. Interest and Notes Receivable from Affiliate

Notes receivable at December 31, 2003 and 2002 consists of a note receivable from a wholly owned subsidiary of BFI. This note receivable was issued on July 7, 1999 and has a face value of $156.0 million. Interest is payable annually at a rate of 8.0% and the principal amount of the note is due upon maturity on July 7, 2011. Interest income of $12.5 million was included in the accompanying statements of operations for the years ended December 31, 2003, 2002 and 2001.

3. Income Taxes

Our operating results are included in the consolidated federal income tax return of Allied for the periods ended December 31, 2003, 2002 and 2001. For purposes of determining state income tax liabilities, we filed either a consolidated or separate return based on the filing regulations required by each state. The allocation of consolidated taxes of Allied to us is determined as if we prepared a separate tax return, in accordance with the provisions of the SFAS No. 109, Accounting for Income Taxes.

The components of the income tax provision (benefit) consist of the following (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Current state tax provision	$—	$—	$—
Balance of provision (benefit)	(129)	(612)	2,195

Total	$(129)	$(612)	$2,195

The current state tax provision represents the state income taxes paid and payable for the periods presented. The balance of the provision represents federal and deferred state income taxes. The income tax provision allocated includes both current and deferred taxes and is reflected in intercompany with parent in stockholders’ equity on our balance sheets.

BROWNING-FERRIS INDUSTRIES EUROPE, INC.
NOTES TO FINANCIAL STATEMENTS

The reconciliation of our income tax provision at the federal statutory tax rate to our effective tax rate follows (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Federal statutory tax rate	$(113)	$(536)	$1,921
Consolidated state taxes, net of federal benefit	(16)	(76)	274

Effective tax rate	$(129)	$(612)	$2,195

Deferred tax assets and liabilities (including any valuation allowance) are recognized, realized and maintained on a corporate-wide basis by Allied. Our cumulative tax-effected temporary differences that have been recorded in intercompany with parent in stockholders’ equity on our balance sheets are as follows (in thousands):

	December 31,
	2003	2002
Cumulative Tax-Effected Future (Taxable) Deductible Temporary Differences:
Insurance liabilities	$13,259	$18,226

Total	$13,259	$18,226

4. Commitments and Contingencies

Litigation —

In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and contingencies when such costs are probable and reasonably estimable. There were no matters in process at December 31, 2003 which have not been accrued in the balance sheet.

5. Common Stock

BFI owns all 1,000 outstanding shares of our Class A common stock. In July 1999, we issued all 111 outstanding shares of Class B common stock to BFI in exchange for a note receivable (see Note 2) and the assumption of certain insurance related liabilities (see Note 1). In July 1999, BFI sold all 111 outstanding shares of the Class B common stock to an outside party. The Class B shares do not generally have voting rights, other than the right to elect one of the six members of our Board of Directors.

We have the right to call the Class B common stock for redemption at any time after five years from the date of their initial issuance at a price equal to 10.5% of our net worth, as defined, as of the last day of the calendar month immediately preceding the month in which the redemption notice is sent by us. Net worth, as defined in our incorporating documents, varies significantly from net worth presented in these financial statements. The redemption price is limited to $17,690 per share of Class B common stock. The maximum aggregate redemption price would be approximately $2.0 million if all Class B shares were called for redemption by us.

BROWNING-FERRIS INDUSTRIES EUROPE, INC.
NOTES TO FINANCIAL STATEMENTS

6. Redeemable Class B Common Stock

A risk management consulting firm owns all 111 outstanding shares of Class B common stock. The Class B shareholder has experience in risk management solutions, risk transfer expertise, claims and management services and specialized consulting services to manage and reduce overall insurance related liabilities. The Class B shareholders participates in our Strategic Action Committee, which manages our overall liabilities.

The holders of Class B common stock have the right to require us to redeem the shares any time after six years from the date of their initial issuance at a price equal to 10% of our net worth, as defined, as of the last day of the calendar month immediately preceding the month in which the redemption notice is received by us. The redemption price is limited to $16,848 per share of Class B common stock. The maximum aggregate redemption price would be approximately $1.9 million if all Class B shares were tendered for redemption by the shareholders.

We present the Class B common stock on our balance sheet at approximate redemption value based on the amounts due the shareholders upon redemption at the balance sheet date. This amount will not exceed the maximum redemption amount of $1.9 million although we may elect to call as described in Note 6.

7. Related Party Transactions

Transactions with related parties are entered into only with the approval by a majority of our directors and only upon terms comparable to those that would be available from unaffiliated parties. All treasury functions are maintained by Allied. In order to meet our cash flow needs, we will occasionally borrow funds from a wholly-owned subsidiary of Allied under a revolving credit agreement permitting a maximum borrowing of $200 million. We have pledged the notes receivable to affiliate and substantially all of our other assets as collateral for any borrowings. At December 31, 2003 and 2002, we had $143.5 million and $130.7 million, respectively, of funds borrowed under the revolving credit agreement as due to parent on the accompanying balance sheets. We repay these funds including interest calculated at 6.5%. Interest expense related to loans from Allied was $8.9 million, $ 7.4 million and $5.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

We are charged for certain administrative and general expenses for services provided by Allied pursuant to an administrative services agreement. Related charges for the years ended December 31, 2003, 2002 and 2001 are $0.2 million, $0.2 million and $0.2 million, respectively, and are included in general and administrative expenses. Management believes the costs charged to us are reasonable in relation to the services provided, but would not necessarily represent those charged by non-affiliated companies or incurred for similar functions on a stand-alone basis.

The intercompany with parent in stockholders’ equity represents adjustments to present these stand-alone financial statements in accordance with generally accepted accounting principles and is non-interest bearing due to the nature of the transactions.

BROWNING-FERRIS INDUSTRIES ASIA PACIFIC, INC.

Financial Statements

Report of Independent Auditors.

Balance Sheets as of December 31, 2003 and 2002.

Statements of Operations for Each of the Three Years in the Period Ended December 31, 2003.

Statements of Stockholders’ Deficit for the Three Years Ended December 31, 2003.

Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2003.

Notes to Financial Statement.

Report of Independent Auditors

To the Board of Directors and Shareholders of
Browning-Ferris Industries Asia Pacific, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ deficit and of cash flows present fairly, in all material respects, the financial position of Browning-Ferris Industries Asia Pacific, Inc. at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
March 5, 2004

BROWNING-FERRIS INDUSTRIES ASIA PACIFIC, INC.
BALANCE SHEETS
(in thousands)

	December 31,
	2003	2002
ASSETS
Current assets —
Cash	$—	$42
Interest receivable from affiliate	2,711	2,711

Total current assets	2,711	2,753
Due from parent, net	2,582	2,455
Notes receivable from affiliate	69,880	69,880

Total assets	$75,173	$75,088

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities —
Current portion of environmental liabilities	$6,269	$5,783

Total current liabilities	6,269	5,783
Environmental liabilities, less current portion	88,270	93,203
Class B common stock; no par value; 111 shares authorized, issued and outstanding	832	731
Commitments and contingencies
Class A common stock; no par value; 1,000 shares authorized, issued and outstanding	628	628
Intercompany with parent	(29,079)	(30,997)
Retained earnings	8,253	5,740

Total stockholders’ deficit	(20,198)	(24,629)

Total liabilities and stockholders’ deficit	$75,173	$75,088

The accompanying Notes to Financial Statements are an integral part of these balance sheets.

BROWNING-FERRIS INDUSTRIES ASIA PACIFIC, INC.
STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Remediation (income) expense, net	$1,336	$9,743	$(922)
General and administrative expenses	55	60	57

Operating income (loss)	(1,391)	(9,803)	865
Interest income	(5,748)	(5,709)	(5,671)

Income (loss) before income tax	4,357	(4,094)	6,536
Income tax expense (benefit)	1,743	(1,638)	2,614

Net income (loss)	2,614	(2,456)	3,922
Changes in redemption value of Class B common stock	(101)	107	(677)

Net income (loss) available to Class A common shareholder	$2,513	$(2,349)	$3,245

The accompanying Notes to Financial Statements are an integral part of these statements.

BROWNING-FERRIS INDUSTRIES ASIA PACIFIC, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)

	Class A			Total
	Common	Intercompany	Retained	Stockholders'
	Stock	with Parent	Earnings	Deficit
Balance as of December 31, 2000	$628	$(31,974)	$4,844	$(26,502)
Change in redemption value of Class B common stock	—	—	(677)	(677)
Net income	—	—	3,922	3,922
Change in intercompany with parent	—	2,614	—	2,614

Balance as of December 31, 2001	$628	$(29,360)	$8,089	$(20,643)

Change in redemption value of Class B common stock	—	—	107	107
Net loss	—	—	(2,456)	(2,456)
Change in intercompany with parent	—	(1,637)	—	(1,637)

Balance as of December 31, 2002	$628	$(30,997)	$5,740	$(24,629)

Change in redemption value of Class B common stock	—	—	(101)	(101)
Net income	—	—	2,614	2,614
Change in intercompany with parent	—	1,918	—	1,918

Balance as of December 31, 2003	$628	$(29,079)	$8,253	$(20,198)

The accompanying Notes to Financial Statements are an integral part of these statements.

BROWNING-FERRIS INDUSTRIES ASIA PACIFIC, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities —
Net income (loss)	$2,614	$(2,456)	$3,922
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities —
Provision (benefit) for income taxes	1,743	(1,638)	2,614
Remediation expense, net	1,336	9,743	(922)
Environmental expenditures	(5,608)	(4,908)	(4,248)

Cash provided by (used for) operating activities	85	741	1,366

Financing activities —
Change in due from parent, net	(127)	(699)	(1,452)

Cash provided by (used for) financing activities	(127)	(699)	(1,452)

Increase (decrease) in cash	(42)	42	(86)
Cash, beginning of year	42	—	86

Cash, end of year	$—	$42	$—

Supplemental disclosures —
Non-cash change in intercompany with parent in equity	$1,918	$(1,637)	$2,614

The accompanying Notes to Financial Statements are an integral part of these statements.

BROWNING-FERRIS INDUSTRIES ASIA PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Browning-Ferris Industries Asia Pacific, Inc. (BFI Asia Pacific, we or the Company), a Delaware corporation, manages certain contingent environmental liabilities assumed from its parent company Browning-Ferris Industries, Inc. (BFI), a wholly owned subsidiary of Allied Waste Industries, Inc. (Allied). These contingent environmental liabilities represent estimated hazardous waste management costs as well as other costs including leachate management, ground water monitoring, cover management, property management and administrative expenses. BFI owns all of our Class A common stock, which represents 90% of our outstanding shares of common stock. The Class B common stock, which represents the remaining 10% equity interest, is owned by unaffiliated environmental consultants.

We are dependent on Allied to provide funding for the liabilities assumed. This is accomplished through interest income and principal payments on notes receivable from affiliate (see Note 2) and, if necessary, borrowings from a subsidiary of Allied under a revolving credit agreement (see Note 8).

Purpose and basis of presentation —

The purpose of these financial statements is to provide information about BFI Asia Pacific which guarantees certain outstanding debt obligations of BFI and Allied. BFI Asia Pacific, along with substantially all of Allied’s other subsidiaries, represent the aggregate guarantor of the debt obligations. In the event that BFI or Allied cannot make payments on such debt obligations when they are due, the guarantor subsidiaries must make the payments instead. These financial statements are presented herein because BFI Asia Pacific is not a wholly-owned subsidiary of Allied and Securities and Exchange Commission (SEC) Rule 3-10 of Regulation S-X requires separate stand alone financial statements of non wholly-owned guarantors.

BFI Asia Pacific is not a registrant with the SEC and is not subject to the SEC’s periodic reporting requirements, except as may be required by Rule 3-10 of Regulation S-X. Certain estimates, including allocations from Allied, have been made to provide financial information for SEC and stand-alone reporting purposes as if BFI Asia Pacific were a registrant. We believe that the presentations and disclosures herein are adequate to make the financial information not misleading. In the opinion of management, all adjustments necessary to fairly state the financial statements have been reflected.

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

Fair value of financial instruments —

Our financial instruments, as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about the Fair Value of Financial Instruments, include cash and notes receivable. The carrying value of our cash approximates fair value due to the short-term maturity of this instrument and the carrying value of the notes receivable approximates fair value due to the fixed interest rate being comparable with market rates for similar types of notes receivable.

BROWNING-FERRIS INDUSTRIES ASIA PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS

2. Interest and Notes Receivable from Affiliate

Notes receivable at December 31, 2003 and 2002 consists of a note receivable from a wholly owned subsidiary of BFI. This note receivable was issued on July 7, 1999 and has a face value of approximately $69.9 million. Interest is payable annually at a rate of 8.0% and the principal amount of the note is due upon maturity on July 7, 2011. Interest income of $5.6 million was included in the accompanying statements of operations for the years ended December 31, 2003, 2002 and 2001.

3. Environmental Liabilities

We accrue for costs associated with environmental liabilities when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value, as the timing of cash payments is not reliably determinable. Recoveries of environmental remediation costs from other parties are recorded when their receipt is deemed probable. There were no significant recovery receivables outstanding as of December 31, 2003 or December 31, 2002. Environmental liabilities and apportionment of responsibility among potentially responsible parties are accounted for in accordance with the guidance provided by the American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities.

We engage independent environmental consulting firms to assist us in conducting assessments of our environmental liabilities. We cannot determine with precision the ultimate amounts for environmental liabilities. We make estimates of our potential liabilities in consultation with our independent environmental engineers and legal counsel. These estimates require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the financial statements. We expect that the environmental liabilities will be adjusted from time to time as circumstances change or actual amounts are realized. Any changes (increases or decreases) in our estimate of the environmental liabilities are recorded in results of operations in the period the change is determined.

Our ultimate liabilities for environmental matters may differ from the estimates used in our assessment to date. We periodically evaluate the recorded liabilities as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded undiscounted liability for environmental matters represents the most probable outcome of these contingent matters.

We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our liquidity or financial position. However, we believe that it is reasonably possible the ultimate outcome of environmental matters could result in an adjustment that would be material to our results of operations.

BROWNING-FERRIS INDUSTRIES ASIA PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS

4. Income Taxes

Our operating results are included in the consolidated federal income tax return of Allied for the periods ended December 31, 2003, 2002 and 2001. For purposes of determining state income tax liabilities, we filed either a consolidated or separate return based on the filing regulations required by each state. The allocation of consolidated taxes of Allied to us is determined as if we prepared a separate tax return, in accordance with the provisions of the SFAS No. 109, Accounting for Income Taxes.

The components of the income tax provision (benefit) consist of the following (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Current state tax provision	$—	$—	$—
Balance of provision (benefit)	1,743	(1,638)	2,614

Total	$1,743	$(1,638)	$2,614

The current state tax provision represents the state income taxes paid and payable for the periods presented. The balance of the provision represents federal and deferred state income taxes. The income tax provision allocated includes both current and deferred taxes and is reflected in intercompany with parent in stockholders’ equity on our balance sheets.

The reconciliation of our income tax provision at the federal statutory tax rate to our effective tax rate follows (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Federal statutory tax rate	$1,525	$(1,433)	$2,287
Consolidated state taxes, net of federal benefit	218	(205)	327

Effective tax rate	$1,743	$(1,638)	$2,614

Deferred tax assets and liabilities (including any valuation allowance) are recognized, realized and maintained on a corporate-wide basis by Allied. Our cumulative tax-effected temporary differences that have been recorded in intercompany with parent in stockholders’ equity on our balance sheets are as follows (in thousands):

	December 31,
	2003	2002
Cumulative Tax-Effected Future (Taxable) Deductible Temporary Differences:
Environmental liabilities	$37,816	$39,594

Total	$37,816	$39,594

BROWNING-FERRIS INDUSTRIES ASIA PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS

5. Commitments and Contingencies

Litigation —

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and reasonably estimable. We expect that matters in process at December 31, 2003, which have not been accrued in the balance sheet, will not have a material adverse effect on our liquidity, financial position or results from operations.

6. Common Stock

BFI owns all 1,000 outstanding shares of our Class A common stock. In July 1999, we issued all 111 outstanding shares of Class B common stock to BFI in exchange for a note receivable (see Note 2) and the assumption of certain contingent liabilities (see Note 3). In July 1999, BFI sold all 111 outstanding shares of the Class B common stock to outside parties. The Class B shares do not generally have voting rights, other than the right to elect one of the six members of our Board of Directors.

We have the right to call the Class B common stock for redemption at any time after five years from the date of their initial issuance at a price equal to 10.5% of our net worth, as defined, as of the last day of the calendar month immediately preceding the month in which the redemption notice is sent by us. Net worth, as defined in our incorporating documents, varies significantly from net worth presented in these financial statements. The redemption price is limited to $7,924 per share of Class B common stock. The maximum aggregate redemption price would be approximately $880,000 if all Class B shares were called for redemption by us.

7. Redeemable Class B Common Stock

Two environmental consultants and two environmental consulting firms collectively own all 111 outstanding shares of Class B common stock. The Class B shareholders have experience in environmental technologies, community relations and knowledge of various environmental laws and regulations to manage and reduce overall contingent environmental liabilities. The Class B shareholders participate in our Strategic Action Committee, which manages our overall liabilities.

BROWNING-FERRIS INDUSTRIES ASIA PACIFIC, INC.
NOTES TO FINANCIAL STATEMENTS

The holders of Class B common stock have the right to require BFI Asia Pacific to redeem the shares any time after six years from the date of their initial issuance at a price equal to 10% of our net worth, as defined, as of the last day of the calendar month immediately preceding the month in which the redemption notice is received by us. The redemption price is limited to $7,547 per share of Class B common stock. The maximum aggregate redemption price would be approximately $838,000 if all Class B shares were tendered for redemption by the shareholders.

We present the Class B common stock on our balance sheet at approximate redemption value based on the amounts due the shareholders upon redemption at the balance sheet date. This amount will not exceed the maximum redemption amount of $838,000 although we may elect to call as described in Note 6.

8. Related Party Transactions

Transactions with related parties are entered into only upon approval by a majority of our directors and only upon terms comparable to those that would be available from unaffiliated parties. All treasury functions are maintained by Allied. In order to meet our cash flow needs, we will occasionally borrow funds from a wholly-owned subsidiary of Allied under a revolving credit agreement permitting a maximum borrowing of $5 million. Loans under the revolving credit agreement bear interest at a rate of 6.5%. In addition, any excess cash we generate is advanced to a wholly-owned subsidiary of Allied and earns interest at a rate of 6.5%. As of December 31, 2003 and 2002 $2.6 million and $2.5 million, respectively, of excess cash was advanced and was reported as due from parent, net in the accompanying balance sheets. Interest earned on excess cash of $0.2 million, $0.1 million and $0.1 million was reported as interest income in the accompanying statements of operations for the years ended December 31, 2003, 2002 and 2001, respectively.

The receivables for excess cash advanced are shown net of amounts we owe Allied for administrative costs incurred by Allied on behalf of us. We are charged for certain administrative and general expenses for services provided by Allied pursuant to an administrative services agreement. Related charges for the years ended December 31, 2003, 2002 and 2001 were $0.1 million, and are included in general and administrative expenses. Management believes the costs charged to us are reasonable in relation to the services provided, but would not necessarily represent those charged by non-affiliated companies or incurred for similar functions on a stand-alone basis.

The intercompany with parent in stockholders’ equity represents adjustments to present these stand-alone financial statements in accordance with generally accepted accounting principles and is non-interest bearing due to the nature of the transactions.

BFI ENERGY SYSTEMS OF BOSTON, INC.

Financial Statements

Report of Independent Auditors.

Balance Sheets as of December 31, 2003 and 2002.

Statements of Operations for Each of the Three Years in the Period Ended December 31, 2003.

Statements of Stockholders’ Equity for the Three Years Ended December 31, 2003.

Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2003.

Notes to Financial Statement.

Report of Independent Auditors

To the Board of Directors and Shareholders of
BFI Energy Systems of Boston, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of BFI Energy Systems of Boston, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
March 5, 2004

BFI ENERGY SYSTEMS OF BOSTON, INC.
BALANCE SHEETS
(in thousands)

	December 31,
	2003	2002
ASSETS
Current assets —
Cash	$31	$57
Interest receivable from affiliate	706	706

Total current assets	737	763
Due from parent, net	1,608	729
Notes receivable from affiliate	18,433	18,433

Total assets	$20,778	$19,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities —
Current portion of environmental liabilities	$1,585	$626

Total current liabilities	1,585	626
Environmental liabilities, less current portion	16,808	18,221
Class B common stock; no par value; 111 shares authorized, issued and outstanding	133	133
Commitments and contingencies
Class A common stock; no par value; 1,000 shares authorized issued and outstanding	100	100
Intercompany with parent	(3,721)	(4,244)
Retained earnings	5,873	5,089

Total stockholders’ equity	2,252	945

Total liabilities and stockholders’ equity	$20,778	$19,925

The accompanying Notes to Financial Statements are an integral part of these balance sheets.

BFI ENERGY SYSTEMS OF BOSTON, INC.
STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Remediation (income) expense, net	$172	$(1,184)	$(3,442)
General and administrative expenses	55	63	56

Operating income (loss)	(227)	1,121	3,386
Interest income	(1,534)	(1,459)	(1,457)
Interest expense	—	—	37

Income before income tax	1,307	2,580	4,806
Income tax expense	523	1,032	1,922

Net income	784	1,548	2,884
Change in redemption value of Class B common stock	—	—	(107)

Net income available to Class A common shareholder	$784	$1,548	$2,777

The accompanying Notes to Financial Statements are an integral part of these statements.

BFI ENERGY SYSTEMS OF BOSTON, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A			Total
	Common	Intercompany	Retained	Stockholders'
	Stock	with Parent	Earnings	Equity
Balance as of December 31, 2000	$100	$(7,198)	$764	$(6,334)
Change in redemption value of Class B common stock	—	—	(107)	(107)
Net income	—	—	2,884	2,884
Change in intercompany with parent	—	1,922	—	1,922

Balance as of December 31, 2001	$100	$(5,276)	$3,541	$(1,635)

Net income	—	—	1,548	1,548
Change in intercompany with parent	—	1,032	—	1,032

Balance as of December 31, 2002	$100	$(4,244)	$5,089	$945

Net income	—	—	784	784
Change in intercompany with parent	—	523	—	523

Balance as of December 31, 2003	$100	$(3,721)	$5,873	$2,252

The accompanying Notes to Financial Statements are an integral part of these statements.

BFI ENERGY SYSTEMS OF BOSTON, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities —
Net income	$784	$1,548	$2,884
Adjustments to reconcile net income to cash provided by (used for) operating activities —
Provision for income taxes	523	1,032	1,922
Remediation expense, net	172	(1,184)	(3,442)
Environmental expenditures	(626)	(625)	(653)

Cash provided by (used for) operating activities	853	771	711

Financing activities —
Change in due from parent, net	(879)	(937)	(623)

Cash provided by (used for) financing activities	(879)	(937)	(623)

Increase (decrease) in cash	(26)	(166)	88
Cash, beginning of year	57	223	135

Cash, end of year	$31	$57	$223

Supplemental disclosures —
Non-cash change in intercompany with parent in equity	$523	$1,032	$1,922

The accompanying Notes to Financial Statements are an integral part of these statements.

BFI ENERGY SYSTEMS OF BOSTON, INC.
NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

BFI Energy Systems of Boston, Inc. (BFI Boston, we or the Company), a Massachusetts corporation, manages certain contingent environmental liabilities assumed from its parent company, Browning-Ferris Industries, Inc. (BFI), a wholly owned subsidiary of Allied Waste Industries, Inc. (Allied). These contingent environmental liabilities represent estimated remediation costs associated with chemical waste management, as well as other costs including, ground water monitoring, cover management, property management and administrative expenses. BFI owns all of our Class A common stock, which represents 90% of our outstanding shares of common stock. The Class B common stock, which represents the remaining 10% equity interest, is owned by unaffiliated environmental consultants.

We are dependent on Allied to provide funding for the liabilities assumed. This is accomplished through interest income and principal payments on notes receivable from affiliates (see Note 2) and, if necessary, borrowings from a subsidiary of Allied under a revolving credit agreement (see Note 8).

Purpose and basis of presentation —

The purpose of these financial statements is to provide information about BFI Boston which guarantees certain outstanding debt obligations of BFI and Allied. BFI Boston, along with the substantially all of Allied’s other subsidiaries, represent the aggregate guarantor of the debt obligations. In the event that Allied cannot make payments on such debt obligations when they are due, the guarantor subsidiaries must make the payments instead. These financial statements are presented herein because BFI Boston is not a wholly-owned subsidiary of Allied and Securities and Exchange Commission (SEC) Rule 3-10 of Regulation S-X requires separate stand alone financial statements of non wholly-owned guarantors.

BFI Boston is not a registrant with the SEC and is not subject to the SEC’s periodic reporting requirements, except as may be required by Rule 3-10 of Regulation S-X. Certain estimates, including allocations from Allied, have been made to provide financial information for SEC and stand-alone reporting purposes as if BFI Boston were a registrant. We believe that the presentations and disclosures herein are adequate to make the information not misleading. In the opinion of management, all adjustments necessary to fairly state the financial statements have been reflected.

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

Fair value of financial instruments —

Our financial instruments, as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about the Fair Value of Financial Instruments, include cash and notes receivable. The carrying value of our cash approximates fair value due to the short-term maturity of this instrument and the carrying value of the notes receivable approximates fair value due to the fixed interest rate being comparable with market rates for similar types of notes receivable.

BFI ENERGY SYSTEMS OF BOSTON, INC.
NOTES TO FINANCIAL STATEMENTS

2. Interest and Notes Receivable from Affiliate

Notes receivable at December 31, 2003 and 2002 consists of four notes receivable from a wholly owned subsidiary of BFI. The original notes receivable were issued at a rate of 8.5% on July 7, 1999 and have face values ranging from approximately $831,000 to $5.7 million. An additional note, related to the assumption of additional environmental remediation liabilities, was issued at a rate of 7.0% on December 31, 2000 with a face value of $7.3 million. Interest is payable annually and the principal amounts of the notes are due upon maturity on July 7, 2011. Interest income of $1.5 million was included in the accompanying statements of operations for the years ended December 31, 2003, 2002 and 2001.

3. Remediation Liabilities

We accrue for costs associated with environmental liabilities when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value, as the timing of cash payments is not reliably determinable. Recoveries of environmental remediation costs from other parties are recorded when their receipt is deemed probable. There were no significant recovery receivables outstanding as of December 31, 2003 or December 31, 2002. Environmental liabilities and apportionment of responsibility among potentially responsible parties are accounted for in accordance with the guidance provided by the American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities.

We engage independent environmental consulting firms to assist us in conducting assessments of our environmental liabilities. We cannot determine with precision the ultimate amounts for environmental liabilities. We make estimates of our potential liabilities in consultation with our independent environmental engineers and legal counsel. These estimates require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the financial statements. We expect that the environmental liabilities will be adjusted from time to time as circumstances change or actual amounts are realized. Any changes (increases or decreases) in our estimate of the environmental liabilities are recorded in results of operations in the period the change is determined.

Our ultimate liabilities for environmental matters may differ from the estimates used in our assessment to date. We periodically evaluate the recorded liabilities as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded undiscounted liability for environmental matters represents the most probable outcome of these contingent matters.

We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our liquidity or financial position. However, we believe that it is reasonably possible the ultimate outcome of environmental matters could result in an adjustment that would be material to our results of operations.

BFI ENERGY SYSTEMS OF BOSTON, INC.
NOTES TO FINANCIAL STATEMENTS

4. Income Taxes

Our operating results are included in the consolidated federal income tax return of Allied for the periods ended December 31, 2003, 2002 and 2001. For purposes of determining state income tax liabilities, we filed either a consolidated or separate return based on the filing regulations required by each state. The allocation of consolidated taxes of Allied to us is determined as if we prepared a separate tax return, in accordance with the provisions of the SFAS No. 109, Accounting for Income Taxes.

The components of the income tax provision consist of the following (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Current state tax provision	$—	$—	$—
Balance of provision	523	1,032	1,922

Total	$523	$1,032	$1,922

The current state tax provision represents the state income taxes paid and payable for the periods presented. The balance of the provision represents federal and deferred state income taxes. The income tax provision allocated includes both current and deferred taxes and is reflected in intercompany with parent in stockholders’ equity on our balance sheets.

The reconciliation of our income tax provision at the federal statutory tax rate to our effective tax rate follows (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Federal statutory tax rate	$458	$903	$1,682
Consolidated state taxes, net of federal benefit	65	129	240

Effective tax rate	$523	$1,032	$1,922

Deferred tax assets and liabilities (including any valuation allowance) are recognized, realized and maintained on a corporate-wide basis by Allied. Our cumulative tax-effected temporary differences that have been recorded in intercompany with parent in stockholders’ equity on our balance sheets are as follows (in thousands):

	December 31,
	2003	2002
Cumulative Tax-Effected Future (Taxable) Deductible Temporary Differences:
Environmental liabilities	$7,357	$7,539

Total	$7,357	$7,539

BFI ENERGY SYSTEMS OF BOSTON, INC.
NOTES TO FINANCIAL STATEMENTS

5. Commitments and Contingencies

Litigation —

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and reasonably estimable. We expect that matters in process at December 31, 2003, which have not been accrued in the balance sheet, will not have a material adverse effect on our liquidity, financial position or results from operations.

6. Common Stock

BFI owns all 1,000 outstanding shares of our Class A common stock. In July 1999, we issued all 111 outstanding shares of Class B common stock to BFI in exchange for notes receivable (see Note 2) and the assumption of certain contingent liabilities (see Note 3). In July 1999, BFI sold all 111 outstanding shares of the Class B common stock to outside parties. The Class B shares do not generally have voting rights, other than the right to elect one of the six members of our Board of Directors.

We have the right to call the Class B common stock for redemption at any time after five years from the date of their initial issuance at a price equal to 10.5% of our net worth, as defined, as of the last day of the calendar month immediately preceding the month in which the redemption notice is sent by us. Net worth, as defined in our incorporating documents, varies significantly from net worth presented in these financial statements. The redemption price is limited to $1,258 per share of Class B common stock. The maximum aggregate redemption price would be approximately $140,000 if all Class B shares were called for redemption by us.

BFI ENERGY SYSTEMS OF BOSTON, INC.
NOTES TO FINANCIAL STATEMENTS

7. Redeemable Class B Common Stock

Two environmental consultants and two environmental consulting firms collectively own all 111 outstanding shares of our Class B common stock. The Class B shareholders have experience in environmental technologies, community relations and knowledge of various environmental laws and regulations to manage and reduce overall contingent environmental liabilities. The Class B shareholders participate in our Strategic Action Committee, which manages our overall liabilities.

The holders of Class B common stock have the right to require us to redeem the shares any time after six years from the date of their initial issuance at a price equal to 10% of our net worth, as defined, as of the last day of the calendar month immediately preceding the month in which the redemption notice is received by us. The redemption price is limited to $1,198 per share of Class B common stock. The maximum aggregate redemption price would be approximately $133,000 if all Class B shares were tendered for redemption by the shareholders.

We present the Class B common stock on our balance sheet at approximate redemption value based on the amounts due the shareholders upon redemption at the balance sheet date. This amount will not exceed the maximum redemption amount of $133,000 although we may elect to call as described in Note 6.

8. Related Party Transactions

Transactions with related parties are entered into only upon approval by a majority of our directors and only upon terms comparable to those that would be available from unaffiliated parties. All treasury functions are maintained by Allied. In order to meet our cash flow needs, we will occasionally borrow funds from a wholly-owned subsidiary of Allied under a revolving credit agreement permitting a maximum borrowing of $5 million. Loans under the revolving credit agreement bear interest at a rate of 6.5%. In addition, any excess cash we generate is advanced to a wholly-owned subsidiary of Allied and earns interest at a rate of 6.5%. As of December 31, 2003 and 2002 $1.6 million and $0.7 million, respectively, of excess cash was advanced and was reported as due from parent, net in the accompanying balance sheets. Interest earned on excess cash of $0.1 million, $0.9 million and $0.1 million was reported as interest income in the accompanying statements of operations for the years ended December 31, 2003, 2002 and 2001, respectively.

The receivables for excess cash advanced are shown net of amounts we owe Allied for administrative costs incurred by Allied on behalf of us. We are charged for certain administrative and general expenses for services provided by Allied pursuant to an administrative services agreement. Related charges for the years ended December 31, 2003, 2002 and 2001 were $0.1 million, and are included in general and administrative expenses. Management believes the costs charged to us are reasonable in relation to the services provided, but would not necessarily represent those charged by non-affiliated companies or incurred for similar functions on a stand-alone basis.

The intercompany with parent in stockholders’ equity represents adjustments to present these stand-alone financial statements in accordance with generally accepted accounting principles and is non-interest bearing due to the nature of the transactions.

CONSOLIDATED PROCESSING, INC.

Financial Statements

Report of Independent Auditors.

Balance Sheets as of December 31, 2003 and 2002.

Statements of Operations for Each of the Three Years in the Period Ended December 31, 2003.

Statements of Stockholders’ Equity for the Three Years Ended December 31, 2003.

Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2003.

Notes to Financial Statement.

Report of Independent Auditors

To the Board of Directors and Shareholders of
Consolidated Processing, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Consolidated Processing, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Phoenix, Arizona
March 5, 2004

CONSOLIDATED PROCESSING, INC.
BALANCE SHEETS
(in thousands)

	December 31,
	2003	2002
ASSETS
Current assets —
Interest receivable from affiliate	$14	$14

Total current assets	14	14
Due from parent, net	6,800	4,934
Notes receivable from affiliate	20,045	20,045

Total assets	$26,859	$24,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities —
Current portion of environmental liabilities	$2,237	$74

Total current liabilities	2,237	74
Environmental liabilities, less current portion	21,927	21,552
Class B common stock; no par value; 1,110 shares authorized, issued and outstanding	180	180
Commitments and contingencies
Class A common stock; no par value; 10,000 shares authorized, issued and outstanding	135	135
Intercompany with parent	(3,604)	(3,344)
Retained earnings	5,984	6,396

Total stockholders’ equity	2,515	3,187

Total liabilities and stockholders’ equity	$26,859	$24,993

The accompanying Notes to Financial Statements are an integral part of these balance sheets.

CONSOLIDATED PROCESSING, INC.
STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Remediation (income) expense, net	$2,612	$(785)	$(2,022)
General and administrative expenses	53	66	65

Operating income (loss)	(2,665)	719	1,957
Interest income	(1,979)	(1,863)	(1,790)

Income (loss) before income tax	(686)	2,582	3,747
Income tax expense	(274)	1,033	1,499

Net income (loss)	(412)	1,549	2,248
Change in redemption value of Class B common stock	—	—	—

Net income (loss) available to Class A common shareholder	$(412)	$1,549	$2,248

The accompanying Notes to Financial Statements are an integral part of these statements.

CONSOLIDATED PROCESSING, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A			Total
	Common	Intercompany	Retained	Stockholders'
	Stock	with Parent	Earnings	Equity
Balance as of December 31, 2000	$135	$(5,875)	$2,599	$(3,141)
Net income	—	—	2,248	2,248
Change in intercompany with parent	—	1,498	—	1,498

Balance as of December 31, 2001	$135	$(4,377)	$4,847	$605

Net income	—	—	1,549	1,549
Change in intercompany with parent	—	1,033	—	1,033

Balance as of December 31, 2002	$135	$(3,344)	$6,396	$3,187

Net loss	—	—	(412)	(412)
Change in intercompany with parent	—	(260)	—	(260)

Balance as of December 31, 2003	$135	$(3,604)	$5,984	$2,515

The accompanying Notes to Financial Statements are an integral part of these statements.

CONSOLIDATED PROCESSING, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities —
Net income (loss)	$(412)	$1,549	$2,248
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities —
Provision (benefit) for income taxes	(274)	1,033	1,499
Remediation expense, net	2,612	(785)	(2,022)
Environmental expenditures	(60)	(388)	(596)

Cash provided by (used for) operating activities	1,866	1,409	1,129

Financing activities —
Change in due from parent, net	(1,866)	(1,409)	(1,129)

Cash used for financing activities	(1,866)	(1,409)	(1,129)

Change in cash	—	—	—
Cash, beginning of year	—	—	—

Cash, end of year	$—	$—	$—

Supplemental disclosures —
Non-cash change in intercompany with parent in equity	$(260)	$1,033	$1,498

The accompanying Notes to Financial Statements are an integral part of these statements.

CONSOLIDATED PROCESSING, INC.
NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Consolidated Processing, Inc. (CPI, we or the Company), an Illinois corporation, manages certain contingent environmental liabilities assumed from its parent company Allied Waste Industries, Inc. (Allied). These contingent environmental liabilities represent estimated Superfund payments, remediation costs, anticipated legal settlements and related legal, engineering and other costs. Allied Waste Transportation, Inc. (AWT), a wholly owned subsidiary of Allied, owns all of our Class A common stock, which represents 90% of our outstanding shares of common stock. The Class B common stock, which represents the remaining 10% equity interest, is owned by unaffiliated environmental consultants.

We are dependent on Allied to provide funding for the liabilities assumed. This is accomplished through interest income and principal payments on notes receivable from affiliates (see Note 2) and, if necessary, borrowings from a subsidiary of Allied under a revolving credit agreement (see Note 8).

Purpose and basis of presentation —

The purpose of these financial statements is to provide information about CPI which guarantees certain outstanding debt obligations of BFI and Allied. CPI, along with substantially all of Allied’s other subsidiaries, represent the aggregate guarantor of the debt obligations. In the event that Allied cannot make payments on such debt obligations when they are due, the guarantor subsidiaries must make the payments instead. These financial statements are presented herein because CPI is not a wholly-owned subsidiary of Allied and Securities and Exchange Commission (SEC) Rule 3-10 of Regulation S-X requires separate stand alone financial statements of non wholly-owned guarantors.

CPI is not a registrant with the SEC and is not subject to the SEC’s periodic reporting requirements, except as may be required by Rule 3-10 of Regulation S-X. Certain estimates, including allocations from Allied, have been made to provide financial information for SEC and stand-alone reporting purposes as if CPI were a registrant. We believe that the presentations and disclosures herein are adequate to make the financial information not misleading. In the opinion of management, all adjustments necessary to fairly state the financial statements have been reflected.

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

Fair value of financial instruments —

Our financial instruments, as defined by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about the Fair Value of Financial Instruments, include cash and notes receivable. The carrying value of our cash approximates fair value due to the short-term maturity of this instrument and the carrying value of the notes receivable approximates fair value due to the fixed interest rate being comparable with market rates for similar types of notes receivable.

CONSOLIDATED PROCESSING, INC.
NOTES TO FINANCIAL STATEMENTS

2. Interest and Notes Receivable from Affiliate

Notes receivable at December 31, 2003 and 2002 consists of two notes receivable from a wholly owned subsidiary of Allied. These notes receivable were issued on December 29, 1997 and have face values of $16.3 million and $3.8 million , respectively. Interest is payable annually at a rate of 8.11%, and the principal amount of the note is due upon maturity on December 29, 2009. Interest income of approximately $1.6 million was included in the accompanying statements of operations for the years ended December 31, 2003, 2002 and 2001.

3. Environmental Liabilities

We accrue for costs associated with environmental liabilities when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental obligations are not discounted to their present value, as the timing of cash payments is not reliably determinable. Recoveries of environmental remediation costs from other parties are recorded when their receipt is deemed probable. There were no significant recovery receivables outstanding as of December 31, 2003 or December 31, 2002. Environmental liabilities and apportionment of responsibility among potentially responsible parties are accounted for in accordance with the guidance provided by the American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities.

We engage independent environmental consulting firms to assist us in conducting assessments of our environmental liabilities. We cannot determine with precision the ultimate amounts for environmental liabilities. We make estimates of our potential liabilities in consultation with our independent environmental engineers and legal counsel. These estimates require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the financial statements. We expect that the environmental liabilities will be adjusted from time to time as circumstances change or actual amounts are realized. Any changes (increases or decreases) in our estimate of the environmental liabilities are recorded in results of operations in the period the change is determined.

Our ultimate liabilities for environmental matters may differ from the estimates used in our assessment to date. We periodically evaluate the recorded liabilities as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded undiscounted liability for environmental matters represents the most probable outcome of these contingent matters.

We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our liquidity or financial position. However, we believe that it is reasonably possible the ultimate outcome of environmental matters could result in an adjustment that would be material to our results of operations.

CONSOLIDATED PROCESSING, INC.
NOTES TO FINANCIAL STATEMENTS

4. Income Taxes

Our operating results are included in the consolidated federal income tax return of Allied for the periods ended December 31, 2003, 2002 and 2001. For purposes of determining state income tax liabilities, we filed either a consolidated or separate return based on the filing regulations required by each state. The allocation of consolidated taxes of Allied to us is determined as if we prepared a separate tax return, in accordance with the provisions of the SFAS No. 109, Accounting for Income Taxes.

The components of the income tax provision (benefit) consist of the following (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Current state tax provision	$—	$—	$—
Balance of provision (benefit)	(274)	1,033	1,499

Total	$(274)	$1,033	$1,499

The current state tax provision represents the state income taxes paid and payable for the periods presented. The balance of the provision represents federal and deferred state income taxes. The income tax provision allocated includes both current and deferred taxes and is reflected in intercompany with parent in stockholders’ equity on our balance sheets.

The reconciliation of our income tax provision at the federal statutory tax rate to our effective tax rate follows (in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Federal statutory tax rate	$(240)	$904	$1,312
Consolidated state taxes, net of federal benefit	(34)	129	187

Effective tax rate	$(274)	$1,033	$1,499

Deferred tax assets and liabilities (including any valuation allowance) are recognized, realized and maintained on a corporate-wide basis by Allied. Our cumulative tax-effected temporary differences that have been recorded in intercompany with parent in stockholders’ equity on our balance sheets are as follows (in thousands):

	December 31,
	2003	2002
Cumulative Tax-Effected Future (Taxable) Deductible Temporary Differences:
Environmental liabilities	$9,666	$8,650

Total	$9,666	$8,650

CONSOLIDATED PROCESSING, INC.
NOTES TO FINANCIAL STATEMENTS

5. Commitments and Contingencies

Litigation —

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and reasonably estimable. We expect that matters in process at December 31, 2003, which have not been accrued in the balance sheet, will not have a material adverse effect on our liquidity, financial position or results from operations.

6. Common Stock

AWT owns all 1,000 outstanding shares of our Class A common stock. In December 1997, we issued all 111 outstanding shares of Class B common stock to Allied in exchange for two notes receivable (see Note 2) and the assumption of certain contingent environmental liabilities (see Note 3). In December 1997, Allied sold all 111 outstanding shares of the Class B common stock to outside parties. The Class B shares do not generally have voting rights, other than the right to elect one of the six members of our Board of Directors.

We have the right to call the Class B common stock for redemption at any time after five years from the date of their initial issuance at a price equal to 10.5% of our net worth, as defined, as of the last day of the calendar month in which the redemption notice is sent by us. Net worth, as defined in our incorporating documents, varies significantly from net worth presented in these financial statements. The redemption price is limited to $1,703 per share of Class B common stock. The maximum aggregate redemption price would be approximately $189,000 if all Class B shares were called for redemption by us.

7. Redeemable Class B Common Stock

Two environmental consultants and one environmental consulting firm collectively own all 111 outstanding shares of Class B common stock. The Class B shareholders have experience in environmental technologies, community relations and knowledge of various environmental laws and regulations to manage and reduce overall contingent environmental liabilities. The Class B shareholders participate in our Strategic Action Committee, which manages our overall liabilities.

CONSOLIDATED PROCESSING, INC.
NOTES TO FINANCIAL STATEMENTS

The holders of the Class B Common Stock have the right to require us to redeem the shares at any time after six years from the date of their initial issuance at a price equal to 10% of our net worth, as defined, as of the last day of the calendar month in which the redemption notice is received by us. The redemption price is limited to $1,622 per share of Class B common stock. The maximum aggregate redemption price would be approximately $180,000 if all Class B shares were tendered for redemption by the shareholders.

We present the Class B common stock on our balance sheet at approximate redemption value based on the amounts due the shareholders upon redemption at the balance sheet date. This amount will not exceed the maximum redemption amount of $180,000 although we may elect to call as described in Note 6.

8. Related Party Transactions

Transactions with related parties are entered into only upon approval by a majority of our directors and only upon terms comparable to those that would be available from unaffiliated parties. All treasury functions are maintained by Allied. In order to meet our cash flow needs, we will occasionally borrow funds from a wholly-owned subsidiary of Allied under a revolving credit agreement permitting a maximum borrowing of $15 million. Loans under the revolving credit agreement bear interest at a rate of 7.5%. In addition, any excess cash we generate is advanced to a wholly-owned subsidiary of Allied and earns interest at a rate of 7.5%. As of December 31, 2003 and 2002 $6.8 million and $4.9 million, respectively, of excess cash was advanced and was reported as due from parent, net in the accompanying balance sheets. Interest earned on excess cash of $0.4 million, $0.2 million and $0.2 million was reported as interest income in the accompanying statements of operations for the years ended December 31, 2003, 2002 and 2001, respectively.

The receivables for excess cash advanced are shown net of amounts we owe Allied for administrative costs incurred by Allied on behalf of us. We are charged for certain administrative and general expenses for services provided by Allied pursuant to an administrative services agreement. Related charges for the years ended December 31, 2003, 2002 and 2001 were $0.1 million, and are included in general and administrative expenses. Management believes the costs charged to us are reasonable in relation to the services provided, but would not necessarily represent those charged by non-affiliated companies or incurred for similar functions on a stand-alone basis.

The intercompany with parent in stockholders’ equity represents adjustments to present these stand-alone financial statements in accordance with generally accepted accounting principles and is non-interest bearing due to the nature of the transactions.

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Reorganization between Allied Waste Industries, Inc. and Rabanco Acquisition Company, Rabanco Acquisition Company Two, Rabanco Acquisition Company Three, Rabanco Acquisition Company Four, Rabanco Acquisition Company Five, Rabanco Acquisition Company Six, Rabanco Acquisition Company Seven, Rabanco Acquisition Company Eight, Rabanco Acquisition Company Nine, Rabanco Acquisition Company Ten, Rabanco Acquisition Company Eleven, and Rabanco Acquisition Company Twelve. Exhibit 2.4 to Allied’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.

2.2	Agreement and Plan of Merger dated as of August 10, 1998 by and among Allied Waste Industries, Inc., AWIN II Acquisition Corporation and American Disposal Services, Inc. Exhibit 2 to Allied’s Report on Form 8-K filed August 21, 1998 is incorporated herein by reference.

2.3	Agreement and Plan of Merger dated as of March 7, 1999 by and among Allied Waste Industries, Inc., AWIN I Acquisition Corporation and Browning-Ferris Industries, Inc. Exhibit 2 to Allied’s Report on Form 8-K filed March 16, 1999 is incorporated herein by reference.

3.1	Amended Certificate of Incorporation of Allied Exhibit 3.1 to the Company’s Report on Form 10-K/A for the fiscal year ended December 31, 1996 is incorporated herein by reference.

3.1(i)	Amendment to Amended Certificate of Incorporation of Allied dated October 15, 1998. Exhibit 3.4 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.

3.1(ii)	Certificate of Amendment to Restated Certificate of Incorporation of Allied dated January 23, 2003. Exhibit 3.1(ii) to the Company’s Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company as of May 13, 1997. Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.

3.2(i)	Amendment to the Amended and Restated Bylaws of the Company, effective June 30, 1999. Exhibit 3.2 to Allied’s Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference.

3.2 (ii)	Amendment No. 2 to the Amended and Restated Bylaws of Allied Waste Industries, Inc. effective June 24, 2003. Exhibit 3.2 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference.

10.1	Securities Purchase Agreement dated April 21, 1997, between Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.; Laidlaw Inc. and Laidlaw Transportation, Inc.; and Allied Waste Industries, Inc. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

10.2	Executive Employment Agreement between Allied and Thomas H. Van Weelden dated January 1, 1999. Exhibit 10.9 to Allied’s Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.3	Executive Employment Agreement between Allied and Steven M. Helm dated June 6, 1997. Exhibit 10.5 to Allied’s Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference.

10.4	Executive Employment Agreement between Allied and Donald W. Slager dated January 1, 1999. Exhibit 10.12 to Allied’s Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference.

10.5	Executive Employment Agreement between Allied and Peter S. Hathaway dated June 6, 1997. Exhibit 10.14 to Allied’s Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference.

10.6	Eighth Supplemental Indenture relating to the 8-1/2% Senior Notes due 2008, dated November 27, 2001, among Allied NA, certain guarantors signature thereto, and U.S. Bank National Association, formerly U.S. Bank Trust National Association, as Trustee. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-82362) is incorporated by reference.

10.7	Form of 8-1/2% Senior Notes due 2008 (included in Exhibit 10.11).

10.8	Sixth Supplemental Indenture relating to the 8-7/8% Senior Notes 2008, dated January 30, 2001, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.

Exhibit No.	Description

10.9	Amendment No. 1 to Sixth Supplemental Indenture relating to the 8-7/8% Senior Notes due 2008, dated as of June 29, 2001, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.2 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

10.10	Form 8-7/8% Senior Notes due 2008 (included in Exhibit 10.13).

10.11	1994 Amended and Restated Non-Employee Director Stock Option Plan of Allied. Exhibit B to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 28, 1994, is incorporated herein by reference.

10.12	Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit 10.2 to Allied’s Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.

10.13	Second Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan of Allied. Exhibit A to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 25, 1995, is incorporated herein by reference.

10.14	Third Amendment to the 1994 Amended and Restated Non-Employee Director’s Stock Option Plan dated January 1, 1998. Exhibit 4.41 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.

10.15	Fourth Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan dated January 1, 1998. Exhibit 4.42 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.

10.16	Fifth Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan dated May 26, 1999. Exhibit 4.43 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.

10.17	Amended and Restated 1994 Incentive Stock Plan. Exhibit 10.1 to Allied’s Quarterly Report on Form 10-Q dated May 31, 1996, is incorporated herein by reference.

10.18	Amended and Restated 1991 Incentive Stock Plan. Exhibit 3 to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 18, 2001, is incorporated herein by reference.

10.19	First Amendment to the 1991 Incentive Stock Plan dated August 8, 2001.

10.20	First Amendment to the 1994 Amended and Restated Incentive Stock Plan dated January 1, 1998. Exhibit 4.44 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.

10.21	1993 Incentive Stock Plan of Allied, Exhibit 10.3 to Allied’s Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.

10.22	Amendment No. 1 to the 1993 Incentive Stock Option Plan dated January 1, 1998.

10.23	Amendment to the Allied Waste Industries, Inc. 1993 Incentive Stock Plan dated June 20, 2000.

10.24	Second Amendment to the 1993 Incentive Stock Plan dated December 12, 2002.

10.25	First Amendment to the 1994 Incentive Stock Plan dated June 20, 2000 is incorporated herein by reference.

10.26	Second Amendment to the 1994 Incentive Stock Plan dated December 12, 2002.

10.27	Restated 1994 Non-Employee Director Stock Plan dated April 3, 2002 incorporated herein by reference.

10.28	Sixth Amendment to the 1994 Amended and Restated Non-Employee Director Stock Plan dated April 3, 2002 incorporated herein by reference.

10.29	Second Amendment to Restated 1991 Incentive Stock Plan dated December 12, 2002.

10.30	Senior Indenture relating to the 1998 Senior Notes dated as of December 23, 1998, by and among Allied NA and U.S. Bank Trust National Association, as Trustee, with respect to the 1998 Senior Notes and Exchange Notes. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

Exhibit No.	Description

10.31	Seven Year Series Supplemental Indenture relating to the 1998 Seven Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.4 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

10.32	Form of Series B Seven Year Notes (included in Exhibit 4.25). Exhibit 4.5 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

10.33	Ten Year Series Supplemental Indenture relating to the 1998 Ten Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.6 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

10.34	Form of Series B Ten Year Notes. Exhibit 4.7 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

10.35	Fourth Supplemental Indenture relating to the 1998 Senior Notes, dated as of July 30, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.26 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

10.36	Fifth Supplemental Indenture relating to the 1998 Senior Notes, dated as of December 29, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.27 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

10.37	Seventh Supplemental Indenture relating to the 1998 Senior Notes and the 8-7/8% Senior Notes due 2008, dated as of June 29, 2001, among Allied NA, certain guarantors signatory thereto and U.S. Bank Trust National Association, as Trustee. Exhibit 4.21 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

10.38	Restated Indenture relating to debt issued by Browning-Ferris Industries, Inc., dated September 1, 1991, among BFI and First City, Texas-Houston, National Association, as Trustee Exhibit 4.22 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

10.39	First Supplemental Indenture relating to the debt issued by Browning-Ferris Industries, Inc., dated July 30, 1999, among Allied, Allied NA, Browning-Ferris Industries, Inc. and Chase Bank of Texas, National Association, as Trustee, Exhibit 4.23 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

10.40	Amended and Restated Collateral Trust Agreement, dated April 29, 2003, among Allied NA, certain of its subsidiaries, and JPMorgan Chase Bank, as Collateral Trustee. Exhibit 10.14 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.41	Amended and Restated Shared Collateral Pledge Agreement, dated April 29, 2003, among Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Trustee. Exhibit 10.13 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.42	Amended and Restated Shared Collateral Security Agreement, dated April 29, 2003, among Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Trustee. Exhibit 10.12 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.43	Amended and Restated Non-Shared Collateral Security Agreement, dated April 29, 2003, among Allied, Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Agent. Exhibit 10.10 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.44	Amended and Restated Non-Shared Collateral Pledge Agreement, dated April 29, 2003, among Allied, Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Agent. Exhibit 10.11 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

Exhibit No.	Description

10.45	Subordinated Indenture, dated July 30, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee, regarding the 10% Senior Subordinated Notes due 2009 of Allied NA. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-91539), is incorporated herein by reference.

10.46	First Supplemental Indenture, dated July 30, 1999 among Allied NA, certain subsidiaries of Allied NA and U.S. Bank Trust, National Association, as Trustee, regarding 10% Senior Subordinated Notes due 2009 of Allied NA. Exhibit 4.3 to Allied’s Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.

10.47	Second Supplemental Subordinated Indenture relating to the 10% Senior Subordinated Notes due 2009 of Allied NA, dated December 29, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.2 to Allied’s Registration Statement on Form S-4 (No. 333-91539), is incorporated herein by reference.

10.48	Form of 10% Series B Senior Subordinated Notes due 2009 (included in Exhibit 10.51), is incorporated herein by reference.

10.49	Ninth Supplemental Indenture relating to the 9¼% Senior Notes due 2012, dated November 15, 2002, among Allied NA, certain guarantors signatory thereto, and U.S. Bank National Association as Trustee.

10.50	Amended and Restated Credit Agreement, dated April 29, 2003. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2003 is incorporated herein by reference.

10.51	Amendment to Amended and Restated Credit Agreement, dated as of August 20, 2003. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated August 25, 2003 is incorporated by reference.

10.52	Certificate of Designations of 6-1/4% Series C Senior Mandatory Convertible Preferred Stock of Allied Waste Industries, Inc., as filed with the Delaware Secretary of State on April 8, 2003. Exhibit 3.01 to Allied’s Current Report on Form 8-K dated April 10, 2003 is incorporated by reference.

10.53	Tenth Supplemental Indenture governing the 7-7/8% Senior Notes due 2013, dated April 9, 2003, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated April 10, 2003 is incorporated by reference.

10.54	Exchange Agreement, dated July 31, 2003, by and among Allied Waste Industries, Inc., and the Parties Listed on Schedule I thereto. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated August 6, 2003 is incorporated by reference.

10.55	Executive Employment Agreement between the Company and Thomas W. Ryan effective August 1, 2003. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference.

10.56	Registration Rights Agreement, dated as of November 10, 2003, by and among the Company, the Guarantors and the initial purchasers, relating to $350 million aggregate principal amount of 6-1/2% Senior Notes due 2010. Exhibit 10.4 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference.

Exhibit No.		Description

10.57		Eleventh Supplemental Indenture relating to the 6-1/2% Senior Notes due 2010, dated November 10, 2003, among Allied NA, certain guarantors signatory thereto, and U.S. Bank National Association as Trustee. Exhibit 10.5 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference.

10.58	*	Twelfth Supplemental Indenture governing the 5-3/4% Series A Senior Notes due 2011, dated January 27, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee.

10.59	*	Thirteenth Supplemental Indenture governing the 6-1/8% Series A Senior Notes due 2014, dated January 27, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee.

10.60	*	Second Amended and Restated Registration Rights Agreement, dated as of December 18, 2003, between Allied and the purchasers of the Series A Convertible Preferred Stock and related parties.

10.61	*	Third Amended and Restated Shareholders Agreement, dated as of December 18, 2003, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties.

10.62		Amendment to Amended and Restated Credit Agreement, dated November 20, 2003. Exhibit 99.1 to Allied’s Current Report on Form 8-K dated November 26, 2003 is incorporated by reference.

12.1	*	Ratio of earnings to fixed charges and preferred stock dividends.

14	*	Allied Waste Industries Code of Ethics.

21	*	Subsidiaries of the Registrant.

23.1	*	Consent of Pricewaterhouse Coopers’ LLP.

31.1	*	Section 302 Certifications of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer.

31.2	*	Section 302 Certifications of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32	*	Certification Pursuant to 18 U.S.C.§1350 of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

	*	Filed herewith

Reports on Form 8-K during the Quarter Ended December 31, 2003

October 28, 2003	Our current report on Form 8-K to announce the financial results for the third quarter ended September 30, 2003.

October 31, 2003	Our current report on Form 8-K to file under Item 9 the reclassified results relating to the divestiture of certain operations for the each of the quarters beginning September 30, 2002 through September 30, 2003

October 31, 2003	Our current report on Form 8-K to file under Item 9 the announcement that we were commencing the process of seeking modifications to our 2003 Credit Facility to reduce the interest rates on the term loans and to favorably revise certain financial covenants.

November 26, 2003	Our current report on Form 8-K to file under Item 9 our Second Amendment and Restatement as of November 20, 2003 to the Credit Agreement dated as of July 21, 1999, as amended and restated as of August 20, 2003.

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED WASTE INDUSTRIES, INC.

Date:	March 15, 2004	By:	/s/ Peter S. Hathaway

Peter S. Hathaway
Executive Vice President and Chief Financial
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas H. Van Weelden Thomas H. Van Weelden	Director, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive officer)	March 15, 2004

/s/ Peter S. Hathaway Peter S. Hathaway	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ James E. Gray James E. Gray	Vice President, Controller, Chief Accounting Officer (Principal Accounting Officer)	March 15, 2004

/s/ Michael Gross Michael Gross	Director	March 15, 2004

/s/ Dennis Hendrix Dennis Hendrix	Director	March 15, 2004

/s/ Leon D. Black Leon D. Black	Director	March 15, 2004

/s/ Nolan Lehmann Nolan Lehmann	Director	March 15, 2004

/s/ Howard A. Lipson Howard A. Lipson	Director	March 15, 2004

/s/ James W. Crownover James W. Crownover	Director	March 15, 2004

/s/ Antony P. Ressler Antony P. Ressler	Director	March 15, 2004

/s/ Warren B. Rudman Warren B. Rudman	Director	March 15, 2004

/s/ Lawrence V. Jackson Lawrence V. Jackson	Director	March 15, 2004

/s/ J. Tomilson Hill J. Tomilson Hill	Director	March 15, 2004

/s/ Robert Agate Robert Agate	Director	March 15, 2004