Form 10-Q
period 2004-03-31
ALLIED WASTE INDUSTRIES INC
filed 2004-05-06
CIK 848865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2004

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
Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
Yes [X] No [  ]

     Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding as of April 29, 2004
Common Stock	317,285,440

ALLIED WASTE INDUSTRIES, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

INDEX

Part I Financial Information
Item 1 Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3 Quantitative and Qualitative Disclosures About Market Risk	49
Item 4 Controls and Procedures	49
Part II Other Information
Item 1 Legal Proceedings	50
Item 2 Changes in Securities and Use of Proceeds	50
Item 3 Defaults Upon Senior Securities	50
Item 4 Submission of Matters to a Vote of Security Holders	50
Item 5 Other Information	50
Item 6 Exhibits and Reports on Form 8-K	50
Signatures	53
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-10.18
EX-10.19
EX-10.20
EX-10.21
EX-10.22
EX-10.23
EX-10.24
EX-31.1
EX-31.2
EX-32

ALLIED WASTE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current Assets —
Cash and cash equivalents	$74.4	$444.7
Accounts receivable, net of allowance of $22.1 and $22.4	638.5	651.3
Prepaid and other current assets	93.6	108.8
Deferred income taxes, net	80.8	80.8

Total current assets	887.3	1,285.6
Property and equipment, net	3,956.3	4,018.9
Goodwill	8,315.3	8,313.0
Other assets, net	228.0	243.4

Total assets	$13,386.9	$13,860.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$105.1	$249.6
Accounts payable	363.8	477.5
Current portion of accrued capping, closure, post-closure and environmental costs	93.3	95.2
Accrued interest	188.8	174.1
Other accrued liabilities	315.0	352.6
Unearned revenue	226.6	218.8

Total current liabilities	1,292.6	1,567.8
Long-term debt, less current portion	7,803.5	7,984.5
Deferred income taxes	135.8	128.5
Accrued capping, closure, post-closure and environmental costs, less current portion	790.6	790.1
Other long-term obligations	834.3	872.3
Stockholders’ Equity —
Series C senior mandatory convertible preferred stock, $0.10 par value, 6.9 million shares authorized, issued and outstanding, liquidation preference of $50.00 per share, net of $12 million of issuance costs	333.1	333.1
Common stock; $0.01 par value; 525 million authorized shares; 316.6 million and 320.1 million shares issued and outstanding	3.2	3.2
Additional paid-in capital	2,320.7	2,318.5
Accumulated other comprehensive loss	(87.3)	(94.5)
Retained deficit	(39.6)	(42.6)

Total stockholders’ equity	2,530.1	2,517.7

Total liabilities and stockholders’ equity	$13,386.9	$13,860.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

ALLIED WASTE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts, unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$1,274.8	$1,231.1
Cost of operations	789.9	746.9
Selling, general and administrative expenses	130.6	117.2
Depreciation and amortization	133.1	127.2

Operating income	221.2	239.8
Interest expense and other	212.0	191.6

Income before income taxes	9.2	48.2
Income tax expense	3.7	20.2
Minority interest	0.5	0.5

Net income from continuing operations	5.0	27.5
Income (loss) from discontinued operations, net of tax	(2.0)	5.7
Cumulative effect of change in accounting principle, net of tax	—	29.0

Net income	3.0	62.2
Dividends on preferred stock	(5.4)	(20.0)

Net income (loss) available to common shareholders	$(2.4)	$42.2

Basic EPS:
Continuing operations	$(0.00)	$0.04
Discontinued operations	(0.01)	0.03
Cumulative effect of change in accounting principle	—	0.15

Net income (loss) available to common shareholders	$(0.01)	$0.22

Weighted average common shares	314.2	190.2

Diluted EPS:
Continuing operations	$(0.00)	$0.04
Discontinued operations	(0.01)	0.03
Cumulative effect of change in accounting principle	—	0.15

Net income (loss) available to common shareholders	$(0.01)	$0.22

Weighted average common and common equivalent shares	314.2	193.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIED WASTE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities —
Net income	$3.0	$62.2
Discontinued operations, net of tax	2.0	(5.7)
Adjustments to reconcile net income to cash provided by operating activities from continuing operations —
Provisions for:
Depreciation and amortization	133.1	127.2
Doubtful accounts	5.2	5.3
Accretion of debt and amortization of debt issuance costs	6.6	9.5
Deferred income tax	(3.3)	12.4
Gain on sale of fixed assets	(1.1)	(0.2)
Non-cash reduction in acquisition accruals	(5.1)	(6.8)
Non-cash gain on non-hedge accounting interest rate swap contracts	(17.0)	(9.9)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	4.7	6.9
Write-off of deferred debt issuance costs	11.8	1.7
Cumulative effect of change in accounting principle, net of tax	—	(29.0)
Change in operating assets and liabilities, excluding the effects of purchase acquisitions—
Accounts receivable, prepaid expenses, inventories and other	2.2	(6.5)
Accounts payable, accrued liabilities, unearned revenue, stock option tax benefits and other	(78.9)	(15.7)
Capping, closure and post-closure accretion	11.9	11.1
Capping, closure, post-closure and environmental expenditures	(11.0)	(11.4)

Cash provided by operating activities from continuing operations	64.1	151.1

Investing activities —
Cost of acquisitions, net of cash acquired	(2.8)	(19.4)
Proceeds from divestitures, net of cash divested	18.6	4.9
Proceeds from sale of fixed assets	2.8	2.8
Capital expenditures, excluding acquisitions	(68.6)	(80.0)
Capitalized interest	(3.5)	(3.4)
Change in deferred acquisition costs, notes receivable and other, net	(2.3)	(4.3)

Cash used for investing activities from continuing operations	(55.8)	(99.4)

Financing activities —
Proceeds from long-term debt, net of issuance costs	943.3	506.8
Payments of long-term debt	(1,286.2)	(668.1)
Payments of preferred stock dividend	(5.4)	—
Change in disbursement account	(33.1)	1.2
Net proceeds from exercise of stock options and other, net	(3.5)	0.2

Cash used for financing activities from continuing operations	(384.9)	(159.9)

Cash provided by discontinued operations	6.3	13.4

Decrease in cash and cash equivalents	(370.3)	(94.8)
Cash and cash equivalents, beginning of period	444.7	179.4

Cash and cash equivalents, end of period	$74.4	$84.6

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

The Consolidated Financial Statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The December 31, 2003 balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Consolidated Balance Sheet as of December 31, 2003 and the unaudited interim Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We believe that the presentations and disclosures herein are adequate when read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2003. The Consolidated Financial Statements as of March 31, 2004, and for the three months ended March 31, 2004 and 2003 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

Operating results for interim periods are not necessarily indicative of the results for full years. These Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2003 and the related notes thereto included in our Annual Report on Form 10-K.

For the description of our significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 2003 in our Annual Report on Form 10-K.

Discontinued operations —

During 2003, we determined that certain operations that were divested or held for sale as part of our 2003 divestiture plan were discontinued operations. As of December 31, 2003, we had sold operations in South Carolina, Georgia, Colorado, New Jersey, Virginia and Florida for net proceeds of approximately $250.0 million, which we used to repay debt. During the first quarter of 2004, we sold some of the operations in Florida held for sale at December 31, 2003 for net proceeds of approximately $13.4 million, which we also used to repay debt. In addition, at March 31, 2004, we continued to hold for sale certain operations in Florida. Prior period results of the operations sold during 2003 and 2004, and held for sale at March 31, 2004, have been reclassified to discontinued operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the assets held for sale and discontinued operations on the consolidated balance sheet follows (in millions):

	March 31, 2004	December 31, 2003
Accounts receivable, net	$3.2	$4.1
Other current assets	0.2	2.4
Property and equipment, net	7.9	9.2
Other long-term assets	19.4	28.6

Total assets	$30.7	$44.3

Current liabilities	$7.7	$3.8

Total liabilities	$7.7	$3.8

Amounts related to assets held for sale on the balance sheet are included in other current assets, other long-term assets and other accrued liabilities. Excluded from the balances at March 31, 2004 are amounts related to the operations that were sold prior to March 31, 2004.

Results of operations for the discontinued operations were as follows (in millions):

	For the Three Months Ended March 31,
	2004	2003
Revenues	$8.1	$77.8

Income (loss) before tax	$(0.5)	$9.1
Gain on divestiture	2.4	—
Income tax expense	(3.9)	(3.6)
Cumulative effect of change in accounting principle, net of tax	—	0.2

Discontinued operations, net of tax	$(2.0)	$5.7

The assets divested or held for sale, including goodwill, are presented at their carrying value which is lower than fair value. Fair value is based on the actual or anticipated sales price. Included in the results for discontinued operations for the three months ended March 31, 2004 is a gain of approximately $2.4 million ($1.8 million loss, net of tax) for the assets, including goodwill, divested during the quarter. A portion of the goodwill allocated to the operations sold was non-deductible for tax purposes.

In accordance with Emerging Issues Task Force Issue No. 87-24, Allocation of Interest to Discontinued Operations, we allocate interest to discontinued operations based on a ratio of net assets to be sold or sold to the sum of consolidated net assets plus consolidated debt. We do not allocate interest on debt that is directly attributable to other operations outside of the discontinued operations. For the three months ended March 31, 2004 and 2003, we allocated $0.2 million and $1.6 million, respectively, of interest expense to discontinued operations.

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

During the three months ended March 31, 2004 and 2003, we incurred gross interest expense (including payments under interest rate swap contracts) of $170.7 million and $189.2 million of which $3.5 million and $3.4 million was capitalized.

Statements of cash flows —

The supplemental cash flow disclosures and non-cash transactions for the three months ended March 31 are as follows (in millions):

	2004	2003
Supplemental Disclosures -
Interest paid (net of amounts capitalized)	$152.0	$155.3
Income taxes paid, net of (refunds)	19.3	1.2
Non-Cash Transactions -
Liabilities incurred or assumed in acquisitions	$1.0	$2.2
Capital lease obligations incurred	0.5	0.2
Dividends accrued on preferred stock	5.4	20.0

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

Stock-based compensation plans —

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and the related interpretations, under which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, requires companies that do not elect to account for stock-based compensation as prescribed by this statement to disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option-pricing model, the resulting pro forma net income (loss) available to common shareholders, and pro forma net income (loss) available to common shareholders per share is as follows (in millions, except per share data):

		For the Three Months Ended March 31,
		2004	2003
Net income (loss) available to common shareholders, as reported		$(2.4)	$42.2
Total stock-based employee compensation expense determined under fair value based method, net of tax		2.4	2.4

Net income (loss) available to common shareholders, pro forma		$(4.8)	$39.8

Basic earnings (loss) per share:	As reported	$(0.01)	$0.22
	Pro forma	(0.02)	0.21
Diluted earnings (loss) per share:	As reported	$(0.01)	$0.22
	Pro forma	(0.02)	0.21

We have recorded no compensation expense for stock options granted to employees during the three months ended March 31, 2004 or 2003.

In accordance with the SFAS 123, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2004	2003
Risk free interest rate	2.7%	2.6%
Expected life	4.0 years	4.0 years
Dividend rate	0%	0%
Expected volatility	60%	65%

Recently issued accounting pronouncements —

In April 2004, the FASB issued FASB Staff Position (FSP) No. 129-1, Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities (FSP 129-1). FSP 129-1 requires disclosure of the significant terms or conditions under which contingently convertible securities are convertible and is effective April 2004.

In March 2004, the Emerging Issues Task Force (EITF) finalized its consensus on EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, (EITF 03-06). EITF 03-06 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exist. EITF 03-06 is effective for reporting periods beginning after March 31, 2004. We are currently evaluating the potential impact of this consensus on our financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires unconsolidated variable interest entities (VIEs) to be consolidated by their primary beneficiaries. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (FIN 46R). FIN 46R replaces FIN 46 to incorporate several FSP’s issued relating to FIN 46. FIN 46R is effective for periods ending after December 15, 2003 for public companies that have VIE’s or potential VIE’s. Otherwise, FIN 46R is effective for public companies for periods ending after March 15, 2004. Neither FIN 46 nor FIN 46R had a material impact on our consolidated financial statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Property and Equipment

The following tables show the activity and balances related to property and equipment from December 31, 2003 through March 31, 2004 (in millions):

	Property and Equipment
	Balance at			Acquisitions,	Transfers	Balance at
	Dec. 31,	Capital	Sales and	Net of	and	March 31,
	2003	Additions	Retirements	Divestitures	Other (1)	2004
Land and improvements	$424.3	$4.6	$(0.4)	$—	$1.3	$429.8
Land held for permitting as landfills	101.7	3.4	—	—	0.2	105.3
Landfills	3,304.4	30.0	—	—	3.7	3,338.1
Buildings and improvements	466.3	5.8	(0.7)	—	(2.1)	469.3
Vehicles and equipment	1,747.4	18.4	(7.6)	(1.4)	1.3	1,758.1
Containers and compactors	787.7	5.9	(1.8)	(0.1)	(0.5)	791.2
Furniture and office equipment	43.9	0.5	(0.2)	—	—	44.2

Total	$6,875.7	$68.6	$(10.7)	$(1.5)	$3.9	$6,936.0

	Accumulated Depreciation and Amortization
		Depreciation
	Balance at	and		Acquisitions,	Transfers	Balance at
	Dec. 31,	Amortization	Sales and	Net of	and	March 31,
	2003	Expense	Retirements	Divestitures	Other (1)	2004
Land and improvements	$(21.4)	$(1.2)	$0.1	$—	$0.2	$(22.3)
Landfills	(1,337.9)	(57.4)	—	—	—	(1,395.3)
Buildings and improvements	(105.6)	(5.8)	0.4	—	(0.1)	(111.1)
Vehicles and equipment	(910.9)	(45.5)	6.5	1.5	(0.8)	(949.2)
Containers and compactors	(451.3)	(21.2)	1.8	0.3	(0.5)	(470.9)
Furniture and office equipment	(29.7)	(1.4)	0.2	—	—	(30.9)

Total	$(2,856.8)	$(132.5)	$9.0	$1.8	$(1.2)	$(2,979.7)

Property and equipment, net	$4,018.9	$(63.9)	$(1.7)	$0.3	$2.7	$3,956.3

(1)	Relates primarily to (i) capitalized interest, (ii) change in our landfill retirement obligation asset for recognition of and adjustments to capping, closure and post-closure costs (see Note 7), and (iii) capitalized leases.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Goodwill and Intangible Assets

Annually, we perform an assessment of goodwill impairment by applying a fair value based test to each of our reporting units, which we define as our four geographic operating segments. Historically, we have not experienced impairments of our goodwill. We may conduct an impairment test of goodwill more frequently than annually under certain conditions. For example, a significant adverse change in liquidity or the business environment, unanticipated competition, a significant adverse action by a regulator or a disposal of a significant portion of an operating segment could prompt an impairment test between annual assessments.

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

During the three months ended March 31, 2004, we allocated approximately $9.4 million of goodwill related to operations sold in the Southern and Eastern geographic operating segments. The remaining goodwill in these geographic operating segments was subsequently evaluated for realizability and we concluded there was no impairment. In addition, approximately $19.3 million of goodwill has been allocated to the assets held for sale at March 31, 2004.

We have incurred non-cash losses on sales of assets when we believed that re-deployment of the proceeds from the sale of such assets could reduce debt or improve operations and was economically beneficial. If we decide to sell additional assets in the future, we could incur additional non-cash losses on asset sales.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the activity and balances related to goodwill from December 31, 2003 through March 31, 2004 (in millions):

	Balance as of				Balance as of
	December 31,				March 31,
	2003	Acquisitions	Divestitures	Adjustments (1)	2004
Western Area	$1,399.6	$—	$—	$—	$1,399.6
Central Area	1,910.9	—	—	721.6	2,632.5
Eastern Area	2,384.6	1.4	(0.3)	(371.1)	2,014.6
Southern Area	2,617.9	1.2	—	(350.5)	2,268.6

Total	$8,313.0	$2.6	$(0.3)	$—	$8,315.3

(1)	Amounts relate to reallocation of goodwill in connection with a change in our geographic operating segments effective January 1, 2004 (see Note 11). The reallocation was performed in accordance with SFAS 142, Goodwill and Other Intangible Assets.

In addition, we have other amortizable intangible assets that consist primarily of the following at March 31, 2004 (in millions):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Non-compete agreements	$11.1	$7.9	$3.2
Other	1.6	0.2	1.4

Total	$12.7	$8.1	$4.6

Amortization expense for the three months ended March 31, 2004 was $0.5 million. Based upon the amortizable assets recorded in the balance sheet at March 31, 2004, amortization expense for each of the next five years is estimated to be declining from $1.5 million to $0.2 million.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-term Debt

Long-term debt at March 31, 2004 and December 31, 2003 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, the effect of interest rate swap contracts, amortization of deferred debt issuance cost and the amortization or accretion of discounts or premiums (in millions, except percentages).

	Debt Balance at		Effective Interest Rate
	March 31,	December 31,	March 31		December 31,
	2004	2003	2004		2003
Revolving credit facility	$—	$—	5.20	%*	5.41	%*
Term loan B	1,185.0	1,185.0	9.24		9.83
Term loan C	250.0	250.0	8.39		7.81
Receivables secured loan	138.6	146.3	2.03		2.15
Senior notes, interest at 6.13%	425.0	—	6.33		—
Senior notes, interest at 5.75%	400.0	—	5.91		—
Senior notes, interest at 6.50%	350.0	350.0	4.17		4.51
Senior notes, interest at 7.88%	50.0	874.1	8.03		8.13
Senior notes, interest at 7.63%	600.0	600.0	7.99		7.99
Senior notes, interest at 7.38%	—	225.0	—		7.90
Senior notes, interest at 8.88%	600.0	600.0	9.16		9.16
Senior notes, interest at 8.50%	750.0	750.0	8.77		8.77
Senior notes, interest at 9.25%	377.1	377.1	9.39		9.39
Senior notes, interest at 7.88%	450.0	450.0	8.09		8.05
Debentures, interest at 7.40%	288.2	287.6	8.03		8.03
Senior notes, interest at 6.38%	149.2	148.4	8.34		8.34
Debentures, interest at 9.25%	95.7	95.6	9.48		9.48
Senior notes, interest at 7.88%	68.9	68.7	8.77		8.77
Solid waste revenue bond obligations, principal payable through 2031	306.2	306.2	6.07		6.04
Senior subordinated notes, interest at 10.00%	1,403.2	1,497.4	10.22		10.22
Notes payable to banks, finance companies, and individuals, interest rates of 4.0% to 12.23%, and principal payable through 2010, secured by vehicles, equipment, real estate, accounts receivable or stock of certain subsidiaries	7.5	8.2	6.87	*	6.93	*
Obligations under capital leases of vehicles and equipment	12.5	13.2	9.32	*	8.76	*
Notes payable to individuals and a commercial company, interest rates of 8.0% to 9.5%, principal payable through 2007, unsecured	1.5	1.3	8.33	*	8.45	*

	7,908.6	8,234.1
Less: Current portion	105.1	249.6

	$7,803.5	$7,984.5

* reflects weighted average interest rate

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank credit facility —

On April 29, 2003, we refinanced our 1999 Credit Facility, which consisted of a $1.291 billion revolving credit facility, due 2005 and $2.226 billion in funded, amortizing senior secured term loans with varying maturity dates through 2007, with a $2.9 billion senior secured credit facility (the 2003 Credit Facility) that includes a $1.5 billion revolver due January 2008 (the 2003 Revolver), a $1.2 billion term loan with final maturity in January 2010 (Term Loan B), and a $200 million institutional letter of credit facility. In addition during 2003, we funded an additional $250 million of term loan indebtedness with final maturity in 2010 (Term Loan C) under the 2003 Credit Facility. We used the proceeds from Term Loan C to repurchase $250 million of our senior subordinated notes. Of the $1.5 billion available under the 2003 Revolver, the entire amount may be used to support the issuance of letters of credit.

The 2003 Credit Facility bears interest at (a) an Alternative Base Rate, or (b) Adjusted LIBOR, both terms defined in the 2003 Credit Facility, plus, in either case, an applicable margin based on our leverage ratio. Proceeds from the 2003 Credit Facility may be used for working capital and other general corporate purposes, including acquisitions.

In March 2004, we amended our 2003 Credit Facility to, among other things, increase our flexibility to fund a $1 billion tender offer of our senior subordinated notes due 2009 and permit us to incur additional indebtedness and apply the proceeds of such indebtedness to the repayment of the Senior Subordinated Notes. In addition, the amendment resulted in certain guarantor subsidiaries becoming non-guarantors. On April 2, 2004, we funded a new $150 million term loan with final maturity in 2010 (Term Loan D) under the 2003 Credit Facility. The proceeds were used to fund a portion of the tender offer on the senior subordinated notes due 2009.

At March 31, 2004, we had approximately $603.8 million in letters of credit outstanding under the 2003 Revolver and $200 million in letters of credit outstanding under the institutional letter of credit facility. In addition, at March 31, 2004, we had approximately $896.2 million available under the 2003 Revolver.

We are required to make prepayments on the 2003 Credit Facility upon completion of certain transactions as defined in the 2003 Credit Facility, including asset sales and issuances of debt securities. Proceeds from these transactions are required to be applied to amounts due under the 2003 Credit Facility pursuant to the credit facility agreement. We are also required to make prepayments on the 2003 Credit Facility for 50% of any excess cash flows from operations, as defined.

Senior notes and debentures —

In January 2004, we issued $400 million of 5.750% senior notes due 2011 and $425 million of 6.125% senior notes due 2014 (the January 2004 Senior Notes) to fund the redemption of $825 million of our $875 million 7.875% senior notes due 2009. Interest is payable semi-annually on February 15th and August 15th beginning on August 15, 2004. The $400 million senior notes have a make-whole call provision that is exercisable at any time at a stated redemption price. The $425 million senior notes have a make-whole call provision that is exercisable at any time prior to February 15, 2009 at a stated redemption price.

During 2003, we issued $350 million of 6.50% senior notes due 2010 and $450 million of 7.875% senior notes due 2013 (the 2003 Senior Notes). The $350 million senior notes have a make-whole call provision that is exercisable at any time at a stated redemption price and interest is payable semi-annually on February 15th and August 15th beginning on August 15, 2004. The $450 million senior notes have a no call provision until 2008 and interest is payable semi-annually on April 1st and October 1st.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2002, we issued $375.0 million of 9.25% senior notes due 2012 (the 2002 Senior Notes). The 2002 Senior Notes were issued at a premium of $2.4 million. These senior notes have a no call provision until 2007. Interest is payable semi-annually on March 1 and September 1.

During 2001, we issued $750 million of 8.50% senior notes, due 2008 and $600 million of 8.875% senior notes, due 2008 (together the 2001 Senior Notes). Interest on the 2001 Senior Notes is payable semi-annually on June 1 and September 1.

In connection with the BFI acquisition on July 30, 1999, we assumed all of BFI’s debt securities with the exception of commercial paper that was paid off in connection with the acquisition. BFI’s debt securities were recorded at their fair market values as of the date of the acquisition in accordance with EITF Issue No. 98-1 — Valuation of Debt Assumed in a Purchase Business Combination. The effect of revaluing the debt securities resulted in an aggregate discount from the historic face amount of $137.0 million. At March 31, 2004, the remaining unamortized net discount related to the debt securities of BFI was $92.0 million.

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

In December 1998, we issued an aggregate of $1.7 billion of senior notes consisting of $225 million 7.375% senior notes due 2004, $600 million 7.625% senior notes due 2006 and $875 million 7.875% senior notes due 2009 (together, the 1998 Senior Notes). Interest accrued on the 1998 Senior Notes is payable semi-annually on January 1 and July 1. The $225 million 7.375% senior notes due 2004 were repaid in January 2004. In addition, $825 million of the $875 million 7.875% senior notes due 2004 were redeemed in February 2004 at a price of 103.9375%. The premiums paid in connection with this redemption and the write-off of deferred financing costs of $43.1 million were recorded to interest expense and other. In May 2004, we redeemed the remaining $50 million of the $875 million 7.875% senior notes due 2009 at a redemption price of 103.9375%. We funded the redemption, including the premium with borrowings under the 2003 Revolver.

Receivables secured loan —

During 2003, we entered into an accounts receivable securitization program with a financial institution that allows us to borrow up to $175 million on a revolving basis under a loan agreement secured by receivables. The borrowings are secured by our accounts receivable that are owned by a wholly-owned and fully consolidated subsidiary. This subsidiary is a separate corporate entity whose assets, or collateral securing the borrowings, are available first to satisfy the claims of the subsidiary’s creditors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement 125, the securitization program is accounted for as a secured borrowing with a pledge of collateral. The receivables and debt obligation remain on our consolidated balance sheet. At March 31, 2004, we had outstanding borrowings under this program of $138.6 million. The borrowings under this program bear interest at the financial institution’s commercial paper rate plus an applicable spread and interest is payable monthly. There is also a fee on the undrawn portion of the $175 million available for borrowing. The loan agreement has a one year term with a three year liquidity facility, however, we intend to extend the agreement annually. In March 2004, we extended the term for an additional year. If we are unable to renew annually, we have the intent and ability to refinance these borrowings through the 2003 Revolver. Accordingly, the loan has been classified as long-term.

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

During 2003, we repaid $506.1 million of our senior subordinated notes prior to maturity through open market repurchases. In connection with these repurchases, we paid premiums of approximately $46.9 million and wrote-off deferred financing costs of $6.4 million to interest expense and other. During the first quarter 2004, we completed an additional $93.9 million of open market repurchases of these notes, for which we paid premiums of approximately $8.2 million and wrote-off deferred financing costs of $1.2 million to interest expense and other.

Additionally, during April 2004, we completed a tender offer of $1.0 billion for the 1999 Notes. The tender offer was funded through the issuance of $400 million of 7.375% senior unsecured notes due 2014, $275 million of 6.375% senior notes due 2011, $230 million of 4.250% senior subordinated convertible debentures due 2034 and the $150 million of proceeds from Term Loan D under the 2003 Credit Facility. In connection with the tender offer, we paid premiums and other costs of approximately $76 million from additional borrowings under the 2003 Revolver.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2004, we were in compliance with all financial covenants under our 2003 Credit Facility. At March 31, 2004, Total Debt/EBITDA(1) ratio, as defined by the 2003 Credit Facility, was 4.93:1 and our EBITDA(1)/Interest ratio was 2.08:1. We are not subject to any minimum net worth covenants.

(1)	EBITDA used for covenants is calculated in accordance with the definition in our credit facility agreement (Exhibit 99.1 to our current report on Form 8-K dated April 15, 2004). In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants.

In addition, the 2003 Credit Facility restricts us from making certain types of payments, including dividend payments on our common and preferred stock. However, we are able to pay cash dividends on the Series C Preferred Stock.

The 1998 Senior Notes, the 1999 Notes, the 2001 Senior Notes, the 2002 Senior Notes, the 2003 Senior Notes and the January 2004 Senior Notes contain certain financial covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At March 31, 2004, we were in compliance with all applicable covenants.

Collateral —

Our 2003 Credit Facility is secured by the stock of substantially all of our subsidiaries and a security interest substantially all of our assets. A portion of the collateral that secures the 2003 Credit Facility is shared as collateral with the holders of certain of our senior notes and debentures.

The January 2004 Senior Notes, 2003 Senior Notes, 2002 Senior Notes, 2001 Senior Notes, 1998 Senior Notes and $690 million of senior notes and debentures assumed from BFI are secured by substantially all of BFI and certain other Allied subsidiaries and a security interest in the assets of BFI, its domestic subsidiaries and certain other Allied subsidiaries. As of March 31, 2004, the book value of the assets of the subsidiaries that serve as collateral for these notes and debentures was approximately $8.6 billion, which represents approximately 64% of our consolidated total assets.

5. Derivative Instruments and Hedging Activities

Our risk management policy requires 75% of our total debt to be fixed, either directly or effectively through interest rate swap contracts. At March 31, 2004, approximately 92% of our debt was fixed, 75% directly, and 17% through interest rate swap contracts. Our interest rate swap portfolio continues to fix 84% of our variable rate interest payment obligation, protecting us from cash flow variations arising from changes in short term interest rates. We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. Approximately 6% of our fixed rate debt is at variable rates through the use of fixed to floating interest rate swap contracts, providing more balance of fixed and variable rate debt. At March 31, 2004, the notional value of our interest rate swap contracts was $1.75 billion maturing as follows: $1.15 billion during the remainder of 2004, $250 million during 2005, $75 million during 2008 and $275 million during 2009. The interest rate swap contracts maturing during the remainder of 2004 will mature as follows: $750 million in the second quarter, $150 million in third quarter and $250 million in fourth quarter.

At March 31, 2004, a liability of $22.1 million is included in the consolidated balance sheets in other long-term obligations reflecting the fair market value of our entire interest rate swap portfolio on that date. The liability will fluctuate with market interest rates but will reduce to zero over the term of each of our interest rate swap contracts. Approximately $1.4 million of the liability at March 31, 2004 relates to contracts maturing within 12 months. Fair value variations over the life of the interest rate swap contracts arise from changes in forecasted interest rates and the time value of money.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2001, we de-designated $1.5 billion of notional amount interest rate swap contracts due to the possibility that future interest rate payments on the underlying variable rate debt may cease prior to the expiration of the related interest rate swap contracts. There were no de-designated interest rate swap contracts prior to December 31, 2001. No additional interest rate swap contracts have been de-designated after 2001.

Designated interest rate swap contracts —

At March 31, 2004, we had designated interest rate swap contracts (floating to fixed rate) with a notional amount of $725.0 million and a fair value liability of $24.8 million. Our designated cash flow interest rate swap contracts are effective as hedges of our variable rate debt. The notional amounts, indices, repricing dates and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged achieving 100% effectiveness. If significant terms do not match we will assess any ineffectiveness and any ineffectiveness is immediately recorded in interest expense in our statement of operations.

Changes in fair value of our designated interest rate swap contracts are reflected in accumulated other comprehensive income (AOCI). At March 31, 2004, a loss of approximately $24.7 million ($15.1 million, net of tax) is included in AOCI.

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

De-designated interest rate swap contracts. At March 31, 2004, we had de-designated interest rate swap contracts (floating to fixed rate) with a notional amount of $675.0 million and a fair value liability of $4.9 million. Settlement payments and periodic changes in market values of our de-designated interest rate swap contracts are recorded as a gain or loss on derivative contracts included in interest expense and other in our statement of operations. We recorded $10.3 million and $9.9 million of net gain related to changes in market values and $10.6 million and $13.4 million of settlement costs during the three months ended March 31, 2004 and 2003, respectively.

When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in AOCI at the time of de-designation are isolated and amortized over the remaining original hedged interest payment. For contracts de-designated, the total amount of loss in AOCI at March 31, 2004 was approximately $2.0 million ($1.5 million, net of tax). For the three months ended March 31, 2004, we recorded $4.7 million of amortization expense related to the accumulated losses in AOCI for interest rate swap contracts that were de-designated. We expect to record approximately $2.0 million of amortization expense related to the accumulated losses in AOCI for the de-designated swap contracts during the remainder of 2004. The amortization expense is recorded in interest expense and other.

Fair Value Interest Rate Swap Contracts. We use fair value interest rate swap contracts (fixed rate to floating rate) to achieve our targeted mix of fixed and floating rate debt. At March 31, 2004, we had fair value interest rate swap contracts with a notional amount of $350 million and a derivative fair value asset of $7.6 million. Settlement payments and periodic changes in market values of our fair value interest rate swap contracts are recorded as a gain or loss on derivative contracts included in interest expense and other in our statement of operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We recorded $6.7 million of net gain related to changes in market values and received settlements of $2.3 million during the three months ended March 31, 2004. No amounts were recorded in the three months ended March 31, 2003.

6. Accumulated Other Comprehensive Loss

The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholders’ equity are shown as follows (in millions):

	March 31,	December 31,
	2004	2003
Minimum pension liability adjustment, net of taxes of $47.2	$(70.7)	$(70.7)
Interest rate swap contracts designated, unrealized loss, net of taxes of $9.6 and $12.5	(15.1)	(19.5)
Interest rate swap contracts de-designated, unrealized loss, net of taxes of $0.5 and $2.4	(1.5)	(4.3)

Accumulated other comprehensive loss	$(87.3)	$(94.5)

The components of total comprehensive income are shown as follows (in millions):

	Three Months Ended March 31,
	2004	2003
Net income	$3.0	$62.2
Other comprehensive income:
Designated interest rate swap contracts unrealized gain, net of tax effect of $2.9 and $2.9	4.4	4.4
Reclassification to earnings for interest rate swap contracts, net of tax effect of $1.9 and $2.7	2.8	4.1

Total comprehensive income	$10.2	$70.7

7. Landfill Accounting

Change in accounting principle —

Effective January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143) which outlines standards for accounting for our landfill retirement obligations that have historically been referred to as closure and post-closure. SFAS 143 did not change the basic accounting principles that the waste industry had historically followed for accounting for these types of obligations. In general, the industry had followed the accounting practice of recognizing a liability on the balance sheet and related expense as waste is disposed at the landfill to match operating costs with revenues. The industry refers to this practice as life-cycle accounting. The principle elements of life-cycle accounting are still being followed.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Landfill accounting —

We have a network of 166 owned or operated active landfills with a net book value of approximately $1.9 billion at March 31, 2004. The landfills have operating lives ranging from 1 to over 150 years based on available capacity using current annual volumes. The average life of our landfills approximates 38 years. In addition, we own or have responsibility for 111 closed landfills. During the first quarter of 2004, we did not acquire or divest any landfills.

We use a life-cycle accounting method for landfills and the related capping, closure and post-closure liabilities. This method applies the costs to be capitalized associated with acquiring, developing, closing and monitoring the landfills over the associated landfill capacity and associated consumption. Specifically, we record landfill retirement obligations at fair value as a liability with a corresponding increase to the landfill asset as tons are disposed. The amortizable landfill asset includes (i) landfill development costs incurred, (ii) landfill development costs expected to be incurred over the life of the landfill, (iii) the recorded capping, closure and post-closure asset retirement obligation and (iv) the present value of cost estimates for future capping, closure and post-closure costs. We amortize the landfill asset over the total capacity of the landfill as volume is consumed during the life of the landfill with one exception. The exception applies to capping costs for which both the recognition of the liability and the amortization of these costs is based instead on the costs and capacity of the specific capping event.

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

Landfill assets —

We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the remaining costs (including any unamortized amounts recorded) associated with acquiring, permitting and developing the entire landfill plus the present value of the total remaining costs for specific capping events, closure and post-closure by the total remaining disposal capacity of that landfill (except for capping costs, which are divided by the total remaining capacity of the specific capping event). The resulting per unit amortization rates are applied to each unit disposed at the landfill and are recorded as expense for that period. We expensed approximately $57.4 million and $51.3 million, or an average of $3.21 and $3.04 per ton consumed, related to landfill amortization during the quarter ended March 31, 2004 and 2003, respectively. The following is a rollforward of our investment in our landfill assets excluding land held for future permitting as landfills (in millions):

	Net Book Value		Capping,
	of Landfills	Landfill	Closure and
Net Book Value at	Acquired, net of	Development	Post Closure	Landfill		Net Book Value at
December 31,2003	Divestitures	Costs	Costs	Amortization	Other	March 31, 2004
$1,966.5	—	33.5	0.2	(57.4)	—	$1,942.8

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, methane gas collection system installation, engineering and legal fees, and capitalized interest. Estimated total future development costs for our 166 active landfills at March 31, 2004 was approximately $3.9 billion, excluding capitalized interest, and we expect that this amount will be spent over the remaining operating lives of the landfills. We have available disposal capacity of approximately 2.6 billion tons, as of March 31, 2004. We classify this total disposal capacity as either permitted (having received the final permit from the governing authorities) or probable expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is highly probable. Our requirements to classify disposal capacity as probable expansion are as follows:

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

Upon successfully meeting the preceding criteria, the airspace and the costs associated with developing, constructing, closing and monitoring the total additional future disposal capacity are considered in the life-cycle cost of the landfill and reflected in the calculation of the amortization rate and the rate at which capping, closure and post-closure is accrued. At March 31, 2004, we had 2.0 billion tons of permitted disposal capacity, and at 33 of our landfills, 562.6 million tons of probable expansion disposal capacity.

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

We discount our capping, closure and post-closure costs using our credit-adjusted, risk-free rate at the time the liability was incurred. The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for our own credit rating. Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted, risk-free rate.

Accretion expense is necessary to increase the accrued capping, closure and post-closure accrual balance to its future, or undiscounted, value. To accomplish this, we accrete our capping, closure and post-closure accrual balance using the applicable credit-adjusted, risk-free rate and charge this accretion as an operating expense in that period. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid.

Accretion expense for the three months ended March 31, 2004 and 2003 was $11.9 million and $11.1 million or an average of $0.67 and $0.66 per ton consumed. Changes in estimates of costs or disposal capacity are treated on a prospective basis for operating landfills and are recorded immediately in results of operations for fully incurred capping events and closed landfills.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our ultimate liabilities for environmental matters may differ from the estimates used in our assessment to date. We periodically evaluate the recorded liabilities as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded undiscounted liability for environmental matters as of March 31, 2004 and December 31, 2003 of approximately $330.0 million and $337.4 million, respectively, represents the most probable outcome of these contingent matters. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, proceeds are recorded as an offset to environmental expense in operating income. There were no significant recovery receivables outstanding as of March 31, 2004 or December 31, 2003. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding capping, closure and post-closure could result in approximately $20 million of additional liability.

The following table shows the activity and balances related to capping, closure and post-closure accruals for open and closed landfills and our environmental accruals from December 31, 2003 through March 31, 2004 (in millions):

	Balance at	Charges to			Balance at
	12/31/03	Expense	Other (1)	Payments	03/31/04
Open landfills capping, closure and post-closure accruals	$376.4	$8.0	$(1.6)	$(1.1)	$381.7
Closed landfills capping, closure and post-closure accruals	171.5	3.9	—	(3.2)	172.2
Environmental accruals	337.4	—	(0.7)	(6.7)	330.0

Total	$885.3	$11.9	$(2.3)	$(11.0)	$883.9

(1)	Amounts consist primarily of liabilities related to acquired and divested companies and the recognition of and adjustments to amounts accrued for capping, closure and post-closure liability to landfill asset during the period.

8. Employee Benefit Plans

Components of Net Periodic Benefit Cost

The following table provides the components of net periodic benefit cost for the BFI Pension Plan and the supplemental executive retirement plan for the three months ended March 31 (in millions):

	2004	2003
Service cost	$0.5	$0.2
Interest cost	5.5	5.0
Expected return on plan assets	(7.0)	(6.5)
Recognized net actuarial loss	1.9	2.1
Amortization of prior service cost	0.6	0.2

Net periodic benefit cost	$1.5	$1.0

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Net Income Per Common Share

Net income per common share is calculated by dividing net income, less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in millions, except per share data):

	For the Three Months Ended March 31,
	2004	2003
Basic earnings per share computation:
Income from continuing operations	$5.0	$27.5
Less: dividends on preferred stock	5.4	20.0

Income (loss) from continuing operations available to common shareholders	$(0.4)	$7.5

Weighted average common shares outstanding	314.2	190.2

Basic earnings (loss) per share from continuing operations	$(0.00)	$0.04

Diluted earnings per share computation:
Income from continuing operations	$5.0	$27.5
Less: dividends on preferred stock	5.4	20.0

Income (loss) from continuing operations available to common shareholders	$(0.4)	$7.5

Weighted average common shares outstanding	314.2	190.2
Dilutive effect of stock, stock options, warrants and contingently issuable shares	—	3.3

Weighted average common and common equivalent shares outstanding	314.2	193.5

Diluted earnings (loss) per share from continuing operations	$(0.00)	$0.04

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In calculating earnings per share, we have not assumed conversion of the following securities into common shares since the effects of those conversions would not be dilutive (in millions):

	For the Three Months Ended March 31,
	2004	2003
Series A Preferred Stock	—	69.3
Series C Preferred Stock	34.1	—
Stock options	18.5	17.3

10. Commitments and Contingencies

Litigation —

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and can reasonably be estimated. We expect that matters in process at March 31, 2004, which have not been accrued in the consolidated balance sheets, will not have a material adverse effect on our consolidated liquidity, financial position or results from operations.

In the normal course of conducting our landfill operations, we are involved in legal and administrative proceedings relating to the process of obtaining and defending the permits that allow us to operate our landfills.

In June 1999, neighboring parties and the county drainage district filed a lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at one of our landfills in Texas. In 2001, the expansion permit was granted. The parties opposing the expansion permit continued to pursue their efforts in preventing the expansion permit. In December 2003, a judgment issued by a District Court in Texas, effectively revoked the expansion permit that was granted by the State of Texas in 2001 and would require us to operate the landfill according to a prior permit granted in 1988. We are vigorously defending this expansion in the State Court of Appeals and believe that the merits of our position will prevail. Operationally, we are in the process of obtaining bonding that will allow us to continue to operate the landfill as usual during the period of appeals, which may continue two years or longer. If the appeal is not successful, the landfill may become impaired and we may incur costs to relocate waste to another landfill and this matter could result in a charge of up to $25 million to our consolidated statement of operations.

Employment agreements —

We have entered into employment agreements with certain of our executive officers for renewable two-year periods. Under these agreements, in some circumstances, we may be obligated to pay an amount up to three times the sum of the targeted annual incentive compensation and base salary in the year in which the termination occurs.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, if an executive’s employment is terminated under certain circumstances, the executive may be entitled to continued medical, dental and/or vision coverage, continued vesting in his PARSAP awards, continued vesting in his restricted stock units and continued vesting and exercisability of the executive’s stock options, and continued coverage under our directors’ and officers’ liability insurance, among other matters. In addition, our executive officers and certain key members of management are entitled to retirement payments under a supplemental executive retirement plan.

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

At March 31, 2004 we had the following financial assurance instruments (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$738.6	$—	$—	$—	$738.6
Surety bonds	562.1	525.0	—	—	1,087.1
Trust deposits	75.2	—	—	—	75.2
Letters of Credit (1)	390.9	48.9	239.4	123.0	802.2

Total	$1,766.8	$573.9	$239.4	$123.0	$2,703.1

(1)	At March 31, 2004 these amounts were issued under the 2003 Revolver and the institutional letter of credit facility under our 2003 Credit Facility.

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

Guarantees —

We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that may become known in the future but that relate to our activities prior to the divestiture. As of March 31, 2004, we estimate the contingent obligations associated with these indemnifications to be de minimus.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have entered into agreements to guarantee to property owners the value of certain property that is adjacent to landfills. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees have been accounted for in accordance with SFAS No. 5, Accounting for Contingencies, in the consolidated financial statements. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FIN 45 and were not significant during first quarter 2004.

Contingencies —

We are currently under examination by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2002. A federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999 is complete with the exception of the matter discussed below.

Prior to our acquisition of BFI on July 30, 1999, BFI operating companies, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, contributed assets and existing environmental and self-insurance liabilities to six fully consolidated BFI risk management companies (RMCs) in exchange for stock representing a minority ownership interest in the RMCs. Subsequently, on July 9, 1999, the BFI operating companies sold that stock in the RMCs to third parties at fair market value which resulted in a capital loss of approximately $900 million for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received. The capital loss was claimed in the BFI tax return for the period from October 1, 1998 to July 30, 1999. On January 18, 2001, the Internal Revenue Service (IRS) designated this type of transaction and other similar transactions as a “potentially abusive tax shelter” under IRS regulations.

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

If the proposed disallowance is upheld, we estimate it could have a potential total cash impact of up to $310 million plus accrued interest through March 31, 2004 of approximately $54 million ($32 million net of tax benefit). We also received a notification from the IRS proposing a penalty of 40% of the additional income tax resulting from the disallowance. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.

If we are unable to resolve this matter with the Appeals Office of the IRS, we would expect to receive a notice of tax deficiency from the IRS. Upon receiving the notice, we would have the following options:

1.	File a petition for redetermination in Tax Court within 90 days. In this case, payments would not be required until the Tax Court renders its decision.

2.	Wait to receive a statement of amount due from the IRS and pay the amount due. The amount due would be based on the portion of the capital loss claimed during the BFI tax years ended September 30, 1996 through July 30, 1999. Additional amounts would be owed as the audits of the Company’s tax returns for calendar years 1999 and forward are completed.

3.	Pay the amount due as outlined in option 2 above, except, after paying the amount due, take appropriate steps to institute a suit in Federal District Court or the Federal Claims Court for a refund of the amounts paid.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The timing of any payments for any related state tax deficiencies will generally follow closely after the timing of any federal payments. Furthermore, at any point in time under any of the options outlined above, we can attempt to reach a settlement agreement with the IRS.

If we are unable to resolve this matter with the Appeals Office of the IRS, at that time a decision will be made as to which of the above options would be pursued. In any case, we continue to believe our position is well supported and we will vigorously contest the disallowance. An unfavorable result should have minimal impact on our consolidated results of operations as the tax and interest impact of a disallowance have been fully reserved on our consolidated balance sheet.

11. Segment Reporting

Our revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. We evaluate performance based on several factors, of which the primary financial measure is operating income before depreciation and amortization. Operating income before depreciation and amortization is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. Consistent with our decentralized operating structure, management uses operating income before depreciation and amortization in the evaluation of field operating performance as it represents operational cash flows and is a profit measure of components that are within the control of the operating units. The accounting policies of the business segments are the same as those described in the Organization and Summary of Significant Accounting Policies (See Note 1).

We manage our operations through four geographic operating segments: Eastern, Southern, Central and Western. Each area is responsible for managing several vertically integrated operations, which are comprised of regions. As a result of the divestiture activity in 2003 and in an effort to continue to align our operating structure in a manner that is consistent with optimal waste flow, we revised the boundaries that define our four geographic areas effective January 1, 2004. The total number of areas, regions and districts did not change. Results by segment have been restated for previous periods to reflect the change in organizational structure that was effective January 1, 2004.

The tables below reflect information relating to our continuing operations of our geographic operating segments for the three months ended March 31, 2004 and 2003 (in millions):

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
		Operating income		Operating income
		before depreciation		before depreciation
	Revenues	and amortization	Revenues	and amortization
Eastern	$339.5	$98.5	$324.5	$95.3
Southern	315.1	100.5	312.3	96.0
Central	304.8	96.8	294.4	98.6
Western	303.6	103.8	291.6	99.6

Total	$1,263.0	$399.6	$1,222.8	$389.5

The table below provides a reconciliation of our reportable segment revenues to the consolidated financial statements (in millions):

	Three Months Ended March 31,
	2004	2003
Total revenues for reportable segments	$1,263.0	$1,222.8
Other (1)	11.8	8.3

Total revenues per financial statements	$1,274.8	$1,231.1

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on an area basis.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provides a reconciliation of the primary measure of profitability for our reportable segments to income from continuing operations before income taxes and minority interest (in millions):

	Three Months Ended March 31,
	2004	2003
Total operating income before depreciation and amortization for reportable segments	$399.6	$389.5
Other (1)	(45.3)	(22.5)
Depreciation and amortization	133.1	127.2
Interest expense and other	212.0	191.6

Income from continuing operations before income taxes and minority interest	$9.2	$48.2

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on an area basis.

Amounts and percentages of our total revenue from continuing operations attributable to services provided (in millions):

	Three Months Ended March 31,
	2004	2003
Collection
Residential	$283.7	$278.4
Commercial	336.7	336.9
Roll-off (1)	280.9	275.2
Recycling	50.1	46.9

Total Collection	951.4	937.4
Disposal
Landfill	145.0	135.4
Transfer	93.1	89.1

Total Disposal	238.1	224.5
Recycling — Commodity	53.7	41.0
Other	31.6	28.2

Total Revenues	$1,274.8	$1,231.1

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles. Roll-off containers are generally uncovered containers that range in size from 20 to 40 cubic yards.

The revenues and operating income before depreciation and amortization reported as discontinued operations by geographic area are as follows (in millions):

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
	Revenues	Operating income (loss) before depreciation and amortization	Revenues	Operating income before depreciation and amortization
Eastern	$—	$(0.2)	$27.3	$5.6
Southern	8.1	0.4	47.3	8.5
Western	—	—	3.2	0.9

Total	$8.1	$0.2	$77.8	$15.0

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Condensed Consolidating Financial Statements

The 1998 Senior Notes, 1999 Notes, 2001 Senior Notes, 2002 Senior Notes, 2003 Senior Notes and the January 2004 Senior Notes issued by Allied Waste North America, Inc. (Allied NA), (our wholly owned subsidiary), and certain debt of BFI (all of which are no longer registered under the Securities Exchange Act of 1934) are guaranteed by us. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are Condensed Consolidating Balance Sheets as of March 31, 2004 and December 31, 2003 and the related Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2004 and 2003 of Allied Waste Industries, Inc. (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors). Effective March 30, 2004, we amended our 2003 Credit Facility which resulted in certain non-wholly owned guarantor subsidiaries becoming non-guarantors. Based on the structure of the senior notes and certain of BFI’s debt discussed above, this amendment affected the guarantee for this debt as well. All prior periods have been restated to reflect the change in guarantors.

CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	March 31, 2004
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$0.1	$2.3	$69.3	$2.7	$—	$74.4
Accounts receivable, net	—	—	586.3	52.2	—	638.5
Prepaid and other current assets	—	—	49.4	101.6	(57.4)	93.6
Deferred income taxes, net	—	—	74.9	5.9	—	80.8

Total current assets	0.1	2.3	779.9	162.4	(57.4)	887.3
Property and equipment, net	—	—	3,932.4	23.9	—	3,956.3
Goodwill, net	—	—	8,242.9	72.4	—	8,315.3
Investment in subsidiaries	3,186.1	13,475.1	364.9	—	(17,026.1)	—
Other assets, net	—	110.7	57.0	1,154.5	(1,094.2)	228.0

Total assets	$3,186.2	$13,588.1	$13,377.1	$1,413.2	$(18,177.7)	$13,386.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$18.1	$87.0	$—	$—	$105.1
Accounts payable	—	0.1	359.1	4.6	—	363.8
Accrued closure, post- closure and environmental costs	—	—	18.2	75.1	—	93.3
Accrued interest	—	175.5	70.5	0.2	(57.4)	188.8
Other accrued liabilities	39.7	21.2	57.1	197.0	—	315.0
Unearned revenue	—	—	223.3	3.3	—	226.6

Total current liabilities	39.7	214.9	815.2	280.2	(57.4)	1,292.6
Long-term debt, less current portion	—	6,822.1	842.8	138.6	—	7,803.5
Deferred income taxes	—	—	145.7	(9.9)	—	135.8
Accrued closure, post- closure and environmental costs	—	—	338.7	451.9	—	790.6
Due to/(from) parent	599.7	3,368.9	(3,784.6)	(184.0)	—	—
Other long-term obligations	16.7	22.1	1,816.2	79.7	(1,100.4)	834.3
Commitments and contingencies
Stockholders’ Equity	2,530.1	3,160.1	13,203.1	656.7	(17,019.9)	2,530.1

Total liabilities and stockholders’ equity	$3,186.2	$13,588.1	$13,377.1	$1,413.2	$(18,177.7)	$13,386.9

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	December 31, 2003
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$0.1	$3.2	$439.0	$2.4	$—	$444.7
Accounts receivable, net	—	—	552.6	98.7	—	651.3
Prepaid and other current assets	—	0.1	74.4	71.9	(37.6)	108.8
Deferred income taxes, net	—	—	74.9	5.9	—	80.8

Total current assets	0.1	3.3	1,140.9	178.9	(37.6)	1,285.6
Property and equipment, net	—	—	3,994.1	24.8	—	4,018.9
Goodwill, net	—	—	8,240.6	72.4	—	8,313.0
Investment in subsidiaries	2,974.4	13,682.9	353.4	—	(17,010.7)	—
Other assets, net	—	112.2	62.5	1,153.9	(1,085.2)	243.4

Total assets	$2,974.5	$13,798.4	$13,791.5	$1,430.0	$(18,133.5)	$13,860.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$243.2	$6.4	$—	$—	$249.6
Accounts payable	—	0.3	471.7	5.5	—	477.5
Accrued closure, post- closure and environmental costs	—	—	20.1	75.1	—	95.2
Accrued interest	—	153.5	58.0	0.2	(37.6)	174.1
Other accrued liabilities	58.8	18.9	86.1	188.8	—	352.6
Unearned revenue	—	—	215.5	3.3	—	218.8

Total current liabilities	58.8	415.9	857.8	272.9	(37.6)	1,567.8
Long-term debt, less current portion	—	6,915.5	922.7	146.3	—	7,984.5
Deferred income taxes	—	—	138.3	(9.8)	—	128.5
Accrued closure, post-closure and environmental costs	—	—	328.0	462.1	—	790.1
Due to/(from) parent	381.6	3,470.5	(3,682.6)	(169.5)	—	—
Other long-term obligations	16.4	46.5	1,815.1	84.7	(1,090.4)	872.3
Commitments and contingencies
Stockholders’ Equity	2,517.7	2,950.0	13,412.2	643.3	(17,005.5)	2,517.7

Total liabilities and stockholders’ equity	$2,974.5	$13,798.4	$13,791.5	$1,430.0	$(18,133.5)	$13,860.9

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Three Months Ended March 31, 2004
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,226.9	$47.9	$—	$1,274.8
Cost of operations	—	(0.3)	745.9	44.3	—	789.9
Selling, general and administrative expenses	9.4	—	118.5	2.7	—	130.6
Depreciation and amortization	—	—	131.7	1.4	—	133.1

Operating (loss) income	(9.4)	0.3	230.8	(0.5)	—	221.2
Equity in earnings of subsidiaries	2.5	(124.2)	(6.8)	—	128.5	—
Interest expense (income) and other	0.2	193.1	20.3	(1.6)	—	212.0
Intercompany interest expense (income)	(18.1)	8.7	29.5	(20.1)	—	—
Management fees	(1.2)	—	0.8	0.4	—	—

Income (loss) before income taxes	7.2	(77.3)	187.0	20.8	(128.5)	9.2
Income tax expense (benefit)	4.2	(80.6)	72.1	8.0	—	3.7
Minority interest	—	—	—	0.5	—	0.5

Net income (loss) from continuing operations	3.0	3.3	114.9	12.3	(128.5)	5.0
Discontinued operations, net of tax	—	—	(2.0)	—	—	(2.0)

Net income (loss)	3.0	3.3	112.9	12.3	(128.5)	3.0
Dividends on preferred stock	(5.4)	—	—	—	—	(5.4)

Net income (loss) available to common shareholders	$(2.4)	$3.3	$112.9	$12.3	$(128.5)	$(2.4)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Three Months Ended March 31, 2003
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,189.5	$41.6	$—	$1,231.1
Cost of operations	—	—	703.6	43.3	—	746.9
Selling, general and administrative expenses	3.1	0.1	112.2	1.8	—	117.2
Depreciation and amortization	—	—	126.2	1.0	—	127.2

Operating (loss) income	(3.1)	(0.1)	247.5	(4.5)	—	239.8
Equity in earnings of subsidiaries	(26.3)	(127.3)	(41.8)	—	195.4	—
Interest expense (income) and other	0.3	173.1	20.2	(2.0)	—	191.6
Intercompany interest expense (income)	(14.0)	(4.7)	37.9	(19.2)	—	—
Management fees	(1.3)	—	1.0	0.3	—	—

Income (loss) before income taxes	38.2	(41.2)	230.2	16.4	(195.4)	48.2
Income tax expense (benefit)	5.0	(67.4)	76.3	6.3	—	20.2
Minority interest	—	—	—	0.5	—	0.5

Net income from continuing operations	33.2	26.2	153.9	9.6	(195.4)	27.5
Discontinued operations, net of tax	—	—	5.7	—	—	5.7
Cumulative effect of change in accounting principle, net of tax	29.0	29.0	(6.3)	35.3	(58.0)	29.0

Net income	62.2	55.2	153.3	44.9	(253.4)	62.2
Dividends on preferred stock	(20.0)	—	—	—	—	(20.0)

Net income available to common shareholders	$42.2	$55.2	$153.3	$44.9	$(253.4)	$42.2

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Three Months March 31, 2004
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash provided by (used for) operating activities from continuing operations	$3.5	$419.3	$(354.1)	$(4.6)	$—	$64.1
Investing activities —
Proceed from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	15.8	—	—	15.8
Proceeds from sale of fixed assets	—	—	2.8	—	—	2.8
Capital expenditures, excluding acquisitions	—	—	(68.1)	(0.5)	—	(68.6)
Capitalized interest	—	—	(3.5)	—	—	(3.5)
Change in deferred acquisitions costs, notes receivable and other	—	—	(2.3)	—	—	(2.3)

Cash used for investing activities from continuing operations	—	—	(55.3)	(0.5)	—	(55.8)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	936.7	—	6.6	—	943.3
Repayments of long-term debt	—	(1,270.5)	(1.4)	(14.3)	—	(1,286.2)
Payments of preferred stock dividend	(5.4)	—	—	—	—	(5.4)
Change in disbursement account	—	—	(33.1)	—	—	(33.1)
Net proceeds from exercise of stock options and other, net	(3.5)	—	—	—	—	(3.5)
Intercompany between issuer and subsidiary	5.4	(86.4)	67.9	13.1	—	—

Cash (used for) provided by financing activities from continuing operations	(3.5)	(420.2)	33.4	5.4	—	(384.9)

Cash provided by discontinued operations	—	—	6.3	—	—	6.3

Increase (decrease) in cash and cash equivalents	—	(0.9)	(369.7)	0.3	—	(370.3)
Cash and cash equivalents, beginning of period	0.1	3.2	439.0	2.4	—	444.7

Cash and cash equivalents, end of period	$0.1	$2.3	$69.3	$2.7	$—	$74.4

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31, 2003
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash provided by (used for) operating activities from continuing operations	$(0.3)	$(170.8)	$271.7	$50.5	$—	$151.1
Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	(14.5)	—	—	(14.5)
Capital expenditures, excluding acquisitions	—	—	(77.1)	(2.9)	—	(80.0)
Capitalized interest	—	—	(3.4)	—	—	(3.4)
Proceeds from sale of fixed assets	—	—	2.8	—	—	2.8
Change in deferred acquisition costs, notes receivable and other	—	—	(4.3)	—	—	(4.3)

Cash used for investing activities from continuing operations	—	—	(96.5)	(2.9)	—	(99.4)

Financing activities —
Net proceeds from exercise of stock options and other, net	0.2	—	—	—	—	0.2
Change in disbursement account	—	—	1.2	—	—	1.2
Proceeds from long-term debt, net of issuance costs	—	359.1	147.7	—	—	506.8
Repayments of long-term debt	—	(508.5)	(159.6)	—	—	(668.1)
Intercompany between issuer and subsidiary	—	318.6	(270.9)	(47.7)	—	—

Cash provided by (used for) financing activities from continuing operations	0.3	169.2	(281.7)	(47.7)	—	(159.9)

Cash provided by discontinued operations	—	—	13.4	—	—	13.4

Increase (decrease) in cash and cash equivalents	—	(1.6)	(93.1)	(0.1)	—	(94.8)
Cash and cash equivalents, beginning of period	0.1	5.4	171.4	2.5	—	179.4

Cash and cash equivalents, end of period	$0.1	$3.8	$78.3	$2.4	$—	$84.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein. Please note that unless otherwise specifically indicated, discussion of our results relate to our continuing operations.

Executive Summary

Our business is characterized by a very stable customer base resulting in reasonably consistent cash flow generation. We provide the service of collection and disposal of non-hazardous solid waste, which is a very basic, industrial-type service to our customers that is essential to their needs. Competition is driven by local economic and demographic factors as well as fluctuations in capacity utilization, in both the collection and landfill business. We believe capacity utilization tends to ultimately impact pricing for our services through the economics of supply and demand. The order of magnitude for year over year price and volume changes over the past three years has been less than three percent to both the positive and negative. Customer service levels industry-wide are very high since the collection customer has a very low tolerance for poor service.

Our operating costs are largely predictable, commensurate with the stability of our customer base. Labor costs are the most significant of our total operating costs, consistent with our extensive workforce. The direct cost of disposing of waste at third-party sites is the next most significant of our total operating costs. Direct disposal costs excludes the disposal costs associated with collected waste which is disposed of at our own facilities; the costs thereof are included in individual landfill related operating cost line items. Our selling, general and administrative costs are also largely predictable since salaries and management incentive compensation represents the most significant of our selling, general and administrative costs.

We invest a large amount of capital to support the ongoing operations of our business. The timing of the capital expenditures will vary with the seasonality of our business, and specifically as it relates to landfill development which is sensitive to changes in weather. However, we have a certain amount of flexibility as to when and how we spend capital on these assets without materially impeding operations. Landfills are highly engineered, sophisticated facilities similar to civil works. Each year we invest capital at our 166 active landfills to ensure sufficient capacity to receive the waste volume we handle. In addition, we have approximately 13,500 collection vehicles and over 100,000 containers to serve our collection customers. They endure rough conditions each day and must be routinely replaced.

Cash flows in our business are for the most part predictable as a result of the nature of our customer base, operating costs and capital spending. As a result, our business is conducive to servicing a significant level of indebtedness. Knowing this, we have incurred debt to acquire the assets we own. We paid cash to acquire existing, predictable cash flow streams. This financial model should allow us over time to transfer the enterprise value of the company from debt holders to shareholders as we use our cash flow to repay debt. We, of course, need to prudently manage our debt depending on the varying economic and capital market conditions to avoid unnecessary risk. Over the next four to five years, if you consider our average annual cash flow generation of the last three years, we may approach a point where our credit ratios would allow us to avail the company of the economic benefits of a crossover investment grade company. As this occurs, we believe two things should happen. First, the relative cost of debt and interest expense should decline. Second, we should have the opportunity to choose the best use of our excess cash flow: further repay debt, pay a dividend, repurchase stock or reinvest in growing the size of our company. If opportunities arise to accelerate the de-leveraging process, we may take advantage of them as long as the opportunities have a positive effect on cash flows.

Results of operations. During first quarter 2004, we experienced internal growth in revenues from increases both in volumes and average price per unit. First quarter 2004 was the second consecutive quarter in which we experienced growth from positive year over year average price per unit and the fourth consecutive quarter of positive year over year total internal growth since the economic downtown began in 2001. Increases in volume and overall inflation have continued to increase our operating costs. During first quarter 2004, the internal growth in revenues offset these inflationary and volume based cost increases, however, costs incurred for the implementation of standards and best practices across the company and certain incentive compensation contributed to a decline in operating income. We expect to begin to see the benefits associated with our standards and best practices efforts offset implementation costs later in 2004.

Recent economic data has indicated positive trends and recovery in the overall economy. We believe the waste industry has lagged in seeing the improvement in operating results from an economic recovery. In the later part of 2003 and early 2004, we began to see improvement in both pricing and volume growth. However, consistent with our industry, we have not seen significant improvements and have not fully regained the ability to recover all increases in costs to substantially improve operating margins. We believe that a sustained economic recovery could drive greater volume growth, increase capacity utilization and therefore positively affect average per unit pricing. We anticipate that costs will continue to increase from normal inflation. In addition, we currently expect our insurance and financial assurance costs to continue to increase at a rate in excess of inflation. Over the next several years, we will continue to look internally for cost reduction opportunities to offset these cost increases.

Financing activities. We are committed to reducing debt. During the first quarter of 2004, we reduced our debt balance by $325.5 million to $7.9 billion through the application of cash on our balance sheet at December 31, 2003. Our cash balance decreased from $444.7 million to $74.4 million during first quarter 2004. We continue to de-lever the company and improve our debt to total capitalization, which decreased to 75.8% at March 31, 2004 from 76.6% at December 31, 2003. We also funded capital expenditures of $68.6 million, funded $55.5 million of premiums and issuance costs for financing transactions and received proceeds from net divestiture activity of $15.8 million.

During January through April 2004, we refinanced $1.9 billion of debt that was due in 2009, which enabled us to extend maturities to 2011, 2014 and 2034 and reduce the weighted average interest rate on these borrowings from 9% to approximately 6%. In connection with these refinancing activities, we paid in total approximately $150 million in premiums and debt issuance costs and charged approximately $143 million to interest expense and other for the premiums paid and the non-cash write-off of deferred financing costs. We continue to focus on maximizing cash flow to repay debt and to seek opportunities to create additional cash flow through the reduction in interest cost. During 2004, we may continue to address opportunities in the capital markets that enable us to extend some of our debt maturities and further reduce future interest costs and potentially fund future growth of our operations.

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

Revenues by Service Line (in millions):

	Three Months Ended March 31,
	2004	2003
Collection
Residential	$283.7	$278.4
Commercial	336.7	336.9
Roll-off (1)	280.9	275.2
Recycling	50.1	46.9

Total Collection	951.4	937.4
Disposal
Landfill (2)	145.0	135.4
Transfer	93.1	89.1

Total Disposal	238.1	224.5
Recycling — Commodity	53.7	41.0
Other	31.6	28.2

Total Revenues	$1,274.8	$1,231.1

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles. Roll-off containers are generally uncovered containers that range in size from 20 to 40 cubic yards.

(2)	Landfill revenues are presented net of landfill taxes.

We have organized our operations into four geographic areas. Our operations are not concentrated in any one geographic area. The following table shows our revenues by geographic area in total and as a percentage of total revenues.

Revenues by Area (1) (in millions, except percentages):

	Three Months Ended March 31,
	2004		2003
Eastern	$339.5	26.6%	$324.5	26.4%
Southern	315.1	24.7	312.3	25.4
Central	304.8	23.9	294.4	23.9
Western	303.6	23.8	291.6	23.7
Other (2)	11.8	1.0	8.3	0.6

Total revenues	$1,274.8	100.0%	$1,231.1	100.0%

(1)	See discussion in Note 11 to our consolidated financial statements.

(2)	Amounts relate primarily to our subsidiaries which provide services throughout the organization.

Operating Expenses. Cost of operations includes expenses related to labor, costs to dispose of waste at third-party disposal facilities, repairs and maintenance, costs of independent haulers transporting our waste to the disposal site, vehicle operating costs including fuel, landfill operating costs, safety and insurance, and other operating costs such as equipment and facility rent, utilities, environmental compliance and remediation. Landfill operating costs consist of landfill taxes, host community fees, landfill royalty payments, landfill site maintenance and other equipment operating expenses and accretion expense for capping, closure and post-closure monitoring liabilities. Reimbursement from third parties, primarily insurance carriers relating to environmental and remedial costs, are included in cost of operations as an offset to environmental expenses. In addition, gains or losses on sale of assets used in our operations are included in cost of operations.

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

Statement of Operations Data:

	Three Months Ended March 31,
	2004		2003
Revenues	$1,274.8	100.0%	$1,231.1	100.0%
Cost of operations	789.9	62.0	746.9	60.7
Selling, general and administrative expenses	130.6	10.2	117.2	9.5
Depreciation and amortization	133.1	10.5	127.2	10.3

Operating income	221.2	17.3	239.8	19.5
Interest expense and other	212.0	16.6	191.6	15.6

Income before income taxes	9.2	0.7	48.2	3.9
Income tax expense	3.7	0.3	20.2	1.7
Minority interest	0.5	0.0	0.5	0.0

Income from continuing operations	5.0	0.4	27.5	2.2
Discontinued operations, net	(2.0)	(0.2)	5.7	0.5
Cumulative effect of change in accounting principle, net of tax	—	—	29.0	2.4

Net income	3.0	0.2	62.2	5.1
Dividends on preferred stock	(5.4)	(0.4)	(20.0)	(1.6)

Net income (loss) available to common shareholders	$(2.4)	(0.2)%	$42.2	3.5%

Three Months Ended March 31, 2004 and 2003

Revenues. Revenues increased 3.6% in the first quarter of 2004 as compared to the same period in 2003. Following is a summary of the change in revenues (in millions):

Reported revenues for the three months ended March 31, 2003	$1,231.1
Core business internal growth (1)
Increase from average per unit price change	3.3
Increase from volume change	28.7
Net divested revenues (2)	(5.6)
Increase in commodity and other revenues	17.3

Reported revenues for the three months ended March 31, 2004	$1,274.8

(1)	Represents revenues from collection, transfer and landfill services on a same store basis.

(2)	Excludes amounts reclassified to discontinued operations.

The increase in core business revenues from average per unit price change was primarily in the transfer and collection businesses. Landfill average per unit price decreased slightly on a year over year basis. We experienced positive volume growth in collection, transfer and landfill business with an increase in same store landfill volumes of approximately 6% as the primary driver. The increase in landfill volumes was primarily attributable to special waste and construction and demolition waste. Commodity and other revenues increased primarily due to an increase in the average per unit price received for old corrugated cardboard and various grades of paper, our primary commodities, and an increase in processing fees associated with a recycling contract that began in February 2003. Commodity volumes slightly decreased when comparing 2004 to 2003, primarily due to the sale or closure of processing facilities during 2003.

Cost of Operations. Cost of operations increased 5.8% in the first quarter of 2004 as compared to the same period in 2003. The increase is primarily attributable to increases in costs associated with the increase in volumes (such as labor, landfill operating costs, transportation) and overall inflationary cost increases. Additionally, we continue to experience increases in the cost of insurance and financial assurance instruments in excess of inflation. These cost increases were partially offset by a decrease in third party disposal costs, which is consistent with the increase in our internalization rate from 72% in 2003 to 74% in 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 11.4% in the first quarter of 2004 as compared to the same period in 2003. The increase is primarily attributable to (i) $3.0 million increase in direct costs associated with efforts initiated in first quarter 2004 to implement standards and best practices across the company, (ii) $5.0 million increase in stock based incentive compensation cost, $3.5 million of which is related to a one-time cumulative adjustment for a change in vesting for certain restricted stock awards, and (iii) $2.0 million increase in professional fees for incremental costs associated with increasing corporate governance regulations.

Depreciation and Amortization. Depreciation and amortization increased 4.6% in the first quarter of 2004 as compared to the same period in 2003. The increase is attributable to an increase in total landfill volumes of approximately 6%.

Interest Expense and Other. Interest expense and other increased by 10.6% in the first quarter of 2004 as compared to the same period in 2003. Following are the components of interest expense and other (in millions):

	For the Three Months Ended March 31,
	2004	2003
Interest Expense and Other —
Interest expense, gross	$162.4	$175.8
Cash settlement on non-hedge accounting interest rate swap contracts	8.3	13.4
Interest income	(1.8)	(0.8)
Interest capitalized for development projects	(3.5)	(3.4)
Accretion of debt and amortization of debt issuance costs	6.6	9.5
Non-cash gain on non-hedge accounting interest rate swap contracts	(17.0)	(9.9)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	4.7	6.9
Costs incurred to early extinguish debt	52.5	1.7
Interest expense allocated to discontinued operations	(0.2)	(1.6)

Interest expense and other from continuing operations	$212.0	$191.6

The decrease in interest expense, gross and cash settlement on non-hedge accounting interest rate swap contracts is primarily attributable to our continued debt repayment, reduction in our average interest rate through opportunistic refinancing transactions and the maturing of higher rate interest rate swap contracts. The costs incurred to early extinguish debt relates to approximately $40.7 million of premiums paid and $11.8 million of the non-cash write off deferred financing costs associated with the repurchase of senior subordinated notes and the redemption of $825 million of 7.875% senior notes, both of which were due in 2009.

Discontinued Operations. For the first quarter of 2004, discontinued operations included a net after tax loss of approximately $1.8 million ($2.4 million pretax gain) for the divestiture of certain operations in Florida. There were no divestitures recorded in discontinued operations during first quarter 2003. Cumulative Effect of Change in Accounting Principle. In 2003, upon adoption of SFAS 143, Accounting for Asset Retirement Obligations, we recorded a cumulative effect of change in accounting principle of $29.0 million, net of income tax expense of $19.4 million.

Dividends on Preferred Stock. Dividends on preferred stock were $5.4 million and $20.0 million for the first quarter of 2004 and 2003, respectively. Dividends on preferred stock decreased by 73% in 2004. In April 2003, we issued Series C Mandatory Convertible Preferred Stock with 6.25% dividends payable in cash. Dividends in 2003 represent a non-cash 6.5% liquidation preference on our Series A Senior Convertible Preferred Stock. In December 2003, we completed the exchange of the Series A Preferred Stock to common stock, which included the cumulative dividends that had been accrued.

Liquidity and Capital Resources

We meet operational liquidity needs with operating cash flow. Our primary liquidity and capital needs are capital expenditures for vehicles, containers and landfill development, debt service costs, scheduled debt maturities and capping, closure, post-closure and environmental expenditures. We have historically generated reasonably stable operating cash flows.

When we cannot meet our liquidity needs with operating cash flow, we meet those needs with borrowings under our revolving credit facility. At March 31, 2004, we had no amounts drawn under our revolving credit facility. We have a $1.5 billion commitment until 2008 under our revolving credit facility, which we believe is adequate to meet our liquidity needs. At March 31, 2004, we had $603.8 million in letters of credit drawn on the revolving credit facility, leaving $896.2 million of availability. Additionally, we have a $200 million commitment until 2008 under our institutional letter of credit facility to supplement our revolving credit facility to meet letter of credit requirements, all of which was used at March 31, 2004.

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

Following is a summary of the primary sources and uses of cash during the first quarter of 2004 (in millions):

Sources of cash
Cash provided by continuing operations	$64.1
Decrease in cash balance	370.3
Net proceeds from divestitures, net of acquisitions	15.8
Proceeds from the sale of fixed assets	2.8

Total	$453.0

Uses of cash
Capital expenditures	$68.6
Debt repayments, net of debt proceeds	328.1
Debt issuance costs	14.8
Payment of preferred stock cash dividends	5.4
Decrease in disbursement account	33.1
Other non-operating net cash outflows	3.0

Total	$453.0

Following is a summary of the primary sources and uses of cash during the first quarter of 2003 (in millions):

Sources of cash
Cash provided by continuing operations	$151.1
Decrease in cash balance	94.8
Proceeds from the sale of fixed assets	2.8
Other non-operating net cash inflows	7.1

Total	$255.8

Uses of cash
Capital expenditures	$80.0
Debt repayments, net of debt proceeds	159.6
Cost of acquisitions, net of divestitures proceeds	14.5
Debt issuance costs	1.7

Total	$255.8

Cash provided by continuing operations decreased by 57.6% during the first quarter of 2004. The decrease in cash provided by continuing operations when comparing the quarter ended March 31, 2004 to the same period in 2003 is primarily due to the payment of $40.7 million of premiums for refinancing transactions in 2004 and a reduction in working capital of $54.5 million that was primarily attributable to the timing of payment of capital and other operating expenditures.

2004 Financing Transactions

The following transactions were completed during the first quarter of 2004:

We repaid our $225 million 7.375% senior notes due 2004 on January 2, 2004 with our cash balance at December 31, 2003 that was generated from cash flow from operations and divestiture proceeds.

We issued $400 million of 5.75% senior notes due 2011 and $425 million of 6.125% senior notes due 2014. We used the proceeds from the sale of these notes to redeem $825 million of our 7.875% senior notes due 2009 at a redemption price of 103.9375%. This transaction extended the maturity of $825 million from 2009 to 2011 and 2014 and reduced interest costs by approximately $14 million annually.

We repurchased $93.9 million of our 10% senior subordinated notes using the remaining proceeds from the $350 million 6.5% senior notes issued in November 2003.

We amended our 2003 Credit Facility to increase our flexibility to fund a $1 billion tender offer of our senior subordinated notes due 2009 and to permit us to incur additional indebtedness and apply the proceeds of such indebtedness to the repayment of the Senior Subordinated Notes. In addition, the amendment resulted in certain guarantor subsidiaries becoming non-guarantors.

The following transactions were completed subsequent to March 31, 2004:

In April 2004, we funded a new $150 million Term Loan D due 2010 priced at LIBOR plus 250 basis points under the 2003 Credit Agreement. We used the proceeds from the Term Loan D, along with proceeds from the following transactions, to repurchase $1 billion of our 10% senior subordinated notes through the completion of a tender offer:

•	$400 million of 7.375% senior unsecured notes due 2014,

•	$275 million of 6.375% senior notes due 2011, and

•	$230 million of 4.25% senior subordinated convertible debentures due 2034.

In May 2004, we redeemed the remaining $50 million of the $875 million 7.875% senior notes due 2009 at a redemption price of 103.9375%. We funded the redemption, including the premium, with borrowings under the 2003 Revolver.

In connection with the 2004 financing transactions discussed above, we paid premiums and issuance costs of approximately $150 million ($55 million in first quarter and $95 million in second quarter) and recorded a charge to interest expense and other of approximately $143 million ($53 million in first quarter and $90 million in second quarter) for premiums paid and the non-cash write-off of deferred financing costs.

Financing Plan

We are a highly leveraged company with $7.9 billion of outstanding debt at March 31, 2004. The vast majority of our debt was incurred to acquire solid waste companies during the past 10 years. We incurred and assumed over $11 billion of debt to acquire BFI in 1999. Since the acquisition of BFI, we have repaid debt with cash flow from operations, asset sales and the issuance of equity. We intend to continue to reduce our debt balance until we reach credit ratios that we believe will allow us to benefit from an investment grade-like cost of capital. We believe those benefits will be realized when the following ratios approach the indicated ranges:

•	Debt to EBITDA between 3.5:1 and 3.0:1

•	EBITDA to Interest between 3.0:1 and 3.5:1

•	Debt to Book Value Market Capitalization between 60% and 65%

We are unable to predict or forecast which debt rating will be assigned by the rating agencies, or when new ratings will be assigned by them. We believe that as we move towards these ratios, when compared to today, we will have additional opportunities to reduce our cost of capital below our current level, provide opportunities to increase liquidity, and allow more flexibility in deciding the most appropriate use of our cash flow.

Between now and then, we will continue to maximize operating cash flows to facilitate repayment of our scheduled debt maturities and opportunistically reduce interest costs through refinancing transactions to the extent economically beneficial as evidenced by the refinancing of $1 billion 10% senior subordinated notes due 2009 and the other financing transactions completed in 2003 and 2004. Because of the stability of our cash flows, we believe that over the next three years we should generate a similar amount of cash flow from operations after funding capital expenditures to be used to repay debt as we have experienced historically. In the future, we expect to continue to acquire operations that strengthen existing markets and increase vertical integration. In addition, we will continue to evaluate the performance and divest of operations that do not maximize operating efficiencies.

We anticipate meeting our debt repayment requirements for each year from 2004 to 2007 through cash flows from operations. We may continue to seek opportunities to extend our maturities in the future with actions that are economically beneficial. We believe we have several alternatives available to us that will allow us to extend maturities of our debt portfolio or retire debt. The potential alternatives include continued application of cash flow from operations, asset sales and capital markets transactions. Capital markets transactions could include issuance of debt with longer-term maturities, issuance of equity, or a combination of both. There is no assurance that in the future we will be able to (i) consummate transactions in the capital markets on commercially reasonable terms, or at all, (ii) sell assets or (iii) generate annual cash flows to repay debt.

Contractual Obligations

The following table provides additional maturity detail of our long-term debt obligations at March 31, 2004 (in millions):

Debt	2004	2005	2006	2007	2008	2009	Thereafter	Total
Revolving Credit Facility (A):	$—	$—	$—	$—	$—	$—	$—	$—
Term Loan B due 2010	15.0	15.0	15.0	15.0	15.0	15.0	1,095.0	1,185.0
Term Loan C due 2010	3.1	3.1	3.1	3.1	3.1	3.1	231.4	250.0
Receivables secured loan	—	—	—	—	138.6	—	—	138.6
7.875% BFI Senior notes	—	69.5	—	—	—	—	—	69.5
7.625% Senior notes	—	—	600.0	—	—	—	—	600.0
8.875% Senior notes	—	—	—	—	600.0	—	—	600.0
8.50% Senior notes	—	—	—	—	750.0	—	—	750.0
6.375% BFI Senior notes	—	—	—	—	161.2	—	—	161.2
7.875% Senior notes due 2009(B)	—	—	—	—	—	50.0	—	50.0
7.875% Senior notes due 2013	—	—	—	—	—	—	450.0	450.0
6.50% Senior notes due 2010	—	—	—	—	—	—	350.0	350.0
10.00% Senior sub notes due 2009 (C)	—	—	—	—	—	1,400.0	—	1,400.0
5.75% Senior notes due 2011	—	—	—	—	—	—	400.0	400.0
6.125% Senior notes due 2014	—	—	—	—	—	—	425.0	425.0
9.25% Senior notes due 2012	—	—	—	—	—	—	375.0	375.0
9.25% BFI debentures due 2021	—	—	—	—	—	—	99.5	99.5
7.40% BFI debentures due 2035	—	—	—	—	—	—	360.0	360.0
Other debt	5.2	16.5	6.5	1.0	0.5	0.6	301.3	331.6

Total principal due	$23.3	$104.1	$624.6	$19.1	$1,668.4	$1,468.7	$4,087.2	$7,995.4
Discount, net								(86.8)

Total debt balance								$7,908.6

(A)	At March 31, 2004, under our 2003 Credit Facility, we had a revolver capacity commitment of $1.5 billion with no balance outstanding and $603.8 million of letters of credit outstanding, providing us remaining availability of $896.2 million. In addition, we had an institutional letter of credit facility of $200 million available under the 2003 Credit Facility, all of which was used for letters of credit outstanding. On April 2, 2004, we funded Term Loan D under our 2003 Credit Facility in the amount of $150.0 million, the proceeds of which were used to repurchase our 10% senior subordinated notes due 2009.

(B)	In May 2004, we redeemed these notes at a redemption price of 103.9375%. We funded the redemption, including the premium, from additional borrowings under our revolving credit facility.

(C)	On April 20, 2004, we repurchased $1 billion of these notes through the completion of a tender offer. We used the proceeds from the completion of the following April 2004 transactions to fund the repurchase:

•	$150.0 million of additional term loan borrowings (discussed in footnote (A) above),

•	$400.0 million of 7.375% senior unsecured notes due 2014,

•	$275.0 million of 6.375% senior notes due 2011, and

•	$230.0 million of 4.25% senior subordinated convertible debentures due 2034.

We used additional borrowings under our revolving credit facility to pay all premiums on the repurchase and issuance costs.

Debt Covenants. At March 31, 2004, we were in compliance with all financial covenants under our 2003 Credit Facility and our indentures. At March 31, 2004, Total Debt/EBITDA(1) ratio, as defined by the 2003 Credit Facility, was 4.93:1 and our EBITDA(1)/Interest ratio was 2.08:1. We are not subject to any minimum net worth covenants and we have no credit rating triggers.

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

Commitments and Contingencies

For a description of our commitments and contingencies, see Note 10 to our consolidated financial statements included under Item 1 of this form 10-Q.

Critical Accounting Judgments and Estimates

We identified and discussed our critical accounting judgments and estimates in our Annual Report on Form 10-K for the year ended December 31, 2003. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the judgment or estimate is made. Actual results may differ significantly from estimates under different assumptions or conditions.

New Accounting Standards

For a description of the new accounting standards that affect us, see Note 1 to our consolidated financial statements included under Item 1 of this Form 10-Q.

Disclosure Regarding Forward Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Forward Looking Statements). All statements, other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Examples of these Forward Looking Statements include, among others, statements regarding:

•	our business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, including our market-specific acquisitions and divestitures;

•	our ability to obtain financing, refinance existing debt, reduce interest cost, accelerate our de-leveraging process, and to extend debt maturities;

•	the adequacy of our operating cash flow and revolving credit facility to make payments on our indebtedness and fund other liquidity needs;

•	our ability to generate cash flows from operations after funding capital expenditures at similar levels as what we generated over the last three years;

•	our ability to increase revenue growth and internal growth by increasing volumes collected and disposed and by increasing the rates for the services we provide;

•	our ability to pay cash dividends in the future;

•	our expectation that we may become an investment grade investment in the future;

•	our ability to achieve credit ratios that would allow us to receive benefits of a cross over investment grade company and/or investment grade-like cost of capital;

•	our estimates of future expenses, including amortization expense;

•	our ability to achieve cost reductions in the future;

•	our ability to recognize benefits associated with our standards and best practices efforts later in 2004 and the extent to which such benefits will offset implementation costs;

•	our estimates of future annual interest cost reductions;

•	our ability to perform our obligations under financial assurance contracts and our expectation that financial assurance contracts will not materially increase;

•	underlying assumptions including internal growth as well as general economic and financial market conditions;

•	our expectation that our casualty, property or environmental claims or other contingencies will not have a material effect on our operations;

•	our estimate of federal and state income taxes and penalties required to be paid if we do not prevail in our appeal of the IRS’ disallowance of capital losses related to BFI; and

•	our belief that the costs of settlements or judgments arising from litigation and the effects of settlements or judgments on our consolidated liquidity, financial position or results of operation will not be material.

These Forward-Looking Statements involve risks and uncertainties which could cause actual results to differ materially including, without limitation: (1) weakness in the U.S. economy in 2003 may cause a decline in the demand for our services (particularly in the commercial and industrial sectors), a decline in the price of commodities sold by us, increased competitive pressure on pricing and generally make it more difficult for us to predict economic trends; (2) we may be impeded in the successful integration of acquired businesses and its market development efforts, which may cause significant increases in our waste disposal expenses; (3) we may be unsuccessful in achieving greater aggregate revenues from price increases; (4) a change in interest rates or a reduction in the Company’s cash flow could impair our ability to service and reduce our debt obligations; (5) volatility in interest rates may, among other things, affect earnings due to possible mark to market changes on certain interest rate hedges; (6) divestitures by us may not raise funds exceeding financing needed for acquisitions or may not occur at all; (7) severe weather conditions could impair our operating results; (8) the covenants in our credit facilities and indentures may limit our ability to operate our business; (9) we could be unable to obtain required permits; (10) we may be unable to raise additional capital to meet our operational needs; (11) increases in post-closure costs could result in an increase in our operating costs; (12) we may be unable to obtain financial assurances; (13) the loss of services of any members of senior management may affect our operating abilities; (14) government regulations may increase the cost of doing business; (15) potential liabilities, including the outcome of litigation brought by government agencies, liabilities associated with our acquisitions and hazardous substance and environmental liabilities could increase costs; (16) potential increases in commodity, insurance and fuel prices may make it more expensive to operate our business; (17) union initiated work stoppages may increase our operating costs or disrupt our operations; and (18) a change in accounting estimate or judgment could have a material adverse effect on our operating results.

Other factors which could materially affect the Forward-Looking Statements in this Form 10-Q can be found in our periodic reports filed with the Securities and Exchange Commission, including risk factors detailed in Management’s Discussion and Analysis in our Form 10-K for the year ended December 31, 2003. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the Forward-Looking Statements and are cautioned not to place undue reliance on such Forward-Looking Statements. The Forward-Looking Statements made herein are only made as of the date of this quarterly report on Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Note 5 “Long-term Debt” and Note 6 “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for the year ended December 31, 2003 in our Annual Report on Form 10-K and Notes 4 and 5 in this Form 10-Q.

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

Changes in Internal Control over Financial Reporting. As discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, senior management determined in early 2004 that the contracts related to an August 2003 acquisition and divestiture transaction with Waste Industries, Inc. reflected pricing that exceeded our original transaction terms. As a result, during the first quarter of 2004, related to acquisition and divestiture transactions, we reinforced our existing procedures and added some additional control points. The improvements include the establishment of an individual who will ensure that all approvals have been received before any transaction is concluded, formalizing procedures for the evaluation of simultaneous buy and sell transactions and training of employees that participate in the acquisition and divestiture process.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

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

There are no material developments in any of the other legal proceedings reported in our Form 10-K filed with the SEC on March 15, 2004.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits —

10.1*	Executive Employment Agreement between the Company and Thomas H. Van Weelden effective January 1, 2004.

10.2*	Executive Employment Agreement between the Company and Donald W. Slager effective January 1, 2004.

10.3*	Executive Employment Agreement between the Company and Peter S. Hathaway effective January 1, 2004.

10.4*	Executive Employment Agreement between the Company and Steven M. Helm effective January 1, 2004.

10.5*	Long-Term Incentive Plan effective January 1, 2004.

10.6*	Third Amendment to the 1991 Incentive Stock Plan effective February 5, 2004.

10.7*	Fourth Amendment to the 1991 Incentive Stock Plan effective February 5, 2004.

10.8*	Amended and Restated 1991 Incentive Stock Plan effective February 5, 2004.

10.9*	Executive Deferred Compensation Plan effective February 5, 2004.

10.10*	Supplemental Executive Retirement Plan effective August 1, 2003.

10.11*	Amendment to the 1993 Incentive Stock Plan – 2004-1, effective February 5, 2004.

10.12*	Amendment to the 1993 Incentive Stock Plan – 2004-2, effective February 5, 2004.

10.13*	Restated 1993 Incentive Stock Plan effective February 5, 2004.

10.14*	Amendment to the 1994 Incentive Stock Plan – 2004-1, effective February 5, 2004.

10.15*	Amendment to the 1994 Incentive Stock Plan – 2004-2, effective February 5, 2004.

10.16*	Restated 1994 Incentive Stock Plan effective February 5, 2004.

10.17*	Restated 1994 Non-Employee Director Stock Plan effective February 5, 2004.

10.18*	Indemnification Agreement – Employees (Specimen Agreement with List of Covered Persons)

10.19*	Indemnification Agreement – Non-Employee Directors (Specimen Agreement with List of Covered Persons)

10.20*	Registration Rights Agreement, dated as of April 20, 2004, by and among the Company, the Guarantors and the initial purchasers, relating to $275 million aggregate principal amount of 6-3/8% Senior Notes due 2011.

10.21*	Registration Rights Agreement, dated as of April 20, 2004, by and among the Company, the Guarantors and the initial purchasers, relating to $400 million aggregate principal amount of 7-3/8% Senior Notes due 2014.

10.22*	Fourteenth Supplemental Indenture governing the 7-3/8% Series A Senior Notes due 2014, dated April 20, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee.

10.23*	Fifteenth Supplemental Indenture governing the 6-3/8% Series A Senior Notes due 2011, dated April 20, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee.

10.24*	Indenture, dated as of April 20, 2004, among Allied Waste Industries, Inc., and U.S. Bank Trust National Association, as Trustee, regarding the 4-1/4% Senior Subordinated Convertible Debentures due 2034 of Allied Waste Industries, Inc.

10.25	Third Amendment and Restatement, dated March 30, 2004, to the Credit Agreement, dated as of July 21, 1999, as amended and restated as of August 20, 2003, and further amended and restated as of November 20, 2003. Exhibit 99.1 to Allied’s Current Report on Form 8-K dated April 15, 2004 is incorporated herein by reference.

31.1*	Section 302 Certification of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer

31.2*	Section 302 Certification of Peter S. Hathaway, Executive Vice President and Chief Financial Officer

32*	Certification Pursuant to 18 U.S.C.§1350 of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer

* Filed herewith.

     (b) Reports on Form 8-K during the Quarter Ended March 31, 2004 —

February 10, 2004	Our current report on Form 8-K to announce the financial results for the fourth quarter and year ended December 31, 2003.

January 21, 2004	Our current report on Form 8-K to file under Item 7 revised and updated historical information previously filed in our 2002 Annual Report on Form 10-K to primarily reclassify the reported results of discontinued operations from continuing operations.

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

     Date: May 6, 2004