Form 10-Q
period 2004-06-30
ALLIED WASTE INDUSTRIES INC
filed 2004-08-05
CIK 848865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

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

Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes [X] No [  ]

     Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding as of July 27, 2004
Common Stock	318,199,791

ALLIED WASTE INDUSTRIES, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

ALLIED WASTE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current Assets –
Cash and cash equivalents	$42.0	$444.7
Accounts receivable, net of allowance of $20.1 and $22.4	687.4	651.3
Prepaid and other current assets	89.4	108.8
Deferred income taxes, net	80.8	80.8

Total current assets	899.6	1,285.6
Property and equipment, net	3,959.2	4,018.9
Goodwill	8,315.9	8,313.0
Other assets, net	211.4	243.4

Total assets	$13,386.1	$13,860.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$246.6	$249.6
Accounts payable	440.9	477.5
Current portion of accrued capping, closure, post-closure and environmental costs	93.5	95.2
Accrued interest	147.6	174.1
Other accrued liabilities	336.1	352.6
Unearned revenue	224.9	218.8

Total current liabilities	1,489.6	1,567.8
Long-term debt, less current portion	7,625.5	7,984.5
Deferred income taxes	123.2	128.5
Accrued capping, closure, post-closure and environmental costs, less current portion	799.3	790.1
Other long-term obligations	820.9	872.3
Stockholders’ Equity —
Series C senior mandatory convertible preferred stock, $0.10 par value, 6.9 million shares authorized, issued and outstanding, liquidation preference of $50.00 per share, net of $12 million of issuance costs	333.1	333.1
Common stock; $0.01 par value; 525 million authorized shares; 317.2 million and 320.1 million shares issued and outstanding	3.2	3.2
Additional paid-in capital	2,325.3	2,318.5
Accumulated other comprehensive loss	(79.2)	(94.5)
Retained deficit	(54.8)	(42.6)

Total stockholders’ equity	2,527.6	2,517.7

Total liabilities and stockholders’ equity	$13,386.1	$13,860.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

ALLIED WASTE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts, unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Revenues	$2,637.1	$2,573.6	$1,362.3	$1,342.5
Cost of operations	1,629.4	1,563.3	839.5	816.4
Selling, general and administrative expenses	264.6	235.0	134.0	117.8
Depreciation and amortization	278.5	265.5	145.4	138.3

Operating income	464.6	509.8	243.4	270.0
Interest expense and other	471.4	426.5	259.4	234.9

Income (loss) before income taxes	(6.8)	83.3	(16.0)	35.1
Income tax expense (benefit)	(3.7)	35.8	(7.4)	15.6
Minority interest	1.3	0.9	0.8	0.4

Net income (loss) from continuing operations	(4.4)	46.6	(9.4)	19.1
Income (loss) from discontinued operations, net of tax	(7.8)	17.5	(5.8)	11.8
Cumulative effect of change in accounting principle, net of tax	—	29.0	—	—

Net income (loss)	(12.2)	93.1	(15.2)	30.9
Dividends on preferred stock	(10.8)	(45.3)	(5.4)	(25.3)

Net income (loss) available to common shareholders	$(23.0)	$47.8	$(20.6)	$5.6

Basic EPS:
Continuing operations	$(0.05)	$0.00	$(0.05)	$(0.03)
Discontinued operations	(0.02)	0.09	(0.02)	0.06
Cumulative effect of change in accounting principle	—	0.15	—	—

Net income (loss) available to common shareholders	$(0.07)	$0.24	$(0.07)	$0.03

Weighted average common shares	314.4	195.8	314.6	201.4

Diluted EPS:
Continuing operations	$(0.05)	$0.00	$(0.05)	$(0.03)
Discontinued operations	(0.02)	0.09	(0.02)	0.06
Cumulative effect of change in accounting principle	—	0.15	—	—

Net income (loss) available to common shareholders	$(0.07)	$0.24	$(0.07)	$0.03

Weighted average common and common equivalent shares	314.4	199.1	314.6	201.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIED WASTE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities –
Net income (loss)	$(12.2)	$93.1
Discontinued operations, net of tax	7.8	(17.5)
Adjustments to reconcile net income (loss) to cash provided by operating activities from continuing operations –
Provisions for:
Depreciation and amortization	278.5	265.5
Doubtful accounts	6.9	9.1
Accretion of debt and amortization of debt issuance costs	13.8	18.0
Deferred income tax expense (benefit)	(18.1)	22.1
Gain on sale of fixed assets	(4.7)	(0.3)
Non-cash reduction in acquisition accruals	(7.7)	(8.5)
Non-cash gain on non-hedge accounting interest rate swap contracts, net	(6.6)	(21.1)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	6.7	12.3
Write-off of deferred debt issuance costs	24.8	53.7
Cumulative effect of change in accounting principle, net of tax	—	(29.0)
Change in operating assets and liabilities, excluding the effects of purchase acquisitions–
Accounts receivable, prepaid expenses, inventories and other	(60.7)	(61.2)
Accounts payable, accrued liabilities, unearned revenue, and other	(39.2)	25.9
Capping, closure and post-closure accretion	23.9	22.1
Capping, closure, post-closure and environmental expenditures	(28.8)	(25.5)

Cash provided by operating activities from continuing operations	184.4	358.7

Investing activities –
Cost of acquisitions, net of cash acquired	(6.0)	(33.5)
Proceeds from divestitures, net of cash divested	46.8	47.6
Proceeds from sale of fixed assets	5.8	11.5
Capital expenditures, excluding acquisitions	(201.9)	(214.1)
Capitalized interest	(6.6)	(7.2)
Change in deferred acquisition costs, notes receivable and other, net	7.9	(8.5)

Cash used for investing activities from continuing operations	(154.0)	(204.2)

Financing activities –
Net proceeds from sale of Series C Preferred Stock	—	333.1
Proceeds from long-term debt, net of issuance costs	2,288.0	2,439.8
Payments of long-term debt	(2,687.7)	(3,161.7)
Payments of preferred stock dividend	(10.8)	—
Change in disbursement account	(30.5)	4.7
Net proceeds from sale of common stock, exercise of stock options and other, net	2.6	95.6

Cash used for financing activities from continuing operations	(438.4)	(288.5)

Cash provided by discontinued operations	5.3	20.3

Decrease in cash and cash equivalents	(402.7)	(113.7)
Cash and cash equivalents, beginning of period	444.7	179.4

Cash and cash equivalents, end of period	$42.0	$65.7

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

The Consolidated Financial Statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The December 31, 2003 balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Consolidated Balance Sheet as of December 31, 2003 and the unaudited interim Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We believe that the presentations and disclosures herein are adequate when read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2003 and our current report on Form 8-K filed on May 10, 2004. The Consolidated Financial Statements as of June 30, 2004, and for the six and three months ended June 30, 2004 and 2003 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

Operating results for interim periods are not necessarily indicative of the results for full years. These Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2003 and the related notes thereto included in our current report on Form 8-K filed on May 10, 2004.

For the description of our significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 2003 in our current report on Form 8-K filed on May 10, 2004.

Discontinued operations —

Certain operations that were divested in 2003 and 2004 are reflected as discontinued operations in the accompanying financial statements. During 2003, we sold discontinued operations in South Carolina, Georgia, Colorado, New Jersey, Virginia and Florida for net proceeds of approximately $250.0 million. During the first six months of 2004, we sold discontinued operations in Florida for net proceeds of approximately $41.7 million. All proceeds were used to repay debt. Prior period results of these operations sold during 2003 and 2004 have been reclassified to discontinued operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The divestitures that are included in discontinued operations that were completed in 2004 were held for sale at December 31, 2003. A summary of the assets held for sale and discontinued operations on the consolidated balance sheets at December 31, 2003 are as follows (in millions):

December 31, 2003
Accounts receivable, net	$4.1
Other current assets	2.4
Property and equipment, net	9.2
Other long-term assets	28.6

Total assets	$44.3

Current liabilities	$3.8

Total liabilities	$3.8

Amounts related to assets held for sale on the balance sheet are included in other current assets, other long-term assets and other accrued liabilities. There were no assets held for sale at June 30, 2004.

Results of operations for the discontinued operations were as follows (in millions):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Revenues	$13.3	$156.7	$5.2	$78.9

Income (loss) before tax	$(0.8)	$21.1	$(0.3)	$12.0
Gain (loss) on divestiture	3.8	(23.4)	1.4	(23.4)
Income tax expense (benefit)	10.8	(19.6)	6.9	(23.2)
Cumulative effect of change in accounting principle, net of tax	—	0.2	—	—

Discontinued operations, net of tax	$(7.8)	$17.5	$(5.8)	$11.8

The assets held for sale, including goodwill, are presented at the lower of carrying or fair value. Fair value is based on the actual or anticipated sales price. Included in the results for discontinued operations for the six and three months ended June 30, 2004 is a gain of approximately $1.8 million ($8.5 million loss, net of tax) and a loss of approximately $0.5 million ($6.8 million loss, net of tax) for the assets, including goodwill, divested during the period. A portion of the goodwill allocated to the operations sold was non-deductible for tax purposes. Also included in the results for discontinued operations for the three months ended June 30, 2004 is a gain of $1.9 million ($1.1 million gain, net of tax) primarily as a result of purchase price adjustments. Included in the results for the six and three months ended June 30, 2003 is a loss of $23.4 million ($4.6 million gain after a $28.0 million tax benefit) reflecting the adjustment to sales price. Certain of the operations divested in 2003 were pursuant to a stock sale agreement. We had additional tax basis in the stock of these operations, which previously could not be recognized under SFAS 109, Accounting for Income Taxes. The divestitures and expected utilization of the resulting capital loss for tax purposes allowed us to record a tax benefit.

In accordance with Emerging Issues Task Force Issue No. 87-24, Allocation of Interest to Discontinued Operations, we allocate interest to discontinued operations based on a ratio of net assets to be sold or sold to the sum of consolidated net assets plus (EITF) consolidated debt. We do not allocate interest on debt that is directly attributable to other operations outside of the discontinued operations. For the six and three months ended June 30, 2004, we allocated $0.4 million and $0.2 million, respectively, of interest expense to discontinued operations. We allocated $3.2 million and $1.6 million, respectively, of interest expense to discontinued operations for the six and three months June 30, 2003.

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

During the six and three months ended June 30, 2004 and 2003, we incurred gross interest expense (including payments under interest rate swap contracts) of $319.1 million, $372.3 million, $148.6 million and $184.7 million of which $6.6 million, $7.2 million, $3.1 million and $3.8 million was capitalized.

Statements of cash flows —

The supplemental cash flow disclosures and non-cash transactions for the six months ended June 30, 2004 and 2003 are as follows (in millions):

	2004	2003
Supplemental Disclosures -
Interest paid (net of amounts capitalized)	$338.6	$358.7
Income taxes paid, net of (refunds)	35.7	12.6
Non-Cash Transactions -
Liabilities incurred or assumed in acquisitions	$3.6	$2.7
Capital lease obligations incurred	0.5	0.7
Dividends accrued on preferred stock	5.4	45.3

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

Stock-based compensation plans —

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations, under which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Accordingly, we have recorded no compensation expense for stock options granted to employees during the six and three months ended June 30, 2004 or 2003. SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, requires companies that do not elect to account for stock-based compensation as prescribed by this statement to disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option-pricing model, the resulting pro forma net income (loss) available to common shareholders, and pro forma net income (loss) available to common shareholders per share is as follows (in millions, except per share data):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) available to common shareholders, as reported	$(23.0)	$47.8	$(20.6)	$5.6
Total stock-based employee compensation expense determined under fair value based method, net of tax	4.6	5.0	2.3	2.6

Net income (loss) available to common shareholders, pro forma	$(27.6)	$42.8	$(22.9)	$3.0

Basic earnings per share: As reported	$(0.07)	$0.24	$(0.07)	$0.03
Pro forma	$(0.09)	$0.22	$(0.07)	$0.01

Diluted earnings per share: As reported	$(0.07)	$0.24	$(0.07)	$0.03
Pro forma	$(0.09)	$0.21	$(0.07)	$0.01

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Risk free interest rate	2.9%	2.3%	3.3%	2.2%
Expected life	4 years	5 years	4 years	5 years
Dividend rate	0%	0%	0%	0%
Expected volatility	60%	63%	59%	63%

Recently issued accounting pronouncements —

In April 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 129-1, Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities (FSP 129-1). FSP 129-1 requires disclosure of the significant terms or conditions under which contingently convertible securities are convertible and is effective April 2004.

In March 2004, the EITF finalized its consensus on EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, (EITF 03-06). EITF 03-06 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exist. EITF 03-06 applied to our Series A Senior Convertible Preferred Stock that was converted to common stock during 2003 and is effective for reporting periods beginning after March 31, 2004. However, EITF 03-06 had no impact on our determination of earnings per share in the current or prior periods.

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

2. Property and Equipment

The following tables show the activity and balances related to property and equipment from December 31, 2003 through June 30, 2004 (in millions):

	Property and Equipment
	Balance at			Acquisitions,	Transfers	Balance at
	Dec. 31,	Capital	Sales and	Net of	and	June 30,
	2003	Additions	Retirements	Divestitures	Other (1)	2004
Land and improvements	$424.3	$7.6	$(1.1)	$—	$1.8	$432.6
Land held for permitting as landfills	101.7	6.8	—	—	(0.2)	108.3
Landfills	3,304.4	94.5	—	2.8	20.5	3,422.2
Buildings and improvements	466.3	10.5	(1.2)	0.1	(3.2)	472.5
Vehicles and equipment	1,747.4	51.9	(46.9)	(1.1)	(0.5)	1,750.8
Containers and compactors	787.7	29.2	(9.8)	—	(0.5)	806.6
Furniture and office equipment	43.9	1.4	(0.4)	—	—	44.9

Total	$6,875.7	$201.9	$(59.4)	$1.8	$17.9	$7,037.9

	Accumulated Depreciation and Amortization
		Depreciation
	Balance at	and		Acquisitions,	Transfers	Balance at
	Dec. 31,	Amortization	Sales and	Net of	and	June 30,
	2003	Expense	Retirements	Divestitures	Other(1)	2004
Land and improvements	$(21.4)	$(2.4)	$0.1	$—	$0.2	$(23.5)
Landfills	(1,337.9)	(127.0)	—	—	(0.1)	(1,465.0)
Buildings and improvements	(105.6)	(11.9)	0.7	—	(0.1)	(116.9)
Vehicles and equipment	(910.9)	(90.0)	44.4	1.5	(2.4)	(957.4)
Containers and compactors	(451.3)	(43.3)	9.6	0.3	0.8	(483.9)
Furniture and office equipment	(29.7)	(2.8)	0.5	—	—	(32.0)

Total	$(2,856.8)	$(277.4)	$55.3	$1.8	$(1.6)	$(3,078.7)

Property and equipment, net	$4,018.9	$(75.5)	$(4.1)	$3.6	$16.3	$3,959.2

(1)	Relates primarily to (i) capitalized interest, (ii) change in our landfill retirement obligation asset for recognition of and adjustments to capping, closure and post-closure costs (see Note 7), and (iii) capitalized leases.

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

During the six months ended June 30, 2004, we allocated approximately $28.1 million of goodwill related to operations sold in the Southern and Eastern geographic operating segments, of which all was held for sale at December 31, 2003. The remaining goodwill in these geographic operating segments was subsequently evaluated for realizability and we concluded there was no impairment.

We have incurred non-cash losses on sales of assets when we believed that re-deployment of the proceeds from the sale of such assets could reduce debt or improve operations and was economically beneficial. If we decide to sell additional assets in the future, we could incur additional non-cash losses on asset sales.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the activity and balances related to goodwill from December 31, 2003 through June 30, 2004 (in millions):

	Balance as of				Balance as
	December 31,				of June 30,
	2003	Acquisitions	Divestitures	Adjustments (1)	2004
Western Area	$1,399.6	$—	$—	$—	$1,399.6
Central Area	1,910.9	—	—	721.6	2,632.5
Eastern Area	2,384.6	1.6	(0.3)	(371.1)	2,014.8
Southern Area	2,617.9	1.2	—	(350.1)	2,269.0

Total	$8,313.0	$2.8	$(0.3)	$0.4	$8,315.9

(1) Amounts relate primarily to reallocation of goodwill in connection with a change in our geographic operating segments effective January 1, 2004 (see Note 11) and for purchase accounting adjustments during the allocation period. The reallocation was performed in accordance with SFAS 142, Goodwill and Other Intangible Assets.

In addition, we have other amortizable intangible assets that consist primarily of the following at June 30, 2004 (in millions):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Non-compete agreements	$10.9	$8.0	$2.9
Other	1.4	0.2	1.2

Total	$12.3	$8.2	$4.1

Amortization expense for the six and three months ended June 30, 2004 was $1.0 million and $0.5 million. Based upon the amortizable assets recorded in the balance sheet at June 30, 2004, amortization expense for each of the next five years is estimated to be declining from $1.2 million to $0.2 million.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-term Debt

Long-term debt at June 30, 2004 and December 31, 2003 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, the effect of interest rate swap contracts, amortization of deferred debt issuance cost and the amortization or accretion of discounts or premiums (in millions, except percentages).

	Debt Balance at		Effective Interest Rate
	June 30,	December 31,	June 30,		December 31,
	2004	2003	2004		2003
Revolving credit facility	$11.8	$—	4.75	%*	5.41	%*
Term loan B	1,185.0	1,185.0	8.54		9.83
Term loan C	250.0	250.0	8.63		7.81
Term loan D	150.0	—	6.06		—
Receivables secured loan	139.3	146.3	1.96		2.15
Senior notes, interest at 5.75%	400.0	—	5.93		—
Senior notes, interest at 6.13%	425.0	—	6.35		—
Senior notes, interest at 6.38%	275.0	—	6.58		—
Senior notes, interest at 6.38%	150.0	148.4	8.34		8.34
Senior notes, interest at 6.50%	350.0	350.0	4.17		4.51
Senior notes, interest at 7.38%	—	225.0	—		7.90
Senior notes, interest at 7.63%	600.0	600.0	7.99		7.99
Senior notes, interest at 7.88%	450.0	450.0	8.09		8.05
Senior notes, interest at 7.88%	69.1	68.7	8.77		8.77
Senior notes, interest at 7.88%	—	874.1	—		8.13
Senior notes, interest at 8.50%	750.0	750.0	8.77		8.77
Senior notes, interest at 8.88%	600.0	600.0	9.16		9.16
Senior notes, interest at 9.25%	377.0	377.1	9.39		9.39
Debentures, interest at 7.40%	288.7	287.6	8.03		8.03
Debentures, interest at 9.25%	95.7	95.6	9.48		9.48
Senior unsecured notes, interest at 7.38%	400.0	—	7.52		—
Senior subordinated convertible debentures, interest at 4.25%	230.0	—	4.32		—
Senior subordinated notes, interest at 10.00%	345.8	1,497.4	10.22		10.22
Solid waste revenue bond obligations, principal payable through 2031	305.9	306.2	6.08		6.04
Notes payable to banks, finance companies, and individuals, interest rates of 4.0% to 12.23%, and principal payable through 2010, secured by vehicles, equipment, real estate, accounts receivable or stock of certain subsidiaries	7.2	8.2	6.83	*	6.93	*
Obligations under capital leases of vehicles and equipment	11.9	13.2	9.34	*	8.76	*
Notes payable to individuals and a commercial company, interest rates of 6.0% to 9.5%, principal payable through 2010, unsecured	4.7	1.3	6.75	*	8.45	*

	7,872.1	8,234.1	7.69		8.81
Less: Current portion	246.6	249.6

	$7,625.5	$7,984.5

* reflects weighted average interest rate

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank credit facility —

Our bank credit facility is a senior secured credit facility (the 2003 Credit Facility) that includes: (i) a $1.5 billion revolver due January 2008 (the 2003 Revolver), (ii) a $1.2 billion term loan (Term Loan B), (iii) a $250 million term loan (Term Loan C), (iv) a $150 million term loan (Term Loan D), and (v) a $200 million institutional letter of credit facility. Term Loan D was funded in April 2004. The proceeds of Term Loan D were used to fund a portion of the tender offer of the senior subordinated notes due 2009. All of the term loans under the 2003 Credit Facility mature in 2010. Of the $1.5 billion available under the 2003 Revolver, the entire amount may be used to support the issuance of letters of credit.

At June 30, 2004, we had approximately $11.8 million drawn and $590.0 million in letters of credit outstanding under the 2003 Revolver. At June 30, 2004, we had approximately $898.2 million available under the 2003 Revolver. In addition, at June 30, 2004, we had $200.0 million in letters of credit outstanding under the institutional letter of credit facility.

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

Senior notes and debentures —

In April 2004, we issued $275 million of 6.375% senior notes due 2011 to fund a portion of the tender offer of senior subordinated notes due 2009. Interest is payable semi-annually on April 15th and October 15th beginning on October 15, 2004. These senior notes have a make-whole call provision that is exercisable at any time at a stated redemption price.

In addition, in April 2004, we issued $400 million of 7.375% senior unsecured notes due 2014 to fund a portion of the tender offer of senior subordinated notes due 2009. Interest is payable semi-annually on April 15th and October 15th beginning on October 15, 2004. These notes have a make-whole call provision that is exercisable any time prior to April 15, 2009 at the stated redemption price. The notes may also be redeemed after April 15, 2009 at the stated redemption prices. These notes along with the $275 million 6.375% senior notes due 2011 are herein collectively referred to as the April 2004 Senior Notes.

In January 2004, we issued $400 million of 5.750% senior notes due 2011 and $425 million of 6.125% senior notes due 2014 (the January 2004 Senior Notes) to fund the redemption of $825 million of our $875 million 7.875% senior notes due 2009. Interest is payable semi-annually on February 15th and August 15th beginning on August 15, 2004. The $400 million senior notes have a make-whole call provision that is exercisable at any time at a stated redemption price. The $425 million senior notes have a make-whole call provision that is exercisable at any time prior to February 15, 2009 at a stated redemption price. The notes may also be redeemed after February 15, 2009 at the stated redemption prices.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 1998, we issued an aggregate of $1.7 billion of senior notes consisting of $225 million 7.375% senior notes due 2004, $600 million 7.625% senior notes due 2006 and $875 million 7.875% senior notes due 2009 (together, the 1998 Senior Notes). The $225 million 7.375% senior notes due 2004 were repaid in January 2004. In addition, $825 million of the $875 million 7.875% senior notes due 2009 were redeemed in February 2004 with the remaining $50 million redeemed in May 2004, all at a price of 103.9375%. The premiums paid in connection with these redemptions and the write-off of deferred financing costs of $45.7 million and $2.6 million for the six and three months ended June 30, 2004 were recorded to interest expense and other.

Receivables secured loan —

We have an accounts receivable securitization program with a financial institution that allows us to borrow up to $175 million on a revolving basis under a loan agreement secured by receivables. The borrowings are secured by our accounts receivable that are owned by a wholly-owned and fully consolidated subsidiary. This subsidiary is a separate corporate entity whose assets, or collateral securing the borrowings, are available first to satisfy the claims of the subsidiary’s creditors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement 125, the securitization program is accounted for as a secured borrowing with a pledge of collateral. The receivables and debt obligation remain on our consolidated balance sheet. At June 30, 2004, we had outstanding borrowings under this program of $139.3 million. The borrowings under this program bear interest at the financial institution’s commercial paper rate plus an applicable spread and interest is payable monthly. There is also a fee on the undrawn portion of the $175 million available for borrowing.

The loan agreement has a 364 day term with a three year liquidity facility, however, we intend to extend the agreement annually. Although we intend to renew the loan agreement annually and do not expect to repay the amount outstanding within the next twelve months, the loan is classified as current because it has a contractual maturity of less than one year. In March 2004, we extended the term for an additional year. If we are unable to renew the loan annually, we will refinance these borrowings through the 2003 Revolver due in 2008 or with other long-term borrowings.

Senior subordinated notes —

In July 1999, we issued $2.0 billion of senior subordinated notes (the 1999 Notes) that mature in 2009. Interest accrues on the 1999 Notes at an interest rate of 10% per annum, payable semi-annually on May 1 and November 1. We used the proceeds from the 1999 Notes as partial financing of the acquisition of BFI.

During third and fourth quarter of 2003, we repaid $506.1 million of the 1999 Notes prior to maturity through open market repurchases. In connection with these repurchases, we paid premiums of approximately $46.9 million and wrote-off deferred financing costs of $6.4 million, both of which were recorded as a charge to interest expense and other.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year to date through June 30, 2004, we have completed additional open market repurchases and a tender offer of the 1999 Notes in an aggregate principle amount of $1.149 billion. In connection with these repurchases and tender offer, we paid premiums of approximately $87.5 million and wrote-off deferred financing costs of $13.5 million, both of which were recorded as a charge to interest expense and other.

Effective August 1, 2004, we redeemed an additional $75 million of the 1999 Notes for $78.75 million.

Senior subordinated convertible debentures —

In April 2004, we issued $230 million of 4.25% senior subordinated convertible debentures due 2034 that are unsecured and are not guaranteed. They are convertible into our common stock at a conversion price of $20.43 per share totaling 11.3 million shares. Common stock transactions such as cash or stock dividends, splits, combinations or reclassifications and issuances at less than current market price will require an adjustment to the conversion rate as defined per the indenture. Certain of the conversion features contained in the convertible debentures are deemed to be embedded derivatives, as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, however, these embedded derivatives have no value.

These debentures are convertible at the option of the holder anytime if any of the following occurs: (i) our closing stock price is in excess of $25.5375 for 20 of 30 consecutive trading days ending on the last day of the quarter, (ii) during the five business day period after any three consecutive trading days in which the average trading price per debenture is less than 98% of the product of the closing price for our common stock times the conversion rate, (iii) we issue a call notice, or (iv) certain specified corporate events such as a merger or change in control.

We can elect to settle the conversion in stock, cash or a combination of stock and cash. If settled in stock, the holder will receive the fixed number of shares based on the conversion rate except if conversion occurs after 2029 as a result of item (ii) above, the holder will receive shares equal to the par value divided by the trading stock price. If settled in cash, the holder will receive the cash equivalent of the number of shares based on the conversion rate at the average trading stock price over a ten day period except if conversion occurs as a result of item (iv) above, the holder will then receive cash equal to the par value only.

We can elect to call the debenture at any time after April 15, 2009 at par for cash only. The holder can require us to redeem the debenture on April 15th of 2011, 2014, 2019, 2024 and 2029 at par for stock, cash or a combination of stock and cash at our option. If the debenture is redeemed in stock, the number of shares issued will be determined as the par value of the debenture divided by the average trading stock price over a five day period.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt covenants —

Under the 2003 Credit Facility, we are subject to the following financial covenants:

Minimum Interest Coverage:

From the Quarter Ending	Through the Quarter Ending	EBITDA(1)/Interest
December 31, 2003	June 30, 2004	1.85x
September 30, 2004	September 30, 2004	1.90x
December 31, 2004	March 31, 2005	1.95x
June 30, 2005	September 30, 2005	2.00x
December 31, 2005	December 31, 2005	2.10x
March 31, 2006	June 30, 2006	2.15x
September 30, 2006	September 30, 2006	2.20x
December 31, 2006	December 31, 2006	2.30x
March 31, 2007	March 31, 2007	2.40x
June 30, 2007	June 30, 2007	2.45x
September 30, 2007	March 31, 2008	2.50x
June 30, 2008	June 30, 2008	2.60x
September 30, 2008	September 30, 2008	2.70x
December 31, 2008	Thereafter	2.75x

Maximum Leverage:

From the Quarter Ending	Through the Quarter Ending	Total Debt/EBITDA(1)
March 31, 2003	June 30, 2005	5.75x
September 30, 2005	December 31, 2005	5.50x
March 31, 2006	June 30, 2006	5.25x
September 30, 2006	September 30, 2006	5.00x
December 31, 2006	December 31, 2006	4.75x
March 31, 2007	December 31, 2007	4.50x
March 31, 2008	June 30, 2008	4.25x
September 30, 2008	Thereafter	4.00x

At June 30, 2004, we were in compliance with all financial covenants under our 2003 Credit Facility. At June 30, 2004, Total Debt/EBITDA(1) ratio, as defined by the 2003 Credit Facility, was 5.03:1 and our EBITDA(1)/Interest ratio was 2.12:1. We are not subject to any minimum net worth covenants.

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

The 1998 Senior Notes, the 1999 Notes, the 2001 Senior Notes, the 2002 Senior Notes, the 2003 Senior Notes, the January 2004 Senior Notes and the April 2004 Senior Notes contain certain financial covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At June 30, 2004, we were in compliance with all applicable covenants.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Collateral -

Our 2003 Credit Facility is secured by the stock of substantially all of our subsidiaries and a security interest substantially in all of our assets. A portion of the collateral that secures the 2003 Credit Facility is shared as collateral with the holders of certain of our senior notes and debentures.

The $275 million 6.375% Senior Notes due 2011, January 2004 Senior Notes, 2003 Senior Notes, 2002 Senior Notes, 2001 Senior Notes, 1998 Senior Notes and $690 million of senior notes and debentures assumed from BFI are secured by substantially all of BFI and certain other Allied subsidiaries and a security interest in the assets of BFI, its domestic subsidiaries and certain other Allied subsidiaries. As of June 30, 2004, the book value of the assets of the subsidiaries that serve as collateral for these notes and debentures was approximately $8.6 billion, which represents approximately 64% of our consolidated total assets.

5. Derivative Instruments and Hedging Activities

Our risk management policy requires 70% of our total debt to be fixed, either directly or effectively through interest rate swap contracts. Approximately $1.8 billion of our debt balance has variable interest rates. Our interest rate swap portfolio fixes 35% of our variable rate interest payment obligation, protecting us from cash flow variations arising from changes in short term interest rates. We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. Approximately 6% of our fixed rate debt is at variable rates through the use of fixed to floating interest rate swap contracts. At June 30, 2004, approximately 81% of our debt was fixed, 73% directly, and 8% through interest rate swap contracts. At June 30, 2004, the notional amount of our interest rate swap contracts was $1.0 billion maturing as follows: $400 million during the remainder of 2004, $250 million during 2005, $75 million during 2008 and $275 million during 2009. The interest rate swap contracts maturing during the remainder of 2004 will mature as follows: $150 million in third quarter and $250 million in fourth quarter.

At June 30, 2004, a liability of $21.5 million is included in the consolidated balance sheets in other long-term obligations reflecting the fair market value of our entire interest rate swap portfolio on that date. The liability will fluctuate with market interest rates but will reduce to zero over the term of each of our interest rate swap contracts. Approximately $13.8 million of the liability at June 30, 2004 relates to contracts maturing within 12 months. Fair value variations over the life of the expectations of future interest rates and the time value of money.

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

Designated interest rate swap contracts -

At June 30, 2004, we had designated interest rate swap contracts (floating to fixed rate) with a notional amount of $650.0 million and a fair value liability of $13.8 million. Our designated cash flow interest rate swap contracts are effective as hedges of our variable rate debt. The notional amounts, indices, repricing dates and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged achieving 100% effectiveness. If significant terms do not match we will assess any ineffectiveness and any ineffectiveness is immediately recorded in interest expense in our statement of operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in fair value of our designated interest rate swap contracts are reflected in accumulated other comprehensive income (AOCI). At June 30, 2004, a loss of approximately $13.7 million ($8.5 million, net of tax) is included in AOCI.

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

De-designated interest rate swap contracts. As of June 30, 2004, all of our de-designated interest rate swap contracts (floating to fixed rate) reached their contractual maturity. Settlement payments and periodic changes in market values of our de-designated interest rate swap contracts are recorded as a gain or loss on derivative contracts included in interest expense and other in our statement of operations. We recorded $15.2 million and $21.1 million of net gain related to changes in market values and $15.3 million and $26.0 million of settlement costs during the six months ended June 30, 2004 and 2003, respectively. We recorded $4.9 million and $11.2 million of net gain related to changes in market values and $4.7 million and $12.5 million of settlement costs during the three months ended June 30, 2004 and 2003, respectively.

When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in AOCI at the time of de-designation are isolated and amortized over the remaining original hedged interest payment. For the six and three months ended June 30, 2004, we recorded $6.7 million and $2.0 million and for the six and three months ended June 30, 2003, we recorded $12.3 million and $5.4 million, respectively, of amortization expense related to the accumulated losses in AOCI for interest rate swap contracts that were de-designated. The amortization expense is recorded in interest expense and other. There were no remaining amounts in AOCI at June 30, 2004 for de-designated contracts.

Fair Value Interest Rate Swap Contracts. We use fair value interest rate swap contracts (fixed rate to floating rate) to achieve our targeted mix of fixed and floating rate debt. At June 30, 2004, we had fair value interest rate swap contracts with a notional amount of $350 million and a derivative fair value liability of $7.7 million. Settlement payments and periodic changes in market values of our fair value interest rate swap contracts are recorded as a gain or loss on derivative contracts included in interest expense and other in our statement of operations.

We recorded $8.6 million and $15.3 million of net loss related to changes in market values and received net settlements of $4.5 million and $2.3 million during the six and three months ended June 30, 2004, respectively. We had no fair value interest rate swap contracts in place during the six months ended June 30, 2003.

6. Accumulated Other Comprehensive Loss

The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholders’ equity are shown as follows (in millions):

	June 30, 2004	December 31, 2003
Minimum pension liability adjustment, net of taxes of $47.2	$(70.7)	$(70.7)
Interest rate swap contracts designated, unrealized loss, net of taxes of $5.2 and $12.5	(8.5)	(19.5)
Interest rate swap contracts de-designated, unrealized loss, net of taxes of $2.4	—	(4.3)

Accumulated other comprehensive loss	$(79.2)	$(94.5)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of total comprehensive income (loss) are shown as follows (in millions):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(12.2)	$93.1	$(15.2)	$30.9
Other comprehensive income (loss):
Designated interest rate swap contracts unrealized gain, net of tax effect of $7.3, $5.0, $4.4 and $2.1	11.0	7.6	6.6	3.2
Reclassification to earnings for interest rate swap contracts, net of tax effect of $2.4, $4.9, $0.5 and $2.2	4.3	7.3	1.5	3.2

Total comprehensive income (loss)	$3.1	$108.0	$(7.1)	$37.3

7. Landfill Accounting

Change in accounting principle -

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

Landfill accounting -

We have a network of 167 owned or operated active landfills with a net book value of approximately $2.0 billion at June 30, 2004. The landfills have operating lives ranging from approximately 1 to over 150 years based on available capacity using current annual forecasted volumes. The average life of our landfills approximates 38 years. In addition, we own or have responsibility for 111 closed landfills. During the six months ended June 30, 2004, we acquired one landfill.

We use a life-cycle accounting method for landfills and the related capping, closure and post-closure liabilities. This method applies the costs to be capitalized associated with acquiring, developing, closing and monitoring the landfills over the associated landfill capacity and associated consumption. Specifically, we record landfill retirement obligations at fair value as a liability with a corresponding increase to the landfill asset as tons are disposed. The amortizable landfill asset includes (i) landfill development costs incurred, (ii) landfill development costs expected to be incurred over the life of the landfill, (iii) the recorded capping, closure and post-closure asset retirement obligation and (iv) the present value of cost estimates for future capping, closure and post-closure costs. We amortize the landfill asset over the total capacity of the landfill as volume is consumed during the life of the landfill with one exception. The exception applies to capping costs for which both the recognition of the liability and the amortization of these costs is based on the costs and capacity of the specific capping event.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Landfill assets —

We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the remaining costs (including any unamortized amounts recorded) associated with acquiring, permitting and developing the entire landfill plus the present value of the total remaining costs for specific capping events, closure and post-closure by the total remaining disposal capacity of that landfill (except for capping costs, which are divided by the total remaining capacity of the specific capping event). The resulting per ton amortization rates are applied to each ton disposed at the landfill and are recorded as expense for that period. We expensed approximately $127.0 million and $114.0 million, or an average of $3.35 and $3.08 per ton consumed, related to landfill amortization during the six months ended June 30, 2004 and 2003, respectively. We expensed approximately $69.6 million and $62.3 million, or an average of $3.47 and $3.09 per ton consumed, related to landfill amortization during the quarter ended June 30, 2004 and 2003, respectively. The following is a rollforward of our investment in our landfill assets excluding land held for future permitting as landfills (in millions):

	Net Book Value		Capping,
	of Landfills	Landfill	Closure and
Net Book Value at	Acquired, net of	Development	Post Closure	Landfill		Net Book Value at
December 31, 2003	Divestitures	Costs	Costs	Amortization	Other	June 30, 2004
$1,966.5	2.8	101.1	15.0	(127.0)	(1.2)	$1,957.2

Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, methane gas collection system installation, engineering and legal fees, and capitalized interest. Estimated total future development costs for our 167 active landfills at December 31, 2003 was approximately $3.9 billion, excluding capitalized interest, and we expect that this amount will be spent over the remaining operating lives of the landfills. We have available disposal capacity of approximately 2.5 billion tons, as of June 30, 2004. We classify this total disposal capacity as either permitted (having received the final permit from the governing authorities) or probable expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is highly probable. Our requirements to classify disposal capacity as probable expansion are as follows:

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon successfully meeting the preceding criteria, the airspace and the costs associated with developing, constructing, closing and monitoring the total additional future disposal capacity are considered in the life-cycle cost of the landfill and reflected in the calculation of the amortization rate and the rate at which capping, closure and post-closure is accrued. At June 30, 2004, we had 2.0 billion tons of permitted disposal capacity, and at 30 of our landfills, a total of 547.3 million tons of probable expansion disposal capacity.

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

Capping, closure and post-closure —

In addition to our portfolio of 167 active landfills, we own or have responsibility for 111 closed landfills no longer accepting waste. As individual areas within each landfill reach capacity, we are required to cap and close the areas in accordance with the landfill site permit. Generally, capping activities include the installation of compacted clay, geosynthetic liners, drainage channels, compacted soil layers and vegetative soil barriers over areas of a landfill where total airspace has been consumed and waste is no longer being received. Capping activities occur throughout the life of the landfill.

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

Capping, closure and post-closure costs are estimated for the period of performance utilizing estimates a third party would charge (including profit margins) to perform those activities in full compliance with Subtitle D. If we perform the capping, closure and post-closure activities internally, the difference between amounts accrued, based upon third party cost estimates (including profit margins) and our actual cost incurred is recognized as a component of cost of operations in the period earned. An estimate of fair value should include the price that a willing buyer in an arms length transaction would receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flows, reliable estimates of market risk premiums may not be obtainable. In our industry, there is no market that exists for selling the responsibility for capping, closure and post-closure independent of selling the entire landfill. Accordingly, we believe that it is not possible to develop a methodology to reliably estimate a market risk premium and have excluded a market risk premium from our determination of expected cash flows for capping, closure and post-closure liability.

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

Accretion expense for the six months ended June 30, 2004 and 2003 was $23.9 million and $22.1 million or an average of $0.63 and $0.60 per ton consumed. Accretion expense for the three months ended June 30, 2004 and 2003 was $12.0 million and $11.1 million or an average of $0.60 and $0.55 per ton consumed. Changes in estimates of costs or disposal capacity are treated on a prospective basis for operating landfills and are recorded immediately in results of operations for fully incurred capping events and closed landfills.

Environmental costs -—

We engage independent environmental consulting firms to assist us in conducting environmental assessments of existing landfills or other properties, and in connection with companies acquired from third parties.

We cannot determine with precision the ultimate timing and amounts for environmental liabilities. We make estimates of our potential liabilities in consultation with our independent environmental engineers and legal counsel. These estimates require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements.

Our ultimate liabilities for environmental matters may differ from the estimates used in our assessment to date. We periodically evaluate the recorded liabilities as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded undiscounted liability for environmental matters as of June 30, 2004 and December 31, 2003 of approximately $321.7 million and $337.4 million, respectively, represents the most probable outcome of these contingent matters. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, proceeds are recorded as an offset to environmental expense in operating income. There were no significant recovery receivables outstanding as of June 30, 2004 or December 31, 2003. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding capping, closure and post-closure could result in approximately $20 million of additional liability.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the activity and balances related to capping, closure and post-closure accruals for open and closed landfills and our environmental accruals from December 31, 2003 through June 30, 2004 (in millions):

	Balance at	Charges to			Balance at
	12/31/03	Expense	Other(1)	Payments	06/30/04
Open landfills capping, closure and post-closure accruals	$376.4	$16.2	$13.2	$(5.6)	$400.2
Closed landfills capping, closure and post-closure accruals	171.5	7.7	—	(8.3)	170.9
Environmental accruals	337.4	—	(0.8)	(14.9)	321.7

Total	$885.3	$23.9	$12.4	$(28.8)	$892.8

(1)	Amounts consist primarily of liabilities related to acquired companies and the recognition of and adjustments to amounts accrued for capping, closure and post-closure liability to landfill asset during the period, and adjustments to reserves during purchase price allocation period.

8. Employee Benefit Plans

Components of Net Periodic Benefit Cost

The following table provides the components of net periodic benefit cost for the BFI Pension Plan and the supplemental executive retirement plan (in millions):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Service cost	$0.9	$0.4	$0.4	$0.2
Interest cost	11.0	10.0	5.5	5.0
Expected return on plan assets	(14.0)	(13.0)	(7.0)	(6.5)
Recognized net actuarial loss	3.8	4.2	1.9	2.1
Amortization of prior service cost	1.2	0.4	0.6	0.2

Net periodic benefit cost	$2.9	2.0	$1.4	$1.0

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Net Income Per Common Share

Net income per common share is calculated by dividing net income, less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in millions, except per share data):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Basic earnings per share computation:
Income (loss) from continuing operations	$(4.4)	$46.6	$(9.4)	$19.1
Less: dividends on preferred stock	(10.8)	(45.3)	(5.4)	(25.3)

Income (loss) from continuing operations available to common shareholders	$(15.2)	$1.3	$(14.8)	$(6.2)

Weighted average common shares outstanding	314.4	195.8	314.6	201.4

Basic income (loss) per share from continuing operations	$(0.05)	$0.00	$(0.05)	$(0.03)

Diluted earnings per share computation:
Income (loss) from continuing operations	$(4.4)	$46.6	$(9.4)	$19.1
Less: dividends on preferred stock	(10.8)	(45.3)	(5.4)	(25.3)

Income (loss) from continuing operations available to common shareholders	$(15.2)	$1.3	$(14.8)	$(6.2)

Weighted average common shares outstanding	314.4	195.8	314.6	201.4
Dilutive effect of stock, stock options, warrants and contingently issuable shares	—	3.3	—	—

Weighted average common and common equivalent shares outstanding	314.4	199.1	314.6	201.4

Diluted income (loss) per share from continuing operations	$(0.05)	$0.00	$(0.05)	$(0.03)

In calculating earnings per share, we have not assumed conversion of the following securities into common shares since those conversions would not be dilutive (in millions):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Series A Preferred Stock	—	69.8	—	70.4
Series C Preferred Stock	34.1	15.2	34.1	30.3
Stock options	17.7	16.7	17.7	16.7
Senior subordinated convertible debentures	4.4	—	8.8	—

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies

Litigation —

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and can reasonably be estimated. We expect that matters in process at June 30, 2004, which have not been accrued in the consolidated balance sheets, will not have a material adverse effect on our consolidated liquidity, financial position or results from operations.

In the normal course of conducting our landfill operations, we are involved in legal and administrative proceedings relating to the process of obtaining and defending the permits that allow us to operate our landfills.

In June 1999, neighboring parties and the county drainage district filed a lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at one of our landfills in Texas. In 2001, the expansion permit was granted. The parties opposing the expansion permit continued to pursue their efforts in preventing the expansion permit. In November 2003, a judgment issued by a District Court in Texas, effectively revoked the expansion permit that was granted by the State of Texas in 2001 and would require us to operate the landfill according to a prior permit granted in 1988. We are vigorously defending this expansion in the State Court of Appeals and believe that the merits of our position will prevail. Operationally, we are in the process of obtaining bonding that will allow us to continue to operate the landfill as usual during the period of appeals, which may continue two years or longer. If the appeal is not successful, the landfill may become impaired and we may incur costs to relocate waste to another landfill and this matter could result in a charge of up to $25 million to our consolidated statement of operations.

Employment agreements —

We have entered into employment agreements with certain of our executive officers for renewable two-year periods. Under these agreements, in some circumstances, we may be obligated to pay an amount up to three times the sum of the targeted annual incentive compensation and base salary in the year in which the termination occurs.

Additionally, if an executive’s employment is terminated under certain circumstances, the executive may be entitled to continued medical, dental and/or vision coverage, continued vesting in his restricted stock awards, continued vesting in his restricted stock units and continued vesting and exercisability of the executive’s stock options, and continued coverage under our directors’ and officers’ liability insurance, among other matters. In addition, our executive officers and certain key members of management are entitled to retirement payments under a supplemental executive retirement plan.

ALLIED WASTE INDUSTRIES, INC.
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

At June 30, 2004, we had the following financial assurance instruments (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$706.6	$—	$—	$—	$706.6
Surety bonds	599.4	510.7	—	—	1,110.1
Trust deposits	76.4	—	—	—	76.4
Letters of Credit(1)	369.6	47.9	246.9	120.9	785.3

Total	$1,752.0	$558.6	$246.9	$120.9	$2,678.4

(1)	At June 30, 2004, these amounts were issued under the 2003 Revolver and the institutional letter of credit facility under our 2003 Credit Facility.

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

Guarantees —

We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that may become known in the future but that relate to our activities prior to the divestiture. As of June 30, 2004, we estimate the contingent obligations associated with these indemnifications to be de minimus.

We have entered into agreements to guarantee to property owners the value of certain property that is adjacent to landfills. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees have been accounted for in accordance with SFAS No. 5, Accounting for Contingencies, in the consolidated financial statements. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FIN 45 and were not significant during the first six months of 2004.

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

If the proposed disallowance is upheld, we estimate it could have a potential total cash impact of up to $310 million plus accrued interest through June 30, 2004 of approximately $71 million ($43 million net of tax benefit). We also received a notification from the IRS proposing a penalty of 40% of the additional income tax resulting from the disallowance. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.

We continue to believe our position is well supported and are actively contesting the disallowance with the Appeals Office of the IRS while at the same time evaluating potential settlement opportunities. If we are unable to resolve this matter with the Appeals Office of the IRS, we would expect to receive a notice of tax deficiency from the IRS. Upon receiving the notice, we would have the following options:

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have fully reserved on our consolidated balance sheet for the tax and interest impact of a disallowance. Therefore, with regard to tax and accrued interest through June 30, 2004, a disallowance would have minimal impact on our consolidated results of operations. However, the periodic accrual of additional interest charged through the time at which this matter is resolved will continue to affect consolidated results of operations and the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated results of operations.

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

We manage our operations through four geographic operating segments: Eastern, Southern, Central and Western. Each area is responsible for managing several vertically integrated operations, which are comprised of regions and districts. As a result of the divestiture activity in 2003 and in an effort to continue to align our operating structure in a manner that is consistent with optimal waste flow, we revised the boundaries that define our four geographic areas effective January 1, 2004. The total number of areas, regions and districts did not change. Results by segment have been restated for previous periods to reflect the change in organizational structure that was effective January 1, 2004.

The tables below reflect information relating to our continuing operations of our geographic operating segments for the six and three months ended June 30, 2004 and 2003 (in millions):

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
		Operating income		Operating income
		before depreciation		before depreciation
	Revenues	and amortization	Revenues	and amortization
Eastern	$706.8	$207.4	$683.1	$206.2
Southern	638.1	202.2	637.7	199.8
Central	650.6	209.9	636.0	217.2
Western	621.0	218.0	598.5	208.6

Total	$2,616.5	$837.5	$2,555.3	$831.8

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003
		Operating income		Operating income
		before depreciation		before depreciation
	Revenues	and amortization	Revenues	and amortization
Eastern	$367.4	$108.8	$358.7	$110.9
Southern	323.0	101.7	325.4	103.7
Central	345.8	113.1	341.6	118.6
Western	317.4	114.3	306.9	109.0

Total	$1,353.6	$437.9	$1,332.6	$442.2

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provides a reconciliation of our reportable segment revenues to the consolidated financial statements (in millions):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Total revenues for reportable segments	$2,616.5	$2,555.3	$1,353.6	$1,332.6
Other(1)	20.6	18.3	8.7	9.9

Total revenues per financial statements	$2,637.1	$2,573.6	$1,362.3	$1,342.5

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on an area basis.

The table below provides a reconciliation of the primary measure of profitability for our reportable segments to income from continuing operations before income taxes and minority interest (in millions):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Total operating income before depreciation and amortization for reportable segments	$837.5	$831.8	$437.9	$442.2
Other(1)	(94.4)	(56.5)	(49.1)	(33.9)
Depreciation and amortization	278.5	265.5	145.4	138.3
Interest expense and other	471.4	426.5	259.4	234.9

Income (loss) from continuing operations before income taxes and minority interest	$(6.8)	$83.3	$(16.0)	$35.1

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on an area basis.

Amounts and percentages of our total revenue from continuing operations attributable to services provided (in millions):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Collection
Residential	$577.4	$565.9	$293.7	$287.5
Commercial	676.7	682.9	340.0	346.0
Roll-off (1)	588.3	583.6	307.4	308.4
Recycling	102.9	98.7	52.8	51.8

Total Collection	1,945.3	1,931.1	993.9	993.7
Disposal
Landfill (2)	313.5	300.9	168.5	165.5
Transfer	201.5	192.2	108.4	103.1

Total Disposal	515.0	493.1	276.9	268.6
Recycling – Commodity	114.1	92.0	60.4	51.0
Other	62.7	57.4	31.1	29.2

Total Revenues	$2,637.1	$2,573.6	$1,362.3	$1,342.5

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles. Roll-off containers are generally uncovered containers that range in size from 20 to 40 cubic yards.

(2)	Landfill revenues are presented net of landfill taxes.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The revenues and operating income before depreciation and amortization reported as discontinued operations by geographic area are as follows (in millions):

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
		Operating income		Operating income
		before depreciation		before depreciation
	Revenues	and amortization	Revenues	and amortization
Eastern	$—	$(0.2)	$55.4	$14.6
Southern	13.3	0.6	94.9	16.8
Western	—	—	6.4	1.7

Total	$13.3	$0.4	$156.7	$33.1

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003
		Operating income		Operating income
		before depreciation		before depreciation
	Revenues	and amortization	Revenues	and amortization
Eastern	$—	$—	$28.1	$9.0
Southern	5.2	0.2	47.6	8.4
Western	—	—	3.2	0.7

Total	$5.2	$0.2	$78.9	$18.1

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Condensed Consolidating Financial Statements

The 1998 Senior Notes, 1999 Notes, 2001 Senior Notes, 2002 Senior Notes, 2003 Senior Notes, January 2004 Senior Notes and April 2004 Senior Notes issued by Allied Waste North America, Inc. (Allied NA), (our wholly owned subsidiary), and certain debt issued by BFI are guaranteed by us. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are Condensed Consolidating Balance Sheets as of June 30, 2004 and December 31, 2003 and the related Condensed Consolidating Statements of Operations and Cash Flows for the six and three months ended June 30, 2004 and 2003 of Allied Waste Industries, Inc. (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors). Effective March 30, 2004, we amended our 2003 Credit Facility which resulted in certain non-wholly owned guarantor subsidiaries becoming non-guarantors. Based on the structure of the senior notes and certain of BFI’s debt discussed above, this amendment affected the guarantees of Allied NA’s and BFI’s debt as well. All prior periods have been restated to reflect the change in guarantors.

CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	June 30, 2004
	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$0.1	$2.0	$37.5	$2.4	$—	$42.0
Accounts receivable, net	—	—	636.2	51.2	—	687.4
Prepaid and other current assets	—	—	77.6	85.4	(73.6)	89.4
Deferred income taxes, net	—	—	74.9	5.9	—	80.8

Total current assets	0.1	2.0	826.2	144.9	(73.6)	899.6
Property and equipment, net	—	—	3,936.3	22.9	—	3,959.2
Goodwill, net	—	—	8,243.5	72.4	—	8,315.9
Investment in subsidiaries	2,945.4	13,719.2	377.3	—	(17,041.9)	—
Other assets, net	—	111.5	3.3	1,186.2	(1,089.6)	211.4

Total assets	$2,945.5	$13,832.7	$13,386.6	$1,426.4	$(18,205.1)	$13,386.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$20.0	$87.3	$139.3	$—	$246.6
Accounts payable	—	—	435.2	5.7	—	440.9
Accrued closure, post-closure and environmental costs	—	—	18.4	75.1	—	93.5
Accrued interest	—	127.0	94.0	0.2	(73.6)	147.6
Other accrued liabilities	47.1	13.0	85.5	190.5	—	336.1
Unearned revenue	—	—	221.4	3.5	—	224.9

Total current liabilities	47.1	160.0	941.8	414.3	(73.6)	1,489.6
Long-term debt, less current portion	—	6,779.6	845.9	—	—	7,625.5
Deferred income taxes	—	—	133.1	(9.9)	—	123.2
Accrued closure, post-closure and environmental costs	—	—	346.3	453.0	—	799.3
Due to/(from) parent	353.9	3,951.5	(4,124.3)	(181.1)	—	—
Other long-term obligations	16.9	21.5	1,800.7	76.7	(1,094.9)	820.9
Stockholders’ Equity	2,527.6	2,920.1	13,443.1	673.4	(17,036.6)	2,527.6

Total liabilities and stockholders’ equity	$2,945.5	$13,832.7	$13,386.6	$1,426.4	$(18,205.1)	$13,386.1

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS

(in millions)

	December 31, 2003
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$0.1	$3.2	$439.0	$2.4	$—	$444.7
Accounts receivable, net	—	—	552.6	98.7	—	651.3
Prepaid and other current assets	—	0.1	74.4	71.9	(37.6)	108.8
Deferred income taxes, net	—	—	74.9	5.9	—	80.8

Total current assets	0.1	3.3	1,140.9	178.9	(37.6)	1,285.6
Property and equipment, net	—	—	3,994.1	24.8	—	4,018.9
Goodwill, net	—	—	8,240.6	72.4	—	8,313.0
Investment in subsidiaries	2,974.4	13,682.9	353.4	—	(17,010.7)	—
Other assets, net	—	112.2	62.5	1,153.9	(1,085.2)	243.4

Total assets	$2,974.5	$13,798.4	$13,791.5	$1,430.0	$(18,133.5)	$13,860.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long- term debt	$—	$243.2	$6.4	$—	$—	$249.6
Accounts payable	—	0.3	471.7	5.5	—	477.5
Accrued closure, post-closure and environmental costs	—	—	20.1	75.1	—	95.2
Accrued interest	—	153.5	58.0	0.2	(37.6)	174.1
Other accrued liabilities	58.8	18.9	86.1	188.8	—	352.6
Unearned revenue	—	—	215.5	3.3	—	218.8

Total current liabilities	58.8	415.9	857.8	272.9	(37.6)	1,567.8
Long-term debt, less current portion	—	6,915.5	922.7	146.3	—	7,984.5
Deferred income taxes	—	—	138.3	(9.8)	—	128.5
Accrued closure, post-closure and environmental costs	—	—	328.0	462.1	—	790.1
Due to/(from) parent	381.6	3,470.5	(3,682.6)	(169.5)	—	—
Other long-term obligations	16.4	46.5	1,815.1	84.7	(1,090.4)	872.3
Stockholders’ Equity	2,517.7	2,950.0	13,412.2	643.3	(17,005.5)	2,517.7

Total liabilities and stockholders’ equity	$2,974.5	$13,798.4	$13,791.5	$1,430.0	$(18,133.5)	$13,860.9

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Six Months Ended June 30, 2004
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$2,541.7	$95.4	$—	$2,637.1
Cost of operations	—	(0.3)	1,539.3	90.4	—	1,629.4
Selling, general and administrative expenses	15.4	—	243.7	5.5	—	264.6
Depreciation and amortization	—	—	274.5	4.0	—	278.5

Operating (loss) income	(15.4)	0.3	484.2	(4.5)	—	464.6
Equity in earnings of subsidiaries	27.4	(256.4)	(14.1)	—	243.1	—
Interest expense (income) and other	0.5	431.1	42.5	(2.7)	—	471.4
Intercompany interest expense (income)	(40.1)	19.5	61.9	(41.3)	—	—
Management fees	(2.5)	—	1.8	0.7	—	—

Income (loss) before income taxes	(0.7)	(193.9)	392.1	38.8	(243.1)	(6.8)
Income tax expense (benefit)	11.5	(180.1)	150.0	14.9	—	(3.7)
Minority interest	—	—	—	1.3	—	1.3

Net income (loss) from continuing operations	(12.2)	(13.8)	242.1	22.6	(243.1)	(4.4)
Discontinued operations, net of tax	—	—	(7.8)	—	—	(7.8)

Net income (loss)	(12.2)	(13.8)	234.3	22.6	(243.1)	(12.2)
Dividends on preferred stock	(10.8)	—	—	—	—	(10.8)

Net income (loss) available to common shareholders	$(23.0)	$(13.8)	$234.3	$22.6	$(243.1)	$(23.0)

	Three Months Ended June 30, 2004
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,314.8	$47.5	$—	$1,362.3
Cost of operations	—	—	793.4	46.1	—	839.5
Selling, general and administrative expenses	6.0	—	125.2	2.8	—	134.0
Depreciation and amortization	—	—	142.8	2.6	—	145.4

Operating (loss) income	(6.0)	—	253.4	(4.0)	—	243.4
Equity in earnings of subsidiaries	24.9	(132.2)	(7.3)	—	114.6	—
Interest expense (income) and other	0.3	238.0	22.2	(1.1)	—	259.4
Intercompany interest expense (income)	(22.0)	10.8	32.4	(21.2)	—	—
Management fees	(1.3)	—	1.0	0.3	—	—

Income (loss) before income taxes	(7.9)	(116.6)	205.1	18.0	(114.6)	(16.0)
Income tax expense (benefit)	7.3	(99.5)	77.9	6.9	—	(7.4)
Minority interest	—	—	—	0.8	—	0.8

Net income (loss) from continuing operations	(15.2)	(17.1)	127.2	10.3	(114.6)	(9.4)
Discontinued operations, net of tax	—	—	(5.8)	—	—	(5.8)

Net income (loss)	(15.2)	(17.1)	121.4	10.3	(114.6)	(15.2)
Dividends on preferred stock	(5.4)	—	—	—	—	(5.4)

Net income (loss) available to common shareholders	$(20.6)	$(17.1)	$121.4	$10.3	$(114.6)	$(20.6)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Six Months Ended June 30, 2003
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$2,479.2	$94.4	$—	$2,573.6
Cost of operations	—	—	1,476.4	86.9	—	1,563.3
Selling, general and administrative expenses	6.9	0.3	220.7	7.1	—	235.0
Depreciation and amortization	—	—	263.4	2.1	—	265.5

Operating (loss) income	(6.9)	(0.3)	518.7	(1.7)	—	509.8
Equity in earnings of subsidiaries	(76.7)	(187.9)	(49.0)	—	313.6	—
Interest expense (income) and other	45.7	336.9	46.9	(3.0)	—	426.5
Intercompany interest expense (income)	(28.4)	(9.4)	76.3	(38.5)	—	—
Management fees	(2.5)	—	2.0	0.5	—	—

Income (loss) before income taxes	55.0	(139.9)	442.5	39.3	(313.6)	83.3
Income tax expense (benefit)	(9.1)	(131.1)	160.6	15.4	—	35.8
Minority interest	—	—	—	0.9	—	0.9

Net income (loss) from continuing operations	64.1	(8.8)	281.9	23.0	(313.6)	46.6
Discontinued operations, net of tax	—	—	17.5	—	—	17.5
Cumulative effect of change in accounting principle, net of tax	29.0	29.0	(6.3)	35.3	(58.0)	29.0

Net income	93.1	20.2	293.1	58.3	(371.6)	93.1
Dividends on preferred stock	(45.3)	—	—	—	—	(45.3)

Net income available to common shareholders	$47.8	$20.2	$293.1	$58.3	$(371.6)	$47.8

	Three Months Ended June 30, 2003
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,289.7	$52.8	$—	$1,342.5
Cost of operations	—	—	772.8	43.6	—	816.4
Selling, general and administrative expenses	3.8	0.2	108.5	5.3	—	117.8
Depreciation and amortization	—	—	137.2	1.1	—	138.3

Operating (loss) income	(3.8)	(0.2)	271.2	2.8	—	270.0
Equity in earnings of subsidiaries	(50.4)	(60.6)	(7.2)	—	118.2	—
Interest expense (income) and other	45.4	163.8	26.7	(1.0)	—	234.9
Intercompany interest expense (income)	(14.4)	(4.7)	38.4	(19.3)	—	—
Management fees	(1.2)	—	1.0	0.2	—	—

Income (loss) before income taxes	16.8	(98.7)	212.3	22.9	(118.2)	35.1
Income tax expense (benefit)	(14.1)	(63.7)	84.3	9.1	—	15.6
Minority interest	—	—	—	0.4	—	0.4

Net income (loss) from continuing operations	30.9	(35.0)	128.0	13.4	(118.2)	19.1
Discontinued operations, net of tax	—	—	11.8	—	—	11.8

Net income (loss)	30.9	(35.0)	139.8	13.4	(118.2)	30.9
Dividends on preferred stock	(25.3)	—	—	—	—	(25.3)

Net income (loss) available to common shareholders	$5.6	$(35.0)	$139.8	$13.4	$(118.2)	$5.6

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Six Months June 30, 2004
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash provided by (used for) operating activities from continuing operations	$(2.6)	$(321.5)	$499.8	$8.7	$—	$184.4
Investing activities —
Proceed from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	40.8	—	—	40.8
Proceeds from sale of fixed assets	—	—	5.7	0.1	—	5.8
Capital expenditures, excluding acquisitions	—	—	(199.8)	(2.1)	—	(201.9)
Capitalized interest	—	—	(6.6)	—	—	(6.6)
Change in deferred acquisitions costs, notes receivable and other	—	—	7.9	—	—	7.9

Cash used for investing activities from continuing operations	—	—	(152.0)	(2.0)	—	(154.0)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	2,266.8	3.2	18.0	—	2,288.0
Payments of long-term debt	—	(2,659.8)	(2.9)	(25.0)	—	(2,687.7)
Payments of preferred stock dividend	(10.8)	—	—	—	—	(10.8)
Change in disbursement account	—	—	(30.5)	—	—	(30.5)
Net proceeds from exercise of stock options and other, net	2.6	—	—	—	—	2.6
Intercompany between issuer and subsidiary	10.8	710.4	(721.5)	0.3	—	—

Cash provided (used for) by financing activities from continuing operations	2.6	317.4	(751.7)	(6.7)	—	(438.4)

Cash provided by discontinued operations	—	—	5.3	—	—	5.3

Decrease in cash and cash equivalents	—	(4.1)	(398.6)	—	—	(402.7)
Cash and cash equivalents, beginning of period	0.1	3.2	439.0	2.4	—	444.7

Cash and cash equivalents, end of period	$0.1	$(0.9)	$40.4	$2.4	$—	$42.0

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30, 2003
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash provided by (used for) operating activities from continuing operations	$(95.6)	$(2,137.2)	$2,444.2	$147.3	$—	$358.7
Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	14.1	—	—	14.1
Capital expenditures, excluding acquisitions	—	—	(209.6)	(4.5)	—	(214.1)
Capitalized interest	—	—	(7.2)	—	—	(7.2)
Proceeds from sale of fixed assets	—	—	11.5	—	—	11.5
Change in deferred acquisition costs, notes receivable and other	—	—	(8.5)	—	—	(8.5)

Cash used for investing activities from continuing operations	—	—	(199.7)	(4.5)	—	(204.2)

Financing activities —
Net proceeds from sale of Series C Preferred Stock	333.1	—	—	—	—	333.1
Net proceeds from sale of common stock, exercise of stock options and other, net	95.6	—	—	—	—	95.6
Change in disbursement account	—	—	4.7	—	—	4.7
Proceeds from long-term debt, net of issuance costs	—	2,278.2	3.3	158.3	—	2,439.8
Repayments of long-term debt	—	(2,990.4)	(161.3)	(10.0)	—	(3,161.7)
Intercompany between issuer and subsidiary	(333.1)	2,848.9	(2,226.9)	(288.9)	—	—

Cash provided by (used for) financing activities from continuing operations	95.6	2,136.7	(2,380.2)	(140.6)	—	(288.5)

Cash provided by discontinued operations	—	—	20.3	—	—	20.3

Increase (decrease) in cash and cash equivalents	—	(0.5)	(115.4)	2.2	—	(113.7)
Cash and cash equivalents, beginning of period	0.1	5.4	171.4	2.5	—	179.4

Cash and cash equivalents, end of period	$0.1	$4.9	$56.0	$4.7	$—	$65.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein. Please note that unless otherwise specifically indicated, discussion of our results relate to our continuing operations.

Executive Summary

Our business is characterized by a very stable customer base resulting in reasonably consistent cash flow generation. We provide the very basic service of collection and disposal of non-hazardous solid waste to our customers that is essential to their needs. Competition is driven by local economic and demographic factors as well as fluctuations in capacity utilization, in both the collection and landfill business. We believe capacity utilization, in the form of available collection containers, tends to impact pricing for our services through the economics of supply and demand. The order of magnitude for year over year price and volume changes over the past three years has been less than three percent for both the positive and negative. Customer service satisfaction levels industry-wide are very high since the collection customer has a very low tolerance for poor service.

Our operating costs are largely predictable, commensurate with the stability of our customer base. Labor costs are the most significant of our total operating costs, consistent with our extensive workforce. The direct cost of disposing of waste at third-party sites is the next most significant of our total operating costs. Direct disposal costs excludes the disposal costs associated with collected waste which is disposed of at our own facilities; the costs thereof are included in individual landfill related operating cost line items. Our selling, general and administrative costs are also largely predictable since salaries and management incentive compensation represents the most significant of our selling, general and administrative costs. Depreciation and amortization is split almost evenly between depreciation of the vehicles and equipment used in our operations and the amortization of our landfills.

We invest a large amount of capital to support the ongoing operations of our business. The timing of the capital expenditures will vary with the seasonality of our business, and specifically as it relates to landfill development which is sensitive to changes in weather. However, we have a certain amount of flexibility as to when and how we spend capital on these assets without materially impeding operations. Landfills are highly engineered, sophisticated facilities similar to civil works. Each year we invest capital in our active landfills to ensure sufficient capacity to receive the waste volume we handle. In addition, we have approximately 13,500 collection vehicles and over 100,000 containers to serve our collection customers. They endure rough conditions each day and must be routinely maintained and replaced.

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

Results of operations. During the second quarter of 2004, internal revenue growth increased 1.4% and was driven by increases in average price per unit. Second quarter 2004 was the third consecutive quarter in which we generated positive revenue growth from year over year average price per unit. Core business same store volumes were slightly negative when comparing second quarter 2004 to the same period in 2003. The internal growth in revenues approximately offset inflationary cost increases, while costs incurred for vehicle maintenance and costs directly associated with the implementation of standards and best practices across the company contributed to a decline in operating income.

Recent economic data has indicated improving trends and recovery in the overall economy. Consistent with past business cycles, we believe the improvement in our operating results from a recovery will lag the overall economic recovery. We believe that a stronger economic recovery could drive greater volume growth, increase capacity utilization and therefore more positively affect average per unit pricing. We anticipate that costs will continue to increase from normal inflation. In addition, we currently expect our insurance and financial assurance costs to continue to increase at a rate in excess of inflation.

At the beginning of 2004, we began efforts to implement best practice programs throughout our organization. We believe the investment we are making in implementing best practice programs in the areas of revenue enhancement, operations, human resources and finance will provide benefits to the overall business through improved operating margins over the long-term. We expect to incur costs associated with the implementation of these programs of approximately $40 million in 2004 and to decrease to a rate of $10 million to $12 million annually for on-going support costs. We expect to be able to produce approximately $65 million of net benefits in 2005, with benefits potentially increasing to approximately $150 million over the long-term.

Our original expectation of the operating results for the full year 2004 have decreased due to the expected amount of costs to be incurred during 2004 for the implementation of best practice programs increasing and we have not been able to realize the benefits from an economic recovery to the extent that we had originally anticipated.

Financing activities. We continue to focus on maximizing cash flow to repay debt and to seek opportunities to create additional cash flow through the reduction in interest cost. During the first six months of 2004, we reduced our debt balance by $362.0 million to $7.9 billion primarily through the application of cash on our balance sheet at December 31, 2003. We continue to de-lever the company and improve our debt to total capitalization, which decreased to 75.7% at June 30, 2004 from 76.6% at December 31, 2003.

During the first six months of 2004, we refinanced $2.0 billion of debt which enabled us to reduce the weighted average interest rate on these borrowings from 9% to approximately 6% and extend maturities from 2009 to 2011, 2014 and 2034. In connection with these refinancing activities, we paid in total approximately $158 million in premiums and debt issuance costs and charged approximately $147 million to interest expense and other for the premiums paid and the non-cash write-off of deferred financing costs. During the remainder of 2004, we may continue to address opportunities in the capital markets that enable us to extend some of our debt maturities and further reduce future interest costs and potentially fund future growth of our operations.

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

Revenues by Service Line (in millions):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Collection
Residential	$577.4	$565.9	$293.7	$287.5
Commercial	676.7	682.9	340.0	346.0
Roll-off (1)	588.3	583.6	307.4	308.4
Recycling	102.9	98.7	52.8	51.8

Total Collection	1,945.3	1,931.1	993.9	993.7
Disposal
Landfill(2)	313.5	300.9	168.5	165.5
Transfer	201.5	192.2	108.4	103.1

Total Disposal	515.0	493.1	276.9	268.6
Recycling – Commodity	114.1	92.0	60.4	51.0
Other	62.7	57.4	31.1	29.2

Total Revenues	$2,637.1	$2,573.6	$1,362.3	$1,342.5

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles. Roll-off containers are generally uncovered containers that range in size from 20 to 40 cubic yards.

(2)	Landfill revenues are presented net of landfill taxes.

We have organized our operations into four geographic areas. Our operations are not concentrated in any one geographic area. The following table shows our revenues by geographic area in total and as a percentage of total revenues.

Revenues by Area (1) (in millions, except percentages):

	Six Months Ended June 30,
	2004		2003
Eastern	$706.8	26.8%	$683.1	26.5%
Southern	638.1	24.2	637.7	24.8
Central	650.6	24.7	636.0	24.7
Western	621.0	23.5	598.5	23.3
Other(2)	20.6	0.8	18.3	0.7

Total Revenues	$2,637.1	100.0%	$2,573.6	100.0%

	Three Months Ended June 30,
	2004		2003
Eastern	$367.4	27.0%	$358.7	26.7%
Southern	323.0	23.7	325.4	24.2
Central	345.8	25.4	341.6	25.5
Western	317.4	23.3	306.9	22.9
Other (2)	8.7	0.6	9.9	0.7

Total Revenues	$1,362.3	100.0%	$1,342.5	100.0%

(1)	See discussion in Note 11 to our consolidated financial statements.

(2)	Amounts relate primarily to our subsidiaries which provide services throughout the organization.

Operating Expenses. Cost of operations includes expenses related to labor, costs to dispose of waste at third-party disposal facilities, repairs and maintenance, costs of independent haulers transporting our waste to the disposal site, vehicle operating costs including fuel, landfill operating costs, safety and insurance, and other operating costs such as equipment and facility rent, utilities, environmental compliance and remediation. Approximately 66% of our fuel consumption is under fixed price purchase contracts. Based on the average market price of fuel during the quarter ended June 30, 2004 and the current contractual terms, we realized approximately $30 million in annual benefits from these contracts. These contracts expire in early 2005. Landfill operating costs consist of landfill taxes, host community fees, landfill royalty payments, landfill site maintenance and other equipment operating expenses and accretion expense for capping, closure and post-closure monitoring liabilities. Reimbursement from third parties, primarily insurance carriers relating to environmental and remedial costs, are included in cost of operations as an offset to environmental expenses. In addition, gains or losses on sale of assets used in our operations are included in cost of operations.

Selling, general and administrative expenses include compensation and overhead for corporate and field general management, accounting and finance, legal, management information systems and clerical and administrative departments, in addition to sales, investor and community relations and provisions for estimated uncollectible accounts receivable. In addition, fees for professional services provided by third parties, such as accountants, lawyers and consultants are included in selling, general and administrative expenses.

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

Statement of Operations Data:

	Three Months Ended June 30,
	2004		2003
Revenues	$1,362.3	100.0%	$1,342.5	100.0%
Cost of operations	839.5	61.6	816.4	60.8
Selling, general and administrative expenses	134.0	9.8	117.8	8.8
Depreciation and amortization	145.4	10.7	138.3	10.3

Operating income	243.4	17.9	270.0	20.1
Interest expense and other	259.4	19.1	234.9	17.5

Income (loss) before income taxes	(16.0)	(1.2)	35.1	2.6
Income tax expense (benefit)	(7.4)	(0.6)	15.6	1.2
Minority interest	0.8	0.1	0.4	0.0

Income (loss) from continuing operations	(9.4)	(0.7)	19.1	1.4
Discontinued operations, net	(5.8)	(0.4)	11.8	0.9

Net income (loss)	(15.2)	(1.1)	30.9	2.3
Dividends on preferred stock	(5.4)	(0.4)	(25.3)	(1.9)

Net income (loss) available to common shareholders	$(20.6)	(1.5)%	$5.6	0.4%

	Six Months Ended June 30,
	2004		2003
Revenues	$2,637.1	100.0%	$2,573.6	100.0%
Cost of operations	1,629.4	61.8	1,563.3	60.8
Selling, general and administrative expenses	264.6	10.0	235.0	9.1
Depreciation and amortization	278.5	10.6	265.5	10.3

Operating income	464.6	17.6	509.8	19.8
Interest expense and other	471.4	17.9	426.5	16.6

Income (loss) before income taxes	(6.8)	(0.3)	83.3	3.2
Income tax expense (benefit)	(3.7)	(0.1)	35.8	1.4
Minority interest	1.3	0.0	0.9	0.0

Income (loss) from continuing operations	(4.4)	(0.2)	46.6	1.8
Discontinued operations, net	(7.8)	(0.3)	17.5	0.7
Cumulative effect of change in accounting principle, net of tax	—	—	29.0	1.1

Net income (loss)	(12.2)	(0.5)	93.1	3.6
Dividends on preferred stock	(10.8)	(0.4)	(45.3)	(1.8)

Net income (loss) available to common shareholders	$(23.0)	(0.9)%	$47.8	1.8%

Three and Six Months Ended June 30, 2004 and 2003

Revenues. Revenues increased 1.5% and 2.5% in the three and six months ended June 30, 2004 as compared to the same periods in 2003. Following is a summary of the change in revenues (in millions):

	Three Months	Six Months
Reported revenues for the period ended June 30, 2003	$1,342.5	$2,573.6
Core business internal growth (1)
Increase from average per unit price change	20.6	25.1
Increase (decrease) from volume change	(2.2)	27.1
Net divested revenues (2)	(10.1)	(17.8)
Increase in commodity and other revenues	11.5	29.1

Reported revenues for the period ended June 30, 2004	$1,362.3	$2,637.1

(1)	Represents revenues from collection, transfer and landfill services on a same store basis.

(2)	Excludes amounts reclassified to discontinued operations.

For both the three and six months ended June 30, 2004, we experienced increases in core business revenues due to positive average per unit price changes in the collection, transfer and landfill lines of business. The growth in our average per unit price is a result of our continued focus on effective price increases, properly managing the pricing of new work and allowing under-priced work to be replaced with more profitable work.

For the quarter ended June 30, 2004, core business internal growth from the change in volume remained relatively flat with a slight decrease in landfill volumes. Landfill volumes decreased when compared to the same period in the prior year primarily due to a decrease in special waste and the expiration of certain large contracts. The decrease in special waste is primarily a function of a year over year comparison in which the prior year had an unusually large special waste inflow. For the six months ended June 30, 2003, we experienced slightly positive volume growth in the collection, transfer and landfill line of businesses.

Commodity and other revenue increased primarily due to an increase in the average per unit price received for old corrugated cardboard and various grades of paper, our primary commodities.

Cost of Operations. Cost of operations increased 2.8% and 4.2% in the three and six months ended June 30, 2004 as compared to the same periods in 2003. The increase for the quarter is primarily attributable to inflationary cost increases, increases in vehicle maintenance expense partially due to procedures implemented during 2004 related to our best practice programs and increases in commodity rebates due to the increase in the price of our primary commodities. The increase for the six month period is attributable to these factors as well as an increase in volume based operating costs (such as labor, transportation and vehicle operating costs).

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 13.8% and 12.6% in the three and six months ended June 30, 2004 as compared to the same periods in 2003. The increase for both the three and six month periods is primarily attributable to (i) direct costs incurred associated with efforts initiated in 2004 to implement standards and best practices across the company, (ii) an increase in professional fees for incremental costs associated with increased corporate governance regulations and labor relations, and (iii) an increase in incentive plans and benefits costs.

Depreciation and Amortization. Depreciation and amortization increased 5.1% and 4.9% in the three and six months ended June 30, 2004 as compared to the same periods in 2003. The increase for both the six and three months ended June 30, 2004 was primarily attributable to an increase in landfill amortization rates. In addition, for the six months ended June 30, 2004, we experienced an increase of 2.5% in landfill volumes (which includes intercompany volumes).

Interest Expense and Other. Interest expense and other increased by 10.4% and 10.5% in the three and six months ended June 30, 2004 as compared to the same period in 2003. Following are the components of interest expense and other (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest Expense and Other —
Interest expense, gross	$146.4	$173.8	$308.8	$349.5
Cash settlement on non-hedge accounting interest rate swap contracts	2.4	12.5	10.7	26.0
Interest income	(0.0)	(0.7)	(1.8)	(1.6)
Interest capitalized for development projects	(3.1)	(3.8)	(6.6)	(7.2)
Accretion of debt and amortization of debt issuance costs	7.2	8.4	13.8	18.0
Non-cash loss (gain) on non-hedge accounting interest rate swap contracts	10.4	(11.2)	(6.6)	(21.1)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	2.0	5.4	6.7	12.3
Costs incurred to early extinguish debt	94.3	52.1	146.8	53.8
Interest expense allocated to discontinued operations	(0.2)	(1.6)	(0.4)	(3.2)

Interest expense and other from continuing operations	$259.4	$234.9	$471.4	$426.5

The decrease in interest expense, gross and cash settlement on non-hedge accounting interest rate swap contracts is primarily attributable to our continued debt repayment, reduction in our average interest rate through opportunistic refinancing transactions and the maturing of higher rate interest rate swap contracts. The costs incurred to early extinguish debt during the three months ended June 30, 2004 relates to approximately $81.3 million of premiums paid and $13.0 million of the non-cash write-off of deferred financing costs and approximately $122.0 million of premiums paid and $24.8 million of the non-cash write-off of deferred financing costs for the six months ended June 30, 2004. These costs are associated with the repurchase of $1.149 billion senior subordinated notes and the redemption of $875 million of 7.875% senior notes, both of which were due in 2009.

The change in non-cash loss (gain) on non-hedge accounting interest rate swap contracts is due to changes in the market value of the underlying interest rate swap contract driven by both changes in prevailing interest rates and the remaining term of the interest rate swap contract. The decrease in amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts is attributable to de-designated interest rate swap contracts that matured during 2003.

Discontinued Operations. For the three and six months ended June 30, 2004, discontinued operations included a net after tax loss of approximately $5.8 million ($1.1 million pre-tax gain) and approximately $7.8 million ($3.0 million pre-tax gain), respectively, for the divestiture of certain operations in Florida. For the three and six months ended June 30, 2003, discontinued operations included a net after tax gain of approximately $11.8 million ($11.4 million pre-tax loss) and approximately $17.5 million ($2.3 million pre-tax loss), respectively, for the divestiture of operations in South Carolina, Georgia, Colorado, New Jersey, Virginia and Florida.

Cumulative Effect of Change in Accounting Principle. In 2003, upon adoption of SFAS 143, Accounting for Asset Retirement Obligations, we recorded a cumulative effect of change in accounting principle of $29.0 million, net of income tax expense of $19.4 million.

Dividends on Preferred Stock. Dividends on preferred stock were $5.4 million and $25.3 million for the second quarter of 2004 and 2003, respectively, and $10.8 million and $45.3 million for the six months ended June 30, 2004 and 2003, respectively. Dividends on preferred stock decreased by 79% and 76%, respectively, in the three and six months ended June 30, 2004 as compared to the same periods in 2003. In April 2003, we issued Series C Mandatory Convertible Preferred Stock with 6.25% dividends payable in cash. Dividends in 2003 included a non-cash 6.5% liquidation preference on our Series A Senior Convertible Preferred Stock. In December 2003, we completed the exchange of the Series A Preferred Stock to common stock, which included the cumulative dividends that had been accrued.

Liquidity and Capital Resources

We meet operational liquidity needs with operating cash flow. Our primary liquidity and capital needs are capital expenditures for vehicles, containers and landfill development, debt service costs, scheduled debt maturities and capping, closure, post-closure and environmental expenditures. We have historically generated reasonably stable operating cash flows.

When we cannot meet our liquidity needs with operating cash flow, we meet those needs with borrowings under our revolving credit facility. We have a $1.5 billion commitment until 2008 under our revolving credit facility, which we believe is adequate to meet our liquidity needs. At June 30, 2004, we had $11.8 million drawn and $590.0 million in letters of credit drawn on the revolving credit facility, leaving $898.2 million of availability. Additionally, we have a $200 million commitment until 2008 under our institutional letter of credit facility to supplement our revolving credit facility to meet letter of credit requirements, all of which was used at June 30, 2004.

We continuously seek opportunities to increase our cash flow through improving cash flow from operations, including reducing our interest cost. Historically we have used bank financings and capital markets transactions to meet our refinancing requirements. We have not historically experienced difficulty in obtaining financing or refinancing existing debt. We expect to continue to seek such opportunities in the future to the extent such opportunities are available to us.

Following is a summary of the primary sources and uses of cash during the following periods (in millions):

	Six Months Ended June 30,
	2004	2003
Sources of cash
Cash provided by continuing operations	$184.4	$358.7
Decrease in cash balance	402.7	113.7
Proceeds from issuance of common and preferred stock	—	427.5
Net proceeds from divestitures, net of acquisitions	40.8	14.1
Proceeds from the sale of fixed assets	5.8	11.5
Other non-operating net cash inflows	9.2	5.8

Total	$642.9	$931.3

Uses of cash
Capital expenditures	$201.9	$214.1
Debt payments, net of debt proceeds	363.8	678.9
Debt issuance costs	35.9	43.0
Payment of preferred stock cash dividends	10.8	—
Decrease (increase) in disbursement account	30.5	(4.7)

Total	$642.9	$931.3

Cash provided by continuing operations decreased by 48.6% during the first six months of 2004 when compared to the same period in 2003 primarily due to the payment of $122.0 million of premiums for refinancing transactions in 2004 and a reduction in working capital of $64.6 million that was primarily attributable to the timing of payment of interest, taxes and other operating expenditures.

2004 Financing Transactions

The following transactions were completed during the first six months of 2004:

We repaid our $225 million 7.375% senior notes due 2004 on January 2, 2004 with our cash balance at December 31, 2003 that was generated in 2003 from cash flow from operations and divestiture proceeds.

We issued $400 million of 5.75% senior notes due 2011 and $425 million of 6.125% senior notes due 2014. We used the proceeds from the sale of these notes to redeem $825 million of our 7.875% senior notes due 2009 at a redemption price of 103.9375%. In May 2004, we redeemed the remaining $50 million of the $875 million 7.875% senior notes due 2009 at a redemption price of 103.9375%.

We repurchased $93.9 million of our 10% senior subordinated notes due 2009 using the remaining proceeds from the $350 million 6.5% senior notes issued in November 2003 due 2010.

In April 2004, we funded a new $150 million Term Loan D due 2010 priced at LIBOR plus 250 basis points under the 2003 Credit Agreement. We used the proceeds from the Term Loan D, along with proceeds from the following transactions, to repurchase $1.055 billion of our 10% senior subordinated notes due 2009 through the completion of a tender offer and open-market repurchases:

•	$400 million of 7.375% senior unsecured notes due 2014,

•	$275 million of 6.375% senior notes due 2011, and

•	$230 million of 4.25% senior subordinated convertible debentures due 2034.

In connection with the 2004 financing transactions discussed above, which reduced the weighted average interest rate on approximately $2.0 billion of borrowings from 9% to 6%, we paid premiums and issuance costs of approximately $158 million ($55 million in first quarter and $103 million in second quarter) and recorded a charge to interest expense and other of approximately $147 million ($53 million in first quarter and $94 million in second quarter) for premiums paid and the non-cash write-off of deferred financing costs.

In August 2004, we redeemed an additional $75 million of our 10% senior subordinated notes due 2009 for $78.75 million.

Financing Plan

We are a highly leveraged company with $7.9 billion of outstanding debt at June 30, 2004. The vast majority of our debt was incurred to acquire solid waste companies during the past 10 years. We incurred and assumed over $11 billion of debt to acquire BFI in 1999. Since the acquisition of BFI, we have repaid debt with cash flow from operations, asset sales and the issuance of equity. We intend to continue to reduce our debt balance until we reach credit ratios that we believe will allow us to benefit from an investment grade-like cost of capital. We believe those benefits will be realized when the following ratios approach the indicated ranges:

•	Debt to EBITDA between 3.5:1 and 3.0:1

•	EBITDA to Interest between 3.0:1 and 3.5:1

•	Debt to Book Value Market Capitalization between 60% and 65%

We are unable to predict or forecast which debt rating will be assigned by the rating agencies, or when new ratings will be assigned by them. We believe that as we move toward these ratios, when compared to today, we will have additional opportunities to reduce our cost of debt below our current level, provide opportunities to increase liquidity, and allow more flexibility in deciding the most appropriate use of our cash flow.

Between now and then, we will continue to maximize operating cash flows to facilitate repayment of our scheduled debt maturities and opportunistically reduce interest costs through refinancing transactions to the extent economically beneficial as evidenced by the refinancing of $1.1 billion 10% senior subordinated notes due 2009 and the other financing transactions completed in 2003 and 2004. Because of our historical experience of producing stable cash flows, we believe that we will continue to generate cash flow from operations after funding capital expenditures to be used to repay debt. In the future, we expect to continue to acquire operations that strengthen existing markets and increase vertical integration. In addition, we will continue to evaluate our performance and divest operations that do not maximize operating efficiencies.

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

Contractual Obligations

The following table provides additional maturity detail of our long-term debt obligations at June 30, 2004 (in millions):

Debt	2004	2005	2006	2007	2008	2009	Thereafter	Total
Revolving Credit Facility (A):	$—	$—	$—	$—	$11.8	$—	$—	$11.8
Term loan B due 2010	15.0	15.0	15.0	15.0	15.0	15.0	1,095.0	1,185.0
Term Loan C due 2010	3.1	3.1	3.1	3.1	3.1	3.1	231.4	250.0
Term Loan D due 2010	1.9	1.9	1.9	1.9	1.9	1.9	138.6	150.0
Receivables secured loan (B)	—	139.3	—	—	—	—	—	139.3
7.875% BFI Senior notes	—	69.5	—	—	—	—	—	69.5
7.625% Senior notes	—	—	600.0	—	—	—	—	600.0
8.875% Senior notes	—	—	—	—	600.0	—	—	600.0
8.50% Senior notes	—	—	—	—	750.0	—	—	750.0
6.375% BFI Senior notes	—	—	—	—	161.2	—	—	161.2
10.00% Senior sub notes due 2009	—	—	—	—	—	345.0	—	345.0
6.50% Senior notes due 2010	—	—	—	—	—	—	350.0	350.0
5.75% Senior notes due 2011	—	—	—	—	—	—	400.0	400.0
6.375% Senior notes due 2011	—	—	—	—	—	—	275.0	275.0
9.25% Senior notes due 2012	—	—	—	—	—	—	375.0	375.0
7.875% Senior notes due 2013	—	—	—	—	—	—	450.0	450.0
7.375% Senior unsecured notes due 2014	—	—	—	—	—	—	400.0	400.0
6.125% Senior notes due 2014	—	—	—	—	—	—	425.0	425.0
9.25% BFI debentures due 2021	—	—	—	—	—	—	99.5	99.5
7.40% BFI debentures due 2035	—	—	—	—	—	—	360.0	360.0
4.25% Senior sub convertible debentures due 2034	—	—	—	—	—	—	230.0	230.0
Other debt	3.7	17.1	7.0	1.6	1.0	1.2	301.9	333.5

Total principal due	$23.7	$245.9	$627.0	$21.6	$1,544.0	$366.2	$5,131.4	$7,959.8
Discount, net								(87.7)

Total debt balance								$7,872.1

(A)	At June 30, 2004, under our 2003 Credit Facility, we had a revolver capacity commitment of $1.5 billion with $11.8 million outstanding and $590.0 million of letters of credit outstanding, providing us remaining availability of $898.2 million. In addition, we had an institutional letter of credit facility of $200 million available under the 2003 Credit Facility, all of which was used for letters of credit outstanding.

(B)	The receivables secured loan is a 364 day facility that has a maturity of March 2005. At that time we intend to renew the loan agreement. If we are unable to renew the loan agreement, we would refinance any amounts outstanding with our revolving credit facility which matures in 2008 or with other long-term borrowings. Although we intend to renew the loan agreement in March 2005 and do not expect to repay the amounts within the next twelve months, the loan is classified as current because it has a contractual maturity of less than one year.

Debt Covenants. At June 30, 2004, we were in compliance with all financial covenants under our 2003 Credit Facility and our indentures. At June 30, 2004, Total Debt/EBITDA(1) ratio, as defined by the 2003 Credit Facility, was 5.03:1 and our EBITDA(1)/Interest ratio was 2.12:1. We are not subject to any minimum net worth covenants and we have no credit rating triggers.

(1)	EBITDA used for covenants is calculated in accordance with the definition in our credit facility agreement (see exhibit 99.1 to our current report on Form 8-K dated April 15, 2004). In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants.

Failure to comply with the financial covenants under our 2003 Credit Facility, as well as the occurrence of certain material adverse events, would constitute default under the credit agreement and would allow the lenders under the 2003 Credit Facility to accelerate the maturity of all indebtedness under the credit agreement. In addition, maturity acceleration on the 2003 Credit Facility constitutes an event of default under our other debt instruments, including our senior notes and our senior subordinated notes and, therefore, these would also be subject to acceleration of maturity. If such acceleration of maturities of indebtedness were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under the 2003 Credit Facility for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or assets sales, if necessary. We may be unable to amend the 2003 Credit Facility or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

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

Accounting Standards

For a description of the new accounting standards that affect us. see Note 1 to our consolidated financial statements included under Item 1 of this Form 10-Q.

Disclosure Regarding Forward Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Forward Looking Statements). All statements, other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Examples of these Forward Looking Statements include, among others, statements regarding:

•	our business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, including our market-specific acquisitions and divestitures;

•	our ability to obtain financing, refinance existing debt, reduce interest cost, accelerate our de-leveraging process, and to extend debt maturities;

•	the adequacy of our operating cash flow and revolving credit facility to make payments on our indebtedness and fund other liquidity needs;

•	our ability to generate cash flows from operations after funding capital expenditures at similar levels as what we generated over the last three years;

•	our ability to increase revenue growth and internal growth by increasing volumes collected and disposed and by increasing the rates for the services we provide;

•	our ability to pay cash dividends in the future;

•	our expectation that we may become an investment grade investment in the future;

•	our ability to achieve credit ratios that would allow us to receive benefits of a cross over investment grade company and/or investment grade-like cost of capital;

•	our estimates of future expenses, including amortization expense;

•	our ability to achieve cost reductions in the future;

•	our estimates of future annual interest cost reductions;

•	our ability to perform our obligations under financial assurance contracts and our expectation that financial assurance contracts will not materially increase;

•	underlying assumptions including internal growth as well as general economic and financial market conditions;

•	our expectation that our casualty, property or environmental claims or other contingencies will not have a material effect on our operations;

•	our estimate of federal and state income taxes and penalties required to be paid if we do not prevail in our appeal of the IRS’ disallowance of capital losses related to BFI;

•	our belief that the costs of settlements or judgments arising from litigation and the effects of settlements or judgments on our consolidated liquidity, financial position or results of operation will not be material; and

•	our ability to achieve benefits, including the timing and amount of any benefits, resulting from the implementation of standards and best practice programs and our estimates of costs associated with the implementation.

These Forward-Looking Statements involve risks and uncertainties which could cause actual results to differ materially including, without limitation: (1) weakness in the U.S. economy in 2004 may cause a decline in the demand for our services (particularly in the commercial and industrial sectors), a decline in the price of commodities sold by us, increased competitive pressure on pricing and generally make it more difficult for us to predict economic trends; (2) we may be impeded in the successful integration of acquired businesses and its market development efforts, which may cause significant increases in our waste disposal expenses; (3) we may be unsuccessful in achieving greater aggregate revenues from price increases; (4) a change in interest rates or a reduction in the Company’s cash flow could impair our ability to service and reduce our debt obligations; (5) volatility in interest rates may, among other things, affect earnings due to possible mark to market changes on certain interest rate hedges; (6) divestitures by us may not raise funds exceeding financing needed for acquisitions or may not occur at all; (7) severe weather conditions could impair our operating results; (8) the covenants in our credit facilities and indentures may limit our ability to operate our business; (9) we could be unable to obtain required permits; (10) we may be unable to raise additional capital to meet our operational needs; (11) increases in post-closure costs could result in an increase in our operating costs; (12) we may be unable to obtain financial assurances; (13) the loss of services of any members of senior management may affect our operating abilities; (14) government regulations may increase the cost of doing business; (15) potential liabilities, including the outcome of litigation brought by government agencies, liabilities associated with our acquisitions and hazardous substance and environmental liabilities could increase costs; (16) potential increases in commodity, insurance and fuel prices may make it more expensive to operate our business; (17) union initiated work stoppages may increase our operating costs or disrupt our operations; and (18) potential errors in accounting estimates and/or judgments.

Other factors which could materially affect the Forward-Looking Statements in this Form 10-Q can be found in our periodic reports filed with the Securities and Exchange Commission, including risk factors detailed in Management’s Discussion and Analysis in our Form 10-K for the year ended December 31, 2003 and Form 10-Q for the quarter ended March 31, 2004. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the Forward-Looking Statements and are cautioned not to place undue reliance on such Forward-Looking Statements. The Forward-Looking Statements made herein are only made as of the date of this quarterly report on Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Note 5 “Long-term Debt” and Note 6 “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for the year ended December 31, 2003 in our current report on Form 8-K filed on May 10, 2004 and Notes 4 and 5 in this Form 10-Q.

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

     None.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 21, 2004, our annual meeting of our stockholders was held at which we submitted to a vote of our stockholders the following proposals:

(1) Election of directors as follows:

	Number of Votes for	Number of Votes Withheld
Thomas H. Van Weelden	301,464,316	6,523,487
Robert Agate	301,697,272	6,290,531
Leon D. Black	301,828,367	6,159,436
James W. Crownover	301,697,372	6,290,431
Michael Gross	293,972,375	14,015,428
Dennis Hendrix	301,628,367	6,359,436
J. Tomilson Hill	294,041,475	13,946,328
Lawrence V. Jackson	301,930,229	6,057,574
Nolan Lehmann	301,211,916	6,775,887
Howard A. Lipson	294,041,475	13,946,328
Antony P. Ressler	294,041,570	13,946,233
Warren B. Rudman	301,905,649	6,082,154

	Results of the Vote
	Affirmative	Against	Abstentions	Broker non-votes
(2) To ratify PricewaterhouseCoopers LLP as the Company’s independent auditor for fiscal year 2004	302,973,863	1,578,282	3,435,658	—
(3) Shareholder proposal on expensing stock options	109,734,767	168,002,812	4,054,209	26,196,015
(4) Shareholder proposal on reporting to shareholders on effects of measures to oppose privatization	7,197,644	267,428,824	7,165,320	26,196,015

Item 5. Other Information

In July 2004, Charles H. Cotros was appointed to our Board of Directors. Mr. Cotros began his career in the foodservice industry in 1960 with his family’s business, Tri-State General Food Supply. After the company merged with SYSCO in 1974 he served in various positions of increasing responsibility and was elected chief operating officer in 1995, president in 1999, chief executive officer and chairman of the board in 2000. Mr. Cotros is a graduate of Christian Brothers College, where he has served on the Board of Trustees since 1992. Mr. Cotros also serves on the Boards of Directors of AmerisourceBergen Corporation and Riviana Foods, Inc. Mr. Cotros is as a member of the Management Development/Compensation Committee and Governance Committee.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits —

10.1	Fourteenth Supplemental Indenture governing the 7-3/8% Series A Senior Notes due 2014, dated April 20, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.22 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.2	Indenture, dated as of April 20, 2004, among Allied Waste Industries, Inc., and U.S. Bank Trust National Association, as Trustee, regarding the 4-1/4% Senior Subordinated Convertible Debentures due 2034 of Allied Waste Industries, Inc. Exhibit 10.24 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

31.1*	Section 302 Certification of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer

31.2*	Section 302 Certification of Peter S. Hathaway, Executive Vice President and Chief Financial Officer

32*	Certification Pursuant to 18 U.S.C.§1350 of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer

* Filed herewith.

     (b) Reports on Form 8-K during the Quarter Ended June 30, 2004 —

April 6, 2004	Our current report on Form 8-K to file under Item 9 the announcement that Allied commenced an offering of $250 million of senior notes and $400 million of senior unsecured notes.

April 6, 2004	Our current report on Form 8-K to file under Item 9 the announcement that Allied commenced an offering of $200 million of senior subordinated convertible debentures.

April 8, 2004	Our current report on Form 8-K to file under Item 9 the announcement that Allied had priced its’ debt offerings.

April 14, 2004	Our current report on Form 8-K to file under Item 7 exhibits relating to Allied’s public offering of $200 million of subordinated convertible debentures.

April 15, 2004	Our current report on Form 8-K to file under Item 7 Allied’s amended and restated Credit Agreement dated March 30, 2004.

April 27, 2004	Our current report on Form 8-K to announce the financial results for the quarter ended March 31, 2004.

May 10, 2004	Our current report on Form 8-K to file under Item 7 revised and updated historical information previously filed in our 2003 Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WASTE INDUSTRIES, INC.

By:	/s/ PETER S. HATHAWAY

Peter S. Hathaway
Executive Vice President and Chief Financial Officer

By:	/s/ JAMES E. GRAY

James E. Gray
Vice President, Controller and
Chief Accounting Officer

Date: August 5, 2004

Exhibit Index

10.1	Fourteenth Supplemental Indenture governing the 7-3/8% Series A Senior Notes due 2014, dated April 20, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.22 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.2	Indenture, dated as of April 20, 2004, among Allied Waste Industries, Inc., and U.S. Bank Trust National Association, as Trustee, regarding the 4-1/4% Senior Subordinated Convertible Debentures due 2034 of Allied Waste Industries, Inc. Exhibit 10.24 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

31.1*	Section 302 Certification of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer

31.2*	Section 302 Certification of Peter S. Hathaway, Executive Vice President and Chief Financial Officer

32*	Certification Pursuant to 18 U.S.C.§1350 of Thomas H. Van Weelden, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer

* Filed herewith.