Form 10-Q
period 2004-09-30
ALLIED WASTE INDUSTRIES INC
filed 2004-11-04
CIK 848865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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
Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes [X] No [  ]

     Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding as of October 26, 2004
Common Stock	318,249,345

ALLIED WASTE INDUSTRIES, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004

ALLIED WASTE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current Assets —
Cash and cash equivalents	$66.7	$444.7
Accounts receivable, net of allowance of $18.0 and $22.4	711.4	651.3
Prepaid and other current assets	81.6	108.8
Deferred income taxes, net	80.8	80.8

Total current assets	940.5	1,285.6
Property and equipment, net	3,999.2	4,018.9
Goodwill	8,317.7	8,313.0
Other assets, net	202.3	243.4

Total assets	$13,459.7	$13,860.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$243.3	$249.6
Accounts payable	464.6	477.5
Current portion of accrued capping, closure, post-closure and environmental costs	98.9	95.2
Accrued interest	155.2	174.1
Other accrued liabilities	353.3	352.6
Unearned revenue	222.0	218.8

Total current liabilities	1,537.3	1,567.8
Long-term debt, less current portion	7,594.0	7,984.5
Deferred income taxes	171.8	128.5
Accrued capping, closure, post-closure and environmental costs, less current portion	793.8	790.1
Other long-term obligations	790.2	872.3
Stockholders’ Equity —
Series C senior mandatory convertible preferred stock, $0.10 par value, 6.9 million shares authorized, issued and outstanding, liquidation preference of $50.00 per share, net of $12 million of issuance costs	333.1	333.1
Common stock; $0.01 par value; 525 million authorized shares; 317.5 million and 320.1 million shares issued and outstanding	3.2	3.2
Additional paid-in capital	2,322.1	2,318.5
Accumulated other comprehensive loss	(75.1)	(94.5)
Retained deficit	(10.7)	(42.6)

Total stockholders’ equity	2,572.6	2,517.7

Total liabilities and stockholders’ equity	$13,459.7	$13,860.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

ALLIED WASTE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts, unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$4,014.8	$3,935.2	$1,377.7	$1,361.6
Cost of operations	2,503.8	2,385.0	874.4	821.7
Selling, general and administrative expenses	397.0	353.7	132.4	118.7
Depreciation and amortization	421.2	404.7	142.7	139.2

Operating income	692.8	791.8	228.2	282.0
Interest expense and other	611.8	620.8	140.4	194.3

Income before income taxes	81.0	171.0	87.8	87.7
Income tax expense	42.8	74.5	46.5	38.7
Minority interest	(2.9)	1.4	(4.2)	0.5

Net income from continuing operations	41.1	95.1	45.5	48.5
Income (loss) from discontinued operations, net of tax	(9.2)	7.4	(1.4)	(10.1)
Cumulative effect of change in accounting principle, net of tax	—	29.0	—	—

Net income	31.9	131.5	44.1	38.4
Dividends on preferred stock	(16.2)	(71.8)	(5.4)	(26.5)

Net income available to common shareholders	$15.7	$59.7	$38.7	$11.9

Basic EPS:
Continuing operations	$0.08	$0.12	$0.13	$0.11
Discontinued operations	(0.03)	0.04	(0.01)	(0.05)
Cumulative effect of change in accounting principle	—	0.14	—	—

Net income available to common shareholders	$0.05	$0.30	$0.12	$0.06

Weighted average common shares	314.8	198.3	315.6	203.0

Diluted EPS:
Continuing operations	$0.08	$0.12	$0.13	$0.11
Discontinued operations	(0.03)	0.04	(0.01)	(0.05)
Cumulative effect of change in accounting principle	—	0.14	—	—

Net income available to common shareholders	$0.05	$0.30	$0.12	$0.06

Weighted average common and common equivalent shares	319.0	201.6	319.2	206.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIED WASTE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities —
Net income	$31.9	$131.5
Discontinued operations, net of tax	9.2	(7.4)
Adjustments to reconcile net income to cash provided by operating activities from continuing operations —
Provisions for:
Depreciation and amortization	421.2	404.7
Doubtful accounts	13.8	16.2
Accretion of debt and amortization of debt issuance costs	20.3	24.9
Deferred income tax expense	20.7	57.3
Gain on sale of fixed assets	(4.8)	(0.1)
Non-cash reduction in acquisition accruals	(8.4)	(8.5)
Non-cash gain on non-hedge accounting interest rate swap contracts, net	(15.3)	(36.5)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	6.7	17.7
Write-off of deferred debt issuance costs	25.6	55.9
Cumulative effect of change in accounting principle, net of tax	—	(29.0)
Change in operating assets and liabilities, excluding the effects of purchase acquisitions—
Accounts receivable, prepaid expenses, inventories and other	(79.9)	(67.1)
Accounts payable, accrued liabilities, unearned revenue, and other	11.8	56.3
Capping, closure and post-closure accretion	36.0	33.3
Capping, closure, post-closure and environmental expenditures	(50.8)	(44.1)

Cash provided by operating activities from continuing operations	438.0	605.1

Investing activities —
Cost of acquisitions, net of cash acquired	(9.3)	(57.3)
Proceeds from divestitures, net of cash divested	46.8	119.8
Proceeds from sale of fixed assets	7.9	14.5
Capital expenditures, excluding acquisitions	(366.3)	(347.0)
Capitalized interest	(9.9)	(11.7)
Change in deferred acquisition costs, notes receivable and other, net	7.3	(6.0)

Cash used for investing activities from continuing operations	(323.5)	(287.7)

Financing activities —
Net proceeds from sale of Series C Preferred Stock	—	333.1
Proceeds from long-term debt, net of issuance costs	2,646.4	2,687.7
Payments of long-term debt	(3,085.3)	(3,414.3)
Payments of preferred stock dividend	(16.2)	(4.8)
Change in disbursement account	(41.1)	(3.4)
Net proceeds from sale of common stock, exercise of stock options and other, net	3.7	97.4

Cash used for financing activities from continuing operations	(492.5)	(304.3)

Cash provided by discontinued operations	—	17.7

Increase (decrease) in cash and cash equivalents	(378.0)	30.8
Cash and cash equivalents, beginning of period	444.7	179.4

Cash and cash equivalents, end of period	$66.7	$210.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Allied Waste Industries, Inc., (Allied, we or the Company), a Delaware corporation, is the second largest, non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous waste collection, transfer, recycling and disposal services in 37 states geographically identified as the Central, Eastern, Southern and Western areas of the United States. Beginning in the fourth quarter of 2004, we realigned our operating organization by eliminating the four geographic areas and reducing the number of regions from twelve to nine. These actions reflect our on-going efforts to maximize efficiency and improve effectiveness. As a result of these actions, we anticipate that restructuring and other costs will be approximately $5 million, a portion of which will be expensed in the fourth quarter of 2004 with the remainder in 2005. We are anticipating future annual labor savings of approximately $3 million as a result of this restructuring.

The Consolidated Financial Statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The December 31, 2003 balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Consolidated Balance Sheet as of December 31, 2003 and the unaudited interim Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. We believe that the presentations and disclosures herein are adequate when read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2003 and our current report on Form 8-K filed on May 10, 2004. The Consolidated Financial Statements as of September 30, 2004, and for the nine and three months ended September 30, 2004 and 2003 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods. Operating results for interim periods are not necessarily indicative of the results for full years. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

For the description of our significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 2003 in our current report on Form 8-K filed on May 10, 2004.

Discontinued operations —

Certain operations that were divested in 2003 and 2004 are reflected as discontinued operations in the accompanying financial statements. During 2003, we sold discontinued operations in South Carolina, Georgia, Colorado, New Jersey, Virginia and Florida for net proceeds of approximately $250.0 million. During the first half of 2004, we sold discontinued operations in Florida for net proceeds of approximately $41.7 million. All proceeds were used to repay debt. Prior period results of these operations sold during 2003 and 2004 have been reclassified to discontinued operations.

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

Amounts related to assets held for sale on the balance sheet are included in other current assets, other long-term assets and other accrued liabilities. There were no assets held for sale at September 30, 2004.

Results of operations for the discontinued operations were as follows (in millions):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$13.3	$217.1	$—	$60.4

Income (loss) before tax	$(3.3)	$25.0	$(2.5)	$3.9
Gain (loss) on divestiture	3.8	(45.5)	0.0	(22.1)
Income tax expense (benefit)	9.7	(27.7)	(1.1)	(8.1)
Cumulative effect of change in accounting principle, net of tax	—	0.2	—	—

Discontinued operations, net of tax	$(9.2)	$7.4	$(1.4)	$(10.1)

The assets held for sale, including goodwill, are presented at the lower of carrying or fair value. Fair value is based on the actual or anticipated sales price. Included in the results for discontinued operations for the nine months ended September 30, 2004, which was recorded in the first half of 2004, is a gain of approximately $1.8 million ($8.5 million loss, net of tax) for the assets, including goodwill, divested during the period. A portion of the goodwill allocated to the operations sold was non-deductible for tax purposes. Also included in the results for discontinued operations for the nine months ended September 30, 2004 is a gain of $2.0 million ($1.2 million gain, net of tax) as a result of purchase price adjustments. There were no amounts recorded in the three months ended September 30, 2004. Included in the results for discontinued operations for the nine and three months ended September 30, 2003 is a loss of $45.5 million ($7.8 million after tax loss net of a $37.7 million tax benefit) and a loss of $22.1 million ($12.5 million after tax loss net of a $9.6 million tax benefit). Certain of the operations divested in 2003 were pursuant to a stock sale agreement. We had additional tax basis in the stock of these operations, which previously could not be recognized under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The divestitures and expected utilization of the resulting capital loss for tax purposes allowed us to record a tax benefit, which was partially offset by the impact of the non-deductible goodwill.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with Emerging Issues Task Force (EITF) Issue No. 87-24, Allocation of Interest to Discontinued Operations, we allocate interest to discontinued operations based on a ratio of net assets to be sold or sold to the sum of consolidated net assets plus consolidated debt. We do not allocate interest on debt that is directly attributable to other operations outside of the discontinued operations. For the nine months ended September 30, 2004, we allocated $0.4 million of interest expense to discontinued operations, all of which was recorded in the first six months of 2004. We allocated $4.2 million and $1.0 million, respectively, of interest expense to discontinued operations for the nine and three months September 30, 2003.

Interest expense capitalized —

We capitalize interest in connection with the construction of our landfill assets. Actual acquisition, permitting and construction costs incurred related to landfill assets under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a landfill asset is complete and available for use.

During the nine and three months ended September 30, 2004 and 2003, we incurred gross interest expense (including payments under interest rate swap contracts) of $460.6 million, $557.6 million, $141.4 million and $185.2 million of which $9.9 million, $11.7 million, $3.3 million and $4.4 million was capitalized.

Statements of cash flows —

The supplemental cash flow disclosures and non-cash transactions for the nine months ended September 30, 2004 and 2003 are as follows (in millions):

	2004	2003
Supplemental Disclosures -
Interest paid (net of amounts capitalized)	$468.5	$508.7
Income taxes paid (net of refunds)	35.1	19.8
Non-Cash Transactions -
Liabilities incurred or assumed in acquisitions	$3.6	$9.7
Capital lease obligations incurred	1.9	0.8
Dividends accrued on preferred stock	5.4	67.0

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

Stock-based compensation plans —

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations, under which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Accordingly, we have recorded no compensation expense for stock options granted to employees during the nine and three months ended September 30, 2004 or 2003. SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, requires companies that do not elect to account for stock-based compensation as prescribed by this statement to disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option-pricing model, the resulting pro forma net income available to common shareholders, and pro forma net income available to common shareholders per share is as follows (in millions, except per share data):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income available to common shareholders, as reported	$15.7	$59.7	$38.7	$11.9
Total stock-based employee compensation expense determined under fair value based method, net of tax	6.0	7.5	1.4	2.5

Net income available to common shareholders, pro forma	$9.7	$52.2	$37.3	$9.4

Basic earnings per share:
As reported	$0.05	$0.30	$0.12	$0.06
Pro forma	$0.03	$0.26	$0.12	$0.05
Diluted earnings per share:
As reported	$0.05	$0.30	$0.12	$0.06
Pro forma	$0.03	$0.26	$0.12	$0.05

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk free interest rate	3.2%	2.3%	3.4%	2.8%
Expected life	4 years	5 years	4 years	4 years
Dividend rate	0%	0%	0%	0%
Expected volatility	58%	63%	57%	63%

Recently issued accounting pronouncements —

In October 2004, the EITF reached a consensus on EITF Issue No. 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share (EITF 04-08). EITF 04-08 requires contingently convertible securities to be included in the diluted earnings per share calculation, if dilutive, regardless of whether the contingency has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004 and requires prior periods to be restated. EITF 04-08 will require us to include our $230 million 4.25% senior subordinated convertible debentures due 2034 which were issued in April 2004 in our calculation of diluted earnings per share, if dilutive. The diluted earnings per share calculations for periods ending June 30, 2004 and September 30, 2004 would exclude the impact of our convertible debentures as the effect would be anti-dilutive. (See Note 4.)

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. Property and Equipment

Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives, are charged to expense as incurred. Maintenance and repair expenses charged to cost of operations for the nine and three months ended September 30, 2004 were $334.7 million and $117.9 million and $304.0 million and $104.0 million for the same periods in 2003, respectively.

The following tables show the activity and balances related to property and equipment from December 31, 2003 through September 30, 2004 (in millions):

	Property and Equipment
	Balance at			Acquisitions,	Transfers	Balance at
	December 31,	Capital	Sales and	Net of	and	September 30,
	2003	Additions	Retirements	Divestitures	Other (1)	2004
Land and improvements	$424.3	$20.7	$(1.4)	$0.3	$2.8	$446.7
Land held for permitting as landfills	101.7	15.0	—	—	(4.6)	112.1
Landfills	3,304.4	189.0	—	2.8	40.1	3,536.3
Buildings and improvements	466.3	17.9	(1.9)	1.2	(2.7)	480.8
Vehicles and equipment	1,747.4	75.9	(55.2)	(0.2)	(0.5)	1,767.4
Containers and compactors	787.7	45.3	(11.6)	0.6	(0.8)	821.2
Furniture and office equipment	43.9	2.5	(0.6)	—	1.5	47.3

Total	$6,875.7	$366.3	$(70.7)	$4.7	$35.8	$7,211.8

	Accumulated Depreciation and Amortization
		Depreciation
	Balance at	and		Acquisitions,	Transfers	Balance at
	December 31,	Amortization	Sales and	Net of	and	September 30,
	2003	Expense	Retirements	Divestitures	Other (1)	2004
Land and improvements	$(21.4)	$(3.7)	$0.2	$—	$0.2	$(24.7)
Landfills	(1,337.9)	(194.6)	—	—	—	(1,532.5)
Buildings and improvements	(105.6)	(18.2)	1.4	—	—	(122.4)
Vehicles and equipment	(910.9)	(134.3)	51.3	1.5	(3.3)	(995.7)
Containers and compactors	(451.3)	(64.9)	11.1	0.3	0.8	(504.0)
Furniture and office equipment	(29.7)	(4.2)	0.6	—	—	(33.3)

Total	$(2,856.8)	$(419.9)	$64.6	$1.8	$(2.3)	$(3,212.6)

Property and equipment, net	$4,018.9	$(53.6)	$(6.1)	$6.5	$33.5	$3,999.2

(1)	Relates primarily to (i) capitalized interest, (ii) change in our landfill retirement obligation asset for recognition of and adjustments to capping, closure and post-closure costs (see Note 7), and (iii) capitalized leases.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Goodwill and Intangible Assets

Annually, we perform an assessment of goodwill impairment by applying a fair value based test to each of our reporting units, which we define as our four geographic operating segments (see Note 11). Historically, we have not experienced impairments of our goodwill. We may conduct an impairment test of goodwill more frequently than annually under certain conditions. For example, a significant adverse change in liquidity or the business environment, unanticipated competition, a significant adverse action by a regulator or a disposal of a significant portion of an operating segment could prompt an impairment test between annual assessments.

We evaluate goodwill for impairment based on fair value of each geographic operating segment. Due to the organization structure changes that occurred subsequent to September 30, 2004, we now define our reporting units as our nine regions and we will perform our annual testings on this basis in the fourth quarter of 2004. The calculation of fair value is subject to judgments and estimates. We estimate fair value based on net cash flows discounted using a weighted-average cost of capital of approximately 6.7%. In addition, we consider an earnings multiple approach, enterprise value, and overall company market capitalization to evaluate the reasonableness of our discounted cash flows. The estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company.

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

Approximately $28.1 million of goodwill related to operations sold in the Southern geographic operating segment classified as held for sale at December 31, 2003 was expensed as part of discontinued operations in the first six months of 2004. No amounts were recorded in the third quarter of 2004. The remaining goodwill in this geographic operating segment was subsequently evaluated for realizability and we concluded there was no impairment.

We have incurred non-cash losses on sales of assets when we believed that re-deployment of the proceeds from the sale of such assets could reduce debt or improve operations and was economically beneficial. If we decide to sell additional assets in the future, we could incur additional non-cash losses on asset sales.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the activity and balances related to goodwill from December 31, 2003 through September 30, 2004 (in millions):

	Balance as of				Balance as of
	December 31,				September 30,
	2003	Acquisitions	Divestitures	Adjustments (1)	2004
Western Area	$1,399.6	$—	$—	$—	$1,399.6
Central Area	1,910.9	1.0	—	721.6	2,633.5
Eastern Area	2,384.6	2.4	(0.3)	(371.1)	2,015.6
Southern Area	2,617.9	1.2	—	(350.1)	2,269.0

Total	$8,313.0	$4.6	$(0.3)	$0.4	$8,317.7

(1)	Amounts relate primarily to reallocation of goodwill in connection with a change in our geographic operating segments effective January 1, 2004 (see Note 11) and for purchase accounting adjustments during the allocation period. The reallocation was performed in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

In addition, we have other amortizable intangible assets that consist primarily of the following at September 30, 2004 (in millions):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Non-compete agreements	$10.5	$8.0	$2.5
Other	1.5	0.2	1.3

Total	$12.0	$8.2	$3.8

Amortization expense for the nine and three months ended September 30, 2004 was $1.4 million and $0.4 million. Based upon the amortizable assets recorded on the consolidated balance sheet at September 30, 2004, amortization expense for each of the next five years is estimated to decline from $1.2 million to $0.2 million.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-term Debt

Long-term debt at September 30, 2004 and December 31, 2003 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, the effect of interest rate swap contracts, amortization of deferred debt issuance cost and the amortization or accretion of discounts or premiums (in millions, except percentages).

	Debt Balance at		Effective Interest Rate
	September 30,	December 31,	September 30,		December 31,
	2004	2003	2004		2003
Revolving credit facility	$79.2	$—	5.51	%*	5.41	%*
Term loan B	1,165.8	1,185.0	7.76		9.83
Term loan C	246.0	250.0	7.88		7.81
Term loan D	147.6	—	6.74		—
Receivables secured loan	136.2	146.3	2.05		2.15
Senior notes, interest at 5.75%	400.0	—	5.93		—
Senior notes, interest at 6.13%	425.0	—	6.35		—
Senior notes, interest at 6.38%	275.0	—	6.61		—
Senior notes, interest at 6.38%	150.8	148.4	8.34		8.34
Senior notes, interest at 6.50%	350.0	350.0	4.42		4.51
Senior notes, interest at 7.38%	—	225.0	—		7.90
Senior notes, interest at 7.63%	600.0	600.0	7.99		7.99
Senior notes, interest at 7.88%	450.0	450.0	8.09		8.05
Senior notes, interest at 7.88%	69.2	68.7	8.77		8.77
Senior notes, interest at 7.88%	—	874.1	—		8.13
Senior notes, interest at 8.50%	750.0	750.0	8.77		8.77
Senior notes, interest at 8.88%	600.0	600.0	9.16		9.16
Senior notes, interest at 9.25%	376.9	377.1	9.39		9.39
Debentures, interest at 7.40%	289.3	287.6	8.03		8.03
Debentures, interest at 9.25%	95.8	95.6	9.48		9.48
Senior unsecured notes, interest at 7.38%	400.0	—	7.54		—
Senior subordinated convertible debentures, interest at 4.25%	230.0	—	4.33		—
Senior subordinated notes, interest at 10.00%	270.6	1,497.4	10.22		10.22
Solid waste revenue bond obligations, principal payable through 2031	306.0	306.2	6.11		6.04
Notes payable to banks, finance companies, and individuals, interest rates of 4.00% to 12.23%, and principal payable through 2014, secured by vehicles, equipment, real estate, accounts receivable or stock of certain subsidiaries	7.9	8.2	6.67	*	6.93	*
Obligations under capital leases of vehicles and equipment	11.4	13.2	9.36	*	8.76	*
Notes payable to individuals and a commercial company, interest rates of 6.00% to 9.50%, principal payable through 2010, unsecured	4.6	1.3	6.61	*	8.45	*

	7,837.3	8,234.1	7.32		8.81
Less: Current portion	243.3	249.6

	$7,594.0	$7,984.5

* reflects weighted average interest rate

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank credit facility —

Our bank credit facility is a senior secured credit facility (the 2003 Credit Facility) that includes: (i) a $1.5 billion revolver due January 2008 (the 2003 Revolver), (ii) a $1.2 billion term loan (Term Loan B), (iii) a $250 million term loan (Term Loan C), (iv) a $150 million term loan (Term Loan D), and (v) a $198 million institutional letter of credit facility due 2008. Term Loan D was funded in April 2004. The proceeds of Term Loan D were used to fund a portion of the tender offer of the senior subordinated notes due 2009. All of the term loans under the 2003 Credit Facility mature in 2010. Of the $1.5 billion available under the 2003 Revolver, the entire amount may be used to support the issuance of letters of credit.

At September 30, 2004, we had approximately $79.2 million drawn and $578.9 million in letters of credit outstanding under the 2003 Revolver. At September 30, 2004, we had approximately $841.9 million available under the 2003 Revolver. In addition, at September 30, 2004, we had $198 million in letters of credit outstanding under the institutional letter of credit facility.

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

Senior notes and debentures —

In April 2004, we issued $275 million of 6.375% senior notes due 2011 to fund a portion of the tender offer of senior subordinated notes due 2009. Interest is payable semi-annually on April 15th and October 15th beginning on October 15, 2004. These senior notes have a make-whole call provision that is exercisable at any time at the stated redemption price.

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

In January 2004, we issued $400 million of 5.750% senior notes due 2011 and $425 million of 6.125% senior notes due 2014 (the January 2004 Senior Notes) to fund the redemption of $825 million of our $875 million 7.875% senior notes due 2009. Interest is payable semi-annually on February 15th and August 15th beginning on August 15, 2004. The $400 million senior notes have a make-whole call provision that is exercisable at any time at the stated redemption price. The $425 million senior notes have a make-whole call provision that is exercisable at any time prior to February 15, 2009 at the stated redemption price. The notes may also be redeemed after February 15, 2009 at the stated redemption prices.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2003, we issued $350 million of 6.50% senior notes due 2010 and $450 million of 7.875% senior notes due 2013 (the 2003 Senior Notes). The $350 million senior notes have a make-whole call provision that is exercisable at any time at the stated redemption price and interest is payable semi-annually on February 15th and August 15th beginning on August 15, 2004. The $450 million senior notes have a no call provision until 2008 and interest is payable semi-annually on April 1st and October 1st.

During 2002, we issued $375.0 million of 9.25% senior notes due 2012 (the 2002 Senior Notes). The 2002 Senior Notes were issued at a premium of $2.4 million. These senior notes have a no call provision until 2007. Interest is payable semi-annually on March 1st and September 1st.

During 2001, we issued $750 million of 8.50% senior notes, due 2008 with interest payable semi-annually on April 1st and October 1st and $600 million of 8.875% senior notes, due 2008 with interest payable semi-annually on June 1st and December 1st (together the 2001 Senior Notes).

In December 1998, we issued an aggregate of $1.7 billion of senior notes consisting of $225 million 7.375% senior notes due 2004, $600 million 7.625% senior notes due 2006 and $875 million 7.875% senior notes due 2009 (together, the 1998 Senior Notes). The $225 million 7.375% senior notes due 2004 were repaid in January 2004. In addition, $825 million of the $875 million 7.875% senior notes due 2009 were redeemed in February 2004 with the remaining $50 million redeemed in May 2004, all at a price of 103.9375%. The premiums paid in connection with these redemptions and the write-off of deferred financing costs of $45.7 million were recorded to interest expense and other in the first half of 2004.

Receivables secured loan —

We have an accounts receivable securitization program with a financial institution that allowed us to borrow up to $175 million as of September 30, 2004 on a revolving basis under a loan agreement secured by receivables. The borrowings are secured by our accounts receivable that are owned by a wholly-owned and fully consolidated subsidiary. This subsidiary is a separate corporate entity whose assets, or collateral securing the borrowings, are available first to satisfy the claims of the subsidiary’s creditors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement 125, the securitization program is accounted for as a secured borrowing with a pledge of collateral. The receivables and debt obligation remain on our consolidated balance sheet. At September 30, 2004, we had outstanding borrowings under this program of $136.2 million. The borrowings under this program bear interest at the financial institution’s commercial paper rate plus an applicable spread and interest is payable monthly. There is also a fee on the undrawn portion available for borrowing.

On October 1, 2004 we increased our receivables secured loan program from $175 million to $230 million. Also, as of October 1, 2004 we increased the amount we borrowed under the loan agreement secured by receivables by $75 million and extended the maturity from March 2005 to May 2005. The loan agreement has a 364 day term with a three year liquidity facility, however, we intend to extend the agreement annually. If we are unable to renew the loan agreement, we would refinance any amounts outstanding with our revolving credit facility which matures in 2008 or with other long-term borrowings. Although we intend to renew the loan agreement in May 2005 and do not expect to repay the amounts within the next twelve months, the loan is classified as current because it has a contractual maturity of less than one year.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior subordinated notes —

In July 1999, we issued $2.0 billion of senior subordinated notes (the 1999 Notes) that mature in 2009. Interest accrues on the 1999 Notes at an interest rate of 10% per annum, payable semi-annually on May 1st and November 1st. We used the proceeds from the 1999 Notes as partial financing of the acquisition of Browning-Ferris Industries, Inc. (BFI).

During the third and fourth quarters of 2003, we repaid $506.1 million of the 1999 Notes prior to maturity through open market repurchases. In connection with these repurchases, we paid premiums of approximately $46.9 million and wrote-off deferred financing costs of $6.4 million, both of which were recorded as a charge to interest expense and other.

Year to date through June 30, 2004, we completed additional open market repurchases and a tender offer of the 1999 Notes in an aggregate principle amount of $1.149 billion. In connection with these repurchases and tender offer, we paid premiums of approximately $87.5 million and wrote-off deferred financing costs of $13.5 million, both of which were recorded as a charge to interest expense and other.

In August 2004, we redeemed an additional $75 million of the 1999 Notes for $78.8 million. In connection with this redemption, we paid premiums and fees of approximately $4.0 million and wrote-off deferred financing costs of $0.8 million, both of which were recorded as a charge to interest expense and other.

In October 2004, we issued a notice of redemption to redeem an additional $75 million of the 1999 Notes for $78.8 million to be effective November 5, 2004.

Senior subordinated convertible debentures —

In April 2004, we issued $230 million of 4.25% senior subordinated convertible debentures due 2034 that are unsecured and are not guaranteed. They are convertible into our common stock at a conversion price of $20.43 per share totaling 11.3 million shares. Common stock transactions such as cash or stock dividends, splits, combinations or reclassifications and issuances at less than current market price will require an adjustment to the conversion rate as defined per the indenture. Certain of the conversion features contained in the convertible debentures are deemed to be embedded derivatives, as defined under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities", however, these embedded derivatives have no value.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We can elect to call the debentures at any time after April 15, 2009 at par for cash only. The holders can require us to redeem the debentures on April 15th of 2011, 2014, 2019, 2024 and 2029 at par for stock, cash or a combination of stock and cash at our option. If the debentures are redeemed in stock, the number of shares issued will be determined as the par value of the debentures divided by the average trading stock price over a five day period.

Debt covenants —

Under the 2003 Credit Facility, we are subject to the following financial covenants:

Minimum Interest Coverage:

From the Quarter Ending	Through the Quarter Ending	EBITDA(1)/Interest
September 30, 2004	September 30, 2004	1.90x
December 31, 2004	March 31, 2005	1.95x
June 30, 2005	September 30, 2005	2.00x
December 31, 2005	December 31, 2005	2.10x
March 31, 2006	June 30, 2006	2.15x
September 30, 2006	September 30, 2006	2.20x
December 31, 2006	December 31, 2006	2.30x
March 31, 2007	March 31, 2007	2.40x
June 30, 2007	June 30, 2007	2.45x
September 30, 2007	March 31, 2008	2.50x
June 30, 2008	June 30, 2008	2.60x
September 30, 2008	September 30, 2008	2.70x
December 31, 2008	Thereafter	2.75x

Maximum Leverage:

From the Quarter Ending	Through the Quarter Ending	Total Debt/EBITDA (1)
March 31, 2003	June 30, 2005	5.75x
September 30, 2005	December 31, 2005	5.50x
March 31, 2006	June 30, 2006	5.25x
September 30, 2006	September 30, 2006	5.00x
December 31, 2006	December 31, 2006	4.75x
March 31, 2007	December 31, 2007	4.50x
March 31, 2008	June 30, 2008	4.25x
September 30, 2008	Thereafter	4.00x

At September 30, 2004, we were in compliance with all financial covenants under our 2003 Credit Facility. At September 30, 2004, Total Debt/EBITDA(1) ratio, as defined by the 2003 Credit Facility, was 5.22:1 and our EBITDA(1)/Interest ratio was 2.17:1. We are not subject to any minimum net worth covenants.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 1998 Senior Notes, the 1999 Notes, the 2001 Senior Notes, the 2002 Senior Notes, the 2003 Senior Notes, the January 2004 Senior Notes and the April 2004 Senior Notes contain certain financial covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At September 30, 2004, we were in compliance with all applicable covenants.

Collateral —

Our 2003 Credit Facility is secured by the stock of substantially all of our subsidiaries and a security interest in substantially all of our assets. A portion of the collateral that secures the 2003 Credit Facility is shared as collateral with the holders of certain of our senior notes and debentures.

The $275 million 6.375% Senior Notes due 2011, January 2004 Senior Notes, 2003 Senior Notes, 2002 Senior Notes, 2001 Senior Notes, 1998 Senior Notes and $690 million of senior notes and debentures assumed from BFI are secured by the stock of substantially all of BFI subsidiaries along with certain other Allied subsidiaries and a security interest in the assets of BFI, its domestic subsidiaries and certain other Allied subsidiaries. As of September 30, 2004, the book value of the assets of the subsidiaries that serve as collateral for these notes and debentures was approximately $8.6 billion, which represents approximately 64% of our consolidated total assets.

5. Derivative Instruments and Hedging Activities

Our risk management policy requires a minimum of 70% of our total debt to be fixed, either directly or effectively through interest rate swap contracts. Approximately $1.9 billion of our debt balance has variable interest rates at September 30, 2004. As of September 30, 2004 our interest rate swap portfolio fixed 27% of our variable rate interest payment obligation, protecting us from cash flow variations arising from changes in short term interest rates. We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. Approximately 6% of our fixed rate debt is at variable rates through the use of fixed to floating interest rate swap contracts. At September 30, 2004, approximately 78% of our debt was fixed, 72% directly, and 6% through interest rate swap contracts. At September 30, 2004, the notional amount of our interest rate swap contracts was $850 million maturing as follows: $250 million during the fourth quarter of 2004, $250 million during 2005, $75 million during 2008 and $275 million during 2009.

At September 30, 2004, a net liability of $5.8 million is included in the consolidated balance sheets in other long-term obligations reflecting the fair market value of our entire interest rate swap portfolio on that date. The liability will fluctuate with market interest rates but will reduce to zero over the term of each of our interest rate swap contracts. A liability of approximately $6.8 million at September 30, 2004 relates to contracts maturing within 12 months. Fair value variations over the life of the interest rate swap contracts arise from changes in market expectations of future interest rates and the time value of money.

On December 31, 2001, we de-designated $1.5 billion of notional amount interest rate swap contracts due to the possibility that future interest rate payments on the underlying variable rate debt may cease prior to the expiration of the related interest rate swap contracts. There were no de-designated interest rate swap contracts prior to December 31, 2001. No additional interest rate swap contracts have been de-designated after 2001 and as of September 30, 2004.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Designated interest rate swap contracts —

At September 30, 2004, we had designated interest rate swap contracts (floating to fixed rate) with a notional amount of $500 million maturing as follows: $250 million during the fourth quarter of 2004 and $250 million in 2005. The fair value liability of these contracts at September 30, 2004 was $6.8 million. Our designated cash flow interest rate swap contracts are effective as hedges of our variable rate debt. The notional amounts, indices, repricing dates and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged achieving 100% effectiveness. If significant terms do not match we will assess any ineffectiveness and any ineffectiveness is immediately recorded in interest expense in our statement of operations.

Changes in fair value of our designated interest rate swap contracts are reflected in accumulated other comprehensive income (AOCI). At September 30, 2004, a loss of approximately $6.7 million ($4.4 million, net of tax) is included in AOCI.

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

De-designated interest rate swap contracts. All of our de-designated interest rate swap contracts (floating to fixed rate) reached their contractual maturity by June 30, 2004. Therefore, no amounts were recorded during the three months ended September 30, 2004 for these swap contracts. Settlement payments and periodic changes in market values of our de-designated interest rate swap contracts are recorded as a gain or loss on derivative contracts included in interest expense and other in our consolidated statement of operations. We recorded $15.2 million of net gain related to changes in market values and $15.3 million of settlement costs during the first six months of 2004. We recorded $36.5 million and $15.4 million of net gain related to changes in market values and $39.0 million and $13.0 million of settlement costs during the nine and three months ended September 30, 2003.

When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in AOCI at the time of de-designation are isolated and amortized over the remaining original hedged interest payment. We recorded $6.7 million for the first six months of 2004, and $17.7 million and $5.4 million for the nine and three months ended September 30, 2003, respectively, of amortization expense related to the accumulated losses in AOCI for interest rate swap contracts that were de-designated. The amortization expense is recorded in interest expense and other. There are no amounts in AOCI for de-designated contracts at September 30, 2004.

Fair Value Interest Rate Swap Contracts. We use fair value interest rate swap contracts (fixed rate to floating rate) to achieve our targeted mix of fixed and floating rate debt. At September 30, 2004, we had fair value interest rate swap contracts with a notional amount of $350 million maturing as follows: $75 million in 2008 and $275 million in 2009. The derivative fair value asset of these contracts at September 30, 2004 was $1.0 million. Settlement payments and periodic changes in market values of our fair value interest rate swap contracts are recorded as a gain or loss on derivative contracts included in interest expense and other in our statement of operations.

We recorded $0.1 million and $8.7 million of net gain related to changes in market values and received net settlements of $6.1 million and $1.6 million during the nine and three months ended September 30, 2004, respectively. We had no fair value interest rate swap contracts in place during the nine months ended September 30, 2003.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Accumulated Other Comprehensive Loss

The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholders’ equity are shown as follows (in millions):

	September 30, 2004	December 31, 2003
Minimum pension liability adjustment, net of taxes of $47.2	$(70.7)	$(70.7)
Interest rate swap contracts designated, unrealized loss, net of taxes of $2.3 and $12.5	(4.4)	(19.5)
Interest rate swap contracts de-designated, unrealized loss, net of taxes of $2.4	—	(4.3)

Accumulated other comprehensive loss	$(75.1)	$(94.5)

The components of total comprehensive income are shown as follows (in millions):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$31.9	$131.5	$44.1	$38.4
Other comprehensive income:
Designated interest rate swap contracts unrealized gain, net of tax effect of $10.1, $9.0, $2.8 and $4.1	15.2	13.6	4.2	5.9
Reclassification to earnings for interest rate swap contracts, net of tax effect of $2.4, $7.1, $0.0 and $2.2	4.3	10.6	—	3.3

Total comprehensive income	$51.4	$155.7	$48.3	$47.6

7. Landfill Accounting

We have a network of 167 owned or operated active landfills with a net book value of approximately $2.0 billion at September 30, 2004. The landfills have operating lives ranging from approximately 1 to over 150 years based on available capacity using current annual forecasted volumes. The average life of our landfills approximates 37 years. In addition, we own or have responsibility for 111 closed landfills. During the nine months ended September 30, 2004, we acquired one landfill.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Landfill assets —

The following is a rollforward of our investment in our landfill assets excluding land held for future permitting as landfills (in millions):

	Net Book Value		Capping,
	of Landfills	Landfill	Closure and
Net Book Value at	Acquired, net of	Development	Post Closure	Landfill		Net Book Value at
December 31, 2003	Divestitures	Costs	Costs	Amortization	Other(1)	September 30, 2004
$1,966.5	2.8	198.9	24.1	(194.6)	6.1	$2,003.8

(1)	Includes amounts transferred from land or land held for permitting as landfills to landfill (for projects that have met the criteria for probable expansion during 2004).

We expensed approximately $194.6 million and $177.8 million, or an average of $3.33 and $3.09 per ton consumed, related to landfill amortization during the nine months ended September 30, 2004 and 2003, respectively. We expensed approximately $67.5 million and $63.8 million, or an average of $3.30 and $3.10 per ton consumed, related to landfill amortization during the quarter ended September 30, 2004 and 2003, respectively.

We have available disposal capacity of approximately 2.5 billion tons as of September 30, 2004. We classify this total disposal capacity as either permitted (having received the final permit from the governing authorities) or probable expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is highly probable. At September 30, 2004, we had 2.0 billion tons of permitted disposal capacity, and at 26 of our landfills, a total of 515.7 million tons of probable expansion disposal capacity.

Capping, closure, post-closure and environmental costs —

The following table shows the activity and balances related to capping, closure and post-closure accruals for open and closed landfills and our environmental accruals from December 31, 2003 through September 30, 2004 (in millions):

	Balance at				Balance at
	December 31,	Charges to			September 30,
	2003	Expense	Other(1)	Payments	2004
Open landfills capping, closure and post-closure accruals	$376.4	$24.4	$22.9	$(14.3)	$409.4
Closed landfills capping, closure and post-closure accruals	171.5	11.6	—	(15.5)	167.6
Environmental accruals	337.4	—	(0.7)	(21.0)	315.7

Total	$885.3	$36.0	$22.2	$(50.8)	$892.7

(1)	Amounts consist primarily of liabilities related to acquired companies, the recognition of and adjustments to amounts accrued for capping, closure and post-closure liability to landfill recorded asset during the period and adjustments to reserves during purchase price allocation period.

Accretion expense relating to capping, closure and post-closure for the nine months ended September 30, 2004 and 2003 was $36.0 million and $33.3 million or an average of $0.62 and $0.58 per ton consumed. Accretion expense for the three months ended September 30, 2004 and 2003 was $12.0 million and $11.1 million or an average of $0.59 and $0.54 per ton consumed. Changes in estimates of costs or disposal capacity are treated on a prospective basis for operating landfills and are recorded immediately in results of operations for fully incurred capping events and closed landfills.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For environmental matters, we periodically evaluate the recorded liabilities as information becomes available to ascertain whether the accrued liabilities are adequate. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding capping, closure and post-closure could result in approximately $20 million of additional liability.

8. Employee Benefit Plans

Components of Net Periodic Benefit Cost —

The following table provides the components of net periodic benefit cost for the BFI Pension Plan and the supplemental executive retirement plan (in millions):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Service cost	$1.3	$0.6	$0.4	$0.2
Interest cost	16.5	15.0	5.5	5.0
Expected return on plan assets	(21.0)	(19.5)	(7.0)	(6.5)
Recognized net actuarial loss	5.7	6.3	1.9	2.1
Amortization of prior service cost	1.8	0.6	0.6	0.2

Net periodic benefit cost	$4.3	$3.0	$1.4	$1.0

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Net Income Per Common Share

Net income per common share is calculated by dividing net income, less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in millions, except per share data):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic earnings per share computation:
Income from continuing operations	$41.1	$95.1	$45.5	$48.5
Less: dividends on preferred stock	(16.2)	(71.8)	(5.4)	(26.5)

Income from continuing operations available to common shareholders	$24.9	$23.3	$40.1	$22.0

Weighted average common shares outstanding	314.8	198.3	315.6	203.0

Basic income per share from continuing operations	$0.08	$0.12	$0.13	$0.11

Diluted earnings per share computation:
Income from continuing operations	$41.1	$95.1	$45.5	$48.5
Less: dividends on preferred stock	(16.2)	(71.8)	(5.4)	(26.5)

Income from continuing operations available to common shareholders	$24.9	$23.3	$40.1	$22.0

Weighted average common shares outstanding	314.8	198.3	315.6	203.0
Dilutive effect of stock, stock options, warrants and contingently issuable shares	4.2	3.3	3.6	3.9

Weighted average common and common equivalent shares outstanding	319.0	201.6	319.2	206.9

Diluted income per share from continuing operations	$0.08	$0.12	$0.13	$0.11

In calculating earnings per share, we have not assumed conversion of the following securities into common shares since those conversions would not be dilutive (in millions):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Series A Preferred Stock	—	70.4	—	71.5
Series C Preferred Stock	35.5	21.8	35.5	34.1
Stock options	9.8	14.7	10.1	9.5
Senior subordinated convertible debentures	6.7	—	11.3	—

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Commitments and Contingencies

Litigation —

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and can reasonably be estimated. We expect that matters in process at September 30, 2004, which have not been accrued in the consolidated balance sheets, will not have a material adverse effect on our consolidated liquidity, financial position or results from operations.

On August 9, 2004, August 27, 2004, and September 30, 2004, three putative class action lawsuits were filed against us and four of our current and former officers in the U.S. District Court for the District of Arizona. The complaints assert claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaints allege that from February 10, 2004, to July 27, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated second quarter 2004 results. The complaints further allege that the statements were false and misleading because the defendants knew, but did not disclose, that we could not meet our financial projections because (i) our growth was lagging due to poor execution and the loss of a large contract, (ii) we failed to successfully implement our best practices initiatives, and (iii) an anticipated cyclical pickup in trash volume was not materializing. The lawsuits seek an unspecified amount of damages. We believe the claims are without merit and we intend to defend the action vigorously.

In the normal course of conducting our landfill operations, we are involved in legal and administrative proceedings relating to the process of obtaining and defending the permits that allow us to operate our landfills.

In June 1999, neighboring parties and the county drainage district filed a lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at one of our landfills in Texas. In 2001, the expansion permit was granted. The parties opposing the expansion permit continued to pursue their efforts in preventing the expansion permit. In November 2003, a judgment issued by a state trial court in Texas, effectively revoked the expansion permit that was granted by the State of Texas in 2001 and would require us to operate the landfill according to a prior permit granted in 1988. We are vigorously defending this expansion in the State Court of Appeals and believe that the merits of our position will prevail. Operationally, if necessary, we will attempt to obtain bonding that will allow us to continue to operate the landfill as usual during the period of appeals, which may continue two years or longer. If the appeal is not successful, the landfill may become impaired and we may incur costs to relocate waste to another landfill and this matter could result in a charge of up to $50 million to our consolidated statement of operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment agreements —

We have entered into employment agreements with certain of our executive officers for renewable two-year periods. Under these agreements, in some circumstances, we may be obligated to pay an amount up to four times the sum of the targeted annual incentive compensation and base salary in the year in which a termination of employment occurs.

Additionally, if an executive’s employment is terminated under certain circumstances, the executive may be entitled to continued medical, dental and/or vision coverage, continued vesting in his restricted stock awards, continued vesting in his restricted stock units and continued vesting and exercisability of the executive’s stock options, and continued coverage under our directors’ and officers’ liability insurance, among other matters. In addition, our executive officers and certain key members of management are entitled to retirement payments under our supplemental executive retirement plan.

Effective October 4, 2004, we entered into an employment agreement with Charles H. Cotros, in his capacity as Chief Executive Officer, for a term of not less than one year and not more than two years. Mr. Cotros may, at his election, receive up to 50% of his salary in the form of our common stock. If Mr. Cotros’ employment is terminated under certain circumstances, within the first year of his employment, we may be obligated to pay his salary for the remainder of that first year. We have also agreed to pay Mr. Cotros’ necessary business expenses, including reimbursement for all reasonable costs incurred in commuting to the Company’s headquarters, and to maintain rental housing for Mr. Cotros in the vicinity of the Company’s headquarters. Mr. Cotros is not entitled to retirement payments under our supplemental executive retirement plan.

On October 25, 2004, the Company and Thomas H. Van Weelden terminated Mr. Van Weelden’s employment contract and Mr. Van Weelden is no longer serving as the Company’s President. In the fourth quarter of 2004, we expect to record a severance charge of approximately $15 million ($9 million after tax). This represents the present value of a cash obligation of approximately $8 million to be paid over the next three and a half years, and a non-cash charge associated with Mr. Van Weelden’s vesting of restricted stock awards.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial assurances —

We are required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs and performance under certain collection, landfill and transfer station contracts. We satisfy the financial assurance requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. Additionally, we are required to provide financial assurances for our insurance program and collateral required for certain performance obligations. During the remainder of 2004, we expect no material increase in financial assurance obligations.

At September 30, 2004, we had the following financial assurance instruments (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$670.2	$—	$—	$—	$670.2
Surety bonds	629.8	510.6	—	—	1,140.4
Trust deposits	77.1	—	—	—	77.1
Letters of Credit (1)	366.9	48.1	239.4	120.9	775.3

Total	$1,744.0	$558.7	$239.4	$120.9	$2,663.0

(1)	At September 30, 2004, these amounts were issued under the 2003 Revolver and the institutional letter of credit facility under our 2003 Credit Facility.

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

Guarantees —

We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that may become known in the future but that relate to our activities prior to the divestiture. As of September 30, 2004, we estimate the contingent obligations associated with these indemnifications to be de minimus.

We have entered into agreements to guarantee to property owners the value of certain property that is adjacent to landfills. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees have been accounted for in accordance with SFAS No. 5, Accounting for Contingencies, in the consolidated financial statements. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and were not significant during the nine months ended September 30, 2004.

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

If the proposed disallowance is upheld, we estimate it could have a potential total cash impact of up to $310 million for federal and state taxes plus accrued interest through September 30, 2004 of approximately $76.4 million ($45.8 million net of tax benefit). We also received a notification from the IRS proposing a penalty of 40% of the additional income tax resulting from the disallowance. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have fully reserved on our consolidated balance sheet for the tax and interest impact of a disallowance. Therefore, with regard to tax and accrued interest through September 30, 2004, a disallowance would have minimal impact on our consolidated results of operations. If we receive a notice of tax deficiency, depending which course of action is taken, a portion of the reserve may be reclassified to a current liability. The periodic accrual of additional interest charged through the time at which this matter is resolved will continue to affect consolidated results of operations and the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated results of operations.

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

The tables below reflect information relating to our continuing operations of our geographic operating segments, as they are defined at September 30, 2004, for the nine and three months ended September 30, 2004 and 2003 (in millions):

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
		Operating income		Operating income
		before depreciation		before depreciation
	Revenues	and amortization	Revenues	and amortization
Eastern	$1,074.5	$308.0	$1,042.4	$319.6
Southern	958.5	295.0	966.3	305.1
Central	994.9	318.4	980.1	339.1
Western	956.4	333.8	918.0	325.6

Total	$3,984.3	$1,255.2	$3,906.8	$1,289.4

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
		Operating income		Operating income
		before depreciation		before depreciation
	Revenues	and amortization	Revenues	and amortization
Eastern	$367.7	$100.7	$359.3	$113.4
Southern	320.4	92.8	328.6	105.3
Central	344.3	108.5	344.1	121.9
Western	335.4	115.7	319.5	117.0

Total	$1,367.8	$417.7	$1,351.5	$457.6

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The table below provides a reconciliation of our reportable segment revenues to the consolidated financial statements (in millions):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Total revenues for reportable segments	$3,984.3	$3,906.8	$1,367.8	$1,351.5
Other (1)	30.5	28.4	9.9	10.1

Total revenues per financial statements	$4,014.8	$3,935.2	$1,377.7	$1,361.6

(1)	Amounts relate primarily to our subsidiaries, which provide services throughout the organization and not on an area basis.

The table below provides a reconciliation of the primary measure of profitability for our reportable segments to income from continuing operations before income taxes and minority interest (in millions):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Total operating income before depreciation and amortization for reportable segments	$1,255.2	$1,289.4	$417.7	$457.6
Other(1)	(141.2)	(92.9)	(46.8)	(36.4)
Depreciation and amortization	421.2	404.7	142.7	139.2
Interest expense and other	611.8	620.8	140.4	194.3

Income from continuing operations before income taxes and minority interest	$81.0	$171.0	$87.8	$87.7

(1)	Amounts relate primarily to our subsidiaries, which provide services throughout the organization and not on an area basis.

As of October 8, 2004, we committed to modifying our field organizational structure. We have eliminated our four geographic areas, reduced the number of regions from twelve to nine and realigned some of our districts. In the fourth quarter of 2004, we will restate prior period segment results in future filings to reflect this reorganization.

Amounts of our total revenue from continuing operations attributable to services provided (in millions):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Collection
Residential	$869.8	$853.2	$292.4	$287.3
Commercial	1,014.8	1,028.8	338.1	345.9
Roll-off (1)	902.1	895.2	313.8	311.6
Recycling	155.6	150.3	52.7	51.6

Total Collection	2,942.3	2,927.5	997.0	996.4
Disposal
Landfill (2)	481.6	471.9	168.1	171.0
Transfer	320.1	300.3	118.6	108.1

Total Disposal	801.7	772.2	286.7	279.1
Recycling – Commodity	174.8	142.2	60.7	50.2
Other	96.0	93.3	33.3	35.9

Total Revenues	$4,014.8	$3,935.2	$1,377.7	$1,361.6

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles. Roll-off containers are generally uncovered containers that range in size from 20 to 40 cubic yards.

(2)	Landfill revenues are presented net of landfill taxes.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The revenues and operating income before depreciation and amortization reported as discontinued operations by geographic area are as follows (in millions):

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
		Operating income		Operating income
		before depreciation		before depreciation
	Revenues	and amortization	Revenues	and amortization
Eastern	$—	$(0.2)	$74.5	$18.2
Southern	13.3	(1.9)	136.2	21.1
Western	—	—	6.4	1.7

Total	$13.3	$(2.1)	$217.1	$41.0

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
		Operating income		Operating income
		before depreciation		before depreciation
	Revenues	and amortization	Revenues	and amortization
Eastern	$—	$—	$19.1	$3.6
Southern	—	(2.5)	41.3	4.3

Total	$—	$(2.5)	$60.4	$7.9

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Condensed Consolidating Financial Statements

The 1998 Senior Notes, 1999 Notes, 2001 Senior Notes, 2002 Senior Notes, 2003 Senior Notes, January 2004 Senior Notes and April 2004 Senior Notes issued by Allied Waste North America, Inc. (Allied NA), (our wholly owned subsidiary), and certain debt issued by BFI are guaranteed by us. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are Condensed Consolidating Balance Sheets as of September 30, 2004 and December 31, 2003 and the related Condensed Consolidating Statements of Operations and Cash Flows for the nine and three months ended September 30, 2004 and 2003 of Allied Waste Industries, Inc. (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors). Effective March 30, 2004, we amended our 2003 Credit Facility which resulted in certain non-wholly owned guarantor subsidiaries becoming non-guarantors. Based on the structure of the senior notes and certain of BFI’s debt discussed above, this amendment affected the guarantees of Allied NA’s and BFI’s debt as well. All prior periods have been restated to reflect the change in guarantors.

CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	September 30, 2004
	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$0.2	$3.9	$57.3	$5.3	$—	$66.7
Accounts receivable, net	—	—	652.2	59.2	—	711.4
Prepaid and other current assets	—	0.4	58.6	40.7	(18.1)	81.6
Deferred income taxes, net	—	—	74.9	5.9	—	80.8

Total current assets	0.2	4.3	843.0	111.1	(18.1)	940.5
Property and equipment, net	—	—	3,977.3	21.9	—	3,999.2
Goodwill, net	—	—	8,245.3	72.4	—	8,317.7
Investment in subsidiaries	2,770.6	13,898.2	388.0	—	(17,056.8)	—
Other assets, net	—	107.2	(0.2)	1,179.3	(1,084.0)	202.3

Total assets	$2,770.8	$14,009.7	$13,453.4	$1,384.7	$(18,158.9)	$13,459.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$20.0	$87.1	$136.2	$—	$243.3
Accounts payable	—	0.1	459.0	5.5	—	464.6
Accrued closure, post-closure and environmental costs	—	—	23.8	75.1	—	98.9
Accrued interest	—	141.8	31.2	0.3	(18.1)	155.2
Other accrued liabilities	54.0	11.9	94.8	192.6	—	353.3
Unearned revenue	—	—	218.2	3.8	—	222.0

Total current liabilities	54.0	173.8	914.1	413.5	(18.1)	1,537.3
Long-term debt, less current portion	—	6,746.1	847.9	—	—	7,594.0
Deferred income taxes	—	—	181.7	(9.9)	—	171.8
Accrued closure, post-closure and environmental costs	—	—	339.8	454.0	—	793.8
Due to/(from) parent	127.0	4,339.7	(4,230.7)	(236.0)	—	—
Other long-term obligations	17.2	5.8	1,782.8	71.4	(1,087.0)	790.2
Stockholders’ Equity	2,572.6	2,744.3	13,617.8	691.7	(17,053.8)	2,572.6

Total liabilities and stockholders’ equity	$2,770.8	$14,009.7	$13,453.4	$1,384.7	$(18,158.9)	$13,459.7

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Nine Months Ended September 30, 2004
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$3,872.3	$142.5	$—	$4,014.8
Cost of operations	—	(0.3)	2,368.1	136.0	—	2,503.8
Selling, general and administrative expenses	21.5	—	367.1	8.4	—	397.0
Depreciation and amortization	—	—	415.4	5.8	—	421.2

Operating (loss) income	(21.5)	0.3	721.7	(7.7)	—	692.8
Equity in earnings of subsidiaries	(6.5)	(377.6)	(21.3)	—	405.4	—
Interest expense (income) and other	0.7	550.7	65.2	(4.8)	—	611.8
Intercompany interest expense (income)	(62.4)	34.8	84.9	(57.3)	—	—
Management fees	(3.7)	—	2.7	1.0	—	—

Income (loss) before income taxes	50.4	(207.6)	590.2	53.4	(405.4)	81.0
Income tax expense (benefit)	18.5	(234.1)	236.0	22.4	—	42.8
Minority interest	—	—	—	(2.9)	—	(2.9)

Net income from continuing operations	31.9	26.5	354.2	33.9	(405.4)	41.1
Discontinued operations, net of tax	—	—	(9.2)	—	—	(9.2)

Net income	31.9	26.5	345.0	33.9	(405.4)	31.9
Dividends on preferred stock	(16.2)	—	—	—	—	(16.2)

Net income available to common shareholders	$15.7	$26.5	$345.0	$33.9	$(405.4)	$15.7

	Three Months Ended September 30, 2004
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,330.6	$47.1	$—	$1,377.7
Cost of operations	—	—	828.8	45.6	—	874.4
Selling, general and administrative expenses	6.1	—	123.4	2.9	—	132.4
Depreciation and amortization	—	—	140.9	1.8	—	142.7

Operating (loss) income	(6.1)	—	237.5	(3.2)	—	228.2
Equity in earnings of subsidiaries	(33.9)	(121.2)	(7.2)	—	162.3	—
Interest expense (income) and other	0.2	119.6	22.7	(2.1)	—	140.4
Intercompany interest expense (income)	(22.3)	15.3	23.0	(16.0)	—	—
Management fees	(1.2)	—	0.9	0.3	—	—

Income (loss) before income taxes	51.1	(13.7)	198.1	14.6	(162.3)	87.8
Income tax expense (benefit)	7.0	(54.0)	86.0	7.5	—	46.5
Minority interest	—	—	—	(4.2)	—	(4.2)

Net income from continuing operations	44.1	40.3	112.1	11.3	(162.3)	45.5
Discontinued operations, net of tax	—	—	(1.4)	—	—	(1.4)

Net income	44.1	40.3	110.7	11.3	(162.3)	44.1
Dividends on preferred stock	(5.4)	—	—	—	—	(5.4)

Net income available to common shareholders	$38.7	$40.3	$110.7	$11.3	$(162.3)	$38.7

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Nine Months Ended September 30, 2003
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$3,794.7	$140.5	$—	$3,935.2
Cost of operations	—	(0.1)	2,256.4	128.7	—	2,385.0
Selling, general and administrative expenses	11.7	—	332.0	10.0	—	353.7
Depreciation and amortization	—	—	401.6	3.1	—	404.7

Operating (loss) income	(11.7)	0.1	804.7	(1.3)	—	791.8
Equity in earnings of subsidiaries	(83.5)	(448.0)	(56.3)	—	587.8	—
Interest expense (income) and other	0.9	563.9	61.3	(5.3)	—	620.8
Intercompany interest expense (income)	(41.1)	11.2	89.6	(59.7)	—	—
Management fees	(3.8)	—	3.2	0.6	—	—

Income (loss) before income taxes	115.8	(127.0)	706.9	63.1	(587.8)	171.0
Income tax expense (benefit)	13.3	(230.0)	266.7	24.5	—	74.5
Minority interest	—	—	—	1.4	—	1.4

Net income from continuing operations	102.5	103.0	440.2	37.2	(587.8)	95.1
Discontinued operations, net of tax	—	—	7.4	—	—	7.4
Cumulative effect of change in accounting principle, net of tax	29.0	29.0	(6.3)	35.3	(58.0)	29.0

Net income	131.5	132.0	441.3	72.5	(645.8)	131.5
Dividends on preferred stock	(71.8)	—	—	—	—	(71.8)

Net income available to common shareholders	$59.7	$132.0	$441.3	$72.5	$(645.8)	$59.7

	Three Months Ended September 30, 2003
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,315.5	$46.1	$—	$1,361.6
Cost of operations	—	(0.1)	780.0	41.8	—	821.7
Selling, general and administrative expenses	4.8	(0.3)	111.3	2.9	—	118.7
Depreciation and amortization	—	—	138.2	1.0	—	139.2

Operating (loss) income	(4.8)	0.4	286.0	0.4	—	282.0
Equity in earnings of subsidiaries	(6.8)	(260.1)	(7.3)	—	274.2	—
Interest expense (income) and other	(44.8)	227.0	14.4	(2.3)	—	194.3
Intercompany interest expense (income)	(12.7)	20.6	13.3	(21.2)	—	—
Management fees	(1.3)	—	1.2	0.1	—	—

Income before income taxes	60.8	12.9	264.4	23.8	(274.2)	87.7
Income tax expense (benefit)	22.4	(98.9)	106.1	9.1	—	38.7
Minority interest	—	—	—	0.5	—	0.5

Net income from continuing operations	38.4	111.8	158.3	14.2	(274.2)	48.5
Discontinued operations, net of tax	—	—	(10.1)	—	—	(10.1)

Net income	38.4	111.8	148.2	14.2	(274.2)	38.4
Dividends on preferred stock	(26.5)	—	—	—	—	(26.5)

Net income available to common shareholders	$11.9	$111.8	$148.2	$14.2	$(274.2)	$11.9

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30, 2004
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash provided by (used for) operating activities from continuing operations	$(3.6)	$(729.5)	$1,151.8	$19.3	$—	$438.0
Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	37.5	—	—	37.5
Capital expenditures, excluding acquisitions	—	—	(361.5)	(4.8)	—	(366.3)
Capitalized interest	—	—	(9.9)	—	—	(9.9)
Proceeds from sale of fixed assets	—	—	7.8	0.1	—	7.9
Change in deferred acquisition costs, notes receivable and other	—	—	7.3	—	—	7.3

Cash used for investing activities from continuing operations	—	—	(318.8)	(4.7)	—	(323.5)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	2,618.6	—	27.8	—	2,646.4
Payments of long-term debt	—	(3,043.3)	(4.1)	(37.9)	—	(3,085.3)
Payments of preferred stock dividend	(16.2)	—	—	—	—	(16.2)
Change in disbursement account	—	—	(41.1)	—	—	(41.1)
Net proceeds from exercise of stock options and other, net	3.7	—	—	—	—	3.7
Intercompany between issuer and subsidiary	16.2	1,154.9	(1,169.5)	(1.6)	—	—

Cash provided by (used for) financing activities from continuing operations	3.7	730.2	(1,214.7)	(11.7)	—	(492.5)

Increase (decrease) in cash and cash equivalents	0.1	0.7	(381.7)	2.9	—	(378.0)
Cash and cash equivalents, beginning of period	0.1	3.2	439.0	2.4	—	444.7

Cash and cash equivalents, end of period	$0.2	$3.9	$57.3	$5.3	$—	$66.7

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months September 30, 2003
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash provided by (used for) operating activities from continuing operations	$(97.4)	$(1,428.6)	$2,043.0	$88.1	$—	$605.1
Investing activities —
Proceed from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	62.5	—	—	62.5
Proceeds from sale of fixed assets	—	—	14.5	—	—	14.5
Capital expenditures, excluding acquisitions	—	—	(341.3)	(5.7)	—	(347.0)
Capitalized interest	—	—	(11.7)	—	—	(11.7)
Change in deferred acquisitions costs, notes receivable and other	—	—	(6.0)	—	—	(6.0)

Cash used for investing activities from continuing operations	—	—	(282.0)	(5.7)	—	(287.7)

Financing activities —
Net proceeds from sale of Series C Preferred Stock	333.1	—	—	—	—	333.1
Proceeds from long-term debt, net of issuance costs	—	2,529.4	—	158.3	—	2,687.7
Payments of long-term debt	—	(3,232.3)	(162.6)	(19.4)	—	(3,414.3)
Payments of preferred stock dividend	(4.8)	—	—	—	—	(4.8)
Change in disbursement account	—	—	(3.4)	—	—	(3.4)
Net proceeds from sale of common stock, exercise of stock options and other, net	97.4	—	—	—	—	97.4
Intercompany between issuer and subsidiary	(328.3)	2,129.8	(1,580.9)	(220.6)	—	—

Cash provided by (used for) financing activities from continuing operations	97.4	1,426.9	(1,746.9)	(81.7)	—	(304.3)

Cash provided by discontinued operations	—	—	17.7	—	—	17.7

Increase (decrease) in cash and cash equivalents	—	(1.7)	31.8	0.7	—	30.8
Cash and cash equivalents, beginning of period	0.1	5.4	171.4	2.5	—	179.4

Cash and cash equivalents, end of period	$0.1	$3.7	$203.2	$3.2	$—	$210.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein. Please note that unless otherwise specifically indicated, discussion of our results relate to our continuing operations.

Executive Summary

Our business is characterized by a stable customer base resulting in reasonably consistent cash flow generation. We provide the basic service of collection and disposal of non-hazardous solid waste to our customers that is essential to their needs. Competition is driven by local economic and demographic factors as well as fluctuations in capacity utilization, in both the collection and landfill business. We believe capacity utilization, in the form of available collection containers, tends to impact pricing for our services through the economics of supply and demand. The order of magnitude for year over year price and volume changes over the past three years has been plus or minus three percent. Customer service satisfaction levels industry-wide are high since the collection customer has a low tolerance for poor service.

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

We invest a large amount of capital to support the ongoing operations of our business. The timing of the annual capital expenditures will vary with the seasonality of our business, and specifically as it relates to landfill development which is sensitive to changes in weather. However, we have a certain amount of flexibility as to when and how we spend capital on these assets without materially impeding operations. Landfills are highly engineered, sophisticated facilities similar to civil works. Each year we invest capital in our active landfills to ensure sufficient capacity to receive the waste volume we handle. In addition, we have approximately 13,500 collection vehicles and over 100,000 containers to serve our collection customers. They endure rough conditions each day and must be routinely maintained and replaced.

Cash flows in our business are for the most part predictable as a result of the nature of our customer base. This predictability provides confidence in our ability to service debt. Knowing this, we have incurred debt to acquire the assets we own. We paid cash to acquire existing, predictable cash flow streams. This financial model should allow us over time to transfer the enterprise value of the company from debt holders to shareholders as we use our cash flow to repay debt. We, of course, need to prudently manage our debt depending on the varying economic and capital market conditions to avoid unnecessary risk. We intend to continue to reduce our debt balance until we reach credit ratios that we believe will allow us to benefit from an investment grade-like cost of capital. As this occurs, we believe two things should happen. First, the relative cost of debt and interest expense should decline. Second, we should have the opportunity to choose the best use of our excess cash flow: further repay debt, pay a dividend, repurchase stock or reinvest in growing the size of our company. If opportunities arise to accelerate the de-leveraging process, we may take advantage of them as long as the opportunities have a positive effect on cash flows.

Results of operations. Net income from continuing operations for the three months ended September 30, 2004 decreased to $46 million from $49 million in the same period a year ago. This decrease was primarily due to increases in costs of operations, selling, general and administrative expenses and income taxes, partially offset by increases in revenue and decreases in interest expense and other.

During the third quarter of 2004, internal revenue growth increased 1.2% and was primarily driven by increases in average price per unit. Third quarter 2004 was the fourth consecutive quarter in which we generated positive internal revenue growth from year over year average price per unit. Core business same store volumes were slightly ahead when comparing third quarter 2004 to the same period in 2003. The internal growth in revenues approximately offset inflationary cost increases, while costs incurred for vehicle maintenance and costs directly associated with the implementation of standards and best practices across the company contributed to a decline in operating income.

Recent economic data regarding the overall economy has been mixed. Based on past business cycles, we believe any improvement in our operating results from an economic recovery would lag the overall economic recovery. We believe that a stronger economic recovery could drive greater volume growth, increase capacity utilization and therefore more positively affect average per unit pricing. We anticipate that costs will continue to increase from normal inflation. In addition, we currently expect our employee benefits, fuel, maintenance and financial assurance costs to continue to increase at a rate in excess of inflation.

At the beginning of 2004, we began efforts to implement best practice programs throughout our organization. We believe the investment we are making in implementing best practice programs in the areas of revenue enhancement, operations, human resources and finance will provide benefits to the overall business through improved operating margins over the long-term. We expect to incur costs associated with the implementation of these programs of approximately $40 million in 2004 and to decrease to a rate of $10 million to $12 million annually for on-going support costs. We expect to be able to produce approximately $65 million of net benefits in 2005, with net annual benefits potentially increasing to approximately $150 million over the long-term. In addition, we plan to increase capital expenditures over the next several years to reduce the average age of our truck fleet.

Our original expectation of the operating results for the full year 2004 was decreased partially because of additional costs relating to our best practice programs, increases in our maintenance programs, and because we have not been able to realize the benefits from an economic recovery to the extent that we had originally anticipated.

Financing activities. We continue to focus on maximizing cash flow to repay debt and to seek opportunities to create additional cash flow through the reduction in interest cost. During the nine months ending September 30, 2004, we reduced our debt balance by $396.8 million to $7.8 billion primarily through the application of cash on our balance sheet at December 31, 2003. We continue to de-lever the company and improve our debt to total capitalization, which decreased to 75.3% at September 30, 2004 from 76.6% at December 31, 2003.

As of September 30, 2004, we had refinanced $2.0 billion of debt, all in the first six months of the year, which enabled us to reduce the weighted average interest rate on these borrowings from 9% to approximately 6% and extend maturities from 2009 to 2011, 2014 and 2034. This contributed to the overall reduction of our effective interest rate from 8.81% at December 31, 2003 to 7.32% as of September 30, 2004. In connection with these refinancing activities, we paid in total approximately $158 million in premiums and debt issuance costs and charged approximately $147 million to interest expense and other for the premiums paid and the non-cash write-off of deferred financing costs.

Management changes. On October 4, 2004, Charles H. Cotros was appointed chairman of the board of directors and chief executive officer of the company, succeeding Thomas H. Van Weelden, whose employment with the company was terminated on October 25, 2004. Mr. Cotros’ agreement currently anticipates he will remain in this position between one to two years.

General

Revenues. We generate revenues primarily from fees charged to customers for waste collection, transfer, recycling and disposal services. We consider our core business to be our collection, transfer and landfill operations. We also generate revenue from the sale of recycled commodities. We record revenue as services are provided, including instances where services are billed in advance of the service being provided. The following table shows our total reported revenues by service line.

Revenues by Service Line (in millions):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Collection
Residential	$869.8	$853.2	$292.4	$287.3
Commercial	1,014.8	1,028.8	338.1	345.9
Roll-off(1)	902.1	895.2	313.8	311.6
Recycling	155.6	150.3	52.7	51.6

Total Collection	2,942.3	2,927.5	997.0	996.4
Disposal
Landfill(2)	481.6	471.9	168.1	171.0
Transfer	320.1	300.3	118.6	108.1

Total Disposal	801.7	772.2	286.7	279.1
Recycling – Commodity	174.8	142.2	60.7	50.2
Other	96.0	93.3	33.3	35.9

Total Revenues	$4,014.8	$3,935.2	$1,377.7	$1,361.6

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles. Roll-off containers are generally uncovered containers that range in size from 20 to 40 cubic yards.

(2)	Landfill revenues are presented net of landfill taxes.

We have organized our operations into four geographic areas. Our operations are not concentrated in any one geographic area. As of October 8, 2004, we committed to modifying our field organizational structure, which commenced in the beginning of the fourth quarter of 2004. We eliminated the four geographic areas, reduced the number of regions from twelve to nine, and realigned some of our districts. The following table shows our revenues by geographic area as they are defined at September 30, 2004, in total and as a percentage of total revenues.

Revenues by Area (1) (in millions, except percentages):

	Nine Months Ended September 30,
	2004		2003
Eastern	$1,074.5	26.8%	$1,042.4	26.5%
Southern	958.5	23.9	966.3	24.6
Central	994.9	24.8	980.1	24.9
Western	956.4	23.8	918.0	23.3
Other(2)	30.5	0.7	28.4	0.7

Total Revenues	$4,014.8	100.0%	$3,935.2	100.0%

	Three Months Ended September 30,
	2004		2003
Eastern	$367.7	26.7%	$359.3	26.4%
Southern	320.4	23.3	328.6	24.1
Central	344.3	25.0	344.1	25.3
Western	335.4	24.3	319.5	23.5
Other(2)	9.9	0.7	10.1	0.7

Total Revenues	$1,377.7	100.0%	$1,361.6	100.0%

(1)	See discussion in Note 11 to our consolidated financial statements.

(2)	Amounts relate primarily to our subsidiaries which provide services throughout the organization.

Operating Expenses. Cost of operations includes labor expenses, waste disposal at third-party disposal facilities, repairs and maintenance, transportation of waste to the disposal site, vehicle operating costs including fuel, landfill operating costs, safety and insurance, and other operating costs such as equipment and facility rent, utilities, environmental compliance and remediation. Approximately 65% of our fuel consumption is under fixed price purchase contracts. Based on the average market price of fuel during the quarter ended September 30, 2004 and the current contractual terms, the fuel contracts provided benefits during the quarter which represent approximately $37 million on an annualized basis. Certain of these contracts expire in early 2005. Landfill operating costs consist of landfill taxes, host community fees, landfill royalty payments, landfill site maintenance and other equipment operating expenses and accretion expense for capping, closure and post-closure monitoring liabilities. Reimbursement from third parties, primarily insurance carriers relating to environmental and remedial costs, are included in cost of operations as an offset to environmental expenses. In addition, gains or losses on sale of assets used in our operations are included in cost of operations. The following table provides the components of our operating costs as a percentage of our total operating costs:

	Nine Months Ended		Three Months		Three Months		Three Months
	September 30,		Ended September 30,		Ended June 30,		Ended March 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Labor(1)	32.0%	32.8%	31.0%	32.1%	31.9%	32.4%	33.3%	33.9%
Disposal	14.9	16.4	15.0	16.4	15.7	17.1	13.9	15.6
Repairs & maintenance	13.4	12.7	13.5	12.7	13.2	12.5	13.4	13.1
Transportation	9.1	8.4	9.2	8.7	9.3	8.6	8.7	8.0
Vehicle operating	6.7	6.5	6.7	6.4	6.7	6.4	6.7	6.8
Landfill operating costs	8.1	7.8	8.5	7.8	8.0	8.0	7.8	7.5
Safety and insurance	5.1	5.2	4.8	5.1	5.3	4.9	5.3	5.5
Other(2)	10.7	10.2	11.3	10.8	9.9	10.1	10.9	9.6

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Includes health and welfare benefits and incentive compensation.

(2)	Primarily includes subcontractor costs, (gain)/loss on sale of assets, environmental expense and related recoveries, and equipment and facility rent.

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

	Nine Months Ended		Three Months		Three Months		Three Months
	September 30,		Ended September 30,		Ended June 30,		Ended March 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Salaries(1)	58.4%	59.8%	53.1%	57.9%	60.2%	59.9%	62.0%	61.7%
Rent and office costs	8.0	8.9	7.9	8.8	7.8	8.8	8.1	9.2
Professional fees	13.3	7.7	14.9	7.0	14.5	8.0	10.2	8.2
Provision for doubtful accounts	3.5	4.6	5.2	6.1	1.3	3.2	3.9	4.5
Other(2)	16.8	19.0	18.9	20.2	16.2	20.1	15.8	16.4

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Includes health and welfare benefits and incentive compensation.

(2)	Primarily includes advertising and promotion, director and officer insurance, employee relocation and bank charges.

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

Statement of Operations Data:

	Three Months Ended September 30,
	2004		2003
Revenues	$1,377.7	100.0%	$1,361.6	100.0%
Cost of operations	874.4	63.5	821.7	60.4
Selling, general and administrative expenses	132.4	9.6	118.7	8.7
Depreciation and amortization	142.7	10.3	139.2	10.2

Operating income	228.2	16.6	282.0	20.7
Interest expense and other	140.4	10.2	194.3	14.3

Income before income taxes	87.8	6.4	87.7	6.4
Income tax expense	46.5	3.4	38.7	2.8
Minority interest	(4.2)	(0.3)	0.5	0.0

Income from continuing operations	45.5	3.3	48.5	3.6
Discontinued operations, net	(1.4)	(0.1)	(10.1)	(0.8)

Net income	44.1	3.2	38.4	2.8
Dividends on preferred stock	(5.4)	(0.4)	(26.5)	(1.9)

Net income available to common shareholders	$38.7	2.8%	$11.9	0.9%

	Nine Months Ended September 30,
	2004		2003
Revenues	$4,014.8	100.0%	$3,935.2	100.0%
Cost of operations	2,503.8	62.4	2,385.0	60.6
Selling, general and administrative expenses	397.0	9.9	353.7	9.0
Depreciation and amortization	421.2	10.5	404.7	10.3

Operating income	692.8	17.2	791.8	20.1
Interest expense and other	611.8	15.2	620.8	15.8

Income before income taxes	81.0	2.0	171.0	4.3
Income tax expense	42.8	1.1	74.5	1.9
Minority interest	(2.9)	(0.1)	1.4	0.0

Income from continuing operations	41.1	1.0	95.1	2.4
Discontinued operations, net	(9.2)	(0.2)	7.4	0.2
Cumulative effect of change in accounting principle, net of tax	—	—	29.0	0.7

Net income	31.9	0.8	131.5	3.3
Dividends on preferred stock	(16.2)	(0.4)	(71.8)	(1.8)

Net income available to common shareholders	$15.7	0.4%	$59.7	1.5%

Three and Nine Months Ended September 30, 2004 and 2003

Revenues. Revenues increased 1.2% and 2.0% in the three and nine months ended September 30, 2004 as compared to the same periods in 2003. Following is a summary of the change in revenues (in millions):

	Three Months	Nine Months
Reported revenues for the period ended September 30, 2003	$1,361.6	$3,935.2
Core business internal growth(1)
Increase from average per unit price change	12.0	31.6
Increase from volume change	3.5	34.7
Net divested revenues(2)	(7.9)	(22.5)
Increase in commodity and other revenues	8.5	35.8

Reported revenues for the period ended September 30, 2004	$1,377.7	$4,014.8

(1)	Represents revenues from collection, transfer and landfill services on a same store basis.

(2)	Excludes amounts reclassified to discontinued operations.

For both the three and nine months ended September 30, 2004, we experienced increases in core business revenues due to positive average per unit price changes in the collection and landfill lines of business. The growth in our average per unit price is a result of our continued focus on effective price increases, managing the pricing of our new work and allowing under-priced work to be replaced with more profitable work.

For the quarter ended September 30, 2004, core business internal growth from the change in volume was slightly positive, as an increase in transfer volumes more than offset the decline in collection and landfill volumes. The increase in transfer volumes included a large dredging project in the State of Washington. For the nine months ended September 30, 2004, we experienced some growth in collections and landfill and higher growth in the transfer line of business.

Commodity and other revenue increased primarily due to an increase in the average per unit price received for old corrugated cardboard and various grades of paper, our primary commodities.

Cost of Operations. Cost of operations increased 6.4% and 5.0% in the three and nine months ended September 30, 2004 as compared to the same period in 2003. The increase for the quarter is primarily attributable to inflationary cost increases and increases in maintenance, landfill operating costs, transportation, and costs related to our best practices programs. The increase for the nine month period is attributable to these factors as well as an increase in volume based operating costs (such as labor, transportation and vehicle operating costs).

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 11.5% and 12.2% in the three and nine months ended September 30, 2004 as compared to the same period in 2003. The increase for both the three and nine month periods is primarily attributable to costs associated with professional fees related to efforts to implement standards and best practices across the company and an increase in professional fees for incremental costs associated with increased corporate governance regulations and labor relations. In the three months ended September 30, 2004 these increases were partially offset by a decrease in incentive compensation expense.

Depreciation and Amortization. Depreciation and amortization expense increased 2.5% and 4.1% in the three and nine months ended September 30, 2004 as compared to the same period in 2003. The increase for both the three and nine months ended September 30, 2004 was primarily attributable to an increase in landfill amortization rates. In addition, for the nine months ended September 30, 2004, we experienced an increase in landfill volumes (which includes intercompany volumes).

Interest Expense and Other. Interest expense and other decreased by 27.7% and 1.4% in the three and nine months ended September 30, 2004 as compared to the same period in 2003. Following are the components of interest expense and other (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest Expense and Other —
Interest expense, gross	$143.0	$173.3	$451.8	$522.8
Cash settlement on non-hedge accounting interest rate swap contracts	(1.6)	13.0	9.1	39.0
Interest income	(0.3)	(0.4)	(2.1)	(1.9)
Interest capitalized for development projects	(3.3)	(4.4)	(9.9)	(11.7)
Accretion of debt and amortization of debt issuance costs	6.5	6.9	20.3	24.9
Non-cash gain on non-hedge accounting interest rate swap contracts	(8.7)	(15.4)	(15.3)	(36.5)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	—	5.4	6.7	17.7
Costs incurred to early extinguish debt	4.8	16.9	151.6	70.7
Interest expense allocated to discontinued operations	—	(1.0)	(0.4)	(4.2)

Interest expense and other from continuing operations	$140.4	$194.3	$611.8	$620.8

The decrease in interest expense, gross and cash settlement on non-hedge accounting interest rate swap contracts is primarily attributable to our continued debt repayment, reduction in our average interest rate through opportunistic refinancing transactions and the maturing of higher rate interest rate swap contracts. We incurred costs to extinguish debt early during the nine months ended September 30, 2004 of $126.0 million of premiums and fees paid and $25.6 million on non-cash write off of deferred financing costs. Approximately $122.0 million of the premiums paid and $24.8 million of the non-cash write off of deferred financing costs occurred in the first six months of 2004 and were associated with the repurchase of $1.149 billion of our 10% senior subordinated notes and the redemption of $875 million of 7.875% senior notes, both of which were due in 2009. During the third quarter of 2004, $4.0 million of premiums and fees paid and $0.8 million of non-cash write off of deferred financing costs were incurred relating to the redemption of an additional $75 million of our 10% senior subordinated notes due in 2009.

The change in non-cash gain on non-hedge accounting interest rate swap contracts is due to changes in the market value of the underlying interest rate swap contract driven by both changes in prevailing interest rates and the remaining term of the interest rate swap contract. The decrease in amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts is attributable to de-designated interest rate swap contracts that matured during 2004.

Taxes on Income. The effective tax rate for three months ended September 30, 2004 was 50.5% compared to 44.3% for the same period in 2003. The increase is primarily due to a decrease in estimated annual earnings before taxes in 2004 compared with 2003.

Minority Interest. We recognized a non-recurring minority interest benefit from revised estimates used in the stipulated calculation of certain minority shareholders’ equity at certain consolidated subsidiaries.

Discontinued Operations. For the three and nine months ended September 30, 2004, discontinued operations included a net after tax loss of approximately $1.4 million ($2.5 million pre-tax loss) and approximately $9.2 million loss ($0.5 million pre-tax gain), respectively, for the divestiture of certain operations in Florida. For the three and nine months ended September 30, 2003, discontinued operations included a net after tax loss of approximately $10.1 million ($18.2 million pre-tax loss) and a net after tax gain of approximately $7.4 million ($20.5 million pre-tax loss), respectively, for the divestiture of operations in South Carolina, Georgia, Colorado, New Jersey, Virginia and Florida.

Cumulative Effect of Change in Accounting Principle. In 2003, upon adoption of SFAS 143, Accounting for Asset Retirement Obligations, we recorded a cumulative effect of change in accounting principle of $29.0 million, net of income tax expense of $19.4 million.

Dividends on Preferred Stock. Dividends on preferred stock were $5.4 million and $26.5 million for the third quarter of 2004 and 2003, respectively, and $16.2 million and $71.8 million for the nine months ended September 30, 2004 and 2003, respectively. Dividends on preferred stock decreased by 79.6% and 77.4%, respectively, in the three and nine months ended September 30, 2004 as compared to the same periods in 2003. In April 2003, we issued Series C Mandatory Convertible Preferred Stock with 6.25% dividends payable in cash. Dividends in 2003 included a non-cash 6.5% liquidation preference on our Series A Senior Convertible Preferred Stock. In December 2003, we completed the exchange of the Series A Preferred Stock to common stock, which included the cumulative dividends that had been accrued.

Subsequent Event

As of September 30, 2004 we managed our operations through four geographic operating areas. Each area was responsible for managing several vertically integrated operations, which were comprised of regions and districts. On October 8, 2004, we committed to modifying our field organizational structure, which began in the fourth quarter of 2004. We eliminated the four geographic areas, reduced the number of regions by three, from twelve to nine, and realigned certain districts. These actions reflect our on-going efforts to maximize efficiency and improve effectiveness and are expected to be substantially complete in the fourth quarter of 2004. As a result of these actions, we anticipate that restructuring and other costs will be approximately $5 million, a portion of which will be expensed in the fourth quarter of 2004 with the remainder in 2005. We are anticipating future annual labor savings of approximately $3 million as a result of this restructuring.

On October 25, 2004, the Company and Thomas H. Van Weelden terminated Mr. Van Weelden’s employment contract and Mr. Van Weelden is no longer serving as the Company’s President. In the fourth quarter of 2004, we expect to record a severance charge of approximately $15 million ($9 million after tax). This represents the present value of a cash obligation of approximately $8 million to be paid over the next three and a half years, and a non-cash charge associated with Mr. Van Weelden’s vesting of restricted stock awards.

Liquidity and Capital Resources

We meet operational liquidity needs with operating cash flow. Our primary liquidity and capital needs are capital expenditures for vehicles, containers and landfill development, debt service costs, scheduled debt maturities and capping, closure, post-closure and environmental expenditures. We have historically generated reasonably stable operating cash flows.

When we cannot meet our liquidity needs with operating cash flow, we meet those needs with borrowings under our revolving credit facility. We have a $1.5 billion commitment until 2008 under our revolving credit facility, which we believe is adequate to meet our liquidity needs. At September 30, 2004, we had $79.2 million drawn and $578.9 million in letters of credit drawn on the revolving credit facility, leaving $841.9 million of availability. Additionally, we have a $198 million commitment until 2008 under our institutional letter of credit facility to supplement our revolving credit facility to meet letter of credit requirements, all of which was used at September 30, 2004.

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

Following is a summary of the primary sources and uses of cash during the following periods (in millions):

	Nine Months Ended September 30,
	2004	2003
Sources of cash
Cash provided by continuing operations	$438.0	$605.1
Decrease (increase) in cash balance	378.0	(30.8)
Proceeds from issuance of common and preferred stock	3.7	427.5
Net proceeds from divestitures, net of acquisitions	37.5	62.5
Proceeds from the sale of fixed assets	7.9	14.5

Total	$865.1	$1,078.8

Uses of cash
Capital expenditures	$366.3	$347.0
Debt payments, net of debt proceeds	401.3	681.5
Debt issuance costs	37.6	45.1
Payment of preferred stock cash dividends	16.2	4.8
Decrease in disbursement account	41.1	3.4
Other non-operating net cash outflows (inflows)	2.6	(3.0)

Total	$865.1	$1,078.8

Cash provided by continuing operations decreased by 27.6% during the first nine months of 2004 when compared to the same period in 2003 primarily due to the payment of $126.0 million of premiums and fees for refinancing transactions in 2004, a reduction in net income, and an increase in working capital of $57.2 million that was primarily attributable to the timing of payment of interest, taxes and other operating expenditures.

2004 Financing Transactions

The following transactions were completed during the first nine months of 2004:

We repaid our $225 million 7.375% senior notes due 2004 on January 2, 2004 with our cash balance at December 31, 2003 .

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

In connection with the 2004 financing transactions discussed above, which reduced the weighted average interest rate on approximately $2.0 billion of borrowings from 9% to 6%, we paid premiums and issuance costs of approximately $158 million ($55 million in first quarter and $103 million in second quarter) and recorded a charge to interest expense and other of approximately $147 million ($53 million in first quarter and $94 million in second quarter) for premiums paid and the non-cash write-off of deferred financing costs. The premiums and issuance costs were paid using our revolver borrowings.

In August 2004, we redeemed an additional $75 million of our 10% senior subordinated notes due 2009 for $78.8 million. In connection with this redemption, we paid premiums and fees of approximately $4.0 million and wrote-off $0.8 million of deferred financing costs, both of which were recorded as a change to interest expense and other.

We expect to redeem an additional $75 million of the 1999 Notes for $78.8 million effective November 5, 2004.

On October 1, 2004 we increased our receivables secured loan program from $175 million to $230 million. Also, as of October 1, 2004 we increased the amount we borrowed under the loan agreement secured by receivables by $75 million and extended the maturity from March 2005 to May 2005. The loan agreement has a 364 day term with a three year liquidity facility, however, we intend to extend the agreement annually. If we are unable to renew the loan agreement, we would refinance any amounts outstanding with our revolving credit facility which matures in 2008 or with other long-term borrowings. Although we intend to renew the loan agreement in May 2005 and do not expect to repay the amounts within the next twelve months, the loan is classified as current because it has a contractual maturity of less than one year.

Financing Plan

We are a highly leveraged company with $7.8 billion of outstanding debt at September 30, 2004. The vast majority of our debt was incurred to acquire solid waste companies during the past 10 years. We incurred and assumed over $11 billion of debt to acquire BFI in 1999. Since the acquisition of BFI, we have repaid debt with cash flow from operations, asset sales and the issuance of equity. We intend to continue to reduce our debt balance until we reach credit ratios that we believe will allow us to benefit from an investment grade-like cost of capital. We believe those benefits will be realized when the following ratios approach the indicated ranges:

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

Between now and then, we will continue to manage operating cash flows to facilitate repayment of our scheduled debt maturities and opportunistically reduce interest costs through refinancing transactions to the extent economically beneficial as evidenced by the refinancing of $1.7 billion 10% senior subordinated notes due 2009 and the other financing transactions completed in 2003 and 2004. Because of our historical experience of producing stable cash flows, we believe that we will continue to generate cash flow from operations after funding capital expenditures to be used to repay debt. In the future, we expect to continue to acquire operations that strengthen existing markets and increase vertical integration. In addition, we will continue to evaluate our performance and divest operations that do not maximize operating efficiencies.

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

Contractual Obligations

The following table provides additional maturity detail of our long-term debt obligations at September 30, 2004 (in millions):

Debt	2004	2005	2006	2007	2008	2009	Thereafter	Total
Revolving Credit Facility(1):	$—	$—	$—	$—	$79.2	$—	$—	$79.2
Term loan B due 2010	—	15.0	15.0	15.0	15.0	15.0	1,090.8	1,165.8
Term Loan C due 2010	—	3.1	3.1	3.1	3.1	3.1	230.5	246.0
Term Loan D due 2010	—	1.9	1.9	1.9	1.9	1.9	138.1	147.6
Receivables secured loan(2)	—	136.2	—	—	—	—	—	136.2
7.875% BFI Senior notes	—	69.5	—	—	—	—	—	69.5
7.625% Senior notes	—	—	600.0	—	—	—	—	600.0
8.875% Senior notes	—	—	—	—	600.0	—	—	600.0
8.50% Senior notes	—	—	—	—	750.0	—	—	750.0
6.375% BFI Senior notes	—	—	—	—	161.2	—	—	161.2
10.00% Senior sub notes due 2009	—	—	—	—	—	270.0	—	270.0
6.50% Senior notes due 2010	—	—	—	—	—	—	350.0	350.0
5.75% Senior notes due 2011	—	—	—	—	—	—	400.0	400.0
6.375% Senior notes due 2011	—	—	—	—	—	—	275.0	275.0
9.25% Senior notes due 2012	—	—	—	—	—	—	375.0	375.0
7.875% Senior notes due 2013	—	—	—	—	—	—	450.0	450.0
7.375% Senior unsecured notes due 2014	—	—	—	—	—	—	400.0	400.0
6.125% Senior notes due 2014	—	—	—	—	—	—	425.0	425.0
9.25% BFI debentures due 2021	—	—	—	—	—	—	99.5	99.5
7.40% BFI debentures due 2035	—	—	—	—	—	—	360.0	360.0
4.25% Senior sub convertible debentures due 2034	—	—	—	—	—	—	230.0	230.0
Other debt	2.5	17.6	7.6	2.0	1.2	1.3	301.3	333.5

Total principal due	$2.5	$243.3	$627.6	$22.0	$1,611.6	$291.3	$5,125.2	$7,923.5
Discount, net								(86.2)

Total debt balance								$7,837.3

(1)	At September 30, 2004, under our 2003 Credit Facility, we had a revolver capacity commitment of $1.5 billion with $79.2 million outstanding and $578.9 million of letters of credit outstanding, providing us remaining availability of $841.9 million. In addition, we had an institutional letter of credit facility of $198 million available under the 2003 Credit Facility, all of which was used for letters of credit outstanding.

(2)	The receivables secured loan is a 364 day facility. On October 1, 2004, we increased our receivables secured loan by $75 million and extended the maturity from March 2005 to May 2005. At that time, we intend to renew the loan agreement. If we are unable to renew the loan agreement, we would refinance any amounts outstanding with our revolving credit facility which matures in 2008 or with other long-term borrowings. Although we intend to renew the loan agreement in May 2005 and do not expect to repay the amounts within the next twelve months, the loan is classified as current because it has a contractual maturity of less than one year.

Debt Covenants. At September 30, 2004, we were in compliance with all financial covenants under our 2003 Credit Facility and our indentures. At September 30, 2004, Total Debt/EBITDA(1) ratio, as defined by the 2003 Credit Facility, was 5.22:1 and our EBITDA(1)/Interest ratio was 2.17:1. We are not subject to any minimum net worth covenants and we have no credit rating triggers.

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

Off-Balance Sheet Financing

We have no off-balance sheet debt or similar obligations, other than financial assurance instruments which are not classified as debt. For a description of our financial assurance instruments, see Note 10 to our consolidated financial statements included under Item 1 of this Form 10-Q. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt.

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

Disclosure Regarding Forward Looking Statements

This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Forward Looking Statements). All statements, other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Examples of these Forward Looking Statements include, among others, statements regarding:

•	our business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, including our market-specific acquisitions and divestitures;

•	our ability to obtain financing, renew our receivable loan agreement, refinance existing debt, reduce interest cost, accelerate our de-leveraging process and to extend debt maturities, and to fund the growth of our future operations during the fourth quarter of 2004;

•	the adequacy of our operating cash flow and revolving credit facility to make payments on our indebtedness and fund other liquidity needs;

•	our ability to generate cash flows from operations after funding capital expenditures at similar levels as what we generated over the last three years;

•	our ability to increase revenue growth and internal growth by increasing volumes collected and disposed and by increasing the rates for the services we provide;

•	our ability to pay cash dividends in the future;

•	our expectation that we may become an investment grade investment in the future;

•	our ability to achieve credit ratios that would allow us to receive benefits of a cross over investment grade company and/or investment grade-like cost of capital;

•	our estimates of future expenses, including amortization expense;

•	our ability to achieve cost reductions in the future;

•	our estimates of future annual interest cost reductions;

•	our ability to perform our obligations under financial assurance contracts and our expectation that financial assurance contracts will not materially increase;

•	underlying assumptions including internal growth as well as general economic and financial market conditions;

•	our expectation that our casualty, property or environmental claims or other contingencies will not have a material effect on our operations;

•	our estimate of federal and state income taxes and penalties required to be paid if we do not prevail in our appeal of the IRS’ disallowance of capital losses related to BFI;

•	our belief that the costs of settlements or judgments arising from litigation and the effects of settlements or judgments on our consolidated liquidity, financial position or results of operation will not be material;

•	our ability to achieve benefits, including the timing and amount of any benefits, resulting from the implementation of standards and best practice programs and our estimates of costs associated with the implementation; and

•	our expectation to begin modifying our organizational structure in the beginning of the fourth quarter 2004 and the costs associated with this restructuring.

These Forward-Looking Statements involve risks and uncertainties which could cause actual results to differ materially including, without limitation: (1) weakness in the U.S. economy may cause a decline in the demand for our services (particularly in the commercial and industrial sectors), a decline in the price of commodities sold by us, increased competitive pressure on pricing and generally make it more difficult for us to predict economic trends; (2) we may be impeded in the successful integration of acquired businesses and our market development efforts, which may cause significant increases in our waste disposal expenses; (3) we may be unsuccessful in achieving greater aggregate revenues from price increases; (4) a change in interest rates or a reduction in the Company’s cash flow could impair our ability to service and reduce our debt obligations; (5) volatility in interest rates may, among other things, affect earnings due to our variable debt and the possible mark to market changes on certain interest rate hedges; (6) divestitures by us may not raise funds exceeding financing needed for acquisitions or may not occur at all; (7) severe weather conditions could impair our operating results; (8) the covenants in our credit facilities and indentures may limit our ability to operate our business; (9) we could be unable to obtain required permits; (10) we may be unable to raise additional capital to meet our operational needs; (11) increases in post-closure costs could result in an increase in our operating costs; (12) we may be unable to obtain financial assurances; (13) the loss of services of any members of senior management may affect our operating abilities; (14) government regulations may increase the cost of doing business; (15) potential liabilities, including the outcome of litigation brought by government agencies, liabilities associated with our acquisitions and hazardous substance and environmental liabilities could increase costs; (16) potential increases in commodity, insurance and fuel prices may make it more expensive to operate our business; (17) potential increases in our operating costs or disruption to our operations as a result of union initiated work stoppages; (18) we may not be able to realize some or all anticipated net benefits associated with the best practices programs; (19) potential increases in volatility resulting from allocating goodwill to nine regions from four areas (20) changes in internal controls resulting from compliance with the Sarbanes-Oxley Act of 2002 and any associated costs and (21) potential errors in accounting estimates and/or judgments.

Other factors which could materially affect the Forward-Looking Statements in this Form 10-Q can be found in our periodic reports filed with the Securities and Exchange Commission, including risk factors detailed in Management’s Discussion and Analysis in our Form 10-K for the year ended December 31, 2003 and Form 10-Q for the quarters ended June 30, 2004 and March 31, 2004. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the Forward-Looking Statements and are cautioned not to place undue reliance on such Forward-Looking Statements. The Forward-Looking Statements made herein are only made as of the date of this quarterly report on Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Note 5 “Long-term Debt” and Note 6 “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for the year ended December 31, 2003 in our current report on Form 8-K filed on May 10, 2004 and Notes 4 and 5 in this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, evaluated, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15(b)). Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of the date of that evaluation. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On August 9, 2004, August 27, 2004, and September 30, 2004, three putative class action lawsuits were filed against us and four of our current and former officers in the U.S. District Court for the District of Arizona. The complaints assert claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaints allege that from February 10, 2004, to July 27, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated second quarter 2004 results. The complaints further allege that the statements were false and misleading because the defendants knew, but did not disclose, that we could not meet our financial projections because (i) our growth was lagging due to poor execution and the loss of a large contract, (ii) we failed to successfully implement our best practices initiatives, and (iii) an anticipated cyclical pickup in trash volume was not materializing. The lawsuits seek an unspecified amount of damages. We believe the claims are without merit and we intend to defend the action vigorously.

The Attorney General of Ohio has indicated that it intends to initiate a civil enforcement action against one of our subsidiaries, Browning Ferris Industries of Ohio, in the State of Ohio alleging that the subsidiary violated Ohio’s solid waste and infectious waste regulations. To resolve this matter, we have negotiated a settlement with the State of Ohio and anticipate that the complaint and consent order memorializing the settlement will be filed within the next thirty (30) days. Pursuant to the consent order, we agreed to limit the acceptance of all waste material in our Salem, Ohio landfill to not more than 300 tons per day. This limitation could last until October 31, 2009, unless earlier terminated by a change in the applicable laws or by our reaching the currently approved capacity. We also agreed to close the facility, if required to do so, according to a closure and post-closure plan that would require us to provide financial assurance for closure and post-closure care of the facility in accordance with Ohio law. Without admitting fault or liability, we further agreed to pay a civil penalty of $261,396, to be subject to further penalties in the event of non-compliance with the consent order, and to reimburse the Office of the Attorney General of Ohio for enforcement expenses incurred relating to this matter in an amount of $10,000.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits

10.1*	Fourth Amendment dated as of June 16, 2004, to the Credit Agreement dated as of July 21, 1999, as amended and restated as of March 30, 2004.

10.2*	Indemnification Agreement – Employees (List of Covered Persons)

10.3*	Indemnification Agreement – Non-Employee Directors (List of Covered Persons)

10.4	Executive Employment Agreement between the Company and Charles H. Cotros effective October 4, 2004. Exhibit 10.1 to Allied’s Report on Form 8-K dated October 6, 2004 is incorporated herein by reference.

10.5	Option Agreement between the Company and Charles H. Cotros effective October 4, 2004. Exhibit 10.1 to Allied’s Report on Form 8-K dated October 6, 2004 is incorporated herein by reference.

10.6	Amendment to the Executive Employment Agreement between the Company and Thomas H. VanWeelden effective October 4, 2004. Exhibit 10.1 to Allied’s Report on Form 8-K dated October 6, 2004 is incorporated herein by reference.

31.1*	Section 302 Certification of Charles H. Cotros, Chairman of the Board of Directors and Chief Executive Officer

31.2*	Section 302 Certification of Peter S. Hathaway, Executive Vice President and Chief Financial Officer

32*	Certification Pursuant to 18 U.S.C.§1350 of Charles H. Cotros, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer

* Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED WASTE INDUSTRIES, INC.

By:	/s/ PETER S. HATHAWAY

Peter S. Hathaway
Executive Vice President and Chief Financial Officer

By:	/s/ JAMES E. GRAY

James E. Gray
Vice President, Controller and Chief Accounting Officer

Date: November 4, 2004

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Fourth Amendment dated as of June 16, 2004, to the Credit Agreement dated as of July 21, 1999, as amended and restated as of March 30, 2004.

10.2*	Indemnification Agreement — Employees (List of Covered Persons)

10.3*	Indemnification Agreement — Non-Employee Directors (List of Covered Persons)

10.4	Executive Employment Agreement between the Company and Charles H. Cotros effective October 4, 2004. Exhibit 10.1 to Allied’s Report on Form 8-K dated October 6, 2004 is incorporated herein by reference.

10.5	Option Agreement between the Company and Charles H. Cotros effective October 4, 2004. Exhibit 10.1 to Allied’s Report on Form 8-K dated October 6, 2004 is incorporated herein by reference.

10.6	Amendment to the Executive Employment Agreement between the Company and Thomas H. VanWeelden effective October 4, 2004. Exhibit 10.1 to Allied’s Report on Form 8-K dated October 6, 2004 is incorporated herein by reference.

31.1*	Section 302 Certification of Charles H. Cotros, Chairman of the Board of Directors and Chief Executive Officer

31.2*	Section 302 Certification of Peter S. Hathaway, Executive Vice President and Chief Financial Officer

32*	Certification Pursuant to 18 U.S.C.§1350 of Charles H. Cotros, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer

* Filed herewith.