Form 10-K
period 2004-12-31
ALLIED WASTE INDUSTRIES INC
filed 2005-02-18
CIK 848865

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from to
Commission File Number 1-14705
ALLIED WASTE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0228636
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

15880 North Greenway-Hayden Loop, Suite 100 Scottsdale, Arizona (Address of principal executive offices)	85260 (Zip Code)
Registrant’s telephone number, including area code:
(480) 627-2700
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange
Series C Senior Mandatory Convertible Preferred Stock	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).      Yes ☑          No ☐
The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant was $4,188,763,808 as of June 30, 2004.
The number of shares of the registrant’s common stock, $.01 par value, outstanding at February 1, 2005 was 318,180,817.

PART I
Item 1.	Business	3
Item 2.	Properties	11
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	65
Item 8.	Financial Statements and Supplementary Data	67
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	136
Item 9A.	Controls and Procedures	136
Item 9B.	Other Information	136

PART III
Item 10.	Directors and Executive Officers of the Registrant	137
Item 11.	Executive Compensation	142
Item 12.	Security Ownership of Certain Beneficial Owners and Management	156
Item 13.	Certain Relationships and Related Transactions	159
Item 14.	Principal Accountant Fees and Services	161

PART IV
Item 15.	Exhibits, Financial Statement Schedules	162
	Signatures	211
EX-4.33
EX-10.61
EX-10.62
EX-10.63
EX-10.64
EX-10.65
EX-10.66
EX-10.67
EX-10.68
EX-10.69
EX-10.70
EX-10.71
EX-10.72
EX-12.1
EX-14
EX-21
EX-23.1
EX-31.1
EX-31.2
EX-32

Unless the context requires otherwise, reference in this Form 10-K to “Allied,” “we,” “us” and “our”, refer to Allied Waste Industries, Inc. and its consolidated subsidiaries.
PART I

Item 1.	Business
Overview
We are the second largest non-hazardous solid waste management company in the United States. The non-hazardous solid waste industry in the United States generates approximately $42 billion of annual revenue from publicly-traded companies, municipalities and privately-held companies. Publicly-traded companies generate approximately 49% of the revenues, while municipalities and private companies generate the remaining revenues. Presently, the three largest publicly-traded companies in the waste management industry in the United States generate over 90% of the public company revenues.
We provide collection, transfer, recycling and disposal services for approximately 10 million residential, commercial and industrial customers. We serve our customers through a network of 314 collection companies, 165 transfer stations, 166 active landfills and 58 recycling facilities in 122 major markets within 37 states. We operate only in the United States and Puerto Rico. We operate as a vertically integrated company which entails picking up waste from businesses and residences and disposing of that waste in our own landfills to the extent that it is economically beneficial (referred to as internalization). This allows us greater stability in and control over the waste flow into our landfills and, therefore, greater control over the cash flow stability in our business.
Our management philosophy utilizes decentralized operating management, with centralized control functions and management oversight. We believe that this model allows us to maximize the growth and development opportunities in each of our markets and has largely contributed to our ability to operate the business efficiently, while maintaining effective controls and standards over our operations and administrative matters, including financial reporting. Since the waste collection and disposal business is a very local business, operations and opportunities differ in each of our markets. By utilizing decentralized operating management with standards for best practices, we strive to standardize the common practices across the company, while maintaining the day-to-day operating decisions at the local level, which is closest to the customer. We implement this philosophy by organizing our operations into a corporate, region and district infrastructure.
We were incorporated in Delaware in 1989. We have grown the company from a revenue base of $35 million in 1992 to over $5 billion in 2004 primarily through a series of acquisitions highlighted by the $1.5 billion acquisition of the solid waste assets of Laidlaw, Inc. (Laidlaw) in 1996 and the $9.6 billion acquisition of Browning-Ferris Industries, Inc. (BFI) in 1999. We have, and continue to, acquire smaller companies within the waste industry that either provide additional infrastructure, such as landfills and transfer stations in existing markets, or tuck into our existing collection companies and enhance our internalization and profitability in a market. Since 2001, we have funded the acquisition of companies through the proceeds from divestitures of our own assets that could not be operated in a manner consistent with our business model.
Our current business objectives are to focus on internal revenue and earnings growth and generate cash flow to invest in our vehicles, containers and equipment and to repay debt. We reported revenues of approximately $5.4 billion and $5.2 billion for the years ended December 31, 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, we generated operating cash flows of approximately $650.0 million and $783.9 million, and reinvested approximately $582.9 million and $491.8 million of capital into the business, respectively, primarily for landfill development, vehicles and containers. During 2004, we reduced our debt balance by $477.1 million to $7.8 billion through the application of cash on our balance sheet at December 31, 2003 and operating cash flows.
General information about us can be found at www.alliedwaste.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission (SEC).
Business Strategy
Our business strategy is aimed at maximizing operating cash flows to reinvest in our business and to continue to pay down debt. The components of this strategy include: (1) operating vertically integrated, non-hazardous solid waste service businesses with a high rate of waste internalization; (2) implementing best practices programs; (3) managing our businesses locally with a strong operations focus on customer service; (4) maintaining or improving our market position through internal development and incremental acquisitions; and (5) maintaining the financial capacity and effective administrative systems and controls to support on-going operations and future growth.
Vertical Integration and Internalization. Vertical integration has been and continues to be the key element of our business strategy. The fundamental objective of the vertical integration business model is to control the waste stream from the point of collection through disposal, thereby optimizing the economics of the waste stream by achieving a high rate of waste internalization. As of December 31, 2004, approximately 73% of the waste that our collection companies pick up is disposed of at our landfills. Additionally, approximately half of the waste that is disposed of at our landfills comes from our collection companies. This means that on average, each day we open our landfills, we expect that almost half of the volume received will be delivered by our own vehicles.
Across the country we have built, through market-specific acquisitions, vertically integrated operations typically consisting of collection companies, transfer stations, recycling facilities and landfills. Within our markets, we seek to strengthen our competitive position and improve our financial returns by developing and acquiring assets that provide or improve the infrastructure for a vertically integrated market and to increase the density of our collection routes or by developing previously non-permitted, non-contiguous landfill sites (greenfield landfill sites). We also may divest of operations in markets in which over the long-term we cannot successfully build a vertically integrated structure. We believe that we can realize competitive advantages by continuously implementing this strategy across existing and selected new markets in the United States.
Best Practices. At the beginning of 2004, we began efforts to implement best practice programs throughout our organization. We believe the investment we are making in implementing best practice programs in the areas of revenue enhancement and operating cost reductions will provide benefits to the overall business through improved operating margins over the long term. The programs are focused on improving sales productivity and pricing effectiveness, driver productivity through improved routing, maintenance efficiency through standardized operating practices, and reducing our costs through more effective purchasing. In addition, we are focusing on controlling cost increases associated with safety and our health and welfare programs.
Focus on Customer Service Excellence. Decentralized operations and local management characterize our operations-oriented business strategy. Historically, we have successfully focused our management development activities on recruiting and retaining operating managers with extensive industry and local market experiences. Our senior operating management averages over 20 years of industry experience. By continuing to hire and retain experienced, local market-oriented managers, we believe that we are well positioned to react to customer needs and changes in our markets and are able to capitalize on growth opportunities. The focus on customer services is supported by investing in and maintaining a quality asset base and providing training programs that maximize our operational excellence.

Internal Development and Incremental Acquisitions. We focus on achieving a sustainable rate of long-term growth and efficiently operating our assets. We intend to increase revenues by increasing collection and disposal volumes and developing greenfield landfill sites. We also intend to increase revenue by increasing the rates we charge for the services we provide. We intend to supplement this internal growth with acquisitions of operating assets, such as landfills and transfer stations, and tuck-in acquisitions of privately owned solid waste collection and disposal operations in existing markets. We are continuously evaluating our existing operating assets to determine if we are maximizing our market density and internalization. To the extent certain operating assets are not performing at efficient levels, we may examine opportunities to provide greater efficiencies through tuck-in acquisitions or ultimately determine to divest of such assets and reallocate resources to other markets. We also intend to examine opportunities when government entities privatize the operation of all or part of their solid waste systems. In addition, we seek to maintain broad domestic geographic diversification in our operations through market development initiatives.
Maintaining Financial Capacity and Infrastructure for Future Growth. We seek to implement our business strategy by maintaining sufficient financial capacity and effective administrative systems and controls. Our operating cash flows have historically been sufficient to fund our debt service, working capital and capital expenditure requirements, and we maintain a revolving line of credit capacity which has been sufficient to handle seasonal and other peak spending requirements. Cash flows available to pay down debt in excess of current year debt maturities have been applied to future maturities.
Our system of internal controls is implemented through clear policies and procedures and appropriate delegation of authority and segregation of responsibility. Our company policies establish a philosophy of conducting operations in a responsible and ethical manner, including the manner in which we handle operations that impact the surrounding environment. Senior management is committed to establishing and fostering an environment of integrity and ethical conduct. Our comprehensive internal audit function assists management in the oversight and evaluation of the effectiveness of the system of internal controls. Our system of internal controls are reviewed, tested, modified and improved as changes occur in business conditions and our operations.
In 2004, we implemented compliance with the Sarbanes-Oxley Act of 2002, Section 404 (SOX 404). Our related report on internal controls over financial reporting is included in Item 9A.
Operations
Our revenue mix (based on net revenues) for 2004 was approximately $3.9 billion collection, $436 million transfer, $643 million landfill, $235 million recycling and $128 million other. No one customer has individually accounted for more than 2% of our consolidated revenue in any of the last three years.
Collection. Collection operations involve collecting and transporting non-hazardous waste from the point of generation to the site of disposal, which may be a transfer station or a landfill. Fees relating to collection services are based on collection frequency, type of equipment furnished (if any), special handling needs, the type and volume or weight of the waste collected, the distance traveled to the transfer station or disposal facility and the cost of disposal, as well as general competitive and prevailing local economic conditions. We have approximately 13,500 collection vehicles and perform the majority of vehicle maintenance at our own maintenance facilities. Depending on the customer being served, we generally provide solid waste collection under the following four service lines:

•	Commercial. We provide containerized non-hazardous solid waste disposal services to a wide variety of commercial and industrial customers. Commercial revenue represents approximately 34% of our collection revenue. We provide customers with containers that are designed to be lifted mechanically and emptied into a collection vehicle’s compaction hopper. Our commercial containers generally range in size from one to eight cubic yards. Commercial contract terms generally range from 1 to 3 years and commonly have renewal options.

•	Residential. We perform residential collection services under individual monthly subscriptions directly to households or under exclusive contracts with municipal governments that allow us to service all or a portion of the homes in the municipalities at established rates. Municipal contracts generally have a term of 3 to 5 years and commonly have renewal options. We seek to obtain municipal contracts that enhance the efficiency and profitability of our operations as a result of the density of collection customers within a given area. Residential revenue represents approximately 30% of our collection revenue, approximately 45% of which is subscription revenue and approximately 55% of which is municipal revenue. Prior to the end of the term of most municipal contracts, we will attempt to renegotiate the contract, and if unable to do so, will generally re-bid the contract on a sealed bid basis. We also make residential collection service arrangements directly with households. We seek to enter into residential service arrangements where the route density is high, thereby creating additional economic benefit. Residential collection fees are either paid by the municipalities out of tax revenues or service charges, or are paid directly by the residents who receive the service. We generally provide small containers to our customers that are lifted either mechanically or manually and emptied into the collection vehicle. The collection vehicle will collect the waste from many customers before traveling to a transfer station or landfill for disposal.

•	Roll-off. Roll-off revenue represents approximately 31% of our collection revenue. We provide roll-off collection services to a wide variety of commercial and industrial customers as well as residential customers. We provide customers with containers that are designed to be lifted mechanically and loaded onto the collection vehicle. Our roll-off containers generally range in size from 20 to 40 cubic yards. The collection vehicle returns to the transfer station or landfill after pulling the container from each customer. Contracts for roll-off containers may provide for temporary (such as the removal of waste from a construction site) or ongoing services.

•	Recycling. Recycling collection revenue represents approximately 5% of our total collection revenue. Recycling collection services include curbside collection of recyclable materials for residential customers and commercial and industrial collection of recyclable materials. We generally charge recycling fees based on the service sought by the customer. The customer pays for the cost of removing, sorting and transferring recyclable materials downstream in the recycling process. The collection vehicle will collect the waste from many customers before traveling to a material recovery facility to deliver the recyclables.
Transfer Stations. A transfer station is a facility where solid waste collected by third-party and company-owned vehicles is consolidated and then transferred to and compacted in large, specially constructed trailers for transportation to disposal facilities. This consolidation reduces costs by increasing the density of the waste being transported over long distances through compaction and by improving utilization of collection personnel and equipment. We generally base fees upon such factors as the type and volume or weight of the waste transferred, the transport distance to the disposal facility, the cost of disposal and general competitive and economic conditions. We believe that as increased regulations and public pressure restrict the development of landfills in urban and suburban areas, transfer stations will continue to be used as an efficient means to transport waste over longer distances to available landfills.
Landfills. Non-hazardous solid waste landfills are the primary method of disposal of solid waste in the United States. Currently, a landfill must be designed, permitted, operated and closed in compliance with comprehensive federal, state and local regulations, most of which are promulgated under Subtitle D of the Resource Conservation and Recovery Act of 1976, as amended (RCRA). Operating procedures include excavation of earth, spreading and compacting of waste, and covering of waste with earth or other inert material. Disposal fees and the cost of transferring solid waste to the disposal facility place an economic restriction on the geographic scope of landfill operations in a particular market. Access to a disposal facility, such as a landfill, is necessary for all solid waste management companies. While access to disposal facilities owned or operated by unaffiliated parties can generally be obtained, we prefer, in keeping with our business strategy, to own or operate our own disposal facilities. This strategy ensures access and allows us to internalize disposal fees. Approximately half of our landfill volume is delivered by our collection vehicles. Additionally, approximately one-third of our landfill volumes are under contracts with third-party collection companies with an average duration from one to five years. This adds to the stability of our business.
We have a network of 166 owned or operated active landfills with operating lives ranging from 1 to over 150 years. Based on available capacity using annual volumes, the average life of our landfills approximates 36 years.
Recycling — Commodity. We receive mixed waste materials at a materials recovery facility, which is often integrated into, or contiguous to, a transfer or collection operation. At the facility, we sort, separate, accumulate, bind or place in a container and ready for transport materials such as paper, cardboard, plastic, aluminum and other metals. We also engage in organic materials recycling and/or disposal. Cardboard and various grades of paper represented approximately 72% of our processed recyclable product in 2004. The purchaser of the recyclables generally pays for the sorted materials based on fluctuating spot-market prices. We seek to mitigate exposure to fluctuating commodity prices by entering into contractual agreements that set a minimum sales price on the recyclables and when possible passing through profit or loss from the sale of recyclables to customers.
Organization, Marketing and Sales
Our management philosophy utilizes decentralized operating management, with centralized control functions and management oversight. We believe that this model allows us to maximize the growth and development opportunities in each of our markets and has largely contributed to our ability to operate the business efficiently, while maintaining effective controls and standards over our operations and administrative matters, including financial reporting. Since the waste collection and disposal business is a very local business, operations and opportunities differ in each of our markets. By utilizing decentralized operating management with standards for best practices, we strive to standardize the common practices across the company, while maintaining the day-to-day operating decisions at the local level, which is closest to the customer. We implement this philosophy by organizing our operations into a corporate, region and district infrastructure.
During the fourth quarter of 2004, we modified our field organizational structure by eliminating our uppermost field level, the “areas”, and consolidating our regions to nine from twelve. This was done as part of our efforts to maximize efficiency and improve communications. Our nine geographic regions are: Atlantic, Great Lakes, Midstates, Mountain, North Central, Northeast, Pacific, Southeast and Southwest (See Note 16 to our consolidated financial statements included under Item 8 of this Form 10-K for a summary of revenues, profitability and total assets of our nine geographic regional operating segments.) The geographic regions are further divided into several operating districts and each district contains a group of specific business units with individual site operations. Each of our regions, and substantially all of our districts, include collection, transfer, recycling and disposal services, which facilitates efficient and cost-effective waste handling and allows the regions and districts to maximize the efficiencies from the internalization of waste. This organization structure provides our field operators the ability and flexibility to manage profitability within their respective geographic regions, while providing guidance and resources to the local management.
Corporate management establishes long-term business plans, outlines business and financial goals, implements policies and procedures and evaluates effectiveness to provide for uniform controls throughout the organization. Regional management develops tactical plans and implements and monitors compliance with policies and procedures to achieve the business goals and objectives. District management is responsible for market planning and development, oversight and coordina-

tion of the local markets, and building and maintaining vital community relationships. Business unit management is responsible for customer service, operational and local market execution in accordance with business plans and compliance with policies and procedures.
The regions are responsible for, among other things, implementation of and compliance with corporate-wide policies and initiatives, business unit reviews and analyses, personnel development and training and providing functional expertise. All regional managers and most district managers have responsibility for all phases of the vertical integration model including collection, transfer, recycling and disposal. The regional staff consists primarily of a vice president, controller, operations manager, finance manager, sales manager, engineer, safety manager, human resource manager, materials marketing manager, landfill maintenance manager, route auditor and accounting and information systems support staff. Regional offices are typically located in a district facility in order to reduce overhead costs and to promote a close working relationship between the regional management, district and business unit personnel. Each region has between 5 to 7 districts under its management.
Districts consist of a group of specific business units ranging in size from approximately $30 million to $200 million in revenue. The districts are responsible for maximizing the use of company assets, pricing and market guidance, developing market plans, sales optimization and state government affairs. The districts consist primarily of a district manager, controller, and assistant controller.
A business unit consists of individual site operations, known as divisions, usually operating as a vertically integrated operation within a common marketplace. A division is generally comprised of a single operating unit, such as a collection facility, transfer station or a landfill. The business units are responsible for the execution of the business plans, coordinating divisions within markets, developing and maintaining customer relationships, landfill site construction, employee safety and training and local government affairs. Business unit management usually consists primarily of accounting, operations, sales and maintenance activities.
Our policy is to periodically visit each commercial account to ensure customer satisfaction and to sell additional services. In addition to calling on existing customers, each salesperson calls upon potential customers within a defined area in each market.
We also have municipal marketing representatives in most service areas who are responsible for working with each municipality or community to which we provide residential service to ensure customer satisfaction. Additionally, the municipal representatives organize and handle bids for renewal and new municipal contracts in their service area.
In addition to base salary, we compensate regional and district management through a bonus program and stock incentive plans. Compensation pursuant to the bonus and stock incentive plans is largely contingent upon meeting or exceeding various earnings and cash flow goals in the manager’s geographic area of responsibility, as well as the achievement of overall company goals.
We believe in financial responsibility and reporting at the operating level and as a result, consolidate over 700 financial statements, inclusive of balance sheets, which extend to regions, districts and divisions.
Employees
At December 31, 2004, we employed approximately 26,000 employees of whom approximately 25,000 were full-time employees. Approximately 4,500 of the full-time employees were employed in clerical, administrative, and sales positions; approximately 2,500 in management; and the remaining in collection, disposal, transfer station and other operations. Approximately 29% of our employees are currently covered by collective bargaining agreements. From time to time, other operating locations of the Company may experience union organizing efforts. We have not historically experienced any significant work stoppages. We currently have no disputes or bargaining circumstances that could cause significant disruptions in our business.

Competition
The non-hazardous waste collection and disposal industry is highly competitive. In addition to small local companies, we compete with large companies and municipalities which may have greater financial and operational flexibility. We compete on the basis of price and the quality of our services. We also compete with the use of alternatives to landfill disposal because of certain state requirements to reduce landfill disposal. The non-hazardous waste collection and disposal industry is led by three large national waste management companies: Allied, Waste Management, Inc., and Republic Services, Inc. It also includes numerous regional and local companies. Many counties and municipalities that operate their own waste collection and disposal facilities have the benefits of tax-exempt financing and may control the disposal of waste collected within their jurisdictions.
We encounter competition in our disposal business on the basis of geographic location, quality of operations and alternatives to landfill disposal, such as recycling and incineration. Further, most of the states in which we operate landfills require counties and municipalities to formulate comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting and recycling or other programs. Some state and local governments mandate waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard wastes, at landfills.
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
Our operation of landfills subjects us to operational, permitting, monitoring, site maintenance, closure, post-closure and other obligations which could give rise to increased costs for compliance and corrective measures. In connection with our acquisition and continued operation of existing landfills, we must often spend considerable time, effort and money to obtain and maintain permits required to operate or increase the capacity of these landfills.
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
The Clean Air Act of 1970 as amended (the Clean Air Act). The Clean Air Act provides for increased federal, state and local regulation of the emission of air pollutants. The EPA has applied the Clean Air Act to landfills. In March 1996, the EPA adopted New Source Performance Standard and Emission Guidelines (the Emission Guidelines) for municipal solid waste landfills. These regulations impose limits on air emissions from solid waste landfills. The Emission Guidelines impose two sets of emissions standards, one of which is applicable to all solid waste landfills for which construction, reconstruction or modification was commenced before May 30, 1991. The other applies to all municipal solid waste landfills for which construction, reconstruction or modification was commenced on or after May 30, 1991. The Emission Guidelines are being implemented by the states after the EPA approves the individual state’s program. These guidelines, combined with the new permitting programs established under the Clean Air Act subject solid waste landfills to significant permitting requirements and, in some instances, require installation of gas recovery systems to reduce emissions to allowable limits. The EPA also regulates the emission of hazardous air pollutants from municipal landfills, and has promulgated regulations that require measures to monitor and reduce such emissions.
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
Future Federal Legislation. In the future, our collection, transfer and landfill operations may also be affected by legislation that may be proposed in the United States Congress that would authorize the states to enact laws governing interstate shipments of waste. Such proposed federal legislation may allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and may require states, under certain circumstances, to reduce the amount of waste exported to other states. If this or similar legislation is enacted, states in which we operate landfills could act to limit or prohibit the importation of out-of-state waste. Such state actions could adversely affect landfills within these states that receive a significant portion of waste originating from out-of-state. Our collection, transfer and landfill operations may also be affected by “flow control” legislation, which may be proposed in the United States Congress. This potential federal legislation may allow states and local governments to direct waste generated within their jurisdiction to a specific facility for disposal or processing. If this or similar legislation is enacted, state or local governments with jurisdiction over our landfills could act to limit or prohibit disposal or processing of waste in our landfills.
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
Liability Insurance and Bonding
We carry commercial general liability, automobile liability, workers’ compensation, employers’ liability, directors’ and officers’ liability, pollution liability, and other coverage we believe is customary in the industry. We maintain high deductible programs under commercial general liability, automobile liability and workers’ compensation insurance with varying deductible thresholds up to $3 million. We do not expect the impact of any known casualty, property or environmental claims to be material to our consolidated liquidity, financial position or results of operations.
We are required to provide approximately $2.7 billion of financial assurances to governmental agencies and commercial entities under applicable environmental regulations relating to our landfill operations and collection contracts and financial guarantee bonds for self-insurance. We satisfy the financial assurance requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. We expect no material increase in total financial assurance requirements although the mix of financial assurance instruments may change.
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
The current committee charters, Corporate Governance Guidelines, Code of Business Conduct and Ethics (for all employees, officers and Board members) and Code of Ethics for Executive and Senior Financial Officers are available in print to any investor who requests them free of charge by writing to: Attention: Investor Relations, Allied Waste Industries, Inc., 15880 N. Greenway-Hayden Loop, Suite 100, Scottsdale, Arizona 85260. This information is also available on our website at www.alliedwaste.com.

Item 2.	Properties
Our principal executive offices are located at 15880 N. Greenway-Hayden Loop, Suite 100, Scottsdale, Arizona 85260 where we currently lease approximately 105,000 square feet of office space. We currently maintain regional administrative offices in all of our regions.

Our principal property and equipment consists of land, buildings, vehicles and equipment, substantially all of which are encumbered by liens in favor of our primary lenders. We own or lease real property in the states in which we are conducting operations. At December 31, 2004, we owned or operated 314 collection companies, 165 transfer stations, 166 active solid waste landfills and 58 recycling facilities within 37 states. In aggregate, our active solid waste landfills total approximately 75,256 acres, including approximately 25,985 permitted acres. We believe that our property and equipment are adequate for our current needs.

Item 3.	Legal Proceedings
We are involved in routine litigation that arises in the ordinary course of business. We believe that costs of settlements or judgments arising from routine litigation will not have a material adverse effect on our consolidated liquidity, financial position or results of operations. Currently, we are a party to certain proceedings with the Internal Revenue Service (IRS), in U.S. District Court for the District of Arizona, and in Texas State Courts.
On August 9, 2004, August 27, 2004, and September 30, 2004, three putative class action lawsuits were filed against us and four of our current and former officers in the U.S. District Court for the District of Arizona. The lawsuits were consolidated into a single action on November 22, 2004. On January 14, 2005, the court entered an order appointing lead plaintiffs but to date, no consolidated suit has been filed.
The complaints assert claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaints allege that from February 10, 2004, to July 27, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated second quarter 2004 results. The lawsuits seek an unspecified amount of damages. This action is in its early stages and we are not able to determine whether the outcome will have a material adverse affect on our consolidated results of operations. We intend to defend the action vigorously.
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
In June 1999, neighboring parties and the county drainage district filed a lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at one of our landfills in Texas. In 2001, the expansion permit was granted. The parties opposing the expansion permit continued to pursue their efforts in preventing the expansion permit. In November 2003, a judgment issued by a state trial court in Texas, effectively revoked the expansion permit that was granted by the Texas Commission on Environmental Quality (TCEQ) in 2001 and required us to operate the landfill according to a prior permit granted in 1988. We have appealed this decision to the Texas State Court of Appeals. Operationally, if necessary, we will attempt to obtain bonding that will allow us to continue to operate the landfill as usual during the period of appeal, which may continue for two years or longer. If the appeal is not successful, the landfill may become impaired and we may incur costs to relocate waste to another landfill and this matter could result in a charge of up to $50 million to our consolidated statement of operations.
We have been notified that we are considered a potentially responsible party at a number of sites under CERCLA or other environmental laws. In all cases, such alleged responsibility is due to the actions of companies prior to the time we acquired them. We continually review our status with respect to each site, taking into account the alleged connection to the site and the extent of the contribution to the volume of waste at the site, the available evidence connecting the entity to that site and the number and financial soundness of other potentially responsible parties at the site. The ultimate amounts for environmental liabilities at sites where we may be a potentially responsible party cannot be determined and estimates of such liabilities made by us require assumptions about future events subject to a number of uncertainties, including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessments to date, the recorded liabilities are periodically evaluated, as additional information becomes available, to ascertain that the accrued liabilities are adequate. We have determined that the recorded liability for environmental matters as of December 31, 2004 of approximately $304.8 million represents the most probable outcome of these contingent matters. We do not expect that adjustments to estimates, which may be reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. For more information about our potential environmental liabilities see Note 7 to our consolidated financial statements.
We are currently under examination by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2003. A federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999 is complete with the exception of the matter discussed below.
Prior to our acquisition of BFI on July 30, 1999, BFI operating companies, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, contributed assets and existing environmental and self-insurance liabilities to six fully consolidated BFI risk management companies (RMCs) in exchange for stock representing a minority ownership interest in the RMCs. Subsequently, the BFI operating companies sold that stock in the RMCs to third parties at fair market value which resulted in a capital loss of approximately $900 million for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received.
On January 18, 2001, the Internal Revenue Service (IRS) designated this type of transaction and other similar transactions as a “potentially abusive tax shelter” under IRS regulations. During 2002, the IRS proposed the disallowance of all of this capital loss. The primary argument advanced by the IRS for disallowing the capital loss was that the tax basis of the stock of the RMCs received by the BFI operating companies was required to be reduced by the amount of liabilities assumed by the RMCs even though such liabilities were contingent and, therefore, not liabilities recognized for tax purposes. Under the IRS view, there was no capital loss on the sale of the stock since the tax basis of the stock should have approximately equaled the proceeds received. We protested the disallowance to the Appeals Office of the IRS in August 2002.
If the proposed disallowance is upheld, we estimate it could have a potential total cash impact of up to $310 million for federal and state taxes plus accrued interest through December 31, 2004 of approximately $81.6 million ($49.0 million net of tax benefit). We also received a notification from the IRS proposing a penalty of 40% of the additional income tax resulting from the disallowance. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.
We expect that sometime in the first half of 2005, the Appeals Office of the IRS will uphold the disallowance of the capital loss deduction. If this occurs, we would most likely litigate the matter in a federal court and we would be required to pay a deficiency of approximately $50 million for BFI tax years prior to the acquisition. Thereafter, it would likely take a couple of years before the court reached a decision and it is likely that the losing party would appeal the decision to a court of appeals. A settlement, however, could occur at any time during the litigation process.

The remaining tax years affected by the capital loss issue are currently being audited by the IRS. A court decision on the litigation would resolve the issue in these years as well. If we were to win the case, the initial payment would be refunded to us, subject to an appeal. If we were to lose the case, the deficiency associated with the remaining tax years would be due.
We continue to believe our position is well supported. However, the potential tax and interest impact of a disallowance has been fully reserved on our consolidated balance sheet. Also, the $50 million payment noted above has been reclassed from long-term liabilities to current liabilities. Therefore, with regard to tax and accrued interest through December 31, 2004, a disallowance would have minimal impact on our consolidated results of operations. The periodic accrual of additional interest charged through the time at which this matter is resolved will continue to affect consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock, $0.01 par value, is traded on the New York Stock Exchange under the symbol “AW”. The high and low closing sales prices per share for the periods indicated were as follows:

	High	Low

Year Ended December 31, 2004:
First Quarter	$14.36	$11.92
Second Quarter	13.82	11.94
Third Quarter	12.85	8.69
Fourth Quarter	9.34	8.00
Year Ended December 31, 2003:
First Quarter	$11.10	$7.75
Second Quarter	11.16	7.85
Third Quarter	12.55	10.12
Fourth Quarter	13.99	10.32
On February 1, 2005, the closing sales price of our common stock was $8.48. The number of holders of record of our common stock at February 1, 2005, was approximately 565.
Dividend Policy
We have not paid dividends on our common stock and are currently prohibited by the terms of our loan agreements from paying any dividends except as required to the Series C Mandatory Convertible Preferred Stock holders. For a more detailed discussion on these loan agreements, see Note 4 to our consolidated financial statements.
Recent Sales of Unregistered Securities
Not applicable.

Item 6.	Selected Financial Data
The selected financial data presented below are derived from our historical consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the related notes included elsewhere in this Form 10-K. (Amounts are in millions, except per share amounts and percentages.)

	Year Ended December 31,

	2004	2003	2002	2001	2000

Statement of Operations Data(1):
Revenues	$5,362.0	$5,247.7	$5,190.8	$5,231.4	$5,360.0
Cost of operations	3,374.8	3,190.1	3,039.1	2,964.2	3,132.2
Selling, general and administrative expenses	541.5	476.9	462.7	434.7	409.4
Depreciation and amortization	559.3	546.0	478.5	448.8	433.8
Goodwill amortization(2)	—	—	—	226.7	223.2
Non-cash (gain) loss on divestiture of assets(3)	—	—	(9.3)	107.0	26.5

Operating income	886.4	1,034.7	1,219.8	1,050.0	1,134.9
Equity in earnings of unconsolidated affiliates	—	—	—	(14.1)	(50.8)
Interest expense and other(4)	758.9	832.9	854.0	866.1	892.1

Income before income taxes	127.5	201.8	365.8	198.0	293.6
Income tax expense	72.2	88.7	165.6	162.4	202.9
Minority interest	(2.7)	1.9	1.9	3.7	6.0

Income from continuing operations	$58.0	$111.2	$198.3	$31.9	$84.7

Basic EPS:
Continuing operations(5)	$0.12	$(2.36)	$0.63	$(0.21)	$0.09

Weighted average common shares	315.0	203.8	190.2	189.6	188.8

Diluted EPS:
Continuing operations(5)	$0.11	$(2.36)	$0.62	$(0.21)	$0.08

Weighted average common and common equivalent shares	319.7	203.8	193.5	189.6	191.1

Pro forma amounts, assuming the change in accounting principle is applied retroactively(6):
Income from continuing operations			$186.3	$20.1	$74.1
Basic income (loss) per share			0.57	(0.28)	0.03
Diluted income (loss) per share			0.56	(0.28)	0.03

	Year Ended December 31,

	2004	2003	2002	2001	2000

Statement of Cash Flows Data(1):
Cash flows from operating activities	$650.0	$783.9	$976.6	$847.6	$692.2
Cash flows used for investing activities (including asset purchases and sales, and capital expenditures)	(537.9)	(248.4)	(519.5)	(432.3)	(196.4)
Cash flows used for financing activities (including debt repayments)	(489.2)	(285.7)	(487.5)	(434.4)	(592.7)
Cash provided by discontinued operations	0.4	15.5	52.2	57.5	96.7
Balance Sheet Data(1):
Cash and cash equivalents	$68.0	$444.7	$179.4	$157.6	$119.2
Working capital (deficit)	(834.1)	(282.2)	(377.7)	(245.4)	(344.7)
Property and equipment, net	4,129.9	4,018.9	4,005.7	3,927.5	3,781.8
Goodwill, net	8,202.0	8,313.0	8,530.4	8,556.9	8,717.4
Total assets	13,493.9	13,860.9	13,928.9	14,347.1	14,513.6
Total debt	7,757.0	8,234.1	8,882.2	9,259.6	9,649.1
Series A preferred stock(7)	—	—	1,246.9	1,169.0	1,096.0
Stockholders’ equity(7)	2,604.9	2,517.7	689.1	585.8	671.6
Total debt to total capitalization (including preferred stock)	75%	77%	82%	84%	85%

(1)	During 2004 and 2003, we sold or held for sale certain operations that met the criteria for reporting discontinued operations. The selected financial data for all prior periods have been reclassified to include these operations as discontinued operations.

(2)	In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), amortization of goodwill ceased on January 1, 2002.

(3)	The non-cash (gain) loss on divestiture of assets relates to divestitures of certain operations that were not operating in a manner consistent with our business model. These divestitures are not included in discontinued operations.

(4)	Effective January 1, 2003, we adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). Previously, extraordinary losses as a result of the write-off of deferred debt issuance costs and other costs incurred in connection with the early extinguishments of debt were properly classified as extraordinary. As a result of the adoption of SFAS 145, these expenses are now classified in interest expense and other. The pre-tax amounts reclassified were $16.8 million, $28.1 million and $21.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. Costs incurred to early extinguish debt for the years ended December 31, 2004 and 2003 were $156.2 million and $108.1 million, respectively.

(5)	During December 2003, the Series A Preferred Stock was exchanged for common stock. In connection with the exchange, we recorded a reduction to net income available to common shareholders of $496.6 million for the fair value of the incremental shares of common stock issued to the holders of the preferred stock over the amount the holders would have received under the original conversion provisions.

(6)	Pro forma amounts give effect to the change in our method of accounting for landfill retirement obligations upon adoption of SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143) on January 1, 2003, as if the provisions of SFAS 143 had been applied retroactively.

(7)	In December 2003, all of the Series A Preferred Stock was exchanged for 110.5 million shares of common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein. Please note that unless otherwise specifically indicated, discussion of our results relate to our continuing operations.
Executive Summary
Our business is characterized by a stable customer base resulting in strong cash flow from operations. We provide the basic service of collection and disposal of non-hazardous solid waste that is essential to our customers’ needs. Competition is driven by local economic and demographic factors as well as fluctuations in capacity utilization, in both the collection and landfill business. However, the order of magnitude for year over year price and volume changes over the past three years has been less than three percent, positive or negative. Customer service satisfaction levels industry-wide are very high since the collection customer has a very low tolerance for poor service.
The stability of our customer base generally drives our operating costs. Labor costs are the most significant of our total operating costs, consistent with our extensive workforce. The direct cost of disposing of waste at third-party sites is the next most significant of our total operating costs. The cost of disposal of waste at our own landfills is included in individual landfill related operating cost line items. Repair and maintenance costs are also significant and directly relate to the 13,500 collection and landfill vehicles and equipment that we operate to service our customer base. Our selling, general and administrative costs are largely predictable since salaries and management incentive compensation represent the most significant part of our selling, general and administrative costs. Depreciation and amortization is split almost evenly between depreciation of the vehicles and equipment used in our operations and the amortization of our landfill assets. In recent years, our operating costs have grown more quickly than our revenues, resulting in declining operating margins.
We invest a significant amount of capital to support the ongoing operations of our landfill and collection business. Landfills are highly engineered, sophisticated facilities similar to civil works. Each year we invest capital in our active landfills to ensure sufficient capacity to receive the waste volume we handle. In addition, we have approximately 13,500 collection vehicles and over 100,000 containers to serve our collection customers. They endure rough conditions each day and must be routinely maintained and replaced.
Cash flows in our business are for the most part fairly predictable as a result of the nature of our customer base. This predictability helps us to determine our ability to service debt. Knowing this, we have incurred debt to acquire the assets we own and we have paid cash to acquire existing cash flow streams. This financial model should allow us over time to transfer the enterprise value of the company from debt holders to shareholders as we use our cash flow to repay debt. We, of course, need to prudently manage our debt to ensure a capital structure that is supportive of our operating plan and to avoid unnecessary risk depending on the varying economic and capital market conditions. We intend to continue to use cash flow from operations after capital expenditures to reduce our debt balance until we reach credit ratios, that we believe will allow us to benefit from an investment grade-like cost of capital. As this occurs, we believe the relative cost of debt and interest expense should decline. Upon achieving optimal credit ratios we should have the opportunity to choose the best use of any excess cash flow: further repay debt, pay a dividend to the extent permitted, repurchase stock or reinvest in growing the size of our company. We may take advantage of opportunities that arise to accelerate the de-leveraging process as long as the opportunities meet our need to maintain our competitive strength.
Effective October 4, 2004, Charles H. Cotros was appointed Chairman of the Board of Directors and Chief Executive Officer of the company, succeeding Thomas H. Van Weelden, who resigned as Chairman and Chief Executive Officer of the Company on October 4, 2004 and as President of the

Company on October 25, 2004. Mr. Cotros’ employment agreement currently anticipates he will remain in this position until we complete our search for a permanent Chairman and Chief Executive Officer, which we hope to accomplish in 2005. Effective December 30, 2004, our Executive Vice President and Vice Chairman retired.
Results of operations. Net income from continuing operations for the year ended December 31, 2004 decreased to $58.0 million from $111.2 million for the year ended December 31, 2003. This decrease was primarily due to increases in costs of operations and selling, general and administrative expenses, partially offset by increases in revenue and decreases in interest expense.
During 2004, internal revenue growth increased 2.1% and was driven by increases in both average price per unit and volume. However, increased costs for vehicle maintenance and costs directly associated with the implementation of standards and best practices across the company were the primary drivers of the decline in operating income.
Based on past business cycles, we believe that a stronger economic environment would drive greater volume growth, increase capacity utilization and therefore have a positive impact on average per unit pricing. We anticipate that most operating costs will continue to increase from normal inflation. However, we currently expect our employee benefits, fuel and maintenance costs will continue to increase at a rate in excess of inflation.
At the beginning of 2004, we began efforts to design and implement best practice programs throughout our organization. We believe the investment we are making in implementing best practice programs in the areas of revenue enhancement and operating cost reductions will provide benefits to operating margins and improve the overall business over the long term. The programs are focused on improving sales productivity and pricing effectiveness, driver productivity through improved routing, maintenance efficiency through standardized operating practices, and reducing our procurement costs through more effective purchasing. In addition, we are focusing on controlling cost increases associated with safety and our health and welfare programs. We incurred approximately $25 million of costs associated with the implementation of these programs in 2004. The majority of these costs were for third-party consultants and internal staffing. In 2005, we expect these costs to decrease to approximately $10-$15 million for ongoing program support costs. We expect to be able to produce approximately $55 million of net benefits in 2005, with net annual benefits potentially increasing to approximately $150 million over the long-term. In addition, we plan to increase capital expenditures over the next several years to reduce the average age of our truck fleet which should improve maintenance costs. In 2005, total capital expenditures are expected to be approximately $700 million.
Financing activities. We continue to focus on maximizing cash flow to repay debt and to seek opportunities to create additional cash flow through reductions in interest cost. During 2004, we reduced our debt balance by $477 million to $7.75 billion through the application of cash on our balance sheet at December 31, 2003 and operating cash flow, net of financing costs. We continue to reduce debt and improve our ratio of debt to total capitalization, which decreased to 74.9% at the end of 2004 from 76.6% at the end of 2003.
During 2004, we refinanced $2.0 billion of debt in the first half of the year, which enabled us to reduce the weighted average interest rate on those borrowings from 9% to approximately 6% and extend maturities from 2009 to 2011, 2014 and 2034. This contributed to the overall reduction of our effective interest rate from 8.96% at December 31, 2003 to 7.18% as of December 31, 2004. In connection with these refinancing activities, we paid approximately $158 million in premiums and new debt issuance costs and charged approximately $147 million to interest expense and other for the premiums and the non-cash write-off of previously deferred financing costs. In addition, during the last six months of 2004, we redeemed an additional $150 million of our 10% senior subordinated notes due in 2009 for $157.5 million. In connection with this redemption, we paid premiums of approximately $7.8 million and wrote-off deferred financing costs of $1.6 million, both of which were recorded as a charge to interest expense and other.

General
Revenues. We generate revenues primarily from fees charged to customers for waste collection, transfer, recycling and disposal services. We consider our core business to be our collection, transfer and landfill operations. We also generate revenue from the sale of recycled commodities. We record revenue as the services are provided, with revenue deferred in instances where services are billed in advance of the service being provided. The following table shows our total reported revenues by service line. Intercompany revenues have been eliminated.
Revenues by Service Line (in millions):

	Year Ended December 31,

	2004	2003	2002

Collection
Residential	$1,162.0	$1,132.8	$1,112.9
Commercial	1,350.4	1,373.8	1,397.6
Roll-off(1)	1,198.6	1,185.6	1,203.4
Recycling	208.6	202.2	204.0

Total Collection	3,919.6	3,894.4	3,917.9
Disposal
Landfill(2)	642.6	633.4	586.3
Transfer	436.0	400.6	384.7

Total Disposal	1,078.6	1,034.0	971.0
Recycling — Commodity	235.4	194.8	165.8
Other	128.4	124.5	136.1

Total Revenues	$5,362.0	$5,247.7	$5,190.8

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles. Roll-off containers are generally uncovered containers that range in size from 20 to 40 cubic yards.

(2)	Landfill revenues are presented net of landfill taxes.

We have organized our operations into nine geographic regions. Our operations are not concentrated in any one geographic region. Our regional teams focus on developing local markets in which we can achieve the greatest level of internalization and operating efficiency. As a result, we may choose to not operate in a market where our business objectives cannot be met. At December 31, 2004, we had operations in 122 major markets in 37 states. We operate only in the United States and Puerto Rico. The following table shows our revenues by geographic region in total and as a percentage of total revenues.
Revenues by Region(1) (in millions, except percentages):

	Year Ended December 31,

	2004		2003		2002

Atlantic	$536.1	10.0%	$523.4	10.0%	$520.2	10.0%
Great Lakes	526.7	9.8	517.1	9.9	523.1	10.1
Midstates	478.1	8.9	480.9	9.2	499.0	9.6
Mountain	546.5	10.2	551.5	10.5	522.4	10.1
North Central	644.9	12.0	629.0	12.0	594.8	11.5
Northeast	703.9	13.1	687.5	13.1	702.1	13.5
Pacific	744.6	13.9	680.0	13.0	658.4	12.7
Southeast	530.7	9.9	543.9	10.3	543.4	10.4
Southwest	611.3	11.4	595.9	11.3	598.1	11.5
Other(2)	39.2	0.8	38.5	0.7	29.3	0.6

Total revenues	$5,362.0	100.0%	$5,247.7	100.0%	$5,190.8	100.0%

(1)	See discussion in Note 16 to our consolidated financial statements.

(2)	Amounts relate primarily to our subsidiaries which provide services throughout the organization.
Operating Expenses. Cost of operations includes labor expenses, waste disposal at third-party disposal facilities, repairs and maintenance, transportation of waste to the disposal site, vehicle operating costs including fuel, landfill operating costs, safety and insurance, and other operating costs such as equipment and facility rent, utilities, environmental compliance and remediation. Approximately 70% of our fuel consumption in 2004 was under fixed price purchase contracts. Comparing the market price of fuel to the contracted price of fuel consumed in 2004, the fuel contracts provided benefits for the year of approximately $33 million. A significant portion of these contracts expire in early 2005. Landfill operating costs consist of landfill taxes, host community fees, landfill royalty payments, landfill site maintenance and other equipment operating expenses and accretion expense for capping, closure and post-closure monitoring liabilities. Reimbursement from third parties, primarily insurance carriers relating to environmental and remedial costs, are included in cost of operations as an offset to environmental expenses. In addition, gains or losses on sale of assets used in our operations are included in cost of operations. The following table provides the components of our operating costs as a percentage of our total operating costs:

	Year Ended December 31,

	2004	2003	2002

Labor(1)	31.6%	32.7%	33.4%
Disposal	14.8	16.2	17.0
Repairs and maintenance(2)	13.5	12.8	13.0
Transportation	9.1	8.6	8.4
Vehicle operating	6.8	6.5	6.6
Landfill operating costs	8.2	7.8	7.5
Safety and insurance	5.1	5.2	4.9
Other(3)	10.9	10.2	9.2

	100.0%	100.0%	100.0%

(1)	Includes health and welfare benefits and incentive compensation.

(2)	Includes related labor and benefits.

(3)	Primarily includes subcontractor costs, (gain) loss on sale of assets, environmental expense and related recoveries, and equipment and facility rent.
Selling, general and administrative expenses include compensation and overhead for corporate and field general management, field support functions, sales force, accounting and finance, legal, management information systems and clerical and administrative departments. In addition, fees for professional services provided by third parties, such as accountants, lawyers and consultants, marketing, investor and community relations and provisions for estimated uncollectible accounts receivable are included in selling, general and administrative expenses. The following table provides the components of our selling, general and administrative costs as a percentage of our total selling, general and administrative costs:

	Year Ended December 31,

	2004	2003	2002

Salaries(1)	58.8%	59.2%	57.4%
Rent and office costs	7.9	8.8	9.6
Professional fees(2)	13.0	8.1	8.7
Provision for doubtful accounts	3.4	4.9	3.7
Other(3)	16.9	19.0	20.6

	100.0%	100.0%	100.0%

(1)	Includes health and welfare benefits and incentive compensation.

(2)	Includes professional fees from our best practices program.

(3)	Primarily includes marketing, director and officer insurance, employee relocation and bank charges.
Depreciation and amortization includes depreciation of fixed assets and amortization costs associated with the acquisition, development and retirement of landfill airspace and intangible assets. Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (4-8 years). Landfill airspace is amortized at a rate per ton of waste disposed. See Critical Accounting Judgements and Estimates and Note 7 in the Notes to Consolidated Financial Statements for a discussion of landfill accounting.

Landfill Disposal Capacity and Operating Lives. We had available disposal capacity of approximately 2.5 billion tons as of December 31, 2004. We classify this total disposal capacity as either permitted (having received the final permit from the governing authorities) or probable expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is highly probable. Our requirements to classify disposal capacity as probable expansion are as follows:

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
The following table reflects disposal capacity activity for active landfills we owned or operated for the twelve months ended December 31, 2004 (disposal capacity in millions of tons):

			Probable			Total
	Permitted	Number	Expansion	Number	Total	Number
	Disposal	of	Disposal	of	Disposal	of
	Capacity	Landfills	Capacity	Landfills	Capacity	Landfills

Balance as of December 31, 2003	1,937.4	166	615.5	34	2,552.9	166
Acquisitions, divestitures and closures	2.8	—	—	—	2.8	—
Additions to probable expansion disposal capacity	—	—	24.5	2	24.5	—
Net change to permitted disposal capacity	138.7	—	(162.6)	(12)	(23.9)	—
Disposal capacity consumed	(78.1)	—	—	—	(78.1)	—
Changes in engineering estimates	(4.9)	—	(1.9)	—	(6.8)	—

Balance as of December 31, 2004	1,995.9	166	475.5	24	2,471.4	166

The following table reflects the estimated operating lives of our landfill assets based on available disposal capacity using current annual volumes:

	At December 31, 2004		At December 31, 2003

	Number of Sites	Percent of Total	Number of Sites	Percent of Total

0 to 5 years	30	18%	27	16%
5 to 10 years	15	9	12	7
10 to 20 years	41	25	37	22
20 to 40 years	38	23	44	27
40+ years	42	25	46	28

Total	166	100%	166	100%

Results of Operations
The following table sets forth our results of operations and percentage relationship that the various items bear to revenues for the periods indicated (in millions, except percentages).
Statement of Operations Data:

	Year Ended December 31,

	2004		2003		2002

Revenues	$5,362.0	100.0%	$5,247.7	100.0%	$5,190.8	100.0%
Cost of operations	3,374.8	63.0	3,190.1	60.8	3,039.1	58.6
Selling, general and administrative expenses	541.5	10.1	476.9	9.1	462.7	8.9
Depreciation and amortization	559.3	10.4	546.0	10.4	478.5	9.2
Non-cash gain on divestiture of assets	—	—	—	—	(9.3)	(0.2)

Operating income	886.4	16.5	1,034.7	19.7	1,219.8	23.5
Interest expense and other	758.9	14.1	832.9	15.9	854.0	16.5

Income before income taxes	127.5	2.4	201.8	3.8	365.8	7.0
Income tax expense	72.2	1.3	88.7	1.7	165.6	3.2
Minority interest	(2.7)	0.0	1.9	0.0	1.9	0.0

Income from continuing operations	58.0	1.1	111.2	2.1	198.3	3.8
Discontinued operations, net	(8.7)	(0.2)	(11.5)	(0.2)	16.8	0.3
Cumulative effect of change in accounting principle, net of tax	—	—	29.0	0.6	—	—

Net income	49.3	0.9	128.7	2.5	215.1	4.1
Dividends on preferred stock	(21.6)	(0.4)	(95.6)	(1.8)	(77.9)	(1.5)
Non-cash conversion of preferred stock	—	—	(496.6)	(9.5)	—	—

Net income (loss) available to common shareholders	$27.7	0.5%	$(463.5)	(8.8)%	$137.2	2.6%

Years Ended December 31, 2004 and 2003
Revenues. Revenues increased 2.2% in 2004. Following is a summary of the change in revenues (in millions):

Reported revenues in 2003	$5,247.7
Core business(1)
Increase from average per unit price change	46.3
Increase from volume change	56.3
Net divested revenues(2)	(29.5)
Increase in commodity and other revenues	41.2

Reported revenues in 2004	$5,362.0

(1)	Core business represents revenues from collection, transfer and landfill services on a same store basis.

(2)	Excludes amounts reclassified to discontinued operations.

For the year ended December 31, 2004, revenues increased over the prior year in all major lines of business: collection, transfer and disposal. Additionally within the collection business, the residential and roll off revenues increased, while the commercial business showed a slight decrease. Increases in overall revenues were driven by price and volume growth of about 1% each. The growth in our average per unit price is a result of our continued focus on effective price increases, effectively managing the pricing of our new work and allowing under-priced work to be replaced with more profitable work. Volume growth continues to be driven by an overall improvement in the economy, as well as more effective sales practices in the landfill, transfer and collection business. Commodity and other revenue increased primarily due to an increase in the average per unit price for our main recyclable commodities, old corrugated cardboard and paper, as well as a slight increase in recycled volumes.
Cost of Operations. Cost of operations increased 5.8% in 2004. The increase for the year is primarily attributable to (i) inflationary increases in all costs, (ii) incremental increases in costs associated with increased volume (such as transportation, host fees and landfill operating costs) and (iii) increases in maintenance, landfill operating costs, fuel and transportation costs in excess of inflation. Labor, which represents over 30% of the cost of operations, increased approximately 2% in 2004.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 13.6% in the year ended December 31, 2004 as compared to 2003. The increase is primarily attributable to salaries and professional fees. Included in salaries were $18 million of costs associated with an executive departure and our field organization realignment in the fourth quarter of 2004. This amount includes approximately $15 million related to the resignation of the Chairman and Chief Executive Officer in the fourth quarter of 2004.
Costs associated with professional fees included approximately $18 million on efforts to implement standards and best practices across the company and an increase in professional fees for incremental costs associated with increased corporate governance regulations (including Sarbanes-Oxley 404 implementation) and labor relations.
Depreciation and Amortization. Depreciation and amortization expense increased 2.4% in the year ended December 31, 2004 as compared to 2003. The increase was primarily attributable to an increase in landfill volume and landfill amortization rates.
Interest Expense and Other. Interest expense and other decreased by 8.9% in 2004. Following are the components of interest expense and other (in millions):

	For the Year Ended
	December 31,

	2004	2003

Interest Expense and Other —
Interest expense, gross	$592.7	$691.2
Cash settlement on non-hedge accounting interest rate swap contracts	8.5	50.8
Interest income	(2.5)	(3.4)
Interest capitalized for development projects	(13.0)	(15.7)
Accretion of debt and amortization of debt issuance costs	27.0	31.8
Non-cash gain on non-hedge accounting interest rate swap contracts	(16.3)	(48.1)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	6.7	23.1
Costs incurred to early extinguish debt	156.2	108.1
Interest expense allocated to discontinued operations	(0.4)	(4.9)

Interest expense and other	$758.9	$832.9

The decrease in gross interest expense and cash settlement on non-hedge accounting interest rate swap contracts is attributable primarily to the repayment of debt from our continued de-leveraging strategy, the refinancing of debt at lower interest rates and the maturing of higher rate interest rate swap contracts. During 2004 and 2003, we decreased our debt balance by $477 million and $648 million, respectively, and in 2004, we refinanced approximately $2.0 billion of debt with lower interest rates. At December 31, 2004, approximately 79% of our debt had fixed rates.
Costs incurred to retire debt prior to maturity in 2004 include $129.8 million of premiums and fees paid and $26.4 million of write-offs of financing costs. These costs were associated with the repurchase of $1.3 billion of our 10% senior subordinated notes and the redemption of $875 million of 7.875% senior notes, both of which were due in 2009. Costs incurred to retire debt prior to maturity in 2003 include (i) $53.8 million for the write-off of deferred financing costs and other costs for the refinancing of our credit facility and (ii) $53.4 million in premiums paid and other costs for the open market repurchase of $506.1 million of 10% senior subordinated notes during 2003.
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
Income Tax Expense. The effective tax rate for the year ended December 31, 2004 was 55.5% compared to 44.4% for the same period in 2003. The increase is due in part to a decrease in annual earnings before taxes in 2004 compared with 2003 and an increase in interest provided on the tax contingency described in Note 13 to our Consolidated Financial Statements.
Minority Interest. We recognized a non-recurring minority interest benefit from revised estimates used in the stipulated calculation of certain minority shareholders’ equity at certain consolidated subsidiaries.
Discontinued Operations. Certain operations that were divested during 2004 and 2003, are reflected as discontinued operations in the accompanying financial statements. During 2004, we sold operations in Florida and included a net after tax loss of approximately $8.5 million in discontinued operations. Also included in the results for discontinued operations for the year ended December 31, 2004 is a net after tax gain of $1.7 million as a result of purchase price adjustments for operations sold in 2003. During 2003, we sold discontinued operations in South Carolina, Georgia, Colorado, New Jersey, Virginia and Florida and included a net after tax loss of approximately $29.0 million in discontinued operations.
Dividends on Preferred Stock. Dividends on preferred stock were $21.6 million and $95.6 million for years 2004 and 2003, respectively. Dividends on preferred stock decreased by 77.5% in 2004. Dividends in 2004 include 6.25% dividends payable in cash relating to Series C Mandatory Convertible Preferred Stock (Series C Preferred Stock) issued in April 2003. Dividends in 2003 included dividends related to the Series C Preferred Stock and a non-cash 6.5% dividend on the liquidation preference of our Series A Senior Convertible Preferred Stock. The Series A Senior Convertible Preferred Stock was converted to common stock in December 2003.
Non-cash Conversion of Preferred Stock. In December 2003, the Series A Senior Convertible Preferred Stock was exchanged for common stock. In connection with the exchange, we recorded a reduction to net income available to common shareholders of $496.6 million for the fair value (using a common stock price on the date of conversion of $13.50) of the 36.8 million incremental shares of common stock issued to the holders of the preferred stock over the amount the holders would have received under the original conversion provisions.

Years Ended December 31, 2003 and 2002
Revenues. Revenues increased 1.1% in 2003. Following is a summary of the change in revenues (in millions):

Reported revenues in 2002	$5,190.8
Core business(1)
Decrease from average per unit price change	(8.5)
Increase from volume change	83.1
Net divested revenues(2)	(34.8)
Increase in commodity and other revenues	17.1

Reported revenues in 2003	$5,247.7

(1)	Core business represents revenues from collection, transfer and landfill services on a same store basis.

(2)	Excludes amounts reclassified to discontinued operations.
Overall, during 2003, we continued to experience pricing pressures as a result of general economic conditions. Landfill revenues increased as a result of a 6% increase in landfill volumes and a slight increase in per unit pricing for 2003 when compared to 2002. Revenue from the collection businesses remained fairly consistent from 2002 to 2003 with volumes and per unit pricing remaining flat. Commodity revenues increased by $34 million in 2003 compared to 2002 primarily due to an increase in the average per unit price received for old corrugated cardboard and various grades of paper, our primary commodities, and an increase in processing fees associated with a recycling contract, offset by a decline in commodity volume primarily due to the sale or closure of processing facilities. Additionally, we experienced a decrease in other revenues of $17 million due to an increase in landfill taxes and a decrease in other non-core revenues.
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
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by 3.1% in 2003. The increase is primarily due to normal inflationary increases in costs (primarily labor related), an increase in pension expense in excess of inflationary increases and an increase in bad debt expense. The increase in pension expense is primarily attributable to the overall decline in the market value of our pension assets in 2002 and 2001 and the decrease in the expected long-term rate of return from 2002 to 2003. These cost increases were partially offset by a reduction in other expense from the reversal of acquisition related accruals of $4.2 million that we determined were no longer necessary.
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
Discontinued operations in 2003 included a net after tax loss of approximately $29.0 million for the write-down of assets to fair value at the time the assets were determined to be held for sale, net of gains recorded for assets sold for which proceeds exceeded book value.

Cumulative Effect of Change in Accounting Principle. We adopted SFAS 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. We recorded a cumulative effect of change in accounting principle of $29.0 million, net of income tax expense of $19.4 million.
Dividends on Preferred Stock. Dividends on preferred stock increased by 22.8% in 2003. Dividends increased because in April 2003 we issued Series C Mandatory Convertible Preferred Stock with 6.25% dividends payable in cash. Dividends for both 2003 and 2002 reflect a 6.5% dividend on the liquidation preference of our Series A Senior Convertible Preferred Stock. During 2003 and 2002, in lieu of paying cash dividends on the Series A Senior Convertible Preferred Stock, the liquidation preference of the preferred stock increased by the amount of accrued but unpaid dividends. In December 2003, we exchanged the Series A Preferred Stock to common stock, which included the cumulative dividends that had been accrued.
Non-cash Conversion of Preferred Stock. During December 2003, the Series A Senior Convertible Preferred Stock was exchanged for common stock. In connection with the exchange, we recorded a reduction to net income available to common shareholders of $496.6 million for the fair value (using a common stock price on the date of conversion of $13.50) of the 36.8 million incremental shares of common stock issued to the holders of the preferred stock over the amount the holders would have received under the original conversion provisions.
Liquidity and Capital Resources
During 2004, we generated operating cash flows of $650.0 million, of which we reinvested $582.9 million of capital into the business. We reduced our debt balance by $477 million to $7.8 billion. During 2004, we completed various refinancing transactions and debt repayments, reducing the weighted average interest rate on approximately $2.0 billion of borrowings from 9% to 6%.
We generally meet operational liquidity needs with operating cash flow. Our other liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs, scheduled debt maturities and capping, closure, post-closure and environmental expenditures.
When we cannot meet our liquidity needs with operating cash flow, we meet those needs with borrowings under our revolving credit facility. We have a $1.5 billion commitment until 2008 under our revolving credit facility, which we believe is adequate to meet our liquidity needs based on current conditions. At December 31, 2004, we had no loans outstanding and $716.7 million in letters of credit outstanding on the revolving credit facility, leaving $783.3 million of availability. Additionally, we have letter of credit capacity of $198 million until 2008 under our institutional letter of credit facility to meet letter of credit requirements, in addition to our revolving credit facility, all of which was used at December 31, 2004.
We continuously seek opportunities to increase our cash flow through improvements in operations and reducing our interest cost. Historically we have used bank financings and capital markets transactions to meet our refinancing and liquidity requirements. Under our Credit Facility, we are required to meet certain financial covenants. Our objective is to maintain sufficient surplus between the required covenant ratios and the actual ratios calculated according to the Credit Agreement. We monitor the surplus carefully and will take action if the surplus becomes too tight. We have not historically experienced difficulty in obtaining financing or refinancing existing debt. We expect to continue to seek such opportunities in the future to the extent such opportunities are available to us. (See also Debt Covenants in Contractual Obligations and Commitments).

Our cash flows from operating, investing and financing activities for the last three years were as follows (in millions):

	Years Ended December 31,

	2004	2003	2002

Operating Activities:
Net income	$49.3	$128.7	$215.1
Discontinued operations, net of tax	8.7	11.5	(16.8)
Non-cash gain on divestiture of assets	—	—	(9.3)
Non-cash expenses(1)	683.7	692.8	688.9
Gain on sale of fixed assets	(4.9)	—	(5.8)
Non-cash gain on non-hedge accounting interest rate swap contracts	(16.2)	(48.1)	(2.4)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	6.7	23.1	35.4
Change in working capital	(34.9)	6.7	105.7
Capping, closure, post-closure and environmental expenditures, net of provision and accretion	(42.4)	(30.8)	(34.2)

Cash provided by operating activities from continuing operations	650.0	783.9	976.6

Investing Activities:
Proceeds from divestitures less the cost of acquisitions, net of cash divested/acquired(2)	36.2	250.0	31.2
Proceeds from sale of fixed assets	11.0	17.5	28.6
Capital expenditures, excluding acquisitions	(582.9)	(491.8)	(536.3)
Capitalized interest	(13.0)	(15.7)	(20.6)
Change in deferred acquisition costs, notes receivable and other	10.8	(8.4)	(22.4)

Cash used for investing activities from continuing operations	(537.9)	(248.4)	(519.5)

Financing Activities:
Net proceeds from sale of Series C Preferred Stock	—	333.1	—
Proceeds from long-term debt, net of issuance costs	3,082.6	3,037.1	1,044.3
Repayments of long-term debt	(3,609.1)	(3,754.6)	(1,447.5)
Payment of Series C Preferred Stock dividends	(21.6)	(10.2)	—
Change in disbursement account	53.8	10.5	(87.1)
Net proceeds from sale of common stock, exercise of stock options and other	5.1	98.4	2.8

Cash used for financing activities from continuing operations	(489.2)	(285.7)	(487.5)

Cash provided by discontinued operations	0.4	15.5	52.2

(Decrease)/ Increase in cash and cash equivalents	$(376.7)	$265.3	$21.8

(1)	Consists principally of provisions for depreciation and amortization, receivable realization allowance, accretion of debt and amortization of debt issuance costs, write-off of deferred debt issuance costs, non-cash reduction in acquisition accruals, non-cash portion of realignment costs, deferred income taxes and cumulative effect of change in accounting principle, net of tax.

(2)	During 2004, we acquired solid waste operations representing approximately $16.6 million ($16.6 million, net of intercompany eliminations) in annual revenues and sold operations representing approximately $62.2 million ($60.8 million, net of intercompany eliminations) in annual revenues. During 2003, we acquired solid waste operations representing approximately $42.1 million ($39.3 million, net of intercompany eliminations) in annual revenues and sold operations representing approximately $353.3 million ($338.6 million, net of intercompany eliminations) in annual revenues. During 2002, we acquired solid waste operations, representing approximately $28.3 million in annual revenues, and sold operations representing approximately $70.1 million ($69.3 million, net of intercompany eliminations) in annual revenues.
Cash provided by continuing operations decreased by 17.1% in 2004 when compared to the same period in 2003. The decrease in cash provided by continuing operations when comparing 2004 to 2003 is primarily due to the payment of $129.8 million of premiums and fees for refinancing transactions in 2004, a reduction in net income, and a decrease in working capital deficit of $34.9 million, compared to an increase of $6.7 in 2003, that was primarily attributable to the timing of payment of interest, taxes and other operating expenditures.
Following is a summary of the primary sources and uses of cash during the year 2004 and 2003 (in millions):
Sources of cash

	2004	2003

Cash from continuing operations	$650.0	$783.9
Decrease in cash balance	376.7	—
Net proceeds from issuance of common and preferred stock	5.1	427.5
Net proceeds from acquisitions and divestitures	36.2	250.0
Proceeds from the sale of fixed assets	11.0	17.5

Total	$1,079.0	$1,478.9

Uses of cash

	2004	2003

Capital expenditures	$582.9	$491.8
Debt repayments	526.5	648.1
Increase in cash balance	—	265.3
Payment of cash dividends	21.6	10.2
Other non-operating net cash outflows (inflows)	(52.0)	63.5

Total	$1,079.0	$1,478.9

Capital Expenditures. In addition to funding our operational working capital and debt reduction needs, we are committed to investing capital in our asset base. Our capital expenditures are primarily for the construction and build out of our landfills, for the vehicles and containers used by our collection operations and for heavy equipment used in both our collection and landfill operations. Beginning in 2005, we intend to increase the level of capital expenditures to approximately $700 million in order to reduce the average age of our truck fleet and lower repairs and maintenance expense. We expect to maintain this level of capital spending for the next few years. Following is a summary of capital expenditures for the years ended December 31, (in millions except for percentages):

	2004	2003	2002

Vehicles, containers and heavy equipment	$214.8	$231.2	$289.6
Landfill development	297.1	219.1	207.1
Other(1)	71.0	41.5	39.6

Total capital expenditures, excluding acquisitions	$582.9	$491.8	$536.3

Capital expenditures as a % of revenues	10.9%	9.4%	10.3%

(1)	Includes land and improvements, land held for permitting as landfills, buildings and improvements, and furniture and office equipment.
Significant Financing Events in 2004
The following transactions were completed during 2004:
We repaid our $225 million 7.375% senior notes due 2004 on January 2, 2004 with our cash balance at December 31, 2003.
We issued $400 million of 5.75% senior notes due 2011 and $425 million of 6.125% senior notes due 2014. We used the proceeds from the sale of these notes to redeem $825 million of our 7.875% senior notes due 2009 at a redemption price of 103.938% in February 2004. In May 2004, we redeemed the remaining $50 million of the $875 million 7.875% senior notes due 2009 at a redemption price of 103.938%.
We repurchased $93.9 million of our 10% senior subordinated notes due 2009 using the remaining proceeds from the $350 million senior secured notes issued in November 2003 due 2010.
In April 2004, we funded a new $150 million Term Loan D due 2010 priced at LIBOR plus 250 basis points. We used the proceeds from the Term Loan D, along with the proceeds from issuance of the following notes, to repurchase $1.055 billion of our 10% senior subordinated notes due 2009 through the completion of a tender offer and open-market repurchases:

•	$400 million of 7.375% senior unsecured notes due 2014,

•	$275 million of 6.375% senior notes due 2011, and

•	$230 million of 4.25% senior subordinated convertible debentures due 2034.
In connection with these 2004 financing transactions completed in the first half of 2004, which reduced the weighted average interest rate on approximately $2.0 billion of borrowings from 9% to 6%, we paid premiums and issuance costs of approximately $158 million ($55 million in the first quarter and $103 million in the second quarter) and recorded a charge to interest expense and other of approximately $147 million ($53 million in the first quarter and $94 million in the second quarter) for premiums paid and the non-cash write-off of deferred financing costs. The premiums and issuance costs were paid using our revolver borrowings.
In August 2004, we redeemed an additional $75 million of our 10% senior subordinated notes due 2009 for $78.8 million. In connection with this redemption, we paid premiums and fees of approximately $4.0 million and wrote-off $0.8 million of deferred financing costs, both of which were recorded as a charge to interest expense and other.
On October 1, 2004 we increased our receivables secured loan program from $175 million to $230 million. Also, as of October 1, 2004 we increased the amount we borrowed under the loan agreement secured by receivables by $75 million and extended the maturity from March 2005 to May 2005. The loan agreement has a 364 day liquidity facility with a three year purchase commitment, however, we intend to extend the liquidity facility annually. If we are unable to renew the loan agreement, we would refinance any amounts outstanding with our revolving credit facility which matures in 2008 or with other long-term borrowings. Although we intend to renew the loan agreement in May 2005 and do not expect to repay the amounts within the next twelve months, the loan is classified as a current liability because it has a contractual maturity of less than one year.
In November 2004, we redeemed another $75 million of our 10% senior subordinated notes due 2009 for $78.8 million with the borrowings under our receivables secured loan. In connection with this redemption, we paid premiums and fees of approximately $3.8 million and wrote-off $0.8 million of deferred financing costs, both of which were recorded as a charge to interest expense and other.
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
Financing Plan
We are a highly leveraged company with $7.8 billion of outstanding debt at December 31, 2004. The vast majority of our debt was incurred to acquire solid waste companies during the past 10 years. We incurred and assumed over $11 billion of debt to acquire Browning Ferris Industries, Inc. (BFI) in 1999. Since the acquisition of BFI, we have repaid debt with cash flow from operations, asset sales and the issuance of equity. We intend to continue to reduce our debt balance until we reach credit ratios that we believe will allow us to benefit from an investment grade-like cost of capital. We believe those benefits will be realized when the following ratios approach the indicated ranges:

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
Until then, we will continue to manage operating cash flows and capital expenditures to facilitate repayment of our scheduled debt maturities and opportunistically reduce interest costs through refinancing transactions to the extent economically beneficial. Examples include the refinancing of

$1.8 billion of our 10% senior subordinated notes due 2009 and the other refinancing transactions in 2003 and 2004. We believe that we will continue to generate cash flow from operations after funding capital expenditures to be used to repay debt. In the future, we expect to continue to acquire operations that strengthen existing markets and increase vertical integration. In addition, we will continue to evaluate the performance of and opportunities to divest operations that do not maximize operating efficiencies or provide an adequate return on invested capital.
We may continue to seek opportunities to extend our maturities in the future with actions that are economically beneficial. We believe we have several alternatives available to us to extend maturities of our debt portfolio or retire debt. The potential alternatives include continued application of cash flow from operations, asset sales and capital markets transactions. Capital markets transactions could include issuance of debt with longer-term maturities, issuance of equity, or a combination of both. There is no assurance that in the future we will be able to (i) consummate transactions in the capital markets on commercially reasonable terms, or at all, (ii) sell assets or (iii) generate annual cash flows to repay debt.
We are currently reviewing opportunities in the credit and capital markets to refinance certain components of our capital structure, including certain loans under our credit facility and other fixed rate notes. Our objectives are to extend near-term maturities, increase financial capacity, reduce interest rates, and improve financial covenants. In addition, we are examining opportunities to retire certain high cost debt to improve cash flow and reduce financial leverage. Opportunities being reviewed include accessing both debt and equity markets. There are no assurances that a refinancing or any such transactions will be consummated.
We currently have effective shelf registration statements with the SEC that would allow us to issue various securities up to $2.0 billion as market conditions permit.
Contractual Obligations and Commitments
Following is a summary of our debt structure and the associated interest cost (in millions, except percentages):

	December 31, 2004			December 31, 2003

	Ending	Effective	Annual	Ending	Effective	Annual
	Debt	Interest	Interest	Debt	Interest	Interest
Debt Instrument	Balance	Rate(1)	Expense	Balance	Rate(1)	Expense

Revolving credit facility(2)	$—	5.56%	$14.8	$—	5.41%	$14.0
Term loans	1,555.5	6.04	112.3	1,435.0	9.36	157.8
Senior secured notes	4,833.5	7.81	381.4	4,826.5	8.45	380.0
Senior unsecured notes	400.0	7.53	21.0	—	—	—
Senior subordinated convertible debentures	230.0	4.33	7.0	—	—	—
Senior subordinated notes	195.4	10.22	64.7	1,497.4	10.22	195.3
Receivables secured loan	209.9	3.32	3.7	146.3	1.68	2.4
Other	332.7	5.36	23.3	328.9	6.88	24.3

Total	$7,757.0	7.18%	$628.2	$8,234.1	8.96%	$773.8

(1)	Includes the effect of interest rate swap contracts and amortization of debt issuance costs and premiums or discounts.

(2)	Reflects weighted average interest rate.

The following table provides additional maturity detail of our long-term debt at December 31, 2004 (in millions):

Debt	2005	2006	2007	2008	2009	Thereafter	Total

Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—
Term Loan B due 2010	15.0	15.0	15.0	15.0	15.0	1,087.9	1,162.9
Term Loan C due 2010	3.1	3.1	3.1	3.1	3.1	229.9	245.4
Term Loan D due 2010	1.9	1.9	1.9	1.9	1.9	137.7	147.2
Receivables secured loan(2)	209.9	—	—	—	—	—	209.9
7.875% BFI Senior notes	69.5	—	—	—	—	—	69.5
7.625% Senior notes	—	600.0	—	—	—	—	600.0
8.875% Senior notes	—	—	—	600.0	—	—	600.0
8.50% Senior notes	—	—	—	750.0	—	—	750.0
6.375% BFI Senior notes	—	—	—	161.2	—	—	161.2
10.00% Senior sub notes	—	—	—	—	195.0	—	195.0
6.50% Senior notes due 2010	—	—	—	—	—	350.0	350.0
5.75% Senior notes due 2011	—	—	—	—	—	400.0	400.0
6.375% Senior notes due 2011	—	—	—	—	—	275.0	275.0
9.25% Senior notes due 2012	—	—	—	—	—	375.0	375.0
7.875% Senior notes due 2013	—	—	—	—	—	450.0	450.0
7.375% Senior unsecured notes due 2014	—	—	—	—	—	400.0	400.0
6.125% Senior notes due 2014	—	—	—	—	—	425.0	425.0
9.25% BFI debentures due 2021	—	—	—	—	—	99.5	99.5
7.40% BFI debentures due 2035	—	—	—	—	—	360.0	360.0
4.25% Senior sub convertible debentures due 2034	—	—	—	—	—	230.0	230.0
Other debt	28.4	8.7	2.9	1.7	1.9	292.6	336.2

Total principal due	$327.8	$628.7	$22.9	$1,532.9	$216.9	$5,112.6	$7,841.8
Discount, net							(84.8)

Total debt balance							$7,757.0

(1)	At December 31, 2004, under our 2003 Credit Facility, we had a revolver capacity commitment of $1.5 billion with no loans outstanding and $716.7 million of letters of credit outstanding, providing us remaining availability of $783.3 million. In addition, we had an institutional letter of credit facility of $198.0 million available under the 2003 Credit Facility, all of which was used for letters of credit outstanding.

(2)	The receivables secured loan is a 364 day liquidity facility. On October 1, 2004, we increased our receivables secured loan by $75 million and extended the maturity from March 2005 to May 2005. At that time, we intend to renew the liquidity facility. If we are unable to renew the loan agreement, we would refinance any amounts outstanding with our revolving credit facility which matures in 2008 or with other long-term borrowings. Although we intend to renew the loan agreement in May 2005 and do not expect to repay the amounts within the next twelve months, the loan is classified as a current liability because it has a contractual maturity of less than one year.

The following table outlines what we regard as our material, fixed, non-cancelable contractual cash obligations, their payment dates and expirations. Amounts related to operating leases and purchase obligations are not recorded as a liability on our December 31, 2004 consolidated balance sheet and will be recorded as appropriate in future periods. This table excludes certain obligations that we have reflected on our consolidated balance sheet, such as pension obligations, for which we do not expect to have cash funding requirements and excludes amounts related to environmental liabilities and contingencies for which the timing of payments is not determinable.

	Payments Due by Year

Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total

	(In millions)
Recorded obligations:
Long-term debt(1)	$855.4	$1,102.3	$495.3	$1,935.4	$550.0	$6,852.2	$11,790.6
Capital lease obligations	2.9	1.9	1.7	1.7	1.7	12.6	22.5
Capping, closure and post- closure obligations	71.4	73.5	68.7	70.9	72.9	2,815.1	3,172.5
Other long-term liabilities(2)	—	70.6	44.6	34.3	31.6	105.2	286.3
Unrecorded obligations:
Operating leases	32.4	30.0	24.7	20.2	17.6	49.8	174.7
Purchase obligations(3)
Disposal related	98.9	79.4	75.8	72.7	65.2	633.1	1,025.1
Other	88.6	34.5	21.5	14.0	16.6	32.2	207.4

Total cash contractual obligations	$1,149.6	$1,392.2	$732.3	$2,149.2	$755.6	$10,500.2	$16,679.1

(1)	Amount represents scheduled principal and interest due and excludes discounts and principal due on capital leases. Scheduled interest payment obligations are calculated using stated coupons for fixed debt and interest rates effective as of December 31, 2004 for variable rate debt.

(2)	The current portion of other long-term obligations is not reflected here, as it is included in the other accrued liabilities balance.

(3)	Purchase obligations consist primarily of (i) disposal related agreements which include fixed or minimum royalty and host agreements and take-or-pay and put-or-pay disposal agreements, and (ii) other obligations including a fuel contract agreement, committed capital expenditures, and consulting services arrangements.
Debt Covenants. Our 2003 Credit Facility and the indentures relating to our senior subordinated notes and our senior notes contain financial covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions.

Under the 2003 Credit Facility, our primary financial covenants are:
Minimum Interest Coverage:

	Through the	EBITDA(1)/
From the Quarter Ending	Quarter Ending	Interest

December 31, 2004	March 31, 2005	1.95x
June 30, 2005	September 30, 2005	2.00x
December 31, 2005	December 31, 2005	2.10x
March 31, 2006	June 30, 2006	2.15x
September 30, 2006	September 30, 2006	2.20x
December 31, 2006	December 31, 2006	2.30x
March 31, 2007	March 31, 2007	2.40x
June 30, 2007	June 30, 2007	2.45x
September 30, 2007	March 31, 2008	2.50x
June 30, 2008	June 30, 2008	2.60x
September 30, 2008	September 30, 2008	2.70x
December 31, 2008	Thereafter	2.75x
Maximum Leverage:

	Through the	Total Debt/
From the Quarter Ending	Quarter Ending	EBITDA(1)

March 31, 2003	June 30, 2005	5.75x
September 30, 2005	December 31, 2005	5.50x
March 31, 2006	June 30, 2006	5.25x
September 30, 2006	September 30, 2006	5.00x
December 31, 2006	December 31, 2006	4.75x
March 31, 2007	December 31, 2007	4.50x
March 31, 2008	June 30, 2008	4.25x
September 30, 2008	Thereafter	4.00x
At December 31, 2004, we were in compliance with these and all other financial covenants under our 2003 Credit Facility and our indentures. At December 31, 2004, Total Debt/ EBITDA(1) ratio, as defined by the 2003 Credit Facility, was 5.37:1 and our EBITDA(1)/ Interest ratio was 2.21:1. We are not subject to any minimum net worth covenants and we have no required minimum credit rating triggers.

(1)	EBITDA used for covenants is calculated in accordance with the definition in our credit facility agreement. In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants.
Failure to comply with the financial covenants under our 2003 Credit Facility, as well as the occurrence of certain material adverse events, would constitute a default under the credit agreement and would allow the lenders under the 2003 Credit Facility to accelerate the maturity of all indebtedness under the credit agreement. In addition, maturity acceleration on the 2003 Credit Facility constitutes an event of default under our other debt instruments, including our senior notes and our senior subordinated notes and, therefore, these would also be subject to acceleration of maturity. If such acceleration of maturities of indebtedness were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under the 2003 Credit Facility for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the 2003 Credit Facility or raise sufficient capital to repay such obligations in the event the maturities are accelerated.
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
Financial Assurances. We are required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and performance under certain collection, landfill and transfer station contracts. We satisfy the financial assurance requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. The amount of the financial assurance requirement for capping, closure and post-closure costs is determined by the applicable state environmental regulations, which vary by state. The financial assurance requirements for capping, closure and post-closure costs can either be for costs associated with a portion of the landfill or the entire landfill. Generally, states will require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurances required can, and generally will, differ from the obligation determined and recorded under generally accepted accounting principles (GAAP).
Additionally, we are required to provide financial assurance for our insurance program and collateral required for certain performance obligations. We do not expect a material increase in financial assurances during 2005, although the mix of financial assurance instruments may change.
At December 31, 2004, we had the following financial assurance instruments in place (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total

Insurance policies	$670.4	$—	$—	$—	$670.4
Surety bonds	515.8	494.4	—	—	1,010.2
Trust deposits	77.7	—	—	—	77.7
Letters of credit(1)	505.7	48.7	239.4	120.9	914.7

Total	$1,769.6	$543.1	$239.4	$120.9	$2,673.0

(1)	These amounts are issued under the 2003 Revolver and the institutional letter of credit facility under our 2003 Credit Facility.
These financial assurance instruments are issued in the normal course of business and are not debt of the company. Since we currently have no liability for these financial assurance instruments, they are not reflected in the accompanying consolidated balance sheets. However, we have recorded capping, closure and post-closure liabilities and self-insurance as the liabilities are incurred under generally accepted accounting principles. The underlying obligations of the financial assurance instruments would be valued and recorded in the consolidated financial statements if it is probable that we would be unable to perform our obligations under the financial assurance contracts. We do not expect this to occur.

Off-Balance Sheet Financing
We have no off-balance sheet debt or similar obligations, other than financial assurance instruments discussed above and operating leases, which are not classified as debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt.
Interest Rate Swap Portfolio
We have entered into interest rate swap agreements for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Our strategy is to use interest rate swap contracts when such transactions will serve to meet the objectives of our risk management policy. These contracts are not entered into for trading purposes. Our risk management policy requires that we evaluate the credit of our counter parties and that we monitor counter party exposure. At December 31, 2004, counter parties for our interest rate swap portfolio were rated Aa3.
As a result of swap maturities and terminations during 2004, our interest rate swap portfolio fixes 13% of our variable rate interest payment obligation, protecting us from cash flow variations arising from changes in short term interest rates. We believe this is prudent given our capital structure. In 2004, we changed our corporate policy to require that no less than 70% of our total debt be effectively fixed, either directly or through interest rate swap agreements. Prior to the change, the minimum fixed rate policy was 75%. At December 31, 2004, approximately 79% of our debt was fixed, 76% directly, and 3% through an interest rate swap agreement. In the fourth quarter of 2004, we terminated all swaps where we paid a variable rate and received fixed payments. The average interest rate paid under our swap contract at December 31, 2004 was 5.99% compared to LIBOR of 2.15% at December 31, 2004.
In accordance with SFAS No. 133, Accounting for Derivative and Hedging Activities as amended by SFAS No. 138, Accounting for Certain Derivative and Hedging Activities, a portion of our interest rate swap portfolio was de-designated for hedge accounting purposes at December 31, 2001, all of which matured by June 30, 2004. At the time debt obligations are repaid prior to maturity, we may or may not terminate interest rate swap contracts depending on the reflective economic considerations.
As of December 31, 2004, the Company had a floating to fixed interest rate swap contract with a notional amount of $250 million. This contract will mature in March 2005.
Based on the current maturity schedule of our interest rate swap contract, our current debt balance and assuming the interest rate swap contract is not replaced, we expect that at the end of the first quarter of 2005 we will have approximately 76% of our debt at fixed interest rates.
Contingencies
On August 9, 2004, August 27, 2004, and September 30, 2004, three putative class action lawsuits were filed against us and four of our current and former officers in the U.S. District Court for the District of Arizona. The lawsuits were consolidated into a single action on November 22, 2004. On January 14, 2005, the court entered an order appointing lead plaintiffs but to date, no consolidated suit has been filed.
The complaints assert claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaints allege that from February 10, 2004, to July  27, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated second quarter 2004 results. The lawsuits seek an unspecified amount of damages. This action is in its early stages and we are not able to determine whether the outcome will have a material adverse affect on our consolidated results of operations. We intend to defend the action vigorously.
We are currently under examination by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2003. A federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999 is complete with the exception of the matter discussed below.
Prior to our acquisition of BFI on July 30, 1999, BFI operating companies, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, contributed assets and existing environmental and self-insurance liabilities to six fully consolidated BFI risk management companies (RMCs) in exchange for stock representing a minority ownership interest in the RMCs. Subsequently, the BFI operating companies sold that stock in the RMCs to third parties at fair market value which resulted in a capital loss of approximately $900 million for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received.
On January 18, 2001, the Internal Revenue Service (IRS) designated this type of transaction and other similar transactions as a “potentially abusive tax shelter” under IRS regulations. During 2002, the IRS proposed the disallowance of all of this capital loss. The primary argument advanced by the IRS for disallowing the capital loss was that the tax basis of the stock of the RMCs received by the BFI operating companies was required to be reduced by the amount of liabilities assumed by the RMCs even though such liabilities were contingent and, therefore, not liabilities recognized for tax purposes. Under the IRS view, there was no capital loss on the sale of the stock since the tax basis of the stock should have approximately equaled the proceeds received. We protested the disallowance to the Appeals Office of the IRS in August 2002.
If the proposed disallowance is upheld, we estimate it could have a potential total cash impact of up to $310 million for federal and state taxes plus accrued interest through December 31, 2004 of approximately $81.6 million ($49.0 million net of tax benefit). We also received a notification from the IRS proposing a penalty of 40% of the additional income tax resulting from the disallowance. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.
We expect that sometime in the first half of 2005, the Appeals Office of the IRS will uphold the disallowance of the capital loss deduction. If this occurs, we would most likely litigate the matter in a federal court and we would be required to pay a deficiency of approximately $50 million for BFI tax years prior to the acquisition. Thereafter, it would likely take a couple of years before the court reached a decision and it is likely that the losing party would appeal the decision to a court of appeals. A settlement, however, could occur at any time during the litigation process.
The remaining tax years affected by the capital loss issue are currently being audited by the IRS. A court decision on the litigation would resolve the issue in these years as well. If we were to win the case, the initial payment would be refunded to us, subject to an appeal. If we were to lose the case, the deficiency associated with the remaining tax years would be due.
We continue to believe our position is well supported. However, the potential tax and interest (but not penalties) impact of a disallowance has been fully reserved on our consolidated balance sheet. Also, the $50 million payment noted above has been reclassified from long-term liabilities to current liabilities. Therefore, with regard to tax and accrued interest through December 31, 2004, a disallowance would have minimal impact on our consolidated results of operations. The periodic accrual of additional interest charged through the time at which this matter is resolved will continue to affect consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.

In the normal course of conducting our landfill operations, we are involved in legal and administrative proceedings relating to the process of obtaining and defending the permits that allow us to operate our landfills.
In June 1999, neighboring parties and the county drainage district filed a lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at one of our landfills in Texas. In 2001, the expansion permit was granted. The parties opposing the expansion permit continued to pursue their efforts in preventing the expansion permit. In November 2003, a judgment issued by a state trial court in Texas effectively revoked the expansion permit that was granted by the Texas Commission on Environmental Quality in 2001 and required us to operate the landfill according to a prior permit granted in 1988. We have appealed their decision to the Texas Court of Appeals. Operationally, if necessary, we will attempt to obtain bonding that will allow us to continue to operate the landfill as usual during the period of appeals, which may continue two years or longer. If the appeal is not successful, the landfill may become impaired, we may incur costs to relocate waste to another landfill and this matter could result in a charge of up to $50 million to our consolidated statement of operations.
We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that may become known in the future but that relate to our activities prior to the divestiture. As of December 31, 2004, we estimate the contingent obligations associated with these indemnifications to be de minimus.
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
Related Party Transactions
For a description of related party transactions, see Note 15 to our consolidated financial statements included herein.
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
Were we to recognize compensation expense based on the fair value of stock options granted, as provided for under SFAS No. 123, Accounting for Stock Based Compensation, we would have recognized compensation expense net of tax of $7.0 million, $9.5 million and $13.6 million, or $.03, $.05 and $.07 per diluted share, for the year ended December 31, 2004, 2003 and 2002, respectively.
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS 123R is effective July 1, 2005 for us and may be adopted using a modified prospective method or a modified retrospective method. We are currently evaluating the adoption alternatives and expect to complete our evaluation during the third quarter of 2005. If we adopt SFAS 123R under the modified prospective method, the 2005 impact would be to decrease income from continuing operations by approximately $2.5 million, or less than $.01 per diluted share. These amounts represent the net of tax expense previously calculated under SFAS 123 for pro forma purposes for existing stock option awards that will vest in our third and fourth quarters of 2005. This amount does not reflect any new awards or modifications to existing awards that could occur in the future.
Critical Accounting Judgments and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the consolidated financial statements. The SEC has defined a company’s most critical accounting policies as those that are most important to the portrayal of the company’s financial condition and results of operations that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates of matters that are inherently uncertain. These judgments and estimates often involve future events. Based on this definition, we have identified the critical accounting policies and judgments addressed below. In addition, management has discussed these accounting policies and judgments with the Audit Committee of our Board of Directors. No one geographic operating segment has a more significant concentration of the critical accounting policies and judgments addressed below. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time they are made. Actual results may differ significantly from estimates under different assumptions or conditions. The following critical accounting judgments and estimates are based on our accounting practices in effect during 2004.
We have noted examples of the residual accounting and business risks inherent for these areas that you should be aware of and for you to consider. Residual accounting and business risk is defined as the inherent risk that remains after the application of our policies and processes and is generally outside of our control.

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

Landfill Accounting	Our landfill investments fall into two categories, each of which require accounting judgments and estimates.

• Landfill development asset and related amortization.

• Landfill retirement obligation asset resulting from recording our capping, closure and post-closure liabilities and related amortization.

Landfill operations are treated as a period expense and are not discussed herein.

We use the life cycle accounting method for landfills and the related capping, closure and post-closure liabilities. In life

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

cycle accounting, all capitalizable costs to acquire, develop and retire a site are recorded to amortization expense based upon the consumption of disposal capacity. The cost of the assets and liabilities related to landfills is driven by the technical design that is developed by a third party consultant and approved by a regulatory agency. The technical design includes the construction, capping and closure specifications, the types and quantities of materials required and determination of the landfill capacity. Estimates of future landfill disposal capacity are updated periodically (at least annually) based on third party surveys.

Landfill development asset and related amortization	Site Permit and Technical Design

In order to develop, construct and operate a landfill, we are required to obtain permits from various regulatory agencies at the local, state and federal level. The permitting process requires an initial siting study to determine whether the location is feasible for landfill operations. The studies are typically prepared by third-party consultants and reviewed by our environmental management group. The initial studies are submitted to the regulatory agencies for approval.

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

	Technical Landfill Design	Changes in legislative or

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

Upon receipt of initial regulatory approval, technical landfill designs are prepared. These designs are compiled by third-party consultants and reviewed by our environmental management group. The technical designs include the detailed specifications to develop and construct all components of the landfill including the types and quantities of materials that will be required. The technical designs are submitted to the regulatory agencies for approval. Upon approval of the technical design, the regulatory agencies issue permits to develop and operate the landfill.	regulatory requirements may require changes in the landfill technical design. These changes could make it more difficult or costly to meet new design standards.

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

Development Costs

The types of costs that are detailed in the technical design specifications generally include excavation, natural and synthetic liners, leachate collection system construction, installation of methane gas collection systems and monitoring probes, installation of groundwater monitoring wells, construction of leachate management facilities and other costs associated with the development of the site. We review the adequacy of our cost estimates used in the annual update of the above costs by comparing estimated costs with third-party bids or contractual arrangements, review changes in year over year cost estimates for reasonableness, and compare our resulting development

Actual future costs of construction materials and third party labor could differ from the costs we have estimated because of the impact from general economic conditions on the availability of the required materials and labor. Technical designs could be altered due to unexpected operating conditions, regulatory changes or legislative changes.

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

Amortization rates are influenced by the original cost basis for the landfill, including acquisition costs, which in turn is determined by geographic location and market values. We have secured significant landfill assets through business acquisitions in recent years and valued them at the time of acquisition based upon market value. Also, per-ton rates are influenced by site specific engineering and cost factors.

Increases and decreases in our cost estimates and changes in disposal capacity will normally result in a change in our amortization rates on a prospective basis. An unexpected significant increase in estimated costs or reduction in disposal capacity could affect the ongoing economic viability of the landfill and result in an asset impairment.

Estimate Updates

On at least an annual basis, we update the estimates of future development costs and remaining disposal capacity for each landfill. These costs and disposal capacity estimates are reviewed and approved by senior operations management annually. Changes in the cost estimates are reflected prospectively in the landfill amortization rates that are updated annually.

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

Closure and Post-Closure Monitoring

Closure costs are any costs incurred after a site stops receiving waste but prior to being certified as closed and enters its post-closure monitoring period. After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which generally extends for a period of 30 years. Post-closure requirements generally include maintenance of the site and monitoring the methane gas collection systems and groundwater systems, and other activities that occur after the site has ceased accepting waste. Costs associated with post-closure monitoring generally include groundwater sampling, analysis and statistical reports, third party labor associated with gas systems operations and maintenance, transportation and disposal of leachate and erosion control costs related to the final cap.
	Landfill Retirement Obligation Asset Amortization Estimates of the total future costs required	Actual timing of disposal capacity utilization could differ from projected timing, causing

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

to cap, close, and monitor the landfill as specified by each landfill permit are developed annually. The estimates include the specific timing of the estimated future cash outflows, considering the anticipated waste flow into the capping events and the landfill. Our cost estimates are inflated to the period of performance using an estimate of inflation which is updated annually (2.5% was used in both 2004 and 2003).

Capping, closure and post-closure liabilities are recorded in layers and discounted using the credit adjusted risk-free rate in effect at the time the obligation is incurred.

The present value of the remaining capping costs for a specific capping event and the remaining closure and post-closure costs for the landfill are accrued as incurred on a per-ton basis. These liabilities are incurred as disposal capacity is consumed at the landfill.

A corresponding retirement obligation asset is recorded for the same value as the additions to the capping, closure and post-closure liabilities.

The retirement obligation asset is amortized to expense on a per-ton basis as disposal capacity is consumed. The per-ton rate is calculated by dividing the sum of the recorded retirement obligation asset net book value and expected future additions to the retirement obligation asset by the remaining disposal capacity relating to that event. Closure and post-closure per-ton rates are based on the total disposal capacity of the landfill.

The recorded retirement obligation is increased each year to reflect the passage of time by accreting the balance at the same credit-adjusted risk-free rate that was used to calculate each layer of the recorded liability. This accretion expense is charged to cost of operations.

Actual cash expenditures reduce the asset retirement obligation liability as they are incurred.	differences in timing of when amortization and accretion expense is recognized for capping, closure and post-closure liabilities.

Changes in future inflation rate projections could impact our actual future costs and our total liability.

Changes in our capital structure could result in changes to the credit-adjusted risk-free rate used to discount the liabilities, which could cause changes in future recorded liabilities and expense.

Change in the landfill retirement obligation due to changes in the anticipated waste flow, cost estimates or the timing of expenditures for closed landfills and fully incurred but unpaid capping events are recorded in results of operations as new information becomes available. This could result in unanticipated increases or decreases in expense.

Rates could change in the future based on the evaluation of new facts and circumstances relating to landfill capping design, post-closure monitoring requirements, or the inflation or discount rate.

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

Estimate Updates

On an annual basis, we update the estimate of future capping, closure and post-closure costs and estimates of future disposal capacity for each landfill. Revisions in estimates of our costs or timing of expenditures are recognized immediately as increases or decreases to the capping, closure and post-closure liabilities and corresponding retirement obligation asset. Changes in the asset result in changes to the amortization rates which are applied prospectively except for fully incurred capping events and closed landfills which are recorded immediately in results of operations since the associated disposal capacity has already been consumed.

Disposal capacity	As described previously, disposal capacity is determined by the specifications detailed in the landfill permit obtained. We classify this disposal capacity as permitted. We also include probable expansion disposal capacity in our remaining disposal capacity estimates, which relates to additional disposal capacity being sought through means of a permit expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is highly probable. Our internal criteria to classify disposal capacity as probable expansion are as follows:

1. We have control of and access to the land where the expansion permit is being sought.

2. All geologic and other technical siting criteria for a landfill have been met or a variance from such requirements has been received (or can reasonably be expected to be achieved).

3. The political process has been assessed and there are no identified impediments that cannot be resolved.

	4. We are actively pursuing the expansion	We may be unsuccessful in obtaining permits for probable expansion disposal capacity because of the failure to obtain the final local, state or federal permit or due to other unknown reasons. If we are unsuccessful in obtaining permits for probable expansion disposal capacity, or the disposal capacity for which we obtain approvals is less than what was estimated, both costs and disposal capacity will change, which will generally increase the rates we charge for landfill amortization and capping, closure and post-closure accruals. An unexpected decrease in disposal capacity could cause an asset impairment.

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

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

Liabilities arise from contamination existing at our landfills or at third-party landfills that we (or a predecessor company) have delivered or transported waste to and are based on our estimates of future costs that we will incur for incremental remediation activities and the related litigation costs. To determine our ultimate liability at these sites, we have used third-party environmental engineers and attorneys to assist in the evaluation of several factors, including the extent of contamination at each identified site and the most appropriate remedy. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. The majority of our environmental liabilities are obligations that we assumed in connection with an acquisition. Any increases in the assumed accruals for environmental liabilities from the amounts recorded by the predecessor are charged to operating expense. If the liabilities arise through the normal course of business, the accruals are also charged to operating expense.

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

review the status of all environmental matters and to assist our environmental and legal management in updating our estimates of the likelihood and amounts of remediation. As the timing of cash payments for these liabilities is uncertain, the accrued costs are not discounted. Any changes in the liabilities resulting from these reviews are recorded to operating income in the period in which the change in estimate is made.

Summary

We have determined that the recorded liability for environmental matters as of December 31, 2004 and 2003 of approximately $304.8 million and $337.4 million, respectively, represents the most probable outcome of these contingent matters. Cash paid for environmental matters during 2004 and 2003 was $31.8 million and $24.9 million, respectively.

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

Non-recurring acquisition accruals	Nature of Liabilities

	At the time of an acquisition accounted for under the purchase method of accounting, we evaluate and record liabilities of the acquired company to represent our estimate of fair value. Assumed liabilities as well as liabilities resulting directly from the completion of the acquisition are	There could be changes in circumstances or estimates that cause the actual settlement of these liabilities to be higher or lower than our original estimates. Additional liabilities may exist

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

	considered in the net assets acquired and resulting purchase price allocation.	related to the acquired operations that have not been identified.

Liabilities resulting from changes in estimates of assumed obligations, including litigation, self-insurance reserves and loss contracts, as well as liabilities related to restructuring and abandonment activities, are accrued through a charge to expense. Additionally, transition costs that are not accruable at the time of acquisition, including transitional personnel costs, route restructurings and costs associated with the consolidation of operations are expensed in the period in which the costs are incurred.

Estimate Updates

We evaluate the adequacy of the non- recurring acquisition accruals at least annually by obtaining third party actuarial valuations of assumed self-insurance obligations, third party legal counsel updates for assumed litigation and field and corporate management reviews of all acquisition related commitments. Any changes in the liabilities resulting from these reviews are recorded in the period in which the change in estimate is made. The adjustment is charged to either an expense or goodwill consistent with how the original liability was established and the period of time that has elapsed since the date of the acquisition. Generally, we do not record adjustments to goodwill after one year from the date of the acquisition.

Summary

At December 31, 2004 and 2003, we had approximately $124.6 million and $154.1 million, respectively, of non-recurring acquisition accruals remaining on our balance sheet, consisting primarily of loss contracts, litigation and compliance, and risk management and insurance liabilities associated with the acquisition of BFI. Cash paid against non-recurring acquisition accruals, including severance, in 2004 was $30.0 million and $41.5 million

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

in 2003.

Self-insurance liabilities and related costs	We maintain high deductibles for commercial general liability, automobile liability, and workers’ compensation insurance and are fully self-insured for employee group health claims. Deductible levels are between $1 million and $3 million. The retained or non-insured portion of the liability for unpaid claims and associated expenses, including incurred but not reported losses, is reflected in our balance sheet as an accrued liability. The liability for unpaid claims and associated expenses for commercial general liability, automobile liability and workers’ compensation is actuarially determined by a third-party actuary. We use a third-party administrator to track and evaluate actual claims experience for consistency with the data used in the annual actuarial valuation. The expense is charged to operating costs. The actuarially determined liability is calculated for the most part by our past claims experience factor, which considers both the frequency and settlement amount of claims.

As of December 31, 2004 and 2003, we had approximately $209.5 million and $193.5 million of self-insurance liabilities on our balance sheet. Our recorded liabilities are not discounted. Cash paid for self-insurance claims during 2004 and 2003 was $216.6 million and $210.0 million, respectively.	Incident rates, including frequency and severity, could increase or decrease during a year causing our current and future actuarially determined obligations to increase or decrease.

The costs to discharge our obligations, including legal costs and health care costs, could increase or decrease causing current and/or prior estimates of our self-insurance liability to change.

Loss Contingencies	We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. We determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable and can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess potential liability. Management’s assessment is developed in consultation with our outside counsel and other	Actual costs can vary from estimates for a variety of reasons. For example, the costs from settlement of claims and litigation can vary from estimates based on differing interpretations of laws, opinions on culpability and assessments on the amount of damages.

Loss contingency assumptions involve judgments that are inherently subjective and generally

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

advisors and is based on an analysis of possible outcomes under various strategies.

	Generally, we record losses related to contingencies in cost of operations or selling, general and administrative expenses, depending on the nature of the underlying transaction leading to the loss contingency.	involve business matters that are by nature unpredictable. If a loss contingency results in an adverse judgment or is settled for significant amounts, it could have a material adverse effect on our results of operations, cash flows and financial position in the period or periods in which such judgment or settlement occurs.

Receivable Realization Allowance	We provide services to approximately 10 million customers throughout the United States. We perform credit evaluations for our significant customers and establish an allowance for doubtful accounts based on the aging of our receivables, payment performance factors, historical trends and other information. In general, we reserve 50% of receivables outstanding 90 to 120 days and 100% of those outstanding over 120 days. We also review specific outstanding accounts and reserve the receivable if information becomes available indicating we will not receive payment and consider the recoverability of written-off accounts. Our reserve is evaluated and revised on a monthly basis.

	We also reserve a portion of revenues as a sales valuation allowance. We measure this allowance based on our historical analysis of revenue reversals and credits issued after the month of billing. Revenue reversals and credits typically relate to resolution of customer disputes and billing adjustments.	Adverse changes in the financial health of our customers could change the timing or levels of collections and require adjustments to our allowance for doubtful accounts.

Asset Impairment	Valuation Methodology

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

We evaluate goodwill for impairment based on fair value of each geographic operating segment. Our geographic operating segment is an aggregate of several vertically integrated businesses with similar operational characteristics. We estimate fair value based on net cash flows discounted using an estimated weighted-average cost of capital which was approximately 7.15% in 2004. In addition, consideration is also given to an earnings multiple approach, enterprise value and overall company market capitalization as indicators of the reasonableness of our discounted cash flows.

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

Recognition Criteria
We recognize an impairment if the net book value exceeds the fair value as determined using discounted future cash flows on a geographic operating segment basis. At the time of a divestiture of an individual business unit within a geographic operating segment, goodwill is allocated to that business unit based on the relative fair value of the unit being disposed to the total reporting unit and a gain or loss on disposal is derived. Subsequently, the remaining goodwill in the geographic operating segment from which the assets were divested is re-evaluated for impairment, which could also result in an additional loss.

Summary

	At December 31, 2004 and 2003, we had $8.2 billion and $8.3 billion, respectively, of goodwill recorded. At December 31, 2004 and 2003, there was no impairment of goodwill upon completion of our annual evaluation of goodwill recoverability.	In the past, we have incurred non- cash losses on sales of assets driven primarily by the goodwill allocated to the assets divested. If similar divestiture decisions are made in the future, we could incur additional non-cash losses on asset sales. A divestiture of any individual asset below the geographic operating segment level could result in a loss.

Tax Accruals	We account for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax basis of assets, other than non-deductible goodwill, and liabilities. The differences are measured using the income tax rate in effect during the year in which the differences are expected to reverse. We utilize outside experts and legal counsel to assist in the development or review of significant tax positions used in establishing our liability.	The balance sheet classification and amount of the tax accounts established relating to acquisitions are based on certain assumptions that could possibly change based on the ultimate outcome of certain tax matters. As these tax accounts were established in purchase accounting, any future changes relating to these amounts will result in balance sheet reclassifications, which may include an adjustment to goodwill.

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

We provide a valuation allowance for deferred tax assets (including net operating loss and capital loss carryforwards) when it is more likely than not that we will not be able to realize the future deduction giving rise to the deferred tax asset.

We record liabilities for actual or expected probable tax adjustments proposed or expected by tax authorities at the federal and state level.

The acquisition of BFI in 1999, which was accounted for as a business purchase combination, resulted in approximately $6.8 billion of goodwill, $6.5 billion of which amortization is non-deductible for tax purposes. At December 31, 2004, approximately $5.9 billion of non-deductible goodwill remains on our balance sheet.

Income tax expense is recorded on an interim basis based on the expected annual effective tax rate and discrete period items. The annual effective tax rate is determined using estimated full year earnings, non-deductible items and tax credits that are anticipated to be utilized.	Changes in estimated realizability of deferred tax assets could result in adjustments to income tax expense.

We are currently under examination by various state and federal taxing authorities for certain tax years. The Internal Revenue Code and Income Tax Regulations are a complex set of rules that we are required to interpret and apply to our transactions. Positions taken in tax years under examination are subject to challenge. Accordingly, we may have exposure for additional tax liabilities arising from these audits if any positions taken are disallowed by the taxing authorities. (See Note 13 of our consolidated financial statements included herein.)

Summary
	As of December 31, 2004, state net operating loss and minimum tax credit carryforwards with an after tax benefit totaling $322.6 million remain unused that will expire if not used by the end of various future years. Valuation allowances have been established for the possibility that some of these carryforwards may not be used.	Actual income tax rates can vary from period to period as a result of differences between estimated and actual earnings, non- deductible items and tax credit utilization. An increase or decrease in the tax rate could have a material impact on our results of operations.

Defined Benefit Pension Plans	Recognition Criteria

Our defined benefit retirement plan was assumed in connection with the acquisition of BFI. The benefits of approximately 97% of the current plan participants were frozen upon acquisition.

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

Our funding policy is to make annual contributions to the pension plan as determined to be required by the plan’s actuary and to meet the minimum requirements of the Employee Retirement Income Security Act (ERISA). No contributions were required during the last three years. No contributions are anticipated for 2005.

The plan’s policy is to invest the plan’s assets as determined by our Benefits Committee. At December 31, 2004, of the total plan assets of $339.4 million, approximately 38% was invested in fixed income bond funds and approximately 62% in equity funds.

Assumptions

	The assumptions used in the actuarially determined funded status are as follows: (weighted average assumptions as of our measurement date, September 30):	Changes in our investment mix and performance of the equity and bond markets and of fund managers could impact the amount of pension income or expense recorded, the funded status of the plan and the need for future cash contributions. At December 31, 2004, our defined benefit retirement plan was under- funded by $13.6 million.

	2004	2003

Discount rate	6.00%	6.25%
Expected return on plan assets	8.50%	9.00%
Average rate of compensation increase	4.00%	4.00%

Our discount rate represents the yield on high quality (AAA) bonds at which our obligation could be settled. Our discount rate is based on a review of the current	Our discount rate is sensitive to changes in market based interest rates. A decrease in the discount rate will increase the liability and

Accounting	Accounting Policy and Process	Residual Accounting and
Area	Use of Estimates	Business Risk

rate of long-term bonds which have durations that are equivalent to our obligations under the plan.

	The expected return on our plan assets represents a long-term view of returns based on our current asset mix. In developing our expected rate of return assumption, we evaluated an analysis of long-term expected and historical actual returns on the plan assets from our investment managers which gave consideration to our asset mix and anticipated length of obligation of our plan.	decrease the funded status of the plan. If actual return on plan assets varies from the expected returns, the fair value of the plan assets will differ from our projections.

The average rate of compensation increase applies only to the portion of the plan that is not frozen. Less than 3% of the plan participants continue to earn benefits. This rate reflects our expectations of average pay increases over the period benefits are earned.

	We annually review our actual asset allocation, discount rate, expected rate of return and other actuarial assumptions and adjust them as deemed necessary.	Changes in our key assumptions could cause changes in our assets, liabilities and income or expense recorded. For example, a decrease in the discount rate would result in a greater benefits obligation in future periods. A lower expected return on assets would also increase the amount of pension expense recorded.
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
Disclosure Regarding Forward Looking Statements
This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Forward Looking Statements). All statements, other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Generally, these Forward Looking Statements include, among others, statements regarding:

•	our business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, including our market-specific acquisitions and divestitures;

•	our ability to obtain financing, refinance existing debt, reduce interest cost, accelerate our de-leveraging process, extend debt maturities and provide adequate financial liquidity;

•	the adequacy of our operating cash flow and revolving credit facility to make payments on our indebtedness and fund other liquidity needs;

•	our expectation of the amounts we will spend on capital expenditures, closure, post-closure and remediation expenditures related to landfill operations in 2005;

•	our ability to generate cash flows from operations after funding capital expenditures at similar levels as what we generated over the last three years;

•	our ability at the end of the first quarter of 2005 to have 76% of our debt at fixed interest rates;

•	our ability to increase revenue growth and internal growth by increasing volumes collected and disposed and by increasing the rates for the services we provide;

•	our ability to pay cash dividends in the future;

•	our expectation that we may become an investment grade investment in the future;

•	our ability to achieve credit ratios that would allow us to receive benefits of a cross over investment grade company and/or investment grade-like cost of capital;

•	our estimates of future expenses, including amortization expense;

•	our ability to achieve cost reductions in the future;

•	our estimates of future annual interest cost reductions;

•	our ability to perform our obligations under financial assurance contracts and our expectation that financial assurance contracts will not materially increase;

•	underlying assumptions including internal growth as well as general economic and financial market conditions;

•	our expectation that our casualty, property or environmental claims or other contingencies will not have a material effect on our operations;

•	our estimate of federal and state income taxes and penalties required to be paid if we do not prevail in our appeal of the IRS’ disallowance of capital losses related to BFI;

•	our belief that the costs of settlements or judgments arising from litigation and the effects of settlements or judgments on our consolidated liquidity, financial position or results of operation will not be material;

•	our ability to achieve benefits, including the timing and amount of any benefits, resulting from the implementation of standards and best practice programs and our estimates of costs associated with the implementation;

•	our ability to achieve benefits from the modification of our organizational structure;

•	our ability to implement a refinancing plan or related transaction and the expected benefits from such plan or transaction;

•	our ability to implement environmental safeguards to comply with governmental requirements;

•	the expected tenure for our Chairman of the Board of Directors and Chief Executive Officer of the company;

•	our expectation that employee benefits, fuel, maintenance and financial assurance costs will increase in excess of inflation;

•	our ability to maintain sufficient surplus between our covenant ratios; and

•	our expectation to increase capital expenditures over the next couple of years.
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
Our significant leverage may make it difficult for us to service our debt and operate our business. We have had and will continue to have a substantial amount of outstanding indebtedness with significant debt service requirements. At December 31, 2004, our consolidated debt was approximately $7.8 billion and our debt to total capitalization was 74.9%. The degree to which we are leveraged could have important consequences. For example, it could:

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. As of December 31, 2004, our debt agreements permit us to incur substantial additional indebtedness under various financial ratio tests. As of December 31, 2004, we had no loans outstanding under the $1.5 billion revolver of the 2003 Credit Facility. As of such date, we had $716.7 million in letters of credit outstanding on that revolver that support financial assurance purposes, leaving $783.3 million of availability.
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
Covenants in our credit facility, our indentures and the instruments governing our other indebtedness may limit our ability to operate our business. Our 2003 Credit Facility, and certain of the agreements governing our other indebtedness contain covenants that restrict our ability to make distributions or other payments to our investors and creditors unless we satisfy certain financial tests or other criteria. We must also comply with certain specified financial ratios and tests. The credit facility financial ratio tests assume that over time EBITDA increases and interest decreases in relation to debt levels. If EBITDA does not increase and if interest does not decrease in relation to debt and if we are unable to renegotiate the covenants, we would not comply with the provisions of the Credit Facility (see Debt Covenants in Contractual Obligations and Commitments).
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
Our bond ratings could be downgraded. Although reductions in our bond ratings may not have an immediate impact on the cost of debt or our liquidity, they may impact the cost of debt and liquidity over the near to medium term. If our bond ratings are reduced, future access at a reasonable cost to the debt and financial assurance markets may be adversely impacted.
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
The solid waste industry is a capital-intensive industry that may consume cash from our operations and borrowings. Our ability to remain competitive, grow and expand operations largely depends on our cash flow from operations and access to capital. We spent approximately $673.3 million in combination for our capital expenditures and landfill capping, closure, and post-closure and environmental remediation expenditures during 2004, and we expect to spend approximately $800 million for these purposes in 2005. If we undertake more acquisitions or further expand our operations, the amount we expend on capital, capping, closure, and post-closure and environmental remediation expenditures will increase. Acquisitions may increase our capital requirements because acquisitions may require sizable amounts of capital and competition with other solid waste companies that have a similar acquisition strategy may increase costs. Increases in expenditures will result in low levels of working capital or require us to finance working capital deficits. We intend to continue to fund our cash needs through cash flow from operations and borrowings under our 2003 Credit Facility, if necessary. However, we may require additional equity and/or debt financing for debt repayment obligations, to fund our operations and/or to grow our business.
Our cash needs will increase if the expenditures for closure and post-closure monitoring increase above our current estimates for these costs. Expenditures for these costs may increase as a result of any federal, state or local government regulatory action, including changes in closing or monitoring activities, types and quantities of materials used or the period of required post-closure monitoring. These factors, together with those discussed above, could substantially increase our operating costs and therefore impair our ability to invest in our existing facilities or new facilities.
We may not be able to obtain necessary financial assurances. We are required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations and collection contracts. In addition, we are required to provide financial assurances for our self-insurance program. We satisfy the financial assurances requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. As of December 31, 2004, we have total financial assurance requirements of $2.7 billion, and we do not expect any material change in the amount of those requirements. Should we experience additional bond rating agency downgrades, the mix of financial assurance instruments may change, requiring us to provide additional letters of credit.
Changes in interest rates may affect our results of operations. At December 31, 2004, approximately 79% of our debt was fixed, 76% directly and 3% through interest rate swap agreements. The amount of this swap contract portfolio, which matures in the first quarter of 2005, was $250 million. For certain interest rate swap agreements, we record non-cash mark-to-market gains and losses based on changes in future yield curves to the statement of operations. Changes in the yield curves could result in additional non-cash losses being recorded in the statement of operations.
U.S. economic conditions may have an adverse impact on our operating performance and results of operations. Our business is affected by general economic conditions. Weakness in the U.S. economy has a negative effect on our operating results, including decreases in revenues and operating cash flows. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure and customer turnover. If economic conditions deteriorate, we will experience pressure on the pricing that we are able to achieve for our services. In addition, worsening economic conditions may lead to further negative effects of customer turnover. There can be no assurance that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results. Additionally, there can be no assurance that an improvement in economic conditions will result in an immediate, if at all, positive improvement in our operating results.
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
Loss of key executives and failure to attract qualified management could limit our growth and negatively impact our operations. We depend upon our senior management team. We have announced the search for a permanent Chairman and Chief Executive Officer of the company. We do not know how long that search will take or what the impact of the search and the transition to new leadership will be. We also continue to depend on operations management personnel with waste industry experience. We do not know the availability of such experienced management personnel or how much it may cost to attract and retain such personnel. The loss of the services of any member of senior management or the inability to hire experienced operations management personnel could have an adverse effect on our operations and financial condition.
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
In addition to the costs of complying with environmental regulations, we incur costs to defend against litigation brought by government agencies and private parties who allege we are in violation of our permits and applicable environmental laws and regulations. As a result, we may be required to pay fines, implement corrective measures or may have our permits and licenses modified or revoked. We are, and also may be in the future, defendants in lawsuits brought by governmental agencies and surrounding landowners who assert claims alleging environmental damage, personal injury, property damage and/or violations of permits and licenses by us. A significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine could have a material negative effect on our financial condition.
Certain of our waste disposal operations traverse state and county boundaries. In the future, our collection, transfer and landfill operations may also be affected by proposed federal legislation that authorizes the states to enact legislation governing interstate shipments of waste. Such proposed federal legislation may allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and may require states, under some circumstances, to reduce the amount of waste exported to other states. If this or similar legislation is enacted in states in which we operate landfills that receive a significant portion of waste originating from out-of-state, our operations could be negatively affected. We believe that several states have proposed or have considered adopting legislation that would regulate the interstate transportation and disposal of waste in the states’ landfills. Our collection, transfer and landfill operations may also be affected by “flow control” legislation which may be proposed in the United States Congress. This proposed federal legislation may allow states and local governments to direct waste generated within their jurisdictions to a specific facility for disposal or processing. If this or similar legislation is enacted, state or local governments with jurisdiction over our landfills could act to limit or prohibit disposal or processing of waste in our landfills.
We may have potential environmental liabilities that are greater than our insurance coverage. We may incur liabilities for the deterioration of the environment as a result of our operations. Any substantial liability for environmental damage could materially adversely affect our operating results and financial condition. Due to the limited nature of our insurance coverage for environmental liability, if we were to incur substantial financial liability for environmental damage, our business and financial condition could be materially adversely affected.
We may have additional hazardous substances liability. We are a potentially responsible party at many sites under the CERCLA and analogous state laws. CERCLA provides for the remediation of contaminated facilities and imposes strict, joint and several liability on current owners and operators of a facility at which there has been a release or a threatened release of a “hazardous substance”, former site owners and operators at the time of disposal of the hazardous substance(s) and on persons who arrange for the disposal of such substances at the facility (i.e. generator of the waste and transporters who selected the disposal site). Hundreds of substances are defined as “hazardous” under CERCLA and their presence, even in minute amounts, can result in substantial liability. As used in this report, “non-hazardous waste” means substances that are not defined as hazardous waste under federal regulations. The statute provides for the remediation of contaminated facilities and imposes costs on the responsible parties. The expense of conducting such a cleanup can be significant. We have significant liabilities under these laws, primarily due to acquired businesses and properties and their former operations. Notwithstanding our efforts to comply with applicable regulations and to avoid transporting and receiving hazardous substances, we may have additional liability because such substances may be present in waste collected by us or disposed of in our landfills, or in waste collected, transported or disposed of in the past by acquired companies. In addition, actual costs for these liabilities could be significantly greater than amounts presently accrued for these purposes.
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

We are subject to examination by various federal and state taxing authorities. We are currently under examination by various federal and state taxing authorities for certain tax years. Any material disagreement with taxing authorities could result in large cash expenditures and adversely affect our operating results and financial condition. A federal income tax audit for the calendar years 1998 through 2003 is ongoing. A federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999, is completed with the exception of the following matter. During 2002, the IRS proposed the disallowance of a capital loss included in BFI’s July 30, 1999 tax return. If such disallowance is upheld, we estimate it could have a potential total cash impact of up to $310 million plus accrued interest through December 31, 2004 of approximately $81.6 million ($49.0 million net of tax benefit). We also received a notification from the IRS proposing a penalty of 40% of the additional income tax resulting from the disallowance.
We believe that the resolution of this matter will likely require litigation. This litigation could take a couple of years before a court reaches a decision. An unfavorable resolution of this matter could require future potential cash expenditures that could have a material negative effect on our financial condition.
Our goodwill may become impaired. We have a substantial amount of goodwill resulting from our acquisitions, including BFI and Laidlaw. At least annually, we evaluate this goodwill for impairment based on the fair value of each geographic operating segment. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company. These changes could result in an impairment that would require a material non-cash charge to our results of operations. As a result of our geographic realignment in the fourth quarter of 2004, our nine regions became our reporting units. Since impairment is measured at the reporting unit level, this increase from four to nine reporting units increases the possibility we may have to record an impairment in the future.
Fluctuations in commodity prices could affect our operating results. As part of our recycling services, we process recyclable materials such as paper, cardboard, plastics, aluminum and other metals for sale to third parties, generally at current market prices. All of these materials are subject to significant price fluctuations, which are driven by general market conditions. These price fluctuations may affect our future operating income and cash flows. Also, fluctuations in fuel prices and other commodities used in our operations could have a material adverse effect on our financial results.
We may be subject to work stoppages, which could increase our operating costs and disrupt our operations. As of December 31, 2004, approximately 29% of our workforce was represented by various local labor unions. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations and an increase in our operating costs, which could have a material adverse effect on us. In addition, if a greater percentage of our work force becomes unionized, our business and financial results could be materially adversely affected.
We may not realize any or all of the expected benefits from our significant investment in the development and implementation of our Excellence Driven Standards and Best Practices Program. We have invested in the identification, development and implementation of best practice programs intended to improve productivity, enhance the quality of our revenue collections and reduce costs. We cannot guarantee that all or any expected improvements will materialize or have a positive effect on operating results.
The outcome of litigation and governmental proceedings could impact our liquidity. We are currently involved in litigation and governmental proceedings related to the business. The timing and outcome of the final resolution to these matters is uncertain. The possible resolution to these matters could include judgements against us or settlements that could require substantial payments that adversely affect our liquidity.
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
Interest rate risk. We are subject to interest rate risk on our variable rate long-term debt. To reduce the risk from interest rate fluctuations, we enter into hedging transactions that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives.
We have effectively converted a portion of our long-term debt, which required payment at variable rates of interest, to fixed rate obligations through interest rate swap transactions. These transactions required us to pay fixed rates of interest on notional amounts of principal to counter-parties. The counter-parties, in turn, paid to us variable rates of interest on the same notional amounts of principal. In addition, during 2003 we entered into interest rate swap contracts that convert fixed rate debt to variable interest rates to effectively manage the percentage of our debt portfolio that has fixed rate terms. Under these transactions, which were terminated in the fourth quarter of 2004, we were required to pay variable rates on notional amounts of principal to counter-parties. The counter-parties, in turn, paid to us the fixed rates of interest on the same notional amount of principal.
The following interest rate table summarizes the interest rate swap that was in effect and its fair value as of December 31, 2004:

Notional		Interest	Underlying	Interest	Fair Market
Principal	Maturity	Paid	Obligations	Received	Value Liability

(In millions)					(In millions)
$250.0	March 2005	5.99%	Term Loan Facility	LIBOR	$(1.8)

Increases or decreases in short-term market rates did not materially impact cash flow in 2004 as a significant portion of variable rate debt had been swapped for fixed rates. At December 31, 2004, with 79% of our debt fixed either directly or through interest rate swap agreements, we have $1.6 billion of floating rate debt. If interest rates increased by 100 basis points, annualized interest expense would increase by approximately $16.1 million ($9.7 million after tax). This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings nor the favorable impact declining rates would have on interest expense and cash payments for interest. See Notes 4 and 5 to our consolidated financial statements in this Form 10-K for additional information regarding how we manage interest rate risk.
Fuel prices. Fuel costs represent a significant operating expense. At our current consumption levels, a one-cent change in the price of diesel fuel would affect our annual operating results by approximately $0.4 million. Accordingly, a substantial rise or drop in fuel costs could result in a material impact to our results of operations. Historically, we have mitigated this impact with fixed price purchase contracts. Since a significant portion of these contracts expire in early 2005, we are initiating a strategic change to implement fuel charges to appropriate customers that will vary with the cost of fuel in addition to entering into new or renewed contracts when economically practical.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Allied Waste Industries, Inc.:
We have completed an integrated audit of Allied Waste Industries, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allied Waste Industries, Inc. (the “Company”) and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 of Part IV of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs as of January 1, 2003.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A of Part II of this Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
February 18, 2005

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	December 31,

	2004	2003

ASSETS
Current Assets —
Cash and cash equivalents	$68.0	$444.7
Accounts receivable, net of allowance of $17.0 and $22.4	668.4	651.3
Prepaid and other current assets	81.9	108.8
Deferred income taxes, net	104.3	80.8

Total current assets	922.6	1,285.6
Property and equipment, net	4,129.9	4,018.9
Goodwill	8,202.0	8,313.0
Other assets, net	239.4	243.4

Total assets	$13,493.9	$13,860.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$327.8	$249.6
Accounts payable	582.8	477.5
Current portion of accrued capping, closure, post-closure and environmental costs	95.0	95.2
Accrued interest	140.3	174.1
Other accrued liabilities	390.1	352.6
Unearned revenue	220.7	218.8

Total current liabilities	1,756.7	1,567.8
Long-term debt, less current portion	7,429.2	7,984.5
Deferred income taxes	207.7	128.5
Accrued capping, closure, post-closure and environmental costs, less current portion	839.0	790.1
Other long-term obligations	656.4	872.3
Commitments and contingencies
Stockholders’ Equity —
Series C senior mandatory convertible preferred stock, $0.10 par value, 6.9 million shares authorized, issued and outstanding, liquidation preference of $50.00 per share, net of $12.0 million of issuance costs	333.1	333.1
Common stock; $0.01 par value; 525 million authorized shares; 317.5 million and 320.1 million shares issued and outstanding	3.2	3.2
Additional paid-in capital	2,338.0	2,318.5
Accumulated other comprehensive loss	(69.4)	(94.5)
Retained deficit	—	(42.6)

Total stockholders’ equity	2,604.9	2,517.7

Total liabilities and stockholders’ equity	$13,493.9	$13,860.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended December 31,

	2004	2003	2002

Revenues	$5,362.0	$5,247.7	$5,190.8
Cost of operations (exclusive of depreciation and amortization shown below)	3,374.8	3,190.1	3,039.1
Selling, general and administrative expenses	541.5	476.9	462.7
Depreciation and amortization	559.3	546.0	478.5
Non-cash gain on divestiture of assets	—	—	(9.3)

Operating income	886.4	1,034.7	1,219.8
Interest expense and other	758.9	832.9	854.0

Income before income taxes	127.5	201.8	365.8
Income tax expense	72.2	88.7	165.6
Minority interest	(2.7)	1.9	1.9

Income from continuing operations	58.0	111.2	198.3
Income (loss) from discontinued operations, net of tax	(8.7)	(11.5)	16.8
Cumulative effect of change in accounting principle, net of tax	—	29.0	—

Net income	49.3	128.7	215.1
Dividends on preferred stock	(21.6)	(95.6)	(77.9)
Non-cash conversion of Series A preferred stock	—	(496.6)	—

Net income (loss) available to common shareholders	$27.7	$(463.5)	$137.2

Basic EPS:
Continuing operations	$0.12	$(2.36)	$0.63
Discontinued operations	(0.03)	(0.05)	0.09
Cumulative effect of change in accounting principle	—	0.14	—

Net income (loss) available to common shareholders	$0.09	$(2.27)	$0.72

Weighted average common shares	315.0	203.8	190.2

Diluted EPS:
Continuing operations	$0.11	$(2.36)	$0.62
Discontinued operations	(0.02)	(0.05)	0.09
Cumulative effect of change in accounting principle	—	0.14	—

Net income (loss) available to common shareholders	$0.09	$(2.27)	$0.71

Weighted average common and common equivalent shares	319.7	203.8	193.5

Pro forma amounts, assuming the change in accounting principle is applied retroactively and excluding the cumulative effect of change in accounting principle in the year of adoption:
Net income (loss) available to common shareholders		$(492.5)	$125.2

Basic net income (loss) per share		$(2.42)	$0.66

Diluted net income (loss) per share		$(2.42)	$0.65

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

				Accumulated
	Series C		Additional	Other		Total
	Preferred	Common	Paid-In	Comprehensive	Retained	Stockholders’
	Stock	Stock	Capital	Loss	Deficit	Equity

Balance as of December 31, 2001	$—	$2.0	$1,055.3	$(85.1)	$(386.4)	$585.8
Common stock issued, net	—	—	6.6	—	—	6.6
Stock options, net	—	—	5.6	—	—	5.6
Dividends declared on Series A senior convertible preferred stock	—	—	(77.9)	—	—	(77.9)
Net income	—	—	—	—	215.1	215.1
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	—	—	—	7.4	—	7.4
Net loss on hedging derivatives reclassified to earnings	—	—	—	21.3	—	21.3
Minimum pension liability adjustment	—	—	—	(74.8)	—	(74.8)

Balance as of December 31, 2002	$—	$2.0	$989.6	$(131.2)	$(171.3)	$689.1

Common stock issued, net	$—	$1.2	$1,415.8	$—	$—	$1,417.0
Stock options, net	—	—	8.7	—	—	8.7
Dividends declared on Series A senior convertible preferred stock	—	—	(80.0)	—	—	(80.0)
Issuance of Series C mandatory convertible preferred stock	333.1	—	—	—	—	333.1
Dividends paid on Series C mandatory convertible preferred stock	—	—	(15.6)	—	—	(15.6)
Net income	—	—	—	—	128.7	128.7
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	—	—	—	18.8	—	18.8
Net loss on hedging derivatives reclassified to earnings	—	—	—	13.9	—	13.9
Minimum pension liability adjustment	—	—	—	4.0	—	4.0

Balance as of December 31, 2003	$333.1	$3.2	$2,318.5	$(94.5)	$(42.6)	$2,517.7

Common stock issued, net	$—	$—	$20.3	$—	$—	$20.3
Stock options, net	—	—	14.1	—	—	14.1
Dividends paid on Series C mandatory convertible preferred stock	—	—	(14.9)	—	(6.7)	(21.6)
Net income	—	—	—	—	49.3	49.3
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	—	—	—	18.2	—	18.2
Net loss on hedging derivatives reclassified to earnings	—	—	—	4.3	—	4.3
Minimum pension liability adjustment	—	—	—	2.6	—	2.6

Balance as of December 31, 2004	$333.1	$3.2	$2,338.0	$(69.4)	$—	$2,604.9

Comprehensive Income —

	Years Ended December 31,

	2004	2003	2002

Net income	$49.3	$128.7	$215.1
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	18.2	18.8	7.4
Net loss on hedging derivatives reclassified to earnings	4.3	13.9	21.3
Minimum pension liability adjustment	2.6	4.0	(74.8)

	$74.4	$165.4	$169.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,

	2004	2003	2002

Operating activities —
Net income	$49.3	$128.7	$215.1
Discontinued operations, net of tax	8.7	11.5	(16.8)
Adjustments to reconcile net income to cash provided by operating activities from continuing operations —
Provisions for:
Depreciation and amortization	559.3	546.0	478.5
Non-cash gain on divestiture of assets	—	—	(9.3)
Doubtful accounts	18.6	23.6	17.0
Accretion of debt and amortization of debt issuance costs	27.0	31.8	43.2
Deferred income tax	46.9	70.6	147.1
Gain on sale of fixed assets	(4.9)	—	(5.8)
Non-cash reduction in acquisition accruals	(11.9)	(11.2)	(10.7)
Non-cash gain on non-hedge accounting interest rate swap contracts	(16.2)	(48.1)	(2.4)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	6.7	23.1	35.4
Write-off of deferred debt issuance costs	26.4	61.0	13.8
Non-cash portion of realignment and executive departure costs	17.4	—	—
Cumulative effect of change in accounting principle, net of tax	—	(29.0)	—
Change in operating assets and liabilities, excluding the effects of purchase acquisitions —
Accounts receivable, prepaid expenses, and other assets	(36.8)	(24.3)	45.1
Accounts payable, accrued liabilities, unearned revenue, stock option tax benefits and other	1.9	31.0	60.6
Capping, closure and post-closure provision and accretion	48.0	44.3	70.5
Capping, closure, post-closure and environmental expenditures	(90.4)	(75.1)	(104.7)

Cash provided by operating activities from continuing operations	650.0	783.9	976.6

Investing activities —
Cost of acquisitions, net of cash acquired	(21.5)	(63.4)	(51.4)
Proceeds from divestitures, net of cash divested	57.7	313.4	82.6
Proceeds from sale of fixed assets	11.0	17.5	28.6
Capital expenditures, excluding acquisitions	(582.9)	(491.8)	(536.3)
Capitalized interest	(13.0)	(15.7)	(20.6)
Change in deferred acquisition costs, notes receivable and other	10.8	(8.4)	(22.4)

Cash used for investing activities from continuing operations	(537.9)	(248.4)	(519.5)

Financing activities —
Net proceeds from sale of Series C preferred stock	—	333.1	—
Proceeds from long-term debt, net of issuance costs	3,082.6	3,037.1	1,044.3
Repayments of long-term debt	(3,609.1)	(3,754.6)	(1,447.5)
Payments of Series C preferred stock dividends	(21.6)	(10.2)	—
Change in disbursement account	53.8	10.5	(87.1)
Net proceeds from sale of common stock, exercise of stock options and other	5.1	98.4	2.8

Cash used for financing activities from continuing operations	(489.2)	(285.7)	(487.5)

Cash provided by discontinued operations	0.4	15.5	52.2

(Decrease) increase in cash and cash equivalents	(376.7)	265.3	21.8
Cash and cash equivalents, beginning of year	444.7	179.4	157.6

Cash and cash equivalents, end of year	$68.0	$444.7	$179.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Allied Waste Industries, Inc., (Allied, we or the Company), a Delaware corporation, is the second largest, non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous waste collection, transfer, recycling and disposal services in 37 states geographically identified as the Atlantic, Great Lakes, Midstates, Mountain, North Central, Northeast, Pacific, Southeast and Southwest regions of the United States.
Principles of consolidation and presentation —
The consolidated financial statements include the accounts of Allied and its subsidiaries and complies with Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003) (FIN 46). All significant intercompany accounts and transactions are eliminated in consolidation.
Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.
Discontinued operations —
During 2003, we determined that certain operations that were divested or held for sale as part of our divestiture plan that was launched in early 2003 were discontinued operations. In addition, at December 31, 2003, we held for sale certain operations in Florida which we sold in 2004.
Operations sold in 2004 and 2003 reported as discontinued operations include businesses in South Carolina, Georgia, Colorado, New Jersey, Virginia and Florida. We received net proceeds of $291.7 million ($41.7 million in 2004 and $250.0 million in 2003) from the transactions which was used to repay debt.
The accompanying consolidated financial statements and notes reflect the results of operations, financial position and cash flows of these operations as discontinued operations. Following is a summary of the assets held for sale and discontinued operations on the consolidated balance sheet at December 31, 2003 (in millions):

December 31,
2003

Accounts receivable, net	$4.1
Other current assets	2.4
Property and equipment, net	9.2
Other long-term assets	28.6

Total assets	$44.3

Current liabilities	$3.8

Total liabilities	$3.8

Amounts related to assets held for sale on the balance sheet are included in other current assets, other long-term assets and other accrued liabilities. Excluded from the balances at December 31, 2003 are amounts related to the operations that were sold prior to December 31, 2003. There were no assets held for sale at December 31, 2004.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Results of operations for the discontinued operations were as follows (in millions):

	For the Year Ended December 31,

	2004	2003	2002

Revenues	$13.4	$252.7	$326.5

Income (loss) before tax	$(3.3)	$28.8	$28.0
Gain (loss) on divestiture	4.7	(28.8)	—
Income tax expense	10.1	11.7	11.2
Cumulative effect of change in accounting principle, net of tax	—	0.2	—

Discontinued operations, net of tax	$(8.7)	$(11.5)	$16.8

The assets divested or held for sale, including goodwill, were adjusted to the lower of carrying value or fair value. Fair value was based on the actual or anticipated sales price. Included in the results for discontinued operations for the year ended December 31, 2004 is a gain of approximately $1.8 million ($8.5 million loss, net of tax) for the assets, including $28.1 million of goodwill, divested during the period. Also included in the results for discontinued operations for the year ended December 31, 2004 is a gain of $2.9 million ($1.7 million gain, net of tax) as a result of purchase price adjustments. Included in the results for discontinued operations for the year ended December 31, 2003 is a loss of approximately $28.8 million ($29.0 million loss, net of tax) reflecting the adjustment to fair value for these operations. Included in the pre-tax loss recorded in 2003 was approximately $172.8 million of goodwill that was allocated to the divestitures, net of gains recorded for assets sold for which proceeds exceeded book value. A portion of the goodwill allocated to the operations sold in 2004 and 2003 was non-deductible for tax purposes. Certain of the operations divested in 2003 or held for sale were sold pursuant to a stock sale agreement. We had additional tax basis in the stock of these operations, which previously could not be recognized under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The divestitures and expected utilization of the resulting capital loss for tax purposes allowed us to record a tax benefit that partially offset the impact of the non-deductible goodwill in 2003.
In accordance with Emerging Issues Task Force (EITF) Issue No. 87-24, Allocation of Interest to Discontinued Operations, we allocate interest to discontinued operations based on a ratio of net assets to be sold or sold to the sum of consolidated net assets plus consolidated debt. We do not allocate interest on debt that is directly attributable to other operations outside of the discontinued operations. For the year ended December 31, 2004, 2003 and 2002, we allocated $0.4 million, $4.9 million, and $8.2 million, respectively, of interest expense to discontinued operations.
Non-cash (gain) loss on divestiture of assets —
In October 2002, we sold collection operations for net proceeds of approximately $77.5 million. This transaction was not presented as a discontinued operation. The carrying value of the assets sold was approximately $68.2 million at the time of the sale. In connection with the sale we recorded a non-cash gain of approximately $9.3 million ($8.2 million loss, net of income tax expense). Approximately $45 million of the carrying value of the assets sold was goodwill of which approximately 76% was non-deductible for tax purposes. Revenues and net operating income of the sold operations represented approximately 1% of our consolidated revenue and net operating income for the period prior to the sale during 2002.
The assets were held for use and were not previously impaired based on the criteria and analysis under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Business combinations —
All acquisitions in 2004, 2003, and 2002 were accounted for under the purchase method and are reflected in our results of operations since the effective date of the acquisition. Under the purchase method, we allocate the cost of the acquired business to the assets acquired and liabilities assumed based upon their estimated fair values. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. Purchase accounting adjustments, acquisition related costs and other possible charges that may arise from the acquisitions may materially impact our future consolidated balance sheets and statements of operations.
The following table summarizes acquisitions for the three years ended December 31:

	2004	2003	2002

Number of businesses acquired	17	17	13
Total consideration (in millions)	$27.7	$60.5	$55.4
The pro forma effect of these acquisitions, individually and collectively, was not material.
Realignment —
In the fourth quarter of 2004, we realigned our field operations. We previously managed our operations through four geographic operating areas. Each area was responsible for managing several vertically integrated operations, which were comprised of regions and districts. We eliminated the four geographic areas, reduced the number of regions by three, from twelve to nine, and realigned certain districts. These actions reflect our on-going efforts to maximize efficiency and improve effectiveness by reducing costs and improving communications. As a result of these actions, severance and other costs are expected to be less than $5 million, of which $2.4 million was expensed in the fourth quarter of 2004 and the remainder is expected to be expensed in 2005.
Cash and cash equivalents —
We use a cash management system under which our book balance reflects a credit for our primary disbursement account. This amount represents uncleared checks which have not been presented to our bank by the end of our reporting period. Our funds are transferred as checks are presented. At December 31, 2004 and 2003, the book credit balance of $124.3 million and $70.5 million, respectively, in our primary disbursement account was reported in accounts payable. We consider any liquid investments with an original maturity of three months or less to be cash equivalents. Amounts are stated at quoted market prices.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Receivable realization allowance —
We provide services to approximately 10 million customers throughout the United States. We perform credit evaluations for our significant customers and establish a receivable realization allowance based on the aging of our receivables, payment performance factors, historical trends and other information. In general, we reserve 50% of those receivables outstanding 90 to 120 days and 100% of those outstanding over 120 days. We also review outstanding balances on an account specific basis, fully reserving the receivable prior to 120 days if information becomes available indicating we will not receive payment, and consider the recoverability of written-off accounts. Our reserve is evaluated and revised on a monthly basis. In addition, we reserve a portion of revenues as a sales valuation allowance. We measure this allowance based on our historical analysis of revenue reversals and credits issued after the month of billing. Revenue reversals and credits typically relate to resolution of customer disputes and billing adjustments. The total allowance as of December 31, 2004 and 2003 for our continuing operations was approximately $17.0 million and $22.4 million, respectively.
Other assets —
The following table shows the balances included in other assets as of December 31 (in millions):

	2004	2003

Deferred financing costs	$92.2	$103.5
Landfill closure deposits	28.6	28.1
Notes receivable	16.0	13.1
Deferred contract costs	4.4	4.4
Assets held for sale and discontinued operations (see Note 1)	—	37.8
Other	98.2	56.5

Total	$239.4	$243.4

Upon funding of debt offerings, financing costs are capitalized and amortized using the effective interest method over the term of the related debt. Financing costs that are deferred represent transaction costs directly attributable to obtaining financing. In 2004 and 2003, we wrote off $26.4 million and $61.0 million, respectively, in deferred financing costs in connection with the repayment of debt before its maturity date.
Deferred contract costs are certain direct and incremental costs related to specific long-term revenue producing contracts, such as costs to obtain permits or licenses, external consultant costs, or container delivery costs to begin service. Deferred contract costs are recognized as operating expense over the period of benefit and are periodically reviewed for realization.
Other accrued liabilities —
At December 31, 2004 and 2003, respectively, other accrued liabilities include accrued insurance of approximately $87.6 million and $84.4 million, accrued payroll of $81.7 million and $74.6 million, accrued income taxes payable of approximately $51.5 million and $18.1 million, the current portion of non-recurring acquisition accruals of approximately $25.0 million and $18.1 million and other miscellaneous current liabilities.

ALLIED WASTE INDUSTRIES, INC.
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
Environmental costs —
We accrue for costs associated with environmental remediation obligations when such costs are probable and can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value, as the timing of cash payments can not reliably be determined. Recoveries of environmental remediation costs from other parties are recorded when their receipt is deemed probable. Environmental liabilities and apportionment of responsibility among potentially responsible parties are accounted for in accordance with the guidance provided by the American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities.
Self-Insurance —
We are partially self-insured for commercial general liability, automobile liability and workers’ compensation insurance and are fully self-insured for employee group health claims. Deductible levels for general liability, automobile liability and workers’ compensation are between $1 million and $3 million. The deductible portion of the general, automobile and workers’ compensation liability for unpaid claims and associated expenses, including claims incurred but not reported, is determined using actuarial valuations provided by a third party. We use a third party administrator to track and evaluate actual claims experience for consistency of data used in the annual actuarial valuation. We estimate our liability for incurred but not reported employee health claims based on our most recent experience with claims paid, including an estimate of incurred but not reported claims (IBNR). In the fourth quarter of 2004, our analysis of IBNR reflected an acceleration of claims processing that resulted in a $10 million reduction in our IBNR estimate and related expense for the period. Our self-insurance liabilities are recorded on an undiscounted basis.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables show the activity and balances related to accrued self-insurance for the year ended December 31, (in millions):

	2004(1)	2003(1)

Balance at beginning of year	$193.5	$146.2
Expense incurred	232.6	257.3
Claims paid for current year program	(163.2)	(176.0)
Claims paid for prior years’ program	(53.4)	(34.0)

Balance at end of year	$209.5	$193.5
Less: current portion	(77.5)	(78.0)

	$132.0	$115.5

(1) Amounts exclude premium related balances, expenses and payments.
Other long-term obligations —
At December 31, 2004 and 2003, respectively, other long-term obligations include accruals for contingencies, primarily related to tax matters (see Note 13) of $315.7 million and $462.5 million, self-insurance obligation of $132.0 million and $115.5 million, the non-current portion of non-recurring acquisition accruals of $99.6 million and $136.0 million, net pension liability of $11.4 million and $15.1 million (see Note 8), minority interest in consolidated subsidiaries of $3.2 million and $8.3 million, derivative liabilities for interest rate swap contracts of $1.8 million and $46.5 million (see Note 5), and other obligations of $92.7 million and $88.4 million.
Contingent liabilities —
We determine whether to disclose and accrue for contingent liabilities based on an assessment of whether the risk of loss is remote, reasonably possible or probable and can be reasonably estimated in accordance with SFAS No. 5, Accounting for Contingencies. We provide for expenses associated with contingent liabilities when such amounts are probable and can be reasonably estimated. We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We analyze our litigation and regulatory matters based on available information to assess the potential liability. Management’s assessment is developed in consultation with outside counsel and other advisors and is based on an analysis of possible outcomes under various strategies.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loss contracts —
We review our revenue producing contracts in the ordinary course of business to determine if the estimated direct costs, exclusive of any fixed costs, to service the contractual arrangements exceed the estimated revenues expected to be produced by the contract. Any resulting excess direct costs over the life of the contract are expensed at the time of such determination.
Non-recurring acquisition accruals —
At the time of an acquisition accounted for under the purchase method of accounting, we evaluate and record liabilities to represent our estimate of fair value. Assumed liabilities are considered in the allocation of purchase price and goodwill valuation. Liabilities related to restructuring and abandonment activities, loss contracts or changes in estimates of environmental, litigation and regulatory compliance costs are charged to expense in the period in which the acquisition is completed. Any subsequent changes to these estimates are also charged to expense in the same line item as the original charge was recorded. At December 31, 2004 and 2003, we had approximately $124.6 million and $154.1 million, respectively, of non-recurring acquisition accruals remaining on our consolidated balance sheets, consisting primarily of loss contract, litigation, insurance liabilities and other commitments associated with the 1999 acquisition of Browning-Ferris Industries, Inc. (BFI). Expenditures against non-recurring acquisition accruals in 2004 and 2003 were $30.0 million and $41.5 million, respectively.
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
During the years ended December 31, 2004, 2003 and 2002, we incurred gross interest expense (including payments under interest rate swap contracts) of $601.2 million, $742.0 million and $794.6 million of which $13.0 million, $15.7 million and $20.6 million was capitalized.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statements of cash flows —
The supplemental cash flow disclosures and non-cash transactions for the three years ended December 31 are as follows (in millions):

	2004	2003	2002

Supplemental Disclosures —
Interest paid (net of amounts capitalized)	$620.2	$726.8	$780.5
Income taxes paid, net of (refunds)	36.6	40.0	(7.4)
Non-Cash Transactions —
Debt incurred or assumed in acquisitions	$—	$3.0	$—
Liabilities incurred or assumed in acquisitions	12.6	13.9	6.0
Capital lease obligations incurred	4.6	8.0	6.7
Dividends on preferred stock	5.4	80.0	77.9
Conversion of Series A preferred stock	—	496.6	—
Use of estimates —
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available and assumptions about the future. Actual results may differ significantly from the estimates.
Fair value of financial instruments —
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107). Our financial instruments as defined by SFAS 107 include cash, money market funds, accounts receivable, accounts payable, long-term debt and derivatives. We have determined the estimated fair value amounts at December 31, 2004 using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.
The carrying value of cash, money market funds, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments. (See Notes 4 and 5 for fair value of debt and derivative instruments).
Stock-based compensation plans —
We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and the related interpretations, under which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Accordingly, during the last three years, we have recorded no compensation expense for stock options granted to employees. SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and Disclosure, requires that companies that do not elect to account for stock-based compensation as prescribed by this statement disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted.
If we applied the recognition provisions of SFAS 123 using the Black-Scholes option-pricing model, the resulting pro forma net income (loss) available to common shareholders, and pro forma net income (loss) available to common shareholders per share is as follows (in millions, except per share data):

	For the Years Ended December 31,

	2004	2003	2002

Net income (loss) available to common shareholders, as reported	$27.7	$(463.5)	$137.2
Total stock-based employee compensation expense determined under fair value based method, net of tax	(7.0)	(9.5)	(13.6)

Net income (loss) available to common shareholders, pro forma	$20.7	$(473.0)	$123.6

Basic earnings (loss) per share:
As reported	$0.09	$(2.27)	$0.72
Pro forma	0.07	(2.32)	0.65
Diluted earnings (loss) per share:
As reported	$0.09	$(2.27)	$0.71
Pro forma	0.06	(2.32)	0.64
In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended December 31,

	2004	2003	2002

Risk free interest rate	3.1%	2.7%	2.6%
Expected life	4 years	4 years	4 years
Dividend rate	0%	0%	0%
Expected volatility	58%	62%	66%
Additionally, see below for discussion of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R) and Note 11 for other disclosures with respect to stock compensation.
Recently issued accounting pronouncements —
In October 2004, the EITF reached a consensus on EITF Issue No. 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share (EITF 04-08). EITF 04-08 requires contingently convertible securities to be included in the diluted earnings per share calculation, if dilutive, regardless of whether the contingency has been met. EITF 04-08 is effective for reporting periods ending after December 15, 2004 and requires prior periods to be restated. EITF 04-08 has required us to include our $230 million 4.25% senior subordinated convertible debentures due 2034 which were issued in April 2004 in our calculation of diluted earnings per share, if dilutive. (See Note 12).
In April 2004, the FASB issued FASB Staff Position (FSP) No. 129-1, Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities (FSP 129-1). FSP 129-1 requires disclosure of the significant

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
terms or conditions under which contingently convertible securities are convertible. The required disclosures are reflected in the notes to the consolidated financial statements.
In March 2004, the EITF finalized its consensus on EITF Issue No. 03-6, Participating Securities and the Two — Class Method under FASB Statement No. 128, Earnings per Share, (EITF 03-06). EITF 03-06 clarifies what constitutes a participating security and requires the use of the two-class method for computing basic earnings per share when participating convertible securities exist. EITF 03-06 applied to our Series A Senior Convertible Preferred Stock that was converted to common stock during 2003 and is effective for reporting periods beginning after March 31, 2004. However, EITF 03-06 had no impact on our determination of earnings per share in the current or prior periods.
In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (FIN 46R). FIN 46R requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries. FIN 46R was effective for periods ending after December 15, 2003 for public companies. As of December 31, 2004 and 2003, we had no material variable interest entities requiring consolidation under FIN 46R.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. We are currently evaluating the adoption alternatives and expect to complete our evaluation during the third quarter of 2005. If we adopt SFAS 123R under the modified prospective method, the 2005 impact would be to decrease income from continuing operations by approximately $2.5 million, or less than $.01 per diluted share. These amounts represent the net of tax expense previously calculated under SFAS 123 for pro forma purposes for existing stock option awards that will vest in our third and fourth quarters of 2005. This amount does not reflect any new awards or modifications to existing awards that could occur in the future.

2.	Property and Equipment
Property and equipment are recorded at cost, which includes interest to finance the acquisition and construction of major capital additions during the development phase, primarily landfills and transfer stations, until they are completed and ready for their intended use. Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (4-8 years). We do not assume a residual value on our depreciable assets. In accordance with SFAS 144, we evaluate long-lived assets, such as property and equipment, and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.
The cost of landfill airspace, including original acquisition cost and incurred and projected landfill construction costs, is amortized over the capacity of the landfill based on a per unit basis as landfill airspace is consumed. We periodically review the realizability of our investment in operating landfills. Should events and circumstances indicate that any of our landfills be reviewed for possible impairment, such review for recoverability will be made in accordance with SFAS 144 and EITF Issue No. 95-23, The Treatment of Certain Site Restoration/ Environmental Exit Costs When Testing a Long-Lived Asset for Impairment. The EITF outlines how cash flows for environmental exit costs should be determined and measured.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives, are charged to expense as incurred. For example, under certain circumstances, the replacement of vehicle transmissions or engine rebuilds are capitalized whereas repairs to vehicle brakes are expensed. For the years ended December 31, 2004, 2003 and 2002, maintenance and repair expenses charged to cost of operations were $454.2 million, $409.3 million and $396.6 million, respectively. When property is retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in cost of operations. For the years ended December 31, 2004, 2003 and 2002, we recognized net pre-tax gains on the disposal of fixed assets of $4.9 million, $0.2 million and $5.8 million, respectively.
The following tables show the activity and balances related to property and equipment from December 31, 2002 through December 31, 2004 (in millions):

	Property and Equipment

	Balance at			Acquisitions,	Transfers	Balance at
	Dec. 31,	Capital	Sales and	Net of	and	Dec. 31,
	2003	Additions	Retirements	Divestitures	Other(1)	2004

Land and improvements	$424.3	$34.1	$(1.5)	$0.3	$4.5	$461.7
Land held for permitting as landfills	101.7	17.7	—	(1.8)	(8.7)	108.9
Landfills	3,304.4	279.3	—	16.6	80.6	3,680.9
Buildings and improvements	466.3	31.2	(3.7)	0.3	(1.6)	492.5
Vehicles and equipment	1,747.4	144.0	(63.7)	(1.5)	0.7	1,826.9
Containers and compactors	787.7	70.9	(13.0)	(0.3)	(0.9)	844.4
Furniture and office equipment	43.9	5.7	(1.0)	—	1.5	50.1

Total	$6,875.7	$582.9	$(82.9)	$13.6	$76.1	$7,465.4

	Accumulated Depreciation and Amortization

		Depreciation
	Balance at	and		Acquisitions,	Transfers	Balance at
	Dec. 31,	Amortization	Sales and	Net of	and	Dec. 31,
	2003	Expense	Retirements	Divestitures	Other(1)	2004

Land and improvements	$(21.4)	$(5.1)	$0.3	$—	$0.2	$(26.0)
Landfills	(1,337.9)	(256.8)	—	—	3.6	(1,591.1)
Buildings and improvements	(105.6)	(24.6)	1.9	0.3	(0.1)	(128.1)
Vehicles and equipment	(910.9)	(178.7)	58.2	3.1	(4.4)	(1,032.7)
Containers and compactors	(451.3)	(86.0)	12.5	1.0	0.7	(523.1)
Furniture and office equipment	(29.7)	(5.7)	0.9	—	—	(34.5)

Total	$(2,856.8)	$(556.9)	$73.8	$4.4	$—	$(3,335.5)

Property and equipment, net	$4,018.9	$26.0	$(9.1)	$18.0	$76.1	$4,129.9

(1)	Relates primarily to (i) capitalized interest, (ii) change in our landfill retirement obligation asset for recognition of and adjustments to capping, closure and post-closure costs (see Note 7), and (iii) capitalized leases.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Property and Equipment

	Balance at			Acquisitions,	Transfers	Balance at
	Dec. 31,	Capital	Sales and	Net of	and	Dec. 31,
	2002	Additions	Retirements	Divestitures	Other(1)	2003

Land and improvements	$427.1	$9.8	$(4.0)	$(1.3)	$(7.3)	$424.3
Land held for permitting as landfills	114.4	12.1	—	0.4	(25.2)	101.7
Landfills	2,531.3	207.0	—	41.2	524.9	3,304.4
Buildings and improvements	441.3	28.1	(5.6)	(3.4)	5.9	466.3
Vehicles and equipment	1,669.8	177.7	(82.0)	(19.3)	1.2	1,747.4
Containers and compactors	751.9	53.5	(9.6)	(9.8)	1.7	787.7
Furniture and office equipment	43.2	3.6	(2.6)	(0.3)	—	43.9

Total	$5,979.0	$491.8	$(103.8)	$7.5	$501.2	$6,875.7

	Accumulated Depreciation and Amortization

		Depreciation
	Balance at	And		Acquisitions,	Transfers	Balance at
	Dec. 31,	Amortization	Sales and	Net of	and	Dec. 31,
	2002	Expense	Retirements	Divestitures	Other(1)	2003

Land and improvements	$(17.2)	$(4.6)	$0.5	$0.1	$(0.2)	$(21.4)
Landfills	(657.8)	(243.4)	—	—	(436.7)	(1,337.9)
Buildings and improvements	(87.5)	(21.5)	2.0	1.0	0.4	(105.6)
Vehicles and equipment	(803.0)	(188.8)	72.7	10.2	(2.0)	(910.9)
Containers and compactors	(381.1)	(85.1)	8.7	7.0	(0.8)	(451.3)
Furniture and office equipment	(26.7)	(5.6)	2.4	0.2	—	(29.7)

Total	$(1,973.3)	$(549.0)	$86.3	$18.5	$(439.3)	$(2,856.8)

Property and equipment, net	$4,005.7	$(57.2)	$(17.5)	$26.0	$61.9	$4,018.9

(1)	Relates primarily to (i) the impact of adoption of SFAS 143 recorded as a cumulative effect of change in accounting principle which was an increase to the gross landfill asset and accumulated amortization for landfills of $409.5 million and $434.6 million, respectively, (ii) changes in our landfill retirement obligation asset for additional capping, closure and post-closure costs (see Note 7) and (iii) purchase accounting adjustments during the allocation period.

3.	Goodwill and Intangible Assets
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), which we adopted effective January 1, 2002, we do not amortize goodwill. Instead we perform an annual assessment of goodwill impairment by applying a fair value based test to each of our reporting units. In the fourth quarter of 2004, we realigned our field operations. As a result, our nine geographic operating segments became our reporting units. In conjunction with the realignment, we reallocated goodwill to these units based on their relative fair value in accordance with SFAS 142. We completed our annual assessment of goodwill as of December 31, 2004 and no impairment was recorded. We may conduct an impairment test of goodwill more frequently than annually under certain conditions.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For example, a significant adverse change in liquidity or the business environment, unanticipated competition, a significant adverse action by a regulator or a disposal of a significant portion of an operating segment could prompt an impairment test between annual assessments.
We evaluate goodwill for impairment based on fair value of each geographic operating segment. The calculation of fair value is subject to judgments and estimates about future events. We estimate fair value based on projected net cash flows discounted using a weighted-average cost of capital of approximately 7.15% in 2004. In addition, we consider an earnings multiple approach, enterprise value, and overall company market capitalization to evaluate the reasonableness of our discounted cash flows. The estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company.
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
During 2004, we sold certain operations in two of our then four geographic operating segments and we allocated approximately $4.7 million of goodwill related to these operations. During 2004, approximately $28.1 million of goodwill related to operations sold in the Southern area classified as assets held for sale at December 31, 2003 was expensed as part of discontinued operations. The remaining goodwill in these geographic operating segments was subsequently evaluated for realizability and we concluded there was no impairment.
We have incurred non-cash losses on sales of assets when we believed that re-deployment of the proceeds from the sale of such assets could reduce debt or improve operations and was economically beneficial. If we decide to sell additional assets in the future, we could incur additional non-cash losses on asset sales.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the activity and balances related to goodwill from December 31, 2002 through December 31, 2004 (in millions):

	Balance as of				Balance as of
	December 31,				December 31,
	2003	Acquisitions	Divestitures	Adjustments(1)(2)	2004

Western Area	$1,399.6	$—	$(3.5)	$(1,396.1)	$—
Central Area	1,910.9	1.3	—	(1,912.2)	—
Eastern Area	2,384.6	3.2	(1.2)	(2,386.6)	—
Southern Area	2,617.9	3.1	—	(2,621.0)	—
Atlantic Region	—	—	—	914.9	914.9
Great Lakes Region	—	—	—	1,097.7	1,097.7
Midstates Region	—	—	—	959.1	959.1
Mountain Region	—	—	—	650.7	650.7
North Central Region	—	—	—	1,193.5	1,193.5
Northeast Region	—	—	—	725.4	725.4
Pacific Region	—	—	—	726.1	726.1
Southeast Region	—	—	—	872.4	872.4
Southwest Region	—	—	—	1,062.2	1,062.2

Total	$8,313.0	$7.6	$(4.7)	$(113.9)	$8,202.0

	Balance as of				Balance as of
	December 31,				December 31,
	2002	Acquisitions	Divestitures	Adjustments(1)	2003

Western Area	$1,420.8	$2.2	$(23.5)	$0.1	$1,399.6
Central Area	1,904.8	8.7	(2.3)	(0.3)	1,910.9
Eastern Area	2,453.7	0.2	(71.8)	2.5	2,384.6
Southern Area	2,751.1	8.2	(114.4)	(27.0)	2,617.9

Total	$8,530.4	$19.3	$(212.0)	$(24.7)	$8,313.0

(1)	Amounts primarily relate to reallocation of goodwill in connection with our realignment of field operations, reclassification of goodwill in connection with assets held for sale accounting and purchase accounting adjustments during the allocation period.

(2)	Amounts include approximately $113.0 million of adjustments to reduce goodwill for tax contingencies previously recorded in connection with our acquisition of BFI that were presented in other long-term liabilities ($102.4 million) and deferred income taxes ($10.6 million).
In addition, we have other amortizable intangible assets that consist primarily of the following at December 31, 2004 (in millions):

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Non-compete agreements	$10.4	$8.2	$2.2
Other	2.3	0.3	2.0

Total	$12.7	$8.5	$4.2

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amortization expense for the three years ended December 31, 2004, 2003 and 2002 was $1.8 million, $1.9 million and $2.5 million, respectively. Based upon the amortizable assets recorded in the balance sheet at December 31, 2004, amortization expense for each of the next five years is estimated to be declining from $1.7 million to $0.2 million.

4.	Long-term Debt
Long-term debt at December 31, 2004 and December 31, 2003 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, the effect of interest rate swap contracts, amortization of deferred debt issuance cost and the amortization or accretion of discounts or premiums (in millions, except percentages).

	Debt Balance at		Effective Interest Rate

	December 31,	December 31,	December 31,		December 31,
	2004	2003	2004		2003

Revolving credit facility	$—	$—	5.56	%*	5.41	%*
Term loan B	1,162.9	1,185.0	6.07		9.83
Term loan C	245.4	250.0	6.05		7.81
Term loan D	147.2	—	5.85		—
Receivables secured loan	209.9	146.3	3.32		2.15
Senior notes, interest at 5.75%	400.0	—	5.93		—
Senior notes, interest at 6.13%	425.0	—	6.35		—
Senior notes, interest at 6.38%	275.0	—	6.60		—
Senior notes, interest at 6.38%	151.5	148.4	8.34		8.34
Senior notes, interest at 6.50%	350.0	350.0	4.80		4.51
Senior notes, interest at 7.38%	—	225.0	—		7.90
Senior notes, interest at 7.63%	600.0	600.0	7.99		7.99
Senior notes, interest at 7.88%	450.0	450.0	8.09		8.05
Senior notes, interest at 7.88%	69.4	68.7	8.77		8.77
Senior notes, interest at 7.88%	—	874.1	—		8.13
Senior notes, interest at 8.50%	750.0	750.0	8.78		8.77
Senior notes, interest at 8.88%	600.0	600.0	9.15		9.16
Senior notes, interest at 9.25%	376.9	377.1	9.41		9.39
Debentures, interest at 7.40%	289.9	287.6	8.03		8.03
Debentures, interest at 9.25%	95.8	95.6	9.48		9.48
Senior unsecured notes, interest at 7.38%	400.0	—	7.53		—
Senior subordinated convertible debentures, interest at 4.25%	230.0	—	4.33		—
Senior subordinated notes, interest at 10.00%	195.4	1,497.4	10.22		10.22
Solid waste revenue bond obligations, principal payable through 2031	306.1	306.2	5.21		6.04

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Debt Balance at		Effective Interest Rate

	December 31,	December 31,	December 31,		December 31,
	2004	2003	2004		2003

Notes payable to banks, finance companies, and individuals, interest rates of 4.00% to 12.23%, and principal payable through 2014, secured by vehicles, equipment, real estate, accounts receivable or stock of certain subsidiaries	8.7	8.2	6.07	*	6.93	*
Obligations under capital leases of vehicles and equipment	13.5	13.2	9.30	*	8.76	*
Notes payable to individuals and a commercial company, interest rates of 6.00% to 9.50%, principal payable through 2010, unsecured	4.4	1.3	6.55	*	8.45	*

	7,757.0	8,234.1	7.18		8.96
Less: Current portion	327.8	249.6

	$7,429.2	$7,984.5

*	reflects weighted average interest rate
Completion of financing plan —
We completed a multifaceted financing plan in April 2003 that allowed us to refinance our 1999 Credit Facility. The financing plan included issuance of a receivables secured loan, common stock, mandatory convertible preferred stock and senior notes, along with the refinancing of the 1999 Credit Facility, discussed below. The common stock, mandatory convertible preferred stock and $450 million of senior notes were issued under our shelf registration statement. The aggregate net proceeds of approximately $867 million from the issuance of the common stock, preferred stock and $450 million of senior notes were used to reduce borrowings under the tranche A, B and C term loans under our 1999 Credit Facility on a pro-rata basis. In connection with the completion of this financing plan, we recorded a charge to interest expense and other of approximately $52.1 million related to the write-off of deferred and other costs in 2003.
Bank credit facility —
At December 31, 2004, our bank credit facility is a senior secured credit facility (the 2003 Credit Facility) that includes: (i) a $1.5 billion revolver due January 2008 (the 2003 Revolver), (ii) a $1.2 billion term loan (Term Loan B), (iii) a $245 million term loan (Term Loan C), (iv) a $147 million term loan (Term Loan D), and (v) a $198 million institutional letter of credit facility due 2008. Term Loan D was funded in April 2004. The proceeds of Term Loan D were used to fund a portion of the tender offer of the 10% senior subordinated notes due 2009. All of the term loans under the 2003 Credit Facility mature in 2010. Of the $1.5 billion available under the 2003 Revolver, the entire amount may be used to support the issuance of letters of credit.
At December 31, 2004, we had no loans outstanding and $716.7 million in letters of credit outstanding under the 2003 Revolver leaving approximately $783.3 million available under the 2003 Revolver. In addition, at December 31, 2004, we had $198.0 million in letters of credit outstanding

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
under the institutional letter of credit facility. During the third quarter of 2004, we reduced our institutional letter of credit by $2 million to $198 million.
In March 2004, we amended our 2003 Credit Facility to, among other things, increase our flexibility to fund a $1 billion tender offer of our 10% senior subordinated notes due 2009 and permit us to incur additional indebtedness and apply the proceeds of such indebtedness to the repayment of the senior subordinated notes. In addition, the amendment resulted in certain guarantor subsidiaries becoming non-guarantors.
In April 2003, we refinanced our 1999 credit facility, which had consisted of a $1.291 billion revolving credit facility, due 2005 and $2.226 billion in funded, amortizing senior secured term loans with varying maturity dates through 2007, with a $2.9 billion senior secured credit facility (the 2003 Credit Facility) that included a $1.5 billion revolver due January 2008 (the 2003 Revolver), a $1.2 billion term loan with final maturity in January 2010 (Term Loan B), and a $200 million institutional letter of credit facility. In addition, the 2003 Credit Facility allowed us to establish an incremental term loan in an amount up to $250 million and an additional institutional letter of credit facility in an amount up to $500 million.
In August 2003, we amended our 2003 Credit Facility to (i) permit the Series A Preferred Stock exchange transaction (see Note 9) and (ii) permit us to incur an additional $250 million of term loan indebtedness, an additional $350 million of senior secured indebtedness and $400 million of senior unsecured indebtedness, for the purpose of retiring portions of our outstanding senior subordinated indebtedness through optional redemption, public tender offer or open market repurchases.
During the third quarter of 2003, we funded a new $250 million Term Loan C (Term Loan C) due 2010 under the 2003 Credit Facility and used the proceeds to repurchase a portion of our 10% senior subordinated notes in the same amount of principal. In connection with these repurchases, we paid premiums of approximately $23.8 million, which are recorded in interest expense and other.
In November 2003, we completed a second amendment to our 2003 Credit Facility reducing the interest rate for the Term Loan B, Term Loan C and institutional letter of credit facility to LIBOR plus 275 basis points. In addition to re-pricing the term loan facilities, we favorably revised financial covenants under the 2003 Credit Facility to provide greater operating flexibility.
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
Senior notes and debentures —
In April 2004, we issued $275 million of 6.375% senior notes due 2011 to fund a portion of the tender offer of 10% senior subordinated notes due 2009. Interest is payable semi-annually on April 15th and October 15th beginning on October 15, 2004. These senior notes have a make-whole call provision that is exercisable at any time at the stated redemption price.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition, in April 2004, we issued $400 million of 7.375% senior unsecured notes due 2014 to fund a portion of the tender offer of 10% senior subordinated notes due 2009. Interest is payable semi-annually on April 15th and October 15th beginning on October 15, 2004. These notes have a make-whole call provision that is exercisable any time prior to April 15, 2009 at the stated redemption price. The notes may also be redeemed after April 15, 2009 at the stated redemption prices. These notes along with the $275 million 6.375% senior notes due 2011 are herein collectively referred to as the April 2004 Senior Notes.
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
In November 2003, we issued $350 million of 6.50% senior notes due 2010. These senior notes have a make-whole call provision that is exercisable at any time at a stated redemption price. Interest is payable semi-annually on February 15th and August 15th. We used proceeds of approximately $256.1 million to repurchase a portion of our 10% senior subordinated notes in 2003. In connection with these repurchases, we paid premiums of approximately $23.1 million in 2003. During January 2004, we repurchased $93.9 million of our 10% senior subordinated notes using the remaining proceeds from the senior notes and paid premiums of approximately $8.2 million related to the 2004 repurchases.
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
In connection with the BFI acquisition on July 30, 1999, we assumed all of BFI’s debt securities with the exception of commercial paper that was paid off in connection with the acquisition. BFI’s debt securities were recorded at their fair market values as of the date of the acquisition in accordance with EITF Issue No. 98-1 — Valuation of Debt Assumed in a Purchase Business Combination. The effect of revaluing the debt securities resulted in an aggregate discount from the historic face amount of $137.0 million. At December 31, 2004, the remaining unamortized net discount related to the debt securities of BFI was $87.1 million.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In December 1998, we issued an aggregate of $1.7 billion of senior notes consisting of $225 million 7.375% senior notes due 2004, $600 million 7.625% senior notes due 2006 and $875 million 7.875% senior notes due 2009 (together, the 1998 Senior Notes). Interest accrued on the 1998 Senior Notes is payable semi-annually on January 1 and July 1. The $225 million 7.375% senior notes due 2004 were repaid in January 2004. In addition, $825 million of the $875 million 7.875% senior notes due 2009 were redeemed in February 2004 with the remaining $50 million redeemed in May 2004, all at a price of 103.938%. The premiums paid in connection with these redemptions and the write-off of deferred financing costs of $45.7 million were recorded to interest expense and other in the first half of 2004.
Receivables secured loan —
We have an accounts receivable securitization program with a financial institution that allows us to borrow up to $230 million on a revolving basis under a loan agreement secured by receivables. We increased our receivables secured loan program from $175 million to $230 million on October 1, 2004. Also, as of October 1, 2004 we increased the amount we borrowed under the loan agreement secured by receivables by $75 million and extended the maturity from March 2005 to May 2005. The loan agreement has a 364 day liquidity facility with a three year purchase commitment, however, we intend to extend the liquidity facility annually. If we are unable to renew the loan agreement, we would refinance any amounts outstanding with our revolving credit facility which matures in 2008 or with other long-term borrowings. Although we intend to renew the loan agreement in May 2005 and do not expect to repay the amounts within the next twelve months, the loan is classified as a current liability because it has a contractual maturity of less than one year.
The borrowings are secured by our accounts receivable that are owned by a wholly-owned and fully consolidated subsidiary. This subsidiary is a separate corporate entity whose assets, or collateral securing the borrowings, are available first to satisfy the claims of the subsidiary’s creditors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement 125, the securitization program is accounted for as a secured borrowing with a pledge of collateral. The receivables and debt obligation remain on our consolidated balance sheet. At December 31, 2004, we had outstanding borrowings under this program of $209.9 million. The borrowings under this program bear interest at the financial institution’s commercial paper rate plus an applicable spread and interest is payable monthly. There is also a fee on the undrawn portion available for borrowing.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the first half of 2004, we completed open market repurchases and a tender offer of the 1999 Notes in an aggregate principle amount of $1.149 billion. In connection with these repurchases and tender offer, we paid premiums of approximately $87.5 million and wrote-off deferred financing costs of $13.5 million, both of which were recorded as a charge to interest expense and other.
During the third and fourth quarters of 2004, we redeemed an additional $150 million of the 1999 Notes for $157.5 million. In connection with this redemption, we paid premiums and fees of approximately $7.8 million and wrote-off deferred financing costs of $1.6 million, both of which were recorded as a charge to interest expense and other.
During 2003, we repaid $506.1 million of the 1999 Notes prior to maturity through open market repurchases. In connection with these repurchases, we paid premiums of approximately $46.9 million and wrote-off deferred financing costs of $6.4 million, both of which were recorded as a charge to interest expense and other.
Senior subordinated convertible debentures —
In April 2004, we issued $230 million of 4.25% senior subordinated convertible debentures due 2034 that are unsecured and are not guaranteed. They are convertible into our common stock at a conversion price of $20.43 per share totaling 11.3 million shares. Common stock transactions such as cash or stock dividends, splits, combinations or reclassifications and issuances at less than current market price will require an adjustment to the conversion rate as defined per the indenture. Certain of the conversion features contained in the convertible debentures are deemed to be embedded derivatives, as defined under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, however, these embedded derivatives currently have no value.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future maturities of long term debt —
Aggregate future scheduled maturities of long-term debt as of December 31, 2004 are as follows (in millions):

Maturity

2005(1)	$327.8
2006	628.7
2007	22.9
2008	1,532.9
2009	216.9
Thereafter	5,112.6

Gross Principal	7,841.8
Discount, net	(84.8)

Total Debt	$7,757.0

(1)	Includes the receivables secured loan which is a 364 day liquidity facility and has a balance of $209.9 million at December 31, 2004. On October 1, 2004, we extended the maturity to May 2005. At that time, we intend to renew the liquidity facility. If we are unable to renew the loan agreement, we intend to refinance any amounts outstanding with our revolving credit facility which matures in 2008 or with other long-term borrowings. Although we intend to renew the loan agreement in May 2005 and do not expect to repay the amounts within the next twelve months, the loan is classified as current because it has a contractual maturity of less than one year.
Future payments under capital leases, the principal amounts of which are included above in future maturities of long-term debt, are as follows at December 31, 2004 (in millions):

Maturity	Principal	Interest	Total

2005	$1.7	$1.2	$2.9
2006	0.9	1.0	1.9
2007	0.8	0.9	1.7
2008	0.8	0.9	1.7
2009	0.9	0.8	1.7
Thereafter	8.4	4.2	12.6

	$13.5	$9.0	$22.5

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

	Balance at	Fair Value at	Balance at	Fair Value at
	December 31,	December 31,	December 31,	December 31,
	2004	2004	2003	2003

Long-Term Debt
Fixed Rate Debt:
Principal amount	$5,894.8	$5,994.6	$6,556.0	$7,079.8
Weighted average interest rate	7.61%		8.52%
Variable Rate Debt:
Principal amount	$1,862.2	$1,881.8	$1,678.1	$1,690.7
Weighted average interest rate(1)	4.70%		3.58%
Interest Rate Swaps(2)
Non-Cancelable:
Notional amount	$250.0	$(1.8)	$2,000.0	$(46.5)
Weighted average interest rate	5.99%		5.69%

(1)	Reflects the rate in effect as of December 31, 2004 and 2003 before the effects of swaps and includes all applicable margins. Actual future rates may vary.

(2)	Amount includes our fixed to floating and floating to fixed interest rate swap contracts. See Note 5 for additional discussion.
Debt covenants —
Under the 2003 Credit Facility, we are subject to the following financial covenants:
Minimum Interest Coverage:

EBITDA(1)/
From the Quarter Ending	Through the Quarter Ending	Interest

December 31, 2004	March 31, 2005	1.95x
June 30, 2005	September 30, 2005	2.00x
December 31, 2005	December 31, 2005	2.10x
March 31, 2006	June 30, 2006	2.15x
September 30, 2006	September 30, 2006	2.20x
December 31, 2006	December 31, 2006	2.30x
March 31, 2007	March 31, 2007	2.40x
June 30, 2007	June 30, 2007	2.45x
September 30, 2007	March 31, 2008	2.50x
June 30, 2008	June 30, 2008	2.60x
September 30, 2008	September 30, 2008	2.70x
December 31, 2008	Thereafter	2.75x

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maximum Leverage:

Total Debt/
From the Quarter Ending	Through the Quarter Ending	EBITDA(1)

March 31, 2003	June 30, 2005	5.75x
September 30, 2005	December 31, 2005	5.50x
March 31, 2006	June 30, 2006	5.25x
September 30, 2006	September 30, 2006	5.00x
December 31, 2006	December 31, 2006	4.75x
March 31, 2007	December 31, 2007	4.50x
March 31, 2008	June 30, 2008	4.25x
September 30, 2008	Thereafter	4.00x
At December 31, 2004, we were in compliance with all financial covenants under our 2003 Credit Facility. At December 31, 2004, Total Debt/ EBITDA(1) ratio, as defined by the 2003 Credit Facility, was 5.37:1 and our EBITDA(1)/ Interest ratio was 2.21:1. We are not subject to any minimum net worth covenants.

(1)	EBITDA, which is a non-GAAP measure, used for covenants is calculated in accordance with the definition in our credit facility agreement. In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants.
In addition, the 2003 Credit Facility restricts us from making certain types of payments, including dividend payments on our common and preferred stock. However, we are able to pay cash dividends on the Series C preferred stock.
The 1998 Senior Notes, the 1999 Notes, the 2001 Senior Notes, the 2002 Senior Notes, the 2003 Senior Notes, the January 2004 Senior Notes and the April 2004 Senior Notes contain certain financial covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At December 31, 2004, we were in compliance with all applicable covenants.
Guarantees —
Substantially all of our subsidiaries are jointly and severally liable for the obligations under the 1998 Senior Notes, the 1999 Notes, the 2001 Senior Notes, the 2002 Senior Notes, the 2003 Senior Notes, the 2004 Notes and the 2003 Credit Facility through unconditional guarantees issued by current and future subsidiaries. At December 31, 2004, the maximum potential amount of future payments under the guarantees is the outstanding amount of the debt identified above and the amount for letters of credit issued under the credit facility. In accordance with FIN 45, the guarantees are not recorded in our consolidated financial statements as they represent parent-subsidiary guarantees. We do not guarantee any third party debt.
Collateral —
Our 2003 Credit Facility is secured by the stock of substantially all of our subsidiaries and a security interest in substantially all of our assets. A portion of the collateral that secures the 2003 Credit Facility is shared as collateral with the holders of certain of our senior notes and debentures.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The $275 million 6.375% Senior Notes due 2011, January 2004 Senior Notes, 2003 Senior Notes, 2002 Senior Notes, 2001 Senior Notes, 1998 Senior Notes and $690 million of senior notes and debentures assumed from BFI are secured by the stock of substantially all of BFI subsidiaries along with certain other Allied subsidiaries and a security interest in the assets of BFI, its domestic subsidiaries and certain other Allied subsidiaries. In accordance with the Securities and Exchange Commission’s (SEC) Rule 3-16 of Regulation S-X, separate financial statements for BFI are presented under Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2004. Following is a summary of the balance sheets for BFI and the other Allied subsidiaries that serve as collateral as of December 31, 2004 (in millions):

		Other Allied
	BFI	Collateral(2)	Combined

Condensed Balance Sheet(1):
Current assets	$171.8	$190.1	$361.9
Property and equipment, net	937.9	709.4	1,647.3
Goodwill, net	3,439.4	2,934.5	6,373.9
Other assets, net	118.2	10.5	128.7

Total assets	$4,667.3	$3,844.5	$8,511.8

Current liabilities	$562.3	$242.4	$804.7
Long-term debt, less current portion	5,934.0	7.3	5,941.3
Other long-term obligations	747.5	42.4	789.9
Due from (to) parent(2)	(906.8)	1,727.3	820.5
Total stockholder’s equity (deficit)	(1,669.7)	1,825.1	155.4

Total liabilities and stockholder’s equity (deficit)	$4,667.3	$3,844.5	$8,511.8

(1)	All transactions between BFI and the Other Allied collateral have been eliminated.

(2)	Amounts do not include income tax provision which would be an allocation from Allied and reflected in Due to Parent.

5.	Derivative Instruments and Hedging Activities
Consistent with our risk management policy, we have entered into interest rate swap agreements for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Our strategy is to use interest rate swap contracts when such transactions will serve to reduce our aggregate exposure and meet the objectives of our risk management policy. These contracts are not entered into for trading purposes. Our risk management policy requires that we evaluate the credit of our counter-parties and that we monitor counter-party exposure.
Our risk management policy requires that no less than 70% of our total debt is fixed, either directly or effectively through interest rate swap contracts. Approximately $1.9 billion of our debt balance has variable interest rates at December 31, 2004. As of December 31, 2004 our interest rate swap portfolio fixed 13% of our variable rate interest payment obligation, protecting us from cash flow variations arising from changes in short term interest rates. We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. At December 31, 2004, approximately 79% of our debt was fixed, 76% directly, and 3% through an interest rate swap contract. At December 31, 2004, the notional amount of our interest rate swap contracts was $250 million maturing in March 2005. At December 31, 2004, counter-parties for our interest rate swap portfolio were rated Aa3.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2004, a liability of $1.8 million is included in the consolidated balance sheets in other long-term obligations reflecting the fair market value of our entire interest rate swap portfolio on that date. The liability will fluctuate with market interest rates but will reduce to zero over the term of our interest rate swap contract. The $1.8 million liability at December 31, 2004 relates to a contract maturing in March 2005. Fair value variations over the life of the interest rate swap contracts arise from changes in market expectations of future interest rates and the time value of money.
On December 31, 2001, we de-designated $1.5 billion of notional amount of then outstanding interest rate swap contracts due to the possibility that future interest rate payments on the underlying variable rate debt may cease prior to the expiration of the related interest rate swap contracts. There were no de-designated interest rate swap contracts prior to December 31, 2001. No additional interest rate swap contracts were de-designated after 2001. All of our de-designated interest rate swap contracts had reached their contractual maturity by June 30, 2004, and therefore, no mark-to-market or settlement income or expense was recorded during the last half of 2004 for these swap contracts.
Designated interest rate swap contracts —
At December 31, 2004, we had a designated interest rate swap contract (floating to fixed rate) with a notional amount of $250 million maturing in March 2005. The fair value liability of this contract at December 31, 2004 was $1.8 million. Our designated cash flow interest rate swap contract is effective as a hedge of our variable rate debt. The notional amounts, indices, repricing dates and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged achieving 100% effectiveness. If significant terms do not match we will assess any ineffectiveness and any ineffectiveness is immediately recorded in interest expense in our statement of operations.
Changes in fair value of our designated interest rate swap contracts are reflected in accumulated other comprehensive loss (AOCL). At December 31, 2004, a loss of approximately $1.8 million ($1.3 million, net of tax) is included in AOCL.
Expense or income related to swap settlements is recorded in interest expense for the related variable rate debt over the term of the agreements.
Non-hedge accounting interest rate swap contracts —
We have had certain interest rate swap contracts that we have de-designated or elected not to apply hedge accounting to under SFAS 133. We have elected to not apply hedge accounting to allow us to have flexibility to repay debt prior to maturity and to refinance debt when economically feasible. Following is a description of the accounting for these interest rate swap contracts.
De-designated interest rate swap contracts. At December 31, 2004 we had no de-designated interest rate swap contracts (floating to fixed rate). All of our de-designated interest rate swap contracts had reached their contractual maturity by June 30, 2004 and therefore no amounts were recorded during the last half of 2004 for these swap contracts. Settlement payments and periodic changes in market values of our de-designated interest rate swap contracts are recorded as a gain or loss on derivative contracts included in interest expense and other in our consolidated statement of operations. We recorded $15.2 million of net gain related to changes in market values and $15.3 million of settlement costs during the first six months of 2004. We recorded $47.1 million and $2.4 million of net gain related to changes in market values and $51.9 million and $59.6 million of settlement costs during the year ended December 31, 2003 and 2002, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in our AOCL at the time of de-designation are isolated and amortized over the remaining original hedged interest payment. For contracts de-designated, the total amount of loss in AOCL was approximately $29.8 million ($18.1 million, net of tax) at December 31, 2002, $6.7 million ($4.3 million, net of tax) at December 31, 2003 and no balance remaining in AOCL at December 31, 2004. For the years ended December 31, 2004, 2003 and 2002, we recorded $6.7 million, $23.1 million and $35.4 million, respectively, of amortization expense related to the accumulated losses in AOCL for interest rate swap contracts that were de-designated at December 31, 2001. The amortization expense is recorded in interest expense and other. There are no amounts in AOCL for de-designated contracts at December 31, 2004.
Fair value interest rate swap contracts. During 2004 and 2003, we used fair value interest rate swap contracts (fixed rate to floating rate) to achieve our targeted mix of fixed and floating rate debt and we elected not to apply hedge accounting to these contracts. In the fourth quarter of 2004, we terminated the outstanding contracts and at December 31, 2004, we had no fair value interest rate swap contracts outstanding. Settlement payments and periodic changes in market values of our fair value interest rate swap contracts are recorded as a gain or loss on derivative contracts included in interest expense and other in our statement of operations. We recorded $1.0 million and $0.9 million of net gain related to changes in market values and received net settlements of $6.8 million and $1.1 million during the year ended December 31, 2004 and 2003, respectively. We had no fair value interest rate swap contracts in place during 2002.

6.	Accumulated Other Comprehensive Loss
The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholders’ equity are shown as follows (in millions):

	December 31,	December 31,
	2004	2003

Minimum pension liability adjustment, net of taxes of $45.5 and $47.2	$(68.1)	$(70.7)
Interest rate swap contracts designated, unrealized loss, net of taxes of $0.5 and $12.5	(1.3)	(19.5)
Interest rate swap contracts de-designated, unrealized loss, net of taxes of $2.4	—	(4.3)

Accumulated other comprehensive loss	$(69.4)	$(94.5)

7.	Landfill Accounting
We have a network of 166 owned or operated active landfills with a net book value of approximately $2.1 billion at December 31, 2004. We use a life-cycle accounting method for landfills and the related capping, closure and post-closure liabilities. This method applies the costs to be capitalized associated with acquiring, developing, closing and monitoring the landfills over the associated consumption of landfill capacity. In addition, we own or have responsibility for 113 closed landfills.
We record landfill retirement obligations at fair value as a liability with a corresponding increase to the landfill asset as tons are disposed. We use discounted cash flows of capping, closure and post-closure cost estimates to approximate fair value. The amortizable landfill asset includes (i) landfill development costs incurred, (ii) landfill development costs expected to be incurred over the life of the landfill, (iii) the recorded capping, closure and post-closure liabilities and (iv) the present value of cost estimates for future capping, closure and post-closure costs. We amortize the landfill asset over the remaining capacity of the landfill as volume is consumed during the life of the landfill with one exception. The exception applies to capping costs for which both the recognition of the liability

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and the amortization of these costs is based instead on the costs and capacity of the specific capping event.
On an annual basis, we update the development cost estimates (which include the costs to develop the site as well as the individual cell construction costs) and capping, closure and post-closure cost estimates for each landfill. Additionally, future capacity estimates (sometimes referred to as airspace) are updated annually using third-party surveys of each landfill to estimate utilized disposal capacity and remaining disposal capacity. The overall cost and capacity estimates are reviewed and approved by senior operations management annually.
Change in accounting principle —
Effective January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143) which outlines standards for accounting for our landfill retirement obligations that have historically been referred to as closure and post-closure. SFAS 143 did not change the basic accounting principles that the waste industry has historically followed for accounting for these types of obligations. In general, the industry has followed the accounting practice of recognizing a liability on the balance sheet and related expense as waste is disposed at the landfill to match operating costs with revenues.
SFAS 143 resulted in a refinement to our industry practices and caused a change in the mechanics of calculating landfill retirement obligations and the classification of where amounts are recorded in the financial statements. Landfill retirement obligations are no longer accrued through a provision to cost of operations, but rather by an increase to landfill assets. Liabilities retained from divested landfills that were historically accounted for in closure and post-closure liabilities were reclassified to other long-term obligations because they were not within the scope of SFAS 143. In addition, in accordance with SFAS 143, we changed the classification of certain costs related to capping, closure and post-closure obligations to other accounts. The most significant change in classification is that we now record the costs for methane gas collection systems in the landfill development assets rather than accrue for those costs as part of the post-closure liability. Further, the cost of financial assurance instruments are no longer accrued as part of the post-closure liability, but rather are expensed as incurred. Under SFAS 143, each capping event at a landfill is accounted for separately. Previously, the estimated costs of all capping events were included in our landfill closure and post-closure accrual rate.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Following is a summary of the balance sheet changes for landfill assets and capping, closure and post-closure liabilities at January 1, 2003 (in millions):

	Balance at		Balance at
	December 31,		January 1,
	2002	Change	2003

Landfill assets	$2,531.3	$409.5	$2,940.8
Accumulated amortization	(657.8)	(434.6)	(1,092.4)

Net landfill assets	$1,873.5	$(25.1)	$1,848.4

Capping, closure, and post-closure liabilities	$594.2	$(100.4)	$493.8

Landfill assets —
We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the remaining costs (including any unamortized amounts recorded) associated with acquiring, permitting and developing the entire landfill plus the present value of the total remaining costs for specific capping events, closure and post-closure by the total remaining disposal capacity of that landfill (except for capping costs, which are divided by the total remaining capacity of the specific capping event). The resulting per unit amortization rates are applied to each unit disposed at the landfill and are recorded as expense for that period. We expensed approximately $256.8 million and $243.4 million, or an average of $3.29 and $3.17 per ton consumed, related to landfill amortization during the years ended December 31, 2004 and 2003, respectively. Landfill amortization expense for the year ended December 31, 2002 would have been $209.6 million, or an average of $2.89 per ton consumed, if we had been accounting for landfill retirement obligations under SFAS 143, since January 1, 2002. The following is a rollforward of our investment in our landfill assets excluding land held for permitting as landfills (in millions):

Net Book
	Value of		Capping,
	Landfills	Landfill	Closure and
Net Book Value at	Acquired, net of	Development	Post-Closure	Landfill		Net Book Value at
December 31, 2003	Divestitures	Costs	Accruals	Amortization	Other(1)	December 31, 2004

$1,966.5	16.6	292.3	46.8	(256.8)	24.4	$2,089.8

(1)	Relates primarily to amounts transferred from land or land held for permitting as landfills to landfill (for projects that have met the criteria for probable expansion during 2004).
Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, methane gas collection system installation, engineering and legal fees, and capitalized interest. Estimated total future development costs for our 166 active landfills at December 31, 2004 was approximately $4.0 billion, excluding capitalized interest, and we expect that this amount will be spent over the remaining operating lives of the landfills.
We classify disposal capacity as either permitted (having received the final permit from the governing authorities) or probable expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is highly probable. Our requirements to classify disposal capacity as probable expansion are as follows:

1.	We have control of and access to the land where the expansion permit is being sought.

2.	All geologic and other technical siting criteria for a landfill have been met, or a variance from such requirements has been received (or can reasonably be expected to be achieved).

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Capping, closure and post-closure —
In addition to our portfolio of 166 active landfills, we own or have responsibility for 113 closed landfills no longer accepting waste. As individual areas within each landfill reach capacity, we are required to cap and close the areas in accordance with the landfill site permit. Generally, capping activities include the installation of compacted clay, geosynthetic liners, drainage channels, compacted soil layers and vegetative soil barriers over areas of a landfill where total airspace has been consumed and waste is no longer being received. Capping activities occur throughout the life of the landfill.
Closure costs are those costs incurred after a landfill site stops receiving waste, but prior to being certified as closed. After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which generally extends for a period of 30 years. Post-closure requirements include maintenance and operational costs of the site and monitoring the methane gas collection systems and groundwater systems, among other post-closure activities. Estimated costs for capping, closure and post-closure as required under Subtitle D regulations are compiled and updated annually for each landfill by local and regional company engineers. The following table is a summary of the capping, closure and post-closure costs (in millions):

December 31,
2004

Discounted Capping, Closure and Post-Closure Liability Recorded:
Current Portion	$71.4
Non-Current Portion	557.8

Total	$629.2

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Estimated Remaining Capping, Closure and Post-Closure Costs to be Expended (in millions):

2005	$71.4
2006	73.5
2007	68.7
2008	70.9
2009	72.9
Thereafter	2,815.1

Estimated Remaining Undiscounted Capping, Closure and Post-Closure Costs to be Expended	$3,172.5

Estimated Remaining Discounted Capping, Closure and Post-Closure Costs to be Expended	$1,017.1

Total remaining discounted costs to be expended include the recorded liability on our balance sheet as well as amounts expected to be recorded in future periods as disposal capacity is consumed.
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
Capping, closure and post-closure costs are estimated for the period of performance utilizing estimates a third party would charge (including profit margins) to perform those activities in full compliance with Subtitle D. If we perform the capping, closure and post-closure activities internally, the difference between amounts accrued, based upon third party cost estimates (including profit margins) and our actual cost incurred is recognized as a component of cost of operations in the period earned. An estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flows, reliable estimates of market risk premiums may not be obtainable. In our industry, there is no market that exists for selling the responsibility for capping, closure and post-closure independent of selling the entire landfill. Accordingly, we believe that it is not possible to develop a methodology to reliably estimate a market risk premium and have excluded a market risk premium from our determination of expected cash flows for capping, closure and post-closure liability. Our cost estimates are inflated to the period of performance using an estimate of inflation which is updated annually (2.5% was used in both 2004 and 2003).
We discount our capping, closure and post-closure costs using our credit-adjusted, risk-free rate. Capping, closure and post-closure liabilities are recorded in layers and discounted using the credit-adjusted risk-free rate in effect at the time the obligation is incurred (7.5% in 2004 and 9.0% for all periods prior to 2004). The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for our own credit rating. Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted, risk-free rate.
Accretion expense is necessary to increase the accrued capping, closure and post-closure accrual balance to its future, or undiscounted, value. To accomplish this, we accrete our capping, closure and post-closure accrual balances using the same credit-adjusted, risk-free rate that was used to

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
calculate each layer of the recorded liability. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid.
We charged to cost of operations approximately $48.0 million and $44.3 million, or an average of $0.61 and $0.58 per ton consumed, related to accretion of the capping, closure and post-closure liabilities during the years ended December 31, 2004 and 2003, respectively. Accretion expense for the year ended December 31, 2002 would have been $42.1 million, or an average of $0.58 per ton consumed, if we would have been accounting for capping, closure and post-closure obligations under SFAS 143 since January 1, 2002. Changes in estimates of costs or disposal capacity are treated on a prospective basis except for fully incurred capping events and closed landfills which are recorded immediately in results of operations.
Landfill maintenance costs —
Daily maintenance costs incurred during the operating life of the landfill are expensed to cost of operations as incurred. Daily maintenance costs include leachate treatment and disposal, methane gas and groundwater system monitoring and maintenance, interim cap maintenance, environmental monitoring and costs associated with the application of daily cover materials.
Financial assurance costs —
Costs of financial assurances related to our capping, closure and post-closure obligations for open and closed landfills are expensed to cost of operations as incurred.
Environmental costs —
We engage third-party environmental consulting firms to assist us in conducting environmental assessments of existing landfills or other properties, and in connection with companies acquired from third parties.
We cannot determine with precision the ultimate amounts for environmental liabilities. We make estimates of our potential liabilities in consultation with our third-party environmental engineers and legal counsel. These estimates require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements.
Our ultimate liabilities for environmental matters may differ from the estimates used in our assessment to date. We periodically evaluate the recorded liabilities as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded undiscounted liability for environmental matters as of December 31, 2004 and 2003 of approximately $304.8 million and $337.4 million, respectively, represents the most probable outcome of these contingent matters. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, proceeds are recorded as an offset to environmental expense in operating income. There were no significant recovery receivables outstanding as of December 31, 2004 or December 31, 2003. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding capping, closure and post-closure costs could result in approximately $20 million of additional liability.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the activity and balances related to environmental accruals and for capping, closure and post-closure accruals related to open and closed landfills from December 31, 2001 through December 31, 2004 (in millions):

	Balance at	Charges to	Other		Balance at
	12/31/01	Expense	Charges(1)	Payments	12/31/02

Environmental accruals	$395.4	$—	$(2.5)	$(27.8)	$365.1
Open landfills capping, closure and post-closure accruals	343.1	54.7	(14.9)	(46.7)	336.2
Closed landfills capping, closure and post-closure accruals	265.8	15.8	6.6	(30.2)	258.0

Total	$1,004.3	$70.5	$(10.8)	$(104.7)	$959.3

	Balance at	Charges to	Other		Balance at
	12/31/02	Expense	Charges(1)	Payments	12/31/03

Environmental accruals	$365.1	$—	$(2.8)	$(24.9)	$337.4
Open landfills capping, closure and post-closure accruals	336.2	28.0	31.3	(19.1)	376.4
Closed landfills capping, closure and post-closure accruals	258.0	16.3	(71.7)	(31.1)	171.5

Total	$959.3	$44.3	$(43.2)	$(75.1)	$885.3

	Balance at	Charges to	Other		Balance at
	12/31/03	Expense	Charges(1)	Payments	12/31/04

Environmental accruals	$337.4	$—	$(0.8)	$(31.8)	$304.8
Open landfills capping, closure and post-closure accruals	376.4	32.6	31.4	(29.8)	410.6
Closed landfills capping, closure and post-closure accruals	171.5	15.4	60.5	(28.8)	218.6

Total	$885.3	$48.0	$91.1	$(90.4)	$934.0

(1)	Amounts consist primarily of liabilities related to acquired and divested companies, and the cumulative effect of change in accounting principle related to the adoption of SFAS 143 (2003 only) and additions of capping, closure and post-closure liabilities recorded to landfill assets during the period. In 2003 and prior years, liabilities and receivables associated with two closed landfills capping, closure and post-closure obligations that were insured or funded in state regulated trusts were reported as a net value. During 2004, both the receivable and the liability are separately stated.

8.	Employee Benefit Plans
Defined Benefit Pension Plans —
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(San Mateo Pension Plan) were merged into one plan. However, benefits continue to be determined under each of the two separate benefit structures. The BFI Pension Plan was amended on July 30, 1999 to freeze future credited service, but interest credits continue to accrue. The benefits not frozen under this plan are based on years of service and the employee’s compensation. The BFI Pension Plan utilized a cash balance design.
The San Mateo Pension Plan covers substantially all employees at this location, but excludes employees who are covered under collective bargaining agreements under which benefits have been the subject of good faith bargaining, unless the collective bargaining agreement otherwise provides for such coverage. Benefits are based on the employee’s years of service and compensation using the average of earnings over the highest five-consecutive calendar years out of the last fifteen years of service. The San Mateo Pension Plan was amended in July 2003 to provide unreduced benefits, under certain circumstances, to participants who retire on or after January 1, 2004, at or after a special early retirement date.
Our general funding policy is to make annual contributions to the plan as determined to be required by the plan’s actuary and as required by the Employee Retirement Income Security Act (ERISA). No contributions were required during 2004, 2003, or 2002. No contributions are anticipated for 2005.
Actuarial valuation reports were prepared as of the measurement dates of September 30, 2004 and 2003, and used as permitted by SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, for disclosures included in the tables below.
The following table provides a reconciliation of the changes in the plan’s benefit obligations and the fair value of plan assets for the twelve month period ended September 30 (in millions):

	2004	2003

Projected benefit obligation at beginning of period	$338.2	$299.2
Service cost	0.8	0.9
Interest cost	20.6	19.9
Amendment costs	—	2.0
Curtailment loss	1.1	—
Actuarial loss	8.2	28.0
Benefits paid	(15.9)	(11.8)

Projected benefit obligation at end of period	$353.0	$338.2

Fair value of plan assets at beginning of period	$317.4	$277.6
Actual return on plan assets	37.9	51.6
Benefits paid	(15.9)	(11.8)

Fair value of plan assets at end of period	$339.4	$317.4

Funded status	$(13.6)	$(20.8)
Unrecognized net actuarial loss	115.8	123.6
Unrecognized prior service cost	0.8	2.1

Prepaid pension asset	$103.0	$104.9

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the amounts recognized in the consolidated balance sheets as of December 31 (in millions):

	2004	2003

Prepaid pension asset	$103.0	$104.9
Accrued benefit liability	(114.4)	(120.0)

Net pension liability	(11.4)	(15.1)
Intangible assets	0.8	2.0
Accumulated other comprehensive loss before tax benefit	113.6	118.0

Net amount recognized	$103.0	$104.9

The accumulated benefit obligation for our defined benefit pension plan was $350.8 million and $332.6 million at December 31, 2004 and 2003, respectively. The primary difference between the projected benefit obligation and the accumulated benefit obligation is that the projected benefit obligation includes assumptions about future compensation levels and the accumulated benefit obligation does not.
The following table provides the components of net periodic benefit cost (income) for the years ended December 31 (in millions):

	2004	2003	2002

Service cost	$0.8	$0.9	$0.9
Interest cost	20.6	19.9	19.3
Expected return on plan assets	(28.0)	(25.9)	(30.4)
Recognized net actuarial loss	7.2	8.3	2.0
Amortization of prior service cost	0.1	0.1	—
Curtailment loss	1.1	—	—

Net periodic benefit cost (income)	$1.8	$3.3	$(8.2)

The following table provides additional information regarding our pension plan for the years ended December 31 (in millions, except percentages):

	2004	2003	2002

Increase (decrease) in minimum pension liability included in other comprehensive income, net of tax	$(2.6)	$(4.0)	$74.8
Actual return on plan assets	$37.8	$51.6	$(14.7)
Actual rate of return on plan assets	11.9%	19.0%	(4.8)%
The assumptions used in the measurement of our benefit obligations for the current year and net periodic cost for the following year are shown in the following table (weighted average assumptions as of September 30):

	2004	2003	2002

Discount rate	6.00%	6.25%	6.75%
Average rate of compensation increase	4.00%	4.00%	4.00%
Expected return on plan assets	8.50%	9.00%	9.50%
We determine the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing our expected rate of return assumption, we evaluate an analysis

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of historical actual performance and long-term return projections from our investment managers, which give consideration to our asset mix and anticipated length of obligation of our plan.
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
The following table summarizes our plan asset allocation at September 2004 and 2003, target allocation for 2005, and expected long-term rate of return by asset category for calendar year 2004:

		Percentage of
		Plan Assets at
	Target	September 30,		Weighted Average Expected
	Allocation			Long-Term Rate of Return for
	2005	2004	2003	Calendar Year 2004

Equity securities	60%	62%	61%	10.2%
Debt securities	40%	38%	39%	7.1%

Total	100%	100%	100%	9.0%

The following table provides the benefit payments made during 2004 and 2003 and estimated future benefit payments:

Benefit payments:
2003	$11.8
2004	15.9

Estimated future payments:
2005	$10.2
2006	10.7
2007	11.4
2008	11.7
2009	12.4
Years 2010 — 2014	77.7
Supplemental Executive Retirement Plan —
Under our Supplemental Executive Retirement Plan (SERP), which was adopted by the Board of Directors effective August 1, 2003, we will pay retirement benefits to certain executives employed by us. Executives that participate in the SERP are selected by the Board of Directors. At December 31, 2004 and 2003, there were ten and one participants, respectively in the plan. In January 2005, two additional executives became participants. Qualifications to receive retirement payments under the SERP are outlined in each executive’s employment agreement. Depending on the terms of the specific agreement, upon bona fide retirement from Allied (a) the sum of the executive’s age and

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
years of service with the Company must equal at least 63 and (b) the executive must have completed at least 5 to 20 years of service with the Company. Executives who meet these and certain other requirements of their agreements will be entitled to maximum retirement payments for each year during the ten years following retirement in an amount equal to 60% of their average base salary during the three consecutive full calendar years of employment immediately preceding the date of retirement.
The net periodic benefit cost for this plan, recorded in selling, general and administrative expenses was $3.0 million and $0.5 million in 2004 and 2003, respectively. The benefit cost in 2004 includes amortization of prior service costs of $2.1 million and a curtailment gain of $0.6 million related to one executive leaving the plan during the year. The projected benefit obligation at December 31, 2004 and 2003 was $15.2 million and $1.8 million, respectively. The accumulated benefit obligation at December 31, 2004 and 2003 was $12.1 million and $1.7 million, respectively. The primary difference between the projected benefit obligation and the accumulated benefit obligation is that the projected benefit obligation includes assumptions about future compensation levels and the accumulated benefit obligation does not. During 2004, additions of participants to the SERP increased the obligation by $14.9 million and the termination of one executive reduced the obligation by $4.0 million. The SERP is not funded. At December 31, 2004, we have an accrued liability for the SERP in the amount of $3.5 million and a minimum liability and intangible asset in the amount of $8.6 million recorded on our consolidated balance sheet.
Actuarial assumptions used in the measurement of the obligation and expense include a discount rate of 6.0% and 6.25% and an average rate of compensation increase of 3% for December 31, 2004 and 2003, respectively. Estimated payments under the plan are approximately $0.4 million in 2005, 2006, and 2007 and approximately $0.6 million in 2008 and 2009. Payments for 2010 through 2014 are anticipated to total approximately $5.0 million.
401k Plan —
We sponsor the Allied Waste Industries, Inc. 401(k) Plan (401(k) Plan) a defined contribution plan, which is available to all eligible employees except those represented under collective bargaining agreements where benefits have been the subject of good faith bargaining. Eligible employees may contribute up to 25% of their annual compensation on a pre-tax basis. Participants’ contributions are subject to certain restrictions as set forth in the Internal Revenue Code. We match in cash 50% of employee contributions, up to the first 5% of the employee’s compensation which is deferred. Participant’s contributions vest immediately, and the employer contributions vest in increments of 20% based upon years of service. Our matching contributions totaled $9.1 million, $9.4 million, and $9.4 million for fiscal years 2004, 2003, and 2002, respectively.
Long-Term Incentive Plan —
Effective January 1, 2003, the Management Development/Compensation Committee of the Board of Directors granted new long-term performance incentive awards to key members of management for the fiscal 2003-2004 and 2003-2005 performance periods. On February 17, 2005, incentive goals and awards were established for the 2005-2007 performance period. Such awards are intended to provide continuing emphasis on specified performance goals that the Management Development/ Compensation Committee considers to be important contributors to long-term stockholder value.
The awards are payable only if we achieve specified performance goals. The performance goals set by the Management Development/Compensation Committee may be based upon the metrics reflecting one or more of the following business measurements: earnings, cash flow, revenues, financial return ratios, debt reduction, risk management, customer satisfaction, and total stock-

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
holder returns, any of which may be measured either in absolute terms or as compared with another company or companies or with prior periods. Under certain circumstances, the Management Development/Compensation Committee has the discretion to adjust the performance goals that are set for a performance period.
We record an accrual for the award to be paid in the period earned based on anticipated achievement of the performance goals. All awards are forfeited if the participant voluntarily terminates employment or is discharged for cause. Participants may be given the opportunity to elect to receive some or all of any payment in the form of shares of our common stock.

9.	Preferred Stock
At December 31, 2004, we had 10 million shares of preferred stock authorized.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The preferred stock had a redemption price of its then liquidation preference per share, together with any accrued and unpaid dividends. Redemption of the Preferred Stock was at our option in whole, but not in part, at any time on or after July 30, 2004. We had the right to redeem the Preferred Stock in whole, but not in part, at the redemption price only if the then current market price of our common stock exceeded $27 per share.
The preferred shareholders, who were represented by members of our Board of Directors who were also holders of common stock, had the right to convert each share of Preferred Stock into the number of shares of common stock obtained by dividing the redemption price plus any accrued and unpaid dividends on the conversion date by the conversion price of $18 per share, subject to customary anti-dilution adjustments. Upon a change in control, we were required to make an offer to purchase for cash all shares of Preferred Stock at 101% of liquidation preference plus accrued but unpaid dividends.
From its issuance through December 18, 2003, approximately $326.9 million or $327 per share had been added to the liquidation preference of the preferred stock for accrued but unpaid dividends.
On December 18, 2003, we exchanged the Series A Preferred Stock outstanding for 110.5 million shares of our common stock. The Series A Preferred Stock had a stated value of $1.327 billion at December 18, 2003, the exchange date, which represented the original issuance amount plus cumulative accrued and unpaid dividends.
The terms of the exchange were approved by a special committee of disinterested directors of our Board of Directors and were approved by the full Board of Directors. The special committee was advised by an independent financial advisor in connection with this transaction. The completion of this transaction was subject to certain approvals, including approval by our shareholders. We obtained shareholder approval at a special meeting of the shareholders held on December 18, 2003. Under the terms of the exchange agreement, the holders of the Series A Preferred Stock were restricted from selling the shares of common stock they receive for one year from the exchange date.
Due to the change in the original conversion terms, we were required to quantify the accounting effect of the change in conversion terms and reduce net income available to common shareholders by the corresponding amount. Accordingly, we recorded a non-cash conversion charge of $496.6 million, which was reflected as a reduction to net income available to common shareholders, but had no effect on total stockholders’ equity because offsetting amounts were recorded to additional paid-in capital. The non-cash conversion charge was calculated as the market value of the shares of our common stock issued in excess of the shares of common stock that the holders of the Series A Preferred Stock could have converted into under the original terms of the Series A Preferred Stock. The market value was based on the closing price of our common stock on the date shareholder approval was obtained.

10.	Stockholders’ Equity
We had 525 million shares of Allied common stock authorized at December 31, 2004. The par value of these shares is $0.01.
On April 9, 2003, we issued 12,048,193 shares of common stock, par value $0.01, through a public offering for net proceeds of approximately $94 million. On December 18, 2003, we issued 110.5 million shares of common stock in exchange for all of the outstanding Series A Preferred Stock.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the activity and balances related to our common stock, (net of treasury shares of 0.7 million in 2004 and 0.6 million in 2003 and 2002) for the years ended December 31 (in millions):

	2004	2003	2002

Balance at beginning of year	320.1	196.2	196.2
Common stock issued, net	(4.1)	122.6	(0.3)
Stock options and warrants exercised	1.5	1.3	0.3

Balance at end of year	317.5	320.1	196.2

11.	Stock Plans
Stock options —
The 1991 Incentive Stock Plan (1991 Plan), the 1993 Incentive Stock Plan (1993 Plan) and the 1994 Incentive Stock Plan (1994 Plan), (collectively the Plans), provide for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock and stock bonuses. The 1991 Plan limits the maximum number of shares that may be granted to not more than 10.5% of the number of fully diluted shares of common stock on the date of grant of an award. The 1991 plan also limits awards in the form of restricted stock, stock bonuses, performance awards and phantom stock to not more than 25% of the aggregate shares available to be awarded or granted under the plan and limits the maximum number of options granted to any employee under the 1991 Plan to 500,000 per year. In addition, a maximum of 2 million common shares may be granted under the 1994 Plan. No new equity awards may be granted or awarded under the 1993 Plan. After taking into account previously granted awards, awards covering approximately 17.0 million shares of common stock were available under the Plans at December 31, 2004. The Management Development/Compensation Committee of the Board of Directors generally determines the exercise price, term and other conditions applicable to each option granted. Options granted under the Plans, including options granted for 2004, have typically vested over three years. All of the options granted under the Plans expire ten years from their grant date.
The 1994 Amended and Restated Non-Employee Director Stock Option Plan provides for the grant of non-qualified options to each non-employee member of the Board of Directors at a price equal to the fair market value of a common share on the date of grant. The maximum number of shares which may be granted under the plan is 1.75 million common shares. At December 31, 2004, approximately 0.3 million common shares are available for grant. All options granted under the plan to non-employee directors are fully vested and exercisable on the date of grant and expire ten years from the grant date.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the status of our stock option plans at December 31, 2004, 2003 and 2002 and for the years then ended is presented in the table and narrative below (in millions):

	Years Ended December 31,

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding, beginning of year	20.0	$12.25	19.8	$12.18	16.7	$12.77
Options granted	0.8	11.44	3.0	11.40	4.6	10.52
Options exercised	(1.5)	7.73	(1.1)	6.78	(0.3)	8.40
Options forfeited or expired	(2.6)	13.55	(1.7)	13.35	(1.2)	15.17

Options outstanding, end of year	16.7	12.42	20.0	12.25	19.8	12.18

Options exercisable, end of year	13.4	12.76	13.9	12.70	12.2	12.48

The weighted average fair value of options granted were $5.31, $5.65, and $5.54 for the three years ended December 31, 2004. We account for our stock-based compensation plans under APB 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of our common stock upon the date of grant.
The following tables summarize information about stock options outstanding at December 31, 2004, which are fully vested, partially vested and non-vested (number outstanding, in millions):
Fully Vested:

Options Outstanding and Exercisable

		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price

$ 4.27 - $ 9.63	1.6	4 years	$8.22
$10.00 - $12.25	1.3	3 years	$10.23
$12.27 - $19.81	6.1	6 years	$13.59
$20.15 - $26.38	1.4	4 years	$21.48
Partially Vested:

Options Outstanding

		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price

$ 9.03 - $11.00	3.7	8 years	$10.10
$11.57 - $13.55	1.9	9 years	$12.27

Options Exercisable

		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price

$ 9.03 - $11.00	2.2	8 years	$10.20
$11.57 - $13.55	0.8	9 years	$12.28

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-Vested:

Options Outstanding

		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price

$ 9.03 - $12.06	0.3	6 years	$9.09
$12.34 - $13.78	0.4	10 years	$12.69
Restricted stock —
Under the terms of the Allied Waste Industries, Inc. Amended and Restated 1991 Incentive Stock Plan, the Management Development/Compensation Committee may award restricted stock to certain individuals. Restricted stock is common shares of Allied that cannot be sold or transferred and that remain subject to forfeiture until the individual becomes “vested”. The Management Development/Compensation Committee has awarded restricted stock to certain individuals pursuant to a Performance-Accelerated Restricted Stock Agreement (PARSAP) and may make similar awards in the future. Under the terms of the PARSAP, an individual becomes partially vested after 4 years (1/7th at year 4 and 1/7th each year thereafter until fully vested at year 10). Generally, if the individual’s employment is terminated prior to vesting, the unvested shares are forfeited.
Vesting also may be accelerated if certain events occur. If an individual’s employment is terminated due to disability or death, any unvested PARSAP shares become fully vested at that time. If the individual’s employment is terminated after December 31, 2004, either by the company without cause or due to retirement, a portion of unvested shares may become fully vested. The portion is determined with reference to the number of months worked since the date of grant and the total number of months in the original 10 year vesting period. Compensation charges are recorded to the extent acceleration occurs or is estimated to occur.
Any unvested PARSAP shares will become fully vested in the case of a change in control. A PARSAP participant may also be entitled to receive a “gross-up” payment for excise and income taxes under Section 280G of the Internal Revenue Code, under circumstances where a change in control occurs in combination with certain set market prices per share of stock.
During 2000, the Management Development/Compensation Committee approved grants of approximately 7.0 million shares of restricted stock to key members of management under the PARSAP. The weighted average grant-date fair value of shares granted during 2000 was $6.05. At December 31, 2004, 2.1 million shares, with a grant-date fair value of $5.88 have been forfeited. At December 31, 2004 we have $6.2 million of deferred compensation related to this plan. At December 31, 2004, 0.8 million of the shares are vested.
The Management Development/Compensation Committee approved grants of approximately 0.2 million and 0.4 million restricted stock units during 2004 and 2003, respectively, to key members of management. These restricted stock units cannot be sold or transferred until they are fully “vested”. The restricted stock units vest over a period of three years, at the end of which they are automatically converted into shares of Allied’s common stock. The restricted stock units are subject to forfeiture until they are fully vested. The weighted-average grant date fair value of the restricted stock units granted during 2004 and 2003 was $13.38 and $12.27, respectively. At December 31, 2004, 0.1 million of all the restricted stock units were vested and we had approximately $3.8 million in deferred compensation related to all of these awards.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Net Income Per Common Share
Net income per common share is calculated by dividing net income, less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in millions, except per share data):

	For the Years Ended
	December 31,

	2004	2003	2002

Basic earnings per share computation:
Income from continuing operations	$58.0	$111.2	$198.3
Less: dividends on preferred stock	21.6	95.6	77.9
Less: non-cash conversion of Series A preferred stock	—	496.6	—

Income (loss) from continuing operations available to common shareholders	$36.4	$(481.0)	$120.4

Weighted average common shares outstanding	315.0	203.8	190.2

Basic earnings (loss) per share from continuing operations	$0.12	$(2.36)	$0.63

Diluted earnings per share computation:
Income from continuing operations	$58.0	$111.2	$198.3
Less: dividends on preferred stock	21.6	95.6	77.9
Less: non-cash conversion of Series A preferred stock	—	496.6	—

Income (loss) from continuing operations available to common shareholders	$36.4	$(481.0)	$120.4

Weighted average common shares outstanding	315.0	203.8	190.2
Dilutive effect of stock, stock options, warrants and contingently issuable shares	4.7	—	3.3

Weighted average common and common equivalent shares outstanding	319.7	203.8	193.5

Diluted earnings (loss) per share from continuing operations	$0.11	$(2.36)	$0.62

In calculating earnings per share, we have not assumed conversion of the following securities into common shares since the effects of those conversions would not be dilutive (in millions):

	For the Years Ended
	December 31,

	2004	2003	2002

Series A preferred stock	—	68.5	66.5
Series C preferred stock	38.2	24.8	—
Stock options	9.8	11.7	14.6
Senior subordinated convertible debentures	7.8	—	—

13.	Income Taxes
We account for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax basis of

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
assets, other than non-deductible goodwill, and liabilities. The differences are measured using the income tax rate in effect during the year of measurement.
We have federal net operating losses of $481.9 million, with an estimated tax effect of $168.7 million, available at December 31, 2004. If unused, material portions of these losses will begin to expire in 2018. Additionally, we have state net operating loss carryforwards available at December 31, 2004 that we expect will generate future tax savings of approximately $142 million. The state net operating losses will expire at various times between 2005 and 2024 if not used. We have established a valuation allowance of $107.1 million for the possibility that some of these state carryforwards may not be used. The $15.4 million increase in the valuation allowance in 2004 reflects a $21.9 million increase due to state net operating loss carryforward benefits in 2004 and a $19.5 million increase in the valuation allowance reflecting a reduction in our assessment of utilization due to changes in estimates, both partially offset by a $26.0 million decrease in the valuation allowance due to our decision to implement a change in our legal entity structure which reduced our available state net operating loss benefits and increased our assessment of utilization. In addition to the net operating loss carryforwards, we have federal minimum tax and other credit carryforwards of approximately $11.9 million as of December 31, 2004, which are not subject to expiration.
The balance sheet classification and amount of the tax accounts established relating to acquisitions are based on certain assumptions that could possibly change based on the ultimate outcome of certain tax matters. As these tax accounts were established in purchase accounting, any future changes relating to these amounts will result in balance sheet reclassifications, which may include an adjustment to goodwill. The valuation allowance at December 31, 2004 includes approximately $26.9 million related to the BFI acquisition, the subsequent reduction of which would result in an adjustment to goodwill.
The components of the income tax provision consist of the following (in millions):

	Year Ended December 31,

	2004	2003	2002

Current tax provision (benefit)	$25.3	$18.1	$(0.1)
Deferred provision	46.9	70.6	165.7

Total	$72.2	$88.7	$165.6

The reconciliation of the federal statutory tax rate to our effective tax rate is as follows:

	Year Ended
	December 31,

	2004	2003	2002

Federal statutory tax rate	35.0%	35.0%	35.0%
Consolidated state taxes, net of federal benefit	7.2	6.0	6.1
Interest on tax contingency, net of tax benefit	8.3	3.1	2.4
Non-deductible write-off of goodwill and business combination costs	0.9	0.2	3.3
Other permanent differences	4.1	0.1	(1.3)

Effective tax rate	55.5%	44.4%	45.5%

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the net deferred tax asset (liability) are as follows (in millions):

	December 31,

	2004	2003

Deferred tax liability relating primarily to basis differences in landfills, fixed assets and other assets	$(611.3)	$(612.9)

Deferred tax assets relating to:
Environmental, capping, closure and post-closure reserves	199.3	238.6
Other reserves	93.1	69.3
Net operating loss and minimum tax credit carryforwards	322.6	349.0
Valuation allowance	(107.1)	(91.7)

Total deferred tax asset	507.9	565.2

Net deferred tax asset (liability)	$(103.4)	$(47.7)

Deferred income taxes have not been provided as of December 31, 2004 and 2003, on approximately $28.5 million and $31 million, respectively, of undistributed earnings of Puerto Rican affiliates, which are considered to be permanently reinvested. A determination of the U.S. income and foreign withholding taxes, if these earnings were remitted as dividends, is not practicable.
On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004. This new law makes a number of income tax changes that could or will impact us in future years. Two of the most significant changes are the foreign dividend provisions and a new deduction for qualifying domestic production activities. It does not appear that we could currently benefit from either of these changes. However, we will continue to study the new law and any impact it may have on us.
We are currently under examination by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2003. A federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999 is complete with the exception of the matter discussed below.
Prior to our acquisition of BFI on July 30, 1999, BFI operating companies, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, contributed assets and existing environmental and self-insurance liabilities to six fully consolidated BFI risk management companies (RMCs) in exchange for stock representing a minority ownership interest in the RMCs. Subsequently, the BFI operating companies sold that stock in the RMCs to third parties at fair market value which resulted in a capital loss of approximately $900 million for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received.
On January 18, 2001, the Internal Revenue Service (IRS) designated this type of transaction and other similar transactions as a “potentially abusive tax shelter” under IRS regulations. During 2002, the IRS proposed the disallowance of all of this capital loss. The primary argument advanced by the IRS for disallowing the capital loss was that the tax basis of the stock of the RMCs received by the BFI operating companies was required to be reduced by the amount of liabilities assumed by the RMCs even though such liabilities were contingent and, therefore, not liabilities recognized for tax purposes. Under the IRS view, there was no capital loss on the sale of the stock since the tax basis of the stock should have approximately equaled the proceeds received. We protested the disallowance to the Appeals Office of the IRS in August 2002.
If the proposed disallowance is upheld, we estimate it could have a potential total cash impact of up to $310 million for federal and state taxes plus accrued interest through December 31, 2004 of

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
approximately $81.6 million ($49.0 million net of tax benefit). We also received a notification from the IRS proposing a penalty of 40% of the additional income tax resulting from the disallowance. Because of several meritorious defenses we believe the successful assertion of penalties is unlikely.
We expect that sometime in the first half of 2005, the Appeals Office of the IRS will uphold the disallowance of the capital loss deduction. If this occurs, we would most likely litigate the matter in a federal court and we would be required to pay a deficiency of approximately $50 million for BFI tax years prior to the acquisition. Thereafter, it would likely take a couple of years before the court reached a decision and it is likely that the losing party would appeal the decision to a court of appeals. A settlement, however, could occur at any time during the litigation process.
The remaining tax years affected by the capital loss issue are currently being audited by the IRS. A court decision on the litigation would resolve the issue in these years as well. If we were to win the case, the initial payment would be refunded to us, subject to an appeal. If we were to lose the case, the deficiency associated with the remaining tax years would be due.
We continue to believe our position is well supported. However, the potential tax and interest (but not penalties) impact of a disallowance has been fully reserved on our consolidated balance sheet. Also, the $50 million payment noted above has been reclassed from long-term liabilities to current liabilities. Therefore, with regard to tax and accrued interest through December 31, 2004, a disallowance would have minimal impact on our consolidated results of operations. The periodic accrual of additional interest charged through the time at which this matter is resolved will continue to affect consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.

14.	Commitments and Contingencies
Litigation —
We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and can reasonably be estimated. We expect that matters in process at December 31, 2004, which have not been accrued in the consolidated balance sheets, will not have a material adverse effect on our consolidated liquidity, financial position or results from operations.
On August 9, 2004, August 27, 2004, and September 30, 2004, three putative class action lawsuits were filed against us and four of our current and former officers in the U.S. District Court for the District of Arizona. The lawsuits were consolidated into a single action on November 22, 2004. On January 14, 2005, the court entered an order appointing lead plaintiffs, but to date, no consolidated suit has been filed.
The complaints assert claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaints allege that from February 10, 2004, to July 27, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated second quarter 2004 results. The lawsuits seek an unspecified amount of damages. This action is in its early stages and we are not able to

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
determine whether the outcome will have a material adverse effect on our consolidated results of operations. We intend to defend the action vigorously.
In the normal course of conducting our landfill operations, we are involved in legal and administrative proceedings relating to the process of obtaining and defending the permits that allow us to operate our landfills.
In June 1999, neighboring parties and the county drainage district filed a lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at one of our landfills in Texas. In 2001, the expansion permit was granted. The parties opposing the expansion permit continued to pursue their efforts in preventing the expansion permit. In November 2003, a judgment issued by a state trial court in Texas, effectively revoked the expansion permit that was granted by the Texas Commission on Environmental Quality in 2001 and would require us to operate the landfill according to a prior permit granted in 1988. We are vigorously defending this expansion in the State Court of Appeals and believe that the merits of our position will prevail. Operationally, if necessary, we will attempt to obtain bonding that will allow us to continue to operate the landfill as usual during the period of appeals, which may continue two years or longer. If the appeal is not successful, the landfill may become impaired and we may incur costs to relocate waste to another landfill and this matter could result in a charge of up to $50 million to our consolidated statement of operations.
Royalties —
In connection with certain acquisitions, we have entered into agreements to pay royalties based on waste tonnage disposed at specified landfills. The payments are generally payable quarterly and amounts earned, but not paid, are accrued in the accompanying consolidated balance sheets. Royalties are expensed as tonnage is disposed of in the landfill.
Lease agreements —
We have operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year as of December 31, 2004 are as follows (in millions):

2005	$32.4
2006	30.0
2007	24.7
2008	20.2
2009	17.6
Thereafter	49.8
Rental expense under such operating leases was approximately $21.2 million, $24.8 million and $25.9 million for each of the three years ended December 31, 2004, respectively.
Employment agreements —
We have entered into employment agreements with certain of our executive officers for periods up to two years. Under these agreements, in some circumstances, we may be obligated to pay an amount up to three times the sum of the executive’s base salary and targeted bonus.
Additionally, under certain circumstances including a change in control, as defined in the employment agreements, we have agreed to pay severance amounts equal to three times the sum of the executive’s base salary and targeted bonus. Also, in the event of a change in control, certain

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
executives may be entitled to a gross-up of certain excise taxes incurred, provided that the fair market value of our shares is at or greater than a specified price as of the date of the change in control. If an executive’s employment is terminated under certain circumstances, the executive may be entitled to continued medical, dental and/or vision coverage, continued vesting in PARSAP awards and restricted stock units and continued vesting and exercisability of the executive’s stock options, and continued coverage under our directors’ and officers’ liability insurance, among other matters. In addition, certain executives may be entitled to retirement payments equal to up to 60% of their base salary, paid over a period of 10 years under our supplemental executive retirement plan.
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
See Note 15, Related Party Transactions, for discussion of arrangements with former executives.
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
At December 31, 2004 we had the following financial assurance instruments (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total

Insurance Policies	$670.4	$—	$—	$—	$670.4
Surety Bonds	515.8	494.4	—	—	1,010.2
Trust Deposits	77.7	—	—	—	77.7
Letters of Credit(1)	505.7	48.7	239.4	120.9	914.7

Total	$1,769.6	$543.1	$239.4	$120.9	$2,673.0

(1)	At December 31, 2004 these amounts were issued under the 2003 Revolver and the institutional letter of credit facility under our 2003 Credit Facility.
These financial instruments are issued in the normal course of business and are not debt of the company. Since we currently have no liability for these financial assurance instruments, they are not reflected in the accompanying consolidated balance sheets. However, we have recorded capping, closure and post-closure liabilities and self-insurance as the liabilities are incurred under generally accepted accounting principles. The underlying obligations of the financial assurance instruments would be valued and recorded in the consolidated balance sheets if it is probable that we would be unable to perform our obligations under the financial assurance contracts. We do not expect this to occur.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Off-balance sheet arrangements —
We have no off-balance sheet debt or similar obligations, other than operating leases and financial assurance instruments discussed above which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt.
Guarantees —
We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that may become known in the future but that relate to our activities prior to the divestiture. As of December 31, 2004, we estimate the contingent obligations associated with these indemnifications to be de minimus.
We have entered into agreements to guarantee to property owners the value of certain property that is adjacent to landfills. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees have been accounted for in accordance with SFAS No. 5, Accounting for Contingencies, in the consolidated financial statements. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FIN 45 and were not significant in 2004 and 2003.

15.	Related Party Transactions
Transactions with related parties are entered into only upon approval by a majority of our independent directors and only upon terms comparable to those that would be available from unaffiliated parties. At December 31, 2004 and 2003, respectively, employee loans of $0.5 million and $3.0 million were outstanding to current or former employees.
In October 2004, our Chairman and Chief Executive Officer resigned and our employment contract with him was terminated. As a result of the termination of the contract, he will be entitled to certain benefits to be paid out primarily over the next three years. These benefits consist of a continuation of salary and bonus over the next three years and the vesting of already granted restricted stock and PARSAP shares, as well as a continuation of medical benefits for five years. The company recorded an expense of approximately $15 million related to these benefits in the fourth quarter of 2004.
In December 2004, our Executive Vice President and Vice Chairman retired and our employment contract with him was terminated. As a result, we incurred an expense of approximately $0.5 million in 2004 primarily relating to the vesting of already granted restricted stock. In addition, the former Vice Chairman is expected to receive approximately $3.5 million in total installment payments over the next ten years under the SERP (See Note 9).
In December 2004, we reduced the balance of a non-recourse note receivable due from the executive who was our Chairman and Chief Executive Officer from 1990 to 1996 using proceeds from pledged options in our stock. The remaining balance in the amount of $1.5 million was written off.
In April 2003, our Executive Vice President, General Counsel repaid a $215,000 loan from the Company. The loan was made in August 2000.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In February 2003, our Vice Chairman repaid a $3.5 million loan from the Company. The loan was made in July 2001, pursuant to a relocation agreement and was collateralized by real estate. Interest on the loan was at the applicable federal rate.

16.	Segment Reporting
Our revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. We evaluate performance based on several factors, of which the primary financial measure is operating income before depreciation and amortization. Operating income before depreciation and amortization is not a measure of operating income, operating performance or liquidity under U.S. GAAP and may not be comparable to similarly titled measures reported by other companies. Consistent with our decentralized operating structure, management of the company uses operating income before depreciation and amortization in the evaluation of field operating performance as it represents operational cash flows and is a profit measure of components that are within the control of the operating units. The accounting policies of the business segments are the same as those described in the Organization and Summary of Significant Accounting Policies (See Note 1).
We manage our operations through nine geographic operating segments: Atlantic, Great Lakes, Midstates, Mountain, North Central, Northeast, Pacific, Southeast and Southwest. Each region is responsible for managing several vertically integrated operations, which are comprised of districts. Results by segment have been restated for previous periods to reflect a change in organizational structure that was effective October 1, 2004 (see Note 1). The tables below reflect certain information relating to our continuing operations of our geographic operating segments for the years ended December 31, 2004, 2003 and 2002 (in millions):

		Operating Income
		Before	Depreciation
		Depreciation and	and	Capital
	Revenues	Amortization(1)	Amortization	Expenditures	Total Assets

2004:
Atlantic	$536.1	$182.8	$54.9	$40.3	$1,299.0
Great Lakes	526.7	180.6	77.9	61.8	1,619.5
Midstates	478.1	169.1	70.8	70.0	1,453.9
Mountain	546.5	208.0	56.6	89.4	1,375.1
North Central	644.9	195.4	74.3	71.5	1,855.5
Northeast	703.9	141.7	41.9	42.4	1,072.8
Pacific	744.6	234.9	55.1	71.4	1,272.8
Southeast	530.7	148.7	54.0	51.7	1,296.1
Southwest	611.3	182.1	58.3	73.2	1,661.7

Total reportable segments	5,322.8		543.8	571.7	12,906.4
Other(2)	39.2		15.5	11.2	587.5

Total per financial statements	$5,362.0		$559.3	$582.9	$13,493.9

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Operating Income
		Before	Depreciation
		Depreciation and	and	Capital
	Revenues	Amortization(1)	Amortization	Expenditures	Total Assets

2003:
Atlantic	$523.4	$179.1	$49.3	$40.1	$1,353.2
Great Lakes	517.1	184.2	72.2	55.3	1,247.3
Midstates	480.9	192.2	67.4	54.3	1,216.8
Mountain	551.5	206.4	52.7	62.7	1,664.0
North Central	629.0	210.3	78.4	65.7	1,276.2
Northeast	687.5	156.9	39.0	40.0	1,669.9
Pacific	680.0	230.2	48.7	54.9	2,259.5
Southeast	543.9	163.2	58.3	45.2	926.2
Southwest	595.9	183.2	70.1	65.1	1,184.1

Total reportable segments	5,209.2		536.1	483.3	12,797.2
Other(2)	38.5		9.9	8.5	1,063.7

Total per financial statements	$5,247.7		$546.0	$491.8	$13,860.9

2002:
Atlantic	$520.2	$185.5	$43.8	$53.1	$1,438.7
Great Lakes	523.1	196.9	61.3	54.9	1,255.7
Midstates	499.0	214.9	57.7	60.9	1,207.7
Mountain	522.4	193.8	46.7	74.2	1,673.5
North Central	594.8	206.9	65.2	78.9	1,244.9
Northeast	702.1	160.2	40.2	38.4	1,765.0
Pacific	658.4	224.1	42.5	48.3	2,243.0
Southeast	543.4	179.6	48.0	57.4	1,084.4
Southwest	598.1	210.1	64.5	66.3	1,157.9

Total reportable segments	5,161.5		469.9	532.4	13,070.8
Other(2)	29.3		8.6	3.9	858.1

Total per financial statements	$5,190.8		$478.5	$536.3	$13,928.9

(1)	See following table for reconciliation to income from continuing operations before income taxes and minority interest per financial statements.

(2)	Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on a region basis.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reconciliation of reportable segment primary measure of profitability to income from continuing operations before income taxes and minority interest (in millions):

	Year Ended December 31,

	2004	2003	2002

Total operating income before depreciation and amortization for reportable segments	$1,643.3	$1,705.7	$1,772.0
Other(1)	(197.6)	(125.0)	(83.0)
Depreciation and amortization	559.3	546.0	478.5
Non-cash gain on divestiture of assets	—	—	(9.3)
Interest expense and other	758.9	832.9	854.0

Income from continuing operations before income taxes and minority interest	$127.5	$201.8	$365.8

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on a region basis.
Amounts and percentages of our total revenue from continuing operations attributable to services provided (in millions):

	Year Ended December 31,

	2004	2003	2002

Collection
Residential	$1,162.0	$1,132.8	$1,112.9
Commercial	1,350.4	1,373.8	1,397.6
Roll-off(1)	1,198.6	1,185.6	1,203.4
Recycling	208.6	202.2	204.0

Total Collection	3,919.6	3,894.4	3,917.9
Disposal
Landfill	642.6	633.4	586.3
Transfer	436.0	400.6	384.7

Total Disposal	1,078.6	1,034.0	971.0
Recycling — Commodity	235.4	194.8	165.8
Other	128.4	124.5	136.1

Total Revenues	$5,362.0	$5,247.7	$5,190.8

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles. Roll-off containers are generally uncovered containers that range in size from 20 to 40 cubic yards.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The revenues, income before depreciation and amortization, depreciation and amortization, capital expenditures and total assets reported as discontinued operations up to the divestiture date in 2004 by geographic area are as follows (in millions):

		Income (Loss)
		Before	Depreciation
		Depreciation and	and	Capital	Total
	Revenues	Amortization	Amortization	Expenditures	Assets

2004:
Northeast	$—	$(0.4)	$—	$—	$—
Southeast	13.4	(1.7)	0.7	—	—

Total reportable segments	$13.4	$(2.1)	$0.7	$—	$—

2003:
Atlantic	$43.6	$14.3	$2.1	$2.4	$—
Mountain	6.4	1.7	0.5	(0.2)	—
Northeast	45.7	6.6	3.0	—	—
Southeast	157.0	24.7	8.0	6.3	44.3

Total reportable segments	$252.7	$47.3	$13.6	$8.5	$44.3

2002:
Atlantic	$51.8	$14.7	$2.8	$0.5	$16.8
Mountain	13.4	2.7	1.0	0.6	6.9
Northeast	75.6	3.1	4.6	2.8	36.5
Southeast	185.7	33.7	9.6	2.1	67.0

Total reportable segments	$326.5	$54.2	$18.0	$6.0	$127.2

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Selected Quarterly Financial Data (unaudited)
The following tables summarize the unaudited consolidated quarterly results of operations as reported for 2004 and 2003 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004
Revenues	$1,274.8	$1,362.3	$1,377.7	$1,347.2
Income (loss) from continuing operations	5.0	(9.4)	45.5	16.9
Net income (loss) available to common shareholders (1)	(2.4)	(20.6)	38.7	12.0
Basic earnings (loss) per common share available to common shareholders:
Income (loss) from continuing operations	(0.00)	(0.05)	0.13	0.04
Net income (loss)	(0.01)	(0.07)	0.12	0.04
Diluted earnings (loss) per common share available to common shareholders:
Income (loss) from continuing operations	(0.00)	(0.05)	0.13	0.04
Net income (loss)	(0.01)	(0.07)	0.12	0.04
2003
Revenues	$1,231.1	$1,342.5	$1,361.6	$1,312.5
Income from continuing operations	27.5	19.1	48.5	16.1
Net income (loss) available to common shareholders (2)	42.2	5.6	11.9	(523.2)
Basic earnings (loss) per common share available to common shareholders:
Income (loss) from continuing operations	0.04	(0.03)	0.11	(2.29)
Net income (loss)	0.22	0.03	0.06	(2.38)
Diluted earnings (loss) per common share available to common shareholders:
Income (loss) from continuing operations	0.04	(0.03)	0.11	(2.29)
Net income (loss)	0.22	0.03	0.06	(2.38)

(1)	The fourth quarter of 2004 included $18 million ($11 million after tax) of realignment and executive departure costs and a $10 million ($6 million after tax) reduction in employee health claims expense.

(2)	We reduced net income available to shareholders by $496.6 million for the non-cash conversion of the Series A Preferred Stock in the fourth quarter of 2003 (see Note 9 for additional discussion).

18.	Condensed Consolidating Financial Statements
The 1998 Senior Notes, 1999 Notes, 2001 Senior Notes, 2002 Senior Notes, 2003 Senior Notes, January 2004 Senior Notes and April 2004 Senior Notes issued by Allied Waste North America, Inc. (Allied NA), (our wholly owned subsidiary), and certain debt issued by BFI are guaranteed by us. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are Condensed Consolidating Balance

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sheets as of December 31, 2004 and 2003 and the related Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2004, 2003 and 2002 of Allied Waste Industries, Inc. (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries which are not guarantors (Non-guarantors). Effective March 30, 2004, we amended our 2003 Credit Facility which resulted in certain non-wholly owned guarantor subsidiaries becoming non-guarantors. Based on the structure of the senior notes and certain of BFI’s debt discussed above, this amendment affected the guarantees of Allied NA’s and BFI’s debt as well. All prior periods have been restated to reflect the change in guarantors.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	December 31, 2004

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

ASSETS
Current Assets —
Cash and cash equivalents	$—	$(0.3)	$66.7	$1.6	$—	$68.0
Accounts receivable, net	—	—	614.0	54.4	—	668.4
Prepaid and other current assets	—	0.2	50.7	68.6	(37.6)	81.9
Deferred income taxes, net	—	—	98.4	5.9	—	104.3

Total current assets	—	(0.1)	829.8	130.5	(37.6)	922.6
Property and equipment, net	—	—	4,106.0	23.9	—	4,129.9
Goodwill, net	—	—	8,129.6	72.4	—	8,202.0
Investment in subsidiaries	2,624.2	14,079.8	380.2	—	(17,084.2)	—
Other assets, net	—	101.5	43.5	1,182.2	(1,087.8)	239.4

Total assets	$2,624.2	$14,181.2	$13,489.1	$1,409.0	$(18,209.6)	$13,493.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$20.0	$97.9	$209.9	$—	$327.8
Accounts payable	—	0.1	576.2	6.5	—	582.8
Accrued closure, post-closure and environmental costs	—	—	19.9	75.1	—	95.0
Accrued interest	—	119.3	58.1	0.5	(37.6)	140.3
Other accrued liabilities	54.4	58.5	72.0	205.2	—	390.1
Unearned revenue	—	—	216.7	4.0	—	220.7

Total current liabilities	54.4	197.9	1,040.8	501.2	(37.6)	1,756.7
Long-term debt, less current portion	—	6,587.8	841.4	—	—	7,429.2
Deferred income taxes	—	—	217.8	(10.1)	—	207.7
Accrued closure, post-closure and environmental costs	—	—	374.3	464.7	—	839.0
Due to/(from) parent	(52.5)	4,797.8	(4,445.8)	(299.5)	—	—
Other long-term obligations	17.4	1.8	1,658.3	69.8	(1,090.9)	656.4
Stockholders’ equity	2,604.9	2,595.9	13,802.3	682.9	(17,081.1)	2,604.9

Total liabilities and stockholders’ equity	$2,624.2	$14,181.2	$13,489.1	$1,409.0	$(18,209.6)	$13,493.9

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31, 2004

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$5,140.7	$221.3	$—	$5,362.0
Cost of operations	—	(0.3)	3,194.0	181.1	—	3,374.8
Selling, general and administrative expenses	42.5	—	456.1	42.9	—	541.5
Depreciation and amortization	—	—	551.1	8.2	—	559.3

Operating (loss) income	(42.5)	0.3	939.5	(10.9)	—	886.4
Equity in earnings of subsidiaries	(21.9)	(485.6)	(28.3)	—	535.8	—
Interest expense (income) and other	1.0	676.0	87.9	(6.0)	—	758.9
Intercompany interest expense (income)	(84.9)	54.1	108.5	(77.7)	—	—
Management fees	(5.0)	—	3.6	1.4	—	—

Income (loss) before income taxes	68.3	(244.2)	767.8	71.4	(535.8)	127.5
Income tax expense (benefit)	19.0	(291.9)	315.6	29.5	—	72.2
Minority interest	—	—	—	(2.7)	—	(2.7)

Net income from continuing operations	49.3	47.7	452.2	44.6	(535.8)	58.0
Discontinued operations, net of tax	—	—	(8.7)	—	—	(8.7)

Net income	49.3	47.7	443.5	44.6	(535.8)	49.3
Dividends on preferred stock	(21.6)	—	—	—	—	(21.6)

Net income available to common shareholders	$27.7	$47.7	$443.5	$44.6	$(535.8)	$27.7

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31, 2003

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$5,037.0	$210.7	$—	$5,247.7
Cost of operations	—	(0.1)	3,005.0	185.2	—	3,190.1
Selling, general and administrative expenses	16.5	—	446.0	14.4	—	476.9
Depreciation and amortization	—	—	541.4	4.6	—	546.0

Operating (loss) income	(16.5)	0.1	1,044.6	6.5	—	1,034.7
Equity in earnings of subsidiaries	(95.0)	(563.0)	(62.7)	—	720.7	—
Interest expense (income) and other	1.2	757.0	81.8	(7.1)	—	832.9
Intercompany interest expense (income)	(69.7)	22.9	126.1	(79.3)	—	—
Management fees	(5.0)	—	4.0	1.0	—	—

Income (loss) before income taxes	152.0	(216.8)	895.4	91.9	(720.7)	201.8
Income tax expense (benefit)	23.3	(311.9)	341.0	36.3	—	88.7
Minority interest	—	—	1.2	0.7	—	1.9

Net income from continuing operations	128.7	95.1	553.2	54.9	(720.7)	111.2
Discontinued operations, net of tax	—	—	(11.5)	—	—	(11.5)
Cumulative effect of accounting change, net of tax	29.0	29.0	(6.3)	35.3	(58.0)	29.0

Net income	157.7	124.1	535.4	90.2	(778.7)	128.7
Dividends on preferred stock	(95.6)	—	—	—	—	(95.6)
Non-cash conversion of Series A preferred stock	(496.6)	—	—	—	—	(496.6)
Changes in redemption value of Class B common stock	—	—	—	(0.6)	0.6	—

Net income (loss) available to common shareholders	$(434.5)	$124.1	$535.4	$89.6	$(778.1)	$(463.5)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31, 2002

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Revenues	$—	$—	$4,982.6	$208.2	$—	$5,190.8
Cost of operations	—	—	2,844.6	194.5	—	3,039.1
Selling, general and administrative expenses	11.9	0.5	442.1	8.2	—	462.7
Depreciation and amortization	—	—	463.9	14.6	—	478.5
Non-cash gain on divestiture of assets	—	—	(9.3)	—	—	(9.3)

Operating (loss) income	(11.9)	(0.5)	1,241.3	(9.1)	—	1,219.8
Equity in earnings of subsidiaries	(187.6)	(620.1)	(18.6)	—	826.3	—
Interest expense (income) and other	1.6	751.7	106.6	(5.9)	—	854.0
Intercompany interest expense (income)	(56.0)	(24.0)	150.6	(70.6)	—	—
Management fees	(5.0)	—	4.0	1.0	—	—

Income (loss) before income taxes	235.1	(108.1)	998.7	66.4	(826.3)	365.8
Income tax expense (benefit)	20.0	(291.3)	408.8	28.1	—	165.6
Minority interest	—	—	1.9	—	—	1.9

Net income from continuing operations	215.1	183.2	588.0	38.3	(826.3)	198.3
Discontinued operations, net of tax	—	—	16.8	—	—	16.8

Net income	215.1	183.2	604.8	38.3	(826.3)	215.1
Dividends on preferred stock	(77.9)	—	—	—	—	(77.9)
Changes in redemption value of Class B common stock	—	—	—	1.9	(1.9)	—

Net income available to common shareholders	$137.2	$183.2	$604.8	$40.2	$(828.2)	$137.2

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2004

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash provided by (used for) operating activities from continuing operations	$(5.2)	$(1,094.4)	$1,714.4	$35.2	$—	$650.0
Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	36.2	—	—	36.2
Capital expenditures, excluding acquisitions	—	—	(573.8)	(9.1)	—	(582.9)
Capitalized interest	—	—	(13.0)	—	—	(13.0)
Proceeds from sale of fixed assets	—	—	10.9	0.1	—	11.0
Change in deferred acquisition costs, notes receivable and other	—	—	10.8	—	—	10.8

Cash used for investing activities from continuing operations	—	—	(528.9)	(9.0)	—	(537.9)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	2,931.1	—	151.5	—	3,082.6
Payments of long-term debt	—	(3,514.5)	(6.7)	(87.9)	—	(3,609.1)
Payments of preferred stock dividends	(21.6)	—	—	—	—	(21.6)
Change in disbursement account	—	—	53.8	—	—	53.8
Net proceeds from exercise of stock options and other, net	5.1	—	—	—	—	5.1
Intercompany between issuer and subsidiaries	21.6	1,674.3	(1,605.3)	(90.6)	—	—

Cash provided by (used for) financing activities from continuing operations	5.1	1,090.9	(1,558.2)	(27.0)	—	(489.2)

Cash provided by discontinued operations	—	—	0.4	—	—	0.4

Decrease in cash and cash equivalents	(0.1)	(3.5)	(372.3)	(0.8)	—	(376.7)
Cash and cash equivalents, beginning of year	0.1	3.2	439.0	2.4	—	444.7

Cash and cash equivalents, end of year	$—	$(0.3)	$66.7	$1.6	$—	$68.0

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2003

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash provided by (used for) operating activities from continuing operations	$(98.5)	$(575.1)	$1,350.8	$106.7	$—	$783.9
Investing activities —
Proceed from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	250.0	—	—	250.0
Proceeds from sale of fixed assets	—	—	17.5	—	—	17.5
Capital expenditures, excluding acquisitions	—	—	(483.7)	(8.1)	—	(491.8)
Capitalized interest	—	—	(15.7)	—	—	(15.7)
Change in deferred acquisitions costs, notes receivable and other	—	—	(8.4)	—	—	(8.4)

Cash used for investing activities from continuing operations	—	—	(240.3)	(8.1)	—	(248.4)

Financing activities —
Net proceeds from sale of Series C Preferred Stock	333.1	—	—	—	—	333.1
Proceeds from long-term debt, net of issuance costs	—	2,870.9	—	166.2	—	3,037.1
Repayments of long-term debt	—	(3,570.7)	(164.0)	(19.9)	—	(3,754.6)
Payments of Series C preferred stock cash dividend	(10.2)	—	—	—	—	(10.2)
Change in disbursement account	—	—	10.5	—	—	10.5
Net proceeds from sale of common stock, exercise of stock options and other	98.4	—	—	—	—	98.4
Intercompany between issuer and subsidiary	(322.8)	1,272.7	(704.9)	(245.0)	—	—

Cash (used for) provided by financing activities from continuing operations	98.5	572.9	(858.4)	(98.7)	—	(285.7)

Cash provided by discontinued operations	—	—	15.5	—	—	15.5

Increase (decrease) in cash and cash equivalents	—	(2.2)	267.6	(0.1)	—	265.3
Cash and cash equivalents, beginning of year	0.1	5.4	171.4	2.5	—	179.4

Cash and cash equivalents, end of year	$0.1	$3.2	$439.0	$2.4	$—	$444.7

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2002

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash provided by (used for) operating activities from continuing operations	$(2.8)	$104.0	$864.2	$11.2	$—	$976.6
Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	31.2	—	—	31.2
Capital expenditures, excluding acquisitions	—	—	(338.1)	(198.2)	—	(536.3)
Capitalized interest	—	—	(20.6)	—	—	(20.6)
Proceeds from sale of fixed assets	—	—	27.2	1.4	—	28.6
Change in deferred acquisition costs, notes receivable and other	—	—	(22.4)	—	—	(22.4)

Cash used for investing activities from continuing operations	—	—	(322.7)	(196.8)	—	(519.5)

Financing activities —
Net proceeds from sale of common stock, exercise of stock options and other	2.8	—	—	—	—	2.8
Change in disbursement account	—	—	(87.1)	—	—	(87.1)
Proceeds from long-term debt, net of issuance costs	—	861.7	(10.1)	192.7	—	1,044.3
Repayments of long-term debt	—	(1,167.7)	(267.8)	(12.0)	—	(1,447.5)
Intercompany between issuer and subsidiary	—	198.5	(170.0)	(28.5)	—	—

Cash provided by (used for) financing activities from continuing operations	2.8	(107.5)	(535.0)	152.2	—	(487.5)

Cash provided by discontinued operations	—	—	52.2	—	—	52.2

Increase (decrease) in cash and cash equivalents	—	(3.5)	58.7	(33.4)	—	21.8
Cash and cash equivalents, beginning of year	0.1	8.9	112.7	35.9	—	157.6

Cash and cash equivalents, end of year	$0.1	$5.4	$171.4	$2.5	$—	$179.4

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective at December 31, 2004.
Management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. PricewaterhouseCoopers LLP has issued an attestation report on our controls over financial reporting. The report is included in Item 8 of this Form 10-K.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors
Information about each member of our Directors is set forth below:

Director Name	Position Held	Age	Since

Charles H. Cotros	Chairman of the Board of Directors and Chief Executive Officer	67	2004
Robert M. Agate	Director	68	2000
Leon D. Black	Director	53	2000
James W. Crownover	Director	61	2002
Michael S. Gross	Director	43	1997
Dennis R. Hendrix	Director	65	1997
J. Tomilson Hill	Director	56	2002
Nolan Lehmann	Director	60	1990
Howard A. Lipson	Director	41	1997
Antony P. Ressler	Director	44	1997
Lawrence V. Jackson(1)	Director	51	2003
Warren B. Rudman(1)	Director	74	1997

(1)	These Directors have independently notified Allied that they will not stand for reelection to the Board of Directors at the annual shareholder meeting, citing other time commitments as the basis for their decisions.
Charles H. Cotros has served as Chief Executive Officer and Chairman of the Board since October 2004. Mr. Cotros has served as a Director since July 2004. Mr. Cotros began his career in the foodservice industry in 1960 with Tri-State General Food Supply. After the company merged with SYSCO in 1974 he served in various positions of increasing responsibility and was elected Chief Operating Officer in 1995, President in 1999 and Chief Executive Officer and Chairman of the Board in 2000. Mr. Cotros retired from SYSCO in 2002. Mr. Cotros is a graduate of Christian Brothers College, where he has served on the Board of Trustees since 1992. Mr. Cotros also serves on the Board of Directors of AmerisourceBergen Corporation.
Robert M. Agate has served as a Director since May 2000. Prior to that, Mr. Agate was a Senior Executive Vice President of the Colgate-Palmolive Company (Colgate). Mr. Agate joined Colgate in 1961 as an Assistant Accountant in the United Kingdom. Over the course of his career, Mr. Agate has served as the Chief Financial Officer of Colgate operations in India, Malaysia, the United Kingdom and Australia. Later he served as Controller of the European Division and Controller of the Kendall Company (a subsidiary of Colgate). In 1984, Mr. Agate was promoted to Vice-President and Corporate Controller of Colgate and in 1987 he was promoted to Chief Financial Officer. Mr. Agate retired from Colgate in 1996. Mr. Agate has been a U.K. chartered accountant since 1958.
Leon D. Black has served as a Director since May 2000. Mr. Black is one of the founding principals of Apollo Advisors, L.P. (Apollo), which, together with its affiliates, acts as the managing general partner of the Apollo Investment Funds, private securities investment funds that hold investments in Allied Waste. Mr. Black is also a Director of AMC Entertainment, Inc., Nalco Corporation, Sirius Satellite Radio, Inc., United Rentals, Inc., and Wyndham International, Inc. He also serves as a trustee of The Museum of Modern Art, Mount Sinai-NYU Medical Center, Lincoln Center for the Performing Arts, The Metropolitan Museum of Art, Prep for Prep, The Asia Society and Dartmouth College. Mr. Black is the brother-in-law of Mr. Ressler who also serves as an Allied Director.
James W. Crownover has served as a Director since December 2002. Mr. Crownover completed a 30-year career with McKinsey & Company, Inc. (McKinsey) when he retired in 1998. He headed the firm’s Southwest practice for many years, and also co-headed the firm’s worldwide energy practice. In addition, he served as a member of McKinsey’s Board of Directors. He is a Director of Unocal Corporation, Great Lakes Chemical Corporation, and Weingarten Realty Investors. He is also a Board Member of Rice University, St. John’s School, the Houston Grand Opera, Project GRAD, and Houston United Way.
Michael S. Gross has served as a Director since May 1997. Mr. Gross is one of the founding principals of Apollo, which, together with its affiliates, acts as the managing general partner of the Apollo Investment Funds, private securities investment funds that holds investments in Allied Waste. Mr. Gross is Chairman and Chief Executive Officer of Apollo Investment Corporation and also a Director of Educate, Inc., SAKS, Inc., SkyTerra Communications, Inc., and United Rentals, Inc. Mr. Gross is also the Chairman of the Board of Mt. Sinai Children’s Center Foundation, is a trustee of the Trinity School, and is a member of the Corporate Advisory Board for the University of Michigan Business School.
Dennis R. Hendrix has served as a Director since July 1997 and was appointed Lead Director in December 2002. From November 1990 until his retirement in April 1997, he served as Chairman of the Board of Directors of PanEnergy Corp. (PanEnergy) and as PanEnergy’s Chief Executive Officer from November 1990 until April 1995. Mr. Hendrix was President and Chief Executive Officer of Texas Eastern Corporation from 1986 to 1989. Mr. Hendrix also serves as a Director of Newfield Exploration Company, Grant Prideco, Inc., and Duke Energy.
J. Tomilson Hill has served as a Director since January 2002. Mr. Hill has held the position of Senior Managing Director of The Blackstone Group L.P. (Blackstone) since 1993, and is currently Vice Chairman and Senior Managing Director of Blackstone and President and Chief Executive Officer of Blackstone Alternative Asset Management. Blackstone holds investments in Allied. He is a member of the Council of Foreign Relations, where he chairs the Investment Subcommittee of the Finance and Budget Committee, is Vice Chairman of the Board of Directors of Lincoln Center Theater, and trustee of The Nightingale-Bamford School and Milton Academy. Mr. Hill is also a member of the Board of Directors of OpenPeak, Inc. and the Smithsonian’s Hirshhorn Museum and Sculpture Garden where he serves as Chairman.
Nolan Lehmann has served as a Director since October 1990. From 1983 to the present, Mr. Lehmann has served as President of Equus Capital Management Corporation, a registered investment advisor, and from 1991 to the present he has been President and a Director of Equus II Incorporated, a registered public investment company whose stock is traded on the New York Stock Exchange. Mr. Lehmann is a Director of Child Advocates of Harris County and also serves as a Director of several private corporations. Mr. Lehmann is a certified public accountant.
Howard A. Lipson has served as a Director since May 1997. Mr. Lipson currently serves as Senior Managing Director of Blackstone, which he joined in 1988. Blackstone holds investments in Allied. Prior to joining Blackstone, Mr. Lipson was a member of the Mergers and Acquisition Group of Salomon Brothers, Inc. Mr. Lipson is also a Director of Universal Orlando, Centerplate, Inc., and Columbia House, and is a member of the Advisory Committee of Graham Packaging Company.
Antony P. Ressler has served as a Director since May 1997. Mr. Ressler, Managing Partner of Ares Management, was a co-founder of Ares Management in 1997 and Apollo Management in 1990. Mr. Ressler serves as a Partner in the Ares Private Equity Group and as an Investment Committee member on all Ares Funds. Prior to 1990, Mr. Ressler served as a Senior Vice President in the High Yield Bond Department of Drexel Burnham Lambert Incorporated, with responsibility for the New Issue/Syndicate Desk. Mr. Ressler serves on the Boards of Directors of Ares Capital Corporation (Co-Chairman) and Samsonite Corporation. Mr. Ressler also serves on the Board of Directors of several not for profit organizations, including Los Angeles County’s Alliance for College Ready Public Schools, Los Angeles County Museum of Art, The Center for Early Education, The Painted Turtle Camp and the Southern California Chapter of The Hole in the Wall Gang Camps. Mr. Ressler is the brother-in-law of Mr. Black who also serves as an Allied Director.

Lawrence V. Jackson has served as a Director since January 2003. Mr. Jackson is currently an Executive Vice President of Wal-Mart stores, Inc. Previously, Mr. Jackson served as President of Dollar General Corporation from September 2003 until accepting his current position with Wal-Mart in October 2004. Before that, he was Senior Vice President-Supply Operations for Safeway, Inc., from 1997 to 2003 and worked for PepsiCo, Inc. from 1981 to 1997 in various senior positions. Mr. Jackson also serves as a Director of Radio Shack Corporation. Mr. Jackson has notified Allied he will not stand for reelection to the Board of Directors at the annual shareholder meeting, citing other time commitments as the basis for his decision.
Warren B. Rudman has served as a Director since July 1997. Mr. Rudman is Of Counsel at the law firm of Paul, Weiss, Rifkind, Wharton and Garrison LLP where he was a partner from 1993 through 2002. From 1980 until 1992, Mr. Rudman served as a United States Senator from New Hampshire. While in the Senate, Mr. Rudman was Chairman and Vice Chairman of the Ethics Committee and also served on the Appropriations Committee, the Intelligence Committee, the Governmental Affairs Committee and was Vice Chair of the Senate Iran-Contra Committee. He is also a Director of Collins & Aikman, Boston Scientific, several funds of the Dreyfus Corporation and is the Lead Director of Raytheon Company. Mr. Rudman has served as Chairman of the President’s Foreign Intelligence Advisory Board, is Co-Chair of the Concord Coalition, and also serves on the Board of the Council on Foreign Relations, and the Senior Advisory Committee of the Institute of Politics of the Kennedy School of Government. Mr. Rudman has notified Allied he will not stand for reelection to the Board of Directors at the annual shareholder meeting, citing other time commitments as the basis for his decision.
Executive Officers
Our executive officers serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board of Directors at its first meeting following the annual meeting of stockholders. Following is a list of all of our executive officers, and biographical information about our officers follows the table. Mr. Thomas H. Van Weelden served as Chairman of the Board of Directors and Chief Executive Officer through October 4, 2004 and as President through October 25, 2004. Charles H. Cotros was appointed Chairman of the Board of Directors and Chief Executive Officer in October 2004. Mr. Thomas W. Ryan, who served as Executive Vice President and Vice Chairman, retired from Allied in December of 2004. Messrs. Van Weelden and Ryan were no longer employed by Allied as of December 31, 2004.

Name	Age	Position Held

Charles H. Cotros	67	Chairman of the Board of Directors and Chief Executive Officer
Donald W. Slager	42	President and Chief Operating Officer
Peter S. Hathaway	49	Executive Vice President and Chief Financial Officer
Steven M. Helm	56	Executive Vice President, General Counsel and Corporate Secretary
Donald A. Swierenga	45	Senior Vice President, Operations
James E. Gray	55	Senior Vice President, Controller, and Chief Accounting Officer
For biographical information about Mr. Cotros see “Directors”.
Donald W. Slager was appointed President in addition to his current role of Chief Operating Officer in January 2005. Prior to that he served as Executive Vice President and Chief Operating Officer from June 2003 to January 2005, and as Senior Vice President, Operations from December 2001 to June 2003. Previously, Mr. Slager served as Vice President — Operations from February 1998 to December 2001, Assistant Vice President — Operations from June 1997 to February 1998 and Regional Vice President of the Western Region from June 1996 to June 1997. Mr. Slager also served as District Manager for the Chicago Metro District from 1992 to 1996. Before Allied’s acquisition of National Waste Services in 1992, he served at National Waste Services as General Manager from 1990 to 1992 and in other management positions with that company since 1985.
Peter S. Hathaway has served as Executive Vice President and Chief Financial Officer since June 2003. Previously, Mr. Hathaway served as Senior Vice President, Finance from August 2000 to June 2003, Chief Accounting Officer from February 1995 to January 2001, and as a Vice President from May 1996 to August 2000. From May 1996 through April 1997, Mr. Hathaway also served as Treasurer. From September 1991 through February 1995, he was employed by BFI as Controller and Finance Director for certain Italian operations. From 1979 through September 1991, Mr. Hathaway served in the audit division of Arthur Andersen LLP in Colorado, Italy and Connecticut, most recently in the position of Senior Manager.
Steven M. Helm was appointed Executive Vice President, General Counsel and Corporate Secretary of Allied in January 2005. Prior to that Mr. Helm was Senior Vice President, General Counsel and Corporate Secretary between June 2003 and December 2004, and Vice President, Legal and Corporate Counsel from May 1996 to June 2003. Mr. Helm joined Allied in July 1995 as Corporate Counsel. Prior to joining Allied, Mr. Helm was a partner with the law firm of Dukes, Martin, Helm and Ryan Ltd. in Illinois from 1978 to July 1995.
Donald A. Swierenga was named Senior Vice President, Operations in January 2005. Prior to that he served as Vice President — Operations from June 2003 to January 2005 and as Western Area Vice President from October 2000 to June 2003. He has also served as Western Regional Vice President from 1997 through 2000, and as a District Manager in Arizona beginning in 1996. Mr. Swierenga joined BFI in 1981 and held positions of increasing responsibility including Safety Manager, Operations Manager and District Manager of BFI’s Chicagoland operations.
James E. Gray was named Senior Vice President, Controller and Chief Accounting Officer in January 2005. Prior to that he served as Controller and Chief Accounting Officer between January 2001 and January 2005. Prior to joining Allied, Mr. Gray served as the Chief Financial Officer at Raytheon Aircraft Company (Raytheon) from 1993 to 2001 and prior to that held various positions of increasing responsibility at Raytheon.
Audit Committee
The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934 (the Exchange Act) and operates under a formal charter that has been adopted by the Board of Directors. The Audit Committee assists the Board of Directors in its oversight of our financial reporting process and consists of Robert M. Agate, Chairman of the Audit Committee, James W. Crownover, Dennis R. Hendrix and Nolan Lehmann.
Audit Committee Financial Expert
The Board of Directors has determined that Robert M. Agate, Chairman of the Audit Committee, qualifies as an “audit committee financial expert” under the Securities and Exchange Commission’s (SEC) definition. Mr. Agate is also independent as that term is defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Additionally, the Board of Directors has determined that other members of the Audit Committee also satisfy the criteria adopted by the SEC for an audit committee financial expert. All Audit Committee members possess the required level of financial literacy and at least one member meets the current standard of requisite financial management expertise as required by the NYSE.

Code of Ethics
We have adopted a Code of Business Conduct and Ethics that complies with all applicable laws and outlines the general standards of business conduct which all employees, officers and directors are required to follow.
We have adopted a Code of Ethics for our executive and senior financial officers, violations of which are required to be reported to the Audit Committee. The Code of Ethics is filed as Exhibit 14 to this Form 10-K and posted on our website, www.alliedwaste.com. If we make any substantive amendments to the Code of Ethics or grant any waiver from a provision of the Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Controller, or Chief Accounting Officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.
Shareholder Director Recommendation Policy
The Governance Committee will consider director candidates recommended by shareholders. Written recommendations must include (1) the shareholder’s name, address, and relationship to the nominee, (2) the number of shares held by the shareholder, with the understanding that the number of shares held must be at least 2% or more of the outstanding shares of the company and must have been held by the shareholder for one year or more, (3) a written statement from the shareholder and a statement from the nominee, consenting to be named as a candidate and, if nominated and elected, to serve as a director, and (4) contact, biographical and business experience information regarding the nominee. A shareholder recommendation for a director candidate is not the same as a shareholder nomination for a director as provided for in our by-laws.
Shareholder-recommended director candidates are evaluated on the same basis as all other candidates as discussed above. The Governance Committee may, in its discretion, interview any shareholder-recommended director candidate before recommending him or her for nomination to the Board.
Shareholders wishing to recommend director candidates for consideration by the Governance Committee may do so by giving the recommended candidate’s name, biographical data and qualifications in writing to: Attention: Office of the Secretary, Allied Waste Industries, Inc., 15880 N. Greenway-Hayden Loop, Suite 100, Scottsdale, Arizona 85260. The Company must receive the written recommendation for consideration between 75 and 120 days before the anniversary date of this year’s annual meeting. A shareholder recommendation for a director candidate is not the same as a shareholder nomination for a director as provided for in our by-laws.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes of ownership with the SEC. Executive Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) reports they file.
Based solely on a review of the forms we have received or prepared, we believe that during the year ended December 31, 2004, all filing requirements applicable to the directors, executive officers and greater than 10% stockholders were timely met.

Item 11.	Executive Compensation
The following table provides summary information about compensation paid to or earned during the fiscal years ended December 31, 2004, 2003 and 2002 for (a) each person who served as our Chief Executive Officer during 2004, (b) each of the other four most highly compensated executive officers serving at the end of the fiscal year ended December 31, 2004, and (c) one additional individual for whom disclosure would have been provided but for the fact that he was not serving as an executive officer at the end of fiscal 2004 (the Named Executive Officers):
SUMMARY COMPENSATION TABLE

					Long-Term Compensation
					Awards

	Annual Compensation					Securities
					Restricted	Underlying
				Other Annual	Stock	Options/	All Other
Name and Position	Year	Salary	Bonus(2)	Compensation(3)	Award(4)	SARs (#)	Compensation(5)

Charles H. Cotros(1)	2004	$468,000	$—	$18,154	$—	240,000	$—
Chairman of the	2003	—	—	—	—	—	—
Board of Directors	2002	—	—	—	—	—	—
and Chief Executive Officer

Donald W. Slager	2004	688,846	200,400	80,473	624,137	—	110,653
President and Chief	2003	587,356	210,000	56,641	—	150,000	55,171
Operating Officer	2002	461,250	115,250	31,906	—	75,000	26,091

Peter S. Hathaway	2004	600,192	174,000	62,198	618,807	—	33,049
Executive Vice	2003	495,254	157,500	24,130	—	100,000	—
President and Chief	2002	425,250	57,625	21,159	—	60,000	—
Financial Officer

Steven M. Helm	2004	433,547	126,270	34,611	389,175	—	—
Executive Vice	2003	405,593	122,234	26,749	—	—	—
President, General	2002	399,750	99,938	27,905	—	40,000	13,603
Counsel and
Corporate Secretary

Thomas H. Van Weelden(6)	2004	1,296,177	376,748	117,800	2,937,137	—	1,884,125
Chairman of the	2003	1,226,300	367,890	92,310	—	—	1,078,559
Board of Directors,	2002	1,202,255	196,500	246,386	—	225,000	265,612
Chief Executive
Officer and President

Thomas W. Ryan(7)	2004	609,834	177,458	77,023	443,211	—	570,426
Executive Vice	2003	571,990	172,508	32,522	—	—	117,360
President and	2002	563,750	140,937	39,540	—	75,000	5,107
Vice Chairman

(1)	Charles H. Cotros began his employment in his present capacity in October 2004 and this is reflected in his compensation amounts above. Prior to his appointment to Chairman of the Board of Directors and Chief Executive Officer he served as a member of the Board of Directors for which he received $14,000 compensation and 25,000 options at an exercise price of $12.34 under the 1994 Non-Employee Director Stock Option Plan which are not included in the amounts above.

(2)	The 2004 bonus has been calculated and included as 2004 bonus. However, this amount will not be paid until 2005. The 2003 bonus was calculated and paid in 2004 and is being included in 2003, the year in which it was earned. The 2002 bonus was calculated and paid in 2003 and is being included in 2002, the year in which it was earned.

(3)	For Mr. Slager, the amounts include $33,444 and $35,584 for costs incurred in connection with the personal use of our aircraft during 2004 and 2003, respectively, and $35,502 for income tax and planning services during 2004. For Mr. Hathaway, the amount in 2004 includes $52,327 for costs incurred for income tax and planning services. For Mr. Van Weelden, the amounts include $71,927, $61,598 and $105,476 for costs incurred in connection with the personal use of our aircraft during 2004, 2003 and 2002, respectively and $31,825 for income tax and planning services during 2004. For Mr. Ryan, the amounts in 2004 include $22,190 for costs incurred in connection with the personal use of our aircraft and $40,311 for income tax and planning services. The remaining amounts for all of the executive officers include other perquisites and personal benefits such as automobile allowance, personal use of our aircraft, club dues, relocation reimbursement, housing allowance and income tax and planning services that did not exceed, in the aggregate for the individual officers, the minimum reportable amount. In addition to the compensation discussed in the table above, Mr. Van Weelden and the Named Executive Officers earned equity compensation under a long-term incentive plan. See “Long-Term Incentive Plan — Awards in Last Fiscal Year.”

(4)	The Company issued restricted stock during April 2000 at a price of $5.875 to Messrs. Van Weelden, Slager, Hathaway, and Helm and during July 2000 at a price of $9.625 to Messrs. Ryan and Hathaway. In February 2004, the Management Development/Compensation Committee approved the amendment of the restricted stock agreements, effective July 1, 2004, to provide that shares of restricted stock begin vesting after four years (one-seventh after four years and one-seventh each year thereafter until fully vested after ten years). On February 5, 2004, the Company issued 41,667, 25,000, 13,333, 50,000 and 20,000 restricted stock units at a price of $13.78 to Messrs. Slager, Hathaway, Helm, Van Weelden and Ryan, respectively. Each restricted stock unit entitles the holder to one share of common stock upon vesting. These restricted stock units vest evenly over a three-year period. The value of the restricted stock and restricted stock units at December 31, 2004, based on a closing price of $9.28 per share on that date, was as follows: Mr. Slager: $3,091,131 (333,096 shares); Mr. Hathaway: $2,936,452 (316,428 shares); Mr. Helm: $1,810,036 (195,047 shares); Mr. Van Weelden: $8,948,574 (964,286 shares) and Mr. Ryan: $2,174,174 (234,286 shares).

(5)	For Mr. Slager, the 2004 and 2003 amounts include $84,561 and $29,080 for the value realized from the exercise of stock options issued by us. Amounts for 2004, 2003 and 2002 for Mr. Slager also include principal amounts forgiven of $26,091 in each year related to a loan made in 1996. For Mr. Hathaway, the 2004 amount is for the value realized from the exercise of stock options issued by us. For Mr. Helm, the 2002 amount includes interest forgiven annually by us in the amount of $13,603 related to a loan made in August 2000 that was repaid in 2003. For Mr. Van Weelden, the 2004, 2003 and 2002 amounts include $1,884,125, $1,078,559 and $129,342, respectively, for the value realized from the exercise of stock options issued by us. Also, the amounts for 2002 include interest of $136,270 forgiven by us related to loans made in 1996 to Mr. Van Weelden. For Mr. Ryan, the 2004 amount is for the value realized from the exercise of stock options issued by us and the 2003 and 2002 amounts represent reimbursement of certain relocation expenses paid by us.

(6)	Mr. Van Weelden resigned as an executive officer and director of our company in October 2004.

(7)	Mr. Ryan retired as an executive officer of our company in December 2004.

Option Grants in Last Fiscal Year. The following table provides certain information with respect to options granted to each person who served as our Chief Executive Officer during 2004 and to each of the Named Executive Officers during the fiscal year ended December 31, 2004 under our

Amended and Restated 1991 Incentive Stock Plan, and the 1994 Non-Employee Director Stock Option Plan:
OPTION/SAR GRANTS IN LAST FISCAL YEAR

Potential Realizable
Value at Assumed
	Number of		Percent of Total			Annual Rates of Stock
	Securities		Options/SARs			Price Appreciation for
	Underlying		Granted to	Exercise or		Option Term(3)
	Options/SARs		Employees in	Base Price	Expiration
Name	Granted (#)		Fiscal Year	(per Share)	Date	5%	10%

Charles H. Cotros	240,000	(1)	31%	$9.06	10/04/2010	$739,504	$1,677,682
	25,000	(2)	3%	$12.34	07/22/2014	$194,014	$441,670
Donald W. Slager	—		—	—	—	—	—
Peter S. Hathaway	—		—	—	—	—	—
Steven M. Helm	—		—	—	—	—	—
Thomas H. Van Weelden	—		—	—	—	—	—
Thomas W. Ryan	—		—	—	—	—	—

(1)	These options will vest 50% on April 4, 2005, and 50% on October 4, 2005. In addition, any unvested options will become 100% vested upon termination of Mr. Cotros’ employment unless he is terminated for “cause” or he leaves employment without “good reason”, as those terms are described in Mr. Cotros’ employment agreement. To the extent vested, the vested options will remain exercisable until October 4, 2010, notwithstanding Mr. Cotros’ termination of employment for any reason.

(2)	These options were granted under the 1994 Non-Employee Direct Stock Option Plan prior to the date on which Mr. Cotros became an employee of the Company.

(3)	Potential gains are net of the exercise price, but before taxes associated with the exercise. Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% stock price appreciation rates are provided in accordance with the rules of the SEC and do not represent our estimate or projection of the future price of our Common Stock. Actual gains, if any, on stock option exercises will depend upon the future market prices of our Common Stock.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year Ended Option Values. The following table provides certain information with respect to options exercised during the fiscal year ended December 31, 2004 by each person who served as our Chief Executive Officer during 2004 and each of the other Named Executive Officers:
AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR ENDED OPTIONS/SAR VALUE

			Number of Securities
			Underlying Unexercised			Value of Unexercised
			Options/SARs at Fiscal			In-the-Money Options/SARs
	Shares		Year-End (#)			at Fiscal Year-End(1)
	Acquired on	Value
Name	Exercise (#)	Realized	Exercisable		Unexercisable	Exercisable	Unexercisable

Charles H. Cotros	—	$—	25,000	(2)	240,000	$—	$52,800
Donald W. Slager	16,467	84,561	499,866		125,000	56,591	25,000
Peter S. Hathaway	4,112	33,049	494,221		86,667	180,949	16,667
Steven M. Helm	—	—	441,667		13,333	64,309	—
Thomas H. Van Weelden	232,175	1,884,125	1,827,825		75,000	—	—
Thomas W. Ryan	156,250	570,426	68,750		25,000	—	—

(1)	Calculated by multiplying the number of shares underlying outstanding in-the-money options by the difference between the closing sales price of the Common Stock on December 31, 2004 ($9.28 per share) and the exercise price, which ranges between $4.50 and $9.03 per share. Options are in-the-money if the fair market value of the underlying Common Stock exceeds the exercise price of the option.

(2)	These options were granted under the 1994 Non-Employee Director Stock Option Plan prior to the date on which Mr. Cotros became an employee of the Company.
Long-Term Incentive Plan — Awards in Last Fiscal Year. The following table provides certain information with respect to our Long-Term Incentive Plan (LTIP) during the fiscal year ended December 31, 2004 with respect to each person who served as our Chief Executive Officer during 2004 and the Named Executive Officers:
LONG-TERM INCENTIVE PLANS — AWARDS IN LAST FISCAL YEAR

			Potential Future Payouts Under Non-
			Stock Price-Based Plans(5)
	Number of Shares,
	Units or Other	Performance or Other Period Until	Threshold	Target	Maximum
Name	Rights (#)	Maturation or Payout(1)	($)(2)	($)(3)	($)(4)

Charles H. Cotros	—	—	—	—	—
Donald W. Slager	—	Jan. 1, 2003 to Dec. 31, 2004	—	—	—
		Jan. 1, 2003 to Dec. 31, 2005	100,000	500,000	1,000,000
		Jan. 1, 2004 to Dec. 31, 2006	150,000	750,000	1,500,000
Peter S. Hathaway	—	Jan. 1, 2003 to Dec. 31, 2004	—	—	—
		Jan. 1, 2003 to Dec. 31, 2005	95,000	475,000	950,000
		Jan. 1, 2004 to Dec. 31, 2006	116,000	580,000	1,160,000
Steven M. Helm	—	Jan. 1, 2003 to Dec. 31, 2004	—	—	—
		Jan. 1, 2003 to Dec. 31, 2005	80,000	400,000	800,000
		Jan. 1, 2004 to Dec. 31, 2006	84,180	420,900	841,800
Thomas H. Van Weelden	—	Jan. 1, 2003 to Dec. 31, 2004	—	—	—
		Jan. 1, 2003 to Dec. 31, 2005	160,000	800,000	1,600,000
		Jan. 1, 2004 to Dec. 31, 2006	160,000	800,000	1,600,000
Thomas W. Ryan	—	Jan. 1, 2003 to Dec. 31, 2004	—	—	—
		Jan. 1, 2003 to Dec. 31, 2005	105,000	525,000	1,050,000
		Jan. 1, 2004 to Dec. 31, 2006	105,000	525,000	1,050,000

(1)	The plan establishes potential future payouts based on performance cycles. The initial 2-year cycle was from January 1, 2003 to December 31, 2004, the first 3-year cycle is from January 1, 2003 to December 31, 2005, and the second 3-year cycle is from January 1, 2004 to December 31, 2006.

(2)	The threshold payout is 20% of the target award, if the specified minimum performance levels are met.

(3)	The target payout is 100% of the target award, if the specified target performance goals are satisfied.

(4)	The maximum payout is 200% of the target award and is based on meeting 100% of the performance goals.

(5)	Based upon actual financial results of the company through 2004 and current projections for future years covered under the plan as compared to the goals set forth in each performance period, there will be no payout under the 2003-2004 performance period and it is unlikely that a payout under the 2003-2005 or 2004-2006 performance periods will occur.
Effective January 1, 2003 the Management Development/Compensation Committee granted long-term performance incentive awards to certain key members of management, including the then-

Chief Executive Officer and the Named Executive Officers shown above, for the 2003-2004 and 2003-2005 performance periods. In 2004, the Management Development/Compensation Committee granted long-term incentive awards to certain key members of management, including the then-Chief Executive Officer and the Named Executive Officers shown above, for the 2004-2006 performance period. In January 2005, the Management Development/Compensation Committee granted new long-term incentive awards to certain key members of management including the Named Executive Officers, but excluding the current Chief Executive Officer, for the 2005-2007 performance period. These awards are intended to provide continuing emphasis on specified performance goals that the Management Development/Compensation Committee considers to be important contributors to long-term stockholder value.
The performance goals set by the Management Development/Compensation Committee for the LTIP may be based upon the metrics reflecting one or more of the following business measurements: earnings, cash flow, revenues, financial return ratios, debt reduction, risk management, customer satisfaction, and total stockholder returns, any of which may be measured either in absolute terms or as compared with another company or companies or with prior periods. The performance goals for each of the performance cycles currently underway relate to the achievement of certain EBITDA and debt reduction goals attributable to normal operating activities. The Management Development/Compensation Committee believes that these performance goals are aligned with the long-term shareholder value creation goals of increasing operating performance and reducing balance sheet leverage.
The awards are payable only if we achieve specified levels of (1) EBITDA (earnings before interest, taxes, depreciation, and amortization) compound annual growth, and (2) average annual debt reduction, in each case during (a) the two-year performance period beginning January 1, 2003 and ending December 31, 2004, (b) the three-year performance period beginning January 1, 2003 and ending December 31, 2005, and (c) the three-year performance period beginning January 1, 2004 and ending December 31, 2006. The EBITDA compound annual growth goal is weighted 60% and the average annual debt reduction goal is weighted 40% for the three-year performance period beginning January 1, 2005 and ending December 17, 2007. The Management Development/Compensation Committee will have discretion to adjust the performance goals for one or more affected cycles if a major acquisition, divestiture, or other extraordinary event results in a significant impact on our ability to achieve such goals.
Actual results between the threshold and target or the target and maximum are interpolated to calculate the actual payout. No award will be earned with respect to a goal if performance does not meet the threshold performance level for such goal. The goals are independent, however, and a partial award can be attained even if one threshold is missed. Pro rata awards based on whole months of active participation and based on actual results will be paid at the end of the performance period if an executive’s employment terminates due to death, disability or retirement. All awards will be forfeited if the executive voluntarily terminates employment or is discharged for cause. Participants may be given the opportunity to elect to receive some or all of any payment in the form of shares of our Common Stock.
On February 17, 2005, the Management Development/Compensation Committee adopted an amendment to the LTIP to clarify that employees who are otherwise eligible to participate in any of the Company’s non-qualified deferred compensation plans are permitted to defer LTIP awards in accordance with the terms of those plans. The LTIP previously made reference to the Company’s original Executive Deferred Compensation Plan. As the result of the Company’s adoption of the 2005 Executive Deferred Compensation Plan, the Compensation Committee determined that it was in the Company’s best interests to define the term “Deferred Compensation Plan” in the LTIP more broadly, to include any and all deferred compensation plans that the Company maintains currently or in the future. The amendment does not require approval by the Company’s stockholders.

Recent Developments with Respect to Executive Compensation
2005 RSU Grants
On January 3, 2005, the Company granted 45,000, 30,000, 20,000, 20,000, and 20,000 restricted stock units to Messrs. Slager, Hathaway, Helm, Swierenga, and Gray, respectively. These restricted stock units will vest over five years. The closing price of the Company’s common stock on January 3, 2005, was $9.09 per share.
Certification of Achievement of 2004 Performance Goals for Senior Executive Officer Defined Bonus Plan
On February 17, 2005 the Management Development/Compensation Committee certified that the 2004 non-financial performance goals with respect to the Company’s Senior Executive Officer Defined Bonus Plan (the Officer Bonus Plan) had been achieved. The Management Development/Compensation Committee also determined that the Company did not meet the 2004 financial performance goals for year-over-year growth in EBITDA. The Company therefore awarded annual incentive compensation for non-financial performance, but did not award any bonus compensation based on Company financial performance under the Officer Bonus Plan to the Company’s former Chief Executive Officer and current and former Named Executive Officers, as set forth in the Summary Compensation Table.
Certification of Non-Achievement of 2004 Performance Goals for Long-Term Incentive Plan
On February 17, 2005, the Management Development/Compensation Committee certified that the Company had not achieved either (a) the goal with respect to EBITDA Compound Growth for the 2003-2004 performance cycle (the 2003-2004 Cycle) under the LTIP, or (b) the goal with respect to Net Annual Debt Reduction for the 2003-2004 Cycle under the LTIP. Accordingly, the Company did not make any LTIP awards to the Company’s former Chief Executive Officer and current and former Named Executive Officers for the 2003-2004 Cycle under the LTIP.
2005 Performance Goals for Senior Management Incentive Plan
On February 17, 2005, the Management Development/Compensation Committee approved the 2005 performance goals for each of the components of the Senior Management Incentive Plan, formerly the Senior Executive Officer Defined Bonus Plan (the Senior MIP). The Senior MIP includes two components for 2005.
One component will continue to utilize a combination of overall Company financial performance goals and individual performance goals with the following weightings relative to their target awards: 75% for overall Company financial performance, based upon 2005 EBITDA growth, and 25% for individual performance. The second component will utilize the overall Company financial performance goals consisting of year-over-year EBITDA growth and return on invested capital target levels, as well as the individual performance goals, with the same relative weighting between Company and individual performance goals as in the case of the first component. These goals are consistent with the performance measures established under the Management Incentive Plan (formerly, the Corporate Defined Bonus Plan), the material terms of which were previously approved by the Company’s stockholders. The Company’s Named Executive Officers, other than the current Chief Executive Officer, as well as certain other senior executive management personnel, will be eligible for annual incentive compensation under the Senior MIP based upon the more favorable outcome of the two components. The following table provides certain information with respect to potential future payouts payable to the Company’s Named Executive Officers (other than the current Chief Executive Officer) under the Senior MIP:

Maximum
Name	2005 Annual Incentive(1)

Donald W. Slager	$1,125,000
Peter S. Hathaway	870,000
Steven M. Helm	631,350
Donald A. Swierenga	734,250
James E. Gray	450,000

(1)	The maximum annual incentive that may be paid to any participant for any year under the plan cannot exceed the lesser of (a) 150% of the participant’s annual base salary or (b) $5,000,000.
In the event that the Company does not achieve either of the overall Company performance goals described above, participants in the Senior MIP will be eligible to receive incentive compensation for 2005 based upon achievement of financial performance goals by one or more of the Company’s operating regions during 2005. If one or more regions achieves its performance goals, participants in the Senior MIP will receive a portion of the maximum annual incentive compensation to which they would otherwise have been entitled.
2005 Transition Plan for Senior and Key Management Employees
On February 17, 2005, the Management Development/Compensation Committee adopted the 2005 Transition Plan for Senior and Key Management Employees (the Transition Plan). The Transition Plan is designed to ensure the retention of certain senior management and other key employees during the Company’s transition to a new Chief Executive Officer and Chairman of the Board of Directors and to ensure retention of key employees while implementing the Company’s new operating plan. Under the Transition Plan, each covered individual will receive (a) one payout on June 20, 2005, if the individual remains employed with the Company through June 15, 2005, and (b) a second payout on December 20, 2005, if the individual remains employed with the Company through December 15, 2005. In order to receive the payouts, the employee must be employed with the Company in the same, similar or advanced position in which he or she is currently employed. There will be no pro-ration of the payout if an employee leaves the Company for any reason prior to the relevant payout date. The following table provides certain information with respect to potential future payouts payable to the Company’s Named Executive Officers (other than the current Chief Executive Officer who is not eligible for this payment) under the Transition Plan:

Name	Potential 2005 Payout

Donald W. Slager	$200,000
Peter S. Hathaway	150,000
Steven M. Helm	100,000
Donald A. Swierenga	85,000
James E. Gray	85,000
2005-2007 LTIP Performance Cycle
On February 17, 2005, the Management Development/Compensation Committee approved the implementation of a 2005-2007 LTIP performance cycle (the 2005-2007 Cycle) under the LTIP, and the performance goals for the 2005-2007 Cycle. The 2005-2007 Cycle is January 1, 2005 through December 31, 2007. LTIP awards for the 2005-2007 Cycle will be payable only if the Company achieves, on an overall basis for the three-year performance period, specified goals for average annual cash flow from operations and improvements in the return on invested capital, weighted 60% and 40%, respectively. These goals are consistent with the performance measures established under the LTIP, the material terms of which were previously approved by the Company’s stockholders. The following table provides certain information with respect to awards granted to the Company’s Named Executive Officers, other than the current Chief Executive Officer, for the 2005-2007 Cycle:

	Potential Future Payouts Under
	2005-2007 Cycle

Name	Threshold(1)	Target(2)	Maximum(3)

Donald W. Slager	$150,000	$750,000	$1,500,000
Peter S. Hathaway	116,000	580,000	1,160,000
Steven M. Helm	84,180	420,900	841,800
Donald A. Swierenga	60,000	300,000	600,000
James E. Gray	60,000	300,000	600,000

(1)	The threshold payout is 20% of the target award, if the specified minimum performance goals are satisfied.

(2)	The target payout is 100% of the target award, if the specified target performance goals are satisfied.

(3)	The maximum payout is 200% of the target award, if the specified stretch performance goals are satisfied.
Summary of 2005 Senior Executive Officer Compensation
The following table sets forth certain information with respect to 2005 compensation payable to the Company’s Chief Executive Officer and Named Executive Officers as a result of the actions taken by the Management Development/Compensation Committee on February 17, 2005 and other actions taken by the Compensation Committee in December 2004:

	Mr. Cotros		Mr. Slager	Mr. Hathaway	Mr. Helm	Mr. Swierenga	Mr. Gray

Base Salary	$1,872,000	(1)	$750,000	$580,000	$420,900	$489,500	$300,000
2005 Senior Management Incentive Plan(2)	—		0 to 1,125,000	0 to 870,000	0 to 631,350	0 to 734,250	0 to 450,000
Transition Plan(3)	—		200,000	150,000	100,000	85,000	85,000
2005-2007 LTIP Cycle(4)	—		0 to 1,500,000	0 to 1,160,000	0 to 841,800	0 to 600,000	0 to 600,000
Restricted stock units(5)	—		409,050	272,700	181,800	181,800	181,800

			$1,359,050	$1,002,700	$702,700	$756,300	$566,800
			to	to	to	to	to
Total(6)	$1,872,000		$3,984,050	$3,032,700	$2,175,850	$2,090,550	$1,616,800

(1)	Assumes that Mr. Cotros remains employed as the Company’s Chief Executive Officer for all of 2005 at a base salary of $156,000 per month.

(2)	Amounts shown represent the range from minimum to maximum potential incentive compensation under the plan. Actual amounts of bonuses, if any, will not be determined and paid until early 2006.

(3)	Assumes that the officer receives the full amount payable to him under the Transition Plan.

(4)	Amounts shown represent the range from minimum to maximum potential LTIP awards payable under the 2005-2007 Cycle. Actual amounts of LTIP awards, if any, will not be determined and paid until early 2008.

(5)	Represents the number of restricted stock units granted to each executive on January 3, 2005, multiplied by the closing price of the Company’s common stock on January 3, 2005, which was $9.09 per share.

(6)	Amounts shown do not include other components of total compensation payable to the Chief Executive Officer and Named Executive Officers in 2005. Such amounts may include additional grants of options or restricted stock units, perquisites, the value realized from stock option exercises or sales of restricted stock, and other amounts.
Employment Agreements
We have employment agreements with our current Chief Executive Officer and each of the other Named Executive Officers, as described below. We also had employment agreements with our former Chief Executive Officer and former Executive Vice President and Vice Chairman, also as described below.
Employment Agreement with Charles H. Cotros
On October 4, 2004, we entered into an employment agreement with Charles H. Cotros under which Mr. Cotros will serve as our Chairman of the Board of Directors and Chief Executive Officer. The agreement provides that Mr. Cotros will serve in those positions for at least one year, but not more than two years, although either party can decide to terminate the agreement earlier. Mr. Cotros has agreed to continue service as a director for at least three years after the employment agreement terminates, subject to nomination by the Governance Committee and election by shareholders. As compensation for his service as Chairman and Chief Executive Officer, we will pay Mr. Cotros a base salary of $156,000 per month. Mr. Cotros can elect to receive up to 50% of his salary in the form of Company common stock. If the Company terminates Mr. Cotros’ employment “without cause” or if Mr. Cotros terminates his employment for “good reason” (as those terms are defined in the employment agreement) within the first year of his employment, he will continue to be paid his base salary for the remainder of that first year.
In connection with his employment agreement, the Company granted to Mr. Cotros options to acquire 240,000 shares of Company common stock at an exercise price of $9.06 per share, which was the closing price of the common stock on October 4, 2004. The options vest 50% on April 4, 2005, and 50% on October 4, 2005 and, to the extent vested, will remain exercisable until October 4, 2010, notwithstanding Mr. Cotros’ termination of employment for any reason. In addition, any unvested options will be 100% vested upon termination of Mr. Cotros’ employment unless he is terminated “for cause” or he leaves employment without “good reason,” as those terms are defined in the employment agreement.
Under the employment agreement, Mr. Cotros is entitled to (a) four weeks paid vacation; (b) participation in all employee pension and welfare benefit plans and programs maintained by the Company for the benefit of its employees generally; (c) reimbursement of Mr. Cotros’ necessary business expenses; (d) reimbursement for all reasonable costs incurred in commuting from his current homes to the Company’s headquarters in Scottsdale, Arizona; and (e) indemnification and directors’ and officers’ insurance coverage. The Company also maintains rental housing for Mr. Cotros in the Scottsdale area. In addition, Mr. Cotros has access to the aircraft currently owned or leased by the Company, subject to its availability, for the purpose of traveling between the Company’s headquarters in Scottsdale and Mr. Cotros’ personal residences. Mr. Cotros’ employment agreement also contains standard provisions related to confidentiality and proprietary information, as well as non-competition and non-solicitation obligations during the employment term and for two years after his employment terminates.

Employment Agreement with Thomas H. Van Weelden
Effective January 1, 2004, we entered into an employment agreement with Thomas H. Van Weelden that superseded our previous employment agreement with Mr. Van Weelden. Under this agreement, Mr. Van Weelden served as our Chief Executive Officer and Chairman of the Board of Directors at a base salary of $1,250,000 per year. The employment agreement also provided that Mr. Van Weelden would be entitled to (a) annual cash incentive compensation in an amount to be determined by the Board of Directors, with a target goal equal to 100% of his base salary; (b) four weeks paid vacation; (c) automobile allowance of $600 per month; (d) club membership dues; (e) participation in incentive, savings, retirement, and stock plans maintained by the Company for its executive officers; (f) participation in welfare benefit plans maintained by the Company for the benefit of its employees generally; (g) reimbursement of expenses; and (h) indemnification and directors’ and officers’ insurance coverage.
On October 4, 2004, Mr. Van Weelden resigned as our Chairman of the Board and Chief Executive Officer. On October 25, 2004, Mr. Van Weelden resigned as President and the Company and Mr. Van Weelden terminated Mr. Van Weelden’s employment agreement, effective immediately, except for those provisions that have continuing effect under the terms of the agreement, as amended. As a result of the termination of the employment agreement (a) Mr. Van Weelden will be entitled to all of the compensation and benefits to which he would have been entitled under the employment agreement, as amended, as if the agreement had continued through May 30, 2005; (b) effective May 31, 2005, Mr. Van Weelden will be entitled to all of the severance compensation and benefits to which he would have been entitled if he had terminated the agreement for “good reason” or the Company terminated the agreement “without cause” (as those terms were defined in the agreement); and (c) Mr. Van Weelden will be entitled to receive his annual incentive compensation, if any, for fiscal 2004 in the same manner and at the same time that other named officers of the Company are paid their annual incentive compensation for the fiscal year ending December 31, 2004. Accordingly, (1) from November 2004 to May 30, 2008, we will pay Mr. Van Weelden an aggregate of approximately $4,375,000, representing the equivalent of his salary for 42 months, (2) from May 31, 2005, to May 30, 2008, we will pay Mr. VanWeelden an aggregate of approximately $3,767,000, representing the equivalent of his targeted bonus for three years, (3) Mr. Van Weelden will also be entitled to receive health and related benefits over a five-year period estimated to aggregate approximately $150,000 in total value, and (4) as a result of the achievement of the 2004 non-financial performance goals, Mr. Van Weelden will receive a bonus of $376,748 for 2004. In addition, under the terms of Mr. Van Weelden’s employment agreement, he will continue to vest in his equity awards for a period of three years beginning May 31, 2005. Mr. Van Weelden will remain subject to standard provisions in his employment agreement related to confidentiality and proprietary information, and will be subject to non-competition and non-solicitation obligations for three years after termination of his employment.
Employment Agreement with Thomas W. Ryan
Effective August 1, 2003, we entered into an employment agreement with Thomas W. Ryan that superseded our prior employment agreement with Mr. Ryan. Under this agreement, Mr. Ryan served as our Executive Vice President and Vice Chairman at a base salary of $575,000 in 2004. The agreement provided for a term ending on December 31, 2005. The employment agreement also provided that Mr. Ryan would be entitled to (a) annual cash incentive compensation in an amount to be determined by the Board of Directors, with a target equal to 100% of his base salary; (b) four weeks paid vacation; (c) automobile allowance of $600 per month; (d) club membership dues; (e) participation in incentive, savings, retirement, and stock plans maintained by the Company for its executive officers; (f) participation in welfare benefits offered to employees generally; (g) reimbursement of expenses; and (h) indemnification and directors’ and officers’ insurance coverage. Under the agreement, if Mr. Ryan terminated his employment for “good reason” or if the Company terminated his employment, “without cause” (as these terms were defined in the agreement), we would be obligated to pay an amount equal to two times the sum of Mr. Ryan’s base salary and targeted annual incentive compensation for the year in which the termination occurred.
In December 2004, the Company and Mr. Ryan agreed that Mr. Ryan would retire from the Company, effective December 30, 2004, and the Company and Mr. Ryan terminated Mr. Ryan’s employment agreement effective as of December 30, 2004. The Company will pay to Mr. Ryan an aggregate of approximately $3.5 million (subject to certain contingencies) in installments over a period of ten years beginning in January 2005 pursuant to an unfunded supplemental executive requirement benefit plan. The amount is equal to the full amount of retirement benefits to which Mr. Ryan would have been entitled under his employment agreement if he had continued to serve as an officer of the Company through December 31, 2005. The Company’s aggregate payments to Mr. Ryan will be less than those that the Company was obligated to pay under Mr. Ryan’s employment agreement, however, because the Company ceased paying Mr. Ryan’s salary on December 30, 2004 rather than December 31, 2005, and Mr. Ryan will not be eligible for any new incentive compensation after 2004. Mr. Ryan will remain subject to standard provisions in the employment agreement related to confidentiality and proprietary information, and will be subject to non-competition and non-solicitation obligations for one year after termination of his employment.
Employment Agreements with Messrs. Slager, Hathaway, Helm, Swierenga and Gray
Effective January 1, 2004, we entered into employment agreements with each of Donald W. Slager, Peter S. Hathaway, and Steven M. Helm. These agreements superseded our prior employment agreements with each of these executive officers. Effective June 1, 2004, we entered into an employment agreement with Donald A. Swierenga. Effective January 3, 2001, we entered into an employment agreement with James E. Gray.
Under these agreements, (a) Mr. Slager currently serves as our President and Chief Operating Officer; (b) Mr. Hathaway currently serves as our Executive Vice President and Chief Financial Officer; (c) Mr. Helm currently serves as our Executive Vice President, General Counsel, and Corporate Secretary; (d) Mr. Swierenga currently serves as our Senior Vice President, Operations; and (e) Mr. Gray currently serves as our Senior Vice President, Controller, and Chief Accounting Officer. Under the agreements, Mr. Slager’s base salary was $668,000 for 2004, Mr. Hathaway’s base salary was $580,000 for 2004, Mr. Helm’s base salary was $420,900 for 2004, Mr. Swierenga’s base salary was $489,500 for 2004, and Mr. Gray’s base salary was $291,110 for 2004. The term of each employment agreement is a continuous period of two years, such that at any given time the remaining term of the agreement is two years. The employment agreements also provide that each executive is entitled to (a) annual cash incentive compensation in an amount to be determined by the Board of Directors, with a target goal equal to 100% of the executive’s base salary for Messrs. Slager, Hathaway, and Helm and 80% of the executive’s base salary for Messrs. Swierenga and Gray; (b) four weeks paid vacation; (c) automobile allowance of $600 per month; (d) club membership dues; (e) participation in incentive, savings, retirement, and stock plans maintained by the Company for its executive officers; (f) participation in welfare benefit plans maintained by the Company for the benefit of its employees generally; (g) reimbursement of expenses; and (h) indemnification and directors’ and officers’ insurance coverage.
In the event the employment agreement of either Messrs. Slager, Hathaway, or Helm is terminated by the executive for “good reason” or by the Company “without cause” (as those terms are defined in the agreements), including termination within one year preceding or 18 months following the date on which a “change of control” (as defined) has occurred, we will be obligated to pay an amount equal to (i) three times the sum of the executive’s base salary plus (ii) targeted annual incentive compensation for the year in which the termination occurs. In the event the employment agreement of either Mr. Swierenga or Mr. Gray is terminated by the executive for “good reason” or by the Company “without cause” (as defined), including termination within one year preceding or 18 months following the date on which a “change of control” (as defined) has occurred, we will be obligated to pay an amount equal to (i) two times the sum of the executive’s base salary plus (ii) the targeted annual incentive compensation for the year in which the termination occurs. In addition, the Company and the executive may mutually agree to terminate his employment agreement immediately upon his reassignment to a different position with the Company.
The employment agreements for Messrs. Slager, Hathaway, Helm, Swierenga, and Gray provide for a partial gross-up for excise taxes under Section 280G of the Internal Revenue Code, provided that the price of the Company’s common stock equals or exceeds an established threshold ($20.70 in 2005), in connection with the cash payments made in the event of a termination of their agreements for good reason or without cause in connection with a change in control. Each of the employment agreements contains standard provisions relating to confidentiality and proprietary information, as well as non-competition and non-solicitation obligations during the employment term and for up to three years after termination of employment.
Supplemental Executive Retirement Plan
Under our Supplemental Executive Retirement Plan (SERP), which was adopted by the Board of Directors effective August 1, 2003, we will pay retirement benefits to certain executives employed by us. Executives that participate in the SERP are selected by the Board of Directors. Qualifications to receive retirement payments under the SERP are outlined in each executive’s employment agreement. Depending on the terms of the specific agreement, upon bona fide retirement from Allied (a) the sum of the executive’s age and years of service with the company must equal at least 63 and (b) the executive must have completed at least 5 to 20 years of service with the Company.
Subject to certain contingencies executives who meet the requirements will be entitled to maximum retirement payments for each year during the ten years following retirement in an amount equal to 60% of his or her average base salary during the three consecutive full calendar years of employment immediately preceding the date of retirement. For purposes of the SERP, years of service include all whole years of employment with Allied Waste and with any entity acquired by us beginning with the executive’s initial date of employment with Allied Waste or the acquired entity. In the event of the executive’s death prior to the payment of all of the retirement payments under the SERP, the balance of the payments will be made to the executive’s surviving spouse or to any other beneficiary named by the executive.
Pursuant to his Executive Employment Agreement, which became effective August 1, 2003, Thomas W. Ryan was the only Named Executive Officer selected by the Board of Directors to participate in the SERP during 2003. In January 2004, the Board of Directors approved new employment agreements for Messrs. Slager, Hathaway, Helm, and Van Weelden under which those Named Executive Officers were selected by the Board of Directors to participate in the SERP.
The following table illustrates the potential annual retirement benefit payable to an executive who participates in the SERP based on a sample final average compensation. The benefits shown below are not subject to reduction for Social Security benefits.

Annual Retirement Benefit After
Final Average Compensation(1)	Required Years of Service(2)

$400,000	$240,000
600,000	360,000
800,000	480,000
1,000,000	600,000
1,200,000	720,000
1,400,000	840,000

(1)	Final average compensation is the average base salary for the three consecutive full calendar years immediately preceding the date of retirement.

(2)	This column represents the maximum benefits payable under the SERP assuming retirement at age 60. The required years of service for the maximum benefits for Messrs. Slager, Hathaway, and Helm are 20, 9, and 9, respectively. As of December 31, 2004 Messrs. Slager, Hathaway, and Helm had 19, 13, and 9 years of service, respectively for purposes of SERP. Mr. Van Weelden’s employment agreement, as amended in October 2004, provides that Mr. Van Weelden will begin receiving severance compensation and benefits effective May 31, 2005 and, therefore, will not be eligible for SERP benefits. Mr. Ryan’s employment agreement, as amended December 2004, provides that Mr. Ryan will begin receiving annual SERP benefits in the amount of $351,615 over a period of ten years, beginning January 2005.
Compensation Committee Interlocks and Insider Participation
During the fiscal year ended December 31, 2004, the Management Development/Compensation Committee consisted of Messrs. Lehman, Jackson, Lipson, Ressler, and Rudman. Except in the case of Messrs. Lipson and Ressler, none of these individuals had any contractual or other relationships with the Company during such fiscal year except as directors. Mr. Cotros was elected to the Board on July 22, 2004 and was appointed to the Compensation and Governance Committees. Mr. Cotros was elected Chairman of the Board and Chief Executive Officer on October 4, 2004 and he resigned from the Compensation and Governance Committees at that time. Messrs. Lipson and Ressler are Shareholder Designees (as defined) under our Shareholder Agreement with Apollo/Blackstone Investors (see Item 13, Certain Relationship and Related Transactions).
Compensation of Directors
We currently pay each non-employee Director a cash fee of $40,000 annually. In 2004, we paid each non-employee Director $2,000 for each regular and special meeting of the Board of Directors attended in person, $2,000 for each Committee meeting attended in person, and $1,000 for each meeting (Board or Committee, regular or special) attended by telephone. In addition we reimbursed travel expenses, as appropriate. Employee Directors do not receive additional compensation for service on the Board of Directors or its committees.
Under the 1994 Non-Employee Director Stock Option Plan (the 1994 Director Plan), each non-employee Director may elect to have his cash fees converted into shares of Common Stock at the market price of the stock on the last day of the quarter for which the fees are paid. The 1994 Director Plan also entitles each non-employee Director to receive an option to purchase 25,000 shares of Common Stock on his initial election to the Board and an option to purchase 10,000 shares on each date he is re-elected by the shareholders. Employee Directors are not eligible to participate in the 1994 Director Plan, but are eligible to participate in our other incentive stock plans.
On February 17, 2005, the Board adopted several changes to the manner in which the Company will compensate its non-employee Directors. Non-employee Directors will continue to receive their current annual cash retainers and meeting fees. In addition, beginning in 2005, the Chairs of the Compensation Committee, Audit Committee, and Governance Committee will each receive annual retainers in the amount of $7,500. These annual retainers are intended to recognize the increased time commitments required of committee Chairs and to be consistent with competitive trends and peer company practices.
On February 17, 2005, the Board also amended and restated the 1994 Director Plan into the proposed 2005 Non-Employee Director Equity Compensation Plan (2005 Directors’ Plan), subject to stockholder approval. The 2005 Directors’ Plan would become effective upon approval by the Company’s stockholders. The purpose of the 2005 Directors’ Plan is to appropriately compensate the non-employee Directors for their increased duties and responsibilities, to encourage greater direct share ownership, and to be consistent with broader trends in board compensation and governance. The proposed changes would increase the number of shares available for grant or award under the plan, and provide for the opportunity to issue restricted shares and restricted stock units, or “RSUs”, in addition to stock options.
The proposed changes would increase the aggregate number of shares of the Company’s common stock available for grant or award under the 2005 Directors’ Plan by 1,000,000 shares, to a total of 2,750,000 shares. The 2005 Directors’ Plan would permit grants up to the following limits: (1) a one-time award of restricted stock or RSUs having a fair market value of up to $200,000 (or the equivalent value in the form of stock options) upon the initial election of a Director to the Board of Directors, subject to vesting (at a rate of one-third per year) over three years following the date of grant, and (2) annual grants of restricted stock or RSUs having a fair market value of up to $80,000 (or the equivalent value in the form of stock options), subject to vesting in full after one year. The number of option shares to which a Director would be entitled would be three times the number of shares of restricted stock or RSUs to which a Director otherwise would be entitled.
Under the 2005 Directors’ Plan, non-employee Directors also would be permitted to (a) elect to receive restricted shares of RSUs in lieu of all or any portion of their annual cash retainer and meeting fees, and (b) defer the settlement of their RSUs, if and to the extent permitted under the terms of any non-qualified deferred compensation plan sponsored by the Company. Shares obtained as the result of an election to receive restricted shares or RSUs in lieu of annual cash retainer and meeting fees would not be subject to vesting.
If the 2005 Directors’ Plan is approved by the stockholders, the Board intends to make the following grants in 2005: (1) a one-time award of restricted stock or RSUs having a fair market value of $150,000 (or the equivalent value in the form of stock options) upon the initial election of a Director to the Board of Directors, subject to vesting (at a rate of one-third per year) over three years following the date of grant, and (2) annual grants of restricted stock or RSUs having a fair market value of $55,000 (or the equivalent value in the form of stock options), subject to vesting in full after one year. Absent approval of the 2005 Directors’ Plan, the 1994 Director Plan will remain in effect and the Company will continue to grant stock options to non-employee Directors pursuant to that Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information, derived from filings with the Securities and Exchange Commission and other public information, regarding the beneficial ownership of our Common Stock at February 8, 2005 by: (i) each person who is known by us to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each of the current Directors and executive officers named in the Summary Executive Compensation Table, and (iii) all current Directors and executive officers as a group. Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment powers with respect to the stock listed.

	Common Stock and
	Common Stock
Name of Person or Identity of Group(1)	Equivalents(2)		Percentage

Apollo Investment Fund III, L.P
Apollo Overseas Partners III, L.P.
Apollo (U.K.) Partners III, L.P.
Apollo Investment Fund IV, L.P.
Apollo Overseas Partners IV, L.P.
Apollo/AW LLC
c/o Apollo Advisors, II, L.P.	65,739,579	(3)	20.7%
10250 Constellation Blvd, Suite 2900
Los Angeles, CA 90067
Blackstone Capital Partners II and III Merchant Banking Fund L.P.
Blackstone Offshore Capital Partners II and III L.P.
Blackstone Family Investment Partnership II and III L.P.
c/o Blackstone Management Associates II L.L.C	47,906,868	(4)	15.1%
345 Park Avenue, 31st Floor
New York, NY 10154
Capital Research and Management Company	31,345,200		9.9%
333 South Hope Street
Los Angeles, CA 90071
Charles H. Cotros	25,000	(5)	*
Robert M. Agate	95,562	(6)	*
Leon D. Black	65,824,161	(7)	20.7%
James W. Crownover	57,000	(8)	*
Michael S. Gross	65,862,222	(7)	20.7%
Dennis R. Hendrix	131,539	(9)	*
J. Tomilson Hill	47,936,868	(10)	15.1%
Nolan Lehmann	172,817	(11)	*
Howard A. Lipson	48,001,868	(10)	15.1%
Antony P. Ressler	65,867,001	(7)	20.7%
Lawrence V. Jackson	43,283	(12)	*
Warren B. Rudman	120,448	(9)	*
Donald W. Slager	535,743	(13)	*
Peter S. Hathaway	501,719	(14)	*
Steven M. Helm	462,389	(15)	*
Thomas H. Van Weelden	3,772,168	(16)	1.2%
Thomas W. Ryan	313,888	(17)	*
All Directors and executive officers as a group (17 persons)(3),(4) and(5)-(17)	120,337,650		37.3%

*	Does not exceed one percent.

(1)	Unless otherwise indicated, the address of each person or group listed above is 15880 North Greenway-Hayden Loop, Suite 100, Scottsdale, Arizona 85260.

(2)	Includes shares of Common Stock that may be acquired upon the exercise of options within 60 days, shares of restricted stock that are currently vested or will vest within 60 days and shares of Common Stock issuable upon conversion of our Series C Preferred Stock.

(3)	This total represents shares held by Apollo Investment Fund III, LP (25,461,653 shares, representing 38%), Apollo Overseas Partners III, LP (1,672,338 shares, representing 2%), Apollo (UK) Partners III, LP (1,035,588 shares, representing 2%), Apollo Investment Fund IV, LP (31,401,337 shares, representing 48%), Apollo Overseas Partners IV, LP (1,748,663 shares, representing 3%), and Apollo/AW LLC (4,420,000 shares, representing 7%), (collectively, the Apollo Investors). Apollo Advisors II, LP, Apollo Advisors IV, LP and/or Apollo Management, LP (and together with affiliated investment managers, Apollo Advisors) which serves as general partner and/or manager for each of the Apollo Investors, each of which is affiliated with one another. Messrs. Black, Gross, and Ressler are principals of Apollo Advisors and each disclaims beneficial ownership of the indicated shares.

(4)	This total represents shares held by Blackstone Management Associates II L.L.C. (Blackstone Associates) which serves as general partner for each of Blackstone Capital Partners II Merchant Banking Fund L.P (6,611,545 shares, representing 14%), Blackstone Offshore Capital Partners II L.P. (1,962,386 shares, representing 4%), Blackstone Family Investment Partnership II L.P. (657,937 shares, representing 1%), Blackstone Capital Partners III Merchant Banking Fund L.P. (30,668,235 shares, representing 64%), and Blackstone Offshore Capital Partners III L.P. (5,686,265 shares, representing 12%) and Blackstone Family Investment Partnership III L.P. (2,320,500 shares, representing 5%) (collectively, the Blackstone Investors). Messrs. Lipson and Hill are Managing Directors of Blackstone Associates and each disclaims beneficial ownership of the shares owned by the Blackstone Investors.

(5)	Includes 25,000 shares of Common Stock that may be acquired on the exercise of options.

(6)	Includes 65,000 shares of Common Stock that may be acquired on the exercise of options.

(7)	This total includes (i) 65,739,579 shares beneficially owned by the Apollo Investors, and (ii) 95,000, 95,000 and 65,000 shares that may be acquired on the exercise of options by each of Messrs. Gross, Ressler and Black, respectively. Each of Messrs, Gross, Ressler and Black disclaim beneficial ownership of shares owned by Apollo.

(8)	Includes 45,000 shares of Common Stock that may be acquired on the exercise of options.

(9)	Includes 95,000 shares of Common Stock that may be acquired on the exercise of options.

(10)	Includes (i) 47,906,868 shares beneficially owned by the Blackstone Investors, and (ii) 95,000 and 30,000 shares that may be acquired on the exercise of options by Messrs. Lipson and Hill, respectively. Each of Messrs. Lipson and Hill disclaim beneficial ownership of Blackstone.

(11)	Includes 100,000 shares of Common Stock that may be acquired on the exercise of options.

(12)	Includes 35,000 shares of Common Stock that may be acquired on the exercise of options.

(13)	Includes 499,866 shares of Common Stock that may be acquired on the exercise of options. Excludes 364,207 unvested restricted stock units because he does not have investment or voting power for these units.

(14)	Includes 467,333 shares of Common Stock that may be acquired on the exercise of options. Excludes 338,095 unvested restricted stock units because he does not have investment or voting powers for these units.

(15)	Includes 441,667 shares of Common Stock that may be acquired on the exercise of options. Excludes 210,603 unvested restricted stock units because he does not have investment or voting power for these units.

(16)	Includes 1,827,825 shares of Common Stock that may be acquired on the exercise of options, 914,286 unvested shares of restricted stock. Includes 460,000 shares of Common Stock subject to a prepaid variable share forward agreement with JP Morgan Chase (the Forward Sale Agreement), pursuant to which Mr. Van Weelden will deliver on November 21, 2005, part or all of such shares of Common Stock (or, at Mr. Van Weelden’s option, the cash equivalent of such shares) as determined by a formula set forth in the Forward Sale Agreement. Mr. Van Weelden also has entered into a pledge agreement under which he pledged 460,000 shares of Common Stock to secure his obligations under the Forward Sale Agreement. Unless there is a default under the Forward Sale Agreement, Mr. Van Weelden retains all voting rights with respect to such shares, and therefore retains beneficial ownership of such shares, until they are delivered pursuant to the Forward Sale Agreement. Excludes 33,333 unvested restricted stock units because he does not have investment or voting power for these units. Mr. Van Weeldon resigned as an executive officer and director of the Company in October 2004.

(17)	Includes 68,750 shares of Common Stock that may be acquired on the exercise of options, 214,286 unvested shares of restricted stock. Excludes 13,333 unvested restricted stock units because he does not have investment or voting power for these units. Mr. Ryan retired as an executive officer of the Company in December 2004.

Equity Compensation Plan Information as of Fiscal Year-End
We maintain (a) the Amended and Restated 1991 Incentive Stock Plan, as amended (the 1991 Plan), (b) the 1993 Incentive Stock Plan, as amended (the 1993 Plan), and (c) the Amended and Restated 1994 Incentive Stock Plan, as amended (the 1994 Plan). The 1991 Plan, 1993 Plan, and 1994 Plan provide for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock, stock bonuses, and certain cash bonuses. The 1991 Plan also provides for the grant of restricted stock units.
The 1991 Plan limits the maximum number of shares that may be granted to not more than 10.5% of the number of fully diluted shares of Common Stock on the date of an award. The 1991 Plan also limits awards in the form of restricted stock, restricted stock units, stock bonuses, performance awards, and phantom stock to not more than 25% of the aggregate shares available to be awarded or granted under the plan and limits the maximum number of options granted to any individual under the 1991 Plan to 500,000 per year. A maximum of 2,000,000 shares of Common Stock may be granted under the 1994 Plan. The 1994 Plan also limits the maximum number of awards that may be granted to any individual under the 1994 Plan to 1,000,000 shares of Common Stock per year.
As of January 31, 2005, there were 13,973,640 shares of common stock available for grant under the 1991 Plan and 202,000 shares of common stock available for grant under the 1994 Plan. The Company can no longer make grants under the 1993 Plan, although outstanding awards under that plan will remain in effect pursuant to the terms of such awards.
We also maintain the 1994 Director Plan, which currently provides for the automatic grant of options to acquire 25,000 shares of Common Stock at the time a non-employee Director is first elected to the Board of Directors and provides for an annual grant of options to acquire 10,000 shares of Common Stock to continuing non-employee Directors. There currently are 292,700 shares of Common Stock available for grant under the 1994 Director Plan. On February 17, 2005, the Board amended and restated the 1994 Director Plan into the 2005 Non-Employee Director Equity Compensation Plan, subject to stockholder approval, as described under “Compensation of Directors.”

The following table gives information as of the fiscal year ended December 31, 2004 about compensation plans under which our equity securities are authorized for issuances, which includes the 1991 Plan, the 1993 Plan and the 1994 Plan (collectively, the Incentive Stock Plans), and the 1994 Director Plan.
EQUITY COMPENSATION PLAN INFORMATION

(c)
		(b)	Number of Securities
	(a)	Weighted-Average	Remaining Available for
	Number of Securities to be	Exercise Price of	Future Issuance under
	Issued upon Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights(1)	and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders(1)	21,765,901	$11.11	17,044,590
Equity compensation plans not approved by security holders	—	—	—
Total	21,765,901	$11.11	17,044,590

(1)	There are 210,070 stock options outstanding under the American Disposal Services, Inc. 1996 Stock Option Plan (“American Disposal Plan”) which were assumed as part of the merger of American Disposal and us in October 1998. These stock options are held by 71 former employees and consultants of American Disposal, and are exercisable for 346,615 shares of our Common Stock (after giving effect to the exchange ratio provided in the merger). These options have a weighted average exercise price of $20.17 per share. No further awards will be made under the American Disposal Plan. Statistics regarding the assumed options are not included in the above table.

Item 13.	Certain Relationships and Related Transactions
We enter into transactions with related parties only with the approval of a majority of the independent and disinterested members of the Board. We enter into such transactions only on terms we believe to be comparable to or better than those that would be available from unaffiliated parties, with the exception of items that are intended to be additional compensation. All of the loans we made to executive officers or directors, including loans that have been repaid, were approved by the Board of Directors prior to the adoption of the Sarbanes-Oxley Act, in full compliance with our loan policies. All loan repayments were completed in accordance with our loan policies and in compliance with the Sarbanes-Oxley Act.
Donald W. Slager, our President and Chief Operating Officer, received a relocation loan from us in the amount of $150,000 in connection with his employment agreement dated April 8, 1996. The term of the loan is ten years, with 10% of the original principal balance forgiven by us each year and no interest accruing on the outstanding balance during Mr. Slager’s employment with us. The forgiveness of the loan is reported annually as a component of Mr. Slager’s compensation.
James G. Van Weelden, a brother of Thomas H. Van Weelden, our former Chairman of the Board, Chief Executive Officer, and President, was employed by us in 2003 as an Area Vice President and received $545,125 in employment compensation for the year ended December 31, 2003, which was consistent with the compensation paid to other Area Vice Presidents. Mr. Van Weelden was promoted to the position of Vice President, Market Planning and Development in February 2004 and received $1,172,989 in employment compensation for the year ended December 31, 2004.
Thomas H. Van Weelden, our former Chairman of the Board, Chief Executive Officer, and President, together with a trust in which members of Thomas H. Van Weelden’s immediate family are beneficiaries, and James G. Van Weelden, receive annual royalty payments from us in connection with two landfills, one in Newton County, Indiana and the other in Hoopeston, Illinois, that were previously owned by Messrs. Van Weelden and sold in 1989 to Environmental Development Corp. (EDC). In July 1992, we acquired EDC and assumed the obligation to make the royalty payments to Messrs. Van Weelden and the trust. These royalty payments are determined based on various factors, including the volume of the solid waste deposited in the landfills each year, and are payable for so long as deposits continue to be made at the landfill. During 2004, we paid $377,746, $240,966, and $20,307 to Thomas H. Van Weelden, James G. Van Weelden, and Thomas H. Van Weelden’s family trust, respectively. Thomas H. Van Weelden was furnished a vehicle for his personal use during a portion of 2004. Upon his termination of employment, Mr. Van Weelden returned this vehicle to the Company, and the vehicle was subsequently sold. We have determined that the fair market value of Mr. Van Weelden’s personal use of the vehicle was approximately $1,600.
Roger A. Ramsey, former Chief Executive Officer and Chairman of the Board, retired from the Board in December 2002. At that time we extended the term of his outstanding stock options, which Mr. Ramsey received as an employee and Director of Allied, and they continued to vest and remained exercisable until December 2004. Mr. Ramsey had a loan of $2.2 million from us pursuant to a non-recourse promissory note that bore interest at a rate of 6.625% per year, the due date for which was extended, in December 2002, from December 31, 2002 to December 31, 2004. Mr. Ramsey exercised options for 232,175 shares, and paid the net, after-tax proceeds, in the amount of $735,400, to us in December 2004. The promissory note was non-recourse with respect to Mr. Ramsey, other than with respect to the proceeds of the stock options which had been pledged to secure the loan, therefore the Company has recorded a charge for the amount of the uncollateralized portion of the note. Mr. Ramsey is not obligated to make any further payments to us under the promissory note.
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
We are party to the Third Amended and Restated Shareholder Agreement, dated as of December 18, 2003 (the Shareholders Agreement), with the Apollo/Blackstone Investors and certain other shareholders (together with the Apollo/Blackstone Investors, the Shareholders). The Shareholders Agreement amended and restated the Shareholders Agreement that was entered into with the Shareholders at the time they acquired their shares of Series A Preferred Stock and became effective at the time of the exchange of 110.5 million shares of common stock for the shares of Series A Preferred Stock. Under this Shareholder Agreement we have agreed, until the earlier to occur of July 31, 2009 or the date upon which the Apollo/Blackstone Investors own, collectively, less than 10% of the sum of the shares of common stock they acquired from TPG Partners, L.P., TPG Parallel, L.P. and Laidlaw Transportation, Inc. and the 87,295,000 shares of the common stock issued in connection with the Exchange (collectively, the Apollo/Blackstone Shares), to nominate and support the election to the Board of Directors of certain individuals (the Shareholder Designees) designated by the Apollo/Blackstone Investors. For so long as the Apollo/Blackstone Investors beneficially own: (i) 80% or more of the Apollo/Blackstone Shares, they shall be entitled to designate five Shareholder Designees; (ii) 60% or more but less than 80% of the Apollo/Blackstone Shares, they shall be entitled to designate four Shareholder Designees; (iii) 40% or more but less than 60% of the Apollo/Blackstone Shares, they shall be entitled to designate three Shareholder Designees; (iv) 20% or more but less than 40% of the Apollo/Blackstone Shares, they shall be entitled to designate two Shareholder Designees; and (v) 10% or more but less than 20% of the Apollo/Blackstone Shares, they shall be entitled to designate one Shareholder Designee; provided, that if, at any time as a result of our issuance of voting securities, the Apollo/Blackstone

Investors beneficially own 9% or less of the total voting power of voting securities then outstanding, the Apollo/Blackstone Investors shall only be entitled to designate at most three Shareholder Designees. Currently, Messrs. Black, Gross, Hill, Ressler and Lipson are the Shareholder Designees designated by the Apollo/Blackstone Investors.
In the Shareholders Agreement, we agreed to: (i) limit the number of our executive officers that serve on the Board of Directors to two; and (ii) nominate persons to the remaining positions on the Board of Directors who are recommended by the Governance Committee and are not our employees, officers or outside counsel or partners, employees, directors, officers, affiliates or associates of any Apollo/Blackstone Investors (the Unaffiliated Directors). Unaffiliated Directors shall be nominated only upon the approval of a majority vote of the Governance Committee, which will consist of not more than four Directors, at least two or whom shall be Shareholder Designees, or such lesser number of Shareholder Designees as then serves on the Board of Directors. If the Apollo/Blackstone Investors beneficially own less than 50% of the Apollo/Blackstone Shares, the Governance Committee shall contain only one number who is a Shareholder Designee.
In the Shareholders Agreement, the Shareholders agreed that, generally until the earlier to occur of July 31, 2009 or the date upon which the Apollo/Blackstone Investors own, collectively, voting securities of the Company which represent less than 10% of the total voting power of all of our voting securities on a fully diluted basis, the Shareholders will vote all voting securities beneficially owned by such persons to elect the individuals nominated to the board of Directors in accordance with the provisions of the Shareholders Agreement to vote all their shares as recommended by a majority of the entire Board of Directors in connection with mergers, business combinations and other similar extraordinary transactions, and otherwise to vote as they wish.
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

Item 14.	Principal Accountant Fees and Services
A summary of the services provided by PricewaterhouseCoopers LLP for the 2004 and 2003 fiscal years are as follows (in thousands):

	2004	2003

Audit Fees(1)	$3,050.4	$1,874.4
Audit-Related Fees(2)	758.2	842.3
Tax Fees(3)	23.5	31.0
All Other Fees	—	—

(1)	Relates to services for the annual financial statement audits included in our Form 10-K, services for the review of the financial statements included in our Form 10-Q, services in connection with capital markets transactions such as comfort letters and consents, and internal control attestation services required in 2004 to comply with the Sarbanes-Oxley legislation.

(2)	Includes subsidiary audits, agreed upon procedure audits, financial statement audits in connection with divestitures, assistance with the preparation and planning for our first annual assessment of our internal controls over financial reporting.

(3)	Fees were incurred for advice on a tax planning matter.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. The Audit Committee will consider annually for pre-approval a list of specific services and categories of services, including audit, audit-related, tax and other services, for the upcoming or current fiscal year. Any service that is not included in the approved list of services or that does not fit within the definition of a pre-approved service is required to be presented separately to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, by other means of communication.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
Financial Statement Schedules —
Schedule II — Valuation and Qualifying Accounts (in millions):

	Balance	Charges		Write-	Balance
	at	to	Other	Offs/	at
	12/31/01	Expense	Charges(1)	Payments	12/31/02

Receivable realization allowance	$30.2	$17.0	$(3.7)	$(21.2)	$22.3
Acquisition related severance and termination costs	4.1	—	—	(2.1)	2.0
Acquisition related restructuring costs	13.3	—	(3.1)	(6.9)	3.3

	Balance	Charges		Write-	Balance
	at	to	Other	Offs/	at
	12/31/02	Expense	Charges(1)	Payments	12/31/03

Receivable realization allowance	$22.3	$23.6	$0.1	$(23.6)	$22.4
Acquisition related severance and termination costs	2.0	—	—	(1.4)	0.6
Acquisition related restructuring costs	3.3	—	0.3	(1.3)	2.3

	Balance	Charges		Write-	Balance
	at	to	Other	Offs/	at
	12/31/03	Expense	Charges(1)	Payments	12/31/04

Receivable realization allowance	$22.4	$20.0	$(0.3)	$(25.1)	$17.0
Acquisition related severance and termination costs	0.6	—	—	(0.4)	0.2
Acquisition related restructuring costs	2.3	—	(0.1)	(0.7)	1.5

(1)	Amounts primarily relate to acquired and divested companies.
Valuation and qualifying accounts not included above have been shown in Notes 1, 7 and 13 of our consolidated financial statements included in Part II Item 8 of this Form 10-K.

BROWNING-FERRIS INDUSTRIES, INC.
Financial Statements of Browning-Ferris Industries, Inc. —
Following are the stand-alone financial statements for our wholly-owned subsidiary, Browning-Ferris Industries, Inc. (BFI). We are required to provide these financial statements under the Securities and Exchange Commission’s (SEC) Rule 3-16 of Regulation S-X. The stock of substantially all of BFI, along with certain of our other wholly-owned subsidiaries, collateralizes certain of our outstanding debt obligations. In Note 4 of our consolidated financial statements, included under Item 8 of this Form 10-K, we have provided information on both BFI and the other Allied subsidiaries that serve as collateral, both on an individual and combined basis. As of December 31, 2004, the book value of the assets of the combined entities whose stock serves as collateral was approximately $8.5 billion, of which $4.7 billion was BFI and the remaining amount was other Allied subsidiaries.

Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Allied Waste Industries, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Browning-Ferris Industries, Inc. (the “Company”), a wholly-owned subsidiary of Allied Waste Industries, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs as of January 1, 2003.
/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
February 18, 2005

BROWNING-FERRIS INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In millions)
ASSETS
Current Assets —
Cash and cash equivalents	$5.4	$6.5
Accounts receivable, net of allowance of $4.1 and $7.5	143.1	129.7
Prepaid and other current assets	23.3	30.0

Total current assets	171.8	166.2
Property and equipment, net	937.9	917.8
Goodwill	3,439.4	3,630.4
Other assets, net	118.2	137.0
Due from parent	906.8	1,323.5

Total assets	$5,574.1	$6,174.9

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities —
Current portion of long-term debt	$100.7	$19.2
Accounts payable	136.3	118.0
Current portion of accrued capping, closure, post-closure and environmental costs	62.9	58.0
Accrued interest	96.5	105.9
Other accrued liabilities	106.5	133.3
Unearned revenue	59.4	57.6

Total current liabilities	562.3	492.0
Long-term debt, less current portion	5,934.0	6,282.8
Accrued capping, closure, post-closure and environmental costs, less current portion	544.1	516.1
Other long-term obligations	203.4	276.5
Commitments and contingencies
Stockholder’s Deficit —
Common stock	—	—
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(69.4)	(94.5)
Retained deficit	(1,600.3)	(1,298.0)

Total stockholder’s deficit	(1,669.7)	(1,392.5)

Total liabilities and stockholder’s deficit	$5,574.1	$6,174.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BROWNING-FERRIS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In millions)
Revenues	$1,518.7	$1,546.1	$1,554.7
Cost of operations (exclusive of depreciation and amortization shown below)	976.2	977.3	940.1
Selling, general and administrative expenses	145.1	144.7	136.7
Depreciation and amortization	148.3	131.1	116.7
Non-cash gain on divestiture of assets	—	—	(1.4)

Operating income	249.1	293.0	362.6
Equity in earnings of unconsolidated affiliates	—	—	(4.9)
Interest expense and other	662.7	726.5	704.2

Loss before income taxes	(413.6)	(433.5)	(336.7)
Income tax benefit	(147.5)	(161.4)	(119.5)
Minority interest	(3.4)	1.2	1.2

Loss from continuing operations	(262.7)	(273.3)	(218.4)
Income (loss) from discontinued operations, net of tax	(9.4)	(28.2)	6.4
Cumulative effect of change in accounting principle, net of tax	—	44.8	—

Net loss	$(272.1)	$(256.7)	$(212.0)

Pro forma amounts, assuming the change in accounting principle is applied retroactively, and excluding the cumulative effect of change in accounting principle in the year of adoption:
Net loss		$(301.5)	$(229.2)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BROWNING-FERRIS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

			Accumulated
		Additional	Other		Total
	Common	Paid-In	Comprehensive	Retained	Stockholder’s
	Stock	Capital	Loss	Deficit	Deficit

	(In millions)
Balance as of December 31, 2001	$—	$—	$(85.1)	$(829.3)	$(914.4)
Net loss	—	—	—	(212.0)	(212.0)
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	—	—	7.4	—	7.4
Net loss on hedging derivatives reclassified to earnings	—	—	21.3	—	21.3
Minimum pension liability adjustment	—	—	(74.8)	—	(74.8)

Balance as of December 31, 2002	$—	$—	$(131.2)	$(1,041.3)	$(1,172.5)

Net loss	$—	$—	$—	$(256.7)	$(256.7)
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	—	—	18.8	—	18.8
Net loss on hedging derivatives reclassified to earnings	—	—	13.9	—	13.9
Minimum pension liability adjustment	—	—	4.0	—	4.0

Balance as of December 31, 2003	$—	$—	$(94.5)	$(1,298.0)	$(1,392.5)

Net loss	$—	$—	$—	$(272.1)	$(272.1)
Dividend to parent	—	—	—	(30.2)	(30.2)
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	—	—	18.2	—	18.2
Net loss on hedging derivatives reclassified to earnings	—	—	4.3	—	4.3
Minimum pension liability adjustment	—	—	2.6	—	2.6

Balance as of December 31, 2004	$—	$—	$(69.4)	$(1,600.3)	$(1,669.7)

Comprehensive income —

	Year Ended December 31,

	2004	2003	2002

Net loss	$(272.1)	$(256.7)	$(212.0)
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	18.2	18.8	7.4
Net loss on hedging derivatives reclassified to earnings	4.3	13.9	21.3
Minimum pension liability adjustment	2.6	4.0	(74.8)

	$(247.0)	$(220.0)	$(258.1)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BROWNING-FERRIS INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In millions)
Operating activities —
Net loss	$(272.1)	$(256.7)	$(212.0)
Discontinued operations, net of tax	9.4	28.2	(6.4)
Adjustments to reconcile net loss to cash used for operating activities from continuing operations —
Provisions for:
Depreciation and amortization	148.3	131.1	116.7
Non-cash gain on divestiture of assets	—	—	(1.4)
Undistributed earnings of equity investment in unconsolidated affiliates	—	—	(4.9)
Doubtful accounts	2.1	6.1	3.5
Accretion of debt and amortization of debt issuance costs	21.7	25.9	36.4
Gain on sale of fixed assets	(1.6)	(2.1)	(2.7)
Non-cash reduction in acquisition accruals	(12.2)	(11.2)	(10.7)
Loss on sale of trade receivables	13.4	9.3	—
Non-cash gain on non-hedge accounting interest rate swap contracts	(16.2)	(48.0)	(2.4)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	6.7	23.1	35.4
Write-off of deferred debt issuance costs	15.3	61.0	5.9
Cumulative effect of change in accounting principle, net of tax	—	(44.8)	—
Change in operating assets and liabilities, excluding the effects of purchase acquisitions —
Accounts receivable, prepaid expenses, and other assets	(22.0)	53.7	41.3
Accounts payable, accrued liabilities, unearned revenue and other	(22.9)	(47.7)	(32.6)
Capping, closure and post-closure provision and accretion	29.4	28.0	42.5
Capping, closure, post-closure and environmental expenditures	(63.3)	(49.2)	(70.7)

Cash used for operating activities from continuing operations	(164.0)	(93.3)	(62.1)

Investing activities —
Cost of acquisitions, net of cash acquired	(0.2)	—	(4.2)
Proceeds from divestitures, net of cash divested	55.7	132.0	21.1
Proceeds from sale of fixed assets	3.9	6.4	5.0
Capital expenditures, excluding acquisitions	(180.5)	(144.2)	(94.8)
Capitalized interest	(4.0)	(6.3)	(4.5)
Change in deferred acquisition costs, notes receivable and other	2.2	(0.9)	(0.7)

Cash used for investing activities from continuing operations	(122.9)	(13.0)	(78.1)

Financing activities —
Proceeds from long-term debt, net of issuance costs	2,122.2	2,870.2	855.9
Repayments of long-term debt	(2,415.5)	(3,728.8)	(1,172.6)
Change in disbursement account	5.0	—	(4.4)
Change in due from parent	582.9	1,001.2	431.5

Cash provided by financing activities from continuing operations	294.6	142.6	110.4

Cash provided by (used for) discontinued operations	(8.8)	(37.4)	20.6

Decrease in cash and cash equivalents	(1.1)	(1.1)	(9.2)
Cash and cash equivalents, beginning of year	6.5	7.6	16.8

Cash and cash equivalents, end of year	$5.4	$6.5	$7.6

Supplemental disclosures:
Interest paid (net of amounts capitalized)	$540.7	$576.9	$653.2
Capital lease obligations incurred	0.1	0.2	3.8
Non-cash dividend to parent	30.2	—	—
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Browning-Ferris Industries, Inc. (BFI) is a wholly-owned subsidiary of Allied Waste Industries, Inc., (Allied or Parent), a Delaware corporation. Allied is the second largest, non-hazardous solid waste management company in the United States, as measured by revenues and provides non-hazardous waste collection, transfer, recycling and disposal services in 37 states. The business activities of BFI are fully integrated with the operations of Allied, which is operated solely as a consolidated entity. As described in Note 4, these financial statements reflect all of the debt obligations incurred by Allied to acquire BFI in 1999. Since that time, Allied has transferred certain assets as discussed below. The entities that comprise BFI have not historically produced the operating results and the cash flows required to service all of the acquisition indebtedness incurred by Allied. As such, BFI is reliant on its Parent to provide necessary funding to support its activities. Allied has issued a letter to BFI evidencing its intent and ability to financially support BFI for a period of at least one year.
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
Transfer of assets and change in financial statement presentation —
Prior to 2001, the Other Allied Collateral was wholly-owned by BFI. Subsequently, the Other Allied Collateral was transferred to newly created subsidiaries of Allied for organizational efficiency and other purposes. A collateral waiver was received from the collateral trustee. The Other Allied Collateral continues to collateralize the debt. The transfers of assets described above constitute a change in reporting entity. Prior to 2004, these changes have been retroactively restated for all prior periods in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. Changes in 2004 were immaterial and, therefore, prior period financial statements were not restated.
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
Discontinued operations —
During 2003, we determined certain operations that were divested or held for sale as part of our divestiture plan that was launched in early 2003 were discontinued operations. In addition, at December 31, 2003, we held for sale certain operations in Florida which we sold in 2004.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operations sold in 2004 and 2003 reported as discontinued operations include businesses in Colorado, New Jersey and Florida. We received net proceeds of $160.3 million ($41.4 million in 2004 and $118.9 million in 2003) from the transactions which was used to repay debt.
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

Amounts related to assets held for sale on the balance sheet are included in other current assets, other long-term assets and other accrued liabilities. Excluded from the balances at December 31, 2003 are amounts related to the operations that were sold prior to December 31, 2003. There were no assets held for sale at December 31, 2004.
Results of operations for the discontinued operations were as follows (in millions):

	For the Year Ended
	December 31,

	2004	2003	2002

Revenues	$13.4	$155.5	$177.4

Income (loss) before tax	$(0.5)	$12.8	$10.7
Gain (loss) on divestiture	0.8	(14.7)	—
Income tax expense	9.7	26.5	4.3
Cumulative effect of change in accounting principle, net of tax	—	0.2	—

Discontinued operations, net of tax	$(9.4)	$(28.2)	$6.4

The assets divested or held for sale, including goodwill, were adjusted to the lower of carrying value or fair value. Fair value was based on the actual or anticipated sales price. Included in the pre-tax loss recorded in 2004 and 2003 was goodwill that was allocated to the divestitures, net of gains recorded for assets sold for which proceeds exceeded book value. A portion of the goodwill allocated to the operations sold in 2004 and 2003 was non-deductible for tax purposes.
In accordance with Emerging Issues Task Force (EITF) Issue No. 87-24, Allocation of Interest to Discontinued Operations, we allocate interest to discontinued operations based on a ratio of net assets to be sold or sold to the sum of consolidated net assets plus consolidated debt. We do not allocate interest on debt that is directly attributable to other operations outside of the discontinued operations. For the year ended December 31, 2004, 2003 and 2002, we allocated $0.4 million, $4.5 million, and $4.9 million, respectively, of interest expense to discontinued operations.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Business combinations —
All acquisitions in 2004, 2003 and 2002 were accounted for under the purchase method and are reflected in the results of operations since the effective date of the acquisition. Under the purchase method, the cost of the acquired business is allocated to the assets acquired and liabilities assumed based upon their estimated fair values. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. Purchase accounting adjustments, acquisition related costs and other possible charges that may arise from the acquisitions may materially impact the future consolidated balance sheets and statements of operations.
The following table summarizes acquisitions for the years ended December 31:

	2004	2003	2002

Number of businesses acquired	1	1	2
Total consideration (in millions)	$0.2	$0.0	$4.2
The pro forma effect of these acquisitions, individually and collectively, was not material.
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
Receivable realization allowance —
We provide services to customers throughout the United States. We perform credit evaluations of our significant customers and establish a receivable realization allowance based on the aging of our receivables, payment performance factors, historical trends and other information. In general, we reserve 50% of those receivables outstanding 90 to 120 days and 100% of those outstanding over 120 days. We also review outstanding balances on an account specific basis, fully reserving the receivable prior to 120 days if information becomes available indicating we will not receive payment, and consider the recoverability of the written-off accounts. Our reserve is evaluated and revised on a monthly basis. In addition, we reserve a portion of revenues as a sales valuation allowance. We measure this allowance based on our historical analysis of revenue reversals and credits issued after the month of billing. Revenue reversals and credits typically relate to resolution of customer disputes and billing adjustments. The total allowance as of December 31, 2004 and 2003 for our continuing operations was approximately $4.1 million and $7.5 million, respectively.
Other assets —
Other assets include notes receivable, landfill closure deposits, deferred financing costs and miscellaneous non-current assets. Upon funding of debt offerings, financing costs are capitalized

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and amortized using the effective interest method over the term of the related debt. Financing costs that are deferred represent transaction costs directly attributable to obtaining financing.
Other accrued liabilities —
Other accrued liabilities include accrued insurance, accrued payroll, the current portion of non-recurring acquisition accruals and other miscellaneous current liabilities.
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
Environmental costs —
We accrue for costs associated with environmental remediation obligations when such costs are probable and can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value, as the timing of cash payments cannot reliably be determined. Recoveries of environmental remediation costs from other parties are recorded when their receipt is deemed probable. Environmental liabilities and apportionment of responsibility among potentially responsible parties are accounted for in accordance with the guidance provided by the American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities.
Other long-term obligations —
Other long-term obligations include accruals for contingencies, self-insurance obligations, the non-current portion of non-recurring acquisition accruals, net pension liability (see Note 8), derivative liabilities for interest rate swap contracts (see Note 5), and other obligations.
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

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loss contracts —
We review our revenue producing contracts in the ordinary course of business to determine if the estimated direct costs, exclusive of any fixed costs, to service the contractual arrangements exceed the estimated revenues to be produced by the contract. Any resulting excess direct costs over the life of the contract are expensed at the time of such determination.
Non-recurring acquisition accruals —
At the time of an acquisition accounted for under the purchase method of accounting, we evaluate and record liabilities to represent our estimate of fair value. Assumed liabilities are considered in the allocation of purchase price and goodwill valuation. Liabilities related to restructuring and abandonment activities, loss contracts or changes in estimates of environmental, litigation and regulatory compliance costs are charged to expense in the period in which the acquisition is completed. Any subsequent changes to these estimates are also charged to expense in the same line item as the original charge was recorded. At December 31, 2004 and 2003, we had approximately $113.3 million and $137.8 million, respectively, of non-recurring acquisition accruals remaining on our balance sheets, consisting primarily of loss contract, litigation, insurance liabilities and other commitments associated with the acquisition of BFI by Allied. Expenditures against non-recurring acquisition accruals in 2004 and 2003 were $25.5 million and $36.8 million, respectively.
Interest expense and other —
Interest expense and other includes interest paid to third parties for our debt obligations (net of amounts capitalized), cash settlement on interest rate swap contracts, interest income, accretion of debt and amortization of debt issuance costs, costs incurred to early extinguish debt, non-cash gain or loss on non-hedge accounting interest rate swap contracts and the amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts. Interest expense and other is allocated from our Parent and represents the interest incurred and other costs associated with the debt obligations that have also been allocated from our Parent (see Note 4).
Interest expense capitalized —
We capitalize interest in connection with the construction of our landfill assets. Actual acquisition, permitting and construction costs incurred related to landfill assets under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a landfill asset is complete and available for use.
During the years ended December 31, 2004, 2003 and 2002, we incurred gross interest expense (including payments under interest rate swap contracts) of $562.1 million, $643.1 million and $665.3 million of which $4.0 million, $6.3 million and $4.5 million were capitalized.
Use of estimates —
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available and assumptions about the future. Actual results may differ significantly from the estimates.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair value of financial instruments —
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments (SFAS 107). Our financial instruments as defined by SFAS 107 include cash, money market funds, accounts receivable, accounts payable, long-term debt and derivatives. We have determined the estimated fair value amounts at December 31, 2004 using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.
The carrying value of cash, money market funds, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments (See Notes 4 and 5 for fair value of debt and derivative instruments).
Stock-based compensation plans —
Certain BFI employees are eligible to participate in the stock option plans of the Parent. The Parent accounts for stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and the related interpretations, under which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Accordingly, during the last three years, we have recorded no compensation expense for stock options granted to employees. SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, requires that companies that do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro forma effects on earnings as if SFAS 123 had been adopted.
If the Parent applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro forma net loss, after allocation of expense to BFI, is as follows (in millions):

	For the Years Ended
	December 31,

	2004	2003	2002

Net loss, as reported	$(272.1)	$(256.7)	$(212.0)
Total stock-based employee compensation expense determined under fair value based method, net of tax	(1.9)	(3.1)	(2.2)

Net loss, pro forma	$(274.0)	$(259.8)	$(214.2)

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Years Ended
	December 31,

	2004	2003	2002

Risk free interest rate	3.1%	2.7%	2.6%
Expected life	4 years	4 years	4 years
Dividend rate	0%	0%	0%
Expected volatility	58%	62%	66%
Additionally, see below for discussion of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R) and Note 10 for other disclosures with respect to stock compensation.
Recently issued accounting pronouncements —
In April 2004, FASB issued FASB Staff Position (FSP) No. 129-1, Disclosure Requirements under FASB Statement No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Securities (FSP 129-1). FSP 129-1 requires disclosure of the significant terms or conditions under which contingently convertible securities are convertible. The required disclosures are reflected in the notes to the consolidated financial statements.
In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (FIN 46R). FIN 46R requires unconsolidated variable interest entities (VIEs) to be consolidated by their primary beneficiaries. FIN 46R was effective for periods ending after December 15, 2003 for public companies. As of December 31, 2004 and 2003, we had no material variable interest entities requiring consolidation under FIN 46R.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS 123R is effective July 1, 2005 for us and may be adopted using a modified prospective method or a modified retrospective method. We are currently evaluating the adoption alternatives and expect to complete our evaluation during the third quarter of 2005. If we adopt SFAS 123R under the modified prospective method, the 2005 impact would be to decrease income from continuing operations by approximately $0.7 million. This amount represents the net of tax expense previously calculated under SFAS 123 for pro forma purposes for existing stock option awards that will vest in our third and fourth quarters of 2005. This amount does not reflect any new awards or modifications to existing awards that could occur in the future.

2.	Property and Equipment
Property and equipment are recorded at cost, which includes interest to finance the acquisition and construction of major capital additions during the development phase, primarily landfills and transfer stations, until they are completed and ready for their intended use. Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (4-8 years). We do not assume a residual value on our depreciable assets. In accordance with SFAS 144, we evaluate long-lived assets, such as property and equipment, and

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.
The cost of landfill airspace, including original acquisition cost and incurred and projected landfill construction costs, is amortized over the capacity of the landfill based on a per unit basis as landfill airspace is consumed. We periodically review the realizability of our investment in operating landfills. Should events and circumstances indicate that any of our landfills be reviewed for possible impairment, such review for recoverability will be made in accordance with SFAS 144 and EITF Issue 95-23, The Treatment of Certain Site Restoration/ Environmental Exit Costs When Testing a Long-Lived Asset for Impairment. The EITF outlines how cash flows for environmental exit costs should be determined and measured.
Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives, are charged to expense as incurred. When property is retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in cost of operations. For the years ended December 31, 2004, 2003 and 2002, we recognized net pre-tax gains on the disposal of fixed assets of $1.6 million, $2.1 million and $2.7 million, respectively.
Property and equipment at December 31, 2004 and 2003 is as follows (in millions):

	2004	2003

Land and improvements	$130.3	$128.0
Land held for permitting as landfills	13.4	11.2
Landfills	1,064.3	971.3
Buildings and improvements	96.2	92.6
Vehicles, furniture and equipment	352.8	333.4
Containers and compactors	146.0	130.6

	1,803.0	1,667.1
Accumulated depreciation and amortization	(865.1)	(749.3)

	$937.9	$917.8

3.	Goodwill and Intangible Assets
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), which we adopted effective January 1, 2002, we do not amortize goodwill. Instead we perform an annual assessment of goodwill impairment by applying a fair value based test to our reporting unit. We completed our annual assessment of goodwill as of December 31, 2004 and no impairment was recorded. We may conduct an impairment test of goodwill more frequently than annually under certain conditions. For example, a significant adverse change in liquidity or the business environment, unanticipated competition, a significant adverse action by a regulator or a disposal of a significant portion of an operating segment could prompt an impairment test between annual assessments.
We evaluate goodwill for impairment using a fair value based test. The calculation of fair value is subject to judgments and estimates about future events. We estimate fair value based on projected net cash flows discounted using a weighted-average cost of capital of approximately 7.15% in 2004. The estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At the time of a divestiture of an individual business, goodwill is allocated to that business and a gain or loss on disposal is derived. Subsequently, the remaining goodwill is re-evaluated for realizability, which could result in an additional loss being recognized.
During 2004, $28.1 million of goodwill related to operations sold in the Southern Area classified as assets held for sale at December 31, 2003 was expensed as part of discontinued operations. The remaining goodwill was subsequently evaluated for realizability and we concluded there was no impairment.
We have incurred non-cash losses on sales of assets when we believed that re-deployment of the proceeds from the sale of such assets could reduce debt or improve operations and was economically beneficial. If we decide to sell additional assets in the future, we could incur additional non-cash losses on asset sales.
BFI goodwill is accounted for at the Parent company level. We make an allocation to the entities that were acquired as part of the BFI acquisition. These entities are included in both BFI and the Other Allied Collateral. The following table shows the activity and balances related to the BFI goodwill as recorded by the Parent from December 31, 2002 through December 31, 2004 (in millions):

	2004	2003

Beginning balance	$3,630.4	$3,745.3
Acquisitions	—	0.1
Divestitures	(4.4)	(86.3)
Adjustments(1)	(186.6)	(28.7)

Ending balance	$3,439.4	$3,630.4

(1)	Amounts primarily relate to write-off of goodwill in connection with assets held for sale accounting, purchase accounting adjustments, and entities transferred to Allied.
In addition, we have other amortizable intangible assets that consist primarily of the following at December 31, 2004 (in millions):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value

Non-compete agreements	$0.4	$0.3	$0.1
Amortization expense for the three years ended December 31, 2004, 2003 and 2002 was $0.1 million, $0.2 million and $0.3 million, respectively. Based upon the amortizable assets recorded in the balance sheet at December 31, 2004, amortization expense for each of the next five years is estimated to be $0.1 million or less.

4.	Long-term Debt
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

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
replacement debt instrument, along with the related issuance costs and interest expense, is presented in these financial statements.
Long-term debt at December 31, 2004 and 2003 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, the effect of interest rate swap contracts, amortization of deferred debt issuance cost and the amortization or accretion of discounts or premiums (in millions, except percentages).

			Effective Interest
	Debt Balance at		Rate

	2004	2003	2004		2003

Revolving credit facility	$—	$—	5.56	%*	5.41	%*
Term loan B	1,162.9	1,185.0	6.07		9.83
Term loan C	245.4	250.0	6.05		7.81
Term loan D	147.2	—	5.85		—
Senior notes, interest at 6.38%	275.0	—	6.60		—
Senior notes, interest at 6.38%	151.5	148.4	8.34		8.34
Senior notes, interest at 6.50%	350.0	350.0	4.80		4.51
Senior notes, interest at 7.88%	450.0	450.0	8.09		8.05
Senior notes, interest at 7.88%	69.4	68.7	8.77		8.77
Senior notes, interest at 8.50%	750.0	750.0	8.78		8.77
Senior notes, interest at 8.88%	600.0	600.0	9.15		9.16
Senior notes, interest at 9.25%	376.9	377.1	9.41		9.39
Debentures, interest at 7.40%	289.9	287.6	8.03		8.03
Debentures, interest at 9.25%	95.8	95.6	9.48		9.48
Senior unsecured notes, interest at 7.38%	400.0	—	7.53		—
Senior subordinated convertible debentures, interest at 4.25%	230.0	—	4.33		—
Senior subordinated notes, interest at 10.00%	195.4	1,497.4	10.22		10.22
Solid waste revenue bond obligations, principal payable through 2031	239.1	238.4	4.66		6.17
Notes payable to banks, finance companies, and individuals, interest rates of 7.25% to 12.23%, and principal payable through 2021, secured by vehicles, equipment, real estate, accounts receivable or stock of certain subsidiaries	3.0	3.8	10.24*		10.47*
Notes payable to a commercial company, interest at 6.00%, principal payable through 2010, unsecured	3.2	—	6.00		—

	6,034.7	6,302.0
Less: Current portion	100.7	19.2

	$5,934.0	$6,282.8

*	reflects weighted average interest rate

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Completion of financing plan —
Allied completed a multifaceted financing plan in April 2003 that refinanced the 1999 Credit Facility. The financing plan included issuance of a receivables secured loan, common stock, mandatory convertible preferred stock and senior notes, along with the refinancing of the 1999 Credit Facility, discussed below. The common stock, mandatory convertible preferred stock and $450 million of senior notes were issued under Allied’s shelf registration statement. The aggregate net proceeds of approximately $867 million from the issuance of the common stock, preferred stock and $450 million of senior notes were used to reduce borrowings under the tranche A, B and C term loans under our 1999 Credit Facility on a pro-rata basis. In connection with the completion of the financing plan, we recorded a charge to interest expense and other of approximately $52.1 million related to the write-off of deferred and other costs.
Bank credit facility —
At December 31, 2004, Allied’s bank credit facility is a senior secured credit facility (the 2003 Credit Facility) that includes: (i) a $1.5 billion revolver due January 2008 (the 2003 Revolver), (ii) a $1.2 billion term loan (Term Loan B), (iii) a $245 million term loan (Term Loan C), (iv) a $147 million term loan (Term Loan D), and (v) a $198 million institutional letter of credit facility due 2008. Term Loan D was funded in April 2004. The proceeds of Term Loan D were used to fund a portion of the tender offer of the 10% senior subordinated notes due 2009. All of the term loans under the 2003 Credit Facility mature in 2010. Of the $1.5 billion available under the 2003 Revolver, the entire amount may be used to support the issuance of letters of credit.
At December 31, 2004, Allied had no loans outstanding and $716.7 million in letters of credit outstanding under the 2003 Revolver leaving approximately $783.3 million available under the 2003 Revolver. In addition, at December 31, 2004, Allied had $198.0 million in letters of credit outstanding under the institutional letter of credit facility. During the third quarter of 2004, Allied reduced the institutional letter of credit by $2 million to $198 million.
In March 2004, Allied amended the 2003 Credit Facility to, among other things, increase its flexibility to fund a $1 billion tender offer of our 10% senior subordinated notes due 2009 and permit Allied to incur additional indebtedness and apply the proceeds of such indebtedness to the repayment of the senior subordinated notes. In addition, the amendment resulted in certain guarantor subsidiaries becoming non-guarantors.
In April 2003, Allied refinanced the 1999 Credit Facility, which had consisted of a $1.291 billion revolving credit facility, due 2005 and $2.226 billion in funded, amortizing senior secured term loans with varying maturity dates through 2007, with a $2.9 billion senior secured credit facility that included a $1.5 billion revolver due January 2008, a $1.2 billion term loan with final maturity in January 2010 (Term Loan B), and a $200 million institutional letter of credit facility. In addition, the 2003 Credit Facility allowed us to establish an incremental term loan in an amount up to $250 million and an additional institutional letter of credit facility in an amount up to $500 million.
In August 2003, the 2003 Credit Facility was amended to (i) permit the Series A Preferred Stock exchange transaction and (ii) permit Allied to incur an additional $250 million of term loan indebtedness, an additional $350 million of senior secured indebtedness and $400 million of senior unsecured indebtedness, for the purpose of retiring portions of the outstanding senior subordinated indebtedness through optional redemption, public tender offer or open market repurchases.
During the third quarter 2003, a new $250 million term loan (Term Loan C) due 2010 was funded under the 2003 Credit Facility and the proceeds were used to repurchase a portion of the 10% senior subordinated notes in the same amount of principal. In connection with these repurchases,

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
premiums of approximately $23.8 million were paid which are recorded in interest expense and other on our consolidated statement of operations.
In November 2003, a second amendment to our 2003 Credit Facility was completed reducing the interest rate for the Term Loan B, Term Loan C and institutional letter of credit facility to LIBOR plus 275 basis points. In addition to re-pricing the term loan facilities, financial covenants under the 2003 Credit Facility were favorably revised to provide greater operating flexibility.
The 2003 Credit Facility bears interest at (a) an Alternative Base Rate, or (b) Adjusted LIBOR, both terms defined in the 2003 Credit Facility, plus, in either case, an applicable margin based on Allied’s leverage ratio. Proceeds from the 2003 Credit Facility may be used for working capital and other general corporate purposes, including acquisitions.
The 2003 Credit Facility requires Allied to make prepayments upon completion of certain transactions as defined in the 2003 Credit Facility, including asset sales and issuances of debt securities. Proceeds from these transactions are to be applied to amounts due under the 2003 Credit Facility pursuant to the credit facility agreement. Allied is also required to make prepayments on the 2003 Credit Facility for 50% of any excess cash flows from operations on a consolidated basis, as defined.
Senior notes and debentures —
In April 2004, Allied Waste North America (AWNA), a wholly-owned subsidiary of Allied, issued $275 million of 6.375% senior notes due 2011 to fund a portion of the tender offer of 10% senior subordinated notes due 2009. Interest is payable semi-annually on April 15th and October 15th beginning on October 15, 2004. These senior notes have a make-whole call provision that is exercisable at any time at the stated redemption price.
In addition, in April 2004, AWNA issued $400 million of 7.375% senior unsecured notes due 2014 to fund a portion of the tender offer of 10% senior subordinated notes due 2009. Interest is payable semi-annually on April 15th and October 15th beginning on October  15, 2004. These notes have a make-whole call provision that is exercisable any time prior to April  15, 2009 at the stated redemption price. The notes may also be redeemed after April 15, 2009 at the stated redemption prices. These notes along with the $275 million 6.375% senior notes due 2011 are herein collectively referred to as the April 2004 Senior Notes.
In November 2003, AWNA issued $350 million of 6.50% senior notes due 2010. These senior notes have a make-whole call provision that is exercisable at any time at a stated redemption price. Interest is payable semi-annually on February 15th and August 15th beginning on August 15, 2004. Net proceeds of approximately $256.1 million were used to repurchase a portion of the 10% senior subordinated notes in 2003. In connection with these repurchases, premiums of approximately $23.1 million were paid in 2003. During January 2004, Allied repurchased $93.9 million of the 10% senior subordinated notes using the remaining proceeds from the senior notes and paid premiums of approximately $8.2 million related to the 2004 repurchases.
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

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
proceeds of $370.6 million from the sale of these notes were used to repay term loans under the 1999 Credit Facility prior to maturity.
During 2001, AWNA issued $750 million of 8.50% senior notes, due 2008 and $600 million of 8.875% senior notes, due 2008 (together the 2001 Senior Notes). Interest on the 2001 Senior Notes is payable semi-annually on June 1 and September 1.
In connection with the BFI acquisition on July 30, 1999, Allied assumed all of BFI’s debt securities with the exception of commercial paper that was paid off in connection with the acquisition. Our debt securities were recorded at their fair market values as of the date of the acquisition in accordance with EITF 98-1 — Valuation of Debt Assumed in a Purchase Business Combination. The effect of revaluing the debt securities resulted in an aggregate discount from the historic face amount of $137.0 million. At December 31, 2004, the remaining unamortized net discount related to these debt securities was $87.1 million.
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
Senior subordinated notes —
In July 1999, AWNA issued $2.0 billion of senior subordinated notes (the 1999 Notes) that mature in 2009. Interest accrues on the 1999 Notes at an interest rate of 10% per annum, payable semi-annually on May 1 and November 1. These proceeds from the 1999 Notes were used as partial financing of the acquisition of BFI.
During the first half of 2004, Allied completed open market repurchases and a tender offer of the 1999 Notes in an aggregate principle amount of $1.149 billion. In connection with these repurchases and tender offer, we paid premiums of approximately $87.5 million and wrote-off deferred financing costs of $13.5 million, both of which were recorded as a charge to interest expense and other.
During the third and fourth quarters of 2004, Allied redeemed an additional $150 million of the 1999 Notes for $157.5 million. In connection with this redemption, we paid premiums and fees of approximately $7.8 million and wrote-off deferred financing costs of $1.6 million, both of which were recorded as a charge to interest expense and other.
During 2003, Allied repaid $506.1 million of the 1999 Notes prior to maturity through open market repurchases. In connection with these repurchases, premiums of approximately $46.9 million were paid and deferred financing costs of $6.4 million were written-off to interest expense and other.
Senior subordinated convertible debentures —
In April 2004, Allied issued $230 million of 4.25% senior subordinated convertible debentures due 2034 that are unsecured and are not guaranteed. They are convertible into Allied’s common stock at a conversion price of $20.43 per share totaling 11.3 million shares. Common stock transactions such as cash or stock dividends, splits, combinations or reclassifications and issuances at less than current market price will require an adjustment to the conversion rate as defined per the indenture. Certain of the conversion features contained in the convertible debentures are deemed to be

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
embedded derivatives, as defined under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, however, these embedded derivatives currently have no value.
These debentures are convertible at the option of the holder anytime if any of the following occurs: (i) Allied’s closing stock price is in excess of $25.5375 for 20 of 30 consecutive trading days ending on the last day of the quarter, (ii) during the five business day period after any three consecutive trading days in which the average trading price per debenture is less than 98% of the product of the closing price for Allied’s common stock times the conversion rate, (iii) we issue a call notice, or (iv) certain specified corporate events such as a merger or change in control.
Allied can elect to settle the conversion in stock, cash or a combination of stock and cash. If settled in stock, the holder will receive the fixed number of shares based on the conversion rate except if conversion occurs after 2029 as a result of item (ii) above, the holder will receive shares equal to the par value divided by the trading stock price. If settled in cash, the holder will receive the cash equivalent of the number of shares based on the conversion rate at the average trading stock price over a ten day period except if conversion occurs as a result of item (iv) above, the holder will then receive cash equal to the par value only.
Allied can elect to call the debentures at any time after April 15, 2009 at par for cash only. The holders can require us to redeem the debentures on April 15th of 2011, 2014, 2019, 2024 and 2029 at par for stock, cash or a combination of stock and cash at our option. If the debentures are redeemed in stock, the number of shares issued will be determined as the par value of the debentures divided by the average trading stock price over a five day period.
Future maturities of long term debt —
Aggregate future scheduled maturities of long-term debt as of December 31, 2004 are as follows (in millions):

Maturity

2005	$100.7
2006	24.4
2007	20.8
2008	1,531.8
2009	215.7
Thereafter	4,226.1

Gross Principal	$6,119.5
Discount, net	(84.8)
Total Debt	$6,034.7

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

	Balance at	Fair Value at	Balance at	Fair Value at
	December 31,	December 31,	December 31,	December 31,
	2004	2004	2003	2003

Long-Term Debt
Fixed Rate Debt:
Principal amount	$4,399.6	$4,530.9	$4,787.4	$5,241.6
Weighted average interest rate	7.92%		8.81%
Variable Rate Debt:
Principal amount	$1,635.1	$1,654.7	$1,514.6	$1,527.2
Weighted average interest rate(1)	4.95%		3.78%
Interest Rate Swaps(2)
Non-Cancelable:
Notional amount	$250.0	$(1.8)	$2,000.0	$(46.5)
Weighted average interest rate	5.99%		5.69%

(1)	Reflects the rate in effect as of December 31, 2004 and 2003 before the effects of swaps and includes all applicable margins. Actual future rates may vary.

(2)	Amount includes our fixed to floating and floating to fixed interest rate swap contracts. See Note 5 for additional discussion.
Debt covenants —
At December 31, 2004, Allied was in compliance with all financial covenants under the 2003 Credit Facility. In addition, the 2003 Credit Facility has restrictions on making certain types of payments, including dividend payments on Allied’s common and preferred stock. However, Allied is able to pay cash dividends on the Series C preferred stock.
The senior notes issued by AWNA and the senior subordinated notes of AWNA contain certain financial covenants and restrictions for the Allied consolidated entity, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At December 31, 2004, Allied was in compliance with all applicable covenants.
Guarantees —
Substantially all of our subsidiaries along with substantially all other subsidiaries of the Parent, are jointly and severally liable for the obligations under the 1999 Notes, the 2001 Senior Notes, the 2002 Senior Notes, the 2003 Senior Notes, the 2004 Notes and the 2003 Credit Facility through unconditional guarantees issued by current and future subsidiaries. At December 31, 2004, the maximum potential amount of future payments under the guarantees is the outstanding amount of the debt identified above and the amount for letters of credit issued under the credit facility. In

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accordance with FIN 45, the guarantees are not recorded in our consolidated financial statements as they represent parent-subsidiary guarantees. We do not guarantee any third party debt.
Collateral —
The 2003 Credit Facility, the senior notes issued by AWNA and $690 million of senior notes and debentures assumed in connection with the acquisition of BFI by Allied are secured by the stock of substantially all of BFI subsidiaries and Other Allied Collateral and a security interest in the assets of BFI, its domestic subsidiaries and Other Allied Collateral. At December 31, 2004, on an aggregate basis, the book value of all the assets that serve as collateral was $8.5 billion.

5.	Derivative Instruments and Hedging Activities
Consistent with Allied’s risk management policy, interest rate swap agreements have been entered into for the purpose of hedging variability of interest expense and interest payments on long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Allied’s strategy is to use interest rate swap contracts when such transactions will serve to reduce our aggregate exposure and meet the objectives of our risk management policy. These contracts are not entered into for trading purposes. Allied’s risk management policy requires that the credit of our counter-parties is evaluated and counter-party exposure is monitored.
Allied’s risk management policy requires that no less than 70% of the consolidated debt to be fixed, either directly or effectively through interest rate swap contracts. Approximately $1.6 billion of the consolidated debt balance has variable interest rates at December 31, 2004. As of December 31, 2004, the consolidated interest rate swap portfolio fixed 15% of the variable rate interest payment obligation, protecting us from cash flow variations arising from changes in short term interest rates. Allied believes it is important to have a mix of fixed and floating rate debt to provide financing flexibility. At December 31, 2004, the notional amount of our interest rate swap contract was $250 million maturing in March 2005. At December 31, 2004, counter-parties for all of our interest rate swap portfolio were rated Aa3.
At December 31, 2004, a liability of $1.8 million is included in the consolidated balance sheets in other long-term obligations reflecting the fair market value of the entire interest rate swap portfolio on that date. The liability will fluctuate with market interest rates but will reduce to zero over the terms of our interest rate swap contract. The $1.8 million liability at December 31, 2004 relates to a contract maturing in March 2005. Fair value variations over the life of the interest rate swap contracts arise from changes in market expectations of future interest rates and the time value of money.
On December 31, 2001, Allied de-designated $1.5 billion of notional amount of then outstanding interest rate swap contracts due to the possibility that future interest rate payments on the underlying variable rate debt may cease prior to the expiration of the related interest rate swap contracts. There were no de-designated interest rate swap contracts prior to December 31, 2001. No additional interest rate swap contracts were de-designated after 2001. All of the de-designated interest rate swap contracts had reached their contractual maturity by June 30, 2004, and therefore, no mark-to-market or settlement income or expense was recorded during the last half of 2004 for these swap contracts.
Designated interest rate swap contracts —
At December 31, 2004, Allied had a designated interest rate swap contract (floating to fixed rate) with a notional amount of $250 million maturing in March 2005. The fair value liability of this contract

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
at December 31, 2004 was $1.8 million. Our designated cash flow interest rate swap contract is effective as a hedge of our variable rate debt. The notional amounts, indices, repricing dates, and all other significant terms of the swap agreements are matched to the provisions and terms of the variable rate debt being hedged achieving 100% effectiveness. If significant terms do not match, any ineffectiveness will be assessed and any ineffectiveness is immediately recorded in the statement of operations.
Changes in fair value of designated interest rate swap contracts are reflected in accumulated other comprehensive loss (AOCL). At December 31, 2004, approximately $1.8 million ($1.3 million, net of tax) is included in AOCL.
Expense or income related to swap settlements is recorded in interest expense for the related variable rate debt over the term of the agreements.
Non-hedge accounting interest rate swap contracts —
We have had certain interest rate swap contracts that we have de-designated or elected not to apply hedge accounting under SFAS 133. We have elected to not apply hedge accounting to allow us to have flexibility to repay debt prior to maturity and to refinance debt when economically feasible. Following is a description of the accounting for these interest rate swap contracts.
De-designated interest rate swap contracts. At December 31, 2004, we had no de-designated interest rate swap contracts (floating to fixed rate). All of our de-designated interest rate swap contracts had reached their contractual maturity by June 30, 2004 and therefore, no amounts were recorded during the last half of 2004 for these swap contracts. Settlement payments and periodic changes in market values of de-designated interest rate swap contracts are recorded as a gain or loss on derivative contracts included in interest expense and other in the consolidated statement of operations. We recorded $15.2 million net gain related to changes in market values and $15.3 million of settlement costs during the first six months of 2004. We recorded $47.1 million and $2.4 million of net gain related to changes in market values and $51.9 million and $59.6 million of settlement costs during the year ended December 31, 2003 and 2002, respectively.
When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in our AOCL at the time of de-designation are isolated and amortized over the remaining original hedged interest payment. For contracts de-designated, the total amount of loss in AOCL was approximately $29.8 million ($18.1 million, net of tax) at December 31, 2002, $6.7 million ($4.3 million, net of tax) at December 31, 2003 and no balance remaining in AOCL at December 31, 2004. For the years ended December 31, 2004, 2003 and 2002, we recorded $6.7 million, $23.1 million and $35.4 million, respectively, of amortization expense related to the accumulated losses in AOCL for interest rate swap contracts that were de-designated at December 31, 2001. The amortization expense is recorded in interest expense and other. There are no amounts in AOCL for de-designated contracts at December 31, 2004.
Fair value interest rate swap contracts. During 2004 and 2003, we used fair value interest rate swap contracts (fixed rate to floating rate) to achieve our targeted mix of fixed and floating rate debt and we elected not to apply hedge accounting to these contracts. In the fourth quarter of 2004, we terminated the outstanding contracts and at December 31, 2004, we had no fair value interest rate swap contracts outstanding. Settlement payments and periodic changes in market values of our fair value interest rate swap contracts are recorded as a gain or loss on derivative contracts included in interest expense and other in our statement of operations. We recorded $1.0 million and $0.9 million of net gain related to changes in market values and received net settlements of $6.8 million and

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$1.1 million during the year ended December 31, 2004 and 2003, respectively. We had no fair value interest rate swap contracts in place during 2002.

6.	Accumulated Other Comprehensive Loss
The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholder’s deficit are shown as follows (in millions):

	Years Ended
	December 31,

	2004	2003

Minimum pension liability adjustment, net of taxes of $45.5 and $47.2	$(68.1)	$(70.7)
Interest rate swap contracts designated, unrealized loss, net of taxes of $0.5 and $12.5	(1.3)	(19.5)
Interest rate swap contracts de-designated, unrealized loss, net of taxes of $2.4	—	(4.3)

Accumulated other comprehensive loss	$(69.4)	$(94.5)

7.	Landfill Accounting
We have a network of 41 owned or operated active landfills. We use a life-cycle accounting method for landfills and the related capping, closure and post-closure liabilities. This method applies the costs to be capitalized associated with acquiring, developing, closing and monitoring the landfills over the associated consumption of landfill capacity.
We record landfill retirement obligations at fair value as a liability with a corresponding increase to the landfill asset as tons are disposed. We use discounted cash flows of capping, closure and post-closure cost estimates to approximate fair value. The amortizable landfill asset includes (i) landfill development costs incurred, (ii) landfill development costs expected to be incurred over the life of the landfill, (iii) the recorded capping, closure and post-closure liabilities and (iv) the present value of cost estimates for future capping, closure and post-closure costs. We amortize the landfill asset over the remaining capacity of the landfill as volume is consumed during the life of the landfill with one exception. The exception applies to capping costs for which both the recognition of the liability and the amortization of these costs is based instead on the costs and capacity of the specific capping event.
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
Change in accounting principle —
Effective January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143) which outlines standards for accounting for our landfill retirement obligations that have historically been referred to as closure and post-closure. SFAS 143 did not change the basic accounting principles that the waste industry has historically followed for accounting for these types of obligations. In general, the industry has followed the accounting practice of recognizing a liability

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
on the balance sheet and related expense as waste is disposed at the landfill to match operating costs with revenues.
SFAS 143 resulted in a refinement to our industry practices and have caused a change in the mechanics of calculating landfill retirement obligations and the classification of where amounts are recorded in the financial statements. Landfill retirement obligations are no longer accrued through a provision to cost of operations, but rather by an increase to landfill assets. Liabilities retained from divested landfills that were historically accounted for in closure and post-closure liabilities were reclassified to other long-term obligations because they were not within the scope of SFAS 143. In addition, in accordance with SFAS 143, we changed the classification of certain costs related to capping, closure and post-closure obligations to other accounts. The most significant change in classification is that we now record the costs for methane gas collection systems in the landfill development assets rather than accrue for these costs as part of the post-closure liability. Further, the cost of financial assurance instruments are no longer accrued as part of the post-closure liability, but rather are expensed as incurred. Under SFAS 143, each capping event at a landfill is accounted for separately. Previously, the estimated costs of all capping events were included in our landfill closure and post-closure accrual rate.
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
The pro forma liability for capping, closure and post-closure obligations as of December 31, 2002 and 2001 would have been $305.8 million and $277.4 million, respectively.
Landfill assets —
We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the remaining costs (including any unamortized amounts recorded) associated with acquiring, permitting and developing the entire landfill plus the present value of the total remaining costs for specific capping events, closure and post-closure by the total remaining disposal capacity of that landfill (except for capping costs, which are divided by the total remaining capacity of the specific capping event). The resulting per unit amortization rates are applied to each unit disposed at the landfill and are recorded as expense for that period. We expensed approximately $81.1 million and $76.2 million, related to landfill amortization during the years ended December 31, 2004 and 2003, respectively. Landfill amortization expense for the year ended December 31, 2002 would have been $75.5 million if we had been accounting for landfill retirement obligations under SFAS 143 since January 1, 2002.
Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, methane gas collection system installation, engineering and legal fees, and capitalized interest.
We classify total disposal capacity as either permitted (having received the final permit from the governing authorities) or probable expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
criteria have been met and the successful completion of the expansion is highly probable. Our requirements to classify disposal capacity as probable expansion are as follows:

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
Closure costs are those costs incurred after a landfill site stops receiving waste, but prior to being certified as closed. After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which generally extends for a period of 30 years. Post-closure requirements include maintenance and operational costs of the site and monitoring the methane gas collection systems and groundwater systems, among other post-closure activities. Estimated costs for capping, closure and post-closure as required under Subtitle D regulations are compiled and updated annually for each landfill by local and regional company engineers.
SFAS 143 requires landfill obligations to be recorded at fair value. Quoted market prices in active markets is the best evidence of fair value. Since quoted market prices for landfill retirement obligations are not available to determine fair value, we use discounted cash flows of capping, closure and post-closure cost estimates to approximate fair value. The cost estimates are prepared by our local management and third-party engineers based on the applicable local, state and federal regulations and site specific permit requirements and are intended to approximate fair value.
Capping, closure and post-closure costs are estimated for the period of performance utilizing estimates a third party would charge (including profit margins) to perform those activities in full

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
compliance with Subtitle D. If we perform the capping, closure and post-closure activities internally, the difference between amounts accrued, based upon third party cost estimates (including profit margins) and our actual cost incurred is recognized as a component of cost of operations in the period earned. An estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flows, reliable estimates of market risk premiums may not be obtainable. In our industry, there is no market that exists for selling the responsibility for capping, closure and post-closure independent of selling the entire landfill. Accordingly, we believe that it is not possible to develop a methodology to reliably estimate a market risk premium and have excluded a market risk premium from our determination of expected cash flows for capping, closure and post-closure liability. Our cost estimates are inflated to the period of performance using an estimate of inflation which is updated annually (2.5% was used in both 2004 and 2003).
We discount our capping, closure and post-closure costs using our credit-adjusted, risk-free rate. Capping, closure and post-closure liabilities are recorded in layers and discounted using the credit-adjusted risk-free rate in effect of the time the obligation is incurred (7.5% in 2004 and 9% for all periods prior to 2004). The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for our own credit rating. Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted, risk-free rate.
Accretion expense is necessary to increase the accrued capping, closure and post-closure accrual balance to its future, or undiscounted, value. To accomplish this, we accrete our capping, closure and post-closure accrual balance using the same credit-adjusted, risk-free rate that was used to calculate each layer of the recorded liability. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid.
We charged to cost of operations approximately $29.4 million and $28.0 million related to accretion of the capping, closure and post-closure liabilities during the years ended December 31, 2004 and 2003, respectively. Accretion expense for the year ended December 31, 2002 would have been $26.3 million if we would have been accounting for capping, closure and post-closure obligations under SFAS 143 since January 1, 2002. Changes in estimates of costs or disposal capacity are treated on a prospective basis except for fully incurred capping events and closed landfills which are recorded immediately in results of operations.
Landfill maintenance costs —
Daily maintenance costs incurred during the operating life of the landfill are expensed to cost of operations as incurred. Daily maintenance costs include leachate treatment and disposal, methane gas and groundwater system monitoring and maintenance, interim cap maintenance, environmental monitoring and costs associated with the application of daily cover materials.
Financial assurance costs —
Costs of financial assurances related to our capping, closure and post-closure obligations for open and closed landfills are expensed to cost of operations as incurred.
Environmental costs —
We engage third-party environmental consulting firms to assist us in conducting environmental assessments of existing landfills or other properties, and in connection with companies acquired from third parties.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We cannot determine with precision the ultimate amounts for environmental liabilities. We make estimates of our potential liabilities in consultation with our third-party environmental engineers and legal counsel. These estimates require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements.
Our ultimate liabilities for environmental matters may differ from the estimates used in our assessment to date. We periodically evaluate the recorded liabilities as additional information becomes available to ascertain whether the accrued liabilities are adequate. We have determined that the recorded undiscounted liability for environmental matters as of December 31, 2004 and 2003 of approximately $212.5 million and $237.3 million, respectively, represents the most probable outcome of these contingent matters. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, proceeds are recorded as an offset to environmental expense in operating income. There were no significant recovery receivables outstanding as of December 31, 2004 or December 31, 2003. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding capping, closure and post-closure could result in approximately $12 million of additional liability.

8.	Employee Benefit Plans
Defined Benefit Pension Plans —
We have one qualified defined benefit retirement plan as a result of Allied’s acquisition of BFI. This plan covers certain BFI employees in the United States, including some employees subject to collective bargaining agreements.
During 2002, the BFI Retirement Plan (BFI Pension Plan) and the Pension Plan of San Mateo County Scavenger Company and Affiliated Divisions of Browning-Ferris Industries of California, Inc. (San Mateo Pension Plan) were merged into one plan. However benefits continue to be determined under each of the two separate benefit structures. The BFI Pension Plan was amended on July 30, 1999 to freeze future credited service, but interest credits continue to accrue. The benefits not frozen under this plan are based on years of service and the employee’s compensation. The BFI Pension Plan utilized a cash balance design.
The San Mateo Pension Plan covers substantially all employees at this location, but excludes employees who are covered under collective bargaining agreements under which benefits have been the subject of good faith bargaining, unless the collective bargaining agreement otherwise provides for such coverage. Benefits are based on the employee’s years of service and compensation using the average of earnings over the highest five consecutive calendar years out of the last fifteen years of service. The San Mateo Pension Plan was amended in July 2003 to provide unreduced benefits, under certain circumstances, to participants who retire on or after January 1, 2004, at or after a special early retirement date.
Our general funding policy is to make annual contributions to the plan as determined to be required by the plan’s actuary and as required by the Employee Retirement Income Security Act (ERISA). No contributions were required during 2004, 2003, or 2002. No contributions are anticipated for 2005.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Actuarial valuation reports were prepared as of the measurement dates of September 30, 2004 and 2003 and used as permitted by SFAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, for disclosures included in the tables below.
The following table provides a reconciliation of the changes in the plans’ benefit obligations and the fair value of plan assets for the twelve month period ended September 30 (in millions):

	2004	2003

Projected benefit obligation at beginning of period	$338.2	$299.2
Service cost	0.8	0.9
Interest cost	20.6	19.9
Amendment costs	—	2.0
Curtailment loss	1.1	—
Actuarial loss	8.2	28.0
Benefits paid	(15.9)	(11.8)

Projected benefit obligation at end of period	$353.0	$338.2

Fair value of plan assets at beginning of period	$317.4	$277.6
Actual return on plan assets	37.9	51.6
Benefits paid	(15.9)	(11.8)

Fair value of plan assets at end of period	$339.4	$317.4

Funded status	$(13.6)	$(20.8)
Unrecognized net actuarial loss	115.8	123.6
Unrecognized prior service cost	0.8	2.1

Prepaid pension asset	$103.0	$104.9

The following table provides the amounts recognized in the consolidated balance sheets as of December 31 (in millions):

	2004	2003

Prepaid pension asset	$103.0	$104.9
Accrued benefit liability	(114.4)	(120.0)

Net pension liability	(11.4)	(15.1)
Intangible assets	0.8	2.0
Accumulated other comprehensive loss before tax benefit	113.6	118.0

Net amount recognized	$103.0	$104.9

The accumulated benefit obligation for our defined benefit pension plan was $350.8 million and $332.6 million at December 31, 2004 and 2003, respectively. The primary difference between the projected benefit obligation and the accumulated benefit obligation is that the projected benefit obligation includes assumptions about future compensation levels and the accumulated benefit obligation does not.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the components of net periodic benefit cost (income) for the years ended December 31 (in millions):

	2004	2003	2002

Service cost	$0.8	$0.9	$0.9
Interest cost	20.6	19.9	19.3
Expected return on plan assets	(28.0)	(25.9)	(30.4)
Recognized net actuarial loss	7.2	8.3	2.0
Amortization of prior service cost	0.1	0.1	—
Curtailment loss	1.1	—	—

Net periodic benefit cost (income)	$1.8	$3.3	$(8.2)

The following table provided additional information regarding our pension plan for the years ended December 31 (in millions, except percentages):

	2004	2003	2002

Increase (decrease) in minimum pension liability included in other comprehensive income, net of tax	$(2.6)	$(4.0)	$74.8
Actual return on plan assets	$37.8	$51.6	$(14.7)
Actual rate of return on plan assets	11.9%	19.0%	(4.8)%
The assumptions used in the measurement of our benefit obligations for the current year and net periodic cost for the following year are shown in the following table (weighted average assumptions as of September 30):

	2004	2003	2002

Discount rate	6.00%	6.25%	6.75%
Average rate of compensation increase	4.00%	4.00%	4.00%
Expected return on plan assets	8.50%	9.00%	9.50%
We determine the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing our expected rate of return assumption, we evaluate an analysis of historical actual performance and long-term return projections from our investment managers, which give consideration to our asset mix and anticipated length of obligation of our plan.
We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Historically, we have not invested in derivative instruments in our investment portfolio. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/ liability studies, and quarterly investment portfolio reviews.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our plan asset allocation at September 2004 and 2003, target allocation for 2005, and expected long-term rate of return by asset category for calendar year 2004:

		Percentage of
		Plan Assets at		Weighted Average
		September 30,		Expected Long-Term
				Rate of Return for
	Target Allocation 2005	2004	2003	Calendar Year 2004

Equity securities	60%	62%	61%	10.2%
Debt securities	40%	38%	39%	7.1%

Total	100%	100%	100%	9.0%

The following table provides the benefit payments made during 2004 and 2003 and estimated future benefit payments:

Benefit payments:
2003	$11.8
2004	15.9
Estimated future payments:
2005	$10.2
2006	10.7
2007	11.4
2008	11.7
2009	12.4
Years 2010 — 2014	77.7
401k Plan —
Allied sponsors the Allied Waste Industries, Inc. 401(k) Plan (401(k) Plan) a defined contribution plan, which is available to all eligible employees except those represented by collective bargaining agreements where benefits have been the subject of good faith bargaining. Eligible employees may contribute up to 25% of their annual compensation on a pre-tax basis. Participant’s contributions are subject to certain restrictions as set forth in the Internal Revenue Code. Allied matches in cash 50% of employee contributions, up to the first 5% of the employee’s compensation which is deferred. Participant’s contributions vest immediately and the employer contributions vest in increments of 20% based upon years of service. BFI’s matching contributions totaled $2.3 million, $2.4 million and $2.5 million for fiscal years 2004, 2003 and 2002, respectively.

9.	Stockholder’s Deficit
Our authorized, issued and outstanding shares of common stock are as follows (in thousands, except per share data):

		Issued and
		Outstanding
		at
		December 31,
	Authorized
	Shares	2004	2003

Common stock, $0.16 2/3 par value	1.0	1.0	1.0

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Stock Option Plans
Certain employees of BFI are eligible to participate in the stock option plans provided by Allied. Below is a description of the plans provided by Allied.
The 1991 Incentive Stock Plan (1991 Plan), the 1993 Incentive Stock Plan (1993 Plan) and the 1994 Incentive Stock Plan (1994 Plan), (collectively the Plans) provide for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock and stock bonuses. The 1991 Plan limits the maximum number of shares that may be granted to not more than 10.5% of the number of fully diluted shares of common stock on the date of grant of an award. The 1991 plan also limits awards in the form of restricted stock, stock bonuses, performance awards and phantom stock to not more than 25% of the aggregate shares available to be awarded or granted under the plan and limits the maximum number of options granted to any employee under the 1991 Plan to 500,000 per year. In addition, a maximum of 2 million common shares may be granted under the 1994 Plan. No new equity awards may be granted or awarded under the 1993 Plan. After taking into account previously granted awards, awards covering approximately 17.0 million shares of common stock were available under the Plans at December 31, 2004. The Management Development/Compensation Committee of the Board of Directors of Allied generally determines the exercise price, term and other conditions applicable to each option granted. Options granted under the Plans, including options granted for 2004, have typically vested over three years. All of the options granted under the Plans expire ten years from their grant date.
A summary of the status of the approximate portion of Allied’s stock option plans that is allocated to BFI at December 31, 2004, 2003 and 2002 and for the years then ended is presented in the table and narrative below (in millions):

	Year Ended December 31,

	2004		2003		2002

		Weighted		Weighted			Weighted
		Average		Average			Average
		Exercise		Exercise			Exercise
	Options	Price	Options	Price	Options		Price

Options outstanding, beginning of year	2.5	$12.25	1.4	$12.18	0.8		$12.77
Options granted	0.1	11.44	1.5	11.40	0.6		10.52
Options exercised	(0.1)	7.73	(0.1)	6.78	—	*	8.40
Options forfeited or expired	(0.4)	13.55	(0.3)	13.35	—	*	15.17

Options outstanding, end of year	2.1	12.42	2.5	12.25	1.4		12.18

Options exercisable, end of year	1.7	12.76	1.7	12.70	0.4		12.48

*	Amounts less than $100.00
The weighted average fair value of options granted were $5.31, $5.65 and $5.54 for the three years ended December 31, 2004. The Parent accounts for stock-based compensation plans under APB 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of our common stock upon the date of grant. Therefore, there has been no allocation of compensation expense to BFI related to options granted by Allied.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize information about stock options outstanding at December 31, 2004, which are fully vested, partially vested and non-vested (number outstanding, in millions):
      Fully Vested:

	Options Outstanding and Exercisable

		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price

$ 4.27 - $ 9.63	0.2	4 years	$8.22
$10.00 - $12.25	0.1	3 years	$10.23
$12.27 - $19.81	0.8	6 years	$13.59
$20.15 - $26.38	0.2	4 years	$21.48
      Partially Vested:

	Options Outstanding

		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price

$ 9.03 - $11.00	0.5	8 years	$10.10
$11.57 - $13.55	0.2	9 years	$12.27

	Options Exercisable

		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price

$ 9.03 - $11.00	0.3	8 years	$10.20
$11.57 - $13.55	—*	9 years	$12.28
      Non-Vested:

	Options Outstanding

		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price

$ 9.03 - $12.06	—*	6 years	$9.09
$12.34 - $13.78	—*	10 years	$12.69

*	Amounts less than $100,000

11.	Income Taxes
Operating results of BFI are included in the consolidated federal income tax return of Allied for the periods ended December 31, 2004, 2003 and 2002. For purposes of determining state income tax liabilities, we file either a consolidated or separate return based on the filing regulations required by each state.
The allocation of consolidated taxes of Allied to BFI is determined as if we prepared a separate tax return, in accordance with the provisions of the SFAS No. 109, Accounting for Income Taxes. The income tax provision determined for BFI is reflected in due from Parent on BFI’s consolidated balance sheets. Deferred tax assets and liabilities (including any valuation allowance) are recognized, realized and maintained on a corporate-wide basis by Allied. These balances include items established relating to the acquisition of BFI that were based on certain assumptions that could possibly change based on the ultimate outcome of certain tax matters. As these tax accounts were established in purchase accounting, any future changes relating to these amounts will result in balance sheet reclassifications, which may include an adjustment to the goodwill relating to the

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
acquisition of the predecessor entity. Allied’s valuation allowance at December 31, 2004 includes approximately $26.9 million related to the acquisition of BFI, the subsequent reduction of which would result in an adjustment to goodwill. BFI was allocated a portion of Allied’s valuation allowance based on specific identification to its deferred tax assets.
The components of the income tax benefit consist of the following (in millions):

	For the Year Ended December 31,

	2004	2003	2002

Current tax provision	$17.9	$19.3	$3.1
Balance of tax benefit	(165.4)	(180.7)	(122.6)

Total	$(147.5)	$(161.4)	$(119.5)

The current tax provision represents Puerto Rico and various state income taxes paid and payable for the periods presented. The balance of the provision represents federal and deferred Puerto Rico and state income taxes. The income tax provision allocated includes both current and deferred taxes, but under our tax sharing arrangement with the Parent, the total provision is considered to be a current provision, increases our cash flow from operating activities and is reflected in the due from Parent on our consolidated balance sheet.
The reconciliation of our income tax benefit to the federal statutory tax rate to the effective tax rate is as follows (in millions):

	For the Year Ended December 31,

	2004	2003	2002

Federal statutory tax rate	$(143.6)	$(152.1)	$(118.3)
Consolidated state benefit, net of federal tax	(18.3)	(20.2)	(13.6)
Non-deductible write-off of goodwill and business combination costs	1.1	—	2.1
Effect of foreign operations	2.8	4.2	2.5
Interest on tax contingency, net of tax benefit	10.9	6.1	8.7
Other permanent differences	(0.4)	0.6	(0.9)

Effective tax rate	$(147.5)	$(161.4)	$(119.5)

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred tax assets and liabilities (including any valuation allowance) are recognized, realized and maintained on a corporate-wide basis by Allied. Our cumulative tax-effected temporary differences that have been recorded in due from Parent on our consolidated balance sheets are as follows:

	December 31,

	2004	2003

Cumulative Tax-Effected Future (Taxable) Deductible Temporary Differences:
Relating primarily to basis differences in landfills, fixed assets and other assets	$(200.7)	$(140.5)
Environmental, capping, closure and post-closure reserves	221.8	218.5
Other reserves	32.4	45.8

Total	$53.5	$123.8

Tax-effected state net operating loss carryforwards	$32.3	$32.4
Valuation allowance	(30.7)	(16.7)

Net carryforwards	$1.6	$15.7

The interest expense reflected in our consolidated statement of operations relates to debt that is held at Allied and presented in these financial statements for separate financial reporting purposes (See Note 4). BFI’s federal net operating loss carryovers arising from such interest expense have been recognized in the deferred tax provision and realized through the Allied intercompany account as Allied on a consolidated return basis has recognized all such losses as recoverable.
Deferred income taxes have not been provided as of December 31, 2004 and 2003 on approximately $28.5 million and $31 million, respectively, of undistributed earnings of Puerto Rican affiliates, which are considered to be permanently reinvested. A determination of the U.S. income and foreign withholding taxes, if these earnings were remitted as dividends, is not practicable.
On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004. This new law makes a number of income tax changes that could or will impact us in future years. Two of the most significant changes are the foreign dividend provisions and a new deduction for qualifying domestic production activities. It does not appear that we could currently benefit from either of these changes. However, we will continue to study the new law and any impact it may have on us.
We are currently under examination by various state and federal taxing authorities for certain tax years. A federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999 is completed with the exception of the matter discussed below.
Prior to Allied’s acquisition of BFI on July 30, 1999, BFI operating companies, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, contributed assets and existing environmental and self-insurance liabilities to six fully consolidated BFI risk management companies (RMCs) in exchange for stock representing a minority ownership interest in the RMCs. Subsequently, the BFI operating companies sold that stock in the RMCs to third parties at fair market value which resulted in a capital loss of approximately $900 million for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received.
On January 18, 2001, the Internal Revenue Service (IRS) designated this type of transaction and other similar transactions as a “potentially abusive tax shelter” under the IRS regulations. During 2002, the IRS proposed the disallowance of all of this capital loss. The primary argument advanced by the IRS for disallowing the capital loss was that the tax basis of the stock of the RMCs received

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
by the BFI operating companies was required to be reduced by the amount of liabilities assumed by the RMCs even though such liabilities were contingent, and therefore, not liabilities recognized for tax purposes. Under the IRS view, there was no capital loss on the sale of the stock since the tax basis of the stock should have approximately equaled the proceeds received. We protested the disallowance to the Appeals Office of the IRS in August 2002.
If the proposed disallowance is upheld, we estimate it could have a potential total cash impact of up to $310 million for federal and state taxes plus accrued interest through December 31, 2004 of approximately $81.6 million ($49.0 million net of tax benefit). We also received a notification from the IRS proposing a penalty of 40% of the additional income tax resulting from the disallowance. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.
We expect that sometime in the first half of 2005, the Appeals Office of the IRS will uphold the disallowance of the capital loss deduction. If this occurs, we would most likely litigate the matter in a federal court and we would be required to pay a deficiency of approximately $50 million for BFI tax years prior to the acquisition. Thereafter, it would likely take a couple of years before the court reached a decision and it is likely that the losing party would appeal the decision to a court of appeals. A settlement, however, could occur at anytime during the litigation process.
The remaining tax years affected by the capital loss issue are currently being audited by the IRS. A court decision on the litigation would resolve the issue in these years as well. If we were to win the case, the initial payment would be refunded to us, subject to an appeal. If we were to lose the case, the deficiency associated with the remaining tax years would be due.
We continue to believe our position is well supported. However, the potential tax and interest (but not penalties) impact of a disallowance has been fully reserved on Allied’s consolidated balance sheet and is reflected in the due from Parent on our consolidated balance sheet. Also, the $50 million payment noted above has been reclassified from long-term liabilities to current liabilities on Allied’s consolidated balance sheet. Therefore, with regard to tax and accrued interest through December 31, 2004, a disallowance would have minimal impact on Allied’s consolidated results of operations. The periodic accrual of additional interest charged through the time at which this matter is resolved will continue to affect Allied’s consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on Allied’s consolidated liquidity, financial position and results of operations.

12.	Commitments and Contingencies
Litigations —
We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and can reasonably be estimable. We expect that matters in process at December 31, 2004, which have not been accrued in the consolidated balance sheets, will not have a material adverse effect on our consolidated liquidity, financial position or results of operations.
In the normal course of conducting our landfill operations, we are involved in legal and administrative proceedings relating to the process of obtaining and defending the permits that allow us to operate our landfills.

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In June 1999, neighboring parties and the county drainage district filed a lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at one of our landfills in Texas. In 2001, the expansion permit was granted. The parties opposing the expansion permit continued to pursue their efforts in preventing the expansion permit. In November 2003, a judgment issued by a state trial court in Texas, effectively revoked the expansion permit that was granted by the Texas Commission on Environmental Quality in 2001 and would require us to operate the landfill according to a prior permit granted in 1988. We are vigorously defending this expansion in the Texas State Court of Appeals. Operationally, if necessary, we will attempt to obtain bonding that will allow us to continue to operate the landfill as usual during the period of appeals, which may continue two years or longer. If the appeal is not successful, the landfill may become impaired and we may incur costs to relocate waste to another landfill and this matter could result in a charge of up to $50 million to our consolidated statement of operations.
Royalties —
In connection with certain acquisitions, we have entered into agreements to pay royalties based on waste tonnage disposed at specified landfills. The payments are generally payable quarterly and amounts earned, but not paid, are accrued in the accompanying consolidated balance sheets. Royalties are expensed as tonnage is disposed of in the landfill.
Lease agreements —
We have operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year at December 31, 2004 are as follows (in millions):

2005	$12.4
2006	3.7
2007	2.9
2008	2.4
2009	2.3
Thereafter	11.3
Rental expense under such operating leases was approximately $30.4 million, $32.1 million and $29.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.
Financial assurances —
We are required to provide financial assurances to governmental agencies under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs and performance under certain collection, landfill and transfer station contracts. We satisfy the financial assurance requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. Additionally, we are required to provide financial assurances for our insurance programs and collateral required for certain performance obligations. During 2005, we expect no material increase in total financial assurance requirements.
These financial instruments are issued in the normal course of business and are not debt of the company. Since we currently have no liability for these financial assurance instruments, they are not reflected in the accompanying consolidated balance sheets. However, we have recorded the capping, closure and post-closure liabilities and self-insurance as the liabilities are incurred under generally accepted accounting principles. The underlying obligations of the financial assurance

BROWNING-FERRIS INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
instruments would be valued and recorded in the consolidated balance sheets if it is probable that we would be unable to perform our obligations under the financial assurance contracts. We do not expect this to occur.
Guarantees —
We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that may become known in the future but that relate to our activities prior to the divestiture. As of December 31, 2004, we estimate the contingent obligations associated with these indemnifications to be de minimus.
We have entered into agreements to guarantee to property owners the value of certain property that is adjacent to landfills. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees have been accounted for in accordance with SFAS No. 5, Accounting for Contingencies, in the consolidated financial statements. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FIN 45 and were not significant in 2004 and 2003.

13.	Related Party Transactions
All treasury functions are maintained by Allied. The amount due from Parent represents proceeds Allied received from the issuance of certain debt issued in connection with the financing of the BFI acquisition, in addition to the net advances to Parent in excess of obligations paid by the Parent on behalf of BFI. No interest is earned on the amount due from Parent.
We are charged for management, financial and other administrative services provided during the year by Allied, including allocations for overhead. Related charges for the years ended December 31, 2004, 2003 and 2002 were approximately $29.1 million, $23.3 million and $24.1 million, respectively, recorded in selling, general and administrative expenses. In addition, Allied maintains insurance coverage for us and we were charged for the cost of insurance $60.3 million, $62.4 million and $81.9 million during 2004, 2003 and 2002, respectively.
We provide services to, and receive services from, Allied and subsidiaries of Allied, which are recorded in our consolidated statement of operations. Related revenues and expenses for the years ended December 31, 2004, 2003 and 2002 were approximately $137.8 million, $166.1 million and $169.8 million, respectively, recorded in revenues, and $50.6 million, $57.4 million and $45.2 million, respectively, recorded in cost of operations.
During 2004 and 2003, we sold trade receivables at a discount to another subsidiary of Allied in connection with Allied’s receivables secured loan program. In connection with the sale, we recognized a loss of approximately $13.4 million and $9.3 million recorded in selling, general and administrative expenses for the years ended December 31, 2004 and 2003, and recorded a note receivable due from affiliate of approximately $15.0 million in due from Parent as part of the initial sale of receivables. Allocated interest income on the note receivable was approximately $0.9 million and $0.5 million for the years ended December 31, 2004 and 2003.
In 2001, we entered into lease agreements with certain subsidiaries of Allied for equipment and vehicles. The associated lease expense is included in cost of operations for 2004, 2003 and 2002 of approximately $10.3 million, $10.8 million and $9.9 million, respectively.

Financial Statement Schedules —
Schedule II — Valuation and Qualifying Accounts (in millions):

	Balance	Charges			Balance
	at	to	Other	Write-Offs/	at
	12/31/01	Expense	Charges(1)	Payments	12/31/02

Receivable realization allowance	$11.2	$3.5	$0.1	$(7.6)	$7.2
Acquisition related severance and termination costs	2.8	—	—	(1.4)	1.4
Acquisition related restructuring costs	13.3	—	(3.1)	(7.0)	3.2

	Balance	Charges			Balance
	at	to	Other	Write-Offs/	at
	12/31/02	Expense	Charges(1)	Payments	12/31/03

Receivable realization allowance	$7.2	$6.1	$(0.2)	$(5.6)	$7.5
Acquisition related severance and termination costs	1.4	—	—	(0.8)	0.6
Acquisition related restructuring costs	3.2	—	0.4	(1.3)	2.3

	Balance	Charges			Balance
	at	to	Other	Write-Offs/	at
	12/31/03	Expense	Charges(1)	Payments	12/31/04

Receivable realization allowance	$7.5	$2.1	$0.8	$(6.3)	$4.1
Acquisition related severance and termination costs	0.6	—	—	(0.4)	0.2
Acquisition related restructuring costs	2.3	—	(0.1)	(0.7)	1.5

(1)	Amounts primarily relate to acquired and divested companies.
Valuation and qualifying accounts not included above have been shown in Note 1 of our consolidated financial statements herein.

Exhibit No.		Description

2.1		Amended and Restated Agreement and Plan of Reorganization between Allied Waste Industries, Inc. and Rabanco Acquisition Company, Rabanco Acquisition Company Two, Rabanco Acquisition Company Three, Rabanco Acquisition Company Four, Rabanco Acquisition Company Five, Rabanco Acquisition Company Six, Rabanco Acquisition Company Seven, Rabanco Acquisition Company Eight, Rabanco Acquisition Company Nine, Rabanco Acquisition Company Ten, Rabanco Acquisition Company Eleven, and Rabanco Acquisition Company Twelve. Exhibit 2.4 to Allied’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.

2.2		Agreement and Plan of Merger dated as of August 10, 1998 by and among Allied Waste Industries, Inc., AWIN II Acquisition Corporation and American Disposal Services, Inc. Exhibit 2 to Allied’s Report on Form 8-K filed August 21, 1998 is incorporated herein by reference.

2.3		Agreement and Plan of Merger dated as of March 7, 1999 by and among Allied Waste Industries, Inc., AWIN I Acquisition Corporation and Browning-Ferris Industries, Inc. Exhibit 2 to Allied’s Report on Form 8-K filed March 16, 1999 is incorporated herein by reference.

3.1		Amended Certificate of Incorporation of Allied. Exhibit 3.1 to the Company’s Report on Form 10-K/ A for the fiscal year ended December 31, 1996 is incorporated herein by reference.

3	.1(i)	Amendment to Amended Certificate of Incorporation of Allied dated October 15, 1998. Exhibit 3.4 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.

Exhibit No.		Description

3	.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation of Allied dated January 23, 2003. Exhibit 3.1(ii) to the Company’s Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

3.2		Amended and Restated Bylaws of the Company as of May 13, 1997. Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.

3	.2(i)	Amendment to the Amended and Restated Bylaws of the Company, effective June 30, 1999. Exhibit 3.2 to Allied’s Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference.

3	.2(ii)	Amendment No. 2 to the Amended and Restated Bylaws of Allied Waste Industries, Inc., effective June 24, 2003. Exhibit 3.2 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference.

3.3		Certificate of Designations of 6 1/4% Series C Senior Mandatory Convertible Preferred Stock of Allied Waste Industries, Inc., as filed with the Delaware Secretary of State on April 8, 2003. Exhibit 3.01 to Allied’s Current Report on Form 8-K dated April 10, 2003 is incorporated by reference.

4.1		Eighth Supplemental Indenture relating to the 8 1/2% Senior Notes due 2008, dated November 27, 2001, among Allied NA, certain guarantors signature thereto, and U.S. Bank National Association, formerly U.S. Bank Trust National Association, as Trustee. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-82362) is incorporated by reference.

4.2		Sixth Supplemental Indenture relating to the 8 7/8% Senior Notes 2008, dated January 30, 2001, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.

4.3		Amendment No. 1 to Sixth Supplemental Indenture relating to the 8 7/8% Senior Notes due 2008, dated as of June 29, 2001, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.2 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.4		Senior Indenture relating to the 1998 Senior Notes dated as of December 23, 1998, by and among Allied NA and U.S. Bank Trust National Association, as Trustee, with respect to the 1998 Senior Notes and Exchange Notes. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.5		Seven Year Series Supplemental Indenture relating to the 1998 Seven Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.4 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.6		Form of Series B Seven Year Notes. Exhibit 4.25 to Allied’s Report on Form 10Q for the quarter ended March 31, 2004 is incorporated herein by reference.

4.7		Ten Year Series Supplemental Indenture relating to the 1998 Ten Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.6 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.8		Form of Series B Ten Year Notes. Exhibit 4.7 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.9		Fourth Supplemental Indenture relating to the 1998 Senior Notes, dated as of July 30, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.26 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

Exhibit No.	Description

4.10	Fifth Supplemental Indenture relating to the 1998 Senior Notes, dated as of December 29, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.27 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

4.11	Seventh Supplemental Indenture relating to the 1998 Senior Notes and the 8 7/8% Senior Notes due 2008, dated as of June 29, 2001, among Allied NA, certain guarantors signatory thereto and U.S. Bank Trust National Association, as Trustee. Exhibit 4.21 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.12	Restated Indenture relating to debt issued by Browning-Ferris Industries, Inc., dated September 1, 1991, among BFI and First City, Texas-Houston, National Association, as Trustee. Exhibit 4.22 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.13	First Supplemental Indenture relating to the debt issued by Browning-Ferris Industries, Inc., dated July 30, 1999, among Allied, Allied NA, Browning-Ferris Industries, Inc. and Chase Bank of Texas, National Association, as Trustee. Exhibit 4.23 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.14	Subordinated Indenture, dated July 30, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee, regarding the 10% Senior Subordinated Notes due 2009 of Allied NA. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-91539), is incorporated herein by reference.

4.15	First Supplemental Indenture, dated July 30, 1999 among Allied NA, certain subsidiaries of Allied NA and U.S. Bank Trust, National Association, as Trustee, regarding 10% Senior Subordinated Notes due 2009 of Allied NA. Exhibit 4.3 to Allied’s Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.

4.16	Second Supplemental Subordinated Indenture relating to the 10% Senior Subordinated Notes due 2009 of Allied NA, dated December 29, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.2 to Allied’s Registration Statement on Form S-4 (No. 333-91539), is incorporated herein by reference.

4.17	Ninth Supplemental Indenture relating to the 9 1/4% Senior Notes due 2012, dated November 15, 2002, among Allied NA, certain guarantors signatory thereto, and U.S. Bank National Association as Trustee. Exhibit 10.75 to Allied’s Report on Form 10K for the year ended December 31, 2002.

4.18	Registration Rights Agreement, dated as of November 10, 2003, by and among the Company, the Guarantors and the initial purchasers, relating to $350 million aggregate principal amount of 6 1/2% Senior Notes due 2010. Exhibit 10.4 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference.

4.19	Eleventh Supplemental Indenture relating to the 6 1/2% Senior Notes due 2010, dated November 10, 2003, among Allied NA, certain guarantors signatory thereto, and U.S. Bank National Association as Trustee. Exhibit 10.5 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference.

4.20	Twelfth Supplemental Indenture governing the 5 3/4% Series A Senior Notes due 2011, dated January 27, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.58 to Allied Report on Form 10-K for the year ended December 31, 2003.

4.21	Thirteenth Supplemental Indenture governing the 6 1/8% Series A Senior Notes due 2014, dated January 27, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.59 to Allied Report on Form 10-K for the year ended December 31, 2003.

Exhibit No.		Description

4.22		Second Amended and Restated Registration Rights Agreement, dated as of December 18, 2003, between Allied and the purchasers of the Series A Convertible Preferred Stock and related parties. Exhibit 10.60 to Allied Report on Form 10-K for the year ended December 31, 2003.

4.23		Third Amended and Restated Shareholders Agreement, dated as of December 18, 2003, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.61 to Allied Report on Form 10-K for the year ended December 31, 2003.

4.24		Registration Rights Agreement, dated as of April 20, 2004, by and among the Company, the Guarantors and the initial purchasers, relating to $275 million aggregate principal amount of 6 3/8% Senior Notes due 2011. Exhibit 10.20 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

4.25		Registration Rights Agreement, dated as of April 20, 2004, by and among the Company, the Guarantors and the initial purchasers, relating to $400 million aggregate principal amount of 7 3/8% Senior Notes due 2014. Exhibit 10.21 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

4.26		Fourteenth Supplemental Indenture governing the 7 3/8% Series A Senior Notes due 2014, dated April 20, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.22 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

4.27		Fifteenth Supplemental Indenture governing the 6 3/8% Series A Senior Notes due 2011, dated April 20, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.23 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

4.28		Indenture, dated as of April 20, 2004, among Allied Waste Industries, Inc., and U.S. Bank Trust National Association, as Trustee, regarding the 4 1/4% Senior Subordinated Convertible Debentures due 2034 of Allied Waste Industries, Inc. Exhibit 10.24 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

4.29		Tenth Supplemental Indenture governing the 7 7/8% Senior Notes due 2013, dated April 9, 2003, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated April 10, 2003 is incorporated by reference.

4.30		Form of 8 1/2% Senior Notes due 2008 (included in Exhibit 4.1).

4.31		Form of 8 7/8% Senior Notes due 2008. Exhibit 4.3 to Allied’s Registration Statement on Form S-4 (no. 333-61744) is incorporated herein by reference.

4.32		Form of 10% Series B Senior Subordinated Notes due 2009 (included in Exhibit 4.14).

4	.33*	First Supplemental Indenture, dated as of December 31, 2004, between Browning-Ferris Industries, Inc., BBCO, and JP Morgan Chase Bank, National Association as trustee.

10.1		Securities Purchase Agreement dated April 21, 1997 between Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.; Laidlaw Inc. and Laidlaw Transportation, Inc.; and Allied Waste Industries, Inc. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

10.2		1994 Amended and Restated Non-Employee Director Stock Option Plan of Allied. Exhibit B to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 28, 1994, is incorporated herein by reference.

Exhibit No.	Description

10.3	Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit 10.2 to Allied’s Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.

10.4	Second Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan of Allied. Exhibit A to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 25, 1995, is incorporated herein by reference.

10.5	Third Amendment to the 1994 Amended and Restated Non-Employee Director’s Stock Option Plan dated January 1, 1998. Exhibit 4.41 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.

10.6	Fourth Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan dated January 1, 1998. Exhibit 4.42 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.

10.7	Fifth Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan dated May 26, 1999. Exhibit 4.43 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.

10.8	Amended and Restated 1994 Incentive Stock Plan. Exhibit 10.1 to Allied’s Quarterly Report on Form 10-Q dated May 31, 1996, is incorporated herein by reference.

10.9	Amended and Restated 1991 Incentive Stock Plan. Exhibit 3 to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 18, 2001, is incorporated herein by reference.

10.10	First Amendment to the 1991 Incentive Stock Plan dated August 8, 2001, is incorporated herein by reference.

10.11	First Amendment to the 1994 Amended and Restated Incentive Stock Plan dated January 1, 1998. Exhibit 4.44 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.

10.12	1993 Incentive Stock Plan of Allied. Exhibit 10.3 to Allied’s Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.

10.13	Amendment No. 1 to the 1993 Incentive Stock Option Plan dated January 1, 1998. Exhibit 4.45 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.

10.14	Amendment to the Allied Waste Industries, Inc. 1993 Incentive Stock Plan dated June 20, 2000. Exhibit 4.46 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.

10.15	Second Amendment to the 1993 Incentive Stock Plan dated December 12, 2002. Exhibit 10.44 to Allied’s Annual Report on Form 10-K, dated March 26, 2003, is incorporated herein by reference.

10.16	First Amendment to the 1994 Incentive Stock Plan dated June 20, 2000 is incorporated herein by reference.

10.17	Second Amendment to the 1994 Incentive Stock Plan dated December 12, 2002. Exhibit 10.46 to Allied’s Annual Report on Form 10-K dated March 26, 2003, is incorporated herein by reference.

10.18	Restated 1994 Non-Employee Director Stock Plan dated April 3, 2002 incorporated herein by reference.

10.19	Sixth Amendment to the 1994 Amended and Restated Non-Employee Director Stock Plan dated April 3, 2002 incorporated herein by reference.

10.20	Second Amendment to Restated 1991 Incentive Stock Plan dated December 12, 2002. Exhibit 10.49 to Allied’s Annual Report on Form 10-K dated March 26, 2003, is incorporated herein by reference.

Exhibit No.	Description

10.21	Amended and Restated Collateral Trust Agreement, dated April 29, 2003, among Allied NA, certain of its subsidiaries, and JPMorgan Chase Bank, as Collateral Trustee. Exhibit 10.14 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.22	Amended and Restated Shared Collateral Pledge Agreement, dated April 29, 2003, among Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Trustee. Exhibit 10.13 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.23	Amended and Restated Shared Collateral Security Agreement, dated April 29, 2003, among Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Trustee. Exhibit 10.12 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.24	Amended and Restated Non-Shared Collateral Security Agreement, dated April 29, 2003, among Allied, Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Agent. Exhibit 10.10 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.25	Amended and Restated Non-Shared Collateral Pledge Agreement, dated April 29, 2003, among Allied, Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Agent. Exhibit 10.11 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.26	Amended and Restated Credit Agreement, dated April 29, 2003. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2003 is incorporated herein by reference.

10.27	Amendment to Amended and Restated Credit Agreement, dated as of August 20, 2003. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated August 25, 2003 is incorporated by reference.

10.28	Exchange Agreement, dated July 31, 2003, by and among Allied Waste Industries, Inc., and the Parties Listed on Schedule I thereto. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated August 6, 2003 is incorporated by reference.

10.29	Executive Employment Agreement between the Company and Thomas W. Ryan effective August 1, 2003. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference.

10.30	Amendment to Amended and Restated Credit Agreement, dated November 20, 2003. Exhibit 99.1 to Allied’s Current Report on Form 8-K dated November 26, 2003 is incorporated by reference.

10.31	Executive Employment Agreement between the Company and Thomas H. Van Weelden effective January 1, 2004. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.32	Executive Employment Agreement between the Company and Donald W. Slager effective January 1, 2004. Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.33	Executive Employment Agreement between the Company and Peter S. Hathaway effective January 1, 2004. Exhibit 10.3 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.34	Executive Employment Agreement between the Company and Steven M. Helm effective January 1, 2004. Exhibit 10.4 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.35	Long-Term Incentive Plan effective January 1, 2004. Exhibit 10.5 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.36	Third Amendment to the 1991 Incentive Stock Plan effective February 5, 2004. Exhibit 10.6 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

Exhibit No.	Description

10.37	Fourth Amendment to the 1991 Incentive Stock Plan effective February 5, 2004. Exhibit 10.7 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.38	Amended and Restated 1991 Incentive Stock Plan effective February 5, 2004. Exhibit 10.8 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.39	Executive Deferred Compensation Plan effective February 5, 2004. Exhibit 10.9 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.40	Supplemental Executive Retirement Plan effective August 1, 2003. Exhibit 10.10 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.41	Amendment to the 1993 Incentive Stock Plan — 2004-1, effective February 5, 2004. Exhibit 10.11 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.42	Amendment to the 1993 Incentive Stock Plan — 2004-2, effective February 5, 2004. Exhibit 10.12 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.43	Restated 1993 Incentive Stock Plan effective February 5, 2004. Exhibit 10.13 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.44	Amendment to the 1994 Incentive Stock Plan — 2004-1, effective February 5, 2004. Exhibit 10.14 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.45	Amendment to the 1994 Incentive Stock Plan — 2004-2, effective February 5, 2004. Exhibit 10.15 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.46	Restated 1994 Incentive Stock Plan effective February 5, 2004. Exhibit 10.16 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.47	Restated 1994 Non-Employee Director Stock Plan effective February 5, 2004. Exhibit 10.17 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.48	Indemnification Agreement — Employees (Specimen Agreement with List of Covered Persons). Exhibit 10.18 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.49	Indemnification Agreement — Employees (List of Covered Persons). Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.

10.50	Indemnification Agreement — Non-Employee Directors (Specimen Agreement with List of Covered Persons). Exhibit 10.19 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.51	Indemnification Agreement — Non-Employee Directors (List of Covered Persons). Exhibit 10.3 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.

10.52	Third Amendment and Restatement, dated March 30, 2004, to the Credit Agreement, dated as of July 21, 1999, as amended and restated as of August 20, 2003, and further amended and restated as of November 20, 2003. Exhibit 99.1 to Allied’s Current Report on Form 8-K dated April 15, 2004 is incorporated herein by reference.

Exhibit No.		Description

10.53		Fourth Amendment dated as of June 16, 2004, to the Credit Agreement dated as of July 21, 1999, as amended and restated as of March 30, 2004. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.

10.54		Executive Employment Agreement between the Company and Charles H. Cotros effective October 4, 2004. Exhibit 10.1 to Allied’s Report on Form 8-K dated October 6, 2004 is incorporated herein by reference.

10.55		Option Agreement between the Company and Charles H. Cotros effective October 4, 2004. Exhibit 10.1 to Allied’s Report on Form 8-K dated October 6, 2004 is incorporated herein by reference.

10.56		Amendment to the Executive Employment Agreement between the Company and Thomas H. Van Weelden effective October 4, 2004. Exhibit 10.1 to Allied’s Report on Form 8-K dated October 6, 2004 is incorporated herein by reference.

10.57		Second Amendment to Executive Employment Agreement between Allied Waste Industries, Inc. and Thomas H. Van Weelden, effective October 25, 2004. Exhibit 10.03 to Allied’s Report on Form 8-K dated October 26, 2004 is incorporated herein by reference.

10.58		Form of Nonqualified Stock Option Agreement under the Amended and Restated 1991 Incentive Stock Option Plan. Exhibit 10.01 to Allied’s Report on Form 8-K dated December 10, 2004 is incorporated herein by reference.

10.59		Form of Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.02 to Allied’s Report on Form 8-K dated December 10, 2004 is incorporated herein by reference.

10.60		First Amendment to the Amended and Restated 1991 Incentive Stock Plan (As Amended and Restated effective February 5, 2004). Exhibit 10.03 to Allied’s Report on Form 8-K dated December 10, 2004 is incorporated herein by reference.

10	.61*	Form of Nonqualified Stock Option Agreement under the 1994 Amended and Restated Non-Employee Directors Stock Option Plan.

10	.62*	Form of Performance-Accelerated Restricted Stock Agreement under the Amended and Restated 1991 Incentive Stock Plan.

10	.63*	Form of the First Amendment to the Performance-Accelerated Restricted Stock Agreement, dated January 1, 2002, under the Amended and Restated 1991 Incentive Stock Plan.

10	.64*	Form of the Second Amendment to the Performance-Accelerated Restricted Stock Agreement, dated July 1, 2004, under the Amended and Restated 1991 Incentive Stock Plan.

10	.65*	Form of the Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan.

10	.66*	Form of the Amendment to the Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan.

10	.67*	Receivables Sale Agreement, dated as of March 7, 2003, among Allied Waste North America, Inc, as originators and Allied Receivables Funding Incorporated as buyer.

10	.68*	Credit and Security Agreement, dated as of March 7, 2003, among Allied Receivables Funding Incorporated as borrower, Allied Waste North America, Inc. as servicer, Blue Ridge Asset Funding Corporation as a lender, Wachovia Bank, National Association as a lender group agent and Wachovia Bank, National Association as agent.

10	.69*	Sixth Amendment to Receivable Sale Agreement, effective September 30, 2004.

10	.70*	Seventh Amendment to Credit and Security Agreement, effective September 30, 2004.

10	.71*	2005 Executive Deferred Compensation Plan, effective December 1, 2004.

10	.72*	Executive Employment Agreement between the Company and James E. Gray, effective January 3, 2001.

Exhibit No.		Description

12	.1*	Ratio of earnings to fixed charges and preferred stock dividends.

14	*	Allied Waste Industries Code of Ethics.

21	*	Subsidiaries of the Registrant.

23	.1*	Consent of PricewaterhouseCoopers LLP.

31	.1*	Section 302 Certifications of Charles H. Cotros, Chairman of the Board of Directors and Chief Executive Officer.

31	.2*	Section 302 Certifications of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32	*	Certification Pursuant to 18 U.S.C.§1350 of Charles H. Cotros, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

*	Filed herewith.

Signatures
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED WASTE INDUSTRIES, INC.

Date: February 15, 2005	By: /s/ Peter S. Hathaway Peter S. Hathaway Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles H. Cotros Charles H. Cotros	Director, Chairman of the Board of Directors and Chief Executive Officer (Principal Executive officer)	2/15/05

/s/ Peter S. Hathaway Peter S. Hathaway	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	2/15/05

/s/ James E. Gray James E. Gray	Senior Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	2/15/05

/s/ Michael Gross Michael Gross	Director	2/15/05

/s/ Dennis Hendrix Dennis Hendrix	Director	2/15/05

/s/ Leon D. Black Leon D. Black	Director	2/15/05

/s/ Nolan Lehmann Nolan Lehmann	Director	2/15/05

/s/ Howard A. Lipson Howard A. Lipson	Director	2/15/05

/s/ James W. Crownover James W. Crownover	Director	2/15/05

Signature	Title	Date

/s/ Antony P. Ressler Antony P. Ressler	Director	2/15/05

/s/ Warren B. Rudman Warren B. Rudman	Director	2/15/05

/s/ Lawrence V. Jackson Lawrence V. Jackson	Director	2/15/05

/s/ J. Tomilson Hill J. Tomilson Hill	Director	2/15/05

/s/ Robert Agate Robert Agate	Director	2/15/05

LIST OF EXHIBITS

Exhibit No.		Description

4	.33*	First Supplemental Indenture, dated as of December 31, 2004, between Browning-Ferris Industries, Inc., BBCO, and JP Morgan Chase Bank, National Association as trustee.

10	.61*	Form of Nonqualified Stock Option Agreement under the 1994 Amended and Restated Non-Employee Directors Stock Option Plan.

10	.62*	Form of Performance-Accelerated Restricted Stock Agreement under the Amended and Restated 1991 Incentive Stock Plan.

10	.63*	Form of the First Amendment to the Performance-Accelerated Restricted Stock Agreement, dated January 1, 2002, under the Amended and Restated 1991 Incentive Stock Plan.

10	.64*	Form of the Second Amendment to the Performance-Accelerated Restricted Stock Agreement, dated July 1, 2004, under the Amended and Restated 1991 Incentive Stock Plan.

10	.65*	Form of the Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan.

10	.66*	Form of the Amendment to the Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan.

10	.67*	Receivables Sale Agreement, dated as of March 7, 2003, among Allied Waste North America, Inc, as originators and Allied Receivables Funding Incorporated as buyer.

10	.68*	Credit and Security Agreement, dated as of March 7, 2003, among Allied Receivables Funding Incorporated as borrower, Allied Waste North America, Inc. as servicer, Blue Ridge Asset Funding Corporation as a lender, Wachovia Bank, National Association as a lender group agent and Wachovia Bank, National Association as agent.

10	.69*	Sixth Amendment to Receivable Sales Agreement, effective September 30, 2004.

10	.70*	Seventh Amendment to Credit and Security Agreement, effective September 30, 2004.

10	.71*	2005 Executive Deferred Compensation Plan, effective December 1, 2004.

10	.72*	Executive Employment Agreement between the Company and James E. Gray, effective January 3, 2001.

12	.1*	Ratio of earnings to fixed charges and preferred stock dividends.

14*		Allied Waste Industries Code of Ethics.

21*		Subsidiaries of the Registrant.

23	.1*	Consent of PricewaterhouseCoopers LLP.

31	.1*	Section 302 Certifications of Charles H. Cotros, Chairman of the Board of Directors and Chief Executive Officer.

31	.2*	Section 302 Certifications of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32*		Certification Pursuant to 18 U.S.C.§1350 of Charles H. Cotros, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

*	Filed herewith.