Form 10-Q
period 2005-03-31
ALLIED WASTE INDUSTRIES INC
filed 2005-05-05
CIK 848865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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
Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
Yes ☑ No ☐

     Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding as of April 22, 2005
Common Stock	330,298,890

ALLIED WASTE INDUSTRIES, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

INDEX

Part I Financial Information

Item 1 Financial Statements

Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3 Quantitative and Qualitative Disclosures About Market Risk	40

Item 4 Controls and Procedures	40

Part II Other Information

Item 1 Legal Proceedings	40

Item 2 Unregistered Sales of Equity in Securities and Use of Proceeds	40

Item 3 Defaults Upon Senior Securities	40

Item 4 Submission of Matters to a Vote of Security Holders	40

Item 5 Other Information	40

Item 6 Exhibits	41

Signatures	42
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-31.1
EX-31.2
EX-32

ALLIED WASTE INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current Assets —
Cash and cash equivalents	$181.5	$68.0
Accounts receivable, net of allowance of $15.6 and $17.0	636.9	668.4
Prepaid and other current assets	95.7	81.9
Deferred income taxes	127.7	104.3

Total current assets	1,041.8	922.6
Property and equipment, net	4,072.3	4,129.9
Goodwill, net	8,197.9	8,202.0
Other assets, net	268.9	239.4

Total assets	$13,580.9	$13,493.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$367.1	$327.8
Accounts payable	416.8	582.8
Current portion of accrued capping, closure, post-closure and environmental costs	91.9	95.0
Accrued interest	126.8	140.3
Other accrued liabilities	415.7	390.1
Unearned revenue	222.5	220.7

Total current liabilities	1,640.8	1,756.7
Long-term debt, less current portion	6,950.9	7,429.2
Deferred income taxes	196.5	207.7
Accrued capping, closure, post-closure and environmental costs, less current portion	843.8	839.0
Other long-term obligations	646.8	656.4
Commitments and Contingencies
Stockholders’ Equity —
Series C senior mandatory convertible preferred stock, $0.10 par value, 6.9 million shares authorized, issued and outstanding, liquidation preference of $50.00 per share, net of $12 million of issuance costs	333.1	333.1
Series D senior mandatory convertible preferred stock, $0.10 par value, 2.4 million shares authorized, issued and outstanding, liquidation preference of $250.00 per share, net of $20 million of issuance costs	580.3	—
Common stock; $0.01 par value; 525 million authorized shares; 330.3 million and 317.5 million shares issued and outstanding	3.3	3.2
Additional paid-in capital	2,436.6	2,338.0
Accumulated other comprehensive loss	(68.2)	(69.4)
Retained earnings	17.0	—

Total stockholders’ equity	3,302.1	2,604.9

Total liabilities and stockholders’ equity	$13,580.9	$13,493.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts, unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues	$1,305.3	$1,274.8
Cost of operations (exclusive of depreciation and amortization shown below)	844.4	789.9
Selling, general and administrative expenses	124.4	130.6
Depreciation and amortization	133.3	133.1

Operating income	203.2	221.2
Interest expense and other	203.6	212.0

Income (loss) before income taxes	(0.4)	9.2
Income tax expense (benefit)	(25.4)	3.7
Minority interest	0.3	0.5

Income from continuing operations	24.7	5.0
Loss from discontinued operations, net of tax	—	(2.0)

Net income	24.7	3.0
Dividends on preferred stock	(7.7)	(5.4)

Net income (loss) available to common shareholders	$17.0	$(2.4)

Basic EPS:
Continuing operations	$0.05	$(0.00)
Discontinued operations	—	(0.01)

Net income (loss) available to common shareholders	$0.05	$(0.01)

Weighted average common shares	319.3	314.2

Diluted EPS:
Continuing operations	$0.05	$(0.00)
Discontinued operations	—	(0.01)

Net income (loss) available to common shareholders	$0.05	$(0.01)

Weighted average common and common equivalent shares	322.8	314.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities —
Net income	$24.7	$3.0
Discontinued operations, net of tax	—	2.0
Adjustments to reconcile net income to cash provided by operating activities from continuing operations —
Provisions for:
Depreciation and amortization	133.3	133.1
Doubtful accounts	0.7	5.2
Accretion of debt and amortization of debt issuance costs	6.2	6.6
Deferred income taxes	(31.6)	(3.3)
Gain on sale of fixed assets	(0.6)	(1.1)
Non-cash reduction in acquisition accruals	(0.6)	(5.1)
Non-cash gain on non-hedge accounting interest rate swap contracts	—	(17.0)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	—	4.7
Write-off of deferred debt issuance costs	13.4	11.8
Change in operating assets and liabilities, excluding the effects of purchase acquisitions—
Accounts receivable, prepaid expenses, inventories and other	22.0	2.2
Accounts payable, accrued liabilities, unearned revenue, stock option tax benefits and other	(80.6)	(78.9)
Capping, closure and post-closure provision and accretion	12.7	11.9
Capping, closure, post-closure and environmental expenditures	(12.2)	(11.0)

Cash provided by operating activities from continuing operations	87.4	64.1

Investing activities —
Cost of acquisitions, net of cash acquired	(1.1)	(2.8)
Proceeds from divestitures, net of cash divested	0.4	18.6
Proceeds from sale of fixed assets	3.3	2.8
Capital expenditures, excluding acquisitions	(85.5)	(68.6)
Capitalized interest	(3.4)	(3.5)
Change in deferred acquisition costs, notes receivable and other	0.6	(2.3)

Cash used for investing activities from continuing operations	(85.7)	(55.8)

Financing activities —
Net proceeds from sales of Series D preferred stock	580.3	—
Net proceeds from sale of common stock	95.4	—
Proceeds from long-term debt, net of issuance costs	2,331.5	943.3
Payments of long-term debt	(2,794.5)	(1,286.2)
Payments of preferred stock dividend	(5.4)	(5.4)
Change in disbursement account	(95.0)	(33.1)
Net proceeds from exercise of stock options and other	0.2	(3.5)

Cash provided by (used for) financing activities from continuing operations	112.5	(384.9)

Cash provided by (used for) discontinued operations	(0.7)	6.3

Increase (decrease) in cash and cash equivalents	113.5	(370.3)
Cash and cash equivalents, beginning of period	68.0	444.7

Cash and cash equivalents, end of period	$181.5	$74.4

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

The Consolidated Financial Statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The December 31, 2004 balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States. The Consolidated Balance Sheet as of December 31, 2004 and the unaudited interim Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. We believe that the presentations and disclosures herein are adequate when read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2004. The Consolidated Financial Statements as of March 31, 2005, and for the three months ended March 31, 2005 and 2004 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.

Operating results for interim periods are not necessarily indicative of the results for full years. These Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements for the year ended December 31, 2004 and the related notes thereto included in our Annual Report on Form 10-K.

For the description of our significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 2004 in our Annual Report on Form 10-K.

Assets held for sale –

During the first quarter of 2005, certain operations were classified as assets held for sale. These assets are a part of an asset group currently subject to a pending sale expected to close during 2005. Amounts related to assets held for sale included in other long-term assets total $15.3 million and include accounts receivable, fixed assets and goodwill. Amounts related to assets held for sale included in other long-term liabilities total $4.8 million.

We recorded a $3.7 million pre-tax loss in cost of operations relating to these assets held for sale. Included in the provision for income taxes during the first quarter is a benefit of approximately $27 million related to the pending sale. Certain of these operations to be divested are pursuant to a stock sale agreement. As a result, we can now recognize tax basis in the stock of these operations, which previously could not be recognized under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (SFAS 109). The pending divestiture and expected use of the resulting capital loss for tax purposes requires us to record the benefit.

Discontinued operations —

During 2003, we determined that certain operations that were divested or held for sale as part of our divestiture plan that was launched in early 2003 were discontinued operations. In addition, at December 31, 2003, we held for sale certain operations in Florida, which we sold in 2004. Operations sold in 2004 and 2003 reported as discontinued operations included businesses in

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

South Carolina, Georgia, Colorado, New Jersey, Virginia and Florida. As of December 31, 2004, we received net proceeds of $291.7 million from the transactions, which was used to repay debt.

The accompanying consolidated financial statements and notes for 2004 reflect the results of operations, financial position and cash flows of these operations as discontinued operations.

Results of operations for the discontinued operations were as follows (in millions):

For the Three Months
Ended March 31, 2004
Revenues	$8.1

Loss before tax	$(0.5)
Gain on divestiture	2.4
Income tax expense	(3.9)

Discontinued operations, net of tax	$(2.0)

The assets divested, including goodwill, were adjusted to the lower of carrying value or fair value. Fair value was based on the actual or anticipated sales price. Included in the results for discontinued operations for the three months ended March 31, 2004 is a gain of approximately $2.4 million ($1.8 million loss, net of tax) for the assets, including $9.2 million of goodwill, divested during the period. A portion of the goodwill allocated to the operations sold was non-deductible for tax purposes.

In accordance with Emerging Issues Task Force (EITF) Issue No. 87-24, Allocation of Interest to Discontinued Operations (EITF 87-24), we allocated interest to discontinued operations based on a ratio of net assets to be sold or sold to the sum of consolidated net assets plus consolidated debt. We did not allocate interest on debt that was directly attributable to other operations outside of the discontinued operations. For the three months ended March 31, 2004, we allocated $0.2 million of interest expense to discontinued operations.

Interest expense capitalized —

We capitalize interest in connection with the construction of our landfill assets. Actual acquisition permitting and construction costs incurred related to landfill assets under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a landfill asset is complete and available for use.

During the three months ended March 31, 2005 and 2004, we incurred gross interest expense (including payments under interest rate swap contracts) of $138.4 million and $170.7 million, respectively, of which $3.4 million and $3.5 million was capitalized.

Statements of cash flows —

The supplemental cash flow disclosures are as follows (in millions):

	For the Three Months Ended March 31,
	2005	2004
Supplemental Disclosures -
Interest paid (net of amounts capitalized)	$148.0	$152.0
Income taxes paid, net of refunds	0.5	19.3

Use of estimates —

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although we believe that our estimates and assumptions are reasonable, they are based upon

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

information presently available and assumptions about the future. Actual results may differ significantly from the estimates.

Stock-based compensation plans —

We account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations, under which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Accordingly, we have recorded no compensation expense for stock options granted to employees during the three months ended March 31, 2005 and 2004. SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock- Based Compensation – Transition and Disclosure, requires companies that do not elect to account for stock-based compensation as prescribed by this statement disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted.

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro forma net income (loss) available to common shareholders, and pro forma net income (loss) available to common shareholders per share is as follows (in millions, except per share data):

		For the Three Months Ended March 31,
		2005	2004
Net income (loss) available to common shareholders, as reported		$17.0	$(2.4)
Total stock-based employee compensation expense determined under fair value based method, net of tax		1.2	2.4

Net income (loss) available to common shareholders, pro forma		$15.8	$(4.8)

Basic earnings (loss) per share:	As reported	$0.05	$(0.01)
	Pro forma	0.05	(0.02)

Diluted earnings (loss) per share:	As reported	$0.05	$(0.01)
	Pro forma	0.05	(0.02)

In accordance with the SFAS 123, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2005	2004
Risk free interest rate	3.1%	2.9%
Expected life	5 years	4 years
Dividend rate	0%	0%
Expected volatility	55%	64%

Recently issued accounting pronouncements —

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS 123R was originally issued with implementation required for the third quarter 2005 results. On April 14, 2005, the Securities and Exchange Commission (SEC) announced that it would permit companies to implement the standard in the first quarter of 2006. We are currently evaluating the adoption alternatives and expect to complete our evaluation by the end of 2005. If we adopt SFAS 123R under the modified prospective method, we estimate the 2006 impact would be to decrease income from continuing operations by approximately $3.4 million, or approximately $0.01 per diluted share. These amounts represent the net of tax expense previously calculated under SFAS 123 for pro forma purposes for existing stock option awards that will vest in 2006. This amount does not reflect any new awards or modifications to existing awards that could occur in the future. Additionally in March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, Shared-Based Payments (SAB

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

107). SAB 107 provides guidance for the adoption of SFAS 123R, discussed above. We are currently reviewing the guidance under SAB 107.

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

2. Property and Equipment

For the three months ended March 31, 2005 and 2004, maintenance and repair expenses charged to cost of operations were $111.8 million and $106.2 million, respectively. For the three months ended March 31, 2005 and 2004, we recognized net pre-tax gains on the disposal of fixed assets of $0.6 million and $1.1 million, respectively.

The following tables show the activity and balances related to property and equipment from December 31, 2004 through March 31, 2005 (in millions):

	Property and Equipment
	Balance at			Acquisitions,	Transfers	Balance at
	Dec. 31,	Capital	Sales and	net of	and	March 31,
	2004	Additions	Retirements	Divestitures	Other(1)	2005
Land and improvements	$461.7	$8.7	$(1.5)	$—	$(1.2)	$467.7
Land held for permitting as landfills	108.9	2.0	—	—	(2.3)	108.6
Landfills	3,680.9	33.7	—	—	9.7	3,724.3
Buildings and improvements	492.5	2.9	(6.4)	—	(4.2)	484.8
Vehicles and equipment	1,826.9	25.9	(9.1)	0.3	(10.8)	1,833.2
Containers and compactors	844.4	12.0	(1.3)	0.5	0.5	856.1
Furniture and office equipment	50.1	0.3	(0.2)	—	(0.2)	50.0

Total	$7,465.4	$85.5	$(18.5)	$0.8	$(8.5)	$7,524.7

	Accumulated Depreciation and Amortization
		Depreciation
	Balance at	and		Acquisitions,	Transfers	Balance at
	Dec. 31,	Amortization	Sales and	net of	and	March 31,
	2004	Expense	Retirements	Divestitures	Other(1)	2005
Land and improvements	$(26.0)	$(1.5)	$0.1	$—	$—	$(27.4)
Landfills	(1,591.1)	(57.3)	—	—	—	(1,648.4)
Buildings and improvements	(128.1)	(6.2)	0.6	—	1.0	(132.7)
Vehicles and equipment	(1,032.7)	(45.2)	8.2	—	3.8	(1,065.9)
Containers and compactors	(523.1)	(21.2)	1.3	—	0.6	(542.4)
Furniture and office equipment	(34.5)	(1.5)	0.2	—	0.2	(35.6)

Total	$(3,335.5)	$(132.9)	$10.4	$—	$5.6	$(3,452.4)

Property and equipment, net	$4,129.9	$(47.4)	$(8.1)	$0.8	$(2.9)	$4,072.3

(1)	Relates primarily to capitalized interest and change in our landfill retirement obligation asset for recognition of and adjustments to capping, closure and post-closure costs (see Note 7).

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Goodwill and Intangible Assets

Annually, we perform an assessment of goodwill impairment by applying a fair value based test to each of our reporting units, which we define as our nine geographic regions. Historically, we have not experienced impairments of our goodwill. We evaluate goodwill for impairment based on the fair value of each geographic operating segment. The calculation of fair value is subject to judgments and estimates about future events. We estimate fair value based on projected net cash flows discounted using a weighted-average cost of capital (approximately 7.15% at December 31, 2004). In addition, we consider an earnings multiple approach, enterprise value, and overall company market capitalization to evaluate the reasonableness of our discounted cash flows. The estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company.

Our last annual impairment test was performed in December 2004 and did not indicate an impairment. We may conduct an impairment test of goodwill more frequently than annually under certain conditions. For example, a significant adverse change in liquidity or the business environment, unanticipated competition, a significant adverse action by a regulator or a disposal of a significant portion of an operating segment could prompt an impairment test between annual assessments. No such events have occurred since the annual impairment test and we have not performed any subsequent evaluations. Market capitalization is generally considered to be an indicator of the recoverability of a company’s carrying value. Based on closing prices at March 31, 2005, our total market capitalization was slightly greater than our book value. Should we experience a prolonged period where our market capitalization is less than our book value, we may perform an interim evaluation of goodwill impairment.

Our geographic operating segment level is an aggregate of several vertically integrated businesses with similar operational characteristics. A divestiture of any individual asset below the geographic operating segment level could result in a loss. At the time of a divestiture of an individual business within a geographic operating segment, goodwill is allocated to that business based on its relative fair value to its reporting unit and a gain or loss on disposal is derived. Subsequently, the remaining goodwill in the geographic operating segment from which the assets were divested would be re-evaluated for realizability. This could result in an additional loss being recognized.

We have incurred non-cash losses on sales of assets when we believed that re-deployment of the proceeds from the sale of such assets could reduce debt or improve operations and was economically beneficial. If we decide to sell additional assets in the future, we could incur additional non-cash losses on asset sales.

The following table shows the activity and balances related to goodwill from December 31, 2004 through March 31, 2005 (in millions):

	Balance as of				Balance as of
	December 31, 2004	Acquisitions	Divestitures	Adjustments	March 31, 2005
Atlantic Region	$914.9	$0.3	$—	$—	$915.2
Great Lakes Region	1,097.7	—	—	(0.1)	1,097.6
Midstates Region	959.1	—	—	(0.1)	959.0
Mountain Region	650.7	—	—	—	650.7
North Central Region	1,193.5	—	—	—	1,193.5
Northeast Region	725.4	—	—	(4.1)	721.3
Pacific Region	726.1	—	—	—	726.1
Southeast Region	872.4	—	—	—	872.4
Southwest Region	1,062.2	—	—	(0.1)	1,062.1

Total	$8,202.0	$0.3	$—	$(4.4)	$8,197.9

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, we have other amortizable intangible assets included in other assets that consist primarily of the following at March 31, 2005 (in millions):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Non-compete agreements	$10.4	$8.5	$1.9
Other	2.4	0.3	2.1

Total	$12.8	$8.8	$4.0

Amortization expense for the three months ended March 31, 2005 and 2004 was $0.4 million and $0.5 million, respectively. Based upon the amortizable assets recorded in the balance sheet at March 31, 2005, amortization expense for each of the next five years is estimated to be declining from $1.2 million to $0.3 million.

4. Long-term Debt

Long-term debt at March 31, 2005 and December 31, 2004 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, the effect of interest rate swap contracts, amortization of deferred debt issuance cost and the amortization or accretion of discounts or premiums (in millions, except percentages).

	Debt Balance at		Effective Interest Rate
	March 31,	December 31,	March 31,		December 31,
	2005	2004	2005		2004
Revolving credit facility	$44.0	$—	7.75	%*	5.56	%*
Term loan B	—	1,162.9	—		6.07
Term loan C	—	245.4	—		6.05
Term loan D	—	147.2	—		5.85
2005 Term loan	1,350.0	—	4.60		—
Receivables secured loan	209.5	209.9	3.80		3.32
5.75% senior notes due 2011	400.0	400.0	6.00		5.93
6.13% senior notes due 2014	425.0	425.0	6.30		6.35
6.38% senior notes due 2011	275.0	275.0	6.63		6.60
6.38% senior notes doe 2008	152.3	151.5	8.34		8.34
6.50% senior notes due 2010	350.0	350.0	6.76		4.80
7.25% senior notes due 2015	600.0	—	7.42		—
7.63% senior notes due 2006	—	600.0	—		7.99
7.88% senior notes due 2013	450.0	450.0	8.09		8.09
7.88% senior notes due 2005	—	69.4	—		8.77
8.50% senior notes due 2008	750.0	750.0	8.78		8.78
8.88% senior notes due 2008	600.0	600.0	9.15		9.15
9.25% senior notes due 2012	376.2	376.9	9.40		9.41
7.40% debentures at 2035	290.5	289.9	8.03		8.03
9.25% debentures at 2021	95.9	95.8	9.47		9.48
7.38% senior unsecured notes due 2014	400.0	400.0	7.55		7.53
4.25% senior subordinated convertible debentures due 2034	230.0	230.0	4.34		4.33
10.00% senior subordinated notes due 2009	—	195.4	—		10.22
Solid waste revenue bond obligations, principal payable through 2031	294.1	306.1	6.21		5.21
Notes payable to banks, finance companies, and individuals, interest rates of 4.00% to 12.23%, and principal payable through 2014, secured by vehicles, equipment, real estate, accounts receivable or stock of certain subsidiaries	8.3	8.7	6.07	*	6.07	*
Obligations under capital leases of vehicles and equipment	12.9	13.5	9.27	*	9.30	*
Notes payable to individuals and a commercial company, interest rates of 6.00% to 9.50%, principal payable through 2010, unsecured	4.3	4.4	6.59	*	6.55	*

	7,318.0	7,757.0	6.95	*	7.18	*
Less: Current portion	367.1	327.8

	$6,950.9	$7,429.2

*	reflects weighted average rate

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Completion of financing plan —

During the first quarter, we completed a multifaceted financing plan (the 2005 Financing Plan). The 2005 Financing Plan included:

•	the issuance of 12.75 million shares of common stock for $101 million and

•	the issuance of 6.25% mandatory convertible preferred stock with a conversion premium of 25% for $600 million.

The proceeds of the issuances above were used to retire the following:

•	$195 million of the remaining 10% senior subordinated notes due 2009;

•	$125 million of the 9.25% senior notes due 2012;

•	$206 million of term loans; and

•	$70 million of the 7.875% senior notes due 2005.

The balance of the proceeds was used to pay premiums and fees and for general corporate purposes. Costs incurred to early extinguish debt during the three months ended March 31, 2005 and 2004 were $62.8 million and $52.5 million, respectively.

The 2005 Financing Plan also included refinancing our 7.63% senior notes due 2006, with 7.25% senior notes due 2015. In addition, we refinanced our bank credit facility (the 2003 Credit Facility), lowering the interest rate on the term loan by 75 basis points and lowering the rate on the revolver by 25 basis points. The refinancing also increased the size of the revolver and our letter of credit facility by a combined $377 million.

Bank credit facility —

At March 31, 2005, our bank credit facility is a senior secured credit facility (the 2005 Credit Facility) that includes: (i) a $1.575 billion revolver due January 2010 (the 2005 Revolver), (ii) a $1.4 billion term loan due January 2012 (the 2005 Term Loan), and (iii) a $500 million institutional letter of credit facility due January 2012. The proceeds of the 2005 Term Loan were used to repay previously outstanding term loans B, C, and D under the 2003 Credit Facility. Of the $1.575 billion available under the 2005 Revolver, the entire amount may be used to support the issuance of letters of credit.

At March 31, 2005, we had $44.0 million of borrowings outstanding and $485.8 million in letters of credit outstanding under the 2005 Revolver leaving approximately $1.0 billion available under the 2005 Revolver. In addition, at March 31, 2005, we had $500 million in letters of credit outstanding under the institutional letter of credit facility.

The 2005 Credit Facility bears interest at (a) an Alternative Base Rate, or (b) Adjusted LIBOR, both terms defined in the 2005 Credit Facility, plus, in either case, an applicable margin based on our leverage ratio. Proceeds from the 2005 Credit Facility may be used for working capital and other general corporate purposes, including acquisitions.

We are required to make prepayments on the 2005 Credit Facility upon completion of certain transactions as defined in the 2005 Credit Facility, including asset sales and issuances of debt securities. Proceeds from these transactions are required to be applied to amounts due under the 2005 Credit Facility pursuant to the credit facility agreement. We are also required to make prepayments on the 2005 Credit Facility for 50% of any excess cash flows from operations, as defined.

Receivables secured loan —

We have an accounts receivable securitization program with a financial institution that allows us to borrow up to $230 million on a revolving basis under a loan agreement secured by receivables. The loan agreement has a 364 day liquidity facility with a three year purchase commitment. Although we intend to renew the loan agreement in May 2005 and do not expect to repay the amounts within the next twelve months, the loan is classified as a current liability because it has a contractual maturity of less than one year.

Senior notes and debentures —

In March 2005, we issued $600 million of 7.25% senior notes due 2015 to fund a portion of the tender offer for our 7.63% senior notes due 2006. Interest is payable semi-annually on March 15th and September 15th, beginning on September 15, 2005. These senior notes have a make-whole call provision that is exercisable any time prior to March 15, 2010 at the stated redemption price. These notes may also be redeemed on or after March 15, 2010 at the stated redemption price.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt covenants —

Under the 2005 Credit Facility, we are subject to the following financial covenants:

Minimum Interest Coverage:

From the Quarter Ending	Through the Quarter Ending	EBITDA(1)/Interest
January 1, 2005	December 31, 2005	1.85x
January 1, 2006	June 30, 2006	1.95x
July 1, 2006	December 31, 2006	2.00x
January 1, 2007	March 31, 2007	2.10x
April 1, 2007	June 30, 2007	2.15x
July 1, 2007	March 31, 2008	2.20x
April 1, 2008	September 30, 2008	2.25x
October 1, 2008	December 31, 2008	2.30x
January 1, 2009	June 30, 2009	2.40x
July 1, 2009	December 31, 2009	2.55x
January 1, 2010	Thereafter	2.75x

Maximum Leverage:

From the Quarter Ending	Through the Quarter Ending	Total Debt/EBITDA(1)
January 1, 2005	December 31, 2005	6.50x
January 1, 2006	June 30, 2006	6.25x
July 1, 2006	December 31, 2006	6.00x
January 1, 2007	June 30, 2006	5.75x
July 1, 2007	December 31, 2008	5.50x
January 1, 2009	June 30, 2009	5.25x
July 1, 2009	December 31, 2009	5.00x
January 1, 2010	Thereafter	4.50x

At March 31, 2005, we were in compliance with all financial covenants under our 2005 Credit Facility. At March 31, 2005, Total Debt/EBITDA(1) ratio, as defined by the 2005 Credit Facility, was 5.12x and our EBITDA(1)/Interest ratio was 2.29x. We are not subject to any minimum net worth covenants.

(1)	EBITDA, which is a non-GAAP measure, used for covenants is calculated in accordance with the definition in our credit facility agreement. In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies.

In addition, the 2005 Credit Facility restricts us from making certain types of payments, including dividend payments on our common and preferred stock. However, we are able to pay cash dividends on our Series C and Series D Preferred Stock.

The 5.75% senior notes due 2011, the 6.13% senior notes due 2014, the 6.38% senior notes due 2011, the 6.50% senior notes due 2010, the 7.25% senior notes due 2015, the 7.38% senior unsecured notes due 2014, the 7.88% senior notes due 2013, the 8.50% senior notes due 2008, the 8.88% senior notes due 2008, and the 9.25% senior notes due 2012, contain certain financial covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At March 31, 2005, we were in compliance with all applicable covenants.

Collateral —

Our 2005 Credit Facility is collateralized by the stock of substantially all of our subsidiaries and a security interest in substantially all of our assets. A portion of the collateral that collaterizes the 2005 Credit Facility is shared as collateral with the holders of certain of our senior notes and debentures.

The 5.75% senior notes due 2011, the 6.13% senior notes due 2014, the 6.38% senior notes due 2008, the 6.38% senior notes due 2011, the 6.5% senior notes due 2010, the 7.25% senior notes

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

due 2015, the 7.4% senior notes due 2035, the 7.88% senior notes due 2013, the 8.5% senior notes due 2008, the 8.88% senior notes due 2008, the 9.25% senior notes due 2012, and the 9.25% senior notes due 2021, are collateralized by the stock of substantially all of Browning - Ferris Industries, Inc. (BFI) subsidiaries along with certain other Allied subsidiaries and a security interest in the assets of BFI, its domestic subsidiaries and certain other Allied subsidiaries. As of March 31, 2005, the book value of the assets of the subsidiaries that serve as collateral for these notes and debentures was approximately $8.6 billion, which represents approximately 63% of our consolidated total assets.

5. Derivative Instruments and Hedging Activities

Our risk management policy requires that no less than 70% of our total debt is fixed, either directly or effectively through interest rate swap contracts. From time to time, in order to adhere to the policy, we have entered into interest rate swap agreements for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Our strategy is to use interest rate swap contracts when such transactions will serve to reduce our aggregate exposure and meet the objectives of our risk management policy. These contracts are not entered into for trading purposes. Our risk management policy requires that we evaluate the credit of our counter-parties and that we monitor counter-party exposure.

We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. At March 31, 2005, approximately 77% of our debt was fixed and 23% had variable interest rates. At March 31, 2005, all of our previously existing interest rate swap contracts had matured.

Designated interest rate swap contracts —

At March 31, 2005, we had no designated interest rate swap contracts as all of our designated interest rate swap contracts had reached their contractual maturity. Our designated cash flow interest rate swap contracts were effective as hedges of our variable rate debt. The notional amounts, indices, repricing dates and all other significant terms of the swap agreements were matched to the provisions and terms of the variable rate debt being hedged achieving 100% effectiveness.

Changes in fair value of our designated interest rate swap contracts are reflected in accumulated other comprehensive loss (AOCL). At March 31, 2005, there is no gain or loss included in AOCL.

Expense or income related to swap settlements is recorded in interest expense for the related variable rate debt over the term of the agreements.

Non-hedge accounting interest rate swap contracts —

We had certain interest rate swap contracts that we had elected not to apply hedge accounting to under SFAS 133. We had elected to not apply hedge accounting to allow us to have flexibility to repay debt prior to maturity and to refinance debt when economically feasible. Following is a description of the accounting for these interest rate swap contracts.

De-designated interest rate swap contracts. At March 31, 2005, we had no de-designated interest rate swap contracts. All of our de-designated interest rate swap contracts had reached their contractual maturity by June 30, 2004 and therefore no amounts were recorded after June 30, 2004 for these swap contracts. Settlement payments and periodic changes in market values of our de-designated interest rate swap contracts were recorded as a gain or loss on derivative contracts included in interest expense and other in our consolidated statement of operations. We recorded $10.3 million of net gain related to changes in market values and $10.6 million of settlement costs during the three months ended March 31, 2004.

When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in AOCL at the time of de-designation are isolated and amortized over the remaining original hedged interest payment. For contracts de-designated, no balance remained in AOCL after June 30, 2004; therefore, no amortization expense was recorded in the three months ended March 31, 2005. For the three months ended March 31, 2004, we recorded $4.7 million of

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amortization expense related to the accumulated losses in AOCL for interest rate swap contracts that were de-designated. The amortization expense is recorded in interest expense and other.

Fair Value Interest Rate Swap Contracts. We use fair value interest rate swap contracts (fixed rate to floating rate) to achieve our targeted mix of fixed and floating rate debt. At March 31, 2005 we had no fair value interest rate swap contracts. Settlement payments and periodic changes in market values of our fair value interest rate swap contracts were recorded as a gain or loss on derivative contracts included in interest expense and other in our statement of operations.

We recorded $6.7 million of net gain related to changes in market values and received settlements of $2.3 million during the three months ended March 31, 2004. No amounts were recorded in the three months ended March 31, 2005.

6. Accumulated Other Comprehensive Loss

The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholders’ equity are shown as follows (in millions):

	March 31,	December 31,
	2005	2004
Minimum pension liability adjustment, net of taxes of $45.5	$(68.2)	$(68.1)
Interest rate swap contracts designated, unrealized loss, net of taxes of $0.0 and $0.7	—	(1.3)

Accumulated other comprehensive loss	$(68.2)	$(69.4)

The components of total comprehensive income are shown as follows (in millions):

	Three Months Ended March 31,
	2005	2004
Net income	$24.7	$3.0
Other comprehensive income:
Designated interest rate swap contracts gain, net of tax effect of $0.7 and $2.9	1.3	4.4
Reclassification to earnings for interest rate swap contracts, net of tax effect of $0.0 and $1.9	—	2.8

Total comprehensive income	$26.0	$10.2

7. Landfill Accounting

Landfill accounting —

We have a network of 166 owned or operated active landfills with a net book value of approximately $2.1 billion at March 31, 2005. The landfills have operating lives ranging from 1 to over 150 years based on available capacity using current annual volumes. The average life of our landfills approximates 30 years. In addition, we own or have responsibility for 113 closed landfills. During the first quarter of 2005, we did not acquire or divest any landfills.

We use a life-cycle accounting method for landfills and the related capping, closure and post-closure liabilities. This method applies the costs to be capitalized associated with acquiring, developing, closing and monitoring the landfills over the associated landfill capacity and associated consumption. Specifically, we record landfill retirement obligations at fair value as a liability with a corresponding increase to the landfill asset as tons are disposed. The amortizable landfill asset includes (i) landfill development costs incurred, (ii) landfill development costs expected to be incurred over the life of the landfill, (iii) the recorded capping, closure and post-closure asset retirement obligation, and (iv) the present value of cost estimates for future capping, closure and post-closure costs. We amortize the landfill asset over the total capacity of the landfill as volume is consumed during the life of the landfill with one exception. The exception applies to capping costs for which both the recognition of the liability and the amortization of these costs is based instead on the costs and capacity of the specific capping event.

ALLIED WASTE INDUSTRIES INC.
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

Landfill assets —

The following is a rollforward of our investment in our landfill assets excluding land held for future permitting as landfills (in millions):

	Net Book Value		Capping,
	of Landfills	Landfill	Closure and
Net Book Value at	Acquired, net of	Development	Post Closure	Landfill		Net Book Value at
December 31, 2004	Divestitures	Costs	Costs	Amortization	Other(1)	March 31, 2005
$2,089.8	—	37.1	1.2	(57.3)	5.1	$2,075.9

(1)	Relates primarily to amounts transferred from land or land held for permitting as landfills to landfill (for projects that have met the criteria for probable expansion during 2005.)

We expensed approximately $57.3 million and $57.4 million, or an average of $3.11 and $3.21 per ton consumed, related to landfill amortization during the quarters ended March 31, 2005 and 2004, respectively. We have available disposal capacity of approximately 2.5 billion tons, as of March 31, 2005. We classify this total disposal capacity as either permitted (having received the final permit from the governing authorities) or probable expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is highly probable. At March 31, 2005, we had 2.0 billion tons of permitted disposal capacity, and at 24 of our landfills, a total of 475.5 million tons of probable expansion disposal capacity.

Capping, closure and post-closure and environmental costs—

Accretion expense is necessary to increase the accrued capping, closure and post-closure accrual balance to its future undiscounted value. To accomplish this, we accrete our capping, closure and post-closure accrual balance using the applicable credit-adjusted, risk-free rate and charge this accretion as an operating expense in that period. Accretion expense on recorded landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid.

Accretion expense for capping, closure and post-closure for the three months ended March 31, 2005 and 2004 was $12.7 million and $11.9 million, respectively, or an average of $0.69 and $0.67 per ton consumed, respectively. Changes in estimates of costs or disposal capacity are treated on a prospective basis for operating landfills and are recorded immediately in results of operations for fully incurred capping events and closed landfills.

For environmental matters, we periodically evaluate the recorded liabilities as additional information becomes available to ascertain whether the accrued liabilities are adequate. We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible the ultimate outcome of environmental matters, excluding capping, closure and post-closure could result in approximately $20 million of additional liability.

ALLIED WASTE INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the activity and balances related to capping, closure and post-closure accruals for open and closed landfills and our environmental accruals from December 31, 2004 through March 31, 2005 (in millions):

	Balance at				Balance at
	December 31,	Charges to			March 31,
	2004	Expense	Other(1)	Payments	2005
Open landfills capping, closure, and post-closure accruals	$410.6	$8.7	$1.2	$(2.7)	$417.8
Closed landfills capping, closure, and post-closure accruals	218.6	4.0	—	(3.9)	218.7
Environmental accruals	304.8	—	—	(5.6)	299.2

Total	$934.0	$12.7	$1.2	$(12.2)	$935.7

(1)	Amounts consist primarily of adjustments to amounts accrued for capping, closure and post-closure liability to landfill assets during the period.

8. Employee Benefit Plans

Components of Net Periodic Benefit Cost —

The following table provides the components of net periodic benefit cost for the BFI Pension Plan and the supplemental executive retirement plan (SERP) (in millions):

	BFI Pension Plan		SERP
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Service cost	$0.1	$0.3	$0.2	$0.2
Interest cost	5.2	5.2	0.2	0.3
Expected return on plan assets	(7.0)	(7.0)	—	—
Recognized net actuarial loss	1.7	1.9	—	—
Amortization of prior service cost	0.0	0.0	0.4	0.6

Net periodic benefit cost	$0.0	$0.4	$0.8	$1.1

ALLIED WASTE INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Net Income Per Common Share

Net income per common share is calculated by dividing net income, less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in millions, except per share data):

	For the Three Months Ended March 31,
	2005	2004
Basic earnings per share computation:
Income from continuing operations	$24.7	$5.0
Less: Dividends on preferred stock	7.7	5.4

Income (loss) from continuing operations available to common shareholders	$17.0	$(0.4)

Weighted average common shares outstanding	319.3	314.2

Basic earnings (loss) per share from continuing operations	$0.05	$(0.00)

Diluted earnings per share computation:
Income from continuing operations	$24.7	$5.0
Less: Dividends on preferred stock	7.7	5.4

Income (loss) from continuing operations available to common shareholders	$17.0	$(0.4)

Weighted average common shares outstanding	319.3	314.2
Dilutive effect of stock, stock options and contingently issuable shares	3.5	—

Weighted average common and common equivalent shares outstanding	322.8	314.2

Diluted earnings (loss) per share from continuing operations	$0.05	$(0.00)

In calculating earnings per share, we have not assumed conversion of the following securities into common shares since the effects of those conversions would not be dilutive (in millions):

	For the Three Months Ended March 31,
	2005	2004
Stock options	17.8	18.5

Series C preferred stock	41.6	34.1

Series D preferred stock	18.6	—

Senior subordinated convertible debentures	11.3	—

10. Commitments and Contingencies

Litigation —

We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for litigation and regulatory compliance contingencies when such costs are probable and can reasonably be estimated. We expect that environmental matters in process at March 31, 2005, which have not been accrued in the consolidated balance sheets, will not have a material adverse effect on our consolidated liquidity, financial position or results from operations.

A consolidated amended class action complaint was filed against us and five of our current and former officers on March 31, 2005 in the U.S. District Court for the District of Arizona. The amended complaint consolidates three lawsuits previously filed on August 9, 2004, August 27, 2004, and September 30, 2004.

ALLIED WASTE INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amended complaint asserts claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaint alleges that from February 10, 2004, to September 13, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated results for fiscal year 2004. The lawsuits seek an unspecified amount of damages. This action is in its early stages and we are not able to determine whether the outcome will have a material adverse affect on our consolidated results of operations. We intend to defend the action vigorously.

In the normal course of conducting our landfill operations, we are involved in legal and administrative proceedings relating to the process of obtaining and defending the permits that allow us to operate our landfills.

In June 1999, neighboring parties and the county drainage district filed a lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at one of our landfills in Texas. In 2001, the expansion permit was granted. The parties opposing the expansion permit continued to pursue their efforts in preventing the expansion permit. In November 2003, a judgment issued by a state trial court in Texas, effectively revoked the expansion permit that was granted by the Texas Commission on Environmental Quality in 2001 and would require us to operate the landfill according to a prior permit granted in 1988. We are vigorously defending this expansion in the Texas State Court of Appeals and believe that the merits of our position will prevail. Operationally, if necessary, we will attempt to obtain bonding that will allow us to continue to operate the landfill as usual during the period of appeals, which may continue two years or longer. If the appeal is not successful, the landfill may become impaired and we may incur costs to relocate waste to another landfill and this matter could result in charges of up to $55 million to our consolidated statement of operations.

On April 19, 2005, our wholly-owned subsidiary, BFI Waste Systems of North America, Inc., received a proposed Consent Assessment of Civil Penalty from the Pennsylvania Department of Environmental Protection seeking to access a civil penalty of $250,000 to resolve several alleged environmental violations under the Pennsylvania Solid Waste Management Act that occurred between July 2002 and February 2005 at its TRC Transfer Station in Philadelphia, Pennsylvania.

Employment agreements —

We have entered into employment agreements with certain of our executive officers for periods up to two years. Under these agreements, in some circumstances, including a change in control, as defined in the employment agreements, we may be obligated to pay an amount up to three times the sum of the executive’s base salary and targeted bonus.

Also, in the event of a change in control, our executive officers may be entitled to a gross-up of certain excise taxes incurred, provided that the fair market value of our shares is at or greater than a specified price as of the date of the change in control. If an executive officer’s employment is terminated under certain circumstances, the executive may be entitled to continued medical, dental and/or vision coverage, continued vesting in PARSAP awards and restricted stock units and continued vesting and exercisability of the executive’s stock options, and continued coverage under our directors’ and officers’ liability insurance, among other matters. In addition, our executive officers may be entitled to retirement payments equal to up to 60% of their base salary, paid over a period of 10 years under our supplemental executive retirement plan.

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

ALLIED WASTE INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2005 we had the following financial assurance instruments (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$676.6	$—	$—	$—	$676.6
Surety bonds	477.2	492.7	—	—	969.9
Trust deposits	79.7	—	—	—	79.7
Letters of Credit (1)	586.0	48.7	243.2	107.9	985.8

Total	$1,819.5	$541.4	$243.2	$107.9	$2,712.0

(1)	At March 31, 2005 these amounts were issued under the 2005 Revolver and the institutional letter of credit facility under our 2005 Credit Facility.

These financial instruments are issued in the normal course of business and are not debt of the Company. Since we currently have no liability for these financial assurance instruments, they are not reflected in the accompanying consolidated balance sheets. However, we have recorded capping, closure and post-closure liabilities and self-insurance as the liabilities are incurred under generally accepted accounting principles in the United States. The underlying obligations of the financial assurance instruments would be valued and recorded in the consolidated balance sheets if it is probable that we would be unable to perform our obligations under the financial assurance contracts. We do not expect this to occur.

Off-balance sheet arrangements —

We have no off-balance sheet debt or similar obligations, other than financial assurance instruments discussed above and operating leases, which are not debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt.

Guarantees —

We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that may become known in the future but that relate to our activities prior to the divestiture. As of March 31, 2005, we estimate the contingent obligations associated with these indemnifications to be de minimus.

We have entered into agreements to guarantee to property owners the value of certain property that is adjacent to landfills. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees have been accounted for in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5), in the consolidated financial statements. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FIN 45 and were not significant during the three months ended March 31, 2005 and 2004.

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

ALLIED WASTE INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If the proposed disallowance is upheld, we estimate it could have a potential total cash impact of up to $310 million for federal and state taxes plus accrued interest through March 31, 2005 of approximately $87.5 million ($52.5 million net of tax benefit). We also received a notification from the IRS proposing a penalty of 40% of the additional income tax resulting from the disallowance. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.

In April 2005, the Appeals Office of the IRS upheld the disallowance of the capital loss deduction. As a result, we paid in late April, for BFI tax years prior to the acquisition, a deficiency to the IRS of $23 million and estimate that up to an additional $20 million will be paid by the end of the second quarter. These payments will be made from cash flow generated by operations or the 2005 Revolver. We intend to litigate this matter in federal court and estimate it will likely take a few years before the court reaches a decision. Furthermore, it is likely that the losing party would appeal the decision to a court of appeals. A settlement, however, could occur at any time during the litigation process.

The remaining tax years affected by the capital loss issue are currently being audited by the IRS. A court decision on the litigation should resolve the issue in these years as well. If we were to win the case, the initial payments would be refunded to us, subject to an appeal. If we were to lose or settle the case, the deficiency associated with the remaining tax years would be due and our cash flow would be adversely impacted in the period payments were made. Any settlement would likely cover all affected tax years.

We continue to believe our position is well supported. However, the potential tax and interest (but not penalties) impact of a disallowance has been fully reserved on our consolidated balance sheet. With regard to tax and accrued interest through March 31, 2005, a disallowance would have minimal impact on our consolidated results of operations. The periodic accrual of additional interest charged through the time at which this matter is resolved will continue to affect consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.

11. Segment Reporting

Our revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. We evaluate performance based on several factors, of which the primary financial measure is operating income before depreciation and amortization. Operating income before depreciation and amortization is not a measure of operating income, operating performance or liquidity under generally accepted accounting principles in the United States and may not be comparable to similarly titled measures reported by other companies. Consistent with our decentralized operating structure, management of the Company uses operating income before depreciation and amortization in the evaluation of field operating performance as it represents operational cash flows and is a profit measure of components that are within the control of the operating units. The accounting policies of the business segments are the same as those described in the Organization and Summary of Significant Accounting Policies (See Note 1).

We manage our operations through nine geographic operating segments which consist of the following regions: Atlantic, Great Lakes, Midstates, Mountain, North Central, Northeast, Pacific, Southeast and Southwest. Each region is responsible for managing several vertically integrated operations, which are comprised of districts. Results by segment have been restated for previous periods to reflect the change in organizational structure that was effective October 1, 2004.

ALLIED WASTE INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below reflect information relating to our continuing operations of our geographic operating segments (in millions):

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
		Operating income		Operating income
		before depreciation		before depreciation
	Revenues	and amortization (1)	Revenues	and amortization (1)
Atlantic	$133.2	$43.7	$128.8	$45.7
Great Lakes	123.2	36.9	123.4	41.0
Midstates	116.5	38.5	115.6	43.4
Mountain	138.2	51.1	131.4	50.4
North Central	149.7	41.1	144.0	44.0
Northeast	161.0	34.6	165.7	34.6
Pacific	189.9	56.3	172.2	53.9
Southeast	129.9	35.2	133.0	39.3
Southwest	153.1	46.0	148.9	47.3

Total reportable segments	1,294.7		1,263.0
Other (2)	10.6		11.8

Total per financial statements	$1,305.3		$1,274.8

(1)	See the following table for the reconciliation to income from continuing operations before income taxes and minority interest per the financial statements.

(2)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a region basis.

Reconciliation of reportable segment primary measure of profitability to income from continuing operations before income taxes and minority interest (in millions):

	Three Months Ended March 31,
	2005	2004
Total operating income before depreciation and amortization for reportable segments	$383.4	$399.6
Other(1)	(46.9)	(45.3)
Depreciation and amortization	133.3	133.1
Interest expense and other	203.6	212.0

Income (loss) from continuing operations before income taxes and minority interest	$(0.4)	$9.2

(1)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a region basis.

Amounts of our total revenue from continuing operations attributable to services provided (in millions):

	Three Months Ended March 31,
	2005	2004
Collection
Residential	$288.0	$283.7
Commercial	335.9	336.7
Roll-off(1)	284.4	280.9
Recycling	49.6	50.1

Total Collection	957.9	951.4

Disposal
Landfill	156.4	145.0
Transfer	101.9	93.1

Total Disposal	258.3	238.1

Recycling — Commodity	56.7	53.7

Other	32.4	31.6

Total Revenues	$1,305.3	$1,274.8

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles. Roll-off containers are generally uncovered containers that range in size from 20 to 40 cubic yards.

ALLIED WASTE INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The revenues and operating income before depreciation and amortization reported as discontinued operations by geographic region are as follows (in millions):

	Three Months Ended March 31, 2004
		Operating income before
		depreciation and
	Revenue	amortization
Northeast	$—	$(0.2)
Southeast	8.1	0.4

Total reportable segments	$8.1	$0.2

ALLIED WASTE INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Condensed Consolidating Financial Statements

The 4.25% senior subordinated convertible debentures due 2034, the 5.75% senior notes due 2011, the 6.13% senior notes due 2014, the 6.38% senior notes due 2011, the 6.50% senior notes due 2010, the 7.25% senior notes due 2015, the 7.38% senior unsecured notes due 2014, the 7.63% senior notes due 2006, the 7.88% senior notes due 2005, the 7.88% senior notes due 2013, the 8.50% senior notes due 2008, the 8.88% senior notes due 2008, the 9.25% senior notes due 2012, and the 10.00% senior subordinated notes due 2009 issued by Allied Waste North America, Inc. (Allied NA), (our wholly owned subsidiary), and certain debt issued by BFI are guaranteed by us. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are Condensed Consolidating Balance Sheets as of March 31, 2005 and December 31, 2004 and the related Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2005 and 2004 of Allied Waste Industries, Inc. (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries that are not guarantors (Non-guarantors).

CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	March 31, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$—	$3.9	$175.2	$2.4	$—	$181.5
Accounts receivable, net	—	—	255.0	381.9	—	636.9
Prepaid and other current assets	—	0.5	54.0	98.3	(57.1)	95.7
Deferred income taxes	—	—	121.8	5.9	—	127.7

Total current assets	—	4.4	606.0	488.5	(57.1)	1,041.8
Property and equipment, net	—	—	4,049.2	23.1	—	4,072.3
Goodwill, net	—	—	8,125.5	72.4	—	8,197.9
Investment in subsidiaries	2,827.6	13,877.8	389.8	—	(17,095.2)	—
Other assets, net	—	105.7	70.2	1,176.0	(1,083.0)	268.9

Total assets	$2,827.6	$13,987.9	$13,240.7	$1,760.0	$(18,235.3)	$13,580.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long- term debt	$—	$138.5	$19.1	$209.5	$—	$367.1
Accounts payable	—	0.1	410.7	6.0	—	416.8
Accrued closure, post-closure and environmental costs	—	—	16.8	75.1	—	91.9
Accrued interest	—	113.1	69.9	0.9	(57.1)	126.8
Other accrued liabilities	45.8	56.8	101.8	211.3	—	415.7
Unearned revenue	—	—	218.5	4.0	—	222.5

Total current liabilities	45.8	308.5	836.8	506.8	(57.1)	1,640.8
Long-term debt, less current portion	—	6,111.7	839.2	—	—	6,950.9
Deferred income taxes	—	—	206.5	(10.0)	—	196.5
Accrued closure, post-closure and environmental costs	—	—	389.5	454.3	—	843.8
Due to (from) parent	(538.0)	4,768.3	(4,232.2)	1.9	—	—
Other long-term obligations	17.7	—	1,622.6	92.7	(1,086.2)	646.8
Commitments and contingencies
Stockholders’ equity	3,302.1	2,799.4	13,578.3	714.3	(17,092.0)	3,302.1

Total liabilities and stockholders’ equity	$2,827.6	$13,987.9	$13,240.7	$1,760.0	$(18,235.3)	$13,580.9

ALLIED WASTE INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	December 31, 2004
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$—	$(0.3)	$66.7	$1.6	$—	$68.0
Accounts receivable, net	—	—	614.0	54.4	—	668.4
Prepaid and other current assets	—	0.2	50.7	68.6	(37.6)	81.9
Deferred income taxes	—	—	98.4	5.9	—	104.3

Total current assets	—	(0.1)	829.8	130.5	(37.6)	922.6
Property and equipment, net	—	—	4,106.0	23.9	—	4,129.9
Goodwill, net	—	—	8,129.6	72.4	—	8,202.0
Investment in subsidiaries	2,624.2	14,079.8	380.2	—	(17,084.2)	—
Other assets, net	—	101.5	43.5	1,182.2	(1,087.8)	239.4

Total assets	$2,624.2	$14,181.2	$13,489.1	$1,409.0	$(18,209.6)	$13,493.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long- term debt	$—	$20.0	$97.9	$209.9	$—	$327.8
Accounts payable	—	0.1	576.2	6.5	—	582.8
Accrued closure, post-closure and environmental costs	—	—	19.9	75.1	—	95.0
Accrued interest	—	119.3	58.1	0.5	(37.6)	140.3
Other accrued liabilities	54.4	58.5	72.0	205.2	—	390.1
Unearned revenue	—	—	216.7	4.0	—	220.7

Total current liabilities	54.4	197.9	1,040.8	501.2	(37.6)	1,756.7
Long-term debt, less current portion	—	6,587.8	841.4	—	—	7,429.2
Deferred income taxes	—	—	217.8	(10.1)	—	207.7
Accrued closure, post-closure and environmental costs	—	—	374.3	464.7	—	839.0
Due to (from) parent	(52.5)	4,797.8	(4,445.8)	(299.5)	—	—
Other long-term obligations	17.4	1.8	1,658.3	69.8	(1,090.9)	656.4
Stockholders’ equity	2,604.9	2,595.9	13,802.3	682.9	(17,081.1)	2,604.9

Total liabilities and stockholders’ equity	$2,624.2	$14,181.2	$13,489.1	$1,409.0	$(18,209.6)	$13,493.9

ALLIED WASTE INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Three Months Ended March 31, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,248.8	$56.5	$—	$1,305.3
Cost of operations	—	(0.4)	797.2	47.6	—	844.4
Selling, general and administrative expenses	5.4	—	116.0	3.0	—	124.4
Depreciation and amortization	—	—	131.8	1.5	—	133.3

Operating (loss) income	(5.4)	0.4	203.8	4.4	—	203.2
Equity in earnings of subsidiaries	(14.5)	(141.2)	(6.2)	—	161.9	—
Interest expense (income) and other	0.3	182.2	22.7	(1.6)	—	203.6
Intercompany interest expense (income)	(22.7)	20.2	21.6	(19.1)	—	—
Management fees	(1.2)	—	0.8	0.4	—	—

Income (loss) before income taxes	32.7	(60.8)	164.9	24.7	(161.9)	(0.4)
Income tax expense (benefit)	8.0	(80.8)	37.7	9.7	—	(25.4)
Minority interest	—	—	—	0.3	—	0.3

Net income from continuing operations	24.7	20.0	127.2	14.7	(161.9)	24.7
Discontinued operations, net of tax	—	—	—	—	—	—

Net income	24.7	20.0	127.2	14.7	(161.9)	24.7
Dividends on preferred stock	(7.7)	—	—	—	—	(7.7)

Net income (loss) available to common shareholders	$17.0	$20.0	$127.2	$14.7	$(161.9)	$17.0

	Three Months Ended March 31, 2004
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,226.9	$47.9	$—	$1,274.8
Cost of operations	—	(0.3)	745.9	44.3	—	789.9
Selling, general and administrative expenses	9.4	—	118.5	2.7	—	130.6
Depreciation and amortization	—	—	131.7	1.4	—	133.1

Operating (loss) income	(9.4)	0.3	230.8	(0.5)	—	221.2
Equity in earnings of subsidiaries	2.5	(124.2)	(6.8)	—	128.5	—
Interest expense (income) and other	0.2	193.1	20.3	(1.6)	—	212.0
Intercompany interest expense (income)	(18.1)	8.7	29.5	(20.1)	—	—
Management fees	(1.2)	—	0.8	0.4	—	—

Income (loss) before income taxes	7.2	(77.3)	187.0	20.8	(128.5)	9.2
Income tax expense (benefit)	4.2	(80.6)	72.1	8.0	—	3.7
Minority interest	—	—	—	0.5	—	0.5

Net income (loss) from continuing operations	3.0	3.3	114.9	12.3	(128.5)	5.0
Discontinued operations, net of tax	—	—	(2.0)	—	—	(2.0)

Net income (loss)	3.0	3.3	112.9	12.3	(128.5)	3.0
Dividends on preferred stock	(5.4)	—	—	—	—	(5.4)

Net income (loss) available to common shareholders	$(2.4)	$3.3	$112.9	$12.3	$(128.5)	$(2.4)

ALLIED WASTE INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash provided by (used for) operating activities from continuing operations	$(95.6)	$309.3	$(146.5)	$20.2	$—	$87.4

Investing activities —
Proceed from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	(0.7)	—	—	(0.7)
Proceeds from sale of fixed assets	—	—	3.3	—	—	3.3
Capital expenditures, excluding acquisitions	—	—	(84.8)	(0.7)	—	(85.5)
Capitalized interest	—	—	(3.4)	—	—	(3.4)
Change in deferred acquisitions costs, notes receivable and other	—	—	0.6	—	—	0.6

Cash used for investing activities from continuing operations	—	—	(85.0)	(0.7)	—	(85.7)

Financing activities —
Net proceeds from sale of Series D preferred stock	580.3	—	—	—	—	580.3
Proceeds from long-term debt, net of issuance costs	—	2,304.5	—	27.0	—	2,331.5
Repayments of long-term debt	—	(2,684.4)	(82.7)	(27.4)	—	(2,794.5)
Payments of preferred stock dividend	(5.4)	—	—	—	—	(5.4)
Change in disbursement account	—	—	(95.0)	—	—	(95.0)
Net proceeds from sale of common stock, exercise of stock options and other, net	95.6	—	—	—	—	95.6
Intercompany between issuer and subsidiary	(574.9)	74.8	518.4	(18.3)	—	—

Cash provided by (used for) financing activities from continuing operations	95.6	(305.1)	340.7	(18.7)	—	112.5

Cash used for discontinued operations	—	—	(0.7)	—	—	(0.7)

Increase in cash and cash equivalents	—	4.2	108.5	0.8	—	113.5
Cash and cash equivalents, beginning of period	—	(0.3)	66.7	1.6	—	68.0

Cash and cash equivalents, end of period	$—	$3.9	$175.2	$2.4	$—	$181.5

ALLIED WASTE INDUSTRIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31, 2004
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash provided by (used for) operating activities from continuing operations	$3.5	$419.3	$(354.1)	$(4.6)	$—	$64.1

Investing activities —
Proceed from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	15.8	—	—	15.8
Proceeds from sale of fixed assets	—	—	2.8	—	—	2.8
Capital expenditures, excluding acquisitions	—	—	(68.1)	(0.5)	—	(68.6)
Capitalized interest	—	—	(3.5)	—	—	(3.5)
Change in deferred acquisitions costs, notes receivable and other	—	—	(2.3)	—	—	(2.3)

Cash used for investing activities from continuing operations	—	—	(55.3)	(0.5)	—	(55.8)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	936.7	—	6.6	—	943.3
Repayments of long-term debt	—	(1,270.5)	(1.4)	(14.3)	—	(1,286.2)
Payments of preferred stock dividend	(5.4)	—	—	—	—	(5.4)
Change in disbursement account	—	—	(33.1)	—	—	(33.1)
Net proceeds from exercise of stock options and other, net	(3.5)	—	—	—	—	(3.5)
Intercompany between issuer and subsidiary	5.4	(86.4)	67.9	13.1	—	—

Cash provided by (used for) financing activities from continuing operations	(3.5)	(420.2)	33.4	5.4	—	(384.9)

Cash provided by discontinued operations	—	—	6.3	—	—	6.3

Increase (decrease) in cash and cash equivalents	—	(0.9)	(369.7)	0.3	—	(370.3)
Cash and cash equivalents, beginning of period	0.1	3.2	439.0	2.4	—	444.7

Cash and cash equivalents, end of period	$0.1	$2.3	$69.3	$2.7	$—	$74.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein. Please note that unless otherwise specifically indicated, discussion of our results relate to our continuing operations.

Executive Summary

Our business is characterized by a relatively stable customer base. We provide the basic service of collection and disposal of non-hazardous solid waste that is essential to our customers’ needs. Competition is driven by local economic and demographic factors as well as fluctuations in capacity utilization, in both the collection and landfill business. However, the order of magnitude for year over year price and volume changes over the past three years has been less than three percent, positive or negative. Customer service satisfaction levels industry-wide are very high since the collection customer has a very low tolerance for poor service.

The stability of our customer base generally drives our operating costs. Labor costs are the most significant of our total operating costs, consistent with our extensive workforce. The direct cost of disposing of waste at third-party sites is the next most significant of our total operating costs. The cost of disposal of waste at our own landfills is included in individual landfill related operating cost line items. Repair and maintenance costs are also significant and directly relate to the 14,700 collection and landfill vehicles and equipment that we operate to service our customer base. Our selling, general and administrative costs are largely predictable since salaries and management incentive compensation represent the most significant part of our selling, general and administrative costs. Depreciation and amortization is split almost evenly between depreciation of the vehicles and equipment used in our operations and the amortization of our landfill assets. In recent years, our operating costs have grown more quickly than our revenues, resulting in declining operating margins.

We invest a significant amount of capital to support the ongoing operations of our landfill and collection business. Landfills are highly engineered, sophisticated facilities similar to civil works. Each year we invest capital at our 166 active landfills to ensure sufficient capacity to receive the waste volume we handle. In addition, we have approximately 12,100 collection vehicles and over 100,000 containers to serve our collection customers. They endure rough conditions each day and must be routinely maintained and replaced.

Cash flows in our business are for the most part fairly predictable as a result of the nature of our customer base. This predictability helps us to determine our ability to service debt. Knowing this, we have incurred debt to acquire the assets we own and we have paid cash to acquire existing cash flow streams. This financial model should allow us over time to transfer the enterprise value of the company from debt holders to shareholders as we use our cash flow to repay debt. We, of course, need to prudently manage our debt to ensure a capital structure that is supportive of our operating plan and to avoid unnecessary risk depending on the varying economic and capital market conditions. We continue to use cash flow from operations after capital expenditures to reduce our debt balance. Although cash flow from operating activities has declined over the past three years, we have continued to produce sufficient cash flow to support our capital reinvestment needs and to repay debt. Beginning in 2005, we intend to increase our capital investment to an annual rate of approximately $700 million for each of the next three years. Although we expect to continue to use our excess cash flow to repay debt, it may be at lower levels over this three year period.

We remain committed to our long-term strategy of reducing our debt balance until we reach credit ratios that we believe will allow us to benefit from an investment grade-like cost of capital. As this occurs, we believe the relative cost of debt and interest expense should decline. Upon achieving optimal credit ratios we should have the opportunity to choose the best use of any excess cash flow: further repay debt, pay a dividend to the extent permitted, repurchase stock or reinvest in growing the size of our company. We may take advantage of opportunities that arise to accelerate the de-leveraging process as long as the opportunities meet our need to maintain our competitive strength.

As previously announced, the Company is conducting a search to fill the Chief Executive Officer position and expects to complete that search during the course of the year.

Results of operations. Net income from continuing operations for the three months ended March 31, 2005 increased to $24.7 million from $5.0 million in the same period a year ago primarily as a result of an income tax benefit relating to the pending disposition of an operation. Operating income declined as increased revenues and a reduction in selling, general and administrative expenses were more than offset by increases in cost of operations. Interest expense improved during the quarter even after giving effect to higher transaction costs related to refinancing activity in 2005.

During the first quarter of 2005, internal revenue growth was 2.3% and was driven by increases in both price per unit and volume. However, increased costs particularly for fuel, transportation and repairs and maintenance resulted in a decline in operating income.

Financing activities. We are committed to reducing debt. During the first quarter, we completed a multifaceted financing plan (the 2005 Financing Plan) aimed at enhancing liquidity, extending maturities, reducing interest costs and improving our capital structure while accelerating de-leveraging. The 2005 Financing Plan included:

•	the issuance of 12.75 million shares of common stock for $101 million and

•	the issuance of 6.25% mandatory convertible preferred stock with a conversion premium of 25% for $600 million.

The proceeds of the issuances above were used to retire the following:

•	$195 million of the remaining 10% senior subordinated notes due 2009;

•	$125 million of the 9.25% senior notes due 2012;

•	$206 million of term loans; and

•	$70 million of the 7.875% senior notes due 2005.

The balance of the proceeds was used to pay premiums and fees and for general corporate purposes.

The 2005 Financing Plan also included refinancing our 7.63% senior notes due 2006, with 7.25% senior notes due 2015. In addition, we refinanced our bank credit facility (the 2003 Credit Facility) lowering the interest rate on the term loan by 75 basis points and lowering the rate on the revolver by 25 basis points. The refinancing also increased the size of the revolver and our letter of credit facility by a combined $377 million.

The 2005 Financing Plan allowed us to reduce our debt balance by $439 million to $7.3 billion at March 31, 2005. It also allowed us to continue to de-leverage the Company and improve our debt to total capitalization, which decreased to 68.9% at March 31, 2005 from 74.9% at December 31, 2004.

General

Revenues. We generate revenues primarily from fees charged to customers for waste collection, transfer, recycling and disposal services. We consider our core business to be our collection, transfer and landfill operations. We also generate revenue from the sale of recycled commodities. We record revenue as services are provided, with revenue deferred in instances where services are billed in advance of the service being provided. The following table shows our total reported revenues by service line. Intercompany revenues have been eliminated.

Revenues by Service Line (in millions):

	Three Months Ended March 31,
	2005	2004
Collection
Residential	$288.0	$283.7
Commercial	335.9	336.7
Roll-off (1)	284.4	280.9
Recycling	49.6	50.1

Total Collection	957.9	951.4

Disposal
Landfill (2)	156.4	145.0
Transfer	101.9	93.1

Total Disposal	258.3	238.1

Recycling — Commodity	56.7	53.7

Other	32.4	31.6

Total Revenues	$1,305.3	$1,274.8

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles. Roll-off containers are generally uncovered containers that range in size from 20 to 40 cubic yards.

(2)	Landfill revenues are presented net of landfill taxes.

We have organized our operations into nine geographic regions. Our operations are not concentrated in any one geographic region. Our regional teams focus on developing local markets in which we can achieve the greatest level of internalization and operating efficiency. As a result, we may choose to not operate in a market where our business objectives cannot be met. At March 31, 2005, we had operations in 128 major markets in 37 states. We operate only in the United States and Puerto Rico. The following table shows our revenues by geographic region in total and as a percentage of total revenues.

Revenues by Region(1) (in millions, except percentages):

	Three Months Ended March 31,
	2005		2004
Atlantic	$133.2	10.2%	$128.8	10.1%
Great Lakes	123.2	9.4	123.4	9.7
Midstates	116.5	8.9	115.6	9.1
Mountain	138.2	10.6	131.4	10.3
North Central	149.7	11.5	144.0	11.3
Northeast	161.0	12.3	165.7	13.0
Pacific	189.9	14.6	172.2	13.5
Southeast	129.9	10.0	133.0	10.4
Southwest	153.1	11.7	148.9	11.7
Other (2)	10.6	0.8	11.8	0.9

Total Revenues	$1,305.3	100.0%	$1,274.8	100.0%

(1)	See discussion in Note 11 to our consolidated financial statements.

(2)	Amounts relate primarily to our subsidiaries that provide services throughout the organization.

Operating Expenses. Cost of operations includes labor expenses, waste disposal at third-party disposal facilities, repairs and maintenance, transportation of waste to the disposal site, vehicle operating costs including fuel, landfill operating costs, safety and insurance, and other operating costs such as equipment and facility rent, utilities, environmental compliance and remediation. Landfill operating costs consist of host community fees, landfill royalty payments, landfill site maintenance, other equipment operating expenses and accretion expense for capping, closure and post-closure monitoring liabilities. Reimbursement from third parties, primarily insurance carriers relating to environmental and remedial costs, are included in cost of operations as an offset to environmental expenses. In addition, gains or losses on sale of assets used in our operations are included in cost of operations. The following table provides the components of our operating costs as a percentage of our total operating costs:

	Three Months Ended March 31,
	2005	2004
Labor (1)	31.6%	33.3%
Disposal	13.3	13.9
Repairs and maintenance (2)	13.2	13.4
Transportation	8.7	8.7
Vehicle operating	7.4	6.7
Landfill operating costs	8.1	7.8
Safety and insurance	5.1	5.3
Other (3)	12.6	10.9

	100.0%	100.0%

(1)	Includes health and welfare benefits and incentive compensation.

(2)	Includes related labor and benefits.

(3)	Primarily includes subcontractor costs, (gain) loss on sale of assets, environmental expense and related recoveries, and equipment and facility rent.

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

	Three Months Ended March 31,
	2005	2004
Salaries (1)	66.3%	62.0%
Rent and office costs	8.2	8.1
Professional fees (2)	10.0	10.2
Provision for doubtful accounts	0.6	3.9
Other (3)	14.9	15.8

	100.0%	100.0%

(1)	Includes health and welfare benefits and incentive compensation.

(2)	Includes professional fees from our best practices program.

(3)	Primarily includes marketing, director and officer insurance, employee relocation, travel and entertainment and bank charges offset by administrative fees and late fees charged to customers.

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

Statement of Operations Data:

	Three Months Ended March 31,
	2005		2004
Revenues	$1,305.3	100.0%	$1,274.8	100.0%
Cost of operations	844.4	64.7	789.9	62.0
Selling, general and administrative expenses	124.4	9.5	130.6	10.2
Depreciation and amortization	133.3	10.2	133.1	10.5

Operating income	203.2	15.6	221.2	17.3
Interest expense and other	203.6	15.6	212.0	16.6

Income (loss) before income taxes	(0.4)	(0.0)	9.2	0.7
Income tax expense (benefit)	(25.4)	(1.9)	3.7	0.3
Minority interest	0.3	0.0	0.5	0.0

Income from continuing operations	24.7	1.9	5.0	0.4
Discontinued operations, net of tax	—	—	(2.0)	(0.2)

Net income	24.7	1.9	3.0	0.2
Dividends on preferred stock	(7.7)	(0.6)	(5.4)	(0.4)

Net income (loss) available to common shareholders	$17.0	1.3%	$(2.4)	(0.2)%

Three Months Ended March 31, 2005 and 2004

Revenues. Revenues increased 2.4% in the first quarter of 2005 as compared to the same period in 2004. Following is a summary of the change in revenues (in millions):

Reported revenues for the three months ended March 31, 2004	$1,274.8
Core business internal growth(1)
Increase from average per unit price change	5.3
Increase from volume change	22.4
Net divested revenues	(3.7)
Increase in commodity and other revenues	6.5

Reported revenues for the three months ended March 31, 2005	$1,305.3

(1)	Represents revenues from collection, transfer and landfill services on a same store basis.

For the quarter ended March 31, 2005, revenues increased over the first quarter of 2004 in all major lines of business: collection, transfer and disposal. Within the collection line of business, residential and roll-off revenues increased, while the commercial business showed a slight decrease. Increases in overall revenues were driven by internal volume growth of 1.9% and positive average per unit price changes of 0.4%. The growth in our volume continues to be driven by an overall improvement in the economy, the timing of special waste jobs, as well as more effective sales practices. One of our special waste jobs, a large dredging project in the state of Washington, will be temporarily suspended during the second quarter of 2005 as planned. It is expected to resume during the last half of 2005 at a lower volume level than previously received. This project contributed approximately 55 basis points of our volume growth in the first quarter of 2005.

The growth in our average price per unit is a result of our continued focus on effective price increases, effectively managing the pricing of our new work and allowing under-priced work to be replaced with more profitable work. Included in these initiatives was implementation of a fuel recovery fee to appropriate collection customers. This fee generated approximately $7 million in revenue in the first quarter and contributed approximately 60 basis points of our price growth in the first quarter of 2005. Based on current market prices for diesel fuel, we currently anticipate these fees may total over $40 million for the year ended December 31, 2005; however, we also estimate this increased revenue will be more than offset by fuel-related increases in operating costs. Growth compared to the first quarter of 2004 was tempered by our decision to begin implementing price increases more ratably over the entire calendar year rather than increasing most prices in the first quarter. Commodity and other revenue increased primarily due to an increase in the average per unit price for our main recyclable commodities, old corrugated cardboard and paper.

Cost of Operations. Cost of operations increased 6.9% in the first quarter of 2005 as compared to the same period in 2004. The increase is attributable to (i) inflationary increases in all costs, (ii) incremental increases in costs associated with increased volume (such as transportation, host fees and landfill operating costs), and (iii) increases in fuel, maintenance, landfill operating costs and transportation in excess of inflation and volume. Labor, which represents over 30% of the cost of operations, increased approximately 1.4% in the first quarter of 2005. Also included in cost of operations was an impairment expense of $3.7 million recorded on assets held for sale. These assets are part of an asset group currently subject to a pending sale. We mitigate our exposure to increases in fuel costs with fixed price purchase contracts. A significant portion of these contracts expired in the first quarter of 2005 and those that remain are at higher prices, therefore, we have also initiated a strategic change to implement fuel recovery fees to appropriate customers that will vary with the cost of fuel. When economically practical, we may enter into new or renewed contracts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 4.7% in the first quarter of 2005 as compared to the same period in 2004. The decrease is primarily attributable to a reduction in bad debt expense. During the first quarter our days of sales outstanding decreased, our total accounts receivable decreased and our receivables over 60 days improved. Bad debt expense is expected to return to historical levels for the remainder of this year. Partially offsetting the reduction in bad debt and other expenses was a 1.8% increase in salaries for the quarter.

Depreciation and Amortization. Depreciation and amortization increased 0.1% in the first quarter of 2005 as compared to the same period in 2004. Depreciation expense was comparable between 2004 and 2005. Similarly, landfill amortization expense was comparable, but reflected a decrease in amortization rates offset by increased volumes.

Interest Expense and Other. Interest expense and other decreased by 4.0% in the first quarter of 2005 as compared to the same period in 2004. Following are the components of interest expense and other (in millions):

	For the Three Months Ended March 31,
	2005	2004
Interest Expense and Other —
Interest expense, gross	$138.4	$162.4
Cash settlement on non-hedge accounting interest rate swap contracts	—	8.3
Interest income	(0.4)	(1.8)
Interest capitalized for development projects	(3.4)	(3.5)
Accretion of debt and amortization of debt issuance costs	6.2	6.6
Non-cash gain on non-hedge accounting interest rate swap contracts	—	(17.0)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	—	4.7
Costs incurred to early extinguish debt	62.8	52.5
Interest expense allocated to discontinued operations	—	(0.2)

Interest expense and other from continuing operations	$203.6	$212.0

The decrease in gross interest expense is attributable primarily to the repayment of debt from our continued de-leveraging strategy and the refinancing of debt at lower interest rates. In connection with the completion of the transactions included in the 2005 Financing Plan, we expensed $62.8 million of costs to early extinguish and refinance debt. Costs of $52.5 million were incurred for similar activities during the three months ended March 31, 2004.

One interest rate swap contract matured during the quarter; we had no swaps outstanding at March 31, 2005.

Income Tax Benefits. Included in the provision for income taxes during the first quarter is a benefit of approximately $27 million related to the pending sale of operations. Certain of the operations to be divested are pursuant to a stock sale agreement. As a result, we can now recognize tax basis in the stock of these operations which previously could not be recognized under SFAS No. 109, Accounting for Income Taxes (SFAS 109). The pending divestiture and expected use of the resulting capital loss for tax purposes requires us to record the benefit.

Discontinued Operations. There were no divestitures recorded as discontinued operations during the first quarter of 2005. For the first quarter of 2004, discontinued operations included a net after tax loss of approximately $1.8 million ($2.4 million pretax gain) for the divestiture of certain operations in Florida.

Dividends on Preferred Stock. Dividends on preferred stock were $7.7 million and $5.4 million for the first quarter of 2005 and 2004, respectively. Dividends on preferred stock increased by 41.9% for the first quarter in 2005. This increase is a result of the 6.25% dividends payable in cash for the Series D mandatory convertible preferred stock issued in March 2005. The cash dividend for the Series D mandatory convertible preferred stock to be paid during the second quarter of 2005 is $8.5 million and will be approximately $9.4 million quarterly beginning in the third quarter of 2005. The three months ended March 31, 2005 and 2004 include the 6.25% dividends payable in cash for the Series C Mandatory convertible preferred stock issued in April 2003.

Liquidity and Capital Resources

During the three months ended March 31, 2005, we generated operating cash flows of $87.4 million, of which we reinvested $85.5 million of capital into the business.

We generally meet operational liquidity needs with operating cash flow. Our liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs, scheduled debt maturities and capping, closure, post-closure and environmental expenditures.

When we cannot meet our liquidity needs with operating cash flow, we meet those needs with borrowings under our revolving credit facility. We have a $1.575 billion commitment until 2010 under our revolving credit facility, which we believe is adequate to meet our liquidity needs based on current conditions. At March 31, 2005, we had $44 million of loans outstanding and $486 million in letters of credit drawn on the revolving credit facility, leaving $1.0 billion of availability. Additionally, we have letter of credit capacity of $500 million until 2012 under our institutional letter of credit facility to meet letter of credit requirements in addition to our revolving credit facility, all of which was used at March 31, 2005.

Cash provided by continuing operations increased by 36% during the first quarter of 2005 when compared to the same period in 2004, primarily due to a reduction in accounts receivable. For the first quarter of 2005, investing activities were primarily capital expenditures of $85.5 million, an increase of 25% over the prior year. Our financing activities included the repayment of debt with the net proceeds from our 2005 Financing Plan, partially offset by the change in the disbursement account.

Following is a summary of the primary sources and uses of cash during the following periods (in millions):

	For the Three Months Ended March 31,
Sources of cash	2005	2004
Cash provided by continuing operations	$87.4	$64.1
Net proceeds from issuance of common and preferred stock	675.7	—
Decrease in cash balance	—	370.3
Net proceeds from divestitures, net of acquisitions	—	15.8
Proceeds from the sale of fixed assets	3.3	2.8

Total	$766.4	$453.0

	For the Three Months Ended March 31,
Uses of cash	2005	2004
Capital expenditures	$85.5	$68.6
Debt repayments, net of debt proceeds	434.5	328.1
Increase in cash balance	113.5	—
Debt issuance costs	28.5	14.8
Net cost of acquisitions, net of divestitures	0.7	—
Payment of preferred stock cash dividends	5.4	5.4
Decrease in disbursement account	95.0	33.1
Other non-operating net cash outflows	3.3	3.0

Total	$766.4	$453.0

We continuously seek opportunities to increase our cash flow through improvements in operations and reduction of our interest cost. Historically, we have used bank financings and capital markets transactions to meet our refinancing and liquidity requirements. Under our 2005 Credit Facility, we are required to meet certain financial covenants. Our objective is to maintain sufficient surplus between the required covenant ratios and the actual ratios calculated according to the 2005 Credit Agreement. We monitor the surplus carefully and will take action if the surplus becomes too small. We have not historically experienced difficulty in obtaining financing or refinancing existing debt. We expect to continue to seek such opportunities in the future to the extent such opportunities are available to us. (See also Debt Covenants in Contractual Obligations and Commitments.)

Significant Financing Transactions in 2005

In the first quarter of 2005, we completed a multifaceted financing plan (the 2005 Financing Plan) aimed at enhancing liquidity, extending maturities, reducing interest costs and improving our capital structure while accelerating de-leveraging. The 2005 Financing Plan included:

•	the issuance of 12.75 million shares of common stock for $101 million and

•	the issuance of 6.25% mandatory convertible preferred stock with a conversion premium of 25% for $600 million.

The proceeds of the issuances above were used to retire the following:

•	$195 million of the remaining 10% senior subordinated notes due 2009;

•	$125 million of the 9.25% senior notes due 2012;

•	$206 million of term loans; and

•	$70 million of the 7.875% senior notes due 2005.

The balance of the proceeds were used to pay premiums and fees or for general corporate purposes.

The 2005 Financing Plan also included refinancing our 7.63% senior notes due 2006, with 7.25% senior notes due 2015. In addition, we refinanced our bank credit facility (the 2003 Credit Facility) lowering the interest rate on the term loan by 75 basis points and lowering the rate on the revolver by 25 basis points. The refinancing also increased the size of the revolver and our letter of credit facility by a combined $377 million.

The 2005 Financing Plan decreased debt maturities for the next 5 years by approximately $785 million and resulted in an annual interest savings of approximately $20 million.

Financing Plan

We are a highly leveraged company with $7.3 billion of outstanding debt at March 31, 2005. The vast majority of our debt was incurred to acquire solid waste companies during the past 10 years. We incurred and assumed over $11 billion of debt to acquire Browning - Ferries Industries, Inc. (BFI) in 1999. Since the acquisition of BFI, we have repaid debt with cash flow from operations, asset sales and the issuance of equity. We intend to continue to reduce our debt balance until we reach credit ratios that we believe will allow us to benefit from an investment grade-like cost of capital. We believe those benefits will be realized when the following ratios approach the indicated ranges:

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

Until then, we will continue to manage operating cash flows after capital expenditures to facilitate repayment of our scheduled debt maturities and opportunistically reduce interest costs through refinancing transactions to the extent economically beneficial. In both 2003 and 2005, we completed multifaceted financing plans, to reduce our overall debt and to refinance our credit facility and our higher cost of debt. We believe we will continue to generate cash flow from operations after funding capital expenditures to be used to repay debt, albeit of a slower pace than historically, due to increased capital reinvestment. In the future, we may continue to acquire operations that strengthen existing markets and increase vertical integration. In addition, we expect to continue to evaluate the performance of and opportunities to divest operations that do not maximize operating efficiencies or provide an adequate return on invested capital.

We may refinance or repay portions of our debt to ensure a capital structure that supports our operating plan, as well as, continue to seek opportunities to extend our maturities in the future with actions that are economically beneficial. We believe we have several alternatives available to us that will allow us to extend maturities of our debt portfolio or retire debt. The potential alternatives include continued application of cash flow from operations, asset sales and capital markets transactions. Capital markets transactions could include issuance of debt with longer-term maturities, issuance of equity, or a combination of both. There is no assurance that in the future we will be able to (i) generate annual cash flows to repay debt, (ii) consummate transactions in the capital markets on commercially reasonable terms, or at all or (iii) sell assets.

We currently have effective shelf registration statements with the SEC that would allow us to issue various securities up to $0.7 billion as market conditions permit.

Contractual Obligations and Commitments

The following table provides additional maturity detail of our long-term debt obligations at March 31, 2005 (in millions):

Debt	2005	2006	2007	2008	2009	Thereafter	Total
Revolving Credit Facility (1)	$—	$—	$—	$—	$—	$44.0	$44.0
Term loan B	13.5	13.5	13.5	13.5	13.5	1,282.5	1,350.0
Receivables secured loan(2)	209.5	—	—	—	—	—	209.5
6.375% BFI Senior notes	—	—	—	161.2	—	—	161.2
8.50% Senior notes	—	—	—	750.0	—	—	750.0
8.875% Senior notes	—	—	—	600.0	—	—	600.0
6.50% Senior notes	—	—	—	—	—	350.0	350.0
5.75% Senior notes due 2011	—	—	—	—	—	400.0	400.0
6.375% Senior notes due 2011	—	—	—	—	—	275.0	275.0
9.25% Senior notes due 2012(3)	125.0	—	—	—	—	250.0	375.0
7.875% Senior notes due 2013	—	—	—	—	—	450.0	450.0
6.125% Senior notes due 2014	—	—	—	—	—	425.0	425.0
7.375% Senior unsecured notes due 2014	—	—	—	—	—	400.0	400.0
7.25% Senior notes due 2015	—	—	—	—	—	600.0	600.0
9.25% BFI debentures due 2021	—	—	—	—	—	99.5	99.5
4.25% Senior sub convertible debentures due 2034	—	—	—	—	—	230.0	230.0
7.40% BFI debentures due 2035	—	—	—	—	—	360.0	360.0
Other debt	15.4	$8.5	2.9	1.7	1.9	292.6	323.0

Total principal due	$363.4	$22.0	$16.4	$1,526.4	$15.4	$5,458.6	$7,402.2
Discount, net							(84.2)

Total debt balance							$7,318.0

(1)	At March 31, 2005, under our 2005 Credit Facility, we had a revolver capacity commitment of $1.575 billion with $44.0 million in loans outstanding and $485.8 million of letters of credit outstanding, providing us remaining availability of $1.0 billion. In addition, we had an institutional letter of credit facility of $500 million available under the 2005 Credit Facility, all of which was used for letters of credit outstanding.

(2)	The receivables secured loan is a 364 day liquidity facility with a maturity date of May 2005. At that time, we intend to renew the liquidity facility. If we were unable to renew the loan agreement, we would refinance any amounts outstanding with our revolving credit facility, which matures in 2010, or with other long-term borrowings. Although we intend to renew the loan agreement in May 2005 and do not expect to repay the amounts within the next twelve months, the loan is classified as a current liability because it has a contractual maturity of less than one year.

(3)	$125 million of the 9.25% Senior notes were called and extinguished on April 21, 2005 with the proceeds from the first quarter 2005 equity transaction.

Debt Covenants. At March 31, 2005, we were in compliance with all financial covenants under our 2005 Credit Facility and our indentures. At March 31, 2005, Total Debt/EBITDA (1) ratio, as defined by the 2005 Credit Facility, was 5.12x and our EBITDA (1)/Interest ratio was 2.29x. We are not subject to any minimum net worth covenants and we have no credit rating triggers. Our 2005 Credit Facility and the indentures relating to our senior subordinated notes and our senior notes contain financial covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions.

(1)	EBITDA used for covenants is calculated in accordance with the definition in our credit facility agreement. In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies.

Failure to comply with the financial covenants under our 2005 Credit Facility, as well as the occurrence of certain material adverse events would constitute default under the credit agreement and would allow the lenders under the 2005 Credit Facility to accelerate the maturity of all indebtedness under the credit agreement. This could also have an adverse impact on availability of financial assurance. In addition, maturity acceleration on the 2005 Credit Facility constitutes an event of default under our other debt instruments, including our senior notes and our senior subordinated notes and, therefore, these would also be subject to acceleration of maturity. If such acceleration of maturities of indebtedness were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under the 2005 Credit Facility for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or assets sales, if necessary. We may be unable to amend the 2005 Credit Facility or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

Off-Balance Sheet Financing

We have no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases, which are not classified as debt. For a description of our financial assurance instruments, see Note 10 to our consolidated financial statements included under Item 1 of this Form 10-Q. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt.

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

Disclosure Regarding Forward Looking Statements

This Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Forward Looking Statements). All statements, other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Examples of these Forward Looking Statements include, among others, statements regarding:

•	our business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies;

•	our ability to obtain financing, refinance existing debt, reduce interest cost, accelerate our de-leveraging process, extend debt maturities and provide adequate financial liquidity;

•	the adequacy of our operating cash flow and revolving credit facility to make payments on our indebtedness and fund other liquidity needs;

•	our ability to generate cash flows from operations after funding capital expenditures at similar levels as what we generated over the last three years;

•	our ability to pay cash dividends in the future;

•	our expectation that we may become an investment grade investment in the future;

•	our ability to achieve credit ratios that would allow us to receive benefits of a cross over investment grade company and/or investment grade-like cost of capital;

•	our ability to achieve cost reductions in the future;

•	our estimates of future annual interest cost reductions;

•	underlying assumptions related to general economic and financial market conditions;

•	the impact of fuel recovery fees on our operations;

•	our expectation that our dredging project in the state of Washington will resume;

•	our belief that the costs of settlements or judgments arising from litigation and the effects of settlements or judgments on our consolidated liquidity, financial position or results of operation will not be material;

•	the expected benefits of our refinancing plan;

•	our ability to maintain sufficient surplus between our covenant ratios; and

•	our expectation to increase capital expenditures over the next couple of years.

These Forward Looking Statements involve risks and uncertainties which could cause actual results to differ materially including, without limitation: (1) weakness in the U.S. economy may cause a decline in the demand for our services (particularly in the commercial and industrial sectors), a decline in the price of commodities sold by us, increased competitive pressure on pricing generally make it more difficult for us to predict economic trends; (2) we may be impeded in the successful integration of acquired businesses and our market development efforts, which may cause significant increases in our waste disposal expenses; (3) we may be unsuccessful in achieving greater aggregate revenues from price increases; (4) a change in interest rates or a reduction in the Company’s cash flow could impair our ability to service and reduce our debt obligations; (5) volatility in interest rates may, among other things, affect earnings due to our variable debt and the possible mark to market changes on certain interest rate hedges; (6) divestitures by us may not raise funds exceeding financing needed for acquisitions or may not occur at all; (7) severe weather conditions could impair our operating results; (8) the covenants in our credit facilities and indentures may limit our ability to operate our business; (9) we could be unable to obtain required permits; (10) we may be unable to raise additional capital to meet our operational needs; (11) our ability to service and refinance our debt and operate our business because of our significant leverage; (12) increases in final capping, closure, post-closure, remediation and regulatory compliance costs could result in an increase in our operating costs; (13) we may be unable to obtain financial assurances, including if our bonds ratings are downgraded; (14) the loss of services of any members of senior management may affect our operating abilities; (15) government regulations may increase the cost of doing business; (16) potential liabilities, including the outcome of litigation brought by government agencies, liabilities associated with our acquisitions and hazardous substance and environmental liabilities could increase costs; (17) potential increases in commodity, insurance and fuel prices may make it more expensive to operate our business; (18) potential increases in our operating costs or disruption to our operations as a result of union initiated work stoppages; (19) the risks associated with undisclosed liabilities of acquired businesses; (20) the effect that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills and waste-to-energy facilities; (21) we may not be able to realize some or all anticipated net benefits associated with the best practices programs; (22) increase in potential volatility resulting from allocating goodwill to nine regions from four areas (23) changes in internal controls resulting from compliance with the Sarbanes-Oxley Act of 2002 and any associated costs; and (24) potential issues arising from changes in accounting estimates and/or judgments.

Other factors which could materially affect the Forward Looking Statements in this Form 10-Q can be found in our periodic reports filed with the Securities and Exchange Commission, including risk factors detailed in Management’s Discussion and Analysis in our Form 10-K for the year ended December 31, 2004. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the Forward Looking Statements and are cautioned not to place undue reliance on such Forward Looking Statements. The Forward Looking Statements made herein are only made as of the date of this quarterly report on Form 10-Q, and we undertake no obligation to publicly update such Forward Looking Statements to reflect subsequent events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Fuel prices. Fuel costs represent a significant operating expense, as such, we mitigate this impact with fixed price purchase contracts. A significant portion of these contracts expired in the first quarter of 2005 and those that remain are at higher prices, therefore, we have also initiated a strategic change to implement fuel recovery fees to appropriate customers that will vary with the cost of fuel. When economically practical, we will enter into new or renewed contracts.

At our current consumption levels and with our current fixed price purchase contracts, a one-cent change in the price of diesel fuel would affect annual net income by approximately $0.5 million, before offsetting the effect of any fuel recovery fee. Accordingly, a substantial rise or drop in fuel costs could result in a material impact to our results of operations.

See also Note 5 “Long-term Debt” and Note 6 “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for the year ended December 31, 2004 in our Annual Report on Form 10-K and Notes 4 and 5 in this Form 10-Q.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

On April 19, 2005, our wholly-owned subsidiary, BFI Waste Systems of North America, Inc., received a proposed Consent Assessment of Civil Penalty from the Pennsylvania Department of Environmental Protection seeking to access a civil penalty of $250,000 to resolve several alleged environmental violations under the Pennsylvania Solid Waste Management Act that occurred between July 2002 and February 2005 at its TRC Transfer Station in Philadelphia, Pennsylvania.

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

In April 2005, the Appeals Office of the IRS upheld the disallowance of the capital loss deduction. As a result, we paid in late April, for BFI tax years prior to the acquisition, a deficiency to the IRS of $23 million and estimate that up to an additional $20 million will be paid by the end of the second quarter. We intend to litigate this matter in federal court and estimate it will likely take a few years before the court reaches a decision. Furthermore, it is likely that the losing party would appeal the decision to a court of appeals. A settlement, however, could occur at any time during the litigation process.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

4.1	Sixteenth Supplemental Indenture, dated as of March 9, 2005, among the Registrant, Allied Waste North America, Inc., and U.S. Bank National Association, to the Indenture dated as of December 23, 1998 concerning the issuance of Senior Notes due 2015. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated March 10, 2005 is incorporated herein by reference.

4.2	Registration Rights Agreement, dated as of March 9, 2005, among the Registrant, Allied Waste North America, Inc., J.P. Morgan Securities Inc., UBS Securities LLC, Credit Suisse First Boston LLC, Wachovia Capital Markets, LLC, Banc of America Securities LLC, BNP Paribas Securities Corp., Calyan Securities (USA) and Scotia Capital (USA) Inc. concerning the registration of the 7 1/4% Senior Notes due 2015. Exhibit 1.02 to Allied’s Current Report on Form 8-K dated March 10, 2005 is incorporated herein by reference.

4.3	Supplemental Indenture to the Subordinated Supplemental Indenture, dated as of March 9, 2005, among Allied Waste North America, Inc., certain guarantors and U.S. Bank National Association, concerning the 10% Senior Subordinated Notes due 2009. Exhibit 1.03 to Allied’s Current Report on Form 8-K dated March 10, 2005 is incorporated herein by reference.

4.4	Supplemental Indenture to the Second Supplemental Indenture, dated as of March 9, 2005, among Allied Waste North America, Inc., certain guarantors and U.S. Bank National Association, concerning the 7 5/8% Senior Notes due 2006. Exhibit 1.04 to Allied’s Current Report on Form 8-K dated March 10, 2005 is incorporated herein by reference.

4.5	Form of Certificate of Designations of Series D Senior Mandatory Convertible Preferred Stock of Allied Waste Industries, Inc. Exhibit 2 to Allied Waste Industries, Inc.’s Report on Form 8-A dated March 3, 2005 is incorporated herein by reference.

10.1*	2005 Non-Employee Director Equity Compensation Plan **

10.2*	Form of Restricted Stock Agreement under 2005 Non-Employee Director Equity Compensation Plan **

10.3*	Form of Restricted Stock Units Agreement under 2005 Non-Employee Director Equity Compensation Plan **

10.4*	Form of Stock Option Agreement under 2005 Non-Employee Director Equity Compensation Plan **

10.5*	2005 Senior Management Incentive Plan

10.6*	Form of Participation Letter under 2005 Senior Management Incentive Plan

10.7*	2005 Transition Plan for Senior and Key Management Employees

10.8*	Form of Participation Letter under 2005 Transition Plan for Senior and Key Management Employees

10.9*	First Amendment to Allied Waste Industries, Inc. Long-Term Incentive Plan

10.10*	Form of Award Letter under Allied Waste Industries, Inc. Long-Term Incentive Plan

10.11*	Credit Agreement dated as of July 21, 1999, as amended and restated as of March 21, 2005

10.12*	Executive Employment Agreement for Donald A. Swierenga

31.1*	Section 302 Certification of Charles H. Cotros, Chairman of the Board of Directors and Chief Executive Officer

31.2*	Section 302 Certification of Peter S. Hathaway, Executive Vice President and Chief Financial Officer

32*	Certification Pursuant to 18 U.S.C.§1350 of Charles H. Cotros, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer

*	Filed herewith.

**	2005 Non-Employee Director Compensation Plan is subject to approval by the Company’s Stockholders.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED WASTE INDUSTRIES, INC.
By:	/s/ PETER S. HATHAWAY
Peter S. Hathaway
Executive Vice President and Chief Financial Officer

By:	/s/ JAMES E. GRAY
James E. Gray
Senior Vice President, Controller and Chief Accounting Officer

Date: May 4, 2005

EXHIBIT INDEX

4.1	Sixteenth Supplemental Indenture, dated as of March 9, 2005, among the Registrant, Allied Waste North America, Inc., and U.S. Bank National Association, to the Indenture dated as of December 23, 1998 concerning the issuance of Senior Notes due 2015. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated March 10, 2005 is incorporated herein by reference.

4.2	Registration Rights Agreement, dated as of March 9, 2005, among the Registrant, Allied Waste North America, Inc., J.P. Morgan Securities Inc., UBS Securities LLC, Credit Suisse First Boston LLC, Wachovia Capital Markets, LLC, Banc of America Securities LLC, BNP Paribas Securities Corp., Calyan Securities (USA) and Scotia Capital (USA) Inc. concerning the registration of the 7 1/4% Senior Notes due 2015. Exhibit 1.02 to Allied’s Current Report on Form 8-K dated March 10, 2005 is incorporated herein by reference.

4.3	Supplemental Indenture to the Subordinated Supplemental Indenture, dated as of March 9, 2005, among Allied Waste North America, Inc., certain guarantors and U.S. Bank National Association, concerning the 10% Senior Subordinated Notes due 2009. Exhibit 1.03 to Allied’s Current Report on Form 8-K dated March 10, 2005 is incorporated herein by reference.

4.4	Supplemental Indenture to the Second Supplemental Indenture, dated as of March 9, 2005, among Allied Waste North America, Inc., certain guarantors and U.S. Bank National Association, concerning the 7 5/8% Senior Notes due 2006. Exhibit 1.04 to Allied’s Current Report on Form 8-K dated March 10, 2005 is incorporated herein by reference.

4.5	Form of Certificate of Designations of Series D Senior Mandatory Convertible Preferred Stock of Allied Waste Industries, Inc. Exhibit 2 to Allied Waste Industries, Inc.’s Report on Form 8-A dated March 3, 2005 is incorporated herein by reference.

10.1*	2005 Non-Employee Director Equity Compensation Plan **

10.2*	Form of Restricted Stock Agreement under 2005 Non-Employee Director Equity Compensation Plan **

10.3*	Form of Restricted Stock Units Agreement under 2005 Non-Employee Director Equity Compensation Plan **

10.4*	Form of Stock Option Agreement under 2005 Non-Employee Director Equity Compensation Plan **

10.5*	2005 Senior Management Incentive Plan

10.6*	Form of Participation Letter under 2005 Senior Management Incentive Plan

10.7*	2005 Transition Plan for Senior and Key Management Employees

10.8*	Form of Participation Letter under 2005 Transition Plan for Senior and Key Management Employees

10.9*	First Amendment to Allied Waste Industries, Inc. Long-Term Incentive Plan

10.10*	Form of Award Letter under Allied Waste Industries, Inc. Long-Term Incentive Plan

10.11*	Credit Agreement dated as of July 21, 1999, as amended and restated as of March 21, 2005

10.12*	Executive Employment Agreement for Donald A. Swierenga

31.1*	Section 302 Certification of Charles H. Cotros, Chairman of the Board of Directors and Chief Executive Officer

31.2*	Section 302 Certification of Peter S. Hathaway, Executive Vice President and Chief Financial Officer

32*	Certification Pursuant to 18 U.S.C.§1350 of Charles H. Cotros, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer

*	Filed herewith.

**	2005 Non-Employee Director Compensation Plan is subject to approval by the Company’s Stockholders.