Form 10-Q
period 2005-06-30
ALLIED WASTE INDUSTRIES INC
filed 2005-08-04
CIK 848865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
       (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2005
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☑ No ☐
     Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding as of July 28, 2005
Common Stock	330,588,344

ALLIED WASTE INDUSTRIES, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2005
INDEX

Part I Financial Information

Item 1 Financial Statements

Consolidated Balance Sheets	3
Consolidated Statements of Operations	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3 Quantitative and Qualitative Disclosures About Market Risk	45

Item 4 Controls and Procedures	45

Part II Other Information

Item 1 Legal Proceedings	46

Item 2 Unregistered Sales of Equity in Securities and Use of Proceeds	46

Item 3 Defaults Upon Senior Securities	46

Item 4 Submission of Matters to a Vote of Security Holders	47

Item 5 Other Information	47

Item 6 Exhibits	49

Signatures	50
Exhibit 10.07
Exhibit 10.08
Exhibit 10.09
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current Assets —
Cash and cash equivalents	$70.0	$68.0
Accounts receivable, net of allowance of $16.1 and $17.0	699.3	668.4
Prepaid and other current assets	94.1	81.9
Deferred income taxes	133.6	104.3

Total current assets	997.0	922.6
Property and equipment, net	4,135.8	4,129.9
Goodwill, net	8,197.0	8,202.0
Other assets, net	264.9	239.4

Total assets	$13,594.7	$13,493.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$229.2	$327.8
Accounts payable	482.5	582.8
Current portion of accrued capping, closure, post-closure and environmental costs	88.7	95.0
Accrued interest	118.5	140.3
Other accrued liabilities	407.8	390.1
Unearned revenue	227.4	220.7

Total current liabilities	1,554.1	1,756.7
Long-term debt, less current portion	6,954.7	7,429.2
Deferred income taxes	262.1	207.7
Accrued capping, closure, post-closure and environmental costs, less current portion	846.3	839.0
Other long-term obligations	635.9	656.4
Commitments and Contingencies
Stockholders’ Equity —
Series C senior mandatory convertible preferred stock, $0.10 par value, 6.9 million shares authorized, issued and outstanding, liquidation preference of $50.00 per share, net of $12 million of issuance costs	333.1	333.1
Series D senior mandatory convertible preferred stock, $0.10 par value, 2.4 million shares authorized, issued and outstanding, liquidation preference of $250.00 per share, net of $19 million of issuance costs	580.5	—
Common stock; $0.01 par value; 525 million authorized shares; 330.6 million and 317.5 million shares issued and outstanding	3.3	3.2
Additional paid-in capital	2,436.5	2,338.0
Accumulated other comprehensive loss	(68.1)	(69.4)
Retained earnings	56.3	—

Total stockholders’ equity	3,341.6	2,604.9

Total liabilities and stockholders’ equity	$13,594.7	$13,493.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts, unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Revenues	$2,789.9	$2,710.2	$1,448.6	$1,401.1
Cost of operations (exclusive of depreciation and amortization shown below)	1,817.6	1,698.1	942.7	875.7
Selling, general and administrative expenses	246.9	269.0	117.0	136.6
Depreciation and amortization	274.3	278.5	141.0	145.4

Operating income	451.1	464.6	247.9	243.4
Interest expense and other	330.2	471.4	126.6	259.4

Income (loss) before income taxes	120.9	(6.8)	121.3	(16.0)
Income tax expense (benefit)	43.9	(3.7)	69.3	(7.4)
Minority interest	(0.7)	1.3	(1.0)	0.8

Income (loss) from continuing operations	77.7	(4.4)	53.0	(9.4)
Income (loss) from discontinued operations, net of tax	1.0	(7.8)	1.0	(5.8)

Net income (loss)	78.7	(12.2)	54.0	(15.2)
Dividends on preferred stock	(22.4)	(10.8)	(14.7)	(5.4)

Net income (loss) available to common shareholders	$56.3	$(23.0)	$39.3	$(20.6)

Basic EPS:
Continuing operations	$0.17	$(0.05)	$0.12	$(0.05)
Discontinued operations	—	(0.02)	—	(0.02)

Net income (loss) available to common shareholders	$0.17	$(0.07)	$0.12	$(0.07)

Weighted average common shares	324.2	314.4	329.1	314.6

Diluted EPS:
Continuing operations	$0.17	$(0.05)	$0.12	$(0.05)
Discontinued operations	—	(0.02)	—	(0.02)

Net income (loss) available to common shareholders	$0.17	$(0.07)	$0.12	$(0.07)

Weighted average common and common equivalent shares	327.6	314.4	332.2	314.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities —
Net income (loss)	$78.7	$(12.2)
Discontinued operations, net of tax	(1.0)	7.8
Adjustments to reconcile net income (loss) to cash provided by operating activities from continuing operations —
Provisions for:
Depreciation and amortization	274.3	278.5
Doubtful accounts	6.3	6.9
Accretion of debt and amortization of debt issuance costs	11.9	13.8
Deferred income taxes (benefit)	31.3	(18.1)
Gain on sale of fixed assets	(1.6)	(4.7)
Non-cash reduction in acquisition accruals	(17.5)	(7.7)
Non-cash gain on non-hedge accounting interest rate swap contracts	—	(6.6)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	—	6.7
Write-off of deferred debt issuance costs	13.5	24.8
Change in operating assets and liabilities, excluding the effects of purchase acquisitions—
Accounts receivable, prepaid expenses, inventories and other	(45.9)	(60.7)
Accounts payable, accrued liabilities, unearned revenue, stock option tax benefits and other	(27.1)	(39.2)
Capping, closure and post-closure provision and accretion	25.3	23.9
Capping, closure, post-closure and environmental expenditures	(30.7)	(28.8)

Cash provided by operating activities from continuing operations	317.5	184.4

Investing activities —
Cost of acquisitions, net of cash acquired	(1.9)	(6.0)
Proceeds from divestitures, net of cash divested	3.5	46.8
Proceeds from sale of fixed assets	7.2	5.8
Capital expenditures, excluding acquisitions	(283.5)	(201.9)
Capitalized interest	(7.1)	(6.6)
Change in deferred acquisition costs, notes receivable and other	1.1	7.9

Cash used for investing activities from continuing operations	(280.7)	(154.0)

Financing activities —
Net proceeds from sale of Series D preferred stock	580.6	—
Net proceeds from sale of common stock	95.7	—
Proceeds from long-term debt, net of issuance costs	2,614.9	2,288.0
Payments of long-term debt	(3,213.3)	(2,687.7)
Payments of preferred stock dividend	(19.3)	(10.8)
Change in disbursement account	(94.4)	(30.5)
Net proceeds from exercise of stock options and other	0.3	2.6

Cash used for financing activities from continuing operations	(35.5)	(438.4)

Cash provided by discontinued operations	0.7	5.3

Increase (decrease) in cash and cash equivalents	2.0	(402.7)
Cash and cash equivalents, beginning of period	68.0	444.7

Cash and cash equivalents, end of period	$70.0	$42.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Allied Waste Industries, Inc., “Allied”, “we” or the “Company”, a Delaware corporation, is the second largest, non-hazardous solid waste management company in the United States, as measured by revenue. We provide non-hazardous waste collection, transfer, recycling and disposal services in 37 states and Puerto Rico geographically identified as the Atlantic, Great Lakes, Midstates, Mountain, North Central, Northeast, Pacific, Southeast and Southwest regions of the United States.
The Consolidated Financial Statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The December 31, 2004 balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States. The Consolidated Balance Sheet as of December 31, 2004 and the unaudited interim Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. We believe that the presentations and disclosures herein are adequate when read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2004. The Consolidated Financial Statements as of June 30, 2005, and for the six and three months ended June 30, 2005 and 2004 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments (except as described below), necessary to fairly state the financial position and results of operations for such periods.
Historically, we have reported certain taxes imposed on landfill and transfer volumes as a reduction of revenue because they were viewed as pass through costs generally collected from customers. In addition, we reported a small but growing amount of administrative fees billed to customers as an offset to our administrative costs. Effective April 2005, we began recording all taxes that create direct obligations for us as operating expenses and recording administrative fees billed to our customers as revenue. This presentation is in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). The impact on prior period financial statements was not material. However, we elected to conform the prior year’s presentation of our revenues and expenses with the current year’s presentation by increasing revenue, cost of operations and selling, general and administrative expenses. Revenue and cost of operations increased by $34.7 million and $36.2 million for the three months ended June 30, 2005 and 2004, respectively, and $65.2 million and $68.7 million for the six months ended June 30, 2005 and 2004, respectively, for landfill taxes. Administrative fee income increased selling, general and administrative expenses by $6.7 million and $2.6 million for the three months ended June 30, 2005 and 2004, respectively, and $12.2 million and $4.4 million for the six months ended June 30, 2005 and 2004, respectively. These adjustments had no impact on our consolidated operating income, net income, earnings per share, cash flows, or any balance sheet caption for any previous period.
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
Assets held for sale –
During the first quarter of 2005, certain operations were classified as assets held for sale, which do not qualify as discontinued operations. These assets are a part of an asset group currently subject to a pending sale expected to close during 2005. At June 30, 2005, amounts related to assets held for sale included in other long-term assets total $15.3 million and include primarily, accounts receivable, fixed assets and goodwill. Amounts related to assets held for sale included in other long-term liabilities at June 30, 2005 total $4.8 million.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We recorded a $3.7 million pre-tax impairment loss in cost of operations in the first quarter of 2005 relating to these assets held for sale. Included in the provision for income taxes is a benefit of approximately $27 million recorded in the first quarter of 2005 related to the pending sale of the assets held for sale. Certain of these operations to be divested are pursuant to a stock sale agreement. As a result, we recognized tax basis in the stock of these operations in the first quarter of 2005, which previously could not be recognized under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (SFAS No. 109). The pending divestiture and expected use of the resulting capital loss for tax purposes required us to record the benefit.
Subsequent to June 30, 2005, it became likely the sale agreement would be amended, but it is not currently anticipated any amendment will result in a material adjustment to the amounts recorded in the first quarter of 2005.
Discontinued operations —
During the first six months of 2004, we sold discontinued operations in Florida for net proceeds of approximately $41.7 million, which was used to repay debt. The results of operations, financial position and cash flows of these operations are reflected as discontinued operations in the accompanying consolidated financial statements and notes.
Results of operations for the discontinued operations were as follows (in millions):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

Revenues	$—	$13.3	$—	$5.2

Income (loss) before tax	$1.7	$(0.8)	$1.7	$(0.3)
Gain on divestiture	—	3.8	—	1.4
Income tax expense	0.7	10.8	0.7	6.9

Discontinued operations, net of tax	$1.0	$(7.8)	$1.0	$(5.8)

The $1.7 million of income before tax in 2005 is primarily the result of a revision of our insurance liabilities related to divestitures previously reported as discontinued operations.
The assets held for sale in 2004, including goodwill, were presented at the lower of carrying or fair value. Fair value was based on the actual or anticipated sales price. Included in the results for discontinued operations for the six and three months ended June 30, 2004 was a gain of approximately $1.8 million ($8.5 million loss, net of tax) and a loss of approximately $0.5 million ($6.8 million loss, net of tax) for the assets divested, respectively. Included in the assets divested at June 30, 2004 was goodwill of $28.1 million. A portion of the goodwill allocated to the operations sold was non-deductible for tax purposes. Also included in the results for discontinued operations for the three months ended June 30, 2004 was a gain of $1.9 million ($1.1 million gain, net of tax) primarily as a result of purchase price adjustments.
For the six and three months ended June 30, 2004, we allocated $0.4 million and $0.2 million, respectively, of interest expense to discontinued operations based on a ratio of net assets to be sold to the sum of consolidated net assets plus consolidated debt in accordance with EITF No. 87-24, Allocation of Interest to Discontinued Operations (EITF 87-24). We did not allocate interest on debt that was directly attributable to other operations outside of the discontinued operations.
Interest expense capitalized —
We capitalize interest in connection with the construction of our landfill assets. Actual acquisition permitting and construction costs incurred related to landfill assets under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a landfill asset is complete and available for use.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the six months ended June 30, 2005 and 2004, we incurred gross interest expense (including payments under interest rate swap contracts) of $264.9 million and $319.1 million, respectively, of which $7.1 million and $6.6 million, respectively, was capitalized. During the three months ended June 30, 2005 and 2004, we incurred gross interest expense (including payments under interest rate swap contracts) of $126.5 million and $148.6 million, respectively, of which $3.7 million and $3.1 million, respectively, was capitalized.
Statements of cash flows —
The supplemental cash flow disclosures are as follows (in millions):

	Six Months Ended June 30,
	2005	2004
Supplemental Disclosures -
Interest paid (net of amounts capitalized)	$278.8	$338.6
Income taxes paid (net of refunds)	28.4	35.7
Use of estimates –
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
Stock-based compensation plans —
We account for our stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations, under which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Accordingly, we have recorded no compensation expense for stock options granted to employees during the six and three months ended June 30, 2005 and 2004. SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock- Based Compensation – Transition and Disclosure (SFAS 148), requires companies that do not elect to account for stock-based compensation as prescribed by this statement disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted.
If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro forma net income (loss) available to common shareholders, and pro forma net income (loss) available to common shareholders per share is as follows (in millions, except per share data):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) available to common shareholders, as reported	$56.3	$(23.0)	$39.3	$(20.6)
Total stock-based employee compensation expense determined under fair value based method, net of tax	2.3	4.6	1.1	2.3

Net income (loss) available to common shareholders, pro forma	$54.0	$(27.6)	$38.2	$(22.9)

Basic earnings (loss) per share: As reported	$0.17	$(0.07)	$0.12	$(0.07)
Pro forma	0.17	(0.09)	0.12	(0.07)

Diluted earnings (loss) per share: As reported	$0.17	$(0.07)	$0.12	$(0.07)
Pro forma	0.16	(0.09)	0.11	(0.07)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with the SFAS 123, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Risk free interest rate	3.2%	2.9%	3.2%	2.9%
Expected life	6 years	4 years	6 years	4 years
Dividend rate	0%	0%	0%	0%
Expected volatility	54%	65%	53%	65%
Recently issued accounting pronouncements —
The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143 (FIN 47) in April 2005. The interpretation expands on the accounting guidance of SFAS No. 143 Accounting for Asset Retirement Obligations (SFAS 143), providing clarification of the term, conditional asset retirement obligation, and guidelines for the timing of recording the obligation. We adopted SFAS 143 effective January 1, 2003. The interpretation is effective for fiscal years ending after December 15, 2005. We are currently evaluating the guidance under FIN 47.
SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes (APB No. 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28 was issued in May 2005. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position or results of operations except to the extent that the statement requires retrospective application in circumstances that would previously have been affected in the period of the change under APB No. 20.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS 123R is required to be implemented in the first quarter of 2006. We are currently evaluating the adoption alternatives and expect to complete our evaluation by the end of 2005. If we adopt SFAS 123R under the modified prospective method, we estimate the 2006 impact would be to decrease income from continuing operations by approximately $4.3 million, or approximately $0.01 per diluted share. These amounts represent the net of tax expense previously calculated under SFAS 123 for pro forma purposes for existing stock option awards that will vest in 2006. This amount does not reflect any new awards or modifications to existing awards that could occur in the future. Additionally in March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 107, Share-Based Payments (SAB 107). SAB 107 provides guidance for the adoption of SFAS 123R, discussed above. We are currently reviewing the guidance under SAB 107.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Property and Equipment
Maintenance and repair expenses charged to cost of operations for the six and three months ended June 30, 2005 were $230.8 million and $119.2 million and $216.8 million and $110.6 million for the same periods in 2004, respectively. We recognized net pre-tax gains on the disposal of fixed assets for the six and three months ended June 30, 2005 of $1.6 million and $1.0 million, and $4.7 million and $3.6 million for same periods in 2004, respectively.
The following tables show the activity and balances related to property and equipment from December 31, 2004 through June 30, 2005 (in millions):

	Property and Equipment
	Balance at			Acquisitions,	Transfers	Balance at
	Dec. 31,	Capital	Sales and	net of	and	June 30,
	2004	Additions	Retirements	Divestitures	Other(1)	2005
Land and improvements	$461.7	$13.1	$(2.7)	$(0.5)	$(0.8)	$470.8
Land held for permitting as landfills	108.9	9.8	—	—	(8.1)	110.6
Landfills	3,680.9	116.3	—	—	25.0	3,822.2
Buildings and improvements	492.5	7.7	(7.9)	(0.5)	(4.1)	487.7
Vehicles and equipment	1,826.9	100.0	(19.6)	(0.5)	(10.3)	1,896.5
Containers and compactors	844.4	34.8	(3.8)	(1.0)	0.7	875.1
Furniture and office equipment	50.1	1.8	(0.4)	—	(0.2)	51.3

Total	$7,465.4	$283.5	$(34.4)	$(2.5)	$2.2	$7,714.2

	Accumulated Depreciation and Amortization
		Depreciation
	Balance at	and		Acquisitions,	Transfers	Balance at
	Dec. 31,	Amortization	Sales and	net of	and	June 30,
	2004	Expense	Retirements	Divestitures	Other(1)	2005
Land and improvements	$(26.0)	$(2.9)	$0.1	$—	$—	$(28.8)
Landfills	(1,591.1)	(122.7)	—	—	—	(1,713.8)
Buildings and improvements	(128.1)	(12.7)	1.0	0.3	1.2	(138.3)
Vehicles and equipment	(1,032.7)	(90.2)	18.1	0.8	3.2	(1,100.8)
Containers and compactors	(523.1)	(42.1)	3.7	1.1	0.6	(559.8)
Furniture and office equipment	(34.5)	(3.0)	0.4	—	0.2	(36.9)

Total	$(3,335.5)	$(273.6)	$23.3	$2.2	$5.2	$(3,578.4)

Property and equipment, net	$4,129.9	$9.9	$(11.1)	$(0.3)	$7.4	$4,135.8

(1)	Relates primarily to capitalized interest and change in our landfill retirement obligation asset for recognition of and adjustments to capping, closure and post-closure costs (see Note 7).

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Goodwill and Intangible Assets
Annually, we perform an assessment of goodwill impairment by applying a fair value based test to each of our reporting units, which we define as our nine geographic regions. Historically, we have not experienced impairment of our goodwill. The calculation of fair value is subject to judgments and estimates about future events. We estimate fair value based on projected net cash flows discounted using a weighted-average cost of capital (approximately 7.15% at December 31, 2004). In addition, we consider an earnings multiple approach, enterprise value, and overall company market capitalization to evaluate the reasonableness of our discounted cash flows. The estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company. Also, we evaluate goodwill for impairment based on the fair value of each geographic operating segment; consequently, we may recognize an impairment in one or more segments even though our fair value test indicates no impairment in other segments or no impairment if a test were to be performed on the company as a whole.
Our last annual impairment test was performed in December 2004 and did not indicate an impairment. We may conduct an impairment test of goodwill more frequently than annually under certain conditions. For example, a significant adverse change in liquidity or the business environment, unanticipated competition, a significant adverse action by a regulator or a disposal of a significant portion of an operating segment could prompt an impairment test between annual assessments. No such events have occurred since the annual impairment test and we have not performed any subsequent evaluations. Market capitalization is generally considered to be an indicator of the recoverability of a company’s carrying value. Based on closing prices at June 30, 2005, our total market capitalization was greater than our book value. Should we experience a prolonged period where our market capitalization is less than our book value, we may perform an interim evaluation of goodwill impairment.
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
The following table shows the activity and balances related to goodwill by region from December 31, 2004 through June 30, 2005 (in millions):

	Balance as of				Balance as of
	December 31, 2004	Acquisitions	Divestitures	Adjustments	June 30, 2005
Atlantic	$914.9	$0.3	$—	$(0.1)	$915.1
Great Lakes	1,097.7	—	—	(0.2)	1,097.5
Midstates	959.1	—	—	(0.2)	958.9
Mountain	650.7	—	—	(0.1)	650.6
North Central	1,193.5	—	—	(0.1)	1,193.4
Northeast	725.4	—	—	(4.2)	721.2
Pacific	726.1	—	—	(0.1)	726.0
Southeast	872.4	—	—	(0.1)	872.3
Southwest	1,062.2	—	—	(0.2)	1,062.0

Total	$8,202.0	$0.3	$—	$(5.3)	$8,197.0

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition, we have other amortizable intangible assets included in other assets that consist primarily of the following at June 30, 2005 (in millions):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Non-compete agreements	$10.2	$8.6	$1.6
Other	2.5	0.3	2.2

Total	$12.7	$8.9	$3.8

Amortization expense for the six and three months ended June 30, 2005 was $0.7 million and $0.3 million and $1.0 million and $0.5 million for the same periods in 2004, respectively. Based upon the amortizable assets recorded in the balance sheet at June 30, 2005, amortization expense for each of the next five years is estimated to be declining from $1.2 million to $0.3 million.
4. Long-term Debt
Long-term debt at June 30, 2005 and December 31, 2004 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, the effect of interest rate swap contracts, amortization of deferred debt issuance cost and the amortization or accretion of discounts or premiums (in millions, except percentages).

	Debt Balance at		Effective Interest Rate
	June 30,	December 31,	June 30,		December 31,
	2005	2004	2005		2004
Revolving credit facility	$74.8	$—	6.94	%*	5.56	%*
Term loan B	—	1,162.9	—		6.07
Term loan C	—	245.4	—		6.05
Term loan D	—	147.2	—		5.85
2005 Term loan B	1,310.0	—	5.42		—
Receivables secured loan	210.2	209.9	3.67		3.32
5.75% senior notes due 2011	400.0	400.0	6.00		5.93
6.13% senior notes due 2014	425.0	425.0	6.30		6.35
6.38% senior notes due 2011	275.0	275.0	6.63		6.60
6.38% senior notes due 2008	153.1	151.5	8.34		8.34
6.50% senior notes due 2010	350.0	350.0	6.76		4.80
7.25% senior notes due 2015	600.0	—	7.36		—
7.63% senior notes due 2006	—	600.0	—		7.99
7.88% senior notes due 2013	450.0	450.0	8.09		8.09
7.88% senior notes due 2005	—	69.4	—		8.77
8.50% senior notes due 2008	750.0	750.0	8.78		8.78
8.88% senior notes due 2008	600.0	600.0	9.15		9.15
9.25% senior notes due 2012	251.2	376.9	9.40		9.41
7.40% debentures due 2035	291.0	289.9	8.03		8.03
9.25% debentures due 2021	96.0	95.8	9.47		9.48
7.38% senior unsecured notes due 2014	400.0	400.0	7.56		7.53
4.25% senior subordinated convertible debentures due 2034	230.0	230.0	4.34		4.33
10.00% senior subordinated notes due 2009	—	195.4	—		10.22
Solid waste revenue bond obligations, principal payable through 2031	293.7	306.1	6.29		5.21
Notes payable to banks, finance companies, and individuals, interest rates of 4.00% to 12.23%, and principal payable through 2014, secured by vehicles, equipment, real estate, accounts receivable or stock of certain subsidiaries	7.9	8.7	6.05	*	6.07	*
Obligations under capital leases of vehicles and equipment	12.3	13.5	9.02	*	9.30	*
Notes payable to individuals and a commercial company, interest rates of 6.00% to 9.50%, principal payable through 2010, unsecured	3.7	4.4	6.64	*	6.55	*

	7,183.9	7,757.0	7.06	*	7.18	*
Less: Current portion	229.2	327.8

	$6,954.7	$7,429.2

*	reflects weighted average rate

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Completion of financing plan —
     During the first quarter of 2005, we completed a multifaceted financing plan (the 2005 Financing Plan). The 2005 Financing Plan included:
•	the issuance of 12.75 million shares of common stock for $101 million;

•	the issuance of 6.25% mandatory convertible preferred stock with a conversion premium of 25% for $600 million; and

•	the issuance of 7.25% senior notes due 2015 for $600 million.
The proceeds of the issuances above were used to retire the following:
•	$195 million of the remaining 10% senior subordinated notes due 2009;

•	$125 million of the 9.25% senior notes due 2012;

•	$600 million 7.625% senior notes due 2006;

•	$206 million of term loans; and

•	$70 million of the 7.875% senior notes due 2005.
The balance of the proceeds was used to pay premiums and fees and for general corporate purposes. Costs incurred to early extinguish debt during the six months ended June 30, 2005 was $62.4 million. During the six and three months ended June 30, 2004, we incurred $146.8 million and $94.3 million, respectively, of costs to early extinguish debt.
In addition, we refinanced our credit facility (the 2003 Credit Facility), which included relaxing financial covenants, increasing the size of the revolver and the institutional letter of credit facility by a combined $377 million, and lowering the interest margin paid on the term loan by 75 basis points and on the revolver by 25 basis points.
Credit facility —
Our new credit facility is a senior secured credit facility (the 2005 Credit Facility) that includes: (i) a $1.575 billion revolver due January 2010 (the 2005 Revolver), (ii) a $1.4 billion term loan due January 2012 (the 2005 Term Loan), and (iii) a $500 million institutional letter of credit facility due January 2012. The proceeds of the 2005 Term Loan were used to repay previously outstanding term loans B, C, and D under the 2003 Credit Facility. Of the $1.575 billion available under the 2005 Revolver, the entire amount may be used to support the issuance of letters of credit.
At June 30, 2005, we had $74.8 million of borrowings outstanding and $459.5 million in letters of credit outstanding under the 2005 Revolver, leaving approximately $1.0 billion available under the 2005 Revolver. In addition, at June 30, 2005, we had $500 million in letters of credit outstanding under the institutional letter of credit facility and $1.3 billion of borrowings outstanding under the 2005 Term Loan.
The 2005 Credit Facility bears interest at (a) an Alternative Base Rate, or (b) Adjusted LIBOR, both terms defined in the 2005 Credit Facility, plus, in either case, an applicable margin based on our leverage ratio. Proceeds from the 2005 Credit Facility may be used for working capital and other general corporate purposes, including acquisitions.
We are required to make prepayments on the 2005 Credit Facility upon completion of certain transactions as defined in the 2005 Credit Facility, including asset sales and issuances of debt securities. Proceeds from these transactions are required to be applied to amounts due under the 2005 Credit Facility pursuant to the credit facility agreement. We are also required to make prepayments on the 2005 Credit Facility for 50% of any excess cash flows from operations, as defined in the 2005 Credit Facility.
Receivables secured loan —
We have an accounts receivable securitization program with two financial institutions that allows us to borrow up to $230 million on a revolving basis under agreements secured by receivables. The agreements include a 364-day liquidity facility and a three year purchase commitment. In May 2005, we extended the liquidity facility for an additional 364 days. Although we intend to renew the liquidity facility again in May 2006 and do not expect to repay the amounts within the next twelve

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
months, the loan is classified as a current liability because it has a contractual maturity of less than one year.
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
At June 30, 2005, we were in compliance with all financial and other covenants under our 2005 Credit Facility. At June 30, 2005, Total Debt/EBITDA(1) ratio, as defined by the 2005 Credit Facility, was 5.00x and our EBITDA(1)/Interest ratio was 2.36x. We are not subject to any minimum net worth covenants.

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
The 5.75% senior notes due 2011, the 6.13% senior notes due 2014, the 6.38% senior notes due 2011, the 6.50% senior notes due 2010, the 7.25% senior notes due 2015, the 7.38% senior unsecured notes due 2014, the 7.88% senior notes due 2013, the 8.50% senior notes due 2008, the 8.88% senior notes due 2008, and the 9.25% senior notes due 2012, contain certain financial covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At June 30, 2005, we were in compliance with all applicable covenants.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Collateral —
Our 2005 Credit Facility is collateralized by the stock of substantially all of our subsidiaries and a security interest in substantially all of our assets. A portion of the collateral that collateralizes the 2005 Credit Facility is shared as collateral with the holders of certain of our senior notes and debentures.
The 5.75% senior notes due 2011, the 6.13% senior notes due 2014, the 6.38% senior notes due 2008, the 6.38% senior notes due 2011, the 6.50% senior notes due 2010, the 7.25% senior notes due 2015, the 7.40% senior notes due 2035, the 7.88% senior notes due 2013, the 8.50% senior notes due 2008, the 8.88% senior notes due 2008, the 9.25% senior notes due 2012, and the 9.25% senior notes due 2021, are collateralized by the stock of substantially all of Browning-Ferris Industries, Inc. (BFI) subsidiaries along with certain other Allied subsidiaries and a security interest in the assets of BFI, its domestic subsidiaries and certain other Allied subsidiaries. As of June 30, 2005, the book value of the assets of the subsidiaries that serve as collateral for these notes and debentures was approximately $8.6 billion, which represents approximately 63% of our consolidated total assets.
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
We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. At June 30, 2005, approximately 77% of our debt was fixed and 23% had variable interest rates. We had no interest rate swap contracts at June 30, 2005.
Non-hedge accounting interest rate swap contracts —
We had certain interest rate swap contracts that we had elected not to apply hedge accounting to under SFAS 133, in order to have flexibility to repay debt prior to maturity and to refinance debt when economically feasible. Following is a description of the accounting for these interest rate swap contracts.
De-designated interest rate swap contracts. All of our de-designated interest rate swap contracts had reached their contractual maturity by June 30, 2004 and therefore no amounts were recorded after June 30, 2004 for these swap contracts. Settlement payments and periodic changes in market values of our de-designated interest rate swap contracts were recorded as a gain or loss on derivative contracts included in interest expense and other in our consolidated statement of operations. We recorded $15.2 million and $4.9 million respectively, of net gain related to changes in market values during the six and three months ended June 30, 2004, respectively. We recorded settlement costs of $15.3 million and $4.7 million, respectively, during the six and three months ended June 30, 2004.
When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in accumulated other comprehensive loss (AOCL) at the time of de-designation are isolated and amortized over the remaining original hedged interest payment. For contracts de-designated, no balance remained in AOCL after June 30, 2004; therefore, no amortization expense was recorded during 2005. For the six and three months ended June 30, 2004, we recorded $6.7 million and $2.0 million, respectively, of amortization expense related to the accumulated losses in AOCL for interest rate swap contracts that were de-designated. The amortization expense was recorded in interest expense and other.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair Value Interest Rate Swap Contracts. We use fair value interest rate swap contracts (fixed rate to floating rate) to achieve our targeted mix of fixed and floating rate debt. Settlement payments and periodic changes in market values of our fair value interest rate swap contracts were recorded as a gain or loss on derivative contracts included in interest expense and other in our statement of operations. We had no fair value interest rate swap contracts in place during the six months ended June 30, 2005.
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
6. Accumulated Other Comprehensive Loss
The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholders’ equity are shown as follows (in millions):

	June 30,	December 31,
	2005	2004
Minimum pension liability adjustment, net of taxes of $45.5	$(68.1)	$(68.1)
Interest rate swap contracts designated, unrealized loss, net of taxes of $0.0 and $0.7	—	(1.3)

Accumulated other comprehensive loss	$(68.1)	$(69.4)

The components of total comprehensive income (loss) are shown as follows (in millions):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$78.7	$(12.2)	$54.0	$(15.2)
Other comprehensive income:
Designated interest rate swap contracts gain net of tax effect of $0.7, $7.3, $0.0 and $4.4	1.3	11.0	—	6.6
Reclassification to earnings for interest rate swap contracts, net of tax effect of $0.0, $2.4, $0.0 and $0.5	—	4.3	—	1.5

Total comprehensive income (loss)	$80.0	$3.1	$54.0	$(7.1)

7. Landfill Accounting
Landfill accounting —
We have a network of 167 owned or operated active landfills with a net book value of approximately $2.1 billion at June 30, 2005. In addition, we own or have responsibility for 113 closed landfills.
We use a life-cycle accounting method for landfills and the related capping, closure and post-closure liabilities. This method applies the costs to be capitalized associated with acquiring, developing, closing and monitoring the landfills over the associated landfill capacity and associated consumption. Specifically, we record landfill retirement obligations at fair value as a liability with a corresponding increase to the landfill asset as tons are disposed. The amortizable landfill asset includes landfill development costs incurred, landfill development costs expected to be incurred over the life of the landfill, the recorded capping, closure and post-closure asset retirement obligation, and the present value of cost estimates for future capping, closure and post-closure costs. We amortize the landfill asset over the total capacity of the landfill as volume is consumed during the life of the landfill with one exception. The exception applies to capping costs for which both the recognition of the liability and the amortization of these costs is based instead on the costs and capacity of the specific capping event.
On an annual basis, we update the development cost estimates (which include the costs to develop the site as well as the individual cell construction costs) and capping, closure and post-closure cost

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
estimates for each landfill. Additionally, future capacity estimates (sometimes referred to as airspace) are updated annually using aerial surveys of each landfill to estimate utilized disposal capacity and remaining disposal capacity. The overall cost and capacity estimates are reviewed and approved by senior operations management annually.
Landfill assets —
The following is a rollforward of our investment in our landfill assets excluding land held for future permitting as landfills (in millions):

Net Book						Net Book
Value at	Net Book Value of	Landfill	Capping, Closure			Value at
December 31,	Landfills Acquired,	Development	and Post Closure	Landfill		June 30,
2004	net of Divestitures	Costs	Costs	Amortization	Other(1)	2005

$2,089.8	—	123.4	6.3	(122.7)	11.6	$2,108.4

(1)	Relates primarily to amounts transferred from land or land held for permitting as landfills to landfill (for projects that have met the criteria for probable expansion during 2005.)
We expensed approximately $122.7 million and $127.0 million, or an average of $3.12 and $3.35 per ton consumed, related to landfill amortization during the six months ended June 30, 2005 and 2004, respectively. During the three months ended June 30, 2005 and 2004, we expensed approximately $65.4 million and $69.6 million, respectively, or an average of $3.14 and $3.47 per ton consumed, respectively, related to landfill amortization. Landfill rates for the six and three months ended June 30, 2005 declined year over year primarily as a result of landfill expansions we have achieved since July 1, 2004.
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
Accretion expense for capping, closure and post-closure for the six months ended June 30, 2005 and 2004 was $25.3 million and $23.9 million, respectively, or an average of $0.64 and $0.63 per ton consumed, respectively. During the three months ended June 30, 2005 and 2004, we recorded accretion expense of $12.6 million and $12.0 million, respectively, or an average of $0.60 and $0.60 per ton consumed, respectively. Changes in estimates of costs or disposal capacity are treated on a prospective basis for operating landfills and are recorded immediately in results of operations for fully incurred capping events and closed landfills.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the activity and balances related to capping, closure and post-closure accruals for open and closed landfills and our environmental accruals from December 31, 2004 through June 30, 2005 (in millions):

	Balance at				Balance at
	December 31,	Charges to			June 30,
	2004	Expense	Other(1)	Payments	2005
Open landfills capping, closure, and post-closure accruals	$410.6	$17.2	$6.3	$(6.7)	$427.4
Closed landfills capping, closure, and post-closure accruals	218.6	8.1	—	(9.5)	217.2

Total capping, closure and post- closure accruals	629.2	25.3	6.3	(16.2)	644.6
Environmental accruals	304.8	—	0.1	(14.5)	290.4

Total	$934.0	$25.3	$6.4	$(30.7)	$935.0

(1)	Amounts consist primarily of adjustments to amounts accrued for capping, closure and post-closure liability to landfill assets during the period.
8. Employee Benefit Plans
Components of Net Periodic Benefit Cost —
The following tables provides the components of net periodic benefit cost for the BFI Pension Plan and the supplemental executive retirement plan (SERP) (in millions):

	Six Months Ended June 30,		Three Months Ended June 30,
BFI Pension Plan:	2005	2004	2005	2004
Service cost	$0.3	$0.6	$0.2	$0.3
Interest cost	10.4	10.4	5.2	5.2
Expected return on plan assets	(14.1)	(14.0)	(7.1)	(7.0)
Recognized net actuarial loss	3.4	3.8	1.7	1.9

Net periodic benefit cost	$—	$0.8	$—	$0.4

	Six Months Ended June 30,		Three Months Ended June 30,
SERP:	2005	2004	2005	2004
Service cost	$0.8	$0.3	$0.6	$0.1
Interest cost	0.2	0.6	—	0.3
Curtailment	(0.4)	—	(0.4)	—
Amortization of prior service cost	0.8	1.2	0.4	0.6

Net periodic benefit cost	$1.4	$2.1	$0.6	$1.0

================================================================================

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Net Income (Loss) Per Common Share
Net income (loss) per common share is calculated by dividing net income (loss), less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings (loss) per share and diluted earnings (loss) per share is as follows (in millions, except per share data):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Basic earnings per share computation:
Income (loss) from continuing operations	$77.7	$(4.4)	$53.0	$(9.4)
Less: Dividends on preferred stock	(22.4)	(10.8)	(14.7)	(5.4)

Income (loss) from continuing operations available to common shareholders	$55.3	$(15.2)	$38.3	$(14.8)

Weighted average common shares outstanding	324.2	314.4	329.1	314.6

Basic earnings (loss) per share from continuing operations	$0.17	$(0.05)	$0.12	$(0.05)

Diluted earnings per share computation:
Income (loss) from continuing operations	$77.7	$(4.4)	$53.0	$(9.4)
Less: Dividends on preferred stock	(22.4)	(10.8)	(14.7)	(5.4)

Income (loss) from continuing operations available to common shareholders	$55.3	$(15.2)	$38.3	$(14.8)

Weighted average common shares outstanding	324.2	314.4	329.1	314.6
Dilutive effect of stock, stock options and contingently issuable shares	3.4	—	3.1	—

Weighted average common and common equivalent shares outstanding	327.6	314.4	332.2	314.6

Diluted earnings (loss) per share from continuing operations	$0.17	$(0.05)	$0.12	$(0.05)

In calculating earnings per share, we have not assumed conversion of the following securities into common shares since the effects of those conversions would not be dilutive common shares (in millions):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Stock options	17.6	17.7	17.6	17.7
Series C preferred stock	41.6	34.1	41.6	34.1
Series D preferred stock	46.5	—	74.5	—
Senior subordinated convertible debentures	11.3	4.4	11.3	8.8
10. Commitments and Contingencies
Litigation –
We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for legal matters and regulatory compliance contingencies when such costs are probable and can be reasonably estimated. During the second quarter of 2005, we reduced our selling, general and administrative expenses by $16.3 million related to accruals for legal matters, primarily established at the time of the BFI acquisition, as a result of favorable developments. Other than the securities law action and the landfill permitting matter discussed in the following paragraphs, we do not believe that matters in process at June 30, 2005 will have a material adverse effect on our consolidated liquidity, financial position or results of operations. See Contingencies below for a discussion of our outstanding tax dispute with the Internal Revenue Service.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On April 19, 2005, our wholly-owned subsidiary, BFI Waste Systems of North America, Inc., received a proposed Consent Assessment of Civil Penalty from the Pennsylvania Department of Environmental Protection (PA DEP) seeking to access a civil penalty of $250,000 to resolve several alleged environmental violations under the Pennsylvania Solid Waste Management Act that occurred between July 2002 and February 2005 at its TRC Transfer Station in Philadelphia, Pennsylvania. On May 20, 2005, BFI Waste Systems of North America, Inc., entered into a Consent Assessment of Penalty with the PA DEP to resolve these alleged environmental violations by paying a penalty of $250,000, which has been paid.
Employment agreements –
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On May 27, 2005, we entered into an executive employment agreement with Mr. John Zillmer to serve as the company’s Chief Executive Officer for a term of two years. Under the employment agreement, Mr. Zillmer received 100,000 shares of restricted company stock, half of which will vest over five years and the other half of which will vest based on certain performance targets. In addition, we granted Mr. Zillmer options to acquire 1,000,000 shares of our stock at an exercise price of $7.68; these options vest over five years.
As a result of Mr. Zillmer’s employment as Chief Executive Officer and his election as the Chairman of the Board of Directors, the Company and Mr. Charles H. Cotros agreed to terminate Mr. Cotros’ employment contract as interim Chief Executive Officer by mutual consent. Pursuant to the terms of that contract, Mr. Cotros now holds options to acquire 240,000 shares of our stock at an exercise price of $9.06 per share.
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
At June 30, 2005 we had the following financial assurance instruments (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$634.5	$—	$—	$—	$634.5
Surety bonds	498.7	478.0	—	—	976.7
Trust deposits	80.3	—	—	—	80.3
Letters of credit(1)	559.7	48.2	243.2	108.4	959.5

Total	$1,773.2	$526.2	$243.2	$108.4	$2,651.0

(1)	At June 30, 2005 these amounts were issued under the 2005 Revolver and the institutional letter of credit facility under our 2005 Credit Facility.
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
Guarantees —
We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
agreements where we indemnify the buyer for liabilities that may become known in the future but that relate to our activities prior to the divestiture. As of June 30, 2005, we estimate the contingent obligations associated with these indemnifications to be de minimus.
We have entered into agreements to guarantee to property owners the value of certain property that is adjacent to landfills. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees have been accounted for in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5), in the consolidated financial statements. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and were not significant during the six months ended June 30, 2005 and 2004.
Contingencies –
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
In April 2005, the Appeals Office of the IRS upheld the disallowance of the capital loss deduction. As a result, we paid in late April, for BFI tax years prior to the acquisition, a deficiency to the IRS of $23 million. In July 2005, we filed a suit for refund in the United States Court of Federal Claims. Based on the complexity of the case, we estimate it will likely take a number of years to fully try the case and obtain a decision. Furthermore, depending on the circumstances at that time, the losing party may appeal the decision to the Court of Appeals for the Federal Circuit. A settlement, however, could occur at any time during the litigation process.
The remaining tax years affected by the capital loss issue are currently being audited by the IRS. A court decision on the litigation should resolve the issue in these years as well. If we were to win the case, the initial payments would be refunded to us, subject to an appeal. If we were to lose the case, the deficiency associated with the remaining tax years would be due. If we were to settle the case, the settlement would likely cover all affected tax years and any resulting deficiency would become due in the ordinary course of the audits. A deficiency payment would adversely impact our cash flow in the period the payment was made.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We continue to believe our position is well supported. If however, the capital loss deduction is fully disallowed, we estimate it could have a potential total cash impact of up to $310 million for federal and state taxes, including the $23 million already paid, plus accrued interest through June 30, 2005 of approximately $94 million ($56 million net of tax benefit).
The potential tax and interest (but not penalties) impact of a full disallowance has been fully reserved on our consolidated balance sheet. With regard to tax and accrued interest through June 30, 2005, a disallowance would have minimal impact on our consolidated results of operations. The periodic accrual of additional interest charged through the time at which this matter is resolved will continue to affect consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.
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
We manage our operations through nine geographic operating segments, which consist of the following regions: Atlantic, Great Lakes, Midstates, Mountain, North Central, Northeast, Pacific, Southeast and Southwest. Each region is responsible for managing several vertically integrated operations, which are comprised of districts. Results by segment have been restated for previous periods to reflect the change in organizational structure that was effective October 1, 2004.
The tables below reflect information relating to our continuing operations of our geographic operating segments (in millions):
Revenues:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Atlantic	$276.8	$264.2	$143.0	$135.4
Great Lakes	281.4	280.4	148.3	147.2
Midstates	249.0	246.3	127.9	126.7
Mountain	292.1	275.3	150.7	141.1
North Central	332.9	322.9	178.8	174.8
Northeast	349.1	354.6	185.7	186.4
Pacific	393.7	364.4	198.5	185.8
Southeast	269.5	270.5	137.4	136.0
Southwest	322.5	311.1	165.9	159.0

Total reportable segments	2,767.0	2,689.7	1,436.2	1,392.4
Other(1)	22.9	20.5	12.4	8.7

Total per financial statements	$2,789.9	$2,710.2	$1,448.6	$1,401.1

(1)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a region basis.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operating income before depreciation and amortization: (1)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Atlantic	$87.9	$93.8	$44.2	$48.1
Great Lakes	82.3	89.3	45.4	48.3
Midstates	77.1	88.6	38.6	45.2
Mountain	105.7	103.4	54.6	53.0
North Central	90.8	98.2	49.7	54.2
Northeast	75.7	75.9	41.1	41.3
Pacific	116.4	115.5	60.1	61.6
Southeast	69.4	78.6	34.2	39.3
Southwest	92.2	94.2	46.2	46.9

(1)	See the following table for the reconciliation to income from continuing operations before income taxes and minority interest per the financial statements.
Reconciliation of reportable segment primary measure of profitability to income from continuing operations before income taxes and minority interest (in millions):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Total operating income before depreciation and amortization for reportable segments	$797.5	$837.5	$414.1	$437.9
Other(1)	(72.1)	(94.4)	(25.2)	(49.1)
Depreciation and amortization	(274.3)	(278.5)	(141.0)	(145.4)
Interest expense and other	(330.2)	(471.4)	(126.6)	(259.4)

Income (loss) from continuing operations before taxes and minority interest	$120.9	$(6.8)	$121.3	$(16.0)

(1)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a region basis.
Amounts of our total revenue from continuing operations attributable to services provided (in millions):

	Six Months Ended June 30,		Three Months Ended June 30
	2005	2004	2005	2004
Collection
Residential	$590.3	$579.0	$300.6	$294.6
Commercial	684.3	677.9	346.7	340.7
Roll-off(1)	607.3	589.6	321.4	308.2
Recycling	101.7	103.1	51.8	52.9

Total Collection	1,983.6	1,949.6	1,020.5	996.4

Disposal
Landfill	403.8	382.3	216.7	204.8
Transfer	215.1	201.5	113.1	108.4

Total Disposal	618.9	583.8	329.8	313.2

Recycling — Commodity	116.2	114.1	59.5	60.4

Other(2)	71.2	62.7	38.8	31.1

Total Revenues	$2,789.9	$2,710.2	$1,448.6	$1,401.1

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles. Roll-off containers are generally uncovered containers that range in size from 20 to 40 cubic yards.

(2)	Consists primarily of revenue from national accounts where the work has been subcontracted, revenue generated from waste transported via railway and revenue from liquid waste.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The revenues and operating income before depreciation and amortization reported as discontinued operations by geographic region are as follows (in millions):
Revenues:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

Southeast	$—	$13.3	$—	$5.2

Operating income before depreciation and amortization:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

Atlantic	$0.2	$—	$0.2	$—
Northeast	(0.1)	(0.2)	(0.1)	—
Southeast	(1.8)	0.6	(1.8)	0.2

Total reportable segments	$(1.7)	$0.4	$(1.7)	$0.2

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Condensed Consolidating Financial Statements
The 4.25% senior subordinated convertible debentures due 2034, the 5.75% senior notes due 2011, the 6.13% senior notes due 2014, the 6.38% senior notes due 2011, the 6.50% senior notes due 2010, the 7.25% senior notes due 2015, the 7.38% senior unsecured notes due 2014, the 7.63% senior notes due 2006, the 7.88% senior notes due 2005, the 7.88% senior notes due 2013, the 8.50% senior notes due 2008, the 8.88% senior notes due 2008, the 9.25% senior notes due 2012, and the 10.00% senior subordinated notes due 2009 issued by Allied Waste North America, Inc. (Allied NA), (our wholly owned subsidiary), and certain debt issued by BFI are guaranteed by us. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are Condensed Consolidating Balance Sheets as of June 30, 2005 and December 31, 2004 and the related Condensed Consolidating Statements of Operations for the six and three months ended June 30, 2005 and 2004 and Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2005 and 2004 of Allied Waste Industries, Inc. (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries that are not guarantors (Non-guarantors).
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	June 30, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$0.1	$4.4	$59.0	$6.5	$—	$70.0
Accounts receivable, net	—	—	330.2	369.1	—	699.3
Prepaid and other current assets	—	0.4	44.8	125.8	(76.9)	94.1
Deferred income taxes	—	—	127.7	5.9	—	133.6

Total current assets	0.1	4.8	561.7	507.3	(76.9)	997.0
Property and equipment, net	—	—	4,112.3	23.5	—	4,135.8
Goodwill, net	—	—	8,124.6	72.4	—	8,197.0
Investment in subsidiaries	2,618.1	14,090.0	376.1	—	(17,084.2)	—
Other assets, net	—	101.5	71.9	1,170.3	(1,078.8)	264.9

Total assets	$2,618.2	$14,196.3	$13,246.6	$1,773.5	$(18,239.9)	$13,594.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long- term debt	$—	$—	$19.0	$210.2	$—	$229.2
Accounts payable	—	—	476.4	6.1	—	482.5
Accrued closure, post- closure and environmental costs	—	—	13.6	75.1	—	88.7
Accrued interest	—	98.7	95.8	0.9	(76.9)	118.5
Other accrued liabilities	58.3	42.5	90.1	216.9	—	407.8
Unearned revenue	—	—	220.3	7.1	—	227.4

Total current liabilities	58.3	141.2	915.2	516.3	(76.9)	1,554.1
Long-term debt, less current portion	—	6,116.0	838.7	—	—	6,954.7
Deferred income taxes	—	—	272.2	(10.1)	—	262.1
Accrued closure, post- closure and environmental costs	—	—	392.4	453.9	—	846.3
Due to (from) parent	(799.7)	5,343.5	(4,571.0)	27.2	—	—
Other long-term obligations	18.0	—	1,602.0	96.7	(1,080.8)	635.9
Stockholders’ equity	3,341.6	2,595.6	13,797.1	689.5	(17,082.2)	3,341.6

Total liabilities and stockholders’ equity	$2,618.2	$14,196.3	$13,246.6	$1,773.5	$(18,239.9)	$13,594.7

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	December 31, 2004
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$—	$(0.3)	$66.7	$1.6	$—	$68.0
Accounts receivable, net	—	—	614.0	54.4	—	668.4
Prepaid and other current assets	—	0.2	50.7	68.6	(37.6)	81.9
Deferred income taxes	—	—	98.4	5.9	—	104.3

Total current assets	—	(0.1)	829.8	130.5	(37.6)	922.6
Property and equipment, net	—	—	4,106.0	23.9	—	4,129.9
Goodwill, net	—	—	8,129.6	72.4	—	8,202.0
Investment in subsidiaries	2,624.2	14,079.8	380.2	—	(17,084.2)	—
Other assets, net	—	101.5	43.5	1,182.2	(1,087.8)	239.4

Total assets	$2,624.2	$14,181.2	$13,489.1	$1,409.0	$(18,209.6)	$13,493.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long- term debt	$—	$20.0	$97.9	$209.9	$—	$327.8
Accounts payable	—	0.1	576.2	6.5	—	582.8
Accrued closure, post- closure and environmental costs	—	—	19.9	75.1	—	95.0
Accrued interest	—	119.3	58.1	0.5	(37.6)	140.3
Other accrued liabilities	54.4	58.5	72.0	205.2	—	390.1
Unearned revenue	—	—	216.7	4.0	—	220.7

Total current liabilities	54.4	197.9	1,040.8	501.2	(37.6)	1,756.7
Long-term debt, less current portion	—	6,587.8	841.4	—	—	7,429.2
Deferred income taxes	—	—	217.8	(10.1)	—	207.7
Accrued closure, post- closure and environmental costs	—	—	374.3	464.7	—	839.0
Due to (from) parent	(52.5)	4,797.8	(4,445.8)	(299.5)	—	—
Other long-term obligations	17.4	1.8	1,658.3	69.8	(1,090.9)	656.4
Stockholders’ equity	2,604.9	2,595.9	13,802.3	682.9	(17,081.1)	2,604.9

Total liabilities and stockholders’ equity	$2,624.2	$14,181.2	$13,489.1	$1,409.0	$(18,209.6)	$13,493.9

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Six Months Ended June 30, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$2,694.4	$95.5	$—	$2,789.9
Cost of operations	—	(0.4)	1,714.6	103.4	—	1,817.6
Selling, general and administrative expenses	10.6	—	229.6	6.7	—	246.9
Depreciation and amortization	—	—	271.0	3.3	—	274.3

Operating (loss) income	(10.6)	0.4	479.2	(17.9)	—	451.1
Equity in earnings of subsidiaries	(51.2)	(268.3)	(12.4)	—	331.9	—
Interest expense (income) and other	0.6	289.0	43.6	(3.0)	—	330.2
Intercompany interest expense (income)	(55.6)	47.6	45.0	(37.0)	—	—
Management fees	(2.5)	—	1.7	0.8	—	—

Income (loss) before income taxes	98.1	(67.9)	401.3	21.3	(331.9)	120.9
Income tax expense (benefit)	19.4	(134.5)	150.1	8.9	—	43.9
Minority interest	—	—	—	(0.7)	—	(0.7)

Net income (loss) from continuing operations	78.7	66.6	251.2	13.1	(331.9)	77.7
Discontinued operations, net of tax	—	—	1.0	—	—	1.0

Net income (loss)	78.7	66.6	252.2	13.1	(331.9)	78.7
Dividends on preferred stock	(22.4)	—	—	—	—	(22.4)

Net income (loss) available to common shareholders	$56.3	$66.6	$252.2	$13.1	$(331.9)	$56.3

	Three Months Ended June 30, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,409.6	$39.0	$—	$1,448.6
Cost of operations	—	—	886.9	55.8	—	942.7
Selling, general and administrative expenses	5.2	—	108.1	3.7	—	117.0
Depreciation and amortization	—	—	139.2	1.8	—	141.0

Operating (loss) income	(5.2)	—	275.4	(22.3)	—	247.9
Equity in earnings of subsidiaries	(36.7)	(127.1)	(6.2)	—	170.0	—
Interest expense (income) and other	0.3	106.8	20.9	(1.4)	—	126.6
Intercompany interest expense (income)	(32.9)	27.4	23.4	(17.9)	—	—
Management fees	(1.3)	—	0.9	0.4	—	—

Income (loss) before income taxes	65.4	(7.1)	236.4	(3.4)	(170.0)	121.3
Income tax expense (benefit)	11.4	(53.7)	112.4	(0.8)	—	69.3
Minority interest	—	—	—	(1.0)	—	(1.0)

Net income (loss) from continuing operations	54.0	46.6	124.0	(1.6)	(170.0)	53.0
Discontinued operations, net of tax	—	—	1.0	—	—	1.0

Net income (loss)	54.0	46.6	125.0	(1.6)	(170.0)	54.0
Dividends on preferred stock	(14.7)	—	—	—	—	(14.7)

Net income (loss) available to common shareholders	$39.3	$46.6	$125.0	$(1.6)	$(170.0)	$39.3

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Six Months Ended June 30, 2004
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$2,614.7	$95.5	$—	$2,710.2
Cost of operations	—	(0.3)	1,608.0	90.4	—	1,698.1
Selling, general and administrative expenses	15.4	—	248.0	5.6	—	269.0
Depreciation and amortization	—	—	274.5	4.0	—	278.5

Operating (loss) income	(15.4)	0.3	484.2	(4.5)	—	464.6
Equity in earnings of subsidiaries	27.4	(256.4)	(14.1)	—	243.1	—
Interest expense (income) and other	0.5	431.1	42.5	(2.7)	—	471.4
Intercompany interest expense (income)	(40.1)	19.5	61.9	(41.3)	—	—
Management fees	(2.5)	—	1.8	0.7	—	—

Income (loss) before income taxes	(0.7)	(193.9)	392.1	38.8	(243.1)	(6.8)
Income tax expense (benefit)	11.5	(180.1)	150.0	14.9	—	(3.7)
Minority interest	—	—	—	1.3	—	1.3

Net income (loss) from continuing operations	(12.2)	(13.8)	242.1	22.6	(243.1)	(4.4)
Discontinued operations, net of tax	—	—	(7.8)	—	—	(7.8)

Net income (loss)	(12.2)	(13.8)	234.3	22.6	(243.1)	(12.2)
Dividends on preferred stock	(10.8)	—	—	—	—	(10.8)

Net income (loss) available to common shareholders	$(23.0)	$(13.8)	$234.3	$22.6	$(243.1)	$(23.0)

	Three Months Ended June 30, 2004
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,353.5	$47.6	$—	$1,401.1
Cost of operations	—	—	829.6	46.1	—	875.7
Selling, general and administrative expenses	6.0	—	127.7	2.9	—	136.6
Depreciation and amortization	—	—	142.8	2.6	—	145.4

Operating (loss) income	(6.0)	—	253.4	(4.0)	—	243.4
Equity in earnings of subsidiaries	24.9	(132.2)	(7.3)	—	114.6	—
Interest expense (income) and other	0.3	238.0	22.2	(1.1)	—	259.4
Intercompany interest expense (income)	(22.0)	10.8	32.4	(21.2)	—	—
Management fees	(1.3)	—	1.0	0.3	—	—

Income (loss) before income taxes	(7.9)	(116.6)	205.1	18.0	(114.6)	(16.0)
Income tax expense (benefit)	7.3	(99.5)	77.9	6.9	—	(7.4)
Minority interest	—	—	—	0.8	—	0.8

Net income (loss) from continuing operations	(15.2)	(17.1)	127.2	10.3	(114.6)	(9.4)
Discontinued operations, net of tax	—	—	(5.8)	—	—	(5.8)

Net income (loss)	(15.2)	(17.1)	121.4	10.3	(114.6)	(15.2)
Dividends on preferred stock	(5.4)	—	—	—	—	(5.4)

Net income (loss) available to common shareholders	$(20.6)	$(17.1)	$121.4	$10.3	$(114.6)	$(20.6)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash provided by (used for) operating activities from continuing operations	$(96.0)	$(184.9)	$564.3	$34.1	$—	$317.5

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	1.6	—	—	1.6
Proceeds from sale of fixed assets	—	—	7.2	—	—	7.2
Capital expenditures, excluding acquisitions	—	—	(277.1)	(6.4)	—	(283.5)
Capitalized interest	—	—	(7.1)	—	—	(7.1)
Change in deferred acquisitions costs, notes receivable and other	—	—	1.1	—	—	1.1

Cash used for investing activities from continuing operations	—	—	(274.3)	(6.4)	—	(280.7)

Financing activities —
Net proceeds from sale of Series D preferred stock	580.6	—	—	—	—	580.6
Proceeds from long-term debt, net of issuance costs	—	2,560.6	—	54.3	—	2,614.9
Repayments of long-term debt	—	(3,074.8)	(84.5)	(54.0)	—	(3,213.3)
Payments of preferred stock dividend	(19.3)	—	—	—	—	(19.3)
Change in disbursement account	—	—	(94.4)	—	—	(94.4)
Net proceeds from sale of common stock, exercise of stock options and other, net	96.0	—	—	—	—	96.0
Intercompany between issuer and subsidiary	(561.2)	703.8	(119.5)	(23.1)	—	—

Cash provided by (used for) financing activities from continuing operations	96.1	189.6	(298.4)	(22.8)	—	(35.5)

Cash provided by discontinued operations	—	—	0.7	—	—	0.7

Increase (decrease) in cash and cash equivalents	0.1	4.7	(7.7)	4.9	—	2.0
Cash and cash equivalents, beginning of period	—	(0.3)	66.7	1.6	—	68.0

Cash and cash equivalents, end of period	$0.1	$4.4	$59.0	$6.5	$—	$70.0

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Six Months June 30, 2004
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash provided by (used for) operating activities from continuing operations	$(2.6)	$(321.5)	$499.8	$8.7	$—	$184.4

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	40.8	—	—	40.8
Proceeds from sale of fixed assets	—	—	5.7	0.1	—	5.8
Capital expenditures, excluding acquisitions	—	—	(199.8)	(2.1)	—	(201.9)
Capitalized interest	—	—	(6.6)	—	—	(6.6)
Change in deferred acquisitions costs, notes receivable and other	—	—	7.9	—	—	7.9

Cash used for investing activities from continuing operations	—	—	(152.0)	(2.0)	—	(154.0)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	2,266.8	3.2	18.0	—	2,288.0
Payments of long-term debt	—	(2,659.8)	(2.9)	(25.0)	—	(2,687.7)
Payments of preferred stock dividend	(10.8)	—	—	—	—	(10.8)
Change in disbursement account	—	—	(30.5)	—	—	(30.5)
Net proceeds from exercise of stock options and other, net	2.6	—	—	—	—	2.6
Intercompany between issuer and subsidiary	10.8	710.4	(721.5)	0.3	—	—

Cash provided (used for) by financing activities from continuing operations	2.6	317.4	(751.7)	(6.7)	—	(438.4)

Cash provided by discontinued operations	—	—	5.3	—	—	5.3

Decrease in cash and cash equivalents	—	(4.1)	(398.6)	—	—	(402.7)
Cash and cash equivalents, beginning of period	0.1	3.2	439.0	2.4	—	444.7

Cash and cash equivalents, end of period	$0.1	$(0.9)	$40.4	$2.4	$—	$42.0

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
The stability of our customer base generally drives our operating costs. Labor costs are the most significant of our total operating costs, consistent with our extensive workforce. The direct cost of disposing of waste at third-party sites is the next most significant of our total operating costs. The cost of disposal of waste at our own landfills is included in individual landfill related to operating cost line items. Repair and maintenance costs are also significant and directly relate our collection and landfill vehicles and equipment that we operate to service our customer base. Our selling, general and administrative costs are largely predictable since salaries and management incentive compensation represent the most significant part of our selling, general and administrative costs. Depreciation and amortization is split almost evenly between depreciation of the vehicles and equipment used in our operations and the amortization of our landfill assets. In recent years, our operating costs, particularly repairs and maintenance, fuel, landfill operating costs and transportation, have grown more quickly than our revenues, resulting in declining operating margins.
We invest a significant amount of capital to support the ongoing operations of our landfill and collection business. Landfills are highly engineered, sophisticated facilities similar to civil works. Each year we invest capital at our 167 active landfills to ensure sufficient capacity to receive the waste volume we handle. In addition, we have approximately 12,600 collection vehicles and over 100,000 containers to serve our collection customers. They endure rough conditions each day and must be routinely maintained and replaced.
Cash flows in our business are for the most part fairly predictable as a result of the nature of our customer base. This predictability helps us to determine our ability to service debt. Knowing this, we have incurred debt to acquire the assets we own and we have paid cash to acquire existing cash flow streams. This financial model should allow us over time to transfer the enterprise value of the company from debt holders to shareholders as we use our cash flow to repay debt. We, of course, need to prudently manage our debt to ensure a capital structure that is supportive of our operating plan and to avoid unnecessary risk depending on the varying economic and capital market conditions. We continue to use cash flow from operations after capital expenditures to reduce our debt balance. Although cash flow from operating activities has declined over the past three years, we have continued to produce sufficient cash flow to support our capital reinvestment needs and to repay debt. Beginning in 2005, we started a plan to increase our capital investment to an annual rate of approximately $700 million for each of the next three years. During the six months ended June 30, 2005, we invested $283.5 million of capital, $198.0 million during the second quarter, into the business (see Note 2, Property and Equipment, for detail by fixed asset category). We believe we remain on track to reach our projection of $700 million for the full year. Although we expect to continue to use our excess cash flow to repay debt, it may be at lower levels over this three-year period.

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
As previously announced, on May 27, 2005, John J. Zillmer became the Company’s Chief Executive Officer and Chairman of the Board of Directors. As a result, Charles H. Cotros resigned as the Company’s interim Chief Executive Officer and Chairman of the Company’s Board of Directors, but continues to serve as a member of the Board of Directors.
Results of Operations. Income from continuing operations for the three months ended June 30, 2005 increased to $53.0 million from a loss of $9.4 million in the same period a year ago primarily as a result of reduced interest expense and other due to debt balance and interest rate reductions. Additionally, interest expense and other for the second quarter 2004 included $94.3 million of costs associated with the debt refinancing initiatives during that quarter. Operating income increased as a result of an increase in revenues, along with reductions in selling, general and administrative expenses and depreciation expense that offset an increase in cost of operations.
Internal revenue growth for the second quarter was 3.2% and was driven by increases in price per unit of approximately 1.7%, including fuel recovery fees, and volume increases of approximately 1.5%.
Income from continuing operations for the six months ended June 30, 2005 increased to $77.7 million from a loss of $4.4 million in the same period a year ago. This increase is attributable to the reduction in interest expense and other and an income tax benefit relating to the pending disposition of an operation. The operating income decrease for the six months is the result of increased cost of operations offset by increased revenues, reduced selling, general and administrative expenses and reduced depreciation expense.
Internal revenue growth was 2.8% during the six months ended June 30, 2005, including increases in price per unit of approximately 1.2%, including fuel recovery fees, and volume increases of approximately 1.6%.
General
Revenues. We generate revenues primarily from fees charged to customers for waste collection, transfer, recycling and disposal services. We consider our core business to be our collection, transfer and landfill operations. We also generate revenue from the sale of recycled commodities.
Historically we have reported certain taxes imposed on landfill and transfer volumes as a reduction of revenue because they were viewed as pass through costs generally collected from customers. In addition, we reported a small but growing amount of administrative fees billed to customers as an offset to our administrative costs. Effective April 2005, we began recording all taxes that create direct obligations for us as operating expenses and recording fees billed to our customers as revenue. This presentation is in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The impact on prior period financial statements was not material. However, we opted to conform our prior year presentations by increasing revenue, cost of operations and selling, general and administrative expenses. These adjustments had no impact on our consolidated operating income, net income, earnings per share, cash flows, or any balance sheet caption for any previous period. The following information represents the adjustments for prior periods (in millions):

	Six Months Ended June 30,		Year Ended December 31,
	2005	2004	2004	2003	2002	2001	2000
Revenues	$77.4	$73.1	$152.0	$138.6	$120.5	$87.5	$85.6
Cost of operations	65.2	68.7	139.8	135.4	120.5	87.5	85.6
Selling, general and administrative expenses	12.2	4.4	12.2	3.2	—	—	—
We record revenue as services are provided, with revenue deferred in instances where services are billed in advance of the service being provided. The following table shows our total reported revenues by service line. Intercompany revenues have been eliminated.

Revenues by Service Line (in millions):

	Six Months Ended June 30,		Three Months Ended June 30
	2005	2004	2005	2004
Collection
Residential	$590.3	$579.0	$300.6	$294.6
Commercial	684.3	677.9	346.7	340.7
Roll-off(1)	607.3	589.6	321.4	308.2
Recycling	101.7	103.1	51.8	52.9

Total Collection	1,983.6	1,949.6	1,020.5	996.4

Disposal
Landfill	403.8	382.3	216.7	204.8
Transfer	215.1	201.5	113.1	108.4

Total Disposal	618.9	583.8	329.8	313.2

Recycling — Commodity	116.2	114.1	59.5	60.4

Other(2)	71.2	62.7	38.8	31.1

Total Revenues	$2,789.9	$2,710.2	$1,448.6	$1,401.1

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles. Roll-off containers are generally uncovered containers that range in size from 20 to 40 cubic yards.

(2)	Consists primarily of subcontracted revenue, revenue generated from long-haul railway transportation and revenue from liquid waste.
We have organized our operations into nine geographic regions. Our operations are not concentrated in any one geographic region. Our regional teams focus on developing local markets in which we can achieve the greatest level of internalization and operating efficiency. As a result, we may choose to not operate in a market where our business objectives cannot be met. At June 30, 2005, we had operations in 128 major markets in 37 states. We operate only in the United States and Puerto Rico. The following table shows our revenues by geographic region in total and as a percentage of total revenues.
Revenues by Region(1) (in millions, except percentages):

	Six Months Ended June 30,
	2005		2004
Atlantic	$276.8	9.9%	$264.2	9.7%
Great Lakes	281.4	10.1	280.4	10.3
Midstates	249.0	8.9	246.3	9.1
Mountain	292.1	10.5	275.3	10.2
North Central	332.9	11.9	322.9	11.9
Northeast	349.1	12.5	354.6	13.1
Pacific	393.7	14.1	364.4	13.4
Southeast	269.5	9.7	270.5	10.0
Southwest	322.5	11.6	311.1	11.5
Other(2)	22.9	0.8	20.5	0.8

Total Revenues	$2,789.9	100.0%	$2,710.2	100.0%

	Three Months Ended June 30,
	2005		2004
Atlantic	$143.0	9.9%	$135.4	9.7%
Great Lakes	148.3	10.2	147.2	10.5
Midstates	127.9	8.8	126.7	9.0
Mountain	150.7	10.4	141.1	10.1
North Central	178.8	12.3	174.8	12.5
Northeast	185.7	12.8	186.4	13.3
Pacific	198.5	13.7	185.8	13.2
Southeast	137.4	9.5	136.0	9.7
Southwest	165.9	11.5	159.0	11.4
Other(2)	12.4	0.9	8.7	0.6

Total Revenues	$1,448.6	100.0%	$1,401.1	100.0%

(1)	See discussion in Note 11 to our consolidated financial statements.

(2)	Amounts relate primarily to our subsidiaries that provide services throughout the organization.

Operating Expenses. Cost of operations includes labor and related benefits, which includes salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment, and containers, including related labor and benefit costs; transportation and subcontractor costs which includes independent haulers who transport our waste to disposal facilities; cost of goods sold which include rebates paid to suppliers associated with recycling commodities; fuel which includes the cost of fuel, net of fuel credits; disposal and franchise fees and taxes consisting of landfill taxes, municipal franchise fees, host community fees and royalties; landfill operating costs which include landfill accretion, financial assurance, leachate disposal and other landfill maintenance costs; risk management which includes casualty insurance premiums and claims; and other which includes expenses such as facility operating, equipment rent, and gains or losses on sale of assets used in our operations. The following tables provide the components of our operating costs and as a percentage of revenues (in millions, except percentages):

	Six Months Ended June 30,
	2005		2004
Labor and related benefits	$549.2	19.7%	$532.6	19.7%
Transfer and disposal costs	243.4	8.7	241.8	8.9
Maintenance and repairs	239.3	8.6	224.1	8.3
Transportation and subcontractor costs	211.1	7.6	192.3	7.1
Cost of goods sold	23.6	0.8	24.1	0.9
Fuel	106.9	3.8	80.4	3.0
Disposal and franchise fees and taxes	171.6	6.1	164.8	6.1
Landfill operating costs	75.0	2.7	67.0	2.5
Risk management	88.9	3.2	84.6	3.0
Other	108.6	3.9	86.4	3.2

Total operating expenses	$1,817.6	65.1%	$1,698.1	62.7%

	Three Months Ended June 30,
	2005		2004
Labor and related benefits	$279.2	19.3%	$268.9	19.2%
Transfer and disposal costs	131.0	9.0	131.8	9.4
Maintenance and repairs	123.5	8.5	114.3	8.2
Transportation and subcontractor costs	111.8	7.7	101.0	7.2
Cost of goods sold	11.7	0.8	12.7	0.9
Fuel	59.8	4.1	41.5	3.0
Disposal and franchise fees and taxes	90.3	6.2	86.5	6.2
Landfill operating costs	37.6	2.6	34.0	2.4
Risk management	49.0	3.4	43.5	3.0
Other	48.8	3.5	41.5	3.0

Total operating expenses	$942.7	65.1%	$875.7	62.5%

Selling, general and administrative expenses include salaries, health and welfare benefits and incentive compensation for corporate and field general management, field support functions, sales force, accounting and finance, legal, management information systems and clerical and administrative departments. It also includes rent and office costs, fees for professional services provided by third parties, such as accountants, lawyers and consultants, provisions for estimated uncollectible accounts receivable and other expenses such as marketing, investor and community relations, director and officer insurance, employee relocation, travel, entertainment and bank charges. The following tables provide the components of our selling, general and administrative costs and as a percentage of revenues (in millions, except percentages):

	Six Months Ended June 30,
	2005		2004
Salaries	$161.4	5.8%	$161.7	6.0%
Rent and office costs	20.0	0.7	21.1	0.8
Professional fees	25.1	0.9	32.8	1.2
Provision for doubtful accounts	6.3	0.2	6.9	0.3
Other	34.1	1.3	46.5	1.6

Total selling, general and administrative expenses	$246.9	8.9%	$269.0	9.9%

	Three Months Ended June 30,
	2005		2004
Salaries	$78.9	5.5%	$80.7	5.8%
Rent and office costs	9.8	0.7	10.5	0.7
Professional fees	12.7	0.9	19.5	1.4
Provision for doubtful accounts	5.5	0.4	1.7	0.1
Other	10.1	0.6	24.2	1.7

Total selling, general and administrative expenses	$117.0	8.1%	$136.6	9.7%

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
Statement of Operations Data:

	Three Months Ended June 30,
	2005		2004
Revenues	$1,448.6	100.0%	$1,401.1	100.0%
Cost of operations	942.7	65.1	875.7	62.5
Selling, general and administrative expenses	117.0	8.1	136.6	9.7
Depreciation and amortization	141.0	9.7	145.4	10.4

Operating income	247.9	17.1	243.4	17.4
Interest expense and other	126.6	8.7	259.4	18.5

Income (loss) before income taxes	121.3	8.4	(16.0)	(1.1)
Income tax expense (benefit)	69.3	4.8	(7.4)	(0.5)
Minority interest	(1.0)	(0.1)	0.8	0.1

Income (loss) from continuing operations	53.0	3.7	(9.4)	(0.7)
Discontinued operations, net of tax	1.0	0.0	(5.8)	(0.4)

Net income (loss)	54.0	3.7	(15.2)	(1.1)
Dividends on preferred stock	(14.7)	(1.0)	(5.4)	(0.4)

Net income (loss) available to common shareholders	$39.3	2.7%	$(20.6)	(1.5)%

	Six Months Ended June 30,
	2005		2004
Revenues	$2,789.9	100.0%	$2,710.2	100.0%
Cost of operations	1,817.6	65.1	1,698.1	62.7
Selling, general and administrative expenses	246.9	8.9	269.0	9.9
Depreciation and amortization	274.3	9.8	278.5	10.3

Operating income	451.1	16.2	464.6	17.1
Interest expense and other	330.2	11.8	471.4	17.4

Income (loss) before income taxes	120.9	4.4	(6.8)	(0.3)
Income tax expense (benefit)	43.9	1.6	(3.7)	(0.1)
Minority interest	(0.7)	0.0	1.3	(0.0)

Income (loss) from continuing operations	77.7	2.8	(4.4)	(0.2)
Discontinued operations, net of tax	1.0	0.0	(7.8)	(0.2)

Net income (loss)	78.7	2.8	(12.2)	(0.4)
Dividends on preferred stock	(22.4)	(0.8)	(10.8)	(0.4)

Net income (loss) available to common shareholders	$56.3	2.0%	$(23.0)	(0.8)%

Three and Six Months Ended June 30, 2005 and 2004
Revenues. Revenues increased 3.4% and 2.9% in the three and six months ended June 30, 2005 as compared to the same periods in 2004. Following is a summary of the change in revenues (in millions):

	Three Months	Six Months
Reported revenues for the period ended June 30, 2004	$1,401.1	$2,710.2
Core business internal growth(1)
Increase from average base per unit price change	7.0	7.6
Increase from fuel recovery fees	15.9	22.9
Increase from volume change	19.1	40.1
Net divested revenues	(2.7)	(3.5)
Increase in commodity and other revenues	8.2	12.6

Reported revenues for the period ended June 30, 2005	$1,448.6	$2,789.9

(1)	Represents revenues from collection, transfer and landfill services on a same store basis.
Overall revenues increased for the three and six months ended June 30, 2005 as compared to the same periods in 2004. The collection, landfill and transfer lines of business all reflect increased revenues. Within the collection line of business, the commercial, residential and roll-off revenues increased for both the second quarter 2005 and six months ended June 30, 2005. Reported revenues include revenues related to the assets held for sale group that is to be divested during 2005. The annualized impact on revenues related to this group is approximately $37.0 million.
Revenue growth relating to our average price per unit was $22.9 million and $30.5 million for the three and six months ended June 30, 2005, respectively. The growth from pricing was driven primarily by fuel recovery fees the Company began implementing during the first quarter of 2005 in an effort to mitigate the impact of rising fuel prices on our operating costs. The Company anticipates these fees may amount to approximately $60 million for the year ending December 31, 2005 based on the current price of diesel fuel. The average per unit price change for the quarter ended June 30, 2005 of 1.7% reflects positive contributions from the collection and transfer lines of business while landfill prices remained comparable to the prior year. All of the major lines of business contributed to the positive average per unit price change of 1.2% for the six months ended June 30, 2005.
Internal volume growth for the three and six months ended June 30, 2005 was 1.5% and 1.6%, respectively. All major lines of business, most significantly landfill and transfer, contributed to the volume growth for the periods. The growth in our volume reflects an overall improvement in the economy, timing of special waste jobs, as well as more effective sales practices. One of our special waste jobs, a large dredging project in the state of Washington, was temporarily suspended during the second quarter of 2005 as planned but still contributed to the year over year change for the six months ended June 30, 2005. The dredging project may resume during the last half of 2005, but at a lower volume level than previously received during the last half of 2004.
Overall, commodity and other revenue increased for the three and six months ended June 30, 2005 compared to the same periods in 2004. Revenue from our commodity business slightly decreased for the three months ended June 30, 2005 compared to the same period in 2004 reflecting changes in both average price per unit and volume across all commodity lines, that essentially offset. Commodity revenue increased for the six months ended June 30, 2005 compared to the same period in 2004. Other revenue increased for both the three and six months ended June 30, 2005 as compared to the same periods in 2004.

Cost of Operations. Cost of operations increased 7.6% and 7.0% in the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004. The increase for both periods is attributable to (i) inflationary increases in all costs, (ii) incremental increases in costs associated with increased volume (such as transportation, host fees and landfill operating costs), and (iii) increases in fuel, maintenance, landfill operating costs and transportation in excess of inflation and volume. Labor, which represents about 30% of the cost of operations, increased approximately 3.0% in the second quarter of 2005 and 2.0% during the six months ended June 30, 2005. Fuel cost increased by $18.3 million and $26.6 million for the three and six months ended June 30, 2005 over the comparable periods in 2004. Cost of fuel for the three and six months ended June 30, 2005 was $59.8 million and $106.9 million, respectively. As a percentage, fuel cost represented approximately 6% of total cost of operations and 4% of revenues for both the three and six months ended June 30, 2005. Also included in the cost of operations for the three and six months ended June 30, 2005 is $8.3 million of expense relating to an increase in insurance accruals related to increased liabilities associated with specific accidents that occurred in 2002. A first quarter impairment expense of $3.7 million recorded on assets held for sale is included in cost of operations for the six months ending June 30, 2005. These assets are part of an asset group currently subject to a pending sale.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased 14.4% and 8.2% in the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004. The decrease for both periods is primarily attributable to a $16.3 million non-cash benefit for the reversal of litigation reserves related to certain legal matters. The majority of the decrease is primarily a result of a favorable court ruling with respect to a proceeding involving BFI that had been pending appeal since 2000, which ruling is currently subject to a plaintiff’s motion for reconsideration. The decrease in professional fees by 35% in the second quarter and 23% for the six months also impacts the change. The professional fees in 2004 primarily related to the development of our best practices initiative and Sarbanes-Oxley 404 Implementation.
Depreciation and Amortization. Depreciation and amortization decreased 3.0% and 1.5% in the three and six months ended June 30, 2005 as compared to the same periods in 2004. The decrease for both periods primarily related to landfill amortization expense. The change in landfill amortization expense reflects a decrease in amortization rates partially offset by increased volumes. The landfill rates declined year over year primarily due to the landfill expansions that we have achieved since July 1, 2004 that have the effect of lowering amortization rates.
Interest Expense and Other. Interest expense and other decreased by 51.2% and 29.9% in the three and six months ended June 30, 2005 as compared to the same periods in 2004. Following are the components of interest expense and other (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest Expense and Other —
Interest expense, gross	$126.5	$146.4	$264.9	$308.8
Cash settlement on non-hedge accounting interest rate swap contracts	—	2.4	—	10.7
Interest income	(1.5)	(0.0)	(1.9)	(1.8)
Interest capitalized for development projects	(3.7)	(3.1)	(7.1)	(6.6)
Accretion of debt and amortization of debt issuance costs	5.7	7.2	11.9	13.8
Non-cash gain on non-hedge accounting interest rate swap contracts	—	10.4	—	(6.6)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	—	2.0	—	6.7
Costs incurred to early extinguish debt	(0.4)	94.3	62.4	146.8
Interest expense allocated to discontinued operations	—	(0.2)	—	(0.4)

Interest expense and other from continuing operations	$126.6	$259.4	$330.2	$471.4

The decrease in gross interest expense is attributable primarily to the repayment of debt from our continued de-leveraging strategy and the refinancing of debt at lower interest rates. In connection with the completion of the transactions included in the 2005 Financing Plan, we expensed $62.4 million of costs to early extinguish and refinance debt during the six months ended June 30, 2005. Costs of $94.3 million and $146.8 million were incurred for similar activities during the three and six months ended June 30, 2004, respectively.
Taxes on Income. The effective rate for the three months ended June 30, 2005 and 2004 was 56.7% and 44.0%, respectively. The increase is due primarily to valuation allowances established on state net operating loss benefits. The increase in interest provided on the tax contingency (see Contingencies Footnote 10 for discussion) also impacted the increase in the effective rate for the period.
The provision for income taxes for the six months ended June 30, 2005 includes a benefit of approximately $27 million that was recorded in the first quarter and related to the pending sale of operations. Certain of the operations to be divested are pursuant to a stock sale agreement. As a result, we recognized tax basis in the stock of these operations in the first quarter of 2005, which previously could not be recognized under SFAS No. 109, Accounting for Income Taxes (SFAS 109). The pending divestiture and expected use of the resulting capital loss for tax purposes required us to record the benefit.
Subsequent to June 30, 2005, it became likely the sale agreement would be amended, but it is not currently anticipated any amendment will result in a material adjustment to the amounts recorded in the first quarter of 2005.
Discontinued Operations. There were no divestitures recorded as discontinued operations during the first six months of 2005. However, we recorded income from discontinued operations, net of tax of approximately $1.0 million ($1.7 million, pre-tax income) in 2005, primarily as a result of a revision of our insurance liabilities related to divestitures previously reported as discontinued operations. For the three and six months ended June 30, 2004, discontinued operations included a net after tax loss of approximately $5.8 million ($1.1 million pre-tax gain) and a net after-tax loss of approximately $7.8 million ($3.0 million pre-tax gain), respectively, for the divestiture of certain operations in Florida.
Dividends on Preferred Stock. Dividends on preferred stock were $14.7 million and $5.4 million for the second quarter of 2005 and 2004, respectively, and $22.4 million and $10.8 million for the six months ended June 30, 2005 and 2004, respectively. The increase of $ 9.3 million and $11.6 million for the three and six months ended June 30, 2005, respectively, is a result of the 6.25% dividends payable in cash for the Series D mandatory convertible preferred stock issued in March 2005. Dividends on preferred stock also include the 6.25% dividends payable in cash for the Series C mandatory convertible preferred stock issued in April 2003. The cash dividends to be paid during the third quarter of 2005 amount to approximately $14.8 million, of which $5.4 million is for the Series C mandatory convertible preferred stock and $9.4 million is for the Series D mandatory convertible preferred stock.
Liquidity and Capital Resources
During the six months ended June 30, 2005, we generated operating cash flows of $317.5 million, of which we reinvested $283.5 million of capital into the business.
We generally meet operational liquidity needs with operating cash flow. Our liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs, scheduled debt maturities and capping, closure, post-closure and environmental expenditures.

When we cannot meet our liquidity needs with operating cash flow, we meet those needs with borrowings under our revolving credit facility. We have a $1.575 billion commitment until 2010 under our revolving credit facility, which we believe is adequate to meet our liquidity needs based on current conditions. At June 30, 2005, we had $74.8 million of loans outstanding and $459.5 million in letters of credit drawn on the revolving credit facility, leaving $1.0 billion of availability. We also have letter of credit capacity of $500 million under our institutional letter of credit facility to meet letter of credit requirements in addition to our revolving credit facility. All of the letter of credit capacity of $500 million was used at June 30, 2005.
In 2002, the IRS proposed the disallowance of a capital loss that BFI had recognized prior to our acquisition. We protested the disallowance, but in April 2005, the Appeals Office of the IRS upheld the disallowance of the capital loss deduction. Subsequently, we paid a deficiency to the IRS of $23 million and filed a suit for refund in the United States Court of Federal Claims. The potential total cash impact of the disallowance could be up to $310 million for federal and states taxes, including the $23 million already paid, plus accrued interest. The amount and timing of any additional payments would depend upon the decision in the case or, alternatively, the terms of any settlement agreement. The payments would be made from cash flow generated by operations or from borrowings under our revolving credit facility. (See Contingencies in Footnote 10 for further discussion).
Cash provided by continuing operations increased by 72% during the first six months of 2005 when compared to the same period in 2004, primarily due to an increase in net income after adjusting for non-cash items related to deferred taxes and the write-off of deferred financing costs. For the first six months of 2005, investing activities were primarily capital expenditures of $283.5 million, an increase of 40% over the prior year. Our financing activities included the repayment of debt with the net proceeds from our 2005 Financing Plan, partially offset by the change in the disbursement account.
Following is a summary of the primary sources and uses of cash during the following periods (in millions):

	Six Months Ended June 30,
	2005	2004
Sources of cash
Cash provided by continuing operations	$317.5	$184.4
Net proceeds from issuance of common and preferred stock	676.3	—
Decrease in cash balance	—	402.7
Net proceeds from divestitures, net of acquisitions	1.6	40.8
Proceeds from the sale of fixed assets	7.2	5.8
Other non-operating net cash inflows	—	9.2

Total	$1,002.6	$642.9

Uses of cash
Capital expenditures	$283.5	$201.9
Debt repayments, net of debt proceeds	569.9	363.8
Increase in cash balance	2.0	—
Debt issuance costs	28.5	35.9
Payment of preferred stock cash dividends	19.3	10.8
Decrease in disbursement account	94.4	30.5
Other non-operating net cash outflows	5.0	—

Total	$1,002.6	$642.9

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
The 2005 Financing Plan included:
•	the issuance of 12.75 million shares of common stock for $101 million;

•	the issuance of 6.25% mandatory convertible preferred stock with a conversion premium of 25% for $600 million; and

•	the issuance of 7.25% senior notes due 2015 for $600 million.
The proceeds of the issuances above were used to retire the following:
•	$195 million of the remaining 10% senior subordinated notes due 2009;

•	$125 million of the 9.25% senior notes due 2012;

•	$600 million 7.625% senior notes due 2006;

•	$206 million of term loans; and

•	$70 million of the 7.875% senior notes due 2005.
The balance of the proceeds were used to pay premiums and fees or for general corporate purposes.
In addition, we refinanced our credit facility (the 2003 Credit Facility), which included relaxing financial covenants, increasing the size of the revenue and the institutional letter of credit facility by a combined $377 million, and lowering the interest margin paid on the term loan by 75 basis points and on the revolver by 25 basis points.
The 2005 Financing Plan decreased debt maturities for the next 5 years by approximately $785 million and resulted in an annual interest savings of approximately $20 million.
Financing Plan
We are a highly leveraged company with $7.2 billion of outstanding debt at June 30, 2005. The majority of our debt was incurred to acquire solid waste companies during the past 10 years. We incurred and assumed over $11 billion of debt to acquire Browning-Ferris Industries, Inc. (BFI) in 1999. Since the acquisition of BFI, we have repaid debt with cash flow from operations, asset sales and the issuance of equity. We intend to continue to reduce our debt balance until we reach credit ratios that we believe will allow us to benefit from an investment grade-like cost of capital. We believe those benefits will be realized when the following ratios approach the indicated ranges:
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
Until then, we will continue to manage operating cash flows after capital expenditures to facilitate repayment of our scheduled debt maturities and opportunistically reduce interest costs through refinancing transactions to the extent economically beneficial. In both 2003 and 2005, we completed multifaceted financing plans to reduce our overall debt, to refinance our credit facility and to reduce our higher cost debt. In addition, we expect to continue to evaluate the performance of and opportunities to divest operations that do not maximize operating efficiencies or provide an adequate return on invested capital.
We may refinance or repay portions of our debt to ensure a capital structure that supports our operating plan, as well as, continue to seek opportunities to extend our maturities in the future with actions that are economically beneficial. The potential alternatives include continued application of cash flow from operations, asset sales and capital markets transactions. Capital markets transactions could include issuance of debt with longer-term maturities, issuance of equity, or a combination of both. There is no assurance that in the future we will be able to generate annual cash flows to repay debt, consummate transactions in the capital markets on commercially reasonable terms, or at all, or sell assets on terms that decrease leverage.
We have effective shelf registration statements with the SEC that allow us to issue various securities as market conditions permit. Currently, we have $0.7 billion available under the shelf registration that initially totaled $2.0 billion. It is our intent to increase the availability of the shelf registration in the near future.
Contractual Obligations and Commitments
The following table provides additional maturity detail of our long-term debt obligations at June 30, 2005 (in millions):

Debt	2005	2006	2007	2008	2009	Thereafter	Total
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$74.8	$74.8
Term loan B	—	—	0.5	13.5	13.5	1,282.5	1,310.0
Receivables secured loan(2)	—	210.2	—	—	—	—	210.2
6.375% BFI Senior notes	—	—	—	161.2	—	—	161.2
8.50% Senior notes	—	—	—	750.0	—	—	750.0
8.875% Senior notes	—	—	—	600.0	—	—	600.0
6.50% Senior notes due 2010	—	—	—	—	—	350.0	350.0
5.75% Senior notes due 2011	—	—	—	—	—	400.0	400.0
6.375% Senior notes due 2011	—	—	—	—	—	275.0	275.0
9.25% Senior notes due 2012	—	—	—	—	—	250.0	250.0
7.875% Senior notes due 2013	—	—	—	—	—	450.0	450.0
6.125% Senior notes due 2014	—	—	—	—	—	425.0	425.0
7.375% Senior unsecured notes due 2014	—	—	—	—	—	400.0	400.0
7.25% Senior notes due 2015	—	—	—	—	—	600.0	600.0
9.25% BFI debentures due 2021	—	—	—	—	—	99.5	99.5
4.25% Senior sub convertible debentures due 2034	—	—	—	—	—	230.0	230.0
7.40% BFI debentures due 2035	—	—	—	—	—	360.0	360.0
Other debt	13.5	8.5	2.9	1.7	1.9	292.5	321.0

Total principal due	$13.5	$218.7	$3.4	$1,526.4	$15.4	$5,489.3	$7,266.7
Discount, net							(82.8)

Total debt balance							$7,183.9

(1)	At June 30, 2005, under our 2005 Credit Facility, we had a revolver capacity commitment of $1.575 billion with $74.8 million in loans outstanding and $459.5 million of letters of credit outstanding, providing us remaining availability of $1.0 billion. In addition, we had an institutional letter of credit facility of $500 million available under the 2005 Credit Facility, all of which was used for letters of credit outstanding.

(2)	The receivables secured loan is a 364-day liquidity facility with a maturity date of May 2006. At that time, we intend to renew the liquidity facility. If we are unable to renew the liquidity facility, we will refinance any amounts outstanding with our revolving credit facility, which matures in 2010, or with other long-term borrowings. In May 2005, we extended the liquidity facility for an additional 364 days. Although we intend to renew the liquidity facility again in May 2006 and do not expect to repay the amounts within the next twelve months, the loan is classified as a current liability because it has a contractual maturity of less than one year.
Debt Covenants. At June 30, 2005, we were in compliance with all financial and other covenants under our 2005 Credit Facility and our indentures. At June 30, 2005, Total Debt/EBITDA (1) ratio, as defined by the 2005 Credit Facility, was 5.00x and our EBITDA (1)/Interest ratio was 2.36x. (See Note 5 “Long-term Debt” to the Consolidated Financial Statements for further discussion). We are not subject to any minimum net worth covenants and we have no credit rating triggers. Our 2005 Credit Facility and the indentures relating to our senior subordinated notes and our senior notes contain financial covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions.

(1)	EBITDA used for covenants is calculated in accordance with the definition in our credit facility agreement. In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies.

Failure to comply with the financial and other covenants under our 2005 Credit Facility, as well as the occurrence of certain material adverse events would constitute default under the credit agreement and would allow the lenders under the 2005 Credit Facility to accelerate the maturity of all indebtedness under the credit agreement. This could also have an adverse impact on availability of financial assurance. In addition, maturity acceleration on the 2005 Credit Facility constitutes an event of default under our other debt instruments, including our senior notes and our senior subordinated notes and, therefore, these would also be subject to acceleration of maturity. If such acceleration of maturities of indebtedness were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under the 2005 Credit Facility for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or assets sales, if necessary. We may be unable to amend the 2005 Credit Facility or raise sufficient capital to repay such obligations in the event the maturities are accelerated.
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

Disclosure Regarding Forward Looking Statements
This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Forward Looking Statements). All statements, other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Examples of these Forward Looking Statements include, among others, statements regarding:
•	our business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies;

•	our ability to obtain financing, refinance existing debt, reduce interest cost, accelerate our de-leveraging process, extend debt maturities and provide adequate financial liquidity;

•	the adequacy of our operating cash flow and revolving credit facility to make payments on our indebtedness, support our capital reinvestment needs and fund other liquidity needs;

•	our ability to generate cash flows from operations after funding capital expenditures at similar levels as what we generated over the last three years;

•	our ability to pay cash dividends in the future;

•	our expectation that we may become an investment grade investment in the future;

•	our ability to achieve credit ratios that would allow us to receive benefits of a cross over investment grade company and/or investment grade-like cost of capital;

•	our ability to achieve price and volume increases and cost reductions in the future;

•	our estimates of future annual interest costs reductions;

•	underlying assumptions related to general economic and financial market condition;

•	the impact of fuel costs and fuel recovery fees on our operations;

•	our ability to increase our capital investment in the next three years;

•	our ability to renew our receivables liquidity facility;

•	our expectation that our dredging project in the state of Washington will resume;

•	the expected benefits of our refinancing plan;

•	our ability to maintain sufficient surplus between our covenant ratios; and,

•	the amount and timing of additional cash payments to the IRS and the potential cash impact of the disallowance.
These Forward Looking Statements involve risks and uncertainties which could cause actual results to differ materially including, without limitation: (1) weakness in the U.S. economy may cause a decline in the demand for our services (particularly in the commercial and industrial sectors), a decline in the price of commodities sold by us, increased competitive pressure on pricing generally make it more difficult for us to predict economic trends; (2) we may be impeded in the successful integration of acquired businesses and our market development efforts, which may cause significant increases in our waste disposal expenses; (3) we may be unsuccessful in achieving greater aggregate revenues from price increases; (4) a change in interest rates or a reduction in the Company’s cash flow could impair our ability to service and reduce our debt obligations; (5) volatility in interest rates may, among other things, affect earnings due to our variable interest rate debt and the possible mark to market changes on certain interest rate hedges; (6) divestitures by us may not raise funds exceeding financing needed for acquisitions or may not occur at all; (7) severe weather conditions could impair our operating results; (8) the covenants in our credit facilities and indentures may limit our ability to operate our business; (9) we could be unable to obtain required permits; (10) we may be unable to raise additional capital to meet our operational needs; (11) our ability to service and refinance our debt and operate our business because of our significant leverage; (12) increases in final capping, closure, post-closure, remediation and regulatory compliance costs could result in an increase in our operating costs; (13) we may be unable to obtain financial assurances, including if our bonds ratings are downgraded; (14) the loss of services of any members of senior management may affect our operating abilities; (15) government regulations may increase the cost of doing business; (16) potential liabilities, including the outcome of litigation brought by government agencies, liabilities associated with our acquisitions and hazardous substance and environmental liabilities could increase costs; (17) potential increases in commodity, insurance and fuel prices may make it more expensive to operate our business; (18) potential increases in our operating costs or disruption to our operations as a result of union initiated work stoppages; (19) risks associated with undisclosed liabilities of acquired businesses; (20) the effect that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills and waste-to-energy facilities; (21) we may not be able to realize some or all anticipated net benefits associated with the best practices programs; (22) potential volatility resulting from impairment of the Company’s goodwill; (23) changes in internal controls resulting from compliance with the Sarbanes-Oxley Act of 2002 and any associated costs; (24) potential issues arising from changes in accounting estimates and/or judgments; and (25) the outcome of legal or tax proceedings.
Other factors which could materially affect the Forward Looking Statements in this Form 10-Q can be found in our periodic reports filed with the Securities and Exchange Commission, including risk factors detailed in Management’s Discussion and Analysis in our Form 10-K for the year ended December 31, 2004 and in our Form 10-Q for the quarter ended March 31, 2005. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the Forward Looking Statements and are cautioned not to place undue reliance on such Forward Looking Statements. The Forward Looking Statements made herein are only made as of the date of this quarterly report on Form 10-Q, and we undertake no obligation to publicly update such Forward Looking Statements to reflect subsequent events or circumstances.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Fuel prices. Fuel costs represent a significant operating expense, as such, from time to time we mitigate this impact with fixed price purchase contracts. A significant portion of these contracts expired in the first quarter of 2005. However, there are contracts remaining for 1.5 million gallons per month at $1.23 per gallon expiring March 31, 2006 and 1.8 million gallons per month at a fixed $1.10 per month expiring February 28, 2006. As these remaining contacts are at higher prices, we have initiated a strategic change to implement fuel recovery fees to appropriate customers that will vary with the cost of fuel. When economically practical, we will enter into new or renewed contracts.
At our current consumption levels and with our current fixed price purchase contracts, a one-cent change in the price of diesel fuel would affect annual net income by approximately $0.6 million, before offsetting the effect of any fuel recovery fee. Accordingly, a substantial rise or drop in fuel costs could result in a material impact to our results of operations.
Debt. See Note 5 “Long-term Debt” and Note 6 “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for the year ended December 31, 2004 in our Annual Report on Form 10-K and Notes 4 and 5 in this Form 10-Q.
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

On April 19, 2005, our wholly-owned subsidiary, BFI Waste Systems of North America, Inc., received a proposed Consent Assessment of Civil Penalty from the Pennsylvania Department of Environmental Protection (PA DEP) seeking to assess a civil penalty of $250,000 to resolve several alleged environmental violations under the Pennsylvania Solid Waste Management Act that occurred between July 2002 and February 2005 at its TRC Transfer Station in Philadelphia, Pennsylvania. On May 20, 2005, BFI Waste Systems of North America, Inc., entered into a Consent Assessment of Penalty with the PA DEP to resolve these alleged environmental violations by paying a penalty of $250,000, which has been paid.

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

In April 2005, the Appeals Office of the IRS upheld the disallowance of the capital loss deduction. As a result, we paid in late April, for BFI tax years prior to the acquisition, a deficiency to the IRS of $23 million. In July 2005, we filed a suit for refund in the United States Court of Federal Claims. Based on the complexity of the case, we estimate it will likely take a number of years to fully try the case and obtain a decision. Furthermore, depending on the circumstances at that time, the losing party may appeal the decision to the Court of Appeals for the Federal Circuit. A settlement, however, could occur at any time during the litigation process. See Note 10 “Commitments and Contingencies” for further discussion.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders
On May 20, 2005, our annual meeting of stockholders was held at which we submitted to a vote of our stockholders the following proposals:
(1)	Election of directors as follows:

	Number of Votes	Number of Votes
Nominee	For	Withheld
Charles H. Cotros	268,472,993	17,147,107
Robert M. Agate	272,229,351	13,390,749
Leon D. Black	263,855,750	21,764,350
James W. Crownover	272,532,296	13,087,804
Michael S. Gross	235,871,354	49,748,746
Dennis R. Hendrix	272,318,310	13,301,790
J. Tomilson Hill	262,945,081	22,675,019
Nolan Lehmann	270,391,420	15,228,680
Howard A Lipson	263,042,040	22,578,060
Antony P. Ressler	263,027,890	22,592,210

	Results of the Vote
				Broker
	Affirmative	Against	Abstentions	Non-Votes
(2) To ratify PricewaterhouseCoopers LLP as the Company’s independent auditor for fiscal year 2005	283,240,265	968,440	1,411,396	—

(3) To amend and restate the 1994 Non-Employee Director Stock Option Plan into the proposed 2005 Non-Employee Director Equity Compensation Plan	218,971,883	37,038,674	2,175,935	27,433,609

Item 5.	Other Information

Resignation of Howard A. Lipson as Director; Appointment of James A. Quella as Director.

On August 1, 2005, Howard A. Lipson informed the Company of his resignation as a Director of the Company due to other commitments.

Also on August 1, 2005, the Board of Directors elected James A. Quella as a Director of the Company. Mr. Quella is a Senior Managing Director and Senior Operating Partner at The Blackstone Group LP (“Blackstone”), affiliates of which are significant shareholders of the Company. Mr. Quella was also appointed to serve on the Management Development/Compensation Committee of the Board. Mr. Quella will replace Mr. Lipson as one of Blackstone’s current designees on the Company’s Board of Directors pursuant to a Third Amended and Restated Shareholders Agreement, dated December 18, 2003, between the Company and Apollo Advisors II, L.P. and Blackstone Capital Partners II Merchant Bank Fund L.P., including affiliated or related persons.

Prior to joining Blackstone in 2004, Mr. Quella was a managing director and senior operating partner with DLJ Merchant Banking Partners-CSFB Private Equity. Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates, its predecessor firm, where he served as a senior consultant to CEOs and senior management teams, and was co-vice chairman with shared responsibility for overall management of the firm. Mr. Quella received a B.A. in International Studies from the University of Chicago/University of Wisconsin-Madison, and an M.B.A. from the University of Chicago. Mr. Quella currently serves on the Boards of Directors of Houghton-Mifflin and Celanese Corporation.

Individual Performance Goals for Senior Management Incentive Plan

On August 1, 2005, the Management Development/Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) approved the 2005 individual performance goals for the Chief Executive Officer (“CEO”) and the 2005 individual performance goals for the Named Executive Officers (“NEOs”) and certain other senior management personnel, under the Senior Management Incentive Plan (the “Senior MIP”). The individual performance goals for the CEO and NEOs consist of the officer performing or attaining specific, defined tasks and strategies, including customer service and satisfaction, organizational strengths and efficiencies, and return on invested capital. These individual performance goals are intended to complement the overall Company financial performance goals under the Senior MIP and are consistent with the performance measures established under the Management Incentive Plan, of which the Senior MIP is a component, the material terms of which were previously approved by the Company’s stockholders. The achievement of the individual performance goals could account for up to 25% of the total maximum annual incentives earned by the CEO and the NEOs for 2005.

Performance Goals with Respect to the Restricted Stock Agreement Dated May 27, 2005 Between the Company and John J. Zillmer

On August 1, 2005, the Management Development/Compensation Committee of the Board of Directors of Allied Waste Industries, Inc. (“Company”) approved certain performance goals with respect to 50,000 restricted shares of the Company’s common stock previously granted to John J. Zillmer, the Company’s Chief Executive Officer, on May 27, 2005. Upon the attainment of three separate EBITDA targets that expire in 2010, 2011 and 2012, respectively, Mr. Zillmer’s restricted shares will vest in an amount equal to one-third of the total grant if he attains the specified EBITDA target on or before that target’s expiration date.

Interim Housing Arrangements with John J. Zillmer

On August 1, 2005, the Compensation Committee approved certain arrangements with its Chief Executive Officer, John J. Zillmer, to accommodate Mr. Zillmer’s relocation to the Scottsdale, Arizona area. For an interim period of up to 90 days, effective July 1, 2005, the Company has agreed to make available a furnished residence in Scottsdale for Mr. Zillmer’s personal use. The total fair market value of this residence for the 90-day period, including utilities and maintenance, which is estimated to be approximately $16,000.00, will be reported as additional taxable compensation to Mr. Zillmer.

Compensatory Elements of Amended and Restated Company Airplane Policy

The Company’s Airplane Policy (“Policy”), as amended and restated on August 1, 2005, specifies the manner in which the Company’s airplane can be utilized and the procedures for authorizing, scheduling, and, when applicable recording and reporting the compensatory value of any personal use.

The Policy authorizes the Company’s Chief Executive Officer (“CEO”) to initiate and approve all airplane usage by employees or Directors of the Company, and to designate that usage as business or personal.

While it is intended that the Company’s plane be used primarily for business purposes, under special circumstances the CEO may, in his discretion, authorize personal use. The value of an employee’s or Director’s personal use will be calculated in accordance with Internal Revenue Service guidelines, and will be reported as taxable income to the individual. The CEO also has the authority, subject to approval by the Management Development/Compensation Committee of the Company’s Board of Directors, to gross-up the income of an individual to include the amount of taxes attributable to the reported income.

Item 6. Exhibits
10.01	Executive Employment Agreement between the Company and John J. Zillmer, dated May 27, 2005. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated May 27, 2005 is incorporated herein by reference.

10.02	Option Agreement between the Company and John J. Zillmer, dated May 27, 2005. Exhibit 10.02 to Allied’s Current Report on Form 8-K dated May 27, 2005 is incorporated herein by reference.

10.03	Restricted Stock Agreement between the Company and John J. Zillmer, dated May 27, 2005. Exhibit 10.03 to Allied’s Current Report on Form 8-K dated May 27, 2005 is incorporated herein by reference.

10.04	Indemnity Agreement between the Company and John J. Zillmer, dated May 27, 2005. Exhibit 10.04 to Allied’s Current Report on Form 8-K dated May 27, 2005 is incorporated herein by reference.

10.05	Eighth Amendment to the Receivables Sale Agreement, dated May 31, 2005 among Allied Waste North America, Inc, as originators and Allied Receivables Funding Incorporated as buyer. Exhibit 10.53 to Allied’s Registration Statement on Form S-4 (No. 333-126239) is incorporated herein by reference.

10.06	Ninth Amendment to the Credit and Security Agreement, dated May 31, 2005 among Allied Receivables Funding Incorporated as borrower, Allied Waste North America, Inc. as servicer, Blue Ridge Asset Funding Corporation as a lender, Wachovia Bank, National Association as agent, liquidity bank and lender group agent, Atlantic Asset Securitization Corp., as a lender and Calyon New York Branch, as Atlantic group agent and as Atlantic liquidity bank. Exhibit 10.54 to Allied’s Registration Statement on Form S-4 (No. 333-126239) is incorporated herein by reference.

10.07*	2005 Non-Employee Director Equity Compensation Plan.(1)

10.08*	Amendment to Non-Qualified Stock Option Agreements dated May 23, 2005, between Allied Waste Industries, Inc. and Warren B. Rudman.

10.09*	First Amendment to Executive Employment Agreement effective May 27, 2005, between Allied Waste Industries, Inc. and Charles H. Cotros.

10.10*	Summary of terms of interim housing arrangements, as approved on August 1, 2005, between the Company and John J. Zillmer.

10.11*	Summary of Individual Performance Goals under Senior Management Incentive Plan, as approved on August 1, 2005.

10.12*	Summary of Performance Goals Under Restricted Stock Agreement between the Company and John J. Zillmer.

10.13*	Summary of Compensatory Elements of Amended and Restated Airplane Policy dated August 1, 2005.

10.14*	Amended and Restated Schedule A, dated August 1, 2005, to the Supplemental Executive Retirement Plan.

12.1*	Ratio of earnings to fixed charges and preferred stock dividends.

31.1*	Section 302 Certification of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer.

31.2*	Section 302 Certification of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

*	Filed herewith

(1)	The version filed herewith corrects a minor typographical error that was contained in the version filed as Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005, as filed on May 5, 2005.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED WASTE INDUSTRIES, INC.

By:	/s/ PETER S. HATHAWAY

Peter S. Hathaway
Executive Vice President and Chief Financial Officer

By:	/s/ JAMES E. GRAY

James E. Gray
Senior Vice President, Controller and
Chief Accounting Officer
Date: August 4, 2005

Exhibit Index

Exhibit
Number	Description

10.07	2005 Non-Employee Director Equity Compensation Plan.(1)

10.08	Amendment to Non-Qualified Stock Option Agreements dated May 23, 2005, between Allied Waste Industries, Inc. and Warren B. Rudman.

10.09	First Amendment to Executive Employment Agreement effective May 27, 2005, between Allied Waste Industries, Inc. and Charles H. Cotros.

10.10	Summary of terms of interim housing arrangements, as approved on August 1, 2005, between the Company and John J. Zillmer.

10.11	Summary of Individual Performance Goals under Senior Management Incentive Plan, as approved and ratified on August 1, 2005.

10.12	Summary of Performance Goals Under Restricted Stock Agreement between the Company and John J. Zillmer.

10.13	Summary of Compensatory Elements of Amended and Restated Plan Policy dated August 1, 2005.

10.14	Amended and Restated Schedule A, dated August 1, 2005, to the Supplemental Executive Retirement Plan.

12.1	Ratio of earnings to fixed charges and preferred stock dividends.

31.1	Section 302 Certification of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer.

31.2	Section 302 Certification of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32	Certification Pursuant to 18 U.S.C.§1350 of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.