Form 10-Q
period 2005-09-30
ALLIED WASTE INDUSTRIES INC
filed 2005-11-08
CIK 848865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding as of October 27, 2005
Common Stock	330,705,322

ALLIED WASTE INDUSTRIES, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current Assets —
Cash and cash equivalents	$50.8	$68.0
Accounts receivable, net of allowance of $19.4 and $17.0	716.5	668.4
Prepaid and other current assets	88.4	81.9
Deferred income taxes	131.3	104.3

Total current assets	987.0	922.6
Property and equipment, net	4,207.3	4,129.9
Goodwill, net	8,196.7	8,202.0
Other assets, net	261.2	239.4

Total assets	$13,652.2	$13,493.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$244.5	$327.8
Accounts payable	515.6	582.8
Current portion of accrued capping, closure, post-closure and environmental costs	88.8	95.0
Accrued interest	128.3	140.3
Other accrued liabilities	383.1	390.1
Unearned revenue	226.5	220.7

Total current liabilities	1,586.8	1,756.7
Long-term debt, less current portion	6,910.6	7,429.2
Deferred income taxes	312.5	207.7
Accrued capping, closure, post-closure and environmental costs, less current portion	837.7	839.0
Other long-term obligations	617.0	656.4
Commitments and Contingencies
Stockholders’ Equity —
Series C senior mandatory convertible preferred stock, $0.10 par value, 6.9 million shares authorized, issued and outstanding, liquidation preference of $50.00 per share, net of $12 million of issuance costs	333.1	333.1
Series D senior mandatory convertible preferred stock, $0.10 par value, 2.4 million shares authorized, issued and outstanding, liquidation preference of $250.00 per share, net of $19 million of issuance costs	580.8	—
Common stock, $0.01 par value, 525 million authorized shares, 330.7 million and 317.5 million shares issued and outstanding	3.3	3.2
Additional paid-in capital	2,438.6	2,338.0
Accumulated other comprehensive loss	(68.1)	(69.4)
Retained earnings	99.9	—

Total stockholders’ equity	3,387.6	2,604.9

Total liabilities and stockholders’ equity	$13,652.2	$13,493.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts, unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Revenues	$4,266.8	$4,127.4	$1,476.9	$1,417.2
Cost of operations (exclusive of depreciation and amortization shown below)	2,788.0	2,608.7	970.4	910.6
Selling, general and administrative expenses	382.3	404.7	135.4	135.7
Depreciation and amortization	416.3	421.2	142.0	142.7

Operating income	680.2	692.8	229.1	228.2
Interest expense and other	457.7	611.8	127.5	140.4

Income before income taxes	222.5	81.0	101.6	87.8
Income tax expense	96.3	42.8	52.4	46.5
Minority interest	(0.7)	(2.9)	0.0	(4.2)

Income from continuing operations	126.9	41.1	49.2	45.5
Income (loss) from discontinued operations, net of tax	10.2	(9.2)	9.2	(1.4)

Net income	137.1	31.9	58.4	44.1
Dividends on preferred stock	(37.2)	(16.2)	(14.8)	(5.4)

Net income available to common shareholders	$99.9	$15.7	$43.6	$38.7

Basic EPS:
Continuing operations	$0.28	$0.08	$0.10	$0.13
Discontinued operations	0.03	(0.03)	0.03	(0.01)

Net income available to common shareholders	$0.31	$0.05	$0.13	$0.12

Weighted average common shares	326.0	314.8	329.3	315.6

Diluted EPS:
Continuing operations	$0.27	$0.08	$0.10	$0.13
Discontinued operations	0.03	(0.03)	0.03	(0.01)

Net income available to common shareholders	$0.30	$0.05	$0.13	$0.12

Weighted average common and common equivalent shares	329.3	319.0	332.5	319.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities —
Net income	$137.1	$31.9
Discontinued operations, net of tax	(10.2)	9.2
Adjustments to reconcile net income to cash provided by operating activities from continuing operations —
Provisions for:
Depreciation and amortization	416.3	421.2
Doubtful accounts	14.7	13.8
Accretion of debt and amortization of debt issuance costs	17.3	20.3
Deferred income taxes	79.3	20.7
Gain on sale of fixed assets	(3.0)	(4.8)
Non-cash change in interest rate swap contracts	—	(8.6)
Write-off of deferred debt issuance costs	13.5	25.6
Non-cash reduction in acquisition accruals	(22.6)	(8.4)
Non-cash asset impairment	4.5	—
Change in operating assets and liabilities, excluding the effects of purchase acquisitions—
Accounts receivable, prepaid expenses and other	(76.1)	(79.9)
Accounts payable, accrued liabilities, unearned revenue, stock option tax benefits and other	(78.8)	11.8
Capping, closure and post-closure provision and accretion	37.8	36.0
Capping, closure, post-closure and environmental expenditures	(57.2)	(50.8)

Cash provided by operating activities from continuing operations.	472.6	438.0

Investing activities —
Cost of acquisitions, net of cash acquired	(5.8)	(9.3)
Proceeds from divestitures, net of cash divested	5.4	46.8
Proceeds from sale of fixed assets	10.4	7.9
Capital expenditures, excluding acquisitions	(491.4)	(366.3)
Capitalized interest	(10.7)	(9.9)
Change in deferred acquisition costs, notes receivable and other	6.0	7.3

Cash used for investing activities from continuing operations	(486.1)	(323.5)

Financing activities —
Net proceeds from sale of Series D preferred stock	580.9	—
Net proceeds from sale of common stock	95.7	—
Proceeds from long-term debt, net of issuance costs	2,839.1	2,646.4
Payments of long-term debt	(3,467.6)	(3,085.3)
Payments of preferred stock dividend	(34.1)	(16.2)
Net change in disbursement account	(21.5)	(41.1)
Net proceeds from exercise of stock options and other	0.8	3.7

Cash used for financing activities from continuing operations	(6.7)	(492.5)

Cash provided by discontinued operations	3.0	—

Decrease in cash and cash equivalents	(17.2)	(378.0)
Cash and cash equivalents, beginning of period	68.0	444.7

Cash and cash equivalents, end of period	$50.8	$66.7

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
The Consolidated Financial Statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The December 31, 2004 balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States. The Consolidated Balance Sheet as of December 31, 2004 and the unaudited interim Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. We believe that the presentations and disclosures herein are adequate when read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2004. The Consolidated Financial Statements as of September 30, 2005, and for the nine and three months ended September 30, 2005 and 2004 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments (except as described below), necessary to fairly state the financial position and results of operations for such periods.
Historically, we have reported certain taxes imposed on landfill and transfer volumes as a reduction of revenue because they were viewed as pass through costs generally collected from customers. In addition, we reported a small but growing amount of administrative fees billed to customers as an offset to our administrative costs. Effective April 2005, we began recording all taxes that create direct obligations for us as operating expenses and recording administrative fees billed to our customers as revenue. This presentation is in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF Issue No. 99-19). The impact on prior period financial statements was not material. However, we opted to conform the prior year’s presentation of our revenues and expenses with the current year’s presentation by increasing revenue, cost of operations and selling, general and administrative expenses. Revenue, cost of operations and selling, general and administrative expenses increased by $112.6 million, $104.9 million and $7.7 million for the nine months ended September 30, 2004, respectively, and $39.5 million, $36.2 million and $3.3 million for the three months ended September 30, 2004, respectively. These adjustments had no impact on our consolidated operating income, net income, earnings per share, cash flows, or any balance sheet caption for any previous periods.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets held for sale —
During the first quarter of 2005, certain operations were classified as assets held for sale, which do not qualify as discontinued operations. These assets are a part of an asset group currently subject to a pending sale expected to close during the fourth quarter of 2005.
In the first quarter of 2005, we recorded a $3.7 million pre-tax impairment loss in cost of operations relating to these assets held for sale. Included in the provision for income taxes is a benefit of approximately $27 million recorded in the first quarter of 2005 related to the pending sale of the assets held for sale. Certain of these operations to be divested are being sold pursuant to a stock sale agreement. As a result, we recognized the tax basis in the stock of these operations in the first quarter of 2005, which previously could not be recognized under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (SFAS 109). The pending divestiture and expected use of the resulting capital loss for tax purposes required us to record the tax benefit.
At September 30, 2005, amounts related to assets held for sale included in other long-term assets total $13.5 million and include primarily accounts receivable, fixed assets and goodwill. Amounts related to assets held for sale included in other long-term liabilities at September 30, 2005, total $4.8 million.
The sale agreement related to this transaction was amended during the third quarter of 2005, and is pending final regulatory approval. The amendment did not result in a material adjustment to the amounts recorded in the first quarter of 2005.
Discontinued operations —
During the first half of 2004, we sold discontinued operations in Florida for net proceeds of approximately $41.7 million, which was used to repay debt. The results of operations, financial position and cash flows of these operations are reflected as discontinued operations in the accompanying consolidated financial statements and notes. In the third quarter of 2005, we also recognized a previously deferred gain of approximately $15.3 million ($9.2 million gain, net of tax). This deferred gain was attributable to a divestiture that occurred in 2003 where the acquirer had the right to sell the operations back to us for a period of time, thus constituting a form of continuing involvement on our part and precluded recognition of the gain in 2003. In the third quarter of 2005, these operations were sold to another third party and the put agreement was cancelled.
Results of operations for the discontinued operations were as follows (in millions):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004

Revenues	$—	$13.3	$—	$—

Income (loss) before tax	$1.7	$(3.3)	$—	$(2.5)
Gain on divestiture	15.3	3.8	15.3	0.0
Income tax expense (benefit)	6.8	9.7	6.1	(1.1)

Discontinued operations, net of tax	$10.2	$(9.2)	$9.2	$(1.4)

The nine months ended September 30, 2005 also included a $1.7 million pre-tax benefit resulting from a revision of our insurance liabilities related to divestitures previously reported as discontinued operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Included in the results for discontinued operations for the nine months ended September 30, 2004 was a gain of approximately $1.8 million ($8.5 million loss, net of tax) related to the assets divested during the first quarter of 2004. Also included in the results for discontinued operations for the nine months ended September 30, 2004 was a gain of $2.0 million ($1.2 million gain, net of tax) primarily as a result of purchase price adjustments. There were no related amounts recorded during the three months ended September 30, 2004. Included in the assets divested during the nine months ended September 30, 2004 was goodwill of $28.1 million. A portion of the goodwill allocated to the operations sold was non-deductible for tax purposes.
For the nine months ended September 30, 2004, we allocated $0.4 million of interest expense to discontinued operations, all of which was recorded in the first six months of 2004, based on a ratio of net assets to be sold to the sum of consolidated net assets plus consolidated debt in accordance with EITF No. 87-24, Allocation of Interest to Discontinued Operations. We did not allocate interest on debt that was directly attributable to other operations outside of the discontinued operations.
Interest expense capitalized —
We capitalize interest in connection with the construction of our landfill assets. Actual acquisition permitting and construction costs incurred related to landfill assets under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a landfill asset is complete and available for use.
During the nine months ended September 30, 2005 and 2004, we incurred gross interest expense (including payments under interest rate swap contracts) of $391.2 million and $460.9 million, respectively, of which $10.7 million and $9.9 million, respectively, was capitalized. During the three months ended September 30, 2005 and 2004, we incurred gross interest expense (including payments under interest rate swap contracts) of $126.3 million and $141.4 million, respectively, of which $3.6 million and $3.3 million, respectively, was capitalized.
Statements of cash flows —
The supplemental cash flow disclosures are as follows (in millions):

	Nine Months Ended September 30,
	2005	2004
Supplemental Disclosures -
Interest paid (net of amounts capitalized)	$391.5	$468.5
Income taxes paid (net of refunds)	36.1	35.1
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock-based compensation plans —
We account for our stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and the related interpretations, under which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Accordingly, we have recorded no compensation expense for stock options granted to employees during the nine and three months ended September 30, 2005 and 2004. SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, requires companies that do not elect to account for stock-based compensation as prescribed by this statement disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted.
If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro forma net income available to common shareholders, and pro forma net income available to common shareholders per share is as follows (in millions, except per share data):

		Nine Months Ended September 30,		Three Months Ended September 30,
		2005	2004	2005	2004
Net income available to common shareholders, as reported		$99.9	$15.7	$43.6	$38.7
Total stock-based employee compensation expense determined under fair value based method, net of tax		3.3	6.0	1.0	1.4

Net income available to common shareholders, pro forma		$96.6	$9.7	$42.6	$37.3

Basic earnings per share:	As reported	$0.31	$0.05	$0.13	$0.12
	Pro forma	0.30	0.03	0.13	0.12

Diluted earnings per share:	As reported	$0.30	$0.05	$0.13	$0.12
	Pro forma	0.29	0.03	0.13	0.12

In accordance with SFAS 123, the fair value of each option grant has been estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

		Nine Months Ended September 30,		Three Months Ended September 30,
		2005	2004	2005	2004
Risk free interest rate		3.2%	2.9%	3.2%	2.6%
Expected life		6 years	4 years	6 years	4 years
Dividend rate		0%	0%	0%	0%
Expected volatility		53%	64%	53%	64%

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently issued accounting pronouncements —
The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (FIN 47) in April 2005. The interpretation expands on the accounting guidance of SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143), providing clarification of the term, conditional asset retirement obligation, and guidelines for the timing of recording the obligation. We adopted SFAS 143 effective January 1, 2003. The interpretation is effective for fiscal years ending after December 15, 2005. FIN 47 is not expected to have a material impact on our consolidated financial statements.
SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes (APB No. 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28 was issued in May 2005. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on our financial position or results of operations except to the extent that the statement requires retrospective application in circumstances that would previously have been affected in the period of the change under APB No. 20.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award effective January 1, 2006. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS 123R is required to be implemented in the first quarter of 2006. We are currently evaluating the adoption alternatives and expect to complete our evaluation by the end of 2005. We anticipate adopting SFAS 123R under the modified prospective method, and we estimate the 2006 impact would be to decrease income from continuing operations by approximately $4.4 million, or approximately $0.01 per diluted share. These amounts represent the net of tax expense previously calculated under SFAS 123 for pro forma purposes for existing stock option awards that will vest in 2006. This amount does not reflect any new awards or modifications to existing awards that could occur in the future.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Property and Equipment
Maintenance and repair expenses charged to cost of operations for the nine and three months ended September 30, 2005 were $366.4 million and $127.1 million, respectively, and $346.0 million and $121.8 million for the same periods in 2004, respectively. We recognized net pre-tax gains on the disposal of fixed assets for the nine and three months ended September 30, 2005 of $3.0 million and $1.4 million, respectively, and $4.8 million and $0.1 million for same periods in 2004, respectively. We also recognized an impairment charge of approximately $4.5 million in the third quarter of 2005, primarily resulting from the Gulf Coast hurricanes.
The following tables show the activity and balances related to property and equipment from December 31, 2004 through September 30, 2005 (in millions):

	Property and Equipment
	Balance at			Acquisitions,	Transfers	Balance at
	December 31,	Capital	Sales and	net of	and	September 30,
	2004	Additions	Retirements	Divestitures	Other(1)	2005
Land and improvements	$461.7	$17.6	$(2.8)	$(0.5)	$(3.3)	$472.7
Land held for permitting as landfills	108.9	11.4	—	—	(8.1)	112.2
Landfills	3,680.9	190.3	(0.1)	3.7	36.0	3,910.8
Buildings and improvements	492.5	13.7	(8.6)	(0.5)	(5.2)	491.9
Vehicles and equipment	1,826.9	200.9	(40.5)	(0.5)	(10.5)	1,976.3
Containers and compactors	844.4	54.9	(7.6)	(0.9)	(2.2)	888.6
Furniture and office equipment	50.1	2.6	(0.7)	—	(0.3)	51.7

Total	$7,465.4	$491.4	$(60.3)	$1.3	$6.4	$7,904.2

	Accumulated Depreciation and Amortization
		Depreciation
	Balance at	and		Acquisitions,	Transfers	Balance at
	December 31,	Amortization	Sales and	net of	and	September 30,
	2004	Expense	Retirements	Divestitures	Other(1)	2005
Land and improvements	$(26.0)	$(4.3)	$0.1	$0.1	$(0.2)	$(30.3)
Landfills	(1,591.1)	(189.6)	—	—	—	(1,780.7)
Buildings and improvements	(128.1)	(19.0)	1.5	0.3	1.1	(144.2)
Vehicles and equipment	(1,032.7)	(135.5)	37.8	0.8	2.2	(1,127.4)
Containers and compactors	(523.1)	(62.4)	7.3	1.2	0.7	(576.3)
Furniture and office equipment	(34.5)	(4.4)	0.7	—	0.2	(38.0)

Total	$(3,335.5)	$(415.2)	$47.4	$2.4	$4.0	$(3,696.9)

Property and equipment, net	$4,129.9	$76.2	$(12.9)	$3.7	$10.4	$4,207.3

(1)	Relates primarily to capitalized interest and changes in our landfill retirement obligation asset for recognition of and adjustments to capping, closure and post-closure costs (see Note 7) and asset impairment resulting from the Gulf Coast hurricanes.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Goodwill and Intangible Assets
At least annually, we perform an assessment of goodwill impairment by applying a fair value based test to each of our reporting units, which we define as our nine geographic operating segments (see Note 11). Historically, we have not experienced impairment of our goodwill. Due to the organization structure changes that occurred subsequent to September 30, 2005, we now define our reporting units as five regions and we will perform our annual testing on this basis in the fourth quarter of 2005. The calculation of fair value is subject to judgments and estimates about future events. We estimate fair value based on projected net cash flows discounted using a weighted-average cost of capital (approximately 7.15% as of the fourth quarter of 2004). In addition, we consider an earnings multiple approach, enterprise value, and overall company market capitalization to evaluate the reasonableness of our discounted cash flows. The estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company. Also, we evaluate goodwill for impairment based on the fair value of each geographic operating segment; consequently, we may recognize an impairment in one or more segments even though our fair value test indicates no impairment in other segments or no impairment if a test were to be performed on the Company as a whole.
Our last annual impairment test was performed in the fourth quarter of 2004 and did not indicate an impairment. We may conduct an impairment test of goodwill more frequently than annually under certain conditions. For example, a significant adverse change in liquidity or the business environment, unanticipated competition, a significant adverse action by a regulator or a disposal of a significant portion of an operating segment could prompt an impairment test between annual assessments. No such events have occurred since the annual impairment test and we have not performed any subsequent evaluations. Market capitalization is generally considered to be an indicator of the recoverability of a company’s carrying value. Based on closing prices at September 30, 2005, our total market capitalization was greater than the book value of the Company as a whole. We will perform our annual assessment of goodwill impairment in the fourth quarter of 2005.
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
The following table shows the activity and balances related to goodwill by geographic operating segment from December 31, 2004 through September 30, 2005 (in millions):

	Balance as of				Balance as of
	December 31,				September 30,
	2004	Acquisitions	Divestitures	Adjustments	2005
Atlantic	$914.9	$0.3	$—	$(0.4)	$914.8
Great Lakes	1,097.7	0.1	—	(0.6)	1,097.2
Midstates	959.1	—	—	0.2	959.3
Mountain	650.7	—	—	(0.3)	650.4
North Central	1,193.5	—	—	(0.5)	1,193.0
Northeast	725.4	—	—	(2.8)	722.6
Pacific	726.1	—	—	(0.3)	725.8
Southeast	872.4	—	—	(0.4)	872.0
Southwest	1,062.2	0.1	(0.2)	(0.5)	1,061.6

Total	$8,202.0	$0.5	$(0.2)	$(5.6)	$8,196.7

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In addition, we have other amortizable intangible assets included in other assets that consist primarily of the following at September 30, 2005 (in millions):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Non-compete agreements	$10.2	$8.8	$1.4
Other	2.5	0.4	2.1

Total	$12.7	$9.2	$3.5

Amortization expense for the nine and three months ended September 30, 2005 was $0.9 million and $0.2 million, respectively, and $1.4 million and $0.4 million for the same periods in 2004, respectively. Based upon the amortizable assets recorded in the balance sheet at September 30, 2005, amortization expense for each of the next five years is estimated to decline from $1.1 million to $0.4 million.
4. Long-term Debt
Long-term debt at September 30, 2005 and December 31, 2004 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, the effect of interest rate swap contracts, amortization of deferred debt issuance cost and the amortization or accretion of discounts or premiums (in millions, except percentages).

	Debt Balance at		Effective Interest Rate
	September 30,	December 31,	September 30,		December 31,
	2005	2004	2005		2004
Revolving credit facility	$29.9	$—	8.50	%*	5.56	%*
Term loan B	—	1,162.9	—		6.07
Term loan C	—	245.4	—		6.05
Term loan D	—	147.2	—		5.85
2005 Term loan B	1,310.0	—	5.98		—
Receivables secured loan	225.7	209.9	4.81		3.32
7.88% senior notes due 2005	—	69.4	—		8.77
7.63% senior notes due 2006	—	600.0	—		7.99
6.38% senior notes due 2008	153.9	151.5	8.34		8.34
8.50% senior notes due 2008	750.0	750.0	8.78		8.78
8.88% senior notes due 2008	600.0	600.0	9.15		9.15
6.50% senior notes due 2010	350.0	350.0	6.76		4.80
5.75% senior notes due 2011	400.0	400.0	6.00		5.93
6.38% senior notes due 2011	275.0	275.0	6.63		6.60
9.25% senior notes due 2012	251.1	376.9	9.40		9.41
7.88% senior notes due 2013	450.0	450.0	8.09		8.09
6.13% senior notes due 2014	425.0	425.0	6.30		6.35
7.25% senior notes due 2015	600.0	—	7.42		—
9.25% debentures due 2021	96.0	95.8	9.47		9.48
7.40% debentures due 2035	291.6	289.9	8.03		8.03
10.00% senior subordinated notes due 2009	—	195.4	—		10.22
4.25% senior subordinated convertible debentures due 2034	230.0	230.0	4.34		4.33
7.38% senior unsecured notes due 2014	400.0	400.0	7.55		7.53
Solid waste revenue bond obligations, principal payable through 2031	293.8	306.1	6.51		5.21
Notes payable to banks, finance companies, and individuals, interest rates of 4.00% to 12.23%, and principal payable through 2014, secured by vehicles, equipment, real estate, accounts receivable or stock of certain subsidiaries	7.3	8.7	5.99	*	6.07	*
Obligations under capital leases of vehicles and equipment	12.0	13.5	9.13	*	9.30	*
Notes payable to individuals and a commercial company, interest rates of 6.00% to 9.50%, principal payable through 2010, unsecured	3.8	4.4	6.66	*	6.55	*

Total debt	7,155.1	7,757.0	7.21	*	7.18	*
Less: Current portion	244.5	327.8

Long- term portion	$6,910.6	$7,429.2

*	reflects weighted average rate

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accomplishments of financing plan —
     During the first quarter of 2005, we executed a multifaceted financing plan (the 2005 Financing Plan), which included:
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
The balance of the proceeds was used to pay premiums and fees and for general corporate purposes. Costs incurred to early extinguish debt during the nine months ended September 30, 2005 were $62.4 million. During the nine and three months ended September 30, 2004, we incurred $151.6 million and $4.8 million, respectively, of costs to early extinguish debt.
In addition, we refinanced our credit facility (the 2003 Credit Facility), which included modifying financial covenants, increasing the size of the Revolving Credit Facility and the Institutional Letter of Credit Facility by a combined $377 million, and lowering the interest margin paid on the term loan by 75 basis points and on the Revolving Credit Facility by 25 basis points.
Credit facility —
Our new credit facility is a senior secured credit facility (the 2005 Credit Facility) that includes at September 30, 2005: (i) $1.575 billion Revolving Credit Facility due January 2010 (the 2005 Revolver), (ii) a $1.310 billion Term Loan due January 2012 (the 2005 Term Loan), and (iii) a $495.0 million Institutional Letter of Credit Facility due January 2012. The proceeds of the 2005 Term Loan were used to repay previously outstanding Term Loans B, C, and D under the 2003 Credit Facility. Of the $1.575 billion available under the 2005 Revolver, the entire amount may be used to support the issuance of letters of credit.
At September 30, 2005, we had $29.9 million of borrowings outstanding and $400.3 million in letters of credit outstanding under the 2005 Revolver, leaving $1.145 billion capacity available under the 2005 Revolver. In addition, at September 30, 2005, we had $495.0 million in letters of credit outstanding under the Institutional Letter of Credit Facility and $1.310 billion of borrowings outstanding under the 2005 Term Loan.
The 2005 Credit Facility bears interest at (a) an Alternative Base Rate, or (b) an Adjusted LIBOR, both terms defined in the 2005 Credit Facility agreement, plus, in either case, an applicable margin based on our leverage ratio. Proceeds from the 2005 Credit Facility may be used for working capital and other general corporate purposes, including acquisitions.
We are required to make prepayments on the 2005 Credit Facility upon completion of certain transactions as defined in the 2005 Credit Facility, including asset sales and issuances of debt securities. Proceeds from these transactions are required to be applied to amounts due under the 2005 Credit Facility pursuant to the 2005 Credit Facility agreement. We are also required to make prepayments on the 2005 Credit Facility for 50% of any excess cash flows from operations, as defined in the 2005 Credit Facility agreement. There is also scheduled amortization on the Term Loan and Institutional Letter of Credit Facility, as required in the 2005 Credit Facility agreement.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Receivables secured loan —
We have an accounts receivable securitization program with two financial institutions that allows us to borrow up to $230 million on a revolving basis under agreements secured by receivables. The agreements include a 364-day liquidity facility and a three-year purchase commitment. Although we intend to renew the liquidity facility in May 2006 and do not expect to repay the amounts within the next twelve months, the loan is classified as a current liability because it has a contractual maturity of less than one year.
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
At September 30, 2005, we were in compliance with all financial and other covenants under our 2005 Credit Facility. We are not subject to any minimum net worth covenants. At September 30, 2005, Total Debt/EBITDA(1) ratio, as defined by the 2005 Credit Facility agreement, was 4.95 and our EBITDA(1)/Interest ratio was 2.39.

(1)	EBITDA, which is a non-GAAP measure, used for covenants, is calculated in accordance with the definition in the 2005 Credit Facility agreement. In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition, the 2005 Credit Facility restricts us from making certain types of payments, including dividend payments on our common and preferred stock. However, we are able to pay cash dividends on our Series C and Series D preferred stock.
All of our notes contain certain financial covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At September 30, 2005, we were in compliance with all applicable covenants.
Collateral —
Our 2005 Credit Facility is collateralized by the stock of substantially all of our subsidiaries and a security interest in substantially all of our assets. A portion of the collateral that collateralizes the 2005 Credit Facility is shared as collateral with the holders of our senior secured notes and debentures.
The senior secured notes and debentures are collateralized by the stock of substantially all of Browning-Ferris Industries, Inc. (BFI) subsidiaries along with certain other Allied subsidiaries and a security interest in the assets of BFI, its domestic subsidiaries and certain other Allied subsidiaries. As of September 30, 2005, the book value of the assets of the subsidiaries that serve as collateral for these notes and debentures was approximately $8.7 billion, which represents approximately 64% of our consolidated total assets.
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
We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. At September 30, 2005, approximately 77% of our debt was fixed and 23% had variable interest rates. We had no interest rate swap contracts at September 30, 2005.
Non-hedge accounting interest rate swap contracts —
We had certain interest rate swap contracts that we had elected not to apply hedge accounting to under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, in order to have flexibility to repay debt prior to maturity and to refinance debt when economically feasible. Following is a description of the accounting for these interest rate swap contracts.
De-designated interest rate swap contracts. All of our de-designated interest rate swap contracts had reached their contractual maturity by June 30, 2004 and therefore no amounts were recorded after June 30, 2004 for these swap contracts. Settlement payments and periodic changes in market values of our de-designated interest rate swap contracts were recorded as a gain or loss on derivative contracts included in interest expense and other in our consolidated statements of operations. During the nine months ended September 30, 2004, we recorded $15.2 million of net gain related to changes in market values and $15.3 million of settlement costs.
When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in accumulated other comprehensive loss (AOCL) at the time of de-designation are isolated and amortized over the remaining original hedged interest payment. For contracts de-designated, no balance remained in AOCL after June 30, 2004; therefore, no amortization expense was recorded after June 30, 2004. Amortization expense of $6.7 million for the nine months ended September 30, 2004 related to the accumulated losses in AOCL for interest rate swap contracts that were de-designated was recorded in interest expense and other.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair value interest rate swap contracts. We have used fair value interest rate swap contracts to achieve our targeted mix of fixed and floating rate debt. Settlement payments and periodic changes in market values of our fair value interest rate swap contracts were recorded as a gain or loss on derivative contracts included in interest expense and other in our consolidated statements of operations. We had no fair value interest rate swap contracts in place during the nine months ended September 30, 2005.
During the nine and three months ended September 30, 2004, we recorded $0.1 million and $8.7 million of net gain related to changes in market values and received net settlements of $6.1 million and $1.6 million, respectively.
6. Stockholders’ Equity
Series D mandatory convertible preferred stock —
In March 2005, we issued 2.4 million shares of Series D mandatory convertible preferred stock (Series D preferred stock), par value of $0.10 at $250 per share, through a public offering for net proceeds of approximately $581 million. The Series D preferred stock has a dividend rate of 6.25% and is mandatorily convertible on March 1, 2008. On the conversion date, each share of Series D preferred stock will automatically convert into shares of common stock based on the following conversion table:

Applicable Market Value of Common Shares	Conversion Rate
Less than or equal to $7.90	31.6456:1
Between $7.90 and $9.88	31.6456:1 to 25.3165:1
Equal to or greater than $9.88	25.3165:1
The Series D preferred stock is convertible into common stock at any time prior to March 1, 2008 at the option of the holder at a conversion rate of 25.3165 shares of common stock for one share of Series D preferred stock. Any time prior to March 1, 2008, the Series D preferred stock can be required to be converted, at a conversion rate of 25.3165 shares of our common stock for each share of our Series D preferred stock, at our option if the closing price of our common stock is greater than $14.81 for 20 days within a 30-day consecutive period. If we elect to convert the Series D preferred stock, we are required to pay the present value of the remaining dividend payments through and including March 1, 2008.
Accumulated other comprehensive loss —
The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholders’ equity are as follows (in millions):

	September 30,	December 31,
	2005	2004
Minimum pension liability adjustment, net of taxes of $45.5	$(68.1)	$(68.1)
Interest rate swap contracts designated, unrealized loss, net of taxes of $0.0 and $0.7	—	(1.3)

Accumulated other comprehensive loss	$(68.1)	$(69.4)

Comprehensive income —
The components of total comprehensive income are shown as follows (in millions):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Net income	$137.1	$31.9	$58.4	$44.1
Other comprehensive income:
Designated interest rate swap contracts gain net of tax effect of $0.7, $10.1, $0.0 and $2.8.	1.3	15.2	—	4.2
Reclassification to earnings for interest rate swap contracts, net of tax effect of $0.0, $2.4, $0.0 and $0.0	—	4.3	—	—

Total comprehensive income	$138.4	$51.4	$58.4	$48.3

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Landfill Accounting
Landfill accounting —
We have a network of 169 owned or operated active landfills with a net book value of approximately $2.1 billion at September 30, 2005. In addition, we own or have responsibility for 113 closed landfills.
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
Landfill assets —
The following is a rollforward of our investment in our landfill assets excluding land held for future permitting as landfills (in millions):

Net Book	Net Book Value		Capping,			Net Book
Value at	of Landfills	Landfill	Closure and			Value at
December 31,	Acquired, net of	Development	Post Closure	Landfill		September 30,
2004	Divestitures	Costs	Costs	Amortization	Other(1)	2005

$2,089.8	3.7	201.0	11.7	(189.6)	13.5	$2,130.1

(1)	Relates primarily to amounts transferred from land or land held for permitting as landfills to landfill (for projects that have met the criteria for probable expansion during 2005.)
We expensed approximately $189.6 million and $194.6 million, respectively, or an average of $3.15 and $3.33 per ton consumed, related to landfill amortization during the nine months ended September 30, 2005 and 2004, respectively. During the three months ended September 30, 2005 and 2004, we expensed approximately $66.9 million and $67.5 million, respectively, or an average of $3.19 and $3.30 per ton consumed, respectively, related to landfill amortization.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accretion expense for capping, closure and post-closure for the nine months ended September 30, 2005 and 2004 was $37.8 million and $36.0 million, respectively, or an average of $0.63 and $0.62 per ton consumed, respectively. During the three months ended September 30, 2005 and 2004, we recorded accretion expense of $12.6 million and $12.0 million, respectively, or an average of $0.60 and $0.59 per ton consumed, respectively. Changes in estimates of costs or disposal capacity are treated on a prospective basis for operating landfills and are recorded immediately in results of operations for fully incurred capping events and closed landfills.
Environmental liabilities arise from contamination at sites that we own or operate or third-party sites where we deliver or transport waste. These liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination as well as controlling and containing methane gas migration. In connection with evaluating these liabilities, we estimate a range of potential impacts and the most likely outcome. The recorded liabilities represent our estimate of the most likely outcome of the matters for which we have determined liability is probable. For these matters, we periodically evaluate the recorded liabilities as additional information becomes available to ascertain whether the accrued liabilities are adequate. We do not expect near-term adjustments to estimates will have a material effect on our consolidated liquidity, financial position or results of operations.
However, the estimation process requires assumptions about future events due to a number of uncertainties, including the extent of contamination, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. As noted above, because of these uncertainties we estimate a range of exposure for environmental liabilities. Using the high end of our estimate of the reasonably possible range, the outcome of these matters, which exclude capping, closure and post-closure costs, could result in approximately $20 million of additional liability.
The following table shows the activity and balances related to capping, closure and post-closure accruals for open and closed landfills and our environmental accruals from December 31, 2004 through September 30, 2005 (in millions):

	Balance at				Balance at
	December 31,	Charges to			September 30,
	2004	Expense	Other(1)	Payments	2005
Open landfills capping, closure, and post-closure accruals	$410.6	$25.7	$11.9	$(18.8)	$429.4
Closed landfills capping, closure, and post-closure accruals	218.6	12.1	—	(17.1)	213.6

Total capping, closure and post-closure accruals	629.2	37.8	11.9	(35.9)	643.0
Environmental accruals	304.8	—	—	(21.3)	283.5

Total	$934.0	$37.8	$11.9	$(57.2)	$926.5

(1)	Amounts consist primarily of amounts accrued for capping, closure and post-closure liability to landfill assets during the period.
8. Employee Benefit Plans
Components of net periodic benefit cost —
The following tables provide the components of net periodic benefit cost for the BFI Pension Plan and the supplemental executive retirement plan (SERP) (in millions):

	Nine Months Ended September 30,		Three Months Ended September 30,
BFI Pension Plan:	2005	2004	2005	2004
Service cost	$0.4	$0.8	$0.1	$0.2
Interest cost	15.5	15.7	5.1	5.3
Expected return on plan assets	(21.1)	(21.0)	(7.0)	(7.0)
Recognized net actuarial loss	5.1	5.7	1.7	1.9
Amortization of prior service cost	0.1	—	0.1	—

Net periodic benefit cost	$—	$1.2	$—	$0.4

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,		Three Months Ended September 30,
SERP:	2005	2004	2005	2004
Service cost	$0.8	$0.5	$—	$0.2
Interest cost	0.5	0.8	0.3	0.2
Recognized net actuarial gain	(0.1)	—	(0.1)	—
Curtailment	(0.7)	—	(0.3)	—
Amortization of prior service cost	1.6	1.8	0.8	0.6

Net periodic benefit cost	$2.1	$3.1	$0.7	$1.0

9. Net Income Per Common Share
Net income per common share is calculated by dividing net income less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in millions, except per share data):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Basic earnings per share computation:
Income from continuing operations	$126.9	$41.1	$49.2	$45.5
Less: Dividends on preferred stock	(37.2)	(16.2)	(14.8)	(5.4)

Income from continuing operations available to common shareholders	$89.7	$24.9	$34.4	$40.1

Weighted average common shares outstanding.	326.0	314.8	329.3	315.6

Basic earnings per share from continuing operations	$0.28	$0.08	$0.10	$0.13

Diluted earnings per share computation:
Income from continuing operations	$126.9	$41.1	$49.2	$45.5
Less: Dividends on preferred stock	(37.2)	(16.2)	(14.8)	(5.4)

Income from continuing operations available to common shareholders	$89.7	$24.9	$34.4	$40.1

Weighted average common shares outstanding	326.0	314.8	329.3	315.6
Dilutive effect of stock, stock options and contingently issuable shares	3.3	4.2	3.2	3.6

Weighted average common and common equivalent shares outstanding	329.3	319.0	332.5	319.2

Diluted earnings per share from continuing operations	$0.27	$0.08	$0.10	$0.13

In calculating earnings per share, we have not assumed conversion of the following securities into common shares since the effects of those conversions would not be dilutive common shares (in millions):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Stock options	17.5	9.8	17.2	10.1
Series C preferred stock	41.6	35.5	41.6	35.5
Series D preferred stock	54.3	—	72.3	—
Senior subordinated convertible debentures	11.3	6.7	11.3	11.3

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Commitments and Contingencies
Litigation —
We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for legal matters and regulatory compliance contingencies when such costs are probable and can be reasonably estimated. During the nine and three months ended September 30, 2005, we reduced our selling, general and administrative expenses by $22.1 million and $5.8 million, respectively, as a result of favorable developments related to accruals for legal matters, primarily established at the time of the BFI acquisition. Other than the securities law action and the landfill permitting matter discussed in the following paragraphs, we do not believe that matters in process at September 30, 2005 will have a material adverse effect on our consolidated liquidity, financial position or results of operations. See Tax Contingencies below for a discussion of our outstanding tax dispute with the Internal Revenue Service (IRS).
A consolidated amended class action complaint was filed against us and five of our current and former officers on March 31, 2005 in the U.S. District Court for the District of Arizona (the “Court”). The amended complaint consolidates three lawsuits previously filed on August 9, 2004, August 27, 2004, and September 30, 2004.
The amended complaint asserts claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaint alleges that from February 10, 2004 to September 13, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated results for fiscal year 2004. The lawsuits seek an unspecified amount of damages. On October 19, 2005, the Court heard oral arguments on a motion we have filed to dismiss the complaint. The motion has not been decided, and is currently under submission with the Court. We are defending the action vigorously. This action is in its early stages and we are not able to determine whether the outcome will have a material adverse effect on our consolidated results of operations or what an estimated range of loss, if any, might be.
In the normal course of conducting our landfill operations, we are involved in legal and administrative proceedings relating to the process of obtaining and defending the permits that allow us to operate our landfills.
In September 1999, neighboring parties and the county drainage district filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement, from an unrelated dispute years ago related to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (administrative expansion permit), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 4 million tons at September 30, 2005. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a judgment issued by a Texas state trial court in the civil lawsuit effectively revoked the administrative expansion permit that was granted by the TCEQ in 2001, which would require us to operate the landfill according to a prior permit granted in 1988. The Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the administrative expansion permit granted in 2001 and has not, as yet, ruled on the need for us to post a bond to do so. Operationally, if necessary, we will attempt to obtain bonding that would allow us to continue to operate the landfill as usual during the period of appeals. On October 28, 2005, the Texas Supreme Court denied review of the neighboring parties appeal of the administrative expansion permit thereby confirming that the TCEQ properly granted our expansion permit.
We are vigorously defending the civil litigation judgment in the Texas Court of Appeals and believe that the merits of our position will prevail. If the civil litigation appeal is not successful, the court has a number of possible remedies, some of which could result in the landfill becoming impaired and/or requiring us to incur costs to relocate waste to another landfill. Such remedies could result in charges of up to $65 million to our consolidated statement of operations. It is not known when the Texas Court of Appeals will decide the case.

Employment agreements —
We have entered into employment agreements with certain of our executive officers for periods up to two years. Under these agreements, in some circumstances, including a change in control, as defined in the employment agreements, we may be obligated to pay an amount up to three times the sum of the executive’s base salary and targeted bonus.
Also, in the event of a change in control, our executive officers may be entitled to a gross-up of certain excise taxes incurred, provided that the fair market value of our shares is at or greater than a specified price as of the date of the change in control. If an executive officer’s employment is terminated under certain circumstances, the executive may be entitled to continued medical, dental and/or vision coverage, continued vesting in PARSAP awards and restricted stock units, continued vesting and exercisability of the executive’s stock options, and continued coverage under our directors’ and officers’ liability insurance, among other matters. In addition, our executive officers may be entitled to retirement payments equal to up to 60% of their base salary, paid over a period of 10 years under our supplemental executive retirement plan.
We expect that certain modifications may be required to be made to the employment agreements, as well as to related compensation plans, programs, and arrangements, to comply with the provisions of Section 409A of the Internal Revenue Code of 1986, as amended. However, the IRS has not released final guidance on Section 409A, and it is not certain what modifications will be required. Under proposed regulations released by the IRS in September 2005, we will generally have until December 31, 2006 to amend documents to comply with Section 409A.
On September 19, 2005, we entered into an executive employment agreement with Mr. Edward Evans to serve as the Company’s Executive Vice President of Human Resources and Organizational Development for a term of two years. Under the employment agreement, Mr. Evans received 20,000 restricted stock units and options to acquire 150,000 shares of our stock at an exercise price of $8.20, all of which will vest equally over four years. In October 2005, we changed Mr. Evans’ title to Executive Vice President, Chief Personnel Officer.
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
At September 30, 2005, we had the following financial assurance instruments (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$642.4	$—	$—	$—	$642.4
Surety bonds	517.6	496.2	—	—	1,013.8
Trust deposits	81.1	—	—	—	81.1
Letters of credit(1)	497.4	46.2	243.2	108.5	895.3

Total	$1,738.5	$542.4	$243.2	$108.5	$2,632.6

(1)	At September 30, 2005 these amounts were issued under the 2005 Revolver and the Institutional Letter of Credit Facility under our 2005 Credit Facility.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Guarantees —
We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that relate to our activities prior to the divestiture and that may become known in the future. As of September 30, 2005, we estimate the contingent obligations associated with these indemnifications to be de minimus.
We have entered into agreements to guarantee property owners the value of certain property that is adjacent to certain landfills. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees have been accounted for in accordance with SFAS No. 5, Accounting for Contingencies, in the consolidated financial statements. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and were not significant during the nine months ended September 30, 2005 and 2004.
Tax contingencies —
We are subject to various federal, state and local tax rules and regulations. Although these rules are extensive and often complex, we are required to interpret and apply them to our transactions. Positions taken in tax filings are subject to challenge by taxing authorities. Accordingly, we may have exposure for additional tax liabilities if, upon audit, any positions taken are disallowed by the taxing authorities.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We also received a notification from the IRS proposing a penalty of $5.4 million relating to the asserted $23 million deficiency. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.
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
We continue to believe our position is well supported. If however, the capital loss deduction is fully disallowed, we estimate it could have a potential federal and state cash tax impact (excluding penalties) of up to $310 million, including the $23 million already paid, plus accrued interest through September 30, 2005 of approximately $96 million ($57 million net of tax benefit).
The potential tax and interest (but not penalties) impact of a full disallowance has been fully reserved on our consolidated balance sheet. With regard to tax and accrued interest through September 30, 2005, a disallowance would have minimal impact on our consolidated results of operations. The periodic accrual of additional interest charged through the time at which this matter is resolved will continue to affect our consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.
11. Segment Reporting
Our revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. We evaluate performance based on several factors, of which the primary financial measure is operating income before depreciation and amortization. Operating income before depreciation and amortization is not a measure of operating income, operating performance or liquidity under generally accepted accounting principles in the United States and may not be comparable to similarly titled measures reported by other companies. Consistent with our decentralized operating structure, our management uses operating income before depreciation and amortization in the evaluation of field operating performance as it represents operational cash flows and is a profit measure of components that are within the control of the operating units. The accounting policies of the business segments are the same as those described in the Organization and Summary of Significant Accounting Policies (See Note 1).
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tables below reflect information relating to our continuing operations of our geographic operating segments (in millions):
Revenues:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Atlantic	$421.6	$400.5	$144.8	$136.3
Great Lakes	432.3	428.4	150.9	148.0
Midstates	378.4	372.7	129.4	126.4
Mountain	447.7	418.2	155.6	142.9
North Central	512.0	497.2	179.1	174.3
Northeast	530.2	539.1	181.1	184.5
Pacific	605.3	566.9	211.6	202.5
Southeast	415.8	404.5	146.3	134.0
Southwest	488.2	469.5	165.7	158.4

Total reportable segments	4,231.5	4,097.0	1,464.5	1,407.3
Other (1)	35.3	30.4	12.4	9.9

Total per financial statements	$4,266.8	$4,127.4	$1,476.9	$1,417.2

(1)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a region basis.
Operating income before depreciation and amortization: (1)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Atlantic	$132.2	$138.8	$44.3	$45.0
Great Lakes	124.8	137.1	42.5	47.8
Midstates	113.9	131.0	36.8	42.4
Mountain	162.6	156.2	56.9	52.8
North Central	139.5	149.4	48.7	51.2
Northeast	110.8	111.9	35.1	36.0
Pacific	177.3	178.9	60.9	63.4
Southeast	95.4	113.6	26.0	35.0
Southwest	134.4	138.3	42.2	44.1

(1)	See the following table for the reconciliation to income from continuing operations before income taxes and minority interest per the consolidated statements of operations.
The reconciliation of reportable segment primary measure of profitability to income from continuing operations before income taxes and minority interest is as follows (in millions):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Total operating income before depreciation and amortization for reportable segments	$1,190.9	$1,255.2	$393.4	$417.7
Other(1)	(94.4)	(141.2)	(22.3)	(46.8)
Depreciation and amortization	(416.3)	(421.2)	(142.0)	(142.7)
Interest expense and other	(457.7)	(611.8)	(127.5)	(140.4)

Income from continuing operations before taxes and minority interest	$222.5	$81.0	$101.6	$87.8

(1)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a region basis.
Effective October 1, 2005, we have modified our field organizational structure. We reduced the number of regions from nine to five, and realigned some of our districts. Our results for the fourth quarter of 2005 will be presented under this revised structure and we will also conform prior period segment results in future filings to reflect this realignment beginning in the fourth quarter of 2005.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts of our total revenue from continuing operations attributable to services provided are as follows (in millions):

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Collection
Residential	$890.4	$872.5	$300.1	$293.5
Commercial	1,039.0	1,017.0	354.7	339.1
Roll-off(1)	934.9	904.4	327.6	314.8
Recycling	152.9	156.0	51.2	52.9

Total Collection	3,017.2	2,949.9	1,033.6	1,000.3
Disposal
Landfill	626.2	586.6	222.4	204.3
Transfer	331.3	320.1	116.2	118.6

Total Disposal	957.5	906.7	338.6	322.9

Recycling — Commodity	173.7	174.8	57.5	60.7

Other(2)	118.4	96.0	47.2	33.3

Total Revenues	$4,266.8	$4,127.4	$1,476.9	$1,417.2

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles. Roll-off containers are generally uncovered containers that range in size from 20 to 40 cubic yards.

(2)	Consists primarily of revenue from national accounts where the work has been subcontracted, revenue generated from waste transported via railway and revenue from liquid waste.
The revenues and operating income before depreciation and amortization reported as discontinued operations by geographic region are as follows (in millions):
Revenues:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Southeast	$—	$13.3	$—	$—

Operating income before depreciation and amortization:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Atlantic	$0.2	$—	$—	$—
Northeast	(0.1)	(0.2)	—	—
Southeast	(1.8)	(1.9)	—	(2.5)

Total reportable segments	$(1.7)	$(2.1)	$—	$(2.5)

12. Condensed Consolidating Financial Statements
The 7.88% senior notes due 2005, 7.63% senior notes due 2006, the 8.50% senior notes due 2008, the 8.88% senior notes due 2008, the 6.50% senior notes due 2010, the 5.75% senior notes due 2011, the 6.38% senior notes due 2011, the 9.25% senior notes due 2012, the 7.88% senior notes due 2013, the 6.13% senior notes due 2014, the 7.25% senior notes due 2015, the 10.00% senior subordinated notes due 2009, 4.25% senior subordinated convertible debentures due 2034, and the 7.38% senior unsecured notes due 2014 issued by Allied Waste North America, Inc. (Allied NA), (our wholly owned subsidiary), and certain debt issued by BFI are guaranteed by us. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are Condensed Consolidating Balance Sheets as of September 30, 2005 and December 31, 2004 and the related Condensed Consolidating Statements of Operations for the nine and three months ended September 30, 2005 and 2004 and Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 of Allied Waste Industries, Inc. (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries that are not guarantors (Non-guarantors).

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	September 30, 2005
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$0.2	$0.4	$47.0	$3.2	$—	$50.8
Accounts receivable, net	—	—	315.1	401.4	—	716.5
Prepaid and other current assets	—	0.2	70.6	36.9	(19.3)	88.4
Deferred income taxes	—	—	125.4	5.9	—	131.3

Total current assets	0.2	0.6	558.1	447.4	(19.3)	987.0
Property and equipment, net	—	4.5	4,180.1	22.7	—	4,207.3
Goodwill, net	—	—	8,124.3	72.4	—	8,196.7
Investment in subsidiaries	2,421.7	14,290.6	384.5	—	(17,096.8)	—
Other assets, net	—	97.8	32.5	1,207.7	(1,076.8)	261.2

Total assets	$2,421.9	$14,393.5	$13,279.5	$1,750.2	$(18,192.9)	$13,652.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$—	$18.8	$225.7	$—	$244.5
Accounts payable	—	0.3	509.9	5.4	—	515.6
Accrued closure, post-closure and environmental costs	—	—	13.7	75.1	—	88.8
Accrued interest	—	114.0	32.6	1.0	(19.3)	128.3
Other accrued liabilities	76.8	41.5	44.7	220.1	—	383.1
Unearned revenue	—	—	218.9	7.6	—	226.5

Total current liabilities	76.8	155.8	838.6	534.9	(19.3)	1,586.8
Long-term debt, less current portion	—	6,071.0	839.6	—	—	6,910.6
Deferred income taxes	—	—	322.5	(10.0)	—	312.5
Accrued closure, post-closure and environmental costs	—	—	387.1	450.6	—	837.7
Due to (from) parent	(1,060.8)	5,766.8	(4,671.2)	(34.8)	—	—
Other long-term obligations	18.3	—	1,584.2	92.2	(1,077.7)	617.0
Stockholders’ equity	3,387.6	2,399.9	13,978.7	717.3	(17,095.9)	3,387.6

Total liabilities and stockholders’ equity	$2,421.9	$14,393.5	$13,279.5	$1,750.2	$(18,192.9)	$13,652.2

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Nine Months Ended September 30, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$4,104.8	$162.0	$—	$4,266.8
Cost of operations	—	(0.4)	2,633.2	155.2	—	2,788.0
Selling, general and administrative expenses	16.2	—	356.1	10.0	—	382.3
Depreciation and amortization	—	—	411.3	5.0	—	416.3

Operating (loss) income	(16.2)	0.4	704.2	(8.2)	—	680.2
Equity in earnings of subsidiaries	(92.8)	(399.5)	(19.0)	—	511.3	—
Interest expense (income) and other	0.9	395.9	65.7	(4.8)	—	457.7
Intercompany interest expense (income)	(88.7)	78.4	67.1	(56.8)	—	—
Management fees	(3.8)	—	2.7	1.1	—	—

Income (loss) before income taxes	168.2	(74.4)	587.7	52.3	(511.3)	222.5
Income tax expense (benefit)	31.1	(189.6)	233.5	21.3	—	96.3
Minority interest	—	—	—	(0.7)	—	(0.7)

Net income (loss) from continuing operations	137.1	115.2	354.2	31.7	(511.3)	126.9
Discontinued operations, net of tax	—	—	10.2	—	—	10.2

Net income (loss)	137.1	115.2	364.4	31.7	(511.3)	137.1
Dividends on preferred stock	(37.2)	—	—	—	—	(37.2)

Net income (loss) available to common shareholders	$99.9	$115.2	$364.4	$31.7	$(511.3)	$99.9

	Three Months Ended September 30, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,410.4	$66.5	$—	$1,476.9
Cost of operations	—	—	918.6	51.8	—	970.4
Selling, general and administrative expenses	5.6	—	126.5	3.3	—	135.4
Depreciation and amortization	—	—	140.3	1.7	—	142.0

Operating (loss) income	(5.6)	—	225.0	9.7	—	229.1
Equity in earnings of subsidiaries	(41.6)	(131.2)	(6.6)	—	179.4	—
Interest expense (income) and other	0.3	106.9	22.1	(1.8)	—	127.5
Intercompany interest expense (income)	(33.1)	30.8	22.1	(19.8)	—	—
Management fees	(1.3)	—	1.0	0.3	—	—

Income (loss) before income taxes	70.1	(6.5)	186.4	31.0	(179.4)	101.6
Income tax expense (benefit)	11.7	(55.1)	83.4	12.4	—	52.4

Net income (loss) from continuing operations	58.4	48.6	103.0	18.6	(179.4)	49.2
Discontinued operations, net of tax	—	—	9.2	—	—	9.2

Net income (loss)	58.4	48.6	112.2	18.6	(179.4)	58.4
Dividends on preferred stock	(14.8)	—	—	—	—	(14.8)

Net income (loss) available to common shareholders	$43.6	$48.6	$112.2	$18.6	$(179.4)	$43.6

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Nine Months Ended September 30, 2004
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$3,984.8	$142.6	$—	$4,127.4
Cost of operations	—	(0.3)	2,473.0	136.0	—	2,608.7
Selling, general and administrative expenses	21.5	—	374.7	8.5	—	404.7
Depreciation and amortization	—	—	415.4	5.8	—	421.2

Operating (loss) income	(21.5)	0.3	721.7	(7.7)	—	692.8
Equity in earnings of subsidiaries	(6.5)	(377.6)	(21.3)	—	405.4	—
Interest expense (income) and other	0.7	550.7	65.2	(4.8)	—	611.8
Intercompany interest expense (income)	(62.4)	34.8	84.9	(57.3)	—	—
Management fees	(3.7)	—	2.7	1.0	—	—

Income (loss) before income taxes	50.4	(207.6)	590.2	53.4	(405.4)	81.0
Income tax expense (benefit)	18.5	(234.1)	236.0	22.4	—	42.8
Minority interest	—	—	—	(2.9)	—	(2.9)

Net income (loss) from continuing operations	31.9	26.5	354.2	33.9	(405.4)	41.1
Discontinued operations, net of tax	—	—	(9.2)	—	—	(9.2)

Net income (loss)	31.9	26.5	345.0	33.9	(405.4)	31.9
Dividends on preferred stock	(16.2)	—	—	—	—	(16.2)

Net income (loss) available to common shareholders	$15.7	$26.5	$345.0	$33.9	$(405.4)	$15.7

	Three Months Ended September 30, 2004
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,370.1	$47.1	$—	$1,417.2
Cost of operations	—	—	865.0	45.6	—	910.6
Selling, general and administrative expenses	6.1	—	126.7	2.9	—	135.7
Depreciation and amortization	—	—	140.9	1.8	—	142.7

Operating (loss) income	(6.1)	—	237.5	(3.2)	—	228.2
Equity in earnings of subsidiaries	(33.9)	(121.2)	(7.2)	—	162.3	—
Interest expense (income) and other	0.2	119.6	22.7	(2.1)	—	140.4
Intercompany interest expense (income)	(22.3)	15.3	23.0	(16.0)	—	—
Management fees	(1.2)	—	0.9	0.3	—	—

Income (loss) before income taxes	51.1	(13.7)	198.1	14.6	(162.3)	87.8
Income tax expense (benefit)	7.0	(54.0)	86.0	7.5	—	46.5
Minority interest	—	—	—	(4.2)	—	(4.2)

Net income (loss) from continuing operations	44.1	40.3	112.1	11.3	(162.3)	45.5
Discontinued operations, net of tax	—	—	(1.4)	—	—	(1.4)

Net income (loss)	44.1	40.3	110.7	11.3	(162.3)	44.1
Dividends on preferred stock	(5.4)	—	—	—	—	(5.4)

Net income (loss) available to common shareholders	$38.7	$40.3	$110.7	$11.3	$(162.3)	$38.7

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash provided by (used for) operating activities from continuing operations	$(96.4)	$(622.3)	$1,145.7	$45.6	$—	$472.6
Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	(0.4)	—	—	(0.4)
Proceeds from sale of fixed assets	—	—	10.4	—	—	10.4
Capital expenditures, excluding acquisitions	—	—	(484.0)	(7.4)	—	(491.4)
Capitalized interest	—	—	(10.7)	—	—	(10.7)
Change in deferred acquisitions costs, notes receivable and other	—	—	6.0	—	—	6.0

Cash used for investing activities from continuing operations	—	—	(478.7)	(7.4)	—	(486.1)

Financing activities —
Net proceeds from sale of Series D preferred stock	580.9	—	—	—	—	580.9
Proceeds from long-term debt, net of issuance costs	—	2,764.9	—	74.2	—	2,839.1
Payments of long-term debt	—	(3,323.8)	(85.5)	(58.3)	—	(3,467.6)
Payments of preferred stock dividend	(34.1)	—	—	—	—	(34.1)
Net change in disbursement account	—	—	(21.5)	—	—	(21.5)
Net proceeds from sale of common stock, exercise of stock options and other	96.5	—	—	—	—	96.5
Intercompany between issuer and subsidiary	(546.7)	1,181.9	(582.7)	(52.5)	—	—

Cash provided by (used for) financing activities from continuing operations	96.6	623.0	(689.7)	(36.6)	—	(6.7)

Cash provided by discontinued operations	—	—	3.0	—	—	3.0

Increase (decrease) in cash and cash equivalents	0.2	0.7	(19.7)	1.6	—	(17.2)
Cash and cash equivalents, beginning of period	—	(0.3)	66.7	1.6	—	68.0

Cash and cash equivalents, end of period	$0.2	$0.4	$47.0	$3.2	$—	$50.8

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months September 30, 2004
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash provided by (used for) operating activities from continuing operations	$(3.6)	$(729.5)	$1,151.8	$19.3	$—	$438.0
Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	37.5	—	—	37.5
Proceeds from sale of fixed assets			7.8	0.1	—	7.9
Capital expenditures, excluding acquisitions	—	—	(361.5)	(4.8)	—	(366.3)
Capitalized interest	—	—	(9.9)	—	—	(9.9)
Change in deferred acquisitions costs, notes receivable and other	—	—	7.3	—	—	7.3

Cash used for investing activities from continuing operations	—	—	(318.8)	(4.7)	—	(323.5)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	2,618.6	—	27.8	—	2,646.4
Payments of long-term debt	—	(3,043.3)	(4.1)	(37.9)	—	(3,085.3)
Payments of preferred stock dividend	(16.2)	—	—	—	—	(16.2)
Net change in disbursement account	—	—	(41.1)	—	—	(41.1)
Net proceeds from exercise of stock options and other	3.7	—	—	—	—	3.7
Intercompany between issuer and subsidiary	16.2	1,154.9	(1,169.5)	(1.6)	—	—

Cash provided by (used for) financing activities from continuing operations	3.7	730.2	(1,214.7)	(11.7)	—	(492.5)

Increase (decrease) in cash and cash equivalents	0.1	0.7	(381.7)	2.9	—	(378.0)
Cash and cash equivalents, beginning of period	0.1	3.2	439.0	2.4	—	444.7

Cash and cash equivalents, end of period	$0.2	$3.9	$57.3	$5.3	$—	$66.7

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
Executive Summary
Our business is characterized by a relatively stable customer base. We provide the basic service of collection and disposal of non-hazardous solid waste that is essential to our customers’ needs. Competition is driven by local economic and demographic factors as well as fluctuations in capacity utilization, in both the collection and landfill business. Generally, volume and price changes over the past three years have been within three percent, positive or negative. Customer service satisfaction levels industry-wide are very high since the collection customer has a very low tolerance for poor service.
The stability of our customer base generally drives our operating costs. Labor costs are the most significant of our operating costs, due to our extensive workforce. The direct cost of disposing of waste at third-party sites is the next most significant of our operating costs. The cost of disposal of waste at our own landfills is included in individual landfill related operating cost line items. Repair and maintenance costs are also significant and directly relate to our collection and landfill vehicles and equipment that we operate to service our customers. Our selling, general and administrative costs are largely predictable since salaries and management incentive compensation represent the most significant part of our selling, general and administrative costs. Depreciation and amortization is split almost evenly between depreciation of the vehicles and equipment, including containers and compactors, used in our operations and the amortization of our landfill assets. In recent years, our operating costs, particularly fuel, repairs and maintenance, landfill operating costs and transportation, have grown more quickly than our revenues, contributing to declining operating margins.
We invest a significant amount of capital to support the ongoing operations of our landfill and collection business. Landfills are highly engineered, sophisticated facilities similar to civil works. Each year we invest capital at our 169 active landfills to ensure sufficient capacity to receive the waste volume we handle. In addition, we have approximately 12,800 collection vehicles and over 100,000 containers to serve our collection customers. They endure rough conditions each day and must be routinely maintained and replaced.
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
Beginning in 2005, we started a plan to increase our capital investment to an annual rate of approximately $700 million for each of the next three years. During the nine months ended September 30, 2005, we invested $491.4 million of capital, including $207.9 million during the third quarter, into the business (see Note 2, Property and Equipment, for detail by fixed asset category). We believe we remain on track to reach our projection of $700 million of capital investment for the full year. Although we expect to continue to use our excess cash flow to repay debt, it may be at lower levels over this three-year period.

We remain committed to our long-term strategy of reducing our debt balance until we reach credit ratios that we believe will allow us to benefit from an investment grade-like cost of capital. As this occurs, we believe the relative cost of debt and interest expense should decline. Upon achieving optimal credit ratios, we should have the opportunity to choose the best use of any excess cash flow: further repay debt, pay a dividend to the extent permitted by our debt agreements, repurchase stock or reinvest in growing the size of our company. We may take advantage of opportunities that arise to accelerate the de-leveraging process as long as the opportunities meet our need to maintain our competitive strength.
Beginning in the fourth quarter of 2005, we realigned our operating organization by reducing the number of regions from nine to five, and realigned some of our districts. As a result of these actions, we estimate severance costs related to the realignment will amount to approximately $1.6 million, of which $0.7 million was recorded to selling, general and administrative expense in the third quarter of 2005.
Results of operations. Income from continuing operations for the three months ended September 30, 2005 increased to $49.2 million from $45.5 million in the same period a year ago and increased to $126.9 million from $41.1 million for the nine months ended September 30, 2005 in the same period a year ago. The increase for both periods is primarily a result of reduced interest expense due to debt balance and interest rate reductions. The nine months increase also includes the impact of an income tax benefit amounting to approximately $27.0 million relating to the pending disposition of an operation recorded in the first quarter of 2005.
Operating income for the three months ended September 30, 2005 increased by $0.9 million over the comparative period a year ago, as a result of an increase in revenues, along with reductions in selling, general and administrative expenses and depreciation and amortization expense, that exceeded an increase in cost of operations. For the nine months ended September 30, 2005, operating income decreased by $12.6 million over the same period a year ago, as a result of increased cost of operations partially offset by increased revenues, reduced selling, general and administrative expenses and reduced depreciation and amortization expense.
Internal revenue grew by 4.8% for the third quarter and was driven by increases in price per unit of approximately 3.0%, including fuel recovery fees, and volume increases of approximately 1.8%. During the nine months ended September 30, 2005, internal revenue growth was 3.8%, including increases in price per unit of approximately 1.3%, including fuel recovery fees, and volume increases of approximately 2.5%.
General
Revenues. We generate revenues primarily from fees charged to customers for waste collection, transfer, recycling and disposal services. We consider our core business to be our collection, transfer and landfill operations. We also generate revenue from the sale of recycled commodities.
Historically, we have reported certain taxes imposed on landfill and transfer volumes as a reduction of revenue because they were viewed as pass through costs generally collected from customers. In addition, we reported a small but growing amount of administrative fees billed to customers as an offset to our administrative costs. Effective April 2005, we began recording all taxes that create direct obligations for us as operating expenses and recording fees billed to our customers as revenue. This presentation is in accordance with EITF Issue No. 99-19. The impact on prior period financial statements was not material. However, we opted to conform our prior year presentations by increasing revenue, cost of operations and selling, general and administrative expenses. Revenue, cost of operations and selling, general and administrative expenses increased by $112.6 million, $104.9 million and $7.7 million for the nine months ended September 30, 2004, respectively, and $39.5 million, $36.2 million and $3.3 million for the three months ended September 30, 2004, respectively. These adjustments had no impact on our consolidated operating income, net income, earnings per share, cash flows, or any balance sheet caption for any previous period.

We record revenue as services are provided, with revenue deferred in instances where services are billed in advance of the service being provided. The following table shows our total reported revenues by service line. Intercompany revenues have been eliminated.
Revenues by service line (in millions):

	Nine Months Ended		Three Months Ended
	September 30,		September 30
	2005	2004	2005	2004
Collection
Residential	$890.4	$872.5	$300.1	$293.5
Commercial	1,039.0	1,017.0	354.7	339.1
Roll-off(1)	934.9	904.4	327.6	314.8
Recycling	152.9	156.0	51.2	52.9

Total Collection	3,017.2	2,949.9	1,033.6	1,000.3

Disposal
Landfill	626.2	586.6	222.4	204.3
Transfer	331.3	320.1	116.2	118.6

Total Disposal	957.5	906.7	338.6	322.9

Recycling — Commodity	173.7	174.8	57.5	60.7

Other(2)	118.4	96.0	47.2	33.3

Total Revenues	$4,266.8	$4,127.4	$1,476.9	$1,417.2

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles. Roll-off containers are generally uncovered containers that range in size from 20 to 40 cubic yards.

(2)	Consists primarily of subcontracted revenue, revenue generated from long-haul railway transportation and revenue from liquid waste.
At September 30, 2005, we had operations in 129 major markets in 37 states. We operate only in the United States and Puerto Rico. As of September 30, 2005 our operations were organized in nine geographic regions and are not concentrated in any one geographic region. Our regional teams focus on developing local markets in which we can achieve the greatest level of internalization and operating efficiency. As a result, we may choose to not operate in a market where our business objectives cannot be met.
Effective October 1, 2005, we have modified our field organizational structure. We reduced the number of regions from nine to five, and realigned some of our districts. Our results for the fourth quarter of 2005 will be presented under this revised structure and we will also conform prior period segment results in future filings to reflect this realignment beginning in the fourth quarter of 2005.
The following table shows our revenues by the nine geographic regions in which we were organized at September 30, 2005, in total and as a percentage of total revenues.
Revenues by region(1) (in millions, except percentages):

	Nine Months Ended September 30,
	2005		2004
Atlantic	$421.6	9.9%	$400.5	9.7%
Great Lakes	432.3	10.1	428.4	10.4
Midstates	378.4	8.9	372.7	9.0
Mountain	447.7	10.5	418.2	10.1
North Central	512.0	12.0	497.2	12.0
Northeast	530.2	12.4	539.1	13.1
Pacific	605.3	14.2	566.9	13.7
Southeast	415.8	9.8	404.5	9.8
Southwest	488.2	11.4	469.5	11.4
Other(2)	35.3	0.8	30.4	0.8

Total Revenues	$4,266.8	100.0%	$4,127.4	100.0%

	Three Months Ended September 30,
	2005		2004
Atlantic	$144.8	9.8%	$136.3	9.6%
Great Lakes	150.9	10.2	148.0	10.4
Midstates	129.4	8.8	126.4	8.9
Mountain	155.6	10.6	142.9	10.1
North Central	179.1	12.1	174.3	12.3
Northeast	181.1	12.3	184.5	13.0
Pacific	211.6	14.3	202.5	14.3
Southeast	146.3	9.9	134.0	9.5
Southwest	165.7	11.2	158.4	11.2
Other(2)	12.4	0.8	9.9	0.7

Total Revenues	$1,476.9	100.0%	$1,417.2	100.0%

(1)	See discussion in Note 11 to our consolidated financial statements.

(2)	Amounts relate primarily to our subsidiaries that provide services throughout the organization.
Operating expenses. Cost of operations includes labor and related benefits, which includes salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment, and containers, including related labor and benefit costs; transportation and subcontractor costs which include costs for independent haulers who transport our waste to disposal facilities; cost of goods sold which include material costs paid to suppliers associated with recycling commodities; fuel which includes the cost of fuel, net of fuel credits; disposal and franchise fees and taxes consisting of landfill taxes, municipal franchise fees, host community fees and royalties; landfill operating costs which include landfill accretion, financial assurance, leachate disposal and other landfill maintenance costs; risk management which includes casualty insurance premiums and claims; and other which includes expenses such as facility operating costs, equipment rent, and gains or losses on sale of assets used in our operations. The following tables provide the components of our operating costs and as a percentage of revenues (in millions, except percentages):

	Nine Months Ended September 30,
	2005		2004
Labor and related benefits	$833.3	19.5%	$804.6	19.5%
Transfer and disposal costs	371.1	8.7	372.6	9.0
Maintenance and repairs	366.4	8.6	345.9	8.4
Transportation and subcontractor costs	331.9	7.8	299.1	7.2
Cost of goods sold	35.0	0.8	36.8	0.9
Fuel	173.0	4.1	123.5	3.0
Disposal and franchise fees and taxes	264.7	6.2	254.0	6.2
Landfill operating costs	113.8	2.7	106.6	2.6
Risk management	133.2	3.1	125.3	3.0
Other	165.6	3.8	140.3	3.4

Total operating expenses	$2,788.0	65.3%	$2,608.7	63.2%

	Three Months Ended September 30,
	2005		2004
Labor and related benefits	$284.1	19.2%	$272.0	19.2%
Transfer and disposal costs	127.7	8.6	130.8	9.2
Maintenance and repairs	127.1	8.6	121.8	8.6
Transportation and subcontractor costs	120.8	8.2	106.8	7.5
Cost of goods sold	11.4	0.8	12.7	0.9
Fuel	66.1	4.5	43.1	3.0
Disposal and franchise fees and taxes	93.1	6.3	89.2	6.3
Landfill operating costs	38.8	2.6	39.6	2.8
Risk management	44.3	3.0	40.7	3.0
Other	57.0	3.9	53.9	3.8

Total operating expenses	$970.4	65.7%	$910.6	64.3%

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

	Nine Months Ended September 30,
	2005		2004
Salaries	$242.0	5.7%	$232.0	5.6%
Rent and office costs	30.3	0.7	31.5	0.8
Professional fees	37.4	0.9	52.6	1.3
Provision for doubtful accounts	14.7	0.3	13.8	0.3
Other	57.9	1.4	74.8	1.8

Total selling, general and administrative expenses	$382.3	9.0%	$404.7	9.8%

	Three Months Ended September 30,
	2005		2004
Salaries	$80.6	5.5%	$70.3	5.0%
Rent and office costs	10.3	0.7	10.4	0.7
Professional fees	12.3	0.8	19.8	1.4
Provision for doubtful accounts	8.4	0.6	6.9	0.5
Other	23.8	1.6	28.3	2.0

Total selling, general and administrative expenses	$135.4	9.2%	$135.7	9.6%

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
Statement of Operations Data:

	Three Months Ended September 30,
	2005		2004
Revenues	$1,476.9	100.0%	$1,417.2	100.0%
Cost of operations	970.4	65.7	910.6	64.3
Selling, general and administrative expenses	135.4	9.2	135.7	9.6
Depreciation and amortization	142.0	9.6	142.7	10.0

Operating income	229.1	15.5	228.2	16.1
Interest expense and other	127.5	8.6	140.4	9.9

Income before income taxes	101.6	6.9	87.8	6.2
Income tax expense	52.4	3.6	46.5	3.3
Minority interest	0.0	0.0	(4.2)	(0.3)

Income from continuing operations	49.2	3.3	45.5	3.2
Discontinued operations, net of tax	9.2	0.7	(1.4)	(0.1)

Net income	58.4	4.0	44.1	3.1
Dividends on preferred stock	(14.8)	(1.0)	(5.4)	(0.4)

Net income available to common shareholders	$43.6	3.0%	$38.7	2.7%

	Nine Months Ended September 30,
	2005		2004
Revenues	$4,266.8	100.0%	$4,127.4	100.0%
Cost of operations	2,788.0	65.3	2,608.7	63.2
Selling, general and administrative expenses	382.3	9.0	404.7	9.8
Depreciation and amortization	416.3	9.8	421.2	10.2

Operating income	680.2	15.9	692.8	16.8
Interest expense and other	457.7	10.7	611.8	14.8

Income before income taxes	222.5	5.2	81.0	2.0
Income tax expense	96.3	2.2	42.8	1.0
Minority interest	(0.7)	0.0	(2.9)	0.0

Income from continuing operations	126.9	3.0	41.1	1.0
Discontinued operations, net of tax	10.2	0.2	(9.2)	(0.2)

Net income	137.1	3.2	31.9	0.8
Dividends on preferred stock	(37.2)	(0.9)	(16.2)	(0.4)

Net income available to common shareholders	$99.9	2.3%	$15.7	0.4%

Three and Nine Months Ended September 30, 2005 and 2004:
Revenues. Revenues increased 4.2% and 3.4% in the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. Following is a summary of the change in revenues (in millions):

	Three Months	Nine Months
Reported revenues for the period ended September 30, 2004	$1,417.2	$4,127.4
Core business internal growth(1)
Increase from average base per unit price change	15.2	3.5
Increase from fuel recovery fees	24.3	47.3
Increase from volume change	23.7	96.1
Net divested revenues and adjustments	(3.7)	(20.8)
Increase in commodity and other non-core revenues	0.2	13.3

Reported revenues for the period ended September 30, 2005	$1,476.9	$4,266.8

(1)	Represents revenues from collection, transfer and landfill services on a same store basis.
Overall, revenues in our core collection and disposal business increased for the three and nine months ended September 30, 2005 as compared to the same periods in 2004. Within the collection line of business, commercial, residential and roll-off revenues increased for both the three and nine months ended September 30, 2005. In the disposal business, a slight decrease in transfer revenues for the third quarter of 2005 was more than offset by an increase in landfill revenues. For the nine months ended September 30, 2005, landfill and transfer revenues both increased. Total revenues include revenues related to the assets held for sale group expected to be divested during the fourth quarter of 2005. The annualized impact on revenues related to this group is approximately $37.0 million.
Revenue growth relating to our average price per unit on same store core business was $39.5 million and $50.8 million for the three and nine months ended September 30, 2005, respectively. The average per unit price change for the three and nine months ended September 30, 2005 of 3.0% and 1.3% reflects positive contributions from both the collection and disposal lines of business. Fuel recovery fees represented $24.3 million and $47.3 million of the growth for the three and nine months ended September 30, 2005, respectively. We anticipate these fees could approximate $80 million for the year ending December 31, 2005 based on the price of diesel fuel as of September 30, 2005. In the future, the fuel recovery fee may decline if the price of fuel declines.
Internal volume growth for the three and nine months ended September 30, 2005 was 1.8% and 2.5%, respectively. For the three and nine months ended September 30, 2005, we experienced growth in volume in both our collection and disposal lines of business. The growth in our volume reflects an overall improvement in the economy, increases in special waste jobs, as well as more effective sales practices. The volume increase also reflects the impact of hurricane debris clean-up jobs resulting from the Gulf Coast hurricanes. One of our special waste jobs, a large dredging project in the State of Washington, was temporarily suspended during the second quarter of 2005 as planned. The dredging project resumed during the third quarter of 2005, but at a lower volume level than previously received during the last half of 2004.
Non-core revenues decreased for the three months ended September 30, 2005, reflecting the decrease in recycling revenue which resulted from decreases in both price and volume. For the nine months ended September 30, 2005, non-core revenues increased reflecting an increase in other revenues, offsetting the slight decrease in recycling.
Cost of operations. Cost of operations increased 6.6% and 6.9% in the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. The increase for both periods primarily reflects the impact of inflation on overall costs and the increases in cost associated with increased volume. The impact is evident in our labor costs, transportation and subcontractor costs, fuel costs, and maintenance and repairs.
Labor, which represents about 30% of the cost of operations, increased approximately 4% in these periods but as a percentage of revenue remained constant between the three and nine months ended September 30, 2005 as compared to the same periods in 2004. Increases in labor and benefits costs were effectively mitigated through actively managing personnel levels. Year over year inflationary cost increases in compensation and benefits were offset by a reduction in personnel levels compared to the second quarter of 2004.
Fuel cost represented approximately 6% of the cost of operations for both the three and nine months ended September 30, 2005. Fuel cost increased by 53% or $23.0 million and 40% or $49.5 million for the three and nine months ended September 30, 2005 over the comparable periods in 2004.
Transportation and subcontractor costs increased by 13% or $14.0 million and 11% or $32.8 million in the three and nine months ended September 30, 2005, respectively. Subcontractor costs reflect the Louisiana brush and debris clean-up job subcontracted to a third party, along with the impact of higher fuel costs passed on from sub-contractors. Moving waste longer distances for disposal in some areas impacted our transportation costs.
Maintenance and repairs increased 4% or $5.3 million and 6% or $20.5 million in the three and nine months ended September 30, 2005, respectively. Maintenance and repairs expense has remained constant at approximately 8.6% of revenue for each of the quarters in 2005, and the third quarter of 2005 was comparable to the third quarter of 2004.
Risk management expense increased 9% or $3.6 million and 6% or $7.9 million for the three and nine months ended September 30, 2005, respectively, primarily due to adverse property and casualty experience.
The increase in cost of operations for the three and nine months also includes approximately $6.0 million of costs incurred in the third quarter of 2005 as a result of the Gulf Coast hurricanes, of which $4.0 million was for asset impairment charges related to lost or damaged equipment and facilities in the hurricane areas. Cost of operations for the nine months ended September 30, 2005 includes $8.3 million of expense recorded in the second quarter of 2005 for an increase in insurance accruals related to increased liabilities associated with specific accidents that occurred in 2002 and an impairment expense of $3.7 million on assets held for sale recorded in the first quarter of 2005. These assets held for sale are part of an asset group currently subject to a pending sale.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased 0.3% and 5.5% in the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. The decrease for both periods includes a decrease in professional fees partially offset by an increase in salaries. In 2004, salaries included lower accruals for certain incentive compensation. Professional fees decreased by 38% in the third quarter and 29% for the nine months ended September 30, 2005. The professional fees in 2004 primarily related to the development of our best practices initiative and Sarbanes-Oxley 404 implementation. In 2005, we also recorded reversals of legal accruals of approximately $5.8 million resulting from favorable settlements. Selling, general and administrative expenses for the three and nine months ended September 30, 2005 include approximately $4.0 million of costs incurred in the third quarter of 2005 as a result of the Gulf Coast hurricanes.
The decrease in selling, general and administrative expenses for the nine months ended September 30, 2005 also includes a $16.3 million non-cash benefit for the reversal of litigation reserves related to certain legal matters recorded in the second quarter of 2005. The majority of the decrease is the result of a favorable ruling by the Supreme Court of Puerto Rico with respect to a proceeding involving BFI that had been pending on appeal since 2000, which ruling in the Company’s favor is currently subject to a plaintiff’s motion for reconsideration. It is not known when the Supreme Court of Puerto Rico will rule on the plaintiff’s motion for reconsideration.
Depreciation and amortization. Depreciation and amortization decreased 0.4% and 1.2% in the three and nine months ended September 30, 2005 as compared to the same periods in 2004. The decrease for both periods primarily relates to the decrease in landfill amortization expense, as a result of decreased amortization rates driven by landfill expansions, partially offset by increased volumes.

Interest expense and other. Interest expense and other decreased by 9.3% and 25.2% in the three and nine months ended September 30, 2005 as compared to the same periods in 2004. Following are the components of interest expense and other (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest Expense and Other —
Interest expense, gross	$126.3	$143.0	$391.2	$451.8
Cash settlement on non-hedge accounting interest rate swap contracts	—	(1.6)	—	9.1
Interest income	(0.6)	(0.3)	(2.5)	(2.1)
Interest capitalized for development projects	(3.6)	(3.3)	(10.7)	(9.9)
Accretion of debt and amortization of debt issuance costs	5.4	6.5	17.3	20.3
Non-cash gain on non-hedge accounting interest rate swap contracts	—	(8.7)	—	(15.3)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	—	—	—	6.7
Costs incurred to early extinguish debt	—	4.8	62.4	151.6
Interest expense allocated to discontinued operations	—	—	—	(0.4)

Interest expense and other from continuing operations	$127.5	$140.4	$457.7	$611.8

The decrease in gross interest expense is attributable primarily to the repayment of debt from our continued de-leveraging strategy and the refinancing of debt at lower interest rates. In connection with the completion of the transactions included in the 2005 Financing Plan, we expensed $62.4 million of costs to early extinguish and refinance debt during the nine months ended September 30, 2005, respectively. We incurred $4.8 million and $151.6 million of costs for similar activities during the three and nine months ended September 30, 2004, respectively.
Taxes on income. The effective rate for the three months ended September 30, 2005 and 2004 was 51.5% and 50.5%, respectively. The provision for income taxes for the nine months ended September 30, 2005 includes a benefit of approximately $27 million recorded in the first quarter relating to the pending sale of operations. If the sale of these operations does not close, we will have to reverse this benefit.
The sale agreement relating to these operations was amended during the third quarter of 2005 and is pending final regulatory approval. The current amendment did not result in a material adjustment to the amounts recorded in the first quarter of 2005.
Discontinued operations. There were no divestitures during the first nine months of 2005 which have been treated as discontinued operations. However, for the three and nine months ended September 30, 2005, discontinued operations includes a previously deferred gain of approximately $15.3 million ($9.2 million gain, net of tax). This deferred gain was attributable to a divestiture that occurred in 2003 where the acquirer had the right to sell the operations back to us for a period of time, thus constituting a form of continuing involvement on our part and precluded recognition of the gain in 2003. In the third quarter of 2005, these operations were sold to another third party and the put agreement was cancelled. The nine months ended September 30, 2005 also included a $1.7 million of pre-tax benefit resulting from a revision of our insurance liabilities related to divestitures previously reported as discontinued operations.
For the three and nine months ended September 30, 2004, discontinued operations included a net after tax-loss of approximately $1.4 million ($2.5 million pre-tax loss) and a net after-tax loss of approximately $9.2 million ($0.5 million pre-tax gain), respectively, for the divestiture of certain operations in Florida.
Dividends on preferred stock. Dividends on preferred stock were $14.8 million and $5.4 million for the third quarter of 2005 and 2004, respectively, and $37.2 million and $16.2 million for the nine months ended September 30, 2005 and 2004, respectively. The increase of $9.4 million and $21.0 million for the three and nine months ended September 30, 2005, respectively, is a result of the 6.25% dividends payable in cash for the Series D mandatory convertible preferred stock issued in March 2005. Dividends on preferred stock also include the 6.25% dividends payable in cash for the Series C mandatory convertible preferred stock issued in April 2003.

Liquidity and Capital Resources
During the nine months ended September 30, 2005, we generated operating cash flows of $472.6 million. We generally meet operational liquidity needs with operating cash flow. Our liquidity needs are primarily for capital expenditures for vehicles, containers and landfill development, debt service costs, scheduled debt maturities and capping, closure, post-closure and environmental expenditures.
When we cannot meet our liquidity needs with operating cash flow, we meet those needs with borrowings under our 2005 Credit Facility. We have a $1.575 billion commitment until 2010 under our 2005 Credit Facility, which we believe is adequate to meet our liquidity needs based on current conditions. At September 30, 2005, we had $29.9 million of loans outstanding and $400.3 million in letters of credit drawn on the 2005 Revolver, leaving $1.145 billion of availability. We also have letter of credit capacity of $495.0 million under our Institutional Letter of Credit Facility to meet letter of credit requirements in addition to our 2005 Revolver, all of which was used at September 30, 2005.
In 2002, the IRS proposed the disallowance of a capital loss that BFI had recognized prior to our acquisition. We protested the disallowance, but in April 2005, the Appeals Office of the IRS upheld the disallowance of the capital loss deduction. Subsequently, we paid a deficiency to the IRS of $23 million and filed a suit for refund in the United States Court of Federal Claims. The potential federal and state cash tax impact (excluding penalties) of the disallowance could be up to $310 million, including the $23 million already paid to the IRS, plus accrued interest. The amount and timing of any additional payments would depend upon the decision in the case or, alternatively, the terms of any settlement agreement. The payments would be made from cash flow generated by operations, from borrowings, including from borrowings under our 2005 Credit Facility or from accessing the public debt markets. (See Tax Contingencies in Footnote 10 for further discussion).
Cash provided by continuing operations increased by 8% during the first nine months of 2005 when compared to the same period in 2004, primarily due to an increase in net income from continuing operations after adjusting for non-cash items related to deferred taxes, the write-off of deferred financing costs and an increase in working capital. The fluctuation in working capital is primarily driven by the timing of accounts payable payments. The decrease in the accounts payable balance at September 30, 2005, reflected as a reduction to cash from operating activities, is partially due to the timing of capital expenditures. For the first nine months of 2005, investing activities were primarily capital expenditures of $491.4 million, an increase of 34% over the prior year. Our financing activities included the repayment of debt with the net proceeds from our 2005 Financing Plan, along with the change in the disbursement account. The disbursement account represents outstanding checks that were issued but are in transit as of September 30, 2005.
Following is a summary of the primary sources and uses of cash during the following periods (in millions):

	Nine Months Ended September 30,
	2005	2004
Sources of cash
Cash provided by continuing operations	$472.6	$438.0
Net proceeds from issuance of common and preferred stock	676.6	3.7
Decrease in cash balance	17.2	378.0
Net proceeds from divestitures, net of acquisitions	—	37.5
Proceeds from the sale of fixed assets	10.4	7.9

Total	$1,176.8	$865.1

Uses of cash
Capital expenditures	$491.4	$366.3
Debt repayments, net of debt proceeds	599.8	401.3
Cost of acquisitions, net of divestiture proceeds	0.4	—
Debt issuance costs	28.7	37.6
Payment of preferred stock cash dividends	34.1	16.2
Decrease in disbursement account	21.5	41.1
Other non-operating net cash outflows	0.9	2.6

Total	$1,176.8	$865.1

We continuously seek opportunities to increase our cash flow through improvements in operations and reduction of our interest cost. Historically, we have used bank financings and capital markets transactions to meet our refinancing and liquidity requirements. Under our 2005 Credit Facility, we are required to meet certain financial covenants. Our objective is to maintain sufficient surplus between the required covenant ratios and the actual ratios calculated according to the 2005 Credit Agreement. We monitor the surplus carefully and will seek to take action if the surplus becomes too small. We have not historically experienced difficulty in obtaining financing or refinancing existing debt. We expect to continue to seek such opportunities in the future to the extent such opportunities are available to us. (See also Debt Covenants in Contractual Obligations and Commitments.)
Significant Financing Transactions in 2005
In the first quarter of 2005, we completed the 2005 Financing Plan, a multifaceted plan aimed at enhancing liquidity, extending maturities, reducing interest costs and improving our capital structure while accelerating de-leveraging.
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
The balance of the proceeds was used to pay for premiums and fees or general corporate purposes.
In addition, we refinanced the 2003 Credit Facility, which included modifying financial covenants, increasing the size of the Revolving Credit Facility and the Institutional Letter of Credit Facility by a combined $377 million, and lowering the interest margin paid on the term loan by 75 basis points and on the Revolving Credit Facility by 25 basis points.
The 2005 Financing Plan decreased debt maturities for the next 5 years by approximately $785 million and resulted in an annual interest savings of approximately $20 million.
Financing Plan
We are a highly leveraged company with $7.2 billion of outstanding debt at September 30, 2005. The majority of our debt was incurred to acquire solid waste companies during the past 10 years. We incurred and assumed over $11 billion of debt to acquire BFI in 1999. Since the acquisition of BFI, we have repaid debt with cash flow from operations, asset sales and the issuance of equity. We intend to continue to reduce our debt balance until we reach credit ratios that we believe will allow us to benefit from an investment grade-like cost of capital. We believe those benefits will be realized when the following ratios approach the indicated ranges:
•	Debt to EBITDA between 3.5:1 and 3.0:1

•	EBITDA to Interest between 3.0:1 and 3.5:1

•	Debt to Book Value Market Capitalization between 60% and 65%
We are unable to predict or forecast which debt rating will be assigned by the rating agencies, or when new ratings will be assigned by them. We believe that as we move towards these ratios, when compared to today, we will have additional opportunities to reduce our cost of debt below our current level on a basis relative to interest rates at the time, provide opportunities to increase liquidity, and allow more flexibility in deciding the most appropriate use of our cash flow.

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
We may refinance or repay portions of our debt to ensure a capital structure that supports our operating plan, as well as continue to seek opportunities to extend our maturities in the future with actions that are economically beneficial. The potential alternatives include continued application of cash flow from operations, asset sales and capital markets transactions. Capital markets transactions could include issuance of debt with longer-term maturities, issuance of equity, or a combination of both. There is no assurance that in the future we will be able to generate annual cash flows to repay debt, consummate transactions in the capital markets on commercially reasonable terms, or at all, or sell assets on terms that decrease leverage.
We have an effective shelf registration statement with the SEC that allows us to issue various securities as market conditions permit. At September 30, 2005 we had $0.7 billion available under this shelf registration. In October 2005, we filed a registration statement with the SEC that would increase availability under the shelf registration to $2.0 billion; the registration statement is not yet effective.
Contractual Obligations and Commitments
The following table provides additional maturity detail of our long-term debt obligations at September 30, 2005 (in millions):

Debt	2005	2006	2007	2008	2009	Thereafter	Total
Revolving Credit Facility(1)	$—	$—	$—	$—	$—	$29.9	$29.9
Term loan B	—	—	0.5	13.5	13.5	1,282.5	1,310.0
Receivables secured loan(2).	—	225.7	—	—	—	—	225.7
6.375% BFI Senior notes	—	—	—	161.2	—	—	161.2
8.50% Senior notes	—	—	—	750.0	—	—	750.0
8.875% Senior notes	—	—	—	600.0	—	—	600.0
6.50% Senior notes due 2010	—	—	—	—	—	350.0	350.0
5.75% Senior notes due 2011	—	—	—	—	—	400.0	400.0
6.375% Senior notes due 2011	—	—	—	—	—	275.0	275.0
9.25% Senior notes due 2012	—	—	—	—	—	250.0	250.0
7.875% Senior notes due 2013	—	—	—	—	—	450.0	450.0
6.125% Senior notes due 2014	—	—	—	—	—	425.0	425.0
7.25% Senior notes due 2015	—	—	—	—	—	600.0	600.0
9.25% BFI debentures due 2021	—	—	—	—	—	99.5	99.5
7.40% BFI debentures due 2035	—	—	—	—	—	360.0	360.0
4.25% Senior subordinated convertible debentures due 2034	—	—	—	—	—	230.0	230.0
7.375% Senior unsecured notes due 2014	—	—	—	—	—	400.0	400.0
Other debt	12.6	8.5	2.9	1.7	1.9	292.6	320.2

Total principal due	$12.6	$234.2	$3.4	$1,526.4	$15.4	$5,444.5	$7,236.5
Discount, net							(81.4)

Total debt balance							$7,155.1

(1)	At September 30, 2005, under our 2005 Credit Facility, we had a revolver capacity commitment of $1.575 billion with $29.9 million in loans outstanding and $400.3 million of letters of credit outstanding, providing us remaining availability of $1.145 billion. In addition, we had an Institutional Letter of Credit Facility of $495.0 million available under the 2005 Credit Facility, all of which was used for letters of credit outstanding.

(2)	The receivables secured loan is a 364-day liquidity facility with a maturity date of May 2006. At that time, we intend to renew the liquidity facility. If we are unable to renew the liquidity facility, we will refinance any amounts outstanding with our 2005 Credit Facility, which matures in 2010, or with other long-term borrowings. Although we intend to renew the liquidity facility in May 2006 and do not expect to repay the amounts within the next twelve months, the loan is classified as a current liability because it has a contractual maturity of less than one year.

Debt covenants. At September 30, 2005, we were in compliance with all financial and other covenants under our 2005 Credit Facility and our indentures. Total Debt/EBITDA ratio, as defined by the 2005 Credit Facility agreement, was 4.95, and our EBITDA/Interest ratio was 2.39 at September 30, 2005. (See Note 5 “Long-term Debt” to the Consolidated Financial Statements for further discussion). EBITDA used for covenants is calculated in accordance with the definition in our 2005 Credit Facility agreement. In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies. We are not subject to any minimum net worth covenants and we have no credit rating triggers. Our 2005 Credit Facility and the indentures relating to our senior subordinated notes and our senior notes contain financial covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions.
Failure to comply with the financial and other covenants under our 2005 Credit Facility, as well as the occurrence of certain material adverse events, would constitute default under the credit agreement and would allow the lenders under the 2005 Credit Facility to accelerate the maturity of all indebtedness under the credit agreement. This could also have an adverse impact on availability of financial assurance. In addition, maturity acceleration on the 2005 Credit Facility constitutes an event of default under our other debt instruments, including our senior notes and our senior subordinated notes and, therefore, these would also be subject to acceleration of maturity. If such acceleration of maturities of indebtedness were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under the 2005 Credit Facility for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or assets sales, if necessary. We may be unable to amend the 2005 Credit Facility or raise sufficient capital to repay such obligations in the event the maturities are accelerated.
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
Disclosure Regarding Forward Looking Statements
This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Forward Looking Statements). All statements, other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Examples of these Forward Looking Statements include, among others, statements regarding:

•	our business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies;

•	our ability to obtain financing, refinance existing debt, reduce interest cost, accelerate our de-leveraging process, extend debt maturities and provide adequate financial liquidity;

•	the adequacy of our operating cash flow and revolving credit facility to make payments on our indebtedness, support our capital reinvestment needs and fund other liquidity needs;

•	our ability to generate cash flows from operations after funding capital expenditures at similar levels as what we generated over the last three years;

•	our ability to pay cash dividends in the future;

•	our expectation that we may become an investment grade investment in the future;

•	our ability to achieve credit ratios that would allow us to receive benefits of a cross over investment grade company and/or investment grade-like cost of capital;

•	our ability to achieve price and volume increases and cost reductions in the future;

•	our estimates of future annual interest costs reductions;

•	underlying assumptions related to general economic and financial market condition;

•	the impact of fuel costs and fuel recovery fees on our operations;

•	our ability to increase our capital investment in the next three years and meet our projected goal for 2005;

•	our estimates of future costs and savings related to the realignment of our operating organization;

•	our ability to renew our receivables liquidity facility;

•	the expected benefits of our refinancing plan;

•	our ability to maintain sufficient surplus between our covenant ratios; and

•	the amount, timing and sources of additional cash payments to the IRS and the potential cash impact of the disallowance.
These Forward Looking Statements involve risks and uncertainties which could cause actual results to differ materially including, without limitation: (1) weakness in the U.S. economy may cause a decline in the demand for our services (particularly in the commercial and industrial sectors), a decline in the price of commodities sold by us, increased competitive pressure on pricing and generally make it more difficult for us to predict economic trends; (2) we may be impeded in the successful integration of acquired businesses and our market development efforts, which may cause significant increases in our waste disposal expenses; (3) we may be unsuccessful in achieving greater aggregate revenues from price increases; (4) a change in interest rates or a reduction in the Company’s cash flow could impair our ability to service and reduce our debt obligations; (5) volatility in interest rates may, among other things, affect earnings due to our variable interest rate debt and possible mark to market changes on certain interest rate hedges; (6) divestitures by us may not raise funds exceeding financing needed for acquisitions or may not occur at all; (7) severe weather conditions could impair our operating results; (8) the covenants in our credit facilities and indentures may limit our ability to operate our business; (9) we could be unable to obtain required permits; (10) we may be unable to raise additional capital to meet our operational needs; (11) our ability to service and refinance our debt and operate our business because of our significant leverage; (12) increases in final capping, closure, post-closure, remediation and regulatory compliance costs could result in an increase in our operating costs; (13) we may be unable to obtain financial assurances, including if our bonds ratings are downgraded; (14) the loss of services of any members of senior management may affect our operating abilities; (15) government regulations may increase the cost of doing business; (16) potential liabilities, including the outcome of litigation brought by government agencies, liabilities associated with our acquisitions and hazardous substance and environmental liabilities, as well as the outcome of other legal or tax proceedings, could increase costs; (17) potential increases in commodity, insurance and fuel prices may make it more expensive to operate our business; (18) potential increases in our operating costs or disruption to our operations as a result of union initiated work stoppages; (19) risks associated with undisclosed liabilities of acquired businesses; (20) the effect that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills and waste-to-energy facilities; (21) we may not be able to realize some or all anticipated net benefits associated with the best practices programs; (22) potential volatility resulting from impairment of the Company’s goodwill; (23) changes in internal controls resulting from compliance with the Sarbanes-Oxley Act of 2002 and any associated costs; and (24) potential issues arising from changes in accounting estimates and/or judgments.
Other factors which could materially affect the Forward Looking Statements in this Form 10-Q can be found in our periodic reports filed with the SEC, including risk factors detailed in Management’s Discussion and Analysis in our Form 10-K for the year ended December 31, 2004 and in our Form 10-Q for the quarters ended June 30, 2005, and March 31, 2005. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the Forward Looking Statements and are cautioned not to place undue reliance on such Forward Looking Statements. The Forward Looking Statements made herein are only made as of the date of this quarterly report on Form 10-Q, and we undertake no obligation to publicly update such Forward Looking Statements to reflect subsequent events or circumstances.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Fuel prices. Fuel costs represent a significant operating expense; as such, from time to time we mitigate this impact with fixed price purchase contracts. A significant portion of these contracts expired in the first quarter of 2005. However, there are contracts remaining for 1.5 million gallons per month at $1.23 per gallon expiring March 31, 2006 and 1.8 million gallons per month at $1.10 per gallon expiring February 28, 2006. As a result of rising fuel costs, we have initiated a strategic change to appropriate customers to implement fuel recovery fees that will vary with the cost of fuel. When economically practical, we may enter into new or renewed contracts.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings

Item 1.	Legal Proceedings

As disclosed in our 10-K for the year ended December 31, 2004 and our 10-Qs for the quarters ended March 31, 2005 and June 30, 2005, prior to our acquisition of BFI on July 30, 1999, BFI operating companies, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, contributed assets and existing environmental and self-insurance liabilities to six fully consolidated BFI risk management companies (RMCs) in exchange for stock representing a minority ownership interest in the RMCs. Subsequently, the BFI operating companies sold that stock in the RMCs to third parties at fair market value which resulted in a capital loss of approximately $900 million for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received.

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

In September 1999, neighboring parties and the county drainage district filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement, from an unrelated dispute years ago related to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (administrative expansion permit), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 4 million tons at September 30, 2005. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a judgment issued by a Texas state trial court in the civil lawsuit effectively revoked the administrative expansion permit that was granted by the TCEQ in 2001, which would require us to operate the landfill according to a prior permit granted in 1988. The Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the administrative expansion permit granted in 2001 and has not, as yet, ruled on the need for us to post a bond to do so. Operationally, if necessary, we will attempt to obtain bonding that would allow us to continue to operate the landfill as usual during the period of appeals. On October 28, 2005, the Texas Supreme Court denied review of the neighboring parties appeal of the administrative expansion permit thereby confirming that the TCEQ properly granted our expansion permit.

We are vigorously defending the civil litigation judgment in the Texas Court of Appeals and believe that the merits of our position will prevail. If the civil litigation appeal is not successful, the court has a number of possible remedies, some of which could result in the landfill becoming impaired and/or requiring us to incur costs to relocate waste to another landfill. Such remedies could result in charges of up to $65 million to our consolidated statement of operations. It is not known when the Texas Court of Appeals will decide the case.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults upon Senior Securities

Item 3.	Defaults upon Senior Securities

None.
Item 4. Submission of Matters to a Vote of Security Holders

Item 4.	Submission of Matters to a Vote of Security Holders

None.
Item 5. Other Information

Item 5.	Other Information

None.
Item 6. Exhibits

Item 6.	Exhibits

10.1	Summary of terms of interim housing arrangements, as approved on August 1, 2005, between the Company and John J. Zillmer. Exhibit 10.10 to Allied’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed on August 4, 2005, is incorporated herein by reference.

10.2	Summary of Individual Performance Goals under Senior Management Incentive Plan, as approved on August 1, 2005. Exhibit 10.11 to Allied’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed on August 4, 2005, is incorporated herein by reference.

10.3	Summary of Performance Goals Under Restricted Stock Agreement between the Company and John J. Zillmer. Exhibit 10.12 to Allied’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed on August 4, 2005, is incorporated herein by reference.

10.4	Summary of Compensatory Elements of Amended and Restated Airplane Policy dated August 1, 2005. Exhibit 10.13 to Allied’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed on August 4, 2005, is incorporated herein by reference.

10.5	Amended and Restated Schedule A, dated August 1, 2005, to the Supplemental Executive Retirement Plan. Exhibit 10.14 to Allied’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed on August 4, 2005, is incorporated herein by reference.

10.6	Executive Employment Agreement between Allied Waste Industries, Inc. and Edward A. Evans, effective September 19, 2005. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated September 22, 2005 is incorporated herein by reference.

10.7	Option Agreement between Allied Waste Industries, Inc. and Edward A. Evans, dated September 19, 2005. Exhibit 10.02 to Allied’s Current Report on Form 8-K dated September 22, 2005 is incorporated herein by reference.

10.8	Restricted Stock Unit Agreement between Allied Waste Industries, Inc. and Edward A. Evans, dated September 19, 2005. Exhibit 10.03 to Allied’s Current Report on Form 8-K dated September 22, 2005 is incorporated herein by reference.

10.9	Indemnity Agreement between Allied Waste Industries, Inc. and Edward A. Evans, dated September 19, 2005. Exhibit 10.04 to Allied’s Current Report on Form 8-K dated September 22, 2005 is incorporated herein by reference.

31.1*	Section 302 Certification of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer.

31.2*	Section 302 Certification of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

*	Filed herewith

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
James E. Gray
Senior Vice President, Controller and Chief Accounting Officer

Date: November 8, 2005

Exhibit Index

Exhibit
Number	Description

10.1	Summary of terms of interim housing arrangements, as approved on August 1, 2005, between the Company and John J. Zillmer. Exhibit 10.10 to Allied’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed on August 4, 2005, is incorporated herein by reference.

10.2	Summary of Individual Performance Goals under Senior Management Incentive Plan, as approved on August 1, 2005. Exhibit 10.11 to Allied’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed on August 4, 2005, is incorporated herein by reference.

10.3	Summary of Performance Goals Under Restricted Stock Agreement between the Company and John J. Zillmer. Exhibit 10.12 to Allied’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed on August 4, 2005, is incorporated herein by reference.

10.4	Summary of Compensatory Elements of Amended and Restated Airplane Policy dated August 1, 2005. Exhibit 10.13 to Allied’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed on August 4, 2005, is incorporated herein by reference.

10.5	Amended and Restated Schedule A, dated August 1, 2005, to the Supplemental Executive Retirement Plan. Exhibit 10.14 to Allied’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed on August 4, 2005, is incorporated herein by reference.

10.6	Executive Employment Agreement between Allied Waste Industries, Inc. and Edward A. Evans, effective September 19, 2005. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated September 22, 2005 is incorporated herein by reference.

10.7	Option Agreement between Allied Waste Industries, Inc. and Edward A. Evans, dated September 19, 2005. Exhibit 10.02 to Allied’s Current Report on Form 8-K dated September 22, 2005 is incorporated herein by reference.

10.8	Restricted Stock Unit Agreement between Allied Waste Industries, Inc. and Edward A. Evans, dated September 19, 2005. Exhibit 10.03 to Allied’s Current Report on Form 8-K dated September 22, 2005 is incorporated herein by reference.

10.9	Indemnity Agreement between Allied Waste Industries, Inc. and Edward A. Evans, dated September 19, 2005. Exhibit 10.04 to Allied’s Current Report on Form 8-K dated September 22, 2005 is incorporated herein by reference.

31.1*	Section 302 Certification of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer.

31.2*	Section 302 Certification of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

*	Filed herewith