Form 10-K
period 2005-12-31
ALLIED WASTE INDUSTRIES INC
filed 2006-03-03
CIK 848865

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from ___to ___
Commission File Number 1-14705
ALLIED WASTE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0228636
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

15880 North Greenway-Hayden Loop, Suite 100
Scottsdale, Arizona	85260
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (480) 627-2700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
Series C Senior Mandatory Convertible Preferred	New York Stock Exchange
Series D Senior Mandatory Convertible Preferred	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Securities Act).
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12 b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant was $2,627,823,305 as of June 30, 2005.
The number of shares of the registrant’s common stock, $.01 par value, outstanding at February 24, 2006 was 332,230,767.
Part III incorporates information by reference to certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission.

Unless the context requires otherwise, reference in this Form 10-K to “Allied,” “we,” “us” and “our”, refer to Allied Waste Industries, Inc. and its consolidated subsidiaries.
PART I
Item 1. Business
Overview
We were incorporated in Delaware in 1989 and are the second largest non-hazardous solid waste management company in the United States. We reported revenues of approximately $5.7 billion and $5.5 billion for the years ended December 31, 2005 and 2004, respectively. The non-hazardous solid waste industry in the United States generates approximately $47 billion of annual revenue from publicly-traded companies, municipalities and privately-held companies. Publicly-traded companies generate approximately 60% of the revenues. Presently, the three largest publicly-traded companies in the waste management industry in the United States generate a substantial majority of the public company revenues.
We provide collection, transfer, recycling and disposal services for residential, commercial and industrial customers. We serve our customers through a network of 310 collection companies, 166 transfer stations, 169 active landfills and 57 recycling facilities in 129 major markets within 37 states and Puerto Rico. We operate as a vertically integrated company which entails picking up waste from businesses and residences and disposing of that waste in our own landfills to the extent that it is economically beneficial (referred to as internalization). This allows us greater stability in and control over the waste flow into our landfills and, therefore, greater control over the cash flow stability in our business.
The waste collection and disposal business is a local business and the operations’ characteristics and opportunities differ in each of our markets. By combining local operating management with standards for best practices, we strive to standardize the common practices across the company, while maintaining the day-to-day operating decisions at the local level, which is closest to the customer. We implement this philosophy by organizing our operations into a corporate, region and district infrastructure. We believe this model allows us to maximize the growth and development opportunities in each of our markets and contributes to our ability to operate the business efficiently, while maintaining effective controls and standards over our operations and administrative matters, including financial reporting.
We believe the primary drivers of improving stakeholder value for our business are (1) increasing revenue and earnings through profitable growth; (2) improving returns on invested capital; and (3) maximizing free cash flow to repay debt. Our business strategy emphasizes these value drivers and our operating plan establishes strategic priorities for supporting programs aimed at revenue enhancement, cost control and productivity improvements, and the efficient deployment of capital. We provide a direct link between our business strategy, operating plan and value drivers through our incentive compensation plans, which contain elements of revenue growth, improved operating performance, improved capital efficiency and free cash flow generation.
Allied files annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (SEC). You may read and copy any document we file at the SEC’s Public Reference Room at Room 1024, 450 Fifth Street, NW, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Allied) file electronically with the SEC. The SEC’s website is www.sec.gov.
General information about us can be found at www.alliedwaste.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

Business Strategy
Our business strategy is aimed at increasing revenue and earnings through profitable growth, improving returns on invested capital and maximizing free cash flow to repay debt. The components of our strategy include: (1) operating vertically integrated, non-hazardous solid waste service businesses; (2) implementing a best practices program throughout our organization; (3) managing our businesses locally with a strong operations focus on customer service; (4) maintaining or improving our market position through market rationalization; and (5) maintaining the financial capacity and effective administrative systems and controls to support on-going operations and future growth.
Vertical integration. Vertical integration is a key element of our business strategy. The fundamental objective of the vertical integration business model is to control the waste stream from the point of collection through disposal, thereby optimizing the economics of the waste cycle. As of December 31, 2005, approximately 73% of the waste that our collection companies pick up is disposed of at our landfills. Additionally, approximately half of the waste that is disposed of at our landfills comes from our collection companies. This means that on average, each day we open our landfills, we expect that almost half of the volume received will be delivered by our own vehicles.
Across the country we have built, through market-specific acquisitions, vertically integrated operations typically consisting of collection companies, transfer stations, recycling facilities and landfills. Within our markets, we seek to strengthen our competitive position and improve our financial returns by developing or acquiring assets that provide or improve the infrastructure for a vertically integrated market and to increase the density of our collection routes. We also may divest of operations in markets in which over the long-term we cannot successfully build a vertically integrated structure. We believe that we can realize competitive advantages by continuously implementing this strategy across existing and selected new markets in the United States.
Best practices. During 2004, we began efforts to implement a best practices program throughout our organization. We believe the investment we are making in implementing best practices in the areas of revenue enhancement, productivity improvement and operating cost reductions will provide benefits to the overall business through improved operating margins, increased cash flow and better returns on invested capital over the long term. The programs are focused on improving sales productivity and pricing effectiveness, driver productivity through improved routing, maintenance efficiency through standardized operating practices, and reducing our costs through more effective purchasing. In addition, we are focused on controlling cost increases associated with safety and our health and welfare programs.
Focus on customer service excellence. Our customer service focus is supported by investing in and maintaining a quality asset base and providing training programs that maximize our operational excellence. By continuing to hire and retain experienced, local market-oriented managers, we believe that we are well positioned to react to customer needs and changes in our markets and are able to capitalize on growth opportunities.
Market growth and rationalization. We focus on achieving a sustainable rate of long-term growth and efficiently operating our assets. We intend to increase revenues by increasing collection and disposal volumes. We intend to develop previously non-permitted, non-contiguous landfill sites (greenfield landfill sites). We also intend to increase revenue by increasing the rates we charge for the services we provide. We intend to supplement this organic growth with acquisitions of operating assets, such as landfills and transfer stations, and tuck-in acquisitions of privately owned solid waste collection and disposal operations in existing markets. We are continuously evaluating our existing operating assets to determine if we are economically optimizing our market density and internalization. To the extent certain operating assets are not performing at efficient levels, we may examine opportunities to provide greater efficiencies through tuck-in acquisitions or ultimately determine to divest of such assets and reallocate resources to other markets. We also intend to examine opportunities when government entities privatize the operation of all or part of their solid waste systems. In addition, we seek to maintain broad domestic geographic diversification in our operations through market development initiatives.

Maintaining financial capacity and infrastructure for future growth. We seek to implement our business strategy by maintaining sufficient financial capacity and effective administrative systems and controls. Our operating cash flows have historically been sufficient to fund our debt service, working capital and capital expenditure requirements. We maintain a revolving line of credit capacity which has been sufficient to handle seasonal and other peak spending requirements. Cash flows available to pay down debt in excess of current year debt maturities have been applied to future maturities.
Our system of internal controls is implemented through clear policies and procedures and appropriate delegation of authority and segregation of responsibility. Our company policies establish a philosophy of conducting operations in a responsible and ethical manner, including the manner in which we handle operations that impact the surrounding environment. Senior management is committed to establishing and fostering an environment of integrity and ethical conduct. Our comprehensive internal audit function assists management in the oversight and evaluation of the effectiveness of the system of internal controls. Our system of internal controls are reviewed, tested, modified and improved as changes occur in business conditions and our operations. In 2004, we implemented compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX 404). Our related report on internal controls over financial reporting for 2005 is included in Item 9A.
Operations
Our revenue mix (based on net revenues) for 2005 was approximately $4.1 billion collection, $0.4 billion transfer, $0.8 billion landfill, $0.2 billion recycling and $0.2 billion other. No one customer has individually accounted for more than 1.2% of our consolidated revenue in any of the last three years.
Collection. Collection operations involve collecting and transporting non-hazardous waste from the point of generation to the site of disposal, which may be a transfer station or a landfill. Fees relating to collection services are based on collection frequency, type of equipment furnished (if any), special handling needs, the type and volume or weight of the waste collected, the distance traveled to the transfer station or disposal facility and the cost of disposal, as well as general competitive and prevailing local economic conditions. We have approximately 13,100 collection vehicles and perform the majority of vehicle maintenance at our own maintenance facilities. Depending on the customer being served, we generally provide solid waste collection under the following four service lines:
•	Commercial. We provide containerized non-hazardous solid waste disposal services to a wide variety of commercial and industrial customers. Commercial revenue represents approximately 35% of our collection revenue. We provide customers with containers that are designed to be lifted mechanically and emptied into a collection vehicle’s compaction hopper. Our commercial containers generally range in size from one to eight cubic yards. Commercial contract terms generally are for multiple years and commonly have renewal options.

•	Residential. We perform residential collection services under individual monthly subscriptions directly to households or under exclusive contracts with municipal governments that allow us to service all or a portion of the homes in the municipalities at established rates. Residential revenue represents approximately 29% of our collection revenue, approximately 43% of which is subscription revenue and approximately 57% of which is municipal revenue. Municipal contracts generally are for multiple years and commonly have renewal options. We seek to obtain municipal contracts that enhance the efficiency and profitability of our operations as a result of the density of collection customers within a given area. Prior to the end of the term of most municipal contracts, we will attempt to renegotiate the contract, and if unable to do so, will generally re-bid the contract on a sealed bid basis. We also make residential collection service arrangements directly with households. We seek to enter into residential service arrangements where the route density is high, thereby creating additional economic benefit. Residential collection fees are either paid by the municipalities out of tax revenues or service charges, or are paid directly by the residents who receive the service. We generally provide small containers to our customers that are lifted either mechanically or manually and emptied into the collection vehicle. The collection vehicle will collect the waste from many customers before traveling to a transfer station or landfill for disposal.

•	Roll-off. We provide roll-off collection services to a wide variety of commercial and industrial customers as well as residential customers. Roll-off revenue represents approximately 31% of our collection revenue. We provide customers with containers that are designed to be lifted mechanically and loaded onto the collection vehicle. Our roll-off containers generally range in size from 20 to 40 cubic yards. The collection vehicle returns to the transfer station or landfill after collecting the container from each customer. Contracts for roll-off containers may provide for temporary (such as the removal of waste from a construction site) or ongoing services.

•	Recycling. Recycling collection services include curbside collection of recyclable materials for residential customers and commercial and industrial collection of recyclable materials. Recycling collection revenue represents approximately 5% of our total collection revenue. We generally charge recycling fees based on the service sought by the customer. The customer pays for the cost of removing, sorting and transferring recyclable materials downstream in the recycling process. The collection vehicle will collect the waste from many customers before traveling to a materials recovery facility to deliver the recyclables.
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
Landfills. Non-hazardous solid waste landfills are the primary method of disposal of solid waste in the United States. Currently, a landfill must be designed, permitted, operated and closed in compliance with comprehensive federal, state and local regulations, most of which are promulgated under Subtitle D of the Resource Conservation and Recovery Act of 1976, as amended. Operating procedures include excavation of earth, spreading and compacting of waste, and covering of waste with earth or other inert material. Disposal fees and the cost of transferring solid waste to the disposal facility place an economic restriction on the geographic scope of landfill operations in a particular market. Access to a disposal facility, such as a landfill, is necessary for all solid waste management companies. While access to disposal facilities owned or operated by unaffiliated parties can generally be obtained, we prefer, in keeping with our business strategy, to own or operate our own disposal facilities. This strategy ensures access and allows us to internalize disposal fees. Approximately half of our landfill volumes are delivered by our collection vehicles. Additionally, a significant portion of our landfill volumes are under multi-year contracts with third-party collection companies. This adds to the stability of our business.
We have a network of 169 owned or operated active landfills with operating lives ranging from 1 to over 150 years. Based on available capacity using annual volumes, the average life of our landfills approximates 41 years. In addition, we have closure and post-closure liabilities associated with our 107 closed landfills.
Recycling – commodity. We receive mixed waste materials at a materials recovery facility, which is often integrated into, or contiguous to, a transfer station or collection operation. At the facility, we sort, separate, accumulate, bind or place in a container and ready for transport materials such as paper, cardboard, plastic, aluminum and other metals. We also engage in organic materials recycling and/or disposal. Cardboard and various grades of paper represented approximately 77% of our processed recyclable product volume in 2005. The purchaser of the recyclables generally pays for the sorted materials based on fluctuating spot-market prices. We seek to mitigate exposure to fluctuating commodity prices by entering into contractual agreements that set a minimum sales price on the recyclables and when possible passing through profit or loss from the sale of recyclables to customers.
Organization, Sales and Marketing
The waste collection and disposal business is a local business and the operations’ characteristics and opportunities differ in each of our markets. By combining local operating management with standards for best practices, we strive to standardize the common practices across the company, while maintaining the day-to-day operating decisions at the local level, which is closest to the customer. We implement this philosophy by organizing our operations into a corporate, region and district infrastructure. We believe this model allows us to maximize the growth and development opportunities in each of our markets and has largely contributed to our ability to operate the business efficiently, while maintaining effective controls and standards over our operations and administrative matters, including financial reporting.
During the fourth quarter of 2005, we modified our field organizational structure by reducing our regions to five from nine. Our five geographic regions are: Midwest, Northeast, Southeast, Southwest and West. (See Note 16 to our Consolidated Financial Statements included under Item 8 of this Form 10-K for a summary of revenues, profitability and total assets of our five geographic regional operating segments.) The geographic regions are further divided into several operating districts and each district contains a group of specific business units with individual site operations.
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
The regions are responsible for, among other things, implementation of and compliance with corporate-wide policies and initiatives, business unit reviews and analyses, personnel development and training and providing functional expertise. All regional managers and most district managers have responsibility for all phases of the vertical integration model including collection, transfer, recycling and disposal. The regional staff consists primarily of a vice president, controller, operations manager, finance manager, sales manager, engineer, safety manager, human resource manager, materials marketing manager, landfill maintenance manager, route auditor and accounting and information systems support staff. Regional offices are typically located in a district facility in order to reduce overhead costs and to promote a close working relationship between the regional management, district and business unit personnel. Each region has between 7 and 12 districts under its management. Each of our regions, and substantially all of our districts include collection, transfer, recycling and disposal services, which facilitates efficient and cost-effective waste handling and allows the regions and districts to maximize the efficiencies from its vertically integrated structure.
Districts consist of a group of specific business units ranging in size from approximately $30 million to $360 million in revenue. The districts are responsible for maximizing the use of company assets, pricing and market guidance, developing market plans, sales optimization and state government affairs. The districts consist primarily of a district manager, environmental manager, controller and assistant controller.
A business unit consists of individual site operations, known as divisions, usually operating as a vertically integrated operation within a common marketplace. A division is generally comprised of a single operating unit, such as a collection facility, transfer station or a landfill. The business units are responsible for the execution of the business plans, coordinating divisions within markets, developing and maintaining customer relationships, landfill site construction, employee safety and training and local government affairs. Business unit management usually consists primarily of operations, sales, maintenance activities and accounting.
In addition to base salary, we compensate regional and district management through a bonus program and stock incentive plans. Compensation pursuant to the bonus and stock incentive plans is largely contingent upon meeting or exceeding various earnings and cash flow goals in the manager’s geographic area of responsibility, as well as the achievement of overall company goals.
Sales and Customer Service
We strive to provide the highest level of service to our customer base. Our policy is to periodically visit each commercial account to ensure customer satisfaction and to verify that we are providing the appropriate level of service. In addition to visiting existing customers, each salesperson also calls upon potential customers within a defined area in each market.
We also have municipal marketing representatives in most service areas who are responsible for working with each municipality or community to which we provide residential service to ensure customer satisfaction. Additionally, the municipal representatives organize and handle bids for renewal and new municipal contracts in their service area.
Employees
At December 31, 2005, we employed approximately 26,000 employees of whom approximately 25,000 were full-time employees. Of the full-time employees, approximately 4,500 were employed in clerical, administrative and sales positions; approximately 2,500 were employed in management; and the remaining were employed in collection, disposal, transfer station and other operations. Approximately 29% of our employees are currently covered by collective bargaining agreements. From time to time, operating locations of Allied may experience union organizing efforts. We have not historically experienced any significant work stoppages. We currently have no disputes or bargaining circumstances that could cause significant disruptions in our business.
Competition
The non-hazardous waste collection and disposal industry is highly competitive. In addition to small local companies, we compete with large companies and municipalities which may have greater financial and operational flexibility. We compete on the basis of price and the quality of our services. We also compete with the use of alternatives to landfill disposal because of certain state requirements to reduce landfill disposal. The non-hazardous waste collection and disposal industry is led by three large national waste management companies: Allied, Waste Management, Inc. and Republic Services, Inc. It also includes numerous regional and local companies. Many counties and municipalities that operate their own waste collection and disposal facilities have the benefits of tax-exempt financing and may control the disposal of waste collected within their jurisdictions.
We encounter competition in our disposal business on the basis of geographic location, quality of operations and alternatives to landfill disposal, such as recycling and incineration. Further, most of the states in which we operate landfills require counties and municipalities to formulate comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting and recycling or other programs. Some state and local governments mandate waste reduction at the source and prohibit the disposal of certain types of waste, such as yard waste, at landfills.
Environmental and Other Regulations
We are subject to extensive and evolving environmental laws and regulations administered by the Environmental Protection Agency (EPA) and various other federal, state and local environmental, zoning, health and safety agencies. These agencies periodically examine our operations to monitor compliance with such laws and regulations. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil or criminal penalties in case of violations. We believe that regulation of the waste industry will continue to evolve and we will adapt to such future regulatory requirements to ensure compliance.

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
The Federal Water Pollution Control Act of 1972, as amended (the Clean Water Act). This act regulates the discharge of pollutants into streams and other waters of the United States (as defined in the Clean Water Act) from a variety of sources, including solid waste disposal sites. If runoff from our landfills or transfer stations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. The EPA has expanded the permit program to include storm water discharges from landfills that receive, or in the past received, industrial waste. In addition, if development may alter or affect “wetlands,” we may have to obtain a permit and undertake certain mitigation measures before development may begin. This requirement is likely to affect the construction or expansion of many solid waste disposal sites, including some we own or are developing.
The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA). CERCLA addresses problems created by the release or threatened release of hazardous substances (as defined in CERCLA) into the environment. CERCLA’s primary mechanism for achieving remediation of such problems is to impose strict, joint and several liability for cleanup of disposal sites on current owners and operators of the site, former site owners and operators at the time of disposal, and parties who arranged for disposal at the facility (i.e. generators of the waste and transporters who select the disposal site). The costs of a CERCLA cleanup can be substantial. Liability under CERCLA is not dependent on the existence or disposal of “hazardous wastes” (as defined under RCRA), but can also be founded on the existence of even minute amounts of the more than 700 “hazardous substances” listed by the EPA.
The Clean Air Act of 1970, as amended (the Clean Air Act). The Clean Air Act provides for increased federal, state and local regulation of the emission of air pollutants. The EPA has applied the Clean Air Act to landfills. In March 1996, the EPA adopted New Source Performance Standard and Emission Guidelines (the Emission Guidelines) for solid waste landfills. These regulations impose limits on air emissions from solid waste landfills. The Emission Guidelines impose two sets of emissions standards, one of which is applicable to all solid waste landfills for which construction, reconstruction or modification was commenced before May 30, 1991. The other applies to all solid waste landfills for which construction, reconstruction or modification was commenced on or after May 30, 1991. The Emission Guidelines are being implemented by the states after the EPA approves the individual state’s program. These guidelines, combined with the new permitting programs established under the Clean Air Act subject solid waste landfills to significant permitting requirements and, in some instances, require installation of gas recovery systems to reduce emissions to allowable limits. The EPA also regulates the emission of hazardous air pollutants from solid waste landfills, and has promulgated regulations that require measures to monitor and reduce such emissions.
The Occupational Safety and Health Act of 1970, as amended (OSHA). OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration, and various record keeping, disclosure and procedural requirements. Various standards, such as standards for notices of hazards, safety in excavation and demolition work, and the handling of asbestos, may apply to our operations.
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
Liability Insurance and Bonding
We carry commercial general liability, automobile liability, workers’ compensation, employers’ liability, directors’ and officers’ liability, pollution liability and other coverage we believe is customary in the industry. We maintain high deductible programs under commercial general liability, automobile liability and workers’ compensation insurance with varying deductible thresholds up to $3 million. We do not expect the impact of any known casualty, property or environmental claims to be material to our consolidated liquidity, financial position or results of operations.
We are required to provide approximately $2.6 billion of financial assurances to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations and collection contracts and financial guarantee bonds for self-insurance. We satisfy the financial assurance requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. We expect no material increase in total financial assurance requirements although the mix of financial assurance instruments may change.

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
The current committee charters, Corporate Governance Guidelines, Code of Business Conduct and Ethics (for all employees, officers and Board members) and Code of Ethics for Executive and Senior Financial Officers are available in print free of charge to any investor who requests them by writing to: Allied Waste Industries, Inc., Attention: Investor Relations, 15880 N. Greenway-Hayden Loop, Suite 100, Scottsdale, Arizona 85260. This information is also available on our website at www.alliedwaste.com.
Item 1A. Risk Factors
All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our operations. Important factors that could cause actual results to differ materially from our expectations are discussed below. You should carefully consider these factors before investing in our securities. These risks and uncertainties include, without limitation:
We compete with large companies and municipalities that may have greater financial and operational resources, flexibility to reduce prices and other competitive advantages that could make it difficult for us to compete effectively.
We principally compete with large national waste management companies, such as Waste Management, Inc. and Republic Services, Inc., municipalities and numerous regional and local companies for collection accounts. We compete primarily on the basis of price and the quality of services. Some of the national waste management companies and municipalities may have greater financial and operational resources than us, which may allow them to reduce prices in order to expand sales volume or win competitive bid projects. Many counties and municipalities that operate their own waste collection and disposal facilities may have the benefits of tax revenues, tax-exempt financing and the ability to control the disposal of waste collected within their jurisdictions, which also would give them a competitive advantage. As a result of these factors, we may have difficulty competing effectively from time to time or in certain markets.
Price increases may not be adequate to offset the impact of inflation on our costs and/or may cause us to lose volume.
Where appropriate, we expect to raise prices for our services sufficient to offset cost increases from inflation and to improve our return on invested capital. However, competitive factors have and may continue to require us to absorb cost increases resulting from inflation, or may cause us to lose volume to competitors willing to service customers at a lower price. Consistent with industry practice, most of our contracts provide for a pass through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs.
Downturns in the U.S. economy have had and may have an adverse impact on our operating results.
A weak economy generally results in decreases in the volumes of waste generated. In the past, weakness in the U.S. economy has had a negative effect on our operating results, including decreases in revenues and operating cash flows. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure and customer turnover. There can be no assurance that worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results. Additionally, there can be no assurance that an improvement in economic conditions will result in an immediate, if at all positive, improvement in our operating results.

Our goodwill may become impaired, which could result in a material non-cash charge to our results of operations.
We have a substantial amount of goodwill resulting from our acquisitions, including Browning-Ferris Industries, Inc.(BFI) and Laidlaw. At least annually, we evaluate this goodwill for impairment based on the fair value of each reporting unit. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company. These changes could result in an impairment that could require a material non-cash charge to our results of operations.
Increases in the cost of fuel for any extended period of time will increase our operating expenses.
Our operations are dependent on fuel as we use fuel to run our collection and transfer trucks and equipment used in our landfill operations. We buy fuel in the open market and the price of fuel is unpredictable and can fluctuate significantly based on political and economic factors. For example, our operating fuel costs were $241.7 million in 2005 compared to $168.5 million in 2004. This increase primarily reflects an increase in the price of fuel. We may be unable to pass through further increases in the cost of fuel to our customers through fuel recovery fees, which will have a negative impact on our operating income and cash flows.
In addition, new regulations affecting the type of fuel our trucks use are changing in 2007 and could materially increase the cost of our fuel. Our operations also require certain petroleum-based products (such as liners at our landfills) whose costs may vary with the price of oil. An increase in the price of oil could increase the cost of those products, which would increase our operating costs.
Adverse weather conditions may limit our operations and increase the costs of collection and disposal.
Our collection and landfill operations could be adversely affected by long periods of inclement weather which interfere with collection and landfill operations, delay the development of landfill capacity and/or reduce the volume of waste generated by our customers. In addition, weather conditions may result in the temporary suspension of our operations, which can significantly affect our operating results during those periods.
Fluctuations in commodity prices could affect our revenues, operating income and cash flows.
As part of our recycling services, we process recyclable materials such as paper, cardboard, plastics, aluminum and other metals for sale to third parties, generally at current market prices. All of these materials are subject to significant price fluctuations, which are driven by general market conditions, global economic conditions and seasonality. These price fluctuations may affect our future revenues, operating income and cash flows.
We may be subject to work stoppages, which could increase our operating costs and disrupt our operations.
As of December 31, 2005, 29% of our workforce was represented by various local labor unions. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations and an increase in our operating costs, which could have a material adverse effect on us. In addition, if a greater percentage of our work force becomes unionized, our business and financial results could be materially adversely affected due to the potential increased operating expenses and lower net income.
We may not realize all of the expected benefits from our significant investment in the development and implementation of our best practices program.
During 2004 and 2005, we invested in the identification, development and implementation of a best practices program intended to improve productivity, enhance the quality of our revenue collections and reduce costs. We cannot guarantee that all expected improvements will materialize or have a positive effect on operating results. For example, even if we improve productivity and enhance revenues, we may not be able to control variable costs or increases to our fixed costs in the future. If we are unable to control costs, we may not be able to improve or maintain operating margins.
We may not realize all of the expected benefits from our market rationalization plan.
As part of a market rationalization plan, we are performing detailed analysis of our underperforming markets and are considering disposition in some cases. There can be no assurance that we will ultimately sell assets, and if we do, there is no assurance the asset sales will improve margins, profits or operating cash flows. Further, there can be no assurance these sales will not result in a loss on disposition at the time of the sale.
We are subject to costly environmental regulations that may affect our operating margins, restrict our operations and subject us to additional liability.
Our compliance with laws and regulations governing the use, treatment, storage, and disposal of solid and hazardous wastes and materials, air quality, water quality and the remediation of contamination associated with the release of hazardous substances is costly. Government laws and regulations often require us to enhance or replace our equipment and to modify landfill operations or initiate final closure of a landfill. We cannot assure you that we will be able to implement price increases sufficient to offset the cost of complying with these laws and regulations. In addition, environmental regulatory changes could accelerate or increase expenditures for closure and post-closure monitoring at solid waste facilities and obligate us to spend sums in addition to those presently accrued for such purposes.
In the future, our collection, transfer and landfill operations may also be affected by proposed federal and state legislation that may allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that can be imported for disposal and may require states, under some circumstances, to reduce the amount of waste exported to other states. If this or similar legislation is enacted in states in which we operate landfills that receive a significant portion of waste from out-of-state, our operations could be negatively affected due to a decline in landfill volumes and increased cost of alternate disposal. The United States Congress could also propose “flow control” legislation, which may allow states and local governments to direct waste generated within their jurisdiction to a specific facility for disposal or processing. If this or similar legislation is enacted, state or local governments with jurisdiction over our landfills could act to limit or prohibit disposal or processing of waste in our landfills.
In addition to the costs of complying with environmental regulations, we incur costs to defend against litigation brought by government agencies and private parties who may allege we are in violation of our permits and applicable environmental laws and regulations, or who assert claims alleging environmental damage, personal injury and/or property damage. As a result, we may be required to pay fines, implement corrective measures, or may have our permits and licenses modified or revoked. A significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine could have a material negative effect on our results of operations and financial condition.
We may have potential environmental liabilities that are not covered by our insurance coverage.
We may incur liabilities for the deterioration of the environment as a result of our operations. Due to the limited nature of our insurance coverage for environmental liability, if we were to incur substantial financial liability for environmental damage, our insurance coverage may be inadequate to cover such liability. This may have a negative effect on our liquidity and there could be a material adverse effect on our business, operating results and financial condition.

Despite our efforts, we may incur additional hazardous substances liability in excess of amounts presently known and accrued.
We are a potentially responsible party at many sites under CERCLA, which provides for the remediation of contaminated facilities and imposes strict, joint and several liability, for the cost of remediation on current owners and operators of a facility at which there has been a release or a threatened release of a “hazardous substance,” former site owners and operators at the time of disposal of the hazardous substance(s) and on persons who arrange for the disposal of such substances at the facility (i.e., generator of the waste and transporters who selected the disposal site). Hundreds of substances are defined as “hazardous” under CERCLA and their presence, even in minute amounts, can result in substantial liability. Notwithstanding our efforts to comply with applicable regulations and to avoid transporting and receiving hazardous substances, we may have additional liability under CERCLA or similar laws in excess of our current liability because such substances may be present in waste collected by us or disposed of in our landfills, or in waste collected, transported or disposed of in the past by acquired companies. In addition, actual costs for these liabilities could be significantly greater than amounts presently accrued for these purposes.
We cannot assure you that we will continue to operate our landfills at currently estimated volumes due to the use of alternatives to landfill disposal caused by state requirements or voluntary initiatives.
Most of the states or municipalities in which we operate landfills require counties and municipalities to formulate comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting and recycling or other programs. Some state and local governments mandate waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard wastes, at landfills. These actions, as well as voluntary private initiatives by customers to reduce waste or seek disposal alternatives, may reduce the volume of waste going to landfills in certain areas. If this occurs, there can be no assurances that we will be able to operate our landfills at their current estimated volumes or charge current prices for landfill disposal services due to the decrease in demand for services.
If we are unable to execute our business strategy, our waste disposal expenses could increase significantly.
Over the long term, our ability to continue to sustain our vertical integration strategy will depend on our ability to maintain appropriate landfill capacity, collection operations and transfer stations. We cannot assure you that we will be able to replace such assets either timely or cost effectively or integrate acquisition candidates effectively or profitably. Further, we cannot assure you that we will be successful in expanding the permitted capacity of our current landfills once our landfill capacity is full. In such event, we may have to dispose of collected waste at landfills operated by our competitors or haul the waste long distances at a higher cost to another of our landfills, either of which could significantly increase our waste disposal expenses.
We may be unable to obtain required permits or to expand existing permitted capacity of our landfills, which could decrease our revenues and increase our costs.
There can be no assurance that we will successfully obtain the permits we require to operate our business because permits to operate non-hazardous solid waste landfills and to expand the permitted capacity of existing landfills have become increasingly difficult and expensive to obtain. Permits often take years to obtain as a result of numerous hearings and compliance with zoning, environmental and other regulatory measures. These permits are also often subject to resistance from citizen or other groups and other political pressures. Our failure to obtain the required permits to operate non-hazardous solid waste landfills could hinder our ability to implement our vertical integration strategy and have a material negative effect on our future results of operations as 14.6% of our third-party revenues in 2005 were generated from our landfills. Additionally, landfills typically operate at a higher margin than our other operations. We also could incur higher costs due to the fact that we would be required to dispose of our waste in landfills owned by other waste companies or municipalities.

The solid waste industry is a capital-intensive industry and the amount we spend on capital expenditures may increase, which could require us to incur additional equity or debt to fund our operations or impair our ability to grow our business.
Our ability to remain competitive, grow and expand operations largely depends on our cash flow from operations and access to capital. We spent $695.9 million on capital expenditures during 2005 and expect to spend approximately $700 million in 2006. In addition, we spent approximately $91.4 million on landfill capping, closure and post-closure and environmental remediation during 2005, with a similar amount expected in 2006. If we undertake more acquisitions or further expand our operations, the amount we expend on capital, capping, closure, post-closure and environmental remediation expenditures will increase. Our cash needs will also increase if the expenditures for closure and post closure monitoring increase above our current estimates, which may occur due to changes in federal, state, or local government requirements. Increases in expenditures will result in low levels of working capital or require us to finance working capital deficits. We may be required to obtain additional equity and/or debt financing for debt repayment obligations, to fund our operations and/or to grow our business. These factors could substantially increase our operating costs and debt and therefore impair our ability to invest in our existing property and equipment.
Our significant leverage may make it difficult for us to service our debt and operate our business.
We have had and will continue to have a substantial amount of outstanding indebtedness with significant debt service requirements. At December 31, 2005, our consolidated debt was approximately $7.1 billion and our debt to total capitalization ratio was 67.3%.
The degree to which we are leveraged could have negative consequences to our business. For example, it could:
•	make it more difficult for us to service our debt obligations;

•	limit cash flow available for working capital and capital expenditures to fund organic growth and cash flow for other general corporate purposes because a substantial portion of our cash flow from operations must be dedicated to servicing debt;

•	increase our vulnerability to economic downturns in our industry;

•	increase our vulnerability to interest rate increases to the extent any of our variable rate debt is not hedged, which could result in higher interest expense;

•	place us at a competitive disadvantage compared to our competitors that have less debt in relation to cash flow;

•	limit our flexibility in planning for or reacting to changes in our business and our industry;

•	limit, among other things, our ability to borrow additional funds or obtain other financing capacity in the future for working capital, capital expenditures or acquisitions; and

•	subject us to a greater risk of noncompliance with financial and other restrictive covenants in our indebtedness. The failure to comply with these covenants could result in an event of default which, if not cured or waived, could have a material negative effect on us.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. As of December 31, 2005, our debt agreements permitted us to incur substantial additional indebtedness under various financial ratio tests. At December 31, 2005, we had $3.7 million of borrowings outstanding under our $1.575 billion Revolving Credit Facility (2005 Revolver). As of such date, we had $398.8 million in letters of credit drawn on the 2005 Revolver that support financial assurance purposes, leaving $1.173 billion of availability. To the extent we incur additional debt, the substantial leverage risks described above would increase.

We may not generate a sufficient amount of cash to service our indebtedness and alternatives to service our indebtedness may not be effective.
Our ability to make payments on our indebtedness will depend on our ability to generate cash flow from operations, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate enough cash flow from operations. If we do not have enough cash to service our debt, meet other obligations and fund other liquidity needs, we may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of our existing debt or seeking additional equity capital. We cannot assure you that any of these alternatives will be effective, including that any refinancings or restructurings would be available on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting these alternatives.
We may be unable to refinance or repay our debt at maturity, which would cause us to default under our debt instruments.
We may need to refinance our senior notes, our senior subordinated notes and/or other indebtedness to pay the principal amounts due at maturity. There can be no assurance that we will be able to refinance our debt obligations at maturity on commercially reasonable terms or at all. If we are unable to refinance or repay our debt obligations at maturity, it would constitute an event of default under our debt instruments and our lenders could proceed against the collateral securing that indebtedness. We have also refinanced our debt in the past to extend our maturities and reduce higher cost debt and cannot assure you that we will be able to refinance any of our indebtedness before maturity on commercially reasonable terms or at all in the future.
Covenants in our debt instruments may limit our ability to operate our business and any failure by us to comply with such covenants may accelerate our obligation to repay the underlying debt.
Our senior credit facility, our indentures and certain of the agreements governing our other indebtedness contain covenants that may limit our ability to operate our business, including covenants that restrict our ability to make distributions or other payments to our investors and creditors unless we satisfy certain financial tests, financial ratios or other criteria. For example, our senior credit facility requires us to maintain certain Debt/EBITDA and EBITDA/Interest ratios as described in Note 4 to our Consolidated Financial Statements. In some cases, our subsidiaries are subject to similar restrictions, which may restrict their ability to make distributions to us. Our senior credit facility, our indentures and other debt agreements also contain affirmative and negative covenants that, among other items, limit our ability to: incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, and merge or consolidate. All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.
Our ability to comply with the covenants contained in our debt instruments may be affected by changes in economic or business conditions or other events beyond our control. If we do not comply with these covenants and restrictions, we could be in default under our senior credit facility, our indentures and other debt agreements and the debt, together with accrued interest, could then be declared immediately due and payable. If we default under our senior credit facility, the lenders could cause all of our outstanding debt obligations under such senior credit facility to become due and payable, require us to apply all of our cash to repay the indebtedness under the facility or prevent us from making debt service payments on any other indebtedness we owe. If we are unable to repay any borrowings when due, the lenders under our senior credit facility could proceed against their collateral, which includes most of the assets we own, including the collateral securing the senior notes and the guarantees. In addition, any default under our senior credit facility or other debt agreements could lead to an acceleration of debt under our other debt instruments that contain cross acceleration or cross-default provisions. If the indebtedness under any of our debt instruments is accelerated, we may not have sufficient assets to repay amounts due.

A downgrade in our bond ratings could adversely affect our liquidity by increasing the cost of debt and financial assurance instruments.
Although downgrades of our bond ratings may not have an immediate impact on the cost of debt or our liquidity, they may impact the cost of debt and liquidity over the near to medium term. If the rating agencies downgrade our debt, this may increase the interest rate we must pay if we issue new debt, and it may even make it prohibitively expensive for us to issue new debt. If our debt ratings are downgraded, future access to financial assurance markets at a reasonable cost, or at all, also may be adversely impacted.
Changes in interest rates may negatively affect our results of operations.
At December 31, 2005, approximately 78% of our debt was fixed and 22% was floating. At this level of floating rate debt, if interest rates increased by 100 basis points, annualized interest expense would increase by approximately $15.9 million ($9.6 million after tax). Therefore, any increase in interest rates could significantly increase our interest expense and may have a material adverse effect on our results of operations.
If we are unable to obtain necessary financial assurances, it could negatively impact our liquidity and capital resources.
We are required to provide financial assurances to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations and collection contracts. In addition, we are required to provide financial assurances for our self-insurance program. We satisfy the financial assurances requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. As of December 31, 2005, we have total financial assurance requirements of approximately $2.6 billion. Should we experience rating agency downgrades, the mix of financial assurance instruments we can obtain may change and we may be required to obtain additional letters of credit. In the event we are unable to obtain sufficient performance bonds, letters of credit, insurance policies or trust deposits at reasonable costs, or at all, we would need to rely on other forms of financial assurance that may be more expensive to obtain. This could negatively impact our liquidity and capital resources.
We currently have a material disagreement with the Internal Revenue Service (IRS), which could result in large cash expenditures and adversely affect our operating results, liquidity and financial condition.
We are currently under examination or administrative review by various federal and state taxing authorities for certain tax years including federal income tax audits for calendar years 1998 through 2003. Any material disagreement with a taxing authority could result in large cash expenditures and adversely affect our operating results, liquidity and financial condition. For example, a federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999 is completed except for one matter. If the outstanding matter is decided against us, we estimate it could have a potential total cash impact of up to $310 million for federal and state taxes, of which approximately $33 million has been paid, plus accrued interest through December 31, 2005 of approximately $103 million ($62 million net of tax benefit). In addition, the IRS could attempt to impose a penalty of up to 40% of the additional income tax due. For additional information on this matter, see Note 13 to our Consolidated Financial Statements in Item 8 of this Form 10-K.
There may be undisclosed liabilities associated with our acquisitions.
In connection with any acquisition made by us, there may be liabilities that we fail to discover or are unable to discover, including liabilities arising from non-compliance with environmental laws by prior owners and for which we, as successor owner, may be responsible. Similarly, we incur capitalized costs associated with acquisitions, which may never be consummated, resulting in a potential charge to earnings.

We are required to make accounting and tax-related estimates and judgments in the ordinary course of business.
The accounting and tax-related estimates and judgments we must make in the ordinary course of business affect the reported amounts of our assets and liabilities at the date of the financial statements and the reported amounts of our operating results during the periods presented as described under “Critical Accounting Judgments and Estimates” in Item 7. Additionally, we are required to interpret the rules and tax law in existence as of the date of the financial statements when the rules are not specific to a particular event or transaction. If the underlying estimates or judgments are ultimately proved to be incorrect, or if auditors or regulators subsequently interpret our application of the rules differently, subsequent corrections could have a material adverse effect on our operating results for the period or periods in which the change is identified.
The introduction of new accounting rules, laws or regulations could adversely impact our results of operations.
Complying with new accounting rules, laws or regulations could adversely affect our balance sheet, results of operations or funding requirements, or cause unanticipated fluctuations in our results of operations in future periods.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our principal executive offices are located at 15880 N. Greenway-Hayden Loop, Suite 100, Scottsdale, Arizona 85260 where we currently lease approximately 98,000 square feet of office space. We also currently maintain regional administrative offices in all of our regions.
Our principal property and equipment consists of land, buildings, vehicles and equipment, substantially all of which are encumbered by liens in favor of our primary lenders. We own or lease real property in the states in which we are conducting operations. At December 31, 2005, we owned or operated 310 collection companies, 166 transfer stations, 169 active solid waste landfills and 57 recycling facilities within 37 states and Puerto Rico. Our active landfills are located in our five regions as follows: 52 are in the Midwest, 26 are in the Northeast, 27 are in the Southeast, 40 are in the Southwest and 24 are in the West. In aggregate, our active solid waste landfills total approximately 80,042 acres, including approximately 26,688 permitted acres. We believe that our property and equipment are adequate for our current needs.
Item 3. Legal Proceedings
We are involved in routine litigation that arises in the ordinary course of business. We are subject to federal, state and local environmental laws and regulations. Due to the nature of our business, we are often a party to judicial or administrative proceedings involving governmental authorities and other interested parties related to environmental regulations. From time to time, we may also be subject to actions brought by citizens’ groups, adjacent landowners or others in connection with the permitting and licensing of our landfills or transfer stations, or alleging personal injury, environmental damage or violations of the permits and licenses pursuant to which we operate. We believe that costs of settlements or judgments arising from routine litigation will not have a material adverse effect on our consolidated liquidity, financial position or results of operations.
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

Securities —
A consolidated amended class action complaint was filed against us and five of our current and former officers on March 31, 2005 in the U.S. District Court for the District of Arizona, consolidating three lawsuits previously filed on August 9, 2004, August 27, 2004 and September 30, 2004. The amended complaint asserted claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaint alleged that from February 10, 2004 to September 13, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated results for fiscal year 2004. The lawsuit sought an unspecified amount of damages. We filed a motion to dismiss the complaint on May 2, 2005. On December 15, 2005, the U.S. District Court for the District of Arizona granted our motion and dismissed the lawsuit with prejudice. Plaintiffs have appealed the dismissal to the 9th Circuit Court of Appeals. We do not believe the outcome of this matter will have a material adverse effect on our consolidated results of operations.
Landfill permitting —
In September 1999, neighboring parties and the county drainage district filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from an unrelated dispute years ago related to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 2.6 million tons at December 31, 2005. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a judgment issued by a Texas state trial court in the civil lawsuit effectively revoked the expansion permit that was granted by the TCEQ in 2001, which would require us to operate the landfill according to a prior permit granted in 1988. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001 and has not, as yet, ruled on the need for us to post a bond to do so. Operationally, if necessary, we will attempt to obtain bonding that would allow us to continue to operate the landfill as usual during the appeals period. In the administrative expansion proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.
We are vigorously defending the civil litigation judgment in the Texas Court of Appeals and believe that the merits of our position will prevail. If the civil litigation appeal is not successful, the Texas Court of Appeals has a number of possible remedies, some of which could result in the landfill becoming impaired and/or requiring us to incur costs to relocate waste to another landfill. Such remedies could result in charges of up to $68 million to our consolidated statement of operations. It is not known when the Texas Court of Appeals will decide the case.
Environmental —
We have been notified that we are considered a potentially responsible party at a number of sites under CERCLA or other environmental laws. In all cases, such alleged responsibility is due to the actions of companies prior to the time we acquired them. We continually review our status with respect to each site, taking into account the alleged connection to the site and the extent of the contribution to the volume of waste at the site, the available evidence connecting the entity to that site and the number and financial soundness of other potentially responsible parties at the site. The ultimate amounts for environmental liabilities at sites where we may be a potentially responsible party cannot be determined and estimates of such liabilities made by us require assumptions about future events subject to a number of uncertainties, including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessments to date, the recorded liabilities are periodically evaluated as additional information becomes available to ascertain that the accrued liabilities are adequate. We have determined that the recorded liability for environmental matters as of December 31, 2005 of approximately $272.8 million represents the most probable outcome of these contingent matters. We do not expect that adjustments to estimates, which may be reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. For more information about our potential environmental liabilities see Note 7 to our Consolidated Financial Statements in Item 8 of this Form 10-K.
Tax —
We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2003. A federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999 is complete with the exception of an outstanding tax dispute with the IRS. See Note 13 to our Consolidated Financial Statements in Item 8 of this Form 10-K for a detailed discussion of this matter.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2005.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock, $0.01 par value, is traded on the New York Stock Exchange under the symbol “AW”. The high and low closing sales prices per share for the periods indicated were as follows:

	High	Low
Year Ended December 31, 2005:
First Quarter	$9.09	$6.95
Second Quarter	8.24	6.98
Third Quarter	9.16	7.80
Fourth Quarter	9.21	7.80

Year Ended December 31, 2004:
First Quarter	$14.36	$11.92
Second Quarter	13.82	11.94
Third Quarter	12.85	8.69
Fourth Quarter	9.34	8.00
On February 24, 2006, the closing sales price of our common stock was 10.70. The number of holders of record of our common stock at February 24, 2006, was approximately 562.
Dividend Policy
We have not paid dividends on our common stock and are currently prohibited by the terms of our loan agreements from paying any dividends except as required to the Series C and Series D mandatory convertible preferred stockholders. For a more detailed discussion on these loan agreements, see Note 4 to our Consolidated Financial Statements.
Purchases of Equity Securities by Our Company and Affiliates
Not applicable.
Recent Sales of Unregistered Securities
Not applicable.

Item 6. Selected Financial Data
The selected financial data presented below as of December 31, 2005, 2004, 2003, 2002 and 2001 and each of the years in the three year period ended December 31, 2005 are derived from our historical consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm. The selected financial data presented below for each of the years in the two year period ended December 31, 2002 are derived from our historical consolidated financial statements as adjusted for the matter described in Note 2 below. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the related notes included elsewhere in this Form 10-K. (Amounts are in millions, except per share amounts and percentages.)

	Year Ended December 31,
	2005	2004 (2)	2003 (2)	2002 (2)	2001 (2)
Statement of Operations Data(1):
Revenues	$5,734.8	$5,514.0	$5,386.3	$5,311.3	$5,318.9
Cost of operations	3,745.7	3,514.6	3,325.5	3,159.6	3,051.7
Selling, general and administrative expenses	519.2	553.7	480.1	462.7	434.7
Depreciation and amortization	554.4	559.3	546.0	478.5	448.8
Goodwill amortization(3)	—	—	—	—	226.7
Non-cash (gain) loss on divestiture of assets(4)	—	—	—	(9.3)	107.0

Operating income	915.5	886.4	1,034.7	1,219.8	1,050.0
Equity in earnings of unconsolidated affiliates	—	—	—	—	(14.1)
Interest expense and other(5)	588.0	758.9	832.9	854.0	866.1

Income before income taxes	327.5	127.5	201.8	365.8	198.0
Income tax expense	133.9	72.2	88.7	165.6	162.4
Minority interest	(0.2)	(2.7)	1.9	1.9	3.7

Income from continuing operations	$193.8	$58.0	$111.2	$198.3	$31.9

Basic EPS:
Continuing operations(6)	$0.43	$0.12	$(2.36)	$0.63	$(0.21)

Weighted average common shares	326.9	315.0	203.8	190.2	189.6

Diluted EPS:
Continuing operations(6)	$0.43	$0.11	$(2.36)	$0.62	$(0.21)

Weighted average common and common equivalent shares	330.1	319.7	203.8	193.5	189.6

Pro forma amounts, assuming a change in accounting principle is applied retroactively (7):

Income from continuing operations				$186.3	$20.1
Basic income (loss) per share				0.57	(0.28)
Diluted income (loss) per share				0.56	(0.28)

Statement of Cash Flows Data(1):
Cash flows from operating activities	$712.6	$650.0	$783.9	$976.6	$847.6
Cash flows used for investing activities (including asset purchases and sales, and capital expenditures)	(683.0)	(537.9)	(248.4)	(519.5)	(432.3)
Cash flows used for financing activities (including debt repayments)	(45.5)	(489.2)	(285.7)	(487.5)	(434.4)
Cash provided by discontinued operations	4.0	0.4	15.5	52.2	57.5

Balance Sheet Data (1):
Cash and cash equivalents	$56.1	$68.0	$444.7	$179.4	$157.6
Working capital (deficit)	(655.1)	(834.1)	(282.2)	(377.7)	(245.4)
Property and equipment, net	4,273.5	4,129.9	4,018.9	4,005.7	3,927.5
Goodwill, net	8,184.2	8,202.0	8,313.0	8,530.4	8,556.9
Total assets	13,625.6	13,493.9	13,860.9	13,928.9	14,347.1
Total debt	7,091.7	7,757.0	8,234.1	8,882.2	9,259.6
Series A preferred stock (6)	—	—	—	1,246.9	1,169.0
Stockholders’ equity (6)	3,439.4	2,604.9	2,517.7	689.1	585.8
Total debt to total capitalization (including preferred stock)	67%	75%	77%	82%	84%

(1)	During 2004 and 2003, we sold or held for sale certain operations that met the criteria for reporting discontinued operations. The selected financial data for all prior periods have been reclassified to include these operations as discontinued operations.

(2)	Historically, we have reported certain taxes imposed on landfill and transfer volumes as a reduction of revenue and we reported administrative fees billed to customers as an offset to our administrative costs. Effective April 2005, we began recording all taxes that create direct obligations for us as operating expenses and recording administrative fees billed to our customers as revenue. We opted to conform the prior years’ presentation of our revenues and expenses with the current year’s presentation by increasing revenue, cost of operations and selling, general and administrative expenses. Revenue, cost of operations and selling, general and administrative expenses increased by $152.0 million, $139.8 million and $12.2 million, respectively, for the year ended 2004 and $138.6 million, $135.4 million and $3.2 million, respectively, for the year ended 2003. Revenue and cost of operations both increased by $120.5 million and $87.5 million for the years 2002 and 2001, respectively. These adjustments had no impact on our consolidated operating income, net income, earnings per share, cash flows, or any balance sheet caption for any previous periods.

(3)	In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), amortization of goodwill ceased on January 1, 2002.

(4)	The non-cash (gain) loss on divestiture of assets relates to divestitures of certain operations that were not operating in a manner consistent with our business model. These divestitures are not included in discontinued operations.

(5)	Effective January 1, 2003, we adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). Previously, extraordinary losses as a result of the write-off of deferred debt issuance costs and other costs incurred in connection with the early extinguishments of debt were properly classified as extraordinary. As a result of the adoption of SFAS 145, these expenses are now classified in interest expense and other. The pre-tax amounts reclassified were $16.8 million and $28.1 million for the years ended December 31, 2002 and 2001, respectively. Costs incurred to early extinguish debt for the years ended December 31, 2005, 2004 and 2003 were $62.6 million, $156.2 million and $108.1 million, respectively.

(6)	During December 2003, all of the Series A Preferred Stock was exchanged for 110.5 million shares of common stock. In connection with the exchange, we recorded a reduction to net income available to common shareholders of $496.6 million for the fair value of the incremental shares of common stock issued to the holders of the preferred stock over the amount the holders would have received under the original conversion provisions.

(7)	Pro forma amounts give effect to the change in our method of accounting for landfill retirement obligations upon adoption of SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143) on January 1, 2003, as if the provisions of SFAS 143 had been applied retroactively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein. Please note that unless otherwise specifically indicated, discussion of our results relate to our continuing operations. This discussion may contain forward-looking statements that anticipate results based upon assumptions as to future events that may not prove to be accurate.
Executive Summary
We are the second largest non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous solid waste collection, transfer, recycling and disposal services in 37 states and Puerto Rico, geographically identified as the Midwest, Northeast, Southeast, Southwest and West regions.
Our business is characterized by a relatively stable customer base. Competition is driven by local economic and demographic factors as well as fluctuations in capacity utilization, in both the collection and landfill business. Customer service satisfaction levels industry-wide are very high since the collection customer has a very low tolerance for poor service.
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
In several recent years, our operating costs, particularly fuel, repairs and maintenance, landfill operating costs and transportation, have grown more quickly than our revenues, contributing to declining operating margins. However, this trend began to reverse and improve late in 2005.
We invest a significant amount of capital to support the ongoing operations of our landfill and collection business. Landfills are highly engineered, sophisticated facilities similar to civil works. Each year we invest capital at our 169 active landfills to ensure sufficient capacity to receive the waste volume we handle. In addition, we have approximately 13,100 collection vehicles and over 1.5 million containers to serve our collection customers. They endure rough conditions each day and must be routinely maintained and replaced. During the year ended December 31, 2005, we invested $695.9 million of capital into the business (see Note 2, Property and Equipment, for detail by fixed asset category). In 2006, total capital expenditures are expected to be approximately $700 million.
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
We modified our operating organization at the beginning of the fourth quarter of 2005. The realignment reduced the number of operating regions to five from nine, realigned some of our districts among the regions and increased our regional functionalities through additional resource allocations.
Results of operations. Net income from continuing operations for the year ended December 31, 2005 increased to $193.8 million from $58.0 million for the year ended December 31, 2004. This increase was primarily a result of increased revenues and reduced interest and other financing costs. The increase also includes a $34.6 million (or $0.10 per share) income tax benefit primarily driven by the sales of certain operations and 2004 provision to return adjustments mostly related to state income taxes.

During 2005, organic revenue growth increased 5.0%, offset by an approximately 1% decrease in recycled commodities revenue. The organic revenue growth was driven by increases in average price per unit of approximately 2.2%, including fuel recovery fees, and volume increases of approximately 2.8%. Operating income for fiscal 2005 increased by $29.1 million over fiscal 2004 as a result of the increase in revenues, along with reductions in selling, general and administrative expenses and depreciation and amortization, that exceeded an increase in cost of operations. Most of our operating costs increased from volume increases and normal inflation. However, we currently expect our employee benefits and fuel costs to continue to increase at a rate in excess of inflation.
Beginning in 2004 and throughout 2005, we implemented a best practices program to focus on improving sales productivity and pricing effectiveness, driver productivity through improved routing, maintenance efficiency through standardized operating practices, and reducing our procurement costs through more effective purchasing. In addition, we are focused on improving the effectiveness of our safety and our health and welfare programs.
Beginning in 2005, we increased the level of capital expenditures to approximately $700 million; we plan to maintain this level of capital spending for the next few years. We expect this investment, along with improved maintenance practices, to have a favorable impact on maintenance costs.
Financing activities. We remain committed to our long-term strategy of reducing our debt balance. As this occurs, we believe the relative cost of debt and interest expense should decline. Upon achieving optimal credit ratios, we should have the opportunity to choose the best use of any excess cash flow: further repay debt, pay a dividend to the extent permitted by our debt agreements, repurchase stock or reinvest in our company. We may take advantage of opportunities that arise to accelerate the de-leveraging process as long as the opportunities meet our need to maintain our competitive strength.
We continue to focus on maximizing cash flow to repay debt and to seek opportunities to create additional cash flow through reductions in interest cost. During 2005, we reduced our debt balance by $665.3 million to $7.1 billion through the refinancing plan described below. We continue to reduce debt and improve our debt to total capitalization ratio, which decreased to 67.3% at the end of 2005 from 74.9% at the end of 2004.
During 2005, we completed a multifaceted refinancing (2005 Refinancing) aimed at enhancing liquidity, extending maturities, reducing interest costs and improving our capital structure while accelerating de-leveraging. We issued 12.75 million shares of common stock for $101 million, 6.25% mandatory convertible preferred stock with a conversion premium of 25% for $600 million and 7.25% senior notes due 2015 for $600 million. The proceeds from these issuances were used to retire $195 million of the remaining 10% senior subordinated notes due 2009, $125 million of the 9.25% senior notes due 2012, $600 million of the 7.625% senior notes due 2006, $206 million of term loans, $70 million of the 7.875% senior notes due 2005, and the balance of the proceeds was used to pay for premiums and fees or general corporate purposes. The 2005 Refinancing decreased debt maturities for the next five years by approximately $785 million and resulted in an annual interest savings of approximately $20 million before tax.
In addition, we refinanced our 2003 Credit Facility with the 2005 Credit Facility, which included modifying financial covenants, increasing the size of the 2005 Revolver and the Institutional Letter of Credit Facility by a combined $377 million, and lowering the interest margin paid on the term loan by 75 basis points and on the 2005 Revolver by 25 basis points.

Results of Operations
The following table sets forth our results of operations and percentage relationship that the various items bear to revenues for the periods indicated (in millions, except percentages).
Statement of Operations Data:

	Year Ended December 31,
	2005		2004		2003
Revenues	$5,734.8	100.0%	$5,514.0	100.0%	$5,386.3	100.0%
Cost of operations	3,745.7	65.3	3,514.6	63.8	3,325.5	61.8
Selling, general and administrative expenses	519.2	9.1	553.7	10.0	480.1	8.9
Depreciation and amortization	554.4	9.6	559.3	10.1	546.0	10.1

Operating income	915.5	16.0	886.4	16.1	1,034.7	19.2
Interest expense and other	588.0	10.3	758.9	13.8	832.9	15.5

Income before income taxes	327.5	5.7	127.5	2.3	201.8	3.7
Income tax expense	133.9	2.3	72.2	1.2	88.7	1.6
Minority interest	(0.2)	(0.0)	(2.7)	0.0	1.9	0.0

Income from continuing operations	193.8	3.4	58.0	1.1	111.2	2.1
Discontinued operations, net of tax	10.8	0.2	(8.7)	(0.2)	(11.5)	(0.2)
Cumulative effect of change in accounting principle, net of tax	(0.8)	(0.0)	—	—	29.0	0.5

Net income	203.8	3.6	49.3	0.9	128.7	2.4
Dividends on preferred stock	(52.0)	(1.0)	(21.6)	(0.4)	(95.6)	(1.8)
Non-cash conversion of preferred stock	—	—	—	—	(496.6)	(9.2)

Net income (loss) available to common shareholders	$151.8	2.6%	$27.7	0.5%	$(463.5)	(8.6)%

Revenues. We generate revenues primarily from fees charged to customers for waste collection, transfer, recycling and disposal services. We consider our core business to be our collection and disposal operations. We also generate revenue from the sale of recycled commodities. We record revenue as the services are provided, with revenue deferred in instances where services are billed in advance of the service being provided.
Historically, we have reported certain taxes imposed on landfill and transfer volumes as a reduction of revenue because they were viewed as pass through costs generally collected from customers. In addition, we reported a small but growing amount of administrative fees billed to customers as an offset to our administrative costs. Effective April 2005, we began recording all taxes that create direct obligations for us as operating expenses and recording fees billed to our customers as revenue. This presentation is in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. The impact on prior period financial statements was not material. However, we opted to conform our prior years’ presentation by increasing revenue, cost of operations and selling, general and administrative expenses. Revenue, cost of operations and selling, general and administrative expenses increased by $152.0 million, $139.8 million and $12.2 million, respectively, for the year 2004, and $138.6 million, $135.4 million and $3.2 million, respectively, for the year 2003. These adjustments had no impact on our consolidated operating income, net income, earnings per share, cash flows, or any balance sheet caption for any previous period.
Our operations are not concentrated in any one geographic region. At December 31, 2005, we operated in 129 major markets in 37 states and Puerto Rico. Our regional teams focus on developing local markets in which we can operate a vertically integrated operation and maximize operating efficiency. As a result, we may choose to not operate in a market where our business objectives cannot be met. Effective October 1, 2005, we modified our field organizational structure by reducing the number of our operating regions to five from nine, realigning some of our districts among the regions and increasing our regional support staff to add functional expertise and oversight in areas that are aligned with our strategic value drivers. As a result of these actions, severance and other costs are expected to be approximately $2.0 million, of which $0.9 million was expensed in 2005 and the remainder is expected to be expensed in 2006.

The following table shows our revenues by geographic region in total and as a percentage of total revenues.
Revenues by region(1)(in millions, except percentages):

	Year Ended December 31,
	2005		2004 (3)		2003 (3)
Midwest	$1,201.5	21.0%	$1,167.8	21.2%	$1,147.9	21.3%
Northeast	1,275.2	22.2	1,275.9	23.1	1,249.9	23.2
Southeast	997.1	17.4	953.4	17.3	947.0	17.6
Southwest	860.3	15.0	803.3	14.6	791.5	14.7
West	1,344.6	23.4	1,273.0	23.1	1,211.5	22.5
Other(2)	56.1	1.0	40.6	0.7	38.5	0.7

Total Revenues	$5,734.8	100.0%	$5,514.0	100.0%	$5,386.3	100.0%

(1)	See discussion in Note 16 to our Consolidated Financial Statements.

(2)	Amounts relate primarily to our subsidiaries, which provide services throughout the organization and not on a region basis.

(3)	Revenues in the prior periods have been restated to conform with our current operating structure.
The following table shows our total reported revenues by service line. Intercompany revenues have been eliminated.
Revenues by service line (in millions):

	Year Ended December 31,
	2005	2004	2003
Collection
Residential	$1,189.8	$1,166.1	$1,134.1
Commercial	1,401.1	1,354.0	1,374.7
Roll-off (1)	1,260.3	1,202.1	1,186.5
Recycling	201.4	209.2	202.3

Total Collection	4,052.6	3,931.4	3,897.6

Disposal
Landfill	836.7	782.7	768.8
Transfer	434.5	436.1	400.6

Total Disposal	1,271.2	1,218.8	1,169.4

Recycling – Commodity	225.7	235.4	194.8

Other(2)	185.3	128.4	124.5

Total Revenues	$5,734.8	$5,514.0	$5,386.3

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(2)	Consists primarily of revenue from national accounts where the work has been subcontracted, revenue generated from waste transported via railway and revenue from liquid waste.
Operating expenses. Cost of operations includes labor and related benefits, which consists of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third-party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment, and containers, including related labor and benefit costs; transportation and subcontractor costs which include costs for independent haulers who transport our waste to disposal facilities; cost of goods sold which includes material costs paid to suppliers associated with recycling commodities; fuel which includes the cost of fuel, net of fuel credits; disposal and franchise fees and taxes consisting of landfill taxes, municipal franchise fees, host community fees and royalties; landfill operating costs which includes landfill accretion, financial assurance, leachate disposal and other landfill maintenance costs; risk management which includes casualty insurance premiums and claims; and other which includes expenses such as facility operating costs, equipment rent, and gains or losses on sale of assets used in our operations.

The following tables provide the components of our operating costs and as a percentage of revenues (in millions, except percentages):

	Year Ended December 31,
	2005		2004		2003
Labor and related benefits	$1,114.1	19.4%	$1,071.2	19.4%	$1,046.5	19.4%
Transfer and disposal costs	492.1	8.6	499.8	9.1	515.4	9.6
Maintenance and repairs	490.1	8.5	469.5	8.5	423.7	7.9
Transportation and subcontractor costs	456.5	8.0	406.4	7.4	363.0	6.7
Cost of goods sold	45.8	0.8	49.2	0.9	39.7	0.7
Fuel	241.7	4.2	168.5	3.1	152.5	2.8
Disposal and franchise fees and taxes	353.1	6.2	340.2	6.2	324.6	6.0
Landfill operating costs	150.9	2.6	146.1	2.6	123.4	2.3
Risk management	175.9	3.1	168.8	3.1	161.8	3.1
Other	225.5	3.9	194.9	3.5	174.9	3.3

Total operating expenses	$3,745.7	65.3%	$3,514.6	63.8%	$3,325.5	61.8%

Selling, general and administrative expenses include salaries, health and welfare benefits and incentive compensation for corporate and field general management, field support functions, sales force, accounting and finance, legal, management information systems and clerical and administrative departments. It also includes rent and office costs, fees for professional services provided by third parties, such as accountants, lawyers and consultants, provisions for estimated uncollectible accounts receivable and other expenses such as marketing, investor and community relations, directors’ and officers’ insurance, employee relocation, travel, entertainment and bank charges.
The following tables provide the components of our selling, general and administrative costs and as a percentage of revenues (in millions, except percentages):

	Year Ended December 31,
	2005		2004		2003
Salaries	$324.3	5.7%	$318.7	5.8%	$282.5	5.2%
Rent and office costs	40.8	0.7	42.9	0.8	42.2	0.8
Professional fees	51.2	0.9	70.2	1.3	38.8	0.7
Provision for doubtful accounts	18.8	0.3	18.6	0.3	23.6	0.4
Other	84.1	1.5	103.3	1.8	93.0	1.8

Total selling, general and administrative expenses	$519.2	9.1%	$553.7	10.0%	$480.1	8.9%

Depreciation and amortization includes depreciation of fixed assets and amortization costs associated with the acquisition, development and retirement of landfill airspace and intangible assets. Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (4-8 years). Landfill assets are amortized at a rate per ton of waste disposed. (See Critical Accounting Judgments and Estimates and Note 7, Landfill Accounting for a discussion of landfill accounting.) Depreciation of vehicles increases as fully-depreciated trucks are replaced by new vehicles. Amortization of landfill assets increases with higher rates of inflation and decreases when an expansion is granted at a landfill site or the site experiences higher rates of compaction than those estimated. Conversely, lower than estimated compaction results in higher amortization.
The following tables provide the components of our depreciation and amortization and as a percentage of revenues (in millions, except percentages):

	Year Ended December 31,
	2005		2004		2003
Depreciation of fixed assets	$304.2	5.3%	$300.1	5.4%	$305.6	5.7%
Landfill and other amortization	250.2	4.3	259.2	4.7	240.4	4.4

Total depreciation and amortization	$554.4	9.6%	$559.3	10.1%	$546.0	10.1%

Landfill disposal capacity and operating lives. We had available disposal capacity of approximately 2.7 billion tons as of December 31, 2005. We classify this total disposal capacity as either permitted (having received the final permit from the governing authorities) or probable expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is highly probable. (See Critical Accounting Judgments and Estimates and Note 7, Landfill Accounting for our requirements to classify disposal capacity as probable expansion.)
The following table reflects disposal capacity activity for active landfills we owned or operated for the twelve months ended December 31, 2005 (disposal capacity in millions of tons):

			Probable	Number		Total
	Permitted	Number	Expansion	of	Total	Number
	Disposal	Of	Disposal	Landfills	Disposal	of
	Capacity	Landfills	Capacity	Impacted	Capacity	Landfills
Balance as of December 31, 2004	1,995.9	166	475.5	24	2,471.4	166
Acquisitions, divestitures and closures	129.7	3	—	—	129.7	3
Additions to probable expansion disposal capacity	—	—	1.7	1	1.7	—
Net change to permitted disposal capacity	75.5	—	(32.8)	(2)	42.7	—
Disposal capacity consumed	(80.0)	—	—	—	(80.0)	—
Changes in engineering estimates (1)	152.8	—	6.3	—	159.1	—

Balance as of December 31, 2005	2,273.9	169	450.7	23	2,724.6	169

(1)	Relates primarily to increased density of waste at our landfills resulting from improved operational procedures, optimization of daily cover materials and improved utilization of compaction equipment.
The following table reflects the estimated operating lives of our landfill assets based on available disposal capacity using current annual volumes:

	At December 31, 2005		At December 31, 2004
	Number of Sites	Percent of Total	Number of Sites	Percent of Total
0 to 5 years	32	19%	30	18%
5 to 10 years	15	9	15	9
10 to 20 years	36	22	41	25
20 to 40 years	43	25	38	23
40+ years	43	25	42	25

Total	169	100%	166	100%

Years Ended December 31, 2005 and 2004
Revenues. Revenues increased 4.0% over the prior year driven by increases in our collection and disposal lines of business. The revenue increase within the collection business was driven by increases in each of the residential, commercial and roll-off lines of business. Within the disposal business, landfill revenue increased while transfer revenue remained flat year over year. Recycling and other revenue decreased as commodity price declines were partially offset by increased national account-related revenue and Gulf Coast hurricane debris clean-up.
Following is a summary of the change in revenues (in millions):

Reported revenues in 2004	$5,514.0
Core business organic growth
Increase from average base per unit price change	23.6
Increase from fuel recovery fees	86.9
Increase from net volume change	143.0
Net divested revenues and adjustments	(18.7)
Decrease in recycling and other	(14.0)

Reported revenues in 2005	$5,734.8

Revenue growth relating to our average price per unit on core business was $110.5 million compared to $55.3 million in the prior year. Our price growth of 2.2% reflected the result of our continued focus on our pricing initiatives during 2005. Average per unit pricing for all lines within the collection business and for the transfer and landfill businesses increased. The improvement in price results from more central control of pricing. The fuel recovery fees program implemented throughout 2005 generated $86.9 million or 78.6% of the total price growth in the current year. These fees will increase or decrease with the price of fuel in the future.

Core business volume growth for the year ended December 31, 2005 was 2.8%, of which approximately 1.3% primarily related to subcontracted revenue from national accounts and hurricane clean-up work resulting from the Gulf Coast hurricanes. Commercial and roll-off volumes increased by 2.2% and 2.0%, respectively. Landfill volume increased 5.6%, while volume for the transfer business decreased slightly from the prior year. The growth in our volume reflected improvement in the economy, increases in special waste jobs, more effective sales practices and the impact of hurricane debris clean-up work.
Cost of operations. Cost of operations increased 6.6% in 2005 compared to the prior year due to increases in labor, maintenance and repairs, transportation and subcontract costs, fuel and risk management expenses. Labor costs increased as a function of inflation and higher benefits costs. The increase in repair and maintenance expenses is attributable to additional repair costs due to fleet age. This trend improved during the year, with repairs and maintenance actually decreasing in the fourth quarter of 2005 compared to the same period a year ago. We expect to realize the benefits of lower total truck ownership costs in future years as a result of improvements to and standardization of our maintenance practices as well as on-going capital investments to reduce the average age of our truck fleet. Transportation and subcontractor costs increased primarily as a function of volume increases from national accounts, additional subcontract costs for hurricane debris clean-up work during the third and fourth quarters and increases in pass-through fuel expenses. Fuel costs increased due to the impact of higher fuel prices during the year. The increase in risk management expenses was driven primarily by $8.3 million of insurance liability adjustments incurred during the current year due to adverse property and casualty experience.
Also included in the other operating costs were $3.6 million of asset impairment charges related to lost or damaged equipment and facilities in the areas affected by the Gulf Coast hurricanes in 2005 and $4.8 million of loss on assets held for sale.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $34.5 million (or 6.2%) in 2005 primarily relating to decreases in professional fees and other expenses, partially offset by increases in salaries. The year over year decrease in professional fees of $19 million is attributable to prior year expenses associated with the implementation of SOX 404 and the best practices program. The decrease in other expenses primarily related to $22.1 million of reversals of litigation reserves in 2005. Of that amount, $13.3 million pertained to a favorable court ruling involving BFI that had been pending appeal since 2000. Salary expenses in 2004 included $18 million of costs associated with an executive departure and our field organization realignment in the fourth quarter of 2004.
Depreciation and amortization. Depreciation and amortization decreased 0.9% in the year ended December 31, 2005 as compared to the same period in 2004. The decrease in amortization expenses is primarily related to lower amortization rates due to increases in landfill capacity from expansions and compaction improvement, partially offset by increased volumes. Depreciation expense related to equipment increased during 2005, primarily due to increases in capital expenditures in the second half of 2004 and throughout 2005.
Interest expense and other. Interest expense and other decreased by 22.5% in 2005. Following are the components of interest expense and other (in millions):

	Year Ended December 31,
	2005	2004
Interest expense and other
Interest expense, gross	$520.2	$592.7
Cash settlement on non-hedge accounting interest rate swap contracts	—	8.5
Interest income	(3.0)	(2.5)
Interest capitalized for development projects	(14.5)	(13.0)
Accretion of debt and amortization of debt issuance costs	22.7	27.0
Non-cash gain on non-hedge accounting interest rate swap contracts	—	(16.3)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	—	6.7
Costs incurred to early extinguish debt	62.6	156.2
Interest expense allocated to discontinued operations	—	(0.4)

Interest expense and other from continuing operations	$588.0	$758.9

The decrease in gross interest expense was attributable primarily to the repayment of debt from our continued de-leveraging strategy and the refinancing of debt at lower interest rates. In connection with the completion of the transactions included in the 2005 Refinancing, we expensed $62.6 million of costs to early extinguish and refinance debt during 2005. We expensed $156.2 million of costs for similar activities during 2004. At December 31, 2005, approximately 78% of our debt had fixed rates.
Income tax expense. The effective tax rate for the year ended December 31, 2005 was 40.9% compared to 55.5% for the same period in 2004. Income tax expense for the year ended December 31, 2005 included a benefit of approximately $25.5 million related to additional stock basis associated with a divestiture pending at December 31, 2005 that was completed in February 2006. The decrease in the effective income tax rate in 2005 was also partly due to provision to return adjustments resulting from the finalizing of 2004 income tax returns in the fourth quarter of 2005 and the increase in annual earnings before taxes in 2005.
Discontinued operations. There were no divestitures during 2005 that have been presented as discontinued operations. However, discontinued operations in 2005 included a previously deferred gain of approximately $15.3 million ($9.2 million gain, net of tax). This deferred gain was attributable to a divestiture that occurred in 2003 where the acquirer had the right to sell the operations back to us for a period of time (a “put” agreement), thus constituting a form of continuing involvement on our part that precluded recognition of the gain in 2003. In the third quarter of 2005, these operations were sold to another third-party and the put agreement was cancelled. Discontinued operations in the year 2005 also included a $2.7 million pre-tax benefit ($1.6 million after tax) resulting from a revision of our insurance liabilities related to divestitures previously reported as discontinued operations.
Dividends on preferred stock. Dividends on preferred stock were $52.0 million and $21.6 million for the year ended December 31, 2005 and 2004, respectively. The increase of $30.4 million for the year ended December 31, 2005 was a result of the 6.25% dividends payable in cash for the Series D mandatory convertible preferred stock (Series D preferred stock) issued in March 2005. Dividends on preferred stock also included the 6.25% dividends payable in cash for the Series C mandatory convertible preferred stock (Series C preferred stock) issued in April 2003. The Series C preferred stock is mandatorily convertible on April 1, 2006.
Years Ended December 31, 2004 and 2003
Revenues. For the year ended December 31, 2004, revenues increased 2.4% in the collection, disposal and recycled commodity lines of business as compared to the same period in the prior year. Within the collection business, residential and roll-off revenues increased, while our commercial business experienced a slight decrease. The disposal revenue increase was primarily driven by the transfer business. Additionally, price increases in our recycled commodities business also contributed to revenue growth during 2004.
Following is a summary of the change in revenues (in millions):

Reported revenues in 2003	$5,386.3
Core business organic growth
Increase from average base per unit price change	55.3
Increase from volume change	56.2
Net divested revenues(1) and adjustments	(29.5)
Increase in commodity and other non-core revenues	45.7

Reported revenues in 2004	$5,514.0

(1)	Excludes amounts reclassified to discontinued operations.
During 2004, our core business organic growth of 2.2% was evenly distributed between price and volume growth. The increase in our core business average price per unit accounted for $55.3 million and was driven by increases in our collection, landfill and transfer lines of business of 1.0%, 1.5% and 1.4%, respectively. This was a result of our continued focus to effectively manage the pricing of our new work and to replace low margin jobs with more profitable work.

The increase in our core business volume of $56.2 million, or 1.1% of the total organic growth, was primarily driven by volume increases of approximately 9.2% and 1.0% in the transfer and landfill business. Our collection business experienced a slight volume increase from prior year. The volume growth reflected an overall improvement in the economy and more effective sales practices implemented throughout the year.
Cost of operations. Cost of operations increased 5.7% in 2004 compared to the prior year. The increase for the year was primarily attributable to (i) inflationary increases in all costs, (ii) incremental increases in costs associated with increased volume (such as transportation and landfill operating costs) and (iii) increases in maintenance and repairs, landfill operating costs, fuel, and transportation and subcontractor costs in excess of inflation. Labor and related benefits, which represented over 30% of the cost of operations, increased approximately 2.4% in 2004.
Selling, general and administrative expenses. Selling, general and administrative expenses increased 15.3% in 2004 as compared to 2003. The increase was primarily attributable to salaries and professional fees. Included in salaries were $18 million of costs associated with an executive departure and our field organization realignment in the fourth quarter of 2004. This amount included approximately $15 million related to the resignation of the Chairman and Chief Executive Officer in the fourth quarter of 2004.
Costs associated with professional fees included approximately $18 million for efforts to implement our best practices program across the company and an increase in professional fees for incremental costs associated with increased corporate governance regulations (including implementation of SOX 404) and labor relations.
Depreciation and amortization. Depreciation and amortization expense increased 2.4% in the year ended December 31, 2004 as compared to 2003. The increase was primarily attributable to an increase in landfill volume and landfill amortization rates.
Interest expense and other. Interest expense and other decreased by 8.9% in 2004. Following were the components of interest expense and other (in millions):

	Year Ended December 31,
	2004	2003
Interest expense and other
Interest expense, gross	$592.7	$691.2
Cash settlement on non-hedge accounting interest rate swap contracts	8.5	50.8
Interest income	(2.5)	(3.4)
Interest capitalized for development projects	(13.0)	(15.7)
Accretion of debt and amortization of debt issuance costs	27.0	31.8
Non-cash gain on non-hedge accounting interest rate swap contracts	(16.3)	(48.1)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	6.7	23.1
Costs incurred to early extinguish debt	156.2	108.1
Interest expense allocated to discontinued operations	(0.4)	(4.9)

Interest expense and other from continuing operations	$758.9	$832.9

The decrease in gross interest expense and cash settlement on non-hedge accounting interest rate swap contracts was attributable primarily to the repayment of debt from our continued de-leveraging strategy, the refinancing of debt at lower interest rates and the maturing of higher rate interest rate swap contracts. During 2004 and 2003, we decreased our debt balance by $477 million and $648 million, respectively, and in 2004, we refinanced approximately $2.0 billion of debt with lower interest rates. At December 31, 2004, approximately 79% of our debt had fixed rates.
Costs incurred to retire debt prior to maturity in 2004 included $129.8 million of premiums and fees paid and $26.4 million of write-offs of financing costs. These costs were associated with the repurchase of $1.3 billion of our 10% senior subordinated notes and the redemption of $875 million of 7.875% senior notes, both of which were due in 2009. Costs incurred to retire debt prior to maturity in 2003 included (i) $53.8 million for the write-off of deferred financing costs and other costs for the refinancing of our credit facility and (ii) $53.4 million in premiums paid and other costs for the open market repurchase of $506.1 million of 10% senior subordinated notes during 2003.
The change in non-cash gain on non-hedge accounting interest rate swap contracts was due to changes in the market value of the underlying interest rate swap contract driven by both changes in prevailing interest rates and the remaining term of the interest rate swap contract. The decrease in amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts was attributable to de-designated interest rate swap contracts that matured during 2004.
Income tax expense. The effective tax rate for the year ended December 31, 2004 was 55.5% compared to 44.4% for the same period in 2003. The increase was due in part to a decrease in annual earnings before taxes in 2004 compared with 2003 and an increase in interest provided on the tax contingency described in Note 13 to our Consolidated Financial Statements.
Minority interest. We recognized a non-recurring minority interest benefit from revised estimates used in the stipulated calculation of certain minority shareholders’ equity at certain consolidated subsidiaries.
Discontinued operations. Certain operations that were divested during 2004 and 2003 were reflected as discontinued operations in the accompanying financial statements. During 2004, we sold operations in Florida and included a net after tax loss of approximately $8.5 million in discontinued operations. Also included in the results for discontinued operations for the year ended December 31, 2004 was a net after tax gain of $1.7 million as a result of purchase price adjustments for operations sold in 2003. During 2003, we sold discontinued operations in South Carolina, Georgia, Colorado, New Jersey, Virginia and Florida and included a net after tax loss of approximately $29.0 million in discontinued operations.
Dividends on preferred stock. Dividends on preferred stock were $21.6 million and $95.6 million for years 2004 and 2003, respectively. Dividends on preferred stock decreased by 77.5% in 2004. Dividends in 2004 included 6.25% dividends payable in cash relating to Series C preferred stock issued in April 2003. Dividends in 2003 included dividends related to the Series C preferred stock and a non-cash 6.5% dividend on the liquidation preference of our Series A senior convertible preferred stock. The Series A senior convertible preferred stock was converted to common stock in December 2003.
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
Liquidity and Capital Resources
During 2005, we generated operating cash flows of $712.6 million, of which we reinvested $695.9 million of capital into the business. We reduced our debt balance by $665.3 million to $7.1 billion through equity issuances and operating cash flows. We generally meet operational liquidity needs with operating cash flows. Our liquidity needs are primarily for working capital, capital expenditures for vehicles, containers and landfill development, capping, closure, post-closure and environmental expenditures, debt service costs and scheduled debt maturities.
When we cannot meet our liquidity needs with operating cash flow, we meet those needs with borrowings under our 2005 Credit Facility. We have a $1.575 billion commitment until 2010 under our 2005 Credit Facility, which we believe is adequate to meet our liquidity needs based on current conditions. At December 31, 2005, we had $3.7 million of loans outstanding and $398.8 million in letters of credit drawn on the 2005 Revolver, leaving $1.173 billion of availability for borrowings and letters of credit. We also have letter of credit capacity of $495.0 million under our Institutional Letter of Credit Facility to meet letter of credit requirements in addition to our 2005 Revolver, which was fully utilized at December 31, 2005.

Our cash flows from operating, investing and financing activities for the last three years were as follows (in millions):

	Years Ended December 31,
	2005	2004	2003
Operating Activities:
Net income	$203.8	$49.3	$128.7
Discontinued operations, net of tax	(10.8)	8.7	11.5
Non-cash expenses (1)	714.6	683.7	692.8
Gain on sale of fixed assets	(3.5)	(4.9)	—
Non-cash gain on non-hedge accounting interest rate swap contracts	—	(16.2)	(48.1)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	—	6.7	23.1
Change in working capital	(150.4)	(34.9)	6.7
Capping, closure, post-closure and environmental expenditures, net of provision and accretion	(41.1)	(42.4)	(30.8)

Cash provided by operating activities from continuing operations	712.6	650.0	783.9

Investing Activities:
Proceeds from divestitures less the cost of acquisitions, net of cash divested/acquired (2)	0.9	36.2	250.0
Proceeds from sale of fixed assets	20.3	11.0	17.5
Capital expenditures, excluding acquisitions	(695.9)	(582.9)	(491.8)
Capitalized interest	(14.5)	(13.0)	(15.7)
Change in deferred acquisition costs, notes receivable and other	6.2	10.8	(8.4)

Cash used for investing activities from continuing operations	(683.0)	(537.9)	(248.4)

Financing Activities:
Net proceeds from sale of Series C preferred stock	—	—	333.1
Net proceeds from sale of Series D preferred stock	580.8	—	—
Proceeds from long-term debt, net of issuance costs	3,043.5	3,082.6	3,037.1
Payments of long-term debt	(3,740.2)	(3,609.1)	(3,754.6)
Payment of preferred stock dividends	(48.9)	(21.6)	(10.2)
Change in disbursement account	21.9	53.8	10.5
Net proceeds from sale of common stock, exercise of stock options and other	97.4	5.1	98.4

Cash used for financing activities from continuing operations	(45.5)	(489.2)	(285.7)

Cash provided by discontinued operations	4.0	0.4	15.5

(Decrease)/increase in cash and cash equivalents	$(11.9)	$(376.7)	$265.3

(1)	Consists principally of provisions for depreciation and amortization, allowance for doubtful accounts, accretion of debt and amortization of debt issuance costs, write-off of deferred debt issuance costs, non-cash reduction in acquisition accruals, non-cash portion of realignment costs, non-cash asset impairment, deferred income taxes and cumulative effect of change in accounting principle, net of tax.

(2)	During 2005, we acquired solid waste operations representing approximately $19.5 million ($19.5 million, net of intercompany eliminations) in annual revenues and sold operations representing approximately $16.4 million ($16.4 million, net of intercompany eliminations) in annual revenues. During 2004, we acquired solid waste operations representing approximately $16.6 million ($16.6 million, net of intercompany eliminations) in annual revenues and sold operations representing approximately $62.2 million ($60.8 million, net of intercompany eliminations) in annual revenues. During 2003, we acquired solid waste operations representing approximately $42.1 million ($39.3 million, net of intercompany eliminations) in annual revenues and sold operations representing approximately $353.3 million ($338.6 million, net of intercompany eliminations) in annual revenues.
Cash provided by continuing operations increased by 9.6% in 2005 when compared to the same period in 2004. The increase in cash provided by continuing operations is primarily due to the increase in net income in 2005, partially offset by an increased use of working capital of $115.5 million that was primarily attributable to the timing of disbursements related to capital expenditures and operating activities.

Following is a summary of the primary sources and uses of cash during the year 2005 and 2004 (in millions):

Sources of cash
	2005	2004
Cash provided by continuing operations	$712.6	$650.0
Net proceeds from issuance of common and preferred stock	678.2	5.1
Decrease in cash balance	11.9	376.7
Increase in disbursement account	21.9	53.8
Net proceeds from divestitures, net of acquisitions	0.9	36.2
Proceeds from the sale of fixed assets	20.3	11.0

Total	$1,445.8	$1,132.8

Uses of cash
	2005	2004
Capital expenditures	$695.9	$582.9
Debt repayments, net of debt proceeds	666.8	488.2
Debt issuance costs	29.9	38.3
Payment of preferred stock cash dividends	48.9	21.6
Other non-operating net cash outflows	4.3	1.8

Total	$1,445.8	$1,132.8

Capital expenditures. In addition to funding our operational working capital needs and reducing debt, we are committed to efficiently investing in our capital asset base. Our goal is to generate returns that are above our weighted average cost of capital. Our capital expenditures are primarily for the construction and build out of our landfills, for the vehicles and containers used by our collection operations and for heavy equipment used in both our collection and landfill operations. Beginning in 2005, we increased the level of annual capital expenditures to approximately $700 million in order to reduce repair and maintenance costs, improve productivity and improve quality of customer service. We expect to maintain this level of capital spending for the next few years. We expect this investment, along with improved maintenance practices, to reduce the total cost of our truck fleet ownership.
Following is a summary of capital expenditures for the years ended December 31, (in millions, except for percentages):

	2005	2004	2003
Vehicles, containers and heavy equipment	$376.2	$214.8	$231.2
Landfill development	267.4	297.1	219.1
Other (1)	52.3	71.0	41.5

Total capital expenditures, excluding acquisitions	$695.9	$582.9	$491.8

(1)	Includes land and improvements, land held for permitting as landfills, buildings and improvements, and furniture and office equipment.
Financing activities. We continuously seek opportunities to increase our cash flow through improvements in operations and reduction of our interest cost. Historically, we have used bank financings and capital markets transactions to meet our refinancing and liquidity requirements. Under our 2005 Credit Facility, we are required to meet certain financial covenants. Our objective is to maintain sufficient surplus between the required covenant ratios and the actual ratios calculated according to the 2005 Credit Agreement. We monitor the surplus carefully and will seek to take action if the surplus becomes too small. We have not historically experienced difficulty in obtaining financing or refinancing existing debt. We expect to continue to seek such opportunities in the future to the extent such opportunities are available to us. (See also Debt Covenants in Contractual Obligations and Commitments.)
Significant financing events in 2005. In the first quarter of 2005, we completed the 2005 Refinancing which enhanced liquidity, extended maturities, reduced interest costs and improved our capital structure while accelerating de-leveraging.

The 2005 Refinancing included:
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
The balance of the proceeds was used to pay for premiums and fees or general corporate purposes. In addition, we refinanced the 2003 Credit Facility, which included modifying financial covenants, increasing the size of the 2005 Revolver and the Institutional Letter of Credit Facility by a combined $377 million, and lowering the interest margin paid on the term loan by 75 basis points and on the 2005 Revolver by 25 basis points.
The 2005 Refinancing decreased debt maturities for the next 5 years by approximately $785 million and resulted in an annual interest savings of approximately $20 million before tax.
Capital Structure
Financing Plan. We are a highly leveraged company with $7.1 billion of outstanding debt at December 31, 2005. The majority of our debt was incurred to acquire solid waste companies between 1990 and 2000. We incurred and assumed over $11 billion of debt to acquire BFI in 1999. Since the acquisition of BFI, we have repaid debt with cash flow from operations, asset sales and the issuances of equity. We intend to continue to reduce our debt balance until we reach credit ratios that we believe will allow us to benefit from an investment grade-like cost of capital. We believe that as we move towards these ratios, when compared to today, we will have additional opportunities to reduce our cost of debt below our current level on a basis relative to interest rates at the time. We expect these opportunities will increase liquidity, and provide more flexibility in deciding the most appropriate use of our cash flow. Additionally, we believe that as we reduce our financial leverage, shareholder value is created through cash flow due to reduced interest payments.
Until then, we will continue to manage operating cash flows after capital expenditures to ensure repayment of our scheduled debt maturities and opportunistically reduce interest costs through refinancing transactions to the extent economically beneficial. In both 2004 and 2005, we completed multifaceted refinancing to reduce our overall debt, refinance our credit facility and reduce our higher cost debt. In addition, we expect to continue to evaluate the performance of and opportunities to divest operations that do not maximize operating efficiencies or provide an adequate return on invested capital.
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
We have an effective shelf registration statement with the SEC that allows us to issue various securities as market conditions permit. At December 31, 2005, we had $0.7 billion available under this shelf registration. In October 2005, we filed a registration statement with the SEC that would increase availability under the shelf registration to $2.0 billion. The registration statement is not yet effective.

Contractual Obligations and Commitments
Following is a summary of our debt structure and the associated interest cost (in millions, except percentages):

	December 31, 2005			December 31, 2004
	Ending	Effective	Annual	Ending	Effective	Annual
	Debt	Interest	Interest	Debt	Interest	Interest
Debt Instrument	Balance	Rate (1)	Expense	Balance	Rate (1)	Expense
Revolving credit facility (2)	$3.7	9.00%	$17.4	$—	5.56%	$14.8
Term loans	1,275.0	6.33	79.2	1,555.5	6.04	112.3
Senior secured notes	4,644.1	7.83	368.7	4,833.5	7.81	381.4
Senior unsecured notes	400.0	7.55	30.2	400.0	7.53	21.0
Senior subordinated convertible debenture	230.0	4.34	10.0	230.0	4.33	7.0
Senior subordinated notes	—	—	4.5	195.4	10.22	64.7
Receivables secured loan	230.0	4.90	8.9	209.9	3.32	3.7
Other	308.9	6.89	22.6	332.7	5.36	23.3

Total	$7,091.7	7.29	$541.5	$7,757.0	7.18	$628.2

(1)	Includes the effect of interest rate swap contracts and amortization of debt issuance costs and premiums or discounts.

(2)	Reflects weighted average interest rate and excludes fees. There were no borrowings outstanding at December 31, 2004; the rate presented is the Adjusted LIBOR rate.
The following table provides additional maturity detail of our long-term debt at December 31, 2005 (in millions):

Debt	2006	2007	2008	2009	2010	Thereafter	Total
Revolving Credit Facility(1)	$—	$—	$—	$—	$3.7	$—	$3.7
Term loan B	—	—	—	—	6.0	1,269.0	1,275.0
Receivables secured loan(2)	230.0	—	—	—	—	—	230.0
6.375% BFI Senior notes	—	—	161.2	—	—	—	161.2
8.50% Senior notes	—	—	750.0	—	—	—	750.0
8.875% Senior notes	—	—	600.0	—	—	—	600.0
6.50% Senior notes	—	—	—	—	350.0	—	350.0
5.75% Senior notes due 2011	—	—	—	—	—	400.0	400.0
6.375% Senior notes due 2011	—	—	—	—	—	275.0	275.0
9.25% Senior notes due 2012	—	—	—	—	—	250.0	250.0
7.875% Senior notes due 2013	—	—	—	—	—	450.0	450.0
6.125% Senior notes due 2014	—	—	—	—	—	425.0	425.0
7.25% Senior notes due 2015	—	—	—	—	—	600.0	600.0
9.25% BFI debentures due 2021	—	—	—	—	—	99.5	99.5
7.40% BFI debentures due 2035	—	—	—	—	—	360.0	360.0
4.25% Senior subordinated convertible debentures due 2034	—	—	—	—	—	230.0	230.0
7.375% Senior unsecured notes due 2014	—	—	—	—	—	400.0	400.0
Other debt	8.5	6.5	1.8	2.0	25.4	267.9	312.1

Total principal due	$238.5	$6.5	$1,513.0	$2.0	$385.1	$5,026.4	$7,171.5
Discount, net							(79.8)

Total debt balance							$7,091.7

(1)	At December 31, 2005, under our 2005 Credit Facility, we had revolving commitments totaling $1.575 billion with $3.7 million in loans outstanding and $398.8 million of letters of credit outstanding, providing us remaining availability of $1.173 billion. In addition, we had an Institutional Letter of Credit Facility of $495.0 million available under the 2005 Credit Facility, all of which was used for letters of credit outstanding.

(2)	The receivables secured loan is a 364-day liquidity facility with a maturity date of May 2006. At that time, we intend to renew the liquidity facility. If we are unable to renew the liquidity facility, we will refinance any amounts outstanding with our 2005 Credit Facility, which matures in 2010, or with other long-term borrowings. Although we intend to renew the liquidity facility in May 2006 and do not expect to repay the amounts within the next twelve months, the loan is classified as a current liability because it has a contractual maturity of less than one year.

The following table outlines what we regard as our material, fixed, non-cancelable contractual cash obligations, their payment dates and expirations. Amounts related to operating leases and purchase obligations are not recorded as a liability on our December 31, 2005 consolidated balance sheet and will be recorded as appropriate in future periods. This table excludes certain obligations that we have reflected on our consolidated balance sheet, such as pension obligations, for which we do not expect to have cash funding requirements and excludes amounts related to environmental liabilities and contingencies for which the timing of payments is not determinable.

Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Recorded obligations:
Long-term debt (1)	$735.6	$503.3	$1,941.4	$371.7	$741.8	$6,750.9	$11,044.7
Capital lease obligations	2.1	2.3	1.9	1.9	1.9	11.1	21.2
Capping, closure and post- closure obligations	72.8	71.4	67.2	73.8	58.9	3,147.2	3,491.3
Other long-term liabilities (2)	—	71.0	47.5	29.8	20.8	112.6	281.7
Unrecorded obligations:
Operating leases	31.0	27.9	23.8	18.6	15.3	36.5	153.1
Purchase obligations:(3)
Disposal related	114.1	98.7	93.4	81.1	59.3	537.1	983.7
Other	38.1	19.3	14.0	12.2	4.6	12.5	100.7

Total cash contractual obligations	$993.7	$793.9	$2,189.2	$589.1	$902.6	$10,607.9	$16,076.4

(1)	Amount represents scheduled principal and interest due and excludes discounts and principal due on capital leases. Scheduled interest payment obligations are calculated using stated coupons for fixed debt and interest rates effective as of December 31, 2005 for variable rate debt.

(2)	The current portion of other long-term obligations is not reflected here, as it is included in the other accrued liabilities balance.

(3)	Purchase obligations consist primarily of (i) disposal related agreements which include fixed or minimum royalty and host agreements and take-or-pay and put-or-pay disposal agreements and (ii) other obligations including a fuel contract agreement, committed capital expenditures and consulting services arrangements.
Debt covenants. Our 2005 Credit Facility and the indentures relating to our senior subordinated notes and our senior notes contain financial covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions.
Under the 2005 Credit Facility, our primary financial covenants are:
Minimum Interest Coverage:

From the Quarter Ending	Through the Quarter Ending	EBITDA(1)/Interest
January 1, 2005	December 31, 2005	1.85x
January 1, 2006	June 30, 2006	1.95x
July 1, 2006	December 31, 2006	2.00x
January 1, 2007	March 31, 2007	2.10x
April 1, 2007	June 30, 2007	2.15x
July 1, 2007	March 31, 2008	2.20x
April 1, 2008	September 30, 2008	2.25x
October 1, 2008	December 31, 2008	2.30x
January 1, 2009	June 30, 2009	2.40x
July 1, 2009	December 31, 2009	2.55x
January 1, 2010	Thereafter	2.75x
Maximum Leverage:

From the Quarter Ending	Through the Quarter Ending	Total Debt/EBITDA(1)
January 1, 2005	December 31, 2005	6.50x
January 1, 2006	June 30, 2006	6.25x
July 1, 2006	December 31, 2006	6.00x
January 1, 2007	June 30, 2007	5.75x
July 1, 2007	December 31, 2008	5.50x
January 1, 2009	June 30, 2009	5.25x
July 1, 2009	December 31, 2009	5.00x
January 1, 2010	Thereafter	4.50x

At December 31, 2005, we were in compliance with all financial and other covenants under our 2005 Credit Facility. We are not subject to any minimum net worth covenants. At December 31, 2005, Total Debt/EBITDA(1) ratio, as defined by the 2005 Credit Facility, was 4.76:1 and our EBITDA(1)/Interest ratio was 2.47:1.

(1)	EBITDA, which is a non-GAAP measure, used for covenants, is calculated in accordance with the definition in the 2005 Credit Facility agreement. In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies.
Failure to comply with the financial and other covenants under our 2005 Credit Facility, as well as the occurrence of certain material adverse events, would constitute default under the credit agreement and would allow the lenders under the 2005 Credit Facility to accelerate the maturity of all indebtedness under the credit agreement. This could also have an adverse impact on availability of financial assurances. In addition, maturity acceleration on the 2005 Credit Facility constitutes an event of default under our other debt instruments, including our senior notes and our senior subordinated notes and, therefore, these would also be subject to acceleration of maturity. If such acceleration of maturities of indebtedness were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under the 2005 Credit Facility for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or assets sales, if necessary. We may be unable to amend the 2005 Credit Facility or raise sufficient capital to repay such obligations in the event the maturities are accelerated.
Prepayments. Under our 2005 Credit Facility, if we generate cash flow in excess of specified levels, we must prepay a portion of our Term Loan borrowings annually (prior to the stated maturity). To make these payments, if required, we may have to use the 2005 Revolver to accommodate cash timing differences. Factors primarily increasing Excess Cash Flow, as defined in the 2005 Credit Agreement, could include increases in operating cash flow, lower capital expenditures and working capital requirements, net divestitures or other favorable cash generating activities. In addition, we are required to make prepayments on the 2005 Credit Facility upon completion of certain transactions as defined in the 2005 Credit Agreement, including asset sales and issuances of debt or equity securities.
Financial Assurances. We are required to provide financial assurances to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and/or related to our performance under certain collection, landfill and transfer station contracts. We satisfy the financial assurance requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. The amount of the financial assurance requirements for capping, closure and post-closure costs are determined by the applicable state environmental regulations, which vary by state. The financial assurance requirements for capping, closure and post-closure costs can either be for costs associated with a portion of the landfill or the entire landfill. Generally, states will require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurances required can, and generally will, differ from the obligation determined and recorded under generally accepted accounting principles in the United States (GAAP). The amount of the financial assurance requirements related to contract performance varies by contract.
Additionally, we are required to provide financial assurance for our insurance program and collateral required for certain performance obligations. We do not expect a material increase in financial assurances during 2006, although the mix of financial assurance instruments may change.

At December 31, 2005, we had the following financial assurance instruments and collateral in place (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$642.4	$—	$—	$—	$642.4
Surety bonds	523.2	485.7	—	—	1,008.9
Trust deposits	82.0	—	—	—	82.0
Letters of credit (1)	496.0	46.1	243.2	108.5	893.8

Total	$1,743.6	$531.8	$243.2	$108.5	$2,627.1

(1)	These amounts are issued under the 2005 Revolver and the Institutional Letter of Credit Facility under our 2005 Credit Facility.
These financial instruments are issued in the normal course of business and are not debt of the company. Since we currently have no liability for these financial assurance instruments, they are not reflected in the accompanying consolidated balance sheets. However, we have recorded capping, closure and post-closure liabilities and self-insurance as the liabilities are incurred under GAAP. The underlying obligations of the financial assurance instruments would be valued and recorded in the consolidated balance sheets if it is probable that we would be unable to perform our obligations under the financial assurance contracts. We do not expect this to occur.
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
Interest Rate Risk Management
We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. Our policy and procedures require that no less than 70% of our total debt is fixed, either directly or effectively through interest rate swap agreements. At December 31, 2005, approximately 78% of our debt was fixed, all directly.
From time to time, we have entered into interest rate swap agreements for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Our strategy is to use interest rate swap contracts when such transactions will serve to reduce our aggregate exposure and meet the objectives of our interest rate policy. These contracts are not entered into for trading purposes. At December 31, 2005, we had no interest rate swap agreements outstanding.
Contingencies
Securities litigation —
A consolidated amended class action complaint was filed against us and five of our current and former officers on March 31, 2005 in the U.S. District Court for the District of Arizona, consolidating three lawsuits previously filed on August 9, 2004, August 27, 2004 and September 30, 2004. The amended complaint asserted claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaint alleged that from February 10, 2004 to September 13, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated results for fiscal year 2004. The lawsuit sought an unspecified amount of damages. We filed a motion to dismiss the complaint on May 2, 2005. On December 15, 2005, the U.S. District Court for the District of Arizona granted our motion and dismissed the lawsuit with prejudice. Plaintiffs have appealed the dismissal to the 9th Circuit Court of Appeals. We do not believe the outcome of this matter will have a material adverse effect on our consolidated results of operations.

Landfill permitting —
In September 1999, neighboring parties and the county drainage district filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from an unrelated dispute years ago related to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 2.6 million tons at December 31, 2005. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a judgment issued by a Texas state trial court in the civil lawsuit effectively revoked the expansion permit that was granted by the TCEQ in 2001, which would require us to operate the landfill according to a prior permit granted in 1988. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001 and has not, as yet, ruled on the need for us to post a bond to do so. Operationally, if necessary, we will attempt to obtain bonding that would allow us to continue to operate the landfill as usual during the appeals period. In the administrative expansion proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.
We are vigorously defending the civil litigation judgment in the Texas Court of Appeals and believe that the merits of our position will prevail. If the civil litigation appeal is not successful, the Texas Court of Appeals has a number of possible remedies, some of which could result in the landfill becoming impaired and/or requiring us to incur costs to relocate waste to another landfill. Such remedies could result in charges of up to $68 million to our consolidated statement of operations. It is not known when the Texas Court of Appeals will decide the case.
Tax —
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
We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2003. A federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999 is complete with the exception of the matter discussed below.
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
We also received a notification from the IRS assessing a penalty of $5.4 million and interest of $12.8 million relating to the asserted $23 million deficiency. In December 2005, the IRS agreed to suspend the collection of this penalty and interest until a decision is rendered on our suit for refund.
The remaining tax years affected by the capital loss issue are currently being audited or reviewed by the IRS. A decision by the United States Court of Federal Claims on the litigation should resolve the issue in these years as well. If we were to win the case, the initial payments would be refunded to us, subject to an appeal. If we were to lose the case, the deficiency associated with the remaining tax years would be due, subject to an appeal. If we were to settle the case, the settlement would likely cover all affected tax years and any resulting deficiency would become due in the ordinary course of the audits. A deficiency payment would adversely impact our cash flow in the period the payment was made.
We continue to believe our position is well supported. If, however, the capital loss deduction is fully disallowed, we estimate it could have a potential federal and state cash tax impact (excluding penalties) of up to $310 million, of which approximately $33 million has been paid, plus accrued interest through December 31, 2005 of approximately $103 million ($62 million net of tax benefit). Any payments would be made from cash flow generated by operations or from borrowings, including borrowings under our 2005 Credit Facility or accessing the public debt markets.
Also, if the capital loss deduction is disallowed, the IRS could propose a penalty of up to 40% of the additional income tax due (including the $5.4 million already assessed). Because of several meritorious defenses, we believe the successful assertion of penalties is remote.
The potential tax and interest (but not penalties) impact of a full disallowance has been fully reserved on our consolidated balance sheet. With regard to tax and accrued interest through December 31, 2005, a disallowance would not materially adversely affect our consolidated results of operations. The periodic accrual of additional interest charged through the time at which this matter is resolved will continue to affect our consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.
Indemnification —
We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that may become known in the future but that relate to our activities prior to the divestiture. As of December 31, 2005, we estimate the contingent obligations associated with these indemnifications to be insignificant.
Landfill costs —
Subtitle D under RCRA and other regulations that apply to the non-hazardous solid waste disposal industry have required us, as well as others in the industry, to alter operations and to modify or replace pre-Subtitle D landfills. Such expenditures have been and will continue to be substantial. Further regulatory changes could accelerate expenditures for closure and post-closure monitoring and obligate us to spend sums in addition to those presently reserved for such purposes. These factors, together with the other factors discussed above, could substantially increase our operating costs and our ability to invest in our facilities.

Related Party Transactions
For a description of related party transactions, see Note 15, Related Party Transactions, to our Consolidated Financial Statements included herein.
Accounting for Stock Options Granted to Employees
We currently account for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and the related interpretations, under which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Accordingly, we have recorded no compensation expense for stock options granted to employees prior to December 31, 2005. SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, requires that companies that do not elect to account for stock-based compensation as prescribed by this statement disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. If we had applied the fair value recognition provisions of SFAS 123, we would have recognized compensation expense, net of tax, of $4.4 million, $7.0 million and $9.5 million, or $.01, $.03 and $.05 per diluted share for the years ended December 31, 2005, 2004 and 2003, respectively.
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). In August 2005, the FASB issued FASB Staff Position (FSP) No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (FSP FAS 123(R)-1), which supersedes FSP EITF 00-19-01, Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation, and amends paragraph 11(b) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Subsequently, FSP FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), which provides guidance on the application of grant date provision under SFAS 123(R), was issued in October 2005. In November 2005, the FASB issued FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to provide an alternative approach of accounting for the tax effects of employee share-based awards.
SFAS 123(R) and the related FSPs are effective for us beginning January 1, 2006. Upon adoption, we plan to transition to SFAS 123(R) using the modified prospective application, whereby compensation expense is only recognized in the consolidated statements of operations beginning with the period of adoption and thereafter, with prior periods still presented on a pro forma basis. As a result of SFAS 123(R), we currently expect that income from continuing operations will decrease by approximately $3.4 million, or approximately $.01 per diluted share in 2006. This amount represents the net of tax expense for existing stock option awards that will vest during 2006 and does not reflect any new awards or modifications to existing awards that could occur in the future. In addition, on January 3, 2006, Allied granted its Chief Executive Officer options to acquire 495,000 shares of our stock (See Note 14, Commitments and Contingencies). We expect to recognize approximately $0.3 million, net of tax, of compensation expense relating to this award in 2006. We plan to continue using the Black-Scholes option valuation model to determine the fair value of share-based awards.

Critical Accounting Judgments and Estimates
Our Consolidated Financial Statements have been prepared using accounting principles generally accepted in the United States and necessarily include certain estimates and judgments made by management. The following is a list of accounting policies that we believe are the most critical in understanding our company’s financial position, results of operations and cash flows, and that may require management to make subjective or complex judgments about matters that are inherently uncertain. No one geographic operating segment has a more significant concentration of the critical accounting policies and judgments addressed below.
We have noted examples of the residual accounting and business risks inherent in these accounting policies. Residual accounting and business risk is defined as the inherent risk that Allied faces after the application of our policies and processes and is generally outside of our control.

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

Landfill Accounting

Landfill operations are treated as a period expense and are not discussed further herein. Our landfill assets fall into two categories, each of which require accounting judgments and estimates.

• Landfill development costs that are capitalized as an asset as incurred.

• Landfill retirement obligation that results in an asset when we record our capping, closure and post-closure liabilities.

We use the life cycle accounting method for landfills and the related capping, closure and post-closure liabilities. In life cycle accounting, all capitalizable costs to acquire, develop and retire a site are recorded to amortization expense based upon the consumption of disposal capacity. Estimates of future landfill disposal capacity are updated periodically (at least annually) based on third-party surveys.

Landfill Development

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

Studies performed by third parties could be inaccurate which could result in the revocation of a permit and changes to accounting assumptions. Conditions could exist that were not identified in the study, which make the location not feasible for a landfill and could result in the revocation of a permit. Revocation of a permit could materially impair the recorded value of the landfill asset.

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

Actions by neighboring parties, private citizen groups or others to oppose our efforts to obtain permits could result in revocation or suspension of a permit, which could adversely impact the economic viability of the landfill and could materially impair the recorded value of the landfill.

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

Third-party designs could be inaccurate and could result in increased construction costs or difficulty in obtaining a permit.

Landfill disposal capacity

Included in the technical designs are factors that determine the ultimate disposal capacity of the landfill. These factors include the area over which the landfill will be developed, the depth of excavation, the height of the landfill elevation and the angle of the side-slope construction. The disposal capacity of the landfill is calculated in cubic yards. This measurement of volume is then converted to a disposal capacity expressed in tons based on a site-specific expected density to be achieved over the remaining operating life of the landfill.
Estimates of future disposal capacity may change as a result of changes in legislative or regulatory design requirements.

The density of waste may vary due to variations in operating conditions, including waste compaction practices, site design, climate and the nature of the waste.

Capacity is defined in cubic yards but waste received is measured in tons. The number of tons/cubic yard varies by type of waste.

Development costs

The types of costs that are detailed in the technical design specifications generally include excavation, natural and synthetic liners, leachate collection system construction, installation of methane gas collection systems and monitoring probes, installation of groundwater monitoring wells, construction of leachate management facilities and other costs associated with the development of the site. We review the adequacy of our cost estimates used in the annual update of development costs by comparing estimated costs with third-party bids or contractual arrangements, review changes in year over year cost estimates for reasonableness and compare our resulting development cost per acre with prior periods. These development costs, together with any
Actual future costs of construction materials and third-party labor could differ from the costs we have estimated because of the impact from general economic conditions on the availability of the required materials and labor. Technical designs could be altered due to unexpected operating conditions, regulatory changes or legislative changes.

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

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

Amortization rates are influenced by the original cost basis for the landfill, including acquisition costs, which in turn is determined by geographic location and market values. We have secured significant landfill assets through business acquisitions in recent years and valued them at the time of acquisition based upon market value. Also, per-ton rates are influenced by site-specific engineering and cost factors.

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
Landfill Retirement Obligation

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

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

Closure and post-closure monitoring
Closure costs are those costs after a landfill site stops receiving waste, but prior to being certified as closed. After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which generally extends for a period of 30 years. Post-closure requirements generally include maintenance of the site and monitoring the methane gas collection systems and groundwater systems, and other activities that occur after the site has ceased accepting waste. Costs associated with post-closure monitoring generally include groundwater sampling, analysis and statistical reports, third-party labor associated with gas systems operations and maintenance, transportation and disposal of leachate and erosion control costs related to the final cap.

Landfill retirement obligation liability/asset

 Estimates of the total future costs required to cap, close and monitor the landfill as specified by each landfill permit are developed annually. The estimates include the specific timing of the estimated future cash outflows, considering the anticipated waste flow into the capping events, the landfill and inflation. Our cost estimates are inflated to the period of performance using an estimate of inflation, which is updated annually (2.5% in both 2005 and 2004).

The present value of the remaining capping costs for a specific capping event and the remaining closure and post-closure costs for the landfill are accrued as incurred on a per-ton basis. These liabilities are incurred as disposal capacity is consumed at the landfill.

Capping, closure and post-closure liabilities are recorded in layers and discounted using our credit adjusted risk-free rate in effect at the time the obligation is incurred.

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

Changes in the landfill retirement obligation due to changes in the anticipated waste flow, cost estimates or the timing of expenditures for closed landfills and fully incurred but unpaid capping events are recorded in results of operations as new information becomes available. This could result in unanticipated increases or decreases in expense.

Rates could change in the future based on the evaluation of new facts and circumstances relating to landfill capping design, post-closure monitoring requirements, or the inflation or discount rate.

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

obligation asset by the remaining disposal capacity. A per-ton rate is determined for each separate capping event based on the disposal capacity relating to that event. Closure and post-closure per-ton rates are based on the total disposal capacity of the landfill.

The recorded retirement obligation is increased each year to reflect the passage of time by accreting the balance at the same credit-adjusted risk-free rate that was used to calculate each layer of the recorded liability. This accretion expense is charged to cost of operations.

Actual cash expenditures reduce the asset retirement obligation liability as they are incurred.

Estimate updates

 On an annual basis, we update the estimate of future capping, closure and post-closure costs and estimates of future disposal capacity for each landfill. Revisions in estimates of our costs or timing of expenditures are recognized immediately as increases or decreases to the capping, closure and post-closure liabilities and corresponding retirement obligation asset. Changes in the asset resulting in changes to the amortization rates are applied prospectively, except for fully incurred capping events and closed landfills, where the changes are recorded immediately in results of operations since the associated disposal capacity has already been consumed.

Disposal capacity

 As described previously, disposal capacity is determined by the specifications detailed in the landfill permit obtained. We classify this disposal capacity as permitted. We also include probable expansion disposal capacity in our remaining disposal capacity estimates, which relate to additional disposal capacity being sought through means of a permit expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is highly probable. Our internal criteria to classify disposal capacity as probable expansion are as follows:

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

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

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
Actual settlement of these liabilities could differ from our estimates due to a number of uncertainties, such as the extent of contamination at a particular site, the final remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties.

Actual amounts could differ from the estimated liability as a result of changes in estimated future litigation costs to pursue the matter to ultimate resolution including both legal and remedial costs.

An unanticipated environmental liability that arises could result in a material charge to operating expense.

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

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

Summary

We have determined that the recorded liability for environmental matters as of December 31, 2005 and 2004 of approximately $272.8 million and $304.8 million, respectively, represents the most probable outcome of these contingent matters. Cash paid for environmental matters during 2005 and 2004 was $31.4 million and $31.8 million, respectively.

We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, we believe that it is reasonably possible that the ultimate outcome of environmental matters, excluding capping, closure and post-closure costs could result in approximately $23 million of additional liability. Due to the nature of these matters, the cash flow impact would not be immediate and would most likely be over a period greater than five years.

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

Additional liabilities may exist that are related to the acquired operations but that have not been identified.

Liabilities related to restructuring and abandonment activities are generally accrued through a charge to expense. Additionally, transition costs that are not accruable at the time of acquisition, including transitional personnel costs, route restructurings and costs associated with the consolidation of

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

operations, are expensed in the period in which the costs are incurred.

Estimate updates

We evaluate the adequacy of the non-recurring acquisition accruals at least annually by obtaining third-party actuarial valuations of assumed self-insurance obligations, third-party legal counsel updates for assumed litigation and field and corporate management reviews of all acquisition related commitments. Any changes in the liabilities resulting from these reviews are recorded in the period in which the change in estimate is made. The adjustment is charged to either an expense or goodwill consistent with how the original liability was established and the period of time that has elapsed since the date of the acquisition. Generally, we do not record adjustments to goodwill after one year from the date of the acquisition.

Summary

At December 31, 2005 and 2004, we had approximately $78.7 million and $124.6 million, respectively, of non-recurring acquisition accruals remaining on our balance sheet, consisting primarily of loss contracts, litigation and compliance, and risk management and insurance liabilities associated with the acquisition of BFI. Cash paid against non-recurring acquisition accruals, including severance, in 2005 was $24.3 million and $30.0 million in 2004.

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

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

frequency and settlement amount of claims.

As of December 31, 2005 and 2004, we had approximately $227.5 million and $209.5 million of self-insurance liabilities on our balance sheet. Our recorded liabilities are not discounted. Cash paid for self-insurance claims during 2005 and 2004 was $239.6 million and $216.6 million, respectively.

Loss Contingencies

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. We determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess potential liability. Management’s assessment is developed in consultation with our outside counsel and other advisors and is based on an analysis of possible outcomes under various strategies.

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

Asset Impairment

Valuation methodology

We evaluate our long-lived assets for impairment based on projected cash flows anticipated to be generated from the ongoing operation of those assets. Evaluation criteria	If we have changes in events or circumstances, including reductions in anticipated cash flows generated by our operations or determinations to divest of certain assets, certain assets could be impaired which would result in a non-cash charge to earnings.

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

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

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

Goodwill Impairment

Valuation methodology

We evaluate goodwill for impairment based on the fair value of each reporting unit. We define reporting units as our five geographic operating segments. We estimate fair value based on projected net cash flows discounted using a weighted average cost of capital, which was approximately 7.4% in 2005. In addition, consideration is also given to an earnings multiple approach as an indicator of the reasonableness of our discounted cash flow.

Evaluation criteria
The estimated fair value could change as there are future changes in our capital structure, cost of debt, interest rates, actual capital expenditure levels, ability to perform at levels that were forecasted, or the market capitalization of the company. For example, a reduction in long-term growth assumptions could reduce the estimated fair value to below carrying value, which would trigger an impairment charge. Similarly, an increase in our weighted average cost of capital could trigger an impairment charge.

Annually, we test realizability of goodwill, as described above. In addition, we test goodwill for recoverability between annual evaluations whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in legal factors, liquidity or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a reporting unit or a significant portion of a reporting unit.

Recognition criteria

We recognize an impairment if the net book value exceeds the fair value on a reporting unit basis. At the time of a divestiture of an individual business unit within a reporting unit, goodwill is allocated to that business unit based on the relative fair value of the unit being disposed to the total reporting unit and a gain or loss on disposal is derived. Subsequently, the remaining goodwill in the reporting unit from which the assets were divested is re-evaluated for impairment, which could also result in an additional loss.
In the past, we have incurred non-cash losses on sales of assets driven primarily by the goodwill allocated to the assets divested. If similar divestiture decisions are made in the future, we could incur additional non-cash losses on asset sales. A divestiture of any individual asset below the reporting unit level could result in a loss.

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

Summary

At December 31, 2005 and 2004, we had recorded goodwill of $8.2 billion. At December 31, 2005 and 2004, there was no impairment of goodwill upon completion of our annual evaluation of goodwill recoverability.

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

We provide a valuation allowance for deferred tax assets (including net operating loss, capital loss and minimum tax credit carryforwards) when it is more likely than not that we will not be able to realize the future deduction giving rise to the deferred tax asset.

We record liabilities for probable tax adjustments proposed or expected by tax authorities at the federal and state level.

The acquisition of BFI in 1999, which was accounted for as a business purchase combination, resulted in approximately $6.8 billion of goodwill, $6.5 billion of which amortization is non-deductible for tax purposes. At December 31, 2005, approximately $5.8 billion of non-deductible goodwill remains on our balance sheet.

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

We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years. The Internal Revenue Code (IRC) and Income Tax Regulations are a complex set of rules that we are required to interpret and apply to our transactions. Positions taken in tax years under examination are subject to challenge. Accordingly, we may have exposure for additional tax liabilities arising from these audits if any positions taken are disallowed by the taxing authorities. (See Note 13 of our Consolidated Financial Statements included herein.)

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

Summary

As of December 31, 2005, we have federal and state net operating loss and minimum tax credit carryforwards with an after tax benefit totaling $339.5 million most of which will expire if not used. Valuation allowances have been established for the possibility that

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

certain of the state carryforwards may not be used.

Defined Benefit Pension Plans

Recognition criteria

Our defined benefit retirement plan was assumed in connection with the acquisition of BFI. The benefits of approximately 97% of the current plan participants were frozen upon acquisition.

The benefit obligation and associated income or expense is actuarially determined by an independent third-party based on actuarial assumptions we believe are reasonable. We use a third-party to administer the plan and maintain certain data that is provided to the actuary. The plan assets are managed by a third-party that is not affiliated with our actuary. We recognize in our financial statements an accrued liability (or a prepaid pension expense), for the difference between the cost to satisfy our pension obligation and the investment income earned or contributions to the plan. Pension income or expense is recorded to selling, general and administrative expense.

Our funding policy is to make annual contributions to the pension plan as determined to be required by the plan’s actuary and to meet the minimum requirements of the Employee Retirement Income Security Act (ERISA) and the IRC. No contributions were required during the last three years. No contributions are anticipated for 2006.

The plan’s policy is to invest the plan’s assets as determined by our Benefits Committee. At December 31, 2005, of the total plan assets of $361.1 million, approximately 37% was invested in fixed income bond funds and approximately 63% in equity funds.
Changes in our investment mix and performance of the equity and bond markets and of fund managers could impact the amount of pension income or expense recorded, the funded status of the plan and the need for future cash contributions. At December 31, 2005, our defined benefit retirement plan was under-funded by $16.3 million.

Assumptions

The assumptions used in the actuarially determined funded status are as follows: (weighted average assumptions as of our measurement date, September 30):

	2005	2004
Discount rate	5.75%	6.00%
Expected return on plan	8.50%	8.50%
Average rate of compensation increase	4.00%	4.00%

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

Our discount rate is based on a model which matches the timing and amount of our expected pension plan cash outflows to maturities of high-quality bonds as priced on our measurement date. Where that timing is beyond a currently published high-quality bond rate, the model uses an expected yield curve to determine an appropriate current discount rate.
Our discount rate is sensitive to changes in market based interest rates. A decrease in the discount rate will increase the funding liability.

The expected return on our plan assets represents a long-term view of returns based on our current asset mix. In developing our expected rate of return assumption, we evaluated an analysis of long-term expected and historical actual returns on the plan assets from our investment managers, which gave consideration to our asset mix and anticipated length of obligation of our plan.
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
New Accounting Standards
For a description of the new accounting standards that affect us, see Note 1, Organization and Summary of Significant Accounting Policies, to our Consolidated Financial Statements included herein.

Disclosure Regarding Forward Looking Statements
This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Forward Looking Statements). All statements, other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Examples of these Forward Looking Statements include, among others, statements regarding:
•	our business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies;

•	our ability to obtain financing, refinance existing debt, increase liquidity, reduce interest cost, extend debt maturities and provide adequate financial liquidity;

•	the adequacy of our operating cash flow and revolving credit facility to make payments on our indebtedness, support our capital reinvestment needs and fund other liquidity needs;

•	our expectation of the amounts we will spend on capital expenditures, closure, post-closure and remediation expenditures related to landfill operations;

•	our ability to generate cash flows from operations after funding capital expenditures;

•	our ability to achieve credit ratios that would allow us to receive benefits of a cross-over investment grade company and/or investment grade-like cost of capital;

•	our ability to achieve price and volume increases and cost reductions in the future;

•	our estimates of future annual interest costs reductions;

•	our ability to perform our obligations under financial assurance contracts and our expectation that financial assurance contracts will not materially increase;

•	underlying assumptions related to general economic and financial market condition;

•	our expectation that our casualty, property or environmental claims or other contingencies will not have a material effect on our operations;

•	our expectations related to severance costs;

•	our belief that the costs of settlements or judgments arising from litigation and the effects of settlements or judgments on our consolidated liquidity, financial position or results of operation will not be material;

•	our ability to implement environmental safeguards to comply with governmental requirements;

•	the impact of fuel costs and fuel recovery fees on our operations;

•	our ability to meet our projected capital expenditures spending;

•	our ability to achieve benefits, including the timing and amount of any benefits, resulting from the implementation of standards and best practices program;

•	our estimates of future costs and savings related to the realignment of our operating organization;

•	our ability to renew our receivables liquidity facility;

•	the expected benefits of our refinancing plan;

•	our ability to maintain sufficient surplus between our covenant ratios;

•	the amount, timing and sources of additional cash payments to the IRS and other taxing authorities;

•	our ability to avoid a penalty by the IRS; and

•	the ability to anticipate the impact of changes in federal, state, or local laws or regulations.
Please see Item 1A, “Risk Factors”, for a description of some of the risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our Forward-Looking Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk. We are subject to interest rate risk on our variable rate long-term debt. From time to time, to reduce the risk from interest rate fluctuations, we have entered into hedging transactions that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We currently have no outstanding interest rate swap arrangements at December 31, 2005.
Increases or decreases in short-term market rates did not materially impact cash flow in 2005. At December 31, 2005, with 78% of our debt fixed, we have $1.6 billion of floating rate debt. If interest rates increased by 100 basis points, annualized interest expense and cash payments for interest would increase by approximately $15.9 million ($9.6 million after tax). This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings nor the favorable impact declining rates would have on interest expense and cash payments for interest. See Notes 4 and 5 to our Consolidated Financial Statements in this Form 10-K for additional information regarding how we manage interest rate risk.
Fuel prices. Fuel costs represent a significant operating expense. As such, from time to time we mitigate this impact with fixed price purchase contracts. A significant portion of these contracts expired in the first quarter of 2005. However, there are contracts remaining for 1.5 million gallons per month at $1.23 per gallon expiring March 31, 2006 and 1.8 million gallons per month at $1.10 per gallon expiring February 28, 2006. The prices are before applicable tax and delivery charges. Together these contracts cover slightly less than one third of our monthly fuel consumption. If 2006 diesel prices approximate the 2005 annual average, we estimate increased fuel expense of slightly over $2 million per month upon the expiration of both contracts.
When economically practical, we may enter into new or renewed contracts, or engage in other strategies to mitigate our fuel market risk. As a result of rising fuel costs, where appropriate, we have implemented fuel recovery fees that vary with the cost of fuel.
At our current consumption levels and with our current fixed price purchase contracts, a one-cent change in the price of diesel fuel would affect annual net income by approximately $0.7 million, before offsetting the effect of any fuel recovery fee. Accordingly, a substantial rise or drop in fuel costs could result in a material impact to our costs of operations.
Commodities prices. We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenues from sales of recycled cardboard and newspaper in 2005 were approximately $107 million.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Allied Waste Industries, Inc.:
We have completed integrated audits of Allied Waste Industries, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allied Waste Industries, Inc. (the “Company”) and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 of Part IV of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, in 2005 the Company changed its method of accounting for conditional asset retirement obligations associated with the retirement of long-lived assets and, as discussed in Note 7 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for all other asset retirement obligations.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in management’s Report on Internal Control over Financial Reporting appearing under Item 9A of Part II of this Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Phoenix, Arizona
February 28, 2006

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2005	2004
ASSETS
Current Assets —
Cash and cash equivalents	$56.1	$68.0
Accounts receivable, net of allowance of $17.8 and $17.0	690.5	668.4
Prepaid and other current assets	80.5	81.9
Deferred income taxes	93.3	104.3

Total current assets	920.4	922.6
Property and equipment, net	4,273.5	4,129.9
Goodwill	8,184.2	8,202.0
Other assets, net	247.5	239.4

Total assets	$13,625.6	$13,493.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$238.5	$327.8
Accounts payable	564.8	582.8
Current portion of accrued capping, closure, post-closure and environmental costs	95.8	95.0
Accrued interest	116.5	140.3
Other accrued liabilities	330.5	390.1
Unearned revenue	229.4	220.7

Total current liabilities	1,575.5	1,756.7
Long-term debt, less current portion	6,853.2	7,429.2
Deferred income taxes	305.5	207.7
Accrued capping, closure, post-closure and environmental costs, less current portion	796.8	839.0
Other long-term obligations	655.2	656.4
Commitments and contingencies
Stockholders’ Equity —
Series C senior mandatory convertible preferred stock, $0.10 par value, 6.9 million shares authorized, issued and outstanding, liquidation preference of $50.00 per share, net of $11.9 million of issuance costs	333.1	333.1
Series D senior mandatory convertible preferred stock, $0.10 par value, 2.4 million shares authorized, issued and outstanding, liquidation preference of $250.00 per share, net of $19.2 million of issuance costs	580.8	—
Common stock; $0.01 par value; 525 million authorized shares; 331.2 million and 317.5 million shares issued and outstanding	3.3	3.2
Additional paid-in capital	2,440.7	2,338.0
Accumulated other comprehensive loss	(70.3)	(69.4)
Retained earnings	151.8	—

Total stockholders’ equity	3,439.4	2,604.9

Total liabilities and stockholders’ equity	$13,625.6	$13,493.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues	$5,734.8	$5,514.0	$5,386.3
Cost of operations (exclusive of depreciation and amortization shown below)	3,745.7	3,514.6	3,325.5
Selling, general and administrative expenses	519.2	553.7	480.1
Depreciation and amortization	554.4	559.3	546.0

Operating income	915.5	886.4	1,034.7
Interest expense and other	588.0	758.9	832.9

Income before income taxes	327.5	127.5	201.8
Income tax expense	133.9	72.2	88.7
Minority interest	(0.2)	(2.7)	1.9

Income from continuing operations	193.8	58.0	111.2
Income (loss) from discontinued operations, net of tax	10.8	(8.7)	(11.5)
Cumulative effect of change in accounting principle, net of tax	(0.8)	—	29.0

Net income	203.8	49.3	128.7
Dividends on preferred stock	(52.0)	(21.6)	(95.6)
Non-cash conversion of Series A preferred stock	—	—	(496.6)

Net income (loss) available to common shareholders	$151.8	$27.7	$(463.5)

Basic EPS:
Continuing operations	$0.43	$0.12	$(2.36)
Discontinued operations	0.03	(0.03)	(0.05)
Cumulative effect of change in accounting principle	(0.00)	—	0.14

Net income (loss) available to common shareholders	$0.46	$0.09	$(2.27)

Weighted average common shares	326.9	315.0	203.8

Diluted EPS:
Continuing operations	$0.43	$0.11	$(2.36)
Discontinued operations	0.03	(0.02)	(0.05)
Cumulative effect of change in accounting principle	(0.00)	—	0.14

Net income (loss) available to common shareholders	$0.46	$0.09	$(2.27)

Weighted average common and common equivalent shares	330.1	319.7	203.8

Pro forma amounts, assuming the 2003 change in accounting principle is applied retroactively excluding the cumulative effect of change in accounting principle in the year of adoption:
Net loss available to common shareholders			$(492.5)

Basic net loss per share			$(2.42)

Diluted net loss per share			$(2.42)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

				Accumulated
			Additional	Other	Retained	Total
	Preferred	Common	Paid-In	Comprehensive	Earnings	Stockholders’
	Stock	Stock	Capital	Loss	(Deficit)	Equity
Balance as of December 31, 2002	$—	$2.0	$989.6	$(131.2)	$(171.3)	$689.1
Common stock issued, net	—	1.2	1,415.8	—	—	1,417.0
Stock options, net	—	—	8.7	—	—	8.7
Dividends declared on Series A senior convertible preferred stock	—	—	(80.0)	—	—	(80.0)
Issuance of Series C mandatory convertible preferred stock	333.1	—	—	—	—	333.1
Dividends paid on Series C mandatory convertible preferred stock	—	—	(15.6)	—	—	(15.6)
Net income	—	—	—	—	128.7	128.7
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	—	—	—	18.8	—	18.8
Net loss on hedging derivatives reclassified to earnings	—	—	—	13.9	—	13.9
Minimum pension liability adjustment	—	—	—	4.0	—	4.0

Balance as of December 31, 2003	333.1	3.2	2,318.5	(94.5)	(42.6)	2,517.7

Common stock, issued, net	—	—	20.3	—	—	20.3
Stock options, net	—	—	14.1	—	—	14.1
Dividends paid on Series C mandatory convertible preferred stock	—	—	(14.9)	—	(6.7)	(21.6)
Net income	—	—	—	—	49.3	49.3
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	—	—	—	18.2	—	18.2
Net loss on hedging derivatives reclassified to earnings	—	—	—	4.3	—	4.3
Minimum pension liability adjustment	—	—	—	2.6	—	2.6

Balance as of December 31, 2004	333.1	3.2	2,338.0	(69.4)	—	2,604.9

Common stock, issued, net	—	0.1	100.5	—	—	100.6
Stock options, net	—	—	2.2	—	—	2.2
Issuance of Series D mandatory convertible preferred stock	580.8	—	—	—	—	580.8
Dividends paid on Series C mandatory convertible preferred stock	—	—	—	—	(21.6)	(21.6)
Dividends paid on Series D mandatory convertible preferred stock	—	—	—	—	(30.4)	(30.4)
Net income	—	—	—	—	203.8	203.8
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	—	—	—	1.3	—	1.3
Minimum pension liability adjustment	—	—	—	(2.2)	—	(2.2)

Balance as of December 31, 2005	$913.9	$3.3	$2,440.7	$(70.3)	$151.8	$3,439.4

Comprehensive Income —

	Year ended December 31,
	2005	2004	2003
Net income	$203.8	$49.3	$128.7
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	1.3	18.2	18.8
Net loss on hedging derivatives reclassified to earnings	—	4.3	13.9
Minimum pension liability adjustment	(2.2)	2.6	4.0

	$202.9	$74.4	$165.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2005	2004	2003
Operating activities —
Net income	$203.8	$49.3	$128.7
Discontinued operations, net of tax	(10.8)	8.7	11.5
Adjustments to reconcile net income to cash provided by operating activities from continuing operations—
Provisions for:
Depreciation and amortization	554.4	559.3	546.0
Doubtful accounts	18.8	18.6	23.6
Accretion of debt and amortization of debt issuance costs	22.7	27.0	31.8
Deferred income tax	119.9	46.9	70.6
Gain on sale of fixed assets	(3.5)	(4.9)	—
Non-cash reduction in acquisition accruals	(21.6)	(11.9)	(11.2)
Non-cash asset impairment	5.9	—	—
Non-cash gain on non-hedge accounting interest rate swap contracts	—	(16.2)	(48.1)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	—	6.7	23.1
Write-off of deferred debt issuance costs	13.7	26.4	61.0
Non-cash portion of realignment and executive departure costs	—	17.4	—
Cumulative effect of change in accounting principle, net of tax	0.8	—	(29.0)
Change in operating assets and liabilities, excluding the effects of purchase acquisitions—
Accounts receivable, prepaid expenses and other assets	(50.8)	(36.8)	(24.3)
Accounts payable, accrued liabilities, unearned income and other	(99.6)	1.9	31.0
Capping, closure and post-closure provision and accretion	50.3	48.0	44.3
Capping, closure, post-closure and environmental expenditures	(91.4)	(90.4)	(75.1)

Cash provided by operating activities from continuing operations	712.6	650.0	783.9

Investing activities —
Cost of acquisitions, net of cash acquired	(8.0)	(21.5)	(63.4)
Proceeds from divestitures, net of cash divested	8.9	57.7	313.4
Proceeds from sale of fixed assets	20.3	11.0	17.5
Capital expenditures, excluding acquisitions	(695.9)	(582.9)	(491.8)
Capitalized interest	(14.5)	(13.0)	(15.7)
Change in deferred acquisition costs, notes receivable and other	6.2	10.8	(8.4)

Cash used for investing activities from continuing operations	(683.0)	(537.9)	(248.4)

Financing activities —
Net proceeds from sale of Series C preferred stock	—	—	333.1
Net proceeds from sale of Series D preferred stock	580.8	—	—
Proceeds from long-term debt, net of issuance costs	3,043.5	3,082.6	3,037.1
Payments of long-term debt	(3,740.2)	(3,609.1)	(3,754.6)
Payments of preferred stock dividends	(48.9)	(21.6)	(10.2)
Net change in disbursement account	21.9	53.8	10.5
Net proceeds from sale of common stock, exercise of stock options and other	97.4	5.1	98.4

Cash used for financing activities from continuing operations	(45.5)	(489.2)	(285.7)

Discontinued operations:
Provided by operating activities	4.0	0.4	24.1
Used for investing activities	—	—	(8.6)
Used for financing activities	—	—	—

Cash provided by discontinued operations	4.0	0.4	15.5

(Decrease) increase in cash and cash equivalents	(11.9)	(376.7)	265.3
Cash and cash equivalents, beginning of year	68.0	444.7	179.4

Cash and cash equivalents, end of year	$56.1	$68.0	$444.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Allied Waste Industries, Inc. (Allied, we or the Company), a Delaware corporation, is the second largest, non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous waste collection, transfer, recycling and disposal services in 37 states and Puerto Rico, geographically identified as the Midwest, Northeast, Southeast, Southwest and West regions.
Principles of consolidation and presentation —
The consolidated financial statements include the accounts of Allied and its subsidiaries and complies with Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003). All significant intercompany accounts and transactions are eliminated in consolidation.
Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.
Historically, we have reported certain taxes imposed on landfill and transfer volumes as a reduction of revenue because they were viewed as pass through costs generally collected from customers. In addition, we reported a small but growing amount of administrative fees billed to customers as an offset to our administrative costs. Effective April 2005, we began recording all taxes that create direct obligations for us as operating expenses and recording administrative fees billed to our customers as revenue. This presentation is in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). The impact on prior period financial statements was not material. However, we opted to conform the prior years’ presentation of our revenues and expenses with the current year’s presentation by increasing revenue, cost of operations and selling, general and administrative expenses. Revenue, cost of operations and selling, general and administrative expenses increased by $152.0 million, $139.8 million and $12.2 million, respectively, for the year ended December 31, 2004 and $138.6 million, $135.4 million and $3.2 million, respectively, for the year ended December 31, 2003. These adjustments had no impact on our consolidated operating income, net income, earnings per share, cash flows, or any balance sheet caption for any previous periods.
We revised our consolidated statement of cash flows for the years ended December 31, 2004 and 2003 to present cash flows from discontinued operations for each of operating, investing, and financing activities. Previously, we presented cash flows from discontinued operations as one line item.
Assets held for sale -
During 2005, certain operations were classified as assets held for sale, which do not qualify as discontinued operations. These assets were sold during the first quarter of 2006.
During 2005, we recorded a $4.8 million pre-tax loss in cost of operations relating to these assets held for sale. Included in the provision for income taxes for 2005 is a benefit of approximately $25.5 million related to a divestiture pending at December 31, 2005 that was completed in February 2006. Certain of these operations were sold pursuant to a stock sale agreement. As a result, we were able to recognize as a deferred tax asset the tax basis in the stock of these operations in 2005, which previously could not be recognized under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (SFAS 109).
Discontinued operations –
During 2003, we determined that certain operations that were divested or held for sale were discontinued operations. In addition, at December 31, 2003, we held for sale certain operations in Florida which we sold in 2004.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Operations sold in 2004 and 2003 reported as discontinued operations include businesses in South Carolina, Georgia, Colorado, New Jersey, Virginia and Florida. We received net proceeds of $291.7 million ($41.7 million in 2004 and $250.0 million in 2003) from the transactions, which were used to repay debt.
Results of operations for the discontinued operations were as follows (in millions):

	Year Ended December 31,
	2005	2004	2003
Revenues	$—	$13.4	$252.7

Income (loss) before tax	$2.7	$(3.3)	$28.8
Gain (loss) on divestiture	15.3	4.7	(28.8)
Income tax expense	7.2	10.1	11.7
Cumulative effect of change in accounting principle, net of tax	—	—	0.2

Discontinued operations, net of tax	$10.8	$(8.7)	$(11.5)

During 2005, we recognized a previously deferred gain of approximately $15.3 million ($9.2 million gain, net of tax). This deferred gain was attributable to a divestiture that occurred in 2003 where the acquirer had the right to sell the operations back to us for a period of time (a “put” agreement) constituting a form of continuing involvement on our part and precluding recognition of the gain in 2003. These operations in Wyoming and Idaho were sold in 2005 to another third-party and the put agreement was cancelled. Discontinued operations in 2005 also included a $2.7 million pre-tax benefit ($1.6 million, net of tax) resulting from a revision of our insurance liabilities related to divestitures previously reported as discontinued operations.
The businesses or assets divested, including goodwill, were adjusted to the lower of carrying value or fair value. Fair value was based on the actual or anticipated sales price. Included in the results for discontinued operations for the year ended December 31, 2004 is a gain of approximately $1.8 million ($8.5 million loss, net of tax) for the assets, including $28.1 million of goodwill, divested during the period. Also included in the results for discontinued operations for the year ended December 31, 2004 is a gain of $2.9 million ($1.7 million gain, net of tax) as a result of purchase price adjustments. Included in the results for discontinued operations for the year ended December 31, 2003 is a loss of approximately $28.8 million ($29.0 million loss, net of tax) reflecting the adjustment to fair value for these operations. Included in the pre-tax loss recorded in 2003 was approximately $172.8 million of goodwill that was allocated to the divestitures, net of gains recorded for assets sold for which proceeds exceeded book value. A portion of the goodwill allocated to the operations sold in 2004 and 2003 was non-deductible for tax purposes. Certain of the operations divested in 2003 or held for sale were sold pursuant to a stock sale agreement. We had additional tax basis in the stock of these operations, which previously could not be recognized under SFAS No. 109. The divestitures and expected utilization of the resulting capital loss for tax purposes allowed us to record a tax benefit that partially offset the impact of the non-deductible goodwill in 2003.
In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, we allocate interest to discontinued operations based on a ratio of net assets to be sold or sold to the sum of consolidated net assets plus consolidated debt. We do not allocate interest on debt that is directly attributable to other operations outside of the discontinued operations. No allocation of interest expense was made to discontinued operations in 2005. For the years ended December 31, 2004 and 2003, we allocated $0.4 million and $4.9 million, respectively, of interest expense to discontinued operations.
Business combinations —
All acquisitions in 2005, 2004 and 2003 were accounted for under the purchase method and are reflected in our results of operations since the effective date of the acquisition. Under the purchase method, we allocate the cost of the acquired business to the assets acquired and liabilities assumed based upon their estimated fair values. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
exceed one year. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. Purchase accounting adjustments, acquisition related costs and other possible charges that may arise from the acquisitions may materially impact our future consolidated balance sheets and statements of operations.
The following table summarizes acquisitions for the three years ended December 31:

	2005	2004	2003
Number of businesses acquired	11	17	17
Total consideration (in millions)	$12.4	$27.7	$60.5
The pro forma effect of these acquisitions, individually and collectively, was not material.
Realignment —
In the fourth quarter of 2005, we realigned our operating organization by reducing the number of regions to five from nine, and realigned some of our districts. These actions reflect our on-going efforts to maximize efficiency and improve effectiveness by reducing costs and improving communications. As a result of these actions, severance and other costs are expected to be approximately $2.0 million, of which $0.9 million was expensed in 2005 and the remainder is expected to be expensed in 2006.
Cash and cash equivalents —
We consider any liquid investments with an original maturity of three months or less to be cash equivalents. Amounts are stated at quoted market prices. We use a cash management system under which our book balance reflects a credit for our primary disbursement account. This amount represents uncleared checks which have not been presented to our bank by the end of our reporting period. Our funds are transferred as checks are presented. At December 31, 2005 and 2004, the book credit balance of $146.2 million and $124.3 million, respectively, in our primary disbursement account was reported in accounts payable and reflected as a financing activity in the Statement of Cash Flows.
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
Receivable realization allowance —
We provide services to customers throughout the United States and Puerto Rico. We perform credit evaluations of our significant customers and establish a receivable realization allowance based on the aging of our receivables, payment performance factors, historical trends and other information. In general, we reserve 50% of those receivables outstanding 90 to 120 days and 100% of those outstanding over 120 days. We also review outstanding balances on an account specific basis, fully reserving the receivable prior to 120 days if information becomes available indicating we will not receive payment, and consider the recoverability of written-off accounts. Our reserve is evaluated and revised on a monthly basis. In addition, we reserve a portion of revenues as a sales valuation allowance. We measure this allowance based on our historical analysis of revenue reversals and credits issued after the month of billing. Revenue reversals and credits typically relate to resolution of customer disputes and billing adjustments. The total allowance as of December 31, 2005 and 2004 for our continuing operations was approximately $17.8 million and $17.0 million, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other assets —
The following table shows the balances included in other assets as of December 31 (in millions):

	2005	2004
Deferred financing costs	$85.1	$92.2
Landfill closure deposits	32.8	28.6
Notes receivable	15.0	16.0
Deferred contract costs	3.9	4.4
Assets held for sale	17.1	—
Other	93.6	98.2

Total	$247.5	$239.4

Upon funding of debt offerings, financing costs are capitalized and amortized using the effective-interest method over the term of the related debt. Financing costs that are deferred represent transaction costs directly attributable to obtaining financing. In 2005, 2004 and 2003, we wrote off $13.7 million, $26.4 million and $61.0 million, respectively, in deferred financing costs in connection with the repayment of debt before its maturity date.
Deferred contract costs are certain direct and incremental costs related to specific long-term revenue producing contracts, such as costs to obtain permits or licenses, external consultant costs, or container delivery costs to begin service. Deferred contract costs are recognized as operating expense over the period of benefit and are periodically reviewed for realization.
Other accrued liabilities —
At December 31, 2005 and 2004, respectively, other accrued liabilities include accrued insurance of approximately $94.6 million and $87.6 million, accrued payroll of $81.3 million and $81.7 million, accrued income taxes payable of approximately $0.5 million and $51.5 million, the current portion of non-recurring acquisition accruals of approximately $22.5 million and $25.0 million and other miscellaneous current liabilities.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Self-Insurance —
We maintain high deductibles for commercial general liability, automobile liability, and workers’ compensation insurance and are fully self-insured for employee group health claims. Deductible levels are between $1 million and $3 million. The deductible portion of the general, automobile and workers’ compensation liability for unpaid claims and associated expenses, including claims incurred but not reported (IBNR), is determined using actuarial valuations provided by a third-party. We use a third-party administrator to track and evaluate actual claims experience for consistency of data used in the annual actuarial valuation. We estimate our liability for incurred but not reported employee health claims based on our most recent experience with claims paid, including an estimated IBNR. Our self-insurance liabilities are recorded on an undiscounted basis.
The following tables show the activity and balances related to accrued self-insurance for the year ended December 31, (in millions):

	2005 (1)	2004 (1)	2003 (1)
Balance at beginning of year	$209.5	$193.5	$146.2
Expense incurred	257.6	232.6	257.3
Claims paid for current year program	(173.7)	(163.2)	(176.0)
Claims paid for prior years’ program	(65.9)	(53.4)	(34.0)

Balance at end of year	$227.5	$209.5	$193.5
Less: current portion	(83.9)	(77.5)	(78.0)

	$143.6	$132.0	$115.5

(1)	Amounts exclude premium related balances, expenses and payments.
Other long-term obligations –
At December 31, 2005 and 2004, respectively, other long-term obligations include accruals for contingencies, primarily related to tax matters (see Note 13) of $350.4 million and $315.7 million, self-insurance obligation of $143.6 million and $132.0 million, the non-current portion of non-recurring acquisition accruals of $73.1 million and $99.6 million, net pension liability of $14.8 million and $11.4 million (see Note 8), minority interest in consolidated subsidiaries of $1.2 million and $3.2 million, derivative liabilities for interest rate swap contracts of zero and $1.8 million (see Note 5) and other obligations of $72.1 million and $92.7 million.
Contingent liabilities —
We determine whether to accrue and/or disclose contingent liabilities based on an assessment of whether the risk of loss is remote, reasonably possible or probable and can be reasonably estimated in accordance with SFAS No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. We provide for expenses associated with contingent liabilities when such amounts are probable and can be reasonably estimated. We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We analyze our litigation and regulatory matters based on available information to assess the potential liability. Management’s assessment is developed in consultation with outside counsel and other advisors and is based on an analysis of possible outcomes under various strategies. If a contingent liability is reasonably possible, we will disclose the potential range of the loss, if estimable.
Revenue —
Our revenues result primarily from fees charged to customers for waste collection, transfer, recycling and disposal services. We generally provide collection services under direct agreements with our customers or pursuant to contracts with municipalities. Commercial and municipal contract terms are generally for multiple years and commonly have renewal options. Our landfill operations include both company-owned landfills and landfills that we operate on behalf of municipalities and others.
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
Non-recurring acquisition accruals —
At the time of an acquisition accounted for under the purchase method of accounting, we evaluate and record liabilities to represent our estimate of fair value. Assumed liabilities are considered in the allocation of purchase price and goodwill valuation. Any changes to these estimates subsequent to the one year allocation period are recorded to the results of operations. At December 31, 2005 and 2004, we had approximately $78.7 million and $124.6 million, respectively, of non-recurring acquisition accruals remaining on our consolidated balance sheets, consisting primarily of loss contracts, litigation, insurance liabilities and other commitments associated with the acquisition of Browning-Ferris Industries, Inc. (BFI) in 1999. In 2005, we reversed $21.6 million of reserves related primarily to favorable legal rulings or settlements. Expenditures against non-recurring acquisition accruals in 2005 and 2004 were $24.3 million and $30.0 million, respectively.
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
Interest expense capitalized —
We capitalize interest in connection with the construction of our landfill assets. Actual acquisition, permitting and construction costs incurred which relate to landfill assets under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a landfill asset is complete and available for use.
During the years ended December 31, 2005, 2004 and 2003, we incurred gross interest expense (including payments under interest rate swap contracts) of $520.2 million, $601.2 million and $742.0 million, respectively, of which $14.5 million, $13.0 million and $15.7 million, respectively, was capitalized.
Statements of cash flows —
The supplemental cash flow disclosures and non-cash transactions for the three years ended December 31 are as follows (in millions):

	2005	2004	2003
Supplemental disclosures -
Interest paid (net of amounts capitalized)	$528.5	$620.2	$726.8
Income taxes paid (net of refunds)	16.2	36.6	40.0

Non-cash transactions -
Debt incurred or assumed in acquisitions	$3.4	$—	$3.0
Liabilities incurred or assumed in acquisitions	1.6	12.6	13.9
Capital lease obligations incurred	1.5	4.6	8.0
Dividends on preferred stock	8.5	5.4	80.0
Conversion of Series A preferred stock	—	—	496.6

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Use of estimates —
The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available and assumptions about the future. Actual results may differ significantly from the estimates.
Fair value of financial instruments —
Our financial instruments as defined by SFAS No. 107, Disclosures About Fair Value of Financial Instruments include cash, money market funds, accounts receivable, accounts payable, long-term debt and derivatives. We have determined the estimated fair value amounts at December 31, 2005 using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.
The carrying value of cash, money market funds, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments. (See Notes 4 and 5 for fair value of debt and derivative instruments).
Stock-based compensation plans —
We account for our stock-based compensation plans under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and the related interpretations, under which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Accordingly, we have recorded no compensation expense for stock options granted to employees prior to December 31, 2005. SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, requires that companies that do not elect to account for stock-based compensation as prescribed by this statement disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted.
Restricted stock awards are amortized as compensation expense over the related vesting periods based on the fair value of our common stock on the date of grant. Unearned compensation cost on restricted stock awards is recorded as a reduction to stockholders’ equity.
Additionally, refer to the “Recently issued accounting pronouncements” section below for a discussion of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)) and Note 11 for other disclosures with respect to stock compensation.
The following table presents the effect on net income (loss) available to common shareholders and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 (in millions, except per share data):

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2005	2004	2003
Net income (loss) available to common shareholders, as reported	$151.8	$27.7	$(463.5)
Total stock-based employee compensation expense determined under fair value based method, net of tax	(4.4)	(7.0)	(9.5)

Net income (loss) available to common shareholders, pro forma	$147.4	$20.7	$(473.0)

Basic earnings (loss) per share: As reported	$0.46	$0.09	$(2.27)
Pro forma	0.45	0.07	(2.32)

Diluted earnings (loss) per share: As reported	$0.46	$0.09	$(2.27)
Pro forma	0.45	0.06	(2.32)
The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk free interest rate	3.4%	2.9%	3.3%
Expected life	6 years	4 years	4 years
Dividend rate	0%	0%	0%
Expected volatility	51%	64%	65%
We have historically recognized compensation cost over the vesting period. If an employee retired before the end of the vesting period, we would recognize any remaining unrecognized compensation cost at the date of retirement. SFAS 123(R) requires recognition under a non-substantive vesting period approach, which is the shorter of the retirement eligible period or the vesting period. For Allied, the retirement eligible period, where applicable, is 55 which includes the sum of the employee’s age and years of service. We will transition to the non-substantive vesting period approach for new stock awards after we adopt SFAS 123(R) on January 1, 2006. The following table adjusts pro forma diluted earnings (loss) per share disclosed above to reflect the impact of using the non-substantive vesting approach for retirement-eligible employees:

	Year Ended December 31,
	2005	2004	2003
Pro forma diluted earnings (loss) per share	$0.45	$0.06	$(2.32)
Retirement-eligible impact	—	—	(0.01)

Pro forma diluted earnings (loss) per share, adjusted for retirement-eligible impact	$0.45	$0.06	$(2.33)

Change in accounting principle —
The FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (FIN 47) in April 2005. The interpretation expands on the accounting guidance of SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143), providing clarification of the term “conditional asset retirement obligation” and guidelines for the timing of recording the obligation. We adopted SFAS 143 effective January 1, 2003 (see Note 7). The adoption of FIN 47 as of December 31, 2005 resulted in an increase to our liabilities of approximately $1.3 million and a cumulative effect of change in accounting principle, net of tax, of $0.8 million. This liability represents the fair value of our future obligation to remove underground storage tanks on properties that we own.
Recently issued accounting pronouncements –
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes (APB 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Aside from the adoption of FIN 47, which is excluded from the scope of SFAS 154 as it has designated transition procedures, we do not have any other changes in accounting principles in the current period. Therefore, we do not expect the adoption of SFAS 154 to have a material impact on our financial position or results of operations.
In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). In August 2005, the FASB issued FASB Staff Position (FSP) No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (FSP FAS 123(R)-1), which supercedes FSP EITF 00-19-01, Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation, and amends paragraph 11(b) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Subsequently, FSP FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), which provides guidance on the application of grant date provision under SFAS 123(R), was issued in October 2005. In November 2005, the FASB issued FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payments Awards, to provide an alternative approach of accounting for the tax effects of employee share-based awards.
SFAS 123(R) and the related FSPs are effective for us beginning January 1, 2006. Upon adoption, we plan to transition to SFAS 123(R) using the modified prospective application, whereby compensation expense is only recognized in the consolidated statements of operations beginning with the period of adoption and thereafter, with prior periods still presented on a pro forma basis. As a result of SFAS 123(R), we currently expect that income from continuing operations will decrease by approximately $3.4 million, or approximately $.01 per diluted share in 2006. This amount represents the net of tax expense for existing stock option awards that will vest during 2006 and does not reflect any new awards or modifications to existing awards that could occur in the future. In addition, on January 3, 2006, Allied granted its Chief Executive Officer options to acquire 495,000 shares of our stock (See Note 14, Commitments and Contingencies). We expect to recognize approximately $0.3 million, net of tax, of compensation expense relating to this award in 2006. We currently plan to continue using the Black-Scholes option valuation model to determine the fair value of share-based awards.
2. Property and Equipment
Property and equipment are recorded at cost, which includes interest to finance the acquisition and construction of major capital additions during the development phase, primarily landfills and transfer stations, until they are completed and ready for their intended use. Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (4-8 years). We do not assume a residual value on our depreciable assets. In accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144), we evaluate long-lived assets, such as property and equipment, and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

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
Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives, are charged to expense as incurred. For example, under certain circumstances, the replacement of vehicle transmissions or engine rebuilds are capitalized whereas repairs to vehicle brakes are expensed. For the years ended December 31, 2005, 2004 and 2003, maintenance and repair expenses charged to cost of operations were $490.1 million, $469.5 million and $423.7 million, respectively. When property is retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in cost of operations. For the years ended December 31, 2005, 2004 and 2003, we recognized net pre-tax gains on the disposal of fixed assets of $3.5 million, $4.9 million and $0.2 million, respectively.
The following tables show the activity and balances related to property and equipment from December 31, 2003 through December 31, 2005 (in millions):

	Property and Equipment
	Balance at			Acquisitions,	Transfers	Balance at
	December 31,	Capital	Sales and	Net of	And	December 31,
	2004	Additions	Retirements	Divestitures	Other(1)	2005
Land and improvements	$461.7	$22.7	$(10.0)	$(0.5)	$(1.9)	$472.0
Land held for permitting as landfills	108.9	14.6	—	—	(9.5)	114.0
Landfills	3,680.9	252.9	(0.1)	5.9	38.9	3,978.5
Buildings and improvements	492.5	25.9	(9.5)	2.0	(4.3)	506.6
Vehicles and equipment	1,826.9	283.9	(56.0)	0.2	(15.4)	2,039.6
Containers and compactors	844.4	92.2	(13.6)	(1.0)	(1.3)	920.7
Furniture and office equipment	50.1	3.7	(0.9)	—	(0.2)	52.7

Total	$7,465.4	$695.9	$(90.1)	$6.6	$6.3	$8,084.1

	Accumulated Depreciation and Amortization
		Depreciation
	Balance at	and		Acquisitions,	Transfers	Balance at
	December 31,	Amortization	Sales and	Net of	and	December 31,
	2004	Expense	Retirements	Divestitures	Other(1)	2005
Land and improvements	$(26.0)	$(5.8)	$0.2	$—	$(0.1)	$(31.7)
Landfills	(1,591.1)	(248.8)	—	—	—	(1,839.9)
Buildings and improvements	(128.1)	(25.7)	1.9	0.4	1.3	(150.2)
Vehicles and equipment	(1,032.7)	(184.1)	52.2	0.8	4.4	(1,159.4)
Containers and compactors	(523.1)	(82.8)	12.9	1.2	1.8	(590.0)
Furniture and office equipment	(34.5)	(5.8)	0.8	—	0.1	(39.4)

Total	$(3,335.5)	$(553.0)	$68.0	$2.4	$7.5	$(3,810.6)

Property and equipment, net	$4,129.9	$142.9	$(22.1)	$9.0	$13.8	$4,273.5

(1)	Relates primarily to capitalized interest, changes in our landfill retirement obligation asset for recognition of and adjustments to capping, closure and post-closure liabilities (see Note 7), reclassifications to assets held for sale and asset impairment resulting from the Gulf Coast hurricanes.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Property and Equipment
	Balance at			Acquisitions,	Transfers	Balance at
	December 31,	Capital	Sales and	Net of	and	December 31,
	2003	Additions	Retirements	Divestitures	Other (1)	2004
Land and improvements	$424.3	$34.1	$(1.5)	$0.3	$4.5	$461.7
Land held for permitting as landfills	101.7	17.7	—	(1.8)	(8.7)	108.9
Landfills	3,304.4	279.3	—	16.6	80.6	3,680.9
Buildings and improvements	466.3	31.2	(3.7)	0.3	(1.6)	492.5
Vehicles and equipment	1,747.4	144.0	(63.7)	(1.5)	0.7	1,826.9
Containers and compactors	787.7	70.9	(13.0)	(0.3)	(0.9)	844.4
Furniture and office equipment	43.9	5.7	(1.0)	—	1.5	50.1

Total	$6,875.7	$582.9	$(82.9)	$13.6	$76.1	$7,465.4

	Accumulated Depreciation and Amortization
		Depreciation
	Balance at	and		Acquisitions,	Transfers	Balance at
	December 31,	Amortization	Sales and	Net of	and	December 31,
	2003	Expense	Retirements	Divestitures	Other (1)	2004
Land and improvements	$(21.4)	$(5.1)	$0.3	$—	$0.2	$(26.0)
Landfills	(1,337.9)	(256.8)	—	—	3.6	(1,591.1)
Buildings and improvements	(105.6)	(24.6)	1.9	0.3	(0.1)	(128.1)
Vehicles and equipment	(910.9)	(178.7)	58.2	3.1	(4.4)	(1,032.7)
Containers and compactors	(451.3)	(86.0)	12.5	1.0	0.7	(523.1)
Furniture and office equipment	(29.7)	(5.7)	0.9	—	—	(34.5)

Total	$(2,856.8)	$(556.9)	$73.8	$4.4	$—	$(3,335.5)

Property and equipment, net	$4,018.9	$26.0	$(9.1)	$18.0	$76.1	$4,129.9

(1)	Relates primarily to (i) capitalized interest, (ii) changes in our landfill retirement obligation asset for recognition of and adjustments to capping, closure and post-closure costs (see Note 7) and (iii) capitalized leases.
3. Goodwill and Intangible Assets
At least annually, we perform an assessment of goodwill impairment by applying a fair value based test to each of our reporting units, which we define as each of our geographic operating segments. In the fourth quarter of 2005, we realigned our field operations and our nine geographic operating segments were consolidated into five reporting units (see Note 16). We completed our annual assessment of goodwill in the fourth quarter of 2005 and no impairment was recorded. The calculation of fair value is subject to judgments and estimates about future events. We estimate fair value based on projected net cash flows discounted using a weighted average cost of capital of approximately 7.4% in 2005. In addition, consideration is also given to an earnings multiple approach as an indicator of the reasonableness of our discounted cash flows. The estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or changes to the market capitalization of our company. As a result of evaluating goodwill for impairment, we may recognize an impairment in one or more reporting units even though our fair value test indicates no impairment in other reporting units or no impairment if a test were to be performed on the Company as a whole.
We may conduct an impairment test of goodwill more frequently than annually under certain conditions. For example, a significant adverse change in liquidity or the business environment, unanticipated competition, a significant adverse action by a regulator or a disposal of a significant portion of a reporting unit could prompt an impairment test between annual assessments.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our reporting units are comprised of several vertically integrated businesses. A divestiture of any individual asset below the reporting unit level could result in a loss. At the time of a divestiture of an individual business within a reporting unit, goodwill is allocated to that business based on its relative fair value to its reporting unit and a gain or loss on disposal is derived. Subsequently, the remaining goodwill in the reporting unit from which the assets were divested would be re-evaluated for realizability. This could result in an additional loss being recognized.
We have incurred non-cash losses on sales of assets when we believed that re-deployment of the proceeds from the sale of such assets could reduce debt or improve operations and was economically beneficial. If we decide to sell additional assets in the future, we could incur additional non-cash losses on asset sales.
The following table shows the activity and balances related to goodwill by reporting unit from December 31, 2003 through December 31, 2005 (in millions):

	Balance as of				Balance as of
	December 31,				December 31,
	2004	Acquisitions	Divestitures	Adjustments(1)	2005
Atlantic Region	$914.9	$0.3	$—	$(915.2)	$—
Great Lakes Region	1,097.7	0.1	—	(1,097.8)	—
Midstates Region	959.1	—	—	(959.1)	—
Mountain Region	650.7	—	—	(650.7)	—
North Central Region	1,193.5	—	—	(1,193.5)	—
Northeast Region (old)	725.4	—	—	(725.4)	—
Pacific Region	726.1	—	—	(726.1)	—
Southeast Region (old)	872.4	1.4	—	(873.8)	—
Southwest Region (old)	1,062.2	0.1	(0.2)	(1,062.1)	—
Midwest Region	—	—	—	2,169.1	2,169.1
Northeast Region	—	—	—	1,796.5	1,796.5
Southeast Region	—	—	(2.7)	1,586.7	1,584.0
Southwest Region	—	—	—	1,316.9	1,316.9
West Region	—	—	—	1,317.7	1,317.7

Total	$8,202.0	$1.9	$(2.9)	$(16.8)	$8,184.2

	Balance as of				Balance as of
	December 31,				December 31,
	2003	Acquisitions	Divestitures	Adjustments(1) (2)	2004
Western Area	$1,399.6	$—	$(3.5)	$(1,396.1)	$—
Central Area	1,910.9	1.3	—	(1,912.2)	—
Eastern Area	2,384.6	3.2	(1.2)	(2,386.6)	—
Southern Area	2,617.9	3.1	—	(2,621.0)	—
Atlantic Region	—	—	—	914.9	914.9
Great Lakes Region	—	—	—	1,097.7	1,097.7
Midstates Region	—	—	—	959.1	959.1
Mountain Region	—	—	—	650.7	650.7
North Central Region	—	—	—	1,193.5	1,193.5
Northeast Region	—	—	—	725.4	725.4
Pacific Region	—	—	—	726.1	726.1
Southeast Region	—	—	—	872.4	872.4
Southwest Region	—	—	—	1,062.2	1,062.2

Total	$8,313.0	$7.6	$(4.7)	$(113.9)	$8,202.0

(1)	Amounts primarily relate to reallocation of goodwill in connection with our realignment of field operations, reclassification of goodwill in connection with assets held for sale accounting and purchase accounting adjustments.

(2)	Amounts include approximately $113.0 million of adjustments to reduce goodwill for tax contingencies previously recorded in connection with our acquisition of BFI that were presented in other long-term liabilities ($102.4 million) and deferred income taxes ($10.6 million).

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition, we have other amortizable intangible assets that consist primarily of the following at December 31, 2005 (in millions):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Non-compete agreements	$8.0	$6.8	$1.2
Other	2.5	0.4	2.1

Total	$10.5	$7.2	$3.3

Amortization expense for the three years ended December 31, 2005, 2004 and 2003 was $1.1 million, $1.8 million and $1.9 million, respectively. Based upon the amortizable assets recorded in the balance sheet at December 31, 2005, amortization expense for each of the next five years is estimated to be declining from $0.8 million to $0.3 million.
4. Long-term Debt
Long-term debt at December 31, 2005 and 2004 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, the effect of interest rate swap contracts, amortization of deferred debt issuance cost and the amortization or accretion of discounts or premiums (in millions, except percentages).

	Debt Balance at		Effective Interest Rate
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
Revolving credit facility ABR borrowings*	$3.7	$—	9.00%	7.25%
Revolving credit facility Adjusted LIBOR borrowings*	—	—	7.29	5.56
Term loan B	—	1,162.9	—	6.07
Term loan C	—	245.4	—	6.05
Term loan D	—	147.2	—	5.85
2005 term loan B	1,275.0	—	6.33	—
Receivables secured loan	230.0	209.9	4.90	3.32
7.88% senior notes due 2005	—	69.4	—	8.77
7.63% senior notes due 2006	—	600.0	—	7.99
6.38% senior notes due 2008	154.7	151.5	8.34	8.34
8.50% senior notes due 2008	750.0	750.0	8.78	8.78
8.88% senior notes due 2008	600.0	600.0	9.15	9.15
6.50% senior notes due 2010	350.0	350.0	6.76	4.80
5.75% senior notes due 2011	400.0	400.0	6.00	5.93
6.38% senior notes due 2011	275.0	275.0	6.63	6.60
9.25% senior notes due 2012	251.1	376.9	9.40	9.41
7.88% senior notes due 2013	450.0	450.0	8.09	8.09
6.13% senior notes due 2014	425.0	425.0	6.30	6.35
7.25% senior notes due 2015	600.0	—	7.43	—
9.25% debentures due 2021	96.1	95.8	9.47	9.48
7.40% debentures due 2035	292.2	289.9	8.03	8.03
10.00% senior subordinated notes due 2009	—	195.4	—	10.22
4.25% senior subordinated convertible debentures due 2034	230.0	230.0	4.34	4.33
7.38% senior unsecured notes due 2014	400.0	400.0	7.55	7.53
Solid waste revenue bond obligations, principal payable through 2031	283.9	306.1	6.81	5.21
Notes payable to banks, finance companies and individuals, interest rates of 0.7% to 12.23%, and principal payable through 2014, secured by vehicles, equipment, real estate or accounts receivable **	5.1	8.7	4.32	6.07
Obligations under capital leases of vehicles and equipment**	13.2	13.5	9.08	9.30
Notes payable to individuals and a commercial company, interest rates of 5.99% to 9.50%, principal payable through 2010, unsecured**	6.7	4.4	7.93	6.55

Total debt**	7,091.7	7,757.0	7.29	7.18
Less: Current portion	238.5	327.8

Long-term portion	$6,853.2	$7,429.2

*	Reflects weighted average interest rate, excludes fees

**	Reflects weighted average interest rate

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the first quarter of 2005, we executed a multifaceted refinancing plan (the 2005 Refinancing), which included:
•	the issuance of 12.75 million shares of common stock for $101 million;

•	the issuance of 6.25% mandatory convertible preferred stock with a conversion premium of 25% for $600 million; and

•	the issuance of 7.25% senior notes due 2015 for $600 million.
The proceeds of the issuances above were used to retire the following:
•	$195 million of the remaining 10% senior subordinated notes due 2009;

•	$125 million of the 9.25% senior notes due 2012;

•	$600 million 7.625% senior notes due 2006;

•	$206 million of term loans; and

•	$70 million of the 7.875% senior notes due 2005.
The balance of the proceeds was used to pay premiums and fees and for general corporate purposes. Costs incurred to early extinguish debt during the years ended December 31, 2005, 2004 and 2003 were $62.6 million, $156.2 million and $108.1 million, respectively. These expenses were recorded in interest expense and other.
In addition, we refinanced the pre-existing credit facility (the 2003 Credit Facility), which included modifying financial covenants, increasing the size of the Revolving Credit Facility and the Institutional Letter of Credit Facility by a combined $377 million, and lowering the interest margin paid on the term loan by 75 basis points and on the Revolving Credit Facility by 25 basis points.
2005 Credit Facility —
The new credit facility is a senior secured credit facility (the 2005 Credit Facility) that includes at December 31, 2005: (i) a $1.575 billion Revolving Credit Facility due January 2010 (the 2005 Revolver), (ii) a $1.275 billion term loan due January 2012 (the 2005 Term Loan) and (iii) a $495.0 million Institutional Letter of Credit Facility due January 2012. The proceeds of the 2005 Term Loan were used to repay previously outstanding term loans B, C and D under the 2003 Credit Facility. Of the $1.575 billion available under the 2005 Revolver, the entire amount may be used to support the issuance of letters of credit. At December 31, 2005, we had $3.7 million of borrowings outstanding and $398.8 million in letters of credit outstanding under the 2005 Revolver, leaving $1.173 billion capacity available under the 2005 Revolver.
The 2005 Credit Facility bears interest at (a) an Alternative Base Rate (ABR), or (b) an Adjusted LIBOR, both terms defined in the 2005 Credit Facility agreement, plus, in either case, an applicable margin based on our leverage ratio. Proceeds from the 2005 Credit Facility may be used for working capital and other general corporate purposes, including acquisitions.
We are required to make prepayments on the 2005 Credit Facility upon completion of certain transactions as defined in the 2005 Credit Facility, including asset sales and issuances of debt securities. Proceeds from these transactions are required to be applied to amounts due under the 2005 Credit Facility pursuant to the 2005 Credit Facility agreement. We are also required to make prepayments on the 2005 Credit Facility for 50% of any excess cash flows from operations, as defined in the 2005 Credit Facility agreement. There is also scheduled amortization on the 2005 Term Loan and Institutional Letter of Credit Facility, as required in the 2005 Credit Facility agreement.
Senior notes and debentures —
In March 2005, we issued $600 million of 7.25% senior notes due 2015 as part of the 2005 Refinancing. Interest is payable semi-annually on March 15th and September 15th, and began on September 15, 2005. These senior notes have a make-whole call provision that is exercisable any time prior to March 15, 2010 at the stated redemption price. These notes may also be redeemed on or after March 15, 2010 at the stated redemption price.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In April 2004, we issued $275 million of 6.375% senior notes due 2011 to fund a portion of the tender offer of 10% senior subordinated notes due 2009. Interest is payable semi-annually on April 15th and October 15th. These senior notes have a make-whole call provision that is exercisable at any time at the stated redemption price.
In addition, in April 2004, we issued $400 million of 7.375% senior unsecured notes due 2014 to fund a portion of the tender offer of 10% senior subordinated notes due 2009. Interest is payable semi-annually on April 15th and October 15th. These notes have a make-whole call provision that is exercisable any time prior to April 15, 2009 at the stated redemption price. The notes may also be redeemed after April 15, 2009 at the stated redemption prices.
In January 2004, we issued $400 million of 5.75% senior notes due 2011 and $425 million of 6.125% senior notes due 2014 to fund the redemption of $825 million of our $875 million 7.875% senior notes due 2009. Interest is payable semi-annually on February 15th and August 15th. The $400 million senior notes have a make-whole call provision that is exercisable at any time at the stated redemption price. The $425 million senior notes have a make-whole call provision that is exercisable at any time prior to February 15, 2009 at the stated redemption price. The notes may also be redeemed after February 15, 2009 at the stated redemption prices.
In November 2003, we issued $350 million of 6.50% senior notes due 2010. These senior notes have a make-whole call provision that is exercisable at any time at a stated redemption price. Interest is payable semi-annually on February 15th and August 15th. We used proceeds from this issuance to repurchase a portion of our 10% senior subordinated notes in 2003.
On April 9, 2003, we issued $450 million of 7.875% senior notes due 2013. The senior notes have a no call provision until 2008. Interest is payable semi-annually on April 1st and October 1st. We used the proceeds to reduce term loan borrowings under our 1999 credit facility.
In connection with the BFI acquisition on July 30, 1999, we assumed all of BFI’s debt securities with the exception of commercial paper that was paid off in connection with the acquisition. BFI’s debt securities were recorded at their fair market values as of the date of the acquisition in accordance with EITF Issue No. 98-1 — Valuation of Debt Assumed in a Purchase Business Combination. The effect of revaluing the debt securities resulted in an aggregate discount from the historic face amount of $137.0 million. At December 31, 2005, the remaining unamortized net discount related to the debt securities of BFI was $80.9 million.
The $161.2 million of 6.375% senior notes due 2008 and $99.5 million of 9.25% debentures due 2021 assumed from BFI are not redeemable prior to maturity and are not subject to any sinking fund.
The $360.0 million of 7.40% debentures due 2035 assumed from BFI are not subject to any sinking fund and may be redeemed as a whole or in part, at our option at any time. The redemption price is equal to the greater of the principal amount of the debentures and the present value of future principal and interest payments discounted at a rate specified under the terms of the indenture.
Receivables secured loan —
We have an accounts receivable securitization program with two financial institutions that allows us to borrow up to $230 million on a revolving basis under a loan agreement secured by receivables. The agreements include a 364-day liquidity facility and a three-year purchase commitment. If we are unable to renew the liquidity facility when it matures in May 2006, we will refinance any amounts outstanding with the portion of our senior credit facility, which matures in 2010, or with other long-term borrowings. Although we intend to renew the liquidity facility in May 2006 and do not expect to repay the amounts within the next twelve months, the loan is classified as a current liability because it has a contractual maturity of less than one year.
The borrowings are secured by our accounts receivable that are owned by a wholly-owned and fully consolidated subsidiary. This subsidiary is a separate corporate entity whose assets, or collateral

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
securing the borrowings, are available first to satisfy the claims of the subsidiary’s creditors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement 125, the securitization program is accounted for as a secured borrowing with a pledge of collateral. The receivables and debt obligation remain on our consolidated balance sheet. At December 31, 2005, we had outstanding borrowings under this program of $230.0 million. The borrowings under this program bear interest at the financial institution’s commercial paper rate plus an applicable spread and interest is payable monthly. There is also a fee on any undrawn portion available for borrowing.
Senior subordinated notes —
In July 1999, we issued $2.0 billion of 10.00% senior subordinated notes that mature in 2009. We used the proceeds from these senior subordinated notes as partial financing of the acquisition of BFI. During 2004 and 2003, we completed open market repurchases and a tender offer of these senior subordinated notes in aggregate principal amounts of approximately $1.3 billion and $506.1 million, respectively.
During the first quarter of 2005, through open market repurchases and a tender offer, we completed the repurchase of the remaining balance of these senior subordinated notes in an aggregate principal amount of $195.0 million. In connection with these repurchases and tender offer we paid premiums of approximately $10.3 million and wrote-off deferred financing costs of $1.7 million, both of which were recorded as a charge to interest expense and other.
Senior subordinated convertible debentures —
In April 2004, we issued $230 million of 4.25% senior subordinated convertible debentures due 2034 that are unsecured and are not guaranteed. They are convertible into 11.3 million shares of our common stock at a conversion price of $20.43 per share. Common stock transactions such as cash or stock dividends, splits, combinations or reclassifications and issuances at less than current market price will require an adjustment to the conversion rate as defined per the indenture. Certain of the conversion features contained in the convertible debentures are deemed to be embedded derivatives, as defined under SFAS 133, however, these embedded derivatives currently have no value.
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
We can elect to call the debentures at any time after April 15, 2009 at par for cash only. The holders can require us to redeem the debentures on April 15th of 2011, 2014, 2019, 2024 and 2029 at par for stock, cash or a combination of stock and cash at our option. If the debentures are redeemed in stock, the number of shares issued will be determined as the par value of the debentures divided by the average trading stock price over a five-day period.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future maturities of long-term debt —
Aggregate future scheduled maturities of long-term debt as of December 31, 2005 are as follows (in millions):

Maturity
2006 (1)	$238.5
2007	6.5
2008	1,513.0
2009	2.0
2010	385.1
Thereafter	5,026.4

Gross Principal	7,171.5
Discount, net	(79.8)

Total Debt	$7,091.7

(1)	Includes the receivables secured loan, which is a 364-day liquidity facility with a maturity date of May 2006 and has a balance of $230.0 million at December 31, 2005. At that time, we intend to renew the liquidity facility. If we are unable to renew the liquidity facility, we will refinance any amounts outstanding with our 2005 Credit Facility, which matures in 2010 or with other long-term borrowings. Although we intend to renew the liquidity facility in May 2006 and do not expect to repay the amounts within the next twelve months, the loan is classified as a current liability because it has a contractual maturity of less than one year.
Future payments under capital leases, the principal amounts of which are included above in future maturities of long-term debt, are as follows at December 31, 2005 (in millions):

Maturity	Principal	Interest	Total
2006	$1.0	$1.1	$2.1
2007	1.2	1.1	2.3
2008	0.9	1.0	1.9
2009	1.0	0.9	1.9
2010	1.2	0.7	1.9
Thereafter	7.9	3.2	11.1

	$13.2	$8.0	$21.2

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

	Balance at	Fair Value at	Balance at	Fair Value at
	December 31, 2005	December 31, 2005	December 31, 2004	December 31, 2004
Long-Term Debt
Fixed Rate Debt:
Principal amount	$5,498.3	$5,555.1	$5,894.8	$5,994.6
Weighted average interest rate	7.44%		7.61%
Variable Rate Debt:
Principal amount	$1,593.4	$1,601.4	$1,862.2	$1,881.8
Weighted average interest rate(1)	5.83%		4.70%

Interest Rate Swaps(2)
Non-Cancelable:
Notional amount	$—	$—	$250.0	$(1.8)
Weighted average interest rate	—		5.99%

(1)	Reflects the rate in effect as of December 31, 2005 and 2004 before the effects of swaps and includes all applicable margins. Actual future rates may vary.

(2)	Amount represents our floating to fixed interest rate swap contracts. See Note 5 for additional discussion.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt covenants –
Under the 2005 Credit Facility, we are subject to the following financial covenants:
Minimum Interest Coverage:

From the Quarter Ending	Through the Quarter Ending	EBITDA(1)/Interest
January 1, 2005	December 31, 2005	1.85x
January 1, 2006	June 30, 2006	1.95x
July 1, 2006	December 31, 2006	2.00x
January 1, 2007	March 31, 2007	2.10x
April 1, 2007	June 30, 2007	2.15x
July 1, 2007	March 31, 2008	2.20x
April 1, 2008	September 30, 2008	2.25x
October 1, 2008	December 31, 2008	2.30x
January 1, 2009	June 30, 2009	2.40x
July 1, 2009	December 31, 2009	2.55x
January 1, 2010	Thereafter	2.75x
Maximum Leverage:

From the Quarter Ending	Through the Quarter Ending	Total Debt/EBITDA(1)
January 1, 2005	December 31, 2005	6.50x
January 1, 2006	June 30, 2006	6.25x
July 1, 2006	December 31, 2006	6.00x
January 1, 2007	June 30, 2007	5.75x
July 1, 2007	December 31, 2008	5.50x
January 1, 2009	June 30, 2009	5.25x
July 1, 2009	December 31, 2009	5.00x
January 1, 2010	Thereafter	4.50x
At December 31, 2005, we were in compliance with all financial and other covenants under our 2005 Credit Facility. We are not subject to any minimum net worth covenants. At December 31, 2005, Total Debt/EBITDA(1) ratio, as defined by the 2005 Credit Facility, was 4.76:1 and our EBITDA(1)/Interest ratio was 2.47:1.

(1)	EBITDA, which is a non-GAAP measure, used for covenants is calculated in accordance with the definition in the 2005 Credit Facility agreement. In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies.
In addition, the 2005 Credit Facility restricts us from making certain types of payments, including dividend payments on our common and preferred stock. However, we are able to pay cash dividends on the Series C and Series D preferred stock.
All of our notes contain certain financial covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At December 31, 2005, we were in compliance with all applicable covenants.
Guarantees –
Substantially all of our subsidiaries are jointly and severally liable for the obligations under the 8.50% senior notes due 2008, the 8.88% senior notes due 2008, the 6.50% senior notes due 2010, the 5.75% senior notes due 2011, the 6.38% senior notes due 2011, the 9.25% senior notes due 2012, the 7.88% senior notes due 2013, the 6.13% senior notes due 2014, the 7.25% senior notes due 2015 and the 7.38% senior unsecured notes due 2014, certain other debt issued by BFI and the 2005 Credit Facility through unconditional guarantees issued by current and future subsidiaries. Allied Waste North America, Inc. (Allied NA), our wholly-owned subsidiary, and Allied are jointly and severally liable for the obligations under the 6.38% senior notes due 2008, the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by BFI through an unconditional, joint and several, guarantee issued by Allied NA and Allied. At December 31, 2005, the maximum potential amount of future payments under the guarantees is the outstanding amount of the debt identified above and the amount for letters of credit issued under the 2005 Credit Facility. In accordance with FIN 45, Minimum Revenue Guarantees Granted to a Business or Its Owners – an interpretation of FASB Statement No.45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Others, the guarantees are not recorded in our consolidated financial statements as they represent parent-subsidiary guarantees. We do not guarantee any third-party debt.
Collateral —
Our 2005 Credit Facility is secured by the stock of substantially all of our subsidiaries and a security interest in substantially all of our assets. A portion of the collateral that collateralizes the 2005 Credit Facility is shared as collateral with the holders of certain of our senior secured notes and debentures.
The senior secured notes and debentures are collateralized by the stock of substantially all of the BFI subsidiaries along with certain other Allied subsidiaries and a security interest in the assets of BFI, its domestic subsidiaries and certain other Allied subsidiaries. In accordance with the Securities and Exchange Commission’s (SEC) Rule 3-16 of Regulation S-X, separate financial statements for BFI are presented under Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2005. Following is a summary of the balance sheets for BFI and the other Allied subsidiaries that serve as collateral as of December 31, 2005 (in millions):

		Other Allied
	BFI	Collateral	Combined
Condensed Balance Sheet (1):
Current assets	$201.4	$228.5	$429.9
Property and equipment, net	1,000.9	784.4	1,785.3
Goodwill	3,391.0	2,973.5	6,364.5
Other assets, net	117.0	12.1	129.1

Total assets	$4,710.3	$3,998.5	$8,708.8

Current liabilities	$449.9	$249.5	$699.4
Long-term debt, less current portion	5,357.8	6.5	5,364.3
Other long-term obligations	672.4	49.1	721.5
Due to/(from) parent	(18.0)	1,701.6	1,683.6
Total stockholder’s equity (deficit)	(1,751.8)	1,991.8	240.0

Total liabilities and stockholder’s equity (deficit)	$4,710.3	$3,998.5	$8,708.8

(1)	All transactions between BFI and the Other Allied collateral have been eliminated.

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
We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. At December 31, 2005, approximately 78% of our debt was fixed and 22% had variable interest rates. We had no interest rate swap contracts at December 31, 2005.
Designated interest rate swap contracts accounted for as hedges –
At December 31, 2005, we had no designated interest rate swap contracts as all of our designated interest rate swap contracts had reached their contractual maturity. At December 31, 2004, we had a designated interest rate swap contract (floating to fixed rate) with a notional amount of $250 million that matured in March 2005. The fair value liability of this contract at December 31, 2004 was $1.8 million. Our designated cash flow interest rate swap contract was effective as a hedge of our variable rate debt. The notional amounts, indices, repricing dates and all other significant terms of the swap agreement were matched to the provisions and terms of the variable rate debt being hedged achieving 100% effectiveness. If significant terms did not match, we were required to

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
assess any ineffectiveness and any ineffectiveness is immediately recorded in interest expense in our statement of operations.
Changes in fair value of our designated interest rate swap contracts are reflected in accumulated other comprehensive loss (AOCL). At December 31, 2005, there was no gain or loss included in AOCL. At December 31, 2004, a loss of approximately $1.8 million ($1.3 million, net of tax) was included in AOCL.
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
De-designated interest rate swap contracts. All of our de-designated interest rate swap contracts had reached their contractual maturity by June 30, 2004 and therefore no amounts were recorded after June 30, 2004 for these swap contracts. Settlement payments and periodic changes in market values of our de-designated interest rate swap contracts were recorded as a gain or loss on derivative contracts included in interest expense and other in our consolidated statements of operations. During the years ended December 31, 2004 and 2003, we recorded $15.2 million and $47.1 million, respectively, of net gain related to changes in market values and $15.3 million and $51.9 million, respectively, of settlement costs.
When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in accumulated other comprehensive loss at the time of de-designation are isolated and amortized over the remaining original hedged interest payment. For contracts de-designated, no balance remained in AOCL after June 30, 2004; therefore, no amortization expense was recorded after June 30, 2004. Amortization expense of $6.7 million and $23.1 million for the years ended December 31, 2004 and 2003, respectively, related to the accumulated losses in AOCL for interest rate swap contracts that were de-designated, was recorded in interest expense and other.
Fair value interest rate swap contracts. We have used fair value (fixed rate to floating rate) interest rate swap contracts to achieve our targeted mix of fixed and floating rate debt. In the fourth quarter of 2004, we terminated the outstanding contracts and at December 31, 2004, we had no fair value interest rate swap contracts outstanding. We had no fair value interest rate swap contracts in place during 2005. We elected to not apply hedge accounting to the fair value interest rate contracts outstanding during 2004 and 2003. Settlement payments and periodic changes in market values of our fair value interest rate swap contracts were recorded as a gain or loss on derivative contracts included in interest expense and other in our consolidated statements of operations. We recorded $1.0 million and $0.9 million of net gain related to changes in market values and received net settlements of $6.8 million and $1.1 million during the years ended December 31, 2004 and 2003, respectively.
6. Accumulated Other Comprehensive Loss
The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholders’ equity are shown as follows (in millions):

	December 31,	December 31,
	2005	2004
Minimum pension liability adjustment, net of taxes of $46.8 and $45.5	$(70.3)	$(68.1)
Interest rate swap contracts designated, unrealized loss, net of taxes of $0.5	—	(1.3)

Accumulated other comprehensive loss	$(70.3)	$(69.4)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Landfill Accounting
We have a network of 169 owned or operated active landfills with a net book value of approximately $2.1 billion at December 31, 2005. In addition, we own or have responsibility for 107 closed landfills.
We use a life-cycle accounting method for landfills and the related capping, closure and post-closure liabilities. This method applies the costs to be capitalized associated with acquiring, developing, closing and monitoring the landfills over the associated consumption of landfill capacity. Specifically, we record landfill retirement obligations at fair value as a liability with a corresponding increase to the landfill asset as waste is disposed. The amortizable landfill asset includes landfill development costs incurred, landfill development costs expected to be incurred over the life of the landfill, the recorded capping, closure and post-closure asset retirement obligation and the present value of cost estimates for future capping, closure and post-closure costs. We amortize the landfill asset over the remaining capacity of the landfill as volume is consumed during the life of the landfill with one exception. The exception applies to capping costs for which both the recognition of the liability and the amortization of these costs is based instead on the costs and capacity of the specific capping event.
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
Change in accounting principle—
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
SFAS 143 resulted in a refinement to our industry practices and caused a change in the mechanics of calculating landfill retirement obligations and the classification of where amounts are recorded in the financial statements. Landfill retirement obligations are no longer accrued through a provision to cost of operations, but rather by an increase to landfill assets. Liabilities retained from divested landfills that were historically accounted for in closure and post-closure liabilities were reclassified to other long-term obligations because they were not within the scope of SFAS 143. In addition, in accordance with SFAS 143, we changed the classification of certain costs related to capping, closure and post-closure obligations to other accounts. The most significant change in classification is that we now record the costs for methane gas collection systems in the landfill development assets rather than accrue for those costs as part of the capping or closure liability. Further, the cost of financial assurance instruments are no longer accrued as part of the post-closure liability, but rather are expensed as incurred. Under SFAS 143, each capping event at a landfill is accounted for separately. Previously, the estimated costs of all capping events were included in our landfill closure and post-closure accrual rate.
Upon adoption, SFAS 143 required a cumulative change in accounting for landfill obligations retroactive to the date the landfill operations commenced or the date the asset was acquired. To do this, SFAS 143 required the creation of the related landfill asset, net of accumulated amortization and an adjustment to the capping, closure and post-closure liabilities for cumulative accretion.

`

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Following is a summary of the balance sheet changes for landfill assets and capping, closure and post-closure liabilities (in millions):

	Balance at		Balance at
	December 31, 2002	Change	January 1, 2003
Landfill assets	$2,531.3	$409.5	$2,940.8
Accumulated amortization	(657.8)	(434.6)	(1,092.4)

Net landfill assets	$1,873.5	$(25.1)	$1,848.4

Capping, closure and post-closure liabilities	$594.2	$(100.4)	$493.8

Landfill assets —
We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the remaining costs (including any unamortized amounts recorded) associated with acquiring, permitting and developing the entire landfill plus the present value of the total remaining costs for specific capping events, closure and post-closure by the total remaining disposal capacity of that landfill (except for capping costs, which are divided by the total remaining capacity of the specific capping event). The resulting per ton amortization rates are applied to each ton disposed at the landfill and are recorded as expense for that period. We expensed approximately $248.8 million and $256.8 million, or an average of $3.11 and $3.29 per ton consumed, related to landfill amortization during the years ended December 31, 2005 and 2004, respectively. The following is a rollforward of our investment in our landfill assets excluding land held for permitting as landfills (in millions):

	Net Book Value		Capping,
	of Landfills	Landfill	Closure and
Net Book Value	Acquired, net of	Development	Post-Closure	Landfill		Net Book Value at
at December 31, 2004	Divestitures	Costs	Accruals	Amortization	Other(1)	December 31, 2005

$2,089.8	$5.9	$267.4	$10.0	$(248.8)	$14.3	$2,138.6

(1)	Relates primarily to amounts transferred from land or land held for permitting as landfills to landfill (for projects that have met the criteria for probable expansion during 2005).
Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, methane gas collection system installation, engineering and legal fees, and capitalized interest. Estimated total future development costs for our 169 active landfills at December 31, 2005 was approximately $4.5 billion, excluding capitalized interest, and we expect that this amount will be spent over the remaining operating lives of the landfills.
We classify disposal capacity as either permitted (having received the final permit from the governing authorities) or probable expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is highly probable. Our requirements to classify disposal capacity as probable expansion are as follows:
1.	We have control of and access to the land where the expansion permit is being sought.

2.	All geologic and other technical siting criteria for a landfill have been met, or a variance from such requirements has been received (or can reasonably be expected to be received).

3.	The political process has been assessed and there are no identified impediments that cannot be resolved.

4.	We are actively pursuing the expansion permit and have an expectation that the final local, state and federal permits will be received within the next five years.

5.	Senior operations management approval has been obtained.

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
We, together with our engineering and legal consultants, continually monitor the progress of obtaining local, state and federal approval for each of our expansion permits. If it is determined that the expansion no longer meets our criteria then (a) the disposal capacity is removed from our total available disposal capacity; (b) the costs to develop that disposal capacity and the associated capping, closure and post-closure costs are removed from the landfill amortization base; and (c) rates are adjusted prospectively. In addition, any value assigned to probable expansion capacity is written-off to expense during the period in which it is determined that the criteria are no longer met.
Capping, closure and post-closure —
In addition to our portfolio of 169 active landfills, we own or have responsibility for 107 closed landfills no longer accepting waste. As individual areas within each landfill reach capacity, we are required to cap and close the areas in accordance with the landfill site permit. Generally, capping activities include the installation of compacted clay, geosynthetic liners, drainage channels, compacted soil layers and vegetative soil barriers over areas of a landfill where total airspace has been consumed and waste is no longer being received. Capping activities occur throughout the life of the landfill.
Closure costs are those costs incurred after a landfill site stops receiving waste, but prior to being certified as closed. After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which generally extends for a period of 30 years. Post-closure requirements include maintenance and operational costs of the site and monitoring the methane gas collection systems and groundwater systems, among other post-closure activities. Estimated costs for capping, closure and post-closure as required under Subtitle D regulations are compiled and updated annually for each landfill by local and regional company engineers. The following table is a summary of the capping, closure and post-closure costs at December 31, 2005 (in millions):

Discounted Capping, Closure and Post-Closure Liability Recorded:
Current Portion	$72.8
Non-Current Portion	547.0

Total	$619.8

Estimated Remaining Capping, Closure and Post-Closure Costs to be Expended:
2006	$72.8
2007	71.4
2008	67.2
2009	73.8
2010	58.9
Thereafter	3,147.2

Estimated Remaining Undiscounted Capping, Closure and Post-Closure Costs to be Expended	$3,491.3

Estimated Remaining Discounted Capping, Closure and Post-Closure Costs to be Expended	$1,058.2

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capping, closure and post-closure costs are estimated for the period of performance utilizing estimates a third-party would charge (including profit margins) to perform those activities in full compliance with Subtitle D. If we perform the capping, closure and post-closure activities internally, the difference between amounts accrued, based upon third-party cost estimates (including profit margins) and our actual cost incurred is recognized as a component of cost of operations in the period earned. An estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flows, reliable estimates of market risk premiums may not be obtainable. In our industry, there is no market that exists for selling the responsibility for capping, closure and post-closure independent of selling the entire landfill. Accordingly, we believe that it is not possible to develop a methodology to reliably estimate a market risk premium and have excluded a market risk premium from our determination of expected cash flows for capping, closure and post-closure liability. Our cost estimates are inflated to the period of performance using an estimate of inflation that is updated annually. We used an estimate of 2.5% in both 2005 and 2004.
We discounted our capping, closure and post-closure costs using our credit-adjusted, risk-free rate. Capping, closure and post-closure liabilities are recorded in layers and discounted using the credit-adjusted risk-free rate in effect at the time the obligation is incurred (8.75% in 2005 and 7.5% in 2004). The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for our own credit rating. Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted, risk-free rate.
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
Accretion expense for capping, closure and post-closure for the years ended December 31, 2005 and 2004 was $50.3 million and $48.0 million, respectively, or an average of $0.63 and $0.61 per ton consumed, respectively.
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
Financial assurance costs—
Costs of financial assurances related to our capping, closure and post-closure obligations for open and closed landfills are expensed to cost of operations as incurred.
Environmental costs -—
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

ALLIED WASTE INDUSTRIES, INC.
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
Our ultimate liabilities for environmental matters may differ from the estimates determined in our assessment to date. We have determined that the recorded undiscounted liability for environmental matters as of December 31, 2005 and 2004 of approximately $272.8 million and $304.8 million, respectively, represents the most probable outcome of these contingent matters. In connection with evaluating liabilities for environmental matters, we estimate a range of potential impacts and the most likely outcome. The recorded liabilities represent our estimate of the most likely outcome of the matters for which we have determined liability is probable. For these matters, we periodically evaluate the recorded liabilities and as additional information becomes available to ascertain whether the accrued liabilities are adequate. We do not expect near-term adjustments to estimates will have a material effect on our consolidated liquidity, financial position or results of operations. Using the high end of our estimate of the reasonably possible range, the outcome of these matters, which exclude capping, closure and post-closure costs, could result in approximately $23 million of additional liability. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, the expected amount of proceeds are recorded as an offset to environmental expense in operating income and a receivable is recorded in the periods when that determination is made. There were no significant recovery receivables outstanding as of December 31, 2005 or 2004.
The following table shows the activity and balances related to environmental accruals and for capping, closure and post-closure accruals related to open and closed landfills from December 31, 2002 through December 31, 2005 (in millions):

	Balance at	Charges to	Other		Balance at
	12/31/02	Expense	Charges(1)	Payments	12/31/03
Environmental accruals	$365.1	$—	$(2.8)	$(24.9)	$337.4
Open landfills capping, closure and post-closure accruals	336.2	28.0	31.3	(19.1)	376.4
Closed landfills capping, closure and post-closure accruals	258.0	16.3	(71.7)	(31.1)	171.5

Total	$959.3	$44.3	$(43.2)	$(75.1)	$885.3

	Balance at	Charges to	Other		Balance at
	12/31/03	Expense	Charges(1)	Payments	12/31/04
Environmental accruals	$337.4	$—	$(0.8)	$(31.8)	$304.8
Open landfills capping, closure and post-closure accruals	376.4	32.6	31.4	(29.8)	410.6
Closed landfills capping, closure and post-closure accruals	171.5	15.4	60.5	(28.8)	218.6

Total	$885.3	$48.0	$91.1	$(90.4)	$934.0

	Balance at	Charges to	Other		Balance at
	12/31/04	Expense	Charges(1)	Payments	12/31/05
Environmental accruals	$304.8	$—	$(0.6)	$(31.4)	$272.8
Open landfills capping, closure and post-closure accruals	410.6	34.2	8.1	(33.1)	419.8
Closed landfills capping, closure and post-closure accruals	218.6	16.1	(7.8)	(26.9)	200.0

Total	$934.0	$50.3	$(0.3)	$(91.4)	$892.6

(1)	Amounts consist primarily of liabilities related to acquired and divested companies, and the cumulative effect of change in accounting principle related to the adoption of SFAS 143 (2003 only) and additions of and adjustments to capping, closure and post-closure liabilities recorded to landfill assets during the period. In 2003 and prior years, liabilities and receivables associated with two closed landfills capping, closure and post-closure obligations that were insured or funded in state regulated trusts were reported as a net value. During 2005 and 2004, both the receivable and the liability are separately stated.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Employee Benefit Plans
Defined benefit pension plans —
We currently have one qualified defined benefit retirement plan, the BFI Retirement Plan (BFI Pension Plan), as a result of Allied’s acquisition of BFI. The BFI Pension Plan covers certain BFI employees in the United States, including some employees subject to collective bargaining agreements.
The BFI Pension Plan was amended on July 30, 1999 to freeze future benefit accruals for participants. However, interest credits continue to be earned by participants in the BFI Pension Plan. Also, participants whose collective bargaining agreements provided for additional benefit accruals under the BFI Pension Plan continued to receive those credits in accordance with the terms of their bargaining agreements. The BFI Pension Plan utilizes a cash balance design.
During 2002, the BFI Pension Plan and the Pension Plan of San Mateo County Scavenger Company and Affiliated Divisions of Browning-Ferris Industries of California, Inc. (San Mateo Pension Plan) were merged into one plan. However, benefits continue to be determined under each of two separate benefit structures.
The San Mateo Pension Plan covers substantially all employees at our San Mateo location, but excludes employees who are covered under collective bargaining agreements under which benefits have been the subject of good faith bargaining unless the collective bargaining agreement otherwise provides for such coverage. Benefits are based on the participant’s years of service and compensation, using the participant’s average earnings out of the last fifteen years of service. The San Mateo Pension Plan was amended in July 2003 to provide unreduced benefits, under certain circumstances, to participants who retire at or after a special early retirement date occurring on or after January 1, 2004. The San Mateo Plan was also amended in October 2005 to freeze participation by highly compensated employees after 2005 and to provide that no employees hired or rehired after 2005 will be eligible to participate in or accrue a benefit under the San Mateo Pension Plan after 2005.
Our general funding policy is to make annual contributions to the plan as determined to be required by the plan’s actuary and as required by the Employee Retirement Income Security Act (ERISA) and the Internal Revenue Code (IRC). No contributions were required during 2005, 2004 or 2003. No contributions are anticipated for 2006.
Actuarial valuation reports were prepared as of the measurement dates of September 30, 2005 and 2004, and used as permitted by SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, for disclosures included in the tables below.
The following table provides a reconciliation of the changes in the plan’s benefit obligations and the fair value of plan assets for the twelve-month period ended September 30 (in millions):

	2005	2004
Projected benefit obligation at beginning of period	$353.0	$338.2
Service cost	0.6	0.8
Interest cost	20.7	20.6
Curtailment loss	—	1.1
Actuarial loss	20.9	8.2
Benefits paid	(17.8)	(15.9)

Projected benefit obligation at end of period	$377.4	$353.0

Fair value of plan assets at beginning of period	$339.4	$317.4
Actual return on plan assets	39.5	37.9
Benefits paid	(17.8)	(15.9)

Fair value of plan assets at end of period	$361.1	$339.4

Funded status	$(16.3)	$(13.6)
Unrecognized net actuarial loss	118.6	115.8
Unrecognized prior service cost	0.7	0.8

Prepaid pension asset	$103.0	$103.0

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the amounts recognized in the consolidated balance sheets as of December 31 (in millions):

	2005	2004
Prepaid pension asset	$103.0	$103.0
Accrued benefit liability	(117.8)	(114.4)

Net pension liability	(14.8)	(11.4)
Intangible assets	0.7	0.8
Accumulated other comprehensive loss before tax benefit	117.1	113.6

Net amount recognized	$103.0	$103.0

The accumulated benefit obligation for the BFI Pension Plan was $375.9 million and $350.8 million at December 31, 2005 and 2004, respectively. The primary difference between the projected benefit obligation and the accumulated benefit obligation is that the projected benefit obligation includes assumptions about future compensation levels and the accumulated benefit obligation does not.
The following table provides the components of net periodic benefit cost for the years ended December 31 (in millions):

	2005	2004	2003
Service cost	$0.6	$0.8	$0.9
Interest cost	20.7	20.6	19.9
Expected return on plan assets	(28.2)	(28.0)	(25.9)
Recognized net actuarial loss	6.8	7.2	8.3
Amortization of prior service cost	0.1	0.1	0.1
Curtailment loss	—	1.1	—

Net periodic benefit cost	$—	$1.8	$3.3

The following table provides additional information regarding our pension plan for the years ended December 31 (in millions, except percentages):

	2005	2004	2003
Increase (decrease) in minimum pension liability included in other comprehensive income, net of tax	$2.2	$(2.6)	$(4.0)
Actual return on plan assets	$39.5	$37.8	$51.6
Actual rate of return on plan assets	11.7%	11.9%	19.0%
The assumptions used in the measurement of our benefit obligations for the current year and net periodic cost for the following year are shown in the following table (weighted average assumptions as of September 30):

	2005	2004	2003
Discount rate	5.75%	6.00%	6.25%
Average rate of compensation increase	4.00%	4.00%	4.00%
Expected return on plan assets	8.50%	8.50%	9.00%
In order to determine the discount rate used in the calculation of our obligations, our actuaries matched the timing and amount of our expected pension plan cash outflows to maturities of high-quality bonds as priced on our measurement date. Where that timing is beyond a currently published high-quality bond rate, the actuary’s model uses an expected yield curve to determine an appropriate current discount rate. The yields on the bonds are used to derive a discount rate for the liability. The term of our liability, based on the actuarial expected retirement dates of our workforce, is approximately 15 years. After the study is performed, we round to the nearest .25% to consider the level of judgment and variability in this estimate.
We determine the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing our expected rate of return assumption, we evaluate an analysis of historical actual performance and long-term return projections from our investment managers, which give consideration to our asset mix and anticipated length of obligation of our plan.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S and non-U.S. stocks as well as growth, value, and small and large capitalizations. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Historically, we have not invested in derivative instruments in our investment portfolio. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.
The following table summarizes our plan target allocation for 2006, asset allocation at September 30, 2005 and 2004, and expected long-term rate of return by asset category for calendar year 2005:

	Target	Percentage of plan assets		Weighted average expected
	allocation	at September 30,		long-term rate of return for
	2006	2005	2004	calendar year 2005
Equity securities	60%	63%	62%	9.9%
Debt securities	40%	37%	38%	6.6%

Total	100%	100%	100%	8.5%

The following table provides the benefit payments made during 2005 and 2004 and estimated future benefit payments (in millions):

Benefit payments:
2004	$15.9
2005	17.8

Estimated future payments:
2006	$11.1
2007	11.2
2008	11.4
2009	12.0
2010	13.0
Years 2011 – 2015	80.1
Supplemental executive retirement plan —
Under our Supplemental Executive Retirement Plan (SERP), which was adopted by the Board of Directors effective August 1, 2003, we will pay retirement benefits to certain of our executives. Participants in the SERP are selected by the Management Development/Compensation Committee of the Board of Directors. There were ten participants in the plan at December 31, 2005 and 2004. Qualifications to receive retirement payments under the SERP are specified in each participant’s employment agreement or in a schedule attached to the plan document. Depending on the terms of the specific agreement, upon bona fide retirement from Allied (a) the sum of the executive’s age and years of service with the Company must be equal to at least 63 to 65; (b) the executive must have completed at least 5 to 20 years of service with the Company; and (c) the executive must be at least age 55 to 58 years old. An executive who meets these and certain other requirements of his or her agreement will be entitled to maximum retirement payments for each year during the ten years following retirement in an amount equal to 60% of the executive’s average base salary during the three consecutive full calendar years of employment immediately preceding the date of retirement.
The net periodic benefit cost for the SERP, recorded in selling, general and administrative expenses was $2.2 million, $3.2 million and $0.5 million in 2005, 2004 and 2003, respectively. The benefit cost in 2005 includes amortization of prior service costs of $1.5 million and a curtailment gain of $0.8 million related to participants leaving the plan in June 2005. The benefit cost in 2004 includes amortization of prior service costs of $2.1 million and a curtailment gain of $0.6 million related to one executive leaving the plan during the year. The projected benefit obligation at December 31,

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2005 and 2004 was $11.3 million and $15.6 million, respectively. The accumulated benefit obligation at December 31, 2005 and 2004 was $8.8 million and $12.1 million, respectively. The primary difference between the projected benefit obligation and the accumulated benefit obligation is that the projected benefit obligation includes assumptions about future compensation levels and the accumulated benefit obligation does not. During 2005, additions of participants to the SERP increased the obligation by $1.0 million. The SERP is not funded. At December 31, 2005 and 2004, we have an accrued liability for the SERP in the amount of $5.6 million and $3.7 million, respectively, and a minimum liability and intangible asset in the amount of $3.5 million and $8.6 million, respectively, recorded on our consolidated balance sheet.
Actuarial assumptions used in the measurement of the obligation and expense include a discount rate of 5.75% and 6.0% and an average rate of compensation increase of 3.0% for December 31, 2005 and 2004, respectively. Estimated payments under the plan are approximately $0.4 million each in 2006 and 2007 and approximately $0.7 million each in 2008 and 2009. Payments for 2010 through 2015 are anticipated to total approximately $4.6 million.
401(k) plan —
We sponsor the Allied Waste Industries, Inc. 401(k) Plan, a defined contribution plan, which is available to all eligible employees except those represented under certain collective bargaining agreements where benefits have been the subject of good faith bargaining. Eligible employees may contribute up to 25% of their annual compensation on a pre-tax basis. Participants’ contributions are subject to certain restrictions as set forth in the IRC. We match in cash 50% of employee contributions, up to the first 5% of the employee’s compensation, which is deferred. Participants’ contributions vest immediately, and the employer contributions vest in increments of 20% based upon years of service. Our matching contributions totaled $9.9 million, $9.1 million and $9.4 million for fiscal years 2005, 2004 and 2003, respectively.
Long-term incentive plan —
Effective January 1, 2003, the Management Development/Compensation Committee of the Board of Directors granted new long-term performance incentive awards under the Long-Term Incentive Plan (LTIP) to key members of management for the fiscal 2003-2004 and 2003-2005 performance periods. In 2004, incentive goals and awards were established for the 2004-2006 performance period. On February 17, 2005, incentive goals and awards were established for the 2005-2007 performance period. Such awards are intended to provide continuing emphasis on specified performance goals that the Management Development/Compensation Committee considers to be important contributors to long-term stockholder value.
The awards are payable only if we achieve specified performance goals. The performance goals set by the Management Development/Compensation Committee may be based upon the metrics reflecting one or more of the following business measurements: earnings, cash flow, revenues, financial return ratios, debt reduction, risk management, customer satisfaction and total stockholder returns, any of which may be measured either in absolute terms or as compared with another company or companies or with prior periods. Under certain circumstances, the Management Development/Compensation Committee has the discretion to adjust the performance goals that are set for a performance period.
We record an accrual for the award to be paid in the period earned based on anticipated achievement of the performance goals. All awards are forfeited if the participant voluntarily terminates employment or is discharged for “cause” (as defined in the LTIP).
No awards were payable for the fiscal 2003-2004 or 2003-2005 performance periods.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Preferred Stock
At December 31, 2005, we had 10 million shares of preferred stock authorized.
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
Series C mandatory convertible preferred stock —
In April 2003, we issued 6.9 million shares of Series C mandatory convertible preferred stock (Series C preferred stock), par value $0.10 at $50 per share, through a public offering for net proceeds of approximately $333 million. The Series C preferred stock has a dividend rate of 6.25%. The Series C preferred stock is mandatorily convertible on April 1, 2006. On the conversion date, each share of Series C preferred stock will automatically convert into shares of common stock based on the following conversion table:

Applicable Market Value of Common Shares	Conversion Rate
Less than or equal to $8.30	6.02:1
Between $8.30 and $10.13	6.02:1 to 4.94:1
Equal to or greater than $10.13	4.94:1
The Series C preferred stock is convertible into common stock at any time prior to April 1, 2006 at the option of the holder at a conversion rate of 4.94 shares of common stock for one share of Series C preferred stock. Any time prior to April 1, 2006, the Series C preferred stock can be required to be converted at our option if the closing price of our common stock is greater than $15.20 for 20 days within a 30-day consecutive period. If the conversion is required by us, we are required to pay the present value of the remaining dividend payments through April 1, 2006.
Redeemable preferred stock —
In connection with Allied’s acquisition of BFI, our Board of Directors adopted a resolution creating a series of one million shares of preferred stock having a par value of $0.10 per share. These shares were designated as Series A senior convertible preferred stock (Series A preferred stock) and were entitled to vote on, among other things, all matters on which the holders of common stock are entitled to vote. Each share of Series A preferred stock had the number of votes equal to the number of shares of common stock then issuable upon conversion. Shareholders of Series A preferred stock were entitled to cumulative quarterly dividends in an amount equal to the greater of (i) the Series A preferred stock share of common stock dividends paid based on the number of shares of common stock then issuable upon conversion or (ii) the stated rate of 6.5% per annum of the sum of the liquidation preference plus accrued but unpaid dividends for prior quarters. We were

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
restricted from the payment of dividends to the Series A preferred stockholders under our Credit Facility. Beginning July 30, 2004, the stated dividend rate on the Series A preferred stock would increase to 12% per annum for any dividends that were not paid in cash. If dividends were not paid in cash, the liquidation preference of the Series A preferred stock increased by any accrued and unpaid dividends.
The Series A preferred stock had a redemption price of its then liquidation preference per share, together with any accrued and unpaid dividends. Redemption of the Series A preferred stock was at our option in whole, but not in part, at any time on or after July 30, 2004. We had the right to redeem the Series A preferred stock in whole, but not in part, at the redemption price only if the then current market price of our common stock exceeded $27 per share.
The Series A preferred shareholders, who were represented by members of our Board of Directors who were also holders of common stock, had the right to convert each share of Series A preferred stock into the number of shares of common stock obtained by dividing the redemption price plus any accrued and unpaid dividends on the conversion date by the conversion price of $18 per share, subject to customary anti-dilution adjustments. Upon a change in control, we were required to make an offer to purchase for cash all shares of Series A preferred stock at 101% of liquidation preference plus accrued but unpaid dividends.
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
The terms of the exchange were approved by a special committee of disinterested directors of our Board of Directors and were approved by the full Board of Directors. The special committee was advised by an independent financial advisor in connection with this transaction. The completion of this transaction was subject to certain approvals, including approval by our shareholders. We obtained shareholder approval at a special meeting of the shareholders held on December 18, 2003. Under the terms of the exchange agreement, the holders of the Series A preferred stock were restricted from selling the shares of common stock they received for one year from the exchange date.
Due to the change in the original conversion terms, we were required to quantify the accounting effect of the change in conversion terms and reduce net income available to common shareholders by the corresponding amount. Accordingly, we recorded a non-cash conversion charge of $496.6 million, which was reflected as a reduction to net income available to common shareholders, but had no effect on total stockholders’ equity because offsetting amounts were recorded to additional paid-in capital. The non-cash conversion charge was calculated as the market value of the 36.8 million shares of our common stock issued in excess of the shares of common stock that the holders of the Series A preferred stock could have converted into under the original terms of the Series A preferred stock. The market value per common share of $13.50 was based on the closing price of our common stock on the date shareholder approval was obtained.
10. Stockholders’ Equity
We had 525 million shares of common stock authorized at December 31, 2005. The par value of these shares is $0.01.
On March 9, 2005, we issued 12.75 million shares of common stock through a public offering for net proceeds of approximately $95.6 million. On December 18, 2003, we issued 110.5 million shares of common stock in exchange for all of the outstanding Series A preferred stock. On April 9, 2003, we issued approximately 12.0 million shares of common stock through a public offering for net proceeds of approximately $94 million.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the activity and balances related to our common stock, (net of treasury shares of 0.8 million, 0.7 million and 0.6 million in 2005, 2004 and 2003, respectively) for the years ended December 31 (in millions):

	2005	2004	2003
Balance at beginning of year	317.5	320.1	196.2
Common stock issued, net	13.4	(4.1)	122.6
Stock options and warrants exercised	0.3	1.5	1.3

Balance at end of year	331.2	317.5	320.1

11. Stock Plans
Employee stock options —
The Amended and Restated 1991 Incentive Stock Plan (1991 Plan), the Amended and Restated 1993 Incentive Stock Plan (1993 Plan) and the Amended and Restated 1994 Incentive Stock Plan (1994 Plan) (collectively the Plans), provide for the grant of incentive stock options, shares of restricted stock, shares of phantom stock and stock bonuses. The 1991 Plan limits the maximum number of shares that may be granted to not more than 10.5% of the number of fully diluted shares of common stock on the date of grant of an award. The 1991 Plan also limits awards in the form of restricted stock, stock bonuses, performance awards and phantom stock to not more than 25% of the aggregate shares available to be awarded or granted under the plan and limits the maximum number of options granted to any employee under the 1991 Plan to 500,000 per year (except in the case of initial grants). No new equity awards may be granted or awarded under the 1993 Plan. After taking into account previously granted awards, awards covering approximately 24.5 million shares of common stock were available under the Plans at December 31, 2005. Notwithstanding this provision, we have elected not to utilize all of the shares that would otherwise be available for grant under the 1991 Plan as the result of increases in the number of fully-diluted shares after December 31, 2004, and have limited the number of shares available for issuance under the 1991 Plan to 20.9 million shares. The Management Development/Compensation Committee of the Board of Directors generally determines the exercise price, term and other conditions applicable to each option granted. Options granted under the Plans have typically vested over three to five years. All of the options granted under the Plans expire ten years from their grant date.
Non-employee director stock awards —
On February 17, 2005, we amended and restated the 1994 Non-Employee Director Stock Option Plan into the 2005 Non-Employee Director Equity Compensation Plan (the 2005 Director Plan). The 1994 Non-Employee Director Stock Option Plan only provided for stock option grants to non-employee members of the Board of Directors, whereas the 2005 Director Plan also provides for the grant of restricted stock or restricted stock units (RSUs). The 2005 Director Plan permits an initial grant of shares of restricted stock or RSUs with a fair market value of $150,000 (or the equivalent value in the form of stock options) upon the initial election of a non-employee director, and an annual grant of shares of restricted stock or RSUs with a fair market value of $55,000 (or the equivalent value in the form of stock options) to the re-elected non-employee directors. The number of shares is calculated by dividing the dollar amount of the stock award by the fair market value of a common share on the date of grant. The maximum number of shares to be granted under the 2005 Director Plan is 2.75 million common shares. Stock awards generally vest over a period of one to three years. Any portion of the awards that remains unvested as of the date the non-employee director ceases to be a director is forfeited. Awards of RSUs and non-qualified stock options are subject to the same vesting provisions as restricted stock. Additionally, RSUs cannot be sold or transferred until they become fully vested and stock options expire ten years from the grant date.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted-average grant-date fair value of the restricted shares granted under the 2005 Director Plan during 2005 was $7.85. At December 31, 2005, there were no restricted shares vested and we had approximately $0.2 million in deferred compensation related to unvested restricted shares under the 2005 Director Plan.
A summary of the status of our stock option awards, including those under the 2005 Director Plan, at December 31, 2005, 2004 and 2003 and for the years then ended is presented in the table and narrative below (number of options in millions):

	Year Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Options outstanding, beginning of year	16.7	$12.42	20.0	$12.25	19.8	$12.18
Options granted	4.9	8.60	0.8	11.44	3.0	11.40
Options exercised	(0.3)	6.76	(1.5)	7.73	(1.1)	6.78
Options forfeited or expired	(1.5)	12.36	(2.6)	13.55	(1.7)	13.35

Options outstanding, end of year	19.8	11.57	16.7	12.42	20.0	12.25

Options exercisable, end of year	14.2	12.54	13.4	12.76	13.9	12.70

The weighted average fair value of options granted was $4.49, $5.25 and $5.63 for the three years ended December 31, 2005. We account for our stock-based compensation plans under APB 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of our common stock upon the date of grant.
The following tables summarize information about stock options outstanding at December 31, 2005, which are fully vested, partially vested and non-vested (number outstanding, in millions):
Fully Vested:

Options Outstanding and Exercisable
		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price
$6.00 — $9.63	1.6	3 years	$8.62
$10.00 — $13.55	8.9	5 years	$11.80
$15.00 — $26.38	2.3	3 years	$18.73
Partially Vested:

Options Outstanding
		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price
$9.03 — $9.70	0.6	8 years	$9.08
$12.06 — $13.78	1.7	8 years	$12.35

Options Exercisable
		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price
$9.03 — $9.70	0.4	8 years	$9.08
$12.06 — $13.78	1.0	8 years	$12.31
Non-Vested:

Options Outstanding
		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price
$7.68 — $9.09	4.7	10 years	$8.58

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee restricted stock —
Under the terms of the 1991 Plan, the Management Development/Compensation Committee may award restricted stock to certain individuals. Restricted stock is common shares of Allied that cannot be sold or transferred and that remain subject to forfeiture until the award becomes “vested”. The Management Development/Compensation Committee has awarded restricted stock to certain individuals pursuant to a Performance-Accelerated Restricted Stock Agreement (PARSAP) and may make similar awards in the future. Under the terms of the PARSAP, an award becomes partially vested after 4 years (1/7th at year 4 and 1/7th each year thereafter until fully vested at year 10). Generally, if the individual’s employment is terminated prior to vesting, the unvested shares are forfeited.
Vesting also may be accelerated if certain events occur. If an individual’s employment is terminated due to disability or death, any unvested PARSAP shares become fully vested at that time. If the individual’s employment is terminated after December 31, 2004, either by the Company without cause or due to retirement, a portion of unvested shares may become fully vested. The portion is determined with reference to the number of months worked since the date of grant and the total number of months in the original 10-year vesting period. Compensation charges are recorded to the extent acceleration occurs or is estimated to occur. Vesting may continue following a participant’s termination of employment, under certain circumstances, as provided in the participant’s PARSAP agreement.
Any unvested PARSAP shares will become fully vested in the case of a change in control. A PARSAP participant may also be entitled to receive a “gross-up” payment for excise and income taxes under Section 280G of the IRC, under circumstances where a change in control occurs in combination with certain set market prices per share of stock.
During 2000, the Management Development/Compensation Committee approved grants of approximately 7.0 million shares of restricted stock to key members of management under the PARSAP. At December 31, 2005, 2.1 million shares, with a grant-date fair value of $5.88 have been forfeited. At December 31, 2005 we have $5.3 million of deferred compensation related to this plan. At December 31, 2005, 1.7 million of the shares are vested.
The Management Development/Compensation Committee approved grants of approximately 1.1 million and 0.2 million restricted stock units during 2005 and 2004, respectively, to key members of management. These restricted stock units cannot be sold or transferred and are subject to forfeiture until they are fully vested. The restricted stock units vest over a period of three to five years, at the end of which they are automatically converted into shares of Allied’s common stock. The weighted-average grant-date fair value of the restricted stock units granted during 2005 and 2004 was $8.83 and $13.38, respectively. At December 31, 2005, 0.3 million of all the restricted stock units were vested and we had approximately $10.8 million in deferred compensation related to all of these awards.
During 2005, the Company granted 100,000 shares of restricted stock to its Chief Executive Officer. Half of those shares vest at a rate of 10,000 shares on May 27, 2006 and 833 shares per month thereafter, until the 50,000 shares are vested. The other half will vest solely based on achieving certain performance targets. Compensation expense for 2005 related to this grant was $0.2 million. Based upon the December 31, 2005 stock price of the Company’s stock, the estimated compensation expense for the remaining unvested restricted stock grant would be $0.6 million.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Net Income Per Common Share
Net income per common share is calculated by dividing net income, less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in millions, except per share data):

	Year Ended December 31,
	2005	2004	2003
Basic earnings per share computation:
Income from continuing operations	$193.8	$58.0	$111.2
Less: dividends on preferred stock	52.0	21.6	95.6
Less: non-cash conversion of Series A preferred stock	—	—	496.6

Income (loss) from continuing operations available to common shareholders	$141.8	$36.4	$(481.0)

Weighted average common shares outstanding	326.9	315.0	203.8

Basic earnings (loss) per share from continuing operations	$0.43	$0.12	$(2.36)

Diluted earnings per share computation:
Income from continuing operations	$193.8	$58.0	$111.2
Less: dividends on preferred stock	52.0	21.6	95.6
Less: non-cash conversion of Series A preferred stock	—	—	496.6

Income (loss) from continuing operations available to common shareholders	$141.8	$36.4	$(481.0)

Weighted average common shares outstanding	326.9	315.0	203.8
Dilutive effect of stock, stock options, warrants and contingently issuable shares	3.2	4.7	—

Weighted average common and common equivalent shares outstanding	330.1	319.7	203.8

Diluted earnings (loss) per share from continuing operations	$0.43	$0.11	$(2.36)

In calculating earnings per share, we have not assumed conversion of the following securities into common shares since the effects of those conversions would not be dilutive (in millions):

	Year Ended December 31,
	2005	2004	2003
Series A preferred stock	—	—	68.5
Series C preferred stock	38.6	38.2	24.8
Series D preferred stock	54.6	—	—
Stock options	18.1	9.8	11.7
Senior subordinated convertible debentures	11.3	7.8	—
13. Income Taxes
We account for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax basis of assets, other than non-deductible goodwill, and liabilities. The differences are measured using the income tax rate in effect during the year in which the differences are expected to reverse.
We have federal net operating losses of $528.3 million, with an estimated tax effect of $184.9 million, available at December 31, 2005. If unused, material portions of these losses will begin to expire in 2018. Additionally, we have state net operating loss carryforwards available at December 31, 2005 that we expect will generate future tax savings of approximately $140.0 million. The state net operating losses will expire at various times between 2006 and 2025 if not used. We have established a valuation allowance of $116.5 million for the possibility that some of these state carryforwards may not be used. The $9.4 million increase in the valuation allowance in 2005 reflects a $9.7 million increase due to state net operating loss carryforward benefits in 2005 and a $12.1 million increase in the valuation allowance reflecting a reduction in our assessment of utilization due to changes in estimates, partially offset by a $12.4 million decrease in the valuation allowance due

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to expirations of and other adjustments to net operating loss carryforward benefits. In addition to the net operating loss carryforwards, we have federal minimum tax and other credit carryforwards of approximately $14.6 million as of December 31, 2005, which are not subject to expiration.
The balance sheet classification and amount of the tax accounts established relating to acquisitions are based on certain assumptions that could possibly change based on the ultimate outcome of certain tax matters. As these tax accounts were established in purchase accounting, any future changes relating to these amounts will result in balance sheet reclassifications, which may include an adjustment to goodwill. The valuation allowance at December 31, 2005 includes approximately $19.6 million related to the BFI acquisition, the subsequent reduction of which would result in an adjustment to goodwill.
The components of the income tax provision consist of the following (in millions):

	Year Ended December 31,
	2005	2004	2003
Current tax provision	$14.0	$25.3	$18.1
Deferred tax provision	119.9	46.9	70.6
Total	$133.9	$72.2	$88.7

The reconciliation of the federal statutory tax rate to our effective tax rate is as follows:

	Year Ended December 31,
	2005	2004	2003
Federal statutory tax rate	35.0%	35.0%	35.0%
Consolidated state taxes, net of federal benefit	6.7	5.9	5.6
Interest on tax contingency, net of tax benefit	4.0	9.6	3.5
Tax basis in stock of assets held for sale	(7.8)	—	—
Other	3.0	5.0	0.3

Effective tax rate	40.9%	55.5%	44.4%

The components of the net deferred tax asset (liability) are as follows (in millions):

	December 31,
	2005	2004
Deferred tax liability relating primarily to basis differences in landfills, fixed assets, goodwill and other assets	$(722.8)	$(611.3)

Deferred tax assets relating to:
Environmental, capping, closure and post-closure reserves	186.0	199.3
Other reserves	52.7	93.1
Tax effect of capital loss on assets held for sale	34.2	—
Tax effect of ordinary loss on assets held for sale	14.7	—
Net operating loss and minimum tax credit carryforwards	339.5	322.6
Valuation allowance	(116.5)	(107.1)

Total deferred tax asset	510.6	507.9

Net deferred tax liability	$(212.2)	$(103.4)

Deferred income taxes have not been provided as of December 31, 2005 and 2004, on approximately $22.2 million and $28.5 million, respectively, of undistributed earnings of Puerto Rican affiliates, which are considered to be permanently reinvested. A determination of the U.S. income and foreign withholding taxes, if these earnings were remitted as dividends, is not practicable.
We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2003. A federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999 is complete with the exception of the matter discussed below.
Prior to our acquisition of BFI on July 30, 1999, BFI operating companies, as part of a risk management initiative to effectively manage and reduce costs associated with certain liabilities, contributed assets and existing environmental and self-insurance liabilities to six fully consolidated

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We also received a notification from the IRS assessing a penalty of $5.4 million and interest of $12.8 million relating to the asserted $23 million deficiency. In December 2005, the IRS agreed to suspend the collection of this penalty and interest until a decision is rendered on our suit for refund.
The remaining tax years affected by the capital loss issue are currently being audited or reviewed by the IRS. A decision by the United States Court of Federal Claims on the litigation should resolve the issue in these years as well. If we were to win the case, the initial payments would be refunded to us, subject to an appeal. If we were to lose the case, the deficiency associated with the remaining tax years would be due, subject to an appeal. If we were to settle the case, the settlement would likely cover all affected tax years and any resulting deficiency would become due in the ordinary course of the audits. A deficiency payment would adversely impact our cash flow in the period the payment was made.
We continue to believe our position is well supported. If, however, the capital loss deduction is fully disallowed, we estimate it could have a potential federal and state cash tax impact (excluding penalties) of up to $310 million, of which approximately $33 million has been paid, plus accrued interest through December 31, 2005 of approximately $103 million ($62 million net of tax benefit).
Also, if the capital loss deduction is disallowed, the IRS could propose a penalty of up to 40% of the additional income tax due (including the $5.4 million already assessed). Because of several meritorious defenses, we believe the successful assertion of penalties is remote.
The potential tax and interest (but not penalties) impact of a full disallowance has been fully reserved on our consolidated balance sheet. With regard to tax and accrued interest through December 31, 2005, a disallowance would not materially adversely affect our consolidated results of operations. The periodic accrual of additional interest charged through the time at which this matter is resolved will continue to affect our consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Commitments and Contingencies
Litigation —
We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for legal matters and regulatory compliance contingencies when such costs are probable and can be reasonably estimated. During the year ended December 31, 2005, we reduced our selling, general and administrative expenses by $22.1 million as a result of favorable developments related to accruals for legal matters, primarily established at the time of the acquisition of BFI. We believe that costs of settlements or judgments arising from litigation in the normal course of business will not have a material adverse effect on our consolidated liquidity, financial position or results of operations. See Note 13, Income Taxes, for a discussion of our outstanding tax dispute with the IRS.
A consolidated amended class action complaint was filed against us and five of our current and former officers on March 31, 2005 in the U.S. District Court for the District of Arizona, consolidating three lawsuits previously filed on August 9, 2004, August 27, 2004 and September 30, 2004. The amended complaint asserted claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaint alleged that from February 10, 2004 to September 13, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated results for fiscal year 2004. The lawsuit sought an unspecified amount of damages. We filed a motion to dismiss the complaint on May 2, 2005. On December 15, 2005, the U.S. District Court for the District of Arizona granted our motion and dismissed the lawsuit with prejudice. Plaintiffs have appealed the dismissal to the 9th Circuit Court of Appeals. We do not believe the outcome of this matter will have a material adverse effect on our consolidated results of operations.
In the normal course of conducting our landfill operations, we are involved in legal and administrative proceedings relating to the process of obtaining and defending the permits that allow us to operate our landfills.
In September 1999, neighboring parties and the county drainage district filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from an unrelated dispute years ago related to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 2.6 million tons at December 31, 2005. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a judgment issued by a Texas state trial court in the civil lawsuit effectively revoked the expansion permit that was granted by the TCEQ in 2001, which would require us to operate the landfill according to a prior permit granted in 1988. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001 and has not, as yet, ruled on the need for us to post a bond to do so. Operationally, if necessary, we will attempt to obtain bonding that would allow us to continue to operate the landfill as usual during the appeals period. In the administrative expansion proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.
We are vigorously defending the civil litigation judgment in the Texas Court of Appeals and believe that the merits of our position will prevail. If the civil litigation appeal is not successful, the Texas Court of Appeals has a number of possible remedies, some of which could result in the landfill becoming impaired and/or requiring us to incur costs to relocate waste to another landfill. Such

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
remedies could result in charges of up to $68 million to our consolidated statement of operations. It is not known when the Texas Court of Appeals will decide the case.
Royalties —
In connection with certain acquisitions, we have entered into agreements to pay royalties based on waste tonnage disposed at specified landfills. The payments are generally payable quarterly and amounts earned, but not paid, are accrued in the accompanying consolidated balance sheets. Royalties are expensed as tonnage is disposed of in the landfill.
Lease agreements —
We have operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year as of December 31, 2005 are as follows (in millions):

2006	$31.0
2007	27.9
2008	23.8
2009	18.6
2010	15.3
Thereafter	36.5
Rental expense under such operating leases was approximately $33.2 million, $32.0 million and $32.9 million for each of the three years ended December 31, 2005, 2004 and 2003, respectively.
Employment agreements —
On May 27, 2005, we entered into an executive employment agreement with Mr. John Zillmer to serve as Allied’s Chief Executive Officer for a term of two years. Under the employment agreement, Mr. Zillmer received 100,000 shares of restricted stock, half of which will vest at a rate of 10,000 shares on May 27, 2006, and 833 shares per month thereafter, until the 50,000 shares are vested. The other half will vest solely based on achieving certain performance targets. In addition, we granted Mr. Zillmer options to acquire 1,000,000 shares of our stock at an exercise price of $7.68, which vest at a rate of 200,000 shares on May 27, 2006 and the remainder at a rate of 16,667 per month thereafter until all 1,000,000 shares are vested. On January 3, 2006, Mr. Zillmer received 160,000 RSUs and options to acquire 495,000 shares of our stock at an exercise price of $8.90 to vest evenly over a period of five years from January 3, 2006.
On September 19, 2005, we entered into an executive employment agreement with Mr. Edward Evans to serve as the Company’s Executive Vice President of Human Resources and Organizational Development for a term of two years. Under the employment agreement, Mr. Evans received 20,000 RSUs and options to acquire 150,000 shares of our stock at an exercise price of $8.20. The options will vest in four equal installments of 37,500 shares and the RSUs in four equal installments of 5,000 shares at his anniversary date each year, beginning September 19, 2006 through September 19, 2009. In October 2005, we changed Mr. Evans’ title to Executive Vice President and Chief Personnel Officer.
We have entered into employment agreements with Mr. Zillmer and Mr. Evans and with certain of our other executive officers for periods of up to two years. Under these agreements, in some circumstances, including a change in control, as defined in the employment agreements, we may be obligated to pay an amount up to three times the sum of the executive’s base salary and targeted bonus. Also, in the event of a change in control, our executive officers may be entitled to a gross-up of certain excise taxes incurred, provided that the fair market value of our shares is at or greater than a specified price as of the date of the change in control. If an executive officer’s employment is terminated under certain circumstances, the executive may be entitled to continued medical, dental and/or vision coverage, continued vesting in PARSAP awards and restricted stock units, continued vesting and exercisability of the executive’s stock options, and continued coverage under our directors’ and officers’ liability insurance, among other matters. In addition, our executive

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
officers may be entitled to retirement payments equal to up to 60% of their base salary, paid over a period of 10 years under our Supplemental Executive Retirement Plan.
We expect that certain modifications may be required to be made to the employment agreements, as well as to related compensation plans, programs and arrangements, to comply with the provisions of Section 409A of the IRC of 1986, as amended. The IRS has not released final guidance on Section 409A, and it is not certain what modifications will be required. Under proposed regulations released by the IRS in September 2005, however, our company is required to operate its employment and compensation agreements, plans, programs and arrangements in reasonable good faith compliance with Section 409A and the guidance issued thereunder during 2005 and 2006. Under the proposed regulations, we generally will have until December 31, 2006 to amend documents to comply with Section 409A.
See Note 15, Related Party Transactions, for a discussion of our arrangements with certain former executives.
Financial assurances —
We are required to provide financial assurances to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs and/or related to our performance under certain collection, landfill and transfer station contracts. We satisfy the financial assurance requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. Additionally, we are required to provide financial assurances for our insurance program and collateral required for certain performance obligations.
At December 31, 2005, we had the following financial assurance instruments and collateral in place (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance Policies	$642.4	$—	$—	$—	$642.4
Surety Bonds	523.2	485.7	—	—	1,008.9
Trust Deposits	82.0	—	—	—	82.0
Letters of Credit (1)	496.0	46.1	243.2	108.5	893.8

Total	$1,743.6	$531.8	$243.2	$108.5	$2,627.1

(1)	At December 31, 2005 these amounts were issued under the 2005 Revolver and the Institutional Letter of Credit Facility under our 2005 Credit Facility.
These financial instruments are issued in the normal course of business and are not debt of the company. Since we currently have no liability for these financial assurance instruments, they are not reflected in the accompanying consolidated balance sheets. However, we have recorded capping, closure and post-closure liabilities and self-insurance as the liabilities are incurred under GAAP. The underlying obligations of the financial assurance instruments would be valued and recorded in the consolidated balance sheets if it is probable that we would be unable to perform our obligations under the financial assurance contracts. We do not expect this to occur.
Off-balance sheet arrangements —
We have no off-balance sheet debt or similar obligations, other than operating leases and financial assurance instruments discussed above which are not classified as debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third-party debt.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Guarantees —
We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that relate to our activities prior to the divestiture and that may become known in the future. As of December 31, 2005, we estimate the contingent obligations associated with these indemnifications to be insignificant.
We have entered into agreements to guarantee to property owners the value of certain property that is adjacent to certain landfills. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees have been accounted for in accordance with SFAS No. 5, Accounting for Contingencies, in the Consolidated Financial Statements. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FIN 45 and were not significant in 2005 and 2004.
15. Related Party Transactions
Transactions with related parties are entered into only upon approval by a majority of our independent directors and only upon terms comparable to those that would be available from unaffiliated parties. At December 31, 2005 and 2004, respectively, employee loans of $0.3 million and $0.5 million were outstanding to current or former employees.
Effective October 4, 2004, we entered into an employment agreement with Charles H. Cotros, in his capacity as Chief Executive Officer, for a term of not less than one year and not more than two years. As a result of Mr. Zillmer’s employment as Chief Executive Officer and his election as the Chairman of the Board of Directors, the Company and Mr. Cotros agreed to terminate Mr. Cotros’ employment contract as interim Chief Executive Officer by mutual consent. Pursuant to the terms of that contract, Mr. Cotros now holds vested options to acquire 240,000 shares of our stock at an exercise price of $9.06 per share. Mr. Cotros continues to serve on our Board of Directors.
In October 2004, our then Chairman and Chief Executive Officer resigned and our employment contract with him was terminated. As a result of the termination of the contract, he was entitled to certain benefits to be paid out primarily over the next three years. These benefits consist of a continuation of salary and bonus over the next three years and the vesting of already granted restricted stock and PARSAP shares, as well as a continuation of medical benefits for five years. The Company recorded an expense of approximately $15 million related to these benefits in the fourth quarter of 2004.
In December 2004, our then Executive Vice President and Vice Chairman retired and our employment contract with him was terminated. As a result, we incurred an expense of approximately $0.5 million in 2004 primarily relating to the vesting of already granted restricted stock. In addition, he is expected to receive approximately $3.5 million in total installment payments over the next ten years under the SERP (See Note 8).
In December 2004, we reduced the balance of a non-recourse note receivable due from the executive who was our Chairman and Chief Executive Officer from 1990 to 1996 using proceeds from pledged options in our stock. The remaining balance in the amount of $1.5 million was written off.
See Note 14, Commitments and Contingencies — Employment Agreements, for a discussion of our arrangements with current executive officers.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We manage our operations through five geographic operating segments: Midwest, Northeast, Southeast, Southwest and West. Each region is responsible for managing several vertically integrated operations, which are comprised of districts. Results by segment have been restated for previous periods to reflect a change in organizational structure that was effective October 1, 2005 (see Note 1). The tables below reflect certain information relating to our continuing operations of our geographic operating segments for the years ended December 31, 2005, 2004 and 2003 (in millions):

		Operating Income
		Before
		Depreciation	Depreciation and	Capital	Total
	Revenues	and Amortization (1)	Amortization	Expenditures	Assets
2005:
Midwest	$1,201.5	$347.1	$131.6	$152.5	$3,379.8
Northeast	1,275.2	318.0	116.2	117.3	2,644.2
Southeast	997.1	278.1	97.8	97.5	2,361.4
Southwest	860.3	243.3	93.1	135.0	2,110.2
West	1,344.6	432.2	107.5	152.8	2,598.1

Total reportable segments	5,678.7		546.2	655.1	13,093.7
Other (2)	56.1		8.2	40.8	531.9

Total per financial statements	$5,734.8		$554.4	$695.9	$13,625.6

2004:
Midwest	$1,167.8	$367.6	$146.0	$144.0	$3,356.8
Northeast	1,275.9	320.3	118.9	101.8	2,644.7
Southeast	953.4	295.2	103.3	81.9	2,336.2
Southwest	803.3	240.7	70.9	92.5	2,038.8
West	1,273.0	419.5	104.7	151.5	2,529.9

Total reportable segments	5,473.4		543.8	571.7	12,906.4
Other (2)	40.6		15.5	11.2	587.5

Total per financial statements	$5,514.0		$559.3	$582.9	$13,493.9

2003:
Midwest	$1,147.9	$405.8	$146.7	$120.9	$3,336.5
Northeast	1,249.9	338.2	110.3	94.4	2,634.1
Southeast	947.0	298.3	97.2	76.5	2,340.7
Southwest	791.5	248.1	86.2	81.0	1,993.8
West	1,211.5	415.3	95.7	110.5	2,492.1

Total reportable segments	5,347.8		536.1	483.3	12,797.2
Other (2)	38.5		9.9	8.5	1,063.7

Total per financial statements	$5,386.3		$546.0	$491.8	$13,860.9

(1)	See following table for reconciliation to income from continuing operations before income taxes and minority interest per financial statements.

(2)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a region basis.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reconciliation of reportable segment primary measure of profitability to income from continuing operations before income taxes and minority interest (in millions):

	Year Ended December 31,
	2005	2004	2003
Total operating income before depreciation and amortization for reportable segments	$1,618.7	$1,643.3	$1,705.7
Other (1)	(148.8)	(197.6)	(125.0)
Depreciation and amortization	554.4	559.3	546.0
Interest expense and other	588.0	758.9	832.9

Income from continuing operations before income taxes and minority interest	$327.5	$127.5	$201.8

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on a region basis.
The following table shows our total reported revenues by service line. Intercompany revenues have been eliminated (in millions):

	Year Ended December 31,
	2005	2004	2003
Collection
Residential	$1,189.8	$1,166.1	$1,134.1
Commercial	1,401.1	1,354.0	1,374.7
Roll-off (1)	1,260.3	1,202.1	1,186.5
Recycling	201.4	209.2	202.3

Total Collection	4,052.6	3,931.4	3,897.6

Disposal
Landfill	836.7	782.7	768.8
Transfer	434.5	436.1	400.6

Total Disposal	1,271.2	1,218.8	1,169.4

Recycling — Commodity	225.7	235.4	194.8

Other (2)	185.3	128.4	124.5

Total Revenues	$5,734.8	$5,514.0	$5,386.3

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(2)	Consists primarily of revenue from national accounts where the work has been subcontracted, revenue generated from waste transported via railway and revenue from liquid waste.
The revenues, income before depreciation and amortization, depreciation and amortization, capital expenditures and total assets reported as discontinued operations up to the divestiture date in 2005 by geographic region are as follows (in millions):

		Operating
		Income (Loss)
		Before Depreciation	Depreciation	Capital
	Revenues	and Amortization	and Amortization	Expenditures	Total Assets
2005
Northeast	$—	$0.1	$—	$—	$—
Southeast	—	2.6	—	—	—

Total reportable segments	$—		$—	$—	—

2004:
Northeast	$—	$(0.4)	$—	$—	$—
Southeast	13.4	(1.7)	0.7	—	—

Total reportable segments	$13.4		$0.7	$—	$—

2003:
Northeast	$45.7	$6.6	$3.0	$—	$—
Southeast	200.6	39.0	10.1	8.7	44.3
Southwest	6.4	1.7	0.5	(0.2)	—

Total reportable segments	$252.7		$13.6	$8.5	$44.3

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Selected Quarterly Financial Data (unaudited)
The following tables summarize the unaudited consolidated quarterly results of operations as reported for 2005 and 2004 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005

Revenues (1)	$1,341.3	$1,448.6	$1,476.9	$1,468.0
Income from continuing operations (2)	24.7	53.0	49.2	66.9
Net income available to common shareholders (2)	17.0	39.3	43.6	51.9

Basic earnings per common share available to common shareholders:
Income from continuing operations	0.05	0.12	0.10	0.16
Net income	0.05	0.12	0.13	0.16

Diluted earnings per common share available to common shareholders:
Income from continuing operations	0.05	0.12	0.10	0.15
Net income	0.05	0.12	0.13	0.15

2004

Revenues(1)	$1,309.1	$1,401.1	$1,417.2	$1,386.6
Income (loss) from continuing operations (2)	5.0	(9.4)	45.5	16.9
Net income (loss) available to common shareholders (2)	(2.4)	(20.6)	38.7	12.0

Basic earnings per common share available to common shareholders:
Income (loss) from continuing operations	(0.00)	(0.05)	0.13	0.04
Net income (loss)	(0.01)	(0.07)	0.12	0.04

Diluted earnings per common share available to common shareholders:
Income (loss) from continuing operations	(0.00)	(0.05)	0.13	0.04
Net income (loss)	(0.01)	(0.07)	0.12	0.04

(1)	Historically, we have reported certain taxes imposed on landfill and transfer volumes as a reduction of revenue and we reported administrative fees billed to customers as an offset to our administrative costs. Effective April 2005, we began recording all taxes that create direct obligations for us as operating expenses and recording administrative fees billed to our customers as revenue. We opted to conform the first quarter of 2005 and the prior years’ presentation of our revenues and expenses with the current year’s presentation by increasing revenue, cost of operations and selling, general and administrative expenses. We increased revenue by $36.0 million, $34.3 million, $38.8 million, $39.5 million and $39.4 million in the first quarter of 2005 and the first, second, third and fourth quarters of 2004, respectively. These adjustments had no impact on our consolidated income from continuing operations, net income or earnings per share.

(2)	The fourth quarter of 2004 included $18 million ($11 million after tax) of realignment and executive departure costs and a $10 million ($6 million after tax) reduction in employee health claims expense. The first quarter of 2005 included $25.5 million of income tax benefit related to a divestiture pending at December 31, 2005 that was completed in February 2006. The fourth quarter of 2005 included $12.6 million of income tax benefit primarily driven by state income taxes which reduced the fourth quarter expense and relate to the current year and 2004 provision to return adjustments.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Condensed Consolidating Financial Statements
The 8.50% senior notes due 2008, the 8.88% senior notes due 2008, the 6.50% senior notes due 2010, the 5.75% senior notes due 2011, the 6.38% senior notes due 2011, the 9.25% senior notes due 2012, the 7.88% senior notes due 2013, the 6.13% senior notes due 2014, the 7.25% senior notes due 2015 and the 7.38% senior unsecured notes due 2014 issued by Allied NA, our wholly-owned subsidiary, certain other debt issued by BFI and the 2005 Credit Facility are guaranteed by us. The 6.38% senior notes due 2008, the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by BFI are guaranteed by Allied NA and Allied. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are Condensed Consolidating Balance Sheets as of December 31, 2005 and 2004 and the related Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2005, 2004 and 2003 of Allied Waste Industries, Inc. (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries that are not guarantors (Non-Guarantors).
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	December 31, 2005
	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$—	$—	$53.1	$3.0	$—	$56.1
Accounts receivable, net	—	—	302.6	387.9	—	690.5
Prepaid and other current assets	—	0.1	52.2	67.4	(39.2)	80.5
Deferred income taxes, net	—	—	87.4	5.9	—	93.3

Total current assets	—	0.1	495.3	464.2	(39.2)	920.4
Property and equipment, net	—	1.4	4,244.8	27.3	—	4,273.5
Goodwill	—	—	8,111.8	72.4	—	8,184.2
Investment in subsidiaries	2,242.9	14,469.2	396.5	—	(17,108.6)	—
Other assets, net	5.8	89.0	9.5	1,202.0	(1,058.8)	247.5

Total assets	$2,248.7	$14,559.7	$13,257.9	$1,765.9	$(18,206.6)	$13,625.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$—	$8.5	$230.0	$—	$238.5
Accounts payable	—	0.1	559.3	5.4	—	564.8
Accrued closure, post-closure and environmental costs	—	—	20.7	75.1	—	95.8
Accrued interest	2.1	93.6	58.8	1.2	(39.2)	116.5
Other accrued liabilities	90.2	9.3	7.6	223.4	—	330.5
Unearned revenue	—	—	222.9	6.5	—	229.4

Total current liabilities	92.3	103.0	877.8	541.6	(39.2)	1,575.5
Long-term debt, less current portion	230.0	5,779.8	843.4	—	—	6,853.2
Deferred income taxes	—	—	315.5	(10.0)	—	305.5
Accrued closure, post-closure and environmental costs	—	—	348.1	448.7	—	796.8
Due to/(from) parent	(1,531.6)	6,457.5	(4,893.6)	(32.3)	—	—
Other long-term obligations	18.6	—	1,624.1	72.3	(1,059.8)	655.2
Stockholders’ equity	3,439.4	2,219.4	14,142.6	745.6	(17,107.6)	3,439.4

Total liabilities and stockholders’ equity	$2,248.7	$14,559.7	$13,257.9	$1,765.9	$(18,206.6)	$13,625.6

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	December 31, 2004
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$—	$(0.3)	$66.7	$1.6	$—	$68.0
Accounts receivable, net	—	—	296.5	371.9	—	668.4
Prepaid and other current assets	—	0.2	50.7	68.6	(37.6)	81.9
Deferred income taxes, net	—	—	98.4	5.9	—	104.3

Total current assets	—	(0.1)	512.3	448.0	(37.6)	922.6
Property and equipment, net	—	—	4,106.0	23.9	—	4,129.9
Goodwill	—	—	8,129.6	72.4	—	8,202.0
Investment in subsidiaries	2,631.1	14,079.8	380.2	—	(17,091.1)	—
Other assets, net	6.0	95.5	43.5	1,182.2	(1,087.8)	239.4

Total assets	$2,637.1	$14,175.2	$13,171.6	$1,726.5	$(18,216.5)	$13,493.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$20.0	$97.9	$209.9	$—	$327.8
Accounts payable	—	0.1	576.2	6.5	—	582.8
Accrued closure, post-closure and environmental costs	—	—	19.9	75.1	—	95.0
Accrued interest	2.1	117.3	58.0	0.5	(37.6)	140.3
Other accrued liabilities	54.4	58.5	72.0	205.2	—	390.1
Unearned revenue	—	—	216.7	4.0	—	220.7

Total current liabilities	56.5	195.9	1,040.7	501.2	(37.6)	1,756.7
Long-term debt, less current portion	230.0	6,357.8	841.4	—	—	7,429.2
Deferred income taxes	—	—	217.8	(10.1)	—	207.7
Accrued closure, post-closure and environmental costs	—	—	374.3	464.7	—	839.0
Due to/(from) parent	(271.7)	5,017.0	(4,763.3)	18.0	—	—
Other long-term obligations	17.4	1.8	1,658.4	69.8	(1,091.0)	656.4
Stockholders’ equity	2,604.9	2,602.7	13,802.3	682.9	(17,087.9)	2,604.9

Total liabilities and stockholders’ equity	$2,637.1	$14,175.2	$13,171.6	$1,726.5	$(18,216.5)	$13,493.9

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$5,518.8	$216.0	$—	$5,734.8
Cost of operations	—	(0.2)	3,540.3	205.6	—	3,745.7
Selling, general and administrative expenses	22.1	—	483.6	13.5	—	519.2
Depreciation and amortization	—	0.7	546.7	7.0	—	554.4

Operating (loss) income	(22.1)	(0.5)	948.2	(10.1)	—	915.5
Equity in earnings of subsidiaries	(148.0)	(540.4)	(25.6)	—	714.0	—
Interest expense (income) and other	10.9	495.5	87.7	(6.1)	—	588.0
Intercompany interest expense (income)	(122.1)	111.7	87.1	(76.7)	—	—
Management fees	(5.0)	—	3.5	1.5	—	—

Income (loss) before income taxes	242.1	(67.3)	795.5	71.2	(714.0)	327.5
Income tax expense (benefit)	38.3	(243.1)	310.4	28.3	—	133.9
Minority interest	—	—	—	(0.2)	—	(0.2)

Net income from continuing operations	203.8	175.8	485.1	43.1	(714.0)	193.8
Discontinued operations, net of tax	—	—	10.8	—	—	10.8
Cumulative effect of accounting change, net of tax	—	—	(0.8)	—	—	(0.8)

Net income	203.8	175.8	495.1	43.1	(714.0)	203.8
Dividends on preferred stock	(52.0)	—	—	—	—	(52.0)

Net income available to common shareholders	$151.8	$175.8	$495.1	$43.1	$(714.0)	$151.8

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31, 2004
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$5,292.5	$221.5	$—	$5,514.0
Cost of operations	—	(0.3)	3,333.8	181.1	—	3,514.6
Selling, general and administrative expenses	42.5	—	468.1	43.1	—	553.7
Depreciation and amortization	—	—	551.1	8.2	—	559.3

Operating (loss) income	(42.5)	0.3	939.5	(10.9)	—	886.4
Equity in earnings of subsidiaries	(28.7)	(485.6)	(28.3)	—	542.6	—
Interest expense (income) and other	7.8	669.2	87.9	(6.0)	—	758.9
Intercompany interest expense (income)	(84.9)	54.1	108.5	(77.7)	—	—
Management fees	(5.0)	—	3.6	1.4	—	—

Income (loss) before income taxes	68.3	(237.4)	767.8	71.4	(542.6)	127.5
Income tax expense (benefit)	19.0	(291.9)	315.6	29.5	—	72.2
Minority interest	—	—	—	(2.7)	—	(2.7)

Net income from continuing operations	49.3	54.5	452.2	44.6	(542.6)	58.0
Discontinued operations, net of tax	—	—	(8.7)	—	—	(8.7)

Net income	49.3	54.5	443.5	44.6	(542.6)	49.3
Dividends on preferred stock	(21.6)	—	—	—	—	(21.6)

Net income available to common shareholders	$27.7	$54.5	$443.5	$44.6	$(542.6)	$27.7

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31, 2003
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$5,175.6	$210.7	$—	$5,386.3
Cost of operations	—	(0.1)	3,140.4	185.2	—	3,325.5
Selling, general and administrative expenses	16.5	—	449.2	14.4	—	480.1
Depreciation and amortization	—	—	541.4	4.6	—	546.0

Operating (loss) income	(16.5)	0.1	1,044.6	6.5	—	1,034.7
Equity in earnings of subsidiaries	(95.0)	(563.0)	(62.7)	—	720.7	—
Interest expense (income) and other	1.2	757.0	81.8	(7.1)	—	832.9
Intercompany interest expense (income)	(69.7)	22.9	126.1	(79.3)	—	—
Management fees	(5.0)	—	4.0	1.0	—	—

Income (loss) before income taxes	152.0	(216.8)	895.4	91.9	(720.7)	201.8
Income tax expense (benefit)	23.3	(311.9)	341.0	36.3	—	88.7
Minority interest	—	—	1.2	0.7	—	1.9

Net income from continuing operations	128.7	95.1	553.2	54.9	(720.7)	111.2
Discontinued operations, net of tax	—	—	(11.5)	—	—	(11.5)
Cumulative effect of accounting change, net of tax	29.0	29.0	(6.3)	35.3	(58.0)	29.0

Net income	157.7	124.1	535.4	90.2	(778.7)	128.7
Dividends on preferred stock	(95.6)	—	—	—	—	(95.6)
Non-cash conversion of Series A preferred stock	(496.6)	—	—	—	—	(496.6)
Changes in redemption value of Class B common stock	—	—	—	(0.6)	0.6	—

Net income (loss) available to common shareholders	$(434.5)	$124.1	$535.4	$89.6	$(778.1)	$(463.5)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities from continuing operations	$(97.5)	$(1,086.5)	$1,851.1	$45.5	$—	$712.6

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	0.9	—	—	0.9
Proceeds from sale of fixed assets	—	—	20.3	—	—	20.3
Capital expenditures, excluding acquisitions	—	—	(689.7)	(6.2)	—	(695.9)
Capitalized interest	—	—	(14.5)	—	—	(14.5)
Change in deferred acquisition costs, notes receivable and other	—	—	6.2	—	—	6.2

Cash used for investing activities from continuing operations	—	—	(676.8)	(6.2)	—	(683.0)

Financing activities —
Net proceeds from sale of Series D preferred stock	580.8	—	—	—	—	580.8
Proceeds from long-term debt, net of issuance costs	—	2,965.1	—	78.4	—	3,043.5
Payments of long-term debt	—	(3,583.9)	(98.1)	(58.2)	—	(3,740.2)
Payments of preferred stock dividends	(48.9)	—	—	—	—	(48.9)
Net change in disbursement account	—	—	21.9	—	—	21.9
Net proceeds from sale of common stock, exercise of stock options and other	97.4	—	—	—	—	97.4
Intercompany between issuer and subsidiaries	(531.8)	1,705.6	(1,115.7)	(58.1)	—	—

Cash provided by (used for) financing activities from continuing operations	97.5	1,086.8	(1,191.9)	(37.9)	—	(45.5)

Cash provided by discontinued operations	—	—	4.0	—	—	4.0

Increase (decrease) in cash and cash equivalents	—	0.3	(13.6)	1.4	—	(11.9)
Cash and cash equivalents, beginning of year	—	(0.3)	66.7	1.6	—	68.0

Cash and cash equivalents, end of year	$—	$—	$53.1	$3.0	$—	$56.1

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2004
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities from continuing operations	$(10.0)	$(1,089.6)	$1,714.4	$35.2	$—	$650.0

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	36.2	—	—	36.2
Proceeds from sale of fixed assets	—	—	10.9	0.1	—	11.0
Capital expenditures, excluding acquisitions	—	—	(573.8)	(9.1)	—	(582.9)
Capitalized interest	—	—	(13.0)	—	—	(13.0)
Change in deferred acquisition costs, notes receivable and other	—	—	10.8	—	—	10.8

Cash used for investing activities from continuing operations	—	—	(528.9)	(9.0)	—	(537.9)

Financing activities —
Proceeds from long-term debt, net of issuance costs	236.2	2,694.9	—	151.5	—	3,082.6
Payments of long-term debt	—	(3,514.5)	(6.7)	(87.9)	—	(3,609.1)
Payments of preferred stock dividends	(21.6)	—	—	—	—	(21.6)
Net change in disbursement account	—	—	53.8	—	—	53.8
Net proceeds from exercise of stock options and other, net	5.1	—	—	—	—	5.1
Intercompany between issuer and subsidiaries	(209.8)	1,905.7	(1,605.3)	(90.6)	—	—

Cash provided by (used for) financing activities from continuing operations	9.9	1,086.1	(1,558.2)	(27.0)	—	(489.2)

Cash provided by discontinued operations	—	—	0.4	—	—	0.4

Decrease in cash and cash equivalents	(0.1)	(3.5)	(372.3)	(0.8)	—	(376.7)
Cash and cash equivalents, beginning of year	0.1	3.2	439.0	2.4	—	444.7

Cash and cash equivalents, end of year	$—	$(0.3)	$66.7	$1.6	$—	$68.0

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2003
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities from continuing operations	$(98.5)	$(575.1)	$1,350.8	$106.7	$—	$783.9

Investing activities —
Proceed from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	250.0	—	—	250.0
Proceeds from sale of fixed assets	—	—	17.5	—	—	17.5
Capital expenditures, excluding acquisitions	—	—	(483.7)	(8.1)	—	(491.8)
Capitalized interest	—	—	(15.7)	—	—	(15.7)
Change in deferred acquisitions costs, notes receivable and other	—	—	(8.4)	—	—	(8.4)

Cash used for investing activities from continuing operations	—	—	(240.3)	(8.1)	—	(248.4)

Financing activities —
Net proceeds from sale of Series C preferred stock	333.1	—	—	—	—	333.1
Proceeds from long-term debt, net of issuance costs	—	2,870.9	—	166.2	—	3,037.1
Payments of long-term debt	—	(3,570.7)	(164.0)	(19.9)	—	(3,754.6)
Payments of preferred stock dividends	(10.2)	—	—	—	—	(10.2)
Net change in disbursement account	—	—	10.5	—	—	10.5
Net proceeds from sale of common stock, exercise of stock options and other	98.4	—	—	—	—	98.4
Intercompany between issuer and subsidiary	(322.8)	1,272.7	(704.9)	(245.0)	—	—

Cash provided by (used for) financing activities from continuing operations	98.5	572.9	(858.4)	(98.7)	—	(285.7)

Cash provided by discontinued operations	—	—	15.5	—	—	15.5

(Decrease) increase in cash and cash equivalents	—	(2.2)	267.6	(0.1)	—	265.3
Cash and cash equivalents, beginning of year	0.1	5.4	171.4	2.5	—	179.4

Cash and cash equivalents, end of year	$0.1	$3.2	$439.0	$2.4	$—	$444.7

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the SEC rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective at December 31, 2005.
Management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. PricewaterhouseCoopers LLP has issued an attestation report on our controls over financial reporting. The report is included in Item 8 of this Form 10-K.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors and Executive Officers of the Registrant
Information required by this item is incorporated by reference to the material appearing under the heading “Election of Directors” and “Executive Officers” in the Proxy Statement for the 2006 Annual Meeting of Stockholders.
Item 11. Executive Compensation
Information required by this item is incorporated by reference to the material appearing under the heading “Executive Compensation” in the Proxy Statement for the 2006 Annual Meeting of Stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference to the material appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the 2006 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions
Information required by this item is incorporated by reference to the material appearing under the heading “Certain Relationships and Related Transactions” in the Proxy Statement for the 2006 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
Information required by this item is incorporated by reference to the material appearing under the heading “Principal Accountant Fees and Services” in the Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedule
(a) List of documents filed as part of this report:
1. Financial Statements
     Our consolidated financial statements are set forth under Item 8 of this report on Form10-K.
2. Financial Statement Schedule -
Schedule II — Valuation and Qualifying Accounts (in millions):

	Balance	Charges			Balance
	at	to	Other	Write-offs/	at
	12/31/02	Expense	Charges(1)	Payments	12/31/03
Receivable realization allowance	$22.3	$23.6	$0.1	$(23.6)	$22.4
Acquisition related severance and termination costs	2.0	—	—	(1.4)	0.6
Acquisition related restructuring costs	3.3	—	0.3	(1.3)	2.3

	Balance	Charges			Balance
	at	to	Other	Write-offs/	at
	12/31/03	Expense	Charges(1)	Payments	12/31/04
Receivable realization allowance	$22.4	$20.0	$(0.3)	$(25.1)	$17.0
Acquisition related severance and termination costs	0.6	—	—	(0.4)	0.2
Acquisition related restructuring costs	2.3	—	(0.1)	(0.7)	1.5

	Balance	Charges			Balance
	at	to	Other	Write-offs/	at
	12/31/04	Expense	Charges(1)	Payments	12/31/05
Receivable realization allowance	$17.0	$18.8	$(0.2)	$(17.8)	$17.8
Acquisition related severance and termination costs	0.2	0.2	0.5	(0.1)	0.8
Acquisition related restructuring costs	1.5	—	(0.1)	(0.5)	0.9

(1)	Amounts primarily relate to acquired and divested companies.
Valuation and qualifying accounts not included above have been shown in Notes 1, 7 and 13 of our Consolidated Financial Statements included in Part II Item 8 of this Form 10-K.

BROWNING-FERRIS INDUSTRIES, LLC
Financial Statements of Browning-Ferris Industries, LLC-
Following are the stand-alone financial statements for our wholly-owned subsidiary, Browning-Ferris Industries, LLC (BFI). We are required to provide these financial statements under the Securities and Exchange Commission’s (SEC) Rule 3-16 of Regulation S-X. The membership interest of substantially all of BFI, along with certain of our other wholly-owned subsidiaries, collateralizes certain of our outstanding debt obligations. In Note 4 of our Consolidated Financial Statements, included under Item 8 of this Form 10-K, we have provided information on both BFI and the other Allied subsidiaries that serve as collateral, both on an individual and combined basis. As of December 31, 2005, the book value of the assets of the combined entities whose stock serves as collateral was approximately $8.7 billion, of which $4.7 billion was BFI and the remaining amount was other Allied subsidiaries.
Restatement of Prior Years -
The BFI financial statements for the years ended December 31, 2004 and 2003 have been restated to correct an error (as further described below) in interest expense in BFI’s consolidated financial statements that resulted from a clerical error.
Because the clerical error related solely to the allocation of consolidated interest expense to BFI in the preparation of BFI’s financial statements, the consolidated financial statements of Allied Waste Industries, Inc. are unaffected and are not being restated.
In preparing BFI’s financial statements in prior years, interest expense on debt reported in BFI’s financial statements was prepared from detailed analyses of interest by debt instrument. These analyses were misapplied, which resulted in an error that was not detected due to a control deficiency in the review and approval of the interest expense allocation. BFI’s interest expense was overstated by $49.9 million and $21.1 million for the years ended December 31, 2004 and 2003, respectively, and BFI’s net loss was overstated by $29.9 million and $12.7 million for the years ended December 31, 2004 and 2003, respectively (see Note 1 to BFI’s consolidated financial statements for further discussion of the restatement). The control deficiency also resulted in an adjustment to BFI’s financial information for the first and second quarters of 2004. BFI plans to strengthen its controls by implementing an effective review and approval control, including requiring reconciliation of interest expense reported for BFI to the consolidated total reported by Allied, which was accurate.
Also, as described in Note 1 to BFI’s consolidated financial statements, effective April 2005, Allied began presenting landfill and transfer taxes as operating expenses instead of a reduction of revenues and all administrative fees billed to customers as revenues instead of a reduction of administrative expenses. The impact on prior period financial statements was not material but we opted to conform the prior periods to the current presentation.

BROWNING-FERRIS INDUSTRIES, LLC

BROWNING-FERRIS INDUSTRIES, LLC
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Allied Waste Industries, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Browning-Ferris Industries, LLC and its subsidiaries (the Company), a single member limited liability company wholly-owned by Allied Waste Industries, Inc., at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, in 2005 the Company changed its method of accounting for conditional asset retirement obligations associated with the retirement of long-lived assets and, as discussed in Note 7 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for all other asset retirement obligations.
As discussed in Note 1 to the consolidated financial statements, the Company has restated its consolidated financial statements for the years ended December 31, 2004 and 2003.
/s/ PRICEWATERHOUSECOOPERS LLP
Phoenix, Arizona
February 28, 2006

BROWNING-FERRIS INDUSTRIES, LLC
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2005	2004
		(Restated)
ASSETS
Current Assets —
Cash and cash equivalents	$12.1	$5.4
Accounts receivable, net of allowance of $4.2 and $4.1	170.5	143.1
Prepaid and other current assets	18.8	23.3

Total current assets	201.4	171.8
Property and equipment, net	1,000.9	937.9
Goodwill	3,391.0	3,439.4
Other assets, net	117.0	118.2
Due from parent	18.0	949.4

Total assets	$4,728.3	$5,616.7

LIABILITIES AND MEMBER’S/STOCKHOLDER’S DEFICIT
Current Liabilities —
Current portion of long-term debt	$4.4	$100.7
Accounts payable	131.1	136.3
Current portion of accrued capping, closure, post-closure and environmental costs	66.4	62.9
Accrued interest	79.2	96.5
Other accrued liabilities	106.4	106.5
Unearned revenue	62.4	59.4

Total current liabilities	449.9	562.3
Long-term debt, less current portion	5,357.8	5,934.0
Accrued capping, closure, post-closure and environmental costs, less current portion	510.6	544.1
Other long-term obligations	161.8	203.4
Commitments and contingencies
Member’s/Stockholder’s Deficit —
Member’s interest	—
Common stock		—
Accumulated other comprehensive loss	(70.3)	(69.4)
Retained deficit	(1,681.5)	(1,557.7)

Total member’s/stockholder’s deficit	(1,751.8)	(1,627.1)

Total liabilities and member’s/stockholder’s deficit	$4,728.3	$5,616.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BROWNING-FERRIS INDUSTRIES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Revenues	$1,655.9	$1,583.1	$1,611.6
Cost of operations (exclusive of depreciation and amortization shown below)	1,094.2	1,037.7	1,041.9
Selling, general and administrative expenses	126.5	148.0	145.6
Depreciation and amortization	132.6	148.3	131.1

Operating income	302.6	249.1	293.0
Interest expense and other	472.2	612.8	705.4

Loss before income taxes	(169.6)	(363.7)	(412.4)
Income tax benefit	(53.6)	(127.5)	(153.0)
Minority interest	(0.9)	(3.4)	1.2

Loss from continuing operations	(115.1)	(232.8)	(260.6)
Income (loss) from discontinued operations, net of tax	6.5	(9.4)	(28.2)
Cumulative effect of change in accounting principle, net of tax	(0.5)	—	44.8

Net loss	$(109.1)	$(242.2)	$(244.0)

Pro forma amounts, assuming the 2003 change in accounting principle is applied retroactively excluding the cumulative effect of change in accounting principle in the year of adoption:
Net loss			$(288.8)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BROWNING-FERRIS INDUSTRIES, LLC
CONSOLIDATED STATEMENTS OF MEMBER’S/STOCKHOLDER’S DEFICIT
(in millions)

			Accumulated		Total
			Other		Member
	Member	Common	Comprehensive	Retained	Stockholder’s
	Interest	Stock	Loss	Deficit	Deficit
Balance as of December 31, 2002		$—	$(131.2)	$(1,041.3)	$(1,172.5)
Net loss (Restated)		—	—	(244.0)	(244.0)
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives		—	18.8	—	18.8
Net loss on hedging derivatives reclassified to earnings		—	13.9	—	13.9
Minimum pension liability adjustment		—	4.0	—	4.0

Balance as of December 31, 2003 (Restated)		—	(94.5)	(1,285.3)	(1,379.8)

Net loss (Restated)		—	—	(242.2)	(242.2)
Dividend to parent		—	—	(30.2)	(30.2)
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives		—	18.2	—	18.2
Net loss on hedging derivatives reclassified to earnings		—	4.3	—	4.3
Minimum pension liability adjustment		—	2.6	—	2.6

Balance as of December 31, 2004 (Restated)	$—	$—	(69.4)	(1,557.7)	(1,627.1)

Net loss	—		—	(109.1)	(109.1)
Dividend to parent	—		—	(14.7)	(14.7)
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	—		1.3	—	1.3
Minimum pension liability adjustment	—		(2.2)	—	(2.2)

Balance as of December 31, 2005	$—		$(70.3)	$(1,681.5)	$(1,751.8)

Comprehensive Loss —

	Year Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Net loss	$(109.1)	$(242.2)	$(244.0)
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	1.3	18.2	18.8
Net loss on hedging derivatives reclassified to earnings	—	4.3	13.9
Minimum pension liability adjustment	(2.2)	2.6	4.0

	$(110.0)	$(217.1)	$(207.3)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BROWNING-FERRIS INDUSTRIES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Operating activities —
Net loss	$(109.1)	$(242.2)	$(244.0)
Discontinued operations, net of tax	(6.5)	9.4	28.2
Adjustments to reconcile net loss to cash used for operating activities from continuing operations—
Provisions for:
Depreciation and amortization	132.6	148.3	131.1
Doubtful accounts	3.8	2.1	6.1
Accretion of debt and amortization of debt issuance costs	19.3	21.7	25.9
Gain on sale of fixed assets	(0.7)	(1.6)	(2.1)
Non-cash reduction in acquisition accruals	(25.2)	(12.2)	(11.2)
Loss on sale of trade receivables	5.0	13.4	9.3
Non-cash gain on non-hedge accounting interest rate swap contracts	—	(16.2)	(48.0)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	—	6.7	23.1
Write-off of deferred debt issuance costs	11.9	15.3	61.0
Cumulative effect of change in accounting principle, net of tax	0.5	—	(44.8)
Change in operating assets and liabilities, excluding the effects of purchase acquisitions—
Accounts receivable, prepaid expenses and other assets	(23.3)	(22.0)	53.7
Accounts payable, accrued liabilities, unearned income and other	(52.7)	(22.9)	(47.7)
Capping, closure and post-closure provision and accretion	30.3	29.4	28.0
Capping, closure, post-closure and environmental expenditures	(58.3)	(63.3)	(49.2)

Cash used for operating activities from continuing operations	(72.4)	(134.1)	(80.6)

Investing activities —
Cost of acquisitions, net of cash acquired	(0.7)	(0.2)	—
Proceeds from divestitures, net of cash divested	2.9	55.7	132.0
Proceeds from sale of fixed assets	2.5	3.9	6.4
Capital expenditures, excluding acquisitions	(203.3)	(180.5)	(144.2)
Capitalized interest	(4.9)	(4.0)	(6.3)
Change in deferred acquisition costs, notes receivable and other	2.5	2.2	(0.9)

Cash used for investing activities from continuing operations	(201.0)	(122.9)	(13.0)

Financing activities —
Proceeds from long-term debt, net of issuance costs	2,083.7	2,122.2	2,870.2
Payments of long-term debt	(2,783.8)	(2,415.5)	(3,728.8)
Net change in disbursement account	2.2	5.0	—
Net change in due from parent	978.5	553.0	988.5

Cash provided by financing activities from continuing operations	280.6	264.7	129.9

Discontinued operations:
Used for operating activities	(0.5)	(8.8)	(32.8)
Used for investing activities	—	—	(4.6)
Provided by financing activities	—	—	—

Cash used for discontinued operations	(0.5)	(8.8)	(37.4)

Increase (decrease) in cash and cash equivalents	6.7	(1.1)	(1.1)
Cash and cash equivalents, beginning of year	5.4	6.5	7.6

Cash and cash equivalents, end of year	$12.1	$5.4	$6.5

Supplemental disclosures:
Interest paid (net of amounts capitalized)	$433.9	$490.8	$555.8
Capital lease obligations incurred	0.3	0.1	0.2
Non-cash dividend to parent	14.7	30.2	—
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Browning-Ferris Industries, LLC (BFI), a Delaware Limited Liability Company, is a wholly-owned subsidiary of Allied Waste Industries, Inc., (Allied or Parent), a Delaware corporation (see Note 9). Allied is the second largest, non-hazardous solid waste management company in the United States, as measured by revenues and provides non-hazardous waste collection, transfer, recycling and disposal services in 37 states and Puerto Rico. The business activities of BFI are fully integrated with the operations of Allied, which is operated solely as a consolidated entity. As described in Note 4, these financial statements reflect all of the debt obligations incurred by Allied to acquire BFI in 1999. Since that time, Allied has transferred certain assets as discussed below. The entities that comprise BFI have not historically produced the operating results and the cash flows required to service all of the acquisition indebtedness incurred by Allied. As such, BFI is reliant on its Parent to provide necessary funding to support its activities. Allied has issued to BFI a letter evidencing its intent and ability to financially support BFI for a period of at least one year.
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
Transfer of assets and change in financial statement presentation —
Prior to 2001, the Other Allied Collateral was wholly-owned by BFI. Subsequently, the Other Allied Collateral was transferred to newly created subsidiaries of Allied for organizational efficiency and other purposes. A collateral waiver was received from the collateral trustee. The Other Allied Collateral continues to collateralize the debt. The transfers of assets described above constitute a change in reporting entity. Prior to 2004, these changes have been retroactively restated for all prior periods in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. Changes in 2005 and 2004 were immaterial and, therefore, prior period financial statements were not restated.
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

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We revised our consolidated statement of cash flows for the years ended December 31, 2004 and 2003 to present cash flows from discontinued operations for each of operating, investing and financing activities. Previously, we had presented cash flows from discontinued operations as one line item.
Restatement of prior years —
BFI’s financial statements for each of the years ended December 31, 2004 and 2003 have been restated to correct misstatements that resulted from a clerical error in the allocation of interest expense to BFI. In preparing BFI’s financial statements in prior years, the amount of interest expense to be recorded was summarized from detailed analyses of interest by debt instrument. These analyses were misapplied, resulting in an error that was not detected in review. As a result, BFI’s interest expense was overstated by $49.9 million and $21.1 million for the years ended December 31, 2004 and 2003, respectively, and BFI’s net loss was overstated by $29.9 million and $12.7 million for the years ended December 31, 2004 and 2003, respectively. This misstatement has been corrected in these financial statements.
The impact of the restatement on the statement of operations for the year ended December 31, 2004 was as follows (in millions):

	For the year ended December 31, 2004
	As Previously		As
	Reported	Adjustment	Restated
Interest expense and other	$662.7	$(49.9)	$612.8
Loss before income taxes	(413.6)	49.9	(363.7)
Income tax benefit	(147.5)	20.0	(127.5)
Loss from continuing operations	(262.7)	29.9	(232.8)
Net loss	(272.1)	29.9	(242.2)
The impact of the restatement on the statement of operations for the year ended December 31, 2003 was as follows (in millions):

	For the year ended December 31, 2003
	As Previously		As
	Reported	Adjustment	Restated
Interest expense and other	$726.5	$(21.1)	$705.4
Loss before income taxes	(433.5)	21.1	(412.4)
Income tax benefit	(161.4)	8.4	(153.0)
Loss from continuing operations	(273.3)	12.7	(260.6)
Net loss	(256.7)	12.7	(244.0)
The impact of the restatement on the statement of cash flows for the year ended December 31, 2004 was as follows (in millions):

	For the year ended December 31, 2004
	As Previously		As
	Reported	Adjustment	Restated
Net loss	$(272.1)	$29.9	$(242.2)
Cash used for operating activities	(164.0)	29.9	(134.1)
Cash provided by financing activities	294.6	(29.9)	264.7

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The impact of the restatement on the statement of cash flows for the year ended December 31, 2003 was as follows (in millions):

	For the year ended December 31, 2003
	As Previously		As
	Reported	Adjustment	Restated
Net loss	$(256.7)	$12.7	$(244.0)
Cash used for operating activities	(93.3)	12.7	(80.6)
Cash provided by financing activities	142.6	(12.7)	129.9
The impact of the restatement on the balance sheet for the year ended December 31, 2004 was as follows (in millions):

	December 31, 2004
	As Previously		As
	Reported	Adjustment	Restated
Due from Parent	$906.8	$42.6	$949.4
Total assets	5,574.1	42.6	5,616.7
Retained deficit	(1,600.3)	42.6	(1,557.7)
Total stockholder’s deficit	(1,669.7)	42.6	(1,627.1)
Total liabilities and stockholder’s deficit	5,574.1	42.6	5,616.7
On Forms 8-K dated August 16, 2005 and June 29, 2005, Allied filed interim unaudited financial statements for BFI for the three months ended March 31, 2005 and the three and six months ended June 30, 2005. The impact of the restatement on the statement of operations for the three months ended March 31, 2004 was as follows (in millions):

	For the three months ended March 31, 2004
	(unaudited)
	As Previously		As
	Reported	Adjustment	Restated
Interest expense and other	$155.4	$(16.2)	$139.2
Loss before income taxes	(80.3)	16.2	(64.1)
Income tax benefit	(29.2)	6.5	(22.7)
Loss from continuing operations	(51.4)	9.7	(41.7)
Net loss	(53.5)	9.7	(43.8)
The impact of the restatement on the statement of operations for the three and six months ended June 30, 2004 was as follows (in millions):

	For the three months ended June 30, 2004			For the six months ended June 30, 2004
	(unaudited)			(unaudited)
	As Previously		As	As Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Interest expense and other	$246.8	$(14.9)	$231.9	$402.2	$(31.1)	$371.1
Loss before income taxes	(173.5)	14.9	(158.6)	(253.8)	31.1	(222.7)
Income tax benefit	(62.4)	5.9	(56.5)	(91.6)	12.4	(79.2)
Loss from continuing operations	(111.8)	9.0	(102.8)	(163.2)	18.7	(144.5)
Net loss	(117.5)	9.0	(108.5)	(171.0)	18.7	(152.3)
The impact of the restatement on the statement of cash flows for the three months ended March 31, 2004 was as follows (in millions):

	For the three months ended March 31, 2004
	(unaudited)
	As Previously		As
	Reported	Adjustment	Restated
Net loss	$(53.5)	$9.7	$(43.8)
Cash used for operating activities	(46.1)	9.7	(36.4)
Cash provided by financing activities	46.1	(9.7)	36.4
The impact of the restatement on the statement of cash flows for the six months ended June 30, 2004 was as follows (in millions):

	For the six months ended June 30, 2004
	(unaudited)
	As Previously		As
	Reported	Adjustment	Restated
Net loss	$(171.0)	$18.7	$(152.3)
Cash used for operating activities	(148.5)	18.7	(129.8)
Cash provided by financing activities	167.3	(18.7)	148.6
Historically, we have reported certain taxes imposed on landfill and transfer volumes as a reduction of revenue because they were viewed as pass through costs generally collected from customers. In addition, we reported a small but growing amount of administrative fees billed to customers as an offset to our administrative costs. Effective April 2005, we began recording all taxes that create direct obligations for us as operating expenses and recording administrative fees billed to our customers as revenue. This presentation is in accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). The impact on prior period financial statements was not material. However, we opted to conform the prior year’s presentation of our revenues and expenses with the current year’s presentation by increasing revenue, cost of operations and selling, general and administrative expenses. Revenue, cost of operations and selling, general and administrative expenses increased by $64.4 million, $61.5 million and $2.9 million, respectively, for the year ended December 31, 2004 and $65.5 million, $64.6 million and $0.9 million, respectively, for the year ended December 31, 2003. These adjustments had no impact on our consolidated operating income, net loss, cash flows, or any balance sheet caption for any previous periods.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Discontinued operations —
During 2003, we determined certain operations that were divested or held for sale were discontinued operations. In addition, at December 31, 2003, we held for sale certain operations in Florida which we sold in 2004.
Operations sold in 2004 and 2003 reported as discontinued operations include businesses in Colorado, New Jersey and Florida. We received net proceeds of $160.3 million ($41.4 million in 2004 and $118.9 million in 2003) from the transactions, which were used to repay debt.
Results of operations for the discontinued operations were as follows (in millions):

	Year Ended December 31,
	2005	2004	2003
Revenues	$—	$13.4	$155.5

Income (loss) before tax	$2.8	$(0.5)	$12.8
Gain (loss) on divestiture	8.0	0.8	(14.7)
Income tax expense	4.3	9.7	26.5
Cumulative effect of change in accounting principle, net of tax	—	—	0.2

Discontinued operations, net of tax	$6.5	$(9.4)	$(28.2)

During 2005, we recognized a previously deferred gain of approximately $7.8 million ($4.7 million gain, net of tax). This deferred gain was attributable to a divestiture that occurred in 2003 where the acquirer had the right to sell the operations back to us for a period of time (a “put” agreement) constituting a form of continuing involvement on our part and precluding recognition of the gain in 2003. These operations in Wyoming were sold in 2005 to another third-party and the put agreement was cancelled. Discontinued operations in 2005 also included a $2.7 million pre-tax benefit ($1.6 million, net of tax) resulting from a revision of our insurance liabilities related to divestitures previously reported as discontinued operations.
The businesses or assets divested, including goodwill, were adjusted to the lower of carrying value or fair value. Fair value was based on the actual or anticipated sales price. Included in the pre-tax loss recorded in 2004 and 2003 was goodwill that was allocated to the divestitures, net of gains recorded for assets sold for which proceeds exceeded book value. A portion of the goodwill allocated to the operations sold in 2004 and 2003 was non-deductible for tax purposes.
In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, we allocate interest to discontinued operations based on a ratio of net assets to be sold or sold to the sum of consolidated net assets plus consolidated debt. We do not allocate interest on debt that is directly attributable to other operations outside of the discontinued operations. No allocation of interest expense was made to discontinued operations in 2005. For the years ended December 31, 2004 and 2003, we allocated $0.4 million and $4.5 million, respectively, of interest expense to discontinued operations.
Business combinations —
All acquisitions in 2005, 2004 and 2003 were accounted for under the purchase method and are reflected in our results of operations since the effective date of the acquisition. Under the purchase method, we allocate the cost of the acquired business to the assets acquired and liabilities assumed based upon their estimated fair values. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. Purchase accounting adjustments, acquisition related costs and other possible charges that may arise from the acquisitions may materially impact the future consolidated balance sheets and statements of operations.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes acquisitions for the years ended December 31:

	2005	2004	2003
Number of businesses acquired	3	1	1
Total consideration (in millions)	$0.7	$0.2	$0.0
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
Receivable realization allowance —
We provide services to customers throughout the United States and Puerto Rico. We perform credit evaluations of our significant customers and establish a receivable realization allowance based on the aging of our receivables, payment performance factors, historical trends and other information. In general, we reserve 50% of those receivables outstanding 90 to 120 days and 100% of those outstanding over 120 days. We also review outstanding balances on an account specific basis, fully reserving the receivable prior to 120 days if information becomes available indicating we will not receive payment, and consider the recoverability of the written-off accounts. Our reserve is evaluated and revised on a monthly basis. In addition, we reserve a portion of revenues as a sales valuation allowance. We measure this allowance based on our historical analysis of revenue reversals and credits issued after the month of billing. Revenue reversals and credits typically relate to resolution of customer disputes and billing adjustments. The total allowance as of December 31, 2005 and 2004 for our continuing operations was approximately $4.2 million and $4.1 million, respectively.
Other assets —
Other assets include notes receivable, landfill closure deposits, deferred financing costs and miscellaneous non-current assets. Upon funding of debt offerings, financing costs are capitalized and amortized using the effective-interest method over the term of the related debt. Financing costs that are deferred represent transaction costs directly attributable to obtaining financing.
Other accrued liabilities —
Other accrued liabilities include accrued insurance, accrued payroll, the current portion of non-recurring acquisition accruals and other miscellaneous current liabilities.

BROWNING-FERRIS INDUSTRIES, LLC
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
Other long-term obligations —
Other long-term obligations include accruals for contingencies, self-insurance obligations, the non-current portion of non-recurring acquisition accruals, net pension liability (see Note 8), derivative liabilities for interest rate swap contracts (see Note 5) and other obligations.
Contingent liabilities —
We determine whether to accrue and/or disclose contingent liabilities based on an assessment of whether the risk of loss is remote, reasonably possible or probable and can be reasonably estimated in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies and Financial Accounting Standards Board Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. We provide for expenses associated with contingent liabilities when such amounts are probable and can be reasonably estimated. We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We analyze our litigation and regulatory matters based on available information to assess the potential liability. Management’s assessment is developed in consultation with outside counsel and other advisors and is based on an analysis of possible outcomes under various strategies. If a contingent liability is reasonably possible, we will disclose the potential range of the loss, if estimable.
Revenue —
Our revenues result primarily from fees charged to customers for waste collection, transfer, recycling and disposal services. We generally provide collection services under direct agreements with our customers or pursuant to contracts with municipalities. Commercial and municipal contract terms are generally for multiple years and commonly have renewal options. Our landfill operations include both company-owned landfills and landfills that we operate on behalf of municipalities and others.
Advance billings are recorded as unearned revenue, and revenue is recognized when services are provided.

BROWNING-FERRIS INDUSTRIES, LLC
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
Non-recurring acquisition accruals —
At the time of an acquisition accounted for under the purchase method of accounting, we evaluate and record liabilities to represent our estimate of fair value. Assumed liabilities are considered in the allocation of purchase price and goodwill valuation. Any changes to these estimates subsequent to the one year allocation period are recorded to the results of operations. At December 31, 2005 and 2004, we had approximately $65.4 million and $113.3 million, respectively, of non-recurring acquisition accruals remaining on our balance sheets, consisting primarily of loss contracts, litigation, insurance liabilities and other commitments associated with the acquisition of BFI in 1999 by Allied. In 2005, we reversed $25.2 million of reserves related primarily to favorable legal rulings or settlements. Expenditures against non-recurring acquisition accruals in 2005 and 2004 were $22.7 million and $25.5 million, respectively.
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
Interest expense capitalized —
We capitalize interest in connection with the construction of our landfill assets. Actual acquisition, permitting and construction costs incurred which relate to landfill assets under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a landfill asset is complete and available for use.
During the years ended December 31, 2005, 2004 and 2003, we incurred gross interest expense (including payments under interest rate swap contracts) of $432.8 million, $512.2 million and $622.0 million, respectively, of which $4.9 million, $4.0 million and $6.3 million, respectively, was capitalized.
Use of estimates —
The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available and assumptions about the future. Actual results may differ significantly from the estimates.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair value of financial instruments —
Our financial instruments as defined by SFAS 107, Disclosures About Fair Value of Financial Instruments include cash, money market funds, accounts receivable, accounts payable, long-term debt and derivatives. We have determined the estimated fair value amounts at December 31, 2005 using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.
The carrying value of cash, money market funds, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments (See Notes 4 and 5 for fair value of debt and derivative instruments).
Stock-based compensation plans —
Certain BFI employees are eligible to participate in the stock option plans of the Parent. The Parent accounts for stock-based compensation plans under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and the related interpretations, under which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Accordingly, we have recorded no compensation expense for stock options granted to employees prior to December 31, 2005. SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, requires that companies that do not elect to account for stock-based compensation as prescribed by this statement disclose the pro forma effects on earnings as if SFAS 123 had been adopted.
Additionally, refer to the “Recently issued accounting pronouncements” section below for a discussion of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)) and Note 10 for other disclosures with respect to stock compensation.
The following table presents the effect on net loss for BFI as if the Parent had applied the fair value recognition provisions of SFAS 123 (in millions):

	Year Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Net loss, as reported	$(109.1)	$(242.2)	$(244.0)
Total stock-based employee compensation expense determined under fair value based method, net of tax	(1.2)	(1.9)	(3.1)

Net loss, pro forma	$(110.3)	$(244.1)	$(247.1)

The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk free interest rate	3.4%	2.9%	3.3%
Expected life	6 years	4 years	4 years
Dividend rate	0%	0%	0%
Expected volatility	51%	64%	65%

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Parent has historically recognized compensation cost over the vesting period. If an employee retired before the end of the vesting period, the Parent would recognize any remaining unrecognized compensation cost at the date of retirement. SFAS
123(R) requires recognition under a non-substantive vesting period approach, which is the shorter of the retirement eligible period or the vesting period. For Allied, the retirement eligible period, where applicable, is 55 which includes the sum of the employee’s age and years of service. The Parent will transition to the non-substantive vesting period approach for new stock awards after it adopts SFAS 123(R) on January 1, 2006. Using the non-substantive vesting approach for retirement-eligible employees, the adjustment to net loss for BFI would have been immaterial for the years ended December 31, 2005, 2004 and 2003.
Change in accounting principle –
The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (FIN 47) in April 2005. The interpretation expands on the accounting guidance of SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143), providing clarification of the term “conditional asset retirement obligation” and guidelines for the timing of recording the obligation. We adopted SFAS 143 effective January 1, 2003 (See Note 7). The adoption of FIN 47 at December 31, 2005 resulted in an increase to our liabilities of approximately $0.8 million and a cumulative effect of change in accounting principle, net of tax, of $0.5 million. This liability represents the fair value of our future obligation to remove underground storage tanks on properties that we own.
Recently issued accounting pronouncements —
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154) which replaces APB Opinion 20, Accounting Changes (APB 20), and SFAS 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Aside from the adoption of FIN 47, which is excluded from the scope of SFAS 154 as it has designated transition procedures, we do not have any other changes in accounting principles in the current period. Therefore, we do not expect the adoption of SFAS 154 to have a material impact on our financial position or results of operations.
In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). In August 2005, the FASB issued FASB Staff Position (FSP) No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (FSP FAS 123(R)-1), which supercedes FSP EITF 00-19-01, Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation, and amends paragraph 11(b) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Subsequently, FSP FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), which provides guidance on the application of grant date provision under SFAS 123(R), was issued in October 2005. In November 2005, the FASB issued FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payments Awards, to provide an alternative approach of accounting for the tax effects of employee share-based awards.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SFAS 123(R) and the related FSPs are effective for us beginning January 1, 2006. Upon adoption, we plan to transition to SFAS 123(R) using the modified prospective application, whereby compensation expense is only recognized in the consolidated statements of operations beginning with the period of adoption and thereafter, with prior periods still presented on a pro forma basis. As a result of SFAS 123(R), we currently expect that loss from continuing operations will increase by approximately $1.0 million in 2006. This amount represents the net of tax expense for existing stock option awards that will vest during 2006 and does not reflect any new awards or modifications to existing awards that could occur in the future. We currently plan to continue using the Black-Scholes option valuation model to determine the fair value of share-based awards.
2. Property and Equipment
Property and equipment are recorded at cost, which includes interest to finance the acquisition and construction of major capital additions during the development phase, primarily landfills and transfer stations, until they are completed and ready for their intended use. Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (4-8 years). We do not assume a residual value on our depreciable assets. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144), we evaluate long-lived assets, such as property and equipment, and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.
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
Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives, are charged to expense as incurred. For example, under certain circumstances, the replacement of vehicle transmissions or engine rebuilds are capitalized whereas repairs to vehicle brakes are expensed. When property is retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in cost of operations. For the years ended December 31, 2005, 2004 and 2003, we recognized net pre-tax gains on the disposal of fixed assets of $0.7 million, $1.6 million and $2.1 million, respectively.
Property and equipment at December 31, 2005 and 2004 is as follows (in millions):

	2005	2004
Land and improvements	$134.9	$130.3
Land held for permitting as landfills	12.3	13.4
Landfills	1,145.6	1,064.3
Buildings and improvements	98.4	96.2
Vehicles, furniture and equipment	418.7	352.8
Containers and compactors	174.3	146.0

	1,984.2	1,803.0
Accumulated depreciation and amortization	(983.3)	(865.1)

	$1,000.9	$937.9

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Goodwill and Intangible Assets
At least annually, we perform an assessment of goodwill impairment by applying a fair value based test to our reporting unit. We completed our annual assessment of goodwill as of December 31, 2005 and no impairment was recorded. We may conduct an impairment test of goodwill more frequently than annually under certain conditions. For example, a significant adverse change in liquidity or the business environment, unanticipated competition, a significant adverse action by a regulator or a disposal of a significant portion of a reporting unit could prompt an impairment test between annual assessments.
We evaluate goodwill for impairment using a fair value based test. The calculation of fair value is subject to judgments and estimates about future events. We estimate fair value based on projected net cash flows discounted using a weighted-average cost of capital of approximately 7.4% in 2005. The estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or changes to the market capitalization of our company.
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
BFI goodwill is accounted for at the Parent company level. We make an allocation to the entities that were acquired as part of the BFI acquisition. These entities are included in both BFI and Other Allied Collateral. The following table shows the activity and balances related to the BFI goodwill as recorded by the Parent from December 31, 2003 through December 31, 2005 (in millions):

	2005	2004
Beginning balance	$3,439.4	$3,630.4
Acquisitions	—	—
Divestitures	—	(4.4)
Adjustments (1)	(48.4)	(186.6)

Ending balance	$3,391.0	$3,439.4

(1)	Amounts primarily relate to write-off of goodwill in connection with assets held for sale accounting, purchase accounting adjustments and entities transferred to Allied.
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

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term debt at December 31, 2005 and 2004 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, the effect of interest rate swap contracts, amortization of deferred debt issuance cost and the amortization or accretion of discounts or premiums (in millions, except percentages).

	Debt Balance at		Effective Interest Rate
	December 31,	December 31,	December 31,	December 31,
	2005	2004	2005	2004
Revolving credit facility ABR borrowings*	$3.7	$—	9.00%	7.25%
Revolving credit facility Adjusted LIBOR borrowings*	—	—	7.29	5.56
Term loan B	—	1,162.9	—	6.07
Term loan C	—	245.4	—	6.05
Term loan D	—	147.2	—	5.85
2005 term loan B	1,275.0	—	6.33	—
7.88% senior notes due 2005	—	69.4	—	8.77
6.38% senior notes due 2008	154.7	151.5	8.34	8.34
8.50% senior notes due 2008	750.0	750.0	8.78	8.78
8.88% senior notes due 2008	600.0	600.0	9.15	9.15
6.50% senior notes due 2010	350.0	350.0	6.76	4.80
6.38% senior notes due 2011	275.0	275.0	6.63	6.60
9.25% senior notes due 2012	251.1	376.9	9.40	9.41
7.88% senior notes due 2013	450.0	450.0	8.09	8.09
9.25% debentures due 2021	96.1	95.8	9.47	9.48
7.40% debentures due 2035	292.2	289.9	8.03	8.03
10.00% senior subordinated notes due 2009	—	195.4	—	10.22
4.25% senior subordinated convertible debentures due 2034	230.0	230.0	4.34	4.33
7.38% senior unsecured notes due 2014	400.0	400.0	7.55	7.53
Solid waste revenue bond obligations, principal payable through 2031	228.4	239.1	6.60	4.66
Notes payable to individuals, variable interest rate, principal payable through 2007, secured by vehicles, equipment, real estate, or accounts receivable**	0.4	0.7	3.04	3.78
Obligations under capital leases of vehicles and equipment**	3.0	2.3	10.22	10.32
Notes payable to a municipal corporation, interest at 6.0%, principal payable through 2010, unsecured**	2.6	3.2	6.00	6.00

Total debt	5,362.2	6,034.7
Less: Current portion	4.4	100.7

Long-term portion	$5,357.8	$5,934.0

* **	Reflects weighted average interest rate, excludes fees Reflects weighted average interest rate
During the first quarter of 2005, Allied executed a multifaceted financing plan (the 2005 Refinancing), which included:
•	the issuance of 12.75 million shares of common stock for $101 million;

•	the issuance of 6.25% mandatory convertible preferred stock with a conversion premium of 25% for $600 million; and

•	the issuance of 7.25% senior notes due 2015 for $600 million.

The proceeds of the issuances above were used to retire the following:

•	$195 million of the remaining 10% senior subordinated notes due 2009;

•	$125 million of the 9.25% senior notes due 2012;

•	$600 million 7.625% senior notes due 2006;

•	$206 million of term loans; and

•	$70 million of the 7.875% senior notes due 2005.
The balance of the proceeds was used to pay premiums and fees and for general corporate purposes. Costs incurred to early extinguish debt during the years ended December 31, 2005, 2004 and 2003 were $39.8 million, $110.5 million and $108.1 million, respectively. These expenses were recorded in interest expense and other.
In addition, Allied refinanced the pre-existing credit facility (the 2003 Credit Facility), which included modifying financial covenants, increasing the size of the Revolving Credit Facility and the Institutional Letter of Credit Facility by a combined $377 million, and lowering the interest margin paid on the term loan by 75 basis points and on the Revolving Credit Facility by 25 basis points.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2005 Credit Facility —
The new credit facility is a senior secured credit facility (the 2005 Credit Facility) that includes at December 31, 2005: (i) a $1.575 billion Revolving Credit Facility due January 2010 (the 2005 Revolver), (ii) a $1.275 billion term loan due January 2012 (the 2005 Term Loan) and (iii) a $495.0 million Institutional Letter of Credit Facility due January 2012. The proceeds of the 2005 Term Loan were used to repay previously outstanding term loans B, C and D under the 2003 Credit Facility. Of the $1.575 billion available under the 2005 Revolver, the entire amount may be used to support the issuance of letters of credit. At December 31, 2005, Allied had $3.7 million of borrowings outstanding and $398.8 million in letters of credit outstanding under the 2005 Revolver, leaving $1.173 billion capacity available under the 2005 Revolver.
The 2005 Credit Facility bears interest at (a) an Alternative Base Rate (ABR), or (b) an Adjusted LIBOR, both terms defined in the 2005 Credit Facility agreement, plus, in either case, an applicable margin based on our leverage ratio. Proceeds from the 2005 Credit Facility may be used for working capital and other general corporate purposes, including acquisitions.
Allied is required to make prepayments on the 2005 Credit Facility upon completion of certain transactions as defined in the 2005 Credit Facility, including asset sales and issuances of debt securities. Proceeds from these transactions are required to be applied to amounts due under the 2005 Credit Facility pursuant to the 2005 Credit Facility agreement. Allied is also required to make prepayments on the 2005 Credit Facility for 50% of any excess cash flows from operations, as defined in the 2005 Credit Facility agreement. There is also scheduled amortization on the 2005 Term Loan and Institutional Letter of Credit Facility, as required in the 2005 Credit Facility agreement.
Senior notes and debentures —
In April 2004, Allied Waste North America, Inc. (Allied NA) issued $275 million of 6.375% senior notes due 2011 to fund a portion of the tender offer of 10% senior subordinated notes due 2009. Interest is payable semi-annually on April 15th and October 15th. These senior notes have a make-whole call provision that is exercisable at any time at the stated redemption price.
In addition, in April 2004, Allied NA issued $400 million of 7.375% senior unsecured notes due 2014 to fund a portion of the tender offer of 10% senior subordinated notes due 2009. Interest is payable semi-annually on April 15th and October 15th. These notes have a make-whole call provision that is exercisable any time prior to April 15, 2009 at the stated redemption price. The notes may also be redeemed after April 15, 2009 at the stated redemption prices.
In November 2003, Allied NA issued $350 million of 6.50% senior notes due 2010. These senior notes have a make-whole call provision that is exercisable at any time at a stated redemption price. Interest is payable semi-annually on February 15th and August 15th. The proceeds from this issuance were used to repurchase a portion of the 10% senior subordinated notes in 2003.
On April 9, 2003, Allied NA issued $450 million of 7.875% senior notes due 2013. The senior notes have a no call provision until 2008. Interest is payable semi-annually on April 1st and October 1st. Proceeds were used to reduce term loan borrowings under our 1999 credit facility.
In connection with the BFI acquisition on July 30, 1999, Allied assumed all of BFI’s debt securities with the exception of commercial paper that was paid off in connection with the acquisition. Our debt securities were recorded at their fair market values as of the date of the acquisition in accordance with EITF 98-1 — Valuation of Debt Assumed in a Purchase Business Combination. The effect of revaluing the debt securities resulted in an aggregate discount from the historic face amount of $137.0 million. At December 31, 2005, the remaining unamortized net discount related to these debt securities was $80.9 million.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The $161.2 million of 6.375% senior notes due 2008 and $99.5 million of 9.25% debentures due 2021 assumed from BFI are not redeemable prior to maturity and are not subject to any sinking fund.
The $360.0 million of 7.40% debentures due 2035 assumed from BFI are not subject to any sinking fund and may be redeemed as a whole or in part, at our option at any time. The redemption price is equal to the greater of the principal amount of the debentures or the present value of future principal and interest payments discounted at a rate specified under the terms of the indenture.
Senior subordinated notes —
In July 1999, Allied NA issued $2.0 billion of 10.00% senior subordinated notes that mature in 2009. The proceeds from these senior subordinated notes were used as partial financing of the acquisition of BFI. During 2004 and 2003, we completed open market repurchases and a tender offer of these senior subordinated notes in aggregate principal amounts of approximately $1.3 billion and $506.1 million, respectively.
During the first quarter of 2005, through open market repurchases and a tender offer, we completed the repurchase of the remaining balance of these senior subordinated notes in an aggregate principal amount of $195.0 million. In connection with these repurchases and tender offer we paid premiums of approximately $10.3 million and wrote-off deferred financing costs of $1.7 million, both of which were recorded as a charge to interest expense and other.
Senior subordinated convertible debentures —
In April 2004, Allied issued $230 million of 4.25% senior subordinated convertible debentures due 2034 that are unsecured and are not guaranteed. They are convertible into 11.3 million shares of Allied’s common stock at a conversion price of $20.43 per share. Common stock transactions such as cash or stock dividends, splits, combinations or reclassifications and issuances at less than current market price will require an adjustment to the conversion rate as defined per the indenture. Certain of the conversion features contained in the convertible debentures are deemed to be embedded derivatives, as defined under SFAS No. 133 however, these embedded derivatives currently have no value.
These debentures are convertible at the option of the holder anytime if any of the following occurs: (i) Allied’s closing stock price is in excess of $25.5375 for 20 of 30 consecutive trading days ending on the last day of the quarter, (ii) during the five business day period after any three consecutive trading days in which the average trading price per debenture is less than 98% of the product of the closing price for Allied’s common stock times the conversion rate, (iii) Allied issues a call notice, or (iv) certain specified corporate events such as a merger or change in control.
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
Allied can elect to call the debentures at any time after April 15, 2009 at par for cash only. The holders can require Allied to redeem the debentures on April 15th of 2011, 2014, 2019, 2024 and 2029 at par for stock, cash or a combination of stock and cash at Allied’s option. If the debentures are redeemed in stock, the number of shares issued will be determined as the par value of the debentures divided by the average trading stock price over a five-day period.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future maturities of long-term debt –
Aggregate future scheduled maturities of long-term debt as of December 31, 2005 are as follows (in millions):

Maturity
2006	$4.4
2007	1.1
2008	1,511.8
2009	0.6
2010	6.8
Thereafter	3,917.3

Gross Principal	$5,442.0
Discount, net	(79.8)

Total Debt	$5,362.2

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

	Balance at	Fair Value at	Balance at	Fair Value at
	December 31, 2005	December 31, 2005	December 31, 2004	December 31, 2004
Long-Term Debt
Fixed Rate Debt:
Principal amount	$4,004.0	$4,100.3	$4,399.6	$4,530.9
Weighted average interest rate	7.78%		7.92%
Variable Rate Debt:
Principal amount	$1,358.2	$1,366.2	$1,635.1	$1,654.7
Weighted average interest rate(1)	6.03%		4.95%

Interest Rate Swaps(2)
Non-Cancelable:
Notional amount	$—	$—	$250.0	$(1.8)
Weighted average interest rate	—		5.99%

(1)	Reflects the rate in effect as of December 31, 2005 and 2004 before the effects of swaps and includes all applicable margins. Actual future rates may vary.
(2)	Amount represents our floating to fixed interest rate swap contracts. See Note 5 for additional discussion.
Debt covenants —
At December 31, 2005, Allied was in compliance with all financial and other covenants under the 2005 Credit Facility. In addition, the 2005 Credit Facility has restrictions on making certain types of payments, including dividend payments on Allied’s common and preferred stock. However, Allied is able to pay cash dividends on the Series C and Series D preferred stock.
The senior notes issued by Allied NA and the senior subordinated notes of Allied NA contain certain financial covenants and restrictions for the Allied consolidated entity, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At December 31, 2005, Allied was in compliance with all applicable covenants.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Guarantees —
Substantially all of our subsidiaries along with substantially all other subsidiaries of the Parent, are jointly and severally liable for the obligations under the 8.50% senior notes due 2008, the 8.88% senior notes due 2008, the 6.50% senior notes due 2010, the 6.38% senior notes due 2011, the 9.25% senior notes due 2012, the 7.88% senior notes due 2013, the 7.38% senior unsecured notes due 2014 and the 2005 Credit Facility through unconditional guarantees issued by current and future subsidiaries. The Parent and Allied NA are jointly and severally liable for the obligations under the 6.38% senior notes due 2008, the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by BFI through an unconditional, joint and several, guarantee issued by the Parent and Allied NA. At December 31, 2005, the maximum potential amount of future payments under the guarantees is the outstanding amount of the debt identified above and the amount for letters of credit issued under the 2005 Credit Facility. In accordance with FIN 45, Minimum Revenue Guarantees Granted to a Business or Its Owners – an interpretation of FASB Statement No.45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the guarantees are not recorded in our consolidated financial statements as they represent parent-subsidiary guarantees. We do not guarantee any third-party debt.
Collateral —
The 2005 Credit Facility, the senior secured notes issued by Allied NA and $621 million of senior notes and debentures assumed in connection with the acquisition of BFI by Allied are collateralized by the stock of substantially all BFI subsidiaries and Other Allied Collateral and a security interest in the assets of BFI, its domestic subsidiaries and Other Allied Collateral. At December 31, 2005, on an aggregate basis, the book value of all the assets that serve as collateral was $8.7 billion.
5. Derivative Instruments and Hedging Activities
Allied’s risk management policy requires that no less than 70% of our total debt is fixed, either directly or effectively through interest rate swap contracts. From time to time, in order to adhere to the policy, interest rate swap agreements have been entered into for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Allied’s strategy is to use interest rate swap contracts when such transactions will serve to reduce the aggregate exposure and meet the objectives of our risk management policy. These contracts are not entered into for trading purposes.
Allied believes it is important to have a mix of fixed and floating rate debt to provide financing flexibility. At December 31, 2005, approximately 78% of Allied’s debt was fixed and 22% had variable interest rates. Allied had no interest rate swap contracts at December 31, 2005.
Designated interest rate swap contracts accounted for as hedges–
At December 31, 2005, Allied had no designated interest rate swap contracts as all of the designated interest rate swap contracts had reached their contractual maturity. At December 31, 2004, Allied had a designated interest rate swap contract (floating to fixed rate) with a notional amount of $250 million that matured in March 2005. The fair value liability of this contract at December 31, 2004 was $1.8 million. Allied’s designated cash flow interest rate swap contract was effective as a hedge of our variable rate debt. The notional amounts, indices, repricing dates and all other significant terms of the swap agreement were matched to the provisions and terms of the variable rate debt being hedged achieving 100% effectiveness. If significant terms did not match, we were required to assess any ineffectiveness and any ineffectiveness is immediately recorded in interest expense in our statement of operations.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in fair value of our designated interest rate swap contracts are reflected in accumulated other comprehensive loss (AOCL). At December 31, 2005, there was no gain or loss included in AOCL. At December 31, 2004, a loss of approximately $1.8 million ($1.3 million, net of tax) was included in AOCL.
Expense or income related to swap settlements is recorded in interest expense for the related variable rate debt over the term of the agreements.
Non-hedge accounting interest rate swap contracts —
Allied had certain interest rate swap contracts for which it had elected not to apply hedge accounting to under SFAS 133, in order to have flexibility to repay debt prior to maturity and to refinance debt when economically feasible. Following is a description of the accounting for these interest rate swap contracts.
De-designated interest rate swap contracts. All of Allied’s de-designated interest rate swap contracts had reached their contractual maturity by June 30, 2004 and therefore no amounts were recorded after June 30, 2004 for these swap contracts. Settlement payments and periodic changes in market values of the de-designated interest rate swap contracts were recorded as a gain or loss on derivative contracts included in interest expense and other in our consolidated statements of operations. During the years ended December 31, 2004 and 2003, we recorded $15.2 million and $47.1 million, respectively, of net gain related to changes in market values and $15.3 million and $51.9 million, respectively, of settlement costs.
When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in accumulated other comprehensive loss at the time of de-designation are isolated and amortized over the remaining original hedged interest payment. For contracts de-designated, no balance remained in AOCL after June 30, 2004; therefore, no amortization expense was recorded after June 30, 2004. Amortization expense of $6.7 million and $23.1 million for the years ended December 31, 2004 and 2003, respectively, related to the accumulated losses in AOCL for interest rate swap contracts that were de-designated, was recorded in interest expense and other.
Fair value interest rate swap contracts. Allied has used fair value (fixed rate to floating rate) interest rate swap contracts to achieve the targeted mix of fixed and floating rate debt. In the fourth quarter of 2004, Allied terminated the outstanding contracts and at December 31, 2004, we had no fair value interest rate swap contracts outstanding. Allied had no fair value interest rate swap contracts in place during 2005. Allied elected to not apply hedge accounting to the fair value interest rate contracts outstanding during 2004 and 2003. Settlement payments and periodic changes in market values of the fair value interest rate swap contracts were recorded as a gain or loss on derivative contracts included in interest expense and other in our consolidated statements of operations. We recorded $1.0 million and $0.9 million of net gain related to changes in market values and received net settlements of $6.8 million and $1.1 million during the years ended December 31, 2004 and 2003, respectively.
6. Accumulated Other Comprehensive Loss
The components of the ending balances of accumulated other comprehensive loss, as reflected in member’s deficit are shown as follows (in millions):

	December 31,	December 31,
	2005	2004
Minimum pension liability adjustment, net of taxes of $46.8 and $45.5	$(70.3)	$(68.1)
Interest rate swap contracts designated, unrealized loss, net of taxes of $0.5	—	(1.3)

Accumulated other comprehensive loss	$(70.3)	$(69.4)

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Landfill Accounting
We have a network of 39 owned or operated active landfills. In addition, we own or have responsibility for 81 closed landfills. We use a life-cycle accounting method for landfills and the related capping, closure and post-closure liabilities. This method applies the costs to be capitalized associated with acquiring, developing, closing and monitoring the landfills over the associated consumption of landfill capacity. Specifically, we record landfill retirement obligations at fair value as a liability with a corresponding increase to the landfill asset as waste is disposed. The amortizable landfill asset includes landfill development costs incurred, landfill development costs expected to be incurred over the life of the landfill, the recorded capping, closure and post-closure asset retirement obligation and the present value of cost estimates for future capping, closure and post-closure costs. We amortize the landfill asset over the remaining capacity of the landfill as volume is consumed during the life of the landfill with one exception. The exception applies to capping costs for which both the recognition of the liability and the amortization of these costs is based instead on the costs and capacity of the specific capping event.
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
Change in accounting principle—
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
SFAS 143 resulted in a refinement to our industry practices and caused a change in the mechanics of calculating landfill retirement obligations and the classification of where amounts are recorded in the financial statements. Landfill retirement obligations are no longer accrued through a provision to cost of operations, but rather by an increase to landfill assets. Liabilities retained from divested landfills that were historically accounted for in closure and post-closure liabilities were reclassified to other long-term obligations because they were not within the scope of SFAS 143. In addition, in accordance with SFAS 143, we changed the classification of certain costs related to capping, closure and post-closure obligations to other accounts. The most significant change in classification is that we now record the costs for methane gas collection systems in the landfill development assets rather than accrue for those costs as part of the capping or closure liability. Further, the cost of financial assurance instruments are no longer accrued as part of the post-closure liability, but rather are expensed as incurred. Under SFAS 143, each capping event at a landfill is accounted for separately. Previously, the estimated costs of all capping events were included in our landfill closure and post-closure accrual rate.
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

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Landfill assets —
We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the remaining costs (including any unamortized amounts recorded) associated with acquiring, permitting and developing the entire landfill plus the present value of the total remaining costs for specific capping events, closure and post-closure by the total remaining disposal capacity of that landfill (except for capping costs, which are divided by the total remaining capacity of the specific capping event). The resulting per ton amortization rates are applied to each ton disposed at the landfill and are recorded as expense for that period. We expensed approximately $73.6 million, $81.1 million and $76.2 million related to landfill amortization during the years ended December 31, 2005, 2004 and 2003, respectively.
Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, methane gas collection system installation, engineering and legal fees, and capitalized interest. Estimated total future development costs for our 39 active landfills at December 31, 2005 was approximately $1.3 billion, excluding capitalized interest, and we expect that this amount will be spent over the remaining operating lives of the landfills.
We classify disposal capacity as either permitted (having received the final permit from the governing authorities) or probable expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is highly probable. Our requirements to classify disposal capacity as probable expansion are as follows:
1.	We have control of and access to the land where the expansion permit is being sought.

2.	All geologic and other technical siting criteria for a landfill have been met, or a variance from such requirements has been received (or can reasonably be expected to be received).

3.	The political process has been assessed and there are no identified impediments that cannot be resolved.

4.	We are actively pursuing the expansion permit and have an expectation that the final local, state and federal permits will be received within the next five years.

5.	Senior operations management approval has been obtained.
Upon successfully meeting the preceding criteria, the costs associated with developing, constructing, closing and monitoring the total additional future disposal capacity are considered in the life-cycle cost of the landfill and reflected in the calculation of the amortization rate and the rate at which capping, closure and post-closure is accrued.
We, together with our engineering and legal consultants, continually monitor the progress of obtaining local, state and federal approval for each of our expansion permits. If it is determined that the expansion no longer meets our criteria then (a) the disposal capacity is removed from our total available disposal capacity; (b) the costs to develop that disposal capacity and the associated capping, closure and post-closure costs are removed from the landfill amortization base; and (c) rates are adjusted prospectively. In addition, any value assigned to probable expansion capacity is written-off to expense during the period in which it is determined that the criteria are no longer met.
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

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Capping, closure and post-closure costs are estimated for the period of performance utilizing estimates a third-party would charge (including profit margins) to perform those activities in full compliance with Subtitle D. If we perform the capping, closure and post-closure activities internally, the difference between amounts accrued, based upon third-party cost estimates (including profit margins) and our actual cost incurred is recognized as a component of cost of operations in the period earned. An estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flows, reliable estimates of market risk premiums may not be obtainable. In our industry, there is no market that exists for selling the responsibility for capping, closure and post-closure independent of selling the entire landfill. Accordingly, we believe that it is not possible to develop a methodology to reliably estimate a market risk premium and have excluded a market risk premium from our determination of expected cash flows for capping, closure and post-closure liability. Our cost estimates are inflated to the period of performance using an estimate of inflation that is updated annually. We used an estimate of 2.5% in both 2005 and 2004.
We discounted our capping, closure and post-closure costs using our credit-adjusted, risk-free rate. Capping, closure and post-closure liabilities are recorded in layers and discounted using the credit-adjusted risk-free rate in effect of the time the obligation is incurred (8.75% in 2005 and 7.5% in 2004). The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for our own credit rating. Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted, risk-free rate.
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
Accretion expense for capping, closure and post-closure for the years ended December 31, 2005, 2004 and 2003 was $30.3 million, $29.4 million and $28.0 million, respectively.
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

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial assurance costs—
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
Our ultimate liabilities for environmental matters may differ from the estimates used in our assessment to date. We have determined that the recorded undiscounted liability for environmental matters as of December 31, 2005 and 2004 of approximately $195.2 million and $212.5 million, respectively, represents the most probable outcome of these contingent matters. In connection with evaluating liabilities for environmental matters, we estimate a range of potential impacts and the most likely outcome. The recorded liabilities represent our estimate of the most likely outcome of the matters for which we have determined liability is probable. For these matters, we periodically evaluate the recorded liabilities as additional information becomes available to ascertain whether the accrued liabilities are adequate. We do not expect near-term adjustments to estimates will have a material effect on our consolidated liquidity, financial position or results of operations. Using the high end of our estimate of the reasonably possible range, the outcome of these matters, which exclude capping, closure and post-closure costs, could result in approximately $13 million of additional liability. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, the expected amount of proceeds are recorded as an offset to environmental expense in operating income and a receivable is recorded in the periods when that determination is made. There were no significant recovery receivables outstanding as of December 31, 2005 or 2004.
8. Employee Benefit Plans
Defined Benefit Pension Plans —
We currently have one qualified defined benefit retirement plan, the BFI Retirement Plan (BFI Pension Plan), as a result of Allied’s acquisition of BFI. The BFI Pension Plan covers certain BFI employees in the United States, including some employees subject to collective bargaining agreements.
The BFI Pension Plan was amended on July 30, 1999 to freeze future benefit accruals for participants. However, interest credits continue to be earned by participants in the BFI Pension Plan. Also, participants whose collective bargaining agreements provided for additional benefit accruals under the BFI Pension Plan continued to receive those credits in accordance with the terms of their bargaining agreements. The BFI Pension Plan utilizes a cash balance design.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2002, the BFI Pension Plan and the Pension Plan of San Mateo County Scavenger Company and Affiliated Divisions of Browning-Ferris Industries of California, Inc. (San Mateo Pension Plan) were merged into one plan. However, benefits continue to be determined under each of two separate benefit structures.
The San Mateo Pension Plan covers substantially all employees at our San Mateo location, but excludes employees who are covered under collective bargaining agreements under which benefits have been the subject of good faith bargaining unless the collective bargaining agreement otherwise provides for such coverage. Benefits are based on the participant’s years of service and compensation, using the participant’s average earnings out of the last fifteen years of service. The San Mateo Pension Plan was amended in July 2003 to provide unreduced benefits, under certain circumstances, to participants who retire at or after a special early retirement date occurring on or after January 1, 2004. The San Mateo Pension Plan was also amended in October 2005 to freeze participation by highly compensated employees after 2005 and to provide that no employees hired or rehired after 2005 will be eligible to participate in or accrue a benefit under the San Mateo Pension Plan after 2005.
Our general funding policy is to make annual contributions to the plan as determined to be required by the plan’s actuary and as required by the Employee Retirement Income Security Act (ERISA) and the Internal Revenue Code (IRC). No contributions were required during 2005, 2004 or 2003. No contributions are anticipated for 2006.
Actuarial valuation reports were prepared as of the measurement dates of September 30, 2005 and 2004, and used as permitted by SFAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, for disclosures included in the tables below.
The following table provides a reconciliation of the changes in the plans’ benefit obligations and the fair value of plan assets for the twelve-month period ended September 30 (in millions):

	2005	2004
Projected benefit obligation at beginning of period	$353.0	$338.2
Service cost	0.6	0.8
Interest cost	20.7	20.6
Curtailment loss	—	1.1
Actuarial loss	20.9	8.2
Benefits paid	(17.8)	(15.9)

Projected benefit obligation at end of period	$377.4	$353.0

Fair value of plan assets at beginning of period	$339.4	$317.4
Actual return on plan assets	39.5	37.9
Benefits paid	(17.8)	(15.9)

Fair value of plan assets at end of period	$361.1	$339.4

Funded status	$(16.3)	$(13.6)
Unrecognized net actuarial loss	118.6	115.8
Unrecognized prior service cost	0.7	0.8

Prepaid pension asset	$103.0	$103.0

The following table provides the amounts recognized in the consolidated balance sheets as of December 31 (in millions):

	2005	2004
Prepaid pension asset	$103.0	$103.0
Accrued benefit liability	(117.8)	(114.4)

Net pension liability	(14.8)	(11.4)
Intangible assets	0.7	0.8
Accumulated other comprehensive loss before tax benefit	117.1	113.6

Net amount recognized	$103.0	$103.0

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accumulated benefit obligation for the BFI Pension Plan was $375.9 million and $350.8 million at December 31, 2005 and 2004, respectively. The primary difference between the projected benefit obligation and the accumulated benefit obligation is that the projected benefit obligation includes assumptions about future compensation levels and the accumulated benefit obligation does not.
The following table provides the components of net periodic benefit cost for the years ended December 31 (in millions):

	2005	2004	2003
Service cost	$0.6	$0.8	$0.9
Interest cost	20.7	20.6	19.9
Expected return on plan assets	(28.2)	(28.0)	(25.9)
Recognized net actuarial loss	6.8	7.2	8.3
Amortization of prior service cost	0.1	0.1	0.1
Curtailment loss	—	1.1	—

Net periodic benefit cost	$—	$1.8	$3.3

The following table provides additional information regarding our pension plan for the years ended December 31 (in millions, except percentages):

	2005	2004	2003
Increase (decrease) in minimum pension liability included in other comprehensive income, net of tax	$2.2	$(2.6)	$(4.0)
Actual return on plan assets	$39.5	$37.8	$51.6
Actual rate of return on plan assets	11.7%	11.9%	19.0%
The assumptions used in the measurement of our benefit obligations for the current year and net periodic cost for the following year are shown in the following table (weighted average assumptions as of September 30):

	2005	2004	2003
Discount rate	5.75%	6.00%	6.25%
Average rate of compensation increase	4.00%	4.00%	4.00%
Expected return on plan assets	8.50%	8.50%	9.00%
In order to determine the discount rate used in the calculation of our obligations, our actuaries matched the timing and amount of our expected pension plan cash outflows to maturities of high-quality bonds as priced on our measurement date. Where that timing is beyond a currently published high-quality bond rate, the actuary’s model uses an expected yield curve to determine an appropriate current discount rate. The yields on the bonds are used to derive a discount rate for the liability. The term of our liability, based on the actuarial expected retirement dates of our workforce, is approximately 15 years. After the study is performed, we round to the nearest .25% to consider the level of judgment and variability in this estimate.
We determine the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing our expected rate of return assumption, we evaluate an analysis of historical actual performance and long-term return projections from our investment managers, which give consideration to our asset mix and anticipated length of obligation of our plan.
We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Historically, we have not invested in derivative instruments in our investment portfolio. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our plan target allocation for 2006, asset allocation at September 30, 2005 and 2004, and expected long-term rate of return by asset category for calendar year 2005:

				Weighted average
		Percentage of plan assets		expected long-term
		at September 30,		rate of return for
	Target allocation 2006	2005	2004	calendar year 2005
Equity securities	60%	63%	62%	9.9%
Debt securities	40%	37%	38%	6.6%

Total	100%	100%	100%	8.5%

The following table provides the benefit payments made during 2005 and 2004 and estimated future benefit payments (in millions):

Benefit payments:
2004	$15.9
2005	17.8

Estimated future payments:
2006	$11.1
2007	11.2
2008	11.4
2009	12.0
2010	13.0
Years 2011 - 2015	80.1
401(k) Plan —
The Parent sponsors the Allied Waste Industries, Inc. 401(k) Plan, a defined contribution plan, which is available to all eligible employees except those represented under certain collective bargaining agreements where benefits have been the subject of good faith bargaining. Eligible employees may contribute up to 25% of their annual compensation on a pre-tax basis. Participant’s contributions are subject to certain restrictions as set forth in the IRC. Allied matches in cash 50% of employee contributions, up to the first 5% of the employee’s compensation, which is deferred. Participant’s contributions vest immediately, and the employer contributions vest in increments of 20% based upon years of service. BFI’s matching contributions totaled $2.2 million, $2.3 million and $2.4 million for fiscal years 2005, 2004 and 2003, respectively.
9. Member’s Interest
Effective for 2005, Browning-Ferris Industries, Inc. was converted to a single member limited liability company (LLC). Allied NA, a wholly-owned subsidiary of Allied Waste Industries, Inc., is the sole member in Browning-Ferris Industries, LLC and therefore BFI continues to be wholly-owned by Allied NA, which ownership has not changed since Allied acquired BFI in 1999.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Stock Plans
Employee stock options —
Certain employees of BFI are eligible to participate in the stock option plans provided by Allied. Below is a description of the plans provided by Allied.
The Amended and Restated 1991 Incentive Stock Plan (1991 Plan), the Amended and Restated 1993 Incentive Stock Plan (1993 Plan) and the Amended and Restated 1994 Incentive Stock Plan (1994 Plan), (collectively the Plans) provide for the grant of incentive stock options, shares of restricted stock, shares of phantom stock and stock bonuses. The 1991 Plan limits the maximum number of shares that may be granted to not more than 10.5% of the number of fully diluted shares of common stock on the date of grant of an award. The 1991 Plan also limits awards in the form of restricted stock, stock bonuses, performance awards and phantom stock to not more than 25% of the aggregate shares available to be awarded or granted under the plan and limits the maximum number of options granted to any employee under the 1991 Plan to 500,000 per year (except in the case of initial grants). No new equity awards may be granted or awarded under the 1993 Plan. After taking into account previously granted awards, awards covering approximately 24.5 million shares of common stock were available under the Plans at December 31, 2005. Notwithstanding this provision, we have elected not to utilize all of the shares that would otherwise be available for grant under the 1991 Plan as the result of increases in the number of fully-diluted shares after December 31, 2004, and have limited the number of shares available for issuance under the 1991 Plan to 20.9 million shares. The Management Development/Compensation Committee of the Board of Directors of Allied generally determines the exercise price, term and other conditions applicable to each option granted. Options granted under the Plans have typically vested over three to five years. All of the options granted under the Plans expire ten years from their grant date.
A summary of the status of the approximate portion of Allied’s stock option awards that are allocated to BFI at December 31, 2005, 2004 and 2003 and for the years then ended is presented in the table and narrative below (number of options in millions):

	Year Ended December 31,
	2005			2004		2003
			Weighted		Weighted		Weighted
			Average		Average		Average
			Exercise		Exercise		Exercise
	Options		Price	Options	Price	Options	Price

Options outstanding, beginning of year	2.1		$12.42	2.5	$12.25	1.4	$12.18
Options granted	1.0		8.60	0.1	11.44	1.5	11.40
Options exercised	—	*	6.76	(0.1)	7.73	(0.1)	6.78
Options forfeited or expired	(0.4)		12.36	(0.4)	13.55	(0.3)	13.35

Options outstanding, end of year	2.7		11.57	2.1	12.42	2.5	12.25

Options exercisable, end of year	1.9		12.54	1.7	12.76	1.7	12.70

*	Amounts less than 100,000
The weighted average fair value of options granted was $4.49, $5.25 and $5.63 for the three years ended December 31, 2005. The Parent accounts for stock-based compensation plans under APB 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of our common stock upon the date of grant. Therefore, there has been no allocation of compensation expense to BFI related to options granted by Allied.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables summarize information about stock options outstanding at December 31, 2005, which are fully vested, partially vested and non-vested (number outstanding, in millions):
Fully Vested:

Options Outstanding and Exercisable
		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price
$6.00 — $9.63	0.2	3 years	$8.62
$10.00 — $13.55	1.2	5 years	$11.80
$15.00 — $26.38	0.3	3 years	$18.73

Partially Vested:

Options Outstanding
		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price
$9.03 — $9.70	0.1	8 years	$9.08
$12.06 — $13.78	0.2	8 years	$12.35

Options Exercisable
		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price
$9.03 — $9.70	0.1	8 years	$9.08
$12.06 — $13.78	0.1	8 years	$12.31

Non-Vested:

Options Outstanding
		Weighted Average	Weighted Average
Range of Exercise Prices	Number Outstanding	Remaining Life	Exercise Price
$7.68 — $9.09	0.7	10 years	$8.58
Employee restricted stock –
Under the terms of the 1991 Plan, the Management Development/Compensation Committee of the Board of Directors of Allied may award restricted stock to certain individuals. Restricted stock is common shares of Allied that cannot be sold or transferred and that remain subject to forfeiture until the award becomes “vested”.
The Management Development/Compensation Committee approved grants of approximately 0.1 million restricted stock units in December 2005, to key members of the field operating team. Prior to 2005, no grants of restricted stock units have been issued to members of the field operating team. These restricted stock units cannot be sold or transferred and are subject to forfeiture until they are fully vested. The restricted stock units vest over a period of five years, at the end of which they are automatically converted into shares of Allied’s common stock. The weighted-average grant-date fair value of the restricted stock units granted during 2005 was $8.83. At December 31, 2005, none of these restricted stock units were vested, and the 2005 expense was immaterial.
11. Income Taxes
Operating results of BFI are included in the consolidated federal income tax return of Allied for the periods ended December 31, 2005, 2004 and 2003. For purposes of determining state income tax liabilities, we file either a consolidated or separate return based on the filing regulations required by each state.
The allocation of consolidated taxes of Allied to BFI is determined as if we prepared a separate tax return, in accordance with the provisions of the SFAS No. 109, Accounting for Income Taxes. The income tax provision determined for BFI is reflected in due from Parent on BFI’s consolidated balance sheets. Deferred tax assets and liabilities (including any valuation allowance) are recognized, realized and maintained on a corporate-wide basis by Allied. These balances include items established relating to the acquisition of BFI that were based on certain assumptions that could possibly change based on the ultimate outcome of certain tax matters. As these tax accounts were established in purchase accounting, any future changes relating to these amounts will result in balance sheet reclassifications, which may include an adjustment to the goodwill relating to the acquisition of the predecessor entity. Allied’s valuation allowance at December 31, 2005 includes

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
approximately $19.6 million related to the acquisition of BFI, the subsequent reduction of which would result in an adjustment to goodwill. BFI was allocated a portion of Allied’s valuation allowance based on specific identification to its deferred tax assets.
The components of the income tax benefit consist of the following (in millions):

	For the Year Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Current tax provision	$8.0	$17.9	$19.3
Balance of tax benefit	(61.6)	(145.4)	(172.3)

Total	$(53.6)	$(127.5)	$(153.0)

The current tax provision represents Puerto Rico and various state income taxes paid and payable for the periods presented. The balance of the provision represents federal and deferred Puerto Rico and state income taxes. The income tax benefit allocated includes both current and deferred taxes, but under our tax sharing arrangement with the Parent, the total benefit is considered to be a current benefit, increases our cash flow from operating activities and is reflected in the due from Parent on our consolidated balance sheet.
The reconciliation of our income tax provision (benefit) at our federal statutory tax rate to the effective tax rate is as follows (in millions):

	For the Year Ended December 31,
	2005	2004	2003
		(Restated)	(Restated)
Federal statutory tax benefit	$(59.1)	$(126.1)	$(144.8)
Consolidated state taxes, net of federal benefit	(14.1)	(15.8)	(19.1)
Non-deductible write-off of goodwill and business combination costs	—	1.1	—
Effect of foreign operations	6.1	2.8	4.2
Interest on tax contingency, net of tax benefit	13.0	10.9	6.1
Other permanent differences	0.5	(0.4)	0.6

Income tax benefit	$(53.6)	$(127.5)	$(153.0)

Deferred tax assets and liabilities (including any valuation allowance) are recognized, realized and maintained on a corporate-wide basis by Allied. Our cumulative tax-effected temporary differences that have been recorded in due from Parent on our consolidated balance sheets are as follows (in millions):

	December 31,
	2005	2004
Cumulative Tax-Effected Future (Taxable) Deductible Temporary Differences:
Relating primarily to basis differences in landfills, fixed assets and other assets	$(181.2)	$(200.7)
Environmental, capping, closure and post-closure reserves	226.4	221.8
Other reserves	(1.1)	32.4

Total	$44.1	$53.5

Tax- effected state net operating loss carryforwards	$25.2	$32.3
Valuation allowance	(24.7)	(30.7)

Net carryforwards	$0.5	$1.6

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
Deferred income taxes have not been provided as of December 31, 2005 and 2004 on approximately $22.2 million and $28.5 million, respectively, of undistributed earnings of Puerto Rican affiliates, which are considered to be permanently reinvested. A determination of the U.S. income and foreign withholding taxes, if these earnings were remitted as dividends, is not practicable.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2003. A federal income tax audit for tax years ended September 30, 1996 through July 30, 1999 is complete with the exception of the matter discussed below.
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
We also received a notification from the IRS assessing a penalty of $5.4 million and interest of $12.8 million relating to the asserted $23 million deficiency. In December 2005, the IRS agreed to suspend the collection of this penalty and interest until a decision is rendered on our suit for refund.
The remaining tax years affected by the capital loss issue are currently being audited or reviewed by the IRS. A decision by the United States Court of Federal Claims on the litigation should resolve the issue in these years as well. If we were to win the case, the initial payments would be refunded to us, subject to an appeal. If we were to lose the case, the deficiency associated with the remaining tax years would be due, subject to an appeal. If we were to settle the case, the settlement would likely cover all affected tax years and any resulting deficiency would become due in the ordinary course of the audits. A deficiency payment would adversely impact our cash flow in the period the payment was made.
We continue to believe our position is well supported. If, however, the capital loss deduction is fully disallowed, we estimate it could have a potential federal and state cash tax impact (excluding penalties) of up to $310 million, of which approximately $33 million has been paid, plus accrued interest through December 31, 2005 of approximately $103 million ($62 million net of tax benefit).
Also, if the capital loss deduction is disallowed, the IRS could propose a penalty of up to 40% of the additional income tax due (including the $5.4 million already assessed). Because of several meritorious defenses, we believe the successful assertion of penalties is remote.
The potential tax and interest (but not penalties) impact of a full disallowance has been fully reserved on Allied’s consolidated balance sheet and is reflected in the due from Parent on our consolidated balance sheet. With regard to tax and accrued interest through December 31, 2005, a disallowance would not materially adversely affect our consolidated results of operations. The

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
periodic accrual of additional interest charged through the time at which this matter is resolved will continue to affect our consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.
12. Commitments and Contingencies
Litigation —
We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for legal matters and regulatory compliance contingencies when such costs are probable and can be reasonably estimated. During the year ended December 31, 2005, we reduced our selling, general and administrative expenses by $16.9 million as a result of favorable developments related to accruals for legal matters, primarily established at the time of Allied’s acquisition of BFI. We believe that costs of settlements or judgments arising from litigation in the normal course of business will not have a material adverse effect on our consolidated liquidity, financial position or results of operations. See Note 11, Income Taxes, for a discussion of our outstanding tax dispute with the IRS.
In the normal course of conducting our landfill operations, we are involved in legal and administrative proceedings relating to the process of obtaining and defending the permits that allow us to operate our landfills.
In September 1999, neighboring parties and the county drainage district filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from an unrelated dispute years ago related to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 2.6 million tons at December 31, 2005. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a judgment issued by a Texas state trial court in the civil lawsuit effectively revoked the expansion permit that was granted by the TCEQ in 2001, which would require us to operate the landfill according to a prior permit granted in 1988. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001 and has not, as yet, ruled on the need for us to post a bond to do so. Operationally, if necessary, we will attempt to obtain bonding that would allow us to continue to operate the landfill as usual during the appeals period. In the administrative expansion proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.
We are vigorously defending the civil litigation judgment in the Texas Court of Appeals and believe that the merits of our position will prevail. If the civil litigation appeal is not successful, the Texas Court of Appeals has a number of possible remedies, some of which could result in the landfill becoming impaired and/or requiring us to incur costs to relocate waste to another landfill. Such remedies could result in charges of up to $68 million to our consolidated statement of operations. It is not known when the Texas Court of Appeals will decide the case.
Royalties —
In connection with certain acquisitions, we have entered into agreements to pay royalties based on waste tonnage disposed at specified landfills. The payments are generally payable quarterly and amounts earned, but not paid, are accrued in the accompanying consolidated balance sheets. Royalties are expensed as tonnage is disposed of in the landfill.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease agreements —
We have operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year at December 31, 2005 are as follows (in millions):

2006	$23.9
2007	20.3
2008	4.3
2009	3.9
2010	7.2
Thereafter	9.2
Rental expense under such operating leases was approximately $23.4 million, $30.4 million and $32.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Financial assurances —
We are required to provide financial assurances to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs and/or related to our performance under certain collection, landfill and transfer station contracts. We satisfy the financial assurance requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. Additionally, we are required to provide financial assurances for our insurance program and collateral required for certain performance obligations.

These financial instruments are issued in the normal course of business and are not debt of the company. Since we currently have no liability for these financial assurance instruments, they are not reflected in the accompanying consolidated balance sheets. However, we have recorded capping, closure and post-closure liabilities and self-insurance as the liabilities are incurred under GAAP. The underlying obligations of the financial assurance instruments would be valued and recorded in the consolidated balance sheets if it is probable that we would be unable to perform our obligations under the financial assurance contracts. We do not expect this to occur.
Guarantees —
We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that relate to our activities prior to the divestiture and that may become known in the future. As of December 31, 2005, we estimate the contingent obligations associated with these indemnifications to be insignificant.
We have entered into agreements to guarantee to property owners the value of certain property that is adjacent to certain landfills. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees have been accounted for in accordance with SFAS No. 5, Accounting for Contingencies, in the Consolidated Financial Statements. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FIN 45 and were not significant in 2005 and 2004.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Related Party Transactions
All treasury functions are maintained by Allied. The amount due from Parent represents proceeds Allied received from the issuance of certain debt issued in connection with the financing of the BFI acquisition, in addition to the net advances to Parent in excess of obligations paid by the Parent on behalf of BFI. No interest is earned on the amount due from Parent.
We are charged for management, financial and other administrative services provided during the year by Allied, including allocations for overhead. Related charges for the years ended December 31, 2005, 2004 and 2003 were approximately $29.7 million, $29.1 million and $23.3 million, respectively, recorded in selling, general and administrative expenses. In addition, Allied maintains insurance coverage for us and we were charged for the cost of insurance $58.0 million, $60.3 million and $62.4 million during 2005, 2004 and 2003, respectively.
We provide services to, and receive services from, Allied and subsidiaries of Allied, which are recorded in our consolidated statement of operations. Related revenues and expenses for the years ended December 31, 2005, 2004 and 2003 were approximately $137.8 million, $137.8 million and $166.1 million, respectively, recorded in revenues, and $52.2 million, $50.6 million and $57.4 million, respectively, recorded in cost of operations.
We sell trade receivables at a discount to another subsidiary of Allied in connection with Allied’s receivables secured loan program. In connection with the sales, we recognized a loss of approximately $5.0 million, $13.4 million and $9.3 million recorded in selling, general and administrative expenses for the years ended December 31, 2005, 2004 and 2003, and recorded a note receivable due from affiliate of approximately $15.0 million in due from Parent as part of the initial sale of receivables. Allocated interest income on the note receivable was approximately $1.0 million, $0.9 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003.
In 2001, we entered into lease agreements with certain subsidiaries of Allied for equipment and vehicles. The associated lease expense is included in cost of operations for 2005, 2004 and 2003 of approximately $11.6 million, $10.3 million and $10.8 million, respectively.

Financial Statement Schedule -
Schedule II – Valuation and Qualifying Accounts (in millions):

	Balance at	Charges to	Other	Write-offs/	Balance at
	12/31/02	Expense	Charges(1)	Payments	12/31/03
Receivable realization allowance	$7.2	$6.1	$(0.2)	$(5.6)	$7.5
Acquisition related severance and termination costs	1.4	—	—	(0.8)	0.6
Acquisition related restructuring costs	3.2	—	0.4	(1.3)	2.3

	Balance at	Charges to	Other	Write-offs/	Balance at
	12/31/03	Expense	Charges(1)	Payments	12/31/04
Receivable realization allowance	$7.5	$2.1	$0.8	$(6.3)	$4.1
Acquisition related severance and termination costs	0.6	—	—	(0.4)	0.2
Acquisition related restructuring costs	2.3	—	(0.1)	(0.7)	1.5

	Balance at	Charges to	Other	Write-offs/	Balance at
	12/31/04	Expense	Charges(1)	Payments	12/31/05
Receivable realization allowance	$4.1	$3.8	$—	$(3.7)	$4.2
Acquisition related severance and termination costs	0.2	0.2	0.5	(0.1)	0.8
Acquisition related restructuring costs	1.5	—	(0.1)	(0.5)	0.9

(1) Amounts primarily relate to acquired and divested companies.

ALLIED WASTE INDUSTRIES, INC.
3. Exhibits

Exhibit No.	Description

2.1	Amended and Restated Agreement and Plan of Reorganization between Allied Waste Industries, Inc. and Rabanco Acquisition Company, Rabanco Acquisition Company Two, Rabanco Acquisition Company Three, Rabanco Acquisition Company Four, Rabanco Acquisition Company Five, Rabanco Acquisition Company Six, Rabanco Acquisition Company Seven, Rabanco Acquisition Company Eight, Rabanco Acquisition Company Nine, Rabanco Acquisition Company Ten, Rabanco Acquisition Company Eleven, and Rabanco Acquisition Company Twelve. Exhibit 2.4 to Allied’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.

2.2	Agreement and Plan of Merger dated as of August 10, 1998 by and among Allied Waste Industries, Inc., AWIN II Acquisition Corporation and American Disposal Services, Inc. Exhibit 2 to Allied’s Report on Form 8-K filed August 21, 1998 is incorporated herein by reference.

2.3	Agreement and Plan of Merger dated as of March 7, 1999 by and among Allied Waste Industries, Inc., AWIN I Acquisition Corporation and Browning-Ferris Industries, Inc. Exhibit 2 to Allied’s Report on Form 8-K filed March 16, 1999 is incorporated herein by reference.

3.1	Amended Certificate of Incorporation of Allied. Exhibit 3.1 to the Company’s Report on Form 10-K/A for the fiscal year ended December 31, 1996 is incorporated herein by reference.

3.1(i)	Amendment to Amended Certificate of Incorporation of Allied dated October 15, 1998. Exhibit 3.4 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.

3.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation of Allied dated January 23, 2003. Exhibit 3.1(ii) to the Company’s Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company as of May 13, 1997. Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.

3.2(i)	Amendment to the Amended and Restated Bylaws of the Company, effective June 30, 1999. Exhibit 3.2 to Allied’s Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference.

3.2(ii)	Amendment No. 2 to the Amended and Restated Bylaws of Allied Waste Industries, Inc., effective June 24, 2003. Exhibit 3.2 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference.

3.3	Certificate of Designations of 6-1/4% Series C Senior Mandatory Convertible Preferred Stock of Allied Waste Industries, Inc., as filed with the Delaware Secretary of State on April 8, 2003. Exhibit 3.01 to Allied’s Current Report on Form 8-K dated April 10, 2003 is incorporated by reference.

4.1	Eighth Supplemental Indenture relating to the 8-1/2% Senior Notes due 2008, dated November 27, 2001, among Allied NA, certain guarantors signature thereto, and U.S. Bank National Association, formerly U.S. Bank Trust National Association, as Trustee. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-82362) is incorporated by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

4.2	Sixth Supplemental Indenture relating to the 8-7/8% Senior Notes 2008, dated January 30, 2001, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.

4.3	Amendment No. 1 to Sixth Supplemental Indenture relating to the 8-7/8% Senior Notes due 2008, dated as of June 29, 2001, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.2 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.4	Senior Indenture relating to the 1998 Senior Notes dated as of December 23, 1998, by and among Allied NA and U.S. Bank Trust National Association, as Trustee, with respect to the 1998 Senior Notes and Exchange Notes. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.5	Seven Year Series Supplemental Indenture relating to the 1998 Seven Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.4 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.6	Form of Series B Seven Year Notes. Exhibit 4.25 to Allied’s Report on Form 10Q for the quarter ended March 31, 2004 is incorporated herein by reference.

4.7	Ten Year Series Supplemental Indenture relating to the 1998 Ten Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.6 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.8	Form of Series B Ten Year Notes. Exhibit 4.7 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.9	Fourth Supplemental Indenture relating to the 1998 Senior Notes, dated as of July 30, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.26 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

4.10	Fifth Supplemental Indenture relating to the 1998 Senior Notes, dated as of December 29, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.27 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2000, is incorporated herein by reference.

4.11	Seventh Supplemental Indenture relating to the 1998 Senior Notes and the 8-7/8% Senior Notes due 2008, dated as of June 29, 2001, among Allied NA, certain guarantors signatory thereto and U.S. Bank Trust National Association, as Trustee. Exhibit 4.21 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.12	Restated Indenture relating to debt issued by Browning-Ferris Industries, Inc., dated September 1, 1991, among BFI and First City, Texas-Houston, National Association, as Trustee. Exhibit 4.22 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.13	First Supplemental Indenture relating to the debt issued by Browning-Ferris Industries, Inc., dated July 30, 1999, among Allied, Allied NA, Browning-Ferris Industries, Inc. and Chase Bank of Texas, National Association, as Trustee. Exhibit 4.23 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

4.14	Subordinated Indenture, dated July 30, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee, regarding the 10% Senior Subordinated Notes due 2009 of Allied NA. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-91539), is incorporated herein by reference.

4.15	First Supplemental Indenture, dated July 30, 1999 among Allied NA, certain subsidiaries of Allied NA and U.S. Bank Trust, National Association, as Trustee, regarding 10% Senior Subordinated Notes due 2009 of Allied NA. Exhibit 4.3 to Allied’s Report on Form 8-K dated August 10, 1999, is incorporated herein by reference.

4.16	Second Supplemental Subordinated Indenture relating to the 10% Senior Subordinated Notes due 2009 of Allied NA, dated December 29, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.2 to Allied’s Registration Statement on Form S-4 (No. 333-91539), is incorporated herein by reference.

4.17	Ninth Supplemental Indenture relating to the 9 1/4% Senior Notes due 2012, dated November 15, 2002, among Allied NA, certain guarantors signatory thereto, and U.S. Bank National Association as Trustee. Exhibit 10.75 to Allied’s Report on Form 10-K for the year ended December 31, 2002.

4.18	Registration Rights Agreement, dated as of November 10, 2003, by and among the Company, the Guarantors and the initial purchasers, relating to $350 million aggregate principal amount of 6-1/2% Senior Notes due 2010. Exhibit 10.4 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference.

4.19	Eleventh Supplemental Indenture relating to the 6-1/2% Senior Notes due 2010, dated November 10, 2003, among Allied NA, certain guarantors signatory thereto, and U.S. Bank National Association as Trustee. Exhibit 10.5 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference.

4.20	Twelfth Supplemental Indenture governing the 5-3/4% Series A Senior Notes due 2011, dated January 27, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.58 to Allied Report on Form 10-K for the year ended December 31, 2003.

4.21	Thirteenth Supplemental Indenture governing the 6-1/8% Series A Senior Notes due 2014, dated January 27, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.59 to Allied Report on Form 10-K for the year ended December 31, 2003.

4.22	Second Amended and Restated Registration Rights Agreement, dated as of December 18, 2003, between Allied and the purchasers of the Series A Convertible Preferred Stock and related parties. Exhibit 10.60 to Allied Report on Form 10-K for the year ended December 31, 2003.

4.23	Third Amended and Restated Shareholders Agreement, dated as of December 18, 2003, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.61 to Allied Report on Form 10-K for the year ended December 31, 2003.

4.24	Registration Rights Agreement, dated as of April 20, 2004, by and among the Company, the Guarantors and the initial purchasers, relating to $275 million aggregate principal amount of 6-3/8% Senior Notes due 2011. Exhibit 10.20 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

4.25	Registration Rights Agreement, dated as of April 20, 2004, by and among the Company, the Guarantors and the initial purchasers, relating to $400 million aggregate principal amount of 7-3/8% Senior Notes due 2014. Exhibit 10.21 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

4.26	Fourteenth Supplemental Indenture governing the 7-3/8% Series A Senior Notes due 2014, dated April 20, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.22 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

4.27	Fifteenth Supplemental Indenture governing the 6-3/8% Series A Senior Notes due 2011, dated April 20, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.23 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

4.28	Indenture, dated as of April 20, 2004, among Allied Waste Industries, Inc., and U.S. Bank Trust National Association, as Trustee, regarding the 4-1/4% Senior Subordinated Convertible Debentures due 2034 of Allied Waste Industries, Inc. Exhibit 10.24 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

4.29	Tenth Supplemental Indenture governing the 7-7/8% Senior Notes due 2013, dated April 9, 2003, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated April 10, 2003 is incorporated by reference.

4.30	Form of 8-1/2% Senior Notes due 2008 (included in Exhibit 4.1).

4.31	Form of 8-7/8% Senior Notes due 2008. Exhibit 4.3 to Allied’s Registration Statement on Form S-4 (no. 333-61744) is incorporated herein by reference.

4.32	Form of 10% Series B Senior Subordinated Notes due 2009 (included in Exhibit 4.14) is incorporated herein by reference.

4.33	First Supplemental Indenture, dated as of December 31, 2004, between Browning-Ferris Industries, Inc., BBCO, and JP Morgan Chase Bank, National Association as trustee.

4.34	Sixteenth Supplemental Indenture, dated as of March 9, 2005, among the Registrant, Allied Waste North America, Inc., and U.S. Bank National Association, to the Indenture dated as of December 23, 1998 concerning the issuance of Senior Notes due 2015. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated March 10, 2005 is incorporated herein by reference.

4.35	Registration Rights Agreement, dated as of March 9, 2005, among the Registrant, Allied Waste North America, Inc., J.P. Morgan Securities Inc., UBS Securities LLC, Credit Suisse First Boston LLC, Wachovia Capital Markets, LLC, Banc of America Securities LLC, BNP Paribas Securities Corp., Calyon Securities (USA) and Scotia Capital (USA) Inc. concerning the registration of the 7 1/4% Senior Notes due 2015. Exhibit 1.02 to Allied’s Current Report on Form 8-K dated March 10, 2005 is incorporated herein by reference.

4.36	Supplemental Indenture to the Subordinated Supplemental Indenture, dated as of March 9, 2005, among Allied Waste North America, Inc., certain guarantors and U.S. Bank National Association, concerning the 10% Senior Subordinated Notes due 2009. Exhibit 1.03 to Allied’s Current Report on Form 8-K dated March 10, 2005 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

4.37	Supplemental Indenture to the Second Supplemental Indenture, dated as of March 9, 2005, among Allied Waste North America, Inc., certain guarantors and U.S. Bank National Association, concerning the 7 5/8% Senior Notes due 2006. Exhibit 1.04 to Allied’s Current Report on Form 8-K dated March 10, 2005 is incorporated herein by reference.

4.38	Form of Certificate of Designations of Series D Senior Mandatory Convertible Preferred Stock of Allied Waste Industries, Inc. Exhibit 2 to Allied Waste Industries, Inc.’s Report on Form 8-A dated March 3, 2005 is incorporated herein by reference.

10.1	Securities Purchase Agreement dated April 21, 1997 between Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.; Laidlaw Inc. and Laidlaw Transportation, Inc.; and Allied Waste Industries, Inc. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference.

10.2	1994 Amended and Restated Non-Employee Director Stock Option Plan of Allied. Exhibit B to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 28, 1994, is incorporated herein by reference.

10.3	Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit 10.2 to Allied’s Quarterly Report on Form 10-Q dated August 10, 1995, is incorporated herein by reference.

10.4	Second Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan of Allied. Exhibit A to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 25, 1995, is incorporated herein by reference.

10.5	Third Amendment to the 1994 Amended and Restated Non-Employee Director’s Stock Option Plan dated January 1, 1998. Exhibit 4.41 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.

10.6	Fourth Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan dated January 1, 1998. Exhibit 4.42 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.

10.7	Fifth Amendment to the 1994 Amended and Restated Non-Employee Directors’ Stock Option Plan dated May 26, 1999. Exhibit 4.43 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.

10.8	Amended and Restated 1994 Incentive Stock Plan. Exhibit 10.1 to Allied’s Quarterly Report on Form 10-Q dated May 31, 1996, is incorporated herein by reference.

10.9	Amended and Restated 1991 Incentive Stock Plan. Exhibit 3 to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 18, 2001, is incorporated herein by reference.

10.10	First Amendment to the 1991 Incentive Stock Plan dated August 8, 2001.

10.11	First Amendment to the 1994 Amended and Restated Incentive Stock Plan dated January 1, 1998. Exhibit 4.44 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.

10.12	1993 Incentive Stock Plan of Allied. Exhibit 10.3 to Allied’s Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.

10.13	Amendment No. 1 to the 1993 Incentive Stock Option Plan dated January 1, 1998. Exhibit 4.45 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.14	Amendment to the Allied Waste Industries, Inc. 1993 Incentive Stock Plan dated June 20, 2000. Exhibit 4.46 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002, is incorporated herein by reference.

10.15	Second Amendment to the 1993 Incentive Stock Plan dated December 12, 2002. Exhibit 10.44 to Allied’s Annual Report on Form 10-K, dated March 26, 2003, is incorporated herein by reference.

10.16	First Amendment to the 1994 Incentive Stock Plan, dated June 20, 2000, is incorporated herein by reference.

10.17	Second Amendment to the 1994 Incentive Stock Plan dated December 12, 2002. Exhibit 10.46 to Allied’s Annual Report on Form 10-K, dated March 26, 2003, is incorporated herein by reference.

10.18	Restated 1994 Non-Employee Director Stock Plan, dated April 3, 2002, is incorporated herein by reference.

10.19	Sixth Amendment to the 1994 Amended and Restated Non-Employee Director Stock Plan, dated April 3, 2002, is incorporated herein by reference.

10.20	Second Amendment to Restated 1991 Incentive Stock Plan dated December 12, 2002. Exhibit 10.49 to Allied’s Annual Report on Form 10-K dated March 26, 2003, is incorporated herein by reference.

10.21	Amended and Restated Collateral Trust Agreement, dated April 29, 2003, among Allied NA, certain of its subsidiaries, and JPMorgan Chase Bank, as Collateral Trustee. Exhibit 10.14 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.22	Amended and Restated Shared Collateral Pledge Agreement, dated April 29, 2003, among Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Trustee. Exhibit 10.13 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.23	Amended and Restated Shared Collateral Security Agreement, dated April 29, 2003, among Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Trustee. Exhibit 10.12 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.24	Amended and Restated Non-Shared Collateral Security Agreement, dated April 29, 2003, among Allied, Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Agent. Exhibit 10.10 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.25	Amended and Restated Non-Shared Collateral Pledge Agreement, dated April 29, 2003, among Allied, Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Agent. Exhibit 10.11 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.26	Amended and Restated Credit Agreement, dated April 29, 2003. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2003 is incorporated herein by reference.

10.27	Amendment to Amended and Restated Credit Agreement, dated as of August 20, 2003. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated August 25, 2003 is incorporated by reference.

10.28	Exchange Agreement, dated July 31, 2003, by and among Allied Waste Industries, Inc., and the Parties Listed on Schedule I thereto. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated August 6, 2003 is incorporated by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.29	Executive Employment Agreement between the Company and Thomas W. Ryan effective August 1, 2003. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference.

10.30	Amendment to Amended and Restated Credit Agreement, dated November 20, 2003. Exhibit 99.1 to Allied’s Current Report on Form 8-K dated November 26, 2003 is incorporated by reference.

10.31	Executive Employment Agreement between the Company and Thomas H. Van Weelden effective January 1, 2004. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.32	Executive Employment Agreement between the Company and Donald W. Slager effective January 1, 2004. Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.33	Executive Employment Agreement between the Company and Peter S. Hathaway effective January 1, 2004. Exhibit 10.3 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.34	Executive Employment Agreement between the Company and Steven M. Helm effective January 1, 2004. Exhibit 10.4 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.35	Long-Term Incentive Plan effective January 1, 2004. Exhibit 10.5 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.36	Third Amendment to the 1991 Incentive Stock Plan effective February 5, 2004. Exhibit 10.6 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.37	Fourth Amendment to the 1991 Incentive Stock Plan effective February 5, 2004. Exhibit 10.7 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.38	Amended and Restated 1991 Incentive Stock Plan effective February 5, 2004. Exhibit 10.8 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.39	Executive Deferred Compensation Plan effective February 5, 2004. Exhibit 10.9 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.40	Supplemental Executive Retirement Plan effective August 1, 2003. Exhibit 10.10 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.41	Amendment to the 1993 Incentive Stock Plan – 2004-1, effective February 5, 2004. Exhibit 10.11 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.42	Amendment to the 1993 Incentive Stock Plan – 2004-2, effective February 5, 2004. Exhibit 10.12 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.43	Restated 1993 Incentive Stock Plan effective February 5, 2004. Exhibit 10.13 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.44	Amendment to the 1994 Incentive Stock Plan – 2004-1, effective February 5, 2004. Exhibit 10.14 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.45	Amendment to the 1994 Incentive Stock Plan – 2004-2, effective February 5, 2004. Exhibit 10.15 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.46	Restated 1994 Incentive Stock Plan effective February 5, 2004. Exhibit 10.16 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.47	Restated 1994 Non-Employee Director Stock Plan effective February 5, 2004. Exhibit 10.17 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.48	Indemnification Agreement – Employees (Specimen Agreement with List of Covered Persons). Exhibit 10.18 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.49	Indemnification Agreement – Employees (List of Covered Persons). Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.

10.50	Indemnification Agreement – Non-Employee Directors (Specimen Agreement with List of Covered Persons). Exhibit 10.19 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

10.51	Indemnification Agreement – Non-Employee Directors (List of Covered Persons). Exhibit 10.3 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.

10.52	Third Amendment and Restatement, dated March 30, 2004, to the Credit Agreement, dated as of July 21, 1999, as amended and restated as of August 20, 2003, and further amended and restated as of November 20, 2003. Exhibit 99.1 to Allied’s Current Report on Form 8-K dated April 15, 2004 is incorporated herein by reference.

10.53	Fourth Amendment dated as of June 16, 2004, to the Credit Agreement dated as of July 21, 1999, as amended and restated as of March 30, 2004. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2004, is incorporated herein by reference.

10.54	Executive Employment Agreement between the Company and Charles H. Cotros effective October 4, 2004. Exhibit 10.1 to Allied’s Report on Form 8-K dated October 6, 2004 is incorporated herein by reference.

10.55	Option Agreement between the Company and Charles H. Cotros effective October 4, 2004. Exhibit 10.1 to Allied’s Report on Form 8-K dated October 6, 2004 is incorporated herein by reference.

10.56	Amendment to the Executive Employment Agreement between the Company and Thomas H. Van Weelden effective October 4, 2004. Exhibit 10.1 to Allied’s Report on Form 8-K dated October 6, 2004 is incorporated herein by reference.

10.57	Second Amendment to Executive Employment Agreement between Allied Waste Industries, Inc. and Thomas H. Van Weelden, effective October 25, 2004. Exhibit 10.03 to Allied’s Report on Form 8-K dated October 26, 2004 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.58	Form of Nonqualified Stock Option Agreement under the Amended and Restated 1991 Incentive Stock Option Plan. Exhibit 10.01 to Allied’s Report on Form 8-K dated December 10, 2004 is incorporated herein by reference.

10.59	Form of Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.02 to Allied’s Report on Form 8-K dated December 10, 2004 is incorporated herein by reference.

10.60	First Amendment to the Amended and Restated 1991 Incentive Stock Plan (As Amended and Restated effective February 5, 2004). Exhibit 10.03 to Allied’s Report on Form 8-K dated December 10, 2004 is incorporated herein by reference.

10.61	Form of Nonqualified Stock Option Agreement under the 1994 Amended and Restated Non-Employee Directors Stock Option Plan.

10.62	Form of Performance-Accelerated Restricted Stock Agreement under the Amended and Restated 1991 Incentive Stock Plan.

10.63	Form of the First Amendment to the Performance-Accelerated Restricted Stock Agreement, dated January 1, 2002, under the Amended and Restated 1991 Incentive Stock Plan.

10.64	Form of the Second Amendment to the Performance-Accelerated Restricted Stock Agreement, dated July 1, 2004, under the Amended and Restated 1991 Incentive Stock Plan.

10.65	Form of the Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan.

10.66	Form of the Amendment to the Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan.

10.67	Receivables Sale Agreement, dated as of March 7, 2003, among Allied Waste North America, Inc, as originators and Allied Receivables Funding Incorporated as buyer.

10.68	Credit and Security Agreement, dated as of March 7, 2003, among Allied Receivables Funding Incorporated as borrower, Allied Waste North America, Inc. as servicer, Blue Ridge Asset Funding Corporation as a lender, Wachovia Bank, National Association as a lender group agent and Wachovia Bank, National Association as agent.

10.69	Sixth Amendment to Credit and Security Agreement, effective September 30, 2004.

10.70	Seventh Amendment to Receivables Sale Agreement, effective September 30, 2004.

10.71	2005 Executive Deferred Compensation Plan, effective December 1, 2004.

10.72	Executive Employment Agreement between the Company and James E. Gray, effective January 3, 2001.

10.73	Form of Restricted Stock Agreement under 2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.

10.74	Form of Restricted Stock Units Agreement under 2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.3 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.

10.75	Form of Stock Option Agreement under 2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.4 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.76	2005 Senior Management Incentive Plan. Exhibit 10.5 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.

10.77	Form of Participation Letter under 2005 Senior Management Incentive Plan. Exhibit 10.6 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.

10.78	2005 Transition Plan for Senior and Key Management Employees. Exhibit 10.7 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.

10.79	Form of Participation Letter under 2005 Transition Plan for Senior and Key Management Employees. Exhibit 10.8 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.

10.80	First Amendment to Allied Waste Industries, Inc. Long-Term Incentive Plan. Exhibit 10.9 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.

10.81	Form of Award Letter under Allied Waste Industries, Inc. Long-Term Incentive Plan. Exhibit 10.10 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.

10.82	Credit Agreement dated as of July 21, 1999, as amended and restated as of March 21, 2005. Exhibit 10.11 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.

10.83	Executive Employment Agreement for Donald A. Swierenga. Exhibit 10.12 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005, is incorporated herein by reference.

10.84	Executive Employment Agreement between the Company and John J. Zillmer, dated May 27, 2005. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated May 27, 2005 is incorporated herein by reference.

10.85	Option Agreement between the Company and John J. Zillmer, dated May 27, 2005. Exhibit 10.02 to Allied’s Current Report on Form 8-K dated May 27, 2005 is incorporated herein by reference.

10.86	Restricted Stock Agreement between the Company and John J. Zillmer, dated May 27, 2005. Exhibit 10.03 to Allied’s Current Report on Form 8-K dated May 27, 2005 is incorporated herein by reference.

10.87	Indemnity Agreement between the Company and John J. Zillmer, dated May 27, 2005. Exhibit 10.04 to Allied’s Current Report on Form 8-K dated May 27, 2005 is incorporated herein by reference.

10.88	Eighth Amendment to the Receivables Sale Agreement, dated May 31, 2005 among Allied Waste North America, Inc, as originators and Allied Receivables Funding Incorporated as buyer. Exhibit 10.53 to Allied’s Registration Statement on Form S-4 (No. 333-126239) is incorporated herein by reference.

10.89	Ninth Amendment to the Credit and Security Agreement, dated May 31, 2005 among Allied Receivables Funding Incorporated as borrower, Allied Waste North America, Inc. as servicer, Blue Ridge Asset Funding Corporation as a lender, Wachovia Bank, National Association as agent, liquidity bank and lender group agent, Atlantic Asset Securitization Corp., as a lender and Calyon New York Branch, as Atlantic group agent and as Atlantic liquidity bank. Exhibit 10.54 to Allied’s Registration Statement on Form S-4 (No. 333-126239) is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.90	2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.7 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

10.91	Amendment to Non-Qualified Stock Option Agreements dated May 23, 2005, between Allied Waste Industries, Inc. and Warren B. Rudman. Exhibit 10.8 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

10.92	First Amendment to Executive Employment Agreement effective May 27, 2005, between Allied Waste Industries, Inc. and Charles H. Cotros. Exhibit 10.9 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

10.93	Summary of terms of interim housing arrangements, as approved on August 1, 2005, between the Company and John J. Zillmer. Exhibit 10.10 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

10.94	Summary of Individual Performance Goals under Senior Management Incentive Plan, as approved on August 1, 2005. Exhibit 10.11 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

10.95	Summary of Performance Goals Under Restricted Stock Agreement between the Company and John J. Zillmer. Exhibit 10.12 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

10.96	Summary of Compensatory Elements of Amended and Restated Airplane Policy dated August 1, 2005. Exhibit 10.13 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

10.97	Amended and Restated Schedule A, dated August 1, 2005, to the Supplemental Executive Retirement Plan. Exhibit 10.14 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005, is incorporated herein by reference.

10.98*	Amendment dated December 29, 2005, to the Executive Deferred Compensation Plan and 2005 Executive Deferred Compensation Plan.

10.99*	Form of Amendment dated December 30, 2005, to Performance-Accelerated Restricted Stock Agreement under the Amended and Restated 1991 Incentive Stock Plan.

10.100*	Form of Amendment dated December 30, 2005, to Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan

10.101*	Amendment dated as of November 14, 2005, to the Credit Agreement dated as of July 21, 1999 as amended and restated as of March 21, 2005, among Allied Waste Industries, Inc., Allied Waste North America, Inc.; the lenders part thereto; and JPMorgan Chase Bank, N.A., as administrative agent.

12.1*	Ratio of earnings to fixed charges and preferred stock dividends.

14*	Allied Waste Industries Code of Ethics.

21*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Section 302 Certifications of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer.

31.2*	Section 302 Certifications of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

*Filed herewith

Signatures
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED WASTE INDUSTRIES, INC.

Date: March 3, 2006	By:	/s/ Peter S. Hathaway

Peter S. Hathaway
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Zillmer	Director, Chairman of the Board of Directors and	3/3/06

John J. Zillmer	Chief Executive Officer (Principal Executive officer)

/s/ Peter S. Hathaway	Executive Vice President and Chief Financial Officer	3/3/06

Peter S. Hathaway	(Principal Financial Officer)

/s/ James E. Gray	Senior Vice President, Controller, and	3/3/06

James E. Gray	Chief Accounting Officer (Principal Accounting Officer)

/s/ Robert Agate		3/3/06

Robert Agate	Director

/s/ Leon D. Black		3/3/06

Leon D. Black	Director

/s/ Charles H. Cotros		3/3/06

Charles H. Cotros	Director

/s/ James W. Crownover		3/3/06

James W. Crownover	Director

/s/ Joshua J. Harris		3/3/06

Joshua J. Harris	Director

/s/ Dennis Hendrix		3/3/06

Dennis Hendrix	Director

/s/ J. Tomilson Hill		3/3/06

J. Tomilson Hill	Director

/s/ Nolan Lehmann		3/3/06

Nolan Lehmann	Director

/s/ James A. Quella		3/3/06

James A. Quella	Director

/s/ Antony P. Ressler		3/3/06

Antony P. Ressler	Director

Index to Exhibits

10.98*	Amendment dated December 29, 2005, to the Executive Deferred Compensation Plan and 2005 Executive Deferred Compensation Plan.

10.99*	Form of Amendment dated December 30, 2005, to Performance-Accelerated Restricted Stock Agreement under the Amended and Restated 1991 Incentive Stock Plan.

10.100*	Form of Amendment dated December 30, 2005, to Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan

10.101*	Amendment dated as of November 14, 2005, to the Credit Agreement dated as of July 21, 1999 as amended and restated as of March 21, 2005, among Allied Waste Industries, Inc., Allied Waste North America, Inc.; the lenders part thereto; and JPMorgan Chase Bank, N.A., as administrative agent.

12.1*	Ratio of earnings to fixed charges and preferred stock dividends.

14*	Allied Waste Industries Code of Ethics.

21*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Section 302 Certifications of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer.

31.2*	Section 302 Certifications of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

*Filed herewith