Form 10-Q
period 2006-03-31
ALLIED WASTE INDUSTRIES INC
filed 2006-05-03
CIK 848865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2006
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
Registrant’s telephone number, including area code: (480) 627-2700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding as of April 26, 2006

Common Stock	366,477,316

ALLIED WASTE INDUSTRIES, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current Assets —
Cash and cash equivalents	$43.7	$56.1
Accounts receivable, net of allowance of $18.8 and $17.8	670.8	690.5
Prepaid and other current assets	91.4	80.5
Deferred income taxes	114.9	93.3

Total current assets	920.8	920.4
Property and equipment, net	4,327.3	4,273.5
Goodwill	8,181.0	8,184.2
Other assets, net	239.1	247.5

Total assets	$13,668.2	$13,625.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$225.8	$238.5
Accounts payable	437.4	564.8
Current portion of accrued capping, closure, post-closure and environmental costs	94.0	95.8
Accrued interest	129.8	116.5
Other accrued liabilities	336.1	330.5
Unearned revenue	232.3	229.4

Total current liabilities	1,455.4	1,575.5
Long-term debt, less current portion	6,961.3	6,853.2
Deferred income taxes	354.7	305.5
Accrued capping, closure, post-closure and environmental costs, less current portion	807.0	796.8
Other long-term obligations	620.1	655.2
Commitments and Contingencies
Stockholders’ Equity —
Series C senior mandatory convertible preferred stock, $0.10 par value, 6.9 million shares authorized, issued and outstanding, liquidation preference of $50.00 per share, net of $11.9 million of issuance costs	333.1	333.1
Series D senior mandatory convertible preferred stock, $0.10 par value, 2.4 million shares authorized, issued and outstanding, liquidation preference of $250.00 per share, net of $19.2 million of issuance costs	580.8	580.8
Common stock, $0.01 par value, 525 million authorized shares, 331.4 million and 331.2 million shares issued and outstanding	3.3	3.3
Additional paid-in capital	2,444.5	2,440.7
Accumulated other comprehensive loss	(70.3)	(70.3)
Retained earnings	178.3	151.8

Total stockholders’ equity	3,469.7	3,439.4

Total liabilities and stockholders’ equity	$13,668.2	$13,625.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts, unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues	$1,438.7	$1,341.3
Cost of operations (exclusive of depreciation and amortization shown below)	943.3	874.9
Selling, general and administrative expenses	145.4	129.9
Depreciation and amortization	141.4	133.3

Operating income	208.6	203.2
Interest expense and other	132.7	203.6

Income (loss) before income taxes	75.9	(0.4)
Income tax expense (benefit)	35.1	(25.4)
Minority interest	(0.4)	0.3

Net income	41.2	24.7
Dividends on preferred stock	(14.7)	(7.7)

Net income available to common shareholders	$26.5	$17.0

Basic EPS:
Net income available to common shareholders	$0.08	$0.05

Weighted average common shares	330.1	319.3

Diluted EPS:
Net income available to common shareholders	$0.08	$0.05

Weighted average common and common equivalent shares	333.5	322.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities —
Net income	$41.2	$24.7
Adjustments to reconcile net income to cash provided by operating activities—
Provisions for:
Depreciation and amortization	141.4	133.3
Stock-based compensation expense	3.4	1.4
Doubtful accounts	4.7	0.7
Accretion of debt and amortization of debt issuance costs	5.5	6.2
Deferred income taxes	29.8	(31.6)
Gain on sale of fixed assets	(0.8)	(0.6)
Non-cash reduction in acquisition accruals	(2.4)	(0.6)
Write-off of deferred debt issuance costs	—	13.4
Change in operating assets and liabilities, excluding the effects of purchase acquisitions—
Accounts receivable, prepaid expenses, inventories and other assets	5.8	22.0
Accounts payable, accrued liabilities, unearned income and other	(59.3)	(82.7)
Capping, closure and post-closure accretion	12.8	12.7
Capping, closure, post-closure and environmental expenditures	(10.3)	(12.2)

Cash provided by operating activities	171.8	86.7

Investing activities —
Cost of acquisitions, net of cash acquired	(10.6)	(1.1)
Proceeds from divestitures, net of cash divested	12.1	0.4
Proceeds from sale of fixed assets	3.9	3.3
Capital expenditures, excluding acquisitions	(196.4)	(85.5)
Capitalized interest	(4.1)	(3.4)
Change in deferred acquisition costs, notes receivable and other	0.9	0.6

Cash used for investing activities	(194.2)	(85.7)

Financing activities —
Net proceeds from sale of Series D preferred stock	—	580.3
Proceeds from long-term debt, net of issuance costs	348.9	2,331.5
Payments of long-term debt	(255.0)	(2,794.5)
Payments of preferred stock dividends	(14.7)	(5.4)
Net change in disbursement account	(70.1)	(95.0)
Net proceeds from sale of common stock, exercise of stock options and other	0.9	95.6

Cash provided by financing activities	10.0	112.5

(Decrease) increase in cash and cash equivalents	(12.4)	113.5
Cash and cash equivalents, beginning of period	56.1	68.0

Cash and cash equivalents, end of period	$43.7	$181.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Allied Waste Industries, Inc. (Allied, we, us, our or the Company), a Delaware corporation, is the second largest, non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous waste collection, transfer, recycling and disposal services in 37 states and Puerto Rico, geographically identified as the Midwestern, Northeastern, Southeastern, Southwestern and Western regions.
The consolidated financial statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The December 31, 2005 balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (GAAP). The consolidated balance sheet as of December 31, 2005 and the unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe that the presentations and disclosures herein are adequate when read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2005. The consolidated financial statements as of March 31, 2006, and for the three months ended March 31, 2006 and 2005 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.
Operating results for interim periods are not necessarily indicative of the results for full years. These consolidated financial statements should be read in conjunction with our consolidated financial statements for the year ended December 31, 2005 and the related notes thereto included in our Annual Report on Form 10-K.
For the description of our significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 2005 in our Annual Report on Form 10-K.
Assets held for sale –
Certain operations were classified as assets held for sale in 2005, which did not qualify as discontinued operations. In the first quarter of 2005, we recorded a $3.7 million pre-tax loss in cost of operations and a benefit of approximately $27.0 million in our provision for income taxes, of which $25.5 million related to the stock basis of these assets held for sale. Since certain of these operations were sold pursuant to a stock sale agreement, we were able to recognize as a deferred tax asset the tax basis in the stock of these operations in the first quarter of 2005, which previously could not be recognized under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (SFAS 109). The sale of these assets was completed in the first quarter of 2006.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest expense capitalized –
We capitalize interest in connection with the construction of our landfill assets. Actual acquisition, permitting and construction costs incurred which relate to landfill assets under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a landfill asset is complete and available for use.
During the three months ended March 31, 2006 and 2005, we incurred gross interest expense of $132.0 million and $138.4 million, respectively, of which $4.1 million and $3.4 million, respectively, was capitalized.
Statements of cash flows –
The supplemental cash flow disclosures are as follows (in millions):

	Three Months Ended March 31,
	2006	2005
Supplemental Disclosures -
Interest paid (net of amounts capitalized)	$114.4	$148.0
Income taxes paid (net of refunds)	4.7	0.5

Non-Cash Transactions -
Liabilities incurred or assumed in acquisitions	$1.6	$0.0
Dividends accrued on preferred stock	8.5	7.7
Use of estimates –
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available and assumptions about the future. Actual results may differ significantly from the estimates.
Recently issued accounting pronouncements –
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which revises SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 (SAB 107), which provides the SEC’s view regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. In August 2005, the FASB issued FASB Staff Position (FSP) No. FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R) (FSP FAS 123(R)-1), which supercedes FSP Emerging Issues Task Force (EITF) 00-19-01, Application of EITF Issue No. 00-19 to Freestanding Financial Instruments Originally Issued as Employee Compensation, and

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amends paragraph 11(b) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). Subsequently, FSP FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), which provides guidance on the application of grant date provisions under SFAS 123(R), was issued in October 2005. In November 2005, the FASB issued FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to provide an alternative approach of accounting for the tax effects of employee share-based awards. In February 2006, the FASB issued FSP FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event, which amends paragraphs 32 and A229 of SFAS 123(R) and allows equity classification for awards with cash settlement features upon the occurrence of a contingent event that is outside of the employee’s control until it is probable that the contingent event will occur.
Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method, whereby compensation expense is only recognized in the consolidated statements of operations in the period beginning in January 1, 2006. Accordingly, compensation cost amounts for prior periods are contained in the Company’s footnotes but the consolidated financial statements have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense related to stock options recognized under SFAS 123(R) for the three months ended March 31, 2006 was approximately $1.0 million, net of tax, or less than $0.01 per diluted share. See Note 8, Stock Plans, for additional disclosures.
We have elected to adopt the alternative transition method provided in FSP FAS 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS 123(R).
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), which replaces APB Opinion No. 20, Accounting Changes (APB 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires “retrospective application” of the direct effect for a voluntary change in accounting principle to prior periods’ financial statements, if it is practical to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB 20, which requires that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. The adoption of SFAS 154 as of January 1, 2006 did not have a material impact on our financial position or results of operations.
In October 2005, the FASB issued FSP FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. This FSP requires rental costs associated with ground or building operating leases that are incurred during the construction period to be recognized as rental expense over the lease term, which includes the construction period. The adoption of FSP FAS 13-1 as of January 1, 2006 did not have a material impact on our financial position or results of operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Property and Equipment
Maintenance and repair expenses charged to cost of operations for the three months ended March 31, 2006 and 2005 were $125.3 million and $115.8 million, respectively. We recognized net pre-tax gain on the disposal of fixed assets for the three months ended March 31, 2006 and 2005 of $0.8 million and $0.6 million, respectively.
The following tables show the activity and balances related to property and equipment from December 31, 2005 through March 31, 2006 (in millions):

	Property and Equipment
	Balance at			Acquisitions,	Transfers	Balance at
	December 31,	Capital	Sales and	net of	and	March 31,
	2005	Additions	Retirements	Divestitures	Other(1)	2006
Land and improvements	$472.0	$2.7	$(1.0)	$(0.1)	$3.5	$477.1
Land held for permitting as landfills	114.0	1.0	—	(7.1)	(12.6)	95.3
Landfills	3,978.5	36.1	—	12.2	9.2	4,036.0
Buildings and improvements	506.6	3.6	(1.3)	(2.7)	(1.5)	504.7
Vehicles and equipment	2,039.6	138.7	(16.9)	(0.8)	0.2	2,160.8
Containers and compactors	920.7	14.1	(4.5)	(0.5)	—	929.8
Furniture and office equipment	52.7	0.2	(0.3)	—	—	52.6

Total	$8,084.1	$196.4	$(24.0)	$1.0	$(1.2)	$8,256.3

	Accumulated Depreciation and Amortization
		Depreciation
	Balance at	and		Acquisitions,	Transfers	Balance at
	December 31,	Amortization	Sales and	net of	and	March 31,
	2005	Expense	Retirements	Divestitures	Other(1)	2006
Land and improvements	$(31.7)	$(1.5)	$—	$—	$—	$(33.2)
Landfills	(1,839.9)	(61.7)	—	—	—	(1,901.6)
Buildings and improvements	(150.2)	(7.1)	0.5	0.1	0.1	(156.6)
Vehicles and equipment	(1,159.4)	(49.1)	16.1	1.3	(0.6)	(1,191.7)
Containers and compactors	(590.0)	(20.5)	4.0	0.8	—	(605.7)
Furniture and office equipment	(39.4)	(1.1)	0.3	—	—	(40.2)

Total	$(3,810.6)	$(141.0)	$20.9	$2.2	$(0.5)	$(3,929.0)

Property and equipment, net	$4,273.5	$55.4	$(3.1)	$3.2	$(1.7)	$4,327.3

(1)	Relates primarily to capitalized interest, reclass of landfill cover from land held for landfills and changes in our landfill retirement obligation asset for recognition of and adjustments to capping, closure and post-closure costs (see Note 6).

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Goodwill and Intangible Assets
At least annually, we perform an assessment of goodwill impairment by applying a fair value based test to each of our reporting units, which we define as each of our geographic operating segments. We completed our annual assessment of goodwill in the fourth quarter of 2005 and no impairment was recorded. The calculation of fair value is subject to judgments and estimates about future events. We estimated fair value based on projected net cash flows discounted using a weighted-average cost of capital of approximately 7.4% in 2005. In addition, consideration is also given to an earnings multiple approach as an indicator of the reasonableness of our discounted cash flows. The estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or changes to the market capitalization of our company. As a result of evaluating goodwill for impairment, we may recognize an impairment in one or more reporting units even though our fair value test indicates no impairment in other reporting units or no impairment if a test were to be performed on the Company as a whole.
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
The following table shows the activity and balances related to goodwill by reporting unit from December 31, 2005 through March 31, 2006 (in millions):

	Balance as of				Balance as of
	December 31, 2005	Acquisitions	Divestitures	Adjustments(1)	March 31, 2006
Midwestern	$2,169.1	$—	$(0.3)	$(1.0)	$2,167.8
Northeastern	1,796.5	—	—	(0.2)	1,796.3
Southeastern	1,584.0	—	—	(0.9)	1,583.1
Southwestern	1,316.9	0.8	—	(0.8)	1,316.9
Western	1,317.7	—	—	(0.8)	1,316.9

Total	$8,184.2	$0.8	$(0.3)	$(3.7)	$8,181.0

(1)	Primarily relates to an income tax adjustment associated with the acquisition of BFI in 1999.
In addition, we have other amortizable intangible assets included in other assets that consist primarily of the following at March 31, 2006 (in millions):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Non-compete agreements	$6.9	$5.8	$1.1
Other	2.9	0.6	2.3

Total	$9.8	$6.4	$3.4

Amortization expense for the three months ended March 31, 2006 and 2005 was $0.3 million and $0.4 million, respectively. Based upon the amortizable assets recorded in the balance sheet at March 31, 2006, amortization expense for each of the next five years is estimated to decline from $0.9 million to $0.4 million.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Long-term Debt
Long-term debt at March 31, 2006 and December 31, 2005 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, amortization of deferred debt issuance cost and the amortization or accretion of discounts or premiums (in millions, except percentages).

	Debt Balance at		Effective Interest Rate
	March 31,	December 31,	March 31,	December 31,
	2006	2005	2006	2005
Revolving credit facility ABR borrowings*	$11.4	$3.7	9.48%	9.00%
Revolving credit facility Adjusted LIBOR borrowings*	100.0	—	7.66	7.29
2005 Term loan B	1,275.0	1,275.0	6.96	6.33
Receivables secured loan	220.7	230.0	5.36	4.90
6.38% senior notes due 2008	155.5	154.7	8.34	8.34
8.88% senior notes due 2008	600.0	600.0	9.15	9.15
8.50% senior notes due 2008	750.0	750.0	8.78	8.78
6.50% senior notes due 2010	350.0	350.0	6.76	6.76
5.75% senior notes due 2011	400.0	400.0	6.00	6.00
6.38% senior notes due 2011	275.0	275.0	6.63	6.63
9.25% senior notes due 2012	251.1	251.1	9.40	9.40
7.88% senior notes due 2013	450.0	450.0	8.09	8.09
6.13% senior notes due 2014	425.0	425.0	6.30	6.30
7.25% senior notes due 2015	600.0	600.0	7.43	7.43
9.25% debentures due 2021	96.1	96.1	9.47	9.47
7.40% debentures due 2035	292.7	292.2	8.03	8.03
4.25% senior subordinated convertible debentures due 2034	230.0	230.0	4.34	4.34
7.38% senior unsecured notes due 2014	400.0	400.0	7.55	7.55
Solid waste revenue bond obligations, principal payable through 2031	280.8	283.9	6.73	6.81
Notes payable to banks, finance companies, and individuals, interest rates of 0.7% to 11.25%, and principal payable through 2014, secured by vehicles, equipment, real estate or accounts receivable **	4.8	5.1	4.22	4.32
Obligations under capital leases of vehicles and equipment **	13.0	13.2	9.05	9.08
Notes payable to individuals and a commercial company, interest rates of 5.99% to 9.50%, principal payable through 2010, unsecured **	6.0	6.7	8.08	7.93

Total debt **	7,187.1	7,091.7	7.43	7.29
Less: Current portion	225.8	238.5

Long-term portion	$6,961.3	$6,853.2

*	Reflects weighted average rate, excludes fees

**	Reflects weighted average interest rate
2005 Credit facility —
We have a senior secured credit facility (2005 Credit Facility) that includes at March 31, 2006: (i) a $1.575 billion Revolving Credit Facility due January 2010 (the 2005 Revolver), (ii) a $1.275 billion Term Loan due January 2012 (the 2005 Term Loan), and (iii) a $495.0 million Institutional Letter of Credit Facility due January 2012. The proceeds of the 2005 Term Loan were used to repay previously outstanding Term Loans B, C, and D under our 2003 Credit Facility. Of the $1.575 billion available under the 2005 Revolver, the entire amount may be used to support the issuance of letters of credit. At March 31, 2006, we had $111.4 million of borrowings outstanding and $431.5 million in letters of credit outstanding under the 2005 Revolver, leaving $1.032 billion capacity available under the 2005 Revolver.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Receivables secured loan —
We have an accounts receivable securitization program with two financial institutions that allows us to borrow up to $230 million on a revolving basis under a loan agreement secured by receivables. The agreements include a 364-day liquidity facility and a three-year purchase commitment. If we are unable to renew the liquidity facility when it matures on May 31, 2006, we will refinance any amounts outstanding with the portion of our senior credit facility, which matures in 2010, or with other long-term borrowings. Although we intend to renew the liquidity facility on May 31, 2006 and do not expect to repay the amounts within the next twelve months, the loan is classified as a current liability because it has a contractual maturity of less than one year.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2006, we were in compliance with all financial and other covenants under our 2005 Credit Facility. We are not subject to any minimum net worth covenants. At March 31, 2006, Total Debt/EBITDA(1) ratio, as defined by the 2005 Credit Facility, was 4.79:1 and our EBITDA(1)/Interest ratio was 2.47:1.

(1)	EBITDA, which is a non-GAAP measure used for covenants, is calculated in accordance with the definition in the 2005 Credit Facility agreement. In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies.
In addition, the 2005 Credit Facility restricts us from making certain types of payments, including dividend payments on our common and preferred stock. However, we are able to pay cash dividends on our Series C and Series D preferred stock.
All of our notes contain certain financial covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At March 31, 2006, we were in compliance with all applicable covenants.
2005 Refinancing –
During the first quarter of 2005, we executed a multifaceted refinancing plan for which the costs incurred to early extinguish debt during the three months ended March 31, 2005 were $62.8 million. These expenses were recorded in interest expense and other. There were no costs incurred to early extinguish debt during the three months ended March 31, 2006.
Collateral —
Our 2005 Credit Facility is secured by the stock of substantially all of our subsidiaries and a security interest in substantially all of our assets. A portion of the collateral that collateralizes the 2005 Credit Facility is shared as collateral with the holders of certain of our senior secured notes and debentures.
The senior secured notes and debentures are collateralized by the stock of substantially all of Browning-Ferris Industries, LLC (BFI) subsidiaries along with certain other Allied subsidiaries and a security interest in the assets of BFI, its domestic subsidiaries and certain other Allied subsidiaries. As of March 31, 2006, the book value of the assets of the subsidiaries that serve as collateral for these notes and debentures was approximately $8.7 billion, which represents approximately 64% of our consolidated total assets.
Derivative instruments and hedging activities —
Our risk management policy requires that no less than 70% of our total debt is fixed, either directly or effectively through interest rate swap contracts. From time to time, in order to adhere to the policy, we have entered into interest rate swap agreements for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Our strategy is to use interest rate swap contracts when such transactions will serve to reduce our aggregate exposure and meet the objectives of our risk management policy. These contracts are not entered into for trading purposes.
We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. At March 31, 2006, approximately 77% of our debt was fixed and 23% had variable interest rates. We had no interest rate swap contracts at March 31, 2006.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Stockholders’ Equity
Accumulated other comprehensive loss —
The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholders’ equity are as follows (in millions):

	March 31,	December 31,
	2006	2005
Minimum pension liability adjustment, net of taxes of $46.8	$(70.3)	$(70.3)

Accumulated other comprehensive loss	$(70.3)	$(70.3)

Comprehensive income —
The components of total comprehensive income are shown as follows (in millions):

	Three Months Ended March 31,
	2006	2005
Net income	$41.2	$24.7
Other comprehensive income:
Designated interest rate swap contracts gain, net of tax effect of $0.0 and $0.7	—	1.3

Total comprehensive income	$41.2	$26.0

Series C senior mandatory convertible preferred stock –
On April 1, 2006, each of the outstanding shares of our 6.25% Series C senior mandatory convertible preferred stock (Series C preferred stock) automatically converted into 4.9358 shares of our common stock pursuant to the terms of the certificate of designations governing the Series C preferred stock. This increased our common shares outstanding by approximately 34.1 million shares and eliminated annual cash dividends of $21.6 million.
The conversion rate, pursuant to the terms set forth in the certificate of designations, is equal to $50.00 divided by $10.13 (the threshold appreciation price), as the average of the closing prices per share of our common stock on each of the 20 consecutive trading days ending on March 29, 2006 (the third trading day preceding the conversion date) was greater than the threshold appreciation price. Each holder of Series C preferred stock on the applicable record date received a cash payment equal to the amount of accrued and unpaid dividends. As a result of the automatic conversion, we will no longer pay any future quarterly dividends in cash or stock in respect of the Series C preferred stock. Each holder of Series C preferred stock on the conversion date received cash in lieu of any fractional shares of common stock issued upon conversion of the Series C preferred stock.
6. Landfill Accounting
Landfill accounting —
We have a network of 169 owned or operated active landfills with a net book value of approximately $2.1 billion at March 31, 2006. In addition, we own or have responsibility for 107 closed landfills.
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
Landfill assets —
The following is a rollforward of our investment in our landfill assets excluding land held for future permitting as landfills (in millions):

Net Book	Net Book Value		Capping,			Net Book
Value at	of Landfills	Landfill	Closure and			Value at
December 31,	Acquired, net of	Development	Post Closure	Landfill		March 31,
2005	Divestitures	Costs	Accruals	Amortization	Other	2006
$2,138.6	$ 12.2	$ 40.2	$ 4.5	$ (61.7)	$ 0.6	$ 2,134.4
We expensed approximately $61.7 million and $57.3 million, respectively, or an average of $3.31 and $3.11 per ton consumed, related to landfill amortization during the three months ended March 31, 2006 and 2005, respectively.
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
Accretion expense for capping, closure and post-closure for the three months ended March 31, 2006 and 2005 was $12.8 million and $12.7 million, respectively, or an average of $0.69 per ton consumed for both periods. Changes in estimates of costs or disposal capacity are treated on a prospective basis for operating landfills and are recorded immediately in results of operations for fully incurred capping events and closed landfills.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
These estimates, however, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. As noted above, because of these uncertainties, we estimate a range of exposure for environmental liabilities. Using the high end of our estimate of the reasonably possible range, the outcome of these matters, which exclude capping, closure and post-closure costs, could result in approximately $23 million of additional liability.
The following table shows the activity and balances related to environmental accruals and for capping, closure and post-closure accruals related to open and closed landfills from December 31, 2005 through March 31, 2006 (in millions):

	Balance at				Balance at
	December 31,	Charges to			March 31,
	2005	Expense	Other(1)	Payments	2006
Environmental accruals	$272.8	$—	$(0.1)	$(4.9)	$267.8
Open landfills capping, closure, and post-closure accruals	419.8	8.9	6.0	(1.1)	433.6
Closed landfills capping, closure, and post-closure accruals	200.0	3.9	—	(4.3)	199.6

Total	$892.6	$12.8	$5.9	$(10.3)	$901.0

(1)	Amounts consist primarily of amounts accrued for capping, closure and post-closure liability to landfill assets during the period.
7. Employee Benefit Plans
Components of net periodic benefit cost —
The following tables provide the components of net periodic benefit cost for the BFI Pension Plan and the supplemental executive retirement plan (SERP) (in millions):

	Three Months Ended March 31,
BFI Pension Plan:	2006	2005
Service cost	$0.1	$0.1
Interest cost	5.3	5.2
Expected return on plan assets	(7.5)	(7.0)
Recognized net actuarial loss	1.7	1.7
Amortization of prior service cost	0.0	0.0
Curtailment	0.0	—

Net periodic benefit (income) cost	$(0.4)	$0.0

	Three Months Ended March 31,
SERP:	2006	2005
Service cost	$0.2	$0.2
Interest cost	0.2	0.2
Recognized net actuarial gain	(0.0)	—
Curtailment	(0.0)	0.0
Amortization of prior service cost	0.2	0.4

Net periodic benefit cost	$0.6	$0.8

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Stock Plans
Effective January 1, 2006, we adopted the provisions of SFAS 123(R), Share-Based Payment, which establishes the accounting for stock-based awards exchanged for employee services. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). We previously accounted for share-based compensation plans under APB 25 and the related interpretations and provided the required SFAS 123 pro forma disclosures for employee stock options.
Periods prior to the adoption of SFAS 123(R) –
Prior to the adoption of SFAS 123(R), we provided the disclosures required under SFAS 123. We did not recognize stock option-based compensation cost in our statement of operations for the periods prior to the adoption of SFAS 123(R), as all options granted had an exercise price equal to the fair value of our common stock on the date of grant. The following table presents the effect on net income available to common shareholders and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 (in millions, except per share data):

		Three Months Ended
		March 31, 2005
Net income available to common shareholders, as reported		$17.0
Total stock-based employee compensation expense determined under fair value based method, net of tax		(1.2)

Net income available to common shareholders, pro forma		$ 15.8

Basic earnings per share:	As reported	$0.05
	Pro forma	0.05

Diluted earnings per share:	As reported	$0.05
	Pro forma	0.05
In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

Three Months Ended
March 31, 2005
Risk free interest rate	3.1%
Expected life (in years)	5.0
Dividend rate	0.0%
Expected volatility	55%
Adoption of SFAS 123(R) –
We elected to adopt the modified prospective transition method as provided by SFAS 123(R). Under this method, we are required to recognize compensation expense for all awards granted after the date of adoption and for all the unvested portion of previously granted awards that remained outstanding at the date of adoption. Accordingly, financial statement amounts for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The effect of recording stock-based compensation expense for the three-month period ended March 31, 2006 was as follows (in millions, except per share data):

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended
March 31, 2006
Stock-based compensation expense by type of award:
Stock options	$1.6
Restricted stock awards (1)	1.8

Total stock-based compensation expense	$3.4
Tax effect on stock-based compensation expense	1.3

Net effect on net income available to common shareholders	$2.1

Effect on earnings per share:
Basic	$0.01
Diluted	0.01

(1)	Stock-based compensation expense related to restricted stock awards was recorded under the provisions of APB 25.
Employee stock options –
The Amended and Restated 1991 Incentive Stock Plan (1991 Plan), the Amended and Restated 1993 Incentive Stock Plan (1993 Plan) and the Amended and Restated 1994 Incentive Stock Plan (1994 Plan) (collectively the Employee Plans), provide for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock and stock bonuses. The 1991 Plan also provides for the grant of restricted stock units. Options granted under the Employee Plans typically vest over three to five years and expire ten years from their grant date. No further awards may be granted under the 1993 Plan. At March 31, 2006, there were 23.4 million shares of common stock available for award under the 1991 Plan and 1994 Plan.
In February 2006, the Board amended and restated the 1991 Plan to create the 2006 Incentive Stock Plan, subject to stockholder approval at the 2006 annual meeting of Allied’s stockholders.
As of January 1, 2006, Allied had deferred stock-based compensation expense related to stock options of $22.0 million before the impact of estimated forfeitures. Prior to the adoption of SFAS 123(R), we accounted for forfeitures upon occurrence. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Accordingly, as of January 1, 2006, we estimated that the stock-based compensation for the awards not expected to vest was $4.4 million, and therefore, the deferred stock-based compensation balance related to stock options was adjusted to $17.6 million after estimated forfeitures.
During the three months ended March 31, 2006, Allied granted 0.6 million stock options with an estimated total grant-date fair value of $2.5 million. Of this amount, we estimated that the stock-based compensation for the awards not expected to vest was $0.1 million. The weighted average fair value of options granted during the three months ended March 31, 2006 was $4.35 per share.
During the three months ended March 31, 2006, we recorded stock-based compensation related to stock options of $1.6 million or $1.0 million, net of tax, for all unvested options granted prior to and after the adoption of SFAS 123(R). At March 31, 2006, the deferred stock-based compensation balance, net of estimated forfeitures, related to stock options was $18.4 million and is expected to be recognized over an estimated weighted average amortization period of 3.8 years.
The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $0.6 million. The weighted average grant date fair value of stock options vested during the three months ended March 31, 2006 was $2.1 million. The income tax benefits from stock option exercises totaled $0.1 million for the three months ended March 31, 2006.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-employee director stock awards –
We provide stock option grants as well as restricted stock awards to non-employee members of the Board of Directors under our 2005 Non-Employee Director Equity Compensation Plan (the Director Plan). The maximum number of shares to be granted under the Director Plan is 2.75 million common shares, of which 1.3 million was available for issuance at March 31, 2006. Stock awards granted under the Director Plan generally vest over a period of one to three years and expire ten years from the grant date. Restricted stock awards cannot be sold or transferred and are subject to forfeiture until they are fully vested.
During the three months ended March 31, 2006, stock-based compensation related to non-employee directors’ awards was $0.1 million or $0.1 million, net of tax. During the three months ended March 31, 2006, approximately 14,000 shares have been forfeited and no shares were vested. At March 31, 2006, the deferred stock-based compensation balance related to these awards was $0.1 million and is expected to be recognized over an estimated weighted average amortization period of one year.
A summary of our stock option awards, including those granted to non-employee directors, for the three months ended March 31, 2006, is as follows:

	Number	Weighted	Weighted Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
	(in millions)	Price	(years)	(in millions)(1)
Outstanding, December 31, 2005	19.8	$11.57		$32.8
Granted	0.6	9.00		1.9
Exercised	(0.2)	8.27		(0.6)
Forfeited or expired	(0.4)	12.35		(0.5)

Outstanding, March 31, 2006	19.8	11.50	5.8	$33.6

Exercisable, March 31, 2006	14.3	12.47	4.6	$15.8

(1)	Based on our closing common stock price of $12.24 at March 31, 2006.
Restricted stock awards –
During 2000, our Management Development/Compensation Committee approved grants of approximately 7.0 million shares of restricted stock, with a weighted average grant-date fair value of $6.05, to key members of management under the Performance Accelerated Restricted Stock Agreement (PARSAP). Under the terms of the PARSAP, an award becomes partially vested after 4 years (1/7th at year 4 and 1/7th each year thereafter until fully vested at year 10). Generally, if the individual’s employment is terminated prior to vesting, the unvested shares are forfeited.
During 2005 and 2004, the Management Development/Compensation Committee approved grants of approximately 1.1 million and 0.2 million restricted stock units with a weighted average grant-date fair value of $8.83 and $13.38, respectively. These restricted stock units cannot be sold or transferred and are subject to forfeiture until they are fully vested. The restricted stock units vest over a period of three to five years, after which time they are automatically converted into shares of Allied’s common stock unless a participant has elected to defer the settlement of shares. Also during 2005, Allied granted 100,000 shares of restricted stock to its Chief Executive Officer. Half of those shares vest at a rate of 10,000 shares on May 27, 2006 and 833 shares per month thereafter, until all 50,000 shares are vested. The other half will vest solely based on achieving certain performance targets over a period of not more than seven years beginning on January 1, 2006.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the three months ended March 31, 2006, Allied granted approximately 0.2 million restricted stock units with an estimated total grant-date fair value of $1.5 million. Of this amount, we estimated the stock-based compensation for the awards not expected to vest was immaterial. The weighted average fair value of restricted stock units granted during the three months ended March 31, 2006 was $8.94 per share.
During the three months ended March 31, 2006, we recorded stock-based compensation related to restricted stock awards to employees of $1.7 million or $1.0 million, net of tax. During the three months ended March 31, 2006, approximately 45,000 shares were forfeited and approximately 0.2 million shares vested. At March 31, 2006, the deferred stock-based compensation balance related to non-vested restricted stock awards was $16.0 million and is expected to be recognized over an estimated weighted average amortization period of 3.9 years.
The weighted average grant date fair value of restricted stock awards vested during the three months ended March 31, 2006 was $1.6 million. The income tax benefits from restricted stock awards were immaterial for the three months ended March 31, 2006.
A summary of our restricted stock awards, including those granted to non-employee directors for the three months ended March 31, 2006, is as follows:

	Number	Weighted Average	Aggregate
	of	Remaining	Intrinsic
	Shares	Contractual Term	Value
	(in millions)	(years)	(in millions) (1)
Outstanding, December 31, 2005	4.9		$59.9
Granted	0.2		2.0
Vested	(0.2)		(1.9)
Forfeited	(0.0)		(0.6)

Outstanding, March 31, 2006	4.9	3.9	$59.4

(1)	Based on our closing common stock price of $12.24 at March 31, 2006.
Summary of non-vested awards –
A summary of the status of our non-vested shares at March 31, 2006 and changes during the three months ended March 31, 2006 is as follows:

	Stock Options		Restricted Stock Awards
	Number		Number
	of	Weighted	of	Weighted
	Shares	Average Grant	Shares	Average Grant
	(in millions)	Date Fair Value	(in millions)	Date Fair Value
Non-vested balance at December 31, 2005	5.6	$4.68	4.9	$7.13
Granted	0.6	4.35	0.2	8.94
Vested	(0.5)	4.87	(0.2)	10.38
Forfeited	(0.2)	5.03	(0.0)	8.38

Non-vested balance at March 31, 2006	5.5	4.62	4.9	7.07

Valuation assumptions –
In connection with the adoption of SFAS 123(R), we assessed our valuation technique and related assumptions. Consistent with the provisions of SFAS 123(R), SAB 107 and our prior period pro forma disclosures, we estimated the fair value of stock options on the date of grant using a Black-Scholes option valuation model that uses the assumptions in the following table. The fair value of each option grant is recognized using the straight-line attribution approach.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended
March 31, 2006
Risk free interest rate	3.8%
Expected life (in years)	6.6
Dividend rate	0.0%
Expected volatility	46.4%
The risk-free interest rate is based on a zero-coupon U.S. Treasury bill rate on the date of grant with the maturity date approximately equal to the expected life at the grant date. The expected life of the options is determined using the simplified method as provided by SAB 107 for “plain vanilla” options. Allied has not issued any dividends on common stock. Based on this history and current plans, the dividend rate is assumed to be zero. The Company derives its expected volatility based on a combination of the implied volatility of its traded options and daily historical volatility of its stock price. Prior to the adoption of SFAS 123(R), the Company used historical volatility of its stock price for its pro forma disclosures.
9. Net Income Per Common Share
Net income per common share is calculated by dividing net income less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2006	2005
Basic earnings per share computation:
Net income	$41.2	$24.7
Less: Dividends on preferred stock	14.7	7.7

Net income available to common shareholders	$26.5	$17.0

Weighted average common shares outstanding	330.1	319.3

Basic earnings per share	$0.08	$0.05

Diluted earnings per share computation:
Net income	$41.2	$24.7
Less: Dividends on preferred stock	14.7	7.7

Net income available to common shareholders	$26.5	$17.0

Weighted average common shares outstanding	330.1	319.3
Dilutive effect of stock, stock options and contingently issuable shares	3.4	3.5

Weighted average common and common equivalent shares outstanding	333.5	322.8

Diluted earnings per share	$0.08	$0.05

In calculating earnings per share, we have not assumed conversion of the following securities into common shares since the effects of those conversions would not be dilutive common shares (in millions):

	Three Months Ended March 31,
	2006	2005
Stock options	11.6	17.8
Series C preferred stock	34.1	41.6
Series D preferred stock	60.8	18.6
Senior subordinated convertible debentures	11.3	11.3

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Commitments and Contingencies
Litigation –
We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for legal matters and regulatory compliance contingencies when such costs are probable and can be reasonably estimated. We do not believe that matters in process at March 31, 2006 will have a material adverse effect on our consolidated liquidity, financial position or results of operations. See Tax contingencies below for a discussion of our outstanding tax dispute with the Internal Revenue Service (IRS).
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
In September 1999, neighboring parties and the county drainage district filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from an unrelated dispute years ago related to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 2.4 million tons at March 31, 2006. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a judgment issued by a Texas state trial court in the civil lawsuit effectively revoked the expansion permit that was granted by the TCEQ in 2001, which would require us to operate the landfill according to a prior permit granted in 1988. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In April 2006, the Texas Court of Appeals ruled on the civil litigation. The court dissolved the permanent injunction which would have effectively prevented us from operating the landfill under the expansion permit, but also required us to pay a damage award of approximately $2 million plus attorney’s fees and interest, the amount of such fees has not yet been determined. On April 27, 2006, appellees filed a motion for rehearing, which is under consideration by the Texas Court of Appeals. We do not expect the court to rule on such motion for the next several months and believe that it is unlikely that the court will grant the motion for rehearing. We are evaluating our options regarding the opinion, including whether to file our own motion for rehearing.
Employment agreements –
We have entered into employment agreements with certain of our executive officers for periods up to two years. Under these agreements, in some circumstances, including a change in control as defined in the employment agreements, we may be obligated to pay an amount up to three times the sum of the executive’s base salary and targeted bonus. Also, in the event of a change in control, our executive officers may be entitled to a gross-up of certain excise taxes incurred, provided that the fair market value of our shares is at or greater than a specified price as of the date of the change in control. If an executive officer’s employment is terminated under certain circumstances, the executive may be entitled to continued medical, dental and/or vision coverage, continued vesting in outstanding awards of restricted stock and restricted stock units, continued vesting and exercisability of the executive’s stock options, and continued coverage under our directors’ and officers’ liability insurance, among other matters. In addition, our executive officers may be entitled to retirement payments equal to up to 60% of their base salary, paid over a period of 10 years under our supplemental executive retirement plan.
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
Financial assurances —
We are required to provide financial assurances to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs and/or related to performance under certain collection, landfill and transfer station contracts. We satisfy the financial assurance requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. Additionally, we are required to provide financial assurances for our insurance program and collateral required for certain performance obligations.
At March 31, 2006, we had the following financial assurance instruments (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$644.0	$—	$—	$—	$644.0
Surety bonds	528.5	495.5	—	—	1,024.0
Trust deposits	81.7	—	—	—	81.7
Letters of credit(1)	489.8	46.2	282.0	108.5	926.5

Total	$1,744.0	$541.7	$282.0	$108.5	$2,676.2

(1)	At March 31, 2006 these amounts were issued under the 2005 Revolver and the Institutional Letter of Credit Facility under our 2005 Credit Facility.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Off-balance sheet arrangements —
We have no off-balance sheet debt or similar obligations, other than operating leases and financial assurance instruments discussed above, which are not classified as debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt.
Guarantees —
We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that relate to our activities prior to the divestiture and that may become known in the future. As of March 31, 2006, we estimated the contingent obligations associated with these indemnifications to be insignificant.
We have entered into agreements to guarantee property owners the value of certain property that is adjacent to certain landfills. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees have been accounted for in accordance with SFAS No. 5, Accounting for Contingencies, in the consolidated financial statements. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and were not significant during the three months ended March 31, 2006 and 2005.
Tax contingencies –
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
In April 2005, the Appeals Office of the IRS upheld the disallowance of the capital loss deduction. As a result, in late April 2005 we paid a deficiency to the IRS of $23 million for BFI tax years prior to the acquisition. In July 2005, we filed a suit for refund in the United States Court of Federal Claims. Based on the complexity of the case, we estimate it will likely take a number of years to fully try the case and obtain a decision. Furthermore, depending on the circumstances at that time, the losing party may appeal the decision to the Court of Appeals for the Federal Circuit. A settlement, however, could occur at any time during the litigation process.
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
We continue to believe our position is well supported. If, however, the capital loss deduction is fully disallowed, we estimate it could have a potential federal and state cash tax impact (excluding penalties) of up to $310 million, of which approximately $33 million has been paid, plus accrued interest through March 31, 2006 of approximately $110 million ($66 million net of tax benefit).
Also, if the capital loss deduction is disallowed, the IRS could propose a penalty of up to 40% of the additional income tax due (including the $5.4 million already assessed). Because of several meritorious defenses, we believe the successful assertion of penalties is remote.
The potential tax and interest (but not penalties) impact of a full disallowance has been fully reserved on our consolidated balance sheet. With regard to tax and accrued interest through March 31, 2006, a disallowance would not materially adversely affect our consolidated results of operations. The periodic accrual of additional interest charged through the time at which this matter is resolved will continue to affect our consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.

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
We manage our operations through five geographic operating segments: Midwestern, Northeastern, Southeastern, Southwestern and Western. Each region is responsible for managing several vertically integrated operations, which are comprised of districts. Results by segment have been restated for previous periods to reflect the changes in organizational structure that were effective October 1, 2005.
The tables below reflect information relating to our geographic operating segments (in millions):
Revenues:

	Three Months Ended March 31,
	2006	2005
Midwestern	$289.1	$277.2
Northeastern	303.4	294.5
Southeastern	258.2	236.2
Southwestern	221.8	200.4
Western	342.0	322.5

Total reportable segments	1,414.5	1,330.8
Other (1)	24.2	10.5

Total per financial statements	$1,438.7	$1,341.3

(1)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a region basis.
Operating income before depreciation and amortization: (1)

	Three Months Ended March 31,
	2006	2005
Midwestern	$78.1	$80.1
Northeastern	72.0	71.0
Southeastern	72.7	70.0
Southwestern	65.4	59.9
Western	104.2	102.4

(1)	See the following table for the reconciliation to income before income taxes and minority interest per the consolidated statements of operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation of reportable segment primary measure of profitability to income before income taxes and minority interest is as follows (in millions):

	Three Months Ended March 31,
	2006	2005
Total operating income before depreciation and amortization for reportable segments	$392.4	$383.4
Other(1)	(42.4)	(46.9)
Depreciation and amortization	(141.4)	(133.3)
Interest expense and other	(132.7)	(203.6)

Income before taxes and minority interest	$75.9	$(0.4)

(1)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a region basis.
Amounts of our total revenue attributable to services provided are as follows (in millions):

	Three Months Ended March 31,
	2006	2005(1)
Collection
Residential	$295.9	$289.3
Commercial	364.2	336.6
Roll-off(2)	316.9	283.4
Recycling	46.9	48.9

Total Collection	1,023.9	958.2

Disposal
Landfill	198.4	180.6
Transfer	96.5	97.0

Total Disposal	294.9	277.6

Recycling — Commodity	50.4	56.7

Other(3)	69.5	48.8

Total Revenues	$1,438.7	$1,341.3

(1)	The revenue mix for 2005 reflects the reclassification of transportation revenue out of collection, disposal and recycling-commodity revenue to other revenue.

(2)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(3)	Consists primarily of revenue from national accounts where the work has been subcontracted, revenue generated from waste transported via railway and revenue from liquid waste.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Condensed Consolidating Financial Statements
Most of our outstanding debt is issued by Allied NA, our wholly-owned subsidiary, or BFI. The 8.50% senior notes due 2008, the 8.88% senior notes due 2008, the 6.50% senior notes due 2010, the 5.75% senior notes due 2011, the 6.38% senior notes due 2011, the 9.25% senior notes due 2012, the 7.88% senior notes due 2013, the 6.13% senior notes due 2014, the 7.25% senior notes due 2015 and the 7.38% senior unsecured notes due 2014 issued by Allied NA, and certain other debt issued by BFI and the 2005 Credit Facility are guaranteed by us. The 6.38% senior notes due 2008, the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by BFI are guaranteed by Allied NA and Allied. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are Condensed Consolidating Balance Sheets as of March 31, 2006 and December 31, 2005 and the related Condensed Consolidating Statements of Operations and Cash Flows for the three months ended March 31, 2006 and 2005 of Allied Waste Industries, Inc. (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries that are not guarantors (Non-Guarantors).
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	March 31, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$—	$—	$39.9	$3.8	$—	$43.7
Accounts receivable, net	—	—	300.9	369.9	—	670.8
Prepaid and other current assets	—	0.5	52.9	95.1	(57.1)	91.4
Deferred income taxes	—	—	109.0	5.9	—	114.9

Total current assets	—	0.5	502.7	474.7	(57.1)	920.8
Property and equipment, net	—	—	4,300.2	27.1	—	4,327.3
Goodwill	—	—	8,108.6	72.4	—	8,181.0
Investment in subsidiaries	2,269.9	14,572.0	404.9	—	(17,246.8)	—
Other assets, net	5.7	85.1	6.6	1,193.1	(1,051.4)	239.1

Total assets	$2,275.6	$14,657.6	$13,323.0	$1,767.3	$(18,355.3)	$13,668.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$—	$5.1	$220.7	$—	$225.8
Accounts payable	—	—	432.8	4.6	—	437.4
Accrued closure, post-closure and environmental costs	—	—	18.9	75.1	—	94.0
Accrued interest	4.5	110.1	71.1	1.2	(57.1)	129.8
Other accrued liabilities	53.5	0.3	54.5	227.8	—	336.1
Unearned revenue	—	—	225.3	7.0	—	232.3

Total current liabilities	58.0	110.4	807.7	536.4	(57.1)	1,455.4
Long-term debt, less current portion	230.0	5,887.4	843.9	—	—	6,961.3
Deferred income taxes	—	—	364.4	(9.7)	—	354.7
Accrued closure, post-closure and environmental costs	—	—	365.4	441.6	—	807.0
Due to (from) parent	(1,500.9)	6,416.9	(4,898.3)	(17.7)	—	—
Other long-term obligations	18.8	—	1,594.3	59.4	(1,052.4)	620.1
Stockholders’ equity	3,469.7	2,242.9	14,245.6	757.3	(17,245.8)	3,469.7

Total liabilities and stockholders’ equity	$2,275.6	$14,657.6	$13,323.0	$1,767.3	$(18,355.3)	$13,668.2

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	December 31, 2005
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$—	$—	$53.1	$3.0	$—	$56.1
Accounts receivable, net	—	—	302.6	387.9	—	690.5
Prepaid and other current assets	—	0.1	52.2	67.4	(39.2)	80.5
Deferred income taxes	—	—	87.4	5.9	—	93.3

Total current assets	—	0.1	495.3	464.2	(39.2)	920.4
Property and equipment, net	—	1.4	4,244.8	27.3	—	4,273.5
Goodwill	—	—	8,111.8	72.4	—	8,184.2
Investment in subsidiaries	2,242.9	14,469.2	396.5	—	(17,108.6)	—
Other assets, net	5.8	89.0	9.5	1,202.0	(1,058.8)	247.5

Total assets	$2,248.7	$14,559.7	$13,257.9	$1,765.9	$(18,206.6)	$13,625.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$—	$8.5	$230.0	$—	$238.5
Accounts payable	—	0.1	559.3	5.4	—	564.8
Accrued closure, post-closure and environmental costs	—	—	20.7	75.1	—	95.8
Accrued interest	2.1	93.6	58.8	1.2	(39.2)	116.5
Other accrued liabilities	90.2	9.3	7.6	223.4	—	330.5
Unearned revenue	—	—	222.9	6.5	—	229.4

Total current liabilities	92.3	103.0	877.8	541.6	(39.2)	1,575.5
Long-term debt, less current portion	230.0	5,779.8	843.4	—	—	6,853.2
Deferred income taxes	—	—	315.5	(10.0)	—	305.5
Accrued closure, post-closure and environmental costs	—	—	348.1	448.7	—	796.8
Due to (from) parent	(1,531.6)	6,457.5	(4,893.6)	(32.3)	—	—
Other long-term obligations	18.6	—	1,624.1	72.3	(1,059.8)	655.2
Stockholders’ equity	3,439.4	2,219.4	14,142.6	745.6	(17,107.6)	3,439.4

Total liabilities and stockholders’ equity	$2,248.7	$14,559.7	$13,257.9	$1,765.9	$(18,206.6)	$13,625.6

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Three Months Ended March 31, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,383.7	$55.0	$—	$1,438.7
Cost of operations	—	(0.2)	893.5	50.0	—	943.3
Selling, general and administrative expenses	6.0	—	135.1	4.3	—	145.4
Depreciation and amortization	—	0.5	138.8	2.1	—	141.4

Operating (loss) income	(6.0)	(0.3)	216.3	(1.4)	—	208.6
Equity in earnings of subsidiaries	(25.0)	(106.9)	(6.3)	—	138.2	—
Interest expense (income) and other	2.8	109.0	22.0	(1.1)	—	132.7
Intercompany interest (income) expense	(34.2)	29.6	24.0	(19.4)	—	—
Management fees	(2.1)	—	1.7	0.4	—	—

Income (loss) before income taxes	52.5	(32.0)	174.9	18.7	(138.2)	75.9
Income tax expense (benefit)	11.3	(55.6)	72.0	7.4	—	35.1
Minority interest	—	—	—	(0.4)	—	(0.4)

Net income	41.2	23.6	102.9	11.7	(138.2)	41.2
Dividends on preferred stock	(14.7)	—	—	—	—	(14.7)

Net income available to common shareholders	$26.5	$23.6	$102.9	$11.7	$(138.2)	$26.5

	Three Months Ended March 31, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,284.8	$56.5	$—	$1,341.3
Cost of operations	—	(0.4)	827.7	47.6	—	874.9
Selling, general and administrative expenses	5.4	—	121.5	3.0	—	129.9
Depreciation and amortization	—	—	131.8	1.5	—	133.3

Operating (loss) income	(5.4)	0.4	203.8	4.4	—	203.2
Equity in earnings of subsidiaries	(15.9)	(141.0)	(6.3)	—	163.2	—
Interest expense (income) and other	2.8	179.7	22.7	(1.6)	—	203.6
Intercompany interest (income) expense	(22.7)	20.2	21.6	(19.1)	—	—
Management fees	(1.2)	—	0.8	0.4	—	—

Income (loss) before income taxes	31.6	(58.5)	165.0	24.7	(163.2)	(0.4)
Income tax expense (benefit)	6.9	(79.8)	37.8	9.7	—	(25.4)
Minority interest	—	—	—	0.3	—	0.3

Net income	24.7	21.3	127.2	14.7	(163.2)	24.7
Dividends on preferred stock	(7.7)	—	—	—	—	(7.7)

Net income available to common shareholders	$17.0	$21.3	$127.2	$14.7	$(163.2)	$17.0

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities	$(1.0)	$(122.6)	$298.7	$(3.3)	$—	$171.8

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	1.5	—	—	1.5
Proceeds from sale of fixed assets	—	—	3.9	—	—	3.9
Capital expenditures, excluding acquisitions	—	—	(194.4)	(2.0)	—	(196.4)
Capitalized interest	—	—	(4.1)	—	—	(4.1)
Change in deferred acquisition costs, notes receivable and other	—	—	0.9	—	—	0.9

Cash used for investing activities	—	—	(192.2)	(2.0)	—	(194.2)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	348.1	—	0.8	—	348.9
Payments of long-term debt	—	(240.4)	(4.5)	(10.1)	—	(255.0)
Payments of preferred stock dividend	(14.7)	—	—	—	—	(14.7)
Net change in disbursement account	—	—	(70.1)	—	—	(70.1)
Net proceeds from sale of common stock, exercise of stock options and other	0.9	—	—	—	—	0.9
Intercompany between issuer and subsidiary	14.8	14.9	(45.1)	15.4	—	—

Cash provided by (used for) financing activities	1.0	122.6	(119.7)	6.1	—	10.0

(Decrease) increase in cash and cash equivalents	—	—	(13.2)	0.8	—	(12.4)
Cash and cash equivalents, beginning of period	—	—	53.1	3.0	—	56.1

Cash and cash equivalents, end of period	$—	$—	$39.9	$3.8	$—	$43.7

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities	$(95.6)	$309.3	$(147.2)	$20.2	$—	$86.7

Investing activities —
Proceeds from divestitures (cost of acquisitions) , net of cash divested/acquired	—	—	(0.7)	—	—	(0.7)
Proceeds from sale of fixed assets	—	—	3.3	—	—	3.3
Capital expenditures, excluding acquisitions	—	—	(84.8)	(0.7)	—	(85.5)
Capitalized interest	—	—	(3.4)	—	—	(3.4)
Change in deferred acquisitions costs, notes receivable and other	—	—	0.6	—	—	0.6

Cash used for investing activities	—	—	(85.0)	(0.7)	—	(85.7)

Financing activities —
Net proceeds from sale of Series D preferred stock	580.3	—	—	—	—	580.3
Proceeds from long-term debt, net of issuance costs	—	2,304.5	—	27.0		2,331.5
Payments of long-term debt	—	(2,684.4)	(82.7)	(27.4)	—	(2,794.5)
Payments of preferred stock dividend	(5.4)	—	—	—	—	(5.4)
Net change in disbursement account	—	—	(95.0)	—	—	(95.0)
Net proceeds from sale of common stock, exercise of stock options and other	95.6	—	—	—		95.6
Intercompany between issuer and subsidiary	(574.9)	74.8	518.4	(18.3)	—	—

Cash provided by (used for) financing activities	95.6	(305.1)	340.7	(18.7)	—	112.5

Increase in cash and cash equivalents	—	4.2	108.5	0.8	—	113.5
Cash and cash equivalents, beginning of period	—	(0.3)	66.7	1.6	—	68.0

Cash and cash equivalents, end of period	$—	$3.9	$175.2	$2.4	$—	$181.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto, included elsewhere herein. This discussion may contain forward-looking statements that anticipate results based upon assumptions as to future events that may not prove to be accurate.
Executive Summary
We are the second largest non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous solid waste collection, transfer, recycling and disposal services in 37 states and Puerto Rico, geographically identified as the Midwestern, Northeastern, Southeastern, Southwestern and Western regions.
Our business is characterized by a relatively stable customer base. Competition is driven by global economic and local demographic factors, as well as fluctuations in capacity utilization, in both the collection and landfill business. Customer service satisfaction levels industry-wide are very high since the collection customer has a very low tolerance for poor service.
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
We invest a significant amount of capital to support the ongoing operations of our landfill and collection business. Landfills are highly engineered, sophisticated facilities similar to civil works. Each year we invest capital at our 169 active landfills to ensure sufficient capacity to receive the waste volume we handle. In addition, we have approximately 13,000 collection vehicles and over 1.5 million containers to serve our collection customers. They endure rough conditions each day and must be routinely maintained and replaced. During the three months ended March 31, 2006, we invested $196.4 million of capital into the business (see Note 2, Property and Equipment, for detail by fixed asset category). In 2006, total capital expenditures are expected to be approximately $700 million.
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
Results of operations. Net income for the three months ended March 31, 2006 increased to $41.2 million from $24.7 million for the three months ended March 31, 2005. This increase was primarily a result of increased revenues and reduced interest and other financing costs, partially offset by higher operating costs. The first quarter of 2005 included a tax benefit of approximately $25.5 million related to additional stock basis associated with a divestiture.

During the three months ended March 31, 2006, our organic revenue growth was 7.7%, partially offset by a slight decrease in recycled commodities revenue. The organic revenue growth was driven by increases in average price per unit of approximately 5.5%, including fuel recovery fees, and volume increases of approximately 2.2%. Operating income for the three months ended March 31, 2006 increased by $5.4 million over the same period in the prior year. Revenues increased across all service lines except for a slight decrease in our recycling business. Operating costs increased primarily from volume increases, normal inflation and investments in supply chain, sales, pricing and customer service programs. However, our repair and maintenance, subcontractor and fuel costs increased at a rate in excess of inflation.
Beginning in 2004 and throughout 2005 and the first quarter of 2006, we implemented a best practices program to focus on improving sales productivity and pricing effectiveness, driver productivity through improved routing and maintenance efficiency through standardized operating practices, as well as reducing our procurement costs through more effective purchasing. In addition, we are focused on improving the effectiveness of our safety and our health and welfare programs.
Beginning in 2005, we increased the level of annual capital expenditures to approximately $700 million primarily to accelerate replacement of vehicles; we plan to maintain this level of annual spending for the next few years. We expect this investment, along with improved maintenance practices, to have a favorable impact on maintenance costs.
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
We continue to focus on maximizing cash flow to repay debt and to seek opportunities to create additional cash flow through reductions in interest cost. During the first quarter of 2006, our debt balance increased by approximately $95 million to $7.2 billion primarily due to a higher level of capital reinvestment in the fourth quarter of 2005 and the first quarter of 2006. We continue to improve our debt to total capitalization ratio, which decreased to 67.4% at March 31, 2006 from 68.9% at March 31, 2005.
Results of Operations
Three Months Ended March 31, 2006 and 2005
The following table sets forth our results of operations and percentage relationship that the various items bear to revenues for the periods indicated (in millions, except percentages).

	Three Months Ended March 31,
	2006		2005
Revenues	$1,438.7	100.0%	$1,341.3	100.0%
Cost of operations	943.3	65.6	874.9	65.2
Selling, general and administrative expenses	145.4	10.1	129.9	9.7
Depreciation and amortization	141.4	9.8	133.3	9.9

Operating income	208.6	14.5	203.2	15.2
Interest expense and other	132.7	9.2	203.6	15.2

Income before income taxes	75.9	5.3	(0.4)	0.0
Income tax expense	35.1	2.4	(25.4)	(1.9)
Minority interest	(0.4)	0.0	0.3	0.0

Net income	41.2	2.9	24.7	1.9
Dividends on preferred stock	(14.7)	(1.1)	(7.7)	(0.6)

Net income available to common shareholders	$26.5	1.8%	$17.0	1.3%

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
The following table shows our total reported revenues by service line. Inter-company revenues have been eliminated.
Revenues by service line (in millions, except percentages):

	Three Months Ended March 31,
	2006		2005(1)
Collection
Residential	$295.9	20.6%	$289.3	21.6%
Commercial	364.2	25.3	336.6	25.1
Roll-off (2)	316.9	22.0	283.4	21.1
Recycling	46.9	3.3	48.9	3.6

Total Collection	1,023.9	71.2	958.2	71.4

Disposal
Landfill	198.4	13.8	180.6	13.5
Transfer	96.5	6.7	97.0	7.2

Total Disposal	294.9	20.5	277.6	20.7

Recycling – Commodity	50.4	3.5	56.7	4.2

Other(3)	69.5	4.8	48.8	3.7

Total Revenues	$1,438.7	100.0%	$1,341.3	100.0%

(1)	The revenue mix for 2005 reflects the reclassification of transportation revenue out of collection, disposal and recycling-commodity revenue to other revenue.

(2)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(3)	Consists primarily of revenue from national accounts where the work has been subcontracted, revenue generated from waste transported via railway and revenue from liquid waste.
Revenues increased 7.3% over the comparative period in 2005 driven by increases in all lines of business with the exception of recycling – commodity. The revenue increase within the collection business was attributable to increases in each of the residential, commercial and roll-off lines of business. Within the disposal business, landfill revenue increased while transfer revenue decreased slightly year over year due to volume related to a special waste project in the first quarter of 2005. Recycling revenue decreased primarily due to cardboard and newspaper commodity price declines while other revenue increased as a result of waste volume increases associated with our national accounts. National account-related revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our standard operating areas, and as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset by the corresponding subcontract costs.
Following is a summary of the change in revenues (in millions):

Reported revenues in Q1 2005	$1,341.3
Core business organic growth
Increase from average base per unit price change	37.6
Increase from fuel recovery fees	31.1
Increase from net volume change	27.5
Net divested revenues and adjustments	2.6
Decrease in recycling and other	(1.4)

Reported revenues in Q1 2006	$1,438.7

In the first quarter of 2006, we generated organic revenue growth of 7.7%, of which $68.7 million or 5.5% was attributable to revenue growth relating to our average price per unit on core business. Our price growth continued to improve as a result of the center-led pricing practice introduced during 2005. Within the collection business, average per unit pricing increased 4.8%, 6.5%, 6.4% and 4.7%, respectively, in the commercial, roll-off, residential and recycling collection lines of business. Within the disposal line of business, average per unit pricing increased 3.6% and 9.7% in the landfill and transfer lines of business, respectively. The fuel recovery fee program, implemented throughout 2005 to mitigate our exposure to the increase in fuel price, generated $31.1 million or 45.3% of the total price growth in the three months ended March 31, 2006. These fees will fluctuate with the price of fuel.
Core business volume growth for the three months ended March 31, 2006 was 2.2%, approximately 1.0% of which related to subcontracted revenue. Within the collection business, the commercial and roll-off lines of business experienced volume increases of 3.1% and 4.7%, respectively, while the residential and recycling collection lines of business experienced volume decreases of 2.1% and 8.2%, respectively. Within the disposal business, landfill volume increased 2.3% while transfer volume decreased 8.4% compared to the same period in the prior year. The growth in our volume reflected continued improvement in the economy and more effective sales practices.
Our operations are not concentrated in any one geographic region. At March 31, 2006, we operated in 129 major markets in 37 states and Puerto Rico. Our regional teams focus on developing local markets in which we can operate a vertically integrated operation and maximize operating efficiency. As a result, we may choose to not operate in a market where our business objective cannot be met.
The following table shows our revenues by geographic region in total and as a percentage of total revenues.
Revenues by region(1) (in millions, except percentages):

	Three Months Ended March 31,
	2006		2005
Midwestern	$289.1	20.1%	$277.2	20.7%
Northeastern	303.4	21.1	294.5	22.0
Southeastern	258.2	18.0	236.2	17.6
Southwestern	221.8	15.3	200.4	14.9
Western	342.0	23.8	322.5	24.0
Other(2)	24.2	1.7	10.5	0.8

Total Revenues	$1,438.7	100.0%	$1,341.3	100.0%

(1)	See discussion in Note 11 to our Consolidated Financial Statements.

(2)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a region basis, including national accounts where the work has been subcontracted.
Cost of operations. Cost of operations includes labor and related benefits, which consists of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third-party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment, and containers, including related labor and benefit costs; transportation and subcontractor costs which include costs for independent haulers who transport our waste to disposal facilities; cost of goods sold which includes material costs paid to suppliers associated with recycling commodities; fuel which includes the cost of fuel, net of fuel credits; disposal and franchise fees and taxes consisting of landfill taxes, municipal franchise fees, host community fees and royalties; landfill operating costs which includes landfill accretion, financial assurance, leachate disposal and other landfill maintenance costs; risk management which includes casualty insurance premiums and claims; and other which includes expenses such as facility operating costs, equipment rent, and gains or losses on sale of assets used in our operations.

The following tables provide the components of our operating costs and as a percentage of revenues (in millions, except percentages):

	Three Months Ended March 31,
	2006		2005
Labor and related benefits	$282.4	19.6%	$270.0	20.1%
Transfer and disposal costs	116.3	8.1	112.4	8.4
Maintenance and repairs	125.3	8.7	115.8	8.6
Transportation and subcontractor costs	119.8	8.3	99.3	7.4
Cost of goods sold	9.7	0.7	11.9	0.9
Fuel	64.9	4.5	47.1	3.5
Disposal and franchise fees and taxes	89.5	6.2	81.3	6.1
Landfill operating costs	38.0	2.7	37.4	2.8
Risk management	42.2	2.9	39.9	3.0
Other	55.2	3.9	59.8	4.4

Total operating expenses	$943.3	65.6%	$874.9	65.2%

Cost of operations increased 7.8% in the first quarter of 2006 compared to the same period in the prior year primarily due to increases in labor, maintenance and repairs, transportation and subcontract costs and fuel expenses. Labor costs increased as a function of inflation and volume increases. The increase in repair and maintenance expenses is attributable to additional vehicle, equipment and container repair costs primarily due to the implementation costs to improve and standardize our maintenance practices. We expect to realize the benefits of lower total vehicle and equipment ownership costs in future years as a result of these improvements and on-going capital investments to reduce the total cost of ownership for our vehicles and equipment. Transportation costs increased as a result of volume and price increases, including pass-through fuel expenses, and subcontractor costs increased due to volume growth from our national accounts.
Fuel costs increased because of higher fuel prices and the expiration of certain fixed price purchase contracts. In the three months ended March 31, 2005, the contracts in place reduced fuel costs by $9.7 million when compared to then current market prices. A significant portion of these contracts expired in the quarter ended March 31, 2005. In the first quarter of 2006, the contracts in place reduced fuel costs by $5.9 million when compared to market prices during the quarter. All fixed price purchase contracts expired as of March 31, 2006 and unless new contracts are executed, all future fuel purchases will be at market rates. We expect that our fuel recovery fee will offset a portion of the volatility in fuel costs arising from future market price fluctuations.
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
The following tables provide the components of our selling, general and administrative costs and as a percentage of revenues (in millions, except percentages):

	Three Months Ended March 31,
	2006		2005
Salaries	$86.9	6.0%	$82.5	6.2%
Rent and office costs	10.5	0.7	10.2	0.8
Professional fees	15.7	1.1	12.4	0.9
Provision for doubtful accounts	4.7	0.3	0.8	0.1
Other	27.6	2.0	24.0	1.7

Total selling, general and administrative expenses	$145.4	10.1%	$129.9	9.7%

Selling, general and administrative expenses increased 11.9% in the first quarter of 2006 compared to the same period in 2005 primarily relating to salaries, professional fees and bad debt expenses. The increase in salaries reflected the impact of higher inflation and benefits costs as well as stock option expense recognized due to the adoption of SFAS 123(R). Professional fees increased due to consulting fees related to initiatives to standardize sales programs and implement procurement programs. The increase in bad debt expense in the first quarter of 2006 was attributable to an unusually low bad debt expense in the first quarter of 2005, which was driven partially by an increase in recoveries of receivable balances previously written off and lower receivable balances outstanding over 60 days.
Depreciation and amortization includes depreciation of fixed assets and amortization costs associated with the acquisition, development and retirement of landfill airspace and intangible assets. Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (4-8 years). Landfill assets are amortized at a rate per ton of waste disposed. (See Note 6, Landfill Accounting for a discussion of landfill accounting.) Depreciation of vehicles increases as fully-depreciated trucks are replaced by new vehicles. Amortization of landfill assets increases with higher rates of inflation and decreases when an expansion is granted at a landfill site or the site experiences higher rates of compaction than those estimated. Conversely, lower than estimated compaction results in higher amortization.
The following tables provide the components of our depreciation and amortization and as a percentage of revenues (in millions, except percentages):

	Three Months Ended March 31,
	2006		2005
Depreciation of fixed assets	$79.3	5.5%	$75.5	5.6%
Landfill and other amortization	62.1	4.3	57.8	4.3

Total depreciation and amortization	$141.4	9.8%	$133.3	9.9%

Depreciation and amortization increased 6.1% in the first quarter of 2006 compared to the same period in 2005. The increase in amortization expense is primarily related to an increase in the landfill amortization rate resulting from increased material and construction costs offset by better compaction density. Depreciation expense related to vehicles and equipment increased primarily due to increases in capital expenditures in the second half of 2004 and throughout 2005.
Interest expense and other. Interest expense and other decreased by 34.8% in 2006 compared to the same period in 2005. Following are the components of interest expense and other (in millions):

	Three Months Ended March 31,
	2006	2005
Interest expense and other
Interest expense, gross	$132.0	$138.4
Interest income	(0.7)	(0.4)
Interest capitalized for development projects	(4.1)	(3.4)
Accretion of debt and amortization of debt issuance costs	5.5	6.2
Costs incurred to early extinguish debt	—	62.8

Interest expense and other	$132.7	$203.6

The decrease in gross interest expense was attributable primarily to the repayment of debt in prior quarters from our continued de-leveraging strategy and the refinancing of debt at lower interest rates as a result of the refinancing in the first quarter of 2005 (2005 Refinancing plan). In connection with the completion of the 2005 refinancing transactions, we expensed $62.8 million of costs to early extinguish and refinance debt during the first quarter in 2005. At March 31, 2006, approximately 77% of our debt had fixed rates.

Income tax expense. The effective tax rate for the three months ended March 31, 2006 was 46.0%. Income tax expense for the three months ended March 31, 2005 included a benefit of approximately $25.5 million related to the stock basis associated with a divestiture closed in the first quarter of 2006.
Dividends on preferred stock. Dividends on preferred stock were $14.7 million and $7.7 million for the three months ended March 31, 2006 and 2005, respectively. The increase of $7.0 million for the three months ended March 31, 2006 was a result of the 6.25% dividends payable in cash for the Series D mandatory convertible preferred stock (Series D preferred stock) issued in March 2005. Dividends on preferred stock also included the 6.25% dividends payable in cash for the Series C mandatory convertible preferred stock (Series C preferred stock) issued in April 2003. The Series C preferred stock was converted into approximately 34.1 million shares of common stock on April 1, 2006, eliminating approximately $21.6 million of annual cash dividends.
Liquidity and Capital Resources
We are a highly leveraged company with $7.2 billion of outstanding debt at March 31, 2006. The majority of our debt was incurred to acquire solid waste companies between 1990 and 2000. We incurred and assumed over $11 billion of debt to acquire BFI in 1999. Since the acquisition of BFI, we have repaid debt with cash flow from operations, asset sales and the issuances of equity. We intend to continue to reduce our debt balance until we reach credit ratios that we believe will allow us to benefit from an investment grade-like cost of capital. We believe that as we move towards these ratios, when compared to today, we will have additional opportunities to reduce our cost of debt below our current level on a basis relative to interest rates at the time. We expect these opportunities will increase liquidity, and provide more flexibility in deciding the most appropriate use of our cash flow. Additionally, we believe that as we reduce our financial leverage, shareholder value should be created through cash flow due to reduced interest payments.
Until then, we will continue to manage operating cash flows after capital expenditures to ensure repayment of our scheduled debt maturities and opportunistically reduce interest costs through refinancing transactions to the extent economically beneficial. In both 2004 and 2005, we completed multifaceted refinancing transactions that reduced our overall debt, refinanced our credit facility and reduced our higher cost debt. In addition, we expect to continue to evaluate the performance of and opportunities to divest operations that do not maximize operating efficiencies or provide an adequate return on invested capital.
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
While we generally meet operational liquidity needs with operating cash flows, often our working capital requirements are higher in the first quarter due to the timing of disbursements. Our liquidity needs are primarily for working capital, capital expenditures for vehicles, containers and landfill development, capping, closure, post-closure and environmental expenditures, debt service costs and scheduled debt maturities.

When we cannot meet our liquidity needs with operating cash flow, we meet those needs with borrowings under our 2005 Credit Facility. We have a $1.575 billion commitment until 2010 under our 2005 Credit Facility, which we believe is adequate to meet our liquidity needs based on current conditions. At March 31, 2006, we had $111 million of loans outstanding and $432 million in letters of credit drawn on the 2005 Revolver, leaving $1.032 billion of availability for borrowings and letters of credit. In addition to our 2005 Revolver, we also have letter of credit capacity of $495 million under our Institutional Letter of Credit Facility, all of which was used at March 31, 2006. During 2006, we expect to repay the $111 million outstanding on our revolving credit facility with cash flow from operations after capital expenditures plus the proceeds from the sale of assets and surplus properties.
Cash provided by operations increased 98% in the first quarter of 2006 when compared to the same period in 2005, primarily due to an increase in net income after adjusting for non-cash items related to deferred taxes of approximately $78 million and a decreased use of cash from working capital changes. The fluctuation in working capital is primarily driven by the timing of accounts payable payments. In accordance with our 2006 capital plan, we reinvested $196.4 million of capital into the business during the first quarter of 2006, an increase of more than $110 million over the first quarter of 2005. This is in line with our expected annual spending of approximately $700 million. Funding for a portion of our capital purchases in the first quarter was provided for under our 2005 Revolver. Therefore, our total debt balance increased approximately $95 million, reflecting this activity. The year over year reduction in cash provided by financing activities reflects proceeds generated from the 2005 Refinancing plan, partially offset by the change in the disbursement account. The disbursement account represents outstanding checks that were issued but were in transit as of March 31, 2006.
Following is a summary of the primary sources and uses of cash during the three months ended March 31 (in millions):
Sources of cash

	2006	2005
Cash provided by operations	$171.8	$86.7
Net proceeds from issuance of common and preferred stock	—	675.7
Decrease in cash balance	12.4	—
Net proceeds from divestitures, net of acquisitions	1.5	—
Debt proceeds, net of debt repayments	93.9	—
Proceeds from the sale of fixed assets	3.9	3.3

Total	$283.5	$765.7

Uses of cash

	2006	2005
Capital expenditures	$196.4	$85.5
Debt repayments, net of debt proceeds	—	434.5
Debt issuance costs	—	28.5
Increase in cash balance	—	113.5
Net cost of acquisitions, net of divestitures	—	0.7
Payment of preferred stock cash dividends	14.7	5.4
Decrease in disbursement account	70.1	95.0
Other non-operating net cash outflows	2.3	2.6

Total	$283.5	$765.7

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
Significant financing events in 2006. On April 12, 2006, we completed the refinancing of the 2005 Term Loan and Institutional Letter of Credit portions of our 2005 Credit Facility. The 2005 Term Loan and Institutional Letter of Credit re-priced at LIBOR plus 175 basis points, a reduction of 25 basis points. The pricing will further decrease to LIBOR plus 150 basis points (or APR plus 50 basis points) when our leverage ratio is equal to or less than 4.25x. This refinancing will generate more than $4 million in annual interest savings.

On April 1, 2006, each of the outstanding shares of the 6.25% Series C preferred stock automatically converted into 4.9358 shares of our common stock pursuant to the terms of the certificate of designations governing the Series C preferred stock. This increased our common shares outstanding by approximately 34.1 million shares as of April 1, 2006 and eliminated annual cash dividends of $21.6 million.
The conversion rate, pursuant to the terms set forth in the certificate of designations, is equal to $50.00 divided by $10.13 (the threshold appreciation price), as the average of the closing prices per share of our common stock on each of the 20 consecutive trading days ending on March 29, 2006 (the third trading day preceding the conversion date) was greater than the threshold appreciation price. Each holder of Series C preferred stock on the applicable record date received a cash payment equal to the amount of accrued and unpaid dividends. As a result of the automatic conversion, we will no longer pay any future quarterly dividends in cash or stock in respect of the Series C preferred stock. Each holder of Series C preferred stock on the conversion date received cash in lieu of any fractional shares of common stock issued upon conversion of the Series C preferred stock.
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
Contractual Obligations and Commitments
The following table provides additional maturity detail of our long-term debt at March 31, 2006 (in millions):

Debt	2006	2007	2008	2009	2010	Thereafter	Total
Revolving 2005 Credit Facility(1)	$—	$—	$—	$—	$111.4	$—	$111.4
Term loan B	—	—	—	—	6.0	1,269.0	1,275.0
Receivables secured loan(2)	220.7	—	—	—	—	—	220.7
6.375% BFI Senior notes	—	—	161.2	—	—	—	161.2
8.875% Senior notes	—	—	600.0	—	—	—	600.0
8.50% Senior notes	—	—	750.0	—	—	—	750.0
6.50% Senior notes	—	—	—	—	350.0	—	350.0
5.75% Senior notes due 2011	—	—	—	—	—	400.0	400.0
6.375% Senior notes due 2011	—	—	—	—	—	275.0	275.0
9.25% Senior notes due 2012	—	—	—	—	—	250.0	250.0
7.875% Senior notes due 2013	—	—	—	—	—	450.0	450.0
6.125% Senior notes due 2014	—	—	—	—	—	425.0	425.0
7.25% Senior notes due 2015	—	—	—	—	—	600.0	600.0
9.25% BFI debentures due 2021	—	—	—	—	—	99.5	99.5
7.40% BFI debentures due 2035	—	—	—	—	—	360.0	360.0
4.25% Senior subordinated convertible debentures due 2034	—	—	—	—	—	230.0	230.0
7.375% Senior unsecured notes due 2014	—	—	—	—	—	400.0	400.0
Other debt	4.1	6.5	1.8	2.0	25.4	267.9	307.7

Total principal due	$224.8	$6.5	$1,513.0	$2.0	$492.8	$5,026.4	$7,265.5
Discount, net							(78.4)

Total debt balance							$7,187.1

(1)	At March 31, 2006, under our 2005 Credit Facility, we had revolving commitments totaling $1.575 billion with $111.4 million in loans outstanding and $431.5 million of letters of credit outstanding, providing us remaining availability of $1.032 billion. In addition, we had an Institutional Letter of Credit Facility of $495.0 million available under the 2005 Credit Facility, all of which was used for letters of credit outstanding.

(2)	The receivables secured loan is a 364-day liquidity facility with a maturity date on May 31, 2006. At that time, we intend to renew the liquidity facility. If we are unable to renew the liquidity facility, we will refinance any amounts outstanding with our 2005 Credit Facility, which matures in 2010, or with other long-term borrowings. Although we intend to renew the liquidity facility on May 31, 2006 and do not expect to repay the amounts within the next twelve months, the loan is classified as a current liability because it has a contractual maturity of less than one year.

Debt covenants. Our 2005 Credit Facility and the indentures relating to our senior subordinated notes and our senior notes contain financial covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. See Note 4 to our Consolidated Financial Statements for additional information regarding our primary financial covenants.
At March 31, 2006, we were in compliance with all financial and other covenants under our 2005 Credit Facility. We are not subject to any minimum net worth covenants.
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

At March 31, 2006, we had the following financial assurance instruments and collateral in place (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$644.0	$—	$—	$—	$644.0
Surety bonds	528.5	495.5	—	—	1,024.0
Trust deposits	81.7	—	—	—	81.7
Letters of credit (1)	489.8	46.2	282.0	108.5	926.5

Total	$1,744.0	$541.7	$282.0	$108.5	$2,676.2

(1)	These amounts are issued under the 2005 Revolver and the Institutional Letter of Credit Facility under our 2005 Credit Facility.
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
Interest Rate Risk Management
We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. Our policy and procedures require that no less than 70% of our total debt is fixed, either directly or effectively through interest rate swap agreements. At March 31, 2006, approximately 77% of our debt was fixed, all directly.
From time to time, we have entered into interest rate swap agreements for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Our strategy is to use interest rate swap contracts when such transactions will serve to reduce our aggregate exposure and meet the objectives of our interest rate policy. These contracts are not entered into for trading purposes. At March 31, 2006, we had no interest rate swap agreements outstanding.
Contingencies
For a description of our commitments and contingencies, see Note 10 to our consolidated financial statements included under Item 1 of this Form 10-Q.

Accounting for Stock Options Granted to Employees
Our stock-based compensation program is a long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. We offer our employees a variety of stock-based awards including stock options, restricted stock and restricted stock units. Stock options are granted with an exercise price equal to the fair value of our common stock on the date of grant. All stock-based awards generally vest over a period of three to five years and expire ten years from the date of grant.
Effective January 1, 2006, we adopted the provisions of SFAS 123(R), Share-Based Payment, which establishes the accounting for stock-based awards exchanged for employee services. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). We previously accounted for share-based compensation plans under APB 25, Accounting for Stock Issued to Employees, and the related interpretations and provided the required pro forma disclosures of SFAS 123, Accounting for Stock-Based Compensation.
We elected to adopt the modified prospective transition method as provided by SFAS 123(R). Under this method, we are required to recognize compensation expense for all awards granted after the date of adoption and for all the unvested portion of previously granted awards that remained outstanding at the date of adoption. Accordingly, financial statement amounts for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).
During the three months ended March 31, 2006, we recorded stock-based compensation related to stock options of $1.6 million or $1.0 million, net of tax, for all unvested options granted prior and after the adoption of SFAS 123(R). At March 31, 2006, the deferred stock-based compensation balance, net of estimated forfeitures, related to stock options was $18.4 million and is expected to be recognized over an estimated weighted average amortization period of 3.8 years.
During the three months ended March 31, 2006, stock-based compensation related to non-employee directors’ awards was $0.1 million or $0.1 million, net of tax. At March 31, 2006, the deferred stock-based compensation balance related to these awards was $0.1 million and is expected to be recognized over an estimated weighted average amortization period of one year.
During the three months ended March 31, 2006, we recorded stock-based compensation related to restricted stock awards of $1.7 million or $1.0 million, net of tax. At March 31, 2006, the deferred stock-based compensation balance related to non-vested restricted awards was $16.0 million and is expected to be recognized over an estimated weighted average amortization period of 3.9 years.
In connection with the adoption of SFAS 123(R), we assessed our valuation technique and related assumptions. Consistent with the provisions of SFAS 123(R), SAB 107 and our prior period pro forma disclosures, we estimated the fair value of stock options on the date of grant using a Black-Scholes option valuation model that uses the assumptions in the following table. The fair value of each option grant is recognized using the straight-line attribution approach.

Three Months Ended
March 31, 2006
Risk free interest rate	3.8%
Expected life (in years)	6.6
Dividend rate	0.0%
Expected volatility	46.4%

The risk-free interest rate is based on a zero-coupon U.S. Treasury bill rate on the date of grant with the maturity date approximately equal to the expected life at the grant date. The expected life of the options is determined using the simplified method as provided by SAB 107 for “plain vanilla” options. Allied has not issued any dividends on common stock. Based on this history and current plans, the dividend rate is assumed to be zero. The Company derives its expected volatility based on a combination of the implied volatility of its traded options and daily historical volatility of its stock price. Prior to the adoption of SFAS 123(R), the Company utilized historical volatility of its stock price for its pro forma disclosures.
As stock-based compensation expense recognized in our consolidated statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Prior to the adoption of SFAS 123(R), we accounted for forfeitures upon occurrence.
If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the stock-based compensation expense that we record under SFAS 123(R) may differ from what we have recorded in the current period.
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
Disclosure Regarding Forward Looking Statements
This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Forward Looking Statements). All statements, other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Examples of these Forward Looking Statements include, among others, statements regarding:
•	our business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies;

•	our ability to obtain financing, refinance existing debt, increase liquidity, reduce interest cost, extend debt maturities and provide adequate financial liquidity;

•	the adequacy of our operating cash flow and revolving credit facility to make payments on our indebtedness, support our capital reinvestment needs and fund other liquidity needs;

•	our ability to repay during 2006 the outstanding balance on our revolving credit facility with cash flow from operations after capital expenditures plus the proceeds from the sale of assets and surplus properties;

•	our ability to generate cash flows from operations after funding capital expenditures;

•	our ability to achieve credit ratios that would allow us to receive benefits of a cross-over investment grade company and/or investment grade-like cost of capital;

•	our ability to achieve price and volume increases and cost reductions in the future;

•	our estimates of future annual interest costs reductions;

•	our ability to perform our obligations under financial assurance contracts and our expectation that our need for financial assurance contracts will not materially increase;

•	underlying assumptions related to general economic and financial market condition;

•	our expectation that our casualty, property or environmental claims or other contingencies will not have a material effect on our operations;

•	our belief that the costs of settlements or judgments arising from litigation and the effects of settlements or judgments on our consolidated liquidity, financial position or results of operation will not be material;

•	our ability to implement environmental safeguards to comply with governmental requirements;

•	the impact of fuel costs and fuel recovery fees on our operations;

•	our ability to meet our projected capital expenditures spending;

•	our ability to achieve benefits, including the timing and amount of any benefits, resulting from the implementation of standards and best practices program;

•	our ability to renew our receivables liquidity facility;

•	the expected benefits of our refinancing plan;

•	our ability to maintain sufficient surplus between our covenant ratios;

•	our expectations of lower vehicle and equipment ownership costs in the future;

•	the amount, timing and sources of additional cash payments to the IRS and other taxing authorities;

•	our ability to avoid a penalty by the IRS; and

•	the ability to anticipate the impact of changes in federal, state, or local laws or regulations.
Other factors that could materially affect the Forward Looking Statements in this Form 10-Q can be found in our periodic reports filed with the SEC, including risk factors detailed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2005. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the Forward Looking Statements and are cautioned not to place undue reliance on such Forward Looking Statements. The Forward Looking Statements made herein are only made as of the date of this quarterly report on Form 10-Q, and we undertake no obligation to publicly update such Forward Looking Statements to reflect subsequent events or circumstances.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk. We are subject to interest rate risk on our variable rate long-term debt. From time to time, to reduce the risk from interest rate fluctuations, we have entered into hedging transactions that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We currently have no outstanding interest rate swap arrangements at March 31, 2006.
At March 31, 2006, with 77% of our debt fixed, we have $1.692 billion of floating rate debt. If interest rates increased by 100 basis points, annualized interest expense and cash payments for interest would increase by approximately $16.9 million ($10.2 million after tax). This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings nor the favorable impact declining rates would have on interest expense and cash payments for interest.
Fuel prices. Fuel costs represent a significant operating expense. Historically, we have mitigated fuel cost exposure with fixed price purchase contracts. A significant portion of these contracts expired in the first quarter of 2005 and the remainder in the first quarter of 2006.
When economically practical, we may enter into new or renewed contracts, or engage in other strategies to mitigate market risk. Where appropriate, we have implemented a fuel recovery fee that is designed to recover our fuel costs.

At our current consumption levels, a one-cent change in the price of diesel would affect annual net income by approximately $0.7 million, before considering the impact of fuel recovery fees. Accordingly, a substantial rise or drop in fuel costs could result in a material impact to our revenues and cost of operations.
Commodities prices. We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenues from sales of recycled cardboard and newspaper in the first quarter of 2006 were approximately $20.7 million compared to $28.3 million in the first quarter of 2005.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
In September 1999, neighboring parties and the county drainage district filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from an unrelated dispute years ago related to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 2.4 million tons at March 31, 2006. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a judgment issued by a Texas state trial court in the civil lawsuit effectively revoked the expansion permit that was granted by the TCEQ in 2001, which would require us to operate the landfill according to a prior permit granted in 1988. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.
In April 2006, the Texas Court of Appeals ruled on the civil litigation. The court dissolved the permanent injunction which would have effectively prevented us from operating the landfill under the expansion permit, but also required us to pay a damage award of approximately $2 million, plus attorney’s fees and interest, the amount of such fees has not yet been determined. On April 27, 2006, appellees filed a motion for rehearing, which is under consideration by the Texas Court of Appeals. We do not expect the court to rule on such motion for the next several months and believe that it is unlikely that the court will grant the motion for rehearing. We are evaluating our options regarding the opinion, including whether to file our own motion for rehearing.
Item 1A. Risk Factors
For a listing of our risk factors, see Item 1A, “Risk Factors”, in our Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

10.1	Form of Nonqualified Stock Option Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated December 30, 2005, is incorporated herein by reference.

10.2	Form of Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.02 to Allied’s Current Report on Form 8-K dated December 30, 2005, is incorporated herein by reference.

10.3	Form of Restricted Stock Units Agreement under the 2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.03 to Allied’s Current Report on Form 8-K dated December 30, 2005, is incorporated herein by reference.

10.4	2006 Senior Management Incentive Plan. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated February 9, 2006, is incorporated herein by reference.

10.5	First Amendment to the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.02 to Allied’s Current Report on Form 8-K dated February 9, 2006, is incorporated herein by reference.

10.6	Allied Waste Industries, Inc. Supplemental Executive Retirement Plan, Restated Effective January 1, 2006. Exhibit 10.03 to Allied’s Current Report on Form 8-K dated February 9, 2006, is incorporated herein by reference.

12.1*	Ratio of earnings to fixed charges and preferred stock dividends.

31.1*	Section 302 Certification of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer.

31.2*	Section 302 Certification of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

*	Filed herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED WASTE INDUSTRIES, INC.

By:	/s/ PETER S. HATHAWAY

Peter S. Hathaway
Executive Vice President and Chief Financial Officer

By:	/s/ JAMES E. GRAY

James E. Gray
Senior Vice President, Controller and
Chief Accounting Officer
Date: May 2, 2006

Exhibit Index

10.1	Form of Nonqualified Stock Option Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated December 30, 2005, is incorporated herein by reference.

10.2	Form of Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.02 to Allied’s Current Report on Form 8-K dated December 30, 2005, is incorporated herein by reference.

10.3	Form of Restricted Stock Units Agreement under the 2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.03 to Allied’s Current Report on Form 8-K dated December 30, 2005, is incorporated herein by reference.

10.4	2006 Senior Management Incentive Plan. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated February 9, 2006, is incorporated herein by reference.

10.5	First Amendment to the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.02 to Allied’s Current Report on Form 8-K dated February 9, 2006, is incorporated herein by reference.

10.6	Allied Waste Industries, Inc. Supplemental Executive Retirement Plan, Restated Effective January 1, 2006. Exhibit 10.03 to Allied’s Current Report on Form 8-K dated February 9, 2006, is incorporated herein by reference.

12.1*	Ratio of earnings to fixed charges and preferred stock dividends.

31.1*	Section 302 Certification of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer.

31.2*	Section 302 Certification of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

*	Filed herewith