Form 10-Q
period 2006-06-30
ALLIED WASTE INDUSTRIES INC
filed 2006-08-02
CIK 848865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding as of July 27, 2006

Common Stock	367,583,054

ALLIED WASTE INDUSTRIES, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current Assets —
Cash and cash equivalents	$47.6	$56.1
Accounts receivable, net of allowance of $17.8 and $17.8	728.0	690.5
Prepaid and other current assets	90.7	80.5
Deferred income taxes	128.6	93.3

Total current assets	994.9	920.4
Property and equipment, net	4,393.7	4,273.5
Goodwill	8,179.8	8,184.2
Other assets, net	242.5	247.5

Total assets	$13,810.9	$13,625.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$223.0	$238.5
Accounts payable	481.1	564.8
Current portion of accrued capping, closure, post-closure and environmental costs	89.7	95.8
Accrued interest	117.7	116.5
Other accrued liabilities	343.7	330.5
Unearned revenue	241.1	229.4

Total current liabilities	1,496.3	1,575.5
Long-term debt, less current portion	6,959.1	6,853.2
Deferred income taxes	395.1	305.5
Accrued capping, closure, post-closure and environmental costs, less current portion	809.0	796.8
Other long-term obligations	643.1	655.2
Commitments and Contingencies
Stockholders’ Equity —
Series C senior mandatory convertible preferred stock, $0.10 par value, 6.9 million shares authorized, issued and outstanding, liquidation preference of $50.00 per share, net of $11.9 million of issuance costs	—	333.1
Series D senior mandatory convertible preferred stock, $0.10 par value, 2.4 million shares authorized, issued and outstanding, liquidation preference of $250.00 per share, net of $19.2 million of issuance costs	580.8	580.8
Common stock, $0.01 par value, 525 million authorized shares, 366.6 million and 331.2 million shares issued and outstanding	3.7	3.3
Additional paid-in capital	2,787.6	2,440.7
Accumulated other comprehensive loss	(70.3)	(70.3)
Retained earnings	206.5	151.8

Total stockholders’ equity	3,508.3	3,439.4

Total liabilities and stockholders’ equity	$13,810.9	$13,625.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$1,540.6	$1,448.6	$2,979.3	$2,789.9
Cost of operations (exclusive of depreciation and amortization shown below)	991.9	942.7	1,935.2	1,817.6
Selling, general and administrative expenses	148.4	117.0	293.8	246.9
Depreciation and amortization	147.5	141.0	288.9	274.3

Operating income	252.8	247.9	461.4	451.1
Interest expense and other	173.8	126.6	306.5	330.2

Income before income taxes	79.0	121.3	154.9	120.9
Income tax expense	41.2	69.3	76.3	43.9
Minority interest	0.2	(1.0)	(0.2)	(0.7)

Income from continuing operations	37.6	53.0	78.8	77.7
Income from discontinued operations, net of tax	—	1.0	—	1.0

Net income	37.6	54.0	78.8	78.7
Dividends on preferred stock	(9.4)	(14.7)	(24.1)	(22.4)

Net income available to common shareholders	$28.2	$39.3	$54.7	$56.3

Basic EPS:
Continuing operations	$0.08	$0.12	$0.16	$0.17
Discontinued operations	—	—	—	—

Net income available to common shareholders	$0.08	$0.12	$0.16	$0.17

Weighted average common shares	364.1	329.1	347.2	324.2

Diluted EPS:
Continuing operations	$0.08	$0.12	$0.16	$0.17
Discontinued operations	—	—	—	—

Net income available to common shareholders	$0.08	$0.12	$0.16	$0.17

Weighted average common and common equivalent shares	367.3	332.2	349.9	327.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities —
Net income	$78.8	$78.7
Discontinued operations, net of tax	—	(1.0)
Adjustments to reconcile net income to cash provided by operating activities from continuing operations —
Provisions for:
Depreciation and amortization	288.9	274.3
Stock-based compensation expense	7.3	2.8
Doubtful accounts	7.5	6.3
Accretion of debt and amortization of debt issuance costs	10.9	11.9
Deferred income taxes	63.9	31.3
Gain on sale of fixed assets	(2.5)	(1.6)
Non-cash reduction in acquisition and environmental accruals	(13.5)	(17.5)
Write-off of deferred debt issuance costs	3.6	13.5
Change in operating assets and liabilities, excluding the effects of purchase acquisitions—
Accounts receivable, prepaid expenses, inventories and other assets	(52.5)	(45.9)
Accounts payable, accrued liabilities, unearned income and other	(26.0)	(29.9)
Capping, closure and post-closure accretion	25.2	25.3
Capping, closure, post-closure and environmental expenditures	(23.8)	(30.7)

Cash provided by operating activities from continuing operations	367.8	317.5

Investing activities —
Cost of acquisitions, net of cash acquired	(10.6)	(1.9)
Proceeds from divestitures, net of cash divested	13.4	3.5
Proceeds from sale of fixed assets	7.3	7.2
Capital expenditures, excluding acquisitions	(371.8)	(283.5)
Capitalized interest	(8.2)	(7.1)
Change in deferred acquisition costs, notes receivable and other	1.5	1.1

Cash used for investing activities from continuing operations	(368.4)	(280.7)

Financing activities —
Net proceeds from sale of Series D preferred stock	—	580.6
Proceeds from long-term debt, net of issuance costs	1,223.1	2,614.9
Payments of long-term debt	(1,147.0)	(3,213.3)
Payments of preferred stock dividends	(29.4)	(19.3)
Net change in disbursement account	(63.3)	(94.4)
Net proceeds from sale of common stock, exercise of stock options and other	8.7	96.0

Cash used for financing activities from continuing operations	(7.9)	(35.5)

Discontinued operations:
Provided by operating activities	—	0.7

Cash provided by discontinued operations	—	0.7

(Decrease) increase in cash and cash equivalents	(8.5)	2.0
Cash and cash equivalents, beginning of period	56.1	68.0

Cash and cash equivalents, end of period	$47.6	$70.0

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
The consolidated financial statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The December 31, 2005 balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (GAAP). The consolidated balance sheet as of December 31, 2005 and the unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe that the presentations and disclosures herein are adequate when read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2005. The consolidated financial statements as of June 30, 2006, and for the three and six months ended June 30, 2006 and 2005 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments (except as otherwise disclosed in the notes) necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.
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
Discontinued operations –
Discontinued operations for the three and six months ended June 30, 2005 include $1.7 million of income before tax ($1.0 million, net of tax), primarily the result of adjustments to our insurance liabilities related to Florida operations classified as discontinued operations and sold in 2004.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the three months ended June 30, 2006 and 2005, we incurred gross interest expense of $132.4 million and $126.5 million, respectively, of which $4.1 million and $3.7 million, respectively, was capitalized. We incurred gross interest expense of $264.4 million and $264.9 million for the six months ended June 30, 2006 and 2005, respectively, of which $8.2 million and $7.1 million, respectively, was capitalized.
Statements of cash flows –
The supplemental cash flow disclosures are as follows (in millions):

	Six Months Ended June 30,
	2006	2005
Supplemental Disclosures -
Interest paid (net of amounts capitalized)	$254.5	$278.8
Income taxes paid (net of refunds)	17.1	28.4

Non-Cash Transactions -
Liabilities incurred or assumed in acquisitions	$1.7	$0.1
Dividends accrued on preferred stock	3.1	8.5
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
We have elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS 123(R).
In October 2005, the FASB issued FASB Staff Position (FSP) No. 13-1 (FSP FAS 13-1), Accounting for Rental Costs Incurred during a Construction Period. This FSP requires rental costs associated with ground or building operating leases that are incurred during the construction period to be recognized as rental expense over the lease term, which includes the construction period. The adoption of FSP FAS 13-1 as of January 1, 2006 did not have a material impact on our financial position or results of operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain tax positions. FIN 48 is effective for us beginning January 1, 2007. We are currently evaluating the impact of its adoption on our financial position and results of operations.
2. Property and Equipment
Maintenance and repair expenses charged to cost of operations for the three and six months ended June 30, 2006 were $123.9 million and $249.2 million and $123.5 million and $239.3 million for the same periods in 2005, respectively. We recognized net pre-tax gains on the disposal of fixed assets for the three and six months ended June 30, 2006 of $1.7 million and $2.5 million, and $1.0 million and $1.6 million for same periods in 2005, respectively.
The following tables show the activity and balances related to property and equipment from December 31, 2005 through June 30, 2006 (in millions):

	Property and Equipment
	Balance at			Acquisitions,	Transfers	Balance at
	December 31,	Capital	Sales and	net of	and	June 30,
	2005	Additions	Retirements	Divestitures	Other(1)	2006
Land and improvements	$472.0	$8.6	$(1.5)	$(0.1)	$3.5	$482.5
Land held for permitting as landfills	114.0	2.6	—	(7.1)	(12.6)	96.9
Landfills	3,978.5	107.9	—	12.2	20.7	4,119.3
Buildings and improvements	506.6	13.8	(1.7)	(3.3)	27.9	543.3
Vehicles and equipment	2,039.6	200.7	(34.2)	(1.2)	0.5	2,205.4
Containers and compactors	920.7	37.4	(8.8)	(1.2)	0.1	948.2
Furniture and office equipment	52.7	0.8	(1.4)	—	—	52.1

Total	$8,084.1	$371.8	$(47.6)	$(0.7)	$40.1	$8,447.7

	Accumulated Depreciation and Amortization
		Depreciation
	Balance at	and		Acquisitions,	Transfers	Balance at
	December 31,	Amortization	Sales and	net of	and	June 30,
	2005	Expense	Retirements	Divestitures	Other(1)	2006
Land and improvements	$(31.7)	$(3.0)	$—	$—	$—	$(34.7)
Landfills	(1,839.9)	(129.6)	—	—	—	(1,969.5)
Buildings and improvements	(150.2)	(13.8)	0.8	0.3	—	(162.9)
Vehicles and equipment	(1,159.4)	(98.5)	32.4	1.7	(1.2)	(1,225.0)
Containers and compactors	(590.0)	(41.1)	8.2	1.3	—	(621.6)
Furniture and office equipment	(39.4)	(2.3)	1.4	—	—	(40.3)

Total	$(3,810.6)	$(288.3)	$42.8	$3.3	$(1.2)	$(4,054.0)

Property and equipment, net	$4,273.5	$83.5	$(4.8)	$2.6	$38.9	$4,393.7

(1)	Includes construction-in-process related to the lease of a new Operations Support Center, for which we are considered the owner during the construction period (for accounting purposes) under the provisions of EITF 97-10, The Effect of Lessee Involvement in Asset Construction. Also includes capitalized interest, reclass of landfill cover from land held for landfills and changes in our landfill retirement obligation asset for recognition of and adjustments to capping, closure and post-closure costs (see Note 6).

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
Our reporting units are comprised of several vertically integrated businesses. A divestiture of any individual asset below the reporting unit level could result in a loss. At the time of a divestiture of an individual business within a reporting unit, goodwill is allocated to that business based on its relative fair value to its reporting unit and a gain or loss on disposal is derived. Subsequently, the remaining goodwill in the reporting unit from which the assets were divested would be re-evaluated for realizability. This could result in an additional recognized loss.
We have incurred non-cash losses on sales of assets when we believed that re-deployment of the proceeds from the sale of such assets could reduce debt or improve operations and was economically beneficial. If we decide to sell additional assets in the future, we could incur additional non-cash losses on asset sales.
The following table shows the activity and balances related to goodwill by reporting unit from December 31, 2005 through June 30, 2006 (in millions):

	Balance as of				Balance as of
	December 31, 2005	Acquisitions	Divestitures	Adjustments(1)	June 30, 2006
Midwestern	$2,169.1	$—	$(0.5)	$(0.6)	$2,168.0
Northeastern	1,796.5	—	—	(3.0)	1,793.5
Southeastern	1,584.0	—	—	(0.5)	1,583.5
Southwestern	1,316.9	0.8	—	58.9	1,376.6
Western	1,317.7	—	—	(59.5)	1,258.2

Total	$8,184.2	$0.8	$(0.5)	$(4.7)	$8,179.8

(1)	Primarily due to a reallocation related to refinements to the regional organization structure.
In addition, we have other amortizable intangible assets included in other assets that consist primarily of the following at June 30, 2006 (in millions):

	Gross Carrying	Accumulated
	Value	Amortization	Net Carrying Value
Non-compete agreements	$6.8	$5.8	$1.0
Other	2.8	0.6	2.2

Total	$9.6	$6.4	$3.2

Amortization expense for the three and six months ended June 30, 2006 was $0.2 million and $0.5 million and $0.3 million and $0.7 million for the same periods in 2005, respectively. Based upon the amortizable assets recorded in the balance sheet at June 30, 2006, amortization expense for each of the next five years is estimated to decline from $0.9 million to $0.4 million.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Long-term Debt
Long-term debt at June 30, 2006 and December 31, 2005 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, amortization of deferred debt issuance cost and the amortization or accretion of discounts or premiums (in millions, except percentages).

	Debt Balance at		Effective Interest Rate
	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005
Revolving credit facility ABR borrowings*	$1.8	$3.7	10.00%	9.00%
Revolving credit facility Adjusted LIBOR borrowings*	115.0	—	8.16	7.29
2005 Term loan B	1,275.0	1,275.0	6.93	6.33
Receivables secured loan	215.1	230.0	6.17	4.90
6.375% senior notes due 2008	156.3	154.7	8.34	8.34
8.875% senior notes due 2008	—	600.0	—	9.15
8.50% senior notes due 2008	750.0	750.0	8.78	8.78
6.50% senior notes due 2010	350.0	350.0	6.76	6.76
5.75% senior notes due 2011	400.0	400.0	6.00	6.00
6.375% senior notes due 2011	275.0	275.0	6.63	6.63
9.25% senior notes due 2012	251.0	251.1	9.40	9.40
7.875% senior notes due 2013	450.0	450.0	8.09	8.09
6.125% senior notes due 2014	425.0	425.0	6.30	6.30
7.25% senior notes due 2015	600.0	600.0	7.43	7.43
7.125% senior notes due 2016	594.8	—	7.38	—
9.25% debentures due 2021	96.2	96.1	9.47	9.47
7.40% debentures due 2035	293.3	292.2	8.03	8.03
4.25% senior subordinated convertible debentures due 2034	230.0	230.0	4.34	4.34
7.375% senior unsecured notes due 2014	400.0	400.0	7.55	7.55
Solid waste revenue bond obligations, principal payable through 2031	280.4	283.9	6.92	6.81
Notes payable to banks, finance companies, and individuals, interest rates of 0.7% to 11.25%, and principal payable through 2014, secured by vehicles, equipment, real estate or accounts receivable **	4.6	5.1	4.18	4.32
Obligations under capital leases of vehicles and equipment **	12.7	13.2	9.03	9.08
Notes payable to individuals and a commercial company, interest rates of 5.99% to 9.50%, principal payable through 2010, unsecured **	5.9	6.7	8.07	7.93

Total debt **	7,182.1	7,091.7	7.31	7.29
Less: Current portion	223.0	238.5

Long-term portion	$6,959.1	$6,853.2

*	Excludes fees

**	Reflects weighted average interest rate
2005 Credit facility —
We have a senior secured credit facility (2005 Credit Facility) that includes at June 30, 2006: (i) a $1.575 billion Revolving Credit Facility due January 2010 (the 2005 Revolver), (ii) a $1.275 billion Term Loan due January 2012 (the 2005 Term Loan), and (iii) a $495.0 million Institutional Letter of Credit Facility due January 2012. The proceeds of the 2005 Term Loan were used to repay previously outstanding Term Loans B, C, and D under our 2003 Credit Facility. Of the $1.575 billion available under the 2005 Revolver, the entire amount may be used to support the issuance of letters of credit. At June 30, 2006, we had $116.8 million of borrowings outstanding and $411.1 million in letters of credit outstanding under the 2005 Revolver, leaving approximately $1.047 billion capacity available under the 2005 Revolver.

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
Senior notes —
In May 2006, we issued $600 million of 7.125% senior notes due 2016 at a discounted price equal to 99.123% of the aggregate principal amount. The net proceeds were used to fund a portion of the tender offer for our 8.875% senior notes due 2008. Interest is payable semi-annually on May 15th and November 15th, beginning on November 15, 2006. These senior notes have a make-whole call provision that is exercisable any time prior to May 15, 2011 at the stated redemption price. These notes may also be redeemed on or after May 15, 2011 at the stated redemption price.
Receivables secured loan —
We have an accounts receivable securitization program with two financial institutions that allows us to borrow up to $230 million on a revolving basis under a loan agreement secured by receivables. The agreements include a 364-day liquidity facility and a three-year purchase commitment. If we are unable to renew the liquidity facility when it matures on May 29, 2007, we will refinance any amounts outstanding with a portion of our senior credit facility or with other long-term borrowings. Although we intend to renew the liquidity facility on May 29, 2007, and do not expect to repay the amounts within the next twelve months, the loan is classified as a current liability because it has a contractual maturity of less than one year.
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
At June 30, 2006, we were in compliance with all financial and other covenants under our 2005 Credit Facility. We are not subject to any minimum net worth covenants. At June 30, 2006, Total Debt/EBITDA(1) ratio, as defined by the 2005 Credit Facility, was 4.83:1 and our EBITDA(1)/Interest ratio was 2.42:1.

(1)	EBITDA, which is a non-GAAP measure used for covenants, is calculated in accordance with the definition in the 2005 Credit Facility agreement. In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies.
In addition, the 2005 Credit Facility restricts us from making certain types of payments, including dividend payments on our common and preferred stock. However, we are able to pay cash dividends on our outstanding 6.25% Series D senior mandatory convertible preferred stock (Series D preferred).
All of our notes contain certain financial covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At June 30, 2006, we were in compliance with all applicable covenants.
2006 Refinancing –
On April 12, 2006, we completed the re-pricing of the 2005 Term Loan and Institutional Letter of Credit portions of our 2005 Credit Facility. The 2005 Term Loan and Institutional Letter of Credit Facility re-priced at LIBOR plus 175 basis points (or ABR plus 75 basis points), a reduction of 25 basis points. The pricing will further decrease to LIBOR plus 150 basis points (or ABR plus 50 basis points) when our leverage ratio is equal to or less than 4.25x. In May 2006, we issued $600 million of 7.125% senior notes due 2016 and used the net proceeds to fund a portion of our tender offer for our 8.875% senior notes due 2008. In connection with these transactions, during the second quarter of 2006, we expensed approximately $40.8 million of premiums paid, deferred financing and other costs.
2005 Refinancing –
During the first quarter of 2005, we executed a multifaceted refinancing plan for which the costs incurred to early extinguish debt during the six months ended June 30, 2005 were $62.4 million. These expenses were recorded in interest expense and other.
Collateral —
Our 2005 Credit Facility is secured by the stock of substantially all of our subsidiaries and a security interest in substantially all of our assets. A portion of the collateral that collateralizes the 2005 Credit Facility is shared as collateral with the holders of certain of our senior secured notes and debentures.
The senior secured notes and debentures are collateralized by the stock of substantially all of Browning-Ferris Industries, LLC (BFI) subsidiaries along with certain other Allied subsidiaries and a security interest in the assets of BFI, its domestic subsidiaries and certain other Allied subsidiaries. As of June 30, 2006, the book value of the assets of the subsidiaries that serve as collateral for these notes and debentures was approximately $8.8 billion, which represents approximately 64% of our consolidated total assets.

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
We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. At June 30, 2006, approximately 77% of our debt was fixed and 23% had variable interest rates. We had no interest rate swap contracts outstanding at June 30, 2006 or 2005.
5. Stockholders’ Equity
Accumulated other comprehensive loss —
The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholders’ equity are as follows (in millions):

	June 30,	December 31,
	2006	2005
Minimum pension liability adjustment, net of taxes of $46.8	$(70.3)	$(70.3)

Accumulated other comprehensive loss	$(70.3)	$(70.3)

Comprehensive income —
The components of total comprehensive income are shown as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$37.6	$54.0	$78.8	$78.7
Other comprehensive income:
Designated interest rate swap contracts gain, net of tax effect of $0.0, $0.0, $0.0 and $0.7	—	—	—	1.3

Total comprehensive income	$37.6	$54.0	$78.8	$80.0

Series C senior mandatory convertible preferred stock –
In April 2006, each of the outstanding shares of our 6.25% Series C senior mandatory convertible preferred stock (Series C preferred stock) automatically converted into 4.9358 shares of our common stock pursuant to the terms of the certificate of designations governing the Series C preferred stock. This increased our common shares outstanding by approximately 34.1 million shares and eliminated annual cash dividends of $21.6 million.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Landfill Accounting
Landfill accounting —
We have a network of 169 owned or operated active landfills with a net book value of approximately $2.1 billion at June 30, 2006. In addition, we own or have responsibility for 107 closed landfills.
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
Landfill assets —
The following is a rollforward of our investment in our landfill assets excluding land held for future permitting as landfills (in millions):

Net Book	Net Book Value		Capping,			Net Book
Value at	of Landfills	Landfill	Closure and			Value at
December 31,	Acquired, net of	Development	Post Closure	Landfill		June 30,
2005	Divestitures	Costs	Accruals	Amortization	Other	2006
$2,138.6	$12.2	$116.2	$11.2	($129.6)	$1.2	$2,149.8
We expensed approximately $67.9 million and $65.4 million, or an average of $3.28 and $3.14 per ton consumed, related to landfill amortization during the three months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006 and 2005, we expensed approximately $129.6 million and $122.7 million, respectively, or an average of $3.30 and $3.12 per ton consumed, respectively, related to landfill amortization.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accretion expense for capping, closure and post-closure for the three months ended June 30, 2006 and 2005 was $12.4 million and $12.6 million, respectively, or an average of $0.60 and $0.60 per ton consumed, respectively. During the six months ended June 30, 2006 and 2005, we recorded accretion expense of $25.2 million and $25.3 million, respectively, or an average of $0.64 and $0.64 per ton consumed, respectively. Changes in estimates of costs or disposal capacity are treated on a prospective basis for operating landfills and are recorded immediately in results of operations for fully incurred capping events and closed landfills. There were no changes in estimates that had a material impact on our results of operations during the three and six months ended June 30, 2006.
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
These estimates, however, require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. As noted above, because of these uncertainties, we estimate a range of exposure for environmental liabilities. Using the high end of our estimate of the reasonably possible range, the outcome of these matters, which exclude capping, closure and post-closure costs, could result in approximately $22 million of additional liability.
The following table shows the activities and balances related to environmental accruals and for capping, closure and post-closure accruals related to open and closed landfills from December 31, 2005 through June 30, 2006 (in millions):

	Balance at				Balance at
	December 31,	Charges to			June 30,
	2005	Expense	Other(1) (2)	Payments	2006
Environmental accruals	$272.8	$—	$(7.9)	$(7.0)	$257.9
Open landfills capping, closure, and post-closure accruals	419.8	17.4	12.7	(6.4)	443.5
Closed landfills capping, closure, and post-closure accruals	200.0	7.8	(0.1)	(10.4)	197.3

Total	$892.6	$25.2	$4.7	$(23.8)	$898.7

(1)	Environmental adjustment recorded in the second quarter was due to the selection by a regulatory agency of a lower cost remediation plan related to a Superfund site.

(2)	Amounts for open and closed landfills consist primarily of amounts accrued for capping, closure and post-closure liability to landfill assets during the period.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Employee Benefit Plans
Components of net periodic benefit cost —
The following tables provide the components of net periodic benefit cost for the BFI Pension Plan and the supplemental executive retirement plan (SERP) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
BFI Pension Plan:	2006	2005	2006	2005
Service cost	$—	$0.2	$0.1	$0.3
Interest cost	5.3	5.2	10.6	10.4
Expected return on plan assets	(7.5)	(7.1)	(15.0)	(14.1)
Recognized net actuarial loss	1.8	1.7	3.5	3.4
Amortization of prior service cost	—	—	—	—
Curtailment	0.1	—	0.1	—

Net periodic benefit (income) cost	$(0.3)	$—	$(0.7)	$—

	Three Months Ended June 30,		Six Months Ended June 30,
SERP:	2006	2005	2006	2005
Service cost	$0.2	$0.6	$0.4	$0.8
Interest cost	0.1	—	0.3	0.2
Recognized net actuarial gain	—	—	(0.0)	—
Curtailment	(0.0)	(0.4)	(0.0)	(0.4)
Amortization of prior service cost	0.2	0.4	0.4	0.8

Net periodic benefit cost	$0.5	$0.6	$1.1	$1.4

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

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net income available to common shareholders, as reported	$39.3	$56.3
Add: Stock-based compensation expense included in reported net income available to common shareholders, net of tax	1.4	2.8
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(2.5)	(5.1)

Net income available to common shareholders, pro forma	$38.2	$54.0

Basic earnings per share: As reported	$0.12	$0.17
Pro forma	0.12	0.17

Diluted earnings per share: As reported	$0.12	$0.17
Pro forma	0.11	0.16

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with SFAS 123, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Risk free interest rate	3.2%	3.2%
Expected life (in years)	6.0	6.0
Dividend rate	0.0%	0.0%
Expected volatility	53.3%	53.6%
Adoption of SFAS 123(R) –
We elected to adopt the modified prospective transition method as provided by SFAS 123(R). Under this method, we are required to recognize compensation expense for all awards granted after the date of adoption and for all the unvested portion of previously granted awards that remained outstanding at the date of adoption. Accordingly, financial statement amounts for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The effect of recording stock-based compensation expense for the three and six months ended June 30, 2006 was as follows (in millions, except per share data):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2006	2006
Stock-based compensation expense by type of award(1):
Stock options	$2.1	$3.7
Restricted stock awards (2)	1.8	3.6

Total stock-based compensation expense	$3.9	$7.3
Tax effect on stock-based compensation expense	1.3	2.6

Net effect on net income available to common shareholders	$2.6	$4.7

Effect on earnings per share:
Basic	$0.01	$0.01
Diluted	0.01	0.01

(1)	Included in selling, general and administrative expenses.

(2)	Stock-based compensation expense related to restricted stock awards was recorded under the provisions of APB 25.
Employee stock options –
In February 2006, the Board amended and restated the 1991 Employee Stock Plan to create the 2006 Incentive Stock Plan (2006 Plan). Our stockholders approved the 2006 Plan in May 2006. The 2006 Plan, the Amended and Restated 1993 Incentive Stock Plan (1993 Plan) and the Amended and Restated 1994 Incentive Stock Plan (1994 Plan) (collectively the Employee Plans), provide for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock and stock bonuses. The 2006 Plan also provides for the grant of restricted stock units, stock appreciation rights, performance awards, dividend equivalents, cash awards, or other stock-based awards. Options granted under the Employee Plans typically vest over three to five years and expire ten years from their grant date. No further awards may be granted under the 1993 Plan and 1994 Plan. At June 30, 2006, there were approximately 35.0 million shares of common stock available for award under the 2006 Plan.
During the six months ended June 30, 2006, Allied granted 0.6 million stock options, all in the first quarter, with an estimated total grant-date fair value of $2.5 million. Of this amount, we estimated that the stock-based compensation for the awards granted during the six months ended June 30, 2006 not expected to vest was $0.1 million. All options have no intrinsic value at date of grant. The weighted average fair value of options granted during the six months ended June 30, 2006 was $4.35 per share.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the three and six months ended June 30, 2006, we recorded stock-based compensation related to stock options of $2.1 million and $3.7 million or $1.2 million and $2.2 million, net of tax, respectively, for all unvested options granted prior to and after the adoption of SFAS 123(R). At June 30, 2006, the deferred stock-based compensation balance, net of estimated forfeitures, related to stock options was $16.4 million and is expected to be recognized over an estimated weighted average amortization period of 3.6 years.
The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $1.5 million and $1.9 million, respectively. The weighted average grant date fair value of stock options vested during the three months and six months ended June 30, 2006 was $2.3 million and $4.4 million, respectively. Total cash received from employee stock option exercises during the three and six months ended June 30, 2006 was $7.7 million and $8.8 million, respectively. The income tax benefits from stock option exercises totaled approximately $0.6 million and $0.7 million, respectively, for the three and six months ended June 30, 2006.
Non-employee director stock awards –
We provide restricted stock awards (or, at the discretion of the Management Development/ Compensation Committee of the Board of Directors, restricted stock units or stock options) to non-employee members of the Board of Directors under our 2005 Non-Employee Director Equity Compensation Plan (the Director Plan). The maximum number of shares to be granted under the Director Plan is 2.75 million common shares, of which approximately 1.3 million was available for issuance at June 30, 2006. Stock awards granted under the Director Plan generally vest over a period of one to three years and expire ten years from the grant date. Restricted stock awards cannot be sold or transferred and are subject to forfeiture until they are fully vested.
During the three and six months ended June 30, 2006, Allied granted non-employee directors approximately 46,000 shares of restricted stock with an estimated total grant-date fair value of $0.6 million and weighted average fair value of $12.04 per share for both the three and six months ended June 30, 2006.
During the three and six months ended June 30, 2006, stock-based compensation related to non-employee directors’ awards was $0.1 million and $0.2 million, net of tax, respectively. During the six months ended June 30, 2006, approximately 14,000 shares were forfeited, all in the first quarter. Approximately 49,000 shares vested during the six months ended June 30, 2006, all in the second quarter. At June 30, 2006, the deferred stock-based compensation balance related to these awards was $0.5 million and is expected to be recognized over an estimated weighted average amortization period of one year.
A summary of our stock option awards, including those granted to non-employee directors, for the three months ended June 30, 2006, is as follows:

	Number	Weighted	Weighted Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual Term	Value
	(in millions)	Price	(years)	(in millions)(1)
Outstanding, March 31, 2006	19.8	$11.50	5.8	$23.7
Granted	—	—		—
Exercised	(0.8)	9.63		(1.5)
Forfeited or expired	(0.0)	10.85		(0.1)

Outstanding, June 30, 2006	19.0	11.59	5.7	$22.1

Exercisable, June 30, 2006	14.1	12.46	4.6	$10.2

(1)	Based on our closing common stock price of $11.36 at June 30, 2006.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the status of our non-vested options at June 30, 2006 and changes during the three months ended June 30, 2006 is as follows:

	Number
	of	Weighted
	Shares	Average Grant
	(in millions)	Date Fair Value
Non-vested balance at March 31, 2006	5.5	$4.62
Granted	—	—
Vested	(0.5)	4.51
Forfeited	(0.1)	4.94

Non-vested balance at June 30, 2006	4.9	4.63

Valuation assumptions –
In connection with the adoption of SFAS 123(R), we assessed our valuation technique and related assumptions. Consistent with the provisions of SFAS 123(R), Staff Accounting Bulletin No. 107 (SAB 107) and our prior period pro forma disclosures, we estimated the fair value of stock options on the date of grant using a Black-Scholes option valuation model that uses the assumptions in the following table. The fair value of each option grant is recognized using the straight-line attribution approach.

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Risk free interest rate	3.8%	3.8%
Expected life (in years)	6.7	6.7
Dividend rate	0.0%	0.0%
Expected volatility	45.7%	45.9%
The risk-free interest rate is based on a zero-coupon U.S. Treasury bill rate on the date of grant with the maturity date approximately equal to the expected life at the grant date. The expected life of the options is determined using the simplified method as provided by SAB 107 for “plain vanilla” options. Allied has not issued any dividends on common stock and is currently restricted from paying common stock dividends under our 2005 Credit Facility. Based on this, the dividend rate is assumed to be zero. The Company derives its expected volatility based on a combination of the implied volatility of its traded options and daily historical volatility of its stock price. Prior to the adoption of SFAS 123(R), the Company used historical volatility of its stock price for its pro forma disclosures.
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
During 2005 and 2004, the Management Development/Compensation Committee approved grants of approximately 1.1 million and 0.2 million restricted stock units with a weighted average grant-date fair value of $8.83 and $13.38, respectively. These restricted stock units cannot be sold or transferred and are subject to forfeiture until they are fully vested. The restricted stock units vest over a period of three to five years, after which time they are automatically converted into shares of Allied’s common stock unless a participant has elected to defer the settlement of shares. Also during 2005, Allied granted 100,000 shares of restricted stock to its Chief Executive Officer. On May 27, 2006, 10,000 of those shares vested. Beginning in June 2006, another 40,000 began vesting at a rate of 833 per month. The remaining 50,000 will vest solely based on achieving certain performance targets over a period of not more than seven years beginning on January 1, 2006.
During six months ended June 30, 2006, Allied granted approximately 0.2 million restricted stock units with an estimated total grant-date fair value of $1.5 million, all in the first quarter. Of these amounts,

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
we estimated the stock-based compensation for the awards granted during the six months ended June 30, 2006 not expected to vest was immaterial. The weighted average fair value of restricted stock units granted during the six months ended June 30, 2006 was $8.94 per share.
During the three and six months ended June 30, 2006, we recorded stock-based compensation related to restricted stock awards to employees of $1.7 million and $3.4 million, or $1.3 million and $2.3 million net of tax, respectively. During the three and six months ended June 30, 2006, approximately 0.2 million shares and 0.2 million shares, respectively, were forfeited and approximately 0.8 million shares and 1.0 million shares, respectively, vested. At June 30, 2006, the deferred stock-based compensation balance related to non-vested restricted stock awards was $14.7 million and is expected to be recognized over an estimated weighted average amortization period of 3.7 years.
The weighted average grant date fair value of restricted stock awards vested during the three and six months ended June 30, 2006 was $5.0 million and $6.7 million, respectively. The income tax benefits from restricted stock awards were approximately $1.5 million for both the three and six months ended June 30, 2006.
A summary of our restricted stock awards, including those granted to non-employee directors, for the three months ended June 30, 2006, is as follows:

	Number	Weighted	Weighted Average	Aggregate
	of	Average	Remaining	Intrinsic
	Shares	Grant Date	Contractual Term	Value
	(in millions)	Fair Value	(years)	(in millions) (1)
Outstanding, March 31, 2006	4.9	$7.06	3.9	$55.0
Granted	0.0	12.04		0.5
Vested	(0.8)	6.02		(9.5)
Forfeited	(0.2)	6.63		(2.1)

Outstanding, June 30, 2006	3.9	7.37	3.7	$43.9

(1)	Based on our closing common stock price of $11.36 at June 30, 2006.
9. Net Income Per Common Share
Net income per common share is calculated by dividing net income less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic earnings per share computation:
Income from continuing operations	$37.6	$53.0	$78.8	$77.7
Less: Dividends on preferred stock	(9.4)	(14.7)	(24.1)	(22.4)

Income from continuing operations available to common shareholders	$28.2	$38.3	$54.7	$55.3

Weighted average common shares outstanding	364.1	329.1	347.2	324.2

Basic earnings per share from continuing operations	$0.08	$0.12	$0.16	$0.17

Diluted earnings per share computation:
Income from continuing operations	$37.6	$53.0	$78.8	$77.7
Less: Dividends on preferred stock	(9.4)	(14.7)	(24.1)	(22.4)

Income from continuing operations available to common shareholders	$28.2	$38.3	$54.7	$55.3

Weighted average common shares outstanding	364.1	329.1	347.2	324.2
Dilutive effect of stock, stock options and contingently issuable shares	3.2	3.1	2.7	3.4

Weighted average common and common equivalent shares outstanding	367.3	332.2	349.9	327.6

Diluted earnings per share from continuing operations	$0.08	$0.12	$0.16	$0.17

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In calculating earnings per share, we have not assumed conversion of the following securities into common shares since the effects of those conversions would not be dilutive to earnings per share (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock options	7.0	17.6	8.7	17.6
Series C preferred stock	—	41.6	34.1	41.6
Series D preferred stock	60.8	74.5	60.8	46.5
Senior subordinated convertible debentures	11.3	11.3	11.3	11.3
10. Commitments and Contingencies
Litigation –
We are subject to extensive and evolving laws and regulations and have implemented our own environmental safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may have an impact on earnings for a particular period. We accrue for legal matters and regulatory compliance contingencies when such costs are probable and can be reasonably estimated. Our selling, general and administrative expenses in the second quarter of 2005 included a reversal of $16.3 million related to accruals for legal matters, primarily established at the time of the BFI acquisition. We do not believe that matters in process at June 30, 2006 will have a material adverse effect on our consolidated liquidity, financial position or results of operations. See Tax contingencies below for a discussion of our outstanding tax dispute with the Internal Revenue Service (IRS).
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
In September 1999, neighboring parties and the county drainage district filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from an unrelated dispute years ago related to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 2.3 million tons at June 30, 2006. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a judgment issued by a Texas state trial court in the civil

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
lawsuit effectively revoked the expansion permit that was granted by the TCEQ in 2001, which would require us to operate the landfill according to a prior permit granted in 1988. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.
In April 2006, the Texas Court of Appeals ruled on the civil litigation. The court dissolved the permanent injunction which would have effectively prevented us from operating the landfill under the expansion permit, but also required us to pay a damage award of approximately $2 million plus attorney fees and interest. On April 27, 2006, all parties filed motions for rehearing, which were denied by the Texas Court of Appeals. We are evaluating our options regarding the April 2006 opinion, including whether to file an appeal to the Texas Supreme Court.
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
We expect that certain modifications may be required to be made to the employment agreements, as well as to related compensation plans, programs, and arrangements, to comply with the provisions of Section 409A of the Internal Revenue Code of 1986, as amended. The IRS has not released final guidance on Section 409A, and it is not certain when such guidance will be released or what modifications will be required. Under proposed regulations released by the IRS in September 2005, however, our company is required to operate its employment and compensation agreements, plans, programs and arrangements in reasonable good faith compliance with Section 409A and the guidance issued thereunder during 2005 and 2006. Under the proposed regulations, we generally will have until December 31, 2006 to amend documents to comply with Section 409A.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2006, we had the following financial assurance instruments and collateral in place (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$646.0	$—	$—	$—	$646.0
Surety bonds	557.6	503.7	—	—	1,061.3
Trust deposits	81.9	—	—	—	81.9
Letters of credit (1)	469.4	46.2	282.0	108.5	906.1

Total	$1,754.9	$549.9	$282.0	$108.5	$2,695.3

(1)	At June 30, 2006, these amounts were issued under the 2005 Revolver and the Institutional Letter of Credit Facility under our 2005 Credit Facility.
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
Guarantees —
We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that relate to our activities prior to the divestiture and that may become known in the future. As of June 30, 2006, we estimated the contingent obligations associated with these indemnifications to be insignificant.
We have entered into agreements to guarantee property owners the value of certain property that is adjacent to certain landfills. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees have been accounted for in accordance with SFAS No. 5, Accounting for Contingencies, in the consolidated financial statements. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and were not significant as of June 30, 2006 and 2005.
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

ALLIED WASTE INDUSTRIES, INC.
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
On July 12, 2006, the United States Court of Appeals for the Federal Circuit reversed a decision by the United States Court of Federal Claims favorable to the taxpayer in Coltec v. United States, — F.3d — (Fed. Cir. 2006), in a case involving a similar transaction. The Federal Circuit affirmed the taxpayer’s position regarding the technical interpretation of the relevant tax code provisions. However, although we continue to believe that our suit for refund in the Court of Federal Claims is factually distinguishable from Coltec, the legal bases upon which the decision was reached by the Federal Circuit may impact our litigation.
If capital loss deduction is fully disallowed, we estimate it could have a potential federal and state cash tax impact (excluding penalties) of up to $310 million, of which approximately $33 million has been paid, plus accrued interest through June 30, 2006 of approximately $117 million ($70 million net of tax benefit). We are evaluating any potential impact of the Coltec decision on the possibility of penalties ultimately being paid. If the capital loss deduction is disallowed, the IRS could ultimately impose penalties and interest on those penalties for any amount up to approximately $130 million, after tax.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The potential tax and interest (but not penalties or penalty-related interest) impact of a full disallowance has been fully reserved on our consolidated balance sheet. With regard to tax and accrued interest through June 30, 2006, a disallowance would not materially adversely affect our consolidated results of operations. The periodic accrual of additional interest charged through the time at which this matter is resolved will continue to affect our consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.
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
We manage our operations through five geographic operating segments: Midwestern, Northeastern, Southeastern, Southwestern and Western. Each region is responsible for managing several vertically integrated operations, which are comprised of districts. Results by segment have been restated for previous periods to reflect the changes in organizational structure in the fourth quarter of 2005 and refinements to that organizational structure completed during the second quarter ended June 30, 2006.
The tables below reflect information relating to our geographic operating segments (in millions):
Revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Midwestern	$319.6	$308.9	$608.7	$586.1
Northeastern	322.3	324.4	618.6	613.2
Southeastern	270.0	248.5	528.2	484.7
Southwestern	252.6	233.8	493.6	452.5
Western	338.0	313.1	660.8	617.3

Total reportable segments	1,502.5	1,428.7	2,909.9	2,753.8
Other (1)	38.1	19.9	69.4	36.1

Total per financial statements	$1,540.6	$1,448.6	$2,979.3	$2,789.9

(1)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a regional basis.
Operating income before depreciation and amortization: (1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Midwestern	$96.2	$89.1	$174.3	$169.2
Northeastern	84.3	85.9	156.6	157.1
Southeastern	80.5	70.0	153.2	139.9
Southwestern	73.5	65.7	143.8	129.9
Western	109.7	103.4	209.0	201.4

(1)	See the following table for the reconciliation to income before income taxes and minority interest per the consolidated statements of operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation of reportable segment primary measure of profitability to income before income taxes and minority interest is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total operating income before depreciation and amortization for reportable segments	$444.2	$414.1	$836.9	$797.5
Other(1)	(43.9)	(25.2)	(86.6)	(72.1)
Depreciation and amortization	(147.5)	(141.0)	(288.9)	(274.3)
Interest expense and other	(173.8)	(126.6)	(306.5)	(330.2)

Income before taxes and minority interest	$79.0	$121.3	$154.9	$120.9

(1)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a regional basis, including national accounts where work has been subcontracted.
Amounts of our total revenue attributable to services provided are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005(1)	2006	2005(1)
Collection
Residential	$301.8	$300.2	$597.7	$589.4
Commercial	373.4	345.6	737.6	682.2
Roll-off(2)	345.9	317.8	662.8	601.2
Recycling	52.9	50.8	99.8	99.6

Total Collection	1,074.0	1,014.4	2,097.9	1,972.4

Disposal
Landfill	223.2	209.1	421.6	389.3
Transfer	111.3	109.7	207.8	206.7

Total Disposal	334.5	318.8	629.4	596.0

Recycling — Commodity	55.4	59.5	105.8	116.2

Other(3)	76.7	55.9	146.2	105.3

Total Revenues	$1,540.6	$1,448.6	$2,979.3	$2,789.9

(1)	The revenue mix for 2005 reflects the reclassification of transportation revenue out of collection, disposal and recycling-commodity revenue to other revenue.

(2)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(3)	Consists primarily of revenue from national accounts where the work has been subcontracted, revenue generated from waste transported via railway and revenue from liquid waste.
There were no revenues or operating income before depreciation and amortization reported for discontinued operations for the three and six months ended June 30, 2006. For the three and six months ended June 30, 2005, there were no revenues reported for discontinued operations and the operating income before depreciation and amortization reported as discontinued operations by geographic region was as follows (in millions):
Operating income before depreciation and amortization:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Northeastern	$(0.1)	$(0.1)
Southeastern	(1.6)	(1.6)

Total reportable segments	$(1.7)	$(1.7)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Condensed Consolidating Financial Statements
Most of our outstanding debt is issued by Allied NA, our wholly-owned subsidiary, or BFI. The 8.50% senior notes due 2008, the 8.875% senior notes due 2008, the 6.50% senior notes due 2010, the 5.75% senior notes due 2011, the 6.375% senior notes due 2011, the 9.25% senior notes due 2012, the 7.875% senior notes due 2013, the 6.125% senior notes due 2014, the 7.25% senior notes due 2015, the 7.125% senior notes due 2016 and the 7.375% senior unsecured notes due 2014 issued by Allied NA, and certain other debt issued by BFI and the 2005 Credit Facility are guaranteed by us. The 6.375% senior notes due 2008, the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by BFI are guaranteed by Allied NA and Allied. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are Condensed Consolidating Balance Sheets as of June 30, 2006 and December 31, 2005 and the related Condensed Consolidating Statements of Operations and Cash Flows for the three and six months ended June 30, 2006 and 2005 of Allied Waste Industries, Inc. (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries that are not guarantors (Non-Guarantors).
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	June 30, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$—	$—	$44.1	$3.5	$—	$47.6
Accounts receivable, net	—	—	361.0	367.0	—	728.0
Prepaid and other current assets	—	0.4	41.2	126.0	(76.9)	90.7
Deferred income taxes	—	—	119.1	9.5	—	128.6

Total current assets	—	0.4	565.4	506.0	(76.9)	994.9
Property and equipment, net	—	0.1	4,367.5	26.1	—	4,393.7
Goodwill	—	—	8,107.4	72.4	—	8,179.8
Investment in subsidiaries	2,294.2	14,684.2	420.1	—	(17,398.5)	—
Other assets, net	5.7	88.8	7.8	1,186.2	(1,046.0)	242.5

Total assets	$2,299.9	$14,773.5	$13,468.2	$1,790.7	$(18,521.4)	$13,810.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$—	$7.9	$215.1	$—	$223.0
Accounts payable	—	—	476.7	4.4	—	481.1
Accrued closure, post-closure and environmental costs	—	—	14.6	75.1	—	89.7
Accrued interest	2.1	94.8	96.4	1.3	(76.9)	117.7
Other accrued liabilities	63.2	0.8	62.7	217.0	—	343.7
Unearned revenue	—	—	234.4	6.7	—	241.1

Total current liabilities	65.3	95.6	892.7	519.6	(76.9)	1,496.3
Long-term debt, less current portion	230.0	5,887.6	841.5	—	—	6,959.1
Deferred income taxes	—	—	404.8	(9.7)	—	395.1
Accrued closure, post-closure and environmental costs	—	—	366.7	442.3	—	809.0
Due to (from) parent	(1,522.8)	6,531.6	(5,004.4)	(4.4)	—	—
Other long-term obligations	19.1	—	1,608.1	62.9	(1,047.0)	643.1
Stockholders’ equity	3,508.3	2,258.7	14,358.8	780.0	(17,397.5)	3,508.3

Total liabilities and stockholders’ equity	$2,299.9	$14,773.5	$13,468.2	$1,790.7	$(18,521.4)	$13,810.9

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Three Months Ended June 30, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,482.8	$57.8	$—	$1,540.6
Cost of operations	—	0.2	957.2	34.5	—	991.9
Selling, general and administrative expenses	6.9	—	138.8	2.7	—	148.4
Depreciation and amortization	—	0.2	145.0	2.3	—	147.5

Operating (loss) income	(6.9)	(0.4)	241.8	18.3	—	252.8
Equity in earnings of subsidiaries	(21.3)	(119.4)	(10.9)	—	151.6	—
Interest expense (income) and other	2.7	150.6	21.0	(0.5)	—	173.8
Intercompany interest (income) expense	(35.1)	21.7	32.6	(19.2)	—	—
Management fees	(2.0)	—	1.6	0.4	—	—

Income (loss) before income taxes	48.8	(53.3)	197.5	37.6	(151.6)	79.0
Income tax expense (benefit)	11.2	(69.0)	84.3	14.7	—	41.2
Minority interest	—	—	—	0.2	—	0.2

Net income	37.6	15.7	113.2	22.7	(151.6)	37.6
Dividends on preferred stock	(9.4)	—	—	—	—	(9.4)

Net income available to common shareholders	$28.2	$15.7	$113.2	$22.7	$(151.6)	$28.2

	Six Months Ended June 30, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$2,866.5	$112.8	$—	$2,979.3
Cost of operations	—	—	1,850.7	84.5	—	1,935.2
Selling, general and administrative expenses	12.9	—	273.9	7.0	—	293.8
Depreciation and amortization	—	0.7	283.8	4.4	—	288.9

Operating (loss) income	(12.9)	(0.7)	458.1	16.9	—	461.4
Equity in earnings of subsidiaries	(46.3)	(226.3)	(17.2)	—	289.8	—
Interest expense (income) and other	5.5	259.6	43.0	(1.6)	—	306.5
Intercompany interest (income) expense	(69.3)	51.3	56.6	(38.6)	—	—
Management fees	(4.1)	—	3.3	0.8	—	—

Income (loss) before income taxes	101.3	(85.3)	372.4	56.3	(289.8)	154.9
Income tax expense (benefit)	22.5	(124.6)	156.3	22.1	—	76.3
Minority interest	—	—	—	(0.2)	—	(0.2)

Net income	78.8	39.3	216.1	34.4	(289.8)	78.8
Dividends on preferred stock	(24.1)	—	—	—	—	(24.1)

Net income available to common shareholders	$54.7	$39.3	$216.1	$34.4	$(289.8)	$54.7

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Three Months Ended June 30, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,409.6	$39.0	$—	$1,448.6
Cost of operations	—	—	886.9	55.8	—	942.7
Selling, general and administrative expenses	5.2	—	108.1	3.7	—	117.0
Depreciation and amortization	—	—	139.2	1.8	—	141.0

Operating (loss) income	(5.2)	—	275.4	(22.3)	—	247.9
Equity in earnings of subsidiaries	(38.2)	(127.2)	(6.1)	—	171.5	—
Interest expense (income) and other	2.7	104.4	20.9	(1.4)	—	126.6
Intercompany interest (income) expense	(32.9)	27.4	23.4	(17.9)	—	—
Management fees	(1.3)	—	0.9	0.4	—	—

Income (loss) before income taxes	64.5	(4.6)	236.3	(3.4)	(171.5)	121.3
Income tax expense (benefit)	10.5	(52.7)	112.3	(0.8)	—	69.3
Minority interest	—	—	—	(1.0)	—	(1.0)

Net income (loss) from continuing operations	54.0	48.1	124.0	(1.6)	(171.5)	53.0
Discontinued operations, net of tax	—	—	1.0	—	—	1.0

Net income (loss)	54.0	48.1	125.0	(1.6)	(171.5)	54.0
Dividends on preferred stock	(14.7)	—	—	—	—	(14.7)

Net income (loss) available to common shareholders	$39.3	$48.1	$125.0	$(1.6)	$(171.5)	$39.3

	Six Months Ended June 30, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$2,694.4	$95.5	$—	$2,789.9
Cost of operations	—	(0.4)	1,714.6	103.4	—	1,817.6
Selling, general and administrative expenses	10.6	—	229.6	6.7	—	246.9
Depreciation and amortization	—	—	271.0	3.3	—	274.3

Operating (loss) income	(10.6)	0.4	479.2	(17.9)	—	451.1
Equity in earnings of subsidiaries	(54.1)	(268.2)	(12.4)	—	334.7	—
Interest expense (income) and other	5.5	284.1	43.6	(3.0)	—	330.2
Intercompany interest (income) expense	(55.6)	47.6	45.0	(37.0)	—	—
Management fees	(2.5)	—	1.7	0.8	—	—

Income (loss) before income taxes	96.1	(63.1)	401.3	21.3	(334.7)	120.9
Income tax expense (benefit)	17.4	(132.5)	150.1	8.9	—	43.9
Minority interest	—	—	—	(0.7)	—	(0.7)

Net income from continuing operations	78.7	69.4	251.2	13.1	(334.7)	77.7
Discontinued operations, net of tax	—	—	1.0	—	—	1.0

Net income	78.7	69.4	252.2	13.1	(334.7)	78.7
Dividends on preferred stock	(22.4)	—	—	—	—	(22.4)

Net income available to common shareholders	$56.3	$69.4	$252.2	$13.1	$(334.7)	$56.3

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities	$(8.7)	$(258.6)	$610.2	$24.9	$—	$367.8

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	2.8	—	—	2.8
Proceeds from sale of fixed assets	—	—	7.3	—	—	7.3
Capital expenditures, excluding acquisitions	—	—	(368.1)	(3.7)	—	(371.8)
Capitalized interest	—	—	(8.2)	—	—	(8.2)
Change in deferred acquisition costs, notes receivable and other	—	—	1.5	—	—	1.5

Cash used for investing activities	—	—	(364.7)	(3.7)	—	(368.4)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	1,200.7	—	22.4	—	1,223.1
Payments of long-term debt	—	(1,104.1)	(5.7)	(37.2)	—	(1,147.0)
Payments of preferred stock dividend	(29.4)	—	—	—	—	(29.4)
Net change in disbursement account	—	—	(63.3)	—	—	(63.3)
Net proceeds from sale of common stock, exercise of stock options and other	8.7	—	—	—	—	8.7
Intercompany between issuer and subsidiary	29.4	162.0	(185.5)	(5.9)	—	—

Cash provided by (used for) financing activities	8.7	258.6	(254.5)	(20.7)	—	(7.9)

(Decrease) increase in cash and cash equivalents	—	—	(9.0)	0.5	—	(8.5)
Cash and cash equivalents, beginning of period	—	—	53.1	3.0	—	56.1

Cash and cash equivalents, end of period	$—	$—	$44.1	$3.5	$—	$47.6

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities from continuing operations	$(100.9)	$(180.0)	$564.3	$34.1	$—	$317.5

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	1.6	—	—	1.6
Proceeds from sale of fixed assets	—	—	7.2	—	—	7.2
Capital expenditures, excluding acquisitions	—	—	(277.1)	(6.4)	—	(283.5)
Capitalized interest	—	—	(7.1)	—	—	(7.1)
Change in deferred acquisitions costs, notes receivable and other	—	—	1.1	—	—	1.1

Cash used for investing activities from continuing operations	—	—	(274.3)	(6.4)	—	(280.7)

Financing activities —
Net proceeds from sale of Series D preferred stock	580.6	—	—	—	—	580.6
Proceeds from long-term debt, net of issuance costs	—	2,560.6	—	54.3	—	2,614.9
Payments of long-term debt	—	(3,074.8)	(84.5)	(54.0)	—	(3,213.3)
Payments of preferred stock dividend	(19.3)	—	—	—	—	(19.3)
Net change in disbursement account	—	—	(94.4)	—	—	(94.4)
Net proceeds from sale of common stock, exercise of stock options and other, net	96.0	—	—	—	—	96.0
Intercompany between issuer and subsidiary	(556.3)	698.9	(119.5)	(23.1)	—	—

Cash provided by (used for) financing activities from continuing operations	101.0	184.7	(298.4)	(22.8)	—	(35.5)

Cash provided by discontinued operations	—	—	0.7	—	—	0.7

Increase (decrease) in cash and cash equivalents	0.1	4.7	(7.7)	4.9	—	2.0
Cash and cash equivalents, beginning of period	—	(0.3)	66.7	1.6	—	68.0

Cash and cash equivalents, end of period	$0.1	$4.4	$59.0	$6.5	$—	$70.0

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
Our business is characterized by a relatively stable customer base. Competition is driven by domestic economic and local demographic factors, as well as fluctuations in capacity utilization, in both the collection and landfill business. Customer service satisfaction levels industry-wide are very high since the collection customer has a very low tolerance for poor service.
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
We invest a significant amount of capital to support the ongoing operations of our landfill and collection business. Landfills are highly engineered, sophisticated facilities similar to civil works. Each year we invest capital at our 169 active landfills to ensure sufficient capacity to receive the waste volume we handle. In addition, we have approximately 13,200 collection vehicles and over 1.5 million containers to serve our collection customers. They endure rough conditions each day and must be routinely maintained and replaced. During the six months ended June 30, 2006, we invested $371.8 million of capital into the business (see Note 2, Property and Equipment, for detail by fixed asset category). In 2006, total capital expenditures are expected to be approximately $700 million.
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
Results of Operations.
Net income for the three months ended June 30, 2006 decreased to $37.6 million from $54.0 million for the three months ended June 30, 2005. This decrease was the result of increased revenues, offset by higher operating costs and higher interest expenses. Net income for the six months ended June 30, 2006 remained flat compared to the same period in the prior year, driven by increased revenues, higher operating costs and higher income tax expenses. Income tax expenses for the six months ended June 30, 2005 included a tax benefit of approximately $25.5 million, recorded in the first quarter of 2005, related to additional stock basis associated with a pending divestiture.
Our organic revenue growth was 7.8% for both the three and six months ended June 30, 2006. Revenues increased across all service lines except for a slight decrease in our recycling business.

Operating income for the three and six months ended June 30, 2006 increased by $4.9 million and $10.3 million, respectively, over the same periods in the prior year. However, increases in subcontractor and fuel recovery fee revenues were offset by increases in their related costs. In addition, operating costs increased from volume increases, normal inflation and investments in supply chain, sales, pricing and customer service programs. The increase in interest expense for the three months ended June 30, 2006 was driven by costs incurred in connection with the refinancing transactions during the second quarter of 2006 while the decrease in interest expense for the six months ended June 30, 2006 related to higher costs incurred to early extinguish and refinance debt during the first quarter of 2005.
Beginning in 2004 and continuing through the first six months of 2006, we implemented a best practices program to focus on improving sales productivity and pricing effectiveness, driver productivity through improved routing and maintenance efficiency through standardized operating practices, as well as reducing our procurement costs through more effective purchasing. In addition, we are focused on improving the effectiveness of our safety and our health and welfare programs.
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
On April 12, 2006, we completed the re-pricing of the 2005 Term Loan and Institutional Letter of Credit portions of our 2005 Credit Facility. The 2005 Term Loan and Institutional Letter of Credit Facility re-priced at LIBOR plus 175 basis points (or ABR plus 75 basis points), a reduction of 25 basis points. The pricing will further decrease to LIBOR plus 150 basis points (or ABR plus 50 basis points) when our leverage ratio is equal to or less than 4.25x. This re-pricing is expected to generate more than $4 million in annual interest savings.
In May 2006, we issued $600 million of 7.125% senior notes due 2016 at a discounted price equal to 99.123% of the aggregate principal amount. The net proceeds were used to fund a portion of the tender offer for our 8.875% senior notes due 2008. The refinancing of the senior notes is expected to generate approximately $6 million in annual interests savings. In conjunction with the re-pricing and refinancing transactions during the second quarter of 2006, we expensed approximately $40.8 million of costs related to premiums paid, deferred financing and other costs.
We continue to focus on maximizing cash flow to repay debt and to seek opportunities to create additional cash flow through reductions in interest cost. During the six months ended June 30, 2006, our debt balance increased by approximately $90 million to $7.2 billion primarily due to a higher level of capital reinvestment in the fourth quarter of 2005 and throughout 2006. We continue to improve our debt to total capitalization ratio, which decreased to 67.2% at June 30, 2006 from 67.3% at December 31, 2005.
Results of Operations
Three and Six Months Ended June 30, 2006 and 2005
The following table sets forth our results of operations and percentage relationship that the various items bear to revenues for the periods indicated (in millions, except percentages).

Statement of Operations Data:

	Three Months Ended June 30,
	2006		2005
Revenues	$1,540.6	100.0%	$1,448.6	100.0%
Cost of operations	991.9	64.4	942.7	65.1
Selling, general and administrative expenses	148.4	9.6	117.0	8.1
Depreciation and amortization	147.5	9.6	141.0	9.7

Operating income	252.8	16.4	247.9	17.1
Interest expense and other	173.8	11.3	126.6	8.7

Income before income taxes	79.0	5.1	121.3	8.4
Income tax expense	41.2	2.7	69.3	4.8
Minority interest	0.2	0.0	(1.0)	(0.1)

Income from continuing operations	37.6	2.4	53.0	3.7
Discontinued operations, net of tax	—	—	1.0	0.0

Net income	37.6	2.4	54.0	3.7
Dividends on preferred stock	(9.4)	(0.6)	(14.7)	(1.0)

Net income available to common shareholders	$28.2	1.8%	$39.3	2.7%

	Six Months Ended June 30,
	2006		2005
Revenues	$2,979.3	100.0%	$2,789.9	100.0%
Cost of operations	1,935.2	64.9	1,817.6	65.1
Selling, general and administrative expenses	293.8	9.9	246.9	8.9
Depreciation and amortization	288.9	9.7	274.3	9.8

Operating income	461.4	15.5	451.1	16.2
Interest expense and other	306.5	10.3	330.2	11.8

Income before income taxes	154.9	5.2	120.9	4.4
Income tax expense	76.3	2.6	43.9	1.6
Minority interest	(0.2)	(0.0)	(0.7)	(0.0)

Income from continuing operations	78.8	2.6	77.7	2.8
Discontinued operations, net of tax	—	—	1.0	0.0

Net income	78.8	2.6	78.7	2.8
Dividends on preferred stock	(24.1)	(0.8)	(22.4)	(0.8)

Net income available to common shareholders	$54.7	1.8%	$56.3	2.0%

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
The following table shows our total reported revenues by service line. Inter-company revenues have been eliminated.
Revenues by service line (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005(1)		2006		2005(1)
Collection
Residential	$301.8	19.6%	$300.2	20.7%	$597.7	20.1%	$589.4	21.1%
Commercial	373.4	24.2	345.6	23.9	737.6	24.8	682.2	24.4
Roll-off (2)	345.9	22.5	317.8	21.9	662.8	22.2	601.2	21.6
Recycling	52.9	3.4	50.8	3.5	99.8	3.3	99.6	3.6

Total Collection	1,074.0	69.7	1,014.4	70.0	2,097.9	70.4	1,972.4	70.7

Disposal
Landfill	223.2	14.5	209.1	14.4	421.6	14.1	389.3	14.0
Transfer	111.3	7.2	109.7	7.6	207.8	7.0	206.7	7.4

Total Disposal	334.5	21.7	318.8	22.0	629.4	21.1	596.0	21.4

Recycling – Commodity	55.4	3.6	59.5	4.1	105.8	3.6	116.2	4.2

Other(3)	76.7	5.0	55.9	3.9	146.2	4.9	105.3	3.7

Total Revenues	$1,540.6	100.0%	$1,448.6	100.0%	$2,979.3	100.0%	$2,789.9	100.0%

(1)	The revenue mix for 2005 reflects the reclassification of transportation revenue out of collection, disposal and recycling-commodity revenue to other revenue.

(2)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(3)	Consists primarily of revenue from national accounts where the work has been subcontracted, revenue generated from waste transported via railway and revenue from liquid waste.
Revenues increased 6.3% and 6.8%, respectively, during the three and six months ended June 30, 2006 over the comparative periods in 2005. All lines of business increased with the exception of recycling — commodity. The revenue increase within the collection business was attributable to increases in each of the residential, commercial, roll-off and recycling lines of business. The revenue increase within the disposal business is driven primarily by landfill revenue increases while transfer revenue increased slightly year over year. Recycling revenue decreased primarily due to cardboard and newspaper commodity price declines while other revenue increased as a result of waste volume increases associated with our national accounts. National account-related revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our standard operating areas, and as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset by the corresponding subcontract costs.
Following is a summary of the change in revenues (in millions):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
Reported revenues in 2005	$1,448.6	$2,789.9
Core business organic growth
Increase from average base per unit price change	51.6	92.6
Increase from fuel recovery fees	30.1	61.1
Increase from net volume change	24.1	48.0
Net divested revenues and adjustments	(10.2)	(7.0)
Decrease in recycling and other	(3.6)	(5.3)

Reported revenues in 2006	$1,540.6	$2,979.3

During the three and six months ended June 30, 2006, we generated organic revenue growth of 7.8% and 7.8%, of which $81.7 million or 6.0% and $153.7 million or 5.9% were attributable to revenue growth relating to our average price per unit on core business. Our continued price growth reflected the results of pricing increases implemented throughout the year. Within the collection business, average per unit pricing increased 7.0%, 8.3%, 3.4% and 10.4%, respectively, in the commercial, roll-off, residential and recycling collection lines of business for the quarter ended June 30, 2006. For the six months ended June 30, 2006, average per unit pricing increased by 6.6%, 7.6%, 4.1% and 11.2% in the commercial, roll-off, residential and recycling collection lines of business. Within the disposal line of business, landfill average per unit pricing increased 5.1% and 4.9%, respectively, and transfer average per unit pricing increased 5.2% and 5.0%, respectively, for the three and six months ended June 30, 2006. The fuel recovery fee program, implemented in 2005 to mitigate our exposure to increases in fuel price, generated $30.1 million or 36.8% and $61.1 million or 39.8%, respectively, of the total price growth in the three and six months ended June 30, 2006. This fee fluctuates with the price of fuel.
Core business volume growth was 1.8% and 1.9% for the three and six months ended June 30, 2006 compared to the same periods in the prior year. Approximately 1.6% and 1.4% of the total volume increases during the three and six months ended June 30, 2006 related to subcontracted and transportation revenues which generally generate low margin. Within the collection business, the commercial and roll-off lines of business experienced volume increases of 1.1% and 1.7%, respectively, and 1.6% and 3.1%, respectively, for the three and six months ended June 30, 2006. The residential line of business experienced slight volume decreases during both the three and six month periods ended June 30, 2006 and recycling collection volume declined by 9.0% and 10.5%, respectively. Within the disposal business, landfill and transfer volume decreased slightly during the quarter ended June 30, 2006. For the six months ended June 30, 2006, landfill volume increased slightly while transfer volume declined by 2.5%.
Our operations are not concentrated in any one geographic region. At June 30, 2006, we operated in 129 major markets in 37 states and Puerto Rico. Our regional teams focus on developing local markets in which we can operate a vertically integrated operation and maximize operating efficiency. As a result, we may choose to not operate in a market where our business objective cannot be met.
The following table shows our revenues by geographic region in total and as a percentage of total revenues.
Revenues by region(1) (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Midwestern	$319.6	20.8%	$308.9	21.3%	$608.7	20.4%	$586.1	21.0%
Northeastern	322.3	20.9	324.4	22.4	618.6	20.8	613.2	22.0
Southeastern	270.0	17.5	248.5	17.1	528.2	17.7	484.7	17.4
Southwestern	252.6	16.4	233.8	16.2	493.6	16.6	452.5	16.2
Western	338.0	21.9	313.1	21.6	660.8	22.2	617.3	22.1
Other(2)	38.1	2.5	19.9	1.4	69.4	2.3	36.1	1.3

Total Revenues	$1,540.6	100.0%	$1,448.6	100.0%	$2,979.3	100.0%	$2,789.9	100.0%

(1)	See discussion in Note 11 to our Consolidated Financial Statements.

(2)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a regional basis, including national accounts where the work has been subcontracted.
Cost of operations. Cost of operations includes labor and related benefits, which consists of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third-party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment, and containers, including related labor and benefit costs; transportation and subcontractor costs which include costs for independent haulers who transport our waste to disposal facilities and costs for local operators who provide waste handling services associated with our national accounts in markets outside our standard operating areas; fuel which includes the direct cost of fuel used by our vehicles, net of fuel credits; disposal and franchise fees and taxes consisting of landfill taxes, municipal franchise fees, host community fees and royalties; landfill operating costs which includes landfill accretion, financial assurance, leachate disposal and other landfill maintenance costs; risk management which includes casualty insurance premiums and claims; cost of goods sold which includes material costs paid to suppliers associated with recycling commodities; and other which includes expenses such as facility operating costs, equipment rent, and gains or losses on sale of assets used in our operations.
The following tables provide the components of our operating costs and as a percentage of revenues (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Labor and related benefits	$284.5	18.5%	$279.2	19.3%	$566.9	19.0%	$549.2	19.7%
Transfer and disposal costs	132.4	8.6	131.0	9.0	248.7	8.3	243.4	8.7
Maintenance and repairs	123.9	8.0	123.5	8.5	249.2	8.4	239.3	8.6
Transportation and subcontractor costs	138.5	9.0	111.8	7.7	258.3	8.7	211.1	7.6
Fuel	82.6	5.4	59.8	4.1	147.5	4.9	106.9	3.8
Disposal and franchise fees and taxes	92.3	6.0	90.3	6.2	181.8	6.1	171.6	6.1
Landfill operating costs	38.4	2.5	37.6	2.6	76.4	2.6	75.0	2.7
Risk management	37.7	2.5	49.0	3.4	79.9	2.7	88.9	3.2
Costs of good sold	16.2	1.0	11.7	0.8	25.9	0.9	23.6	0.8
Other	45.4	2.9	48.8	3.5	100.6	3.3	108.6	3.9

Total operating expenses	$991.9	64.4%	$942.7	65.1%	$1,935.2	64.9%	$1,817.6	65.1%

Cost of operations increased 5.2% and 6.5% in the three and six months ended June 30, 2006 compared to the same periods in the prior year primarily due to increases in labor, fuel, and transportation and subcontract costs, partially offset by decreases in risk management and other expenses. Labor costs increased for the six months ended June 30, 2006, primarily as a function of inflation and volume increases. The increase in transportation and subcontractor costs reflected our year-to-date price and volume growth, particularly volume growth in our national accounts, and pass-through fuel cost increases. Risk management costs were reduced by $7  million in the second quarter of 2006 as a result of changes in estimates due to claims experience. Other expense decreased approximately $8 million as a result of a favorable adjustment to our environmental reserves in the second quarter of 2006, primarily due to the selection by the U.S. Environmental Protection Agency of a lower cost remediation plan related to a Superfund site at which the Company is a potentially responsible party.
Fuel costs increased because of higher fuel prices and the expiration of certain fixed price purchase contracts. A significant portion of these contracts expired in early 2005. All fixed price purchase contracts expired as of March 31, 2006, and, unless new contracts are executed, all future fuel purchases will be at market rates. In the three and six months ended June 30, 2006, the contracts in place reduced fuel costs by $5.9 million when compared to then current market prices. We expect that our fuel recovery fee will offset a portion of the volatility in fuel costs arising from future market price fluctuations. At June 30, 2006, approximately 56% of our customers participated in the fuel recovery fee program.
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
The following tables provide the components of our selling, general and administrative costs and as a percentage of revenues (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Salaries	$89.7	5.8%	$78.9	5.5%	$176.6	5.9%	$161.4	5.8%
Rent and office costs	10.8	0.7	9.8	0.7	21.3	0.7	20.0	0.7
Professional fees	15.2	1.0	12.6	0.9	29.8	1.0	25.0	0.9
Provision for doubtful accounts	2.8	0.2	5.5	0.4	7.5	0.3	6.3	0.2
Other	29.9	1.9	10.2	0.6	58.6	2.0	34.2	1.3

Total selling, general and administrative expenses	$148.4	9.6%	$117.0	8.1%	$293.8	9.9%	$246.9	8.9%

Selling, general and administrative expenses increased 26.8% and 19.0% for the three and six months ended June 30, 2006 compared to the same periods in 2005 primarily relating to salaries, professional fees and other expenses. The increase in salaries reflected the impact of inflation and benefits costs as well as stock option expense recognized due to the adoption of SFAS 123(R) as of January 1, 2006. The professional fees increase was driven by consulting fees related to initiatives to standardize sales programs and implement procurement programs. The increase in other expense was primarily attributable to a $16.3 million non-cash reversal of litigation reserves during the quarter ended June 30, 2005 and accruals and settlements for certain legal matters in the second quarter of 2006.
Depreciation and amortization includes depreciation of fixed assets and amortization costs associated with the acquisition, development and retirement of landfill airspace and intangible assets. Depreciation is provided on the straight-line method over the estimated useful lives of buildings and improvements (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (4-8 years). Landfill assets are amortized at a rate per ton of waste disposed. (See Note 6, Landfill Accounting for a discussion of landfill accounting.) Depreciation of vehicles increases as fully-depreciated trucks are replaced by new vehicles. Amortization of landfill assets is impacted by several factors including rates of inflation, granted landfill expansions and compaction rates.
The following tables provide the components of our depreciation and amortization and as a percentage of revenues (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Depreciation of fixed assets	$79.4	5.2%	$75.3	5.2%	$158.7	5.3%	$150.8	5.4%
Landfill and other amortization	68.1	4.4	65.7	4.5	130.2	4.4	123.5	4.4

Total depreciation and amortization	$147.5	9.6%	$141.0	9.7%	$288.9	9.7%	$274.3	9.8%

Depreciation and amortization increased 4.6% in the second quarter of 2006 and 5.3% for the six months ended June 30, 2006 compared to the same periods in 2005. The increase in amortization expense is primarily related to an increase in the landfill amortization rate. Depreciation expense related to vehicles and equipment increased primarily due to increases in capital expenditures in recent periods.
Interest expense and other. Interest expense and other increased by 37.2% in the quarter ended June 30, 2006 and decreased by 7.2% in the six months ended June 30, 2006 compared to the same periods in 2005. Following are the components of interest expense and other (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest expense, gross	$132.4	$126.5	$264.4	$264.9
Interest income	(0.7)	(1.5)	(1.4)	(1.9)
Interest capitalized for development projects	(4.1)	(3.7)	(8.2)	(7.1)
Accretion of debt and amortization of debt issuance costs	5.4	5.7	10.9	11.9
Costs incurred to early extinguish debt	40.8	(0.4)	40.8	62.4

Total Interest expense and other	$173.8	$126.6	$306.5	$330.2

The increase in interest expense and other for the three months ended June 30, 2006 was attributable primarily to the premiums paid and the write-off of deferred financing and other costs in connection with the refinancing transactions in the second quarter of 2006. In connection with these refinancing transactions, we incurred costs to early extinguish and refinance debt of $40.8 million during the three and six months ended June 30, 2006. Gross interest expense increased during the three months ended June 30, 2006 due to the impact of rising interest rates on the variable rate portion of our debt. Gross interest expense for the six months ended June 30, 2006 decreased due to the repayment of debt in prior quarters from our continued de-leveraging strategy and the refinancing of debt at lower interest rates in the first quarter of 2005 (2005 Refinancing plan). In connection with the 2005 refinancing transactions, costs incurred to early extinguish and refinance debt were $62.4 million for six months ended June 30, 2005.
Income tax expense. The effective tax rate for the three and six months ended June 30, 2006 was 52.3% and 49.2%, respectively, compared to 56.7% and 36.1% for the same periods in the prior year. The increase in the effective tax rate for the six months ended June 30, 2006 is primarily attributable to a $25.5 million tax benefit, recorded in the first quarter of 2005, related to the stock basis associated with a pending divestiture.
Dividends on preferred stock. Dividends on preferred stock were $9.4 million and $14.7 million for the three months ended June 30, 2006 and 2005, respectively, and $24.1 million and $22.4 million for the six months ended June 30, 2006 and 2005, respectively. The decrease of $5.3 million for the three months ended June 30, 2006 was a result of the conversion of the Series C mandatory convertible preferred stock (Series C preferred stock) issued in April 2003. The Series C preferred stock was converted into approximately 34.1 million shares of common stock on April 1, 2006, eliminating approximately $21.6 million of annual cash dividends. The increase of $1.7 million for the six months ended June 30, 2006 was a result of an increase of $7.1 million of 6.25% dividends payable in cash for the Series D mandatory convertible preferred stock (Series D preferred stock) issued in March 2005 offset by the decrease of $5.4 million due to the conversion of the Series C preferred stock.
Liquidity and Capital Resources
We are a highly leveraged company with $7.2 billion of outstanding debt at June 30, 2006. The majority of our debt was incurred to acquire solid waste companies between 1990 and 2000. We incurred and assumed over $11 billion of debt to acquire BFI in 1999. Since the acquisition of BFI, we have repaid debt with cash flow from operations, asset sales and the issuances of equity. We intend to continue to reduce our debt balance until we reach credit ratios that we believe will allow us to benefit from an investment grade-like cost of capital. We believe that as we move towards these ratios, when compared to today, we will have additional opportunities to reduce our cost of debt below our current level on a basis relative to interest rates at the time. We expect these opportunities will increase liquidity, and provide more flexibility in deciding the most appropriate use of our cash flow. Additionally, we believe that as we reduce our financial leverage, shareholder value should be created through cash flow due to reduced interest payments.
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
When we cannot meet our liquidity needs with operating cash flow, we meet those needs with borrowings under our 2005 Credit Facility. We have a $1.575 billion commitment until 2010 under our 2005 Credit Facility, which we believe is adequate to meet our liquidity needs based on current conditions. At June 30, 2006, we had $116.8 million of loans outstanding and $411.1 million in letters of credit drawn on the 2005 Revolver, leaving approximately $1.047 billion of availability for borrowings and letters under our Institutional Letter of Credit Facility, all of which was used at June 30, 2006. During the second half of 2006, we expect to repay the $116.8 million outstanding on our revolving credit facility with cash flow from operations after capital expenditures plus the proceeds from the sale of assets and surplus properties.
Cash provided by operations increased 16% in the first six months of 2006 when compared to the same period in 2005, primarily due to an increase in net income after adjusting for non-cash items related to deferred taxes of approximately $33 million and depreciation and amortization of approximately $15 million. Consistent with our 2006 capital plan, we reinvested $371.8 million of capital into the business during the first six months of 2006, an increase of more than $88 million over the first six months of 2005. The year over year reduction in cash used for financing activities is primarily reflective of the change in disbursement account. The disbursement account represents outstanding checks that were issued but are in transit at the end of a reporting period.
Following is a summary of the primary sources and uses of cash during the six months ended June 30, (in millions):
Sources of cash

	2006	2005
Cash provided by operations	$367.8	$317.5
Net proceeds from issuance of common and preferred stock	8.7	676.6
Decrease in cash balance	8.5	—
Net proceeds from divestitures, net of acquisitions	2.8	1.6
Debt proceeds, net of debt repayments	87.4	—
Proceeds from the sale of fixed assets	7.3	7.2

Total	$482.5	$1,002.9

Uses of cash

	2006	2005
Capital expenditures	$371.8	$283.5
Debt repayments, net of debt proceeds	—	569.9
Debt issuance costs	11.3	28.5
Increase in cash balance	—	2.0
Payment of preferred stock cash dividends	29.4	19.3
Decrease in disbursement account	63.3	94.4
Other non-operating net cash outflows	6.7	5.3

Total	$482.5	$1,002.9

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
On April 12, 2006, we completed the re-pricing of the 2005 Term Loan and Institutional Letter of Credit portions of our 2005 Credit Facility. The 2005 Term Loan and Institutional Letter of Credit Facility re-priced at LIBOR plus 175 basis points (or ABR plus 75 basis points), a reduction of 25 basis points. The pricing will further decrease to LIBOR plus 150 basis points (or ABR plus 50 basis points) when our leverage ratio is equal to or less than 4.25x. This re-pricing is expected to generate more than $4 million in annual interest savings.

In May 2006, we issued $600 million of 7.125% senior notes due 2016 at a discounted price equal to 99.123% of the aggregate principal amount. The net proceeds were used to fund a portion of the tender offer for our 8.875% senior notes due 2008. The refinancing of the senior notes is expected to generate approximately $6 million in annual interest savings. In conjunction with the re-pricing and refinancing transactions during the second quarter of 2006, we expensed approximately $40.8 million of costs related to premiums paid, deferred financing and other costs.
In June 2006, we filed an automatic shelf registration statement with the SEC. It allows us to issue, from time to time, an unrestricted amount of debt securities, preferred stock, common stock, debt and equity warrants, depositary shares (including an indeterminate amount of debt securities, preferred stock and common stock as may be issued upon conversion or exchange for any of our other securities). The registration statement was effective immediately upon filing.
Contractual Obligations and Commitments
The following table provides additional maturity detail of our long-term debt at June 30, 2006 (in millions):

Debt	2006	2007	2008	2009	2010	Thereafter	Total
Revolving 2005 Credit Facility(1)	$—	$—	$—	$—	$116.8	$—	$116.8
Term loan B	—	—	—	—	6.0	1,269.0	1,275.0
Receivables secured loan(2)	—	215.1	—	—	—	—	215.1
6.375% BFI Senior notes	—	—	161.2	—	—	—	161.2
8.50% Senior notes	—	—	750.0	—	—	—	750.0
6.50% Senior notes	—	—	—	—	350.0	—	350.0
5.75% Senior notes due 2011	—	—	—	—	—	400.0	400.0
6.375% Senior notes due 2011	—	—	—	—	—	275.0	275.0
9.25% Senior notes due 2012	—	—	—	—	—	250.0	250.0
7.875% Senior notes due 2013	—	—	—	—	—	450.0	450.0
6.125% Senior notes due 2014	—	—	—	—	—	425.0	425.0
7.25% Senior notes due 2015	—	—	—	—	—	600.0	600.0
7.125% Senior notes due 2016	—	—	—	—	—	600.0	600.0
9.25% BFI debentures due 2021	—	—	—	—	—	99.5	99.5
7.40% BFI debentures due 2035	—	—	—	—	—	360.0	360.0
4.25% Senior subordinated convertible debentures due 2034	—	—	—	—	—	230.0	230.0
7.375% Senior unsecured notes due 2014	—	—	—	—	—	400.0	400.0
Other debt	2.9	6.5	1.8	2.0	25.4	268.0	306.6

Total principal due	$2.9	$221.6	$913.0	$2.0	$498.2	$5,626.5	$7,264.2
Discount, net							(82.1)

Total debt balance							$7,182.1

(1)	At June 30, 2006, under our 2005 Credit Facility, we had revolving commitments totaling $1.575 billion with $116.8 million in loans outstanding and $411.1 million of letters of credit outstanding, providing us remaining availability of approximately $1.047 billion. In addition, we had an Institutional Letter of Credit Facility of $495.0 million available under the 2005 Credit Facility, all of which was used for letters of credit outstanding.

(2)	The receivables secured loan is a 364-day liquidity facility with a maturity date on May 29, 2007. At that time, we intend to renew the liquidity facility. If we are unable to renew the liquidity facility, we will refinance any amounts outstanding with our 2005 Credit Facility, which matures in 2010, or with other long-term borrowings. Although we intend to renew the liquidity facility on May 29, 2007 and do not expect to repay the amounts within the next twelve months, the loan is classified as a current liability because it has a contractual maturity of less than one year.
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
At June 30, 2006, we were in compliance with all financial and other covenants under our 2005 Credit Facility. We are not subject to any minimum net worth covenants.

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
At June 30, 2006, we had the following financial assurance instruments and collateral in place (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$646.0	$—	$—	$—	$646.0
Surety bonds	557.6	503.7	—	—	1,061.3
Trust deposits	81.9	—	—	—	81.9
Letters of credit (1)	469.4	46.2	282.0	108.5	906.1

Total	$1,754.9	$549.9	$282.0	$108.5	$2,695.3

(1)	These amounts are issued under the 2005 Revolver and the Institutional Letter of Credit Facility under our 2005 Credit Facility.

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
Interest Rate Risk Management
We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. Our policy and procedures require that no less than 70% of our total debt is fixed, either directly or effectively through interest rate swap agreements. At June 30, 2006, approximately 77% of our debt was fixed, all directly.
From time to time, we have entered into interest rate swap agreements for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Our strategy is to use interest rate swap contracts when such transactions will serve to reduce our aggregate exposure and meet the objectives of our interest rate policy. These contracts are not entered into for trading purposes. At June 30, 2006, we had no interest rate swap agreements outstanding.
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

During the three and six months ended June 30, 2006, we recorded stock-based compensation related to stock options of $2.1 million and $3.7 million or $1.2 million and $2.2 million net of tax, respectively, for all unvested options granted prior to and after the adoption of SFAS 123(R). At June 30, 2006, the deferred stock-based compensation balance, net of estimated forfeitures, related to stock options was $16.4 million and is expected to be recognized over an estimated weighted average amortization period of 3.6 years.
During the three and six months ended June 30, 2006, stock-based compensation related to non-employee directors’ awards was $0.1 million and $0.2 million, net of tax, respectively. During the six months ended June 30, 2006, approximately 14,000 shares were forfeited, all in the first quarter. Approximately 49,000 shares vested during the six months ended June 30, 2006, all in the second quarter. At June 30, 2006, the deferred stock-based compensation balance related to these awards was $0.5 million and is expected to be recognized over an estimated weighted average amortization period of one year.
During the three and six months ended June 30, 2006, we recorded stock-based compensation related to restricted stock awards to employees of $1.7 million and $3.4 million, or $1.3 million and $2.3 million net of tax, respectively. During the three and six months ended June 30, 2006, approximately 0.2 million shares and 0.2 million shares, respectively, were forfeited and approximately 0.8 million shares and 1.0 million shares, respectively, vested. At June 30, 2006, the deferred stock-based compensation balance related to non-vested restricted stock awards was $14.7 million and is expected to be recognized over an estimated weighted average amortization period of 3.7 years.
In connection with the adoption of SFAS 123(R), we assessed our valuation technique and related assumptions. Consistent with the provisions of SFAS 123(R), Staff Accounting Bulletin No. 107 (SAB 107) and our prior period pro forma disclosures, we estimated the fair value of stock options on the date of grant using a Black-Scholes option valuation model that uses the assumptions in the following table. The fair value of each option grant is recognized using the straight-line attribution approach.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2006	2006
Risk free interest rate	3.8%	3.8%
Expected life (in years)	6.7	6.7
Dividend rate	0.0%	0.0%
Expected volatility	45.7%	45.9%
The risk-free interest rate is based on a zero-coupon U.S. Treasury bill rate on the date of grant with the maturity date approximately equal to the expected life at the grant date. The expected life of the options is determined using the simplified method as provided by SAB 107 for “plain vanilla” options. We have not issued any dividends on common stock and are currently restricted from paying common stock dividends under our 2005 Credit Facility. Based on this, the dividend rate is assumed to be zero. The Company derives its expected volatility based on a combination of the implied volatility of its traded options and daily historical volatility of its stock price. Prior to the adoption of SFAS 123(R), the Company utilized historical volatility of its stock price for its pro forma disclosures.
As stock-based compensation expense recognized in our consolidated statement of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In our pro forma disclosures prior to the adoption of SFAS 123(R), we accounted for forfeitures upon occurrence.
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
Disclosure Regarding Forward Looking Statements
This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Forward Looking Statements). All statements, other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Examples of these Forward Looking Statements include, among others, statements regarding:
•	our business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies;

•	our ability to obtain financing, refinance existing debt, increase liquidity, reduce interest cost, extend debt maturities and provide adequate financial liquidity;

•	the adequacy of our operating cash flow and revolving credit facility to make payments on our indebtedness, support our capital reinvestment needs and fund other liquidity needs;

•	our ability to repay during 2006 the outstanding balance on our revolving credit facility with cash flow from operations after capital expenditures plus the proceeds from the sale of assets and surplus properties;

•	our expected interest savings in connection with the refinancing of portions of our 2005 Credit Facility and the tender offer of a portion of our 8.875% senior notes;

•	our ability to generate cash flows from operations after funding capital expenditures;

•	our ability to achieve credit ratios that would allow us to receive benefits of a cross-over investment grade company and/or investment grade-like cost of capital;

•	our ability to achieve price and volume increases and cost reductions in the future;

•	our estimates of future annual interest costs reductions;

•	our ability to perform our obligations under financial assurance contracts and our expectation that our need for financial assurance contracts will not materially increase;

•	underlying assumptions related to general economic and financial market condition;

•	our expectation that our casualty, property or environmental claims or other contingencies will not have a material effect on our operations;

•	our belief that the costs of settlements or judgments arising from litigation and the effects of settlements or judgments on our consolidated liquidity, financial position or results of operation will not be material;

•	our ability to implement environmental safeguards to comply with governmental requirements;

•	the impact of fuel costs and fuel recovery fees on our operations;

•	our ability to meet our projected capital expenditures spending;

•	our ability to achieve benefits, including the timing and amount of any benefits, resulting from the implementation of standards and best practices program;

•	our ability to renew our receivables liquidity facility;

•	the expected benefits of our refinancing plan;

•	our ability to maintain sufficient surplus between our covenant ratios;

•	our expectations of lower vehicle and equipment ownership costs in the future;

•	the amount, timing and sources of additional cash payments to the IRS and other taxing authorities;

•	our ability to avoid a penalty by the IRS; and

•	the ability to anticipate the impact of changes in federal, state, or local laws or regulations.
Other factors that could materially affect the Forward Looking Statements in this Form 10-Q can be found in our periodic reports filed with the SEC, including risk factors detailed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2005 and in our Form 10-Q dated March 31, 2006. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the Forward Looking Statements and are cautioned not to place undue reliance on such Forward Looking Statements. The Forward Looking Statements made herein are only made as of the date of this quarterly report on Form 10-Q, and we undertake no obligation to publicly update such Forward Looking Statements to reflect subsequent events or circumstances.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk. We are subject to interest rate risk on our variable rate long-term debt. From time to time, to reduce the risk from interest rate fluctuations, we have entered into hedging transactions that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We currently have no outstanding interest rate swap arrangements at June 30, 2006.
At June 30, 2006, with 77% of our debt fixed, we have $1.692 billion of floating rate debt. If interest rates increased by 100 basis points, annualized interest expense and cash payments for interest would increase by approximately $16.9 million ($10.2 million after tax). This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings nor the favorable impact declining rates would have on interest expense and cash payments for interest.
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
Commodities prices. We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenues from sales of recycled cardboard and newspaper in the second quarter of 2006 were approximately $22.9 million compared to $28.5 million in the second quarter of 2005.

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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
On June 27, 2006, our wholly-owned subsidiary, American Disposal Services of West Virginia, Inc., received a proposed Settlement Agreement and Consent Order from the West Virginia Department of Environmental Protection seeking to assess a civil penalty of $150,000 and seeking to require the facility to perform a Supplemental Environmental Project with a value of not less than $100,000 to resolve several alleged environmental violations under the West Virginia Solid Waste Management Act that occurred over the past three (3) years at its Short Creek Landfill in Ohio County, West Virginia.
In September 1999, neighboring parties and the county drainage district filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from an unrelated dispute years ago related to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 2.3 million tons at June 30, 2006. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a judgment issued by a Texas state trial court in the civil lawsuit effectively revoked the expansion permit that was granted by the TCEQ in 2001, which would require us to operate the landfill according to a prior permit granted in 1988. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.
In April 2006, the Texas Court of Appeals ruled on the civil litigation. The court dissolved the permanent injunction which would have effectively prevented us from operating the landfill under the expansion permit, but also required us to pay a damage award of approximately $2 million, plus attorney fees and interest. On April 27, 2006, all parties filed a motion for rehearing, which was denied by the Texas Court of Appeals. We are evaluating our options regarding the April 2006 opinion, including whether to file an appeal to the Texas Supreme Court.
We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2003. A federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999 is complete with the exception of an outstanding tax dispute with the IRS. See Note 10 to our Consolidated Financial Statements in Item 1 of this Form 10-Q for a detailed discussion of this matter.
Item 1A. Risk Factors
For a listing of our risk factors, see Item 1A, “Risk Factors”, in our Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
On May 25, 2006, our annual meeting of stockholders was held at which we submitted to a vote of our stockholders the following proposals:
(1) Election of directors as follows :

	Number of Votes	Number of Votes
Nominee	For	Withheld
John J. Zillmer	311,688,950	16,416,051
Robert M. Agate	316,587,132	11,517,869
Charles H. Cotros	315,600,282	12,504,719
James W. Crownover	316,624,140	11,480,861
David I. Foley	317,164,162	10,940,839
Joshua J. Harris	316,865,236	11,239,765
Dennis R. Hendrix	316,464,246	11,640,755
Nolan Lehmann	311,680,819	16,424,182
Steven Martinez	317,104,667	11,000,334
James A. Quella	316,864,687	11,240,314
Antony P. Ressler	316,898,871	11,206,130

		Results of the Vote
					Broker
		Affirmative	Against	Abstentions	Non-Votes
(2)	To ratify the appointment of Pricewaterhouse Coopers LLP as our independent registered public accounting firm (“independent auditor”) for fiscal year 2006	326,255,906	736,453	1,098,172	14,470

(3)	To approve the amendment and restatement of the 1991 Incentive Stock Plan into the 2006 Incentive Stock Plan	258,101,399	25,171,441	1,137,058	43,695,103

(4)	To approve the 2006 Executive Incentive Compensation Plan	315,346,682	10,248,640	1,222,976	1,286,703

(5)	Stockholder proposal on majority voting for director nominees	100,882,871	181,305,880	2,221,327	43,694,923

(6)	Stockholder proposal on approval of severance agreements by stockholders	106,845,876	175,602,499	1,961,703	43,694,923
Item 5. Other Information
On July 28, 2006, Anthony P. Ressler informed the Company of his resignation as a Director of the Company and member of the Management Development/Compensation Committee.
Mr. Ressler served as a Shareholder Designee on the Company’s Board of Directors pursuant to the Third Amended and Restated Shareholders Agreement, dated December 18, 2003, between the Company and Apollo II, L.P. and Blackstone Capital Partners II Merchant Bank Fund L.P. (collectively, the “Apollo/Blackstone Investors”). The Apollo/Blackstone Investors are expected to nominate a replacement for this vacancy in the near future pursuant to their rights under the Shareholders Agreement.

Item 6. Exhibits
4.1	Seventeenth Supplemental Indenture governing the 7-1/8% Senior Notes due 2016, dated May 17, 2006, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated May 17, 2006 is incorporated herein by reference.

4.2	Second supplemental indenture to the sixth supplemental indenture governing the 7-7/8% Senior Notes due 2008, dated May 17, 2006, by and among Allied Waste North America, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee. Exhibit 1.03 to Allied’s Current Report on Form 8-K dated May 17, 2006 is incorporated herein by reference.
10.1*	Second amendment dated as of March 30, 2006, to the Credit Agreement dated as of July 21, 1999, as amended and restated as of March 21, 2005, among Allied Waste Industries, Inc., Allied Waste North America, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders and as collateral trustee for the Shared Collateral Secured Parties.

10.2*	2006 Incentive Stock Plan.

10.3*	2006 Executive Incentive Compensation Plan.

10.4*	Participation Agreement between the Company and CoreTrust Purchasing Group LLC, the exclusive agent, for the purchase by the Company of certain goods and services effective July 1, 2006.

10.5	Registration Rights Agreement, dated as of May 17, 2006, by and among the Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and the initial purchasers of the 7-1/8% Senior Notes due 2016. Exhibit 1.02 to Allied’s Current Report on Form 8-K dated May 17, 2006 is incorporated herein by reference.

31.1*	Section 302 Certification of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer.

31.2*	Section 302 Certification of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

*	Filed herewith

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
Date: August 2, 2006