Form 10-Q
period 2006-09-30
ALLIED WASTE INDUSTRIES INC
filed 2006-11-03
CIK 848865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2006
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding as of October 27, 2006
Common Stock	367,993,687

ALLIED WASTE INDUSTRIES, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	48

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	49

Item 1A. Risk Factors	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3. Defaults upon Senior Securities	50

Item 4. Submission of Matters to a Vote of Security Holders	50

Item 5. Other Information	50

Item 6. Exhibits	51

Signatures	52
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts, unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets —
Cash and cash equivalents	$77.1	$56.1
Accounts receivable, net of allowance of $18.9 and $17.8	732.5	690.5
Prepaid and other current assets	87.9	80.5
Deferred income taxes	146.8	93.3

Total current assets	1,044.3	920.4
Property and equipment, net	4,380.9	4,273.5
Goodwill	8,127.0	8,184.2
Other assets, net	240.9	247.5

Total assets	$13,793.1	$13,625.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$235.9	$238.5
Accounts payable	479.6	564.8
Current portion of accrued capping, closure, post-closure and environmental costs	96.7	95.8
Accrued interest	117.7	116.5
Other accrued liabilities	364.3	330.5
Unearned revenue	237.6	229.4

Total current liabilities	1,531.8	1,575.5
Long-term debt, less current portion	6,803.5	6,853.2
Deferred income taxes	422.3	305.5
Accrued capping, closure, post-closure and environmental costs, less current portion	791.7	796.8
Other long-term obligations	664.1	655.2
Commitments and Contingencies
Stockholders’ Equity —
Series C senior mandatory convertible preferred stock, $0.10 par value, 6.9 million shares authorized, issued and outstanding, liquidation preference of $50.00 per share, net of $11.9 million of issuance costs	—	333.1
Series D senior mandatory convertible preferred stock, $0.10 par value, 2.4 million shares authorized, issued and outstanding, liquidation preference of $250.00 per share, net of $19.2 million of issuance costs	580.8	580.8
Common stock, $0.01 par value, 525 million authorized shares, 366.7 million and 331.2 million shares issued and outstanding	3.7	3.3
Additional paid-in capital	2,796.1	2,440.7
Accumulated other comprehensive loss	(70.3)	(70.3)
Retained earnings	269.4	151.8

Total stockholders’ equity	3,579.7	3,439.4

Total liabilities and stockholders’ equity	$13,793.1	$13,625.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$1,555.2	$1,476.9	$4,534.5	$4,266.8
Cost of operations (exclusive of depreciation and amortization shown below)	994.0	970.4	2,929.2	2,788.0
Selling, general and administrative expenses	153.6	135.4	447.4	382.3
Depreciation and amortization	141.1	142.0	430.0	416.3
Loss from divestitures and asset impairments	14.5	—	14.5	—

Operating income	252.0	229.1	713.4	680.2
Interest expense and other	131.4	127.5	437.9	457.7

Income before income taxes	120.6	101.6	275.5	222.5
Income tax expense	48.1	52.4	124.4	96.3
Minority interest	0.2	0.0	0.0	(0.7)

Income from continuing operations	72.3	49.2	151.1	126.9
Income from discontinued operations, net of tax	—	9.2	—	10.2

Net income	72.3	58.4	151.1	137.1
Dividends on preferred stock	(9.4)	(14.8)	(33.5)	(37.2)

Net income available to common shareholders	$62.9	$43.6	$117.6	$99.9

Basic EPS:
Continuing operations	$0.17	$0.10	$0.33	$0.28
Discontinued operations	—	0.03	—	0.03

Net income available to common shareholders	$0.17	$0.13	$0.33	$0.31

Weighted average common shares	365.7	329.3	353.4	326.0

Diluted EPS:
Continuing operations	$0.17	$0.10	$0.33	$0.27
Discontinued operations	—	0.03	—	0.03

Net income available to common shareholders	$0.17	$0.13	$0.33	$0.30

Weighted average common and common equivalent shares	440.2	332.5	356.2	329.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities —
Net income	$151.1	$137.1
Discontinued operations, net of tax	—	(10.2)
Adjustments to reconcile net income to cash provided by operating activities from continuing operations —
Provisions for:
Depreciation and amortization	430.0	416.3
Stock-based compensation expense	15.4	4.2
Doubtful accounts	13.5	14.7
Accretion of debt and amortization of debt issuance costs	16.4	17.3
Deferred income taxes	100.4	79.3
Gain on sale of fixed assets	(4.7)	(3.0)
Non-cash reduction in acquisition and environmental accruals	(13.5)	(22.6)
Effect of loss from divestitures and asset impairments	14.5	4.5
Write-off of deferred debt issuance costs	3.7	13.5
Change in operating assets and liabilities, excluding the effects of purchase acquisitions—
Accounts receivable, prepaid expenses, inventories and other assets	(70.6)	(76.1)
Accounts payable, accrued liabilities, unearned income and other	(0.3)	(83.0)
Capping, closure and post-closure accretion	37.3	37.8
Capping, closure, post-closure and environmental expenditures	(51.6)	(57.2)

Cash provided by operating activities from continuing operations	641.6	472.6

Investing activities —
Cost of acquisitions, net of cash acquired	(10.7)	(5.8)
Proceeds from divestitures, net of cash divested	56.8	5.4
Proceeds from sale of fixed assets	11.8	10.4
Capital expenditures, excluding acquisitions	(509.8)	(491.4)
Capitalized interest	(12.9)	(10.7)
Change in deferred acquisition costs, notes receivable and other	5.7	6.0

Cash used for investing activities from continuing operations	(459.1)	(486.1)

Financing activities —
Net proceeds from sale of Series D preferred stock	—	580.9
Proceeds from long-term debt, net of issuance costs	1,237.5	2,839.1
Payments of long-term debt	(1,306.2)	(3,467.6)
Payments of preferred stock dividends	(38.8)	(34.1)
Net change in disbursement account	(63.8)	(21.5)
Net proceeds from sale of common stock, exercise of stock options and other	9.8	96.5

Cash used for financing activities from continuing operations	(161.5)	(6.7)

Discontinued operations:
Provided by operating activities	—	3.0

Cash provided by discontinued operations	—	3.0

Increase (decrease) in cash and cash equivalents	21.0	(17.2)
Cash and cash equivalents, beginning of period	56.1	68.0

Cash and cash equivalents, end of period	$77.1	$50.8

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
The consolidated financial statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The December 31, 2005 balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (GAAP). The consolidated balance sheet as of December 31, 2005 and the unaudited interim consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe that the presentations and disclosures herein are adequate when read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2005. The consolidated financial statements as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments (except as otherwise disclosed in the notes) necessary to fairly state the financial position and results of operations for such periods. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.
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
Loss from divestitures –
During the three months ended September 30, 2006, we sold operations for net proceeds of approximately $43.4 million. The carrying value of these assets, including goodwill, was approximately $51.4 million at the time of sale, and therefore we recorded a loss of approximately $8.0 million. These transactions did not meet the requirements for classification as discontinued operations and are included on the statement of operations as part of “Loss from divestitures and asset impairments”.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Discontinued operations –
In the third quarter of 2005, we recognized a previously deferred gain of approximately $15.3 million ($9.2 million gain, net of tax). This deferred gain was attributable to a divestiture that occurred in 2003 where the acquirer had the right to sell the operations back to us for a period of time (a “put” agreement), thus constituting a form of continuing involvement on our part and precluding recognition of the gain in 2003. In the third quarter of 2005, these operations were sold to another third party and the put agreement was cancelled. Discontinued operations for the nine months ended September 30, 2005 also included $1.7 million of income before tax ($1.0 million, net of tax), primarily the result of adjustments to our insurance liabilities related to Florida operations classified as discontinued operations and sold in 2004.
Interest expense capitalized –
We capitalize interest in connection with the construction of our landfill assets. Actual acquisition, permitting and construction costs incurred that relate to landfill assets under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a landfill asset is complete and available for use.
During the three months ended September 30, 2006 and 2005, we incurred gross interest expense of $131.4 million and $126.3 million, respectively, of which $4.7 million and $3.6 million, respectively, was capitalized. We incurred gross interest expense of $395.8 million and $391.2 million for the nine months ended September 30, 2006 and 2005, respectively, of which $12.9 million and $10.7 million, respectively, was capitalized.
Statements of cash flows –
The supplemental cash flow disclosures are as follows (in millions):

	Nine Months Ended September 30,
	2006	2005
Supplemental Disclosures -
Interest paid (net of amounts capitalized)	$381.0	$391.5
Income taxes paid (net of refunds)	23.6	36.1

Non-Cash Transactions -
Liabilities incurred or assumed in acquisitions	$1.8	$0.4
Dividends accrued on preferred stock	3.1	8.5
Use of estimates –
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time made and assumptions about the future. Actual results may differ significantly from the estimates.
Recently issued accounting pronouncements –
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measurement but requires expanded disclosures about the fair value measurements. SFAS 157 does not require any new fair value measurements and is used in conjunction with other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for us beginning January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our financial position or results of operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. This portion of the standard is effective for us beginning December 31, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of a company’s year-end reporting date. This portion of SFAS 158 is effective for us for the year ending December 31, 2008. We do not expect the adoption of SFAS 158 to have a material impact on our financial position or results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Guidance for Quantifying Financial Statement Misstatement (SAB 108). Traditionally, there have been two methods for quantifying the effect of financial statement misstatements: the roll-over method which focuses on correcting the income statement as of the reporting date and the iron-curtain method which focuses on correcting the balance sheet as of the reporting date. We currently utilize the iron-curtain method for quantifying financial statement misstatements. SAB 108 establishes a more restrictive approach by requiring companies to quantify errors under both methods. SAB 108 is effective for us in the fourth quarter of 2006. We do not expect the adoption of SAB 108 to have a material impact on our financial position or results of operations.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain tax positions. FIN 48 is effective for us beginning January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on our financial position and results of operations.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Property and Equipment
Maintenance and repair expenses charged to cost of operations for the three and nine months ended September 30, 2006 were $123.6 million and $372.8 million and $127.1 million and $366.4 million for the same periods in 2005, respectively. We recognized net pre-tax gains on the disposal of fixed assets for the three and nine months ended September 30, 2006 of $2.2 million and $4.7 million, and $1.4 million and $3.0 million for the same periods in 2005, respectively. During the three months ended September 30, 2006, we recognized an asset impairment of $6.5 million relating to management’s decision to discontinue the development of a landfill facility. The impairment charge is included in “Loss from divestitures and asset impairments” on the statement of operations.
The following tables show the activity and balances related to property and equipment from December 31, 2005 through September 30, 2006 (in millions):

	Property and Equipment
	Balance at		Sales	Acquisitions/	Transfers	Balance at
	December 31,	Capital	and	(Divestitures),	and	September 30,
	2005	Additions	Retirements	net	Other(1)	2006
Land and improvements	$472.0	$12.4	$(2.2)	$(2.1)	$2.4	$482.5
Land held for permitting as landfills	114.0	4.1	—	(7.1)	(19.8)	91.2
Landfills	3,978.5	182.3	—	12.1	31.7	4,204.6
Buildings and improvements	506.6	18.3	(3.1)	(11.7)	31.4	541.5
Vehicles and equipment	2,039.6	232.6	(59.5)	(17.5)	1.5	2,196.7
Containers and compactors	920.7	58.4	(11.7)	(7.7)	—	959.7
Furniture and office equipment	52.7	1.7	(1.8)	(0.3)	—	52.3

Total	$8,084.1	$509.8	$(78.3)	$(34.3)	$47.2	$8,528.5

	Accumulated Depreciation and Amortization
		Depreciation
	Balance at	and	Sales	Acquisitions/	Transfers	Balance at
	December 31,	Amortization	and	(Divestitures),	and	September 30,
	2005	Expense	Retirements	net	Other(1)	2006
Land and improvements	$(31.7)	$(4.5)	$0.1	$—	$—	$(36.1)
Landfills	(1,839.9)	(191.1)	—	—	—	(2,031.0)
Buildings and improvements	(150.2)	(20.2)	1.7	2.8	—	(165.9)
Vehicles and equipment	(1,159.4)	(148.4)	56.7	13.2	(1.6)	(1,239.5)
Containers and compactors	(590.0)	(61.6)	11.1	6.2	—	(634.3)
Furniture and office equipment	(39.4)	(3.4)	1.6	0.4	—	(40.8)

Total	$(3,810.6)	$(429.2)	$71.2	$22.6	$(1.6)	$(4,147.6)

Property and equipment, net	$4,273.5	$80.6	$(7.1)	$(11.7)	$45.6	$4,380.9

(1)	Includes construction-in-process related to the lease of a new Operations Support Center, for which we are considered the owner during the construction period (for accounting purposes) under the provisions of EITF 97-10, The Effect of Lessee Involvement in Asset Construction. Includes an asset impairment relating to non-expansion of a landfill facility. Also includes capitalized interest, reclass of landfill cover from land held for landfills and changes in our landfill retirement obligation asset for recognition of and adjustments to capping, closure and post-closure costs (see Note 6).

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
The following table shows the activity and balances related to goodwill by reporting unit from December 31, 2005 through September 30, 2006 (in millions):

	Balance at				Balance at
	December 31,				September 30,
	2005	Acquisitions	Divestitures	Adjustments(1)	2006
Midwestern	$2,169.1	$—	$(3.8)	$(7.0)	$2,158.3
Northeastern	1,796.5	—	(25.8)	(8.1)	1,762.6
Southeastern	1,584.0	—	—	(5.1)	1,578.9
Southwestern	1,316.9	0.8	—	54.9	1,372.6
Western	1,317.7	—	—	(63.1)	1,254.6

Total	$8,184.2	$0.8	$(29.6)	$(28.4)	$8,127.0

(1)	Includes income tax related adjustments associated with the acquisition of BFI in 1999 and a reallocation among regions related to refinements to the regional organization structure.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In addition, we have other amortizable intangible assets included in other assets that consist primarily of the following at September 30, 2006 (in millions):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Non-compete agreements	$6.8	$5.9	$0.9
Other	2.8	0.7	2.1

Total	$9.6	$6.6	$3.0

Amortization expense for the three and nine months ended September 30, 2006 was $0.1 million and $0.6 million and $0.2 million and $0.9 million for the same periods in 2005, respectively. Based upon the amortizable assets recorded in the balance sheet at September 30, 2006, amortization expense for each of the next five years is estimated to decline from $0.9 million to $0.4 million.
4. Long-term Debt
Long-term debt at September 30, 2006 and December 31, 2005 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, amortization of deferred debt issuance cost and the amortization or accretion of discounts or premiums (in millions, except percentages).

	Debt Balance at		Effective Interest Rate
	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005
Revolving credit facility ABR borrowings*	$—	$3.7	10.00%	9.00%
Revolving credit facility Adjusted LIBOR borrowings*	—	—	8.12	7.29
2005 Term loan B	1,235.0	1,275.0	7.39	6.33
Receivables secured loan	228.2	230.0	6.15	4.90
6.375% senior notes due 2008	157.1	154.7	8.34	8.34
8.875% senior notes due 2008	—	600.0	—	9.15
8.50% senior notes due 2008	750.0	750.0	8.78	8.78
6.50% senior notes due 2010	350.0	350.0	6.76	6.76
5.75% senior notes due 2011	400.0	400.0	6.00	6.00
6.375% senior notes due 2011	275.0	275.0	6.63	6.63
9.25% senior notes due 2012	251.0	251.1	9.40	9.40
7.875% senior notes due 2013	450.0	450.0	8.09	8.09
6.125% senior notes due 2014	425.0	425.0	6.30	6.30
7.25% senior notes due 2015	600.0	600.0	7.43	7.43
7.125% senior notes due 2016	594.9	—	7.38	—
9.25% debentures due 2021	96.2	96.1	9.47	9.47
7.40% debentures due 2035	293.9	292.2	8.03	8.03
4.25% senior subordinated convertible debentures due 2034	230.0	230.0	4.34	4.34
7.375% senior unsecured notes due 2014	400.0	400.0	7.55	7.55
Solid waste revenue bond obligations, principal payable through 2031	280.4	283.9	6.89	6.81
Notes payable to banks, finance companies, and individuals, interest rates of 0.7% to 11.25%, and principal payable through 2014, secured by vehicles, equipment, real estate or accounts receivable **	4.3	5.1	3.88	4.32
Obligations under capital leases of vehicles and equipment **	12.6	13.2	8.94	9.08
Notes payable to individuals and commercial company, interest rates of 5.99% to 9.50%, principal payable through 2010, unsecured **	5.8	6.7	8.07	7.93

Total debt **	7,039.4	7,091.7	7.38	7.29
Less: Current portion	235.9	238.5

Long-term portion	$6,803.5	$6,853.2

*	Excludes fees

**	Reflects weighted average interest rate

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2005 Credit facility —
We have a senior secured credit facility (2005 Credit Facility) that includes at September 30, 2006: (i) a $1.575 billion Revolving Credit Facility due January 2010 (the 2005 Revolver), (ii) a $1.235 billion Term Loan due January 2012 (the 2005 Term Loan), (iii) a $490.0 million Institutional Letter of Credit Facility due January 2012, and (iv) a $25 million Incremental Revolving Letter of Credit Facility due January 2010. Of the $1.575 billion available under the 2005 Revolver, the entire amount may be used to support the issuance of letters of credit. At September 30, 2006, we had no loans outstanding and $417 million in letters of credit drawn on the 2005 Revolver, leaving approximately $1.158 billion capacity available under the 2005 Revolver. Both the $25 million Incremental Revolving Letter of Credit Facility and $490.0 million Institutional Letter of Credit Facility were fully utilized at September 30, 2006.
The 2005 Credit Facility bears interest at (a) an Alternative Base Rate (ABR), or (b) an Adjusted LIBOR, both terms defined in the 2005 Credit Facility agreement, plus, in either case, an applicable margin based on our leverage ratio. Proceeds from the 2005 Credit Facility may be used for working capital and other general corporate purposes, including acquisitions.
We are required to make prepayments on the 2005 Credit Facility upon completion of certain transactions as defined in the 2005 Credit Facility, including asset sales and issuances of debt securities. Proceeds from these transactions are required to be applied to amounts due under the 2005 Credit Facility pursuant to the 2005 Credit Facility agreement. We are also required to make prepayments on the 2005 Credit Facility for 50% of any excess cash flows from operations, as defined in the 2005 Credit Facility agreement. The agreement also requires a scheduled amortization on the 2005 Term Loan and Institutional Letter of Credit Facility. At September 30, 2006, a $5.0 million scheduled amortization of the Institutional Letter of Credit Facility reduced the funded amount to $490.0 million from $495.0 million.
We are permitted to optionally prepay loans under the 2005 Term Loan. As a result, in September 2006, we prepaid $40.0 million of the 2005 Term Loan with excess cash flow from operations. This prepayment eliminated all future scheduled amortizations on the 2005 Term Loan.
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
Receivables secured loan —
We have an accounts receivable securitization program with two financial institutions that allows us to borrow up to $230 million on a revolving basis under a loan agreement secured by receivables. The agreements include a 364-day liquidity facility and a three-year purchase commitment. If we are unable to renew the liquidity facility when it matures on May 29, 2007, we will refinance any amounts outstanding with a portion of our 2005 Revolver or with other long-term borrowings. Although we intend to renew the liquidity facility on May 29, 2007, and do not expect to repay the amounts within the next twelve months, the loan is classified as a current liability because it has a contractual maturity of less than one year.

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
At September 30, 2006, we were in compliance with all financial and other covenants under our 2005 Credit Facility. We are not subject to any minimum net worth covenants. At September 30, 2006, Total Debt/EBITDA(1) ratio, as defined by the 2005 Credit Facility, was 4.64:1 and our EBITDA(1)/Interest ratio 2.48:1.

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
All of our notes contain certain financial covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At September 30, 2006, we were in compliance with all applicable covenants.
2006 Refinancing –
On April 12, 2006, we completed the re-pricing of the 2005 Term Loan and Institutional Letter of Credit portions of our 2005 Credit Facility. The 2005 Term Loan and Institutional Letter of Credit Facility re-priced at LIBOR plus 175 basis points (or ABR plus 75 basis points), a reduction of 25 basis points. The pricing will further decrease to LIBOR plus 150 basis points (or ABR plus 50 basis points) when our leverage ratio is equal to or less than 4.25x. In May 2006, we issued $600 million of 7.125% senior notes due 2016 and used the net proceeds to fund our tender offer for our 8.875% senior notes due 2008. In connection with these transactions we expensed approximately $40.9 million of premiums paid, deferred financing and other costs. These costs were recorded in interest expense and other.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2005 Refinancing –
During the first quarter of 2005, we executed a multifaceted refinancing plan for which the costs incurred to early extinguish debt during the nine months ended September 30, 2005 were $62.4 million. These expenses were recorded in interest expense and other.
Collateral —
Our 2005 Credit Facility is secured by the stock of substantially all of our subsidiaries and a security interest in substantially all of our assets. A portion of the collateral that collateralizes the 2005 Credit Facility is shared as collateral with the holders of certain of our senior secured notes and debentures.
The senior secured notes and debentures are collateralized by the stock of substantially all of Browning-Ferris Industries, LLC (BFI) subsidiaries along with certain other Allied subsidiaries and a security interest in the assets of BFI, its domestic subsidiaries and certain other Allied subsidiaries. As of September 30, 2006, the book value of the assets of the subsidiaries that serve as collateral for these notes and debentures was approximately $8.8 billion, which represents approximately 64% of our consolidated total assets.
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
We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. At September 30, 2006, approximately 78% of our debt was fixed and 22% had variable interest rates. We had no interest rate swap contracts outstanding at September 30, 2006 or 2005.
5. Stockholders’ Equity
Accumulated other comprehensive loss —
The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholders’ equity are as follows (in millions):

	September 30,	December 31,
	2006	2005
Minimum pension liability adjustment, net of taxes of $46.8	$(70.3)	$(70.3)

Accumulated other comprehensive loss	$(70.3)	$(70.3)

Comprehensive income —
The components of total comprehensive income are shown as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$72.3	$58.4	$151.1	$137.1
Other comprehensive income:
Designated interest rate swap contracts gain, net of tax effect of $0.0, $0.0, $0.0 and $0.7	—	—	—	1.3

Total comprehensive income	$72.3	$58.4	$151.1	$138.4

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The conversion rate, pursuant to the terms set forth in the certificate of designations, was equal to $50.00 divided by $10.13 (the threshold appreciation price), as the average of the closing prices per share of our common stock on each of the 20 consecutive trading days ending on March 29, 2006 (the third trading day preceding the conversion date) was greater than the threshold appreciation price. Each holder of Series C preferred stock on the applicable record date received a cash payment equal to the amount of accrued and unpaid dividends. As a result of the automatic conversion, we will no longer pay quarterly dividends in cash or stock in respect of the Series C preferred stock. Each holder of Series C preferred stock on the conversion date received cash in lieu of any fractional shares of common stock issued upon conversion of the Series C preferred stock.
6. Landfill Accounting
Landfill accounting —
We have a network of 169 owned or operated active landfills with a net book value of approximately $2.2 billion at September 30, 2006. In addition, we own or have responsibility for 106 closed landfills.
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
On an annual basis, we update the development cost estimates (which include the costs to develop the site as well as the individual cell construction costs) and capping, closure and post-closure cost estimates for each landfill. Additionally, future capacity estimates (sometimes referred to as remaining airspace) are updated annually using aerial surveys of each landfill to estimate utilized disposal capacity and remaining disposal capacity. The overall cost and capacity estimates are reviewed and approved by senior operations management annually.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Landfill assets —
The following is a rollforward of our investment in our landfill assets excluding land held for future permitting as landfills (in millions):

Net Book	Net Book Value		Capping,			Net Book
Value at	of Landfills	Landfill	Closure and			Value at
December 31,	Acquired, net of	Development	Post Closure	Landfill		September 30,
2005	Divestitures	Costs	Accruals	Amortization	Other	2006
$2,138.6	$12.1	$195.2	$16.5	$(191.1)	$2.3	$2,173.6
We expensed approximately $61.5 million and $66.9 million, or an average of $3.05 and $3.19 per ton consumed, related to landfill amortization during the three months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 and 2005, we expensed approximately $191.1 million and $189.6 million, respectively, or an average of $3.21 and $3.15 per ton consumed, respectively, related to landfill amortization.
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
Accretion expense for capping, closure and post-closure for the three months ended September 30, 2006 and 2005 was $12.1 million and $12.6 million, respectively, or an average of $0.60 per ton consumed, in both periods. During the nine months ended September 30, 2006 and 2005, we recorded accretion expense of $37.3 million and $37.8 million, respectively, or an average of $0.63 per ton consumed, in both periods. Changes in estimates of costs or disposal capacity are treated on a prospective basis for operating landfills and are recorded immediately in results of operations for fully incurred capping events and closed landfills. There were no changes in estimates that had a material impact on our results of operations during the three and nine months ended September 30, 2006.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows the activities and balances related to environmental accruals and for capping, closure and post-closure accruals related to open and closed landfills from December 31, 2005 through September 30, 2006 (in millions):

	Balance at				Balance at
	December 31,				September 30,
	2005	Accretion	Other(1) (2)	Payments	2006
Environmental accruals	$272.8	$—	$(7.9)	$(13.9)	$251.0
Open landfills capping, closure, and post-closure accruals	419.8	25.6	18.0	(19.5)	443.9
Closed landfills capping, closure, and post-closure accruals	200.0	11.7	—	(18.2)	193.5

Total	$892.6	$37.3	$10.1	$(51.6)	$888.4

(1)	Environmental adjustment recorded in the second quarter was due to the selection by a regulatory agency of a lower cost remediation plan related to a Superfund site.

(2)	Amounts for open and closed landfills consist primarily of amounts accrued for capping, closure and post-closure liability and charged to landfill assets during the period.
7. Employee Benefit Plans
Components of net periodic benefit cost —
The following tables provide the components of net periodic benefit (income) cost for the BFI Pension Plan and the supplemental executive retirement plan (SERP) (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
BFI Pension Plan:	2006	2005	2006	2005
Service cost	$0.1	$0.1	$0.2	$0.4
Interest cost	5.3	5.1	15.9	15.5
Expected return on plan assets	(7.5)	(7.0)	(22.5)	(21.1)
Recognized net actuarial loss	1.7	1.7	5.2	5.1
Amortization of prior service cost	—	0.1	—	0.1
Curtailment	—	—	0.1	—

Net periodic benefit cost (income)	$(0.4)	$—	$(1.1)	$—

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
SERP:	2006	2005	2006	2005
Service cost	$0.3	$—	$0.7	$0.8
Interest cost	0.2	0.3	0.5	0.5
Recognized net actuarial gain	—	(0.1)	—	(0.1)
Curtailment (1)	0.9	(0.3)	0.9	(0.7)
Amortization of prior service cost	0.2	0.8	0.6	1.6

Net periodic benefit cost (income)	$1.6	$0.7	$2.7	$2.1

(1)	Curtailment in the three months ended September 30, 2006 includes an additional $1.1 million of unrecognized prior service costs offset by $0.1 million of curtailment gain related to a fully vested participant who retired in the third quarter of 2006.

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net income available to common shareholders, as reported	$43.6	$99.9
Add: Stock-based compensation expense included in reported net income available to common shareholders, net of tax	1.4	4.2
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(2.4)	(7.5)

Net income available to common shareholders, pro forma	$42.6	$96.6

Basic earnings per share: As reported	$0.13	$0.31
Pro forma	0.13	0.30

Diluted earnings per share: As reported	$0.13	$0.30
Pro forma	0.13	0.29
In accordance with SFAS 123, the fair value of each option grant was estimated as of the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Risk free interest rate	3.2%	3.2%
Expected life (in years)	5.7	5.7
Dividend rate	0.0%	0.0%
Expected volatility	52.6%	53.0%
Adoption of SFAS 123(R) –
We elected to adopt the modified prospective transition method as provided by SFAS 123(R). Under this method, we are required to recognize compensation expense for all awards granted after the date of adoption and for all the unvested portion of previously granted awards that remained outstanding at the date of adoption. Accordingly, financial statement amounts for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The effect of recording stock-based compensation expense for the three and nine months ended September 30, 2006 was as follows (in millions, except per share data):

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
Stock-based compensation expense by type of award(1):
Stock options	$3.3	$7.0
Restricted stock awards (2)	4.8	8.4

Total stock-based compensation expense	$8.1	$15.4
Tax effect on stock-based compensation expense	3.1	5.7

Net effect on net income available to common shareholders	$5.0	$9.7

Effect on earnings per share:
Basic	$0.01	$0.03
Diluted	0.01	0.03

(1)	Included in selling, general and administrative expenses.

(2)	Prior to January 1, 2006, stock-based compensation expense related to restricted stock awards was recognized under the provisions of APB 25.
Employee stock options –
In February 2006, the Board amended and restated the 1991 Employee Stock Plan to create the 2006 Incentive Stock Plan (2006 Plan). Our stockholders approved the 2006 Plan in May 2006. The 2006 Plan, the Amended and Restated 1993 Incentive Stock Plan (1993 Plan) and the Amended and Restated 1994 Incentive Stock Plan (1994 Plan) (collectively the Employee Plans), provide for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock and stock bonuses. The 2006 Plan also provides for the grant of restricted stock units, stock appreciation rights, performance awards, dividend equivalents, cash awards, or other stock-based awards. Options granted under the Employee Plans typically vest over three to five years and expire ten years from their grant date. No further awards may be granted under the 1993 Plan and 1994 Plan. At September 30, 2006, there were approximately 35.2 million shares of common stock available for award under the 2006 Plan.
During the three and nine months ended September 30, 2006, Allied granted 0.2 million and 0.8 million stock options with an estimated total grant-date fair value of $1.1 million and $3.6 million, respectively. Of these amounts, we estimated that the stock-based compensation for the awards granted during the three and nine months ended September 30, 2006 not expected to vest were $0.2 million and $0.3 million, respectively. All options have no intrinsic value at date of grant. The weighted average fair value of options granted during the three and nine months ended September 30, 2006 was $4.89 per share and $4.48 per share, respectively.
During the three months ended September 30, 2006, we recorded stock-based compensation related to stock options of $3.3 million or $2.0 million, net of tax, primarily related to expense acceleration due to employee separations during the third quarter of 2006 and $7.0 million or $4.2 million, net of tax, for the nine months ended September 30, 2006 for all unvested options granted prior to and after the adoption of SFAS 123(R). At September 30, 2006, the deferred stock-based compensation balance, net of estimated forfeitures, related to stock options was $15.0 million and is expected to be recognized over an estimated weighted average amortization period of 3.6 years.
The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $0.1 million and $2.0 million, respectively. The weighted average grant date fair value of stock options vested during the three months and nine months ended September 30, 2006 was $1.6 million and $2.8 million, respectively. Total cash received from employee stock option exercises during the three and nine months ended September 30, 2006 was $1.2 million and $10.0 million, respectively. The income tax benefits from stock option exercises were immaterial for the third quarter of 2006 and totaled approximately $0.7 million for the nine months ended September 30, 2006.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Non-employee director stock awards –
We provide restricted stock awards (or, at the discretion of the Management Development/ Compensation Committee of the Board of Directors, restricted stock units or stock options) to non-employee members of the Board of Directors under our 2005 Non-Employee Director Equity Compensation Plan (the Director Plan). The maximum number of shares to be granted under the Director Plan is 2.75 million common shares, of which approximately 1.3 million were available for issuance at September 30, 2006. Stock awards granted under the Director Plan generally vest over a period of one to three years and expire ten years from the grant date. Restricted stock awards cannot be sold or transferred and are subject to forfeiture until they are fully vested.
During the nine months ended September 30, 2006, Allied granted non-employee directors approximately 46,000 shares of restricted stock with an estimated total grant-date fair value of $0.6 million and weighted average fair value of $12.04 per share, all in the second quarter of 2006.
During the three and nine months ended September 30, 2006, stock-based compensation related to non-employee directors’ awards was $0.1 million and $0.3 million, net of tax, respectively. During the three and nine months ended September 30, 2006, approximately 4,600 and 18,600 shares, respectively, were forfeited. Approximately 49,000 shares vested during the nine months ended September 30, 2006, all in the second quarter. At September 30, 2006, the deferred stock-based compensation balance related to these awards was $0.3 million and is expected to be recognized over an estimated weighted average amortization period of one year.
A summary of our stock option awards, including those granted to non-employee directors, for the three months ended September 30, 2006, is as follows:

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual Term	Value
	(in millions)	Price	(years)	(in millions)(1)
Outstanding at June 30, 2006	19.0	$11.59	5.7	$21.2

Granted	0.2	10.16		0.2
Exercised	(0.1)	9.83		(0.1)
Forfeited or expired	(0.3)	11.71		(0.3)

Outstanding at September 30, 2006	18.8	11.59	5.5	$21.0

Exercisable at September 30, 2006	14.1	12.39	4.5	$10.2

(1)	Based on our closing common stock price of $11.27 at September 29, 2006.
A summary of the status of our non-vested options at September 30, 2006 and changes during the three months ended September 30, 2006 is as follows:

	Number	Weighted
	of Shares	Average Grant
	(in millions)	Date Fair Value
Non-vested balance at June 30, 2006	4.9	$4.63
Granted	0.2	4.90
Vested	(0.3)	4.71
Forfeited	(0.1)	5.06

Non-vested balance at September 30, 2006	4.7	4.62

Valuation assumptions –
In connection with the adoption of SFAS 123(R), we assessed our valuation technique and related assumptions. Consistent with the provisions of SFAS 123(R), Staff Accounting Bulletin No. 107 (SAB 107) and our prior period pro forma disclosures, we estimated the fair value of stock options on the date of grant using a Black-Scholes option valuation model using the assumptions in the following table. The fair value of each option grant is recognized using the straight-line attribution approach.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
Risk free interest rate	3.9%	3.6%
Expected life (in years)	6.9	6.3
Dividend rate	0.0%	0.0%
Expected volatility	45.1%	45.6%
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
Restricted stock awards –
During 2000, our Management Development/Compensation Committee approved grants of approximately 7.0 million shares of restricted stock, with a weighted average grant-date fair value of $6.05, to key members of management under the Performance Accelerated Restricted Stock Agreement (PARSAP). Under the terms of the PARSAP, an award becomes partially vested after 4 years (1/7th at year 4 and 1/7th each year thereafter until fully vested at year 10). Generally, if the individual’s employment is terminated prior to vesting, the unvested shares are forfeited. However, unvested shares become vested if the individual’s employment is terminated as the result of death or disability. Also, if an individual’s employment is terminated by Allied without cause (as that term is defined in the 1991 Incentive Stock Plan) or due to the individual’s retirement, a pro-rata portion of the unvested shares becomes vested and the remaining unvested shares are forfeited. In addition, certain employees are entitled to continued vesting in their shares following termination of employment under certain circumstances.
During 2005 and 2004, the Management Development/Compensation Committee approved grants of approximately 1.1 million and 0.2 million restricted stock units with a weighted average grant-date fair value of $8.83 and $13.38, respectively. These restricted stock units cannot be sold or transferred and are subject to forfeiture until they are fully vested. The restricted stock units vest over a period of three to five years, after which time they are automatically converted into shares of Allied’s common stock unless a participant has elected to defer the settlement of shares. Also during 2005, Allied granted 100,000 shares of restricted stock to its Chief Executive Officer. On May 27, 2006, 10,000 of those shares vested. Another 40,000 began vesting in June 2006 at a rate of 833 per month. The remaining 50,000 will vest solely based on achieving certain performance targets over a period of not more than seven years beginning on January 1, 2006.
During the nine months ended September 30, 2006, Allied granted approximately 0.2 million restricted stock units with an estimated total grant-date fair value of $1.5 million, all in the first quarter. Of these amounts, we estimated the stock-based compensation for the awards not expected to vest was immaterial. The weighted average fair value of restricted stock units granted during the nine months ended September 30, 2006 was $8.94 per share.
During the three months ended September 30, 2006, we recorded stock-based compensation related to restricted stock awards to employees of $4.7 million or $2.9 million, net of tax, primarily related to expense acceleration due to employee separations during the third quarter of 2006 and $8.1 million or $5.2 million, net of tax, for the nine months ended September 30, 2006. During the three and nine months ended September 30, 2006, approximately 0.1 million shares and 0.3 million shares, respectively, were forfeited and approximately 0.2 million shares and 1.2 million shares, respectively, vested. At September 30, 2006, the deferred stock-based compensation balance related to non-

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
vested restricted stock awards was $11.2 million and is expected to be recognized over an estimated weighted average amortization period of 3.5 years.
The weighted average grant date fair value of restricted stock awards vested during the three and nine months ended September 30, 2006 was $1.5 million and $8.2 million, respectively. The income tax benefits from restricted stock awards were approximately $0.1 million and $1.6 million for the three and nine months ended September 30, 2006.
A summary of our restricted stock awards, including those granted to non-employee directors, for the three months ended September 30, 2006, is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Grant Date	Contractual Term	Value
	(in millions)	Fair Value	(years)	(in millions)(1)
Outstanding at June 30, 2006	3.9	$7.37	3.7	$43.6

Granted	—	—		—
Vested	(0.2)	6.93		(2.5)
Forfeited	(0.1)	8.83		(0.7)

Outstanding at September 30, 2006	3.6	7.37	3.5	$40.4

(1)	Based on our closing common stock price of $11.27 at September 29, 2006.
9. Net Income Per Common Share
Net income per common share is calculated by dividing net income less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic earnings per share computation:
Income from continuing operations	$72.3	$49.2	$151.1	$126.9
Less: Dividends on preferred stock	(9.4)	(14.8)	(33.5)	(37.2)

Income from continuing operations available to common shareholders	$62.9	$34.4	$117.6	$89.7

Weighted average common shares outstanding	365.7	329.3	353.4	326.0

Basic earnings per share from continuing operations	$0.17	$0.10	$0.33	$0.28

Diluted earnings per share computation:
Income from continuing operations	$72.3	$49.2	$151.1	$126.9
Less: Dividends on preferred stock	—	(14.8)	(33.5)	(37.2)
Add back: Interest expense on senior subordinated convertible debentures, net of tax	1.5	—	—	—

Income from continuing operations available to common shareholders	$73.8	$34.4	$117.6	$89.7

Weighted average common shares outstanding	365.7	329.3	353.4	326.0
Dilutive effect of stock awards	2.4	3.2	2.8	3.3
Dilutive effect of senior subordinated convertible debentures	11.3	—	—	—
Dilutive effect of Series D preferred stock	60.8	—	—	—

Total dilutive effect of stock, stock options and contingently issuable shares	74.5	3.2	2.8	3.3

Weighted average common and common equivalent shares outstanding	440.2	332.5	356.2	329.3

Diluted earnings per share from continuing operations	$0.17	$0.10	$0.33	$0.27

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In calculating earnings per share, we have not assumed conversion of the following securities into common shares since the effects of those conversions would not be dilutive to earnings per share (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Stock options	8.6	17.2	8.6	17.5
Series C preferred stock	—	41.6	34.1	41.6
Series D preferred stock	—	72.3	60.8	54.3
Senior subordinated convertible debentures	—	11.3	11.3	11.3
10. Commitments and Contingencies
Litigation —
We are subject to extensive and evolving laws and regulations and have implemented our own safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings for a particular period. We accrue for legal matters and regulatory compliance contingencies when such costs are probable and can be reasonably estimated. Our selling, general and administrative expenses in the three and nine months ended September 30, 2005 included reversals of $5.8 million and $22.1 million, respectively, related to accruals for legal matters, primarily established at the time of the BFI acquisition. Except as described in Tax contingencies below, in the discussion of our outstanding tax dispute with the Internal Revenue Service (IRS), we do not believe that matters in process at September 30, 2006 will have a material adverse effect on our consolidated liquidity, financial position or results of operations.
A consolidated amended class action complaint was filed against us and five of our current and former officers on March 31, 2005 in the U.S. District Court for the District of Arizona, consolidating three lawsuits previously filed on August 9, 2004, August 27, 2004 and September 30, 2004. The amended complaint asserted claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaint alleged that from February 10, 2004 to September 13, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated results for fiscal year 2004. The lawsuit sought an unspecified amount of damages. We filed a motion to dismiss the complaint on May 2, 2005. On December 15, 2005, the U.S. District Court for the District of Arizona granted our motion and dismissed the lawsuit with prejudice. Plaintiffs have appealed the dismissal to the 9th Circuit Court of Appeals. We do not believe the outcome of this matter will have a material adverse effect on our consolidated liquidity, financial position or results of operations.
In the normal course of conducting our landfill operations, we are involved in legal and administrative proceedings relating to the process of obtaining and defending the permits that allow us to operate our landfills.
In September 1999, neighboring parties and the county drainage district filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from an unrelated dispute years ago related to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 2.2 million tons at September 30, 2006. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
preventing the expansion. In November 2003, a judgment issued by a Texas state trial court in the civil lawsuit effectively revoked the expansion permit that was granted by the TCEQ in 2001, which would require us to operate the landfill according to a prior permit granted in 1988. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.
In April 2006, the Texas Court of Appeals ruled on the civil litigation. The court dissolved the permanent injunction which would have effectively prevented us from operating the landfill under the expansion permit, but also required us to pay a damage award of approximately $2 million plus attorney fees and interest. On April 27, 2006, all parties filed motions for rehearing, which were denied by the Texas Court of Appeals. All parties have filed petitions for review to the Texas Supreme Court. The Texas Supreme Court has not yet decided if they will grant or deny review.
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
We expect that certain modifications may be required to be made to the employment agreements, as well as to related compensation plans, programs, and arrangements, to comply with the provisions of Section 409A of the Internal Revenue Code of 1986, as amended. The IRS has not released final guidance on Section 409A, and it is not certain when such guidance will be released or what modifications will be required. However, under proposed regulations released by the IRS in September 2005, as supplemented by Notice 2006-79, our Company is required to operate its employment and compensation agreements, plans, programs and arrangements in reasonable good faith compliance with Section 409A and the guidance issued thereunder during 2005, 2006, and 2007. Under the proposed regulations, we generally will have until December 31, 2007 to amend documents to comply with Section 409A.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2006, we had the following financial assurance instruments and collateral in place (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$659.2	$—	$—	$—	$659.2
Surety bonds	578.7	498.1	—	—	1,076.8
Trust deposits	82.6	—	—	—	82.6
Letters of credit(1)	474.6	52.2	273.5	132.0	932.3

Total	$1,795.1	$550.3	$273.5	$132.0	$2,750.9

(1)	These amounts were issued under the 2005 Revolver, the Incremental Revolving Letter of Credit and the Institutional Letter of Credit Facility under our 2005 Credit Facility.
These financial instruments are issued in the normal course of business and are not debt of the Company. Since we currently have no liability for these financial assurance instruments, they are not reflected in the accompanying consolidated balance sheets. However, we have recorded capping, closure and post-closure liabilities and self-insurance liabilities as they are incurred. The underlying obligations of the financial assurance instruments would be valued and recorded in the consolidated balance sheets if it is probable that we would be unable to perform our obligations under the financial assurance contracts. We do not expect this to occur.
Off-balance sheet arrangements —
We have no off-balance sheet debt or similar obligations, other than operating leases and the financial assurance instruments discussed above, which are not classified as debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third party debt.
Guarantees —
We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that relate to our activities prior to the divestiture and that may become known in the future. As of September 30, 2006, we estimated the contingent obligations associated with these indemnifications to be insignificant.
We have entered into agreements to guarantee property owners the value of certain property that is adjacent to certain landfills. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees have been accounted for in accordance with SFAS No. 5, Accounting for Contingencies, in the consolidated financial statements. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements or Guarantees, Including Indirect Guarantees of Indebtedness of Others and were not significant as of September 30, 2006 and 2005.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On January 18, 2001, the IRS designated this type of transaction and other similar transactions as a “potentially abusive tax shelter” under IRS regulations. During 2002, the IRS proposed the disallowance of all of this capital loss. At the time of the disallowance, the primary argument advanced by the IRS for disallowing the capital loss was that the tax basis of the stock of the RMCs received by the BFI operating companies was required to be reduced by the amount of liabilities assumed by the RMCs even though such liabilities were contingent and, therefore, not liabilities recognized for tax purposes. Under the IRS interpretation, there was no capital loss on the sale of the stock since the tax basis of the stock should have approximately equaled the proceeds received. We protested the disallowance to the Appeals Office of the IRS in August 2002.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On July 12, 2006, the United States Court of Appeals for the Federal Circuit reversed a decision by the United States Court of Federal Claims favorable to the taxpayer in Coltec v. United States, 454 F.3d 1340 (Fed. Cir. 2006), in a case involving a similar transaction. The Federal Circuit affirmed the taxpayer’s position regarding the technical interpretation of the relevant tax code provisions. Although we continue to believe that our suit for refund in the Court of Federal Claims is factually distinguishable from Coltec, the legal bases upon which the decision was reached by the Federal Circuit may impact our litigation.
If capital loss deduction is fully disallowed, we estimate it could have a potential federal and state cash tax impact (excluding penalties) of up to $310 million, of which approximately $33 million has been paid, plus accrued interest through September 30, 2006 of approximately $124 million ($74 million net of tax benefit). We are evaluating any potential impact of the Coltec decision on the possibility of penalties ultimately being paid. If the capital loss deduction is disallowed, the IRS could ultimately impose penalties and interest on those penalties for any amount up to approximately $130 million, after tax.
The potential tax and interest (but not penalties or penalty-related interest) impact of a full disallowance has been fully reserved on our consolidated balance sheet. With regard to tax and accrued interest through September 30, 2006, a disallowance would not materially affect our consolidated results of operations. A deficiency payment would adversely impact our cash flow in the period the payment was made. The periodic accrual of additional interest charged through the time at which this matter is resolved will continue to affect our consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tables below reflect information relating to our geographic operating segments (in millions):
Revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Midwestern	$322.9	$311.0	$931.6	$897.1
Northeastern	328.6	322.2	947.2	935.4
Southeastern	269.7	254.3	797.9	739.0
Southwestern	253.5	239.9	747.1	692.4
Western	348.4	329.7	1,009.2	947.0

Total reportable segments	1,523.1	1,457.1	4,433.0	4,210.9
Other (1)	32.1	19.8	101.5	55.9

Total per financial statements	$1,555.2	$1,476.9	$4,534.5	$4,266.8

(1)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a regional basis.
Operating income before depreciation and amortization: (1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Midwestern (2)	$94.3	$89.7	$268.6	$258.9
Northeastern	93.2	80.5	249.8	237.6
Southeastern	83.4	67.1	236.6	207.0
Southwestern	75.1	62.4	218.9	192.3
Western	118.5	109.8	327.5	311.2

Total operating income before depreciation and amortization for reportable segments	$464.5	$409.5	$1,301.4	$1,207.0

(1)	See the following table for the reconciliation to income before income taxes and minority interest per the consolidated statements of operations.

(2)	The three and nine months ended September 30, 2006 includes $6.5 million relating to management’s decision to discontinue the development of a landfill facility. The impairment charge is included in “Loss from divestitures and asset impairments” on the statement of operations.
The reconciliation of reportable segment primary measure of profitability to income before income taxes and minority interest is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total operating income before depreciation and amortization for reportable segments	$464.5	$409.5	$1,301.4	$1,207.0
Other(1)	(71.4)	(38.4)	(158.0)	(110.5)
Depreciation and amortization	(141.1)	(142.0)	(430.0)	(416.3)
Interest expense and other	(131.4)	(127.5)	(437.9)	(457.7)

Income before taxes and minority interest	$120.6	$101.6	$275.5	$222.5

(1)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a regional basis, including national accounts where work has been subcontracted. Amounts for the three and nine months ended September 30, 2006 include $8.0 million from loss on divestitures reported on the statement of operations as a part of “Loss from divestitures and asset impairments”.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts of our total revenue attributable to services provided are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005(1)	2006	2005(1)
Collection
Residential	$305.9	$299.3	$903.6	$888.7
Commercial	383.4	353.6	1,121.0	1,035.8
Roll-off(2)	348.0	324.7	1,010.8	925.9
Recycling	51.1	50.2	150.9	149.8

Total Collection	1,088.4	1,027.8	3,186.3	3,000.2
Disposal
Landfill	221.2	213.7	642.8	603.0
Transfer	113.3	112.6	321.1	319.3

Total Disposal	334.5	326.3	963.9	922.3

Recycling — Commodity	56.8	57.5	162.6	173.7

Other(3)	75.5	65.3	221.7	170.6

Total Revenues	$1,555.2	$1,476.9	$4,534.5	$4,266.8

(1)	The revenue mix for 2005 reflects the reclassification of transportation revenue out of collection, disposal and recycling-commodity revenue to other revenue.

(2)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(3)	Consists primarily of revenue from national accounts where the work has been subcontracted, revenue generated from transporting waste via railway and revenue from liquid waste.
There were no revenues or operating income before depreciation and amortization reported for discontinued operations for the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2005, there were no revenues reported for discontinued operations. There was no operating income before depreciation and amortization reported for discontinued operations for the three months ended September 30, 2005 but the operating income before depreciation and amortization reported as discontinued operations by geographic region for the nine months ended September 30, 2005 was as follows (in millions):

Nine Months Ended
September 30, 2005
Northeastern	$(0.1)
Southeastern	(1.6)

Total reportable segments	$(1.7)

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Condensed Consolidating Financial Statements
Most of our outstanding debt is issued by Allied NA, our wholly-owned subsidiary, or BFI. The 8.50% senior notes due 2008, the 6.50% senior notes due 2010, the 5.75% senior notes due 2011, the 6.375% senior notes due 2011, the 9.25% senior notes due 2012, the 7.875% senior notes due 2013, the 6.125% senior notes due 2014, the 7.25% senior notes due 2015, the 7.125% senior notes due 2016 and the 7.375% senior unsecured notes due 2014 issued by Allied NA, and certain other debt issued by BFI and the 2005 Credit Facility are guaranteed by us. The 6.375% senior notes due 2008, the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by BFI are guaranteed by Allied NA and Allied. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are Condensed Consolidating Balance Sheets as of September 30, 2006 and December 31, 2005 and the related Condensed Consolidating Statements of Operations and Cash Flows for the nine months ended September 30, 2006 and 2005 of Allied Waste Industries, Inc. (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries that are not guarantors (Non-Guarantors).
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	September 30, 2006
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$—	$—	$66.5	$10.6	$—	$77.1
Accounts receivable, net	—	—	353.5	379.0	—	732.5
Prepaid and other current assets	—	0.2	38.7	68.3	(19.3)	87.9
Deferred income taxes	—	—	137.3	9.5	—	146.8

Total current assets	—	0.2	596.0	467.4	(19.3)	1,044.3
Property and equipment, net	—	—	4,359.0	21.9	—	4,380.9
Goodwill	—	—	8,054.6	72.4	—	8,127.0
Investment in subsidiaries	2,351.7	14,844.0	411.1	—	(17,606.8)	—
Other assets, net	5.6	85.3	11.3	1,191.6	(1,052.9)	240.9

Total assets	$2,357.3	$14,929.5	$13,432.0	$1,753.3	$(18,679.0)	$13,793.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$—	$7.7	$228.2	$—	$235.9
Accounts payable	—	—	474.7	4.9	—	479.6
Accrued closure, post-closure and environmental costs	—	—	21.6	75.1	—	96.7
Accrued interest	4.5	98.2	32.9	1.4	(19.3)	117.7
Other accrued liabilities	76.4	5.1	70.7	212.1	—	364.3
Unearned revenue	—	—	229.3	8.3	—	237.6

Total current liabilities	80.9	103.3	836.9	530.0	(19.3)	1,531.8
Long-term debt, less current portion	230.0	5,730.9	842.6	—	—	6,803.5
Deferred income taxes	—	—	427.1	(4.8)	—	422.3
Accrued closure, post-closure and environmental costs	—	—	357.5	434.2	—	791.7
Due to (from) parent	(1,552.6)	6,780.8	(5,166.4)	(61.8)	—	—
Other long-term obligations	19.3	—	1,635.8	63.0	(1,054.0)	664.1
Stockholders’ equity	3,579.7	2,314.5	14,498.5	792.7	(17,605.7)	3,579.7

Total liabilities and stockholders’ equity	$2,357.3	$14,929.5	$13,432.0	$1,753.3	$(18,679.0)	$13,793.1

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Three Months Ended September 30, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,499.0	$56.2	$—	$1,555.2
Cost of operations	—	—	944.2	49.8	—	994.0
Selling, general and administrative expenses	11.7	—	138.8	3.1	—	153.6
Depreciation and amortization	—	0.2	138.6	2.3	—	141.1
Loss from divestitures and asset impairments	—	—	14.5	—	—	14.5

Operating (loss) income	(11.7)	(0.2)	262.9	1.0	—	252.0
Equity in earnings of subsidiaries	(56.9)	(144.4)	(7.0)	—	208.3	—
Interest expense (income) and other	2.7	107.5	21.5	(0.3)	—	131.4
Intercompany interest (income) expense	(35.7)	25.1	30.4	(19.8)	—	—
Management fees	(2.0)	—	1.6	0.4	—	—

Income (loss) before income taxes	80.2	11.6	216.4	20.7	(208.3)	120.6
Income tax expense (benefit)	7.9	(44.2)	76.6	7.8	—	48.1
Minority interest	—	—	—	0.2	—	0.2

Net income	72.3	55.8	139.8	12.7	(208.3)	72.3
Dividends on preferred stock	(9.4)	—	—	—	—	(9.4)

Net income available to common shareholders	$62.9	$55.8	$139.8	$12.7	$(208.3)	$62.9

	Nine Months Ended September 30, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$4,365.5	$169.0	$—	$4,534.5
Cost of operations	—	—	2,794.9	134.3	—	2,929.2
Selling, general and administrative expenses	24.6	—	412.7	10.1	—	447.4
Depreciation and amortization	—	0.9	422.4	6.7	—	430.0
Loss from divestitures and asset impairments	—	—	14.5	—	—	14.5

Operating (loss) income	(24.6)	(0.9)	721.0	17.9	—	713.4
Equity in earnings of subsidiaries	(103.2)	(370.7)	(24.2)	—	498.1	—
Interest expense (income) and other	8.2	367.1	64.5	(1.9)	—	437.9
Intercompany interest (income) expense	(105.0)	76.4	87.0	(58.4)	—	—
Management fees	(6.1)	—	4.9	1.2	—	—

Income (loss) before income taxes	181.5	(73.7)	588.8	77.0	(498.1)	275.5
Income tax expense (benefit)	30.4	(168.8)	232.9	29.9	—	124.4
Minority interest	—	—	—	—	—	—

Net income	151.1	95.1	355.9	47.1	(498.1)	151.1
Dividends on preferred stock	(33.5)	—	—	—	—	(33.5)

Net income available to common shareholders	$117.6	$95.1	$355.9	$47.1	$(498.1)	$117.6

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Three Months Ended September 30, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,410.4	$66.5	$—	$1,476.9
Cost of operations	—	—	918.6	51.8	—	970.4
Selling, general and administrative expenses	5.6	—	126.5	3.3	—	135.4
Depreciation and amortization	—	—	140.3	1.7	—	142.0

Operating (loss) income	(5.6)	—	225.0	9.7	—	229.1
Equity in earnings of subsidiaries	(43.0)	(131.2)	(6.6)	—	180.8	—
Interest expense (income) and other	2.7	104.4	22.2	(1.8)	—	127.5
Intercompany interest (income) expense	(33.1)	30.8	22.1	(19.8)	—	—
Management fees	(1.3)	—	1.0	0.3	—	—

Income (loss) before income taxes	69.1	(4.0)	186.3	31.0	(180.8)	101.6
Income tax expense (benefit)	10.7	(54.1)	83.4	12.4	—	52.4
Minority interest	—	—	—	—	—	—

Net income from continuing operations	58.4	50.1	102.9	18.6	(180.8)	49.2
Discontinued operations, net of tax	—	—	9.2	—	—	9.2

Net income	58.4	50.1	112.1	18.6	(180.8)	58.4
Dividends on preferred stock	(14.8)	—	—	—	—	(14.8)

Net income available to common shareholders	$43.6	$50.1	$112.1	$18.6	$(180.8)	$43.6

	Nine Months Ended September 30, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$4,104.8	$162.0	$—	$4,266.8
Cost of operations	—	(0.4)	2,633.2	155.2	—	2,788.0
Selling, general and administrative expenses	16.2	—	356.1	10.0	—	382.3
Depreciation and amortization	—	—	411.3	5.0	—	416.3

Operating (loss) income	(16.2)	0.4	704.2	(8.2)	—	680.2
Equity in earnings of subsidiaries	(97.1)	(399.4)	(19.0)	—	515.5	—
Interest expense (income) and other	8.2	388.5	65.8	(4.8)	—	457.7
Intercompany interest (income) expense	(88.7)	78.4	67.1	(56.8)	—	—
Management fees	(3.8)	—	2.7	1.1	—	—

Income (loss) before income taxes	165.2	(67.1)	587.6	52.3	(515.5)	222.5
Income tax expense (benefit)	28.1	(186.6)	233.5	21.3	—	96.3
Minority interest	—	—	—	(0.7)	—	(0.7)

Net income from continuing operations	137.1	119.5	354.1	31.7	(515.5)	126.9
Discontinued operations, net of tax	—	—	10.2	—	—	10.2

Net income	137.1	119.5	364.3	31.7	(515.5)	137.1
Dividends on preferred stock	(37.2)	—	—	—	—	(37.2)

Net income available to common shareholders	$99.9	$119.5	$364.3	$31.7	$(515.5)	$99.9

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities	$(9.8)	$(383.5)	$1,003.4	$31.5	$—	$641.6
Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	46.1	—	—	46.1
Proceeds from sale of fixed assets	—	—	11.8	—	—	11.8
Capital expenditures, excluding acquisitions	—	—	(504.8)	(5.0)	—	(509.8)
Capitalized interest	—	—	(12.9)	—	—	(12.9)
Change in deferred acquisition costs, notes receivable and other	—	—	5.7	—	—	5.7

Cash used for investing activities	—	—	(454.1)	(5.0)	—	(459.1)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	1,200.2	0.1	37.2	—	1,237.5
Payments of long-term debt	—	(1,260.9)	(6.3)	(39.0)	—	(1,306.2)
Payments of preferred stock dividend	(38.8)	—	—	—	—	(38.8)
Net change in disbursement account	—	—	(63.8)	—	—	(63.8)
Net proceeds from sale of common stock, exercise of stock options and other	9.8	—	—	—	—	9.8
Intercompany between issuer and subsidiary	38.8	444.2	(465.9)	(17.1)	—	—

Cash provided by (used for) financing activities	9.8	383.5	(535.9)	(18.9)	—	(161.5)

Increase in cash and cash equivalents	—	—	13.4	7.6	—	21.0
Cash and cash equivalents, beginning of period	—	—	53.1	3.0	—	56.1

Cash and cash equivalents, end of period	$—	$—	$66.5	$10.6	$—	$77.1

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities from continuing operations	$(103.7)	$(615.0)	$1,145.7	$45.6	$—	$472.6
Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	(0.4)	—	—	(0.4)
Proceeds from sale of fixed assets	—	—	10.4	—	—	10.4
Capital expenditures, excluding acquisitions	—	—	(484.0)	(7.4)	—	(491.4)
Capitalized interest	—	—	(10.7)	—	—	(10.7)
Change in deferred acquisitions costs, notes receivable and other	—	—	6.0	—	—	6.0

Cash used for investing activities from continuing operations	—	—	(478.7)	(7.4)	—	(486.1)

Financing activities —
Net proceeds from sale of Series D preferred stock	580.9	—	—	—	—	580.9
Proceeds from long-term debt, net of issuance costs	—	2,764.9	—	74.2	—	2,839.1
Payments of long-term debt	—	(3,323.8)	(85.5)	(58.3)	—	(3,467.6)
Payments of preferred stock dividend	(34.1)	—	—	—	—	(34.1)
Net change in disbursement account	—	—	(21.5)	—	—	(21.5)
Net proceeds from sale of common stock, exercise of stock options and other	96.5	—	—	—	—	96.5
Intercompany between issuer and subsidiary	(539.4)	1,174.6	(582.7)	(52.5)	—	—

Cash provided by (used for) financing activities from continuing operations	103.9	615.7	(689.7)	(36.6)	—	(6.7)

Cash provided by operating activities from discontinued operations	—	—	3.0	—	—	3.0

Increase (decrease) in cash and cash equivalents	0.2	0.7	(19.7)	1.6	—	(17.2)
Cash and cash equivalents, beginning of period	—	(0.3)	66.7	1.6	—	68.0

Cash and cash equivalents, end of period	$0.2	$0.4	$47.0	$3.2	$—	$50.8

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
We invest a significant amount of capital to support the ongoing operations of our landfill and collection business. Landfills are highly engineered, sophisticated facilities similar to civil works. Each year we invest capital at our 169 active landfills to ensure sufficient capacity to receive the waste volume we handle. In addition, we have approximately 12,700 collection vehicles and over 1.5 million containers to serve our collection customers. They endure rough conditions each day and must be routinely maintained and replaced. During the nine months ended September 30, 2006, we invested $509.8 million of capital into the business (see Note 2, Property and Equipment, for detail by fixed asset category). In 2006, total capital expenditures are expected to be approximately $675 million.
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
Results of Operations.
Net income for the three and nine months ended September 30, 2006 increased by $13.9 million and $14.0 million, respectively, compared to the same periods in the prior year. The increase in net income for the three months ended September 30, 2006 was the result of revenue growth and lower income tax expense, partially offset by higher operating costs and interest expense. The increase in net income for the nine months ended September 30, 2006 was attributable to higher revenues and lower interest expense, partially offset by higher operating costs and income tax expense.

Our organic revenue growth was 7.2% and 7.6% for the three and nine months ended September 30, 2006. Revenues increased across all service lines except for a decrease in revenues in our recycling business. Operating income for the three and nine months ended September 30, 2006 increased by $22.9 million and $33.2 million, respectively, over the same periods in the prior year. Operating costs increased from volume increases and normal inflation. The increases in subcontractor and fuel costs were more than offset by increases in their related revenues. The increase in interest expense for the three months ended September 30, 2006 was due to the impact of rising interest rates on the variable rate portion of our debt. The decrease in interest expense for the nine months ended September 30, 2006 primarily related to lower costs incurred to early extinguish and refinance debt during 2006 compared to the same period in the prior year. The decrease in income tax expense for the third quarter of 2006 was due to approximately $5.9 million primarily related to finalizing the 2005 tax return and a benefit of approximately $5.4 million related to a reduction in the average rate used to record the state tax provision. The increase in income tax expense for the nine months ended September 30, 2006 was primarily attributable to a $25.5 million tax benefit, recorded in the first quarter of 2005, related to additional stock basis associated with a pending divesture, offset by the $5.9 million and $5.4 million tax benefits discussed above.
We continue to focus on our best practices program, including improving sales productivity and pricing effectiveness, driver productivity through improved routing and maintenance efficiency through standardized operating practices, as well as reducing our procurement costs through more effective purchasing. We are also focused on improving the effectiveness of our safety and our health and welfare programs. We realized tangible benefits from many of these initiatives in the quarter. In addition, we continue to focus on improving our return on invested capital by carefully evaluating the return potential of new capital expenditures and by evaluating opportunities to divest operations that do not provide an adequate return. Accordingly, we divested of operations primarily in the Northeastern and Midwestern regions during the third quarter of 2006.
Beginning in 2005, we increased the level of annual capital expenditures to approximately $700 million primarily to accelerate replacement of vehicles; we plan to maintain this level of annual spending. We expect this investment, along with improved maintenance practices, to have a favorable impact on maintenance costs and route productivity. Maintenance and repairs for the three months ended September 30, 2006 decreased to $123.6 million from $127.1 million in the third quarter of 2005.
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
During the third quarter of 2006, we repaid the $116.8 million previously outstanding on our revolving credit facility and we made an optional $40 million prepayment on our 2005 Term Loan. These payments were made with excess cash flow from operations and proceeds from the sale of assets.
We continue to focus on maximizing cash flow to repay debt and to seek opportunities to create additional cash flow through reductions in interest cost. During the nine months ended September 30, 2006, our debt balance decreased by approximately $52.3 million to $7.0 billion primarily due to debt payments in the third quarter of 2006. We continue to improve our debt to total capitalization ratio, which decreased to 66.3% at September 30, 2006 from 67.3% at December 31, 2005.

Results of Operations
Three and Nine Months Ended September 30, 2006 and 2005
The following table sets forth our results of operations and percentage relationship that the various items bear to revenues for the periods indicated (in millions, except percentages).
Statement of Operations Data:

	Three Months Ended September 30,
	2006		2005
Revenues	$1,555.2	100.0%	$1,476.9	100.0%
Cost of operations	994.0	63.9	970.4	65.7
Selling, general and administrative expenses	153.6	9.9	135.4	9.2
Depreciation and amortization	141.1	9.1	142.0	9.6
Loss from divestitures and asset impairments	14.5	0.9	—	—

Operating income	252.0	16.2	229.1	15.5
Interest expense and other	131.4	8.5	127.5	8.6

Income before income taxes	120.6	7.7	101.6	6.9
Income tax expense	48.1	3.1	52.4	3.6
Minority interest	0.2	0.0	0.0	0.0

Income from continuing operations	72.3	4.6	49.2	3.3
Discontinued operations, net of tax	—	—	9.2	0.7

Net income	72.3	4.6	58.4	4.0
Dividends on preferred stock	(9.4)	(0.6)	(14.8)	(1.0)

Net income available to common shareholders	$62.9	4.0%	$43.6	3.0%

	Nine Months Ended September 30,
	2006		2005
Revenues	$4,534.5	100.0%	$4,266.8	100.0%
Cost of operations	2,929.2	64.6	2,788.0	65.3
Selling, general and administrative expenses	447.4	9.9	382.3	9.0
Depreciation and amortization	430.0	9.5	416.3	9.8
Loss from divestitures and asset impairments	14.5	0.3	—	—

Operating income	713.4	15.7	680.2	15.9
Interest expense and other	437.9	9.6	457.7	10.7

Income before income taxes	275.5	6.1	222.5	5.2
Income tax expense	124.4	2.8	96.3	2.2
Minority interest	0.0	0.0	(0.7)	0.0

Income from continuing operations	151.1	3.3	126.9	3.0
Discontinued operations, net of tax	—	—	10.2	0.2

Net income	151.1	3.3	137.1	3.2
Dividends on preferred stock	(33.5)	(0.7)	(37.2)	(0.9)

Net income available to common shareholders	$117.6	2.6%	$99.9	2.3%

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

The following table shows our total reported revenues by service line. Inter-company revenues have been eliminated.
Revenues by service line (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005(1)		2006		2005(1)
Collection
Residential	$305.9	19.7%	$299.3	20.3%	$903.6	19.9%	$888.7	20.8%
Commercial	383.4	24.6	353.6	23.9	1,121.0	24.7	1,035.8	24.3
Roll-off (2)	348.0	22.4	324.7	22.0	1,010.8	22.3	925.9	21.7
Recycling	51.1	3.3	50.2	3.4	150.9	3.3	149.8	3.5

Total Collection	1,088.4	70.0	1,027.8	69.6	3,186.3	70.2	3,000.2	70.3
Disposal
Landfill	221.2	14.2	213.7	14.5	642.8	14.2	603.0	14.1
Transfer	113.3	7.3	112.6	7.6	321.1	7.1	319.3	7.5

Total Disposal	334.5	21.5	326.3	22.1	963.9	21.3	922.3	21.6

Recycling – Commodity	56.8	3.6	57.5	3.9	162.6	3.6	173.7	4.1

Other(3)	75.5	4.9	65.3	4.4	221.7	4.9	170.6	4.0

Total Revenues	$1,555.2	100.0%	$1,476.9	100.0%	$4,534.5	100.0%	$4,266.8	100.0%

(1)	The revenue mix for 2005 reflects the reclassification of transportation revenue out of collection, disposal and recycling-commodity revenue to other revenue.

(2)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(3)	Consists primarily of revenue from national accounts where the work has been subcontracted, revenue generated from transporting waste via railway and revenue from liquid waste.
Revenues increased 5.3% and 6.3%, respectively, during the three and nine months ended September 30, 2006 over the comparable periods in 2005. Revenue in all lines of business increased with the exception of recycling — commodity. The revenue increase within the collection business was attributable to increases in each of the residential, commercial, roll-off and recycling lines of business. The revenue increase within the disposal business is driven primarily by landfill revenue increases. Recycling revenue decreased primarily due to cardboard and newspaper commodity price declines while other revenue increased as a result of waste volume increases associated with the subcontracted portion of our national accounts. National accounts revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset by the corresponding subcontract costs.
Following is a summary of the change in revenues (in millions):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Reported revenues in 2005	$1,476.9	$4,266.8
Core business organic growth
Increase from average base per unit price change	59.7	152.2
Increase from fuel recovery fees	30.9	91.8
Increase from net volume change	8.5	57.0
Net divested revenues and adjustments	(25.3)	(32.6)
Increase (decrease) in recycling and other	4.5	(0.7)

Reported revenues in 2006	$1,555.2	$4,534.5

During the three and nine months ended September 30, 2006, we generated organic revenue growth of 7.2% and 7.6%, of which $90.6 million or 6.6% and $244.0 million or 6.2% were attributable to revenue growth relating to our average price per unit on core business. Our continued price growth reflected the results of pricing increases implemented throughout the year. Within the collection business, average per unit pricing increased 8.7%, 8.4%, 3.9% and 11.5%, respectively, in the commercial, roll-off, residential and recycling collection lines of business for the quarter ended September 30, 2006. For the nine months ended September 30, 2006, average per unit pricing increased by 7.3%, 7.9%, 3.5% and 13.9% in the commercial, roll-off, residential and recycling collection lines of business. Within the disposal line of business, landfill average per unit pricing increased 6.2% and 5.5%, respectively, and transfer average per unit pricing increased 3.1% and 4.6%, respectively, for the three and nine months ended September 30, 2006. The fuel recovery fee program, implemented in 2005 to mitigate our exposure to increases in fuel price, generated 34.1% and 37.6%, respectively, of the total price growth in the three and nine months ended September 30, 2006. This fee fluctuates with the price of fuel; consequently, fuel price declines would result in a decrease in our revenue, which would be more than offset by a decrease in our fuel expense.
Core business volume growth was 0.6% and 1.4% for the three and nine months ended September 30, 2006 compared to the same periods in the prior year, primarily driven by volume increases related to subcontracted and transportation revenues. Within the collection business, the commercial and roll-off lines of business experienced volume increases of 0.5% and 1.6%, respectively, and 1.3% and 2.6%, respectively, for the three and nine months ended September 30, 2006. Volume for the residential line of business remained constant while recycling collection volume declined 5.3% and 8.9%, respectively, during the three and nine months ended September 30, 2006. Within the disposal business, transfer volume increased slightly while landfill volume decreased by 2.8% during the quarter ended September 30, 2006. Both the landfill and transfer lines of business experienced volume decreases during the nine months ended September 30, 2006. The decline in landfill volumes was primarily due to reductions in special waste volumes. We are improving our pricing structure and return criteria for special waste jobs in an effort to improve the returns on this area of landfill volumes.
Our operations are not concentrated in any one geographic region. At September 30, 2006, we operated in 128 major markets in 37 states and Puerto Rico. Our regional teams focus on developing local markets in which we can operate a vertically integrated operation and maximize operating efficiency. As a result, we may choose to not operate in a market where our business objective cannot be met.
The following table shows our revenues by geographic region in total and as a percentage of total revenues.
Revenues by region(1) (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Midwestern	$322.9	20.8%	$311.0	21.1%	$931.6	20.5%	$897.1	21.0%
Northeastern	328.6	21.1	322.2	21.8	947.2	20.9	935.4	21.9
Southeastern	269.7	17.3	254.3	17.2	797.9	17.6	739.0	17.3
Southwestern	253.5	16.3	239.9	16.2	747.1	16.5	692.4	16.3
Western	348.4	22.4	329.7	22.3	1,009.2	22.3	947.0	22.2
Other(2)	32.1	2.1	19.8	1.4	101.5	2.2	55.9	1.3

Total Revenues	$1,555.2	100.0%	$1,476.9	100.0%	$4,534.5	100.0%	$4,266.8	100.0%

(1)	See discussion in Note 11 to our Consolidated Financial Statements.

(2)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a regional basis, including national accounts where the work has been subcontracted.

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
The following tables provide the components of our operating costs and as a percentage of revenues (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Labor and related benefits	$280.8	18.1%	$284.1	19.2%	$847.7	18.7%	$833.3	19.5%
Transfer and disposal costs	128.8	8.3	127.7	8.6	377.5	8.3	371.1	8.7
Maintenance and repairs	123.6	7.9	127.1	8.6	372.8	8.2	366.4	8.6
Transportation and subcontractor costs	131.3	8.4	120.8	8.2	389.6	8.6	331.9	7.8
Fuel	81.9	5.3	66.1	4.5	229.4	5.1	173.0	4.1
Disposal and franchise fees and taxes	96.3	6.2	93.1	6.3	278.1	6.1	264.7	6.2
Landfill operating costs	37.0	2.4	38.8	2.6	113.4	2.5	113.8	2.7
Risk management	43.3	2.8	44.3	3.0	123.2	2.7	133.2	3.1
Costs of good sold	15.2	1.0	11.4	0.8	41.1	0.9	35.0	0.8
Other	55.8	3.5	57.0	3.9	156.4	3.5	165.6	3.8

Total operating expenses	$994.0	63.9%	$970.4	65.7%	$2,929.2	64.6%	$2,788.0	65.3%

Cost of operations increased 2.4% and 5.1% in the three and nine months ended September 30, 2006 compared to the same periods in the prior year. The increase for the quarter ended September 30, 2006 was due to increases in fuel and transportation and subcontract costs, offset by decreases in labor and maintenance and repair costs during the same period. Labor decreased because of an initiative in the third quarter of 2006 to control labor costs and repairs and maintenance decreased because of the increased level of vehicle purchases in the last two years. The increase for the nine months ended September 30, 2006 primarily related to increases in labor, fuel, and transportation and subcontract costs, partially offset by decreases in risk management and other expenses. Labor costs increased for the nine months ended September 30, 2006, primarily as a function of inflation and volume increases. The increase in transportation and subcontractor costs primarily reflected our volume growth in our national accounts and pass-through fuel cost increases. Risk management costs decreased as a result of a $7 million favorable change in estimates due to claims experience recorded in the second quarter of 2006. Other expense decreased as a result of an $8 million favorable adjustment to our environmental reserves in the second quarter of 2006, primarily due to the selection by the U.S. Environmental Protection Agency of a lower cost remediation plan related to a Superfund site at which the Company is a potentially responsible party.
Fuel costs increased because of higher fuel prices and the expiration of certain fixed price purchase contracts. A significant portion of these contracts expired in early 2005. All fixed price purchase contracts expired as of March 31, 2006, and, unless new contracts are executed, all future fuel purchases will be at market rates. In the nine months ended September 30, 2006, the contracts in place reduced fuel costs by $5.9 million when compared to then current market prices. We expect that our fuel recovery fee will offset a portion of the volatility in fuel costs arising from future market price fluctuations. At September 30, 2006, approximately 57% of our customers participated in the fuel recovery fee program.
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
The following tables provide the components of our selling, general and administrative costs and as a percentage of revenues (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Salaries	$99.9	6.4%	$80.6	5.5%	$276.5	6.1%	$242.0	5.7%
Rent and office costs	10.9	0.7	10.3	0.7	32.2	0.7	30.3	0.7
Professional fees	12.6	0.8	11.9	0.8	42.4	0.9	36.9	0.9
Provision for doubtful accounts	6.0	0.4	8.4	0.6	13.5	0.3	14.7	0.3
Other	24.2	1.6	24.2	1.6	82.8	1.9	58.4	1.4

Total selling, general and administrative expenses	$153.6	9.9%	$135.4	9.2%	$447.4	9.9%	$382.3	9.0%

Selling, general and administrative expenses increased 13.5% and 17.0% for the three and nine months ended September 30, 2006 compared to the same periods in 2005 primarily relating to salaries, professional fees and other expenses. The increase in salaries during the third quarter of 2006 included the impact of higher incentive compensation resulting from improved performance, and severances associated with an initiative to control labor costs and other unrelated separations that occurred during the third quarter of 2006. In addition, the increase in salaries for the nine months ended September 30, 2006 also reflected the impact of normal inflation, benefits costs and stock option expense recognized due to the adoption of SFAS 123(R) as of January 1, 2006. The professional fees increase for the nine months ended September 30, 2006 was driven by consulting fees related to initiatives to standardize sales programs and implement procurement programs. The increase in other expense for the nine months ended September 30, 2006 was attributable to accruals and settlements for certain legal matters in the second quarter of 2006 offset by a $16.3 million non-cash reversal of litigation reserves during the quarter ended June 30, 2005.
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
The following tables provide the components of our depreciation and amortization and as a percentage of revenues (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
Depreciation of fixed assets	$79.4	5.1%	$74.8	5.1%	$238.1	5.3%	$225.6	5.3%
Landfill and other amortization	61.7	4.0	67.2	4.5	191.9	4.2	190.7	4.5

Total depreciation and amortization	$141.1	9.1%	$142.0	9.6%	$430.0	9.5%	$416.3	9.8%

Depreciation and amortization decreased slightly in the third quarter of 2006 and increased 3.3% for the nine months ended September 30, 2006 compared to the same periods in 2005. Depreciation expense related to vehicles and equipment increased primarily due to increases in capital expenditures in recent periods. The decrease in amortization expense for the quarter ended September 30, 2006 primarily related to decreased landfill amortization rate driven by landfill expansions. For the nine months ended September 30, 2006, landfill amortization increased as a function of volume and rate increases.
Loss from divestitures and asset impairments. During the third quarter of 2006, we recorded losses of approximately $14.5 million related to divestitures and asset impairments. The asset sales, completed as a result of our market rationalization focus, generated a loss of approximately $8.0 million. These losses primarily related to operations in our Northeastern and Midwestern regions. An asset impairment of approximately $6.5 million was recorded for a landfill asset as a result of management’s decision to discontinue development of the site.
Interest expense and other. Interest expense and other increased 3.2% in the quarter ended September 30, 2006 and decreased 4.3% in the nine months ended September 30, 2006 compared to the same periods in 2005. Following are the components of interest expense and other (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Interest expense, gross	$131.4	$126.3	$395.8	$391.2
Interest income	(0.9)	(0.6)	(2.3)	(2.5)
Interest capitalized for development projects	(4.7)	(3.6)	(12.9)	(10.7)
Accretion of debt and amortization of debt issuance costs	5.5	5.4	16.4	17.3
Costs incurred to early extinguish debt	0.1	—	40.9	62.4

Total Interest expense and other	$131.4	$127.5	$437.9	$457.7

Gross interest expense increased during the three months ended September 30, 2006 due to the impact of rising interest rates on the variable rate portion of our debt. For the nine months ended September 30, 2006, gross interest expense increased slightly as a result of rising interest rates on the variable portion of our debt, offset by lower expenses as a result of debt repayment in prior quarters from our continued de-leveraging strategy and the refinancing of debt at lower interest rates in the first quarter of 2005 (2005 Refinancing plan) and second quarter of 2006. In connection with the refinancing transactions, we incurred costs to early extinguish and refinance debt of $40.9 million and $62.4 million, respectively, during the nine months ended September 30, 2006 and 2005.
Income tax expense. The effective tax rate for the three and nine months ended September 30, 2006 was 39.9% and 45.2%, respectively, compared to 51.5% and 43.1% for the same periods in the prior year. The decrease in the effective tax rate for the quarter ended September 30, 2006 was attributable to approximately $5.9 million primarily related to finalizing the 2005 tax return and a benefit of approximately $5.4 million related to a reduction in the average rate used to record the state tax provision. The increase in the effective tax rate for the nine months ended September 30, 2006 is primarily attributable to a $25.5 million tax benefit, recorded in the first quarter of 2005, related to additional stock basis associated with a pending divestiture, offset by the $5.9 million and $5.4 million tax benefits discussed above.
Dividends on preferred stock. Dividends on preferred stock were $9.4 million and $14.8 million for the three months ended September 30, 2006 and 2005, respectively, and $33.5 million and $37.2 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease of $5.4 million for the three months ended September 30, 2006 was a result of the conversion of the Series C preferred stock. The Series C preferred stock was converted into approximately 34.1 million shares of common stock on April 1, 2006, eliminating approximately $21.6 million of annual cash dividends. The decrease of $3.7 million for the nine months ended September 30, 2006 was a result of an increase of $7.1 million of 6.25% dividends payable in cash for the Series D preferred stock issued in March 2005 offset by the decrease of $10.8 million due to the conversion of the Series C preferred stock.

Liquidity and Capital Resources
We are a highly leveraged company with $7.0 billion of outstanding debt at September 30, 2006. The majority of our debt was incurred to acquire solid waste companies between 1990 and 2000. We incurred and assumed over $11 billion of debt to acquire BFI in 1999. Since the acquisition of BFI, we have repaid debt with cash flow from operations, asset sales and the issuances of equity. We intend to continue to reduce our debt balance until we reach credit ratios that we believe will allow us to benefit from an investment grade-like cost of capital. We believe that as we move towards these ratios, when compared to today, we will have additional opportunities to reduce our cost of debt below our current level on a basis relative to interest rates at the time. We expect these opportunities will increase liquidity, and provide more flexibility in deciding the most appropriate use of our cash flow. Additionally, we believe that as we reduce our financial leverage, shareholder value should be created through cash flow due to reduced interest payments.
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
We generally meet operational liquidity needs with operating cash flows. Our liquidity needs are primarily for working capital, capital expenditures for vehicles, containers and landfill development, capping, closure, post-closure and environmental expenditures, debt service costs, cash taxes, and scheduled debt maturities.
When we cannot meet our liquidity needs with operating cash flow, we meet those needs with borrowings under our 2005 Credit Facility. We have a $1.575 billion commitment until 2010 under our 2005 Credit Facility, which we believe is adequate to meet our liquidity needs based on current conditions. At September 30, 2006, we had no loans outstanding and $417 million in letters of credit drawn on the 2005 Revolver, leaving approximately $1.158 billion of availability for borrowings. Both the $25 million Incremental Revolving Letter of Credit Facility and $490.0 million Institutional Letter of Credit Facility were fully utilized at September 30, 2006. During the third quarter of 2006, we repaid the $116.8 million previously outstanding on the 2005 Revolver and we made an optional $40 million prepayment on the 2005 Term Loan. These payments were made with excess cash flow from operations and proceeds from the sale of assets.
Cash provided by operations increased 36% in the first nine months of 2006 when compared to the same period in 2005, primarily due to an increase in net income from continuing operations after adjusting for non-cash items related to deferred taxes of approximately $45 million and a decreased use of working capital of approximately $88 million. Investing activities included capital expenditures of approximately $510 million for the first nine months of 2006, an $18 million increase over the first nine months of 2005. Additionally, proceeds from divestitures, net of costs of acquisitions for the nine months ended September 30, 2006 increased approximately $47 million over the same period in 2005. Debt repayments, including the $40 million Term Loan prepayment in the third quarter of 2006 and the change in disbursement account are reflected in the cash used for financing activities. The disbursement account represents outstanding checks that were issued but are in transit as of September 30, 2006.
Following is a summary of the primary sources and uses of cash during the nine months ended September 30, (in millions):
Sources of cash

	2006	2005
Cash provided by operations	$641.6	$472.6
Net proceeds from issuance of common and preferred stock	9.8	676.6
Decrease in cash balance	—	17.2
Net proceeds from divestitures, net of acquisitions	46.1	—
Proceeds from the sale of fixed assets	11.8	10.4

Total	$709.3	$1,176.8

Uses of cash

	2006	2005
Capital expenditures	$509.8	$491.4
Debt repayments, net of debt proceeds	57.0	599.8
Debt issuance costs	11.7	28.7
Cost of acquisitions, net of divestiture proceeds	—	0.4
Increase in cash balance	21.0	—
Payment of preferred stock cash dividends	38.8	34.1
Decrease in disbursement account	63.8	21.5
Other non-operating net cash outflows	7.2	0.9

Total	$709.3	$1,176.8

We continuously seek opportunities to increase our cash flow through improvements in operations and reduction of our interest cost. Historically, we have used bank financings and capital markets transactions to meet our refinancing and liquidity requirements. Under our 2005 Credit Facility, we are required to meet certain financial covenants. Our objective is to maintain sufficient surplus between the required covenant ratios and the actual ratios calculated according to the 2005 Credit Agreement. We monitor the surplus carefully and will seek to take action if the surplus becomes too small. We have not historically experienced difficulty in obtaining financing or refinancing existing debt. We expect to continue to seek such opportunities in the future to the extent such opportunities are available to us. However, there is no assurance that such opportunities will be available. (See also Debt covenants in Contractual Obligations and Commitments.)
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
The conversion rate, pursuant to the terms set forth in the certificate of designations, was equal to $50.00 divided by $10.13 (the threshold appreciation price), as the average of the closing prices per share of our common stock on each of the 20 consecutive trading days ending on March 29, 2006 (the third trading day preceding the conversion date) was greater than the threshold appreciation price. Each holder of Series C preferred stock on the applicable record date received a cash payment equal to the amount of accrued and unpaid dividends. As a result of the automatic conversion, we will no longer pay quarterly dividends in cash or stock in respect of the Series C preferred stock. Each holder of Series C preferred stock on the conversion date received cash in lieu of any fractional shares of common stock issued upon conversion of the Series C preferred stock.
On April 12, 2006, we completed the re-pricing of the 2005 Term Loan and Institutional Letter of Credit portions of our 2005 Credit Facility. The 2005 Term Loan and Institutional Letter of Credit Facility was re-priced at LIBOR plus 175 basis points (or ABR plus 75 basis points), a reduction of 25 basis points. The pricing will further decrease to LIBOR plus 150 basis points (or ABR plus 50 basis points) when our leverage ratio is equal to or less than 4.25x. This re-pricing is expected to generate more than $4 million in annual interest savings.
In May 2006, we issued $600 million of 7.125% senior notes due 2016 at a discounted price equal to 99.123% of the aggregate principal amount. The net proceeds were used to fund a portion of the tender offer for our 8.875% senior notes due 2008. The refinancing of the senior notes is expected to generate approximately $6 million in annual interest savings. In conjunction with the re-pricing and refinancing transactions during the second quarter of 2006, we expensed approximately $40.9 million of costs as of September 30, 2006 related to premiums paid, deferred financing and other costs.
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
Contractual Obligations and Commitments
The following table provides additional maturity detail of our long-term debt at September 30, 2006 (in millions):

Debt	2006	2007	2008	2009	2010	Thereafter	Total
Revolving 2005 Credit Facility(1)	$—	$—	$—	$—	$—	$—	$0.0
Term loan B	—	—	—	—	—	1,235.0	1,235.0
Receivables secured loan(2)	—	228.2	—	—	—	—	228.2
6.375% BFI Senior notes	—	—	161.2	—	—	—	161.2
8.50% Senior notes	—	—	750.0	—	—	—	750.0
6.50% Senior notes	—	—	—	—	350.0	—	350.0
5.75% Senior notes due 2011	—	—	—	—	—	400.0	400.0
6.375% Senior notes due 2011	—	—	—	—	—	275.0	275.0
9.25% Senior notes due 2012	—	—	—	—	—	250.0	250.0
7.875% Senior notes due 2013	—	—	—	—	—	450.0	450.0
6.125% Senior notes due 2014	—	—	—	—	—	425.0	425.0
7.25% Senior notes due 2015	—	—	—	—	—	600.0	600.0
7.125% Senior notes due 2016	—	—	—	—	—	600.0	600.0
9.25% BFI debentures due 2021	—	—	—	—	—	99.5	99.5
7.40% BFI debentures due 2035	—	—	—	—	—	360.0	360.0
4.25% Senior subordinated convertible debentures due 2034	—	—	—	—	—	230.0	230.0
7.375% Senior unsecured notes due 2014	—	—	—	—	—	400.0	400.0
Other debt	2.3	6.6	1.9	2.0	25.3	267.9	306.0

Total principal due	$2.3	$234.8	$913.1	$2.0	$375.3	$5,592.4	7,119.9
Discount, net							(80.5)

Total debt balance							$7,039.4

(1)	At September 30, 2006, under our 2005 Credit Facility, we had revolving commitments totaling $1.575 billion with no loans outstanding and $417 million of letters of credit outstanding, providing us remaining availability of approximately $1.158 billion. In addition, we had an Institutional Letter of Credit Facility of $490.0 million and an Incremental Revolving Credit Facility of $25.0 million available under the 2005 Credit Facility, all of which was used for letters of credit outstanding.

(2)	The receivables secured loan is a 364-day liquidity facility with a maturity date on May 29, 2007. At that time, we intend to renew the liquidity facility. If we are unable to renew the liquidity facility, we will refinance any amounts outstanding with our 2005 Credit Facility, which matures in 2010, or with other long-term borrowings. Although we intend to renew the liquidity facility on May 29, 2007 and do not expect to repay the amounts within the next twelve months, the loan is classified as a current liability because it has a contractual maturity of less than one year.
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

At September 30, 2006, we were in compliance with all financial and other covenants under our 2005 Credit Facility. We are not subject to any minimum net worth covenants.
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
At September 30, 2006, we had the following financial assurance instruments and collateral in place (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$659.2	$—	$—	$—	$659.2
Surety bonds	578.7	498.1	—	—	1,076.8
Trust deposits	82.6	—	—	—	82.6
Letters of credit (1)	474.6	52.2	273.5	132.0	932.3

Total	$1,795.1	$550.3	$273.5	$132.0	$2,750.9

(1)	These amounts are issued under the 2005 Revolver, the Incremental Revolving Letter of Credit and the Institutional Letter of Credit Facility under our 2005 Credit Facility.

These financial instruments are issued in the normal course of business and are not debt of the Company. Since we currently have no liability for these financial assurance instruments, they are not reflected in the accompanying consolidated balance sheets. However, we have recorded capping, closure and post-closure liabilities and self-insurance liabilities as they are incurred. The underlying obligations of the financial assurance instruments would be valued and recorded in the consolidated balance sheets if it is probable that we would be unable to perform our obligations under the financial assurance contracts. We do not expect this to occur.
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
Interest Rate Risk Management
We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. Our policy and procedures require that no less than 70% of our total debt is fixed, either directly or effectively through interest rate swap agreements. At September 30, 2006, approximately 78% of our debt was fixed, all directly.
From time to time, we have entered into interest rate swap agreements for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Our strategy is to use interest rate swap contracts when such transactions will serve to reduce our aggregate exposure and meet the objectives of our interest rate policy. These contracts are not entered into for trading purposes. At September 30, 2006, we had no interest rate swap agreements outstanding.
Contingencies
For a description of our commitments and contingencies, see Note 10 to our consolidated financial statements included under Item 1 of this Form 10-Q.
Accounting for Stock Options Granted to Employees
For a description of our accounting for stock options granted to employees, see Note 8 to our consolidated financial statements included under Item 1 of this Form 10-Q.
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

Disclosure Regarding Forward Looking Statements
This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Forward Looking Statements). All statements, other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Examples of these Forward Looking Statements include, among others, statements regarding:
•	our business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies;

•	our ability to obtain financing, refinance existing debt, increase liquidity, reduce interest cost, extend debt maturities and provide adequate financial liquidity;

•	the adequacy of our operating cash flow and revolving credit facility to make payments on our indebtedness, support our capital reinvestment needs and fund other liquidity needs;

•	our expected interest savings in connection with the refinancing of portions of our 2005 Credit Facility and the tender offer of a portion of our 8.875% senior notes;

•	our ability to generate cash flows from operations after funding capital expenditures;

•	our ability to achieve credit ratios that would allow us to receive benefits of a cross-over investment grade company and/or investment grade-like cost of capital;

•	our ability to achieve price and volume increases and cost reductions in the future;

•	our estimates of future annual interest costs reductions;

•	our ability to perform our obligations under financial assurance contracts and our expectation that our need for financial assurance contracts will not materially increase;

•	underlying assumptions related to general economic and financial market condition;

•	our expectation that our casualty, property or environmental claims or other contingencies will not have a material effect on our operations;

•	our belief that the costs of settlements or judgments arising from litigation and the effects of settlements or judgments on our consolidated liquidity, financial position or results of operation will not be material;

•	our ability to implement safeguards to comply with governmental requirements;

•	the impact of fuel costs and fuel recovery fees on our operations;

•	our ability to meet our projected capital expenditures spending;

•	our ability to achieve benefits, including the timing and amount of any benefits, resulting from the implementation of standards and best practices program;

•	our ability to renew our receivables liquidity facility;

•	the expected benefits of our refinancing plans;

•	our ability to maintain sufficient surplus between our covenant ratios;

•	our expectations of lower vehicle and equipment ownership costs in the future;

•	the amount, timing and sources of additional cash payments to the IRS and other taxing authorities;

•	our ability to avoid a penalty by the IRS;

•	the ability to anticipate the impact of changes in federal, state, or local laws or regulations; and

•	the impact or effect of new accounting pronouncements on the Company.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk. We are subject to interest rate risk on our variable rate long-term debt. From time to time, to reduce the risk from interest rate fluctuations, we have entered into hedging transactions that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We currently have no outstanding interest rate swap arrangements at September 30, 2006.
At September 30, 2006, with 78% of our debt fixed, we have $1.548 billion of floating rate debt. If interest rates increased by 100 basis points, annualized interest expense and cash payments for interest would increase by approximately $15.5 million ($9.3 million after tax). This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings or the favorable impact declining rates would have on interest expense and cash payments for interest.
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
Commodities prices. We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenues from sales of recycled cardboard and newspaper in the third quarter of 2006 were approximately $25.2 million compared to $26.2 million in the third quarter of 2005.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
On March 14, 2006, our wholly-owned subsidiary, BFI Waste Systems of Mississippi, LLC, received a Notice of Violation from the Environmental Protection Agency (the “EPA”) alleging that it was in violation of certain Clean Air Act provisions governing federal Emissions Guidelines for Municipal Solid Waste Landfills, New Source Performance Standards for Municipal Solid Waste Landfills, and the facility Operating Permit at its Little Dixie Landfill located in Ridgeland, Mississippi. The majority of these alleged violations involve the failure to file reports or permit applications, including but not limited to design capacity reports, non-methane organic compound (“NMOC”) emission rate reports and collection and control system design plans, with the EPA in a timely manner. If we are found to be in violation of such regulations we may be subject to remedial action under EPA regulations, including monetary sanctions of up to $32,500 per day.

In September 1999, neighboring parties and the county drainage district filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from an unrelated dispute years ago related to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 2.2 million tons at September 30, 2006. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a judgment issued by a Texas state trial court in the civil lawsuit effectively revoked the expansion permit that was granted by the TCEQ in 2001, which would require us to operate the landfill according to a prior permit granted in 1988. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.

In April 2006, the Texas Court of Appeals ruled on the civil litigation. The court dissolved the permanent injunction which would have effectively prevented us from operating the landfill under the expansion permit, but also required us to pay a damage award of approximately $2 million, plus attorney fees and interest. On April 27, 2006, all parties filed a motion for rehearing, which was denied by the Texas Court of Appeals. All parties have filed petitions for review to the Texas Supreme Court. The Texas Supreme Court has not yet decided if they will grant or deny review.

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
Item 5. Other Information
Steven M. Helm, who served as Executive Vice President, General Counsel and Corporate Secretary, retired from the Company on August 31, 2006.

On November 1, 2006, James E. Gray resigned as our Senior Vice President, Controller and Chief Accounting Officer, effective immediately. On November 2, 2006, we named our current Senior Vice President Finance, John Quinn, as Controller and Chief Accounting Officer on an interim basis until a permanent replacement is determined. We have commenced a search for a new Controller and Chief Accounting Officer.

On November 2, 2006, John S. Quinn was appointed Controller and Chief Accounting Officer on an interim basis, in addition to his role as our Senior Vice President Finance. Mr. Quinn has served as Senior Vice President Finance of the company since January 2005. Prior to that, Mr. Quinn served as our Vice President Financial Analysis and Planning from November 2001 to December 2004, and as Assistant Controller from January 2001 to November 2001. Before joining our company Mr. Quinn served in various capacities with Waste Management International PLC from July 1997 to January 2001, including the position of Vice President and Controller while the company was publicly traded. From August 1987 through July 1997, Mr. Quinn held various general management and controllership positions with Waste Management Inc. From August 1983 through August 1987, Mr. Quinn held a variety of roles in the finance department of a subsidiary of Ford Motor Company.

We have an employment agreement with Mr. Quinn, dated November 30, 2001. Under the agreement, Mr. Quinn’s base salary, as adjusted for 2006, is $285,100. The term of Mr. Quinn’s employment agreement is a continuous period of two years, such that at any given time the remaining term of the agreement is two years. Under the agreement, Mr. Quinn is entitled to (a) annual cash incentive compensation in an amount to be determined by the Board of Directors, with a target goal equal to 80% of his base salary; (b) four weeks paid vacation; (c) an automobile allowance of $600 per month; (d) club membership dues; (e) participation in incentive, savings, retirement, and stock plans maintained by the Company for its executive officers and/or its employees generally; (f) participation in welfare benefit plans maintained by the Company for the benefit of its employees generally; and (g) reimbursement of expenses. In the event Mr. Quinn’s employment agreement is terminated by him for “good reason” or by the Company “without cause” (as those terms are defined in the agreement), including termination within two years preceding or one year following the date on which a “change in control” (as defined) has occurred, we will be obligated to pay an amount equal to (a) two times Mr. Quinn’s base salary, plus (b) an amount equal to the largest annual incentive paid to Mr. Quinn out of the last three years preceding the date on which his employment is terminated. In the event Mr. Quinn’s employment agreement is terminated by him for “good reason” or by the Company “without cause” (as defined) within two years preceding or one year following the date on which a “change in control” (as defined) has occurred, we will also be obligated to pay Mr. Quinn an amount equal to two times the sum of (a) Mr. Quinn’s base salary, plus (b) the annual incentive paid to Mr. Quinn for the last full preceding fiscal year.

Item 6. Exhibits

10.1*	First Amendment to the Allied Waste Industries, Inc., 2006 Incentive Stock Plan dated July 27, 2006.

10.2*	Amended and restated Allied Waste Industries, Inc., 2006 Incentive Stock Plan dated July 27, 2006.

10.3*	Form of Nonqualified Stock Option Agreement under the 2006 Incentive Stock Plan.

10.4*	Form of Restricted Stock Agreement under the 2006 Incentive Stock Plan.

10.5*	Form of Restricted Stock Units Agreement under the 2006 Incentive Stock Plan.

10.6*
Third amendment dated as of July 26, 2006, to the Credit Agreement dated as of July 21, 1999, as amended and restated as of March 21, 2005, among Allied Waste Industries, Inc., Allied Waste North America, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders and as collateral trustee for the Shared Collateral Secured Parties.

10.7*	Separation Agreement and Release between the Company and Steven M. Helm effective August 31, 2006.

10.8*	Executive Employment Agreement between the Company and John S. Quinn effective November 30, 2001.

31.1*	Section 302 Certification of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer.

31.2*	Section 302 Certification of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

*	Filed herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED WASTE INDUSTRIES, INC.

By:	/s/ PETER S. HATHAWAY

Peter S. Hathaway
Executive Vice President and Chief Financial Officer (Principal Financial Officer, and Duly Authorized Officer)
Date: November 2, 2006

Exhibits
10.1*	First Amendment to the Allied Waste Industries, Inc., 2006 Incentive Stock Plan dated July 27, 2006.

10.2*	Amended and restated Allied Waste Industries, Inc., 2006 Incentive Stock Plan dated July 27, 2006.

10.3*	Form of Nonqualified Stock Option Agreement under the 2006 Incentive Stock Plan.

10.4*	Form of Restricted Stock Agreement under the 2006 Incentive Stock Plan.

10.5*	Form of Restricted Stock Units Agreement under the 2006 Incentive Stock Plan.

10.6*
Third amendment dated as of July 26, 2006, to the Credit Agreement dated as of July 21, 1999, as amended and restated as of March 21, 2005, among Allied Waste Industries, Inc., Allied Waste North America, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders and as collateral trustee for the Shared Collateral Secured Parties.

10.7*	Separation Agreement and Release between the Company and Steven M. Helm effective August 31, 2006.

10.8*	Executive Employment Agreement between the Company and John S. Quinn effective November 30, 2001.

31.1*	Section 302 Certification of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer.

31.2*	Section 302 Certification of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.