Form 10-K
period 2006-12-31
ALLIED WASTE INDUSTRIES INC
filed 2007-02-23
CIK 848865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from                      to
Commission File Number 1-14705
ALLIED WASTE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0228636
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

18500 North Allied Way
Phoenix, Arizona	85054
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (480) 627-2700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	New York Stock Exchange
Series D Senior Mandatory Convertible Preferred	New York Stock Exchange
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant was $4,175,169,586 as of June 30, 2006.
The number of shares of the registrant’s common stock, $.01 par value, outstanding at February 14, 2007 was 369,559,223.

Unless the context requires otherwise, reference in this Form 10-K to “Allied”, “we”, “us” and “our”, refer to Allied Waste Industries, Inc. and its consolidated subsidiaries.
PART I
Item 1. Business
Overview
We were incorporated in Delaware in 1989 and are the second largest non-hazardous solid waste management company in the United States. We reported revenues of approximately $6.0 billion and $5.7 billion for the years ended December 31, 2006 and 2005, respectively. The non-hazardous solid waste industry in the United States generates approximately $47 billion of annual revenue from publicly-traded companies, municipalities and privately-held companies. Publicly-traded companies generate approximately 60% of the revenues. Presently, the three largest publicly-traded companies in the waste management industry in the United States generate a substantial majority of the public company revenues.
We provide collection, transfer, recycling and disposal services for residential, commercial and industrial customers. We serve our customers through a network of 304 collection companies, 161 transfer stations, 168 active landfills and 57 recycling facilities in 128 major markets within 37 states and Puerto Rico. We operate as a vertically integrated company, which entails picking up waste from businesses and residences and disposing of that waste in our own landfills to the extent that it is economically beneficial (referred to as internalization). This allows us greater stability in and control over the waste flow into our landfills and, therefore, greater control over the cash flow stability in our business.
The waste collection and disposal business is to a great extent a local business, therefore, the characteristics and opportunities differ in each of our markets. By combining local operating management with national standards for best practices, we strive to standardize the common practices across the company, while maintaining the day-to-day operating decisions at the local level, which is closest to the customer. We implement this philosophy by organizing our operations into a corporate, region and district infrastructure. We believe this model allows us to maximize the growth and development opportunities in each of our markets and contributes to our ability to operate the business efficiently, while maintaining effective controls and standards over our operations and administrative matters, including financial reporting.
We believe the primary drivers of improving stakeholder value for our business are (1) increasing revenue and earnings through profitable growth; (2) improving returns on invested capital; and (3) maximizing free cash flow to repay debt. Our business strategy emphasizes these value drivers and our operating plan establishes strategic priorities for supporting programs aimed at customer service, revenue enhancement, cost control and productivity improvements, and the efficient deployment of capital. We provide a direct link between our business strategy, operating plan and value drivers through our hiring and training practices and our incentive compensation plans, which include targets for revenue growth, improved operating performance, improved capital efficiency and free cash flow generation.
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

Business Strategy
Our business strategy is aimed at increasing revenue and earnings through profitable growth, improving returns on invested capital, deploying capital to higher return businesses and maximizing free cash flow to repay debt. The components of our strategy include: (1) operating vertically integrated, non-hazardous solid waste service businesses; (2) implementing best practices throughout our organization; (3) managing our businesses locally with a strong operations focus on customer service; (4) maintaining or improving our market position through market rationalization; and (5) maintaining sufficient financial capacity and effective administrative systems and controls, and management and executive development programs to support on-going operations and future growth.
Vertical integration. Vertical integration is a key element of our business strategy. The fundamental objective of the vertical integration business model is to control the waste stream from the point of collection through disposal, thereby optimizing the economics of the waste cycle. As of December 31, 2006, approximately 72% of the waste that our collection companies pick up is disposed of at our landfills. Additionally, approximately half of the waste that is disposed of at our landfills comes from our collection companies. This means that on average, each day we open our landfills, we expect that almost half of the volume received will be delivered by our own vehicles.
Across the country we have built, through market-specific acquisitions, vertically integrated operations typically consisting of collection companies, transfer stations, recycling facilities and landfills. Within our markets, we seek to strengthen our competitive position and improve our financial returns by developing or possibly acquiring assets that provide or improve the infrastructure for a vertically integrated market, and increase the density of our collection routes and produce adequate returns. We also may divest of operations in markets in which over the long-term we cannot successfully generate adequate returns. We believe that we can realize competitive advantages by continuously implementing this strategy across existing and selected new markets in the United States.
Best practices. We continue to implement best practices across our dispersed operations with a long-term focus on permanently improving operating practices. We believe the investment we are making in implementing best practices in the areas of revenue enhancement, productivity improvement and operating cost reductions will provide benefits to the overall business through improved operating margins, increased cash flow and better returns on invested capital. Our programs are focused on improving sales productivity and pricing effectiveness, driver productivity through improved routing, maintenance efficiency through standardized operating practices, and reducing our procurement costs through more effective purchasing. In addition, we are focused on the safety and well-being of the people impacted by our organization and of the environment, along with controlling cost increases associated with safety and our health and welfare programs. This focus has resulted, for example, in significant improvements in our accident frequency rate over the last five years.
Our focus on best practices further includes initiatives to hire, train, reward and retain top performing employees at all levels of the organization. We have implemented talent management, succession planning, and incentive programs that increase retention, especially retention of key talented resources. We make investments in leadership training and development, as well as implement a systematic approach to compensation and benefits, in order to enable us to improve retention of the best people for our industry.
Focus on customer service excellence. Through hiring, developing and retaining talented employees, implementing best practices and investing in a quality asset base, we strive to achieve operational and customer service excellence. By thinking nationally and acting locally through a strong team of market oriented managers, we believe we are well-positioned to anticipate as well as respond to customer needs and changes in our markets, and to capitalize on growth opportunities.
Market growth and rationalization. We focus on achieving a sustainable rate of long-term profitable growth while efficiently operating our assets. We increase revenue by increasing the rates we charge for the services we provide. We also endeavor to increase collection and disposal volumes, but we may sacrifice volume growth to improve returns. We allocate capital to businesses, markets and development projects to maximize growth opportunities and to minimize significant risks. We develop previously non-permitted, non-contiguous landfill sites (greenfield landfill sites). We supplement this organic growth with acquisitions of operating assets, such as landfills and transfer stations, and tuck-in acquisitions of privately owned solid waste collection and disposal operations in existing markets. We continuously evaluate our existing operating assets to determine if we are economically optimizing our markets by making efficient use of capital deployed and to be deployed. To the extent certain operating assets are not generating acceptable returns, we examine opportunities to provide greater efficiencies through tuck-in acquisitions or ultimately determine to divest of such assets and reallocate resources to other markets. We also examine opportunities when government entities privatize the operation of all or part of their solid waste systems. In addition, we seek to maintain broad domestic geographic diversification in our operations through market development initiatives.
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
Our system of internal controls is implemented through clear policies and procedures and appropriate delegation of authority and segregation of responsibility. Our company policies establish a philosophy of conducting operations in a responsible and ethical manner, including the manner in which we handle operations that impact the surrounding environment. Our senior management is committed to establishing and fostering an environment of integrity and ethical conduct. Our comprehensive internal audit function assists management in the oversight and evaluation of the effectiveness of the system of internal controls. Our system of internal controls is reviewed, tested, modified and improved as changes occur in business conditions and our operations. In 2004, we implemented programs to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX 404). Our related report on internal controls over financial reporting for 2006 is included in Item 9A.
Operations
Our revenue mix (based on net revenues) for 2006 was approximately $4.2 billion collection, $0.4 billion transfer, $0.9 billion landfill, $0.2 billion recycling and $0.3 billion other. No one customer individually accounted for more than 1.4% of our consolidated revenue in any of the last three years.
Collection. Collection operations involve collecting and transporting non-hazardous waste from the point of generation to the site of disposal, which may be a transfer station or a landfill. Fees relating to collection services are based on collection frequency, type of equipment furnished (if any), special handling needs, the type and volume or weight of the waste collected, the distance traveled to the transfer station or disposal facility and the cost of disposal, as well as general competitive and prevailing local economic conditions. We have approximately 12,500 collection vehicles and perform the majority of vehicle maintenance at our own maintenance facilities. Depending on the customer being served, we generally provide solid waste collection under the following four service lines:
•	Commercial. We provide containerized non-hazardous solid waste disposal services to a wide variety of commercial and industrial customers. Commercial revenue represents approximately 35% of our collection revenue. We provide customers with containers that are designed to be lifted mechanically and emptied into a collection vehicle’s compaction hopper. Our commercial containers generally range in size from one to eight cubic yards. Commercial contract terms generally are for multiple years and commonly have renewal options.

•	Residential. We perform residential collection services under individual monthly subscriptions directly to households or under exclusive contracts with municipal governments that allow us to service all or a portion of the homes in the municipalities at established rates. Residential revenue represents approximately 28% of our collection revenue, approximately 40% of which is subscription revenue and approximately 60% of which is municipal revenue. Municipal contracts generally are for multiple years and commonly have renewal options. We seek to obtain municipal contracts that enhance the efficiency and profitability of our operations as a result of the density of collection customers within a given area. Prior to the end of the term of most municipal contracts, we will attempt to renegotiate the contract, and if unable to do so, will generally re-bid the contract on a sealed bid basis. We also make residential collection service arrangements directly with households. We seek to enter into residential service arrangements where the route density is high, thereby creating additional economic benefit. Residential collection fees are either paid by the municipalities out of tax revenues or service charges, or are paid directly by the residents who receive the service. We generally provide small containers to our customers that are lifted either mechanically or manually and emptied into the collection vehicle. The collection vehicle collects the waste from many customers before traveling to a transfer station or landfill for disposal.

•	Roll-off. We provide roll-off collection services to a wide variety of commercial and industrial customers as well as residential customers. Roll-off revenue represents approximately 32% of our collection revenue. We provide customers with containers that are designed to be lifted mechanically and loaded onto the collection vehicle. Our roll-off containers generally range in size from 20 to 40 cubic yards. The collection vehicle returns to the transfer station or landfill after collecting the container from each customer. Contracts for roll-off containers may provide for temporary (such as the removal of waste from a construction site) or ongoing services.

•	Recycling. Recycling collection services include curbside collection of recyclable materials for residential customers and commercial and industrial collection of recyclable materials. Recycling collection revenue represents approximately 5% of our total collection revenue. We generally charge recycling fees based on the service sought by the customer. The customer pays for the cost of removing, sorting and transferring recyclable materials downstream in the recycling process. The collection vehicle collects the waste from many customers before traveling to a materials recovery facility to deliver the recyclables.
Transfer stations. A transfer station is a facility where solid waste collected by third-party and company-owned vehicles is consolidated and then transferred to and compacted in large, specially constructed trailers or containers for transportation to disposal facilities via road or rail. This consolidation reduces costs by increasing the density of the waste being transported over long distances through compaction and by improving utilization of collection personnel and equipment. We generally base fees upon such factors as the type and volume or weight of the waste transferred, the transport distance to the disposal facility, the cost of disposal and general competitive and economic conditions. We believe that as increased regulations and public pressure restrict the development of landfills in urban and suburban areas, transfer stations will continue to be used as an efficient means to transport waste over longer distances to available landfills.
Landfills. Non-hazardous solid waste landfills are the primary method of disposal of solid waste in the United States. Currently, a landfill must be designed, permitted, operated and closed in compliance with comprehensive federal, state and local regulations, most of which are promulgated under Subtitle D of the Resource Conservation and Recovery Act of 1976, as amended. Operating procedures include excavation of earth, spreading and compacting of waste, and covering of waste with earth or other inert material. Disposal fees and the cost of transferring solid waste to the disposal facility place an economic restriction on the geographic scope of landfill operations in a particular market. Access to a disposal facility, such as a landfill, is necessary for all solid waste management companies. While access to disposal facilities owned or operated by unaffiliated parties can generally be obtained, we prefer, in keeping with our business strategy, to own or operate our own disposal facilities. This strategy ensures access and allows us to internalize disposal fees. Approximately half of our landfill volumes are delivered by our collection vehicles. Additionally, a significant portion of our landfill volume is under multi-year contracts with third-party collection companies and municipalities. This adds to the stability of our business.
We have a network of 168 owned or operated active landfills with operating lives ranging from 1 to over 150 years. Based on available capacity using annual volumes, the average life of our landfills approximates 50 years. In addition, we have closure and post-closure liabilities associated with our 112 closed landfills.
Recycling – commodity. We receive mixed waste materials at a materials recovery facility, which is often integrated into, or contiguous to, a transfer station or collection operation. At the facility, we sort, separate, accumulate, bind or place in a container ready for transport materials such as paper, cardboard, plastic, aluminum and other metals. We also engage in organic materials recycling and/or disposal. Cardboard and various grades of paper represented approximately 76% of our processed recyclable product volume in 2006. Purchasers of the recyclables generally pay for the sorted materials based on fluctuating spot-market prices. We seek to mitigate exposure to fluctuating commodity prices by entering into contractual agreements that set a minimum sales price on the recyclables and when possible, passing through profit or loss from the sale of recyclables to customers.
Organization, Sales and Marketing
The waste collection and disposal business is to a great extent a local business and, therefore, the characteristics and opportunities differ in each of our markets. By combining local operating management with national standards for best practices, we strive to standardize the common practices across the company, while maintaining the day-to-day operating decisions at the local level, which is closest to the customer. We implement this philosophy by organizing our operations into a corporate, region and district infrastructure. We believe this model allows us to maximize the growth and development opportunities in each of our markets and contributes to our ability to operate the business efficiently, while maintaining effective controls and standards over our operations and administrative matters, including financial reporting.
We modified our field organizational structure by reducing our regions to five from nine during the fourth quarter of 2005, with some refinements made in the first half of 2006. Our five geographic regions are: Midwestern, Northeastern, Southeastern, Southwestern and Western. (See Note 16 to our consolidated financial statements included under Item 8 of this Form 10-K for a summary of revenues, profitability and total assets of our five geographic regional operating segments.) The geographic regions are further divided into several operating districts and each district contains a group of specific business units with individual site operations led by general managers.
Corporate management defines long-term business plans, outlines business and financial goals, establishes policies and procedures, promotes uniform standards of execution and customer service, and determines performance expectations and measures and monitors performance against goals and standards. Corporate management also oversees all compliance matters companywide. Regional management develops and implements tactical plans and monitors compliance with policies and procedures to achieve the business goals and objectives. District management is responsible for market planning and development, oversight and coordination of the local markets, as well as building and maintaining vital community relationships. Business unit management is responsible for sales growth, customer service, operational and local market execution in accordance with business plans and in compliance with policies and procedures.
The regions are responsible for, among other things, implementation of and compliance with corporate-wide policies and initiatives, business unit reviews and analyses, personnel development and training and providing functional expertise. All regional managers and most district managers have responsibility for all phases of the vertical integration model including collection, transfer, recycling and disposal. The regional staff consists primarily of a vice president, controller, operations manager, finance manager, sales manager, engineer, safety manager, human resource manager, materials marketing manager, landfill maintenance manager, route auditor and accounting and information systems support staff. Regional office facilities typically also include the local district offices in order to reduce overhead costs and to promote a close working relationship among the regional management, district and business unit personnel. Each region has 7 to 8 districts under its management. Each of our regions, and substantially all of our districts provide collection, transfer, recycling and disposal services, which facilitate efficient and cost-effective waste handling and allow the regions and districts to maximize the efficiencies from their vertically integrated structure.
Districts consist of a group of specific business units ranging in size from approximately $65 million to $370 million in revenue. The districts are responsible for optimizing the use of company assets, pricing and market guidance, developing market plans, sales growth and state government affairs. A district’s management consists primarily of a district manager, environmental manager, district controller, sales manager and assistant controller.
A business unit consists of individual site operations, known as divisions, usually operating as a vertically integrated operation within a common marketplace. A division is generally comprised of a single operating unit, such as a collection facility, transfer station or landfill. The business units are responsible for the execution of their business plans, coordinating with other divisions within the particular market, developing and maintaining customer relationships, landfill site construction, employee safety and training and local government affairs. Business unit management usually consists primarily of a general manager, controller, and operations, sales and maintenance managers.
In addition to competitive base salaries, we compensate regional, district and local management through cash and stock incentive plans. Compensation pursuant to the cash and stock incentive plans is largely contingent upon meeting or exceeding a combination of key financial goals that tie directly to responsibilities under the individual manager’s control as well as to the overall achievement of the company’s financial goals.
Sales and Customer Service
We strive to provide the highest level of service to our customer base. Our policy is to periodically visit each commercial account to ensure customer satisfaction and to verify that we are providing the appropriate level of service. In addition to visiting existing customers, each salesperson develops a base of prospective customers within each market.
We also have municipal marketing representatives in most service areas who are responsible for working with each municipality or community to which we provide residential service to ensure customer satisfaction. Additionally, the municipal representatives organize and drive the effort to obtain new or renew municipal contracts in their service areas.
Employees
At December 31, 2006, we employed approximately 24,200 employees of whom approximately 23,700 were full-time employees. Of the full-time employees, approximately 3,400 were employed in clerical, administrative and sales positions; approximately 2,500 were employed in management; and the remaining were employed in collection, disposal, transfer station and other operations. Approximately 29% of our employees are currently covered by collective bargaining agreements. From time to time, our operating locations may experience union organizing efforts. We have not historically experienced any significant work stoppages. We currently have no disputes or bargaining circumstances that could cause significant disruptions in our business.
Competition
The non-hazardous waste collection and disposal industry is highly competitive. In addition to small local companies, we compete with large companies and self-operated municipalities which may have greater financial and operational flexibility. We compete on the basis of the overall value and price and the quality of our services. We also compete with the use of alternatives to landfill disposal because of certain state requirements to reduce landfill disposal. The non-hazardous waste collection and disposal industry is led by three large national waste management companies: Allied, Waste Management, Inc. and Republic Services, Inc. It also includes numerous regional and local companies. Many counties and municipalities that operate their own waste collection and disposal facilities may benefit from tax-exempt financing and may control the disposal of waste collected within their jurisdictions.
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
The Federal Water Pollution Control Act of 1972, as amended (the Clean Water Act). This act regulates the discharge of pollutants into streams and other waters of the United States (as defined in the Clean Water Act) from a variety of sources, including solid waste disposal sites. If runoff from our landfills or transfer stations may be discharged into surface waters, the Clean Water Act requires us to apply for and obtain discharge permits, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges. The EPA has expanded the permit program to include storm water discharges from landfills that receive, or in the past received, industrial waste. In addition, if development may alter or affect “wetlands”, we may have to obtain a permit and undertake certain mitigation measures before development may begin. This requirement is likely to affect the construction or expansion of many solid waste disposal sites, including some we own or are developing.

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
The Clean Air Act of 1970, as amended (the Clean Air Act). The Clean Air Act provides for increased federal, state and local regulation of the emission of air pollutants. The EPA has applied the Clean Air Act to landfills. In March 1996, the EPA adopted New Source Performance Standard and Emission Guidelines (the Emission Guidelines) for solid waste landfills. These regulations impose limits on air emissions from solid waste landfills. The Emission Guidelines impose two sets of emissions standards, one of which is applicable to all solid waste landfills for which construction, reconstruction or modification was commenced before May 30, 1991. The other applies to all solid waste landfills for which construction, reconstruction or modification was commenced on or after May 30, 1991. The Emission Guidelines are being implemented by the states after the EPA approves the individual state’s program. These guidelines, combined with the new permitting programs established under the Clean Air Act, subject solid waste landfills to significant permitting requirements and, in some instances, require installation of gas recovery systems to reduce emissions to allowable limits. The EPA also regulates the emission of hazardous air pollutants from solid waste landfills, and has promulgated regulations that require measures to monitor and reduce such emissions.
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
We have implemented and will continue to implement operational practices and environmental and other safeguards that seek to comply with these governmental requirements.
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
We are required to provide approximately $2.8 billion of financial assurances to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations and collection contracts and financial guarantee bonds for self-insurance. We satisfy the financial assurance requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. We expect no material increase in total financial assurance requirements although the mix of financial assurance instruments may change.
Corporate Governance
Our corporate governance program reflects our commitment to integrity and high ethical standards in conducting our business. We are committed to rigorously and diligently exercising our oversight responsibilities throughout the company and managing our affairs consistent with the highest principles of business ethics and the corporate governance requirements of federal law, the SEC and the New York Stock Exchange.
The current Board of Directors’ committee Charters, Corporate Governance Guidelines, Code of Business Conduct and Ethics (for all employees, officers and Board members) and Code of Ethics for Executive and Senior Financial Officers are available in print free of charge to any investor who requests them by writing to: Allied Waste Industries, Inc., Attention: Investor Relations, 18500 North Allied Way, Phoenix, Arizona 85054. This information is also available on our website at www.alliedwaste.com.
Item 1A. Risk Factors
All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect the results of our operations or liquidity. Important factors that could cause actual results to differ materially from our expectations are discussed below. You should carefully consider these factors before investing in our securities. These risks and uncertainties include, without limitation:
We compete with large companies and municipalities that may have greater financial and operational resources, flexibility to reduce prices and other competitive advantages that could make it difficult for us to compete effectively.
We principally compete with large national waste management companies, such as Waste Management, Inc. and Republic Services, Inc., municipalities and numerous regional and local companies for collection accounts. We compete primarily on the basis of price and the quality of services. Some of the national waste management companies and municipalities may have greater financial and operational resources than us, which may allow them to reduce prices in order to expand sales volume or win competitive bids. Many counties and municipalities that operate their own waste collection and disposal facilities may have the benefits of tax revenues, tax-exempt financing and the ability to control the disposal of waste collected within their jurisdictions, which also would give them a competitive advantage. As a result of these factors, we may have difficulty competing effectively from time to time or in certain markets.
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
A weak economy generally results in decreases in the volumes of waste generated. In the past, weakness in the U.S. economy has had a negative effect on our operating results, including decreases in revenues and operating cash flows. Additionally, in an economic slowdown, we may experience the negative effects of increased competitive pricing pressure and customer turnover. There can be no assurance that worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results or liquidity. Additionally, there can be no assurance that an improvement in economic conditions will result in an immediate, if at all positive improvement in our operating results or liquidity.
Our goodwill may become impaired, which could result in a material non-cash charge to our results of operations.
We have a substantial amount of goodwill resulting from our acquisitions, including Browning-Ferris Industries, Inc. (BFI) and Laidlaw. At least annually, or when we divest a business, as defined by generally accepted accounting principles in the United States (GAAP), we evaluate this goodwill for impairment based on the fair value of each reporting unit. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company. These changes could result in an impairment that could require a material non-cash charge to our results of operations.
We currently have matters pending with the Internal Revenue Service (IRS), which could result in large cash expenditures and could have a material adverse effect on our operating results, liquidity and financial condition.
Current examinations include federal income tax audits for calendar years 1998 through 2003. A federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999 is completed except for one matter. If the outstanding matter is decided against us, we estimate it could have a potential total cash impact of approximately $280 million for federal and state taxes, of which approximately $33 million has been paid, plus accrued interest through December 31, 2006 of approximately $131 million ($79 million net of tax benefit).
Also, if an outstanding matter from 2002, relating to an exchange of partnership interests, is decided against us, we estimate it could have a potential total cash tax impact of approximately $160 million for federal and state taxes plus accrued interest through December 31, 2006 of approximately $31 million ($19 million, net of tax benefit). In addition, for both matters, the IRS may successfully impose a penalty of up to 40% of the additional income tax due.
The potential tax and interest (but not penalties or penalty-related interest) impact of the above matters has been fully reserved on our consolidated balance sheet. With regard to tax and accrued interest through December 31, 2006, a disallowance would not materially affect our consolidated results of operations; however, a deficiency payment would adversely impact our cash flow in the period the payment was made. The accrual of additional interest charges through the time these matters are resolved will affect our consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.
For additional information on these matters, see Note 13, Income Taxes, to our consolidated financial statements in Item 8 of this Form 10-K. Other matters may also arise in the course of tax audits that could adversely affect our financial condition, results of operations and cash flows.

Increases in the cost of fuel or oil for any extended period of time will increase our operating expenses.
Our operations are dependent on fuel to run our collection and transfer trucks and equipment used in our landfill operations. We buy fuel in the open market and the price is unpredictable and can fluctuate significantly based on political and economic factors. For example, our fuel costs were $298.4 million in 2006 compared to $241.7 million in 2005. This increase primarily reflects an increase in the price of fuel.
In addition, regulations affecting the type of fuel our trucks use are changing in 2007 and could materially increase the cost and consumption of our fuel. Our operations also require certain petroleum-based products (such as liners at our landfills) whose costs may vary with the price of oil. An increase in the price of oil could increase the cost of those products, which would increase our operating and capital costs.
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
As of December 31, 2006, 29% of our workforce was represented by various local labor unions. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations and an increase in our operating costs, which could have a material adverse effect on our results of operations and cash flows. In addition, if a greater percentage of our work force becomes unionized, our business and financial results could be materially adversely affected due to the potential for increased operating expenses resulting in lower net income.
We may not realize all of the expected benefits from our significant investment in the development and implementation of our best practices program.
We have invested in the identification, development and implementation of a best practices program intended to improve productivity, enhance the quality of our revenue collections and reduce costs. We cannot guarantee that all expected improvements will materialize or have a positive effect on operating results. For example, we have undertaken various procurement-related initiatives which we expect will ultimately save us $100 million in annual operating and capital costs. We may not be able to achieve this level of savings. If we are unable to control these and other costs, we may not be able to improve or maintain operating margins.

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
We may not realize all of the expected benefits from our business development plan.
There can be no assurance that we will achieve increases in sales as a result of our business development plan. For example, it is our intention to increase our sales in part through growth in national accounts; however, such growth may not materialize. Even if we are successful in increasing national account revenue, this may negatively impact our consolidated operating margin percentage, since national accounts may have a lower operating margin than other customers.
We are committed to improving the returns on our invested capital. We may determine that certain development projects operations, landfills or markets are not expected to provide an adequate return. We may sell, abandon, or temporarily close these projects or operations which could result in lower earnings, or asset or goodwill impairments.
We are subject to costly environmental regulations that may affect our operating margins, restrict our operations and subject us to additional liability.
Our compliance with laws and regulations governing the use, treatment, storage, and disposal of solid and hazardous wastes and materials, air quality, water quality and the remediation of contamination associated with the release of hazardous substances is costly. Government laws and regulations often require us to enhance or replace our equipment and to modify landfill operations or initiate final closure of a landfill. There can be no assurance that we will be able to implement price increases sufficient to offset the cost of complying with these laws and regulations. In addition, environmental regulatory changes could accelerate or increase expenditures for closure and post-closure monitoring at solid waste facilities and obligate us to spend sums in addition to those presently accrued for such purposes.
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
In addition to the costs of complying with environmental regulations, we incur costs to defend against litigation brought by government agencies and private parties who may allege we are in violation of our permits and applicable environmental laws and regulations, or who assert claims alleging environmental damage, personal injury and/or property damage. As a result, we may be required to pay fines, implement corrective measures, or may have our permits and licenses modified or revoked. A significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine could have a material negative effect on our financial condition, results of operations and liquidity.

We may have potential environmental liabilities that are not covered by our insurance.
We may incur liabilities for the deterioration of the environment as a result of our operations. We maintain high deductibles for our environmental liability insurance coverage. If we were to incur substantial financial liability for environmental damage, our insurance coverage may be inadequate to cover such liability. This may have a negative effect on our liquidity and there could be a material adverse effect on our financial condition and results of operations.
Despite our efforts, we may incur additional hazardous substances liability in excess of amounts presently known and accrued.
We are a potentially responsible party at many sites under CERCLA, which provides for the remediation of contaminated facilities and imposes strict, joint and several liability, for the cost of remediation on current owners and operators of a facility at which there has been a release or a threatened release of a “hazardous substance”, on former site owners and operators at the time of disposal of the hazardous substance(s) and on persons who arrange for the disposal of such substances at the facility (i.e., generator of the waste and transporters who selected the disposal site). Hundreds of substances are defined as “hazardous” under CERCLA and their presence, even in minute amounts, can result in substantial liability. Notwithstanding our efforts to comply with applicable regulations and to avoid transporting and receiving hazardous substances, we may have additional liability under CERCLA or similar laws in excess of our current reserves because such substances may be present in waste collected by us or disposed of in our landfills, or in waste collected, transported or disposed of in the past by acquired companies. In addition, actual costs for these liabilities could be significantly greater than amounts presently accrued for these purposes.
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
Ongoing implementation of our vertical integration strategy will depend on our ability to maintain appropriate landfill capacity, collection operations and transfer stations. We cannot assure you that we will be able to replace such assets either timely or cost effectively or integrate acquisition candidates effectively or profitably. Further, we cannot assure you that we will be successful in expanding the permitted capacity of our current landfills once our landfill capacity is full. In such event, we may have to dispose of collected waste at landfills operated by our competitors or haul the waste long distances at a higher cost to another of our landfills, either of which could significantly increase our waste disposal expenses.
We may be unable to obtain required permits or to expand existing permitted capacity of our landfills, which could decrease our revenues and increase our costs.
There can be no assurance that we will successfully obtain the permits we require to operate our business because permits to operate non-hazardous solid waste landfills and to expand the permitted capacity of existing landfills have become more difficult and expensive to obtain. Permits often take years to obtain as a result of numerous hearings and compliance with zoning, environmental and other regulatory requirements. These permits are also often subject to resistance from citizen or other groups and other political pressures. Our failure to obtain the required permits to operate non-hazardous solid waste landfills could hinder our ability to implement our vertical integration strategy and have a material negative effect on our future results of operations as 14.1% of our third-party revenues in 2006 were generated from our landfills. Additionally, landfills typically operate at a higher margin than our other operations. We also could incur higher costs due to the fact that we would be required to dispose of our waste in landfills owned by other waste companies or municipalities.
The solid waste industry is a capital-intensive industry and the amount we spend on capital expenditures may increase, which could require us to issue additional equity or debt to fund our operations or impair our ability to grow our business.
Our ability to remain competitive, grow and expand operations largely depends on our cash flow from operations and access to capital. We spent $669.3 million on capital expenditures during 2006 and expect to spend approximately $700 million in 2007. In addition, we spent approximately $84.7 million on landfill capping, closure and post-closure and environmental remediation during 2006, with a similar amount expected in 2007. If we undertake more acquisitions or further expand our operations, the amount we expend on capital, capping, closure, post-closure and environmental remediation expenditures will increase. Our cash needs will also increase if the expenditures for closure and post-closure monitoring increase above our current estimates, which may occur due to changes in federal, state, or local government requirements. Increases in expenditures will result in lower levels of working capital or require us to finance working capital deficits. We may be required to obtain additional equity and/or debt financing for debt repayment obligations in order to fund our operations and/or to grow our business. These factors could substantially increase our operating costs and debt and therefore impair our ability to invest in property and equipment.
We currently expect to maintain our capital expenditure level at approximately $700 million per year for the next several years. If our capital efficiency programs are unable to offset the impact of inflation and business growth, it may be necessary to increase the amount we spend.
Conversely, beginning in 2007, federal regulations have tightened the emission standards on class A vehicles, which includes the collection vehicles we purchase. As a result, we could experience a reduction in operating efficiency. This could cause an increase in vehicle operating costs. Also, we may reduce the number of vehicles we purchase until manufacturers adapt to the new standards to increase efficiency.
Our leverage may make it difficult for us to service our debt and operate our business.
We have had and will continue to have a substantial amount of outstanding indebtedness with significant debt service requirements. At December 31, 2006, our consolidated debt was approximately $6.9 billion and our debt to total capitalization ratio was 65.8%.
The degree to which we are leveraged could have negative consequences to our business. For example, it could:
•	make it more difficult for us to service our debt obligations;

•	limit cash flow available for working capital, capital expenditures to fund organic growth or for other general corporate purposes because a substantial portion of our cash flow from operations must be dedicated to servicing debt;

•	increase our vulnerability to economic downturns;

•	increase our vulnerability to interest rate increases to the extent any of our variable rate debt is not hedged which could result in higher interest expense;

•	place us at a competitive disadvantage compared to our competitors that have less debt in relation to cash flow;

•	limit our flexibility in planning for or reacting to changes in our business and our industry;

•	limit, among other things, our ability to borrow additional funds or obtain other financing capacity in the future for working capital, capital expenditures or acquisitions; and

•	subject us to a greater risk of noncompliance with financial and other restrictive covenants in our indebtedness. The failure to comply with these covenants could result in an event of default, which if not cured or waived, could have a material adverse effect on us.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. As of December 31, 2006, our debt agreements permitted us to incur substantial additional indebtedness under various financial ratio tests. At December 31, 2006, we had no borrowings outstanding under our $1.575 billion Revolving Credit Facility (2005 Revolver) and $398.7 million in letters of credit drawn on the 2005 Revolver that support our financial assurance obligations, leaving $1.176 billion of availability. To the extent we incur additional debt, the leverage risks described above would increase.
We may not generate a sufficient amount of cash to service our indebtedness and alternatives to service our indebtedness may not be effective.
Our ability to make payments on our indebtedness will depend on our ability to generate cash flow from operations, which is subject to general economic, financial, competitive, legislative, regulatory and other factors, which may be beyond our control. We cannot assure you that our business will generate enough cash flow from operations to service our indebtedness. If we do not have enough cash to service our debt, meet other obligations and fund other liquidity needs, we may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of our existing debt or seeking additional equity capital. We cannot assure you that any of these alternatives will be effective, including that any refinancings or restructurings would be available on commercially reasonable terms or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting these alternatives.
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
Our senior credit facility, our indentures and certain of the agreements governing our other indebtedness contain covenants that may limit our ability to operate our business or invest in other businesses. Our agreements also include covenants that restrict our ability to make distributions or other payments to our investors and creditors unless we satisfy certain financial tests, financial ratios or other criteria. Although none of our debt instruments contain net worth covenants, our senior credit facility, for example, requires us to maintain certain Debt/EBITDA and EBITDA/Interest ratios as described in Note 4 to our consolidated financial statements. In some cases, our subsidiaries are subject to similar restrictions, which may restrict their ability to make distributions to us. Our senior credit facility, our indentures and other debt agreements also contain affirmative and negative covenants that, among other items, limit our ability to incur additional indebtedness, make acquisitions and capital expenditures, sell assets, create liens or other encumbrances, and merge or consolidate. All of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise.
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
Our debt instruments contain no ratings-related covenants. However, while downgrades of our bond ratings may not have an immediate impact on the cost of debt or our liquidity, they may impact the cost of debt and liquidity over the near to medium term. If the rating agencies downgrade our debt, this may increase the interest rate we must pay if we issue new debt, and it may even make it prohibitively expensive for us to issue new debt. If our debt ratings are downgraded, future access to financial assurance markets at a reasonable cost, or at all, also may be adversely impacted.
Changes in interest rates may negatively affect our results of operations.
At December 31, 2006, approximately 80% of our debt was fixed and 20% was floating. At this level of floating rate debt, if interest rates increased by 100 basis points, annualized interest expense would increase by approximately $14.2 million ($8.5 million after tax). Therefore, any increase in interest rates could significantly increase our interest expense and may have a material adverse effect on our financial condition, results of operations and cash flows.
If we are unable to obtain necessary financial assurances, it could negatively impact our liquidity and capital resources.
We are required to provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations and collection contracts. In addition, we are required to provide financial assurance for our self-insurance program. We satisfy the financial assurances requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. As of December 31, 2006, we have total financial assurance requirements of approximately $2.8 billion. Should we experience rating agency downgrades, the mix of financial assurance instruments we can obtain may change and we may be required to obtain additional letters of credit. In the event we are unable to obtain sufficient performance bonds, letters of credit, insurance policies or trust deposits at reasonable costs, or at all, we would need to rely on other forms of financial assurance that may be more expensive to obtain. This could negatively impact our liquidity and capital resources.
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

The possibility of disposal site developments, expansion projects or pending acquisitions not being completed or certain other events could result in a material charge against our earnings.
In accordance with GAAP, we capitalize certain expenditures relating to disposal site development, expansion projects, acquisitions, software development and other projects. If a facility or operation is permanently shut down or determined to be impaired, a pending acquisition is not completed, a development or expansion project is not completed or is determined to be impaired, we will charge against earnings any unamortized capitalized expenditures relating to such facility, acquisition or project that we are unable to recover through sale or otherwise.
In future periods, we may be required to incur charges against earnings in accordance with this policy, or due to other events that cause impairments. Depending on the magnitude, any such charges could have a material adverse effect on our financial condition and results of operations.
We are required to make accounting and tax-related estimates and judgments in the ordinary course of business.
The accounting and tax-related estimates and judgments we must make in the ordinary course of business affect the reported amounts of our assets and liabilities at the date of the financial statements and the reported amounts of our operating results during the periods presented as described under “Critical Accounting Judgments and Estimates” in Item 7 in this Form 10-K. Additionally, we are required to interpret the rules and tax law in existence as of the date of the financial statements when the rules are not specific to a particular event or transaction. If the underlying estimates or judgments are ultimately proved to be incorrect, or if auditors or regulators subsequently interpret our application of the rules differently, subsequent corrections could have a material adverse effect on our financial condition and results of operations for the current or prior periods.
The introduction of new accounting rules, laws or regulations could adversely impact our results of operations.
Complying with new accounting rules, laws or regulations could adversely affect our balance sheet, results of operations or funding requirements, or cause unanticipated fluctuations in our results of operations in future periods. For example, the adoption and application of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), beginning in 2007 may the increase volatility of our income tax expense in future years.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our principal executive offices are located at 18500 North Allied Way, Phoenix, Arizona 85054 where we currently lease approximately 145,000 square feet of office space. We also currently maintain regional administrative offices in all of our regions.
Our principal property and equipment consists of land, buildings, vehicles and equipment, substantially all of which are encumbered by liens in favor of our primary lenders. We own or lease real property in the states in which we are conducting operations. At December 31, 2006, we owned or operated 304 collection companies, 161 transfer stations, 168 active solid waste landfills and 57 recycling facilities within 37 states and Puerto Rico. Our active landfills are located in our five regions as follows: 52 are in the Midwestern, 26 are in the Northeastern, 26 are in the Southeastern, 43 are in the Southwestern and 21 are in the Western. In aggregate, our active solid waste landfills total approximately 81,315 acres, including approximately 27,935 permitted acres. We believe that our property and equipment are adequate for our current needs.

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
Securities —
A consolidated amended class action complaint was filed against us and five of our current and former officers on March 31, 2005 in the U.S. District Court for the District of Arizona, consolidating three lawsuits previously filed on August 9, 2004, August 27, 2004 and September 30, 2004. The amended complaint asserted claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaint alleged that from February 10, 2004 to September 13, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated results for fiscal year 2004. The lawsuit sought an unspecified amount of damages. We filed a motion to dismiss the complaint on May 2, 2005. On December 15, 2005, the U.S. District Court for the District of Arizona granted our motion and dismissed the lawsuit with prejudice. Plaintiffs have appealed the dismissal to the 9th Circuit Court of Appeals. On October 6, 2006 the plaintiffs filed their opening appellate brief. The company and four individual defendants filed their brief in opposition on December 15, 2006, and the plaintiffs filed their reply brief on January 24, 2007. We do not believe the outcome of this matter will have a material adverse effect on our consolidated liquidity, financial position or results of operations.
Landfill permitting —
In September 1999, neighboring parties and the county drainage district filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from an unrelated dispute years ago related to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 2.4 million tons at December 31, 2006. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a judgment issued by a Texas state trial court in the civil lawsuit effectively revoked the expansion permit that was granted by the TCEQ in 2001, which would require us to operate the landfill according to a prior permit granted in 1988. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.

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
Environmental —
We have been notified that we are considered a potentially responsible party at a number of sites under CERCLA or other environmental laws. In all cases, such alleged responsibility is due to the actions of companies prior to the time we acquired them. We continually review our status with respect to each site, taking into account the alleged connection to the site and the extent of the contribution to the volume of waste at the site, the available evidence connecting the entity to that site and the number and financial soundness of other potentially responsible parties at the site. The ultimate amounts for environmental liabilities at sites where we may be a potentially responsible party cannot be determined and estimates of such liabilities made by us require assumptions about future events subject to a number of uncertainties, including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessments to date, the recorded liabilities are periodically evaluated as additional information becomes available to ascertain that the accrued liabilities are adequate. We have determined that the recorded liability for environmental matters as of December 31, 2006 of approximately $217.3 million represents the most probable outcome of these contingent matters. We do not expect that adjustments to estimates, which may be reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. For more information about our potential environmental liabilities see Note 7 to our consolidated financial statements in Item 8 of this Form 10-K.
On March 14, 2006, our wholly-owned subsidiary, BFI Waste Systems of Mississippi, LLC, received a Notice of Violation from the Environmental Protection Agency (the “EPA”) alleging that it was in violation of certain Clean Air Act provisions governing federal Emissions Guidelines for Municipal Solid Waste Landfills, New Source Performance Standards for Municipal Solid Waste Landfills, and the facility Operating Permit at its Little Dixie Landfill. The majority of these alleged violations involve the failure to file reports or permit applications, including but not limited to design capacity reports, NMOC emission rate reports and collection and control system design plans, with the EPA in a timely manner. If we are found to be in violation of such regulations we may be subject to remedial action under EPA regulations, including monetary sanctions of up to $32,500 per day. By letter dated January 17, 2007, the EPA notified the company that they had referred the matter to the U.S. Department of Justice for purposes of bringing an enforcement action and invited the company to engage in settlement negotiations.
On June 27, 2006, our wholly-owned subsidiary, American Disposal Services of West Virginia, Inc., received a proposed Settlement Agreement and Consent Order from the West Virginia Department of Environmental Protection seeking to assess a civil penalty of $150,000 and to require the facility to perform a Supplemental Environmental Project (SEP) with a value of not less than $100,000 to resolve several alleged environmental violations under the West Virginia Solid Waste Management Act that occurred over the past three years at its Short Creek Landfill in Ohio County, West Virginia. In a Settlement Agreement and Consent Order effective September 12, 2006, our subsidiary agreed to pay a civil penalty of $150,000 and to perform a SEP with a value of not less than $100,000.

Tax —
We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2003. Two significant matters relating to these audits are discussed below.
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
In April 2005, the Appeals Office of the IRS upheld the disallowance of the capital loss deduction. As a result, in late April 2005 we paid a deficiency to the IRS of $23 million for BFI tax years prior to the acquisition. In July 2005, we filed a suit for refund in the United States Court of Federal Claims. In December 2005, the government filed a counterclaim for assessed interest of $12.8 million and an assessed penalty of $5.4 million. The IRS has agreed to suspend the collection of the assessed interest and penalty until a decision is rendered on our suit for refund.
Based on the complexity of the case, we estimate it will likely take a number of years to fully try the case and obtain a decision. Furthermore, depending on the circumstances at that time, the losing party may appeal the decision to the United States Court of Appeals for the Federal Circuit. A settlement, however, could occur at any time during the litigation process.
The remaining tax years affected by the capital loss issue are currently being audited or reviewed by the IRS. A decision by the Court of Federal Claims in the pending suit for refund, or by the Federal Circuit if the case is appealed, should resolve the issue in these years as well. If we were to win the case, the initial payments would be refunded to us. If we were to lose the case, the deficiency associated with the remaining tax years would be due. If we were to settle the case, the settlement would likely cover all affected tax years and any resulting deficiency would become due in the ordinary course of the audits.
On July 12, 2006, the Federal Circuit reversed a decision by the Court of Federal Claims favorable to the taxpayer in Coltec v. United States, 454 F.3d 1340 (Fed. Cir. 2006), in a case involving a similar transaction. We are not a party to this proceeding. The Federal Circuit nonetheless affirmed the taxpayer’s position regarding the technical interpretation of the relevant tax code provisions.
Although we continue to believe that our suit for refund in the Court of Federal Claims is factually distinguishable from Coltec, the legal bases upon which the decision was reached by the Federal Circuit may impact our litigation.
If the capital loss deduction is fully disallowed, we estimate it could have a potential federal and state cash tax impact (excluding penalties) of approximately $280 million, of which approximately $33 million has been paid, plus accrued interest through December 31, 2006 of approximately $131 million ($79 million net of tax benefit). Additionally, the IRS could ultimately impose penalties and interest on those penalties for any amount up to approximately $130 million, after tax.

In April 2002, we exchanged minority partnership interests in four waste to energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly-owned subsidiaries. The IRS is contending that the exchange was a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $160 million plus accrued interest through December 31, 2006 of approximately $31 million ($19 million, net of tax benefit). Also, the IRS could propose a penalty of up to 40% of the additional income tax due. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.
The potential tax and interest (but not penalties or penalty-related interest) impact of the above matters has been fully reserved on our consolidated balance sheet. With regard to tax and accrued interest through December 31, 2006, a disallowance would not materially affect our consolidated results of operations; however, a deficiency payment would adversely impact our cash flow in the period the payment was made. The accrual of additional interest charges through the time these matters are resolved will affect our consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2006.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock, $0.01 par value, is traded on the New York Stock Exchange under the symbol “AW”. The high and low closing sales prices per share for the periods indicated were as follows:

	High	Low
Year Ended December 31, 2006:
First Quarter	$12.24	$8.53
Second Quarter	14.26	10.66
Third Quarter	11.27	9.78
Fourth Quarter	13.50	11.19

Year Ended December 31, 2005:
First Quarter	$9.09	$6.95
Second Quarter	8.24	6.98
Third Quarter	9.16	7.80
Fourth Quarter	9.21	7.80
On February 14, 2007, the closing sales price of our common stock was $12.78. The number of holders of record of our common stock at February 14, 2007, was approximately 887.
Dividend Policy
We have not paid dividends on our common stock and are currently prohibited by the terms of our loan agreements from paying any dividends except as required to the Series C and Series D mandatory convertible preferred stockholders. All of the Series C senior mandatory convertible preferred stock was converted into our common stock in April 2006. For a more detailed discussion on these loan agreements, see Note 4 to our consolidated financial statements.

Purchases of Equity Securities by Our Company and Affiliates
Not applicable.
Recent Sales of Unregistered Securities
Not applicable.
Performance Graph
The following performance graph compares the performance of our common stock to the Standard and Poor’s 500 Stock Index and to the Dow Jones Waste and Disposal Index. The graph covers the period from December 31, 2001 to December 31, 2006. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2001, and that all dividends were reinvested.

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2001	2002	2003	2004	2005	2006
Allied Waste
Industries, Inc.	$14.06	$10.00	$13.88	$9.28	$8.74	$12.29
Index	100.00	71.12	98.72	66.00	62.16	87.41

Standard and Poor’s 500 Stock Index	$1,148.04	$879.82	$1,111.92	$1,211.92	$1,248.29	$1,418.30
Index	100.00	76.64	96.85	105.56	108.73	123.54

Dow Jones Waste & Disposal Services Index	$79.23	$62.19	$82.56	$84.03	$87.46	$105.64
Index	100.00	78.49	104.20	106.06	110.39	133.33
Item 6. Selected Financial Data
The selected financial data presented below as of December 31, 2006, 2005, 2004 and 2003 and for each of the years in the four year period ended December 31, 2006 has been derived from our historical consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm. The selected financial data presented below for the year ended December 31, 2002 has been derived from our unaudited historical consolidated financial statements. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes included elsewhere in this Form 10-K. (Amounts are in millions, except per share amounts and percentages.)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data(1):
Revenues	$6,028.8	$5,734.8	$5,514.0	$5,386.3	$5,311.3
Cost of operations	3,874.3	3,745.7	3,514.6	3,325.5	3,159.6
Selling, general and administrative expenses	595.3	519.2	553.7	480.1	462.7
Depreciation and amortization	569.3	554.4	559.3	546.0	478.5
Loss from divestiture and asset impairments(2)	22.5	—	—	—	(9.3)

Operating income	967.4	915.5	886.4	1,034.7	1,219.8
Interest expense and other(3)	567.9	588.0	758.9	832.9	854.0

Income before income taxes	399.5	327.5	127.5	201.8	365.8
Income tax expense	238.5	133.9	72.2	88.7	165.6
Minority interest	0.1	(0.2)	(2.7)	1.9	1.9

Income from continuing operations	$160.9	$193.8	$58.0	$111.2	$198.3

Basic EPS:
Continuing operations(4)	$0.33	$0.43	$0.12	$(2.36)	$0.63

Weighted average common shares	356.7	326.9	315.0	203.8	190.2

Diluted EPS:
Continuing operations(4)	$0.33	$0.43	$0.11	$(2.36)	$0.62

Weighted average common and common equivalent shares	359.3	330.1	319.7	203.8	193.5

Pro forma amounts, assuming a change in accounting principle is applied retroactively (5):
Income from continuing operations					$186.3
Basic income per share					0.57
Diluted income per share					0.56

Statement of Cash Flows Data(1):
Cash flows from operating activities	$921.6	$712.6	$650.0	$783.9	$976.6
Cash flows used for investing activities (including asset purchases and sales, and capital expenditures)	(608.8)	(683.0)	(537.9)	(248.4)	(519.5)
Cash flows used for financing activities (including debt repayments)	(274.8)	(45.5)	(489.2)	(285.7)	(487.5)
Cash provided by discontinued operations	—	4.0	0.4	15.5	52.2

Balance Sheet Data (1):
Cash and cash equivalents	$94.1	$56.1	$68.0	$444.7	$179.4
Working capital (deficit)	(485.0)	(655.1)	(834.1)	(282.2)	(377.7)
Property and equipment, net	4,354.0	4,273.5	4,129.9	4,018.9	4,005.7
Goodwill, net	8,126.1	8,184.2	8,202.0	8,313.0	8,530.4
Total assets	13,811.0	13,661.3	13,539.2	13,860.9	13,928.9
Total debt	6,910.6	7,091.7	7,757.0	8,234.1	8,882.2
Series A preferred stock (4)	—	—	—	—	1,246.9
Stockholders’ equity (4) (6)	3,598.9	3,439.4	2,604.9	2,517.7	689.1
Total debt to total capitalization (including preferred stock)	66%	67%	75%	77%	82%

(1)	During 2004 and 2003, we sold or held for sale certain operations that met the criteria for reporting discontinued operations. The selected financial data for all prior periods have been reclassified to include these operations as discontinued operations.

(2)	The loss from divestitures and asset impairments include asset sales completed as a result of our market rationalization focus and are not included in discontinued operations ($7.6 million in 2006 and $9.3 million in 2002). The 2006 amount also includes $9.7 million of landfill asset impairments resulting from management’s decision to discontinue development and operations of the sites and a $5.2 million charge related to the relocation of our operations support center.

(3)	Includes costs incurred to extinguish debt for the years ended December 31, 2006, 2005, 2004 and 2003 of $41.3 million, $62.6 million, $156.2 million and $108.1 million, respectively.

(4)	In 2003, all of our Series A Preferred Stock was exchanged for 110.5 million shares of common stock. In connection with the exchange, we recorded a reduction to net income available to common shareholders of $496.6 million for the fair value of the incremental shares of common stock issued to the holders of the preferred stock over the amount the holders would have received under the original conversion provisions.

(5)	Pro forma amounts give effect to the change in our method of accounting for landfill retirement obligations upon adoption of SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143) on January 1, 2003, as if the provisions of SFAS 143 had been applied retroactively.

(6)	In 2006, we recorded an after-tax charge of $57.4 million to stockholders’ equity relating to the adoption of SFAS No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158).

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
We consistently invest capital to support the ongoing operations of our landfill and collection business. Landfills are highly engineered, sophisticated facilities similar to civil works. Each year we invest capital at our 168 active landfills to ensure sufficient capacity to receive the waste volume we handle. In addition, we have approximately 12,500 collection vehicles and approximately 1.2 million containers to serve our collection customers. Our vehicles and containers endure rough conditions each day and must be routinely maintained and replaced. During the year ended December 31, 2006, we invested $669.3 million of capital into the business (see Note 2, Property and Equipment, for detail by fixed asset category). In 2007, total capital expenditures are expected to be approximately $700 million.
Cash flows in our business are generally predictable as a result of the nature of our customer base and the essential service we provide to the communities where we operate. This predictability has enabled us to consistently reinvest in the business and to service our debt obligations. Knowing this, we have incurred debt to acquire the assets we own and we have paid cash to acquire existing cash flow streams. This financial model should allow us over time to transfer the enterprise value of the company from debt holders to shareholders as we use our cash flow to repay debt. We continue to use cash flow from operations after capital expenditures to reduce our debt balance.
Results of operations
Net income for 2006 was $160.9 million, a decrease of $42.9 million compared to the prior year. Although we experienced higher revenues and lower interest expense, net income decreased as a result of an increase in income tax expense.
Our revenues grew $294.0 million for the year ended December 31, 2006, driven by organic revenue growth of 6.7%. Revenues increased across all service lines except for our recycling business. Operating income for the year increased by $51.9 million to $967.4 million over the prior year. Operating costs increased as a result of volume increases and normal inflation. Additionally, fuel costs increased due to the significant rise in oil prices, and subcontractor costs increased because of a strategic decision to expand our national accounts, resulting in an increase in the amount of work we subcontract to other waste handlers. Gross margin for 2006 improved 106 basis points over the prior year. Operating income for 2006 was reduced by losses from divestitures and asset impairments totaling $22.5 million. Interest expense decreased during 2006 primarily due to lower costs incurred to early extinguish and refinance debt compared to the prior year, partially offset by the impact of rising interest rates on the variable rate portion of our debt.

Income tax expense increased by $104.6 million or 78% from $133.9 million in 2005 to $238.5 million in 2006 primarily due to increased pre-tax income as well as charges totaling $58 million recorded during the fourth quarter. In 2005, income tax expense was reduced by a $25.5 million benefit related to additional stock basis associated with a divestiture.
We continue to implement best practices, including improving sales productivity and pricing effectiveness, driver productivity through improved routing and maintenance efficiency through standardized operating practices, as well as reducing our procurement costs through more effective purchasing. We are also focused on improving the effectiveness of our safety and our health and welfare programs. We realized tangible benefits from many of these initiatives during the year. In addition, we continue to focus on improving our return on invested capital by carefully evaluating the return potential of new capital expenditures and by evaluating opportunities to divest operations that do not provide an adequate return. Accordingly, we divested of operations that generated $103.6 million of annual revenue primarily in the Northeastern and Midwestern regions during 2006.
We spent $669.3 million on capital expenditures during 2006 and plan to spend approximately $700 million in 2007. We expect this investment, along with improved maintenance practices, to have a favorable impact on maintenance costs and route productivity. During the second half of 2006, maintenance and repairs expense was lower than the same period in 2005 and route productivity improved.
Financing activities
We remain committed to our long-term strategy of reducing our debt balance. As this occurs, we believe the relative cost of debt and interest expense should decline. Upon achieving optimal credit ratios, we should have the opportunity to choose the best use of any excess cash flow: further repay debt, pay a dividend to the extent permitted by our debt agreements, repurchase stock or further reinvest in our company. We may take advantage of opportunities that arise to accelerate the de-leveraging process as long as the opportunities are economically advantageous and meet our need to maintain our competitive strength.
In April 2006, we completed the re-pricing of the 2005 Term Loan and Institutional Letter of Credit portions of our 2005 senior secured credit facility (2005 Credit Facility). The 2005 Term Loan and Institutional Letter of Credit Facility re-priced at LIBOR plus 175 basis points (or Alternative Base Rate (ABR) plus 75 basis points), a reduction of 25 basis points. This re-pricing is expected to generate more than $4 million in annual interest savings. The pricing will further decrease to LIBOR plus 150 basis points (or ABR plus 50 basis points) when our leverage ratio is equal to or less than 4.25x.
In May 2006, we issued $600 million of 7.125% senior notes due 2016 at a discounted price equal to 99.123% of the aggregate principal amount. The net proceeds were used to fund a portion of the tender of our 8.875% senior notes due 2008. The refinancing of the senior notes is expected to generate approximately $6 million in after-tax annual interest savings. In conjunction with the re-pricing and refinancing transactions in 2006, we expensed approximately $41.3 million of costs related to premiums paid, deferred financing and other costs.
During 2006, we made optional prepayments totaling $170 million on our 2005 Term Loan with excess cash flow from operations and proceeds from the sale of assets.
We continue to focus on maximizing cash flow to repay debt and we seek opportunities to create additional cash flow through reductions in interest cost while continuing to support our fixed asset base with appropriate capital expenditures. During 2006, we reduced our debt balance by $181.1 million to $6.9 billion. We continue to improve our debt to total capitalization ratio, which decreased to 65.8% at the end of 2006 from 67.3% at the end of 2005.

Results of Operations
The following table sets forth our results of operations and percentage relationship that the various items bear to revenues for the periods indicated (in millions, except percentages).
Statement of Operations Data:

	Year Ended December 31,
	2006		2005		2004
Revenues	$6,028.8	100.0%	$5,734.8	100.0%	$5,514.0	100.0%
Cost of operations	3,874.3	64.3	3,745.7	65.3	3,514.6	63.8
Selling, general and administrative expenses	595.3	9.9	519.2	9.1	553.7	10.0
Depreciation and amortization	569.3	9.4	554.4	9.6	559.3	10.1
Loss from divestitures and asset impairments	22.5	0.4	—	—	—	—

Operating income	967.4	16.0	915.5	16.0	886.4	16.1
Interest expense and other	567.9	9.4	588.0	10.3	758.9	13.8

Income before income taxes	399.5	6.6	327.5	5.7	127.5	2.3
Income tax expense	238.5	3.9	133.9	2.3	72.2	1.2
Minority interest	0.1	0.0	(0.2)	(0.0)	(2.7)	(0.0)

Income from continuing operations	160.9	2.7	193.8	3.4	58.0	1.1
Discontinued operations, net of tax	—	—	10.8	0.2	(8.7)	(0.2)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.8)	(0.0)	—	—

Net income	160.9	2.7	203.8	3.6	49.3	0.9
Dividends on preferred stock	(42.9)	(0.7)	(52.0)	(1.0)	(21.6)	(0.4)

Net income available to common shareholders	$118.0	2.0%	$151.8	2.6%	$27.7	0.5%

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
The following table shows our total reported revenues by service line. Intercompany revenues have been eliminated.
Revenues by service line (in millions):

	Year Ended December 31,
	2006	2005(1)	2004(1)
Collection
Residential	$1,205.2	$1,188.1	$1,164.5
Commercial	1,502.0	1,398.0	1,349.9
Roll-off (2)	1,333.3	1,251.3	1,190.4
Recycling	202.4	198.4	205.7

Total Collection	4,242.9	4,035.8	3,910.5

Disposal
Landfill	850.7	812.2	763.7
Transfer	424.4	422.5	420.0

Total Disposal	1,275.1	1,234.7	1,183.7

Recycling – Commodity	217.5	225.6	235.4

Other(3)	293.3	238.7	184.4

Total Revenues	$6,028.8	$5,734.8	$5,514.0

(1)	The revenue mix for 2005 and 2004 reflects the reclassification of transportation revenue out of collection, disposal and recycling-commodity revenue to other revenue.

(2)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(3)	Consists primarily of revenue from national accounts where the work has been subcontracted, revenue generated from transporting waste via railway or truck and revenue from liquid waste.

Our operations are not concentrated in any one geographic region. At December 31, 2006, we operated in 128 major markets in 37 states and Puerto Rico. Our regional teams focus on developing local markets in which we can operate a vertically integrated operation and maximize operating efficiency. As a result, we may choose not to operate in a market where our business objectives cannot be met. We modified our field organizational structure by reducing the number of our operating regions to five from nine, realigning some of our districts among the regions and increasing our regional support staff to add functional expertise and oversight in areas that are aligned with our strategic value drivers effective October 1, 2005, with some refinements being completed during the first half of 2006.
The following table shows our revenues by geographic region in total and as a percentage of total revenues.
Revenues by region(1) (in millions, except percentages):

	Year Ended December 31,
	2006		2005 (3)		2004 (3)
Midwestern	$1,236.4	20.5%	$1,201.5	21.0%	$1,167.8	21.2%
Northeastern	1,256.6	20.8	1,247.2	21.7	1,252.8	22.7
Southeastern	1,059.7	17.6	997.1	17.4	953.4	17.3
Southwestern	991.6	16.5	939.6	16.4	884.6	16.0
Western	1,351.2	22.4	1,265.4	22.1	1,191.6	21.6
Other(2)	133.3	2.2	84.0	1.4	63.8	1.2

Total Revenues	$6,028.8	100.0%	$5,734.8	100.0%	$5,514.0	100.0%

(1)	See discussion in Note 16 to our consolidated financial statements.

(2)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a regional basis.

(3)	Revenues in the prior periods have been restated to conform to our current operating structure.
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
The following tables provide the components of our cost of operations and as a percentage of revenues (in millions, except percentages):

	Year Ended December 31,
	2006		2005		2004
Labor and related benefits	$1,115.9	18.5%	$1,114.1	19.4%	$1,071.2	19.4%
Transfer and disposal costs	496.3	8.2	492.1	8.6	499.8	9.1
Maintenance and repairs	494.5	8.2	490.1	8.5	469.5	8.5
Transportation and subcontractor costs	513.0	8.5	456.5	8.0	406.4	7.4
Fuel	298.4	5.0	241.7	4.2	168.5	3.1
Disposal and franchise fees and taxes	369.9	6.2	353.1	6.2	340.2	6.2
Landfill operating costs	152.3	2.5	150.9	2.6	146.1	2.6
Risk management	170.4	2.8	175.9	3.1	168.8	3.1
Cost of goods sold	54.9	0.9	45.8	0.8	49.2	0.9
Other	208.7	3.5	225.5	3.9	194.9	3.5

Total cost of operations	$3,874.3	64.3%	$3,745.7	65.3%	$3,514.6	63.8%

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
The following tables provide the components of our selling, general and administrative costs and as a percentage of revenues (in millions, except percentages):

	Year Ended December 31,
	2006		2005		2004
Salaries	$363.3	6.0%	$324.3	5.7%	$318.7	5.8%
Rent and office costs	40.8	0.7	40.8	0.7	42.9	0.8
Professional fees	57.3	1.0	49.8	0.9	70.2	1.3
Provision for doubtful accounts	18.6	0.3	18.8	0.3	18.6	0.3
Other	115.3	1.9	85.5	1.5	103.3	1.8

Total selling, general and administrative expenses	$595.3	9.9%	$519.2	9.1%	$553.7	10.0%

Depreciation and amortization includes depreciation of fixed assets and amortization costs associated with the acquisition, development and retirement of landfill airspace and intangible assets. Depreciation is provided on the straight-line method over the estimated useful lives of assets. The estimated useful lives of assets are: buildings and improvements (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (4-8 years). For building improvements, the depreciable life can be the shorter of the improvements’ estimated useful lives or related lease terms. Landfill assets are amortized at a rate per ton of waste disposed. (See Critical Accounting Judgments and Estimates and Note 7, to our consolidated financial statements in Item 8 of this Form 10-K for a discussion of landfill accounting.) Depreciation expense of vehicles increases as fully-depreciated trucks are replaced by new vehicles. Amortization of landfill assets is impacted by several factors including rates of inflation, landfill expansions and compaction rates.
The following tables provide the components of our depreciation and amortization and as a percentage of revenues (in millions, except percentages):

	Year Ended December 31,
	2006		2005		2004
Depreciation of fixed assets	$317.5	5.2%	$304.2	5.3%	$300.1	5.4%
Landfill and other amortization	251.8	4.2	250.2	4.3	259.2	4.7

Total depreciation and amortization	$569.3	9.4%	$554.4	9.6%	$559.3	10.1%

Landfill disposal capacity and operating lives. We had available landfill disposal capacity of approximately 2.9 billion tons as of December 31, 2006. We classify this disposal capacity as either permitted (having received the final permit from the governing authorities) or probable expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is probable. Throughout the year, one landfill was certified closed and there were no active landfills acquired or divested, leaving 168 active landfills as of December 31, 2006. The number of sites with probable expansion disposal capacity decreased from 23 to 21. New probable expansions were added at 5 sites and 7 sites were removed from probable expansion due to successful expansions. In addition to these seven sites, we had increases in overall permitted capacity at seven sites where the disposal capacity was not previously classified as probable expansion. (See Critical Accounting Judgments and Estimates and Note 7, Landfill Accounting for our requirements to classify disposal capacity as probable expansion.)

The following table reflects disposal capacity activity for active landfills we owned or operated for the year ended December 31, 2006 (disposal capacity in millions of tons):

		Probable
	Permitted	Expansion
	Disposal	Disposal	Total Disposal
	Capacity	Capacity	Capacity
Balance as of December 31, 2005	2,273.9	450.7	2,724.6
Acquisitions, divestitures and closures	—	—	—
Additions to probable expansion disposal capacity	—	37.0	37.0
Net change to permitted disposal capacity	288.8	(227.0)	61.8
Disposal capacity consumed	(78.6)	—	(78.6)
Changes in engineering estimates (1)	104.5	17.4	121.9

Balance as of December 31, 2006	2,588.6	278.1	2,866.7

(1)	Relates primarily to increased density of waste at our landfills resulting from improved operational procedures, optimization of daily cover materials and improved utilization of compaction equipment.
The following table reflects the estimated operating lives of our landfill assets based on available disposal capacity using current annual volumes:

	At December 31, 2006		At December 31, 2005
	Number of Sites	Percent of Total	Number of Sites	Percent of Total
0 to 5 years	31	18%	32	19%
5 to 10 years	8	5	15	9
10 to 20 years	47	28	36	22
20 to 40 years	39	23	43	25
40+ years	43	26	43	25

Total	168	100%	169	100%

Interest expense and other includes the following components (in millions):

	Year Ended December 31,
	2006	2005	2004
Interest expense and other
Interest expense, gross	$526.6	$520.2	$592.7
Cash settlement on non-hedge accounting interest rate swap contracts	—	—	8.5
Interest income	(4.2)	(3.0)	(2.6)
Interest capitalized for development projects	(17.6)	(14.5)	(13.0)
Accretion of debt and amortization of debt issuance costs	21.8	22.7	27.0
Non-cash gain on non-hedge accounting interest rate swap contracts	—	—	(16.2)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	—	—	6.7
Costs incurred to early extinguish debt	41.3	62.6	156.2
Interest expense allocated to discontinued operations	—	—	(0.4)

Total interest expense and other from continuing operations	$567.9	$588.0	$758.9

Years Ended December 31, 2006 and 2005
Revenues. Revenues increased 5.1% over the prior year, as all lines of business increased except for recycling — commodity. The revenue increase within the collection business was primarily driven by increases in the commercial and roll-off lines of business. The revenue increase within the disposal business was primarily attributable to landfill revenue increases. Recycling revenue decreased due to cardboard and newspaper commodity price declines as well as volume declines. Other revenue increased as a result of waste volume increases associated with the subcontracted portion of our national accounts.
Following is a summary of the change in revenues (in millions):

Reported revenues in 2005	$5,734.8
Core business organic growth
Increase from average base per unit price change	207.5
Increase from fuel recovery fees	103.0
Increase from net volume change	44.6
Net divested revenues and adjustments	(58.9)
Decrease in recycling and other	(2.2)

Reported revenues in 2006	$6,028.8

During the year ended December 31, 2006, we generated organic revenue growth of 6.7%, of which $310.5 million or 5.9% was attributable to our average price per unit on core business. Our continued price growth reflected the results of pricing increases implemented throughout the year. Within the collection business, average per unit pricing increased 7.4%, 7.2%, 3.4% and 13.5%, respectively, in the commercial, roll-off, residential and recycling collection lines of business for the year ended December 31, 2006. Within the disposal line of business, landfill and transfer average per unit pricing increased 4.8% and 4.1%, respectively. The fuel recovery fee program, implemented in 2005 to mitigate our exposure to increases in fuel prices, generated 33% of the total price growth for the year ended December 31, 2006. This fee fluctuates with the price of fuel; and, consequently, fuel price declines would result in a decrease in our revenue, which would be more than offset by a decrease in our fuel expense.
Core business volume growth was 0.8% compared to the prior year, primarily driven by volume increases related to subcontract and transportation revenues. Within the collection business, the commercial and roll-off lines of business experienced volume increases of 0.8% and 1.0%, respectively. Volume for the residential line of business decreased slightly while recycling collection volume declined 6.8% during 2006. Within the disposal business, landfill and transfer volumes decreased by 1.4% and 0.9%, respectively. The decline in landfill volume was primarily due to reductions in special waste volumes in the current year. We are improving our pricing structure and return criteria for special waste jobs in an effort to improve the returns on this area of landfill volume. Subcontract and transportation volume increased 49.8% and 9.5%, respectively, primarily driven by the growth associated with our national accounts in 2006.
Cost of operations. Cost of operations increased 3.4% in 2006 compared to the prior year, driven by increases in fuel, transportation and subcontractor costs, partially offset by decreases in risk management and other expenses. The increase in transportation and subcontractor costs primarily reflected our volume growth in our national accounts and fuel cost increases. Risk management costs decreased due to favorable adjustments associated with risk and health insurance as a result of changes in estimates due to favorable claims experience. Other expense decreased partly as a result of an $8 million favorable adjustment to our environmental reserves in 2006, primarily due to the selection by the U.S. Environmental Protection Agency of a lower cost remediation plan for a Superfund site at which we are a potentially responsible party.
Fuel costs increased because of higher fuel prices and the expiration of certain fixed price purchase contracts. A significant portion of these contracts expired in early 2005. All fixed price purchase contracts expired as of March 31, 2006, and, unless new contracts are executed, all future fuel purchases will be at market rates. For the year ended December 31, 2006, the contracts in place reduced fuel costs by $5.9 million when compared to then current market prices. We expect that our fuel recovery fee will offset a portion of the volatility in fuel costs arising from future market price fluctuations. At December 31, 2006, approximately 57% of our customers participated in the fuel recovery fee program.
Labor costs remained constant in 2006 primarily due to our on-going labor efficiency efforts. Maintenance and repairs costs increased only slightly compared to the same period in the prior year primarily due to the increased level of vehicle purchases and improved maintenance practices in the last two years. These costs actually declined in the second half of 2006 compared to the same period a year ago.
Selling, general and administrative expenses. Selling, general and administrative expenses increased 14.6% in 2006 as compared to 2005 primarily relating to salaries, professional fees and other expenses. The increase in salaries included the impact of higher incentive compensation resulting from improved performance in 2006, severances associated with an initiative to control labor costs and other unrelated separations that occurred during 2006. In addition, the increase in salaries in 2006 also reflected the impact of normal inflation, benefits costs and stock option expense recognized due to the adoption of SFAS 123(R) as of January 1, 2006. Professional fees increased as a result of consulting fees related to initiatives to standardize sales programs, invest in national accounts systems improvements and implement procurement programs during the year. The increase in other expense was primarily attributable to a $22.1 million reversal of litigation reserves during 2005.

Depreciation and amortization. Depreciation and amortization expense increased 2.7% in the year ended December 31, 2006 as compared to 2005. Depreciation expense related to vehicles and equipment increased primarily due to increases in capital expenditures in recent periods. For the year ended December 31, 2006, landfill amortization increased slightly due to increased amortization rates, partially offset by volume decreases.
Loss from divestitures and asset impairments. During 2006, we recorded losses of approximately $22.5 million related to divestitures and asset impairments. Asset sales, completed as a result of our market rationalization focus, generated a loss of approximately $7.6 million. These losses primarily related to operations in our Northeastern and Midwestern regions. During 2006, we also recorded landfill asset impairment charges of approximately $9.7 million as a result of management’s decision to discontinue development and/or operations of three landfill sites. Additionally, during 2006 we recognized a $5.2 million expense associated with the relocation of our operations support center.
Interest expense and other. Interest expense and other decreased by 3.4% in 2006 as compared to 2005. Gross interest expense increased slightly during the year as a result of rising interest rates on the variable portion of our debt, offset by lower debt levels as a result of our continued de-leveraging strategy and the refinancing of debt at lower interest rates in the first quarter of 2005 (2005 Refinancing plan) and second quarter of 2006. In connection with the refinancing transactions, we incurred costs to early extinguish and refinance debt of $41.3 million and $62.6 million, respectively, during the years ended December 31, 2006 and 2005.
Income tax expense. The effective tax rate for the year ended December 31, 2006 was 59.7% compared to 40.9% in 2005. Income tax expense increased by $104.6 million or 78% from $133.9 million in 2005 to $238.5 million in 2006 primarily due to increased pre-tax income. Other factors contributing to the increase included interest charges totaling $21.5 million on previously recorded liabilities currently under review by the applicable taxing authorities as a result of developments during the fourth quarter; adjustments attributable to prior periods totaling $13.4 million relating to two state income tax matters involving tax years prior to 2003 which were identified during the fourth quarter and which were determined to be immaterial to prior years’ financial statements (an additional $3.6 million was charged to goodwill for one of these matters); and a net increase in the valuation allowance of $9.5 million for the deferred tax assets relating to certain of our state net operating loss carryforwards (including a $12.0 million charge recorded in the fourth quarter) due to an updated recoverability assessment. In 2005, income tax expense was reduced by a $25.5 million benefit related to additional stock basis associated with a divestiture.
Dividends on preferred stock. Dividends on preferred stock were $42.9 million and $52.0 million for the years ended December 31, 2006 and 2005, respectively. The decrease of $9.1 million for the year ended December 31, 2006 resulted from the conversion of the Series C mandatory convertible preferred stock (Series C preferred stock). The Series C preferred stock was converted into approximately 34.1 million shares of common stock on April 1, 2006, eliminating approximately $21.6 million of annual dividends. This decrease was partially offset as a result of having the Series D mandatory convertible preferred stock (Series D preferred stock) issued in March 2005 outstanding for the full year.
Years Ended December 31, 2005 and 2004
Revenues. Revenues increased 4.0% over the prior year driven by increases in our collection and disposal lines of business. The revenue increase within the collection business was driven by increases in each of the residential, commercial and roll-off lines of business. Within the disposal business, landfill revenue increased while transfer revenue remained flat year over year. Recycling revenue decreased as commodity prices declined during the year while other revenue increased primarily due to the increase in national account-related revenue.
Following is a summary of the change in revenues (in millions):

Reported revenues in 2004	$5,514.0
Core business organic growth
Increase from average base per unit price change	23.6
Increase from fuel recovery fees	86.9
Increase from net volume change	143.0
Net divested revenues and adjustments	(18.7)
Decrease in recycling and other	(14.0)

Reported revenues in 2005	$5,734.8

Revenue growth relating to our average price per unit on core business was $110.5 million compared to $55.3 million in the prior year. Our price growth of 2.2% reflected the result of our continued focus on our pricing initiatives during 2005. Average per unit pricing for all lines within the collection business and for the transfer and landfill businesses increased. The improvement in price resulted from more central control of pricing. The fuel recovery fee program implemented during 2005 generated $86.9 million or 78.6% of the total price growth in the current year.
Core business volume growth for the year ended December 31, 2005 was 2.8%, of which approximately 1.3% primarily related to subcontract revenue from national accounts and hurricane clean-up work resulting from the Gulf Coast hurricanes. Commercial and roll-off volumes increased by 2.0% and 1.5%, respectively. Landfill volume increased 6.0%, while volume for the transfer business decreased slightly from the prior year. The growth in our volume reflected improvement in the economy, increases in special waste jobs, more effective sales practices and the impact of hurricane debris clean-up work.
Cost of operations. Cost of operations increased 6.6% in 2005 compared to the prior year due to increases in labor, maintenance and repairs, transportation and subcontract costs, fuel and risk management expenses. Labor costs increased as a function of inflation and higher benefits costs. The increase in maintenance and repair expenses was attributable to additional repair costs due to fleet age. This trend improved during the year, with maintenance and repairs actually decreasing in the fourth quarter of 2005 compared to the same period a year ago. Transportation and subcontractor costs increased primarily as a function of volume increases from national accounts, additional subcontract costs for hurricane debris clean-up work during the third and fourth quarters and increases in pass-through fuel expenses. Fuel costs increased due to the impact of higher fuel prices during the year. The increase in risk management expenses was driven primarily by $8.3 million of insurance liability adjustments incurred during the current year due to adverse property and casualty experience.
Also included in other operating costs were $3.6 million of charges related to lost or damaged equipment and facilities in the areas affected by the Gulf Coast hurricanes in 2005 and a $4.8 million loss on assets held for sale.
Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $34.5 million or 6.2% in 2005 primarily relating to decreases in professional fees and other expenses, partially offset by increases in salaries. The year over year decrease in professional fees of $20.4 million is attributable to prior year expenses associated with the implementation of SOX 404 and the best practices program. The decrease in other expenses primarily related to $22.1 million of the reversals of litigation reserves in 2005. Of that amount, $13.3 million pertained to a favorable court ruling involving BFI that had been pending appeal since 2000. Salary expenses in 2004 included $18 million of costs associated with an executive departure and our field organization realignment in the fourth quarter of 2004.
Depreciation and amortization. Depreciation and amortization decreased 0.9% in 2005 as compared to 2004. The decrease in amortization expenses is primarily related to lower amortization rates due to increases in landfill capacity from expansions and compaction improvement, partially offset by increased volumes. Depreciation expense related to equipment increased during 2005, primarily due to increases in capital expenditures in the second half of 2004 and throughout 2005.
Interest expense and other. Interest expense and other decreased by 22.5% in 2005. The decrease in gross interest expense was attributable primarily to the repayment of debt and refinancing of debt at lower interest rates. We expensed $62.6 million of costs to early extinguish and refinance debt during 2005, compared to $156.2 million of costs for similar activities during 2004.
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
Dividends on preferred stock. Dividends on preferred stock were $52.0 million and $21.6 million for the year ended December 31, 2005 and 2004, respectively. The increase of $30.4 million for the year ended December 31, 2005 was a result of the 6.25% dividends payable in cash for the Series D preferred stock issued in March 2005. Dividends on preferred stock also included the 6.25% dividends payable in cash for the Series C preferred stock issued in April 2003.
Liquidity and Capital Resources
Our capital structure consists of 66% debt and 34% equity at December 31, 2006. The majority of our debt was incurred to acquire solid waste companies between 1990 and 2000. We incurred and assumed over $11 billion of debt to acquire BFI in 1999. Since the acquisition of BFI, we have repaid debt with cash flow from operations, asset sales and the issuance of equity. We intend to continue to reduce our debt balance until we reach credit ratios we believe will allow us to benefit from a cost of capital afforded by investment grade companies. We believe that as we move towards these ratios, we will have additional opportunities to reduce our cost of debt below our current level on a basis relative to interest rates at the time. We expect these opportunities will increase liquidity and shareholder value, and provide more flexibility in deciding the most appropriate use of our cash flow.
We may refinance or repay portions of our debt to ensure a capital structure that supports our operating plan, as well as continue to seek opportunities to extend our maturities in the future with actions that are economically beneficial. The potential alternatives include continued application of cash flow from operations, asset sales and capital markets transactions. We continue to evaluate the performance of and opportunities to divest operations that do not maximize operating efficiencies or provide an adequate return on invested capital. Capital markets transactions could include issuance of debt with longer maturities, issuance of equity, or a combination of both.
We generally meet operational liquidity needs with operating cash flows. Our liquidity needs are primarily for working capital, capital expenditures for vehicles, containers and landfill development, capping, closure, post-closure and environmental expenditures, debt service costs, cash taxes, and scheduled debt maturities.
When we cannot meet our liquidity needs with operating cash flow, we meet those needs with borrowings under our 2005 Credit Facility. We have a $1.575 billion commitment until 2010 under our 2005 Credit Facility, which we believe is adequate to meet our liquidity needs based on current conditions. At December 31, 2006, we had no loans outstanding and $398.7 million in letters of credit drawn on the 2005 Revolver, leaving approximately $1.176 billion of availability. Both the $25 million Incremental Revolving Letter of Credit Facility and $490 million Institutional Letter of Credit Facility were fully utilized at December 31, 2006. During the third and fourth quarters of 2006, we made optional prepayments of $40 million and $130 million, respectively, on the 2005 Term Loan. These payments were made with excess cash flow from operations and proceeds from the sale of assets.

Our cash flows from operating, investing and financing activities for the last three years were as follows (in millions):

	Years Ended December 31,
	2006	2005	2004
Operating Activities:
Net income	$160.9	$203.8	$49.3
Discontinued operations, net of tax	—	(10.8)	8.7
Non-cash expenses (1)	836.8	720.2	694.6
Gain on sale of fixed assets	(9.8)	(3.5)	(4.9)
Non-cash gain on non-hedge accounting interest rate swap contracts	—	—	(16.2)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	—	—	6.7
Change in working capital	(31.0)	(156.0)	(45.8)
Capping, closure, post-closure and environmental expenditures, net of accretion	(35.3)	(41.1)	(42.4)

Cash provided by operating activities from continuing operations	921.6	712.6	650.0

Investing Activities:
Proceeds from divestitures less the cost of acquisitions, net of cash divested/acquired (2)	51.1	0.9	36.2
Proceeds from sale of fixed assets	22.4	20.3	11.0
Capital expenditures, excluding acquisitions	(669.3)	(695.9)	(582.9)
Capitalized interest	(17.6)	(14.5)	(13.0)
Change in deferred acquisition costs, notes receivable and other	4.6	6.2	10.8

Cash used for investing activities from continuing operations	(608.8)	(683.0)	(537.9)

Financing Activities:
Net proceeds from sale of Series D preferred stock	—	580.8	—
Proceeds from long-term debt, net of issuance costs	1,239.3	3,043.5	3,082.6
Payments of long-term debt	(1,438.4)	(3,740.2)	(3,609.1)
Payment of preferred stock dividends	(48.3)	(48.9)	(21.6)
Change in disbursement account	(47.3)	21.9	53.8
Net proceeds from sale of common stock, exercise of stock options and other	19.9	97.4	5.1

Cash used for financing activities from continuing operations	(274.8)	(45.5)	(489.2)

Cash provided by discontinued operations	—	4.0	0.4

Increase (decrease) in cash and cash equivalents	$38.0	$(11.9)	$(376.7)

(1)	Consists principally of provisions for depreciation and amortization, stock-based compensation expense, allowance for doubtful accounts, accretion of debt and amortization of debt issuance costs, write-off of deferred debt issuance costs, non-cash reduction in acquisition accruals, non-cash portion of realignment costs, non-cash asset impairments and loss on divestitures, deferred income taxes and cumulative effect of change in accounting principle, net of tax.

(2)	During 2006, we acquired solid waste operations representing approximately $8.3 million ($8.2 million, net of intercompany eliminations) in annual revenues and sold operations representing approximately $116.2 million ($103.6 million, net of intercompany eliminations) in annual revenues. During 2005, we acquired solid waste operations representing approximately $19.5 million ($19.5 million, net of intercompany eliminations) in annual revenues and sold operations representing approximately $16.4 million ($16.4 million, net of intercompany eliminations) in annual revenues. During 2004, we acquired solid waste operations representing approximately $16.6 million ($16.6 million, net of intercompany eliminations) in annual revenues and sold operations representing approximately $62.2 million ($60.8 million, net of intercompany eliminations) in annual revenues.
Cash provided by operating activities from continuing operations increased 29% in 2006 compared to 2005. The increase was primarily due to an increase in net income from continuing operations after adjusting for the impact of deferred taxes and a decreased use of working capital of approximately $125.0 million, primarily related to the timing of operating activities and capital expenditure disbursements. Cash used for investing activities declined by 11% over 2005, as a result of the increase in proceeds from divestitures, net of costs of acquisitions of approximately $50.2 million, and slightly lower capital expenditures. Debt repayments, including the $170 million Term Loan prepayments in the third and fourth quarters and the change in disbursement account are the primary drivers in the increase of cash used for financing activities. The disbursement account represents outstanding checks as of December 31, 2006.

Following is a summary of the primary sources and uses of cash during 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Sources of cash:
Cash provided by continuing operations	$921.6	$712.6	$650.0
Net proceeds from issuance of common stock and exercise of stock options	19.9	97.4	5.1
Net proceeds from issuance of preferred stock	—	580.8	—
Decrease in cash balance	—	11.9	376.7
Increase in disbursement account	—	21.9	53.8
Net proceeds from divestitures, net of acquisitions	51.1	0.9	36.2
Proceeds from the sale of fixed assets	22.4	20.3	11.0

Total	$1,015.0	$1,445.8	$1,132.8

	2006	2005	2004
Uses of cash:
Capital expenditures	$669.3	$695.9	$582.9
Debt repayments, net of debt proceeds	187.4	666.8	488.2
Debt issuance costs	11.7	29.9	38.3
Increase in cash balance	38.0	—	—
Decrease in disbursement account	47.3	—	—
Payment of preferred stock cash dividends	48.3	48.9	21.6
Other non-operating net cash outflows	13.0	4.3	1.8

Total	$1,015.0	$1,445.8	$1,132.8

Capital expenditures. In addition to funding our working capital needs and reducing debt, we are committed to efficiently investing in our capital asset base. Our goal is to generate returns that are above our weighted average cost of capital. Our capital expenditures are primarily for the construction and build-out of our landfills, for the vehicles and containers used by our collection operations and for heavy equipment used in both our collection and landfill operations. We maintain a level of annual capital expenditures in order to control repair and maintenance costs, improve productivity and improve quality of customer service. We expect our capital expenditures to be approximately $700 million in 2007. We expect this investment, along with improved maintenance practices, to reduce the total cost of our truck fleet ownership.
Following is a summary of capital expenditures for the years ended December 31 (in millions):

	2006	2005	2004
Vehicles, containers and heavy equipment	$364.8	$376.1	$214.9
Landfill development	251.7	267.5	297.0
Other (1)	52.8	52.3	71.0

Total capital expenditures, excluding acquisitions	$669.3	$695.9	$582.9

(1)	Includes land and improvements, buildings and improvements, and furniture and office equipment.
Financing activities. We continuously seek opportunities to increase our cash flow through improvements in operations and reduction of our interest cost. Historically, we have used bank financings and capital markets transactions to meet our refinancing and liquidity requirements. Under our 2005 Credit Facility, we are required to meet certain financial covenants. Our objective is to maintain sufficient surplus between the required covenant ratios and the actual ratios calculated according to the 2005 Credit Agreement. We monitor the surplus carefully and will seek to take action if the surplus becomes too small. We have not historically experienced difficulty in obtaining financing or refinancing existing debt. We expect to continue to seek such opportunities in the future to the extent such opportunities are available to us. We cannot assure you opportunities to obtain financing or to refinance existing debt will be available to us on favorable terms, or at all. (See also Debt Covenants in Contractual Obligations and Commitments.)
Significant financing events in 2006. On April 1, 2006, each of the outstanding shares of our 6.25% Series C preferred stock automatically converted into 4.9358 shares of our common stock pursuant to the terms of the related certificate of designations. This increased our common shares outstanding by approximately 34.1 million shares as of April 1, 2006, and eliminated annual cash dividends of $21.6 million.

The conversion rate, pursuant to the terms set forth in the certificate of designations, was equal to $50.00 divided by $10.13 (the threshold appreciation price), as the average of the closing prices per share of our common stock on each of the 20 consecutive trading days ending on March 29, 2006 (the third trading day preceding the conversion date) was greater than the threshold appreciation price. Each holder of Series C preferred stock on the applicable record date received a cash payment equal to the amount of accrued and unpaid dividends. As a result of the automatic conversion, we no longer pay quarterly dividends in cash or stock with respect to the Series C preferred stock. Each holder of Series C preferred stock on the conversion date received cash in lieu of any fractional shares of common stock issued upon conversion of the Series C preferred stock.
In April 2006, we completed the re-pricing of the 2005 Term Loan and Institutional Letter of Credit portions of our 2005 Credit Facility. The 2005 Term Loan and Institutional Letter of Credit Facility re-priced at LIBOR plus 175 basis points (or ABR plus 75 basis points), a reduction of 25 basis points. This re-pricing is expected to generate more than $4 million in annual interest savings. The pricing will further decrease to LIBOR plus 150 basis points (or ABR plus 50 basis points) when our leverage ratio is equal to or less than 4.25x.
In May 2006, we issued $600 million of 7.125% senior notes due 2016 at a discounted price equal to 99.123% of the aggregate principal amount and used the net proceeds to fund a portion of the tender offer for our 8.875% senior notes due 2008. The refinancing of the senior notes is expected to generate approximately $6 million in annual interest savings. In conjunction with the re-pricing and refinancing transactions in 2006, we expensed approximately $41.3 million of costs related to premiums paid, deferred financing and other costs.
In June 2006, we filed an automatic shelf registration statement with the SEC. It allows us to issue, from time to time, an unrestricted amount of debt securities, preferred stock, common stock, debt and equity warrants, depositary shares (including an indeterminate amount of debt securities, preferred stock and common stock as may be issued upon conversion or exchange for any of our other securities). The registration statement was effective immediately.
Contractual Obligations and Commitments
Following is a summary of our debt structure and the associated interest cost (in millions, except percentages):

	December 31, 2006			December 31, 2005
	Ending	Effective	Annual	Ending	Effective	Annual
	Debt	Interest	Interest	Debt	Interest	Interest
Debt Instrument	Balance	Rate (1)	Expense	Balance	Rate (1)	Expense
Revolving credit facility (2)	$—	8.81%	$19.6	$3.7	9.00%	$17.4
2005 Term loans	1,105.0	7.34	88.3	1,275.0	6.33	79.2
Senior secured notes	4,644.6	7.60	363.1	4,644.1	7.83	368.7
Senior unsecured notes	400.0	7.55	30.2	400.0	7.55	30.2
Senior subordinated convertible debenture	230.0	4.34	10.0	230.0	4.34	10.0
Senior subordinated notes	—	—	—	—	—	4.5
Receivables secured loan	230.0	6.02	13.1	230.0	4.90	8.9
Other	301.0	6.95	22.8	308.9	6.89	22.6

Total	$6,910.6	7.37	$547.1	$7,091.7	7.29	$541.5

(1)	Includes the effect of our interest costs incurred, amortization of deferred debt issuance costs and premiums or discounts.
(2)	Reflects weighted average interest rate and excludes fees. There were no borrowings outstanding at December 31, 2006; the rate presented is the average of the Adjusted LIBOR rate and the ABR plus applicable margins.

The following table provides additional maturity detail of our long-term debt at December 31, 2006 (in millions):

Debt	2007	2008	2009	2010	2011	Thereafter	Total
Revolving 2005 Credit Facility(1)	$—	$—	$—	$—	$—	$—	$—
Term loan B	—	—	—	—	—	1,105.0	1,105.0
Receivables secured loan(2)	230.0	—	—	—	—	—	230.0
6.375% BFI Senior notes	—	161.2	—	—	—	—	161.2
8.50% Senior notes	—	750.0	—	—	—	—	750.0
6.50% Senior notes	—	—	—	350.0	—	—	350.0
5.75% Senior notes	—	—	—	—	400.0	—	400.0
6.375% Senior notes	—	—	—	—	275.0	—	275.0
9.25% Senior notes due 2012	—	—	—	—	—	250.0	250.0
7.875% Senior notes due 2013	—	—	—	—	—	450.0	450.0
6.125% Senior notes due 2014	—	—	—	—	—	425.0	425.0
7.25% Senior notes due 2015	—	—	—	—	—	600.0	600.0
7.125% Senior notes due 2016	—	—	—	—	—	600.0	600.0
9.25% BFI debentures due 2021	—	—	—	—	—	99.5	99.5
7.40% BFI debentures due 2035	—	—	—	—	—	360.0	360.0
4.25% Senior subordinated convertible debentures due 2034	—	—	—	—	—	230.0	230.0
7.375% Senior unsecured notes due 2014	—	—	—	—	—	400.0	400.0
Other debt	6.6	1.9	2.0	25.3	1.3	266.7	303.8

Total principal due	$236.6	$913.1	$2.0	$375.3	$676.3	$4,786.2	6,989.5
Discount, net							(78.9)

Total debt balance							$6,910.6

(1)	At December 31, 2006, under our 2005 Credit Facility, we had revolving commitments totaling $1.575 billion with no loans outstanding and $398.7 million of letters of credit outstanding, providing us remaining availability of approximately $1.176 billion. In addition, we had an Institutional Letter of Credit Facility of $490 million and an Incremental Revolving Letter of Credit Facility of $25 million available under the 2005 Credit Facility, all of which were used for letters of credit outstanding.

(2)	The receivables secured loan is a 364-day liquidity facility with a maturity date of May 29, 2007. Although we intend to renew the liquidity facility on May 29, 2007, the outstanding balance is classified as a current liability because it has a contractual maturity of less than one year.
The following table outlines what we regard as our material, fixed, non-cancelable contractual cash obligations, their payment dates and expirations. Amounts related to operating leases and purchase obligations are not recorded as a liability on our December 31, 2006 consolidated balance sheet and will be recorded as appropriate in future periods. This table excludes certain obligations that we have reflected on our consolidated balance sheet, such as pension obligations of $18.2 million, for which we do not expect to have cash funding requirements and excludes amounts related to environmental liabilities of $217.3 million and income tax contingencies of $559.3 million for which the timing of payments is not determinable.

Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Recorded obligations:
Long-term debt principal (1)	$235.3	$912.1	$1.0	$374.1	$675.4	$4,779.2	$6,977.1
Long-term debt interest (1)	490.4	448.0	416.1	403.9	371.2	1,693.5	3,823.1
Capital lease obligations (2)	2.4	2.0	1.9	1.9	1.6	9.5	19.3
Capping, closure and post- closure obligations	59.8	48.4	80.8	70.2	60.1	3,182.8	3,502.1
Other long-term liabilities (3)	—	63.4	47.9	34.9	26.1	120.9	293.2
Unrecorded obligations:
Operating leases	35.9	33.7	27.8	21.6	17.2	91.8	228.0
Purchase obligations:(4)
Disposal related	97.6	75.4	64.7	52.0	49.3	153.6	492.6
Other	36.5	32.4	34.0	20.4	17.5	235.7	376.5

Total cash contractual obligations	$957.9	$1,615.4	$674.2	$979.0	$1,218.4	$10,267.0	$15,711.9

(1)	Amount represents scheduled principal and interest due (excluding discounts) as well as principal due on capital leases which are shown separately below. Scheduled interest payment obligations are calculated using stated coupons for fixed debt and interest rates effective as of December 31, 2006 for variable rate debt.

(2)	Amount represents scheduled principal and interest due on capital leases.

(3)	The current portion of other long-term obligations is not reflected here, as it is included in the other accrued liabilities balance.

(4)	Purchase obligations consist primarily of (i) disposal related agreements which include fixed or minimum royalty payments, host agreements, and take-or-pay and put-or-pay agreements and (ii) other obligations including, committed capital expenditures and consulting services arrangements.

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
At December 31, 2006, we were in compliance with all financial and other covenants under our 2005 Credit Facility. We are not subject to any minimum net worth covenants. At December 31, 2006, Total Debt/EBITDA(1) ratio, as defined by the 2005 Credit Facility, was 4.49:1 and our EBITDA(1)/Interest ratio was 2.54:1.

(1)	EBITDA, which is a non-GAAP measure, used for covenants, is calculated in accordance with the definition in the 2005 Credit Facility agreement. In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies.
Failure to comply with the financial and other covenants under our 2005 Credit Facility, as well as the occurrence of certain material adverse events, would constitute default under the credit agreement and would allow the lenders under the 2005 Credit Facility to accelerate the maturity of all indebtedness under the credit agreement. This could also have an adverse impact on availability of financial assurances. In addition, maturity acceleration on the 2005 Credit Facility constitutes an event of default under our other debt instruments, including our senior notes and, therefore, these would also be subject to acceleration of maturity. If such acceleration of maturities of indebtedness were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under the 2005 Credit Facility for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or assets sales, if necessary. We may be unable to amend the 2005 Credit Facility or raise sufficient capital to repay such obligations in the event the maturities are accelerated.
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
Additionally, we are required to provide financial assurance for our insurance program and collateral required for certain performance obligations. We do not expect a material increase in financial assurances during 2007, although the mix of financial assurance instruments may change.
At December 31, 2006, we had the following financial assurance instruments and collateral in place (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$661.9	$—	$—	$—	$661.9
Surety bonds	597.4	510.0	—	—	1,107.4
Trust deposits	83.4	—	—	—	83.4
Letters of credit (1)	456.4	58.7	273.5	125.1	913.7

Total	$1,799.1	$568.7	$273.5	$125.1	$2,766.4

(1)	These amounts were issued under the 2005 Revolver, the Incremental Revolving Letter of Credit and the Institutional Letter of Credit Facility under our 2005 Credit Facility.
These financial instruments are issued in the normal course of business and are not debt of our company. Since we currently have no liability for these financial assurance instruments, they are not reflected in the accompanying consolidated balance sheets. However, we record capping, closure and post-closure liabilities and self-insurance liabilities as they are incurred. The underlying obligations of the financial assurance instruments, in excess of those already reflected in our consolidated balance sheets, would be recorded if it is probable that we would be unable to fulfill our related obligations. We do not expect this to occur.
Off-Balance Sheet Financing
We have no off-balance sheet debt or similar obligations, other than financial assurance instruments and operating leases that are not classified as debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third-party debt.
Interest Rate Risk Management
We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. Our policy requires that no less than 70% of our total debt is fixed, either directly or effectively through interest rate swap agreements. At December 31, 2006, approximately 80% of our debt was fixed, all directly.
From time to time, we have entered into interest rate swap agreements for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Our strategy is to use interest rate swap contracts when such transactions will serve to reduce our aggregate exposure and meet the objectives of our interest rate policy. These contracts are not entered into for trading purposes. At December 31, 2006, we had no interest rate swap agreements outstanding.

Contingencies
Securities litigation —
A consolidated amended class action complaint was filed against us and five of our current and former officers on March 31, 2005 in the U.S. District Court for the District of Arizona, consolidating three lawsuits previously filed on August 9, 2004, August 27, 2004 and September 30, 2004. The amended complaint asserted claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaint alleged that from February 10, 2004 to September 13, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated results for fiscal year 2004. The lawsuit sought an unspecified amount of damages. We filed a motion to dismiss the complaint on May 2, 2005. On December 15, 2005, the U.S. District Court for the District of Arizona granted our motion and dismissed the lawsuit with prejudice. Plaintiffs have appealed the dismissal to the 9th Circuit Court of Appeals. On October 6, 2006 the plaintiffs filed their opening appellate brief. The company and four individual defendants filed their brief in opposition on December 15, 2006, and the plaintiffs filed their reply brief on January 24, 2007. We do not believe the outcome of this matter will have a material adverse effect on our consolidated liquidity, financial position or results of operations.
Landfill permitting —
In September 1999, neighboring parties and the county drainage district filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from an unrelated dispute years ago related to drainage discharge rights. In 2001, the TCEQ granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 2.4 million tons at December 31, 2006. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a judgment issued by a Texas state trial court in the civil lawsuit effectively revoked the expansion permit that was granted by the TCEQ in 2001, which would require us to operate the landfill according to a prior permit granted in 1988. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.
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
Environmental —
On March 14, 2006, our wholly-owned subsidiary, BFI Waste Systems of Mississippi, LLC, received a Notice of Violation from the Environmental Protection Agency (the “EPA”) alleging that it was in violation of certain Clean Air Act provisions governing federal Emissions Guidelines for Municipal Solid Waste Landfills, New Source Performance Standards for Municipal Solid Waste Landfills, and the facility Operating Permit at its Little Dixie Landfill. The majority of these alleged violations involve the failure to file reports or permit applications, including but not limited to design capacity reports, NMOC emission rate reports and collection and control system design plans, with the EPA in a timely manner. If we are found to be in violation of such regulations we may be subject to remedial action under EPA regulations, including monetary sanctions of up to $32,500 per day. By letter dated January 17, 2007, the EPA notified the company that EPA had referred the matter to the U.S. Department of Justice for purposes bringing an enforcement action and invited the company to engage in settlement negotiations.

On June 27, 2006, our wholly-owned subsidiary, American Disposal Services of West Virginia, Inc., received a proposed Settlement Agreement and Consent Order from the West Virginia Department of Environmental Protection seeking to assess a civil penalty of $150,000 and seeking to require the facility to perform a Supplemental Environmental Project (SEP) with a value of not less than $100,000 to resolve several alleged environmental violations under the West Virginia Solid Waste Management Act that occurred over the past three years at its Short Creek Landfill in Ohio County, West Virginia. In a Settlement Agreement and Consent Order effective September 12, 2006, our subsidiary agreed to pay a civil penalty of $150,000 and to perform a SEP with a value of not less than $100,000.
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
We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2003. Two significant matters relating to these audits are discussed below.
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
In April 2005, the Appeals Office of the IRS upheld the disallowance of the capital loss deduction. As a result, in late April 2005 we paid a deficiency to the IRS of $23 million for BFI tax years prior to the acquisition. In July 2005, we filed a suit for refund in the United States Court of Federal Claims. In December 2005, the government filed a counterclaim for assessed interest of $12.8 million and an assessed penalty of $5.4 million. The IRS has agreed to suspend the collection of the assessed interest and penalty until a decision is rendered on our suit for refund.
Based on the complexity of the case, we estimate it will likely take a number of years to fully try the case and obtain a decision. Furthermore, depending on the circumstances at that time, the losing party may appeal the decision to the United States Court of Appeals for the Federal Circuit. A settlement, however, could occur at any time during the litigation process.
The remaining tax years affected by the capital loss issue are currently being audited or reviewed by the IRS. A decision by the Court of Federal Claims in the pending suit for refund, or by the Federal Circuit if the case is appealed, should resolve the issue in these years as well. If we were to win the case, the initial payments would be refunded to us. If we were to lose the case, the deficiency associated with the remaining tax years would be due. If we were to settle the case, the settlement would likely cover all affected tax years and any resulting deficiency would become due in the ordinary course of the audits.

On July 12, 2006, the Federal Circuit reversed a decision by the Court of Federal Claims favorable to the taxpayer in Coltec v. United States, 454 F.3d 1340 (Fed. Cir. 2006), in a case involving a similar transaction. We are not a party to this proceeding. The Federal Circuit nonetheless affirmed the taxpayer’s position regarding the technical interpretation of the relevant tax code provisions.
Although we continue to believe that our suit for refund in the Court of Federal Claims is factually distinguishable from Coltec, the legal bases upon which the decision was reached by the Federal Circuit may impact our litigation.
If the capital loss deduction is fully disallowed, we estimate it could have a potential federal and state cash tax impact (excluding penalties) of approximately $280 million, of which approximately $33 million has been paid, plus accrued interest through December 31, 2006 of approximately $131 million ($79 million net of tax benefit). Additionally, the IRS could ultimately impose penalties and interest on those penalties for any amount up to approximately $130 million, after tax.
In April 2002, we exchanged minority partnership interests in four waste to energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly-owned subsidiaries. The IRS is contending that the exchange was a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $160 million plus accrued interest through December 31, 2006 of approximately $31 million ($19 million, net of tax benefit). Also, the IRS could propose a penalty of up to 40% of the additional income tax due. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.
The potential tax and interest (but not penalties or penalty-related interest) impact of the above matters has been fully reserved on our consolidated balance sheet. With regard to tax and accrued interest through December 31, 2006, a disallowance would not materially affect our consolidated results of operations; however, a deficiency payment would adversely impact our cash flow in the period the payment was made. The accrual of additional interest charges through the time these matters are resolved will affect our consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.
Indemnification —
We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that relate to our activities prior to the divestiture and that may become known in the future. As of December 31, 2006, we estimated the contingent obligations associated with these indemnifications to be insignificant.
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
Accounting for Stock Options Granted to Employees
For a description of our accounting for stock options granted to employees, see Note 11, Stock Plans, to our consolidated financial statements included herein.
Critical Accounting Judgments and Estimates
Our consolidated financial statements have been prepared using accounting principles generally accepted in the United States and necessarily include certain estimates and judgments made by management. The following is a list of accounting policies that we believe are the most critical in understanding our company’s financial position and results of operations and that may require management to make subjective or complex judgments about matters that are inherently uncertain. Such critical accounting policies, estimates and judgments are applicable to all of our reportable segments.
We have noted examples of the residual accounting and business risks inherent in these accounting policies. Residual accounting and business risk is defined as the inherent risk that we face after the application of our policies and processes and is generally outside of our control.

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

Landfill Accounting
Landfill operating costs are treated as period expenses and are not discussed further herein.

Our landfill assets fall into the following two categories, each of which require accounting judgments and estimates:

• Landfill development costs that are capitalized as an asset as incurred.

• Landfill retirement obligations that result in an asset when we record our capping, closure and post-closure liabilities.

We use the life-cycle accounting method for landfills and the related capping, closure and post-closure liabilities. In life-cycle accounting, all capitalizable costs to acquire, develop and retire a site are recorded to amortization expense based upon the consumption of disposal capacity. Estimates of future landfill disposal capacity are updated periodically (at least annually) based on third-party aerial surveys.

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

Landfill Development
Site permit
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

 During the development stage we capitalize certain costs prior to the receipt of all required permits.
Changes in legislative or regulatory requirements may cause changes in the landfill site permitting process. These changes could make it more difficult and/or costly to obtain a landfill permit.

Studies performed by third parties could be inaccurate which could result in the revocation of a permit and changes to accounting assumptions. Conditions could exist that were not identified in the study, which make the location not feasible for a landfill and could result in the revocation of a permit. Revocation of a permit could materially impair the recorded value of the landfill asset.

Actions by neighboring parties, private citizen groups or others to oppose our efforts to obtain permits could result in revocation or suspension of a permit, which could adversely impact the economic viability of the landfill and could materially impair the recorded value of the landfill. As a result of opposition to our obtaining a permit, improved technical information as a project progresses, or changes in the anticipated economics associated with a project, we may decide to reduce the scope or abandon a project which could result in a loss or asset impairment.
Technical landfill design
Upon receipt of initial regulatory approval, technical landfill designs are prepared. These designs are compiled by third-party consultants and reviewed by our environmental management group. The technical designs include the detailed specifications to develop and construct all components of the landfill including the types and quantities of materials that will be required. The technical designs are submitted to the regulatory agencies for approval. Upon approval of the technical designs, the regulatory agencies issue permits to develop and operate the landfill.
Changes in legislative or regulatory requirements may require changes in the landfill technical design. These changes could make it more difficult and/or costly to meet new design standards.

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

Development costs
The types of costs that are detailed in the technical design specifications generally include excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection systems and monitoring probes, installation of groundwater monitoring wells, construction of leachate management facilities and other costs associated with the development of the site. We review the adequacy of our cost estimates used in the annual update of development costs by comparing estimated costs with third-party bids or contractual arrangements, reviewing the changes in year over year cost estimates for reasonableness and comparing our resulting development cost per acre with prior period costs. These development costs, together with any costs incurred to acquire, design and permit the landfill, including capitalized interest, are recorded to the landfill asset on the balance sheet as incurred.

Actual future costs of construction materials and third-party labor could differ from the costs we have estimated because of the impact from general economic conditions on the availability of the required materials and labor. Technical designs could be altered due to unexpected operating conditions, regulatory changes or legislative changes.

Landfill development asset amortization
In order to match the expense related to the landfill asset with the revenue generated by the landfill operations, we amortize the landfill development asset over its operating life on a per-ton basis as waste is accepted at the landfill. At the end of a landfill’s operating life, the landfill asset is fully amortized. The per-ton rate is calculated by dividing the sum of the landfill net book value plus estimated future development costs (as described above) for the landfill by the landfill’s estimated remaining disposal capacity. The expected future development costs are not inflated and discounted, but rather expressed in nominal dollars. This rate is applied to each ton accepted at the landfill and recorded as a charge to amortization expense.
Increases and decreases in our future development cost estimates and changes in disposal capacity will normally result in a change in our amortization rates on a prospective basis. An unexpected significant increase in estimated costs or reduction in disposal capacity could affect the ongoing economic viability in an asset impairment.

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

Amortization rates are influenced by the original cost basis of the landfill, including acquisition costs, which in turn is determined by geographic location and market values. We have secured significant landfill assets through business acquisitions in the past and valued them at the time of acquisition based upon market value. Amortization rates are also influenced by site-specific engineering and cost factors.

Estimate updates
On at least an annual basis, we update the estimates of future development costs and remaining disposal capacity for each landfill. These costs and disposal capacity estimates are reviewed and approved by senior operation management annually. Changes in cost estimates and disposal capacity are reflected prospectively in the landfill amortization rates that are updated annually.

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

Closure and post-closure monitoring
Closure costs are costs incurred after a landfill site stops receiving waste, but prior to being certified as closed. After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which generally extends for a period of 30 years. Costs associated with closure and post-closure requirements generally include maintenance of the site and monitoring methane gas collection systems and groundwater systems, and other activities that occur after the site has ceased accepting waste. Costs associated with post-closure monitoring generally include groundwater sampling, analysis and statistical reports, third-party labor associated with gas system operations and maintenance, transportation and disposal of leachate and erosion control costs related to the final cap.

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

Landfill retirement obligation liability/asset
Estimates of the total future costs required to cap, close and monitor the landfill as specified by each landfill permit are updated annually. The estimates include inflation, the specific timing of future cash outflows, and the anticipated waste flow into the capping events. Our cost estimates are inflated to the period of performance using an estimate of inflation, which is updated annually (2.5% in both 2006 and 2005).

The present value of the remaining capping costs for a specific capping event and the remaining closure and post-closure costs for the landfill are recorded as incurred on a per-ton basis. These liabilities are incurred as disposal capacity is consumed at the landfill.

Capping, closure and post-closure liabilities are recorded in layers and discounted using our credit-adjusted risk-free rate in effect at the time the obligation is incurred.

The retirement obligation is increased each year to reflect the passage of time by accreting the balance at the same credit-adjusted risk-free rate that was used to calculate each layer of the recorded liability. This accretion expense is charged to cost of operations.

Actual cash expenditures reduce the asset retirement obligation liability as they are made.

A corresponding retirement obligation asset is recorded for the same value as the additions to the capping, closure and post-closure liabilities.

The retirement obligation asset is amortized to expense on a per-ton basis as disposal capacity is consumed. The per-ton rate is calculated by dividing the sum of the recorded retirement obligation asset net book value and expected future additions to the retirement obligation asset by the remaining disposal capacity. A per-ton rate is determined for each separate capping event based on the disposal capacity relating to that event. Closure and post-closure per-ton rates are based on the total disposal capacity of the landfill.
Actual timing of disposal capacity utilization could differ from projected timing, causing differences in timing of when amortization and accretion expense is recognized for capping, closure and post-closure liabilities.

Changes in inflation rates could impact our actual future costs and our total liabilities.

Changes in our capital structure or market conditions could result in changes to the credit-adjusted risk-free rate used to discount the liabilities, which could cause changes in future recorded liabilities, assets and expense.

Changes in the landfill retirement obligation due to changes in the anticipated waste flow, cost estimates or the timing of expenditures for closed landfills and fully incurred but unpaid capping events are recorded in results of operations as new information becomes available. This could result in unanticipated increases or decreases in expense.

Amortization rates could change in the future based on the evaluation of new facts and circumstances relating to landfill capping design, post-closure monitoring requirements, or the inflation or discount rate.

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
We may be unsuccessful in obtaining permits for probable expansion disposal capacity because of the failure to obtain the final local, state or federal permits or due to other unknown reasons. If we are unsuccessful in obtaining permits for probable expansion disposal capacity, or the disposal capacity for which we obtain approvals is less than what was estimated, both costs and disposal capacity will change, which will generally increase the rates we charge for landfill amortization and capping, closure and post-closure accruals. An unexpected decrease in disposal capacity could cause an asset impairment.
2. All geological and other technical siting criteria for a landfill have been met or an exception from such requirements has been received (or can reasonably be expected to be achieved).
3. The political process has been assessed and there are no identified impediments that cannot be resolved.
4. We are actively pursuing the expansion permit and have an expectation that the final local, state and federal permits will be received within the next five years.
5.    Senior operation management approval has been obtained.

After successfully meeting these criteria, the disposal capacity that will result from the planned expansion is included in our remaining disposal capacity estimates. Additionally, for purposes of calculating landfill

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

amortization and capping, closure and post-closure rates, we include the incremental costs to develop, construct, close and monitor the related probable expansion disposal capacity.
Environmental Liabilities
Environmental liabilities arise from contamination existing at our landfills or at third-party landfills or other sites that we (or a predecessor company) have delivered or transported waste to. These liabilities are based on our estimates of future costs that we will incur for remediation activities and the related litigation costs. To determine our ultimate liability at these sites, we have used third-party environmental engineers and legal counsel to assist in the evaluation of several factors, including the extent of contamination at each identified site, the most appropriate remedy, the financial viability of other potentially responsible parties and the apportionment of responsibility among the potentially responsible parties. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable. The majority of our environmental liabilities are obligations that we assumed in connection with an acquisition. Any changes in the assumed accruals for environmental liabilities from the amounts recorded by the predecessor are charged or credited to operating expense after one year. If the liabilities arise through the normal course of business, the accruals are also charged to operating expense.

Estimate updates
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
We periodically consult with third-party legal counsel and environmental engineers to review the status of all environmental matters and to assist our environmental and legal management in updating our estimates of the likelihood and amounts of remediation. As the timing of cash payments for these liabilities is uncertain, the liabilities are not discounted. Changes in the liabilities resulting from these reviews are recorded to operating income in the period in which the change in estimate is made.

Summary

We have determined that the recorded liability for environmental matters as of December 31, 2006 and 2005 of approximately $217.3 million and $272.8 million, respectively, represents the most probable outcome of these matters. Cash paid for environmental

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

matters during 2006 and 2005 was $20.1 million and $31.4 million, respectively.

We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, based on our review of the variability inherent in these estimates, we believe it is reasonably possible that the ultimate outcome of environmental matters, excluding capping, closure and post-closure costs, could result in approximately $24 million of additional liability. Due to the nature of these matters, the cash flow impact would not be immediate and would most likely occur over a period greater than five years.

Self-insurance Liabilities and Related Costs

We maintain high deductibles for commercial general liability, automobile liability and workers’ compensation coverages, ranging from $1 million to $3 million. Our insurance claim liabilities are reflected in our consolidated balance sheet as an accrued liability. Prior to December 31, 2006, we reported our insurance claim liabilities net of amounts due from insurers on claims in excess of the related deductible. As we are the primary obligor for payment of all claims, we determined that we should report our insurance claim liabilities on a gross basis along with a corresponding amount due from insurers. As a result of this revision in classification, we have increased our insurance claims reserves as of December 31, 2006 and 2005, by $34.5 million and $35.7 million, with a corresponding amount due from our insurers. This revision in classification had no impact on our financial condition or results of operations.

Our insurance claim liabilities are determined by a third-party actuary and are based primarily upon our past claims experience, which considers both the frequency and settlement amount of claims. We use a third-party administrator to track and evaluate actual claims experience used in the annual actuarial valuation. Our insurance claim liabilities are recorded on an undiscounted basis.

As of December 31, 2006 and 2005, we had approximately $294.6 million and $294.1 million of insurance claim liabilities and amounts due from insurers of $34.5 million and $35.7 million on our balance sheet. Cash
Incident rates, including frequency and severity, could increase or decrease during a year causing our current and future actuarially determined obligations to increase or decrease.

The settlement costs to discharge our obligations, including legal and health care costs, could increase or decrease causing current and/or prior estimates of our self-insurance liability to change.

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

paid for insurance claims during 2006 and 2005 was $250.2 million and $248.4 million, respectively.

Loss Contingencies
We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess the potential liability. Management’s assessment is developed in consultation with third-party legal counsel and other advisors and is based on an analysis of possible outcomes under various strategies.

Generally, we record losses related to contingencies in cost of operations or selling, general and administrative expenses, depending on the nature of the underlying transaction leading to the loss contingency.

Asset Impairment

Actual costs can vary from estimates for a variety of reasons. For example, the costs from settlement of claims and litigation can vary from estimates based on differing interpretations of laws, opinions on culpability and assessments of the amount of damages.

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
If we have events or changes in circumstances, including reductions in anticipated cash flows generated by our operations or determinations to divest assets, certain assets could be impaired which would result in a non-cash charge to earnings.

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

Evaluation criteria
We test long-lived assets for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in the extent or manner in which we use a long-lived asset, a change in its physical condition, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a long-lived asset significantly before the end of its previously estimated useful life.

Recognition criteria
If such circumstances arise, we recognize an impairment for the difference between the carrying amount and fair value of the asset, if the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from its use and eventual disposition. We generally use the present value of the expected cash flows from that asset to determine fair value.

Our most significant asset impairment exposure, other than goodwill (see discussion below) is our investment in landfills. A significant reduction in our estimated disposal capacity as a result of unanticipated events such as regulatory developments and aerial surveys could trigger an impairment charge.

Goodwill Impairment
Valuation methodology
We evaluate goodwill for impairment based on the estimated fair value of each reporting unit. We define reporting units as our five geographic operating segments. We estimate fair value based on projected net cash flows discounted using a weighted average cost of capital, which was approximately 7.5% in 2006 and 7.4% in 2005. In performing this analysis we periodically engage the services of third party consultants.

Evaluation criteria

The estimated fair value of our reporting units could change with changes in our capital structure, cost of debt, interest rates, actual capital expenditure levels, ability to perform at levels that were forecasted, or the market capitalization of the company. For example, a reduction in long-term growth assumptions could reduce the estimated fair value to below carrying value, which would trigger an impairment charge. Similarly, an increase in our weighted average cost of capital could trigger an impairment charge.

We test goodwill for recoverability on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Examples of such events could include a significant adverse change in legal factors, our liquidity or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a reporting unit or a significant portion of a reporting unit.

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

Recognition criteria
We recognize an impairment if the net book value of a reporting unit exceeds the related fair value. At the time of a divestiture of an individual business unit within a reporting unit, goodwill of the reporting unit is allocated to that business unit based on the relative fair value of the unit being disposed to the total fair value of the reporting unit and a gain or loss on disposal is determined. Subsequently, the remaining goodwill in the reporting unit from which the assets were divested is re-evaluated for impairment, which could result in an additional loss.

Summary

In the past, we have incurred non-cash losses on sales of business units driven primarily by the goodwill allocated to the business units divested. If similar divestiture decisions are made in the future, we could incur additional non-cash losses.
At December 31, 2006 and 2005, we had recorded goodwill of $8.1 billion and $8.2 billion, respectively, all of which was considered to be recoverable from future operations based on estimated future discounted cash flows.

Tax Accruals
We account for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax bases of assets, other than non-deductible goodwill, and liabilities. The differences are measured using the income tax rate in effect during the year in which the differences are expected to reverse. We utilize outside experts and legal counsel to assist in the development or review of significant tax positions used in establishing our liability.

We provide a valuation allowance for deferred tax assets (including net operating loss, capital loss and minimum tax credit carryforwards) when it is more likely than not that we will not be able to realize the future benefits giving rise to the deferred tax asset.

We record liabilities for probable tax adjustments proposed or expected by tax authorities at the federal and state level.

The acquisition of BFI in 1999, which was accounted for as a purchase business combination, resulted in approximately $6.8 billion of goodwill, $6.5 billion of which is non-deductible for tax purposes. At December 31, 2006, approximately $5.8 billion of non-deductible goodwill remains on our balance sheet.
The balance sheet classification and amount of the tax accounts established relating to acquisitions are based on certain assumptions that could possibly change based on the ultimate outcome of certain tax matters. As these tax accounts were established in purchase accounting, any future changes relating to these amounts will result in an adjustment to goodwill.

Changes in estimated realizability of deferred tax assets could result in adjustments to income tax expense.

We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years. The Internal Revenue Code (IRC) and Income Tax Regulations are a complex set of rules that we are required to interpret and apply to our transactions. Positions taken in tax years under examination or subsequent years may be uncertain and are subject to challenge. Accordingly, we may have exposure for additional tax liabilities arising from these audits if any positions taken are disallowed by the taxing authorities. (See Note 13 of our consolidated financial statements included herein.)

Actual income tax rates can vary from period to period as a result of differences between estimated and actual earnings, non-deductible items and net operating loss or tax credit utilization. An increase or decrease in the tax

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

Income tax expense is recorded on an interim basis based on the expected annual effective tax rate and discrete period items. The annual effective tax rate is determined using estimated full year earnings, non-deductible items and tax credits that are anticipated to be utilized.

Summary
 As of December 31, 2006, we have federal and state net operating loss and minimum tax credit carryforwards with an after tax benefit totaling $271.6 million most of which will expire if not used. Valuation allowances have been established for the possibility that certain of the state carryforwards may not be used.
rate could have a material impact on our results of operations.

Defined Benefit Pension Plans
Recognition criteria
Our defined benefit retirement plan was assumed in connection with the acquisition of BFI. The benefits of approximately 97% of the current plan participants were frozen upon acquisition.

The benefit obligation and associated income or expense is determined by an independent third party actuary based on assumptions we believe are reasonable. We use a third party to administer the plan and maintain certain data that is provided to the actuary. The plan assets are managed by a third party that is not affiliated with our actuary. Beginning December 31, 2006, we have recognized a pension asset on our balance sheet for the difference between the fair value of the plan’s assets and its projected benefit obligation.

Our funding policy is to make annual contributions to the pension plan as determined to be required by the plan’s actuary to meet the minimum requirements of the Employee Retirement Income Security Act (ERISA) and the IRC as amended by the Pension Protection Act of 2006. No contributions were required during the last three years and no contributions are anticipated for 2007.

The pension plan’s assets are invested as determined by our Retirement Benefits Committee. At December 31, 2006, approximately 41% of the total plan assets of $371 million, were invested in fixed income bond funds and approximately 59% in equity funds.
Changes in the plan’s investment mix and performance of the equity and bond markets and of fund managers could impact the amount of pension income or expense recorded, the funded status of the plan and the need for future cash contributions. At December 31, 2006, the plan was over-funded by $11.6 million.

Accounting Policy and Process	Residual Accounting and
Use of Estimates	Business Risk

Assumptions
The assumptions used in the measurement of the plan’s benefit obligations as of September 30 and net periodic pension cost for the following years are summarized below:

	2006	2005
Discount rate	6.00%	5.75%
Expected return on plan assets	8.25%	8.50%
Average rate of compensation increase	5.00%	5.00%

The assumed discount rate is based on a model which matches the timing and amount of expected benefit payments to maturities of high-quality bonds priced as of the measurement date. Where that timing does not correspond to a published high-quality bond rate, the model uses an expected yield curve to determine an appropriate current discount rate.
Our assumed discount rate is sensitive to changes in market-based interest rates. A decrease in the discount rate will increase our related benefit plan obligation.

The expected return on our plan assets represents a long-term view of returns based on our current asset mix. In developing our expected rate of return assumption, we evaluate long-term expected and historical actual returns on the plan assets from our investment managers, which give consideration to our asset mix and the anticipated duration of our plan obligations.

The average rate of compensation increase reflects our expectations of average pay increases over the period benefits are earned and applies only to the portion of the plan that is not frozen. Less than 3% of plan participants continue to earn service benefits.

We annually review our asset allocation, as well as other actuarial assumptions and adjust them as deemed necessary.
Our annual pension expense would be impacted if the actual return on plan assets varies from the expected returns.

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
Disclosure Regarding Forward Looking Statements
This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Forward Looking Statements). All statements, other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Examples of these Forward Looking Statements include, among others, statements regarding:
•	our business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies;

•	our ability to obtain financing, refinance existing debt, increase liquidity, reduce interest cost, extend debt maturities and provide adequate financial liquidity;

•	the adequacy of our operating cash flow and revolving credit facility to make payments on our indebtedness, support our capital reinvestment needs and fund other liquidity needs;

•	our expected interest savings in connection with the refinancing of portions of our 2005 Credit Facility and the tender offer of a portion of our 8.875% senior notes;

•	our expectation of the amounts we will spend on capital expenditures, closure, post-closure and remediation expenditures related to landfill operations;

•	our ability to generate free cash flows from operations;

•	our ability to achieve credit ratios that would allow us to receive benefits of a cross-over investment grade company and/or investment grade-like cost of capital;

•	our ability to achieve price and volume increases and cost reductions in the future;

•	our estimates of future annual interest costs reductions;

•	our ability to perform our obligations under financial assurance contracts and our expectation that financial assurance contracts will not materially increase;

•	underlying assumptions related to general economic and financial market condition;

•	our expectation that our casualty, property or environmental claims or other contingencies will not have a material effect on our operations;

•	our belief that the costs of settlements or judgments arising from litigation and the effects of settlements or judgments on our consolidated liquidity, financial position or results of operation will not be material;

•	our ability to implement environmental safeguards to comply with governmental requirements;

•	the impact of fuel costs and fuel recovery fees on our operations;

•	our ability to meet our projected capital expenditures spending;

•	our ability to achieve benefits, including the timing and amount of any benefits, resulting from the implementation of standards and best practices program;

•	our estimates of future costs and savings related to the realignment of our operating organization;

•	our ability to renew our receivables liquidity facility;

•	our expectations regarding the utilization of tax loss carryforwards;

•	our ability to sustain uncertain tax positions;

•	our ability to maintain sufficient surplus between our covenant ratios;

•	the amount, timing and sources of additional cash payments to the IRS and other taxing authorities;

•	our ability to avoid penalties from the IRS;

•	the ability to anticipate the impact of changes in federal, state, or local laws or regulations; and,

•	the impact or effect of new accounting pronouncements on the company.

See Item 1A, “Risk Factors”, for a description of some of the risks and uncertainties that could cause our actual results to differ materially from the expectations reflected in our Forward-Looking Statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk. We are subject to interest rate risk on our variable rate long-term debt. From time to time, to reduce the risk from interest rate fluctuations, we have entered into hedging transactions that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We currently have no outstanding interest rate swap arrangements at December 31, 2006.
Increases or decreases in short-term market rates did not materially impact cash flow in 2006. At December 31, 2006, we have $1.4 billion of floating rate debt. If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $14.2 million ($8.5 million after tax). This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Notes 4 and 5 to our consolidated financial statements in this Form 10-K for additional information regarding how we manage interest rate risk.
Fuel prices. Fuel costs represent a significant operating expense. Historically, we have mitigated fuel cost exposure with fixed price purchase contracts. A significant portion of these contracts expired in the first quarter of 2005 and the remainder in the first quarter of 2006.
When economically practical, we may enter into new or renewed contracts, or engage in other strategies to mitigate market risk. Where appropriate, we have implemented a fuel recovery fee that is designed to recover our fuel costs. However, while we charge these fees to a majority of our customers, we are unable to charge such fees to all customers. Consequently, an increase in fuel costs results in (1) an increase in our costs of operations, (2) a smaller increase in our revenues (from the fuel recovery fee) and (3) a decrease in our operating margin percentage, since the increase in revenue is more than offset by the increase in cost. Conversely, a decrease in fuel costs results in (1) a decrease in our costs of operations, (2) a smaller decrease in our revenues and (3) an increase in our operating margin percentage.
At our current consumption levels, a one-cent change in the price of diesel fuel changes our fuel costs by approximately $1.2 million ($0.7 million, after tax) on an annual basis, which would be partially offset by a smaller change in the fuel recovery fees charged to our customers. Accordingly, a substantial rise or drop in fuel costs could result in a material impact to our revenues and costs of operations.
Commodities prices. We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenues from sales of recycled cardboard and newspaper in 2006 were approximately $94 million compared to $107 million in 2005.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Allied Waste Industries, Inc.
We have completed integrated audits of Allied Waste Industries, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allied Waste Industries, Inc. (the Company) and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 of Part IV of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for conditional asset retirement obligations effective December 31, 2005, its method of accounting for stock-based compensation effective January 1, 2006, and its method of accounting for the funded status of its defined benefit pension obligations effective December 31, 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Report on Internal Control over Financial Reporting appearing under Item 9A. Controls and Procedures, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Phoenix, Arizona
February 22, 2007

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2006	2005
ASSETS
Current Assets —
Cash and cash equivalents	$94.1	$56.1
Accounts receivable, net of allowance of $19.2 and $17.8	701.3	690.5
Prepaid and other current assets	79.8	80.5
Deferred income taxes	172.5	93.3

Total current assets	1,047.7	920.4
Property and equipment, net	4,354.0	4,273.5
Goodwill	8,126.1	8,184.2
Other assets, net	283.2	283.2

Total assets	$13,811.0	$13,661.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$236.6	$238.5
Accounts payable	502.8	564.8
Current portion of accrued capping, closure, post-closure and environmental costs	95.8	95.8
Accrued interest	106.9	116.5
Other accrued liabilities	356.5	330.5
Unearned revenue	234.1	229.4

Total current liabilities	1,532.7	1,575.5
Long-term debt, less current portion	6,674.0	6,853.2
Deferred income taxes	357.3	305.5
Accrued capping, closure, post-closure and environmental costs, less current portion	769.5	796.8
Other long-term obligations	878.6	690.9
Commitments and Contingencies
Stockholders’ Equity —
Series C senior mandatory convertible preferred stock, $0.10 par value, 6.9 million shares authorized, issued and outstanding, liquidation preference of $50.00 per share, net of $11.9 million of issuance costs	—	333.1
Series D senior mandatory convertible preferred stock, $0.10 par value, 2.8 million shares authorized, 2.4 million shares issued and outstanding, liquidation preference of $250.00 per share, net of $19.2 million of issuance costs	580.8	580.8
Common stock; $0.01 par value; 525 million authorized shares; 367.9 million and 331.2 million shares issued and outstanding	3.7	3.3
Additional paid-in capital	2,802.0	2,440.7
Accumulated other comprehensive loss	(57.4)	(70.3)
Retained earnings	269.8	151.8

Total stockholders’ equity	3,598.9	3,439.4

Total liabilities and stockholders’ equity	$13,811.0	$13,661.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues	$6,028.8	$5,734.8	$5,514.0
Cost of operations (exclusive of depreciation and amortization shown below)	3,874.3	3,745.7	3,514.6
Selling, general and administrative expenses	595.3	519.2	553.7
Depreciation and amortization	569.3	554.4	559.3
Loss from divestitures and asset impairments	22.5	—	—

Operating income	967.4	915.5	886.4
Interest expense and other	567.9	588.0	758.9

Income before income taxes	399.5	327.5	127.5
Income tax expense	238.5	133.9	72.2
Minority interest	0.1	(0.2)	(2.7)

Income from continuing operations	160.9	193.8	58.0
Income (loss) from discontinued operations, net of tax	—	10.8	(8.7)
Cumulative effect of change in accounting principle, net of tax	—	(0.8)	—

Net income	160.9	203.8	49.3
Dividends on preferred stock	(42.9)	(52.0)	(21.6)

Net income available to common shareholders	$118.0	$151.8	$27.7

Basic EPS:
Continuing operations	$0.33	$0.43	$0.12
Discontinued operations	—	0.03	(0.03)
Cumulative effect of change in accounting principle	—	(0.00)	—

Net income available to common shareholders	$0.33	$0.46	$0.09

Weighted average common shares	356.7	326.9	315.0

Diluted EPS:
Continuing operations	$0.33	$0.43	$0.11
Discontinued operations	—	0.03	(0.02)
Cumulative effect of change in accounting principle	—	(0.00)	—

Net income available to common shareholders	$0.33	$0.46	$0.09

Weighted average common and common equivalent shares	359.3	330.1	319.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

				Accumulated
			Additional	Other	Retained	Total
	Preferred	Common	Paid-In	Comprehensive	Earnings	Stockholders’
	Stock	Stock	Capital	Loss	(Deficit)	Equity
Balance as of December 31, 2003	$333.1	$3.2	$2,318.5	$(94.5)	$(42.6)	$2,517.7

Common stock issued, net	—	—	20.3	—	—	20.3
Stock options	—	—	14.1	—	—	14.1
Dividends paid on Series C mandatory convertible preferred stock	—	—	(14.9)	—	(6.7)	(21.6)
Net income	—	—	—	—	49.3	49.3
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	—	—	—	18.2	—	18.2
Net loss on hedging derivatives reclassified to earnings	—	—	—	4.3	—	4.3
Employee benefits plan liability adjustment	—	—	—	2.6	—	2.6

Balance as of December 31, 2004	$333.1	$3.2	$2,338.0	$(69.4)	$—	$2,604.9

Common stock issued, net	—	0.1	100.5	—	—	100.6
Stock options	—	—	2.2	—	—	2.2
Issuance of Series D mandatory convertible preferred stock	580.8	—	—	—	—	580.8
Dividends paid on Series C mandatory convertible preferred stock	—	—	—	—	(21.6)	(21.6)
Dividends paid on Series D mandatory convertible preferred stock	—	—	—	—	(30.4)	(30.4)
Net income	—	—	—	—	203.8	203.8
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	—	—	—	1.3	—	1.3
Employee benefits plan liability adjustment	—	—	—	(2.2)	—	(2.2)

Balance as of December 31, 2005	$913.9	$3.3	$2,440.7	$(70.3)	$151.8	$3,439.4

Common stock issued for stock awards and other, net	—	—	14.4	—	—	14.4
Stock based compensation, net	—	—	14.2	—	—	14.2
Conversion of Series C mandatory convertible preferred stock into common stock	(333.1)	0.4	332.7	—	—	—
Dividends paid on Series C mandatory convertible preferred stock	—	—	—	—	(5.4)	(5.4)
Dividends paid on Series D mandatory convertible preferred stock	—	—	—	—	(37.5)	(37.5)
Net income	—	—	—	—	160.9	160.9
Other comprehensive income, net of tax:
Employee benefits plan liability adjustment	—	—	—	70.3	—	70.3
Adjustment to initially apply SFAS 158	—	—	—	(57.4)	—	(57.4)

Balance as of December 31, 2006	$580.8	$3.7	$2,802.0	$(57.4)	$269.8	$3,598.9

Comprehensive Income —

	Year ended December 31,
	2006	2005	2004
Net income	$160.9	$203.8	$49.3
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	—	1.3	18.2
Net loss on hedging derivatives reclassified to earnings	—	—	4.3
Employee benefits plan liability adjustment	70.3	(2.2)	2.6

	$231.2	$202.9	$74.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2006	2005	2004
Operating activities —
Net income	$160.9	$203.8	$49.3
Discontinued operations, net of tax	—	(10.8)	8.7
Adjustments to reconcile net income to cash provided by operating activities from continuing operations—
Provisions for:
Depreciation and amortization	569.3	554.4	559.3
Stock-based compensation expense	10.5	5.6	10.9
Doubtful accounts	18.6	18.8	18.6
Accretion of debt and amortization of debt issuance costs	21.8	22.7	27.0
Deferred income tax expense	206.3	119.9	46.9
Gain on sale of fixed assets	(9.8)	(3.5)	(4.9)
Non-cash reduction in acquisition and environmental accruals	(16.3)	(21.6)	(11.9)
Loss from divestitures and asset impairments	22.5	5.9	—
Non-cash gain on non-hedge accounting interest rate swap contracts	—	—	(16.2)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	—	—	6.7
Write-off of deferred debt issuance costs	4.1	13.7	26.4
Non-cash portion of realignment and executive departure costs	—	—	17.4
Cumulative effect of change in accounting principle, net of tax	—	0.8	—
Change in operating assets and liabilities, excluding the effects of acquisitions—
Accounts receivable, prepaid expenses, inventories and other assets	(34.6)	(50.8)	(36.8)
Accounts payable, accrued liabilities, unearned income and other	3.6	(105.2)	(9.0)
Capping, closure and post-closure accretion	49.4	50.3	48.0
Capping, closure, post-closure and environmental expenditures	(84.7)	(91.4)	(90.4)

Cash provided by operating activities from continuing operations	921.6	712.6	650.0

Investing activities —
Cost of acquisitions, net of cash acquired	(10.7)	(8.0)	(21.5)
Proceeds from divestitures, net of cash divested	61.8	8.9	57.7
Proceeds from sale of fixed assets	22.4	20.3	11.0
Capital expenditures, excluding acquisitions	(669.3)	(695.9)	(582.9)
Capitalized interest	(17.6)	(14.5)	(13.0)
Change in deferred acquisition costs, notes receivable and other	4.6	6.2	10.8

Cash used for investing activities from continuing operations	(608.8)	(683.0)	(537.9)

Financing activities —
Net proceeds from sale of Series D preferred stock	—	580.8	—
Proceeds from long-term debt, net of issuance costs	1,239.3	3,043.5	3,082.6
Payments of long-term debt	(1,438.4)	(3,740.2)	(3,609.1)
Payments of preferred stock dividends	(48.3)	(48.9)	(21.6)
Net change in disbursement account	(47.3)	21.9	53.8
Net proceeds from sale of common stock, exercise of stock options and other	19.9	97.4	5.1

Cash used for financing activities from continuing operations	(274.8)	(45.5)	(489.2)

Discontinued operations:
Provided by operating activities	—	4.0	0.4

Cash provided by discontinued operations	—	4.0	0.4

Increase (decrease) in cash and cash equivalents	38.0	(11.9)	(376.7)
Cash and cash equivalents, beginning of year	56.1	68.0	444.7

Cash and cash equivalents, end of year	$94.1	$56.1	$68.0

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
Principles of consolidation and presentation —
The consolidated financial statements include the accounts of Allied and its subsidiaries and complies with Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (revised December 2003). All significant intercompany accounts and transactions are eliminated in consolidation.
Certain reclassifications have been made to the prior period financial statements to conform to the current year presentation.
Assets held for sale -
Certain operations were classified as assets held for sale in 2005, which did not qualify as discontinued operations. In 2005, we recorded a $4.8 million pre-tax loss in cost of operations and a benefit of approximately $27.0 million in our provision for income taxes, of which $25.5 million related to the stock basis of these assets held for sale. Since certain of these operations were sold pursuant to a stock sale agreement, we were able to recognize as a deferred tax asset the tax basis in the stock of these operations in 2005, which previously could not be recognized under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (SFAS 109). The sale of these assets was completed in 2006.
Discontinued operations –
During 2003, we determined that certain operations that were divested or held for sale were discontinued operations. Certain operations in Florida reported as discontinued operations were sold in 2004. We received net proceeds of $41.7 million from the transactions, which were used to repay debt.
Results of operations for the discontinued operations for the years ended December 31, were as follows (in millions):

	2005	2004
Revenues	$—	$13.4

Income (loss) before tax	$2.7	$(3.3)
Gain on divestiture	15.3	4.7
Income tax expense	7.2	10.1

Discontinued operations, net of tax	$10.8	$(8.7)

During 2005, we recognized a previously deferred gain of approximately $15.3 million ($9.2 million gain, net of tax). This deferred gain was attributable to a divestiture that occurred in 2003 where the acquirer had the right to sell the operations back to us for a period of time (a “put” agreement), thus constituting a form of continuing involvement on our part and precluding recognition of the gain in 2003. These operations were sold in 2005 to another third party and the put agreement was cancelled. Discontinued operations in 2005 also included a $2.7 million pre-tax benefit ($1.6 million, net of tax) primarily the result of adjustments to our insurance liabilities related to divestitures previously reported as discontinued operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The businesses or assets divested, including goodwill, were adjusted to the lower of carrying value or fair value. Fair value was based on the actual or anticipated sales price. Included in the results for discontinued operations for the year ended December 31, 2004, is a gain of approximately $1.8 million ($8.5 million loss, net of tax) for the assets, including $28.1 million of goodwill, divested during the period. Also included in the results for discontinued operations for the year ended December 31, 2004, is a gain of $2.9 million ($1.7 million gain, net of tax) as a result of purchase price adjustments. Discontinued operations in 2004 also included $3.3 million of pre-tax loss ($1.9 million loss, net of tax) from operations.
In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, we allocate interest to discontinued operations based on the ratio of net assets sold to the sum of consolidated net assets plus consolidated debt. We do not allocate interest on debt that is directly attributable to other operations outside of the discontinued operations. No allocation of interest expense was made to discontinued operations in 2005. For the year ended December 31, 2004, we allocated $0.4 million of interest expense to discontinued operations.
Business combinations —
All acquisitions in 2006, 2005 and 2004 are reflected in our results of operations since the effective date of the acquisition. We allocate the cost of the acquired business to the assets acquired and liabilities assumed based upon their estimated fair values. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. Purchase accounting adjustments, acquisition related costs and other possible charges that may arise from the acquisitions may materially impact our financial condition, results of operations and liquidity in the future.
The following table summarizes acquisitions for the three years ended December 31:

	2006	2005	2004
Number of businesses acquired	4	11	17
Total consideration (in millions)	$12.6	$12.4	$27.7
The pro forma effect of these acquisitions, individually and collectively, was not material.
Realignment —
We realigned our operating organization by reducing the number of regions to five from nine and realigned some of our districts in the fourth quarter of 2005 with some refinements made during 2006. These actions reflect our on-going efforts to maximize efficiency and improve effectiveness by reducing costs and improving communications. As a result of these actions, severance and other costs of approximately $1.6 million and $0.9 million were expensed in 2006 and 2005, respectively.
Cash and cash equivalents —
We consider any liquid investments with an original maturity of three months or less to be cash equivalents. Amounts are stated at quoted market prices. We use a cash management system under which our book balance reflects a credit for our primary disbursement account. This amount represents uncleared checks which have not been presented to our bank by the end of our reporting period. Our funds are transferred as checks are presented. At December 31, 2006 and 2005, the book credit balance of $98.9 million and $146.2 million, respectively, in our primary disbursement account was reported in accounts payable and reflected as a financing activity in the consolidated statement of cash flows.

ALLIED WASTE INDUSTRIES, INC.
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
Receivable realization allowance —
We provide services to customers throughout the United States and Puerto Rico. We perform credit evaluations of our significant customers and establish a receivable realization allowance based on the aging of our receivables, payment performance factors, historical trends and other information. In general, we reserve 50% of those receivables outstanding 90 to 120 days and 100% of those outstanding over 120 days. We also review outstanding balances on an account specific basis. Our reserve is evaluated and revised on a monthly basis. In addition, we recognize a sales valuation allowance based on our historical analysis of revenue reversals and credits issued after the month of billing. Revenue reversals and credits typically relate to resolution of customer disputes and billing adjustments. The total allowance as of December 31, 2006 and 2005 for our continuing operations was approximately $19.2 million and $17.8 million, respectively.
Other assets —
The following table shows the balances included in other assets as of December 31 (in millions):

	2006	2005
Deferred financing costs	$77.0	$85.1
Landfill closure deposits	35.7	32.8
Insurance recoveries	34.5	35.7
Notes receivable	17.1	15.0
Assets held for sale	—	17.1
Other	118.9	97.5

Total	$283.2	$283.2

Upon funding of debt offerings, financing costs are capitalized and amortized using the effective-interest method over the term of the related debt. Deferred financing costs represent transaction costs directly attributable to obtaining financing. In 2006, 2005 and 2004, we wrote off $4.1 million, $13.7 million and $26.4 million, respectively, of deferred financing costs in connection with the repayment of debt before its maturity date.
Other accrued liabilities —
The following table shows the balances included in other accrued liabilities as of December 31 (in millions):

	2006	2005
Accrued payroll	$97.5	$81.3
Accrued insurance	94.3	94.6
Accrued landfill taxes, hosting fees and royalties	35.8	28.8
Accrued franchise and sales taxes	34.2	24.9
Accrued property taxes	15.3	11.9
Current portion of non-recurring acquisition accruals	12.4	22.5
Other	67.0	66.5

Total	$356.5	$330.5

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued capping, closure and post-closure costs —
Accrued capping, closure and post-closure costs represent an estimate of the present value of the future obligation incurred associated with capping, closure and post-closure monitoring of the landfills we currently own and/or operate. Site specific capping, closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by us for which we have capping, closure and post-closure responsibilities. The present value of estimated future costs are accrued on a per unit basis as landfill disposal capacity is consumed. Changes in estimates based on the annual update are accounted for prospectively for active landfills, while changes in estimates for closed landfill sites and fully incurred capping projects are recognized immediately.
Environmental costs —
We accrue for costs associated with environmental remediation obligations when such costs are probable and can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value, as the timing of payments cannot reliably be determined. Recoveries of environmental remediation costs from other parties are recorded when their receipt is deemed probable. Environmental liabilities and apportionment of responsibility among potentially responsible parties are accounted for in accordance with the guidance provided by the American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities.
Self-Insurance —
We maintain high deductibles for commercial general liability, automobile liability, and workers’ compensation coverages, ranging from $1 million to $3 million. Our insurance claim liabilities are reflected in our consolidated balance sheet as an accrued liability. Prior to December 31, 2006, we reported our insurance claim liabilities net of amounts due from insurers on claims in excess of the related deductible. As we are the primary obligor for payment of all claims, we determined that we should report our insurance claim liabilities on a gross basis along with a corresponding amount due from our insurers. As a result of this revision in classification, we have increased our insurance claim reserves as of December 31, 2006, 2005 and 2004 by $34.5 million, $35.7 million and $45.3 million, respectively, with a corresponding amount due from our insurers. This revision in classification had no impact on our financial condition or results of operations.
Our insurance claims liabilities are determined using actuarial valuations provided by a third party. We use a third party administrator to track and evaluate actual claims experience used in the annual actuarial valuation. Our insurance claim liabilities are recorded on an undiscounted basis.
The following table shows the activity in our insurance claim liabilities for the years ended December 31 (in millions):

	2006	2005
Gross insurance claim liabilities, beginning of year	$294.1	$294.5
Less amount due from insurers	35.7	45.3

Net insurance claim liabilities, beginning of year	258.4	249.2
Claims payments made during the year	(250.2)	(248.4)
Provision charged to cost of operations	251.9	257.6

Net insurance claim liabilities, end of year	260.1	258.4
Plus amount due from insurers	34.5	35.7

Gross insurance claim liabilities, end of year	294.6	294.1
Less current portion	87.6	89.9

Long-term portion	$207.0	$204.2

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other long-term obligations –
The following table shows the balances included in other long-term obligations as of December 31 (in millions):

	2006	2005
Contingencies (1)	$559.3	$350.4
Self-insurance claim liabilities	207.0	204.2
Non-current portion of non-recurring acquisition accruals	46.6	73.1
Pension liability (2)	16.8	14.8
Other	48.9	48.4

Total	$878.6	$690.9

(1)	Primarily related to tax matters. See Note 13, Income Taxes for additional disclosures.

(2)	See Note 8, Employee Benefit Plans for additional disclosures.
Contingent liabilities —
We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable and whether it can be reasonably estimated in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5) and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. We assess our potential liability relating to litigation and regulatory matters based on information available to us. Management’s assessment is developed in consultation with third-party legal counsel and other advisors and is based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is reasonably possible, we will disclose the potential range of the loss, if estimable.
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
Non-recurring acquisition accruals —
At the time of an acquisition, we evaluate and record the assets and liabilities of the acquired company at estimated fair value. Assumed liabilities as well as liabilities resulting directly from the completion of the acquisition are considered in the net assets acquired and resulting purchase price allocation. Any changes to the estimated fair value of assumed liabilities (other than tax matters) subsequent to the one-year allocation period are recorded in results of operations.
At December 31, 2006 and 2005, we had approximately $52.7 million and $78.7 million, respectively, of non-recurring acquisition accruals remaining on our consolidated balance sheets, consisting primarily of loss contracts, litigation, insurance liabilities and other commitments associated with the acquisition of Browning-Ferris Industries, Inc. (BFI) in 1999. In 2005, we reversed $21.6 million of such accruals primarily as a result of favorable legal rulings or settlements. Expenditures against non-recurring acquisition accruals in 2006 and 2005 were $17.2 million and $24.3 million, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loss from divestitures and asset impairments –
During 2006, we recorded losses of approximately $22.5 million related to divestitures and asset impairments. The divestitures, completed during the third and fourth quarters of 2006 as a result of our market rationalization focus, generated a pre-tax loss of approximately $7.6 million. These losses were primarily related to operations in our Northeastern and Midwestern regions. During 2006, we also recorded landfill asset impairments of approximately $9.7 million as a result of management’s decision to discontinue development and/or operations of three landfill sites. Additionally, we recognized a $5.2 million charge related to the relocation of our operations support center.
Interest expense and other —
Interest expense and other includes interest paid to third parties for our debt obligations (net of amounts capitalized), cash settlements on interest rate swap contracts, interest income, accretion of debt discounts and amortization of debt issuance costs, costs incurred to early extinguish debt, non-cash gain or loss on non-hedge accounting interest rate swap contracts and the amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts.
Interest expense capitalized —
We capitalize interest in connection with the construction of our landfill assets. Actual acquisition, permitting and construction costs incurred which relate to landfill assets under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a landfill asset is complete and available for use.
During the years ended December 31, 2006, 2005 and 2004, we incurred gross interest expense (including payments under interest rate swap contracts) of $526.6 million, $520.2 million and $601.2 million, respectively, of which $17.6 million, $14.5 million and $13.0 million, respectively, was capitalized.
Income taxes —
We account for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on the differences in financial reporting and income tax bases of assets, other than non-deductible goodwill, and liabilities. The differences are measured using the income tax rate in effect during the year in which the differences are expected to reverse.
Statements of cash flows —
The supplemental cash flow disclosures and non-cash transactions for the three years ended December 31 are as follows (in millions):

	2006	2005	2004
Supplemental disclosures -
Interest paid (net of amounts capitalized)	$516.5	$528.5	$620.2
Income taxes paid (net of refunds)	30.6	16.2	36.6

Non-cash transactions -
Debt incurred or assumed in acquisitions	$0.1	$3.4	$—
Liabilities incurred or assumed in acquisitions	0.1	1.6	12.6
Capital lease obligations incurred	—	1.5	4.6
Accrued dividends on preferred stock	3.1	8.5	5.4
Conversion of Series C Preferred Stock	345.0	—	—

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Use of estimates —
The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available and assumptions about the future. Actual results may differ significantly from the estimates.
Fair value of financial instruments —
Our financial instruments as defined by SFAS No. 107, Disclosures About Fair Value of Financial Instruments include cash, money market funds, accounts receivable, accounts payable, long-term debt and derivatives. We have determined the estimated fair value amounts at December 31, 2006 and 2005 using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.
The carrying value of cash, money market funds, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments. (See Notes 4 and 5 for fair value of debt and derivative instruments).
Stock-based compensation plans —
Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which establishes the accounting for stock-based awards exchanged for employee services. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). We previously accounted for share-based compensation plans under Accounting Principle Board (APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and the related interpretations and provided the required SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) pro forma disclosures for employee stock options.
We adopted SFAS 123(R) using the modified prospective transition method, whereby stock-based compensation is recognized in the consolidated statement of operations beginning January 1, 2006. Accordingly, stock-based compensation amounts for prior periods are contained in the Company’s footnotes but the consolidated financial statements have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Note 11, Stock Plans, for additional disclosures.
We have elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method represents a simplified approach to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon the adoption of SFAS 123(R).
Change in accounting principle —
In April 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (FIN 47). The interpretation expands on the accounting guidance of SFAS No. 143, Accounting for Asset Retirement

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Obligations (SFAS 143), providing clarification of the term “conditional asset retirement obligation” and guidelines for the timing of recording the obligation. We adopted SFAS 143 effective January 1, 2003 (see Note 7). The adoption of FIN 47 as of December 31, 2005 resulted in an increase to our asset retirement obligations of approximately $1.3 million and a cumulative effect of change in accounting principle, net of tax, of $0.8 million. This liability represents the estimated fair value of our future obligation to remove underground storage tanks on properties that we own.
Recently issued accounting pronouncements –
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No.157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measurement and requires expanded disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but is used in conjunction with other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for us beginning January 1, 2008. We are evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.
In September 2006, the FASB issued SFAS No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. We adopted the recognition provisions of this standard effective December 31, 2006 with a charge to other comprehensive loss, net of tax of $57.4 million. See Note 8, Employee Benefit Plans, for additional disclosures. SFAS 158 also requires an employer to measure the funded status of a plan as of the employer’s year-end reporting date. The measurement date provisions of SFAS 158 are effective for us for the year ending December 31, 2008. We do not expect the adoption of the measurement date provisions of SFAS 158 to have a material impact on our financial position or results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Traditionally, there have been two methods for quantifying the effect of financial statement misstatements: the roll-over method which focuses on correcting the income statement as of the reporting date and the iron-curtain method which focuses on correcting the balance sheet as of the reporting date. We currently utilize the iron-curtain method for quantifying financial statement misstatements. SAB 108 establishes a more restrictive approach by requiring companies to quantify errors under both methods. SAB 108 is effective for us in the fourth quarter of 2006. The adoption of SAB 108 did not have a material impact on our financial position.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain income tax positions. Our current policy is to record a liability associated with an uncertain tax position when disallowance is considered probable and estimable. FIN 48 is effective for us beginning January 1, 2007. We do not expect the impact of adopting FIN 48 to have a material impact on our financial position.
2. Property and Equipment
Property and equipment are recorded at cost, which includes interest to finance the acquisition and construction of major capital additions during the development phase, until they are completed and ready for their intended use. Depreciation is provided on the straight-line method over the estimated useful lives. The estimated useful lives of assets are: buildings and improvements (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (4-8 years). For building improvements, the depreciable life can be the shorter of

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(i) the improvements’ estimated useful lives or (ii) the related lease terms. We do not assume a residual value on our depreciable assets. In accordance with SFAS No.144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144), we evaluate our long-lived assets, such as property and equipment and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate the carrying amount of the asset or asset group may not be recoverable.
The cost of landfill airspace, including original acquisition cost and incurred and projected landfill construction costs, is amortized over the capacity of the landfill based on a per unit basis as landfill airspace is consumed. We periodically review the recoverability of our operating landfills. Should events and circumstances indicate that any of our landfills be reviewed for possible impairment, such review will be made in accordance with SFAS 144 and EITF Issue No. 95-23, The Treatment of Certain Site Restoration/Environmental Exit Costs When Testing a Long-Lived Asset for Impairment. The EITF outlines how cash flows for environmental exit costs should be determined and measured.
Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives, are charged to expense as incurred. For example, under certain circumstances, the replacement of vehicle transmissions or engine rebuilds are capitalized, whereas repairs to vehicle brakes are expensed. For the years ended December 31, 2006, 2005 and 2004, maintenance and repairs expenses charged to cost of operations were $494.5 million, $490.1 million and $469.5 million, respectively. When property is retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in cost of operations. For the years ended December 31, 2006, 2005 and 2004, we recognized net pre-tax gains on the disposal of fixed assets of $9.8 million, $3.5 million and $4.9 million, respectively.
The following tables show the activity and balances related to property and equipment from December 31, 2004 through December 31, 2006 (in millions):

	Property and Equipment
	Balance at			Acquisitions,	Transfers	Balance at
	December 31,	Capital	Sales and	Net of	and	December 31,
	2005	Additions	Retirements	Divestitures	Other (1)	2006
Land and improvements	$472.0	$18.6	$(5.6)	$(2.3)	$(1.8)	$480.9
Land held for permitting as landfills	114.0	6.5	—	(7.1)	(18.3)	95.1
Landfills	3,978.5	245.2	(0.2)	12.2	32.1	4,267.8
Buildings and improvements	506.6	27.7	(6.4)	(13.0)	(4.7)	510.2
Vehicles and equipment	2,039.6	285.4	(77.3)	(21.9)	2.0	2,227.8
Containers and compactors	920.7	79.4	(18.4)	(10.2)	—	971.5
Furniture and office equipment	52.7	6.5	(5.3)	(0.4)	—	53.5

Total	$8,084.1	$669.3	$(113.2)	$(42.7)	$9.3	$8,606.8

	Accumulated Depreciation and Amortization
		Depreciation
	Balance at	and		Acquisitions,	Transfers	Balance at
	December 31,	Amortization	Sales and	Net of	and	December 31,
	2005	Expense	Retirements	Divestitures	Other (1)	2006
Land and improvements	$(31.7)	$(6.0)	$0.2	$0.1	$(0.1)	$(37.5)
Landfills	(1,839.9)	(250.8)	—	—	—	(2,090.7)
Buildings and improvements	(150.2)	(26.4)	5.0	3.0	—	(168.6)
Vehicles and equipment	(1,159.4)	(198.2)	73.5	16.8	(2.7)	(1,270.0)
Containers and compactors	(590.0)	(82.4)	17.6	8.0	—	(646.8)
Furniture and office equipment	(39.4)	(4.5)	4.3	0.3	0.1	(39.2)

Total	$(3,810.6)	$(568.3)	$100.6	$28.2	$(2.7)	$(4,252.8)

Property and equipment, net	$4,273.5	$101.0	$(12.6)	$(14.5)	$6.6	$4,354.0

(1)	Primarily consists of $17.6 million capitalized interest, $9.7 million landfill asset impairments, $11.4 million reclassification of landfill cover from land held for landfills and $9.5 million relating to changes in landfill retirement obligation assets for recognition of and adjustments to capping, closure and post-closure costs (see Note 7, Landfill Accounting).

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Property and Equipment
	Balance at			Acquisitions,	Transfers	Balance at
	December 31,	Capital	Sales and	Net of	and	December 31,
	2004	Additions	Retirements	Divestitures	Other(1)	2005
Land and improvements	$461.7	$22.7	$(10.0)	$(0.5)	$(1.9)	$472.0
Land held for permitting as landfills	108.9	14.6	—	—	(9.5)	114.0
Landfills	3,680.9	252.9	(0.1)	5.9	38.9	3,978.5
Buildings and improvements	492.5	25.9	(9.5)	2.0	(4.3)	506.6
Vehicles and equipment	1,826.9	283.9	(56.0)	0.2	(15.4)	2,039.6
Containers and compactors	844.4	92.2	(13.6)	(1.0)	(1.3)	920.7
Furniture and office equipment	50.1	3.7	(0.9)	—	(0.2)	52.7

Total	$7,465.4	$695.9	$(90.1)	$6.6	$6.3	$8,084.1

	Accumulated Depreciation and Amortization
		Depreciation
	Balance at	and		Acquisitions,	Transfers	Balance at
	December 31,	Amortization	Sales and	Net of	and	December 31,
	2004	Expense	Retirements	Divestitures	Other(1)	2005
Land and improvements	$(26.0)	$(5.8)	$0.2	$—	$(0.1)	$(31.7)
Landfills	(1,591.1)	(248.8)	—	—	—	(1,839.9)
Buildings and improvements	(128.1)	(25.7)	1.9	0.4	1.3	(150.2)
Vehicles and equipment	(1,032.7)	(184.1)	52.2	0.8	4.4	(1,159.4)
Containers and compactors	(523.1)	(82.8)	12.9	1.2	1.8	(590.0)
Furniture and office equipment	(34.5)	(5.8)	0.8	—	0.1	(39.4)

Total	$(3,335.5)	$(553.0)	$68.0	$2.4	$7.5	$(3,810.6)

Property and equipment, net	$4,129.9	$142.9	$(22.1)	$9.0	$13.8	$4,273.5

(1)	Primarily consists of $14.5 million capitalized interest, $8.2 million reclassifications to assets held for sale and $10.0 million relating to changes in landfill retirement obligation asset for recognition of and adjustments to capping, closure and post-closure costs (see Note 7, Landfill Accounting).
3. Goodwill and Intangible Assets
At least annually, we perform an assessment of goodwill impairment by applying a fair value based test to each of our reporting units, which we define as each of our geographic operating segments. We completed our annual assessment of goodwill in the fourth quarter of 2006 and an impairment charge was not required. The calculation of fair value is subject to judgments and estimates about future events. We estimated fair value based on each reporting units’ projected net cash flows discounted using a weighted average cost of capital of approximately 7.5% in 2006 and 7.4% in 2005. The estimated fair value of our reporting units could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or changes to the market capitalization of our company. As a result of evaluating goodwill for impairment, we may recognize an impairment in one or more reporting units even though our fair value test indicates our other reporting units are not impaired.
We may conduct an impairment test of goodwill more frequently than annually under certain conditions. For example, a significant adverse change in our liquidity or the business environment, unanticipated competition, a significant adverse action by a regulator or the disposal of a significant portion of a reporting unit could prompt an impairment test between annual assessments.
Our reporting units are comprised of several vertically integrated businesses. At the time of a divestiture of an individual business within a reporting unit, goodwill is allocated to that business based on its relative fair value to its reporting unit and a gain or loss on disposal is determined. The

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
remaining goodwill in the reporting unit from which the assets were divested would be re-evaluated for recoverability, which could result in an additional recognized loss.
We have incurred non-cash losses on sales of assets when we believed that re-deployment of the proceeds from the sale of such assets could reduce debt or improve operations and was economically beneficial. If we decide to sell additional assets in the future, we could incur additional non-cash losses on asset sales.
The following table shows the activity and balances related to goodwill by reporting unit from December 31, 2004 through December 31, 2006 (in millions):

	Balance at				Balance at
	December 31,				December 31,
	2005	Acquisitions	Divestitures	Adjustments(1)	2006
Midwestern	$2,169.1	$—	$(6.2)	$(6.5)	$2,156.4
Northeastern	1,796.5	—	(25.8)	(7.8)	1,762.9
Southeastern	1,584.0	—	—	(4.9)	1,579.1
Southwestern	1,316.9	0.8	—	55.2	1,372.9
Western	1,317.7	—	—	(62.9)	1,254.8

Total	$8,184.2	$0.8	$(32.0)	$(26.9)	$8,126.1

	Balance as of				Balance as of
	December 31,				December 31,
	2004	Acquisitions	Divestitures	Adjustments(2)	2005
Atlantic	$914.9	$0.3	$—	$(915.2)	$—
Great Lakes	1,097.7	0.1	—	(1,097.8)	—
Midstates	959.1	—	—	(959.1)	—
Mountain	650.7	—	—	(650.7)	—
North Central	1,193.5	—	—	(1,193.5)	—
Northeast (old)	725.4	—	—	(725.4)	—
Pacific	726.1	—	—	(726.1)	—
Southeast (old)	872.4	1.4	—	(873.8)	—
Southwest (old)	1,062.2	0.1	(0.2)	(1,062.1)	—
Midwestern	—	—	—	2,169.1	2,169.1
Northeastern	—	—	—	1,796.5	1,796.5
Southeastern	—	—	(2.7)	1,586.7	1,584.0
Southwestern	—	—	—	1,316.9	1,316.9
Western	—	—	—	1,317.7	1,317.7

Total	$8,202.0	$1.9	$(2.9)	$(16.8)	$8,184.2

(1)	Includes income tax related adjustments associated with the acquisition of BFI in 1999 and a reallocation among regions related to refinements to the regional organization structure.

(2)	Primarily relates to reallocation of goodwill in connection with our realignment of field operations, reclassification of goodwill in connection with assets held for sale and purchase accounting adjustments.
In addition, we have other amortizable intangible assets that consist primarily of the following at December 31, 2006 (in millions):

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Non-compete agreements	$6.7	$5.9	$0.8
Other	2.9	0.7	2.2

Total	$9.6	$6.6	$3.0

Amortization expense for the three years ended December 31, 2006, 2005 and 2004 was $0.8 million, $1.1 million and $1.8 million, respectively. Based upon the amortizable assets recorded in the balance sheet at December 31, 2006, amortization expense for each of the next five years is estimated to be declining from $0.6 million to $0.3 million.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Long-term Debt
Long-term debt at December 31, 2006 and 2005 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, amortization of deferred debt issuance cost and the amortization or accretion of discounts or premiums (in millions, except percentages).

	Debt Balance at		Effective Interest Rate
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
Revolving credit facility ABR borrowings*	$—	$3.7	9.75%	9.00%
Revolving credit facility Adjusted LIBOR borrowings*	—	—	7.86	7.29
2005 Term Loan B due 2012	1,105.0	1,275.0	7.34	6.33
Receivables secured loan	230.0	230.0	6.02	4.90
6.375% senior notes due 2008	157.9	154.7	8.34	8.34
8.875% senior notes due 2008	—	600.0	—	9.15
8.50% senior notes due 2008	750.0	750.0	8.78	8.78
6.50% senior notes due 2010	350.0	350.0	6.76	6.76
5.75% senior notes due 2011	400.0	400.0	6.00	6.00
6.375% senior notes due 2011	275.0	275.0	6.63	6.63
9.25% senior notes due 2012	250.9	251.1	9.40	9.40
7.875% senior notes due 2013	450.0	450.0	8.09	8.09
6.125% senior notes due 2014	425.0	425.0	6.30	6.30
7.25% senior notes due 2015	600.0	600.0	7.43	7.43
7.125% senior notes due 2016	595.1	—	7.38	—
9.25% debentures due 2021	96.3	96.1	9.47	9.47
7.40% debentures due 2035	294.4	292.2	8.03	8.03
4.25% senior subordinated convertible debentures due 2034	230.0	230.0	4.34	4.34
7.375% senior unsecured notes due 2014	400.0	400.0	7.55	7.55
Solid waste revenue bond obligations, principal payable through 2031	280.6	283.9	6.85	6.81
Notes payable to banks, finance companies, and individuals, interest rates of 2.37% to 11.25%, and principal payable through 2014, secured by vehicles, equipment, real estate or accounts receivable **	2.3	5.1	6.00	4.32
Obligations under capital leases of vehicles and equipment **	12.4	13.2	8.92	9.08
Notes payable to individuals and commercial company, interest rates of 5.99% to 9.50%, principal payable through 2010, unsecured **	5.7	6.7	8.07	7.93

Total debt **	6,910.6	7,091.7	7.37	7.29
Less: Current portion	236.6	238.5

Long-term portion	$6,674.0	$6,853.2

*	Excludes fees

**	Reflects weighted average interest rate
Refinancings –
In April 2006, we completed the re-pricing of the $1.105 billion Term Loan B due January 2012 (2005 Term Loan) and Institutional Letter of Credit portions of our senior secured credit facility (2005 Credit Facility). The 2005 Term Loan and Institutional Letter of Credit Facility were re-priced at LIBOR plus 175 basis points (or ABR plus 75 basis points), a reduction of 25 basis points. The pricing will further decrease to LIBOR plus 150 basis points (or ABR plus 50 basis points) when our total debt to EBITDA, as defined, is equal to or less than 4.25x.
In May 2006, we issued $600 million of 7.125% senior notes due 2016 at a discounted price equal to 99.123% of the aggregate principal amount and used the net proceeds to fund our tender offer for our $600 million of 8.875% senior notes due 2008.

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
Costs incurred to early extinguish debt during the years ended December 31, 2006, 2005 and 2004 were $41.3 million, $62.6 million and $156.2 million, respectively. These costs were recorded in interest expense and other.
2005 Credit Facility —
We have a senior secured credit facility referred to as the 2005 Credit Facility that includes at December 31, 2006: (i) a $1.575 billion Revolving Credit Facility due January 2010 (the 2005 Revolver), (ii) a $1.105 billion Term Loan due January 2012 referred to as the 2005 Term Loan, (iii) a $490 million Institutional Letter of Credit Facility due January 2012, and (iv) a $25 million Incremental Revolving Letter of Credit Facility due January 2010. Of the $1.575 billion available under the 2005 Revolver, the entire amount may be used to support the issuance of letters of credit. At December 31, 2006, we had no loans outstanding and $398.7 million in letters of credit drawn on the 2005 Revolver, leaving approximately $1.176 billion capacity available under the 2005 Revolver. Both the $25 million Incremental Revolving Letter of Credit Facility and $490 million Institutional Letter of Credit Facility were fully utilized at December 31, 2006.
The 2005 Credit Facility bears interest at (a) an Alternative Base Rate (ABR), or (b) an Adjusted LIBOR, both terms defined in the 2005 Credit Facility agreement, plus, in either case, an applicable margin based on our leverage ratio. Proceeds from the 2005 Credit Facility may be used for working capital and other general corporate purposes, including acquisitions.
We are required to make prepayments on the 2005 Credit Facility upon completion of certain transactions as defined in the 2005 Credit Facility, including asset sales and issuances of debt securities. Proceeds from these transactions, in certain circumstances, are required to be applied to amounts due under the 2005 Credit Facility pursuant to the 2005 Credit Facility agreement. We are also required to make prepayments on the 2005 Credit Facility for 50% of any excess cash flows from operations, as defined in the 2005 Credit Facility agreement. The agreement also requires scheduled amortization on the 2005 Term Loan and Institutional Letter of Credit Facility. During 2006, a $5.0 million scheduled amortization of the Institutional Letter of Credit Facility reduced the funded amount to $490 million from $495 million. There is no further scheduled amortization on the 2005 Term Loan with the exception of the outstanding balance at maturity on January 15, 2012.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Senior notes and debentures —
In May 2006, we issued $600 million of 7.125% senior notes due 2016 at a discounted price equal to 99.123% of the aggregate principal amount. Interest is payable semi-annually on May 15th and November 15th. These senior notes have a make-whole call provision that is exercisable any time prior to May 15, 2011 at the stated redemption price. These notes may also be redeemed on or after May 15, 2011 at the stated redemption price. We used the net proceeds to fund our tender offer for our $600 million of 8.875% senior notes due 2008. At December 31, 2006, the remaining unamortized discount was $4.9 million.
In March 2005, we issued $600 million of 7.25% senior notes due 2015 as part of the 2005 Refinancing. Interest is payable semi-annually on March 15th and September 15th. These senior notes have a make-whole call provision that is exercisable any time prior to March 15, 2010 at the stated redemption price. These notes may also be redeemed on or after March 15, 2010 at the stated redemption price.
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
In April 2003, we issued $450 million of 7.875% senior notes due 2013. The senior notes have a no call provision until 2008. Interest is payable semi-annually on April 1st and October 1st. We used the proceeds to reduce term loan borrowings under our credit facility in effect at the time.
In November 2002, we issued $375.0 million of 9.25% senior notes due 2012. These notes have no call provision until 2007. Interest is payable semi-annually on March 1st and September 1st. We used the net proceeds of $370.6 million from the sale of these notes to repay term loans under our credit facility in effect at the time.
In November 2001, we issued $750 million of 8.50% senior notes due 2008. Interest is payable semi-annually on June 1st and September 1st. We used the proceeds to reduce term loan borrowings under our credit facility in effect at the time.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In connection with the BFI acquisition on July 30, 1999, we assumed all of BFI’s debt securities with the exception of commercial paper that was paid off in connection with the acquisition. BFI’s debt securities were recorded at their fair market values as of the date of the acquisition in accordance with EITF Issue No. 98-1 — Valuation of Debt Assumed in a Purchase Business Combination. The effect of revaluing the debt securities resulted in an aggregate discount from the historical face amount of $137.0 million. At December 31, 2006, the remaining unamortized net discount related to the debt securities of BFI was $74.9 million.
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
Receivables secured loan —
We have an accounts receivable securitization program with two financial institutions that allows us to borrow up to $230 million on a revolving basis under a loan agreement secured by receivables. The agreements include a 364-day liquidity facility and a three-year purchase commitment. If we are unable to renew the liquidity facility when it matures on May 29, 2007, we will refinance any amounts outstanding with the portion of our 2005 Revolver or with other long-term borrowings. Although we intend to renew the liquidity facility on May 29, 2007 and do not expect to repay the amounts within the next twelve months, the loan is classified as a current liability because it has a contractual maturity of less than one year.
The borrowings are secured by our accounts receivable that are owned by a wholly-owned and fully consolidated subsidiary. This subsidiary is a separate corporate entity whose assets, or collateral securing the borrowings, are available first to satisfy the claims of the subsidiary’s creditors. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement 125, the securitization program is accounted for as a secured borrowing with a pledge of collateral. The receivables and debt obligation remain on our consolidated balance sheet. At December 31, 2006, we had outstanding borrowings under this program of $230.0 million. The borrowings under this program bear interest at the financial institution’s commercial paper rate plus an applicable spread and interest is payable monthly. There is also a fee on any undrawn portion available for borrowing.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Senior subordinated convertible debentures —
In April 2004, we issued $230 million of 4.25% senior subordinated convertible debentures due 2034 that are unsecured and are not guaranteed. They are convertible into 11.3 million shares of our common stock at a conversion price of $20.43 per share. Common stock transactions such as cash or stock dividends, splits, combinations or reclassifications and issuances at less than current market price will require an adjustment to the conversion rate as defined per the indenture. Certain of the conversion features contained in the convertible debentures are deemed to be embedded derivatives, as defined under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133), however, these embedded derivatives currently have no value.
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
Future maturities of long-term debt —
Aggregate future scheduled maturities of long-term debt as of December 31, 2006 are as follows (in millions):

Maturity
2007 (1)	$236.6
2008	913.1
2009	2.0
2010	375.3
2011	676.3
Thereafter	4,786.2

Gross Principal	6,989.5
Discount, net	(78.9)

Total Debt	$6,910.6

(1)	Includes the receivables secured loan, which is a 364-day liquidity facility with a maturity date of May 29, 2007 and has a balance of $230.0 million at December 31, 2006. Although we intend to renew the liquidity facility prior to its maturity date, the outstanding balance is classified as a current liability because it has a contractual maturity of less than one year.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future payments under capital leases, the principal amounts of which are included above in future maturities of long-term debt, are as follows at December 31, 2006 (in millions):

Maturity	Principal	Interest	Total
2007	$1.3	$1.1	$2.4
2008	1.0	1.0	2.0
2009	1.0	0.9	1.9
2010	1.2	0.7	1.9
2011	0.9	0.7	1.6
Thereafter	7.0	2.5	9.5

	$12.4	$6.9	$19.3

Fair value of debt —
The fair value of our debt is subject to change as a result of potential changes in market rates and prices. The table below provides information about our long-term debt by aggregate principal and weighted average interest rates for instruments that are sensitive to interest rates. The financial instruments are grouped by market risk exposure category (in millions, except percentages):

	Balance at	Fair Value at	Balance at	Fair Value at
	December 31,	December 31,	December 31,	December 31,
	2006	2006	2005	2005
Fixed Rate Debt:
Principal amount	$5,490.8	$5,560.6	$5,498.3	$5,555.1
Weighted average interest rate	7.25%		7.44%
Variable Rate Debt:
Principal amount	$1,419.8	$1,423.9	$1,593.4	$1,601.4
Weighted average interest rate(1)	6.76%		5.83%

(1)	Reflects the rate in effect as of December 31, 2006 and 2005 and includes all applicable margins. Actual future rates may vary.
Debt covenants –
Under the 2005 Credit Facility, we are subject to the following financial covenants:
Minimum Interest Coverage:

From the Quarter Ending	Through the Quarter Ending	EBITDA(1)/Interest
January 1, 2005	December 31, 2005	1.85x
January 1, 2006	June 30, 2006	1.95x
July 1, 2006	December 31, 2006	2.00x
January 1, 2007	March 31, 2007	2.10x
April 1, 2007	June 30, 2007	2.15x
July 1, 2007	March 31, 2008	2.20x
April 1, 2008	September 30, 2008	2.25x
October 1, 2008	December 31, 2008	2.30x
January 1, 2009	June 30, 2009	2.40x
July 1, 2009	December 31, 2009	2.55x
January 1, 2010	Thereafter	2.75x
Maximum Leverage:

From the Quarter Ending	Through the Quarter Ending	Total Debt/EBITDA(1)
January 1, 2005	December 31, 2005	6.50x
January 1, 2006	June 30, 2006	6.25x
July 1, 2006	December 31, 2006	6.00x
January 1, 2007	June 30, 2007	5.75x
July 1, 2007	December 31, 2008	5.50x
January 1, 2009	June 30, 2009	5.25x
July 1, 2009	December 31, 2009	5.00x
January 1, 2010	Thereafter	4.50x

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2006, we were in compliance with all financial and other covenants under our 2005 Credit Facility. We are not subject to any minimum net worth covenants. At December 31, 2006, Total Debt/EBITDA(1) ratio, as defined by the 2005 Credit Facility, was 4.49:1 and our EBITDA(1)/Interest ratio was 2.54:1.

(1)	EBITDA, which is a non-GAAP measure, used for covenants is calculated in accordance with the definition in the 2005 Credit Facility agreement. In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies.
In addition, the 2005 Credit Facility restricts us from making certain types of payments, including dividend payments on our common and preferred stock. However, we are able to pay cash dividends on our outstanding 6.25% Series D senior mandatory convertible preferred stock (Series D preferred stock).
All of our notes contain certain financial covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At December 31, 2006, we were in compliance with all applicable covenants.
Guarantees –
Substantially all of our subsidiaries are jointly and severally liable for the obligations under the 8.50% senior notes due 2008, the 6.50% senior notes due 2010, the 5.75% senior notes due 2011, the 6.375% senior notes due 2011, the 9.25% senior notes due 2012, the 7.875% senior notes due 2013, the 6.125% senior notes due 2014, the 7.375% senior unsecured notes due 2014, the 7.25% senior notes due 2015 and the 7.125% senior notes due 2016, certain other debt issued by BFI and the 2005 Credit Facility through unconditional guarantees issued by current and future subsidiaries. Allied Waste North America, Inc. (Allied NA), our wholly-owned subsidiary, and Allied are jointly and severally liable for the obligations under the 6.375% senior notes due 2008, the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by BFI through an unconditional, joint and several, guarantee issued by Allied NA and Allied. At December 31, 2006, the maximum potential amount of future payments under the guarantees is the outstanding amount of the debt identified above and the amount for letters of credit issued under the 2005 Credit Facility. (See Note 18, Condensed Consolidating Financial Statements.) In accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, (FIN 45) the guarantees are not recorded in our consolidated financial statements as they represent parent-subsidiary guarantees. We do not guarantee any third-party debt.
Collateral —
Our 2005 Credit Facility is secured by the stock of substantially all of our subsidiaries and a security interest in substantially all of our assets. A portion of the collateral that collateralizes the 2005 Credit Facility is shared as collateral with the holders of certain of our senior secured notes and debentures.
The senior secured notes and debentures are collateralized by the stock of substantially all of the BFI subsidiaries along with certain other Allied subsidiaries and a security interest in the assets of BFI, its domestic subsidiaries and certain other Allied subsidiaries. In accordance with the Securities and Exchange Commission’s (SEC) Rule 3-16 of Regulation S-X, separate financial statements for BFI are presented under Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2006.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Following is a summary of the balance sheets for BFI and the other Allied subsidiaries that serve as collateral as of December 31, 2006 (in millions):

		Other Allied
	BFI	Collateral	Combined
Condensed Balance Sheet (1):
Current assets	$229.9	$237.3	$467.2
Property and equipment, net	1,037.0	823.0	1,860.0
Goodwill	3,322.3	3,010.9	6,333.2
Other assets, net	131.2	35.3	166.5

Total assets	$4,720.4	$4,106.5	$8,826.9

Current liabilities	$442.3	$257.2	$699.5
Long-term debt, less current portion	5,183.9	6.0	5,189.9
Other long-term obligations	639.2	66.6	705.8
Due to parent	401.6	1,565.4	1,967.0
Total equity (deficit)	(1,946.6)	2,211.3	264.7

Total liabilities and equity (deficit)	$4,720.4	$4,106.5	$8,826.9

(1)	All transactions between BFI and the Other Allied collateral have been eliminated.
5. Derivative Instruments and Hedging Activities
Our policy requires that no less than 70% of our debt be at a fixed rate, either directly or effectively through interest rate swap contracts. From time to time, in order to adhere to the policy, we have entered into interest rate swap agreements for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Our strategy is to use interest rate swap contracts when such transactions will serve to reduce our aggregate exposure and meet the objectives of our interest rate risk management policy. These contracts are not entered into for trading purposes.
We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. At December 31, 2006, approximately 80% of our debt was fixed and 20% had variable interest rates. We had no interest rate swap contracts outstanding at December 31, 2006 or 2005.
Designated interest rate swap contracts accounted for as hedges –
We had no designated interest rate swap contracts at December 31, 2006 or 2005, as all of our designated interest rate swap contracts had reached their contractual maturity. At December 31, 2004, we had a designated interest rate swap contract (floating to fixed rate) with a notional amount of $250 million that matured in March 2005. The fair value liability of this contract at December 31, 2004 was $1.8 million. Our designated cash flow interest rate swap contract was effective as a hedge of our variable rate debt. The notional amounts, indices, repricing dates and all other significant terms of the swap agreement were matched to the provisions and terms of the variable rate debt being hedged achieving 100% effectiveness. If significant terms did not match, we were required to assess ineffectiveness and record any related impact immediately in interest expense in our statement of operations.
Changes in fair value of our designated interest rate swap contracts were reflected in accumulated other comprehensive loss (AOCL). At December 31, 2006 or 2005, there was no gain or loss included in AOCL. At December 31, 2004, a loss of approximately $1.8 million ($1.3 million, net of tax) was included in AOCL.
Expense or income related to swap settlements is recorded in interest expense and other for the related variable rate debt over the term of the agreements.
Non-hedge accounting interest rate swap contracts —
We had certain interest rate swap contracts that we had elected not to apply hedge accounting under SFAS 133, in order to have flexibility to repay debt prior to maturity and to refinance debt

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
when economically feasible. Following is a description of the accounting for these interest rate swap contracts.
De-designated interest rate swap contracts. All of our de-designated interest rate swap contracts had reached their contractual maturity by June 30, 2004 and therefore no amounts were recorded after June 30, 2004 for these swap contracts. Settlement payments and periodic changes in market values of our de-designated interest rate swap contracts were recorded as a gain or loss on derivative contracts included in interest expense and other in our consolidated statements of operations. During the year ended December 31, 2004, we recorded $15.2 million of net gains related to changes in market values and $15.3 million of settlement costs.
When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in AOCL at the time of de-designation are isolated and amortized over the remaining original hedged interest payment. For contracts de-designated, no balance remained in AOCL after June 30, 2004; therefore, no amortization expense was recorded after June 30, 2004. Amortization expense of $6.7 million for the year ended December 31, 2004, that related to the accumulated losses in AOCL for interest rate swap contracts that were de-designated was recorded in interest expense and other in our consolidated statements of operations.
Fair value interest rate swap contracts. We have used fair value (fixed rate to floating rate) interest rate swap contracts to achieve our targeted mix of fixed and floating rate debt. In the fourth quarter of 2004, we terminated all such contracts. We had no fair value interest rate swap contracts in place during 2006 or 2005. We elected to not apply hedge accounting to the fair value interest rate contracts outstanding during 2004. Settlement payments and periodic changes in market values of our fair value interest rate swap contracts were recorded as a gain or loss on derivative contracts included in interest expense and other in our consolidated statements of operations. We recorded $1.0 million of net gains related to changes in market values and received net settlements of $6.8 million during the year ended December 31, 2004.
6. Accumulated Other Comprehensive Loss
The components of the ending balances of accumulated other comprehensive loss, as reflected in stockholders’ equity are as follows (in millions):

	December 31,	December 31,
	2006	2005
Employee benefits plan liability adjustment, net of taxes of $46.8	$—	$(70.3)
Adjustment to initially apply SFAS 158, net of taxes of $39.4	(57.4)	—

Accumulated other comprehensive loss	$(57.4)	$(70.3)

7. Landfill Accounting
We have a network of 168 owned or operated active landfills with a net book value of approximately $2.2 billion at December 31, 2006. In addition, we own or have responsibility for 112 closed landfills.
We use a life-cycle accounting method for landfills and the related capping, closure and post-closure liabilities. This method applies the costs to be capitalized associated with acquiring, developing, closing and monitoring the landfills over the associated consumption of landfill capacity.
Specifically, we record landfill retirement obligations at fair value as a liability with a corresponding increase to the landfill asset as waste is disposed. The amortizable landfill asset includes landfill development costs incurred, landfill development costs expected to be incurred over the life of the landfill, the recorded capping, closure and post-closure asset retirement cost and the present value of cost estimates for future capping, closure and post-closure costs. We amortize the landfill asset over the remaining capacity of the landfill as volume is consumed during the life of the landfill with one exception. The exception applies to capping costs for which both the recognition of the liability and the amortization is based on the costs and capacity of each specific capping event.

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
Landfill assets —
We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the remaining costs (including any unamortized amounts recorded) associated with acquiring, permitting and developing the entire landfill plus the present value of the total remaining costs for specific capping events, closure and post-closure by the total remaining disposal capacity of that landfill (except for capping costs, which are divided by the total remaining capacity of the specific capping event). The resulting per ton amortization rates are applied to each ton disposed at the landfill and are recorded as expense for that period. We expensed approximately $250.8 million, $248.8 million and $256.8 million, or an average of $3.19, $3.11 and $3.29 per ton consumed, related to landfill amortization during the years ended December 31, 2006, 2005 and 2004, respectively. The following is a rollforward of our investment in our landfill assets excluding project costs and land held for permitting as landfills (in millions):

	Net Book Value		Capping,
	of Landfills	Landfill	Closure and
Net Book Value at	Acquired, net of	Development	Post-Closure	Landfill		Net Book Value at
December 31, 2005	Divestitures	Costs	Accruals	Amortization	Other(1)	December 31, 2006

$2,138.6	$12.2	$262.8	$9.5	$(250.8)	$4.8	$2,177.1

(1)	Relates primarily to capitalized expansion costs transferred to the landfill amortization base.
Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, methane gas collection system installation, engineering and legal fees, and capitalized interest. Estimated total future development costs for our 168 active landfills at December 31, 2006 was approximately $4.4 billion, excluding capitalized interest, and we expect that this amount will be spent over the remaining operating lives of the landfills.
We classify disposal capacity as either permitted (having received the final permit from the governing authorities) or probable expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is highly probable. Our requirements to classify disposal capacity as probable expansion are as follows:
1.	We have control of and access to the land where the expansion permit is being sought.

2.	All geological and other technical siting criteria for a landfill have been met, or an exception from such requirements has been received (or can reasonably be expected to be received).

3.	The political process has been assessed and there are no identified impediments that cannot be resolved.

4.	We are actively pursuing the expansion permit and have an expectation that the final local, state and federal permits will be received within the next five years.

5.	Senior operations management approval has been obtained.
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
Capping, closure and post-closure —
In addition to our portfolio of 168 active landfills, we own or have responsibility for 112 closed landfills no longer accepting waste. As individual areas within each landfill reach capacity, we are required to cap and close the areas in accordance with the landfill site permit. Generally, capping activities include the installation of compacted clay, geosynthetic liners, drainage channels, compacted soil layers and vegetative soil barriers over areas of a landfill where total airspace has been consumed and waste is no longer being received. Capping activities occur throughout the life of the landfill.
Closure costs are those costs incurred after a landfill site stops receiving waste, but prior to being certified as closed. After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which generally extends for a period of 30 years. Post-closure requirements include maintenance and operational costs of the site and monitoring the methane gas collection systems and groundwater systems, among other post-closure activities. Estimated costs for capping, closure and post-closure as required under Subtitle D regulations are compiled and updated annually for each landfill by local and regional company engineers. The following table is a summary of the capping, closure and post-closure costs at December 31, 2006 (in millions):

Discounted Capping, Closure and Post-Closure Liability Recorded:
Current Portion	$59.8
Non-Current Portion	588.2

Total	$648.0

Estimated Remaining Capping, Closure and Post-Closure Costs to be Expended:
2007	$59.8
2008	48.4
2009	80.8
2010	70.2
2011	60.1
Thereafter	3,182.8

Estimated Remaining Undiscounted Capping, Closure and Post-Closure Costs to be Expended	$3,502.1

Estimated Remaining Discounted Capping, Closure and Post-Closure Costs to be Expended	$1,102.9

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
Capping, closure and post-closure costs are estimated for the period of performance, utilizing estimates a third-party would charge (including profit margins) to perform those activities in full compliance with Subtitle D or the applicable permit or regulatory requirements. If we perform the capping, closure and post-closure activities internally, the difference between amounts accrued, based upon third-party cost estimates (including profit margins) and our actual cost incurred is

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recognized as a component of cost of operations in the period earned. An estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flows, reliable estimates of market risk premiums may not be obtainable. In our industry, there is no market that exists for selling the responsibility for capping, closure and post-closure independent of selling the entire landfill. Accordingly, we believe that it is not possible to develop a methodology to reliably estimate a market risk premium and have excluded a market risk premium from our determination of expected cash flows for capping, closure and post-closure liability. Our cost estimates are inflated to the period of performance using an estimate of inflation that is updated annually. We used an estimated inflation rate of 2.5% in both 2006 and 2005.
We discounted our capping, closure and post-closure costs using our credit-adjusted, risk-free rate. Capping, closure and post-closure liabilities are recorded in layers and discounted using the credit-adjusted risk-free rate in effect at the time the obligation is incurred (8.5% in 2006 and 8.75% in 2005). The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for our own credit rating. Changes in our credit-adjusted, risk-free rate do not impact recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted, risk-free rate.
Accretion expense is necessary to increase the accrued capping, closure and post-closure accrual balance to its future undiscounted value. To accomplish this, we accrete our capping, closure and post-closure accrual balance using the applicable credit-adjusted, risk-free rate and charge this accretion as an operating expense each period. Accretion expense on landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid.
Accretion expense for capping, closure and post-closure for the years ended December 31, 2006, 2005 and 2004 was $49.4 million, $50.3 million and $48.0 million, respectively, or an average of $0.63, $0.63 and $0.61 per ton consumed, respectively.
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
Environmental costs -—
Environmental liabilities arise primarily from contamination at sites that we own or operate or third-party sites where we deliver or transport waste. These liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination as well as controlling and containing methane gas migration. We engage third-party environmental consulting firms to assist us in conducting environmental assessments of existing landfills or other properties, and in connection with companies acquired from third parties.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
potentially responsible parties. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated financial statements.
Our ultimate liabilities for environmental matters may differ from the estimates determined in our assessment to date. We have determined that the recorded undiscounted liability for environmental matters as of December 31, 2006 and 2005 of approximately $217.3 million and $272.8 million, respectively, represents the most probable outcome of these matters. In connection with evaluating liabilities for environmental matters, we estimate a range of potential impacts and the most likely outcome. The recorded liabilities represent our estimate of the most likely outcome of the matters for which we have determined liability is probable. We re-evaluate these matters as additional information becomes available to ascertain whether the accrued liabilities are adequate. We do not expect that near-term adjustments to our estimates will have a material effect on our consolidated liquidity, financial position or results of operations. Using the high end of our estimate of the reasonably possible range, the outcome of these matters would result in approximately $24 million of additional liability. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, the expected amount of proceeds is recorded as an offset to environmental expense in operating income and a receivable is recorded in the periods when that determination is made. There were no significant recovery receivables outstanding as of December 31, 2006 or 2005.
The following table shows the activity and balances related to environmental accruals and for capping, closure and post-closure accruals related to open and closed landfills from December 31, 2003 through December 31, 2006 (in millions):

	Balance at	Charges to			Balance at
	12/31/03	Expense	Other (1)	Payments	12/31/04
Environmental accruals	$337.4	$—	$(0.8)	$(31.8)	$304.8
Open landfills capping, closure and post-closure accruals	376.4	32.6	31.4	(29.8)	410.6
Closed landfills capping, closure and post-closure accruals	171.5	15.4	60.5	(28.8)	218.6

Total	$885.3	$48.0	$91.1	$(90.4)	$934.0

	Balance at	Charges to			Balance at
	12/31/04	Expense	Other (1)	Payments	12/31/05
Environmental accruals	$304.8	$—	$(0.6)	$(31.4)	$272.8
Open landfills capping, closure and post-closure accruals	410.6	34.2	8.1	(33.1)	419.8
Closed landfills capping, closure and post-closure accruals	218.6	16.1	(7.8)	(26.9)	200.0

Total	$934.0	$50.3	$(0.3)	$(91.4)	$892.6

	Balance at	Charges to			Balance at
	12/31/05	Expense	Other (1) (2)	Payments	12/31/06
Environmental accruals	$272.8	$—	$(35.4)	$(20.1)	$217.3
Open landfills capping, closure and post-closure accruals	419.8	34.1	11.9	(36.5)	429.3
Closed landfills capping, closure and post-closure accruals	200.0	15.3	31.5	(28.1)	218.7

Total	$892.6	$49.4	$8.0	$(84.7)	$865.3

(1)	Amounts for open and closed landfills consist primarily of liabilities related to acquired and divested companies and amounts accrued for capping, closure and post-closure liabilities and charged to landfill assets during the period.

(2)	Includes an environmental adjustment recorded in 2006 due to the selection by a regulatory agency of a lower cost remediation plan related to a Superfund site, combined with a reclassification of approximately $27.2 million from environmental to closed site capping, closure and post-closure.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Employee Benefit Plans
Defined benefit pension plan —
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
The San Mateo Pension Plan covers certain employees at our San Mateo location. However, it excludes employees who are covered under collective bargaining agreements under which benefits had been the subject of good faith bargaining unless the collective bargaining agreement otherwise provides for such coverage. Benefits are based on the participant’s highest 5-year average earnings out of the last fifteen years of service. The San Mateo Pension Plan was amended in July 2003 to provide unreduced benefits, under certain circumstances, to participants who retire at or after a special early retirement date occurring on or after January 1, 2004. The San Mateo Plan was also amended in October 2005 to freeze participation by highly compensated employees after 2005 and to provide that no employees hired or rehired after 2005 be eligible to participate in or accrue a benefit under the San Mateo Pension Plan after 2005.
Our general funding policy is to make annual contributions to the plan as determined to be required by the plan’s actuary and as required by the Employee Retirement Income Security Act (ERISA) and the Internal Revenue Code (IRC) as amended by the Pension Protection Act of 2006. No contributions were required during 2006, 2005 or 2004. No contributions are anticipated for 2007.
Actuarial valuation reports were prepared as of the measurement dates of September 30, 2006 and 2005, and used as permitted by SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, for disclosures included in the tables below.
The Company adopted the recognition provisions of SFAS 158 that became effective December 31, 2006. These provisions require an employer to fully recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in its consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. The pension asset or liability equals the difference between the fair value of the plan’s assets and its benefit obligation, which for the BFI Retirement Plan would be the projected benefit obligation. Previously, the Company had recorded the minimum unfunded liability in its consolidated balance sheets with the benefit obligation representing the accumulated benefit obligation. The adoption of the recognition provisions of SFAS 158 for all employee benefit plans did not impact the Company’s compliance with its debt covenants.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of the changes in the plan's benefit obligations and the fair value of plan assets for the twelve-month period ended September 30 (in millions):

	2006	2005
Projected benefit obligation at beginning of period	$377.4	$353.0
Service cost	0.2	0.6
Interest cost	21.1	20.7
Curtailment loss	(0.7)	—
Actuarial (gain) loss	(22.7)	20.9
Benefits paid	(16.0)	(17.8)

Projected benefit obligation at end of period	$359.3	$377.4

Fair value of plan assets at beginning of period	$361.1	$339.4
Actual return on plan assets	25.8	39.5
Benefits paid	(16.0)	(17.8)

Fair value of plan assets at end of period	$370.9	$361.1

The following table provides the funded status of the plan and amounts recognized in the balance sheets as of December 31 (in millions):

	2006	2005
Funded status	$11.6	$(16.3)

Non-current asset	$11.6	$103.7
Non-current liabilities	—	(117.8)
The additional minimum liability (AML) for 2006 and the impact of the adoption of SFAS 158 at December 31 are as follows (in millions ):

	12/31/06		12/31/06		12/31/06
	Balance	AML	Balance	Adjustment	Balance
	Prior to AML	Adjustment	Post AML	to Initially	Post AML
	& SFAS 158	Per	Pre-SFAS 158	Apply	& SFAS 158
	Adjustment	SFAS 87	Adjustment	SFAS 158	Adjustment
Prepaid pension asset	$104.1	$0.4	$104.5	$(104.5)	$—
Accrued pension liability	(117.8)	117.8	—	—	—
Intangible asset	0.7	(0.7)	—	—	—
Non-current asset	—	—	—	11.6	11.6
Deferred tax asset	46.8	(46.8)	—	37.8	37.8
AOCI, net of taxes	70.3	(70.3)	—	55.1	55.1
Amounts before tax benefit that have not been recognized as components of net periodic benefit cost included in AOCI at December 31, 2006 are as follows (in millions):

2006
Net actuarial loss	$92.3
Prior service cost	0.6

Total AOCI before tax benefit	$92.9

The accumulated benefit obligation for the BFI Pension Plan was $358.6 million and $375.9 million at December 31, 2006 and 2005, respectively. The primary difference between the projected benefit obligation and the accumulated benefit obligation is that the projected benefit obligation includes assumptions about future compensation levels and the accumulated benefit obligation does not.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the components of net periodic benefit cost for the years ended December 31 2006, 2005 and 2004 and the projected net periodic benefit cost for 2007 (in millions):

	2007	2006	2005	2004
Service cost	$0.2	$0.2	$0.6	$0.8
Interest cost	21.1	21.1	20.7	20.6
Expected return on plan assets	(29.9)	(29.9)	(28.2)	(28.0)
Recognized net actuarial loss	5.0	6.9	6.8	7.2
Amortization of prior service cost	0.1	0.1	0.1	0.1
Curtailment loss (gain)	—	0.1	—	1.1

Net periodic benefit cost	$(3.5)	$(1.5)	$—	$1.8

The following table provides additional information regarding our pension plan for the years ended December 31 (in millions, except percentages):

	2006	2005	2004
Actual return on plan assets	$25.8	$39.5	$37.8
Actual rate of return on plan assets	7.2%	11.7%	11.9%
The assumptions used in the measurement of our benefit obligations for the current year and net periodic cost for the following year are shown in the following table (weighted average assumptions as of September 30):

	2006	2005	2004
Discount rate	6.00%	5.75%	6.00%
Average rate of compensation increase	5.00%	5.00%	5.00%
Expected return on plan assets	8.25%	8.50%	8.50%
In order to determine the discount rate used in the calculation of our obligations, our actuaries match the timing and amount of our expected pension plan cash outflows to maturities of high-quality bonds as priced on our measurement date. Where that timing does not correspond to a currently published high-quality bond rate, the actuary’s model uses an expected yield curve to determine an appropriate current discount rate. The yields on the bonds are used to derive a discount rate for the liability. The term of our liability, based on the actuarial expected retirement dates of our workforce, is approximately 16.5 years.
We determine the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing our expected rate of return assumption, we evaluate an analysis of historical actual performance and long-term return projections from our investment managers, which give consideration to our asset mix and the anticipated timing of our pension plan outflows.
We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for what we consider a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and our financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S and non-U.S. stocks as well as growth, value, and small and large capitalizations. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Historically, we have not invested in derivative instruments in our investment portfolio. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our plan target allocation for 2007, actual asset allocations at September 30, 2006 and 2005, and expected long-term rate of return by asset category for calendar year 2006:

	Target	Percentage of plan assets		Weighted average expected
	allocation	at September 30,		long-term rate of return for
	2007	2006	2005	calendar year 2006
Equity securities	60%	59%	63%	5.86%
Debt securities	40%	41%	37%	2.34%

Total	100%	100%	100%

The following table provides the estimated future pension benefit payments (in millions):

Estimated future payments:
2007	$15.5
2008	14.2
2009	15.7
2010	17.4
2011	18.4
Thereafter	130.3
BFI Post Retirement Healthcare Plan —
The BFI Post Retirement Healthcare Plan (provides continued medical coverage for certain former BFI employees following their retirement, including some employees subject to collective bargaining agreements. Eligibility for this plan is limited to (1) those BFI employees who had 10 or more years of service and were age 55 or older as of December 31, 1998, and (2) certain BFI employees in California who were hired on or before December 31, 2005 and who retire on or after age 55 with at least 30 years of service. Our related accrued liabilities were $6.4 million and $7.0 million at December 31, 2006 and 2005.
Supplemental executive retirement plan —
Under our Supplemental Executive Retirement Plan (SERP), which was adopted by the Board of Directors effective August 1, 2003, and restated on February 9, 2006, we pay retirement benefits to certain of our executives. Participants in the SERP are selected by the Management Development/Compensation Committee of the Board of Directors. There were eight and ten participants in the plan at December 31, 2006 and 2005, respectively. Qualifications to receive retirement payments under the SERP are specified in each participant’s employment agreement or in a schedule attached to the plan document. Depending on the terms of the specific agreement, upon bona fide retirement from Allied defined as: (a) the sum of the executive’s age and years of service with the Company must be equal to at least 63 to 65; (b) the executive must have completed at least 5 to 20 years of service with the Company; and (c) the executive must be at least age 55 to 58 years old, then the executive will be entitled to maximum retirement payments for each year during the ten years following retirement in an amount equal to 60% of the executive’s average base salary during the three consecutive full calendar years of employment immediately preceding the date of retirement.
With the adoption of the recognition provision of SFAS 158, we reflected the unfunded status of SERP on our consolidated balance sheet at December 31, 2006 as a liability equivalent to the plan’s projected benefit obligation. Previously, we recognized a liability equivalent to the plan’s accumulated benefit obligation.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of the changes in the plan’s benefit obligations and the fair value of plan assets for the twelve-month period ended September 30 (in millions):

	2006	2005
Projected benefit obligation at beginning of period	$11.2	$15.5
Service cost	0.9	1.0
Interest cost	0.7	0.7
Amendments	—	0.6
Curtailment loss	(1.5)	(2.5)
Actuarial gain (loss)	0.9	(3.7)
Benefits paid	(0.4)	(0.4)

Projected benefit obligation at end of period	$11.8	$11.2

Fair value of plan assets at end of period	$—	$—

The following table provides the funded status of the plan and amounts recognized in the balance sheets as of December 31 (in millions):

	2006	2005
Funded status	$(11.8)	$(11.2)

Non-current asset	$—	$3.5
Current liabilities	(0.7)	—
Non-current liabilities	(11.1)	(9.1)
The AML for 2006 and the impact of the adoption of SFAS 158 at December 31, 2006 are as follows (in millions):

	12/31/06		12/31/06		12/31/06
	Balance	AML	Balance	Adjustment	Balance
	Prior to AML	Adjustment	Post AML	to Initially	Post AML &
	& SFAS 158	Per	Pre-SFAS 158	Apply	SFAS 158
	Adjustment	SFAS 87	Adjustment	SFAS 158	Adjustment
Accrued pension liability	$(11.6)	$1.2	$(10.4)	$(1.4)	$(11.8)
Intangible asset	3.5	(0.7)	2.8	(2.8)	—
Deferred tax asset	—	—	—	1.7	1.7
AOCI, net of taxes	—	—	—	2.5	2.5
Amounts before tax benefit that have not been recognized as components of net periodic benefit cost included in AOCI at December 31, 2006 are as follows (in millions):

2006
Net actuarial loss	$1.1
Prior service cost	3.1

Total AOCI before tax benefit	$4.2

The accumulated benefit obligation at December 31, 2006 and 2005 was $10.5 million and $9.2 million, respectively. The primary difference between the projected benefit obligation and the accumulated benefit obligation is that the projected benefit obligation includes assumptions about future compensation levels and the accumulated benefit obligation does not. The following table provides the components of net periodic benefit cost for the years ended December 31 (in millions):

	2006	2005	2004
Service cost	$0.9	$1.0	$0.9
Interest cost	0.7	0.7	0.9
Recognized net actuarial loss (gain)	0.1	(0.2)	—
Amortization of prior service cost	0.8	1.5	2.1
Curtailment gain (1)	—	(0.8)	(0.7)

Net periodic benefit cost	$2.5	$2.2	$3.2

(1)	The curtailment in 2006 includes a $0.9 million gain related to two participants leaving the plan offset by a net $0.9 million loss related to a participant’s early retirement.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of projected net periodic benefit cost for the year ended December 31, 2007 are expected to approximate the cost in 2006 assuming no changes occur with respect to participants in the SERP Plan.
The assumptions used in the measurement of our benefit obligations for the current year and net periodic cost for the following year are shown in the following table (weighted average assumptions as of September 30):

	2006	2005	2004
Discount rate	6.00%	5.75%	6.00%
Average rate of compensation increase	3.00%	3.00%	3.00%
The following table provides the estimated future SERP benefit payments (in millions):

Estimated future payments:
2007	$0.7
2008	0.7
2009	0.7
2010	0.7
2011	1.1
Years 2012 – 2016	5.2
401(k) plan —
We sponsor the Allied Waste Industries, Inc. 401(k) Plan (Allied 401(k) Plan), a defined contribution plan, which is available to all eligible employees except those residing in Puerto Rico and those represented under certain collective bargaining agreements where benefits have been the subject of good faith bargaining. Effective January 1, 2005, we created the Allied Waste Industries, Inc. 1165(e) Plan (Puerto Rico 401(k) Plan), a defined contribution plan, for employees residing in Puerto Rico. Plan participant balances in the Allied 401(k) Plan for these employees were transferred to the new plan in early 2005. Eligible employees for either plan may contribute up to 25% of their annual compensation on a pre-tax basis. Participants’ contributions are subject to certain restrictions as set forth in the IRC and Puerto Rico Internal Revenue Code of 1994. We match in cash 50% of employee contributions, up to the first 5% of the employee’s compensation. Participants’ contributions vest immediately, and the employer contributions vest in increments of 20% based upon years of service. Our matching contributions totaled $10.9 million, $9.9 million and $9.1 million in 2006, 2005 and 2004, respectively.
Long-term incentive plan —
Effective January 1, 2003, the Management Development/Compensation Committee of the Board of Directors granted new long-term performance incentive awards under the Long-Term Incentive Plan (LTIP) to key members of management for the fiscal 2003-2004 and 2003-2005 performance periods. In 2004, incentive goals and awards were established for the 2004-2006 performance period. On February 17, 2005, incentive goals and awards were established for the 2005-2007 performance period. Such awards were intended to provide continuing emphasis on specified performance goals that the Management Development/Compensation Committee considered to be important contributors to long-term stockholder value.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We record an accrual for the award to be paid in the period earned based on anticipated achievement of the performance goals. All awards are forfeited if the participant voluntarily terminates employment or is discharged for “cause” (as defined in the LTIP).
No awards were payable for the fiscal 2003-2005 or 2004-2006 performance periods.
9. Preferred Stock
At December 31, 2006, we had 10 million shares of preferred stock authorized.
Series D mandatory convertible preferred stock —
In March 2005, we issued 2.4 million shares of Series D preferred stock, par value of $0.10 at $250 per share, through a public offering for net proceeds of approximately $581 million. The Series D preferred stock has a dividend rate of 6.25% and is mandatorily convertible on March 1, 2008. On the conversion date, each share of Series D preferred stock will automatically convert into shares of common stock based on the following conversion table:

Applicable Market Value of Common Shares	Conversion Rate
Less than or equal to $7.90	31.6456:1
Between $7.90 and $9.88	31.6456:1 to 25.3165:1
Equal to or greater than $9.88	25.3165:1
The Series D preferred stock is convertible into common stock at any time prior to March 1, 2008 at the option of the holder at a conversion rate of 25.3165 shares of common stock for one share of Series D preferred stock. Any time prior to March 1, 2008, the Series D preferred stock can be required to be converted, at a conversion rate of 25.3165 shares of our common stock for each share of our Series D preferred stock, at our option if the closing price of our common stock is greater than $14.81 for 20 days within a 30-day consecutive period. If we elect to convert the Series D preferred stock, we are required to pay the holder the present value of the remaining dividend payments through and including March 1, 2008.
Series C mandatory convertible preferred stock —
In April 2003, we issued 6.9 million shares of Series C mandatory convertible preferred stock (Series C preferred stock), par value $0.10 at $50 per share, through a public offering for net proceeds of approximately $333 million. The Series C preferred stock had a dividend rate of 6.25%. The Series C preferred stock was mandatorily convertible on April 1, 2006.
In April 2006, each of the outstanding shares of our Series C preferred stock automatically converted into 4.9358 shares of our common stock pursuant to the terms of the certificate of designations governing the Series C preferred stock. The conversion rate, pursuant to the terms set forth in the certificate of designations, was equal to $50.00 divided by $10.13 (the threshold appreciation price), as the average of the closing prices per share of our common stock on each of the 20 consecutive trading days ending on March 29, 2006 (the third trading day preceding the conversion date) was greater than the threshold appreciation price. Each holder of Series C preferred stock on the applicable record date received a cash payment equal to the amount of accrued and unpaid dividends. As a result of the conversion, we will no longer pay quarterly dividends in cash or stock in respect of the Series C preferred stock. Each holder of Series C preferred stock on the conversion date received cash in lieu of any fractional shares of common stock issued upon conversion of the Series C preferred stock. The conversion increased our common shares outstanding by approximately 34.1 million shares and eliminated annual cash dividends of $21.6 million.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Stockholders’ Equity
On March 9, 2005, we issued 12.75 million shares of common stock through a public offering for net proceeds of approximately $95.6 million. We had 525 million shares of common stock authorized at December 31, 2006. The par value of these shares is $0.01.
The following table shows the activity and balances related to our common stock, (net of treasury shares of 1.0 million, 0.8 million and 0.7 million in 2006, 2005 and 2004, respectively) for the years ended December 31 (in millions):

	2006	2005	2004
Balance at beginning of year	331.2	317.5	320.1
Common stock issued, net	34.6	13.4	(4.1)
Stock options and warrants exercised	2.1	0.3	1.5

Balance at end of year	367.9	331.2	317.5

11. Stock Plans
Employee Plans –
In February 2006, the Board amended and restated the 1991 Employee Stock Plan to create the 2006 Incentive Stock Plan (2006 Plan). Our stockholders approved the 2006 Plan in May 2006. The 2006 Plan, the Amended and Restated 1993 Incentive Stock Plan (1993 Plan) and the Amended and Restated 1994 Incentive Stock Plan (1994 Plan) (collectively the Employee Plans), provide for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock and stock bonuses. The 2006 Plan also provides for the grant of restricted stock units, stock appreciation rights, performance awards, dividend equivalents, cash awards, or other stock-based awards. Options granted under the Employee Plans typically vest over three to five years and expire ten years from their grant date. No further awards may be granted under the 1993 Plan and 1994 Plan. At December 31, 2006, there were approximately 32.9 million shares of common stock available for award under the 2006 Plan.
During 2006 and 2005, the Management Development/Compensation Committee approved grants of approximately 0.3 million and 1.1 million restricted stock units with a weighted average grant-date fair value of $10.38 and $8.83, respectively. These restricted stock units cannot be sold or transferred and are subject to forfeiture until they are fully vested. The restricted stock units vest over a period of three to five years, after which time they are automatically converted into shares of Allied’s common stock unless a participant has elected to defer the settlement of shares. Also during 2005, Allied granted 100,000 shares of restricted stock to its Chief Executive Officer. On May 27, 2006, 10,000 of those shares vested. Another 40,000 began vesting in June 2006 at a rate of 833 per month. The remaining 50,000 will vest solely upon whether certain performance targets are achieved over a period of not more than seven years beginning on January 1, 2006.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2005 Non-Employee Director Equity Compensation Plan –
We provide restricted stock awards (or, at the discretion of the Management Development/ Compensation Committee of the Board of Directors, restricted stock units or stock options) to non-employee members of the Board of Directors under our 2005 Non-Employee Director Equity Compensation Plan (the Director Plan). Stock awards granted under the Director Plan generally vest over a period of one to three years and expire ten years from the grant date. Restricted stock awards cannot be sold or transferred and are subject to forfeiture until they are fully vested. The maximum number of shares to be granted under the Director Plan is 2.75 million common shares, of which approximately 1.4 million were available for issuance at December 31, 2006.
Stock-based Compensation -
Effective January 1, 2006, we adopted the provisions of SFAS 123(R), which establishes the accounting for stock-based awards exchanged for employee services. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). We elected to adopt the modified prospective transition method as provided by SFAS 123(R). Under this method, we are required to recognize compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that were outstanding at the date of adoption. We previously accounted for share-based compensation plans under APB 25 and the related interpretations and provided the required SFAS 123 pro forma disclosures for employee stock options.
Stock-based compensation expense for the year ended December 31, 2006 is as follows (in millions, except per share data):

Year Ended December
31, 2006
Stock-based compensation expense by type of award(1):
Stock options	$8.6
Restricted stock awards – employees	0.5
Restricted stock awards – non-employees	1.4

Total stock-based compensation expense	$10.5
Tax effect on stock-based compensation expense	(3.4)

Net effect on net income available to common shareholders	$7.1

Effect on earnings per share:
Basic	$0.02
Diluted	0.02

(1)	Included in selling, general and administrative expenses.
The following table presents the pro forma effect on net income available to common shareholders and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 (in millions, except per share data):

	Year Ended December 31,
	2005	2004
Net income available to common shareholders, as reported	$151.8	$27.7
Add: Stock-based compensation expense included in reported net income available to common shareholders, net of tax	5.6	10.9
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(10.0)	(17.9)

Net income available to common shareholders, pro forma	$147.4	$20.7

Basic earnings per share: As reported	$0.46	$0.09
Pro forma	0.45	0.07

Diluted earnings per share: As reported	$0.46	$0.09
Pro forma	0.45	0.06

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Valuation Assumptions
In connection with the adoption of SFAS 123(R), we assessed our valuation technique and related assumptions. Consistent with the provisions of SFAS 123(R), Staff Accounting Bulletin No. 107 (SAB 107) and our prior period pro forma disclosures, we estimated the fair value of stock options on the date of grant using a Black-Scholes option valuation model and the assumptions in the following table. The fair value of each option grant is recognized using the straight-line attribution approach.

	Year Ended December 31,
	2006	2005	2004
Risk free interest rate	4.1%	3.4%	2.9%
Expected life (in years)	6.6	5.8	4.1
Dividend rate	0.0%	0.0%	0.0%
Expected volatility	42.1%	51.4%	64.1%
The risk-free interest rate is based on a zero-coupon U.S. Treasury bill rate on the date of grant with the maturity date approximately equal to the expected life at the grant date. The expected life of the options granted in 2006 was determined using the simplified method as provided by SAB 107. Allied has not declared any dividends on common stock and is currently restricted from paying such dividends under our 2005 Credit Facility. Based on this, the dividend rate is assumed to be zero. The Company derives its expected volatility based on a combination of the implied volatility of its traded options and daily historical volatility of its stock price. Prior to the adoption of SFAS 123(R), the Company used historical volatility of its stock price for its pro forma disclosures.
Stock Options -
A summary of our stock option awards, including those granted to non-employee directors, for the year ended December 31, 2006 is as follows:

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual Term	Value
	(in millions)	Price	(years)	(in millions)(1)
Outstanding at January 1, 2006	19.8	$11.57		$33.4
Granted	3.2	12.02		2.4
Exercised	(2.2)	9.69		(5.6)
Forfeited or expired	(0.9)	11.90		(1.2)

Outstanding at December 31, 2006	19.9	11.77	6.0	$29.0

Exercisable at December 31, 2006	13.5	12.52	4.5	$15.1

(1)	Based on our closing common stock price of $12.29 at December 29, 2006.
During the year ended December 31, 2006, we granted 3.2 million stock options with an estimated total grant-date fair value of $17.7 million. Of this amount, we estimated that the stock-based compensation for the awards not expected to vest will approximate $2.6 million. All options have no intrinsic value at date of grant. The weighted average fair value of options granted during the year ended December 31, 2006 was $5.52 per share.
At December 31, 2006, the unrecognized stock-based compensation, net of estimated forfeitures, related to stock options was $25.1 million and is expected to be recognized over an estimated weighted average amortization period of 3.7 years. The cash proceeds from stock option exercises during the year ended December 31, 2006 were $20.0 million. The income tax benefits from stock option exercises were approximately $1.7 million for the year ended December 31, 2006.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted average per share grant-date fair value of stock options granted and vested are as follows:

	Year Ended December 31,
	2006	2005	2004
Weighted average grant-date fair value per share of stock options granted	$5.52	$4.50	$5.35
Weighted average grant-date fair value per share of stock options vested	4.88	5.56	5.98
The intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $5.6 million, $0.6 million and $3.1 million, respectively.
The changes in non-vested stock options during the year ended December 31, 2006 are as follows:

	Number	Weighted
	of Shares	Average Grant
	(in millions)	Date Fair Value
Non-vested balance at January 1, 2006	5.6	$4.68
Granted	3.2	5.52
Vested	(1.9)	4.88
Forfeited	(0.5)	5.02

Non-vested balance at December 31, 2006	6.4	5.02

Restricted Stock Awards –
The changes in restricted stock awards, including those granted to non-employee directors, for the year ended December 31, 2006 is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Grant Date	Contractual	Value
	(in millions)	Fair Value	Term (years)	(in millions)(1)
Outstanding at January 1, 2006	4.9	$7.13		$60.1
Granted	0.3	10.64		3.7
Vested	(1.4)	7.29		(17.5)
Forfeited	(0.4)	7.60		(4.1)

Outstanding at December 31, 2006	3.4	7.32	3.3	$42.2

(1)	Based on our closing common stock price of $12.29 at December 29, 2006.
During the year ended December 31, 2006, Allied granted approximately 0.3 million restricted stock units with an estimated total grant-date fair value of $2.5 million. Of this amount, we estimated the stock-based compensation for the awards not expected to vest was $0.2 million. The weighted average fair value of restricted stock units granted during the year ended December 31, 2006 was $10.38 per share.
At December 31, 2006, the unrecognized stock-based compensation related to non-vested restricted stock awards was $13.0 million and is expected to be recognized over an estimated weighted average amortization period of 3.3 years.
The weighted average grant date fair value of restricted stock awards vested during the years ended December 31, 2006, 2005 and 2004 was $10.4 million, $7.9 million and $6.3 million, respectively. The income tax benefits from restricted stock awards vested were approximately $2.0 million for the year ended December 31, 2006.
Non-Employee Director Stock Awards
During the year ended December 31, 2006, Allied granted non-employee directors approximately 46,000 shares of restricted stock with an estimated total grant-date fair value of $0.6 million and weighted average fair value of $12.04 per share. During the year ended December 31, 2006, approximately 19,000 shares and 49,000 shares, respectively, were forfeited and vested. At December 31, 2006, the unrecognized stock-based compensation related to these awards was

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$0.2 million and is expected to be recognized over an estimated weighted average amortization period of one year.
12. Net Income Per Common Share
Net income per common share is calculated by dividing net income, less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in millions, except per share data):

	Year Ended December 31,
	2006	2005	2004
Basic earnings per share computation:
Income from continuing operations	$160.9	$193.8	$58.0
Less: dividends on preferred stock	42.9	52.0	21.6

Income from continuing operations available to common shareholders	$118.0	$141.8	$36.4

Weighted average common shares outstanding	356.7	326.9	315.0

Basic earnings per share from continuing operations	$0.33	$0.43	$0.12

Diluted earnings per share computation:
Income from continuing operations	$160.9	$193.8	$58.0
Less: dividends on preferred stock	42.9	52.0	21.6

Income from continuing operations available to common shareholders	$118.0	$141.8	$36.4

Weighted average common shares outstanding	356.7	326.9	315.0
Dilutive effect of stock, stock options, warrants and contingently issuable shares	2.6	3.2	4.7

Weighted average common and common equivalent shares outstanding	359.3	330.1	319.7

Diluted earnings per share from continuing operations	$0.33	$0.43	$0.11

In calculating earnings per share, we have not assumed exercise or conversion of the following securities into common shares since the related effects would not be dilutive (in millions):

	Year Ended December 31,
	2006	2005	2004
Series C preferred stock	—	38.6	38.2
Series D preferred stock	60.8	54.6	—
Stock options	10.7	18.1	9.8
Senior subordinated convertible debentures	11.3	11.3	7.8
13. Income Taxes
The components of the income tax provision consist of the following (in millions):

	Year Ended December 31,
	2006	2005	2004
Current federal tax provision	$7.8	$2.7	$1.4
Current state tax provision	24.4	11.3	23.9
Deferred tax provision	206.3	119.9	46.9

Total	$238.5	$133.9	$72.2

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation of the federal statutory tax rate to our effective tax rate is as follows:

	Year Ended December 31,
	2006	2005	2004
Federal statutory tax rate	35.0%	35.0%	35.0%
Consolidated state taxes, net of federal benefit	6.3	3.3	10.1
Interest on tax contingencies, net of tax benefit	9.8	4.0	9.6
Tax basis in stock of assets held for sale	—	(7.8)	—
Valuation allowance on state net operating losses	2.4	3.4	(4.2)
Prior year state matters	3.4	—	—
Other	2.8	3.0	5.0

Effective tax rate	59.7%	40.9%	55.5%

Income tax expense increased by $104.6 million or 78% from $133.9 million in 2005 to $238.5 million in 2006 primarily due to increased pre-tax income. Other factors contributing to the increase included interest charges totaling $21.5 million on previously recorded liabilities currently under review by the applicable taxing authorities as a result of developments during the fourth quarter; adjustments attributable to prior periods totaling $13.4 million relating to two state income tax matters involving tax years prior to 2003 which were identified during the fourth quarter and which were determined to be immaterial to prior years’ financial statements (an additional $3.6 million was charged to goodwill for one of these matters); and a net increase in the valuation allowance of $9.5 million for the deferred tax assets relating to certain of our state net operating loss carryforwards (including a $12.0 million charge recorded in the fourth quarter) due to an updated recoverability assessment. In 2005, income tax expense was reduced by a $25.5 million benefit related to additional stock basis associated with a divestiture.
The components of the net deferred tax asset (liability) are as follows (in millions):

	December 31,
	2006	2005
Deferred tax liabilities relating to:
Goodwill	$(418.4)	$(370.8)
Property, equipment and other	(176.5)	(352.0)

Total deferred tax liabilities	(594.9)	(722.8)

Deferred tax assets relating to:
Environmental, capping, closure and post-closure reserves	151.8	186.0
Other reserves	73.6	52.7
Capital loss carryforward	30.5	—
Tax effect of capital loss on assets held for sale	—	34.2
Tax effect of ordinary loss on assets held for sale	—	14.7
Net operating loss and minimum tax credit carryforwards	271.6	339.5
Valuation allowance	(117.4)	(116.5)

Total deferred tax asset	410.1	510.6

Net deferred tax liability	$(184.8)	$(212.2)

The $175.5 million decrease in deferred tax liabilities relating to property, equipment and other from $352.0 million at December 31, 2005 to $176.5 million at December 31, 2006 is primarily attributable to the reclassification during the fourth quarter of approximately $160 million of deferred tax liabilities to other long-term obligations. The deferred tax liabilities related to outside basis differences in certain partnership interests which were exchanged for other partnerships interests. As described below, the IRS is contending that the exchange was a sale on which a corresponding gain should have been recognized.
We have federal net operating loss carryforwards of $344.5 million, with an estimated tax effect of $120.6 million, available at December 31, 2006. If unused, material portions of these losses will begin to expire in 2023. Additionally, we have state net operating loss carryforwards, with an estimated tax effect of $129.7 million, available at December 31, 2006. The state net operating losses will expire at various times between 2007 and 2026 if not used. We have established a valuation allowance of $117.4 million for the state loss carryforwards that are unlikely to be used prior to expiration. The net $0.9 million increase in the valuation allowance in 2006 reflects an $8.3 million increase due to state net operating losses generated during 2006, for which utilization is unlikely and a $9.5 million increase reflecting a change in our assessment of the utilization of our remaining state net operating loss carryforwards, partially offset by a $16.9 million decrease due to expirations of and other adjustments to our state net operating loss carryforwards. In addition to the net operating loss carryforwards, we have federal minimum tax and other credit carryforwards of approximately $21.3 million as of December 31, 2006, of which $17.9 million are not subject to expiration.
In connection with acquisitions, we record certain tax balances using assumptions that are subject to change and subsequent increases or decreases in these balances will generally be charged or credited to goodwill. The valuation allowance at December 31, 2006 includes approximately $11.8

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million relating to the BFI acquisition. Subsequent adjustments to this amount will be reflected in goodwill.
Deferred income taxes have not been provided on the undistributed earnings of our Puerto Rican subsidiaries of $21.9 million and $22.2 million as of December 31, 2006 and 2005, respectively, as such earnings are considered to be permanently invested in those subsidiaries. If such earnings were to be remitted to us as dividends, we would incur an additional $8.0 million of federal income taxes.
We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2003. Two significant matters relating to these audits are discussed below.
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
In April 2005, the Appeals Office of the IRS upheld the disallowance of the capital loss deduction. As a result, in late April 2005 we paid a deficiency to the IRS of $23 million for BFI tax years prior to the acquisition. In July 2005, we filed a suit for refund in the United States Court of Federal Claims. In December 2005, the government filed a counterclaim for assessed interest of $12.8 million and an assessed penalty of $5.4 million. The IRS has agreed to suspend the collection of the assessed interest and penalty until a decision is rendered on our suit for refund.
Based on the complexity of the case, we estimate it will likely take a number of years to fully try the case and obtain a decision. Furthermore, depending on the circumstances at that time, the losing party may appeal the decision to the United States Court of Appeals for the Federal Circuit. A settlement, however, could occur at any time during the litigation process.
The remaining tax years affected by the capital loss issue are currently being audited or reviewed by the IRS. A decision by the Court of Federal Claims in the pending suit for refund, or by the Federal Circuit if the case is appealed, should resolve the issue in these years as well. If we were to win the case, the initial payments would be refunded to us. If we were to lose the case, the deficiency associated with the remaining tax years would be due. If we were to settle the case, the settlement would likely cover all affected tax years and any resulting deficiency would become due in the ordinary course of the audits.
On July 12, 2006, the Federal Circuit reversed a decision by the Court of Federal Claims favorable to the taxpayer in Coltec v. United States, 454 F.3d 1340 (Fed. Cir. 2006), in a case involving a similar transaction. We are not a party to this proceeding. The Federal Circuit nonetheless affirmed the taxpayer’s position regarding the technical interpretation of the relevant tax code provisions.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Although we continue to believe that our suit for refund in the Court of Federal Claims is factually distinguishable from Coltec, the legal bases upon which the decision was reached by the Federal Circuit may impact our litigation.
If the capital loss deduction is fully disallowed, we estimate it could have a potential federal and state cash tax impact (excluding penalties) of approximately $280 million, of which approximately $33 million has been paid, plus accrued interest through December 31, 2006 of approximately $131 million ($79 million net of tax benefit). Additionally, the IRS could ultimately impose penalties and interest on those penalties for any amount up to approximately $130 million, after tax.
In April 2002, we exchanged minority partnership interests in four waste to energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly-owned subsidiaries. The IRS is contending that the exchange was a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $160 million plus accrued interest through December 31, 2006 of approximately $31 million ($19 million, net of tax benefit). Also, the IRS could propose a penalty of up to 40% of the additional income tax due. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.
The potential tax and interest (but not penalties or penalty-related interest) impact of the above matters has been fully reserved on our consolidated balance sheet. With regard to tax and accrued interest through December 31, 2006, a disallowance would not materially affect our consolidated results of operations; however, a deficiency payment would adversely impact our cash flow in the period the payment was made. The accrual of additional interest charges through the time these matters are resolved will affect our consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.
14. Commitments and Contingencies
Litigation —
We are subject to extensive and evolving laws and regulations and have implemented our own safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings for a particular period. We accrue for legal matters and regulatory compliance contingencies when such costs are probable and can be reasonably estimated. During the year ended December 31, 2005, we reduced our selling, general and administrative expenses by $22.1 million related to accruals for legal matters, primarily established at the time of the BFI acquisition. Except as described in Note 13, Income Taxes, in the discussion of our outstanding tax dispute with the IRS, we do not believe that matters in process at December 31, 2006 will have a material adverse effect on our consolidated liquidity, financial position or results of operations.
A consolidated amended class action complaint was filed against us and five of our current and former officers on March 31, 2005 in the U.S. District Court for the District of Arizona, consolidating three lawsuits previously filed on August 9, 2004, August 27, 2004 and September 30, 2004. The amended complaint asserted claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaint alleged that from February 10,

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2004 to September 13, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated results for fiscal year 2004. The lawsuit sought an unspecified amount of damages. We filed a motion to dismiss the complaint on May 2, 2005. On December 15, 2005, the U.S. District Court for the District of Arizona granted our motion and dismissed the lawsuit with prejudice. Plaintiffs have appealed the dismissal to the 9th Circuit Court of Appeals. On October 6, 2006 the plaintiffs filed their opening appellate brief. The Company and four individual defendants filed their brief in opposition on December 15, 2006, and the plaintiffs filed their reply brief on January 24, 2007. We do not believe the outcome of this matter will have a material adverse effect on our consolidated liquidity, financial position or results of operations.
In the normal course of conducting our landfill operations, we are involved in legal and administrative proceedings relating to the process of obtaining and defending the permits that allow us to operate our landfills.
In September 1999, neighboring parties and the county drainage district filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from an unrelated dispute years ago related to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 2.4 million tons at December 31, 2006. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a judgment issued by a Texas state trial court in the civil lawsuit effectively revoked the expansion permit that was granted by the TCEQ in 2001, which would require us to operate the landfill according to a prior permit granted in 1988. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.
In April 2006, the Texas Court of Appeals ruled on the civil litigation. The court dissolved the permanent injunction, which would have effectively prevented us from operating the landfill under the expansion permit, but also required us to pay a damage award of approximately $2 million plus attorney fees and interest. On April 27, 2006, all parties filed motions for rehearing, which were denied by the Texas Court of Appeals. All parties have filed petitions for review to the Texas Supreme Court. The Texas Supreme Court has not yet decided if they will grant or deny review.
On March 14, 2006, our wholly-owned subsidiary, BFI Waste Systems of Mississippi, LLC, received a Notice of Violation from the Environmental Protection Agency (the “EPA”) alleging that it was in violation of certain Clean Air Act provisions governing federal Emissions Guidelines for Municipal Solid Waste Landfills, New Source Performance Standards for Municipal Solid Waste Landfills, and the facility Operating Permit at its Little Dixie Landfill. The majority of these alleged violations involve the failure to file reports or permit applications, including but not limited to design capacity reports, NMOC emission rate reports and collection and control system design plans, with the EPA in a timely manner. If we are found to be in violation of such regulations we may be subject to remedial action under EPA regulations, including monetary sanctions of up to $32,500 per day. By letter dated January 17, 2007, the EPA notified the company that EPA had referred the matter to the U.S. Department of Justice for purposes bringing an enforcement action and invited the company to engage in settlement negotiations.
On June 27, 2006, our wholly-owned subsidiary, American Disposal Services of West Virginia, Inc., received a proposed Settlement Agreement and Consent Order from the West Virginia Department of Environmental Protection seeking to assess a civil penalty of $150,000 and seeking to require the facility to perform a Supplemental Environmental Project (SEP) with a value of not less than

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$100,000 to resolve several alleged environmental violations under the West Virginia Solid Waste Management Act that occurred over the past three years at its Short Creek Landfill in Ohio County, West Virginia. In a Settlement Agreement and Consent Order effective September 12, 2006, our subsidiary agreed to pay a civil penalty of $150,000 and to perform a SEP with a value of not less than $100,000.
Royalties —
In connection with certain acquisitions, we have entered into agreements to pay royalties based on waste tonnage disposed at specified landfills. The payments are generally payable quarterly and amounts earned, but not paid, are accrued in the accompanying consolidated balance sheets. Royalties are accrued as tonnage is disposed of in the landfill.
Lease agreements —
We have operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year as of December 31, 2006 are as follows (in millions):

2007	$35.9
2008	33.7
2009	27.8
2010	21.6
2011	17.2
Thereafter	91.8

Total	$228.0

Rental expense under such operating leases was approximately $33.0 million, $33.2 million and $32.0 million for each of the three years ended December 31, 2006, 2005 and 2004, respectively.
Employment agreements —
We have entered into employment agreements with certain of our executive officers for periods of up to two years. Under these agreements, in some circumstances, including a change in control as defined in the employment agreements, we may be obligated to pay an amount up to three times the sum of the executive’s base salary and targeted bonus. Also, in the event of a change in control, our executive officers may be entitled to a gross-up of certain excise taxes incurred, provided that the fair market value of our shares is at or greater than a specified price as of the date of the change in control. If an executive officer’s employment is terminated under certain circumstances, the executive may be entitled to continued medical, dental and/or vision coverage, continued vesting and exercisability of the executive’s stock options, and continued coverage under our directors’ and officers’ liability insurance, among other matters. In addition, our executive officers may be entitled to retirement payments equal to up to 60% of their base salary, paid over a period of 10 years under our Supplemental Executive Retirement Plan.
We expect that certain modifications may be required to be made to the employment agreements, as well as to related compensation plans, programs and arrangements, to comply with the provisions of Section 409A of the Internal Revenue Code of 1986, as amended. The IRS has not released final guidance on Section 409A, and it is not certain when such guidance will be released or what modifications will be required. However, under proposed regulations released by the IRS in September 2005, as supplemented by Notice 2006-79, our Company is required to operate its employment and compensation agreements, plans, programs and arrangements in reasonable good faith compliance with Section 409A and the guidance issued thereunder during 2005, 2006 and 2007. Under the proposed regulations, we generally will have until December 31, 2007 to amend documents to comply with Section 409A.

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
At December 31, 2006, we had the following financial assurance instruments and collateral in place (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$661.9	$—	$—	$—	$661.9
Surety bonds	597.4	510.0	—	—	1,107.4
Trust deposits	83.4	—	—	—	83.4
Letters of credit (1)	456.4	58.7	273.5	125.1	913.7

Total	$1,799.1	$568.7	$273.5	$125.1	$2,766.4

(1)	These amounts were issued under the 2005 Revolver, the Incremental Revolving Letter of Credit and the Institutional Letter of Credit Facility under our 2005 Credit Facility.
These financial instruments are issued in the normal course of business and are not debt of the Company. Since we currently have no liability for these financial assurance instruments, they are not reflected in the accompanying consolidated balance sheets. However, we have recorded capping, closure and post-closure liabilities and self-insurance liabilities as they are incurred. The underlying obligations of the financial assurance instruments, in excess of those already reflected in our consolidated balance sheets, would be recorded if it is probable that we would be unable to fulfill our related obligations. We do not expect this to occur.
Off-balance sheet arrangements –
We have no off-balance sheet debt or similar obligations, other than operating leases and the financial assurance instruments discussed above, which are not classified as debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third-party debt.
Guarantees –
We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that relate to our activities prior to the divestiture and that may become known in the future. As of December 31, 2006, we estimate the contingent obligations associated with these indemnifications to be insignificant.
We have entered into agreements to guarantee the value of certain property that is adjacent to certain landfills to the property owners. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees were accounted for in accordance with SFAS 5, Accounting for Contingencies. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FIN 45. We estimate that the contingent obligations associated with these indemnifications are not significant at December 31, 2006 and 2005.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Related Party Transactions
Transactions with related parties are entered into only upon approval by a majority of our independent directors and only upon terms comparable to those that would be available from unaffiliated parties. At December 31, 2006 and 2005, respectively, employee loans of less than $0.1 million and $0.3 million were outstanding to current or former employees.
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
We manage our operations through five geographic operating segments: Midwestern, Northeastern, Southeastern, Southwestern and Western. Each region is responsible for managing several vertically integrated operations, which are comprised of districts. The accounting policies of the business segments are the same as those described in Note 1, Organization and Summary of Significant Accounting Policies. Results by segment have been restated for previous periods to reflect refinements to a change in our organizational structure completed during the second quarter ended June 30, 2006.
The tables below reflect certain information relating to the continuing operations of our geographic operating segments for the years ended December 31, 2006, 2005 and 2004 (in millions):

		Operating Income
		Before
		Depreciation and	Depreciation and	Capital
	Revenues	Amortization (1)	Amortization	Expenditures	Total Assets
2006:
Midwestern (2)	$1,236.4	$359.7	$132.1	$140.3	$3,375.4
Northeastern	1,256.6	337.2	120.2	140.2	2,634.1
Southeastern	1,059.7	316.8	99.4	107.5	2,377.0
Southwestern	991.6	288.1	106.4	110.8	2,290.9
Western	1,351.2	440.9	104.3	143.3	2,484.7

Total reportable segments	5,895.5		562.4	642.1	13,162.1
Other (3)	133.3		6.9	27.2	648.9

Total per financial statements	$6,028.8		$569.3	$669.3	$13,811.0

2005:
Midwestern	$1,201.5	$343.7	$131.6	$152.5	$3,380.5
Northeastern	1,247.2	318.9	116.2	117.3	2,633.3
Southeastern	997.1	280.4	97.8	97.5	2,362.0
Southwestern (2)	939.6	262.7	100.4	143.0	2,287.4
Western	1,265.4	413.6	100.2	144.8	2,422.1

Total reportable segments	5,650.8		546.2	655.1	13,085.3
Other (3)	84.0		8.2	40.8	576.0

Total per financial statements	$5,734.8		$554.4	$695.9	$13,661.3

2004:
Midwestern	$1,167.8	$367.6	$146.0	$144.0	$3,356.0
Northeastern	1,252.8	319.6	118.8	101.8	2,636.8
Southeastern	953.4	295.2	103.3	81.9	2,336.6
Southwestern	884.6	260.0	79.0	97.5	2,202.2
Western	1,191.6	400.2	96.6	146.5	2,367.8

Total reportable segments	5,450.2		543.7	571.7	12,899.4
Other (3)	63.8		15.6	11.2	639.8

Total per financial statements	$5,514.0		$559.3	$582.9	$13,539.2

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	See following table for reconciliation to income from continuing operations before income taxes and minority interest per the consolidated statements of operations.

(2)	Operating income before depreciation and amortization for 2006 includes $8.5 million ($6.5 million in Midwestern and $2.0 million in Southwestern) of asset impairments relating to management decisions to discontinue the operations or development of certain landfill facilities. The impairment charge is included in “Loss from divestitures and asset impairments” on the consolidated statement of operations.

(3)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a regional basis.
Reconciliation of our primary measure of segment profitability to income from continuing operations before income taxes and minority interest (in millions):

	Year Ended December 31,
	2006	2005	2004
Total operating income before depreciation and amortization for reportable segments	$1,742.7	$1,619.3	$1,642.6
Depreciation and amortization	(569.3)	(554.4)	(559.3)
Interest expense	(567.9)	(588.0)	(758.9)
Other (1)	(206.0)	(149.4)	(196.9)

Income from continuing operations before income taxes and minority interest	$399.5	$327.5	$127.5

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on a regional basis including national accounts where work has been subcontracted. Amounts for 2006 include $7.6 million from loss on divestitures, $1.2 million of asset impairment relating to management’s decision to discontinue operations at a landfill facility, and $5.2 million impairment charge related to the relocation of our operations support center. These charges are reported on the consolidated statement of operations as a part of “Loss from divestitures and asset impairments”.
The following table shows our total reported revenues by service line. Intercompany revenues have been eliminated (in millions):

	Year Ended December 31,
	2006	2005(1)	2004(1)
Collection
Residential	$1,205.2	$1,188.1	$1,164.5
Commercial	1,502.0	1,398.0	1,349.9
Roll-off (2)	1,333.3	1,251.3	1,190.4
Recycling	202.4	198.4	205.7

Total Collection	4,242.9	4,035.8	3,910.5

Disposal
Landfill	850.7	812.2	763.7
Transfer	424.4	422.5	420.0

Total Disposal	1,275.1	1,234.7	1,183.7

Recycling — Commodity	217.5	225.6	235.4

Other (3)	293.3	238.7	184.4

Total Revenues	$6,028.8	$5,734.8	$5,514.0

(1)	The revenue mix for 2005 and 2004 reflects the reclassification of transportation revenue out of collection, disposal and recycling commodity revenue to other revenue.

(2)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(3)	Consists primarily of revenue from national accounts where the work has been subcontracted, revenue generated from transporting waste via railway and revenue from liquid waste.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The revenues, operating income (loss) before depreciation and amortization, depreciation and amortization, capital expenditures and total assets reported as discontinued operations up to the divestiture date in 2005 by geographic region are as follows (in millions):

		Operating
		Income (Loss)
		Before	Depreciation
		Depreciation and	and	Capital
	Revenues	Amortization	Amortization	Expenditures	Total Assets
2005
Northeastern	$—	$0.1	$—	$—	$—
Southeastern	—	2.6	—	—	—

Total reportable segments	$—		$—	$—	$—

2004:
Northeastern	$—	$(0.4)	$—	$—	$—
Southeastern	13.4	(1.7)	0.7	—	—

Total reportable segments	$13.4		$0.7	$—	$—

17. Selected Quarterly Financial Data (unaudited)
The following tables summarize the unaudited consolidated quarterly results of operations as reported for 2006 and 2005 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006

Revenues	$1,438.7	$1,540.6	$1,555.2	$1,494.3
Income from continuing operations (1)	41.2	37.6	72.3	9.8
Net income available to common shareholders (1)	26.5	28.2	62.9	0.4

Basic earnings per common share available to common shareholders:
Income from continuing operations	0.08	0.08	0.17	0.00
Net income	0.08	0.08	0.17	0.00

Diluted earnings per common share available to common shareholders:
Income from continuing operations	0.08	0.08	0.17	0.00
Net income	0.08	0.08	0.17	0.00

2005

Revenues	$1,341.3	$1,448.6	$1,476.9	$1,468.0
Income from continuing operations (1)	24.7	53.0	49.2	66.9
Net income available to common shareholders (1)	17.0	39.3	43.6	51.9

Basic earnings per common share available to common shareholders:
Income from continuing operations	0.05	0.12	0.10	0.16
Net income	0.05	0.12	0.13	0.16

Diluted earnings per common share available to common shareholders:
Income from continuing operations	0.05	0.12	0.10	0.15
Net income	0.05	0.12	0.13	0.15

(1)	The fourth quarter of 2006 included income tax of $58 million consisting of: $21 million of interest charges on previously recorded liabilities currently under review by the applicable taxing authorities, $14 million in adjustments relating to state tax matters attributable to prior years, a $12 million increase in our valuation allowance for state net operating loss carry-forwards, and $11 million relating primarily to adjustments of state income taxes. The first quarter of 2005 included $25.5 million of income tax benefit related to a divestiture pending at December 31, 2005 that was completed in February 2006. The fourth quarter of 2005 included a $12.6 million income tax benefit primarily driven by state income taxes and provision to return adjustments.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Condensed Consolidating Financial Statements
Most of our outstanding debt is issued by Allied NA, our wholly-owned subsidiary, or BFI. The 8.50% senior notes due 2008, the 6.50% senior notes due 2010, the 5.75% senior notes due 2011, the 6.375% senior notes due 2011, the 9.25% senior notes due 2012, the 7.875% senior notes due 2013, the 6.125% senior notes due 2014, the 7.25% senior notes due 2015, the 7.375% senior unsecured notes due 2014 and the 7.125% senior notes due 2016 issued by Allied NA, and certain other debt issued by BFI and the 2005 Credit Facility are guaranteed by Allied. The 6.375% senior notes due 2008, the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by BFI are guaranteed by Allied NA and Allied. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are Condensed Consolidating Balance Sheets as of December 31, 2006 and 2005 and the related Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2006, 2005 and 2004 of Allied (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries that are not guarantors (Non-Guarantors). The Company does not believe that the separate financial statements and related footnote disclosures concerning the Guarantors would provide any additional information that would be material to investors making an investment decision.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	December 31, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$—	$—	$68.3	$25.8	$—	$94.1
Accounts receivable, net	—	—	331.0	370.3	—	701.3
Prepaid and other current assets	—	0.1	55.3	63.7	(39.3)	79.8
Deferred income taxes, net	—	—	163.0	9.5	—	172.5

Total current assets	—	0.1	617.6	469.3	(39.3)	1,047.7
Property and equipment, net	—	—	4,332.6	21.4	—	4,354.0
Goodwill	—	—	8,053.7	72.4	—	8,126.1
Investment in subsidiaries	2,334.6	14,898.3	423.6	—	(17,656.5)	—
Other assets, net	5.6	81.1	176.9	1,217.6	(1,198.0)	283.2

Total assets	$2,340.2	$14,979.5	$13,604.4	$1,780.7	$(18,893.8)	$13,811.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$—	$6.6	$230.0	$—	$236.6
Accounts payable	—	—	497.1	5.7	—	502.8
Accrued closure, post-closure and environmental costs	—	—	20.7	75.1	—	95.8
Accrued interest	2.0	83.6	58.9	1.7	(39.3)	106.9
Other accrued liabilities	88.4	6.1	41.1	220.9	—	356.5
Unearned revenue	—	—	225.3	8.8	—	234.1

Total current liabilities	90.4	89.7	849.7	542.2	(39.3)	1,532.7
Long-term debt, less current portion	230.0	5,601.0	843.0	—	—	6,674.0
Deferred income taxes	—	—	362.1	(4.8)	—	357.3
Accrued closure, post-closure and environmental costs	—	—	342.3	427.2	—	769.5
Due to/(from) parent	(1,598.7)	6,988.2	(5,339.8)	(49.7)	—	—
Other long-term obligations	19.6	—	1,994.7	63.4	(1,199.1)	878.6
Stockholders’ equity	3,598.9	2,300.6	14,552.4	802.4	(17,655.4)	3,598.9

Total liabilities and stockholders’ equity	$2,340.2	$14,979.5	$13,604.4	$1,780.7	$(18,893.8)	$13,811.0

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	December 31, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$—	$—	$53.1	$3.0	$—	$56.1
Accounts receivable, net	—	—	302.6	387.9	—	690.5
Prepaid and other current assets	—	0.1	52.2	67.4	(39.2)	80.5
Deferred income taxes, net	—	—	87.4	5.9	—	93.3

Total current assets	—	0.1	495.3	464.2	(39.2)	920.4
Property and equipment, net	—	1.4	4,244.8	27.3	—	4,273.5
Goodwill	—	—	8,111.8	72.4	—	8,184.2
Investment in subsidiaries	2,242.9	14,469.2	396.5	—	(17,108.6)	—
Other assets, net	5.8	89.0	45.2	1,202.0	(1,058.8)	283.2

Total assets	$2,248.7	$14,559.7	$13,293.6	$1,765.9	$(18,206.6)	$13,661.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$—	$8.5	$230.0	$—	$238.5
Accounts payable	—	0.1	559.3	5.4	—	564.8
Accrued closure, post-closure and environmental costs	—	—	20.7	75.1	—	95.8
Accrued interest	2.1	93.6	58.8	1.2	(39.2)	116.5
Other accrued liabilities	90.2	9.3	7.6	223.4	—	330.5
Unearned revenue	—	—	222.9	6.5	—	229.4

Total current liabilities	92.3	103.0	877.8	541.6	(39.2)	1,575.5
Long-term debt, less current portion	230.0	5,779.8	843.4	—	—	6,853.2
Deferred income taxes	—	—	315.5	(10.0)	—	305.5
Accrued closure, post-closure and environmental costs	—	—	348.1	448.7	—	796.8
Due to/(from) parent	(1,531.6)	6,457.5	(4,893.6)	(32.3)	—	—
Other long-term obligations	18.6	—	1,659.8	72.3	(1,059.8)	690.9
Stockholders’ equity	3,439.4	2,219.4	14,142.6	745.6	(17,107.6)	3,439.4

Total liabilities and stockholders’ equity	$2,248.7	$14,559.7	$13,293.6	$1,765.9	$(18,206.6)	$13,661.3

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$5,806.7	$222.1	$—	$6,028.8
Cost of operations	—	(0.2)	3,685.4	189.1	—	3,874.3
Selling, general and administrative expenses	20.9	—	560.9	13.5	—	595.3
Depreciation and amortization	—	1.0	560.0	8.3	—	569.3
Loss from divestitures and asset impairments	—	—	22.5	—	—	22.5

Operating income (loss)	(20.9)	(0.8)	977.9	11.2	—	967.4
Equity in earnings (losses) of subsidiaries	87.1	427.4	33.3	—	(547.8)	—
Interest income (expense) and other	(11.0)	(473.4)	(86.3)	2.8	—	(567.9)
Intercompany interest income (expense)	140.9	(104.0)	(115.1)	78.2	—	—
Management fee income (expense)	8.2	—	(6.6)	(1.6)	—	—

Income (loss) before income taxes	204.3	(150.8)	803.2	90.6	(547.8)	399.5
Income tax (expense) benefit	(43.4)	232.0	(393.4)	(33.7)	—	(238.5)
Minority interest	—	—	—	(0.1)	—	(0.1)

Net income	160.9	81.2	409.8	56.8	(547.8)	160.9
Dividends on preferred stock	(42.9)	—	—	—	—	(42.9)

Net income available to common shareholders	$118.0	$81.2	$409.8	$56.8	$(547.8)	$118.0

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$5,518.8	$216.0	$—	$5,734.8
Cost of operations	—	(0.2)	3,540.3	205.6	—	3,745.7
Selling, general and administrative expenses	22.1	—	483.6	13.5	—	519.2
Depreciation and amortization	—	0.7	546.7	7.0	—	554.4

Operating income (loss)	(22.1)	(0.5)	948.2	(10.1)	—	915.5
Equity in earnings (losses) of subsidiaries	148.0	540.4	25.6	—	(714.0)	—
Interest income (expense) and other	(10.9)	(495.5)	(87.7)	6.1	—	(588.0)
Intercompany interest income (expense)	122.1	(111.7)	(87.1)	76.7	—	—
Management fee income (expense)	5.0	—	(3.5)	(1.5)	—	—

Income (loss) before income taxes	242.1	(67.3)	795.5	71.2	(714.0)	327.5
Income tax (expense) benefit	(38.3)	243.1	(310.4)	(28.3)	—	(133.9)
Minority interest	—	—	—	0.2	—	0.2

Net income from continuing operations	203.8	175.8	485.1	43.1	(714.0)	193.8
Discontinued operations, net of tax	—	—	10.8	—	—	10.8
Cumulative effect of accounting change, net of tax	—	—	(0.8)	—	—	(0.8)

Net income	203.8	175.8	495.1	43.1	(714.0)	203.8
Dividends on preferred stock	(52.0)	—	—	—	—	(52.0)

Net income available to common shareholders	$151.8	$175.8	$495.1	$43.1	$(714.0)	$151.8

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31, 2004
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$5,292.5	$221.5	$—	$5,514.0
Cost of operations	—	(0.3)	3,333.8	181.1	—	3,514.6
Selling, general and administrative expenses	42.5	—	468.1	43.1	—	553.7
Depreciation and amortization	—	—	551.1	8.2	—	559.3

Operating income (loss)	(42.5)	0.3	939.5	(10.9)	—	886.4
Equity in earnings (losses) of subsidiaries	28.7	485.6	28.3	—	(542.6)	—
Interest income (expense) and other	(7.8)	(669.2)	(87.9)	6.0	—	(758.9)
Intercompany interest income (expense)	84.9	(54.1)	(108.5)	77.7	—	—
Management fee income (expense)	5.0	—	(3.6)	(1.4)	—	—

Income (loss) before income taxes	68.3	(237.4)	767.8	71.4	(542.6)	127.5
Income tax (expense) benefit	(19.0)	291.9	(315.6)	(29.5)	—	(72.2)
Minority interest	—	—	—	2.7	—	2.7

Net income from continuing operations	49.3	54.5	452.2	44.6	(542.6)	58.0
Discontinued operations, net of tax	—	—	(8.7)	—	—	(8.7)

Net income	49.3	54.5	443.5	44.6	(542.6)	49.3
Dividends on preferred stock	(21.6)	—	—	—	—	(21.6)

Net income available to common shareholders	$27.7	$54.5	$443.5	$44.6	$(542.6)	$27.7

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities from continuing operations	$(19.9)	$(524.0)	$1,414.5	$51.0	$—	$921.6

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	51.1	—	—	51.1
Proceeds from sale of fixed assets	—	—	22.3	0.1	—	22.4
Capital expenditures, excluding acquisitions	—	—	(661.9)	(7.4)	—	(669.3)
Capitalized interest	—	—	(17.6)	—	—	(17.6)
Change in deferred acquisition costs, notes receivable and other	—	—	4.6	—	—	4.6

Cash used for investing activities from continuing operations	—	—	(601.5)	(7.3)	—	(608.8)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	1,200.2	0.1	39.0	—	1,239.3
Payments of long-term debt	—	(1,390.9)	(8.5)	(39.0)	—	(1,438.4)
Payments of preferred stock dividends	(48.3)	—	—	—	—	(48.3)
Net change in disbursement account	—	—	(47.3)	—	—	(47.3)
Net proceeds from sale of common stock, exercise of stock options and other	19.9	—	—	—	—	19.9
Intercompany between issuer and subsidiaries	48.3	714.7	(742.1)	(20.9)	—	—

Cash provided by (used for) financing activities from continuing operations	19.9	524.0	(797.8)	(20.9)	—	(274.8)

Increase in cash and cash equivalents	—	—	15.2	22.8	—	38.0
Cash and cash equivalents, beginning of year	—	—	53.1	3.0	—	56.1

Cash and cash equivalents, end of year	$—	$—	$68.3	$25.8	$—	$94.1

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
Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management has concluded that our internal control over financial reporting was effective at December 31, 2006.
Management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. PricewaterhouseCoopers LLP has issued an attestation report on our controls over financial reporting. The report is included in Item 8 of this Form 10-K.
Item 9B. Other Information
On February 16, 2007, the Management Development/Compensation Committee of our company’s Board of Directors took the following actions:
•	Approved salary increases for certain of our company’s management personnel, with such increases to be effective March 1, 2007. See Item 11, “Executive Compensation – Compensation Discussion and Analysis – The Elements of Our Executive Compensation Program – Cash Compensation”.

•	Approved the 2007 Senior Management Incentive Plan, which established the 2007 performance goals under our company’s Executive Incentive Compensation Plan. See Item 11, “Executive Compensation – Narrative to Summary Compensation Table and Plan-Based Awards Table – Annual Cash Incentive Compensation”.
Effective February 19, 2006, William J. Flynn and John M. Trani became directors of our company. See Item 10, “Directors and Executive Officers of the Registrant – Our Board of Directors” for biographical information about Messrs. Flynn and Trani.

Part III
Item 10. Directors and Executive Officers of the Registrant
Our Board of Directors
Our company’s Board of Directors (the “Board”) currently consists of twelve directors. Each of our directors will hold office until our next annual meeting of stockholders and until his or her respective successor is elected and qualified. Following is a list of all of our current directors. Biographical information about each of our current directors follows the table.

Director Name	Position Held	Age	Director Since
John J. Zillmer	Chairman of the Board of Directors and Chief Executive Officer	51	2005
Robert M. Agate	Director	70	2000
Charles H. Cotros	Director	69	2004
James W. Crownover	Director	63	2002
Stephanie Drescher	Director	33	2006
William J. Flynn	Director	53	2007
David I. Foley	Director	39	2006
Dennis R. Hendrix (1)	Director	67	1997
Nolan Lehmann	Director	62	1990
Steven Martinez	Director	38	2006
James A. Quella	Director	57	2005
John M. Trani	Director	61	2007

(1)	On August 4, 2006, Mr. Hendrix notified our company that he will not be standing for re-election as a director when his term expires at the 2007 Annual Meeting of Stockholders.
John J. Zillmer has served as our Chief Executive Officer and Chairman of the Board since May 2005. Mr. Zillmer was retired from January 2004 until his appointment as our Chief Executive Officer and Chairman of the Board in May 2005. From May 2000 until January 2004, Mr. Zillmer served as Executive Vice President of ARAMARK Corporation. During the same period, he also served as President of ARAMARK’s Food and Support Services Group. Prior to such time, he held various senior management positions with ARAMARK, including President of its Food and Support Services International division from August 1999 to May 2000 and President of its Business Services division from May 1995 to August 1999. From 1976 to 1986, Mr. Zillmer served in general management and staff positions with Saga Corporation and Szabo Food Service Company. Mr. Zillmer also serves as a director of Ecolab, Inc., United Stationers, Inc. and Pathmark Stores, Inc.
Robert M. Agate has served as a director of our company since May 2000. Mr. Agate was a Senior Executive Vice President of the Colgate-Palmolive Company (“Colgate”) until his retirement from Colgate in 1996. Mr. Agate joined Colgate in 1961 as an Assistant Accountant in the United Kingdom. Over the course of his career, Mr. Agate served as the Chief Financial Officer of Colgate operations in India, Malaysia, the United Kingdom and Australia. Later he served as Controller of the European Division and Controller of the Kendall Company (a subsidiary of Colgate). In 1984, Mr. Agate was promoted to Vice President and Corporate Controller of Colgate and in 1987 he was promoted to Chief Financial Officer. Mr. Agate has been a U.K. chartered accountant since 1958.
Charles H. Cotros has served as a director of our company since July 2004. Mr. Cotros also served as our interim Chief Executive Officer and Chairman of the Board from October 2004 through May 2005. Mr. Cotros began his career in the food service industry in 1960 with Tri-State General Food Supply (“Tri-State”). After Tri-State merged with SYSCO in 1974, he served in various positions of increasing responsibility and was elected Chief Operating Officer in 1995, President in 1999, and Chief Executive Officer and Chairman of the Board of Directors in 2000. Mr. Cotros served as the Chief Executive Officer and Chairman of the Board of Directors for SYSCO from 2000 until he retired from SYSCO in 2002. Mr. Cotros was retired from 2002 until his appointment as our interim Chief Executive Officer and Chairman of the Board in October 2004. Mr. Cotros serves as a director of AmerisourceBergen Corporation. Mr. Cotros also serves as a trustee of Christian Brothers College.

James W. Crownover has served as a director of our company since December 2002. Mr. Crownover completed a 30-year career with McKinsey & Company, Inc. (“McKinsey”) when he retired in 1998. He headed McKinsey’s Southwest practice for many years, and also co-headed the firm’s worldwide energy practice. In addition, he served as a member of McKinsey’s Board of Directors. Mr. Crownover also serves as a director of Chemtura Corporation, Weingarten Realty Investors, and FTI Consulting, Inc. He also is Chairman of the Board of Trustees of Rice University and a trustee of St. John’s School, the Houston Grand Opera, and Project GRAD.
Stephanie Drescher has served as a director of our company since August 2006. Ms. Drescher is a partner at Apollo Advisors, L.P. (“Apollo”), affiliates of which hold investments in our company. Prior to joining Apollo Advisors in 2004, Ms. Drescher worked at JP Morgan for ten years, primarily in its Alternative Investments group. During her time at JP Morgan, Ms. Drescher served on the Board of Directors of the JP Morgan Venture Capital Funds I and II, JP Morgan Corporate Finance Funds I and II, and JP Morgan Private Investments Inc.
William J. Flynn has served as a director of our company since February 2007. Mr. Flynn is the President and Chief Executive Officer of Atlas Air Worldwide Holdings, Inc. (“Atlas”). Prior to joining Atlas in 2006, Mr. Flynn served as President and Chief Executive Officer of GeoLogistics Corporation from 2002 until its sale to PWC Logistics in 2005. Mr. Flynn was a Senior Vice President with CSX Corporation from 2000 to 2002 and held various positions of increasing responsibility with Sea-Land Service Inc. from 1977 to 1999. Mr. Flynn also serves as a director of Atlas and Horizon Lines, Incorporated.
David I. Foley has served as a director of our company since March 2006. Mr. Foley is a Senior Managing Director at The Blackstone Group, L.P. (“Blackstone”). Blackstone holds investments in our company. Prior to joining Blackstone in 1995, Mr. Foley was an employee of AEA Investors, Inc. from 1991 to 1993 and a consultant with The Monitor Company from 1989 to 1991. He also serves as a director of Foundation Coal Holdings, Inc., World Power Holdings G.P. Ltd., U.S. Product Investor LLC, and Kosmos Energy.
Dennis R. Hendrix has served as a director of our company since July 1997 and served as Lead Director from December 2002 until February 2007. Mr. Hendrix served as Chairman of the Board of Directors of PanEnergy Corp. (“PanEnergy”) from November 1990 until his retirement in April 1997. He also served as PanEnergy’s Chief Executive Officer from November 1990 until April 1995. Mr. Hendrix was President and Chief Executive Officer of Texas Eastern Corporation from 1986 to 1989. Mr. Hendrix also serves as a director of Newfield Exploration Company, Grant Prideco, Inc., and Spectra Energy Corp.
Nolan Lehmann has served as a director of our company since October 1990. From 1983 until his retirement in June 2005, Mr. Lehmann was President of Equus Capital Management Corporation, a registered investment advisor, and from 1991 to June 30, 2005, he was President and a director of Equus II Incorporated, a registered public investment company. Mr. Lehmann also serves as a director of Synagro Technologies, Inc., Child Advocates of Harris County and several private corporations. Mr. Lehmann is a certified public accountant.
Steven Martinez has served as a director of our company since March 2006. Mr. Martinez is a partner at Apollo, affiliates of which hold investments in our company. Prior to joining Apollo in 2000, he worked for Goldman Sachs & Company and Bain and Company. Mr. Martinez also serves as a director of Goodman Global Holdings, Inc.
James A. Quella has served as a director of our company since August 2005. Mr. Quella is a Senior Managing Director and Senior Operating Partner at Blackstone, which holds investments in our company. Prior to joining Blackstone in 2004, Mr. Quella was a Managing Director and Senior Operating Partner with DLJ Merchant Banking Partners from June 2000 to February 2004. From September 1981 to February 2004, Mr. Quella also worked at Mercer Management Consulting and Strategic Planning Associates, its predecessor firm, where he served as a senior consultant to CEOs and senior management teams, and was Co-Vice Chairman with shared responsibility for overall management of the firm. Mr. Quella also serves as a director of Michael Stores, Inc., The Nielsen Company, Celanese Corporation, and Graham Packaging Company, L.P.

John M. Trani has served as a director of our company since February 2007. Since his retirement from The Stanley Works (“Stanley”) in 2003, Mr. Trani has been Chairman of Accretive Commerce (formerly New Roads). He also serves as a director of Goss International and Arise as well as an advisor to Young America. Mr. Trani was Chairman and Chief Executive Officer of Stanley from 1997 to until his retirement in 2003. Prior to joining Stanley, Mr. Trani served in various positions of increasing responsibility with General Electric Company (“GE”) from 1978 to 1996. Mr. Trani was a Senior Vice President of GE and President and Chief Executive Officer of its Medical Systems Group from 1986 to 1996.
Voting Agreements Regarding the Election of Directors
We are a party to the Third Amended and Restated Shareholders Agreement, dated as of December 18, 2003 (the “Shareholders’ Agreement”), with Apollo Advisors II, L.P. and Blackstone Capital Partners II Merchant Bank Fund L.P., including affiliated or related persons (collectively, the “Apollo/Blackstone Investors”), which was amended as of December 28, 2006 (the Shareholders’ Agreement, as amended, as referred to as the “Amended Shareholders’ Agreement”). The Shareholders’ Agreement amended and restated the shareholders agreement that was entered into with the Apollo/Blackstone Investors at the time they acquired their shares of Series A Preferred Stock and became effective at the time of the exchange of 110.5 million shares of common stock for shares of Series A Preferred Stock. The December 2006 amendment to the Shareholders Agreement terminated the agreement with respect to certain other stockholders unrelated to the Apollo/Blackstone Investors.
Under the Amended Shareholders’ Agreement we have agreed, until the earlier to occur of July 31, 2009 or the date upon which the Apollo/Blackstone Investors own, collectively, less than 10% of the sum of the shares of common stock they acquired from TPG Partners, L.P., TPG Parallel, L.P. and Laidlaw Transportation, Inc. and the 87,295,000 shares of the common stock issued in connection with the exchange (collectively, the “Apollo/Blackstone Shares”), to nominate and support the election to the Board of certain individuals (the “Shareholder Designees”) designated by the Apollo/Blackstone Investors. For so long as the Apollo/Blackstone Investors beneficially own (i) 80% or more of the Apollo/Blackstone Shares, they will be entitled to designate five Shareholder Designees; (ii) 60% or more, but less than 80%, of the Apollo/Blackstone Shares, they will be entitled to designate four Shareholder Designees; (iii) 40% or more, but less than 60%, of the Apollo/Blackstone Shares, they will be entitled to designate three Shareholder Designees; (iv) 20% or more, but less than 40%, of the Apollo/Blackstone Shares, they will be entitled to designate two Shareholder Designees; and (v) 10% or more, but less than 20%, of the Apollo/Blackstone Shares, they will be entitled to designate one Shareholder Designee; provided, that if, at any time as a result of our issuance of voting securities, the Apollo/Blackstone Investors beneficially own 9% or less of the total voting power of voting securities then outstanding, the Apollo/Blackstone Investors will only be entitled to designate at most three Shareholder Designees. Currently, the Apollo/Blackstone Investors are entitled to designate four Shareholder Designees pursuant to the Amended Shareholders Agreement. Messrs. Foley, Martinez and Quella and Ms. Drescher are the Shareholder Designees designated by the Apollo/Blackstone Investors.
In the Amended Shareholders’ Agreement, we agreed to (i) limit the number of our executive officers that serve on the Board to two, and (ii) nominate persons to the remaining positions on the Board who are recommended by the Governance Committee and are not our employees, officers or outside counsel or partners, employees, directors, officers, affiliates or associates of any Apollo/Blackstone Investors (the “Unaffiliated Directors”). Unaffiliated Directors will be nominated only upon the approval of a majority vote of the Governance Committee, which will consist of not more than four directors, at least two of whom will be Shareholder Designees, or such lesser number of Shareholder Designees as then serves on the Board. If the Apollo/Blackstone Investors beneficially own less than 50% of the Apollo/Blackstone Shares, the Governance Committee will contain only one member who is a Shareholder Designee.
In the Amended Shareholders’ Agreement, the Apollo/Blackstone Investors agreed that, generally until the earlier to occur of July 31, 2009 or the date upon which the Apollo/Blackstone Investors own, collectively, voting securities of our company that represent less than 10% of the total voting power of all of our voting securities on a fully diluted basis, the Apollo/Blackstone Investors will vote all voting securities beneficially owned by such persons to elect the individuals nominated to the

Board in accordance with the provisions of the Shareholders’ Agreement, to vote all their shares as recommended by a majority of the entire Board in connection with mergers, business combinations and other similar extraordinary transactions, and otherwise to vote as they wish.
The Apollo/Blackstone Investors are subject to certain standstill and restriction on dispositions provisions under the Amended Shareholders’ Agreement. At the time of the exchange, we entered into a registration rights agreement with the Apollo/Blackstone Investors, which provides that the shares of common stock received in the exchange transaction may be included in any registration of securities requested by the Shareholders. In addition, we have agreed that the Apollo/Blackstone Investors may request a shelf registration of their shares of common stock at any time after December 18, 2004. In December 2006, the registration rights agreement was amended to also permit the Apollo/Blackstone Investors to use the shelf registration statement our company currently has on file with the SEC to sell their shares.
Our Executive Officers
Our executive officers serve at the pleasure of the Board and are subject to annual appointment by the Board at its first meeting following the Annual Meeting of stockholders. Following is a list of all of our current executive officers. Biographical information about each of our current executive officers follows the table.

Name	Age	Position Held
John J. Zillmer	51	Chairman of the Board of Directors and Chief Executive Officer
Donald W. Slager	44	President and Chief Operating Officer
Peter S. Hathaway	51	Executive Vice President and Chief Financial Officer
Edward A. Evans	54	Executive Vice President and Chief Personnel Officer
See “Our Board of Directors” for biographical information about Mr. Zillmer.
Donald W. Slager was appointed President in addition to his role as Chief Operating Officer in January 2005. Prior to that, Mr. Slager served as Executive Vice President and Chief Operating Officer from June 2003 to January 2005, and as Senior Vice President, Operations from December 2001 to June 2003. Previously, Mr. Slager served as Vice President — Operations from February 1998 to December 2001, as Assistant Vice President — Operations from June 1997 to February 1998, and as Regional Vice President of the Western Region from June 1996 to June 1997. Mr. Slager also served as District Manager for the Chicago Metro District from 1992 to 1996. Before our company’s acquisition of National Waste Services in 1992, he served at National Waste Services as General Manager from 1990 to 1992 and in other management positions with that company since 1985.
Peter S. Hathaway was appointed Executive Vice President and Chief Financial Officer in June 2003. Previously, Mr. Hathaway served as Senior Vice President, Finance from August 2000 to June 2003, as Chief Accounting Officer from February 1995 to January 2001, and as a Vice President from May 1996 to August 2000. From May 1996 through April 1997, Mr. Hathaway also served as Treasurer. From September 1991 through February 1995, he was employed by Browning-Ferris Industries, Inc. (“BFI”) as Controller and Finance Director for certain Italian operations. From 1979 through September 1991, Mr. Hathaway served in the audit division of Arthur Andersen LLP in Colorado, Italy, and Connecticut, most recently in the position of Senior Manager.
Edward A. Evans was appointed Executive Vice President, Human Resources and Organizational Development in September 2005. In October 2005, Mr. Evans’ title was changed to Executive Vice President and Chief Personnel Officer. Prior to joining our company, Mr. Evans was the founding director of the Center for Entrepreneurship in the School of Hotel Administration at Cornell University in Ithaca, New York, beginning in November 2004. Mr. Evans served in various senior level positions with ARAMARK Corporation between January 1991 and November 2004, most recently as Senior Vice President – Human Resources for the Uniform and Career Apparel Group. From June 1975 to January 1991, Mr. Evans served in senior management and general management positions with Marriott Corporation and Saga Corporation, which was acquired by Marriott in 1986.

Lead Director
•	The Board established the position of Lead Director in 2002.

•	The Lead Director chairs all executive sessions of the Board, separate from management, and acts as a liaison between the non-management and management members of the Board with respect to matters addressed in the executive sessions.

•	The Lead Director acts as a resource to our Chairman and CEO.

•	The Lead Director further provides our Chairman with input on scheduling of Board meetings and preparing agendas and materials for Board meetings, and recommends the retention of advisors and consultants who report directly to the Board, as necessary.

•	Dennis R. Hendrix served as Lead Director from December 2002 until February 2007.

•	Nolan Lehmann was appointed Lead Director in February 2007 and currently serves as our Lead Director.
Board Committees
The Board supervises the management of our company. The Board has responsibility for establishing and implementing our general operating philosophy, objectives, goals, and policies. The Board currently has four standing committees that perform various duties on behalf of, and report to, the Board pursuant to authority delegated to them by the Board. The four standing Committees are (a) the Executive Committee, (b) the Audit Committee, (c) the Management Development/Compensation Committee, and (d) the Governance Committee. These committees are described in more detail below. From time to time, the Board may form special committees, such as a pricing committee for certain financing transactions. The following table identifies the persons who served on the various Board committees during 2006.

Management
Development/
Name	Executive		Audit		Governance		Compensation
Robert M. Agate			Ö	*	Ö
Leon D. Black (1)					Ö
Charles H. Cotros							Ö
James W. Crownover			Ö		Ö	*
Stephanie Drescher (2)	Ö						Ö
David I. Foley (3)					Ö
Joshua J. Harris (4)					Ö
Dennis R. Hendrix	Ö		Ö		Ö
J. Tomilson Hill (3)					Ö
Nolan Lehmann			Ö				Ö *
Steven Martinez (1)					Ö
James A. Quella							Ö
Antony P. Ressler (2)	Ö						Ö
John J. Zillmer	Ö	*

*	Indicates Chairperson.

(1)	On March 16, 2006, the Board elected Mr. Martinez to fill the vacancy created by the resignation of Mr. Black from the Board on March 16, 2006.

(2)	On August 25, 2006, the Board elected Ms. Drescher to fill the vacancy created by the resignation of Mr. Ressler from the Board on July 28, 2006.

(3)	On March 16, 2006, the Board elected Mr. Foley to fill the vacancy created by the resignation of Mr. Hill from the Board on March 16, 2006.

(4)	Mr. Harris resigned from the Board on November 21, 2006.

The Executive Committee
The Executive Committee is authorized to exercise, to the extent permitted by law, the power of the full Board when a meeting of the full Board is not practicable or necessary, or otherwise as specifically delegated by the full Board. The Executive Committee operates under a formal charter that was approved by the Governance Committee and the full Board. The Executive Committee, however, is not subject to New York Stock Exchange (“NYSE”) rules.
The Audit Committee
The Audit Committee, which is comprised entirely of independent directors, is established in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934 (the “Exchange Act”) and operates under a formal charter that has been adopted by the Board in accordance with NYSE rules and all other applicable laws. The Audit Committee reviews its charter at least annually. The Audit Committee assists the Board in its oversight of our financial reporting process and currently consists of Robert M. Agate (Chair), James W. Crownover, Dennis R. Hendrix, and Nolan Lehmann.
Audit Committee Financial Expert
The Board has determined that Robert M. Agate, Chairman of the Audit Committee, qualifies as an “audit committee financial expert” under the SEC definition. Mr. Agate also is independent as that term is defined under independence standards established by the NYSE. The Board also has determined that other members of the Audit Committee satisfy the criteria adopted by the SEC for an audit committee financial expert. All Audit Committee members possess the required level of financial literacy and at least one member meets the current standard of requisite financial management expertise as required by the NYSE, and they all qualify as “independent directors” according to independence standards established by the NYSE.
The Governance Committee
The Governance Committee, which is comprised entirely of independent directors, operates under a formal charter in accordance with NYSE rules and all other applicable laws. The purpose of the Governance Committee is to develop and recommend a set of corporate governance principles applicable to our company, to identify director candidates and recommend that the Board select the director nominees for the next annual meeting or to fill vacancies, to review and provide oversight of the effectiveness of our governance practices. The Governance Committee also oversees the annual evaluation of the Board and its committees and discharges the Board’s responsibilities relating to the compensation of directors. The Governance Committee reviews its charter at least annually. The Governance Committee adopted an amended and restated charter in July 2006, which was also approved by the Board. The Governance Committee currently consists of James W. Crownover (Chair), Robert M. Agate, David I. Foley, Dennis R. Hendrix, and Steven Martinez, all of whom are “independent directors” according to independence standards established by the NYSE.
The Management Development/Compensation Committee
The purpose of the Management Development/Compensation Committee (the “Compensation Committee”) is (a) to discharge the Board’s responsibilities relating to the compensation of our Chief Executive Officer and other executives and (b) to review and report on the continuity of executive leadership for our company. The Compensation Committee operates under a formal charter in accordance with NYSE rules and all other applicable laws. The Compensation Committee reviews its charter at least annually. The Compensation Committee adopted an amended and restated charter, which also was approved by the Governance Committee and the Board, in July 2006. The Compensation Committee currently consists of Nolan Lehmann (Chair), Charles H. Cotros, Stephanie Drescher, and James A. Quella, all of whom are “independent directors” according to independence standards established by the NYSE. The Compensation Committee report is set forth under Item 11, “Executive Compensation – Compensation Committee Report”.

Composition and Scope of Authority of the Compensation Committee. The Compensation Committee Charter sets the committee at no fewer than three members, each of whom meets the independence requirements of the NYSE and other applicable laws. In determining the members of the Compensation Committee, the Board seeks persons who have experience as a chief executive or otherwise as a member of senior management of a large public company, as well as experience on other boards and, particularly, compensation committees, together with broad knowledge of executive compensation programs and philosophies. The Compensation Committee currently includes a former CEO of a Fortune 500 company, as well as a former President of a publicly registered investment company, together with two representatives of investment banking companies, most of whom have experience serving on the compensation committees of other companies.
The scope of the Compensation Committee’s authority and responsibilities is set forth in its charter. The Chair of the Compensation Committee sets the committee’s calendar and meeting agendas, with assistance from legal counsel and our human resources department. As provided under the committee’s charter, the committee may delegate its authority to special subcommittees as deemed appropriate by the committee.
The Role of Management in Determining or Recommending Executive Compensation. John J. Zillmer, our CEO, Edward A. Evans, our Executive Vice President and Chief Personnel Officer, and other members of management are involved in the process of setting compensation for our executive officers and other senior management. At the request of the Compensation Committee, Messrs. Zillmer and Evans work with our company’s human resources department and compensation consultants to (a) gather information and data and prepare background reports for use by the Compensation Committee, (b) design compensation plans, policies, and programs for the Named Executive Officers, or “NEOs”, other than the CEO for review by the committee, and (c) review and recommend to the Compensation Committee for its approval the design and structure of compensation plans, policies, and programs for our CEO.
Mr. Evans regularly attends meetings of the Compensation Committee at the invitation of the committee. Mr. Zillmer occasionally, but not regularly, attends Compensation Committee meetings at the invitation of the committee. Our company’s Secretary also attends Compensation Committee meetings and prepares the minutes of the meetings. The Compensation Committee regularly meets in executive session, at which members of management are excluded unless the committee requests their presence for the purpose of briefly answering questions or providing additional information. The Compensation Committee’s legal counsel and representatives from its independent compensation consultant, Frederic W. Cook & Co., Inc. (“Cook”), a nationally known compensation firm, may attend executive sessions at the invitation of the committee.
Role of Compensation Consultants in Determining or Recommending Executive Compensation. Under its charter, the Compensation Committee has authority to retain compensation consultants, outside counsel, and other advisors that the committee deems appropriate, in its sole discretion, to assist it in discharging its duties, and to approve the terms of retention and fees to be paid to such consultants. The Compensation Committee engaged Cook to assist the committee in establishing the compensation structure for our NEOs for 2006 and 2007. Our company also retains Economic Research Institute, Mercer Consultants and Watson Wyatt to advise us with respect to our compensation programs for executives and members of our management team, other than the NEOs.
The Compensation Committee has sole authority to retain Cook, to establish the fees to be paid to Cook for its services, and to terminate Cook’s engagement. Cook did not and does not currently perform any services for our company or any members of our management other than the consulting work that it performed and continues to perform at the request of the Compensation Committee or the Governance Committee. Accordingly, the Compensation Committee considers Cook to be “independent” from our management. During 2006, Cook’s assignments included (a) updating and expanding upon an analysis of our company’s executive compensation structure and compensation philosophy, (b) providing competitive data and business and technical considerations, as well as reviewing and analyzing the peer group data and other benchmarks used by the Compensation Committee, (c) general executive compensation consultation services, (d) executive compensation design, such as recommending parameters (e.g., ranges) for various pay programs and changes to pay levels, (e) evaluation of the fairness of various executive compensation proposals, (f) calculations related to Code Section 280G and other tax-related effects of our executive compensation programs, and (g) review and comment on the executive compensation disclosure in this Form 10-K.
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that complies with all applicable laws and outlines the general standards of business conduct that all of our employees, officers, and directors are required to follow. In addition, we have adopted a Code of Ethics for our Executive and Senior Financial Officers, violations of which are required to be reported to the Audit Committee. If we make any substantive amendments to the Code of Ethics or grant any waiver from a provision of the Code of Ethics that applies to our CEO, Chief Financial Officer, Controller, or Chief Accounting Officer, we will disclose the nature of such amendment or waiver on our website and/or in a report on Form 8-K.
Our Code of Business Conduct and Ethics (for all employees, officers, and Board members) and our Code of Ethics for the Executive and Senior Financial Officers can be requested, free of charge, by writing to: Attention: Investor Relations, Allied Waste Industries, Inc., 18500 North Allied Way, Phoenix, Arizona 85054. These documents are also available on our website at www.alliedwaste.com.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes of ownership with the SEC. Executive officers, directors, and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) reports they file.
Based solely on a review of the forms we have received, we believe that during the year ended December 31, 2006, all filing requirements applicable to our directors, executive officers, and greater than 10% stockholders were timely met, except for the late filing of a Form 5 for Mr. Hathaway. In February 2007, Peter S. Hathaway filed a late report on Form 5 to disclose a gift of stock options to a family limited partnership in June 2000.
Item 11. Executive Compensation
Compensation Discussion And Analysis
The Compensation Committee has responsibility for (a) discharging the Board’s responsibilities relating to the compensation of our company’s CEO and other executives, and (b) reviewing and reporting on the continuity of executive leadership for our company. The Compensation Committee’s duties include approving the compensation structure for our CEO, reviewing the compensation structure for each of our other NEOs as listed under Item 11, “Executive Compensation – Summary Compensation Table”, and reviewing and coordinating annually with the Governance Committee of our Board of Directors with respect to the compensation structure for the directors. See Item 10, “Directors and Executive Officers of the Registrant – The Management Development/Compensation Committee” for more information regarding the Compensation Committee and its processes.
The Compensation Committee establishes and maintains our executive compensation program through internal evaluations of performance, comparison to benchmarks and other objective data, consultation with various executive compensation consultants, and analysis of compensation practices in industries where our company competes for qualified executive talent. The Compensation Committee determines whether or not our compensation programs have met their goals primarily by analyzing total compensation paid relative to the overall performance of individual executives and the overall financial performance of our company, as well as by considering other factors, including executive retention rates and customer satisfaction. The Compensation Committee reviews our compensation programs and philosophy regularly, particularly in connection with its evaluation and approval of changes in the compensation structure for a given year. Periodic reviews throughout 2006 led to the elimination of any future Long Term Incentive Plan performance cycles, a shift in the allocation of equity awards toward stock options rather than restricted stock units, or “RSUs”, and the implementation of Stock Ownership and Retention Guidelines, all as discussed below.
Objectives of Our Compensation Program
The compensation program for our NEOs is designed to attract, retain, incentivize, and reward talented executives who can contribute to our company’s growth and success and thereby build value for our stockholders over the long term. Our company’s executive compensation program is organized around four fundamental principles, as follows:
The Compensation Program for Our NEOs Should Enable Us to Compete for First-Rate Executive Talent. Stockholders are best served when we can attract and retain talented executives with compensation packages that are competitive but fair. Historically, the Compensation Committee set overall target compensation, including base salaries, near the 75th percentile relative to a comparison group. In 2005, the committee evaluated our company’s compensation philosophy and decided it would be more appropriate to target a compensation package for NEOs that, under ordinary circumstances, will deliver base salaries at or above the 50th percentile of the base salaries delivered by certain peer companies with which we compete for executive talent (the “Peer Group”), while structuring other elements of the compensation package for NEOs to deliver total compensation that may be at or above the 75th percentile of the total compensation delivered by the Peer Group if certain performance goals are achieved. This change in philosophy will be gradually put into effect. The objective is to ensure that our compensation structure is effective and that the compensation our company pays or awards is commensurate with the returns delivered to shareholders.
To assist it in making this comparison, the Compensation Committee engages Cook to provide information regarding compensation practices of the Peer Group. In 2006, the Peer Group consisted of the following companies:

Industry Peer Group	Revenue Peer Group
Aleris International, Inc.	Automatic Data Processing, Inc.
Casella Waste Systems, Inc.	Aramark Corporation
Metal Management, Inc.	The Brink’s Company
Republic Services, Inc.	C. H. Robinson Worldwide, Inc.
Waste Connections, Inc.	Cintas Corporation
Waste Industries USA, Inc.	CSX Corporation
Waste Management, Inc.	Norfolk Southern Corporation
Waste Services, Inc.	Pitney Bowes, Inc.
WCA Waste Corporation	Ryder System, Inc.
Telephone & Data Systems, Inc.
United Auto Group, Inc.
YRC Worldwide, Inc.
The companies listed under “Industry Peer Group” reflect other publicly traded companies in the same industry as our company. The companies listed under “Revenue Peer Group” reflect other publicly traded business-to-business, capital intensive, service-based companies with fiscal 2005 revenues ranging from approximately $2.5 billion to $11 billion and median revenue of $7.1 billion. At the request of the Compensation Committee, in 2006 Cook expanded the list of companies included in the Peer Group to ensure that the group was sufficiently representative of the companies and industries with which our company competes for employees.
The Compensation Committee uses “benchmark” comparisons to the Peer Group to ensure that it is acting responsibly and to establish points of reference to determine whether and to what extent it is establishing competitive levels of compensation for our executives. The committee compares numerous elements of executive compensation (i.e., base salaries, annual incentive compensation, long-term cash and equity-based incentives, retirement benefits, and certain material perquisites) to establish whether our proposed compensation programs are competitive with those offered by members of the Peer Group.

A Substantial Portion of NEO Compensation Should Be Performance-Based. The Compensation Committee designs our executive compensation program to reward superior performance in a number of ways. In 2006, the Compensation Committee recommended, and our Board and stockholders approved, the Executive Incentive Compensation Plan (the “EICP”). Whether and to what extent our company will pay incentives to our executives under the EICP depends entirely on the extent to which the company-wide, individual, or other goals set by the Compensation Committee pursuant to that plan are attained. See “The Elements of our Executive Compensation – Cash Incentive Compensation”. In addition, a substantial portion of executive compensation is delivered in the form of equity awards, as discussed below. For 2007, the equity granted to executives was only in the form of stock options from which executives will derive benefit only if the market value of our common stock increases.
A Substantial Portion of NEO Compensation Should Be Delivered in the Form of Equity Awards. The Compensation Committee designs our executive compensation program to provide a substantial portion of total NEO compensation in the form of equity-based compensation. The committee believes equity-based compensation provides an incentive to build value for our company over the long-term, which helps to align the interests of our NEOs with the interests of our stockholders and creditors. For 2006, the Compensation Committee granted to our NEOs stock options and RSUs, that, in each case, vest solely based on the passage of time. As part of the 2007 executive compensation package, in December 2006 the Compensation Committee granted to our NEOs stock options that vest solely based on the passage of time. The committee believes that time-vested equity awards encourage long-term value creation and executive retention because executives can realize value from such awards only if they remain employed with our company at least until the awards vest.
Our Compensation Program for NEOs Should Be Fair and Should Be Perceived as Such, Both Internally and Externally. The Compensation Committee seeks to accomplish this goal by comparing the compensation that we provide to our NEOs (a) to the compensation provided to officers of the companies included in the Peer Group, as a means to measure external fairness; and (b) to other senior employees of our company, as a means to measure internal fairness.
Our Compensation Programs are Designed to Reward Overall Company Performance
Our company designs its executive compensation programs so that an individual’s total compensation is directly correlated with company and, in some cases, individual performance. Our executive compensation program emphasizes performance-based annual incentives because they permit the Compensation Committee to incentivize our NEOs, in any particular year, to pursue particular objectives that the Compensation Committee believes are consistent with the overall goals and long-term strategic direction that the Board has set for our company.
For 2006, the committee expanded the focus beyond EBITDA and individual goals to include Return on Invested Capital and Free Cash Flow as performance measures. Inclusion of the additional measures was intended to ensure that our management’s decisions are balanced to consider earnings generation, cash flow, and the use of capital. The committee believed these goals more closely align incentive compensation with our company’s goals of improving its return on invested capital and reducing debt over the long term. The committee believed that inclusion of these additional performance measures would encourage executives and other employees to focus on the overall performance of, and creation of value to, our company as reflected by the various integrated measures, rather than on any single measure. For 2006, the Compensation Committee and company management also placed greater emphasis on developing goals that were specific to and appropriate for each level of management.
In structuring our company’s executive incentive compensation program for 2007, the Compensation Committee continued the focus on EBITDA, Return on Invested Capital, and Free Cash Flow as the metrics used for our incentive compensation program for NEOs, but eliminated individual performance goals. The committee believes that at this time in our company’s development, it is more appropriate to align the compensation structure to these three company performance metrics only. We disclose performance targets to each member of management that is eligible to receive incentive compensation to ensure that each member understands our goals and the related potential incentive compensation.

The Elements of Our Executive Compensation Program
The elements of our executive compensation program are as follows:
•	Cash compensation in the form of base salary and incentive compensation (performance- based bonuses);

•	Equity-based awards;

•	Deferred compensation plans; and

•	Other components of compensation.
In addition, the employment agreements with each of our executive officers provide for certain retirement benefits and potential payments upon termination of employment for a variety of reasons, including a change in control of our company. Each of the elements of our executive compensation program is discussed in the following paragraphs.
Cash Compensation. We include base salary as part of each NEO’s compensation package because the Compensation Committee believes it is appropriate that some portion of the NEO’s compensation be provided in a fixed amount of cash. We include performance-based annual incentives because they permit the Compensation Committee to incentivize our NEOs, in any particular year, to pursue particular objectives that the Compensation Committee believes are consistent with the overall goals and long-term strategic direction that the Board has set for our company.
Base Salary. Each executive officer’s employment agreement specifies a minimum level of base salary for the executive. The Compensation Committee, however, is free to set each NEO’s salary at any higher level that it deems appropriate. Accordingly, the Compensation Committee generally evaluates and sets the base salaries for our NEOs annually. Changes in each NEO’s base salary on a year-over-year basis depend upon the Compensation Committee’s assessment of company and individual performance. In February 2006 and February 2007, the Compensation Committee set each NEO’s base salary, as follows:

	2006-2007	2007-2008
Name	Base Salary	Base Salary
John Zillmer	$875,500	$925,000
Donald Slager	772,500	800,000
Peter Hathaway	597,400	615,000
Edward Evans	432,600	446,000
Steven Helm	433,527	— *

*	Mr. Helm retired in August 2006.
Assuming target performance levels are met, the amount of cash compensation that we provide in the form of salary generally is used as a measure for the amount of annual cash incentive under our incentive plan, which is described below. For 2006, the targeted annual cash incentive for each of the NEOs was 100% of base salary, except for our CEO, who had a targeted incentive percentage of 115% of base salary. These weightings reflect the Compensation Committee’s objective of ensuring that a substantial amount of each NEO’s total cash compensation is tied to the achievement of specific performance goals.
Cash Incentive Compensation. The EICP is a performance-based incentive plan that provides additional cash or equity-based compensation to NEOs only if, and to the extent that, performance conditions set by the Compensation Committee are met. The Compensation Committee sets the performance criteria and target incentive compensation for each NEO under a Senior Management Incentive Plan or other plan for each year, which is established under the EICP at the outset of each year. In determining the amount of target annual incentives under the EICP, the Compensation Committee considers several factors, including:

(i)	the target incentives set, and actual incentives paid, in recent years;

(ii)	the desire to ensure that a substantial portion of total compensation is performance-based; and

(iii)	the advice of Cook as to compensation practices at other companies in the Peer Group.
Our company uses an iterative process to develop the performance objectives that will be used to determine whether and to what extent NEOs will receive payments under the EICP. Based on a review of business plans, members of management, including the CEO and Chief Personnel Officer, develop preliminary recommendations for review by the Compensation Committee. The Compensation Committee reviews management’s preliminary recommendations and establishes final goals. In establishing final goals, the Compensation Committee strives to ensure that the incentives provided by the EICP are consistent with the strategic goals set by the Board, that the goals set are sufficiently ambitious so as to provide a meaningful incentive, and that bonus payments, assuming target levels of performance are attained, will be consistent with the overall NEO compensation program established by the Compensation Committee.
As described under Item 11, ”Executive Compensation – Narrative to Summary Compensation Table and Plan-Based Awards Table – Annual Cash Incentive Compensation”, the Compensation Committee established the 2006 Senior Management Incentive Plan (the “2006 Senior MIP”) under the EICP. The 2006 Senior MIP utilized a combination of overall company financial performance goals, weighted at 80%, and individual performance goals, weighted at 20%. The three overall company financial measures under the 2006 Senior MIP were weighted as follows:
•	Year-over-year Company Consolidated EBITDA Growth: 70%

•	Return on Invested Capital: 15%

•	Free Cash Flow: 15%
See Item 11, “Executive Compensation – Narrative to Summary Compensation Table and Plan-Based Awards Table – Annual Cash Incentive Compensation” for a description of each of the company financial measures.
The Compensation Committee selected year-over-year Company Consolidated EBITDA Growth, Return on Invested Capital, and Free Cash Flow as the relevant company-wide performance criteria because the committee believes that these criteria are consistent with the overall goals and long-term strategic direction that the Board has set for our company. Further, these criteria are closely related to or reflective of our company’s financial and operational improvements, growth, and return to stockholders. EBITDA is an important non-GAAP valuation tool that potential investors use to measure our company’s profitability against other companies in our industry. Return on invested Capital focuses attention on how efficiently and effectively management deploys our capital. Sustained returns on invested capital in excess of our company’s cost of capital creates value for our stockholders over the long term. Free Cash Flow is another non-GAAP measurement tool that our management uses to assess how well we are achieving our goal of reducing our outstanding debt over time, which also contributes to creation of value for our stockholders and creditors. While each of these metrics is important on a stand-alone basis, the committee believes the combined focus on all three of these metrics will help drive overall operational success for our company.
The Compensation Committee strives to set the threshold, target, and stretch (i.e. maximum), company performance goals at levels such that the relative likelihood that our company will achieve such goals remains consistent from year to year. The Compensation Committee set company performance goals under the 2006 Senior MIP as follows:
•	Threshold performance goals for each of the financial measures were set at levels that reflected a slight improvement over our company’s actual results in fiscal 2005;

•	Target performance goals were set at levels that corresponded to the fiscal 2006 budget amounts for each of the financial measures; and

•	Stretch performance goals were set at levels that were higher than the budget amounts for each of the financial measures. The Compensation Committee believed that each of the stretch performance goals was aggressive but attainable by our company.

The Compensation Committee structured incentive payments under the 2006 Senior MIP so that our company would provide significant rewards to executive officers for superior performance, make smaller payments if our company achieved financial performance levels that exceed the threshold level of required performance but did not satisfy the target levels, and not make incentive payments if our company did not achieve the threshold minimum corporate financial performance levels established at the beginning of the fiscal year. The maximum annual incentive payment for our CEO under the 2006 Senior MIP was the lesser of 230% of his base salary or $5,000,000, and the maximum annual incentive payment for each of the other NEOs under the 2006 Senior MIP was the lesser of 150% of base salary or $3,000,000.
As stated above, the Compensation Committee selected individual objectives pursuant to which each of the NEOs was eligible to receive up to 20% of his incentive compensation under the 2006 Senior MIP. These individual objectives included measures on topics such as driver and employee turnover, safety, succession planning, capital management and strategic planning.
As described under Item 11, “Executive Compensation – Narrative to Summary Compensation Table and Plan-Based Awards Table – Annual Cash Incentive Compensation”, in February 2007 the Compensation Committee certified that (a) our company’s EBITDA for 2006 was between the target and stretch financial performance goals for year-over-year Company Consolidated EBITDA Growth and (b) our Return on Invested Capital and Free Cash Flow for 2006 exceeded the stretch goals for these performance criteria. The committee also determined that each of the NEOs achieved his individual performance goals under the 2006 Senior MIP. Accordingly, we paid cash incentive compensation to each of the NEOs for 2006 set forth under Item 11, “Executive Compensation – Summary Compensation Table”.
The aggregate payout percentage with respect to company performance targets was 132% of target for each NEO, except the CEO. The aggregate payout percentage with respect to company performance targets for the CEO was 164% of target. By way of comparison, in 2005, our company achieved performance for EBITDA in excess of threshold level, but below target, which resulted in a payout percentage with respect to company performance of 36% of each participant target award opportunity. In 2004, our company failed to achieve the threshold level for EBITDA and no payout was made with respect to company performance.
In February 2007, the Compensation Committee adopted the 2007 Senior Management Incentive Plan (the “2007 Senior MIP”) under the EICP. The Compensation Committee established company performance goals under the 2007 Senior MIP with respect to EBITDA, Return on Invested Capital, and Free Cash Flow but did not set any individual performance goals for 2007. As described above, the Compensation Committee set the threshold, target, and stretch company performance goals under the 2007 Senior MIP at levels such that the likelihood that our company will achieve those goals is consistent with goals set in previous years. As described under Item 11, “Executive Compensation – Narrative to Summary Compensation Table and Plan-Based Awards Table – Annual Cash Incentive Compensation”, each NEO may convert a portion of his incentive compensation under the 2007 Senior MIP into RSUs, with a 50% matching contribution of additional RSUs by our company. The Compensation Committee adopted this feature of the 2007 Senior MIP in order to encourage executives to take a portion of their incentive compensation in the form of equity-based compensation, which will more closely align their interests with the interests of our stockholders.
In 2002, our company established a Long-Term Incentive Plan (the “LTIP”) under which the NEOs and certain other key employees participate during performance periods established by the Compensation Committee. The last LTIP performance period was implemented for the 2005-2007 performance cycle. In 2006, the Compensation Committee determined not to implement any further LTIP performance cycles after 2005. Instead, the committee decided that our company would provide long-term compensation in the form of regular annual grants of stock options that vest based upon the executive’s continued service with our company. The Compensation Committee believes that these option grants will provide appropriate long-term incentive opportunities tied directly to stock price appreciation, which will align our executives’ interests with the interests of our stockholders. In February 2007, the Compensation Committee certified that our company had not achieved the goals set for the 2004-2006 LTIP performance cycle. Accordingly, our company did not pay any LTIP awards to the NEOs for the 2004-2006 performance cycle.
Equity Compensation. As described above, our company provides a substantial portion of NEO compensation in the form of equity awards because the Compensation Committee believes that such awards serve to encourage our executives to create value for our company over the long-term, which aligns the interests of our NEOs with the interests of our stockholders and creditors. We currently make equity awards to our NEOs pursuant to our 2006 Incentive Stock Plan (the “2006 Stock Plan”), which provides for awards in the form of stock options, restricted stock, restricted stock units, and other equity-based awards. The mix of cash and equity-based awards, as well as the types of equity-based awards, granted to our NEOs varies from year to year.
Each year, the Compensation Committee generally approves an equity award or awards for each NEO. The amount of the award depends on the Compensation Committee’s assessment, for that year, of the appropriate balance between cash and equity compensation. In making that assessment, the Compensation Committee considers various factors, such as the relative merits of cash and equity as a device for retaining and incentivizing NEOs and the practices of other companies in the Peer Group, as reported to the Compensation Committee by Cook. In addition, the Compensation Committee considers individual performance, individual pay relative to peers, and the value of already outstanding grants in determining the size and type of equity-based awards to each NEO. The Compensation Committee believes that a mix of equity and cash compensation provides balance by incentivizing the NEOs to pursue specific short and long-term performance goals and value creation while aligning the NEOs’ interests with our stockholders’ and creditors’ interests. The Compensation Committee considered the value of existing equity grants and the components of total annual compensation in determining the appropriate grant value for each NEO for the 2006 annual grant, which was granted December 30, 2005. The selected grant value was allocated between options and RSUs based on the recommendations provided by Cook.
For the 2007 annual grant, Cook (1) recommended ranges for the size of equity awards to be made to our NEOs based on Peer Group criteria and (2) reviewed the proposed NEO grants in relation to salaries and other elements of NEO compensation. For example, Cook recommended that the value of the aggregate equity grants to our NEOs, non-NEOs and non-employee directors on an annual basis should be approximately 0.5% of our company’s market capitalization. Ultimately, the Compensation Committee approved grants of equity awards to each of the NEOs that were within ranges recommended by Cook. Such grants reflect overall compensation performance considerations, including past performance, future potential performance, and executive retention.
Based upon the advice of a previous compensation consultant, in previous years our company shifted its equity-based awards for senior management from stock options to RSUs. Beginning with the 2006 annual grant, Cook advised the Compensation Committee that we should return to stock options as our primary form of equity-based compensation because options provide long-term incentive opportunities that are tied directly to share price appreciation, which more closely aligns the NEOs’ interests with our stockholders’ interests. In order to transition our equity grants back to options, for 2006, our NEOs generally received 70% of the total value of their 2006 equity awards in the form of stock options and 30% in the form of RSUs, with the exception of the CEO, who received approximately 50% of the total value in stock options and 50% in the form of RSUs. These allocations effectively increased the proportion of the equity award granted in options, which are of value to the executive only upon an increase in the market price of our common stock. In December 2006, the Compensation Committee approved equity-based grants to the NEOs for 2007 solely in the form of stock options that vest based upon the executive’s continued service with our company. See Item 11, “Executive Compensation – Grants of Plan-Based Awards”.
During 2006, the Compensation Committee also developed a new compensation philosophy of granting equity compensation with intrinsic value to management personnel below the NEO level who make significant contributions to the financial performance of our company. Accordingly, in December 2006 our company granted RSUs to certain “top performers” identified by our senior management. Top performers were defined as the top 10% of performers in each relevant employee level. The NEOs were not eligible for this grant.

Practices Regarding the Grant of Options and Other Equity-Based Awards. Our company generally makes grants to our NEOs and other senior management on a once-a-year basis. Accordingly, the Compensation Committee makes all such grants of options or other equity-based awards to our executive officers either at the last regularly scheduled meeting of each year or at the first regularly scheduled meeting of the following year. The Compensation Committee granted equity-based awards for 2006 on December 30, 2005. These awards were effective immediately for the NEOs other than our CEO, and were effective on January 3, 2006, in the case of our CEO. The effective date of the grant for our CEO was subsequent to the action date due to individual grant limits within our plan. The Compensation Committee granted equity-based awards to our NEOs and other executives for 2007 at its regularly scheduled meeting on December 5, 2006. The Compensation Committee retains the discretion to make additional awards to NEOs at other times in connection with the initial hiring of a new officer, for retention purposes, or otherwise. We do not have any program, plan or practice to time annual or ad hoc grants of stock options or other equity-based awards in coordination with the release of material non-public information or otherwise.
All option awards made to our NEOs, or any of our other employees or directors, are made pursuant to our 2006 Stock Plan with an exercise price equal to the fair market value of our common stock on the date of grant. Fair market value is defined under the 2006 Stock Plan to be the closing market price of a share of our common stock on the date of grant. We do not have any program, plan or practice of awarding options and setting the exercise price based on the stock’s price on a date other than the grant date. We do not have a practice of determining the exercise price of option grants by using average prices or lowest prices of our common stock in a period preceding, surrounding or following the grant date. While the Compensation Committee’s Charter permits delegation of the Compensation Committee’s authority to grant options in certain circumstances, all grants to NEOs are made by the Compensation Committee itself and not pursuant to delegated authority. From time to time the Compensation Committee authorizes our CEO to make a limited number of grants to new employees and other non-NEOs in accordance with the committee’s guidelines and with the consent of the Chair of the Compensation Committee.
Deferred Compensation Plans. Our deferred compensation plans allow certain employees, including the NEOs, to defer the receipt of salary and/or bonus payments and to defer the settlement of RSUs. We provide this benefit because the Compensation Committee wishes to permit our employees to defer the obligation to pay taxes on certain elements of their compensation while also potentially receiving earnings on deferred amounts. The deferred compensation plans were implemented to motivate and ensure the retention of key employees by providing them with greater flexibility in structuring the timing of their compensation payments. We believe that our deferred compensation plans are important retention and recruitment tools for our company, as many of the companies with which we compete for executive talent provide a similar plan to their senior employees.
Other Components of Compensation. Our company provides certain other forms of compensation and benefits to the CEO and the other executive officers, including perquisites and 401(k) matching contributions, as discussed below. The Compensation Committee has reviewed these other components of compensation in relation to the total compensation of the CEO and the other NEOs, and determined that they are reasonable and appropriate.
Perquisites. Our NEOs receive various perquisites provided by or paid for by our company. These perquisites include automobile allowances, memberships in social and professional clubs, and personal tax and financial planning services. We provide these perquisites because many companies in the Peer Group provide similar perquisites to their named executive officers, and we believe that it is necessary that we do the same for retention and recruitment purposes.
The Compensation Committee regularly reviews the perquisites that we provide to our NEOs in an attempt to ensure that the perquisites continue to be appropriate in light of the Compensation Committee’s overall goal of designing a compensation program for NEOs that maximizes the interests of our stockholders. For example, during 2006 the Board reviewed our company’s policy regarding personal use of the corporate aircraft and determined that this was not an appropriate use of company resources. As a result, after July 2006 our employees were no longer permitted to use our corporate aircraft for non-business purposes.

401(k) Plan. We maintain a 401(k) Plan for our employees, including our NEOs, because we wish to encourage our employees to save some percentage of their cash compensation, through voluntary deferrals, for their eventual retirement. The 401(k) Plan permits employees to make such deferrals in a manner that is relatively tax efficient. Our company may, in its discretion, match employee deferrals. For the 2006 plan year, our company made matching contributions equal to up to 50% of the first 5% of compensation deferred by employees (subject to IRS limits and non-discrimination testing).
Supplemental Retirement Compensation. We have a Supplemental Executive Retirement Plan (the “SERP”) for our NEOs and certain other members of senior management. See Item 11, “Executive Compensation – Retirement Plans” for a description of these retirement benefits. The Compensation Committee believes that this plan serves a critically important role in the retention of our senior executives, as these executives must complete a minimum number of years of service and, in some cases, attain a certain minimum age, to be eligible for benefits. The plan thereby encourages our most senior executives to remain employed by us and to continue their work on behalf of our stockholders.
Our Chief Financial Officer participates in a tax-qualified defined benefit pension plan sponsored by Browning-Ferris Industries, Inc., under which he has not earned any new benefits since the plan was frozen in 1999. Otherwise, we do not have any tax-qualified defined benefit pension plan for any of our NEOs.
Post-Termination Compensation. We have entered into employment agreements with certain members of our senior management team, including each of the NEOs. Each of these agreements provides for certain payments and other benefits if the executive’s employment terminates under certain circumstances, including in the event of a “change in control”. See Item 11, “Executive Compensation – Narrative to Summary Compensation Table and Plan-Based Awards Table – Employment Agreements” and Item 11, “Executive Compensation – Potential Payments upon Termination or Change in Control” for a description of these severance and change in control benefits.
The Compensation Committee believes that these severance and change in control arrangements are an important part of overall compensation for our NEOs because they help to secure the continued employment and dedication of our NEOs, notwithstanding any concern that they might have regarding their own continued employment prior to or following a change in control. The Compensation Committee also believes that these arrangements are important as a recruitment and retention device, as most of the companies with which we compete for executive talent have similar agreements in place for their senior employees.
The executive employment agreements also contain provisions that prohibit the executive from disclosing our company’s confidential information and that prohibit the executive from engaging in certain competitive activities or soliciting any of our employees, customers, potential customers, or acquisition prospects. An executive will forfeit his right to receive post-termination compensation if he breaches these or other restrictive covenants in the employment agreements. We believe that these provisions help ensure the long-term success of our company.
Stock Ownership and Retention Guidelines
In February 2006, the Board established stock ownership and retention guidelines for our directors and executive officers. See Item 11, “Executive Compensation – Narrative to Summary Compensation Table and Plan-Based Awards Table – Stock Ownership and Retention Guidelines for Executive Officers” and Item 11, “Executive Compensation – Compensation of Directors – Stock Ownership and Retention Guidelines for Directors” for a description of these guidelines. These guidelines are designed to encourage our directors and executive officers to increase and maintain their equity stake in our company and thereby to more closely link their interests with those of our stockholders.

The Effect of Regulatory Requirements on Our Executive Compensation
Code Section 162(m). Section 162(m) of the Internal Revenue Code of 1986, as amended (“Code Section 162(m)”) provides that compensation in excess of $1,000,000 paid to the Chief Executive Officer or to any of the other four most highly compensated executive officers of a public company will not be deductible for federal income tax purposes unless such compensation is paid pursuant to one of the enumerated exceptions set forth in Code Section 162(m). Our company attempts to structure its compensation programs such that compensation paid will be tax deductible by our company whenever that is consistent with our company’s compensation philosophy. The deductibility of some types of compensation payments, however, can depend upon the timing of an executive’s vesting or exercise of previously granted rights. Interpretations of and changes in applicable tax laws and regulations, as well as other factors beyond our company’s control, also can affect deductibility of compensation.
Our company’s primary objective in designing and administering its compensation policies is to support and encourage the achievement of our company’s strategic goals and to enhance long-term stockholder value. For these and other reasons, the Compensation Committee has determined that it will not necessarily seek to limit executive compensation to the amount that will be fully deductible under Code Section 162(m). The Compensation Committee will continue to monitor developments and assess alternatives for preserving the deductibility of compensation payments and benefits to the extent reasonably practicable, as determined by the Compensation Committee to be consistent with our company’s compensation policies and in the best interests of our company and its stockholders.
Of the compensation paid to each of the NEOs in 2006, the following amounts were not deductible by our company under Code Section 162(m):

John J. Zillmer	$420,298
Donald W. Slager	593,515
Peter S. Hathaway	516,071
Edward A. Evans	70,716
Steven M. Helm	—
As a result of the nondeductibility of these amounts for tax purposes, the incremental tax cost to our company was $584,539.
Code Section 409A. Code Section 409A generally changes the tax rules that affect most forms of deferred compensation that were not earned and vested prior to 2005. Although complete guidance regarding Code Section 409A has not been issued, the Compensation Committee takes Code Section 409A into account in determining the form and timing of compensation paid to our executives. Our company operates and administers its compensation arrangements in accordance with a reasonable good faith interpretation of the new rules.
Code Sections 280G and 4999. Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (“Code Sections 280G and 4999”) limit our company’s ability to take a tax deduction for certain “excess parachute payments” (as defined in Code Sections 280G and 4999) and impose excise taxes on each executive that receives “excess parachute payments” in connection with his or her severance from our company in connection with a change in control. The Compensation Committee considers the adverse tax liabilities imposed by Code Sections 280G and 4999, as well as other competitive factors, when it structures certain post-termination compensation payable to our NEOs. The potential adverse tax consequences to our company and/or the executive, however, are not necessarily determinative factors in such decisions.
Accounting Rules. Various rules under generally accepted accounting practices determine the manner in which our company accounts for grants of equity-based compensation to our employees in our financial statements. The Compensation Committee takes into consideration the accounting treatment of alternative grant proposals under SFAS 123(R) when determining the form and timing of equity compensation grants to employees, including our NEOs. The accounting treatment of such grants, however, is not determinative of the type, timing, or amount of any particular grant of equity-based compensation to our employees.

Conclusions
During 2006 and the first few weeks of 2007, the Compensation Committee took the actions described in this Compensation Discussion and Analysis in order to enhance and improve the effectiveness of our executive compensation policies by placing greater emphasis on performance-based compensation and through other refinements to our executive compensation structure, including the following:
•	utilizing stock options exclusively for NEO equity-based compensation for 2007 because they are inherently more performance-based than RSUs;

•	focusing on company-wide financial performance goals and measures and eliminating individual objectives for NEOs because of the difficulty in measuring achievement of an individual’s objectives;

•	adding the feature in the 2007 Senior MIP that allows participants to convert up to 40% of their incentive compensation into RSUs, with an additional 50% matching contribution by our company; and

•	deciding not to implement any further LTIP performance cycles in favor of a greater emphasis on equity awards.
The Compensation Committee reviewed all components of the NEOs’ compensation for 2006 and proposed compensation for 2007, as described above, including the potential payouts under the severance and change-in-control provisions in each of the NEOs employment agreements. A detailed tally sheet setting forth each of the above components and affixing dollar amounts under various payout scenarios was prepared for and reviewed by the Compensation Committee. Updated tally sheets are included in meeting materials for each Compensation Committee meeting and the committee regularly reviews these updated tally sheets. The Compensation Committee also takes the following factors into consideration, although none of these factors are persuasive individually or in the aggregate:
•	Each NEO’s total compensation, including the value of all outstanding equity awards granted to the NEO, and future compensation opportunities;

•	Internal pay equity;

•	Our stock ownership and retention policies;

•	The competitive environment for recruiting NEOs, including what the relevant competitors pay; and

•	The need to provide each element of compensation and the amounts targeted and delivered.
When the Compensation Committee considers any individual component of an executive’s total compensation, it takes into consideration the aggregate amounts and mix of all components of the officer’s compensation, including accumulated (realized and unrealized) option and restricted stock grants. Based on this review, the Compensation Committee concluded that the amounts payable to each NEO under each individual element, as well as the NEO’s total compensation in the aggregate, were reasonable and not excessive, as well as consistent with the guidelines suggested by Cook. The Compensation Committee further concluded that our company’s executive compensation programs meet our objectives of attracting, retaining, incentivizing, and rewarding talented executives who can contribute to our long-term success and thereby build value for our stockholders.

Compensation Committee Interlocks And Insider Participation
During fiscal 2006, none of the members of the Compensation Committee was a current or former officer or employee of our company, except for Charles H. Cotros, who served as our interim Chief Executive Officer from September 2004 through May 2005. During fiscal 2006, none of the members of the Compensation Committee had any relationship requiring disclosure under Item 404 or Item 407(e)(4)(iii) of Regulation S-K.
Compensation Committee Report
The Management Development/Compensation Committee (the “Compensation Committee”) of the Board of Directors oversees our company’s compensation program on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Form 10-K. Based upon the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K.
Submitted by the Management/Development Compensation Committee:
Nolan Lehmann (Chair)
Charles H. Cotros
Stephanie Drescher
James A. Quella

Summary Compensation Table
The following table provides summary information about compensation expensed or accrued by our company during the fiscal year ended December 31, 2006, for (a) our Chief Executive Officer, (b) our Chief Financial Officer, (c) the two other executive officers other than our CEO and CFO serving at the end of the fiscal year ended December 31, 2006; and (d) one additional individual for whom disclosure would have been provided but for the fact that he was not serving as an executive officer at the end of fiscal 2006 (collectively, the “Named Executive Officers” or “NEOs”):
Summary Compensation Table

					Non-Equity
Name and Principal			Stock	Option	Incentive Plan	Change in	All Other
Position(s)	Year	Salary	Awards (1)	Awards (2)	Compensation (3)	Pension Value (4)	Compensation (5)	Total
John J. Zillmer Chairman of the Board of Directors and Chief Executive Officer	2006	$869,125	$524,279	$1,275,512	$1,650,500	$385,826	$184,313	$4,889,555

Donald W. Slager President and Chief Operating Officer	2006	766,875	507,910	248,660	1,019,400	509,958	38,909	3,091,712

Peter S. Hathaway Executive Vice President and Chief Financial Officer	2006	593,050	416,740	139,186	788,400	583,880	36,604	2,557,860

Edward A. Evans Executive Vice President and Chief Personnel Officer	2006	429,450	70,716	269,494	570,900	140,759	113,775	1,595,094

Steven M. Helm Executive Vice President, General Counsel and Corporate Secretary (6)	2006	303,647	1,257,970	634,984	—	270,875	140,729	2,608,205

(1)	The amounts shown in this column represent the dollar amounts recognized for financial statement reporting purposes in fiscal 2006 with respect to shares of restricted stock and restricted stock units, as determined pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). See Note 11 to the Consolidated Financial Statements included in this Form 10-K for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123(R). For further information on these awards, see the Grants of Plan-Based Awards table in this Summary Compensation Section of this Form 10-K. Under the terms of his employment, Mr. Helm forfeited 18,805 RSUs when he retired. There were no other forfeitures of RSUs by any of the NEOs in 2006.

(2)	The amounts shown in this column represent the dollar amount recognized for financial statement reporting purposes in each fiscal year with respect to options granted, as determined pursuant to SFAS 123(R). See Note 11 to the Consolidated Financial Statements included in this Form 10-K for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123(R). For further information on these awards, see the Grants of Plan-Based Awards table in this Summary Compensation Section of this Form 10-K. There were no forfeitures of options by any of the NEOs in 2006.

(3)	The amounts shown in this column constitute payments made under the 2006 Senior MIP. Awards under the 2006 Senior MIP were calculated and paid in 2007 but are included in compensation for 2006, the year in which they were earned. See Item 11, “Executive Compensation – Narrative to Summary Compensation Table and Plan-Based Awards Table” for more information regarding the 2006 Senior MIP.

(4)	The amounts shown in this column represent the increase in actuarial values of each of the executive officer’s benefits under our SERP during fiscal 2006. In addition, Mr. Hathaway participates in a tax-qualified pension plan sponsored by Browning-Ferris Industries, Inc., under which no new benefits have been earned since the plan was frozen in 1999. The change in actuarial value of this benefit is included for Mr. Hathaway.

(5)	A breakdown of the amounts shown in this column for 2006 for each of the NEOs is set forth in the following table. Amounts shown below for 401(k) matching contributions are subject to change when the results of nondiscrimination tests for the plan year ending December 31, 2006 are finalized.

	Mr. Zillmer	Mr. Slager	Mr. Hathaway	Mr. Evans	Mr. Helm
Perquisites and other personal benefits	$178,813	$33,409	$31,104	$108,275	$16,791
Payments in connection with retirement	—	—	—	—	115,306
401(k) matching contribution	5,500	5,500	5,500	5,500	5,055
Tax gross-up	—	—	—	—	3,577

Total	$184,313	$38,909	$36,604	$113,775	$140,729

Payments to Mr. Helm in connection with his retirement reflect an adjustment during the first six months following his retirement in accordance with Code Section 409A. The difference between the adjusted amounts paid to Mr. Helm and the amounts to which he is otherwise entitled will be paid upon the expiration of the six-month period. Perquisites and other personal benefits, other than corporate aircraft usage, are valued at actual amounts paid to each provider of such perquisites and other personal benefits. No personal use of our aircraft was permitted after July 2006. Personal usage prior to that date is calculated using an incremental cost methodology. This methodology calculates the incremental cost to our company for personal use of our aircraft based on the cost of fuel and oil per hour of flight; trip-related inspections, repairs, and maintenance; crew travel expenses; on-board catering; trip-related flight planning services; landing, parking, and hanger fees; supplies; passenger ground transportation; and other variable costs. Since our aircraft is used primarily for business travel, we do not include the fixed costs that do not change based on personal usage, such as pilots’ salaries, the purchase or leasing costs of company aircraft, and the cost of maintenance not related to trips. The following table sets forth the types of perquisites and other personal benefits that we paid for or provided to our NEOs and the amount that we paid for perquisites and other personal benefits during 2006:

	Mr. Zillmer	Mr. Slager	Mr. Hathaway	Mr. Evans	Mr. Helm
Personal use of company aircraft	$168,517	$12,292	$—	$91,918	$—
Automobile allowance	7,200	7,200	7,200	7,200	4,985
Club dues	3,096	3,800	4,016	2,320	1,207
Income tax and planning services	—	10,117	19,888	6,837	2,599
Other personal benefits	—	—	—	—	8,000

Total	$178,813	$33,409	$31,104	$108,275	$16,791

(6)	Mr. Helm retired from his position with the company effective August 31, 2006. See Item 11, “Executive Compensation – Potential Payments upon Termination or Change-in-Control” for further discussion regarding the terms of Mr. Helm’s retirement.
Plan-Based Awards During 2006
The following table sets forth certain information with respect to grants of awards to the NEOs under our non-equity and equity incentive plans during 2006.
Grants Of Plan-Based Awards — 2006

						All Other	All Other
						Stock	Option
						Awards:	Awards:	Exercise or	Grant Date
						Number of	Number of	Base Price of	Fair Value of
			Estimated Possible Payouts Under Non-			Shares of	Securities	Option	Stock and
	Grant	Action	Equity Incentive Plan Awards (1)			Stock or	Underlying	Awards	Option
Name	Date	Date	Threshold ($)	Target ($)	Maximum ($)	Units (#)	Options (#)	($/Sh)	Awards ($) (2)
John J. Zillmer	01/03/06	12/30/05	$—	$—	$—	160,000 (3)	—	$—	$1,424,000
	01/03/06	12/30/05	—	—	—	—	495,000 (4)	8.90	2,128,500
	02/09/06	02/09/06	50,341	1,006,825	2,013,650	—	—	—	—
	12/05/06	12/05/06	—	—	—	—	425,000 (5)	12.91	2,486,250

Donald W. Slager	02/09/06	02/09/06	38,625	772,500	1,158,750	—	—	—	—
	12/05/06	12/05/06	—	—	—	—	166,600 (5)	12.91	974,610

Peter S. Hathaway	02/09/06	02/09/06	29,870	597,400	896,100	—	—	—	—
	12/05/06	12/05/06	—	—	—	—	83,300 (5)	12.91	487,305

Edward A. Evans	02/09/06	02/09/06	21,630	432,600	648,900	—	—	—	—
	12/05/06	12/05/06	—	—	—	—	83,300 (5)	12.91	487,305

Steven M. Helm (6)	02/09/06	02/09/06	21,676	433,527	650,291	—	—	—	—

(1)	Amounts shown represent awards granted under the 2006 Senior MIP, which was established pursuant to the EICP. The amount actually earned by each NEO is reported as Non-Equity Incentive Plan Compensation in the Summary Compensation Table. Amounts are considered earned in 2006 although they were not paid until 2007.

(2)	Represents the grant date fair value of each award as determined pursuant to SFAS 123(R).

(3)	Consists of RSUs awarded as part of our annual grant for 2006. The RSUs granted to the other NEOs as part of the annual grant for 2006 were made effective December 30, 2005 and, therefore, do not appear on this table. All of such RSUs were granted under the 2006 Stock Plan and vest at the rate of 20% per year on each of the first through fifth anniversaries of the grant date.

(4)	Consists of options to purchase shares of our common stock awarded as part of our annual grant for 2006. The options granted to the other NEOs as part of the annual grant for 2006 were made effective December 30, 2005 and, therefore, do not appear on this table. All of such options were granted under the 2006 Stock Plan and vest at the rate of 20% per year on each of the first through fifth anniversaries of the grant date.

(5)	Consists of options to purchase shares of our common stock awarded as part of our annual grant for 2007 compensation. The options were granted under the 2006 Stock Plan and vest at the rate of 25% per year on each of the first through fourth anniversaries of the grant date.

(6)	Mr. Helm retired from his position with our company effective August 31, 2006. Under the terms of his employment, he forfeited any payment under the 2006 Senior MIP when he retired.
Narrative to Summary Compensation Table and Plan-Based Awards Table
Employment Agreements. During 2006, all of the NEOs were employed pursuant to agreements with our company. Each employment agreement sets forth, among other things, the NEO’s base salary, bonus opportunities, entitlement to participate in our benefit plans and to receive equity awards, and post-termination benefits and obligations.
Mr. Zillmer’s employment agreement has an initial term that expires on May 27, 2007. Thereafter, the agreement will automatically renew for one-year periods, unless either party gives notice of its intent not to renew at least 90 days prior to the end of the then-current term. The employment agreements with Mr. Slager and Mr. Hathaway provide for terms consisting of continuous periods of two years, such that at any given time the remaining term of each agreement is two years. Mr. Evans’ employment agreement has an initial term that expires on September 19, 2007. Thereafter, the agreement will automatically renew for one-year periods, unless the agreement is terminated by either party pursuant to the terms of that agreement. Mr. Helm’s employment agreement terminated in connection with his retirement from our company on August 31, 2006. See Item 11, “Executive Compensation – Potential Payments upon Termination or Change-in-Control – Retirement of Steven M. Helm”.
Each employment agreement specifies a minimum level of base salary for the executive, but gives the Compensation Committee authority to increase the executive’s base salary from time to time. The Compensation Committee generally evaluates and sets the base salaries for our NEOs on an annual basis. The base salary for each of our NEOs for 2006-2007 and 2007-2008 is set forth under Item 11, “Executive Compensation – Compensation Discussion and Analysis – The Elements of Our Executive Compensation Program – Cash Compensation”.
The employment agreements also provide that each executive is entitled to (a) annual cash incentive compensation in an amount to be determined by the Board, with a target goal equal to 100% of the executive’s base salary (115% in the case of Mr. Zillmer, and in the case of Mr. Evans, up to the maximum amount permitted under our annual incentive compensation plan(s), which is 100%); (b) four weeks paid vacation; (c) an automobile allowance of $600 per month; (d) club membership dues; (e) participation in incentive, savings, retirement, and stock plans maintained by our company for its executive officers; (f) participation in welfare benefit plans maintained by our company for the benefit of its employees generally; (g) reimbursement of business expenses; and (h) indemnification and directors’ and officers’ insurance coverage.
Mr. Zillmer’s employment agreement provides that while Mr. Zillmer remains employed by our company, he will retain at least 50% of the net shares received upon the exercise of options or vesting of restricted stock (after deducting shares to satisfy applicable tax obligations incurred as the result of any exercise or vesting event) until such time as he has accumulated stock with a value of at least three times his annual salary. In addition, in 2005 our company paid Mr. Zillmer $300,000 to cover expenses incurred in relocating to the Phoenix-Scottsdale metropolitan area.
Mr. Evans’ employment agreement provides that while Mr. Evans remains employed by our company, he will retain at least 50% of the net shares received upon the exercise of options or vesting of RSUs (after deducting shares to satisfy applicable tax obligations incurred as the result of any exercise or vesting event) until such time as he has accumulated stock with a value of at least two and one-half times his annual salary. In addition, in 2005 our company paid Mr. Evans (1) a one-time signing bonus of $150,000 and (2) $200,000 to be used to cover expenses associated with relocating to the Phoenix-Scottsdale metropolitan area.

The employment agreements also provide for severance payments upon termination of employment as a result of death or disability, termination by our company without cause, termination by the executive for good reason, or termination in connection with a change in control. In addition, the employment agreements provide for payments upon retirement if age and/or length of service requirements have been met. See Item 11, “Executive Compensation – Potential Payments Upon Termination or Change in Control” for a description of these provisions in the employment agreements.
Annual Cash Incentive Compensation. In February 2006, the Board approved the EICP. Our stockholders approved the EICP at the 2006 Annual Meeting. The EICP is designed to preserve the tax deductibility under Code Section 162(m) of payments made to our CEO and the other four most highly compensated executives in any given year. The performance period under the EICP is our company’s fiscal year or such other period as may be designated by the Compensation Committee. In no event, however, will any performance period be less than six months or more than five years.
Under the EICP, our CEO is eligible for an award for each performance period in an amount equal to up to 0.50% of our Operating Income Before Depreciation and Amortization (as defined in the EICP) for that performance period. Each of the participants in the EICP other than our CEO is eligible for an award for each performance period in an amount equal to up to 0.25% of Operating Income Before Depreciation and Amortization for such performance period. Notwithstanding the foregoing, the maximum award that may be paid under the EICP to our CEO for any fiscal year of our company is the lesser of (a) an amount equal to 0.50% of Operating Income Before Depreciation and Amortization, or (b) $5.0 million, and the maximum award that may be paid to any participant other than our CEO for any fiscal year of our company is the lesser of (i) an amount equal to 0.25% of Operating Income Before Depreciation and Amortization, or (ii) $3.0 million.
Subject to the foregoing limitations, the Compensation Committee may condition payment of an award upon the satisfaction of such objective or subjective standards as the Compensation Committee determines to be appropriate, in its sole and absolute discretion, and the Compensation Committee will retain the discretion to reduce the amount of any award that would otherwise be payable to a participant, including reducing such amount to zero. In February 2006, the Compensation Committee approved the 2006 Senior MIP, which established the 2006 performance goals under the EICP. The Compensation Committee used the 2006 Senior MIP as part of its objective and subjective standards to determine whether or not to exercise its discretion to reduce the amount of any award that would otherwise be payable to a participant with respect to 2006 under the EICP. Under the 2006 Senior MIP, the incentive payment was calculated based upon achievement of one or both of (a) company performance goals (weighted at 80%), and (b) individual objectives (weighted at 20%). This allocation reflected the committee’s view that the allocation toward individual objectives should be reduced over time. The performance goals were as follows:
1.	Overall Company Performance Goals: Achievement of overall company performance goals (“Company Goals”) was measured based on: (a) year-over-year Company Consolidated EBITDA Growth (b) Return on Invested Capital, and (c) Free Cash Flow. EBITDA and EBIT were adjusted to remove the impact of restructuring and severance charges in either 2005 or 2006 to the extent that these charges were included in the results of the corporate office. “Company Consolidated EBITDA Growth” means the aggregate EBITDA for the entire company (i.e., including all subsidiaries and divisions, and all organizational levels). “Return on Invested Capital” means EBIT for the year less taxes at an assumed rate of 40%, divided by the average (based on year-end results) Net Tangible Assets (“NTA”). NTA means (x) total assets less cash, goodwill, and investments in consolidated subsidiaries, minus (y) liabilities excluding all debt, and accrued balances for insurance reserves, interest, closure and post-closure, remediation, derivative liabilities and deferred tax obligations. “Free Cash Flow” means cash flow from operations, less capital expenditures, plus proceeds from fixed asset sales and plus or minus any change in disbursement account. EBIT, Free Cash Flow, and EBITDA include all accruals necessary to pay out Annual Incentives, and were adjusted for material items at the discretion of the committee.

2.	Individual Objectives: Achievement of individual objectives was measured with respect to each participant. Each participant had two individual objectives that were appropriate for the participant’s position.
In February 2007, the Compensation Committee certified that (a) our company achieved a result between the target and stretch 2006 financial performance goals for 2006 Company Consolidated EBITDA Growth, (b) our company exceeded the stretch 2006 financial goals for both Return on Invested Capital and Free Cash Flow, and (c) the CEO and each of the other participants in the 2006 Senior MIP achieved his individual performance goals for 2006. Accordingly, in February 2007 our company paid annual incentive compensation to the NEOs under the 2006 Senior MIP in the amounts reported as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.
On February 16, 2007, the Compensation Committee approved the 2007 Senior MIP, which established the performance goals for 2007 under the EICP. Each of the participants in the 2007 Senior MIP will have an opportunity to earn an amount of annual incentive equal to a percentage of the participant’s annualized base salary as of December 31, 2007. Our CEO has an opportunity to earn a targeted annual incentive equal to 115% and a stretch annual incentive equal to 230% of his base salary for 2007. Each of our other executive officers has an opportunity to earn a targeted annual incentive equal to 100% and a stretch annual incentive equal to 150% of that officer’s base salary for 2007.
The 2007 Senior MIP does not utilize any individual objectives. Incentive payments under the 2007 Senior MIP will be calculated based upon achievement of the following company performance goals, which will be weighted relative to their targets as follows:
•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”): 70%
-	For the purposes of the 2007 Senior MIP, “EBITDA” means the aggregate EBITDA for the entire company (i.e., including all subsidiaries, divisions, and organizational levels). EBITDA will be adjusted to remove the impact of (a) restructuring charges and severance charges to the extent that these were included in the results of the Operations Support Center (only), and (b) gains and losses on divestitures, discontinued operations, and non-cash impairments. All adjustments remain at the discretion of the Compensation Committee.
•	Return on Invested Capital: 15%
-	“Return on Invested Capital” means Earnings Before Interest and Taxes (“EBIT”) for the year less taxes at an assumed rate of 40%, divided by the average (based on year-end results) Net Tangible Assets (“NTA”). NTA means (x) total assets less cash, goodwill, contra receivables related to insurance reserves, any assets arising out of the pension plans, and investments in consolidated subsidiaries, minus (y) liabilities excluding all debt and accrued balances for insurance reserves, pension plans, interest, closure and post-closure remediation, derivative liabilities, and deferred income taxes. EBIT and NTA will be adjusted for the same items as EBITDA.
•	Free Cash Flow: 15%
-	“Free Cash Flow” means cash flow from operations, less capital expenditures, plus proceeds from fixed asset sales plus or minus the change in disbursement account.
EBITDA, EBIT and Free Cash Flow will include all accruals necessary to pay out annual incentives. All measures will be prepared on a consistent basis (i.e., adjusting for material changes caused by new accounting rules). All payouts will be interpolated between payout tiers.

The following table provides certain information with respect to potential future payouts to the NEOs under the 2007 Senior MIP:

	Estimated Possible Payouts Under the 2007 Senior MIP (1)
Name	Threshold	Target	Maximum
John J. Zillmer	$53,188	$1,063,750	$2,127,500
Donald W. Slager	40,000	800,000	1,200,000
Peter S. Hathaway	30,750	615,000	922,500
Edward A. Evans	22,300	446,000	669,000

(1)	The maximum annual incentive that may be paid to any participant under the 2007 Senior MIP cannot exceed the lesser of (a) 150% (230% in the case of the CEO) of the participant’s annual base salary, or (b) $3,000,000 ($5,000,000 in the case of the CEO).
Executives who are selected to participate in the 2007 Senior MIP, including the NEOs, may elect to receive up to 40% of their incentive award payments (if any) under the 2007 Senior MIP in the form of RSUs (“Conversion RSUs”). Participants must make this election no later than June 2007. If and to the extent a participant who makes the election receives a payment under the 2007 Senior MIP, then the participant will receive the number of Conversion RSUs equal to (a) the product of (i) the total award times (ii) the percentage of the award that the participant elected to receive in the form of RSUs, divided by (b) the closing market price of our common stock on December 31, 2007. The Conversion RSUs will be fully vested on the award date and will automatically convert into shares of our common stock on the first anniversary of the award date.
In addition, if a participant elects to receive Conversion RSUs our company will grant a number of additional RSUs equal to 50% of the Conversion RSUs (the “Conversion Match RSUs”). The Conversion Match RSUs will automatically convert into shares of common stock on the second anniversary of the award date, except that the Conversion Match RSUs will automatically be forfeited if the participant’s service with our company terminates for any reason prior to vesting unless otherwise stated in an employment or other written agreement with our company.
Long-Term Cash Incentive Compensation. In 2002, our company established a Long-Term Incentive Plan (“LTIP”) that was designed to (a) provide certain management personnel with a long-term cash incentive component of compensation that relies on financial performance of our company; (b) reward certain management personnel with an opportunity to share in our company’s success; (c) strengthen the link between pay and performance; (d) facilitate the retention of key employees; and (e) balance the focus between short-term and long-term corporate objectives. The Compensation Committee established performance goals for each cycle of the LTIP based upon the metrics reflecting one or more of the following business measurements: earnings, cash flow, revenues, financial return ratios, debt reduction, risk management, customer satisfaction, and total stockholder returns, any of which may be measured either in absolute terms or as compared with another company or companies or with prior periods. At the end of each performance cycle, the Compensation Committee determines the actual awards based upon achievement of the performance goals for that cycle.
The Compensation Committee previously established performance cycles under the LTIP for the three-year periods from 2004-2006 and 2005-2007. In February 2006, the Compensation Committee decided not to implement a new LTIP performance cycle beginning in 2006.
LTIP awards for the 2004-2006 performance cycle were payable only if our company achieved specified levels of (1) EBITDA compound annual growth (weighted at 60%), and (2) net average annual debt reduction (weighted at 40%). In February 2007, the Compensation Committee certified that our company had not achieved either (a) the goal with respect to EBITDA compound annual growth for the 2004-2006 performance cycle, or (b) the goal with respect to annual average debt reduction for the 2004-2006 performance cycle. Accordingly, our company did not pay any LTIP awards to the NEOs for the 2004-2006 performance cycle.
LTIP awards for the 2005-2007 performance cycle will be payable only if our company achieves, on an overall basis for the three-year performance cycle, specified goals for average annual cash flow from operations (weighted at 60%) and improvements in the return on invested capital (weighted at 40%). The Compensation Committee believes that these performance goals are aligned with the long-term stockholder value creation goals of increasing operating performance and reducing balance sheet leverage. The Compensation Committee will have discretion to adjust the performance goals for one or more affected cycles if a major acquisition, divestiture, or other extraordinary event results in a significant impact on our ability to achieve such goals.
Actual results between the threshold and target or the target and maximum performance goals for the 2005-2007 LTIP cycle will be interpolated to calculate the actual payout. No award will be earned with respect to a goal if performance does not meet the threshold performance level for such goal. The goals are independent, however, and a partial award can be attained even if one threshold is missed. Pro rata awards based on whole months of active participation and based on actual results will be paid at the end of the performance cycle if an executive’s employment terminates due to death, disability, termination without cause, retirement, or a reduction in force. All awards will be forfeited if the executive voluntarily terminates employment or is discharged for cause. Participants may be given the opportunity to elect to receive some or all of any payment in the form of shares of our common stock. Employees who are otherwise eligible to participate in any of our non-qualified deferred compensation plans are permitted to defer LTIP awards in accordance with the terms of those plans.
Equity-Based Awards. We maintain various equity-based compensation plans, as described under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information as of Fiscal Year-End”. In December 2005, the Compensation Committee awarded RSUs and stock options under the 2006 Stock Plan to each of our NEOs, as follows:

	Number of Restricted	Number of Stock	Exercise Price of
Name	Stock Units	Options	Stock Options
Mr. Zillmer	160,000	495,000	$8.90
Mr. Slager	20,000	133,000	$8.74
Mr. Hathaway	9,000	63,000	$8.74
Mr. Evans	17,000	111,000	$8.74
Mr. Helm	9,000	63,000	$8.74
These RSUs and options were intended to be part of the NEO’s compensation for 2006. All of the RSUs and options have a grant date of December 30, 2005, except for Mr. Zillmer’s RSUs and options, which have a grant date of January 3, 2006. These RSUs and options vest at the rate of one-fifth on each of the first through fifth anniversaries of the grant date.
In December 2006, the Compensation Committee awarded stock options under the 2006 Stock Plan to each of our NEOs, as described under Item 11, “Executive Compensation – Plan-Based Awards During 2006”. These options are intended to be part of the NEOs’ compensation for 2007.
Stock Ownership and Retention Guidelines for Executive Officers. In February 2006, the Board, acting through a special subcommittee, approved stock ownership and retention guidelines in order to encourage our executive officers to acquire and retain ownership of a significant number of shares of common stock while they serve as directors or officers of our company. Under the guidelines, persons who are designated by the Board as “executive officers” of our company under the Exchange Act are expected to hold shares of common stock having a value as set forth in the table below. Each person designated as an executive officer will be expected to retain 50% of all shares (after deducting shares used to satisfy applicable tax obligations incurred as a result of any exercise or vesting event) received from our company in any manner until their ownership threshold is met.

Multiple of
Position (1)	Base Salary (2)
Chairman of the Board	3x
Chief Executive Officer	3x
President	3x
Executive Vice President	2.5x

(1)	An officer’s highest position will determine the ownership guideline that he must attain.

(2)	“Base salary” is determined as of the date the guidelines were adopted and thereafter at the beginning of each year of the executive’s employment term. The stock price initially was a fixed price of $8.00 per share. The stock price was reviewed in December 2006 and adjusted to $11.50. The impact of changes in both base salary and stock price will be reviewed at least annually.

Salary and Cash Incentive Awards in Proportion to Total Compensation. As noted under Item 11, “Executive Compensation – Compensation Discussion and Analysis”, we believe that a substantial portion of each NEO’s compensation should be in the form of equity awards. The following table sets forth the percentage of each NEO’s total compensation that we paid in the form of base salary and cash incentive awards under the 2006 Senior MIP.

Percentage of Total
Name	Compensation
Mr. Zillmer	52%
Mr. Slager	58%
Mr. Hathaway	54%
Mr. Evans	63%
Mr. Helm	12%
Fiscal Year-End Holdings of Equity-Based Awards
The following table sets forth certain information regarding equity-based awards held by each of the NEOs as of December 31, 2006.
Outstanding Equity Awards at Fiscal Year-End — 2006

	Option Awards						Stock Awards
										Unearned Shares, Units or
	Number of Unexercised						Units of Stock That Have			Other Rights That Have Not
	Options (#)						Not Vested			Vested
										Equity	Equity Incentive
										Incentive	Plan Awards:
					Option	Option			Market	Plan	Market or
					Exercise	Expiration	Number of		Value of	Awards:	Payout Value
Name	Exercisable		Unexercisable		Price ($)	Date	Shares (#)		Shares ($) (1)	Number (#)	($) (1)

John J. Zillmer	316,669		683,331	(2)	$7.68	05/27/2015	—		$—	—	$—
	—		495,000	(3)	8.90	01/03/2016	—		—	—	—
	—		425,000	(4)	12.91	12/05/2016	—		—	—	—
	—		—		—	—	34,169	(5)	419,937	—	—
	—		—		—	—	160,000	(3)	1,966,400	—	—
	—		—		—	—	—		—	50,000 (6)	614,500

Donald W. Slager	30,000		—		$21.19	02/26/2008	—		—	—	—
	80,000		—		21.06	12/29/2008	—		—	—	—
	175,000		—		13.31	04/06/2009	—		—	—	—
	75,000		—		10.32	12/11/2012	—		—	—	—
	150,000		—		9.03	05/22/2013	—		—	—	—
	26,600		106,400	(7)	8.74	12/30/2015	—		—	—	—
	—		166,600	(4)	12.91	12/05/2016	—		—	—	—
	—		—		—	—	194,287	(8)	2,387,787	—	—
	—		—		—	—	13,889	(9)	170,696	—	—
	—		—		—	—	36,000	(10)	442,440	—	—
	—		—		—	—	16,000	(7)	196,640	—	—

Peter S. Hathaway	125,000	(11)	—		$21.06	12/29/2008	—		—	—	—
	150,000		—		13.31	04/06/2009	—		—	—	—
	60,000		—		10.32	12/11/2012	—		—	—	—
	100,000		—		9.03	05/22/2013	—		—	—	—
	12,600		50,400	(7)	8.74	12/30/2015	—		—	—	—
	—		83,300	(4)	12.91	12/05/2016	—		—	—	—
	—		—		—	—	145,713	(8)	1,790,813	—	—
	—		—		—	—	48,571	(12)	596,938	—	—
	—		—		—	—	8,334	(9)	102,425	—	—
	—		—		—	—	24,000	(10)	294,960	—	—
	—		—		—	—	7,200	(7)	88,488	—	—

Edward A. Evans	37,500		112,500	(13)	$8.20	09/19/2015	—		—	—	—
	22,200		88,800	(7)	8.74	12/30/2015	—		—	—	—
	—		83,300	(4)	12.91	12/05/2016	—		—	—	—
	—		—		—	—	15,000	(13)	184,350	—	—
	—		—		—	—	13,600	(7)	167,144	—	—

Steven M. Helm	40,000		—		$21.06	12/29/2008	—		—	—	—
	150,000		—		13.31	04/06/2009	—		—	—	—
	—		—		—	—	33,618	(8)	413,165	—	—
	—		—		—	—	4,445	(9)	54,629	—	—
	—		—		—	—	12,000	(10)	147,480	—	—
	—		—		—	—	3,600	(7)	44,244	—	—

(1)	Calculated based upon the closing market price of our common stock on December 29, 2006, which was $12.29 per share.

(2)	Pursuant to his employment agreement, we granted to Mr. Zillmer options to acquire up to 1,000,000 shares of common stock on May 27, 2005. An aggregate of 200,000 options vested on May 27, 2006, and the remainder vest pro rata each month thereafter over a period of four years. Therefore, 16,667 of these options continue to vest each month.

(3)	These awards were granted to Mr. Zillmer on January 3, 2006, and vest as follows:

Award Type	1/3/2007	1/3/2008	1/3/2009	1/3/2010	1/3/2011
Stock Options	99,000	99,000	99,000	99,000	99,000
RSUs	32,000	32,000	32,000	32,000	32,000
(4)	These options were granted to the NEOs on December 5, 2006, and vest as follows:

Name	12/5/2007	12/5/2008	12/5/2009	12/5/2010
John J. Zillmer	106,250	106,250	106,250	106,250
Donald W. Slager	41,650	41,650	41,650	41,650
Peter S. Hathaway	20,825	20,825	20,825	20,825
Edward A. Evans	20,825	20,825	20,825	20,825
(5)	Pursuant to his employment agreement, we granted to Mr. Zillmer 50,000 shares of restricted stock on May 27, 2005. An aggregate of 10,000 shares vested on May 27, 2006, and the remainder vest pro rata each month thereafter over a period of four years. Therefore, 833 shares of restricted stock continue to vest each month.

(6)	Pursuant to his employment agreement, we granted to Mr. Zillmer 50,000 shares of restricted stock on May 27, 2005, which vest based upon the attainment of certain levels of EBITDA over a period of not longer than seven years beginning on January 1, 2006. The first one-third of these shares vested on February 14, 2007 as the result of the achievement of the target EBITDA specified in Mr. Zillmer’s restricted stock agreement.

(7)	These awards were granted on December 30, 2005. The first tranche of these awards vested on December 30, 2006. The remaining awards vest as follows:

Name	Award Type	12/30/07	12/30/08	12/30/09	12/30/10
Donald W. Slager	Stock Options	26,600	26,600	26,600	26,600
Donald W. Slager	RSUs	4,000	4,000	4,000	4,000
Peter S. Hathaway	Stock Options	12,600	12,600	12,600	12,600
Peter S. Hathaway	RSUs	1,800	1,800	1,800	1,800
Edward A. Evans	Stock Options	22,200	22,200	22,200	22,200
Edward A. Evans	RSUs	3,400	3,400	3,400	3,400
Steven M. Helm	RSUs	1,800	1,800	—	—
(8)	These RSUs were granted to the following NEOs on April 27, 2000, and vest as follows:

Name	4/27/2007	4/27/2008	4/27/2009	4/27/2010
Donald W. Slager	48,571	48,571	48,571	48,574
Peter S. Hathaway	36,429	36,429	36,429	36,426
Steven M. Helm	11,206	11,206	11,206	—
(9)	These RSUs were granted on February 5, 2004, and vested on February 5, 2007.

(10)	These RSUs were granted on January 3, 2005. The first tranche of these RSUs vested on January 3, 2006. The remaining RSUs vest as follows:

Name	1/3/2007	1/3/2008	1/3/2009	1/3/2010
Donald W. Slager	9,000	9,000	9,000	9,000
Peter S. Hathaway	6,000	6,000	6,000	6,000
Steven M. Helm	4,000	4,000	4,000	—
(11)	The number shown includes 25,000 options held by the Hathaway Family Limited Partnership (the “Hathaway FLP”). Mr. Hathaway is a General Partner and a Limited Partner of the Hathaway FLP.

(12)	These RSUs were granted on July 26, 2000, and vest as follows:

7/26/2007	7/26/2008	7/26/2009	7/26/2010
12,143	12,143	12,143	12,142
(13)	These awards were granted on September 19, 2005. The first tranche of these awards vested on September 19, 2006, and the remaining awards vest as follows:

Award Type	9/19/2007	9/19/2008	9/19/2009
Stock Options	37,500	37,500	37,500
RSUs	5,000	5,000	5,000

Option Exercises and Vesting of Stock-Based Awards During Fiscal 2006
The following table sets forth certain information regarding exercises of options and vesting of restricted stock and RSUs held by the NEOs during the year ended December 31, 2006.
Option Exercises And Stock Vested – 2006

	Option Awards		Stock Awards
	Number of
	Shares		Number of
	Acquired on	Value Realized on	Shares Acquired	Value Realized on
Name	Exercise (#)	Exercise ($) (1)	on Vesting (#) (2)	Vesting ($) (3)
John J. Zillmer	—	$—	15,831	$187,582
Donald W. Slager	96,533	144,800	75,460	950,426
Peter S. Hathaway (4)	100,667	280,097	64,705	797,462
Edward A. Evans	—	—	8,400	94,486
Steven M. Helm	290,090	913,983	116,849	1,319,426

(1)	Calculated based upon the closing market price of our common stock on the date of exercise less the exercise price for such shares, but excluding any tax obligation incurred in connection with the exercise.

(2)	Represents the vesting of restricted stock and RSUs.

(3)	Calculated by multiplying the number of shares or RSUs vested by the closing market price of our common stock on the vesting date, but excluding any tax obligation incurred in connection with such vesting.

(4)	The amounts shown include 28,691 shares acquired upon exercise of options held by the Hathaway FLP, with a value of $76,669 realized upon such exercises.
Retirement Plans
Under our Supplemental Executive Retirement Plan (“SERP”), which was adopted by the Board effective August 1, 2003, and amended and restated most recently on February 9, 2006, we will pay retirement benefits to certain executives employed by our company. The Board selects executives that participate in the SERP. Qualifications to receive retirement payments under the SERP are outlined in schedules attached to the SERP or in each executive’s employment agreement. Each of our NEO’s respective qualification requirements to earn benefits under the SERP are as follows:

	SERP Qualification Requirements
	Years of		Sum of Age and
Name	Service	Age	Years of Service
Mr. Zillmer	10	N/A	N/A
Mr. Slager	20	55	63
Mr. Hathaway	9	55	63
Mr. Evans	10	N/A	N/A
Mr. Helm (1)	9	55	63

(1)	Mr. Helm retired from our company on August 31, 2006. See Item 11, “Executive Compensation – Potential Payments upon Termination or Change-in-Control – Retirement of Steven M. Helm”.
Subject to certain contingencies, executives who qualify to participate in the SERP will be entitled to maximum retirement payments for each year during the ten years following retirement in an amount equal to 60% of his average base salary during the three consecutive full calendar years of employment immediately preceding the date of retirement. For purposes of the SERP, years of service include all whole years of employment with our company and with any entity acquired by us beginning with the executive’s initial date of employment with our company or the acquired entity. SERP payments will be made in substantially equal bi-weekly installments beginning as of the first payroll date immediately following the six-month anniversary of the date of termination and continuing until the first payroll date immediately following the ten-year anniversary of the date of termination, except that the first payment will include the amount that would have been paid prior to the actual first payment date if payments began on the first payroll date immediately following the date of termination. In the event of the executive’s death prior to payment of all retirement payments, the balance of any payments will be made to the executive’s surviving spouse, if any, or to any other beneficiary named by the executive at the same time as such payments would have been made to the executive.

Peter S. Hathaway, our Chief Financial Officer, participates in a tax-qualified pension plan sponsored by Browning-Ferris Industries, Inc., under which no new benefits have been earned since the plan was frozen in 1999. Under this plan, Mr. Hathaway is fully vested in his benefit, but cannot receive payment until age 55 or later. Mr. Hathaway can take this benefit in a lump sum or an annuity if he terminates his employment with our company after he reaches age 55.
The following table sets forth certain information with respect to each plan that provides for payments to our NEOs at, following, or in connection with retirement from our company.
Pension Benefits — 2006

		Number of	Present Value	Payments
		Years Credited	of Accumulated	During Last
Name	Plan Name	Service (#)	Benefit ($) (1)	Fiscal Year ($)
John J. Zillmer	SERP	1	$385,826	$—
Donald W. Slager	SERP	21	1,961,223	—
Peter A. Hathaway	SERP	15	2,151,439	—
	BFI Pension Plan	15	46,195	—
Edward A. Evans	SERP	1	140,759	—
Steven M. Helm	SERP	10	2,052,389	81,957

(1)	The amounts shown in this column represent the actuarial present value of each executive’s accumulated benefit under the SERP and, in the case of Mr. Hathaway, the BFI Pension Plan. These amounts are as determined pursuant to SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132 (R) (SFAS 158). See Note 8 to the consolidated financial statements included in this Form 10-K for a discussion of the relevant assumptions used in calculating the accumulated benefit obligation pursuant to SFAS 158.
Nonqualified Deferred Compensation
Our company currently maintains two non-qualified deferred compensation plans, which permit eligible employees, including our NEOs, to voluntarily elect to defer up to 100% of base salary, annual incentives, long-term incentives, and RSUs provided that their total deferrals do not reduce their total compensation below the amount necessary to satisfy obligations such as employment taxes and benefit plan payments. Amounts deferred by an executive are credited with earnings or losses based on the rate of return of mutual funds selected by the executive, which the executive may change at any time. Our company does not make contributions to participants’ accounts under any of our deferred compensation plans. Distributions are paid in accordance with the participants’ elections with regard to the timing and form of distributions.
The following table sets forth certain information with respect to deferrals of compensation by our NEOs on a basis that is not tax-qualified.
Nonqualified Deferred Compensation — 2006

	Aggregate	Aggregate
	Earnings in	Balance
	Last Fiscal	at Last Fiscal
Name	Year ($) (1)	Year-End ($)
John J. Zillmer	$—	$—
Donald W. Slager	—	—
Peter S. Hathaway	78,049	753,841
Edward A. Evans	—	—
Steven M. Helm	—	—

(1)	Amounts in this column are not included in the Summary Compensation Table.
Potential Payments upon Termination or Change-in-Control
As noted under Item 11, “Executive Compensation – Narrative to Summary Compensation Table and Plan-Based Awards Table – Employment Agreements”, we have entered into employment agreements with each of our NEOs. These agreements provide for certain payments and other benefits if an NEO’s employment with our company is terminated under circumstances specified in his respective agreement, including a “change in control” of our company (as defined in the agreement). An NEO’s rights upon the termination of his or her employment will depend upon the circumstances of the termination. Central to an understanding of the rights of each NEO under the employment agreements is an understanding of the definitions of “Cause”, “Good Reason”, and “Disability” that are used in those agreements. For purposes of the employment agreements:
•	We have Cause to terminate the NEO if the NEO has engaged in any of a list of specified activities, including the conviction of a felony or any other crime involving our company, the breach of any material term of his employment agreement, the violation of any policies, rules, or regulations of our company, willful or deliberate conduct that exposes our company to potential financial or other injury, fraud, misappropriation of assets, or embezzlement, the failure or refusal to perform his assigned duties, or the breach of any duty of loyalty to our company.

•	The NEO is said to have Good Reason to terminate his employment (and thereby receive the benefits described below) if we assign the NEO duties that are materially inconsistent with his position, materially diminish the NEO’s position, materially breach any of the provisions of the employment agreement, materially reduce the NEO’s compensation or benefits, require that the NEO relocate permanently to any location without his consent, except where the majority of our executive officers are relocated, or fail to comply with, or prevent or impede the NEO from complying with any legal obligation in a manner that would subject the NEO to liability.

•	The NEO’s employment is said to have been terminated on account of Disability if the NEO has an illness or other disability that prevents the executive from discharging his responsibilities under his employment agreement for a period of 180 consecutive calendar days, or an aggregate of 180 calendar days in any calendar year.
The employment agreements require, as a precondition to the receipt of the payments described below other than unpaid base salary, accrued but unpaid vacation or paid leave, and earned but unpaid incentive compensation through the date of termination (the “Unrestricted Payments”), that the NEO sign a release in which he waives all claims that he might have against us and certain associated individuals and entities. The agreements also include provisions that:
•	prohibit the executive from disclosing our company’s confidential information to any person or entity at any time during or after the term of his employment with our company other than as may be necessary to carry out his duties and responsibilities under the agreement or with our company’s prior written consent;

•	require the executive to disclose and assign to our company any information, ideas, concepts, improvements, discoveries, and inventions related to our business, products, or services; and

•	prohibit the executive, during the term of his employment and for a period of up to three years (two years in the case of Mr. Evans) after termination of his employment, from (a) engaging in certain activities that are competitive with our business, (b) soliciting any of our employees to leave his employment with our company, (c) soliciting any customer, potential customer, or acquisition prospect for the purpose of ending or avoiding a business relationship, or (d) using any information regarding actual or potential customers or acquisition targets for any purpose other than to perform his duties under the employment agreement.
Messrs. Zillmer’s and Evans’ employment agreements provide that if the executive fails to comply with his obligations regarding confidentiality, disclosure and assignment of rights, non-competition, or non-solicitation following termination of his employment, then we will have the right to (a) terminate all payments and benefits payable in connection with the termination of employment, other than the Unrestricted Payments, and (b) recover any and all proceeds realized by the executive subsequent to the date of termination upon vesting, exercise, or sale of common stock granted or issued to him under our compensation plans.
The following table sets forth our payment obligations upon termination of the employment agreement with each of the NEOs, other than Mr. Helm. Mr. Helm retired from our company effective August 31, 2006. Our payment obligations to Mr. Helm in connection with his retirement are described under the heading “Retirement of Steven M. Helm” below.

The following table assumes that the termination took place on December 31, 2006, the last day of our most recent fiscal year.

Termination as a Result of
Good
	For Cause or		Reason or
	Without Good	Death or	Without			Change in
	Reason	Disability	Cause	Retirement		Control(1)
Unpaid base salary through date of termination	X	X	X	X		X
Accrued but unpaid vacation or paid leave	X	X	X	X		X
Earned but unpaid annual incentive compensation	X	X	X	X		X
Unpaid deferred compensation	X	X	X	X		X
Reimbursements	X	X	X	X		X
Multiple of (a) base salary in effect at termination plus (b) target annual incentive compensation for year in which termination occurs		X (2)	X (3)			X	(4)
Continued medical, dental, and vision benefits (5)		X	X	X		X
Continued vesting under stock plans (6)		X	X	X
Full and immediate vesting under stock plans						X	(7)
Retirement benefits				X	(8)
Outplacement benefits (9)			X			X

(1)	Messrs. Slager and Hathaway will be entitled to these payments if the executive’s employment agreement is terminated by the executive for “good reason” or by our company “without cause” within one year preceding or 18 months following the date on which a “change in control” (as defined in their respective employment agreements) occurs. Messrs. Zillmer and Evans will be entitled to these payments if the executive’s employment agreement is terminated by the executive for “good reason” or by our company “without cause” within six months preceding or 12 months following the date on which a “change in control” occurs.

(2)	The multiple is 2x in the case of death or disability and the payments are to be made in substantially equal bi-weekly installments beginning as of the first payroll date immediately following the six-month anniversary of the date of termination and continuing until the first payroll date immediately following the two-year anniversary of the date of termination, except that the first payment will include the amount that would have been paid prior to the actual first payment date if payments began on the first payroll date immediately following the date of termination. The following table sets forth the incremental payment obligations of our company for each of the officers named in the table based on salaries and annual incentive compensation targets for fiscal 2006, assuming the termination occurred on December 31, 2006.

Mr. Zillmer	Mr. Slager	Mr. Hathaway	Mr. Evans
$3,764,650	$3,090,000	$2,389,600	$1,730,400

(3)	The multiple is 2x for Messrs. Zillmer and Evans and the multiple is 3x for Messrs. Slager and Hathaway. The payments are to be made in substantially equal bi-weekly installments beginning as of the first payroll date immediately following the six-month anniversary of the date of termination and continuing until the first payroll date immediately following the two-year anniversary (for Messrs. Zillmer and Evans) or the three-year anniversary (for Messrs. Slager and Hathaway) of the executive’s date of termination; provided, however, that the first payment will include the amount that would have been paid prior to the actual first payment date if payments began on the first payroll date immediately following the date of termination. The following table sets forth the incremental payment obligations of our company for each of the officers named in the table based on salaries and annual incentive compensation targets for fiscal 2006, assuming the termination occurred on December 31, 2006.

Mr. Zillmer	Mr. Slager	Mr. Hathaway	Mr. Evans
$3,764,650	$4,635,000	$3,584,400	$1,730,400

(4)	The multiple is 3x for Messrs. Zillmer, Slager, Hathaway, and Evans. Such payments in connection with a change in control are to be paid in a lump sum within 30 days after the later of (a) the date of the change in control or (b) the six-month anniversary of the date of termination. The following table sets forth the incremental payment obligations of our company for each of the officers named in the table based on salaries and annual incentive compensation paid for fiscal 2006, assuming a change in control and termination of employment occurred on December 31, 2006.

Mr. Zillmer	Mr. Slager	Mr. Hathaway	Mr. Evans
$5,646,975	$4,635,000	$3,584,400	$2,595,600
In connection with the cash payments made in the event of a termination of an employment agreement by the executive for “good reason” or by our company “without cause” in connection with a change in control, each of the employment agreements also provides for a gross-up payment such that the net amount retained by the executive, after deduction of (a) any excise tax on the executive’s “excess parachute payments” as determined for purposes of Code Section 280G, and (b) any federal, state, and local income and employment taxes and excise tax upon the gross-up payment will be equal to the amounts to which the executive would have been entitled under his employment agreement but for such excise and other taxes. Our company will be obligated to make these gross-up payments, however, only if the closing price of our company’s common stock on the date of the change in control exceeds a “threshold amount” as set forth in each of the employment agreements. Because the closing price of our common stock did not exceed the threshold amount under any of the employment agreements as of December 31, 2006, our company would not have incurred any incremental costs related to gross-up payments if the NEOs had been terminated in connection with a change-in-control on that date. For purposes of illustrating the potential tax gross-up payments, the following table sets forth the incremental tax gross-up payment obligations of our company for each of the officers named in the table based on salaries and annual incentive compensation paid for fiscal 2006, assuming a change in control and termination of employment occurred on December 31, 2006 and also assuming that the threshold amount for our company’s common stock on December 31, 2006 had been attained.

Mr. Zillmer	Mr. Slager	Mr. Hathaway	Mr. Evans
$2,622,384	$1,911,228	$1,439,303	$1,097,790

(5)	The executive employment agreements generally provide that our company will continue providing medical, dental, and/or vision coverage to the executive and/or the executive’s spouse and dependents at least equal to that which would have been provided if the executive’s employment had not terminated, if such coverage continues to be available to our company, until the earlier of (a) the date the executive becomes eligible for any comparable medical, dental, or vision coverage provided by any other employer, (b) the date the executive becomes eligible for Medicare or any similar government-sponsored or provided health care program, or (c) in the case of termination as a result of death, disability, for good reason or without cause, the fifth anniversary of the executive’s date of termination. The following table sets forth the estimated incremental lump sum present value of the payment obligations of our company with respect to continued medical, dental, and/or vision coverage for each of the officers named in the table, calculated in accordance with generally accepted accounting principles for financial reporting purposes assuming (a) termination occurred on December 31, 2006, (b) termination was as a result of death, disability, for good reason or without cause (i.e., a maximum payment obligation of five years), (c) a 6% discount rate, and (d) increases in the cost of coverage trending from 11% to 5% over the five-year coverage term.

Mr. Zillmer	Mr. Slager	Mr. Hathaway	Mr. Evans
$104,832	$88,956	$104,832	$116,954

(6)	For Messrs. Slager and Hathaway, the continued vesting period is three years after the date of termination. For Messrs. Zillmer and Evans, the continued vesting period is two years after the date of termination. In all cases, if the remaining term of the rights or interests is shorter than the continued vesting period, the continued vesting is limited by the remaining term. The following table sets forth the incremental value of such continued vesting with respect to each of the officers named in the table assuming termination occurred on December 31, 2006.

Mr. Zillmer	Mr. Slager	Mr. Hathaway	Mr. Evans
$3,752,356	$2,724,109	$2,315,050	$670,842

(7)	The following table sets forth the incremental value of accelerated vesting of stock options (calculated based on the excess of the closing market price of our common stock on December 29, 2006, over the exercise prices of such options) and the accelerated vesting of restricted stock and RSUs (calculated based on the closing market price of our common stock on December 29, 2006) for each of the officers named in the table, assuming termination occurred on December 31, 2006. These incremental amounts are in addition to the value of vested options as reflected in the “Outstanding Equity Awards at Fiscal Year-End” table.

Mr. Zillmer	Mr. Slager	Mr. Hathaway	Mr. Evans
$7,829,043	$3,575,283	$3,052,544	$1,126,859

(8)	If the employment agreement is terminated upon the executive’s retirement, he may be eligible to participate in the SERP. See Item 11, “Executive Compensation – Retirement Plans”.

(9)	The employment agreements require our company to provide outplacement services through an agency of our choosing for one year after the date of termination, provided that the cost of such services cannot exceed $50,000 for each executive unless the Board or a Board committee approves a higher amount.
Mr. Zillmer’s employment agreement also provides that if his employment agreement is terminated by our company as a result of “non-renewal” (as that term is defined in his agreement), Mr. Zillmer will be entitled to receive (a) his earned but unpaid base salary and annual incentive compensation as of the date of termination; (b) his accrued but unused paid leave as of the date of termination; (c) reimbursement of business expenses incurred prior to the date of termination; and (d) an amount equal to one times the sum of the annual base salary and annual incentive compensation earned in the last year of his employment term. The amount specified in the preceding clause (d) would have been $2,526,000 if Mr. Zillmer’s employment had terminated for non-renewal at December 31, 2006. This amount is to be paid in substantially equal bi-weekly installments beginning on the first payroll date following the six-month anniversary of the date of termination and continuing until the first payroll date immediately following the first anniversary of the date of termination, except that the first payment will include the amount that would have been paid if payments began on the first payroll date immediately following the date of termination. In addition, awards granted to Mr. Zillmer under our equity compensation plans will continue to vest and remain exercisable until the earlier of (i) one year after the date of termination, or (ii) the remaining terms of such awards. The incremental expense in 2006 of such continued vesting, calculated pursuant to SFAS 123(R), would have been $1,554,331 if Mr. Zillmer’s employment had been terminated for non-renewal on December 31, 2006. If Mr. Zillmer terminates his agreement for “non-renewal”, our payment obligations will be the same as described under the heading “For Cause or Without Good Reason”, above.
Retirement of Steven M. Helm. Mr. Helm retired from his position with our company effective August 31, 2006. Under the terms of his employment agreement, our company will pay retirement benefits to Mr. Helm of $252,008 per year for 10 years following his retirement. These payments equal 60% of Mr. Helm’s average base salary for the three consecutive full calendar years prior to his retirement. In addition, our company continues to provide Mr. Helm and his spouse with medical, dental, and vision coverage until he is eligible for such benefits with another employer or under Medicare. The incremental costs of these benefits to our company were approximately $591 per month at August 31, 2006 and December 31, 2006. All nonqualified stock options held by Mr. Helm vested immediately upon retirement. Some of these options have exercise restrictions under Code Section 409A and remain exercisable until December 31, 2007. All other options held by Mr. Helm will remain exercisable for three years following his retirement. The incremental value of the options with accelerated vesting at August 31, 2006, calculated by subtracting the exercise price of such options from the closing market price of our common stock on August 31, 2006, was $100,800. In addition, Mr. Helm’s restricted stock units will continue to vest for three years following his retirement. The incremental expense in 2006 of continued vesting of these RSUs at August 31, 2006, as valued in accordance with FAS 123(R), was $966,696. Between August 31, 2006, and December 31, 2006, Mr. Helm exercised options to acquire an aggregate of 290,090 shares of our company’s common stock. As disclosed under Item 11, “Executive Compensation – Option Exercises and Vesting of Stock-Based Awards During Fiscal 2006”, Mr. Helm realized $913,983 in connection with such exercises, calculated based upon the closing market price of our common stock on the date of exercise less the exercise price of such options, but excluding any tax obligation incurred in connection with such exercises. Item 11. “Executive Compensation – Fiscal Year – End Holdings of Equity-Based Awards” sets forth certain information regarding Mr. Helm’s holdings of stock options and RSUs as of December 31, 2006.
Compensation of Directors
Cash Compensation. We currently pay each non-employee director a cash fee of $40,000 annually. In 2006, we also paid each non-employee director $2,000 for each regular and special meeting of the Board attended in person, $2,000 for each committee meeting attended in person, and $1,000 for each meeting (Board or committee, regular or special) attended by telephone. In 2006, the Chairs of the Compensation Committee, Audit Committee, and Governance Committee each received annual cash retainers in the amount of $7,500. We also paid directly or reimbursed our directors for their travel, lodging, meals, and related expenses incurred in attending Board meetings, as appropriate. In December 2006, the Board increased the annual cash retainers for the chairs of the Audit Committee and the Compensation Committee to $15,000 each, effective January 1, 2007, based on an independent compensation analysis and study of peer company practices prepared by Cook.
Equity-Based Compensation. Under the 2005 Non-Employee Director Equity Compensation Plan (the “2005 Directors’ Plan”), each non-employee director may elect to have all or any portion of his or her cash fees converted into shares of common stock at the market price of the stock on the last day of the quarter for which the fees are paid. The 2005 Directors’ Plan also provides for equity grants to non-employee directors as follows: (1) a one-time award of restricted stock or RSUs having a fair market value of $150,000 (or the equivalent value in the form of stock options) upon the initial election of a non-employee director to the Board, subject to vesting at a rate of one-third per year over three years following the date of grant, and (2) annual grants of restricted stock or RSUs having a fair market value of up to $55,000 (or the equivalent value in the form of stock options) upon a non-employee director’s re-election to the Board, subject to vesting in full after one year. Under the 2005 Directors’ Plan, the Board has the discretion to adjust, upward or downward, the dollar value of the initial grants, up to a maximum of $200,000, and the dollar value of annual grants, up to a maximum of $80,000. In December 2006, the Board increased the value of annual grants under the 2005 Directors’ Plan to $70,000, effective January 1, 2007, based on an independent compensation analysis and study of peer company practices prepared by Cook.

Awards granted pursuant to the 2005 Directors’ Plan that are attributable to the directors designated to the Board by Blackstone pursuant to the Amended Shareholders’ Agreement (“the Blackstone Shareholder Designees”) are granted to Blackstone instead of the individual Blackstone Shareholder Designee. Under policies adopted by the Apollo/Blackstone Investors, no initial grant will be made if the Apollo/Blackstone Investors select a new Shareholder Designee to succeed a current Shareholder Designee. Also, no outstanding grants will be forfeited in the case of a Blackstone Shareholder Designee who is replaced.
In 2006, we made annual grants of restricted stock having a fair market value of $55,000 to each non-employee director who was re-elected to the Board. There were no new non-employee directors elected to the Board in 2006 other than Shareholder Designees of the Apollo/Blackstone Investors. Those directors were not entitled to receive initial grants under the policies described above.
Employee directors do not receive additional compensation for service on the Board or its committees. Employee directors also are not eligible to participate in the 2005 Directors’ Plan, but are eligible to participate in our other incentive stock plans.
The following table sets forth the compensation paid to our non-employee directors for their service in 2006 (amounts in dollars):
Director Compensation — 2006

	Fees Earned or	Stock Awards
Name	Paid in Cash(1)	(2) (3)	Total
Robert M. Agate	$81,875	$55,000	$136,875
Leon D. Black (4)	10,000	—	10,000
Charles H. Cotros	61,000	55,000	116,000
James W. Crownover	75,500	55,000	130,500
Stephanie Drescher (5)	22,333	—	22,333
David I. Foley (6)	48,000	55,000	103,000
Joshua J. Harris (7)	49,000	55,000	104,000
Dennis R. Hendrix	67,000	55,000	122,000
J. Tomilson Hill (6)	11,000	—	11,000
Nolan Lehmann	81,875	55,000	136,875
Steven Martinez (4)	46,000	55,000	101,000
James A. Quella	60,000	55,000	115,000
Antony P. Ressler (5)	31,666	55,000	86,666

Total	$645,249	$550,000	$1,195,249

(1)	Consists of the cash fees paid to each director, as described under “Cash Compensation”, above. The annual retainer is pro rated for directors who served during a portion of 2006. Cash fees and stock awards paid or payable to Messrs. Foley, Hill, and Quella were paid directly to Blackstone Management Partners III, L.L.C. Messrs. Agate, Black, and Ressler elected to convert all of their cash fees into 6,952, 816 and 2,702 shares of our common stock, respectively.

(2)	For each director other than Messrs. Black and Hill and Ms. Drescher, the amounts shown represent the grant date fair value computed in accordance with SFAS 123(R), of 4,568 shares of restricted stock granted on May 25, 2006, pursuant to the 2005 Directors’ Plan. See “Equity-Based Compensation”, above. These shares of restricted stock vest on May 17, 2007. As described under “Equity-Based Compensation”, awards granted under the 2005 Directors’ Plan that are attributable to Messrs. Foley and Quella, as the Blackstone Shareholder Designees, were instead granted to Blackstone. The following table sets forth (a) the grant date fair value of RSUs granted to each director in 2006, as computed in accordance with SFAS 123(R), and (b) the aggregate number of unvested shares of restricted stock held by each of our non-employee directors at December 31, 2006:

			Market Value of
	Grant Date	Number of Shares of	Shares of Stock
	Fair Value of	Stock That Have Not	That Have Not
Name	Restricted Stock	Vested (#)	Vested ($) (a)
Robert M. Agate	$55,000	4,568	$56,141
Leon D. Black	—	—	—
Charles H. Cotros	55,000	4,568	56,141
James W. Crownover	55,000	4,568	56,141
Stephanie Drescher	—	—	—
David I. Foley	55,000	4,568	56,141
Joshua J. Harris (b)	55,000	—	—
Dennis R. Hendrix	55,000	4,568	56,141
J. Tomilson Hill	—	—	—
Nolan Lehmann	55,000	4,568	56,141
Steven Martinez	55,000	4,568	56,141
James A. Quella	55,000	4,568	56,141
Antony P. Ressler (b)	55,000	—	—

(a)	Calculated based upon the closing market price of our common stock on December 29, 2006, which was $12.29 per share.

(b)	Messrs. Harris and Ressler resigned as directors during 2006 and forfeited their 2006 unvested restricted stock grant under the 2005 Director’s Plan upon resignation.

(3)	See Note 11 to our Consolidated Financial Statements included in this Form 10-K for a discussion of the relevant assumptions used in calculating grant date fair value pursuant to SFAS 123(R). The following table sets forth the aggregate number of vested stock options held by each of our non-employee directors as of December 31, 2006. There were no unvested stock options held by our non-employee directors as of December 31, 2006.

	Number of
	Securities
	Underlying
	Unexercised
	Options (#)	Option Exercise	Option Expiration
Name	Exercisable	Price ($)	Date
Robert M. Agate	25,000	$8.00	05/18/2010
	10,000	17.01	05/23/2011
	10,000	11.08	05/29/2012
	10,000	8.83	05/21/2013
	10,000	12.60	05/21/2014
Leon D. Black	—	—	—
Charles H. Cotros	25,000	12.34	07/22/2014
	240,000	9.06	10/04/2010
James W. Crownover	25,000	10.19	12/12/2012
	10,000	8.83	05/21/2013
	10,000	12.60	05/21/2014
Stephanie Drescher	—	—	—
David I. Foley	—	—	—
Joshua J. Harris	—	—	—
Dennis R. Hendrix	25,000	16.88	07/02/2007
	10,000	26.38	05/28/2008
	10,000	19.81	06/29/2009
	10,000	6.00	05/03/2010
	10,000	17.01	05/23/2011
	10,000	11.08	05/29/2012
	10,000	8.83	05/21/2013
	10,000	12.60	05/21/2014
J. Tomilson Hill	—	—	—
Nolan Lehmann	10,000	16.88	07/02/2007
	10,000	26.38	05/28/2008
	10,000	19.81	06/29/2009
	10,000	6.00	05/03/2010
	10,000	17.01	05/23/2011
	10,000	11.08	05/29/2012
	10,000	8.83	05/21/2013
	10,000	12.60	05/21/2014
Steven Martinez	—	—	—
James A. Quella	—	—	—
Antony P. Ressler	—	—	—

(4)	Mr. Black resigned as a director on March 16, 2006. Mr. Black’s annual cash retainer for 2006 was pro-rated through his date of resignation. On March 16, 2006, the Board elected Mr. Martinez to fill the vacancy created by Mr. Black’s resignation. Mr. Martinez’s annual cash retainer for 2006 was pro rated to correspond to the date of his election to the Board. Mr. Black was and Mr. Martinez is a Shareholder Designee appointed by Apollo. See Item 10, “Directors and Executive Officers of the Registrant – Voting Agreements Regarding the Election of Directors”.

(5)	Mr. Ressler resigned as a director on July 28, 2006. Mr. Ressler’s annual cash retainer for 2006 was pro rated through his date of resignation and he forfeited his 2006 unvested restricted stock grant under the 2005 Directors’ Plan upon resignation. On August 26, 2006, the Board elected Ms. Drescher to fill the vacancy created by Mr. Ressler’s resignation. Ms. Drescher’s annual cash retainer for 2006 was pro rated to correspond to the date of her election to the Board. Mr. Ressler was and Ms. Drescher is a Shareholder Designee appointed by Apollo. See Item 10, “Directors and Executive Officers of the Registrant – Voting Agreements Regarding the Election of Directors”.

(6)	Mr. Hill resigned as a director on March 16, 2006. Mr. Hill’s annual cash retainer for 2006 was pro rated through his date of resignation. On March 16, 2006, the Board elected Mr. Foley to fill the vacancy created by Mr. Hill’s resignation. Mr. Foley’s annual cash retainer for 2006 was pro rated to correspond to the date of his election to the Board. Mr. Hill was and Mr. Foley is a Blackstone Shareholder Designee. See Item 10, “Directors and Executive Officers of the Registrant – Voting Agreements Regarding the Election of Directors”.

(7)	Mr. Harris resigned as a director effective November 21, 2006. Mr. Harris’ annual cash retainer for 2006 was pro rated through his date of resignation and he forfeited his 2006 unvested restricted stock grant under the 2005 Directors’ Plan upon resignation. See Item 10, “Directors and Executive Officers of the Registrant – Voting Agreements Regarding the Election of Directors”.
Stock Ownership and Retention Guidelines for Directors. In February 2006, the Board, acting through a special subcommittee, approved stock ownership and retention guidelines in order to encourage our directors to acquire and retain ownership of a significant number of shares of our common stock while they serve as our directors. Under the guidelines, each non-employee director is expected to hold shares of our common stock having a value equal to five times his or her annual cash retainer. The expected number of shares to be held was initially calculated as five times the annual cash retainer divided by a fixed stock price of $8.00 per share. The fixed stock price was reviewed by the Compensation Committee in December 2006 and was adjusted to $11.50. All non-employee directors will be expected to retain 50% of all shares (after deducting shares to satisfy applicable tax obligations incurred as the result of any exercise or vesting event) received from our company in any manner until their ownership threshold is met. In some instances, a Shareholder Designee director may instruct that any awards issuable to such Shareholder Designee director instead be issued to his or her designating person or affiliate. In these instances, the ownership test will be applied to the designating person or affiliate.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership Of Certain Beneficial Owners And Management
The following table sets forth certain information, derived from filings with the Securities and Exchange Commission and other public information, regarding the beneficial ownership of our common stock on February 19, 2007, by: (i) each person who is known by us to beneficially own more than 5% of the outstanding shares of common stock, (ii) each of our current directors and each of the NEOs, and (iii) all current directors and executive officers as a group. Except as otherwise indicated below and subject to applicable community property laws, each owner has sole voting and sole investment powers with respect to the stock listed.

	Common Stock and Common
Name of Person or Identity of Group (1)	Stock Equivalents (2)		Percentage
Apollo Investment Fund III, L.P.
Apollo Overseas Partners III, L.P.
Apollo (U.K.) Partners III, L.P.
Apollo Investment Fund IV, L.P.
Apollo Overseas Partners IV, L.P.
Apollo/AW LLC c/o Apollo Advisors, II, L.P. 10250 Constellation Blvd, Suite 2900 Los Angeles, CA 90067	32,764,897	(3)	8.9%
Blackstone Capital Partners II and III Merchant Banking Fund L.P.
Blackstone Offshore Capital Partners II and III L.P.
Blackstone Family Investment Partnership II and III L.P. c/o Blackstone Management Associates II L.L.C. 345 Park Avenue, 31st Floor New York, NY 10154	47,920,880	(4)	13.0%
Capital Research and Management Company 333 South Hope Street Los Angeles, CA 90071	29,212,760		7.9%
FMR Corporation 82 Devonshire St. Boston, MA 02109	23,335,192		6.3%
Goldman Sachs Asset Mgmt., L.P. 32 Old Slip New York, NY 10005	20,095,782		5.5%
EARNEST Partners, LLC. 1180 Peachtree Street NE, Suite 2300 Atlanta, GA 30309	22,616,340		6.1%
John J. Zillmer	681,598	(5)	*
Robert M. Agate	121,605	(6)	*
Charles H. Cotros	279,568	(7)	*
James W. Crownover	68,574	(8)	*
Stephanie Drescher	32,764,897	(9)	8.9%
Edward A. Evans	79,102	(10)	*
William J. Flynn	11,511	(11)
David I. Foley	47,925,448	(12)	13.0%
Peter S. Hathaway	556,613	(13)	*
Dennis R. Hendrix	153,113	(14)	*
Nolan Lehmann	190,130	(15)	*
Steven Martinez	32,769,465	(9)	8.9%
James A. Quella	47,925,448	(12)	13.0%
Donald W. Slager	654,602	(16)	*
John M. Trani	11,511	(17)
All directors and executive officers as a group (15 persons)	83,507,408		22.5%

*	Does not exceed one percent.

(1)	Unless otherwise indicated, the address of each person or group listed above is 18500 North Allied Way, Phoenix, AZ 85054.

(2)	Includes shares of common stock that may be acquired upon the exercise of options within 60 days of February 19, 2007, restricted stock units that will vest within 60 days of February 19, 2007, and shares of restricted stock outstanding as of February 19, 2007 as to which the holder has the right to vote.

(3)	This total represents shares held by Apollo Investment Fund III, L.P. (12,685,315 shares, representing 39%), Apollo Overseas Partners III, L.P. (833,180 shares, representing 3%), Apollo (UK) Partners III, L.P. (515,943 shares, representing 2%), Apollo Investment Fund IV, L.P. (15,644,540 shares, representing 48%), Apollo Overseas

Partners IV, L.P. (871,206 shares, representing 3%), and Apollo/AW LLC (2,202,099 shares, representing 7%), (collectively, the “Apollo Investors”). Apollo Advisors II, L.P., Apollo Advisors IV, L.P. and/or Apollo Management, L.P. (and together with affiliated investment managers, “Apollo Advisors”) which serve as general partner and/or manager for each of the Apollo Investors, each of which is affiliated with one another. Ms. Drescher and Mr. Martinez are principals of Apollo Advisors and each disclaims beneficial ownership of the indicated shares.

(4)	This total represents shares held by Blackstone Management Associates II L.L.C. (“Blackstone Associates”) which serves as general partner for each of Blackstone Capital Partners II Merchant Banking Fund L.P. (6,611,545 shares, representing 14%), Blackstone Offshore Capital Partners II L.P. (1,962,386 shares, representing 4%), Blackstone Family Investment Partnership II L.P. (657,937 shares, representing 1%), Blackstone Capital Partners III Merchant Banking Fund L.P. (30,668,235 shares, representing 64%), Blackstone Family Investment Partnership III L.P. (2,320,500 shares, representing 5%), and Blackstone Offshore Capital Partners III L.P. (5,686,265 shares, representing 12%) (collectively, the “Blackstone Investors”). The total also includes 14,012 shares of restricted stock issued to Blackstone Management Partners III L.L.C. (“Blackstone Advisor”), the investment advisor to certain of the Blackstone Investors, and 125,000 shares that may be acquired on the exercise of options by Blackstone Advisor.

(5)	Includes (a) 467,336 shares of common stock that may be acquired on the exercise of options; and (b) 66,670 shares of restricted stock that are not yet vested but that Mr. Zillmer has the right to vote.

(6)	Includes (a) 65,000 shares of common stock that may be acquired on the exercise of options; and (b) 4,568 shares of restricted stock that are not yet vested but that Mr. Agate has the right to vote.

(7)	Includes (a) 265,000 shares of common stock that may be acquired on the exercise of options; and (b) 4,568 shares of restricted stock that are not yet vested but that Mr. Cotros has the right to vote.

(8)	Includes (a) 45,000 shares of common stock that may be acquired on the exercise of options; and (b) 4,568 shares of restricted stock that are not yet vested but that Mr. Crownover has the right to vote.

(9)	Includes (i) 32,764,897 shares beneficially owned by the Apollo Investors; and (ii) 4,568 shares of restricted stock that are not yet vested but that Mr. Martinez has the right to vote. Each of Ms. Drescher and Mr. Martinez disclaim beneficial ownership of shares owned by the Apollo Investors.

(10)	Includes 59,700 shares of common stock that may be acquired on the exercise of options held by Mr. Evans.

(11)	Represents 11,511 shares of restricted stock that are not yet vested but that Mr. Flynn has the right to vote.

(12)	Includes (i) 47,906,868 shares beneficially owned by the Blackstone Investors, (ii) 14,012 shares of restricted stock issued to Blackstone Management Partners III, LLC, and (iii) 4,568 shares of restricted stock issued to Blackstone Advisors. Messrs. Foley and Quella are principals of Blackstone Associates and each disclaims beneficial ownership of the shares owned by the Blackstone Investors and Blackstone Advisors.

(13)	Includes (a) 422,600 shares of common stock that may be acquired on the exercise of options held by Mr. Hathaway, and (b) 25,000 shares of common stock that may be acquired on the exercise of options held by the Hathaway FLP. Mr. Hathaway disclaims beneficial ownership of shares underlying the options held by the Hathaway FLP except to the extent of his pecuniary interest therein.

(14)	Includes (a) 95,000 shares of common stock that may be acquired on the exercise of options; and (b) 4,568 shares of restricted stock that are not yet vested but that Mr. Hendrix has the right to vote.

(15)	Includes (a) 80,000 shares of common stock that may be acquired on the exercise of options; and (b) 4,568 shares of restricted stock that are not yet vested but that Mr. Lehmann has the right to vote.

(16)	Includes 536,600 shares of common stock that may be acquired on the exercise of options held by Mr. Slager.

(17)	Represents 11,511 shares of restricted stock that are not yet vested but that Mr. Trani has the right to vote.
Equity Compensation Plan Information as of Fiscal Year-End
We currently maintain (a) the 2006 Stock Plan; (b) the 1993 Incentive Stock Plan, as amended (the “1993 Plan”); and (c) the Amended and Restated 1994 Incentive Stock Plan, as amended (the “1994 Plan”). The 2006 Stock Plan, 1993 Plan, and 1994 Plan provide for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock, stock bonuses, and certain cash bonuses. The 2006 Stock Plan also provides for the grant of RSUs and other equity-based awards. We also maintain the 2005 Directors’ Plan, as described under Item 11, “Executive Compensation – Compensation of Directors”.
In May 2006, our stockholders approved the 2006 Stock Plan, which amended and restated our Amended and Restated 1991 Incentive Stock Plan (the “1991 Plan”) in its entirety. A maximum of 34,886,905 shares of common stock may be issued pursuant to awards, including incentive stock options, granted under the 2006 Stock Plan (the “Share Limit”). Subject to certain exclusions, (a) any shares of common stock that are subject to awards of options or stock appreciation rights (“SARs”) will be counted against the Share Limit as one share for every one share granted, and (b) any shares of common stock that are subject to awards other than options or SARs will be counted against the Share Limit as one and one-half shares for every one share granted. Any shares subject to an award granted under the 2006 Stock Plan (including shares subject to prior awards made under the 1991 Plan) that are not delivered because the award expires unexercised or is forfeited, terminated, canceled, or exchanged for awards that do not involve common stock, or any shares of common stock that are not delivered because the award is settled in cash will immediately be added back to the Share Limit and will be available for future awards. The number of shares that are added back to the Share Limit will be calculated in the same manner as when shares were deducted from the Share Limit for the award.
Subject to certain exclusions, the aggregate number of shares of common stock that may be covered by awards granted to any one individual in any year under the 2006 Stock Plan may not exceed (a) 1,500,000 shares in the case of options and SARs; and (b) 750,000 shares in the case of restricted stock, RSUs, performance awards denominated in shares of stock, and stock bonuses. Also subject to certain exclusions, the aggregate dollar value of awards that may be granted to any one individual in any year may not exceed (i) $5,000,000 in the case of cash awards; and (ii) $10,000,000 in the case of performance awards denominated in dollars.
No further awards may be granted under the 1993 Plan or the 1994 Plan. Outstanding awards under the 1993 Plan and the 1994 Plan, however, will remain in effect until exercise or expiration, pursuant to their respective terms.
The following table provides information as of December 31, 2006, with respect to compensation plans under which our equity securities are authorized for issuance, which includes the 2006 Stock Plan, the 1993 Plan, the 1994 Plan, and the 2005 Directors’ Plan.
Equity Compensation Plan Information

(c)
Number of Securities
	(a)	(b)	Remaining Available
	Number of Securities to	Weighted-Average	For Future Issuance
	Be Issued upon Exercise	Exercise Price of	Under Equity
	Of Outstanding Options,	Outstanding	Compensation Plans
	RSUs, Warrants and	Options, Warrants	(excluding securities
Plan Category	Rights (1)	and Rights (1)	reflected in column (a))
Equity compensation plans approved by security holders (1)	22,757,622	$11.77	34,274,673
Equity compensation plans not approved by security holders	—		—

Total	22,757,622		34,274,673

(1)	There are 74,930 stock options outstanding under the American Disposal Services, Inc. 1996 Stock Option Plan (the “American Disposal Plan”), which were assumed as part of the merger of American Disposal and our company in October 1998. These stock options are held by 8 former employees and consultants of American Disposal and are exercisable for 123,635 shares of our common stock (after giving effect to the exchange ratio provided in the merger). These 123,635 shares are included in column (a), and are reflected in the weighted average exercise price in column (b). These options have a weighted average exercise price of $19.86 per share. No further awards will be made under the American Disposal Plan.
As of December 31, 2006, (a) there were a total of 19,921,641 stock options outstanding under our equity compensation plans with a weighted-average exercise price of $11.77 and a weighted-average term of approximately six years; (b) there were a total 2,835,981 RSUs outstanding under our equity compensation plans; (c) there were a total of 846,425 unvested shares of restricted stock outstanding under our equity compensation plans; and (d) there were 34,274,673 shares available for future issuance under our equity compensation plans. This figure represents 32,931,853 shares available under the 2006 Stock Plan and 1,342,820 shares available under the 2005 Directors’ Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
Our company has written policies and other procedures established by our company regarding approval of transactions between our company and any employee, officer, director, and certain of their family members and other related persons including those required to be reported under Item 404 of Regulation S-K. Under these policies, a majority of the disinterested members of the Audit Committee must approve any transaction between our company and any related party that involve more than $60,000. If a majority of the members of the Audit Committee are interested in the proposed transaction, then the transaction must be approved by a majority of the disinterested members of the Board (excluding directors who are employees of our company). We enter into such transactions only on terms that we believe are at least as favorable to our company as those that we could obtain from an unrelated third party.
Our Amended Shareholders’ Agreement with the Apollo/Blackstone Investors includes various agreements with the Apollo/Blackstone Investors relating to their original investment in our company in 1997 and their investment in connection with our acquisition of BFI in 1999. These agreements, among other things, grant the Apollo/Blackstone Investors rights to representation on the Board and to register under the Securities Act of 1933 the offer and sale of the securities of our company that they hold, and also govern the voting of these company securities. The Amended Shareholders’ Agreement is described in more detail under Item 10, “Directors and Officers of the Registrant – Voting Agreements Regarding the Election of Directors”.
On June 20, 2006, we entered into a five-year participation agreement (“Participation Agreement”) with CoreTrust Purchasing Group LLC (“CPG”) designating CPG as exclusive agent for the purchase by our company of certain goods and services. CPG is a “group purchasing organization” which, on behalf of its various participants in its group purchasing program, secures from vendors pricing terms for goods and services on a more favorable basis than participants could obtain for themselves on an individual basis. Goods and services included under this Participation Agreement include equipment, products, supplies and services available pursuant to vendor contracts between vendors and CPG. In connection with purchases by its participants (including us), CPG receives a commission from each vendor based on the amount of products and services purchased. Under the Participation Agreement we must purchase 80% of specified goods and services for certain of our office locations through CPG. In 2006, we purchased $1.0 million worth of goods and services through CPG.
CPG will remit at least half of the commissions received from vendors in respect of purchases by us under the agreement to Blackstone GPO L.L.C. or one of its affiliates (“Blackstone GPO”) in consideration for Blackstone’s facilitating our participation in CPG and monitoring the services CPG provides to us. Blackstone GPO is an affiliate of Blackstone Management Associates II, L.L.C., which is a more than 5% beneficial owner of our stock and which has two designees on our Board.

Director Independence
Our common stock is listed on the NYSE, which requires that a majority of our Board must be “independent directors” according to independence standards established by the NYSE. Following is a list of our independent directors as of the date of this Form 10-K:

Robert M. Agate	Dennis R. Hendrix
Charles H. Cotros	Nolan Lehmann
James W. Crownover	Steven Martinez
Stephanie Drescher	James A. Quella
William J. Flynn	John M. Trani
David I. Foley
Following is a list of persons who served as independent directors of our company during 2006 but who were no longer serving as directors as of December 31, 2006:

Leon D. Black	J. Tomilson Hill
Joshua J. Harris	Antony P. Ressler
When assessing the independence of a current director or nominee for director, the Governance Committee considers the five “per se” disqualifications from director independence in accordance with NYSE rules. In addition, based upon the recommendation of the Governance Committee, the Board has adopted categorical standards, which provide that the following are not material relationships that would bar a director’s independence:
•	If any of our directors is an executive officer of another company that is indebted to us, or to which we are indebted, and the total amount of either company’s indebtedness to the other is less than 1% of the consolidated assets of our company and of the company for which the director serves as an executive officer.

•	If any of our directors or a member of a director’s immediate family serves as an officer, director or trustee of a charitable organization, and our company’s discretionary charitable contributions to the organization are less than 2% of that organization’s total annual charitable receipts.

•	A passive investment by any of our directors, or member of a director’s immediate family, in a stockholder that owns less than 45% of our outstanding common stock, as long as that passive investment does not exceed 5% of the director’s net worth.

•	Affiliation or employment by any of our directors, or member of a director’s immediate family, with an entity that beneficially owns up to 45% of our outstanding common stock.
The Board undertook a review of director independence and considered relationships between each of the directors and their immediate family members and our company and its subsidiaries, both in the aggregate and individually. The Board determined that the nine non-management individuals currently serving as members of our Board, as well as the four non-management individuals who served as directors during 2006 but were no longer serving at December 31, 2006, meet (or, at the time, met) the standards for independence set by the NYSE and the categorical standards adopted by the Board and have (or, at the time, had) no material relationships with our company that impaired their independence from our company. These directors therefore are (or, at the time, were) “independent directors” under NYSE listing standards.
The independent directors regularly meet in executive sessions of the Board and their respective committees, separate from management.

Item 14. Principal Accounting Fees and Services
A summary of the services billed by PricewaterhouseCoopers LLP for the 2006 and 2005 fiscal years is as follows (in thousands):

	2006	2005
Audit Fees (1)	$2,942.0	$2,560.7
Audit-Related Fees (2)	366.3	170.5
Tax Fees (3)	21.2	12.0
All Other Fees (4)	6.5	3.2

(1)	Audit Fees for the years ended December 31, 2006 and 2005 related to services rendered for the integrated audit of the consolidated financial statements and internal control over financial reporting included in our Form 10-K, for the reviews of the financial statements included in our Form 10-Qs, in connection with capital markets transactions such as comfort letters and consents, and in connection with reviews of other documents filed with the SEC.

(2)	Audit-Related Fees for the years ended December 31, 2006 and 2005 were primarily for related services with respect to employee benefit plan audits, subsidiary financial statement audits, and agreed-upon procedures engagements.

(3)	Tax Fees for the years ended December 31, 2006 and 2005 were for assistance with tax compliance requests.

(4)	All Other Fees for the year ended December 31, 2006 and 2005 pertained to an annual license for access to a financial reporting accounting literature research database.
The Audit Committee’s policy is to pre-approve all audit and permissible audit-related services provided by the independent auditors. The Audit Committee will consider annually for pre-approval a list of specific services and categories of services, including audit and audit-related, tax and other services, for the upcoming or current fiscal year. Any service that is not included in the approved list of services or that does not fit within the definition of a pre-approved service is required to be presented separately to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, by other means of communication.
Part IV
Item 15. Exhibits, Financial Statement Schedule
(a) List of documents filed as part of this report:
1. Financial Statements
     Our consolidated financial statements are set forth under Item 8 of this report on Form10-K.
2. Financial Statement Schedule -
Schedule II – Valuation and Qualifying Accounts (in millions):

	Balance	Charges			Balance
	at	to	Other	Write-offs/	at
	12/31/03	Expense	Charges(1)	Payments	12/31/04
Receivable realization allowance	$22.4	$20.0	$(0.3)	$(25.1)	$17.0
Acquisition related severance and termination costs	0.6	—	—	(0.4)	0.2
Acquisition related restructuring costs	2.3	—	(0.1)	(0.7)	1.5
Allowance for deferred tax assets	91.7	15.4	—	—	107.1

	Balance	Charges			Balance
	at	to	Other	Write-offs/	at
	12/31/04	Expense	Charges(1)	Payments	12/31/05
Receivable realization allowance	$17.0	$18.8	$(0.2)	$(17.8)	$17.8
Acquisition related severance and termination costs	0.2	0.2	0.5	(0.1)	0.8
Acquisition related restructuring costs	1.5	—	(0.1)	(0.5)	0.9
Allowance for deferred tax assets	107.1	9.4	—	—	116.5

	Balance	Charges			Balance
	at	to	Other	Write-offs/	at
	12/31/05	Expense	Charges(1)	Payments	12/31/06
Receivable realization allowance	$17.8	$18.6	$0.2	$(17.4)	$19.2
Acquisition related severance and termination costs	0.8	—	—	(0.2)	0.6
Acquisition related restructuring costs	0.9	—	(0.1)	(0.5)	0.3
Allowance for deferred tax assets	116.5	0.9	—	—	117.4

(1)	Amounts primarily relate to acquired and divested companies.
Valuation and qualifying accounts not included above have been shown in Notes 1 and 7 of our consolidated financial statements included in Part II Item 8 of this Form 10-K.

BROWNING-FERRIS INDUSTRIES, LLC
Financial Statements of Browning-Ferris Industries, LLC -
The accompanying consolidated financial statements of Browning-Ferris Industries, LLC (BFI), an indirect wholly-owned subsidiary of Allied Waste Industries, Inc. (Allied), are being provided pursuant to Rule 3-16 of the Securities and Exchange Commission’s Regulation S-X. The purpose of these financial statements is to provide information about the assets and equity interests which collateralize certain outstanding debt obligations of BFI and Allied. BFI, along with other wholly-owned subsidiaries of Allied (herein referred to as the Other Allied Collateral) on a combined basis represent the aggregate collateral that, upon the occurrence of any triggering event or certain conditions under the collateral agreements, would be available to satisfy the applicable debt obligations. In Note 4 to the accompanying consolidated financial statements, we have provided information on BFI and the Other Allied Collateral, on an individual and combined basis.

BROWNING-FERRIS INDUSTRIES, LLC

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Allied Waste Industries, Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Browning-Ferris Industries, LLC and its subsidiaries (the Company), a single member limited liability company wholly-owned by Allied Waste Industries, Inc., at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for conditional asset retirement obligations effective December 31, 2005, its method of accounting for stock-based compensation effective January 1, 2006, and its method of accounting for the funded status of its defined benefit pension obligations effective December 31, 2006.
PricewaterhouseCoopers LLP
Phoenix, Arizona
February 22, 2007

BROWNING-FERRIS INDUSTRIES, LLC
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2006	2005
ASSETS
Current Assets —
Cash and cash equivalents	$10.1	$12.1
Accounts receivable, net of allowance of $4.8 and $4.2	200.2	170.5
Prepaid and other current assets	19.6	18.8

Total current assets	229.9	201.4
Property and equipment, net	1,037.0	1,000.9
Goodwill	3,322.3	3,391.0
Other assets, net	131.2	132.8
Due from parent	—	18.0

Total assets	$4,720.4	$4,744.1

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities —
Current portion of long-term debt	$1.2	$4.4
Accounts payable	124.3	131.1
Current portion of accrued capping, closure, post-closure and environmental costs	62.3	66.4
Accrued interest	71.2	79.2
Other accrued liabilities	114.7	106.4
Unearned revenue	68.6	62.4

Total current liabilities	442.3	449.9
Long-term debt, less current portion	5,183.9	5,357.8
Accrued capping, closure, post-closure and environmental costs, less current portion	493.2	510.6
Due to parent	401.6	—
Other long-term obligations	146.0	177.6
Commitments and Contingencies
Member’s Deficit —
Member’s interest	—	—
Accumulated other comprehensive loss	(54.9)	(70.3)
Retained deficit	(1,891.7)	(1,681.5)

Total member’s deficit	(1,946.6)	(1,751.8)

Total liabilities and member’s deficit	$4,720.4	$4,744.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BROWNING-FERRIS INDUSTRIES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2006	2005	2004
Revenues	$1,803.6	$1,655.9	$1,583.1
Cost of operations (exclusive of depreciation and amortization shown below)	1,223.6	1,094.2	1,037.7
Selling, general and administrative expenses	167.9	126.5	148.0
Depreciation and amortization	142.6	132.6	148.3

Operating income	269.5	302.6	249.1
Interest expense and other	468.0	472.2	612.8

Loss before income taxes	(198.5)	(169.6)	(363.7)
Income tax benefit	(18.7)	(53.6)	(127.5)
Minority interest	0.2	(0.9)	(3.4)

Loss from continuing operations	(180.0)	(115.1)	(232.8)
Income (loss) from discontinued operations, net of tax	—	6.5	(9.4)
Cumulative effect of change in accounting principle, net of tax	—	(0.5)	—

Net loss	$(180.0)	$(109.1)	$(242.2)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BROWNING-FERRIS INDUSTRIES, LLC
CONSOLIDATED STATEMENTS OF MEMBER’S DEFICIT
(in millions)

		Accumulated
		Other		Total
	Member’s	Comprehensive	Retained	Member’s
	Interest	Loss	Deficit	Deficit
Balance as of December 31, 2003	$—	$(94.5)	$(1,285.3)	$(1,379.8)

Net loss	—	—	(242.2)	(242.2)
Distribution to parent	—	—	(30.2)	(30.2)
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	—	18.2	—	18.2
Net loss on hedging derivatives reclassified to earnings	—	4.3	—	4.3
Minimum pension liability adjustment	—	2.6	—	2.6

Balance as of December 31, 2004	—	(69.4)	(1,557.7)	(1,627.1)

Net loss	—	—	(109.1)	(109.1)
Distribution to parent	—	—	(14.7)	(14.7)
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	—	1.3	—	1.3
Minimum pension liability adjustment	—	(2.2)	—	(2.2)

Balance as of December 31, 2005	—	(70.3)	(1,681.5)	(1,751.8)

Net loss	—	—	(180.0)	(180.0)
Distribution to parent	—	—	(30.2)	(30.2)
Other comprehensive income, net of tax:
Minimum pension liability adjustment	—	70.3	—	70.3
Adjustment to initially apply SFAS 158	—	(54.9)	—	(54.9)

Balance as of December 31, 2006	$—	$(54.9)	$(1,891.7)	$(1,946.6)

Comprehensive Loss —

	Year Ended December 31,
	2006	2005	2004
Net loss	$(180.0)	$(109.1)	$(242.2)
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	—	1.3	18.2
Net loss on hedging derivatives reclassified to earnings	—	—	4.3
Minimum pension liability adjustment	70.3	(2.2)	2.6

	$(109.7)	$(110.0)	$(217.1)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BROWNING-FERRIS INDUSTRIES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2006	2005	2004
Operating activities —
Net loss	$(180.0)	$(109.1)	$(242.2)
Discontinued operations, net of tax	—	(6.5)	9.4
Adjustments to reconcile net loss to cash used for operating activities from continuing operations—
Provisions for:
Depreciation and amortization	142.6	132.6	148.3
Doubtful accounts	3.8	3.8	2.1
Accretion of debt and amortization of debt issuance costs	18.8	19.3	21.7
Gain on sale of fixed assets	(4.4)	(0.7)	(1.6)
Non-cash reduction in acquisition and environmental accruals	(7.2)	(25.2)	(12.2)
Loss on sale of trade receivables	5.8	5.0	13.4
Non-cash gain on non-hedge accounting interest rate swap contracts	—	—	(16.2)
Amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts	—	—	6.7
Write-off of deferred debt issuance costs	4.1	11.9	15.3
Cumulative effect of change in accounting principle, net of tax	—	0.5	—
Change in operating assets and liabilities, excluding the effects of acquisitions—
Accounts receivable, prepaid expenses and other assets	(39.1)	(23.3)	(22.0)
Accounts payable, accrued liabilities, unearned income and other	(14.4)	(52.7)	(22.9)
Capping, closure and post-closure accretion	29.4	30.3	29.4
Capping, closure, post-closure and environmental expenditures	(58.2)	(58.3)	(63.3)

Cash used for operating activities from continuing operations	(98.8)	(72.4)	(134.1)

Investing activities —
Cost of acquisitions, net of cash acquired	—	(0.7)	(0.2)
Proceeds from divestitures, net of cash divested	0.2	2.9	55.7
Proceeds from sale of fixed assets	7.7	2.5	3.9
Capital expenditures, excluding acquisitions	(188.2)	(203.3)	(180.5)
Capitalized interest	(5.3)	(4.9)	(4.0)
Other	—	2.5	2.2

Cash used for investing activities from continuing operations	(185.6)	(201.0)	(122.9)

Financing activities —
Proceeds from long-term debt, net of issuance costs	1,200.4	2,083.7	2,122.2
Payments of long-term debt	(1,395.3)	(2,783.8)	(2,415.5)
Net change in disbursement account	(2.3)	2.2	5.0
Net change in due to/from parent	479.6	978.5	553.0

Cash provided by financing activities from continuing operations	282.4	280.6	264.7

Discontinued operations:
Used for operating activities	—	(0.5)	(8.8)

Cash used for discontinued operations	—	(0.5)	(8.8)

Increase (decrease) in cash and cash equivalents	(2.0)	6.7	(1.1)
Cash and cash equivalents, beginning of year	12.1	5.4	6.5

Cash and cash equivalents, end of year	$10.1	$12.1	$5.4

Supplemental disclosures:
Interest paid (net of amounts capitalized)	$417.1	$426.3	$490.8
Debt incurred or assumed in acquisitions	—	—	—
Capital lease obligations incurred	—	0.3	0.1
Non-cash dividend to parent	30.2	14.7	30.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Browning-Ferris Industries, LLC (BFI), a Delaware limited liability company, is an indirect wholly-owned subsidiary of Allied Waste Industries, Inc., (Allied or Parent), a Delaware corporation. Effective January 1, 2005, Browning-Ferris Industries, Inc. was converted to a single member limited liability company (LLC). Allied NA, a wholly-owned subsidiary of Allied, is the sole member of BFI.
As described in Note 4, the accompanying consolidated financial statements reflect the debt obligations incurred by Allied to acquire BFI in 1999. Since that time, Allied has transferred certain assets as discussed below. The entities that comprise BFI have not historically produced the operating cash flows necessary to service the acquisition debt incurred by Allied. As such, BFI is reliant on Allied to provide necessary funding to support its activities. Allied has issued to BFI a letter evidencing its ability and intent to provide BFI with the necessary financial support for a period of twelve months.
Purpose of financial statements —
The purpose of accompanying financial statements is to provide information about the assets and equity interests which represent a portion of the collateral for certain outstanding debt obligations of BFI and Allied. BFI, along with certain other wholly-owned subsidiaries of Allied (herein referred to as the Other Allied Collateral) on a combined basis represents the aggregate collateral that, upon occurrence of any triggering event or certain other conditions under the collateral agreements, would be available to satisfy the applicable outstanding debt obligations.
Prior to 2001, the Other Allied Collateral was wholly-owned by BFI. Subsequently, the Other Allied Collateral was transferred to newly created subsidiaries of Allied for organizational efficiency and other purposes. Although a collateral waiver was received from the collateral trustee, the Other Allied Collateral continues to collateralize the debt. The transfers constitute a change in reporting entity. Such changes in 2006, 2005 and 2004 were considered to be immaterial and therefore, prior period financial statements were not restated.
Principles of consolidation and presentation —
The accompanying consolidated financial statements reflect the financial position, results of operations and cash flows of BFI, which operates as an integrated business unit of Allied. However, such financial statements may not necessarily reflect BFI’s financial position, results of operations and cash flows had it been a stand-alone company during the periods presented. All significant intercompany accounts and transactions occurring within BFI have been eliminated in the accompanying consolidated financial statements. Certain costs and expenses incurred by Allied have been allocated to BFI in order to prepare the accompanying consolidated financial statements. Such allocations are based on assumptions that management believes are reasonable; however, such allocations are not necessarily indicative of the costs that would have resulted if BFI had been operating on a stand-alone basis, independent of Allied.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Discontinued operations —
At December 31, 2003, we held for sale certain operations that we determined were discontinued operations in Florida, which we sold in 2004. We received net proceeds of $41.4 million from the transaction, which was used to repay debt.
Results of operations for the discontinued operations were as follows (in millions):

	Year Ended December 31,
	2005	2004
Revenues	$—	$13.4

Income (loss) before tax	$2.8	$(0.5)
Gain on divestiture	8.0	0.8
Income tax (benefit) expense	4.3	9.7

Discontinued operations, net of tax	$6.5	$(9.4)

During 2005, we recognized a previously deferred gain of approximately $7.8 million ($4.7 million gain, net of tax). This deferred gain was attributable to a divestiture that occurred in 2003 where the acquirer had the right to sell the operations back to us for a period of time (a “put” agreement) constituting a form of continuing involvement on our part and precluding recognition of the gain in 2003. These operations were sold in 2005 to another third-party and the put agreement was cancelled. Discontinued operations in 2005 also included a $2.7 million pre-tax benefit ($1.6 million, net of tax) resulting from a revision of our insurance liabilities related to divestitures previously reported as discontinued operations.
The businesses or assets divested, including goodwill, were adjusted to the lower of carrying value or fair value. Fair value was based on the actual or anticipated sales price. Included in the pre-tax loss recorded in 2004 was goodwill that was allocated to the divestitures, net of gains recorded for assets sold for which proceeds exceeded book value. A portion of the goodwill allocated to the operations sold in 2004 was non-deductible for tax purposes.
In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, we allocate interest to discontinued operations based on a ratio of net assets sold to the sum of consolidated net assets plus consolidated debt. We do not allocate interest on debt that is directly attributable to other operations outside of the discontinued operations. No allocation of interest expense was made to discontinued operations in 2006 or 2005. For the year ended December 31, 2004, we allocated $0.4 million of interest expense to discontinued operations.
Business combinations —
Acquisitions are reflected in our results of operations since the effective date of the acquisition. We allocate the cost of the acquired business to the assets acquired and liabilities assumed based upon their estimated fair values. These estimates are revised during the allocation period as necessary when, and if, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. Purchase accounting adjustments, acquisition related costs and other possible charges that may arise from the acquisitions may materially impact the financial condition, results of operations and liquidity in the future. The pro forma effect of acquisitions in 2005 and 2004, individually and collectively, was not material.
Cash and cash equivalents —

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We consider any liquid investments with an original maturity of three months or less to be cash equivalents. Amounts are stated at quoted market prices. We use a cash management system under which our book balance reflects a credit for our primary disbursement account. This amount represents uncleared checks which have not been presented to our bank by the end of our reporting period. Our funds are transferred as checks are presented. At December 31, 2006 and 2005, the book credit balance of $4.9 million and $7.2 million, respectively, in our primary disbursement account was reported in accounts payable and reflected as a financing activity in the consolidated statement of cash flows.
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
Receivable realization allowance —
We provide services to customers throughout the United States and Puerto Rico. We perform credit evaluations of our significant customers and establish a receivable realization allowance based on the aging of our receivables, payment performance factors, historical trends and other information. In general, we reserve 50% of those receivables outstanding 90 to 120 days and 100% of those outstanding over 120 days. We also review outstanding balances on an account specific basis. Our reserve is evaluated and revised on a monthly basis. In addition, we recognize a sales valuation allowance based on our historical analysis of revenue reversals and credits issued after the month of billing. Revenue reversals and credits typically relate to resolution of customer disputes and billing adjustments. The total allowance as of December 31, 2006 and 2005 for our continuing operations was approximately $4.8 million and $4.2 million, respectively.
Other assets —
Other assets include notes receivable, landfill closure deposits, deferred financing costs and miscellaneous non-current assets. Upon funding of debt offerings, financing costs are capitalized and amortized using the effective-interest method over the term of the related debt. Deferred financing costs represent transaction costs directly attributable to obtaining financing.
Other accrued liabilities —
At December 31, 2006 and 2005, respectively, other accrued liabilities include accrued insurance of $35.4 million and $36.9 million, accrued payroll of $17.7 million and $12.1 million, accrued franchise fees and sales tax of $13.5 million and $11.1 million and accrued landfill taxes, hosting fees and royalties of $10.3 million and $9.3 million and other miscellaneous accrued liabilities of $37.8 million and $37.0 million.
Accrued capping, closure and post-closure costs —
Accrued capping, closure and post-closure costs represent an estimate of the present value of the future obligation incurred associated with capping, closure and post-closure monitoring of the landfills we currently own and/or operate. Site specific capping, closure and post-closure engineering cost estimates are prepared annually for landfills owned and/or operated by us for which we have capping, closure and post-closure responsibilities. The present value of estimated future costs are accrued on a per unit basis as landfill disposal capacity is consumed. Changes in estimates based on the annual update are accounted for prospectively for active landfills, while changes in estimates for closed landfill sites and fully incurred capping projects are recognized immediately.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Environmental costs —
We accrue for costs associated with environmental remediation obligations when such costs are probable and can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value, as the timing of payments cannot reliably be determined. Recoveries of environmental remediation costs from other parties are recorded when their receipt is deemed probable. Environmental liabilities and apportionment of responsibility among potentially responsible parties are accounted for in accordance with the guidance provided by the American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities.
Other long-term obligations —
Other long-term obligations include accruals for contingencies, self-insurance claim liabilities, the non-current portion of non-recurring acquisition accruals, pension liability (see Note 8), and other obligations.
Contingent liabilities —
We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose and accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable and whether it can be reasonably estimated in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5) and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. We assess our potential liability relating to litigation and regulatory matters based on information available to us. Management’s assessment is developed in consultation with third-party legal counsel and other advisors and is based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is reasonably possible, we will disclose the potential range of the loss, if estimable.
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
Non-recurring acquisition accruals —
At the time of an acquisition, we evaluate and record the assets and liabilities of the acquired company at estimated fair value. Assumed liabilities as well as liabilities resulting directly from the completion of the acquisition are considered in the net assets acquired and resulting purchase price allocation. Any changes to the estimated fair value of assumed liabilities (other than tax matters) subsequent to the one year allocation period are recorded in results of operations.
At December 31, 2006 and 2005, we had approximately $46.7 million and $70.0 million, respectively, of non-recurring acquisition accruals remaining on our balance sheets, consisting primarily of loss contracts, litigation, insurance liabilities and other commitments associated with the acquisition of BFI in 1999 by Allied. In 2005, we reversed $25.2 million of such accruals primarily as a result of favorable legal rulings or settlements. Expenditures against non-recurring acquisition accruals in 2006 and 2005 were $16.1 million and $22.7 million, respectively.
Interest expense and other —
Interest expense and other includes interest paid to third parties for our debt obligations (net of amounts capitalized), cash settlement on interest rate swap contracts, interest income, accretion of debt discounts and amortization of debt issuance costs, costs incurred to early extinguish debt, non-

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
cash gain or loss on non-hedge accounting interest rate swap contracts and the amortization of accumulated other comprehensive loss for de-designated interest rate swap contracts. Interest expense and other is allocated from our Parent and represents the interest incurred and other costs associated with the debt obligations that have also been allocated from our Parent (See Note 4).
Interest expense capitalized —
We capitalize interest in connection with the construction of our landfill assets. Actual acquisition, permitting and construction costs incurred which relate to landfill assets under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a landfill asset is complete and available for use.
During the years ended December 31, 2006, 2005 and 2004, we incurred gross interest expense (including payments under interest rate swap contracts) of $427.3 million, $432.8 million and $512.2 million, respectively, of which $5.3 million, $4.9 million and $4.0 million, respectively, was capitalized.
Use of estimates —
The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available and assumptions about the future. Actual results may differ significantly from the estimates.
Fair value of financial instruments —
Our financial instruments as defined by SFAS No. 107, Disclosures About Fair Value of Financial Instruments include cash, money market funds, accounts receivable, accounts payable, long-term debt and derivatives. We have determined the estimated fair value amounts at December 31, 2006 and 2005 using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, our estimates of fair value may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.
The carrying value of cash, money market funds, accounts receivable and accounts payable approximate fair values due to the short-term maturities of these instruments (See Note 4 for fair value of debt).
Stock-based compensation plans —
Certain BFI employees are eligible to participate in the stock option plans of the Parent. Effective January 1, 2006, the Parent adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which establishes the accounting for stock-based awards exchanged for employee services. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period). The Parent previously accounted for share-based compensation plans under Accounting Principle Board (APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and the related interpretations and provided the required SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) pro forma disclosures for employee stock options. Stock-based compensation expense allocated to BFI and included in selling, general and administrative expenses for the year ended December 31, 2006 was $1.2 million ($1.1 million, net of tax).
Change in accounting principles –

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In April 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (FIN 47). The interpretation expands on the accounting guidance of SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143), providing clarification of the term “conditional asset retirement obligation” and guidelines for the timing of recording the obligation. We adopted SFAS 143 effective January 1, 2003 (see Note 7). The adoption of FIN 47 as of December 31, 2005 resulted in an increase to our asset retirement obligations of approximately $0.8 million and a cumulative effect of change in accounting principle, net of tax, of $0.5 million. This liability represents the estimated fair value of our future obligation to remove underground storage tanks on properties that we own.
Recently issued accounting pronouncements –
In September 2006, the FASB issued SFAS No.157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measurement and requires expanded disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but is used in conjunction with other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for us beginning January 1, 2008. We are evaluating the impact of the adoption of SFAS 157 on our financial position and results of operations.
In September 2006, the FASB issued SFAS No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. We adopted the recognition provisions of this standard effective December 31, 2006 with a charge to other comprehensive loss, net of tax of $54.9 million. See Note 8, Employee Benefit Plans, for additional disclosures. SFAS 158 also requires an employer to measure the funded status of a plan as of the employer’s year-end reporting date. The measurement date provisions of SFAS 158 are effective for us for the year ending December 31, 2008. We do not expect the adoption of the measurement date provisions of SFAS 158 to have a material impact on our financial position or results of operations.
In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). Traditionally, there have been two methods for quantifying the effect of financial statement misstatements: the roll-over method which focuses on correcting the income statement as of the reporting date and the iron-curtain method which focuses on correcting the balance sheet as of the reporting date. We currently utilize the iron-curtain method for quantifying financial statement misstatements. SAB 108 establishes a more restrictive approach by requiring companies to quantify errors under both methods. SAB 108 is effective for us in the fourth quarter of 2006. The adoption of SAB 108 did not have a material impact on our financial position.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain income tax positions. Our current policy is to record a liability associated with an uncertain tax position when disallowance is considered probable and estimable. FIN 48 is effective for us beginning January 1, 2007. We do not expect the impact of adopting FIN 48 to have a material impact on our financial position.
2. Property and Equipment
Property and equipment are recorded at cost, which includes interest to finance the acquisition and construction of major capital additions during the development phase until they are completed and ready for their intended use. Depreciation is provided on the straight-line method over the estimated useful lives. The estimated useful lives of assets are: buildings and improvements (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
office equipment (4-8 years). For building improvements, the depreciable life can be the shorter of (i) the improvements’ estimated useful lives or (ii) the related lease terms. We do not assume a residual value on our depreciable assets. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144), we evaluate our long-lived assets, such as property and equipment, and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of the asset or asset group may not be recoverable.
The cost of landfill airspace, including original acquisition cost and incurred and projected landfill construction costs, is amortized over the capacity of the landfill based on a per unit basis as landfill airspace is consumed. We periodically review the recoverability of our operating landfills. Should events and circumstances indicate that any of our landfills be reviewed for possible impairment, such review will be made in accordance with SFAS 144 and EITF Issue No. 95-23, The Treatment of Certain Site Restoration/Environmental Exit Costs When Testing a Long-Lived Asset for Impairment. The EITF outlines how cash flows for environmental exit costs should be determined and measured.
Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives, are charged to expense as incurred. For example, under certain circumstances, the replacement of vehicle transmissions or engine rebuilds are capitalized, whereas repairs to vehicle brakes are expensed. When property is retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in cost of operations. For the years ended December 31, 2006, 2005 and 2004, we recognized net pre-tax gains on the disposal of fixed assets of $4.4 million, $0.7 million and $1.6 million, respectively.
Property and equipment at December 31, 2006 and 2005 is as follows (in millions):

	2006	2005
Land and improvements	$135.7	$134.9
Land held for permitting as landfills	13.4	12.3
Landfills	1,219.7	1,145.6
Buildings and improvements	99.1	98.4
Vehicles, furniture and equipment	487.2	418.7
Containers and compactors	194.0	174.3

	2,149.1	1,984.2
Accumulated depreciation and amortization	(1,112.1)	(983.3)

	$1,037.0	$1,000.9

3. Goodwill and Intangible Assets
At least annually, we perform an assessment of goodwill impairment by applying a fair value based test. For purposes of this test, the consolidated entity is considered to represent our only reporting unit. We completed our annual assessment of goodwill in the fourth quarter of 2006 and an impairment charge was not required. The calculation of fair value is subject to judgments and estimates about future events. We estimated fair value based on projected net cash flows discounted using a weighted-average cost of capital of approximately 7.5% in 2006 and 7.4% in 2005. The estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels or ability to perform at levels that were forecasted.
We may conduct an impairment test of goodwill more frequently than annually under certain conditions. For example, a significant adverse change in our liquidity or the business environment, unanticipated competition, a significant adverse action by a regulator or the disposal of a significant business unit could prompt an impairment test between annual assessments.
At the time of a divestiture of an individual business unit, goodwill is allocated to that business unit based on its relative fair value and a gain or loss on disposal is determined. The remaining goodwill would be re-evaluated for recoverability, which could result in an additional recognized loss.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We have incurred non-cash losses on sales of assets when we believed that re-deployment of the proceeds from the sale of such assets could reduce debt or improve operations and was economically beneficial. If we decide to sell additional assets in the future, we could incur additional non-cash losses on asset sales.
BFI goodwill is accounted for at the Parent company level. We make an allocation to the entities that were acquired as part of the BFI acquisition. These entities are included in both BFI and Other Allied Collateral. The following table shows the activity and balances related to the BFI goodwill as recorded by the Parent from December 31, 2004 through December 31, 2006 (in millions):

	2006	2005
Beginning balance	$3,391.0	$3,439.4
Acquisitions	—	—
Divestitures	—	—
Adjustments (1)	(68.7)	(48.4)

Ending balance	$3,322.3	$3,391.0

(1)	Primarily relates to reclassification of goodwill in connection with entities distributed to Allied.
4. Long-term Debt
Allied financed the acquisition of BFI primarily through the issuance of debt. All of the assets and substantially all of the equity interest of BFI and all of the assets and stock of Other Allied Collateral are pledged as collateral for this debt and the debt is serviced through cash flows generated by the consolidated operations of Allied. In accordance with SEC Staff Accounting Bulletin, Topic 5-J, the debt and related debt issuance costs that were incurred to acquire BFI, while held and managed by Allied, are presented on BFI’s consolidated balance sheet, and the related interest expense is reflected in the consolidated statement of operations. To the extent the original acquisition debt is repaid with cash or refinanced with equity, it is no longer presented in these financial statements. To the extent the original acquisition debt is refinanced with other debt (either bank financings or bonds), the replacement debt instrument, along with the related issuance costs and interest expense, is presented in these financial statements.
Long-term debt at December 31, 2006 and 2005 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, amortization of deferred debt issuance cost and the amortization or accretion of discounts or premiums (in millions, except percentages).

	Debt Balance at		Effective Interest Rate
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
Revolving credit facility ABR borrowings*	$—	$3.7	9.75%	9.00%
Revolving credit facility Adjusted LIBOR borrowings*	—	—	7.86	7.29
2005 Term Loan B due 2012	1,105.0	1,275.0	7.34	6.33
6.375% senior notes due 2008	157.9	154.7	8.34	8.34
8.50% senior notes due 2008	750.0	750.0	8.78	8.78
8.875% senior notes due 2008	—	600.0	—	9.15
6.50% senior notes due 2010	350.0	350.0	6.76	6.76
6.375% senior notes due 2011	275.0	275.0	6.63	6.63
9.25% senior notes due 2012	250.9	251.1	9.40	9.40
7.875% senior notes due 2013	450.0	450.0	8.09	8.09
7.125% senior notes due 2016	595.1	—	7.38	—
9.25% debentures due 2021	96.3	96.1	9.47	9.47
7.40% debentures due 2035	294.4	292.2	8.03	8.03
4.25% senior subordinated convertible debentures due 2034	230.0	230.0	4.34	4.34
7.375% senior unsecured notes due 2014	400.0	400.0	7.55	7.55
Solid waste revenue bond obligations, principal payable through 2031	225.2	228.4	6.68	6.60
Notes payable to individuals, variable interest rate, and principal payable through 2007, secured by vehicles, equipment, real estate, or accounts receivable**	0.2	0.4	3.00	3.04
Obligations under capital leases of vehicles and equipment**	2.9	3.0	9.96	10.22
Notes payable to a municipal corporation, interest at 6.0%, principal payable through 2010, unsecured**	2.2	2.6	6.00	6.00

Total debt**	5,185.1	5,362.2	7.61%	7.55%
Less: Current portion	1.2	4.4

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Debt Balance at		Effective Interest Rate
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
Long-term portion	$5,183.9	$5,357.8

*	Excludes fees

**	Reflects weighted average interest rate

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Refinancings –
In April 2006, we completed the re-pricing of the $1.105 billion Term Loan B due January 2012 (2005 Term Loan) and Institutional Letter of Credit portions of our senior secured credit facility (2005 Credit Facility). The 2005 Term Loan and Institutional Letter of Credit Facility were re-priced at LIBOR plus 175 basis points (or ABR plus 75 basis points), a reduction of 25 basis points. The pricing will further decrease to LIBOR plus 150 basis points (or ABR plus 50 basis points) when our total debt to EBITDA, as defined, is equal to or less than 4.25x.
In May 2006, we issued $600 million of 7.125% senior notes due 2016 at a discounted price equal to 99.123% of the aggregate principal amount and used the net proceeds to fund our tender offer for our $600 million of 8.875% senior notes due 2008.
During the first quarter of 2005, Allied executed a multifaceted refinancing plan (the 2005 Refinancing), which included:
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
Costs incurred to early extinguish debt during the years ended December 31, 2006, 2005 and 2004 were $41.3 million, $39.8 million and $110.5 million, respectively. These costs were recorded in interest expense and other.
2005 Credit Facility —
Allied has a senior secured credit facility referred to as the 2005 Credit Facility that includes at December 31, 2006: (i) a $1.575 billion Revolving Credit Facility due January 2010 (the 2005 Revolver), (ii) a $1.105 billion Term Loan due January 2012 referred to as the 2005 Term Loan, (iii) a $490 million Institutional Letter of Credit Facility due January 2012, and (iv) a $25 million Incremental Revolving Letter of Credit Facility due January 2010. Of the $1.575 billion available under the 2005 Revolver, the entire amount may be used to support the issuance of letters of credit. At December 31, 2006, Allied had no loans outstanding and $398.7 million in letters of credit drawn on the 2005 Revolver, leaving approximately $1.176 billion capacity available under the 2005 Revolver. Both the $25 million Incremental Revolving Letter of Credit Facility and $490 million Institutional Letter of Credit Facility were fully utilized at December 31, 2006.
The 2005 Credit Facility bears interest at (a) an Alternative Base Rate (ABR), or (b) an Adjusted LIBOR, both terms defined in the 2005 Credit Facility agreement, plus, in either case, an applicable margin based on our leverage ratio. Proceeds from the 2005 Credit Facility may be used for working capital and other general corporate purposes, including acquisitions.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allied is required to make prepayments on the 2005 Credit Facility upon completion of certain transactions as defined in the 2005 Credit Facility, including asset sales and issuances of debt securities. Proceeds from these transactions, in certain circumstances, are required to be applied to amounts due under the 2005 Credit Facility pursuant to the 2005 Credit Facility agreement. Allied is also required to make prepayments on the 2005 Credit Facility for 50% of any excess cash flows from operations, as defined in the 2005 Credit Facility agreement. The agreement also requires scheduled amortization on the 2005 Term Loan and Institutional Letter of Credit Facility. During 2006, a $5.0 million scheduled amortization of the Institutional Letter of Credit Facility reduced the funded amount to $490 million from $495 million. There is no further scheduled amortization on the 2005 Term Loan with the exception of the outstanding balance at maturity on January 15, 2012.
Senior notes and debentures —
In May 2006, Allied Waste North America, Inc. (Allied NA) issued $600 million of 7.125% senior notes due 2016 at a discounted price equal to 99.123% of the aggregate principal amount. Interest is payable semi-annually on May 15th and November 15th. These senior notes have a make-whole call provision that is exercisable any time prior to May 15, 2011 at the stated redemption price. These notes may also be redeemed on or after May 15, 2011 at the stated redemption price. Allied used the net proceeds to fund the tender offer for the $600 million of 8.875% senior notes due 2008. At December 31, 2006, the remaining unamortized discount was $4.9 million.
In April 2004, Allied NA issued $275 million of 6.375% senior notes due 2011 to fund a portion of the tender offer of 10% senior subordinated notes due 2009. Interest is payable semi-annually on April 15th and October 15th. These senior notes have a make-whole call provision that is exercisable at any time at the stated redemption price.
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
In April 2003, Allied NA issued $450 million of 7.875% senior notes due 2013. The senior notes have a no call provision until 2008. Interest is payable semi-annually on April 1st and October 1st. Proceeds were used to reduce term loan borrowings under our credit facility in effect at the time.
In November 2002, Allied NA issued $375.0 million of 9.25% senior notes due 2012. These notes have a no call provision until 2007. Interest is payable semi-annually on March 1st and September 1st. The net proceeds of $370.6 million from the sale of these notes were used to repay term loans under the credit facility in effect at the time.
In November 2001, Allied NA issued $750 million of 8.50% senior notes due 2008. Interest is payable semi-annually on June 1st and September 1st. The proceeds were used to reduce term loan borrowings under the credit facility in effect at the time.
In connection with the BFI acquisition on July 30, 1999, Allied assumed all of BFI’s debt securities with the exception of commercial paper that was paid off in connection with the acquisition. Our debt securities were recorded at their fair market values as of the date of the acquisition in accordance with EITF Issue No. 98-1 — Valuation of Debt Assumed in a Purchase Business Combination. The effect of revaluing the debt securities resulted in an aggregate discount from the historical face amount of $137.0 million. At December 31, 2006, the remaining unamortized net discount related to the debt securities was $74.9 million.

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
During the first quarter of 2005, through open market repurchases and a tender offer, Allied completed the repurchase of the remaining balance of these senior subordinated notes in an aggregate principal amount of $195.0 million. In connection with these repurchases and tender offer we paid premiums of approximately $10.3 million and wrote-off deferred financing costs of $1.7 million, both of which were recorded as a charge to interest expense and other.
Senior subordinated convertible debentures —
In April 2004, Allied issued $230 million of 4.25% senior subordinated convertible debentures due 2034 that are unsecured and are not guaranteed. They are convertible into 11.3 million shares of Allied’s common stock at a conversion price of $20.43 per share. Common stock transactions such as cash or stock dividends, splits, combinations or reclassifications and issuances at less than current market price will require an adjustment to the conversion rate as defined per the indenture. Certain of the conversion features contained in the convertible debentures are deemed to be embedded derivatives, as defined under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133), however, these embedded derivatives currently have no value.
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

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future maturities of long-term debt –
Aggregate future scheduled maturities of long-term debt as of December 31, 2006 are as follows (in millions):

Maturity
2007	$1.2
2008	911.8
2009	0.6
2010	350.8
2011	275.1
Thereafter	3,724.5

Gross Principal	5,264.0
Discount, net	(78.9)

Total Debt	$5,185.1

Fair value of debt —
The fair value of debt is subject to change as a result of potential changes in market rates and prices. The table below provides information about BFI’s long-term debt by aggregate principal and weighted average interest rates for instruments that are sensitive to changes in interest rates. The financial instruments are grouped by market risk exposure category (in millions, except percentages).

	Balance at	Fair Value at	Balance at	Fair Value at
	December 31,	December 31,	December 31,	December 31,
	2006	2006	2005	2005
Fixed Rate Debt:
Principal amount	$4,000.5	$4,103.8	$4,004.0	$4,100.3
Weighted average interest rate	7.52%		7.78%
Variable Rate Debt:
Principal amount	$1,184.6	$1,188.7	$1,358.2	$1,366.2
Weighted average interest rate(1)	6.97%		6.03%

(1)	Reflects the rate in effect as of December 31, 2006 and 2005 and includes all applicable margins. Actual future rates may vary.
Debt covenants —
At December 31, 2006, Allied was in compliance with all financial and other covenants under the 2005 Credit Facility. Allied is not subject to any minimum net worth covenants. In addition, the 2005 Credit Facility has restrictions on making certain types of payments, including dividend payments on Allied’s common and preferred stock. However, Allied is able to pay cash dividends on the Series D preferred stock.
The senior notes issued by Allied NA contain certain financial covenants and restrictions for the Allied consolidated entity, which may, in certain circumstances, limit Allied’s ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At December 31, 2006, Allied was in compliance with all applicable covenants.
Guarantees —
Substantially all of our subsidiaries along with substantially all other subsidiaries of the Parent, are jointly and severally liable for the obligations under the 8.50% senior notes due 2008, the 6.50% senior notes due 2010, the 6.375% senior notes due 2011, the 9.25% senior notes due 2012, the 7.875% senior notes due 2013, the 7.375% senior unsecured notes due 2014, the 7.125% senior notes due 2016 and the 2005 Credit Facility through unconditional guarantees issued by current and future subsidiaries. The Parent and Allied NA are jointly and severally liable for the obligations under the 6.375% senior notes due 2008, the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by BFI through an unconditional, joint and several, guarantee issued by the Parent and Allied NA. At December 31, 2006, the maximum potential amount of future

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
payments under the guarantees is the outstanding amount of the debt identified above and the amount for letters of credit issued under the 2005 Credit Facility. In accordance with FIN 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), the guarantees are not recorded in Allied’s consolidated financial statements as they represent parent-subsidiary guarantees. We do not guarantee any third-party debt.
Collateral —
The 2005 Credit Facility, the senior secured notes issued by Allied NA and $621 million of senior notes and debentures assumed in connection with the acquisition of BFI by Allied are collateralized by the stock of substantially all BFI subsidiaries and Other Allied Collateral and a security interest in the assets of BFI, its domestic subsidiaries and Other Allied Collateral.
Following is a summary of the balance sheets for BFI and the other Allied subsidiaries that serve as collateral as of December 31, 2006 (in millions):

		Other Allied
	BFI	Collateral	Combined
Condensed Balance Sheet (1):
Current assets	$229.9	$237.3	$467.2
Property and equipment, net	1,037.0	823.0	1,860.0
Goodwill	3,322.3	3,010.9	6,333.2
Other assets, net	131.2	35.3	166.5

Total assets	$4,720.4	$4,106.5	$8,826.9

Current liabilities	$442.3	$257.2	$699.5
Long-term debt, less current portion	5,183.9	6.0	5,189.9
Other long-term obligations	639.2	66.6	705.8
Due to parent	401.6	1,565.4	1,967.0
Total equity (deficit)	(1,946.6)	2,211.3	264.7

Total liabilities and equity (deficit)	$4,720.4	$4,106.5	$8,826.9

(1)	All transactions between BFI and the Other Allied Collateral have been eliminated.
5. Derivative Instruments and Hedging Activities
Allied’s policy requires that no less than 70% of its debt be at a fixed rate, either directly or effectively through interest rate swap contracts. From time to time, in order to adhere to the policy, Allied has entered into interest rate swap agreements for the purpose of hedging variability of interest expense and interest payments on the long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Allied’s strategy is to use interest rate swap contracts when such transactions will serve to reduce the aggregate exposure and meet the objectives of the interest rate risk management policy. These contracts are not entered into for trading purposes.
Allied believes it is important to have a mix of fixed and floating rate debt to provide financing flexibility. At December 31, 2006, approximately 80% of Allied’s debt was fixed and 20% had variable interest rates. Allied had no interest rate swap contracts outstanding at December 31, 2006 or 2005.
Designated interest rate swap contracts accounted for as hedges–
Allied had no designated interest rate swap contracts at December 31, 2006 and 2005, as all of the designated interest rate swap contracts had reached their contractual maturity. At December 31, 2004, Allied had a designated interest rate swap contract (floating to fixed rate) with a notional amount of $250 million that matured in March 2005. The fair value liability of this contract at December 31, 2004 was $1.8 million. Allied’s designated cash flow interest rate swap contract was effective as a hedge of our variable rate debt. The notional amounts, indices, repricing dates and all other significant terms of the swap agreement were matched to the provisions and terms of the variable rate debt being hedged achieving 100% effectiveness. If significant terms did not match, Allied was required to assess ineffectiveness and record any related impact immediately in interest expense in the statement of operations.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in fair value of the designated interest rate swap contracts are reflected in accumulated other comprehensive loss (AOCL). At December 31, 2006 and 2005, there was no gain or loss included in AOCL. At December 31, 2004, a loss of approximately $1.8 million ($1.3 million, net of tax) was included in AOCL.
Expense or income related to swap settlements is recorded in interest expense and other for the related variable rate debt over the term of the agreements.
Non-hedge accounting interest rate swap contracts —
Allied had certain interest rate swap contracts for which it had elected not to apply hedge accounting under SFAS 133, in order to have flexibility to repay debt prior to maturity and to refinance debt when economically feasible. Following is a description of the accounting for these interest rate swap contracts.
De-designated interest rate swap contracts. All of Allied’s de-designated interest rate swap contracts had reached their contractual maturity by June 30, 2004 and therefore no amounts were recorded after June 30, 2004 for these swap contracts. Settlement payments and periodic changes in market values of the de-designated interest rate swap contracts were recorded as a gain or loss on derivative contracts included in interest expense and other in our consolidated statements of operations. During the year ended December 31, 2004, we recorded $15.2 million of net gains related to changes in market values and $15.3 million of settlement costs.
When interest rate swap hedging relationships are de-designated or terminated, any accumulated gains or losses in AOCL at the time of de-designation are isolated and amortized over the remaining original hedged interest payment. For contracts de-designated, no balance remained in AOCL after June 30, 2004; therefore, no amortization expense was recorded after June 30, 2004. Amortization expense of $6.7 million for the year ended December 31, 2004, that related to the accumulated losses in AOCL for interest rate swap contracts that were de-designated, was recorded in interest expense and other.
Fair value interest rate swap contracts. Allied has used fair value (fixed rate to floating rate) interest rate swap contracts to achieve the targeted mix of fixed and floating rate debt. In the fourth quarter of 2004, Allied terminated all such contracts. Allied had no fair value interest rate swap contracts in place during 2006 or 2005. Allied elected to not apply hedge accounting to the fair value interest rate contracts outstanding during 2004. Settlement payments and periodic changes in market values of the fair value interest rate swap contracts were recorded as a gain or loss on derivative contracts included in interest expense and other in our consolidated statements of operations. We recorded $1.0 million of net gains related to changes in market values and received net settlements of $6.8 million during the year ended December 31, 2004.
6. Accumulated Other Comprehensive Loss
The components of the ending balances of accumulated other comprehensive loss, as reflected in member’s deficit are as follows (in millions):

	December 31,	December 31,
	2006	2005
Employee benefits plan liability adjustment, net of taxes of $46.8	$—	$(70.3)
Adjustment to initially apply SFAS 158, net of taxes of $37.7	(54.9)	—

Accumulated other comprehensive loss	$(54.9)	$(70.3)

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Landfill Accounting
We have a network of 36 owned or operated active landfills. In addition, we own or have responsibility for 86 closed landfills.
We use a life-cycle accounting method for landfills and the related capping, closure and post-closure liabilities. This method applies the costs to be capitalized associated with acquiring, developing, closing and monitoring the landfills over the associated consumption of landfill capacity.
Specifically, we record landfill retirement obligations at fair value as a liability with a corresponding increase to the landfill asset as waste is disposed. The amortizable landfill asset includes landfill development costs incurred, landfill development costs expected to be incurred over the life of the landfill, the recorded capping, closure and post-closure asset retirement cost and the present value of cost estimates for future capping, closure and post-closure costs. We amortize the landfill asset over the remaining capacity of the landfill as volume is consumed during the life of the landfill with one exception. The exception applies to capping costs for which both the recognition of the liability and the amortization is based on the costs and capacity of the specific capping event.
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
Landfill assets —
We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the remaining costs (including any unamortized amounts recorded) associated with acquiring, permitting and developing the entire landfill plus the present value of the total remaining costs for specific capping events, closure and post-closure by the total remaining disposal capacity of that landfill (except for capping costs, which are divided by the total remaining capacity of the specific capping event). The resulting per ton amortization rates are applied to each ton disposed at the landfill and are recorded as expense for that period. We expensed approximately $75.1 million, $73.6 million and $81.1 million related to landfill amortization during the years ended December 31, 2006, 2005 and 2004, respectively.
Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, methane gas collection system installation, engineering and legal fees, and capitalized interest. Estimated total future development costs for our 36 active landfills at December 31, 2006 was approximately $1.2 billion, excluding capitalized interest, and we expect that this amount will be spent over the remaining operating lives of the landfills.
We classify disposal capacity as either permitted (having received the final permit from the governing authorities) or probable expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is highly probable. Our requirements to classify disposal capacity as probable expansion are as follows:
1.	We have control of and access to the land where the expansion permit is being sought.

2.	All geological and other technical siting criteria for a landfill have been met, or an exception from such requirements has been received (or can reasonably be expected to be received).

3.	The political process has been assessed and there are no identified impediments that cannot be resolved.

4.	We are actively pursuing the expansion permit and have an expectation that the final local, state and federal permits will be received within the next five years.

5.	Senior operations management approval has been obtained.

BROWNING-FERRIS INDUSTRIES, LLC
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
Capping, closure and post-closure —
In addition to our portfolio of 36 active landfills, we own or have responsibility for 86 closed landfills no longer accepting waste. As individual areas within each landfill reach capacity, we are required to cap and close the areas in accordance with the landfill site permit. Generally, capping activities include the installation of compacted clay, geosynthetic liners, drainage channels, compacted soil layers and vegetative soil barriers over areas of a landfill where total airspace has been consumed and waste is no longer being received. Capping activities occur throughout the life of the landfill.
Closure costs are those costs incurred after a landfill site stops receiving waste, but prior to being certified as closed. After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which generally extends for a period of 30 years. Post-closure requirements include maintenance and operational costs of the site and monitoring the methane gas collection systems and groundwater systems, among other post-closure activities. Estimated costs for capping, closure and post-closure as required under Subtitle D of the Resource Conservation and Recovery Act of 1976, as amended, regulations are compiled and updated annually for each landfill by local and regional company engineers.
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
Capping, closure and post-closure costs are estimated for the period of performance, utilizing estimates a third-party would charge (including profit margins) to perform those activities in full compliance with Subtitle D or the applicable permit or regulatory requirements. If we perform the capping, closure and post-closure activities internally, the difference between amounts accrued, based upon third-party cost estimates (including profit margins) and our actual cost incurred is recognized as a component of cost of operations in the period earned. An estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flows, reliable estimates of market risk premiums may not be obtainable. In our industry, there is no market that exists for selling the responsibility for capping, closure and post-closure independent of selling the entire landfill. Accordingly, we believe that it is not possible to develop a methodology to reliably estimate a market risk premium and have excluded a market risk premium from our determination of expected cash flows for capping, closure and post-closure liability. Our cost estimates are inflated to the period of performance using an estimate of inflation that is updated annually. We used an estimate of 2.5% in both 2006 and 2005.
We discounted our capping, closure and post-closure costs using our credit-adjusted, risk-free rate. Capping, closure and post-closure liabilities are recorded in layers and discounted using the credit-adjusted risk-free rate in effect at the time the obligation is incurred (8.5% in 2006 and 8.75% in

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2005). The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for our own credit rating. Changes in our credit-adjusted, risk-free rate do not change recorded liabilities, but subsequently recognized obligations are measured using the revised credit-adjusted, risk-free rate.
Accretion expense is necessary to increase the accrued capping, closure and post-closure accrual balance to its future undiscounted value. To accomplish this, we accrete our capping, closure and post-closure accrual balance using the applicable credit-adjusted, risk-free rate and charge this accretion as an operating expense in each period. Accretion expense on landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid. Accretion expense for capping, closure and post-closure for the years ended December 31, 2006, 2005 and 2004 was $29.4 million, $30.3 million and $29.4 million, respectively.
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
Environmental costs —
Environmental liabilities arise primarily from contamination at sites that we own or operate or third-party sites where we deliver or transport waste. These liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination as well as controlling and containing methane gas migration. We engage third-party environmental consulting firms to assist us in conducting environmental assessments of existing landfills or other properties, and in connection with companies acquired from third parties.
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
Our ultimate liabilities for environmental matters may differ from the estimates determined in our assessment to date. We have determined that the recorded undiscounted liability for environmental matters as of December 31, 2006 and 2005 of approximately $144.7 million and $195.2 million, respectively, represents the most probable outcome of these matters. In connection with evaluating liabilities for environmental matters, we estimate a range of potential impacts and the most likely outcome. The recorded liabilities represent our estimate of the most likely outcome of the matters for which we have determined liability is probable. We re-evaluate these matters as additional information becomes available to ascertain whether the accrued liabilities are adequate. We do not expect that near-term adjustments to our estimates will have a material effect on our consolidated liquidity, financial position or results of operations. Using the high end of our estimate of the

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
reasonably possible range, the outcome of these matters would result in approximately $14 million of additional liability. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, the expected amount of proceeds is recorded as an offset to environmental expense in operating income and a receivable is recorded in the periods when that determination is made. There were no significant recovery receivables outstanding as of December 31, 2006 or 2005.
8. Employee Benefit Plans
Defined benefit pension plan —
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
The San Mateo Pension Plan covers certain employees at our San Mateo location. However, it excludes employees who are covered under collective bargaining agreements under which benefits had been the subject of good faith bargaining unless the collective bargaining agreement otherwise provides for such coverage. Benefits are based on the participant’s highest 5-year average earnings out of the last fifteen years of service. The San Mateo Pension Plan was amended in July 2003 to provide unreduced benefits, under certain circumstances, to participants who retire at or after a special early retirement date occurring on or after January 1, 2004. The San Mateo Plan was also amended in October 2005 to freeze participation by highly compensated employees after 2005 and to provide that no employees hired or rehired after 2005 be eligible to participate in or accrue a benefit under the San Mateo Pension Plan after 2005.
Our general funding policy is to make annual contributions to the plan as determined to be required by the plan’s actuary and as required by the Employee Retirement Income Security Act (ERISA) and the Internal Revenue Code (IRC) as amended by the Pension Protection Act of 2006. No contributions were required during 2006, 2005 or 2004. No contributions are anticipated for 2007.
Actuarial valuation reports were prepared as of the measurement dates of September 30, 2006 and 2005, and used as permitted by SFAS No. 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits, for disclosures included in the tables below.
The Company adopted the recognition provisions of SFAS 158 that became effective December 31, 2006. These provisions require an employer to fully recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in its consolidated balance sheets and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. The pension asset or liability equals the difference between the fair value of the plan’s assets and its benefit obligation, which for the BFI Retirement Plan would be the projected benefit obligation. Previously, the Company had recorded the minimum unfunded liability in its consolidated balance sheets with the benefit obligation representing the accumulated benefit obligation. The adoption of the recognition provisions of SFAS 158 for all employee benefit plans did not impact the Company’s compliance with its debt covenants.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of the changes in the plan’s benefit obligations and the fair value of plan assets for the twelve-month period ended September 30 (in millions):

	2006	2005
Projected benefit obligation at beginning of period	$377.4	$353.0
Service cost	0.2	0.6
Interest cost	21.1	20.7
Curtailment loss	(0.7)	—
Actuarial (gain) loss	(22.7)	20.9
Benefits paid	(16.0)	(17.8)

Projected benefit obligation at end of period	$359.3	$377.4

Fair value of plan assets at beginning of period	$361.1	$339.4
Actual return on plan assets	25.8	39.5
Benefits paid	(16.0)	(17.8)

Fair value of plan assets at end of period	$370.9	$361.1

The following table provides the funded status of the plan and amounts recognized in the balance sheets as of December 31 (in millions):
	2006	2005
Funded status	$11.6	$(16.3)

Non-current asset	$11.6	$103.7
Non-current liabilities	—	(117.8)
The additional minimum liability (AML) for 2006 and the impact of the adoption of SFAS 158 at December 31, 2006 are as follows (in millions):

	12/31/06		12/31/06		12/31/06
	Balance	AML	Balance	Adjustment	Balance
	Prior to AML	Adjustment	Post AML	to Initially	Post AML
	& SFAS 158	Per	Pre-SFAS 158	Apply	& SFAS 158
	Adjustment	SFAS 87	Adjustment	SFAS 158	Adjustment
Prepaid pension asset	$104.1	$0.4	$104.5	$(104.5)	$—
Accrued pension liability	(117.8)	117.8	—	—	—
Intangible asset	0.7	(0.7)	—	—	—
Non-current asset	—	—	—	11.6	11.6
Deferred tax asset	46.8	(46.8)	—	37.8	37.8
AOCI, net of taxes	70.3	(70.3)	—	55.1	55.1
Amounts before tax benefit that have not been recognized as components of net periodic benefit cost included in AOCI at December 31, 2006 are as follows (in millions):

2006
Net actuarial loss	$92.3
Prior service cost	0.6

Total AOCI before tax benefit	$92.9

The accumulated benefit obligation for the BFI Pension Plan was $358.6 million and $375.9 million at December 31, 2006 and 2005, respectively. The primary difference between the projected benefit obligation and the accumulated benefit obligation is that the projected benefit obligation includes assumptions about future compensation levels and the accumulated benefit obligation does not.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the components of net periodic benefit cost for the years ended December 31 2006, 2005 and 2004 and the projected net periodic benefit cost for 2007 (in millions):

	2007	2006	2005	2004
Service cost	$0.2	$0.2	$0.6	$0.8
Interest cost	21.1	21.1	20.7	20.6
Expected return on plan assets	(29.9)	(29.9)	(28.2)	(28.0)
Recognized net actuarial loss	5.0	6.9	6.8	7.2
Amortization of prior service cost	0.1	0.1	0.1	0.1
Curtailment loss (gain)	—	0.1	—	1.1

Net periodic benefit cost	$(3.5)	$(1.5)	$—	$1.8

The following table provides additional information regarding our pension plan for the years ended December 31 (in millions, except percentages):

	2006	2005	2004
Actual return on plan assets	$25.8	$39.5	$37.8
Actual rate of return on plan assets	7.2%	11.7%	11.9%
The assumptions used in the measurement of our benefit obligations for the current year and net periodic cost for the following year are shown in the following table (weighted average assumptions as of September 30):

	2006	2005	2004
Discount rate	6.00%	5.75%	6.00%
Average rate of compensation increase	5.00%	5.00%	5.00%
Expected return on plan assets	8.25%	8.50%	8.50%
In order to determine the discount rate used in the calculation of our obligations, our actuaries match the timing and amount of our expected pension plan cash outflows to maturities of high-quality bonds as priced on our measurement date. Where that timing does not correspond to a currently published high-quality bond rate, the actuary’s model uses an expected yield curve to determine an appropriate current discount rate. The yields on the bonds are used to derive a discount rate for the liability. The term of our liability, based on the actuarial expected retirement dates of our workforce, is approximately 16.5 years.
We determine the expected long-term rate of return by averaging the expected earnings for the target asset portfolio. In developing our expected rate of return assumption, we evaluate an analysis of historical actual performance and long-term return projections from our investment managers, which give consideration to our asset mix and the anticipated timing of our pension plan outflows.
We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for what we consider a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and our financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S and non-U.S. stocks as well as growth, value, and small and large capitalizations. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Historically, we have not invested in derivative instruments in our investment portfolio. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes our plan target allocation for 2007, actual asset allocations at September 30, 2006 and 2005, and expected long-term rate of return by asset category for calendar year 2006:

	Target	Percentage of plan assets		Weighted average expected
	allocation	at September 30,		long-term rate of return for
	2007	2006	2005	calendar year 2006
Equity securities	60%	59%	63%	5.86%
Debt securities	40%	41%	37%	2.34%

Total	100%	100%	100%

The following table provides the estimated future pension benefit payments (in millions):

Estimated future payments:
2007	$15.5
2008	14.2
2009	15.7
2010	17.4
2011	18.4
Thereafter	130.3
BFI Post Retirement Healthcare Plan —
The BFI Post Retirement Healthcare Plan provides continued medical coverage for certain former BFI employees following their retirement, including some employees subject to collective bargaining agreements. Eligibility for this plan is limited to (1) those BFI employees who had 10 or more years of service and were age 55 or older as of December 31, 1998, and (2) certain BFI employees in California who were hired on or before December 31, 2005 and who retire on or after age 55 with at least 30 years of service. Our related accrued liabilities were $6.4 million and $7.0 million at December 31, 2006 and 2005.
401(k) plan —
Allied sponsors the Allied Waste Industries, Inc. 401(k) Plan (Allied 401(k) Plan), a defined contribution plan, which is available to all eligible employees except those residing in Puerto Rico and those represented under certain collective bargaining agreements where benefits have been the subject of good faith bargaining. Effective January 1, 2005, Allied created the Allied Waste Industries, Inc. 1165(e) Plan (Puerto Rico 401(k) Plan), a defined contribution plan, for employees residing in Puerto Rico. Plan participant balances in the Allied 401(k) Plan for these employees were transferred to the new plan in early 2005. Eligible employees for either plan may contribute up to 25% of their annual compensation on a pre-tax basis. Participants’ contributions are subject to certain restrictions as set forth in the IRC and Puerto Rico Internal Revenue Code of 1994. Allied matches in cash 50% of employee contributions, up to the first 5% of the employee’s compensation. Participants’ contributions vest immediately, and the employer contributions vest in increments of 20% based upon years of service. BFI’s matching contributions totaled $2.4 million, $2.2 million and $2.3 million in 2006, 2005 and 2004, respectively.
9. Income Taxes
Allied manages its income tax affairs on a consolidated basis and as a result, BFI’s operating results are included in Allied’s consolidated federal income tax returns. For state income tax purposes, BFI’s operating results are included in certain of Allied’s state income tax returns or in its own tax returns in certain separate filing states.
The income tax provision in the accompanying consolidated statement of operations has been prepared on a separate company basis as required under SFAS No. 109, Accounting for Income Taxes, except that BFI recognizes the tax benefit of its current period operating losses as Allied effectively reimburses it for those benefits through the settlement process described below. Absent this exception, BFI’s net loss would have been substantially larger as it would not have been able to recognize the benefits attributable to its operating losses each year as realization of the related net operating loss carryforwards would be unlikely on a separate company basis.
At the end of each period, BFI settles its income tax provision (both current and deferred components) with Allied through the due from/to Parent account. As a result, the accompanying consolidated balance sheet does not include current taxes payable or deferred tax assets or liabilities.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BFI’s income tax provision includes Puerto Rican as well as state income taxes paid or payable of $15.3 million, $8.0 million and $17.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, as well as federal, Puerto Rican and state income tax benefits totaling $34.0 million, $61.6 million and $145.4 million, respectively. Such benefits primarily consist of the federal tax benefits applicable to BFI’s operating losses reimbursed by Allied through the due from/to Parent account.
The reconciliation of our income tax provision (benefit) at our federal statutory tax rate to the effective tax rate is as follows (in millions):

	For the Year Ended December 31,
	2006	2005	2004
Federal statutory tax benefit	$(69.5)	$(59.1)	$(126.1)
Consolidated state taxes, net of federal benefit	(3.2)	(14.1)	(15.8)
Non-deductible write-off of goodwill and business combination costs	—	—	1.1
Effect of foreign operations	4.0	6.1	2.8
Interest on tax contingencies, net of tax benefit	37.1	13.0	10.9
Prior year state matters	13.4	—	—
Other	(0.5)	0.5	(0.4)

Income tax benefit	$(18.7)	$(53.6)	$(127.5)

Income tax expense for 2006 includes interest charges totaling $19.6 million on previously recorded liabilities currently under review by the applicable taxing authorities as a result of developments during the fourth quarter; and adjustments attributable to prior periods totaling $13.4 million relating to two state income tax matters involving tax years prior to 2003 which were identified during the fourth quarter and which were determined to be immaterial to prior years' financial statements (an additional $3.6 million was charged to goodwill for one of these matters).
Income taxes have not been provided on the undistributed earnings of our Puerto Rican subsidiaries of $21.9 million and $22.2 million as of December 31, 2006 and 2005, respectively, as such earnings are considered to be permanently invested in those subsidiaries. If such earnings were to be remitted to us as dividends, we would incur an additional $8.0 million of federal income taxes.
We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2003. Two significant matters relating to these audits are discussed below.
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

BROWNING-FERRIS INDUSTRIES, LLC
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
In April 2005, the Appeals Office of the IRS upheld the disallowance of the capital loss deduction. As a result, in late April 2005 we paid a deficiency to the IRS of $23 million for BFI tax years prior to the acquisition. In July 2005, we filed a suit for refund in the United States Court of Federal Claims. In December 2005, the government filed a counterclaim for assessed interest of $12.8 million and an assessed penalty of $5.4 million. The IRS has agreed to suspend the collection of the assessed interest and penalty until a decision is rendered on our suit for refund.
Based on the complexity of the case, we estimate it will likely take a number of years to fully try the case and obtain a decision. Furthermore, depending on the circumstances at that time, the losing party may appeal the decision to the United States Court of Appeals for the Federal Circuit. A settlement, however, could occur at any time during the litigation process.
The remaining tax years affected by the capital loss issue are currently being audited or reviewed by the IRS. A decision by the Court of Federal Claims in the pending suit for refund, or by the Federal Circuit if the case is appealed, should resolve the issue in these years as well. If we were to win the case, the initial payments would be refunded to us. If we were to lose the case, the deficiency associated with the remaining tax years would be due. If we were to settle the case, the settlement would likely cover all affected tax years and any resulting deficiency would become due in the ordinary course of the audits.
On July 12, 2006, the Federal Circuit reversed a decision by the Court of Federal Claims favorable to the taxpayer in Coltec v. United States, 454 F.3d 1340 (Fed. Cir. 2006), in a case involving a similar transaction. We are not a party to this proceeding. The Federal Circuit nonetheless affirmed the taxpayer’s position regarding the technical interpretation of the relevant tax code provisions.
Although we continue to believe that our suit for refund in the Court of Federal Claims is factually distinguishable from Coltec, the legal bases upon which the decision was reached by the Federal Circuit may impact our litigation.
If the capital loss deduction is fully disallowed, we estimate it could have a potential federal and state cash tax impact (excluding penalties) of approximately $280 million, of which approximately $33 million has been paid, plus accrued interest through December 31, 2006 of approximately $131 million ($79 million net of tax benefit). Additionally, the IRS could ultimately impose penalties and interest on those penalties for any amount up to approximately $130 million, after tax.
In April 2002, we exchanged minority partnership interests in four waste to energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly-owned subsidiaries. The IRS is contending that the exchange was a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $160 million plus accrued interest through December 31, 2006 of approximately $31 million ($19 million, net of tax benefit). Also, the IRS could propose a penalty of up to 40% of the additional income tax due. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.
The potential tax and interest (but not penalties or penalty-related interest) impact of the above matters has been fully reserved on our consolidated balance sheet. With regard to tax and accrued interest through December 31, 2006, a disallowance would not materially affect our consolidated results of operations; however, a deficiency payment would adversely impact our cash flow in the period the payment was made. The accrual of additional interest charges through the time these matters are resolved will affect our consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Commitments and Contingencies
Litigation —
We are subject to extensive and evolving laws and regulations and have implemented our own safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings for a particular period. We accrue for legal matters and regulatory compliance contingencies when such costs are probable and can be reasonably estimated. During the year ended December 31, 2005, we reduced our selling, general and administrative expenses by $16.9 million related to accruals for legal matters, primarily established at the time of the BFI acquisition. Except as described in Note 9, Income Taxes, in the discussion of our outstanding tax dispute with the IRS, we do not believe that matters in process at December 31, 2006 will have a material adverse effect on our consolidated liquidity, financial position or results of operations.
In the normal course of conducting our landfill operations, we are involved in legal and administrative proceedings relating to the process of obtaining and defending the permits that allow us to operate our landfills.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In September 1999, neighboring parties and the county drainage district filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from an unrelated dispute years ago related to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 2.4 million tons at December 31, 2006. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a judgment issued by a Texas state trial court in the civil lawsuit effectively revoked the expansion permit that was granted by the TCEQ in 2001, which would require us to operate the landfill according to a prior permit granted in 1988. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.
In April 2006, the Texas Court of Appeals ruled on the civil litigation. The court dissolved the permanent injunction, which would have effectively prevented us from operating the landfill under the expansion permit, but also required us to pay a damage award of approximately $2 million plus attorney fees and interest. On April 27, 2006, all parties filed motions for rehearing, which were denied by the Texas Court of Appeals. All parties have filed petitions for review to the Texas Supreme Court. The Texas Supreme Court has not yet decided if they will grant or deny review.
Royalties —
In connection with certain acquisitions, we have entered into agreements to pay royalties based on waste tonnage disposed at specified landfills. The payments are generally payable quarterly and amounts earned, but not paid, are accrued in the accompanying consolidated balance sheets. Royalties are accrued as tonnage is disposed of in the landfill.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease agreements —
We have operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year at December 31, 2006 are as follows (in millions):

2007	$18.7
2008	5.7
2009	5.2
2010	4.9
2011	4.3
Thereafter	20.8

Total	$59.6

Rental expense under such operating leases was approximately $19.6 million, $23.4 million, and $30.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.
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
These financial instruments are issued in the normal course of business and are not debt of the company. Since we currently have no liability for these financial assurance instruments, they are not reflected in the accompanying consolidated balance sheets. However, we have recorded capping, closure and post-closure liabilities and self-insurance as the liabilities are incurred. The underlying obligations of the financial assurance instruments would be valued and recorded in the consolidated balance sheets if it is probable that we would be unable to perform our obligations under the financial assurance contracts. We do not expect this to occur.
Guarantees —
We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that relate to our activities prior to the divestiture and that may become known in the future. As of December 31, 2006, we estimate the contingent obligations associated with these indemnifications to be insignificant.
We have entered into agreements to guarantee the value of certain property that is adjacent to certain landfills to the property owners. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees were accounted for in accordance with SFAS No. 5 in the consolidated financial statements. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FIN 45. We estimate that the contingent obligations associated with these indemnifications are not significant at December 31, 2006 and 2005.

BROWNING-FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Related Party Transactions
All treasury functions are maintained by Allied. The amount due to Parent represents the net impact of debt issues and repayments, the settlement of our income tax provisions and other operating activities. No interest is owed on the amount due to Parent.
Allied provides us with a variety of management and administrative services in exchange for a fee which is based on revenues. Such fees, which are included in selling, general and administrative expenses in the consolidated statement of operations, totaled $31.4 million, $29.7 million and $29.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. We also participate in Allied’s general liability, automobile liability and workers compensation insurance programs and are allocated a portion of the related costs on an annual basis based on our payroll. Prior to 2006, our costs for this coverage approximated the actual amount of losses we incurred each year. Such costs are included in cost of operations in the consolidated statement of operations and totaled $58.0 million and $60.3 million for the years ended December 31, 2005 and 2004, respectively. Beginning in 2006, Allied modified its allocation methodology to include costs associated with third party insurance premiums as well as claims administration. Costs allocated to us for participation in Allied’s insurance programs totaled $85.3 million in 2006. Had Allied included the costs associated with third party insurance premiums and claims administration in 2005 and 2004, our operating costs would have increased by $12.0 million and $13.4 million, respectively.
We provide and receive collection and disposal services from Allied and certain of its subsidiaries, which are recorded in our consolidated statement of operations. Related revenues for the years ended December 31, 2006, 2005 and 2004 were approximately $132.3 million, $137.8 million and $137.8 million, respectively, while related expenses were $62.9 million, $52.2 million, and $50.6 million, respectively, recorded in cost of operations.
We sell trade receivables at a discount to another subsidiary of Allied in connection with Allied’s secured receivables loan program. In connection with the sales, we recognized a loss of approximately $5.8 million, $5.0 million and $13.4 million recorded in selling, general and administrative expenses for the years ended December 31, 2006, 2005 and 2004, respectively. We recorded a note receivable due from affiliate as part of the initial sale of receivables with a balance of approximately $10.5 million and $16.1 million at December 31, 2006 and 2005, respectively, in due to Parent. Allocated interest income on the note receivable was approximately $0.6 million, $1.0 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.
In 2001, we entered into lease agreements with certain subsidiaries of Allied for equipment and vehicles. The associated lease expense, included in cost of operations totals $15.1 million, $18.8 million and $24.8 million, in 2006, 2005 and 2004, respectively.
Financial Statement Schedule -
Schedule II – Valuation and Qualifying Accounts (in millions):

	Balance at	Charges to	Other	Write-offs/	Balance at
	12/31/03	Expense	Charges(1)	Payments	12/31/04
Receivable realization allowance	$7.5	$2.1	$0.8	$(6.3)	$4.1

	Balance at	Charges to	Other	Write-offs/	Balance at
	12/31/04	Expense	Charges(1)	Payments	12/31/05
Receivable realization allowance	$4.1	$3.8	$—	$(3.7)	$4.2

	Balance at	Charges to	Other	Write-offs/	Balance at
	12/31/05	Expense	Charges(1)	Payments	12/31/06
Receivable realization allowance	$4.2	$3.9	$—	$(3.3)	$4.8

(1)	Amounts primarily relate to acquired and divested companies.

ALLIED WASTE INDUSTRIES, INC.
3. Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement dated November 16, 2006, among Allied Waste Industries, Inc., the selling stockholders listed on Schedule B thereto, and UBS Securities LLC. Exhibit 1.1 to Allied’s Report on Form 8-K dated November 22, 2006, is incorporated by reference herein.

2.1	Amended and Restated Agreement and Plan of Reorganization between Allied Waste Industries, Inc. and Rabanco Acquisition Company, Rabanco Acquisition Company Two, Rabanco Acquisition Company Three, Rabanco Acquisition Company Four, Rabanco Acquisition Company Five, Rabanco Acquisition Company Six, Rabanco Acquisition Company Seven, Rabanco Acquisition Company Eight, Rabanco Acquisition Company Nine, Rabanco Acquisition Company Ten, Rabanco Acquisition Company Eleven, and Rabanco Acquisition Company Twelve. Exhibit 2.4 to Allied’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.

2.2	Agreement and Plan of Merger dated as of August 10, 1998 by and among Allied Waste Industries, Inc., AWIN II Acquisition Corporation and American Disposal Services, Inc. Exhibit 2 to Allied’s Report on Form 8-K filed August 21, 1998 is incorporated herein by reference.

2.3	Agreement and Plan of Merger dated as of March 7, 1999 by and among Allied Waste Industries, Inc., AWIN I Acquisition Corporation and Browning-Ferris Industries, Inc. Exhibit 2 to Allied’s Report on Form 8-K filed March 16, 1999 is incorporated herein by reference.

3.1	Amended Certificate of Incorporation of Allied. Exhibit 3.1 to the Company’s Report on Form 10-K/A for the fiscal year ended December 31, 1996 is incorporated herein by reference.

3.1(i)	Amendment to Amended Certificate of Incorporation of Allied dated October 15, 1998. Exhibit 3.4 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.

3.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation of Allied dated January 23, 2003. Exhibit 3.1(ii) to the Company’s Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company as of May 13, 1997. Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference.

3.2(i)	Amendment to the Amended and Restated Bylaws of the Company, effective June 30, 1999. Exhibit 3.2 to Allied’s Report on Form 10-K for the year ended December 31, 1999 is incorporated herein by reference.

3.2(ii)	Amendment No. 2 to the Amended and Restated Bylaws of Allied Waste Industries, Inc., effective June 24, 2003. Exhibit 3.2 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference.

3.3	Certificate of Designations of 6 1/4% Series C Senior Mandatory Convertible Preferred Stock of Allied Waste Industries, Inc., as filed with the Delaware Secretary of State on April 8, 2003. Exhibit 3.01 to Allied’s Current Report on Form 8-K dated April 10, 2003 is incorporated by reference.

ALLIED WASTE INDUSTRIES, INC.
Exhibit No.	Description
4.1	Eighth Supplemental Indenture relating to the 8 1/2% Senior Notes due 2008, dated November 27, 2001, among Allied NA, certain guarantors signature thereto, and U.S. Bank National Association, formerly U.S. Bank Trust National Association, as Trustee. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-82362) is incorporated by reference.

4.2	Sixth Supplemental Indenture relating to the 8 7/8% Senior Notes 2008, dated January 30, 2001, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2001 is incorporated herein by reference.

4.3	Amendment No. 1 to Sixth Supplemental Indenture relating to the 8 7/8% Senior Notes due 2008, dated as of June 29, 2001, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.2 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.4	Senior Indenture relating to the 1998 Senior Notes dated as of December 23, 1998, by and among Allied NA and U.S. Bank Trust National Association, as Trustee, with respect to the 1998 Senior Notes and Exchange Notes. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.5	Seven Year Series Supplemental Indenture relating to the 1998 Seven Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.4 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.6	Form of Series B Seven Year Notes. Exhibit 4.25 to Allied’s Report on Form 10Q for the quarter ended March 31, 2004 is incorporated herein by reference.

4.7	Ten Year Series Supplemental Indenture relating to the 1998 Ten Year Notes, dated December 23, 1998, among Allied NA, the Guarantors and the Trustee. Exhibit 4.6 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.8	Form of Series B Ten Year Notes. Exhibit 4.7 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.9	Fourth Supplemental Indenture relating to the 1998 Senior Notes, dated as of July 30, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.26 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2000 is incorporated herein by reference.

4.10	Fifth Supplemental Indenture relating to the 1998 Senior Notes, dated as of December 29, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.27 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2000 is incorporated herein by reference.

4.11	Seventh Supplemental Indenture relating to the 1998 Senior Notes and the 8 7/8% Senior Notes due 2008, dated as of June 29, 2001, among Allied NA, certain guarantors signatory thereto and U.S. Bank Trust National Association, as Trustee. Exhibit 4.21 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.12	Restated Indenture relating to debt issued by Browning-Ferris Industries, Inc., dated September 1, 1991, among BFI and First City, Texas-Houston, National Association, as Trustee. Exhibit 4.22 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.
Exhibit No.	Description
4.13	First Supplemental Indenture relating to the debt issued by Browning-Ferris Industries, Inc., dated July 30, 1999, among Allied, Allied NA, Browning-Ferris Industries, Inc. and Chase Bank of Texas, National Association, as Trustee. Exhibit 4.23 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.14	Subordinated Indenture, dated July 30, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee, regarding the 10% Senior Subordinated Notes due 2009 of Allied NA. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-91539) is incorporated herein by reference.

4.15	First Supplemental Indenture, dated July 30, 1999 among Allied NA, certain subsidiaries of Allied NA and U.S. Bank Trust, National Association, as Trustee, regarding 10% Senior Subordinated Notes due 2009 of Allied NA. Exhibit 4.3 to Allied’s Report on Form 8-K dated August 10, 1999 is incorporated herein by reference.

4.16	Second Supplemental Subordinated Indenture relating to the 10% Senior Subordinated Notes due 2009 of Allied NA, dated December 29, 1999, among Allied NA, certain guarantors signatory thereto, and U.S. Bank Trust National Association, as Trustee. Exhibit 4.2 to Allied’s Registration Statement on Form S-4 (No. 333-91539) is incorporated herein by reference.

4.17	Ninth Supplemental Indenture relating to the 9 1/4% Senior Notes due 2012, dated November 15, 2002, among Allied NA, certain guarantors signatory thereto, and U.S. Bank National Association as Trustee. Exhibit 10.75 to Allied’s Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

4.18	Registration Rights Agreement, dated as of November 10, 2003, by and among the Company, the Guarantors and the initial purchasers, relating to $350 million aggregate principal amount of 6-1/2% Senior Notes due 2010. Exhibit 10.4 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference.

4.19	Eleventh Supplemental Indenture relating to the 6 1/2% Senior Notes due 2010, dated November 10, 2003, among Allied NA, certain guarantors signatory thereto, and U.S. Bank National Association as Trustee. Exhibit 10.5 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference.

4.20	Twelfth Supplemental Indenture governing the 5 3/4% Series A Senior Notes due 2011, dated January 27, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.58 to Allied Report on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

4.21	Thirteenth Supplemental Indenture governing the 6 1/8% Series A Senior Notes due 2014, dated January 27, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.59 to Allied Report on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

4.22	Second Amended and Restated Registration Rights Agreement, dated as of December 18, 2003, between Allied and the purchasers of the Series A Convertible Preferred Stock and related parties. Exhibit 10.60 to Allied Report on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.
Exhibit No.	Description
4.23	Third Amended and Restated Shareholders Agreement, dated as of December 18, 2003, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.61 to Allied’s Report on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

4.24	Registration Rights Agreement, dated as of April 20, 2004, by and among the Company, the Guarantors and the initial purchasers, relating to $275 million aggregate principal amount of 6 3/8% Senior Notes due 2011. Exhibit 10.20 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

4.25	Registration Rights Agreement, dated as of April 20, 2004, by and among the Company, the Guarantors and the initial purchasers, relating to $400 million aggregate principal amount of 7 3/8% Senior Notes due 2014. Exhibit 10.21 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

4.26	Fourteenth Supplemental Indenture governing the 7 3/8% Series A Senior Notes due 2014, dated April 20, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.22 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

4.27	Fifteenth Supplemental Indenture governing the 6 3/8% Series A Senior Notes due 2011, dated April 20, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.23 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

4.28	Indenture, dated as of April 20, 2004, among Allied Waste Industries, Inc., and U.S. Bank Trust National Association, as Trustee, regarding the 4 1/4% Senior Subordinated Convertible Debentures due 2034 of Allied Waste Industries, Inc. Exhibit 10.24 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

4.29	Tenth Supplemental Indenture governing the 7 7/8% Senior Notes due 2013, dated April 9, 2003, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated April 10, 2003 is incorporated by reference.

4.30	Form of 8 1/2% Senior Notes due 2008 (included in Exhibit 4.1).

4.31	Form of 8 7/8% Senior Notes due 2008. Exhibit 4.3 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.32	Form of 10% Series B Senior Subordinated Notes due 2009 (included in Exhibit 4.14) is incorporated herein by reference.

4.33	First Supplemental Indenture, dated as of December 31, 2004, between Browning-Ferris Industries, Inc., BBCO, and JP Morgan Chase Bank, National Association as trustee. Exhibit 4.33 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

4.34	Sixteenth Supplemental Indenture, dated as of March 9, 2005, among the Registrant, Allied Waste North America, Inc., and U.S. Bank National Association, to the Indenture dated as of December 23, 1998 concerning the issuance of Senior Notes due 2015. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated March 10, 2005 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.
Exhibit No.	Description
4.35	Registration Rights Agreement, dated as of March 9, 2005, among the Registrant, Allied Waste North America, Inc., J.P. Morgan Securities Inc., UBS Securities LLC, Credit Suisse First Boston LLC, Wachovia Capital Markets, LLC, Banc of America Securities LLC, BNP Paribas Securities Corp., Calyon Securities (USA) and Scotia Capital (USA) Inc. concerning the registration of the 7 1/4% Senior Notes due 2015. Exhibit 1.02 to Allied’s Current Report on Form 8-K dated March 10, 2005 is incorporated herein by reference.

4.36	Supplemental Indenture to the Subordinated Supplemental Indenture, dated as of March 9, 2005, among Allied Waste North America, Inc., certain guarantors and U.S. Bank National Association, concerning the 10% Senior Subordinated Notes due 2009. Exhibit 1.03 to Allied’s Current Report on Form 8-K dated March 10, 2005 is incorporated herein by reference.

4.37	Supplemental Indenture to the Second Supplemental Indenture, dated as of March 9, 2005, among Allied Waste North America, Inc., certain guarantors and U.S. Bank National Association, concerning the 7 5/8% Senior Notes due 2006. Exhibit 1.04 to Allied’s Current Report on Form 8-K dated March 10, 2005 is incorporated herein by reference.

4.38	Form of Certificate of Designations of Series D Senior Mandatory Convertible Preferred Stock of Allied Waste Industries, Inc. Exhibit 2 to Allied Waste Industries, Inc.’s Report on Form 8-A dated March 3, 2005 is incorporated herein by reference.

4.39	Seventeenth Supplemental Indenture governing the 7 1/8% Senior Notes due 2016, dated May 17, 2006, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated May 17, 2006 is incorporated herein by reference.

4.40	Second supplemental indenture to the sixth supplemental indenture governing the 8 7/8% Senior Notes due 2008, dated May 17, 2006, by and among Allied Waste North America, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee. Exhibit 1.03 to Allied’s Current Report on Form 8-K dated May 17, 2006 is incorporated herein by reference.

4.41	Registration Rights Agreement, dated as of May 17, 2006, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and the initial purchasers of the 7 1/8% Senior Notes due 2016. Exhibit 1.02 to Allied’s Current Report on Form 8-K dated May 17, 2006 is incorporated herein by reference.

4.42	Form of First Amendment, dated as of December 28, 2006, to the Third Amended and Restated Shareholders Agreement, dated as of December 18, 2003. Exhibit 10.1 to Allied’s Current Report on Form 8-K dated January 3, 2007 is incorporated herein by reference.

4.43	Form of First Amendment, dated as of December 28, 2006, to the Second Amended and Restated Registration Rights Agreement, dated as of December 18, 2003. Exhibit 10.2 to Allied’s Current Report on Form 8-K dated January 3, 2007 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.
Exhibit No.	Description
10.1	Securities Purchase Agreement dated April 21, 1997 between Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.; Laidlaw Inc. and Laidlaw Transportation, Inc.; and Allied Waste Industries, Inc. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

10.2	1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit B to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 28, 1994 is incorporated herein by reference.

10.3	First Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit 10.2 to Allied’s Quarterly Report on Form 10-Q dated August 10, 1995 is incorporated herein by reference.

10.4	Second Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan of Allied. Exhibit A to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 25, 1995 is incorporated herein by reference.

10.5	Third Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan dated January 1, 1998. Exhibit 4.41 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002 is incorporated herein by reference.

10.6	Fourth Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan dated January 1, 1998. Exhibit 4.42 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002 is incorporated herein by reference.

10.7	Fifth Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan dated May 26, 1999. Exhibit 4.43 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002 is incorporated herein by reference.

10.8	Sixth Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan, dated April 3, 2002. Exhibit 1 to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 12, 2002 is incorporated herein by reference.

10.9	Restated 1994 Non-Employee Director Stock Option Plan, dated April 3, 2002. Exhibit 2 to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 12, 2002 is incorporated herein by reference.

10.10	Restated 1994 Non-Employee Director Stock Plan effective February 5, 2004. Exhibit 10.17 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.11	Form of Nonqualified Stock Option Agreement under the Restated 1994 Non-Employee Director Stock Option Plan. Exhibit 10.61 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.12	1993 Incentive Stock Plan of Allied. Exhibit 10.3 to Allied’s Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.

10.13	Amendment to the 1993 Incentive Stock Plan dated January 1, 1998. Exhibit 4.45 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.
Exhibit No.	Description
10.14	Amendment to the Allied Waste Industries, Inc. 1993 Incentive Stock Plan dated June 20, 2000. Exhibit 4.46 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002 is incorporated herein by reference.

10.15	Amendment to the 1993 Incentive Stock Plan dated December 12, 2002. Exhibit 10.44 to Allied’s Annual Report on Form 10-K, dated March 26, 2003 is incorporated herein by reference.

10.16	Amendment to the 1993 Incentive Stock Plan – 2004-1, effective February 5, 2004. Exhibit 10.11 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.17	Amendment to the 1993 Incentive Stock Plan – 2004-2, effective February 5, 2004. Exhibit 10.12 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.18	Restated 1993 Incentive Stock Plan effective February 5, 2004. Exhibit 10.13 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.19	Amended and Restated 1994 Incentive Stock Plan. Exhibit 10.1 to Allied’s Quarterly Report on Form 10-Q dated May 31, 1996 is incorporated herein by reference.

10.20	First Amendment to the Amended and Restated 1994 Incentive Stock Plan dated January 1, 1998. Exhibit 4.44 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002 is incorporated herein by reference.

10.21	Second Amendment to the 1994 Incentive Stock Plan dated December 12, 2002. Exhibit 10.46 to Allied’s Annual Report on Form 10-K dated March 26, 2003 is incorporated herein by reference.

10.22	Amendment to the 1994 Incentive Stock Plan – 2004-1, effective February 5, 2004. Exhibit 10.14 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.23	Amendment to the 1994 Incentive Stock Plan – 2004-2, effective February 5, 2004. Exhibit 10.15 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.24	Restated 1994 Incentive Stock Plan effective February 5, 2004. Exhibit 10.16 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.25	Amended and Restated 1991 Incentive Stock Plan. Exhibit 3 to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 18, 2001 is incorporated herein by reference.

10.26	First Amendment to the 1991 Incentive Stock Plan dated August 8, 2001. Exhibit 4.14 to Allied’s Form 10-K for the year ended December 31, 2001 is incorporated herein by reference.

10.27	Second Amendment to Restated 1991 Incentive Stock Plan dated December 12, 2002. Exhibit 10.49 to Allied’s Annual Report on Form 10-K dated March 26, 2003 is incorporated herein by reference.

10.28	Third Amendment to the 1991 Incentive Stock Plan effective February 5, 2004. Exhibit 10.6 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.
Exhibit No.	Description
10.29	Fourth Amendment to the 1991 Incentive Stock Plan effective February 5, 2004. Exhibit 10.7 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.30	Amended and Restated 1991 Incentive Stock Plan effective February 5, 2004. Exhibit 10.8 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.31	First Amendment to the Amended and Restated 1991 Incentive Stock Plan (As Amended and Restated effective February 5, 2004). Exhibit 10.03 to Allied’s Report on Form 8-K dated December 10, 2004 is incorporated herein by reference.

10.32	Form of Nonqualified Stock Option Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.01 to Allied’s Report on Form 8-K dated December 10, 2004 is incorporated herein by reference.

10.33	Form of Performance-Accelerated Restricted Stock Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.62 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.34	Form of the First Amendment to the Performance-Accelerated Restricted Stock Agreement, dated January 1, 2002, under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.63 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.35	Form of the Second Amendment to the Performance-Accelerated Restricted Stock Agreement, dated July 1, 2004, under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.64 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.36	Form of Amendment dated December 30, 2005, to Performance-Accelerated Restricted Stock Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.99 to Allied’s Annual Report on Form 10-K dated December 31, 2005 is incorporated herein by reference.

10.37	Form of Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.02 to Allied’s Report on Form 8-K dated December 10, 2004 is incorporated herein by reference.

10.38	Form of Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.65 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.39	Form of the Amendment to the Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.66 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.40	Form of Amendment dated December 30, 2005, to Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.100 to Allied’s Form 10-K for the year ended December 31, 2005 is incorporated herein by reference.

10.41	Form of Nonqualified Stock Option Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated December 30, 2005 is incorporated herein by reference.

10.42	Form of Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.02 to Allied’s Current Report on Form 8-K dated December 30, 2005 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.
Exhibit No.	Description
10.43	Form of Nonqualified Stock Option Agreement under the Amended and Restated 1991 Incentive Stock Option Plan. Exhibit 10.01 to Allied’s Report on Form 8-K dated December 10, 2004 is incorporated herein by reference.

10.44	2006 Incentive Stock Plan. Exhibit 10.2 to Allied’s Form 10-Q for the quarter ended June 30, 2006 is incorporated herein by reference.

10.45	First Amendment to the Allied Waste Industries, Inc., 2006 Incentive Stock Plan dated July 27, 2006. Exhibit 10.1 to Allied’s Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.46	Amended and Restated Allied Waste Industries, Inc., 2006 Incentive Stock Plan dated July 27, 2006. Exhibit 10.2 to Allied’s Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.47*	First Amendment to the Amended and Restated Allied Waste Industries, Inc., 2006 Incentive Stock Plan dated July 27, 2006.

10.48	Form of Nonqualified Stock Option Agreement under the 2006 Incentive Stock Plan. Exhibit 10.3 to Allied’s Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.49	Form of Restricted Stock Agreement under the 2006 Incentive Stock Plan. Exhibit 10.4 to Allied’s Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.50	Form of Restricted Stock Units Agreement under the 2006 Incentive Stock Plan. Exhibit 10.5 to Allied’s Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.51	2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.7 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005 is incorporated herein by reference.

10.52	First Amendment to the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.02 to Allied’s Current Report on Form 8-K dated February 9, 2006 is incorporated herein by reference.

10.53	Form of Restricted Stock Agreement under the 2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.54	Form of Restricted Stock Units Agreement under the 2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.3 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.55	Form of Stock Option Agreement under the 2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.4 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.56	Form of Restricted Stock Units Agreement under the 2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.03 to Allied’s Current Report on Form 8-K dated December 30, 2005 is incorporated herein by reference.

10.57	Executive Deferred Compensation Plan effective February 5, 2004. Exhibit 10.9 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.
Exhibit No.	Description
10.58	2005 Executive Deferred Compensation Plan, effective December 1, 2004. Exhibit 10.71 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.59	Amendment dated December 29, 2005, to the Executive Deferred Compensation Plan and 2005 Executive Deferred Compensation Plan. Exhibit 10.98 to Allied’s Annual Report on Form 10-K dated December 31, 2005 is incorporated herein by reference.

10.60	Supplemental Executive Retirement Plan effective August 1, 2003. Exhibit 10.10 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.61	Allied Waste Industries, Inc. Supplemental Executive Retirement Plan, Restated Effective January 1, 2006. Exhibit 10.03 to Allied’s Current Report on Form 8-K dated February 9, 2006 is incorporated herein by reference.

10.62*	Amended and Restated Schedule A, dated November 1, 2006, to the Supplemental Executive Retirement Plan.

10.63	Long-Term Incentive Plan effective January 1, 2004. Exhibit 10.5 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.64	First Amendment to Allied Waste Industries, Inc. Long-Term Incentive Plan. Exhibit 10.9 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.65	Form of Award Letter under Allied Waste Industries, Inc. Long-Term Incentive Plan. Exhibit 10.10 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.66	2005 Senior Management Incentive Plan. Exhibit 10.5 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.67	Form of Participation Letter under 2005 Senior Management Incentive Plan. Exhibit 10.6 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.68	Summary of Individual Performance Goals under Senior Management Incentive Plan, as approved on August 1, 2005. Exhibit 10.11 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005 is incorporated herein by reference.

10.69	2005 Transition Plan for Senior and Key Management Employees. Exhibit 10.7 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.70	Form of Participation Letter under 2005 Transition Plan for Senior and Key Management Employees. Exhibit 10.8 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.71	2006 Executive Incentive Compensation Plan. Exhibit 10.10 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2006 is incorporated herein by reference.

10.72	2006 Senior Management Incentive Plan. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated February 9, 2006 is incorporated herein by reference.

10.73	Indemnification Agreement – Employees (Specimen Agreement). Exhibit 10.18 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.
Exhibit No.	Description
10.74*	Indemnification Agreement – Employees (List of Covered Persons).

10.75	Indemnification Agreement – Non-Employee Directors (Specimen Agreement). Exhibit 10.19 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.76*	Indemnification Agreement – Non-Employee Directors (List of Covered Persons).

10.77	Executive Employment Agreement between the Company and James E. Gray, effective January 3, 2001.

10.78	Executive Employment Agreement between the Company and Donald W. Slager effective January 1, 2004. Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.79	Executive Employment Agreement between the Company and Peter S. Hathaway effective January 1, 2004. Exhibit 10.3 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.80	Executive Employment Agreement between the Company and Steven M. Helm effective January 1, 2004. Exhibit 10.4 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.81	Separation Agreement and Release between the Company and Steven M. Helm effective August 31, 2006. Exhibit 10.7 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.82	Executive Employment Agreement for Donald A. Swierenga. Exhibit 10.12 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.83	Executive Employment Agreement between the Company and John J. Zillmer, dated May 27, 2005. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated May 27, 2005 is incorporated herein by reference.

10.84	Option Agreement between the Company and John J. Zillmer, dated May 27, 2005. Exhibit 10.02 to Allied’s Current Report on Form 8-K dated May 27, 2005 is incorporated herein by reference.

10.85	Restricted Stock Agreement between the Company and John J. Zillmer, dated May 27, 2005. Exhibit 10.03 to Allied’s Current Report on Form 8-K dated May 27, 2005 is incorporated herein by reference.

10.86	Summary of Performance Goals Under Restricted Stock Agreement between the Company and John J. Zillmer. Exhibit 10.12 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005 is incorporated herein by reference.

10.87	Indemnity Agreement between the Company and John J. Zillmer, dated May 27, 2005. Exhibit 10.04 to Allied’s Current Report on Form 8-K dated May 27, 2005 is incorporated herein by reference.

10.88	Summary of terms of interim housing arrangements, as approved on August 1, 2005, between the Company and John J. Zillmer. Exhibit 10.10 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005 is incorporated herein by reference.

10.89	Summary of Compensatory Elements of Amended and Restated Airplane Policy dated August 1, 2005. Exhibit 10.13 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.
Exhibit No.	Description
10.90	Executive Employment Agreement between the Company and John S. Quinn effective November 30, 2001. Exhibit 10.8 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.91	Amended and Restated Credit Agreement, dated April 29, 2003. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2003 is incorporated herein by reference.

10.92	Amended and Restated Collateral Trust Agreement, dated April 29, 2003, among Allied NA, certain of its subsidiaries, and JPMorgan Chase Bank, as Collateral Trustee. Exhibit 10.14 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.93	Amended and Restated Shared Collateral Pledge Agreement, dated April 29, 2003, among Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Trustee. Exhibit 10.13 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.94	Amended and Restated Shared Collateral Security Agreement, dated April 29, 2003, among Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Trustee. Exhibit 10.12 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.95	Amended and Restated Non-Shared Collateral Security Agreement, dated April 29, 2003, among Allied, Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Agent. Exhibit 10.10 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.96	Amended and Restated Non-Shared Collateral Pledge Agreement, dated April 29, 2003, among Allied, Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Agent. Exhibit 10.11 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.97	Amendment to Amended and Restated Credit Agreement, dated as of August 20, 2003. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated August 25, 2003 is incorporated by reference.

10.98	Amendment to Amended and Restated Credit Agreement, dated November 20, 2003. Exhibit 99.1 to Allied’s Current Report on Form 8-K dated November 26, 2003 is incorporated by reference.

10.99	Third Amendment and Restatement, dated March 30, 2004, to the Credit Agreement, dated as of July 21, 1999, as amended and restated as of August 20, 2003, and further amended and restated as of November 20, 2003. Exhibit 99.1 to Allied’s Current Report on Form 8-K dated April 15, 2004 is incorporated herein by reference.

10.100	Fourth Amendment dated as of June 16, 2004, to the Credit Agreement dated as of July 21, 1999, as amended and restated as of March 30, 2004. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2004 is incorporated herein by reference.

10.101	Credit Agreement dated as of July 21, 1999, as amended and restated as of March 21, 2005. Exhibit 10.11 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.
Exhibit No.	Description
10.102	Amendment dated as of November 14, 2005, to the Credit Agreement dated as of July 21, 1999 as amended and restated as of March 21, 2005, among Allied Waste Industries, Inc., Allied Waste North America, Inc.; the lenders part thereto; and JPMorgan Chase Bank, N.A., as administrative agent. Exhibit 10.101 to Allied’s Annual Report on Form 10-K dated December 31, 2005 is incorporated herein by reference.

10.103	Second amendment dated as of March 30, 2006, to the Credit Agreement dated as of July 21, 1999, as amended and restated as of March 21, 2005, among Allied Waste Industries, Inc., Allied Waste North America, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders and as Collateral Trustee for the Shared Collateral Secured Parties. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2006 is incorporated herein by reference.

10.104	Third amendment dated as of July 26, 2006, to the Credit Agreement dated as of July 21, 1999, as amended and restated as of March 21, 2005, among Allied Waste Industries, Inc., Allied Waste North America, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders and as collateral trustee for the Shared Collateral Secured Parties. Exhibit 10.6 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.105	Exchange Agreement, dated July 31, 2003, by and among Allied Waste Industries, Inc., and the Parties Listed on Schedule I thereto. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated August 6, 2003 is incorporated by reference.

10.106	Receivables Sale Agreement, dated as of March 7, 2003, among Allied Waste North America, Inc, as originators and Allied Receivables Funding Incorporated as buyer. Exhibit 10.67 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.107	Credit and Security Agreement, dated as of March 7, 2003, among Allied Receivables Funding Incorporated as borrower, Allied Waste North America, Inc. as servicer, Blue Ridge Asset Funding Corporation as a lender, Wachovia Bank, National Association as a lender group agent and Wachovia Bank, National Association as agent. Exhibit 10.68 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.108	Sixth Amendment to Receivables Sale Agreement, effective September 30, 2004. Exhibit 10.69 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.109	Seventh Amendment to Credit and Security Agreement, effective September 30, 2004. Exhibit 10.70 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.110	Eighth Amendment to the Receivables Sale Agreement, dated May 31, 2005 among Allied Waste North America, Inc., as originators and Allied Receivables Funding Incorporated as buyer. Exhibit 10.53 to Allied’s Registration Statement on Form S-4 (No. 333-126239) is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.
Exhibit No.	Description
10.111	Ninth Amendment to the Credit and Security Agreement, dated May 31, 2005 among Allied Receivables Funding Incorporated as borrower, Allied Waste North America, Inc. as servicer, Blue Ridge Asset Funding Corporation as a lender, Wachovia Bank, National Association as agent, liquidity bank and lender group agent, Atlantic Asset Securitization Corp., as a lender and Calyon New York Branch, as Atlantic group agent and as Atlantic liquidity bank. Exhibit 10.54 to Allied’s Registration Statement on Form S-4 (No. 333-126239) is incorporated herein by reference.

10.112	Participation Agreement between the Company and CoreTrust Purchasing Group LLC, the exclusive agent, for the purchase by the Company of certain goods and services effective July 1, 2006. Exhibit 10.4 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2006 is incorporated herein by reference.

10.113*	Amended and Restated Credit and Security Agreement Dated as of May 30, 2006 among Allied Receivables Funding Incorporated as borrower, Allied Waste North America, Inc., as servicer, Variable Funding Capital Company LLC, as a lender, Wachovia Bank National Association, as agent, liquidity bank and lender group agent, Atlantic Asset Securitization Corp., as a lender and Calyon New York Branch, as Atlantic group agent and as Atlantic liquidity bank.

12.1*	Ratio of earnings to fixed charges and preferred stock dividends.

14*	Allied Waste Industries Code of Ethics.

21*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Section 302 Certifications of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer.

31.2*	Section 302 Certifications of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

*	Filed herewith

Signatures
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED WASTE INDUSTRIES, INC.
Date: February 22, 2007	By:	/s/ Peter S. Hathaway
Peter S. Hathaway
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman of the Board of Directors and
/s/ John J. Zillmer	Chief Executive Officer	2/22/07

John J. Zillmer	(Principal Executive Officer)

Executive Vice President and
/s/ Peter S. Hathaway	Chief Financial Officer	2/22/07

Peter S. Hathaway	(Principal Financial Officer)

Senior Vice President, Controller, and
/s/ John S. Quinn	Chief Accounting Officer	2/22/07

John S. Quinn	(Principal Accounting Officer)

/s/ Robert Agate		2/21/07

Robert Agate	Director

/s/ Charles H. Cotros		2/21/07

Charles H. Cotros	Director

/s/ James W. Crownover		2/21/07

James W. Crownover	Director

/s/ Stephanie Drescher		2/21/07

Stephanie Drescher	Director

/s/ David I. Foley		2/21/07

David I. Foley	Director

/s/ William J. Flynn		2/21/07

William J. Flynn	Director

/s/ Dennis Hendrix		2/21/07

Dennis Hendrix	Director

/s/ Nolan Lehmann		2/21/07

Nolan Lehmann	Director

/s/ Steven Martinez		2/21/07

Steven Martinez	Director

/s/ James A. Quella		2/21/07

James A. Quella	Director

/s/ John M. Trani		2/21/07

John M. Trani	Director

EXHIBIT INDEX
10.47*	First Amendment to the Amended and Restated Allied Waste Industries, Inc., 2006 Incentive Stock Plan dated July 27, 2006.

10.62*	Amended and Restated Schedule A, dated November 1, 2006, to the Supplemental Executive Retirement Plan.

10.74*	Indemnification Agreement — Employees (List of Covered Persons).

10.76*	Indemnification Agreement — Non-Employee Directors (List of Covered Persons).

10.77	Executive Employment Agreement between the Company and James E. Gray, effective January 3, 2001.

10.113*	Amended and Restated Credit and Security Agreement Dated as of May 30, 2006 among Allied Receivables Funding Incorporated as borrower, Allied Waste North America, Inc., as servicer, Variable Funding Capital Company LLC, as a lender, Wachovia Bank National Association, as agent, liquidity bank and lender group agent, Atlantic Asset Securitization Corp., as a lender and Calyon New York Branch, as Atlantic group agent and as Atlantic liquidity bank.

12.1*	Ratio of earnings to fixed charges and preferred stock dividends.

14*	Allied Waste Industries Code of Ethics.

21*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Section 302 Certifications of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer.

31.2*	Section 302 Certifications of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

* Filed herewith