Form 10-Q
period 2007-03-31
ALLIED WASTE INDUSTRIES INC
filed 2007-05-02
CIK 848865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-14705
ALLIED WASTE INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0228636
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
18500 North Allied Way, Phoenix, Arizona 85054
(Address of principal executive offices and zip code)
(480) 627-2700
(Registrant’s telephone number, including area code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding as of April 26, 2007

Common Stock	369,983,437

ALLIED WASTE INDUSTRIES, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets	1
Consolidated Statements of Operations	2
Consolidated Statements of Cash Flows	3
Notes to Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	38

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3. Defaults upon Senior Securities	41

Item 4. Submission of Matters to a Vote of Security Holders	41

Item 5. Other Information	41

Item 6. Exhibits	41

Signatures	43
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-31.1
EX-31.2
EX-32

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts, unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets —
Cash and cash equivalents	$49.8	$94.1
Accounts receivable, net of allowance of $19.7 and $18.6	700.0	692.8
Prepaid and other current assets	84.5	88.3
Deferred income taxes	42.9	172.5

Total current assets	877.2	1,047.7
Property and equipment, net	4,503.7	4,341.8
Goodwill	8,093.8	8,126.0
Other assets, net	301.7	295.5

Total assets	$13,776.4	$13,811.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$406.1	$236.6
Accounts payable	425.7	498.5
Current portion of accrued capping, closure, post-closure and environmental costs	89.8	95.8
Accrued interest	95.2	106.9
Other accrued liabilities	467.9	363.9
Unearned revenue	234.9	231.0

Total current liabilities	1,719.6	1,532.7
Long-term debt, less current portion	6,600.0	6,674.0
Deferred income taxes	173.9	357.3
Accrued capping, closure, post-closure and environmental costs, less current portion	793.1	769.5
Other long-term obligations	848.6	878.6
Commitments and Contingencies
Stockholders’ Equity —
Series D senior mandatory convertible preferred stock, $0.10 par value, 2.8 million shares authorized, 2.4 million shares issued and outstanding, liquidation preference of $250.00 per share, net of $19.2 million of issuance costs	580.8	580.8
Common stock, $0.01 par value, 525 million authorized shares, 368.9 million and 367.9 million shares issued and outstanding	3.7	3.7
Additional paid-in capital	2,813.8	2,802.0
Accumulated other comprehensive loss	(57.4)	(57.4)
Retained earnings	300.3	269.8

Total stockholders’ equity	3,641.2	3,598.9

Total liabilities and stockholders’ equity	$13,776.4	$13,811.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts, unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues	$1,456.7	$1,422.8
Cost of operations (exclusive of depreciation and amortization shown below)	931.0	931.3
Selling, general and administrative expenses	162.0	144.5
Depreciation and amortization	129.7	140.8
Gain from divestitures and asset impairments	(0.9)	—

Operating income	234.9	206.2
Interest expense and other	172.4	132.5

Income before income taxes from continuing operations	62.5	73.7
Income tax expense	28.2	34.2
Minority interests	(0.1)	(0.4)

Income from continuing operations	34.4	39.9
Income from discontinued operations, net of tax	5.5	1.3

Net income	39.9	41.2
Dividends on preferred stock	(9.4)	(14.7)

Net income available to common shareholders	$30.5	$26.5

Basic EPS:
Continuing operations	$0.07	$0.08
Discontinued operations	0.01	—

Net income available to common shareholders	$0.08	$0.08

Weighted average common shares	367.7	330.1

Diluted EPS:
Continuing operations	$0.07	$0.08
Discontinued operations	0.01	—

Net income available to common shareholders	$0.08	$0.08

Weighted average common and common equivalent shares	370.4	333.5

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities —
Net income	$39.9	$41.2
Discontinued operations, net of tax	(5.5)	(1.3)
Adjustments to reconcile net income to cash provided by operating activities— Provisions for:
Depreciation and amortization	129.7	140.8
Stock-based compensation expense	3.1	3.4
Doubtful accounts	5.7	4.7
Accretion of debt and amortization of debt issuance costs	5.4	5.5
Deferred income tax expense	20.5	28.9
Gain on sale of fixed assets	(2.0)	(0.9)
Non-cash reduction in acquisition accruals	(1.8)	(2.4)
Gain on divestitures and asset impairments	(0.9)	—
Write-off of deferred debt issuance costs	4.6	—
Change in operating assets and liabilities, excluding the effects of acquisitions—
Accounts receivable, prepaid expenses, inventories and other assets	(6.9)	4.0
Accounts payable, accrued liabilities, unearned income and other	(82.5)	(58.8)
Capping, closure and post-closure accretion	14.0	12.8
Capping, closure, post-closure and environmental expenditures	(9.8)	(10.3)

Cash provided by operating activities from continuing operations	113.5	167.6

Investing activities –
Cost of acquisitions, net of cash acquired	(53.7)	(10.6)
Proceeds from divestitures, net of cash divested	70.5	12.1
Proceeds from sale of fixed assets	3.8	3.9
Capital expenditures, excluding acquisitions	(223.8)	(195.7)
Capitalized interest	(4.5)	(4.1)
Other	(0.5)	0.9

Cash used for investing activities from continuing operations	(208.2)	(193.5)

Financing activities —
Proceeds from long-term debt, net of issuance costs	941.1	348.9
Payments of long-term debt	(866.8)	(255.0)
Payments of preferred stock dividends	(9.4)	(14.7)
Net change in disbursement account	(26.2)	(70.1)
Net proceeds from sale of common stock, exercise of stock options and other	8.6	0.9

Cash provided by financing activities from continuing operations	47.3	10.0

Discontinued operations -
Operating activities	3.1	4.2
Investing activities	—	(0.7)

Cash provided by discontinued operations	3.1	3.5

Decrease in cash and cash equivalents	(44.3)	(12.4)
Cash and cash equivalents, beginning of period	94.1	56.1

Cash and cash equivalents, end of period	$49.8	$43.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Allied Waste Industries, Inc. (Allied, we, us, our or the Company), a Delaware corporation, is the second largest, non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous waste collection, transfer, recycling and disposal services in 37 states and Puerto Rico, geographically identified by the Company as the Midwestern, Northeastern, Southeastern, Southwestern and Western regions.
The consolidated financial statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The December 31, 2006 balance sheet data included herein has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (GAAP). The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe that the presentations and disclosures herein are adequate when read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2006. The consolidated financial statements as of March 31, 2007, and for the three months ended March 31, 2007 and 2006 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments (except as otherwise disclosed in the notes) necessary to fairly state the financial position and results of operations for such periods. Operating results for interim periods are not necessarily indicative of the results for full years. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.
For the description of our significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 2006 in our Annual Report on Form 10-K.
Discontinued operations —
During the first quarter of 2007, we sold hauling, transfer and recycling operations in Florida as well as the stock in an unrelated immaterial subsidiary in a single transaction for net proceeds of approximately $69.4 million. The results of these operations, including those related to prior years, have been classified as discontinued operations in the accompanying consolidated financial statements.
A summary of discontinued operations on the consolidated balance sheet is as follows (in millions):

December 31, 2006
Accounts receivable, net	$8.6
Other current assets	0.4
Property and equipment, net	12.3

Total assets	$21.3

Current liabilities	$9.8

Total liabilities	$9.8

Results of operations for the discontinued operations were as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Revenues	$16.4	$15.9

Income before income taxes	$2.7	$2.2
Gain on divestiture	11.5	—
Income tax expense	8.7	0.9

Discontinued operations, net of tax	$5.5	$1.3

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Included in the results for discontinued operations for the three months ended March 31, 2007 is a gain of approximately $11.5 million ($3.8 million gain, net of tax) for the sale of the assets, including $39.2 million of goodwill, divested during the period. Discontinued operations for the three months ended March 31, 2007 and 2006 also included $2.7 million of pre-tax income ($1.7 million income, net of tax) and $2.2 million of pre-tax income ($1.3 million income, net of tax), respectively, from operations.
In accordance with Emerging Issues Task Force Issue No. 87-24, Allocation of Interest to Discontinued Operations, we allocate interest to discontinued operations based on a ratio of net assets sold to the sum of consolidated net assets plus consolidated debt. We do not allocate interest on debt that is directly attributable to other operations outside of the discontinued operations. We allocated approximately $0.2 million of interest expense to discontinued operations for both the three months ended March 31, 2007 and 2006.
Acquisitions —
During the first quarter of 2007, we acquired collection operations, two transfer stations and a landfill in our Western region for a total consideration of $61.7 million, of which $8.0 million was paid in April 2007. The pro forma effect of these acquisitions, individually and collectively, was not material.
Interest expense capitalized —
We capitalize interest in connection with the construction of our landfill assets. Actual acquisition, permitting and construction costs incurred, which relate to landfill assets under active development, qualify for interest capitalization. Interest capitalization ceases when the construction of a landfill asset is complete and available for use. During the three months ended March 31, 2007 and 2006, we capitalized interest expense of $4.5 million and $4.1 million, respectively.
Statements of cash flows —
The supplemental cash flow disclosures are as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Supplemental Disclosures -
Interest paid (net of amounts capitalized)	$138.5	$114.4
Income taxes paid (net of refunds)	1.8	4.7

Non-Cash Transactions -
Liabilities incurred or assumed in acquisitions	$1.7	$1.6
Accrued dividends on preferred stock	3.1	8.5
Stockholders’ equity —
Accumulated other comprehensive loss, included in stockholders’ equity, reflects our pension liability of $57.4 million, net of tax, at both March 31, 2007 and December 31, 2006.
Total comprehensive income is $39.9 million and $41.2 million for the three months ended March 31, 2007 and 2006, respectively.
Use of estimates —
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently issued accounting pronouncements —
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 155 (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for us beginning January 1, 2008. We are evaluating the impact of the adoption of SFAS 159 on our financial position and results of operations.
In September 2006, the FASB issued SFAS No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. We adopted the recognition provisions of this standard effective December 31, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the employer’s year-end reporting date. The measurement date provisions of SFAS 158 are effective for us for the year ending December 31, 2008. We do not expect the adoption of the measurement date provisions of SFAS 158 to have a material impact on our financial position or results of operations.
In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF 06-3). The EITF determined that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 was effective for us beginning January 1, 2007. We report sales taxes collected from customers on a net presentation basis. We report landfill taxes collected from customers on a gross basis as they create a direct obligation for us. Landfill taxes recorded during the three months ended March 31, 2007 and 2006 were $29.9 million and $32.5 million, respectively. The adoption of EITF 06-03 did not impact our financial position or results of operations.
In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain income tax positions. We adopted FIN 48 effective January 1, 2007; prior to that date, we recognized liabilities for uncertain tax positions when disallowance was probable and the related amount was estimable. Our adoption of FIN 48 was not material to our consolidated financial position; however, certain reclassifications of various income tax-related balance sheet amounts were required.
We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2003. Years subsequent to 2003 remain subject to examination.
As of January 1, 2007, we had unrecognized tax benefits of $629 million, $11 million of which would favorably impact our effective tax rate if subsequently recognized. As of March 31, 2007, we had unrecognized tax benefits of $633 million, $15 million of which would favorably impact our effective tax rate if subsequently recognized. As a result of the expected completion by the Appeals Office of the Internal Revenue Service (IRS) of its review of our 1998 and 1999 federal income tax returns, the amount of unrecognized tax benefits may decrease by $23 million during the next twelve months.
We have historically recognized interest and penalties relating to income tax matters as a component of income tax expense and will continue to do so under FIN 48. As of March 31, 2007, we have accrued $201 million for interest relating to income tax matters including $14 million accrued during the three months ended March 31, 2007. No amounts for penalties have been accrued.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Property and Equipment
The following tables show the activity and balances related to property and equipment from December 31, 2006 through March 31, 2007 (in millions):

	Property and Equipment
	Balance at		Sales	Acquisitions,	Transfers	Balance at
	December 31,	Capital	and	Net of	and	March 31,
	2006	Additions	Retirements	Divestitures	Other(1)	2007
Land and improvements	$477.8	$1.8	$—	$4.4	$6.3	$490.3
Land held for permitting as landfills	95.1	5.0	—	—	(7.6)	92.5
Landfills	4,267.8	31.6	—	47.5	12.4	4,359.3
Buildings and improvements	507.1	3.3	(0.7)	2.9	(3.6)	509.0
Vehicles and equipment	2,214.2	174.2	(23.4)	0.9	(0.5)	2,365.4
Containers and compactors	962.7	7.4	(4.1)	1.0	—	967.0
Furniture and office equipment	53.4	0.5	(0.3)	—	3.1	56.7

Total	$8,578.1	$223.8	$(28.5)	$56.7	$10.1	$8,840.2

	Accumulated Depreciation and Amortization
		Depreciation
	Balance at	and	Sales	Acquisitions,	Transfers	Balance at
	December 31,	Amortization	and	Net of	and	March 31,
	2006	Expense	Retirements	Divestitures	Other	2007
Land and improvements	$(37.1)	$(1.5)	$—	$—	$—	$(38.6)
Landfills	(2,090.7)	(49.7)	—	—	—	(2,140.4)
Buildings and improvements	(167.6)	(6.5)	0.7	—	(0.1)	(173.5)
Vehicles and equipment	(1,260.3)	(50.7)	21.9	2.9	(0.7)	(1,286.9)
Containers and compactors	(641.6)	(20.2)	3.9	0.6	—	(657.3)
Furniture and office equipment	(39.0)	(1.0)	0.2	—	—	(39.8)

Total	$(4,236.3)	$(129.6)	$26.7	$3.5	$(0.8)	$(4,336.5)

Property and equipment, net	$4,341.8	$94.2	$(1.8)	$60.2	$9.3	$4,503.7

(1)	Primarily relates to capitalized interest of $4.5 million (see Note 1) as well as a $5.6 million write-up to fair value for surplus land which was donated in April 2007.
Maintenance and repair expenses charged to cost of operations for the three months ended March 31, 2007 and 2006 were $121.8 million and $125.8 million, respectively. We recognized net pre-tax gains on the disposal of fixed assets for the three months ended March 31, 2007 and 2006 of $2.0 million and $0.9 million, respectively.
3. Goodwill and Intangible Assets
The following table shows the activity and balances related to goodwill by reporting unit from December 31, 2006 through March 31, 2007 (in millions):

	Balance at				Balance at
	December 31,				March 31,
	2006	Acquisitions	Divestitures	Adjustments(1)	2007
Midwestern	$2,156.4	$—	$—	$1.3	$2,157.7
Northeastern	1,762.9	—	—	1.1	1,764.0
Southeastern	1,579.0	—	(39.2)	1.1	1,540.9
Southwestern	1,372.9	—	—	0.9	1,373.8
Western	1,254.8	1.8	—	0.8	1,257.4

Total	$8,126.0	$1.8	$(39.2)	$5.2	$8,093.8

(1)	Includes income tax related adjustments associated with the acquisition of BFI in 1999.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Long-term Debt
Long-term debt at March 31, 2007 and December 31, 2006 consists of the amounts listed in the following table. The effective interest rates include our interest cost incurred, amortization of deferred debt issuance cost and amortization or accretion of discounts or premiums (in millions, except percentages).

	Debt Balance at		Effective Interest Rate
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006
2005 Revolver due 2012, ABR borrowings*	$—	$—	9.00%	9.75%
2005 Revolver due 2012, Adjusted LIBOR borrowings*	95.0	—	7.18	7.86
2005 Term Loan due 2014	1,105.0	1,105.0	7.27	7.34
Receivables secured loan	230.0	230.0	5.82	6.02
6.375% senior notes due 2008	158.7	157.9	8.34	8.34
8.50% senior notes due 2008	—	750.0	—	8.78
6.50% senior notes due 2010	350.0	350.0	6.76	6.76
5.75% senior notes due 2011	400.0	400.0	6.00	6.00
6.375% senior notes due 2011	275.0	275.0	6.63	6.63
9.25% senior notes due 2012	250.9	250.9	9.40	9.40
7.875% senior notes due 2013	450.0	450.0	8.09	8.09
6.125% senior notes due 2014	425.0	425.0	6.30	6.30
7.25% senior notes due 2015	600.0	600.0	7.43	7.43
7.125% senior notes due 2016	595.2	595.1	7.38	7.38
6.875% senior notes due 2017	750.0	—	7.04	—
9.25% debentures due 2021	96.3	96.3	9.47	9.47
7.40% debentures due 2035	295.0	294.4	8.03	8.03
4.25% senior subordinated convertible debentures due 2034	230.0	230.0	4.34	4.34
7.375% senior unsecured notes due 2014	400.0	400.0	7.55	7.55
Solid waste revenue bond obligations, principal payable through 2031	280.6	280.6	6.82	6.85
Notes payable to banks, finance companies, and individuals, interest rates of 2.37% to 11.25%, and principal payable through 2014, secured by vehicles, equipment, real estate or accounts receivable **	2.1	2.3	6.39	6.00
Obligations under capital leases of vehicles and equipment **	12.1	12.4	8.90	8.92
Notes payable to individuals and a commercial company, interest rates of 5.99% to 9.50%, principal payable through 2010, unsecured **	5.2	5.7	8.26	8.07

Total debt **	7,006.1	6,910.6	7.16	7.37
Less: Current portion	406.1	236.6

Long-term portion	$6,600.0	$6,674.0

*	Reflects weighted average interest rate, excludes fees.

**	Reflects weighted average interest rate.
2007 Refinancing —
In March 2007, we issued $750 million of 6.875% senior notes due 2017 and used the proceeds to fund a portion of our tender offer for our 8.50% senior notes due 2008. On March 28, 2007, we completed the amendment to our 2005 Credit Facility, which included re-pricing the 2005 Revolver and a two-year maturity extension for all facilities under the 2005 Credit Facility. The interest rate and fees for borrowings and letters of credit under the 2005 Revolver were reduced by 75 basis points. In addition, our fee for the unused portion of the 2005 Revolver was reduced by 37.5 basis points. We expensed approximately $45.4 million of costs related to premiums paid, write-off of deferred financing and other costs in connection with these transactions.
In April 2007, we completed an offering of $56.8 million of 5.20% unsecured tax-exempt bonds due 2018. At March 31, 2007, we had $281 million of tax-exempt bonds outstanding, which were originated by certain subsidiaries of ours prior to their acquisition.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2005 Credit facility —
At March 31, 2007, we had a senior secured credit facility, referred to as the 2005 Credit Facility, that included: (i) a $1.575 billion Revolving Credit Facility due March 2012 (the 2005 Revolver), (ii) a $1.105 billion Term Loan B due March 2014, referred to as the 2005 Term Loan, (iii) a $490 million Institutional Letter of Credit Facility due March 2014, and (iv) a $25 million Incremental Revolving Letter of Credit Facility due March 2012. Of the $1.575 billion available under the 2005 Revolver, the entire amount may be used to support the issuance of letters of credit. At March 31, 2007, we had $95.0 million of borrowings outstanding and $390.9 million in letters of credit drawn on the 2005 Revolver, leaving approximately $1.089 billion capacity available under the 2005 Revolver. Both the $25 million Incremental Revolving Letter of Credit Facility and $490 million Institutional Letter of Credit Facility were fully utilized at March 31, 2007.
The 2005 Credit Facility bears interest at (a) an Alternative Base Rate (ABR), or (b) an Adjusted LIBOR, both terms defined in the 2005 Credit Facility agreement, plus, in either case, an applicable margin based on our leverage ratio. Proceeds from the 2005 Credit Facility may be used for working capital and other general corporate purposes, including acquisitions.
We are required to make prepayments on the 2005 Credit Facility upon completion of certain transactions as defined in the 2005 Credit Facility, including asset sales and issuances of debt securities. Proceeds from these transactions, in certain circumstances, are required to be applied to amounts due under the 2005 Credit Facility pursuant to the 2005 Credit Facility agreement. We are also required to prepay a portion of the Term Loan with up to 50% of any excess cash flows from operations, as defined in the 2005 Credit Facility agreement. The agreement also requires scheduled amortization of the 2005 Term Loan and Institutional Letter of Credit Facility.
Senior notes —
In March 2007, we issued $750 million of 6.875% senior notes due 2017. The net proceeds were used to fund a portion of the tender offer for our 8.50% senior notes due 2008. Interest is payable semi-annually on June 1st and December 1st, beginning on December 1, 2007. These senior notes have a make-whole call provision that is exercisable at our option any time prior to June 1, 2012, at the stated redemption price. These notes may also be redeemed on or after June 1, 2012 at the stated redemption price.
Receivables secured loan —
We have an accounts receivable securitization program with two financial institutions that allows us to borrow up to $230 million on a revolving basis under a loan agreement secured by receivables. The agreements include a 364-day liquidity facility and a three-year purchase commitment. If we are unable to renew the liquidity facility when it matures on May 29, 2007, we will refinance any amounts outstanding with borrowings from our 2005 Revolver or with other long-term borrowings. Although we intend to renew the liquidity facility on May 29, 2007, and do not expect to repay the amounts within the next twelve months, the loan is classified as a current liability because it has a contractual maturity of less than one year.
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
At March 31, 2007, we were in compliance with all financial and other covenants under our 2005 Credit Facility. We are not subject to any minimum net worth covenants. At March 31, 2007, our EBITDA(1)/Interest ratio, as defined by the 2005 Credit Facility was 2.65:1 and total debt/EBITDA(1) ratio was 4.45:1.

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
All of our notes contain certain financial covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At March 31, 2007, we were in compliance with all applicable covenants.
Guarantees —
Substantially all of our subsidiaries are jointly and severally liable for the obligations under the 6.50% senior notes due 2010, the 5.75% senior notes due 2011, the 6.375% senior notes due 2011, the 9.25% senior notes due 2012, the 7.875% senior notes due 2013, the 6.125% senior notes due 2014, the 7.375% senior unsecured notes due 2014, the 7.25% senior notes due 2015, the 7.125% senior notes due 2016 and the 6.875% senior notes due 2017 issued by Allied Waste North America, Inc. (Allied NA), certain other debt issued by BFI and the 2005 Credit Facility through unconditional guarantees issued by current and future subsidiaries. Allied NA, our wholly-owned subsidiary, and Allied are jointly and severally liable for the obligations under the 6.375% senior notes due 2008, the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by BFI through an unconditional, joint and several, guarantee issued by Allied NA and Allied. At March 31, 2007, the maximum potential amount of future payments under the guarantees is the outstanding amount of the debt identified above and the amount for letters of credit issued under the 2005 Credit Facility. In accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), the guarantees are not recorded in our consolidated financial statements as they represent parent-subsidiary guarantees. We do not guarantee any third-party debt.
Collateral —
Our 2005 Credit Facility is secured by the stock of substantially all of our subsidiaries and a security interest in substantially all of our assets. A portion of the collateral that collateralizes the 2005 Credit Facility is shared as collateral with the holders of certain of our senior secured notes and debentures.
The senior secured notes and debentures are collateralized by the stock of substantially all of the Browning-Ferris Industries, LLC (BFI) subsidiaries along with certain other Allied subsidiaries and a security interest in the assets of BFI, its domestic subsidiaries and certain other Allied subsidiaries. As of March 31, 2007, the book value of the assets of the subsidiaries that serve as collateral for these notes and debentures was approximately $8.9 billion, which represents approximately 64% of our consolidated total assets.

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
At March 31, 2007, approximately 79% of our debt was fixed and 21% had variable interest rates. We had no interest rate swap contracts at March 31, 2007.
5. Landfill Accounting
Landfill accounting —
We have a network of 170 owned or operated active landfills with a net book value of approximately $2.2 billion at March 31, 2007. In addition, we own or have responsibility for 112 closed landfills.
We use a life-cycle accounting method for landfills and the related capping, closure and post-closure liabilities. This method applies the costs to be capitalized associated with acquiring, developing, closing and monitoring the landfills over the associated consumption of landfill capacity.
The amortizable landfill asset includes landfill development costs incurred, landfill development costs expected to be incurred over the life of the landfill, the recorded capping, closure and post-closure asset retirement obligation and the present value of cost estimates for future capping, closure and post-closure costs. We amortize the landfill asset over the remaining capacity of the landfill as volume is consumed during the life of the landfill with one exception. The exception applies to capping costs for which both the recognition of the liability and the amortization are based on the costs and capacity of each specific capping event.
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
Landfill assets —
The following is a rollforward of our investment in our landfill assets excluding project costs and land held for permitting as landfills (in millions):

Net Book	Net Book Value of Landfills		Capping,			Net Book
Value at	Acquired,	Landfill	Closure and			Value at
December 31,	Net of	Development	Post Closure	Landfill		March 31,
2006	Divestitures	Costs	Accruals	Amortization	Other (1)	2007
$2,177.1	$47.5	$36.1	$6.8	$(49.7)	$1.1	$2,218.9

(1)	Relates primarily to amounts transferred from land or land held for permitting as landfills to landfill for projects that have met the criteria for probable expansion during 2007.
Landfill amortization expense approximated $49.7 million and $61.7 million, respectively, or an average of $2.85 and $3.31 per ton consumed during the three months ended March 31, 2007 and 2006, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Capping, closure and post-closure and environmental costs —
We record landfill retirement obligations at fair value as a liability with a corresponding increase to the landfill asset as waste is disposed. Accretion expense is necessary to increase landfill retirement obligations to their future undiscounted value. We accrete our capping, closure and post-closure accrual balance using the applicable credit-adjusted, risk-free rate through a charge to cost of operations from the time the liability is recognized until the costs are paid.
Accretion expense for capping, closure and post-closure for the three months ended March 31, 2007 and 2006 was $14.0 million and $12.8 million, respectively, or an average of $0.80 and $0.69 per ton consumed, respectively.
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
The following table shows the activity and balances related to environmental accruals and for capping, closure and post-closure accruals related to open and closed landfills from December 31, 2006 through March 31, 2007 (in millions):

	Balance at				Balance at
	December 31,	Accretion			March 31,
	2006	Expense	Other(1)	Payments	2007
Environmental accruals	$217.3	$—	$1.3	$(6.4)	$212.2
Open landfills capping, closure, and post-closure accruals	429.3	9.2	12.2	0.1	450.8
Closed landfills capping, closure, and post-closure accruals	218.7	4.8	(0.1)	(3.5)	219.9

Total	$865.3	$14.0	$13.4	$(9.8)	$882.9

(1)	Amounts consist primarily of amounts accrued for capping, closure and post-closure liabilities and charged to landfill assets during the period.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Employee Benefit Plans
Components of net periodic benefit cost —
The following tables provide the components of net periodic benefit cost for the BFI Pension Plan and the supplemental executive retirement plan (SERP) (in millions):

	Three Months Ended March 31,
BFI Pension Plan:	2007	2006
Service cost	$0.1	$0.1
Interest cost	5.2	5.3
Expected return on plan assets	(7.5)	(7.5)
Recognized net actuarial loss	1.3	1.7
Amortization of prior service cost	0.0	0.0
Curtailment	—	0.0

Net periodic benefit cost	$(0.9)	$(0.4)

	Three Months Ended March 31,
SERP:	2007	2006
Service cost	$0.2	$0.2
Interest cost	0.2	0.2
Recognized net actuarial gain	0.0	(0.0)
Curtailment	0.0	(0.0)
Amortization of prior service cost	0.2	0.2

Net periodic benefit cost	$0.6	$0.6

7. Net Income Per Common Share
Net income per common share is calculated by dividing net income less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2007	2006
Basic earnings per share computation:
Income from continuing operations	$34.4	$39.9
Less: Dividends on preferred stock	9.4	14.7

Income from continuing operations available to common shareholders	$25.0	$25.2

Weighted average common shares outstanding	367.7	330.1

Basic earnings per share from continuing operations	$0.07	$0.08

Diluted earnings per share computation:
Income from continuing operations	$34.4	$39.9
Less: Dividends on preferred stock	9.4	14.7

Income from continuing operations available to common shareholders	$25.0	$25.2

Weighted average common shares outstanding	367.7	330.1
Dilutive effect of stock, stock options and contingently issuable shares	2.7	3.4

Weighted average common and common equivalent shares outstanding	370.4	333.5

Diluted earnings per share from continuing operations	$0.07	$0.08

In calculating earnings per share, we have not assumed conversion of the following securities into common shares since the effects of those conversions would not be dilutive common shares (in millions):

	Three Months Ended March 31,
	2007	2006
Stock options	8.9	11.6
Series C preferred stock	—	34.1
Series D preferred stock	60.8	60.8
Senior subordinated convertible debentures	11.3	11.3

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Commitments and Contingencies
Litigation —
We are subject to extensive and evolving laws and regulations and have implemented our own safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings for a particular period. We accrue for legal matters and regulatory compliance contingencies when such costs are probable and can be reasonably estimated. Except for the tax contingencies discussed below, we do not believe that matters in process at March 31, 2007 will have a material adverse effect on our consolidated liquidity, financial position or results of operations.
A consolidated amended class action complaint was filed against us and five of our current and former officers on March 31, 2005 in the U.S. District Court for the District of Arizona, consolidating three lawsuits previously filed on August 9, 2004, August 27, 2004 and September 30, 2004. The amended complaint asserted claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaint alleged that from February 10, 2004 to September 13, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated results for fiscal year 2004. The lawsuit sought an unspecified amount of damages. We filed a motion to dismiss the complaint on May 2, 2005. On December 15, 2005, the U.S. District Court for the District of Arizona granted our motion and dismissed the lawsuit with prejudice. The plaintiffs have appealed the dismissal to the Ninth Circuit Court of Appeals. On October 6, 2006, the plaintiffs filed their opening appellate brief. The Company and four individual defendants filed their brief in opposition on December 15, 2006, and the plaintiffs filed their reply brief on January 24, 2007. We do not believe the outcome of this matter will have a material adverse effect on our consolidated liquidity, financial position or results of operations.
In the normal course of conducting our landfill operations, we are involved in legal and administrative proceedings relating to the process of obtaining and defending the permits that allow us to operate our landfills.
In September 1999, neighboring parties and others filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from a dispute years earlier related largely to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 2.2 million tons at March 31, 2007. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a Texas state trial court in the civil lawsuit issued a judgment, including an injunction that effectively revoked the expansion permit that was granted by the TCEQ in 2001 because it would require us to operate the landfill according to a prior permit granted in 1988 as well as comply with other requirements that the plaintiffs had requested. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion permit proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.
In April 2006, the Texas Court of Appeals ruled on the civil litigation. The court dissolved the injunction granted in 2003, which would have effectively prevented us from operating the landfill under the expansion permit, but also required us to pay a damage award of approximately $2 million plus attorney’s fees and interest. On April 27, 2006, all parties filed motions for rehearing, which were denied by the Texas Court of Appeals. All parties have filed petitions for review to the Texas Supreme Court. The Texas Supreme Court has not yet decided if it will grant or deny review.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 14, 2006, our wholly-owned subsidiary, BFI Waste Systems of Mississippi, LLC, received a Notice of Violation from the Environmental Protection Agency (the EPA) alleging that it was in violation of certain Clean Air Act provisions governing federal Emissions Guidelines for Municipal Solid Waste Landfills, New Source Performance Standards for Municipal Solid Waste Landfills, and the facility Operating Permit at its Little Dixie Landfill. The majority of these alleged violations involve the failure to file reports or permit applications, including but not limited to design capacity reports, NMOC emission rate reports and collection and control system design plans, with the EPA in a timely manner. If we are found to be in violation of such regulations we may be subject to remedial action under EPA regulations, including monetary sanctions of up to $32,500 per day. By letter dated January 17, 2007, the EPA notified the Company that EPA had referred the matter to the U.S. Department of Justice for purposes of bringing an enforcement action and invited the Company to engage in settlement negotiations. We do not believe the outcome of this matter will have a material adverse effect on our consolidated liquidity, financial position or results of operations.
By letter dated March 21, 2007, our subsidiary, Greenridge Reclamation LLC (Greenridge Reclamation), received a proposed Consent Assessment of Civil Penalty (CACP) from the Pennsylvania Department of Environmental Protection (PaDEP) Waste Management Bureau. The CACP for Greenridge Reclamation proposed to assess a civil penalty of $366,000 for alleged violations of the facility’s landfill permit between July 1 and December 15, 2006, specifically, that storage of yard cans in an area not permitted for such storage and eleven separate incidents in which yard can wastes were allegedly disposed of in the landfill without first being weighed. Greenridge Reclamation is investigating PaDEP’s allegations and is attempting to schedule a meeting with PaDEP to discuss both the substantive allegations and the amounts of the proposed penalties.
By letter dated March 21, 2007, our subsidiary, Greenridge Waste Services, LLC (GWS) received a proposed CACP from the PaDEP Waste Management Bureau. The CACP for GWS proposed a civil penalty assessment of $172,000 for violations of the Pennsylvania Solid Waste Management Act regulations, and Greenridge Reclamation’s landfill permit, which occurred between July 1 and December 15, 2006. PaDEP alleged that GWS had caused or contributed to the yard can storage violations alleged against Greenridge Reclamation; had disposed of yard can wastes in the landfill without first having the waste weighed in; had transported waste to the landfill on three occasions in overweight vehicles; and, on one occasion, failed to properly tarp a waste load, which allegedly resulted in the spill of material onto a public highway. PaDEP also alleged that GWS failed to provide prompt notification of the incident. GWS is investigating PaDEP’s allegations and attempting to schedule a meeting with PaDEP to discuss both the substantive allegations and the amounts of the proposed penalties.
Employment agreements —
We have entered into employment agreements with certain of our executive officers for periods of up to two years. Under these agreements, in some circumstances, including a change in control as defined in the employment agreements, we may be obligated to pay an amount up to three times the sum of the executive’s base salary and targeted bonus. Also, in the event of a change in control, our executive officers may be entitled to a gross-up of certain excise taxes incurred, provided that the fair market value of our shares is at or greater than a specified price as of the date of the change in control. If an executive officer’s employment is terminated under certain circumstances, the executive may be entitled to continued medical, dental and/or vision coverage, continued vesting and exercisability of the executive’s stock options, and continued coverage under our directors’ and officers’ liability insurance, among other matters. In addition, our executive officers may be entitled to retirement payments equal to up to 60% of their base salary, paid over a period of 10 years under our SERP.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We have made certain modifications to the employment agreements, as well as to related compensation plans, programs and arrangements, to comply with the provisions of Section 409A of the Internal Revenue Code of 1986, as amended. We are reviewing the employment agreements and related compensation plans, programs and arrangements to determine if additional changes will be required as the result of final regulations under Section 409A which were released in April 2007. Under the final regulations, our company is required to operate its employment and compensation agreements, plans, programs and arrangements in reasonable good faith compliance with Section 409A and the guidance issued thereunder during 2006 and 2007. Under the final regulations, we generally will have until December 31, 2007 to amend documents to comply with Section 409A.
Financial assurances —
We are required to provide financial assurances to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs and/or related to our performance under certain collection, landfill and transfer station contracts. We satisfy the financial assurance requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. Additionally, we are required to provide financial assurances for our insurance program and collateral for certain performance obligations.
At March 31, 2007, we had the following financial assurance instruments and collateral in place (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$678.5	$—	$—	$—	$678.5
Surety bonds	620.3	500.5	—	—	1,120.8
Trust deposits	84.0	—	—	—	84.0
Letters of credit(1)	468.4	63.6	246.6	127.3	905.9

Total	$1,851.2	$564.1	$246.6	$127.3	$2,789.2

(1)	At March 31, 2007, these amounts were issued under the 2005 Revolver, the Incremental Revolving Letter of Credit and the Institutional Letter of Credit Facility under our 2005 Credit Facility.
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
Guarantees —
We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that relate to our activities prior to the

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
divestiture and that may become known in the future. As of March 31, 2007, we estimated the contingent obligations associated with these indemnifications to be insignificant.
We have entered into agreements to guarantee the value of certain property that is adjacent to certain landfills to the property owners. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees were accounted for in accordance with SFAS No. 5, Accounting for Contingencies. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FIN 45. We estimate that the contingent obligations associated with these indemnifications are not significant at March 31, 2007 and 2006.
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
Risk management companies. Prior to our acquisition of BFI on July 30, 1999, BFI operating companies, as part of a risk management initiative to manage and reduce costs associated with certain liabilities, contributed assets and existing environmental and self-insurance liabilities to six fully consolidated BFI risk management companies (RMCs) in exchange for stock representing a minority ownership interest in the RMCs. Subsequently, the BFI operating companies sold that stock in the RMCs to third parties at fair market value which resulted in a capital loss of approximately $900 million for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received.
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
In April 2005, the Appeals Office of the IRS upheld the disallowance of the capital loss deduction. As a result, in late April 2005 we paid a deficiency to the IRS of $22.6 million for BFI tax years prior to the acquisition. We also received a notification from the IRS assessing a penalty of $5.4 million and interest of $12.8 million relating to the asserted $22.6 million deficiency.
In July 2005, we filed a suit for refund in the United States Court of Federal Claims. The government thereafter filed a counterclaim in the case for the $5.4 million penalty and $12.8 million of interest claimed by the IRS. In December 2005, the IRS agreed to suspend the collection of this penalty and interest until a decision is rendered on our suit for refund.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In July 2006, while the Court of Federal Claims case was pending, we discovered a jurisdictional defect in the case that could have prevented our recovery of the refund amounts claimed even if we would have been successful on the underlying merits. Accordingly, on September 12, 2006, we filed a motion to dismiss the case without prejudice on jurisdictional grounds. On March 2, 2007, the Court granted our motion dismissing the case. Thereafter, on March 16, 2007, the government filed a motion requesting that the Court reconsider its decision. That motion is presently pending. Should the government’s motion be granted, the case will continue in the Court of Federal Claims. However, should the government’s motion be denied, it may still appeal the decision to the United States Court of Appeals for the Federal Circuit. If an appeal is taken and the Court of Appeals affirms the lower court’s decision, or if no appeal is taken, we intend to refile the case in another litigating forum, having now cured the jurisdictional defect. We would not intend to refile the case in the Court of Federal Claims because the Court of Appeals, having jurisdiction over cases in the Court of Federal Claims, has rendered a decision on a similar issue in another case that is unfavorable to taxpayers litigating in the lower court. Although we continue to believe that the Court of Appeals decision in that case is flawed, the legal bases upon which the decision was reached are binding on the Court of Federal Claims and could adversely impact other litigation there involving a similar issue.
The remaining tax years affected by the capital loss issue are currently being audited or reviewed by the IRS. A decision by a Federal Court in the case described above should resolve the issue in these years as well. If we were to win the case, the initial payments would be refunded to us, subject to an appeal. If we were to lose the case, the deficiency associated with the remaining tax years would be due, subject to an appeal. If we were to settle the case, the settlement would likely cover all affected tax years and any resulting deficiency would become due in the ordinary course of the audits.
If the capital loss deduction is fully disallowed, we estimate it could have a potential federal and state cash tax impact (excluding penalties) of approximately $280 million, of which approximately $33 million has been paid, plus accrued interest through March 31, 2007 of approximately $139 million ($84 million net of tax benefit). Additionally, the IRS could ultimately impose penalties and interest on those penalties for any amount up to approximately $130 million, as of March 31, 2007, after tax.
Exchange of partnership interests. In April 2002, we exchanged minority partnership interests in four waste to energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly-owned subsidiaries. Although we have not yet received a formal notice of proposed adjustment, the IRS is contending that the exchange was a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $160 million plus accrued interest through March 31, 2007 of approximately $38 million ($23 million, net of tax benefit). Also, the IRS could propose a penalty of up to 40% of the additional income tax due. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.
The potential tax and interest (but not penalties) impact of a full disallowance for both of these matters has been fully reserved on our consolidated balance sheet, $121 million of which is reflected in current liabilities. With regard to tax and accrued interest through March 31, 2007, a disallowance would not materially adversely affect our consolidated results of operations; however a deficiency payment would adversely impact our cash flow in the period the payment was made. The accrual of additional interest through the time these matters are resolved will continue to adversely affect our consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.

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
We manage our operations through five geographic operating segments: Midwestern, Northeastern, Southeastern, Southwestern and Western. Each region is responsible for managing several vertically integrated operations, which are comprised of districts. The accounting policies of the business segments are the same as those described in Note 1, Organization and Summary of Significant Accounting Policies. Results by segment have been restated for previous periods for discontinued operations and the completion of refinements to our organization structure during the second quarter of 2006.
The tables below reflect certain information relating to the continuing operations of our geographic operating segments (in millions):

	Three Months Ended March 31,
Revenues:	2007	2006
Midwestern	$290.4	$289.1
Northeastern	294.8	296.3
Southeastern	244.1	242.3
Southwestern	246.1	241.0
Western	341.8	322.8

Total reportable segments	1,417.2	1,391.5
Other(1).	39.5	31.3

Total per financial statements	$1,456.7	$1,422.8

(1)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a regional basis.

	Three Months Ended March 31,
Operating income before depreciation and amortization: (1)	2007	2006
Midwestern	$85.9	$78.1
Northeastern	74.3	72.3
Southeastern	76.8	69.7
Southwestern	68.2	70.3
Western	112.4	99.3

Total operating income before depreciation and amortization for reportable segments	$417.6	$389.7

(1)	See following table for reconciliation to income before income taxes from continuing operations per the consolidated statements of operations.
Reconciliation of our primary measure of segment profitability to income before income taxes from continuing operations (in millions):

	Three Months Ended March 31,
	2007	2006
Total operating income before depreciation and amortization for reportable segments	$417.6	$389.7
Depreciation and amortization	(129.7)	(140.8)
Interest expense and other	(172.4)	(132.5)
Other(1)	(53.0)	(42.7)

Income before income taxes from continuing operations	$62.5	$73.7

(1)	Amounts relate primarily to our subsidiaries, which provide services throughout the organization and not on a regional basis, including national accounts where work has been subcontracted. The amount for 2007 includes $0.9 million from gain on divestitures, which is reported on the consolidated statement of operations as part of “Gain from divestitures and asset impairments”.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table shows our total reported revenues by service line. Intercompany revenues have been eliminated (in millions):

	Three Months Ended March 31,
	2007	2006
Collection
Residential	$295.5	$295.5
Commercial	372.4	356.2
Roll-off(1)	308.8	314.0
Recycling	49.5	43.8

Total collection	1,026.2	1,009.5

Disposal
Landfill	191.9	198.4
Transfer	100.6	96.5

Total disposal	292.5	294.9

Recycling — commodity	59.7	48.9

Other(2).	78.3	69.5

Total revenues	$1,456.7	$1,422.8

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(2)	Consists primarily of revenue from national accounts where the work has been subcontracted, revenue generated from transporting waste via railway or truck and revenue from liquid waste.
Discontinued operations —
All of the operations for the discontinued operations were in the Southeastern region. Revenues for discontinued operations were $16.4 million and $15.9 million for the three months ended March 31, 2007 and 2006, respectively. Operating income before depreciation and amortization was $3.6 million and $3.0 million for the three months ended March 31, 2007 and 2006, respectively.
10. Condensed Consolidating Financial Statements
Most of our outstanding debt is issued by Allied NA, our wholly-owned subsidiary, or BFI. The 6.50% senior notes due 2010, the 5.75% senior notes due 2011, the 6.375% senior notes due 2011, the 9.25% senior notes due 2012, the 7.875% senior notes due 2013, the 6.125% senior notes due 2014, the 7.375% senior unsecured notes due 2014, the 7.25% senior notes due 2015, the 7.125% senior notes due 2016 and the 6.875% senior notes due 2017 issued by Allied NA, certain other debt issued by BFI and the 2005 Credit Facility are guaranteed by Allied. The 6.375% senior notes due 2008, the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by BFI are guaranteed by Allied NA and Allied. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are Condensed Consolidating Balance Sheets as of March 31, 2007 and December 31, 2006 and the related Condensed Consolidating Statements of Operations and of Cash Flows for the three months ended March 31, 2007 and 2006 of Allied (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries that are not guarantors (Non-Guarantors). The Company does not believe that the separate financial statements and related footnote disclosures concerning the Guarantors would provide any additional information that would be material to investors making an investment decision.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	March 31, 2007
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$—	$—	$36.8	$13.0	$—	$49.8
Accounts receivable, net	—	—	309.4	390.6	—	700.0
Prepaid and other current assets	—	0.4	50.2	91.1	(57.2)	84.5
Deferred income taxes, net	—	—	33.4	9.5	—	42.9

Total current assets	—	0.4	429.8	504.2	(57.2)	877.2
Property and equipment, net	—	—	4,480.7	23.0	—	4,503.7
Goodwill	—	—	8,021.4	72.4	—	8,093.8
Investment in subsidiaries	2,352.8	15,032.4	435.3	—	(17,820.5)	—
Other assets, net	5.6	92.4	183.8	1,214.2	(1,194.3)	301.7

Total assets	$2,358.4	$15,125.2	$13,551.0	$1,813.8	$(19,072.0)	$13,776.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$11.1	$165.0	$230.0	$—	$406.1
Accounts payable	—	—	421.4	4.3	—	425.7
Accrued closure, post-closure and environmental costs	—	—	14.7	75.1	—	89.8
Accrued interest	4.5	75.5	70.9	1.5	(57.2)	95.2
Other accrued liabilities	47.9	—	196.5	223.5	—	467.9
Unearned revenue	—	—	225.7	9.2	—	234.9

Total current liabilities	52.4	86.6	1,094.2	543.6	(57.2)	1,719.6
Long-term debt, less current portion	230.0	5,685.0	685.0	—	—	6,600.0
Deferred income taxes	—	—	178.7	(4.8)	—	173.9
Accrued closure, post-closure and environmental costs	—	—	382.4	410.7	—	793.1
Due to/(from) parent	(1,585.1)	7,032.9	(5,424.4)	(23.4)	—	—
Other long-term obligations	19.9	—	1,950.2	73.7	(1,195.2)	848.6
Stockholders’ equity	3,641.2	2,320.7	14,684.9	814.0	(17,819.6)	3,641.2

Total liabilities and stockholders’ equity	$2,358.4	$15,125.2	$13,551.0	$1,813.8	$(19,072.0)	$13,776.4

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	December 31, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$—	$—	$68.3	$25.8	$—	$94.1
Accounts receivable, net	—	—	322.5	370.3	—	692.8
Prepaid and other current assets	—	0.1	63.8	63.7	(39.3)	88.3
Deferred income taxes, net	—	—	163.0	9.5	—	172.5

Total current assets	—	0.1	617.6	469.3	(39.3)	1,047.7
Property and equipment, net	—	—	4,320.4	21.4	—	4,341.8
Goodwill	—	—	8,053.6	72.4	—	8,126.0
Investment in subsidiaries	2,334.6	14,898.3	423.6	—	(17,656.5)	—
Other assets, net	5.6	81.1	189.2	1,217.6	(1,198.0)	295.5

Total assets	$2,340.2	$14,979.5	$13,604.4	$1,780.7	$(18,893.8)	$13,811.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$—	$6.6	$230.0	$—	$236.6
Accounts payable	—	—	492.8	5.7	—	498.5
Accrued closure, post-closure and environmental costs	—	—	20.7	75.1	—	95.8
Accrued interest	2.0	83.6	58.9	1.7	(39.3)	106.9
Other accrued liabilities	88.4	6.1	48.5	220.9	—	363.9
Unearned revenue	—	—	222.2	8.8	—	231.0

Total current liabilities	90.4	89.7	849.7	542.2	(39.3)	1,532.7
Long-term debt, less current portion	230.0	5,601.0	843.0	—	—	6,674.0
Deferred income taxes	—	—	362.1	(4.8)	—	357.3
Accrued closure, post-closure and environmental costs	—	—	342.3	427.2	—	769.5
Due to/(from) parent	(1,598.7)	6,988.2	(5,339.8)	(49.7)	—	—
Other long-term obligations	19.6	—	1,994.7	63.4	(1,199.1)	878.6
Stockholders’ equity	3,598.9	2,300.6	14,552.4	802.4	(17,655.4)	3,598.9

Total liabilities and stockholders’ equity	$2,340.2	$14,979.5	$13,604.4	$1,780.7	$(18,893.8)	$13,811.0

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Three Months Ended March 31, 2007
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,401.6	$55.1	$—	$1,456.7
Cost of operations	—	—	880.0	51.0	—	931.0
Selling, general and administrative expenses	6.8	—	151.7	3.5	—	162.0
Depreciation and amortization	—	—	128.2	1.5	—	129.7
Gain from divestitures and asset impairments	—	—	(0.9)	—	—	(0.9)

Operating income (loss)	(6.8)	—	242.6	(0.9)	—	234.9
Equity in earnings (losses) of subsidiaries	21.1	137.1	6.0	—	(164.2)	—
Interest income (expense) and other	(2.8)	(148.7)	(22.0)	1.1	—	(172.4)
Intercompany interest income (expense)	37.2	(30.7)	(25.0)	18.5	—	—
Management fee income (expense)	2.2	—	(1.7)	(0.5)	—	—

Income (loss) before income taxes	50.9	(42.3)	199.9	18.2	(164.2)	62.5
Income tax (expense) benefit	(11.0)	62.3	(72.8)	(6.7)	—	(28.2)
Minority interests	—	—	—	0.1	—	0.1

Net income from continuing operations	39.9	20.0	127.1	11.6	(164.2)	34.4
Discontinued operations, net of tax	—	—	5.5	—	—	5.5

Net income	39.9	20.0	132.6	11.6	(164.2)	39.9
Dividends on preferred stock	(9.4)	—	—	—	—	(9.4)

Net income available to common shareholders	$30.5	$20.0	$132.6	$11.6	$(164.2)	$30.5

	Three Months Ended March 31, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,367.8	$55.0	$—	$1,422.8
Cost of operations	—	(0.2)	881.5	50.0	—	931.3
Selling, general and administrative expenses	6.0	—	134.2	4.3	—	144.5
Depreciation and amortization	—	0.5	138.2	2.1	—	140.8

Operating income (loss)	(6.0)	(0.3)	213.9	(1.4)	—	206.2
Equity in earnings (losses) of subsidiaries	25.0	106.9	6.3	—	(138.2)	—
Interest income (expense) and other	(2.8)	(109.0)	(21.8)	1.1	—	(132.5)
Intercompany interest income (expense)	34.2	(29.6)	(24.0)	19.4	—	—
Management fee income (expense)	2.1	—	(1.7)	(0.4)	—	—

Income (loss) before income taxes	52.5	(32.0)	172.7	18.7	(138.2)	73.7
Income tax (expense) benefit	(11.3)	55.6	(71.1)	(7.4)	—	(34.2)
Minority interests	—	—	—	0.4	—	0.4

Net income from continuing operations	41.2	23.6	101.6	11.7	(138.2)	39.9
Discontinued operations, net of tax	—	—	1.3	—	—	1.3

Net income	41.2	23.6	102.9	11.7	(138.2)	41.2
Dividends on preferred stock	(14.7)	—	—	—	—	(14.7)

Net income available to common shareholders	$26.5	$23.6	$102.9	$11.7	$(138.2)	$26.5

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31, 2007
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities from continuing operations	$(8.6)	$(207.6)	$316.3	$13.4	$—	$113.5

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	16.8	—	—	16.8
Proceeds from sale of fixed assets	—	—	3.8	—	—	3.8
Capital expenditures, excluding acquisitions	—	—	(221.2)	(2.6)	—	(223.8)
Capitalized interest	—	—	(4.5)	—	—	(4.5)
Change in deferred acquisitions costs, notes receivable and other	—	—	(0.5)	—	—	(0.5)

Cash used for investing activities from continuing operations	—	—	(205.6)	(2.6)	—	(208.2)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	931.9	—	9.2	—	941.1
Payments of long-term debt	—	(856.5)	(1.1)	(9.2)	—	(866.8)
Payments of preferred stock dividends	(9.4)	—	—	—	—	(9.4)
Net change in disbursement account	—	—	(26.2)	—	—	(26.2)
Net proceeds from sale of common stock, exercise of stock options and other	8.6	—	—	—	—	8.6
Intercompany between issuer and subsidiaries	9.4	132.2	(117.9)	(23.7)	—	—

Cash provided by (used for) financing activities from continuing operations	8.6	207.6	(145.2)	(23.7)	—	47.3

Cash provided by discontinued operations	—	—	3.1	—	—	3.1

Decrease in cash and cash equivalents	—	—	(31.4)	(12.9)	—	(44.3)
Cash and cash equivalents, beginning of period	—	—	68.3	25.8	—	94.1

Cash and cash equivalents, end of period	$—	$—	$36.9	$12.9	$—	$49.8

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities from continuing operations	$(1.0)	$(122.6)	$294.5	$(3.3)	$—	$167.6

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	1.5	—	—	1.5
Proceeds from sale of fixed assets	—	—	3.9	—	—	3.9
Capital expenditures, excluding acquisitions	—	—	(193.7)	(2.0)	—	(195.7)
Capitalized interest	—	—	(4.1)	—	—	(4.1)
Change in deferred acquisition costs, notes receivable and other	—	—	0.9	—	—	0.9

Cash used for investing activities from continuing operations	—	—	(191.5)	(2.0)	—	(193.5)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	348.1	—	0.8	—	348.9
Payments of long-term debt	—	(240.4)	(4.5)	(10.1)	—	(255.0)
Payments of preferred stock dividends	(14.7)	—	—	—	—	(14.7)
Net change in disbursement account	—	—	(70.1)	—	—	(70.1)
Net proceeds from sale of common stock, exercise of stock options and other	0.9	—	—	—	—	0.9
Intercompany between issuer and subsidiaries	14.8	14.9	(45.1)	15.4	—	—

Cash provided by (used for) financing activities from continuing operations	1.0	122.6	(119.7)	6.1	—	10.0

Cash provided by discontinued operations	—	—	3.5	—	—	3.5

Increase (decrease) in cash and cash equivalents	—	—	(13.2)	0.8	—	(12.4)
Cash and cash equivalents, beginning of period	—	—	53.1	3.0	—	56.1

Cash and cash equivalents, end of period	$—	$—	$39.9	$3.8	$—	$43.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto, included elsewhere herein. Please note that unless otherwise specifically indicated, discussion of our results relate to continuing operations. This discussion may contain forward-looking statements that anticipate results based upon assumptions as to future events that may not prove to be accurate.
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
We consistently invest capital to support the ongoing operations of our landfill and collection business. Landfills are highly engineered, sophisticated facilities similar to civil works. Each year we invest capital at our 170 active landfills to ensure sufficient capacity to receive the waste volume we handle. In addition, we have approximately 12,500 collection vehicles and approximately 1.2 million containers to serve our collection customers. Our vehicles and containers endure rough conditions each day and must be routinely maintained and replaced. During the three months ended March 31, 2007, we invested $223.8 million of capital into the business (see Note 2, Property and Equipment, for detail by fixed asset category). In 2007, total capital expenditures are expected to be approximately $700 million.
Cash flows in our business are generally predictable as a result of the nature of our customer base and the essential service we provide to the communities where we operate. This predictability has enabled us to consistently reinvest in the business and to service debt obligations. Knowing this, we have incurred debt to acquire the assets we own and we have paid cash to acquire existing cash flow streams. This financial model should allow us over time to transfer the enterprise value of the company from debt holders to shareholders as we continue to use our cash flow from operations after capital expenditures to reduce our debt balance.
Results of operations.
Income from continuing operations for the three months ended March 31, 2007 decreased by $5.5 million compared to the same period in the prior year. The decrease was primarily the result of debt extinguishment costs related to debt refinancing during the quarter, partially offset by improved operating income.
Our organic revenue growth was 3.1% for the three months ended March 31, 2007, driven by increases in price, partially offset by volume declines. Collection, recycling-commodity and other revenue increased while disposal revenue decreased. Operating income for the first quarter of 2007 increased by $28.7 million over the same period in the prior year. Selling, general and administrative costs increased primarily due to increases in compensation. The decrease in income tax expense was due to the lower level of pre-tax income.
We continued to realize tangible benefits from our pricing programs and operational best practices initiatives in this quarter. This contributed to our cost of operations as a percentage of revenues decreasing to 63.9% for the three months ended March 31, 2007 compared to 65.5% in 2006. In addition, we continue to focus on improving our return on invested capital by carefully evaluating the return potential of new capital expenditures and by evaluating opportunities to divest operations that do not provide an adequate return. Accordingly, we divested of operations primarily in the Southeastern region during the first quarter of 2007.
We plan to invest approximately $700 million in capital expenditures during 2007. We expect this investment, along with improved maintenance practices, to continue to have a favorable impact on maintenance costs and route productivity. Maintenance and repairs for the three months ended March 31, 2007 decreased to $121.8 million from $125.8 million in the first quarter of 2006.
Financing activities. We remain committed to our long-term strategy of reducing our debt balance. As this occurs, we believe the relative cost of debt should decline. Upon achieving optimal credit ratios, we should have the opportunity to choose the best use of any excess cash flow: further repay debt, pay a dividend to the extent permitted by our debt agreements, repurchase stock or reinvest in our company. We may take advantage of opportunities that arise to accelerate the de-leveraging process as long as the opportunities are economically advantageous and meet our need to maintain our competitive strength.
In March 2007, we issued $750 million of 6.875% senior notes due 2017 and used the proceeds to fund a portion of our tender offer for our 8.50% senior notes due 2008. On March 28, 2007, we completed the amendment to our 2005 Credit Facility, which included re-pricing of the 2005 Revolver and a two-year maturity extension for all facilities under the 2005 Credit Facility. The interest rate and fees for borrowings and letters of credit under the 2005 Revolver were reduced by 75 basis points. In addition, our fee for the unused portion of the 2005 Revolver was reduced by 37.5 basis points. We expensed approximately $45.4 million of costs related to premiums paid, write-off of deferred financing and other costs in connection with these transactions. We expect the refinancing transactions to generate approximately $15 million in annual interest savings.
We continue to focus on maximizing cash flow to repay debt, and we seek opportunities to create additional cash flow through reductions in interest cost while continuing to support our fixed asset base with appropriate capital expenditures. Our debt to total capitalization ratio was 65.8% at both March 31, 2007 and December 31, 2006.
Results of Operations
Three Months Ended March 31, 2007 and 2006
The following table sets forth our results of operations and percentage relationship that the various items bear to revenues for the periods indicated (in millions, except percentages).

	Three Months Ended March 31,
	2007		2006
Revenues	$1,456.7	100.0%	$1,422.8	100.0%
Cost of operations	931.0	63.9	931.3	65.5
Selling, general and administrative expenses	162.0	11.1	144.5	10.2
Depreciation and amortization	129.7	8.9	140.8	9.8
Gain from divestitures and asset impairments	(0.9)	(0.0)	—	—

Operating income	234.9	16.1	206.2	14.5
Interest expense and other	172.4	11.8	132.5	9.3

Income before income taxes from continuing operations	62.5	4.3	73.7	5.2
Income tax expense	28.2	1.9	34.2	2.4
Minority interests	(0.1)	(0.0)	(0.4)	(0.0)

Income from continuing operations	34.4	2.4	39.9	2.8
Discontinued operations, net of tax	5.5	0.3	1.3	0.1

Net income	39.9	2.7	41.2	2.9
Dividends on preferred stock	(9.4)	(0.6)	(14.7)	(1.0)

Net income available to common shareholders	$30.5	2.1%	$26.5	1.9%

Revenues. We generate revenues primarily from fees charged to customers for waste collection, transfer, recycling and disposal services. We consider our core business to be our collection and disposal operations. We also generate revenue from the sale of recycled commodities. We record revenue as the services are provided, with revenue deferred in instances where customers are billed in advance of the service being provided. National accounts revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset by the corresponding subcontract costs.
The following table shows our total reported revenues by service line. Intercompany revenues have been eliminated.
Revenues by service line (in millions, except percentages):

	Three Months Ended March 31,
	2007		2006
Collection
Residential	$295.5	20.3%	$295.5	20.8%
Commercial	372.4	25.5	356.2	25.0
Roll-off (1)	308.8	21.2	314.0	22.1
Recycling	49.5	3.4	43.8	3.1

Total collection	1,026.2	70.4	1,009.5	71.0

Disposal
Landfill	191.9	13.2	198.4	13.9
Transfer	100.6	6.9	96.5	6.8

Total disposal	292.5	20.1	294.9	20.7

Recycling – commodity	59.7	4.1	48.9	3.4

Other(2)	78.3	5.4	69.5	4.9

Total revenues	$1,456.7	100.0%	$1,422.8	100.0%

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(2)	Consists primarily of revenue from national accounts where the work has been subcontracted, revenue generated from transporting waste via railway or truck and revenue from liquid waste.
Revenues increased 2.4% during the three months ended March 31, 2007 over the same period in 2006. Collection, recycling-commodity and other revenue increased while disposal revenue decreased. The revenue increase within the collection business was primarily attributable to the increase in the commercial line of business. Within the disposal line of business, the increase in transfer revenue was more than offset by a decrease in landfill revenue. Recycling-commodity revenue increased primarily due to cardboard and newspaper commodity price increases. Other revenue increased as a result of increases associated with the subcontracted portion of our national accounts.
Following is a summary of the change in revenues (in millions):

Three Months Ended
March 31,
Reported revenues in 2006	$1,422.8
Core business organic growth
Increase from average base per unit price change	69.2
Increase from fuel recovery fees	9.8
Decrease from net volume change	(37.2)
Net divested revenues and adjustments	(14.3)
Increase in recycling and other	6.4

Reported revenues in 2007	$1,456.7

During the three months ended March 31, 2007, we generated organic revenue growth of 3.1%, of which $79.0 million or 5.9% was attributable to revenue growth relating to our average price per unit on core business. Our continued price growth reflected the results of pricing increases implemented in 2006. Within the collection business, average per unit pricing increased 8.5%, 6.3%, 4.1% and 15.0%, respectively, in the commercial, roll-off, residential and recycling collection lines of business.

Within the disposal line of business, landfill and transfer average per unit pricing increased 3.8% and 4.0%, respectively. The fuel recovery fee program, implemented in 2005 to mitigate our exposure to increases in fuel price, generated 12.4% of the total price growth in the three months ended March 31, 2007. This fee fluctuates with the price of fuel; and, consequently, any decline in fuel prices would result in a decrease in our revenue, which would be more than offset by a decrease in our fuel expense.
Core business volume decreased 2.8% for the three months ended March 31, 2007 compared to the same period in the prior year, primarily driven by volume decreases in the roll-off and landfill lines of business, partially offset by volume increases related to subcontracted revenues. Within the collection business, the commercial, roll-off, residential and recycling collection lines of business experienced volume decreases of 1.7%, 6.9%, 3.1% and 2.5%, respectively. Within the disposal business, landfill volume decreased by 7.4% while transfer volume increased by 1.6%. Volume related to subcontract revenues increased 48.7% compared to the same period in the prior year as a result of new nationwide contracts. The decline in roll-off and landfill volume was primarily due to reductions in construction and demolition and special waste volumes, a portion of which related to hurricane Katrina in the prior year. We are improving our pricing structure and return criteria for special waste jobs in an effort to improve the returns on this area of landfill volumes.
Our operations are not concentrated in any one geographic region. At March 31, 2007, we operated in 126 major markets in 37 states and Puerto Rico. Our regional teams focus on developing local markets in which we can operate a vertically integrated operation and maximize operating efficiency. As a result, we may choose to not operate in a market where our business objectives cannot be met.
The following table shows our revenues by geographic region in total and as a percentage of total revenues.
Revenues by region(1) (in millions, except percentages):

	Three Months Ended March 31,
	2007		2006
Midwestern	$290.4	19.9%	$289.1	20.3%
Northeastern	294.8	20.2	296.3	20.8
Southeastern	244.1	16.8	242.3	17.0
Southwestern	246.1	16.9	241.0	17.0
Western	341.8	23.5	322.8	22.7
Other(2)	39.5	2.7	31.3	2.2

Total revenues	$1,456.7	100.0%	$1,422.8	100.0%

(1)	See discussion in Note 9 to our consolidated financial statements.

(2)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a regional basis.
Cost of operations. Cost of operations includes labor and related benefits, which consists of salaries and wages, health and welfare benefits, incentive compensation and payroll taxes. It also includes transfer and disposal costs representing tipping fees paid to third-party disposal facilities and transfer stations; maintenance and repairs relating to our vehicles, equipment, and containers, including related labor and benefit costs; transportation and subcontractor costs, which include costs for independent haulers who transport our waste to disposal facilities and costs for local operators who provide waste handling services associated with our national accounts in markets outside our standard operating areas; fuel, which includes the direct cost of fuel used by our vehicles, net of fuel credits; disposal and franchise fees and taxes consisting of landfill taxes, municipal franchise fees, host community fees and royalties; landfill operating costs, which includes landfill accretion, financial assurance, leachate disposal and other landfill maintenance costs; risk management, which includes casualty insurance premiums and costs; cost of goods sold, which includes material costs paid to suppliers associated with recycling commodities; and other, which includes expenses such as facility operating costs, equipment rent, and gains or losses on sale of assets used in our operations.

The following tables provide the components of our operating costs and as a percentage of revenues (in millions, except percentages):

	Three Months Ended March 31,
	2007		2006
Labor and related benefits	$269.3	18.5%	$279.2	19.6%
Transfer and disposal costs	104.6	7.2	111.9	7.9
Maintenance and repairs	121.8	8.4	125.8	8.8
Transportation and subcontractor costs	125.9	8.6	119.3	8.4
Fuel	67.3	4.6	64.4	4.5
Disposal and franchise fees and taxes	86.0	5.9	89.5	6.3
Landfill operating costs	40.4	2.8	38.0	2.7
Risk management	43.9	3.0	41.4	2.9
Cost of goods sold	16.1	1.1	9.5	0.7
Other	55.7	3.8	52.3	3.7

Total cost of operations	$931.0	63.9%	$931.3	65.5%

Cost of operations remained flat in the three months ended March 31, 2007 compared to the same period in the prior year primarily due to increases in fuel, transportation and subcontract costs and cost of goods sold, offset by decreases in labor, transfer and disposal costs and maintenance and repair costs. Labor and transfer and disposal costs decreased partially as a function of lower volume. Additionally, the decrease in labor cost is primarily attributable to the continued benefits from the headcount reduction initiative in the prior year. Maintenance and repairs decreased because of the increased level of vehicle purchases in the last two years and improved maintenance practices. The increase in transportation and subcontractor costs primarily reflected volume growth in our national accounts. Cost of goods sold increased primarily due to increases in commodity pricing during the first quarter of 2007.
Fuel costs increased because of higher fuel prices and the expiration of certain fixed price purchase contracts. All fixed price purchase contracts expired as of March 31, 2006, and, unless new contracts are executed, all future fuel purchases will be at market rates. We expect that our fuel recovery fee will offset a portion of the volatility in fuel costs arising from future market price fluctuations. At March 31, 2007, approximately 57% of our customers participated in the fuel recovery fee program.
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
The following tables provide the components of our selling, general and administrative costs and as a percentage of revenues (in millions, except percentages):

	Three Months Ended March 31,
	2007		2006
Salaries	$96.5	6.6%	$86.2	6.1%
Rent and office costs	10.7	0.7	10.5	0.7
Professional fees	16.4	1.1	14.6	1.0
Provision for doubtful accounts	5.7	0.4	4.7	0.3
Other	32.7	2.3	28.5	2.1

Total selling, general and administrative expenses	$162.0	11.1%	$144.5	10.2%

Selling, general and administrative expenses increased during the quarter ended March 31, 2007 compared to the same period in 2006 primarily relating to salaries, professional fees and other expenses. The increase in salaries during the first quarter of 2007 included the impact of annual compensation adjustments in 2007 and lower incentive compensation accrued in the first quarter of 2006. The professional fees increase was primarily attributable to consulting fees related to our pricing and procurement initiatives. The increase in other expense related primarily to the provision for a legal matter in the first quarter of 2007.

Depreciation and amortization includes depreciation of fixed assets and amortization costs associated with the acquisition, development and retirement of landfill airspace and intangible assets. Depreciation is provided on the straight-line method over the estimated useful lives of assets. The estimated useful lives of assets are: buildings and improvements (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (4-8 years). For building improvements, the depreciable life can be the shorter of the improvements’ estimated useful lives or related lease terms. Depreciation expense of vehicles increases as fully depreciated trucks are replaced by new vehicles. Landfill assets are amortized at a rate per ton of waste disposed. Amortization of landfill assets is impacted by several factors including rates of inflation, landfill expansions and compaction rates.
The following tables provide the components of our depreciation and amortization and as a percentage of revenues (in millions, except percentages):

	Three Months Ended March 31,
	2007		2006
Depreciation of fixed assets	$79.8	5.5%	$78.7	5.5%
Landfill and other amortization	49.9	3.4	62.1	4.3

Total depreciation and amortization	$129.7	8.9%	$140.8	9.8%

Depreciation and amortization decreased 7.9% in the first quarter of 2007 compared to the same period in 2006. Depreciation expense related to vehicles and equipment increased primarily due to increases in capital expenditures in recent periods. Landfill amortization expense for the quarter ended March 31, 2007 decreased due to reduced landfill disposal volume during the quarter and lower amortization rates resulting primarily from landfill expansions.
Interest expense and other includes the following components (in millions):

	Three Months Ended March 31,
	2007	2006
Interest expense, gross	$126.7	$131.8
Interest income	(0.6)	(0.7)
Interest capitalized for development projects	(4.5)	(4.1)
Accretion of debt and amortization of debt issuance costs	5.4	5.5
Costs incurred to early extinguish debt	45.4	—

Total interest expense and other	$172.4	$132.5

Gross interest expense decreased during the three months ended March 31, 2007 as a result of debt repayment in prior quarters from our continued de-leveraging strategy and the refinancing of debt at lower interest rates. In connection with the refinancing transactions in the first quarter of 2007, we incurred costs to early extinguish and refinance debt of $45.4 million relating to premiums paid, write-off of deferred financing and other costs.
Income tax expense. Income tax expense for the first quarter of 2007 decreased primarily due to the impact of lower pre-tax income after debt extinguishment costs. The effective tax rate for the first quarter of 2007 was 45.1% compared to 46.2% for the same period in prior year. The decrease in the effective rate was primarily attributable to the impact of a benefit recorded in the first quarter of 2007 related to prior periods, partially offset by increased interest accrued on uncertain tax positions.
Discontinued operations. During the first quarter of 2007, we sold hauling, transfer and recycling operations in Florida as well as the stock in an unrelated immaterial subsidiary in a single transaction for net proceeds of approximately $69.4 million. The results of these operations, including those related to prior years, have been classified as discontinued operations in the accompanying consolidated financial statements. Included in the results for discontinued operations for the three months ended March 31, 2007 was a gain of approximately $11.5 million ($3.8 million gain, net of tax) for the sale of the assets, including $39.2 million of goodwill, divested during the period. Discontinued operations also included income from operations of $2.7 million ($1.7 million income, net of tax) and $2.2 million ($1.3 million income, net of tax) during the first quarter of 2007 and 2006, respectively.

Dividends on preferred stock. Dividends on preferred stock were $9.4 million and $14.7 million for the three months ended March 31, 2007 and 2006, respectively. The decrease of $5.3 million for the three months ended March 31, 2007 resulted from the conversion of the Series C mandatory convertible preferred stock (Series C preferred stock). The Series C preferred stock was converted into approximately 34.1 million shares of common stock on April 1, 2006, eliminating approximately $21.6 million of annual dividends.
Liquidity and Capital Resources
Our capital structure consists of 66% debt and 34% equity at March 31, 2007. The majority of our debt was incurred to acquire solid waste companies between 1990 and 2000. We incurred and assumed over $11 billion of debt to acquire BFI in 1999. Since the acquisition of BFI, we have repaid debt with cash flow from operations, asset sales and the issuance of equity. We intend to continue to reduce our debt balance until we reach credit ratios we believe will allow us to benefit from a cost of capital afforded to investment grade companies. We believe that as we move towards these ratios, we will have additional opportunities to reduce the cost of debt below our current level on a basis relative to interest rates at the time. We expect these opportunities will increase liquidity and provide more flexibility in deciding the most appropriate use of our cash flow to improve shareholder value.
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
We generally meet our operational liquidity needs with operating cash flows. Our liquidity needs are primarily for working capital, capital expenditures for vehicles, containers and landfill development, capping, closure, post-closure and environmental expenditures, debt service costs, cash taxes, and scheduled debt maturities.
When we cannot meet our liquidity needs with operating cash flow, we meet those needs with borrowings under our 2005 Credit Facility. We have a $1.575 billion commitment until 2012 under our 2005 Credit Facility, which we believe is adequate to meet our liquidity needs based on current conditions. At March 31, 2007, we had $95.0 million in loans outstanding and $390.9 million in letters of credit drawn on the 2005 Revolver, leaving approximately $1.089 billion of availability. Both the $25 million Incremental Revolving Letter of Credit Facility and $490 million Institutional Letter of Credit Facility were fully utilized at March 31, 2007.
Cash provided by operating activities from continuing operations decreased 32% in the first quarter of 2007 compared to 2006, primarily due to an increased use of cash from working capital changes, and payment of the premiums and other debt issuance costs associated with the refinancing transactions during the first quarter of 2007. We received net divestiture proceeds of $15.3 million more in the first quarter of 2007 compared to 2006 and reinvested $28.1 million more in capital expenditures, resulting in an increase in cash used for investing activities. Cash provided by financing activities increased $37.3 million, primarily due to the change in the disbursement account. The disbursement account represents outstanding checks as of the balance sheet date.

Following is a summary of the primary sources and uses of cash during the three months ended March 31, 2007 and 2006 (in millions):

Sources of cash:	2007	2006
Cash provided by continuing operations	$113.5	$167.6
Net proceeds from issuance of common stock and exercise of stock options	8.6	0.9
Debt proceeds, net of debt repayments	93.9	93.9
Decrease in cash balance	44.3	12.4
Net proceeds from divestitures, net of acquisitions	16.8	1.5
Proceeds from the sale of fixed assets	3.8	3.9
Other non-operating net cash inflows	—	0.3

Total	$280.9	$280.5

Uses of cash:	2007	2006
Capital expenditures	$223.8	$195.7
Debt issuance costs	19.6	—
Decrease in disbursement account	26.2	70.1
Payment of preferred stock cash dividends	9.4	14.7
Other non-operating net cash outflows	1.9	—

Total	$280.9	$280.5

Financing activities. We continually seek opportunities to increase our cash flow through improvements in operations and reduction of our interest cost. Historically, we have used bank financings and capital markets transactions to meet our refinancing and liquidity requirements. Under our 2005 Credit Facility, we are required to meet certain financial covenants. Our objective is to maintain sufficient surplus between the required covenant ratios and the actual ratios calculated according to the 2005 Credit Agreement. We monitor the surplus carefully and will seek to take action if the surplus becomes too small. We have not historically experienced difficulty in obtaining financing or refinancing existing debt. We expect to continue to seek such opportunities in the future to the extent they are available to us. We cannot assure you opportunities to obtain financing or to refinance existing debt will be available to us on favorable terms, or at all. (See also Debt Covenants in Contractual Obligations and Commitments.)
Significant financing events in 2007.
In March 2007, we issued $750 million of 6.875% senior notes due 2017 and used the proceeds to fund a portion of our tender offer for our 8.50% senior notes due 2008. On March 28, 2007, we completed the amendment to our 2005 Credit Facility, which included re-pricing of the 2005 Revolver and a two-year maturity extension for all facilities under the 2005 Credit Facility. The interest rate and fees for borrowings and letters of credit under the 2005 Revolver was reduced by 75 basis points. In addition, our fee for the unused portion of the 2005 Revolver was reduced by 37.5 basis points. We expensed approximately $45.4 million of costs related to premiums paid, write-off of deferred financing and other costs in connection with these transactions.
In April 2007, we completed an offering of $56.8 million of 5.20% unsecured tax-exempt bonds due 2018. At March 31, 2007, we had $281 million of tax-exempt bonds outstanding, which were originated by certain subsidiaries of ours prior to their acquisition.

Contractual Obligations and Commitments
The following table provides additional maturity detail of our long-term debt at March 31, 2007 (in millions):

Debt	2007	2008	2009	2010	2011	Thereafter	Total
2005 Revolver (1)	$—	$—	$—	$—	$—	$95.0	$95.0
2005 Term loan	11.1	11.1	11.1	11.0	11.0	1,049.7	1,105.0
Receivables secured loan(2)	230.0	—	—	—	—	—	230.0
6.375% BFI Senior notes	—	161.2	—	—	—	—	161.2
6.50% Senior notes	—	—	—	350.0	—	—	350.0
5.75% Senior notes	—	—	—	—	400.0	—	400.0
6.375% Senior notes	—	—	—	—	275.0	—	275.0
9.25% Senior notes due 2012	—	—	—	—	—	250.0	250.0
7.875% Senior notes due 2013	—	—	—	—	—	450.0	450.0
6.125% Senior notes due 2014	—	—	—	—	—	425.0	425.0
7.25% Senior notes due 2015	—	—	—	—	—	600.0	600.0
7.125% Senior notes due 2016	—	—	—	—	—	600.0	600.0
6.875% Senior notes due 2017	—	—	—	—	—	750.0	750.0
9.25% BFI debentures due 2021	—	—	—	—	—	99.5	99.5
7.40% BFI debentures due 2035	—	—	—	—	—	360.0	360.0
4.25% Senior subordinated convertible debentures due 2034	—	—	—	—	—	230.0	230.0
7.375% Senior unsecured notes due 2014	—	—	—	—	—	400.0	400.0
Other debt	5.5	1.9	2.0	25.4	1.3	266.7	302.8

Total principal due	$246.6	$174.2	$13.1	$386.4	$687.3	$5,575.9	7,083.5
Discount, net							(77.4)

Total debt balance							$7,006.1

(1)	At March 31, 2007, under our 2005 Credit Facility, we had revolving commitments totaling $1.575 billion with $95 million in loans outstanding and $390.9 million of letters of credit outstanding, providing us remaining availability of approximately $1.089 billion. In addition, we had an Institutional Letter of Credit Facility of $490 million and an Incremental Revolving Letter of Credit Facility of $25 million available under the 2005 Credit Facility, all of which were used for letters of credit outstanding.

(2)	The receivables secured loan is a 364-day liquidity facility with a maturity date of May 29, 2007. Although we intend to renew the liquidity facility on May 29, 2007, the outstanding balance is classified as a current liability because it has a contractual maturity of less than one year.
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
At March 31, 2007, we were in compliance with all financial and other covenants under our 2005 Credit Facility. We are not subject to any minimum net worth covenants.
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
Financial assurances. We are required to provide financial assurances to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and/or related to our performance under certain collection, landfill and transfer station contracts. We satisfy the financial assurance requirements by providing performance bonds, letters of credit, insurance policies or trust deposits. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by the applicable state environmental regulations, which vary by state. The financial assurance requirements for capping, closure and post-closure costs can either be for costs associated with a portion of the landfill or the entire landfill. Generally, states will require a third-party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurances required can, and generally will, differ from the obligation determined and recorded under GAAP. The amount of the financial assurance requirements related to contract performance varies by contract.
Additionally, we are required to provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurances during 2007, although the mix of financial assurance instruments may change.
At March 31, 2007, we had the following financial assurance instruments and collateral in place (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$678.5	$—	$—	$—	$678.5
Surety bonds	620.3	500.5	—	—	1,120.8
Trust deposits	84.0	—	—	—	84.0
Letters of credit (1)	468.4	63.6	246.6	127.3	905.9

Total	$1,851.2	$564.1	$246.6	$127.3	$2,789.2

(1)	These amounts were issued under the 2005 Revolver, the Incremental Revolving Letter of Credit and the Institutional Letter of Credit Facility under our 2005 Credit Facility.
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

Interest Rate Risk Management
We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. Our policy requires that no less than 70% of our total debt is fixed, either directly or effectively through interest rate swap agreements. At March 31, 2007, approximately 79% of our debt was fixed, all directly.
From time to time, we have entered into interest rate swap agreements for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Our strategy is to use interest rate swap agreements when such transactions will serve to reduce our aggregate exposure and meet the objectives of our interest rate policy. These contracts are not entered into for trading purposes. At March 31, 2007, we had no interest rate swap agreements outstanding.
Contingencies
For a description of our commitments and contingencies, see Note 8 to our consolidated financial statements included under Item 1 of this Form 10-Q.
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
Disclosure Regarding Forward Looking Statements
This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Forward Looking Statements). All statements, other than statements of historical fact included in this report, are Forward Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Examples of these Forward Looking Statements include, among others, statements regarding:
•	our business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies;

•	our ability to obtain financing, refinance existing debt, increase liquidity, reduce interest cost, extend debt maturities and provide adequate financial liquidity;

•	the adequacy of our operating cash flow and revolving credit facility to make payments on our indebtedness, support our capital reinvestment needs and fund other liquidity needs;

•	our expected interest savings in connection with the refinancing of portions of our 2005 Credit Facility and the tender offer of a portion of our 8.50% senior notes;

•	our expectation of the amounts we will spend on capital expenditures, closure, post-closure and remediation expenditures related to landfill operations;

•	our ability to achieve credit ratios that would allow us to receive benefits of a cross-over investment grade company and/or investment grade-like cost of capital;

•	our ability to achieve price and volume increases and cost reductions in the future;

•	our estimates of future annual interest costs reductions;

•	our ability to perform our obligations under financial assurance contracts and our expectation that financial assurance contracts will not materially increase;

•	underlying assumptions related to general economic and financial market conditions;

•	our expectation that our casualty, property or environmental claims or other contingencies will not have a material effect on our operations or liquidity;

•	our belief that the costs of settlements or judgments arising from litigation and the effects of settlements or judgments on our consolidated liquidity, financial position or results of operation will not be material;

•	the impact of fuel costs and fuel recovery fees on our operations;

•	our ability to meet our projected capital expenditures spending;

•	our ability to renew and repay our receivables liquidity facility;

•	our expectations regarding the utilization of tax loss carryforwards;

•	our ability to sustain uncertain tax positions;

•	our ability to maintain sufficient surplus between our covenant ratios;

•	our ability to avoid penalties from the IRS; and,

•	the impact or effect of new accounting pronouncements on our financial condition or results of operations.
Other factors that could materially affect the Forward Looking Statements in this Form 10-Q can be found in our periodic reports filed with the SEC, including risk factors detailed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2006. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the Forward Looking Statements and are cautioned not to place undue reliance on such Forward Looking Statements. The Forward Looking Statements made herein are only made as of the date of this quarterly report on Form 10-Q, and we undertake no obligation to publicly update such Forward Looking Statements to reflect subsequent events or circumstances.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk. We are subject to interest rate risk on our variable rate long-term debt. From time to time, to reduce the risk from interest rate fluctuations, we have entered into interest rate swap agreements that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We currently have no outstanding interest rate swap agreements at March 31, 2007.
Increases or decreases in short-term market rates did not materially impact cash flow in the first quarter of 2007. At March 31, 2007, we have $1.5 billion of floating rate debt. If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $15.2 million ($9.1 million after tax). This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 4 to our consolidated financial statements in this Form 10-Q for additional information regarding how we manage interest rate risk.
Fuel prices. Fuel costs represent a significant operating expense. Historically, we have mitigated fuel cost exposure with fixed price purchase contracts. These contracts expired in the first quarter of 2006. When economically practical, we may enter into new or renewal contracts, or engage in other strategies to mitigate market risk. Where appropriate, we have implemented a fuel recovery fee that is designed to recover our fuel costs. While we charge these fees to a majority of our customers, we are unable to charge such fees to all customers. Consequently, an increase in fuel costs results in (1) an increase in our costs of operations, (2) a smaller increase in our revenues (from the fuel recovery fee) and (3) a decrease in our operating margin percentage, since the increase in revenue is more than offset by the increase in cost. Conversely, a decrease in fuel costs results in (1) a decrease in our costs of operations, (2) a smaller decrease in our revenues and (3) an increase in our operating margin percentage.
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

Commodities prices. We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenues from sales of recycled cardboard and newspaper in the first quarters of 2007 and 2006 were approximately $28.9 million and $20.1 million, respectively.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
By letter dated March 21, 2007, our subsidiary, Greenridge Reclamation LLC (Greenridge Reclamation), received a proposed Consent Assessment of Civil Penalty (CACP) from the Pennsylvania Department of Environmental Protection (PaDEP) Waste Management Bureau. The CACP for Greenridge Reclamation proposed to assess a civil penalty of $366,000 for alleged violations of the facility’s landfill permit between July 1 and December 15, 2006, specifically, that storage of yard cans in an area not permitted for such storage and eleven separate incidents in which yard can wastes were allegedly disposed of in the landfill without first being weighed. Greenridge Reclamation is investigating PaDEP’s allegations and is attempting to schedule a meeting with PaDEP to discuss both the substantive allegations and the amounts of the proposed penalties.
By letter dated March 21, 2007, our subsidiary, Greenridge Waste Services, LLC (GWS) received a proposed CACP from the PaDEP Waste Management Bureau. The CACP for GWS proposed a civil penalty assessment of $172,000 for violations of the Pennsylvania Solid Waste Management Act regulations, and Greenridge Reclamation’s landfill permit, which occurred between July 1 and December 15, 2006. PaDEP alleged that GWS had caused or contributed to the yard can storage violations alleged against Greenridge Reclamation; had disposed of yard can wastes in the landfill without first having the waste weighed in; had transported waste to the landfill on three occasions in overweight vehicles; and, on one occasion, failed to properly tarp a waste load which allegedly resulted in the spill of material onto a public highway. PaDEP also alleged that GWS failed to provide prompt notification of the incident. GWS is investigating PaDEP’s allegations and attempting to schedule a meeting with PaDEP to discuss both the substantive allegations and the amounts of the proposed penalties.
We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2003. Two significant matters relating to these audits are discussed below.
Risk management companies. Prior to our acquisition of BFI on July 30, 1999, BFI operating companies, as part of a risk management initiative to manage and reduce costs associated with certain liabilities, contributed assets and existing environmental and self-insurance liabilities to six fully consolidated BFI risk management companies (RMCs) in exchange for stock representing a minority ownership interest in the RMCs. Subsequently, the BFI operating companies sold that stock in the RMCs to third parties at fair market value which resulted in a capital loss of approximately $900 million for tax purposes, calculated as the excess of the tax basis of the stock over the cash proceeds received.
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

In April 2005, the Appeals Office of the IRS upheld the disallowance of the capital loss deduction. As a result, in late April 2005 we paid a deficiency to the IRS of $22.6 million for BFI tax years prior to the acquisition. We also received a notification from the IRS assessing a penalty of $5.4 million and interest of $12.8 million relating to the asserted $22.6 million deficiency.
In July 2005, we filed a suit for refund in the United States Court of Federal Claims. The government thereafter filed a counterclaim in the case for the $5.4 million penalty and $12.8 million of interest claimed by the IRS. In December 2005, the IRS agreed to suspend the collection of this penalty and interest until a decision is rendered on our suit for refund.
In July 2006, while the Court of Federal Claims case was pending, we discovered a jurisdictional defect in the case that could have prevented our recovery of the refund amounts claimed even if we would have been successful on the underlying merits. Accordingly, on September 12, 2006, we filed a motion to dismiss the case without prejudice on jurisdictional grounds. On March 2, 2007, the Court granted our motion dismissing the case. Thereafter, on March 16, 2007, the government filed a motion requesting that the Court reconsider its decision. That motion is presently pending. Should the government’s motion be granted, the case will continue in the Court of Federal Claims. However, should the government’s motion be denied, it may still appeal the decision to the United States Court of Appeals for the Federal Circuit. If an appeal is taken and the Court of Appeals affirms the lower court’s decision, or if no appeal is taken, we intend to refile the case in another litigating forum, having now cured the jurisdictional defect. We would not intend to refile the case in the Court of Federal Claims because the Court of Appeals, having jurisdiction over cases in the Court of Federal Claims, has rendered a decision on a similar issue in another case that is unfavorable to taxpayers litigating in the lower court. Although we continue to believe that the Court of Appeals decision in that case is flawed, the legal bases upon which the decision was reached are binding on the Court of Federal Claims and could adversely impact other litigation there involving a similar issue.
The remaining tax years affected by the capital loss issue are currently being audited or reviewed by the IRS. A decision by a Federal Court in the case described above should resolve the issue in these years as well. If we were to win the case, the initial payments would be refunded to us, subject to an appeal. If we were to lose the case, the deficiency associated with the remaining tax years would be due, subject to an appeal. If we were to settle the case, the settlement would likely cover all affected tax years and any resulting deficiency would become due in the ordinary course of the audits.
If the capital loss deduction is fully disallowed, we estimate it could have a potential federal and state cash tax impact (excluding penalties) of approximately $280 million, of which approximately $33 million has been paid, plus accrued interest through March 31, 2007 of approximately $139 million ($84 million net of tax benefit). Additionally, the IRS could ultimately impose penalties and interest on those penalties for any amount up to approximately $130 million, as of March 31, 2007, after tax.
Exchange of partnership interests. In April 2002, we exchanged minority partnership interests in four waste to energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly-owned subsidiaries. Although we have not yet received a formal notice of proposed adjustment, the IRS is contending that the exchange was a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $160 million plus accrued interest through March 31, 2007 of approximately $38 million ($23 million, net of tax benefit).

Also, the IRS could propose a penalty of up to 40% of the additional income tax due. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.
The potential tax and interest (but not penalties) impact of a full disallowance for both of these matters has been fully reserved on our consolidated balance sheet. With regard to tax and accrued interest through March 31, 2007, a disallowance would not materially adversely affect our consolidated results of operations; however a deficiency payment would adversely impact our cash flow in the period the payment was made. The accrual of additional interest through the time these matters are resolved will adversely affect our consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.
See Item 3 of our Form 10-K, for the year ended December 31, 2006 for our other previously reported legal proceedings.
Item 1A. Risk Factors
For a listing of our risk factors, see Item 1A, “Risk Factors”, in our Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

10.1*	Amended and restated Executive Employment Agreement between the Company and John J. Zillmer dated March 20, 2007.

10.2*	Amended and restated Executive Employment Agreement between the Company and Donald W. Slager dated March 20, 2007.

10.3*	Amended and restated Executive Employment Agreement between the Company and Peter S. Hathaway dated March 20, 2007.

10.4*	Amended and restated Executive Employment Agreement between the Company and Edward A. Evans dated March 20, 2007.

10.5*	Amended and restated Executive Employment Agreement between the Company and Timothy R. Donovan dated February 28, 2007.

10.6*	2007 Senior Management Incentive Plan effective January 1, 2007.

10.7*	Loan agreement between Allied Waste North America, Inc. and Mission Economic Development Corporation for Series 2007A Solid Waste Disposal Revenue Bonds dated April 1, 2007.

10.8	Underwriting Agreement, dated February 26, 2007, among Allied Waste Industries, Inc., Allied Waste North America, Inc., the guarantors party thereto and UBS Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., Banc of America Securities LLC, Deutsche Bank Securities, Inc., Wachovia Capital Markets, LLC, BNP Paribas Securities Corp., Calyon Securities (USA) Inc., and Scotia Capital (USA) Inc. Exhibit 1.1 to Allied’s Current Report on Form 8-K dated February 27, 2007 is incorporated herein by reference.

10.9	Eighteenth Supplemental Indenture governing the 6.875% Senior Notes due 2017, dated March 12, 2007, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated March 13, 2007 is incorporated herein by reference.

10.10	Supplemental Indenture to the Eighth Supplemental Indenture governing the 8.50% Senior Notes due 2008, dated March 12, 2007, by and among Allied Waste North America, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee. Exhibit 1.02 to Allied’s Current Report on Form 8-K dated March 13, 2007 is incorporated herein by reference.

10.11	Opinion of Latham & Watkins LLP, as to the legality of the 6.875% Senior Notes due 2017, dated March 12, 2007. Exhibit 5.01 to Allied’s Current Report on Form 8-K dated March 13, 2007 is incorporated herein by reference.

10.12	Statement of Eligibility and Qualification of Trustee on Form T-1 of U.S. Bank National Association under the Trust Indenture Act of 1939. Exhibit 25.1 to Allied’s Current Report on Form 8-K dated March 13, 2007 is incorporated herein by reference.

10.13	Fourth Amendment dated as of March 28, 2007, to the Credit Agreement dated as of July 21, 1999, as amended and restated as of March 21, 2005, among Allied Waste Industries, Inc., Allied Waste North America, Inc., the lenders party thereto (the Lenders), and JP Morgan Chase Bank, N.A. as administrative agent and collateral agent for the Lenders and as collateral trustee for the Shared Collateral Secured Parties. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated March 30, 2007 is incorporated herein by reference.

31.1*	Section 302 Certification of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer.

31.2*	Section 302 Certification of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

*	Filed herewith

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED WASTE INDUSTRIES, INC.

By:	/s/ PETER S. HATHAWAY
Peter S. Hathaway
Executive Vice President and Chief Financial Officer

By:	/s/ JOHN S. QUINN
John S. Quinn
Senior Vice President, Controller and
Chief Accounting Officer
Date: May 2, 2007