Form 10-Q
period 2007-06-30
ALLIED WASTE INDUSTRIES INC
filed 2007-08-03
CIK 848865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding as of July 27, 2007
Common Stock	371,009,233

ALLIED WASTE INDUSTRIES, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts, unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets —
Cash and cash equivalents	$107.6	$94.1
Accounts receivable, net of allowance of $20.4 and $18.6	724.9	692.8
Prepaid and other current assets	82.1	88.3
Deferred income taxes	45.8	172.5

Total current assets	960.4	1,047.7
Property and equipment, net	4,510.0	4,341.8
Goodwill	8,091.3	8,126.0
Other assets, net	301.9	295.5

Total assets	$13,863.6	$13,811.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$459.4	$236.6
Accounts payable	489.3	498.5
Current portion of accrued capping, closure, post-closure and environmental costs	93.3	95.8
Accrued interest	116.5	106.9
Other accrued liabilities	476.4	363.9
Unearned revenue	242.0	231.0

Total current liabilities	1,876.9	1,532.7
Long-term debt, less current portion	6,401.9	6,674.0
Deferred income taxes	276.4	357.3
Accrued capping, closure, post-closure and environmental costs, less current portion	798.5	769.5
Other long-term obligations	777.5	878.6
Commitments and Contingencies
Stockholders’ Equity —
Series D senior mandatory convertible preferred stock, $0.10 par value, 2.8 million shares authorized, 2.4 million shares issued and outstanding, liquidation preference of $250.00 per share, net of $19.2 million of issuance costs	580.8	580.8
Common stock, $0.01 par value, 525 million authorized shares, 369.7 million and 367.9 million shares issued and outstanding	3.7	3.7
Additional paid-in capital	2,823.1	2,802.0
Accumulated other comprehensive loss	(57.4)	(57.4)
Retained earnings	382.2	269.8

Total stockholders’ equity	3,732.4	3,598.9

Total liabilities and stockholders’ equity	$13,863.6	$13,811.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$1,560.2	$1,524.9	$3,016.9	$2,947.7
Cost of operations (exclusive of depreciation and amortization shown below)	972.1	979.6	1,903.1	1,910.9
Selling, general and administrative expenses	164.5	147.6	326.5	292.1
Depreciation and amortization	143.1	146.7	272.8	287.5
Loss from divestitures and asset impairments	2.4	—	1.5	—

Operating income	278.1	251.0	513.0	457.2
Interest expense and other	123.7	173.7	296.1	306.2

Income before income taxes from continuing operations	154.4	77.3	216.9	151.0
Income tax expense	62.6	40.6	90.8	74.8
Minority interests	0.1	0.2	—	(0.2)

Income from continuing operations	91.7	36.5	126.1	76.4
(Loss) income from discontinued operations, net of tax	(0.5)	1.1	5.0	2.4

Net income	91.2	37.6	131.1	78.8
Dividends on preferred stock	(9.3)	(9.4)	(18.7)	(24.1)

Net income available to common shareholders	$81.9	$28.2	$112.4	$54.7

Basic EPS:
Continuing operations	$0.22	$0.07	$0.29	$0.15
Discontinued operations	—	0.01	0.01	0.01

Net income available to common shareholders	$0.22	$0.08	$0.30	$0.16

Weighted average common shares	368.7	364.1	368.2	347.2

Diluted EPS:
Continuing operations	$0.21	$0.07	$0.29	$0.15
Discontinued operations	—	0.01	0.01	0.01

Net income available to common shareholders	$0.21	$0.08	$0.30	$0.16

Weighted average common and common equivalent shares	442.9	367.3	381.5	349.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating activities —
Net income	$131.1	$78.8
Discontinued operations, net of tax	(5.0)	(2.4)
Adjustments to reconcile net income to cash provided by operating activities— Provisions for:
Depreciation and amortization	272.8	287.5
Stock-based compensation expense	10.3	7.3
Doubtful accounts	10.9	7.5
Accretion of debt and amortization of debt issuance costs	10.4	10.9
Deferred income tax expense	71.4	62.4
Gain on sale of fixed assets	(5.1)	(2.6)
Non-cash reduction in acquisition accruals	(2.2)	(13.5)
Loss on divestitures and asset impairments	1.5	—
Write-off of deferred debt issuance costs	5.4	3.6
Change in operating assets and liabilities, excluding the effects of acquisitions—
Accounts receivable, prepaid expenses, inventories and other assets	(34.8)	(54.7)
Accounts payable, accrued liabilities, unearned income and other	(11.4)	(26.5)
Capping, closure and post-closure accretion	28.1	25.2
Capping, closure, post-closure and environmental expenditures	(19.9)	(23.8)

Cash provided by operating activities from continuing operations	463.5	359.7

Investing activities –
Cost of acquisitions, net of cash acquired	(72.8)	(10.6)
Proceeds from divestitures, net of cash divested	70.8	13.4
Proceeds from sale of fixed assets	8.2	7.3
Capital expenditures, excluding acquisitions	(367.8)	(370.7)
Capitalized interest	(9.3)	(8.2)
Other	(0.2)	1.5

Cash used for investing activities from continuing operations	(371.1)	(367.3)

Financing activities —
Proceeds from long-term debt, net of issuance costs	1,255.9	1,223.1
Payments of long-term debt	(1,329.0)	(1,147.0)
Payments of preferred stock dividends	(18.7)	(29.4)
Net change in disbursement account	(0.7)	(63.3)
Net proceeds from sale of common stock, exercise of stock options and other	15.7	8.7

Cash used for financing activities from continuing operations	(76.8)	(7.9)

Discontinued operations -
Operating activities	(2.1)	8.1
Investing activities	—	(1.1)

Cash provided by (used for) discontinued operations	(2.1)	7.0

Increase (decrease) in cash and cash equivalents	13.5	(8.5)
Cash and cash equivalents, beginning of period	94.1	56.1

Cash and cash equivalents, end of period	$107.6	$47.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Allied Waste Industries, Inc. (Allied, we, us, our or the Company), a Delaware corporation, is the second largest non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous waste collection, transfer, recycling and disposal services in 37 states and Puerto Rico, geographically identified by the Company as the Midwestern, Northeastern, Southeastern, Southwestern and Western regions.
The consolidated financial statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The December 31, 2006 balance sheet data included herein has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (GAAP). The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe that the presentations and disclosures herein are adequate when read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 and our consolidated financial statements for the year ended December 31, 2006 and the related notes thereto included in our Current Report on Form 8-K, filed on May 18, 2007. The consolidated financial statements as of June 30, 2007, and for the three and six months ended June 30, 2007 and 2006 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments (except as otherwise disclosed in the notes) necessary to fairly state the financial position and results of operations for such periods. Operating results for interim periods are not necessarily indicative of the results for full years. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.
For the description of our significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 2006 in our Annual Report on Form 10-K.
Discontinued operations –
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
A summary of discontinued operations on the consolidated balance sheet is as follows (in millions):

December 31, 2006
Accounts receivable, net	$8.6
Other current assets	0.4
Property and equipment, net	12.3

Total assets	$21.3

Current liabilities	$9.8

Total liabilities	$9.8

Results of operations for the discontinued operations were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$—	$15.7	$16.4	$31.6

(Loss) income before income taxes	$(0.5)	$1.7	$2.2	$3.9
Gain on divestiture	—	—	11.5	—
Income tax expense	—	0.6	8.7	1.5

Discontinued operations, net of tax	$(0.5)	$1.1	$5.0	$2.4

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Included in the results for discontinued operations for the six months ended June 30, 2007 is a gain of approximately $11.5 million ($3.8 million gain, net of tax) for the sale of the assets, including $39.2 million of goodwill, divested and recorded in the first quarter of 2007. Discontinued operations for the three months ended June 30, 2007 and 2006 included $0.5 million of pre-tax loss ($0.5 million loss, net of tax) and $1.7 million of pre-tax income ($1.1 million income, net of tax), respectively, from operations. Discontinued operations for the six months ended June 30, 2007 and 2006 included $2.2 million of pre-tax income ($1.2 million income, net of tax) and $3.9 million of pre-tax income ($2.4 million income, net of tax), respectively, from operations.
Acquisitions —
During the first quarter of 2007, we acquired collection operations, two transfer stations and a landfill in our Western region for a total consideration of $61.7 million, of which $8.0 million was paid in April 2007. The pro forma effect of these acquisitions, individually and collectively, was not material.
Interest expense capitalized —
We capitalize interest in connection with the construction of our landfill assets. Actual acquisition, permitting and construction costs incurred, which relate to landfill assets under active development, qualify for interest capitalization. Interest capitalization ceases when the construction of a landfill asset is complete and available for use. During the three and six months ended June 30, 2007 and 2006, we capitalized interest expense of $4.8 million, $9.3 million, $4.1 million and $8.2 million, respectively.
Statements of cash flows —
The supplemental cash flow disclosures are as follows (in millions):

	Six Months Ended
	June 30,
	2007	2006
Supplemental Disclosures -
Interest paid (net of amounts capitalized)	$231.7	$254.5
Income taxes paid (net of refunds received)	16.7	17.1

Non-Cash Transactions -
Liabilities incurred or assumed in acquisitions	$1.9	$1.7
Accrued dividends on preferred stock	3.1	3.1
Stockholders’ equity —
Accumulated other comprehensive loss, included in stockholders’ equity, reflects our pension liability of $57.4 million, net of tax, at both June 30, 2007 and December 31, 2006.
Total comprehensive income is $91.2 million, $131.1 million, $37.6 million and $78.8 million for the three and six months ended June 30, 2007 and 2006, respectively.
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
In September 2006, the FASB issued SFAS No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. We adopted the recognition provisions of this standard effective December 31, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the employer’s year-end reporting date. The measurement date provisions of SFAS 158 are effective for us for the year ending December 31, 2008. We do not expect the adoption of the measurement date provisions of SFAS 158 to have a material impact on our financial position or results of operations.
In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-3, How Taxes Collected and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-3). The EITF determined that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 was effective for us beginning January 1, 2007. We report sales taxes collected from customers on a net presentation basis. We report landfill taxes collected from customers on a gross basis as they create a direct obligation for us. Landfill taxes recorded during the three and six months ended June 30, 2007 and 2006 were $33.5 million, $63.4 million, $35.3 million, and $67.8 million, respectively. The adoption of EITF 06-03 did not impact our financial position or results of operations.
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
As of January 1, 2007, we had unrecognized tax benefits of $629 million, $17 million of which would favorably impact our effective tax rate if subsequently recognized. As of June 30, 2007, we had unrecognized tax benefits of $535 million, $20 million of which would favorably impact our effective tax rate if subsequently recognized. As a result of the expected completion by the Appeals Office of the Internal Revenue Service (IRS) of its review of our 1998 and 1999 federal income tax returns, the amount of unrecognized tax benefits related to various audit adjustments may decrease by approximately $19 million during the next twelve months.
We have historically recognized interest and penalties relating to income tax matters as a component of income tax expense and will continue to do so under FIN 48. As of June 30, 2007, we have accrued $199 million for interest and $2 million for penalties relating to income tax matters including $24 million of interest accrued during the six months ended June 30, 2007.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Property and Equipment
The following tables show the activity and balances related to property and equipment from December 31, 2006 through June 30, 2007 (in millions):

	Property and Equipment
	Balance at		Sales	Acquisitions,	Transfers	Balance at
	December 31,	Capital	and	Net of	and	June 30,
	2006	Additions	Retirements	Divestitures	Other(1)	2007
Land and improvements	$477.8	$3.3	$(9.0)	$10.2	$1.5	$483.8
Land held for permitting as landfills	95.1	6.8	—	—	(7.6)	94.3
Landfills	4,267.8	99.7	—	47.0	22.8	4,437.3
Buildings and improvements	507.1	8.0	(1.0)	7.1	(3.6)	517.6
Vehicles and equipment	2,214.2	221.5	(55.9)	1.5	(0.4)	2,380.9
Containers and compactors	962.7	25.4	(8.5)	1.1	—	980.7
Furniture and office equipment	53.4	3.1	(0.9)	—	3.1	58.7

Total	$8,578.1	$367.8	$(75.3)	$66.9	$15.8	$8,953.3

	Accumulated Depreciation and Amortization
		Depreciation
	Balance at	and	Sales	Acquisitions,	Transfers	Balance at
	December 31,	Amortization	and	Net of	and	June 30,
	2006	Expense	Retirements	Divestitures	Other	2007
Land and improvements	$(37.1)	$(3.0)	$0.1	$—	$—	$(40.0)
Landfills	(2,090.7)	(110.7)	—	—	—	(2,201.4)
Buildings and improvements	(167.6)	(12.6)	0.9	—	(0.1)	(179.4)
Vehicles and equipment	(1,260.3)	(103.6)	53.4	2.9	(1.6)	(1,309.2)
Containers and compactors	(641.6)	(40.2)	8.2	0.8	—	(672.8)
Furniture and office equipment	(39.0)	(2.3)	0.9	—	(0.1)	(40.5)

Total	$(4,236.3)	$(272.4)	$63.5	$3.7	$(1.8)	$(4,443.3)

Property and equipment, net	$4,341.8	$95.4	$(11.8)	$70.6	$14.0	$4,510.0

(1)	Primarily relates to capitalized interest of $9.3 million (see Note 1) as well as a $5.6 million write-up to fair value for surplus land which was donated in April 2007.
Maintenance and repair expenses charged to cost of operations for the three and six months ended June 30, 2007 were $122.8 million and $244.6 million, respectively, and $124.5 million and $250.3 million for the same periods in 2006, respectively. We recognized net pre-tax gains on the disposal of fixed assets for the three and six months ended June 30, 2007 of $3.1 million and $5.1 million, respectively; and $1.7 million and $2.6 million for same periods in 2006, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Goodwill
The following table shows the activity and balances related to goodwill by reporting unit from December 31, 2006 through June 30, 2007 (in millions):

	Balance at				Balance at
	December 31,				June 30,
	2006	Acquisitions	Divestitures	Adjustments(1)	2007
Midwestern	$2,156.4	$—	$—	$0.6	$2,157.0
Northeastern	1,762.9	—	—	0.5	1,763.4
Southeastern	1,579.0	—	(39.2)	0.5	1,540.3
Southwestern	1,372.9	—	—	0.4	1,373.3
Western	1,254.8	1.8	—	0.7	1,257.3

Total	$8,126.0	$1.8	$(39.2)	$2.7	$8,091.3

(1)	Includes income tax related adjustments associated with the acquisition of BFI in 1999.
4. Long-term Debt
Long-term debt at June 30, 2007 and December 31, 2006 consists of the amounts listed in the following table. The effective interest rates include our interest cost incurred, amortization of deferred debt issuance cost and amortization or accretion of discounts or premiums (dollars in millions).

	Debt Balance at		Effective Interest Rate
	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006
2005 Revolver due 2012, ABR borrowings*	$12.0	$—	9.00%	9.75%
2005 Revolver due 2012, Adjusted LIBOR borrowings*	—	—	7.11	7.86
2005 Term Loan due 2014	901.7	1,105.0	7.28	7.34
Receivables secured loan	297.1	230.0	6.01	6.02
6.375% senior notes due 2008	159.5	157.9	8.34	8.34
8.50% senior notes due 2008	—	750.0	—	8.78
6.50% senior notes due 2010	350.0	350.0	6.76	6.76
5.75% senior notes due 2011	400.0	400.0	6.00	6.00
6.375% senior notes due 2011	275.0	275.0	6.63	6.63
9.25% senior notes due 2012	250.9	250.9	9.40	9.40
7.875% senior notes due 2013	450.0	450.0	8.09	8.09
6.125% senior notes due 2014	425.0	425.0	6.30	6.30
7.25% senior notes due 2015	600.0	600.0	7.43	7.43
7.125% senior notes due 2016	595.3	595.1	7.38	7.38
6.875% senior notes due 2017	750.0	—	7.04	—
9.25% debentures due 2021	96.4	96.3	9.47	9.47
7.40% debentures due 2035	295.6	294.4	8.03	8.03
4.25% senior subordinated convertible debentures due 2034	230.0	230.0	4.34	4.34
7.375% senior unsecured notes due 2014	400.0	400.0	7.55	7.55
Solid waste revenue bond obligations, principal payable through 2031	357.2	280.6	6.49	6.85
Notes payable to banks, finance companies, and individuals, interest rates of 2.37% to 11.25%, and principal payable through 2014, secured by vehicles, equipment, real estate or accounts receivable **	1.9	2.3	6.55	6.00
Obligations under capital leases of vehicles and equipment **	11.9	12.4	8.88	8.92
Notes payable to individuals and commercial companies, interest rates of 5.99% to 9.50%, principal payable through 2010, unsecured **	1.8	5.7	6.10	8.07

Total debt **	6,861.3	6,910.6	7.13	7.37
Less: Current portion	459.4	236.6

Long-term portion	$6,401.9	$6,674.0

*	Reflects weighted average interest rate, excludes fees.

**	Reflects weighted average interest rate.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2007 Financing —
In March 2007, we issued $750 million of 6.875% senior notes due 2017 and used the proceeds to fund a portion of our tender offer for our 8.50% senior notes due 2008. On March 28, 2007, we completed the amendment to our 2005 Credit Facility, which included re-pricing the 2005 Revolver and a two-year maturity extension for all facilities under the 2005 Credit Facility. The interest rate and fees for borrowings and letters of credit under the 2005 Revolver were reduced by 75 basis points. In addition, our fee for the unused portion of the 2005 Revolver was reduced by 37.5 basis points. We expensed approximately $45.4 million of costs related to premiums paid, write-off of deferred financing and other costs in connection with these transactions. These costs were included in interest expense and other on our consolidated statements of operations.
In May 2007, we renewed our accounts receivable securitization program and concurrently increased the capacity of this 364-day liquidity facility from $230 million to $300 million. The proceeds from this increase of approximately $70 million were used to repay a portion of our 2005 Term Loan. Additionally, we made an optional $135 million prepayment on the 2005 Term Loan during the quarter ended June 30, 2007.
In April 2007, we completed an offering of $56.8 million of 5.20% unsecured tax-exempt bonds due 2018. In June 2007, we completed an offering of $20.0 million of 5.15% unsecured tax-exempt bonds due 2015. At June 30, 2007, we had $357.2 million of tax-exempt bonds outstanding, most of which were originated by certain subsidiaries of ours prior to their acquisition.
2005 Credit facility —
At June 30, 2007, we had a senior secured credit facility, referred to as the 2005 Credit Facility, that included: (i) a $1.575 billion Revolving Credit Facility due March 2012 (the 2005 Revolver), (ii) a $901.7 million Term Loan B due March 2014, referred to as the 2005 Term Loan, (iii) a $490 million Institutional Letter of Credit Facility due March 2014, and (iv) a $25 million Incremental Revolving Letter of Credit Facility due March 2012. Of the $1.575 billion available under the 2005 Revolver, the entire amount may be used to support the issuance of letters of credit. At June 30, 2007, we had $12.0 million of borrowings outstanding and $323.1 million in letters of credit drawn on the 2005 Revolver, leaving approximately $1.2 billion capacity available under the 2005 Revolver. Both the $25 million Incremental Revolving Letter of Credit Facility and $490 million Institutional Letter of Credit Facility were fully utilized at June 30, 2007.
The 2005 Credit Facility bears interest at (a) an Alternative Base Rate (ABR), or (b) an Adjusted LIBOR, both terms defined in the 2005 Credit Facility agreement, plus, in either case, an applicable margin based on our leverage ratio. Proceeds from the 2005 Credit Facility may be used for working capital and other general corporate purposes, including acquisitions.
We are required to make prepayments on the 2005 Credit Facility upon completion of certain transactions as defined in the 2005 Credit Facility, including asset sales and issuances of debt securities. Proceeds from these transactions, in certain circumstances, are required to be applied to amounts due under the 2005 Credit Facility pursuant to the 2005 Credit Facility agreement. We are also required to prepay a portion of the 2005 Term Loan with up to 50% of any excess cash flows from operations, as defined in the 2005 Credit Facility agreement. The agreement also requires scheduled amortization of the 2005 Term Loan and Institutional Letter of Credit Facility. There is no further scheduled amortization on the 2005 Term Loan except for the outstanding balance at maturity on March 28, 2014.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Receivables secured loan —
We have an accounts receivable securitization program with two financial institutions that allows us to borrow up to $300 million on a revolving basis under a loan agreement secured by receivables. The agreements include a 364-day liquidity facility and a three-year purchase commitment, secured by receivables. If we are unable to renew the liquidity facility when it matures on May 27, 2008, we will refinance any amounts outstanding with borrowings from our 2005 Revolver or with other long-term borrowings. Although we intend to renew the liquidity facility on May 27, 2008, and do not expect to repay the amounts within the next twelve months, the loan is classified as a current liability because it has a contractual maturity of less than one year.
Debt covenants —
Under the 2005 Credit Facility, we are subject to the financial covenants set forth below:
Minimum Interest Coverage:

From the Quarter Ending	Through the Quarter Ending	EBITDA(1)/Interest
April 1, 2007	June 30, 2007	2.15x
July 1, 2007	March 31, 2008	2.20x
April 1, 2008	September 30, 2008	2.25x
October 1, 2008	December 31, 2008	2.30x
January 1, 2009	June 30, 2009	2.40x
July 1, 2009	December 31, 2009	2.55x
January 1, 2010	Thereafter	2.75x
Maximum Leverage:

From the Quarter Ending	Through the Quarter Ending	Total Debt/EBITDA(1)
January 1, 2007	June 30, 2007	5.75x
July 1, 2007	December 31, 2008	5.50x
January 1, 2009	June 30, 2009	5.25x
July 1, 2009	December 31, 2009	5.00x
January 1, 2010	Thereafter	4.50x
At June 30, 2007, we were in compliance with all financial and other covenants under our 2005 Credit Facility. We are not subject to any minimum net worth covenants. At June 30, 2007, our EBITDA(1)/Interest ratio, as defined by the 2005 Credit Facility was 2.80:1 and Total Debt/EBITDA(1) ratio was 4.22:1.

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
All of our notes contain certain financial covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At June 30, 2007, we were in compliance with all applicable covenants.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Guarantees —
We, and substantially all of our subsidiaries, are jointly and severally liable for the obligations under the 6.50% senior notes due 2010, the 5.75% senior notes due 2011, the 6.375% senior notes due 2011, the 9.25% senior notes due 2012, the 7.875% senior notes due 2013, the 6.125% senior notes due 2014, the 7.375% senior unsecured notes due 2014, the 7.25% senior notes due 2015, the 7.125% senior notes due 2016 and the 6.875% senior notes due 2017 issued by Allied Waste North America, Inc. (Allied NA) and the 2005 Credit Facility through unconditional guarantees issued by us, current and future subsidiaries. Allied NA, our wholly-owned subsidiary, and Allied are jointly and severally liable for the obligations under the 6.375% senior notes due 2008, the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by Browning-Ferris Industries, Inc. (BFI) through an unconditional, joint and several, guarantee issued by Allied NA and Allied. Allied is also jointly and severally liable for the obligations under the $20.0 million 5.15% due 2015 and the $56.8 million 5.20% unsecured tax-exempt bonds due 2018 issued by Allied NA through unconditional guarantees issued by us. Certain of other debt issued by us or our subsidiaries may also be guaranteed by us or our subsidiaries. At June 30, 2007, the maximum potential amount of future payments under the guarantees is the outstanding amount of the debt identified above and the amount for letters of credit issued under the 2005 Credit Facility. In accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), the guarantees are not recorded in our consolidated financial statements as they represent parent-subsidiary guarantees. We do not guarantee any third-party debt.
Collateral —
Our 2005 Credit Facility is secured by the stock of substantially all of our subsidiaries and a security interest in substantially all of our assets. A portion of the collateral that collateralizes the 2005 Credit Facility is shared as collateral with the holders of certain of our senior secured notes and debentures.
The senior secured notes and debentures are collateralized by the stock of substantially all of the Browning-Ferris Industries, LLC (BFI, LLC) subsidiaries along with certain other Allied subsidiaries and a security interest in the assets of BFI, LLC, its domestic subsidiaries and certain other Allied subsidiaries. As of June 30, 2007, the book value of the assets of the subsidiaries that serve as collateral for these notes and debentures was approximately $8.9 billion, which represents approximately 64% of our consolidated total assets.
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
At June 30, 2007, approximately 81% of our debt was fixed and 19% had variable interest rates. We had no interest rate swap contracts at June 30, 2007.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Landfill Accounting
Landfill accounting —
We have a network of 169 owned or operated active landfills with a net book value of approximately $2.2 billion at June 30, 2007. In addition, we own or have responsibility for 112 closed landfills.
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
Landfill assets —
The following is a rollforward of our investment in our landfill assets excluding project costs and land held for permitting as landfills (in millions):

Capping,
	Net Book Value of	Landfill	Closure and
Net Book Value at	Landfills Acquired,	Development	Post Closure	Landfill		Net Book Value at
December 31, 2006	Net of Divestitures	Costs	Accruals	Amortization	Other	June 30, 2007
$2,177.1	$47.0	$109.0	$14.5	$(110.7)	$(1.0)	$2,235.9
Landfill amortization expense approximated $61.0 million and $67.9 million, respectively, or an average of $3.12 and $3.28 per ton consumed during the three months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007 and 2006, we expensed approximately $110.7 million and $129.6 million, respectively, or an average of $2.99 and $3.30 per ton consumed, respectively, related to landfill amortization.
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
Accretion expense for capping, closure and post-closure for the three months ended June 30, 2007 and 2006 was $14.1 million and $12.4 million, respectively, or an average of $0.72 and $0.60 per ton consumed, respectively. During the six months ended June 30, 2007 and 2006, we recorded accretion expense of $28.1 million and $25.2 million, respectively, or an average of $0.76 and $0.64 per ton consumed, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table shows the activity and balances related to environmental accruals and for capping, closure and post-closure accruals related to open and closed landfills from December 31, 2006 through June 30, 2007 (in millions):

	Balance at				Balance at
	December 31,	Accretion			June 30,
	2006	Expense	Other(1)	Payments	2007
Environmental accruals	$217.3	$—	$1.3	$(9.7)	$208.9
Open landfills capping, closure, and post-closure accruals	429.3	18.4	16.4	(0.8)	463.3
Closed landfills capping, closure, and post-closure accruals	218.7	9.7	0.6	(9.4)	219.6

Total	$865.3	$28.1	$18.3	$(19.9)	$891.8

(1)	Amounts consist primarily of amounts accrued for capping, closure and post-closure liabilities during the period which were offset by a related increase in landfill assets.
6. Employee Benefit Plans
Components of net periodic benefit cost —
The following tables provide the components of net periodic benefit cost for the BFI Pension Plan and the supplemental executive retirement plan (SERP) (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
BFI Pension Plan:	2007	2006	2007	2006
Service cost	$—	$—	$0.1	$0.1
Interest cost	5.3	5.3	10.5	10.6
Expected return on plan assets	(7.4)	(7.5)	(14.9)	(15.0)
Recognized net actuarial loss	1.2	1.8	2.5	3.5
Curtailment	—	0.1	—	0.1

Net periodic benefit cost	$(0.9)	$(0.3)	$(1.8)	$(0.7)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
SERP:	2007	2006	2007	2006
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	0.2	0.1	0.4	0.3
Curtailment	0.2	—	0.4	—
Amortization of prior service cost	—	0.2	—	0.4

Net periodic benefit cost	$0.6	$0.5	$1.2	$1.1

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Net Income Per Common Share
Net income per common share is calculated by dividing net income less dividend requirements on preferred stock, by the weighted average number of common shares and common share equivalents outstanding during each period. The computation of basic earnings per share and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic earnings per share computation:
Income from continuing operations	$91.7	$36.5	$126.1	$76.4
Less: Dividends on preferred stock	(9.3)	(9.4)	(18.7)	(24.1)

Income from continuing operations available to common shareholders	$82.4	$27.1	$107.4	$52.3

Weighted average common shares outstanding	368.7	364.1	368.2	347.2

Basic earnings per share from continuing operations	$0.22	$0.07	$0.29	$0.15

Diluted earnings per share computation:
Income from continuing operations	$91.7	$36.5	$126.1	$76.4
Less: Dividends on preferred stock	—	(9.4)	(18.7)	(24.1)
Add back: Interest expense on senior subordinated convertible debentures, net of tax	1.5	—	2.9	—

Income from continuing operations available to common shareholders	$93.2	$27.1	$110.3	$52.3

Weighted average common shares outstanding	368.7	364.1	368.2	347.2
Dilutive effect of stock awards	2.1	3.2	2.0	2.7
Dilutive effect of senior subordinated convertible debentures	11.3	—	11.3	—
Dilutive effect of Series D preferred stock	60.8	—	—	—

Weighted average common and common equivalent shares outstanding	442.9	367.3	381.5	349.9

Diluted earnings per share from continuing operations	$0.21	$0.07	$0.29	$0.15

In calculating earnings per share, we have not assumed conversion of the following securities into common shares since the effects of those conversions would not be dilutive common shares (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock options	4.5	7.0	4.5	8.7
Series C preferred stock	—	—	—	34.1
Series D preferred stock	—	60.8	60.8	60.8
Senior subordinated convertible debentures	—	11.3	—	11.3
8. Commitments and Contingencies
Litigation —
We are subject to extensive and evolving laws and regulations and have implemented our own safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings for a particular period. We accrue for legal matters and regulatory compliance contingencies when such costs are probable and can be reasonably estimated. Except for the tax contingencies discussed below, we do not believe that matters in process at June 30, 2007 will have a material adverse effect on our consolidated liquidity, financial position or results of operations.

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
In September 1999, neighboring parties and others filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from a dispute years earlier related largely to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 2.1 million tons at June 30, 2007. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a Texas state trial court in the civil lawsuit issued a judgment, including an injunction that effectively revoked the expansion permit that was granted by the TCEQ in 2001 because it would require us to operate the landfill according to a prior permit granted in 1988 as well as comply with other requirements that the plaintiffs had requested. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion permit proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.
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
On March 14, 2006, our wholly-owned subsidiary, BFI Waste Systems of Mississippi, LLC, received a Notice of Violation from the Environmental Protection Agency (the EPA) alleging that it was in violation of certain Clean Air Act provisions governing federal Emissions Guidelines for Municipal Solid Waste Landfills, New Source Performance Standards for Municipal Solid Waste Landfills, and the facility Operating Permit at its Little Dixie Landfill. The majority of these alleged violations involve the failure to file reports or permit applications, including but not limited to design capacity reports, non-methane organic compound (NMOC) emission rate reports and collection and control system design plans, with the EPA in a timely manner. If we are found to be in violation of such regulations we may be subject to remedial action under EPA regulations, including monetary sanctions of up to $32,500 per day. By letter dated January 17, 2007, the EPA notified the Company that EPA had referred the matter to the U.S. Department of Justice for purposes of bringing an enforcement action and invited the Company to engage in settlement negotiations. We

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
do not believe the outcome of this matter will have a material adverse effect on our consolidated liquidity, financial position or results of operations.
By letter dated March 21, 2007, our subsidiary, Greenridge Reclamation LLC (Greenridge Reclamation), received a proposed Consent Assessment of Civil Penalty (CACP) from the Pennsylvania Department of Environmental Protection (PaDEP) Waste Management Bureau. The CACP for Greenridge Reclamation proposed to assess a civil penalty of $366,000 for alleged violations of the facility’s landfill permit between July 1 and December 15, 2006, specifically, that storage of yard cans in an area not permitted for such storage and eleven separate incidents in which yard can wastes were allegedly disposed of in the landfill without first being weighed. Currently, Greenridge Reclamation is discussing both the substantive allegations and the amounts of the proposed penalties with PaDEP.
By letter dated March 21, 2007, our subsidiary, Greenridge Waste Services, LLC (GWS) received a proposed CACP from the PaDEP Waste Management Bureau. The CACP for GWS proposed a civil penalty assessment of $172,000 for violations of the Pennsylvania Solid Waste Management Act regulations, and Greenridge Reclamation’s landfill permit, which occurred between July 1 and December 15, 2006. PaDEP alleged that GWS had caused or contributed to the yard can storage violations alleged against Greenridge Reclamation; had disposed of yard can wastes in the landfill without first having the waste weighed in; had transported waste to the landfill on three occasions in overweight vehicles; and, on one occasion, failed to properly tarp a waste load, which allegedly resulted in the spill of material onto a public highway. PaDEP also alleged that GWS failed to provide prompt notification of the incident. Currently, GWS is discussing both the substantive allegations and the amounts of the proposed penalties with PaDEP.
On November 23, 2005, we received a letter from the San Joaquin District Attorney’s Office, Environmental Prosecutions Unit, (the District Attorney) alleging violations of California permit and regulatory requirements relating to Forward, Inc., our wholly-owned subsidiary,(Forward) and the operation of its landfill. The District Attorney is investigating whether Forward may have (i) mixed green waste with food waste as “alternative daily cover”; (ii) exceeded the daily and weekly tonnage intake limits; (iii) allowed a concentration of methane gas well in excess of 5 percent and (iv) accepted hazardous waste at a landfill which is not authorized to accept hazardous waste. Such conduct allegedly violates provisions of Business and Professions Code sections 17200, et seq., by virtue of violations of Public Resources Code Division 30, Part 4, Chapter 3, Article 1, sections 44004 and 44014(b); California Code of Regulations Title 27, Chapter 3, Subchapter 4, Article 6, sections 20690(11) and 20919.5; and Health and Safety Code sections 25200, 25100, et seq, and 25500, et seq. On December 7, 2006, Forward received a subpoena and interrogatories from the District Attorney and responded to both as of February 15, 2007. In June 2007, the District Attorney advised counsel for Forward that, if found in violation of such laws, Forward could be subject to monetary sanctions of up to $2,500 per violation and a permanent injunction to obey all applicable laws and regulations.
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
At June 30, 2007, we had the following financial assurance instruments and collateral in place (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$690.5	$—	$—	$—	$690.5
Surety bonds	639.5	502.8	—	—	1,142.3
Trust deposits	84.5	—	—	—	84.5
Letters of credit(1)	399.8	65.1	245.7	127.5	838.1

Total	$1,814.3	$567.9	$245.7	$127.5	$2,755.4

(1)	At June 30, 2007, these amounts were issued under the 2005 Revolver, the Incremental Revolving Letter of Credit and the Institutional Letter of Credit Facility under our 2005 Credit Facility.
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
Guarantees —
We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that relate to our activities prior to the

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
divestiture and that may become known in the future. As of June 30, 2007, we estimated the contingent obligations associated with these indemnifications to be insignificant.
We have entered into agreements to guarantee the value of certain property that is adjacent to certain landfills to the property owners. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees were accounted for in accordance with SFAS No. 5, Accounting for Contingencies. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FIN 45. We estimate that the contingent obligations associated with these indemnifications are not significant at June 30, 2007.
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
We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2003. Certain matters relating to these audits are discussed below.
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
In July 2006, while the Court of Federal Claims case was pending, we discovered a jurisdictional defect in the case that could have prevented our recovery of the refund amounts claimed even if we would have been successful on the underlying merits. Accordingly, on September 12, 2006, we filed a motion to dismiss the case without prejudice on jurisdictional grounds. On March 2, 2007, the Court granted our motion dismissing the case. Thereafter, on July 6, 2007, the government appealed the decision to the United States Court of Appeals for the Federal Circuit. If the Court of Appeals reverses the lower court’s decision, the case will continue in the Court of Federal Claims. If the Court of Appeals affirms the lower court’s decision, we intend to refile the case in another

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
litigating forum, having now cured the jurisdictional defect. We would not intend to refile the case in the Court of Federal Claims because the Court of Appeals, having jurisdiction over cases in the Court of Federal Claims, has rendered a decision on a similar issue in another case that is unfavorable to taxpayers litigating in the lower court. Although we continue to believe that the Court of Appeals decision in that case is flawed, the legal bases upon which the decision was reached are binding on the Court of Federal Claims and could adversely impact other litigation there involving a similar issue.
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
If the capital loss deduction is fully disallowed, we estimate it could have a potential federal and state cash tax impact (excluding penalties) of approximately $280 million, of which approximately $33 million has been paid, plus accrued interest through June 30, 2007 of approximately $148 million ($89 million net of tax benefit). Additionally, the IRS could ultimately impose penalties and interest on those penalties for any amount up to approximately $130 million, as of June 30, 2007, after tax.
Exchange of partnership interests. In April 2002, we exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly-owned subsidiaries. Although we have not yet received a formal notice of proposed adjustment, the IRS is contending that the exchange was a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $160 million plus accrued interest through June 30, 2007 of approximately $31 million ($19 million, net of tax benefit). Also, the IRS could propose a penalty of up to 40% of the additional income tax due. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.
The potential tax and interest (but not penalties) impact of a full disallowance for both of these matters has been fully reserved on our consolidated balance sheet, $121 million of which is reflected in current liabilities. With regard to tax and accrued interest through June 30, 2007, a disallowance would not materially adversely affect our consolidated results of operations; however a deficiency payment would adversely impact our cash flow in the period the payment was made. The accrual of additional interest through the time these matters are resolved will continue to adversely affect our consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.
Methane gas. During the second quarter of 2007, as part of its examination of our 2000 – 2003 federal income tax returns, the IRS reviewed the Company’s treatment of costs associated with our landfill operations. As a result of this review, the IRS has proposed that certain landfill costs be allocated to the collection and control of methane gas that is naturally produced within the landfill. The IRS’ position is that the methane gas produced by a landfill is a joint product resulting from the operations of the landfill and, therefore, these costs should not be expensed until the methane gas is sold or otherwise disposed.
We plan to contest this issue at the Appeals Division of the IRS. The Company believes it has several meritorious defenses, including the fact that methane gas is not actively produced for sale by the Company but rather arises naturally in the context of providing disposal services. Therefore, we believe that the subsequent resolution of this issue will not have a material adverse impact on our consolidated liquidity, financial position or results of operations.

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
The tables below reflect certain information relating to the continuing operations of our geographic operating segments (in millions):

Revenues:	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Midwestern	$325.0	$319.6	$615.4	$608.7
Northeastern	326.1	322.3	620.9	618.6
Southeastern	251.8	254.3	495.9	496.6
Southwestern	258.0	252.6	504.1	493.6
Western	362.6	338.0	704.4	660.8

Total reportable segments	1,523.5	1,486.8	2,940.7	2,878.3
Other(1)	36.7	38.1	76.2	69.4

Total per financial statements	$1,560.2	$1,524.9	$3,016.9	$2,947.7

(1)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a regional basis.

Operating income before depreciation and amortization: (1)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Midwestern	$101.8	$96.2	$187.7	$174.3
Northeastern	92.0	84.3	166.3	156.6
Southeastern	81.3	77.9	158.1	147.6
Southwestern	80.4	73.5	148.6	143.8
Western	127.0	109.7	239.4	209.0

Total operating income before depreciation and amortization for reportable segments	$482.5	$441.6	$900.1	$831.3

(1)	See following table for reconciliation to income before income taxes from continuing operations per the consolidated statements of operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reconciliation of our primary measure of segment profitability to income before income taxes from continuing operations (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total operating income before depreciation and amortization for reportable segments	$482.5	$441.6	$900.1	$831.3
Depreciation and amortization	(143.1)	(146.7)	(272.8)	(287.5)
Interest expense and other	(123.7)	(173.7)	(296.1)	(306.2)
Other(1)	(61.3)	(43.9)	(114.3)	(86.6)

Income before income taxes from continuing operations	$154.4	$77.3	$216.9	$151.0

(1)	Amounts relate primarily to our subsidiaries, which provide services throughout the organization and not on a regional basis, including national accounts where work has been subcontracted.
The following table shows our total reported revenues by service line. Intercompany revenues have been eliminated (dollars in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
Collection
Residential	$305.3	19.6%	$301.5	19.8%	$600.8	19.9%	$597.0	20.2%
Commercial	383.7	24.6	365.4	24.0	756.1	25.1	721.6	24.5
Roll-off(1)	336.2	21.5	342.9	22.5	645.0	21.4	656.9	22.3
Recycling	51.9	3.3	49.9	3.2	101.4	3.4	93.7	3.2

Total collection	1,077.1	69.0	1,059.7	69.5	2,103.3	69.8	2,069.2	70.2

Disposal
Landfill	221.6	14.2	223.2	14.6	413.5	13.7	421.6	14.3
Transfer	117.7	7.5	111.3	7.3	218.3	7.2	207.8	7.1

Total disposal	339.3	21.7	334.5	21.9	631.8	20.9	629.4	21.4

Recycling — commodity	64.9	4.2	54.2	3.6	124.6	4.1	103.1	3.5

Other(2)	78.9	5.1	76.5	5.0	157.2	5.2	146.0	4.9

Total revenues	$1,560.2	100.0%	$1,524.9	100.0%	$3,016.9	100.0%	$2,947.7	100.0%

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(2)	Consists primarily of revenue from national accounts where the work has been subcontracted, revenue generated from transporting waste via railway or truck and revenue from liquid waste.
Discontinued operations —
All of the operations for the discontinued operations were in the Southeastern region. Revenue and operating income before depreciation and amortization were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$—	$15.7	$16.4	$31.6

Operating (loss) income before depreciation and amortization	$(0.5)	$2.6	$3.1	$5.6

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Condensed Consolidating Financial Statements
Most of our outstanding debt is issued by Allied NA, our wholly-owned subsidiary. The 6.50% senior notes due 2010, the 5.75% senior notes due 2011, the 6.375% senior notes due 2011, the 9.25% senior notes due 2012, the 7.875% senior notes due 2013, the 6.125% senior notes due 2014, the 7.375% senior unsecured notes due 2014, the 7.25% senior notes due 2015, the 7.125% senior notes due 2016, the 6.875% senior notes due 2017, the 5.15% unsecured tax-exempt bonds due 2015 and the 5.20% unsecured tax-exempt bonds due 2018 issued by Allied NA and the 2005 Credit Facility are guaranteed by Allied. The 6.375% senior notes due 2008, the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by BFI are guaranteed by Allied NA and Allied. Certain of other debt issued by us or our subsidiaries may also be guaranteed by us or our subsidiaries. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are Condensed Consolidating Balance Sheets as of June 30, 2007 and December 31, 2006 and the related Condensed Consolidating Statements of Operations and of Cash Flows for the three and six months ended June 30, 2007 and 2006 of Allied (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries that are not guarantors (Non-Guarantors). The Company does not believe that the separate financial statements and related footnote disclosures concerning the Guarantors would provide any additional information that would be material to investors making an investment decision.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	June 30, 2007
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$—	$31.9	$44.0	$31.7	$—	$107.6
Accounts receivable, net	—	—	330.6	394.3	—	724.9
Prepaid and other current assets	—	0.2	37.4	121.4	(76.9)	82.1
Deferred income taxes, net	—	—	36.3	9.5	—	45.8

Total current assets	—	32.1	448.3	556.9	(76.9)	960.4
Property and equipment, net	—	—	4,485.6	24.4	—	4,510.0
Goodwill	—	—	8,018.9	72.4	—	8,091.3
Investment in subsidiaries	2,428.2	15,165.2	443.1	—	(18,036.5)	—
Other assets, net	5.5	89.3	186.9	1,209.0	(1,188.8)	301.9

Total assets	$2,433.7	$15,286.6	$13,582.8	$1,862.7	$(19,302.2)	$13,863.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$—	$162.3	$297.1	$—	$459.4
Accounts payable	—	—	484.7	4.6	—	489.3
Accrued closure, post-closure and environmental costs	—	—	18.2	75.1	—	93.3
Accrued interest	2.1	92.9	96.6	1.8	(76.9)	116.5
Other accrued liabilities	62.1	—	196.6	217.7	—	476.4
Unearned revenue	—	—	233.3	8.7	—	242.0

Total current liabilities	64.2	92.9	1,191.7	605.0	(76.9)	1,876.9
Long-term debt, less current portion	230.0	5,486.7	685.2	—	—	6,401.9
Deferred income taxes	—	—	281.2	(4.8)	—	276.4
Accrued closure, post-closure and environmental costs	—	—	385.0	413.5	—	798.5
Due to/(from) parent	(1,613.0)	7,317.5	(5,655.3)	(49.2)	—	—
Other long-term obligations	20.1	—	1,877.2	70.0	(1,189.8)	777.5
Stockholders’ equity	3,732.4	2,389.5	14,817.8	828.2	(18,035.5)	3,732.4

Total liabilities and stockholders’ equity	$2,433.7	$15,286.6	$13,582.8	$1,862.7	$(19,302.2)	$13,863.6

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions )

	Three Months Ended June 30, 2007
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,505.9	$54.3	$—	$1,560.2
Cost of operations	—	—	926.5	45.6	—	972.1
Selling, general and administrative expenses	7.5	—	153.6	3.4	—	164.5
Depreciation and amortization	—	—	141.7	1.4	—	143.1
Loss from divestitures and asset impairments	—	—	2.4	—	—	2.4

Operating income (loss)	(7.5)	—	281.7	3.9	—	278.1
Equity in earnings (losses) of subsidiaries	72.9	136.6	6.4	—	(215.9)	—
Interest income (expense) and other	(2.7)	(100.0)	(21.5)	0.5	—	(123.7)
Intercompany interest income (expense)	37.1	(29.0)	(26.9)	18.8	—	—
Management fee income (expense)	2.1	—	(1.7)	(0.4)	—	—

Income before income taxes	101.9	7.6	238.0	22.8	(215.9)	154.4
Income tax (expense) benefit	(10.7)	61.3	(104.8)	(8.4)	—	(62.6)
Minority interests	—	—	—	(0.1)	—	(0.1)

Net income from continuing operations	91.2	68.9	133.2	14.3	(215.9)	91.7
Discontinued operations, net of tax	—	—	(0.5)	—	—	(0.5)

Net income	91.2	68.9	132.7	14.3	(215.9)	91.2
Dividends on preferred stock	(9.3)	—	—	—	—	(9.3)

Net income available to common shareholders	$81.9	$68.9	$132.7	$14.3	$(215.9)	$81.9

	Six Months Ended June 30, 2007
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$2,907.5	$109.4	$—	$3,016.9
Cost of operations	—	—	1,806.5	96.6	—	1,903.1
Selling, general and administrative expenses	14.3	—	305.3	6.9	—	326.5
Depreciation and amortization	—	—	269.9	2.9	—	272.8
Loss from divestitures and asset impairments	—	—	1.5	—	—	1.5

Operating income (loss)	(14.3)	—	524.3	3.0	—	513.0
Equity in earnings (losses) of subsidiaries	94.0	273.7	12.4	—	(380.1)	—
Interest income (expense) and other	(5.5)	(248.7)	(43.5)	1.6	—	(296.1)
Intercompany interest income (expense)	74.3	(59.7)	(51.9)	37.3	—	—
Management fee income (expense)	4.3	—	(3.4)	(0.9)	—	—

Income (loss) before income taxes	152.8	(34.7)	437.9	41.0	(380.1)	216.9
Income tax (expense) benefit	(21.7)	123.6	(177.6)	(15.1)	—	(90.8)
Minority interests	—	—	—	—	—	—

Net income from continuing operations	131.1	88.9	260.3	25.9	(380.1)	126.1
Discontinued operations, net of tax	—	—	5.0	—	—	5.0

Net income	131.1	88.9	265.3	25.9	(380.1)	131.1
Dividends on preferred stock	(18.7)	—	—	—	—	(18.7)

Net income available to common shareholders	$112.4	$88.9	$265.3	$25.9	$(380.1)	$112.4

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Three Months Ended June 30, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,467.1	$57.8	$—	$1,524.9
Cost of operations	—	0.2	944.9	34.5	—	979.6
Selling, general and administrative expenses	6.9	—	138.0	2.7	—	147.6
Depreciation and amortization	—	0.2	144.2	2.3	—	146.7

Operating income (loss)	(6.9)	(0.4)	240.0	18.3	—	251.0
Equity in earnings (losses) of subsidiaries	21.3	119.4	10.9	—	(151.6)	—
Interest income (expense) and other	(2.7)	(150.6)	(20.9)	0.5	—	(173.7)
Intercompany interest income (expense)	35.1	(21.7)	(32.6)	19.2	—	—
Management fee income (expense)	2.0	—	(1.6)	(0.4)	—	—

Income (loss) before income taxes	48.8	(53.3)	195.8	37.6	(151.6)	77.3
Income tax (expense) benefit	(11.2)	69.0	(83.7)	(14.7)	—	(40.6)
Minority interests	—	—	—	(0.2)	—	(0.2)

Net income from continuing operations	37.6	15.7	112.1	22.7	(151.6)	36.5
Discontinued operations, net of tax	—	—	1.1	—	—	1.1

Net income	37.6	15.7	113.2	22.7	(151.6)	37.6
Dividends on preferred stock	(9.4)	—	—	—	—	(9.4)

Net income available to common shareholders	$28.2	$15.7	$113.2	$22.7	$(151.6)	$28.2

	Six Months Ended June 30, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$2,834.9	$112.8	$—	$2,947.7
Cost of operations	—	—	1,826.4	84.5	—	1,910.9
Selling, general and administrative expenses	12.9	—	272.2	7.0	—	292.1
Depreciation and amortization	—	0.7	282.4	4.4	—	287.5

Operating income (loss)	(12.9)	(0.7)	453.9	16.9	—	457.2
Equity in earnings (losses) of subsidiaries	46.3	226.3	17.2	—	(289.8)	—
Interest income (expense) and other	(5.5)	(259.6)	(42.7)	1.6	—	(306.2)
Intercompany interest income (expense)	69.3	(51.3)	(56.6)	38.6	—	—
Management fee income (expense)	4.1	—	(3.3)	(0.8)	—	—

Income (loss) before income taxes	101.3	(85.3)	368.5	56.3	(289.8)	151.0
Income tax (expense) benefit	(22.5)	124.6	(154.8)	(22.1)	—	(74.8)
Minority interests	—	—	—	0.2	—	0.2

Net income from continuing operations	78.8	39.3	213.7	34.4	(289.8)	76.4
Discontinued operations, net of tax	—	—	2.4	—	—	2.4

Net income	78.8	39.3	216.1	34.4	(289.8)	78.8
Dividends on preferred stock	(24.1)	—	—	—	—	(24.1)

Net income available to common shareholders	$54.7	$39.3	$216.1	$34.4	$(289.8)	$54.7

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30, 2007
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities from continuing operations	$(15.7)	$(286.0)	$748.6	$16.6	$—	$463.5

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	(2.0)	—	—	(2.0)
Proceeds from sale of fixed assets	—	—	8.2	—	—	8.2
Capital expenditures, excluding acquisitions	—	—	(362.5)	(5.3)	—	(367.8)
Capitalized interest	—	—	(9.3)	—	—	(9.3)
Change in deferred acquisitions costs, notes receivable and other	—	—	(0.2)	—	—	(0.2)

Cash used for investing activities from continuing operations	—	—	(365.8)	(5.3)	—	(371.1)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	1,170.6	—	85.3	—	1,255.9
Payments of long-term debt	—	(1,305.7)	(5.1)	(18.2)	—	(1,329.0)
Payments of preferred stock dividends	(18.7)	—	—	—	—	(18.7)
Net change in disbursement account	—	—	(0.7)	—	—	(0.7)
Net proceeds from sale of common stock, exercise of stock options and other	15.7	—	—	—	—	15.7
Intercompany between issuer and subsidiaries	18.7	453.0	(399.2)	(72.5)	—	—

Cash provided by (used for) financing activities from continuing operations	15.7	317.9	(405.0)	(5.4)	—	(76.8)

Cash used for discontinued operations	—	—	(2.1)	—	—	(2.1)

Increase (decrease) in cash and cash equivalents	—	31.9	(24.3)	5.9	—	13.5
Cash and cash equivalents, beginning of period	—	—	68.3	25.8	—	94.1

Cash and cash equivalents, end of period	$—	$31.9	$44.0	$31.7	$—	$107.6

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities from continuing operations	$(8.7)	$(258.6)	$602.1	$24.9	$—	$359.7

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	2.8	—	—	2.8
Proceeds from sale of fixed assets	—	—	7.3	—	—	7.3
Capital expenditures, excluding acquisitions	—	—	(367.0)	(3.7)	—	(370.7)
Capitalized interest	—	—	(8.2)	—	—	(8.2)
Change in deferred acquisition costs, notes receivable and other	—	—	1.5	—	—	1.5

Cash used for investing activities from continuing operations	—	—	(363.6)	(3.7)	—	(367.3)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	1,200.7	—	22.4	—	1,223.1
Payments of long-term debt	—	(1,104.1)	(5.7)	(37.2)	—	(1,147.0)
Payments of preferred stock dividend	(29.4)	—	—	—	—	(29.4)
Net change in disbursement account	—	—	(63.3)	—	—	(63.3)
Net proceeds from sale of common stock, exercise of stock options and other	8.7	—	—	—	—	8.7
Intercompany between issuer and subsidiary	29.4	162.0	(185.5)	(5.9)	—	—

Cash provided by (used for) financing activities from continuing operations	8.7	258.6	(254.5)	(20.7)	—	(7.9)

Cash provided by discontinued operations	—	—	7.0	—	—	7.0

Increase (decrease) in cash and cash equivalents	—	—	(9.0)	0.5	—	(8.5)
Cash and cash equivalents, beginning of period	—	—	53.1	3.0	—	56.1

Cash and cash equivalents, end of period	$—	$—	$44.1	$3.5	$—	$47.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto, included elsewhere herein. Please note that unless otherwise specifically indicated, discussion of our results relate to continuing operations. This discussion may contain forward-looking statements that anticipate results based upon assumptions as to future events that may not prove to be accurate. See “Disclosure Regarding Forward-Looking Statements” below.
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
We consistently invest capital to support the ongoing operations of our landfill and collection business. Landfills are highly engineered, sophisticated facilities similar to civil works. Each year we invest capital at our 169 owned or operated active landfills to ensure sufficient capacity to receive the waste volume we handle. In addition, we have approximately 12,500 collection vehicles and approximately 1.2 million containers to serve our collection customers. Our vehicles and containers endure rough conditions each day and must be routinely maintained and replaced. During the six months ended June 30, 2007, we invested $367.8 million of capital into the business (see Note 2, Property and Equipment, for detail by fixed asset category). In 2007, total capital expenditures are expected to be approximately $675 million.
Cash flows in our business are generally predictable as a result of the nature of our customer base and the essential service we provide to the communities where we operate. This predictability has enabled us to consistently reinvest in the business and to service debt obligations. As a result, we have incurred debt to acquire the assets we own and we have paid cash to acquire existing cash flow streams. This financial model should continue to allow us over time to transfer the enterprise value of the company from debt holders to shareholders as we continue to use our cash flow from operations after capital expenditures to reduce our debt balance.
Net income for the three months ended June 30, 2007 increased to $91.2 million, or $0.21 per diluted share, from $37.6 million, or $0.08 per diluted share, for the three months ended June 30, 2006. Net income for the six months ended June 30, 2007 was $131.1 million, or $0.30 per diluted share, compared to $78.8 million, or $0.16 per diluted share, for the same period in the prior year. The increases during 2007 were primarily attributable to higher operating income and lower interest expenses, offset by higher income tax expenses.
Our organic revenue growth was 2.7% and 2.9%, respectively, for the three and six months ended June 30, 2007, primarily due to increases in price, partially offset by volume decreases. Revenues increased across all service lines. Operating income for the three and six months ended June 30, 2007 increased by $27.1 million and $55.8 million, respectively, over the same periods in the prior year. Interest expense for the three months ended June 30, 2007 was lower than in the prior year primarily due to costs incurred in connection with refinancing transactions during the second quarter of 2006. For the six months ended June 30, 2007, interest expense decreased as a result of interest savings associated with the decrease in our outstanding debt balance as well as lower interest rates from the refinancing transactions during the year.

Our pricing programs and operational effectiveness initiatives continue to drive improved profitability. These programs contributed to our cost of operations as a percentage of revenues decreasing to 62.3% and 63.1% for the three and six months ended June 30, 2007 compared to 64.2% and 64.8% in 2006. In addition, we continue to focus on improving our return on invested capital by evaluating the return potential of new capital expenditures and by evaluating opportunities to divest operations that do not provide an adequate return.
We plan to invest approximately $675 million in capital expenditures during 2007, a portion of which relates to investment in our fleet. We expect this investment, along with improved maintenance practices, to continue to have a favorable impact on maintenance costs and route productivity. Maintenance and repairs for the three and six months ended June 30, 2007 decreased by $1.7 million and $5.7 million, respectively, compared to the same periods in 2006.
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
In April and June 2007, we completed offerings of $56.8 million and $20.0 million of unsecured tax-exempt bonds due 2018 and 2015, respectively. Interest rates on the tax-exempt bonds were 5.20% and 5.15%, respectively.
In May 2007, we renewed and increased our accounts receivable securitization program from $230 million to $300 million, the proceeds of which were used to repay a portion of our 2005 Term Loan. Additionally, we made an optional $135 million prepayment on the 2005 Term Loan during the quarter ended June 30, 2007. In connection with the Term Loan repayments, we expensed $0.8 million of costs related to write-off of deferred financing and other costs.
At June 30, 2007, our leverage ratio, as defined by the 2005 Credit Facility, was 4.22:1 compared to 4.49:1 at December 31, 2006. Under the terms of the 2005 Credit Facility, this lower leverage ratio will result in a 25 basis point reduction on the 2005 Term Loan, the 2005 Revolver and the Institutional Letter of Credit Facility.
We continue to focus on maximizing cash flow to repay debt, and we seek opportunities to create additional cash flow through reductions in interest cost while continuing to support our fixed asset base with appropriate capital expenditures. Our debt to total capitalization ratio was 64.8% and 65.8% at June 30, 2007 and December 31, 2006, respectively.

Results of Operations
Three and Six months ended June 30, 2007 and 2006
The following table sets forth our results of operations and percentage relationship that the various items bear to revenues for the periods indicated (dollars in millions).

	Three Months Ended June 30,
	2007		2006
Revenues	$1,560.2	100.0%	$1,524.9	100.0%
Cost of operations	972.1	62.3	979.6	64.2
Selling, general and administrative expenses	164.5	10.5	147.6	9.7
Depreciation and amortization	143.1	9.2	146.7	9.6
Loss from divestitures and asset impairments	2.4	0.2	—	—

Operating income	278.1	17.8	251.0	16.5
Interest expense and other	123.7	7.9	173.7	11.4

Income before income taxes from continuing operations	154.4	9.9	77.3	5.1
Income tax expense	62.6	4.0	40.6	2.7
Minority interests	0.1	—	0.2	—

Income from continuing operations	91.7	5.9	36.5	2.4
Discontinued operations, net of tax	(0.5)	(0.1)	1.1	0.1

Net income	91.2	5.8	37.6	2.5
Dividends on preferred stock	(9.3)	(0.6)	(9.4)	(0.7)

Net income available to common shareholders	$81.9	5.2%	$28.2	1.8%

	Six Months Ended June 30,
	2007		2006
Revenues	$3,016.9	100.0%	$2,947.7	100.0%
Cost of operations	1,903.1	63.1	1,910.9	64.8
Selling, general and administrative expenses	326.5	10.8	292.1	9.9
Depreciation and amortization	272.8	9.0	287.5	9.8
Loss from divestitures and asset impairments	1.5	0.1	—	—

Operating income	513.0	17.0	457.2	15.5
Interest expense and other	296.1	9.8	306.2	10.4

Income before income taxes from continuing operations	216.9	7.2	151.0	5.1
Income tax expense	90.8	3.0	74.8	2.5
Minority interests	—	—	(0.2)	—

Income from continuing operations	126.1	4.2	76.4	2.6
Discontinued operations, net of tax	5.0	0.1	2.4	0.1

Net income	131.1	4.3	78.8	2.7
Dividends on preferred stock	(18.7)	(0.6)	(24.1)	(0.8)

Net income available to common shareholders	$112.4	3.7%	$54.7	1.9%

Revenues. We generate revenues primarily from fees charged to customers for waste collection, transfer, recycling and disposal services. Although we consider our core business to be our collection and disposal operations, we also generate revenue from the sale of recycled commodities. We record revenue as the services are provided, with revenue deferred in instances where customers are billed in advance of the service being provided. National accounts revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset by the corresponding subcontract costs.

The following table shows our total reported revenues by service line. Intercompany revenues have been eliminated.
Revenues by service line (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Collection
Residential	$305.3	19.6%	$301.5	19.8%	$600.8	19.9%	$597.0	20.2%
Commercial	383.7	24.6	365.4	24.0	756.1	25.1	721.6	24.5
Roll-off(1)	336.2	21.5	342.9	22.5	645.0	21.4	656.9	22.3
Recycling	51.9	3.3	49.9	3.2	101.4	3.4	93.7	3.2

Total collection	1,077.1	69.0	1,059.7	69.5	2,103.3	69.8	2,069.2	70.2

Disposal
Landfill	221.6	14.2	223.2	14.6	413.5	13.7	421.6	14.3
Transfer	117.7	7.5	111.3	7.3	218.3	7.2	207.8	7.1

Total disposal	339.3	21.7	334.5	21.9	631.8	20.9	629.4	21.4

Recycling – commodity	64.9	4.2	54.2	3.6	124.6	4.1	103.1	3.5

Other(2)	78.9	5.1	76.5	5.0	157.2	5.2	146.0	4.9

Total revenues	$1,560.2	100.0%	$1,524.9	100.0%	$3,016.9	100.0%	$2,947.7	100.0%

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(2)	Consists primarily of revenue from national accounts where the work has been subcontracted, revenue generated from transporting waste via railway or truck and revenue from liquid waste.
Revenues increased by 2.3% during both the three and six months ended June 30, 2007 over the same periods in 2006 across all lines of business. The revenue increase within the collection business was primarily attributable to the increase in the commercial line of business. The revenue increase in the disposal line of business was due to transfer revenue increase, partially offset by the decrease in landfill revenue. Recycling-commodity revenue increased primarily due to cardboard and newspaper commodity price increases. Other revenue increased as a result of increases associated with the subcontracted portion of our national accounts.
Following is a summary of the change in revenues (in millions):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
Reported revenues in 2006	$1,524.9	$2,947.7
Core business organic growth
Increase from average base per unit price change	79.2	148.7
Increase from fuel recovery fees	7.4	17.2
Decrease from net volume change	(47.8)	(85.7)
Net divested revenues and adjustments	(12.4)	(26.4)
Increase in recycling and other	8.9	15.4

Reported revenues in 2007	$1,560.2	$3,016.9

We analyze our revenue by organic growth which excludes the effect of revenue from acquisitions and divestitures, certain adjustments, revenue from recycling and other. During the three and six months ended June 30, 2007, we generated organic revenue growth of 2.7% and 2.9%, respectively, of which $86.6 million or 6.0% and $165.9 million or 6.0% were attributable to increases from our average price per unit on core business. Within the collection business, average per unit pricing increased 8.9%, 4.9%, 5.1% and 6.9%, respectively, in the commercial, roll-off, residential and recycling collection lines of business for the quarter ended June 30, 2007. For the six months ended June 30, 2007, average per unit pricing increased by 8.7%, 5.6%, 4.6% and 10.8% in the commercial, roll-off, residential and recycling collection lines of business, respectively. Within the disposal line of business, landfill average per unit pricing increased 6.5% and 5.3%, respectively, and transfer average per unit pricing increased 4.3% and 4.2%, respectively, for the three and six months ended June 30, 2007. The fuel recovery fee program, implemented in 2005 to mitigate our exposure to increases in fuel price, generated $7.4 million or 8.5% and $17.2 million or 10.4%, respectively, of the total price growth in the three and six months ended June 30, 2007.

This fee fluctuates with the price of fuel; and, consequently, any decline in fuel prices would result in a decrease in our revenue, which would be offset by a decrease in our fuel expense.
Core business volume decreased 3.3% and 3.1% for the three and six months ended June 30, 2007 compared to the same periods in the prior year, primarily due to volume decreases in the roll-off, residential and landfill lines of business. Within the collection business, the commercial, roll-off, residential and recycling collection lines of business experienced volume decreases of 2.3%, 6.2%, 3.4% and 3.6%, respectively, during the quarter ended June 30, 2007; and 2.0%, 6.5%, 3.3% and 3.2% during the six months ended June 30, 2007. Within the disposal business, landfill volume decreased 7.3% and 7.4%, respectively, while transfer volume increased 4.1% and 2.8%, respectively, for the three and six months ended June 30, 2007. The volume decreases were primarily attributable to conditions reflective of the general economy and, to a lesser extent, customer loss from pricing increases. Transfer volume increased due to the continued phasing-in of a new contract in our Staten Island, New York market.
Our operations are not concentrated in any one geographic region. At June 30, 2007, we operated in 126 major areas in 37 states and Puerto Rico. Our regional teams focus on developing local areas in which we can operate a vertically integrated operation and maximize operating efficiency. As a result, we may choose to not operate in a area where we believe our business objectives cannot be met.
The following table shows our revenues by geographic region in total and as a percentage of total revenues.
Revenues by region(1) (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Midwestern	$325.0	20.8%	$319.6	21.0%	$615.4	20.4%	$608.7	20.6%
Northeastern	326.1	20.9	322.3	21.1	620.9	20.6	618.6	21.0
Southeastern	251.8	16.1	254.3	16.7	495.9	16.4	496.6	16.9
Southwestern	258.0	16.5	252.6	16.5	504.1	16.7	493.6	16.7
Western	362.6	23.3	338.0	22.2	704.4	23.4	660.8	22.4
Other(2)	36.7	2.4	38.1	2.5	76.2	2.5	69.4	2.4

Total revenues	$1,560.2	100.0%	$1,524.9	100.0%	$3,016.9	100.0%	$2,947.7	100.0%

(1)	See discussion in Note 9 to our consolidated financial statements.

(2)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a regional basis.
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

The following table provides the components of our operating costs and as a percentage of revenues (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Labor and related benefits	$274.0	17.6%	$281.4	18.5%	$543.3	18.0%	$560.6	19.0%
Transfer and disposal costs	116.6	7.5	127.8	8.4	221.2	7.3	239.7	8.1
Maintenance and repairs	122.8	7.9	124.5	8.2	244.6	8.1	250.3	8.5
Transportation and subcontractor costs	132.8	8.5	138.0	9.1	258.7	8.6	257.3	8.7
Fuel	77.9	5.0	82.0	5.4	145.2	4.8	146.4	5.0
Disposal and franchise fees and taxes	94.6	6.1	92.2	6.0	180.6	6.0	181.7	6.2
Landfill operating costs	42.2	2.7	38.4	2.5	82.6	2.7	76.4	2.6
Risk management	37.3	2.4	37.0	2.4	81.2	2.7	78.4	2.7
Cost of goods sold	18.8	1.2	16.0	1.0	34.9	1.2	25.5	0.9
Other	55.1	3.4	42.3	2.7	110.8	3.7	94.6	3.1

Total cost of operations	$972.1	62.3%	$979.6	64.2%	$1,903.1	63.1%	$1,910.9	64.8%

Cost of operations decreased less than 1% during the three and six months ended June 30, 2007 compared to the same periods in the prior year primarily due to decreases in transfer and disposal costs, labor and fuel, partially offset by increases in cost of goods sold and other expenses. Transfer and disposal costs and labor decreased partially as a function of lower volume. Additionally, the decrease in labor cost is primarily attributable to the continued benefits from the headcount reduction initiative in the prior year. Cost of goods sold increased due to increases in commodity pricing during 2007. Other expense increased compared to the prior year primarily due to an $8.0 million favorable adjustment to our environmental reserves in the second quarter of 2006, primarily due to the selection by the U.S. Environmental Protection Agency of a lower cost remediation plan related to a Superfund site at which the Company is a potentially responsible party.
Fuel costs decreased during the three and six months ended June 30, 2007 because of lower fuel prices and volume during the current year, partially offset by market price exposure as a result of the expiration of certain fixed price purchase contracts in the first quarter of 2006. All fixed price purchase contracts expired as of March 31, 2006, and, unless new contracts are executed, all future fuel purchases will be at market rates. When economically practical, we may enter into new or renewal contracts, or engage in other strategies to mitigate market risk. We expect that our fuel recovery fee will offset a portion of the volatility in fuel costs arising from future market price fluctuations. At June 30, 2007, approximately 57% of our customers participated in the fuel recovery fee program.
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
The following table provides the components of our selling, general and administrative costs and as a percentage of revenues (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Salaries	$99.6	6.4%	$89.2	5.8%	$196.1	6.5%	$175.4	5.9%
Rent and office costs	9.7	0.6	10.7	0.7	20.4	0.7	21.2	0.7
Professional fees	20.1	1.3	15.0	1.0	36.5	1.2	29.6	1.0
Provision for doubtful accounts	5.2	0.3	2.8	0.2	10.9	0.4	7.5	0.3
Other	29.9	1.9	29.9	2.0	62.6	2.0	58.4	2.0

Total selling, general and administrative expenses	$164.5	10.5%	$147.6	9.7%	$326.5	10.8%	$292.1	9.9%

Selling, general and administrative expenses increased 11.6% and 11.8% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006 primarily relating to salaries, professional fees and bad debt expense. The increase in salaries during the three months ended June 30, 2007 was due primarily to lower incentive compensation accrued in the second quarter of 2006 while the salaries increase for the six months ended June 30, 2007 included the impact of annual compensation adjustments and higher incentive compensation accrued in 2007. The professional fees increase was primarily attributable to consulting fees related to our pricing initiative, billing system conversion, procurement initiatives and organization development activities. The increase in bad debt expense for the three and six months ended June 30, 2007 included the impact of reserves for certain specific customer accounts. The increase in other expense for the six months ended June 30, 2007 related to costs associated with a now-settled strike in our Dallas market and a charitable land donation.
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
The following table provides the components of our depreciation and amortization and as a percentage of revenues (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
Depreciation of fixed assets	$81.9	5.3%	$78.6	5.1%	$161.7	5.3%	$157.3	5.4%
Landfill and other amortization	61.2	3.9	68.1	4.5	111.1	3.7	130.2	4.4

Total depreciation and amortization	$143.1	9.2%	$146.7	9.6%	$272.8	9.0%	$287.5	9.8%

Depreciation and amortization decreased 2.6% and 5.2% for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. Depreciation expense related to vehicles and equipment increased primarily due to increases in capital expenditures in recent periods. Landfill amortization expense decreased primarily due to reduced landfill disposal volume.
Interest expense and other includes the following components (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest expense, gross	$124.0	$132.4	$250.5	$264.4
Interest income	(1.3)	(0.7)	(1.9)	(1.4)
Interest capitalized for development projects	(4.8)	(4.1)	(9.3)	(8.2)
Accretion of debt and amortization of debt issuance costs	5.0	5.4	10.4	10.9
Costs incurred to early extinguish debt	0.8	40.8	46.2	40.8
Interest expense allocated to discontinued operations	—	(0.1)	0.2	(0.3)

Total interest expense and other	$123.7	$173.7	$296.1	$306.2

Gross interest expense decreased 6.3% and 5.3% during the three and six months ended June 30, 2007 as a result of debt repayment from our continued de-leveraging strategy and the refinancing of debt at lower interest rates. In connection with the refinancing transactions during 2007 and 2006, we incurred costs to early extinguish and refinance debt of $46.2 million and $40.8 million, respectively, relating to premiums paid, write-off of deferred financing and other costs.
Income tax expense. The effective tax rate for the three and six months ended June 30, 2007 was 40.6% and 41.9%, respectively, compared to 52.6% and 49.5% for the same periods in the prior year. The decrease in the effective rate was primarily attributable to the impact of a benefit recorded in 2007 related to a favorable resolution of an uncertain tax matter and the increase in estimated annual earnings before taxes in 2007 compared with 2006.

Discontinued operations. During the first quarter of 2007, we sold hauling, transfer and recycling operations in Florida as well as the stock in an unrelated immaterial subsidiary, in a single transaction for net proceeds of approximately $69.4 million. The results of these operations, including those related to prior years, have been classified as discontinued operations in the accompanying consolidated financial statements. Included in the results for discontinued operations for the six months ended June 30, 2007 was a gain of approximately $11.5 million ($3.8 million gain, net of tax) for the sale of the assets, including $39.2 million of goodwill, divested and recorded in the first quarter of 2007. Discontinued operations for the three months ended June 30, 2007 and 2006 included $0.5 million of pre-tax loss ($0.5 million loss, net of tax) and $1.7 million of pre-tax income ($1.1 million income, net of tax), respectively, from operations. Discontinued operations for the six months ended June 30, 2007 and 2006 included $2.2 million of pre-tax income ($1.2 million income, net of tax) and $3.9 million of pre-tax income ($2.4 million income, net of tax), respectively, from operations.
Dividends on preferred stock. Dividends on preferred stock were $9.3 million for the three months ended June 30, 2007 and $9.4 million for the same period in 2006 and $18.7 million and $24.1 million for the six months ended June 30, 2007 and 2006, respectively. The decrease of $5.4 million for the six months ended June 30, 2007 resulted from the conversion of the Series C mandatory convertible preferred stock on April 1, 2006 into approximately 34.1 million shares of common stock, eliminating approximately $21.6 million of annual dividends.
Liquidity and Capital Resources
Our capital structure consists of 65% debt and 35% equity at June 30, 2007. The majority of our debt was incurred to acquire solid waste companies between 1990 and 2000. We incurred and assumed over $11 billion of debt to acquire BFI in 1999. Since the acquisition of BFI, we have repaid debt with cash flow from operations, asset sales and the issuance of equity. We intend to continue to reduce our debt balance until we reach credit ratios we believe will allow us to benefit from a cost of debt afforded to investment grade companies. We believe that as we move towards these ratios, we will have additional opportunities to reduce the cost of debt below our current level on a basis relative to interest rates at the time. We expect these opportunities will increase liquidity and provide more flexibility in deciding the most appropriate use of our cash flow to improve shareholder value.
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
When we cannot meet our liquidity needs with operating cash flow, we meet those needs with borrowings under our 2005 Credit Facility. We have a $1.575 billion commitment until 2012 under our 2005 Credit Facility, which we believe is adequate to meet our liquidity needs based on current conditions. At June 30, 2007, we had $12.0 million in loans outstanding and $323.1 million in letters of credit drawn on the 2005 Revolver, leaving approximately $1.2 billion of availability. Both the $25 million Incremental Revolving Letter of Credit Facility and $490 million Institutional Letter of Credit Facility were fully utilized at June 30, 2007.

Cash flow from operations for the six months ended June 30, 2007 increased $103.8 million or 28.9% over the same period in the prior year. This was primarily the result of an increase in net income of $52.3 million along with a larger benefit from the change in working capital of $35.0 million. Investing activities for the six month period in 2007 were comparable to 2006. Cash used for capital expenditures remained consistent at $367.8 million in 2007, compared to $370.7 million in 2006. In both periods, the cost of acquisitions was mostly offset by proceeds from asset sales. Net debt repayments increased $149.2 million in the six months ended June 30, 2007 over the same period in the prior year. This increase in cash outflow was partially offset by the change in the disbursement account activity, resulting in a net increase in the cash used for financing activities of $68.9 million. The disbursement account represents outstanding checks as of the balance sheet date.
Following is a summary of the primary sources and uses of cash during the six months ended June 30, 2007 and 2006 (in millions):

Sources of cash	2007	2006
Cash provided by continuing operations	$463.5	$359.7
Net proceeds from issuance of common stock and exercise of stock options	15.7	8.7
Debt proceeds, net of debt repayments	—	87.4
Decrease in cash balance	—	8.5
Net proceeds from divestitures, net of acquisitions	—	2.8
Proceeds from sale of fixed assets	8.2	7.3
Other non-operating net cash inflows	—	0.3

Total	$487.4	$474.7

Uses of cash	2007	2006
Capital expenditures	$367.8	$370.7
Debt payments, net of debt proceeds	52.4	—
Increase in cash balance	13.5	—
Net cost of acquisitions, net of divestitures	2.0	—
Debt issuance costs	20.7	11.3
Decrease in disbursement account	0.7	63.3
Payment of preferred stock cash dividends	18.7	29.4
Other non-operating net cash outflows	11.6	—

Total	$487.4	$474.7

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

In May 2007, we renewed our accounts receivable securitization program and concurrently increased the capacity of this 364-day liquidity facility from $230 million to $300 million. The proceeds from this increase of approximately $70 million were used to repay a portion of our 2005 Term Loan.
In April 2007, we completed an offering of $56.8 million of 5.20% unsecured tax-exempt bonds due 2018. In June 2007, we completed an offering of $20.0 million of 5.15% unsecured tax-exempt bonds due 2015. At June 30, 2007, we had $357.2 million of tax-exempt bonds outstanding, most of which were originated by certain subsidiaries of ours prior to their acquisition.
Contractual Obligations and Commitments
The following table provides additional maturity detail of our long-term debt at June 30, 2007 (in millions):

Debt	2007	2008	2009	2010	2011	Thereafter	Total
2005 Revolver (1)	$—	$—	$—	$—	$—	$12.0	$12.0
2005 Term loan	—	—	—	—	—	901.7	901.7
Receivables secured loan(2)	—	297.1	—	—	—	—	297.1
6.375% BFI Senior notes	—	161.2	—	—	—	—	161.2
6.50% Senior notes	—	—	—	350.0	—	—	350.0
5.75% Senior notes	—	—	—	—	400.0	—	400.0
6.375% Senior notes	—	—	—	—	275.0	—	275.0
9.25% Senior notes due 2012	—	—	—	—	—	250.0	250.0
7.875% Senior notes due 2013	—	—	—	—	—	450.0	450.0
6.125% Senior notes due 2014	—	—	—	—	—	425.0	425.0
7.25% Senior notes due 2015	—	—	—	—	—	600.0	600.0
7.125% Senior notes due 2016	—	—	—	—	—	600.0	600.0
6.875% Senior notes due 2017	—	—	—	—	—	750.0	750.0
9.25% BFI debentures due 2021	—	—	—	—	—	99.5	99.5
7.40% BFI debentures due 2035	—	—	—	—	—	360.0	360.0
4.25% Senior subordinated convertible debentures due 2034	—	—	—	—	—	230.0	230.0
7.375% Senior unsecured notes due 2014	—	—	—	—	—	400.0	400.0
Other debt	1.6	1.9	2.0	25.3	1.3	343.5	375.6

Total principal due	$1.6	$460.2	$2.0	$375.3	$676.3	$5,421.7	6,937.1
Discount, net							(75.8)

Total debt balance							$6,861.3

(1)	At June 30, 2007, under our 2005 Credit Facility, we had revolving commitments totaling $1.575 billion with $12.0 million in loans outstanding and $323.1 million of letters of credit outstanding, providing us remaining availability of approximately $1.2 billion. In addition, we had an Institutional Letter of Credit Facility of $490 million and an Incremental Revolving Letter of Credit Facility of $25 million available under the 2005 Credit Facility, all of which were used for letters of credit outstanding.

(2)	The receivables secured loan is a 364-day liquidity facility with a maturity date of May 27, 2008. Although we intend to renew the liquidity facility on May 27, 2008, the outstanding balance is classified as a current liability because it has a contractual maturity of less than one year.
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
At June 30, 2007, we were in compliance with all financial and other covenants under our 2005 Credit Facility. We are not subject to any minimum net worth covenants.

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
At June 30, 2007, we had the following financial assurance instruments and collateral in place (in millions):

	Landfill		Risk/	Collateral
	Closure/	Contract	Casualty	for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$690.5	$—	$—	$—	$690.5
Surety bonds	639.5	502.8	—	—	1,142.3
Trust deposits	84.5	—	—	—	84.5
Letters of credit (1)	399.8	65.1	245.7	127.5	838.1

Total	$1,814.3	$567.9	$245.7	$127.5	$2,755.4

(1)	These amounts were issued under the 2005 Revolver, the Incremental Revolving Letter of Credit and the Institutional Letter of Credit Facility under our 2005 Credit Facility.

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
Interest Rate Risk Management
We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. Our policy requires that no less than 70% of our total debt is fixed, either directly or effectively, through interest rate swap agreements. At June 30, 2007, approximately 81% of our debt was fixed, all directly.
From time to time, we have entered into interest rate swap agreements for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Our strategy is to use interest rate swap agreements when such transactions will serve to reduce our aggregate exposure and meet the objectives of our interest rate policy. These contracts are not entered into for trading purposes. At June 30, 2007, we had no interest rate swap agreements outstanding.
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

Disclosure Regarding Forward Looking Statements
This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Forward Looking Statements). Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as “may,” “will,” “expect,” “anticipate,” “estimate,” “should,” “predict,” “plan,” “potential” or “continue,” and any other words of similar meaning are Forward-Looking Statements. Forward-Looking Statements, although based on assumptions that we consider reasonable, are subject to risks and uncertainties which could cause actual results, events or conditions to differ materially from those expressed or implied by the Forward-Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Examples of these Forward Looking Statements include, among others, statements regarding:
•	our business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies;

•	our ability to obtain financing, refinance existing debt, increase liquidity, reduce interest cost, extend debt maturities, provide adequate financial liquidity and reduce debt costs;

•	the adequacy of our operating cash flow and revolving credit facility to make payments on our indebtedness, support our capital reinvestment needs and fund other liquidity needs;

•	our expected interest savings in connection with the refinancing of portions of our 2005 Credit Facility and the payment of our 8.50% senior notes due to the issuance of our 6.875% senior notes due 2017;

•	our expectation of the amounts we will spend on capital expenditures, closure, post-closure and remediation expenditures related to landfill operations;

•	our ability to achieve credit ratios that would allow us to receive benefits of an investment grade company;

•	our ability to achieve price and volume increases and cost reductions in the future;

•	our estimates of future annual interest cost reductions;

•	our ability to perform our obligations under financial assurance contracts and our expectation that financial assurance contracts will not materially increase;

•	underlying assumptions related to general economic and financial market conditions;

•	our expectation that our tax claims relating to the collection and control of methane gas will not have a material effect on our operations, liquidity or financial position;

•	our belief that the costs of settlements or judgments arising from litigation and the effects of settlements or judgments on our consolidated liquidity, financial position or results of operation will not be material;

•	the impact of fuel costs and fuel recovery fees on our operations;

•	our ability to meet our projected capital expenditures spending and consequently, produce a favorable impact on maintenance costs and route productivity;

•	our ability to renew and repay our receivables liquidity facility;

•	our expectations regarding the utilization of tax loss carryforwards;

•	our ability to sustain uncertain tax positions;

•	our ability to maintain sufficient surplus between our covenant ratios;

•	our ability to avoid penalties from the IRS; and

•	the impact or effect of new accounting pronouncements on our financial condition or results of operations.
Other factors that could materially affect the Forward Looking Statements in this Form 10-Q can be found in our periodic reports filed with the SEC, including risk factors detailed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2006. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the Forward Looking Statements and are cautioned not to place undue reliance on such Forward Looking Statements. The Forward Looking Statements made herein are only made as of the date of this quarterly report on Form 10-Q, and we undertake no obligation to publicly update such Forward Looking Statements to reflect subsequent events or circumstances, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk. We are subject to interest rate risk on our variable rate long-term debt. From time to time, to reduce the risk from interest rate fluctuations, we have entered into interest rate swap agreements that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We currently have no outstanding interest rate swap agreements at June 30, 2007.
Increases or decreases in short-term market rates did not materially impact cash flow in the first six months of 2007. At June 30, 2007, we have $1.3 billion of floating rate debt. If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $13.0 million ($7.8 million after tax). This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 4 to our consolidated financial statements in this Form 10-Q for additional information regarding how we manage interest rate risk.
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
At our current consumption levels, a one-cent change in the price of diesel fuel changes our fuel costs by approximately $1.1 million ($0.7 million, after tax) on an annual basis, which would be partially offset by a smaller change in the fuel recovery fees charged to our customers. Accordingly, a substantial rise or drop in fuel costs could result in a material impact to our revenues and costs of operations.
Commodities prices. We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenues from sales of recycled cardboard and newspaper in the second quarter of 2007 and 2006 were approximately $30.1 million and $22.3 million, respectively.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported accurately within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
On November 23, 2005, we received a letter from the San Joaquin District Attorney’s Office, Environmental Prosecutions Unit, (the District Attorney) alleging violations of California permit and regulatory requirements relating to Forward, Inc., our wholly-owned subsidiary,(Forward) and the operation of its landfill. The District Attorney is investigating whether Forward may have (i) mixed green waste with food waste as “alternative daily cover”; (ii) exceeded the daily and weekly tonnage intake limits; (iii) allowed a concentration of methane gas well in excess of 5 percent and (iv) accepted hazardous waste at a landfill which is not authorized to accept hazardous waste. Such conduct allegedly violates provisions of Business and Professions Code sections 17200, et seq., by virtue of violations of Public Resources Code Division 30, Part 4, Chapter 3, Article 1, sections 44004 and 44014(b); California Code of Regulations Title 27, Chapter 3, Subchapter 4, Article 6, sections 20690(11) and 20919.5; and Health and Safety Code sections 25200, 25100, et seq, and 25500, et seq. On December 7, 2006, Forward received a subpoena and interrogatories from the District Attorney and responded to both as of February 15, 2007. In June 2007, the District Attorney advised counsel for Forward that, if found in violation of such laws, Forward could be subject to monetary sanctions of up to $2,500 per violation and a permanent injunction to obey all applicable laws and regulations.
By letter dated March 21, 2007, our subsidiary, Greenridge Reclamation LLC (Greenridge Reclamation), received a proposed Consent Assessment of Civil Penalty (CACP) from the Pennsylvania Department of Environmental Protection (PaDEP) Waste Management Bureau. The CACP for Greenridge Reclamation proposed to assess a civil penalty of $366,000 for alleged violations of the facility’s landfill permit between July 1 and December 15, 2006, specifically, that storage of yard cans in an area not permitted for such storage and eleven separate incidents in which yard can wastes were allegedly disposed of in the landfill without first being weighed. Currently, Greenridge Reclamation is discussing both the substantive allegations and the amounts of the proposed penalties with the PaDEP.
By letter dated March 21, 2007, our subsidiary, Greenridge Waste Services, LLC (GWS) received a proposed CACP from the PaDEP Waste Management Bureau. The CACP for GWS proposed a civil penalty assessment of $172,000 for violations of the Pennsylvania Solid Waste Management Act regulations, and Greenridge Reclamation’s landfill permit, which occurred between July 1 and December 15, 2006. PaDEP alleged that GWS had caused or contributed to the yard can storage violations alleged against Greenridge Reclamation; had disposed of yard can wastes in the landfill without first having the waste weighed in; had transported waste to the landfill on three occasions in overweight vehicles; and, on one occasion, failed to properly tarp a waste load which allegedly resulted in the spill of material onto a public highway. PaDEP also alleged that GWS failed to provide prompt notification of the incident. Currently,GWS is discussing both the substantive allegations and the amounts of the proposed penalties with the PaDEP.
We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2003. Certain matters relating to these audits are discussed below.

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
In July 2006, while the Court of Federal Claims case was pending, we discovered a jurisdictional defect in the case that could have prevented our recovery of the refund amounts claimed even if we would have been successful on the underlying merits. Accordingly, on September 12, 2006, we filed a motion to dismiss the case without prejudice on jurisdictional grounds. Thereafter, on July 6, 2007, the government appealed the decision to the United States Court of Appeals for the Federal Circuit. If the Court of Appeals reverses the lower court’s decision, the case will continue in the Court of Federal Claims. If the Court of Appeals affirms the lower court’s decision, we intend to refile the case in another litigating forum, having now cured the jurisdictional defect. We would not intend to refile the case in the Court of Federal Claims because the Court of Appeals, having jurisdiction over cases in the Court of Federal Claims, has rendered a decision on a similar issue in another case that is unfavorable to taxpayers litigating in the lower court. Although we continue to believe that the Court of Appeals decision in that case is flawed, the legal bases upon which the decision was reached are binding on the Court of Federal Claims and could adversely impact other litigation there involving a similar issue.
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

If the capital loss deduction is fully disallowed, we estimate it could have a potential federal and state cash tax impact (excluding penalties) of approximately $280 million, of which approximately $33 million has been paid, plus accrued interest through June 30, 2007 of approximately $148 million ($89 million net of tax benefit). Additionally, the IRS could ultimately impose penalties and interest on those penalties for any amount up to approximately $130 million, as of June 30, 2007, after tax.
Exchange of partnership interests. In April 2002, we exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly-owned subsidiaries. Although we have not yet received a formal notice of proposed adjustment, the IRS is contending that the exchange was a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $160 million plus accrued interest through June 30, 2007 of approximately $31 million ($19 million, net of tax benefit). Also, the IRS could propose a penalty of up to 40% of the additional income tax due. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.
The potential tax and interest (but not penalties) impact of a full disallowance for both of these matters has been fully reserved on our consolidated balance sheet. With regard to tax and accrued interest through June 30, 2007, a disallowance would not materially adversely affect our consolidated results of operations; however a deficiency payment would adversely impact our cash flow in the period the payment was made. The accrual of additional interest through the time these matters are resolved will adversely affect our consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.
Methane gas. During the second quarter of 2007, as part of its examination of our 2000 – 2003 federal income tax returns, the IRS reviewed the Company’s treatment of costs associated with our landfill operations. As a result of this review, the IRS has proposed that certain landfill costs be allocated to the collection and control of methane gas that is naturally produced within the landfill. The IRS’ position is that the methane gas produced by a landfill is a joint product resulting from the operations of the landfill and, therefore, these costs should not be expensed until the methane gas is sold or otherwise disposed.
We plan to contest this issue at the Appeals Division of the IRS. The Company believes it has several meritorious defenses, including the fact that methane gas is not actively produced for sale by the Company but rather arises naturally in the context of providing disposal services. Therefore, we believe that the subsequent resolution of this issue will not have a material adverse impact on our consolidated liquidity, financial position or results of operations.
See Item 3 of our Form 10-K, for the year ended December 31, 2006 for our other previously reported legal proceedings.

Item 1A.	Risk Factors

There are no material changes to the disclosure regarding risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 17, 2007, our annual meeting of stockholders was held at which we submitted to a vote of our stockholders the following proposals:

(1) Election of directors as follows:

	Number of Votes	Number of Votes
Nominee	For	Withheld
John J. Zillmer	313,456,288	41,924,634
Robert M. Agate	332,437,416	22,943,506
Charles H. Cotros	330,464,533	24,916,389
James W. Crownover	332,445,283	22,935,639
William J. Flynn	309,313,698	46,067,224
David I. Foley	328,979,339	26,401,583
Nolan Lehmann	314,375,237	41,005,685
Steven Martinez (1)	328,970,862	26,410,060
James A. Quella	328,512,451	26,868,471
John M. Trani	309,336,523	46,044,399

(1)	Steven Martinez subsequently resigned from our Board of Directors effective July 2, 2007.

		Results of the Vote
					Broker
		Affirmative	Against	Abstentions	Non-Votes
(2)	To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm (independent auditor) for fiscal year 2007	353,205,827	631,471	1,543,627	—

(3)	Stockholder proposal on majority voting for director nominees	209,670,995	120,065,994	1,456,362	24,187,574

Item 5.	Other Information

None.

Item 6.	Exhibits

1.1	Underwriting Agreement dated May 7, 2007 among Allied Waste Industries, Inc., the selling stockholders listed on Schedule B thereto and Goldman, Sachs & Company. Exhibit 1.1 to Allied’s Report on Form 8-K dated May 10, 2007, is incorporated by reference herein.

1.2	Letter Agreement dated May 9, 2007 among Allied Waste Industries, Inc., the selling stockholders named therein and Goldman, Sachs & Company. Exhibit 1.2 to Allied’s Report on Form 8-K dated May 10, 2007, is incorporated by reference herein.

10.1*	Fourteenth Amendment to Receivables Sale Agreement, dated as of May 29, 2007, among Allied Waste North America, Inc, as originators and Allied Receivables Funding Incorporated as buyer.

10.2*	Third Amendment to Amended and Restated Credit and Security Agreement, dated as of May 29, 2007, among Allied Receivables Funding Incorporated as borrower, Allied Waste North America, Inc. as servicer, Variable Funding Capital Company LLC, as a lender, Wachovia Bank, National Association as agent, liquidity bank and lender group agent, Atlantic Asset Securitization LLC, as a lender and Calyon New York Branch, as Atlantic group agent and as Atlantic liquidity bank.

10.3*	Form of Restricted Stock Units Agreement under the 2006 Incentive Stock Plan for conversion match restricted stock units awarded under the 2007 Senior Management Incentive Plan and the 2007 Management Incentive Plan.

10.4*	Form of Restricted Stock Units Agreement under the 2006 Incentive Stock Plan for conversion restricted stock units awarded under the 2007 Senior Management Incentive Plan and the 2007 Management Incentive Plan.

31.1*	Section 302 Certification of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer.

31.2*	Section 302 Certification of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

*	Filed herewith

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

Date: August 2, 2007