Form 10-Q
period 2007-09-30
ALLIED WASTE INDUSTRIES INC
filed 2007-11-01
CIK 848865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding as of October 24, 2007
Common Stock	371,201,181

ALLIED WASTE INDUSTRIES, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts, unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets —
Cash and cash equivalents	$67.5	$94.1
Restricted cash	26.3	—
Accounts receivable, net of allowance of $22.8 and $18.4	738.7	687.5
Prepaid and other current assets	78.4	93.6
Deferred income taxes	48.7	172.5

Total current assets	959.6	1,047.7
Property and equipment, net	4,401.0	4,258.7
Goodwill	8,032.7	8,126.0
Other assets, net	298.8	378.6

Total assets	$13,692.1	$13,811.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$463.0	$236.6
Accounts payable	469.8	494.4
Current portion of accrued capping, closure, post-closure and environmental costs	90.6	95.8
Accrued interest	121.9	106.9
Other accrued liabilities	499.2	369.8
Unearned revenue	240.7	229.2

Total current liabilities	1,885.2	1,532.7
Long-term debt, less current portion	6,149.7	6,674.0
Deferred income taxes	278.7	357.3
Accrued capping, closure, post-closure and environmental costs, less current portion	812.4	760.3
Other long-term obligations	809.8	887.8
Commitments and Contingencies
Stockholders’ Equity —
Series D senior mandatory convertible preferred stock, $0.10 par value, 2.8 million shares authorized, 2.4 million shares issued and outstanding, liquidation preference of $250.00 per share, net of $19.2 million of issuance costs	580.8	580.8
Common stock, $0.01 par value, 525 million authorized shares, 370.0 million and 367.9 million shares issued and outstanding	3.7	3.7
Additional paid-in capital	2,829.2	2,802.0
Accumulated other comprehensive loss	(57.4)	(57.4)
Retained earnings	400.0	269.8

Total stockholders’ equity	3,756.3	3,598.9

Total liabilities and stockholders’ equity	$13,692.1	$13,811.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$1,556.3	$1,525.1	$4,548.4	$4,443.0
Cost of operations (exclusive of depreciation and amortization shown below)	966.7	972.1	2,853.5	2,860.6
Selling, general and administrative expenses	156.5	151.6	480.7	441.1
Depreciation and amortization	142.7	138.8	412.6	422.7
Loss from divestitures and asset impairments	39.0	14.5	40.5	14.5

Operating income	251.4	248.1	761.1	704.1
Interest expense and other	130.3	130.4	424.4	434.4

Income from continuing operations before income taxes	121.1	117.7	336.7	269.7
Income tax expense	53.8	46.9	144.1	122.1
Minority interests	0.4	0.2	0.4	—

Income from continuing operations	66.9	70.6	192.2	147.6
(Loss) income from discontinued operations, net of tax	(39.7)	1.7	(33.9)	3.5

Net income	27.2	72.3	158.3	151.1
Dividends on preferred stock	(9.4)	(9.4)	(28.1)	(33.5)

Net income available to common shareholders	$17.8	$62.9	$130.2	$117.6

Basic EPS:
Continuing operations	$0.16	$0.17	$0.45	$0.32
Discontinued operations	(0.11)	—	(0.10)	0.01

Net income available to common shareholders	$0.05	$0.17	$0.35	$0.33

Weighted average common shares	369.3	365.7	368.6	353.4

Diluted EPS:
Continuing operations	$0.15	$0.17	$0.44	$0.32
Discontinued operations	(0.10)	—	(0.09)	0.01

Net income available to common shareholders	$0.05	$0.17	$0.35	$0.33

Weighted average common and common equivalent shares	382.4	440.2	381.9	356.2

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating activities —
Net income	$158.3	$151.1
Discontinued operations, net of tax	33.9	(3.5)
Adjustments to reconcile net income to cash provided by operating activities— Provisions for:
Depreciation and amortization	412.6	422.7
Stock-based compensation expense	15.7	15.4
Doubtful accounts	17.7	13.3
Accretion of debt and amortization of debt issuance costs	15.4	16.4
Deferred income tax expense	111.7	98.1
Gain on sale of fixed assets	(7.7)	(4.6)
Non-cash reduction in acquisition accruals	(2.2)	(13.5)
Loss on divestitures and asset impairments	40.5	14.5
Write-off of deferred debt issuance costs	7.2	3.7
Change in operating assets and liabilities, excluding the effects of acquisitions—
Accounts receivable, prepaid expenses, inventories and other assets	(59.0)	(72.1)
Accounts payable, accrued liabilities, unearned income and other	6.4	1.8
Capping, closure and post-closure accretion	41.5	36.8
Capping, closure, post-closure and environmental expenditures	(38.8)	(51.5)

Cash provided by operating activities from continuing operations	753.2	628.6

Investing activities –
Cost of acquisitions, net of cash acquired	(75.0)	(10.7)
Proceeds from divestitures, net of cash divested	166.2	56.8
Proceeds from sale of fixed assets	12.0	11.0
Capital expenditures, excluding acquisitions	(496.1)	(504.6)
Capitalized interest	(14.3)	(12.6)
Other	—	5.7

Cash used for investing activities from continuing operations	(407.2)	(454.4)

Financing activities —
Proceeds from long-term debt, net of issuance costs	1,379.1	1,237.5
Payments of long-term debt	(1,778.5)	(1,306.2)
Payments of preferred stock dividends	(28.1)	(38.8)
Net change in disbursement account	(8.7)	(63.8)
Net receipts from restricted trust	50.5	—
Net proceeds from sale of common stock, exercise of stock options and other	19.0	9.8

Cash used for financing activities from continuing operations	(366.7)	(161.5)

Discontinued operations-
Operating activities	(3.2)	13.0
Investing activities	(2.7)	(4.7)

Cash (used for) provided by discontinued operations	(5.9)	8.3

(Decrease) Increase in cash and cash equivalents	(26.6)	21.0
Cash and cash equivalents, beginning of period	94.1	56.1

Cash and cash equivalents, end of period	$67.5	$77.1

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
The consolidated financial statements include the accounts of Allied and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The December 31, 2006 balance sheet data included herein has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (GAAP). The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe that the presentations and disclosures herein are adequate when read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 and our consolidated financial statements for the year ended December 31, 2006 and the related notes thereto included in our Current Report on Form 8-K, filed on May 18, 2007. The consolidated financial statements as of September 30, 2007, and for the three and nine months ended September 30, 2007 and 2006 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments (except as otherwise disclosed in the notes) necessary to fairly state the financial position and results of operations for such periods. Operating results for interim periods are not necessarily indicative of the results for full years. Certain reclassifications have been made to the prior period financial statements to conform to the current presentation.
For the description of our significant accounting policies, see Note 1 of Notes to Consolidated Financial Statements for the year ended December 31, 2006 in our Annual Report on Form 10-K.
Loss from divestitures and asset impairments –
During the quarters ended September 30, 2007 and 2006, we sold operations for net proceeds of approximately $5.6 million and $43.4 million, respectively. The carrying value of these assets, including allocated goodwill, at the time of sale was approximately $21.7 million and $51.4 million, respectively, and therefore we recorded losses of approximately $16.1 million and $8.0 million, respectively. These transactions did not meet the requirements for classification as discontinued operations and are included in loss from divestitures and asset impairments on the consolidated statement of operations.
During the third quarter of 2007, we completed the evaluation of the long-term closure and post-closure obligation at one of our landfills in the Midwestern region that, until recently, was managed by a third-party according to a partnership agreement. The evaluation indicated an increase in the asset retirement obligation and a resulting impairment of the landfill asset totaling $24.5 million ($15.4 million, net of tax) which is included in loss from divestitures and asset impairments. During the third quarter of 2006, we recorded asset impairment of $6.5 million ($4.0 million, net of tax) for another landfill asset as a result of our decision to discontinue development of the site.
Discontinued operations –
During the third quarter of 2007, we sold hauling, transfer and landfill operations in Georgia, Indiana, Illinois and Kentucky for net proceeds of approximately $89.9 million. During the first quarter of 2007, we sold hauling, transfer and recycling operations in Florida as well as the stock in an unrelated immaterial subsidiary in a single transaction for net proceeds of approximately $69.4 million. The results of these operations, including those related to prior years, have been classified as discontinued operations in the accompanying consolidated financial statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of discontinued operations on the consolidated balance sheet is as follows (in millions):

December 31, 2006
Accounts receivable, net	$13.9
Other current assets	0.9
Property and equipment, net	95.3

Total assets	$110.1

Current liabilities	$21.3
Long-term liabilities	9.2

Total liabilities	$30.5

Results of operations for the discontinued operations were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues (1)	$8.6	$30.8	$50.9	$93.2

(Loss) income before income taxes	$(0.5)	$2.8	$3.1	$5.7
Loss on divestiture	(44.0)	—	(32.6)	—
Income tax benefit (expense)	4.8	(1.1)	(4.4)	(2.2)

Discontinued operations, net of tax	$(39.7)	$1.7	$(33.9)	$3.5

(1)	Includes revenue from divisions not part of the disposal group, which were treated as intercompany revenues prior to the divestiture, of $0.4 million and $0.7 million for the three months ended September 30, 2007 and 2006, respectively, and $1.5 million and $1.7 million for the nine months ended September 30, 2007 and 2006, respectively.
Results for discontinued operations for the three and nine months ended September 30, 2007 included losses from the sale of these assets of $44.0 million ($39.8 million loss, net of tax) and $32.6 million ($36.0 million loss, net of tax), respectively. These transactions included divested goodwill of $56.5 million and $95.7 million in the three and nine months ended September 30, 2007, respectively. Discontinued operations for the three months ended September 30, 2007 and 2006 included $0.5 million of pre-tax loss from operations ($0.1 million gain, net of tax) and $2.8 million of pre-tax income from operations ($1.7 million income, net of tax), respectively. Discontinued operations for the nine months ended September 30, 2007 and 2006 included pre-tax income from operations of $3.1 million ($2.1 million income, net of tax) and $5.7 million ($3.5 million income, net of tax), respectively.
Acquisitions –
During the first quarter of 2007, we acquired collection operations, two transfer stations and a landfill in our Western region for a total consideration of $61.7 million, of which $8.0 million was paid in April 2007. The pro forma effect of these acquisitions, individually and collectively, was not material.
Interest expense capitalized –
We capitalize interest in connection with the construction of our landfill assets. Actual acquisition, permitting and construction costs incurred, which relate to landfill assets under active development, qualify for interest capitalization. Interest capitalization ceases when the construction of a landfill asset is complete and available for use. During the three and nine months ended September 30, 2007 and 2006, we capitalized interest expense of $5.1 million, $14.3 million, $4.6 million and $12.6 million, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Statements of cash flows –
The supplemental cash flow disclosures are as follows (in millions):

	Nine Months Ended September 30,
	2007	2006
Supplemental Disclosures -
Interest paid (net of amounts capitalized)	$341.2	$381.0
Income taxes paid (net of refunds received)	29.0	23.6
Non-Cash Transactions -
Liabilities incurred or assumed in acquisitions	$1.9	$1.8
Accrued dividends on preferred stock	3.1	3.1
Restricted cash –
We obtain funds through the issuance of tax-exempt bonds for the purpose of financing qualifying expenditures at our landfills, transfer and hauling facilities. The funds are deposited directly into trust accounts at issuance. As we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash in our consolidated balance sheets and proceeds from bond issuances are excluded from financing activities in our consolidated cash flows. Reimbursements from the trust for qualifying expenditures are presented in financing activities. Cash received from the trust totaled $5.8 million and $50.5 million during the three and nine months ended September 30, 2007. Restricted cash at September 30, 2007 and December 31, 2006 was $26.3 million and none, respectively.
Stockholders’ equity –
Accumulated other comprehensive loss, included in stockholders’ equity, reflects our pension liability of $57.4 million, net of tax, at both September 30, 2007 and December 31, 2006. Total comprehensive income was $27.2 million, $158.3 million, $72.3 million and $151.1 million for the three and nine months ended September 30, 2007 and 2006, respectively.
Use of estimates –
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time made and assumptions about the future. Actual results may differ significantly from our estimates.
Recently issued accounting pronouncements –
In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 155 (SFAS 159). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for us beginning January 1, 2008. We are evaluating the impact of the adoption of SFAS 159 on our financial position and results of operations.
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
In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-3, How Taxes Collected and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-3). The EITF determined that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 was effective for us beginning January 1, 2007. We report sales taxes collected from customers on a net presentation basis. We report landfill taxes collected from customers on a gross basis as they create a direct obligation for us. Landfill taxes recorded during the three and nine months ended September 30, 2007 and 2006 were $33.4 million, $96.0 million, $34.2 million, and $101.0 million, respectively. The adoption of EITF 06-03 did not impact our financial position or results of operations.
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
We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2005. Years subsequent to 2005 remain subject to examination.
As of January 1, 2007, we had unrecognized tax benefits of $629 million. If these benefits were subsequently recognized, $17 million would favorably impact our effective tax rate with the majority of the remaining benefits reducing goodwill. As of September 30, 2007, we had unrecognized tax benefits of $532 million, $19 million of which would favorably impact our effective tax rate if subsequently recognized. As a result of the expected completion by the Appeals Office of the Internal Revenue Service (IRS) of its review of our 1998 and 1999 federal income tax returns, the amount of unrecognized tax benefits related to various audit adjustments may decrease by approximately $20 million during the next twelve months.
We recognize interest and penalties relating to income tax matters as a component of income tax expense. As of September 30, 2007, we have accrued $208 million for interest and $2 million for penalties relating to income tax matters, including $21 million of interest accrued during the nine months ended September 30, 2007. The $21 million of interest accrued during the nine months ended September 30, 2007, is net of a $13 million interest benefit related to the favorable resolution of an uncertain tax matter.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Property and Equipment
The following tables show the activity and balances related to property and equipment from December 31, 2006 through September 30, 2007 (in millions):

	Property and Equipment
	Balance at		Sales	Acquisitions,	Transfers	Balance at
	December 31,	Capital	and	Net of	and	September 30,
	2006	Additions	Retirements	Divestitures	Other(1)	2007
Land and improvements	$473.1	$7.0	$(9.0)	$10.1	$0.4	$481.6
Land held for permitting as landfills	95.1	12.4	—	(0.1)	(10.0)	97.4
Landfills	4,155.5	169.2	—	25.8	29.0	4,379.5
Buildings and improvements	504.3	16.9	(1.3)	6.9	(3.7)	523.1
Vehicles and equipment	2,192.3	244.3	(90.3)	(5.7)	(2.3)	2,338.3
Containers and compactors	952.1	38.8	(12.6)	1.1	0.3	979.7
Furniture and office equipment	53.2	7.5	(0.9)	—	3.1	62.9

Total	$8,425.6	$496.1	$(114.1)	$38.1	$16.8	$8,862.5

	Accumulated Depreciation and Amortization
		Depreciation
	Balance at	and	Sales	Acquisitions,	Transfers	Balance at
	December 31,	Amortization	and	Net of	and	September 30,
	2006	Expense	Retirements	Divestitures	Other	2007
Land and improvements	$(36.6)	$(4.3)	$0.1	$—	$—	$(40.8)
Landfills	(2,046.1)	(170.7)	—	3.1	4.3	(2,209.4)
Buildings and improvements	(166.3)	(18.8)	1.1	—	0.1	(183.9)
Vehicles and equipment	(1,245.8)	(155.3)	86.7	8.7	(1.0)	(1,306.7)
Containers and compactors	(633.3)	(59.4)	12.2	1.2	—	(679.3)
Furniture and office equipment	(38.8)	(3.5)	0.9	—	—	(41.4)

Total	$(4,166.9)	$(412.0)	$101.0	$13.0	$3.4	$(4,461.5)

Property and equipment, net	$4,258.7	$84.1	$(13.1)	$51.1	$20.2	$4,401.0

(1)	Primarily relates to capitalized interest of $14.3 million (see Note 1) as well as a $5.6 million write-up to fair value for surplus land which was donated in April 2007.
Maintenance and repair expenses charged to cost of operations for the three and nine months ended September 30, 2007 were $122.8 million and $364.8 million, respectively; and $122.9 million and $370.1 million for the same periods in 2006, respectively. We recognized net pre-tax gains on the sale of fixed assets for the three and nine months ended September 30, 2007 of $2.6 million and $7.7 million, respectively; and $2.0 million and $4.6 million for same periods in 2006, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Goodwill
The following table shows the activity and balances related to goodwill by reporting unit from December 31, 2006 through September 30, 2007 (in millions):

	Balance at				Balance at
	December 31,				September 30,
	2006	Acquisitions	Divestitures (1)	Adjustments(2)	2007
Midwestern	$2,156.4	$—	$(29.1)	$0.9	$2,128.2
Northeastern	1,762.9	—	—	0.7	1,763.6
Southeastern	1,579.0	—	(69.9)	0.7	1,509.8
Southwestern	1,372.9	—	—	0.6	1,373.5
Western	1,254.8	1.8	—	1.0	1,257.6

Total	$8,126.0	$1.8	$(99.0)	$3.9	$8,032.7

(1)	Consists primarily of $39.2 million and $56.5 million relating to divestitures in the first and third quarters of 2007.

(2)	Includes income tax related adjustments associated with the acquisition of BFI in 1999.
4. Long-term Debt
Long-term debt at September 30, 2007 and December 31, 2006 consists of the amounts listed in the following table. The effective interest rates include our interest cost incurred, amortization of deferred debt issuance cost and amortization or accretion of discounts or premiums (dollars in millions).

	Debt Balance at		Effective Interest Rate
	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006
2005 Revolver due 2012, ABR borrowings*	$10.0	$—	8.25%	9.75%
2005 Revolver due 2012, Adjusted LIBOR borrowings*	—	—	6.73	7.86
2005 Term Loan due 2014	901.7	1,105.0	6.93	7.34
Receivables secured loan	300.0	230.0	6.19	6.02
6.375% senior notes due 2008	160.3	157.9	8.34	8.34
8.50% senior notes due 2008	—	750.0	—	8.78
6.50% senior notes due 2010	350.0	350.0	6.76	6.76
5.75% senior notes due 2011	400.0	400.0	6.00	6.00
6.375% senior notes due 2011	275.0	275.0	6.63	6.63
9.25% senior notes due 2012	—	250.9	—	9.40
7.875% senior notes due 2013	450.0	450.0	8.09	8.09
6.125% senior notes due 2014	425.0	425.0	6.30	6.30
7.25% senior notes due 2015	600.0	600.0	7.43	7.43
7.125% senior notes due 2016	595.4	595.1	7.38	7.38
6.875% senior notes due 2017	750.0	—	7.04	—
9.25% debentures due 2021	96.4	96.3	9.47	9.47
7.40% debentures due 2035	296.2	294.4	8.03	8.03
4.25% senior subordinated convertible debentures due 2034	230.0	230.0	4.34	4.34
7.375% senior unsecured notes due 2014	400.0	400.0	7.55	7.55
Solid waste revenue bond obligations, principal payable through 2031**	357.3	280.6	6.43	6.85
Notes payable to a municipality, finance and commercial companies, and individuals, interest rates of 2.37% to 11.25%, and principal payable through 2014, secured by vehicles, equipment, real estate or accounts receivable **	1.7	2.3	6.63	6.00
Obligations under capital leases of vehicles and equipment **	11.9	12.4	8.86	8.92
Notes payable to individuals and commercial companies, interest rates of 5.99% to 9.50%, principal payable through 2010, unsecured **	1.8	5.7	6.06	8.07

Total debt **	6,612.7	6,910.6	7.00	7.37
Less: Current portion	463.0	236.6

Long-term portion	$6,149.7	$6,674.0

*	Reflects weighted average interest rate, excludes fees.

**	Reflects weighted average interest rate.

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
In April 2007, we completed an offering of $56.8 million of 5.20% unsecured tax-exempt bonds due 2018. In June 2007, we completed an offering of $20.0 million of 5.15% unsecured tax-exempt bonds due 2015. At September 30, 2007, we had $357.3 million of tax-exempt bonds outstanding, most of which were originated by certain subsidiaries of ours prior to their acquisition.
In September 2007, we redeemed $250 million of 9.25% senior notes due 2012 with available cash and a temporary borrowing under the 2005 Revolver. We expensed $13.3 million of costs related to premium paid, write-off of deferred financing and other costs in connection with the redemption.
2005 Credit Facility —
At September 30, 2007, we had a senior secured credit facility, referred to as the 2005 Credit Facility, that included: (i) a $1.575 billion Revolving Credit Facility due March 2012 (the 2005 Revolver), (ii) a $901.7 million Term Loan B due March 2014, referred to as the 2005 Term Loan, (iii) a $485 million Institutional Letter of Credit Facility due March 2014, and (iv) a $25 million Incremental Revolving Letter of Credit Facility due March 2012. Of the $1.575 billion available under the 2005 Revolver, the entire amount may be used to support the issuance of letters of credit. At September 30, 2007, we had $10.0 million of borrowings outstanding and $329.9 million in letters of credit drawn on the 2005 Revolver, leaving approximately $1.2 billion capacity available under the 2005 Revolver. Both the $25 million Incremental Revolving Letter of Credit Facility and $485 million Institutional Letter of Credit Facility were fully utilized at September 30, 2007.
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
On October 30, 2007, we increased our receivables secured loan program to $400 million from $300 million.
Debt covenants —
As described elsewhere herein, we are highly leveraged and, accordingly, the 2005 Credit Facility is important to us. Our failure to comply with any of the financial covenants set forth below will result in a default under the 2005 Credit Facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt Covenants” for a description of the consequences of such a default.”
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
At September 30, 2007, we were in compliance with all financial and other covenants under our 2005 Credit Facility. We are not subject to any minimum net worth covenants. At September 30, 2007, our EBITDA(1)/Interest ratio was 2.90:1 and Total Debt/EBITDA(1) ratio was 4.01:1 (in each case as defined by the 2005 Credit Facility).

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
All of our notes contain certain financial covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At September 30, 2007, we were in compliance with all applicable covenants.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Guarantees —
We, and substantially all of our subsidiaries, are jointly and severally liable for the obligations under the 6.50% senior notes due 2010, the 5.75% senior notes due 2011, the 6.375% senior notes due 2011, the 7.875% senior notes due 2013, the 6.125% senior notes due 2014, the 7.375% senior unsecured notes due 2014, the 7.25% senior notes due 2015, the 7.125% senior notes due 2016 and the 6.875% senior notes due 2017 issued by Allied Waste North America, Inc. (Allied NA) and the 2005 Credit Facility through unconditional guarantees issued by us, current and future subsidiaries. Allied NA, our wholly-owned subsidiary, and Allied are jointly and severally liable for the obligations under the 6.375% senior notes due 2008, the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by Browning-Ferris Industries, Inc. (BFI) through an unconditional, joint and several, guarantee issued by Allied NA and Allied. Allied is also jointly and severally liable for the obligations under the $20.0 million 5.15% unsecured tax-exempt bonds due 2015 and the $56.8 million 5.20% unsecured tax-exempt bonds due 2018 issued by Allied NA through unconditional guarantees issued by us. Certain of other debt issued by us or our subsidiaries may also be guaranteed by us or our subsidiaries. At September 30, 2007, the maximum potential amount of future payments under the guarantees is the outstanding amount of the debt identified above and the amount for letters of credit issued under the 2005 Credit Facility. In accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), the guarantees are not recorded in our consolidated financial statements as they represent parent-subsidiary guarantees. We do not guarantee any third-party debt.
Collateral —
Our 2005 Credit Facility is secured by the stock of substantially all of our subsidiaries and a security interest in substantially all of our assets. A portion of the collateral that collateralizes the 2005 Credit Facility is shared as collateral with the holders of certain of our senior secured notes and debentures.
The senior secured notes and debentures are collateralized by the stock of substantially all of the Browning-Ferris Industries, LLC (BFI, LLC) subsidiaries along with certain other Allied subsidiaries and a security interest in the assets of BFI, LLC, its domestic subsidiaries and certain other Allied subsidiaries. As of September 30, 2007, the book value of the assets of the subsidiaries that serve as collateral for these notes and debentures was approximately $8.9 billion, which represents approximately 65% of our consolidated total assets.
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
At September 30, 2007, approximately 81% of our debt was fixed and 19% had variable interest rates. We had no interest rate swap contracts at September 30, 2007.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Landfill Accounting
Landfill accounting —
We have a network of 163 owned or operated active landfills with a net book value of approximately $2.2 billion at September 30, 2007. In addition, we own or have responsibility for 112 closed landfills.
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
On at least an annual basis, we update the development cost estimates (which include the costs to develop the site as well as the individual cell construction costs) and capping, closure and post-closure cost estimates for each landfill. Additionally, future capacity estimates (sometimes referred to as airspace) are updated annually using aerial surveys of each landfill to estimate utilized disposal capacity and remaining disposal capacity. The overall cost and capacity estimates are reviewed and approved by senior operations management annually.
Landfill assets —
The following is a rollforward of our investment in our landfill assets excluding project costs and land held for permitting as landfills (in millions):

Capping,
	Net Book Value of	Landfill	Closure and
Net Book Value at	Landfills Acquired,	Development	Post-Closure	Landfill		Net Book Value at
December 31, 2006	Net of Divestitures	Costs	Accruals	Amortization	Other(1)	September 30, 2007
$2,109.4	$28.9	$183.5	$21.6	$(170.7)	$(2.6)	$2,170.1

(1)	Includes an increase in both the landfill retirement obligation and the related landfill asset resulting from changes in the long-term closure and post-closure costs associated with one of our landfills in the Midwestern region. We recognized a related pre-tax impairment charge of $24.5 million during the third quarter of 2007.
Landfill amortization expense was $61.2 million and $60.7 million, or an average of $3.28 and $3.05 per ton consumed, during the three months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, we expensed approximately $170.7 million and $188.4 million, or an average of $3.09 and $3.22 per ton consumed, respectively, related to landfill amortization.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accretion expense for capping, closure and post-closure for the three months ended September 30, 2007 and 2006 was $13.8 million and $12.0 million, respectively, or an average of $0.74 and $0.60 per ton consumed, respectively. During the nine months ended September 30, 2007 and 2006, we recorded accretion expense of $41.5 million and $36.8 million, respectively, or an average of $0.75 and $0.63 per ton consumed, respectively.
Changes in estimates of costs or disposal capacity are recognized on a prospective basis for operating landfills and immediately for fully incurred capping events and closed landfills.
Environmental liabilities arise primarily from contamination at sites that we own or operate or third-party sites where we have delivered or transported waste. These liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination as well as controlling and containing methane gas migration. In connection with evaluating liabilities for environmental matters, we estimate a range of potential impacts and the most likely outcome. The recorded liabilities represent our estimate of the most likely outcome of the matters for which we have determined liability is probable. We re-evaluate these matters as additional information becomes available to ascertain whether the accrued liabilities are adequate. We do not expect that near-term adjustments to our estimates will have a material effect on our consolidated liquidity, financial position or results of operations.
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
The following table shows the activity and balances related to environmental accruals and for capping, closure and post-closure accruals related to open and closed landfills from December 31, 2006 through September 30, 2007 (in millions):

	Balance at				Balance at
	December 31,	Accretion			September 30,
	2006	Expense	Other(1)	Payments	2007
Environmental accruals	$217.0	$—	$1.4	$(15.6)	$202.8
Open landfills capping, closure, and post-closure accruals	420.4	27.1	38.8	(6.8)	479.5
Closed landfills capping, closure, and post-closure accruals	218.7	14.4	4.0	(16.4)	220.7

Total	$856.1	$41.5	$44.2	$(38.8)	$903.0

(1)	Amounts consist primarily of amounts accrued for capping, closure and post-closure liabilities during the period. Includes an increase in both the landfill retirement obligation and the related landfill asset resulting from changes in the long-term closure and post-closure costs associated with one of our landfills in the Midwestern region. We recognized a related pre-tax impairment charge of $24.5 million during the third quarter of 2007.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Employee Benefit Plans
Components of net periodic benefit cost —
The following tables provide the components of net periodic benefit cost for the BFI Pension Plan and the supplemental executive retirement plan (SERP) (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
BFI Pension Plan:	2007	2006	2007	2006
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	5.3	5.3	15.8	15.9
Expected return on plan assets	(7.5)	(7.5)	(22.4)	(22.5)
Recognized net actuarial loss	1.3	1.7	3.8	5.2
Curtailment	—	—	—	0.1

Net periodic benefit cost	$(0.8)	$(0.4)	$(2.6)	$(1.1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
SERP:	2007	2006	2007	2006
Service cost	$0.2	$0.3	$0.6	$0.7
Interest cost	0.1	0.2	0.5	0.5
Curtailment	—	0.9	—	0.9
Amortization of prior service cost	0.1	0.2	0.5	0.6

Net periodic benefit cost	$0.4	$1.6	$1.6	$2.7

The Company contributes to 23 multi-employer pension plans under collective bargaining agreements covering union-represented employees. Approximately 20 percent of our total current employees are participants in such multi-employer plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. We do not administer these multi-employer plans, which are generally managed by a board of trustees with the unions appointing certain trustees and other contributing employers of the plan appointing certain members. We are generally not represented on the board of trustees.
We do not have current plan financial information from the plan administrators, but based on the information available to us, the Company believes that some of the multi-employer plans to which it contributes are under-funded. Additionally, the Pension Protection Act (Act), enacted in August 2006, will require under-funded pension plans to improve their funding ratios within prescribed intervals based on the level of their under-funding, perhaps beginning as soon as 2008. Until the plan trustees develop the funding improvement plans or rehabilitation plans as required by the Act, we are unable to determine the amount of additional future contributions, if any. Accordingly, we cannot determine at this time the impact of the Pension Protect Act on our cash flows, results of operations or financial condition.
Furthermore, under current law regarding multi-employer benefit plans, a plan’s termination, our voluntary withdrawal, or the mass withdrawal of all contributing employers from any under-funded multi-employer pension plan would require us to make payments to the plan for our proportionate share of the multi-employer plan’s unfunded vested liabilities. We do not currently believe that it is probable that there will be a mass withdrawal of employers contributing to these plans or that any of the plans will terminate in the near future.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Net Income Per Common Share
Net income per common share from continuing operations is calculated as follows (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic earnings per share computation:
Income from continuing operations	$66.9	$70.6	$192.2	$147.6
Less: Dividends on preferred stock	(9.4)	(9.4)	(28.1)	(33.5)

Income from continuing operations available to common shareholders	$57.5	$61.2	$164.1	$114.1

Weighted average common shares outstanding	369.3	365.7	368.6	353.4

Basic earnings per share from continuing operations	$0.16	$0.17	$0.45	$0.32

Diluted earnings per share computation:
Income from continuing operations	$66.9	$70.6	$192.2	$147.6
Less: Dividends on preferred stock	(9.4)	—	(28.1)	(33.5)
Add back: Interest expense on senior subordinated convertible debentures, net of tax	1.5	1.5	4.4	—

Income from continuing operations available to common shareholders	$59.0	$72.1	$168.5	$114.1

Weighted average common shares outstanding	369.3	365.7	368.6	353.4
Dilutive effect of stock awards	1.8	2.4	2.0	2.8
Dilutive effect of senior subordinated convertible debentures	11.3	11.3	11.3	—
Dilutive effect of Series D preferred stock	—	60.8	—	—

Weighted average common and common equivalent shares outstanding	382.4	440.2	381.9	356.2

Diluted earnings per share from continuing operations	$0.15	$0.17	$0.44	$0.32

In calculating earnings per share, we have not assumed conversion of the following securities into common shares since the effects of those conversions would not be dilutive common shares (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock options	4.1	8.6	4.1	8.6
Series C preferred stock	—	—	—	34.1
Series D preferred stock	60.8	—	60.8	60.8
Senior subordinated convertible debentures	—	—	—	11.3
8. Commitments and Contingencies
Litigation —
We are subject to extensive and evolving laws and regulations and have implemented our own safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings for a particular period. We accrue for legal matters and regulatory compliance contingencies when such costs are probable and can be reasonably estimated. Except for the tax contingencies discussed below, we do not believe that matters in process at September 30, 2007 will have a material adverse effect on our consolidated liquidity, financial position or results of operations.

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
In September 1999, neighboring parties and others filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from a dispute years earlier related largely to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 2.0 million tons at September 30, 2007. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a Texas state trial court in the civil lawsuit issued a judgment, including an injunction that effectively revoked the expansion permit that was granted by the TCEQ in 2001 because it would require us to operate the landfill according to a prior permit granted in 1988 as well as comply with other requirements that the plaintiffs had requested. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion permit proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.
In April 2006, the Texas Court of Appeals ruled on the civil litigation. The court dissolved the injunction granted in 2003, which would have effectively prevented us from operating the landfill under the expansion permit, but also required us to pay a damage award of approximately $2 million plus attorney’s fees and interest. On April 27, 2006, all parties filed motions for rehearing, which were denied by the Texas Court of Appeals. Subsequently, all parties filed a petition for review to the Texas Supreme Court. On October 12, 2007, the Texas Supreme Court denied the petitions for review. On October 29, 2007, two petitioners, North Alamo Water Supply Company and Engelman Irrigation District, filed a motion for extension seeking a thirty-day extension to file a motion for re-hearing.
On March 14, 2006, our wholly-owned subsidiary, BFI Waste Systems of Mississippi, LLC, received a Notice of Violation from the Environmental Protection Agency (the EPA) alleging that it was in violation of certain Clean Air Act provisions governing federal Emissions Guidelines for Municipal Solid Waste Landfills, New Source Performance Standards for Municipal Solid Waste Landfills, and the facility Operating Permit at its Little Dixie Landfill. The majority of these alleged violations involve the failure to file reports or permit applications, including but not limited to design capacity reports, non-methane organic compound (NMOC) emission rate reports and collection and control system design plans, with the EPA in a timely manner. If we are found to be in violation of such regulations we may be subject to remedial action under EPA regulations, including monetary sanctions of up to $32,500 per day. By letter dated January 17, 2007, the EPA notified the Company that EPA had referred the matter to the U.S. Department of Justice for purposes of bringing an enforcement action and invited the Company to engage in settlement negotiations. On September 25, 2007, the parties reached an agreement to settle the allegations for a payment of $242,462. We are currently documenting the settlement.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
By letter dated March 21, 2007, our subsidiary, Greenridge Reclamation LLC (Greenridge Reclamation), received a proposed Consent Assessment of Civil Penalty (CACP) from the Pennsylvania Department of Environmental Protection (PaDEP) Waste Management Bureau. The CACP for Greenridge Reclamation proposed to assess a civil penalty of $366,000 for alleged violations of the facility’s landfill permit between July 1 and December 15, 2006, specifically, that storage of yard cans in an area not permitted for such storage and eleven separate incidents in which yard can wastes were allegedly disposed of in the landfill without first being weighed. On October 15, 2007, Greenridge Reclamation executed a CACP whereby it agreed to settle all allegations for a payment of $111,520.94.
By letter dated March 21, 2007, our subsidiary, Greenridge Waste Services, LLC (GWS) received a proposed CACP from the PaDEP Waste Management Bureau. The CACP for GWS proposed a civil penalty assessment of $172,000 for violations of the Pennsylvania Solid Waste Management Act regulations, and Greenridge Reclamation’s landfill permit, which occurred between July 1 and December 15, 2006. PaDEP alleged that GWS had caused or contributed to the yard can storage violations alleged against Greenridge Reclamation; had disposed of yard can wastes in the landfill without first having the waste weighed in; had transported waste to the landfill on three occasions in overweight vehicles; and, on one occasion, failed to properly tarp a waste load, which allegedly resulted in the spill of material onto a public highway. PaDEP also alleged that GWS failed to provide prompt notification of the incident. On October 15, 2007, GWS executed a CACP whereby it agreed to settle all allegations for a payment of $124,500.
On November 23, 2005, we received a letter from the San Joaquin District Attorney’s Office, Environmental Prosecutions Unit, (the District Attorney) alleging violations of California permit and regulatory requirements relating to Forward, Inc., our wholly-owned subsidiary, Forward and the operation of its landfill. The District Attorney is investigating whether Forward may have (i) mixed green waste with food waste as “alternative daily cover”; (ii) exceeded the daily and weekly tonnage intake limits; (iii) allowed a concentration of methane gas well in excess of 5 percent; or (iv) accepted hazardous waste at a landfill which is not authorized to accept hazardous waste. Such conduct allegedly violates provisions of Business and Professions Code sections 17200, et seq., by virtue of violations of Public Resources Code Division 30, Part 4, Chapter 3, Article 1, sections 44004 and 44014(b); California Code of Regulations Title 27, Chapter 3, Subchapter 4, Article 6, sections 20690(11) and 20919.5; and Health and Safety Code sections 25200, 25100, et seq, and 25500, et seq. On December 7, 2006, Forward received a subpoena and interrogatories from the District Attorney and responded to both as of February 15, 2007. In June 2007, the District Attorney advised counsel for Forward that, if found in violation of such laws, Forward could be subject to monetary sanctions of up to $2,500 per violation and a permanent injunction to obey all applicable laws and regulations.
By letter dated May 11, 2007, our subsidiary, County Landfill, Inc. (County Landfill), received a proposed Consent Assessment of Civil Penalty (CACP) from the Pennsylvania Department of Environmental Protection (PaDEP). The CACP for County Landfill proposed to assess a civil penalty of $225,149 for alleged violations of the facility’s National Pollutant Discharge Elimination System (NPDES) Permit and the Clean Streams Law, specifically alleging that the effluent discharge from the Company’s industrial waste treatment plant exceeded its NPDES Permit limits and that such effluent was discharged into an unnamed tributary. On October 15, 2007, County Landfill executed a CACP whereby it agreed to settle all allegations for a payment of the proposed penalty amount.

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
At September 30, 2007, we had the following financial assurance instruments and collateral in place (in millions):

	Landfill		Risk/
	Closure/	Contract	Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$679.8	$—	$—	$—	$679.8
Surety bonds	630.8	497.0	—	—	1,127.8
Trust deposits	85.0	—	—	—	85.0
Letters of credit(1)	401.4	65.5	245.7	127.3	839.9

Total	$1,797.0	$562.5	$245.7	$127.3	$2,732.5

(1)	At September 30, 2007, these amounts were issued under the 2005 Revolver, the Incremental Revolving Letter of Credit and the Institutional Letter of Credit Facility under our 2005 Credit Facility.
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
Guarantees —
We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that relate to our activities prior to the divestiture and that may become known in the future. As of September 30, 2007, we believe the contingent obligations associated with these indemnifications are not significant.
We have entered into agreements to guarantee the value of certain property that is adjacent to certain landfills to the property owners. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees were accounted for in accordance with SFAS No. 5, Accounting for Contingencies. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FIN 45. We believe that the contingent obligations associated with these indemnifications are not significant at September 30, 2007.

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
We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2005. Certain matters relating to these audits are discussed below.
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
In July 2006, while the Court of Federal Claims case was pending, we discovered a jurisdictional defect in the case that could have prevented our recovery of the refund amounts claimed even if we would have been successful on the underlying merits. Accordingly, on September 12, 2006, we filed a motion to dismiss the case without prejudice on jurisdictional grounds. On March 2, 2007, the Court granted our motion dismissing the case. Thereafter, on July 6, 2007, the government appealed the decision to the United States Court of Appeals for the Federal Circuit. If the Court of Appeals reverses the lower court’s decision, the case will continue in the Court of Federal Claims. If the Court of Appeals affirms the lower court’s decision, we intend to refile the case in another litigation forum, having now cured the jurisdictional defect. We would not intend to refile the case in the Court of Federal Claims because the Court of Appeals, having jurisdiction over cases in the Court of Federal Claims, has rendered a decision on a similar issue in another case that is unfavorable to taxpayers litigating in the lower court. Although we continue to believe that the Court of Appeals decision in that case is flawed, the legal bases upon which the decision was reached are binding on the Court of Federal Claims and could adversely impact other litigation there involving a similar issue.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
If the capital loss deduction is fully disallowed, we estimate it could have a potential federal and state cash tax impact (excluding penalties) of approximately $290 million, of which approximately $33 million has been paid, plus accrued interest through September 30, 2007 of approximately $156 million ($96 million net of tax benefit). Additionally, the IRS could ultimately impose penalties and interest on those penalties for any amount up to approximately $131 million, as of September 30, 2007, after tax.
Exchange of partnership interests. In April 2002, we exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly-owned subsidiaries. Although we have not yet received a formal notice of proposed adjustment, the IRS is contending that the exchange was a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $160 million plus accrued interest through September 30, 2007 of approximately $32 million ($20 million, net of tax benefit). Also, the IRS could propose a penalty of up to 40% of the additional income tax due. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.
The potential tax and interest (but not penalties) impact of a full disallowance for both of these matters has been fully reserved on our consolidated balance sheet, $121 million of which is reflected in current liabilities. With regard to tax and accrued interest through September 30, 2007, a disallowance would not materially adversely affect our consolidated results of operations; however a deficiency payment would adversely impact our cash flow in the period the payment was made. The accrual of additional interest through the time these matters are resolved will continue to adversely affect our consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Segment Reporting
Our revenues are derived from one industry segment, which includes the collection, transfer, recycling and disposal of non-hazardous solid waste. We evaluate performance based on several factors, of which the primary financial measure is operating income before depreciation and amortization. Operating income before depreciation and amortization is not a measure of operating income, operating performance or liquidity under GAAP and may not be comparable to similarly titled measures reported by other companies. Our management uses operating income before depreciation and amortization in the evaluation of field operating performance as it represents operational cash flows and is a profit measure that is within the control of the operating units.
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
The tables below reflect certain information relating to the continuing operations of our geographic operating segments (in millions):

Revenues:	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Midwestern	$321.2	$315.6	$925.8	$910.7
Northeastern	323.3	328.6	944.2	947.2
Southeastern	243.7	246.9	725.5	727.3
Southwestern	259.9	253.5	764.0	747.1
Western	367.0	348.4	1,071.4	1,009.2

Total reportable segments	1,515.1	1,493.0	4,430.9	4,341.5
Other (1)	41.2	32.1	117.5	101.5

Total per financial statements	$1,556.3	$1,525.1	$4,548.4	$4,443.0

(1) Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a regional basis.

Operating income before depreciation and amortization: (1)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Midwestern (2)	$71.8	$92.1	$256.0	$263.8
Northeastern	98.0	93.2	264.3	249.8
Southeastern	81.5	79.4	236.9	224.8
Southwestern	77.4	75.1	226.0	218.9
Western	129.4	118.5	368.8	327.5

Total operating income before depreciation and amortization for reportable segments	$458.1	$458.3	$1,352.0	$1,284.8

(1)	See following table for reconciliation to income from continuing operations before income taxes per the consolidated statements of operations.

(2)	During the third quarter of 2007, we recorded an asset impairment charge of $24.5 million ($15.4 million, net of tax). See Note 5, Landfill Accounting. During the third quarter of 2006, we recorded an asset impairment charge of $6.5 million ($4.0 million, net of tax) for another landfill asset as a result of our decision to discontinue development of the site. The impairment charges are included in “Loss from divestitures and asset impairments” on the statements of operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reconciliation of our primary measure of segment profitability to income from continuing operations before income taxes (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total operating income before depreciation and amortization for reportable segments	$458.1	$458.3	$1,352.0	$1,284.8
Depreciation and amortization	(142.7)	(138.8)	(412.6)	(422.7)
Interest expense and other	(130.3)	(130.4)	(424.4)	(434.4)
Other(1)	(64.0)	(71.4)	(178.3)	(158.0)

Income from continuing operations before income taxes	$121.1	$117.7	$336.7	$269.7

(1)	Amounts relate primarily to our subsidiaries, which provide services throughout the organization and not on a regional basis, including national accounts where work has been subcontracted. Losses on divestitures for the three and nine months ended September 30, 2007 and 2006 of $16.1 million and $8.0 million, respectively are included in “Loss from divestitures and asset impairments” on the statements of operations.
The following table shows our total reported revenues by service line. Intercompany revenues have been eliminated (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Collection
Residential	$304.9	19.6%	$301.9	19.8%	$899.5	19.8%	$891.8	20.1%
Commercial	390.5	25.1	372.1	24.4	1,140.9	25.1	1,087.4	24.5
Roll-off(1)	332.0	21.3	340.3	22.3	969.5	21.3	988.5	22.1
Recycling	53.8	3.5	48.0	3.2	155.2	3.4	141.6	3.2

Total collection	1,081.2	69.5	1,062.3	69.7	3,165.1	69.6	3,109.3	69.9

Disposal
Landfill	214.9	13.8	218.7	14.3	624.4	13.7	633.8	14.3
Transfer	112.7	7.2	113.1	7.4	330.6	7.3	320.0	7.2

Total disposal	327.6	21.0	331.8	21.7	955.0	21.0	953.8	21.5

Recycling- commodity	66.4	4.3	55.5	3.6	190.9	4.2	158.6	3.6

Other(2)	81.1	5.2	75.5	5.0	237.4	5.2	221.3	5.0

Total revenues	$1,556.3	100.0%	$1,525.1	100.0%	$4,548.4	100.0%	$4,443.0	100.0%

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(2)	Consists primarily of revenue from national accounts where the work has been subcontracted, revenue generated from transporting waste via railway or truck and revenue from liquid waste.
Discontinued operations —
Revenues and operating income before depreciation and amortization for the operations reported as discontinued operations by geographic segment are as follows (in millions):

	Three Months Ended		Nine Months Ended
Revenues (1):	September 30,		September 30,
	2007	2006	2007	2006
Midwestern	$4.1	$7.8	$15.6	$21.8
Southeastern	4.5	23.0	35.3	71.4

Total discontinued operations	$8.6	$30.8	$50.9	$93.2

(1)	Includes revenue from divisions not part of the disposal group, which were treated as intercompany revenues prior to the divestiture. Revenue from the Midwestern region includes $0.1 million, $0.5 million, $0.9 million and $0.9 million for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively. Revenue from the Southeastern region includes $0.3 million, $0.2 million, $0.6 million and $0.8 million for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively.
Operating income before depreciation and amortization:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Midwestern	$1.3	$2.2	$4.8	$4.8
Southeastern	—	4.0	6.2	11.8

Total discontinued operations	$1.3	$6.2	$11.0	$16.6

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Condensed Consolidating Financial Statements
Most of our outstanding debt is issued by Allied NA, our wholly-owned subsidiary. The 6.50% senior notes due 2010, the 5.75% senior notes due 2011, the 6.375% senior notes due 2011, the 7.875% senior notes due 2013, the 6.125% senior notes due 2014, the 7.375% senior unsecured notes due 2014, the 7.25% senior notes due 2015, the 7.125% senior notes due 2016, the 6.875% senior notes due 2017, the 5.15% unsecured tax-exempt bonds due 2015 and the 5.20% unsecured tax-exempt bonds due 2018 issued by Allied NA and the 2005 Credit Facility are guaranteed by Allied. The 6.375% senior notes due 2008, the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by BFI are guaranteed by Allied NA and Allied. Certain other debt issued by us or our subsidiaries may also be guaranteed by us or our subsidiaries. All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt. Presented below are unaudited condensed consolidating balance sheets as of September 30, 2007 and December 31, 2006 and the related unaudited condensed consolidating statements of operations for the three and nine months ended September 30, 2007 and 2006 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 of Allied (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries that are not guarantors (Non-Guarantors). The Company does not believe that the separate financial statements and related footnote disclosures concerning the Guarantors would provide any additional information that would be material to investors making an investment decision.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	September 30, 2007
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$—	$(1.0)	$64.1	$4.4	$—	$67.5
Restricted cash	—	26.3	—	—	—	26.3
Accounts receivable, net	—	—	250.3	488.4	—	738.7
Prepaid and other current assets	—	—	65.5	31.0	(18.1)	78.4
Deferred income taxes, net	—	—	39.2	9.5	—	48.7

Total current assets	—	25.3	419.1	533.3	(18.1)	959.6
Property and equipment, net	—	—	4,376.0	25.0	—	4,401.0
Goodwill	—	—	7,960.3	72.4	—	8,032.7
Investment in subsidiaries	2,439.2	15,265.9	447.4	—	(18,152.5)	—
Other assets, net	5.4	85.3	187.6	1,250.3	(1,229.8)	298.8

Total assets	$2,444.6	$15,376.5	$13,390.4	$1,881.0	$(19,400.4)	$13,692.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$—	$163.0	$300.0	$—	$463.0
Accounts payable	—	—	465.9	3.9	—	469.8
Accrued closure, post-closure and environmental costs	—	—	15.5	75.1	—	90.6
Accrued interest	4.5	101.6	31.8	2.1	(18.1)	121.9
Other accrued liabilities	77.1	—	192.5	229.6	—	499.2
Unearned revenue	—	—	232.2	8.5	—	240.7

Total current liabilities	81.6	101.6	1,100.9	619.2	(18.1)	1,885.2
Long-term debt, less current portion	230.0	5,233.9	685.8	—	—	6,149.7
Deferred income taxes	—	—	284.5	(5.8)	—	278.7
Accrued closure, post-closure and environmental costs	—	—	393.1	419.3	—	812.4
Due to/(from) parent	(1,643.7)	7,647.7	(5,920.9)	(83.1)	—	—
Other long-term obligations	20.4	—	1,929.3	91.3	(1,231.2)	809.8
Stockholders’ equity	3,756.3	2,393.3	14,917.7	840.1	(18,151.1)	3,756.3

Total liabilities and stockholders’ equity	$2,444.6	$15,376.5	$13,390.4	$1,881.0	$(19,400.4)	$13,692.1

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	December 31, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$—	$—	$68.3	$25.8	$—	$94.1
Accounts receivable, net	—	—	317.2	370.3	—	687.5
Prepaid and other current assets	—	0.1	69.1	63.7	(39.3)	93.6
Deferred income taxes, net	—	—	163.0	9.5	—	172.5

Total current assets	—	0.1	617.6	469.3	(39.3)	1,047.7
Property and equipment, net	—	—	4,237.3	21.4	—	4,258.7
Goodwill	—	—	8,053.6	72.4	—	8,126.0
Investment in subsidiaries	2,334.6	14,898.3	423.6	—	(17,656.5)	—
Other assets, net	5.6	81.1	272.3	1,217.6	(1,198.0)	378.6

Total assets	$2,340.2	$14,979.5	$13,604.4	$1,780.7	$(18,893.8)	$13,811.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$—	$6.6	$230.0	$—	$236.6
Accounts payable	—	—	488.7	5.7	—	494.4
Accrued closure, post-closure and environmental costs	—	—	20.7	75.1	—	95.8
Accrued interest	2.0	83.6	58.9	1.7	(39.3)	106.9
Other accrued liabilities	88.4	6.1	54.4	220.9	—	369.8
Unearned revenue	—	—	220.4	8.8	—	229.2

Total current liabilities	90.4	89.7	849.7	542.2	(39.3)	1,532.7
Long-term debt, less current portion	230.0	5,601.0	843.0	—	—	6,674.0
Deferred income taxes	—	—	362.1	(4.8)	—	357.3
Accrued closure, post-closure and environmental costs	—	—	333.1	427.2	—	760.3
Due to/(from) parent	(1,598.7)	6,988.2	(5,339.8)	(49.7)	—	—
Other long-term obligations	19.6	—	2,003.9	63.4	(1,199.1)	887.8
Stockholders’ equity	3,598.9	2,300.6	14,552.4	802.4	(17,655.4)	3,598.9

Total liabilities and stockholders’ equity	$2,340.2	$14,979.5	$13,604.4	$1,780.7	$(18,893.8)	$13,811.0

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Three Months Ended September 30, 2007
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,500.9	$55.4	$—	$1,556.3
Cost of operations	—	—	917.5	49.2	—	966.7
Selling, general and administrative expenses	6.7	—	146.2	3.6	—	156.5
Depreciation and amortization	—	—	141.2	1.5	—	142.7
Loss from divestitures and asset impairments	—	—	39.0	—	—	39.0

Operating income (loss)	(6.7)	—	257.0	1.1	—	251.4
Equity in earnings (losses) of subsidiaries	8.3	101.1	6.2	—	(115.6)	—
Interest income (expense) and other	(2.8)	(107.2)	(20.0)	(0.3)	—	(130.3)
Intercompany interest income (expense)	37.5	(33.6)	(22.7)	18.8	—	—
Management fee income (expense)	2.1	—	(1.7)	(0.4)	—	—

Income before income taxes	38.4	(39.7)	218.8	19.2	(115.6)	121.1
Income tax (expense) benefit	(11.2)	43.5	(79.1)	(7.0)	—	(53.8)
Minority interests	—	—	—	(0.4)	—	(0.4)

Net income from continuing operations	27.2	3.8	139.7	11.8	(115.6)	66.9
Discontinued operations, net of tax	—	—	(39.7)	—	—	(39.7)

Net income	27.2	3.8	100.0	11.8	(115.6)	27.2
Dividends on preferred stock	(9.4)	—	—	—	—	(9.4)

Net income available to common shareholders	$17.8	$3.8	$100.0	$11.8	$(115.6)	$17.8

	Nine Months Ended September 30, 2007
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$4,383.6	$164.8	$—	$4,548.4
Cost of operations	—	—	2,707.7	145.8	—	2,853.5
Selling, general and administrative expenses	21.0	—	449.2	10.5	—	480.7
Depreciation and amortization	—	—	408.2	4.4	—	412.6
Loss from divestitures and asset impairments	—	—	40.5	—	—	40.5

Operating income (loss)	(21.0)	—	778.0	4.1	—	761.1
Equity in earnings (losses) of subsidiaries	102.3	374.8	18.6	—	(495.7)	—
Interest income (expense) and other	(8.3)	(355.9)	(61.5)	1.3	—	(424.4)
Intercompany interest income (expense)	111.8	(93.3)	(74.6)	56.1	—	—
Management fee income (expense)	6.4	—	(5.1)	(1.3)	—	—

Income (loss) before income taxes	191.2	(74.4)	655.4	60.2	(495.7)	336.7
Income tax (expense) benefit	(32.9)	167.1	(256.2)	(22.1)	—	(144.1)
Minority interests	—	—	—	(0.4)	—	(0.4)

Net income from continuing operations	158.3	92.7	399.2	37.7	(495.7)	192.2
Discontinued operations, net of tax	—	—	(33.9)	—	—	(33.9)

Net income	158.3	92.7	365.3	37.7	(495.7)	158.3
Dividends on preferred stock	(28.1)	—	—	—	—	(28.1)

Net income available to common shareholders	$130.2	$92.7	$365.3	$37.7	$(495.7)	$130.2

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Three Months Ended September 30, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,468.9	$56.2	$—	$1,525.1
Cost of operations	—	—	922.3	49.8	—	972.1
Selling, general and administrative expenses	11.7	—	136.8	3.1	—	151.6
Depreciation and amortization	—	0.2	136.3	2.3	—	138.8
Loss from divestitures and asset impairments	—	—	14.5	—	—	14.5

Operating income (loss)	(11.7)	(0.2)	259.0	1.0	—	248.1
Equity in earnings (losses) of subsidiaries	56.9	144.4	7.0	—	(208.3)	—
Interest income (expense) and other	(2.7)	(107.5)	(20.5)	0.3	—	(130.4)
Intercompany interest income (expense)	35.7	(25.1)	(30.4)	19.8	—	—
Management fee income (expense)	2.0	—	(1.6)	(0.4)	—	—

Income (loss) before income taxes	80.2	11.6	213.5	20.7	(208.3)	117.7
Income tax (expense) benefit	(7.9)	44.2	(75.4)	(7.8)	—	(46.9)
Minority interests	—	—	—	(0.2)	—	(0.2)

Net income from continuing operations	72.3	55.8	138.1	12.7	(208.3)	70.6
Discontinued operations, net of tax	—	—	1.7	—	—	1.7

Net income	72.3	55.8	139.8	12.7	(208.3)	72.3
Dividends on preferred stock	(9.4)	—	—	—	—	(9.4)

Net income available to common shareholders	$62.9	$55.8	$139.8	$12.7	$(208.3)	$62.9

	Nine Months Ended September 30, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$4,274.0	$169.0	$—	$4,443.0
Cost of operations	—	—	2,726.3	134.3	—	2,860.6
Selling, general and administrative expenses	24.6	—	406.4	10.1	—	441.1
Depreciation and amortization	—	0.9	415.1	6.7	—	422.7
Loss from divestitures and asset impairments	—	—	14.5	—	—	14.5

Operating income (loss)	(24.6)	(0.9)	711.7	17.9	—	704.1
Equity in earnings (losses) of subsidiaries	103.2	370.7	24.2	—	(498.1)	—
Interest income (expense) and other	(8.2)	(367.1)	(61.0)	1.9	—	(434.4)
Intercompany interest income (expense)	105.0	(76.4)	(87.0)	58.4	—	—
Management fee income (expense)	6.1	—	(4.9)	(1.2)	—	—

Income (loss) before income taxes	181.5	(73.7)	583.0	77.0	(498.1)	269.7
Income tax (expense) benefit	(30.4)	168.8	(230.6)	(29.9)	—	(122.1)
Minority interests	—	—	—	—	—	—

Net income from continuing operations	151.1	95.1	352.4	47.1	(498.1)	147.6
Discontinued operations, net of tax	—	—	3.5	—	—	3.5

Net income	151.1	95.1	355.9	47.1	(498.1)	151.1
Dividends on preferred stock	(33.5)	—	—	—	—	(33.5)

Net income available to common shareholders	$117.6	$95.1	$355.9	$47.1	$(498.1)	$117.6

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30, 2007
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities from continuing operations	$(19.0)	$(413.4)	$1,127.2	$58.4	$—	$753.2

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	91.2	—	—	91.2
Proceeds from sale of fixed assets	—	—	12.0	—	—	12.0
Capital expenditures, excluding acquisitions	—	—	(489.5)	(6.6)	—	(496.1)
Capitalized interest	—	—	(14.3)	—	—	(14.3)
Change in deferred acquisitions costs, notes receivable and other	—	—	—	—	—	—

Cash used for investing activities from continuing operations	—	—	(400.6)	(6.6)	—	(407.2)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	1,290.8	—	88.3	—	1,379.1
Payments of long-term debt	—	(1,754.7)	(5.5)	(18.3)	—	(1,778.5)
Payments of preferred stock dividends	(28.1)	—	—	—	—	(28.1)
Net change in disbursement account	—	—	(8.7)	—	—	(8.7)
Net receipts from restricted trust	—	50.5	—	—	—	50.5
Net proceeds from sale of common stock, exercise of stock options and other	19.0	—	—	—	—	19.0
Intercompany between issuer and subsidiaries	28.1	825.8	(710.7)	(143.2)	—	—

Cash provided by (used for) financing activities from continuing operations	19.0	412.4	(724.9)	(73.2)	—	(366.7)

Cash used for discontinued operations	—	—	(5.9)	—	—	(5.9)

Decrease in cash and cash equivalents	—	(1.0)	(4.2)	(21.4)	—	(26.6)
Cash and cash equivalents, beginning of period	—	—	68.3	25.8	—	94.1

Cash and cash equivalents, end of period	$—	$(1.0)	$64.1	$4.4	$—	$67.5

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities from continuing operations	$(9.8)	$(383.5)	$990.4	$31.5	$—	$628.6

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	46.1	—	—	46.1
Proceeds from sale of fixed assets	—	—	11.0	—	—	11.0
Capital expenditures, excluding acquisitions	—	—	(499.6)	(5.0)	—	(504.6)
Capitalized interest	—	—	(12.6)	—	—	(12.6)
Change in deferred acquisition costs, notes receivable and other	—	—	5.7	—	—	5.7

Cash used for investing activities from continuing operations	—	—	(449.4)	(5.0)	—	(454.4)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	1,200.2	0.1	37.2	—	1,237.5
Payments of long-term debt	—	(1,260.9)	(6.3)	(39.0)	—	(1,306.2)
Payments of preferred stock dividends	(38.8)	—	—	—	—	(38.8)
Net change in disbursement account	—	—	(63.8)	—	—	(63.8)
Net proceeds from sale of common stock, exercise of stock options and other	9.8	—	—	—	—	9.8
Intercompany between issuer and subsidiary	38.8	444.2	(465.9)	(17.1)	—	—

Cash provided by (used for) financing activities from continuing operations	9.8	383.5	(535.9)	(18.9)	—	(161.5)

Cash provided by discontinued operations	—	—	8.3	—	—	8.3

Increase (decrease) in cash and cash equivalents	—	—	13.4	7.6	—	21.0
Cash and cash equivalents, beginning of period	—	—	53.1	3.0	—	56.1

Cash and cash equivalents, end of period	$—	$—	$66.5	$10.6	$—	$77.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our unaudited consolidated financial statements and the notes thereto, included elsewhere herein. Please note that unless otherwise specifically indicated, discussion of our results relate to continuing operations. This discussion may contain forward-looking statements that anticipate results based upon assumptions as to future events that may not prove to be accurate. See “Disclosure Regarding Forward-Looking Statements” below.
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
We consistently invest capital to support the ongoing operations of our landfill and collection business. Landfills are highly engineered, sophisticated facilities similar to civil works. Each year we invest capital at our 163 owned or operated active landfills to ensure sufficient capacity to receive the waste volume we handle. In addition, we have approximately 12,000 collection vehicles and approximately 1.2 million containers to serve our collection customers. Our vehicles and containers endure rough conditions each day and must be routinely maintained and replaced. During the nine months ended September 30, 2007, we invested $496.1 million of capital into the business (see Note 2, Property and Equipment, for detail by fixed asset category). In 2007, total capital expenditures are expected to be approximately $675 million.
Cash flows in our business are generally predictable as a result of the nature of our customer base and the essential service we provide to the communities where we operate. This predictability has enabled us to consistently reinvest in the business and to service our debt obligations. As a result, we have incurred debt to acquire the assets we own and we have paid cash to acquire existing cash flow streams. This financial model should continue to allow us over time to transfer the enterprise value of the company from debt holders to shareholders as we continue to use our cash flow from operations after capital expenditures and other investments in our business to reduce our debt balance.
During the third quarter of 2007, we divested certain operations in the Midwestern and Southeastern regions for net proceeds of $89.9 million. We recognized a pre-tax loss on divestiture of $44.0 million, primarily relating to the write-off of associated goodwill of $56.5 million. The loss was classified as discontinued operations. We also divested certain operations in the Southeastern region for net proceeds of $5.6 million and recognized a pre-tax loss on divestiture of $16.1 million. Also during the third quarter of 2007, we completed the evaluation of the long-term closure and post-closure obligation at one of our landfills in the Midwestern region that, until recently, was managed by a third-party according to a partnership agreement. The evaluation indicated an increase in the asset retirement obligation and a resulting impairment of the landfill asset totaling $24.5 million ($15.4 million, net of tax) which is included in loss from divestitures and asset impairments.
Net income for the three months ended September 30, 2007 decreased to $27.2 million, or $0.05 per diluted share, from $72.3 million, or $0.17 per diluted share, for the three months ended September 30, 2006. The decrease during the third quarter of 2007 was primarily attributable to loss on divestitures and asset impairments as well as loss from discontinued operations. Net income for the nine months ended September 30, 2007 increased to $158.3 million, or $0.35 per diluted share, compared to $151.1 million, or $0.33 per diluted share, for the same period in the prior year. The increase during 2007 was due to higher operating income, inclusive of higher losses from divestitures and asset impairments and lower interest expense, partially offset by higher income tax expense and loss from discontinued operations.

Our organic revenue growth was 1.9% and 2.6%, respectively, for the three and nine months ended September 30, 2007, due to strong increases in price, partially offset by volume decreases. Collection, recycling-commodity and other revenue increased while disposal revenue decreased during the third quarter of 2007. Revenues increased in all lines of service during the nine months ended September 30, 2007. Operating income, inclusive of higher losses from divestitures and asset impairments for the three and nine months ended September 30, 2007 increased by $3.3 million and $57.0 million, respectively, over the same periods in the prior year. Loss from divestitures and asset impairments increased $24.5 million and $26.0 million for the three and nine months ended September 30, 2007 primarily due to an asset impairment charge associated with a landfill in the Midwestern region resulting from changes in anticipated long-term closure and post-closure costs. Interest expense for the third quarter, inclusive of $13.3 million of premium paid and write-off of deferred financing costs associated with our bond redemption, remained unchanged from the same period in the prior year. For the nine months ended September 30, 2007, interest expense decreased as a result of interest savings associated with the decrease in our outstanding debt balance as well as lower interest rates from the refinancing transactions during the year. Income tax expense increased due to higher levels of pre-tax income.
Our pricing programs and operational effectiveness initiatives continue to drive improved profitability and improved returns on invested capital. These programs contributed to our cost of operations as a percentage of revenues decreasing to 62.0% and 62.7% for the three and nine months ended September 30, 2007 compared to 63.7% and 64.4% in 2006. In addition, we continue to focus on improving our return on invested capital by evaluating the return potential of new capital expenditures and by evaluating opportunities to divest operations that do not provide an adequate return. Accordingly, we divested operations primarily in the Midwestern and Southeastern regions during the first and third quarters of 2007.
We plan to invest approximately $675 million in capital expenditures during 2007, a portion of which relates to investment in our fleet. We expect this investment, along with improved maintenance practices, to continue to have a favorable impact on maintenance costs and route productivity. Maintenance and repairs for the three and nine months ended September 30, 2007 decreased by $0.1 million and $5.3 million, respectively, compared to the same periods in 2006.
We remain committed to our current strategy of reducing our debt balance by using our cash flow from operations after capital expenditures and other investments in our business. As this occurs, we believe the relative cost of debt should decline. Upon achieving optimal credit ratios, we should have the opportunity to choose the best use of any excess cash flow: further repay debt, pay a dividend to the extent permitted by our debt agreements, repurchase stock or reinvest in our company. We may take advantage of opportunities that arise to accelerate the de-leveraging process as long as the opportunities are economically advantageous and meet our need to maintain our competitive strength. We also explore and evaluate other ways to enhance shareholder value. Accordingly, where appropriate we may pursue acquisitions, divestitures, joint ventures and other transactions or investments in our business that complement or enhance our strategic position, services, geographical footprint or assets, or otherwise drive shareholder value.
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
In September 2007, we redeemed $250 million of 9.25% senior notes due 2012 with available cash and a temporary borrowing under the 2005 Revolver. We expensed $13.3 million of costs related to premiums paid, write-off of deferred financing and other costs in connection with the redemption. We expect the bond redemption to generate approximately $5 million in annual interest savings.
We continue to focus on maximizing cash flow from operations after capital expenditures and other investments in our business to repay debt. We seek opportunities to create additional cash flow through reductions in interest cost while continuing to support our fixed asset base with appropriate capital expenditures, and where appropriate, pursue acquisitions, divestitures, joint ventures and other transactions or investments in our business that complement or enhance our strategic position, services, geographical footprint or assets, or otherwise drive shareholder value. Our debt to total capitalization ratio was 63.8% and 65.8% at September 30, 2007 and December 31, 2006, respectively.
Results of Operations
Three and Nine Months Ended September 30, 2007 and 2006
The following table sets forth our results of operations and percentage relationship that the various items bear to revenues for the periods indicated (dollars in millions).

	Three Months Ended September 30,
	2007		2006
Revenues	$1,556.3	100.0%	$1,525.1	100.0%
Cost of operations	966.7	62.0	972.1	63.7
Selling, general and administrative expenses	156.5	10.1	151.6	9.9
Depreciation and amortization	142.7	9.2	138.8	9.1
Loss from divestitures and asset impairments	39.0	2.5	14.5	1.0

Operating income	251.4	16.2	248.1	16.3
Interest expense and other	130.3	8.4	130.4	8.6

Income from continuing operations before income taxes	121.1	7.8	117.7	7.7
Income tax expense	53.8	3.5	46.9	3.1
Minority interests	0.4	—	0.2	—

Income from continuing operations	66.9	4.3	70.6	4.6
Discontinued operations, net of tax	(39.7)	(2.6)	1.7	0.1

Net income	27.2	1.7	72.3	4.7
Dividends on preferred stock	(9.4)	(0.6)	(9.4)	(0.6)

Net income available to common shareholders	$17.8	1.1%	$62.9	4.1%

	Nine Months Ended September 30,
	2007		2006
Revenues	$4,548.4	100.0%	$4,443.0	100.0%
Cost of operations	2,853.5	62.7	2,860.6	64.4
Selling, general and administrative expenses	480.7	10.6	441.1	10.0
Depreciation and amortization	412.6	9.1	422.7	9.5
Loss from divestitures and asset impairments	40.5	0.9	14.5	0.3

Operating income	761.1	16.7	704.1	15.8
Interest expense and other	424.4	9.3	434.4	9.7

Income from continuing operations before income taxes	336.7	7.4	269.7	6.1
Income tax expense	144.1	3.2	122.1	2.8
Minority interests	0.4	—	—	—

Income from continuing operations	192.2	4.2	147.6	3.3
Discontinued operations, net of tax	(33.9)	(0.7)	3.5	0.1

Net income	158.3	3.5	151.1	3.4
Dividends on preferred stock	(28.1)	(0.6)	(33.5)	(0.8)

Net income available to common shareholders	$130.2	2.9%	$117.6	2.6%

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
The following table shows our total reported revenues by service line. Intercompany revenues have been eliminated.
Revenues by service line (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Collection
Residential	$304.9	19.6%	$301.9	19.8%	$899.5	19.8%	$891.8	20.1%
Commercial	390.5	25.1	372.1	24.4	1,140.9	25.1	1,087.4	24.5
Roll-off(1)	332.0	21.3	340.3	22.3	969.5	21.3	988.5	22.1
Recycling	53.8	3.5	48.0	3.2	155.2	3.4	141.6	3.2

Total collection	1,081.2	69.5	1,062.3	69.7	3,165.1	69.6	3,109.3	69.9

Disposal
Landfill	214.9	13.8	218.7	14.3	624.4	13.7	633.8	14.3
Transfer	112.7	7.2	113.1	7.4	330.6	7.3	320.0	7.2

Total disposal	327.6	21.0	331.8	21.7	955.0	21.0	953.8	21.5

Recycling- commodity	66.4	4.3	55.5	3.6	190.9	4.2	158.6	3.6

Other(2)	81.1	5.2	75.5	5.0	237.4	5.2	221.3	5.0

Total revenues	$1,556.3	100.0%	$1,525.1	100.0%	$4,548.4	100.0%	$4,443.0	100.0%

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(2)	Consists primarily of revenue from national accounts where the work has been subcontracted, revenue generated from transporting waste via railway or truck and revenue from liquid waste.
Revenues increased by 2.0% and 2.4% during the three and nine months ended September 30, 2007, respectively, over the same periods in 2006, respectively. The revenue increase within the collection business was primarily attributable to the increase in the commercial line of business. Disposal revenue decreased during the third quarter of 2007 due to a decrease in the landfill line of business. For the nine months ended September 30, 2007, disposal revenue increased slightly as an increase in transfer revenue more than offset the decrease in landfill revenue. Recycling — commodity revenue increased due to cardboard and newspaper commodity price increases. Other revenue increased as a result of increases associated with the subcontracted portion of our national accounts.
Following is a summary of the change in revenues (in millions):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
Reported revenues in 2006	$1,525.1	$4,443.0
Core business organic growth
Increase from average base per unit price change	78.4	224.9
Increase from fuel recovery fees	1.7	18.8
Decrease from net volume change	(52.7)	(134.3)
Net divested revenues and adjustments	(6.8)	(30.0)
Increase in recycling and other	10.6	26.0

Reported revenues in 2007	$1,556.3	$4,548.4

We analyze our revenue by organic growth which excludes the effect of net divested revenues and adjustments, and revenue from recycling and other. During the three and nine months ended September 30, 2007, we generated organic revenue growth of 1.9% and 2.6%, respectively.
Revenue increased $80.1 million or 5.6% and $243.7 million, or 5.8% from core business pricing growth during the three and nine months ended September 30, 2007, respectively. Within the collection business, average per unit pricing increased 8.3%, 4.0%, 3.4% and 11.8%, respectively, in the commercial, roll-off, residential and recycling collection lines of business during the third quarter of 2007. For the nine months ended September 30, 2007, average per unit pricing increased by 8.6%, 4.9%, 4.4% and 10.6% in the commercial, roll-off, residential and recycling collection lines of business, respectively. Within the disposal line of business, landfill average per unit pricing increased 6.0% and 5.5%, respectively, and transfer average per unit pricing increased 6.2% and 4.9%, respectively, for the three and nine months ended September 30, 2007. The fuel recovery fee program, implemented in 2005 to mitigate our exposure to increases in fuel prices, generated $1.7 million, or 2.1%, and $18.8 million, or 7.7%, respectively, of the total price growth in the three and nine months ended September 30, 2007. This fee fluctuates with the price of fuel and, consequently, any decline in fuel prices would result in a decrease in our revenue, which should be more than offset by a decrease in our fuel expense.
Core business volume decreased 3.7% and 3.2% for the three and nine months ended September 30, 2007 compared to the same periods in the prior year, primarily due to volume decreases in the roll-off and landfill lines of business. Within the collection business, the commercial, roll-off, residential and recycling collection lines of business experienced volume decreases of 2.4%, 6.1%, 2.2% and 5.2%, respectively, during the third quarter 2007; and 2.2%, 6.2%, 3.0% and 4.0%, respectively, during the nine months ended September 30, 2007. Within the disposal business, landfill and transfer volume decreased 7.0% and 3.7%, respectively, during the third quarter of 2007. For the nine months ended September 30, 2007, landfill volume declined 6.8% while transfer volume increased slightly. The volume decreases were primarily attributable to conditions reflective of the general economy, in particular the decline in the housing market, and to a lesser extent, customer loss from pricing increases.
Our operations are not concentrated in any one geographic region. At September 30, 2007, we operated in 124 major areas in 37 states and Puerto Rico. Our regional teams focus on developing local areas in which we can operate a vertically integrated manner and maximize operating efficiency. As a result, we continuously evaluate our operational footprint and where necessary we may choose to not operate in an area where we believe our business objectives cannot be met.
The following table shows our revenues by geographic region in total and as a percentage of total revenues.
Revenues by region(1) (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Midwestern	$321.2	20.6%	$315.6	20.7%	$925.8	20.3%	$910.7	20.5%
Northeastern	323.3	20.8	328.6	21.6	944.2	20.8	947.2	21.3
Southeastern	243.7	15.7	246.9	16.2	725.5	15.9	727.3	16.4
Southwestern	259.9	16.7	253.5	16.6	764.0	16.8	747.1	16.8
Western	367.0	23.6	348.4	22.8	1,071.4	23.6	1,009.2	22.7
Other(2)	41.2	2.6	32.1	2.1	117.5	2.6	101.5	2.3

Total revenues	$1,556.3	100.0%	$1,525.1	100.0%	$4,548.4	100.0%	$4,443.0	100.0%

(1)	See discussion in Note 9 to our consolidated financial statements.

(2)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a regional basis.

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
The following table provides the components of our operating costs and as a percentage of revenues (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Labor and related benefits	$271.3	17.4%	$274.9	18.0%	$809.6	17.8%	$829.3	18.7%
Transfer and disposal costs	116.0	7.5	123.3	8.1	336.6	7.4	361.2	8.1
Maintenance and repairs	122.8	7.9	122.9	8.1	364.8	8.0	370.1	8.3
Transportation and subcontractor costs	127.7	8.2	130.3	8.5	385.0	8.5	385.2	8.7
Fuel	78.1	5.0	80.0	5.2	221.4	4.9	224.0	5.0
Disposal and franchise fees and taxes	93.4	6.0	95.5	6.3	272.4	6.0	274.7	6.2
Landfill operating costs	42.6	2.7	35.9	2.4	123.1	2.7	110.0	2.5
Risk management	39.8	2.6	41.9	2.7	120.5	2.6	119.4	2.7
Cost of goods sold	21.3	1.4	15.1	1.0	56.2	1.2	40.7	0.9
Other	53.7	3.3	52.3	3.4	163.9	3.6	146.0	3.3

Total cost of operations	$966.7	62.0%	$972.1	63.7%	$2,853.5	62.7%	$2,860.6	64.4%

Cost of operations decreased 0.6% during the three months ended September 30, 2007 compared to the same period in the prior year. The decrease during the third quarter of 2007 was primarily due to decreases in transfer and disposal costs and labor costs, partially offset by increases in landfill operating costs and cost of goods sold. Transfer and disposal costs and labor declined as a function of lower volume. Landfill operating costs increased primarily due to additional leachate costs. Cost of goods sold increased due to increases in commodity pricing during the third quarter of 2007.
For the nine months ended September 30, 2007, cost of operations decreased slightly primarily due to decreases in transfer and disposal costs and labor costs, partially offset by increases in cost of goods sold and other. Transfer and disposal costs and labor decreased primarily due to lower volume. Additionally, the decrease in labor costs is attributable to the continued benefits from the headcount reduction initiative in the prior year and our efficiency programs. Cost of goods sold increased during 2007 due to increases in commodity pricing. Other expense increased compared to the prior year primarily due to an $8.0 million favorable adjustment to our environmental reserves in the second quarter of 2006, primarily because the U.S. Environmental Protection Agency selected a lower cost remediation plan related to a Superfund site at which the Company is a potentially responsible party.
Fuel costs decreased during the three and nine months ended September 30, 2007 primarily as a function of volume decreases during the current year. For the nine months ended September 30, 2007, this volume-related decrease was partially offset by market price exposure as a result of the expiration of certain fixed price purchase contracts in the first quarter of 2006. All fixed price purchase contracts expired as of March 31, 2006, and, unless new contracts are executed, all future fuel purchases will be at market rates. When economically practical, we may enter into new or renewal contracts, or engage in other strategies to mitigate market risk. We expect that our fuel recovery fee will offset a portion of the volatility in fuel costs arising from future market price fluctuations. At September 30, 2007, approximately 56% of our customers participated in the fuel recovery fee program.

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
The following table provides the components of our selling, general and administrative costs and as a percentage of revenues (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Salaries	$96.9	6.2%	$98.7	6.5%	$292.1	6.4%	$272.9	6.1%
Rent and office costs	9.2	0.6	10.7	0.7	29.5	0.6	31.7	0.7
Professional fees	16.1	1.0	12.5	0.8	52.5	1.2	42.0	1.0
Provision for doubtful accounts	6.9	0.4	5.9	0.4	17.7	0.4	13.3	0.3
Other	27.4	1.9	23.8	1.5	88.9	2.0	81.2	1.9

Total selling, general and administrative expenses	$156.5	10.1%	$151.6	9.9%	$480.7	10.6%	$441.1	10.0%

Selling, general and administrative expenses increased 3.2% during the third quarter of 2007 compared to the same period in 2006 primarily due to increases in professional fees incurred related to our pricing initiative and efficiency programs. Selling, general and administrative expenses increased 9.0% for the nine months ended September 30, 2007 as a result of increases in salaries, professional fees and other expenses. The increase in salaries during the year included the impact of annual compensation adjustments and higher incentive compensation accrued in 2007. The professional fees increase was primarily attributable to our pricing initiative, billing system conversion, procurement initiatives and organization development activities during the nine months ended September 30, 2007. The increase in other expense during 2007 primarily related to costs associated with a now-settled strike in our Dallas market and a charitable land donation in the first quarter of 2007.
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

The following table provides the components of our depreciation and amortization and as a percentage of revenues (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
Depreciation of fixed assets	$81.2	5.2%	$78.0	5.1%	$241.3	5.3%	$233.6	5.3%
Landfill and other amortization	61.5	4.0	60.8	4.0	171.3	3.8	189.1	4.2

Total depreciation and amortization	$142.7	9.2%	$138.8	9.1%	$412.6	9.1%	$422.7	9.5%

Depreciation and amortization increased 2.7% for the third quarter of 2007 and decreased 2.4% for the nine months ended September 30, 2007 compared to the same periods in 2006. Depreciation expense related to vehicles and equipment increased primarily due to increases in capital expenditures in recent periods. Landfill amortization increased during the third quarter of 2007 due to an increase in landfill amortization rate, partially offset by lower landfill disposal volume. Landfill amortization expense decreased during the nine months ended September 30, 2007 due to reduced landfill amortization rate and disposal volume.
Loss from divestitures and asset impairments. During the third quarter of 2007, we recorded a $16.1 million loss relating to the divestiture of certain operations in the Southeastern region. Also during the third quarter of 2007, we completed the evaluation of the long-term closure and post-closure obligation at one of our landfills in the Midwestern region that, until recently, was managed by a third-party according to a partnership agreement. The evaluation indicated an increase in the asset retirement obligation and a resulting impairment of the landfill asset totaling $24.5 million ($15.4 million, net of tax). During the third quarter of 2006, we recognized a loss of $8.0 million relating to asset sales in the Northeastern and Midwestern regions and an impairment charge of $6.5 million as a result of our decision to discontinue development of another landfill site.
Interest expense and other includes the following components (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest expense, gross	$119.3	$130.3	$368.2	$392.3
Interest income	(2.1)	(0.9)	(4.1)	(2.3)
Interest capitalized for development projects	(5.2)	(4.6)	(14.3)	(12.6)
Accretion of debt and amortization of debt issuance costs	5.0	5.5	15.4	16.4
Costs incurred to early extinguish debt	13.3	0.1	59.2	40.6

Total interest expense and other	$130.3	$130.4	$424.4	$434.4

Gross interest expense decreased 8.4% and 6.1% during the three and nine months ended September 30, 2007 as a result of debt repayments and the refinancing of debt at lower interest rates. In connection with the repayment and refinancing transactions during 2007 and 2006, we incurred costs to early extinguish and refinance debt of $59.2 million and $40.6 million, respectively, relating to premiums paid, write-off of deferred financing and other costs.
Income tax expense. The effective tax rate for the three and nine months ended September 30, 2007 was 44.5% and 42.8%, respectively, compared to 39.9% and 45.3% for the same periods in the prior year. The increase in the effective rate for the third quarter of 2007 was primarily attributable to the impact of a state tax benefit recorded in 2006 related to finalizing the 2005 tax return and reducing the average rate used to record the state tax provision. The decrease in the effective rate for the nine months ended September 30, 2007 was primarily due to an increase in estimated annual earnings before tax in 2007 compared with 2006.
Discontinued operations. During the third quarter of 2007, we sold certain operations in the Midwestern and Southeastern regions for net proceeds of approximately $89.9 million. During the first quarter of 2007, we sold certain operations in the Southeastern region as well as the stock in an unrelated immaterial subsidiary in a single transaction for net proceeds of approximately $69.4 million. The results of these operations, including those related to prior years, have been classified as discontinued operations in the accompanying consolidated financial statements. We recognized net of tax losses from discontinued operations of $39.7 million and $33.9 million, respectively, for the three and nine months ended September 30, 2007. During the three and nine months ended September 30, 2006, we recognized net income from discontinued operations of $1.7 million and $3.5 million, respectively.

Dividends on preferred stock. Dividends on preferred stock were $9.4 million for the three months ended September 30, 2007 and 2006, respectively, and $28.1 million and $33.5 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease of $5.4 million for the nine months ended September 30, 2007 resulted from the conversion of the Series C mandatory convertible preferred stock on April 1, 2006 into approximately 34.1 million shares of common stock, eliminating approximately $21.6 million of annual dividends.
Liquidity and Capital Resources
Our capital structure consists of 64% debt and 36% equity at September 30, 2007. The majority of our debt was incurred to acquire solid waste companies between 1990 and 2000. We incurred and assumed over $11 billion of debt to acquire BFI in 1999. Since the acquisition of BFI, we have repaid debt with cash flow from operations, asset sales and the issuance of equity. We intend to continue to use our cash flows after capital expenditures and other investments in our business to reduce our debt balance until we reach credit ratios we believe will allow us to benefit from a cost of debt afforded to investment grade companies. We believe that as we move towards these ratios, we will have additional opportunities to reduce the cost of debt below our current level on a basis relative to interest rates at the time. We expect these opportunities will increase liquidity and provide more flexibility in deciding the most appropriate use of our cash flow to improve shareholder value.
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
We generally meet our liquidity needs with operating cash flows. Our liquidity needs are primarily for working capital, capital expenditures for vehicles, containers and landfill development, capping, closure, post-closure and environmental expenditures, debt service costs, cash taxes, and scheduled debt maturities.
When we cannot meet our liquidity needs with operating cash flow, we meet those needs with borrowings under our 2005 Credit Facility. We have a $1.575 billion commitment until 2012 under our 2005 Credit Facility, which we believe is adequate to meet our liquidity needs based on current conditions. At September 30, 2007, we had $10.0 million in loans outstanding and $329.9 million in letters of credit drawn on the 2005 Revolver, leaving approximately $1.2 billion of availability. Both the $25 million Incremental Revolving Letter of Credit Facility and $485 million Institutional Letter of Credit Facility were fully utilized at September 30, 2007.
Cash flow from operations for the nine months ended September 30, 2007 increased $124.6 million or 19.8% primarily due to an increase in operating income before discontinued operations and loss on divestitures and asset impairments and a decrease in the change in working capital. Cash used for investing activities for the nine months ended September 30, 2007 decreased $47.2 million or 10.4% over the same period in the prior year. This was primarily related to the increase of net proceeds from divestitures, net of acquisitions by $45.1 million. Cash used for capital expenditures remained consistent at $496.1 million in 2007, compared to $504.6 million in 2006. Cash used for financing activities increased $205.2 million for the nine months ended September 30, 2007 over the same period in 2006. Net debt repayments increased $280.2 million in the nine months ended September 30, 2007 over the same period in the prior year. This increase in cash outflow was partially offset by the change in the disbursement account activity, resulting in a net increase in the cash used for financing activities of $55.1 million. The disbursement account represents outstanding checks as of the balance sheet date.

Following is a summary of the primary sources and uses of cash during the nine months ended September 30, 2007 and 2006 (in millions):

Sources of cash	2007	2006
Cash provided by continuing operations	$753.2	$628.6
Net proceeds from issuance of common stock and exercise of stock options	19.0	9.8
Decrease in cash balance	26.6	—
Net proceeds from divestitures, net of acquisitions	91.2	46.1
Proceeds from sale of fixed assets	12.0	11.0
Other non-operating net cash inflows	—	14.0

Total	$902.0	$709.5

Uses of cash	2007	2006
Capital expenditures	$496.1	$504.6
Debt payments, net of debt proceeds	328.2	57.0
Increase in cash balance	—	21.0
Debt issuance costs	20.7	11.7
Decrease in disbursement account	8.7	63.8
Payment of preferred stock cash dividends	28.1	38.8
Other non-operating net cash outflows	20.2	12.6

Total	$902.0	$709.5

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
In April 2007, we completed an offering of $56.8 million of 5.20% unsecured tax-exempt bonds due 2018. In June 2007, we completed an offering of $20.0 million of 5.15% unsecured tax-exempt bonds due 2015. At September 30, 2007, we had $357.3 million of tax-exempt bonds outstanding, most of which were originated by certain subsidiaries of ours prior to their acquisition.
In May 2007, we renewed our accounts receivable securitization program and concurrently increased the capacity of this 364-day liquidity facility from $230 million to $300 million. The proceeds from this increase of approximately $70 million were used to repay a portion of our 2005 Term Loan. On October 30, 2007, we increased our receivables secured loan program to $400 million from $300 million.
In September 2007, we redeemed $250 million of 9.25% senior notes due 2012 with available cash and a temporary borrowing under the 2005 Revolver. We expensed $13.3 million of costs related to premiums paid, write-off of deferred financing and other costs in connection with the redemption. We expect the bond redemption to generate approximately $5 million in annual interest savings.

Contractual Obligations and Commitments
The following table provides additional maturity detail of our long-term debt at September 30, 2007 (in millions):

Debt	2007	2008	2009	2010	2011	Thereafter	Total
2005 Revolver (1)	$—	$—	$—	$—	$—	$10.0	$10.0
2005 Term loan	—	—	—	—	—	901.7	901.7
Receivables secured loan(2)	—	300.0	—	—	—	—	300.0
6.375% BFI Senior notes	—	161.2	—	—	—	—	161.2
6.50% Senior notes	—	—	—	350.0	—	—	350.0
5.75% Senior notes	—	—	—	—	400.0	—	400.0
6.375% Senior notes	—	—	—	—	275.0	—	275.0
7.875% Senior notes due 2013	—	—	—	—	—	450.0	450.0
6.125% Senior notes due 2014	—	—	—	—	—	425.0	425.0
7.25% Senior notes due 2015	—	—	—	—	—	600.0	600.0
7.125% Senior notes due 2016	—	—	—	—	—	600.0	600.0
6.875% Senior notes due 2017	—	—	—	—	—	750.0	750.0
9.25% BFI debentures due 2021	—	—	—	—	—	99.4	99.4
7.40% BFI debentures due 2035	—	—	—	—	—	360.0	360.0
4.25% Senior subordinated convertible debentures due 2034	—	—	—	—	—	230.0	230.0
7.375% Senior unsecured notes due 2014	—	—	—	—	—	400.0	400.0
Other debt	1.1	2.0	2.0	25.4	1.4	343.5	375.4

Total principal due	$1.1	$463.2	$2.0	$375.4	$676.4	$5,169.6	6,687.7
Discount, net							(75.0)

Total debt balance							$6,612.7

(1)	At September 30, 2007, under our 2005 Credit Facility, we had revolving commitments totaling $1.575 billion with $10.0 million in loans outstanding and $329.9 million of letters of credit outstanding, providing us remaining availability of approximately $1.2 billion. In addition, we had an Institutional Letter of Credit Facility of $485 million and an Incremental Revolving Letter of Credit Facility of $25 million available under the 2005 Credit Facility, all of which were used for letters of credit outstanding.

(2)	The receivables secured loan is a 364-day liquidity facility with a maturity date of May 27, 2008. Although we intend to renew the liquidity facility on May 27, 2008, the outstanding balance is classified as a current liability because it has a contractual maturity of less than one year.
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
At September 30, 2007, we were in compliance with all financial and other covenants under our 2005 Credit Facility. We are not subject to any minimum net worth covenants.
Failure to comply with the financial and other covenants under our 2005 Credit Facility, as well as the occurrence of certain material adverse events, would constitute defaults under the credit agreement and would allow the lenders under the 2005 Credit Facility to accelerate the maturity of all indebtedness under the credit agreement. This could also have an adverse impact on availability of financial assurances. In addition, maturity acceleration on the 2005 Credit Facility constitutes an event of default under our other debt instruments, including our senior notes and, therefore, these would also be subject to acceleration of maturity. If such acceleration of maturities of indebtedness were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under the 2005 Credit Facility for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the 2005 Credit Facility or raise sufficient capital to repay such obligations in the event the maturities are accelerated.

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
At September 30, 2007, we had the following financial assurance instruments and collateral in place (in millions):

	Landfill		Risk/	Collateral
	Closure/	Contract	Casualty	for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$679.8	$—	$—	$—	$679.8
Surety bonds	630.8	497.0	—	—	1,127.8
Trust deposits	85.0	—	—	—	85.0
Letters of credit (1)	401.4	65.5	245.7	127.3	839.9

Total	$1,797.0	$562.5	$245.7	$127.3	$2,732.5

(1)	These amounts were issued under the 2005 Revolver, the Incremental Revolving Letter of Credit and the Institutional Letter of Credit Facility under our 2005 Credit Facility.
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

Interest Rate Risk Management
We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. Our policy requires that no less than 70% of our total debt is fixed, either directly or effectively, through interest rate swap agreements. At September 30, 2007, approximately 81% of our debt was fixed, all directly.
From time to time, we have entered into interest rate swap agreements for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Our strategy is to use interest rate swap agreements when such transactions will serve to reduce our aggregate exposure and meet the objectives of our interest rate policy. These contracts are not entered into for trading purposes. At September 30, 2007, we had no interest rate swap agreements outstanding.
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
Disclosure Regarding Forward Looking Statements
This Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Forward Looking Statements). Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “should,” “predict,” “plan,” “potential” or “continue,” and any other words of similar meaning, are Forward-Looking Statements. Forward-Looking Statements, although based on assumptions that we consider reasonable, are subject to risks and uncertainties which could cause actual results, events or conditions to differ materially from those expressed or implied by the Forward-Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Examples of these Forward Looking Statements include, among others, statements regarding:
•	our business and financial plans or strategies, and the projected or anticipated benefits or other consequences of such plans or strategies;

•	our expectations regarding the impact our capital expenditures will have on maintenance costs and route productivity;

•	our expectations regarding our ability to offset volatility in fuel costs through our fuel recovery fee; and

•	our expected interest savings in connection with the refinancing of portions of our 2005 Credit Facility, the payment of our 8.50% senior notes with the proceeds of the issuance of our 6.875% senior notes due 2017 and the redemption of our $250 million of 9.25% senior notes due 2012.
Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are:
•	the general political and economic conditions in the United States, negative changes in which could (a) make it more difficult for us to predict economic trends, (b) cause a decline in the demand for our services (particularly in the commercial and industrial sectors), (c) cause a decline in the price of commodities sold by us or (d) increase competitive pressure on pricing;

•	the overall competitive nature of the waste management industry, which could cause pressure on pricing and the loss of business;

•	our ability or inability to successfully identify and integrate acquired businesses and any liabilities associated with acquired businesses, which could impact our costs;

•	our ability or inability to implement market development initiatives, pass on increased costs to customers, execute operational improvement plans and divest under-performing assets, and to realize the anticipated benefits of these initiatives;

•	our ability or inability to generate revenue growth and offset the impact of inflation and business growth on our costs through price increases, including the potential impact of price increases on volumes;

•	changes in capital availability or costs, which, among other things, could affect our financial results due to our variable interest rate debt;

•	severe weather conditions, which could impair our financial results by causing increased costs, reduced operational efficiency or disruptions to our operations;

•	our ability to operate our business as we desire, which may be limited by restrictive covenants in our debt agreements, our ability to obtain required permits on a timely basis (or at all), regulatory requirements and other factors;

•	compliance with existing and future legal and regulatory requirements, including limitations or bans on disposal of certain types of wastes or on the transportation of waste, which could limit our ability to conduct or grow our business, increase our costs to operate or require additional capital expenditures;

•	changes in site remediation requirements or our estimates of the costs to comply with existing requirements, which could increase our costs, including costs for final capping, closure, post-closure and other remediation obligations;

•	the outcome of existing and any future legal proceedings, including any litigation, audit or investigation brought by or before any governmental body, which could result in increased costs or restrictions on our ability to operate;

•	environmental liabilities in excess of our insurance, if any;

•	increases in the costs in commodity, insurance, oil and fuel prices that make it more expensive to operate our business, including our ability or inability to reduce the impact of any such cost increases through cost reduction initiatives and other methods;

•	workforce factors, including potential increases in our costs if we are required to provide additional funding to any multi-employer pension plan to which we contribute and the negative impact on our operations of union organizing campaigns, work stoppages or labor shortages;

•	the negative effect that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills and waste-to-energy facilities;

•	changes by the Financial Accounting Standards Board or other accounting regulatory bodies to generally accepted accounting principles or policies;

•	acts of war, riots or terrorism, including the events taking place in the Middle East, the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the United States; and

•	the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond our control.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk. We are subject to interest rate risk on our variable rate long-term debt. From time to time, to reduce the risk from interest rate fluctuations, we have entered into interest rate swap agreements that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We had no outstanding interest rate swap agreements at September 30, 2007.
Increases or decreases in short-term market rates did not materially impact cash flow in the first nine months of 2007. At September 30, 2007, we have $1.3 billion of floating rate debt. If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $13.0 million ($7.8 million after tax). This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 4 to our consolidated financial statements in this Form 10-Q for additional information regarding how we manage interest rate risk.
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
Commodities prices. We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenues from sales of recycled cardboard and newspaper in the third quarter of 2007 and 2006 were approximately $31.3 million and $24.5 million, respectively.
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

In September 1999, neighboring parties and others filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from a dispute years earlier related largely to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 2.0 million tons at September 30, 2007. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a Texas state trial court in the civil lawsuit issued a judgment, including an injunction that effectively revoked the expansion permit that was granted by the TCEQ in 2001 because it would require us to operate the landfill according to a prior permit granted in 1988 as well as comply with other requirements that the plaintiffs had requested. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion permit proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.

In April 2006, the Texas Court of Appeals ruled on the civil litigation. The court dissolved the injunction granted in 2003, which would have effectively prevented us from operating the landfill under the expansion permit, but also required us to pay a damage award of approximately $2 million plus attorney’s fees and interest. On April 27, 2006, all parties filed motions for rehearing, which were denied by the Texas Court of Appeals. Subsequently, all parties filed a petition for review to the Texas Supreme Court. On October 12, 2007, the Texas Supreme Court denied the petitions for review. On October 29, 2007, two petitioners, North Alamo Water Supply Company and Engelman Irrigation District, filed a motion for extension seeking a thirty-day extension to file a motion for re-hearing.

On March 14, 2006, our wholly-owned subsidiary, BFI Waste Systems of Mississippi, LLC, received a Notice of Violation from the Environmental Protection Agency (the EPA) alleging that it was in violation of certain Clean Air Act provisions governing federal Emissions Guidelines for Municipal Solid Waste Landfills, New Source Performance Standards for Municipal Solid Waste Landfills, and the facility Operating Permit at its Little Dixie Landfill. The majority of these alleged violations involve the failure to file reports or permit applications, including but not limited to design capacity reports, non-methane organic compound (NMOC) emission rate reports and collection and control system design plans, with the EPA in a timely manner. If we are found to be in violation of such regulations we may be subject to remedial action under EPA regulations, including monetary sanctions of up to $32,500 per day. By letter dated January 17, 2007, the EPA notified the Company that EPA had referred the matter to the U.S. Department of Justice for purposes of bringing an enforcement action and invited the Company to engage in settlement negotiations. On September 25, 2007, the parties reached an agreement to settle the allegations for a payment of $242,462. We are currently documenting the settlement.

By letter dated March 21, 2007, our subsidiary, Greenridge Reclamation LLC (Greenridge Reclamation), received a proposed Consent Assessment of Civil Penalty (CACP) from the Pennsylvania Department of Environmental Protection (PaDEP) Waste Management Bureau. The CACP for Greenridge Reclamation proposed to assess a civil penalty of $366,000 for alleged violations of the facility’s landfill permit between July 1 and December 15, 2006, specifically, that storage of yard cans in an area not permitted for such storage and eleven separate incidents in which yard can wastes were allegedly disposed of in the landfill without first being weighed. On October 15, 2007, Greenridge Reclamation executed a CACP whereby it agreed to settle all allegations for a payment of $111,520.94.

By letter dated March 21, 2007, our subsidiary, Greenridge Waste Services, LLC (GWS) received a proposed CACP from the PaDEP Waste Management Bureau. The CACP for GWS proposed a civil penalty assessment of $172,000 for violations of the Pennsylvania Solid Waste Management Act regulations, and Greenridge Reclamation’s landfill permit, which occurred between July 1 and December 15, 2006. PaDEP alleged that GWS had caused or contributed to the yard can storage violations alleged against Greenridge Reclamation; had disposed of yard can wastes in the landfill without first having the waste weighed in; had transported waste to the landfill on three occasions in overweight vehicles; and, on one occasion, failed to properly tarp a waste load which allegedly resulted in the spill of material onto a public highway. PaDEP also alleged that GWS failed to provide prompt notification of the incident. On October 15, 2007, GWS executed a CACP whereby it agreed to settle all allegations for a payment of $124,500.

By letter dated May 11, 2007, our subsidiary, County Landfill, Inc. (County Landfill), received a proposed Consent Assessment of Civil Penalty (CACP) from the Pennsylvania Department of Environmental Protection (PaDEP). The CACP for County Landfill proposed to assess a civil penalty of $225,149 for alleged violations of the facility’s National Pollutant Discharge Elimination System (NPDES) Permit and the Clean Streams Law, specifically alleging that the effluent discharge from the Company’s industrial waste treatment plant exceeded its NPDES Permit limits and that such effluent was discharged into an unnamed tributary. On October 15, 2007, County Landfill executed a CACP whereby it agreed to settle all allegations for a payment of the proposed penalty amount.

We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2005. Certain matters relating to these audits are discussed below.

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

In July 2006, while the Court of Federal Claims case was pending, we discovered a jurisdictional defect in the case that could have prevented our recovery of the refund amounts claimed even if we would have been successful on the underlying merits. Accordingly, on September 12, 2006, we filed a motion to dismiss the case without prejudice on jurisdictional grounds. Thereafter, on July 6, 2007, the government appealed the decision to the United States Court of Appeals for the Federal Circuit. If the Court of Appeals reverses the lower court’s decision, the case will continue in the Court of Federal Claims. If the Court of Appeals affirms the lower court’s decision, we intend to refile the case in another litigation forum, having now cured the jurisdictional defect. We would not intend to refile the case in the Court of Federal Claims because the Court of Appeals, having jurisdiction over cases in the Court of Federal Claims, has rendered a decision on a similar issue in another case that is unfavorable to taxpayers litigating in the lower court. Although we continue to believe that the Court of Appeals decision in that case is flawed, the legal bases upon which the decision was reached are binding on the Court of Federal Claims and could adversely impact other litigation there involving a similar issue.

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

If the capital loss deduction is fully disallowed, we estimate it could have a potential federal and state cash tax impact (excluding penalties) of approximately $290 million, of which approximately $33 million has been paid, plus accrued interest through September 30, 2007 of approximately $156 million ($96 million net of tax benefit). Additionally, the IRS could ultimately impose penalties and interest on those penalties for any amount up to approximately $131 million, as of September 30, 2007, after tax.

Exchange of partnership interests. In April 2002, we exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly-owned subsidiaries. Although we have not yet received a formal notice of proposed adjustment, the IRS is contending that the exchange was a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $160 million plus accrued interest through September 30, 2007 of approximately $32 million ($20 million, net of tax benefit). Also, the IRS could propose a penalty of up to 40% of the additional income tax due. Because of several meritorious defenses, we believe the successful assertion of penalties is unlikely.

The potential tax and interest (but not penalties) impact of a full disallowance for both of these matters has been fully reserved on our consolidated balance sheet, $121 million of which is reflected in current liabilities. With regard to tax and accrued interest through September 30, 2007, a disallowance would not materially adversely affect our consolidated results of operations; however a deficiency payment would adversely impact our cash flow in the period the payment was made. The accrual of additional interest through the time these matters are resolved will adversely affect our consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.

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

Material changes to the disclosure regarding risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2006 are as follows.

Our obligation to fund multi-employer pension plans to which we contribute may have an adverse impact on us.

The Company contributes to 23 multi-employer pension plans covering approximately 20 percent of our current employees. We do not administer these plans and generally are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in August 2006 requires under-funded pension plans to improve their funding ratios, perhaps beginning as soon as 2008. We do not have current plan financial information for the multi-employer plans to which we contribute but, based on the information available to us, we believe that some of them are under-funded. We cannot determine at this time the amount of additional funding, if any, we will be required to make to these plans, but it could have an adverse impact on our cash flows or results of operations for the period when it is determined. Furthermore, under current law, upon the termination of a multi-employer pension plan, or in the event of a mass withdrawal of contributing employers, we would be required to make payments to the plan for our proportionate share of the plan’s unfunded vested liabilities. We cannot assure you that there will not be a termination of, or mass withdrawal of employers contributing to, any of the multi-employer pension plans to which we contribute or that, in the event of such a termination or mass withdrawal, the amounts we would be required to contribute would not have an adverse impact on our cash flows or results of operations.

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

ALLIED WASTE INDUSTRIES, INC.
By:	/s/ PETER S. HATHAWAY
Peter S. Hathaway
Executive Vice President and Chief Financial Officer

By:	/s/ DENISE R. DANNER
Denise R. Danner
Senior Vice President, Controller and Chief Accounting Officer

Date: October 31, 2007