Form 10-K
period 2007-12-31
ALLIED WASTE INDUSTRIES INC
filed 2008-02-21
CIK 848865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant was $4,991,261,199 as of June 30, 2007.
The number of shares of the registrant’s common stock, $.01 par value, outstanding at February 14, 2007 was 371,584,866.
Part III incorporates information by reference to certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission.

Unless the context requires otherwise, reference in this Form 10-K to “Allied”, “we”, “us” and “our”, refer to Allied Waste Industries, Inc. and its consolidated subsidiaries.
PART I
Item 1. Business
Overview
Incorporated in Delaware in 1989, Allied Waste has grown into the country’s second largest non-hazardous, solid waste management company with reported revenues of approximately $6.1 billion and $5.9 billion for the years ended December 31, 2007 and 2006, respectively. In total, the domestic non-hazardous solid waste industry generated approximately $52 billion in annual revenue, of which publicly traded companies have an estimated 60% share of the market. Presently, the three largest publicly traded companies in the industry generate a substantial majority of the public company revenues.
We provide collection, transfer, recycling and disposal services for more than 8 million residential, commercial and industrial customers. We serve our customers through a network of 291 collection companies, 161 transfer stations, 161 active landfills and 53 recycling facilities in 124 markets within 37 states and Puerto Rico. Our operating model is based on being vertically integrated in the markets we serve, which means we provide collection, transport and disposal (landfill) to our customers. To the extent that it is economically beneficial, we dispose of collected waste volumes within company-owned landfills (referred to as internalization). By providing end-to-end services for the entire waste management process, we have greater control over the waste flow into our landfills and, therefore, can provide greater control and stability over the cash flows associated with our business.
Our operations are national in scope, but the physical collection and disposal of waste is very much a local business, therefore, the dynamics and opportunities differ in each of our markets. By combining local operating management with standardized business practices, we can drive greater overall operating efficiency across the company, while maintaining day-to-day operating decisions at the local level, closest to the customer. We facilitate the implementation of this strategy through an organizational structure that groups our operations within a corporate, region and district structure. We believe this structure allows us to maximize the growth opportunities in each of our markets and allows us to operate the business efficiently, while maintaining effective controls and standards over operational and administrative matters, including financial reporting.
Within our business, we believe the key drivers for improved stakeholder value are (1) driving profitable business growth within existing markets through organic opportunities and/or acquisition; (2) enhancing free cash flow (i.e. cash flow from operations less capital expenditures, plus proceeds from fixed asset sales and transaction related refinancing charges); and (3) improving returns on invested capital through intelligent and efficient allocation of capital. Our business initiatives and tactics are designed to support Allied’s four strategic pillars:
•	People: we are a company where the best people want to work
•	Customers: we are a recognized leader in service quality as defined by what our customers value
•	Efficiency: we execute through durable enterprise standards and processes with industry leading efficiency
•	Innovation: we innovate to create new service opportunities based on changing customer needs and to improve operational processes
With our strategic pillars as the starting point, our operating plan establishes priorities for supporting programs aimed at customer service, revenue enhancement, cost control and productivity improvements, and the efficient deployment of capital. We provide a direct link between our business strategy, operating plan and value drivers through our hiring and training practices, and our incentive compensation plans, which include targets for improved earnings performance, improved capital efficiency and free cash flow generation. We believe that by aligning business initiatives with these pillars, we can ultimately develop a competitive advantage within the markets we serve and deliver consistent, predicable long-term earnings growth for our stakeholders.
Allied files annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (SEC). You may read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Allied) file electronically with the SEC. The SEC’s website is www.sec.gov.
General information about us can be found at www.alliedwaste.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.
Business Strategy
The goals of our business strategy include increasing revenue and earnings through profitable growth, improving returns on invested capital, deploying capital to higher return businesses and improving free cash flow to provide improved shareholder returns. The components of our strategy include: (1) operating vertically integrated, non-hazardous solid waste service businesses; (2) implementing best practices to drive greater operating efficiency and improved business processes throughout our organization; (3) managing our businesses locally with a strong operations focus on customer service; (4) maintaining or improving our market position through business optimization; and (5) maintaining sufficient financial capacity and effective administrative systems and controls, and management and executive development programs to support on-going operations and future growth.
Vertical integration. Vertical integration is an important element of our business strategy. The fundamental objective of the vertical integration model is to control the waste stream from the point of collection through disposal, thereby optimizing the economics of the waste cycle. Across the country we have built vertically integrated operations that typically consist of collection companies, transfer stations, recycling facilities and landfills. In 2007, approximately 73% of the waste that our collection companies picked up was disposed of at our landfills, while approximately half of the waste disposed of at our landfills comes from our collection companies. This means that almost half of the volume received on an average day will be delivered by our own vehicles. By providing end-to-end services for the entire waste management process, we have greater control over the waste flow into our landfills and, therefore, can provide greater control and stability over the cash flows associated with our business.
Within our existing markets, we are always actively working to strengthen our competitive position and/or to improve our financial returns by putting in place assets that can support our vertically integrated business model. This may mean accessing new customers or entire routes to increase the collection density or new transfer stations or landfills to driver greater overall efficiency and financial returns. We may also divest operations in markets where we cannot generate adequate returns on our invested capital. We believe that our operating model provides competitive advantages and we will continue implementing this strategy in markets in which we operate.
Best practices. We continue to identify and implement best practices across our operations with the goal of permanently improving overall operating and financial results. While we want to improve all areas of our business, our initial focus is to improve critical areas of our operations: people development, customer service, strategic pricing, safety, truck routing, maintenance and related service efficiencies, landfill operations, purchasing, administrative activities and information systems. Best practices already implemented throughout the organization have dramatically improved performance in areas such as pricing, safety, overall operating efficiency and administration. The direct impact can be seen in our reporting metrics ranging from service efficiency and reduced accident frequency, to margin expansion, revenue growth and overall financial returns. As with all of our programs, initiatives related to implementing best practices are aligned with our strategic pillars around people, customers, efficiency and innovation.
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
Market growth and optimization. Within our markets, our goal is to deliver sustainable, long-term profitable growth while efficiently operating our assets to generate acceptable rates of return. Given our vertically integrated business model, we have the flexibility to adjust our market position through a variety of actions. We work to increase collection and disposal volumes, but we may sacrifice volume growth to improve returns. We allocate capital to businesses, markets and development projects to support growth while achieving acceptable rates of return. We develop previously non-permitted, non-contiguous landfill sites (greenfield landfill sites). We supplement this organic growth with acquisitions of operating assets, such as landfills, transfer stations, and/or tuck-in acquisitions of collection and/or disposal operations in existing markets. We continuously evaluate our existing operating assets and their deployment within each market to determine if we have optimized our position and to ensure appropriate investment of capital. Where operations are not generating acceptable returns, we examine opportunities to achieve greater efficiencies and returns through the integration of additional assets. If such enhancements are not possible, we may ultimately decide to divest the existing assets and reallocate resources to other markets. We also examine opportunities when government entities seek to privatize the operation of their solid waste systems.
Maintaining financial capacity and infrastructure for future growth. We seek to implement our business strategy by maintaining sufficient financial capacity and effective administrative systems and controls. Our operating cash flows have historically been sufficient to fund our debt service, working capital and capital expenditure requirements. We maintain a revolving line of credit with ample capacity to handle seasonal and other peak spending requirements, as well as letter of credit needs. Cash flows available to pay down debt in excess of current year debt maturities have been applied to future maturities and other obligations.
Our system of internal controls is implemented through clear policies and procedures and appropriate delegation of authority and segregation of responsibility. Our company policies establish a culture of conducting operations in a responsible and ethical manner, including the manner in which our operations work to protect the surrounding environment. Our senior management is committed to establishing and fostering a culture of integrity and ethical conduct.
Our comprehensive internal audit function assists management in the oversight and evaluation of the effectiveness of the system of internal controls. Our system of internal controls is reviewed, tested, modified and improved as changes occur in business conditions and our operations. Our related report on internal controls over financial reporting for 2007 is included in Item 9A. In support of this activity, we continue to invest in the expansion and upgrading of our information systems and technology platform. By integrating our operations into a common information system, we facilitate the use of standard software and reporting, and we better ensure consistency of our business practices and related operating and financial controls.
Operations
Our revenue mix (based on net revenues) for 2007 was approximately $4.2 billion collection, $0.5 billion transfer, $0.8 billion landfill, $0.3 billion recycling and $0.3 billion other. No one customer individually accounted for more than 1.6% of our consolidated net revenue in any of the last three years.

Collection. Collection operations involve collecting and transporting non-hazardous waste from the point of generation to the site of disposal, which may be a transfer station or a landfill. Fees relating to collection services are based on collection frequency, type of equipment furnished (if any), special handling needs, the type and volume or weight of the waste collected, the distance traveled to the transfer station or disposal facility and the cost of disposal, as well as general competitive and prevailing local economic conditions. We have approximately 12,000 collection vehicles and perform the majority of vehicle maintenance at our own maintenance facilities. Depending on the customer being served, we generally provide solid waste collection under the following four service lines:
•	Commercial. We provide containerized non-hazardous solid waste disposal services to a wide variety of commercial and industrial customers. Commercial revenue represents approximately 36.2% of our collection revenue. We provide customers with containers that are designed to be lifted mechanically and emptied into a collection vehicle’s compaction hopper. Our commercial containers generally range in size from 1 to 8 cubic yards. Commercial contract terms generally are for multiple years and commonly have renewal options.

•	Residential. We perform residential collection services under individual monthly subscriptions directly to households or under exclusive contracts with municipal governments that allow us to service all or a portion of the homes in the municipalities at established rates. Residential revenue represents approximately 28.4% of our collection revenue, approximately 40% of which is subscription revenue and approximately 60% of which is municipal revenue. Municipal contracts generally are for multiple years and commonly have renewal options. We seek to obtain municipal contracts that enhance the efficiency and profitability of our operations as a result of the density of collection customers within a given area. Prior to the end of the term of most municipal contracts, we will attempt to renegotiate the contract, and if unable to do so, will generally re-bid the contract on a sealed bid basis. We also make residential collection service arrangements directly with households. We seek to enter into residential service arrangements where the route density is high, thereby creating additional economic benefit. Residential collection fees are either paid by the municipalities out of tax revenues or service charges, or are paid directly by the residents who receive the service. We generally provide small containers to our customers that are lifted either mechanically or manually and emptied into the collection vehicle. The collection vehicle collects the waste from many customers before traveling to a transfer station or landfill for disposal.

•	Roll-off. We provide roll-off collection services to a wide variety of commercial and industrial customers as well as residential customers. Roll-off revenue represents approximately 30.4% of our collection revenue, of which approximately 29% is comprised of temporary roll-off (construction & demolition, residential and commercial) and 71% is permanent roll-off (industrial). We provide customers with containers that are designed to be lifted mechanically and loaded onto the collection vehicle. Our roll-off containers generally range in size from 20 to 40 cubic yards. The collection vehicle returns to the transfer station or landfill after collecting the container from each customer.

•	Recycling collection. Recycling collection services include curbside collection of recyclable materials for residential customers and commercial and industrial collection of recyclable materials. Recycling collection revenue represents approximately 5.0% of our total collection revenue. We generally charge recycling fees based on the service sought by the customer. The customer pays for the cost of removing, sorting and transferring recyclable materials downstream in the recycling process.
Transfer stations. A transfer station is a facility where solid waste collected by third party and company-owned vehicles is consolidated and then transferred to and compacted in large, specially constructed trailers or containers for transportation to disposal facilities via road or rail. This consolidation reduces costs by increasing the density of the waste being transported over long distances through compaction and by improving utilization of collection personnel and equipment.

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
Landfills. We have a network of 161 owned or operated active landfills with remaining operating lives ranging from 1 to over 150 years. Based on available capacity using annual volumes, the average remaining life of our landfills approximates 38 years. In addition, we have closure and post-closure liabilities associated with our 113 closed landfills. Landfills generated approximately 13.7% of our 2007 revenues, of which 56% was from municipal solid waste, 33% from special waste and 11% from construction and demolition wastes.
Landfills are the primary method of disposal for non-hazardous solid waste in the United States. Currently, a landfill must be designed, permitted, operated and closed in compliance with comprehensive federal, state and local regulations, most of which are promulgated under Subtitle D of the Resource Conservation and Recovery Act of 1976, as amended. Operating procedures include excavation of earth, spreading and compacting of waste, and covering of waste with earth or other inert material. Disposal fees and the cost of transferring solid waste to the disposal facility place an economic restriction on the geographic scope of landfill operations in a particular market. Access to a disposal facility, such as a landfill, is necessary for all solid waste management companies. While access to disposal facilities owned or operated by unaffiliated parties can generally be obtained, we prefer, in keeping with our business strategy, to own or operate our own disposal facilities. This strategy ensures access and allows us to internalize disposal fees. Approximately half of our landfill volumes are delivered by our collection vehicles. Additionally, a significant portion of our landfill volume is under multi-year contracts with third party collection companies and municipalities. This adds to the stability of our business.
Recycling commodity. Once waste materials are delivered to one of our materials recovery facilities, which is often integrated into a transfer station or collection operation, we sort and package for transport materials such as paper, cardboard, plastic, aluminum and other metals. We also engage in organic materials recycling and/or disposal. Cardboard and various grades of paper represented approximately 73% of our processed recyclable product volume in 2007. Purchasers of the recyclables generally pay for the sorted materials based on fluctuating spot-market prices. We seek to mitigate exposure to fluctuating commodity prices by entering into contractual agreements that set a minimum sales price on the recyclables and when possible, passing through profit or loss from the sale of recyclables to customers.
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
Our field organizational structure consists of five geographic regions: Midwestern, Northeastern, Southeastern, Southwestern and Western. (See Note 17 to our consolidated financial statements included under Item 8 of this Form 10-K for a summary of revenues, profitability and total assets of our five geographic regional operating segments.) The geographic regions are further divided into several operating districts and each district contains a group of specific business units with individual site operations led by general managers.

Corporate management defines long-term business plans, outlines business and financial goals, establishes policies and procedures, promotes uniform standards of execution and customer service, and determines performance expectations and measures and monitors performance against goals and standards. Corporate management also oversees all compliance matters company-wide. Regional management develops and implements tactical plans and monitors compliance with policies and procedures to achieve the business goals and objectives. District management is responsible for market planning and development, oversight and coordination of the local markets, as well as building and maintaining vital community relationships. Business unit management is responsible for sales growth, customer service, operational and local market execution in accordance with business plans and in compliance with policies and procedures.
The regions are responsible for, among other things, implementation of and compliance with corporate-wide policies and initiatives, business unit reviews and analyses, personnel development and training and providing functional expertise. All regional managers and most district managers have responsibility for all phases of the vertical integration model including collection, transfer, recycling and disposal. The regional staff consists primarily of a senior vice president of operations, vice president and controller, operations manager, finance manager, vice president of business development, engineer, safety manager, human resource vice president, materials marketing manager, landfill maintenance manager, route auditor and accounting and information systems support staff. Regional office facilities typically also include the local district offices in order to reduce overhead costs and to promote a close working relationship among the regional management, district and business unit personnel. Each region has 7 districts under its management. Each of our regions and substantially all of our districts provide collection, transfer, recycling and disposal services, which facilitate efficient and cost-effective waste handling and allow the regions and districts to maximize the efficiencies from their vertically integrated structure.
Districts consist of a group of specific business units ranging in size from approximately $60 million to $375 million in revenue. The districts are responsible for growing their market, optimizing the use of company assets, pricing and market guidance, developing market plans, sales growth and state government affairs. A district’s management consists primarily of a district manager, environmental manager, district controller, sales manager and assistant controller.
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
In addition to competitive base salaries, we compensate corporate, regional, district and local management through cash and stock incentive plans. Compensation pursuant to the cash incentive plans is largely contingent upon us meeting or exceeding a combination of key financial goals.
Sales and Customer Service
We strive to provide the highest level of service to our customer base. Our policy is to periodically visit each commercial account to ensure customer satisfaction and to verify that we are providing the appropriate level of service. In addition to visiting existing customers, each salesperson develops a base of prospective customers within each market.
We also have municipal marketing representatives in most service areas that are responsible for working with each municipality or community to which we provide residential service to ensure customer satisfaction. Additionally, the municipal representatives organize and drive the effort to obtain new or renew municipal contracts in their service areas.

Employees
At December 31, 2007, we employed approximately 23,300 employees of whom approximately 22,800 were full-time employees. Of the full-time employees, approximately 3,300 were employed in clerical, administrative and sales positions; approximately 2,700 were employed in management; and the remaining were employed in collection, disposal, transfer station and other operations. Approximately 29% of our employees are currently covered by collective bargaining agreements. From time to time, our operating locations may experience union organizing efforts. We have not historically experienced any significant work stoppages. We currently have no disputes or bargaining circumstances that we believe could cause significant disruptions in our business.
Competition
The non-hazardous waste collection and disposal industry is highly competitive. In addition to small local companies, we compete with large companies and self-operated municipalities, which may have greater financial and operational flexibility. We compete on the basis of the overall value, price and quality of our services. We also compete with the use of alternatives to landfill disposal because of certain state requirements to reduce landfill disposal. The non-hazardous waste collection and disposal industry in the United States is led by three large national waste management companies: Allied, Waste Management, Inc. and Republic Services, Inc. It also includes numerous regional and local companies. Many counties and municipalities that operate their own waste collection and disposal facilities may benefit from tax-exempt financing and may control the disposal of waste collected within their jurisdictions.
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
Environmental and Other Regulations
We are subject to extensive and evolving environmental laws and regulations administered by the Environmental Protection Agency (EPA) and various other federal, state and local environmental, zoning, health and safety agencies. These agencies periodically examine our operations to monitor compliance with such laws and regulations. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil or criminal penalties in case of violations. We believe that regulation of the waste industry will continue to evolve and we will adapt to such future regulatory requirements to be in compliance.
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
We are required to provide approximately $2.8 billion of financial assurances to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations, collection contracts and self-insurance obligations. We satisfy the financial assurance requirements by providing surety bonds, letters of credit, insurance policies or trust deposits. We expect no material increase in total financial assurance requirements although the mix of financial assurance instruments may change.
Corporate Governance
Our corporate governance program reflects our commitment to integrity and high ethical standards in conducting our business. We are committed to rigorously and diligently exercising our oversight responsibilities throughout the company and managing our affairs consistent with the highest principles of business ethics and the corporate governance requirements of federal law, the SEC and the New York Stock Exchange (NYSE).
The current Board of Directors’ committee Charters, Corporate Governance Guidelines, Code of Business Conduct and Ethics (for all employees, officers and Board members) and Code of Ethics for Executive and Senior Financial Officers are available in print, free of charge to any investor who requests them by writing to: Allied Waste Industries, Inc., Attention: Investor Relations, 18500

North Allied Way, Phoenix, Arizona 85054. This information is also available on our website at www.alliedwaste.com.
In 2007 our chief executive officer provided to the NYSE the annual CEO certification regarding our compliance with the corporate governance listing standards of that exchange. In addition, our chief executive officer and chief financial officer filed with the SEC all required certifications regarding the quality of our disclosures in our fiscal 2007 SEC reports, including the certifications required to be filed with this Annual Report on Form 10-K. There were no qualifications to these certifications.
We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K and applicable NYSE rules regarding amendments to or waivers of our Code of Business Conduct and Ethics (for all employees, officers and Board members) and Code of Ethics for Executive and Senior Financial Officers by posting this information on our website at www.alliedwaste.com.
Item 1A. Risk Factors
All phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control and any one of which, or a combination of which, could materially affect our consolidated liquidity, financial position or results of our operations. Important factors that could cause actual results to differ materially from our expectations are discussed below. You should carefully consider these factors before investing in our securities. These risks and uncertainties include, without limitation:
The waste industry is highly competitive and includes large companies and municipalities that may have greater financial and operational resources, flexibility to reduce prices and other competitive advantages that could make it difficult for us to compete effectively.
We principally compete with large national waste management companies, municipalities and numerous regional and local companies for collection accounts. We compete primarily on the basis of price and the quality of services. Some of the national waste management companies may have greater financial and operational resources than us. Some municipalities derive their financial resources from their constituent communities. These resources may allow them to reduce prices in order to expand sales volume or win competitive bids. Many counties and municipalities that operate their own waste collection and disposal facilities may have the benefits of tax revenues or tax-exempt financing. Our ability to obtain solid waste volume for our landfills may also be limited by the fact that some major collection companies also own or operate landfills to which they send their waste. In markets in which we do not own or operate a landfill, our collection operations may operate at a disadvantage to fully integrated competitors. As a result of these factors, we may have difficulty competing effectively from time to time or in certain markets. If we were to lower prices to address these competitive issues, it could negatively impact our revenue growth and profitability.
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
A weak economy generally results in decreases in the volumes of waste generated. In the past, weakness in the U.S. economy has had a negative effect on our operating results, including decreases in revenues and operating cash flows. Previous economic slowdowns have negatively impacted the portion of our collection business servicing the manufacturing and construction industries. Additionally, in an economic slowdown, we may experience the negative effects of increased competitive pricing pressure and customer turnover. There can be no assurance that worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results or liquidity. Further, there can be no assurance that an improvement in economic conditions will result in an immediate, if at all positive improvement in our operating results or cash flows.
Adverse weather conditions may limit our operations and increase the costs of collection and disposal.
Our collection and landfill operations could be adversely impacted by extended periods of inclement weather, which interfere with collection and landfill operations, delay the development of landfill capacity and/or reduce the volume of waste generated by our customers. In addition, weather conditions may result in the temporary suspension of our operations, which can significantly affect our operating results in the affected regions during those periods.
We currently have matters pending with the Internal Revenue Service (IRS), which could result in large cash expenditures and could have a material adverse impact on our operating results and cash flows.
Our federal income tax returns for years 1998 through 2006 are currently under examination by the IRS. The federal income tax audit for BFI’s tax years ended September 30, 1996 through July 30, 1999 is complete except for one matter. If the outstanding matter is decided against us, we estimate it could have a cash impact of approximately $242 million for federal and state taxes, plus accrued interest through December 31, 2007 of approximately $150 million ($94 million net of tax benefit). Additionally, the IRS could ultimately impose penalties and interest on those penalties for any amount up to approximately $121 million, as of December 31, 2007, after tax. Because of the high interest rate being assessed on this matter, on February 13, 2008, we paid the IRS $196 million for tax and interest related to our 1999 income tax return. Later in 2008, we expect to pay the IRS and other tax authorities approximately $155 million of tax and interest related to this matter, primarily associated with our 2000 through 2003 income tax returns. The payments do not represent a settlement with respect to the potential tax, interest or penalty related to this matter nor do they prevent us from contesting the IRS tax adjustment applicable to our 1999 through 2003 taxable years in a federal refund action.
Also, if an outstanding matter from 2002 relating to an exchange of partnership interests is decided against us, we estimate it could have a potential total cash impact of approximately $160 million for federal and state taxes, plus accrued interest through December 31, 2007 of approximately $37 million ($24 million, net of tax benefit). In addition, for both matters, the IRS could impose a penalty of up to 40% of the additional income tax due.
The potential tax and interest (but not penalties or penalty-related interest) impact of the above matters has been fully reserved on our consolidated balance sheet. With regard to tax and accrued interest through December 31, 2007, a disallowance would not materially affect our consolidated results of operations; however, a deficiency payment would adversely impact our cash flow in the period the payment was made. The accrual of additional interest charges through the time these matters are resolved will affect our consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated cash flows and results of operations.
Also, the IRS has proposed that certain landfill costs be allocated to the collection and control of methane gas that is naturally produced within the landfill. The IRS’ position is that the methane gas produced by a landfill is a joint product resulting from the operations of the landfill and, therefore, these costs should not be expensed until the methane gas is sold or otherwise disposed. We believe we have several meritorious defenses, including the fact that methane gas is not actively produced for sale by us but rather arises naturally in the context of providing disposal services.

Therefore, we believe that the resolution of this issue will not have a material adverse impact on our consolidated liquidity, financial position or results of operations.
For additional information on these matters, see Note 9, Income Taxes, to our consolidated financial statements in Item 8 of this Form 10-K. Other matters may also arise in the course of tax audits that could adversely impact our consolidated liquidity, financial condition, and results of operations.
Increases in the cost of fuel or oil for any extended period of time will increase our operating expenses.
Our operations are dependent on fuel to run our collection and transfer trucks and equipment used in our landfill operations. We buy fuel in the open market and the price is unpredictable and can fluctuate significantly based on events beyond our control, including, but not limited to, geopolitical developments, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, supply and demand for oil and gas, war, terrorism and unrest in oil-producing countries and regional production patterns, and we may not be able to offset such volatility through fuel recovery fees. For example, our fuel costs were $308.7 million in 2007, representing 8.2% of costs of operations compared to $291.6 million in 2006, representing 7.7% of costs of operations. This increase primarily reflects an increase in the price of fuel.
In addition, regulations affecting the type of fuel our trucks use are changing and could materially increase the cost and consumption of our fuel. Our operations also require certain petroleum-based products (such as liners at our landfills) whose costs may vary with the price of oil. An increase in the price of oil could increase the cost of those products, which would increase our operating and capital costs.
Fluctuations in prices for recycled commodities that we sell to customers may adversely affect our revenues, operating income and cash flows.
We process recyclable materials such as paper, cardboard, plastics, aluminum and other metals for sale to third parties. Our results of operations may be affected by changing prices or market requirements for recyclable materials. The resale and purchase prices of, and market demand for, recyclable materials can be volatile due to numerous factors beyond our control. These fluctuations may affect our future revenues, operating income and cash flows. Our recycling business accounted for approximately 4% of consolidated revenues for each of the years ended December 31, 2007, 2006 and 2005.
We may be subject to influences of the workforce, including work stoppages, which could increase our operating costs and disrupt our operations.
As of December 31, 2007, 29% of our workforce was represented by various local labor unions. If our unionized workers were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations and an increase in our operating costs, which could have an adverse impact on our results of operations and cash flows. In addition, if a greater percentage of our workforce becomes unionized, our business and financial results could be materially adversely impacted due to the potential for increased operating costs.
Our ability to attract and retain qualified personnel is a significant factor for our continued success. In our markets, we compete with other businesses for qualified employees. At times the labor supply is limited in such markets. A shortage of qualified employees could require us to hire more expensive temporary employees, to compete more effectively for employees by offering enhanced wage and benefits packages or to contract for services with more expensive third party vendors. If we are unable to control our labor costs, fail to attract and retain qualified employees or recover any increased labor costs through increased pricing for our services or otherwise offset such increases with cost savings in other areas, our results of operations could be adversely impacted.

We may not realize all of the expected benefits from our business development plan.
There can be no assurance that we will achieve increases in sales as a result of our business development plan. For example, it is our intention to increase our sales in part through growth in our National Accounts business; however, such growth may not materialize. Even if we are successful in increasing National Accounts revenue, this may negatively impact our consolidated operating margin percentage, since National Accounts business may have a lower operating margin than other customers.
We are committed to improving the returns on our invested capital. We may determine that certain development projects, operations, landfills or markets are not expected to provide an adequate return. We may sell, abandon, or temporarily close these projects or operations, which could result in lower earnings, or asset or goodwill impairments.
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
In addition to the costs of complying with environmental regulations, we incur costs to defend against litigation brought by government agencies and private parties who may allege we are in violation of our permits and applicable environmental laws and regulations, or who assert claims alleging environmental damage, personal injury and/or property damage. As a result, we may be required to pay fines, implement corrective measures, or may have our permits and licenses modified or revoked. A significant judgment against us, the loss of a significant permit or license or the imposition of a significant fine could have a material adverse impact on our consolidated liquidity, financial condition and results of operations.
We may be unable to obtain required permits or to expand existing permitted capacity of our landfills, which could decrease our revenues and increase our costs.
There can be no assurance that we will successfully obtain the permits we require to operate our business because permits to operate non-hazardous solid waste landfills and to expand the permitted capacity of existing landfills have become more difficult and expensive to obtain. Permits often take years to obtain as a result of numerous hearings and compliance with zoning, environmental and other regulatory requirements. These permits are also often subject to resistance from citizen or other groups and other political pressures. Local communities and citizen groups, adjacent landowners or governmental agencies oppose the issuance of a permit or approval we need, allege violations of the permits under which we operate or laws or regulations to which we are subject, or seek to impose liability on us for environmental damage. Responding to these challenges has, at times, increased our costs and extended the time associated with establishing new facilities and expanding existing facilities. In addition, failure to receive regulatory and zoning approval may prohibit us from establishing new facilities and expanding existing facilities. Our failure to obtain the required permits to operate non-hazardous solid waste landfills could hinder our ability to implement our vertical integration strategy and have a material adverse impact on our future results of operations as 13.7% of our third-party revenues in 2007 were generated from our landfills. Additionally, landfills typically operate at a higher margin than our other operations. We also could incur higher costs due to the fact that we would be required to dispose of our waste in landfills owned by other waste companies or municipalities.
The waste industry is subject to extensive government regulation, and existing or future regulations, may restrict our operations, increase our costs of operations or require us to make additional capital expenditures.
We may have potential environmental liabilities that are not covered by our insurance.
We may incur liabilities for the deterioration of the environment as a result of our operations. We maintain high deductibles for our environmental liability insurance coverage. If we were to incur substantial liability for environmental damage, our insurance coverage may be inadequate to cover such liability. This could have a material adverse impact on our liquidity, financial condition and results of operations.
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
Most of the states in which we operate landfills require counties and municipalities to formulate comprehensive plans to reduce the volume of solid waste deposited in landfills through waste planning, composting and recycling or other programs. Some state and local governments mandate waste reduction at the source and prohibit the disposal of certain types of wastes, such as yard wastes, at landfills. Although such actions are useful to protect our environment, these actions, as well as voluntary private initiatives by customers to reduce waste or seek disposal alternatives, may reduce the volume of waste going to landfills in certain areas. If this occurs, there can be no assurance that we will be able to operate our landfills at their current estimated volumes or charge current prices for landfill disposal services due to the decrease in demand for such services.

If we are unable to execute our business strategy, our waste disposal expenses could increase significantly.
Ongoing implementation of our vertical integration strategy will depend on our ability to maintain appropriate collection operations, transfer stations and landfill capacity. We cannot assure you that we will be able to replace such assets either timely or cost effectively. We cannot assure you that we will be successful in expanding the permitted capacity of our current landfills once our landfill capacity is full. In such event, we may have to dispose of collected waste at landfills operated by our competitors or haul the waste long distances at a higher cost to another of our landfills, either of which could significantly increase our waste disposal expenses. Any such failure could seriously harm our business, financial condition, results of operations and cash flows.
The solid waste industry is a capital-intensive industry and the amount we spend on capital expenditures may increase, which could require us to issue additional equity or debt to fund our operations or impair our ability to grow our business.
Our ability to remain competitive, grow and expand operations largely depends on our cash flow from operations and access to capital. We spent $670 million on capital expenditures during 2007 and expect to spend approximately $650 million in 2008. If our capital efficiency programs are unable to offset the impact of inflation and business growth, it may be necessary to increase the amount we spend.
In addition, we spent approximately $75.2 million on landfill capping, closure and post-closure and environmental remediation during 2007, and expect to spend approximately $96 million in 2008. If we make acquisitions or further expand our operations, the amount we expend on capital, capping, closure, post-closure and environmental remediation expenditures will increase. Our cash needs will also increase if the expenditures for closure and post-closure monitoring increase above our current estimates, which may occur over a long period due to changes in federal, state, or local government requirements. Increases in expenditures will result in lower levels of working capital or require us to finance working capital deficits.
Conversely, federal regulations have tightened the emission standards on class A vehicles, which includes the collection vehicles we purchase. As a result, we could experience a reduction in operating efficiency. This could cause an increase in vehicle operating costs. Also, we may reduce the number of vehicles we purchase until manufacturers adapt to the new standards to increase efficiency.

We may not be successful in continuing to service or repay our indebtedness, which could have an adverse affect on our business, financial condition and results of operations.
Historically, we have had a substantial amount of outstanding indebtedness with significant debt service requirements. From 1999 to 2007 we reduced our consolidated debt from approximately $11.0 billion to approximately $6.6 billion. Although we have substantially reduced our leverage over this period, our leverage is not insignificant and we must continue to service and repay our indebtedness. Our failure to maintain our cash flows and other results of operations could have an adverse effect on our ability to service our indebtedness, repay our debt at maturity, meet other obligations and fund other liquidity needs. In such an event, we may be required to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing all or part of our existing debt or seeking additional equity capital. We cannot assure you that any of these alternatives will be effective or available to us.
Further, our leverage could increase if we make additional borrowings while operating results remain the same or if we maintain the amount of our debt and operating results decline. As of December 31, 2007, we had about $1.223 billion of availability under our senior credit agreement. If our leverage were to increase, it could have negative consequences to our business, financial condition and results of operations. Among other things, increased leverage could increase our debt service obligations, limit cash flow available for capital expenditures and other investments in our business, increase our vulnerability to economic downturns and interest rate increases, limit our flexibility in planning for or reacting to changes in our business and our industry, limit our ability to access the capital markets and increase the risk that we could not comply with financial and other restrictive covenants in our indebtedness. The failure to comply with these covenants could result in an event of default, which if not cured or waived, could result in the debt being declared immediately due and payable and have a material adverse effect on us.
Covenants in our debt instruments may limit our ability to operate our business and any failure by us to comply with such covenants may accelerate our obligation to repay the underlying debt.
Our senior credit facility, our indentures and certain of the agreements governing the other indebtedness of our company and our subsidiaries contain covenants that may limit our ability to operate our business, invest in other businesses, sell assets, create liens or make distributions or other payments to our investors and creditors. All of these restrictions may limit our ability to take advantage of potential business opportunities as they arise.
Our ability to comply with the financial and other covenants contained in our debt may be affected by changes in economic or business conditions or other events beyond our control. If we do not comply with these covenants and restrictions, we could be in default and the debt, together with accrued interest, could be declared immediately payable. If we are unable to repay any borrowings when due, the lenders under our senior credit facility could proceed against their collateral, which includes most of our assets. If any of our debt is accelerated, we may not have sufficient assets to repay amounts due.
A downgrade in our bond ratings could adversely affect our liquidity by increasing the cost of debt and financial assurance instruments.
Our debt instruments contain no ratings-related covenants. However, while downgrades of our bond ratings may not have an immediate impact on our cost of debt or liquidity, they may impact the cost of debt and liquidity over the near to medium term. If the rating agencies downgrade our debt, this may increase the interest rate we must pay if we issue new debt, and it may even make it prohibitively expensive for us to issue new debt. If our debt ratings are downgraded, future access to financial assurance markets at a reasonable cost, or at all, also may be adversely impacted.
Changes in interest rates may negatively affect our results of operations.
At December 31, 2007, approximately 80% of our debt was fixed and 20% was floating. At this level of floating rate debt, if interest rates increased by 100 basis points, annualized interest expense would increase by approximately $13.3 million ($8.2 million after tax). Therefore, any increase in interest rates could significantly increase our interest expense and may have a material adverse impact on our consolidated results of operations and cash flows.
If we are unable to obtain necessary financial assurances, it could negatively impact our liquidity and capital resources.
We are required to provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations and collection contracts. In addition, we are required to provide financial assurance for our self-insurance program. We satisfy the financial assurances requirements by providing surety bonds, letters of credit, insurance policies or trust deposits. As of December 31, 2007, we have total financial assurance requirements of approximately $2.8 billion. Should we experience rating agency downgrades, the mix of financial assurance instruments we can obtain may change and we may be required to obtain additional letters of credit. In the event we are unable to obtain sufficient surety bonds, letters of credit, insurance policies or trust deposits at reasonable costs, or at all, we would need to rely on other forms of financial assurance that may be more expensive to obtain. This could negatively impact our liquidity and capital resources and our ability to meet our obligations as they become due.
Our goodwill may become impaired, which could result in a material non-cash charge to our results of operations.
We have a substantial amount of goodwill resulting from our acquisitions, including Browning-Ferris Industries, Inc. (BFI) and Laidlaw. At least annually, or whenever events or changes in circumstances indicate a potential impairment in the carrying value, as defined by generally accepted accounting principles in the United States (GAAP), we evaluate this goodwill for impairment based on the fair value of each reporting unit. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a significant change to the market capitalization of our company. These changes could result in an impairment that could require a material non-cash charge to our results of operations. Our financial covenants do not contain provisions to maintain a minimum shareholders’ equity or ratios derived from shareholders’ equity.
Currently pending or future litigation or governmental proceedings could result in material adverse consequences, including judgments or settlements.
We are involved in lawsuits, regulatory inquiries and governmental and other legal proceedings arising out of the ordinary course of our business. Many of these matters raise difficult and complicated factual and legal issues and are subject to uncertainties and complexities. The timing of the final resolutions to these types of matters is often uncertain. Additionally, the possible outcomes or resolutions to these matters could include adverse judgments or settlements, either of which could require substantial payments, adversely affecting our results of operations and liquidity.
Our business would be harmed if we lose the services of our key personnel.
Our senior management team is critical to the management and direction of our businesses. Our future success depends, in large part, on our ability to retain these individuals and other capable management personnel. From time to time we have entered into employment agreements with some of our executive officers and we may do so in the future, as competitive needs require.

Departures by our senior management could have a negative impact on our business, as we may not be able to find suitable management personnel to replace departing executives on a timely basis.
Businesses we acquire may have undisclosed liabilities and we may be unable to integrate these businesses successfully.
In connection with any acquisition made by us, there may be liabilities that we fail to discover or are unable to discover, including liabilities arising from non-compliance with environmental laws by prior owners and for which we, as successor owner, may be responsible. These liabilities could have an adverse impact on our financial condition, results of operations or liquidity. We often attempt to minimize our exposure to such liabilities by acquiring only specified assets, by obtaining indemnification from each seller of the acquired companies or by deferring payment of a portion of the purchase price as security for the indemnification. However, we cannot assure you that we will be successful in obtaining such indemnifications or that they will be enforceable, collectible or sufficient in amount, scope or duration to fully offset any undisclosed liabilities arising from our acquisitions. Similarly, we incur capitalized costs associated with acquisitions, which if never consummated would result in a charge to earnings.
Further, we cannot assure you that we will be able to successfully integrate any acquisitions that we pursue or that such acquisitions will perform as planned or prove to be beneficial to our operations and cash flow. Acquisitions involve numerous risks, including difficulties in the assimilation of the acquired businesses, the diversion of our management’s attention from other business concerns and potential adverse effects on existing business relationships with current customers. The consolidation of our operations with the operations of acquired companies, including the consolidation of systems, procedures, personnel and facilities, the relocation of staff, and the achievement of anticipated cost savings, economies of scale and other business efficiencies, presents significant challenges to our management, particularly if several acquisitions occur at the same time. Our failure to successfully integrate businesses we acquire could have an adverse effect on our liquidity, financial condition and results of operations.
The possibility of disposal site developments, expansion projects or pending acquisitions not being completed or certain other events could result in a material charge against our earnings.
In accordance with GAAP, we capitalize certain expenditures relating to disposal site development, expansion projects, acquisitions, software development and other projects. If a facility or operation is permanently shut down or determined to be impaired, a pending acquisition is not completed, a development or expansion project is not completed or is determined to be impaired, we will charge any unamortized capitalized expenditures relating to such facility, acquisition or project that we are unable to recover through sale or otherwise against earnings.
In future periods, we may incur charges against earnings in accordance with this policy, or due to other events that cause impairments. Depending on the magnitude, any such charges could have a material adverse impact on our financial condition and results of operations.
If we inadequately accrue for landfill capping, closure and post-closure costs, our results of operations and financial condition may be adversely affected.
A landfill must be closed and capped, and post-closure maintenance commenced once the permitted capacity of the landfill is reached and additional capacity is not authorized. We have significant financial obligations relating to such capping, closure and post-closure costs of our existing owned or operated landfills and will have material financial obligations with respect to any future owned or operated disposal facilities. We establish accruals for the estimated costs associated with such capping, closure and post-closure financial obligations. We could underestimate such accruals and our financial obligations for capping, closure or post-closure costs could exceed the amount accrued and reserved or amounts otherwise receivable pursuant to trust funds established for this purpose. Such a shortfall could result in significant unanticipated charges.

We are required to make accounting and tax-related estimates and judgments in the ordinary course of business.
The accounting and tax-related estimates and judgments we must make in the ordinary course of business affect the reported amounts of our assets and liabilities at the date of the financial statements and the reported amounts of our operating results during the periods presented as described under “Critical Accounting Judgments and Estimates” in Item 7 in this Form 10-K. Additionally, we are required to interpret the accounting rules and tax law in existence as of the date of the financial statements when the rules and laws are not specific to a particular event or transaction. If the underlying estimates or judgments are ultimately proved to be incorrect, or if auditors or regulators subsequently interpret our application of the rules differently, subsequent corrections could have a material adverse impact on our financial condition and results of operations for the current or prior periods.
The introduction of new accounting rules, laws or regulations could adversely impact our results of operations.
Complying with new accounting rules, laws or regulations could adversely impact our financial condition, results of operations or funding requirements, or cause unanticipated fluctuations in our results of operations in future periods.
Our obligation to fund multi-employer pension plans to which we contribute may have an adverse impact on us.
We contribute to 23 multi-employer pension plans covering approximately 20% of our current employees. We do not administer these plans and generally are not represented on the boards of trustees of these plans. The Pension Protection Act enacted in August 2006 requires under-funded pension plans to improve their funding ratios, perhaps beginning as soon as 2008. We do not have current plan financial information for the multi-employer plans to which we contribute but, based on the information available to us, we believe that some of them are under-funded. We cannot determine at this time the amount of additional funding, if any, we will be required to make to these plans and, therefore, have not recorded a liability but it could have an adverse impact on our cash flows or results of operations for a given period. Furthermore, under current law, upon the termination of a multi-employer pension plan, or in the event of a mass withdrawal of contributing employers, we would be required to make payments to the plan for our proportionate share of the plan’s unfunded vested liabilities. We cannot assure you that there will not be a termination of, or mass withdrawal of employers contributing to, any of the multi-employer pension plans to which we contribute or that, in the event of such a termination or mass withdrawal, the amounts we would be required to contribute would not have an adverse impact on our cash flows or results of operations.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our principal executive offices are located at 18500 North Allied Way, Phoenix, Arizona 85054 where we currently lease approximately 145,000 square feet of office space. We also currently maintain regional administrative offices in all of our regions.
Our principal property and equipment consists of land, buildings, vehicles and equipment, substantially all of which are encumbered by liens in favor of our primary lenders. We own or lease real property in the states in which we are conducting operations. At December 31, 2007, we owned or operated 291 collection companies, 161 transfer stations, 161 active solid waste landfills and 53 recycling facilities within 37 states and Puerto Rico. Our active landfills are located in our five regions as follows: 49 are in the Midwestern, 26 are in the Northeastern, 23 are in the Southeastern, 42 are in the Southwestern and 21 are in the Western. In aggregate, our active solid waste landfills total approximately 81,179 acres, including approximately 28,299 permitted acres.

We also own or have responsibilities for 113 closed landfills. We believe that our property and equipment are adequate for our current needs.
Item 3. Legal Proceedings
We are involved in routine judicial and administrative proceedings that arise in the ordinary course of business and that relate to, among other things, personal injury or property damage claims, employment matters and commercial and contractual disputes. We are subject to federal, state and local environmental laws and regulations. Due to the nature of our business, we are also often routinely a party to judicial or administrative proceedings involving governmental authorities and other interested parties related to environmental regulations or liabilities. From time to time, we may also be subject to actions brought by citizens’ groups, adjacent landowners or others in connection with the permitting and licensing of our landfills or transfer stations, or alleging personal injury, environmental damage or violations of the permits and licenses pursuant to which we operate.
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
The following is a discussion of certain proceedings against us. Although the ultimate outcome of any legal matter cannot be predicted with certainty, except as described in the tax discussion below, we do not believe that the outcome of our pending legal and administrative proceedings will have a material adverse impact on our consolidated liquidity, financial position or results of operations.
Securities –
A consolidated amended class action complaint was filed against us and five of our current and former officers on March 31, 2005 in the U.S. District Court for the District of Arizona, consolidating three lawsuits previously filed on August 9, 2004, August 27, 2004 and September 30, 2004. The amended complaint asserted claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaint alleged that from February 10, 2004 to September 13, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated results for fiscal year 2004. The lawsuit sought an unspecified amount of damages. We filed a motion to dismiss the complaint on May 2, 2005. On December 15, 2005, the U.S. District Court for the District of Arizona granted our motion and dismissed the lawsuit with prejudice. The plaintiffs have appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. On October 6, 2006, the plaintiffs filed their opening appellate brief. We and four individual defendants filed our brief in opposition on December 15, 2006, and the plaintiffs filed their reply brief on January 24, 2007. Oral argument before the Court of Appeals is scheduled for April 17, 2008.
Landfill permitting –
In September 1999, neighboring parties and others filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from a dispute years earlier related largely to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 1.9 million tons at December 31, 2007. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a Texas state trial court in the civil lawsuit issued a judgment, including an injunction that effectively revoked the expansion permit that was granted by the TCEQ in 2001 because it would require us to operate the landfill according to a prior permit granted in 1988 as well as comply with other requirements that the plaintiffs had requested. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion permit proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.
In April 2006, the Texas Court of Appeals ruled on the civil litigation. The court dissolved the injunction granted in 2003, which would have effectively prevented us from operating the landfill under the expansion permit and potentially required the relocation of over 2 million tons of waste at cost exceeding $50 million, but also required us to pay a damage award of approximately $2 million plus attorney’s fees and interest. On April 27, 2006, all parties filed motions for rehearing, which were denied by the Texas Court of Appeals. Subsequently, all parties filed a petition for review to the Texas Supreme Court. On November 28, 2007, the Texas Supreme Court denied the petitions for review. On October 29, 2007, two petitioners, North Alamo Water Supply Company and Engelman Irrigation District, filed a motion for re-hearing. On January 11, 2008, the Court denied petitioners’ motion for re-hearing. We are currently making arrangements to pay plaintiffs damages plus attorney’s fees and interest pursuant to the April 2006 ruling by the Texas Court of Appeals.
Environmental –
We have been notified that we are considered a potentially responsible party at a number of sites under CERCLA or other environmental laws. In all cases, such alleged responsibility is due to the actions of companies prior to the time we acquired them. We continually review our status with respect to each site, taking into account the alleged connection to the site and the extent of the contribution to the volume of waste at the site, the available evidence connecting the entity to that site and the number and financial soundness of other potentially responsible parties at the site. The ultimate amounts for environmental liabilities at sites where we may be a potentially responsible party cannot be determined and estimates of such liabilities made by us require assumptions about future events subject to a number of uncertainties, including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our share of potential liabilities is probable and can be reasonably estimated, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessments to date, the recorded liabilities are periodically evaluated as additional information becomes available to ascertain that the accrued liabilities are adequate. We have determined that the recorded liability for environmental matters as of December 31, 2007 of approximately $189.6 million represents the most probable outcome of these contingent matters. We do not expect that adjustments to our estimates for these matters, which may be reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. For more information about our potential environmental liabilities see Note 8, Landfill Accounting, to our consolidated financial statements in Item 8 of this Form 10-K.
On March 14, 2006, our wholly-owned subsidiary, BFI Waste Systems of Mississippi, LLC, received a Notice of Violation from the EPA alleging that it was in violation of certain Clean Air Act provisions governing federal Emissions Guidelines for Municipal Solid Waste Landfills, New Source Performance Standards for Municipal Solid Waste Landfills, and the facility Operating Permit at its Little Dixie Landfill. The majority of these alleged violations involve the failure to file reports or permit applications, including but not limited to design capacity reports, non-methane organic compound (NMOC) emission rate reports and collection and control system design plans, with the EPA in a timely manner. If we had been found to be in violation of such regulations we could have been subject to remedial action under EPA regulations, including monetary sanctions of up to $32,500 per day. By letter dated January 17, 2007, the EPA notified us that it had referred the matter to the U.S. Department of Justice (DOJ) for purposes of bringing an enforcement action and invited us to engage in settlement negotiations. On September 25, 2007, the parties reached an agreement to settle the allegations for a payment of $242,462. We are currently documenting the settlement.
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
By letter dated March 21, 2007, our subsidiary, Greenridge Waste Services, LLC (GWS) received a proposed CACP from the PaDEP Waste Management Bureau. The CACP for GWS proposed a civil penalty assessment of $172,000 for violations of the Pennsylvania Solid Waste Management Act regulations, and Greenridge Reclamation’s landfill permit, which occurred between July 1 and December 15, 2006. PaDEP alleged that GWS had caused or contributed to the yard can storage violations alleged against Greenridge Reclamation; had disposed of yard can waste in the landfill without first having the waste weighed in; had transported waste to the landfill on three occasions in overweight vehicles; and, on one occasion, failed to properly tarp a waste load which allegedly resulted in the spill of material onto a public highway. PaDEP also alleged that GWS failed to provide prompt notification of the incident. On October 15, 2007, GWS executed a CACP whereby it agreed to settle all allegations for a payment of $124,500.
On November 23, 2005, we received a letter from the San Joaquin District Attorney’s Office, Environmental Prosecutions Unit, (the District Attorney) alleging violations of California permit and regulatory requirements relating to Forward, Inc. (Forward), our wholly-owned subsidiary, and the operation of its landfill. The District Attorney is investigating whether Forward may have (i) mixed green waste with food waste as “alternative daily cover”; (ii) exceeded the daily and weekly tonnage intake limits; (iii) allowed a concentration of methane gas well in excess of 5 percent; or (iv) accepted hazardous waste at a landfill which is not authorized to accept hazardous waste. Such conduct allegedly violates provisions of Business and Professions Code sections 17200, et seq., by virtue of violations of Public Resources Code Division 30, Part 4, Chapter 3, Article 1, sections 44004 and 44014(b); California Code of Regulations Title 27, Chapter 3, Subchapter 4, Article 6, sections 20690(11) and 20919.5; and Health and Safety Code sections 25200, 25100, et seq, and 25500, et seq. On December 7, 2006, Forward received a subpoena and interrogatories from the District Attorney and responded to both as of February 15, 2007. In June 2007, the District Attorney advised counsel for Forward that, if found in violation of such laws, Forward could be subject to monetary sanctions of up to $2,500 per violation and a permanent injunction to obey all applicable laws and regulations.
By letter dated May 11, 2007, our subsidiary, County Landfill, Inc. (County Landfill), received a proposed CACP from the PaDEP. The CACP for County Landfill proposed to assess a civil penalty of $225,149 for alleged violations of the facility’s National Pollutant Discharge Elimination System (NPDES) Permit and the Clean Streams Law, specifically alleging that the effluent discharge from our industrial waste treatment plant exceeded its NPDES Permit limits and that such effluent was discharged into an unnamed tributary. On October 15, 2007, County Landfill executed a CACP whereby it agreed to settle all allegations for a payment of the proposed penalty amount.
By letter dated April 18, 2007, EPA issued to us a Notice of Violation (NOV), alleging that we were in violation of the federally enforceable state implementation plan for Massachusetts under the Clean Air Act, because, the NOV alleged, certain of our trucks had been observed in violation of a Massachusetts regulation limiting truck idling to no more than five (5) minutes. The NOV alleged 63 separate instances of alleged excessive idling. In a settlement conference on January 15, 2008, the EPA proposed a civil penalty of $480,000 to resolve the alleged violations. This matter is still in negotiations.

Tax –
We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2006. Certain matters relating to these audits are discussed below.
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
On January 18, 2001, the IRS designated this type of transaction and other similar transactions as a “potentially abusive tax shelter” under IRS regulations. During 2002, the IRS proposed the disallowance of all of this capital loss. At the time of the disallowance, the primary argument advanced by the IRS for disallowing the capital loss was that the tax basis of the stock of the RMCs received by the BFI operating companies was required to be reduced by the amount of liabilities assumed by the RMCs even though such liabilities were contingent and, therefore, not liabilities recognized for tax purposes. Under the IRS’ interpretation, there was no capital loss on the sale of the stock since the tax basis of the stock should have approximately equaled the proceeds received. We protested the disallowance to the Appeals Office of the IRS in August 2002.
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
In July 2006, while the Court of Federal Claims case was pending, we discovered a jurisdictional defect in the case that could have prevented our recovery of the refund amounts claimed even if we would have been successful on the underlying merits. Accordingly, on September 12, 2006, we filed a motion to dismiss the case without prejudice on jurisdictional grounds. On March 2, 2007 the Court granted our motion dismissing the case. Thereafter, on July 6, 2007, the government appealed the decision to the United States Court of Appeals for the Federal Circuit. If the Court of Appeals reverses the lower court’s decision, the case will continue in the Court of Federal Claims. If the Court of Appeals affirms the lower court’s decision, we intend to refile the case in another litigation forum, having now cured the jurisdictional defect. We would not intend to refile the case in the Court of Federal Claims because the Court of Appeals, having jurisdiction over cases in the Court of Federal Claims, has rendered a decision on a similar issue in another case that is unfavorable to taxpayers litigating in the lower court. Although we continue to believe that the Court of Appeals decision in that case is flawed, the legal bases upon which the decision was reached are binding on the Court of Federal Claims and could adversely impact other litigation there involving a similar issue.
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

If the capital loss deduction is fully disallowed, we estimate it could have an additional federal and state cash tax impact (excluding penalties) of approximately $242 million, plus accrued interest through December 31, 2007 of approximately $150 million ($94 million net of tax benefit). Additionally, the IRS could ultimately impose penalties and interest on those penalties for any amount up to approximately $121 million, as of December 31, 2007, after tax.
On February 13, 2008, we paid the IRS $196 million for tax and interest related to our 1999 income tax return. Later in 2008, we expect to pay the IRS and other tax authorities approximately $155 million of tax and interest related to this matter, primarily associated with our 2000 through 2003 income tax returns. The payments do not represent a settlement with respect to the potential tax, interest or penalty related to this matter nor do they prevent us from contesting the IRS tax adjustment applicable to our 1999 through 2003 taxable years in a federal refund action.
Exchange of partnership interests. In April 2002, we exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly-owned subsidiaries. Although we have not yet received a formal notice of proposed adjustment, the IRS is contending that the exchange was a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $160 million plus accrued interest through December 31, 2007 of approximately $37 million ($24 million, net of tax benefit). Also, the IRS could propose a penalty of up to 40% of the additional income tax due.
The potential tax and interest (but not penalties) impact of a full disallowance for both of these matters has been fully reserved on our consolidated balance sheet, $351 million of which is reflected in current liability at December 31, 2007. With regard to tax and accrued interest through December 31, 2007, a disallowance would not materially adversely impact our consolidated results of operations; however a deficiency payment would adversely impact our cash flow in the period the payment was made. The accrual of additional interest through the time these matters are resolved will continue to adversely impact our consolidated results of operations. In addition, the successful assertion by the IRS of penalties could have a material adverse impact on our consolidated liquidity, financial position and results of operations.
Methane gas. During the second quarter of 2007, as part of its examination of our 2000 through 2003 federal income tax returns, the IRS reviewed our treatment of costs associated with our landfill operations. As a result of this review, the IRS has proposed that certain landfill costs be allocated to the collection and control of methane gas that is naturally produced within the landfill. The IRS’ position is that the methane gas produced by a landfill is a joint product resulting from the operations of the landfill and, therefore, these costs should not be expensed until the methane gas is sold or otherwise disposed.
We plan to contest this issue at the Appeals Division of the IRS. We believe we have several meritorious defenses, including the fact that methane gas is not actively produced for sale by us but rather arises naturally in the context of providing disposal services. Therefore, we believe that the resolution of this issue will not have a material adverse impact on our consolidated liquidity, financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2007.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock, $0.01 par value, is traded on the NYSE under the symbol “AW”. The high and low closing sales prices per share for the periods indicated were as follows:

	High	Low
Year Ended December 31, 2007:
First Quarter	$13.22	$12.23
Second Quarter	14.00	12.41
Third Quarter	13.97	11.90
Fourth Quarter	13.15	10.75

Year Ended December 31, 2006:
First Quarter	$12.24	$8.53
Second Quarter	14.26	10.66
Third Quarter	11.27	9.78
Fourth Quarter	13.50	11.19
On February 14, 2007, the closing sales price of our common stock was $9.89. The number of holders of record of our common stock at February 14, 2007, was approximately 843.
Dividend Policy
We have not paid dividends on our common stock and are currently prohibited by the terms of our loan agreements from paying any dividends except as required to the Series C and Series D mandatory convertible preferred stockholders. All of the Series C senior mandatory convertible preferred stock was converted into our common stock in April 2006. For a more detailed discussion on these loan agreements, see Note 7, Long-term Debt, to our consolidated financial statements.
Purchases of Equity Securities by Our Company and Affiliates
Not applicable.
Recent Sales of Unregistered Securities
Not applicable.
Performance Graph
The following performance graph compares the performance of our common stock to the Standard and Poor’s 500 Stock Index and to the Dow Jones Waste and Disposal Index. The graph covers the period from December 31, 2002 to December 31, 2007. The graph assumes that the value of the investment in our common stock and each index was $100 at December 31, 2002, and that all dividends were reinvested.

	December 31,
	2002	2003	2004	2005	2006	2007
Allied Waste Industries, Inc.	$10.00	$13.88	$9.28	$8.74	$12.29	$11.02
Index	100.00	138.88	92.80	87.40	122.90	110.20

Dow Jones Waste & Disposal Services Index	62.19	82.56	84.03	87.46	105.64	108.69
Index	100.00	132.75	135.12	140.63	169.87	174.77

Standard and Poor’s 500 Stock Index	879.82	1,111.92	1,211.92	1,248.29	1,418.30	1,468.36
Index	100.00	126.38	137.75	141.88	161.20	166.89
Item 6. Selected Financial Data
The selected financial data presented below as of and for the years ended December 31, 2007, 2006, 2005 and 2004 have been derived from our historical consolidated financial statements which have been audited by PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm. The selected financial data presented below as of and for the year ended December 31, 2003 has been derived from our unaudited historical consolidated financial statements. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the related notes included elsewhere in this Form 10-K. (Amounts are in millions, except per share amounts and percentages.)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data(1):
Revenues	$6,068.7	$5,908.5	$5,612.2	$5,396.5	$5,264.1
Cost of operations	3,787.1	3,786.4	3,654.6	3,428.8	3,235.8
Selling, general and administrative expenses	631.9	587.3	510.2	544.7	471.7
Depreciation and amortization	553.5	557.7	543.6	547.1	534.1
Loss from divestitures and asset impairments(2)	40.5	22.5	—	—	—

Operating income	1,055.7	954.6	903.8	875.9	1,022.5
Interest expense and other(3)	538.4	563.4	583.1	752.5	826.1

Income from continuing operations before income taxes	517.3	391.2	320.7	123.4	196.4
Income tax expense	207.1	235.3	131.1	70.6	86.6
Minority interests ss	0.4	0.1	(0.2)	(2.7)	1.9

Income from continuing operations	$309.8	$155.8	$189.8	$55.5	$107.9

Basic EPS:
Continuing operations	$0.74	$0.32	$0.42	$0.11	$(2.37)

Weighted average common shares	368.8	356.7	326.9	315.0	203.8

Diluted EPS:
Continuing operations	$0.71	$0.32	$0.42	$0.11	$(2.37)

Weighted average common and common equivalent shares	443.0	359.3	330.1	319.7	203.8

Statement of Cash Flows Data(1):
Cash flows from operating activities	$1,066.2	$852.3	$717.6	$686.1	$779.7
Cash flows used for investing activities (including asset purchases and sales, and capital expenditures)	(582.7)	(601.6)	(672.5)	(524.9)	(235.8)
Cash flows used for financing activities (including debt repayments)	(334.8)	(223.8)	(67.4)	(543.0)	(296.2)
Cash (used for) provided by discontinued operations	(11.9)	11.1	10.4	5.1	17.8

Balance Sheet Data (1):
Cash and cash equivalents	$230.9	$94.1	$56.1	$68.0	$444.7
Working capital (deficit)	(1,088.9)	(478.5)	(650.0)	(827.4)	(278.2)
Property and equipment, net	4,430.4	4,258.7	4,176.1	4,032.0	3,923.4
Goodwill, net	8,020.0	8,126.0	8,184.2	8,201.9	8,312.9
Total assets	13,948.7	13,811.0	13,661.3	13,539.2	13,860.9
Total debt	6,642.9	6,910.6	7,091.7	7,757.0	8,234.1
Stockholders’ equity (4)	3,904.2	3,598.9	3,439.4	2,604.9	2,517.7
Total debt to total capitalization (including preferred stock)	63%	66%	67%	75%	77%

(1)	During 2007, 2004 and 2003, we sold or held for sale certain operations that met the criteria for reporting as discontinued operations. The selected financial data for all prior periods have been reclassified to include these operations as discontinued operations.

(2)	Loss from divestitures and asset impairments include asset sales completed as a result of our market rationalization focus and are not included in discontinued operations ($13.4 million loss in 2007 and $7.6 million loss in 2006). The 2007 amount also includes asset impairments of $27.1 million, of which $24.5 million related to asset impairments of a landfill in our Midwestern region that until recently, was managed by a third party according to a partnership agreement. The 2006 amount also includes $9.7 million of landfill asset impairments resulting from management’s decision to discontinue development and operations of the sites and a $5.2 million charge related to the relocation of our operations support center.

(3)	Includes costs incurred to extinguish debt for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 of $59.6 million, $41.3 million, $62.6 million, $156.2 million and $108.1 million, respectively.

(4)	In 2006, we recorded an after-tax charge of $57.4 million to stockholders’ equity relating to the adoption of SFAS No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto, included elsewhere herein. Please note that unless otherwise specifically indicated, discussion of our results relate to our continuing operations. This discussion may contain forward-looking statements that anticipate results based upon assumptions as to future events that may not prove to be accurate. See “Disclosure Regarding Forward-Looking Statements” below.
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
We consistently invest capital to support the ongoing operations of our landfill and collection business. Landfills are highly engineered, sophisticated facilities similar to civil works. Each year we invest capital at our 161 owned or operated active landfills to provide sufficient capacity to receive the waste volume we handle. In addition, we have approximately 12,000 collection vehicles and approximately 1.2 million containers to serve our collection customers. Our vehicles and containers endure rough conditions each day and must be routinely maintained and replaced. During the year ended December 31, 2007, we invested $670 million of capital into the business (see Note 3, Property and Equipment, for detail by fixed asset category). In 2008, total capital expenditures are expected to be approximately $650 million.
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
During the first and third quarters of 2007, we sold hauling, transfer, recycling and landfill operations in the Midwestern and Southeastern regions as well as the stock in an unrelated immaterial subsidiary for net proceeds of approximately $159.3 million. The combined losses from the sale of these assets of $32.6 million, primarily relating to the write-off of associated goodwill of $95.7 million, were classified as discontinued operations in our consolidated statement of operations.
We sold certain operations during 2007 which did not qualify as discontinued operations for net proceeds of approximately $7.3 million and recognized net loss on divestitures of $13.4 million, including divested goodwill of $3.4 million. The loss was primarily attributable to divested operations in our Southeastern region. Additionally, we recognized asset impairments of $27.1 million, of which $24.5 million related to a landfill in our Midwestern region that until recently, was managed by a third party according to a partnership agreement. These charges were included in “Loss on divestitures and asset impairments” in our consolidated statement of operations.

Income from continuing operations for the year ended December 31, 2007 increased to $309.8 million, or $0.71 per diluted share, from $155.8 million, or $0.32 per diluted share, for the year ended December 31, 2006. The increase was primarily attributable to higher operating income, inclusive of higher losses from divestitures and asset impairments, and lower interest and income tax expenses.
Our organic revenue growth was 2.5% for the year ended December 31, 2007 compared to 6.8% for the year ended December 31, 2006. Revenue during 2007 increased across all lines of business except for our roll-off and landfill disposal lines of business. Operating income, inclusive of higher losses from divestitures and asset impairments in 2007, increased by $101.1 million over the same period in 2006, driven by improvements in revenue primarily as a result of price growth, partially offset by higher selling, general and administrative expenses. Costs of operations remained comparable to the prior year. Selling, general and administrative expenses increased primarily due to the impact of higher compensation as a result of improved performance in 2007. Loss on divestitures and asset impairments increased by $18.0 million, primarily due to an asset impairment charge associated with a landfill in the Midwestern region resulting from changes in anticipated long-term closure and post-closure costs. Interest expense for 2007 decreased by $25.0 million compared to 2006 as a result of interest savings associated with the decrease in our outstanding debt balance as well as lower interest rates from the refinancing transactions during the year. Interest expense in 2007 included $59.6 million of premiums paid and write-off of deferred financing costs associated with our bond redemptions and other financing activities. Income tax expense for 2007 decreased by $28.2 million compared to 2006 as a result of $24.6 million of income tax benefits recognized in 2007 primarily associated with the reversal of accrued interest expense on uncertain tax matters as a result of favorable developments during the year, and the absence in 2007 of $58.2 million of income tax charges recognized in 2006 primarily associated with interest charges and adjustments applicable to prior years, partially offset by increased tax expense in 2007 associated with higher pre-tax income.
Our pricing programs and operational effectiveness initiatives continue to drive improved profitability and improved returns on invested capital. These programs contributed to our cost of operations as a percentage of revenues decreasing to 62.4% in 2007 compared to 64.1% in 2006. In addition, we continue to focus on improving our return on invested capital by evaluating the return potential of new capital expenditures and by evaluating opportunities to divest operations that do not provide an adequate return. Accordingly, we divested of operations primarily in the Midwestern and Southeastern regions during 2007.
We spent $670 million on capital expenditures during 2007. We plan to invest approximately $650 million in capital expenditures during 2008, a portion of which relates to investment in our fleet. We expect this investment, along with improved maintenance practices, to continue to have a favorable impact on maintenance costs and route productivity. Maintenance and repairs for the year ended December 31, 2007 decreased approximately 1.8% from prior year as we continued to benefit from a newer fleet coupled with improved maintenance practices implemented throughout the past three years.
We employed a strategy of reducing our debt balance by using our cash flow from operations after capital expenditures and other investments in our business. As this occurs, the relative cost of debt has declined. Upon achieving optimal credit ratios, we should have the opportunity to choose the best use of any excess cash flow: further repay debt, pay a dividend to the extent permitted by our debt agreements, repurchase stock or reinvest in our company. We may take advantage of opportunities that arise to repay debt in advance of maturities as long as the opportunities are economically advantageous. We also explore and evaluate other ways to enhance shareholder value. Accordingly, where appropriate we may pursue acquisitions, divestitures, joint ventures and other transactions or investments in our business that complement or enhance our strategic position, services, geographical footprint or assets, or otherwise drive shareholder value.
In March 2007, we issued $750 million of 6.875% senior notes due 2017 and used the proceeds to fund a portion of our tender offer for our 8.50% senior notes due 2008. We also completed the amendment to our 2005 Credit Facility, which included re-pricing the 2005 Revolver and a two-year maturity extension for all facilities under the 2005 Credit Facility. The interest rate and fees for borrowings and letters of credit under the 2005 Revolver were reduced by 75 basis points. In addition, our fee for the unused portion of the 2005 Revolver was reduced by 37.5 basis points. We expensed approximately $45.4 million of costs related to premiums paid, write-off of deferred financing and other costs in connection with these transactions. We expect the refinancing transactions to generate approximately $15 million in annual interest savings.
In May 2007, we renewed and increased our accounts receivable securitization program from $230 million to $300 million. Additionally, we increased the accounts receivable securitization program by $100 million to $400 million in October 2007. During the third and fourth quarters of 2007, we made prepayments of $203 million and $95 million, respectively, on the 2005 Term Loan. These payments were made with excess cash flow from operations and proceeds from the upsizing of our securitization program and the sale of assets.
In September 2007, we redeemed $250 million of our 9.25% senior notes due 2012 with available cash and a temporary borrowing under the 2005 Revolver. We expensed $13.3 million of costs related to premiums paid, write-off of deferred financing and other costs in connection with the redemption. We expect the bond redemption to generate approximately $5 million in annual interest savings.
Throughout 2007, we completed four offerings of unsecured tax-exempt bonds with an aggregate value of $116.8 million, the proceeds of which are used to finance qualifying expenditures at our landfills, transfer and hauling facilities. The tax-exempt bonds mature between 2015 and 2018.
We continue to focus on maximizing cash flow from operations after capital expenditures and other investments in our business. We seek opportunities to create additional cash flow through reductions in interest cost while continuing to support our fixed asset base with appropriate capital expenditures, and where appropriate, pursue acquisitions, divestitures, joint ventures and other transactions or investments in our business that complement or enhance our strategic position, services, geographical footprint or assets, or otherwise drive shareholder value. Our debt to total capitalization ratio was 63.0% and 65.8% at December 31, 2007 and 2006, respectively.
Subsequent events –
In January 2008, we repaid $161.2 million of our 6.375% senior notes at the stated maturity with available cash. We also completed an offering of $33.9 million variable rate, unsecured tax-exempt bonds maturing in 2024. Proceeds from the tax-exempt bonds are used to finance qualifying expenditures at our landfills, transfer and hauling facilities.
On February 13, 2008, we paid to the IRS $196 million for tax and interest related to our 1999 income tax return. This payment does not represent a settlement with respect to the potential tax, interest or penalty related to this matter nor does it prevent us from contesting the IRS tax adjustment applicable to our 1999 taxable year in a federal refund action.
At the end of January 2008, we reduced our workforce by approximately 2%. In mid-February 2008, we realigned our organizational structure and reduced the number of our geographic regions from five to four. The workforce adjustment demonstrates the operating efficiencies realized from our standardized practices. The regional realignment reflects the development of our management team and organizational effectiveness and will allow us to redirect resources into other areas of the business to derive additional future benefits. We anticipate estimated labor savings from these actions of approximately $20 million, net of the related restructuring charge of approximately $10 million, which will be incurred in the first quarter of 2008.

Results of Operations
The following table sets forth our results of operations and percentage relationship that the various items bear to revenues for the periods indicated (in millions, except percentages).
Statement of Operations Data:

	Year Ended December 31,
	2007		2006		2005
Revenues	$6,068.7	100.0%	$5,908.5	100.0%	$5,612.2	100.0%
Cost of operations	3,787.1	62.4	3,786.4	64.1	3,654.6	65.1
Selling, general and administrative expenses	631.9	10.4	587.3	9.9	510.2	9.1
Depreciation and amortization	553.5	9.1	557.7	9.4	543.6	9.7
Loss from divestitures and asset impairments	40.5	0.7	22.5	0.4	—	—

Operating income	1,055.7	17.4	954.6	16.2	903.8	16.1
Interest expense and other	538.4	8.9	563.4	9.6	583.1	10.4

Income from continuing operations before income taxes	517.3	8.5	391.2	6.6	320.7	5.7
Income tax expense	207.1	3.4	235.3	4.0	131.1	2.3
Minority interests	0.4	0.0	0.1	0.0	(0.2)	0.0

Income from continuing operations	309.8	5.1	155.8	2.6	189.8	3.4
Discontinued operations, net of tax	(36.2)	(0.6)	5.1	0.1	14.8	0.2
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(0.8)	0.0

Net income	273.6	4.5	160.9	2.7	203.8	3.6
Dividends on preferred stock	(37.5)	(0.6)	(42.9)	0.7	(52.0)	0.9

Net income available to common shareholders	$236.1	3.9	$118.0	2.0%	$151.8	2.7%

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
The following table shows our total reported revenues by service line. Intercompany revenues have been eliminated.
Revenues by service line (in millions):

	Year Ended December 31,
	2007	2006	2005
Collection
Residential	$1,201.6	$1,190.0	$1,172.2
Commercial	1,535.5	1,457.0	1,356.7
Roll-off (1)	1,290.3	1,304.5	1,223.8
Recycling	210.2	189.8	186.4

Total Collection	4,237.6	4,141.3	3,939.1

Disposal
Landfill	832.7	839.2	798.4
Transfer	436.0	423.1	420.7

Total Disposal	1,268.7	1,262.3	1,219.1

Recycling – Commodity	257.2	212.2	219.7

Other(2)	305.2	292.7	234.3

Total Revenues	$6,068.7	$5,908.5	$5,612.2

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(2)	Consists primarily of revenue from our National Accounts business where the work has been subcontracted, revenue generated from transporting waste via railway or truck and revenue from liquid waste disposal.

Our operations are not concentrated in any one geographic region. At December 31, 2007, we operated in 124 markets in 37 states and Puerto Rico. Our regional teams focus on developing local markets in which we can operate a vertically integrated operation and maximize operating efficiency. As a result, we may choose not to operate in a market where our business objectives cannot be met. Effective October 1, 2005, we modified our field organizational structure by reducing the number of our operating regions to five from nine, realigning some of our districts among the regions and increasing our regional support staff to add functional expertise and oversight in areas that are aligned with our strategic value drivers.
The following table shows our revenues by geographic region in total and as a percentage of total revenues.
Revenues by region (1) (in millions, except percentages):

	Year Ended December 31,
	2007		2006		2005
Midwestern	$1,236.4	20.4%	$1,210.3	20.4%	$1,175.2	20.9%
Northeastern	1,258.3	20.7	1,256.6	21.3	1,247.2	22.2
Southeastern	965.1	15.9	965.5	16.3	900.8	16.1
Southwestern	1,027.4	16.9	991.6	16.8	939.6	16.7
Western	1,435.3	23.7	1,351.2	22.9	1,265.4	22.6
Other(2)	146.2	2.4	133.3	2.3	84.0	1.5

Total Revenues	$6,068.7	100.0%	$5,908.5	100.0%	$5,612.2	100.0%

(1)	See discussion in Note 17, Segment Reporting, to our consolidated financial statements.

(2)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a regional basis.
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
The following table provides the components of our cost of operations and as a percentage of revenues (in millions, except percentages):

	Year Ended December 31,
	2007		2006		2005
Labor and related benefits	$1,078.9	17.8%	$1,092.0	18.5%	$1,090.1	19.4%
Transfer and disposal costs	452.5	7.5	475.3	8.0	471.9	8.4
Maintenance and repairs	482.5	8.0	491.5	8.3	485.5	8.7
Transportation and subcontractor costs	505.8	8.3	507.4	8.6	446.6	8.0
Fuel	308.7	5.1	291.6	4.9	235.8	4.2
Disposal and franchise fees and taxes	362.0	6.0	365.5	6.2	347.7	6.2
Landfill operating costs	162.1	2.7	148.0	2.5	147.6	2.6
Risk management	154.1	2.5	166.0	2.8	171.0	3.0
Cost of goods sold	73.9	1.2	54.3	0.9	45.2	0.8
Other	206.6	3.3	194.8	3.4	213.2	3.8

Total cost of operations	$3,787.1	62.4%	$3,786.4	64.1%	$3,654.6	65.1%

Selling, general and administrative expenses. Selling, general and administrative expenses include salaries, health and welfare benefits and incentive compensation for corporate and field general management, field support functions, sales force, accounting and finance, legal, management information systems and clerical and administrative departments. It also includes rent and office costs, fees for professional services provided by third parties, such as accountants, lawyers and consultants, provisions for estimated uncollectible accounts receivable and other expenses such as marketing, investor and community relations, directors’ and officers’ insurance, employee relocation, travel, entertainment and bank charges.
The following table provides the components of our selling, general and administrative costs and as a percentage of revenues (in millions, except percentages):

	Year Ended December 31,
	2007		2006		2005
Salaries	$396.4	6.5%	$358.7	6.1%	$319.6	5.7%
Rent and office costs	39.2	0.6	40.3	0.7	40.2	0.7
Professional fees	64.8	1.1	56.9	1.0	50.7	0.9
Provision for doubtful accounts	19.9	0.3	18.3	0.3	17.8	0.3
Other	111.6	1.9	113.1	1.8	81.9	1.5

Total selling, general and administrative expenses	$631.9	10.4%	$587.3	9.9%	$510.2	9.1%

Depreciation and amortization. Depreciation and amortization includes depreciation of fixed assets and amortization of costs associated with the acquisition, development and retirement of landfill airspace and intangible assets. Depreciation is provided on the straight-line method over the estimated useful lives of assets. The estimated useful lives of assets are: buildings and improvements (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (4-8 years). For building improvements, the depreciable life can be the shorter of the improvements’ estimated useful lives or related lease terms. Landfill assets are amortized at a rate per ton of waste disposed. (See Critical Accounting Judgments and Estimates and Note 1, Organization and Summary of Significant Accounting Policies, to our consolidated financial statements in Item 8 of this Form 10-K for a discussion of landfill accounting.) Depreciation expense of vehicles increases as fully-depreciated trucks are replaced by new vehicles. Landfill assets are amortized at a rate per ton of waste disposed. Amortization of landfill assets is impacted by several factors including rates of inflation, landfill expansions and compaction rates.
The following tables provide the components of our depreciation and amortization and as a percentage of revenues (in millions, except percentages):

	Year Ended December 31,
	2007		2006		2005
Depreciation of fixed assets	$323.2	5.3%	$311.5	5.3%	$298.1	5.3%
Landfill and other amortization	230.3	3.8	246.2	4.1	245.5	4.4

Total depreciation and amortization	$553.5	9.1%	$557.7	9.4%	$543.6	9.7%

Landfill disposal capacity and operating lives. We had available landfill disposal capacity of approximately 2.9 billion tons as of December 31, 2007. We classify this disposal capacity as either permitted (having received the final permit from the governing authorities) or probable expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is probable. Throughout the year, 1 landfill was closed and 1 was divested, leaving 161 active landfills as of December 31, 2007. The number of sites with probable expansion disposal capacity increased to 25 from 21 in the prior year as new probable expansions were added at 10 sites and 6 sites were reclassified from probable expansion due to successful expansions. In addition to these 6 sites, we had increases in overall permitted capacity at 13 sites where the disposal capacity was not previously classified as probable expansion. (See Critical Accounting Judgments and Estimates and Note 1, Organization and Summary of Significant Accounting Policies, for our requirements to classify disposal capacity as probable expansion.)

The following table reflects disposal capacity activity for active landfills we owned or operated for the year ended December 31, 2007 (disposal capacity in millions of tons):

		Probable
	Permitted	Expansion
	Disposal	Disposal	Total Disposal
	Capacity	Capacity	Capacity
Balance as of December 31, 2006	2,527.3	278.1	2,805.4
Acquisitions, divestitures and closures	63.0	1.1	64.1
Additions to probable expansion disposal capacity	—	28.5	28.5
Net change to permitted disposal capacity	50.1	(33.9)	16.2
Disposal capacity consumed	(73.2)	—	(73.2)
Changes in engineering estimates (1)	68.5	14.0	82.5

Balance as of December 31, 2007	2,635.7	287.8	2,923.5

(1)	Relates primarily to increased density of waste at our landfills resulting from improved operational procedures, optimization of daily cover materials and improved utilization of compaction equipment.
The following table reflects the estimated remaining operating lives of our landfill assets based on available disposal capacity using current annual volumes:

	At December 31, 2007		At December 31, 2006
	Number of Sites	Percent of Total	Number of Sites	Percent of Total
0 to 5 years	23	14%	31	19%
5 to 10 years	8	5	8	5
10 to 20 years	42	26	47	29
20 to 40 years	48	30	38	23
40+ years	40	25	39	24

Total	161	100%	163	100%

Interest expense and other includes the following components (in millions):

	Year Ended December 31,
	2007	2006	2005
Interest expense and other
Interest expense, gross	$486.5	$526.2	$519.8
Interest income	(5.9)	(4.2)	(3.0)
Interest capitalized for development projects	(19.2)	(17.2)	(14.1)
Accretion of debt and amortization of debt issuance costs	20.5	21.8	22.7
Costs incurred to early extinguish debt	59.6	41.3	62.6
Interest expense allocated to discontinued operations	(3.1)	(4.5)	(4.9)

Total interest expense and other from continuing operations	$538.4	$563.4	$583.1

Years Ended December 31, 2007 and 2006
Revenues. Revenues increased 2.7% over the prior year. The revenue increase within the collection business was primarily attributable to the increases in the commercial and recycling lines of business. Disposal revenue increased as the increase in transfer revenue more than offset the decrease in landfill revenue. Recycling — commodity revenue increased due to cardboard and newspaper commodity price increases. Other revenue increased as a result of increases associated with the subcontracted portion of our National Accounts.
Following is a summary of the change in revenues (in millions):

Reported revenues in 2006	$5,908.5
Core business organic growth
Increase from average base per unit price change	306.9
Increase from fuel recovery fees	25.4
Decrease from net volume change	(191.6)
Net divested revenues and adjustments	(11.6)
Increase in recycling and other	31.1

Reported revenues in 2007	$6,068.7

We analyze our revenue by organic growth, which excludes the effect of net divested revenues and adjustments, and revenue from recycling and other. We generated organic revenue growth of 2.5% and 6.8% during 2007 and 2006, respectively.
Revenue increased $332.3 million, or 6.0% from core business pricing growth during 2007. Within the collection business, average per unit pricing increased 8.5%, 4.9%, 3.8% and 14.6%, respectively, in the commercial, roll-off, residential and recycling collection lines of business. Within the disposal line of business, landfill and transfer average per unit pricing increased 6.0% and 5.7%, respectively. The fuel recovery fee program, implemented in 2005 to mitigate our exposure to increases in fuel prices, generated $25.4 million, or 7.6% of the total price growth in 2007. This fee fluctuates with the price of fuel and, consequently, any increase in fuel prices would result in an increase in our revenue, which should be more than offset by an increase in our fuel expense.
Core business volume decreased 3.5% for 2007 compared to prior year, primarily due to volume decreases in the roll-off and landfill lines of business. Within the collection business, the commercial, roll-off, residential and recycling collection lines of business experienced volume declines of 2.1%, 6.1%, 2.7% and 4.8% during 2007. Within the disposal business, landfill and transfer volume decreased 7.3% and 1.2%, respectively. The volume decreases were primarily attributable to conditions reflective of the general economy, in particular the decline in the housing market, and to a lesser extent, customer loss from pricing increases.
Cost of operations. Cost of operations in 2007 remained comparable to the prior year, driven by decreases in transfer and disposal costs, labor costs and risk management expenses, partially offset by increases in cost of goods sold, landfill operating costs and fuel expenses. Transfer and disposal costs decreased primarily due to volume decreases during the year. The decrease in labor costs is attributable to lower volume as well as the continued benefits from our headcount reduction initiative in 2006 and our operating efficiency programs. The decrease in risk management expenses was attributable to favorable adjustments associated with risk and health insurance resulting from favorable claims experience. Cost of goods sold increased in 2007 due to increases in commodity pricing. The increase in landfill operating costs is primarily attributable to increased accretion expense, landfill maintenance and higher leachate costs.
Fuel costs increased due to higher market rates, partially offset by decline in volume. Our fixed price purchase contracts expired as of March 31, 2006, and, unless new contracts are executed, all future fuel purchases will be at market rates. When economically practical, we may enter into new or renew contracts, or engage in other strategies to mitigate market risk. We expect that our fuel recovery fee will offset a portion of the volatility in fuel costs arising from future market price fluctuations. At December 31, 2007, approximately 57% of our customers participated in the fuel recovery fee program.
Selling, general and administrative expenses. Selling, general and administrative expenses increased 7.6% in 2007 as compared to 2006 primarily due to increases in salaries and professional fees. The increase in salaries included the impact of annual compensation adjustments and higher incentive compensation as a result of improved performance in 2007. The increase in professional fees in 2007 was attributable to our pricing and procurement initiatives, billing system conversion and organizational development activities during the year.
Depreciation and amortization. Depreciation and amortization expense decreased 0.8% in 2007 as compared to 2006. Depreciation expense related to vehicles and equipment increased primarily due to increases in capital expenditures in recent years. Landfill amortization decreased in 2007 compared to the prior year due to reduced landfill amortization rates and disposal volume.
Loss from divestitures and asset impairments. During 2007, we recognized loss on divestitures and asset impairments of $40.5 million. Divestitures throughout the year which did not qualify as discontinued operations generated a net loss of $13.4 million, of which $16.2 million related to the divestiture of certain operations in the Southeastern region in the third quarter of 2007. Also during 2007, we completed the evaluation of the long-term closure and post-closure obligations at one of our landfills in the Midwestern region that, until recently, was managed by a third party according to a partnership agreement. The evaluation indicated an increase in the asset retirement obligation and a resulting impairment of the landfill asset totaling $24.5 million. During 2006, we recorded losses of approximately $22.5 million related to divestitures and asset impairments. Asset sales, completed as a result of our market rationalization focus, generated a loss of approximately $7.6 million. These losses primarily related to operations in our Northeastern and Midwestern regions. During 2006, we also recorded landfill asset impairment charges of approximately $9.7 million as a result of management’s decision to discontinue development and/or operations of three landfill sites. Additionally, during 2006 we recognized a $5.2 million expense associated with the relocation of our operations support center.
Interest expense and other. Gross interest expense decreased 7.5% during 2007 as a result of debt repayments and the refinancing of debt at lower interest rates. In connection with the repayment and refinancing transactions during 2007 and 2006, we incurred costs to early extinguish and refinance debt of $59.6 million and $41.3 million, respectively, relating to premiums paid, write-off of deferred financing and other costs.
Income tax expense. The effective tax rate for 2007 was 40.1% compared to 60.2% in 2006. Income tax expense decreased by $28.2 million or 12.0% from $235.3 million in 2006 to $207.1 million in 2007 as a result of $24.6 million of income tax benefits recognized in 2007 and the absence in 2007 of $58.2 million of income tax charges recognized in 2006, partially offset by increased income tax expense in 2007 associated with higher pre-tax income. The income tax benefits recognized in 2007 included $17.0 million from the reversal of previously accrued interest expense on uncertain tax matters as a result of favorable developments during the year, and $7.6 million relating primarily to state tax adjustments. The income tax charges recognized in 2006 included $21.5 million of interest expense on previously recorded liabilities under review by the applicable taxing authorities, $13.4 million in adjustments relating to state tax matters attributable to prior years, a $12.0 million increase in our valuation allowance for state net operating loss carryforwards and $11.3 million relating primarily to adjustments of state income taxes.
Discontinued operations. During 2007, we sold certain operations in the Midwestern and Southeastern regions for net proceeds of approximately $159.3 million. The results of these operations, including those related to prior years, have been classified as discontinued operations in the accompanying consolidated financial statements. We recognized losses from discontinued operations, net of tax, of $38.0 million primarily from the write-off of goodwill in 2007. There were no divestitures in 2006 that had been presented as discontinued operations. In 2007 and 2006, we recognized net income from discontinued operations of $1.8 million and $5.1 million, respectively.
Dividends on preferred stock. Dividends on preferred stock were $37.5 million and $42.9 million in the years ended December 31, 2007 and 2006, respectively. The decrease of $5.4 million in 2007 resulted from the conversion of Series C mandatory convertible preferred stock (Series C preferred stock) on April 1, 2006 into approximately 34.1 million shares of common stock, eliminating approximately $21.6 million in annual dividends.
Years Ended December 31, 2006 and 2005
Revenues. Revenues increased 5.3% over the prior year, as all lines of business increased except for recycling — commodity. The revenue increase within the collection business was primarily driven by increases in the commercial and roll-off lines of business. The revenue increase within the disposal business was primarily attributable to landfill revenue increases. Recycling revenue decreased due to cardboard and newspaper commodity price declines as well as volume declines. Other revenue increased as a result of waste volume increases associated with the subcontracted portion of our National Accounts.

Following is a summary of the change in revenues (in millions):

Reported revenues in 2005	$5,612.2
Core business organic growth
Increase from average base per unit price change	197.9
Increase from fuel recovery fees	99.3
Increase from net volume change	54.8
Net divested revenues and adjustments	(57.6)
Increase in recycling and other	1.9

Reported revenues in 2006	$5,908.5

During the year ended December 31, 2006, we generated organic revenue growth of 6.8%, of which $297.2 million or 5.7% was attributable to our average price per unit on core business. Our continued price growth reflected the results of pricing increases implemented throughout the year. Within the collection business, average per unit pricing increased 7.2%, 7.2%, 3.4% and 13.1%, respectively, in the commercial, roll-off, residential and recycling collection lines of business for the year ended December 31, 2006. Within the disposal line of business, landfill and transfer average per unit pricing increased 4.5% and 4.1%, respectively. The fuel recovery fee program, implemented in 2005 to mitigate our exposure to increases in fuel prices, generated 33% of the total price growth for the year ended December 31, 2006. This fee fluctuates with the price of fuel; and, consequently, fuel price declines would result in a decrease in our revenue, which would be more than offset by a decrease in our fuel expense.
Core business volume growth was 1.1% compared to the prior year, primarily driven by volume increases related to subcontract and transportation revenues. Within the collection business, the commercial and roll-off lines of business experienced volume increases of 1.0% and 1.1%, respectively. Volume for the residential line of business decreased slightly while recycling collection volume declined 6.5% during 2006. Within the disposal business, both landfill and transfer volumes decreased by 0.7%. The decline in landfill volume was primarily due to reductions in special waste volumes in the current year. We improved our pricing structure and return criteria for special waste jobs in an effort to improve the returns on this area of landfill volume. Subcontract and transportation volume increased 50.2% and 9.5%, respectively, primarily driven by the growth associated with our National Accounts in 2006.
Cost of operations. Cost of operations increased 3.6% in 2006 compared to the prior year, driven by increases in fuel, transportation and subcontractor costs, partially offset by decreases in risk management and other expenses. The increase in transportation and subcontractor costs primarily reflected our volume growth in our National Accounts and fuel cost increases. Risk management costs decreased due to favorable adjustments associated with risk and health insurance resulting from favorable claims experience. Other expense decreased partly as a result of an $8 million favorable adjustment to our environmental reserves in 2006, primarily due to the selection by the U.S. Environmental Protection Agency of a lower cost remediation plan for a Superfund site at which we are a potentially responsible party.
Fuel costs increased because of higher fuel prices and the expiration of certain fixed price purchase contracts. A significant portion of these contracts expired in early 2005. Our fixed price purchase contracts expired as of March 31, 2006, and, unless new contracts are executed, all future fuel purchases will be at market rates. For the year ended December 31, 2006, the contracts in place reduced fuel costs by $5.9 million when compared to then current market prices. We expect that our fuel recovery fee will offset a portion of the volatility in fuel costs arising from future market price fluctuations. At December 31, 2006, approximately 57% of our customers participated in the fuel recovery fee program.
Labor costs remained constant in 2006 primarily due to our on-going labor efficiency efforts. Maintenance and repairs costs increased only slightly compared to the same period in the prior year primarily due to the increased level of vehicle purchases and improved maintenance practices in the prior two years. These costs actually declined in the second half of 2006 compared to the same period in 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 15.1% in 2006 as compared to 2005 primarily relating to salaries, professional fees and other expenses. The increase in salaries included the impact of higher incentive compensation resulting from improved performance in 2006, severance costs associated with an initiative to control labor costs and other unrelated separations that occurred during 2006. In addition, the increase in salaries in 2006 also reflected the impact of normal inflation, benefits costs and stock option expense recognized due to the adoption of SFAS 123(R) as of January 1, 2006. Professional fees increased as a result of consulting fees related to initiatives to standardize sales programs, invest in National Accounts systems improvements and implement procurement programs during the year. The increase in other expense was primarily attributable to a $22.1 million reversal of litigation reserves during 2005.
Depreciation and amortization. Depreciation and amortization expense increased 2.6% in the year ended December 31, 2006 as compared to 2005. Depreciation expense related to vehicles and equipment increased primarily due to increases in capital expenditures in recent periods. For the year ended December 31, 2006, landfill amortization increased slightly due to increased amortization rates, partially offset by volume decreases.
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
Interest expense and other. Interest expense and other decreased by 3.4% in 2006 as compared to 2005. Gross interest expense increased slightly during the year as a result of rising interest rates on the variable portion of our debt, offset by lower debt levels as a result of our continued de-leveraging strategy and the refinancing of debt at lower interest rates in the first quarter of 2005 and second quarter of 2006. In connection with the refinancing transactions, we incurred costs to early extinguish and refinance debt of $41.3 million and $62.6 million, respectively, during the years ended December 31, 2006 and 2005.
Income tax expense. The effective tax rate for 2006 was 60.2% compared to 40.9% in 2005. Income tax expense increased by $104.2 million or 79.3% from $131.1 million in 2005 to $235.3 million in 2006 primarily due to increased pre-tax income. Other factors contributing to the increase included $21.5 million of interest expense on previously recorded liabilities under review by the applicable taxing authorities, $13.4 million in adjustments relating to state tax matters attributable to prior years, a $12.0 million increase in our valuation allowance for state net operating loss carryforwards and $11.3 million relating primarily to adjustments of state income taxes. In 2005, income tax expense was reduced by a $25.5 million benefit related to additional stock basis associated with a divestiture.
Discontinued operations. Discontinued operations in 2006 relate to our sale certain operations in the Midwestern and Southeastern regions in 2007 and our sale of hauling, transfer and recycling operations in Florida, as well as the stock of an unrelated immaterial subsidiary in a single transaction during the first quarter of 2007. There were no divestitures during 2006 that have been presented as discontinued operations. Discontinued operations in 2006 included $8.3 million of pre-tax income from operations ($5.1 million income, net of tax).
Dividends on preferred stock. Dividends on preferred stock were $42.9 million and $52.0 million for the years ended December 31, 2006 and 2005, respectively. The decrease of $9.1 million for the year ended December 31, 2006 resulted from the conversion of the Series C preferred stock into approximately 34.1 million shares of common stock on April 1, 2006, eliminating approximately $21.6 million of annual dividends. This decrease was partially offset as a result of having the Series D mandatory convertible preferred stock (Series D preferred stock) issued in March 2005 outstanding for the full year.
Liquidity and Capital Resources
Our capital structure consists of 63% debt and 37% equity at December 31, 2007. The majority of our debt was incurred to acquire solid waste companies between 1990 and 2000. We incurred and assumed over $11 billion of debt to acquire BFI in 1999. Since the acquisition of BFI, we have repaid debt with cash flow from operations, asset sales and the issuance of equity. We intend to continue to use our cash flows after capital expenditures to improve long-term shareholder returns. This could include continued debt payment, investments in operating assets and strategic assets or other investments in our business. We believe that additional debt repayment should reduce our cost of debt, increase liquidity and provide more flexibility in evaluating the most appropriate use of our cash flow to improve shareholder value.
We may refinance or repay portions of our debt to maintain a capital structure that supports our operating plan, as well as continue to seek opportunities to extend our maturities in the future with actions that are economically beneficial. The potential alternatives include continued application of cash flow from operations, asset sales and capital markets transactions. We continue to evaluate the performance of and opportunities to divest operations that do not maximize operating efficiencies or provide an adequate return on invested capital. Capital markets transactions could include issuance of debt with longer maturities, issuance of equity, or a combination of both.
We generally meet operational liquidity needs with operating cash flows. Our liquidity needs are primarily for working capital, capital expenditures for vehicles, containers and landfill development, capping, closure, post-closure and environmental expenditures, debt service costs, cash taxes, and scheduled debt maturities.
When we cannot meet our short-term liquidity needs with operating cash flow, we meet those needs with borrowings under our 2005 Credit Facility. We have a $1.575 billion commitment until 2012 under our 2005 Credit Facility, which we believe is adequate to meet our liquidity needs based on current conditions. At December 31, 2007, we had no loans outstanding and $352.4 million in letters of credit drawn on the 2005 Revolver, leaving approximately $1.223 billion of availability capacity. Both the $25 million Incremental Revolving Letter of Credit Facility and $485 million Institutional Letter of Credit Facility were fully utilized at December 31, 2007. During the third and fourth quarters of 2007, we made prepayments of $203 million and $95 million, respectively, on the 2005 Term Loan. These payments were made with excess cash flow from operations and proceeds from the increase in our securitization program and the sale of assets.

Our cash flows from operating, investing and financing activities for the last three years were as follows (in millions):

	Years Ended December 31,
	2007	2006	2005
Operating Activities:
Net income	$273.6	$160.9	$203.8
Discontinued operations, net of tax	36.2	(5.1)	(14.8)
Non-cash expenses (1)	794.1	811.2	702.1
Change in working capital (2)	(15.7)	(78.8)	(132.4)
Capping, closure, post-closure and environmental expenditures, net of accretion	(22.0)	(35.9)	(41.1)

Cash provided by operating activities from continuing operations	1,066.2	852.3	717.6

Investing Activities:
Proceeds from divestitures less the cost of acquisitions, net of cash divested/acquired (3)	80.7	50.4	0.9
Proceeds from sale of fixed assets	25.8	21.7	20.2
Capital expenditures, excluding acquisitions	(670.0)	(661.1)	(685.6)
Capitalized interest	(19.2)	(17.2)	(14.1)
Change in deferred acquisition costs, notes receivable and other	—	4.6	6.1

Cash used for investing activities from continuing operations	(582.7)	(601.6)	(672.5)

Financing Activities:
Net proceeds from sale of Series D preferred stock	—	—	580.8
Proceeds from long-term debt, net of issuance costs	1,502.2	1,239.3	3,043.5
Payments of long-term debt	(1,914.1)	(1,438.4)	(3,740.2)
Payment of preferred stock dividends	(37.5)	(48.3)	(48.9)
Net receipts from restricted trust	90.7	—	—
Net proceeds from sale of common stock, exercise of stock options and other	23.9	23.6	97.4

Cash used for financing activities from continuing operations	(334.8)	(223.8)	(67.4)

Cash (used for) provided by discontinued operations	(11.9)	11.1	10.4

Increase (decrease) in cash and cash equivalents	$136.8	$38.0	$(11.9)

(1)	Consists principally of provisions for depreciation and amortization, stock-based compensation expense, allowance for doubtful accounts, accretion of debt and amortization of debt issuance costs, write-off of deferred debt issuance costs, non-cash reduction in acquisition accruals, non-cash asset impairments and loss on divestitures, non-cash gain on sale of fixed assets, deferred income taxes and cumulative effect of change in accounting principle, net of tax.

(2)	Includes the net change in checks outstanding related to our primary disbursement account of $13.1 million, $47.3 million and $21.9 million at December 31, 2007, 2006 and 2005, respectively, which was previously classified with financing activities, See Note 1, Organization and Summary of Significant Accounting Policies.

(3)	During 2007, we acquired solid waste operations representing approximately $34.5 million ($34.5 million, net of intercompany eliminations) in annual revenues and sold operations representing approximately $150.7 million ($132.2 million, net of intercompany eliminations) in annual revenues. During 2006, we acquired solid waste operations representing approximately $8.3 million ($8.2 million, net of intercompany eliminations) in annual revenues and sold operations representing approximately $116.2 million ($103.6 million, net of intercompany eliminations) in annual revenues. During 2005, we acquired solid waste operations representing approximately $19.5 million ($19.5 million, net of intercompany eliminations) in annual revenues and sold operations representing approximately $16.4 million ($16.4 million, net of intercompany eliminations) in annual revenues.
Cash provided by operating activities from continuing operations increased 25% in 2007 compared to 2006. The increase was primarily due to an increase in net income after adjusting for the impact of deferred taxes and a decreased use of working capital of approximately $22.0 million, primarily related to the timing of operating activities and capital expenditure disbursements. Cash used for investing activities declined by 3% over 2006, as a result of the increase of approximately $30.3 million in proceeds from divestitures, net of costs of acquisitions offset by slightly higher capital expenditures. Higher repayments offset by higher proceeds from long-term debt and net receipts from restricted trust are the primary drivers in the 50% increase of cash used for financing activities.

Following is a summary of the primary sources and uses of cash during 2007, 2006 and 2005 (in millions):

Sources of cash:	2007	2006	2005
Cash provided by continuing operations	$1,066.2	$852.3	$717.6
Net proceeds from issuance of common stock and exercise of stock options	23.9	23.6	97.4
Net proceeds from issuance of preferred stock	—	—	580.8
Decrease in cash balance	—	—	11.9
Net receipts from restricted trust	90.7	—	—
Net proceeds from divestitures, net of acquisitions	80.7	50.4	0.9
Proceeds from the sale of fixed assets	25.8	21.7	20.2

Total	$1,287.3	$948.0	$1,428.8

Uses of cash:	2007	2006	2005
Capital expenditures	$670.0	$661.1	$685.6
Debt repayments, net of debt proceeds	390.0	187.4	666.8
Debt issuance costs	21.9	11.7	29.9
Increase in cash balance	136.8	38.0	—
Payment of preferred stock cash dividends	37.5	48.3	48.9
Other non-operating net cash outflows (inflows)	31.1	1.5	(2.4)

Total	$1,287.3	$948.0	$1,428.8

Capital expenditures. In addition to funding our working capital needs and reducing debt, we are committed to efficiently investing in our capital asset base. Our goal is to generate returns that are above our weighted average cost of capital. Our capital expenditures are primarily for the construction and build-out of our landfills, for the vehicles and containers used by our collection operations and for heavy equipment used in both our collection and landfill operations. We maintain a level of annual capital expenditures in order to control repair and maintenance costs, improve productivity and improve quality of customer service. We expect our capital expenditures to be approximately $650 million in 2008. We expect this investment, along with improved maintenance practices, to reduce the total cost of our truck fleet ownership.
Following is a summary of capital expenditures for the years ended December 31 (in millions):

	2007	2006	2005
Vehicles, containers and heavy equipment	$346.4	$361.4	$370.1
Landfill development	266.1	247.2	264.7
Other (1)	57.5	52.5	50.8

Total capital expenditures, excluding acquisitions	$670.0	$661.1	$685.6

(1)	Includes land and improvements, buildings and improvements, and furniture and office equipment.
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
Significant financing events in 2007. In March 2007, we issued $750 million of 6.875% senior notes due 2017 and used the proceeds to fund a portion of our tender offer for our 8.50% senior notes due 2008. We completed an amendment to our 2005 Credit Facility, which included re-pricing the 2005 Revolver and a two-year maturity extension for all facilities under the 2005 Credit Facility. The interest rate and fees for borrowings and letters of credit under the 2005 Revolver were reduced by 75 basis points. In addition, our fee for the unused portion of the 2005 Revolver was reduced by 37.5 basis points. We expensed approximately $45.4 million of costs related to premiums paid, write-off of deferred financing and other costs in connection with these transactions. We expect the refinancing transactions to generate approximately $15 million in annual interest savings.
In May 2007, we renewed and increased our accounts receivable securitization program from $230 million to $300 million. Additionally, we increased the accounts receivable securitization program by $100 million to $400 million in October 2007. During the third and fourth quarters of 2007, we made prepayments of $203 million and $95 million, respectively, on the 2005 Term Loan. These payments were made with excess cash flow from operations and proceeds from the upsizing of our securitization program and the sale of assets.
In September 2007, we redeemed $250 million of 9.25% senior notes due 2012 with available cash and a temporary borrowing under the 2005 Revolver. We expensed $13.3 million of costs related to premiums paid, write-off of deferred financing and other costs in connection with the redemption. We expect the bond redemption to generate approximately $5 million in annual interest savings.
Throughout 2007, we completed four offerings of unsecured tax-exempt bonds with an aggregate value of $116.8 million, the proceeds of which are used to finance qualifying expenditures at our landfills, transfer and hauling facilities. The tax-exempt bonds mature between 2015 and 2018.
Contractual Obligations and Commitments
Following is a summary of our debt structure and the associated interest cost (in millions, except percentages):

	December 31, 2007			December 31, 2006
	Ending	Effective	Annual	Ending	Effective	Annual
	Debt	Interest	Interest	Debt	Interest	Interest
Debt Instrument	Balance	Rate (1)	Expense	Balance	Rate (1)	Expense
Revolving credit facility (2)	$—	6.98%	$11.5	$—	8.81%	$19.6
2005 Term loans	806.7	6.75	70.0	1,105.0	7.34	88.3
Senior secured notes	4,399.8	7.20	341.4	4,644.6	7.60	363.1
Senior unsecured notes	400.0	7.55	30.2	400.0	7.55	30.2
Senior subordinated convertible debenture	230.0	4.34	10.0	230.0	4.34	10.0
Receivables secured loan	393.7	6.37	17.2	230.0	6.02	13.1
Other	412.7	6.21	24.9	301.0	6.95	22.8

Total	$6,642.9	6.96	$505.2	$6,910.6	7.37	$547.1

(1) Includes the effect of our interest costs incurred, amortization of deferred debt issuance costs and premiums or discounts.
(2) Reflects weighted average interest rate and excludes fees. There were no borrowings outstanding at December 31, 2007 and 2006; the rate presented is the average of the Adjusted LIBOR rate and the ABR plus applicable margins.
The following table outlines what we regard as our material, fixed, non-cancelable contractual cash obligations, their payment dates and expirations. Amounts related to operating leases and purchase obligations are not recorded as a liability on our December 31, 2007 consolidated balance sheet and will be recorded as appropriate in future periods. This table excludes certain obligations that we have reflected on our consolidated balance sheet, such as pension obligations of $11.6 million, environmental liabilities of $189.6 million and income tax contingencies of $261.7 million for which the timing of payments is not determinable.

Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Recorded obligations:
Long-term debt principal (1)	$555.9	$1.0	$374.1	$675.3	$0.5	$5,097.2	$6,704.0
Long-term debt interest (1)	435.6	435.1	422.8	390.1	369.8	1,715.3	3,768.7
Capital lease principal	1.6	1.4	1.3	1.0	0.7	6.3	12.3
Capital lease interest	1.0	0.9	0.7	0.7	0.6	1.9	5.8
Capping, closure and post- closure obligations	73.2	62.9	73.2	68.0	54.9	3,035.0	3,367.2
Income tax uncertainties	380.7	—	—	—	—	—	380.7
Other long-term liabilities	102.2	65.9	43.7	33.1	24.4	98.2	367.5
Unrecorded obligations:
Operating leases	40.3	34.9	28.5	23.8	19.8	106.4	253.7
Purchase obligations:(2) Royalties	3.2	6.4	8.2	8.7	9.3	169.0	204.8
Disposal related	101.6	65.3	40.9	35.3	31.3	59.3	333.7
Other	63.0	13.0	11.9	9.2	9.1	241.4	347.6

Total cash contractual obligations	$1,758.3	$686.8	$1,005.3	$1,245.2	$520.4	$10,530.0	$15,746.0

(1)	Amount represents scheduled principal and interest due (excluding discounts). Scheduled interest payment obligations are calculated using stated coupons for fixed debt and interest rates effective as of December 31, 2007 for variable rate debt.

(2)	Purchase obligations consist primarily of (i) disposal related agreements which include fixed or minimum royalty payments, host agreements, and take-or-pay and put-or-pay agreements and (ii) other obligations including, committed capital expenditures and consulting services arrangements.
Debt covenants. Our 2005 Credit Facility and the indentures relating to our senior notes contain financial covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. See Note 7, Long-term Debt, to our consolidated financial statements for additional information regarding our primary financial covenants. At December 31, 2007, we were in compliance with all financial and other covenants under our 2005 Credit Facility. We are not subject to any minimum net worth covenants.
Failure to comply with the financial and other covenants under our 2005 Credit Facility, as well as the occurrence of certain material adverse events, would constitute defaults and would allow the lenders under the 2005 Credit Facility to accelerate the maturity of all indebtedness under the related agreement. This could also have an adverse impact on availability of financial assurances. In addition, maturity acceleration on the 2005 Credit Facility constitutes an event of default under our other debt instruments, including our senior notes and, therefore, these would also be subject to acceleration of maturity. If such acceleration of maturities were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under the 2005 Credit Facility for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the 2005 Credit Facility or raise sufficient capital to repay such obligations in the event the maturities are accelerated.
Prepayments. Under our 2005 Credit Facility, if we generate cash flow in excess of specified levels, we must prepay a portion of our Term Loan borrowings annually (prior to the stated maturity). To make these payments, if required, we may have to use the 2005 Revolver to accommodate cash timing differences. Factors primarily increasing Excess Cash Flow, as defined in the 2005 Credit Agreement, could include increases in operating cash flow, lower capital expenditures and working capital requirements, net divestitures or other favorable cash generating activities. In addition, we are required to make prepayments on the 2005 Credit Facility upon completion of certain transactions as defined in the 2005 Credit Agreement, including asset sales and issuances of debt securities.
Financial assurances. We are required to provide financial assurances to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and/or related to our performance under certain collection, landfill and transfer station contracts. We satisfy the financial assurance requirements by providing surety bonds, letters of credit, insurance policies or trust deposits. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by the applicable state environmental regulations, which vary by state. The financial assurance requirements for capping, closure and post-closure costs can either be for costs associated with a portion of the landfill or the entire landfill. Generally, states will require a third party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurances required can, and generally will, differ from the obligation determined and recorded under GAAP. The amount of the financial assurance requirements related to contract performance varies by contract.
Additionally, we are required to provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurances during 2008, although the mix of financial assurance instruments may change.
At December 31, 2007, we had the following financial assurance instruments and collateral in place (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$680.5	$—	$—	$—	$680.5
Surety bonds	644.9	492.5	—	—	1,137.4
Trust deposits	85.5	—	—	—	85.5
Letters of credit (1)	385.3	90.4	245.7	141.0	862.4

Total	$1,796.2	$582.9	$245.7	$141.0	$2,765.8

(1)	These amounts were issued under the 2005 Revolver, the Incremental Revolving Letter of Credit and the Institutional Letter of Credit Facility under our 2005 Credit Facility.
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
Interest Rate Risk Management
We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. Our policy requires that no less than 70% of our total debt is fixed, either directly or effectively, through interest rate swap agreements. At December 31, 2007, approximately 80% of our debt was fixed, all directly.
From time to time, we have entered into interest rate swap agreements for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Our strategy is to use interest rate swap agreements when such transactions will serve to reduce our aggregate exposure and meet the objectives of our interest rate policy. These contracts are not entered into for trading purposes. At December 31, 2007, we had no interest rate swap agreements outstanding.

Contingencies
For a description of our commitments and contingencies, see Note 9, Income Taxes, and Note 15, Commitments and Contingencies, to our consolidated financial statements included under Item 8 of this Form 10-K.
Related Party Transactions
For a description of related party transactions, see Note 16, Related Party Transactions, to our consolidated financial statements included under Item 8 of this Form 10-K.
Critical Accounting Judgments and Estimates
Our consolidated financial statements have been prepared using accounting principles generally accepted in the United States and necessarily include certain estimates and judgments made by management. The following is a list of accounting policies that we believe are the most critical in understanding our financial position and results of operations and that may require management to make subjective or complex judgments about matters that are inherently uncertain. Such critical accounting policies, estimates and judgments are applicable to all of our reportable segments.
We have noted examples of the residual accounting and business risks inherent in these accounting policies. Residual accounting and business risk is defined as the inherent risk that we face after the application of our policies and processes which is generally outside of our control or forecasting ability.
Landfill accounting
Landfill operating costs are treated as period expenses and are not discussed further herein.
Our landfill assets fall into the following two categories, each of which require accounting judgments and estimates:
•	Landfill development costs that are capitalized as an asset.
•	Landfill retirement obligations relating to our capping, closure and post-closure liabilities which result in a corresponding landfill retirement asset.
We use the life-cycle accounting method for our landfills and the related capping, closure and post-closure liabilities. In life-cycle accounting, all capitalizable costs to acquire, develop and retire (close and monitor) a site are recorded as amortization expense as disposal capacity is consumed. Estimates of future landfill disposal capacity are updated periodically (at least annually) based on aerial surveys.
Landfill Development Costs
Site permit. In order to develop, construct and operate a landfill, we are required to obtain permits from various regulatory agencies at the local, state and federal levels. The permitting process requires an initial siting study to determine whether the location is feasible for landfill operations. The initial studies are reviewed by our environmental management group and then submitted to the regulatory agencies for approval.
During the development stage we capitalize certain costs prior to the receipt of all required permits.
Residual risks:
•	Changes in legislative or regulatory requirements may cause changes in the landfill site permitting process. These changes could make it more difficult and/or costly to obtain a landfill permit.

•	Studies performed could be inaccurate which could result in the revocation of a permit and changes to accounting assumptions. Conditions could exist that were not identified in the study, which make the location not feasible for a landfill and could result in the revocation of a permit. Revocation of a permit could impair the recorded value of the landfill asset.
•	Actions by neighboring parties, private citizen groups or others to oppose our efforts to obtain, maintain or expand permits could result in revocation or suspension of a permit, which could adversely impact the economic viability of the landfill and could impair the recorded value of the landfill. As a result of opposition to our obtaining a permit, improved technical information as a project progresses, or changes in the anticipated economics associated with a project, we may decide to reduce the scope of or abandon a project which could result in an asset impairment.
Technical landfill design. Upon receipt of initial regulatory approval, technical landfill designs are prepared. The technical designs, which include the detailed specifications to develop and construct all components of the landfill including the types and quantities of materials that will be required are reviewed by our environmental management group. The technical designs are submitted to the regulatory agencies for approval. Upon approval of the technical designs, the regulatory agencies issue permits to develop and operate the landfill.
Residual risks:
•	Changes in legislative or regulatory requirements may require changes in the landfill technical design. These changes could make it more difficult and/or costly to meet new design standards.
•	Technical design requirements, as approved, may need modifications at some future point in time.
•	Technical designs could be inaccurate and could result in increased construction costs or difficulty in obtaining a permit.
Landfill disposal capacity. Included in the technical designs are factors that determine the ultimate disposal capacity of the landfill. These factors include the area over which the landfill will be developed, the depth of excavation, the height of the landfill elevation and the angle of the side-slope construction. The disposal capacity of the landfill is calculated in cubic yards. This measurement of volume is then converted to a disposal capacity expressed in tons based on a site-specific expected density to be achieved over the remaining operating life of the landfill.
Residual risks:
•	Estimates of future disposal capacity may change as a result of changes in legislative or regulatory design requirements.
•	The density of waste may vary due to variations in operating conditions, including waste compaction practices, site design, climate and the nature of the waste.
•	Capacity is defined in cubic yards but waste received is measured in tons. The number of tons/cubic yard varies by type of waste.
Development costs. The types of costs that are detailed in the technical design specifications generally include excavation, natural and synthetic liners, construction of leachate collection systems, installation of methane gas collection systems and monitoring probes, installation of groundwater monitoring wells, construction of leachate management facilities and other costs associated with the development of the site. We review the adequacy of our cost estimates on an annual basis by comparing estimated costs with third party bids or contractual arrangements, reviewing the changes in year over year cost estimates for reasonableness and comparing our resulting development cost per acre with prior period costs. These development costs, together with any costs incurred to acquire, design and permit the landfill, including capitalized interest, are recorded to the landfill asset on the balance sheet as incurred.

Residual risk:
•	Actual future costs of construction materials and third party labor could differ from the costs we have estimated because of the impact from general economic conditions on the availability of the required materials and labor. Technical designs could be altered due to unexpected operating conditions, regulatory changes or legislative changes.
Landfill development asset amortization. In order to match the expense related to the landfill asset with the revenue generated by the landfill operations, we amortize the landfill development asset over its operating life on a per-ton basis as waste is accepted at the landfill. The landfill asset is fully amortized at the end of a landfill’s operating life. The per-ton rate is calculated by dividing the sum of the landfill net book value plus estimated future development costs (as described above) for the landfill by the landfill’s estimated remaining disposal capacity. The expected future development costs are not inflated or discounted, but rather expressed in nominal dollars. This rate is applied to each ton accepted at the landfill to arrive at amortization expense for the period.
Amortization rates are influenced by the original cost basis of the landfill, including acquisition costs, which in turn is determined by geographic location and market values. We secure significant landfill assets through business acquisitions and value them at the time of acquisition based upon market value. Amortization rates are also influenced by site-specific engineering and cost factors.
Residual risk:
•	Changes in our future development cost estimates or our disposal capacity will normally result in a change in our amortization rates and will impact amortization expense prospectively. An unexpected significant increase in estimated costs or reduction in disposal capacity could affect the ongoing economic viability of the landfill and result in an asset impairment.
On at least an annual basis, we update the estimates of future development costs and remaining disposal capacity for each landfill. These costs and disposal capacity estimates are reviewed and approved by senior operations management annually. Changes in cost estimates and disposal capacity are reflected prospectively in the landfill amortization rates that are updated annually.
Landfill Retirement Obligations
We have two types of retirement obligations related to landfills: (1) capping and (2) closure and post-closure monitoring.
Landfill capping. As individual areas within each landfill reach capacity, we are required to cap and close the areas in accordance with the landfill site permit. These requirements are detailed in the technical design of the landfill siting process described above.
Residual risk:
•	Changes in legislative or regulatory requirements including changes in capping, closure activities or post-closure monitoring activities, types and quantities of materials used, or term of post-closure care could cause changes in our cost estimates.
Closure and post-closure monitoring. Closure costs are costs incurred after a landfill site stops receiving waste, but prior to being certified as closed. After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which generally extends for 30 years. Costs associated with closure and post-closure requirements generally include maintenance of the site and the monitoring of methane gas collection systems and groundwater systems, and other activities that occur after the site has ceased accepting waste. Costs associated with post-closure monitoring generally include groundwater sampling, analysis and statistical reports, third party labor associated with gas system operations and maintenance, transportation and disposal of leachate and erosion control costs related to the final cap.

Landfill retirement obligation liability/asset. Estimates of the total future costs required to cap, close and monitor the landfill as specified by each landfill permit are updated annually. The estimates include inflation, the specific timing of future cash outflows, and the anticipated waste flow into the capping events. Our cost estimates are inflated to the period of performance using an estimate of inflation, which is updated annually (2.5% in both 2007 and 2006).
The present value of the remaining capping costs for specific capping events and the remaining closure and post-closure costs for the landfill are recorded as incurred on a per-ton basis. These liabilities are incurred as disposal capacity is consumed at the landfill.
Capping, closure and post-closure liabilities are recorded in layers and discounted using our credit-adjusted risk-free rate in effect at the time the obligation is incurred (8.0% in 2007 and 8.5% in 2006).
The retirement obligation is increased each year to reflect the passage of time by accreting the balance at the same credit-adjusted risk-free rate that was used to calculate each layer of the recorded liability. This accretion expense is charged to cost of operations. Actual cash expenditures reduce the asset retirement obligation liability as they are made.
A corresponding retirement obligation asset is recorded for the same value as the additions to the capping, closure and post-closure liabilities. The retirement obligation asset is amortized to expense on a per-ton basis as disposal capacity is consumed. The per-ton rate is calculated by dividing the sum of the recorded retirement obligation assets’ net book value and expected future additions to the retirement obligation asset by the remaining disposal capacity. A per-ton rate is determined for each separate capping event based on the disposal capacity relating to that event. Closure and post-closure per-ton rates are based on the total disposal capacity of the landfill.
Residual risks:
•	Actual timing of disposal capacity utilization could differ from projected timing, causing differences in timing of when amortization and accretion expense is recognized for capping, closure and post-closure liabilities.
•	Changes in inflation rates could impact our actual future costs and our total liabilities.
•	Changes in our capital structure or market conditions could result in changes to the credit-adjusted risk-free rate used to discount the liabilities, which could cause changes in future recorded liabilities, assets and expense.
•	Changes in the landfill retirement obligation due to changes in the anticipated waste flow, cost estimates or the timing of expenditures for closed landfills and fully incurred but unpaid capping events are recorded in results of operations prospectively. This could result in unanticipated increases or decreases in expense.
•	Amortization rates could change in the future based on the evaluation of new facts and circumstances relating to landfill capping design, post-closure monitoring requirements, or the inflation or discount rate.
On an annual basis, we update our estimates of future capping, closure and post-closure costs and of future disposal capacity for each landfill. Revisions in estimates of our costs or timing of expenditures are recognized immediately as increases or decreases to the capping, closure and post-closure liabilities and corresponding retirement obligation asset. Changes in the asset resulting in changes to the amortization rates are applied prospectively, except for fully incurred capping events and closed landfills, where the changes are recorded immediately in results of operations since the associated disposal capacity has already been consumed.
Disposal capacity. As described previously, disposal capacity is determined by the specifications detailed in the landfill permit. We classify this disposal capacity as permitted. We also include probable expansion disposal capacity in our remaining disposal capacity estimates, which relate to additional disposal capacity being sought through means of a permit expansion. Probable expansion disposal capacity has not yet received final approval from the applicable regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is probable. Our internal criteria to classify disposal capacity as probable expansion are as follows:
•	We have control of and access to the land where the expansion permit is being sought.
•	All geological and other technical siting criteria for a landfill have been met, or an exception from such requirements has been received (or can reasonably be expected to be received).
•	The political process has been assessed and there are no identified impediments that cannot be resolved.
•	We are actively pursuing the expansion permit and have an expectation that the final local, state and federal permits will be received within the next five years.
•	Senior operations management approval has been obtained.
After successfully meeting these criteria, the disposal capacity that will result from the planned expansion is included in our remaining disposal capacity estimates. Additionally, for purposes of calculating landfill amortization and capping, closure and post-closure rates, we include the incremental costs to develop, construct, close and monitor the related probable expansion disposal capacity.
Residual risk:
•	We may be unsuccessful in obtaining permits for probable expansion disposal capacity because of the failure to obtain the final local, state or federal permits or due to other unknown reasons. If we are unsuccessful in obtaining permits for probable expansion disposal capacity, or the disposal capacity for which we obtain approvals is less than what was estimated, both costs and disposal capacity will change, which will generally increase the rates we charge for landfill amortization and capping, closure and post-closure accruals. An unexpected decrease in disposal capacity could also cause an asset impairment.
Environmental Liabilities
Environmental liabilities arise from contamination existing at our landfills or at third-party landfills or other sites that we (or a predecessor company) have delivered waste to. These liabilities are based on our estimates of future costs that we will incur for remediation activities and the related litigation costs. To estimate our ultimate liability at these sites, we evaluate several factors, including the extent of contamination at each identified site, the most appropriate remedy, the financial viability of other potentially responsible parties and the apportionment of responsibility among the potentially responsible parties. We accrue for costs associated with environmental remediation obligations when such costs are probable and reasonably estimable.
Residual risks:
•	Actual settlement of these liabilities could differ from estimates due to a number of uncertainties, such as the extent of contamination at a particular site, the final remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties.
•	Actual amounts could differ from the estimated liability as a result of changes in estimated future litigation costs to pursue the matter to ultimate resolution including both legal and remedial costs.
•	An unanticipated environmental liability that arises could result in a material charge to operating expense.

We periodically review the status of all environmental matters and update our estimates of the likelihood and amounts of remediation as necessary. As the timing of cash payments for these liabilities is uncertain, the liabilities are not discounted. Changes in the liabilities resulting from these reviews are recorded to operating income in the period in which the change in estimate is made.
Summary:
•	We have determined that the recorded liability for environmental matters as of December 31, 2007 and 2006 of approximately $189.6 million and $217.0 million, respectively, represents the most probable outcome of these matters. Cash paid for environmental matters during 2007 and 2006 was $21.0 million and $20.1 million, respectively.
•	We do not expect that adjustments to estimates, which are reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. However, based on our review of the variability inherent in these estimates, we believe it is reasonably possible that the ultimate outcome of environmental matters, excluding capping, closure and post-closure costs, could result in approximately $17.2 million of additional liability. Due to the nature of these matters, the cash flow impact would not be immediate and would most likely occur over a period greater than five years.
Self-insurance Liabilities and Related Costs
We maintain high deductibles for commercial general liability, automobile liability and workers’ compensation coverages, ranging from $1 million to $3 million. We determine our insurance claim liabilities primarily based upon our past claims experience, which considers both the frequency and settlement amount of claims. Our insurance claim liabilities are recorded on an undiscounted basis.
We are the primary obligor for payment of all claims, therefore we report our insurance claim liabilities on a gross basis in other current and long-term liabilities and any associated recoveries from our insurers in other assets.
As of December 31, 2007 and 2006, we had approximately $284.1 million and $294.6 million of insurance claim liabilities and amounts due from insurers of $24.2 million and $34.5 million on our balance sheet. Cash paid for insurance claims during 2007 and 2006 was $239.3 million and $250.2 million, respectively.
Residual risks:
•	Incident rates, including frequency and severity, could increase or decrease during a year causing our current and future actuarially determined obligations to increase or decrease.
•	The settlement costs to discharge our obligations, including legal and health care costs, could increase or decrease causing current estimates of our self-insurance liability to change.
Loss Contingencies
We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable and whether it can be reasonably estimated. We analyze our litigation and regulatory matters based on available information to assess the potential liability. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss, if estimable.
We record losses related to contingencies in cost of operations or selling, general and administrative expenses, depending on the nature of the underlying transaction leading to the loss contingency.

Residual risks:
•	Actual costs can vary from our estimates for a variety of reasons including differing interpretations of laws, opinions on culpability and assessments of the amount of damages.
•	Loss contingency assumptions involve judgments that are inherently subjective and generally involve business matters that are by their nature unpredictable. If a loss contingency results in an adverse judgment or is settled for significant amounts, it could have a material adverse impact on our liquidity, financial position and result of operations in the period or periods in which such judgment or settlement occurs.
Asset Impairment
Valuation methodology. We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset or asset group may not be recoverable based on projected cash flows anticipated to be generated from the ongoing operation of those assets.
Residual risk:
•	If events or changes in circumstances occur, including reductions in anticipated cash flows generated by our operations or determinations to divest assets, certain assets could be impaired which would result in a non-cash charge to earnings.
Evaluation criteria. We test long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Examples of such events could include a significant adverse change in the extent or manner in which we use a long-lived asset, a change in its physical condition, or new circumstances that would cause an expectation that it is more likely than not that we would sell or otherwise dispose of a long-lived asset significantly before the end of its previously estimated useful life.
Residual risk:
•	Our most significant asset impairment exposure, other than goodwill (see discussion below) relates to our landfills. A significant reduction in our estimated disposal capacity as a result of unanticipated events such as regulatory developments or density changes could trigger an impairment charge.
Recognition criteria. If such circumstances arise, we recognize an impairment for the difference between the carrying amount and fair value of the asset, if the net book value of the asset exceeds the sum of the estimated undiscounted cash flows expected to result from its use and eventual disposition. We generally use the present value of the expected cash flows from that asset to determine fair value.
Goodwill Recoverability
Valuation methodology. We evaluate goodwill for impairment based on the estimated fair value of each reporting unit. We define reporting units as our five geographic operating segments. We estimate fair value based on projected net cash flows discounted using our weighted average cost of capital, which was approximately 7.2% in 2007 and 7.5% in 2006.
Residual risk:
•	The estimated fair value of our reporting units could change with changes in our capital structure, cost of debt, interest rates, actual capital expenditure levels, ability to perform at levels that were forecasted, or our market capitalization. For example, a reduction in long-term growth assumptions could reduce the estimated fair value of the reporting units to below their carrying value, which would trigger an impairment charge. Similarly, an increase in our weighted average cost of capital could trigger an impairment charge.

Evaluation criteria. We test goodwill for recoverability on an annual basis or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. For example, a significant adverse change in our liquidity or the business environment, unanticipated competition, a significant adverse action by a regulator or the disposal of a significant portion of a reporting unit could prompt an impairment test between annual assessments.
Recognition criteria. We recognize an impairment if the net book value of a reporting unit exceeds the related fair value. At the time of a divestiture of an individual business unit within a reporting unit, goodwill of the reporting unit is allocated to that business unit based on the relative fair value of the unit being disposed to the total fair value of the reporting unit and a gain or loss on disposal is determined. Subsequently, the remaining goodwill in the reporting unit from which the assets were divested is re-evaluated for impairment, which could result in an impairment charge.
Residual risk:
•	In the past, we have incurred non-cash losses on sales of business units driven primarily by the goodwill allocated to the business units divested. If similar divestitures are made in the future, we could incur additional non-cash losses.
Summary:
•	At December 31, 2007 and 2006, we had recorded goodwill of $8.0 billion and $8.1 billion, respectively, all of which was considered to be recoverable from future operations based on estimated future discounted cash flow.
Income Taxes
We account for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets, other than non-deductible goodwill, and liabilities. Deferred tax assets and liabilities are measured using the income tax rate in effect during the year in which the differences are expected to reverse.
We provide a valuation allowance for deferred tax assets (including net operating loss, capital loss and minimum tax credit carryforwards) when it is more likely than not that we will not be able to realize the future benefits giving rise to the deferred tax asset.
We account for income tax uncertainties under FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which provides guidance on the recognition, derecognition and measurement of potential tax benefits associated with tax positions. We recognize interest and penalties relating to income tax matters as a component of income tax expense.
Residual risks:
•	The balance sheet classification and amount of the income tax accounts established relating to acquisitions are based on certain assumptions that could possibly change based on the ultimate outcome of certain tax matters. As these tax accounts were established in purchase accounting, future changes relating to these amounts will result in an adjustment to goodwill through December 31, 2008. Effective January 1, 2009, such adjustments will be charged or credited to earnings pursuant to SFAS 141(R), Business Combinations.
•	Changes in estimated realizability of deferred tax assets could result in adjustments to income tax expense.
•	We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years. The Internal Revenue Code (IRC) and income tax regulations are a complex set of rules that we are required to interpret and apply to our transactions. Positions taken in tax years under examination or subsequent years are subject to challenge. Accordingly, we may have exposure for additional tax liabilities arising from these audits if any positions taken and benefited under FIN 48 are disallowed by the taxing authorities.

Summary:
•	As of December 31, 2007, we have federal and state net operating loss, capital loss and minimum tax credit carryforwards with an after tax benefit totaling $213 million most of which will expire if not used. Valuation allowances have been established for the possibility that certain of the state carryforwards may not be used. Also, as of December 31, 2007, we had unrecognized tax benefits of $528 million.
Defined Benefit Pension Plans
We currently have one qualified defined benefit pension plan, the BFI Retirement Plan (BFI Pension Plan), as a result of Allied’s acquisition of BFI in 1999. The BFI Pension Plan covers certain employees in the United States, including some employees subject to collective bargaining agreements. The plan’s benefit formula is based on a percentage of compensation as defined in the plan document. The benefits of approximately 97% of the current plan participants were frozen upon acquisition.
Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code (IRC) as amended by the Pension Protection Act of 2006. No contributions were required during the last three years and no contributions are anticipated for 2008.
The pension plan’s assets are invested as determined our Retirement Benefits Committee. At December 31, 2007, approximately 38% of the total plan assets of $400.0 million were invested in fixed income bond funds and approximately 62% in equity funds. We annually review and adjust the plan’s asset allocation as deemed necessary.
Residual risk:
•	Changes in the plan’s investment mix and performance of the equity and bond markets and of fund managers could impact the amount of pension income or expense recorded, the funded status of the plan and the need for future cash contributions.
Assumptions.
The benefit obligation and associated income or expense related to the pension plan are determined based on assumptions such as discount rate, expected rate of return and average rate of compensation increase. We determine the discount rate based on a model which matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the pension plan measurement date. Where that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yield on the bonds are used to derive a discount rate for the liability. If the discount rate increases or decreases by 1%, our benefit obligation would decrease or increase by $33.0 million.
In developing our expected rate of return assumption, we evaluate long-term expected and historical actual returns on the plan assets, which give consideration to our asset mix and the anticipated duration of our plan obligations. The average rate of compensation increase reflects our expectations of average pay increases over the periods benefits are earned. Less than 3% of plan participants continue to earn service benefits.
Our assumptions are reviewed annually and adjusted as deemed necessary.
Assumptions used to determine our defined benefit pension obligations are as follows (percent):

	2007	2006
Discount rate	6.25%	6.00%
Average rate of compensation increase	5.00%	5.00%

Assumptions used to determine net periodic benefit cost are as follows (percent):

	2007	2006	2005
Discount rate	6.00%	5.75%	6.00%
Average rate of compensation increase	5.00%	5.00%	5.00%
Expected return on plan assets	8.25%	8.50%	8.50%
Residual risks:
•	Our assumed discount rate is sensitive to changes in market-based interest rates. A decrease in the discount rate will increase our related benefit plan obligation.
•	Our annual pension expense would be impacted if the actual return on plan assets varies from the expected returns.
We recognize the funded status of our defined benefit postretirement plans in our balance sheet in accordance with the recognition provisions of SFAS No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). We will change our measurement date for the benefits obligations to our year-end reporting date for the year ending December 31, 2008 in accordance with the measurement provisions of SFAS 158. We plan on utilizing the “one measurement” approach under which we measured our benefits obligations as of September 30, 2007 and will recognize the net benefit expense for the transition period from October 1, 2007 to December 31, 2007 in retained earnings as of December 31, 2008.
New Accounting Standards
For a description of the new accounting standards that may affect us, see Note 1, Organization and Summary of Significant Accounting Policies, to our consolidated financial statements included herein.
Disclosure Regarding Forward Looking Statements
This Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Forward Looking Statements). Statements that are predictive in nature, that depend upon or refer to events or conditions or that include words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “should,” “predict,” “plan,” “potential” or “continue,” and any other words of similar meaning, are Forward-Looking Statements. Forward-Looking Statements, although based on assumptions that we consider reasonable, are subject to risks and uncertainties which could cause actual results, events or conditions to differ materially from those expressed or implied by the Forward-Looking Statements. Although we believe that the expectations reflected in such Forward Looking Statements are reasonable, we can give no assurance that such expectations will prove to be correct. Examples of these Forward Looking Statements include, among others, statements regarding:
•	our business and financial plans or strategies, and the projected or anticipated benefits or other consequences of such plans or strategies;

•	our expectations regarding our capital expenditures for 2008; and

•	our expected interest savings in connection with the refinancing of portions of our 2005 Credit Facility and the payment of our 8.50% senior notes with the proceeds of the issuance of our 6.875% senior notes due 2017.
Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are:
•	the general political and economic conditions in the United States, negative changes in which could (a) make it more difficult for us to predict economic trends, (b) cause a decline in the demand for our services (particularly in the commercial and industrial sectors), (c) cause a decline in the price of commodities sold by us or (d) increase competitive pressure on pricing;

•	the overall competitive nature of the waste management industry, which could cause pressure on pricing and the loss of business;

•	our ability or inability to successfully identify and integrate acquired businesses and any liabilities associated with acquired businesses, which could impact our costs;

•	our ability or inability to implement market development initiatives, pass on increased costs to customers, execute operational improvement plans and divest under-performing assets, and to realize the anticipated benefits of these initiatives;

•	our ability or inability to generate revenue growth and offset the impact of inflation and business growth on our costs through price increases, including the potential impact of price increases on volumes;

•	changes in capital availability or costs, which, among other things, could affect our financial results due to our variable interest rate debt;

•	severe weather conditions, which could impair our financial results by causing increased costs, reduced operational efficiency or disruptions to our operations;

•	our ability to operate our business as we desire, which may be limited by restrictive covenants in our debt agreements, our ability to obtain required permits on a timely basis (or at all), regulatory requirements and other factors;

•	compliance with existing and future legal and regulatory requirements, including limitations or bans on disposal of certain types of wastes or on the transportation of waste, which could limit our ability to conduct or grow our business, increase our costs to operate or require additional capital expenditures;

•	changes in site remediation requirements or our estimates of the costs to comply with existing requirements, which could increase our costs, including costs for final capping, closure, post-closure and other remediation obligations;

•	the outcome of existing and any future legal proceedings, including any litigation, audit or investigation brought by or before any governmental body, which could result in increased costs or restrictions on our ability to operate;

•	environmental liabilities in excess of our insurance, if any;

•	increases in the costs in commodity, insurance, oil and fuel prices that make it more expensive to operate our business, including our ability or inability to reduce the impact of any such cost increases through cost reduction initiatives and other methods;

•	workforce factors, including potential increases in our costs if we are required to provide additional funding to any multi-employer pension plan to which we contribute and the negative impact on our operations of union organizing campaigns, work stoppages or labor shortages;

•	the negative effect that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills and waste-to-energy facilities;

•	changes by the Financial Accounting Standards Board or other accounting regulatory bodies to generally accepted accounting principles or policies;

•	acts of war, riots or terrorism, including the events taking place in the Middle East, the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the United States; and

•	the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond our control.
Other factors that could materially affect the Forward Looking Statements in this Form 10-K can be found in our risk factors detailed in Item 1A, “Risk Factors” in this Form 10-K for the year ended December 31, 2007. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the Forward Looking Statements and are cautioned not to place undue reliance on such Forward Looking Statements. The Forward Looking Statements made herein are only made as of the date of this Annual Report on Form 10-K, and we undertake no obligation to publicly update such Forward Looking Statements to reflect subsequent events or circumstances, except as required by law.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk. We are subject to interest rate risk on our variable rate long-term debt. From time to time, to reduce the risk from interest rate fluctuations, we have entered into interest rate swap agreements that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We had no outstanding interest rate swap agreements at December 31, 2007.
Increases or decreases in short-term market rates did not materially impact cash flow in 2007. At December 31, 2007, we have $1.3 billion of floating rate debt. If interest rates increases or decreases by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $13.3 million ($8.2 million after tax). This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 7, Long-term Debt, to our consolidated financial statements in this Form 10-K for additional information regarding how we manage interest rate risk.
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
Commodities prices. We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenues from sales of recycled cardboard and newspaper in 2007 and 2006 were approximately $123 million and $91 million, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Allied Waste Industries, Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Allied Waste Industries, Inc. (the Company) and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 of Part IV of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for conditional asset retirement obligations effective December 31, 2005, its method of accounting for stock-based compensation effective January 1, 2006, and its method for accounting for the funded status of its defined benefit pension obligations effective December 31, 2006.
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
PricewaterhouseCoopers LLP
Phoenix, AZ
February 20, 2008

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts)

	December 31,
	2007	2006
ASSETS
Current Assets —
Cash and cash equivalents	$230.9	$94.1
Restricted cash	26.1	—
Accounts receivable, net of allowance of $21.2 and $18.4	691.0	687.5
Prepaid and other current assets	81.9	93.6
Deferred income taxes	128.3	172.5

Total current assets	1,158.2	1,047.7
Property and equipment, net	4,430.4	4,258.7
Goodwill	8,020.0	8,126.0
Other assets, net	340.1	378.6

Total assets	$13,948.7	$13,811.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$557.3	$236.6
Accounts payable	496.8	494.4
Current portion of accrued capping, closure, post-closure and environmental costs	96.0	95.8
Accrued interest	99.6	106.9
Other accrued liabilities	757.7	369.8
Unearned revenue	239.7	229.2

Total current liabilities	2,247.1	1,532.7
Long-term debt, less current portion	6,085.6	6,674.0
Deferred income taxes	400.3	357.3
Accrued capping, closure, post-closure and environmental costs, less current portion	771.4	760.3
Other long-term obligations	538.6	886.8
Minority interests	1.5	1.0
Commitments and Contingencies
Stockholders’ Equity —
Series D senior mandatory convertible preferred stock, $0.10 par value, 2.8 million shares authorized, 2.4 million shares issued and outstanding, liquidation preference of $250.00 per share, net of $19.2 million of issuance costs	580.8	580.8
Common stock; $0.01 par value; 525 million authorized shares; 370.4 million and 367.9 million shares issued and outstanding	3.7	3.7
Additional paid-in capital	2,843.3	2,802.0
Accumulated other comprehensive loss	(29.5)	(57.4)
Retained earnings	505.9	269.8

Total stockholders’ equity	3,904.2	3,598.9

Total liabilities and stockholders’ equity	$13,948.7	$13,811.0

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Revenues	$6,068.7	$5,908.5	$5,612.2
Cost of operations (exclusive of depreciation and amortization shown below)	3,787.1	3,786.4	3,654.6
Selling, general and administrative expenses	631.9	587.3	510.2
Depreciation and amortization	553.5	557.7	543.6
Loss from divestitures and asset impairments	40.5	22.5	—

Operating income	1,055.7	954.6	903.8
Interest expense and other	538.4	563.4	583.1

Income from continuing operations before income taxes	517.3	391.2	320.7
Income tax expense	207.1	235.3	131.1
Minority interests	0.4	0.1	(0.2)

Income from continuing operations	309.8	155.8	189.8
(Loss) income from discontinued operations, net of tax	(36.2)	5.1	14.8
Cumulative effect of change in accounting principle, net of tax	—	—	(0.8)

Net income	273.6	160.9	203.8
Dividends on preferred stock	(37.5)	(42.9)	(52.0)

Net income available to common shareholders	$236.1	$118.0	$151.8

Basic EPS:
Continuing operations	$0.74	$0.32	$0.42
Discontinued operations	(0.10)	0.01	0.04
Cumulative effect of change in accounting principle	—	—	(0.00)

Net income available to common shareholders	$0.64	$0.33	$0.46

Weighted average common shares	368.8	356.7	326.9

Diluted EPS:
Continuing operations	$0.71	$0.32	$0.42
Discontinued operations	(0.08)	0.01	0.04
Cumulative effect of change in accounting principle	—	—	(0.00)

Net income available to common shareholders	$0.63	$0.33	$0.46

Weighted average common and common equivalent shares	443.0	359.3	330.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

				Accumulated
			Additional	Other		Total
	Preferred	Common	Paid-In	Comprehensive	Retained	Stockholders’
	Stock	Stock	Capital	Loss	Earnings	Equity
Balance as of December 31, 2004	$333.1	$3.2	$2,338.0	$(69.4)	$—	$2,604.9

Common stock issued, net	—	0.1	100.5	—	—	100.6
Stock options	—	—	2.2	—	—	2.2
Issuance of Series D mandatory convertible preferred stock	580.8	—	—	—	—	580.8
Dividends paid on Series C mandatory convertible preferred stock	—	—	—	—	(21.6)	(21.6)
Dividends paid on Series D mandatory convertible preferred stock	—	—	—	—	(30.4)	(30.4)
Net income	—	—	—	—	203.8	203.8
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	—	—	—	1.3	—	1.3
Employee benefits plan liability adjustment	—	—	—	(2.2)	—	(2.2)

Balance as of December 31, 2005	$913.9	$3.3	$2,440.7	$(70.3)	$151.8	$3,439.4

Common stock issued for stock awards and other, net	—	—	18.1	—	—	18.1
Stock-based compensation, net	—	—	10.5	—	—	10.5
Conversion of Series C mandatory convertible preferred stock into common stock	(333.1)	0.4	332.7	—	—	—
Dividends paid on Series C mandatory convertible preferred stock	—	—	—	—	(5.4)	(5.4)
Dividends paid on Series D mandatory convertible preferred stock	—	—	—	—	(37.5)	(37.5)
Net income	—	—	—	—	160.9	160.9
Other comprehensive income, net of tax:
Employee benefits plan liability adjustment	—	—	—	70.3	—	70.3
Adjustment to initially apply SFAS 158	—	—	—	(57.4)	—	(57.4)

Balance as of December 31, 2006	$580.8	$3.7	$2,802.0	$(57.4)	$269.8	$3,598.9

Common stock issued for stock awards and other, net	—	—	19.7	—	—	19.7
Stock-based compensation, net	—	—	21.6	—	—	21.6
Dividends paid on Series D mandatory convertible preferred stock	—	—	—	—	(37.5)	(37.5)
Net income	—	—	—	—	273.6	273.6
Other comprehensive income, net of tax:
Employee benefits plan liability adjustment	—	—	—	27.9	—	27.9

Balance as of December 31, 2007	$580.8	$3.7	$2,843.3	$(29.5)	$505.9	$3,904.2

Comprehensive Income —

	Year ended December 31,
	2007	2006	2005
Net income	$273.6	$160.9	$203.8
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	—	—	1.3
Employee benefits plan liability adjustment	27.9	70.3	(2.2)

	$301.5	$231.2	$202.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended December 31,
	2007	2006	2005
Operating activities –
Net income	$273.6	$160.9	$203.8
Discontinued operations, net of tax	36.2	(5.1)	(14.8)
Adjustments to reconcile net income to cash provided by operating activities from continuing operations —
Provisions for:
Depreciation and amortization	553.5	557.7	543.6
Stock-based compensation expense	21.6	10.5	5.6
Doubtful accounts	19.9	18.3	17.7
Accretion of debt and amortization of debt issuance costs	20.5	21.8	22.7
Deferred income tax expense	161.4	202.5	117.2
Gain on sale of fixed assets	(20.8)	(9.9)	(3.5)
Non-cash reduction in acquisition and environmental accruals	(10.1)	(16.3)	(21.6)
Loss from divestitures and asset impairments	40.5	22.5	5.9
Write-off of deferred debt issuance costs	7.6	4.1	13.7
Cumulative effect of change in accounting principle, net of tax	—	—	0.8
Change in operating assets and liabilities, excluding the effects of acquisitions –
Accounts receivable, prepaid expenses, inventories and other assets	(14.0)	(35.5)	(48.0)
Accounts payable, accrued liabilities, unearned income and other	(1.7)	(43.3)	(84.4)
Capping, closure and post-closure accretion	53.2	48.8	49.8
Capping, closure, post-closure and environmental expenditures	(75.2)	(84.7)	(90.9)

Cash provided by operating activities from continuing operations	1,066.2	852.3	717.6

Investing activities –
Cost of acquisitions, net of cash acquired	(85.6)	(10.7)	(8.0)
Proceeds from divestitures, net of cash divested	166.3	61.1	8.9
Proceeds from sale of fixed assets	25.8	21.7	20.2
Capital expenditures, excluding acquisitions	(670.0)	(661.1)	(685.6)
Capitalized interest	(19.2)	(17.2)	(14.1)
Change in deferred acquisition costs, notes receivable and other	—	4.6	6.1

Cash used for investing activities from continuing operations	(582.7)	(601.6)	(672.5)

Financing activities —
Net proceeds from sale of Series D preferred stock	—	—	580.8
Proceeds from long-term debt, net of issuance costs	1,502.2	1,239.3	3,043.5
Payments of long-term debt	(1,914.1)	(1,438.4)	(3,740.2)
Payments of preferred stock dividends	(37.5)	(48.3)	(48.9)
Net receipts from restricted trust	90.7	—	—
Net proceeds from sale of common stock, exercise of stock options and other	23.9	23.6	97.4

Cash used for financing activities from continuing operations	(334.8)	(223.8)	(67.4)

Discontinued operations –
(Used for) provided by operating activities	(9.2)	18.1	20.9
Used for investing activities	(2.7)	(7.0)	(10.5)

Cash (used for) provided by discontinued operations	(11.9)	11.1	10.4

Increase (decrease) in cash and cash equivalents	136.8	38.0	(11.9)
Cash and cash equivalents, beginning of year	94.1	56.1	68.0

Cash and cash equivalents, end of year	$230.9	$94.1	$56.1

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
Principles of consolidation and presentation –
The consolidated financial statements include the accounts of Allied, its subsidiaries and certain variable interest entities for which we have determined that we are primary beneficiary in compliance with Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities — an interpretation of ARB No. 51 (revised December 2003). We account for investments in entities in which we do not have a controlling financial interest under either the equity method or cost method of accounting as appropriate. All material intercompany accounts and transactions are eliminated in consolidation.
Reclassifications –
For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.
Management’s estimates and assumptions –
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on the Company’s historical experience and its expectations of the future and on various other assumptions that are believed to be reasonable under the circumstances. The more significant areas requiring the use of management’s estimates and assumptions relate to accounting for landfills, remaining disposal capacity that is the basis for future cash-flow estimates and units-of-production amortization, environmental and asset retirement obligations, asset and goodwill impairments (including estimates of future cash-flows), self-insurance reserves, realization of deferred tax assets and income tax uncertainties (FIN 48), pension liabilities and reserves for contingencies and litigation. Actual results may differ significantly from the estimates.
Cash and cash equivalents –
We consider liquid investments with an original maturity of three months or less to be cash equivalents. Amounts are stated at quoted market prices.
At December 31, 2007 and 2006, the book credit balance of $85.8 million and $98.9 million, respectively, in our primary disbursement account was reported in accounts payable. We revised the classification of the net change in our primary disbursement account totaling $13.1 million, $47.3 million and $21.9 million for the years ended December 31, 2007, 2006, 2005, respectively, from a financing activity to an operating activity in our consolidated statements of cash flows as checks presented for payment are not payable by our bank under our credit facility or any other overdraft

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
arrangement and as such do not represent short term borrowings. Certain prior year amounts have been reclassified to conform to the 2007 presentation.
Restricted cash –
We obtain funds through the issuance of tax-exempt bonds for the purpose of financing qualifying expenditures at our landfills, transfer and hauling facilities. The funds are deposited directly into trust accounts by the bonding authority at the time of issuance. As we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash in our consolidated balance sheets and proceeds from bond issuances are excluded from financing activities in our consolidated statements of cash flows. Reimbursements from the trust for qualifying expenditures are presented as net receipts from restricted trusts in financing activities in our consolidated statements of cash flows. Cash received from the trust totaled $90.7 million during the year ended December 31, 2007. There was no cash received from the trust during 2006 or 2005. Restricted cash at December 31, 2007 and 2006 was $26.1 million and zero, respectively.
Concentration of credit risk –
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and trade receivables. We place our cash and cash equivalents with high quality financial institutions and manage the related credit exposure. At December 31, 2007, we had approximately $175 million invested in a government money market fund, the amount of which was subsequently liquidated to redeem our senior notes due in January 2008. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base.
Trade and other receivables and receivable realization allowance –
Our receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents the net recoverable value. We provide services to customers throughout the United States and Puerto Rico. We perform credit evaluations of our significant customers and establish a receivable realization allowance based on the aging of our receivables, payment performance factors, historical collection trends and other information. We also review outstanding balances on an account specific basis. Our reserve is evaluated and revised on a monthly basis. Past due receivable balances are written-off when our collection efforts have been unsuccessful in collecting amounts due. In addition, we recognize a sales valuation allowance based on our historical analysis of revenue reversals and credits issued after the month of billing. Revenue reversals and credits typically relate to resolution of customer disputes and other billing adjustments. The total allowance as of December 31, 2007 and 2006, for our continuing operations was approximately $21.2 million and $18.4 million, respectively.
Property and equipment –
Property and equipment are recorded at cost, which includes interest to finance the acquisition and construction of major capital additions during the development phase until they are completed and ready for their intended use. Depreciation is provided on the straight-line method over the estimated useful lives as follows: buildings and improvements (30-40 years), vehicles and equipment (3-15 years), containers and compactors (5-10 years) and furniture and office equipment (4-8 years). For building improvements, the depreciable life can be the shorter of the improvements’ estimated useful lives or the related lease terms. We do not assume a residual value on our depreciable assets.
We include capitalized costs associated with developing or obtaining internal-use software within furniture and office equipment. These costs include external direct costs of materials and services used in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the software development project.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives, are charged to expense as incurred. For example, under certain circumstances the replacement of vehicle transmissions or engine rebuilds are capitalized whereas repairs to vehicle brakes are expensed. For the years ended December 31, 2007, 2006 and 2005, maintenance and repairs expense charged to cost of operations were $482.5 million, $491.5 million and $485.5 million, respectively.
When property is retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in cost of operations. For the years ended December 31, 2007, 2006 and 2005, we recognized net pre-tax gains of $20.8 million, $9.9 million and $3.5 million, respectively, on the disposal of fixed assets.
Goodwill and intangible assets –
Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by us primarily as a result of our acquisition of Browning-Ferris Industries, Inc. (BFI) in 1999. We have allocated our goodwill to each of our reporting units which we define as our five geographic operating segments and evaluate each reporting unit’s goodwill for impairment each year as of December 31st or whenever events or changes in circumstances indicate that such goodwill could be impaired. We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), which require that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded. The calculation of fair value is subject to judgments and estimates about future events. We estimated fair value based on each reporting unit’s projected net cash flows discounted using our weighted average cost of capital of approximately 7.2% and 7.5% at December 31, 2007 and 2006, respectively. The estimated fair value of our reporting units could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or changes to the market capitalization of our company. We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in 2007, 2006 and 2005. Additionally we did not encounter any events or changes of circumstances that indicated that impairment was more likely than not during the interim periods of 2007, 2006 and 2005.
We may conduct an impairment test of goodwill more frequently than annually under certain conditions. For example, a significant adverse change in our liquidity or the business environment, unanticipated competition, a significant adverse action by a regulator or the disposal of a significant portion of a reporting unit could prompt an impairment test between annual assessments.
Our reporting units are comprised of several vertically integrated businesses. At the time of a divestiture of an individual business within a reporting unit, goodwill is allocated to that business based on its relative fair value to the fair value of its reporting unit and a gain or loss on disposal is determined. The remaining goodwill in the reporting unit from which the assets were divested would be re-evaluated for recoverability, which could result in an additional recognized loss.
Landfill accounting –
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
acquiring, developing, closing and monitoring the landfills over the associated consumption of landfill capacity.
We capitalize interest in connection with the construction of our landfill assets. Actual acquisition, permitting and construction costs incurred which relate to landfill assets under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a landfill asset is complete and available for use. During the years ended December 31, 2007, 2006 and 2005, we incurred gross interest expense of $486.5 million, $526.2 million and $519.8 million, respectively, of which $19.2 million, $17.2 million and $14.1 million, respectively, was capitalized.
The amortizable landfill asset includes development costs incurred and capitalized, development costs expected to be incurred over the remaining life of the landfill, the capping, closure and post-closure asset retirement obligation asset and the present value of cost estimates for future capping, closure and post-closure costs.
We amortize the landfill asset over the remaining capacity of the landfill as volume is consumed during the life of the landfill with one exception. The exception applies to capping costs for which both the recognition of the liability and the amortization are based on the costs and capacity of each specific capping event.
On at least an annual basis, we update our development cost estimates (which include the costs to develop the site as well as the individual cell construction costs) and capping, closure and post-closure cost estimates for each landfill. Additionally, future capacity estimates (sometimes referred to as airspace) are updated annually using aerial surveys of each landfill to estimate utilized disposal capacity and remaining disposal capacity. The overall cost and capacity estimates are reviewed and approved by senior operations management annually.
We periodically review the recoverability of our operating landfills. Should events and circumstances indicate that any of our landfills be reviewed for possible impairment, such review will be made in accordance with SFAS No.144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144) and Emerging Issues Task Force (EITF) Issue No. 95-23, The Treatment of Certain Site Restoration/Environmental Exit Costs When Testing a Long-Lived Asset for Impairment. The EITF outlines how cash flows for environmental exit costs should be determined and measured.
Landfill asset amortization. We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the remaining costs (including any unamortized amounts recorded) associated with acquiring, permitting and developing the entire landfill plus the present value of the total remaining costs for specific capping events, closure and post-closure by the total remaining disposal capacity of that landfill (except for capping costs, which are divided by the total remaining capacity of the specific capping event). For landfills that we do not own, but operate through operating or lease arrangements, the total remaining disposal capacity is the capacity estimated to be utilized over the remaining life of the contract.
The resulting per-ton amortization rates are applied to each ton disposed at the landfill and are recorded as expense for that period. Estimated total future development costs for our 161 active landfills at December 31, 2007 was approximately $4.4 billion, excluding capitalized interest, which will be spent over the remaining operating lives of the landfills.
We classify disposal capacity as either permitted (having received the final permit from the regulatory agencies) or probable expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is probable. Our requirements to classify disposal capacity as probable expansion are as follows:
•	We have control of and access to the land where the expansion permit is being sought.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•	All geological and other technical siting criteria for a landfill have been met, or an exception from such requirements has been received (or can reasonably be expected to be received).
•	The political process has been assessed and there are no identified impediments that cannot be resolved.
•	We are actively pursuing the expansion permit and have an expectation that the final local, state and federal permits will be received within the next five years.
•	Senior operations management approval has been obtained.
Upon successfully meeting the preceding criteria, the costs associated with developing, constructing, closing and monitoring the total additional future disposal capacity are considered in the life-cycle cost of the landfill and reflected in the calculation of the amortization rate and the rate at which capping, closure and post-closure is accrued.
We continually monitor the progress of obtaining local, state and federal approval for each of our expansion permits. If it is determined that the expansion no longer meets our criteria then (a) the disposal capacity is removed from our total available disposal capacity; (b) the costs to develop that disposal capacity and the associated capping, closure and post-closure costs are removed from the landfill amortization base; and (c) amortization rates are adjusted for prospective use. In addition, any value assigned to probable expansion capacity is written-off to expense during the period in which it is determined that the criteria are no longer met.
Capping, closure and post-closure. As individual areas within each landfill reach capacity, we are required to cap and close the areas in accordance with the landfill site permit. Generally, capping activities include the installation of compacted clay, geosynthetic liners, drainage channels, compacted soil layers and vegetative soil barriers over areas of a landfill where total airspace has been consumed and waste is no longer being received. Capping activities occur throughout the life of the landfill.
Closure costs are those costs incurred after a landfill site stops receiving waste, but prior to being certified as closed. After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which generally extends for 30 years. Post-closure requirements include maintenance and operational costs of the site and monitoring the methane gas collection systems and groundwater systems, among other post-closure activities. Estimated costs for capping, closure and post-closure are compiled and updated annually for each landfill by local and regional company engineers.
SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and its interpretations require landfill obligations to be recorded at fair value as incurred. Quoted market prices in active markets are the best evidence of fair value, however, since quoted market prices for landfill retirement obligations are not available to determine fair value, we use discounted cash flows of capping, closure and post-closure cost estimates to approximate fair value. Cost estimates, intended to approximate fair value, are prepared by our local management based on the applicable local, state and federal regulations and site specific permit requirements.
Capping, closure and post-closure costs are estimated for the period of performance, utilizing estimates a third party would charge (including profit margins) to perform those activities in full compliance with the applicable permit or regulatory requirements. If we perform the capping, closure and post-closure activities internally, the difference between amounts accrued, based upon third party cost estimates (including profit margins) and our actual cost incurred is recognized as a component of cost of operations in the period earned. An estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flows, reliable estimates of market risk premiums may not be obtainable. In our industry, there is no market that exists for selling the responsibility for capping,

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
closure and post-closure obligations independent of selling the entire landfill. Accordingly, we are unable to develop a methodology to reliably estimate a market risk premium and have excluded a market risk premium from our determination of expected cash flows for capping, closure and post-closure liability. Our cost estimates are inflated to the period of performance using an estimate of inflation that is updated annually. We used an estimated inflation rate of 2.5% in 2007, 2006 and 2005.
We discount our capping, closure and post-closure costs using our credit-adjusted, risk-free rate. Capping, closure and post-closure liabilities are recorded in layers and discounted using the credit-adjusted risk-free rate in effect at the time the obligation is incurred (8.0% in 2007 and 8.5% in 2006). The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for our own credit rating. Changes in our credit-adjusted, risk-free rate do not impact recorded liabilities; however, subsequently recognized obligations are measured using the revised credit-adjusted, risk-free rate.
Accretion expense is necessary to increase the accrued capping, closure and post-closure accrual balance to its future undiscounted value. To accomplish this, we accrete our capping, closure and post-closure accrual balance using the applicable credit-adjusted, risk-free rate and recognize the accretion expense as an operating expense each period. Accretion expense on landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid.
Landfill maintenance costs. Daily maintenance costs incurred during the operating life of the landfill are recognized in cost of operations as incurred. Daily maintenance costs include leachate treatment and disposal, methane gas and groundwater system monitoring and maintenance, interim cap maintenance, environmental monitoring and costs associated with the application of daily cover materials.
Financial assurance costs. Costs of financial assurances related to our capping, closure and post-closure obligations for open and closed landfills are recognized in cost of operations as incurred.
Environmental costs –
Environmental liabilities arise primarily from contamination at sites that we own or operate or third party sites where we have delivered waste. These liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination as well as controlling and containing methane gas migration. We periodically conduct environmental assessments of existing landfills or other properties, and in connection with landfills acquired from third parties, in order to monitor or determine potential contamination.
We cannot determine with precision the ultimate amounts of our environmental liabilities. Our estimates of these liabilities require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Environmental liabilities, apportionment of responsibility among potentially responsible parties and legal costs associated with environmental remediation are accounted for in accordance with the guidance provided by the American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated statements of operations.
In connection with evaluating liabilities for environmental matters, we estimate a range of potential impacts and the most likely outcome. The recorded liabilities represent our estimate of the most likely outcome of the matters for which we have determined liability is probable. We re-evaluate these matters as additional information becomes available to ascertain whether the accrued liabilities are adequate. We do not expect that near-term adjustments to our estimates will have a material adverse impact on our consolidated liquidity, financial position or results of operations. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
insurance companies. If receipt is probable, the expected amount of proceeds is recorded as reduction in environmental expense in operating income and as a receivable.
Asset impairments –
We evaluate our long-lived assets, such as property and equipment, landfills and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate the carrying amount of the asset or asset group may not be recoverable, in accordance with SFAS 144. Typical indicators that an asset may be impaired include:
•	A significant decrease in the market price of an asset or asset group;

•	A significant adverse change in the extent or manner in which an asset or asset group is being used or in its physical condition;

•	A significant adverse change in legal factors or in the business climate that could affect the value of an asset or asset group, including an adverse action or assessment by a regulator;

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•	Current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or

•	A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.
If any of these or other indicators occur, the asset or asset group is reviewed to determine whether there has been an impairment. We perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values exceed the related undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is determined by either an internally developed discounted projected cash flow analysis of the asset or asset group or an external valuation. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, an impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Refer to the goodwill and landfill policy discussion above for additional information.
Self-insurance –
We maintain high deductibles for commercial general liability, automobile liability, and workers’ compensation coverages, ranging from $1 million to $3 million. We determine our insurance claims liabilities primarily based upon our past claims experience, which considers both the frequency and settlement amount of claims. Our insurance claim liabilities are recorded on an undiscounted basis.
We are the primary obligor for payment of all claims, therefore we report our insurance claim liabilities on a gross basis in other current and long-term liabilities and any associated recoveries from our insurers in other assets.
Business combinations –
We supplement our organic growth with acquisitions of operating assets, such as landfills and transfer stations, and tuck-in acquisitions of privately owned solid waste collection and disposal

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
operations in existing markets. Businesses acquired are accounted for under the purchase method of accounting and are included in the consolidated financial statements from the date of acquisition. We allocate the cost of the acquired businesses to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary if, and when, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies such as preacquisition environmental matters, litigation and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods in which the adjustments are determined. See discussion on related new accounting standard later in this footnote under Recently issued accounting pronouncements.
Acquisition accruals. At the time of an acquisition, we evaluate and record the assets and liabilities of the acquired company at their estimated fair values. Assumed liabilities as well as liabilities resulting directly from the completion of the acquisition are considered in the net assets acquired and resulting purchase price allocation. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. Any changes to the estimated fair value of assumed liabilities subsequent to the one-year allocation period are recorded in results of operations, other than tax matters which are recorded to goodwill.
At December 31, 2007 and 2006, we had approximately $24.5 million and $29.0 million, respectively, of acquisition accruals remaining on our consolidated balance sheets, consisting primarily of loss contracts and other commitments associated with the acquisition of BFI in 1999. In 2005, we reversed $21.6 million of such accruals primarily as a result of favorable legal rulings or settlements. Expenditures against acquisition accruals in 2007, 2006 and 2005 were $3.7 million, $9.3 million and $15.5 million, respectively.
Contingent liabilities –
We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable and whether it can be reasonably estimated in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5) and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. We assess our potential liability relating to litigation and regulatory matters based on information available to us. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss, if estimable.
Accumulated other comprehensive loss –
Accumulated other comprehensive loss related to our defined benefit plans was $29.5 million and $57.4 million, net of tax, at December 31, 2007 and 2006, respectively. These amounts are included in stockholders’ equity.
Revenue recognition –
Our revenues result primarily from fees charged to customers for waste collection, transfer, recycling and disposal services. Advance billings are recorded as unearned revenue, and revenue is recognized when services are provided. We generally provide collection services under direct agreements with our customers or pursuant to contracts with municipalities. Commercial and municipal contracts are generally for multiple years and commonly have renewal options.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income taxes –
We account for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets, other than non-deductible goodwill, and liabilities. Deferred tax assets and liabilities are measured using the income tax rate in effect during the year in which the differences are expected to reverse.
We provide a valuation allowance for deferred tax assets (including net operating loss, capital loss and minimum tax credit carryforwards) when it is more likely than not that we will not be able to realize the future benefits giving rise to the deferred tax asset.
We account for income tax uncertainties under FIN No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48), which provides guidance on the recognition, derecognition and measurement of potential tax benefits associated with tax positions. We recognize interest and penalties relating to income tax matters as a component of income tax expense.
Employee benefit plans –
We currently have one qualified defined benefit pension plan, the BFI Retirement Plan (BFI Pension Plan), as a result of our acquisition of BFI in 1999. The BFI Pension Plan covers certain employees in the United States, including some employees subject to collective bargaining agreements. The plan’s benefit formula is based on a percentage of compensation as defined in the plan document; however, the benefits of approximately 97% of the current plan participants were frozen upon acquisition.
Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code (IRC) as amended by the Pension Protection Act of 2006. The pension plan’s assets are invested as determined by our Retirement Benefits Committee. We annually review and adjust the plan’s asset allocation as deemed necessary.
The benefit obligation and associated income or expense related to the BFI Pension Plan are determined based on annually established assumptions such as discount rate, expected rate of return and average rate of compensation increase. We determine the discount rate based on a model which matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the pension plan measurement date. Where that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yields on the bonds are used to derive a discount rate for the liability. In developing our expected rate of return assumption, we evaluate long-term expected and historical actual returns on the plan assets, which give consideration to our asset mix and the anticipated duration of our plan obligations. The average rate of compensation increase reflects our expectations of average pay increases over the periods benefits are earned. Our assumptions are reviewed annually and adjusted as deemed necessary.
Stock-based compensation plans –
Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires all share-based payments to employees be measured at fair value and expensed over the requisite service period. We elected to use the modified prospective method for adoption, which required compensation expense to be recognized for all unvested stock options and restricted stock. Option exercise prices are based upon the per share closing price of our common stock at the date of grant. The fair value of each option on the date of grant is estimated using the Black-Scholes pricing model based on certain valuation assumptions. The risk-free interest rate is based on a zero-coupon U.S. Treasury bill rate on the date of grant with the maturity date approximately equal to the expected life of the

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
option at the grant date. The expected life of options granted in 2007 is determined taking into consideration our historical option exercise experience. The expected life assumption utilized in 2006 was based on the simplified method as provided Staff Accounting Bulletin No. 107 (SAB 107). Our dividend rate is assumed to be zero as we are currently restricted from paying dividends under the terms of our credit facility. We derive our expected volatility based on daily historical volatility of our common stock price. We recognize the fair value of stock option awards over the service period, which generally is the vesting period.
Compensation expense associated with restricted stock awards is measured based on the grant date fair value of our common stock and is recognized on a straight-line basis over the requisite service period which is generally the vesting period. Compensation expense is recognized only for those awards that are expected to vest which we estimate based upon historical forfeitures.
Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation plans under Accounting Principle Board (APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and the related interpretations and provided the required SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) pro forma disclosures for employee stock options. Accordingly, stock-based compensation amounts for 2005 are contained in our footnotes but the consolidated financial statements have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Note 13, Stock Plans, for additional disclosures.
We adopted the alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method represents a simplified approach to establishing the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determining the subsequent impact on the APIC pool and the consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding upon the adoption of SFAS 123(R).
Leases –
We lease property and equipment in the ordinary course of our business. Our most significant lease obligations are for property and equipment specific to our industry, including real property operated as a landfill or transfer station and equipment such as compactors. Our leases have varying terms. Some may include renewal or purchase options, escalation clauses, restrictions, penalties or other obligations that we consider in determining minimum lease payments. The leases are classified as either operating leases or capital leases, as appropriate.
Operating leases. The majority of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. Management expects that in the normal course of business our operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. Our rent expense during each of the last three years and our future minimum operating lease payments for each of the next five years, for which we are contractually obligated as of December 31, 2007, are disclosed in Note 15, Commitments and Contingencies.
Capital leases. Assets under capital leases are capitalized at the inception of each lease and are amortized over either the useful life of the asset or the lease term, as appropriate, on a straight-line basis. The present value of the related lease payments is recorded as a debt obligation. Our future minimum annual capital lease payments are included in our total future debt obligations as disclosed in Note 7, Long-term Debt.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair value of financial instruments –
Our financial instruments as defined by SFAS No. 107, Disclosures About Fair Value of Financial Instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and long-term debt. We have determined the related estimated fair values at December 31, 2007 and 2006 using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value and such estimates may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses approximate their respective fair values due to the short-term maturities of these instruments. See Note 7, Long-term Debt, for fair value of debt.
Change in accounting principle –
In April 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (FIN 47). The interpretation expands on the accounting guidance of SFAS 143, providing clarification of the term “conditional asset retirement obligation” and guidelines for the timing of recording the obligation. We adopted SFAS 143 effective January 1, 2003. We adopted FIN 47 as of December 31, 2005 which resulted in an increase to our asset retirement obligations of approximately $1.3 million and a cumulative effect of change in accounting principle, net of tax, of $0.8 million. This liability represents the estimated fair value of our future obligation to remove underground storage tanks on properties that we own.
Recently issued accounting pronouncements –
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) which replaces SFAS No. 141, Business Combinations (SFAS 141). SFAS 141(R)’s scope is broader than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141(R) generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited. We are currently evaluating the impact that the implementation of SFAS 141(R) may have on our financial position and results of operations.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires noncontrolling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with noncontrolling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 is effective for fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
evaluating the impact that the implementation of SFAS 160 may have on our financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. If elected, SFAS 159 is effective beginning January 1, 2008. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. We elected not to measure any additional financial instruments or other items at fair value as of January 1, 2008 in accordance with SFAS 159.
In September 2006, the FASB issued SFAS No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. We adopted the recognition provisions of this standard effective December 31, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the employer’s year-end reporting date. The measurement date provisions of SFAS 158 are effective for us for the year ending December 31, 2008. We plan on utilizing the “one measurement” approach under which we measured our benefit obligations as of September 30, 2007 and will recognize the net benefit expense for the transition period from October 1, 2007 to December 31, 2007 in retained earnings as of December 31, 2008, net of related tax effects. We do not expect the adoption of the measurement date provisions of SFAS 158 to have a material impact on our financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective with fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued a proposed FASB Staff Position (FSP) that would amend SFAS 157 to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, that is, at least annually. The proposed FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the proposed FSP. On February 12, 2008, the FASB confirmed the aforementioned position and released the final FSP. We are currently evaluating the impact that the implementation of SFAS 157 may have on our consolidated results of operations and financial position.
In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, How Taxes Collected and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-3). The EITF determined that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 was effective for us beginning January 1, 2007. We report sales taxes collected from customers on a net presentation basis. We report landfill taxes collected from customers on a gross basis as they create a direct obligation for us. Landfill taxes recorded during years ended December 31, 2007, 2006 and 2005 were $127.3 million, $133.0 million, and $131.9 million, respectively. The adoption of EITF 06-3 did not impact our financial position or results of operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain income tax positions. We adopted FIN 48 effective January 1, 2007; prior to that date, we recognized liabilities for uncertain tax positions when disallowance was probable and the related amount was estimable. The adoption of FIN 48 was not material to our consolidated financial position or results of operations; however, certain reclassifications of various income tax-related balance sheet amounts were required.
2. Acquisitions and Divestitures
Acquisitions –
The following table summarizes acquisitions for the years ended December 31. Such acquisitions were reflected in our results of operations since the effective date of the acquisition.

	2007 (1)	2006	2005
Number of businesses acquired	16	4	11
Total consideration (in millions)	$88.0	$12.6	$12.4

(1)	$61.7 million related to collection operations, two transfer stations and a landfill we acquired in our Western region during the first quarter of 2007.
The pro forma effect of these acquisitions, individually and collectively, was not material.
Divestitures –
During 2007, 2006 and 2005 we sold operations for net proceeds of approximately $7.3 million, $68.6 million and $9.7 million, respectively. We recorded net losses on divestitures of approximately $13.4 million, $7.6 million and $0.7 million, respectively, including divested goodwill of approximately $3.4 million, $32.0 million and $2.9 million, respectively. These losses were primarily related to operations in our Southeastern region in 2007 and in our Northeastern and Midwestern regions in 2006 and in our Northeastern region in 2005. These transactions did not meet the requirements for classification as discontinued operations. They are included in “Loss from divestitures and asset impairments” in the consolidated statement of operations.
Assets held for sale –
Certain operations were classified as assets held for sale at December 31, 2005, which did not qualify as discontinued operations. In 2005, we recorded a $4.8 million pre-tax loss in cost of operations and a related income tax benefit of approximately $27.0 million, of which $25.5 million related to the stock basis of these operations. Since certain of these operations were sold pursuant to a stock sale agreement, we were able to recognize a deferred tax asset for the tax basis in the stock of these operations in 2005. The sale of these assets was completed in 2006.
Discontinued operations –
During the third quarter of 2007, we sold hauling, transfer and landfill operations in the Midwestern and Southeastern regions for net proceeds of approximately $89.9 million. During the first quarter of 2007, we sold hauling, transfer and recycling operations in the Southeastern region as well as the stock in an unrelated immaterial subsidiary in a single transaction for net proceeds of approximately $69.4 million. The results of these operations, including those related to prior years, have been classified as discontinued operations in the accompanying consolidated financial statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the assets and liabilities applicable to discontinued operations included in the consolidated balance sheet as of December 31, 2006 is as follows (in millions):

Accounts receivable, net	$13.9
Other current assets	0.9
Property and equipment, net	95.3

Total assets	$110.1

Current liabilities	$21.3
Long-term liabilities	9.2

Total liabilities	$30.5

Results of operations for the discontinued operations for the years ended December 31 are as follows (in millions):

	2007	2006	2005
Revenues (1)	$50.9	$122.6	$126.5

Income before tax	$2.5	$8.3	$9.4
Gain (loss) on divestiture	(32.6)	—	15.3
Income tax expense	6.1	3.2	9.9

Discontinued operations, net of tax	$(36.2)	$5.1	$14.8

(1)	Includes revenue from divisions not part of the disposal group, which were treated as intercompany revenues prior to the divestiture, of $1.5 million, $2.3 million and $3.9 million for the years ended December 31, 2007, 2006 and 2005 respectively.
Results for discontinued operations for the year ended December 31, 2007 included losses from the sale of these assets of $32.6 million ($38.0 million loss, net of tax), including divested goodwill of $95.7 million. Discontinued operations for the years ended December 31, 2007, 2006 and 2005 included pre-tax income from operations of $2.5 million ($1.8 million income, net of tax), $8.3 million ($5.1 million income, net of tax) and $6.7 million of pre-tax income ($4.0 million income, net of tax), respectively.
During 2005, we recognized a previously deferred gain of approximately $15.3 million ($9.2 million gain, net of tax). This deferred gain was attributable to a divestiture that occurred in 2003 where the acquirer had the right to sell the operations back to us for a period of time (a “put” agreement), thus constituting a form of continuing involvement on our part and precluding recognition of the gain in 2003. These operations were sold in 2005 to another third party and the put agreement was cancelled. Discontinued operations in 2005 also included a $2.7 million pre-tax benefit ($1.6 million income, net of tax) primarily the result of adjustments to our insurance liabilities related to divestitures previously reported as discontinued operations.
In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, we allocate interest to discontinued operations based on the ratio of net assets sold to the sum of consolidated net assets plus consolidated debt. We do not allocate interest on debt that is directly attributable to other operations outside of the discontinued operations. For the years ended December 31, 2007, 2006 and 2005, we allocated $3.1 million, $4.5 million and $4.9 million of interest expense to discontinued operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Property and Equipment
The following tables show the activity and balances related to property and equipment from January 1, 2006 through December 31, 2007 (in millions):

	Property and Equipment
	Balance at		Sales	Acquisitions,		Balance at
	December 31,	Capital	and	Net of		December 31,
	2006	Additions	Retirements	Divestitures	Other(1)	2007
Land and improvements	$473.1	$15.1	$(13.0)	$10.4	$0.6	$486.2
Land held for permitting as landfills	95.1	22.1	(0.5)	(0.1)	(18.8)	97.8
Landfills	4,155.5	244.0	—	25.8	36.4	4,461.7
Buildings and improvements	504.3	30.3	(3.1)	9.4	(4.1)	536.8
Vehicles and equipment	2,192.3	285.9	(116.8)	(4.6)	(2.0)	2,354.8
Containers and compactors	952.1	60.5	(21.5)	2.3	0.2	993.6
Furniture and office equipment	53.2	12.1	(3.9)	—	3.1	64.5

Total	$8,425.6	$670.0	$(158.8)	$43.2	$15.4	$8,995.4

	Accumulated Depreciation and Amortization
	Balance at	Depreciation and	Sales	Acquisitions,		Balance at
	December 31,	Amortization	and	Net of		December 31,
	2006	Expense	Retirements	Divestitures	Other(1)	2007
Land and improvements	$(36.6)	$(5.9)	$0.3	$—	$(0.1)	$(42.3)
Landfills	(2,046.1)	(229.5)	—	3.1	4.3	(2,268.2)
Buildings and improvements	(166.3)	(25.1)	2.4	—	0.1	(188.9)
Vehicles and equipment	(1,245.8)	(208.4)	111.5	9.0	(2.2)	(1,335.9)
Containers and compactors	(633.3)	(78.9)	21.1	1.2	—	(689.9)
Furniture and office equipment	(38.8)	(4.9)	3.9	—	—	(39.8)

Total	$(4,166.9)	$(552.7)	$139.2	$13.3	$2.1	$(4,565.0)

Property and equipment, net	$4,258.7	$117.3	$(19.6)	$56.5	$17.5	$4,430.4

(1)	Primarily consists of $19.2 million capitalized interest and $2.7 million relating to changes in landfill retirement obligation assets for recognition of and adjustments to capping, closure and post-closure costs (see Note 8, Landfill Accounting).

	Property and Equipment
	Balance at		Sales	Acquisitions,		Balance at
	December 31,	Capital	and	Net of		December 31,
	2005	Additions	Retirements	Divestitures	Other (1)	2006
Land and improvements	$464.5	$18.3	$(5.7)	$(2.1)	$(1.9)	$473.1
Land held for permitting as landfills	114.0	6.5	—	(7.1)	(18.3)	95.1
Landfills	3,873.3	240.7	(0.2)	12.2	29.5	4,155.5
Buildings and improvements	499.6	27.7	(5.7)	(12.6)	(4.7)	504.3
Vehicles and equipment	2,003.0	282.9	(75.3)	(20.0)	1.7	2,192.3
Containers and compactors	901.0	78.5	(18.3)	(9.0)	(0.1)	952.1
Furniture and office equipment	52.3	6.5	(5.2)	(0.4)	—	53.2

Total	$7,907.7	$661.1	$(110.4)	$(39.0)	$6.2	$8,425.6

	Accumulated Depreciation and Amortization
	Balance at	Depreciation and	Sales	Acquisitions,		Balance at
	December 31,	Amortization	and	Net of		December 31,
	2005	Expense	Retirements	Divestitures	Other (1)	2006
Land and improvements	$(31.0)	$(5.8)	$0.2	$0.1	$(0.1)	$(36.6)
Landfills	(1,800.8)	(245.3)	—	—	—	(2,046.1)
Buildings and improvements	(148.1)	(26.1)	4.8	2.9	0.2	(166.3)
Vehicles and equipment	(1,135.8)	(194.2)	71.9	15.3	(3.0)	(1,245.8)
Containers and compactors	(576.9)	(81.0)	17.5	7.0	0.1	(633.3)
Furniture and office equipment	(39.0)	(4.4)	4.2	0.3	0.1	(38.8)

Total	$(3,731.6)	$(556.8)	$98.6	$25.6	$(2.7)	$(4,166.9)

Property and equipment, net	$4,176.1	$104.3	$(11.8)	$(13.4)	$3.5	$4,258.7

(1)	Primarily consists of $17.2 million capitalized interest, $9.7 million landfill asset impairments, $11.4 million reclassification of landfill cover from land held for landfills and $7.4 million relating to changes in landfill retirement obligation assets for recognition of and adjustments to capping, closure and post-closure costs (see Note 8, Landfill Accounting) as well as a $5.2 million charge related to the relocation of our operations support center.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Goodwill
The following table shows the activity and balances related to goodwill by reporting unit from January 1, 2006 through December 31, 2007 (in millions):

	Balance at				Balance at
	December 31,				December 31,
	2006	Acquisitions	Divestitures(1)	Adjustments(2)	2007
Midwestern	$2,156.4	$0.3	$(29.1)	$(2.9)	$2,124.7
Northeastern	1,762.9	—	—	(2.4)	1,760.5
Southeastern	1,579.0	—	(70.0)	(2.1)	1,506.9
Southwestern	1,372.9	1.4	—	(1.9)	1,372.4
Western	1,254.8	1.8	—	(1.1)	1,255.5

Total	$8,126.0	$3.5	$(99.1)	$(10.4)	$8,020.0

	Balance at				Balance at
	December 31,				December 31,
	2005	Acquisitions	Divestitures(1)	Adjustments(2)	2006
Midwestern	$2,169.1	$—	$(6.2)	$(6.5)	$2,156.4
Northeastern	1,796.5	—	(25.8)	(7.8)	1,762.9
Southeastern	1,584.0	—	—	(5.0)	1,579.0
Southwestern	1,316.9	0.8	—	55.2	1,372.9
Western	1,317.7	—	—	(62.9)	1,254.8

Total	$8,184.2	$0.8	$(32.0)	$(27.0)	$8,126.0

(1)	See Note 2, Acquisitions and Divestitures.

(2)	Includes income tax related adjustments associated with the acquisition of BFI in 1999. Amounts for 2006 also include reallocation among regions related to refinements to the regional organization structure in 2006.
5. Other Assets
The following table shows the balances included in other assets as of December 31 (in millions):

	2007	2006
Deferred financing costs	$76.3	$77.0
Funded status of defined benefit pension plan	57.9	11.6
Landfill closure deposits	47.2	35.8
Insurance recoveries	24.2	34.5
Notes receivable	21.2	17.1
Other	113.3	202.6

Total	$340.1	$378.6

Deferred financing costs represent transaction costs directly attributable to obtaining financing. Upon funding of debt offerings, financing costs are capitalized and amortized using the effective-interest method over the term of the related debt. In 2007, 2006 and 2005, we wrote off $8.3 million, $4.1 million and $13.7 million, respectively, of deferred financing costs in connection with the repayment of debt before its maturity date. Such amounts are included in “Interest expense and other” in our consolidated statements of operations.
6. Other Liabilities
Other accrued liabilities –
The following table shows the balances included in other accrued liabilities as of December 31 (in millions):

	2007	2006
Accrued income taxes (1)	$395.9	$1.8
Current portion of self-insurance claim liabilities	94.8	87.6
Accrued payroll	90.9	97.0
Accrued landfill taxes, hosting fees and royalties	35.8	35.0
Accrued franchise and sales taxes	30.7	33.3
Accrued property taxes	16.2	15.1
Current portion of non-recurring acquisition accruals	2.7	6.6
Other	90.7	93.4

Total	$757.7	$369.8

(1)	Includes $380.7 million related to income tax uncertainties. See Note 9, Income Taxes.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other long-term obligations –
The following table shows the balances included in other long-term obligations as of December 31 (in millions):

	2007	2006
Income tax uncertainties (1)	$261.7	$559.3
Self-insurance claim liabilities	189.3	207.0
Non-recurring acquisition accruals	21.8	22.4
Pension liability (2)	11.6	16.8
Other	54.2	81.3

Total	$538.6	$886.8

(1)	See Note 9, Income Taxes.

(2)	See Note 10, Employee Benefit Plans.
Self-Insurance –
Self-insurance claims liabilities relate mainly to our commercial general liability, automobile liability, and workers’ compensation coverages. The following table shows the activity in the current and long-term portions of our self-insurance claims liabilities included in table above for the years ended December 31 (in millions):

	2007	2006
Gross insurance claim liabilities, beginning of year	$294.6	$294.1
Less amount due from insurers	34.5	35.7

Net insurance claim liabilities, beginning of year	260.1	258.4
Claims payments made during the year	(239.3)	(250.2)
Provision charged to cost of operations	239.1	251.9

Net insurance claim liabilities, end of year	259.9	260.1
Plus amount due from insurers	24.2	34.5

Gross insurance claim liabilities, end of year	284.1	294.6
Less current portion	94.8	87.6

Long-term portion	$189.3	$207.0

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Long-term Debt
Long-term debt at December 31, 2007 and 2006 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, amortization of deferred financing cost and the amortization or accretion of discounts or premiums (in millions, except interest rates).

	Debt Balance at		Effective Interest Rate
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
2005 Revolver due 2012, ABR borrowings*	$—	$—	7.75%	9.75%
2005 Revolver due 2012, Adjusted LIBOR borrowings*	—	—	6.20	7.86
2005 Term Loan due 2014	806.7	1,105.0	6.75	7.34
Receivables secured loan	393.7	230.0	6.37	6.02
6.375% senior notes due 2008	161.0	157.9	8.34	8.34
8.50% senior notes due 2008	—	750.0	—	8.78
6.50% senior notes due 2010	350.0	350.0	6.76	6.76
5.75% senior notes due 2011	400.0	400.0	6.00	6.00
6.375% senior notes due 2011	275.0	275.0	6.63	6.63
9.25% senior notes due 2012	—	250.9	—	9.40
7.875% senior notes due 2013	450.0	450.0	8.09	8.09
6.125% senior notes due 2014	425.0	425.0	6.30	6.30
7.25% senior notes due 2015	600.0	600.0	7.43	7.43
7.125% senior notes due 2016	595.6	595.1	7.38	7.38
6.875% senior notes due 2017	750.0	—	7.04	—
9.25% debentures due 2021	96.5	96.3	9.47	9.47
7.40% debentures due 2035	296.7	294.4	8.03	8.03
4.25% senior subordinated convertible debentures due 2034	230.0	230.0	4.34	4.34
7.375% senior unsecured notes due 2014	400.0	400.0	7.55	7.55
Solid waste revenue bond obligations, principal payable through 2031**	397.5	280.6	6.12	6.85
Notes payable to a municipality, finance and commercial companies, and individuals, interest rates of 2.37% to 11.25%, and principal payable through 2014, secured by vehicles, equipment, real estate or accounts receivable **	1.2	2.3	7.97	6.00
Obligations under capital leases of vehicles and equipment **	12.3	12.4	8.78	8.92
Notes payable to individuals and commercial companies, interest rates of 5.99% to 9.50%, principal payable through 2010, unsecured **	1.7	5.7	6.00	8.07

Total debt **	6,642.9	6,910.6	6.96	7.37
Less: Current portion	557.3	236.6

Long-term portion	$6,085.6	$6,674.0

*	Excludes fees

**	Reflects weighted average interest rate
Refinancings –
In March 2007, we issued $750 million of 6.875% senior notes due 2017 and used the proceeds to fund a portion of our tender offer for our 8.50% senior notes due 2008. We also completed the amendment to our 2005 Credit Facility, which included re-pricing the 2005 Revolver and a two-year maturity extension for all facilities under the 2005 Credit Facility. The interest rate and fees for borrowings and letters of credit under the 2005 Revolver were reduced by 75 basis points. In addition, our fee for the unused portion of the 2005 Revolver was reduced by 37.5 basis points. We expensed approximately $45.4 million of costs related to premiums paid, write-off of deferred financing and other costs in connection with these transactions. These costs were included in “Interest expense and other” in our consolidated statements of operations.
In May 2007, we renewed our accounts receivable securitization program and concurrently increased the capacity of this 364-day liquidity facility from $230 million to $300 million. We used the proceeds from this increase to pay down a portion of our 2005 Term Loan by $68 million. On

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 30, 2007, we increased our receivables secured loan program to $400 million from $300 million. Additionally, we made an optional $135 million prepayment and a mandatory $95 million prepayment on the 2005 Term Loan during the quarters ended June 30, 2007 and December 31, 2007, respectively.
Throughout 2007, we completed four offerings of unsecured tax-exempt bonds with an aggregate value of $116.8 million, the proceeds of which are used to finance qualifying expenditures at our landfills, transfer and hauling facilities. The maturity tax-exempt bonds mature between 2015 and 2018.
In September 2007, we redeemed $250 million of 9.25% senior notes due 2012 with available cash and a temporary borrowing under the 2005 Revolver. We expensed $13.3 million of costs related to premium paid, write-off of deferred financing and other costs in connection with the redemption.
2005 Credit Facility –
At December 31, 2007, we had a senior secured credit facility, referred to as the 2005 Credit Facility, that included: (i) a $1.575 billion Revolving Credit Facility due March 2012 (the 2005 Revolver), (ii) a $806.7 million Term Loan B due March 2014, referred to as the 2005 Term Loan, (iii) a $485 million Institutional Letter of Credit Facility due March 2014, and (iv) a $25 million Incremental Revolving Letter of Credit Facility due March 2012. Of the $1.575 billion available under the 2005 Revolver, the entire amount may be used to support the issuance of letters of credit. At December 31, 2007, we had no loans outstanding and $352.4 million in letters of credit drawn on the 2005 Revolver, leaving approximately $1.223 billion capacity available under the 2005 Revolver. Both the $25 million Incremental Revolving Letter of Credit Facility and $485 million Institutional Letter of Credit Facility were fully utilized at December 31, 2007.
The 2005 Credit Facility bears interest at an Alternative Base Rate (ABR), or an Adjusted LIBOR, both terms defined in the 2005 Credit Facility agreement, plus, in either case, an applicable margin based on our leverage ratio. Proceeds from the 2005 Credit Facility may be used for working capital and other general corporate purposes, including acquisitions.
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
Senior notes and debentures –
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
In May 2006, we issued $600 million of 7.125% senior notes due 2016 at a discounted price equal to 99.123% of the aggregate principal amount. Interest is payable semi-annually on May 15th and November 15th. These senior notes have a make-whole call provision that is exercisable any time prior to May 15, 2011 at the stated redemption price. These notes may also be redeemed on or after May 15, 2011 at the stated redemption price. We used the net proceeds to fund our tender

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
offer for our $600 million of 8.875% senior notes due 2008. At December 31, 2007 and 2006, the remaining unamortized discount was $4.4 million and $4.9 million, respectively.
In March 2005, we issued $600 million of 7.25% senior notes due 2015 to fund a portion of the tender offer of $600 million 7.625% senior notes due 2006. Interest is payable semi-annually on March 15th and September 15th. These senior notes have a make-whole call provision that is exercisable any time prior to March 15, 2010 at the stated redemption price. These notes may also be redeemed on or after March 15, 2010 at the stated redemption price.
In April 2004, we issued $275 million of 6.375% senior notes due 2011 to fund a portion of the tender offer of 10% senior subordinated notes due 2009. Interest is payable semi-annually on April 15th and October 15th. These senior notes have a make-whole call provision that is exercisable at any time at the stated redemption price.
In April 2004, we also issued $400 million of 7.375% senior unsecured notes due 2014 to fund a portion of the tender offer of 10% senior subordinated notes due 2009. Interest is payable semi-annually on April 15th and October 15th. These notes have a make-whole call provision that is exercisable any time prior to April 15, 2009 at the stated redemption price. The notes may also be redeemed after April 15, 2009 at the stated redemption prices.
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
In November 2002, we issued $375 million of 9.25% senior notes due 2012. These notes have no call provision until 2007. Interest is payable semi-annually on March 1st and September 1st. We used the net proceeds from the sale of these notes to repay term loans under our credit facility in effect at the time. We redeemed $125.0 million of these notes during the first quarter of 2005. The remainder was redeemed during the third quarter of 2007.
In November 2001, we issued $750 million of 8.50% senior notes due 2008. Interest is payable semi-annually on June 1st and December 1st. We used the proceeds to reduce term loan borrowings under our credit facility in effect at the time. We redeemed these notes with proceeds from the issuance of the $750 million of 6.875% senior notes due 2017 in the first quarter of 2007.
The $161.2 million of 6.375% senior notes due 2008 and $99.5 million of 9.25% debentures due 2021 assumed from BFI are not redeemable prior to maturity and are not subject to any sinking fund. At December 31, 2007 and 2006, the remaining unamortized discount associated with the 6.375% senior notes and the 9.25% debentures was $0.2 million and $3.3 million, respectively and $3.0 million and $3.2 million, respectively.
The $360.0 million of 7.40% debentures due 2035 assumed from BFI are not subject to any sinking fund and may be redeemed as a whole or in part, at our option at any time. The redemption price is equal to the greater of the principal amount of the debentures and the present value of future

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
principal and interest payments discounted at a rate specified under the terms of the indenture. At December 31, 2007 and 2006, the remaining unamortized discount was $63.3 million and $65.5 million, respectively.
Receivables secured loans –
We have an accounts receivable securitization program with two financial institutions that allows us to borrow up to $400 million on a revolving basis under a loan agreement secured by receivables. The agreements include a 364-day liquidity facility and a three-year purchase commitment, secured by receivables. If we are unable to renew the liquidity facility when it matures on May 29, 2008, we will refinance any amounts outstanding with the portion of our 2005 Revolver or with other long-term borrowings. Although we intend to renew the liquidity facility on May 29, 2008 and do not expect to repay the amounts within the next twelve months, the loan is classified as current because it has a contractual maturity of less than one year.
The borrowings are secured by our accounts receivable that are owned by a wholly-owned and fully consolidated subsidiary. This subsidiary is a separate corporate entity whose assets, or collateral securing the borrowings, are available first to satisfy the claims of the subsidiary’s creditors. At December 31, 2007 and 2006, the total amount of accounts receivable (gross) serving as collateral securing the borrowing were $532.5 million and $390.6 million, respectively. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement 125, the securitization program is accounted for as a secured borrowing with a pledge of collateral. The receivables and debt obligation remain on our consolidated balance sheet. At December 31, 2007 and 2006, we had outstanding borrowings under this program of $393.7 million and $230.0 million, respectively. The borrowings under this program bear interest at the financial institution’s commercial paper rate plus an applicable spread and interest is payable monthly.
Senior subordinated notes –
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
During the first quarter of 2005, through open market repurchases and a tender offer, we completed the repurchase of the remaining balance of these senior subordinated notes in an aggregate principal amount of $195.0 million. In connection with these repurchases and tender offer we paid premiums of approximately $10.3 million and wrote-off deferred financing costs of $1.7 million, both of which were included in interest expense and other in our consolidated statements of operations.
Senior subordinated convertible debentures –
In April 2004, we issued $230 million of 4.25% senior subordinated convertible debentures due 2034 that are unsecured and are not guaranteed. They are convertible into 11.3 million shares of our common stock at a conversion price of $20.43 per share. Common stock transactions such as cash or stock dividends, splits, combinations or reclassifications and issuances at less than current market price will require an adjustment to the conversion rate as defined per the indenture. Certain of the conversion features contained in the convertible debentures are deemed to be embedded derivatives, as defined under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133), however, these embedded derivatives currently have no value.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We can elect to call the debentures at any time after April 15, 2009 at par for cash only. The holders can require us to redeem some or all of the debentures on April 15th of 2011, 2014, 2019, 2024 and 2029 at par for stock, cash or a combination of stock and cash at our option. If the debentures are redeemed in stock, the number of shares issued will be determined as the par value of the debentures divided by the average trading stock price over a five-day period.
Solid waste revenue bond obligations –
At December 31, 2007 and 2006, we have $397.5 million and $280.6 million of fixed and variable rate solid waste revenue bonds outstanding. These bonds mature between 2010 and 2031. During 2007, we issued $116.8 million of tax-exempt bonds with maturities ranging from 2015 to 2018. Proceeds from these bonds are used to finance qualifying capital expenditures at our landfills, transfer and hauling facilities. The unamortized discount at December 31, 2007 and 2006 was $2.5 million and $2.9 million, respectively.
Future maturities of long-term debt –
Aggregate future scheduled maturities of long-term debt as of December 31, 2007 are as follows (in millions):

Maturity
2008 (1)	$557.5
2009	2.4
2010	375.4
2011	676.3
2012	1.2
Thereafter	5,103.5

Gross Principal	6,716.3
Discount, net	(73.4)

Total Debt	$6,642.9

(1)	Includes the receivables secured loan, which is a 364-day liquidity facility with a maturity date of May 29, 2008 and has a balance of $393.7 million at December 31, 2007. Although we intend to renew the liquidity facility prior to its maturity date, the outstanding balance is classified as a current liability because it has a contractual maturity of less than one year.
Future payments under capital leases, the principal amounts of which are included above in future maturities of long-term debt, are as follows at December 31, 2007 (in millions):

Maturity	Principal	Interest	Total
2008	$1.6	$1.0	$2.6
2009	1.4	0.9	2.3
2010	1.3	0.7	2.0
2011	1.0	0.7	1.7
2012	0.7	0.6	1.3
Thereafter	6.3	1.9	8.2

	$12.3	$5.8	$18.1

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fair value of debt –
The fair value of our debt is subject to change as a result of potential changes in market rates and prices. The table below provides information about our long-term debt by aggregate principal and weighted average interest rates for instruments that are sensitive to interest rates. The financial instruments are grouped by market risk exposure category (in millions, except percentages):

	Balance at	Fair Value at	Balance at	Fair Value at
	December 31,	December 31,	December 31,	December 31,
	2007	2007	2006	2006
Fixed Rate Debt:
Principal amount	$5,317.8	$5,308.8	$5,490.8	$5,560.6
Weighted average interest rate	5.92%		7.25%
Variable Rate Debt:
Principal amount	$1,325.1	$1,291.9	$1,419.8	$1,423.9
Weighted average interest rate(1)	6.13%		6.76%

(1)	Reflects the rate in effect as of December 31, 2007 and 2006 and includes all applicable margins. Actual future rates may vary.
Debt covenants –
At December 31, 2007, we were in compliance with all financial and other covenants under our 2005 Credit Facility. We are not subject to any minimum net worth covenants. At December 31, 2007, our EBITDA (1)/Interest ratio was 3.00:1 compared to 2.20:1 required by the covenants under our 2005 Credit Facility and Total Debt/EBITDA (1) ratio was 4.00:1, compared to 5.50:1 required by the covenants under our 2005 Credit Facility (in each case as defined by the 2005 Credit Facility).

(1)	EBITDA, which is a non-GAAP measure, used for covenants is calculated in accordance with the definition in the 2005 Credit Facility agreement. In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies.
The 2005 Credit Facility also restricts us from making certain types of payments, including dividend payments on our common and preferred stock. However, we are able to pay cash dividends on our outstanding 6.25% Series D senior mandatory convertible preferred stock (Series D preferred stock). Our notes contain certain financial covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions.
Failure to comply with the financial and other covenants under our 2005 Credit Facility, as well as the occurrence of certain material adverse events, would constitute defaults and would allow the lenders under the 2005 Credit Facility to accelerate the maturity of all indebtedness under the related agreement. This could also have an adverse impact on availability of financial assurances. In addition, maturity acceleration on the 2005 Credit Facility constitutes an event of default under our other debt instruments, including our senior notes and, therefore, these would also be subject to acceleration of maturity. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under the 2005 Credit Facility for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the 2005 Credit Facility or raise sufficient capital to repay such obligations in the event the maturities are accelerated.
At December 31, 2007, we were in compliance with all applicable covenants.
Guarantees –
We, and substantially all of our subsidiaries, are jointly and severally liable for the obligations under the 6.50% senior notes due 2010, the 5.75% senior notes due 2011, the 6.375% senior notes due 2011, the 7.875% senior notes due 2013, the 6.125% senior notes due 2014, the 7.375% senior unsecured notes due 2014, the 7.25% senior notes due 2015, the 7.125% senior notes due 2016 and the 6.875% senior notes due 2017 issued by Allied Waste North America, Inc. (Allied NA) and the 2005 Credit Facility through unconditional guarantees issued by us, current and future

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
subsidiaries. Allied NA, our wholly-owned subsidiary, and Allied Waste Industries, Inc. are jointly and severally liable for the obligations under the 6.375% senior notes due 2008, the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by BFI through an unconditional, joint and several, guarantee issued by Allied NA and Allied Waste Industries, Inc. Allied Waste Industries, Inc. is also jointly and severally liable for the obligations under the $20.0 million 5.15% unsecured tax-exempt bonds due 2015, the $56.8 million 5.20% unsecured tax-exempt bonds due 2018 and the $30.0 million variable rate unsecured tax-exempt bonds due 2017, issued by Allied NA, through unconditional guarantees issued by Allied Waste Industries, Inc. Certain of other debt issued by us or our subsidiaries may also be guaranteed by Allied Waste Industries, Inc. or our subsidiaries. At December 31, 2007, the maximum potential amount of future payments under the guarantees is the outstanding amount of the debt identified above and the amount for letters of credit issued under the 2005 Credit Facility. In accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), the guarantees are not recorded in our consolidated financial statements as they represent parent-subsidiary guarantees. We do not guarantee any third party debt.
Collateral –
Our 2005 Credit Facility is secured by the stock of substantially all of our subsidiaries and a security interest in substantially all of our assets. A portion of the collateral that collateralizes the 2005 Credit Facility is shared as collateral with the holders of certain of our senior secured notes and debentures.
The senior secured notes and debentures are collateralized by the stock of substantially all of the BFI subsidiaries along with certain other Allied subsidiaries and a security interest in the assets of BFI, its domestic subsidiaries and certain other Allied subsidiaries. In accordance with the SEC Rule 3-16 of Regulation S-X, separate financial statements for BFI are presented in this Form 10-K as of December 31, 2007 and 2006 for each of the three years in the period ended December 31, 2007.
Following is a summary of the condensed consolidated balance sheets for BFI and the other Allied subsidiaries that serve as collateral for the senior secured notes and debentures as of December 31, 2007 (in millions):

		Other Allied
	BFI	Collateral	Combined
Condensed Consolidated Balance Sheet (1):
Current assets	$246.4	$248.9	$495.3
Property and equipment, net	1,056.4	864.8	1,921.2
Goodwill	3,264.4	3,015.2	6,279.6
Other assets, net	185.1	36.6	221.7

Total assets	$4,752.3	$4,165.5	$8,917.8

Current liabilities	$564.8	$269.6	$834.4
Long-term debt, less current portion	4,479.7	5.6	4,485.3
Other long-term obligations	631.8	96.9	728.7
Due to parent	1,111.1	1,364.5	2,475.6
Total equity (deficit)	(2,035.1)	2,428.9	393.8

Total liabilities and equity (deficit)	$4,752.3	$4,165.5	$8,917.8

(1)	All transactions between BFI and the Other Allied collateral have been eliminated.
Interest expense and other —
Interest expense and other includes interest paid to third parties for our debt obligations (net of amounts capitalized), interest income, accretion of debt discounts, amortization of debt issuance costs and costs incurred to early extinguish debt.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest expense and other includes the following components (in millions):

	Year Ended December 31,
	2007	2006	2005
Interest expense and other
Interest expense, gross	$486.5	$526.2	$519.8
Interest income	(5.9)	(4.2)	(3.0)
Interest capitalized for development projects	(19.2)	(17.2)	(14.1)
Accretion of debt and amortization of debt issuance costs	20.5	21.8	22.7
Costs incurred to early extinguish debt	59.6	41.3	62.6
Interest expense allocated to discontinued operations	(3.1)	(4.5)	(4.9)

Total interest expense and other from continuing operations	$538.4	$563.4	$583.1

Derivative instruments and hedging activities –
Our policy requires that no less than 70% of our debt be at a fixed rate, either directly or effectively through interest rate swap contracts. In order to adhere to that policy, we have from time to time, entered into interest rate swap agreements for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Our strategy is to use interest rate swap contracts when such transactions will serve to reduce our aggregate exposure and meet the objectives of our interest rate risk management policy. These contracts are not entered into for trading purposes. We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility.
At December 31, 2007, approximately 80% of our debt was fixed and 20% had variable interest rates. We had no interest rate swap contracts outstanding at December 31, 2007 or 2006.
Subsequent events –
In January 2008, we redeemed $161.2 million of 6.375% senior notes due 2008 with available cash. We also completed an offering of $33.9 million variable rate, unsecured tax-exempt bonds maturing in 2024. Proceeds from the tax-exempt bonds are used to finance qualifying expenditures at our landfills, transfer and hauling facilities.
8. Landfill Accounting
We have a network of 161 owned or operated active landfills with a net book value of approximately $2.2 billion at December 31, 2007. In addition, we own or have responsibility for 113 closed landfills.
Landfill assets –
The following is a rollforward of our investment in our landfill assets excluding project costs and land held for permitting as landfills (in millions):

	Net Book Value		Capping,
	of Landfills	Landfill	Closure and
Net Book Value at	Acquired, net of	Development	Post-Closure	Landfill		Net Book Value at
December 31, 2006	Divestitures	Costs	Accruals (1)	Amortization	Other(1)	December 31, 2007
$2,109.4	$28.9	$263.2	$51.3	$(229.5)	$(29.8)	$2,193.5

(1) Includes an increase in both the landfill retirement obligation and the related landfill asset resulting from changes in the long-term closure and post-closure costs associated with one of our landfills in the Midwestern region. We recognized a related pre-tax impairment charge of $24.5 million during the third quarter of 2007.

	Net Book Value		Capping,
	of Landfills	Landfill	Closure and
Net Book Value at	Acquired, net of	Development	Post-Closure	Landfill		Net Book Value at
December 31, 2005	Divestitures	Costs	Accruals	Amortization	Other(1)	December 31, 2006
$2,072.5	$12.2	$257.9	$7.4	$(245.3)	$4.7	$2,109.4

(1)	Relates primarily to capitalized expansion costs transferred to the landfill amortization base.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We expensed approximately $229.5 million, $245.3 million and $244.1 million, or an average of $3.14, $3.17 and $3.11 per ton consumed, related to landfill amortization during the years ended December 31, 2007, 2006 and 2005, respectively.
Capping, closure and post-closure –
The following table is a summary of the capping, closure and post-closure costs at December 31, (in millions):

	2007	2006
Discounted capping, closure and post-closure liability recorded:
Current portion	$73.2	$59.8
Non-current portion	604.6	579.3

Total	$677.8	$639.1

Estimated remaining capping, closure and post-closure costs to be expended:
2008		$73.2
2009		62.9
2010		73.2
2011		68.0
2012		54.9
Thereafter		3,035.0

Estimated remaining undiscounted capping, closure and post-closure costs to be expended		$3,367.2

Estimated remaining discounted capping, closure and post-closure costs to be expended		$1,079.6

Total remaining discounted costs to be expended include the recorded liability on our balance sheet as well as amounts expected to be recorded in future periods as disposal capacity is consumed.
Accretion expense for capping, closure and post-closure for the years ended December 31, 2007, 2006 and 2005 was $53.2 million, $48.8 million and $49.8 million, respectively, or an average of $0.73, $0.63 and $0.63 per ton consumed, respectively.
Environmental costs --
Our ultimate liabilities for environmental matters may differ from the estimates determined in our assessments to date. We have determined that the recorded undiscounted liability for environmental matters as of December 31, 2007 and 2006 of approximately $189.6 million and $217.0 million, respectively, represents the most probable outcome of these matters. Using the high end of our estimate of the reasonably possible range, the outcome of these matters would result in approximately $17.2 million of additional liability. There were no significant environmental recovery receivables outstanding as of December 31, 2007 or 2006.
The following table shows the activity and balances related to our environmental and capping, closure and post-closure accruals related to open and closed landfills from December 31, 2004 through December 31, 2007 (in millions):

	Balance at	Charges to			Balance at
	12/31/06	Expense	Other (1)	Payments	12/31/07
Environmental accruals	$217.0	$—	$(6.4)	$(21.0)	$189.6
Open landfills capping, closure and post-closure accruals	420.4	36.2	22.2	(26.7)	452.1
Closed landfills capping, closure and post-closure accruals	218.7	17.0	17.5	(27.5)	225.7

Total	$856.1	$53.2	$33.3	$(75.2)	$867.4

	Balance at	Charges to			Balance at
	12/31/05	Expense	Other (1) (2)	Payments	12/31/06
Environmental accruals	$272.5	$—	$(35.4)	$(20.1)	$217.0
Open landfills capping, closure and post-closure accruals	413.5	33.5	9.9	(36.5)	420.4
Closed landfills capping, closure and post-closure accruals	200.0	15.3	31.5	(28.1)	218.7

Total	$886.0	$48.8	$6.0	$(84.7)	$856.1

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance at	Charges to			Balance at
	12/31/04	Expense	Other (1)	Payments	12/31/05
Environmental accruals	$304.4	$—	$(0.6)	$(31.3)	$272.5
Open landfills capping, closure and post-closure accruals	403.5	33.7	9.0	(32.7)	413.5
Closed landfills capping, closure and post-closure accruals	218.6	16.1	(7.8)	(26.9)	200.0

Total	$926.5	$49.8	$0.6	$(90.9)	$886.0

(1)	Amounts for open and closed landfills consist primarily of liabilities related to acquired and divested companies and amounts accrued for capping, closure and post-closure liabilities and charged to landfill assets during the year.

(2)	Includes an environmental adjustment recorded in 2006 due to the selection by a regulatory agency of a lower cost remediation plan related to a Superfund site, combined with a reclassification of approximately $27.2 million from environmental to closed site capping, closure and post-closure.
9. Income Taxes
The components of the income tax provision consist of the following (in millions):

	Year Ended December 31,
	2007	2006	2005
Current federal tax provision	$14.0	$7.8	$2.7
Current state tax provision	31.7	24.4	11.3
Deferred tax provision (1)	161.4	203.1	117.1

Total	$207.1	$235.3	$131.1

(1)	The year ended December 31, 2007 includes $165.4 million of federal deferred income tax expense offset by $4.0 million of state deferred income tax benefits.
The reconciliation of the federal statutory tax rate to our effective tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.2	6.5	3.4
Interest on uncertain tax matters, net of tax benefit	3.4	10.0	4.1
Tax basis in stock of assets held for sale	—	—	(8.0)
Valuation allowance on state net operating losses	0.2	2.4	3.4
Prior year state matters	—	3.4	—
Other	(2.7)	2.9	3.0

Effective tax rate	40.1%	60.2%	40.9%

The effective tax rate for 2007 was 40.1% compared to 60.2% in 2006. Income tax expense decreased by $28.2 million or 12.0% from $235.3 million in 2006 to $207.1 million in 2007 as a result of $24.6 million of income tax benefits recognized in 2007 and the absence in 2007 of $58.2 million of income tax charges recognized in 2006, partially offset by increased income tax expense in 2007 associated with higher pre-tax income. The income tax benefits recognized in 2007 included $17.0 million from the reversal of previously accrued interest expense on uncertain tax matters as a result of favorable resolutions during the year, and $7.6 million relating primarily to favorable state tax adjustments. The income tax charges recognized in 2006 included $21.5 million of interest expense on previously recorded liabilities under review by the applicable taxing authorities, $13.4 million in adjustments relating to state tax matters attributable to prior years, a $12.0 million increase in our valuation allowance for state net operating loss carryforwards and $11.3 million relating primarily to adjustments of state income taxes.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the net deferred tax asset (liability) are as follows (in millions):

	December 31,
	2007	2006
Deferred tax liabilities relating to:
Tax-deductible goodwill	$(456.3)	$(418.4)
Property, equipment and other	(208.5)	(176.5)

Total deferred tax liabilities	(664.8)	(594.9)

Deferred tax assets relating to:
Environmental, capping, closure and post-closure reserves	173.2	151.8
Other reserves	80.5	73.6
Capital loss carryforwards	18.9	30.5
Net operating loss and minimum tax and other credit carryforwards	149.9	271.6
Accrued state tax and interest on uncertain tax matters	104.6	—
Valuation allowance	(134.3)	(117.4)

Total deferred tax asset	392.8	410.1

Net deferred tax liability	$(272.0)	$(184.8)

We have federal net operating loss carryforwards of $47.1 million, with an estimated tax effect of $16.5 million, available at December 31, 2007 which will expire in 2024. Additionally, we have state net operating loss carryforwards, with an estimated tax effect of $144.5 million, available at December 31, 2007. The state net operating losses will expire at various times between 2008 and 2027. We have established a valuation allowance of $136.4 million for the state loss carryforwards that are unlikely to be used prior to expiration. The net $19.0 million increase in the valuation allowance in 2007 reflects an increase of $29.3 million due to current year losses generated, a decrease of $4.3 million due to Texas operating losses converting to a tax credit, a decrease of $5.1 million due primarily to changes in state tax rates and apportionment and a decrease of approximately $0.9 million due to expirations of state net operating loss carryforwards. In addition, we have capital loss carryforwards of $63.2 million, with an estimated tax effect of $23.3 million, which expire in 2011, as well as, $28.8 million of federal minimum tax and other credit carryforwards, of which $21.9 million are not subject to expiration.
Deferred income taxes have not been provided on the undistributed earnings of our Puerto Rican subsidiaries of $27.4 million and $21.9 million as of December 31, 2007 and 2006, respectively, as such earnings are considered to be permanently invested in those subsidiaries. If such earnings were to be remitted to us as dividends, we would incur an additional $9.6 million of federal income taxes.
The reconciliation of our unrecognized tax benefits is as follows (in millions):

Unrecognized tax benefits at January 1, 2007	$629
Gross increases for tax positions taken prior to January 1, 2007	13
Gross decreases for tax positions taken prior to January 1, 2007	(116)
Gross increases for tax positions taken in 2007	5
Gross decreases for tax positions taken in 2007	—
Settlements	(3)
Lapse of statute of limitations	—

Unrecognized tax benefits at December 31, 2007	$528

As of December 31, 2007, we had unrecognized tax benefits of $528 million. If these benefits were recognized before December 31, 2008, $13 million would favorably impact our effective tax rate with the majority of the remaining benefits reducing goodwill. Subsequent to December 31, 2008, the recognition of such benefits would favorably impact our effective tax rate under the requirements of SFAS 141(R). As a result of the expected completion by the Appeals Office of the Internal Revenue Service of its review of our 1998 and 1999 federal income tax returns, and anticipated state tax related settlements, the amount of unrecognized tax benefits may decrease by approximately $30 to $40 million during the next twelve months.
We recognize interest and penalties relating to income tax matters as a component of income tax expense. As of December 31, 2007, we have accrued $207 million for interest and $2 million for penalties relating to income tax matters, including $20 million of interest accrued during the year ended December 31, 2007. The $20 million of interest accrued during the year

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ended December 31, 2007, is net of a $27 million reversal of interest previously accrued related to the favorable resolution of uncertain tax matters.
We are currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2006. Certain matters relating to these audits are discussed below.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
cover all affected tax years and any resulting deficiency would become due in the ordinary course of the audits.
If the capital loss deduction is fully disallowed, we estimate it could have a federal and state cash tax impact (excluding penalties) of approximately $242 million, plus accrued interest through December 31, 2007 of approximately $150 million ($94 million net of tax benefit). Additionally, the IRS could ultimately impose penalties and interest on those penalties for any amount up to approximately $121 million, as of December 31, 2007, after tax. The tax and interest (but not penalties) associated with this matter have been fully reserved on our consolidated balance sheet, including $351 million which is reflected in other current accrued liabilities at December 31, 2007. Because of the high interest rate being assessed on this matter, on February 13, 2008, we paid the IRS $196 million for tax and interest related to our 1999 income tax return. Later in 2008, we expect to pay the IRS and state tax authorities approximately $155 million of tax and interest related to this matter, primarily associated with our 2000 – 2003 income tax returns, in order to avoid additional interest charges. The payments do not represent a settlement with respect to the potential tax, interest or penalty related to this matter, nor do they prevent us from contesting the IRS tax adjustment applicable to our 1999 — 2003 taxable years in a federal refund action.
Exchange of partnership interests. In April 2002, we exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly-owned subsidiaries. Although we have not yet received a formal notice of proposed adjustment, the IRS is contending that the exchange was a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $160 million plus accrued interest through December 31, 2007 of approximately $37 million ($24 million, net of tax benefit). Also, the IRS could propose a penalty of up to 40% of the additional income tax due. The potential tax and interest (but not penalties) of a full adjustment for this matter has been fully reserved on our consolidated balance sheet at December 31, 2007.
Methane gas. During the second quarter of 2007, as part of its examination of our 2000 through 2003 federal income tax returns, the IRS reviewed our treatment of costs associated with our landfill operations. As a result of this review, the IRS has proposed that certain landfill costs be allocated to the collection and control of methane gas that is naturally produced within the landfill. The IRS’ position is that the methane gas produced by a landfill is a joint product resulting from the operations of the landfill and, therefore, these costs should not be expensed until the methane gas is sold or otherwise disposed.
We plan to contest this issue at the Appeals Division of the IRS. We believe we have several meritorious defenses, including the fact that methane gas is not actively produced for sale by us but rather arises naturally in the context of providing disposal services. Therefore, we believe that the subsequent resolution of this issue will not have a material adverse impact on our consolidated liquidity, financial position or results of operations.
10. Employee Benefit Plans
Defined benefit pension plan –
We currently have one qualified defined benefit pension plan, the BFI Retirement Plan (BFI Pension Plan), as a result of Allied’s acquisition of BFI in 1999. The BFI Pension Plan covers certain BFI employees in the United States, including some employees subject to collective bargaining agreements.
The BFI Pension Plan was amended on July 30, 1999 to freeze future benefit accruals for participants. Interest credits continue to be earned by participants in the BFI Pension Plan and participants whose collective bargaining agreements provide for additional benefit accruals under the BFI Pension Plan continue to receive those credits in accordance with the terms of their bargaining agreements. The BFI Pension Plan utilizes a cash balance design.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2002, the BFI Pension Plan and the Pension Plan of San Mateo County Scavenger Company and Affiliated Divisions of Browning-Ferris Industries of California, Inc. (San Mateo Pension Plan) were merged into one plan. However, benefits continue to be determined under each of the two separate benefit structures.
Prior to the conversion of the cash balance design, benefits payable as a single life annuity under the BFI Pension Plan were based upon the participant’s highest 5-year earnings out of the last ten years of service. Upon conversion to the cash balance plan, the existing accrued benefits were converted to a lump-sum value using the actuarial assumptions in effect at the time. Participants’ cash balance accounts are increased until retirement by certain benefit and interest credits under the terms of their bargaining agreements. Participants may elect early retirement with the attainment of age 55 and completion of 10 years of credited service at reduced benefits. Participants with 35 years of service may retire at age 62 without any reduction in benefits.
The San Mateo Pension Plan covers certain employees at our San Mateo location excluding employees who are covered under collective bargaining agreements under which benefits had been the subject of good faith bargaining unless the collective bargaining agreement otherwise provides for such coverage. Benefits are based on the participant’s highest 5-year average earnings out of the last fifteen years of service. Effective January 1, 2004, participants who have attained the age of 55 and completed 30 years of credited service may elect early retirement without any reduction in benefits. Effective January 1, 2006, the San Mateo Pension Plan was amended to modify the definition of eligible employees to exclude highly compensated employees. In addition, no new employees hired or rehired after December 31, 2005 are eligible to participate in or accrue a benefit under the San Mateo Pension Plan.
Our pension contributions are made in accordance with funding standards established by ERISA and the IRC, as amended by the Pension Protection Act of 2006. No contributions were required during the last three years and no contributions are anticipated for 2008.
Our disclosures below were prepared as of the measurement dates of September 30, 2007 and 2006, and used as permitted by SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits.
We adopted the recognition provisions of SFAS 158 effective December 31, 2006 and now recognize the overfunded or underfunded status of our defined benefit postretirement plans as an asset or a liability in our consolidated balance sheets. We also recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. The pension asset or liability equals the difference between the fair value of the plan’s assets and its projected benefit obligation. Previously, we had recorded the minimum unfunded liability in our consolidated balance sheets with the benefit obligation representing the accumulated benefit obligation. The adoption of the recognition provisions of SFAS 158 did not impact our compliance with our debt covenants.
The BFI Pension Plan’s additional minimum liability (AML) for 2006 and the impact of the adoption of SFAS 158 at December 31, 2006 are as follows (in millions):

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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of the changes in the BFI Pension Plan projected benefit obligation and the fair value of its assets for the twelve-month period ended September 30 (in millions):

	2007	2006
Projected benefit obligation at beginning of period	$359.3	$377.4
Service cost	0.2	0.2
Interest cost	21.1	21.1
Curtailment loss	—	(0.7)
Actuarial gain	(23.6)	(22.7)
Benefits paid	(14.9)	(16.0)

Projected benefit obligation at end of period	$342.1	$359.3

Fair value of plan assets at beginning of period	$370.9	$361.1
Actual return on plan assets	44.0	25.8
Benefits paid	(14.9)	(16.0)

Fair value of plan assets at end of period	$400.0	$370.9

The following table provides the funded status of the BFI Pension Plan and amounts recognized in the balance sheets as of December 31 (in millions):

	2007	2006
Funded status	$57.9	$11.6
Non-current asset	$57.9	$11.6
Components of accumulated other comprehensive income, which primarily relate to the BFI Pension Plan as of December 31, 2007 and 2006 as well as the change in such amounts during the year which is reflected in other comprehensive income for the year ended December 31, 2007 are as follows (in millions):

	Net Actuarial	Prior Service	Tax (Expense)	Net of Tax
	Gain (Loss)	Credit	Benefit	Amount
Balance, December 31, 2006	$(97.7)	$0.8	$39.5	$(57.4)

Amortization included in net periodic benefit cost	5.3	0.1	(2.1)	3.3
Net actuarial gain arising during period	43.6	1.0	(20.0)	24.6

Net change of the year	48.9	1.1	(22.1)	27.9

Balance, December 31, 2007	$(48.8)	$1.9	$17.4	$(29.5)

The accumulated benefit obligation for the BFI Pension Plan was $341.5 million and $358.6 million at December 31, 2007 and 2006, respectively. The primary difference between the projected benefit obligation and the accumulated benefit obligation is that the projected benefit obligation includes assumptions about future compensation levels and the accumulated benefit obligation does not.
The following table provides the components of BFI Pension Plan’s net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Service cost	$0.2	$0.2	$0.6
Interest cost	21.1	21.1	20.7
Expected return on plan assets	(29.9)	(29.9)	(28.2)
Recognized net actuarial loss	5.0	6.9	6.8
Amortization of prior service cost	0.1	0.1	0.1
Curtailment loss	—	0.1	—

Net periodic benefit cost	$(3.5)	$(1.5)	$—

The following table provides additional information regarding the BFI Pension Plan for the years ended December 31 (in millions, except percentages):

	2007	2006	2005
Actual return on plan assets	$44.0	$25.8	$39.5
Actual rate of return on plan assets	11.9%	7.2%	11.7%

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assumptions used to determine the projected benefit obligation for the BFI Pension Plan as of September 30 are as follows (percent):

	2007	2006
Discount rate	6.25%	6.00%
Average rate of compensation increase	5.00%	5.00%
Assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows (percent):

	2007	2006	2005
Discount rate	6.00%	5.75%	6.00%
Average rate of compensation increase	5.00%	5.00%	5.00%
Expected return on plan assets	8.25%	8.50%	8.50%
We determine the discount rate used in the measurement of our obligations based on a model which matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the pension plan measurement date. Where that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yields on the bonds are used to derive a discount rate for the liability. The term of our obligation, based on the expected retirement dates of our workforce, is approximately 13.0 years.
In developing our expected rate of return assumption, we evaluate our actual historical performance and long-term return projections, which give consideration to our asset mix and the anticipated timing of our pension plan outflows. We employ a total return investment approach whereby a mix of equity and fixed income investments are used to maximize the long-term return of plan assets for what we consider a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and our financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S and non-U.S. stocks as well as growth, value, and small and large capitalizations. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Historically, we have not invested in derivative instruments in our plan assets. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.
The following table summarizes our plan target allocation for 2008 and actual asset allocations at September 30, 2007 and 2006:

	Target	Percentage of plan assets
	allocation	at September 30,
	2008	2007	2006
Equity securities	60%	62%	59%
Debt securities	40%	38%	41%

Total	100%	100%	100%

The following table provides the estimated future pension benefit payments for the next 10 years under the BFI Pension Plan (in millions):

Estimated future payments:
2008	$13.2
2009	15.0
2010	16.1
2011	16.8
2012	21.9
2013 through 2017	135.0

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BFI post retirement healthcare plan -
The BFI Post Retirement Healthcare Plan provides continued medical coverage for certain former BFI employees following their retirement, including some employees subject to collective bargaining agreements. Eligibility for this plan is limited to those BFI employees who had 10 or more years of service and were age 55 or older as of December 31, 1998, and certain BFI employees in California who were hired on or before December 31, 2005 and who retire on or after age 55 with at least 30 years of service. Liabilities for this plan were $1.3 million and $6.4 million at December 31, 2007 and 2006.
Multi-employer pension plans -
We contribute to 23 multi-employer pension plans under collective bargaining agreements covering union-represented employees. Approximately 20 percent of our total current employees are participants in such multi-employer plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. We do not administer these multi-employer plans, which are generally managed by a board of trustees with the unions appointing certain trustees and other contributing employers of the plan appointing certain members. We are generally not represented on the board of trustees.
We do not have current plan financial information from the plan administrators, but based on the information available to us, we believe that some of the multi-employer plans to which we contribute are underfunded. Additionally, the Pension Protection Act, enacted in August 2006, will require underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding, perhaps beginning as soon as 2008. Until the plan trustees develop the funding improvement plans or rehabilitation plans as required by the Pension Protection Act, we are unable to determine the amount of additional future contributions, if any. Accordingly, we cannot determine at this time the impact of the Pension Protect Act on our consolidated liquidity, financial position or results of operations.
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
Supplemental executive retirement plan -
Under our Supplemental Executive Retirement Plan (SERP), which was adopted by the Board of Directors effective August 1, 2003, and restated on February 9, 2006, we pay retirement benefits to certain of our executives. Participants in the SERP are selected by the Management Development/Compensation Committee of the Board of Directors. There were nine participants in the plan at December 31, 2007. Qualifications to receive retirement payments under the SERP are specified in each participant’s employment agreement or in a schedule attached to the plan document. Depending on the terms of the specific agreement, upon bona fide retirement from Allied defined as: (a) the sum of the executive’s age and years of service with the Company must be equal to at least 63 to 65; (b) the executive must have completed at least 5 to 20 years of service with the Company; and (c) the executive must be at least age 55 to 58 years old, then the executive will be entitled to maximum retirement payments for each year during the ten years following retirement in an amount equal to 60% of the executive’s average base salary during the three consecutive full calendar years of employment immediately preceding the date of retirement.
With the adoption of the recognition provision of SFAS 158, we reflected the unfunded status of SERP on our consolidated balance sheet at December 31, 2006 as a liability equivalent to the plan’s projected benefit obligation. Previously, we recognized a liability equivalent to the SERP’s accumulated benefit obligation.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The AML for 2006 and the impact of the adoption of SFAS 158 at December 31, 2006 are as follows (in millions):

	12/31/06		12/31/06		12/31/06
	Balance	AML	Balance	Adjustment	Balance
	Prior to AML	Adjustment	Post AML	to Initially	Post AML &
	& SFAS 158	Per	Pre-SFAS 158	Apply	SFAS 158
	Adjustment	SFAS 87	Adjustment	SFAS 158	Adjustment
Accrued pension liability	$(11.6)	$1.2	$(10.4)	$(1.4)	$(11.8)
Intangible asset	3.5	(0.7)	2.8	(2.8)	—
Deferred tax asset	—	—	—	1.7	1.7
AOCI, net of tax —	—	—	—	2.5	2.5
The following table provides a reconciliation of the changes in the SERP’s projected benefit obligation and the fair value of its plan assets for the twelve-month periods ended September 30 (in millions):

	2007	2006
Projected benefit obligation at beginning of period	$11.8	$11.2
Service cost	0.8	0.9
Interest cost	0.7	0.7
Amendments	(1.0)	—
Curtailment loss	(0.1)	(1.5)
Actuarial (gain) loss	(0.5)	0.9
Benefits paid	(0.6)	(0.4)

Projected benefit obligation at end of period	$11.1	$11.8

Fair value of plan assets at end of period	$—	$—

The following table provides the funded status of the SERP and amounts recognized in the balance sheets as of December 31 (in millions):

	2007	2006
Funded status	$(11.1)	$(11.8)

Current liabilities	$(0.5)	$(0.7)
Non-current liabilities	(10.6)	(11.1)
Amounts before tax benefit that have not been recognized as components of net periodic benefit cost included in AOCI at December 31 are as follows (in millions):

	2007	2006
Net actuarial loss	$0.4	$1.1
Prior service cost	1.6	3.1

Total AOCI before tax benefit	$2.0	$4.2

The SERP’s accumulated benefit obligation at December 31, 2007 and 2006 was $9.8 million and $10.5 million, respectively. The primary difference between the projected benefit obligation and the accumulated benefit obligation is that the projected benefit obligation includes assumptions about future compensation levels and the accumulated benefit obligation does not.
The following table provides the components of net periodic benefit cost for the SERP for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Service cost	$0.8	$0.9	$1.0
Interest cost	0.7	0.7	0.7
Recognized net actuarial loss (gain)	0.1	0.1	(0.2)
Amortization of prior service cost	0.5	0.8	1.5
Curtailment loss (1)	(0.1)	—	(0.8)

Net periodic benefit cost	$2.0	$2.5	$2.2

(1)	The curtailment in 2006 includes a $0.9 million gain related to two participants leaving the plan offset by a net $0.9 million loss related to a participant’s early retirement.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assumptions used to determine the SERP’s projected benefit obligation as of September 30 are as follows (percent):

	2007	2006
Discount rate	6.25%	6.00%
Average rate of compensation increase	3.00%	3.00%
Assumptions used to determine the SERP’s net periodic benefit cost for the years ended December 31 are as follows (percent):

	2007	2006	2005
Discount rate	6.00%	5.75%	6.00%
Average rate of compensation increase	3.00%	3.00%	3.00%
The following table provides the estimated future SERP benefit payments for the next 10 years (in millions):

Estimated future payments:
2008	0.5
2009	0.5
2010	0.5
2011	0.9
2012	0.9
2013 through 2017	7.6
Defined contribution plan -
We sponsor the Allied Waste Industries, Inc. 401(k) Plan (Allied 401(k) Plan), a defined contribution plan, which is available to all eligible employees except those residing in Puerto Rico and those represented under certain collective bargaining agreements where benefits have been the subject of good faith bargaining. Effective January 1, 2005, we created the Allied Waste Industries, Inc. 1165(e) Plan (Puerto Rico 401(k) Plan), a defined contribution plan, for employees residing in Puerto Rico. Plan participant balances in the Allied 401(k) Plan for these employees were transferred to the new plan in early 2005. Eligible employees for either plan may contribute up to 25% of their annual compensation on a pre-tax basis. Participants’ contributions are subject to certain restrictions as set forth in the IRC and Puerto Rico Internal Revenue Code of 1994. We match in cash 50% of employee contributions, up to the first 5% of the employee’s compensation. Participants’ contributions vest immediately, and the employer contributions vest in increments of 20% based upon years of service. Our matching contributions totaled $11.4 million, $10.6 million and $9.6 million in 2007, 2006 and 2005, respectively.
Incentive plans -
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
No awards were payable for the fiscal 2003-2005 or 2004-2006 performance periods. We had accrued $10.9 million and $6.2 million at December 31, 2007 and 2006, respectively, for awards relating to the fiscal 2005-2007 performance period.
We also provide our employees with the management incentive plan, under which certain performance metrics such as earnings before interest, tax, depreciation and amortization, return on invested capital and free cash flow are established annually. Incentive awards are generally payable in cash. Further, starting in 2007, participants can elect to convert up to 40% of the value of their cash awards into restricted stock units. Participants who make such election also receive a 50% matching contribution in restricted stock units from our company. Cash incentive compensation accruals at December 31, 2007 and 2006 were $35.5 million and $39.8 million, respectively. Additionally, the incentive compensation accrual associated with restricted stock units at December 31, 2007 was $7.8 million.
11. Preferred Stock
At December 31, 2007, we had 10 million shares of preferred stock authorized.
Series D mandatory convertible preferred stock -
In March 2005, we issued 2.4 million shares of Series D preferred stock, par value of $0.10 at $250 per share, through a public offering for net proceeds of approximately $581 million. The Series D preferred stock has a dividend rate of 6.25% and is mandatorily convertible on March 1, 2008. Besides the final dividend, the conversion will have no cash impact. Upon conversion, we will no longer pay any future quarterly dividends. On the conversion date, each share of Series D preferred stock will automatically convert into shares of common stock based on the following conversion table:

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
Series C mandatory convertible preferred stock -
In April 2003, we issued 6.9 million shares of Series C mandatory convertible preferred stock (Series C preferred stock), par value $0.10 at $50.00 per share, through a public offering for net proceeds of approximately $333 million. The Series C preferred stock had a dividend rate of 6.25%. The Series C preferred stock was mandatorily convertible on April 1, 2006.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Common Stock
We had 525 million shares of common stock authorized at December 31, 2007. The par value of these shares is $0.01. The following table shows the activity and balances related to our common stock, (net of treasury shares of 1.1 million, 1.0 million and 0.8 million in 2007, 2006 and 2005, respectively) for the years ended December 31 (in millions):

	2007	2006	2005
Balance at beginning of year	367.9	331.2	317.5
Common stock issued, net	0.4	34.6	13.4
Stock options exercised	2.1	2.1	0.3

Balance at end of year	370.4	367.9	331.2

13. Stock Plans
Employee plans -
In February 2006, the Board of Directors amended and restated the 1991 Employee Stock Plan to create the 2006 Incentive Stock Plan (2006 Plan). Our stockholders approved the 2006 Plan in May 2006. The 2006 Plan, the Amended and Restated 1993 Incentive Stock Plan (1993 Plan) and the Amended and Restated 1994 Incentive Stock Plan (1994 Plan) (collectively the Employee Plans), provide for the grant of non-qualified stock options, incentive stock options, shares of restricted stock, shares of phantom stock and stock bonuses. The 2006 Plan also provides for the grant of restricted stock units, stock appreciation rights, performance awards, dividend equivalents, cash awards, or other stock-based awards. Options granted under the Employee Plans typically vest over three to five years and expire ten years from their grant date. No further awards may be granted under the 1993 Plan and 1994 Plan. At December 31, 2007, there were approximately 30.8 million shares of common stock available for award under the 2006 Plan.
During 2007, 2006 and 2005, the Management Development/Compensation Committee of the Board of Directors approved grants of approximately 1.2 million, 0.3 million and 1.1 million restricted stock units with a weighted average grant-date fair value per share of $11.08, $10.38 and $8.83, respectively. These restricted stock units cannot be sold or transferred and are subject to forfeiture until they are fully vested. The restricted stock units vest over a period of two to five years, after which time they are automatically converted into shares of Allied’s common stock unless a participant has elected to defer the settlement of shares. Included in the 2007 grants are restricted stock units for the conversion and matching features under the 2007 Senior Management Incentive Plan and the 2007 Management Incentive Plan. Under these plans, participants can elect to receive up to 40% of their 2007 incentive compensation in the form of restricted stock units, which vest at the date of issuance but must be held for one year and a 50% matching contribution of additional restricted stock units, which vest in two years from the date of issuance. Also, during 2005, Allied granted 100,000 shares of restricted stock to its Chief Executive Officer. On May 27, 2006, 10,000 of those shares vested. Another 40,000 shares began vesting in June 2006 at a rate of 833 shares per month. The remaining 50,000 shares vest solely upon whether certain performance targets are achieved over a period of not more than seven years beginning on January 1, 2006. As of December 31, 2007, 16,666 shares of the performance based award had vested.
During 2000, the Management Development/Compensation Committee approved grants of approximately 7.0 million shares of restricted stock, with a weighted average grant-date fair value per share of $6.05, to key members of management under the Performance Accelerated Restricted Stock Agreement (PARSAP). Under the terms of the PARSAP, an award becomes partially vested after 4 years (1/7th at year 4 and 1/7th each year thereafter until fully vested at the end of year 10). Generally, if the individual’s employment is terminated prior to vesting, the unvested shares are forfeited. However, unvested shares become vested if the individual’s employment is terminated as the result of death or disability. Also, if an individual’s employment is terminated by Allied without cause (as that term is defined in the 1991 Incentive Stock Plan) or due to the individual’s retirement, a pro-rata portion of the unvested shares becomes vested and the remaining unvested shares are

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
forfeited. In addition, certain employees are entitled to continued vesting in their shares following termination of employment under certain circumstances.
2005 non-employee director equity compensation plan -
We provide restricted stock awards (or, at the discretion of the Management Development/ Compensation Committee, restricted stock units or stock options) to non-employee members of the Board of Directors under our 2005 Non-Employee Director Equity Compensation Plan (the Director Plan). Stock awards granted under the Director Plan generally vest over a period of one to three years and expire ten years from the grant date. Restricted stock awards cannot be sold or transferred and are subject to forfeiture until they are fully vested. The maximum number of shares to be granted under the Director Plan is 2.75 million common shares, of which approximately 1.3 million were available for issuance at December 31, 2007.
Stock-based compensation -
Stock-based compensation expense recognized for the years ended December 31 pursuant to SFAS 123(R) is as follows (in millions, except per share data):

	2007	2006
Stock-based compensation expense by type of award(1):
Stock options	$7.9	$8.6
Restricted stock awards — employees	12.9	1.4
Restricted stock awards — non-employee directors	0.8	0.5

Total stock-based compensation expense	$21.6	$10.5
Tax effect on stock-based compensation expense	(7.9)	(3.4)

Net effect on net income available to common shareholders	$13.7	$7.1

Effect on earnings per share:
Basic	$0.04	$0.02
Diluted	0.03	0.02

(1)	Primarily included in selling, general and administrative expenses.
The following table presents the pro forma effect on net income available to common shareholders and earnings per share as if we had applied the fair value recognition provisions of SFAS 123 for the year ended December 31, 2005 (in millions, except per share data):

Net income available to common shareholders, as reported	$151.8
Add: Stock-based compensation expense included in reported net income available to common shareholders, net of tax	5.6
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(10.0)

Net income available to common shareholders, pro forma	$147.4

Basic earnings per share: As reported	$0.46
Pro forma	0.45

Diluted earnings per share: As reported	$0.46
Pro forma	0.45
Valuation assumptions -
We estimated the fair value of stock options on the date of grant using the Black-Scholes option valuation model and the weighted average assumptions in the following table. The fair value of each option grant is recognized for financial reporting purposes in 2007 and 2006 and for proforma disclosures purposes in 2005 using the straight-line attribution approach over the requisite service period.

	Year Ended December 31,
	2007	2006	2005
Risk free interest rate	4.0%	4.1%	3.4%
Expected life (in years)	6.5	6.6	5.8
Expected dividend rate	0.0%	0.0%	0.0%
Expected volatility	41.6%	42.1%	51.4%

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The risk-free interest rate assumption was based on a zero-coupon U.S. Treasury bill rate on the date of grant with the maturity date approximately equal to the expected life at the grant date. The expected life of the options granted in 2007 was determined taking into consideration our historical option exercise experience. The expected life assumption utilized in 2006 was based on the simplified method as provided by SAB 107. Allied has not declared any dividends on common stock and is currently restricted from paying such dividends under our 2005 Credit Facility. Based on this, the dividend rate is assumed to be zero. We derived our expected volatility based on daily historical volatility of our stock price.
Stock options -
A summary of our stock option awards, including those granted to non-employee directors, for the year ended December 31, 2007 is as follows:

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Exercise	Contractual Term	Value
	(in millions)	Price	(years)	(in millions)(1)
Outstanding at January 1, 2007	19.9	$11.77
Granted	3.4	11.66
Exercised	(2.0)	10.44
Forfeited or expired	(1.3)	13.66

Outstanding at December 31, 2007	20.0	11.82	6.0	$14.7

Expected to vest at December 31, 2007	6.7	$10.88	8.9	$5.4

Exercisable at December 31, 2007	12.3	$12.41	4.2	$8.5

(1)	Based on our closing common stock price of $11.02 at December 31, 2007.
During the year ended December 31, 2007, we granted 3.4 million stock options with an estimated total grant-date fair value of $18.4 million. Of this amount, we estimated that the stock-based compensation for the awards not expected to vest will approximate $2.2 million. All options had no intrinsic value at date of grant.
At December 31, 2007, unrecognized stock-based compensation, net of estimated forfeitures, related to stock options was $33.6 million and is expected to be recognized over an estimated weighted average amortization period of 3.2 years. Cash proceeds from stock option exercises during the year ended December 31, 2007 were $21.1 million. The income tax benefits from stock option exercises were approximately $1.0 million during the year ended December 31, 2007.
The weighted average per share grant-date fair value of stock options granted was $5.50, $5.52 and $4.50 for the years ended December 31, 2007, 2006 and 2005, respectively. The intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $2.0 million, $5.6 million and $0.6 million, respectively. The fair value of stock options vested during the years ended December 31, 2007, 2006 and 2005 was $8.6 million, $9.2 million and $11.8 million, respectively.
The changes in non-vested stock options during the year ended December 31, 2007 were as follows:

	Number	Weighted
	of Shares	Average Grant
	(in millions)	Date Fair Value
Non-vested balance at January 1, 2007	6.4	$5.02
Granted	3.4	5.50
Vested	(1.8)	5.00
Forfeited	(0.3)	5.40

Non-vested balance at December 31, 2007	7.7	5.21

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted stock awards -
A summary of our restricted stock awards, including those granted to non-employee directors, for the year ended December 31, 2007 is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
	of Shares	Grant Date	Contractual	Value
	(in millions)	Fair Value	Term (years)	(in millions)(1)
Outstanding at January 1, 2007	3.4	$7.32
Granted	1.3	11.22
Vested	(1.0)	7.48
Forfeited	(0.1)	9.22

Outstanding at December 31, 2007	3.6	8.60	2.2	$39.1

Expected to vest at December 31, 2007	3.4	8.54	2.1	$29.6

(1)	Based on our closing common stock price of $11.02 at December 31, 2007.

During the year ended December 31, 2007, Allied granted approximately 1.2 million restricted stock units with an estimated total grant-date fair value of $13.0 million. Of this amount, we estimated the stock-based compensation for the awards not expected to vest was $0.7 million. The weighted average fair value of restricted stock units granted during the year ended December 31, 2007 was $11.08 per share.
At December 31, 2007, unrecognized stock-based compensation related to non-vested restricted stock awards was $12.1 million and is expected to be recognized over an estimated weighted average amortization period of 2.1 years. The income tax benefits from restricted stock awards vested were approximately $2.2 million for the year ended December 31, 2007.
The weighted average per share grant-date fair value of restricted stock awards granted, including non-employee director awards was $11.22, $10.64 and $8.70 for the years ended December 31, 2007, 2006 and 2005, respectively. The intrinsic value of restricted stock awards vested during the years ended December 31, 2007, 2006 and 2005, including non-employee director awards, was $11.5 million, $17.5 million and $9.7 million, respectively. The fair value of restricted stock awards vested during the years ended December 31, 2007, 2006 and 2005, including non-employee director awards, was $7.8 million, $10.4 million and $7.9 million, respectively.
Non-employee director restricted stock awards -
During the year ended December 31, 2007, Allied granted non-employee directors approximately 0.1 million shares of restricted stock with an estimated total grant-date fair value of $1.1 million and weighted average fair value of $13.19 per share. During the year ended December 31, 2007, approximately 10,000 shares and 37,000 shares, respectively, were forfeited or vested. At December 31, 2007, the unrecognized stock-based compensation related to these awards was $0.3 million and is expected to be recognized over an estimated weighted average amortization period of less than one year.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Net Income Per Common Share
Net income per common share from continuing operations is calculated as follows (in millions, except per share data):

	Year Ended December 31,
	2007	2006	2005
Basic earnings per share computation:
Income from continuing operations	$309.8	$155.8	$189.8
Less: dividends on preferred stock	37.5	42.9	52.0

Income from continuing operations available to common stockholders	$272.3	$112.9	$137.8

Weighted average common shares outstanding	368.8	356.7	326.9

Basic earnings per share from continuing operations	$0.74	$0.32	$0.42

Diluted earnings per share computation:
Income from continuing operations	$309.8	$155.8	$189.8
Less: dividends on preferred stock	—	42.9	52.0
Add back: Interest expense on senior subordinated convertible debentures, net of tax	6.0	—	—

Income from continuing operations available to common stockholders	$315.8	$112.9	$137.8

Weighted average common shares outstanding	368.8	356.7	326.9
Dilutive effect of stock awards	2.1	2.6	3.2
Dilutive effect of senior subordinated convertible Debentures (1)	11.3	—	—
Dilutive effect of Series D preferred stock (1)	60.8	—	—

Weighted average common and common equivalent shares outstanding	443.0	359.3	330.1

Diluted earnings per share from continuing operations	$0.71	$0.32	$0.42

(1)	Amounts for 2007 include contingently issuable shares associated with our convertible debentures and preferred stock.
In calculating earnings per share, we have not assumed conversion of the following securities into common shares since the effects of those conversions would not be dilutive (in millions):

	Year Ended December 31,
	2007	2006	2005
Series C preferred stock	—	—	38.6
Series D preferred stock	—	60.8	54.6
Stock options	8.1	10.7	18.1
Senior subordinated convertible debentures	—	11.3	11.3
15. Commitments and Contingencies
Litigation -
We are subject to extensive and evolving laws and regulations and have implemented our own safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. We accrue for legal matters and regulatory compliance contingencies when such costs are probable and can be reasonably estimated. During the year ended December 31, 2005, we reduced our selling, general and administrative expenses by $22.1 million as a result of favorable developments related to accruals for legal matters, primarily established at the time of the BFI acquisition. Although the ultimate outcome of any legal matter cannot be predicted with certainty, except as described in Note 9, Income Taxes, in the discussion of our outstanding tax dispute with the IRS, we do not believe that the outcome of our pending legal and administrative proceedings will have a material adverse impact on our consolidated liquidity, financial position or results of operations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A consolidated amended class action complaint was filed against us and five of our current and former officers on March 31, 2005 in the U.S. District Court for the District of Arizona, consolidating three lawsuits previously filed on August 9, 2004, August 27, 2004 and September 30, 2004. The amended complaint asserted claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaint alleged that from February 10, 2004 to September 13, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated results for fiscal year 2004. The lawsuit sought an unspecified amount of damages. We filed a motion to dismiss the complaint on May 2, 2005. On December 15, 2005, the U.S. District Court for the District of Arizona granted our motion and dismissed the lawsuit with prejudice. The plaintiffs have appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. On October 6, 2006, the plaintiffs filed their opening appellate brief. We and four individual defendants filed our brief in opposition on December 15, 2006, and the plaintiffs filed their reply brief on January 24, 2007. Oral argument before the Court of Appeals is scheduled for April 17, 2008.
In the normal course of conducting our landfill operations, we are involved in legal and administrative proceedings relating to the process of obtaining and defending the permits that allow us to operate our landfills.
In September 1999, neighboring parties and others filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from a dispute years earlier related largely to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 1.9 million tons at December 31, 2007. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a Texas state trial court in the civil lawsuit issued a judgment, including an injunction that effectively revoked the expansion permit that was granted by the TCEQ in 2001 because it would require us to operate the landfill according to a prior permit granted in 1988 as well as comply with other requirements that the plaintiffs had requested. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion permit proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.
In April 2006, the Texas Court of Appeals ruled on the civil litigation. The court dissolved the injunction granted in 2003, which would have effectively prevented us from operating the landfill under the expansion permit and potentially required the relocation of over 2 million tons of waste at cost exceeding $50 million, but also required us to pay a damage award of approximately $2 million plus attorney’s fees and interest. On April 27, 2006, all parties filed motions for rehearing, which were denied by the Texas Court of Appeals. Subsequently, all parties filed a petition for review to the Texas Supreme Court. On November 28, 2007, the Texas Supreme Court denied the petitions for review. On October 29, 2007, two petitioners, North Alamo Water Supply Company and Engelman Irrigation District, filed a motion for re-hearing. On January 11, 2008, the Court denied petitioners’ motion for re-hearing. We are currently making arrangements to pay plaintiffs damages plus attorney’s fees and interest pursuant to the April 2006 ruling by the Texas Court of Appeals.
On March 14, 2006, our wholly-owned subsidiary, BFI Waste Systems of Mississippi, LLC, received a Notice of Violation from the Environmental Protection Agency (EPA) alleging that it was in violation of certain Clean Air Act provisions governing federal Emissions Guidelines for Municipal Solid Waste Landfills, New Source Performance Standards for Municipal Solid Waste Landfills, and the facility Operating Permit at its Little Dixie Landfill. The majority of these alleged violations involve the failure to file reports or permit applications, including but not limited to design capacity reports, non-methane organic compound (NMOC) emission rate reports and collection and control

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
system design plans, with the EPA in a timely manner. If we had been found to be in violation of such regulations we could have been subject to remedial action under EPA regulations, including monetary sanctions of up to $32,500 per day. By letter dated January 17, 2007, the EPA notified us that it had referred the matter to the U.S. Department of Justice (DOJ) for purposes of bringing an enforcement action and invited us to engage in settlement negotiations. On September 25, 2007, the parties reached an agreement to settle the allegations for a payment of $242,462. We are currently documenting the settlement.
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
By letter dated May 11, 2007, our subsidiary, County Landfill, Inc. (County Landfill), received a proposed CACP from the PaDEP. The CACP for County Landfill proposed to assess a civil penalty of $225,149 for alleged violations of the facility’s National Pollutant Discharge Elimination System (NPDES) Permit and the Clean Streams Law, specifically alleging that the effluent discharge from our industrial waste treatment plant exceeded its NPDES Permit limits and that such effluent was discharged into an unnamed tributary. On October 15, 2007, County Landfill executed a CACP whereby it agreed to settle all allegations for a payment of the proposed penalty amount.
By letter dated April 18, 2007, the EPA issued to us a Notice of Violation (NOV), alleging that we were in violation of the federally enforceable state implementation plan for Massachusetts under

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Clean Air Act, because, the NOV alleged, certain of our trucks had been observed in violation of a Massachusetts regulation limiting truck idling to no more than five (5) minutes. The NOV alleged 63 separate instances of alleged excessive idling. In a settlement conference on January 15, 2008, the EPA proposed a civil penalty of $480,000 to resolve the alleged violations. This matter is still in negotiations.
Royalties -
We have entered into agreements to pay royalties to prior landowners, lessors or host community where the landfill is located, based on waste tonnage disposed at specified landfills. The payments are generally payable quarterly and amounts earned, but not paid, are accrued in the accompanying consolidated balance sheets. Royalties are accrued as tonnage is disposed of in the landfill.
Disposal Agreements -
We have several agreements expiring at various dates through 2018 that require us to dispose of a minimum number of tons at third party disposal facilities. Under these put-or-pay agreements, we are required to pay for the agreed upon minimum volumes regardless of the actual number of tons placed at the facilities.
Lease agreements -
We have operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year as of December 31, 2007 are as follows (in millions):

2008	$40.3
2009	34.9
2010	28.5
2011	23.8
2012	19.8
Thereafter	106.4

Total	$253.7

Rental expense under such operating leases was approximately $36.8 million, $32.6 million and $33.1 million for each of the three years ended December 31, 2007, 2006 and 2005, respectively.
Financial assurances -
We are required to provide financial assurances to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and/or related to our performance under certain collection, landfill and transfer station contracts. We satisfy the financial assurance requirements by providing surety bonds, letters of credit, insurance policies or trust deposits. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by the applicable state environmental regulations, which vary by state. The financial assurance requirements for capping, closure and post-closure costs can either be for costs associated with a portion of the landfill or the entire landfill. Generally, states will require a third party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurances required can, and generally will, differ from the obligation determined and recorded under GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we are required to provide financial assurance for our self-insurance program and collateral for certain performance obligations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2007, we had the following financial instruments and collateral in place to secure our financial assurances (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$680.5	$—	$—	$—	$680.5
Surety bonds	644.9	492.5	—	—	1,137.4
Trust deposits	85.5	—	—	—	85.5
Letters of credit (1)	385.3	90.4	245.7	141.0	862.4

Total	$1,796.2	$582.9	$245.7	$141.0	$2,765.8

(1)	These amounts were issued under the 2005 Revolver, the Incremental Revolving Letter of Credit and the Institutional Letter of Credit Facility under our 2005 Credit Facility.
These financial instruments are issued in the normal course of business and are not debt of the Company. Since we currently have no liability for these financial assurances, they are not reflected in the accompanying consolidated balance sheets. However, we have recorded capping, closure and post-closure liabilities and self-insurance liabilities as they are incurred. The underlying financial assurance obligations, in excess of those already reflected in our consolidated balance sheets, would be recorded if it is probable that we would be unable to fulfill our related obligations. We do not expect this to occur.
Off-balance sheet arrangements -
We have no off-balance sheet debt or similar obligations, other than operating leases and the financial assurances discussed above, which are not classified as debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We have not guaranteed any third party debt.
Guarantees -
We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that relate to our activities prior to the divestiture and that may become known in the future. As of December 31, 2007, we believe the contingent obligations associated with these indemnifications are not significant.
We have entered into agreements to guarantee the value of certain property that is adjacent to certain landfills to the property owners. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees were accounted for in accordance with SFAS 5. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FIN 45. Generally, it is not possible to determine the contingent obligation associated with these guarantees, but we do not believe that these contingent obligations will have a material effect on our consolidated liquidity, financial position or results of operations.
16. Related Party Transactions
Transactions with related parties are entered into only upon approval by a majority of our independent directors and only upon terms comparable to those that would be available from unaffiliated parties. At December 31, 2007 and 2006, respectively, employee loans to current or former employees of less than $0.1 million were outstanding.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
We manage our operations through five geographic operating segments which are also our reportable segments: Midwestern, Northeastern, Southeastern, Southwestern and Western. Each region is responsible for managing several vertically integrated operations, which are comprised of districts. The accounting policies for these segments are the same as those described in Note 1, Organization and Summary of Significant Accounting Policies. Segment operating results summarized below have been restated as a result of the discontinued operations described in Note 2, Acquisitions and Divestitures.
The tables below reflect certain information relating to the continuing operations of our geographic operating segments for the years ended December 31, 2007, 2006 and 2005 (in millions):

		Operating Income
		Before
		Depreciation and	Depreciation and	Capital
	Revenues	Amortization (1)	Amortization	Expenditures	Total Assets
2007:
Midwestern (2)	$1,236.4	$345.1	$125.7	$143.5	$3,350.9
Northeastern	1,258.3	359.4	113.9	126.2	2,642.6
Southeastern	965.1	316.4	92.2	110.8	2,231.3
Southwestern	1,027.4	314.0	96.8	111.8	2,316.1
Western	1,435.3	497.2	107.3	141.1	2,600.0

Total reportable segments	5,922.5	1,832.1	535.9	633.4	13,140.9
Other (3)	146.2		17.6	36.6	807.8

Total per financial statements	$6,068.7		$553.5	$670.0	$13,948.7

2006:
Midwestern (2)	$1,210.3	$353.1	$126.0	$138.9	$3,326.6
Northeastern	1,256.6	337.2	120.2	140.2	2,634.1
Southeastern	965.5	299.0	93.9	100.7	2,294.0
Southwestern (2)	991.6	288.1	106.4	110.8	2,290.9
Western	1,351.2	440.9	104.3	143.3	2,484.7

Total reportable segments	5,775.2	1,718.3	550.8	633.9	13,030.3
Other (3)	133.3		6.9	27.2	780.7

Total per financial statements	$5,908.5		$557.7	$661.1	$13,811.0

2005:
Midwestern	$1,175.2	$337.1	$128.0	$148.2	$3,327.6
Northeastern	1,247.2	318.9	116.2	117.3	2,633.3
Southeastern	900.8	264.1	90.6	91.5	2,279.1
Southwestern	939.6	262.7	100.4	143.0	2,287.4
Western	1,265.4	413.6	100.2	144.8	2,422.1

Total reportable segments	5,528.2	1,596.4	535.4	644.8	12,949.5
Other (3)	84.0		8.2	40.8	711.8

Total per financial statements	$5,612.2		$543.6	$685.6	$13,661.3

(1)	See following table for reconciliation to income from continuing operations before income taxes and minority interest per the consolidated statements of operations.

(2)	Operating income before depreciation and amortization for 2007 includes $27.1 million of asset impairments, of which $24.5 million related to a landfill in our Midwestern region that until recently, was managed by a third party according to a partnership agreement. Operating income before depreciation and amortization for 2006 includes $8.5 million ($6.5 million in Midwestern and $2.0 million in Southwestern) of asset impairments relating to management decisions to discontinue the operations or development of certain landfill facilities. The impairment charges are included in “Loss from divestitures and asset impairments” on the consolidated statement of operations.

(3)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a regional basis.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of our primary measure of segment profitability (total operating income before depreciation and amortization for reportable segments) to income from continuing operations before income taxes in our consolidated statements of operations is as follows (in millions):

	Year Ended December 31,
	2007	2006	2005
Total operating income before depreciation and amortization for reportable segments	$1,832.1	$1,718.3	$1,596.4
Depreciation and amortization	(553.5)	(557.7)	(543.6)
Interest expense	(538.4)	(563.4)	(583.1)
Other (1)	(222.9)	(206.0)	(149.0)

Income from continuing operations before income taxes	$517.3	$391.2	$320.7

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on a regional basis including National Accounts where work has been subcontracted. Amounts for 2007 include $13.4 million net loss on divestitures, of which $16.2 million related to a landfill sale in the Southeastern region. Amounts for 2006 include $7.6 million from loss on divestitures, $1.2 million of asset impairment relating to management’s decision to discontinue operations at a landfill facility, and $5.2 million impairment charge related to the relocation of our operations support center. These charges are reported on the consolidated statement of operations as a part of “Loss from divestitures and asset impairments”.
In the first quarter of 2008, we realigned our organizational structure and reduced the number of our geographic regions from five to four. Accordingly, we will reclassify prior period segment results to reflect the realignment beginning in the first quarter 2008.
The following table shows our total reported revenues by service line. Intercompany revenues have been eliminated (in millions):

	Year Ended December 31,
	2007	2006	2005
Collection
Residential	$1,201.6	$1,190.0	$1,172.2
Commercial	1,535.5	1,457.0	1,356.7
Roll-off (1)	1,290.3	1,304.5	1,223.8
Recycling	210.2	189.8	186.4

Total Collection	4,237.6	4,141.3	3,939.1

Disposal
Landfill	832.7	839.2	798.4
Transfer	436.0	423.1	420.7

Total Disposal	1,268.7	1,262.3	1,219.1

Recycling — Commodity	257.2	212.2	219.7

Other (2)	305.2	292.7	234.3

Total Revenues	$6,068.7	$5,908.5	$5,612.2

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(2)	Consists primarily of revenue from our National Accounts business where the work has been subcontracted, revenue generated from transporting waste via railway and revenue from liquid waste disposal. National Accounts revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset by the corresponding subcontract costs.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Discontinued operations -
Revenues, operating income before depreciation and amortization, depreciation and amortization, capital expenditures and total assets of discontinued operations by geographic region are as follows (in millions):

		Operating Income
		Before	Depreciation
		Depreciation and	and	Capital
	Revenues (1)	Amortization	Amortization	Expenditures	Total Assets
2007
Midwestern	$15.9	$4.8	$1.9	$2.7	$—
Southeastern	35.0	5.9	2.5	1.7	—

Total reportable segments	$50.9	$10.7	$4.4	$4.4	$—

2006
Midwestern	$27.4	$6.6	$6.1	$1.4	$48.8
Southeastern	95.2	17.8	5.5	6.8	83.0

Total reportable segments	$122.6	$24.4	$11.6	$8.2	$131.8

2005
Midwestern	$29.2	$6.6	$3.6	$4.3	$52.9
Northeastern	—	0.1	—	—	—
Southeastern	97.3	18.9	7.2	6.0	82.9

Total reportable segments	$126.5	$25.6	$10.8	$10.3	$135.8

(1)	Includes revenue from divisions not part of the disposal group, which were treated as intercompany revenues prior to the divestiture. Revenue from the Midwestern region includes $1.2 million, $1.3 million and $2.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Revenue from the Southeastern region includes $0.3 million, $1.0 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.
18. Selected Quarterly Financial Data (unaudited)
The following tables summarize our unaudited consolidated quarterly results of operations as reported for 2007 and 2006 (in millions, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007
Revenues	$1,444.6	$1,547.5	$1,556.3	$1,520.3
Income from continuing operations (1)	34.3	91.0	66.9	117.6
Net income available to common shareholders (1)	30.5	81.9	17.8	105.9

Basic earnings per common share available to common shareholders:
Income from continuing operations	0.07	0.22	0.16	0.29
Net income	0.08	0.22	0.05	0.28

Diluted earnings per common share available to common shareholders:
Income from continuing operations	0.07	0.21	0.15	0.27
Net income	0.08	0.21	0.05	0.26

2006
Revenues	$1,408.3	$1,509.6	$1,525.1	$1,465.5
Income from continuing operations (2)	40.0	37.0	70.6	8.2
Net income available to common shareholders (2)	26.5	28.2	62.9	0.4

Basic earnings per common share available to common shareholders:
Income from continuing operations	0.08	0.08	0.17	0.00
Net income	0.08	0.08	0.17	0.00

Diluted earnings per common share available to common shareholders:
Income from continuing operations	0.08	0.08	0.17	0.00
Net income	0.08	0.08	0.17	0.00

(1)	The third quarter of 2007 includes asset impairment charges of $24.5 million related to changes in the long-term closure and post-closure costs associated with one of our landfills in the Midwestern region and $16.1 million loss related to the divestiture of certain operations in the Southeastern region. Amounts also include tax benefits of $9.7 million in the second quarter and $7.3 million in the fourth quarter for the reversal of previously accrued interest expense on uncertain tax matters and $7.6 million in the fourth quarter primarily relating to state tax adjustments.

(2)	The third quarter of 2006 includes an asset impairment charge of $6.5 million associated with our decision to discontinue development at a landfill in our Midwestern region and $8.0 million loss associated with divestitures of certain operations in the Northeastern and Midwestern regions. The fourth quarter of 2006 included income tax of $58.2 million consisting of: $21.5 million of interest charges on previously recorded liabilities under review by the applicable taxing authorities, $13.4 million in adjustments relating to state tax matters attributable to prior years, a $12.0 million increase in our valuation allowance for state net operating loss carry-forwards, and $11.3 million relating primarily to adjustments of state income taxes.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. Statements of Cash Flows -
Supplemental cash flow disclosures and non-cash transactions for the years ended December 31 are as follows (in millions):

	2007	2006	2005
Supplemental disclosures -
Interest paid (net of amounts capitalized)	$472.8	$516.5	$528.5
Income taxes paid (net of refunds)	36.9	30.6	16.2

Non-cash transactions -
Debt incurred or assumed in acquisitions	$—	$0.1	$3.4
Liabilities incurred or assumed in acquisitions	14.7	0.1	1.6
Capital lease obligations incurred	1.1	—	1.5
Accrued dividends on preferred stock	3.1	3.1	8.5
Conversion of Series C Preferred Stock	—	345.0	—
20. Condensed Consolidating Financial Statements
All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt (see Note 7, Long-term Debt, for detail of guarantors). Presented below are Condensed Consolidating Balance Sheets as of December 31, 2007 and 2006 and the related Condensed Consolidating Statements of Operations and Cash Flows for the years ended December 31, 2007, 2006 and 2005 of Allied (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries that are not guarantors (Non-Guarantors). We do not believe that the separate financial statements and related footnote disclosures concerning the Guarantors would provide any additional information that would be material to investors making an investment decision.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	December 31, 2007
	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$—	$0.1	$216.4	$14.4	$—	$230.9
Restricted cash	—	26.1	—	—	—	26.1
Accounts receivable, net	—	—	212.9	478.1	—	691.0
Prepaid and other current assets	—	0.2	61.7	59.2	(39.2)	81.9
Deferred income taxes, net	—	—	118.8	9.5	—	128.3

Total current assets	—	26.4	609.8	561.2	(39.2)	1,158.2
Property and equipment, net	—	—	4,406.9	23.5	—	4,430.4
Goodwill	—	—	7,947.6	72.4	—	8,020.0
Investment in subsidiaries	2,539.5	15,434.1	458.9	—	(18,432.5)	—
Other assets, net	5.4	82.5	231.1	1,254.9	(1,233.8)	340.1

Total assets	$2,544.9	$15,543.0	$13,654.3	$1,912.0	$(19,705.5)	$13,948.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities -
Current portion of long-term debt	$—	$—	$163.6	$393.7	$—	$557.3
Accounts payable	—	—	492.3	4.5	—	496.8
Accrued closure, post-closure and environmental costs	—	—	20.9	75.1	—	96.0
Accrued interest	2.1	75.2	59.1	2.4	(39.2)	99.6
Other accrued liabilities	91.8	—	433.7	232.2	—	757.7
Unearned revenue	—	—	230.9	8.8	—	239.7

Total current liabilities	93.9	75.2	1,400.5	716.7	(39.2)	2,247.1
Long-term debt, less current portion	230.0	5,169.1	686.5	—	—	6,085.6
Deferred income taxes	—	—	406.2	(5.9)	—	400.3
Accrued closure, post-closure and environmental costs	—	—	356.1	415.3	—	771.4
Due to/(from) parent	(1,704.0)	7,815.7	(6,029.2)	(82.5)	—	—
Other long-term obligations	20.8	—	1,735.0	19.6	(1,235.3)	540.1
Stockholders’ equity	3,904.2	2,483.0	15,099.2	848.8	(18,431.0)	3,904.2

Total liabilities and stockholders’ equity	$2,544.9	$15,543.0	$13,654.3	$1,912.0	$(19,705.5)	$13,948.7

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
Current Liabilities -
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31, 2007
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$5,870.6	$198.1	$—	$6,068.7
Cost of operations	—	—	3,606.8	180.3	—	3,787.1
Selling, general and administrative expenses	28.2	—	589.6	14.1	—	631.9
Depreciation and amortization	—	—	549.0	4.5	—	553.5
Loss from divestitures and asset impairments	—	—	40.5	—	—	40.5

Operating income (loss)	(28.2)	—	1,084.7	(0.8)	—	1,055.7
Equity in earnings (losses) of subsidiaries	198.8	545.2	31.6	—	(775.6)	—
Interest income (expense) and other	(11.2)	(444.0)	(83.9)	0.7	—	(538.4)
Intercompany interest income (expense)	149.7	(133.6)	(92.0)	75.9	—	—
Management fee income (expense)	8.6	—	(6.9)	(1.7)	—	—

Income (loss) before income taxes	317.7	(32.4)	933.5	74.1	(775.6)	517.3
Income tax (expense) benefit	(44.1)	214.8	(350.5)	(27.3)	—	(207.1)
Minority interests	—	—	—	(0.4)	—	(0.4)

Net income from continuing operations	273.6	182.4	583.0	46.4	(775.6)	309.8
Discontinued operations, net of tax	—	—	(36.2)	—	—	(36.2)

Net income	273.6	182.4	546.8	46.4	(775.6)	273.6
Dividends on preferred stock	(37.5)	—	—	—	—	(37.5)

Net income available to common shareholders	$236.1	$182.4	$546.8	$46.4	$(775.6)	$236.1

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$5,686.4	$222.1	$—	$5,908.5
Cost of operations	—	(0.2)	3,597.5	189.1	—	3,786.4
Selling, general and administrative expenses	20.9	—	552.9	13.5	—	587.3
Depreciation and amortization	—	1.0	548.4	8.3	—	557.7
Loss from divestitures and asset impairments	—	—	22.5	—	—	22.5

Operating income (loss)	(20.9)	(0.8)	965.1	11.2	—	954.6
Equity in earnings (losses) of subsidiaries	87.1	427.4	33.3	—	(547.8)	—
Interest income (expense) and other	(11.0)	(473.4)	(81.8)	2.8	—	(563.4)
Intercompany interest income (expense)	140.9	(104.0)	(115.1)	78.2	—	—
Management fee income (expense)	8.2	—	(6.6)	(1.6)	—	—

Income (loss) before income taxes	204.3	(150.8)	794.9	90.6	(547.8)	391.2
Income tax (expense) benefit	(43.4)	232.0	(390.2)	(33.7)	—	(235.3)
Minority interests	—	—	—	(0.1)	—	(0.1)

Net income from continuing operations	160.9	81.2	404.7	56.8	(547.8)	155.8
Discontinued operations, net of tax	—	—	5.1	—	—	5.1

Net income	160.9	81.2	409.8	56.8	(547.8)	160.9
Dividends on preferred stock	(42.9)	—	—	—	—	(42.9)

Net income available to common shareholders	$118.0	$81.2	$409.8	$56.8	$(547.8)	$118.0

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$5,396.2	$216.0	$—	$5,612.2
Cost of operations	—	(0.2)	3,449.2	205.6	—	3,654.6
Selling, general and administrative expenses	22.1	—	474.6	13.5	—	510.2
Depreciation and amortization	—	0.7	535.9	7.0	—	543.6

Operating income (loss)	(22.1)	(0.5)	936.5	(10.1)	—	903.8
Equity in earnings (losses) of subsidiaries	148.0	540.4	25.6	—	(714.0)	—
Interest income (expense) and other	(10.9)	(495.5)	(82.8)	6.1	—	(583.1)
Intercompany interest income (expense)	122.1	(111.7)	(87.1)	76.7	—	—
Management fee income (expense)	5.0	—	(3.5)	(1.5)	—	—

Income (loss) before income taxes	242.1	(67.3)	788.7	71.2	(714.0)	320.7
Income tax (expense) benefit	(38.3)	243.1	(307.6)	(28.3)	—	(131.1)
Minority interests	—	—	—	0.2	—	0.2

Net income from continuing operations	203.8	175.8	481.1	43.1	(714.0)	189.8
Discontinued operations, net of tax	—	—	14.8	—	—	14.8
Cumulative effect of accounting change, net of tax	—	—	(0.8)	—	—	(0.8)

Net income	203.8	175.8	495.1	43.1	(714.0)	203.8
Dividends on preferred stock	(52.0)	—	—	—	—	(52.0)

Net income available to common shareholders	$151.8	$175.8	$495.1	$43.1	$(714.0)	$151.8

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2007
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities from continuing operations	$(23.9)	$(562.1)	$1,642.6	$9.6	$—	$1,066.2

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	80.7	—	—	80.7
Proceeds from sale of fixed assets	—	—	25.7	0.1	—	25.8
Capital expenditures, excluding acquisitions	—	—	(661.7)	(8.3)	—	(670.0)
Capitalized interest	—	—	(19.2)	—	—	(19.2)

Cash used for investing activities from continuing operations	—	—	(574.5)	(8.2)	—	(582.7)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	1,316.9	1.1	184.2	—	1,502.2
Payments of long-term debt	—	(1,886.9)	(6.3)	(20.9)	—	(1,914.1)
Payments of preferred stock dividends	(37.5)	—	—	—	—	(37.5)
Net receipts from restricted trust	—	90.7	—	—	—	90.7
Net proceeds from sale of common stock, exercise of stock options and other	23.9	—	—	—	—	23.9
Intercompany between issuer and subsidiaries	37.5	1,041.5	(902.9)	(176.1)	—	—

Cash provided by (used for) financing activities from continuing operations	23.9	562.2	(908.1)	(12.8)	—	(334.8)

Cash used for discontinued operations	—	—	(11.9)	—	—	(11.9)

Increase (decrease) in cash and cash equivalents	—	0.1	148.1	(11.4)	—	136.8
Cash and cash equivalents, beginning of year	—	—	68.3	25.8	—	94.1

Cash and cash equivalents, end of year	$—	$0.1	$216.4	$14.4	$—	$230.9

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2006
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities from continuing operations	$(23.6)	$(524.0)	$1,348.9	$51.0	$—	$852.3

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested /acquired	—	—	50.4	—	—	50.4
Proceeds from sale of fixed assets	—	—	21.6	0.1	—	21.7
Capital expenditures, excluding acquisitions	—	—	(653.7)	(7.4)	—	(661.1)
Capitalized interest	—	—	(17.2)	—	—	(17.2)
Change in deferred acquisition costs, notes receivable and other	—	—	4.6	—	—	4.6

Cash used for investing activities from continuing operations	—	—	(594.3)	(7.3)	—	(601.6)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	1,200.2	0.1	39.0	—	1,239.3
Payments of long-term debt	—	(1,390.9)	(8.5)	(39.0)	—	(1,438.4)
Payments of preferred stock dividends	(48.3)	—	—	—	—	(48.3)
Net proceeds from sale of common stock, exercise of stock options and other	23.6	—	—	—	—	23.6
Intercompany between issuer and subsidiaries	48.3	714.7	(742.1)	(20.9)	—	—

Cash provided by (used for) financing activities from continuing operations	23.6	524.0	(750.5)	(20.9)	—	(223.8)

Cash provided by discontinued operations	—	—	11.1	—	—	11.1

Increase in cash and cash equivalents	—	—	15.2	22.8	—	38.0
Cash and cash equivalents, beginning of year	—	—	53.1	3.0	—	56.1

Cash and cash equivalents, end of year	$—	$—	$68.3	$25.8	$—	$94.1

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31, 2005
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities from continuing operations	$(97.5)	$(1,086.5)	$1,856.1	$45.5	$—	$717.6

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested /acquired	—	—	0.9	—	—	0.9
Proceeds from sale of fixed assets	—	—	20.2	—	—	20.2
Capital expenditures, excluding acquisitions	—	—	(679.4)	(6.2)	—	(685.6)
Capitalized interest	—	—	(14.1)	—	—	(14.1)
Change in deferred acquisition costs, notes receivable and other	—	—	6.1	—	—	6.1

Cash used for investing activities from continuing operations	—	—	(666.3)	(6.2)	—	(672.5)

Financing activities —
Net proceeds from sale of Series D preferred stock	580.8	—	—	—	—	580.8
Proceeds from long-term debt, net of issuance costs	—	2,965.1	—	78.4	—	3,043.5
Payments of long-term debt	—	(3,583.9)	(98.1)	(58.2)	—	(3,740.2)
Payments of preferred stock dividends	(48.9)	—	—	—	—	(48.9)
Net proceeds from sale of common stock, exercise of stock options and other	97.4	—	—	—	—	97.4
Intercompany between issuer and subsidiaries	(531.8)	1,705.6	(1,115.7)	(58.1)	—	—

Cash provided by (used for) financing activities from continuing operations	97.5	1,086.8	(1,213.8)	(37.9)	—	(67.4)

Cash provided by discontinued operations	—	—	10.4	—	—	10.4

Increase (decrease) in cash and cash equivalents	—	0.3	(13.6)	1.4	—	(11.9)
Cash and cash equivalents, beginning of year	—	(0.3)	66.7	1.6	—	68.0

Cash and cash equivalents, end of year	$—	$—	$53.1	$3.0	$—	$56.1

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
Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management has concluded that our internal control over financial reporting was effective at December 31, 2007.
The effectiveness of our internal control over financial reporting as December 31, 2007 has been audited by PricewaterhouseCoopers LLP, our independent registered accounting firm. PricewaterhouseCoopers LLP’s related report is included in Item 8 of this Form 10K.
Item 9B. Other Information
On February 15, 2007, the Management Development/Compensation Committee (the “Compensation Committee”) of our company’s Board of Directors took the following actions:
2008 Senior Management Incentive Plan
On February 15, 2008, the Compensation Committee approved the 2008 Senior Management Incentive Plan (the “2008 Senior MIP”), which established specific performance goals for the calendar 2008 performance period under the Executive Incentive Compensation Plan (the “EICP”). The terms of the 2008 Senior MIP are identical to the 2007 Senior MIP except with respect to the company performance goals to be attained in order to reach threshold, target, or maximum payout levels for the participants, as described below.
Each of the participants in the 2008 Senior MIP will have an opportunity to earn an amount of annual incentive equal to a percentage of the participant’s annualized base salary as of December 31, 2008. Our CEO has an opportunity to earn a targeted annual incentive equal to 115% and a stretch annual incentive equal to 230% of his base salary for 2008. Each of our other executive officers has an opportunity to earn a targeted annual incentive equal to 100% and a stretch annual incentive equal to 200% of that officer’s base salary for 2008.
The 2008 Senior MIP does not utilize any individual objectives.
Incentive payments under the 2008 Senior MIP will be calculated based upon achievement of the following company performance goals, which will be weighted relative to their targets as follows:
•	Earnings before interest, taxes, depreciation and amortization (“EBITDA”): 60%
•	For the purposes of the 2008 Senior MIP, “EBITDA” means the aggregate EBITDA for the entire company (i.e., including all subsidiaries, divisions, and organizational levels). EBITDA will be adjusted to remove the impact of (a) restructuring charges and severance charges to the extent that these were included in the results of the Operations Support Center (only), and (b) gains and losses on divestitures, discontinued operations, impairments, and unbudgeted material acquisitions and divestitures. All adjustments remain at the discretion of the Compensation Committee.
•	Return on Invested Capital: 20%
•	“Return on Invested Capital” means Earnings Before Interest and Taxes (“EBIT”) for the year less taxes at an assumed rate of 40%, divided by the average (based on year-end results) Net Tangible Assets (“NTA”). NTA means (x) total assets less cash, goodwill, any assets arising out of the pension plans, derivative assets, deferred income tax assets, and investments in consolidated subsidiaries, minus (y) liabilities excluding all debt and accrued balances for insurance reserves, pension plans, interest, closure and post-closure remediation, derivative liabilities, deferred and other long term income tax obligations and obligations arising from FIN 48 tax accruals. EBIT and NTA will be adjusted for the same items as EBITDA.
•	Free Cash Flow: 20%
•	“Free Cash Flow” means cash flow from operations, less capital expenditures, plus proceeds from fixed asset sales.
EBITDA and EBIT will include all accruals necessary to pay out annual incentives. All measures will be prepared on a consistent basis (i.e., adjusting for material changes caused by new accounting rules). All payouts will be interpolated between payout tiers.
The following table provides certain information with respect to potential future payouts to the NEOs under the 2008 Senior MIP:

	Estimated Possible Payouts Under the 2008 Senior MIP (1)
Name	Threshold	Target	Maximum
John J. Zillmer	$53,188	$1,063,750	$2,127,500
Donald W. Slager	40,000	800,000	1,600,000
Peter S. Hathaway	30,750	615,000	1,230,000
Timothy R. Donovan	25,000	500,000	1,000,000
Edward A. Evans	22,300	446,000	892,000

(1)	The maximum annual incentive that may be paid to any participant under the 2008 Senior MIP cannot exceed the lesser of (a) 200% (230% in the case of the CEO) of the participant’s annual base salary, or (b) $3,000,000 ($5,000,000 in the case of the CEO).
Executives who are selected to participate in the 2008 Senior MIP, including the NEOs, may elect to receive up to 40% of their incentive award payments (if any) under the 2008 Senior MIP in the form of restricted stock units (“Conversion RSUs”). Participants must make this election no later than June 2008. If and to the extent a participant who makes the election receives a payment under the 2008 Senior MIP, then the participant will receive the number of Conversion RSUs equal to (a) the product of (i) the total award times (ii) the percentage of the award that the participant elected to receive in the form of RSUs, divided by (b) the closing market price of our common stock on February 15, 2009. The Conversion RSUs will be fully vested on the award date and will automatically convert into shares of our common stock on the first anniversary of the award date.
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
Part III
Item 10. Directors and Executive Officers of the Registrant
Information required by this item is incorporated by reference to the material appearing under the heading “Election of Directors”, “Voting Agreements Regarding the Election of Directors”, “Board Committees and Corporate Governance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Executive Officers” in the Proxy Statement for the 2008 Annual Meeting of Stockholders.
Item 11. Executive Compensation
Information required by this item is incorporated by reference to the material appearing under the heading “Compensation of Directors” and “Executive Compensation” in the Proxy Statement for the 2008 Annual Meeting of Stockholders.

ALLIED WASTE INDUSTRIES, INC.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference to the material appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information As of Fiscal Year-End” in the Proxy Statement for the 2008 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to the material appearing under the heading “Certain Relationships and Related Transactions” and “Board Committees and Corporate Governance” in the Proxy Statement for the 2008 Annual Meeting of Stockholders.
Item 14. Principal Accounting Fees and Services
Information required by this item is incorporated by reference to the material appearing under the heading “Principal Accountant Fees and Services” in the Proxy Statement for the 2008 Annual Meeting of Stockholders.
Part IV
Item 15. Exhibits, Financial Statement Schedule
(a) List of documents filed as part of this report:
1. Financial Statements
      Our consolidated financial statements are set forth under Item 8 of this report on Form10-K.
2. Financial Statement Schedule -
Schedule II — Valuation and Qualifying Accounts (in millions):

	Balance	Charges			Balance
	at	to	Other	Write-offs/	at
	12/31/06	Expense	Charges	Payments	12/31/07
Receivable realization allowance	$18.4	$19.9	$0.9	$(18.0)	$21.2
Allowance for deferred tax assets	117.4	16.9	—	—	134.3

	Balance	Charges			Balance
	at	to	Other	Write-offs/	at
	12/31/05	Expense	Charges	Payments	12/31/06
Receivable realization allowance	$17.0	$18.3	$0.1	$(17.0)	$18.4
Allowance for deferred tax assets	116.5	0.9	—	—	117.4

	Balance	Charges			Balance
	at	to	Other	Write-offs/	at
	12/31/04	Expense	Charges	Payments	12/31/05
Receivable realization allowance	$16.7	$17.8	$—	$(17.5)	$17.0
Allowance for deferred tax assets	107.1	9.4	—	—	116.5

Financial Statements of Browning-Ferris Industries, LLC -
The accompanying consolidated financial statements of Browning-Ferris Industries, LLC (BFI), an indirect wholly-owned subsidiary of Allied Waste Industries, Inc. (Allied), are being provided pursuant to Rule 3-16 of the Securities and Exchange Commission’s Regulation S-X. The purpose of these financial statements is to provide information about the assets and equity interests which collateralize certain outstanding debt obligations of BFI and Allied. BFI, along with other wholly-owned subsidiaries of Allied (herein referred to as the Other Allied Collateral) on a combined basis represent the aggregate collateral that, upon the occurrence of any triggering event or certain conditions under the collateral agreements, would be available to satisfy the applicable debt obligations. In Note 6, Long-term Debt, to the accompanying consolidated financial statements, we have provided information on BFI and the Other Allied Collateral, on an individual and combined basis.

Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Allied Waste Industries, Inc.
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Browning-Ferris Industries, LLC (the Company) and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for conditional asset retirement obligations effective December 31, 2005, its method of accounting for stock-based compensation effective January 1, 2006, and its method of accounting for the funded status of its defined benefit pension obligations effective December 31, 2006.
PricewaterhouseCoopers LLP
Phoenix, AZ
February 20, 2008

BROWNING-FERRIS INDUSTRIES, LLC
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2007	2006
ASSETS
Current Assets —
Cash and cash equivalents	$2.7	$10.1
Accounts receivable, net of allowance of $5.2 and $4.2	224.6	191.6
Prepaid and other current assets	19.1	28.2

Total current assets	246.4	229.9
Property and equipment, net	1,056.4	1,020.2
Goodwill	3,264.4	3,322.3
Other assets, net	185.1	148.0

Total assets	$4,752.3	$4,720.4

LIABILITIES AND MEMBER’S DEFICIT
Current Liabilities —
Current portion of long-term debt	$162.0	$1.2
Accounts payable	122.1	119.9
Current portion of accrued capping, closure, post-closure and environmental costs	61.0	62.3
Accrued interest	61.5	71.2
Other accrued liabilities	89.1	122.2
Unearned revenue	69.1	65.5

Total current liabilities	564.8	442.3
Long-term debt, less current portion	4,479.7	5,183.9
Accrued capping, closure, post-closure and environmental costs, less current portion	496.7	491.9
Due to parent	1,111.1	401.6
Other long-term obligations	133.8	146.3
Minority interests	1.3	1.0
Commitments and Contingencies
Member’s Deficit —
Accumulated other comprehensive loss	(28.2)	(54.9)
Retained deficit	(2,006.9)	(1,891.7)

Total member’s deficit	(2,035.1)	(1,946.6)

Total liabilities and member’s deficit	$4,752.3	$4,720.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BROWNING-FERRIS INDUSTRIES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2007	2006	2005
Revenues	$1,806.6	$1,737.7	$1,589.0
Cost of operations (exclusive of depreciation and amortization shown below)	1,156.6	1,174.6	1,042.9
Selling, general and administrative expenses	186.5	164.5	122.3
Depreciation and amortization	153.2	139.8	129.3

Operating income from continuing operations	310.3	258.8	294.5
Interest expense and other	436.6	467.3	471.5

Loss before income taxes	(126.3)	(208.5)	(177.0)
Income tax benefit	(25.1)	(22.6)	(56.5)
Minority interests	0.3	0.2	(1.0)

Loss from continuing operations	(101.5)	(186.1)	(119.5)
Income from discontinued operations, net of tax	6.3	6.1	10.9
Cumulative effect of change in accounting principle, net of tax	—	—	(0.5)

Net loss	$(95.2)	$(180.0)	$(109.1)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BROWNING-FERRIS INDUSTRIES, LLC
CONSOLIDATED STATEMENTS OF MEMBER’S DEFICIT
(in millions)

	Accumulated
	Other		Total
	Comprehensive	Retained	Member’s
	Loss	Deficit	Deficit
Balance as of December 31, 2004	$(69.4)	$(1,557.7)	$(1,627.1)

Net loss	—	(109.1)	(109.1)
Distribution to parent	—	(14.7)	(14.7)
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	1.3	—	1.3
Employee benefits plan liability adjustment	(2.2)	—	(2.2)

Balance as of December 31, 2005	(70.3)	(1,681.5)	(1,751.8)

Net loss	—	(180.0)	(180.0)
Distribution to parent	—	(30.2)	(30.2)
Other comprehensive income, net of tax:
Employee benefits plan liability adjustment	70.3	—	70.3
Adjustment to initially apply SFAS 158	(54.9)	—	(54.9)

Balance as of December 31, 2006	(54.9)	(1,891.7)	(1,946.6)

Net loss	—	(95.2)	(95.2)
Distribution to parent	—	(20.0)	(20.0)
Other comprehensive income, net of tax:
Employee benefits plan liability adjustment	26.7	—	26.7

Balance as of December 31, 2007	$(28.2)	$(2,006.9)	$(2,035.1)

Comprehensive Loss —

	Year Ended December 31,
	2007	2006	2005
Net loss	$(95.2)	$(180.0)	$(109.1)
Other comprehensive income, net of tax:
Net gain deferred on hedging derivatives	—	—	1.3
Employee benefits plan liability adjustment	26.7	70.3	(2.2)

	$(68.5)	$(109.7)	$(110.0)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BROWNING-FERRIS INDUSTRIES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2007	2006	2005
Operating activities —
Net loss	$(95.2)	$(180.0)	$(109.1)
Discontinued operations, net of tax	(6.3)	(6.1)	(10.9)
Adjustments to reconcile net loss to cash used for operating activities from continuing operations—
Provisions for:
Depreciation and amortization	153.2	139.8	129.3
Doubtful accounts	5.5	3.7	3.1
Accretion of debt and amortization of debt issuance costs	17.1	18.8	19.3
Gain on sale of fixed assets	(8.8)	(4.5)	(0.8)
Non-cash reduction in acquisition and environmental accruals	(4.1)	(7.2)	(25.2)
Discount on sale of trade receivables	11.7	5.8	5.0
Write-off of deferred debt issuance costs	7.5	4.1	11.9
Cumulative effect of change in accounting principle, net of tax	—	—	0.5
Change in operating assets and liabilities, excluding the effects of acquisitions—
Accounts receivable, prepaid expenses, inventories and other assets	(46.4)	(39.8)	(20.5)
Accounts payable, accrued liabilities, unearned income and other	(40.0)	(16.3)	(50.7)
Capping, closure and post-closure accretion	33.3	29.2	30.2
Capping, closure, post-closure and environmental expenditures	(48.4)	(58.2)	(58.3)

Cash used for operating activities from continuing operations	(20.9)	(110.7)	(76.2)

Investing activities —
Cost of acquisitions, net of cash acquired	(1.2)	—	(0.7)
Proceeds from divestitures, net of cash divested	71.6	0.2	2.9
Proceeds from sale of fixed assets	6.6	7.7	2.5
Capital expenditures, excluding acquisitions	(184.1)	(185.9)	(200.6)
Capitalized interest	(5.7)	(5.3)	(4.9)
Other	(0.6)	—	2.5

Cash used for investing activities from continuing operations	(113.4)	(183.3)	(198.3)

Financing activities —
Proceeds from long-term debt, net of issuance costs	1,319.4	1,200.4	2,083.7
Payments of long-term debt	(1,887.8)	(1,395.3)	(2,783.8)
Net change in due to/from parent	697.3	475.8	975.8

Cash provided by financing activities from continuing operations	128.9	280.9	275.7

Discontinued operations -
Cash provided by (used for) operating activities	(2.0)	9.6	5.5
Cash used for investing activities	—	(2.3)	(2.7)
Cash provided by financing activities	—	3.8	2.7

Cash provided by (used for) discontinued operations	(2.0)	11.1	5.5

Increase (decrease) in cash and cash equivalents	(7.4)	(2.0)	6.7
Cash and cash equivalents, beginning of year	10.1	12.1	5.4

Cash and cash equivalents, end of year	$2.7	$10.1	$12.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Browning-Ferris Industries, LLC (BFI, we, us, our, the Company), a Delaware limited liability company, is an indirect wholly-owned subsidiary of Allied Waste Industries, Inc., (Allied or Parent), a Delaware corporation. Effective January 1, 2005, Browning-Ferris Industries, Inc. was converted to a single member limited liability company (LLC). Allied Waste North America, Inc. (Allied NA), a wholly-owned subsidiary of Allied, is the sole member of BFI.
As described in Note 6, Long-term Debt, the accompanying consolidated financial statements reflect the debt obligations incurred by Allied to acquire BFI in 1999. Since that time, Allied has transferred certain assets as discussed below. The entities that comprise BFI have not historically produced the operating cash flows necessary to service the acquisition debt incurred by Allied. As such, BFI is reliant on Allied to provide necessary funding to support its activities. Allied has issued to BFI a letter evidencing its ability and intent to provide BFI with the necessary financial support through January 1, 2009.
Purpose of financial statements -
The purpose of the accompanying financial statements is to provide information about the assets and equity interests which represent a portion of the collateral for certain outstanding debt obligations of BFI and Allied. BFI, along with certain other wholly-owned subsidiaries of Allied (herein referred to as the Other Allied Collateral), on a combined basis represents the aggregate collateral that, upon occurrence of any triggering event or certain other conditions under the collateral agreements, would be available to satisfy the applicable outstanding debt obligations.
Prior to 2001, the Other Allied Collateral was wholly-owned by BFI. Subsequently, the Other Allied Collateral was transferred to newly created subsidiaries of Allied for organizational efficiency and other purposes. Although a collateral waiver was received from the collateral trustee, the Other Allied Collateral continues to collateralize the debt. The transfers constitute a change in reporting entity. For the years ended December 31, 2007, 2006, and 2005, respectively, we transferred $20.0 million, $30.2 million and $14.7 million to the Other Allied Collateral, which is presented as distributions to parent on the accompanied consolidated statements of member’s deficit. Such changes in 2007, 2006, and 2005 were considered to be immaterial and, therefore, prior period financial statements were not restated.
Principles of consolidation and presentation -
The accompanying consolidated financial statements reflect the financial position, results of operations and cash flows of BFI, which operates as an integrated business unit of Allied. However, such financial statements may not necessarily reflect BFI’s financial position, results of operations and cash flows had it been a stand-alone company during the periods presented. All significant intercompany accounts and transactions occurring within BFI have been eliminated in the accompanying consolidated financial statements.
Reclassifications -
For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.
Management’s estimates and assumptions -
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management bases its estimates on the Company’s historical experience and expectations of the future and on various other assumptions that are

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
believed to be reasonable under the circumstances. The more significant areas requiring the use of management’s estimates and assumptions relate to accounting for landfills, remaining disposal capacity that is the basis for future cash-flow estimates and units-of-production amortization, environmental and asset retirement obligations, asset and goodwill impairments (including estimates of future cash-flows), self-insurance reserves, pension liabilities and reserves for contingencies and litigation. Actual results may differ significantly from the estimates.
Certain costs and expenses incurred by Allied have been allocated to BFI in order to prepare the accompanying consolidated financial statements. Such allocations are based on assumptions that management believes are reasonable; however, such allocations are not necessarily indicative of the costs that would have resulted if BFI had been operating on a stand-alone basis, independent of Allied.
Cash and cash equivalents -
We consider liquid investments with an original maturity of three months or less to be cash equivalents. Amounts are stated at quoted market prices.
At December 31, 2007 and 2006, the book credit balance of $2.7 million and $4.9 million, respectively, in our primary disbursement account was reported in accounts payable. We revised the classification of the net change in our primary disbursement account totaling $2.2 million, $2.3 million and $2.2 million for the year ended December 31, 2007, 2006, 2005, respectively, from a financing activity to an operating activity in our consolidated statements of cash flows as checks presented for payment are not payable by our bank under our 2005 Credit Facility Agreement or any other overdraft arrangement and as such do not represent short term borrowings.
Concentration of credit risk -
Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents and trade receivables. We place our cash and cash equivalents with high quality financial institutions and manage the related credit exposure. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base.
Trade and other receivables and receivable realization allowance -
Our receivables are recorded when billed and represent claims against third parties that will be settled in cash. The carrying value of our receivables, net of the allowance for doubtful accounts, represents the net recoverable value. We provide services to customers throughout the United States and Puerto Rico. We perform credit evaluations of our significant customers and establish a receivable realization allowance based on the aging of our receivables, payment performance factors, historical collection trends and other information. We also review outstanding balances on an account specific basis. Our reserve is evaluated and revised on a monthly basis. Past due receivable balances are written-off when our collection efforts have been unsuccessful in collecting amounts due. In addition, we recognize sales valuation allowance based on our historical analysis of revenue reversals and credits issued after the month of billing. Revenue reversals and credits typically relate to resolution of customer disputes and other billing adjustments. The total allowance as of December 31, 2007 and 2006, for our continuing operations was approximately $5.2 million and $4.2 million, respectively.
Property and equipment -
Property and equipment are recorded at cost, which includes interest to finance the acquisition and construction of major capital additions during the development phase until they are completed and ready for their intended use. Depreciation is provided on the straight-line method over the estimated useful lives as follows: buildings and improvements (30-40 years), vehicles and equipment (3-15 years),

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
containers and compactors (5-10 years) and furniture and office equipment (4-8 years). For building improvements, the depreciable life can be the shorter of the improvements’ estimated useful lives or the related lease terms. We do not assume a residual value on our depreciable assets.
We include capitalized costs associated with developing or obtaining internal-use software within furniture and office equipment. These costs include external direct costs of materials and services used in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the software development project.
Expenditures for major renewals and betterments are capitalized, while expenditures for maintenance and repairs, which do not improve assets or extend their useful lives, are charged to expense as incurred. For example, under certain circumstances the replacement of vehicle transmissions or engine rebuilds are capitalized whereas repairs to vehicle brakes are expensed. For the years ended December 31, 2007, 2006 and 2005, maintenance and repairs expenses charged to cost of operations were $115.3 million, $119.4 million and $113.1 million, respectively.
When property is retired or sold, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in cost of operations. For the years ended December 31, 2007, 2006 and 2005, we recognized net pre-tax gains of $8.8 million, $4.5 million and $0.8 million, respectively, on the disposal of fixed assets.
Goodwill and intangible assets -
Goodwill represents the purchase price in excess of the net amount assigned to assets acquired and liabilities assumed by us primarily as a result of Allied's purchase of BFI in 1999. We have allocated our goodwill to each of our reporting units which we define as our five geographic operating segments and evaluate each reporting unit’s goodwill for impairment each year as of December 31st or whenever events or changes in circumstances indicate that such goodwill could be impaired. We apply the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), which require that a two-step impairment test be performed on goodwill. In the first step, the fair value of the reporting unit is compared to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, then a second step must be performed in order to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. If the carrying value of goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded. The calculation of fair value is subject to judgments and estimates about future events. We estimated fair value based on each reporting unit’s projected net cash flows discounted using our weighted average cost of capital of approximately 7.2% and 7.5% at December 31, 2007 and 2006, respectively. The estimated fair value of our reporting units could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or changes to the market capitalization of our company. We incurred no impairment of goodwill as a result of our annual goodwill impairment tests in 2007, 2006 and 2005. Additionally, we did not encounter any events or changes of circumstances that indicated that impairment was more likely than not during the interim periods of 2007, 2006 and 2005.
We may conduct an impairment test of goodwill more frequently than annually under certain conditions. For example, a significant adverse change in our liquidity or the business environment, unanticipated competition, a significant adverse action by a regulator or the disposal of a significant portion of a reporting unit could prompt an impairment test between annual assessments.
Our reporting units are comprised of several vertically integrated businesses. At the time of a divestiture of an individual business within a reporting unit, goodwill is allocated to that business based on its relative fair value to the fair value of its reporting unit and a gain or loss on disposal is

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
determined. The remaining goodwill in the reporting unit from which the assets were divested would be re-evaluated for recoverability, which could result in an additional recognized loss.
Other assets -
Other assets include notes receivable, landfill closure deposits, deferred financing costs and miscellaneous non-current assets. Upon funding of debt offerings, financing costs are capitalized and amortized using the effective-interest method over the term of the related debt. Deferred financing costs represent transaction costs directly attributable to obtaining financing.
Landfill accounting -
We have a network of 34 owned or operated active landfills with a net book value of approximately $0.5 billion at December 31, 2007. In addition, we own or have responsibility for 86 closed landfills. We use a life-cycle accounting method for landfills and the related capping, closure and post-closure liabilities. This method applies the costs to be capitalized associated with acquiring, developing, closing and monitoring the landfills over the associated consumption of landfill capacity.
We capitalize interest in connection with the construction of our landfill assets. Actual acquisition, permitting and construction costs incurred relating to landfill assets under active development qualify for interest capitalization. Interest capitalization ceases when the construction of a landfill asset is complete and available for use. During the years ended December 31, 2007, 2006 and 2005, we incurred gross interest expense of $377.8 million, $427.3 million and $432.8 million, respectively, of which $5.7 million, $5.3 million and $4.9 million, respectively, was capitalized.
The amortizable landfill asset includes development costs incurred, development costs expected to be incurred over the remaining life of the landfill, the recorded capping, closure and post-closure asset retirement obligation asset and the present value of cost estimates for future capping, closure and post-closure costs.
We amortize the landfill asset over the remaining capacity of the landfill as volume is consumed during the life of the landfill with one exception. The exception applies to capping costs for which both the recognition of the liability and the amortization are based on the costs and capacity of each specific capping event.
On at least an annual basis, we update our development cost estimates (which include the costs to develop the site as well as the individual cell construction costs) and capping, closure and post-closure cost estimates for each landfill. Additionally, future capacity estimates (sometimes referred to as airspace) are updated annually using aerial surveys of each landfill to estimate utilized disposal capacity and remaining disposal capacity. The overall cost and capacity estimates are reviewed and approved by senior operations management annually.
We periodically review the recoverability of our operating landfills. Should events and circumstances indicate that any of our landfills be reviewed for possible impairment, such review will be made in accordance with SFAS No.144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144) and EITF Issue No. 95-23, The Treatment of Certain Site Restoration/Environmental Exit Costs When Testing a Long-Lived Asset for Impairment. The EITF outlines how cash flows for environmental exit costs should be determined and measured.
Landfill asset amortization. We use the units of production method for purposes of calculating the amortization rate at each landfill. This methodology divides the remaining costs (including any unamortized amounts recorded) associated with acquiring, permitting and developing the entire landfill plus the present value of the total remaining costs for specific capping events, closure and post-closure by the total remaining disposal capacity of that landfill (except for capping costs, which are divided by the total remaining capacity of the specific capping event). For landfills that we do not own, but operate through operating or lease arrangements, the total remaining disposal capacity is the capacity estimated to be utilized over the remaining life of the contract. The

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
resulting per ton amortization rates are applied to each ton disposed at the landfill and are recorded as expense for that period. We expensed approximately $82.3 million, $74.9 million and $72.9 million, related to landfill amortization during the years ended December 31, 2007, 2006 and 2005, respectively. Costs associated with developing the landfill include direct costs such as excavation, liners, leachate collection systems, methane gas collection system installation, engineering and legal fees, and capitalized interest. Estimated total future development costs for our 34 active landfills at December 31, 2007 was approximately $1.1 billion, excluding capitalized interest, which will be spent over the remaining operating lives of the landfills.
We classify disposal capacity as either permitted (having received the final permit from the regulatory agencies) or probable expansion. Probable expansion disposal capacity has not yet received final approval from the regulatory agencies, but we have determined that certain critical criteria have been met and the successful completion of the expansion is probable. Our requirements to classify disposal capacity as probable expansion are as follows:
•	We have control of and access to the land where the expansion permit is being sought.

•	All geological and other technical siting criteria for a landfill have been met, or an exception from such requirements has been received (or can reasonably be expected to be received).

•	The political process has been assessed and there are no identified impediments that cannot be resolved.

•	We are actively pursuing the expansion permit and have an expectation that the final local, state and federal permits will be received within the next five years.

•	Senior operations management approval has been obtained.
Upon successfully meeting the preceding criteria, the costs associated with developing, constructing, closing and monitoring the total additional future disposal capacity are considered in the life-cycle cost of the landfill and reflected in the calculation of the amortization rate and the rate at which capping, closure and post-closure is accrued.
We continually monitor the progress of obtaining local, state and federal approval for each of our expansion permits. If it is determined that the expansion no longer meets our criteria then (a) the disposal capacity is removed from our total available disposal capacity; (b) the costs to develop that disposal capacity and the associated capping, closure and post-closure costs are removed from the landfill amortization base; and (c) amortization rates are adjusted for prospective use. In addition, any value assigned to probable expansion capacity is written-off to expense during the period in which it is determined that the criteria are no longer met.
Capping, closure and post-closure. As individual areas within each landfill reach capacity, we are required to cap and close the areas in accordance with the landfill site permit. Generally, capping activities include the installation of compacted clay, geosynthetic liners, drainage channels, compacted soil layers and vegetative soil barriers over areas of a landfill where total airspace has been consumed and waste is no longer being received. Capping activities occur throughout the life of the landfill.
Closure costs are those costs incurred after a landfill site stops receiving waste, but prior to being certified as closed. After the entire landfill site has reached capacity and is closed, we are required to maintain and monitor the site for a post-closure period, which generally extends for 30 years. Post-closure requirements include maintenance and operational costs of the site and monitoring the methane gas collection systems and groundwater systems, among other post-closure activities. Estimated costs for capping, closure and post-closure are compiled and updated annually for each landfill by local and regional company engineers.
SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143) and its Interpretations require landfill obligations to be recorded at fair value as incurred. Quoted market prices in active markets are the best evidence of fair value, however, since quoted market prices for landfill retirement obligations are not available to determine fair value, we use discounted cash flows of capping, closure and post-closure cost estimates to approximate fair value. Cost estimates are

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
prepared by our local management based on the applicable local, state and federal regulations and site specific permit requirements.
Capping, closure and post-closure costs are estimated for the period of performance, utilizing estimates a third-party would charge (including profit margins) to perform those activities in full compliance with the applicable permit or regulatory requirements. If we perform the capping, closure and post-closure activities internally, the difference between amounts accrued, based upon third party cost estimates (including profit margins) and our actual cost incurred is recognized as a component of cost of operations in the period earned. An estimate of fair value should include the price that marketplace participants are able to receive for bearing the uncertainties in cash flows. However, when utilizing discounted cash flows, reliable estimates of market risk premiums may not be obtainable. In our industry, there is no market that exists for selling the responsibility for capping, closure and post-closure obligations independent of selling the entire landfill. Accordingly, we are unable to develop a methodology to reliably estimate a market risk premium and have excluded a market risk premium from our determination of expected cash flows for capping, closure and post-closure liability. Our cost estimates are inflated to the period of performance using an estimate of inflation that is updated annually. We used an estimated inflation rate of 2.5% in 2007, 2006 and 2005.
We discount our capping, closure and post-closure costs using our credit-adjusted, risk-free rate. Capping, closure and post-closure liabilities are recorded in layers and discounted using the credit-adjusted risk-free rate in effect at the time the obligation is incurred (8.0% in 2007 and 8.5% in 2006). The credit-adjusted, risk-free rate is based on the risk-free interest rate on obligations of similar maturity adjusted for our own credit rating. Changes in our credit-adjusted, risk-free rate do not impact recorded liabilities; however, subsequently recognized obligations are measured using the revised credit-adjusted, risk-free rate.
Accretion expense is necessary to increase the capping, closure and post-closure accrual balance to its future undiscounted value. To accomplish this, we accrete our capping, closure and post-closure accrual balance using the applicable credit-adjusted, risk-free rate and recognize the accretion expense as an operating expense each period. Accretion expense on landfill liabilities is recorded to cost of operations from the time the liability is recognized until the costs are paid. Accretion expense for capping, closure and post-closure obligations for the years ended December 31, 2007, 2006 and 2005 was $33.3 million, $29.2 million and $30.2 million, respectively.
Landfill maintenance costs. Daily maintenance costs incurred during the operating life of the landfill are recognized in cost of operations as incurred. Daily maintenance costs include leachate treatment and disposal, methane gas and groundwater system monitoring and maintenance, interim cap maintenance, environmental monitoring and costs associated with the application of daily cover materials.
Financial assurance costs. Costs of financial assurances related to our capping, closure and post-closure obligations for open and closed landfills are recognized in cost of operations as incurred.
Environmental costs -
Environmental liabilities arise primarily from contamination at sites that we own or operate or third-party sites where we have delivered waste. These liabilities primarily include costs associated with remediating groundwater, surface water and soil contamination as well as controlling and containing methane gas migration. We periodically conduct environmental assessments of existing landfills or other properties, and in connection with landfills acquired from third parties, in order to monitor or determine potential contamination.
We cannot determine with precision the ultimate amounts of our environmental liabilities. Our estimates of these liabilities require assumptions about future events due to a number of uncertainties including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
potentially responsible parties. Environmental liabilities, apportionment of responsibility among potentially responsible parties and legal costs associated with environmental remediation are accounted for in accordance with the guidance provided by the American Institute of Certified Public Accountants Statement of Position 96-1, Environmental Remediation Liabilities. Where we have concluded that our estimated share of potential liabilities is probable, a provision has been made in the consolidated statements of operations.
In connection with evaluating liabilities for environmental matters, we estimate a range of potential impacts and the most likely outcome. The recorded liabilities represent our estimate of the most likely outcome of the matters for which we have determined liability is probable. We re-evaluate these matters as additional information becomes available to ascertain whether the accrued liabilities are adequate. We do not expect that near-term adjustments to our estimates will have a material adverse impact on our consolidated liquidity, financial position or results of operations. We do not reduce our estimated obligations for proceeds from other potentially responsible parties or insurance companies. If receipt is probable, the expected amount of proceeds is recorded as reduction in environmental expense in operating income and as a receivable.
Our ultimate liabilities for environmental matters may differ from the estimates determined in our assessments to date. We have determined that the recorded undiscounted liability for environmental matters as of December 31, 2007 and 2006 of approximately $126.5 million and $144.7 million, respectively, represents the most probable outcome of these matters. Using the high end of our estimate of the reasonably possible range, the outcome of these matters would result in approximately $10.7 million of additional liability. There were no significant environmental recovery receivables outstanding as of December 31, 2007 or 2006.
Asset impairments -
We evaluate our long-lived assets, such as property and equipment, landfills and certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate the carrying amount of the asset or asset group may not be recoverable, in accordance with SFAS 144. Typical indicators that an asset may be impaired include:
•	A significant decrease in the market price of an asset or asset group;

•	A significant adverse change in the extent or manner in which an asset or asset group is being used or in its physical condition;

•	A significant adverse change in legal factors or in the business climate that could affect the value of an asset or asset group, including an adverse action or assessment by a regulator;

•	An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset;

•	Current period operating or cash flow losses combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; or

•	A current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.
If any of these or other indicators occurs, the asset or asset group is reviewed to determine whether there has been impairment. We perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If the carrying values exceed the related undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. Fair value is determined

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
by either an internally developed discounted projected cash flow analysis of the asset or asset group or an external valuation. If the fair value of an asset or asset group is determined to be less than the carrying amount of the asset or asset group, impairment in the amount of the difference is recorded in the period that the impairment indicator occurs. Estimating future cash flows requires significant judgment and projections may vary from cash flows eventually realized. Refer to the goodwill and landfill policy discussion above for additional information.
Self-Insurance -
We participate in Allied’s general liability, automobile liability and workers’ compensation insurance programs and are allocated a portion of the related costs on an annual basis based upon our payroll. Allied maintains high deductibles for commercial general liability, automobile liability, and workers’ compensation coverage, ranging from $1 million to $3 million. Allied’s insurance claim liabilities are determined based primarily upon past claims experience, which considers both the frequency and settlement amount of claims. Allied’s insurance claim liabilities are recorded on an undiscounted basis. BFI’s portion of Allied’s insurance claim liabilities is reflected in our consolidated balance sheet as an accrued liability totaling $92.7 million and $91.2 million at December 31, 2007 and 2006, respectively.
We are the primary obligor for payment of all claims, therefore we report our insurance claim liabilities on a gross basis in other current and long-term liabilities and any associated recoveries from our insurers in other assets.
Business combinations -
We supplement our organic growth with acquisitions of operating assets, such as landfills and transfer stations, and tuck-in acquisitions of privately owned solid waste collection and disposal operations in existing markets. Businesses acquired are accounted for under the purchase method of accounting and are included in the consolidated financial statements from the date of acquisition. We allocate the cost of the acquired businesses to the assets acquired and the liabilities assumed based on estimates of fair values thereof. These estimates are revised during the allocation period as necessary if, and when, information regarding contingencies becomes available to further define and quantify assets acquired and liabilities assumed. The allocation period generally does not exceed one year. To the extent contingencies such as preacquisition environmental matters, litigation and related legal fees are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. After the allocation period, the effect of changes in such contingencies is included in results of operations in the periods in which the adjustments are determined. See discussion on related new accounting standard later in this footnote under Recently issued accounting pronouncements.
Acquisition accruals. At the time of an acquisition, we evaluate and record the assets and liabilities of the acquired company at their estimated fair values. Assumed liabilities as well as liabilities resulting directly from the completion of the acquisition are considered in the net assets acquired and resulting purchase price allocation. To the extent contingencies are resolved or settled during the allocation period, such items are included in the revised allocation of the purchase price. Any changes to the estimated fair value of assumed liabilities subsequent to the one-year allocation period are recorded in results of operations, other than tax matters, which are recorded to goodwill.
At December 31, 2007 and 2006, we had approximately $22.4 million and $26.3 million, respectively, of acquisition accruals remaining on our consolidated balance sheets, consisting primarily of loss contracts and other commitments associated with the acquisition of BFI in 1999 by Allied. In addition, at December 31, 2007 and 2006, we had approximately $21.9 million and $26.4 million, respectively, of insurance liabilities associated with the acquisition of BFI. In 2005, we reversed $25.2 million of such accruals primarily as a result of favorable legal rulings or settlements. Expenditures against acquisition accruals in 2007, 2006 and 2005 were $3.6 million, $8.1 million, and $13.9 million, respectively. Expenditures against insurance liabilities assumed in the acquisition were $2.7 million, $4.0 million, and $8.8 million, in 2007, 2006 and 2005 respectively.

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Contingent liabilities -
We are subject to various legal proceedings, claims and regulatory matters, the outcomes of which are subject to significant uncertainty. We determine whether to disclose or accrue for loss contingencies based on an assessment of whether the risk of loss is remote, reasonably possible or probable and whether it can be reasonably estimated in accordance with SFAS No. 5, Accounting for Contingencies (SFAS 5) and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. We assess our potential liability relating to litigation and regulatory matters based on information available to us. Management’s assessment is developed based on an analysis of possible outcomes under various strategies. We accrue for loss contingencies when such amounts are probable and reasonably estimable. If a contingent liability is only reasonably possible, we will disclose the potential range of the loss, if estimable.
Accumulated other comprehensive loss -
Accumulated other comprehensive loss, related to our defined benefit plans was $28.2 million and $54.9 million, net of tax, at December 31, 2007 and 2006, respectively. These amounts are included in member’s deficit.
Revenue recognition -
Our revenues result primarily from fees charged to customers for waste collection, transfer, recycling and disposal services. Advance billings are recorded as unearned revenue, and revenue is recognized when services are provided. We generally provide collection services under direct agreements with our customers or pursuant to contracts with municipalities. Commercial and municipal contracts are generally for multiple years and commonly have renewal options.
Income taxes -
Allied manages its income tax affairs on a consolidated basis and as a result, BFI’s operating results are included in Allied’s consolidated federal income tax returns. For state income tax purposes, BFI’s operating results are included in certain of Allied’s state income tax returns or in its own tax returns in certain separate filling states.
Allied accounts for income taxes using a balance sheet approach whereby deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets, other than non-deductible goodwill, and liabilities. Deferred tax assets and liabilities are measured using the income tax rate in effect during the year in which the differences are expected to reverse.
Allied provides a valuation allowance for deferred tax assets (including net operating loss, capital loss and minimum tax credit carryforwards) when it is more likely than not that they will not be able to realize the future benefits giving rise to the deferred tax asset.
Allied accounts for income tax uncertainties under FIN No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48), which provides guidance on the recognition, derecognition and measurement of potential tax benefits associated with tax positions. We recognize our portion of interest and penalties relating to uncertain income tax matters as a component of income tax expense.
The income tax provision in the accompanying consolidated statements of operations has been prepared on a separate company basis as required under SFAS No. 109, Accounting for Income Taxes, except that BFI recognizes the tax benefit of its current period operating losses as Allied effectively reimburses it for those benefits through the settlement process described below. Absent this exception, BFI’s net loss would have been substantially larger as it would not have

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
been able to recognize the benefits attributable to its operating losses as realization of the related net operating loss carryforwards would be unlikely on a separate company basis.
At the end of each period, BFI settles its income tax provision (both current and deferred components) with Allied through the due from/to Parent account. As a result, the accompanying consolidated balance sheets do not include current taxes payable or deferred tax assets or liabilities.
Employee benefit plans -
We currently have one qualified defined benefit pension plan, the BFI Pension Plan. The BFI Pension Plan covers certain BFI employees in the United States, including some employees subject to collective bargaining agreements. The benefits of approximately 97% of the current plan participants were frozen when Allied acquired BFI.
Our pension contributions are made in accordance with funding standards established by the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code (IRC) as amended by the Pension Protection Act of 2006. The pension plan’s assets are invested as determined by Allied’s Retirement Benefits Committee. We annually review and adjust the plan’s asset allocation as deemed necessary.
The benefit obligation and associated income or expense related to the BFI Pension Plan are determined based on annually established assumptions such as discount rate, expected rate of return and average rate of compensation increase. We determine the discount rate based on a model which matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the pension plan measurement date. Where that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yields on the bonds are used to derive a discount rate for the liability. In developing our expected rate of return assumption, we evaluate long-term expected and historical actual returns on the plan assets, which give consideration to our asset mix and the anticipated duration of our plan obligations. The average rate of compensation increase reflects our expectations of average pay increases over the periods benefits are earned. Our assumptions are reviewed annually and adjusted as deemed necessary.
Stock-based compensation plans -
Certain BFI employees are eligible to participate in the stock option plans of the Parent. Effective January 1, 2006, the Parent adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), using the modified prospective transition method to record compensation expense for all employee and non-employee director stock-based compensation plans. Option exercise prices are based upon the per share closing price of the Parent’s common stock at the date of grant. The fair value of each option on the date of grant is estimated using the Black-Scholes pricing model based on certain valuation assumptions. The risk-free interest rate is based on a zero-coupon U.S. Treasury bill rate on the date of grant with the maturity date approximately equal to the expected life of the option at the grant date. The expected life of options granted in 2007 is determined taking into consideration the Parent’s historical option experience. The expected life assumption utilized in 2006 was based on the simplified method as provided Staff Accounting Bulletin No. 107 (SAB 107). The dividend rate is assumed to be zero as the Parent is currently restricted from paying dividends under the terms of our credit facility. Expected volatility is based on daily historical volatility of the Parent’s common stock price. We recognize the fair value of stock-based awards over the service period, which generally is the vesting period.
Compensation expense associated with restricted stock awards is measured based on the grant date fair value of the Parent’s common stock and is recognized on a straight-line basis over the requisite service period which is generally the vesting period. Compensation expense is recognized only for those awards that are expected to vest which we estimate based upon historical forfeitures.

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Prior to the adoption of SFAS 123(R), the Parent accounted for stock-based compensation plans under Accounting Principle Board (APB) No. 25, Accounting for Stock Issued to Employees (APB 25) and the related interpretations and provided the required SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) pro forma disclosures for employee stock options. Accordingly, stock-based compensation amounts for 2005 are contained in our footnotes but the consolidated financial statements have not been restated to reflect, and do not include, the impact of SFAS 123(R).
Stock-based compensation expense is allocated to BFI and included in selling, general and administrative expenses. See Note 10, Related Party Transactions, for further disclosures.
Leases -
We lease property and equipment in the ordinary course of our business. Our most significant lease obligations are for property and equipment specific to our industry, including real property operated as a landfill or transfer station and equipment such as compactors. Our leases have varying terms. Some may include renewal or purchase options, escalation clauses, restrictions, penalties or other obligations that we consider in determining minimum lease payments. The leases are classified as either operating leases or capital leases, as appropriate.
Operating leases. The majority of our leases are operating leases. This classification generally can be attributed to either (i) relatively low fixed minimum lease payments as a result of real property lease obligations that vary based on the volume of waste we receive or process or (ii) minimum lease terms that are much shorter than the assets’ economic useful lives. Management expects that in the normal course of business our operating leases will be renewed, replaced by other leases, or replaced with fixed asset expenditures. Our rent expense during each of the last three years and our future minimum operating lease payments for each of the next five years, for which we are contractually obligated as of December 31, 2007, are disclosed in Note 9, Commitments and Contingencies.
Capital leases. Assets under capital leases are capitalized at the inception of each lease and are amortized over either the useful life of the asset or the lease term, as appropriate, on a straight-line basis. The present value of the related lease payments is recorded as a debt obligation. Future maturities of capital lease obligations are included in the future maturities of long-term debt presented in Note 6, Long-term Debt.
Fair value of financial instruments -
Our financial instruments as defined by SFAS No. 107, Disclosures About Fair Value of Financial Instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and long-term debt. We have determined the related estimated fair values at December 31, 2007 and 2006 using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value and such estimates may not be indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies could have a material effect on the estimated fair value amounts.
The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their respective fair values due to the short-term maturities of these instruments. See Note 6, Long-term Debt, for fair value of debt.
Change in accounting principle -
In April 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (FIN 47). The interpretation expands on the accounting guidance of SFAS No. 143, Accounting for Asset Retirement

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Obligations (SFAS 143), providing clarification of the term “conditional asset retirement obligation” and guidelines for the timing of recording the obligation. We adopted SFAS 143 effective January 1, 2003. We adopted FIN 47 as of December 31, 2005, which resulted in an increase to our asset retirement obligations of approximately $0.8 million and a cumulative effect of change in accounting principle, net of tax, of $0.5 million. This liability represents the estimated fair value of our future obligation to remove underground storage tanks on properties that we own.
Recently issued accounting pronouncements -
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) which replaces SFAS No. 141, Business Combinations (SFAS 141). SFAS 141(R)’s scope is broader than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) requires acquisition costs to be expensed as incurred and restructuring costs to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141(R) generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited. We are currently evaluating the impact that the implementation of SFAS 141(R) may have on our financial position and results of operations.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires noncontrolling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, is required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with noncontrolling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 is effective for fiscal year, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact that the implementation of SFAS 160 may have on our financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. If elected, SFAS 159 is effective beginning January 1, 2008. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. We elected not to measure any additional financial instruments or other items at fair value as of January 1, 2008 in accordance with SFAS 159.
In September 2006, the FASB issued SFAS No.158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or a liability in its balance sheet and to

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. We adopted the recognition provisions of this standard effective December 31, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the employer’s year-end reporting date. The measurement date provisions of SFAS 158 are effective for us for the year ending December 31, 2008. We plan on utilizing the “one measurement” approach under which we measured our benefit obligations as of September 30, 2007 and will recognize the net benefit expense for the transition period from October 1, 2007 to December 31, 2007 in retained earnings as of December 31, 2008, net of related tax effects. We do not expect the adoption of the measurement date provisions of SFAS 158 to have a material impact on our financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective with fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued a proposed FASB Staff Position (FSP) that would amend SFAS 157 to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). The proposed FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the proposed FSP. On February 12, 2008, the FASB confirmed the aforementioned position and released the final FSP. We are currently evaluating the impact that the implementation of SFAS 157 may have on our consolidated results of operations and financial position.
In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, How Taxes Collected and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF 06-3). The EITF determined that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 was effective for us beginning January 1, 2007. We report sales taxes collected from customers on a net presentation basis. We report landfill taxes collected from customers on a gross basis as they create a direct obligation for us. Landfill taxes recorded during years ended December 31, 2007, 2006 and 2005 were $45.0 million, $51.6 million, and $47.3 million, respectively. The adoption of EITF 06-3 did not impact our financial position or results of operations.
In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and provides guidance on the recognition, de-recognition and measurement of benefits related to an entity’s uncertain income tax positions. We adopted FIN 48 effective January 1, 2007; prior to that date, we recognized liabilities for uncertain tax positions when disallowance was probable and the related amount was estimable. The adoption of FIN 48 was not material to our consolidated financial position or results of operations.
2. Discontinued Operations
During the third quarter of 2007, we sold hauling, transfer, and landfill operations in the Midwestern region for net proceeds of approximately $1.9 million. During the first quarter of 2007, we sold hauling, transfer, and recycling operations in the Southeastern region as well as the stock in an unrelated immaterial subsidiary in a single transaction for net proceeds of approximately $69.4 million. The results of these operations, including those related to prior years, have been classified as discontinued operations in the accompanying consolidated financial statements.

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the assets and liabilities applicable to the discontinued operations on the consolidated balance sheet as of December 31, 2006 follows (in millions):

December 31,
2006
Accounts receivable, net	$8.6
Other current assets	0.5
Property and equipment, net	16.9

Total assets	$26.0

Current liabilities	$13.7
Long-term liabilities	1.0

Total liabilities	$14.7

Results of operations for the discontinued operations were as follows (in millions):

	Year Ended December 31,
	2007	2006	2005
Revenues	$19.8	$65.8	$67.0

Income before tax	$2.7	$10.0	$10.2
Gain on divestiture	12.4	—	8.0
Income tax expense	8.8	3.9	7.3

Discontinued operations, net of tax	$6.3	$6.1	$10.9

Results for discontinued operations for the year ended December 31, 2007 included gains from the sale of these operations of $12.4 million, including divested goodwill of $46.8 million. Discontinued operations for the years ended December 31, 2007, 2006 and 2005 included pre-tax income from operations of $2.7 million ($1.6 million income, net of tax), $10.0 million ($6.1 million income, net of tax), and $10.2 million ($6.1 million income, net of tax), respectively.
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
In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, we allocate interest to discontinued operations based on a ratio of net assets sold to the sum of consolidated net assets plus consolidated debt. We do not allocate interest on debt that is directly attributable to other operations outside of the discontinued operations. For the years ended December 31, 2007, 2006 and 2005, we allocated $0.2 million, $0.6 million and $0.7 million of interest expense to discontinued operations.
3. Property and Equipment
Property and equipment at December 31, 2007 and 2006 is as follows (in millions):

	2007	2006
Land and improvements	$131.5	$132.6
Land held for permitting as landfills	14.9	13.4
Landfills	1,300.6	1,212.2
Buildings and improvements	100.3	96.0
Vehicles, furniture and equipment	518.0	472.6
Containers and compactors	195.7	185.3

	2,261.0	2,112.1
Accumulated depreciation and amortization	(1,204.6)	(1,091.9)

	$1,056.4	$1,020.2

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Goodwill
The following table shows the activity and balances related to the BFI goodwill as recorded by the Parent from December 31, 2005 through December 31, 2007 (in millions):

	2007	2006
Beginning balance	$3,322.3	$3,391.0
Acquisitions	—	—
Divestitures	(46.8)	—
Adjustments (1)	(11.1)	(68.7)

Ending balance	$3,264.4	$3,322.3

(1)	2007 amount included primarily income tax related adjustments associated with the acquisition of BFI in 1999. 2006 amount primarily relates to reclassification of goodwill in connection with entities distributed to Allied.
5. Other Accured Liabilities
The following table shows the balances included in other accrued liabilities as of December 31 (in millions):

	2007	2006
Accrued payroll	$16.3	$17.4
Accrued insurance	27.1	35.4
Accrued landfill taxes, hosting fees and royalties	11.1	10.2
Accrued franchise and sales taxes	12.2	12.6
Other	22.4	46.6

Total	$89.1	$122.2

6. Long-term Debt
Allied financed the acquisition of BFI primarily through the issuance of debt. All of the assets and substantially all of the equity interest of BFI and all of the assets and stock of Other Allied Collateral are pledged as collateral for this debt and the debt is serviced through cash flows generated by the consolidated operations of Allied. In accordance with SEC Staff Accounting Bulletin, Topic 5-J, the debt and related debt issuance costs that were incurred to acquire BFI, while held and managed by Allied, are presented on BFI’s consolidated balance sheets, and the related interest expense is reflected in the consolidated statements of operations. To the extent the original acquisition debt is repaid with cash or refinanced with equity, it is no longer presented in these financial statements. To the extent the original acquisition debt is refinanced with other debt (either bank financings or bonds), the replacement debt instrument, along with the related issuance costs and interest expense, are presented in these financial statements.

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Long-term debt at December 31, 2007 and 2006 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, amortization of deferred financing costs and the amortization or accretion of discounts or premiums (in millions, except interest rates).

	Debt Balance at		Effective Interest Rate
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006
Revolving credit facility ABR borrowings*	$—	$—	7.75%	9.75%
Revolving credit facility Adjusted LIBOR borrowings*	—	—	6.20	7.86
2005 Term Loan due 2014	806.7	1,105.0	6.75	7.34
6.375% senior notes due 2008	161.0	157.9	8.34	8.34
8.50% senior notes due 2008	—	750.0	—	8.78
6.50% senior notes due 2010	350.0	350.0	6.76	6.76
6.375% senior notes due 2011	275.0	275.0	6.63	6.63
9.25% senior notes due 2012	—	250.9	—	9.40
7.875% senior notes due 2013	450.0	450.0	8.09	8.09
7.125% senior notes due 2016	595.6	595.1	7.38	7.38
6.875% senior notes due 2017	750.0	—	7.04	—
9.25% debentures due 2021	96.5	96.3	9.47	9.47
7.40% debentures due 2035	296.7	294.4	8.03	8.03
4.25% senior subordinated convertible debentures due 2034	230.0	230.0	4.34	4.34
7.375% senior unsecured notes due 2014	400.0	400.0	7.55	7.55
Solid waste revenue bond obligations, principal payable through 2031**	225.5	225.2	6.32	6.68
Notes payable to individuals, variable interest rate, and principal payable through 2007, secured by vehicles, equipment, real estate, or accounts receivable**	—	0.2	—	3.00
Obligations under capital leases of vehicles and equipment**	3.0	2.9	9.53	9.96
Notes payable to a municipal corporation, interest at 6.0%, principal payable through 2010, unsecured**	1.7	2.2	6.00	6.00

Total debt**	4,641.7	5,185.1	7.13%	7.61%
Less: Current portion	162.0	1.2

Long-term portion	$4,479.7	$5,183.9

*	Excludes fees

**	Reflects weighted average interest rate
Refinancings -
In March 2007, Allied issued $750 million of 6.875% senior notes due 2017 and used the proceeds to fund a portion of the tender offer for the 8.50% senior notes due 2008. Allied also completed the amendment to the senior secured credit facility, referred to as the 2005 Credit Facility, which included re-pricing the 2005 Revolver and a two-year maturity extension for all facilities under the 2005 Credit Facility. The interest rate and fees for borrowings and letters of credit under the 2005 Revolver were reduced by 75 basis points. In addition, the fee for the unused portion of the 2005 Revolver was reduced by 37.5 basis points. We expensed approximately $45.4 million of costs related to premiums paid, write-off of deferred financing and other costs in connection with these transactions. These costs were included in “Interest expense and other” in our consolidated statements of operations.
In September 2007, Allied redeemed $250 million of 9.25% senior notes due 2012 with available cash and a temporary borrowing under the 2005 Revolver. We expensed $13.3 million of costs related to premiums paid, write-off of deferred financing and other costs in connection with the redemption.
2005 Credit Facility -
At December 31, 2007, Allied had the 2005 Credit Facility, that included: (i) a $1.575 billion Revolving Credit Facility due March 2012 (the 2005 Revolver), (ii) a $806.7 billion Term Loan due March 2014 referred to as the 2005 Term Loan, (iii) a $485 million Institutional Letter of Credit Facility due March 2014, and (iv) a $25 million Incremental Revolving Letter of Credit Facility due

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 2012. Of the $1.575 billion available under the 2005 Revolver, the entire amount may be used to support the issuance of letters of credit. At December 31, 2007, Allied had no loans outstanding and $352.4 million in letters of credit drawn on the 2005 Revolver, leaving approximately $1.223 billion capacity available under the 2005 Revolver. Both the $25 million Incremental Revolving Letter of Credit Facility and $485 million Institutional Letter of Credit Facility were fully utilized at December 31, 2007.
The 2005 Credit Facility bears interest at an Alternative Base Rate (ABR), or an Adjusted LIBOR, both terms defined in the 2005 Credit Facility agreement, plus, in either case, an applicable margin based on our leverage ratio. Proceeds from the 2005 Credit Facility may be used for working capital and other general corporate purposes, including acquisitions.
Allied is required to make prepayments on the 2005 Credit Facility upon completion of certain transactions as defined in the 2005 Credit Facility, including asset sales and issuances of debt securities. Proceeds from these transactions, in certain circumstances, are required to be applied to amounts due under the 2005 Credit Facility pursuant to the 2005 Credit Facility agreement. Allied is also required to make prepayments on the 2005 Credit Facility for 50% of any excess cash flows from operations, as defined in the 2005 Credit Facility agreement. The agreement also requires scheduled amortization on the 2005 Term Loan and Institutional Letter of Credit Facility. There is no further scheduled amortization on the 2005 Term Loan with the exception of the outstanding balance at maturity on March 28, 2014.
Senior notes and debentures -
In March 2007, Allied issued $750 million of 6.875% senior notes due 2017. The net proceeds were used to fund a portion of the tender offer for our 8.50% senior notes due 2008. Interest is payable semi-annually on June 1st and December 1st, beginning on December 1, 2007. These senior notes have a make-whole call provision that is exercisable at our option any time prior to June 1, 2012, at the stated redemption price. These notes may also be redeemed on or after June 1, 2012 at the stated redemption price.
In May 2006, Allied NA issued $600 million of 7.125% senior notes due 2016 at a discounted price equal to 99.123% of the aggregate principal amount. Interest is payable semi-annually on May 15th and November 15th. These senior notes have a make-whole call provision that is exercisable any time prior to May 15, 2011 at the stated redemption price. These notes may also be redeemed on or after May 15, 2011 at the stated redemption price. Allied used the net proceeds to fund the tender offer for the $600 million of 8.875% senior notes due 2008. At December 31, 2007 and 2006, the remaining unamortized discount was $4.4 million and $4.9 million, respectively.
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

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In April 2003, Allied NA issued $450 million of 7.875% senior notes due 2013. The senior notes have a no call provision until 2008. Interest is payable semi-annually on April 1st and October 1st. Proceeds were used to reduce term loan borrowings under our credit facility in effect at the time.
In November 2002, Allied NA issued $375.0 million of 9.25% senior notes due 2012. These notes have a no call provision until 2007. Interest is payable semi-annually on March 1st and September 1st. The net proceeds of $370.6 million from the sale of these notes were used to repay term loans under the credit facility in effect at the time. Allied redeemed $125.0 million of these notes during the first quarter of 2005. The remainder was redeemed during the third quarter of 2007.
In November 2001, Allied NA issued $750 million of 8.50% senior notes due 2008. Interest is payable semi-annually on June 1st and December 1st. The proceeds were used to reduce term loan borrowings under the credit facility in effect at the time. Allied redeemed these notes with proceeds from the issuance of the $750 million of 6.875% senior notes due 2017 in the first quarter of 2007.
The $161.2 million of 6.375% senior notes due 2008 and $99.5 million of 9.25% debentures due 2021 are not redeemable prior to maturity and are not subject to any sinking fund. The remaining unamortized discount associated with the 6.375% senior notes and the 9.25% debentures at December 31, 2007 and 2006 was $0.2 million and $3.3 million, respectively and $3.0 million and $3.2 million respectively.
The $360.0 million of 7.40% debentures due 2035 are not subject to any sinking fund and may be redeemed as a whole or in part, at our option at any time. The redemption price is equal to the greater of the principal amount of the debentures and the present value of future principal and interest payments discounted at a rate specified under the terms of the indenture. At December 31, 2007 and 2006, the remaining unamortized discount was $63.3 million and $65.5 million, respectively.
Senior subordinated notes -
In July 1999, Allied NA issued $2.0 billion of 10.00% senior subordinated notes that mature in 2009. The proceeds from these senior subordinated notes were used as partial financing of the acquisition of BFI. During 2004 and 2003, Allied completed open market repurchases and a tender offer of these senior subordinated notes in aggregate principal amounts of approximately $1.3 billion and $506.1 million, respectively.
During the first quarter of 2005, through open market repurchases and a tender offer, Allied completed the repurchase of the remaining balance of these senior subordinated notes in an aggregate principal amount of $195.0 million. In connection with these repurchases and tender offer Allied paid premiums of approximately $10.3 million and wrote-off deferred financing costs of $1.7 million, both of which were included in interest expense and other in our consolidated statement of operations.
Senior subordinated convertible debentures -
In April 2004, Allied issued $230 million of 4.25% senior subordinated convertible debentures due 2034 that are unsecured and are not guaranteed. They are convertible into 11.3 million shares of Allied’s common stock at a conversion price of $20.43 per share. Common stock transactions such as cash or stock dividends, splits, combinations or reclassifications and issuances at less than current market price will require an adjustment to the conversion rate as defined per the indenture. Certain of the conversion features contained in the convertible debentures are deemed to be embedded derivatives, as defined under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133), however, these embedded derivatives currently have no value.
These debentures are convertible at the option of the holder anytime if any of the following occurs: (i) Allied’s closing stock price is in excess of $25.5375 for 20 of 30 consecutive trading days ending on the last day of the quarter, (ii) during the five business day period after any three consecutive

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Allied can elect to call the debentures at any time after April 15, 2009 at par for cash only. The holders can require Allied to redeem some or all of the debentures on April 15th of 2011, 2014, 2019, 2024 and 2029 at par for stock, cash or a combination of stock and cash at Allied’s option. If the debentures are redeemed in stock, the number of shares issued will be determined as the par value of the debentures divided by the average trading stock price over a five-day period.
Solid waste revenue bond obligations -
At December 31, 2007 and 2006, we have $225.5 million and $225.2 million of fixed and variable rate solid waste revenue bonds outstanding. These bonds mature between 2010 and 2031. Proceeds from these bonds were used to finance qualifying capital expenditures at our landfills, transfer and hauling facilities. The unamortized discount at December 31, 2007 and 2006 was $2.5 million and $2.9 million, respectively.
Future maturities of long-term debt -
Aggregate future scheduled maturities of long-term debt, including capital leases, as of December 31, 2007 are as follows (in millions):

Maturity
2008	$162.2
2009	0.8
2010	350.9
2011	275.1
2012	0.1
Thereafter	3,926.0

Gross Principal	4,715.1
Discount, net	(73.4)

Total Debt	$4,641.7

Fair value of debt -
The fair value of debt is subject to change as a result of potential changes in market rates and prices. The table below provides information about BFI’s long-term debt by aggregate principal and weighted average interest rates for instruments that are sensitive to changes in interest rates. The financial instruments are grouped by market risk exposure category (in millions, except interest rates).

	Balance at	Fair Value at	Balance at	Fair Value at
	December 31,	December 31,	December 31,	December 31,
	2007	2007	2006	2006
Fixed Rate Debt:
Principal amount	$3,755.4	$3,773.9	$4,000.5	$4,103.8
Weighted average interest rate	7.07%		7.52%
Variable Rate Debt:
Principal amount	$886.3	$853.0	$1,184.6	$1,188.7
Weighted average interest rate(1)	6.34%		6.97%

(1)	Reflects the rate in effect as of December 31, 2007 and 2006 and includes all applicable margins. Actual future rates may vary.

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt covenants -
At December 31, 2007, Allied was in compliance with all of the financial and other covenants under the 2005 Credit Facility. Allied is not subject to any minimum net worth covenants. In addition, the 2005 Credit Facility has restrictions on making certain types of payments, including dividend payments on Allied’s common and preferred stock. However, Allied is able to pay cash dividends on its Series D preferred stock.
The senior notes issued by Allied NA contain certain financial covenants and restrictions for the Allied consolidated entity, which may, in certain circumstances, limit Allied’s ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. At December 31, 2007, Allied was in compliance with all applicable covenants.
Guarantees -
Substantially all of our subsidiaries along with substantially all other subsidiaries of the Parent, are jointly and severally liable for the obligations under the 6.50% senior notes due 2010, the 6.375% senior notes due 2011, the 7.875% senior notes due 2013, the 7.375% senior unsecured notes due 2014, the 7.125% senior notes due 2016 and the 6.875% senior notes due 2017 issued by Allied Waste North America, Inc. (Allied NA) and the 2005 Credit Facility through unconditional guarantees issued by us, current and future subsidiaries. Allied NA and Allied Waste Industries, Inc. are jointly and severally liable for the obligations under the 6.375% senior notes due 2008, the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by BFI through an unconditional, joint and several, guarantee issued by Allied NA and Allied Waste Industries, Inc. At December 31, 2007, the maximum potential amount of future payments under the guarantees is the outstanding amount of the debt identified above and the amount for letters of credit issued under the 2005 Credit Facility. We do not guarantee any third-party debt.
Collateral -
The 2005 Credit Facility, the senior secured notes issued by Allied NA and $621 million of senior notes and debentures assumed in connection with the acquisition of BFI by Allied are collateralized by the stock of substantially all BFI subsidiaries and Other Allied Collateral and a security interest in the assets of BFI, its domestic subsidiaries and Other Allied Collateral.
Following is a summary of the condensed consolidated balance sheets for BFI and the other Allied subsidiaries that serve as collateral for the senior secured notes and debentures as of December 31, 2007 (in millions):

		Other Allied
Condensed Consolidated Balance Sheet (1):	BFI	Collateral	Combined
Current assets	$246.4	$248.9	$495.3
Property and equipment, net	1,056.4	864.8	1,921.2
Goodwill	3,264.4	3,015.2	6,279.6
Other assets, net	185.1	36.6	221.7

Total assets	$4,752.3	$4,165.5	$8,917.8

Current liabilities	$564.8	$269.6	$834.4
Long-term debt, less current portion	4,479.7	5.6	4,485.3
Other long-term obligations	631.8	96.9	728.7
Due to parent	1,111.1	1,364.5	2,475.6
Total equity (deficit)	(2,035.1)	2,428.9	393.8

Total liabilities and equity (deficit)	$4,752.3	$4,165.5	$8,917.8

(1)	All transactions between BFI and the Other Allied collateral have been eliminated.

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest expense and other —
“Interest expense and other” includes interest paid to third parties for our debt obligations (net of amounts capitalized), interest income, accretion of debt discounts and amortization of debt issuance costs and costs incurred to early extinguish debt. Interest expense and other for the years ended December 31, 2007, 2006 and 2005, was $436.6 million, $467.3 million and $471.5 million, respectively.
Derivative instruments and hedging activities -
Allied’s policy requires that no less than 70% of its debt be at a fixed rate, either directly or effectively through interest rate swap contracts. In order to adhere to that policy, Allied has, from time to time, entered into interest rate swap agreements for the purpose of hedging variability of interest expense and interest payments on its long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Allied’s strategy is to use interest rate swap contracts when such transactions will serve to reduce Allied’s aggregate exposure and meet the objectives of its interest rate risk management policy. These contracts are not entered into for trading purposes.
At December 31, 2007, approximately 81% of our debt was fixed and 19% had variable interest rates. We had no interest rate swap contracts outstanding at December 31, 2007 or 2006.
Subsequent events -
In January 2008, Allied redeemed $161.2 million of 6.375% senior notes due 2008 with available cash.
7. Employee Benefit Plans
Defined benefit pension plan -
We currently have one qualified defined benefit retirement plan, the BFI Retirement Plan (BFI Pension Plan). The BFI Pension Plan covers certain BFI employees in the United States, including some employees subject to collective bargaining agreements. The benefits of approximately 97% of the current plan participants were frozen when Allied acquired BFI.
The BFI Pension Plan was amended on July 30, 1999 to freeze future benefit accruals for participants. Interest credits continue to be earned by participants in the BFI Pension Plan and participants whose collective bargaining agreements provide additional benefit accruals under the BFI Pension Plan continue to receive those credits in accordance with the terms of their bargaining agreements. The BFI Pension Plan utilizes a cash balance design.
During 2002, the BFI Pension Plan and the Pension Plan of San Mateo County Scavenger Company and Affiliated Divisions of Browning-Ferris Industries of California, Inc. (San Mateo Pension Plan) were merged into one plan. However, benefits continue to be determined under each of the two separate benefit structures.
Prior to the conversion of the cash balance design, benefits payable as a single life annuity under the BFI Pension Plan were based upon the participant’s highest 5-year earnings out of the last ten years of service. Upon conversion to the cash balance plan, the existing accrued benefits were converted to a lump-sum value using the actuarial assumptions in effect at the time. Participants’ cash balance accounts are increased until retirement by certain benefit and interest credits under the terms of their bargaining agreements. Participants may elect early retirement with the attainment of age 55 and completion of 10 years of credited service at reduced benefits. Participants with 35 years of service may retire at age 62 without any reduction in benefits.
The San Mateo Pension Plan covers certain employees at our San Mateo location excluding employees who are covered under collective bargaining agreements under which benefits had

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
been the subject of good faith bargaining unless the collective bargaining agreement otherwise provides for such coverage. Benefits are based on the participant’s highest 5-year average earnings out of the last fifteen years of service. Effective January 1, 2004’ participants who have attained the age of 55 and completed 30 years of service may elect early retirement date without any reduction in benefits. Effective January 1, 2006, the San Mateo Pension Plan was amended to modify the definition of eligible employees to exclude highly compensated employees. In addition, no new employees hired or rehired after December 31, 2005 are eligible to participate in or accrue a benefit under the San Mateo Pension Plan.
Our pension contributions are made in accordance with funding standards established by ERISA and the IRC as amended by the Pension Protection Act of 2006. No contributions were required during the last three years and no contributions are anticipated for 2008.
Our disclosures below were prepared as of the measurement dates of September 30, 2007 and 2006, and used as permitted by SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits.
We adopted the recognition provisions of SFAS 158 effective December 31, 2006 and now recognize the overfunded or underfunded status of our defined benefit postretirement plan as an asset or a liability in our consolidated balance sheets. We also recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. The pension asset or liability equals the difference between the fair value of the plan’s assets and its projected benefit obligation. Previously, we had recorded the minimum unfunded liability in our consolidated balance sheets with the benefit obligation representing the accumulated benefit obligation. The adoption of the recognition provisions of SFAS 158 did not impact the Allied’s compliance with its debt covenants.
The BFI Pension Plan’s additional minimum liability (AML) for 2006 and the impact of the adoption of SFAS 158 at December 31, 2006 are as follows (in millions):

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
The following table provides a reconciliation of the changes in the BFI Pension Plan projected benefit obligations and the fair value of its assets for the twelve-month period ended September 30 (in millions):

	2007	2006
Projected benefit obligation at beginning of period	$359.3	$377.4
Service cost	0.2	0.2
Interest cost	21.1	21.1
Curtailment loss	—	(0.7)
Actuarial gain	(23.6)	(22.7)
Benefits paid	(14.9)	(16.0)

Projected benefit obligation at end of period	$342.1	$359.3

Fair value of plan assets at beginning of period	$370.9	$361.1
Actual return on plan assets	44.0	25.8
Benefits paid	(14.9)	(16.0)

Fair value of plan assets at end of period	$400.0	$370.9

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the funded status of the BFI Pension Plan and amounts recognized in the balance sheets as of December 31 (in millions):

	2007	2006
Funded status	$57.9	$11.6

Non-current asset	$57.9	$11.6
Components of accumulated other comprehensive income, which primarily relate to the BFI Pension Plan as of December 31, 2007 and 2006 as well as the change in such amounts during the year which is reflected in other comprehensive income for the year ended December 31, 2007 are as follows (in millions):

	Net Actuarial	Prior Service	Tax (Expense)	Net of Tax
	Gain (Loss)	Cost (Credit)	Benefit	Amount
Balance, December 31, 2006	$(96.6)	$3.9	$37.8	$(54.9)

Amortization included in net periodic benefit cost	5.3	(0.3)	2.0	3.0
Net actuarial gain arising during period	43.0	—	19.3	23.7

Net change of the year	48.3	(0.3)	21.3	26.7

Balance, December 31, 2007	$(48.3)	$3.6	$16.5	$(28.2)

The accumulated benefit obligation for the BFI Pension Plan was $341.5 million and $358.6 million at December 31, 2007 and 2006, respectively. The primary difference between the projected benefit obligation and the accumulated benefit obligation is that the projected benefit obligation includes assumptions about future compensation levels and the accumulated benefit obligation does not.
The following table provides the components of BFI Pension Plan’s net periodic benefit cost for the years ended December 31 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Service cost	$0.2	$0.2	$0.6
Interest cost	21.1	21.1	20.7
Expected return on plan assets	(29.9)	(29.9)	(28.2)
Recognized net actuarial loss	5.0	6.9	6.8
Amortization of prior service cost	0.1	0.1	0.1
Curtailment loss	—	0.1	—

Net periodic benefit cost	$(3.5)	$(1.5)	$—

The following table provides additional information regarding our pension plan for the years ended December 31 (in millions, except percentages):

	2007	2006	2005
Actual return on plan assets	$44.0	$25.8	$39.5
Actual rate of return on plan assets	11.9%	7.2%	11.7%
Assumptions used to determine the projected benefit obligation for our pension plan as of September 30 are as follows (percent):

	2007	2006
Discount rate	6.25%	6.00%
Average rate of compensation increase	5.00%	5.00%
Assumptions used to determine net periodic benefit cost for the years ended December 31 are as follows (percent):

	2007	2006	2005
Discount rate	6.00%	5.75%	6.00%
Average rate of compensation increase	5.00%	5.00%	5.00%
Expected return on plan assets	8.25%	8.25%	8.50%

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We determine the discount rate used in the measurement of our obligations based on a model which matches the timing and amount of expected benefit payments to maturities of high quality bonds priced as of the pension plan measurement date. Where that timing does not correspond to a published high-quality bond rate, our model uses an expected yield curve to determine an appropriate current discount rate. The yields on the bonds are used to derive a discount rate for the liability. The term of our obligation, based on the expected retirement dates of our workforce, is approximately 13.0 years.
In developing our expected rate of return assumption, we evaluate our actual historical performance and long-term return projections, which give consideration to our asset mix and the anticipated timing of our pension plan outflows. We employ a total return investment approach whereby a mix of equity and fixed income investments are used to maximize the long-term return of plan assets for what we consider a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and our financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S and non-U.S. stocks as well as growth, value, and small and large capitalizations. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Historically, we have not invested in derivative instruments in our plan assets. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.
The following table summarizes our plan target allocation for 2008 and actual asset allocations at September 30, 2007 and 2006:

		Percentage of plan assets
	Target allocation	at September 30,
	2008	2007	2006
Equity securities	60%	62%	59%
Debt securities	40%	38%	41%

Total	100%	100%	100%

The following table provides the estimated future pension benefit payments for the next 10 years under the BFI Pension Plan (in millions):

Estimated future payments:
2007	$13.2
2008	15.0
2009	16.1
2010	16.8
2011	21.9
Thereafter	135.0
BFI Post Retirement Healthcare Plan -
The BFI Post Retirement Healthcare Plan provides continued medical coverage for certain former BFI employees following their retirement, including some employees subject to collective bargaining agreements. Eligibility for this plan is limited to those BFI employees who had 10 or more years of service and were age 55 or older as of December 31, 1998, and certain BFI employees in California who were hired on or before December 31, 2005 and who retire on or after age 55 with at least 30 years of service. Liabilities for this plan were $1.3 million and $6.4 million at December 31, 2007 and 2006.
Multi-employer pension plans -
We contribute to 23 multi-employer pension plans under collective bargaining agreements covering union-represented employees. Approximately 20 percent of our total current employees are participants in such multi-employer plans. These plans generally provide retirement benefits to participants based on their service to contributing employers. We do not administer these

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
multi-employer plans, which are generally managed by a board of trustees with the unions appointing certain trustees and other contributing employers of the plan appointing certain members. We are generally not represented on the board of trustees.
We do not have current plan financial information from the plan administrators, but based on the information available to us, we believe that some of the multi-employer plans to which we contributes are underfunded. Additionally, the Pension Protection Act (the Act), enacted in August 2006, will require underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their under-funding, perhaps beginning as soon as 2008. Until the plan trustees develop the funding improvement plans or rehabilitation plans as required by the Pension Protection Act, we are unable to determine the amount of additional future contributions, if any. Accordingly, we cannot determine at this time the impact of the Pension Protect Act on our cash flows, results of operations or financial position.
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
Defined contribution plan -
Allied sponsors the Allied Waste Industries, Inc. 401(k) Plan (Allied 401(k) Plan), a defined contribution plan, which is available to all eligible employees except those residing in Puerto Rico and those represented under certain collective bargaining agreements where benefits have been the subject of good faith bargaining. Effective January 1, 2005, Allied created the Allied Waste Industries, Inc. 1165(e) Plan (Puerto Rico 401(k) Plan), a defined contribution plan, for employees residing in Puerto Rico. Plan participant balances in the Allied 401(k) Plan for these employees were transferred to the new plan in early 2005. Eligible employees for either plan may contribute up to 25% of their annual compensation on a pre-tax basis. Participants’ contributions are subject to certain restrictions as set forth in the IRC and Puerto Rico Internal Revenue Code of 1994. Allied matches in cash 50% of employee contributions, up to the first 5% of the employee’s compensation. Participants’ contributions vest immediately, and the employer contributions vest in increments of 20% based upon years of service. BFI’s matching contributions totaled $2.4 million, $2.2 million and $2.1 million in 2007, 2006 and 2005, respectively.
8. Income Taxes
BFI’s consolidated income tax provision (benefit) includes federal income tax benefits of 27.9 million, $24.8 million and $47.2 million, state income tax benefits of $3.3 million, $3.6 million and $14.5 million, and Puerto Rican income tax expense of $6.1 million, $5.8 million and $5.2 million for the years ended December 31, 2007, 2006 and 2005 respectively. The income tax provision (benefit) was prepared on a separate company basis, except that BFI recognizes the tax benefit of its current year operating losses as Allied effectively reimburses it for those benefits through the settlement process described below. Absent this exception, BFI’s net loss would have been substantially larger as it would not have been able to recognize the benefits attributable to its operating losses as realization would be unlikely on a separate company basis.
At the end of each period, BFI settles the current and deferred portions of its income tax provision (benefit) with Allied through the due from/to Parent account. As a result, the accompanying consolidated balance sheets do not include current taxes payable or deferred tax assets or liabilities.

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation of BFI’s income tax provision (benefit) at the federal statutory tax rate of 35% to its effective tax rate is as follows (in millions):

	For the Year Ended December 31,
	2007	2006	2005
Federal statutory tax benefit	$(43.8)	$(73.0)	$(61.6)
State taxes, net of federal benefit	(3.3)	(3.6)	(14.5)
Puerto Rican Taxes	0.7	0.9	0.5
Subpart F Taxes	1.3	2.3	4.7
Interest on uncertain tax matters, net of tax benefit	25.0	37.1	13.0
Prior year state matters	—	13.4	—
Other	(5.0)	0.3	1.4

Income tax benefit	$(25.1)	$(22.6)	$(56.5)

Deferred income taxes have not been provided on the undistributed earnings of BFI’s Puerto Rican subsidiaries of $27.4 million and $21.9 million as of December 31, 2007 and 2006, respectively, as such earnings are considered to be permanently invested in those subsidiaries. If such earnings were to be remitted to BFI as dividends, BFI would incur an additional $9.6 million of federal income taxes.
Allied is currently under examination or administrative review by various state and federal taxing authorities for certain tax years, including federal income tax audits for calendar years 1998 through 2006. Allied has recognized liabilities for certain uncertain income tax matters pertaining to those audits, including amounts relating to BFI. BFI’s income tax provision (benefit) may be impacted in the future upon the resolution of these matters by Allied.
Allied has accrued interest expense on certain of its liabilities for uncertain tax matters and BFI has recognized a portion of such interest expense, net of related income tax benefits, in its income tax provision (benefit). Such amounts totaled $25.0 million, $37.1 million and $13.0 million for the years ended December 31, 2007, 2006 and 2005.
As part of its examination of Allied’s federal income tax returns for calendar years 2000 through 2003, the IRS reviewed Allied’s treatment of costs associated with its landfill operations, including BFI’s landfill operations. As a result of this review, the IRS has proposed that certain landfill costs be allocated to the collection and control of methane gas that is naturally produced within the landfill. The IRS’ position is that the methane gas produced by a landfill is a joint product resulting from the operations of the landfill and, therefore, these costs should not be expensed until the methane gas is sold or otherwise disposed.
Allied plans to contest this issue at the Appeals Division of the IRS and believes it has several meritorious defenses, including the fact that methane gas is not actively produced for sale but rather arises naturally in the context of providing disposal services. Allied believes that the ultimate resolution of this issue will not have a material adverse impact on its consolidated liquidity, financial position or results of operations; however, BFI’s income tax provision could be impacted in the year of resolution.
9. Commitments and Contingencies
Litigation -
We are subject to extensive and evolving laws and regulations and have implemented our own safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. We accrue for legal matters and regulatory compliance contingencies when such costs are probable and can be reasonably estimated. During the year ended December 31, 2005, we reduced our selling, general and administrative expenses by $16.9

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million as a result of favorable developments related to accruals for legal matters, primarily established at the time of the BFI acquisition. Although the ultimate outcome of any legal matter cannot be predicted with certainty, except as described in Note 8, Income Taxes, in the discussion of our outstanding tax dispute with the IRS, we do not believe that the outcome of our pending legal and administrative proceedings will have a material adverse impact on our consolidated liquidity, financial position or results of operations.
In the normal course of conducting our landfill operations, we are involved in legal and administrative proceedings relating to the process of obtaining and defending the permits that allow us to operate our landfills.
In September 1999, neighboring parties and others filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from a dispute years earlier related largely to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 1.9 million tons at December 31, 2007. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a Texas state trial court in the civil lawsuit issued a judgment, including an injunction that effectively revoked the expansion permit that was granted by the TCEQ in 2001 because it would require us to operate the landfill according to a prior permit granted in 1988 as well as comply with other requirements that the plaintiffs had requested. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion permit proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.
In April 2006, the Texas Court of Appeals ruled on the civil litigation. The court dissolved the injunction granted in 2003, which would have effectively prevented us from operating the landfill under the expansion permit and potentially required the relocation of over 2 million tons of waste at cost exceeding $50 million, but also required us to pay a damage award of approximately $2 million plus attorney’s fees and interest. On April 27, 2006, all parties filed motions for rehearing, which were denied by the Texas Court of Appeals. Subsequently, all parties filed a petition for review to the Texas Supreme Court. On November 28, 2007, the Texas Supreme Court denied the petitions for review. On October 29, 2007, two petitioners, North Alamo Water Supply Company and Engelman Irrigation District, filed a motion for re-hearing. On January 11, 2008, the Court denied petitioners’ motion for re-hearing. We are currently making arrangements to pay plaintiffs damages plus attorney’s fees and interest pursuant to the April 2006 ruling by the Texas Court of Appeals.
Royalties -
We have entered into agreements to pay royalties to prior landowners, lessors or host community where the landfill is located, based on waste tonnage disposed at specified landfills. The payments are generally payable quarterly and amounts earned, but not paid, are accrued in the accompanying consolidated balance sheets. Royalties are accrued as tonnage is disposed of in the landfill.
Disposal Agreements —
We have several agreements expiring at various dates through 2018 that require us to dispose of a minimum number of tons at third party disposal facilities. Under these put-or-pay agreements, we are required to pay for the agreed upon minimum volumes regardless of the actual number of tons placed at the facilities.

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease agreements -
We have operating lease agreements for service facilities, office space and equipment. Future minimum payments under non-cancelable operating leases with terms in excess of one year as of December 31, 2007 are as follows (in millions):

2008	$19.0
2009	16.3
2010	4.8
2011	4.1
2012	3.6
Thereafter	17.9

Total	$65.7

Rental expense under such operating leases was approximately $18.0 million, $19.2 million, and $22.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Financial assurances -
We are required to provide financial assurances to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs and/or related to our performance under certain collection, landfill and transfer station contracts. We satisfy the financial assurance requirements by providing surety bonds, letters of credit, insurance policies or trust deposits. The amount of the financial assurance requirements for capping, closure and post-closure costs is determined by the applicable state environmental regulations, which vary by state. The financial assurance requirements for capping, closure and post-closure costs can either be for costs associated with a portion of the landfill or the entire landfill. Generally, states will require a third party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurances required can, and generally will, differ from the obligation determined and recorded under GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we are required to provide financial assurances for our self-insurance program and collateral for certain performance obligations.
At December 31, 2007, we had the following financial instruments and collateral in place to secure our financial assurances (in millions):

	Landfill
	Closure/	Contract	Risk/Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$329.6	$—	$—	$—	$329.6
Surety bonds	202.1	175.4	—	—	377.5
Trust deposits	53.3	—	—	—	53.3
Letters of credit (1)	122.3	24.5	24.2	94.3	265.3

Total	$707.3	$199.9	$24.2	$94.3	$1,025.7

(1) These amounts were issued under the 2005 Revolver, the Incremental Revolving Letter of Credit and the Institutional Letter of
    Credit Facility under our 2005 Credit Facility.
These financial instruments are issued in the normal course of business and are not debt of the company. Since we currently have no liability for these financial assurances, they are not reflected in the accompanying consolidated balance sheets. However, we have recorded capping, closure and post-closure liabilities and self-insurance liabilities as they are incurred. The underlying financial assurance obligations, in excess of those already reflected in our consolidated balance sheets, would be recorded if it is probable that we would be unable to fulfill our related obligations. We do not expect this to occur.

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Off-balance sheet arrangements -
We have no off-balance sheet debt or similar obligations, other than operating leases and the financial assurances discussed above, which are not classified as debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We have not guaranteed any third party debt.
Guarantees -
We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that relate to our activities prior to the divestiture and that may become known in the future. As of December 31, 2007, we estimate the contingent obligations associated with these indemnifications to be insignificant.
We have entered into agreements to guarantee the value of certain property that is adjacent to certain landfills to the property owners. These agreements have varying terms over varying periods. Prior to December 31, 2002, liabilities associated with these guarantees were accounted for in accordance with SFAS No. 5 in the consolidated financial statements. Agreements modified or entered into subsequent to December 31, 2002 are accounted for in accordance with FIN 45. Generally, it is not possible to determine the contingent obligation associated with these guarantees, but we do not believe that these contingent obligations will have a material effect on our consolidated liquidity, financial position or results of operations.
10. Related Party Transactions
All treasury functions are maintained by Allied. The amount due to Parent represents the net impact of debt issues and repayments, the settlement of our income tax provisions and other operating activities. No interest is owed on the amount due to Parent.
Allied provides us with a variety of management and administrative services in exchange for a fee which is based on revenues. Such fees, which are included in selling, general and administrative expenses in the consolidated statement of operations, totaled $35.4 million; $31.4 million and $29.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. We also participate in Allied’s general liability, automobile liability and workers’ compensation insurance programs and are allocated a portion of the related costs on an annual basis based on our payroll. Prior to 2006, our costs for this coverage approximated the actual amount of losses we incurred each year. Such costs are included in cost of operations in the consolidated statement of operations and totaled $52.4 million for the year ended December 31, 2005. Beginning in 2006, Allied modified its allocation methodology to include costs associated with third party insurance premiums as well as claims administration. Costs allocated to us for participation in Allied’s insurance programs totaled $81.5 million and $80.9 million in 2007 and 2006, respectively. Had Allied included the costs associated with third party insurance premiums and claims administration in 2005, our operating costs would have increased by $12.0 million.
We provide and receive collection and disposal services from Allied and certain of its subsidiaries, which are recorded in our consolidated statement of operations. Related revenues for the years ended December 31, 2007, 2006 and 2005 were approximately $130.7 million, $130.8 million and $135.4 million, respectively, while related expenses were $63.7 million, $62.9 million, and $52.2 million, respectively, recorded in cost of operations.
We sell trade receivables at a discount to another subsidiary of Allied in connection with Allied’s secured receivables loan program. In connection with the sales, we recognized a discount of approximately $11.7 million, $5.8 million and $5.0 million recorded in selling, general and

BROWNING FERRIS INDUSTRIES, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
administrative expenses for the years ended December 31, 2007, 2006 and 2005, respectively. We recorded a note receivable due from affiliate as part of the initial sale of receivables with a balance of approximately $10.5 million at December 31, 2006 in due to Parent. This note was settled during 2007. Allocated interest income on the note receivable was approximately $1.2 million, $0.6 million and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.
In 2001, we entered into lease agreements with certain subsidiaries of Allied for equipment and vehicles. The associated lease expense, included in cost of operations totals $13.5 million, $15.1 million and $18.8 million, in 2007, 2006 and 2005, respectively.
Stock-based compensation allocated by the Parent to BFI and included in selling, general and administrative expenses for the years ended December 31, 2007 and 2006 was $2.2 million and $1.2 million, respectively. Such compensation expense for the year ended December 31, 2005 was immaterial.
11. Statements of Cash Flows
Supplemental cash flow disclosures and non-cash transactions for the years ended December 31 are as follows (in millions):

	2007	2006	2005
Supplemental disclosures -
Interest paid (net of amounts capitalized)	$375.3	$417.1	$426.3

Non-cash transactions -
Capital lease obligations incurred	$0.2	$—	$0.3
Non-cash dividend to parent	20.0	30.2	14.7
Financial Statement Schedule -
Schedule II — Valuation and Qualifying Accounts (in millions):

	Balance at	Charges to	Write-offs/	Balance at
	12/31/04	Expense	Payments	12/31/05
Receivable realization allowance	$4.1	$3.2	$(3.7)	$3.6

	Balance at	Charges to	Write-offs/	Balance at
	12/31/05	Expense	Payments	12/31/06
Receivable realization allowance	$3.6	$3.8	$(3.2)	$4.2

	Balance at	Charges to	Write-offs/	Balance at
	12/31/06	Expense	Payments	12/31/07
Receivable realization allowance	$4.2	$6.2	$(5.2)	$5.2

ALLIED WASTE INDUSTRIES, INC.
3. Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement dated November 16, 2006, among Allied Waste Industries, Inc., the selling stockholders listed on Schedule B thereto, and UBS Securities LLC. Exhibit 1.1 to Allied’s Report on Form 8-K dated November 22, 2006, is incorporated by reference herein.

1.2	Underwriting Agreement dated May 7, 2007 among Allied Waste Industries, Inc., the selling stockholders listed on Schedule B thereto and Goldman, Sachs & Company. Exhibit 1.1 to Allied’s Report on Form 8-K dated May 10, 2007, is incorporated by reference herein.

1.3	Letter Agreement dated May 9, 2007 among Allied Waste Industries, Inc., the selling stockholders named therein and Goldman, Sachs & Company. Exhibit 1.2 to Allied’s Report on Form 8-K dated May 10, 2007, is incorporated by reference herein.

2.1	Amended and Restated Agreement and Plan of Reorganization between Allied Waste Industries, Inc. and Rabanco Acquisition Company, Rabanco Acquisition Company Two, Rabanco Acquisition Company Three, Rabanco Acquisition Company Four, Rabanco Acquisition Company Five, Rabanco Acquisition Company Six, Rabanco Acquisition Company Seven, Rabanco Acquisition Company Eight, Rabanco Acquisition Company Nine, Rabanco Acquisition Company Ten, Rabanco Acquisition Company Eleven, and Rabanco Acquisition Company Twelve. Exhibit 2.4 to Allied’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.

2.2	Agreement and Plan of Merger dated as of August 10, 1998 by and among Allied Waste Industries, Inc., AWIN II Acquisition Corporation and American Disposal Services, Inc. Exhibit 2 to Allied’s Report on Form 8-K filed August 21, 1998 is incorporated herein by reference.

2.3	Agreement and Plan of Merger dated as of March 7, 1999 by and among Allied Waste Industries, Inc., AWIN I Acquisition Corporation and Browning-Ferris Industries, Inc. Exhibit 2 to Allied’s Report on Form 8-K filed March 16, 1999 is incorporated herein by reference.

3.1	Amended Certificate of Incorporation of Allied. Exhibit 3.1 to the Company’s Report on Form 10-K/A for the fiscal year ended December 31, 1996 is incorporated herein by reference.

3.1(i)	Amendment to Amended Certificate of Incorporation of Allied dated October 15, 1998. Exhibit 3.4 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.

3.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation of Allied dated January 23, 2003. Exhibit 3.1(ii) to the Company’s Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company as of December 11, 2007. Exhibit 3.1 to Allied’s Report on Form 8-K filed December 17, 2007 is incorporated herein by reference.

3.3	Form of Certificate of Designations of Series D Senior Mandatory Convertible Preferred Stock of Allied Waste Industries, Inc. Exhibit 2 to Allied Waste Industries, Inc.’s Report on Form 8-A dated March 3, 2005 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

4.1	Restated Indenture relating to debt issued by Browning-Ferris Industries, Inc., dated September 1, 1991, among BFI and First City, Texas-Houston, National Association, as Trustee. Exhibit 4.22 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.2	First Supplemental Indenture relating to the debt issued by Browning-Ferris Industries, Inc., dated July 30, 1999, among Allied, Allied NA, Browning-Ferris Industries, Inc. and Chase Bank of Texas, National Association, as Trustee. Exhibit 4.23 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.3	Registration Rights Agreement, dated as of November 10, 2003, by and among the Company, the Guarantors and the initial purchasers, relating to $350 million aggregate principal amount of 6-1/2% Senior Notes due 2010. Exhibit 10.4 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference.

4.4	Senior Indenture relating to the 1998 Senior Notes dated as of December 23, 1998, by and among Allied NA and U.S. Bank Trust National Association, as Trustee, with respect to the 1998 Senior Notes and Exchange Notes. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.5	Eleventh Supplemental Indenture relating to the 6 1/2% Senior Notes due 2010, dated November 10, 2003, among Allied NA, certain guarantors signatory thereto, and U.S. Bank National Association as Trustee. Exhibit 10.5 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference.

4.6	Twelfth Supplemental Indenture governing the 5 3/4% Series A Senior Notes due 2011, dated January 27, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.58 to Allied Report on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

4.7	Thirteenth Supplemental Indenture governing the 6 1/8% Series A Senior Notes due 2014, dated January 27, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.59 to Allied Report on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

4.8	Second Amended and Restated Registration Rights Agreement, dated as of December 18, 2003, between Allied and the purchasers of the Series A Convertible Preferred Stock and related parties. Exhibit 10.60 to Allied Report on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

4.9	Third Amended and Restated Shareholders Agreement, dated as of December 18, 2003, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.61 to Allied’s Report on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

4.10	Registration Rights Agreement, dated as of April 20, 2004, by and among the Company, the Guarantors and the initial purchasers, relating to $275 million aggregate principal amount of 6 3/8% Senior Notes due 2011. Exhibit 10.20 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

4.11	Registration Rights Agreement, dated as of April 20, 2004, by and among the Company, the Guarantors and the initial purchasers, relating to $400 million aggregate principal amount of 7 3/8% Senior Notes due 2014. Exhibit 10.21 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

4.12	Fourteenth Supplemental Indenture governing the 7 3/8% Series A Senior Notes due 2014, dated April 20, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.22 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

4.13	Fifteenth Supplemental Indenture governing the 6 3/8% Series A Senior Notes due 2011, dated April 20, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.23 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

4.14	Indenture, dated as of April 20, 2004, among Allied Waste Industries, Inc., and U.S. Bank Trust National Association, as Trustee, regarding the 4 1/4% Senior Subordinated Convertible Debentures due 2034 of Allied Waste Industries, Inc. Exhibit 10.24 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

4.15	Tenth Supplemental Indenture governing the 7 7/8% Senior Notes due 2013, dated April 9, 2003, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated April 10, 2003 is incorporated by reference.

4.16	First Supplemental Indenture, dated as of December 31, 2004, between Browning-Ferris Industries, Inc., BBCO, and JP Morgan Chase Bank, National Association as trustee. Exhibit 4.33 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

4.17	Sixteenth Supplemental Indenture, dated as of March 9, 2005, among the Registrant, Allied Waste North America, Inc., and U.S. Bank National Association, to the Indenture dated as of December 23, 1998 concerning the issuance of Senior Notes due 2015. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated March 10, 2005 is incorporated herein by reference.

4.18	Registration Rights Agreement, dated as of March 9, 2005, among the Registrant, Allied Waste North America, Inc., J.P. Morgan Securities Inc., UBS Securities LLC, Credit Suisse First Boston LLC, Wachovia Capital Markets, LLC, Banc of America Securities LLC, BNP Paribas Securities Corp., Calyon Securities (USA) and Scotia Capital (USA) Inc. concerning the registration of the 7 1/4% Senior Notes due 2015. Exhibit 1.02 to Allied’s Current Report on Form 8-K dated March 10, 2005 is incorporated herein by reference.

4.19	Seventeenth Supplemental Indenture governing the 7 1/8% Senior Notes due 2016, dated May 17, 2006, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated May 17, 2006 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

4.20	Registration Rights Agreement, dated as of May 17, 2006, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and the initial purchasers of the 7 1/8% Senior Notes due 2016. Exhibit 1.02 to Allied’s Current Report on Form 8-K dated May 17, 2006 is incorporated herein by reference.

4.21	Form of First Amendment, dated as of December 28, 2006, to the Third Amended and Restated Shareholders Agreement, dated as of December 18, 2003. Exhibit 10.1 to Allied’s Current Report on Form 8-K dated January 3, 2007 is incorporated herein by reference.

4.22	Form of First Amendment, dated as of December 28, 2006, to the Second Amended and Restated Registration Rights Agreement, dated as of December 18, 2003. Exhibit 10.2 to Allied’s Current Report on Form 8-K dated January 3, 2007 is incorporated herein by reference.

10.1	Securities Purchase Agreement dated April 21, 1997 between Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.; Laidlaw Inc. and Laidlaw Transportation, Inc.; and Allied Waste Industries, Inc. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

10.2+	1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit B to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 28, 1994 is incorporated herein by reference.

10.3+	First Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit 10.2 to Allied’s Quarterly Report on Form 10-Q dated August 10, 1995 is incorporated herein by reference.

10.4+	Second Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan of Allied. Exhibit A to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 25, 1995 is incorporated herein by reference.

10.5+	Third Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan dated January 1, 1998. Exhibit 4.41 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002 is incorporated herein by reference.

10.6+	Fourth Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan dated January 1, 1998. Exhibit 4.42 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002 is incorporated herein by reference.

10.7+	Fifth Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan dated May 26, 1999. Exhibit 4.43 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002 is incorporated herein by reference.

10.8+	Sixth Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan, dated April 3, 2002. Exhibit 1 to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 12, 2002 is incorporated herein by reference.

10.9+	Restated 1994 Non-Employee Director Stock Option Plan, dated April 3, 2002. Exhibit 2 to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 12, 2002 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.10+	Restated 1994 Non-Employee Director Stock Plan effective February 5, 2004. Exhibit 10.17 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.11+	Form of Nonqualified Stock Option Agreement under the Restated 1994 Non-Employee Director Stock Option Plan. Exhibit 10.61 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.12+	1993 Incentive Stock Plan of Allied. Exhibit 10.3 to Allied’s Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.

10.13+	Amendment to the 1993 Incentive Stock Plan dated January 1, 1998. Exhibit 4.45 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002 is incorporated herein by reference.

10.14+	Amendment to the Allied Waste Industries, Inc. 1993 Incentive Stock Plan dated June 20, 2000. Exhibit 4.46 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002 is incorporated herein by reference.

10.15+	Amendment to the 1993 Incentive Stock Plan dated December 12, 2002. Exhibit 10.44 to Allied’s Annual Report on Form 10-K, dated March 26, 2003 is incorporated herein by reference.

10.16+	Amendment to the 1993 Incentive Stock Plan — 2004-1, effective February 5, 2004. Exhibit 10.11 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.17+	Amendment to the 1993 Incentive Stock Plan — 2004-2, effective February 5, 2004. Exhibit 10.12 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.18+	Restated 1993 Incentive Stock Plan effective February 5, 2004. Exhibit 10.13 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.19+	Amended and Restated 1994 Incentive Stock Plan. Exhibit 10.1 to Allied’s Quarterly Report on Form 10-Q dated May 31, 1996 is incorporated herein by reference.

10.20+	First Amendment to the Amended and Restated 1994 Incentive Stock Plan dated January 1, 1998. Exhibit 4.44 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002 is incorporated herein by reference.

10.21+	Second Amendment to the 1994 Incentive Stock Plan dated December 12, 2002. Exhibit 10.46 to Allied’s Annual Report on Form 10-K dated March 26, 2003 is incorporated herein by reference.

10.22+	Amendment to the 1994 Incentive Stock Plan — 2004-1, effective February 5, 2004. Exhibit 10.14 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.23+	Amendment to the 1994 Incentive Stock Plan — 2004-2, effective February 5, 2004. Exhibit 10.15 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.24+	Restated 1994 Incentive Stock Plan effective February 5, 2004. Exhibit 10.16 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.25+	Amended and Restated 1991 Incentive Stock Plan. Exhibit 3 to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 18, 2001 is incorporated herein by reference.

10.26+	First Amendment to the 1991 Incentive Stock Plan dated August 8, 2001. Exhibit 4.14 to Allied’s Form 10-K for the year ended December 31, 2001 is incorporated herein by reference.

10.27+	Second Amendment to Restated 1991 Incentive Stock Plan dated December 12, 2002. Exhibit 10.49 to Allied’s Annual Report on Form 10-K dated March 26, 2003 is incorporated herein by reference.

10.28+	Third Amendment to the 1991 Incentive Stock Plan effective February 5, 2004. Exhibit 10.6 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.29+	Fourth Amendment to the 1991 Incentive Stock Plan effective February 5, 2004. Exhibit 10.7 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.30+	Amended and Restated 1991 Incentive Stock Plan effective February 5, 2004. Exhibit 10.8 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.31+	First Amendment to the Amended and Restated 1991 Incentive Stock Plan (As Amended and Restated effective February 5, 2004). Exhibit 10.03 to Allied’s Report on Form 8-K dated December 10, 2004 is incorporated herein by reference.

10.32+	Form of Nonqualified Stock Option Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.01 to Allied’s Report on Form 8-K dated December 10, 2004 is incorporated herein by reference.

10.33+	Form of Performance-Accelerated Restricted Stock Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.62 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.34+	Form of the First Amendment to the Performance-Accelerated Restricted Stock Agreement, dated January 1, 2002, under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.63 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.35+	Form of the Second Amendment to the Performance-Accelerated Restricted Stock Agreement, dated July 1, 2004, under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.64 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.36+	Form of Amendment dated December 30, 2005, to Performance-Accelerated Restricted Stock Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.99 to Allied’s Annual Report on Form 10-K dated December 31, 2005 is incorporated herein by reference.

10.37+	Form of Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.02 to Allied’s Report on Form 8-K dated December 10, 2004 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.38+	Form of Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.65 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.39+	Form of the Amendment to the Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.66 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.40+	Form of Amendment dated December 30, 2005, to Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.100 to Allied’s Form 10-K for the year ended December 31, 2005 is incorporated herein by reference.

10.41+	Form of Nonqualified Stock Option Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated December 30, 2005 is incorporated herein by reference.

10.42+	Form of Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.02 to Allied’s Current Report on Form 8-K dated December 30, 2005 is incorporated herein by reference.

10.43+	Form of Nonqualified Stock Option Agreement under the Amended and Restated 1991 Incentive Stock Option Plan. Exhibit 10.01 to Allied’s Report on Form 8-K dated December 10, 2004 is incorporated herein by reference.

10.44+	2006 Incentive Stock Plan. Exhibit 10.2 to Allied’s Form 10-Q for the quarter ended June 30, 2006 is incorporated herein by reference.

10.45+	First Amendment to the Allied Waste Industries, Inc., 2006 Incentive Stock Plan dated July 27, 2006. Exhibit 10.1 to Allied’s Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.46+	Amended and Restated Allied Waste Industries, Inc., 2006 Incentive Stock Plan dated July 27, 2006. Exhibit 10.2 to Allied’s Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.47+	First Amendment to the Amended and Restated Allied Waste Industries, Inc., 2006 Incentive Stock Plan dated July 27, 2006.

10.48+	Form of Nonqualified Stock Option Agreement under the 2006 Incentive Stock Plan. Exhibit 10.3 to Allied’s Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.49+	Form of Restricted Stock Agreement under the 2006 Incentive Stock Plan. Exhibit 10.4 to Allied’s Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.50+	Form of Restricted Stock Units Agreement under the 2006 Incentive Stock Plan. Exhibit 10.5 to Allied’s Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.51+	2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.7 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005 is incorporated herein by reference.

10.52+	First Amendment to the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.02 to Allied’s Current Report on Form 8-K dated February 9, 2006 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.53+	Form of Restricted Stock Agreement under the 2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.54+	Form of Restricted Stock Units Agreement under the 2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.3 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.55+	Form of Stock Option Agreement under the 2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.4 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.56+	Form of Restricted Stock Units Agreement under the 2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.03 to Allied’s Current Report on Form 8-K dated December 30, 2005 is incorporated herein by reference.

10.57+	Executive Deferred Compensation Plan effective February 5, 2004. Exhibit 10.9 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.58+	2005 Executive Deferred Compensation Plan, effective December 1, 2004. Exhibit 10.71 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.59+	Amendment dated December 29, 2005, to the Executive Deferred Compensation Plan and 2005 Executive Deferred Compensation Plan. Exhibit 10.98 to Allied’s Annual Report on Form 10-K dated December 31, 2005 is incorporated herein by reference.

10.60+	Supplemental Executive Retirement Plan effective August 1, 2003. Exhibit 10.10 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.61+	Allied Waste Industries, Inc. Supplemental Executive Retirement Plan, Restated Effective January 1, 2006. Exhibit 10.03 to Allied’s Current Report on Form 8-K dated February 9, 2006 is incorporated herein by reference.

10.62+	Amended and Restated Schedule A, dated November 1, 2006, to the Supplemental Executive Retirement Plan.

10.63+	Long-Term Incentive Plan effective January 1, 2004. Exhibit 10.5 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.64+	First Amendment to Allied Waste Industries, Inc. Long-Term Incentive Plan. Exhibit 10.9 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.65+	Form of Award Letter under Allied Waste Industries, Inc. Long-Term Incentive Plan. Exhibit 10.10 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.66+	2005 Senior Management Incentive Plan. Exhibit 10.5 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.67+	Form of Participation Letter under 2005 Senior Management Incentive Plan. Exhibit 10.6 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.68+	Summary of Individual Performance Goals under Senior Management Incentive Plan, as approved on August 1, 2005. Exhibit 10.11 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005 is incorporated herein by reference.

10.69+	2005 Transition Plan for Senior and Key Management Employees. Exhibit 10.7 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.70+	Form of Participation Letter under 2005 Transition Plan for Senior and Key Management Employees. Exhibit 10.8 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.71+	2006 Executive Incentive Compensation Plan. Exhibit 10.10 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2006 is incorporated herein by reference.

10.72+	2006 Senior Management Incentive Plan. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated February 9, 2006 is incorporated herein by reference.

10.73+	Indemnification Agreement — Employees (Specimen Agreement). Exhibit 10.18 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.74+	Indemnification Agreement — Employees (List of Covered Persons).

10.75+	Indemnification Agreement — Non-Employee Directors (Specimen Agreement). Exhibit 10.19 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.76+	Indemnification Agreement — Non-Employee Directors (List of Covered Persons).

10.77+	Executive Employment Agreement between the Company and James E. Gray, effective January 3, 2001.

10.78+	Executive Employment Agreement between the Company and Donald W. Slager effective January 1, 2004. Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.79+	Executive Employment Agreement between the Company and Peter S. Hathaway effective January 1, 2004. Exhibit 10.3 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.80+	Executive Employment Agreement between the Company and Steven M. Helm effective January 1, 2004. Exhibit 10.4 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.81+	Separation Agreement and Release between the Company and Steven M. Helm effective August 31, 2006. Exhibit 10.7 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.82+	Executive Employment Agreement for Donald A. Swierenga. Exhibit 10.12 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.83+	Executive Employment Agreement between the Company and John J. Zillmer, dated May 27, 2005. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated May 27, 2005 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.84+	Option Agreement between the Company and John J. Zillmer, dated May 27, 2005. Exhibit 10.02 to Allied’s Current Report on Form 8-K dated May 27, 2005 is incorporated herein by reference.

10.85+	Restricted Stock Agreement between the Company and John J. Zillmer, dated May 27, 2005. Exhibit 10.03 to Allied’s Current Report on Form 8-K dated May 27, 2005 is incorporated herein by reference.

10.86+	Summary of Performance Goals Under Restricted Stock Agreement between the Company and John J. Zillmer. Exhibit 10.12 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005 is incorporated herein by reference.

10.87+	Indemnity Agreement between the Company and John J. Zillmer, dated May 27, 2005. Exhibit 10.04 to Allied’s Current Report on Form 8-K dated May 27, 2005 is incorporated herein by reference.

10.88+	Summary of terms of interim housing arrangements, as approved on August 1, 2005, between the Company and John J. Zillmer. Exhibit 10.10 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005 is incorporated herein by reference.

10.89+	Summary of Compensatory Elements of Amended and Restated Airplane Policy dated August 1, 2005. Exhibit 10.13 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005 is incorporated herein by reference.

10.90+	Executive Employment Agreement between the Company and John S. Quinn effective November 30, 2001. Exhibit 10.8 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.91	Amended and Restated Collateral Trust Agreement, dated April 29, 2003, among Allied NA, certain of its subsidiaries, and JPMorgan Chase Bank, as Collateral Trustee. Exhibit 10.14 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.92	Amended and Restated Shared Collateral Pledge Agreement, dated April 29, 2003, among Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Trustee. Exhibit 10.13 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.93	Amended and Restated Shared Collateral Security Agreement, dated April 29, 2003, among Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Trustee. Exhibit 10.12 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.94	Amended and Restated Non-Shared Collateral Security Agreement, dated April 29, 2003, among Allied, Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Agent. Exhibit 10.10 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.95	Amended and Restated Non-Shared Collateral Pledge Agreement, dated April 29, 2003, among Allied, Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Agent. Exhibit 10.11 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.96	Credit Agreement dated as of July 21, 1999, as amended and restated as of March 21, 2005. Exhibit 10.11 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.97	Amendment dated as of November 14, 2005, to the Credit Agreement dated as of July 21, 1999 as amended and restated as of March 21, 2005, among Allied Waste Industries, Inc., Allied Waste North America, Inc.; the lenders part thereto; and JPMorgan Chase Bank, N.A., as administrative agent. Exhibit 10.101 to Allied’s Annual Report on Form 10-K dated December 31, 2005 is incorporated herein by reference.

10.98	Second amendment dated as of March 30, 2006, to the Credit Agreement dated as of July 21, 1999, as amended and restated as of March 21, 2005, among Allied Waste Industries, Inc., Allied Waste North America, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders and as Collateral Trustee for the Shared Collateral Secured Parties. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2006 is incorporated herein by reference.

10.99	Third amendment dated as of July 26, 2006, to the Credit Agreement dated as of July 21, 1999, as amended and restated as of March 21, 2005, among Allied Waste Industries, Inc., Allied Waste North America, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders and as collateral trustee for the Shared Collateral Secured Parties. Exhibit 10.6 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.100	Exchange Agreement, dated July 31, 2003, by and among Allied Waste Industries, Inc., and the Parties Listed on Schedule I thereto. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated August 6, 2003 is incorporated by reference.

10.101	Receivables Sale Agreement, dated as of March 7, 2003, among Allied Waste North America, Inc, as originators and Allied Receivables Funding Incorporated as buyer. Exhibit 10.67 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.102	Credit and Security Agreement, dated as of March 7, 2003, among Allied Receivables Funding Incorporated as borrower, Allied Waste North America, Inc. as servicer, Blue Ridge Asset Funding Corporation as a lender, Wachovia Bank, National Association as a lender group agent and Wachovia Bank, National Association as agent. Exhibit 10.68 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.103	Sixth Amendment to Receivables Sale Agreement, effective September 30, 2004. Exhibit 10.69 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.104	Eighth Amendment to the Receivables Sale Agreement, dated May 31, 2005 among Allied Waste North America, Inc., as originators and Allied Receivables Funding Incorporated as buyer. Exhibit 10.53 to Allied’s Registration Statement on Form S-4 (No. 333-126239) is incorporated herein by reference.

10.105	Participation Agreement between the Company and CoreTrust Purchasing Group LLC, the exclusive agent, for the purchase by the Company of certain goods and services effective July 1, 2006. Exhibit 10.4 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2006 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.106	Amended and Restated Credit and Security Agreement Dated as of May 30, 2006 among Allied Receivables Funding Incorporated as borrower, Allied Waste North America, Inc., as servicer, Variable Funding Capital Company LLC, as a lender, Wachovia Bank National Association, as agent, liquidity bank and lender group agent, Atlantic Asset Securitization Corp., as a lender and Calyon New York Branch, as Atlantic group agent and as Atlantic liquidity bank.

10.107+	Amended and restated Executive Employment Agreement between the Company and John J. Zillmer dated March 20, 2007. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2007 is incorporated herein by reference.

10.108+	Amended and restated Executive Employment Agreement between the Company and Donald W. Slager dated March 20, 2007. Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2007 is incorporated herein by reference.

10.109+	Amended and restated Executive Employment Agreement between the Company and Peter S. Hathaway dated March 20, 2007. Exhibit 10.3 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2007 is incorporated herein by reference.

10.110+	Amended and restated Executive Employment Agreement between the Company and Edward A. Evans dated March 20, 2007. Exhibit 10.4 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2007 is incorporated herein by reference.

10.111+	Amended and restated Executive Employment Agreement between the Company and Timothy R. Donovan dated February 28, 2007. Exhibit 10.5 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2007 is incorporated herein by reference.

10.112+	2007 Senior Management Incentive Plan effective January 1, 2007. Exhibit 10.6 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2007 is incorporated herein by reference.

10.113	Loan agreement between Allied Waste North America, Inc. and Mission Economic Development Corporation for Series 2007A Solid Waste Disposal Revenue Bonds dated April 1, 2007. Exhibit 10.7 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2007 is incorporated herein by reference.

10.114	Underwriting Agreement, dated February 26, 2007, among Allied Waste Industries, Inc., Allied Waste North America, Inc., the guarantors party thereto and UBS Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., Banc of America Securities LLC, Deutsche Bank Securities, Inc., Wachovia Capital Markets, LLC, BNP Paribas Securities Corp., Calyon Securities (USA) Inc., and Scotia Capital (USA) Inc. Exhibit 1.1 to Allied’s Current Report on Form 8-K dated February 27, 2007 is incorporated herein by reference.

10.115	Eighteenth Supplemental Indenture governing the 6.875% Senior Notes due 2017, dated March 12, 2007, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated March 13, 2007 is incorporated herein by reference.

10.116	Supplemental Indenture to the Eighth Supplemental Indenture governing the 8.50% Senior Notes due 2008, dated March 12, 2007, by and among Allied Waste North America, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee. Exhibit 1.02 to Allied’s Current Report on Form 8-K dated March 13, 2007 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.117	Fourth Amendment dated as of March 28, 2007, to the Credit Agreement dated as of July 21, 1999, as amended and restated as of March 21, 2005, among Allied Waste Industries, Inc., Allied Waste North America, Inc., the lenders party thereto (the Lenders), and JP Morgan Chase Bank, N.A. as administrative agent and collateral agent for the Lenders and as collateral trustee for the Shared Collateral Secured Parties. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated March 30, 2007 is incorporated herein by reference.

10.118	Fourteenth Amendment to Receivables Sale Agreement, dated as of May 29, 2007, among Allied Waste North America, Inc, as originators and Allied Receivables Funding Incorporated as buyer. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2007 is incorporated herein by reference.

10.119	Third Amendment to Amended and Restated Credit and Security Agreement, dated as of May 29, 2007, among Allied Receivables Funding Incorporated as borrower, Allied Waste North America, Inc. as servicer, Variable Funding Capital Company LLC, as a lender, Wachovia Bank, National Association as agent, liquidity bank and lender group agent, Atlantic Asset Securitization LLC, as a lender and Calyon New York Branch, as Atlantic group agent and as Atlantic liquidity bank. Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2007 is incorporated herein by reference.

10.120+	Form of Restricted Stock Units Agreement under the 2006 Incentive Stock Plan for conversion match restricted stock units awarded under the 2007 Senior Management Incentive Plan and the 2007 Management Incentive Plan. Exhibit 10.3 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2007 is incorporated herein by reference.

10.121+	Form of Restricted Stock Units Agreement under the 2006 Incentive Stock Plan for conversion restricted stock units awarded under the 2007 Senior Management Incentive Plan and the 2007 Management Incentive Plan. Exhibit 10.4 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2007 is incorporated herein by reference.

10.122*+	Amended and Restated Allied Waste Industries, Inc., 2006 Incentive Stock Plan effective October 24, 2007.

10.123*+	Amended and Restated Allied Waste Industries, Inc., 2005 Non-Employee Director Equity Compensation Plan effective January 1, 2008.

10.124*+	First Amendment to the Amended and Restated 1993 Incentive Stock Plan (As Amended and Restated effective February 5, 2004) effective January 1, 2008.

10.125*+	First Amendment to the Amended and Restated 1994 Incentive Stock Plan (As Amended and Restated effective February 5, 2004) effective January 1, 2008.

10.126*+	Amended and Restated Allied Waste Industries, Inc., 2005 Executive Deferred Compensation Plan, effective January 1, 2008.

10.127*	Sixteenth Amendment to Receivables Sale Agreement, dated as of October 30, 2007, among Allied Waste North America, Inc, as originators and Allied Receivables Funding Incorporated as buyer.

10.128*	Fifth Amendment to Amended and Restated Credit and Security Agreement, dated as of October 30, 2007, among Allied Receivables Funding Incorporated as borrower, Allied Waste North America, Inc. as servicer, Variable Funding Capital Company LLC, as a lender, Wachovia Bank, National Association as agent, liquidity bank and lender group agent, Atlantic Asset Securitization LLC, as a lender and Calyon New York Branch, as Atlantic group agent and as Atlantic liquidity bank.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

12.1*	Ratio of earnings to fixed charges and preferred stock dividends.

14*	Allied Waste Industries Code of Ethics.

21*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Section 302 Certifications of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer.

31.2*	Section 302 Certifications of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

*	Filed herewith
+	Indicates a management or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIED WASTE INDUSTRIES, INC.
Date: February 20, 2008	By:	/s/ Peter S. Hathaway
Peter S. Hathaway
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John J. Zillmer John J. Zillmer	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	02/20/08

/s/ Peter S. Hathaway Peter S. Hathaway	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	02/20/08

/s/ Denise R. Danner Denise R. Danner	Senior Vice President, Controller, and Chief Accounting Officer (Principal Accounting Officer)	02/20/08

/s/ Robert Agate Robert Agate	Director	02/20/08

/s/ Charles H. Cotros Charles H. Cotros	Director	02/20/08

/s/ James W. Crownover James W. Crownover	Director	02/20/08

/s/ William J. Flynn William J. Flynn	Director	02/20/08

/s/ David I. Foley David I. Foley	Director	02/20/08

/s/ Nolan Lehmann Nolan Lehmann	Director	02/20/08

/s/ Leon J. Level Leon J. Level	Director	02/20/08

/s/ James A. Quella James A. Quella	Director	02/20/08

/s/ John M. Trani John M. Trani	Director	02/20/08

ALLIED WASTE INDUSTRIES, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

1.1	Underwriting Agreement dated November 16, 2006, among Allied Waste Industries, Inc., the selling stockholders listed on Schedule B thereto, and UBS Securities LLC. Exhibit 1.1 to Allied’s Report on Form 8-K dated November 22, 2006, is incorporated by reference herein.

1.2	Underwriting Agreement dated May 7, 2007 among Allied Waste Industries, Inc., the selling stockholders listed on Schedule B thereto and Goldman, Sachs & Company. Exhibit 1.1 to Allied’s Report on Form 8-K dated May 10, 2007, is incorporated by reference herein.

1.3	Letter Agreement dated May 9, 2007 among Allied Waste Industries, Inc., the selling stockholders named therein and Goldman, Sachs & Company. Exhibit 1.2 to Allied’s Report on Form 8-K dated May 10, 2007, is incorporated by reference herein.

2.1	Amended and Restated Agreement and Plan of Reorganization between Allied Waste Industries, Inc. and Rabanco Acquisition Company, Rabanco Acquisition Company Two, Rabanco Acquisition Company Three, Rabanco Acquisition Company Four, Rabanco Acquisition Company Five, Rabanco Acquisition Company Six, Rabanco Acquisition Company Seven, Rabanco Acquisition Company Eight, Rabanco Acquisition Company Nine, Rabanco Acquisition Company Ten, Rabanco Acquisition Company Eleven, and Rabanco Acquisition Company Twelve. Exhibit 2.4 to Allied’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.

2.2	Agreement and Plan of Merger dated as of August 10, 1998 by and among Allied Waste Industries, Inc., AWIN II Acquisition Corporation and American Disposal Services, Inc. Exhibit 2 to Allied’s Report on Form 8-K filed August 21, 1998 is incorporated herein by reference.

2.3	Agreement and Plan of Merger dated as of March 7, 1999 by and among Allied Waste Industries, Inc., AWIN I Acquisition Corporation and Browning-Ferris Industries, Inc. Exhibit 2 to Allied’s Report on Form 8-K filed March 16, 1999 is incorporated herein by reference.

3.1	Amended Certificate of Incorporation of Allied. Exhibit 3.1 to the Company’s Report on Form 10-K/A for the fiscal year ended December 31, 1996 is incorporated herein by reference.

3.1(i)	Amendment to Amended Certificate of Incorporation of Allied dated October 15, 1998. Exhibit 3.4 to the Company’s Report on Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.

3.1(ii)	Certificate of Amendment of Restated Certificate of Incorporation of Allied dated January 23, 2003. Exhibit 3.1(ii) to the Company’s Report on Form 10-K for the year ended December 31, 2002 is incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Company as of December 11, 2007. Exhibit 3.1 to Allied’s Report on Form 8-K filed December 17, 2007 is incorporated herein by reference.

3.3	Form of Certificate of Designations of Series D Senior Mandatory Convertible Preferred Stock of Allied Waste Industries, Inc. Exhibit 2 to Allied Waste Industries, Inc.’s Report on Form 8-A dated March 3, 2005 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

4.1	Restated Indenture relating to debt issued by Browning-Ferris Industries, Inc., dated September 1, 1991, among BFI and First City, Texas-Houston, National Association, as Trustee. Exhibit 4.22 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.2	First Supplemental Indenture relating to the debt issued by Browning-Ferris Industries, Inc., dated July 30, 1999, among Allied, Allied NA, Browning-Ferris Industries, Inc. and Chase Bank of Texas, National Association, as Trustee. Exhibit 4.23 to Allied’s Registration Statement on Form S-4 (No. 333-61744) is incorporated herein by reference.

4.3	Registration Rights Agreement, dated as of November 10, 2003, by and among the Company, the Guarantors and the initial purchasers, relating to $350 million aggregate principal amount of 6-1/2% Senior Notes due 2010. Exhibit 10.4 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference.

4.4	Senior Indenture relating to the 1998 Senior Notes dated as of December 23, 1998, by and among Allied NA and U.S. Bank Trust National Association, as Trustee, with respect to the 1998 Senior Notes and Exchange Notes. Exhibit 4.1 to Allied’s Registration Statement on Form S-4 (No. 333-70709) is incorporated herein by reference.

4.5	Eleventh Supplemental Indenture relating to the 6 1/2% Senior Notes due 2010, dated November 10, 2003, among Allied NA, certain guarantors signatory thereto, and U.S. Bank National Association as Trustee. Exhibit 10.5 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2003 is incorporated herein by reference.

4.6	Twelfth Supplemental Indenture governing the 5 3/4% Series A Senior Notes due 2011, dated January 27, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.58 to Allied Report on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

4.7	Thirteenth Supplemental Indenture governing the 6 1/8% Series A Senior Notes due 2014, dated January 27, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.59 to Allied Report on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

4.8	Second Amended and Restated Registration Rights Agreement, dated as of December 18, 2003, between Allied and the purchasers of the Series A Convertible Preferred Stock and related parties. Exhibit 10.60 to Allied Report on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

4.9	Third Amended and Restated Shareholders Agreement, dated as of December 18, 2003, between Allied and the purchasers of the Series A Senior Convertible Preferred Stock and related parties. Exhibit 10.61 to Allied’s Report on Form 10-K for the year ended December 31, 2003 is incorporated herein by reference.

4.10	Registration Rights Agreement, dated as of April 20, 2004, by and among the Company, the Guarantors and the initial purchasers, relating to $275 million aggregate principal amount of 6 3/8% Senior Notes due 2011. Exhibit 10.20 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

4.11	Registration Rights Agreement, dated as of April 20, 2004, by and among the Company, the Guarantors and the initial purchasers, relating to $400 million aggregate principal amount of 7 3/8% Senior Notes due 2014. Exhibit 10.21 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004, is incorporated herein by reference.

4.12	Fourteenth Supplemental Indenture governing the 7 3/8% Series A Senior Notes due 2014, dated April 20, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.22 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

4.13	Fifteenth Supplemental Indenture governing the 6 3/8% Series A Senior Notes due 2011, dated April 20, 2004, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.23 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

4.14	Indenture, dated as of April 20, 2004, among Allied Waste Industries, Inc., and U.S. Bank Trust National Association, as Trustee, regarding the 4 1/4% Senior Subordinated Convertible Debentures due 2034 of Allied Waste Industries, Inc. Exhibit 10.24 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

4.15	Tenth Supplemental Indenture governing the 7 7/8% Senior Notes due 2013, dated April 9, 2003, among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and U.S. Bank National Association as Trustee. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated April 10, 2003 is incorporated by reference.

4.16	First Supplemental Indenture, dated as of December 31, 2004, between Browning-Ferris Industries, Inc., BBCO, and JP Morgan Chase Bank, National Association as trustee. Exhibit 4.33 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

4.17	Sixteenth Supplemental Indenture, dated as of March 9, 2005, among the Registrant, Allied Waste North America, Inc., and U.S. Bank National Association, to the Indenture dated as of December 23, 1998 concerning the issuance of Senior Notes due 2015. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated March 10, 2005 is incorporated herein by reference.

4.18	Registration Rights Agreement, dated as of March 9, 2005, among the Registrant, Allied Waste North America, Inc., J.P. Morgan Securities Inc., UBS Securities LLC, Credit Suisse First Boston LLC, Wachovia Capital Markets, LLC, Banc of America Securities LLC, BNP Paribas Securities Corp., Calyon Securities (USA) and Scotia Capital (USA) Inc. concerning the registration of the 7 1/4% Senior Notes due 2015. Exhibit 1.02 to Allied’s Current Report on Form 8-K dated March 10, 2005 is incorporated herein by reference.

4.19	Seventeenth Supplemental Indenture governing the 7 1/8% Senior Notes due 2016, dated May 17, 2006, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated May 17, 2006 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

4.20	Registration Rights Agreement, dated as of May 17, 2006, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto, and the initial purchasers of the 7 1/8% Senior Notes due 2016. Exhibit 1.02 to Allied’s Current Report on Form 8-K dated May 17, 2006 is incorporated herein by reference.

4.21	Form of First Amendment, dated as of December 28, 2006, to the Third Amended and Restated Shareholders Agreement, dated as of December 18, 2003. Exhibit 10.1 to Allied’s Current Report on Form 8-K dated January 3, 2007 is incorporated herein by reference.

4.22	Form of First Amendment, dated as of December 28, 2006, to the Second Amended and Restated Registration Rights Agreement, dated as of December 18, 2003. Exhibit 10.2 to Allied’s Current Report on Form 8-K dated January 3, 2007 is incorporated herein by reference.

10.1	Securities Purchase Agreement dated April 21, 1997 between Apollo Investment Fund III, L.P., Apollo Overseas Partners III, L.P., and Apollo (U.K.) Partners III, L.P.; Blackstone Capital Partners II Merchant Banking Fund L.P., Blackstone Offshore Capital Partners II L.P. and Blackstone Family Investment Partnership II L.P.; Laidlaw Inc. and Laidlaw Transportation, Inc.; and Allied Waste Industries, Inc. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

10.2+	1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit B to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 28, 1994 is incorporated herein by reference.

10.3+	First Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan. Exhibit 10.2 to Allied’s Quarterly Report on Form 10-Q dated August 10, 1995 is incorporated herein by reference.

10.4+	Second Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan of Allied. Exhibit A to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 25, 1995 is incorporated herein by reference.

10.5+	Third Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan dated January 1, 1998. Exhibit 4.41 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002 is incorporated herein by reference.

10.6+	Fourth Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan dated January 1, 1998. Exhibit 4.42 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002 is incorporated herein by reference.

10.7+	Fifth Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan dated May 26, 1999. Exhibit 4.43 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002 is incorporated herein by reference.

10.8+	Sixth Amendment to the 1994 Amended and Restated Non-Employee Director Stock Option Plan, dated April 3, 2002. Exhibit 1 to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 12, 2002 is incorporated herein by reference.

10.9+	Restated 1994 Non-Employee Director Stock Option Plan, dated April 3, 2002. Exhibit 2 to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 12, 2002 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.10+	Restated 1994 Non-Employee Director Stock Plan effective February 5, 2004. Exhibit 10.17 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.11+	Form of Nonqualified Stock Option Agreement under the Restated 1994 Non-Employee Director Stock Option Plan. Exhibit 10.61 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.12+	1993 Incentive Stock Plan of Allied. Exhibit 10.3 to Allied’s Registration Statement on Form S-1 (No. 33-73110) is incorporated herein by reference.

10.13+	Amendment to the 1993 Incentive Stock Plan dated January 1, 1998. Exhibit 4.45 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002 is incorporated herein by reference.

10.14+	Amendment to the Allied Waste Industries, Inc. 1993 Incentive Stock Plan dated June 20, 2000. Exhibit 4.46 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002 is incorporated herein by reference.

10.15+	Amendment to the 1993 Incentive Stock Plan dated December 12, 2002. Exhibit 10.44 to Allied’s Annual Report on Form 10-K, dated March 26, 2003 is incorporated herein by reference.

10.16+	Amendment to the 1993 Incentive Stock Plan — 2004-1, effective February 5, 2004. Exhibit 10.11 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.17+	Amendment to the 1993 Incentive Stock Plan — 2004-2, effective February 5, 2004. Exhibit 10.12 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.18+	Restated 1993 Incentive Stock Plan effective February 5, 2004. Exhibit 10.13 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.19+	Amended and Restated 1994 Incentive Stock Plan. Exhibit 10.1 to Allied’s Quarterly Report on Form 10-Q dated May 31, 1996 is incorporated herein by reference.

10.20+	First Amendment to the Amended and Restated 1994 Incentive Stock Plan dated January 1, 1998. Exhibit 4.44 to Allied’s Quarterly Report on Form 10-Q dated May 15, 2002 is incorporated herein by reference.

10.21+	Second Amendment to the 1994 Incentive Stock Plan dated December 12, 2002. Exhibit 10.46 to Allied’s Annual Report on Form 10-K dated March 26, 2003 is incorporated herein by reference.

10.22+	Amendment to the 1994 Incentive Stock Plan — 2004-1, effective February 5, 2004. Exhibit 10.14 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.23+	Amendment to the 1994 Incentive Stock Plan — 2004-2, effective February 5, 2004. Exhibit 10.15 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.24+	Restated 1994 Incentive Stock Plan effective February 5, 2004. Exhibit 10.16 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.25+	Amended and Restated 1991 Incentive Stock Plan. Exhibit 3 to Allied’s Definitive Proxy Statement in accordance with Schedule 14A dated April 18, 2001 is incorporated herein by reference.

10.26+	First Amendment to the 1991 Incentive Stock Plan dated August 8, 2001. Exhibit 4.14 to Allied’s Form 10-K for the year ended December 31, 2001 is incorporated herein by reference.

10.27+	Second Amendment to Restated 1991 Incentive Stock Plan dated December 12, 2002. Exhibit 10.49 to Allied’s Annual Report on Form 10-K dated March 26, 2003 is incorporated herein by reference.

10.28+	Third Amendment to the 1991 Incentive Stock Plan effective February 5, 2004. Exhibit 10.6 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.29+	Fourth Amendment to the 1991 Incentive Stock Plan effective February 5, 2004. Exhibit 10.7 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.30+	Amended and Restated 1991 Incentive Stock Plan effective February 5, 2004. Exhibit 10.8 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.31+	First Amendment to the Amended and Restated 1991 Incentive Stock Plan (As Amended and Restated effective February 5, 2004). Exhibit 10.03 to Allied’s Report on Form 8-K dated December 10, 2004 is incorporated herein by reference.

10.32+	Form of Nonqualified Stock Option Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.01 to Allied’s Report on Form 8-K dated December 10, 2004 is incorporated herein by reference.

10.33+	Form of Performance-Accelerated Restricted Stock Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.62 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.34+	Form of the First Amendment to the Performance-Accelerated Restricted Stock Agreement, dated January 1, 2002, under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.63 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.35+	Form of the Second Amendment to the Performance-Accelerated Restricted Stock Agreement, dated July 1, 2004, under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.64 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.36+	Form of Amendment dated December 30, 2005, to Performance-Accelerated Restricted Stock Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.99 to Allied’s Annual Report on Form 10-K dated December 31, 2005 is incorporated herein by reference.

10.37+	Form of Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.02 to Allied’s Report on Form 8-K dated December 10, 2004 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.38+	Form of Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.65 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.39+	Form of the Amendment to the Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.66 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.40+	Form of Amendment dated December 30, 2005, to Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.100 to Allied’s Form 10-K for the year ended December 31, 2005 is incorporated herein by reference.

10.41+	Form of Nonqualified Stock Option Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated December 30, 2005 is incorporated herein by reference.

10.42+	Form of Restricted Stock Units Agreement under the Amended and Restated 1991 Incentive Stock Plan. Exhibit 10.02 to Allied’s Current Report on Form 8-K dated December 30, 2005 is incorporated herein by reference.

10.43+	Form of Nonqualified Stock Option Agreement under the Amended and Restated 1991 Incentive Stock Option Plan. Exhibit 10.01 to Allied’s Report on Form 8-K dated December 10, 2004 is incorporated herein by reference.

10.44+	2006 Incentive Stock Plan. Exhibit 10.2 to Allied’s Form 10-Q for the quarter ended June 30, 2006 is incorporated herein by reference.

10.45+	First Amendment to the Allied Waste Industries, Inc., 2006 Incentive Stock Plan dated July 27, 2006. Exhibit 10.1 to Allied’s Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.46+	Amended and Restated Allied Waste Industries, Inc., 2006 Incentive Stock Plan dated July 27, 2006. Exhibit 10.2 to Allied’s Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.47+	First Amendment to the Amended and Restated Allied Waste Industries, Inc., 2006 Incentive Stock Plan dated July 27, 2006.

10.48+	Form of Nonqualified Stock Option Agreement under the 2006 Incentive Stock Plan. Exhibit 10.3 to Allied’s Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.49+	Form of Restricted Stock Agreement under the 2006 Incentive Stock Plan. Exhibit 10.4 to Allied’s Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.50+	Form of Restricted Stock Units Agreement under the 2006 Incentive Stock Plan. Exhibit 10.5 to Allied’s Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.51+	2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.7 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005 is incorporated herein by reference.

10.52+	First Amendment to the Allied Waste Industries, Inc. 2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.02 to Allied’s Current Report on Form 8-K dated February 9, 2006 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.53+	Form of Restricted Stock Agreement under the 2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.54+	Form of Restricted Stock Units Agreement under the 2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.3 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.55+	Form of Stock Option Agreement under the 2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.4 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.56+	Form of Restricted Stock Units Agreement under the 2005 Non-Employee Director Equity Compensation Plan. Exhibit 10.03 to Allied’s Current Report on Form 8-K dated December 30, 2005 is incorporated herein by reference.

10.57+	Executive Deferred Compensation Plan effective February 5, 2004. Exhibit 10.9 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.58+	2005 Executive Deferred Compensation Plan, effective December 1, 2004. Exhibit 10.71 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.59+	Amendment dated December 29, 2005, to the Executive Deferred Compensation Plan and 2005 Executive Deferred Compensation Plan. Exhibit 10.98 to Allied’s Annual Report on Form 10-K dated December 31, 2005 is incorporated herein by reference.

10.60+	Supplemental Executive Retirement Plan effective August 1, 2003. Exhibit 10.10 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.61+	Allied Waste Industries, Inc. Supplemental Executive Retirement Plan, Restated Effective January 1, 2006. Exhibit 10.03 to Allied’s Current Report on Form 8-K dated February 9, 2006 is incorporated herein by reference.

10.62+	Amended and Restated Schedule A, dated November 1, 2006, to the Supplemental Executive Retirement Plan.

10.63+	Long-Term Incentive Plan effective January 1, 2004. Exhibit 10.5 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.64+	First Amendment to Allied Waste Industries, Inc. Long-Term Incentive Plan. Exhibit 10.9 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.65+	Form of Award Letter under Allied Waste Industries, Inc. Long-Term Incentive Plan. Exhibit 10.10 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.66+	2005 Senior Management Incentive Plan. Exhibit 10.5 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.67+	Form of Participation Letter under 2005 Senior Management Incentive Plan. Exhibit 10.6 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.68+	Summary of Individual Performance Goals under Senior Management Incentive Plan, as approved on August 1, 2005. Exhibit 10.11 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005 is incorporated herein by reference.

10.69+	2005 Transition Plan for Senior and Key Management Employees. Exhibit 10.7 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.70+	Form of Participation Letter under 2005 Transition Plan for Senior and Key Management Employees. Exhibit 10.8 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.71+	2006 Executive Incentive Compensation Plan. Exhibit 10.10 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2006 is incorporated herein by reference.

10.72+	2006 Senior Management Incentive Plan. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated February 9, 2006 is incorporated herein by reference.

10.73+	Indemnification Agreement — Employees (Specimen Agreement). Exhibit 10.18 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.74+	Indemnification Agreement — Employees (List of Covered Persons).

10.75+	Indemnification Agreement — Non-Employee Directors (Specimen Agreement). Exhibit 10.19 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.76+	Indemnification Agreement — Non-Employee Directors (List of Covered Persons).

10.77+	Executive Employment Agreement between the Company and James E. Gray, effective January 3, 2001.

10.78+	Executive Employment Agreement between the Company and Donald W. Slager effective January 1, 2004. Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.79+	Executive Employment Agreement between the Company and Peter S. Hathaway effective January 1, 2004. Exhibit 10.3 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.80+	Executive Employment Agreement between the Company and Steven M. Helm effective January 1, 2004. Exhibit 10.4 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2004 is incorporated herein by reference.

10.81+	Separation Agreement and Release between the Company and Steven M. Helm effective August 31, 2006. Exhibit 10.7 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.82+	Executive Employment Agreement for Donald A. Swierenga. Exhibit 10.12 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

10.83+	Executive Employment Agreement between the Company and John J. Zillmer, dated May 27, 2005. Exhibit 10.01 to Allied’s Current Report on Form 8-K dated May 27, 2005 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.84+	Option Agreement between the Company and John J. Zillmer, dated May 27, 2005. Exhibit 10.02 to Allied’s Current Report on Form 8-K dated May 27, 2005 is incorporated herein by reference.

10.85+	Restricted Stock Agreement between the Company and John J. Zillmer, dated May 27, 2005. Exhibit 10.03 to Allied’s Current Report on Form 8-K dated May 27, 2005 is incorporated herein by reference.

10.86 +	Summary of Performance Goals Under Restricted Stock Agreement between the Company and John J. Zillmer. Exhibit 10.12 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005 is incorporated herein by reference.

10.87+	Indemnity Agreement between the Company and John J. Zillmer, dated May 27, 2005. Exhibit 10.04 to Allied’s Current Report on Form 8-K dated May 27, 2005 is incorporated herein by reference.

10.88+	Summary of terms of interim housing arrangements, as approved on August 1, 2005, between the Company and John J. Zillmer. Exhibit 10.10 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005 is incorporated herein by reference.

10.89+	Summary of Compensatory Elements of Amended and Restated Airplane Policy dated August 1, 2005. Exhibit 10.13 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2005 is incorporated herein by reference.

10.90+	Executive Employment Agreement between the Company and John S. Quinn effective November 30, 2001. Exhibit 10.8 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.91	Amended and Restated Collateral Trust Agreement, dated April 29, 2003, among Allied NA, certain of its subsidiaries, and JPMorgan Chase Bank, as Collateral Trustee. Exhibit 10.14 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.92	Amended and Restated Shared Collateral Pledge Agreement, dated April 29, 2003, among Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Trustee. Exhibit 10.13 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.93	Amended and Restated Shared Collateral Security Agreement, dated April 29, 2003, among Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Trustee. Exhibit 10.12 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.94	Amended and Restated Non-Shared Collateral Security Agreement, dated April 29, 2003, among Allied, Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Agent. Exhibit 10.10 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.95	Amended and Restated Non-Shared Collateral Pledge Agreement, dated April 29, 2003, among Allied, Allied NA, certain of its subsidiaries, and JP Morgan Chase Bank, as Collateral Agent. Exhibit 10.11 to Allied’s Registration Statement on Form S-4 (No. 333-104451) is incorporated herein by reference.

10.96	Credit Agreement dated as of July 21, 1999, as amended and restated as of March 21, 2005. Exhibit 10.11 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2005 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description
10.97	Amendment dated as of November 14, 2005, to the Credit Agreement dated as of July 21, 1999 as amended and restated as of March 21, 2005, among Allied Waste Industries, Inc., Allied Waste North America, Inc.; the lenders part thereto; and JPMorgan Chase Bank, N.A., as administrative agent. Exhibit 10.101 to Allied’s Annual Report on Form 10-K dated December 31, 2005 is incorporated herein by reference.

10.98	Second amendment dated as of March 30, 2006, to the Credit Agreement dated as of July 21, 1999, as amended and restated as of March 21, 2005, among Allied Waste Industries, Inc., Allied Waste North America, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders and as Collateral Trustee for the Shared Collateral Secured Parties. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2006 is incorporated herein by reference.

10.99	Third amendment dated as of July 26, 2006, to the Credit Agreement dated as of July 21, 1999, as amended and restated as of March 21, 2005, among Allied Waste Industries, Inc., Allied Waste North America, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders and as collateral trustee for the Shared Collateral Secured Parties. Exhibit 10.6 to Allied’s Report on Form 10-Q for the quarter ended September 30, 2006 is incorporated herein by reference.

10.100	Exchange Agreement, dated July 31, 2003, by and among Allied Waste Industries, Inc., and the Parties Listed on Schedule I thereto. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated August 6, 2003 is incorporated by reference.

10.101	Receivables Sale Agreement, dated as of March 7, 2003, among Allied Waste North America, Inc, as originators and Allied Receivables Funding Incorporated as buyer. Exhibit 10.67 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.102	Credit and Security Agreement, dated as of March 7, 2003, among Allied Receivables Funding Incorporated as borrower, Allied Waste North America, Inc. as servicer, Blue Ridge Asset Funding Corporation as a lender, Wachovia Bank, National Association as a lender group agent and Wachovia Bank, National Association as agent. Exhibit 10.68 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.103	Sixth Amendment to Receivables Sale Agreement, effective September 30, 2004. Exhibit 10.69 to Allied’s Form 10-K for the year ended December 31, 2004 is incorporated herein by reference.

10.104	Eighth Amendment to the Receivables Sale Agreement, dated May 31, 2005 among Allied Waste North America, Inc., as originators and Allied Receivables Funding Incorporated as buyer. Exhibit 10.53 to Allied’s Registration Statement on Form S-4 (No. 333-126239) is incorporated herein by reference.

10.105	Participation Agreement between the Company and CoreTrust Purchasing Group LLC, the exclusive agent, for the purchase by the Company of certain goods and services effective July 1, 2006. Exhibit 10.4 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2006 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.106	Amended and Restated Credit and Security Agreement Dated as of May 30, 2006 among Allied Receivables Funding Incorporated as borrower, Allied Waste North America, Inc., as servicer, Variable Funding Capital Company LLC, as a lender, Wachovia Bank National Association, as agent, liquidity bank and lender group agent, Atlantic Asset Securitization Corp., as a lender and Calyon New York Branch, as Atlantic group agent and as Atlantic liquidity bank.

10.107+	Amended and restated Executive Employment Agreement between the Company and John J. Zillmer dated March 20, 2007. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2007 is incorporated herein by reference.

10.108+	Amended and restated Executive Employment Agreement between the Company and Donald W. Slager dated March 20, 2007. Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2007 is incorporated herein by reference.

10.109+	Amended and restated Executive Employment Agreement between the Company and Peter S. Hathaway dated March 20, 2007. Exhibit 10.3 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2007 is incorporated herein by reference.

10.110+	Amended and restated Executive Employment Agreement between the Company and Edward A. Evans dated March 20, 2007. Exhibit 10.4 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2007 is incorporated herein by reference.

10.111+	Amended and restated Executive Employment Agreement between the Company and Timothy R. Donovan dated February 28, 2007. Exhibit 10.5 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2007 is incorporated herein by reference.

10.112+	2007 Senior Management Incentive Plan effective January 1, 2007. Exhibit 10.6 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2007 is incorporated herein by reference.

10.113	Loan agreement between Allied Waste North America, Inc. and Mission Economic Development Corporation for Series 2007A Solid Waste Disposal Revenue Bonds dated April 1, 2007. Exhibit 10.7 to Allied’s Report on Form 10-Q for the quarter ended March 31, 2007 is incorporated herein by reference.

10.114	Underwriting Agreement, dated February 26, 2007, among Allied Waste Industries, Inc., Allied Waste North America, Inc., the guarantors party thereto and UBS Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., Banc of America Securities LLC, Deutsche Bank Securities, Inc., Wachovia Capital Markets, LLC, BNP Paribas Securities Corp., Calyon Securities (USA) Inc., and Scotia Capital (USA) Inc. Exhibit 1.1 to Allied’s Current Report on Form 8-K dated February 27, 2007 is incorporated herein by reference.

10.115	Eighteenth Supplemental Indenture governing the 6.875% Senior Notes due 2017, dated March 12, 2007, by and among Allied Waste North America, Inc., Allied Waste Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated March 13, 2007 is incorporated herein by reference.

10.116	Supplemental Indenture to the Eighth Supplemental Indenture governing the 8.50% Senior Notes due 2008, dated March 12, 2007, by and among Allied Waste North America, Inc., the guarantors signatory thereto and U.S. Bank National Association, as trustee. Exhibit 1.02 to Allied’s Current Report on Form 8-K dated March 13, 2007 is incorporated herein by reference.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

10.117	Fourth Amendment dated as of March 28, 2007, to the Credit Agreement dated as of July 21, 1999, as amended and restated as of March 21, 2005, among Allied Waste Industries, Inc., Allied Waste North America, Inc., the lenders party thereto (the Lenders), and JP Morgan Chase Bank, N.A. as administrative agent and collateral agent for the Lenders and as collateral trustee for the Shared Collateral Secured Parties. Exhibit 1.01 to Allied’s Current Report on Form 8-K dated March 30, 2007 is incorporated herein by reference.

10.118	Fourteenth Amendment to Receivables Sale Agreement, dated as of May 29, 2007, among Allied Waste North America, Inc, as originators and Allied Receivables Funding Incorporated as buyer. Exhibit 10.1 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2007 is incorporated herein by reference.

10.119	Third Amendment to Amended and Restated Credit and Security Agreement, dated as of May 29, 2007, among Allied Receivables Funding Incorporated as borrower, Allied Waste North America, Inc. as servicer, Variable Funding Capital Company LLC, as a lender, Wachovia Bank, National Association as agent, liquidity bank and lender group agent, Atlantic Asset Securitization LLC, as a lender and Calyon New York Branch, as Atlantic group agent and as Atlantic liquidity bank. Exhibit 10.2 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2007 is incorporated herein by reference.

10.120+	Form of Restricted Stock Units Agreement under the 2006 Incentive Stock Plan for conversion match restricted stock units awarded under the 2007 Senior Management Incentive Plan and the 2007 Management Incentive Plan. Exhibit 10.3 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2007 is incorporated herein by reference.

10.121+	Form of Restricted Stock Units Agreement under the 2006 Incentive Stock Plan for conversion restricted stock units awarded under the 2007 Senior Management Incentive Plan and the 2007 Management Incentive Plan. Exhibit 10.4 to Allied’s Report on Form 10-Q for the quarter ended June 30, 2007 is incorporated herein by reference.

10.122*+	Amended and Restated Allied Waste Industries, Inc., 2006 Incentive Stock Plan effective October 24, 2007.

10.123*+	Amended and Restated Allied Waste Industries, Inc., 2005 Non-Employee Director Equity Compensation Plan effective January 1, 2008.

10.124*+	First Amendment to the Amended and Restated 1993 Incentive Stock Plan (As Amended and Restated effective February 5, 2004) effective January 1, 2008.

10.125*+	First Amendment to the Amended and Restated 1994 Incentive Stock Plan (As Amended and Restated effective February 5, 2004) effective January 1, 2008.

10.126*+	Amended and Restated Allied Waste Industries, Inc., 2005 Executive Deferred Compensation Plan, effective January 1, 2008.

10.127*	Sixteenth Amendment to Receivables Sale Agreement, dated as of October 30, 2007, among Allied Waste North America, Inc, as originators and Allied Receivables Funding Incorporated as buyer.

10.128*	Fifth Amendment to Amended and Restated Credit and Security Agreement, dated as of October 30, 2007, among Allied Receivables Funding Incorporated as borrower, Allied Waste North America, Inc. as servicer, Variable Funding Capital Company LLC, as a lender, Wachovia Bank, National Association as agent, liquidity bank and lender group agent, Atlantic Asset Securitization LLC, as a lender and Calyon New York Branch, as Atlantic group agent and as Atlantic liquidity bank.

ALLIED WASTE INDUSTRIES, INC.

Exhibit No.	Description

12.1*	Ratio of earnings to fixed charges and preferred stock dividends.

14*	Allied Waste Industries Code of Ethics.

21*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Section 302 Certifications of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer.

31.2*	Section 302 Certifications of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

* Filed herewith
+ Indicates a management or compensatory plan or arrangement