Form 10-Q
period 2008-03-31
ALLIED WASTE INDUSTRIES INC
filed 2008-05-01
CIK 848865

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of the issuer’s class of common stock, as of the latest practicable date.

Class	Outstanding as of April 24, 2008

Common Stock	432,450,202

ALLIED WASTE INDUSTRIES, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share amounts, unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets —
Cash and cash equivalents	$44.5	$230.9
Restricted cash	15.2	26.1
Accounts receivable, net of allowance of $22.0 and $21.2	714.9	691.0
Prepaid and other current assets	87.4	81.9
Deferred income taxes	114.9	128.3

Total current assets	976.9	1,158.2
Property and equipment, net	4,464.1	4,430.4
Goodwill	8,019.9	8,020.0
Other assets, net	339.0	340.1

Total assets	$13,799.9	$13,948.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$380.6	$557.3
Accounts payable	424.2	496.8
Current portion of accrued capping, closure, post-closure and environmental costs	94.4	96.0
Accrued interest	106.6	99.6
Other accrued liabilities	542.7	757.7
Unearned revenue	248.5	239.7

Total current liabilities	1,797.0	2,247.1
Long-term debt, less current portion	6,293.9	6,085.6
Deferred income taxes	401.1	400.3
Accrued capping, closure, post-closure and environmental costs, less current portion	804.3	771.4
Other long-term obligations	527.9	538.6
Minority interests	2.0	1.5
Commitments and Contingencies
Stockholders’ Equity —
Series D senior mandatory convertible preferred stock, $0.10 par value, 2.8 million shares authorized, 2.4 million shares issued and outstanding, liquidation preference of $250.00 per share, net of $19.2 million of issuance costs	—	580.8
Common stock; $0.01 par value; 525 million authorized shares; 431.3 million and 370.4 million shares issued and outstanding	4.3	3.7
Additional paid-in capital	3,427.5	2,843.3
Accumulated other comprehensive loss	(29.5)	(29.5)
Retained earnings	571.4	505.9

Total stockholders’ equity	3,973.7	3,904.2

Total liabilities and stockholders’ equity	$13,799.9	$13,948.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts, unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues	$1,484.2	$1,444.6
Cost of operations (exclusive of depreciation and amortization shown below)	948.1	922.8
Selling, general and administrative expenses	144.4	160.8
Depreciation and amortization	132.8	128.4
Loss (gain) from divestitures and asset impairments	18.5	(0.9)

Operating income	240.4	233.5
Interest expense and other	109.7	171.1

Income from continuing operations before income taxes	130.7	62.4
Income tax expense	57.6	28.2
Minority interests	0.5	(0.1)

Income from continuing operations	72.6	34.3
Income from discontinued operations, net of tax	—	5.6

Net income	72.6	39.9
Dividends on preferred stock	(6.2)	(9.4)

Net income available to common shareholders	$66.4	$30.5

Basic EPS:
Continuing operations	$0.17	$0.07
Discontinued operations	—	0.01

Net income available to common shareholders	$0.17	$0.08

Weighted average common shares	390.6	367.7

Diluted EPS:
Continuing operations	$0.17	$0.07
Discontinued operations	—	0.01

Net income available to common shareholders	$0.17	$0.08

Weighted average common and common equivalent shares	444.2	370.4

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities —
Net income	$72.6	$39.9
Discontinued operations, net of tax	—	(5.6)
Adjustments to reconcile net income to cash provided by operating activities— Provisions for:
Depreciation and amortization	132.8	128.4
Stock-based compensation expense	4.6	3.1
Doubtful accounts	6.5	5.6
Accretion of debt and amortization of debt issuance costs	4.5	5.4
Deferred income tax expense	30.8	20.5
Gain on sale of fixed assets	(1.4)	(2.0)
Loss (gain) from divestitures and asset impairments	18.5	(0.9)
Write-off of deferred debt issuance costs	—	4.6
Other non-cash items	(0.6)	(2.7)
Change in operating assets and liabilities, excluding the effects of acquisitions—
Accounts receivable, prepaid expenses, inventories and other assets	(35.3)	(6.5)
Accounts payable, accrued liabilities, unearned income and other	(93.9)	(109.0)
Payment related to an IRS matter	(195.7)	—
Capping, closure and post-closure accretion	13.9	13.8
Capping, closure, post-closure and environmental expenditures	(17.2)	(9.8)

Cash (used for) provided by operating activities from continuing operations	(59.9)	84.8

Investing activities –
Cost of acquisitions, net of cash acquired	—	(53.7)
Proceeds from divestitures, net of cash divested	0.8	70.5
Proceeds from sale of fixed assets	3.0	3.8
Capital expenditures, excluding acquisitions	(159.6)	(222.3)
Capitalized interest	(3.4)	(4.4)
Other	0.2	(0.5)

Cash used for investing activities from continuing operations	(159.0)	(206.6)

Financing activities —
Proceeds from long-term debt, net of issuance costs	325.8	941.1
Payments of long-term debt	(329.2)	(866.8)
Payments of preferred stock dividends	(9.4)	(9.4)
Net proceeds from sale of common stock, exercise of stock options and other	0.6	9.5
Net receipts from restricted trust	44.8	—

Cash provided by financing activities from continuing operations	32.6	74.4

Discontinued operations –
(Used for) provided by operating activities	(0.1)	4.7
Used for investing activities	—	(1.6)

Cash (used for) provided by discontinued operations	(0.1)	3.1

Decrease in cash and cash equivalents	(186.4)	(44.3)
Cash and cash equivalents, beginning of period	230.9	94.1

Cash and cash equivalents, end of period	$44.5	$49.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Allied Waste Industries, Inc. (Allied, we, us, our or the Company), a Delaware corporation, is the second largest, non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous solid waste collection, transfer, recycling and disposal services in 37 states and Puerto Rico, geographically identified as the East, Midwest, South and West regions.
The consolidated financial statements include the accounts of Allied, its subsidiaries and certain variable interest entities for which we have determined that we are the primary beneficiary in compliance with Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities – an interpretation of ARB No. 51 (revised December 2003). We account for investments in entities in which we do not have a controlling financial interest under either the equity method or cost method of accounting as appropriate. All significant intercompany accounts and transactions are eliminated in consolidation. The December 31, 2007 balance sheet data included herein has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (GAAP). The consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). As applicable under such regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. We believe that the presentations and disclosures herein are adequate when read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. The consolidated financial statements as of March 31, 2008, and for the three months ended March 31, 2008 and 2007 reflect, in the opinion of management, all adjustments, consisting only of normal recurring adjustments (except as otherwise disclosed in the notes) necessary to fairly state the financial position and results of operations for such periods. Operating results for interim periods are not necessarily indicative of the results for full years. For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.
For the description of our significant accounting policies, see Note 1, Organization and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements for the year ended December 31, 2007 in our Annual Report on
Form 10-K.
Recently issued accounting pronouncements –
In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 will be effective for our fiscal 2009 interim and annual consolidated financial statements. We are currently evaluating the potential impact of adopting SFAS 161.
In February 2008, the FASB issued FASB Staff Position (FSP) SFAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP SFAS 140-3). The objective of FSP SFAS 140-3 is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing. Under the guidance in FSP SFAS 140-3, there is a presumption that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) for purposes of evaluation under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140). If certain criteria are met, however, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140. FSP SFAS 140-3 is effective on December 1, 2008. We are currently evaluating the potential impact of adopting FSP SFAS 140-3.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)) which replaces SFAS No. 141, Business Combinations (SFAS 141). The scope of SFAS 141(R) is broader than that of SFAS 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS 141(R) applies to all transactions and other events in which one entity obtains control over one or more other businesses. The standard requires the fair value of the purchase price, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) requires acquisition costs to be expensed as incurred and restructuring costs relating to our acquired businesses to be expensed in periods after the acquisition date. Earn-outs and other forms of contingent consideration are to be recorded at fair value on the acquisition date. Changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in earnings rather than as an adjustment to the cost of the acquisition. SFAS 141(R) generally applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited. We are currently evaluating the impact that the implementation of SFAS 141(R) may have on our financial position and results of operations.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires noncontrolling interests or minority interests to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. Upon a loss of control, the interest sold, as well as any interest retained, are required to be measured at fair value, with any gain or loss recognized in earnings. Based on SFAS 160, assets and liabilities will not change for subsequent purchase or sale transactions with noncontrolling interests as long as control is maintained. Differences between the fair value of consideration paid or received and the carrying value of noncontrolling interests are to be recognized as an adjustment to the parent interest’s equity. SFAS 160 is effective for fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact that the implementation of SFAS 160 may have on our financial position and results of operations.
In March 2007, the EITF reached a consensus on EITF Issue No. 06-10 (EITF 06-10), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements, which provides guidance to help companies determine whether a liability for the postretirement benefits associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS 106 (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. We have one life insurance policy which is subject to the provisions of this new pronouncement. We recognized the effects of applying the EITF 06-10 as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of January 1, 2008. In accordance with EITF 06-10, we recorded a liability for the present value of the future premiums to be paid to maintain the life insurance policy and adjusted the cash surrender value asset to reflect the total amount of cash we are entitled to at the maturity of the agreement or death of the owner. The $0.9 million difference between the recorded liability for the remaining premium payments (totaling $1.3 million, net of tax) and the adjustment necessary to update the expected cash flows from the policy ($0.4 million) was recognized as an adjustment to retained earnings as of January 1, 2008.
In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. If elected, SFAS 159 is effective beginning January 1, 2008. Under SFAS 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. We elected not to measure any financial instruments or other items at fair value as of January 1, 2008 in accordance with SFAS 159.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements; however, for some entities, the application of SFAS 157 will change current practice. SFAS 157 was effective for us on January 1, 2008; however, in February 2008, the FASB issued FSP No. SFAS 157-2 (FSP 157-2) which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. The adoption of SFAS 157 effective January 1, 2008 with respect to our financial assets and liabilities did not have a material impact on our consolidated financial statements. We intend to adopt the provisions of SFAS 157 with respect to our non-financial assets and non-financial liabilities effective January 1, 2009 pursuant to the requirements of FSP 157-2, and are in the process of determining the related impact on our consolidated financial statements.
2. Acquisitions and Divestitures
Acquisitions –
There were no material acquisitions during the first quarter of 2008. During the first quarter of 2007, we acquired collection operations, two transfer stations and a landfill in our West region for total consideration of $61.7 million. These acquisitions were reflected in our operations since the effective date of the acquisition. The pro forma effect of these acquisitions, individually and collectively, was not material.
Divestitures –
During the three months ended March 31, 2008, there were no material divestitures. During the three months ended March 31, 2007, there were no material divestitures that did not meet the requirements for classification as discontinued operations.
Discontinued Operations –
During 2007, we divested operations in our South region in the first quarter and in our Midwest region in the third quarter and have reported such divestitures as discontinued operations on our

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
consolidated financial statement for 2007. Results for the discontinued operations for the three months ended March 31, 2007 are as follows (in millions):

Revenues (1)	$29.1

Income before tax	$2.8
Gain on divestiture	11.5
Income tax expense	8.7

Discontinued operations, net of tax	$5.6

(1)	Includes revenue from divisions not part of the disposal group, which were treated as intercompany revenues prior to the divestiture, of $0.6 million for the three months ended March 31, 2007.
Discontinued operations for the three months ended March 31, 2007 included a gain on sale of the operations divested in the first quarter of approximately $11.5 million ($3.8 million, net of tax), including divested goodwill of $39.2 million. Discontinued operations for the three months ended March 31, 2007 also included pre-tax income from operations of $2.8 million ($1.8 million income, net of tax), relating to the operations divested in both the first and third quarters of 2007.
3. Property and Equipment
The following tables show the activity and balances related to property and equipment from December 31, 2007 through March 31, 2008 (in millions):

	Property and Equipment
	Balance at		Sales	Acquisitions,	Transfers	Balance at
	December 31,	Capital	and	Net of	and	March 31,
	2007	Additions	Retirements	Divestitures	Other(1)	2008
Land and improvements	$486.2	$1.3	$(0.1)	$—	$0.5	$487.9
Land held for permitting as landfills	97.8	8.3	—	—	(1.3)	104.8
Landfills	4,461.7	24.0	—	—	11.1	4,496.8
Buildings and improvements	536.8	9.0	(0.9)	—	(1.1)	543.8
Vehicles and equipment	2,354.8	101.6	(24.0)	(0.4)	(0.1)	2,431.9
Containers and compactors	993.6	13.5	(8.7)	—	0.2	998.6
Furniture and office equipment	64.5	1.9	(0.6)	—	—	65.8

Total	$8,995.4	$159.6	$(34.3)	$(0.4)	$9.3	$9,129.6

	Accumulated Depreciation and Amortization
		Depreciation
	Balance at	and	Sales	Acquisitions,	Transfers	Balance at
	December 31,	Amortization	and	Net of	and	March 31,
	2007	Expense	Retirements	Divestitures	Other(1)	2008
Land and improvements	$(42.3)	$(1.4)	$0.1	$—	$—	$(43.6)
Landfills	(2,268.2)	(50.5)	—	—	(1.0)	(2,319.7)
Buildings and improvements	(188.9)	(6.4)	0.5	—	0.5	(194.3)
Vehicles and equipment	(1,335.9)	(53.2)	22.9	0.2	(0.6)	(1,366.6)
Containers and compactors	(689.9)	(19.4)	8.6	—	0.1	(700.6)
Furniture and office equipment	(39.8)	(1.5)	0.6	—	—	(40.7)

Total	$(4,565.0)	$(132.4)	$32.7	$0.2	$(1.0)	$(4,665.5)

Property and equipment, net	$4,430.4	$27.2	$(1.6)	$(0.2)	$8.3	$4,464.1

(1)	Primarily relates to $3.4 million of capitalized interest and $4.9 million relating to changes in landfill retirement obligation assets for recognition of and adjustments to capping, closure and post-closure costs (see Note 6 Landfill Accounting).

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Maintenance and repair expenses charged to cost of operations for the three months ended March 31, 2008 and 2007 were $114.1 million and $120.5 million, respectively. We recognized net pre-tax gains on the disposal of fixed assets for the three months ended March 31, 2008 and 2007 of $1.4 million and $2.0 million, respectively.
4. Goodwill
The following table shows the activity and balances related to goodwill by reporting unit from December 31, 2007 through March 31, 2008 (in millions):

	Balance at				Balance at
	December 31,				March 31,
	2007	Acquisitions	Divestitures	Adjustments (1)	2008
Midwestern	$2,124.7	$—	$—	$(2,124.7)	$—
Northeastern	1,760.5	—	—	(1,760.5)	—
Southeastern	1,506.9	—	—	(1,506.9)	—
Southwestern	1,372.4	—	—	(1,372.4)	—
Western	1,255.5	—	—	(1,255.5)	—
East	—	—	—	2,411.2	2,411.2
Midwest	—	—	—	2,083.9	2,083.9
South	—	—	—	1,862.0	1,862.0
West	—	—	—	1,662.8	1,662.8

Total	$8,020.0	$—	$—	$(0.1)	$8,019.9

(1)	Reflects reallocation among regions related to the changes in our regional organization structure that occurred in the first quarter of 2008. Goodwill was reassigned to the reporting units affected on the basis of relative fair values. In addition, we recorded a $0.1 million adjustment associated with a 2007 acquisition.
5. Long-term Debt
Long-term debt at March 31, 2008 and December 31, 2007 consists of the amounts listed in the following table. The effective interest rate includes our interest cost incurred, amortization of deferred financing cost and amortization or accretion of discounts or premiums (in millions, except percentages).

	Debt Balance at		Effective Interest Rate
	March 31,	December 31,	March 31,	December 31,
	2008	2007	2008	2007
2005 Revolver due 2012, ABR borrowings*	$—	$—	5.75%	7.75%
2005 Revolver due 2012, LIBOR borrowings*	174.5	—	4.29	6.20
2005 Term Loan due 2014	806.7	806.7	4.47	6.75
Receivables secured loan	378.3	393.7	3.95	6.37
6.375% senior notes due 2008	—	161.0	—	8.34
6.50% senior notes due 2010	350.0	350.0	6.76	6.76
5.75% senior notes due 2011	400.0	400.0	6.00	6.00
6.375% senior notes due 2011	275.0	275.0	6.63	6.63
7.875% senior notes due 2013	450.0	450.0	8.09	8.09
6.125% senior notes due 2014	425.0	425.0	6.30	6.30
7.25% senior notes due 2015	600.0	600.0	7.43	7.43
7.125% senior notes due 2016	595.7	595.6	7.38	7.38
6.875% senior notes due 2017	750.0	750.0	7.04	7.04
9.25% debentures due 2021	96.6	96.5	9.47	9.47
7.40% debentures due 2035	297.3	296.7	8.03	8.03
4.25% senior subordinated convertible debentures due 2034	230.0	230.0	4.34	4.34
7.375% senior unsecured notes due 2014	400.0	400.0	7.55	7.55
Solid waste revenue bond obligations, principal payable through 2031**	431.4	397.5	5.63	6.12
Notes payable to individuals, a municipality and a commercial company, interest rates of 7.125% to 11.25%, and principal payable through 2014, secured by vehicles, equipment, real estate or accounts receivable **	1.2	1.2	7.97	7.97
Obligations under capital leases of vehicles and equipment **	11.6	12.3	8.79	8.78
Notes payable to an individual and a commercial company, interest rates of 5.99% to 6.00%, principal payable through 2010, unsecured **	1.2	1.7	6.00	6.00

Total debt **	6,674.5	6,642.9	6.41	6.96
Less: Current portion	380.6	557.3

Long-term portion	$6,293.9	$6,085.6

*	Excludes fees

**	Reflects weighted average interest rate

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2008 Financings —
In January 2008, we repaid at maturity $161.2 million of 6.375% senior notes due 2008 with available cash. We also completed an offering of $33.9 million variable rate, unsecured tax-exempt bonds maturing in 2024. Proceeds from the tax-exempt bonds are used to finance qualifying expenditures at our landfills, transfer and hauling facilities.
2005 Credit Facility —
At March 31, 2008, we had a senior secured credit facility, referred to as the 2005 Credit Facility, that included: (i) a $1.575 billion Revolving Credit Facility due March 2012 (the 2005 Revolver), (ii) a $806.7 million Term Loan B due March 2014, referred to as the 2005 Term Loan, (iii) a $485 million Institutional Letter of Credit Facility due March 2014, and (iv) a $25 million Incremental Revolving Letter of Credit Facility due March 2012. Of the $1.575 billion available under the 2005 Revolver, the entire amount may be used to support the issuance of letters of credit. At March 31, 2008, we had $174.5 million of borrowings outstanding and $368.1 million in letters of credit drawn on the 2005 Revolver, leaving approximately $1.032 billion capacity available under the 2005 Revolver. Both the $25 million Incremental Revolving Letter of Credit Facility and $485 million Institutional Letter of Credit Facility were fully utilized at March 31, 2008.
The 2005 Credit Facility bears interest at an Alternative Base Rate (ABR) or an Adjusted LIBOR, both terms defined in the 2005 Credit Facility agreement, plus, in either case, an applicable margin based on our leverage ratio. Proceeds from the 2005 Credit Facility may be used for working capital and other general corporate purposes, including acquisitions.
We are required to make prepayments on the 2005 Credit Facility upon completion of certain transactions as defined in the 2005 Credit Facility agreement, including asset sales and issuances of debt securities. Proceeds from these transactions, in certain circumstances, are required to be applied to amounts due under the 2005 Credit Facility pursuant to the 2005 Credit Facility agreement. We are also required to prepay a portion of the 2005 Term Loan with up to 50% of any excess cash flows from operations, as defined in the 2005 Credit Facility agreement, as applicable. The agreement also requires scheduled amortization of the 2005 Term Loan and Institutional Letter of Credit Facility. There is no further scheduled amortization on the 2005 Term Loan except for the outstanding balance at maturity on March 28, 2014.
Receivables secured loans —
We have an accounts receivable securitization program with two financial institutions that allows us to borrow up to $400 million on a revolving basis under a loan agreement and a 364-day liquidity facility secured by receivables. If we are unable to renew the liquidity facility when it matures on May 29, 2008, we will refinance any amounts outstanding with a portion of our 2005 Revolver or with other long-term borrowings. Although we intend to renew the liquidity facility on May 29, 2008, and do not expect to repay the amounts within the next twelve months, the loan is classified as current because it has a contractual maturity of less than one year.
The borrowings are secured by our accounts receivable that are owned by a wholly-owned and fully consolidated subsidiary. This subsidiary is a separate corporate entity whose assets, or collateral securing the borrowings, are available first to satisfy the claims of the subsidiary’s creditors. At March 31, 2008 and December 31, 2007, the total amount of accounts receivable (gross) serving as collateral securing the borrowing were $542.2 million and $532.5 million, respectively. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a Replacement of FASB Statement 125, the securitization program is accounted for as a secured borrowing with a pledge of collateral. The receivables and debt obligation remain on our consolidated balance sheet. At March 31, 2008 and December 31, 2007, we had outstanding borrowings under this program of $378.3 million and $393.7 million, respectively. The borrowings under this program bear interest at the financial institution’s commercial paper rate plus an applicable spread and interest is payable monthly.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt covenants —
We are not subject to any minimum net worth covenants. At March 31, 2008, our EBITDA(1)/Interest ratio was 3.13:1 compared to the 2.20:1 minimum required by the covenants under our 2005 Credit Facility and Total Debt/EBITDA(1) ratio was 3.98:1 compared to the 5.50:1 maximum required by the covenants under our 2005 Credit Facility.

(1)	EBITDA, which is a non-GAAP measure, used for covenants, is calculated in accordance with the definition in the 2005 Credit Facility agreement. In this context, EBITDA is used solely to provide information on the extent to which we are in compliance with debt covenants and is not comparable to EBITDA used by other companies.
The 2005 Credit Facility also restricts us from making certain types of payments, including dividend payments on our common and preferred stock. However, we were able to pay cash dividends on our outstanding 6.25% Series D senior mandatory convertible preferred stock (Series D preferred stock) prior to its conversion on March 1, 2008. Our notes contain certain financial covenants and restrictions, which may, in certain circumstances, limit our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions.
Failure to comply with the financial and other covenants under our 2005 Credit Facility, as well as the occurrence of certain material adverse events, would constitute defaults and would allow the lenders under the 2005 Credit Facility to accelerate the maturity of all indebtedness under the related agreement. This could also have an adverse impact on availability of financial assurances. In addition, maturity acceleration on the 2005 Credit Facility constitutes an event of default under our other debt instruments, including our senior notes and, therefore, these would also be subject to acceleration of maturity. If such acceleration were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under the 2005 Credit Facility for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the 2005 Credit Facility or raise sufficient capital on acceptable terms and conditions to repay such obligations in the event the maturities are accelerated. At March 31, 2008, we were in compliance with all applicable covenants.
Guarantees —
We, and substantially all of our subsidiaries, are jointly and severally liable for the obligations under the 6.50% senior notes due 2010, the 5.75% senior notes due 2011, the 6.375% senior notes due 2011, the 7.875% senior notes due 2013, the 6.125% senior notes due 2014, the 7.375% senior unsecured notes due 2014, the 7.25% senior notes due 2015, the 7.125% senior notes due 2016 and the 6.875% senior notes due 2017 issued by Allied Waste North America, Inc. (Allied NA) and the 2005 Credit Facility through unconditional guarantees issued by us, current and future subsidiaries. Allied NA, our wholly-owned subsidiary, and Allied Waste Industries, Inc. are jointly and severally liable for the obligations under the 9.25% debentures due 2021 and the 7.40% debentures due 2035 issued by BFI through an unconditional, joint and several, guarantee issued by Allied NA and Allied Waste Industries, Inc. Allied Waste Industries, Inc. is also jointly and severally liable for the obligations under the $20.0 million 5.15% unsecured tax-exempt bonds due 2015, the $56.8 million 5.20% unsecured tax-exempt bonds due 2018 and the $30.0 million variable rate unsecured tax-exempt bonds due 2017, issued by Allied NA, through unconditional guarantees issued by Allied Waste Industries, Inc. Certain of other debt issued by us or our subsidiaries may also be guaranteed by us or our subsidiaries. At March 31, 2008, the maximum potential amount of future payments under the guarantees is the outstanding amount of the debt identified above and the amount for letters of credit issued under the 2005 Credit Facility. In accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), the guarantees are not recorded in our consolidated financial statements as they represent parent-subsidiary guarantees. We do not guarantee any third party debt.

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
The senior secured notes and debentures are collateralized by the stock of substantially all of the Browning-Ferris Industries, LLC (BFI) subsidiaries along with certain other Allied subsidiaries and a security interest in the assets of BFI, its domestic subsidiaries and certain other Allied subsidiaries. As of March 31, 2008, the book value of the assets of the subsidiaries that serve as collateral for these notes and debentures was approximately $8.9 billion, which represents approximately 65% of our consolidated total assets.
Interest expense and other —
Interest expense and other includes interest paid to third parties for our debt obligations (net of amounts capitalized), interest income, accretion of debt discounts, amortization of debt issuance costs and costs incurred to early extinguish debt.
Interest expense and other includes the following components (in millions):

	Three Months Ended March 31,
	2008	2007
Interest expense and other
Interest expense, gross	$110.2	$126.7
Interest income	(1.6)	(0.6)
Interest capitalized for development projects	(3.4)	(4.4)
Accretion of debt and amortization of debt issuance costs	4.5	5.4
Costs incurred to early extinguish debt	—	45.4
Interest expense allocated to discontinued operations	—	(1.4)

Total interest expense and other from continuing operations	$109.7	$171.1

Derivative instruments and hedging activities —
Our policy requires that no less than 70% of our debt be at a fixed rate, either directly or effectively through interest rate swap contracts. In order to adhere to the policy, we have from time to time entered into interest rate swap contracts for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Our strategy is to use interest rate swap contracts when such transactions will serve to reduce our aggregate exposure and meet the objectives of our interest rate risk management policy. These contracts are not entered into for trading purposes. We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility.
At March 31, 2008, approximately 78% of our debt was fixed and 22% had variable interest rates. We had no interest rate swap contracts or other derivative and hedging activities at March 31, 2008.
6. Landfill Accounting
Landfill accounting —
We have a network of 160 owned or operated active landfills with a net book value of approximately $2.2 billion at March 31, 2008. In addition, we own or have responsibility for 114 closed landfills.
Landfill assets —
We recorded asset impairment charges totaling $19.0 million in the first quarter of 2008 which are included in “Loss from divestitures and asset impairments” on the consolidated statement of operations. Of that amount, $17.8 million was associated with a landfill in the Midwest region. An

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
impairment charge of $24.5 million was previously recognized at this landfill in the third quarter of 2007. This landfill was managed by a third party under a partnership agreement until February 2007 when we assumed operator responsibilities. We have recorded our related capping, closure and post closure accruals at amounts which we believe are adequate based on currently existing information; however, as the closure process continues and additional information becomes known, our estimated costs may change.
The following is a rollforward of our investment in our landfill assets excluding project costs and land held for permitting as landfills (in millions):

Capping,
	Net Book Value of	Landfill	Closure and
Net Book Value at	Landfills Acquired,	Development	Post Closure	Landfill		Net Book Value at
December 31, 2007	Net of Divestitures	Costs	Accruals (1)	Amortization	Other(1)	March 31, 2008
$2,193.5	$—	$27.4	$23.7	$(50.5)	$(17.0)	$2,177.1

(1)	Includes an increase in both the landfill retirement obligation and the related landfill asset resulting from changes in the long-term closure and post-closure costs associated with one of our landfills in the Midwest region, for which we recognized a related pre-tax impairment charge of $17.8 million during the first quarter of 2008. Other also includes an impairment adjustment of a landfill in our East region for $1.0 million.
We expensed approximately $50.5 million and $49.1 million, or an average of $3.08 and $2.85 per ton consumed, related to landfill amortization during the three months ended March 31, 2008 and 2007, respectively.
Capping, closure and post-closure —
Accretion expense for capping, closure and post-closure for the three months ended March 31, 2008 and 2007 was $13.9 million and $13.8 million, respectively, or an average of $0.85 and $0.80 per ton consumed, respectively.
Environmental costs —
Our ultimate liabilities for environmental matters may differ from the estimates determined in our assessments to date. We have determined that the recorded undiscounted liability for environmental matters as of March 31, 2008 and December 31, 2007 of approximately $195.2 million and $189.6 million, respectively, represents the most probable outcome of these matters. Using the high end of our estimate of the reasonably possible range, the outcome of these matters would result in approximately $17.8 million and $17.2 million of additional liability at March 31, 2008 and December 31, 2007, respectively. There were no significant environmental recovery receivables outstanding as of March 31, 2008.
The following table shows the activity and balances related to our environmental and capping, closure and post-closure accruals related to open and closed landfills from December 31, 2007 through March 31, 2008 (in millions):

	Balance at				Balance at
	December 31,	Accretion			March 31,
	2007	Expense	Other(1) (2)	Payments	2008
Environmental accruals	$189.6	$—	$10.9	$(5.3)	$195.2
Open landfills capping, closure, and post-closure accruals	452.1	8.9	(37.6)	(2.7)	420.7
Closed landfills capping, closure, and post-closure accruals	225.7	5.0	61.3	(9.2)	282.8

Total	$867.4	$13.9	$34.6	$(17.2)	$898.7

(1)	The increase in environmental accruals is primarily related to changes in estimated costs of $10.6 million, principally associated with an existing Superfund site in the East region and two landfills in the Midwest region.

(2)	Amounts for open and closed landfills primarily related to $37.6 million reclassification from open to closed landfill capping, closure and post-closure liabilities, as well as a $21.2 million change in closure and post-closure costs associated with a landfill in the Midwest region.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Income Taxes
As of March 31, 2008, we had unrecognized tax benefits of $528 million. If these benefits were recognized before December 31, 2008, $12 million would favorably impact our effective tax rate with the majority of the remaining benefits reducing goodwill. Subsequent to December 31, 2008, the recognition of such benefits would favorably impact our effective tax rate under the requirements of SFAS 141(R). As a result of the expected completion by the Appeals Office of the Internal Revenue Service of its review of our 1998 and 1999 federal income tax returns, and anticipated state tax related settlements, the amount of unrecognized tax benefits may decrease by approximately $30 to $40 million during the next twelve months.
We recognize interest and penalties relating to income tax matters as a component of income tax expense. As of March 31, 2008, we have accrued $128 million for interest and $2 million for penalties relating to income tax matters, including $6 million of interest accrued during the three months ended March 31, 2008.
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
In July 2006, while the Court of Federal Claims case was pending, we discovered a jurisdictional defect in the case that could have prevented our recovery of the refund amounts claimed even if we would have been successful on the underlying merits. Accordingly, on September 12, 2006, we filed a motion to dismiss the case without prejudice on jurisdictional grounds. On March 2, 2007, the Court of Federal Claims granted our motion dismissing the case. Thereafter, on July 6, 2007, the government appealed the decision to the United States Court of Appeals for the Federal Circuit (Court of Appeals). On April 16, 2008, the Court of Appeals reversed and remanded the lower court’s decision. We believe that, in rendering its decision, the Court of Appeals overlooked or misapprehended key points of fact and law that, had they been applied correctly, would not have

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
been the basis for the Court of Appeals’ reversal. Under the Federal and Local Rules of Appellate Procedure, a party may petition the court for a panel rehearing if it believes that such an omission or misapprehension of points of fact or law has occurred. We intend to file such a petition with the Court of Appeals within the timeframe allotted by the rules. If the petition is granted, the Court of Appeals may still ultimately rule against us on the same or another legal basis, in which case the case would again be remanded to the Court of Federal Claims. If, however, the petition is granted and, upon reconsideration, the Court of Appeals ultimately affirms the lower court’s decision, we intend to refile the case in another litigation forum, having now cured the jurisdictional defect. We would not intend to refile the case in the Court of Federal Claims because the Court of Appeals, having jurisdiction over cases in the Court of Federal Claims, has rendered a decision on a similar issue in another case that is unfavorable to taxpayers litigating in the lower court. Although we continue to believe that the decision of the Court of Appeals decision in that case is flawed, the legal bases upon which the decision was reached are binding on the Court of Federal Claims and could adversely impact other litigation there involving a similar issue.
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
If the capital loss deduction is fully disallowed, we estimate it could have a federal and state cash tax impact (excluding penalties) of approximately $134 million, plus accrued interest through March 31, 2008 of approximately $67 million ($42 million net of tax benefit). Additionally, the IRS could ultimately impose penalties and interest on those penalties for any amount up to approximately $123 million, as of March 31, 2008, after tax. The tax and interest (but not penalties) associated with this matter have been fully reserved on our consolidated balance sheet, including $155 million which is reflected in “Other accrued liabilities” at March 31, 2008. Because of the high interest rate being assessed on this matter, on February 13, 2008, we paid the IRS $196 million for tax and interest related to our 1999 income tax return with borrowings under our 2005 Revolver. Later in 2008, we expect to pay the IRS and state tax authorities $155 million of tax and interest related to this matter, primarily associated with our 2000 – 2003 income tax returns, in order to avoid additional interest charges. The payments do not represent a settlement with respect to the potential tax, interest or penalty related to this matter, nor do they prevent us from contesting the IRS tax adjustment applicable to our 1999 — 2003 taxable years in a federal refund action.
Exchange of partnership interests. In April 2002, we exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly-owned subsidiaries. Although we have not yet received a formal notice of proposed adjustment, the IRS is contending that the exchange was a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $160 million plus accrued interest through March 31, 2008 of approximately $40 million ($25 million, net of tax benefit). Also, the IRS could propose a penalty of up to 40% of the additional income tax due. The potential tax and interest (but not penalties) of a full adjustment for this matter has been fully reserved on our consolidated balance sheet at March 31, 2008.
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Three Months Ended March 31,
BFI Pension Plan:	2008	2007
Service cost	$0.1	$0.1
Interest cost	5.2	5.2
Expected return on plan assets	(8.1)	(7.5)
Recognized net actuarial loss	0.3	1.3

Net periodic benefit cost	$(2.5)	$(0.9)

	Three Months Ended March 31,
SERP:	2008	2007
Service cost	$0.2	$0.2
Interest cost	0.2	0.2
Amortization of prior service cost	—	0.2

Net periodic benefit cost	$0.4	$0.6

Multi-employer pension plans —
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
Our pension expense for multi-employer plans was $6.5 million and $6.0 million for the three months ended March 31, 2008 and 2007, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Stockholders’ Equity
Series D senior mandatory convertible preferred stock —
Effective March 1, 2008, each of the outstanding shares of our Series D preferred stock automatically converted into 25.3165 shares of our common stock pursuant to the terms of the certificate of designations governing the Series D preferred stock. This increased our common shares outstanding by approximately 60.7 million shares and eliminated annual cash dividends of $37.5 million.
The conversion rate, pursuant to the terms set forth in the certificate of designations, was equal to $250.00 divided by $9.88 (the threshold appreciation price), as the average of the closing prices per share of our common stock on each of the 20 consecutive trading days ending on February 27, 2008 (the third trading day preceding the conversion date) was greater than the threshold appreciation price. Each holder of Series D preferred stock on the applicable record date received a cash payment equal to the amount of accrued and unpaid dividends. As a result of the automatic conversion, we will no longer pay any future quarterly dividends in cash or stock in respect of the Series D preferred stock. Each holder of Series D preferred stock on the conversion date received cash in lieu of any fractional shares of common stock issued upon conversion of the Series D preferred stock.
Accumulated other comprehensive loss —
Accumulated other comprehensive loss related to our defined benefit plans was $29.5 million, net of tax, at both March 31, 2008 and December 31, 2007. The amounts are included in stockholders’ equity.
Comprehensive income —
We had no items impacting comprehensive income other than net income for the three months ended March 31, 2008 and 2007.
10. Net Income Per Common Share
Net income per common share from continuing operations is calculated as follows (in millions, except per share data):

	Three Months Ended March 31,
	2008	2007
Basic earnings per share computation:
Income from continuing operations	$72.6	$34.3
Less: dividends on preferred stock	6.2	9.4

Income from continuing operations available to common shareholders	$66.4	$24.9

Weighted average common shares outstanding	390.6	367.7

Basic earnings per share from continuing operations	$0.17	$0.07

Diluted earnings per share computation:
Income from continuing operations	$72.6	$34.3
Less: dividends on preferred stock	—	9.4
Add back: Interest expense on senior subordinated convertible debentures, net of tax	1.5	—

Income from continuing operations available to common shareholders	$74.1	$24.9

Weighted average common shares outstanding	390.6	367.7
Dilutive effect of stock awards	2.2	2.7
Dilutive effect of senior subordinated convertible debentures	11.3	—
Dilutive effect of Series D preferred stock(1)	40.1	—

Weighted average common and common equivalent shares outstanding	444.2	370.4

Diluted earnings per share from continuing operations	$0.17	$0.07

(1)	Reflects the portion of common shares issued in connection with the conversion of Series D preferred stock on March 1, 2008 which was not included in the weighted average common shares outstanding.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In calculating earnings per share, we have not assumed conversion of the following securities into common shares since the effects of those conversions would be anti-dilutive (in millions):

	Three Months Ended March 31,
	2008	2007
Stock options	14.0	8.9
Series D preferred stock	—	60.8
Senior subordinated convertible debentures	—	11.3
11. Commitments and Contingencies
Litigation —
We are subject to extensive and evolving laws and regulations and have implemented our own safeguards to respond to regulatory requirements. In the normal course of conducting our operations, we may become involved in certain legal and administrative proceedings. Some of these actions may result in fines, penalties or judgments against us, which may impact earnings and cash flows for a particular period. We accrue for legal matters and regulatory compliance contingencies when such costs are probable and can be reasonably estimated. Although the ultimate outcome of any legal matter cannot be predicted with certainty, except as described in the discussion of our outstanding tax dispute with the IRS (see Note 7, Income Taxes), we do not believe that the outcome of our pending legal and administrative proceedings will have a material adverse impact on our consolidated liquidity, financial position or results of operations.
A consolidated amended class action complaint was filed against us and five of our current and former officers on March 31, 2005 in the U.S. District Court for the District of Arizona, consolidating three lawsuits previously filed on August 9, 2004, August 27, 2004 and September 30, 2004. The amended complaint asserted claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaint alleged that from February 10, 2004 to September 13, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated results for fiscal year 2004. The lawsuit sought an unspecified amount of damages. We filed a motion to dismiss the complaint on May 2, 2005. On December 15, 2005, the U.S. District Court for the District of Arizona granted our motion and dismissed the lawsuit with prejudice. The plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. The appeal was fully briefed and oral argument before the Court of Appeals was held on April 17, 2008. On April 29, 2008, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal with prejudice. In general, the applicable procedural rules allow the plaintiffs fourteen days to seek discretionary review from the Court of Appeals and ninety days to petition for a writ of certiorari from the U.S. Supreme Court.
In the normal course of conducting our landfill operations, we are involved in legal and administrative proceedings relating to the process of obtaining and defending the permits that allow us to operate our landfills.
In September 1999, neighboring parties and others filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from a dispute years earlier related largely to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 1.7 million tons at March 31, 2008. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a Texas state trial court in the civil lawsuit issued a judgment, including an injunction that effectively revoked the expansion permit that was granted by the TCEQ in 2001 because it would require us to operate the landfill according to a prior permit granted in 1988 as well as comply with other requirements that the plaintiffs had requested. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion permit proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In April 2006, the Texas Court of Appeals ruled on the civil litigation. The court dissolved the injunction granted in 2003, which would have effectively prevented us from operating the landfill under the expansion permit and potentially required the relocation of over 2 million tons of waste at cost exceeding $50 million, but also required us to pay a damage award of approximately $2 million plus attorney’s fees and interest. On April 27, 2006, all parties filed motions for rehearing, which were denied by the Texas Court of Appeals. Subsequently, all parties filed a petition for review to the Texas Supreme Court. On November 28, 2007, the Texas Supreme Court denied the petitions for review. On October 29, 2007, two petitioners, North Alamo Water Supply Company (North Alamo) and Engelman Irrigation District (Engelman), filed a motion for re-hearing. On January 11, 2008, the Court denied petitioners’ motion for re-hearing. We have made payments to Engelman and Hidalgo County and obtained releases of the judgment from those entities. We have paid North Alamo the damages award due under the judgment, but the amount of the attorney’s fees award owed to North Alamo is the subject of continued litigation in the Texas state trial court.
On March 14, 2006, our wholly-owned subsidiary, BFI Waste Systems of Mississippi, LLC, received a Notice of Violation from the Environmental Protection Agency (EPA) alleging that it was in violation of certain Clean Air Act provisions governing Federal Emissions Guidelines for Municipal Solid Waste Landfills, New Source Performance Standards for Municipal Solid Waste Landfills, and the facility operating permit at its Little Dixie Landfill. The majority of these alleged violations involve the failure to file reports or permit applications, including but not limited to design capacity reports, non-methane organic compound (NMOC) emission rate reports and collection and control system design plans, with the EPA in a timely manner. If we had been found to be in violation of such regulations we could have been subject to remedial action under EPA regulations, including monetary sanctions of up to $32,500 per day. By letter dated January 17, 2007, the EPA notified us that it had referred the matter to the U.S. Department of Justice (DOJ) for purposes of bringing an enforcement action and invited us to engage in settlement negotiations. On September 25, 2007, the parties reached an agreement to settle the allegations for a payment of $242,462. We are currently finalizing the settlement documents.
On November 23, 2005, we received a letter from the San Joaquin District Attorney’s Office, Environmental Prosecutions Unit, (the District Attorney) alleging violations of California permit and regulatory requirements relating to Forward, Inc. (Forward), our wholly-owned subsidiary, and the operation of its landfill. The District Attorney is investigating whether Forward may have (i) mixed green waste with food waste as “alternative daily cover”; (ii) exceeded the daily and weekly tonnage intake limits; (iii) allowed a concentration of methane gas well in excess of 5 percent; or (iv) accepted hazardous waste at a landfill which is not authorized to accept hazardous waste. Such conduct allegedly violates provisions of Business and Professions Code sections 17200, et seq., by virtue of violations of Public Resources Code Division 30, Part 4, Chapter 3, Article 1, sections 44004 and 44014(b); California Code of Regulations Title 27, Chapter 3, Subchapter 4, Article 6, sections 20690(11) and 20919.5; and Health and Safety Code sections 25200, 25100, et seq, and 25500, et seq. On December 7, 2006, Forward received a subpoena and interrogatories from the District Attorney and responded to both as of February 15, 2007. On February 14, 2008, the District Attorney filed suit against the Company alleging violations of the California Business and Professional Code sections 17200, et seq. and seeking monetary sanctions of up to $2,500 per violation and a permanent injunction to obey all applicable laws and regulations. The Company intends to vigorously defend the allegations.
By letter dated April 18, 2007, the EPA issued to us a Notice of Violation (NOV), alleging that we were in violation of the federally enforceable state implementation plan for Massachusetts under the Clean Air Act, because, the NOV alleged, certain of our trucks had been observed in violation of a Massachusetts regulation limiting truck idling to no more than five minutes. The NOV alleged 63 separate instances of alleged excessive idling. In a settlement conference on January 15, 2008, the EPA proposed a civil penalty of $480,000 to resolve the alleged violations. This matter is still in negotiations.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On March 20, 2008, our subsidiary, Allied Waste Systems of Colorado, LLC, received a draft Compliance Order on Consent (COC) from the Colorado Department of Public Health and Environment (CDPHE) related to its Foothills Landfill. The draft COC proposed to assess a civil penalty of $201,650 for alleged violations of the Colorado Air Pollution and Prevention and Control Act, and the facility’s operating permit and construction permit, which occurred between 2001 and 2008. CDPHE alleges that the facility failed to install a landfill gas collection and control system and submit a complete gas collection plan in a timely manner; failed to collect and control landfill emissions; failed to conduct Carbon Adsorption System (CAS) performance testing in a timely manner, and submit an initial annual report and self-certify compliance regarding the same; failed to properly maintain and operate flare equipment; and failed to properly maintain operation of the CAS. We are currently engaged in settlement negotiations with the CDPHE.
Royalties —
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
Financial assurance —
We are required to provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and/or related to our performance under certain collection, landfill and transfer station contracts. We satisfy the financial assurance requirements by providing surety bonds, letters of credit, insurance policies or trust deposits. The amount of the financial assurance for capping, closure and post-closure costs is determined by the applicable state environmental regulations and can either be for costs associated with a portion of the landfill or the entire landfill. Generally, states will require a third party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we are required to provide financial assurance for our self-insurance program and collateral for certain performance obligations.
At March 31, 2008, we had the following financial instruments and collateral in place to secure our financial assurance obligations (in millions):

	Landfill		Risk/
	Closure/	Contract	Casualty	Collateral for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$725.2	$—	$—	$—	$725.2
Surety bonds	651.0	497.4	—	—	1,148.4
Trust deposits	84.8	—	—	—	84.8
Letters of credit(1)	381.2	63.6	233.5	199.8	878.1

Total	$1,842.2	$561.0	$233.5	$199.8	$2,836.5

(1)	These amounts were issued under the 2005 Revolver, the Incremental Revolving Letter of Credit and the Institutional Letter of Credit Facility under our 2005 Credit Facility.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
These financial instruments are issued in the normal course of business and are not debt of the Company. Since we currently have no liability for these financial instruments, they are not reflected in the accompanying consolidated balance sheets. However, we have recorded capping, closure and post-closure liabilities and self-insurance liabilities as they are incurred. The underlying financial assurance obligations, in excess of those already reflected in our consolidated balance sheets, would be recorded if it is probable that we would be unable to fulfill our related obligations. We do not expect this to occur.
Off-balance sheet arrangements —
We have no off-balance sheet debt or similar obligations, other than operating leases and the financial assurance discussed above, which are not classified as debt. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We have not guaranteed any third party debt.
Guarantees —
We enter into contracts in the normal course of business that include indemnification clauses. Indemnifications relating to known liabilities are recorded in the consolidated financial statements based on our best estimate of required future payments. Certain of these indemnifications relate to contingent events or occurrences, such as the imposition of additional taxes due to a change in the tax law or adverse interpretation of the tax law, and indemnifications made in divestiture agreements where we indemnify the buyer for liabilities that relate to our activities prior to the divestiture and that may become known in the future. As of March 31, 2008, we believe the contingent obligations associated with these indemnifications are not significant.
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
12. Segment Reporting
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
We manage our operations through four geographic operating segments: East, Midwest, South and West. Each region is responsible for managing several vertically integrated operations, which are comprised of districts. The accounting policies for these segments are the same as those described in Note 1, Organization and Summary of Significant Accounting Policies.
We have reclassified prior period segment results to reflect the realignment in our organizational structure in the first quarter of 2008, which reduced the number of our geographic regions from five to four and moved the costs of the regional personnel from corporate (included in Other) to the individual regions.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The tables below reflect certain information relating to the continuing operations of our geographic operating segments (in millions):

Revenues:	Three Months Ended March 31,
	2008	2007
East	$388.8	$382.0
Midwest	333.1	319.9
South	334.7	328.8
West	395.8	374.4

Total reportable segments	1,452.4	1,405.1
Other (1)	31.8	39.5

Total per financial statements	$1,484.2	$1,444.6

(1)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a regional basis.

Operating income before depreciation and amortization: (1)	Three Months Ended March 31,
	2008	2007
East (2)	$112.8	$103.7
Midwest (2)	69.9	90.5
South	102.6	94.4
West	127.7	120.7

Total operating income before depreciation and amortization for reportable segments	$413.0	$409.3

(1)	See following table for reconciliation to income from continuing operations before income taxes and minority interest per the consolidated statements of operations.

(2)	During the first quarter of 2008, we recorded asset impairment charges of $1.0 million in the East region and $18.0 million in the Midwest region, of which $17.8 million related to a landfill closure. See Note 6, Landfill Accounting. The asset impairment charges are included in “Loss (gain) from divestitures and asset impairments” on the consolidated statements of operations.
A reconciliation of our primary measure of segment profitability (total operating income before depreciation and amortization for reportable segments) to income from continuing operations before income taxes in our consolidated statements of operations is as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Total operating income before depreciation and amortization for reportable segments	$413.0	$409.3
Depreciation and amortization	(132.8)	(128.4)
Interest expense	(109.7)	(171.1)
Other(1)	(39.8)	(47.4)

Income from continuing operations before income taxes	$130.7	$62.4

(1)	Amounts relate primarily to our subsidiaries which provide services throughout the organization and not on a regional basis, including National Accounts where work has been subcontracted. The amounts for 2008 and 2007 include $0.5 million and $0.9 million, respectively, from gain on divestitures, which is included in “Loss (gain) from divestitures and asset impairments” on the consolidated statements of operations.
The following table shows our total revenues by service line. Intercompany revenues have been eliminated (in millions):

	Three Months Ended March 31,
	2008	2007
Collection
Residential	$296.4	$292.3
Commercial	398.8	369.6
Roll-off(1)	307.9	305.2
Recycling	55.4	49.5

Total collection	1,058.5	1,016.6

Disposal
Landfill	194.6	189.7
Transfer	95.7	100.4

Total disposal	290.3	290.1

Recycling - commodity	66.3	59.7

Other(2)	69.1	78.2

Total revenues	$1,484.2	$1,444.6

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(2)	Consists primarily of revenue from our National Accounts where the work has been subcontracted, revenue generated from transporting waste via railway and revenue from liquid waste disposal. National Accounts revenue included in other revenue represents the portion of revenue generated from nationwide contracts in markets outside our operating areas, and as such, the associated waste handling services are subcontracted to local operators. Consequently, substantially all of this revenue is offset by the corresponding subcontract costs.
Discontinued operations —
During 2007, we divested operations in our South region in the first quarter and in our Midwest region in the third quarter and have reported such divestitures as discontinued operations on our consolidated financial statement for 2007. Revenues and operating income before depreciation and amortization relating to the operations divested in both the first and third quarters of 2007 for the three months ended March 31, 2007 are as follows (in millions):

		Operating income
		before depreciation
	Revenues	and amortization
Midwest	$5.5	$1.5
South	23.6	4.8

Total discontinued operations	$29.1	$6.3

13. Statements of Cash Flows
Supplemental cash flow disclosures and non-cash transactions for the three months ended March 31 are as follows (in millions):

	2008		2007
Supplemental disclosures -
Interest paid (net of amounts capitalized)	$98.9		$134.1
Income taxes paid (net of refunds)	205.5	(1)	1.8

Non-cash transactions -
Liabilities incurred or assumed in acquisitions	$—		$1.7
Accrued dividends on preferred stock	—		3.1

(1)	Includes a payment of $196 million related to an IRS matter. See Note 7, Income Taxes.
Cash and cash equivalents —
At March 31, 2008 and 2007, the book credit balance of $65.9 million and $72.7 million, respectively, in our primary disbursement account was reported in accounts payable. We revised the classification of the net change in our primary disbursement account totaling $26.2 million for the three months ended March 31, 2007 from a financing activity to an operating activity to conform with our current presentation in the consolidated statements of cash flows as checks presented for payment are not payable by our bank under our credit facility or any other overdraft arrangement and as such do not represent short term borrowings.
Restricted cash —
We obtain funds through the issuance of tax-exempt bonds for the purpose of financing qualifying expenditures at our landfills, transfer and hauling facilities. The funds are deposited directly into trust accounts by the bonding authority at the time of issuance. As we do not have the ability to use these funds for general operating purposes, they are classified as restricted cash in our consolidated balance sheets and proceeds from bond issuances are excluded from financing activities in our consolidated statements of cash flows. Reimbursements from the trust for qualifying expenditures are presented as net receipts from restricted trusts in financing activities in our consolidated statements of cash flows. Cash received from the trust totaled $44.8 million during the three months ended March 31, 2008. There was no cash received from the trust during the three months ended March 31, 2007. Restricted cash at March 31, 2008 and December 31, 2007 was $15.2 million and $26.1 million, respectively.

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Condensed Consolidating Financial Statements
All guarantees (including those of the guarantor subsidiaries) are full, unconditional and joint and several of Allied NA’s and BFI’s debt (see Note 5, Long-term Debt, for detail of guarantors). Presented below are Condensed Consolidating Balance Sheets as of March 31, 2008 and December 31, 2007 and Condensed Consolidating Statements of Operations and of Cash Flows for the three months ended March 31, 2008 and 2007 of Allied (Parent), Allied NA (Issuer), the guarantor subsidiaries (Guarantors) and the subsidiaries that are not guarantors (Non-Guarantors). We do not believe that the separate financial statements and related footnote disclosures concerning the Guarantors would provide any additional information that would be material to investors making an investment decision.
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	March 31, 2008
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets —
Cash and cash equivalents	$0.1	$1.5	$30.4	$12.5	$—	$44.5
Restricted cash	—	15.2	—	—	—	15.2
Accounts receivable, net	—	—	242.4	472.5	—	714.9
Prepaid and other current assets	—	0.5	60.2	83.8	(57.1)	87.4
Deferred income taxes, net	—	—	105.4	9.5	—	114.9

Total current assets	0.1	17.2	438.4	578.3	(57.1)	976.9
Property and equipment, net	—	—	4,439.9	24.2	—	4,464.1
Goodwill	—	—	7,947.5	72.4	—	8,019.9
Investment in subsidiaries	2,584.5	15,575.3	467.7	—	(18,627.5)	—
Other assets, net	5.4	79.8	232.6	1,250.0	(1,228.8)	339.0

Total assets	$2,590.0	$15,672.3	$13,526.1	$1,924.9	$(19,913.4)	$13,799.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities —
Current portion of long-term debt	$—	$—	$2.3	$378.3	$—	$380.6
Accounts payable	—	—	420.3	3.9	—	424.2
Accrued closure, post-closure and environmental costs	—	—	19.3	75.1	—	94.4
Accrued interest	4.5	88.6	69.4	1.2	(57.1)	106.6
Other accrued liabilities	45.5	0.2	269.9	227.1	—	542.7
Unearned revenue	—	—	237.9	10.6	—	248.5

Total current liabilities	50.0	88.8	1,019.1	696.2	(57.1)	1,797.0
Long-term debt, less current portion	230.0	5,377.6	686.3	—	—	6,293.9
Deferred income taxes	—	—	407.0	(5.9)	—	401.1
Accrued closure, post-closure and environmental costs	—	—	392.0	412.3	—	804.3
Due to/(from) parent	(1,684.8)	7,669.6	(5,919.6)	(65.2)	—	—
Other long-term obligations	21.1	1.6	1,723.2	14.6	(1,230.6)	529.9
Stockholders’ equity	3,973.7	2,534.7	15,218.1	872.9	(18,625.7)	3,973.7

Total liabilities and stockholders’ equity	$2,590.0	$15,672.3	$13,526.1	$1,924.9	$(19,913.4)	$13,799.9

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	December 31, 2007
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

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(in millions)

	Three Months Ended March 31, 2008
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,415.6	$68.6	$—	$1,484.2
Cost of operations	—	—	903.7	44.4	—	948.1
Selling, general and administrative expenses	6.8	—	133.5	4.1	—	144.4
Depreciation and amortization	—	—	131.5	1.3	—	132.8
Loss from divestitures and asset impairments	—	—	18.5	—	—	18.5

Operating income (loss)	(6.8)	—	228.4	18.8	—	240.4
Equity in earnings (losses) of subsidiaries	53.2	131.5	10.0	—	(194.7)	—
Interest expense and other	(2.8)	(87.5)	(19.3)	(0.1)	—	(109.7)
Intercompany interest income (expense)	38.2	(39.8)	(18.8)	20.4	—	—
Management fee income (expense)	2.2	—	(1.8)	(0.4)	—	—

Income (loss) before income taxes	84.0	4.2	198.5	38.7	(194.7)	130.7
Income tax (expense) benefit	(11.4)	47.5	(79.6)	(14.1)	—	(57.6)
Minority interests	—	—	—	(0.5)	—	(0.5)

Net income	72.6	51.7	118.9	24.1	(194.7)	72.6
Dividends on preferred stock	(6.2)	—	—	—	—	(6.2)

Net income available to common shareholders	$66.4	$51.7	$118.9	$24.1	$(194.7)	$66.4

	Three Months Ended March 31, 2007
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Revenues	$—	$—	$1,389.5	$55.1	$—	$1,444.6
Cost of operations	—	—	871.8	51.0	—	922.8
Selling, general and administrative expenses	6.8	—	150.5	3.5	—	160.8
Depreciation and amortization	—	—	126.9	1.5	—	128.4
Loss (gain) from divestitures and asset impairments	—	—	(0.9)	—	—	(0.9)

Operating income (loss)	(6.8)	—	241.2	(0.9)	—	233.5
Equity in earnings (losses) of subsidiaries	21.1	137.1	6.0	—	(164.2)	—
Interest income (expense) and other	(2.8)	(148.7)	(20.7)	1.1	—	(171.1)
Intercompany interest income (expense)	37.2	(30.7)	(25.0)	18.5	—	—
Management fee income (expense)	2.2	—	(1.7)	(0.5)	—	—

Income (loss) before income taxes	50.9	(42.3)	199.8	18.2	(164.2)	62.4
Income tax (expense) benefit	(11.0)	62.3	(72.8)	(6.7)	—	(28.2)
Minority interests	—	—	—	0.1	—	0.1

Net income from continuing operations	39.9	20.0	127.0	11.6	(164.2)	34.3
Discontinued operations, net of tax	—	—	5.6	—	—	5.6

Net income	39.9	20.0	132.6	11.6	(164.2)	39.9
Dividends on preferred stock	(9.4)	—	—	—	—	(9.4)

Net income available to common shareholders	$30.5	$20.0	$132.6	$11.6	$(164.2)	$30.5

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31, 2008
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities from continuing operations	$(0.5)	$(119.2)	$39.9	$19.9	$—	$(59.9)

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	0.8	—	—	0.8
Proceeds from sale of fixed assets	—	—	3.0	—	—	3.0
Capital expenditures, excluding acquisitions	—	—	(157.5)	(2.1)	—	(159.6)
Capitalized interest	—	—	(3.4)	—	—	(3.4)
Other	—	—	0.2	—	—	0.2

Cash used for investing activities from continuing operations	—	—	(156.9)	(2.1)	—	(159.0)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	319.1	—	6.7	—	325.8
Payments of long-term debt	—	(144.7)	(162.4)	(22.1)	—	(329.2)
Payments of preferred stock dividends	(9.4)	—	—	—	—	(9.4)
Net receipts from restricted trust	—	44.8	—	—	—	44.8
Net proceeds from sale of common stock, exercise of stock options and other	0.6	—	—	—	—	0.6
Intercompany between issuer and subsidiaries	9.4	(98.6)	93.5	(4.3)	—	—

Cash provided by (used for) financing activities from continuing operations	0.6	120.6	(68.9)	(19.7)	—	32.6

Cash used for discontinued operations	—	—	(0.1)	—	—	(0.1)

Increase (decrease) in cash and cash equivalents	0.1	1.4	(186.0)	(1.9)	—	(186.4)
Cash and cash equivalents, beginning of period	—	0.1	216.4	14.4	—	230.9

Cash and cash equivalents, end of period	$0.1	$1.5	$30.4	$12.5	$—	$44.5

ALLIED WASTE INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31, 2007
				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash (used for) provided by operating activities from continuing operations	$(9.5)	$(207.6)	$288.5	$13.4	$—	$84.8

Investing activities —
Proceeds from divestitures (cost of acquisitions), net of cash divested/acquired	—	—	16.8	—	—	16.8
Proceeds from sale of fixed assets	—	—	3.8	—	—	3.8
Capital expenditures, excluding acquisitions	—	—	(219.7)	(2.6)	—	(222.3)
Capitalized interest	—	—	(4.4)	—	—	(4.4)
Other	—	—	(0.5)	—	—	(0.5)

Cash used for investing activities from continuing operations	—	—	(204.0)	(2.6)	—	(206.6)

Financing activities —
Proceeds from long-term debt, net of issuance costs	—	931.9	—	9.2	—	941.1
Payments of long-term debt	—	(856.5)	(1.1)	(9.2)	—	(866.8)
Payments of preferred stock dividends	(9.4)	—	—	—	—	(9.4)
Net proceeds from sale of common stock, exercise of stock options and other	9.5	—	—	—	—	9.5
Intercompany between issuer and subsidiaries	9.4	132.2	(117.9)	(23.7)	—	—

Cash provided by (used for) financing activities from continuing operations	9.5	207.6	(119.0)	(23.7)	—	74.4

Cash provided by discontinued operations	—	—	3.1	—	—	3.1

Decrease in cash and cash equivalents	—	—	(31.4)	(12.9)	—	(44.3)
Cash and cash equivalents, beginning of period	—	—	68.3	25.8	—	94.1

Cash and cash equivalents, end of period	$—	$—	$36.9	$12.9	$—	$49.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Summary
We are the second largest non-hazardous solid waste management company in the United States, as measured by revenues. We provide non-hazardous solid waste collection, transfer, recycling and disposal services in 37 states and Puerto Rico, geographically identified as the East, Midwest, South and West regions.
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
We consistently invest capital to support the ongoing operations of our landfill and collection business. Landfills are highly engineered, sophisticated facilities similar to civil works. Each year we invest capital at our 160 owned or operated active landfills to provide sufficient capacity to receive the waste volume we handle. In addition, we have approximately 11,800 collection vehicles and approximately 1.2 million containers to serve our collection customers. Our vehicles and containers endure rough conditions each day and must be routinely maintained and replaced. During the three months ended March 31, 2008, we invested $159.6 million of capital into the business (see Note 3, Property and Equipment, for detail by fixed asset category). In 2008, total capital expenditures are expected to be approximately $650 million.
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
Income from continuing operations for the three months ended March 31, 2008 increased to $72.6 million, or $0.17 per diluted share, from $34.3 million, or $0.07 per diluted share, for the three months ended March 31, 2007. The increase was primarily attributable to higher operating income, inclusive of losses from divestitures and asset impairments, and lower interest expense, partially offset by higher income tax expense.
Our organic revenue growth was 2.0% for the three months ended March 31, 2008 compared to 3.2% for the three months ended March 31, 2007. Revenue during the three months ended March 31, 2008 increased across all primary lines of business except for our transfer line of business. Operating income, inclusive of losses from divestitures and asset impairments during the three months ended March 31, 2008, increased by $6.9 million over the same period in 2007, driven by increases in revenues as a result of favorable price growth. Lower selling, general and administrative expenses also contributed to improvements in operating income as the increase in labor costs resulting from severance expenses associated with our workforce adjustment and regional realignment in the first quarter of 2008 was more than offset by an adjustment associated with the favorable resolution of a BFI acquisition related claim. These favorable impacts on operating income were partially offset by higher cost of operations as well as asset impairment charges recognized during the quarter. The increase in cost of operations was primarily due to increases in fuel costs and adjustments to environmental liabilities as a result of changes in cost estimates and new matters during the first quarter of 2008. We recorded asset impairment charges totaling $19.0 million in the first quarter of 2008 which are included in “Loss from divestitures and asset impairments” on the consolidated statement of operations. Of that amount, $17.8 million was associated with a landfill in the Midwest region. An impairment charge of $24.5 million was previously recognized at this landfill in the third quarter of 2007. This landfill was managed by a third party under a partnership agreement until February 2007 when we assumed operator responsibilities. We have recorded our related capping, closure and post closure accruals at amounts which we believe are adequate based on currently existing information; however, as the closure process continues and additional information becomes known, our estimated costs may change.
Our pricing programs and operational effectiveness initiatives continue to drive improved profitability and improved returns on invested capital. These programs help mitigate the impact of inflation on our costs of operations, particularly preventing margin deterioration in an economically challenging environment, as our cost of operations as a percentage of revenues in the first quarter of 2008 have remained comparable to the same period in the prior year. In addition, we continue to focus on improving our return on invested capital by evaluating the return potential of new capital expenditures and by evaluating opportunities to divest operations that do not provide an adequate return.
During the first quarter, we reduced our workforce by approximately 2%. The workforce adjustment demonstrates the operating efficiencies realized from our standardized practices. Additionally, we realigned our organizational structure and reduced the number of our geographic regions from five to four. The regional realignment reflects the development of our management team and organizational effectiveness and will allow us to redirect resources into other areas of the business to derive additional future benefits. We recognized a restructuring charge of $6.9 million relating to these actions in the first quarter of 2008.
We spent $159.6 million on capital expenditures during the three months ended March 31, 2008. We plan to invest approximately $650 million in capital expenditures during 2008, a portion of which relates to investment in our fleet. We expect this investment, along with improved maintenance practices, to continue to have a favorable impact on safety, maintenance costs and route productivity. Maintenance and repairs for the three months ended March 31, 2008 decreased $6.4 million or 5.3% from the three months ended March 31, 2007 as we continued to benefit from a newer fleet coupled with improved maintenance practices implemented throughout the past three years.
We employed a strategy of reducing our debt balance by using our cash flow from operations after capital expenditures and other investments in our business. As this occurs, the relative cost of debt has declined. Upon achieving optimal credit ratios, we should have the opportunity to choose the best use of any excess cash flow: further repay debt, repurchase stock, pay a dividend, to the extent permitted by our debt agreements, or reinvest in our company. We may take advantage of opportunities that arise to repay debt in advance of maturities as long as the opportunities are economically advantageous. We also explore and evaluate other ways to enhance shareholder value. Accordingly, where appropriate we may pursue acquisitions, divestitures, joint ventures and other transactions or investments in our business that complement or enhance our strategic position, services, geographical footprint or assets, or otherwise drive shareholder value.
In January 2008, we repaid $161.2 million of our 6.375% senior notes at the stated maturity with available cash. We also completed an offering of $33.9 million variable rate, unsecured tax-exempt bonds maturing in 2024. Proceeds from the tax-exempt bonds are used to finance qualifying expenditures at our landfills, transfer and hauling facilities.

On February 13, 2008, we paid the Internal Revenue Service (IRS) $196 million for tax and interest related to our 1999 income tax return. This payment does not represent a settlement with respect to the potential tax, interest or penalty related to this matter nor does it prevent us from contesting the IRS tax adjustment applicable to our 1999 taxable year in a federal refund action. We funded this payment with available cash and borrowings from our 2005 Revolver. Later in 2008, we expect to pay the IRS and state tax authorities $155 million of tax and interest related to this matter, primarily associated with our 2000 — 2003 income tax returns.
Effective March 1, 2008, each of the outstanding shares of our Series D preferred stock automatically converted into 25.3165 shares of our common stock pursuant to the terms of the certificate of designations governing the Series D preferred stock. This increased our common shares outstanding by approximately 60.7 million shares and eliminated annual cash dividends of $37.5 million.
We continue to focus on maximizing cash flow from operations after capital expenditures and other investments in our business. We seek opportunities to create additional cash flow through reductions in interest cost while continuing to support our fixed asset base with appropriate capital expenditures, and where appropriate, pursue acquisitions, divestitures, joint ventures and other transactions or investments in our business that complement or enhance our strategic position, services, geographical footprint or assets, or otherwise drive shareholder value. Our debt to total capitalization ratio was 62.7% and 63.0% at March 31, 2008 and December 31, 2007, respectively.
Results of Operations
Three Months Ended March 31, 2008 and 2007
The following table sets forth our results of operations and percentage relationship that the various items bear to revenues for the periods indicated (in millions, except percentages).

	Three Months Ended March 31,
	2008		2007
Revenues	$1,484.2	100.0%	$1,444.6	100.0%
Cost of operations	948.1	63.9	922.8	63.9
Selling, general and administrative expenses	144.4	9.7	160.8	11.1
Depreciation and amortization	132.8	9.0	128.4	8.9
Loss (gain) from divestitures and asset impairments	18.5	1.2	(0.9)	(0.1)

Operating income	240.4	16.2	233.5	16.2
Interest expense and other	109.7	7.4	171.1	11.9

Income from continuing operations before income taxes	130.7	8.8	62.4	4.3
Income tax expense	57.6	3.9	28.2	1.9
Minority interests	0.5	0.0	(0.1)	(0.0)

Income from continuing operations	72.6	4.9	34.3	2.4
Discontinued operations, net of tax	—	—	5.6	0.4

Net income	72.6	4.9	39.9	2.8
Dividends on preferred stock	(6.2)	(0.4)	(9.4)	(0.7)

Net income available to common shareholders	$66.4	4.5%	$30.5	2.1%

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

The following table shows our total reported revenues by service line. Intercompany revenues have been eliminated.
Revenues by service line (in millions, except percentages):

	Three Months Ended March 31,
	2008		2007
Collection
Residential	$296.4	20.0%	$292.3	20.3%
Commercial	398.8	26.9	369.6	25.6
Roll-off(1)	307.9	20.7	305.2	21.1
Recycling	55.4	3.7	49.5	3.4

Total collection	1,058.5	71.3	1,016.6	70.4

Disposal
Landfill	194.6	13.1	189.7	13.1
Transfer	95.7	6.5	100.4	7.0

Total disposal	290.3	19.6	290.1	20.1

Recycling - commodity	66.3	4.5	59.7	4.1

Other(2)	69.1	4.6	78.2	5.4

Total revenues	$1,484.2	100.0%	$1,444.6	100.0%

(1)	Consists of revenue generated from commercial, industrial and residential customers from waste collected in roll-off containers that are loaded onto collection vehicles.

(2)	Consists primarily of revenue from our National Accounts where the work has been subcontracted, revenue generated from transporting waste via railway and revenue from liquid waste disposal.
Revenues increased 2.7% during the three months ended March 31, 2008 over the same period in 2007. The increase within the collection business was driven by increases in the commercial and recycling lines of business. Disposal revenue remained comparable to the same period in the prior year as the increase in landfill revenue due to pricing growth was offset by a comparable decrease in transfer revenue primarily due to the termination of an operating contract in the West region. The increase in recycling — commodity revenue was reflective of cardboard and newspaper commodity price increases. Other revenue was lower in the first quarter of 2008 compared to the first quarter of 2007 due to volume declines in the subcontract portion of our National Accounts.
Following is a summary of the change in revenues (in millions):

Three Months Ended
March 31,
Reported revenues in 2007	$1,444.6
Core business organic growth
Increase from average base per unit price change	65.0
Increase from fuel recovery fees	17.9
Decrease from net volume change	(56.1)
Net divested revenues and adjustments	6.1
Increase in recycling and other	6.7

Reported revenues in 2008	$1,484.2

We analyze our revenue by organic growth, which excludes the effect of net divested revenues and adjustments, and revenue from recycling and other. We generated organic revenue growth of 2.0% and 3.2% during the three months ended March 31, 2008 and 2007, respectively.
Revenue increased $82.9 million, or 6.1% from core business pricing growth, inclusive of fuel recovery fees of $17.9 million or 1.3%, during the first quarter of 2008. Within the collection business, average per unit pricing increased 9.6%, 6.1%, 3.8% and 7.0%, respectively, in the commercial, roll-off, residential and recycling collection lines of business. Within the disposal line of business, landfill and transfer average per unit pricing increased 5.1% and 4.3%, respectively. The fuel recovery fee program, implemented in 2005 to mitigate our exposure to increases in fuel prices, generated $17.9 million, or 21.6% of the total price growth in the first quarter of 2008. This fee fluctuates with the price of fuel and, consequently, any increase in fuel prices would result in an increase in our revenue.

Core business volume decreased 4.1% for the first quarter of 2008 compared to the same period in the prior year, primarily due to volume decreases in the roll-off and transfer lines of business. Within the collection business, the commercial, roll-off and residential lines of business experienced volume declines of 2.3%, 5.6% and 2.6% while recycling collection volume increased 2.2% during the first quarter. Within the disposal business, landfill and transfer volume decreased 2.7% and 9.3%, respectively. The volume decreases were primarily attributable to the decline in the home construction business combined with softer demand in other economically-sensitive areas of business. The volume loss also reflected, to a lesser extent, customer loss from pricing increases as we strategically exited customer accounts that did not generate an acceptable rate of return on our assets.
Our operations are not concentrated in any one geographic region. At March 31, 2008, we operated in 123 markets in 37 states and Puerto Rico. Our regional teams focus on developing local markets in which we can operate a vertically integrated operation and maximize operating efficiency. As a result, we may choose to not operate in a market where our business objectives cannot be met.
In the first quarter of 2008, we realigned our organizational structure and reduced the number of our geographic regions from five to four. Accordingly, we reclassified prior period segment results to reflect our current organizational structure.
The following table shows our revenues by geographic region in total and as a percentage of total revenues.
Revenues by region(1)(in millions, except percentages):

	Three Months Ended March 31,
	2008		2007
East	$388.8	26.2%	$382.0	26.5%
Midwest	333.1	22.4	319.9	22.1
South	334.7	22.6	328.8	22.8
West	395.8	26.7	374.4	25.9
Other(2)	31.8	2.1	39.5	2.7

Total revenues	$1,484.2	100.0%	$1,444.6	100.0%

(1)	See discussion in Note 12, Segment Reporting, to our consolidated financial statements.

(2)	Amounts relate primarily to our subsidiaries that provide services throughout the organization and not on a regional basis.
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

The following tables provide the components of our costs of operations and as a percentage of revenues (in millions, except percentages):

	Three Months Ended March 31,
	2008		2007
Labor and related benefits	$265.6	17.9%	$266.7	18.5%
Transfer and disposal costs	108.0	7.3	104.3	7.2
Maintenance and repairs	114.1	7.7	120.5	8.3
Transportation and subcontractor costs	118.4	8.0	125.2	8.7
Fuel	91.2	6.1	66.4	4.6
Disposal and franchise fees and taxes	84.1	5.7	85.2	5.9
Landfill operating costs	39.8	2.7	39.3	2.7
Risk management	39.6	2.7	43.7	3.0
Cost of goods sold	20.9	1.4	16.1	1.1
Other	66.4	4.4	55.4	3.9

Total cost of operations	$948.1	63.9%	$922.8	63.9%

Cost of operations increased $25.3 million or 2.7% in the three months ended March 31, 2008 compared to the same period in the prior year primarily due to increases in fuel, costs of goods sold and other operating costs, partially offset by lower maintenance and repairs, transportation and subcontractor costs and risk management expenses. Costs of goods sold increased due to increases in commodity pricing. Higher other operating costs were driven by a $10.6 million increase to environmental liabilities as a result of changes in cost estimates and new matters. The decrease in maintenance and repairs expense was attributable to realized benefits from a newer fleet coupled with improved maintenance practices. Lower transportation and subcontractor costs were reflective of the corresponding decrease in subcontract revenue associated with our National Accounts. The decrease in risk management expenses was attributable to reduced premiums resulting from our favorable claims experience.
Fuel costs increased due to higher market rates, partially offset by a decline in consumption volume. When economically practical, we may enter into contracts, or engage in other strategies to mitigate fuel cost market risk. We expect that our fuel recovery fee will offset a portion of the volatility in fuel costs arising from future market price fluctuations. At March 31, 2008, approximately 59% of our customers participated in the fuel recovery fee program.
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
The following tables provide the components of our selling, general and administrative costs and as a percentage of revenues (in millions, except percentages):

	Three Months Ended March 31,
	2008		2007
Salaries	$102.8	6.9%	$96.1	6.6%
Rent and office costs	9.9	0.7	10.7	0.7
Professional fees	10.9	0.7	16.4	1.1
Provision for doubtful accounts	6.5	0.4	5.6	0.4
Other	14.3	1.0	32.0	2.3

Total selling, general and administrative expenses	$144.4	9.7%	$160.8	11.1%

Selling, general and administrative expenses decreased by $16.4 million or 10.2% during the three months ended March 31, 2008 compared to the same period in 2007 primarily due to lower professional fees and other expenses, partially offset by higher salaries expense. The decrease in professional fees was primarily attributable to the absence of consulting fees associated with our pricing and procurement initiatives in the first quarter of 2007. Other expenses decreased in the first quarter of 2008 due to a $12.8 million adjustment associated with the favorable resolution of a BFI acquisition related claim. Higher salaries during the first quarter of 2008 reflected $5.8 million of severance costs associated with our workforce adjustment and regional realignment during the quarter.
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
The following tables provide the components of our depreciation and amortization and as a percentage of revenues (in millions, except percentages):

	Three Months Ended March 31,
	2008		2007
Depreciation of fixed assets	$81.9	5.5%	$79.1	5.5%
Landfill and other amortization	50.9	3.5	49.3	3.4

Total depreciation and amortization	$132.8	9.0%	$128.4	8.9%

Depreciation and amortization increased 3.5% in the first quarter of 2008 compared to the same period in 2007. Depreciation expense related to vehicles and equipment increased primarily due to increases in capital expenditures in recent periods. Landfill amortization expense for the quarter ended March 31, 2008 increased slightly due to an increase in landfill amortization rates, partially offset by lower landfill disposal volume.
Loss (gain) from divestitures and asset impairments. During the three months ended March 31, 2008, we recognized gain on divestitures of $0.5 million and asset impairments of $19.0 million, of which $17.8 million of the asset impairment charge was associated with a landfill in our Midwest region. An asset impairment charge of $24.5 million was previously recognized at this landfill in the third quarter of 2007. This landfill was managed by a third party under a partnership agreement until February 2007 when we assumed operator responsibilities. We have recorded our related capping, closure and post closure accruals at amounts which we believe are adequate based on currently existing information; however, as the closure process continues and additional information becomes known, our estimated costs may change. During the three months ended March 31 2007, we recognized net gains of $0.9 million relating to divestitures which did not qualify as discontinued operations.
Interest expense and other includes the following components (in millions):

	Three Months Ended March 31,
	2008	2007
Interest expense, gross	$110.2	$126.7
Interest income	(1.6)	(0.6)
Interest capitalized for development projects	(3.4)	(4.4)
Accretion of debt and amortization of debt issuance costs	4.5	5.4
Costs incurred to early extinguish debt	—	45.4
Interest expense allocated to discontinued operations	—	(1.4)

Total interest expense and other	$109.7	$171.1

Interest expense and other. Gross interest expense decreased during the three months ended March 31, 2008 as a result of debt repayments and the refinancing of debt at lower interest rates. In connection with the refinancing transactions in the first quarter of 2007, we incurred costs to early extinguish and refinance debt of $45.4 million relating to premiums paid, write-off of deferred financing and other costs.
Income tax expense. The effective tax rate for the first quarter of 2008 was 44.3% compared to 45.1% for the same period in prior year. The decrease in the effective tax rate was primarily due to the increase in estimated annual earnings before taxes in 2008 compared with 2007.
Discontinued operations. During 2007, we divested operations in our South region in the first quarter and in our Midwest region in the third quarter and have reported such divestitures as discontinued operations on our consolidated financial statement for 2007. Discontinued operations for the three months ended March 31, 2007 included a gain on sale of the operations divested in the first quarter of approximately $11.5 million ($3.8 million, net of tax), including divested goodwill of $39.2 million. Discontinued operations for the three months ended March 31, 2007 also included pre-tax income from operations of $2.8 million ($1.8 million income, net of tax), relating to the operations divested in both the first and third quarters of 2007.
Dividends on preferred stock. Dividends on preferred stock were $6.2 million and $9.4 million the three months ended March 31, 2008 and 2007, respectively. Effective March 1, 2008, the outstanding shares of our 6.25% Series D senior mandatory convertible preferred stock (Series D preferred stock) automatically converted into 60.7 million shares and eliminated annual cash dividends of $37.5 million.
Liquidity and Capital Resources
Our capital structure consists of 63% debt and 37% equity at March 31, 2008. The majority of our debt was incurred to acquire solid waste companies between 1990 and 2000. We incurred and assumed over $11 billion of debt to acquire BFI in 1999. Since the acquisition of BFI, we have repaid debt with cash flow from operations, asset sales and the issuance of equity. We intend to continue to use our cash flows after capital expenditures to improve long-term shareholder returns. This could include continued debt repayment, investments in operating assets and strategic assets or other investments in our business. We believe that additional debt repayment should reduce our cost of debt, increase liquidity and provide more flexibility in evaluating the most appropriate use of our cash flows to improve shareholder value.
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
When we cannot meet our short-term liquidity needs with operating cash flows, we meet those needs with borrowings under our 2005 Credit Facility. We have a $1.575 billion commitment until 2012 under our 2005 Credit Facility, which we believe is adequate to meet our liquidity needs based on current conditions. At March 31, 2008, we had $174.5 million of borrowings outstanding and $368.1 million in letters of credit drawn on the 2005 Revolver, leaving approximately $1.032 billion of available capacity. Both the $25 million Incremental Revolving Letter of Credit Facility and $485 million Institutional Letter of Credit Facility were fully utilized at March 31, 2008.

Cash provided by operating activities from continuing operations declined approximately $144.7 million or 171%, for the first quarter 2008 when compared with the first quarter 2007. The decrease was primarily due to a $196 million payment related to an IRS matter in the current quarter offset by an increase in net income after adjusting for the impact of deferred taxes, provisions for certain environmental accruals, acquisition accruals, asset impairments as well as decreased use of working capital of approximately $52.7 million, primarily related to the timing of accounts receivable collections and capital expenditure disbursements. We used $159.0 million of our cash for investing activities during 2008, a decrease of $47.6 million or 23% compared with 2007. The decline in cash used in investing activities is primarily due to (i) a $16.0 million decrease in proceeds from divestitures, net of costs of acquisitions; and (ii) a $62.7 million decrease in capital expenditures. Cash provided by financing activities declined by approximately $41.8 million in the first quarter 2008 as compared to 2007. The decrease was primarily driven by (i) a decline in proceeds from the exercise of common stock options and related tax benefits of $8.9 million; (ii) a decrease in proceeds from debt issuance net of debt repayments of $77.7 million; offset by (iii) increase in net receipts from restricted trust associated with our tax-exempt bonds of $44.8 million.
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
Significant financing events in 2008. In January 2008, we repaid $161.2 million of our 6.375% senior notes at the stated maturity with available cash. We also completed an offering of $33.9 million variable rate, unsecured tax-exempt bonds maturing in 2024. Proceeds from the tax-exempt bonds are used to finance qualifying expenditures at our landfills, transfer and hauling facilities.
On February 13, 2008, we paid to the IRS $196 million for tax and interest related to our 1999 income tax return. This payment does not represent a settlement with respect to the potential tax, interest or penalty related to this matter nor does it prevent us from contesting the IRS tax adjustment applicable to our 1999 taxable year in a federal refund action. We funded this payment with available cash flows and borrowings from our 2005 Revolver. Later in 2008, we expect to pay the IRS and state tax authorities $155 million of tax and interest related to this matter, primarily associated with our 2000 — 2003 income tax returns.
Effective March 1, 2008, each of the outstanding shares of our Series D preferred stock automatically converted into 25.3165 shares of our common stock pursuant to the terms of the certificate of designations governing the Series D preferred stock. This increased our common shares outstanding by approximately 60.7 million shares and eliminated annual cash dividends of $37.5 million.
The conversion rate, pursuant to the terms set forth in the certificate of designations, was equal to $250.00 divided by $9.88 (the threshold appreciation price), as the average of the closing prices per share of our common stock on each of the 20 consecutive trading days ending on February 27, 2008 (the third trading day preceding the conversion date) was greater than the threshold appreciation price. Each holder of Series D preferred stock on the applicable record date received a cash payment equal to the amount of accrued and unpaid dividends. As a result of the automatic conversion, we will no longer pay any future quarterly dividends in cash or stock in respect of the Series D preferred stock. Each holder of Series D preferred stock on the conversion date received cash in lieu of any fractional shares of common stock issued upon conversion of the Series D preferred stock.

Contractual Obligations and Commitments
Debt covenants. Our 2005 Credit Facility and the indentures relating to our senior notes contain financial covenants and restrictions on our ability to complete acquisitions, pay dividends, incur indebtedness, make investments and take certain other corporate actions. See Note 5, Long-term Debt, to our consolidated financial statements for additional information regarding our primary financial covenants. At March 31, 2008, we were in compliance with all financial and other covenants under our 2005 Credit Facility. We are not subject to any minimum net worth covenants.
Failure to comply with the financial and other covenants under our 2005 Credit Facility, as well as the occurrence of certain material adverse events, would constitute defaults and would allow the lenders under the 2005 Credit Facility to accelerate the maturity of all indebtedness under the related agreement. This could also have an adverse impact on availability of financial assurance. In addition, maturity acceleration on the 2005 Credit Facility constitutes an event of default under our other debt instruments, including our senior notes and, therefore, these would also be subject to acceleration of maturity. If such acceleration of maturities were to occur, we would not have sufficient liquidity available to repay the indebtedness. We would likely have to seek an amendment under the 2005 Credit Facility for relief from the financial covenants or repay the debt with proceeds from the issuance of new debt or equity, and/or asset sales, if necessary. We may be unable to amend the 2005 Credit Facility or raise sufficient capital on acceptable terms and conditions to repay such obligations in the event the maturities are accelerated.
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
Financial assurance. We are required to provide financial assurance to governmental agencies and a variety of other entities under applicable environmental regulations relating to our landfill operations for capping, closure and post-closure costs, and/or related to our performance under certain collection, landfill and transfer station contracts. We satisfy the financial assurance requirements by providing surety bonds, letters of credit, insurance policies or trust deposits. The amount of the financial assurance for capping, closure and post-closure costs is determined by the applicable state environmental regulations and can either be for costs associated with a portion of the landfill or the entire landfill. Generally, states will require a third party engineering specialist to determine the estimated capping, closure and post-closure costs that are used to determine the required amount of financial assurance for a landfill. The amount of financial assurance required can, and generally will, differ from the obligation determined and recorded under GAAP. The amount of the financial assurance requirements related to contract performance varies by contract. Additionally, we are required to provide financial assurance for our insurance program and collateral for certain performance obligations. We do not expect a material increase in financial assurance during 2008, although the mix of financial instruments may change.
At March 31, 2008, we had the following financial instruments and collateral in place to secure our financial assurance obligations (in millions):

	Landfill		Risk/	Collateral
	Closure/	Contract	Casualty	for
	Post-Closure	Performance	Insurance	Obligations	Total
Insurance policies	$725.2	$—	$—	$—	$725.2
Surety bonds	651.0	497.4	—	—	1,148.4
Trust deposits	84.8	—	—	—	84.8
Letters of credit (1)	381.2	63.6	233.5	199.8	878.1

Total	$1,842.2	$561.0	$233.5	$199.8	$2,836.5

(1)	These amounts were issued under the 2005 Revolver, the Incremental Revolving Letter of Credit and the Institutional Letter of Credit Facility under our 2005 Credit Facility.

These financial instruments are issued in the normal course of business and are not debt of our company. Since we currently have no liability for these financial instruments, they are not reflected in the accompanying consolidated balance sheets. However, we record capping, closure and post-closure liabilities and self-insurance liabilities as they are incurred. The underlying financial assurance obligations, in excess of those already reflected in our consolidated balance sheets, would be recorded if it is probable that we would be unable to fulfill our related obligations. We do not expect this to occur.
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
Interest Rate Risk Management
We believe it is important to have a mix of fixed and floating rate debt to provide financing flexibility. Our policy requires that no less than 70% of our total debt is fixed, either directly or effectively through interest rate swap contracts. At March 31, 2008, approximately 78% of our debt was fixed, all directly.
From time to time, we have entered into interest rate swap contracts for the purpose of hedging variability of interest expense and interest payments on our long-term variable rate bank debt and maintaining a mix of fixed and floating rate debt. Our strategy is to use interest rate swap contracts when such transactions will serve to reduce our aggregate exposure and meet the objectives of our interest risk management rate policy. These contracts are not entered into for trading purposes. We had no interest rate swap contracts or other derivative and hedging activities at March 31, 2008.
Contingencies
For a description of our commitments and contingencies, see Note 7, Income Taxes and Note 11, Commitments and Contingencies, to our consolidated financial statements included under Item 1 of this Form 10-Q.
Critical Accounting Judgments and Estimates
We identified and discussed our critical accounting judgments and estimates in our Annual Report on Form 10-K for the year ended December 31, 2007. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the judgment or estimate is made. Actual results may differ significantly from estimates under different assumptions or conditions.
New Accounting Standards
For a description of the new accounting standards that affect us, see Note 1, Organization and Summary of Significant Accounting Policies, to our consolidated financial statements included under Item 1 of this Form 10-Q.
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
•	our business and financial plans or strategies, and the projected or anticipated benefits or other consequences of such plans or strategies; and

•	our expectations regarding our capital expenditures for 2008.
Among the factors that could cause actual results to differ materially from the expectations expressed in the forward-looking statements are:
•	the general political and economic conditions in the United States, negative changes in which could (a) make it more difficult for us to predict economic trends, (b) cause a decline in the demand for our services (particularly in the commercial and industrial sectors), (c) cause a decline in the price of commodities sold by us or (d) increase competitive pressure on pricing;

•	the overall competitive nature of the waste management industry, which could cause pressure on pricing and the loss of business;

•	our ability or inability to successfully identify and integrate acquired businesses and any liabilities associated with acquired businesses, which could impact our costs;

•	our ability or inability to implement market development initiatives, pass on increased costs to customers, execute operational improvement plans and divest under-performing assets, and to realize the anticipated benefits of these initiatives;

•	our ability or inability to generate revenue growth and offset the impact of inflation and business growth on our costs through price increases, including the potential impact of price increases on volumes;

•	changes in capital availability or costs, which, among other things, could affect our financial results due to our variable interest rate debt;

•	severe weather conditions, which could impair our financial results by causing increased costs, reduced operational efficiency or disruptions to our operations;

•	our ability to operate our business as we desire, which may be limited by restrictive covenants in our debt agreements, our ability to obtain required permits on a timely basis (or at all), regulatory requirements and other factors;

•	compliance with existing and future legal and regulatory requirements relating to greenhouse emissions, including limitations or bans on disposal of certain types of wastes or on the transportation of waste, which could limit our ability to conduct or grow our business, increase our costs to operate or require additional capital expenditures;

•	changes in site remediation requirements or our estimates of the costs to comply with existing requirements, which could increase our costs, including costs for final capping, closure, post-closure and other remediation obligations;

•	the outcome of existing and any future legal proceedings, including any litigation, audit or investigation brought by or before any governmental body, which could result in increased costs or restrictions on our ability to operate;

•	environmental liabilities in excess of our insurance, if any;

•	increases in the costs in commodity, insurance, oil and fuel prices that make it more expensive to operate our business, including our ability or inability to reduce the impact of any such cost increases through cost reduction initiatives and other methods;

•	workforce factors, including potential increases in our costs if we are required to provide additional funding to any multi-employer pension plan to which we contribute and the negative impact on our operations of union organizing campaigns, work stoppages or labor shortages;

•	the negative effect that trends toward requiring recycling, waste reduction at the source and prohibiting the disposal of certain types of wastes could have on volumes of waste going to landfills and waste-to-energy facilities;

•	changes by the Financial Accounting Standards Board or other accounting regulatory bodies to generally accepted accounting principles or policies;

•	acts of war, riots or terrorism, including the events taking place in the Middle East, the current military action in Iraq and the continuing war on terrorism, as well as actions taken or to be taken by the United States or other governments as a result of further acts or threats of terrorism, and the impact of these acts on economic, financial and social conditions in the United States; and

•	the timing and occurrence (or non-occurrence) of transactions and events which may be subject to circumstances beyond our control.
Other factors that could materially affect the Forward Looking Statements in this Form 10-Q can be found in our periodic reports filed with the SEC, including risk factors detailed in Item 1A, “Risk Factors” in our Form 10-K for the year ended December 31, 2007. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the Forward Looking Statements and are cautioned not to place undue reliance on such Forward Looking Statements. The Forward Looking Statements made herein are only made as of the date of this quarterly report on Form 10-Q, and we undertake no obligation to publicly update such Forward Looking Statements to reflect subsequent events or circumstances, except as required by law.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rate risk. We are subject to interest rate risk on our variable rate long-term debt. From time to time, to reduce the risk from interest rate fluctuations, we have entered into interest rate swap contracts that have been authorized pursuant to our policies and procedures. We do not use financial instruments for trading purposes and are not a party to any leveraged derivatives. We had no interest rate swap contracts or other derivative and hedging activities at March 31, 2008.
Increases or decreases in short-term market rates did not materially impact our cash flows in the first quarter of 2008. At March 31, 2008, we had $1.5 billion of floating rate debt. If interest rates increased or decreased by 100 basis points, annualized interest expense and cash payments for interest would increase or decrease by approximately $15 million ($8.5 million after tax). This analysis does not reflect the effect that interest rates would have on other items, such as new borrowings. See Note 5, Long-term Debt, to our consolidated financial statements in this Form 10-Q for additional information regarding how we manage interest rate risk.
Fuel prices. Fuel costs represent a significant operating expense. When economically practical, we may enter into contracts, or engage in other strategies to mitigate market risk. Where appropriate, we have implemented a fuel recovery fee that is designed to recover our fuel costs. While we charge these fees to a majority of our customers, we are unable to charge such fees to all customers. Consequently, an increase in fuel costs results in (1) an increase in our costs of operations, (2) a smaller increase in our revenues (from the fuel recovery fee) and (3) a decrease in our operating margin percentage, since the increase in revenue is more than offset by the increase in cost. Conversely, a decrease in fuel costs results in (1) a decrease in our costs of operations, (2) a smaller decrease in our revenues and (3) an increase in our operating margin percentage.
At our current consumption levels, a one-cent change in the price per gallon of diesel fuel changes our fuel costs by approximately $1.1 million ($0.6 million after tax) on an annual basis, which would be partially offset by a smaller change in the fuel recovery fees charged to our customers. Accordingly, a substantial rise or drop in fuel costs could result in a material impact to our revenues and costs of operations.
Commodities prices. We market recycled products such as cardboard and newspaper from our material recycling facilities. As a result, changes in the market prices of these items will impact our results of operations. Revenues from sales of recycled cardboard and newspaper in the first quarters of 2008 and 2007 were approximately $33.5 million and $28.9 million, respectively.

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
Securities –
A consolidated amended class action complaint was filed against us and five of our current and former officers on March 31, 2005 in the U.S. District Court for the District of Arizona, consolidating three lawsuits previously filed on August 9, 2004, August 27, 2004 and September 30, 2004. The amended complaint asserted claims against all defendants under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and claims against the officers under Section 20(a) of the Securities Exchange Act. The complaint alleged that from February 10, 2004 to September 13, 2004, the defendants caused false and misleading statements to be issued in our public filings and public statements regarding our anticipated results for fiscal year 2004. The lawsuit sought an unspecified amount of damages. We filed a motion to dismiss the complaint on May 2, 2005. On December 15, 2005, the U.S. District Court for the District of Arizona granted our motion and dismissed the lawsuit with prejudice. The plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit. The appeal was fully briefed and oral argument before the Court of Appeals was held on April 17, 2008. On April 29, 2008, the U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal with prejudice. In general, the applicable procedural rules allow the plaintiffs fourteen days to seek discretionary review from the Court of Appeals and ninety days to petition for a writ of certiorari from the U.S. Supreme Court.
Landfill permitting –
In September 1999, neighboring parties and others filed a civil lawsuit seeking to prevent BFI from obtaining a vertical elevation expansion permit at our 131-acre landfill in Donna, Texas. They claimed BFI had agreed not to expand the landfill based on a pre-existing Settlement Agreement from a dispute years earlier related largely to drainage discharge rights. In 2001, the Texas Commission on Environmental Quality (TCEQ) granted BFI an expansion permit (the administrative expansion permit proceeding), and, based on this expansion permit, the landfill has an estimated remaining capacity of approximately 1.7 million tons at March 31, 2008. Nonetheless, the parties opposing the expansion continued to litigate the civil lawsuit and pursue their efforts in preventing the expansion. In November 2003, a Texas state trial court in the civil lawsuit issued a judgment, including an injunction that effectively revoked the expansion permit that was granted by the TCEQ in 2001 because it would require us to operate the landfill according to a prior permit granted in 1988 as well as comply with other requirements that the plaintiffs had requested. On appeal, the Texas Court of Appeals stayed the trial court’s order, allowing us to continue to place waste in the landfill in accordance with the expansion permit granted in 2001. In the administrative expansion permit proceeding on October 28, 2005, the Texas Supreme Court denied review of the neighboring parties’ appeal of the expansion permit, thereby confirming that the TCEQ properly granted our expansion permit.
In April 2006, the Texas Court of Appeals ruled on the civil litigation. The court dissolved the injunction granted in 2003, which would have effectively prevented us from operating the landfill under the expansion permit and potentially required the relocation of over 2 million tons of waste at cost exceeding $50 million, but also required us to pay a damage award of approximately $2 million plus attorney’s fees and interest. On April 27, 2006, all parties filed motions for rehearing, which were denied by the Texas Court of Appeals. Subsequently, all parties filed a petition for review to the Texas Supreme Court. On November 28, 2007, the Texas Supreme Court denied the petitions for review. On October 29, 2007, two petitioners, North Alamo Water Supply Company (North Alamo) and Engelman Irrigation District (Engelman), filed a motion for re-hearing. On January 11, 2008, the Court denied petitioners’ motion for re-hearing. We have made payments to Engelman and Hidalgo County and obtained releases of the judgment from those entities. We have paid North Alamo the damages award due under the judgment, but the amount of the attorney’s fees award owed to North Alamo is the subject of continued litigation in the Texas state trial court.
Environmental –
We have been notified that we are considered a potentially responsible party at a number of sites under CERCLA or other environmental laws. In all cases, such alleged responsibility is due to the actions of companies prior to the time we acquired them. We continually review our status with respect to each site, taking into account the alleged connection to the site and the extent of the contribution to the volume of waste at the site, the available evidence connecting the entity to that site and the number and financial soundness of other potentially responsible parties at the site. The ultimate amounts for environmental liabilities at sites where we may be a potentially responsible party cannot be determined and estimates of such liabilities made by us require assumptions about future events subject to a number of uncertainties, including the extent of the contamination, the appropriate remedy, the financial viability of other potentially responsible parties and the final apportionment of responsibility among the potentially responsible parties. Where we have concluded that our share of potential liabilities is probable and can be reasonably estimated, a provision has been made in the consolidated financial statements. Since the ultimate outcome of these matters may differ from the estimates used in our assessments to date, the recorded liabilities are periodically evaluated as additional information becomes available to ascertain that the accrued liabilities are adequate. We have determined that the recorded liability for environmental matters as of March 31, 2008 of approximately $195.2 million represents the most probable outcome of these contingent matters. We do not expect that adjustments to our estimates for these matters, which may be reasonably possible in the near term and that may result in changes to recorded amounts, will have a material effect on our consolidated liquidity, financial position or results of operations. For more information about our potential environmental liabilities see Note 6, Landfill Accounting, to our consolidated financial statements in Item 1 of this Form 10-Q.
On March 14, 2006, our wholly-owned subsidiary, BFI Waste Systems of Mississippi, LLC, received a Notice of Violation from the EPA alleging that it was in violation of certain Clean Air Act provisions governing Federal Emissions Guidelines for Municipal

Solid Waste Landfills, New Source Performance Standards for Municipal Solid Waste Landfills, and the facility operating permit at its Little Dixie Landfill. The majority of these alleged violations involve the failure to file reports or permit applications, including but not limited to design capacity reports, non-methane organic compound (NMOC) emission rate reports and collection and control system design plans, with the EPA in a timely manner. If we had been found to be in violation of such regulations we could have been subject to remedial action under EPA regulations, including monetary sanctions of up to $32,500 per day. By letter dated January 17, 2007, the EPA notified us that it had referred the matter to the U.S. Department of Justice (DOJ) for purposes of bringing an enforcement action and invited us to engage in settlement negotiations. On September 25, 2007, the parties reached an agreement to settle the allegations for a payment of $242,462. We are currently finalizing the settlement documents.
On November 23, 2005, we received a letter from the San Joaquin District Attorney’s Office, Environmental Prosecutions Unit, (the District Attorney) alleging violations of California permit and regulatory requirements relating to Forward, Inc. (Forward), our wholly-owned subsidiary, and the operation of its landfill. The District Attorney is investigating whether Forward may have (i) mixed green waste with food waste as “alternative daily cover”; (ii) exceeded the daily and weekly tonnage intake limits; (iii) allowed a concentration of methane gas well in excess of 5 percent; or (iv) accepted hazardous waste at a landfill which is not authorized to accept hazardous waste. Such conduct allegedly violates provisions of Business and Professions Code sections 17200, et seq., by virtue of violations of Public Resources Code Division 30, Part 4, Chapter 3, Article 1, sections 44004 and 44014(b); California Code of Regulations Title 27, Chapter 3, Subchapter 4, Article 6, sections 20690(11) and 20919.5; and Health and Safety Code sections 25200, 25100, et seq, and 25500, et seq. On December 7, 2006, Forward received a subpoena and interrogatories from the District Attorney and responded to both as of February 15, 2007. On February 14, 2008, the District Attorney filed suit against the Company alleging violations of the California Business and Professional Code sections 17200, et seq. and seeking monetary sanctions of up to $2,500 per violation and a permanent injunction to obey all applicable laws and regulations. The Company intends to vigorously defend the allegations.
By letter dated April 18, 2007, EPA issued to us a Notice of Violation (NOV), alleging that we were in violation of the federally enforceable state implementation plan for Massachusetts under the Clean Air Act, because, the NOV alleged, certain of our trucks had been observed in violation of a Massachusetts regulation limiting truck idling to no more than five minutes. The NOV alleged 63 separate instances of alleged excessive idling. In a settlement conference on January 15, 2008, the EPA proposed a civil penalty of $480,000 to resolve the alleged violations. This matter is still in negotiations.
On March 20, 2008, our subsidiary, Allied Waste Systems of Colorado, LLC, received a draft Compliance Order on Consent (COC) from the Colorado Department of Public Health and Environment (CDPHE) related to its Foothills Landfill. The draft COC proposed to assess a civil penalty of $201,650 for alleged violations of the Colorado Air Pollution and Prevention and Control Act, and the facility’s operating permit and construction permit, which occurred between 2001 and 2008. CDPHE alleges that the facility failed to install a landfill gas collection and control system and submit a complete gas collection plan in a timely manner; failed to collect and control landfill emissions; failed to conduct Carbon Adsorption System (CAS) performance testing in a timely manner, and submit an initial annual report and self-certify compliance regarding the same; failed to properly maintain and operate flare equipment; and failed to properly maintain operation of the CAS. We are currently engaged in settlement negotiations with the CDPHE.

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
In July 2006, while the Court of Federal Claims case was pending, we discovered a jurisdictional defect in the case that could have prevented our recovery of the refund amounts claimed even if we would have been successful on the underlying merits. Accordingly, on September 12, 2006, we filed a motion to dismiss the case without prejudice on jurisdictional grounds. On March 2, 2007, the Court of Federal Claims granted our motion dismissing the case. Thereafter, on July 6, 2007, the government appealed the decision to the United States Court of Appeals for the Federal Circuit (Court of Appeals). On April 16, 2008, the Court of Appeals reversed and remanded the lower court’s decision. We believe that, in rendering its decision, the Court of Appeals overlooked or misapprehended key points of fact and law that, had they been applied correctly, would not have been the basis for the Court of Appeals’ reversal. Under the Federal and Local Rules of Appellate Procedure, a party may petition the court for a panel rehearing if it believes that such an omission or misapprehension of points of fact or law has occurred. We intend to file such a petition with the Court of Appeals within the timeframe allotted by the rules. If the petition is granted, the Court of Appeals may still ultimately rule against us on the same or another legal basis, in which case the case would again be remanded to the Court of Federal Claims. If, however, the petition is granted and, upon reconsideration, the Court of Appeals ultimately affirms the lower court’s decision, we intend to refile the case in another litigation forum, having now cured the jurisdictional defect. We would not intend to refile the case in the Court of Federal Claims because the Court of Appeals, having jurisdiction over cases in the Court of Federal Claims, has rendered a decision on a similar issue in another case that is unfavorable to taxpayers litigating in the lower court. Although we continue to believe that the decision of the Court of Appeals in that case is flawed, the legal bases upon which the decision was reached are binding on the Court of Federal Claims and could adversely impact other litigation there involving a similar issue.
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
If the capital loss deduction is fully disallowed, we estimate it could have a federal and state cash tax impact (excluding penalties) of approximately $134 million, plus accrued interest through March 31, 2008 of approximately $67 million ($42 million net of tax benefit). Additionally, the IRS could ultimately impose penalties and interest on those penalties for any amount up to approximately $123 million, as of March 31, 2008, after tax. The tax and interest (but not penalties) associated with this matter have been fully reserved on our consolidated balance sheet, including $155 million which is reflected in “Other accrued liabilities” at March 31, 2008. Because of the high interest rate being assessed on this matter, on February 13, 2008, we paid the IRS $196 million for tax and interest related to our 1999 income tax return. Later in 2008, we expect to pay the IRS and state tax authorities $155 million of tax and interest related to this matter, primarily associated with our 2000 – 2003 income tax returns, in order to avoid additional interest charges. The payments do not represent a settlement with respect to the potential tax, interest or penalty related to this matter, nor do they prevent us from contesting the IRS tax adjustment applicable to our 1999 — 2003 taxable years in a federal refund action.
Exchange of partnership interests. In April 2002, we exchanged minority partnership interests in four waste-to-energy facilities for majority partnership interests in equipment purchasing businesses, which are now wholly-owned subsidiaries. Although we have not yet received a formal notice of proposed adjustment, the IRS is contending that the exchange was a sale on which a corresponding gain should have been recognized. Although we intend to vigorously defend our position on this matter, if the exchange is treated as a sale, we estimate it could have a potential federal and state cash tax impact of approximately $160 million plus accrued interest through March 31, 2008 of approximately $40 million ($25 million, net of tax benefit). Also, the IRS could propose a penalty of up to 40% of the additional income tax due. The potential tax and interest (but not penalties) of a full adjustment for this matter has been fully reserved on our consolidated balance sheet at March 31, 2008.
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
See Item 3 of our Form 10-K, for the year ended December 31, 2007 for our other previously reported legal proceedings.

Item 1A. Risk Factors
For a listing of our risk factors, see Item 1A, “Risk Factors”, in our Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None.

(b)	Not applicable.

(c)	Purchase of equity securities by the issuer and affiliated purchasers. The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2008. All of these purchases reflect shares withheld upon vesting of restricted stock, to satisfy statutory minimum tax withholding obligations.

	Total Number	Average Price
	of Shares	Paid
Period:	Purchased	Per Share
January 2008	41,042	$10.51
February 2008	40,952	10.32
March 2008	33	9.95

Total	82,027	10.42

We presently have no publicly announced repurchase plan or program, but intend to continue to satisfy minimum tax withholding obligations in connection with the vesting of outstanding restricted stock through the withholding of shares.
Item 3.   Defaults upon Senior Securities
None.
Item 4.   Submission of Matters to a Vote of Security Holders
None.
Item 5.   Other Information
None.
Item 6.   Exhibits

10.1*+	2008 Senior Management Incentive Plan effective January 1, 2008.

10.2*+	2008 Merit Compensation Pool for Executive Officers Resolutions.

31.1*	Section 302 Certification of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer.

31.2*	Section 302 Certification of Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of John J. Zillmer, Chairman of the Board of Directors and Chief Executive Officer and Peter S. Hathaway, Executive Vice President and Chief Financial Officer.

*	Filed herewith

+	Indicates a management or compensatory plan or arrangement

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

Date: April 30, 2008